Form 10-Q
period 1995-06-30
CHEMICAL FINANCIAL CORP
filed 1995-08-10
CIK 19612

---------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

---------------------------------------------------------------------------

(MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995, OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ____________ TO ____________


                         Commission file number 0-8185


                         CHEMICAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

               Michigan                              38-2022454
      (State of Incorporation)                    (I.R.S. Employer
                                                Identification Number)

            333 East Main Street
             Midland, Michigan                       48640
  (Address of principal executive offices)         (Zip code)

                                 (517) 631-3310
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  _X__     No _____

The number of shares of the registrant's Common Stock, $10 par value, outstanding as of July 14, 1995 was 9,162,925 shares.

---------------------------------------------------------------------------





                                     INDEX

                         CHEMICAL FINANCIAL CORPORATION


PART 1.   FINANCIAL INFORMATION                                             Page

Item 1.   Financial Statements (unaudited, except Consolidated
          Statement of Financial Position as of December 31, 1994)

               Consolidated Statement of Income for the three- and
               six-month periods ended June 30, 1995 and June 30, 1994
                                                                               3
               Consolidated Statement of Financial Position as of
               June 30, 1995, December 31, 1994 and June 30, 1994              4

               Consolidated Statement of Cash Flows for the six-month
               periods ended June 30, 1995 and June 30, 1994                   5

               Notes to consolidated financial statements                    6-7

Item 2.   Management s Discussion and Analysis of Financial Condition
          and Results of Operations                                         8-15


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities                                               15

Item 4.   Submission of Matters to a Vote of Security Holders                 15

Item 6.   Exhibits and Reports on Form 8-K                                    16


SIGNATURES                                                                    17
















                               -2-
                         PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Income (Unaudited)

                                                           Quarter Ended      Six Months Ended
                                                              June 30              June 30
                                                         1995       1994       1995        1994
                                                        (In thousands, except per share amounts)
INTEREST INCOME

Interest and fees on loans . . . . . . . . . . . . .  $ 15,582    $ 14,919   $ 31,021   $ 29,357
Interest on investment securities:
   Taxable . . . . . . . . . . . . . . . . . . . . .     8,887       7,751     17,519     15,660
   Tax-exempt. . . . . . . . . . . . . . . . . . . .       505         510      1,024      1,067
                    TOTAL INTEREST ON SECURITIES         9,392       8,261     18,543     16,727
Interest on federal funds sold . . . . . . . . . . .     1,147         742      2,090      1,506
Interest on deposits with unaffiliated banks . . . .        50           5        102          5
                           TOTAL INTEREST INCOME        26,171      23,927     51,756     47,595
INTEREST EXPENSE
Interest on deposits . . . . . . . . . . . . . . . .    10,408       8,437     20,200     17,237
Interest on short-term borrowings. . . . . . . . . .       348         266        777        488
Interest on long-term debt . . . . . . . . . . . . .       210         168        423        321
                          TOTAL INTEREST EXPENSE        10,966       8,871     21,400     18,046
                             NET INTEREST INCOME        15,205      15,056     30,356     29,549
Provision for possible loan losses . . . . . . . . .       240         269        490        533
NET INTEREST INCOME After Provision for
   Possible Loan Losses. . . . . . . . . . . . . . .    14,965      14,787     29,866     29,016

OTHER INCOME
Trust department income. . . . . . . . . . . . . . .       734         695      1,344      1,265
Service charges on deposit accounts. . . . . . . . .     1,248       1,081      2,468      2,110
Other charges and fees for customer services . . . .       453         472      1,083      1,115
Revenue from data processing services. . . . . . . .       255         253        524        517
Gains on sales of loans. . . . . . . . . . . . . . .       407          25        435         93
Investment securities gains (loss) . . . . . . . . .                   152        (1)        267
Other. . . . . . . . . . . . . . . . . . . . . . . .        22         162         68        239
                              TOTAL OTHER INCOME         3,119       2,840      5,921      5,606
OPERATING EXPENSES
Salaries, wages and employee benefits. . . . . . . .     6,306       6,321     12,630     12,290
Occupancy expense-premises . . . . . . . . . . . . .     1,077       1,058      2,181      2,174
Equipment rentals, depreciation and maintenance. . .       672         706      1,385      1,416
Other. . . . . . . . . . . . . . . . . . . . . . . .     3,399       3,168      6,456      6,585
                        TOTAL OPERATING EXPENSES        11,454      11,253     22,652     22,465
INCOME BEFORE INCOME TAXES . . . . . . . . . . . . .     6,630       6,374     13,135     12,157
Federal income taxes . . . . . . . . . . . . . . . .     2,132       1,976      4,243      3,705
                                      NET INCOME       $ 4,498     $ 4,398    $ 8,892    $ 8,452

NET INCOME PER COMMON SHARE. . . . . . . . . . . . .   $   .49     $   .47    $   .96    $   .91
                               -3-
See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Financial Position

                                                         June 30      December 31      June 30
                                                           1995          1994            1994
                                                       (Unaudited)     (Audited)     (Unaudited)
                                                               (In thousands of dollars)
Cash and demand deposits due from banks. . . . .      $    73,226    $    83,456    $    76,416
Federal funds sold . . . . . . . . . . . . . . .           62,850         67,100         86,600
Interest bearing deposits with unaffiliated banks           2,974          2,967          2,001
Investment securities:
    Held to maturity (market value $363,818
       at 6/30/95, $271,107 at 12/31/94,
       $45,797 at 6/30/94)                                360,217        280,962         45,649
    Available for sale (at market value) . . . .          333,706        382,569        583,473
                     Total investment securities          693,923        663,531        629,122
Loans:
    Commercial and agricultural. . . . . . . . .          112,893        119,533        126,964
    Real estate construction . . . . . . . . . .           12,891         19,239         13,786
    Real estate mortgage . . . . . . . . . . . .          445,556        449,086        446,731
    Installment. . . . . . . . . . . . . . . . .          141,723        152,318        169,798
                                     Total loans          713,063        740,176        757,279
    Less:  Allowance for possible loan losses. .           15,551         15,095         14,870
                                       Net loans          697,512        725,081        742,409
Premises and equipment . . . . . . . . . . . . .           20,236         20,942         21,516
Accrued income . . . . . . . . . . . . . . . . .           13,942         14,121         12,697
Other assets . . . . . . . . . . . . . . . . . .           12,680         16,219         15,584
                                    TOTAL ASSETS       $1,577,343     $1,593,417     $1,586,345
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest bearing. . . . . . . . . . . . .       $  193,434     $  196,654     $  180,961
    Interest bearing . . . . . . . . . . . . . .        1,144,742      1,170,047      1,178,166
                                  Total deposits        1,338,176      1,366,701      1,359,127
Short-term borrowings:
    Treasury tax & loan notes payable to the U.S.
       Treasury                                            11,870          9,849         11,978
    Securities sold under agreements to repurchase         26,215         31,173         31,680
                                                           38,085         41,022         43,658
Interest payable and other liabilities . . . . .           14,178         11,915         13,186
Long term debt . . . . . . . . . . . . . . . . .           12,098         12,099         14,103
                               Total liabilities        1,402,537      1,431,737      1,430,074





                               -4-
Shareholders' equity:
    Common stock, $10 par value:
       Authorized - 15,000,000 shares
         (10,000,000 at December 31, 1994 and
         June 30, 1994)
       Issued - 9,162,525 shares, 6,091,971 shares,
         and 6,082,807 shares, respectively. . . . .       91,625         60,920         60,828
    Surplus. . . . . . . . . . . . . . . . . . .           57,915         57,770         57,818
    Retained earnings. . . . . . . . . . . . . .           26,773         51,279         44,020
    Unrealized net loss on securities available
       for sale                                            (1,507)        (8,289)        (6,395)
                      Total shareholders' equity          174,806        161,680        156,271
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $1,577,343     $1,593,417     $1,586,345

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
   Consolidated Statement of Cash Flows    (Unaudited)

                                                                              Six Months Ended
                                                                                   June 30
                                                                           1995            1994
                                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . . . . . . . . . . . . .          $    8,892     $    8,452
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Provision for loan losses . . . . . . . . . . . . . . .                 490            533
       Provision for depreciation and amortization . . . . . .               1,520          1,543
       Investment securities (gains) loss. . . . . . . . . . .                   1           (267)
       Net amortization of investment securities . . . . . . .                 839          1,882
       Net (increase) decrease in accrued income and other assets              (42)           729
       Net increase in interest payable and other liabilities.               2,351          1,165
                      Net Cash Provided by Operating Activities             14,051         14,037

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash and cash equivalents assumed in acquisition of branch office                        2,789
   Net increase in interest bearing deposits with unaffiliated banks            (7)        (2,001)
   Proceeds from maturities of securities held to maturity . .               8,301         10,894
   Purchases of securities held to maturity. . . . . . . . . .             (87,286)        (7,430)
   Proceeds from maturities of securities available for sale .              93,140        155,937
   Proceeds from sales of securities available for sale. . . .                 994         58,972
   Purchases of securities available for sale. . . . . . . . .             (35,947)      (179,512)
   Net (increase) decrease in loans. . . . . . . . . . . . . .              26,985        (45,673)
   Purchases of premises and equipment . . . . . . . . . . . .                (613)          (875)
         Net Cash Provided by (Used for) Investing Activities                5,567         (6,899)


                               -5-
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in demand deposits, NOW accounts and savings accounts      (39,291)        (5,707)
   Net increase (decrease) in certificates of deposit
     and other time deposits . . . . . . . . . . . . . . . . .              10,810         (8,951)
   Net increase (decrease) in repurchase agreements and other
     short-term borrowings . . . . . . . . . . . . . . . . . .              (2,937)         7,542
   Principal payments on long-term debt. . . . . . . . . . . .                  (1)            (1)
   Cash dividends. . . . . . . . . . . . . . . . . . . . . . .              (2,931)        (2,554)
   Proceeds from stock purchase plan . . . . . . . . . . . . .                 114            117
   Proceeds from exercise of stock options . . . . . . . . . .                 138            195

                       Net Cash Used for Financing Activities              (34,098)        (9,359)
                    Net Decrease in Cash and Cash Equivalents              (14,480)        (2,221)
               Cash and cash equivalents at beginning of year              150,556        165,237
                   Cash and Cash Equivalents at End of Period             $136,076       $163,016

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
   Interest paid on deposits, short-term borrowings and long-term debt        $  21,027   $  18,147
   Federal income taxes paid . . . . . . . . . . . . . . . . .                    3,350       4,020

--------------------------------------------------------------------------

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 1995



NOTE A:    BASIS OF PRESENTATION    The accompanying unaudited consolidated
financial statements of Chemical Financial Corporation and subsidiaries ("Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

THE FINANCIAL STATEMENTS PRESENTED REFLECT ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) WHICH ARE, IN THE OPINION OF MANAGEMENT, NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE
INTERIM PERIODS PRESENTED.    Operating results for the three- and six-
month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For

                               -6-
further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE B:    CHANGES IN ACCOUNTING PRINCIPLES    Effective January 1, 1995,
the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. Under the new standard, the allowance for possible loan losses in 1995, related to loans that are identified for evaluation in accordance with SFAS No. 114, is based on discounted cash flows using the loans initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for possible loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The adoption of SFAS No. 114 did not have a significant impact on the Corporation's financial position or results of operations.

Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized appreciation and depreciation (the difference between fair market value and amortized cost) on securities classified as available for sale is accounted for as an adjustment to shareholders' equity in accordance with SFAS No. 115. Upon adoption, the application of SFAS No. 115 resulted in a $4.14 million increase in shareholder's equity which represented the unrealized appreciation, net of taxes, of the Corporation's investments in debt and equity securities classified as available-for-sale as of this date, which prior to January 1, 1994, had been carried at amortized cost.

As of June 30, 1995, the impact of SFAS No. 115 was a $1.5 million decrease in shareholders' equity, net of taxes, as compared to an $8.3 million decrease as of December 31, 1994 and a $6.4 million decrease as of June 30, 1994. The Corporation's investment portfolio is composed primarily of U.S. Treasury securities with an average maturity of less than one and one-half years. The significant increase in interest rates on short-term U.S. Treasury securities throughout 1994 accounted for the overall net reduction in the fair market value of the Corporation's portfolio of investment securities available for sale during 1994. However, due to both maturities of investment securities and the decline in interest rates on short-term U.S. Treasury securities from December 31, 1994 to June 30, 1995, the SFAS No. 115 shareholders' equity adjustment declined $6.8 million, or 82%, from December 31, 1994 to June 30, 1995.









                               -7-
CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 1995 (continued)

NOTE C:    LOANS AND NONPERFORMING ASSETS
The following summarizes loans and nonperforming assets at the dates indicated (in thousands of dollars):

                                                         June 30      December 31      June 30
                                                          1995           1994            1994
Loans:
   Commercial and agricultural . . . . . . . .     $    112,893        $119,533      $  126,964
   Real estate construction. . . . . . . . . .           12,891          19,239          13,786
   Real estate mortgage. . . . . . . . . . . .          445,556         449,086         446,731
   Installment . . . . . . . . . . . . . . . .          141,723         152,318         169,798
   Total Loans . . . . . . . . . . . . . . . .     $    713,063        $740,176      $  757,279

Nonperforming assets:
   Nonaccrual loans. . . . . . . . . . . . . .          $ 3,132        $  2,682      $    1,829
   Loans 90 days or more past due and
      still accruing interest. . . . . . . . .              489             296             717
   Restructured loans. . . . . . . . . . . . .              116             148             259
   Total nonperforming loans . . . . . . . . .            3,737           3,126           2,805
   Other real estate owned <F1>. . . . . . . .              678             773             796
   Total nonperforming assets. . . . . . . . .          $ 4,415        $  3,899      $    3,601

<F1>  Other real estate includes properties acquired through foreclosure, and by acceptance of a deed in lieu of foreclosure and other property held for sale.  The majority of the properties have been sold, with some financed at below market terms.

NOTE D:    ALLOWANCE FOR LOAN LOSSES
The following summarizes the changes in the allowance for loan losses (in thousands of dollars):

                                                                          For the six months
                                                                             ended June 30
                                                                          1995            1994
          Allowances for Loan Losses
          Balance as of January 1, . . . . . . . . . . . . . .         $ 15,095        $ 14,383
          Provision for loan losses. . . . . . . . . . . . . .              490             533
          Gross loans charged-off. . . . . . . . . . . . . . .             (130)           (166)
          Gross recoveries of loans previously charged-off . .               96             120
          Net loans charged off. . . . . . . . . . . . . . . .              (34)            (46)
          Balance at June 30,. . . . . . . . . . . . . . . . .         $ 15,551        $ 14,870

                               -8-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

Summary

The Corporation's net income was $4,498,000 in the second quarter of 1995, as compared to net income of $4,398,000 during the second quarter of 1994. Earnings per share in the second quarter of 1995 was $.49, compared to earnings per share in the second quarter of 1994 of $.47.

Return on average assets in the second quarter of 1995 was 1.14%, compared to a return on average assets of 1.10% during the second quarter of 1994. Return on average equity for the three months ended June 30, 1995 and June 30, 1994 was 10.4% and 11.0%, respectively.

The Corporation's net income was $8,892,000 for the first six months of 1995, as compared to net income of $8,452,000 during the first six months of 1994. Earnings per share for the six months ended June 30, 1994 was $.96, as compared to earnings per share for the first six months of 1994 of $.91.

Return on average assets for the first six months of 1995 was 1.13%, compared to a return on average assets of 1.07% for the first six months of 1994. Return on average equity for the six month periods ended June 30, 1995 and June 30, 1994 was 10.3% and 10.6%, respectively.

Total assets were $1.577 billion as of June 30, 1995, compared to $1.593 billion as of December 31, 1994 and $1.586 billion as of June 30, 1994.

Total loans declined $27.1 million, or 3.7%, from December 31, 1994 to $713.1 million as of June 30, 1995. Total loans decreased $44.2 million, or 5.8%, from June 30, 1994.

Shareholders' equity increased $13.1 million, or 8.1%, from December 31, 1994 and $18.5 million, or 11.9%, from June 30, 1994, to $174.8 million as of June 30, 1995. As of June 30, 1995, shareholders' equity per share was $19.08 and represented 11.1% of total assets. Approximately 52% and 34.5% of the increase in shareholders' equity from December 31, 1994 and June 30, 1994, respectively, to June 30, 1995, was attributable to a reduction in the unrealized net loss on securities classified as available for sale.




                               -9-
RESULTS OF OPERATIONS

Net Interest Income

An analysis of the components affecting operating earnings for the periods presented in 1995 and 1994 is facilitated by segregating amounts into categories of interest income, interest expense, other income, provision for possible loan losses, operating expense and income tax expense. To improve the comparability of the interest income component, interest income, shown in the table which follows, is expressed on a fully taxable equivalent (FTE) basis. For this purpose, tax-exempt interest earned has been adjusted as if it had been subject to a federal income tax rate of 35%. The following summary is a reconcilement of the tax equivalent amounts used in presenting net interest income on a fully taxable equivalent basis to amounts shown in the Corporation's quarterly consolidated statement of income.

                                               Quarter Ended                Six Months Ended
                                          6-30-95         6-30-94        6-30-95       6-30-94
                                                             (In thousands)
Interest income per quarterly
   consolidated statement of income        $26,171         $23,927        $51,756       $47,595
Add tax equivalent adjustment                  298             331            623           703
Interest income (FTE)                       26,469          24,258         52,379        48,298
Less interest expense                       10,966           8,871         21,400        18,046

Net interest income (FTE)                  $15,503         $15,387        $30,979       $30,252


Other income is derived from trust services, service charges, data processing and other bank related services, gains on sales of residential mortgage loans in the secondary mortgage market and investment securities gains and miscellaneous income. Operating expenses are comprised of salaries, wages and employee benefits, occupancy expense, equipment expense, federal deposit insurance premium expense and miscellaneous other operating expenses.

NET INTEREST INCOME (FTE)

The following table shows the effect that volume and rate changes had on the net interest income (FTE) over the periods indicated.

                                           Second Quarter 1995 Compared                First Six Months 1995 Compared
                                              to Second Quarter 1994                      to First Six Months 1994
                                       Increase (decrease)                         Increase (decrease)
                                        due to changes in         Combined         due to changes in          Combined
                                        Average     Average       Increase         Average      Average       Increase
                                        Volume*   Yield/Rate*    (Decrease)        Volume*     Yield/Rate*    (Decrease)
                                                                       (In thousands)
Causes of increase in net
interest income (FTE) due to:
CHANGES IN INTEREST INCOME ON
EARNING ASSETS:
Loans. . . . . . . . . . . . . . .      $(469)     $1,108          $  639            $(244)      $1,858        $1,614
Taxable investment securities. . .        206         930           1,136              334        1,525         1,859
Non-taxable investment
   securities. . . . . . . . . . .        (13)         (1)            (14)            (118)          45           (73)
Federal funds sold . . . . . . . .         (9)        414             405             (318)         902           584
Interest on deposits with
   unaffiliated banks. . . . . . .         45                          45               97                         97

   Total change in interest
      income on earning assets . .       (240)      2,451           2,211             (249)       4,330         4,081

CHANGES IN INTEREST EXPENSE ON
INTEREST-BEARING LIABILITIES:
Deposits . . . . . . . . . . . . .       (278)      2,249           1,971             (595)       3,558         2,963
Short-term borrowed funds. . . . .        (36)        118              82                5          284           289
Long-term debt . . . . . . . . . .        (27)         69              42              (51)         153           102

    Total change in interest
       expense on interest-bearing
       liabilities.  . . . . . . .       (341)      2,436           2,095             (641)       3,995         3,354

TOTAL INCREASE IN NET INTEREST
  INCOME (FTE) . . . . . . . . . . .    $ 101       $  15          $  116            $ 392       $  335      $    727

* The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income (FTE) increased $116,000 or .8% in the second quarter of 1995 as compared to the second quarter of 1994. Net interest margin increased to 4.20% in the second quarter of 1995 from 4.14% in the second quarter of 1994. The improvement in the net interest margin during the second quarter of 1995, as compared to the second quarter of 1994, was primarily attributable to a 6.2% increase in the average balance of demand deposit accounts between these two time periods.

Net interest income (FTE) increased $727,000 or 2.4% during the first six months of 1995 as compared to the first six months of 1994. Net interest margin increased to 4.21% during the first six months of 1995 as compared to 4.10% during the first six months of 1994.

Other Income

Other income increased $279,000, or 9.8%, in the second quarter of 1995 and $315,000, or 5.6%, in the first six months of 1995 as compared to these same periods in 1994.

The Corporation's trust department income and income from service charges on deposit accounts, combined, were $206,000 higher in the second quarter of 1995 than in the second quarter of 1994. Trust department income increased 5.6% due to an increase in services provided, while service charge income on deposit accounts increased 15.4% due to increased service fees on business checking accounts. In addition, the Corporation realized a gain of $322,000 in the second quarter of 1995 from the sale of its credit card loan portfolio. The Corporation sold its credit card loan portfolio due to the increased competition for this product from other providers offering cards at no annual fee and the proliferation of co-branded credit cards. These increases were somewhat offset by the $152,000 of investment securities gains realized during the second quarter of 1994 as compared to no investment securities gains being realized during the second quarter of 1995. Gains realized on the sale of residential mortgage loans in the secondary market were $57,000 higher in the second quarter of 1995 as compared to this same period in 1994.

During the second quarter of 1994 the Corporation sold approximately $20 million of available for sale investment securities that were scheduled to mature later that year. The Corporation realized gains on the sale of these investment securities of $152,000. These securities were sold to take advantage of an opportunity which existed in the bond market to enhance the Corporation's total return on these funds. The Corporation sold no investment securities during the second quarter of 1995.

The Corporation realized gains on the sale of residential mortgage loans in the secondary market of $82,000 and $25,000 during the second quarters of 1995 and 1994, respectively. The increase in these gains was attributable to the declining real estate mortgage interest rate environment which existed in the second quarter of 1995. The Corporation sold primarily all of the residential real estate mortgage loans originated since December 31, 1994, with maturities of fifteen years or more, in the secondary mortgage market. Total gains realized on the sale of residential mortgage loans in the secondary market during the first six months of 1995 and 1994 were $110,000 and $93,000, respectively.

Provision for Loan Losses

The provision for possible loan losses reflects management's judgement of changing economic conditions, as well as increases and other changes in the subsidiary banks' loan portfolios. It is management's policy to control loan quality through a carefully structured review of loan requests. In assessing the adequacy of the allowance for possible loan losses ("allowance"), management believes that its historical experience confirms, in principle, its judgment in what is essentially a subjective decision. Based upon historical experience and a constant evaluation of present and potential risks in the loan portfolios, management believes that the allowance is adequate. During the three- and six-months ended June 30, 1995, the Corporation added $240,000 and $490,000, respectively, to the allowance through the provision for possible loan losses, as compared to $269,000 and $533,000, respectively, during these same periods in 1994.
Net loan charge-offs during the three- and six-month periods ended June 30, 1995 were $47,000 and $34,000, respectively, compared to net charge-offs of $29,000 and $46,000, respectively, during these same periods in 1994.

Operating Expenses

Total operating expenses were up $201,000, or 1.8%, during the second quarter of 1995 and $187,000, or .8%, during the first six months of 1995, as compared to these same periods in 1994.

The Corporation's operating philosophy includes an objective of controlling operating expenses, and accordingly, it has been successful in its efforts thereto.

The Federal Deposit Insurance Corporation recently announced a reduction in the rates it charges banks for deposit insurance. This reduction in rates is expected to favorably affect the Corporation s results of operations during the second half of 1995.

Income Tax Expense

The Corporation's effective federal income tax rate was 32.2% and 32.3%, respectively, during the three and six months ended June 30, 1995, compared to 31.0% and 30.5%, respectively, during these same periods in 1994. The effective federal income tax rate is a function of the Corporation's interest income exempt from federal taxation, non-deductible interest expense and other non-deductible expenses.

BALANCE SHEET CHANGES

Asset and Deposit Changes

Total assets decreased $16 million, or 1.0%, from December 31, 1994, and decreased $9 million, or .6%, from June 30, 1994, to $1.577 billion as of June 30, 1995. Total deposits decreased $28.5 million, or 2.1%, from December 31, 1994 and decreased $20.9 million, or 1.5%, from June 30, 1994, to $1.338 billion as of June 30, 1995.

Loans

The Corporation's subsidiary banks are generally located in rural communities, where the demand for commercial loans which meet the Corporation's credit standards historically has not been high. The Corporation's philosophy is such that it will neither compromise on loan quality nor make loans outside its banking markets to increase its loan portfolio. The Corporation does not generally purchase participation loans, which is a method utilized by many financial institutions to increase the size of their loan portfolios. The Corporation has been successful in remaining a safe and sound financial institution with this philosophy.

Total loans as of June 30, 1995 were $713.1 million, as compared to $757.3 million as of June 30, 1994 and $740.2 million as of December 31, 1994.

Real estate mortgage and real estate construction loans, combined, declined $9.9 million, or 2.1%, from December 31, 1994 to $458.4 million as of June 30, 1995. This decline was partially attributable to the Corporation selling primarily all residential mortgage loans originated since December 31, 1994, with terms of fifteen years or greater, in the secondary mortgage lending market. Real estate construction and mortgage loans represented approximately 64.3% and 60.8% of the Corporation's loan portfolio as of June 30, 1995 and December 31, 1994, respectively.

Installment loans decreased $10.6 million, or 7%, from December 31, 1994 to $141.7 million as of June 30, 1995. The decrease in installment loans between December 31, 1994 and June 30, 1995 was due to repayment of installment loans made during the Corporation's Money Bonanza installment loan promotions over the past five years. During each of the past five years the Corporation's affiliate banks offered installment loans at below market interest rates during special promotion periods. These loans had maximum maturities, at origination, of between forty-eight and sixty months. Due to the short average amortization periods of these loans, repayments are currently exceeding new loans originated. Installment loans represented approximately 19.9% and 20.6% of total loans as of June 30, 1995 and December 31, 1994, respectively.

Commercial and agricultural loans declined $6.6 million, or 5.6%, from December 31, 1994 to $112.9 million as of June 30, 1995. This decline was attributable to the sale of the Corporation's $3.2 million credit card loan portfolio, the sale of student loans in the secondary student loan market and continued increased competition for commercial loans from other financial institutions located both within and outside the Corporation's lending markets. Commercial and agricultural loans represented 15.8% and 16.1% of the Corporation's loan portfolio as of June 30, 1995 and December 31, 1994, respectively.

The Corporation's total loan to deposit ratios as of June 30, 1995, December 31, 1994 and June 30, 1994 were 53.3%, 54.2% and 55.7%, respectively.

The Corporation traditionally has had a conservative loan underwriting policy. This is evidenced by its historically low loan losses and low ratio of nonperforming loans to total loans. For the three- and six-month periods ended June 30, 1995, the Corporation experienced net charge-offs of $47,000 and $34,000, respectively, compared to net charge-offs of $29,000 and $46,000, respectively, during these same periods in 1994.

Nonperforming loans consist of loans which are past due for principal or interest payments by ninety days or more and still accruing interest, loans for which the accrual of interest has been discontinued and loans which have been renegotiated to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $3.7 million as of June 30, 1995, compared to $2.8 million as of June 30, 1994, and represented .52% and .37% of total loans as of these dates, respectively.

The allowance for possible loan losses at June 30, 1995 was $15,551,000 and represented 2.18% of total loans and 416% of nonperforming loans as of that date.

Liquidity

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demands and deposit withdrawals. The banking subsidiaries' primary liquidity sources consist of investment securities, those maturing within one year and those classified as available for sale, maturing loans and federal funds sold. As of June 30, 1995 the Corporation's investment securities portfolio had an average life of approximately one and one-half years. In addition, at June 30, 1995 the Corporation held only $4.5 million in mortgage backed securities, which represented less than one percent of the investment securities portfolio, and had no other derivatives or any investments in instruments considered "junk bonds."

Capital Resources

As of June 30, 1995, shareholders' equity was $174.8 million compared to $156.3 million as of June 30, 1994, an increase of $18.5 million, or 11.9%.

Shareholders' equity as a percentage of total assets as of June 30, 1995 was 11.1% compared to 9.9% as of June 30, 1994. Total equity as of June 30, 1995 and June 30, 1994 included an after-tax unrealized net loss of $1.5 million and $6.4 million, respectively, on available for sale investment securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (see Note B to the consolidated financial statements).

A statement of changes in shareholders' equity covering the six-month periods ended June 30, 1995 and June 30, 1994 follows.

                                                                        For the six months
                                                                           ended June 30
                                                                     1995                1994
                                                                          (In thousands)
Total shareholders' equity as of January 1,                       $ 161,680            $156,379
   Net income                                                         8,892               8,452
   Dividends                                                         (2,931)             (2,554)
   Shares issued upon exercise of employee
   stock options                                                        137                 195
   Shares issued from stock purchase plan                               246                 194
   Adjustment to beginning balance for change in
      accounting method of available for sale
      investment securities (See Note B to the
      consolidated financial statements)                                                  4,138
   Change in unrealized gains and losses on available
      for sale securities (See Note B to the
      consolidated financial statements)                              6,782             (10,533)
Total shareholders' equity as of end of period                    $ 174,806            $156,271


The following table represents the Corporation's regulatory capital ratios as of June 30, 1995.

                                                                           Tier 1          Total
                                                                         Risk-Based     Risk-Based
                                                            Leverage       Capital        Capital
Chemical Financial Corporation - actual ratio               11.0%           27.3%          28.8%
Regulatory Minimum Ratio                                     3.0             4.0            8.0
Ratio considered "well capitalized" by                       5.0             6.0           10.0
   regulatory agencies

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at June 30, 1995 are high due to the Corporation holding $654 million in investment securities and other assets which are assigned a 0% risk rating, $172 million in assets which are assigned a 20% risk rating and $370 million in residential real estate mortgages and other assets which are assigned a 50% risk rating. These three risk ratings (i.e., 0%, 20% and 50%) represented 74% of the Corporation's total risk-based assets (including off-balance sheet items) as of June 30, 1995.

Other

The Corporation declared a 3-for-2 stock split in December, 1994 which was paid on January 20, 1995. All per share amounts have been adjusted to reflect this split.

Other than as discussed above, there are currently no known trends, events or uncertainties that management believes may be reasonably expected to have a material effect on the Corporation's liquidity, capital resources or financial performance.


                          PART II.  OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES

On April 17, 1995, the Corporation's shareholders approved an amendment to the Corporation s Restated Articles of Incorporation increasing the number of authorized shares of Common Stock, $10 par value, from 10 million to 15 million shares.

All of the additional shares resulting from the increase in the Corporation s authorized Common Stock are of the same class, with the same dividend, voting and liquidation rights, as the shares of Common Stock previously outstanding.

The newly authorized shares are unreserved and available for issuance. No further shareholder authorization is required prior to the issuance of such shares by the Corporation. Shareholders have no preemptive rights to acquire shares issued by the Corporation under its Restated Articles of Incorporation, and shareholders did not acquire any such rights with respect to such additional shares under the amendment to the Corporation s Restated Articles of Incorporation. Under some circumstances, the issuance of additional shares of Common Stock could dilute the voting rights, equity and earnings per share of existing shareholders.






                               -17-
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation's annual meeting of shareholders was held on April 17, 1995. At that meeting, in addition to the election of directors and procedural matters, the shareholders considered and voted upon a proposal to amend the Corporation's Restated Articles of Incorporation to increase the number of authorized Shares of Common Stock from 10 million to 15 million shares. The directors were elected and the proposal was approved by the following votes:

Election of Directors                                Votes Cast
All nominees for director were elected:        For             Withheld
James A. Currie                             7,969,830           74,027
Michael L. Dow                              7,982,535           61,322
Alan W. Ott                                 7,982,751           61,106
Frank P. Popoff                             7,982,840           61,017
Lawrence A. Reed                            7,969,215           74,642
William S. Stavropoulos                     7,961,709           82,148

                                                                                                      Broker
Proposal                                          For       Against          Abstain                 Non-Votes
Proposal to amend the Corporation's
Restated Articles of Incorporation to
increase the number of authorized
shares of Common Stock from
10 million to 15 million shares:                7,849,817    125,772          68,268                   none



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

        Exhibit 3 - Restated Articles of Incorporation
        Exhibit 11 - Statement Regarding Computation of Earnings Per Share
        Exhibit 27 - Financial Data Schedule

(b)    Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.


                               -18-
                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CHEMICAL FINANCIAL CORPORATION


Date:  August 10, 1995             By    /s/  Alan W. Ott
                                   Alan W. Ott, Chairman,
                                   Chief Executive Officer and
                                   President



Date:  August 10, 1995             By    /s/  Lori A. Gwizdala
                                   Lori A. Gwizdala
                                   Senior Vice President,
                                   Chief Financial Officer and
                                   Treasurer



























                               -19-
                                 EXHIBIT INDEX



Exhibit                            Documents


 3.                 Restated Articles of Incorporation

11.                 Statement Regarding Computation of Earnings Per Share

27.                 Financial Data Schedule







































                               -20-