Form 10-Q
period 1995-09-30
CHEMICAL FINANCIAL CORP
filed 1995-11-08
CIK 19612

________________________________________________________________________________

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q
________________________________________________________________________________


(MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995, OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________


                       Commission file number 0-8185


                      CHEMICAL FINANCIAL CORPORATION
          (Exact name of registrant as specified in its charter)

          MICHIGAN                                    38-2022454
  (State of Incorporation)                         (I.R.S. Employer
                                                 Identification Number)

                           333 East Main Street
                         Midland, Michigan  48640
           (Address of principal executive offices and zip code)

                               (517) 631-3310
           (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes __X__    No _____

The number of shares outstanding of the registrant's Common Stock, $10 par value, as of October 16, 1995 was 9,173,873 shares.

________________________________________________________________________________











                                   INDEX

                      CHEMICAL FINANCIAL CORPORATION


PART I.   FINANCIAL INFORMATION                                         PAGE

Item 1.   Consolidated Financial Statements  (unaudited, except
          Consolidated Statement of Financial Position as of
          December 31, 1994)

          Consolidated Statement of Income for the three- and
          nine-month periods ended September 30, 1995 and
          September 30, 1994                                               3

          Consolidated Statement of Financial Position as of
          September 30, 1995, December 31, 1994 and September 30,
          1994                                                             4

          Consolidated Statement of Cash Flows for the nine-month
          periods ended September 30, 1995 and September 30, 1994          5

          Notes to Consolidated Financial Statements                     6-7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           8-15



PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                16


SIGNATURES                                                                17









                       -2-

                        PART I.  FINANCIAL INFORMATION


ITEM I.  FINANCIAL STATEMENTS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Income (Unaudited)
                                                              Quarter Ended                 Nine Months Ended
                                                              September 30                    September 30
                                                          1995            1994            1995            1994
                                                                (In thousands, except per share amounts)
INTEREST INCOME

Interest and fees on loans                              $  15,663       $ 15,467        $ 46,684        $ 44,824
Interest on investment securities:
   Taxable                                                  9,082          7,842          26,601          23,502
   Tax-exempt                                                 493            608           1,517           1,675
                   TOTAL INTEREST ON SECURITIES             9,575          8,450          28,118          25,177
Interest on federal funds sold                              1,184            848           3,274           2,354
Interest on deposits with unaffiliated banks                   51             30             153              35
                          TOTAL INTEREST INCOME            26,473         24,795          78,229          72,390
INTEREST EXPENSE
Interest on deposits                                       10,562          8,653          30,762          25,890
Interest on short-term borrowings                             412            328           1,189             816
Interest on long-term debt                                    205            207             628             528
                         TOTAL INTEREST EXPENSE            11,179          9,188          32,579          27,234
                            NET INTEREST INCOME            15,294         15,607          45,650          45,156
Provision for possible loan losses                            260            278             750             811
NET INTEREST INCOME After Provision for
   Possible Loan Losses                                    15,034         15,329          44,900          44,345
OTHER INCOME
Trust department income                                       651            625           1,995           1,890
Service charges on deposit accounts                         1,286          1,112           3,754           3,222
Other charges and fees for customer services                  507            435           1,590           1,550
Revenue from data processing services                         242            249             766             766
Gains on sales of loans                                        54             64             489             157
Investment securities gains (loss)                             --             (2)             (1)            265
Other                                                         176             30             244             269
                             TOTAL OTHER INCOME             2,916          2,513           8,837           8,119
OPERATING EXPENSES
Salaries, wages and employee benefits                       6,246          6,276          18,876          18,566
Occupancy expense-premises                                  1,066          1,071           3,247           3,245
Equipment rentals, depreciation and maintenance               684            748           2,069           2,164
Other                                                       2,609          3,295           9,065           9,880
                       TOTAL OPERATING EXPENSES            10,605         11,390          33,257          33,855



                                      -3-
INCOME BEFORE INCOME TAXES                                  7,345          6,452          20,480          18,609
Federal income taxes                                        2,435          2,105           6,678           5,810
                                     NET INCOME         $   4,910       $  4,347        $ 13,802        $ 12,799

NET INCOME PER COMMON SHARE                             $     .52       $    .47        $   1.48        $   1.38

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Financial Position
                                                               September 30         December 31        September 30
                                                                   1995                1994                1994
                                                                (Unaudited)          (Audited)          (Unaudited)
                                                                             (In thousands of dollars)
Cash and demand deposits due from banks                          $   72,526        $   83,456          $   71,380
Federal funds sold                                                  101,000            67,100              80,250
Interest bearing deposits with unaffiliated banks                     2,977             2,967               2,000
Investment securities:
    Held to maturity (market value $367,272 at 9/30/95,
       $271,107 at 12/31/94, $265,820 at 9/30/94)                   363,792           280,962             266,783
    Available for sale (at market value)                            326,491           382,569             402,424
                    Total investment securities                     690,283           663,531             669,207
Loans:
    Commercial and agricultural                                     122,556           119,533             123,129
    Real estate construction                                         14,622            19,239              17,338
    Real estate mortgage                                            446,886           449,086             442,750
    Installment                                                     137,803           152,318             161,116
                                    Total loans                     721,867           740,176             744,333
    Less:  Allowance for possible loan losses                        15,784            15,095              15,110
                                      Net loans                     706,083           725,081             729,223
Premises and equipment                                               19,865            20,942              20,959
Accrued income                                                       15,170            14,121              13,148
Other assets                                                         13,666            16,219              16,025
                                   TOTAL ASSETS                  $1,621,570        $1,593,417          $1,602,192

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest bearing                                          $  196,253        $  196,654          $  185,477
    Interest bearing                                              1,171,008         1,170,047           1,178,323
                                 Total deposits                   1,367,261         1,366,701           1,363,800
Short-term borrowings:
    Treasury tax and loan notes payable to the U.S.
      Treasury                                                       11,303             9,849              10,867
    Securities sold under agreements to repurchase                   36,734            31,173              41,213
                                                                     48,037            41,022              52,080


                                      -4-
Interest payable and other liabilities                               15,349            11,915              13,034
Long-term debt                                                       12,097            12,099              14,101
                              Total liabilities                   1,442,744         1,431,737           1,443,015
Shareholders' equity:
    Common stock, $10 par value:
       Authorized - 15,000,000 shares (10,000,000 at
         December 31, 1994 and September 30, 1994)
       Issued - 9,173,461 shares, 6,091,971 shares, and
         6,087,456 shares, respectively                              91,735            60,920              60,875
    Surplus                                                          57,900            57,770              57,791
    Retained earnings                                                30,032            51,279              47,089
    Unrealized net loss on securities available for sale               (841)           (8,289)             (6,578)
                     Total shareholders' equity                     178,826           161,680             159,177
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $1,621,570        $1,593,417          $1,602,192

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows    (Unaudited)


                                                                                      Nine Months Ended
                                                                                        September 30
                                                                                   1995              1994
                                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $ 13,802          $ 12,799
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Provision for loan losses                                                     750               811
       Provision for depreciation and amortization                                 2,283             2,410
       Investment securities (gains) loss                                              1              (265)
       Net amortization of investment securities                                   1,456             2,650
       Net increase in accrued income and other assets                            (1,129)              (85)
       Net increase in interest payable and other liabilities                      3,421               960
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                       20,584            19,280

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash and cash equivalents assumed in acquisition of branch offices             14,661             8,273
   Net increase in interest bearing deposits with unaffiliated banks                 (10)           (2,000)
   Proceeds from maturities of securities held to maturity                        10,392            12,809
   Purchases of securities held to maturity                                      (92,870)          (45,803)
   Proceeds from maturities of securities available for sale                     153,390           207,675
   Proceeds from sales of securities available for sale                              994            58,972
   Purchases of securities available for sale                                    (88,656)         (235,927)


                                      -5-
   Net (increase) decrease in loans                                               17,799           (32,841)
   Purchases of premises and equipment                                              (819)           (1,089)
       NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                       14,881           (29,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in demand deposits, NOW accounts and savings accounts            (38,102)          (25,624)
   Net increase in certificates of deposit and other time deposits                22,771            10,155
   Net increase in repurchase agreements and other short-term borrowings           7,015            15,964
   Principal payments on long-term debt                                               (2)               (3)
   Cash dividends                                                                 (4,582)           (3,832)
   Proceeds from stock purchase plan                                                 173               179
   Proceeds from exercise of stock options                                           232               205

                     NET CASH USED FOR FINANCING ACTIVITIES                      (12,495)           (2,956)
       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       22,970           (13,607)
             Cash and cash equivalents at beginning of year                      150,556           165,237
                 CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $173,526          $151,630

See accompanying notes to consolidated financial statements.

Supplemental disclosures of cash flow information:
   Interest paid on deposits, short-term borrowings and long-term debt          $ 32,038          $ 27,089
   Federal income taxes paid                                                       6,060             6,270



























                       -6-
CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1995


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

THE FINANCIAL STATEMENTS PRESENTED REFLECT ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ACCRUALS) WHICH ARE, IN THE OPINION OF MANAGEMENT, NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS OF THE INTERIM PERIODS PRESENTED. Operating results for the three- and nine-month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December
31, 1994.

NOTE B:    CHANGES IN ACCOUNTING PRINCIPLES   Effective January 1, 1995 the
Corporation adopted Statement of Financial Accounting Standard ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. Under the new standard, the allowance for possible loan losses in 1995, related to loans that are identified for evaluation in accordance with SFAS No. 114, is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for possible loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The adoption of SFAS No. 114 did not have a significant impact on the Corporation's financial position or results of operations.

Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized appreciation and depreciation (the difference between fair market value and amortized cost) on securities classified as available for sale is accounted for as an adjustment to shareholders' equity in accordance with SFAS No. 115. Upon adoption, the application of SFAS No. 115 resulted in a $4.14 million increase in shareholder's equity which represented the unrealized appreciation, net of taxes, of the Corporation's investments in debt and equity securities classified as available for sale as of that date, which prior to January 1, 1994, had been carried at amortized cost.




                       -7-
CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1995   (continued)


As of September 30, 1995, the impact of SFAS No. 115 was a $.8 million decrease in shareholders' equity, net of taxes, as compared to an $8.3 million decrease as of December 31, 1994 and a $6.6 million decrease as of September 30, 1994. The Corporation's investment portfolio is composed primarily of U.S. Treasury securities with an average maturity of less than one and one-half years. The significant increase in interest rates on short-term U.S. Treasury securities throughout 1994 accounted for the overall net reduction in the fair market value of the Corporation's portfolio of investment securities available for sale during 1994. However, due to both maturities of investment securities and the decline in interest rates on short-term U.S. Treasury securities from December 31, 1994 to September 30, 1995, the SFAS No. 115 shareholders' equity adjustment declined significantly from December 31, 1994 to September 30, 1995.

NOTE C:    LOANS AND NONPERFORMING ASSETS
The following summarizes loans and nonperforming assets at the dates indicated' (in thousands of dollars):

                                                  September 30      December 31     September 30
                                                      1995             1994             1994
LOANS:
   Commercial and agricultural                      $122,556         $119,533        $123,129
   Real estate construction                           14,622           19,239          17,338
   Real estate mortgage                              446,886          449,086         442,750
   Installment                                       137,803          152,318         161,116
   Total Loans                                      $721,867         $740,176        $744,333

NONPERFORMING ASSETS:
   Nonaccrual loans                                   $2,638           $2,682          $1,695
   Loans 90 days or more past due and
      still accruing interest                            786              296             324
    Restructured  loans                                  100              148             246
   Total nonperforming loans                           3,524            3,126           2,265
   Other real estate owned <F1>                          973              773             901
   Total nonperforming assets                         $4,497           $3,899          $3,166

<F1>  Other real estate owned includes properties acquired through foreclosure, and by acceptance of a deed in lieu of foreclosure, and other property held for sale. A portion of the properties have been sold, with some financed at below market terms.

                       -8-

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1995   (continued)


NOTE D:    ALLOWANCE FOR LOAN LOSSES
The following summarizes the changes in the allowance for loan losses (in thousands of dollars):

                                                                For the nine months
                                                                Ended September 30
                                                                1995           1994
       ALLOWANCE FOR LOAN LOSSES
       Balance as of January 1,                               $15,095        $14,383
       Provision for loan losses                                  750            811
       Gross loans charged-off                                   (203)          (248)
       Gross recoveries of loans previously charged-off           142            164
           Net loans charged off                                  (61)           (84)
       Balance at September 30,                               $15,784        $15,110


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

SUMMARY

The Corporation's net income was $4,910,000 in the third quarter of 1995, as compared to net income of $4,347,000 during the third quarter of 1994. Earnings per share in the third quarter of 1995 was $.52, compared to earnings per share in the third quarter of 1994 of $.47.

Return on average assets in the third quarter of 1995 was 1.23%, compared to a return on average assets of 1.08% during the third quarter of 1994. Return on average equity for the three months ended September 30, 1995 and September 30, 1994 were 10.9% and 10.5%, respectively.

The Corporation's net income was $13,802,000 for the first nine months of 1995, as compared to net income of $12,799,000 during the first nine months of
1994.   Earnings per share for the nine months ended September 30, 1995 was
$1.48, as compared to earnings per share for the first nine months of 1994 of $1.38.

                       -9-
Return on average assets for the first nine months of 1995 was 1.17%, compared to a return on average assets of 1.07% for the first nine months of 1994. Return on average equity for the nine month periods ended September 30, 1995 and September 30, 1994 were 10.5% and 10.6%, respectively.

Total assets were $1.622 billion as of September 30, 1995, compared to $1.593 billion as of December 31, 1994 and $1.602 billion as of September 30, 1994.

Total loans increased $8.8 million, or 1.2%, from June 30, 1995 to $721.9 million as of September 30, 1995. Total loans as of September 30, 1995 were $22.5 million, or 3.0%, lower than total loans as of September 30, 1994.

Shareholders' equity increased $17.1 million, or 10.6%, from December 31, 1994 and $19.6 million, or 12.3%, from September 30, 1994, to $178.8 million, or 11% of total assets, as of September 30, 1995. As of September 30, 1995, shareholders' equity per share was $19.49.



































                      -10-
RESULTS OF OPERATIONS

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

                                            Quarter Ended           Nine Months Ended
                                         9-30-95      9-30-94      9-30-95      9-30-94
                                                         (In thousands)
Interest income per quarterly
   consolidated statement of income      $26,473      $24,795      $78,229      $72,390
Add tax equivalent adjustment                291          365          914        1,068
Interest income (FTE)                     26,764       25,160       79,143       73,458
Less interest expense                     11,179        9,188       32,579       27,234

Net interest income (FTE)                $15,585      $15,972      $46,564      $46,224

Other income is derived from trust services, service charges, data processing and other bank related services, gains on sales of credit card, residential mortgage and student loans, investment securities gains and miscellaneous income. Operating expenses are comprised of salaries, wages and employee benefits, occupancy expense, equipment expense, federal deposit insurance premium expense and miscellaneous other operating expenses.














                      -11-

NET INTEREST INCOME (FTE)

The following table shows the effect that volume and rate changes had on the net interest income (FTE) over the periods indicated.


                                                        Third Quarter 1995 Compared             First Nine Months 1995 Compared
                                                           to Third Quarter 1994                  to First Nine Months 1994
                                                    Increase (decrease)                       Increase (decrease)
                                                     due to changes in        Combined        due to changes in          Combined
                                                   Average      Average       Increase       Average      Average        Increase
                                                 Volume<F1>   Yield/Rate<F1> (Decrease)     Volume<F1>  Yield/Rate<F1>  (Decrease)
                                                                                   (In thousands)
Causes of increase (decrease) in net
interest income (FTE) due to:
CHANGES IN INTEREST INCOME ON
EARNING ASSETS:
Loans                                             $  (728)      $   915      $   187        $  (982)       $2,783         $1,801
Taxable investment securities                         319           921        1,240            652         2,447          3,099
Non-taxable investment securities                     (34)         (146)        (180)          (150)         (103)          (253)
Federal funds sold                                     90           246          336           (254)        1,174            920
Interest bearing deposits with
 unaffiliated banks                                    16             5           21           113              5            118
   Total change in interest income
     on earning assets                               (337)        1,941        1,604           (621)        6,306          5,685

CHANGES IN INTEREST EXPENSE ON
INTEREST-BEARING LIABILITIES:
Deposits                                             (268)        2,177        1,909           (863)        5,735          4,872
Short-term borrowed funds                             (15)           99           84             (8)          381            373
Long-term debt                                        (32)           30           (2)           (83)          183            100

    Total change in interest expense
      on interest-bearing liabilities                (315)        2,306        1,991           (954)        6,299          5,345

TOTAL INCREASE (DECREASE) IN NET
INTEREST INCOME (FTE)                             $   (22)      $  (365)     $  (387)       $   333        $    7         $  340

<F1> The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.




                      -12-
Net interest income (FTE) decreased $387,000, or 2.4%, in the third quarter of 1995 as compared to the third quarter of 1994. Net interest margin decreased to 4.17% in the third quarter of 1995 from 4.26% in the third quarter of 1994. The decrease in the net interest margin during the third quarter of 1995, as compared to the third quarter of 1994, was primarily attributable to the upward repricing of certificates of deposit which have matured within the twelve month period ended September 30, 1995.

Net interest income (FTE) increased $340,000, or .7%, during the first nine months of 1995 as compared to the first nine months of 1994. The 1995 year to date increase in net interest income (FTE), as compared to the prior year, was primarily attributable to the increase realized in the first quarter of 1995. During the first quarter of 1995, increases in both average loans and net interest margin resulted in a $611,000 increase in net interest income (FTE) as compared to the first quarter of 1994. During the first quarter of 1995, the increased yield on loans and investments more than offset the effect of the upward repricing of certificates of deposit. Net interest margin increased to 4.20% during the first nine months of 1995 as compared to 4.15% during the first nine months of 1994.

OTHER INCOME

Other income increased $403,000, or 16.0%, in the third quarter of 1995 and $718,000, or 8.8%, in the first nine months of 1995 as compared to these same periods in 1994.

The Corporation's trust department income, income from service charges on deposit accounts and other charges and fees for customer services were $272,000, or 12.5%, higher in the third quarter of 1995 than in the third quarter of 1994. Trust department income increased 4.2% due to an increase in services provided, while service charge income on deposit accounts and other charges and fees for customer services increased 15.9% due to increased fees on business checking accounts and on some customer services.

PROVISION FOR LOAN LOSSES

The provision for possible loan losses reflects management's judgment of changing economic conditions, as well as increases and other changes in the subsidiary banks' loan portfolios. It is management's policy to control loan quality through a carefully structured review of loan requests. In assessing the adequacy of the allowance for possible loan losses ("allowance"), management believes that its historical experience confirms, in principle, its judgment in what is essentially a subjective decision. Based upon historical experience and a constant evaluation of present and potential risks in the loan portfolios, management believes that the allowance is adequate. During the three and nine months ended September 30, 1995, the Corporation added $260,000 and $750,000, respectively, to the allowance through the provision for possible loan losses, as compared to $278,000 and $811,000, respectively, during these same periods in 1994. Net loan charge-offs during the three- and


                      -13-
nine-month periods ended September 30, 1995 were $27,000 and $61,000, respectively, compared to net charge-offs of $38,000 and $84,000, respectively, during these same periods in 1994.

OPERATING EXPENSES

Total operating expenses were down $785,000, or 6.9%, during the third quarter of 1995 and $598,000, or 1.8%, during the first nine months of 1995, as compared to these same periods in 1994. Operating expenses were down due to the reduction in Federal Deposit Insurance Corporation (FDIC) premiums, effective June 1, 1995. FDIC premiums were reduced 83% as a result of the full capitalization of the Bank Insurance Fund to a 1.25% ratio. Consequently, the Corporation's FDIC premiums were approximately $800,000 lower in the third quarter of 1995 than in the third quarter of 1994. Excluding FDIC premiums, all other operating expenses were relatively stable in the third quarter of 1995, as compared to the third quarter of 1994.

The Corporation's operating philosophy includes an objective of controlling operating expenses, and accordingly, it has been successful in its efforts thereto.

INCOME TAX EXPENSE

The Corporation's effective federal income tax rate was 33.2% and 32.6%, respectively, during the three and nine months ended September 30, 1995, compared to 32.6% and 31.2%, respectively, during these same periods in 1994. The effective federal income tax rate is a function of the Corporation's interest income exempt from federal taxation, non-deductible interest expense and other non-deductible expenses.

BALANCE SHEET CHANGES

ASSET AND DEPOSIT CHANGES

Total assets increased $28 million, or 1.8%, from December 31, 1994, and $19 million, or 1.2%, from September 30, 1994, to $1.622 billion as of September 30, 1995. Total deposits increased $560,000, or .04%, from December 31, 1994 and increased $3.461 million, or .25%, from September 30, 1994, to $1.367 billion as of September 30, 1995. These increases in assets and deposits are attributable to the acquisition of the Belding, Michigan banking branch office from First of America Bank-Michigan, N.A. on September 22, 1995. The branch had deposits of approximately $16 million as of that date. The Corporation merged this branch office into its affiliate Chemical Bank Montcalm, headquartered in Stanton, Michigan.

LOANS

The Corporation's subsidiary banks are generally located in rural communities, where the demand for commercial loans which meet the Corporation's credit standards historically has not been high. The Corporation's philosophy is

                      -14-
such that it will neither compromise on loan quality nor make loans outside its banking markets to increase its loan portfolio. The Corporation does not generally purchase participation loans, which is a method utilized by many financial institutions to increase the size of their loan portfolios.

Total loans as of September 30, 1995 were $721.9 million, as compared to $713.1 million as of June 30, 1995, $744.3 million as of September 30, 1994 and $740.2 million as of December 31, 1994.

Real estate mortgage and real estate construction loans, combined, declined $6.8 million, or 1.5%, from December 31, 1994 to $461.5 million as of September 30, 1995. This decline was partially attributable to the Corporation selling a portion of the residential mortgage loans originated since December 31, 1994 in the secondary mortgage lending market. Real estate construction and mortgage loans represented approximately 63.9% and 63.3% of the Corporation's loan portfolio as of September 30, 1995 and December 31, 1994, respectively.

Installment loans decreased $14.5 million, or 9.5%, from December 31, 1994 to $137.8 million as of September 30, 1995. The decrease in installment loans between December 31, 1994 and September 30, 1995 was due to repayment of installment loans made during the Corporation's Money Bonanza installment loan promotions over the past five years and the sale of the Corporation's $3.2 million credit card loan portfolio in the second quarter of 1995. During each of the past five years the Corporation's affiliate banks offered installment loans at below market interest rates during special promotion periods. These loans had maximum maturities, at origination, of between forty-eight and sixty months. Due to the short average amortization periods of these loans, repayments are currently exceeding new loans originated. Installment loans represented approximately 19.1% and 20.6% of total loans as of September 30, 1995 and December 31, 1994, respectively.

Commercial and agricultural loans increased $3.0 million, or 2.5%, from December 31, 1994 to $122.6 million as of September 30, 1995. Commercial and agricultural loans represented 17.0% and 16.1%, of the Corporation's loan portfolio as of September 30, 1995 and December 31, 1994, respectively.

The Corporation's total loan to deposit ratios as of September 30, 1995, December 31, 1994 and September 30, 1994 were 52.8%, 54.2% and 54.6%, respectively.

The Corporation traditionally has had a conservative loan underwriting policy. This is evidenced by its historically low loan losses and low ratio of nonperforming loans to total loans. For the three- and nine-month periods ended September 30, 1995 the Corporation experienced net charge-offs of $27,000 and $61,000, respectively, compared to net charge-offs of $38,000 and $84,000, respectively, during these same periods in 1994.

Nonperforming loans consist of loans which are past due for principal or interest payments by ninety days or more and still accruing interest, loans

                      -15-
for which the accrual of interest has been discontinued and loans which have been renegotiated to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $3.5 million as of September 30, 1995, compared to $2.2 million as of September 30, 1994 and represented .49% and .30% of total loans as of these dates, respectively. The increase in nonperforming loans between these two dates is primarily attributable to two secured commercial loans, one of which is in bankruptcy. The Corporation's allowance for loan losses as of September 30, 1995 was 4.48 times total nonperforming loans.

The allowance for possible loan losses at September 30, 1995 was $15,784,000 and represented 2.19% of total loans and 448% of nonperforming loans as of that date.

LIQUIDITY

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demand and deposit withdrawals. The banking subsidiaries' primary liquidity sources consist of investment securities, those maturing within one year and those classified as available for sale, maturing loans and federal funds sold. Federal funds sold increased substantially during the second quarter of 1995. As of September 30, 1995 federal funds sold were $101 million, as compared to $62.85 million and $67.1 million, as of June 30, 1995 and December 31, 1994, respectively. The 1995 third quarter increase was attributable to the acquisition of the branch banking office of another banking organization in September, 1995, and a significant increase in temporary large municipal deposits, included as securities sold under agreements to repurchase on the statement of financial condition as of September 30, 1995, which were invested in federal funds sold. The increase in federal funds sold during the third quarter of 1995 was temporary, as the available funds from the branch acquisition were partially invested in U.S. Treasury securities in October, 1995 and the temporary large municipal deposits declined as anticipated during October, 1995. As of September 30, 1995 the Corporation's investment securities portfolio had an average life of approximately one and one-half years. In addition, at September 30, 1995 the Corporation held only $4.2 million in mortgage backed securities, which represented less than one percent of the investment securities portfolio, and had no other derivatives or any investments in instruments considered "junk bonds".

CAPITAL RESOURCES

As of September 30, 1995, shareholders' equity was $178.8 million compared to $159.2 million as of September 30, 1994, an increase of $19.6 million, or 12.3%. Shareholders' equity as a percentage of total assets as of September 30, 1995 was 11.0% compared to 9.9% as of September 30, 1994. Total equity as of September 30, 1995 and September 30, 1994 included an after-tax unrealized net loss of $.8 million and $6.6 million, respectively, on available for sale investment securities, in accordance with Statement of Financial Accounting


                      -16-
Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (see note B to the Consolidated Financial Statements).

A statement of changes in shareholders' equity covering the nine-month periods ended September 30, 1995 and September 30, 1994 follows.

                                                         For the nine months
                                                         ended September 30

                                                       1995             1994
                                                           (In thousands)
Total shareholders' equity as of January 1,           $161,680        $156,379
   Net income                                           13,802          12,799
   Dividends                                            (4,582)         (3,832)
   Shares issued upon exercise of employee
      stock options                                        232             215
   Shares issued from stock purchase plan                  246             194
   Adjustment to beginning balance for change
      in accounting method of available for
      sale investment securities (See Note B
      to the consolidated financial statements)             --           4,138
   Change in unrealized gains (losses) on
     available for sale securities (See Note B
     to the consolidated
     financial statements)                               7,448         (10,716)
Total shareholders' equity as of end of period        $178,826        $159,177


The following table represents the Corporation's regulatory capital ratios as of September 30, 1995.

                                                              Tier 1      Total
                                                            Risk-Based  Risk-Based
                                                  Leverage    Capital    Capital
Chemical Financial Corporation - actual ratio       11.1%      27.1%      28.5%
Regulatory Minimum Ratio                             3.0        4.0        8.0
Ratio considered "well capitalized" by               5.0        6.0       10.0
   regulatory agencies

The Corporation's Tier 1 and Total capital ratios under the risk based capital measure at September 30, 1995 are high due to the Corporation holding $650


                      -17-
million in investment securities and other assets which are assigned a 0% risk rating, $208 million in assets which are assigned a 20% risk rating and $373 million in residential real estate mortgages and other assets which are assigned a 50% risk rating. These three risk ratings (i.e., 0%, 20% and 50%) represented 74% of the Corporation's total risk-based assets (including off-balance sheet items) as of September 30, 1995.

OTHER

The Corporation declared a 3 for 2 stock split in December, 1994 which was paid on January 20, 1995. All per share amounts have been adjusted to reflect this split.

On September 19, 1995 the Corporation and State Savings Bancorp, Inc. reached a preliminary agreement for the merger of State Savings Bancorp, Inc. with the Corporation. State Savings Bancorp, Inc., is a one bank Michigan bank holding company, with banking offices in Caro and Fairgrove, Michigan. State Savings Bancorp, Inc. had total assets of $60 million as of September 30, 1995. The merger is subject to approvals of regulatory agencies and the shareholders of State Savings Bancorp, Inc. The merger is expected to be consummated during the first half of 1996.

The Corporation completed the acquisition of the Belding, Michigan branch office of First of America Bank-Michigan, N.A. on September 22, 1995. The branch had total deposits of approximately $16 million and was merged into Chemical Bank Montcalm, headquartered in Stanton, Michigan.

Other than as discussed above, there are currently no known trends, events or uncertainties that management believes may be reasonably expected to have a material effect on the Corporation's liquidity, capital resources or financial performance.




















                      -18-
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

       Exhibit 11 - Statement Regarding Computation of Earnings Per Share
       Exhibit 27 - Financial Data Schedule

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.








































                      -19-
                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CHEMICAL FINANCIAL CORPORATION


Date: November 8, 1995                     By    /S/  ALAN W. OTT
                                              Alan W. Ott, Chairman,
                                              Chief Executive Officer and
                                              President (duly authorized
                                              signatory for Registrant)



Date: November 8, 1995                     By    /S/  LORI A. GWIZDALA
                                              Lori A. Gwizdala
                                              Senior Vice President,
                                              Chief Financial Officer and
                                              Treasurer (principal financial
                                              and accounting officer)


























                      -20-
                                EXHIBIT INDEX



EXHIBIT


  11.            Statement Regarding Computation of Earnings Per Share

  27.            Financial Data Schedule








































                      -21-