Form 10-K
period 1995-12-31
CHEMICAL FINANCIAL CORP
filed 1996-03-27
CIK 19612

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
               ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
               ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
               __________

                       Commission File Number 0-8185

                      CHEMICAL FINANCIAL CORPORATION
          (Exact Name of Registrant as Specified in its Charter)

                   Michigan                            38-2022454
           (State of Incorporation)       (I.R.S. Employer Identification No.)

              333 E. Main Street
              Midland, Michigan                         48640
   (Address of Principal Executive Offices)            (Zip Code)

    Registrant's Telephone Number, Including Area Code:  (517) 839-5350

        Securities Registered Pursuant to Section 12(g) of the Act:

                        Common Stock, $10 Par Value
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes __X__  No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K  (   )




State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the filing.

       Aggregate Market Value as of February 16, 1996:  $297,451,665

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $10 par value, outstanding at February 16, 1996:  9,212,005 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1995, are incorporated by reference in Parts I and II (Items 1 and 5-8).
Portions of the registrant's definitive Proxy Statement for its April 15, 1996, annual shareholders' meeting are incorporated by reference in Part III (Items 10-13).
===========================================================================





























                                  PART I


ITEM 1.  BUSINESS.

Chemical Financial Corporation ("Chemical") is a bank holding company. Chemical was organized under Michigan law in August 1973, headquartered in Midland, Michigan. Chemical was substantially inactive until June 30, 1974, when it acquired its lead subsidiary bank, Chemical Bank and Trust Company ("CB&T"), pursuant to a reorganization in which the former shareholders of CB&T became shareholders of Chemical. As of December 31, 1995, Chemical owned all of the outstanding stock of ten commercial banks and a data processing company, all located in Michigan. The main offices of Chemical's ten banking subsidiaries are in Midland, Bay City, Big Rapids, Cadillac, Clare, Grayling, Marshall, Owosso, Standish and Stanton.

Chemical's business is concentrated in a single industry segment - commercial banking. Chemical's subsidiaries offer a full range of commercial banking and fiduciary services. These include accepting deposits, residential and commercial real estate financing, commercial lending, consumer financing, debit cards, safe deposit services, automated teller machines, money transfer services, corporate and personal trust services and other banking services.

The principal markets for these financial services are the communities within Michigan in which Chemical's subsidiaries are located and the areas immediately surrounding these communities. As of December 31, 1995, Chemical and its subsidiaries served these markets through 85 banking offices in 54 communities, located in 24 counties, generally across the mid-section of Michigan. In addition to the full service banking offices, the subsidiary banks operated 76 automatic teller machines, both on and off bank premises as of December 31, 1995.

CB&T, which has its headquarters in Midland, is Chemical's lead subsidiary bank and accounted for 33% of total deposits and 29% of total loans of Chemical and its subsidiaries on a consolidated basis as of December 31, 1995. Chemical's banking subsidiaries' primary loan product, historically, has been residential real estate mortgages. As of December 31, 1995, such loans totaled $345 million, or 46.7% of consolidated total loans. During the last three years, it has been Chemical's subsidiaries' practice to generally hold residential real estate mortgages with a fifteen year or less original term in their own loan portfolios. Chemical deviated from this practice during 1993 and sold some of the residential real estate mortgage loans, originated in 1993, with an original term of fifteen years or less in the secondary mortgage market. Chemical originated $15.6 million of residential mortgage loans during 1995 which were sold in the secondary mortgage market, compared to $13 million and $55 million in residential mortgage loans originated and sold during 1994 and 1993, respectively.


                       -2-
The principal sources of revenues for Chemical are interest and fees on loans, which accounted for 53% of total revenues in 1995, 56% in 1994, and 55% in 1993. Interest on investment securities is also a significant source of revenue, accounting for 32% of total revenues in 1995, 31% in 1994, and 33% in 1993. Chemical has no foreign loans, assets or activities. No material part of the business of Chemical or its subsidiaries is dependent upon a single customer or very few customers, the loss of which would have a materially adverse effect on Chemical.

The business of banking is highly competitive. In addition to competition from other commercial banks, banks face significant competition from nonbank financial institutions. Savings associations and credit unions compete aggressively with commercial banks for deposits and loans, and credit unions and finance companies are particularly significant factors in the consumer loan market. Insurance companies and investment firms are significant competitors for customer deposits. Banks compete for deposits with a broad range of other types of investments, the most significant of which, over the past few years, has been mutual funds. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on borrowings and fees charged for services) and service (convenience and quality of services rendered to customers). Chemical's banking subsidiaries are the leading financial institutions in many of the market areas Chemical serves, but there are a few notable exceptions to this position such as in Bay City, Cadillac, Flint, Lansing and Owosso where Chemical's subsidiaries compete with larger financial institutions.

Banks and bank holding companies are extensively regulated. Chemical's subsidiary banks are all chartered by the State of Michigan and supervised and regulated by the Financial Institutions Bureau of the State of Michigan. Three of Chemical's banks are members of the Federal Reserve System and are also supervised, examined and regulated by the Federal Reserve System. The other seven state non-member banks are also regulated by the Federal Deposit Insurance Corporation ("FDIC"). Deposits of all of Chemical's bank subsidiaries are insured by the FDIC to the extent provided by law.

State banks and bank holding companies are governed by both federal and state laws which significantly limit their business activities in a number of respects. Examples of such limitations include: (1) prior approval of the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), and in some cases various other governing agencies, is required for bank holding companies to acquire control of any additional banks or branches, (2) the business activities of bank holding companies and their subsidiaries are limited to banking and to other activities which are determined by the Federal Reserve Board to be closely related to banking, and (3) transactions between bank holding company subsidiary banks are significantly restricted by banking laws and regulations.



                       -3-
Chemical is a legal entity separate and distinct from its subsidiary banks and data processing subsidiary. Chemical's primary source of revenues results from dividends paid to it by its subsidiaries. Federal and state banking laws and regulations limit both the extent to which Chemical's subsidiary banks can lend or otherwise supply funds to Chemical or certain of its affiliates and also place certain restrictions on the amount of dividends a subsidiary bank of Chemical may pay to Chemical.

Banks are subject to a number of federal and state laws and regulations which have a material impact on their business. These include, among others, minimum capital requirements, state usury laws, state laws relating to fiduciaries, the Truth In Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, electronic funds transfer laws, redlining laws, antitrust laws, environmental laws and privacy laws. These policies can have a significant effect on the operating results of banks.

Under Federal law, the FDIC has the authority to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources, and to establish semiannual assessment rates on Bank Insurance Fund ("BIF") member banks, so as to maintain the BIF at the designated reserve ratio defined by law. On January 1, 1994, the FDIC implemented a system of risk-based premiums for deposit insurance, pursuant to which the premiums paid by a depository institution are based on the probability that the BIF will incur a loss in respect of such institution. The assessment rates under the new system originally ranged from 23.0 cents to 31.0 cents per $100 of deposits, depending upon the assessment category into which the insured depository institution was placed. During the third quarter of 1995, the FDIC adopted a new premium rate schedule for BIF member banks. The new rate schedule, which continues to determine assessments based on a bank's risk-based capital levels, reduced the minimum assessment rate to 4.0 cents per $100 of insured deposits, effective June 1, 1995. Each of the Corporation's subsidiary banks' annual deposit insurance premium decreased from 23.0 cents to 4.0 cents per $100 of insured deposits, as of June 1, 1995.

In the fourth quarter of 1995, the FDIC voted to lower deposit insurance premiums to the legal annual minimum of $2,000 for well-capitalized banks for the first six months of 1996. Consolidated FDIC insurance expense in 1996 is expected to be significantly lower than in 1995, since all of the Corporation's subsidiary banks qualify for the premium reduction.

Federal law also contains a "cross-guarantee" provision that could result in insured depository institutions owned by Chemical being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by Chemical. Under Federal Reserve Board policy, Chemical is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each subsidiary bank.

                       -4-
Banks are subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to: (1) obtain deposit insurance coverage for a newly chartered institution, (2) establish a new branch office that will accept deposits, (3) relocate an office, or (4) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve Board will assess the CRA compliance record of each subsidiary bank of the applicant bank holding company, and such compliance records may be the basis for denying the application.

As of September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of l994 ("IBBEA"), provides that a bank holding company may make certain interstate acquisitions even if state law would otherwise prohibit it. Starting June 1, 1997, IBBEA permits a bank in one state to acquire an out-of-state bank unless one of the states has enacted legislation prohibiting interstate bank acquisitions. An interstate acquisition may occur earlier if the states of the buying and selling banks both have enacted laws permitting interstate acquisitions by all out-of-state banks. IBBEA also permits a bank to establish a de novo branch in another state if the state has a law expressly permitting all out-of-state banks to establish de novo branches in that state. In November 1995, Michigan enacted legislation permitting a Michigan bank to sell one or more of its branches to an out-of-state bank if that bank's state law permits a Michigan bank to purchase branches of banks located in that state. The Michigan legislation also permits a Michigan bank to purchase one or more branches of an out-of-state bank, but the Michigan bank must receive the approval of the Financial Institutions Bureau of the State of Michigan before operating the purchased branch or branches. Chemical has no current intention to acquire any subsidiary banks or branch banking offices out of the state of Michigan.

On October 21, 1993, Chemical acquired Key State Bank ("Key") headquartered in Owosso, Michigan. The acquisition was accounted for by the pooling of interests method of accounting for a business combination. As of the acquisition date, Key had approximately $161 million in total assets, $109 million in total loans and $13 million in total equity. Key is being operated as Chemical Bank Key State, a separate subsidiary of Chemical.
The acquisition gave Chemical eight new branches, of which four are located in Owosso, two in Flint township and two in Lansing township.

In September 1995, Chemical entered into an agreement with State Savings Bancorp, Inc. in Caro, Michigan ("SSBI") for the merger of SSBI with


                       -5-
Chemical. SSBI is a bank holding company, with its headquarters in Caro, Michigan. As of December 31, 1995, SSBI, on a consolidated basis, had total assets of approximately $62 million, total net loans of approximately $21.6 million and shareholders' equity of approximately $9.3 million. SSBI is the parent company of State Savings Bank of Caro ("State Savings"). State Savings conducts its business from its main office and auto bank branch in Caro and a branch office in Fairgrove, Michigan. SSBI and its subsidiary are engaged in the commercial banking business. The transaction will be accomplished by an exchange of shares of Chemical common stock for all of the outstanding shares of SSBI, in a pooling of interests combination. The merger transaction is expected to be completed during the first half of 1996.

The nature of the business of Chemical's subsidiaries is such that they hold title to numerous parcels of real property. These properties are primarily owned for branch offices; however, Chemical and its subsidiaries may hold properties for other business purposes, as well as on a temporary basis for properties taken in or in lieu of foreclosure to satisfy loans in default. Under current state and federal laws, present and past owners of real property may be exposed to liability for the cost of clean up of contamination on or originating from those properties, even if they are wholly innocent of the actions that caused the contamination. These liabilities can be material and can exceed the value of the contaminated property.

At December 31, 1995, Chemical was the eighth largest bank holding company in Michigan, measured by total assets, and together with its subsidiaries employed a total of 955 full-time equivalent employees.

The information under the following captions in the registrant's Annual Report to Shareholders for the year ended December 31, 1995, further describes the business of Chemical and is here incorporated by reference:

              CAPTION                                                   PAGES
Table 2. Average Balances, Tax Equivalent Interest and
  Effective Yields and Rates                                               29
Table 3. Volume and Rate Variance Analysis                                 30
Note C - Investment Securities                                          18-19
Table 9. Maturities and Yields of Investment Securities
  at December 31, 1995                                                     38
Table 4. Summary of Loans and Loan Loss Experience                         30
Table 5. Comparison of Loan Maturities and Interest Sensitivity            32
Table 6. Summary of Nonperforming Loans                                    33






                                      -6-
Table 7. Allocation of the Allowance For Possible Loan Losses              34
Management's Discussion and Analysis of Financial Position and
  Results of Operations, subheadings "Net Interest Income",
  "Loans", "Nonperforming Loans" and "Provision For Possible
  Loan Losses"                                                          28-34
Table 8. Maturity Distribution of Time Deposits of $100,000
  or More                                                                  37
Financial Highlights                                                        3

ITEM 2.  PROPERTIES.

The executive offices of Chemical, the main office of CB&T and Chemical's data processing subsidiary are located in a three story, approximately 74,000 square foot, office building in downtown Midland, which is 100% owned by CB&T.

Chemical's subsidiary banks conduct business from a total of 85 banking offices. These offices are located in or in the vicinity of the cities in which the banks have their main offices. Of the banking offices, 83 are owned by the subsidiary banks and 2 are leased from independent parties with remaining lease terms of two years and fourteen years. This leased property is considered insignificant.


ITEM 3.  LEGAL PROCEEDINGS.

Chemical's subsidiaries are parties, as plaintiff or defendant, to a number of legal proceedings, none of which is considered material, and all of which arose in the ordinary course of their operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

Biographical information concerning Chemical's executive officers who are not directors or nominated for election to the Board of Directors is presented below. Executive officer appointments are made or reaffirmed annually at the organization meeting of the Board of Directors. At its regular meetings, the Board may also make other executive officer appointments.

Aloysius J. Oliver, age 55, was elected Executive Vice President and Secretary on January 2, 1985. Mr. Oliver joined Chemical from CB&T, where he served in various management capacities from the time of his employment


                       -7-
in 1957 to 1984, most recently serving CB&T as Senior Vice President and Cashier and Secretary to its Board of Directors. During the most recent five years, Mr. Oliver served as a director and member of various committees of Chemical Bank Michigan and currently serves as a director and a member of various committees of Chemical Bank Key State and as President and a director of CFC Data Corp, all wholly-owned subsidiaries of Chemical.

Bruce M. Groom, age 54, joined CB&T as Senior Vice President and Trust Officer on April 29, 1985 and was named Senior Trust Officer on May 16, 1986. Mr. Groom is a member of various committees of CB&T and has served as a director and a member of the audit committee of Chemical Bank Central, a wholly-owned subsidiary of Chemical, since February 15, 1989. Mr. Groom is an attorney and, prior to joining CB&T, was a member of the law firm of Francis, Wetmore and Groom, P.C.

Lori A. Gwizdala, age 37, joined Chemical as Controller on January 2, 1985 and was named Chief Financial Officer in May, 1987, Senior Vice President in February, 1991 and Treasurer in April, 1994. Ms. Gwizdala has served as Secretary to the Board of Directors of CFC Data Corp since May, 1986 and as a director and a member of the investment committee of Chemical Bank Bay Area since January 25, 1993, both wholly-owned subsidiaries of Chemical. Ms. Gwizdala is a certified public accountant and was previously associated with the public accounting firm of Ernst & Young, LLP from 1980 to 1984.




























                       -8-
                                  PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

The information under the heading "Stock Price Ranges and Cash Dividends" on page 11 of the registrant's Annual Report to Shareholders for the year ended December 31, 1995, is here incorporated by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

The information under the caption "Financial Highlights" on page 3 and the sub-heading "Financial Highlights" of "Management's Discussion and Analysis" on pages 26 and 27 of the registrant's Annual Report to Shareholders for the year ended December 31, 1995, is here incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information under the heading "Management's Discussion and Analysis" on pages 26 through 39 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 1995, is here incorporated by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements, notes, and independent auditors' report on pages 12 through 25 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 1995, is here incorporated by reference.

The information under the caption "Selected Quarterly Financial Information (Unaudited)" on page 11 of the registrant's Annual Report to Shareholders for the year ended December 31, 1995, is here incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.







                       -9-
                                 PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the captions "Nominees for Election to Serve Until the Annual Meeting of Shareholders in 1997" on pages 2 and 3 and "Section 16(a) Reporting Delinquencies" on page 12 in the registrant's definitive Proxy Statement for its April 15, 1996 annual meeting of shareholders is here incorporated by reference.


ITEM 11. EXECUTIVE COMPENSATION.

The information set forth under the caption "Compensation of Executive Officers and Directors" on pages 6 through 9 in the registrant's definitive Proxy Statement for its April 15, 1996, annual meeting of shareholders is here incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under the caption "Voting Securities" on pages 4 and 5 in the registrant's definitive Proxy Statement for its April 15, 1996, annual meeting of shareholders is here incorporated by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption "Certain Relationships and Related Transactions" on page 12 in the registrant's definitive Proxy Statement for its April 15, 1996, annual meeting of shareholders is here incorporated by reference.


















                      -10-
                                  PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) FINANCIAL STATEMENTS. The following financial statements and independent auditors' report of Chemical Financial Corporation and its subsidiaries are filed as part of this report:

     Consolidated Statements of Financial Position-December 31, 1995
          and 1994
     Consolidated Statements of Income for each of the three years in the period ended December 31, 1995.
     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995
     Consolidated Statements of Changes in Shareholders' Equity for
          each of the three years in the period ended December 31,
          1995
     Notes to Consolidated Financial Statements
     Report of Independent Auditors dated January 19, 1996

The financial statements, the notes to financial statements, and the independent auditors' report listed above are incorporated by reference in
Item 8 of this report from the corresponding portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1995.

          (2)  FINANCIAL STATEMENT SCHEDULES.  None

          (3) EXHIBITS. The following exhibits are filed as part of this report:

      NUMBER              EXHIBIT

       3(a) RESTATED ARTICLES OF INCORPORATION. Previously filed as Exhibit 3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995. Here incorporated by reference.

       3(b) BYLAWS. Previously filed as Exhibit 4(b) to the registrant's S-8 Registration Statement No. 33-47356 filed with the Commission on April 28, 1992. Here incorporated by reference.

      10(a)    AMENDED AWARD AND STOCK OPTION PLAN OF 1987.* Previously filed as
               Exhibit 10(a) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Commission on March 24, 1994. Here incorporated by reference.






                      -11-
      NUMBER              EXHIBIT

      10(b) AMENDED STOCK OPTION PLAN OF 1983.* Previously filed as Exhibit 10(b) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Commission on March 24, 1994. Here incorporated by reference.

      10(c)    PLAN FOR DEFERRAL OF DIRECTORS' FEES.*  Previously filed as
               Exhibit 10(c) to the registrant's Form S-4 Registration Statement No. 33-64944 filed with the Commission on June 24, 1993. Here incorporated by reference.

      10(d) CHEMICAL FINANCIAL CORPORATION SUPPLEMENTAL PENSION PLAN.* Previously filed as Exhibit 10(c) to the registrant's Annual Report to Shareholders and Form 10-K for the fiscal year ended December 31, 1992, filed with the Commission on March 12, 1993. Here incorporated by reference.

      11       STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS.

      13       1995 ANNUAL REPORT TO SHAREHOLDERS.

      21 SUBSIDIARIES OF THE REGISTRANT. Previously filed as an exhibit to the registrant's Annual Report to Shareholders and Form 10-K for the fiscal year ended December 31, 1994. Here incorporated by reference.

      23       CONSENT OF INDEPENDENT AUDITORS.

      27       FINANCIAL DATA SCHEDULE.

      99(a) CHEMICAL FINANCIAL CORPORATION 401(K) SAVINGS PLAN FINANCIAL STATEMENTS, NOTES AND SCHEDULES.

      99(b) CHEMICAL FINANCIAL CORPORATION 1992 STOCK PURCHASE PLAN FOR SUBSIDIARY DIRECTORS FINANCIAL STATEMENTS, NOTES AND SCHEDULE.
___________________

* These agreements are management contracts or compensation plans or arrangements required to be filed as Exhibits to this Form 10-K.

Chemical will furnish a copy of any exhibit listed above to any shareholder of the registrant without charge upon written request to Mr. Aloysius J. Oliver, Secretary, Chemical Financial Corporation, 333 East Main Street, Midland, Michigan 48640-0569.

     (b)  REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1995:

          None


                      -12-
                                SIGNATURES


Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CHEMICAL FINANCIAL CORPORATION


March 27, 1996                     S/ ALAN W. OTT
                                   Alan W. Ott
                                   Chairman of the Board,
                                   President and
                                   Chief Executive Officer


March 27, 1996                     S/ LORI A. GWIZDALA
                                   Lori A. Gwizdala
                                   Senior Vice President,
                                   Chief Financial Officer and
                                   Treasurer




























                      -13-
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 27, 1996                     S/ ALAN W. OTT
                                   Alan W. Ott
                                   Chairman of the Board,
                                   President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


March 27, 1996                     S/ JAMES A. CURRIE
                                   James A. Currie
                                   Director


March 27, 1996                     S/ MICHAEL L. DOW
                                   Michael L. Dow
                                   Director


March 27, 1996                     S/ LORI A. GWIZDALA
                                   Lori A. Gwizdala
                                   Senior Vice President,
                                   Chief Financial Officer
                                   and Treasurer
                                   (Principal Financial and Accounting
                                   Officer)


March 27, 1996                     S/ FRANK P. POPOFF
                                   Frank P. Popoff
                                   Director


March 27, 1996                     S/ LAWRENCE A. REED
                                   Lawrence A. Reed
                                   Director


March 27, 1996                     S/ WILLIAM S. STAVROPOULOS
                                   William S. Stavropoulos
                                   Director






                      -14-
                               EXHIBIT INDEX


      NUMBER              EXHIBIT

       3(a) RESTATED ARTICLES OF INCORPORATION. Previously filed as Exhibit 3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995. Here incorporated by reference.

       3(b) BYLAWS. Previously filed as Exhibit 4(b) to the registrant's S-8 Registration Statement No. 33-47356 filed with the Commission on April 28, 1992. Here incorporated by reference.

      10(a)    AMENDED AWARD AND STOCK OPTION PLAN OF 1987.* Previously filed as
               Exhibit 10(a) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Commission on March 24, 1994. Here incorporated by reference.

      10(b) AMENDED STOCK OPTION PLAN OF 1983.* Previously filed as Exhibit 10(b) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Commission on March 24, 1994. Here incorporated by reference.

      10(c)    PLAN FOR DEFERRAL OF DIRECTORS' FEES.*  Previously filed as
               Exhibit 10(c) to the registrant's Form S-4 Registration Statement No. 33-64944 filed with the Commission on June 24, 1993. Here incorporated by reference.

      10(d) CHEMICAL FINANCIAL CORPORATION SUPPLEMENTAL PENSION PLAN.* Previously filed as Exhibit 10(c) to the registrant's Annual Report to Shareholders and Form 10-K for the fiscal year ended December 31, 1992, filed with the Commission on March 12, 1993. Here incorporated by reference.

      11       STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS.

      13       1995 ANNUAL REPORT TO SHAREHOLDERS.

      21 SUBSIDIARIES OF THE REGISTRANT. Previously filed as an exhibit to the registrant's Annual Report to Shareholders and Form 10-K for the fiscal year ended December 31, 1994. Here incorporated by reference.

      23       CONSENT OF INDEPENDENT AUDITORS.







                      -15-
      NUMBER              EXHIBIT

      27       FINANCIAL DATA SCHEDULE

      99(a) CHEMICAL FINANCIAL CORPORATION 401(K) SAVINGS PLAN FINANCIAL STATEMENTS NOTES AND SCHEDULES

      99(b) CHEMICAL FINANCIAL CORPORATION 1992 STOCK PURCHASE PLAN FOR SUBSIDIARY DIRECTORS FINANCIAL STATEMENTS NOTES AND SCHEDULE










































                      -16-