Form 10-Q
period 1996-03-31
CHEMICAL FINANCIAL CORP
filed 1996-05-13
CIK 19612

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

___________________________________________________________________________

(MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996, OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ____________ TO ____________


                       Commission file number 0-8185


                      CHEMICAL FINANCIAL CORPORATION
          (Exact name of registrant as specified in its charter)

               MICHIGAN                               38-2022454
     (State or Other Jurisdiction                  (I.R.S. Employer
   of Incorporation or Organization)               Identification No.)

          333 EAST MAIN STREET
           MIDLAND, MICHIGAN                             48640
(Address of Principal Executive Offices)               (Zip Code)

                              (517) 839-5350
           (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes __X__  No ____

The number of shares outstanding of the registrant's Common Stock, $10 par value, as of April 15, 1996, was 9,219,105 shares.

===========================================================================




                                   INDEX

                      CHEMICAL FINANCIAL CORPORATION
                                 FORM 10-Q


PART I.   FINANCIAL INFORMATION                                             PAGE

Item 1.   Consolidated Financial Statements (unaudited, except
          Consolidated Statement of Financial Position as of
          December 31, 1995)

          Consolidated Statement of Income for the three months
          ended March 31, 1996, and March 31, 1995                            3

          Consolidated Statement of Financial Position as of March 31,
          1996, December 31, 1995, and March 31, 1995                         4

          Consolidated Statement of Cash Flows for the three months
          ended March 31, 1996, and March 31, 1995                            5

          Notes to Consolidated Financial Statements                        6-7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        8-15



PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   16




SIGNATURES                                                                   17















                       -2-

                            PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Income (Unaudited)
                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   1996              1995
                                                                 (In thousands, except per
                                                                       share amounts)
INTEREST INCOME
Interest and fees on loans . . . . . . . . . . . . . . . .       $15,981           $15,439
Interest on investment securities:
 Taxable . . . . . . . . . . . . . . . . . . . . . . . . .         9,274             8,632
 Tax-exempt. . . . . . . . . . . . . . . . . . . . . . . .           487               519
      TOTAL INTEREST ON SECURITIES                                 9,761             9,151
Interest on federal funds sold . . . . . . . . . . . . . .         1,197               943
Interest on deposits with unaffiliated banks . . . . . . .            50                52
      TOTAL INTEREST INCOME                                       26,989            25,585
INTEREST EXPENSE
Interest on deposits . . . . . . . . . . . . . . . . . . .        10,907             9,792
Interest on short-term borrowings. . . . . . . . . . . . .           328               429
Interest on long-term debt . . . . . . . . . . . . . . . .           198               213
      TOTAL INTEREST EXPENSE                                      11,433            10,434
      NET INTEREST INCOME                                         15,556            15,151
Provision for possible loan losses . . . . . . . . . . . .           268               250
NET INTEREST INCOME After Provision for
 Possible Loan Losses. . . . . . . . . . . . . . . . . . .        15,288            14,901
OTHER INCOME
Trust department income. . . . . . . . . . . . . . . . . .           661               610
Service charges on deposit accounts. . . . . . . . . . . .         1,284             1,220
Other charges and fees for customer services . . . . . . .           650               630
Revenue from data processing services. . . . . . . . . . .           230               269
Gains on sales of residential mortgage loans . . . . . . .            33                28
Other  . . . . . . . . . . . . . . . . . . . . . . . . . .            26                45
      TOTAL OTHER INCOME                                           2,884             2,802
OPERATING EXPENSES
Salaries, wages and employee benefits. . . . . . . . . . .         6,502             6,324
Occupancy expense-premises . . . . . . . . . . . . . . . .         1,181             1,104
Equipment rentals, depreciation and maintenance. . . . . .           752               713
Other  . . . . . . . . . . . . . . . . . . . . . . . . . .         2,570             3,057
      TOTAL OPERATING EXPENSES . . . . . . . . . . . . . .        11,005            11,198
INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . .         7,167             6,505
Federal income taxes . . . . . . . . . . . . . . . . . . .         2,365             2,111
      NET INCOME                                                 $ 4,802           $ 4,394


                                      -3-

NET INCOME PER COMMON SHARE. . . . . . . . . . . . . . . .       $   .51           $   .47

See accompanying notes to consolidated financial statements.















































                       -4-

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Financial Position
                                                            MARCH 31,       DECEMBER 31,      MARCH 31,
                                                              1996             1995             1995
                                                           (Unaudited)                       (Unaudited)
ASSETS                                                                    (In thousands)
Cash and demand deposits due from banks. . . . . .       $   92,009       $   88,054       $   69,904
Federal funds sold . . . . . . . . . . . . . . . .           81,850           80,100           69,000
Interest-bearing deposits with unaffiliated
 banks . . . . . . . . . . . . . . . . . . . . . .            2,984            2,981            2,971
Investment securities:
 Held to maturity (market value $317,263 at
   3/31/96, $365,516 at 12/31/95, $316,001 at
   3/31/95). . . . . . . . . . . . . . . . . . . .          314,451          360,864          316,218
 Available for sale (at market value). . . . . . .          386,228          341,670          359,015
       Total investment securities                          700,679          702,534          675,233
Loans:
 Commercial and agricultural . . . . . . . . . . .          116,905          116,630          117,574
 Real estate construction. . . . . . . . . . . . .           17,550           16,195           15,506
 Real estate mortgage. . . . . . . . . . . . . . .          462,869          454,591          447,367
 Installment . . . . . . . . . . . . . . . . . . .          155,020          151,300          144,596
       Total loans                                          752,344          738,716          725,043
 Less:  Allowance for possible loan losses . . . .           15,958           15,678           15,358
       Net loans                                            736,386          723,038          709,685
Premises and equipment . . . . . . . . . . . . . .           19,406           19,821           20,702
Accrued income . . . . . . . . . . . . . . . . . .           15,957           15,060           13,087
Other assets . . . . . . . . . . . . . . . . . . .           13,267           12,292           14,500
       TOTAL ASSETS                                      $1,662,538       $1,643,880       $1,575,082

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest bearing . . . . . . . . . . . . . . .       $  209,682       $  208,377       $  176,834
 Interest bearing. . . . . . . . . . . . . . . . .        1,205,124        1,188,889        1,168,060
       Total deposits                                     1,414,806        1,397,266        1,344,894
Short-term borrowings:
 Treasury tax and loan notes payable to the
   U.S. Treasury . . . . . . . . . . . . . . . . .            8,005            7,084            5,307
 Securities sold under agreements to
   repurchase. . . . . . . . . . . . . . . . . . .           24,236           28,139           30,354
                                                             32,241           35,223           35,661
Interest payable and other liabilities . . . . . .           16,642           13,767           13,702
Long-term debt . . . . . . . . . . . . . . . . . .           12,000           12,080           12,099
       Total liabilities                                  1,475,689        1,458,336        1,406,356
Shareholders' equity:
 Common stock, $10 par value:
   Authorized - 15,000,000 shares (10,000,000
     at March 31, 1995)

                                      -5-

   Issued - 9,216,569 shares, 9,194,376 shares,
     and 9,157,625 shares, respectively. . . . . .           92,166           91,944           91,576
 Surplus . . . . . . . . . . . . . . . . . . . . .           58,013           57,918           57,917
 Retained earnings . . . . . . . . . . . . . . . .           37,265           34,307           23,741
 Unrealized net gain (loss) on securities
   available for sale. . . . . . . . . . . . . . .             (595)           1,375           (4,508)
       Total shareholders' equity                           186,849          185,544          168,726
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $1,662,538       $1,643,880       $1,575,082

See accompanying notes to consolidated financial statements.








































                       -6-

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows (Unaudited)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                               1996             1995
                                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .           $  4,802          $  4,394
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses . . . . . . . . . . . . . . . . .                268               250
     Provision for depreciation and amortization . . . . . . . .                787               763
     Net amortization of investment securities . . . . . . . . .                861               343
     Net (increase) decrease in accrued income
        and other assets . . . . . . . . . . . . . . . . . . . .               (849)              642
     Net increase in interest payable and other
        liabilities. . . . . . . . . . . . . . . . . . . . . . .              3,052             1,977
        NET CASH PROVIDED BY OPERATING ACTIVITIES                             8,921             8,369

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net increase in interest-bearing deposits
   with unaffiliated banks . . . . . . . . . . . . . . . . . . .                 (3)               (4)
 Proceeds from maturities of securities held
   to maturity . . . . . . . . . . . . . . . . . . . . . . . . .             47,536             3,267
 Purchases of securities held to maturity. . . . . . . . . . . .             (1,100)          (38,366)
 Proceeds from maturities of securities available
   for sale. . . . . . . . . . . . . . . . . . . . . . . . . . .             25,063            52,818
 Purchases of securities available for sale. . . . . . . . . . .            (73,536)          (23,948)
 Net (increase) decrease in loans. . . . . . . . . . . . . . . .            (13,718)           15,121
 Purchases of premises and equipment . . . . . . . . . . . . . .               (232)             (422)
        NET CASH PROVIDED BY (USED FOR)
        INVESTING ACTIVITIES                                                (15,990)            8,466

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net decrease in demand deposits, NOW accounts
   and savings accounts. . . . . . . . . . . . . . . . . . . . .             (2,700)          (30,471)
 Net increase in certificates of deposit and
   other time deposits . . . . . . . . . . . . . . . . . . . . .             20,240             8,664
 Net decrease in repurchase agreements and
   other short-term borrowings . . . . . . . . . . . . . . . . .             (2,982)           (5,361)
 Principal payments on long-term debt. . . . . . . . . . . . . .                (80)
 Cash dividends. . . . . . . . . . . . . . . . . . . . . . . . .             (1,844)           (1,465)
 Proceeds from stock purchase plan . . . . . . . . . . . . . . .                 62                56
 Proceeds from exercise of stock options . . . . . . . . . . . .                 78                90



                                      -7-
        NET CASH PROVIDED BY (USED FOR) FINANCING
        ACTIVITIES                                                           12,774           (28,487)
        NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                                      5,705           (11,652)
        Cash and cash equivalents at beginning of year                      168,154           150,556
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $173,859          $138,904

See accompanying notes to consolidated financial statements.

________________________________________________________________________________

Supplemental disclosures of cash flow information:
 Interest paid on deposits, short-term borrowings
   and long-term debt                                                      $ 11,217          $ 10,222
 Federal income taxes paid                                                        -                 -

________________________________________________________________________________































                       -8-
CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1996



NOTE A:  BASIS OF PRESENTATION    The accompanying unaudited consolidated
financial statements of Chemical Financial Corporation ("Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

PER SHARE AMOUNTS

Primary net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist of net shares issuable under stock options outstanding. Fully diluted net income per share has not been presented on the basis that it is not material. The weighted average number of common shares used to compute earnings per share for the three months ended
March 31, 1996 and 1995 were 9,363,992 and 9,278,911, respectively.

THE FINANCIAL STATEMENTS PRESENTED REFLECT ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ACCRUALS) WHICH ARE, IN THE OPINION OF MANAGEMENT, NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS OF THE INTERIM PERIODS. Operating results for the three months ended
March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE B:  CHANGES IN ACCOUNTING PRINCIPLES    Effective January 1, 1995, the
Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. Under the new standard, the 1995 allowance for possible loan losses, related to loans that are identified for evaluation in accordance with SFAS No. 114, is based on discounted cash flows using each loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for possible loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The adoption of SFAS No. 114 did not have a significant impact on the Corporation's financial position or results of operations.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1996



NOTE C:  LOANS AND NONPERFORMING ASSETS    The following summarizes loans
and nonperforming assets at the dates indicated (in thousands of dollars):

                                                           MARCH 31,       DECEMBER 31,     MARCH 31,
                                                             1996             1995            1995
LOANS:
 Commercial and agricultural . . . . . . . . . . .         $116,905         $116,630         $117,574
 Real estate construction. . . . . . . . . . . . .           17,550           16,195           15,506
 Real estate mortgage. . . . . . . . . . . . . . .          462,869          454,591          447,367
 Installment . . . . . . . . . . . . . . . . . . .          155,020          151,300          144,596
 Total Loans . . . . . . . . . . . . . . . . . . .         $752,344         $738,716         $725,043

NONPERFORMING ASSETS:
 Nonaccrual loans. . . . . . . . . . . . . . . . .         $  1,672         $  1,658         $  2,380
 Loans 90 days or more past due and
   still accruing interest . . . . . . . . . . . .              556              855              547
 Restructured loans. . . . . . . . . . . . . . . .               67               84              132
 Total nonperforming loans . . . . . . . . . . . .            2,295            2,597            3,059
 Other real estate owned <F1>. . . . . . . . . . .              884              966              566
 Total nonperforming assets. . . . . . . . . . . .         $  3,179         $  3,563         $  3,625

<F1> Other real estate owned includes properties acquired through foreclosure, and by acceptance of a deed in lieu of foreclosure, and other property held for sale. The majority of the properties have been sold, with some financed at below market terms.

NOTE D:  ALLOWANCE FOR LOAN LOSSES    The following summarizes the changes
in the allowance for loan losses (in thousands of dollars):

                                                                              FOR THE THREE MONTHS
                                                                                  ENDED MARCH 31
                                                                              1996              1995
ALLOWANCES FOR LOAN LOSSES
Balance as of January 1. . . . . . . . . . . . . . . . . . . . .            $15,678           $15,095
Provision for loan losses. . . . . . . . . . . . . . . . . . . .                268               250

Gross loans charged-off. . . . . . . . . . . . . . . . . . . . .                (46)              (26)
Gross recoveries of loans previously charged-off . . . . . . . .                 58                39
Net loans recovered. . . . . . . . . . . . . . . . . . . . . . .                 12                13

Balance at March 31. . . . . . . . . . . . . . . . . . . . . . .            $15,958           $15,358

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

SUMMARY

The Corporation's net income was $4,802,000 in the first quarter of 1996, as compared to net income of $4,394,000 during the first quarter of 1995. Earnings per share in the first quarter of 1996 was $.51, compared to earnings per share in the first quarter of 1995 of $.47.

Return on average assets in the first quarter of 1996 was 1.19%, compared to a return on average assets of 1.12% during the first quarter of 1995. Return on average equity for the three months ended March 31, 1996, and March 31, 1995, was 10.4% and 10.3%, respectively.

Total assets were $1.663 billion as of March 31, 1996, compared to $1.644 billion as of December 31, 1995, and $1.575 billion as of March 31, 1995.

Total loans increased $27.3 million, or 3.8%, from March 31, 1995, to $752.3 million as of March 31, 1996. Total loans increased $13.6 million, or 1.8%, from December 31, 1995, to March 31, 1996. The increase in total loans from March 31, 1995, to March 31, 1996, was attributable to increases in real estate mortgage and installment loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Installment loans increased $10.4 million, or 7.2%, from March 31, 1995, to $155 million as of March 31, 1996. The increase in installment loans between March 31, 1995, and March 31, 1996, was primarily attributable to the Corporation's success in its special installment loan promotion from October 1995 through January 1996. This promotion had the goal of both increasing the Corporation's level of consumer loans and of reinforcing existing, and developing new, customer relationships. During the promotion period the Corporation's subsidiary banks originated $45 million of consumer installment loans. The maximum term of the consumer loans
originated in the promotion period was forty-eight months.   The
Corporation's loan to deposit ratio as of March 31, 1996, was 53.2%, compared to 52.9% at December 31, 1995, and 53.9% at March 31, 1995.

Shareholders' equity increased $18.1 million, or 10.7%, from March 31, 1995, to $186.8 million as of March 31, 1996, or $20.27 per share and represented 11.2% of total assets.


RESULTS OF OPERATIONS

NET INTEREST INCOME

An analysis of the components affecting operating earnings for the periods presented in 1996 and 1995 is facilitated by segregating amounts into categories of interest income, interest expense, other income, provision for possible loan losses, operating expense and income tax expense. To improve the comparability of the interest income component, interest income, shown in the table which follows, is expressed on a fully taxable equivalent (FTE) basis. For this purpose, tax-exempt interest earned has been adjusted as if it had been subject to a federal income tax rate of 35%. The following summary is a reconcilement of the tax equivalent amounts used in presenting net interest income on a fully taxable equivalent basis to amounts shown in the Corporation's quarterly consolidated statement of income.

                                                                                  QUARTER ENDED
                                                                             3-31-96           3-31-95
                                                                                  (In thousands)
Interest income per quarterly
 consolidated statement of income. . . . . . . . . . . . . . .              $26,989           $25,585
Add tax equivalent adjustment. . . . . . . . . . . . . . . . .                  308               325
Interest income (FTE). . . . . . . . . . . . . . . . . . . . .               27,297            25,910
Less interest expense. . . . . . . . . . . . . . . . . . . . .               11,433            10,434

Net interest income (FTE). . . . . . . . . . . . . . . . . . .              $15,864           $15,476

                      -12-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other income is derived from trust services, service charges, data processing and other bank-related services, gains on sales of residential mortgage loans, and miscellaneous income. Operating expenses are comprised of salaries, wages and employee benefits, occupancy expense, equipment expense, federal deposit insurance premium expense and miscellaneous other operating expenses.










































                      -13-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET INTEREST INCOME (FTE)

The following table shows the effect that volume and rate changes had on the net interest income (FTE) over the periods indicated:

                                                                                 FIRST QUARTER 1996 COMPARED
                                                                                   TO FIRST QUARTER 1995
                                                                        INCREASE (DECREASE)
                                                                         DUE TO CHANGES IN             COMBINED
                                                                    AVERAGE           AVERAGE          INCREASE
                                                                   VOLUME<F*>       YIELD/RATE<F*>     (DECREASE)
                                                                                   (In thousands)
Causes of increase in net
interest income (FTE) due to:
CHANGES IN INTEREST INCOME ON
EARNING ASSETS:
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . .         $449             $  92             $  541
Taxable investment securities. . . . . . . . . . . . . . . .                            642                642
Non-taxable investment securities. . . . . . . . . . . . . .          (56)                8                (48)
Federal funds sold . . . . . . . . . . . . . . . . . . . . .          343               (89)               254
Interest on deposits with unaffiliated banks . . . . . . . .                             (2)                (2)
      Total change in interest income on earning assets. . .          736               651              1,387

CHANGES IN INTEREST EXPENSE ON
INTEREST-BEARING LIABILITIES:
Deposits:. . . . . . . . . . . . . . . . . . . . . . . . . .          191               924              1,115
Short-term borrowed funds. . . . . . . . . . . . . . . . . .          (75)              (26)              (101)
Long-term debt . . . . . . . . . . . . . . . . . . . . . . .           (2)              (13)               (15)

      Total change in interest expense on interest-bearing
      liabilities. . . . . . . . . . . . . . . . . . . . . .          114               885                999

TOTAL INCREASE (DECREASE) IN NET INTEREST
INCOME (FTE) . . . . . . . . . . . . . . . . . . . . . . . .         $622             $(234)            $  388

<F*>  The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net interest income (FTE) increased $388,000, or 2.5%, in the first quarter of 1996 as compared to the first quarter of 1995. This increase was due primarily to increases in average real estate mortgage and installment loans and deposits in the first quarter of 1996, compared to the first quarter of 1995. The total increase in net interest income attributable to volume changes in interest-bearing assets and liabilities was $622,000.
The increase attributable to volume changes was partially offset by a $234,000 decrease in net interest income attributable to changes in the average yields and rates on interest-bearing assets and liabilities. As interest rates rose over the three-month period ended March 31, 1996, the Corporation experienced an increase in interest expense from deposits maturing and repricing which exceeded the increased yield on investment securities which matured and were reinvested at higher interest rates.

OTHER INCOME

Other income increased $82,000, or 2.9%, in the first quarter of 1996 as compared to the first quarter of 1995. The Corporation's trust department income and income from service charges on deposit accounts combined were $115,000 higher in the first quarter of 1996 than in the first quarter of 1995. Trust department income increased 8.4% and service charge income on deposit accounts increased 5.2%, both due to increased services provided.

The Corporation realized gains on the sale of residential mortgage loans in the secondary market of $33,000 and $28,000, during the first quarter of 1996 and 1995, respectively.

PROVISION FOR LOAN LOSSES

The provision for possible loan losses reflects management's judgment of changing economic conditions, as well as increases and other changes in the subsidiary banks' loan portfolios. It is management's policy to control loan quality through a carefully structured review of loan requests. In assessing the adequacy of the allowance for possible loan losses ("Allowance"), management believes that its historical experience confirms, in principle, its judgment in what is essentially a subjective decision. Based upon historical experience and a constant evaluation of present and potential risks in the loan portfolios, management believes that the Allowance is adequate. During the three months ended March 31, 1996, the Corporation added $268,000 to the Allowance through the provision for possible loan losses, compared to $250,000 during the first three months of 1995. During the first three months of 1996 the Corporation experienced net loan recoveries of $12,000 as compared to net loan recoveries during the first three months of 1995 of $13,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OPERATING EXPENSES

Total operating expenses decreased $193,000, or 1.7%, in the first quarter of 1996, compared to the first quarter of 1995. Operating expenses were down due to the reduction in Federal Deposit Insurance Corporation ("FDIC") premiums, effective June 1, 1995. FDIC premiums were reduced as a result of the full recapitalization of the Bank Insurance Fund to a 1.25% ratio. FDIC premiums were $530,000 lower in the first quarter of 1996, compared to the first quarter of 1995.

Excluding FDIC premiums, total operating expenses were 3.2% higher in the first quarter of 1996, compared to the first quarter of 1995.

INCOME TAX EXPENSE

The Corporation's effective federal income tax rate was 33.0% and 32.4% during the three months ended March 31, 1996, and March 31, 1995, respectively. The effective federal income tax rate is a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses.

BALANCE SHEET CHANGES

ASSET AND DEPOSIT CHANGES

Total assets increased $19 million, or 1.1%, from December 31, 1995, and increased $87 million, or 5.6%, from March 31, 1995, to $1.663 billion as of March 31, 1996. Total deposits increased $17.5 million, or 1.3%, from December 31, 1995, and increased $70 million, or 5.2%, from March 31, 1995, to $1.415 billion as of March 31, 1996.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Total loans as of March 31, 1996, were $752.3 million, as compared to $725 million as of March 31, 1995, and $738.7 million as of December 31, 1995.
The increase in total loans from March 31, 1995, to March 31, 1996, of $27.3 million was primarily attributable to the Corporation's 1995 consumer loan promotion, which was ongoing from October 1, 1995, through January 31, 1996. During this promotion period the Corporation originated $45 million of consumer installment loans at interest rates of 7.83%. The maximum loan amount and term of these consumer installment loans were $20,000 and forty-eight months, respectively. Installment loans increased $10.4 million, or 7.2%, from March 31, 1995, and $3.7 million, or 2.5%, from December 31,
1995, to $155 million as of March 31, 1996, and represented 20.6%, 20.5% and 19.9% of total loans as of March 31, 1996, December 31, 1995, and March
31, 1995, respectively.

Real estate construction and mortgage loans increased $17.5 million, or 3.8%, from March 31, 1995, and $9.6 million, or 2%, from December 31, 1995, to $480.4 million as of March 31, 1996. Real estate construction and mortgage loans represented 63.9%, 63.7% and 63.8% of the Corporation's loan portfolio as of March 31, 1996, December 31, 1995, and March 31, 1995, respectively.

Commercial and agricultural loans decreased $669,000, or .6%, from March
31, 1995, and increased $275,000, or .2%, from December 31, 1995, to $116.9 million as of March 31, 1996. The decrease from March 31, 1995, resulted from increased competition for these types of loans and the lack of an increased demand for these types of loans in the Corporation's market areas. Commercial and agricultural loans represented 15.5%, 15.8% and 16.2% of the Corporation's loan portfolio as of March 31, 1996, December 31, 1995, and March 31, 1995, respectively.

The Corporation's total loan to deposit ratio as of March 31, 1996, December 31, 1995, and March 31, 1995, was 53.2%, 52.9% and 53.9%,
respectively.

The Corporation traditionally has had a conservative loan underwriting policy. This is evidenced by its historically low loan losses and low ratio of nonperforming loans to total loans. For the three-month period ended March 31, 1996, the Corporation experienced net loan recoveries of $12,000. The Corporation reported net loan recoveries of $13,000 during the three-month period ended March 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Nonperforming loans consist of loans which are past due for principal or interest payments by ninety days or more and still accruing interest, loans for which the accrual of interest has been discontinued and loans which have been renegotiated to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $2.3 million as of March 31, 1996, $2.6 million as of December 31, 1995, and $3.1 million as of March 31, 1995, and represented .30%, .35% and .42% of total loans as of these dates, respectively.

The allowance for possible loan losses at March 31, 1996, was $15,958,000 and represented 2.12% of total loans and 695% of nonperforming loans as of that date.

LIQUIDITY

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customer's loan demands and deposit withdrawals. The banking subsidiaries' primary liquidity sources consist of investment securities, those maturing within one year and those classified as available for sale, maturing loans and federal funds sold.
As of March 31, 1996, the Corporation's investment securities portfolio had an average life of less than two years. In addition, at March 31, 1996, the Corporation held only $3.5 million in mortgage-backed securities, which represented less than one percent of the investment securities portfolio, and had no other derivatives or any investments in instruments considered "junk bonds."

CAPITAL RESOURCES

As of March 31, 1996, shareholders' equity was $186.8 million, compared to $185.5 million as of December 31, 1995, and $168.7 million as of March 31, 1995, resulting in an increase of $18.1 million, or 10.7% from March 31, 1995. Shareholders' equity as a percentage of total assets as of March 31, 1996, was 11.2%, compared to 11.3% as of December 31, 1995, and 10.7% as of March 31, 1995. Total equity as of March 31, 1996, and March 31, 1995, included an after-tax unrealized net loss of $595,000 and $4.5 million, respectively, and an unrealized net gain of $1.375 million as of December 31, 1995, on available for sale investment securities, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A statement of changes in shareholders' equity covering the three-month periods ended March 31, 1996, and March 31, 1995, follows:

                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                       1996                  1995
Total shareholders' equity as of January 1,         $185,544               $161,680
 Net income                                            4,802                  4,394
 Dividends                                            (1,844)                (1,465)
 Shares issued upon exercise of employee
   stock options                                          78                     90
 Shares issued from director stock purchase
   plan                                                  239                    246
 Change in unrealized gains and losses on
   available for sale securities                      (1,970)                 3,781
Total shareholders' equity as of end
 of period                                          $186,849               $168,726


The following table represents the Corporation's regulatory capital ratios as of March 31, 1996:

                                                           TIER 1       TOTAL
                                                         RISK-BASED   RISK-BASED
                                            LEVERAGE      CAPITAL       CAPITAL
Chemical Financial Corporation -
 actual ratio                                 11.3%        27.6%       28.9%
Regulatory Minimum Ratio                       3.0          4.0         8.0
Ratio considered "well capitalized"
 by regulatory agencies                        5.0          6.0        10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at March 31, 1996, are high due to the Corporation holding $663 million in investment securities and other assets which are assigned a 0% risk rating, $197 million in assets which are assigned a 20% risk rating and $390 million in residential real estate mortgages and other assets which are assigned a 50% risk rating. These three risk ratings (i.e., 0%, 20% and 50%) represent 74% of the Corporation's total risk-based assets (including off-balance sheet items) as of March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OTHER

On April 1, 1996, the shareholders of State Savings Bancorp, Inc. approved an agreement to merge with the Corporation. All regulatory approvals have been received and the transaction was consummated on May 1, 1996.

The Corporation declared a 3-for-2 stock split in December 1994 which was paid on January 20, 1995. All per share amounts have been adjusted for this split.

There are currently no known trends, events or uncertainties that management believes may be reasonably expected to have a material effect on the Corporation's liquidity, capital resources or financial performance.



































                      -20-
PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

     EXHIBIT
     NUMBER                    DOCUMENT

       11           Statement Re Computation of Per Share Earnings

       27           Financial Data Schedule

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.



































                      -21-
                                SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHEMICAL FINANCIAL CORPORATION


Date:    May 13, 1996              By /S/ ALAN W. OTT
                                      Alan W. Ott, Chairman,
                                      Chief Executive Officer and
                                      President



Date:    May 13, 1996              By /S/ LORI A. GWIZDALA
                                      Lori A. Gwizdala
                                      Senior Vice President,
                                      Chief Financial Officer and
                                      Treasurer





























                      -22-
                               EXHIBIT INDEX



EXHIBIT
NUMBER                          DOCUMENT

  11             Statement Re Computation of Per Share Earnings

  27             Financial Data Schedule









































                      -23-