Form 10-Q
period 1996-06-30
CHEMICAL FINANCIAL CORP
filed 1996-08-06
CIK 19612

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

___________________________________________________________________________

(MARK ONE)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996, OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ___________ TO ___________


                       Commission File Number: 0-8185


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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes ___X___  No _______

The number of shares outstanding of the registrant's Common Stock, $10 par value, as of July 15, 1996, was 9,722,676 shares.

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

             Consolidated Statement of Income for the three and
             six month periods ended June 30, 1996 and June 30, 1995      3

             Consolidated Statement of Financial Position as of
             June 30, 1996, December 31, 1995 and June 30, 1995           4

             Consolidated Statement of Cash Flows for the six month
             periods ended June 30, 1996 and June 30, 1995                5

             Notes to Consolidated Financial Statements                 6-8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          8-16



PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders            17

Item 6.   Exhibits and Reports on Form 8-K                               17




SIGNATURES                                                               18













                                      -2-
                     PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Income (Unaudited)
                                                                QUARTER ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30                          JUNE 30
                                                             1996            1995            1996            1995
                                                                   (In thousands, except per share amounts)
INTEREST INCOME

Interest and fees on loans . . . . . . . . . . .           $16,749         $15,982         $33,126         $31,807
Interest on investment securities:
  Taxable. . . . . . . . . . . . . . . . . . . .             9,916           9,328          19,539          18,432
  Tax-exempt . . . . . . . . . . . . . . . . . .               552             601           1,139           1,215
                   TOTAL INTEREST ON SECURITIES             10,468           9,929          20,678          19,647
Interest on federal funds sold . . . . . . . . .               984           1,206           2,269           2,207
Interest on deposits with unaffiliated banks . .                46              50              96             102
                          TOTAL INTEREST INCOME             28,247          27,167          56,169          53,763
INTEREST EXPENSE
Interest on deposits . . . . . . . . . . . . . .            11,105          10,778          22,406          20,927
Interest on short-term borrowings. . . . . . . .               233             348             561             777
Interest on long-term debt . . . . . . . . . . .               186             210             384             423
                         TOTAL INTEREST EXPENSE             11,524          11,336          23,351          22,127
                            NET INTEREST INCOME             16,723          15,831          32,818          31,636
Provision for possible loan losses . . . . . . .               270             240             538             490
NET INTEREST INCOME after provision for
  possible loan losses . . . . . . . . . . . . .            16,453          15,591          32,280          31,146
OTHER INCOME
Trust department income. . . . . . . . . . . . .               813             734           1,474           1,344
Service charges on deposit accounts. . . . . . .             1,365           1,278           2,678           2,527
Other charges and fees for customer services . .               608             579           1,331           1,295
Revenue from data processing services. . . . . .               200             255             430             524
Gains on sales of loans. . . . . . . . . . . . .                29             407              62             435
Investment securities gains  . . . . . . . . . .                14                              14
Other. . . . . . . . . . . . . . . . . . . . . .               213              24             242              72
                             TOTAL OTHER INCOME              3,242           3,277           6,231           6,197
OPERATING EXPENSES
Salaries, wages and employee benefits. . . . . .             6,871           6,532          13,620          13,114
Occupancy expense-premises . . . . . . . . . . .             1,128           1,103           2,337           2,234
Equipment rentals, depreciation and maintenance.               786             703           1,564           1,442
Other. . . . . . . . . . . . . . . . . . . . . .             3,075           3,544           5,722           6,788
                       TOTAL OPERATING EXPENSES             11,860          11,882          23,243          23,578



                                      -3-
INCOME BEFORE INCOME TAXES . . . . . . . . . . .             7,835           6,986          15,268          13,765
Federal income taxes . . . . . . . . . . . . . .             2,672           2,215           5,112           4,401
                                     NET INCOME            $ 5,163         $ 4,771         $10,156         $ 9,364

NET INCOME PER COMMON SHARE. . . . . . . . . . .           $   .52         $   .49         $  1.03         $   .96


See accompanying notes to consolidated financial statements.










































                                      -4-

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Financial Position
                                                                 JUNE 30,           DECEMBER 31,         JUNE 30,
                                                                  1996                  1995               1995
                                                               (Unaudited)                             (Unaudited)
ASSETS                                                                            (In thousands)
Cash and demand deposits due from banks . . . . . . . . .      $   81,092          $   91,017          $   75,876
Federal funds sold. . . . . . . . . . . . . . . . . . . .          73,200              84,900              63,850
Interest-bearing deposits with unaffiliated banks . . . .             988               2,981               2,974
Investment securities:
 Held to maturity (market value $278,720 at 6/30/96,
   $397,062 at 12/31/95, $397,953 at 6/30/95) . . . . . .         277,570             392,429             394,831
 Available for sale (at market value) . . . . . . . . . .         431,206             341,670             333,706
       Total investment securities                                708,776             734,099             728,537
Loans:
 Commercial and agricultural. . . . . . . . . . . . . . .         109,722             117,759             114,475
 Real estate construction . . . . . . . . . . . . . . . .          19,687              16,195              12,891
 Real estate mortgage . . . . . . . . . . . . . . . . . .         504,773             472,454             462,558
 Installment. . . . . . . . . . . . . . . . . . . . . . .         160,311             154,170             144,441
       Total loans                                                794,493             760,578             734,365
 Less:  Allowance for possible loan losses                         16,260              15,886              15,747
       Net loans                                                  778,233             744,692             718,618
Premises and equipment. . . . . . . . . . . . . . . . . .          19,722              20,448              20,883
Accrued income. . . . . . . . . . . . . . . . . . . . . .          15,436              15,619              14,585
Other assets. . . . . . . . . . . . . . . . . . . . . . .          13,853              12,329              12,765
       TOTAL ASSETS                                            $1,691,300          $1,706,085          $1,638,088

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest bearing. . . . . . . . . . . . . . . . . . .      $  209,318          $  214,335          $  198,390
 Interest bearing . . . . . . . . . . . . . . . . . . . .       1,223,667           1,235,466           1,190,896
       Total deposits                                           1,432,985           1,449,801           1,389,286
Short-term borrowings:
 Treasury tax and loan notes payable to the U.S.
   Treasury . . . . . . . . . . . . . . . . . . . . . . .          11,171               7,084              11,870
 Securities sold under agreements to repurchase . . . . .          23,378              28,139              26,215
                                                                   34,549              35,223              38,085
Interest payable and other liabilities. . . . . . . . . .          15,187              14,079              14,540
Long-term debt. . . . . . . . . . . . . . . . . . . . . .          10,000              12,080              12,098
       Total liabilities                                        1,492,721           1,511,183           1,454,009
Shareholders' equity:
 Common stock, $10 par value:
   Authorized - 15,000,000 shares
   Issued - 9,722,574 shares, 9,694,376 shares,
     and 9,662,525 shares, respectively . . . . . . . . .          97,226              96,944              96,625



                                      -5-
 Surplus. . . . . . . . . . . . . . . . . . . . . . . . .          57,005              56,918              56,915
 Retained earnings. . . . . . . . . . . . . . . . . . . .          45,934              39,665              32,046
 Unrealized net gain (loss) on securities available
   for sale . . . . . . . . . . . . . . . . . . . . . . .          (1,586)              1,375              (1,507)
   Total shareholders' equity                                     198,579             194,902             184,079
       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                                    $1,691,300          $1,706,085          $1,638,088

See accompanying notes to consolidated financial statements.









































                                      -6-

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows (Unaudited)
                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                             1996              1995
                                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                               $  10,156         $  9,364
 Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                  538              490
     Provision for depreciation and amortization                              1,581            1,556
     Investment securities gains                                                (14)
     Net amortization of investment securities                                1,595              906
     Net (increase) decrease in accrued income and other assets                 362              (27)
     Net increase in interest payable and other liabilities                   1,221            2,083
        NET CASH PROVIDED BY OPERATING ACTIVITIES                            15,439           14,372

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (increase) decrease in interest-bearing deposits with
   unaffiliated banks                                                         1,993               (7)
 Proceeds from maturities of securities held to maturity                    100,057           16,964
 Purchases of securities held to maturity                                    (7,803)         (94,094)
 Proceeds from maturities of securities available for sale                   44,838           94,134
 Proceeds from sales of securities available for sale                           522
 Purchases of securities available for sale                                (118,427)         (35,947)
 Net (increase) decrease in loans                                           (34,454)          26,356
 Purchases of premises and equipment                                           (589)            (600)
        NET CASH PROVIDED BY (USED FOR)
           INVESTING ACTIVITIES                                             (13,863)           6,806

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net decrease in demand deposits, NOW accounts and
   savings accounts                                                          (3,388)         (42,857)
 Net increase (decrease) in certificates of deposit and
   other time deposits                                                      (13,428)          10,504
 Net decrease in repurchase agreements and other short-term
   borrowings                                                                  (674)          (2,937)
 Principal payments on long-term debt                                        (2,080)              (1)
 Cash dividends                                                              (3,887)          (3,131)
 Proceeds from stock purchase plan                                              126              114
 Proceeds from exercise of stock options                                        130              138
        NET CASH USED FOR FINANCING ACTIVITIES                              (23,201)         (38,170)





                                      -7-
        NET DECREASE IN CASH AND
           CASH EQUIVALENTS                                                 (21,625)         (16,992)
        Cash and cash equivalents at beginning of year                      175,917          156,718
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 154,292         $139,726

See accompanying notes to consolidated financial statements.

________________________________________________________________________________

Supplemental disclosures of cash flow information:
 Interest paid on deposits, short-term borrowings and long-term debt      $  23,914         $ 21,744
 Federal income taxes paid                                                    5,165            3,586

________________________________________________________________________________



































                                      -8-
CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1996



NOTE A:  BASIS OF PRESENTATION    The accompanying unaudited
consolidated financial statements of Chemical Financial Corporation ("Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements presented reflect all adjustments (consisting solely of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim periods. All financial statement amounts included herein, except cash dividends per share, have been restated to account for the acquisition of State Savings Bancorp, Inc. on May 1, 1996 by the pooling of interests method of accounting. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

PER SHARE AMOUNTS

Primary net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist of net shares issuable under stock options outstanding. Fully diluted net income per share has not been presented on the basis that it is not material. The weighted average number of common shares used to compute earnings per share was 9,866,000 during the second quarter and 9,865,000 during the first six months of 1996, as compared to 9,792,000 during the second quarter and 9,785,000 during the first six months of 1995.













                                      -9-
CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1996



NOTE B:  LOANS AND NONPERFORMING ASSETS    The following summarizes
loans and nonperforming assets at the dates indicated (in thousands of dollars):

                                                    JUNE 30,        DECEMBER 31,        JUNE 30,
LOANS:                                               1996              1995              1995
  Commercial and agricultural. . . . . . . .       $109,722          $117,759          $114,475
  Real estate construction . . . . . . . . .         19,687            16,195            12,891
  Real estate mortgage . . . . . . . . . . .        504,773           472,454           462,558
  Installment. . . . . . . . . . . . . . . .        160,311           154,170           144,441
  Total Loans. . . . . . . . . . . . . . . .       $794,493          $760,578          $734,365

NONPERFORMING ASSETS:
  Nonaccrual loans . . . . . . . . . . . . .       $  1,340          $  1,658          $  3,132
  Loans 90 days or more past due and
    still accruing interest. . . . . . . . .            955               969               532
  Restructured loans . . . . . . . . . . . .                               84               116
  Total nonperforming loans. . . . . . . . .          2,295             2,711             3,780
  Other real estate owned <F1> . . . . . . .          1,027               966               678
  Total nonperforming assets . . . . . . . .       $  3,322          $  3,677          $  4,458

<F1> Other real estate owned includes properties acquired through foreclosure, and by acceptance of a deed in lieu of foreclosure, and other property held for sale. The majority of the properties have been sold, with some financed at below market terms.















                                      -10-
NOTE C:  ALLOWANCE FOR LOAN LOSSES    The following summarizes the
changes in the allowance for loan losses (in thousands of dollars):

                                                           FOR THE SIX MONTHS
                                                              ENDED JUNE 30,
                                                          1996             1995
ALLOWANCE FOR LOAN LOSSES
Balance as of January 1. . . . . . . . . . . . .        $15,886          $15,295
Provision for loan losses. . . . . . . . . . . .            538              490

Gross loans charged-off. . . . . . . . . . . . .           (286)            (144)
Gross recoveries of loans previously
  charged-off. . . . . . . . . . . . . . . . . .            122              106
Net loans charged-off. . . . . . . . . . . . . .           (164)             (38)

Balance at June 30 . . . . . . . . . . . . . . .        $16,260          $15,747

NOTE D:  ACQUISITIONS

Chemical Financial Corporation ("Chemical") completed its acquisition of State Savings Bancorp, Inc., in Caro, Michigan ("SSBI") on May 1, 1996. Chemical issued 500,000 shares of Chemical common stock in exchange for all of the outstanding shares of SSBI. The transaction was accounted for by the pooling of interests method of accounting as of May 1, 1996. As of May 1, 1996, SSBI had assets of approximately $65 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

SUMMARY

The Corporation's net income was $5,163,000 in the second quarter of 1996, as compared to net income of $4,771,000 during the second quarter of 1995. Earnings per share in the second quarter of 1996 was $.52, compared to earnings per share in the second quarter of 1995 of $.49.




                                      -11-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Return on average assets in the second quarter of 1996 was 1.23%, compared to a return on average assets of 1.17% during the second quarter of 1995. Return on average equity for the three months ended June 30, 1996, and June 30, 1995, was 10.3% and 10.4%, respectively.

The Corporation's net income was $10,156,000 for the first six months of 1996, compared to net income of $9,364,000 during the first six months of 1995. Earnings per share for the six months ended June 30, 1996 was $1.03, compared to earnings per share for the first six months of 1995 of $.96.

Return on average assets for the first six months of 1996 was 1.21%, compared to a return on average assets of 1.15% for the first six months of 1995. Return on average equity was 10.3% for the six month periods ended June 30, 1996 and June 30, 1995.

Total assets were $1.691 billion as of June 30, 1996, compared to $1.706 billion as of December 31, 1995, and $1.638 billion as of June 30, 1995.

Total loans increased $60.1 million, or 8.2%, from June 30, 1995, to $794.5 million as of June 30, 1996. Total loans increased $33.9 million, or 4.5%, from December 31, 1995 to June 30, 1996. The increase in total loans from both June 30, 1995 and December 31, 1995 to June 30, 1996 was attributable to increases in real estate mortgage and installment loans.

Installment loans increased $15.9 million, or 11.0%, from June 30, 1995, to $160.3 million as of June 30, 1996. The increase in installment loans between June 30, 1995 and June 30, 1996, was primarily attributable to the success of the Corporation's special installment loan promotion from October 1995 through January 1996. This promotion had the goal of both increasing the Corporation's level of consumer loans and reinforcing existing, and developing new, customer relationships. During the promotion period the Corporation's subsidiary banks originated $45 million of consumer installment loans. The maximum term of the consumer loans originated in the promotion period was forty-eight months. The Corporation's loan to deposit ratio as of June 30, 1996 was 55.4%, compared to 52.5% at December 31, 1995, and 52.9% at June 30, 1995.

Shareholders' equity increased $14.5 million, or 7.9%, from June 30, 1995, to $198.6 million as of June 30, 1996, or $20.42 per share and represented 11.7% of total assets.



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

                                                         QUARTER ENDED                SIX MONTHS ENDED
                                                     6-30-96        6-30-95        6-30-96        6-30-95
                                                                       (In thousands)
Interest income per quarterly
 consolidated statement of income. . . . . .         $28,247        $27,167        $56,169        $53,763
Add tax equivalent adjustment. . . . . . . .             328            345            687            718
Interest income (FTE). . . . . . . . . . . .          28,575         27,512         56,856         54,481
Less interest expense. . . . . . . . . . . .          11,524         11,336         23,351         22,127

Net interest income (FTE). . . . . . . . . .         $17,051        $16,176        $33,505        $32,354

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

                                                            SECOND QUARTER 1996 COMPARED          FIRST SIX MONTHS 1996 COMPARED
                                                               TO SECOND QUARTER 1995                TO FIRST SIX MONTHS 1995
                                                         INCREASE (DECREASE)                   INCREASE (DECREASE)
                                                          DUE TO CHANGES IN        COMBINED     DUE TO CHANGES IN        COMBINED
                                                         AVERAGE     AVERAGE       INCREASE    AVERAGE     AVERAGE       INCREASE
                                                        VOLUME<F*> YIELD/RATE<F*> (DECREASE)  VOLUME<F*> YIELD/RATE<F*> (DECREASE)
                                                                                        (In thousands)
Causes of increase in net
interest income (FTE) due to:
CHANGES IN INTEREST INCOME ON
EARNING ASSETS:
Loans. . . . . . . . . . . . . . . . . . . . . . .       $1,126       $(352)       $  774       $1,572       $ (242)       $1,330
Taxable investment securities. . . . . . . . . . .          126         462           588           64        1,043         1,107
Non-taxable investment securities. . . . . . . . .          (48)        (25)          (73)         (90)         (28)         (118)
Federal funds sold . . . . . . . . . . . . . . . .          (56)       (166)         (222)         329         (267)           62
Interest on deposits with unaffiliated
 banks . . . . . . . . . . . . . . . . . . . . . .           (5)          1            (4)          (5)          (1)           (6)
 Total change in interest income on
   earning assets. . . . . . . . . . . . . . . . .        1,143         (80)        1,063        1,870          505         2,375

CHANGES IN INTEREST EXPENSE ON
INTEREST-BEARING LIABILITIES:
Deposits . . . . . . . . . . . . . . . . . . . . .          282          45           327          470        1,009         1,479
Short-term borrowed funds. . . . . . . . . . . . .         (144)         29          (115)        (128)         (88)         (216)
Long-term debt . . . . . . . . . . . . . . . . . .           (3)        (21)          (24)          (5)         (34)          (39)

 Total change in interest expense on
 interest-bearing liabilities. . . . . . . . . . .          135          53           188          337          887         1,224

TOTAL INCREASE IN NET INTEREST
INCOME (FTE) . . . . . . . . . . . . . . . . . . .       $1,008       $(133)       $  875       $1,533       $ (382)       $1,151

<F*> The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.


                                      -14-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Net interest income (FTE) increased $875,000, or 5.4%, in the second quarter of 1996 as compared to the second quarter of 1995. This increase was due primarily to increases in average real estate mortgage and installment loans and deposits in the second quarter of 1996, compared to the second quarter of 1995. The total increase in net interest income attributable to volume changes in interest-bearing assets and liabilities was $1,008,000. The increase attributable to volume changes was partially offset by a $133,000 decrease in net interest income attributable to changes in the average yields and rates on interest-bearing assets and liabilities. The net interest margin increased to 4.32% in the second quarter of 1996 from 4.22% in the second quarter of 1995.

Net interest income (FTE) increased $1,151,000, or 3.6%, during the first six months of 1996 as compared to the first six months of 1995. The net interest margin increased to 4.25% during the first six months of 1996 from 4.23% during the first six months of 1995.

OTHER INCOME

Other income decreased $35,000 or 1.1%, in the second quarter of 1996 and increased $34,000 or .5%, in the first six months of 1996, as compared to these same periods in 1995.

The Corporation's trust department income and income from service charges on deposit accounts, combined, were $166,000 higher in the second quarter of 1996 than in the second quarter of 1995. Trust department income increased 10.8% and service charge income on deposit accounts increased 6.8%, both due to increased services provided.

The Corporation realized a gain of $322,000 in the second quarter of 1995 from the sale of its credit card loan portfolio. The Corporation sold its credit card loan portfolio due to the increased competition for this product from other providers offering cards at no annual fee and the proliferation of co-branded credit cards. In the second quarter of 1996 the Corporation realized a gain of $150,000 as a termination fee when the credit card portfolio was sold by the original purchaser to another credit card provider.

The Corporation realized gains on the sale of residential mortgage loans in the secondary market of $29,000 and $82,000 during the second quarters of 1996 and 1995, respectively. Total gains realized on the sale of residential mortgage loans in the secondary market during the first six months of 1996 and 1995 were $62,000 and $110,000, respectively.


                                      -15-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


PROVISION FOR LOAN LOSSES

The provision for possible loan losses reflects management's judgment of changing economic conditions, as well as increases and other changes in the subsidiary banks' loan portfolios. It is management's policy to control loan quality through a carefully structured review of loan requests. In assessing the adequacy of the allowance for possible loan losses ("Allowance"), management believes that its historical experience confirms, in principle, its judgment in what is essentially a subjective decision. Based upon historical experience and a constant evaluation of present and potential risks in the loan portfolios, management believes that the Allowance is adequate.
During the three and six months ended June 30, 1996 the Corporation added $270,000 and $538,000, respectively, to the allowance through the provision for possible loan losses, as compared to $240,000 and $490,000, respectively, during these same periods in 1995. Net loan charge-offs during the three- and six-month periods ended June 30, 1996 were $165,000 and $164,000, respectively, compared to net charge-offs of $48,000 and $38,000, respectively, during these same periods in 1995.

OPERATING EXPENSES

Total operating expenses decreased $22,000, or .2%, in the second quarter of 1996 and $335,000, or 1.4%, during the first six months of 1996, as compared to these same periods in 1995. Operating expenses were down due to the reduction in Federal Deposit Insurance Corporation ("FDIC") premiums, effective June 1, 1995. FDIC premiums were reduced as a result of the full recapitalization of the Bank Insurance Fund to a 1.25% ratio. FDIC premiums were $712,000 lower in the second quarter of 1996 and $1,273,000 lower during the first six months of 1996, as compared to these same periods in 1995.

Excluding FDIC premiums, total operating expenses were 6.2% higher in the second quarter of 1996 and 4.2% higher in the first six months of 1996 compared to these same periods in 1995.

INCOME TAX EXPENSE

The Corporation's effective federal income tax rate was 34.1% and 33.5%, respectively, during the three and six months ended June 30, 1996, compared to 31.7% and 32.0%, respectively, during these same periods in 1995. The effective federal income tax rate is a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses.

                                      -16-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


BALANCE SHEET CHANGES

ASSET AND DEPOSIT CHANGES

Total assets decreased $14.8 million, or .9%, from December 31, 1995, and increased $53.2 million, or 3.2%, from June 30, 1995, to $1.691 billion as of June 30, 1996. Total deposits decreased $16.8 million, or 1.2%, from December 31, 1995, and increased $43.7 million, or 3.1%, from June 30, 1995, to $1.433 billion as of June 30, 1996.

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

Total loans as of June 30, 1996 were $794.5 million, as compared to $734.4 million as of June 30, 1995, and $760.6 million as of December 31, 1995. The increase in total loans from June 30, 1995 to June 30, 1996 of $60.1 million was primarily attributable to the Corporation's 1995 consumer loan promotion, which was ongoing from October 1, 1995 through January 31, 1996. During this promotion period the Corporation originated $45 million of consumer installment loans at interest rates of 7.83%. The maximum loan amount and term of these consumer installment loans were $20,000 and forty-eight months, respectively. Installment loans increased $15.9 million, or 11.0%, from June 30, 1995, and $6.1 million, or 4.0%, from December 31, 1995, to $160.3 million as of June 30, 1996, and represented 20.2%, 20.3% and 19.7% of total loans as of June 30, 1996, December 31, 1995, and June 30, 1995, respectively.

Real estate construction and mortgage loans increased $49.0 million, or 10.3%, from June 30, 1995, and $35.8 million, or 7.3%, from December 31, 1995, to $524.5 million as of June 30, 1996. Real estate construction and mortgage loans represented 66.0%, 64.2% and 64.7% of the Corporation's loan portfolio as of June 30, 1996, December 31, 1995, and June 30, 1995, respectively.

Commercial and agricultural loans decreased $4.8 million, or 4.2%, from June 30, 1995, and $8.0 million, or 6.8%, from December 31, 1995,


                                      -17-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


to $109.7 million as of June 30, 1996. The decrease in commercial and agricultural loans resulted from increased competition for these types of loans and the lack of an increased demand for these types of loans in the Corporation's market areas. Commercial and agricultural loans represented 13.8%, 15.5% and 15.6% of the Corporation's loan portfolio as of June 30, 1996, December 31, 1995, and June 30, 1995,
respectively.

The Corporation's total loan to deposit ratio as of June 30, 1996, December 31, 1995, and June 30, 1995, was 55.4%, 52.5% and 52.9%,
respectively.

The Corporation traditionally has had a conservative loan underwriting policy. This is evidenced by its historically low loan losses and low ratio of nonperforming loans to total loans. For the three-month periods ended June 30, 1996 and 1995, the Corporation experienced net loan charge-offs of $165,000 and $48,000, respectively. The Corporation reported net loan charge-offs of $164,000 and $38,000, respectively, during the six-month periods ended June 30, 1996 and 1995.

Nonperforming loans consist of loans which are past due for principal or interest payments by ninety days or more and still accruing interest, loans for which the accrual of interest has been discontinued and loans which have been renegotiated to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $2.3 million as of June 30, 1996, $2.7 million as of December 31, 1995, and $3.8 million as of June 30, 1995, and represented .29%, .36% and .51% of total loans as of these dates, respectively.

The allowance for possible loan losses at June 30, 1996, was $16,260,000 and represented 2.05% of total loans and 708% of nonperforming loans as of that date.

LIQUIDITY

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customer's loan demands and deposit withdrawals. The banking subsidiaries' primary liquidity sources consist of investment securities, those maturing within one year and those classified as available for sale, maturing loans and federal funds sold. As of June 30, 1996, the Corporation's investment securities portfolio had an average life of less than two years. In addition, at June 30, 1996, the Corporation held only $3.8


                                      -18-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


million in mortgage-backed securities, which represented less than one percent of the investment securities portfolio, and had no other derivatives or any investments in instruments considered "junk bonds."

CAPITAL RESOURCES

As of June 30, 1996, shareholders' equity was $198.6 million, compared to $194.9 million as of December 31, 1995, and $184.1 million as of June 30, 1995, resulting in an increase of $14.5 million, or 7.9%, from June 30, 1995. Shareholders' equity as a percentage of total assets as of June 30, 1996, was 11.7%, compared to 11.4% as of December 31, 1995, and 11.2% as of June 30, 1995. Total equity as of June 30, 1996, and June 30, 1995, included an after-tax unrealized net loss of $1.6 million and $1.5 million, respectively, and an unrealized net gain of $1.375 million as of December 31, 1995, on available for sale investment securities, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

A statement of changes in shareholders' equity covering the six-month periods ended June 30, 1996, and June 30, 1995, follows:

                                                            FOR THE SIX MONTHS
                                                              ENDED JUNE 30,
                                                           1996            1995
Total shareholders' equity as of January 1,              $194,902        $170,680
 Net income                                                10,156           9,364
 Dividends                                                 (3,887)         (3,131)
 Shares issued upon exercise of employee
   stock options                                              130             138
 Shares issued from director stock purchase plan              239             246
 Change in unrealized gains and losses on
   available for sale securities                           (2,961)          6,782
Total shareholders' equity as of end of period           $198,579        $184,079

The following table represents the Corporation's regulatory capital ratios as of June 30, 1996:






                                      -19-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


                                                                  TIER 1        TOTAL
                                                                RISK-BASED    RISK-BASED
                                                   LEVERAGE      CAPITAL       CAPITAL
Chemical Financial Corporation - actual ratio        11.6%        28.7%         30.0%
Regulatory Minimum Ratio                              3.0          4.0           8.0
Ratio considered "well capitalized" by
 regulatory agencies                                  5.0          6.0          10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at June 30, 1996, are high due to the Corporation holding $647 million in investment securities and other assets which are assigned a 0% risk rating, $209 million in assets which are assigned a 20% risk rating and $425 million in residential real estate mortgages and other assets which are assigned a 50% risk rating.
These three risk ratings (i.e., 0%, 20% and 50%) represent 74% of the Corporation's total risk-based assets (including off-balance sheet items) as of June 30, 1996.


























                                      -20-
                     PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation's annual meeting of shareholders was held April 15, 1996. At that meeting, the only matter to be voted on by the shareholders was the election of directors. The directors were elected by the following votes:

ELECTION OF DIRECTORS                                  VOTES CAST
ALL NOMINEES FOR DIRECTOR WERE ELECTED:            FOR         WITHHELD
James A. Currie                                 7,989,650       36,509
Michael L. Dow                                  7,979,796       46,363
Alan W. Ott                                     7,981,247       44,912
Frank P. Popoff                                 7,989,850       36,309
Lawrence A. Reed                                7,982,266       43,893
William S. Stavropoulos                         7,963,482       62,677

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

                                   CHEMICAL FINANCIAL CORPORATION


Date:  August 5, 1996              By /S/ ALAN W. OTT
                                      Alan W. Ott, Chairman,
                                      Chief Executive Officer and
                                      President



Date:  August 5, 1996              By /S/ LORI A. GWIZDALA
                                      Lori A. Gwizdala
                                      Senior Vice President,
                                      Chief Financial Officer and
                                      Treasurer





























                                      -22-
                            EXHIBIT INDEX



EXHIBIT
NUMBER                       DOCUMENT


  11               Statement Re Computation of Per Share Earnings

  27               Financial Data Schedule








































                                      -23-