Form 10-Q
period 1996-09-30
CHEMICAL FINANCIAL CORP
filed 1996-11-12
CIK 19612

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

--------------------------------------------------------------------------------

(MARK ONE)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996, OR

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes   X      No
                                                        -----       -----

The number of shares outstanding of the registrant's Common Stock, $10 par value, as of October 15, 1996, was 9,703,014 shares.

================================================================================

                              INDEX

                  CHEMICAL FINANCIAL CORPORATION
                            FORM 10-Q


PART I.   FINANCIAL INFORMATION                                            PAGE

Item 1.   Consolidated Financial Statements (unaudited, except
          Consolidated Statement of Financial Position as of
          December 31, 1995)

            Consolidated Statement of Income for the three- and
            nine-month periods ended September 30, 1996 and
            September 30, 1995                                                3

            Consolidated Statement of Financial Position as of
            September 30, 1996, December 31, 1995 and
            September 30, 1995                                                4

            Consolidated Statement of Cash Flows for the nine-month
            periods ended September 30, 1996 and September 30, 1995           5

            Notes to Consolidated Financial Statements                      6-7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        7-16



PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   17


SIGNATURES                                                                   18

                    PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                                                                 QUARTER ENDED            NINE MONTHS ENDED
                                                                 SEPTEMBER 30                SEPTEMBER 30
                                                            ---------------------       ---------------------
                                                              1996          1995          1996          1995
                                                            -------       -------       -------       -------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME
Interest and fees on loans . . . . . . . . . . . . . .      $17,098       $16,060       $50,211       $47,842
Interest on investment securities:
  Taxable. . . . . . . . . . . . . . . . . . . . . . .        9,803         9,468        29,342        27,900
  Tax-exempt . . . . . . . . . . . . . . . . . . . . .          515           591         1,654         1,806
                                                            -------       -------       -------       -------
                          TOTAL INTEREST ON SECURITIES       10,318        10,059        30,996        29,706
Interest on federal funds sold . . . . . . . . . . . .          995         1,214         3,264         3,421
Interest on deposits with unaffiliated banks . . . . .           20            51           116           153
                                                            -------       -------       -------       -------
                                 TOTAL INTEREST INCOME       28,431        27,384        84,587        81,122
INTEREST EXPENSE
Interest on deposits . . . . . . . . . . . . . . . . .       10,910        10,933        33,316        31,860
Interest on short-term borrowings  . . . . . . . . . .          310           412           871         1,189
Interest on long-term debt . . . . . . . . . . . . . .          162           205           546           628
                                                            -------       -------       -------       -------
                                TOTAL INTEREST EXPENSE       11,382        11,550        34,733        33,677
                                                            -------       -------       -------       -------
                                   NET INTEREST INCOME       17,049        15,834        49,854        47,445
Provision for possible loan losses . . . . . . . . . .          273           260           811           750
                                                            -------       -------       -------       -------
NET INTEREST INCOME after provision for
  possible loan losses . . . . . . . . . . . . . . . .       16,776        15,574        49,043        46,695
OTHER INCOME
Trust department income. . . . . . . . . . . . . . . .          663           651         2,137         1,995
Service charges on deposit accounts  . . . . . . . . .        1,342         1,317         4,020         3,844
Other charges and fees for customer services . . . . .          611           663         1,955         1,983
Revenue from data processing services  . . . . . . . .          148           242           578           766
Gains on sales of loans. . . . . . . . . . . . . . . .           36            54            98           489
Investment securities gains  . . . . . . . . . . . . .            1                          15
Other. . . . . . . . . . . . . . . . . . . . . . . . .           33           175           275           247
                                                            -------       -------       -------       -------
                                    TOTAL OTHER INCOME        2,834         3,102         9,078         9,324


OPERATING EXPENSES
Salaries, wages and employee benefits  . . . . . . . .        6,735         6,525        20,355        19,639
Occupancy expense-premises . . . . . . . . . . . . . .        1,167         1,098         3,504         3,332
Equipment rentals, depreciation and maintenance  . . .          775           707         2,339         2,149
Other. . . . . . . . . . . . . . . . . . . . . . . . .        2,832         2,757         8,554         9,545
                                                            -------       -------       -------       -------
                              TOTAL OPERATING EXPENSES       11,509        11,087        34,752        34,665
                                                            -------       -------       -------       -------
INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . .        8,101         7,589        23,369        21,354
Federal income taxes . . . . . . . . . . . . . . . . .        2,689         2,514         7,801         6,915
                                                            -------       -------       -------       -------
                                            NET INCOME      $ 5,412       $ 5,075       $15,568       $14,439
                                                            =======       =======       =======       =======

NET INCOME PER COMMON SHARE. . . . . . . . . . . . . .      $   .55       $   .51       $  1.58       $  1.47
                                                            =======       =======       =======       =======

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                                                             SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
                                                                                 1996             1995            1995
                                                                             -------------    ------------    -------------
                                                                              (UNAUDITED)                      (UNAUDITED)
                                                                                             (IN THOUSANDS)
ASSETS
Cash and demand deposits due from banks. . . . . . . . . . . . . . . . .     $   85,693       $   91,017       $   74,698
Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . . . . .         86,900           84,900          102,900
Interest-bearing deposits with unaffiliated banks. . . . . . . . . . . .            991            2,981            2,978
Investment securities:
 Held to maturity (market value $258,773 at 9/30/96,
   $397,062 at 12/31/95, $400,002 at 9/30/95). . . . . . . . . . . . . .        257,441          392,429          397,029
 Available for sale (at market value). . . . . . . . . . . . . . . . . .        423,731          341,670          326,491
                                                                             ----------       ----------       ----------
       Total investment securities                                              681,172          734,099          723,520
Loans:
 Commercial and agricultural . . . . . . . . . . . . . . . . . . . . . .        120,104          117,759          123,808
 Real estate construction. . . . . . . . . . . . . . . . . . . . . . . .         21,113           16,195           14,622
 Real estate mortgage. . . . . . . . . . . . . . . . . . . . . . . . . .        507,013          472,454          464,148
 Installment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        161,913          154,170          140,647
                                                                             ----------       ----------       ----------
       Total loans                                                              810,143          760,578          743,225
 Less:  Allowance for possible loan losses . . . . . . . . . . . . . . .         16,503           15,886           15,980
                                                                             ----------       ----------       ----------
       Net loans                                                                793,640          744,692          727,245
Premises and equipment . . . . . . . . . . . . . . . . . . . . . . . . .         19,398           20,448           20,494
Accrued income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,983           15,619           15,806
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,119           12,329           13,731
                                                                             ----------       ----------       ----------
       TOTAL ASSETS                                                          $1,695,896       $1,706,085       $1,681,372
                                                                             ==========       ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest bearing . . . . . . . . . . . . . . . . . . . . . . . . . .     $  218,772       $  214,335       $  200,525
 Interest bearing. . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,212,400        1,235,466        1,216,822
                                                                             ----------       ----------       ----------
       Total deposits                                                         1,431,172        1,449,801        1,417,347
Short-term borrowings:
 Treasury tax and loan notes payable to the U.S. Treasury. . . . . . . .         11,725            7,084           11,303
 Securities sold under agreements to repurchase. . . . . . . . . . . . .         25,056           28,139           36,734
                                                                             ----------       ----------       ----------
                                                                                 36,781           35,223           48,037


Interest payable and other liabilities . . . . . . . . . . . . . . . . .         16,099           14,079           15,727
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,000           12,080           12,097
                                                                             ----------       ----------       ----------
       Total liabilities                                                      1,494,052        1,511,183        1,493,208
Shareholders' equity:
 Common stock, $10 par value:
   Authorized - 15,000,000 shares
   Issued - 9,702,957 shares, 9,694,376 shares,
     and 9,673,461 shares, respectively. . . . . . . . . . . . . . . . .         97,030           96,944           96,735
 Surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         56,454           56,918           56,900
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .         49,405           39,665           35,370
 Unrealized net gain (loss) on securities available for sale . . . . . .         (1,045)           1,375             (841)
                                                                             ----------       ----------       ----------
     Total shareholders' equity                                                 201,844          194,902          188,164
                                                                             ----------       ----------       ----------
       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                                                  $1,695,896       $1,706,085       $1,681,372
                                                                             ==========       ==========       ==========

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                  -------------------------
                                                                                     1996           1995
                                                                                  ----------     ----------
                                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                       $ 15,568       $ 14,439
 Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                         811            750
     Provision for depreciation and amortization                                     2,394          2,337
     Investment securities gains                                                       (15)
     Net amortization of investment securities                                       2,122          1,604
     Net (increase) decrease in accrued income and other assets                      1,417         (1,167)
     Net increase in interest payable and other liabilities                          2,069          3,250
                                                                                  --------       --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                   24,366         21,213
                                                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash and cash equivalents assumed in acquisition of branch office                                 14,661
 Net (increase) decrease in interest-bearing deposits with unaffiliated banks        1,990            (10)
 Proceeds from maturities of securities held to maturity                           149,604         20,772
 Purchases of securities held to maturity                                          (38,130)      (100,099)
 Proceeds from maturities of securities available for sale                          67,275        153,390
 Proceeds from sales of securities available for sale                                  522            994
 Purchases of securities available for sale                                       (132,173)       (88,656)
 Net (increase) decrease in loans                                                  (50,214)        17,124
 Purchases of premises and equipment                                                (1,158)          (819)
                                                                                  --------       --------
        NET CASH PROVIDED BY (USED FOR)
           INVESTING ACTIVITIES                                                     (2,284)        17,357
                                                                                  --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net decrease in demand deposits, NOW accounts and
   savings accounts                                                                (30,375)       (43,467)
 Net increase in certificates of deposit and other time deposits                    11,746         23,240
 Net increase in repurchase agreements and other short-term
   borrowings                                                                        1,558          7,015
 Principal payments on long-term debt                                               (2,080)            (2)



 Cash dividends                                                                     (5,827)        (4,881)
 Proceeds from stock purchase plan                                                     190            173
 Proceeds from exercise of stock options                                               226            232
 Repurchases of common stock                                                          (844)
                                                                                  --------       --------
        NET CASH USED FOR FINANCING ACTIVITIES                                     (25,406)       (17,690)
                                                                                  --------       --------

        NET INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                                                         (3,324)        20,880
        Cash and cash equivalents at beginning of year                             175,917        156,718
                                                                                  --------       --------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $172,593       $177,598
                                                                                  ========       ========

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
 Interest paid on deposits, short-term borrowings and long-term debt              $ 35,215       $ 33,123
 Federal income taxes paid                                                           7,790          6,374

--------------------------------------------------------------------------------

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1996


NOTE A:  BASIS OF PRESENTATION    The accompanying unaudited
consolidated financial statements of Chemical Financial Corporation ("Chemical" or the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements presented reflect all adjustments (consisting solely of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim periods. All financial statement amounts included herein, except cash dividends per share, have been restated to account for the acquisition of State Savings Bancorp, Inc. on May 1, 1996 by the pooling of interests method of accounting. Operating results for the three- and nine-month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

PER SHARE AMOUNTS

Primary net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist of net shares issuable under stock options outstanding. Fully diluted net income per share has not been presented on the basis that it is not material. The weighted average number of common shares used to compute earnings per share was 9,848,000 during the third quarter and 9,859,000 during the first nine months of 1996, as compared to 9,823,000 during the third quarter and 9,798,000 during the first nine months of 1995.

NOTE B:  LOANS AND NONPERFORMING ASSETS    The following summarizes
loans and nonperforming assets at the dates indicated (in thousands of dollars):

                                         SEPTEMBER 30,   DECEMBER 31,  SEPTEMBER 30,
                                             1996            1995           1995
                                         -------------   ------------  -------------
LOANS:
  Commercial and agricultural. . . . . .   $120,104       $117,759       $123,808
  Real estate construction . . . . . . .     21,113         16,195         14,622
  Real estate mortgage . . . . . . . . .    507,013        472,454        464,148
  Installment. . . . . . . . . . . . . .    161,913        154,170        140,647
                                           --------       --------       --------
  Total Loans. . . . . . . . . . . . . .   $810,143       $760,578       $743,225
                                           ========       ========       ========

NONPERFORMING ASSETS:
  Nonaccrual loans . . . . . . . . . . .   $  1,627       $  1,658       $  2,638
  Loans 90 days or more past due and
    still accruing interest. . . . . . .        915            969            836
  Restructured loans . . . . . . . . . .                        84            100
                                           --------       --------       --------
  Total nonperforming loans. . . . . . .      2,542          2,711          3,574
                                           --------       --------       --------
  Other real estate owned <F1> . . . . .        755            966            973
                                           --------       --------       --------
  Total nonperforming assets . . . . .     $  3,297       $  3,677       $  4,547
                                           ========       ========       ========

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

NOTE C:  ALLOWANCE FOR LOAN LOSSES    The following summarizes the
changes in the allowance for loan losses (in thousands of dollars):

                                                                   FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,
                                                                 ----------------------
                                                                   1996          1995
                                                                 --------      --------
ALLOWANCE FOR LOAN LOSSES
Balance as of January 1. . . . . . . . . . . . . . . . . . .     $15,886       $15,295
Provision for loan losses. . . . . . . . . . . . . . . . . .         811           750

Gross loans charged-off. . . . . . . . . . . . . . . . . . .        (388)         (221)
Gross recoveries of loans previously charged-off . . . . . .         194           156
                                                                 -------       -------
Net loans charged-off. . . . . . . . . . . . . . . . . . . .        (194)          (65)
                                                                 -------       -------

Balance at September 30. . . . . . . . . . . . . . . . . . .     $16,503       $15,980
                                                                 =======       =======

NOTE D:  ACQUISITIONS

Chemical completed its acquisition of State Savings Bancorp, Inc., in Caro, Michigan ("SSBI") on May 1, 1996. Chemical issued 500,000 shares of Chemical common stock in exchange for all of the outstanding shares of SSBI. The transaction was accounted for by the pooling of interests method of accounting as of May 1, 1996. As of May 1, 1996, SSBI had total assets of approximately $65 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

SUMMARY

The Corporation's net income was $5,412,000 in the third quarter of 1996, as compared to net income of $5,075,000 during the third quarter of 1995. Earnings per share in the third quarter of 1996 were $.55, compared to earnings per share in the third quarter of 1995 of $.51.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Return on average assets in the third quarter of 1996 was 1.28%, compared to a return on average assets of 1.23% during the third quarter of 1995. Return on average equity for the three months ended September 30, 1996 and September 30, 1995, was 10.6% and 10.7%, respectively.

The Corporation's net income was $15,568,000 for the first nine months of 1996, compared to net income of $14,439,000 during the first nine months of 1995. Earnings per share for the nine months ended
September 30, 1996 were $1.58, compared to earnings per share for the first nine months of 1995 of $1.47.

Return on average assets for the first nine months of 1996 was 1.23%, compared to a return on average assets of 1.17% for the first nine months of 1995. Return on average equity was 10.4% for the nine-month periods ended September 30, 1996 and September 30, 1995.

Total assets were $1.696 billion as of September 30, 1996, compared to $1.706 billion as of December 31, 1995, and $1.681 billion as of September 30, 1995.

Total loans increased $66.9 million, or 9.0%, from September 30, 1995, to $810.1 million as of September 30, 1996. Total loans increased $49.6 million, or 6.5%, from December 31, 1995 to September 30, 1996. The increase in total loans from both September 30, 1995 and December 31, 1995 to September 30, 1996 was attributable to increases in real estate mortgage and installment loans. The Corporation's loan to deposit ratio as of September 30, 1996 was 56.6%, compared to 52.5% at December 31, 1995, and 52.4% at September 30, 1995.

Shareholders' equity increased $13.7 million, or 7.3%, from September 30, 1995, to $201.8 million as of September 30, 1996, or $20.80 per share, and represented 11.9% of total assets.

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

                                                 QUARTER ENDED             NINE MONTHS ENDED
                                             ---------------------       ---------------------
                                             9-30-96       9-30-95       9-30-96       9-30-95
                                             -------       -------       -------       -------
                                                               (IN THOUSANDS)
Interest income per quarterly
 consolidated statement of income. . . .     $28,431       $27,384       $84,587       $81,122
Add tax equivalent adjustment. . . . . .         318           340         1,005         1,058
                                             -------       -------       -------       -------
Interest income (FTE). . . . . . . . . .      28,749        27,724        85,592        82,180
Less interest expense. . . . . . . . . .      11,382        11,550        34,733        33,677
                                             -------       -------       -------       -------

Net interest income (FTE). . . . . . . .     $17,367       $16,174       $50,859       $48,503

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                           THIRD QUARTER 1996 COMPARED         FIRST NINE MONTHS 1996 COMPARED
                                                              TO THIRD QUARTER 1995               TO FIRST NINE MONTHS 1995
                                                       ---------------------------------     -----------------------------------
                                                          INCREASE (DECREASE)                   INCREASE (DECREASE)
                                                           DUE TO CHANGES IN                     DUE TO CHANGES IN
                                                       -------------------------  COMBINED   -------------------------  COMBINED
                                                        AVERAGE     AVERAGE       INCREASE    AVERAGE    AVERAGE        INCREASE
                                                       VOLUME<F*> YIELD/RATE<F*> (DECREASE)  VOLUME<F*> YIELD/RATE<F*> (DECREASE)
                                                       ---------- -------------- ----------  ---------- -------------- ----------
                                                                                      (IN THOUSANDS)
Causes of increase in net
interest income (FTE) due to:
CHANGES IN INTEREST INCOME ON
EARNING ASSETS:
Loans. . . . . . . . . . . . . . . . . . . . . . . . .   $1,399      $ (346)       $1,053      $2,984      $ (589)       $2,395
Taxable investment securities. . . . . . . . . . . . .     (394)        729           335        (324)      1,766         1,442
Non-taxable investment securities. . . . . . . . . . .      (75)        (38)         (113)       (165)        (66)         (231)
Federal funds sold . . . . . . . . . . . . . . . . . .     (115)       (104)         (219)        216        (373)         (157)
Interest on deposits with unaffiliated banks . . . . .      (39)          8           (31)        (40)          3           (37)
                                                         ------      ------        ------      ------      ------        ------

 Total change in interest income on earning assets . .      776         249         1,025       2,671         741         3,412

CHANGES IN INTEREST EXPENSE ON
INTEREST-BEARING LIABILITIES:
Deposits . . . . . . . . . . . . . . . . . . . . . . .      133        (156)          (23)        607         849         1,456
Short-term borrowed funds. . . . . . . . . . . . . . .      (39)        (63)         (102)       (168)       (150)         (318)
Long-term debt . . . . . . . . . . . . . . . . . . . .      (34)         (9)          (43)        (40)        (42)          (82)
                                                         ------      ------        ------      ------      ------        ------

 Total change in interest expense on interest-bearing
 liabilities . . . . . . . . . . . . . . . . . . . . .       60        (228)         (168)        399         657         1,056
                                                         ------      ------        ------      ------      ------        ------

TOTAL INCREASE IN NET INTEREST
INCOME (FTE) . . . . . . . . . . . . . . . . . . . . .   $  716      $  477        $1,193      $2,272      $   84        $2,356
                                                         ======      ======        ======      ======      ======        ======

<F*> The change in interest due to both rate and volume has been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net interest income (FTE) increased $1,193,000, or 7.4%, in the third quarter of 1996 as compared to the third quarter of 1995. The total increase in net interest income attributable to volume changes in interest-bearing assets and liabilities was $716,000. The increase attributable to changes in the average yields and rates on interest-bearing assets and liabilities was $477,000. These increases were due primarily to increases in average real estate mortgage and installment loans and deposits and the repricing of investment securities maturing in the third quarter of 1996, compared to the third quarter of 1995. The net interest margin increased to 4.38% in the third quarter of 1996 from 4.14% in the third quarter of 1995.

Net interest income (FTE) increased $2,356,000, or 4.9%, during the first nine months of 1996 as compared to the first nine months of 1995. The net interest margin increased to 4.29% during the first nine months of 1996 from 4.21% during the first nine months of 1995.

OTHER INCOME

Other income decreased $268,000, or 8.6%, in the third quarter of 1996 as compared to the third quarter of 1995. This decrease was attributable to decreases in revenue from data processing services performed for unrelated entities and in miscellaneous "other" nonoperating income. Other income attributable to trust department income, service charges on deposit accounts and other charges and fees for customer services was relatively stable in the third quarter of 1996 and 1995.

Other income during the first nine months of 1996 was $246,000, or 2.6%, lower than the comparable period in 1995. The Corporation realized a gain of $322,000 in the second quarter of 1995 from the sale of its credit card loan portfolio. The Corporation sold its credit card loan portfolio due to the increased competition for this product from other providers offering cards at no annual fee and the proliferation of co-branded credit cards. In the second quarter of 1996 the Corporation realized a gain of $150,000 as a termination fee when the credit card portfolio was sold by the original purchaser to another credit card provider.

The Corporation realized gains on the sale of residential mortgage loans in the secondary market of $36,000 and $54,000 during the third quarters of 1996 and 1995, respectively. Total gains realized on the sale of residential mortgage loans in the secondary market during the first nine months of 1996 and 1995 were $98,000 and $164,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses reflects management's judgment of changing economic conditions, as well as increases and other changes in the subsidiary banks' loan portfolios. It is management's policy to control loan quality through a carefully structured review of loan requests. In assessing the adequacy of the allowance for possible loan losses ("Allowance"), management believes that its historical experience confirms, in principle, its judgment in what is essentially a subjective decision. Based upon historical experience and a constant evaluation of present and potential risks in the loan portfolios, management believes that the Allowance is adequate. During the three and nine months ended September 30, 1996, the Corporation added $273,000 and $811,000, respectively, to the allowance through the provision for possible loan losses, as compared to $260,000 and $750,000, respectively, during these same periods in 1995. Net loan charge-offs during the three- and nine-month periods ended September 30, 1996 were $30,000 and $194,000, respectively, compared to net charge-offs of $27,000 and $65,000, respectively, during these same periods in 1995.

OPERATING EXPENSES

Total operating expenses increased $422,000, or 3.8%, in the third quarter of 1996 and $87,000, or .3%, during the first nine months of 1996, as compared to these same periods in 1995. Federal Deposit Insurance Corporation ("FDIC") premiums were reduced effective June 1, 1995 as a result of the full recapitalization of the Bank Insurance
Fund to a 1.25% ratio. FDIC premiums were $1,454,000 lower during the first nine months of 1996, as compared to the first nine months of 1995.

Legislation was passed on September 30, 1996 to recapitalize the Savings Association Insurance Fund. This law levied a 65.7 cent fee on every $100 of thrift deposits held on March 31, 1995. The
Corporation's liability under this law was approximately $30,000.
This amount was expensed in the third quarter of 1996.

Excluding FDIC premiums, total operating expenses were 4.3% higher in the first nine months of 1996 compared to the same period in 1995.

INCOME TAX EXPENSE

The Corporation's effective federal income tax rate was 33.2% and 33.4%, respectively, during the three and nine months ended September 30, 1996, compared to 33.1% and 32.4%, respectively, during these same periods in 1995. The effective federal income tax rate is a function

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses.

BALANCE SHEET CHANGES

ASSET AND DEPOSIT CHANGES

Total assets decreased $10.2 million, or .6%, from December 31, 1995, and increased $14.5 million, or .9%, from September 30, 1995, to $1.696 billion as of September 30, 1996. Total deposits decreased $18.6 million, or 1.3%, from December 31, 1995, and increased
$13.8 million, or 1.0%, from September 30, 1995, to $1.431 billion as of September 30, 1996.

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

Total loans as of September 30, 1996 were $810.1 million, as compared to $743.2 million as of September 30, 1995, and $760.6 million as of December 31, 1995. The increase in total loans from September 30, 1995 to September 30, 1996 of $66.9 million was attributable to increases in real estate mortgage and installment loans.

Commercial and agricultural loans decreased $3.7 million, or 3.0%, from September 30, 1995, and increased $2.3 million, or 2.0%, from December 31, 1995, to $120.1 million as of September 30, 1996. The decrease in commercial and agricultural loans from September 30, 1995 resulted from a combination of factors including increased competition for these types of loans, the lack of an increased demand for these types of loans in the Corporation's market areas and a number of payoffs of significant balance loans. Commercial and agricultural loans represented 14.8%, 15.5% and 16.7% of the Corporation's loan portfolio as of September 30, 1996, December 31, 1995, and September 30, 1995, respectively.

Real estate construction and mortgage loans increased $49.4 million, or 10.3%, from September 30, 1995, and $39.5 million, or 8.1%, from

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

December 31, 1995, to $528.1 million as of September 30, 1996. Real estate construction and mortgage loans represented 65.2%, 64.2% and 64.4% of the Corporation's loan portfolio as of September 30, 1996, December 31, 1995, and September 30, 1995, respectively.

Installment loans increased $21.3 million, or 15.1%, from September 30, 1995, and $7.7 million, or 5.0%, from December 31, 1995, to $161.9 million as of September 30, 1996, and represented 20.0%, 20.3% and 18.9% of total loans as of September 30, 1996, December 31, 1995, and September 30, 1995, respectively.

The Corporation's total loan to deposit ratio as of September 30, 1996, December 31, 1995, and September 30, 1995, was 56.6%, 52.5% and
52.4%, respectively.

The Corporation traditionally has had a conservative loan underwriting policy. This is evidenced by its historically low loan losses and low ratio of nonperforming loans to total loans. For the three-month periods ended September 30, 1996 and 1995, the Corporation experienced net loan charge-offs of $30,000 and $27,000, respectively. The Corporation reported net loan charge-offs of $194,000 and $65,000, respectively, during the nine-month periods ended September 30, 1996 and 1995.

Nonperforming loans consist of loans for which the accrual of interest has been discontinued, loans which are past due for principal or interest payments by ninety days or more and still accruing interest, and loans which have been renegotiated to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $2.5 million as of September 30, 1996, $2.7 million as of December 31, 1995, and $3.6 million as of September 30, 1995, and represented .31%, .36% and .48% of total loans as of these dates, respectively.

The allowance for possible loan losses at September 30, 1996, was $16,503,000 and represented 2.04% of total loans and 649% of nonperforming loans as of that date.

LIQUIDITY

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demands and deposit withdrawals. The banking subsidiaries' primary liquidity sources consist of investment securities, both those maturing within one year and those classified as available for sale, maturing loans and federal funds sold. As of September 30, 1996, the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Corporation's investment securities portfolio had an average life of less than two years. In addition, at September 30, 1996, the Corporation held $3.7 million in mortgage-backed securities and $5.4 million in structured notes, acquired in conjunction with subsidiary bank acquisitions. These investments represented 1.3% of the Corporation's investment securities portfolio as of September 30, 1996. The Corporation held no other derivatives or any investments in instruments considered "junk bonds" as of September 30, 1996.

CAPITAL RESOURCES

As of September 30, 1996, shareholders' equity was $201.8 million, compared to $194.9 million as of December 31, 1995, and $188.2 million as of September 30, 1995, resulting in an increase of $13.7 million, or 7.3%, from September 30, 1995. Shareholders' equity as a percentage of total assets as of September 30, 1996, was 11.9%, compared to 11.4% as of December 31, 1995, and 11.2% as of September 30, 1995. Total equity as of September 30, 1996, and September 30, 1995, included an after-tax unrealized net loss of $1.045 million and $.841 million, respectively, and an unrealized net gain of $1.375 million as of December 31, 1995, on available for sale investment securities, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

A statement of changes in shareholders' equity covering the nine-month periods ended September 30, 1996, and September 30, 1995, follows:

                                                                FOR THE NINE MONTHS
                                                                 ENDED SEPTEMBER 30,
                                                              ------------------------
                                                                 1996           1995
                                                              ---------      ---------
Total shareholders' equity as of January 1,                   $194,902       $170,680
 Net income                                                     15,568         14,439
 Dividends                                                      (5,827)        (4,881)
 Shares issued upon exercise of employee stock options             226            232
 Shares issued from director stock purchase plan                   239            246
 Repurchases of common stock                                      (844)
 Change in unrealized gains and losses on available for
   sale securities                                              (2,420)         7,448
                                                              --------       --------
Total shareholders' equity as of end of period                $201,844       $188,164
                                                              ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table represents the Corporation's regulatory capital ratios as of September 30, 1996:

                                                               TIER 1      TOTAL
                                                             RISK-BASED  RISK-BASED
                                                  LEVERAGE     CAPITAL     CAPITAL
                                                  --------   ----------  ----------
Chemical Financial Corporation - actual ratio       11.9%       28.8%       30.1%
Regulatory Minimum Ratio                             3.0         4.0         8.0
Ratio considered "well capitalized" by
 regulatory agencies                                 5.0         6.0        10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at September 30, 1996, are high due to the Corporation holding $621 million in investment securities and other assets which are assigned a 0% risk rating, $233 million in assets which are assigned a 20% risk rating and $432 million in residential real estate mortgages and other assets which are assigned a 50% risk rating.
These three risk ratings (i.e., 0%, 20% and 50%) represent 74% of the Corporation's total risk-based assets (including off-balance sheet items) as of September 30, 1996.

                     PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The following documents are filed as exhibits to this report on Form 10-Q:

               EXHIBIT
               NUMBER                    DOCUMENT
               -------                   --------

                 11       Statement Re Computation of Per Share Earnings

                 27       Financial Data Schedule

(b) REPORTS ON FORM 8-K. The following report on Form 8-K was filed during the quarter:

         DATE OF REPORT    ITEM REPORTED     FINANCIAL STATEMENTS FILED
         --------------    -------------     --------------------------
         July 15, 1996       5 (Other        Consolidated Statement of
                              Events)        Income for One Month
                                             Ended June 30, 1996.

                              SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHEMICAL FINANCIAL CORPORATION


Date: November 12, 1996            By  /S/ ALAN W. OTT
                                       Alan W. Ott, Chairman,
                                       Chief Executive Officer and
                                       President



Date: November 12, 1996            By  /S/ LORI A. GWIZDALA
                                       Lori A. Gwizdala
                                       Senior Vice President,
                                       Chief Financial Officer and
                                       Treasurer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                   DOCUMENT
-------                  --------


  11                     Statement Re Computation of Per Share Earnings

  27                     Financial Data Schedule