Form 10-K
period 1996-12-31
CHEMICAL FINANCIAL CORP
filed 1997-03-25
CIK 19612

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

               FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
        SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

                       Commission File Number 0-8185

                      CHEMICAL FINANCIAL CORPORATION
          (Exact Name of Registrant as Specified in its Charter)

                   Michigan                          38-2022454
        (State or Other Jurisdiction of (I.R.S. Employer Identification No.) Incorporation or Organization)

              333 E. Main Street
               Midland, Michigan                        48640
   (Address of Principal Executive Offices)          (Zip Code)

    Registrant's Telephone Number, Including Area Code:  (517) 839-5350

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

                            Yes   X    No
                                -----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K  (   )

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

       Aggregate Market Value as of February 28, 1997:  $302,328,016

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Common Stock, $10 par value, outstanding at February 28, 1997:
                             10,226,714 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference in Parts I and II (Items 1 and 5-8).
Portions of the registrant's definitive Proxy Statement for its April 21, 1997, annual shareholders' meeting are incorporated by reference in Part III (Items 10-13).
===========================================================================

                                PART I


ITEM 1.  BUSINESS.

Chemical Financial Corporation ("Chemical" or the "Corporation") is a bank holding company. Chemical was organized under Michigan law in August 1973, and is headquartered in Midland, Michigan. Chemical was substantially inactive until June 30, 1974, when it acquired its lead subsidiary bank, Chemical Bank and Trust Company ("CB&T"), pursuant to a reorganization in which the former shareholders of CB&T became shareholders of Chemical. As of December 31, 1996, Chemical owned all of the outstanding stock of ten commercial banks and a data processing company, all located in Michigan. The main offices of Chemical's ten banking subsidiaries are in Midland, Bay City, Big Rapids, Cadillac, Caro, Clare, Grayling, Marshall, Owosso and Stanton.

Chemical's business is concentrated in a single industry segment - commercial banking. Chemical's subsidiaries offer a full range of commercial banking and fiduciary services. These include accepting deposits, business and personal checking accounts, savings and individual retirement accounts, time deposit instruments, electronically accessed banking products, residential and commercial real estate financing, commercial lending, consumer financing, debit cards, safe deposit services, automated teller machines, access to insurance products, money transfer services, corporate and personal trust services and other banking services.

The principal markets for these financial services are the communities within Michigan in which Chemical's subsidiaries are located and the areas immediately surrounding these communities. As of December 31, 1996, Chemical and its subsidiaries served these markets through 87 banking offices in 56 communities, located in 24 counties, generally across the mid-section of Michigan. In addition to the full service banking offices, the subsidiary banks operated 79 automated teller machines, both on and off bank premises, as of December 31, 1996.

CB&T, which has its headquarters in Midland, is Chemical's lead subsidiary bank and accounted for 31% of total deposits and 29% of total loans of Chemical and its subsidiaries on a consolidated basis as of December 31, 1996. Chemical's banking subsidiaries' primary loan product, historically, has been residential real estate mortgages. As of December 31, 1996, these loans totaled $402 million, or 49.7%, of consolidated total loans. During the last three years, it has been Chemical's subsidiaries' practice to generally hold residential real estate mortgages with a fifteen year or less original term in their own loan portfolios. Chemical originated $11.8 million of residential mortgage loans during 1996 which were sold in the secondary mortgage market, compared to $15.6 million and $13.6 million in residential mortgage loans originated and sold during 1995 and 1994, respectively.

The principal sources of revenues for Chemical are interest and fees on loans, which accounted for 54% of total revenues in 1996, 53% in 1995 and 56% in 1994. Interest on investment securities is also a significant source of revenue, accounting for 33% of total revenues in both 1996 and 1995 and 32% in 1994. Chemical has no foreign loans, assets or activities. No material part of the business of Chemical or its subsidiaries is dependent upon a single customer or very few customers, the loss of which would have a materially adverse effect on Chemical.

The business of banking is highly competitive. In addition to competition from other commercial banks, banks face significant competition from nonbank financial institutions. Savings associations and credit unions compete aggressively with commercial banks for deposits and loans, and credit unions and finance companies are particularly significant factors in the consumer loan market. Banks compete for deposits with a broad range of other types of investments, the most significant of which, over the past few years, have been mutual funds and annuities. Insurance companies and investment firms are significant competitors for customer deposits. In response to this increased competition for customers' bank deposits, the Corporation expanded its sales and marketing efforts of mutual fund and annuity investment products during 1996. The Corporation's subsidiary banks, through "CFC Investment Centers," began offering a broader array of mutual funds, annuity products and market securities through alliances with Security First Group and Corelink Financial Services. The CFC Investment Centers offer customers a complete spectrum of investment products and service capabilities. In addition, the Trust Department of Chemical Bank and Trust Company offers customers a number of investment products and services. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on borrowings and fees charged for services) and service (convenience and quality of services rendered to customers).

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

Under Federal law, the FDIC has the authority to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources, and to establish semiannual assessment rates on Bank Insurance Fund ("BIF") member banks, so as to maintain the BIF at the designated reserve ratio defined by law. On January 1, 1994, the FDIC implemented a system of risk-based premiums for deposit insurance, pursuant to which the premiums paid by a depository institution are based on the probability that the BIF will incur a loss in respect of such institution. The assessment rates under the new system originally ranged from 23.0 cents to 31.0 cents per $100 of deposits, depending upon the assessment category into which the insured depository institution was placed. During the third quarter of 1995, the FDIC adopted a new premium rate schedule for BIF insured deposits. The new rate schedule, which continues to determine assessments based on a bank's risk-based capital levels, reduced the minimum assessment rate to 4.0 cents per $100 of insured deposits, effective June 1, 1995. Each of the Corporation's subsidiary banks' annual deposit insurance premium decreased from 23.0 cents to 4.0 cents per $100 of insured deposits, as of June 1, 1995.

During 1996, the FDIC's minimum assessment rate for BIF insured deposits was reduced to $1500. Deposits held by well-capitalized banks and insured by the Savings Association Insurance Fund (SAIF) continued to be assessed at a rate of 23.0 cents per $100 of insured deposits in 1996. In addition, during 1996, SAIF insured deposits, held on March 31, 1995, were assessed a one-time charge of 65.7 cents per $100 of deposits to recapitalize SAIF to its required reserve ratio. The Corporation's liability for this special assessment was approximately $30,000.

The recapitalization of the SAIF was accomplished through the enactment of The Deposit Insurance Funds Act of 1996 (the "Funds Act") on September 30, 1996. This legislation, in addition to requiring the one-time special assessment to the FDIC to capitalize the SAIF to its required reserve ratio, authorizes the Financing Corporation ("FICO") to impose periodic assessments on depository institutions that are members of the BIF, in addition to institutions that are members of the SAIF. The purpose of these periodic assessments is to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until the change in the law, only SAIF-member institutions bore the cost of funding these interest payments. In years 1997-1999, the FICO assessment on BIF insured deposits will be 1.29 cents for every $100 of domestic deposits. For that same period, the SAIF insured institutions' FICO assessment rate will be
6.44 cents for every $100 in domestic deposits. Beginning in the year 2000 until 2017, BIF and SAIF-insured institutions will pay 2.43 cents for every $100 in domestic deposits.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") substantially changed the geographic constraints applicable to the banking industry. Effective September 29, 1995, the Riegle-Neal Act allows bank holding companies to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law. Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Act also allows banks to establish interstate branch networks through acquisitions of other banks. The establishment of DE NOVO interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997.

Michigan exercised its right to opt-in early to the Riegle-Neal Act, and now permits both U.S. and non-U.S. banks to establish branch offices in Michigan. Effective November 29, 1995, the Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner of the Financial Institutions Bureau, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

In March 1996, the Corporation consolidated its bank subsidiary headquartered in Standish, Michigan (Chemical Bank Huron) with its bank subsidiary headquartered in Bay City, Michigan (Chemical Bank Bay
Area).

On May 1, 1996, the Corporation merged with State Savings Bancorp, Inc. ("SSBI") in Caro, Michigan. SSBI operated one bank, State Savings Bank of Caro, with offices in Caro and Fairgrove, Michigan. The Corporation issued 525,000 shares of the Corporation's common stock in exchange for all of the common stock of SSBI. The merger was accounted for as a "pooling of interests." As of May 1, 1996, SSBI had assets of approximately $65 million.

On December 31, 1996, the Corporation through CB&T acquired Arbury & Stephenson, Inc., an insurance agency headquartered in Midland, Michigan. The merger was effected through an exchange of shares of the Corporation's common stock.

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

At December 31, 1996, Chemical was the seventh largest bank holding company headquartered in Michigan, measured by total assets, and together with its subsidiaries employed a total of 993 full-time equivalent employees.

Chemical adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in the first quarter of 1996. The adoption of this statement had no impact on the financial position or operating results of Chemical in 1996. Chemical also adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," in the first quarter of 1996. The adoption of this statement did not have a material impact on the financial position or operating results of Chemical in 1996.

The information under the following captions in the registrant's
Annual Report to Shareholders for the year ended December 31, 1996, further describes the business of Chemical and is here incorporated by reference:

          CAPTION                                                                    PAGES
          -------                                                                    -----
Table 2. Average Balances, Tax Equivalent Interest and
  Effective Yields and Rates                                                            31
Table 3. Volume and Rate Variance Analysis                                              32
Note C - Investment Securities                                                       19-20
Table 8. Maturities and Yields of Investment Securities
  at December 31, 1996                                                                  38
Table 4. Summary of Loans and Loan Loss Experience                                      32
Table 5. Comparison of Loan Maturities and Interest Sensitivity                         34
Table 6. Summary of Nonperforming Loans                                                 35
Table 7. Allocation of the Allowance For Possible Loan Losses                           36
Management's Discussion and Analysis of Financial Position and Results of
   Operations, subheadings "Net Interest Income", "Loans", "Nonperforming
   Loans" and "Provision For Possible Loan Losses"                                   30-36
Table 10. Maturity Distribution of Time Deposits of $100,000 or More                    39
Financial Highlights                                                                     3


ITEM 2.  PROPERTIES.

The executive offices of Chemical, the main office of CB&T and Chemical's data processing subsidiary are located in a three story, approximately 74,000 square foot, office building in downtown Midland, which is 100% owned by CB&T.

Chemical's subsidiary banks conduct business from a total of 87 banking offices, as of December 31, 1996. These offices are located in or in the vicinity of the cities in which the banks have their main offices. Of the banking offices, 84 are owned by the subsidiary banks and 3 are leased from independent parties with remaining lease terms of two years to thirteen years. This leased property is considered insignificant.


ITEM 3.  LEGAL PROCEEDINGS.

Chemical's subsidiaries are parties, as plaintiff or defendant, to a number of legal proceedings, none of which is considered material, and all of which arose in the ordinary course of their operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.

Biographical information concerning Chemical's executive officers who are not directors or nominated for election to the Board of Directors is presented below. Executive officer appointments are made or reaffirmed annually at the organizational meeting of the Board of Directors. At its regular meetings, the Board may also make other executive officer appointments.

Lawrence E. Burks, age 63, is Vice Chairman of CB&T. He joined CB&T as Vice President on April 1, 1973, was promoted to Senior Vice President in February 1975, Executive Vice President in December 1975, President and Director in April 1986 and Vice Chairman in September 1996. Mr. Burks has served on the Board of Directors of Chemical Bank Montcalm since June 1984 and was named Chairman of the Board of Chemical Bank Montcalm in December 1996. Mr. Burks was named Chairman of the Board of Chemical Bank Bay Area in December 1996. Both banks are wholly owned subsidiaries of Chemical. Mr. Burks is a member of the Management Committee of Chemical.

Bruce M. Groom, age 55, is Senior Vice President and Trust Officer of CB&T. He joined CB&T on April 29, 1985 as Senior Vice President and was promoted to Senior Trust Officer in May 1986. Mr. Groom has served on the Board of Chemical Bank Central, a wholly owned subsidiary of Chemical, since February 1989. Mr. Groom is an attorney and, prior to joining CB&T, was a member of the law firm of Francis, Wetmore, and Groom, P.C. Mr. Groom is a member of the Management Committee of Chemical.

Lori A. Gwizdala, age 38, is Senior Vice President, Chief Financial Officer and Treasurer of Chemical. She joined Chemical as Controller on January 2, 1985 and was named Chief Financial Officer in May 1987, Senior Vice President in February 1991 and Treasurer in April 1994. Ms. Gwizdala has served as Secretary to the Board of Directors of CFC Data Corp since May 1986, a director of Chemical Bank Bay Area since January 1993 and a director of Chemical Bank Thumb Area since July 1996, all of which are wholly owned subsidiaries of Chemical. Ms. Gwizdala is a certified public accountant and was previously associated with the accounting firm of Ernst & Young from 1980 to 1984. Ms. Gwizdala is a member of the Management Committee of Chemical.

William C. Lauderbach, age 54, is Senior Vice President and Investment Officer of CB&T. He joined CB&T as a Trust Officer on July 2, 1973, was promoted to Vice President and Trust Officer in March 1980 and Senior Vice President and Investment Officer in February 1991. Mr. Lauderbach has served on the Board of Directors of Chemical Bank South, a wholly owned subsidiary of Chemical, since 1989. Mr. Lauderbach is a member of the Management Committee of Chemical.

David B. Ramaker, age 41, is Chief Executive Officer and President of CB&T and Executive Vice President and Secretary of Chemical. He joined CB&T as Vice President on November 20, 1989. Mr. Ramaker became President of Chemical Bank Key State, a wholly owned subsidiary of Chemical in October 1993. Mr. Ramaker became President and member of the Board of Directors of CB&T in September 1996 and Executive Vice President and Secretary to the Board of Chemical and Chief Executive Officer of CB&T on January 1, 1997. Mr. Ramaker has served as a director of Chemical Bank Key State since October 1993. Mr. Ramaker was appointed to the following Boards of Directors of wholly owned subsidiaries of Chemical in December 1996: Chemical Bank Montcalm, Chemical Bank Central (also Chairman), Chemical Bank North (also Chairman), and Chemical Bank West (also Chairman). Mr. Ramaker is a member of the Management Committee of Chemical.

                               PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

The information under the heading "Stock Price Ranges and Cash Dividends" on page 13 of the registrant's Annual Report to Shareholders for the year ended December 31, 1996, is here incorporated by reference. On December 31, 1996, Chemical issued 8,792 shares of common stock, $10.00 par value, in exchange for the acquisition by CB&T of all of the shares of common stock of Arbury & Stephenson, Inc., an insurance agency. The shares were issued to an accredited investor. The issuance of the shares was exempt from the registration requirements of the federal securities laws pursuant to, among others, Sections 3(a)(11), 4(2) and 4(6) of the Securities Act of 1933, as amended.


ITEM 6.  SELECTED FINANCIAL DATA.

The information under the caption "Financial Highlights" on page 3 and the sub-heading "Financial Highlights" of "Management's Discussion and Analysis" on pages 28 through 30 of the registrant's Annual Report to Shareholders for the year ended December 31, 1996, is here incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information under the heading "Management's Discussion and Analysis" on pages 28 through 41 (inclusive) of the registrant's
Annual Report to Shareholders for the year ended December 31, 1996, is here incorporated by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements, notes, and independent auditors' report on pages 14 through 27 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 1996, is here incorporated by reference.

The information under the caption "Selected Quarterly Financial
Information (Unaudited)" on page 13 of the registrant's Annual Report to Shareholders for the year ended December 31, 1996, is here incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the captions "Nominees for Election to Serve Until the Annual Meeting of Shareholders in 1998" on pages 2 and 3 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 17 in the registrant's definitive Proxy Statement for its April 21, 1997 annual meeting of shareholders is here incorporated by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

The information set forth under the caption "Compensation of Executive Officers and Directors" on pages 10 through 14 in the registrant's definitive Proxy Statement for its April 21, 1997, annual meeting of shareholders is here incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

The information set forth under the caption "Voting Securities" on pages 7 and 8 in the registrant's definitive Proxy Statement for its April 21, 1997, annual meeting of shareholders is here incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption "Certain Relationships and Related Transactions" on page 17 in the registrant's definitive Proxy Statement for its April 21, 1997, annual meeting of shareholders is here incorporated by reference.

                               PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) FINANCIAL STATEMENTS. The following financial statements and independent auditors' report of Chemical Financial Corporation and its subsidiaries are filed as part of this report:

     Consolidated Statements of Financial Position-December 31,
          1996 and 1995
     Consolidated Statements of Income for each of the three
          years in the period ended December 31, 1996.
     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996
     Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 1996
     Notes to Consolidated Financial Statements
     Report of Independent Auditors dated January 20, 1997

The financial statements, the notes to financial statements, and the independent auditors' report listed above are incorporated by reference in
Item 8 of this report from the corresponding portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1996.

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

   4 LONG-TERM DEBT. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant's total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term debt to the Securities and Exchange Commission upon request.

  NUMBER                  EXHIBIT


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

   10(e)    RETIREMENT AGREEMENT.*

   11       STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS.

   13       1996 ANNUAL REPORT TO SHAREHOLDERS.

   21       SUBSIDIARIES OF THE REGISTRANT.

   23       CONSENT OF INDEPENDENT AUDITORS.

   27       FINANCIAL DATA SCHEDULE.

   99(a) CHEMICAL FINANCIAL CORPORATION 401(K) SAVINGS PLAN FINANCIAL STATEMENTS, NOTES AND SCHEDULES.

  NUMBER                  EXHIBIT

   99(b) CHEMICAL FINANCIAL CORPORATION 1992 STOCK PURCHASE PLAN FOR SUBSIDIARY DIRECTORS FINANCIAL STATEMENTS, NOTES AND
            SCHEDULE.

____________________

* These agreements are management contracts or compensation plans or arrangements required to be filed as Exhibits to this Form 10-K.

Chemical will furnish a copy of any exhibit listed above to any shareholder of the registrant without charge upon written request to Ms. Lori A. Gwizdala, Chief Financial Officer, Chemical Financial Corporation, 333 East Main Street, Midland, Michigan 48640-0569.

     (b)  REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1996:

          None

                              SIGNATURES


Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CHEMICAL FINANCIAL CORPORATION


March 24, 1997                     S/ ALOYSIUS J. OLIVER
                                   Aloysius J. Oliver
                                   President and
                                   Chief Executive Officer


March 24, 1997                     S/ LORI A. GWIZDALA
                                   Lori A. Gwizdala
                                   Senior Vice President,
                                   Chief Financial Officer and
                                   Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 24, 1997                     S/ ALOYSIUS J. OLIVER
                                   Aloysius J. Oliver
                                   President and
                                   Chief Executive Officer and
                                   Director
                                   (Principal Executive Officer)


March 24, 1997                     S/ JAMES A. CURRIE
                                   James A. Currie
                                   Director


March 24, 1997                     S/ MICHAEL L. DOW
                                   Michael L. Dow
                                   Director


March 24, 1997                     S/ LORI A. GWIZDALA
                                   Lori A. Gwizdala
                                   Senior Vice President,
                                   Chief Financial Officer
                                   and Treasurer
                                   (Principal Financial and Accounting
                                   Officer)

March 24, 1997                     S/ ALAN W. OTT
                                   Chairman of the Board and Director

March 24, 1997                     ________________________________________
                                   Frank P. Popoff
                                   Director


March 24, 1997                     S/ LAWRENCE A. REED
                                   Lawrence A. Reed
                                   Director


March 24, 1997                     S/ WILLIAM S. STAVROPOULOS
                                   William S. Stavropoulos
                                   Director

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

   4 LONG-TERM DEBT. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant's total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term debt to the Securities and Exchange Commission upon request.

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

   10(e)    RETIREMENT AGREEMENT.*

   11       STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS.

  NUMBER                  EXHIBIT

   13       1996 ANNUAL REPORT TO SHAREHOLDERS.

   21       SUBSIDIARIES OF THE REGISTRANT.

   23       CONSENT OF INDEPENDENT AUDITORS.

   27       FINANCIAL DATA SCHEDULE.

   99(a) CHEMICAL FINANCIAL CORPORATION 401(K) SAVINGS PLAN FINANCIAL STATEMENTS, NOTES AND SCHEDULES.

   99(b) CHEMICAL FINANCIAL CORPORATION 1992 STOCK PURCHASE PLAN FOR SUBSIDIARY DIRECTORS FINANCIAL STATEMENTS, NOTES AND
            SCHEDULE.