Form 10-Q
period 1997-03-31
CHEMICAL FINANCIAL CORP
filed 1997-05-14
CIK 19612

================================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
--------------------------------------------------------------------------------

(MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997, OR

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  __X__    No _______

The number of shares outstanding of the Registrant's Common Stock, $10 par value, as of April 15, 1997, was 10,229,155 shares.
================================================================================

                                INDEX

                    CHEMICAL FINANCIAL CORPORATION
                              FORM 10-Q


PART I.   FINANCIAL INFORMATION                                   PAGE

Item 1.   Consolidated Financial Statements (unaudited, except
          Consolidated Statement of Financial Position as of
          December 31, 1996)

          Consolidated Statement of Income for the Three Months
          Ended March 31, 1997 and March 31, 1996                   3

          Consolidated Statement of Financial Position as of
          March 31, 1997, December 31, 1996 and March 31, 1996      4

          Consolidated Statement of Cash Flows for the Three
          Months Ended March 31, 1997 and March 31, 1996            5

          Notes to Consolidated Financial Statements              6-8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    8-14


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                         15




SIGNATURES                                                         16

                    PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Income (Unaudited)
                                                                      THREE MONTHS ENDED
                                                                            MARCH 31
                                                                 ----------------------------
                                                                    1997               1996
                                                                 ---------          ---------
                                                                   (In thousands, except per
                                                                         share amounts)
INTEREST INCOME
Interest and fees on loans . . . . . . . . . . . . . . . . .    $   16,734        $    16,370
Interest on investment securities:
      Taxable. . . . . . . . . . . . . . . . . . . . . . . .         9,646              9,623
      Tax-exempt . . . . . . . . . . . . . . . . . . . . . .           541                587
                                                                ----------        -----------
           TOTAL INTEREST ON SECURITIES                             10,187             10,210
Interest on federal funds sold . . . . . . . . . . . . . . .         1,252              1,285
Interest on deposits with unaffiliated banks . . . . . . . .            20                 50
                                                                ----------        -----------
           TOTAL INTEREST INCOME                                    28,193             27,915
INTEREST EXPENSE
Interest on deposits . . . . . . . . . . . . . . . . . . . .        10,977             11,301
Interest on short-term borrowings. . . . . . . . . . . . . .           332                328
Interest on long-term debt . . . . . . . . . . . . . . . . .           148                198
                                                                ----------        -----------
           TOTAL INTEREST EXPENSE                                   11,457             11,827
                                                                ----------        -----------
           NET INTEREST INCOME                                      16,736             16,088
Provision for possible loan losses . . . . . . . . . . . . .           329                268
                                                                ----------        -----------
NET INTEREST INCOME After Provision for
      Possible Loan Losses . . . . . . . . . . . . . . . . .        16,407             15,820
OTHER INCOME
Trust department income. . . . . . . . . . . . . . . . . . .           728                661
Service charges on deposit accounts. . . . . . . . . . . . .         1,294              1,313
Other charges and fees for customer services . . . . . . . .           827                730
Gains on sales of residential mortgage loans . . . . . . . .            34                 33
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .           409                259
                                                                ----------        -----------
           TOTAL OTHER INCOME                                        3,292              2,996
OPERATING EXPENSES
Salaries, wages and employee benefits. . . . . . . . . . . .         6,845              6,749
Occupancy expense-premises . . . . . . . . . . . . . . . . .         1,237              1,209

Equipment expense. . . . . . . . . . . . . . . . . . . . . .           748                778
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,634              2,647
                                                                ----------        -----------
           TOTAL OPERATING EXPENSES                                 11,464             11,383
                                                                ----------        -----------
INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . . .         8,235              7,433
Federal income taxes . . . . . . . . . . . . . . . . . . . .         2,709              2,440
                                                                ----------        -----------
           NET INCOME                                           $    5,526        $     4,993
                                                                ==========        ===========

NET INCOME PER COMMON SHARE. . . . . . . . . . . . . . . . .    $      .53        $       .48
                                                                ==========        ===========

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Financial Position
                                                               MARCH 31      DECEMBER 31     MARCH 31
                                                                 1997           1996           1996
                                                              -----------   -------------   -----------
                                                              (UNAUDITED)                   (UNAUDITED)
                                                                            (IN THOUSANDS)
ASSETS
Cash and demand deposits due from banks  . . . . . . . . .   $    90,356    $    89,517    $    94,402
Federal funds sold . . . . . . . . . . . . . . . . . . . .       106,700        114,200         88,350
Interest-bearing deposits with unaffiliated banks. . . . .           998          1,134          2,984
Investment securities:
      Held to maturity (market value $204,102 at 3/31/97,
        $215,494 at 12/31/96, $351,209 at 3/31/96) . . . .       203,923        213,752        348,897
      Available for sale (at market value) . . . . . . . .       471,735        441,787        386,228
                                                             -----------    -----------    -----------
            Total investment securities                          675,658        655,539        735,125
Loans:
      Commercial and agricultural. . . . . . . . . . . . .       108,733        114,154        117,897
      Real estate construction . . . . . . . . . . . . . .        24,856         24,791         17,550
      Real estate mortgage . . . . . . . . . . . . . . . .       513,973        510,193        480,817
      Installment. . . . . . . . . . . . . . . . . . . . .       152,099        158,515        157,737
                                                             -----------    -----------    -----------
            Total loans                                          799,661        807,653        774,001
      Less:  Allowance for possible loan losses. . . . .  .       16,865         16,607         16,155
                                                             -----------    -----------    -----------
            Net loans                                            782,796        791,046        757,846
Premises and equipment . . . . . . . . . . . . . . . . . .        19,481         20,335         20,015
Accrued income . . . . . . . . . . . . . . . . . . . . . .        14,883         14,419         16,526
Other assets . . . . . . . . . . . . . . . . . . . . . . .        14,340         12,584         13,279
                                                             -----------    -----------    -----------
            TOTAL ASSETS                                     $ 1,705,212    $ 1,698,774    $ 1,728,527
                                                             ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Noninterest bearing. . . . . . . . . . . . . . . . .   $   213,856    $   226,965    $   214,382
      Interest bearing . . . . . . . . . . . . . . . . . .     1,223,193      1,202,950      1,256,581
                                                             -----------    -----------    -----------
            Total deposits                                     1,437,049      1,429,915      1,470,963
Short-term borrowings:
      Treasury tax and loan notes payable to the U.S.
         Treasury  . . . . . . . . . . . . . . . . . . . .        11,378          9,458          8,005
      Securities sold under agreements to repurchase . . .        22,106         27,875         24,236
                                                             -----------    -----------    -----------
                                                                  33,484         37,333         32,241

Interest payable and other liabilities . . . . . . . . . .        17,200         14,257         17,025
Long-term debt . . . . . . . . . . . . . . . . . . . . . .         9,000         10,000         12,000
                                                             -----------    -----------    -----------
            Total liabilities                                  1,496,733      1,491,505      1,532,229
Shareholders' equity:
      Common stock, $10 par value:
        Authorized - 15,000,000 shares
        Issued - 10,228,394 shares, 10,209,790 shares,
          and 9,716,569 shares, respectively . . . . . . .       102,284        102,098         97,166
      Surplus. . . . . . . . . . . . . . . . . . . . . . .        69,702         69,616         57,013
      Retained earnings. . . . . . . . . . . . . . . . . .        39,115         35,737         42,714
      Unrealized net loss on securities available
        for sale . . . . . . . . . . . . . . . . . . . . .        (2,622)          (182)          (595)
                                                             -----------    -----------    -----------
            Total shareholders' equity                           208,479        207,269        196,298
                                                             -----------    -----------    -----------
            TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                             $ 1,705,212    $ 1,698,774     $1,728,527
                                                             ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows (Unaudited)
                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31
                                                                          ----------------------------
                                                                             1997              1996
                                                                          ---------          ---------
                                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                        $     5,526        $     4,993
      Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                             329                268
          Origination of loans held for sale                                 (4,379)            (2,510)
          Proceeds from sales of loans                                        4,426              2,543
          Gains on sales of loans                                               (34)               (33)
          Gain on sale of branch office building                               (256)
          Provision for depreciation and amortization                           771                805
          Net amortization of investment securities                             532                859
          Net increase in accrued income and other assets                      (903)              (834)
          Net increase in interest payable and other liabilities              3,149              3,123
                                                                        -----------        -----------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                        9,161              9,214
                                                                        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net (increase) decrease in interest-bearing deposits with
         unaffiliated banks                                                     136                 (3)
      Proceeds from maturities of securities held to maturity                51,255             50,656
      Purchases of securities held to maturity                              (41,590)            (7,099)
      Proceeds from maturities of securities available for sale              47,042             25,063
      Purchases of securities available for sale                            (81,111)           (73,536)
      Net (increase) decrease in loans                                        7,763            (13,524)
      Proceeds from sale of branch office building                              900
      Purchases of premises and equipment                                      (420)              (232)
                                                                        -----------        -----------
             NET CASH USED FOR
                 INVESTING ACTIVITIES                                       (16,025)           (18,675)
                                                                        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in demand deposits, NOW accounts and
        savings accounts                                                      3,279                826
      Net increase in certificates of deposit and other time
        deposits                                                              3,855             20,336


      Net increase in repurchase agreements and other short-term
        borrowings                                                           (3,849)            (2,982)
      Principal payments on long-term debt                                   (1,000)               (80)
      Cash dividends                                                         (2,148)            (1,944)
      Proceeds from stock purchase plan                                          59                 62
      Proceeds from exercise of stock options                                   146                 78
      Repurchases of common stock                                              (139)
                                                                        -----------        -----------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                          203             16,296
                                                                        -----------        -----------

             NET INCREASE (DECREASE) IN CASH AND
                CASH EQUIVALENTS                                             (6,661)             6,835
             Cash and cash equivalents at beginning of year                 203,717            175,917
                                                                        -----------        -----------
             CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   197,056        $   182,752
                                                                        ===========        ===========

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
  Interest paid on deposits, short-term borrowings and long-term debt   $    11,342        $    11,621
  Federal income taxes paid                                                       -                  -

--------------------------------------------------------------------------------

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1997



NOTE A:  BASIS OF PRESENTATION    The accompanying unaudited
consolidated financial statements of Chemical Financial Corporation (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1996.

PER SHARE AMOUNTS

Primary net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist of net shares issuable under stock options outstanding. Fully diluted net income per share has not been presented on the basis that the difference between primary and fully diluted earnings per share is not material. The weighted average number of common shares used to compute earnings per share for the three months ended March 31, 1997 and 1996 were 10,341,000 and 10,357,000, respectively.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Corporation will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 is expected to result in an increase in primary earnings per share for the quarter ended March 31, 1997 and March
31, 1996 of $.01 per share in each quarter. Statement No. 128 is not expected to impact the calculation of fully diluted earnings per share for these quarters.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1997



NOTE B:  LOANS AND NONPERFORMING ASSETS    The following summarizes
loans and nonperforming assets at the dates indicated (in thousands of dollars):

                                              MARCH 31   DECEMBER 31   MARCH 31
                                                1997        1996         1996
                                              --------   -----------   --------
LOANS:
       Commercial and agricultural . . . .   $108,733    $ 114,154    $ 117,897
       Real estate construction. . . . . .     24,856       24,791       17,550
       Real estate mortgage. . . . . . . .    513,973      510,193      480,817
       Installment . . . . . . . . . . . .    152,099      158,515      157,737
                                             --------    ---------    ---------
       Total Loans . . . . . . . . . . . .   $799,661    $ 807,653    $ 774,001
                                             ========    =========    =========

NONPERFORMING ASSETS:
       Nonaccrual loans. . . . . . . . . .   $  1,585    $   1,341    $   1,672
       Loans 90 days or more past due and
         still accruing interest . . . . .        337          539          562
       Restructured loans. . . . . . . . .                                   67
                                             --------    ---------    ---------
       Total nonperforming loans . . . . .      1,922        1,880        2,301
                                             --------    ---------    ---------
       Other real estate owned <F1>. . . .        830          688          884
                                             --------    ---------    ---------
       Total nonperforming assets. . . . .   $  2,752    $   2,568    $   3,185
                                             ========    =========    =========

<F1> Other real estate owned includes properties acquired through foreclosure and by acceptance of a deed in lieu of foreclosure, and other property held for sale. The majority of the properties have been sold, with some financed at below market terms.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1997

NOTE C:  ALLOWANCE FOR POSSIBLE LOAN LOSSES    The following summarizes
the changes in the allowance for loan losses (in thousands of dollars):

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                        ---------------------
                                                           1997        1996
                                                        ---------   ---------
ALLOWANCE FOR POSSIBLE LOAN LOSSES
Balance as of January 1. . . . . . . . . . . . . . .     $ 16,607   $ 15,886
Provision for loan losses. . . . . . . . . . . . . .          329        268

Gross loans charged-off. . . . . . . . . . . . . . .         (172)       (60)
Gross recoveries of loans previously charged-off . .          101         61
                                                         --------   --------
Net loans (charged-off) recovered. . . . . . . . . .          (71)         1
                                                         --------   --------

Balance at March 31. . . . . . . . . . . . . . . . .     $ 16,865   $ 16,155
                                                         ========   ========

NOTE D:  ACQUISITIONS

Chemical completed its acquisition of State Savings Bancorp, Inc., in Caro, Michigan ("SSBI") on May 1, 1996. Chemical issued 525,000 shares of Chemical common stock in exchange for all of the outstanding shares of SSBI. The transaction was accounted for by the pooling of interests method of accounting as of May 1, 1996. As of May 1, 1996, SSBI had total assets of approximately $65 million.

On December 31, 1996, the Corporation acquired Arbury & Stephenson, Inc., an insurance agency headquartered in Midland, Michigan. The merger was effected through an exchange of shares of the Corporation's common stock.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

SUMMARY

The Corporation's net income was $5,526,000 in the first quarter of 1997, as compared to net income of $4,993,000 during the first quarter of 1996. Earnings per share in the first quarter of 1997 was $.53, compared to earnings per share in the first quarter of 1996 of $.48.

Return on average assets in the first quarter of 1997 was 1.33%, compared to a return on average assets of 1.19% during the first quarter of 1996. Return on average equity for the three months ended March 31, 1997 and March 31, 1996, was 10.6% and 10.3%, respectively.

Total assets were $1.705 billion as of March 31, 1997, compared to $1.699 billion as of December 31, 1996, and $1.729 billion as of March 31, 1996.

Total loans increased $25.7 million, or 3.3%, from March 31, 1996, to $799.7 million as of March 31, 1997. Total loans decreased $8.0 million, or 1.0%, from December 31, 1996, to March 31, 1997. The increase in total loans from March 31, 1996 to March 31, 1997 was attributable to increases in real estate construction and mortgage loans.

Shareholders' equity increased $12.2 million, or 6.2%, from March 31, 1996, to $208.5 million as of March 31, 1997, or $20.38 per share, representing 12.2% of total assets.


RESULTS OF OPERATIONS

NET INTEREST INCOME

The Corporation's net interest income for the first quarter of 1997 was $16.74 million, a $.65 million, or 4.0%, increase over the $16.09 million recorded in the first quarter of 1996. The increase in net interest income was due primarily to a growth in loans and an increase in the yield on investment securities. Average loans increased 4.4% in the first quarter of 1997, compared to the first quarter of 1996. Changes in the average interest rates earned and paid on the Corporation's earnings assets and interest-bearing liabilities accounted for approximately one-half of the increase in net interest income during the first quarter of 1997, with the majority of the increase attributable to the increase in the yield on the investment securities portfolio. For the first quarter of 1997, the net interest margin was 4.39%, compared to 4.17% in the first quarter of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OTHER INCOME

Other income increased $296,000, or 9.9%, in the first quarter of 1997 as compared to the first quarter of 1996. The Corporation's trust department income increased $67,000, or 10.1%, due to increased services provided. Other charges and fees for customer services increased $97,000, or 13.3%, in the first quarter of 1997, compared to the first quarter of 1996. The majority of this increase was due to increased mutual fund sales, annuity sales and insurance commissions. The Corporation, through a subsidiary of its lead affiliate bank, expanded the array of mutual funds offered and began offering annuity investment products to customers during the second half of 1996. In addition, beginning in January 1997, the Corporation began selling title, property and casualty insurance products through subsidiaries of its lead affiliate bank. The Corporation also realized a gain of $256,000 from the sale of a branch office building during the first quarter of 1997. This gain was recorded in the "Other" category of other income.

The Corporation realized gains on the sale of residential mortgage loans in the secondary market of $34,000 and $33,000 during the first quarter of 1997 and 1996, respectively.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses reflects management's judgment of changing economic conditions, as well as increases and other changes in the subsidiary banks' loan portfolios. It is management's policy to control loan quality through a carefully structured review of loan requests. In assessing the adequacy of the allowance for possible loan losses (the "Allowance"), management believes that its historical experience confirms, in principle, its judgment in what is essentially a subjective decision. Based upon historical experience and a constant evaluation of present and potential risks in the loan portfolios, management believes that the Allowance is adequate.
During the three months ended March 31, 1997, the Corporation added $329,000 to the Allowance through the provision for possible loan losses, compared to $268,000 during the first three months of 1996. During the first three months of 1997, the Corporation experienced net loan charge offs of $71,000, compared to net loan recoveries during the first three months of 1996 of $1,000.

OPERATING EXPENSES

Total operating expenses increased $81,000, or .7%, in the first quarter of 1997, compared to the first quarter of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Salaries, wages and employee benefits increased 1.4% in the first quarter of 1997 over the first quarter of 1996. The remaining categories of operating expenses; occupancy, equipment and other expenses, were basically unchanged in the first quarter of 1997 compared to the first quarter of 1996. These three categories totaled $4,619,000 in the first quarter of 1997, compared to $4,634,000 in the first quarter of 1996.

INCOME TAX EXPENSE

The Corporation's effective federal income tax rate was 32.9% and 32.8% during the three months ended March 31, 1997, and March 31, 1996, respectively. The effective federal income tax rate is a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses.

BALANCE SHEET CHANGES

ASSET AND DEPOSIT CHANGES

Total assets increased $6.4 million, or .4%, from December 31, 1996, and decreased $23 million, or 1.3%, from March 31, 1996, to $1.705 billion as of March 31, 1997. Total deposits increased $7.1 million, or .5%, from December 31, 1996, and decreased $34 million, or 2.3%, from March 31, 1996 to $1.437 billion as of March 31, 1997.

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

Total loans as of March 31, 1997 were $799.7 million, as compared to $774 million as of March 31, 1996 and $807.7 million as of December 31, 1996. The increase in total loans from March 31, 1996 to March 31, 1997, of $25.7 million was attributable to an increase in real estate construction and mortgage loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Real estate construction and mortgage loans increased $40.5 million, or 8.1%, from March 31, 1996, and $3.8 million, or .7%, from December 31, 1996, to $538.8 million as of March 31, 1997. Real estate construction and mortgage loans represented 67.4%, 66.3% and 64.4% of the Corporation's loan portfolio as of March 31, 1997, December 31, 1996 and March 31, 1996, respectively.

Commercial and agricultural loans decreased $9.2 million, or 7.8%, from March 31, 1996, and $5.4 million, or 4.7%, from December 31, 1996, to $108.7 million as of March 31, 1997. The decreases resulted from increased competition for these types of loans and the lack of an increased demand for these types of loans in the Corporation's market areas. Commercial and agricultural loans represented 13.6%, 14.1% and 15.2% of the Corporation's loan portfolio as of March 31, 1997, December 31, 1996, and March 31, 1996, respectively.

Installment loans decreased $5.6 million, or 3.6%, from March 31, 1996, and $6.4 million, or 4.0%, from December 31, 1996, to $152.1 million as of March 31, 1997, and represented 19.0%, 19.6% and 20.4% of total loans as of March 31, 1997, December 31, 1996, and March 31, 1996, respectively.

The Corporation's total loan to deposit ratio as of March 31, 1997, December 31, 1996 and March 31, 1996, was 55.6%, 56.5% and 52.6%,
respectively.

The Corporation traditionally has had a conservative loan underwriting policy. This is evidenced by its historically low loan losses and low ratio of nonperforming loans to total loans. For the three-month period ended March 31, 1997, the Corporation experienced net loan charge-offs of $71,000. The Corporation reported net loan recoveries of $1,000 during the three-month period ended March 31, 1996.

Nonperforming loans consist of loans which are past due for principal or interest payments by ninety days or more and still accruing interest, loans for which the accrual of interest has been discontinued and other loans which have been renegotiated to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $1.9 million as of March 31, 1997, $1.9 million as of December 31, 1996, and $2.3 million as of March 31, 1996, and represented .24%, .23% and .30% of total loans as of these dates, respectively.

The allowance for possible loan losses at March 31, 1997, was $16,865,000 and represented 2.11% of total loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
LIQUIDITY
The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demands and deposit withdrawals. The banking subsidiaries' primary liquidity sources consist of investment securities, those maturing within one year and those classified as available for sale, maturing loans and federal funds sold. As of March 31, 1997, the Corporation's investment securities portfolio had an average life of less than two years. In addition, at March 31, 1997, the Corporation held only $3.3 million in mortgage-backed securities, which represented less than one percent of the investment securities portfolio, and had no other derivatives or any investments in instruments considered "junk bonds."

CAPITAL RESOURCES
As of March 31, 1997, shareholders' equity was $208.5 million, compared to $207.3 million as of December 31, 1996, and $196.3 million as of March 31, 1996, resulting in an increase of $12.2 million, or 6.2% from March 31, 1996. Shareholders' equity as a percentage of total assets was 12.2% as of March 31, 1997 and December 31, 1996, and 11.4% as of March 31, 1996. Total equity included an after-tax unrealized net loss of $2.6 million as of March 31, 1997, $182,000 as of December 31, 1996 and $595,000 as of March 31, 1996, on
available for sale investment securities, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

A statement of changes in shareholders' equity covering the three-month periods ended March 31, 1997, and March 31, 1996, follows:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                          ---------------------
                                                             1997        1996
                                                          ---------   ---------
Total shareholders' equity as of January 1,               $ 207,269   $ 194,902
  Net income                                                  5,526       4,993
  Dividends                                                  (2,148)     (1,944)
  Shares issued upon exercise of employee stock options         146          78
  Shares issued from director stock purchase plan               265         239
  Repurchases of common stock                                  (139)
  Change in unrealized gains and losses on
    available for sale securities                            (2,440)     (1,970)
                                                          ---------   ---------
Total shareholders' equity as of end of period            $ 208,479   $ 196,298
                                                          =========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table represents the Corporation's regulatory capital ratios as of March 31, 1997:

                                                            TIER 1      TOTAL
                                                          RISK-BASED  RISK-BASED
                                                LEVERAGE    CAPITAL     CAPITAL
                                                --------  ----------  ----------
Chemical Financial Corporation - actual ratio     12.3%     30.3%       31.5%
Regulatory Minimum Ratio                           3.0       4.0         8.0
Ratio considered "well capitalized" by
  regulatory agencies                              5.0       6.0        10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at March 31, 1997, are high due to the Corporation holding $625 million in investment securities and other assets which are assigned a 0% risk rating, $249 million in assets which are assigned a 20% risk rating and $435 million in residential real estate mortgages and other assets which are assigned a 50% risk rating.
These three risk ratings (i.e., 0%, 20% and 50%) represent 75% of the Corporation's total risk-based assets (including off-balance sheet items) as of March 31, 1997.

OTHER

The Corporation paid a 5% stock dividend on December 30, 1996. All per share amounts have been adjusted for this stock dividend.

There are currently no known trends, events or uncertainties that management believes may be reasonably expected to have a material effect on the Corporation's liquidity, capital resources or financial performance.

                     PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The following documents are filed as exhibits to this report on Form 10-Q:

      EXHIBIT
      NUMBER                  DOCUMENT

       3.1 RESTATED ARTICLES OF INCORPORATION. Previously filed as Exhibit 3 to the Registrant's Quarterly
                 Report on Form 10-Q for the quarter ended June 30, 1995. Here incorporated by reference.

       3.2       BYLAWS.  Previously filed as Exhibit 4(b) to the
                 Registrant's S-8 Registration Statement No. 33-47356 filed with the Commission on April 28, 1992. Here incorporated by reference.

        11       STATEMENT RE COMPUTATION OF PER SHARE EARNINGS.

        27       FINANCIAL DATA SCHEDULE.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CHEMICAL FINANCIAL CORPORATION


Date:  May 14, 1997               By /S/ALOYSIUS J. OLIVER
                                     Aloysius J. Oliver
                                     Chief Executive Officer and President
                                     (Principal Executive Officer)


Date:  May 14, 1997               By /S/LORI A. GWIZDALA
                                     Lori A. Gwizdala
                                     Senior Vice President, Chief Financial
                                       Officer and Treasurer
                                     (Principal Financial and Accounting
                                       Officer)

                            EXHIBIT INDEX



EXHIBIT
NUMBER                        DOCUMENT


  3.1     RESTATED ARTICLES OF INCORPORATION.  Previously filed as
          Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995. Here incorporated by reference.

  3.2     BYLAWS.  Previously filed as Exhibit 4(b) to the
          Registrant's S-8 Registration Statement No. 33-47356 filed with the Commission on April 28, 1992. Here incorporated by reference.

   11     STATEMENT RE COMPUTATION OF PER SHARE EARNINGS.

   27     FINANCIAL DATA SCHEDULE.