Form 10-Q
period 1997-06-30
CHEMICAL FINANCIAL CORP
filed 1997-08-08
CIK 19612

=============================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

-----------------------------------------------------------------------------

(MARK ONE)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997, OR

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


The number of shares outstanding of the Registrant's Common Stock, $10 par value, as of July 15, 1997, was 10,228,991 shares.

=============================================================================

                                   INDEX

                      CHEMICAL FINANCIAL CORPORATION
                                 FORM 10-Q


PART I.   FINANCIAL INFORMATION                                        PAGE

Item 1.   Consolidated Financial Statements (unaudited, except
          Consolidated Statement of Financial Position as of
          December 31, 1996)

            Consolidated Statement of Income for the Three and Six
              Months Ended June 30, 1997 and June 30, 1996               3

            Consolidated Statement of Financial Position as of June
              30, 1997, December 31, 1996 and June 30, 1996              4

            Consolidated Statement of Cash Flows for the Six Months
              Ended June 30, 1997 and June 30, 1996                      5

            Notes to Consolidated Financial Statements                 6-8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         8-15



PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders           16

Item 6.   Exhibits and Reports on Form 8-K                              16




SIGNATURES                                                              18

                     PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Income (Unaudited)

                                                   QUARTER ENDED            SIX MONTHS ENDED
                                                      JUNE 30                    JUNE 30
                                                 ------------------       --------------------
                                                  1997        1996         1997          1996
                                                 ------      ------       ------        ------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME

Interest and fees on loans . . . . . . . . .    $ 17,259   $  16,743    $  33,993    $   33,113
Interest on investment securities:
   Taxable . . . . . . . . . . . . . . . . .      10,058       9,916       19,704        19,539
   Tax-exempt. . . . . . . . . . . . . . . .         541         552        1,082         1,139
                                                --------   ---------    ---------    ----------
                TOTAL INTEREST ON SECURITIES      10,599      10,468       20,786        20,678
Interest on federal funds sold . . . . . . .       1,225         984        2,477         2,269
Interest on deposits with unaffiliated banks          13          46           33            96
                                                --------   ---------    ---------    ----------
                       TOTAL INTEREST INCOME      29,096      28,241       57,289        56,156
INTEREST EXPENSE
Interest on deposits . . . . . . . . . . . .      11,404      11,105       22,381        22,406
Interest on short-term borrowings. . . . . .         302         233          634           561
Interest on long-term debt . . . . . . . . .         144         186          292           384
                                                --------   ---------    ---------    ----------
                      TOTAL INTEREST EXPENSE      11,850      11,524       23,307        23,351
                                                --------   ---------    ---------    ----------
                         NET INTEREST INCOME      17,246      16,717       33,982        32,805
Provision for possible loan losses . . . . .         219         270          548           538
                                                --------   ---------    ---------    ----------
NET INTEREST INCOME After Provision for
   Possible Loan Losses. . . . . . . . . . .      17,027      16,447       33,434        32,267
OTHER INCOME
Trust department income. . . . . . . . . . .         851         813        1,579         1,474
Service charges on deposit accounts. . . . .       1,338       1,365        2,632         2,678
Other charges and fees for customer services         871         614        1,698         1,344
Gains on sales of loans. . . . . . . . . . .          45          29           79            62
Investment securities gains. . . . . . . . .                      14                         14
Other. . . . . . . . . . . . . . . . . . . .         147         413          556           672
                                                --------   ---------    ---------    ----------
                          TOTAL OTHER INCOME       3,252       3,248        6,544         6,244


OPERATING EXPENSES
Salaries, wages and employee benefits              6,962       6,871       13,807        13,620
Occupancy expense. . . . . . . . . . . . . .       1,182       1,128        2,419         2,337
Equipment expense. . . . . . . . . . . . . .         848         786        1,596         1,564
Other. . . . . . . . . . . . . . . . . . . .       2,958       3,075        5,592         5,722
                                                --------   ---------    ---------    ----------
                    TOTAL OPERATING EXPENSES      11,950      11,860       23,414        23,243
                                                --------   ---------    ---------    ----------
INCOME BEFORE INCOME TAXES . . . . . . . . .       8,329       7,835       16,564        15,268
Federal income taxes . . . . . . . . . . . .       2,705       2,672        5,414         5,112
                                                --------   ---------    ---------    ----------
                                  NET INCOME    $  5,624   $   5,163    $  11,150    $   10,156
                                                ========   =========    =========    ==========

NET INCOME PER COMMON SHARE. . . . . . . . .    $    .55   $     .50    $    1.08    $      .98
                                                ========   =========    =========    ==========
Cash dividends per common share. . . . . . .    $    .21   $     .19    $     .42    $      .38
                                                ========   =========    =========    ==========

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Financial Position

                                                                   JUNE 30,   DECEMBER 31,     JUNE 30,
                                                                    1997          1996          1996
                                                                 -----------  ------------   ----------
                                                                 (UNAUDITED)                 (UNAUDITED)
                                                                              (IN THOUSANDS)
ASSETS
Cash and demand deposits due from banks                           $  107,287   $   89,517    $   81,092
Federal funds sold . . . . . . . . . . . . . .                        84,850      114,200        73,200
Interest-bearing deposits with unaffiliated banks.                                  1,134           988
Investment securities:
      Held to maturity (market value $275,557 at 6/30/97,
        $215,494 at 12/31/96, $278,720 at 6/30/96)                   274,230      213,752       277,570
      Available for sale (at market value)                           454,236      441,787       431,206
                                                                  ----------   ----------    ----------
            Total investment securities                              728,466      655,539       708,776
Loans:
      Commercial and agricultural. . . . . . .                       104,975      114,154       111,543
      Real estate construction . . . . . . . .                        25,097       24,791        19,687
      Real estate mortgage . . . . . . . . . .                       523,327      510,193       502,952
      Installment. . . . . . . . . . . . . . .                       160,992      158,515       160,311
                                                                  ----------   ----------    ----------
            Total loans                                              814,391      807,653       794,493
      Less:  Allowance for possible loan losses                       17,081       16,607        16,260
                                                                  ----------   ----------    ----------
            Net loans                                                797,310      791,046       778,233
Premises and equipment . . . . . . . . . . . .                        19,269       20,335        19,722
Accrued income . . . . . . . . . . . . . . . .                        14,672       14,419        15,436
Other assets . . . . . . . . . . . . . . . . .                        13,002       12,584        13,853
                                                                  ----------   ----------    ----------
            TOTAL ASSETS                                          $1,764,856   $1,698,774    $1,691,300
                                                                  ==========   ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Noninterest bearing. . . . . . . . . . .                    $  227,665   $  226,965    $  209,318
      Interest bearing . . . . . . . . . . . .                     1,260,547    1,202,950     1,223,667
                                                                  ----------   ----------    ----------
            Total deposits                                         1,488,212    1,429,915     1,432,985
Short-term borrowings:
      Treasury tax and loan notes payable to the U.S. Treasury        11,941        9,458        11,171
      Securities sold under agreements to repurchase                  26,280       27,875        23,378
                                                                  ----------   ----------    ----------
                                                                      38,221       37,333        34,549


Interest payable and other liabilities                                15,558       14,257        15,187
Long-term debt . . . . . . . . . . . . . . . .                         9,000       10,000        10,000
                                                                  ----------   ----------    ----------
            Total liabilities                                      1,550,991    1,491,505     1,492,721
Shareholders' equity:
      Common stock, $10 par value:
        Authorized - 15,000,000 shares
        Issued - 10,227,094 shares, 10,209,790 shares,
          and 9,722,574 shares, respectively                         102,271      102,098        97,226
      Surplus. . . . . . . . . . . . . . . . .                        69,599       69,616        57,005
      Retained earnings. . . . . . . . . . . .                        42,591       35,737        45,934
      Unrealized net loss on securities available for sale              (596)        (182)       (1,586)
                                                                  ----------   ----------    ----------
                  Total shareholders' equity                         213,865      207,269       198,579
                                                                  ----------   ----------    ----------
            TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                                  $1,764,856   $1,698,774    $1,691,300
                                                                  ==========   ==========    ==========

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows (Unaudited)

                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                    --------------------
                                                                                     1997          1996
                                                                                    ------        ------
                                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                  $   11,150   $   10,156
      Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                      548          538
          Origination of loans held for sale                                         (11,437)      (5,772)
          Proceeds from sales of loans                                                11,516        5,858
          Gains on sales of loans                                                        (79)         (62)
          Investment securities gains                                                                 (14)
          Gain on sale of branch office building                                        (256)
          Provision for depreciation and amortization                                  1,563        1,581
          Net amortization of investment securities                                      994        1,595
          Net (increase) decrease in accrued income and other assets                    (467)         362
          Net increase in interest payable and other liabilities                       1,439        1,221
                                                                                  ----------   ----------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                                14,971       15,463
                                                                                  ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net decrease in interest-bearing deposits with unaffiliated banks                1,134        1,993
      Proceeds from maturities of securities held to maturity                         81,929      100,057
      Purchases of securities held to maturity                                      (142,699)      (7,803)
      Proceeds from maturities of securities available for sale                       81,659       44,838
      Proceeds from sales of securities available for sale                                            522
      Purchases of securities available for sale                                     (95,447)    (118,427)
      Net increase in loans                                                           (7,075)     (34,478)
      Proceeds from sale of branch office building                                       900
      Purchases of premises and equipment                                               (859)        (589)
                                                                                  ----------   ----------
             NET CASH USED FOR INVESTING ACTIVITIES                                  (80,458)     (13,887)
                                                                                  ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase (decrease) in demand deposits, NOW accounts and
        savings accounts                                                              47,045       (3,388)
      Net increase (decrease) in certificates of deposit and other time
        deposits                                                                      11,252      (13,428)


      Net increase (decrease) in repurchase agreements and other short-term
        borrowings                                                                       888         (674)
      Principal payments on long-term debt                                            (1,000)      (2,080)
      Cash dividends                                                                  (4,296)      (3,887)
      Proceeds from stock purchase plan                                                  127          126
      Proceeds from exercise of stock options                                            163          130
      Purchases of common stock                                                         (272)
                                                                                  ----------   ----------
             NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                     53,907      (23,201)
                                                                                  ----------   ----------

             NET DECREASE IN CASH AND
                CASH EQUIVALENTS                                                     (11,580)     (21,625)
             Cash and cash equivalents at beginning of year                          203,717      175,917
                                                                                  ----------   ----------
             CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  192,137   $  154,292
                                                                                  ==========   ==========

See accompanying notes to consolidated financial statements.
-------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
      Interest paid on deposits, short-term borrowings and long-term debt         $   23,244   $   23,914
      Federal income taxes paid                                                        5,710        5,165
-------------------------------------------------------------------------

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1997



NOTE A:  BASIS OF PRESENTATION    The accompanying unaudited
consolidated financial statements of Chemical Financial Corporation
("the Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1996.

PER SHARE AMOUNTS

Primary net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist of net shares issuable under stock options outstanding. Fully diluted net income per share has not been presented on the basis that the difference between primary and fully diluted earnings per share is not material. The weighted average number of common shares used to compute earnings per share was 10,341,000 during the second quarter and 10,342,000 during the first six months of 1997, as compared to 10,360,000 during the second quarter and 10,358,000 during the first six months of 1996.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Corporation will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Statement No. 128 is not expected to have a material effect on primary or fully diluted earnings per share for the periods presented.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1997



NOTE B:  LOANS AND NONPERFORMING ASSETS    The following summarizes
loans and nonperforming assets at the dates indicated (in thousands of dollars):

                                               JUNE 30   DECEMBER 31    JUNE 30
                                                1997        1996         1996
                                               ------    -----------    -------
LOANS:
       Commercial and agricultural . . . .   $  104,975   $ 114,154   $ 111,543
       Real estate construction. . . . . .       25,097      24,791      19,687
       Real estate mortgage. . . . . . . .      523,327     510,193     502,952
       Installment . . . . . . . . . . . .      160,992     158,515     160,311
                                             ----------   ---------   ---------
       Total Loans . . . . . . . . . . . .   $  814,391   $ 807,653   $ 794,493
                                             ==========   =========   =========

NONPERFORMING ASSETS:
       Nonaccrual loans. . . . . . . . . .   $    1,689   $   1,341   $   1,340
       Loans 90 days or more past due and
         still accruing interest . . . . .          956         539         955
                                             ----------   ---------   ---------
       Total nonperforming loans . . . . .        2,645       1,880       2,295
       Other real estate owned <F1>. . . .          774         688       1,027
                                             ----------   ---------   ---------
       Total nonperforming assets. . . . .   $    3,419   $   2,568   $   3,322
                                             ==========   =========   =========

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

NOTE C:  ALLOWANCE FOR POSSIBLE LOAN LOSSES    The following
summarizes the changes in the allowance for loan losses (in thousands of dollars):

                                                              SIX MONTHS
                                                             ENDED JUNE 30
                                                          ------------------
                                                           1997        1996
                                                          ------      ------
ALLOWANCES FOR POSSIBLE LOAN LOSSES
Balance as of January 1. . . . . . . . . . . . . . .    $  16,607   $  15,886
Provision for loan losses. . . . . . . . . . . . . .          548         538

Gross loans charged-off. . . . . . . . . . . . . . .         (272)       (286)
Gross recoveries of loans previously charged-off . .          198         122
                                                        ---------   ---------
Net loans charged-off. . . . . . . . . . . . . . . .          (74)       (164)
                                                        ---------   ---------
Balance at June 30 . . . . . . . . . . . . . . . . .    $  17,081   $  16,260
                                                        =========   =========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SUMMARY

The Corporation's net income was $5,624,000 in the second quarter of 1997, as compared to net income of $5,163,000 during the second quarter of 1996. Earnings per share in the second quarter of 1997 were $.55, compared to earnings per share in the second quarter of 1996 of $.50.

Return on average assets in the second quarter of 1997 was 1.32%, compared to a return on average assets of 1.23% during the second quarter of 1996. Return on average equity for the three months ended June 30, 1997 and June 30, 1996, was 10.6% and 10.3%, respectively.

The Corporation's net income was $11,150,000 for the first six months of 1997, compared to net income of $10,156,000 during the first six months of 1996. Earnings per share for the six months ended June 30, 1997 were $1.08, compared to earnings per share for the first six months of 1996 of $.98.

Return on average assets for the first six months of 1997 was 1.32%, compared to a return on average assets of 1.21% for the first six months of 1996. Return on average equity for the six month periods ended June 30, 1997 and June 30, 1996 was 10.6% and 10.3%, respectively.

Total assets were $1.765 billion as of June 30, 1997, compared to $1.699 billion as of December 31, 1996, and $1.691 billion as of June 30, 1996.

Total loans increased $19.9 million, or 2.5%, from June 30, 1996, to $814.4 million as of June 30, 1997. Total loans increased $6.7 million, or .8%, from December 31, 1996, to June 30, 1997. The increase in total loans from June 30, 1996 to June 30, 1997 was attributable to increases in real estate construction and mortgage loans.

Shareholders' equity increased $15.3 million, or 7.7%, from June 30, 1996, to $213.9 million as of June 30, 1997, or $20.91 per share, representing 12.1% of total assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

NET INTEREST INCOME

The Corporation's net interest income for the second quarter of 1997 was $17.25 million, a $.53 million, or 3.2%, increase over the $16.72 million recorded in the second quarter of 1996. The increase in net interest income was due primarily to growth in loans and an increase in the average yield of the investment securities portfolio. Average loans increased 3.0% in the second quarter of 1997, compared to the second quarter of 1996. For the second quarter of 1997, the net interest margin was 4.39%, compared to 4.32% in the second quarter of 1996.

Net interest income increased $1,177,000, or 3.6%, during the first six months of 1997 as compared to the first six months of 1996. The net interest margin increased to 4.39% during the first six months of 1997 from 4.25% during the first six months of 1996.

OTHER INCOME

Other income increased $4,000, or .1%, in the second quarter of 1997 as compared to the second quarter of 1996 and $300,000, or 4.8%, in the first six months of 1997 as compared to the first six months of 1996. Other charges and fees for customer services increased $257,000, or 41.9%, in the second quarter of 1997, compared to the second quarter of 1996 and $354,000, or 26.3%, in the first six months of 1997, compared to the first six months of 1996. The increase in other charges and fees in the second quarter and first six months of 1997 was due to increased mutual fund sales, annuity sales and insurance commissions. The Corporation, through a subsidiary of its lead affiliate bank, expanded the array of mutual funds offered and began offering annuity investment products to customers during the second half of 1996. In addition, beginning in January 1997, the Corporation began selling title, property and casualty insurance products through subsidiaries of its lead affiliate bank. The Corporation also realized a gain of $256,000 from the sale of a branch office building during the first quarter of 1997. In the second quarter of 1996, the Corporation realized a gain of $150,000 as a termination fee when the credit card portfolio, which it sold in 1995, was sold by the original purchaser to another credit card provider. These gains were recorded in the "Other" category of other income.

The Corporation realized gains on the sale of residential mortgage loans in the secondary market of $45,000 and $29,000 during the second quarter of 1997 and 1996, respectively. Total gains realized on the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

sale of residential mortgage loans in the secondary market during the first six months of 1997 and 1996 were $79,000 and $62,000, respectively.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses reflects management's judgment of changing economic conditions, as well as increases and other changes in the subsidiary banks' loan portfolios. It is management's policy to control loan quality through a carefully structured review of loan requests. In assessing the adequacy of the allowance for possible loan losses (the "Allowance"), management believes that its historical experience confirms, in principle, its judgment in what is essentially a subjective decision. Based upon historical experience and a constant evaluation of present and potential risks in the loan portfolios, management believes that the Allowance is adequate.
During the three and six months ended June 30, 1997, the Corporation added $219,000 and $548,000, respectively, to the Allowance through the provision for possible loan losses, as compared to $270,000 and $538,000, respectively, during these same periods in 1996. Net loan charge-offs during the three- and six-month periods ended June 30, 1997 were $3,000 and $74,000, respectively, compared to net charge-offs of $165,000 and $164,000, respectively, during these same periods in 1996.

OPERATING EXPENSES

Total operating expenses increased $90,000, or .8%, in the second quarter of 1997, compared to the second quarter of 1996.

Salaries, wages and employee benefits increased $91,000, or 1.3%, in the second quarter of 1997 over the second quarter of 1996. The remaining categories of operating expenses, occupancy, equipment and other expenses, were basically unchanged in the second quarter of 1997 compared to the second quarter of 1996. These three categories totaled $4,988,000 in the second quarter of 1997, compared to $4,989,000 in the second quarter of 1996.

Total operating expenses increased $171,000, or .7%, in the first six months of 1997, compared to the first six months of 1996.

INCOME TAX EXPENSE

The Corporation's effective federal income tax rate was 32.5% and 32.7%, respectively, during the three and six months ended June 30, 1997, compared to 34.1% and 33.5%, respectively, during these same

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

periods in 1996. The effective federal income tax rate is a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses.

BALANCE SHEET CHANGES

ASSET AND DEPOSIT CHANGES

Total assets increased $66.1 million, or 3.9%, from December 31, 1996, and increased $73.6 million, or 4.3%, from June 30, 1996, to $1.765 billion as of June 30, 1997. Total deposits increased $58.3 million, or 4.1%, from December 31, 1996, and increased $55.2 million, or 3.9%, from June 30, 1996, to $1.488 billion as of June 30, 1997. The increases in both assets and deposits were primarily attributable to a transfer of Trust Department assets out of a non-affiliated financial services organization into deposits in the Corporation's lead subsidiary bank in June 1997.

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

Total loans as of June 30, 1997 were $814.4 million, as compared to $794.5 million as of June 30, 1996 and $807.7 million as of December 31, 1996. The increase in total loans of $19.9 million from June 30, 1996 to June 30, 1997, was attributable to an increase in real estate construction and mortgage loans.

Real estate construction and mortgage loans increased $25.8 million, or 4.9%, from June 30, 1996, and $13.4 million, or 2.5%, from December 31, 1996, to $548.4 million as of June 30, 1997. Real estate construction and mortgage loans represented 67.3%, 66.2% and 65.8% of the Corporation's loan portfolio as of June 30, 1997, December 31, 1996 and June 30, 1996, respectively.

Commercial and agricultural loans decreased $6.6 million, or 5.9%, from June 30, 1996, and $9.2 million, or 8.0%, from December 31,
1996, to $105 million as of June 30, 1997.  The decreases resulted

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

from increased competition for these types of loans and the lack of an increased demand for these types of loans in the Corporation's market areas. Commercial and agricultural loans represented 12.9%, 14.1% and 14.0% of the Corporation's loan portfolio as of June 30, 1997, December 31, 1996, and June 30, 1996, respectively.

Installment loans increased $681,000, or .4%, from June 30, 1996, and $2.5 million, or 1.6%, from December 31, 1996, to $161 million as of June 30, 1997, and represented 19.8%, 19.6% and 20.2% of total loans as of June 30, 1997, December 31, 1996, and June 30, 1996,
respectively.

The Corporation's total loan to deposit ratio as of June 30, 1997, December 31, 1996 and June 30, 1996, was 54.7%, 56.5% and 55.4%,
respectively.

The Corporation traditionally has had a conservative loan underwriting policy. This is evidenced by its historically low loan losses and low ratio of nonperforming loans to total loans. During the three and six months ended June 30, 1997, the Corporation experienced net loan charge-offs of $3,000 and $74,000, respectively. The Corporation had net loan charge-offs of $165,000 and $164,000, respectively, during these same periods in 1996.

Nonperforming loans consist of loans which are past due for principal or interest payments by ninety days or more and still accruing interest, loans for which the accrual of interest has been discontinued and other loans which have been renegotiated to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $2.6 million as of June 30, 1997, $1.9 million as of December 31, 1996, and $2.3 million as of June 30, 1996, and represented .32%, .23% and .29% of total loans as of these dates, respectively.

The allowance for possible loan losses at June 30, 1997, was $17,081,000 and represented 2.10% of total loans.

LIQUIDITY

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demands and deposit withdrawal needs. The banking subsidiaries' primary liquidity sources consist of investment securities, those maturing within one year and those classified as available for sale, maturing loans and federal funds sold. As of June 30, 1997, the Corporation's investment securities portfolio had an average life of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

less than two years. In addition, at June 30, 1997, the Corporation held only $3.2 million in mortgage-backed securities, which represented less than one percent of the investment securities portfolio, and had no other derivatives or any investments in instruments considered "junk bonds."

CAPITAL RESOURCES

As of June 30, 1997, shareholders' equity was $213.9 million, compared to $207.3 million as of December 31, 1996, and $198.6 million as of June 30, 1996, resulting in an increase of $15.3 million, or 7.7% from June 30, 1996. Shareholders' equity as a percentage of total assets was 12.1% as of June 30, 1997, 12.2% as of December 31, 1996, and 11.7% as of June 30, 1996. Total equity included an after-tax unrealized net loss of $596,000 as of June 30, 1997, $182,000 as of December 31, 1996, and $1.6 million as of June 30, 1996, on available for sale investment securities, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

A statement of changes in shareholders' equity covering the six-month periods ended June 30, 1997, and June 30, 1996, follows:

                                                                    SIX MONTHS ENDED
                                                                         JUNE 30
                                                                  -------------------
                                                                   1997         1996
                                                                  ------       ------
Total shareholders' equity as of January 1,                      $ 207,269    $ 194,902
      Net income                                                    11,150       10,156
      Dividends                                                     (4,296)      (3,887)
      Shares issued upon exercise of employee stock options            163          130
      Shares issued from director stock purchase plan                  265          239
      Repurchases of common stock                                     (272)
      Change in unrealized gains and losses on available for
        sale securities                                               (414)      (2,961)
                                                                 ---------    ---------
Total shareholders' equity as of end of period                   $ 213,865    $ 198,579
                                                                 =========    =========

The following table represents the Corporation's regulatory capital ratios as of June 30, 1997:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                  TIER 1       TOTAL
                                                                RISK-BASED   RISK-BASED
                                                    LEVERAGE      CAPITAL     CAPITAL
                                                    --------    ----------   ----------
Chemical Financial Corporation - actual ratio         12.3%        30.2%       31.4%
Regulatory Minimum Ratio                               3.0          4.0         8.0
Ratio considered "well capitalized" by
   regulatory agencies                                 5.0          6.0        10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at June 30, 1997 are high due to the Corporation holding $683 million in investment securities and other assets which are assigned a 0% risk rating, $229 million in assets which are assigned a 20% risk rating and $443 million in residential real estate mortgages and other assets which are assigned a 50% risk rating.
These three risk ratings (i.e., 0%, 20% and 50%) represent 75% of the Corporation's total risk-based assets (including off-balance sheet items) as of June 30, 1997.

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

                     PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation's annual meeting of shareholders was held April 21, 1997. At that meeting, in addition to the election of directors and procedural matters, the shareholders considered and voted upon a proposal to authorize the Chemical Financial Corporation Stock
Incentive Plan of 1997. All directors of the Corporation were standing for election at the meeting. The directors were elected and the proposal was approved by the following votes:

ELECTION OF DIRECTORS                           VOTES CAST
---------------------                      ----------------------    BROKER
ALL NOMINEES FOR DIRECTOR WERE ELECTED:       FOR       WITHHELD    NON-VOTES
--------------------------------------     ---------   ----------   ---------
James A. Currie                            8,767,331     40,127         0
Michael L. Dow                             8,773,470     33,988         0
Aloysius J. Oliver                         8,774,265     33,193         0
Alan W. Ott                                8,774,598     32,860         0
Frank P. Popoff                            8,763,171     44,287         0
Lawrence A. Reed                           8,756,780     50,678         0
William S. Stavropoulos                    8,746,814     60,644         0

                                                                        BROKER
PROPOSAL                                FOR      AGAINST    ABSTAIN    NON-VOTES
--------                                ---      -------    -------    ---------
Proposal to authorize the Chemical
Financial Corporation Stock
Incentive Plan of 1997:               8,363,750   185,090    258,618       0


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

              10.1 STOCK INCENTIVE PLAN OF 1997. Previously filed as Appendix A to the Corporation's Definitive Proxy Statement with respect to its Annual Meeting of Shareholders held on April 21, 1997. Here incorporated by reference.

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

                              CHEMICAL FINANCIAL CORPORATION


Date: August 7, 1997            By /S/ALOYSIUS J. OLIVER
                                   Aloysius J. Oliver
                                   President and Chief Executive
                                     Officer
                                   (Principal Executive Officer)


Date: August 7, 1997            By /S/LORI A. GWIZDALA
                                   Lori A. Gwizdala
                                   Senior Vice President,
                                   Chief Financial Officer and
                                     Treasurer
                                   (Principal Financial and Accounting
                                     Officer)

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

   10.1 STOCK INCENTIVE PLAN OF 1997. Previously filed as Appendix A to the Corporation's Definitive Proxy Statement with respect to its Annual Meeting of Shareholders held on April 21, 1997. Here incorporated by reference.

   11               Statement Re Computation of Per Share Earnings

   27               Financial Data Schedule