Form 10-Q
period 1997-09-30
CHEMICAL FINANCIAL CORP
filed 1997-11-12
CIK 19612

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

---------------------------------------------------------------------------

(MARK ONE)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

The number of shares outstanding of the Registrant's Common Stock, $10 par value, as of October 28,1997, was 10,233,829 shares.

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

               Consolidated Statement of Income for the Three
                 and Nine Months Ended September 30, 1997 and
                 September 30, 1996                                       3

               Consolidated Statement of Financial Position as
                 of September 30, 1997, December 31, 1996 and
                 September 30, 1996                                       4

               Consolidated Statement of Cash Flows for the Nine
                 Months Ended September 30, 1997 and September 30,
                 1996                                                     5

               Notes to Consolidated Financial Statements               6-8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          8-15



PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               16




SIGNATURES                                                               17

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Income (Unaudited)
                                                                      QUARTER ENDED             NINE MONTHS ENDED
                                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                                  ---------------------       ---------------------
                                                                   1997          1996          1997          1996
                                                                  -------       -------       -------       -------
                                                                       (In thousands, except per share amounts)
INTEREST INCOME
Interest and fees on loans . . . . . . . . . . . . . . . . .      $17,864       $17,098       $51,857       $50,211
Interest on investment securities:
   Taxable . . . . . . . . . . . . . . . . . . . . . . . . .       10,437         9,803        30,141        29,342
   Tax-exempt. . . . . . . . . . . . . . . . . . . . . . . .          540           515         1,622         1,654
                                                                  -------       -------       -------       -------
                                TOTAL INTEREST ON SECURITIES       10,977        10,318        31,763        30,996
Interest on federal funds sold . . . . . . . . . . . . . . .        1,290           995         3,767         3,264
Interest on deposits with unaffiliated banks . . . . . . . .                         20            33           116
                                                                  -------       -------       -------       -------
                                       TOTAL INTEREST INCOME       30,131        28,431        87,420        84,587
INTEREST EXPENSE
Interest on deposits . . . . . . . . . . . . . . . . . . . .       12,074        10,910        34,455        33,316
Interest on short-term borrowings. . . . . . . . . . . . . .          357           310           991           871
Interest on long-term debt . . . . . . . . . . . . . . . . .          152           162           444           546
                                                                  -------       -------       -------       -------
                                      TOTAL INTEREST EXPENSE       12,583        11,382        35,890        34,733
                                                                  -------       -------       -------       -------
                                         NET INTEREST INCOME       17,548        17,049        51,530        49,854
Provision for possible loan losses . . . . . . . . . . . . .          219           273           767           811
                                                                  -------       -------       -------       -------
NET INTEREST INCOME after provision for
   possible loan losses. . . . . . . . . . . . . . . . . . .       17,329        16,776        50,763        49,043
OTHER INCOME
Trust department income. . . . . . . . . . . . . . . . . . .          740           663         2,319         2,137
Service charges on deposit accounts. . . . . . . . . . . . .        1,332         1,342         3,964         4,020
Other charges and fees for customer services . . . . . . . .          844           611         2,542         1,955
Gains on sales of loans. . . . . . . . . . . . . . . . . . .           81            36           160            98
Investment securities gains. . . . . . . . . . . . . . . . .            1             1             1            15
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .          128           181           684           853
                                                                  -------       -------       -------       -------
                                          TOTAL OTHER INCOME        3,126         2,834         9,670         9,078



OPERATING EXPENSES
Salaries, wages and employee benefits. . . . . . . . . . . .        6,845         6,735        20,652        20,355
Occupancy expense. . . . . . . . . . . . . . . . . . . . . .        1,174         1,167         3,593         3,504
Equipment expense. . . . . . . . . . . . . . . . . . . . . .          872           775         2,468         2,339
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,779         2,832         8,371         8,554
                                                                  -------       -------       -------       -------
                                    TOTAL OPERATING EXPENSES       11,670        11,509        35,084        34,752
                                                                  -------       -------       -------       -------
INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . . .        8,785         8,101        25,349        23,369
Federal income taxes . . . . . . . . . . . . . . . . . . . .        2,879         2,689         8,293         7,801
                                                                  -------       -------       -------       -------
                                                  NET INCOME      $ 5,906       $ 5,412       $17,056       $15,568
                                                                  =======       =======       =======       =======

NET INCOME PER COMMON SHARE. . . . . . . . . . . . . . . . .      $   .57       $   .52       $  1.65       $  1.50
                                                                  =======       =======       =======       =======
Cash dividends per common share. . . . . . . . . . . . . . .      $   .23       $   .19       $   .65       $   .57
                                                                  =======       =======       =======       =======

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Financial Position
                                                                   SEPTEMBER 30,   DECEMBER 31,    SEPTEMBER 30,
                                                                       1997            1996            1996
                                                                   -------------   ------------    -------------
                                                                    (Unaudited)                     (Unaudited)
                                                                                  (In thousands)
ASSETS
Cash and demand deposits due from banks. . . . . . . . . . .        $   77,504      $   89,517      $   85,693
Federal funds sold . . . . . . . . . . . . . . . . . . . . .            62,950         114,200          86,900
Interest-bearing deposits with unaffiliated banks. . . . . .                             1,134             991
Investment securities:
 Held to maturity (market value $262,297 at 9/30/97,
   $215,494 at 12/31/96, $258,773 at 9/30/96). . . . . . . .           260,197         213,752         257,441
 Available for sale (at market value). . . . . . . . . . . .           478,981         441,787         423,731
                                                                    ----------      ----------      ----------
       Total investment securities                                     739,178         655,539         681,172
Loans:
 Commercial and agricultural . . . . . . . . . . . . . . . .           114,211         114,154         120,104
 Real estate construction. . . . . . . . . . . . . . . . . .            26,736          24,791          21,113
 Real estate mortgage. . . . . . . . . . . . . . . . . . . .           533,130         510,193         507,013
 Installment . . . . . . . . . . . . . . . . . . . . . . . .           165,547         158,515         161,913
                                                                    ----------      ----------      ----------
       Total loans                                                     839,624         807,653         810,143
 Less:  Allowance for possible loan losses . . . . . . . . .            17,269          16,607          16,503
                                                                    ----------      ----------      ----------
       Net loans                                                       822,355         791,046         793,640
Premises and equipment . . . . . . . . . . . . . . . . . . .            20,165          20,335          19,398
Accrued income . . . . . . . . . . . . . . . . . . . . . . .            15,039          14,419          14,983
Other assets . . . . . . . . . . . . . . . . . . . . . . . .            11,633          12,584          13,119
                                                                    ----------      ----------      ----------
            TOTAL ASSETS                                            $1,748,824      $1,698,774      $1,695,896
                                                                    ==========      ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest bearing . . . . . . . . . . . . . . . . . . . .        $  224,618      $  226,965      $  218,772
 Interest bearing. . . . . . . . . . . . . . . . . . . . . .         1,234,557       1,202,950       1,212,400
                                                                    ----------      ----------      ----------
       Total deposits                                                1,459,175       1,429,915       1,431,172







Short-term borrowings:
 Treasury tax and loan notes payable to the U.S.
   Treasury. . . . . . . . . . . . . . . . . . . . . . . . .            11,760           9,458          11,725
 Securities sold under agreements to repurchase. . . . . . .            35,290          27,875          25,056
                                                                    ----------      ----------      ----------
                                                                        47,050          37,333          36,781
Interest payable and other liabilities . . . . . . . . . . .            14,704          14,257          16,099
Long-term debt . . . . . . . . . . . . . . . . . . . . . . .             9,000          10,000          10,000
                                                                    ----------      ----------      ----------
       Total liabilities                                             1,529,929       1,491,505       1,494,052
Shareholders' equity:
 Common stock, $10 par value:
   Authorized - 15,000,000 shares
   Issued - 10,226,280 shares, 10,209,790 shares,
     and 9,702,957 shares, respectively. . . . . . . . . . .           102,263         102,098          97,030
 Surplus . . . . . . . . . . . . . . . . . . . . . . . . . .            69,500          69,616          56,454
 Retained earnings . . . . . . . . . . . . . . . . . . . . .            46,144          35,737          49,405
 Unrealized net gain (loss) on securities available
   for sale. . . . . . . . . . . . . . . . . . . . . . . . .               988            (182)         (1,045)
                                                                    ----------      ----------      ----------
       Total shareholders' equity                                      218,895         207,269         201,844
                                                                    ----------      ----------      ----------
            TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                                    $1,748,824      $1,698,774      $1,695,896
                                                                    ==========      ==========      ==========

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows (Unaudited)
                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                          ------------------------
                                                                            1997           1996
                                                                          ---------      ---------
                                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                               $  17,056      $  15,568
 Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                  767            811
     Origination of loans held for sale                                     (21,633)        (7,940)
     Proceeds from sales of loans                                            21,793          8,075
     Gains on sales of loans                                                   (160)           (98)
     Investment securities gains                                                 (1)           (15)
     Gain on sale of branch office building                                    (256)
     Provision for depreciation and amortization                              2,382          2,394
     Net amortization of investment securities                                1,420          2,122
     Net (increase) decrease in accrued income and other assets                (295)         1,417
     Net increase in interest payable and other liabilities                     525          2,069
                                                                          ---------      ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                            21,598         24,403
                                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease in interest-bearing deposits with unaffiliated banks            1,134          1,990
 Proceeds from maturities of securities held to maturity                    109,026        149,604
 Purchases of securities held to maturity                                  (155,848)       (38,130)
 Proceeds from maturities of securities available for sale                  101,506         67,275
 Proceeds from sales of securities available for sale                                          522
 Purchases of securities available for sale                                (137,942)      (132,173)
 Net increase in loans                                                      (32,504)       (50,251)
 Proceeds from sale of branch office building                                   900
 Purchases of premises and equipment                                         (2,432)        (1,158)
                                                                          ---------      ---------
        NET CASH USED FOR INVESTING ACTIVITIES                             (116,160)        (2,321)
                                                                          ---------      ---------








CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in demand deposits, NOW accounts and
   savings accounts                                                          34,091        (30,375)
 Net increase (decrease) in certificates of deposit and
   other time deposits                                                       (4,831)        11,746
 Net increase in repurchase agreements and other short-term
   borrowings                                                                 9,717          1,558
 Principal payments on long-term debt                                        (1,000)        (2,080)
 Cash dividends                                                              (6,648)        (5,827)
 Proceeds from stock purchase plan                                              187            190
 Proceeds from exercise of stock options                                        250            226
 Purchases of common stock                                                     (467)          (844)
                                                                          ---------      ---------
        NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                 31,299        (25,406)
                                                                          ---------      ---------

        NET DECREASE IN CASH AND
           CASH EQUIVALENTS                                                 (63,263)        (3,324)
        Cash and cash equivalents at beginning of year                      203,717        175,917
                                                                          ---------      ---------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 140,454      $ 172,593
                                                                          =========      =========

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
 Interest paid on deposits, short-term borrowings and long-term debt      $  35,646      $  35,215
 Federal income taxes paid                                                    8,520          7,790
--------------------------------------------------------------------------------------------------

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1997



NOTE A:  BASIS OF PRESENTATION    The accompanying unaudited
consolidated financial statements of Chemical Financial Corporation ("Chemical" or the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

PER SHARE AMOUNTS

Primary net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist of net shares issuable under stock options outstanding. Fully diluted net income per share has not been presented on the basis that the difference between primary and fully diluted earnings per share is not material. The weighted average number of common shares used to compute earnings per share was 10,343,000 during the third quarter and 10,345,000 during the first nine months of 1997, as compared to 10,341,000 during the third quarter and 10,352,000 during the first nine months of 1996.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Corporation will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Statement No. 128 is not expected to have a material effect on primary or fully diluted earnings per share for the periods presented.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1997



NOTE B:  LOANS AND NONPERFORMING ASSETS    The following summarizes
loans and nonperforming assets at the dates indicated (in thousands of dollars):


                                         SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,
                                             1997           1996           1996
                                         ------------   ------------  -------------
LOANS:
  Commercial and agricultural. . . .       $114,211       $114,154       $120,104
  Real estate construction . . . . .         26,736         24,791         21,113
  Real estate mortgage . . . . . . .        533,130        510,193        507,013
  Installment. . . . . . . . . . . .        165,547        158,515        161,913
                                           --------       --------       --------
  Total Loans. . . . . . . . . . . .       $839,624       $807,653       $810,143
                                           ========       ========       ========

NONPERFORMING ASSETS:
  Nonaccrual loans . . . . . . . . .       $  1,870       $  1,341       $  1,627
  Loans 90 days or more past due
    and still accruing interest. . .          1,691            539            915
  Restructured loans . . . . . . . .              6
                                           --------       --------       --------
  Total nonperforming loans. . . . .          3,567          1,880          2,542
  Other real estate owned <F1> . . .            817            688            755
                                           --------       --------       --------
  Total nonperforming assets . . . .       $  4,384       $  2,568       $  3,297
                                           ========       ========       ========

<F1> Other real estate owned includes properties acquired through foreclosure and by acceptance of a deed in lieu of foreclosure, and other property held for sale. The majority of the properties have been sold, with some financed at below market terms.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1997

NOTE C:  ALLOWANCE FOR POSSIBLE LOAN LOSSES    The following
summarizes the changes in the allowance for possible loan losses (in thousands of dollars):

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           --------------------
                                                            1997         1996
                                                           -------      -------
ALLOWANCES FOR POSSIBLE LOAN LOSSES
Balance as of January 1. . . . . . . . . . . . . .         $16,607      $15,886
Provision for loan losses. . . . . . . . . . . . .             767          811

Gross loans charged-off. . . . . . . . . . . . . .            (394)        (388)
Gross recoveries of loans previously
  charged-off. . . . . . . . . . . . . . . . . . .             289          194
                                                           -------      -------
Net loans charged-off. . . . . . . . . . . . . . .            (105)        (194)
                                                           -------      -------

Balance at September 30. . . . . . . . . . . . . .         $17,269      $16,503
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

On October 31, 1997, Chemical and Shelby Financial Corporation in Shelby, Michigan ("SFC"), signed a letter of intent for the affiliation of SFC with Chemical through the merger of SFC with and into Chemical. The transaction is subject to execution of a definitive agreement, SFC shareholder and regulatory approvals, and other customary conditions and is expected to be completed during the first quarter of 1998. At September 30, 1997, SFC reported total assets of approximately $102 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this report.

SUMMARY

The Corporation's net income was $5,906,000 in the third quarter of 1997, an increase of 9.1% over net income of $5,412,000 during the third quarter of 1996. Earnings per share in the third quarter of 1997 were $.57, an increase of 9.6% over earnings per share of $.52 in the third quarter of 1996.

Return on average assets in the third quarter of 1997 was 1.33%, compared to a return on average assets of 1.28% during the third quarter of 1996. Return on average equity for the three months ended September 30, 1997 and September 30, 1996, was 10.8% and 10.6%, respectively.

The Corporation's net income was $17,056,000 for the first nine months of 1997, an increase of 9.6% over net income of $15,568,000 during the first nine months of 1996. Earnings per share for the nine months ended September 30, 1997 were $1.65, an increase of 10% over earnings per share of $1.50 for the first nine months of 1996.

Return on average assets for the first nine months of 1997 was 1.33%, compared to a return on average assets of 1.23% for the first nine months of 1996. Return on average equity for the nine-month periods ended September 30, 1997 and September 30, 1996 was 10.7% and 10.4%, respectively.

Total assets were $1.749 billion as of September 30, 1997, compared to $1.699 billion as of December 31, 1996, and $1.696 billion as of September 30, 1996.

Total loans increased $29.5 million, or 3.6%, from September 30, 1996, to $839.6 million as of September 30, 1997. Total loans increased $32 million, or 4.0%, from December 31, 1996 to September 30, 1997. The increases in total loans from September 30, 1996 and December 31, 1996 to September 30, 1997 were attributable primarily to increases in real estate construction and residential mortgage loans.

Shareholders' equity increased $17.1 million, or 8.4%, from September 30, 1996, to $218.9 million as of September 30, 1997, or $21.41 per share, representing 12.5% of total assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)



RESULTS OF OPERATIONS

NET INTEREST INCOME

The Corporation's net interest income for the third quarter of 1997 was $17.55 million, a $.5 million, or 2.9%, increase over the $17.05 million recorded in the third quarter of 1996. The increase in net interest income was due primarily to growth in loans and an increase in the average yield of the investment securities portfolio. Average loans increased 3.2% in the third quarter of 1997 compared to the third quarter of 1996. For the third quarter of 1997, the net interest margin was 4.29%, compared to 4.38% in the third quarter of 1996.

Net interest income increased $1,676,000, or 3.4%, during the first nine months of 1997 as compared to the first nine months of 1996. The net interest margin increased to 4.35% during the first nine months of 1997 from 4.29% during the first nine months of 1996.

OTHER INCOME

Other income increased $292,000, or 10.3%, in the third quarter of 1997 as compared to the third quarter of 1996 and $592,000, or 6.5%, in the first nine months of 1997 as compared to the first nine months of 1996. Trust Department income increased $77,000, or 11.6%, in the third quarter of 1997 compared to the third quarter of 1996 and $182,000, or 8.5%, in the first nine months of 1997 compared to the first nine months of 1996. Other charges and fees for customer services increased $233,000, or 38.1%, in the third quarter of 1997 compared to the third quarter of 1996 and $587,000, or 30.0%, in the first nine months of 1997 compared to the first nine months of 1996. The increase in other charges and fees in the third quarter and first nine months of 1997 was due to increased mutual fund sales, annuity sales and insurance commissions. The Corporation, through a subsidiary of its lead affiliate bank, expanded the array of mutual funds offered and began offering annuity investment products to customers during the second half of 1996. In addition, beginning in January 1997, the Corporation began selling title, property and casualty insurance products through subsidiaries of its lead affiliate bank.

The Corporation realized gains on the sale of residential mortgage loans in the secondary market of $81,000 and $36,000 during the third

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)



quarter of 1997 and 1996, respectively. Total gains realized on the sale of residential mortgage loans in the secondary market during the first nine months of 1997 and 1996 were $160,000 and $98,000, respectively. The Corporation realized a gain of $256,000 from the sale of a branch office building during the first quarter of 1997. In the second quarter of 1996, the Corporation realized a gain of $150,000 as a termination fee when the credit card portfolio, which it sold in 1995, was sold by the original purchaser to another credit card provider. These gains were recorded in the "Other" category of other income.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses reflects management's judgment of changing economic conditions, as well as increases and other changes in the subsidiary banks' loan portfolios. It is management's policy to control loan quality through a carefully structured review of loan requests. In assessing the adequacy of the allowance for possible loan losses (the "Allowance"), management believes that its historical experience confirms, in principle, its judgment in what is essentially a subjective decision. Based upon historical experience and a constant evaluation of present and potential risks in the loan portfolios, management believes that the Allowance is adequate. During the three and nine months ended September 30, 1997, the Corporation added $219,000 and $767,000, respectively, to the Allowance through the provision for possible loan losses, as compared to $273,000 and $811,000, respectively, during these same periods in 1996. Net loan charge-offs during the three- and nine-month periods ended September 30, 1997 were $31,000 and $105,000, respectively, compared to net charge-offs of $30,000 and $194,000, respectively, during these same periods in 1996.

OPERATING EXPENSES

Total operating expenses increased $161,000, or 1.4%, in the third quarter of 1997 compared to the third quarter of 1996. Salaries, wages and employee benefits increased $110,000, or 1.6%, in the third quarter of 1997 over the third quarter of 1996. The remaining categories of operating expenses, occupancy, equipment and other expenses, increased $51,000, or 1.1%, in the third quarter of 1997 compared to the third quarter of 1996. Total operating expenses increased $332,000, or 1.0%, in the first nine months of 1997 compared to the first nine months of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)



INCOME TAX EXPENSE

The Corporation's effective federal income tax rate was 32.8% and 32.7%, respectively, during the three and nine months ended September 30, 1997, compared to 33.2% and 33.4%, respectively, during these same periods in 1996. The effective federal income tax rate is a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses.

BALANCE SHEET CHANGES

ASSET AND DEPOSIT CHANGES

Total assets increased $50.1 million, or 2.9%, from December 31, 1996, and increased $52.9 million, or 3.1%, from September 30, 1996, to $1.749 billion as of September 30, 1997. Total deposits increased $29.3 million, or 2.0%, from December 31, 1996, and increased
$28.0 million, or 2.0%, from September 30, 1996, to $1.459 billion as of September 30, 1997. The increases in both assets and deposits were primarily attributable to a transfer of Trust Department assets out of a non-affiliated financial services organization into deposits in the Corporation's lead subsidiary bank in June 1997.

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

Total loans as of September 30, 1997 were $839.6 million, as compared to $810.1 million as of September 30, 1996 and $807.7 million as of December 31, 1996. The increase in total loans from September 30, 1996 and December 31, 1996 to September 30, 1997, was attributable mainly to an increase in real estate construction and residential mortgage loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)



Real estate construction and mortgage loans increased $31.7 million, or 6.0%, from September 30, 1996, and $24.9 million, or 4.7%, from December 31, 1996, to $559.9 million as of September 30, 1997. Real estate construction and mortgage loans represented 66.7%, 66.3% and 65.2% of the Corporation's loan portfolio as of September 30, 1997, December 31, 1996 and September 30, 1996, respectively.

Commercial and agricultural loans decreased $5.9 million, or 4.9%, from September 30, 1996, and increased $57,000, or .05%, from December 31, 1996, to $114.2 million as of September 30, 1997. The decrease from September 30, 1996 and minimal increase from December 31, 1996 resulted from increased competition for these types of loans and the lack of an increased demand for these types of loans in the Corporation's market areas. Commercial and agricultural loans represented 13.6%, 14.1% and 14.8% of the Corporation's loan portfolio as of September 30, 1997, December 31, 1996 and September 30, 1996, respectively.

Installment loans increased $3.6 million, or 2.2%, from September 30, 1996, and $7.0 million, or 4.4%, from December 31, 1996, to $165.5 million as of September 30, 1997, and represented 19.7%, 19.6% and 20.0% of total loans as of September 30, 1997, December 31, 1996 and September 30, 1996, respectively.

The Corporation's total loan to deposit ratio as of September 30, 1997, December 31, 1996 and September 30, 1996, was 57.5%, 56.5% and
56.6%, respectively.

The Corporation traditionally has had a conservative loan underwriting policy. This is evidenced by its historically low loan losses and low ratio of nonperforming loans to total loans. During the three and nine months ended September 30, 1997, the Corporation experienced net loan charge-offs of $31,000 and $105,000, respectively. The Corporation had net loan charge-offs of $30,000 and $194,000, respectively, during these same periods in 1996.

Nonperforming loans consist of loans which are past due for principal or interest payments by 90 days or more and still accruing interest, loans for which the accrual of interest has been discontinued and other loans which have been renegotiated to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $3.6 million as of September 30, 1997, $1.9 million as of December 31, 1996, and $2.5 million as of September 30, 1996, and represented
 .42%, .23% and .31% of total loans as of these dates, respectively.  The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

increase in nonperforming loans from September 30, 1996 and December 31, 1996 to September 30, 1997 was attributable to four commercial real estate loans. The Corporation had no impaired loans as of September 30, 1997.

The allowance for possible loan losses at September 30, 1997 was $17,269,000 and represented 2.06% of total loans.

LIQUIDITY

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demands and deposit withdrawal needs. The banking subsidiaries' primary liquidity sources consist of investment securities, those maturing within one year and those classified as available for sale, maturing loans and federal funds sold. As of September 30, 1997, the Corporation's investment securities portfolio had an average life of less than two years, with $479 million of investment securities classified as available for sale. In addition, at September 30, 1997 the Corporation held only $3.0 million in mortgage-backed securities, which represented less than one percent of the investment securities portfolio, and had no other derivatives or any investments in instruments considered "junk bonds."

CAPITAL RESOURCES

As of September 30, 1997, shareholders' equity was $218.9 million, compared to $207.3 million as of December 31, 1996 and $201.8 million as of September 30, 1996, resulting in an increase of $17.1 million, or 8.4%, from September 30, 1996. Shareholders' equity as a percentage of total assets was 12.5% as of September 30, 1997, 12.2% as of December 31, 1996 and 11.9% as of September 30, 1996. Total equity included an after-tax unrealized net gain of $988,000 as of September 30, 1997, and an unrealized net loss of $182,000 as of December 31, 1996 and $1.0 million as of September 30, 1996 on available for sale investment securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

A statement of changes in shareholders' equity covering the nine-month periods ended September 30, 1997, and September 30, 1996, follows:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)


                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                    -----------------------
                                                      1997           1996
                                                    --------       --------
Total shareholders' equity as of January 1,         $207,269       $194,902
 Net income                                           17,056         15,568
 Dividends                                            (6,648)        (5,827)
 Shares issued upon exercise of employee
   stock options                                         250            226
 Shares issued from director stock purchase
   plan                                                  265            239
 Repurchases of common stock                            (467)          (844)
 Change in unrealized gains and losses on
   available for sale securities                       1,170         (2,420)
                                                    --------       --------
Total shareholders' equity as of end of
 period                                             $218,895       $201,844
                                                    ========       ========

The following table represents the Corporation's regulatory capital ratios as of September 30, 1997:

                                                                  TIER 1       TOTAL
                                                                RISK-BASED   RISK-BASED
                                                    LEVERAGE     CAPITAL      CAPITAL
                                                    --------    ----------   ----------
Chemical Financial Corporation - actual ratio         12.2%       30.3%        31.6%
Regulatory Minimum Ratio                               3.0         4.0          8.0
Ratio considered "well capitalized" by
 regulatory agencies                                   5.0         6.0         10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at September 30, 1997 are high due to the Corporation holding $680 million in investment securities and other assets which

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)



are assigned a 0% risk rating, $200 million in assets which are assigned a 20% risk rating and $450 million in residential real estate mortgages and other assets which are assigned a 50% risk rating.
These three risk ratings (i.e., 0%, 20% and 50%) represent 74% of the Corporation's total risk-based assets (including off-balance sheet items) as of September 30, 1997.

OTHER

The Corporation paid a 5% stock dividend on December 30, 1996. All per share amounts have been adjusted for this stock dividend.

As described in Note D to the unaudited consolidated financial statements, on October 31, 1997, Chemical and Shelby Financial Corporation ("SFC") entered into a letter of intent under which SFC would be merged with and into Chemical. The transaction is subject to execution of a definitive agreement and other conditions.

There are currently no known trends, events or uncertainties that management believes may be reasonably expected to have a material effect on the Corporation's liquidity, capital resources or financial performance.

                     PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

          EXHIBIT
          NUMBER                  DOCUMENT
          ------                  --------

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

                                   CHEMICAL FINANCIAL CORPORATION


Date: November 12, 1997            By /S/ALOYSIUS J. OLIVER
                                      Aloysius J. Oliver
                                      President and Chief Executive
                                      Officer (Principal Executive
                                      Officer)


Date: November 12, 1997            By /S/LORI A. GWIZDALA
                                      Lori A. Gwizdala
                                      Senior Vice President,
                                      Chief Financial Officer and
                                      Treasurer (Principal Financial
                                      and Accounting Officer)

                            EXHIBIT INDEX


EXHIBIT
NUMBER                        DOCUMENT
------                        --------

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