Form 10-K405
period 1997-12-31
CHEMICAL FINANCIAL CORP
filed 1998-03-25
CIK 19612

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

               FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
        SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                    OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

                       Commission File Number 0-8185

                      CHEMICAL FINANCIAL CORPORATION
          (Exact Name of Registrant as Specified in its Charter)

                   MICHIGAN                            38-2022454
        (State or Other Jurisdiction of             (I.R.S. Employer
        Incorporation or Organization)             Identification No.)

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

                           Yes __X__    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( X )

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

       Aggregate Market Value as of February 20, 1998:  $373,122,660

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $10 par value, outstanding at February 20, 1998:  10,778,380 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1997, are incorporated by reference in Parts I and II (Items 1 and 5-8).
Portions of the registrant's definitive Proxy Statement for its April 20, 1998, annual shareholders' meeting are incorporated by reference in Part III (Items 10-13).
===========================================================================

                                  PART I


ITEM 1.  BUSINESS.

Chemical Financial Corporation ("Chemical" or the "Corporation") is a bank holding company. Chemical was organized under Michigan law in August 1973, and is headquartered in Midland, Michigan. Chemical was substantially inactive until June 30, 1974, when it acquired its lead subsidiary bank, Chemical Bank and Trust Company ("CB&T"), pursuant to a reorganization in which the former shareholders of CB&T became shareholders of Chemical. As of December 31, 1997, Chemical owned all of the outstanding stock of ten commercial banks and a data processing company, all located in Michigan. The main offices of Chemical's ten banking subsidiaries are located in Midland, Bay City, Big Rapids, Cadillac, Caro, Clare, Grayling, Marshall, Owosso and Stanton.

Chemical's business is concentrated in a single industry segment - commercial banking. Chemical's subsidiaries offer a full range of commercial banking and fiduciary services. These include accepting deposits, business and personal checking accounts, savings and individual retirement accounts, time deposit instruments, electronically accessed banking products, residential and commercial real estate financing, commercial lending, consumer financing, debit cards, safe deposit services, automated teller machines, access to insurance and investment products, money transfer services, corporate and personal trust services and other banking services.

The principal markets for these financial services are the communities within Michigan in which Chemical's subsidiaries are located and the areas immediately surrounding these communities. As of December 31, 1997, Chemical and its subsidiaries served these markets through 86 banking offices in 55 communities, located in 24 counties, generally across the mid-section of Michigan. In addition to the full service banking offices, the subsidiary banks operated 84 automated teller machines, both on and off bank premises, as of December 31, 1997.

CB&T, which has its headquarters in Midland, is Chemical's lead subsidiary bank and accounted for 33% of total deposits and 29% of total loans of Chemical and its subsidiaries on a consolidated basis as of December 31, 1997. Chemical's banking subsidiaries' primary loan product, historically, has been residential real estate mortgages. As of December 31, 1997, these loans totaled $442 million, or 52.2%, of consolidated total loans. During 1997, Chemical's subsidiaries' sold residential real estate mortgages with fifteen year and greater original terms in the secondary mortgage market. During 1996 and 1995, residential mortgage loans with an original term of fifteen years were kept in the Corporation's own loan portfolio, and those with original terms greater than fifteen years were sold in the secondary mortgage market. Chemical originated $38.8 million of residential mortgage loans during 1997 which were sold in the secondary mortgage market, compared to $12.3 million and $15.6 million in residential mortgage loans originated and sold during 1996 and 1995, respectively.

The principal sources of revenues for Chemical are interest and fees on loans, which accounted for 54% of total revenues in 1997 and 1996, and 53% in 1995. Interest on investment securities is also a significant source of revenue, accounting for 33% of total revenues in each of the years 1997, 1996 and 1995. Chemical has no foreign loans, assets or activities. No material part of the business of Chemical or its subsidiaries is dependent upon a single customer or very few customers, the loss of which would have a materially adverse effect on Chemical.

The business of banking is highly competitive. In addition to competition from other commercial banks, banks face significant competition from nonbank financial institutions. Savings associations and credit unions compete aggressively with commercial banks for deposits and loans, and credit unions and finance companies are particularly significant factors in the consumer loan market. Banks compete for deposits with a broad range of other types of investments, the most significant of which, over the past few years, have been mutual funds and annuities. Insurance companies and investment firms are significant competitors for customer deposits. In response to this increased competition for customers' bank deposits, the Corporation expanded its sales and marketing efforts of mutual fund and annuity investment products during 1996. The Corporation's subsidiary banks, through "CFC Investment Centers," offer an array of mutual funds, annuity products and market securities through alliances with Security First Group and Corelink Financial Services. The CFC Investment Centers offer customers a complete spectrum of investment products and service capabilities. In addition, the Trust Department of Chemical Bank and Trust Company offers customers a number of investment products and services. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on borrowings and fees charged for services) and service (convenience and quality of services rendered to customers).

Banks and bank holding companies are extensively regulated. Chemical's subsidiary banks are all chartered by the State of Michigan and supervised and regulated by the Financial Institutions Bureau of the Michigan Depart-ment of Consumer and Industry Services. Three of Chemical's banks are members of the Federal Reserve System and are also supervised, examined and regulated by the Federal Reserve System. The other seven state non-member banks are also regulated by the Federal Deposit Insurance Corporation ("FDIC"). Deposits of all of Chemical's bank subsidiaries are insured by the FDIC to the extent provided by law.

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

Chemical is a legal entity separate and distinct from its subsidiary banks and data processing subsidiary. Chemical's primary source of revenues results from dividends paid to it by its subsidiaries. Federal and state banking laws and regulations limit both the extent to which Chemical's subsidiary banks can lend or otherwise supply funds to Chemical or certain of its affiliates and also place certain restrictions on the amount of dividends the subsidiary banks of Chemical may pay to Chemical.

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

FDIC expense was $.2 million in 1997, $.1 million in 1996 and $1.6 million in 1995. In 1997, the Corporation paid the minimum rate of $.01296 per $100 of deposits insured by the BIF and $.0644 per $100 of deposits insured by the Savings Association Insurance Fund ("SAIF"). During 1996, the FDIC's minimum assessment rate for BIF insured deposits was reduced to $2000. Deposits held by well-capitalized banks and insured by the SAIF were assessed at a rate of $.23 per $100 of insured deposits in 1996. In addition, during 1996, SAIF insured deposits, held on March 31, 1995, were assessed a one-time charge of $.657 per $100 of deposits to recapitalize the SAIF to its required reserve ratio. The Corporation's liability for this special assessment was approximately $30,000.

The recapitalization of the SAIF was accomplished through the enactment of The Deposit Insurance Funds Act of 1996 (the "Funds Act") on September 30, 1996. This legislation, in addition to requiring the one-time special assessment to the FDIC to capitalize the SAIF to its required reserve ratio, authorizes the Financing Corporation ("FICO") to impose periodic assessments on depository institutions that are members of the BIF, in addition to institutions that are members of the SAIF. The purpose of these periodic assessments is to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until the change in the law, only SAIF-member institutions bore the cost of funding these interest payments. The FICO assessment on BIF insured deposits for years 1997-1999 was established at 1.296 cents for every $100 of domestic deposits. For this same period, the SAIF insured institutions' FICO assessment rate was established at 6.44 cents for every $100 of domestic deposits. Beginning in the year 2000 until 2017, the FICO assessment for both BIF and SAIF insured deposits was established at 2.43 cents for every $100 of domestic deposits.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") substantially changed the geographic constraints applicable to the banking industry. The Riegle-Neal Act allows bank holding companies to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law. Effective June 1, 1997, the Riegle-Neal Act also allowed banks to establish interstate branch networks through acquisitions of other banks. The establishment of DE NOVO interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law.

Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner of the Financial Institutions Bureau, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

In March 1996, the Corporation consolidated its bank subsidiary headquartered in Standish, Michigan (Chemical Bank Huron) with its bank subsidiary headquartered in Bay City, Michigan (Chemical Bank Bay Area).

On May 1, 1996, the Corporation merged with State Savings Bancorp, Inc. ("SSBI") in Caro, Michigan. SSBI operated one bank, State Savings Bank of Caro, with offices in Caro and Fairgrove, Michigan. The Corporation issued 551,250 shares (adjusted for the 5% stock dividends paid December 30, 1996 and December 30, 1997) of the Corporation's common stock in exchange for all of the common stock of SSBI. The merger was accounted for as a "pooling of interests." As of May 1, 1996, SSBI had assets of approximately $65 million.

On December 31, 1996, the Corporation through CB&T acquired Arbury & Stephenson, Inc., an insurance agency headquartered in Midland, Michigan. The merger was effected through an exchange of shares of the Corporation's common stock.

In March 1997, the Corporation's subsidiary headquartered in Owosso, Michigan (Chemical Bank Key State) sold its branch banking building in Okemos, Michigan. The loans and deposits of the Okemos branch were transferred to Chemical Bank Key State's branch banking office in Lansing, Michigan.

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

At December 31, 1997, Chemical was the fifth largest bank holding company headquartered in Michigan, measured by total assets, and together with its subsidiaries employed a total of 1007 full-time equivalent employees.

The following table summarizes the book value of investment securities as of December 31:

                                                               1997           1996           1995
                                                             --------       --------       --------
                                                                         (In thousands)
Investment securities available for sale:
  U.S. Government and agency securities                      $474,706       $422,629       $328,072
  States of the U.S. and municipal securities                   --             --             --
  Mortgage-backed securities                                    2,351          2,850          3,262
  Other securities                                             17,116         16,308         10,336
                                                             --------       --------       --------

    Total investment securities available for sale            494,173        441,787        341,670

Investment securities held to maturity:
  U.S. Government and agency securities                       201,801        168,958        343,627
  States of the U.S. and municipal securities                  46,707         42,096         46,065
  Mortgage-backed securities                                      501            679          2,026
  Other securities                                              2,011          2,019            711
                                                             --------       --------       --------

    Total investment securities held to maturity              251,020        213,752        392,429
                                                             --------       --------       --------

    Total investment securities                              $745,193       $655,539       $734,099
                                                             ========       ========       ========

The information under the following captions in the registrant's Annual Report to Shareholders for the year ended December 31, 1997, further describes the business of Chemical and is here incorporated by reference:

                      CAPTION                                         PAGES
                      -------                                         -----

Table 2. Average Balances, Tax Equivalent Interest and
  Effective Yields and Rates                                             31
Table 3. Volume and Rate Variance Analysis                               33
Note C - Investment Securities                                        19-20
Table 8. Maturities and Yields of Investment Securities
  at December 31, 1997                                                   38
Table 4. Summary of Loans and Loan Loss Experience                       33
Table 5. Comparison of Loan Maturities and Interest Sensitivity          35
Table 6. Summary of Nonperforming Loans                                  35
Note D - Loans                                                           20
Table 7. Allocation of the Allowance For Possible Loan Losses            36
Management's Discussion and Analysis of Financial Position and
  Results of Operations, subheadings "Net Interest Income",
  "Loans", "Nonperforming Loans" and "Provision For Possible
  Loan Losses" and "Liquidity and Interest Sensitivity"               30-41
Table 10. Maturity Distribution of Time Deposits of $100,000
  or More                                                                39
Financial Highlights                                                      1


ITEM 2.  PROPERTIES.

The executive offices of Chemical, the main office of CB&T and Chemical's data processing subsidiary are located in a three story, approximately 74,000 square foot, office building in downtown Midland, which is 100% owned by CB&T.

Chemical's subsidiary banks conduct business from a total of 86 banking offices as of December 31, 1997. These offices are located in or in the vicinity of the cities in which the banks have their main offices. Of the banking offices, 83 are owned by the subsidiary banks and 3 are leased from independent parties with remaining lease terms of one year to twelve years. This leased property is considered insignificant.

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

Lawrence E. Burks, age 64, is Vice Chairman of CB&T. He joined CB&T as Vice President on April 1, 1973, was promoted to Senior Vice President in February 1975, Executive Vice President in December 1975, President and Director in April 1986 and Vice Chairman in September 1996. Mr. Burks has served on the Board of Directors of Chemical Bank Montcalm since June 1984 and was named Chairman of the Board of Chemical Bank Montcalm in December 1996. Mr. Burks was named Chairman of the Board of Chemical Bank Bay Area in December 1996. Both banks are wholly owned subsidiaries of Chemical. Mr. Burks is a member of the Management Committee of Chemical.

Bruce M. Groom, age 56, is Senior Vice President and Trust Officer of CB&T. He joined CB&T on April 29, 1985 as Senior Vice President and was promoted to Senior Trust Officer in May 1986. Mr. Groom has served on the Board of Chemical Bank Central, a wholly owned subsidiary of Chemical, since February 1989. Mr. Groom is an attorney. Mr. Groom is a member of the Management Committee of Chemical.

Lori A. Gwizdala, age 39, is Senior Vice President, Chief Financial Officer and Treasurer of Chemical. She joined Chemical as Controller on January 2, 1985 and was named Chief Financial Officer in May 1987, Senior Vice President in February 1991 and Treasurer in April 1994. Ms. Gwizdala has served as Secretary to the Board of Directors of CFC Data Corp since May 1986, a director of Chemical Bank Bay Area since January 1993 and a director of Chemical Bank Thumb Area since July 1996, all of which are wholly owned subsidiaries of Chemical. Ms. Gwizdala is a certified public accountant. Ms. Gwizdala is a member of the Management Committee of Chemical.

William C. Lauderbach, age 55, is Senior Vice President and Investment Officer of CB&T. He joined CB&T as a Trust Officer on July 2, 1973, was promoted to Vice President and Trust Officer in March 1980, Investment Officer in January 1985 and Senior Vice President in February 1991. Mr. Lauderbach has served on the Board of Directors of Chemical Bank South, a wholly owned subsidiary of Chemical, since 1989. Mr. Lauderbach is a member of the Management Committee of Chemical.

David B. Ramaker, age 42, is Chief Executive Officer and President of CB&T and Executive Vice President and Secretary of Chemical. He joined CB&T as Vice President on November 20, 1989. Mr. Ramaker became President of Chemical Bank Key State, a wholly owned subsidiary of Chemical in October 1993. Mr. Ramaker became President and member of the Board of Directors of CB&T in September 1996 and Executive Vice President and Secretary to the Board of Chemical and Chief Executive Officer of CB&T on January 1, 1997. Mr. Ramaker has served as a director of Chemical Bank Key State since October 1993. Mr. Ramaker was appointed to the following Boards of Directors of wholly owned subsidiaries of Chemical in December 1996:
Chemical Bank Montcalm, Chemical Bank Central (also Chairman), Chemical Bank North (also Chairman), and Chemical Bank West (also Chairman). Mr. Ramaker is a member of the Management Committee of Chemical.

                                  PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

The information under the heading "Stock Price Ranges and Cash Dividends Per Share" on page 12 of the registrant's Annual Report to Shareholders for the year ended December 31, 1997, is here incorporated by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

The information under the caption "Financial Highlights" on page 1 and the sub-heading "Financial Highlights" of "Management's Discussion and Analysis" on pages 28 through 30 of the registrant's Annual Report to Shareholders for the year ended December 31, 1997, is here incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information under the heading "Management's Discussion and Analysis" on pages 28 through 43 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 1997, is here incorporated by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information under the heading "Liquidity and Interest Sensitivity" on pages 37 through 41 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 1997, is here incorporated by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements, notes, and independent auditors' report on pages 13 through 27 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 1997, is here incorporated by reference.

The information under the caption "Selected Quarterly Financial Information (Unaudited)" on page 12 of the registrant's Annual Report to Shareholders for the year ended December 31, 1997, is here incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                 PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the captions "Nominees for Election to Serve Until the Annual Meeting of Shareholders in 1999" on pages 2 through 4 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 18 in the registrant's definitive Proxy Statement for its April 20, 1998 annual meeting of shareholders is here incorporated by reference.


ITEM 11. EXECUTIVE COMPENSATION.

The information set forth under the caption "Compensation of Executive Officers and Directors" on pages 10 through 14 in the registrant's definitive Proxy Statement for its April 20, 1998, annual meeting of shareholders is here incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under the caption "Voting Securities" on pages 7 and 8 in the registrant's definitive Proxy Statement for its April 20, 1998, annual meeting of shareholders is here incorporated by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption "Certain Relationships and Related Transactions" on page 18 in the registrant's definitive Proxy Statement for its April 20, 1998, annual meeting of shareholders is here incorporated by reference.

                                  PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (1) FINANCIAL STATEMENTS. The following financial statements and independent auditors' report of Chemical Financial Corporation and its subsidiaries are filed as part of this report:

Consolidated Statements of Financial Position-December 31, 1997 and 1996 Consolidated Statements of Income for each of the three years in the period ended December 31, 1997
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997
Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 1997
Notes to Consolidated Financial Statements
Report of Independent Auditors dated January 20, 1998

The financial statements, the notes to financial statements, and the independent auditors' report listed above are incorporated by reference in
Item 8 of this report from the corresponding portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1997.

          (2)  FINANCIAL STATEMENT SCHEDULES.  None

          (3) EXHIBITS. The following exhibits are filed as part of this report:

  NUMBER                  EXHIBIT
  ------                  -------

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

  NUMBER                  EXHIBIT
  ------                  -------

   10(a) CHEMICAL FINANCIAL CORPORATION STOCK INCENTIVE PLAN OF 1997.<F*> Previously filed as Appendix A to the registrant's Definitive Proxy Statement with respect to its Annual Meeting of Share-holders held on April 21, 1997. Here incorporated by reference.

   10(b) AMENDED AWARD AND STOCK OPTION PLAN OF 1987.<F*> Previously filed as Exhibit 10(a) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Commission on March 24, 1994. Here incorporated by reference.

   10(c)  PLAN FOR DEFERRAL OF DIRECTORS' FEES.<F*>  Previously filed as
          Exhibit 10(c) to the registrant's Form S-4 Registration Statement No. 33-64944 filed with the Commission on June 24, 1993. Here incorporated by reference.

   10(d) CHEMICAL FINANCIAL CORPORATION SUPPLEMENTAL PENSION PLAN.<F*> Previously filed as Exhibit 10(c) to the registrant's Annual Report to Shareholders and Form 10-K for the fiscal year ended December 31, 1992, filed with the Commission on March 12, 1993. Here incorporated by reference.

   10(e)  RETIREMENT AGREEMENT.<F*>

   11     STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS.

   13     1997 ANNUAL REPORT TO SHAREHOLDERS.

   21     SUBSIDIARIES OF THE REGISTRANT.

   23     CONSENT OF INDEPENDENT AUDITORS.

   27(a)  FINANCIAL DATA SCHEDULE FOR THE YEAR ENDED DECEMBER 31, 1997.

   27(b)  RESTATED FINANCIAL DATA SCHEDULE FOR THE QUARTER ENDED
          SEPTEMBER 30, 1997.

   27(c)  RESTATED FINANCIAL DATA SCHEDULE FOR THE QUARTER ENDED
          JUNE 30, 1997.

   27(d)  RESTATED FINANCIAL DATA SCHEDULE FOR THE QUARTER ENDED
          MARCH 31, 1997.

   27(e)  RESTATED FINANCIAL DATA SCHEDULE FOR THE YEAR ENDED
          DECEMBER 31, 1996.

  NUMBER                  EXHIBIT
  ------                  -------

   27(f)  RESTATED FINANCIAL DATA SCHEDULE FOR THE QUARTER ENDED
          SEPTEMBER 30, 1996.

   27(g)  RESTATED FINANCIAL DATA SCHEDULE FOR THE QUARTER ENDED
          JUNE 30, 1996.

   27(h)  RESTATED FINANCIAL DATA SCHEDULE FOR THE QUARTER ENDED
          MARCH 31, 1996.

   27(i)  RESTATED FINANCIAL DATA SCHEDULE FOR THE YEAR ENDED
          DECEMBER 31, 1995.

   99(a) CHEMICAL FINANCIAL CORPORATION 401(K) SAVINGS PLAN FINANCIAL STATEMENTS, NOTES AND SCHEDULES.

   99(b) CHEMICAL FINANCIAL CORPORATION 1992 STOCK PURCHASE PLAN FOR SUBSIDIARY DIRECTORS FINANCIAL STATEMENTS AND NOTES.

-----------------

<F*>  These agreements are management contracts or compensation plans or arrangements required to be filed as Exhibits to this Form 10-K.

Chemical will furnish a copy of any exhibit listed above to any shareholder of the registrant without charge upon written request to Ms. Lori A. Gwizdala, Chief Financial Officer, Chemical Financial Corporation, 333 East Main Street, Midland, Michigan 48640-0569.

     (b)  REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                SIGNATURES


Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CHEMICAL FINANCIAL CORPORATION


March 24, 1998                     S/ ALOYSIUS J. OLIVER
                                   Aloysius J. Oliver
                                   President and
                                   Chief Executive Officer


March 24, 1998                     S/ LORI A. GWIZDALA
                                   Lori A. Gwizdala
                                   Senior Vice President,
                                   Chief Financial Officer and
                                   Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 24, 1998                     S/ ALOYSIUS J. OLIVER
                                   Aloysius J. Oliver
                                   President and
                                   Chief Executive Officer and
                                   Director
                                   (Principal Executive Officer)

March 24, 1998                     S/ JAMES A. CURRIE
                                   James A. Currie
                                   Director

March   , 1998                     ________________________________________
                                   Michael L. Dow
                                   Director

March 24, 1998                     S/ LORI A. GWIZDALA
                                   Lori A. Gwizdala
                                   Senior Vice President,
                                   Chief Financial Officer
                                   and Treasurer
                                   (Principal Financial and Accounting
                                   Officer)

March 24, 1998                     S/ TERENCE F. MOORE
                                   Terence F. Moore
                                   Director

March 24, 1998                     S/ ALAN W. OTT
                                   Chairman of the Board and Director

March 24, 1998                     S/ FRANK P. POPOFF
                                   Frank P. Popoff
                                   Director

March 24, 1998                     S/ LAWRENCE A. REED
                                   Lawrence A. Reed
                                   Director

March 24, 1998                     S/ WILLIAM S. STAVROPOULOS
                                   William S. Stavropoulos
                                   Director

                               EXHIBIT INDEX


  NUMBER                  EXHIBIT
  ------                  -------

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

   10(a) CHEMICAL FINANCIAL CORPORATION STOCK INCENTIVE PLAN OF 1997.<F*> Previously filed as Appendix A to the registrant's Definitive Proxy Statement with respect to its Annual Meeting of Share-holders held on April 21, 1997. Here incorporated by reference.

   10(b) AMENDED AWARD AND STOCK OPTION PLAN OF 1987.<F*> Previously filed as Exhibit 10(a) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Commission on March 24, 1994. Here incorporated by reference.

   10(c)  PLAN FOR DEFERRAL OF DIRECTORS' FEES.<F*>  Previously filed as
          Exhibit 10(c) to the registrant's Form S-4 Registration Statement No. 33-64944 filed with the Commission on June 24, 1993. Here incorporated by reference.

   10(d) CHEMICAL FINANCIAL CORPORATION SUPPLEMENTAL PENSION PLAN.<F*> Previously filed as Exhibit 10(c) to the registrant's Annual Report to Shareholders and Form 10-K for the fiscal year ended December 31, 1992, filed with the Commission on March 12, 1993. Here incorporated by reference.

   10(e)  RETIREMENT AGREEMENT.<F*>

   11     STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS.

   13     1997 ANNUAL REPORT TO SHAREHOLDERS.

   21     SUBSIDIARIES OF THE REGISTRANT.

  NUMBER                  EXHIBIT
  ------                  -------

   23     CONSENT OF INDEPENDENT AUDITORS.

   27(a)  FINANCIAL DATA SCHEDULE FOR THE YEAR ENDED DECEMBER 31, 1997.

   27(b)  RESTATED FINANCIAL DATA SCHEDULE FOR THE QUARTER ENDED
          SEPTEMBER 30, 1997.

   27(c)  RESTATED FINANCIAL DATA SCHEDULE FOR THE QUARTER ENDED
          JUNE 30, 1997.

   27(d)  RESTATED FINANCIAL DATA SCHEDULE FOR THE QUARTER ENDED
          MARCH 31, 1997.

   27(e)  RESTATED FINANCIAL DATA SCHEDULE FOR THE YEAR ENDED
          DECEMBER 31, 1996.

   27(f)  RESTATED FINANCIAL DATA SCHEDULE FOR THE QUARTER ENDED
          SEPTEMBER 30, 1996.

   27(g)  RESTATED FINANCIAL DATA SCHEDULE FOR THE QUARTER ENDED
          JUNE 30, 1996.

   27(h)  RESTATED FINANCIAL DATA SCHEDULE FOR THE QUARTER ENDED
          MARCH 31, 1996.

   27(i)  RESTATED FINANCIAL DATA SCHEDULE FOR THE YEAR ENDED
          DECEMBER 31, 1995.

   99(a) CHEMICAL FINANCIAL CORPORATION 401(K) SAVINGS PLAN FINANCIAL STATEMENTS, NOTES AND SCHEDULES.

   99(b) CHEMICAL FINANCIAL CORPORATION 1992 STOCK PURCHASE PLAN FOR SUBSIDIARY DIRECTORS FINANCIAL STATEMENTS AND NOTES.

-----------------

<F*>  These agreements are management contracts or compensation plans or arrangements required to be filed as Exhibits to this Form 10-K.