Form 10-Q
period 1998-03-31
CHEMICAL FINANCIAL CORP
filed 1998-05-12
CIK 19612

=============================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

-----------------------------------------------------------------------------

(MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998, OR

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

The number of shares outstanding of the Registrant's Common Stock, $10 par value, as of April 30, 1998, was 10,784,187 shares.

=============================================================================

                                INDEX

                    CHEMICAL FINANCIAL CORPORATION
                              FORM 10-Q


PART I.   FINANCIAL INFORMATION                                          PAGE

Item 1.   Consolidated Financial Statements (unaudited, except
            Consolidated Statement of Financial Position as of
            December 31, 1997)

          Consolidated Statement of Income for the Three Months Ended
            March 31, 1998 and March 31, 1997                              3

          Consolidated Statement of Financial Position as of March 31,
            1998, December 31, 1997 and March 31, 1997                     4

          Consolidated Statement of Cash Flows for the Three Months
            Ended March 31, 1998 and March 31, 1997                        5

          Notes to Consolidated Financial Statements                      6-9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     10-17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       18

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               19




SIGNATURES                                                               20

                    PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Income (Unaudited)


                                                                                THREE MONTHS ENDED
                                                                                      MARCH 31
                                                                           ----------------------------
                                                                             1998              1997
                                                                           ---------        -----------
                                                                             (In thousands, except per
                                                                                   share amounts)
INTEREST INCOME
Interest and fees on loans .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     $  17,948        $    16,734
Interest on investment securities:
  Taxable.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        10,319              9,646
  Tax-exempt.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           552                541
                                                                           ---------        -----------
          TOTAL INTEREST ON SECURITIES                                        10,871             10,187
Interest on federal funds sold.  .  .  .  .  .  .  .  .  .  .  .  .  .         1,005              1,252
Interest on deposits with unaffiliated banks .  .  .  .  .  .  .  .  .                               20
                                                                           ---------        -----------
          TOTAL INTEREST INCOME                                               29,824             28,193
INTEREST EXPENSE
Interest on deposits .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        11,827             10,977
Interest on short-term borrowings.  .  .  .  .  .  .  .  .  .  .  .  .           372                332
Interest on long-term debt .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           149                148
                                                                           ---------        -----------
          TOTAL INTEREST EXPENSE    .  .  .  .  .  .  .  .  .  .  .  .        12,348             11,457
                                                                           ---------        -----------
          NET INTEREST INCOME                                                 17,476             16,736
Provision for possible loan losses  .  .  .  .  .  .  .  .  .  .  .  .           219                329
                                                                           ---------        -----------
NET INTEREST INCOME after provision for
  possible loan losses  . . . .  .  .  .  .  .  .  .  .  .  .  .  .  .        17,257             16,407
OTHER INCOME
Trust department income .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           810                728
Service charges on deposit accounts .  .  .  .  .  .  .  .  .  .  .  .         1,222              1,294
Other charges and fees for customer services .  .  .  .  .  .  .  .  .         1,193                903
Gains on sales of residential mortgage loans .  .  .  .  .  .  .  .  .           184                 34
Other .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           112                333
                                                                           ---------        -----------
          TOTAL OTHER INCOME                                                   3,521              3,292


OPERATING EXPENSES
Salaries, wages and employee benefits  .  .  .  .  .  .  .  .  .  .  .         7,320              6,845
Occupancy expense .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         1,188              1,237
Equipment expense .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           833                748
Other .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         2,873              2,634
                                                                           ---------        -----------
          TOTAL OPERATING EXPENSES  .  .  .  .  .  .  .  .  .  .  .  .        12,214             11,464
                                                                           ---------        -----------
INCOME BEFORE INCOME TAXES .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         8,564              8,235
Federal income taxes .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         2,785              2,709
                                                                           ---------        -----------
          NET INCOME .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     $   5,779        $     5,526
                                                                           =========        ===========
NET INCOME PER SHARE
Basic .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     $     .54        $       .51
                                                                           =========        ===========
Diluted .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      $     .53        $       .51
                                                                           =========        ===========
CASH DIVIDENDS PER SHARE  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      $     .24        $       .20
                                                                           =========        ===========




See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Financial Position

                                                                   March 31,     December 31,     March 31,
                                                                     1998            1997            1997
                                                                 ------------   ------------    ------------
                                                                  (Unaudited)                    (Unaudited)
                                                                               (in thousands)
ASSETS
Cash and demand deposits due from banks .  .  .  .  .  .  .  .  $      83,056  $     95,794   $      90,356
Federal funds sold .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         82,650        49,750         106,700
Interest-bearing deposits with unaffiliated banks . .  .  .  .                                          998
Investment securities:
  Available for sale (at market value)  .  .  .  .  .  .  .  .        487,007       494,173         471,735
  Held to maturity (market value $263,668 at 3/31/98,
     $253,459 at 12/31/97, $204,102 at 3/31/97)  .  .  .  .  .        261,818       251,020         203,923
                                                                -------------  ------------   -------------
            Total investment securities .  .  .  .  .  .  .  .        748,825        745,193        675,658
Loans:
  Commercial .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        132,782       110,554         116,529
  Real estate construction  .  .  .  .  .  .  .  .  .  .  .  .         30,697        31,143          24,856
  Real estate mortgage.  .  .  .  .  .  .  .  .  .  .  .  .  .        526,758       536,938         513,973
  Consumer   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        168,675       166,965         144,303
                                                                -------------  ------------   -------------
            Total loans  .  .  .  .  .  .  .  .  .  .  .  .  .        858,912       845,600         799,661
  Less:  Allowance for possible loan losses.  .  .  .  .  .  .         17,548        17,359          16,865
                                                                -------------  ------------   -------------
            Net loans .  .  .  .  .  .  .  .  .  .  .  .  .  .        841,364       828,241         782,796
Premises and equipment.  .  .  .  .  .  .  .  .  .  .  .  .  .         20,189        20,416          19,481
Accrued income  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         15,292        14,573          14,883
Other assets .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         10,670        11,133          14,340
                                                                -------------  ------------   -------------
            TOTAL ASSETS                                         $  1,802,046  $  1,765,100   $   1,705,212
                                                                =============  ============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing .  .  .  .  .  .  .  .  .  .  .  .  .  .  $     238,585  $    237,763   $     213,856
  Interest bearing .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      1,276,532     1,238,078       1,223,193
                                                                -------------  ------------   -------------
            Total deposits                                          1,515,117     1,475,841       1,437,049
Short-term borrowings:
  Treasury tax and loan notes payable to the U.S. Treasury.  .          7,196        11,206          11,378
  Securities sold under agreements to repurchase .  .  .  .  .         28,340        30,990          22,106
                                                                -------------  ------------   -------------
                                                                       35,536        42,196          33,484
Interest payable and other liabilities  .  .  .  .  .  .  .  .         14,514        14,138          17,200
                                      -5-

Long-term debt  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          9,000         9,000           9,000
                                                                -------------  ------------   -------------
            Total liabilities                                       1,574,167     1,541,175       1,496,733
Shareholders' equity:
  Common stock, $10 par value:
     Authorized - 15,000,000 shares
     Issued - 10,784,040 shares, 10,753,011 shares,
        and 10,228,394 shares, respectively.  .  .  .  .  .  .        107,840       107,530         102,284
  Surplus    .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         87,222        87,086          69,702
  Retained earnings.  .  .  .  .  .  .  .  .  .  .  .  .  .  .         31,094        27,904          39,115
  Unrealized net gain (loss) on securities available for sale           1,723         1,405          (2,622)
                                                                -------------  ------------   -------------
            Total shareholders' equity                                227,879       223,925         208,479
                                                                -------------  ------------   -------------
            TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                                $   1,802,046  $  1,765,100   $   1,705,212
                                                                =============  ============   =============




See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows (Unaudited)


                                                                                THREE MONTHS ENDED
                                                                                      MARCH 31
                                                                                ------------------
                                                                               1998               1997
                                                                            -----------      ------------
  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $     5,779     $       5,526
  Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                   219               329
        Origination of loans held for sale                                      (31,828)           (4,379)
        Proceeds from sales of loans                                             32,012             4,426
        Gains on sales of loans                                                    (184)              (34)
        Gain on sale of branch office building                                                       (256)
        Provision for depreciation and amortization                                 838               771
        Net amortization of investment securities                                   145               532
        Net increase in accrued income and other assets                            (629)             (903)
        Net increase in interest payable and other liabilities                      570             3,149
                                                                            -----------      ------------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                            6,922             9,161
                                                                            -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in interest-bearing deposits with unaffiliated banks                                   136
  Proceeds from maturities of securities held to maturity                        19,724            51,255
  Purchases of securities held to maturity                                      (30,631)          (41,590)
  Proceeds from maturities of securities available for sale                      36,302            47,042
  Purchases of securities available for sale                                    (28,683)          (81,111)
  Net (increase) decrease in loans                                              (13,281)            7,763
  Proceeds from sale of branch office building                                                        900
  Purchases of premises and equipment                                              (470)             (420)
                                                                            -----------      ------------
             NET CASH USED FOR INVESTING ACTIVITIES                             (17,039)          (16,025)
                                                                            -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW accounts and
     savings accounts                                                            21,364             3,279
  Net increase in certificates of deposit and other time deposits                17,912             3,855
  Net decrease in repurchase agreements and other short-term
     borrowings                                                                  (6,660)           (3,849)


  Principal payments on long-term debt                                                             (1,000)
  Cash dividends                                                                 (2,588)           (2,148)
  Proceeds from stock purchase plan                                                  70                59
  Proceeds from exercise of stock options                                           181               146
  Repurchases of common stock                                                                        (139)
                                                                            -----------      ------------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                           30,279               203
                                                                            -----------      ------------

             NET INCREASE (DECREASE) IN CASH AND
                CASH EQUIVALENTS                                                 20,162            (6,661)
             Cash and cash equivalents at beginning of year                     145,544           203,717
                                                                            -----------      ------------
             CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   165,706      $    197,056
                                                                            ===========      ============

See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Interest paid on deposits, short-term borrowings and long-term debt       $    11,910      $     11,342
  Federal income taxes paid                                                           -                 -
---------------------------------------------------------------------------------------------------------

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 1998


NOTE A:  BASIS OF PRESENTATION    The accompanying unaudited
consolidated financial statements of Chemical Financial Corporation (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1997.

Earnings Per Share

The Corporation adopted Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS 128"), on December 31, 1997. All earnings per share amounts have been presented, and where appropriate restated, to conform to the SFAS 128 requirements. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effect of stock options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share for the Corporation is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the Corporation is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the dilutive effect of outstanding employee stock options.

The following table summarizes the number of shares used in the denominator of the basic and diluted earnings per share computations:

                                                                              THREE MONTHS ENDED
                                                                                    MARCH 31
                                                                            ----------------------
                                                                              1998          1997
                                                                            ---------     --------
                                                                                  (In thousands)
Denominator for basic earnings per share                                     10,776        10,737
                                                                             ======        ======
Denominator for diluted earnings per share                                   10,906        10,858
                                                                             ======        ======

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 1998

Comprehensive Income

As of January 1, 1998, the Corporation adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Corporation's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Corporation's investment securities available for sale, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 1998 and 1997 are as follows:

                                                                              1998            1997
                                                                            -------        --------
Net income                                                                  $ 5,779          $5,526
Unrealized net gains/(losses) on securities available for sale                  318          (2,440)
                                                                            -------         -------
  Comprehensive income                                                      $ 6,097         $ 3,086
                                                                            =======         =======

The components of accumulated other comprehensive income, net of related tax, at March 31, 1998, December 31, 1997 and March 31,
1997 are as follows:

                                                  MARCH 31         DECEMBER 31       MARCH 31
                                                    1998              1997             1997
                                                  --------         -----------       --------
Unrealized net gains/(losses) on
   securities available for sale                  $ 1,723            $ 1,405        $ (2,622)
                                                  -------            -------        --------
Accumulated comprehensive income                  $ 1,723            $ 1,405        $ (2,622)
                                                  =======            =======        ========

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 1998



NOTE B:  LOANS AND NONPERFORMING ASSETS    The following summarizes
loans and nonperforming assets at the dates indicated (in thousands of dollars):


                                                          MARCH 31        DECEMBER 31         MARCH 31
LOANS:                                                      1998              1997              1997
-----                                                   -----------     ---------------    -------------
    Commercial .  .  .  .  .  .  .  .  .  .  .  .  .  . $   132,782     $     110,554      $     108,733
    Real estate construction .  .  .  .  .  .  .  .  .       30,697            31,143             24,856
    Real estate mortgage .  .  .  .  .  .  .  .  .  .       526,758           536,938            513,973
    Consumer .  .  .  .  .  .  .  .  .  .  .  .  .  .       168,675           166,965            152,099
                                                        -----------     -------------      -------------
    Total Loans .  .  .  .  .  .  .  .  .  .  .  .  .   $   858,912     $     845,600      $     799,661
                                                        ===========     =============      =============

NONPERFORMING ASSETS:
--------------------
    Nonaccrual loans .  .  .  .  .  .  .  .  .  .  .  . $     1,890     $       1,783      $       1,585
    Loans 90 days or more past due and
      still accruing interest .  .  .  .  .  .  .  .  .       1,052             1,125                337
    Restructured loans .  .  .  .  .  .  .  .  .  .  .                            139
                                                        -----------     -------------      -------------
    Total nonperforming loans .  .  .  .  .  .  .  .  .       2,942             3,047              1,922
                                                        -----------     -------------      -------------
    Other real estate owned <F1> .  .  .  .  .  .  .  .         368               798                830
                                                        -----------     -------------      -------------
    Total nonperforming assets .  .  .  .  .  .  .  .   $     3,310     $       3,845      $       2,752
                                                        ===========     =============      =============

<F1> Other real estate owned includes properties acquired through foreclosure and by acceptance of a deed in lieu of foreclosure, and other property held for sale.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 1998


NOTE C:  ALLOWANCE FOR POSSIBLE LOAN LOSSES    The following
summarizes the changes in the allowance for possible loan losses (in thousands of dollars):

                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31
                                                                            ------------------------------
                                                                               1998               1997
                                                                            -----------      -------------
ALLOWANCE FOR POSSIBLE LOAN LOSSES
Balance as of January 1 .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   $    17,359      $      16,607
Provision for possible loan losses  .  .  .  .  .  .  .  .  .  .  .  .  .           219                329

Gross loans charged-off .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           (89)              (172)
Gross recoveries of loans previously charged-off .  .  .  .  .  .  .  .              59                101
                                                                            -----------      -------------
Net loans charged-off  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .            (30)               (71)
                                                                            -----------      -------------
Balance at March 31 .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    $    17,548      $      16,865
                                                                            ===========      =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF 0PERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

FORWARD-LOOKING STATEMENTS

This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Corporation undertakes no obligation to update, amend or clarify forward-looking statements whether as a result of new information, future events or otherwise.

Future Factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national economy. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

SUMMARY

The Corporation's net income was $5,779,000 in the first quarter of 1998, as compared to net income of $5,526,000 during the first quarter of 1997. Earnings per share in the first quarter of 1998 were $.53, compared to earnings per share of $.51 in the first quarter of 1997.

Return on average assets in the first quarter of 1998 was 1.33%, the same as during the first quarter of 1997. Return on average equity for the three months ended March 31, 1998 and March 31, 1997 was 10.44% and 10.65%, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF 0PERATIONS

Total assets were $1.802 billion as of March 31, 1998, up $37 million, or 2%, from total assets of $1.765 billion as of December 31, 1997, and up $97 million, or 5.7%, from total assets of $1.705 billion as of March 31, 1997.

Total loans increased $59.3 million, or 7.4%, from March 31, 1997, and $13.3 million, or 1.6%, from December 31, 1997 to $858.9 million as of March 31, 1998. The increase in total loans from March 31, 1997 to March 31, 1998 was attributable to increases in commercial, real estate construction and consumer loans.

Shareholders' equity increased $19.4 million, or 9.3%, from March 31, 1997, to $227.9 million as of March 31, 1998, or $21.13 per share, representing 12.6% of total assets. The increase was primarily attributable to retained net income.


RESULTS OF OPERATIONS

NET INTEREST INCOME

The Corporation's net interest income for the first quarter of 1998 was $17.48 million, a $.74 million, or 4.4%, increase over the $16.74 million recorded in the first quarter of 1997. The increase in net interest income was due primarily to a growth in noninterest bearing deposits and loans. Average noninterest bearing deposits increased $18 million, or 8.5%, in the first quarter of 1998 compared to the first quarter of 1997. Average loans increased $47.2 million, or 5.9%, in the first quarter of 1998 compared to the first quarter of 1997. For the first quarter of 1998, the net interest margin was 4.35%, compared to 4.39% in the first quarter of 1997.

OTHER INCOME

Other income increased $229,000, or 7.0%, in the first quarter of 1998 as compared to the first quarter of 1997. The Corporation's trust department income increased $82,000, or 11.3%, due to increased new business. Other charges and fees for customer services increased $316,000, or 38.3%, in the first quarter of 1998 compared to the first quarter of 1997. The majority of this increase was due to increased ATM fees, mutual fund sales, annuity sales and insurance commissions. The Corporation began selling title, property and casualty insurance products through subsidiaries of its lead affiliate bank in January

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF 0PERATIONS

1997. The Corporation realized a gain of $256,000 from the sale of a branch office building during the first quarter of 1997. This gain was recorded in the "Other" category of other income.

The Corporation realized gains on the sale of residential mortgage loans in the secondary market of $184,000 and $34,000 during the first quarter of 1998 and 1997, respectively. The significant increase in gains realized during the first quarter of 1998 was due to an increased volume in residential mortgage loans sold in the secondary market. The reduction in residential mortgage loan rates since January 1, 1998 resulted in the Corporation experiencing an increase in long-term residential mortgage loan volume from both new home purchases and mortgage loan refinancing in the first quarter of 1998. The Corporation sold $32 million of fixed rate residential mortgage loans with terms of fifteen years or greater in the secondary market during the first quarter of 1998, compared to the sale of $4 million of the same type loans during the first quarter of 1997.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses reflects management's judgment of changing economic conditions, as well as increases and other changes in the subsidiary banks' loan portfolios. It is management's policy to control loan quality through a carefully structured review of loan requests. In assessing the adequacy of the allowance for possible loan losses (the "Allowance"), management believes that its historical experience confirms, in principle, its judgment in what is essentially a subjective decision. Based upon historical experience and a constant evaluation of present and potential risks in the loan portfolios, management believes that the Allowance is adequate.
During the three months ended March 31, 1998, the Corporation added $219,000 to the Allowance through the provision for possible loan losses, compared to $329,000 during the first three months of 1997. During the first three months of 1998, the Corporation experienced net loan charge-offs of $30,000, compared to net loan charge-offs of $71,000 during the first three months of 1997.

OPERATING EXPENSES

Total operating expenses increased $750,000, or 6.5%, in the first quarter of 1998 compared to the first quarter of 1997.

Salaries, wages and employee benefits increased $475,000, or 6.9%, in the first quarter of 1998 over the first quarter of 1997. Occupancy expense and equipment expense, combined, increased $36,000, or 1.82%,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF 0PERATIONS

in the first quarter of 1998 over the first quarter of 1997. Other expense increased $239,000, or 9.1%, in the first quarter of 1998 over the first quarter of 1997.

INCOME TAX EXPENSE

The Corporation's effective federal income tax rate was 32.5% and 32.9% during the three months ended March 31, 1998 and March 31, 1997, respectively. The effective federal income tax rate is a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses.

BALANCE SHEET CHANGES

ASSET AND DEPOSIT CHANGES

Total assets increased $36.9 million, or 2.1%, from December 31, 1997 and increased $96.8 million, or 5.7%, from March 31, 1997 to $1.802 billion as of March 31, 1998. Total deposits increased $39.3 million, or 2.7%, from December 31, 1997 and increased $78.1 million, or 5.4%, from March 31, 1997 to $1.515 billion as of March 31, 1998. The increases in both assets and deposits from March 31, 1997 to March 31, 1998 were primarily attributable to a transfer of Trust Department assets out of a non-affiliated financial services organization into deposits in the Corporation's lead subsidiary bank in June 1997. Excluding the transfer of the Trust Department assets into the lead subsidiary, total deposits were approximately unchanged at March 31, 1998 compared to March 31, 1997.

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

Total loans as of March 31, 1998 were $858.9 million, as compared to $799.7 million as of March 31, 1997 and $845.6 million as of December 31, 1997. The increase in total loans from March 31, 1997 to March 31, 1998 of $59.3 million was attributable to increases in commercial, real estate construction and consumer loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF 0PERATIONS

Real estate construction and mortgage loans increased $18.6 million, or 3.5%, from March 31, 1997, and decreased $10.6 million, or 1.9%, from December 31, 1997 to $557.5 million as of March 31, 1998. The decrease in loans from December 31, 1997 was due to an increase in the amount of residential mortgage loans sold in the secondary market, resulting from the reduction in residential mortgage rates during the first quarter of 1998. The Corporation experienced an increase in the refinancing of real estate mortgages and consumers converting balloon mortgage loans to long-term fixed rate loans as a result of lower mortgage interest rates. The Corporation keeps balloon mortgage loans in its own portfolio and generally sells the long-term fixed rate residential mortgage loans in the secondary market. The Corporation sold $32 million of fixed rate residential mortgage loans, with terms of fifteen years or greater, in the secondary mortgage market in the first quarter of 1998, compared to $4 million of similar type loans sold during the first quarter of 1997. Real estate construction and mortgage loans represented 64.9%, 67.2% and 67.4% of the Corporation's loan portfolio as of March 31, 1998, December 31, 1997 and March 31, 1997, respectively.

Commercial loans increased $16.3 million, or 13.9%, from March 31, 1997, and $22.2 million, or 20.1%, from December 31, 1997 to $132.8 million as of March 31, 1998. Commercial loans represented 15.5%, 13.1% and 14.6% of the Corporation's loan portfolio as of March 31, 1998, December 31, 1997 and March 31, 1997, respectively. The increase was achieved through a concerted sales effort by the Corporation to increase commercial loans.

Consumer loans increased $24.4 million, or 16.9%, from March 31, 1997, and $1.7 million, or 1.0%, from December 31, 1997 to $168.7 million as of March 31, 1998. The increase from March 31, 1997 was the result of several consumer loan promotions which offered lower interest rates on certain types of consumer loans during the twelve month period ended March 31, 1998. These various consumer loan promotions offered loans with annual percentage rates ranging from 7.40% to 7.99% and maximum terms varying from 48 to 60 months. The Corporation has utilized special promotions to increase consumer loans during the past eight years. Consumer loans represented 19.6%, 19.7% and 18.0% of total loans as of March 31, 1998, December 31, 1997 and March 31, 1997, respectively.

The Corporation's total loan to deposit ratio as of March 31, 1998, December 31, 1997 and March 31, 1997 was 56.7%, 57.3% and 55.6%, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF 0PERATIONS

The Corporation traditionally has had a conservative loan underwriting policy.
 This is evidenced by its historically low loan losses and low ratio of nonperforming loans to total loans. For the three-month period ended March 31, 1998, the Corporation experienced net loan charge-offs of $30,000, as compared to net loan charge-offs of $71,000 during the three-month period ended March 31, 1997.

Nonperforming loans consist of loans which are past due for principal or interest payments by 90 days or more and still accruing interest, loans for which the accrual of interest has been discontinued and other loans which have been renegotiated to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $2.9 million as of March 31, 1998, $3.0 million as of December 31, 1997 and $1.9 million as of March 31, 1997, and represented .34%, .36% and .24% of total loans as of those dates, respectively.

The allowance for possible loan losses at March 31, 1998 was $17,548,000 and represented 2.04% of total loans.

LIQUIDITY

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demands and deposit withdrawals. The banking subsidiaries' primary liquidity sources consist of investment securities, those maturing within one year and those classified as available for sale, maturing loans and federal funds sold. As of March 31, 1998, the Corporation's investment securities portfolio had an average life of less than two years. In addition, at March 31, 1998, the Corporation held only
 $2.7 million in mortgage-backed securities, which represented less than one percent of the investment securities portfolio, and had no other derivatives.

CAPITAL RESOURCES

As of March 31, 1998, shareholders' equity was $227.9 million, compared to $223.9 million as of December 31, 1997 and $208.5 million as of March 31, 1997, resulting in an increase of $19.4 million, or 9.3%, from March 31, 1997. Shareholders' equity as a percentage of total assets was 12.6% as of March 31, 1998, 12.7% at December 31, 1997 and 12.2% as of March 31, 1997. Total equity included an after-tax unrealized net gain of $1.7 million as of March 31, 1998, $1,405,000 as of December 31, 1997 and an after-tax unrealized net loss of $2,622,000 as of March 31, 1997, on investment securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF 0PERATIONS

A statement of changes in shareholders' equity covering the three-month periods ended March 31, 1998 and March 31, 1997 follows:

                                                                                  THREE MONTHS ENDED
                                                                                        MARCH 31
                                                                           -------------------------------
                                                                               1998               1997
                                                                           ------------      -------------
Total shareholders' equity as of January 1,                                $    223,925      $     207,269
   Net income                                                                     5,779              5,526
   Dividends                                                                     (2,588)            (2,148)
   Shares issued upon exercise of employee stock options                            181                146
   Shares issued from director stock purchase plan                                  264                265
   Repurchases of common stock                                                                        (139)
   Change in unrealized gains and losses on securities
      available for sale                                                            318             (2,440)
                                                                           ------------      -------------
Total shareholders' equity as of end of period                             $    227,879      $     208,479
                                                                           ============      =============



The following table represents the Corporation's regulatory capital ratios as of March 31, 1998:

                                                                                 TIER 1            TOTAL
                                                                               RISK-BASED       RISK-BASED
                                                              LEVERAGE           CAPITAL          CAPITAL
                                                          ---------------     --------------    ----------
Chemical Financial Corporation - actual ratio                  12.6%               30.0%            31.3%
Regulatory Minimum Ratio                                        3.0                 4.0              8.0
Ratio considered "well capitalized" by
   regulatory agencies                                          5.0                 6.0             10.0


The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at March 31, 1998 are high due to the Corporation holding $637 million in investment securities and other assets which are assigned a 0% risk rating, $262 million in assets which are assigned a 20% risk rating and $448 million in residential real estate mortgages and other assets which are assigned a 50% risk rating.
                                      -20-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF 0PERATIONS

These three risk ratings (0%, 20% and 50%) represent 73% of the Corporation's total risk-based assets (including off-balance sheet items) as of March 31, 1998.

OTHER

The Corporation paid a 5% stock dividend on December 30, 1997. All per share amounts have been adjusted for this stock dividend.

There are currently no known trends, events or uncertainties that management believes may be reasonably expected to have a material effect on the Corporation's liquidity, capital resources or financial performance.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained under the caption "Liquidity and Interest Sensitivity" on pages 37 through 41 (inclusive) of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997 is here incorporated by reference. Such Annual Report was previously filed as Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

The Corporation does not believe that there has been a material change in the nature or categories of the Corporation's primary market risk exposures, or the particular markets that present the primary risk of loss to the Corporation. As of the date of this report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Corporation manages its primary market risk exposures, as described in the sections of its Annual Report to Shareholders incorporated by reference in response to this item, have not changed materially during the current year. As of the date of this report, the Corporation does not expect to make material changes in those methods in the near term. The Corporation may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

The Corporation's market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships are primarily determined by market factors which are beyond the Corporation's control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned "Forward-Looking Statements" in Item 2 of this report for a discussion of the limitations on the Corporation's responsibility for such statements. In this discussion, "near term" means a period of one year following the date of the most recent statement of financial position contained in this report.

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

                3.2 BYLAWS. Previously filed as Exhibit 4(b) to the Registrant's Form S-8 Registration Statement No. 33-47356 filed with the Commission on April 28, 1992.
                      Here incorporated by reference.

                 27   FINANCIAL DATA SCHEDULE.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHEMICAL FINANCIAL CORPORATION


Date:    May 12, 1998              By /S/ALOYSIUS J. OLIVER
                                      Aloysius J. Oliver
                                      Chief Executive Officer and
                                        President
                                      (Principal Executive Officer)


Date:    May 12, 1998              By /S/LORI A. GWIZDALA
                                      Lori A. Gwizdala
                                      Senior Vice President, Chief
                                        Financial Officer and Treasurer
                                      (Principal Financial and Accounting
                                        Officer)

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

  27           FINANCIAL DATA SCHEDULE.