Form 10-Q
period 1998-06-30
CHEMICAL FINANCIAL CORP
filed 1998-08-12
CIK 19612

===========================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

---------------------------------------------------------------------------

(MARK ONE)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998, OR

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

The number of shares outstanding of the Registrant's Common Stock, $1.00 par value, as of July 31, 1998, was 10,791,298 shares.

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

          Consolidated Statement of Income for the Three and
               Six Months Ended June 30, 1998 and June 30, 1997           3

          Consolidated Statement of Financial Position as of
               June 30, 1998, December 31, 1997 and June 30, 1997         4

          Consolidated Statement of Cash Flows for the Six
               Months Ended June 30, 1998 and June 30, 1997               5

          Notes to Consolidated Financial Statements                    6-9

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    10-17

Item 3.   Quantitative and Qualitative Disclosures About Market
               Risk                                                      18


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                      19

Item 4.   Submission of Matters to a Vote of Security Holders            20

Item 6.   Exhibits and Reports on Form 8-K                               21




SIGNATURES                                                               22

                      PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

              CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
               Consolidated Statement of Income (Unaudited)
                                                                 QUARTER ENDED          SIX MONTHS ENDED
                                                                    JUNE 30                 JUNE 30
                                                               -------------------     -------------------
                                                                1998        1997        1998        1997
                                                                ----        ----        ----        ----
                                                                (In thousands, except per share amounts)
INTEREST INCOME
Interest and fees on loans .  .  .  .  .  .  .  .  .  .  .     $18,531     $17,259     $36,479     $33,993
Interest on investment securities:
  Taxable.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      10,365      10,058      20,684      19,704
  Tax-exempt.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         523         541       1,075       1,082
                                                               -------     -------     -------     -------
          TOTAL INTEREST ON SECURITIES .  .  .  .  .  .  .      10,888      10,599      21,759      20,786
Interest on federal funds sold.  .  .  .  .  .  .  .  .  .       1,041       1,225       2,046       2,477
Interest on deposits with unaffiliated banks .  .  .  .  .                      13                      33
                                                               -------     -------     -------     -------
          TOTAL INTEREST INCOME  .  .  .  .  .  .  .  .  .      30,460      29,096      60,284      57,289
INTEREST EXPENSE
Interest on deposits .  .  .  .  .  .  .  .  .  .  .  .  .      11,980      11,404      23,807      22,381
Interest on short-term borrowings.  .  .  .  .  .  .  .  .         316         302         688         634
Interest on long-term debt .  .  .  .  .  .  .  .  .  .  .         151         144         300         292
                                                               -------     -------     -------     -------
          TOTAL INTEREST EXPENSE .  .  .  .  .  .  .  .  .      12,447      11,850      24,795      23,307
                                                               -------     -------     -------     -------
          NET INTEREST INCOME .  .  .  .  .  .  .  .  .  .      18,013      17,246      35,489      33,982
Provision for possible loan losses  .  .  .  .  .  .  .  .         260         219         479         548
                                                               -------     -------     -------     -------
NET INTEREST INCOME after provision for
 possible loan losses.  .  .  .  .  .  .  .  .  .  .  .  .      17,753      17,027      35,010      33,434
OTHER INCOME
Trust department income .  .  .  .  .  .  .  .  .  .  .  .         963         851       1,773       1,579
Service charges on deposit accounts .  .  .  .  .  .  .  .       1,451       1,338       2,673       2,632
Other charges and fees for customer services .  .  .  .  .         977         871       2,030       1,698
Gains on sales of loans .  .  .  .  .  .  .  .  .  .  .  .         322          45         506          79
Other .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         266         147         518         556
                                                               -------     -------     -------     -------
          TOTAL OTHER INCOME  .  .  .  .  .  .  .  .  .  .       3,979       3,252       7,500       6,544



OPERATING EXPENSES
Salaries, wages and employee benefits  .  .  .  .  .  .  .       7,328       6,962      14,648      13,807
Occupancy expense .  .  .  .  .  .  .  .  .  .  .  .  .  .       1,162       1,182       2,350       2,419
Equipment expense .  .  .  .  .  .  .  .  .  .  .  .  .  .         803         848       1,636       1,596
Other .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       3,231       2,958       6,104       5,592
                                                               -------     -------     -------     -------
          TOTAL OPERATING EXPENSES  .  .  .  .  .  .  .  .      12,524      11,950      24,738      23,414
                                                               -------     -------     -------     -------
INCOME BEFORE INCOME TAXES .  .  .  .  .  .  .  .  .  .  .       9,208       8,329      17,772      16,564
Federal income taxes .  .  .  .  .  .  .  .  .  .  .  .  .       3,029       2,705       5,814       5,414
                                                               -------     -------     -------     -------
          NET INCOME .  .  .  .  .  .  .  .  .  .  .  .  .     $ 6,179     $ 5,624     $11,958     $11,150
                                                               =======     =======     =======     =======

NET INCOME PER SHARE
Basic .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     $   .57     $   .53     $  1.11     $  1.04
                                                               =======     =======     =======     =======
Diluted  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     $   .57     $   .52     $  1.10     $  1.03
                                                               =======     =======     =======     =======

CASH DIVIDENDS PER SHARE.  .  .  .  .  .  .  .  .  .  .  .     $   .24     $   .20     $   .48     $   .40
                                                               =======     =======     =======     =======

See accompanying notes to consolidated financial statements.

              CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
               Consolidated Statement of Financial Position
                                                                   JUNE 30,     DECEMBER 31,     JUNE 30,
                                                                     1998           1997           1997
                                                                  ----------    ------------    ----------
                                                                  (Unaudited)                   (Unaudited)
                                                                               (in thousands)
ASSETS
Cash and demand deposits due from banks .  .  .  .  .  .  .  .    $   90,963     $   95,794     $  107,287
Federal funds sold .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       102,750         49,750         84,850
Investment securities:
  Available for sale (at market value)  .  .  .  .  .  .  .  .       462,102        494,173        454,236
  Held to maturity (market value $238,085 at 6/30/98,
     $253,459 at 12/31/97, $275,557 at 6/30/97)  .  .  .  .  .       235,526        251,020        274,230
                                                                  ----------     ----------     ----------
            Total investment securities .  .  .  .  .  .  .  .       697,628        745,193        728,466
Loans:
  Commercial .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       134,782        110,554        113,778
  Real estate construction  .  .  .  .  .  .  .  .  .  .  .  .        31,166         31,143         25,097
  Real estate mortgage.  .  .  .  .  .  .  .  .  .  .  .  .  .       532,011        536,938        523,327
  Consumer   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       190,029        166,965        152,189
                                                                  ----------     ----------     ----------
            Total loans  .  .  .  .  .  .  .  .  .  .  .  .  .       887,988        845,600        814,391
  Less:  Allowance for possible loan losses.  .  .  .  .  .  .        17,776         17,359         17,081
                                                                  ----------     ----------     ----------
            Net loans .  .  .  .  .  .  .  .  .  .  .  .  .  .       870,212        828,241        797,310
Premises and equipment.  .  .  .  .  .  .  .  .  .  .  .  .  .        19,704         20,416         19,269
Accrued income  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        14,381         14,573         14,672
Other assets .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        10,494         11,133         13,002
                                                                  ----------     ----------     ----------
            TOTAL ASSETS .  .  .  .  .  .  .  .  .  .  .  .  .    $1,806,132     $1,765,100     $1,764,856
                                                                  ==========     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing .  .  .  .  .  .  .  .  .  .  .  .  .  .    $  248,585     $  237,763     $  227,665
  Interest bearing .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     1,257,131      1,238,078      1,260,547
                                                                  ----------     ----------     ----------
            Total deposits  .  .  .  .  .  .  .  .  .  .  .  .     1,505,716      1,475,841      1,488,212
Short-term borrowings:
  Treasury tax and loan notes payable to the U.S. Treasury.  .        11,571         11,206         11,941
  Securities sold under agreements to repurchase .  .  .  .  .        32,225         30,990         26,280
                                                                  ----------     ----------     ----------
                                                                      43,796         42,196         38,221


Interest payable and other liabilities  .  .  .  .  .  .  .  .        15,997         14,138         15,558
Long-term debt  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         9,000          9,000          9,000
                                                                  ----------     ----------     ----------
            Total liabilities  .  .  .  .  .  .  .  .  .  .  .     1,574,509      1,541,175      1,550,991
Shareholders' equity:
  Common stock, $1 par value ($10 par value at 12/31/97
        and 6/30/97):
     Authorized - 18,000,000 shares (15,000,000
        at 12/31/97 and 6/30/97)
     Issued - 10,789,208 shares, 10,753,011 shares,
        and 10,227,094 shares, respectively.  .  .  .  .  .  .        10,789        107,530        102,271
  Surplus    .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       184,339         87,086         69,599
  Retained earnings.  .  .  .  .  .  .  .  .  .  .  .  .  .  .        34,684         27,904         42,591
  Unrealized net gain (loss) on securities available for sale.         1,811          1,405           (596)
                                                                  ----------     ----------     ----------
            Total shareholders' equity  .  .  .  .  .  .  .  .       231,623        223,925        213,865
                                                                  ----------     ----------     ----------
            TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY  .  .  .  .  .  .  .  .  .  .    $1,806,132     $1,765,100     $1,764,856
                                                                  ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

              CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
             Consolidated Statement of Cash Flows (Unaudited)
                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30
                                                                               --------------------------
                                                                                 1998              1997
                                                                               --------          --------
                                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $ 11,958          $ 11,150
  Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                   479               548
        Origination of loans held for sale                                      (51,163)          (11,437)
        Proceeds from sales of loans                                             51,510            11,516
        Gains on sales of loans                                                    (506)              (79)
        Gain on sale of branch office building                                                       (256)
        Provision for depreciation and amortization                               1,678             1,563
        Net amortization of investment securities                                   276               994
        Net (increase) decrease in accrued income and other assets                  716              (467)
        Net increase in interest payable and other liabilities                    1,945             1,439
                                                                               --------          --------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                           16,893            14,971
                                                                               --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in interest-bearing deposits with unaffiliated banks                                 1,134
  Proceeds from maturities of securities held to maturity                        78,254            81,929
  Purchases of securities held to maturity                                      (61,726)         (142,699)
  Proceeds from maturities of securities available for sale                      93,794            81,659
  Purchases of securities available for sale                                    (62,408)          (95,447)
  Net increase in loans                                                         (42,641)           (7,075)
  Proceeds from sale of branch office building                                                        900
  Purchases of premises and equipment                                              (684)             (859)
                                                                               --------          --------
             NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                 4,589           (80,458)
                                                                               --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW accounts and
     savings accounts                                                            38,158            47,045
  Net increase (decrease) in certificates of deposit and other time deposits     (8,283)           11,252
  Net increase in repurchase agreements and other short-term
     borrowings                                                                   1,600               888
  Principal payments on long-term debt                                                             (1,000)

  Cash dividends paid                                                            (5,177)           (4,296)
  Proceeds from stock purchase plan                                                 142               127
  Proceeds from exercise of stock options                                           247               163
  Repurchases of common stock                                                                        (272)
                                                                               --------          --------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                           26,687            53,907
                                                                               --------          --------

             NET INCREASE (DECREASE) IN CASH AND
                CASH EQUIVALENTS                                                 48,169           (11,580)
             Cash and cash equivalents at beginning of year                     145,544           203,717
                                                                               --------          --------
             CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $193,713          $192,137
                                                                               ========          ========

See accompanying notes to consolidated financial statements.

-----------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Interest paid on deposits, short-term borrowings and long-term debt          $ 24,508         $  23,244
  Federal income taxes paid                                                       6,580             5,710
-----------------------------------------------------------------------------------------------------------

              CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               JUNE 30, 1998


NOTE A:  BASIS OF PRESENTATION    The accompanying unaudited consolidated
financial statements of Chemical Financial Corporation (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

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

The following table summarizes the number of shares used in the denominator of the basic and diluted earnings per share computations:

              CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               JUNE 30, 1998


                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                JUNE 30                     JUNE 30
                                                         ---------------------        --------------------
                                                          1998           1997          1998          1997
                                                          ----           ----          ----          ----
                                                             (In thousands)               (In thousands)
Denominator for basic earnings per share                 10,786         10,738        10,781        10,737
                                                         ======         ======        ======        ======
Denominator for diluted earnings per share               10,909         10,858        10,908        10,859
                                                         ======         ======        ======        ======

COMPREHENSIVE INCOME

As of January 1, 1998, the Corporation adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Corporation's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Corporation's investment securities available for sale, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

The components of comprehensive income, net of related tax, for the six-month periods ended June 30, 1998 and 1997 are as follows:

                                                                          SIX MONTHS ENDED
                                                                       ----------------------
                                                                        1998           1997
                                                                       -------        -------
Net income                                                             $11,958        $11,150
Unrealized net gains/(losses) on securities available for sale             406           (414)
                                                                       -------        -------
Comprehensive income                                                   $12,364        $10,736
                                                                       =======        =======

              CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               JUNE 30, 1998


The components of accumulated other comprehensive income, net of related tax, at June 30, 1998, December 31, 1997 and June 30, 1997 are as follows:

                                         JUNE 30,      DECEMBER 31,       JUNE 30,
                                           1998            1997             1997
                                         --------      ------------       --------
Unrealized net gains/(losses) on
   securities available for sale          $1,811          $1,405           $(596)
                                          ------          ------           -----
Accumulated other comprehensive
   income/(loss)                          $1,811          $1,405           $(596)
                                          ======          ======           =====

OTHER

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued in June 1998. SFAS 133 is effective for all fiscal quarters beginning after June 15, 1999. SFAS 133 standardizes the accounting for derivative instruments embedded in other contracts by requiring the recognition of those items as assets or liabilities in the statement of financial position and measuring them at fair value. SFAS 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (b) the earnings effect of the hedged forecasted transaction. The adoption of SFAS 133 is currently expected to have no effect on the financial position, liquidity or results of operations of the Corporation. As of June 30, 1998, the Corporation held no derivative financial instruments.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

              CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               JUNE 30, 1998


NOTE B:  LOANS AND NONPERFORMING ASSETS    The following summarizes loans
and nonperforming assets at the dates indicated (in thousands of dollars):

                                                            JUNE 30,     DECEMBER 31,     JUNE 30,
                                                              1998           1997           1997
                                                            --------     ------------     --------
LOANS:
    Commercial.  .  .  .  .  .  .  .  .  .  .  .  .  .      $134,782       $110,554       $113,778
    Real estate construction .  .  .  .  .  .  .  .  .        31,166         31,143         25,097
    Real estate mortgage  .  .  .  .  .  .  .  .  .  .       532,011        536,938        523,327
    Consumer  .  .  .  .  .  .  .  .  .  .  .  .  .  .       190,029        166,965        152,189
                                                            --------       --------       --------
    Total Loans  .  .  .  .  .  .  .  .  .  .  .  .  .      $887,988       $845,600       $814,391
                                                            ========       ========       ========

NONPERFORMING ASSETS:
    Nonaccrual loans.  .  .  .  .  .  .  .  .  .  .  .      $  1,737       $  1,783       $  1,689
    Loans 90 days or more past due and
      still accruing interest.  .  .  .  .  .  .  .  .         1,389          1,125            956
    Restructured loans .  .  .  .  .  .  .  .  .  .  .            51            139
                                                            --------       --------       --------
    Total nonperforming loans.  .  .  .  .  .  .  .  .         3,177          3,047          2,645
                                                            --------       --------       --------
    Other real estate owned <F1>.  .  .  .  .  .  .  .           478            798            774
                                                            --------       --------       --------
    Total nonperforming assets  .  .  .  .  .  .  .  .      $  3,655       $  3,845       $  3,419
                                                            ========       ========       ========

<F1> Other real estate owned includes properties acquired through foreclosure and by acceptance of a deed in lieu of foreclosure, and other property held for sale.

              CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               JUNE 30, 1998


NOTE C:  ALLOWANCE FOR POSSIBLE LOAN LOSSES    The following summarizes the
changes in the allowance for possible loan losses (in thousands of dollars):

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30
                                                                        -----------------------
                                                                         1998            1997
                                                                        -------         -------
ALLOWANCE FOR POSSIBLE LOAN LOSSES
Balance as of January 1 .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     $17,359         $16,607
Provision for possible loan losses  .  .  .  .  .  .  .  .  .  .  .         479             548

Gross loans charged-off .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        (247)           (272)
Gross recoveries of loans previously charged-off.  .  .  .  .  .  .         185             198
                                                                        -------         -------
Net loans charged-off.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         (62)            (74)
                                                                        -------         -------

Balance at June 30.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     $17,776         $17,081
                                                                        =======         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

FORWARD-LOOKING STATEMENTS

This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and the Corporation itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Future Factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their abilities to repay loans; and changes in the national economy. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. Furthermore, the Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

SUMMARY

The Corporation's net income was $6,179,000 in the second quarter of 1998, as compared to net income of $5,624,000 during the second quarter of 1997. Earnings per share in the second quarter of 1998 were $.57, compared to earnings per share of $.52 in the second quarter of 1997.

Return on average assets in the second quarter of 1998 was 1.38%, as compared to 1.32% during the second quarter of 1997. Return on average equity for the three months ended June 30, 1998 and June 30, 1997 was 10.9% and 10.6%, respectively.

The Corporation's net income was $11,958,000 for the first six months of 1998, compared to net income of $11,150,00 during the first six months of 1997. Earnings per share for the six months ended June 30, 1998 were $1.10, compared to earnings per share of $1.03 for the first six months of 1997.

Return on average assets for the first six months of 1998 was 1.35%, compared to a return on average assets of 1.32% for the first six months of 1997. Return on average equity for the six- month periods ended June 30, 1998 and June 30, 1997 was 10.7% and 10.6%, respectively.

Total assets were $1.806 billion as of June 30, 1998, up $41 million, or 2.3%, from total assets of $1.765 billion as of both December 31, 1997 and June 30, 1997.

Total loans increased $73.6 million, or 9.0%, from June 30, 1997, and $42.4 million, or 5.0%, from December 31, 1997 to $888 million as of June 30, 1998. The increase in total loans from both June 30, 1997 and December 31, 1997 to June 30, 1998 was primarily attributable to increases in commercial and consumer loans.

Shareholders' equity increased $17.8 million, or 8.3%, from June 30, 1997, to $231.6 million as of June 30, 1998, or $21.47 per share, representing 12.8% of total assets. The increase was primarily attributable to retained net income.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The Corporation's net interest income for the second quarter of 1998 was $18.01 million, a $.77 million, or 4.4%, increase over the $17.25 million recorded in the second quarter of 1997. The increase in net interest income was due primarily to a growth in loans and noninterest bearing deposits. Average noninterest bearing deposits increased $28.8 million, or 13.3%, in the second quarter of 1998 compared to the second quarter of 1997. Average loans increased $69.8 million, or 8.6%, in the second quarter of 1998 compared to the second quarter of 1997. For the second quarter of 1998, the net interest margin was 4.36%, compared to 4.39% in the second quarter of 1997.

Net interest income was $35.49 million for the six months ended June 30, 1998, a $1.51 million, or 4.4%, increase over the $33.98 million recorded for the same period in 1997. The net interest margin was 4.36% and 4.39% during the six months ended June 30, 1998 and 1997, respectively.

OTHER INCOME

Other income increased $727,000, or 22.4%, in the second quarter of 1998 as compared to the second quarter of 1997 and $956,000 in the first six months of 1998 as compared to the first six months of 1997. The Corporation's trust department income increased $112,000, or 13.2%, in the second quarter and $194,000, or 12.3%, in the first six months of 1998 compared to the comparable periods in 1997 due to a combination of increased fees and new business. Service charges on deposit accounts increased $113,000, or 8.4%, in the second quarter of 1998 and $41,000, or 1.6%, in the first six months of 1998 compared to the comparable periods in 1997. Other charges and fees for customer services increased $106,000, or 12.2%, in the second quarter of 1998 compared to the second quarter of 1997 and $332,000, or 19.6%, during the first six months of 1998 compared to the first six months 1997. The majority of the increases in other charges and fees during 1998 was attributable to increased ATM fees.

The Corporation realized gains on the sale of residential mortgage loans in the secondary market of $322,000 during the second quarter and $506,000 during the first six months of 1998, compared to $45,000 during the second quarter and $79,000 during the first six months of 1997, respectively. The continued reduction in residential mortgage loan rates since January 1, 1998 resulted in the Corporation experiencing an increase in long-term residential mortgage loan volume from both new home purchases and mortgage loan refinancing in the second quarter and first six months of 1998. The Corporation sold fixed rate residential mortgage loans with terms of fifteen years or greater in the secondary market totaling $19 million during the second quarter and $52 million during the first six months of 1998, compared to $7 million during the second quarter and $11 million during the first six months of 1997, respectively.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses reflects management's judgment of changing economic conditions, as well as increases and other changes in the subsidiary banks' loan portfolios. It is management's policy to control loan quality through a carefully structured review of loan requests. In assessing the adequacy of the allowance for possible loan losses (the "Allowance"), management believes that its historical experience confirms, in principle, its judgment in what is essentially a subjective decision.
Based upon historical experience and a constant evaluation of present and potential risks in the loan portfolios, management believes that the Allowance is adequate. During the three and six months ended June 30, 1998, the Corporation added $260,000 and $479,000, respectively, to the Allowance through the provision for possible loan losses, compared to $219,000 and $548,000, respectively, during the comparable periods in 1997. Net loan charge-offs during the three and six months periods ended June 30, 1998 were $32,000 and $62,000, respectively, compared to net loan charge-offs of $3,000 and $74,000, respectively, during the comparable periods in 1997.

OPERATING EXPENSES

Total operating expenses increased $574,000, or 4.8%, in the second quarter of 1998 compared to the second quarter of 1997 and $1,324,000, or 5.7%, in the first six months of 1998 compared to the first six months of 1997.

Salaries, wages and employee benefits increased $366,000, or 5.3%, in the second quarter of 1998 over the second quarter of 1997 and $841,000, or 6.1%, in the first six months of 1998 over the first six months of 1997. Occupancy expense and equipment expense, combined, decreased $65,000, or 3.2%, and $29,000, or .7%, during the second quarter and first six months of 1998 compared to the second quarter and first six months of 1997, respectively. Other operating expenses increased $273,000, or 9.2%, in the second quarter of 1998 compared to the second quarter of 1997 and $512,000, or 9.2%, during the first six months of 1998 compared to the first six months of 1997. Other operating expenses have increased at a higher percentage than the Corporation's other categories of operating expenses in 1998 due to increased expenses incurred in conjunction with the Corporation's computer software conversion and higher advertising expenses incurred in conjunction with the consumer loan promotions.

INCOME TAX EXPENSE

The Corporation's effective federal income tax rate was 32.9% and 32.7%, respectively, during the three and six months ended June 30, 1998, compared to 32.5% and 32.7%, respectively, during these same periods in 1997. The effective federal income tax rate is a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses.

BALANCE SHEET CHANGES

ASSET AND DEPOSIT CHANGES

Total assets increased $41 million, or 2.3%, from December 31, 1997 and increased $41.3 million, or 2.3%, from June 30, 1997 to $1.806 billion as of June 30, 1998. Total deposits increased $29.9 million, or 2.0%, from December 31, 1997 and increased $17.5 million, or 1.2%, from June 30, 1997 to $1.506 billion as of June 30, 1998.

LOANS

The Corporation's subsidiary banks are generally located in rural communities, where the demand for commercial loans that meet the Corporation's credit standards historically has not been high, resulting in the commercial loan portfolio representing the smallest segment of the Corporation's total loan portfolio. The Corporation's philosophy is such that it will neither compromise on loan quality nor make loans outside its banking markets to increase its loan portfolio. The Corporation does not generally purchase participation loans, which is a method utilized by many financial institutions to increase the size of their loan portfolios.

Total loans as of June 30, 1998 were $888 million, as compared to $814.4 million as of June 30, 1997 and $845.6 million as of December 31, 1997. The increase in total loans from June 30, 1997 and December 31, 1997 to June 30, 1998 of $73.6 million, or 9%, and $42.4 million, or 5%, respectively, was primarily attributable to increases in commercial and consumer loans.

Commercial loans increased $21 million, or 18.5%, from June 30, 1997, and $24.2 million, or 21.9%, from December 31, 1997 to $134.8 million as of June 30, 1998. The growth in commercial loans was achieved through an increased sales effort by the Corporation to increase commercial loans as a percentage of total loans. Commercial loans represented 15.2%, 13.1% and 14.0% of the Corporation's loan portfolio as of June 30, 1998, December 31, 1997 and June 30, 1997, respectively.

Real estate construction and mortgage loans increased $14.8 million, or 2.7%, from June 30, 1997, and decreased $4.9 million, or .9%, from December 31, 1997 to $563.2 million as of June 30, 1998. The decrease in these loans from December 31, 1997 was the result of an increase in the refinancing of real estate mortgages and consumers converting balloon mortgage loans to long-term fixed rate loans as a result of lower mortgage interest rates.
The Corporation keeps balloon mortgage loans in its own portfolio and generally sells in the secondary market the long-term fixed rate residential mortgage loans it originates. The Corporation sold $52 million of fixed rate residential mortgage loans, with terms of fifteen years or greater, in the secondary mortgage market in the first six months of 1998, compared to $11 million of similar type loans sold during the first six months of 1997. Real estate construction and mortgage loans represented 63.4%, 67.2% and 67.3% of the Corporation's loan portfolio as of June 30, 1998, December 31, 1997 and June 30, 1997, respectively.

Consumer loans increased $37.8 million, or 24.9%, from June 30, 1997, and $23.1 million, or 13.8%, from December 31, 1997 to $190 million as of June 30, 1998. The increases from December 31, 1997 and June 30, 1997 were the result of several consumer loan promotions that offered lower interest rates on certain types of consumer loans during the twelve month period ended June 30, 1998. These various consumer loan promotions offered loans with annual percentage rates ranging from 7.40% to 7.99% and maximum terms varying from 48 to 60 months. The Corporation has utilized special promotions to increase consumer loans during the past eight years. Consumer loans represented 21.4%, 19.7% and 18.7% of total loans as of June 30, 1998, December 31, 1997 and June 30, 1997, respectively.

The Corporation's total loan to deposit ratio as of June 30, 1998, December 31, 1997 and June 30, 1997 was 59.0%, 57.3% and 54.7%, respectively.

The Corporation traditionally has had a conservative loan underwriting policy. This is evidenced by its historically low loan losses and low ratio of nonperforming loans to total loans. During the three and six months ended June 30, 1998, the Corporation experienced net loan charge-offs of $32,000 and $62,000, respectively. The Corporation had net loan charge-offs of $3,000 and $74,000, respectively, during the comparable periods in 1997.

Nonperforming loans consist of loans that are past due for principal or interest payments by 90 days or more and still accruing interest, loans for which the accrual of interest has been discontinued and other loans that have been renegotiated to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $3.2 million as of June 30, 1998, $3.0 million as of December 31, 1997 and $2.6 million as of June 30, 1997, and represented .36%, .36% and .32% of total loans as of those dates, respectively.

The allowance for possible loan losses at June 30, 1998 was $17,776,000 and represented 2.00% of total loans, compared to $17,359,000, or 2.05% of total loans at December 31, 1997 and $17,081,000, or 2.07% of total loans at June 30, 1997.

LIQUIDITY

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demands and deposit withdrawals. The banking subsidiaries' primary liquidity sources consist of investment securities, those maturing within one year and those classified as available for sale, maturing loans and federal funds sold.
As of June 30, 1998, the Corporation's investment securities portfolio had an average life of less than two years. In addition, at June 30, 1998, the Corporation held only $2.4 million in mortgage-backed securities, which represented less than one percent of the investment securities portfolio, and had no derivative financial instruments.

CAPITAL RESOURCES

As of June 30, 1998, shareholders' equity was $231.6 million, compared to $223.9 million as of December 31, 1997 and $213.9 million as of June 30, 1997, resulting in an increase of $7.7 million, or 3.4%, from December 31, 1997 and $17.8 million, or 8.3%, from June 30, 1997. Shareholders' equity as a percentage of total assets was 12.8% as of June 30, 1998, 12.7% as of December 31, 1997 and 12.1% as of June 30, 1997. Total equity included an after-tax unrealized net gain of $1.8 million as of June 30, 1998, $1.4 million as of December 31, 1997 and an after-tax unrealized net loss of $596,000 as of June 30, 1997, on investment securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

A statement of changes in shareholders' equity covering the six-month periods ended June 30, 1998 and June 30, 1997 follows (in thousands of dollars):

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30
                                                                   --------------------------
                                                                     1998              1997
                                                                   --------          --------
Total shareholders' equity as of January 1,                        $223,925          $207,269
   Net income                                                        11,958            11,150
   Dividends                                                         (5,177)           (4,296)
   Shares issued upon exercise of employee stock options                247               163
   Shares issued under director stock purchase plan                     264               265
   Repurchases of common stock                                                           (272)
   Change in unrealized gains and losses on securities
      available for sale                                                406              (414)
                                                                   --------          --------
Total shareholders' equity as of end of period                     $231,623          $213,865
                                                                   ========          ========

The following table represents the Corporation's regulatory capital ratios as of June 30, 1998:

                                                                      TIER 1          TOTAL
                                                                     RISK-BASED     RISK-BASED
                                                       LEVERAGE       CAPITAL        CAPITAL
                                                       --------      ----------     ----------
Chemical Financial Corporation - actual ratio           12.6%          28.2%          29.4%
Regulatory minimum ratio                                 3.0            4.0             8.0
Ratio considered "well capitalized" by
   regulatory agencies                                   5.0            6.0            10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at June 30, 1998 are high due to the Corporation holding $566 million in investment securities and other assets that are assigned a 0% risk rating, $290 million in assets that are assigned a 20% risk rating and $462 million in residential real estate mortgages and other assets that are assigned a 50% risk rating. These three risk ratings (0%, 20% and 50%) represent 71% of the Corporation's total risk-based assets (including off-balance sheet items) as of June 30, 1998.

OTHER

The Corporation paid a 5% stock dividend on December 30, 1997. All per share amounts have been adjusted for this stock dividend.

There are currently no known trends, events or uncertainties that management believes may be reasonably expected to have a material effect on the Corporation's liquidity, capital resources or financial performance.


YEAR 2000 COMPLIANCE

The Corporation has completed an analysis of its hardware and software systems to determine whether those systems will properly recognize and account for the year 2000. As described in greater detail in the Corporation's 1997 Annual Report to Shareholders, the Corporation has now completed the conversion of its core operating system to a new system that has been certified by the vendor to be year 2000 compliant. The Corporation also purchased a new mainframe computer in 1997, which was capitalized. Management currently anticipates that the remaining costs of analysis, conversion, hardware and software purchases, associated reprogramming and other remedial actions will not exceed $750,000 for the remaining eighteen-month period ending December 31, 1999, and that a majority of these costs will relate to hardware purchases and will be capitalized. Management believes that, as of June 30, 1998 (i) the conversion of the core operating system software had been completed, but that additional testing will be required; (ii) the core operating system represents approximately 85% of the Corporation's "mission critical" systems; and (iii) all "mission critical" systems and software are scheduled to be renovated by December 31, 1998.


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

                        PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 20, 1998, the Corporation's shareholders approved an amendment to the Corporation's Restated Articles of Incorporation increasing the number of authorized shares of common stock, $10.00 par value per share ("Common Stock"), from 15 million to 18 million shares.

All of the additional shares resulting from the increase in the Corporation's authorized Common Stock are of the same class, with the same dividend, voting and liquidation rights, as the shares of Common Stock previously outstanding.

The newly authorized shares are unreserved and available for issuance. No further shareholder authorization is required prior to the issuance of such shares by the Corporation. Shareholders have no preemptive rights to acquire shares issued by the Corporation under its Restated Articles of Incorporation, and shareholders did not acquire any such rights with respect to such additional shares under the amendment to the Corporation's Restated Articles of Incorporation. Under some circumstances, the issuance of additional shares of Common Stock could dilute the voting rights, equity and earnings per share of existing shareholders.

On April 20, 1998, the Corporation's shareholders also approved an amendment to the Corporation's Restated Articles of Incorporation reducing the par value of the Common Stock from $10.00 per share to $1.00 per share. The concept of par value no longer has any legal significance under the Michigan Business Corporation Act, as amended. The purpose of the amendment was to enhance the comparability of the financial and other information reported by the Corporation and its industry peers.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation's annual meeting of shareholders was held April 20, 1998. At that meeting, in addition to the election of directors and procedural matters, the shareholders considered and voted upon proposals to amend the Corporation's Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 15 million to 18 million shares and to reduce the par value of the Common Stock from $10.00 per share to $1.00 per share. All directors of the Corporation were standing for election at the meeting. The directors were elected and the proposals were approved by the following votes:

ELECTION OF DIRECTORS                                    VOTES CAST
                                                ----------------------------
                                                                                    BROKER
ALL NOMINEES FOR DIRECTOR WERE ELECTED:            FOR              WITHHELD       NON-VOTES
--------------------------------------             ---              --------       ---------
James A. Currie                                 8,971,552            43,697            0
Michael L. Dow                                  8,977,704            37,545            0
Terence F. Moore                                8,978,629            36,620            0
Aloysius J. Oliver                              8,979,735            35,514            0
Alan W. Ott                                     8,977,654            37,595            0
Frank P. Popoff                                 8,975,988            39,261            0
Lawrence A. Reed                                8,965,506            49,743            0
William S. Stavropoulos                         8,962,794            52,455            0

                                                                                                    BROKER
PROPOSAL                                           FOR              AGAINST          ABSTAIN       NON-VOTES
--------                                           ---              -------          -------       ---------
Proposal to amend the Corporation's
Restated Articles of Incorporation to
increase the number of authorized
shares of Common Stock from 15
million to 18 million shares:                   8,835,609           103,292          76,348            0

Proposal to amend the Corporation's
Restated Articles of Incorporation to
reduce the par value of the
Common Stock from $10.00 per
share to $1.00 per share:                       8,779,424           137,574          98,251            0

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

           4.1      RESTATED ARTICLES OF INCORPORATION, as amended.  See
                    Exhibit 3.1 above.

           27       FINANCIAL DATA SCHEDULE.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHEMICAL FINANCIAL CORPORATION


Date: August 12, 1998              By /S/ALOYSIUS J. OLIVER
                                      Aloysius J. Oliver
                                      Chief Executive Officer and President
                                      (Principal Executive Officer)


Date: August 12, 1998              By /S/LORI A. GWIZDALA
                                      Lori A. Gwizdala
                                      Senior Vice President, Chief
                                        Financial Officer and Treasurer
                                      (Principal Financial and Accounting
                                        Officer)

                               EXHIBIT INDEX



EXHIBIT
NUMBER                        DOCUMENT


 3.1         RESTATED ARTICLES OF INCORPORATION.

 3.2 BYLAWS. Previously filed as Exhibit 4(b) to the Registrant's S-8 Registration Statement No. 33-47356 filed with the Commission on April 28, 1992. Here incorporated by reference.

 4.1         RESTATED ARTICLES OF INCORPORATION, as amended.  See Exhibit
             3.1 above.

 27          FINANCIAL DATA SCHEDULE.