Form 10-Q
period 1998-09-30
CHEMICAL FINANCIAL CORP
filed 1998-11-12
CIK 19612

===============================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

-------------------------------------------------------------------------------

(MARK ONE)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998, OR

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


The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of October 27, 1998, was 10,794,029 shares.

===============================================================================

                                   INDEX

                      CHEMICAL FINANCIAL CORPORATION
                                 FORM 10-Q


PART I.     FINANCIAL INFORMATION                                      PAGE

Item 1.     Consolidated Financial Statements (unaudited, except
              Consolidated Statement of Financial Position as of
              December 31, 1997)

            Consolidated Statement of Income for the Three and
              Nine Months Ended September 30, 1998 and
              September 30, 1997                                          3

            Consolidated Statement of Financial Position as of
              September 30, 1998, December 31, 1997 and
              September 30, 1997                                          4

            Consolidated Statement of Cash Flows for the Nine
              Months Ended September 30, 1998 and September 30, 1997      5

            Notes to Consolidated Financial Statements                  6-9

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     10-19

Item 3.     Quantitative and Qualitative Disclosures About Market
              Risk                                                       20

PART II.    OTHER INFORMATION

Item 5.     Other Information                                            21

Item 6.     Exhibits and Reports on Form 8-K                             21



SIGNATURES                                                              22

                      PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

              CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
               Consolidated Statement of Income (Unaudited)
                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30                     SEPTEMBER 30
                                                       ---------------------         --------------------------
                                                         1998          1997            1998               1997
                                                       -------       -------         -------             -------
                                                              (In thousands, except per share amounts)
INTEREST INCOME
Interest and fees on loans . . . . . . . . . .    $     18,807   $   17,864        $   55,286         $    51,857
Interest on investment securities:
 Taxable . . . . . . . . . . . . . . . . . . .           9,889       10,437            30,573              30,141
 Tax-exempt. . . . . . . . . . . . . . . . . .             505          540             1,580               1,622
                                                  ------------   ----------        ----------         -----------
      TOTAL INTEREST ON SECURITIES . . . . . .          10,394       10,977            32,153              31,763
Interest on federal funds sold . . . . . . . .           1,520        1,290             3,566               3,767
Interest on deposits with unaffiliated banks                55                             55                  33
                                                  ------------   ----------        ----------         -----------
      TOTAL INTEREST INCOME. . . . . . . . . .          30,776       30,131            91,060              87,420
INTEREST EXPENSE
Interest on deposits . . . . . . . . . . . . .          11,902       12,074            35,709              34,455
Interest on short-term borrowings. . . . . . .             437          357             1,125                 991
Interest on long-term debt . . . . . . . . . .             152          152               452                 444
                                                  ------------   ----------        ----------         -----------
      TOTAL INTEREST EXPENSE . . . . . . . . .          12,491       12,583            37,286              35,890
                                                  ------------   ----------        ----------         -----------
      NET INTEREST INCOME. . . . . . . . . . .          18,285       17,548            53,774              51,530
Provision for possible loan losses . . . . . .             234          219               713                 767
                                                  ------------   ----------        ----------         -----------
NET INTEREST INCOME after provision for
 possible loan losses. . . . . . . . . . . . .          18,051       17,329            53,061              50,763
OTHER INCOME
Trust department income. . . . . . . . . . . .             834          740             2,607               2,319
Service charges on deposit accounts. . . . . .           1,409        1,332             4,082               3,964
Other charges and fees for customer services               997          790             3,046               2,409
Gains on sales of  loans . . . . . . . . . . .             469           81               975                 160
Other . . .. . . . . . . . . . . . . . . . . .             238          183               737                 818
                                                  ------------   ----------        ----------         -----------
      TOTAL OTHER INCOME . . . . . . . . . . .           3,947        3,126            11,447               9,670
OPERATING EXPENSES
Salaries, wages and employee benefits. . . . .           7,283        6,845            21,931              20,652


Occupancy expense. . . . . . . . . . . . . . .           1,175        1,174             3,525               3,593
Equipment expense. . . . . . . . . . . . . . .             796          872             2,432               2,468
Other . . .. . . . . . . . . . . . . . . . . .           2,950        2,779             9,054               8,371
                                                  ------------   ----------        ----------         -----------
      TOTAL OPERATING EXPENSES . . . . . . . .          12,204       11,670            36,942              35,084
                                                  ------------   ----------        ----------         -----------
INCOME BEFORE INCOME TAXES . . . . . . . . . .           9,794        8,785            27,566              25,349
Federal income taxes . . . . . . . . . . . . .           3,265        2,879             9,079               8,293
                                                  ------------   ----------        ----------         -----------
      NET INCOME . . . . . . . . . . . . . . .    $      6,529   $    5,906        $   18,487         $    17,056
                                                  ============   ==========        ==========         ===========



NET INCOME PER SHARE
Basic. . . . . . . . . . . . . . . . . . . . .    $        .60   $      .55       $      1.71         $      1.59
                                                  ============   ==========        ==========         ===========
Diluted . .. . . . . . . . . . . . . . . . . .    $        .60   $      .54       $      1.70         $      1.57
                                                  ============   ==========        ==========         ===========

CASH DIVIDENDS PER SHARE . . . . . . . . . . .    $        .24   $      .22       $       .72         $       .62
                                                  ============   ==========        ==========         ===========

See accompanying notes to consolidated financial statements.

           CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
             Consolidated Statement of Financial Position
                                                                   SEPTEMBER 30   DECEMBER 31     SEPTEMBER 30
                                                                       1998            1997            1997
                                                                   -------------   ------------    -------------
                                                                    (Unaudited)                     (Unaudited)
                                                                                  (In thousands)
ASSETS
Cash and demand deposits due from banks                             $   78,588      $    95,794     $   77,504
Federal funds sold . . . . . . . . . . . . . .                          90,650           49,750         62,950
Interest bearing deposits with unaffiliated banks                        5,000
Investment securities:
      Available for sale (at market value)                             506,656          494,173        478,981
      Held to maturity (market value $222,269 at 9/30/98,
        $253,459 at 12/31/97, and $262,297 at 9/30/97)                 217,935          251,020        260,197
                                                                    ----------      -----------     ----------
            Total investment securities. . . .                         724,591          745,193        739,178
Loans:
      Commercial . . . . . . . . . . . . . . .                         136,682          110,554        114,211
      Real estate construction . . . . . . . .                          32,978           31,143         26,736
      Real estate mortgage . . . . . . . . . .                         534,682          536,938        533,130
      Consumer . . . . . . . . . . . . . . . .                         186,864          166,965        165,547
                                                                    ----------      -----------     ----------
            Total loans. . . . . . . . . . . .                         891,206          845,600        839,624
      Less:  Allowance for possible loan losses                         17,969           17,359         17,269
                                                                    ----------      -----------     ----------
            Net loans. . . . . . . . . . . . .                         873,237          828,241        822,355
Premises and equipment . . . . . . . . . . . .                          19,384           20,416         20,165
Accrued income . . . . . . . . . . . . . . . .                          14,286           14,573         15,039
Other assets . . . . . . . . . . . . . . . . .                           9,865           11,133         11,633
                                                                    ----------      -----------     ----------
            TOTAL ASSETS . . . . . . . . . . .                      $1,815,601      $ 1,765,100     $1,748,824
                                                                    ==========      ===========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Noninterest bearing. . . . . . . . . . .                      $  242,017      $   237,763     $  224,618
      Interest bearing . . . . . . . . . . . .                       1,257,677        1,238,078      1,234,557
                                                                    ----------      -----------     ----------
            Total deposits . . . . . . . . . .                       1,499,694        1,475,841      1,459,175
Short-term borrowings:
      Treasury tax and loan notes payable to the U.S. Treasury           8,127           11,206         11,760
      Securities sold under agreements to repurchase                    44,913           30,990        .35,290
                                                                    ----------      -----------     ----------
            Total short-term borrowings. . . .                          53,040           42,196         47,050

Interest payable and other liabilities                                  15,905           14,138         14,704
Long-term debt . . . . . . . . . . . . . . . .                           9,000            9,000          9,000
                                                                    ----------      -----------     ----------
            Total liabilities. . . . . . . . .                       1,577,639        1,541,175      1,529,929
Shareholders' equity:
      Common stock, $1 par value ($10 par value at 12/31/97
        and 9/30/97):
        Authorized - 18,000,000 shares (15,000,000
          at 12/31/97 and 9/30/97)
        Issued - 10,794,935 shares, 10,753,011 shares,
          and 10,226,280 shares, respectively                           10,795          107,530        102,263
      Surplus. . . . . . . . . . . . . . . . .                         184,399           87,086         69,500
      Retained earnings. . . . . . . . . . . .                          38,623           27,904         46,144
      Unrealized net gain on securities available for sale               4,145            1,405            988
                                                                    ----------      -----------     ----------
            Total shareholders' equity . . . .                         237,962          223,925        218,895
                                                                    ----------      -----------     ----------
            TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY . . . . . . .                     $1,815,601       $ 1,765,100     $1,748,824
                                                                   ==========       ===========     ==========

See accompanying notes to consolidated financial statements.

           CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
           Consolidated Statement of Cash Flows (Unaudited)
                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30
                                                                          -------------------------
                                                                            1998            1997
                                                                          ---------       ---------
                                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                          $   18,487     $   17,056
      Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                              713            767
          Origination of loans held for sale                                 (75,278)       (21,633)
          Proceeds from sales of loans                                        75,877         21,793
          Gains on sales of loans                                               (975)          (160)
          Gain on sale of branch office building                                               (256)
          Provision for depreciation and amortization                          2,515          2,382
          Net amortization of investment securities                              548          1,420
          Net (increase) decrease in accrued income and other assets             521           (296)
          Net increase in interest payable and other liabilities               1,757            525
                                                                          ----------     ----------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                         24,165         21,598
                                                                          ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Net (increase) decrease in interest-bearing deposits with
        unaffiliated banks                                                    (5,000)         1,134
      Proceeds from maturities of securities held to maturity                 96,945        109,026
      Purchases of securities held to maturity                               (62,896)      (155,848)
      Proceeds from maturities of securities available for sale              143,569        101,506
      Purchases of securities available for sale                            (153,349)      (137,942)
      Net increase in loans                                                  (46,147)       (32,504)
      Proceeds from sale of branch office building                                              900
      Purchases of premises and equipment                                     (1,050)        (2,432)
                                                                          ----------     ----------
            NET CASH USED FOR INVESTING ACTIVITIES                           (27,928)      (116,160)
                                                                          ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in demand deposits, NOW accounts and
        savings accounts                                                      11,211         34,091
      Net increase (decrease) in certificates of deposit and other time
        deposits                                                              12,642         (4,831)
      Net increase in repurchase agreements and other short-term
        borrowings                                                            10,844          9,717
      Principal payments on long-term debt                                                   (1,000)

      Cash dividends paid                                                     (7,768)        (6,648)
      Proceeds from stock purchase plan                                          214            187
      Proceeds from exercise of stock options                                    314            250
      Repurchases of common stock                                                              (467)
                                                                          ----------     ----------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                         27,457         31,299
                                                                          ----------     ----------
            NET INCREASE (DECREASE) IN CASH AND
               CASH EQUIVALENTS                                               23,694        (63,263)
            Cash and cash equivalents at beginning of year                   145,544        203,717
                                                                          ----------     ----------
            CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  169,238     $  140,454
                                                                          ==========     ==========
--------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
      Interest paid on deposits, short-term borrowings and
        long-term debt                                                    $   36,853     $   35,646
      Federal income taxes paid                                               10,105          8,520
--------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

           CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          SEPTEMBER 30, 1998


NOTE A:  BASIS OF PRESENTATION    The accompanying unaudited
consolidated financial statements of Chemical Financial Corporation (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

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

The following table summarizes the number of shares used in the denominator of the basic and diluted earnings per share computations:

                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30        SEPTEMBER 30
                                            ------------------    -----------------
                                              1998      1997       1998      1997
                                              ----      ----       ----      ----
                                              (In thousands)        (In thousands)
Denominator for basic earnings per share     10,793   10,740      10,785    10,738
                                             ======   ======      ======    ======
Denominator for diluted earnings per share   10,903   10,861      10,907    10,862
                                             ======   ======      ======    ======

COMPREHENSIVE INCOME

As of January 1, 1998, the Corporation adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Corporation's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Corporation's investment securities available for sale to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

The components of comprehensive income, net of related tax, for the nine-month periods ended September 30, 1998 and 1997 are as follows (in thousands of dollars):

                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30
                                                       -----------------
                                                        1998       1997
                                                       ------     ------
Net income                                           $ 18,487     $ 17,056
Unrealized net gains on investment
   securities available for sale                        2,740        1,170
                                                     --------     --------
Comprehensive income                                 $ 21,227     $ 18,226
                                                     ========     ========

The components of accumulated other comprehensive income, net of related tax, at September 30, 1998, December 31, 1997 and September 30, 1997 are as follows (in thousands of dollars):

                                       SEPTEMBER 30   DECEMBER 31    SEPTEMBER 30
                                           1998          1997            1997
                                       ------------   -----------    ------------
Unrealized net gains on investment
   securities available for sale        $  4,145      $   1,405        $   988
                                        --------      ---------        -------
Accumulated other comprehensive
   income                               $  4,145      $   1,405        $   988
                                        ========      =========        =======

OTHER

Statement of Financial Accounting Standards No. 133, Accounting for
Derivative Instruments and Hedging Activities ("SFAS 133"), was issued in
June 1998. SFAS 133 is effective for all fiscal quarters beginning after June 15, 1999. SFAS 133 standardizes the accounting for derivative instruments embedded in other contracts by requiring the recognition of those items as assets or liabilities in the statement of financial position and measuring them at fair value. SFAS 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (b) the earnings effect of the hedged forecasted transaction. The adoption of SFAS 133 is currently expected to have no effect on the financial position, liquidity or results of operations of the Corporation. As of September 30, 1998, the Corporation held no derivative financial instruments.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

NOTE B:  LOANS AND NONPERFORMING ASSETS    The following summarizes
loans and nonperforming assets at the dates indicated (in thousands of dollars):

                                      SEPTEMBER 30      DECEMBER 31    SEPTEMBER 30
                                          1998             1997            1997
                                      ------------      -----------    ------------
LOANS:
     Commercial . . . . . . . . .    $    136,682       $ 110,554      $  114,211
     Real estate construction . .          32,978          31,143          26,736


     Real estate mortgage . . . .         534,682         536,938         533,130
     Consumer . . . . . . . . . .         186,864         166,965         165,547
                                     ------------       ---------      ----------
     Total Loans. . . . . . . . .    $    891,206       $ 845,600      $  839,624
                                     ============       =========      ==========

NONPERFORMING ASSETS:
     Nonaccrual loans . . . . . .    $      1,616       $   1,783      $    1,870
     Loans 90 days or more past due
       and still accruing interest.           910           1,125           1,691
     Restructured loans . . . . .              21             139               6
                                     ------------       ---------      ----------
     Total nonperforming loans. .           2,547           3,047           3,567
                                     ------------       ---------      ----------
     Other real estate owned <F1>             472             798             817
                                     ------------       ---------      ----------
     Total nonperforming assets .    $      3,019       $   3,845      $    4,384
                                     ============       =========      ==========

<F1> Other real estate owned includes properties acquired through foreclosure and by acceptance of a deed in lieu of foreclosure, and other property held for sale.

NOTE C:  ALLOWANCE FOR POSSIBLE LOAN LOSSES    The following
summarizes the changes in the allowance for possible loan losses (in thousands of dollars):

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                         ---------------------
                                                            1998        1997
                                                         ---------   ---------
ALLOWANCE FOR POSSIBLE LOAN LOSSES
Balance as of January 1. . . . . . . . . . . . . . .     $  17,359   $  16,607
Provision for possible loan losses . . . . . . . . .           713         767

Gross loans charged-off. . . . . . . . . . . . . . .          (346)       (394)
Gross recoveries of loans previously charged-off . .           243         289
                                                         ---------   ---------
Net loans charged-off  . . . . . . . . . . . . . . .          (103)       (105)
                                                         ---------   ---------
Balance at September 30. . . . . . . . . . . . . . .     $  17,969   $  17,269
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

FORWARD-LOOKING STATEMENTS

This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself.
Words such as "anticipates," "believes," "estimates," "expects,"
"forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, the statements under the caption "Year 2000 Readiness Disclosure" are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future
Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Future Factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors;
changes in banking regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues, including Year 2000 issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national economy. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. Furthermore, the Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

SUMMARY

The Corporation's net income was $6,529,000 in the third quarter of 1998, as compared to net income of $5,906,000 during the third quarter of 1997. Earnings per share in the third quarter of 1998 were $.60, compared to earnings per share of $.54 in the third quarter of 1997.



The Corporation's net income was $18,487,000 for the first nine months of 1998, compared to net income of $17,056,000 during the first nine months of 1997. Earnings per share for the nine months ended
September 30, 1998 were $1.70, compared to earnings per share of $1.57 for the first nine months of 1997.

The increases in net income during the three and nine months ended
September 30, 1998, as compared to the same periods in the prior year, were principally the result of increases in net interest income and other income. These revenue increases were slightly offset by increased operating expenses.

Return on average assets in the third quarter of 1998 was 1.43%, as compared to 1.33% during the third quarter of 1997. Return on average equity for the three months ended September 30, 1998 and September 30, 1997 was 11.2% and 10.8%, respectively.

Return on average assets for the nine months ended September 30, 1998 and September 30, 1997 was 1.38% and 1.33%, respectively. Return on average equity for the nine-month periods ended September 30, 1998 and September 30, 1997 was 10.8% and 10.7%, respectively.

Total assets were $1.816 billion as of September 30, 1998, up $50.5 million, or 2.9%, from total assets of $1.765 billion as of December
31, 1997, and up $66.8 million, or 3.8%, from total assets of $1.749 billion as of September 30, 1997.

Total loans increased $51.6 million, or 6.1%, from September 30, 1997, and $45.6 million, or 5.4%, from December 31, 1997 to $891.2 million as of September 30, 1998. The increase in total loans from both
September 30, 1997 and December 31, 1997 to September 30, 1998 was primarily attributable to increases in commercial and consumer loans.

Shareholders' equity increased $19.1 million, or 8.7%, from September
30, 1997, to $238.0 million as of September 30, 1998, or $22.04 per share, representing 13.1% of total assets. The increase was primarily attributable to retained net income.

RESULTS OF OPERATIONS

NET INTEREST INCOME

The Corporation's net interest income for the third quarter of 1998 was $18.28 million, a $.73 million, or 4.2%, increase over the $17.55 million recorded in the third quarter of 1997. The increase in net interest income was due primarily to increases in average earning assets and average loans. Average earning assets increased $53.44 million, or 3.2%, in the third quarter of 1998, compared to the third quarter of 1997, with the increase in noninterest bearing deposits accounting for 45% of the total increase in average earning assets.
Average noninterest bearing deposits increased $24.4 million, or 10.7%, in the third quarter of 1998, compared to the third quarter of 1997. Average loans increased $65.2 million, or 7.9%, in the third quarter of 1998, compared to the third quarter of 1997. The
Corporation's net interest margin was 4.33% in the third quarter of 1998, compared to 4.29% in the third quarter of September 1997.

Net interest income was $53.77 million for the nine months ended
September 30, 1998, a $2.24 million, or 4.4%, increase over the $51.53 million recorded for the same period in 1997. The Corporation's net interest margin was 4.35% during both the nine months ended
September 30, 1998 and September 30, 1997.

OTHER INCOME

Other income increased $821,000, or 26.3%, in the third quarter of 1998, compared to the third quarter of 1997, and $1,777,000, or 18.4%, in the first nine months of 1998, compared to the first nine months of 1997. The Corporation realized gains on the sales of residential mortgage loans in the secondary market of $469,000 and $975,000 during the three- and nine-month periods ended September 30, 1998, respectively, compared to $81,000 and $160,000 during these same time periods in 1997, respectively. The continued reduction in residential mortgage loan rates since the latter part of 1997 resulted in the Corporation experiencing an increase in long-term residential mortgage loan volume from both new home purchases and mortgage loan refinancing in the third quarter and first nine months of 1998. The Corporation sold fixed rate residential mortgage loans with terms of fifteen years or greater in the secondary market totaling $24 million and $75 million during the three- and nine-month periods ended September 30, 1998, respectively, compared to $10 million and $22 million during the three- and nine-month periods ended September 30, 1997, respectively.
The Corporation's trust department income increased $94,000, or 12.7%, in the third quarter and $288,000, or 12.4%, in the first nine months of 1998, compared to comparable periods in 1997, due to a combination of increased fees and new business. Service charges on deposit accounts increased $77,000, or 5.8%, in the third quarter of 1998 and $118,000, or 3.0%, in the first nine months of 1998, compared to comparable periods in 1997. Other charges and fees for customer services increased $207,000, or 26.2%, in the third quarter of 1998, compared to the third quarter of 1997, and $637,000, or 26.4%, during the first nine months of 1998, compared to the first nine months of 1997. The majority of the increases in other charges and fees during 1998 was attributable to increased ATM fees.




PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses reflects management's judgment of changing economic conditions, as well as increases and other changes in the subsidiary banks' loan portfolios. It is management's policy to control loan quality through a carefully structured review of loan requests. In assessing the adequacy of the allowance for possible loan losses (the "Allowance"), management believes that its historical experience confirms, in principle, its judgment in what is essentially a subjective decision. Based upon historical experience and a constant evaluation of present and potential risks in the loan portfolios, management believes that the Allowance is adequate.
During the three and nine months ended September 30, 1998, the Corporation added $234,000 and $713,000, respectively, to the Allowance through the provision for possible loan losses, compared to $219,000 and $767,000, respectively, during the comparable periods in 1997. Net loan charge-offs during the three- and nine-month periods ended September 30, 1998 were $41,000 and $103,000, respectively, compared to net loan charge-offs of $31,000 and $105,000, respectively, during the comparable periods in 1997.

OPERATING EXPENSES

Total operating expenses increased $534,000, or 4.6%, in the third quarter of 1998, compared to the third quarter of 1997, and $1,858,000, or 5.3%, in the first nine months of 1998, compared to the first nine months of 1997.

Salaries, wages and employee benefits increased $438,000, or 6.4%, in the third quarter of 1998 over the third quarter of 1997 and $1,279,000, or 6.2%, in the first nine months of 1998 over the first nine months of 1997. Occupancy expense and equipment expense, combined, decreased $75,000, or 3.7%, and $104,000, or 1.7%, during the third quarter and first nine months of 1998, compared to the third quarter and first nine months of 1997, respectively. Other operating expenses increased $171,000, or 6.2%, in the third quarter of 1998, compared to the third quarter of 1997, and $683,000, or 8.2%, during the first nine months of 1998, compared to the first nine months of 1997. Other operating expenses have increased in 1998, at a slightly higher percentage than the Corporation's other categories of operating expenses, due to increased expenses incurred in conjunction with the Corporation's computer software conversion, which occurred during the first quarter of 1998, and higher advertising expenses incurred in conjunction with consumer loan promotions.






INCOME TAX EXPENSE

The Corporation's effective federal income tax rate was 33.3% and 32.9%, respectively, during the three and nine months ended September
30, 1998, compared to 32.8% and 32.7%, respectively, during these same periods in 1997. The effective federal income tax rate is a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses.

BALANCE SHEET CHANGES

ASSET AND DEPOSIT CHANGES

Total assets increased $50.5 million, or 2.9%, from December 31, 1997 and increased $66.8 million, or 3.8%, from September 30, 1997 to $1.816 billion as of September 30, 1998. Total deposits increased
$23.9 million, or 1.6%, from December 31, 1997 and increased
$40.5 million, or 2.8%, from September 30, 1997 to $1.5 billion as of September 30, 1998.

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

Total loans as of September 30, 1998 were $891.2 million, compared to $839.6 million as of September 30, 1997 and $845.6 million as of December 31, 1997. The increase in total loans from September 30,
1997 and December 31, 1997 to September 30, 1998 of $51.6 million, or
6.1%, and $45.6 million, or 5.4%, respectively, was primarily attributable to increases in commercial and consumer loans.

Commercial loans increased $22.5 million, or 19.7%, from September 30, 1997, and $26.1 million, or 23.6%, from December 31, 1997 to $136.7 million as of September 30, 1998. The growth in commercial loans was achieved through an increased sales effort by the Corporation to increase commercial loans as a percentage of total loans. Commercial loans represented 15.3%, 13.1% and 13.6% of the Corporation's loan portfolio as of September 30, 1998, December 31, 1997 and September
30, 1997, respectively.



Real estate construction and mortgage loans increased $7.8 million, or 1.4%, from September 30, 1997, and decreased $.4 million, or .1%, from December 31, 1997 to $567.7 million as of September 30, 1998. The decrease in these loans from December 31, 1997 and only slight increase from September 30, 1997 resulted from an increase in the proportion of residential mortgage loans originated being sold in the secondary market. As residential mortgage loan interest rates have continued to decline since the latter part of 1997, the Corporation continues to experience the refinancing of real estate mortgages and consumers converting balloon mortgage loans to long-term fixed rate loans at the lower interest rates. The Corporation keeps balloon mortgage loans in its own portfolio and generally sells the long-term fixed rate residential mortgage loans it originates in the secondary market. The Corporation sold $75 million of fixed rate residential mortgage loans, with terms of fifteen years or greater, in the secondary mortgage market in the first nine months of 1998, compared to $22 million of similar type loans sold during the first nine months of 1997. Real estate construction and mortgage loans represented
63.7%, 67.2% and 66.7% of the Corporation's loan portfolio as of September 30, 1998, December 31, 1997 and September 30, 1997, respectively.

Consumer loans increased $21.3 million, or 12.9%, from September 30, 1997, and $19.9 million, or 11.9%, from December 31, 1997 to $186.9 million as of September 30, 1998.  The increases from December 31,
1997 and September 30, 1997 were the result of several consumer loan promotions, which offered lower interest rates on certain types of consumer loans during the twelve month period ended September 30, 1998. These various consumer loan promotions offered loans with annual percentage rates ranging from 7.40% to 7.99% and maximum terms varying from 48 to 60 months. The Corporation has utilized similar special promotions to increase consumer loans during the past eight years. Consumer loans represented 21.0%, 19.7% and 19.7% of total loans as of September 30, 1998, December 31, 1997 and September 30,
1997, respectively.

The Corporation's total loan to deposit ratio as of September 30, 1998, December 31, 1997 and September 30, 1997 was 59.4%, 57.3% and
57.5%, respectively.

The Corporation traditionally has had a conservative loan underwriting policy. This is evidenced by its historically low loan losses and low ratio of nonperforming loans to total loans. During the three and nine months ended September 30, 1998, the Corporation experienced net loan charge-offs of $41,000 and $103,000, respectively. The
Corporation had net loan charge-offs of $31,000 and $105,000, respectively, during the comparable periods in 1997.



Nonperforming loans consist of loans which are past due for principal or interest payments by 90 days or more and are still accruing interest, loans for which the accrual of interest has been discontinued, and other loans which have been renegotiated to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $2.5 million as of September 30, 1998, $3.0 million as of December 31, 1997 and $3.6 million as of September 30, 1997, and represented .29%, .36% and .42% of total loans as of those dates, respectively.

The allowance for possible loan losses at September 30, 1998 was $17,969,000 and represented 2.02% of total loans, compared to $17,359,000, or 2.05% of total loans at December 31, 1997 and $17,269,000, or 2.06% of total loans at September 30, 1997.

LIQUIDITY

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demands and deposit withdrawals. The banking subsidiaries' primary liquidity sources consist of investment securities, those maturing within one year and those classified as available for sale, maturing loans and federal funds sold. As of September 30, 1998, the Corporation's investment securities portfolio had an average life of less than two years. In addition, at September 30, 1998, the Corporation held only $2.2 million in mortgage-backed securities, which represented less than one percent of the investment securities portfolio, and had no other derivatives.

CAPITAL RESOURCES

As of September 30, 1998, shareholders' equity was $238 million, compared to $223.9 million as of December 31, 1997 and $218.9 million as of September 30, 1997, resulting in an increase of $14.1 million, or 6.3%, from December 31, 1997 and $19.1 million, or 8.7%, from September 30, 1997. Shareholders' equity as a percentage of total assets was 13.1% as of September 30, 1998, 12.7% at December 31, 1997 and 12.5% as of September 30, 1997. Total equity included an after-tax unrealized net gain of $4.1 million as of September 30, 1998, $1.4 million as of December 31, 1997 and $1 million as of September
30, 1997, on investment securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

A statement of changes in shareholders' equity covering the nine-month periods ended September 30, 1998 and September 30, 1997 follows (in thousands of dollars):



                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30
                                                                 ------------------------------
                                                                     1998              1997
                                                                 ------------      ------------
Total shareholders' equity as of January 1                       $    223,925      $    207,269
     Net income                                                        18,487            17,056
     Dividends                                                         (7,768)           (6,648)
     Shares issued upon exercise of employee stock options                314               250
     Shares issued from director stock purchase plan                      264               265
     Repurchases of common stock                                                           (467)
     Change in unrealized net gains and losses on securities
      available for sale                                                2,740             1,170
                                                                 ------------      ------------
     Total shareholders' equity as of end of period              $    237,962      $    218,895
                                                                 ============      ============

The following table represents the Corporation's regulatory capital ratios as of September 30, 1998:

                                                                      TIER 1           TOTAL
                                                                    RISK-BASED      RISK-BASED
                                                      LEVERAGE       CAPITAL         CAPITAL
                                                      --------      ----------      ----------
Chemical Financial Corporation - actual ratio           12.7%          28.2%           29.5%
Regulatory Minimum Ratio                                 3.0            4.0             8.0
Ratio considered "well capitalized" by
     regulatory agencies                                 5.0            6.0            10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at September 30, 1998 are high due to the Corporation holding $521 million in investment securities and other assets which are assigned a 0% risk rating, $336 million in assets which are assigned a 20% risk rating and $466 million in residential real estate mortgages and other assets which are assigned a 50% risk rating.
These three risk ratings (0%, 20% and 50%) represent 71% of the Corporation's total risk-based assets (including off-balance sheet items) as of September 30, 1998.

OTHER

The Corporation paid a 5% stock dividend on December 30, 1997. All per share amounts have been adjusted for this stock dividend.

Except as discussed below relating to the Year 2000 issue, there are currently no known trends, events or uncertainties that management believes may be reasonably expected to have a material effect on the Corporation's liquidity, capital resources or financial performance.

YEAR 2000 READINESS DISCLOSURE

During the third quarter of 1996, the Corporation formed a Year 2000 project team and began developing its plan to prepare for the Year 2000. The project began with a process to identify information technology and non-information technology systems that required modification for the Year 2000. A Year 2000 Plan was developed with goals and target dates. This plan includes communicating with third party vendors and suppliers, and obtaining certifications of compliance from third party software and service providers. During the early planning process, the Corporation was notified by the vendor of its core operating system that the core operating system used by the Corporation was not Year 2000 compliant and that it would not be modified to become Year 2000 compliant. The Corporation performed an extensive evaluation of replacement operating systems and, in July 1997, chose to convert its core operating system to a new system ("Dimension") offered by its existing vendor. The vendor of the new core operating system has certified to the Corporation that its Dimension system is Year 2000 compliant. The Corporation converted to
the new operating system during the first quarter of 1998.   The cost
of converting to the new operating system was approximately $300,000. In conjunction with the conversion to the new core operating system, the Corporation purchased a new mainframe computer in 1997 at a cost of approximately $1 million, which was capitalized. The previous mainframe computer and core operating system software were fully depreciated prior to 1997.

The Corporation continued to assess the impact of the Year 2000 issue on the remainder of its computer-based systems and applications and non-information technology systems throughout the first nine months of 1998. As of September 30, 1998, it is the Corporation's opinion that it is substantially complete with the assessment phase of its Year 2000 Plan. As of September 30, 1998, the Corporation had begun testing of its internal mission critical systems, including the new Dimension core operating system and other software programs. Management believes that, as of September 30, 1998 (i) the conversion to the new core operating system software has been completed, but that additional testing is necessary; (ii) the core operating system represents approximately 85% of the Corporation's "mission critical" systems; and (iii) all "mission critical" systems and software are on schedule to be renovated by December 31, 1998.

The Corporation spent a total of $112,000 to replace computer hardware and software that was not Year 2000 compliant in the third quarter of 1998, which was capitalized. The Corporation expects to spend approximately $425,000 during the fourth quarter of 1998, primarily to replace desk-top computers and related equipment, that are not currently Year 2000 compliant. These costs will be capitalized. The Corporation currently anticipates that remaining Year 2000 costs for hardware and software purchases, associated reprogramming, and remedial actions for both information technology and non-information technology will not exceed $250,000 in 1999.

The impact of the Year 2000 issues on the Corporation will depend not only on corrective actions that the Corporation takes, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, the Corporation, or whose financial condition or operational capability is important to the Corporation. To reduce this exposure, the Corporation has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Corporation's interface systems are vulnerable to those third parties' failures to resolve their own Year 2000 issues. The Corporation has received communications from the majority of its third party vendors and suppliers either confirming that the third parties' software systems are Year 2000 compliant or providing the Corporation with a time line of an expected compliance date by mid 1999. The testing of mission critical third party software systems has begun. The Corporation is on schedule to have all testing of third party software systems completed by June 30, 1999. The Corporation is continuing to seek assurances that the systems of other companies on which the Corporation's systems rely will be timely converted or modified. If such modifications and conversions are not completed timely, their inability to correctly recognize the Year 2000 could have an adverse impact on the results of operations and financial condition of the Corporation.

The Corporation's credit risk associated with borrowers may increase to the extent borrowers fail to adequately address Year 2000 issues. As a result, all of the Corporation's subsidiary banks have identified their material borrowers and have assessed these borrowers' Year 2000 preparedness. The material borrowers' Year 2000 readiness will be monitored periodically, based on the level of risk that the Year 2000 has been estimated to potentially impact the business of each borrower.

The Corporation is preparing general contingency plans to address unforeseen Year 2000 issues, including plans in the event that mission critical systems experience difficulties or other significant third parties fail to adequately address year 2000 issues. Such plans principally involve the operation of systems in an off-line "limited computerized" environment. This would be accomplished by the manual and desktop computer update of financial records until problems or difficulties are remedied. The Corporation has determined that it must rely primarily on its software vendors to remedy any unforeseen situations of its mission critical systems in a timely manner.

Internal remediation plans are being developed in the remaining information and non information technology areas. The Corporation is also enhancing its existing business resumption plans to reflect Year 2000 issues. It is developing plans, designed to coordinate the efforts of its personnel and resources, in addressing any Year 2000 difficulties that become evident after December 31, 1999. There can be no assurance that any plans will fully mitigate any such difficulties. Furthermore, there may be certain mission critical third parties, such as utilities or telecommunication companies, where alternative arrangements or other sources are limited or unavailable.

The Corporation believes that with modifications to existing software, new hardware and software purchases, and the conversion of the Corporation's core operating system, the Year 2000 issue will not pose significant operational problems for its computer systems and that the additional costs to be incurred are not expected to be material to the Corporation's results of operations, liquidity or capital resources.

The costs of the project and the date on which the Corporation projects it will complete the Year 2000 modifications were based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, without limitation, the ability of other companies on which the Corporation's systems rely to modify or convert their systems to be Year 2000 compliant, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

The Corporation does not believe that there has been a material change in the nature or categories of the Corporation' primary market risk exposures, or the particular markets that present the primary risk of loss to the Corporation. As of the date of this report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Corporation manages its primary market risk exposures, as described in the sections of its Annual Report to Shareholders incorporated by reference in response to this item, have not changed materially during the current year. As of the date of this report, the Corporation does not expect to make material changes in those methods in the near term. The Corporation may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

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

                     PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

All information with respect to Year 2000 issues provided by the Corporation in this Quarterly Report and in other reports and materials previously filed with the Securities and Exchange
Commission, as set forth on Exhibit 99.1 to this Quarterly Report, are "Year 2000 Readiness Disclosures" under the Year 2000 Information and Readiness Disclosure Act.

The Bylaws of the Corporation provide that no matter submitted by a shareholder may be presented for shareholder action at an annual or special meeting of shareholders unless written notice of the matter is delivered to the Corporation before a designated deadline prior to the applicable meeting of shareholders. The deadline for submitting shareholder proposals for consideration at the next annual meeting of shareholders was November 6, 1998.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The following documents are filed as exhibits to this report on Form 10-Q:

     EXHIBIT
     NUMBER                     DOCUMENT

       3.1 RESTATED ARTICLES OF INCORPORATION. Previously filed as Exhibit 3.1 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1998. Here incorporated by reference.

       3.2     BYLAWS.  Previously filed as Exhibit 4(b) to the
               Registrant's Form S-8 Registration Statement No. 33-47356 filed with the Commission on April 28, 1992.
               Here incorporated by reference.

        27     FINANCIAL DATA SCHEDULE.

      99.1     PRIOR YEAR 2000 READINESS DISCLOSURES.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter covered by this Report on Form 10-Q.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CHEMICAL FINANCIAL CORPORATION


Date: November 11, 1998        By /S/ ALOYSIUS J. OLIVER
                                   Aloysius J. Oliver
                                   Chief Executive Officer and President
                                   (Principal Executive Officer)


Date: November 11, 1998        By /S/ LORI A. GWIZDALA
                                   Lori A. Gwizdala
                                   Senior Vice President, Chief Financial
                                     Officer and Treasurer
                                   (Principal Financial and Accounting
                                     Officer)

                            EXHIBIT INDEX

EXHIBIT
NUMBER                        DOCUMENT


   3.1 RESTATED ARTICLES OF INCORPORATION. Previously filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. Here incorporated by reference.

   3.2         BYLAWS.  Previously filed as Exhibit 4(b) to the
               Registrant's S-8 Registration Statement No. 33-47356 filed with the Commission on April 28, 1992. Here incorporated by reference.

    27         FINANCIAL DATA SCHEDULE.

  99.1         PRIOR YEAR 2000 READINESS DISCLOSURES.