Form 10-K
period 1998-12-31
CHEMICAL FINANCIAL CORP
filed 1999-03-22
CIK 19612

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

               FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
        SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE
          ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                    OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

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

                        COMMON STOCK, $1 PAR VALUE
                             (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes __X__    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 19, 1999, was $344,232,372.

The number of shares outstanding of the registrant's Common Stock, $1 par value, at February 19, 1999, was 13,506,385.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1998, are incorporated by reference in Parts I and II (Items 1 and 5-8).
Portions of the registrant's definitive Proxy Statement for its April 19, 1999, annual shareholders' meeting are incorporated by reference in Part III (Items 10-13).

===========================================================================

                                  PART I


                        FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about Chemical Financial Corporation itself. Words such as "anticipates," "believes," "estimates," "judgement," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. Assessments that Chemical Financial Corporation and/or its information and non-information technology systems are Year 2000 "compliant" or "ready" are statements of belief as to the outcome of future events based in part on information provided by vendors and other third parties that Chemical Financial Corporation has not independently verified. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, Chemical Financial Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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


ITEM 1.  BUSINESS.

Chemical Financial Corporation ("Chemical" or the "Corporation") is a bank holding company. Chemical was organized under Michigan law in August 1973, and is headquartered in Midland, Michigan. Chemical was substantially inactive until June 30, 1974, when it acquired its lead subsidiary bank, Chemical Bank and Trust Company ("CB&T"), pursuant to a reorganization in which the former shareholders of CB&T became shareholders of Chemical. As of December 31, 1998, Chemical owned all of the outstanding stock of ten commercial banks and a data processing company, all located in Michigan. The main offices of Chemical's ten banking subsidiaries are located in Midland, Bay City, Big Rapids, Cadillac, Caro, Clare, Grayling, Marshall, Owosso and Stanton.

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

The principal markets for these financial services are the communities within Michigan in which Chemical's subsidiaries are located and the areas immediately surrounding these communities. As of December 31, 1998, Chemical and its subsidiaries served these markets through 86 banking offices in 55 communities, located in 24 counties, generally across the mid-section of Michigan. In addition to the full service banking offices, the subsidiary banks operated 85 automated teller machines, both on and off bank premises, as of December 31, 1998.

CB&T, which has its headquarters in Midland, is Chemical's lead subsidiary bank and accounted for 32% of total deposits and 28% of total loans of Chemical and its subsidiaries on a consolidated basis as of December 31, 1998. Chemical's banking subsidiaries' primary loan product, historically, has been residential real estate mortgages. As of December 31, 1998, these loans totaled $429 million, or 48%, of consolidated total loans. During 1998 and 1997, Chemical's subsidiaries' generally sold residential real estate mortgages with fifteen year and greater original terms in the secondary mortgage market. During 1996, residential mortgage loans with an original term of fifteen years and less were kept in the Corporation's own loan portfolio, and those with original terms greater than fifteen years were sold in the secondary mortgage market. Chemical originated $117.6 million of residential mortgage loans during 1998 which were sold in the secondary mortgage market, compared to $38.8 million and $12.3 million in residential mortgage loans originated and sold during 1997 and 1996, respectively. The significant increase in 1998 was attributable to the decline in residential mortgage rates and the resultant increases in the refinancing of these mortgages.

The principal sources of revenues for Chemical are interest and fees on loans, which accounted for 54% of total revenues in 1998, 1997 and 1996. Interest on investment securities is also a significant source of revenue, accounting for 31% of total revenues in 1998 and 33% in 1997 and 1996. Chemical has no foreign loans, assets or activities. No material part of the business of Chemical or its subsidiaries is dependent upon a single customer or very few customers, the loss of which would have a materially adverse effect on Chemical.

The business of banking is highly competitive. In addition to competition from other commercial banks, banks face significant competition from nonbank financial institutions. Savings associations and credit unions compete aggressively with commercial banks for deposits and loans, and credit unions and finance companies are particularly significant factors in the consumer loan market. Banks compete for deposits with a broad range of other types of investments, the most significant of which, over the past few years, have been mutual funds and annuities. Insurance companies and investment firms are also significant competitors for customer deposits.
In response to this increased competition for customers' bank deposits, the Corporation expanded its sales and marketing efforts of mutual fund and annuity investment products during 1996. The Corporation's subsidiary banks, through "CFC Investment Centers," offer an array of mutual funds, annuity products and market securities through alliances with Security First Group and BISYS Brokerage Services. The CFC Investment Centers offer customers a complete spectrum of investment products and service capabilities. In addition, the Trust Department of Chemical Bank and Trust Company offers customers a variety of investment products and services. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on borrowings and fees charged for services) and service (convenience and quality of services rendered to customers).

Banks and bank holding companies are extensively regulated. Chemical's subsidiary banks are all chartered under the laws of the State of Michigan and supervised and regulated by the Financial Institutions Bureau of the Michigan Department of Consumer and Industry Services. Three of Chemical's banks are members of the Federal Reserve System and are also supervised, examined and regulated by the Federal Reserve System. The other seven state non-member banks are also regulated by the Federal Deposit Insurance Corporation ("FDIC"). Chemical, as a bank holding company, is regulated by the Federal Reserve System. Deposits of all of Chemical's bank subsidiaries are insured by the FDIC to the extent provided by law.

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

Chemical is a legal entity separate and distinct from its subsidiary banks and data processing subsidiary. Chemical's primary source of revenues results from dividends paid to it by its subsidiaries. Federal and state banking laws and regulations limit the extent to which Chemical's subsidiary banks can lend or otherwise supply funds to Chemical or certain of its affiliates and also place certain restrictions on the amount of dividends the subsidiary banks of Chemical may pay to Chemical.

Banks are subject to a number of federal and state laws and regulations which have a material impact on their business. These include, among others, minimum capital requirements, state usury laws, state laws relating to fiduciaries, the Truth In Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, electronic funds transfer laws, redlining laws, antitrust laws, environmental laws and privacy laws. These laws and regulations can have a significant effect on the operating results of banks.

Under Federal law, the FDIC has the authority to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources, and to establish semiannual assessment rates on Bank Insurance Fund ("BIF") member banks, so as to maintain the BIF at the designated reserve ratio defined by law. On January 1, 1994, the FDIC implemented a system of risk-based premiums for deposit insurance, pursuant to which the premiums paid by a depository institution are based on the probability that the BIF will incur a loss in respect of that institution.

FDIC expense was $.2 million in 1998 and 1997 and $.1 million in 1996. In 1998 and 1997, the Corporation paid the minimum rate of $.01296 per $100 of deposits insured by the BIF and $.0644 per $100 of deposits insured by the Savings Association Insurance Fund ("SAIF"). During 1996, the FDIC's minimum assessment rate for BIF insured deposits was reduced to $2000. Deposits held by well-capitalized banks and insured by the SAIF were assessed at a rate of $.23 per $100 of insured deposits in 1996. In addition, during 1996, SAIF insured deposits, held on March 31, 1995, were assessed a one-time charge of $.657 per $100 of deposits to recapitalize the SAIF to its required reserve ratio. The Corporation's liability for this special assessment was approximately $30,000.

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

On May 1, 1996, the Corporation merged with State Savings Bancorp, Inc. ("SSBI") in Caro, Michigan. SSBI operated one bank, State Savings Bank of Caro, with offices in Caro and Fairgrove, Michigan. The Corporation issued 689,062 shares (adjusted for the 5% stock dividends paid December 30, 1996 and December 30, 1997 and the 5 for 4 stock split paid December 16, 1998) of the Corporation's common stock in exchange for all of the common stock of SSBI. The merger was accounted for as a "pooling of interests." As of May 1, 1996, SSBI had assets of approximately $65 million.

On December 31, 1996, the Corporation through CB&T acquired Arbury & Stephenson, Inc., an insurance agency headquartered in Midland, Michigan. The merger was effected through an exchange of shares of the Corporation's common stock.

In March 1997, the Corporations subsidiary headquartered in Owosso, Michigan (Chemical Bank Key State) sold its branch banking building in Okemos, Michigan. The loans and deposits of the Okemos branch were transferred to Chemical Bank Key State's branch banking office in Lansing, Michigan.

In November 1998, the Corporation's subsidiary headquartered in Marshall, Michigan (Chemical Bank South) purchased a branch banking office in Albion, Michigan from Great Lakes National Bank Michigan. The branch had total deposits of approximately $11 million as of the acquisition date. Chemical Bank South consolidated its existing banking operations at 1408 N. Eaton Street in Albion into the newly acquired location.

The nature of the business of Chemical's subsidiaries is such that they hold title to numerous parcels of real property. These properties are primarily owned for branch offices; however, Chemical and its subsidiaries may hold properties for other business purposes, as well as on a temporary basis for properties taken in or in lieu of foreclosure to satisfy loans in default. Under current state and federal laws, present and past owners of real property may be exposed to liability for the cost of clean up of environmental contamination on or originating from those properties, even if they are wholly innocent of the actions that caused the contamination. These liabilities can be material and can exceed the value of the contaminated property.

At December 31, 1998, Chemical was the fifth largest bank holding company headquartered in Michigan, measured by total assets, and together with its subsidiaries employed a total of 1006 full-time equivalent employees.

The following table summarizes the book value of investment securities as of December 31:

                                                            1998            1997             1996
                                                          --------        --------         --------
                                                                       (In thousands)
Investment securities available for sale:
   U.S. Government and agency securities                  $444,361        $474,706         $422,629
   States of the U.S. and municipal securities                --              --               --
   Mortgage-backed securities                                1,583           2,351            2,850
   Other securities                                         43,032          17,116           16,308
                                                          --------        --------         --------

      Total investment securities available for sale       488,976         494,173          441,787

Investment securities held to maturity:
   U.S. Government and agency securities                   190,957         201,801          168,958
   States of the U.S. and municipal securities              41,593          46,707           42,096
   Mortgage-backed securities                                  312             501              679
   Other securities                                          7,985           2,011            2,019
                                                          --------        --------         --------


      Total investment securities held to maturity         240,847         251,020          213,752
                                                          --------        --------         --------
      Total investment securities                         $729,823        $745,193         $655,539
                                                          ========        ========         ========

The information under the following captions in the registrant's Annual Report to Shareholders for the year ended December 31, 1998, further describes the business of Chemical and is here incorporated by reference:

                   CAPTION                                                       PAGES
                   -------                                                       -----
Table 2. Average Balances, Tax Equivalent Interest and
    Effective Yields and Rates                                                     31
Table 3. Volume and Rate Variance Analysis                                         33
Note C- Investment Securities                                                      18
Table 8. Maturities and Yields of Investment Securities
    at December 31, 1998                                                           38
Table 4. Summary of Loans and Loan Loss Experience                                 33
Table 5. Comparison of Loan Maturities and Interest Sensitivity                    35
Table 6. Summary of Nonperforming Loans                                            35
Note D - Loans                                                                     19
Table 7. Allocation of the Allowance For Possible Loan Losses                      36
Management's Discussion and Analysis, subheadings
    "Net Interest Income," "Loans," "Nonperforming
    Loans," "Provision For Possible Loan Losses" and "Liquidity
    and Interest Sensitivity"                                                   30-41
Table 10. Maturity Distribution of Time Deposits of $100,000 or More               39
Financial Highlights                                                                1

ITEM 2.  PROPERTIES.

The executive offices of Chemical, the main office of CB&T and Chemical's data processing subsidiary are located in a three story, approximately 74,000 square foot, office building in downtown Midland, which is 100% owned by CB&T.

Chemical's subsidiary banks conduct business from a total of 86 banking offices as of December 31, 1998. These offices are located in or in the vicinity of the cities in which the banks have their main offices. Of the banking offices, 83 are owned by the subsidiary banks and 3 are leased from independent parties with remaining lease terms of one year to eleven years. This leased property is considered insignificant.

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

Bruce M. Groom, age 57, is Senior Vice President and Trust Officer of CB&T. He joined CB&T on April 29, 1985 as Senior Vice President and was promoted to Senior Trust Officer in May 1986. Mr. Groom has served on the Board of Chemical Bank Central, a wholly owned subsidiary of Chemical, since February 1989. Mr. Groom is an attorney. Mr. Groom is a member of the Management Committee of Chemical.

Lori A. Gwizdala, age 40, is Senior Vice President, Chief Financial Officer and Treasurer of Chemical. She joined Chemical as Controller on January 1, 1985 and was named Chief Financial Officer in May 1987, Senior Vice President in February 1991 and Treasurer in April 1994. Ms. Gwizdala has served as Secretary to the Board of Directors of CFC Data Corp since May 1986, a director of Chemical Bank Bay Area since January 1993 and a director of Chemical Bank Thumb Area since July 1996, all of which are wholly owned subsidiaries of Chemical. Ms. Gwizdala is a certified public accountant. Ms. Gwizdala is a member of the Management Committee of Chemical.

William C. Lauderbach, age 56, is Senior Vice President and Investment Officer of CB&T. He joined CB&T as a Trust Officer on July 2, 1973, was promoted to Vice President and Trust Officer in March 1980, Investment Officer in January 1985 and Senior Vice President in February 1991. Mr. Lauderbach has served on the Board of Directors of Chemical Bank South, a wholly owned subsidiary of Chemical, since 1989. Mr. Lauderbach is a member of the Management Committee of Chemical.

David B. Ramaker, age 43, is Chief Executive Officer and President of CB&T and Executive Vice President and Secretary of Chemical. He joined CB&T as Vice President on November 20, 1989. Mr. Ramaker became President of Chemical Bank Key State, a wholly owned subsidiary of Chemical in October 1993. Mr. Ramaker became President and member of the Board of Directors of CB&T in September 1996 and Executive Vice President and Secretary to the Board of Chemical and Chief Executive Officer of CB&T on January 1, 1997. Mr. Ramaker has served as a director of Chemical Bank Key State since October 1993. Mr. Ramaker was appointed to the following Boards of Directors of wholly owned subsidiaries of Chemical in December 1996:
Chemical Bank Montcalm, Chemical Bank Central (also Chairman), Chemical Bank North (also Chairman), and Chemical Bank West (also Chairman).
During 1998, Mr. Ramaker was appointed Chairman of the Board of Directors of Chemical Bank Montcalm and of Chemical Bank Bay Area, wholly owned subsidiaries of Chemical. Mr. Ramaker is a member of the Management Committee of Chemical.

                                  PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

The information under the heading "Stock Price Ranges and Cash Dividends Per Share" on page 10 of the registrant's Annual Report to Shareholders for the year ended December 31, 1998, is here incorporated by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

The information under the caption "Financial Highlights" on page 1 and the sub-heading "Financial Highlights" of "Management's Discussion and Analysis" on pages 28 through 30 of the registrant's Annual Report to Shareholders for the year ended December 31, 1998, is here incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information under the heading "Management's Discussion and Analysis" on pages 28 through 43 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 1998, is here incorporated by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information under the heading "Liquidity and Interest Sensitivity" on pages 37 through 41 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 1998, is here incorporated by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements, notes, and independent auditors' report on pages 11 through 27 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 1998, is here incorporated by reference.

The information under the caption "Selected Quarterly Financial Information (Unaudited)" on page 10 of the registrant's Annual Report to Shareholders for the year ended December 31, 1998, is here incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                 PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the captions "Nominees for Election to Serve Until the Annual Meeting of Shareholders in 2000" on pages 3 through 4 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 17 in the registrant's definitive Proxy Statement for its April 19, 1999 annual meeting of shareholders is here incorporated by reference.


ITEM 11. EXECUTIVE COMPENSATION.

The information set forth under the caption "Compensation of Executive Officers and Directors" on pages 8 through 13 in the registrant's definitive Proxy Statement for its April 19, 1999, annual meeting of shareholders is here incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under the caption "Voting Securities" on pages 5 through 7 in the registrant's definitive Proxy Statement for its April 19, 1999, annual meeting of shareholders is here incorporated by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption "Certain Relationships and Related Transactions" on page 17 in the registrant's definitive Proxy Statement for its April 19, 1999, annual meeting of shareholders is here incorporated by reference.

                                  PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (1) FINANCIAL STATEMENTS. The following financial statements and independent auditors' report of Chemical Financial Corporation and its subsidiaries are filed as part of this report:

Consolidated Statement of Financial Position-December 31, 1998 and 1997 Consolidated Statement of Income for each of the three years in the period ended December 31, 1998
Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1998
Consolidated Statement of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 1998
Notes to Consolidated Financial Statements
Report of Independent Auditors dated January 19, 1999

The financial statements, the notes to financial statements, and the independent auditors' report listed above are incorporated by reference in
Item 8 of this report from the corresponding portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1998.

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

   NUMBER                  EXHIBIT

    10.1 CHEMICAL FINANCIAL CORPORATION STOCK INCENTIVE PLAN OF 1997.<F*> Previously filed as Appendix A to the registrant's Definitive Proxy Statement with respect to its Annual Meeting of Shareholders held on April 21, 1997. Here incorporated by reference.

    10.2 AMENDED AWARD AND STOCK OPTION PLAN OF 1987.<F*> Previously filed as Exhibit 10(a) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Commission on March 24, 1994. Here incorporated by reference.

    10.3    PLAN FOR DEFERRAL OF DIRECTORS' FEES.<F*>  Previously filed as
            Exhibit 10(c) to the registrant's Form S-4 Registration Statement No. 33-64944 filed with the Commission on June 24, 1993. Here incorporated by reference.

    10.4    CHEMICAL FINANCIAL CORPORATION SUPPLEMENTAL PENSION PLAN.<F*>

    10.5    RETIREMENT AGREEMENT.<F*>

      11    STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS.

      13    1998 ANNUAL REPORT TO SHAREHOLDERS.

      21    SUBSIDIARIES OF THE REGISTRANT.

      23    CONSENT OF INDEPENDENT AUDITORS.

      27    FINANCIAL DATA SCHEDULE FOR THE YEAR ENDED DECEMBER 31, 1998.

    99.1    CHEMICAL FINANCIAL CORPORATION 401(K) PLAN FINANCIAL
            STATEMENTS, NOTES AND SCHEDULES.

    99.2 CHEMICAL FINANCIAL CORPORATION 1992 STOCK PURCHASE PLAN FOR SUBSIDIARY DIRECTORS FINANCIAL STATEMENTS AND NOTES.



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


                                   CHEMICAL FINANCIAL CORPORATION


March 22, 1999                     S/ ALOYSIUS J. OLIVER
                                   Aloysius J. Oliver
                                   President and Chief Executive Officer


March 22, 1999                     S/ LORI A. GWIZDALA
                                   Lori A. Gwizdala
                                   Senior Vice President, Chief Financial
                                   Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 22, 1999                     S/ ALOYSIUS J. OLIVER
                                   Aloysius J. Oliver
                                   President and Chief Executive Officer
                                   and Director (Principal Executive
                                   Officer)


March 22, 1999                     S/ JAMES A. CURRIE
                                   James A. Currie


March 22, 1999                     S/ MICHAEL L. DOW
                                   Michael L. Dow
                                   Director


March 22, 1999                     S/ LORI A. GWIZDALA
                                   Lori A. Gwizdala
                                   Senior Vice President, Chief Financial
                                   Officer and Treasurer (Principal
                                   Financial and Accounting Officer)


March 22, 1999                     S/ TERENCE F. MOORE
                                   Terence F. Moore
                                   Director


March 22, 1999                     S/ ALAN W. OTT
                                   Chairman of the Board and Director


March   , 1999                     ___________________________________
                                   Frank P. Popoff
                                   Director


March 22, 1999                     S/ LAWRENCE A. REED
                                   Lawrence A. Reed
                                   Director

March 22, 1999                     S/ WILLIAM S. STAVROPOULOS
                                   William S. Stavropoulos
                                   Director

                               EXHIBIT INDEX


 NUMBER                  EXHIBIT

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

  10.1 CHEMICAL FINANCIAL CORPORATION STOCK INCENTIVE PLAN OF 1997. Previously filed as Appendix A to the registrant's Definitive Proxy Statement with respect to its Annual Meeting of Shareholders held on April 21, 1997. Here incorporated by reference.

  10.2 AMENDED AWARD AND STOCK OPTION PLAN OF 1987. Previously filed as Exhibit 10(a) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Commission on March 24, 1994. Here incorporated by reference.

  10.3    PLAN FOR DEFERRAL OF DIRECTORS' FEES.  Previously filed as
          Exhibit 10(c) to the registrant's Form S-4 Registration Statement No. 33-64944 filed with the Commission on June 24, 1993. Here incorporated by reference.

  10.4    CHEMICAL FINANCIAL CORPORATION SUPPLEMENTAL PENSION PLAN.

  10.5    RETIREMENT AGREEMENT.

    11    STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS.

    13    1998 ANNUAL REPORT TO SHAREHOLDERS.

    21    SUBSIDIARIES OF THE REGISTRANT.

    23    CONSENT OF INDEPENDENT AUDITORS.

    27    FINANCIAL DATA SCHEDULE FOR THE YEAR ENDED DECEMBER 31, 1998.

 NUMBER                  EXHIBIT

  99.1 CHEMICAL FINANCIAL CORPORATION 401(K) SAVINGS PLAN FINANCIAL STATEMENTS, NOTES AND SCHEDULES.

  99.2 CHEMICAL FINANCIAL CORPORATION 1992 STOCK PURCHASE PLAN FOR SUBSIDIARY DIRECTORS FINANCIAL STATEMENTS AND NOTES.