Form 10-Q
period 1999-03-31
CHEMICAL FINANCIAL CORP
filed 1999-05-13
CIK 19612

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

---------------------------------------------------------------------------

(MARK ONE)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999, OR

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

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of April 30, 1999, was 13,478,973 shares.

===========================================================================

                                   INDEX

                      CHEMICAL FINANCIAL CORPORATION
                                 FORM 10-Q


PART I.   FINANCIAL INFORMATION                                        PAGE

Item 1. Consolidated Financial Statements (unaudited, except Consolidated Statement of Financial
          Position as of December 31, 1998)

         Consolidated Statement of Income for the Three
          Months Ended March 31, 1999 and March 31, 1998                  3

         Consolidated Statement of Financial Position
          as of March 31, 1999, December 31, 1998 and
          March 31, 1998                                                  4

         Consolidated Statement of Cash Flows for the
          Three Months Ended March 31, 1999 and March 31,
          1998                                                            5

         Notes to Consolidated Financial Statements                     6-9

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         10-18

Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk                                                    19

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                20


SIGNATURES                                                               21

                      PART I.  FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

              CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
               Consolidated Statement of Income (Unaudited)
                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                            ---------------------
                                                                             1999          1998
                                                                            -------       -------
                                                                          (In thousands, except per
                                                                                share amounts)
INTEREST INCOME
Interest and fees on loans .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      $18,206       $17,948
Interest on investment securities:
  Taxable.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       10,350        10,319
  Tax-exempt.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          497           552
                                                                            -------       -------
          TOTAL INTEREST ON SECURITIES .  .  .  .  .  .  .  .  .  .  .       10,847        10,871
Interest on federal funds sold.  .  .  .  .  .  .  .  .  .  .  .  .  .        1,011         1,005
Interest on deposits with unaffiliated banks .  .  .  .  .  .  .  .  .           33
                                                                            -------       -------
          TOTAL INTEREST INCOME. .  .  .  .  .  .  .  .  .  .  .  .  .       30,097        29,824
INTEREST EXPENSE
Interest on deposits .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       11,259        11,827
Interest on short-term borrowings.  .  .  .  .  .  .  .  .  .  .  .  .          398           372
Interest on long-term debt .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          115           149
                                                                            -------       -------
          TOTAL INTEREST EXPENSE .  .  .  .  .  .  .  .  .  .  .  .  .       11,772        12,348
                                                                            -------       -------
          NET INTEREST INCOME .  .  .  .  .  .  .  .  .  .  .  .  .  .       18,325        17,476
Provision for loan losses  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          175           219
                                                                            -------       -------
NET INTEREST INCOME after provision for
  loan losses  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       18,150        17,257
NONINTEREST INCOME
Trust department income .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          888           810
Service charges on deposit accounts .  .  .  .  .  .  .  .  .  .  .  .        1,328         1,222
Other charges and fees for customer services .  .  .  .  .  .  .  .  .        1,225         1,184
Gains on sales of  loans.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          245           184
Other. . .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          347           121
                                                                            -------       -------
          TOTAL NONINTEREST INCOME  .  .  .  .  .  .  .  .  .  .  .  .        4,033         3,521


OPERATING EXPENSES
Salaries, wages and employee benefits  .  .  .  .  .  .  .  .  .  .  .        7,466         7,320
Occupancy.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        1,220         1,188
Equipment.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          879           833
Other .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        2,963         2,873
                                                                            -------       -------
          TOTAL OPERATING EXPENSES  .  .  .  .  .  .  .  .  .  .  .  .       12,528        12,214
                                                                            -------       -------
INCOME BEFORE INCOME TAXES .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        9,655         8,564
Federal income taxes .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        3,184         2,785
                                                                            -------       -------
          NET INCOME .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      $ 6,471       $ 5,779
                                                                            =======       =======

NET INCOME PER SHARE
Basic .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      $   .48       $   .43
                                                                            =======       =======
Diluted  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      $   .47       $   .42
                                                                            =======       =======

CASH DIVIDENDS PER SHARE.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      $   .21       $   .19
                                                                            =======       =======

See accompanying notes to consolidated financial statements.

              CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
               Consolidated Statement of Financial Position
                                                                    MARCH 31    DECEMBER 31    MARCH 31
                                                                      1999         1998          1998
                                                                   ----------   -----------   ----------
                                                                   (Unaudited)                (Unaudited)
                                                                               (in thousands)
ASSETS
Cash and demand deposits due from banks .  .  .  .  .  .  .  .     $   81,648   $   98,483    $   83,056
Federal funds sold .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         83,120      113,150        82,650
Interest bearing deposits with unaffiliated banks.  .  .  .  .                       5,000
Investment securities:
  Available for sale (at market value)  .  .  .  .  .  .  .  .        496,892      488,976       487,007
  Held to maturity (market value $291,815 at 3/31/99,
     $244,430 at 12/31/98, and $263,668 at 3/31/98) .  .  .  .        289,446      240,847       261,818
                                                                   ----------   ----------    ----------
            Total investment securities .  .  .  .  .  .  .  .        786,338      729,823       748,825
Loans:
  Commercial and agricultural  .  .  .  .  .  .  .  .  .  .  .        145,210      139,051       132,782
  Real estate construction  .  .  .  .  .  .  .  .  .  .  .  .         31,211       35,039        30,697
  Real estate mortgage.  .  .  .  .  .  .  .  .  .  .  .  .  .        536,117      520,972       526,758
  Consumer   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        206,119      203,231       168,675
                                                                   ----------   ----------    ----------
            Total loans  .  .  .  .  .  .  .  .  .  .  .  .  .        918,657      898,293       858,912
  Less:  Allowance for loan losses.  .  .  .  .  .  .  .  .  .         18,217       18,071        17,548
                                                                   ----------   ----------    ----------
            Net loans .  .  .  .  .  .  .  .  .  .  .  .  .  .        900,440      880,222       841,364
Premises and equipment.  .  .  .  .  .  .  .  .  .  .  .  .  .         19,890       20,215        20,189
Accrued income  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         15,158       14,195        15,292
Other assets .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         14,119       11,538        10,670
                                                                   ----------   ----------    ----------
            TOTAL ASSETS .  .  .  .  .  .  .  .  .  .  .  .  .     $1,900,713   $1,872,626    $1,802,046
                                                                   ==========   ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing .  .  .  .  .  .  .  .  .  .  .  .  .  .     $  242,635   $  272,388    $  238,585
  Interest-bearing .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      1,336,225    1,281,883     1,276,532
                                                                   ----------   ----------    ----------
            Total deposits  .  .  .  .  .  .  .  .  .  .  .  .      1,578,860    1,554,271     1,515,117
Short-term borrowings:
  Treasury tax and loan notes payable to the U.S. Treasury.  .          7,772        5,137         7,196
  Securities sold under agreements to repurchase .  .  .  .  .         41,880       48,113        28,340
                                                                   ----------   ----------    ----------
            Total short-term borrowings .  .  .  .  .  .  .  .         49,652       53,250        35,536

Interest payable and other liabilities  .  .  .  .  .  .  .  .         20,620       15,266        14,514
Long-term debt  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          8,000        8,000         9,000
                                                                   ----------   ----------    ----------
            Total liabilities  .  .  .  .  .  .  .  .  .  .  .      1,657,132    1,630,787     1,574,167
Shareholders' equity:
  Common stock, $1 par value ($10 par value at 3/31/98):
     Authorized - 18,000,000 shares (15,000,000 at 3/31/98)
     Issued - 13,485,026 shares, 13,496,230 shares,
        and 10,784,040 shares, respectively.  .  .  .  .  .  .         13,485       13,496       107,840
  Surplus    .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        183,762      184,384        87,222
  Retained earnings.  .  .  .  .  .  .  .  .  .  .  .  .  .  .         44,527       40,892        31,094
  Accumulated other comprehensive income.  .  .  .  .  .  .  .          1,807        3,067         1,723
                                                                   ----------   ----------    ----------
            Total shareholders' equity  .  .  .  .  .  .  .  .        243,581      241,839       227,879
                                                                   ----------   ----------    ----------
            TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY  .  .  .  .  .  .  .  .  .  .     $1,900,713   $1,872,626    $1,802,046
                                                                   ==========   ==========    ==========

See accompanying notes to consolidated financial statements.

              CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
             Consolidated Statement of Cash Flows (Unaudited)
                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31
                                                                         -----------------------
                                                                           1999           1998
                                                                         ---------     ---------
                                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $   6,471     $   5,779
  Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                              175           219
        Gains on sales of loans                                               (245)         (184)
        Provision for depreciation and amortization                            925           838
        Net amortization of investment securities                              174           145
        Net increase in accrued income and other assets                     (2,867)         (629)
        Net increase in interest payable and other liabilities               5,588           570
                                                                         ---------     ---------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                      10,221         6,738
                                                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in interest-bearing deposits with unaffiliated banks          5,000
  Proceeds from maturities of securities available for sale                108,134        36,302
  Purchases of securities available for sale                              (117,995)      (28,683)
  Proceeds from maturities of securities held to maturity                    4,520        19,724
  Purchases of securities held to maturity                                 (53,286)      (30,631)
  Proceeds from sales of loans                                              16,733        32,012
  Net loan originations, excluding sales                                   (37,076)      (45,109)
  Purchases of premises and equipment                                         (404)         (470)
                                                                         ---------     ---------
             NET CASH USED FOR INVESTING ACTIVITIES                        (74,374)      (16,855)
                                                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits, NOW accounts and
     savings accounts                                                      (15,331)       21,364
  Net increase in certificates of deposit and other time deposits           39,920        17,912
  Net decrease in short-term borrowings                                     (3,598)       (6,660)
  Cash dividends paid                                                       (2,835)       (2,588)
  Proceeds from stock purchase plan                                             65            70
  Proceeds from exercise of stock options                                       64           181
  Repurchases of common stock                                                 (997)
                                                                         ---------     ---------

             NET CASH PROVIDED BY FINANCING ACTIVITIES                      17,288        30,279
                                                                         ---------     ---------

             NET INCREASE (DECREASE) IN CASH AND
                CASH EQUIVALENTS                                           (46,865)       20,162
             Cash and cash equivalents at beginning of year                211,633       145,544
                                                                         ---------     ---------
             CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 164,768     $ 165,706
                                                                         =========     =========

-------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
Interest paid on deposits, short-term borrowings and long-term debt      $  11,585     $  11,910
Federal income taxes paid                                                      235
-------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

              CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              MARCH 31, 1999


NOTE A: BASIS OF PRESENTATION The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1998.

EARNINGS PER SHARE

All earnings per share amounts have been presented to conform to Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), requirements. Basic earnings per share excludes any dilutive effect of stock options. Basic earnings per share for the Corporation is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the Corporation is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the dilutive effect of outstanding employee stock options.

The following table summarizes the number of shares used in the denominator of the basic and diluted earnings per share computations:

              CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              MARCH 31, 1999


                                                       THREE MONTHS ENDED
                                                             MARCH 31
                                                      ---------------------
                                                       1999           1998
                                                       ----           ----
                                                         (In thousands)
Denominator for basic earnings per share              13,500         13,470
                                                      ======         ======

Denominator for diluted earnings per share            13,624         13,632
                                                      ======         ======

COMPREHENSIVE INCOME

As of January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Corporation's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Corporation's investment securities available for sale to be included in other comprehensive income.

The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 1999 and 1998 are as follows (in thousands of dollars):

              CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              MARCH 31, 1999


                                                       THREE MONTHS ENDED
                                                            MARCH 31
                                                      ---------------------
                                                       1999          1998
                                                      -------       -------
Net income                                            $ 6,471       $ 5,779
Unrealized net gains (losses) on investment
   securities available for sale                       (1,260)          318
                                                      -------       -------
Comprehensive income                                  $ 5,211       $ 6,097
                                                      =======       =======

The components of accumulated other comprehensive income, net of related tax, at March 31, 1999, December 31, 1998 and March 31, 1998 are as follows (in thousands of dollars):

                                            MARCH 31     DECEMBER 31   MARCH 31
                                              1999          1998         1998
                                            --------     -----------   --------
Unrealized net gains on investment
   securities available for sale             $ 1,807       $ 3,067      $ 1,723
                                             -------       -------      -------
Accumulated other comprehensive
   income                                    $ 1,807       $ 3,067      $ 1,723
                                             =======       =======      =======

OPERATING SEGMENT

As of January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 established standards for the reporting of information about operating segments and related disclosures about products and services, geographic areas and major customers.

              CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              MARCH 31, 1999


The Corporation is a bank holding company that operates ten commercial banks and a data processing company, each as a separate subsidiary of the Corporation. All ten of the Corporation's commercial bank subsidiaries operate as community banks and offer a full range of commercial banking and fiduciary products and services to the residents and business customers of their geographical market areas. The products and services offered by the commercial bank subsidiaries are consistent throughout the Corporation, as is the pricing of these products and services. Each of the Corporation's commercial banking subsidiaries operates in a separate geographical area within the state of Michigan. The geographical area served by each of these subsidiaries is generally the twenty-five mile radius surrounding its headquarters. All marketing of products and services throughout the Corporation's ten subsidiary banks is uniform, as many of the markets served by these subsidiaries overlap. The distribution of products and services is uniform throughout the Corporation's commercial bank subsidiaries and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products. All ten commercial bank subsidiaries are state chartered commercial banks, and operate under the same banking regulations. The data processing subsidiary primarily performs data processing functions for the Corporation's ten commercial banking subsidiaries. It is management's opinion that the Corporation operates in a single operating segment - commercial banking.

OTHER

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued in June 1998. SFAS 133 is effective for all fiscal quarters beginning after June 15, 1999. SFAS 133 standardizes the accounting for derivative instruments embedded in other contracts by requiring the recognition of those items as assets or liabilities in the statement of financial position and measuring them at fair value. SFAS 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (b) the earnings effect of the hedged forecasted transaction. The adoption of SFAS 133 is currently expected to have no effect on the financial position, liquidity or results of operations of the Corporation. As of March 31, 1999, the Corporation held no derivative financial instruments.

              CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              MARCH 31, 1999


RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

NOTE B: LOANS AND NONPERFORMING ASSETS The following summarizes loans and nonperforming assets at the dates indicated (in thousands of dollars):

                                                           MARCH 31       DECEMBER 31       MARCH 31
                                                             1999            1998             1998
                                                           --------       -----------       --------
LOANS:
    Commercial.  .  .  .  .  .  .  .  .  .  .  .  .  .     $145,210        $139,051         $132,782
    Real estate construction .  .  .  .  .  .  .  .  .       31,211          35,039           30,697
    Real estate mortgage  .  .  .  .  .  .  .  .  .  .      536,117         520,972          526,758
    Consumer  .  .  .  .  .  .  .  .  .  .  .  .  .  .      206,119         203,231          168,675
                                                           --------        --------         --------
    Total Loans  .  .  .  .  .  .  .  .  .  .  .  .  .     $918,657        $898,293         $858,912
                                                           ========        ========         ========

NONPERFORMING ASSETS:
    Nonaccrual loans.  .  .  .  .  .  .  .  .  .  .  .     $  1,670        $  1,785         $  1,890
    Loans 90 days or more past due and
      still accruing interest.  .  .  .  .  .  .  .  .          441           1,316            1,052
    Restructured loans .  .  .  .  .  .  .  .  .  .  .          835
                                                           --------        --------         --------
    Total nonperforming loans.  .  .  .  .  .  .  .  .        2,946           3,101            2,942
                                                           --------        --------         --------
    Other real estate owned <F1>.  .  .  .  .  .  .  .          394             470              368
                                                           --------        --------         --------
    Total nonperforming assets  .  .  .  .  .  .  .  .     $  3,340        $  3,571         $  3,310
                                                           ========        ========         ========

<F1> Other real estate owned includes properties acquired through foreclosure and by acceptance of a deed in lieu of foreclosure, and other property held for sale.

              CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              MARCH 31, 1999


NOTE C:  ALLOWANCE FOR LOAN LOSSES    The following summarizes the changes
in the allowance for loan losses (in thousands of dollars):

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31
                                                                                --------------------
                                                                                 1999         1998
                                                                                -------      -------
ALLOWANCE FOR LOAN LOSSES
Balance as of January 1 .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       $18,071      $17,359
Provision for loan losses  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           175          219

Gross loans charged-off .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           (84)         (89)
Gross recoveries of loans previously charged-off.  .  .  .  .  .  .  .  .            55           59
                                                                                -------      -------
Net loans charged-off.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           (29)         (30)
                                                                                -------      -------

Balance at March 31  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       $18,217      $17,548
                                                                                =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

FORWARD-LOOKING STATEMENTS

This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipates," "believes," "estimates," "judgment," "expects,"
"forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, the statements under the caption "Year 2000 Readiness Disclosure" are forward-looking statements. Assessments that the Corporation and/or its information and non-information technology systems are Year 2000 "compliant" or "ready" are statements of belief as to the outcome of future events based in part on information provided by vendors and other third parties that the Corporation has not independently verified. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements.

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

SUMMARY

The Corporation's net income was $6,471,000 in the first quarter of 1999, as compared to net income of $5,779,000 during the first quarter of 1998. Earnings per share in the first quarter of 1999 were $.47, compared to earnings per share of $.42 in the first quarter of 1998.

The increases in net income during the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, were principally the result of increases in both net interest income and noninterest income. These revenue increases were slightly offset by increased operating expenses.

Return on average assets in the first quarter of 1999 was 1.40%, as compared to 1.33% during the first quarter of 1998. Return on average equity for the three months ended March 31, 1999 and March 31, 1998 was 10.9% and 10.4%, respectively.

Total assets were $1.901 billion as of March 31, 1999, up $28.1 million, or 1.5%, from total assets of $1.873 billion as of December 31, 1998, and up $98.7 million, or 5.5%, from total assets of $1.802 billion as of March 31, 1998.

Total loans increased $20.4 million, or 2.3%, from December 31, 1998, and $59.7 million, or 7%, from March 31, 1998 to $918.7 million as of March 31, 1999. The Corporation experienced increases from December 31, 1998 and March 31, 1998 to March 31, 1999 in commercial, real estate mortgage and consumer loans.

Shareholders' equity increased $15.7 million, or 6.9%, from March 31, 1998, to $243.6 million as of March 31, 1999, or $18.06 per share, representing 12.8% of total assets. The increase was primarily attributable to retained net income.


RESULTS OF OPERATIONS

NET INTEREST INCOME

The Corporation's net interest income for the first quarter of 1999 was $18.33 million, a $.85 million, or 4.9%, increase over the $17.48 million recorded in the first quarter of 1998. The increase in net interest income was due primarily to increases in average earning assets. Average earning assets increased $97.5 million, or 5.9%, in the first quarter of 1999, compared to the first quarter of 1998, attributable to increases in deposits and shareholders' equity. Average deposits increased $69.9 million, or 4.7%, in the first quarter of 1999, compared to the first quarter of 1998, while average shareholders' equity increased $16.7 million, or 7.4%. The Corporation's net interest margin was 4.31% in the first quarter of 1999, compared to 4.35% in the first quarter of 1998.

NONINTEREST INCOME

Noninterest income increased $512,000, or 14.5%, in the first quarter of 1999, compared to the first quarter of 1998. Almost one-half of this increase was attributable to a $236,000 gain that was realized on the sale of land owned by the Corporation's lead subsidiary bank, Chemical Bank and Trust Company. The Corporation's trust department income increased $78,000, or 9.6%, in the first quarter of 1999, compared to the first quarter of 1998, due to a combination of increased fees resulting from an increase in the market value of trust assets and new business. Service charges on deposit accounts increased $106,000, or 8.7%, in the first quarter of 1999, compared to the first quarter of 1998. Other charges and fees for customer services increased $41,000, or 3.5%, in the first quarter of 1999, compared to the first quarter of 1998. Gains on sales of residential mortgage loans in the secondary market increased $61,000 in the first quarter of 1999, compared to the first quarter of 1998.

PROVISION FOR LOAN LOSSES

The provision for loan losses reflects management's judgment of changing economic conditions, as well as increases and other changes in the subsidiary banks' loan portfolios. It is management's policy to control loan quality through a carefully structured review of loan requests. In assessing the adequacy of the allowance for loan losses (the "Allowance"), management believes that its historical experience confirms, in principle, its judgment in what is essentially a subjective decision. Based upon historical experience and a constant evaluation of risks in the loan portfolios, management believes that the Allowance is adequate. During the three months ended March 31, 1999, the Corporation added $175,000 to the Allowance through the provision for loan losses, compared to $219,000 during the three months ended March 31, 1998. Net loan charge-offs during the three months ended March 31, 1999 were $29,000, compared to net loan charge-offs of $30,000 during the three months ended March 31, 1998.

OPERATING EXPENSES

Total operating expenses increased $314,000, or 2.6%, in the first quarter of 1999, compared to the first quarter of 1998.

Salaries, wages and employee benefits increased $146,000, or 2%, in the first quarter of 1999 over the first quarter of 1998. Occupancy expense and equipment expense, combined, increased $78,000, or 3.9%, during the first quarter of 1999, compared to the first quarter of 1998. Other operating expenses increased $90,000, or 3.1%, in the first quarter of 1999, compared to the first quarter of 1998.

INCOME TAX EXPENSE

The Corporation's effective federal income tax rate was 33% during the three months ended March 31, 1999, compared to 32.5% during the three months ended March 31, 1998. The effective federal income tax rate is a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses.

BALANCE SHEET CHANGES

ASSET AND DEPOSIT CHANGES

Total assets increased $28.1 million, or 1.5%, from December 31, 1998 and increased $98.7 million, or 5.5%, from March 31, 1998 to $1.901 billion as of March 31, 1999. Total deposits increased $24.6 million, or 1.6%, from December 31, 1998 and increased $63.7 million, or 4.2%, from March 31, 1998 to $1.579 billion as of March 31, 1999.

LOANS

The Corporation's philosophy is such that it will neither compromise on loan quality nor make loans outside its banking markets to increase its loan portfolio. The Corporation does not purchase participation loans, which is a method utilized by many financial institutions to increase the size of their loan portfolios.

Total loans as of March 31, 1999 were $918.7 million, compared to $858.9 million as of March 31, 1998 and $898.3 million as of December 31, 1998.

Commercial loans increased $12.4 million, or 9.4%, from March 31, 1998, and $6.2 million, or 4.4%, from December 31, 1998 to $145.2 million as of March 31, 1999. The growth in commercial loans was achieved through an increased sales effort by the Corporation to increase commercial loans as a percentage of total loans. Commercial loans represented 15.8%, 15.5% and 15.5% of the Corporation's loan portfolio as of March 31, 1999, December 31, 1998 and March 31, 1998, respectively.

Real estate construction and mortgage loans increased $9.9 million, or 1.8%, from March 31, 1998, and increased $11.3 million, or 2%, from December 31, 1998 to $567.3 million as of March 31, 1999. Real estate construction and mortgage loans represented 61.8%, 61.9% and 64.9% of the Corporation's loan portfolio as of March 31, 1999, December 31, 1998 and March 31, 1998, respectively.

Consumer loans increased $37.4 million, or 22.2%, from March 31, 1998, and $2.9 million, or 1.4%, from December 31, 1998 to $206.1 million as of March 31, 1999. The increase from March 31, 1998 was the result of several consumer loan promotions, which offered lower interest rates on certain types of consumer loans during the twelve month period ended March 31, 1999. These various consumer loan promotions offered loans with annual percentage rates ranging from 6.90% to 7.64% and had maximum terms of 60 months. Consumer loans represented 22.4%, 22.6% and 19.6% of total loans as of March 31, 1999, December 31, 1998 and March 31, 1998, respectively.

The Corporation's total loan to deposit ratio as of March 31, 1999, December 31, 1998 and March 31, 1998 was 58.2%, 57.8% and 56.7%,
respectively.

The Corporation traditionally has had a conservative loan underwriting policy. This is evidenced by its historically low loan losses and low ratio of nonperforming loans to total loans. During the three months ended March 31, 1999, the Corporation experienced net loan charge-offs of $29,000, compared to net loan charge-offs of $30,000 during the three months ended March 31, 1998.

Nonperforming loans consist of loans which are past due for principal or interest payments by 90 days or more and are still accruing interest, loans for which the accrual of interest has been discontinued, and other loans which have been renegotiated to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $2.9 million as of March 31, 1999, $3.1 million as of December 31, 1998 and $2.9 million as of March 31, 1998, and represented .32%, .35% and .34% of total loans as of those dates, respectively.

The allowance for loan losses at March 31, 1999 was $18,217,000 and represented 1.98% of total loans, compared to $18,071,000, or 2.01% of total loans, at December 31, 1998 and $17,548,000, or 2.04% of total loans, at March 31, 1998.

LIQUIDITY

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demands and deposit withdrawals. The banking subsidiaries' primary liquidity sources consist of investment securities, those maturing within one year and those classified as available for sale, maturing loans and federal funds sold.
As of March 31, 1999, the Corporation's investment securities portfolio had an average life of less than two years. In addition, at March 31, 1999, the Corporation held only $1.7 million in mortgage-backed securities, which represented less than one percent of the investment securities portfolio, and had no other derivative type investments.

CAPITAL RESOURCES

As of March 31, 1999, shareholders' equity was $243.6 million, compared to $241.8 million as of December 31, 1998 and $227.9 million as of March 31, 1998, resulting in an increase of $1.7 million, or .7%, from December 31, 1998 and $15.7 million, or 6.9%, from March 31, 1998. Shareholders' equity as a percentage of total assets was 12.8% as of March 31, 1999, 12.9% at December 31, 1998 and 12.6% as of March 31, 1998. Total equity included an after-tax unrealized net gain of $1.8 million as of March 31, 1999, $3.1 million as of December 31, 1998 and $1.7 million as of March 31, 1998, on investment securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

A statement of changes in shareholders' equity covering the three-month periods ended March 31, 1999 and March 31, 1998 follows (in thousands of dollars):

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31
                                                                   ----------------------
                                                                     1999          1998
                                                                   --------      --------
Total shareholders' equity as of January 1                         $241,839      $223,925
   Comprehensive income:
      Net income                                                      6,471         5,779
      Change in unrealized net gains (losses) on securities
        available for sale                                           (1,260)          318
                                                                   --------      --------
   Total comprehensive income                                         5,211         6,097
   Dividends                                                         (2,835)       (2,588)
   Shares issued upon exercise of employee stock options                 64           181
   Shares issued from director stock purchase plan                      299           264
   Repurchases of common stock                                         (997)
                                                                   --------      --------
Total shareholders' equity as of end of period                     $243,581      $227,879
                                                                   ========      ========

The following table represents the Corporation's regulatory capital ratios as of March 31, 1999:

                                                                         TIER 1           TOTAL
                                                                       RISK-BASED      RISK-BASED
                                                      LEVERAGE          CAPITAL          CAPITAL
                                                     ----------        ----------      ----------
Chemical Financial Corporation - actual ratio          12.7%              27.2%           28.5%
Regulatory minimum ratio                                3.0                4.0             8.0
Ratio considered "well capitalized" by
   regulatory agencies                                  5.0                6.0            10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at March 31, 1999 are high due to the Corporation holding $469 million in investment securities and other assets which are assigned a 0% risk rating, $445 million in assets which are assigned a 20% risk rating and $460 million in residential real estate mortgages and other assets which are assigned a 50% risk rating. These three risk ratings (0%, 20% and 50%) represent 70% of the Corporation's total risk-based assets (including off-balance sheet items) as of March 31, 1999.

OTHER

The Corporation paid a 5 for 4 stock split on December 16, 1998. All per share amounts have been adjusted for this stock split.

YEAR 2000 READINESS DISCLOSURE

During the third quarter of 1996, the Corporation formed a Year 2000 project team and began developing its plan to prepare for the Year 2000.
The project began with a process to identify information technology and non-information technology systems that required modification for the Year 2000. A Year 2000 Plan was developed with goals and target dates. This plan includes communicating with third party vendors and suppliers, and obtaining certifications of compliance from third party software and service providers. During the early planning process, the Corporation was notified by the vendor of its core operating system that the core operating system used by the Corporation was not Year 2000 compliant and that it would not be modified to become Year 2000 compliant. The Corporation performed an extensive evaluation of replacement operating systems and, in July 1997, chose to convert its core operating system to a new system ("Dimension") offered by its existing vendor. The vendor of the new core operating system has certified to the Corporation that its Dimension system is Year 2000 compliant and guarantees that Dimension software has been designed to accurately store and calculate all dates for the current and future millennia. The Dimension software was created as Year 2000 compliant, as opposed to being modified to be Year 2000 compliant. The Dimension software has received a Year 2000 certification by the Information Technology Association of America ("ITAA"). ITAA is the software industry trade group's century date change certification program. The program examines processes and methods used by companies to perform their Year 2000 software calculations and conversions. The certification by ITAA indicates that it is the opinion of ITAA that the processes and methods used by the Kirchman Corporation, which developed the Dimension software, meet the information technology industry's best software development practices for addressing the Year 2000 issue and the Kirchman Corporation has the core capabilities needed to address the Year 2000 issue. The Corporation converted to the new operating system during the first quarter of 1998. The cost of converting to the new operating system was approximately $300,000. In conjunction with the conversion to the new core operating system, the Corporation purchased a new mainframe computer in 1997 at a cost of approximately $1 million, which was capitalized. The existing mainframe computer and core operating system software were fully depreciated prior to 1997.

The Corporation continued to assess the impact of the Year 2000 issue on the remainder of its computer-based systems and applications and non-information technology systems throughout 1998. As of March 31, 1999, it was the Corporation's opinion that it was complete with the assessment phase of its Year 2000 Plan. Management believes that, as of March 31, 1999
(i) the conversion to the new core operating system software had been completed and all testing related to Year 2000 compliance on the new core operating system software had also been completed; (ii) the core operating system represents approximately 85% of the Corporation's mission critical systems; (iii) all mission critical systems and software have been renovated; and (iv) the Corporation was substantially complete with the testing of its internal mission critical systems and hardware and with the testing of its other mission critical systems and other software programs. The Corporation's Year 2000 Plan has set June 30, 1999 as the date for all testing to be complete for both internal and external mission critical systems. Based on the testing procedures performed through March 31, 1999, the Corporation was on target to meet the June 30, 1999 completion date.

The Corporation replaced computer hardware, primarily desktop computers, and software that were not Year 2000 compliant in 1998 at a total cost of $525,000, which was capitalized. The Corporation currently anticipates that remaining Year 2000 costs for hardware and software purchases, associated reprogramming and remedial actions for both information technology and non-information technology will not exceed $250,000 in 1999.

As part of the Corporation's Year 2000 Plan, the Trust Department of the Corporation's lead subsidiary bank replaced its computer hardware during 1998. In addition, both of its core operating systems were upgraded during

1998 to be Year 2000 compliant. The Trust Department uses the SunGard Series 7 system for the processing of trust accounting transactions and the Corbel Quantech system for employee benefit recordkeeping transactions. During the fourth quarter of 1998, extensive testing of the two systems used by the Trust Department for Year 2000 compliance was performed and it is management's opinion that all necessary testing had been satisfactorily completed as of December 31, 1998. During 1999, the Trust Department will focus on the Year 2000 compliance of the systems of other third party providers of services to the Trust Department and the progress of those companies and entities in which the fiduciary customers of the Trust Department are invested toward Year 2000 compliance. In accordance with the Corporation's Year 2000 Plan, the Trust Department is developing contingency plans to address Year 2000 issues which may arise after December 31, 1999.

The impact of the Year 2000 issues on the Corporation will depend not only on corrective actions that the Corporation takes, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, the Corporation, or whose financial condition or operational capabilities are important to the Corporation. To reduce this exposure, the Corporation has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Corporation's interface systems are vulnerable to those third parties' failures to resolve their own Year 2000 issues. The Corporation has received communications from a majority of its third party vendors and suppliers confirming either that the third parties' software systems are Year 2000 compliant or providing the Corporation with a time line of an expected compliance date by mid 1999. The testing of both mission critical and non-critical third party software systems has begun. The Corporation is on schedule to have all testing of third party software systems completed by June 30, 1999. The Corporation is continuing to seek assurances that the systems of other companies on which the Corporation's systems rely will be timely converted or modified. If such modifications and conversions are not completed timely, their inability to correctly recognize the Year 2000 could have an adverse impact on the operations of the Corporation.

The Corporation's credit risk associated with borrowers may increase to the extent borrowers fail to adequately address Year 2000 issues. As a result, all of the Corporation's subsidiary banks have identified their material borrowers and have assessed these borrowers' Year 2000 readiness. The material borrowers' Year 2000 readiness will be monitored periodically, based on the level of risk that the Year 2000 has been estimated to pose to the business of each borrower.

The Corporation is preparing general contingency plans to address unforeseen Year 2000 issues, including plans in the event that mission critical systems experience difficulties or other significant third parties fail to adequately address Year 2000 issues. Such plans principally involve the operation of systems in an off-line, "limited computerized," environment. This would be accomplished by the manual and desktop computer update of financial records until problems or difficulties are remedied. The Corporation has determined that it must rely primarily on its software vendors to remedy any unforeseen problems with its mission critical systems in a timely manner. Internal remediation plans are being developed in the remaining information and non-information technology areas. The Corporation is also enhancing its existing business resumption plans to reflect Year 2000 issues. It is developing plans, designed to coordinate the efforts of its personnel and resources, in addressing any Year 2000 difficulties that become evident after December 31, 1999. The Corporation's business resumption plans include the education of customers about the Year 2000 and explain what the Corporation has done and its plan to be ready for the Year 2000, in order to minimize unwarranted public concerns, and include the consideration of the additional cash demands of its customers posed by Year 2000 concerns. There can be no assurance that any plans will fully mitigate any such difficulties. Furthermore, there may be certain mission critical third parties, such as utilities or telecommunications companies, where alternative arrangements or other sources are limited or unavailable.

The Corporation believes that with the modifications to existing software, new hardware and software purchases, and the conversion of the Corporation's core operating system, the Year 2000 issue will not pose significant operational problems for its computer systems and that the additional costs to be incurred are not expected to be material to the Corporation's results of operations, liquidity or capital resources.

The costs of the project and the date on which the Corporation projects it will complete the Year 2000 modifications, as well as the estimated potential effects on the Corporation's operations of Year 2000 issues, were based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Corporation's systems rely to modify or convert their systems to be Year 2000 compliant, the ability to locate and correct all relevant computer codes, the interruption of electronic or telephonic communications, the failure of basic utilities, and similar uncertainties.

This Year 2000 readiness disclosure is in part based upon and repeats information provided to the Corporation by outside sources, including its customers, vendors and outside consultants and other business partners. Although the Corporation believes this outside information is accurate, the Corporation is not the original source of this outside information and has not independently verified the information.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained under the caption "Liquidity and Interest Sensitivity" on pages 37 through 41 (inclusive) of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998 is here incorporated by reference. Such Annual Report was previously filed as
Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

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

       3.2       BYLAWS.  Previously filed as Exhibit 3.2 to the
                 Registrant's Annual Report on Form 10-K for the year ended December 31, 1998. Here incorporated by reference.

        27       FINANCIAL DATA SCHEDULE.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter covered by this report on Form 10-Q.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CHEMICAL FINANCIAL CORPORATION


Date:  May 13, 1999      By /S/ALOYSIUS J. OLIVER
                            Aloysius J. Oliver
                            Chief Executive Officer and
                            President
                            (Principal Executive Officer)


Date:  May 13, 1999      By /S/LORI A. GWIZDALA
                            Lori A. Gwizdala
                            Senior Vice President, Chief
                            Financial Officer and Treasurer
                            (Principal Financial and
                            Accounting Officer)

                               EXHIBIT INDEX



EXHIBIT
NUMBER                     DOCUMENT

  3.1       RESTATED ARTICLES OF INCORPORATION.  Previously filed as
            Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. Here incorporated by reference.

  3.2       BYLAWS.  Previously filed as Exhibit 3.2 to the
            Registrant's Annual Report on Form 10-K for the year ended December 31, 1998. Here incorporated by reference.

   27       FINANCIAL DATA SCHEDULE.