Form 10-Q
period 1999-06-30
CHEMICAL FINANCIAL CORP
filed 1999-08-12
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999, OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number: 0-8185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan	38-2022454
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

333 East Main Street
Midland, Michigan	48640
(Address of Principal Executive Offices)	(Zip Code)

(517) 839-5350
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes    X         No

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of July 30, 1999, was 13,466,797 shares.

INDEX

CHEMICAL FINANCIAL CORPORATION
FORM 10-Q

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Consolidated Financial Statements (unaudited, except Consolidated
	Statement of Financial Position as of December 31, 1998)

	Consolidated Statement of Income for the Three and Six Months Ended
	June 30, 1999 and June 30, 1998	3

	Consolidated Statement of Financial Position as of June 30, 1999,
	December 31, 1998 and June 30, 1998	4

	Consolidated Statement of Cash Flows for the Six Months Ended
	June 30, 1999 and June 30, 1998	5

	Notes to Consolidated Financial Statements	6-10

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	11-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 6.	Exhibits and Reports on Form 8-K	22

SIGNATURES		23

PART I.   FINANCIAL STATEMENTS

ITEM 1.        FINANCIAL STATEMENTS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	1999	1998	1999	1998
	(In thousands, except per share amounts)
INTEREST INCOME
Interest and fees on loans	$18,928	$18,531	$37,134	$36,479
Interest on investment securities:
Taxable	10,338	10,365	20,688	20,684
Tax-exempt	473	523	970	1,075
TOTAL INTEREST ON SECURITIES	10,811	10,888	21,658	21,759
Interest on federal funds sold	680	1,041	1,691	2,046
Interest on deposits with unaffiliated banks	18		51
TOTAL INTEREST INCOME	30,437	30,460	60,534	60,284
INTEREST EXPENSE
Interest on deposits	11,194	11,980	22,453	23,807
Interest on short-term borrowings	361	316	759	688
Interest on long-term debt	116	151	231	300
TOTAL INTEREST EXPENSE	11,671	12,447	23,443	24,795
NET INTEREST INCOME	18,766	18,013	37,091	35,489
Provision for loan losses		260	175	479
NET INTEREST INCOME after provision for
loan losses	18,766	17,753	36,916	35,010
NONINTEREST INCOME
Trust department income	1,050	963	1,938	1,773
Service charges on deposit accounts	1,411	1,451	2,739	2,673
Other charges and fees for customer services	1,125	1,093	2,350	2,277
Gains on sales of loans	148	322	393	506
Other	139	150	486	271
TOTAL NONINTEREST INCOME	3,873	3,979	7,906	7,500
OPERATING EXPENSES
Salaries, wages and employee benefits	7,514	7,328	14,980	14,648
Occupancy	1,145	1,162	2,365	2,350
Equipment	951	803	1,830	1,636
Other	3,037	3,231	6,000	6,104
TOTAL OPERATING EXPENSES	12,647	12,524	25,175	24,738
INCOME BEFORE INCOME TAXES	9,992	9,208	19,647	17,772
Federal income taxes	3,298	3,029	6,482	5,814
NET INCOME	$ 6,694	$ 6,179	$13,165	$11,958

NET INCOME PER SHARE
Basic	$ .50	$ .46	$ .98	$ .89
Diluted	$ .50	$ .46	$ .97	$ .88

CASH DIVIDENDS PER SHARE	$ .21	$ .19	$ .42	$ .38

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Financial Position

	June 30,	December 31,	June 30,
	1999	1998	1998
	(Unaudited)		(Unaudited)
		(in thousands)
ASSETS
Cash and demand deposits due from banks	$ 81,468	$ 98,483	$ 90,963
Federal funds sold	51,760	113,150	102,750
Interest bearing deposits with unaffiliated banks	5,000	5,000
Investment securities:
Available for sale (at estimated market value)	449,858	488,976	462,102
Held to maturity (estimated market value-$273,649 at 6/30/99,
$244,430 at 12/31/98, $238,085 at 6/30/98)	273,360	240,847	235,526
Total investment securities	723,218	729,823	697,628
Loans:
Commercial and agricultural	148,625	139,051	134,782
Real estate construction	27,278	35,039	31,166
Real estate mortgage	557,927	520,972	532,011
Consumer	237,542	203,231	190,029
Total loans	971,372	898,293	887,988
Less: Allowance for loan losses	18,134	18,071	17,776
Net loans	953,238	880,222	870,212
Premises and equipment	20,243	20,215	19,704
Accrued income	15,475	14,195	14,381
Other assets	14,742	11,538	10,494
TOTAL ASSETS	$1,865,144	$1,872,626	$1,806,132

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$ 263,390	$ 272,388	$ 248,585
Interest-bearing	1,277,708	1,281,883	1,257,131
Total deposits	1,541,098	1,554,271	1,505,716
Short-term borrowings:
Treasury tax and loan notes payable to the U.S. Treasury	10,094	5,137	11,571
Securities sold under agreements to repurchase	43,763	48,113	32,225
Total short-term borrowings	53,857	53,250	43,796
Interest payable and other liabilities	17,305	15,266	15,997
Long-term debt	8,000	8,000	9,000
Total liabilities	1,620,260	1,630,787	1,574,509
Shareholders' equity:
Common stock, $1 par value:
Authorized - 18,000,000 shares
Issued - 13,471,680 shares, 13,496,230 shares,
and 10,789,208 shares, respectively	13,472	13,496	10,789
Surplus	182,918	184,384	184,339
Retained earnings	48,392	40,892	34,684
Accumulated other comprehensive income	102	3,067	1,811
Total shareholders' equity	244,884	241,839	231,623
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$1,865,144	$1,872,626	$1,806,132

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended
	June 30
	1999	1998
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,165	$11,958
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	175	479
Gains on sales of loans	(393)	(506)
Provision for depreciation and amortization	1,841	1,678
Net amortization of investment securities	785	276
Net (increase) decrease in accrued income and other assets	(2,936)	716
Net increase in interest payable and other liabilities	2,202	1,945
Net Cash Provided by Operating Activities	14,839	16,546

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	175,994	93,794
Proceeds from sales of securities available for sale	228
Purchases of securities available for sale	(142,006)	(62,408)
Proceeds from maturities of securities held to maturity	42,263	78,254
Purchases of securities held to maturity	(75,222)	(61,726)
Proceeds from sales of loans	29,093	51,510
Net loan originations, excluding sales	(102,237)	(93,804)
Purchases of premises and equipment	(1,473)	(684)
Net Cash Provided by (Used in) Investing Activities	(73,360)	4,936

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts and
savings accounts	(6,687)	38,158
Net decrease in certificates of deposit and other time deposits	(6,486)	(8,283)
Net increase in short-term borrowings	607	1,600
Cash dividends paid	(5,664)	(5,177)
Proceeds from stock purchase plan	136	142
Proceeds from exercise of stock options	121	247
Repurchases of common stock	(1,911)
Net Cash Provided by (Used in) Financing Activities	(19,884)	26,687

Net Increase (Decrease) in Cash and
Cash Equivalents	(78,405)	48,169
Cash and cash equivalents at beginning of year	211,633	145,544
Cash and Cash Equivalents at End of Period	$133,228	$193,713

Supplemental disclosures of cash flow information:
Interest paid on deposits, short-term borrowings and long-term debt	$ 23,620	$ 24,508
Federal income taxes paid	7,155	6,580

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 1999

NOTE A: BASIS OF PRESENTATION   The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1998.

Earnings Per Share

All earnings per share amounts have been presented to conform to the Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") requirements. Basic earnings per share excludes any dilutive effect of stock options. Basic earnings per share for the Corporation is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the Corporation is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the dilutive effect of outstanding employee stock options.

The following table summarizes the number of shares used in the denominator of the basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	1999	1998	1999	1998
	(In thousands)		(In thousands)

Denominator for basic earnings per share	13,477	13,482	13,490	13,476

Denominator for diluted earnings per share	13,594	13,638	13,610	13,636

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 1999

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

The components of comprehensive income, net of related tax, for the six-month periods ended June 30, 1999 and 1998 are as follows (in thousands of dollars):

	Six Months Ended
	June 30
	1999	1998
Net income	$13,165	$11,958
Unrealized net gains (losses) on investment
securities available for sale	(2,965)	406
Comprehensive income	$10,200	$12,364

The components of accumulated other comprehensive income, net of related tax, at June 30, 1999, December 31, 1998 and June 30, 1998 are as follows (in thousands of dollars):

	June 30,	December 31,	June 30,
	1999	1998	1998

Unrealized net gains on investment
securities available for sale	$102	$3,067	$1,811
Accumulated other comprehensive
income	$102	$3,067	$1,811

Operating Segment

As of January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 established standards for the reporting of information about operating segments and related disclosures about products and services, geographic areas and major customers.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 1999

The Corporation is a bank holding company that operates ten commercial banks and a data processing company, each as a separate subsidiary of the Corporation. All ten of the Corporation's commercial bank subsidiaries operate community banks and offer a full range of commercial banking and fiduciary products and services to the residents and business customers in their geographical market areas. The products and services offered by the commercial bank subsidiaries are consistent throughout the Corporation, as is the pricing of these products and services. Each of the Corporation's commercial bank subsidiaries operates in a separate geographical area within the state of Michigan. The geographical area served by each of these subsidiaries is generally the twenty-five mile radius surrounding its headquarters. All marketing of products and services throughout the Corporation's ten subsidiary banks is uniform, as many of the markets served by these subsidiaries overlap. The distribution of products and services is uniform throughout the Corporation's commercial bank subsidiaries and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products. All ten commercial bank subsidiaries are state chartered commercial banks, and operate under the same banking regulations. The data processing subsidiary primarily performs data processing functions for the Corporation's ten commercial banking subsidiaries. It is management's opinion that the Corporation operates in a single operating segment – commercial banking.

Other

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued in June 1998. SFAS 133 was amended by SFAS 137, in July 1999, to delay its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 standardizes the accounting for derivative instruments embedded in other contracts by requiring the recognition of those items as assets or liabilities in the statement of financial position and measuring them at fair value. SFAS 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (b) the earnings effect of the hedged forecasted transaction. The adoption of SFAS 133 is currently expected to have no effect on the financial position, liquidity or results of operations of the Corporation. As of June 30, 1999, the Corporation held no derivative financial instruments.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 1999

NOTE B: LOANS AND NONPERFORMING ASSETS The following summarizes loans and nonperforming assets at the dates indicated (in thousands of dollars):

	June 30,	December 31,	June 30,
Loans:	1999	1998	1998
Commercial	$148,625	$139,051	$134,782
Real estate construction	27,278	35,039	31,166
Real estate mortgage	557,927	520,972	532,011
Consumer	237,542	203,231	190,029
Total Loans	$971,372	$898,293	$887,988

Nonperforming assets:
Nonaccrual loans	$ 1,828	$ 1,785	$ 1,737
Loans 90 days or more past due and
still accruing interest	727	1,316	1,389
Restructured loans	833		51
Total nonperforming loans	3,388	3,101	3,177
Other real estate owned (1)	399	470	478
Total nonperforming assets	$ 3,787	$ 3,571	$ 3,655

(1)	Other real estate owned includes properties acquired through foreclosure and by acceptance of a deed in lieu of foreclosure, and other property held for sale.

NOTE C: ALLOWANCE FOR LOAN LOSSES  The following summarizes the changes in the allowance for loan losses (in thousands of dollars):

	Six Months Ended
	June 30
	1999	1998
Allowance for Loan Losses
Balance as of January 1	$18,071	$17,359
Provision for loan losses	175	479

Gross loans charged-off	(250)	(247)
Gross recoveries of loans previously charged-off	138	185
Net loans charged-off	(112)	(62)

Balance at June 30	$18,134	$17,776

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 1999

NOTE D: ACQUISITIONS

On November 20, 1998, Chemical Bank South, a wholly owned banking subsidiary of the Corporation headquartered in Marshall, Michigan, acquired a branch banking office in Albion, Michigan from Great Lakes National Bank Michigan. The branch banking office had approximately $11 million of deposits as of that date. The transaction was accounted for by the purchase method of accounting. The amount of the purchase price assigned to core deposit intangibles was $1.3 million. In conjunction with the acquisition, Chemical Bank South consolidated its banking operations at 1408 N. Eaton Street in Albion with the newly acquired branch banking office.

On July 9, 1999, Chemical Bank Bay Area ("Bay Area"), a wholly owned banking subsidiary of the Corporation headquartered in Bay City, Michigan, acquired branch banking offices in Linwood and Standish, Michigan from National City Bank of Michigan/Illinois. The two branch banking offices had approximately $27 million of deposits as of that date. The transaction was accounted for by the purchase method of accounting. The amount of the purchase price assigned to core deposit intangibles was $2.4 million. Bay Area will continue to operate the office acquired in Linwood, Michigan, while the banking operations of the office acquired in Standish were consolidated with Bay Area's existing branch banking office located at 220 South Main Street in Standish.

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

Summary

The Corporation's net income was $6,694,000 in the second quarter of 1999, as compared to net income of $6,179,000 during the second quarter of 1998. Earnings per share in the second quarter of 1999 were $.50, compared to earnings per share of $.46 in the second quarter of 1998.

The increase in net income during the second quarter of 1999, as compared to the second quarter of 1998, was principally the result of an increase in net interest income and a decrease in the provision for loan losses. These factors were partially offset by a slight decrease in noninterest income and a slight increase in operating expenses.

Return on average assets in the second quarter of 1999 was 1.42%, as compared to 1.38% during the second quarter of 1998. Return on average equity for the second quarter of 1999 and the second quarter of 1998 was 11.0% and 10.9%, respectively.

The Corporation's net income was $13,165,000 for the first six months of 1999, compared to net income of $11,958,000 during the first six months of 1998. Earnings per share for the first six months of 1999 were $.97, compared to earnings per share of $.88 for the first six months of 1998.

The increase in net income during the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, was principally the result of increases in both net interest income and noninterest income and a decrease in the provision for loan losses. These factors were slightly offset by increased operating expenses.

Return on average assets for the first six months of 1999 was 1.41%, compared to a return on average assets of 1.35% for the first six months of 1998. Return on average equity for the six-month periods ended June 30, 1999 and June 30, 1998 was 10.9% and 10.7%, respectively.

Total assets were $1.865 billion as of June 30, 1999, down $7.5 million, or .4%, from total assets of $1.873 billion as of December 31, 1998, and up $59 million, or 3.3%, from total assets of $1.806 billion as of June 30, 1998.

Total loans increased $73.1 million, or 8.1%, from December 31, 1998, and $83.4 million, or 9.4%, from June 30, 1998 to $971.4 million as of June 30, 1999. The Corporation experienced increases from both December 31, 1998 and June 30, 1998 to June 30, 1999 in commercial, real estate mortgage and consumer loans.

Shareholders' equity increased $13.3 million, or 5.7%, from June 30, 1998, to $244.9 million as of June 30, 1999, or $18.18 per share, representing 13.1% of total assets. The increase was primarily attributable to retained net income.

RESULTS OF OPERATIONS

Net Interest Income

The Corporation's net interest income for the second quarter of 1999 was $18.77 million, a $.75 million, or 4.2%, increase over the $18.01 million recorded in the second quarter of 1998. The increase in net interest income was due primarily to increases in average earning assets, particularly total loans. Average earning assets increased $80.8 million, or 4.8%, in the second quarter of 1999 compared to the second quarter of 1998, attributable to increases in both deposits and shareholders' equity. Average deposits increased $58.8 million, or 3.9%, in the second quarter of 1999 compared to the second quarter of 1998, while average shareholders' equity increased $15.4 million, or 6.7%. Average total loans increased $67.4 million, or 7.7%, in the second quarter of 1999 compared to the second quarter of 1998. The Corporation's net interest margin was 4.33% in the second quarter of 1999 compared to 4.36% in the second quarter of 1998.

Net interest income was $37.09 million for the six months ended June 30,1999, a $1.6 million, or 4.5%, increase over the $35.49 million recorded for the corresponding period in 1998. The net interest margin was 4.32% and 4.36% during the six months ended June 30, 1999 and 1998, respectively.

Noninterest Income

Noninterest income decreased $106,000, or 2.7%, in the second quarter of 1999 compared to the second quarter of 1998 and increased $406,000, or 5.4%, in the first six months of 1999 compared to the first six months of 1998.

The decrease in noninterest income during the second quarter of 1999 was attributable to a $174,000 reduction in the gains realized on the sales of residential mortgage loans in the secondary market. This reduction was partially offset by an increase in trust department income of $87,000, or 9%, from a combination of increased fees resulting from an increase in the market value of trust assets and new business. Service charges on deposit accounts decreased $40,000, or 2.8%, in the second quarter of 1999 compared to the second quarter of 1998. Other charges and fees for customer services increased $32,000, or 2.9%, in the second quarter of 1999 compared to the second quarter of 1998.

The increase in noninterest income during the first six months of 1999 was primarily attributable to a $236,000 gain that was realized on the sale of land owned by the Corporation's lead subsidiary bank, Chemical Bank and Trust Company. Trust department income increased $165,000, or 9.3%, during the first six months of 1999 compared to the first six months of 1998. Service charges on deposit accounts increased $66,000, or 2.5%, during the first six months of 1999 compared to the first six months of 1998. Other charges and fees for customer services increased $73,000, or 3.2%, during the first six months of 1999 compared to the first six months of 1998. Gains on the sales of loans decreased $113,000, or 22.3%, during the first six months of 1999 compared to the first six months of 1998, as a result of a significant decline in the refinancing activity of residential mortgage loans.

Provision for Loan Losses

The provision for loan losses reflects management's judgement of changing economic conditions, as well as increases and other changes in the subsidiary banks' loan portfolios. It is management's policy to control loan quality through a carefully structured review of loan requests. In assessing the adequacy of the allowance for loan losses (the "Allowance"), management believes that its historical experience confirms, in principle, its judgement in what is essentially a subjective decision. Based upon historical experience and a constant and consistent evaluation of risks in the loan portfolios, management believes that the Allowance is adequate. During the three- and six- month periods ended June 30, 1999, the Corporation added $0 and $175,000, respectively, to the Allowance through the provision for loan losses, compared to $175,000 and $479,000, respectively, during the comparable periods in 1998. Net loan charge-offs during the three- and six- month periods ended June 30, 1999 were $83,000 and $112,000, respectively, compared to $32,000 and $62,000, respectively, during the comparable periods in 1998.

Operating Expenses

The Corporation continued its cost control measures. Total operating expenses increased $123,000, or 1%, in the second quarter of 1999 compared to the second quarter of 1998 and $437,000, or 1.8%, in the first six months of 1999 compared to the first six months of 1998. Salaries, wages and employee benefits increased $186,000, or 2.5%, in the second quarter of 1999 compared to the second quarter of 1998 and $332,000, or 2.3%, in the first six months of 1999 compared to the first six months of 1998. Occupancy and equipment expense, combined, increased $131,000, or 6.7%, in the second quarter of 1999 and $209,000, or 5.2%, in the first six months of 1999 compared to the corresponding periods in 1998. Other operating expenses decreased $194,000, or 6%, during the second quarter of 1999 and $104,000, or 1.7%, during the first six months of 1999 compared to the corresponding periods in 1998.

Income Tax Expense

The Corporation's effective federal income tax rate was 33% during the three and six months ended June 30, 1999, compared to 32.9% and 32.7%, respectively, during the three and six months ended June 30, 1998. The Corporation is subject to the federal statutory income tax rate of 35%. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate is a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses.

BALANCE SHEET CHANGES

Asset and Deposit Changes

Total assets decreased $7.5 million, or .4%, from December 31, 1998 and increased $59 million, or 3.3%, from June 30, 1998 to $1.865 billion as of June 30, 1999. Total deposits decreased $13.2 million, or .8%, from December 31, 1998 and increased $35.4 million, or 2.3%, from June 30, 1998 to $1.541 billion as of June 30, 1999.

Loans

The Corporation's philosophy is such that it will neither compromise on loan quality nor make loans outside its banking markets to increase its loan portfolio. The Corporation does not purchase participation loans, which is a method utilized by many financial institutions to increase the size of their loan portfolios.

Total loans as of June 30, 1999 were $971.4 million, compared to $888 million as of June 30, 1998 and $898.3 million as of December 31, 1998.

Commercial loans increased $13.8 million, or 10.3%, from June 30, 1998, and $9.6 million, or 6.9%, from December 31, 1998 to $148.6 million as of June 30, 1999. The growth in commercial loans was achieved through an increased sales effort by the Corporation to increase commercial loans as a percentage of total loans. Commercial loans represented 15.3%, 15.5% and 15.2% of the Corporation's loan portfolio as of June 30, 1999, December 31, 1998 and June 30, 1998, respectively.

Real estate construction and mortgage loans increased $22 million, or 3.9%, from June 30, 1998, and increased $29.2 million, or 5.3%, from December 31, 1998 to $585.2 million as of June 30, 1999. Real estate construction and mortgage loans represented 60.2%, 61.9% and 63.4% of the Corporation's loan portfolio as of June 30, 1999, December 31, 1998 and June 30, 1998, respectively.

Consumer loans increased $47.5 million, or 25%, from June 30, 1998, and $34.3 million, or 16.9%, from December 31, 1998 to $237.5 million as of June 30, 1999. The increases were the result of several consumer loan promotions, which offered lower interest rates on certain types of consumer loans during the six- and twelve- month periods ended June 30, 1999. These various consumer loan promotions offered loans with annual percentage rates ranging from 6.90% to 7.64% and maximum terms of 60 months. Consumer loans represented 24.5%, 22.6% and 21.4% of total loans as of June 30, 1999, December 31, 1998 and June 30, 1998, respectively.

The Corporation's total loan to deposit ratio as of June 30, 1999, December 31, 1998 and June 30, 1998 was 63%, 57.8% and 59%, respectively.

The Corporation traditionally has had a conservative loan underwriting policy. This is evidenced by its historically low loan losses and low ratio of nonperforming loans to total loans. During the three- and six- month periods ended June 30, 1999, the Corporation added $0 and $175,000, respectively, to the Allowance through the provision for loan losses, compared to $175,000 and $479,000, respectively, during the comparable periods in 1998. Net loan charge-offs during the three- and six- month periods ended June 30, 1999 were $83,000 and $112,000, respectively, compared to $32,000 and $62,000, respectively, during the comparable periods in 1998.

Nonperforming loans consist of loans which are past due for principal or interest payments by 90 days or more and are still accruing interest, loans for which the accrual of interest has been discontinued, and other loans which have been renegotiated to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $3.4 million as of June 30, 1999, $3.1 million as of December 31, 1998 and $3.2 million as of June 30, 1998, and represented .35%, .35% and .36% of total loans as of those dates, respectively.

The allowance for loan losses at June 30, 1999 was $18,134,000 and represented 1.87% of total loans, compared to $18,071,000, or 2.01% of total loans, at December 31, 1998 and $17,776,000, or 2.00% of total loans, at June 30, 1998.

Liquidity

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demands and deposit withdrawals. The banking subsidiaries' primary liquidity sources consist of investment securities, those maturing within one year and those classified as available for sale, maturing loans and federal funds sold. As of June 30, 1999, the Corporation's investment securities portfolio had an average life of less than two years. In addition, at June 30, 1999, the Corporation held only $1.6 million in mortgage-backed securities, which represented less than one percent of the investment securities portfolio, and had no other derivative type investments.

Capital Resources

As of June 30, 1999, shareholders' equity was $244.9 million, compared to $241.8 million as of December 31, 1998 and $231.6 million as of June 30, 1998, resulting in an increase of $3 million, or 1.3%, from December 31, 1998 and $13.3 million, or 5.7%, from June 30, 1998. Shareholders' equity as a percentage of total assets was 13.1% as of June 30, 1999, 12.9% as of December 31, 1998 and 12.8% as of June 30, 1998. Total equity included an after-tax unrealized net gain of $.1 million as of June 30, 1999, $3.1 million as of December 31, 1998 and $1.8 million as of June 30, 1998, on investment securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The reduction in the after-tax unrealized net gain on investment securities available for sale from both June 30, 1998 and December 31, 1998 to June 30, 1999 is a result of the increase in market interest rates over this time period.

A statement of changes in shareholders' equity covering the six-month periods ended June 30, 1999 and June 30, 1998 follows (in thousands of dollars):

	Six Months Ended
	June 30
	1999	1998
Total shareholders' equity as of January 1	$241,839	$223,925
Comprehensive income:
Net income	13,165	11,958
Change in unrealized net gains (losses) on securities
available for sale	(2,965)	406
Total comprehensive income	10,200	12,364
Dividends	(5,664)	(5,177)
Shares issued upon exercise of employee stock options	121	247
Shares issued from director stock purchase plan	299	264
Repurchases of common stock	(1,911)
Total shareholders' equity as of end of period	$244,884	$231,623

The following table represents the Corporation's regulatory capital ratios as of June 30, 1999:

		Tier 1	Total
		Risk-Based	Risk-Based
	Leverage	Capital	Capital

Chemical Financial Corporation - actual ratio	12.8%	26.6%	27.9%
Regulatory minimum ratio	3.0	4.0	8.0
Ratio considered "well capitalized" by
regulatory agencies	5.0	6.0	10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at June 30, 1999 are high due to the Corporation holding $440 million in investment securities and other assets which are assigned a 0% risk rating, $394 million in assets which are assigned a 20% risk rating and $471 million in residential real estate mortgages and other assets which are assigned a 50% risk rating. These three risk ratings (0%, 20% and 50%) represent 68% of the Corporation's total risk-based assets (including off-balance sheet items) as of June 30, 1999.

Other

The Corporation paid a 5 for 4 stock split on December 16, 1998. All per share amounts have been adjusted for this stock split.

Year 2000 Readiness Disclosure

During the third quarter of 1996, the Corporation formed a Year 2000 project team and began developing its plan to prepare for the Year 2000. The project began with a process to identify information technology and non-information technology systems that required modification for the Year 2000. A Year 2000 Plan was developed with goals and target dates. This plan includes communicating with third party vendors and suppliers, and obtaining certifications of compliance from third party software and service providers. During the early planning process, the Corporation was notified by the vendor of its core banking application system that the core banking application system used by the Corporation was not Year 2000 compliant and that it would not be modified to become Year 2000 compliant. The Corporation performed an extensive evaluation of replacement banking application systems and, in July 1997, chose to convert its core banking application system to a new system ("Dimension") offered by its existing vendor. The vendor of the new core banking application system has certified to the Corporation that its Dimension system is Year 2000 compliant and guarantees that Dimension software has been designed to accurately store and calculate all dates for the current and future millennia. The Dimension software was created as Year 2000 compliant, as opposed to being modified to be Year 2000 compliant. The Dimension software has received a Year 2000 certification by the Information Technology Association of America ("ITAA"). ITAA is the software industry trade group's century date change certification program. The program examines processes and methods used by companies to perform their Year 2000 software calculations and conversions. The certification by ITAA indicates that it is the opinion of ITAA that the processes and methods used by the Kirchman Corporation, which developed the Dimension software, meet the information technology industry's best software development practices for addressing the Year 2000 issue and the Kirchman Corporation has the core capabilities needed to address the Year 2000 issue. The Corporation converted to the new banking application system during the first quarter of 1998. The cost of converting to the new bank application system was approximately $300,000. In conjunction with the conversion to the new core banking application system, the Corporation purchased a new mainframe computer in 1997 at a cost of approximately $1 million, which was capitalized. The existing mainframe computer and core banking application system software were fully depreciated prior to 1997.

The Corporation continued to assess the impact of the Year 2000 issue on the remainder of its computer-based systems and applications and non-information technology systems throughout 1998. It is management's opinion that the Corporation had completed the assessment phase of its Year 2000 Plan as of March 31, 1999. During the second quarter of 1999, it was management's opinion that the Corporation completed its testing of all internal and external mission critical systems and formalized its Year 2000 Contingency Plan. The Year 2000 Contingency Plan addresses both remediation efforts and business resumption parameters. Management believes that, as of June 30, 1999 (i) the conversion to the new banking application system software had been completed and all testing related to Year 2000 compliance on the new core banking application system software had also been completed; (ii) the core application system represents approximately 85% of the Corporation's mission critical systems; (iii) all mission critical systems and software have been renovated; and (iv) the Corporation was complete with the testing of its internal mission critical systems and hardware other mission critical systems and other software programs and third party software systems and (v) the Corporation had completed its Year 2000 Contingency Plan.

The Corporation replaced computer hardware, primarily desktop computers, and software that were not Year 2000 compliant, in 1998 at a total cost of $525,000, which was capitalized. The Corporation's Year 2000 expenditures during the first six months of 1999 were less than $25,000. As of June 30, 1999 it was management's opinion that remaining Year 2000 costs in 1999 for hardware and software purchases, associated reprogramming, and remedial actions for both information technology and non-information technology would not exceed $225,000.

As part of the Corporation's Year 2000 Plan, the Trust Department of the Corporation's lead subsidiary bank replaced its computer hardware during 1998. In addition, both of its core application systems were upgraded during 1998 to be Year 2000 compliant. The Trust Department uses the SunGard Series 7 system for the processing of trust accounting transactions and the Corbel Quantech system for employee benefit recordkeeping transactions. During the fourth quarter of 1998, extensive testing of the two systems used by the Trust Department for Year 2000 compliance was performed and it is management's opinion that all necessary testing had been satisfactorily completed as of December 31, 1998. During 1999, the Trust Department continues to focus on the Year 2000 compliance of the systems of other third party providers of services to the Trust Department. In addition, the Trust Department is continuing to communicate with those companies and entities which the assets of the fiduciary customers of the Trust Department are invested to determine the status of those companies' and entities' Year 2000 compliance. During the second quarter of 1999, the Trust Department also developed contingency plans to address Year 2000 issues, which may arise after December 31, 1999.

The impact of the Year 2000 issues on the Corporation will depend not only on corrective actions that the Corporation takes, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, the Corporation, or whose financial condition or operational capability is important to the Corporation. To reduce this exposure, the Corporation has formally communicated with its significant suppliers and large customers to determine the extent to which the Corporation's interface systems are vulnerable to those third parties' failures to resolve their own Year 2000 issues. The Corporation has received communications from all of its major third party vendors and suppliers confirming either that the third parties' software systems are Year 2000 compliant or providing the Corporation with a time line of an expected compliance date prior to December 31, 1999. The Corporation is continuing to seek assurances that the systems of other companies on which the Corporation's systems rely will be timely converted or modified. If such modifications and conversions are not completed timely, their inability to correctly recognize the Year 2000 could have an adverse impact on the operations of the Corporation.

The Corporation's credit risk associated with borrowers may increase to the extent borrowers fail to adequately address Year 2000 issues. As a result, all of the Corporation's subsidiary banks have identified their material borrowers and have assessed these borrowers' Year 2000 readiness. The material borrowers' Year 2000 readiness will continue to be monitored periodically throughout 1999, based on the level of risk that the Year 2000 has been estimated to pose to the business of each borrower.

During the second quarter of 1999, the Corporation completed its Year 2000 Contingency Plan ("Plan") to address unforeseen Year 2000 issues, including plans in the event that mission critical systems experience difficulties or other significant third parties fail to adequately address Year 2000 issues, including interruption of service of electrical power and communication lines. This plan provides for the processing of all 1999 transactions and the printing of all critical December 31, 1999 deposit and loan application systems reports on hard copy or on microfiche, by midnight December 31, 1999 The Corporation believes that its most reasonably likely worst case Year 2000 scenario is the loss or interruption of electrical power. The Corporation addressed this concern by purchasing a 135 KW generator that has the capacity to run the Corporation's main frame computer and data processing facility. In the event the main office of the Corporation's lead subsidiary bank, Chemical Bank and Trust Company ("CB&T") incurs a loss of electrical power, CB&T will utilize office space at the Corporation's data processing facility, which is located adjacent to CB&T, to perform critical operational function. In addition, the Corporation has placed orders to purchase sixteen portable generators that will be used by the Corporation's subsidiary banks in the event of the loss of electrical power. These portable generators will be used to operate certain selected retail branch banking offices and service customers. In the event hardware or software problems are encountered, the Corporation's contingency plans principally involve the operation of systems in an off-line, "limited computerized", environment. This would be accomplished by the manual and desktop computer update of financial and customer records until problems or difficulties are remedied. The Corporation has determined that it must rely primarily on its software vendors to remedy any unforeseen situations of its mission critical systems in a timely manner. Internal remediation plans were developed in the remaining information and non-information technology areas. The Corporation also enhanced its existing business resumption plans to reflect Year 2000 issues. These plans were designed to coordinate the efforts of its personnel and resources in addressing any Year 2000 difficulties that become evident after December 31, 1999. The Corporation's business resumption plans include the education of customers about the Year 2000 and an explanation of what the Corporation has done and its plan to be ready for the Year 2000, in order to minimize unwarranted public concerns, and include the consideration of the additional cash demands of its customers posed be Year 2000 concerns. There can be no assurance that any plans will fully mitigate any such difficulties. Furthermore, there may be certain mission critical third parties, such as utilities or telecommunication companies, where alternative arrangements or other sources are limited or unavailable. It is the Corporation's plan to continue to update and to test its Year 2000 contingency plans during the remainder of 1999.

The Corporation believes that with the modifications to existing software, new hardware and software purchases, the conversion of the Corporation's core banking application system, the completion of its Year 2000 testing procedures and the development of a Year 2000 Contingency Plan, the Year 2000 issue will not pose significant operational problems for its computer systems and that the additional costs to be incurred will not be material to the Corporation's results of operations, liquidity or capital resources.

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

The Corporation's annual meeting of shareholders was held April 19, 1999. At that meeting, the only matter to be voted on by the shareholders was the election of directors. All directors of the Corporation were standing for election at the meeting. The directors were elected by the following votes:

Election of Directors	Votes Cast
			Broker
All nominees for director were elected:	For	Withheld	Non-Votes
James A. Currie	11,469,583	27,302	0
Michael L. Dow	11,482,239	14,646	0
Terence F. Moore	11,483,561	13,325	0
Aloysius J. Oliver	11,485,109	11,776	0
Alan W. Ott	11,484,442	12,443	0
Frank P. Popoff	11,463,611	33,274	0
Lawrence A. Reed	11,456,961	39,924	0
William S. Stavropoulos	11,111,761	385,124	0

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit
Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998. Here incorporated by reference.

27	Financial Data Schedule.

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the quarter covered by this report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMICAL FINANCIAL CORPORATION

Date: August 11, 1999	By /s/Aloysius J. Oliver
Aloysius J. Oliver
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 11, 1999	By /s/Lori A. Gwizdala
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