Form 10-Q
period 1999-09-30
CHEMICAL FINANCIAL CORP
filed 1999-11-04
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999, OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number: 0-8185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

333 East Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

(517) 839-5350
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     X       No   ____

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of October 22, 1999, was 13,449,732 shares.

INDEX

CHEMICAL FINANCIAL CORPORATION
FORM 10-Q

PART I.	FINANCIAL INFORMATION	Page

Item 1. Consolidated Financial Statements (unaudited, except Consolidated
	Statement of Financial Position as of December 31, 1998)

	Consolidated Statement of Income for the Three and Nine Months Ended
	September 30, 1999 and September 30, 1998	3

	Consolidated Statement of Financial Position as of September 30, 1999,
	December 31, 1998 and September 30, 1998	4

	Consolidated Statement of Cash Flows for the Nine Months Ended
	September 30, 1999 and September 30, 1998	5

	Notes to Consolidated Financial Statements	6-10

Item 2. Management's Discussion and Analysis of Financial Condition and
	Results of Operations	11-21

Item 3. Quantitative and Qualitative Disclosures About Market Risk		22

PART II.	OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K		23

SIGNATURES		24

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	1999	1998	1999	1998
	(In thousands, except per share amounts)
INTEREST INCOME
Interest and fees on loans	$ 19,585	$ 18,807	$ 56,719	$ 55,286
Interest on investment securities:
Taxable	9,769	9,889	30,457	30,573
Tax-exempt	452	505	1,422	1,580
TOTAL INTEREST ON SECURITIES	10,221	10,394	31,879	32,153
Interest on federal funds sold	767	1,520	2,458	3,566
Interest on deposits with unaffiliated banks	33	55	84	55
TOTAL INTEREST INCOME	30,606	30,776	91,140	91,060
INTEREST EXPENSE
Interest on deposits	11,138	11,902	33,591	35,709
Interest on short-term borrowings	460	437	1,219	1,125
Interest on long-term debt	123	152	354	452
TOTAL INTEREST EXPENSE	11,721	12,491	35,164	37,286
NET INTEREST INCOME	18,885	18,285	55,976	53,774
Provision for loan losses	143	234	318	713
NET INTEREST INCOME after provision for
loan losses	18,742	18,051	55,658	53,061
NONINTEREST INCOME
Trust department income	929	834	2,867	2,607
Service charges on deposit accounts	1,470	1,409	4,209	4,082
Other charges and fees for customer services	1,216	1,109	3,566	3,386
Gains on sales of loans	133	469	526	975
Other	122	126	608	397
TOTAL NONINTEREST INCOME	3,870	3,947	11,776	11,447
OPERATING EXPENSES
Salaries, wages and employee benefits	7,599	7,283	22,579	21,931
Occupancy	1,168	1,175	3,533	3,525
Equipment	947	796	2,777	2,432
Other	2,545	2,950	8,545	9,054
TOTAL OPERATING EXPENSES	12,259	12,204	37,434	36,942
INCOME BEFORE INCOME TAXES	10,353	9,794	30,000	27,566
Federal income taxes	3,422	3,265	9,904	9,079
NET INCOME	$ 6,931	$ 6,529	$ 20,096	$ 18,487

NET INCOME PER SHARE
Basic	$ .51	$ .48	$ 1.49	$ 1.37
Diluted	$ .51	$ .48	$ 1.48	$ 1.36

CASH DIVIDENDS PER SHARE	$ .21	$ .19	$ .63	$ .58

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Financial Position

	September 30, 1999 (Unaudited)	December 31, 1998	September 30, 1998 (Unaudited)
	(in thousands)
ASSETS
Cash and demand deposits due from banks	$ 87,412	$ 98,483	$ 78,588
Federal funds sold	96,900	113,150	90,650
Interest bearing deposits with unaffiliated banks		5,000	5,000
Investment securities:
Available for sale (at estimated market value)	430,249	488,976	506,656
Held to maturity (estimated market value- 255,340 at 9/30/99,
244,430 at 12/31/98, 222,269 at 9/30/98)	255,694	240,847	217,935
Total investment securities	685,943	729,823	724,591
Loans:
Commercial and agricultural	155,734	139,051	137,107
Real estate construction	32,120	35,039	32,978
Real estate mortgage	573,422	520,972	534,257
Consumer	243,800	203,231	186,864
Total loans	1,005,076	898,293	891,206
Less: Allowance for loan losses	18,165	18,071	17,969
Net loans	986,911	880,222	873,237
Premises and equipment	20,534	20,215	19,384
Accrued income	15,021	14,195	14,286
Other assets	17,164	11,538	9,865
TOTAL ASSETS	$ 1,909,885	$ 1,872,626	$ 1,815,601

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$ 266,705	$ 272,388	$ 242,017
Interest-bearing	1,288,703	1,281,883	1,257,677
Total deposits	1,555,408	1,554,271	1,499,694
Short-term borrowings:
Treasury tax and loan notes payable to the U.S. Treasury	10,481	5,137	8,127
Securities sold under agreements to repurchase	70,976	48,113	44,913
Total short-term borrowings	81,457	53,250	53,040
Interest payable and other liabilities	17,269	15,266	15,905
Long-term debt	8,200	8,000	9,000
Total liabilities	1,662,334	1,630,787	1,577,639
Shareholders' equity:
Common stock, 1 par value:
Authorized - 18,000,000 shares
Issued -- 13,461,200 shares, 13,496,230 shares,
and 10,794,935 shares, respectively	13,461	13,496	10,795
Surplus	182,103	184,384	184,399
Retained earnings	52,494	40,892	38,623
Accumulated other comprehensive income	(507)	3,067	4,145
Total shareholders' equity	247,551	241,839	237,962
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$ 1,909,885	$ 1,872,626	$ 1,815,601

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30
	1999	1998
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 20,096	$ 18,487
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	318	713
Gains on sales of loans	(526)	(975)
Provision for depreciation and amortization	2,848	2,515
Net amortization of investment securities	1,571	548
Net (increase) decrease in accrued income and other assets	(2,196)	521
Net increase in interest payable and other liabilities	2,021	1,757
Net Cash Provided by Operating Activities	24,132	23,566

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash and cash equivalents assumed in acquisition of branch offices	24,366
Net (increase) decrease in interest-bearing deposits with unaffiliated banks	5,000	(5,000)
Proceeds from maturities of securities available for sale	218,340	143,569
Proceeds from sales of securities available for sale	339
Purchases of securities available for sale	(166,366)	(153,349)
Proceeds from maturities of securities held to maturity	83,108	96,945
Purchases of securities held to maturity	(98,610)	(62,896)
Proceeds from sales of loans	39,438	75,877
Net loan originations, excluding sales	(146,379)	(121,425)
Purchases of premises and equipment	(2,116)	(1,050)
Net Cash Used in Investing Activities	(42,880)	(27,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts and
savings accounts	(22,751)	11,211
Net increase (decrease) in certificates of deposit and other time deposits	(3,324)	12,642
Net increase in short-term borrowings	28,207	10,844
Proceeds from issuance of long-term debt	200
Cash dividends paid	(8,494)	(7,768)
Proceeds from stock purchase plan	204	214
Proceeds from exercise of stock options	235	314
Repurchases of common stock	(2,850)
Net Cash Provided by (Used in) Financing Activities	(8,573)	27,457

Net Increase (Decrease) in Cash and
Cash Equivalents	(27,321)	23,694
Cash and cash equivalents at beginning of year	211,633	145,544
Cash and Cash Equivalents at End of Period	$ 184,312	$ 169,238

Supplemental disclosures of cash flow information:
Interest paid on deposits, short-term borrowings and long-term debt	$ 35,086	$ 36,853
Federal income taxes paid	10,785	10,105

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 1999

NOTE A: BASIS OF PRESENTATION The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1998.

Earnings Per Share

All earnings per share amounts have been presented to conform to the requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). Basic earnings per share excludes any dilutive effect of stock options. Basic earnings per share for the Corporation is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the Corporation is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the dilutive effect of outstanding employee stock options.

The following table summarizes the number of shares used in the denominator of the basic and diluted earnings per share computations:

	Three Months Ended September 30		Nine Months Ended September 30
	1999	1998	1999	1998
	(In thousands)		(In thousands)

Denominator for basic earnings per share	13,468	13,491	13,482	13,481

Denominator for diluted earnings per share	13,574	13,629	13,597	13,634

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 1999

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

The components of comprehensive income, net of related tax, for the three- and nine-month periods ended September 30, 1999 and 1998 are as follows (in thousands of dollars):

	Three Months Ended September 30		Nine Months Ended September 30
	1999	1998	1999	1998
Net income	$6,931	$6,529	$20,096	$18,487
Unrealized net gains (losses)
on investment securities
available for sale	(609)	2,334	(3,574)	2,740
Comprehensive income	$6,322	$8,863	$16,522	$21,227

The components of accumulated other comprehensive income, net of related tax, at September 30, 1999, December 31, 1998 and September 30, 1998 are as follows (in thousands of dollars):

	September 30, 1999	December 31, 1998	September 30, 1998
Unrealized net gains (losses) on investment
securities available for sale	$ (507)	$ 3,067	$ 4,145
Accumulated other comprehensive income	$ (507)	$ 3,067	$ 4,145

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

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 1999

The Corporation is a bank holding company that operates ten commercial banks and a data processing company, each as a separate subsidiary of the Corporation. All ten of the Corporation's commercial bank subsidiaries operate community banks and offer a full range of commercial banking and fiduciary products and services to the residents and business customers of their geographical market areas. The products and services offered by the commercial bank subsidiaries are consistent throughout the Corporation, as is the pricing of these products and services. Each of the Corporation's commercial bank subsidiaries operates in a separate geographical area within the state of Michigan. The geographical area served by each of these subsidiaries is generally the twenty-five mile radius surrounding its headquarters. All marketing of products and services throughout the Corporation's ten subsidiary banks is uniform, as many of the markets served by these subsidiaries overlap. The distribution of products and services is uniform throughout the Corporation's commercial bank subsidiaries and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products. All ten commercial bank subsidiaries are state chartered commercial banks, and operate under the same banking regulations. The data processing subsidiary primarily performs data processing functions for the Corporation's ten commercial banking subsidiaries. It is management's opinion that the Corporation operates in a single operating segment -- commercial banking.

Other

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued in June 1998. SFAS 133 was amended by SFAS 137, in July 1999, to delay its effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 standardizes the accounting for derivative instruments embedded in other contracts by requiring the recognition of those items as assets or liabilities in the statement of financial position and measuring them at fair value. The timing of gain or loss recognition on the value of those derivatives will depend upon the use of those derivatives and whether they qualify for hedge accounting. The adoption of SFAS 133 is currently expected to have no effect on the financial position, liquidity or results of operations of the Corporation. As of September 30, 1999, the Corporation held no derivative financial instruments.

The Corporation paid a 5 for 4 stock split on December 16, 1998. All per share amounts have been adjusted for this stock split.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 1999

NOTE B: LOANS AND NONPERFORMING ASSETS The following summarizes loans and nonperforming assets at the dates indicated (in thousands of dollars):

Loans:	September 30, 1999	December 31, 1998	September 30, 1998
Commercial	$ 155,734	$ 139,051	$ 137,107
Real estate construction	32,120	35,039	32,978
Real estate mortgage	573,422	520,972	534,257
Consumer	243,800	203,231	186,864
Total Loans	$ 1,005,076	$ 898,293	$ 891,206

Nonperforming assets:
Nonaccrual loans	$ 1,956	$ 1,785	$ 1,616
Loans 90 days or more past due and
still accruing interest	439	1,316	910
Restructured loans	838		21
Total nonperforming loans	3,233	3,101	2,547
Other real estate owned (1)	589	470	472
Total nonperforming assets	$ 3,822	$ 3,571	$ 3,019

(1)	Other real estate owned includes properties acquired through foreclosure and by acceptance of a deed in lieu of foreclosure, and other property held for sale.

NOTE C: ALLOWANCE FOR LOAN LOSSES The following summarizes the changes in the allowance for loan losses (in thousands of dollars):

	Nine Months Ended September 30
	1999	1998
Allowance for Loan Losses
Balance as of January 1	$ 18,071	$ 17,359
Provision for loan losses	318	713

Gross loans charged-off	(397)	(346)
Gross recoveries of loans previously charged-off	173	243
Net loans charged-off	(224)	(103)

Balance at September 30	$ 18,165	$ 17,969

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 1999

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

On July 9, 1999, Chemical Bank Bay Area ("Bay Area"), a wholly owned banking subsidiary of the Corporation headquartered in Bay City, Michigan, acquired branch banking offices in Linwood and Standish, Michigan from National City Bank of Michigan/Illinois. The two branch banking offices had approximately $27 million of deposits as of that date. The transaction was accounted for by the purchase method of accounting. The amount of the purchase price assigned to core deposit intangibles was $2.4 million. Bay Area continues to operate the office acquired in Linwood, Michigan, while the banking operations of the office acquired in Standish were consolidated with Bay Area's existing branch banking office located at 220 South Main Street in Standish.

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

SUMMARY

The Corporation's net income was $6,931,000 in the third quarter of 1999, as compared to net income of $6,529,000 during the third quarter of 1998. Earnings per share in the third quarter of 1999 were $.51, compared to earnings per share of $.48 in the third quarter of 1998.

The increase in net income during the third quarter of 1999, as compared to the third quarter of 1998, was principally the result of an increase in net interest income and a decrease in the provision for loan losses. These factors were partially offset by a slight decrease in noninterest income and a slight increase in operating expenses.

Return on average assets in the third quarter of 1999 was 1.45%, as compared to 1.43% during the third quarter of 1998. Return on average equity for the third quarter of 1999 and the third quarter of 1998 was 11.1% and 11.2%, respectively.

The Corporation's net income was $20,096,000 for the first nine months of 1999, compared to net income of $18,487,000 during the first nine months of 1998. Earnings per share for the first nine months of 1999 were $1.48, compared to earnings per share of $1.36 for the first nine months of 1998.

The increase in net income during the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, was principally the result of increases in both net interest income and noninterest income and a decrease in the provision for loan losses. These factors were slightly offset by increased operating expenses.

Return on average assets for the first nine months of 1999 was 1.43%, compared to a return on average assets of 1.38% for the first nine months of 1998. Return on average equity for the nine-month periods ended September 30, 1999 and September 30, 1998 was 11.0% and 10.8%, respectively.

Total assets were $1.91 billion as of September 30, 1999, up $37 million, or 2%, from total assets of $1.873 billion as of December 31, 1998, and up $94 million, or 5.2%, from total assets of $1.816 billion as of September 30, 1998.

Total loans increased $107 million, or 11.9%, from December 31, 1998, and $114 million, or 12.8%, from September 30, 1998 to $1.005 billion as of September 30, 1999. The Corporation experienced increases from both December 31, 1998 and September 30, 1998 to September 30, 1999 in commercial, real estate mortgage and consumer loans.

Shareholders' equity increased $9.6 million, or 4%, from September 30, 1998, to $247.6 million as of September 30, 1999, or $18.39 per share, representing 13.0% of total assets. The increase was primarily attributable to retained net income.

RESULTS OF OPERATIONS

Net Interest Income

The Corporation's net interest income for the third quarter of 1999 was $18.89 million, a $.6 million, or 3.3%, increase over the $18.29 million recorded in the third quarter of 1998. The increase in net interest income was due primarily to increases in average loans, deposits and shareholders' equity. Average total loans increased $94.5 million, or 10.6%, in the third quarter of 1999 compared to the third quarter of 1998. Average deposits increased $56.1 million, or 3.7%, in the third quarter of 1999 compared to the third quarter of 1998, while average shareholders' equity increased $14.8 million, or 6.4%. The Corporation's net interest margin was 4.30% in the third quarter of 1999 compared to 4.33% in the third quarter of 1998.

Net interest income was $56 million for the nine months ended September 30,1999, a $2.2 million, or 4.1%, increase over the $53.77 million recorded for the corresponding period in 1998. The net interest margin was 4.32% and 4.35% during the nine months ended September 30, 1999 and 1998, respectively.

The decline in the Corporation's net interest margin during the third quarter of 1999 and the first nine months of 1999, as compared to similar periods in 1998, resulted from lower yields on loans and investment securities that were partially offset by lower costs of interest bearing liabilities.

Noninterest Income

Noninterest income decreased $77,000, or 2%, in the third quarter of 1999 compared to the third quarter of 1998 and increased $329,000, or 2.9%, in the first nine months of 1999 compared to the first nine months of 1998.

The decrease in noninterest income during the third quarter of 1999 was attributable to a $336,000 reduction in the gains realized on the sales of residential mortgage loans in the secondary market, resulting from the significant decline in the refinancing activity of residential mortgage loans. This reduction was partially offset by increases in Trust Department income, service charges on deposit accounts and other charges and fees for customer services. Trust Department income increased $95,000, or 11.4%, from increased fees resulting from an increase in the market value of trust assets and new business. Service charges on deposit accounts increased $61,000, or 4.3%, in the third quarter of 1999 compared to the third quarter of 1998. Other charges and fees for customer services increased $107,000, or 9.6%, in the third quarter of 1999 compared to the third quarter of 1998.

The increase in noninterest income during the first nine months of 1999 was primarily attributable to a $236,000 gain that was realized on the sale of land owned by the Corporation's lead subsidiary bank, Chemical Bank and Trust Company, and to increases in Trust Department income, service charges on deposit accounts and other charges and fees for customer services. During the first nine months of 1999, compared to the first nine months of 1998, Trust Department income increased $260,000, or 10%, service charges on deposit accounts increased $127,000, or 3.1%, and other charges and fees for customer services increased $180,000, or 5.3%. Gains on the sales of loans decreased $449,000, or 46.1%, during the first nine months of 1999 compared to the first nine months of 1998, as a result of the significant decline in the refinancing activity of residential mortgage loans.

Provision for Loan Losses

The provision for loan losses reflects management's judgment of changing economic conditions, as well as increases and other changes in the subsidiary banks' loan portfolios. It is management's policy to control loan quality through a carefully structured review of loan requests. In assessing the adequacy of the allowance for loan losses (the "Allowance"), management believes that its historical experience confirms, in principle, its judgment in what is essentially a subjective decision. Based upon historical experience and a constant and consistent evaluation of risks in the loan portfolios, management believes that the Allowance is adequate. During the three- and nine-month periods ended September 30, 1999, the Corporation added $143,000 and $318,000, respectively, to the Allowance through the provision for loan losses, compared to $234,000 and $713,000, respectively, during the comparable periods in 1998. Net loan charge-offs during the three- and nine-month periods ended September 30, 1999 were $112,000 and $224,000, respectively, compared to $41,000 and $103,000, respectively, during the comparable periods in 1998.

Operating Expenses

The Corporation continued its cost control measures. Total operating expenses increased $55,000, or .5%, in the third quarter of 1999 compared to the third quarter of 1998 and $492,000, or 1.3%, in the first nine months of 1999 compared to the first nine months of 1998. Salaries, wages and employee benefits increased $316,000, or 4.3%, in the third quarter of 1999 compared to the third quarter of 1998 and $648,000, or 3%, in the first nine months of 1999 compared to the first nine months of 1998. Occupancy and equipment expense, combined, increased $144,000, or 7.3%, in the third quarter of 1999 and $353,000, or 5.9%, in the first nine months of 1999 compared to the corresponding periods in 1998. Other operating expenses decreased $405,000, or 13.7%, during the third quarter of 1999 and $509,000, or 5.6%, during the first nine months of 1999 compared to the corresponding periods in 1998.

Income Tax Expense

The Corporation's effective federal income tax rate was 33.1% and 33%, respectively, during the three and nine months ended September 30, 1999, compared to 33.3% and 32.9%, respectively, during the three and nine months ended September 30, 1998. The Corporation is subject to the federal statutory income tax rate of 35%. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate is a function of the proportion of the

Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses.

BALANCE SHEET CHANGES

Asset and Deposit Changes

Total assets increased $37 million, or 2%, from December 31, 1998 and increased $94 million, or 5.2%, from September 30, 1998 to $1.91 billion as of September 30, 1999. Total deposits increased $1 million, or .1%, from December 31, 1998 and increased $55 million, or 3.7%, from September 30, 1998 to $1.555 billion as of September 30, 1999.

Loans

The Corporation's philosophy is such that it will neither compromise on loan quality nor make loans outside its banking markets to increase its loan portfolio. The Corporation does not purchase participation loans, which is a method utilized by many financial institutions to increase the size of their loan portfolios.

Total loans as of September 30, 1999 were $1.005 billion, compared to $891 million as of September 30, 1998 and $898 million as of December 31, 1998.

Commercial loans increased $18.6 million, or 13.6%, from September 30, 1998, and $16.7 million, or 12%, from December 31, 1998 to $155.7 million as of September 30, 1999. The growth in commercial loans was achieved through an increased sales effort by the Corporation to increase commercial loans. Commercial loans represented 15.5%, 15.5% and 15.4% of the Corporation's loan portfolio as of September 30, 1999, December 31, 1998 and September 30, 1998, respectively.

Real estate construction and mortgage loans increased $38.3 million, or 6.8%, from September 30, 1998, and increased $49.5 million, or 8.9%, from December 31, 1998 to $605.5 million as of September 30, 1999. Real estate construction and mortgage loans represented 60.2%, 61.9% and 63.6% of the Corporation's loan portfolio as of September 30, 1999, December 31, 1998 and September 30, 1998, respectively.

Consumer loans increased $56.9 million, or 30.5%, from September 30, 1998, and $40.6 million, or 20%, from December 31, 1998 to $243.8 million as of September 30, 1999. The increases were the result of several consumer loan promotions, which offered special interest rates on certain types of consumer loans during the nine- and twelve-month periods ended September 30, 1999. These various consumer loan promotions offered loans with annual percentage rates ranging from 6.90% to 7.19% and maximum terms of 60 months. Consumer loans represented 24.3%, 22.6% and 21% of total loans as of September 30, 1999, December 31, 1998 and September 30, 1998, respectively.

The Corporation's total loan to deposit ratio as of September 30, 1999, December 31, 1998 and September 30, 1998 was 64.6%, 57.8% and 59.4%, respectively. The Corporation traditionally has had a conservative loan underwriting policy. This is evidenced by its historically low loan losses and low ratio of nonperforming loans to total loans. During the three- and nine-month periods ended September 30, 1999, the Corporation added $143,000 and $318,000, respectively, to the Allowance through the provision for loan losses, compared to $234,000 and $713,000, respectively, during the comparable periods in 1998. Net loan charge-offs during the three- and nine-month periods ended September 30, 1999 were $112,000 and $224,000, respectively, compared to $41,000 and $103,000, respectively, during the comparable periods in 1998.

Nonperforming loans consist of loans which are past due for principal or interest payments by 90 days or more and are still accruing interest, loans for which the accrual of interest has been discontinued, and other loans which have been restructured to less than market terms due to a serious weakening of the borrower's financial condition. As of September 30, 1999, the Corporation had one loan totaling $838,000 that constitutes a restructured loan. Nonperforming loans were $3.2 million as of September 30, 1999, $3.1 million as of December 31, 1998 and $2.5 million as of September 30, 1998, and represented .32%, .35% and .29% of total loans as of those dates, respectively.

A loan is considered impaired when management determines it is probable that all the principal and interest due under the contractual terms of the loan will not be collected. In most instances, the impairment is measured based on the fair market value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. A portion of the allowance for loan losses may be allocated to impaired loans.

The Corporation measures impairment on all large balance nonaccrual commercial and commercial real estate loans. In most instances, impairment is measured based on the fair value of the underlying collateral. The Corporation had one impaired loan, with a balance of $441,000, at September 30, 1999. No valuation allowance was deemed required on this loan as of that date. The Corporation had no impaired loans at September 30, 1998. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans, and residential real estate loans.

The allowance for loan losses at September 30, 1999 was $18,165,000 and represented 1.81% of total loans, compared to $18,071,000, or 2.01% of total loans, at December 31, 1998 and $17,969,000, or 2.02% of total loans, at September 30, 1998.

Liquidity

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demands and deposit withdrawals and to capitalize on opportunities for business expansion. The banking subsidiaries' primary liquidity sources consist of investment securities, those maturing within one year and those classified as available for sale, maturing loans and federal funds sold. These primary liquidity sources totaled approximately $862 million and represented 48% of total earning assets as of September 30, 1999.

Capital Resources

As of September 30, 1999, shareholders' equity was $247.6 million, compared to $241.8 million as of December 31, 1998 and $238 million as of September 30, 1998, resulting in an increase of $5.7 million, or 2.4%, from December 31, 1998 and $9.6 million, or 4%, from September 30, 1998. Shareholders' equity as a percentage of total assets was 13% as of September 30, 1999, 12.9% as of December 31, 1998 and 13.1% as of September 30, 1998. Total equity included an after-tax unrealized net loss of $.5 million as of September 30, 1999, compared to a net gain of $3.1 million as of December 31, 1998 and $4.1 million as of September 30, 1998, on investment securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The reduction in the after-tax unrealized net gain on investment securities available for sale from both September 30, 1998 and December 31, 1998 to September 30, 1999 was the result of the increase in market interest rates over this time period.

A statement of changes in shareholders' equity covering the nine-month periods ended September 30, 1999 and September 30, 1998 follows (in thousands of dollars):

	Nine Months Ended September 30
	1999	1998
Total shareholders' equity as of January 1	$ 241,839	$ 223,925
Comprehensive income:
Net income	20,096	18,487
Change in unrealized net gains (losses) on securities
available for sale	(3,574)	2,740
Total comprehensive income	16,522	21,227
Dividends	(8,494)	(7,768)
Shares issued upon exercise of employee stock options	235	314
Shares issued from director stock purchase plan	299	264
Repurchases of common stock	(2,850)
Total shareholders' equity as of end of period	$ 247,551	$ 237,962

The following table represents the Corporation's regulatory capital ratios as of September 30, 1999:

	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Chemical Financial Corporation - actual ratio	12.8%	26.0%	27.3%
Regulatory minimum ratio	3.0	4.0	8.0
Ratio considered "well capitalized" by
regulatory agencies	5.0	6.0	10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at September 30, 1999 are high due to the Corporation holding $395 million in investment securities and other assets which are assigned a 0% risk rating, $460 million in assets, primarily investment securities, which are assigned a 20% risk rating and $482 million in residential real estate mortgages and other assets which are assigned a 50% risk rating. These three risk ratings (0%, 20% and 50%) represent 68% of the Corporation's total risk-based assets (including off-balance sheet items) as of September 30, 1999.

YEAR 2000 READINESS DISCLOSURE

During the third quarter of 1996, the Corporation formed a Year 2000 project team and began developing its plan to prepare for the Year 2000. The project began with a process to identify information technology and non-information technology systems that required modification for the Year 2000. A Year 2000 Plan was developed with goals and target dates. This plan includes communicating with third party vendors and suppliers, and obtaining certifications of compliance from third party software and service providers. During the early planning process, the Corporation was notified by the vendor of its core banking application system that the core banking application system used by the Corporation was not Year 2000 compliant and that it would not be modified to become Year 2000 compliant. The Corporation performed an extensive evaluation of replacement banking application systems and, in July 1997, chose to convert its core banking application system to a new system ("Dimension") offered by its existing vendor. The vendor of the new core banking application system has certified to the Corporation that its Dimension system is Year 2000 compliant and guarantees that Dimension software has been designed to accurately store and calculate all dates for the current and future millennia. The Dimension software was created as Year 2000 compliant, as opposed to being modified to be Year 2000 compliant. The Dimension software has received a Year 2000 certification by the Information Technology Association of America ("ITAA"). ITAA is the software industry trade group's century date change certification program. The program examines processes and methods used by companies to perform their Year 2000 software calculations and conversions. The certification by ITAA indicates that it is the opinion of ITAA that the processes and methods used by the Kirchman Corporation, which developed the Dimension software, meet the information technology industry's best software development practices for addressing the Year 2000 issue and the Kirchman Corporation has the core capabilities needed to address the Year 2000 issue. The Corporation converted to the new banking application system during the first quarter of 1998. The cost of converting to the new banking application system was approximately $300,000. In conjunction with the conversion to the new core banking application system, the Corporation purchased a new mainframe computer in 1997 at a cost of approximately $1 million, which was capitalized. The existing mainframe computer and core banking application system software were fully depreciated prior to 1997.

The Corporation continued to assess the impact of the Year 2000 issue on the remainder of its computer-based systems and applications and non-information technology systems throughout 1998. As of March 31, 1999, it was management's opinion that it had completed the assessment phase of its Year 2000 Plan. During the second quarter of 1999, it was management's opinion that the Corporation completed its testing of all internal and external mission critical systems and formalized its Year 2000 Contingency Plan. The Year 2000 Contingency Plan addresses both remediation efforts and business resumption parameters. Management believes that, as of June 30, 1999 (i) the conversion to the new banking application system software had been completed and all testing related to Year 2000 compliance on the new core banking application system software had also been completed; (ii) the core application system represents approximately 85% of the Corporation's mission critical systems; (iii) all mission critical systems and software had been renovated; (iv) the Corporation was complete with the testing of its internal mission critical systems and hardware, other mission critical systems and other software programs and third party software systems; and (v) the Corporation had completed its Year 2000 Contingency Plan.

The Corporation replaced computer hardware, primarily desktop computers, and software that were not Year 2000 compliant in 1998 at a total cost of $525,000, which was capitalized. The Corporation's Year 2000 expenditures during the first nine months of 1999 were approximately $175,000. As of September 30, 1999 it was management's opinion that remaining Year 2000 costs in 1999 for hardware and software purchases, associated reprogramming, and remedial actions for both information technology and non-information technology would not exceed $75,000.

As part of the Corporation's Year 2000 Plan, the Trust Department of the Corporation's lead subsidiary bank replaced its computer hardware during 1998. In addition, both of its core application systems were upgraded during 1998 to be Year 2000 compliant. The Trust Department uses the SunGard Series 7 system for the processing of trust accounting transactions and the Corbel Quantech system for employee benefit recordkeeping transactions. During the fourth quarter of 1998, extensive testing of the two systems used by the Trust Department for Year 2000 compliance was performed and it is management's opinion that all necessary testing had been satisfactorily completed as of December 31, 1998. During 1999, the Trust Department continues to focus on the Year 2000 compliance of the systems of other third party providers of services to the Trust Department. In addition, the Trust Department is continuing to communicate with those companies and entities in which the assets of the fiduciary customers of the Trust Department are invested, to determine the status of those companies' and entities' Year 2000 compliance. During the second quarter of 1999, the Trust Department also developed contingency plans to address Year 2000 issues which may arise after December 31, 1999.

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

The Corporation's credit risk associated with borrowers may increase to the extent borrowers fail to adequately address Year 2000 issues. As a result, all of the Corporation's subsidiary banks have identified their material borrowers and have assessed these borrowers' Year 2000 readiness. The material borrowers' Year 2000 readiness will continue to be monitored periodically throughout 1999, based on the level of risk that the Year 2000 has been estimated to pose to the business of each borrower, to assess their Year 2000 compliance and evaluate any further risk to the Corporation.

During the second quarter of 1999, the Corporation completed its Year 2000 Contingency Plan ("Plan") to address unforeseen Year 2000 issues, including plans in the event that mission critical systems experience difficulties or other significant third parties fail to adequately address Year 2000 issues, including interruption of service of electrical power and communication lines. This plan provides for the processing of all 1999 transactions and the printing of all critical December 31, 1999 deposit and loan application systems' reports on hard copy or on microfiche, by midnight December 31, 1999. The Corporation believes that its most reasonably likely worst case Year 2000 scenario is the loss or interruption of electrical power. The Corporation addressed this concern by purchasing a 135 KW generator that has the capacity to run the Corporation's main frame computer and data processing facility. In the event the main office of the Corporation's lead subsidiary bank, Chemical Bank and Trust Company ("CB&T") sustains a loss of electrical power, CB&T will utilize office space at the Corporation's data processing facility, which is located adjacent to CB&T, to perform critical operational functions. In addition, the Corporation purchased eighteen portable generators that will be used by the Corporation's subsidiary banks in the event of the loss of electrical power. These portable generators will be used to operate certain selected retail branch banking offices and to service customers. In the event hardware or software problems are encountered, the Corporation's contingency plans principally involve the operation of systems in an off-line, "limited computerized," environment. This would be accomplished by the manual and desktop computer update of financial and customer records, until problems or difficulties are remedied. The Corporation has determined that it must rely primarily on its software vendors to remedy any unforeseen situations of its mission critical systems in a timely manner. Internal remediation plans were developed in the remaining information and non-information technology areas. The Corporation also enhanced its existing business resumption plans to reflect Year 2000 issues. These plans were designed to coordinate the efforts of its personnel and resources, in addressing any Year 2000 difficulties that become evident after December 31, 1999. The Corporation's business resumption plans include the education of customers about the Year 2000 and an explanation of what the Corporation has done and its plan to be ready for the Year 2000, in order to minimize unwarranted public concerns, and it includes the consideration of the additional cash demands of its customers posed by Year 2000 concerns. There can be no assurance that any plans will fully mitigate any such difficulties. Furthermore, there may be certain mission critical third parties, such as utilities or telecommunication companies, where alternative arrangements or other sources are limited or unavailable. It is the Corporation's plan to continue to update and to test its Year 2000 contingency plans during the remainder of 1999.

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

The estimated potential effects on the Corporation's operations of Year 2000 issues were based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Corporation's systems rely to modify or convert their systems to be Year 2000 compliant, the ability to locate and correct all relevant computer codes, the interruption of electronic or telephonic communications, the failure of basic utilities, and similar uncertainties.

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

CHEMICAL FINANCIAL CORPORATION

Date: November 4, 1999	By /s/ Aloysius J. Oliver Aloysius J. Oliver Chief Executive Officer and President (Principal Executive Officer)

Date: November 4, 1999	By /s/ Lori A. Gwizdala Lori A. Gwizdala Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998. Here incorporated by reference.

27	Financial Data Schedule.