Form 10-K
period 1999-12-31
CHEMICAL FINANCIAL CORP
filed 2000-03-24
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to __________.

Commission File Number 0-8185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

333 E. Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 18, 2000, was $296,330,110.

The number of shares outstanding of the registrant's Common Stock, $1 par value, at February 18, 2000, was 14,087,453.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1999, are incorporated by reference in Parts I and II (Items 1 and 5-8).
Portions of the registrant's Proxy Statement for its April 17, 2000, annual shareholders' meeting are incorporated by reference in Part III (Items 10-13).

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about Chemical Financial Corporation itself. Words such as "anticipates," "believes," "estimates," "judgment," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, certain statements under the captions "New Regulatory Developments" and "Year 2000 Readiness Disclosure" in Management's Discussion and Analysis are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, Chemical Financial Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 1.   Business.

Chemical Financial Corporation ("Chemical" or the "Corporation") is a bank holding company. Chemical was organized under Michigan law in August 1973, and is headquartered in Midland, Michigan. Chemical was substantially inactive until June 30, 1974, when it acquired its lead subsidiary bank, Chemical Bank and Trust Company ("CB&T"), pursuant to a reorganization in which the former shareholders of CB&T became shareholders of Chemical. As of December 31, 1999, Chemical owned all of the outstanding stock of ten commercial banks and a data processing company, all located in Michigan. The main offices of Chemical's ten banking subsidiaries are located in Midland, Bay City, Big Rapids, Cadillac, Caro, Clare, Grayling, Marshall, Owosso and Stanton.

Chemical's business is concentrated in a single industry segment - commercial banking. Chemical's subsidiaries offer a full range of commercial banking and fiduciary services. These include accepting deposits, business and personal checking accounts, savings and individual retirement accounts, time deposit instruments, electronically accessed banking products, residential and commercial real estate financing, commercial lending, consumer financing, debit cards, safe deposit box services, automated teller machines, access to insurance and investment products, money transfer services, corporate and personal trust services and other banking services.

The principal markets for these financial services are the communities within Michigan in which Chemical's subsidiaries are located and the areas immediately surrounding these communities. As of December 31, 1999, Chemical and its subsidiaries served these markets through 87 banking offices in 56 communities, located in 24 counties, generally across the mid-section of Michigan. In addition to the full service banking offices, the subsidiary banks operated 89 automated teller machines, both on and off bank premises, as of December 31, 1999.

CB&T, which has its headquarters in Midland, is Chemical's lead subsidiary bank and accounted for 32% of total deposits and 28% of total loans of Chemical and its subsidiaries on a consolidated basis as of December 31, 1999. Chemical's banking subsidiaries' primary loan product, historically, has been residential real estate mortgages. As of December 31, 1999, these loans totaled $457 million, or 45% of consolidated total loans. During the three years ended December 31,

1999, Chemical's subsidiaries' generally sold residential real estate mortgages with fifteen year and greater original terms in the secondary mortgage market. Chemical originated approximately $46 million of residential mortgage loans during 1999 which were sold in the secondary mortgage market, compared to $118 million and $39 million in residential mortgage loans originated and sold during 1998 and 1997, respectively. The significant increase in 1998 was attributable to the significant decline in residential mortgage interest rates and the resultant increase in the refinancings of these mortgages.

The principal sources of revenues for Chemical are interest and fees on loans, which accounted for 56% of total revenues in 1999, and 54% of total revenues in 1998 and 1997. Interest on investment securities is also a significant source of revenue, accounting for 30% of total revenues in 1999, 31% in 1998 and 33% 1997. Chemical has no foreign loans, assets or activities. No material part of the business of Chemical or its subsidiaries is dependent upon a single customer or very few customers, the loss of which would have a materially adverse effect on Chemical.

The business of banking is highly competitive. In addition to competition from other commercial banks, banks face significant competition from nonbank financial institutions. Savings associations and credit unions compete aggressively with commercial banks for deposits and loans, and credit unions and finance companies are particularly significant factors in the consumer loan market. Banks compete for deposits with a broad range of other types of investments, the most significant of which over the past few years have been mutual funds and annuities. Insurance companies and investment firms are also significant competitors for customer deposits. In response to this increased competition for customers' bank deposits, the Corporation's subsidiary banks, through "CFC Investment Centers," offer a broad array of mutual funds, annuity products and market securities through alliances with Security First Group and BISYS Brokerage Services. The CFC Investment Centers offer customers a complete spectrum of investment products and service capabilities. In addition, the Trust Department of Chemical Bank and Trust Company offers customers a variety of investment products and services. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on borrowings and fees charged for services) and service (convenience and quality of services rendered to customers).

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

The Gramm-Leach-Bliley Act of 1999 ("1999 Act") that was passed by Congress and signed into law by the President on November 12, 1999, represents sweeping reform of federal regulation of financial services. The 1999 Act largely removes the restrictions that previously prevented affiliations among banks, securities firms, and insurance companies and provides for a system of functional regulation of the financial services industry. Among other provisions, the 1999 Act:

•	Repeals the restrictions on banks affiliating with securities firms contained in the depression-era Glass-Steagall Act.

•	Creates a new "financial holding company." A financial holding company may engage in a statutory list of financial activities, including insurance underwriting and agency activities, securities underwriting and brokerage activities, merchant banking, and insurance company portfolio investment activities. Other activities that are "complimentary" to financial activities, a category to be defined by regulation, are also authorized for financial holding companies.

•	Provides a system of functional regulation under which, with certain exceptions, activities of banks and bank affiliates as securities brokers and investment advisors are subject to regulation and supervision by the Securities and Exchange Commission, eliminating an exemption banks previously enjoyed.

•	Reaffirms the traditional authority of states to regulate insurance companies and insurance agencies, but prohibits discrimination against bank affiliates that conduct those activities.

•	Requires financial institutions to disclose their privacy policy to consumers and provides protections to consumers against the transfer and use of nonpublic personal information by financial institutions.

•	Requires that agreements between banks and non-governmental entities in connection with the Community Reinvestment Act be disclosed to the public, and that community groups that receive funds from banks in excess of defined thresholds disclose how those funds are used.

Although the 1999 Act repeals certain pre-existing statutory barriers to cross-industry affiliations and provides a structural framework for achieving the 1999 Act's purposes, many details of implementing the changes authorized by the 1999 Act will be the subject of regulations to be adopted in the future by the Board of Governors and the Federal Reserve System, the Securities and Exchange Commission, and other relevant federal agencies.

To recharacterize itself as a financial holding company and to avail itself of the broader powers permitted for financial holding companies, a bank holding company must meet certain regulatory standards for being "well capitalized", "well-managed" and "satisfactory" in its Community Reinvestment Act compliance. The Corporation is eligible to become a financial holding company, but has made no determination as to if or when it will acquire this new status as of the date of filing this report.

Under Federal law, the FDIC has the authority to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources, and to establish semi-annual assessment rates on Bank Insurance Fund ("BIF") member banks, so as to maintain the BIF at the designated reserve ratio defined by law. The semi-annual assessment rate of the FDIC is based upon a system of risk-based premiums for deposit insurance, pursuant to which the premiums paid by a depository institution are based on the probability that the BIF will incur a loss in respect of such institution.

The recapitalization of the Savings Association Insurance Fund ("SAIF") was accomplished through the enactment of The Deposit Insurance Funds Act of 1996 (the "Funds Act") on September 30, 1996. This legislation authorized the Financing

Corporation ("FICO") to impose periodic assessments on depository institutions that are members of the BIF, in addition to institutions that are members of the SAIF. The purpose of these periodic assessments is to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until the change in the law, only SAIF-member institutions bore the cost of funding these interest payments. The FICO assessment on BIF insured deposits for years 1997-1999 was 1.296 cents for every $100 of domestic deposits. For this same period, the SAIF insured institutions' FICO assessment rate was 6.44 cents for every $100 of domestic deposits. Beginning in the year 2000 until 2017, the FICO assessment for both BIF and SAIF insured deposits was established at 2.43 cents for every $100 of domestic deposits, representing an 87.5% increase in the FICO assessment of BIF insured deposits, compared to the rate assessed in 1999.

FDIC expense was $.2 million in 1999, 1998 and 1997 and consisted almost exclusively of the FICO assessment in each of these years.

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

On July 9, 1999, the Corporation's subsidiary headquartered in Bay City, Michigan ("Chemical Bank Bay Area"), acquired two branch bank offices, located in Standish and Linwood, Michigan, from National City Bank of Michigan/Illinois. Chemical Bank Bay Area consolidated the branch acquired in Standish with an existing branch office in Standish and continued branch bank services at the branch located in Linwood. The two branches acquired had total deposits of approximately $27 million as of the acquisition date.

In November 1998, the Corporation's subsidiary headquartered in Marshall, Michigan ("Chemical Bank South") purchased a branch bank office in Albion, Michigan from Great Lakes National Bank Michigan. The branch had total deposits of approximately $11 million as of the acquisition date. Chemical Bank South consolidated its banking operations at 1408 N. Eaton Street in Albion with the newly acquired branch banking office.

In March 1997, the Corporation's subsidiary headquartered in Owosso, Michigan ("Chemical Bank Key State") sold its branch bank building in Okemos, Michigan. The loans and deposits of the Okemos branch were transferred to Chemical Bank Key State's branch bank office in Lansing, Michigan.

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

At December 31, 1999, Chemical was the fifth largest bank holding company headquartered in Michigan, measured by total assets, and together with its subsidiaries employed a total of 979 full-time equivalent employees.

The following table summarizes the book value of investment securities as of December 31:

	1999	1998	1997
	(In thousands)
Investment securities available for sale:
U.S. Government and agency securities	$394,652	$444,361	$474,706
States of the U.S. and municipal securities	--	--	--
Mortgage-backed securities	1,188	1,583	2,351
Other securities	32,200	43,032	17,116

Total investment securities available for sale	428,040	488,976	494,173

Investment securities held to maturity:
U.S. Government and agency securities	201,279	190,957	201,801
States of the U.S. and municipal securities	36,941	41,593	46,707
Mortgage-backed securities	190	312	501
Other securities	5,003	7,985	2,011

Total investment securities held to maturity	243,413	240,847	251,020
Total investment securities	$ 671,453	$ 729,823	$ 745,193

The information under the following captions in the registrant's Annual Report to Shareholders for the year ended December 31, 1999, further describes the business of Chemical and is here incorporated by reference:

Caption	Pages

Table 2. Average Balances, Tax Equivalent Interest and
Effective Yields and Rates	35
Table 3. Volume and Rate Variance Analysis	37
Note C - Investment Securities	22
Table 8. Maturities and Yields of Investment Securities
at December 31, 1999	42
Table 4. Summary of Loans and Loan Loss Experience	37
Table 5. Comparison of Loan Maturities and Interest Sensitivity	39

Table 6. Summary of Nonperforming Loans	39
Note D - Loans	23
Table 7. Allocation of the Allowance For Loan Losses	40
Management's Discussion and Analysis subheadings:
"Net Interest Income," "Loans," "Nonperforming
Loans," "Provision and Allowance For Loan Losses" and "Liquidity
and Interest Sensitivity"	34-45
Table 10. Maturity Distribution of Time Deposits of $100,000 or More	43
Financial Highlights	1

Item 2.   Properties.

The executive offices of Chemical, the main office of CB&T and Chemical's data processing subsidiary are located in a three story, approximately 74,000 square foot, office building in downtown Midland, which is 100% owned by CB&T.

Chemical's subsidiary banks conduct business from a total of 87 banking offices as of December 31, 1999. These offices are located in or in the vicinity of the cities in which the Corporation's subsidiary banks have their main offices. Of the banking offices, 85 are owned by the subsidiary banks and 2 are leased from independent parties with remaining lease terms of two months to ten years. This leased property is considered insignificant.

Item 3.   Legal Proceedings.

Chemical's subsidiaries are parties, as plaintiff or defendant, to a number of legal proceedings, none of which is considered material, and all of which arose in the ordinary course of their operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

Not applicable.

Supplemental Item.  Executive Officers of the Registrant.

Biographical information concerning Chemical's executive officers who are not directors or nominated for election to the Board of Directors, as of December 31, 1999, is presented below. Executive officer appointments are made or reaffirmed annually at the organizational meeting of the Board of Directors. At its regular meetings, the Board may also make other executive officer appointments.

Bruce M. Groom, age 58, is Senior Vice President and Senior Trust Officer of CB&T. He joined CB&T on April 29, 1985 as Senior Vice President and was promoted to Senior Trust Officer in May 1986. Mr. Groom has served on the Board of Chemical Bank Central, a wholly owned subsidiary of Chemical, since February 1989. Mr. Groom is an attorney. Mr. Groom is a member of the Executive Management Committee of Chemical.

Lori A. Gwizdala, age 41, is Senior Vice President, Chief Financial Officer and Treasurer of Chemical. She joined Chemical as Controller on January 1, 1985 and was named Chief Financial Officer in May 1987, Senior Vice President in February 1991 and Treasurer in April 1994. Ms. Gwizdala has served as Secretary to the Board of Directors of CFC Data Corp since May 1986, a director of Chemical Bank Bay Area since January 1993 and a director of Chemical Bank Thumb Area since July 1996, all of which are wholly owned subsidiaries of Chemical. Ms. Gwizdala is a certified public accountant. Ms. Gwizdala is a member of the Executive Management Committee of Chemical.

William C. Lauderbach, age 57, is Senior Vice President and Investment Officer of CB&T. He joined CB&T as a Trust Officer on July 2, 1973, was promoted to Vice President and Trust Officer in March 1980, Investment Officer in January 1985 and Senior Vice President in February 1991. Mr. Lauderbach has served on the Board of Directors of Chemical

Bank South, a wholly owned subsidiary of Chemical, since 1989. Mr. Lauderbach is a member of the Executive Management Committee of Chemical.

David B. Ramaker, age 44, is Chief Executive Officer and President of CB&T and Executive Vice President and Secretary of Chemical. He joined CB&T as Vice President on November 20, 1989. Mr. Ramaker became President of Chemical Bank Key State, a wholly owned subsidiary of Chemical in October 1993. Mr. Ramaker became President and member of the Board of Directors of CB&T in September 1996 and Executive Vice President and Secretary to the Board of Chemical and Chief Executive Officer of CB&T on January 1, 1997. Mr. Ramaker has served as a director of Chemical Bank Key State since October 1993. Mr. Ramaker was appointed to the following Boards of Directors of wholly owned subsidiaries of Chemical in December 1996: Chemical Bank Montcalm, Chemical Bank Central (also Chairman), Chemical Bank North (also Chairman), and Chemical Bank West (also Chairman). During 1998, Mr. Ramaker was appointed Chairman of the Board of Directors of Chemical Bank Montcalm and of Chemical Bank Bay Area, wholly owned subsidiaries of Chemical. Mr. Ramaker is a member of the Executive Management Committee of Chemical. During 1999, Mr. Ramaker was appointed a director of CFC Data Corp.

PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters.

The information under the heading "Stock Price Ranges and Cash Dividends Per Share" on page 14 of the registrant's Annual Report to Shareholders for the year ended December 31, 1999, is here incorporated by reference.

Item 6.   Selected Financial Data.

The information under the caption "Financial Highlights" on page 1 and the sub-heading "Financial Highlights" of "Management's Discussion and Analysis" on pages 32 through 34 of the registrant's Annual Report to Shareholders for the year ended December 31, 1999, is here incorporated by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information under the heading "Management's Discussion and Analysis" on pages 32 through 47 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 1999, is here incorporated by reference.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

The information under the heading "Liquidity and Interest Sensitivity" on pages 42 through 45 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 1999, is here incorporated by reference.

Item 8.   Financial Statements and Supplementary Data.

The financial statements, notes, and independent auditors' report on pages 15 through 31 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 1999, is here incorporated by reference.

The information under the caption "Selected Quarterly Financial Information (Unaudited)" on page 14 of the registrant's Annual Report to Shareholders for the year ended December 31, 1999, is here incorporated by reference.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

The information set forth under the captions "Nominees for Election to Serve Until the Annual Meeting of Shareholders in 2001" on pages 3 and 4 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 17 in the registrant's definitive Proxy Statement for its April 17, 2000 annual meeting of shareholders is here incorporated by reference.

Item 11.   Executive Compensation.

The information set forth under the caption "Compensation of Executive Officers and Directors" on pages 8 through 13 in the registrant's definitive Proxy Statement for its April 17, 2000 annual meeting of shareholders is here incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the caption "Voting Securities" on pages 5 through 7 in the registrant's definitive Proxy Statement for its April 17, 2000 annual meeting of shareholders is here incorporated by reference.

Item 13.   Certain Relationships and Related Transactions.

The information set forth under the caption "Certain Relationships and Related Transactions" on page 17 in the registrant's definitive Proxy Statement for its April 17, 2000 annual meeting of shareholders is here incorporated by reference.

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

              (a)             (1)              Financial Statements. The following financial statements and independent auditors' report of Chemical Financial Corporation and its subsidiaries are filed as part of this report:

Consolidated Statements of Financial Position-December 31, 1999 and 1998
Consolidated Statements of Income for each of the three years in the period ended December 31, 1999
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999
Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 1999
Notes to Consolidated Financial Statements
Report of Independent Auditors dated January 21, 2000

The financial statements, the notes to financial statements, and the independent auditors' report listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1999.
(2)	Financial Statement Schedules. None

(3)	Exhibits. The following exhibits are filed as part of this report:

Number	Exhibit

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission on March 22, 1999. Here incorporated by reference.

4	Long-Term Debt. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant's total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term debt to the Securities and Exchange Commission upon request.

10.1	Chemical Financial Corporation Stock Incentive Plan of 1997.* Previously filed as Appendix A to the registrant's Definitive Proxy Statement with respect to its Annual Meeting of Shareholders held on April 21, 1997. Here incorporated by reference.

10.2	Amended Award and Stock Option Plan of 1987.* Previously filed as Exhibit 10(a) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Commission on March 24, 1994. Here incorporated by reference.

10.3	Plan for Deferral of Directors' Fees.*

Number	Exhibit

10.4	Chemical Financial Corporation Supplemental Pension Plan.* Previously filed as Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission on March 22, 1999. Here incorporated by reference.

10.5	Retirement Agreement.*

11	Statement Regarding Computation of Per Share Earnings.

13	1999 Annual Report to Shareholders.

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors.

27	Financial Data Schedule for the Year Ended December 31, 1999.

99.1	Chemical Financial Corporation 401(k) Savings Plan Financial Statements, Notes and Schedules.

99.2	Chemical Financial Corporation 1992 Stock Purchase Plan for Subsidiary Directors Financial Statements and Notes.

99.3	Chemical Financial Corporation 1998 Stock Purchase Plan for Subsidiary Directors Financial Statements and Notes.

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

CHEMICAL FINANCIAL CORPORATION

March 22, 2000	s/ Aloysius J. Oliver Aloysius J. Oliver President and Chief Executive Officer

March 22, 2000	s/ Lori A. Gwizdala Lori A. Gwizdala Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 22, 2000	s/ Aloysius J. Oliver Aloysius J. Oliver President and Chief Executive Officer and Director (Principal Executive Officer)

March 22, 2000	s/ James A. Currie James A. Currie Director

March ___, 2000	Michael L. Dow Director

March 22, 2000	s/ Lori A. Gwizdala Lori A. Gwizdala Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

March 22, 2000	s/ Terence F. Moore Terence F. Moore Director

March 22, 2000	s/ Alan W. Ott Chairman of the Board and Director

March 22, 2000	s/ Frank P. Popoff Frank P. Popoff Director

March 22, 2000	s/ Lawrence A. Reed Lawrence A. Reed Director

March 22, 2000	s/ William S. Stavropoulos William S. Stavropoulos Director

EXHIBIT INDEX

Number	Exhibit

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission on March 22, 1999. Here incorporated by reference.

4	Long-Term Debt. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant's total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term debt to the Securities and Exchange Commission upon request.

10.1	Chemical Financial Corporation Stock Incentive Plan of 1997.* Previously filed as Appendix A to the registrant's Definitive Proxy Statement with respect to its Annual Meeting of Shareholders held on April 21, 1997. Here incorporated by reference.

10.2	Amended Award and Stock Option Plan of 1987.* Previously filed as Exhibit 10(a) to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Commission on March 24, 1994. Here incorporated by reference.

10.3	Plan for Deferral of Directors' Fees.*

10.4	Chemical Financial Corporation Supplemental Pension Plan.* Previously filed as Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission on March 22, 1999. Here incorporated by reference.

10.5	Retirement Agreement.*

11	Statement Regarding Computation of Per Share Earnings.

13	1999 Annual Report to Shareholders.

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors.

27	Financial Data Schedule for the Year Ended December 31, 1999.

99.1	Chemical Financial Corporation 401(k) Savings Plan Financial Statements, Notes and Schedules.

99.2	Chemical Financial Corporation 1992 Stock Purchase Plan for Subsidiary Directors Financial Statements and Notes.

99.3	Chemical Financial Corporation 1998 Stock Purchase Plan for Subsidiary Directors Financial Statements and Notes.