Form 10-Q
period 2000-03-31
CHEMICAL FINANCIAL CORP
filed 2000-05-12
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000, OR

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes      X         No ________

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of April 21, 2000, was 14,028,250 shares.

INDEX

CHEMICAL FINANCIAL CORPORATION
FORM 10-Q

		Page

FORWARD-LOOKING STATEMENTS		3

PART I.	FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited, except Consolidated
	Statement of Financial Position as of December 31, 1999)

	Consolidated Statement of Income for the Three Months Ended
	March 31, 2000 and March 31, 1999	4

	Consolidated Statement of Financial Position as of March 31, 2000,
	December 31, 1999 and March 31, 1999	5

	Consolidated Statement of Cash Flows for the Three Months Ended
	March 31, 2000 and March 31, 1999	6

	Notes to Consolidated Financial Statements	7-12

Item 2. Management's Discussion and Analysis of Financial Condition and
	Results of Operations	13-18

Item 3. Quantitative and Qualitative Disclosures About Market Risk		19

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	20

SIGNATURES		21

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipates," "believes," "estimates," "judgment," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (Risk Factors) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

Risk Factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national economy. These are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Income (Unaudited)

	Three Months Ended
	March 31
	2000	1999
	(In thousands, except per share amount)
INTEREST INCOME
Interest and fees on loans	$ 19,792	$ 18,132
Interest on investment securities:
Taxable	9,599	10,350
Tax-exempt	465	497
Total interest on securities	10,064	10,847
Interest on federal funds sold	1,331	1,011
Interest on deposits with unaffiliated banks	68	33
TOTAL INTEREST INCOME	31,255	30,023
INTEREST EXPENSE
Interest on deposits	11,982	11,259
Interest on short-term borrowings	517	398
Interest on long-term debt	3	115
TOTAL INTEREST EXPENSE	12,502	11,772
NET INTEREST INCOME	18,753	18,251
Provision for loan losses	66	175
NET INTEREST INCOME after provision for
loan losses	18,687	18,076
NONINTEREST INCOME
Trust services revenue	983	888
Service charges on deposit accounts	1,525	1,328
Other charges and fees for customer services	1,304	1,225
Gains on sales of loans	50	245
Investment securities gains	61
Other	140	421
TOTAL NONINTEREST INCOME	4,063	4,107
OPERATING EXPENSES
Salaries, wages and employee benefits	7,691	7,466
Occupancy	1,203	1,220
Equipment	969	879
Other	2,919	2,963
TOTAL OPERATING EXPENSES	12,782	12,528
INCOME BEFORE INCOME TAXES	9,968	9,655
Federal income taxes	3,172	3,184
NET INCOME	$ 6,796	$ 6,471

NET INCOME PER SHARE
Basic	$ .48	$ .46
Diluted	$ .48	$ .45

CASH DIVIDENDS PER SHARE	$ .22	$ .20

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Financial Position

	March 31,	December 31,	March 31,
	2000	1999	1999
	(Unaudited)		(Unaudited)
		(in thousands)
ASSETS
Cash and demand deposits due from banks	$ 71,833	$ 98,827	$ 81,648
Federal funds sold	105,420	73,960	83,120
Interest bearing deposits with unaffiliated banks	27	11
Investment securities:
Available for sale (at estimated market value)	478,853	428,040	496,892
Held to maturity (estimated market value-$246,924 at 3/31/00, $241,775 at 12/31/99, $291,815 at 3/31/99)	249,091	243,413	289,446
Total investment securities	727,944	671,453	786,338
Loans:
Commercial and agricultural	152,591	157,721	145,210
Real estate construction	30,229	34,510	31,211
Real estate commercial	124,187	120,990	98,059
Real estate residential	463,031	457,018	438,058
Consumer	236,882	238,778	206,119
Total loans	1,006,920	1,009,017	918,657
Less: Allowance for loan losses	18,209	18,190	18,217
Net loans	988,711	990,827	900,440
Premises and equipment	22,057	21,570	19,890
Accrued income	15,945	14,935	15,158
Other assets	20,627	18,793	14,119
TOTAL ASSETS	$ 1,952,564	$ 1,890,376	$ 1,900,713

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$ 268,259	$ 258,061	$ 242,635
Interest-bearing	1,361,399	1,303,641	1,336,225
Total deposits	1,629,658	1,561,702	1,578,860
Short-term borrowings:
Treasury tax and loan notes payable to the U.S. Treasury	2,658	11,832	7,772
Securities sold under agreements to repurchase	47,449	50,061	41,880
Total short-term borrowings	50,107	61,893	49,652
Interest payable and other liabilities	20,934	17,000	20,620
Long-term debt	200	200	8,000
Total liabilities	1,700,899	1,640,795	1,657,132
Shareholders' equity:
Common stock, $1 par value:
Authorized - 18,000,000 shares
Issued - 14,068,772 shares, 13,423,700 shares,
and 13,485,026 shares, respectively	14,069	13,424	13,485
Surplus	198,383	180,864	183,762
Retained earnings	41,818	57,286	44,527
Accumulated other comprehensive income	(2,605)	(1,993)	1,807
Total shareholders' equity	251,665	249,581	243,581
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$ 1,952,564	$ 1,890,376	$ 1,900,713

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended
	March 31
	2000	1999
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 6,796	$ 6,471
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	66	175
Gains on sales of loans	(50)	(245)
Investment securities gains	(61)
Provision for depreciation and amortization	965	925
Gain on sale of branch office land		(236)
Net amortization of investment securities	212	174
Net increase in accrued income and other assets	(855)	(2,867)
Net increase in interest payable and other liabilities	4,145	5,588
Net Cash Provided by Operating Activities	11,218	9,985

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash and cash equivalents assumed in acquisition of branch offices	22,802
Net (increase) decrease in interest-bearing deposits with unaffiliated banks	(16)	5,000
Proceeds from maturities of securities available for sale	64,541	108,134
Proceeds from sales of securities available for sale	20,714
Purchases of securities available for sale	(131,504)	(117,995)
Proceeds from maturities of securities held to maturity	31,949	4,520
Purchases of securities held to maturity	(43,285)	(53,286)
Proceeds from sales of loans	2,915	16,733
Net loan originations, excluding sales	(1,008)	(37,076)
Proceeds from sale of branch office land		276
Purchases of premises and equipment	(830)	(444)
Net Cash Used in Investing Activities	(33,722)	(74,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts and
savings accounts	18,138	(15,331)
Net increase in certificates of deposit and other time deposits	24,933	39,920
Net decrease in short-term borrowings	(11,786)	(3,598)
Cash dividends paid	(3,098)	(2,835)
Proceeds from stock purchase plan	67	65
Proceeds from exercise of stock options	154	64
Repurchases of common stock	(1,438)	(997)
Net Cash Provided by Financing Activities	26,970	17,288

Net Increase (Decrease) in Cash and
Cash Equivalents	4,466	(46,865)
Cash and cash equivalents at beginning of year	172,787	211,633
Cash and Cash Equivalents at End of Period	$ 177,253	$ 164,768

Supplemental disclosures of cash flow information:
Interest paid on deposits, short-term borrowings and long-term debt	$ 12,144	$ 11,585
Federal income taxes paid		235

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2000

NOTE A: BASIS OF PRESENTATION The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (the Corporation) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1999.

Certain prior year amounts have been reclassified to place them on a basis comparable with the current periods' financial statements.

Earnings Per Share

All earnings per share amounts have been presented to conform to the requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic earnings per share excludes any dilutive effect of stock options. Basic earnings per share for the Corporation is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the Corporation is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the dilutive effect of outstanding employee stock options.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2000

Earnings Per Share (Continued)

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per share computations:

	Three Months Ended
	March 31
	2000	1999
	(In thousands)
Numerator for both basic and
diluted earnings per share, net income	$ 6,796	$ 6,471

Denominator for basic earnings per share,
average outstanding common shares	14,088	14,175

Potential dilutive shares resulting from
employee stock option plans	67	130
Denominator for diluted earnings per share	14,155	14,305

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2000

Comprehensive Income

The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 2000 and 1999 are as follows (in thousands of dollars):
	Three Months Ended
	March 31
	2000	1999
Net income	$ 6,796	$ 6,471
Change in unrealized net losses
on investment securities
available for sale	(612)	(1,260)
Comprehensive income	$ 6,184	$ 5,211

The components of accumulated other comprehensive income (loss), net of related tax, at March 31, 2000, December 31, 1999 and March 31, 1999 are as follows (in thousands of dollars):

	March 31,	December 31,	March 31,
	2000	1999	1999

Unrealized net gains (losses) on investment
securities available for sale	$ (2,605)	$ (1,993)	$ 1,807
Accumulated other comprehensive income (loss)	$ (2,605)	$ (1,993)	$ 1,807

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2000

Operating Segment

Under the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, it is management's opinion that the Corporation operates in a single operating segment - commercial banking. The Corporation is a bank holding company that operates ten commercial banks and a data processing company, each as a separate subsidiary of the Corporation. All ten of the Corporation's commercial bank subsidiaries operate as community banks and offer a full range of commercial banking and fiduciary products and services to the residents and business customers in their geographical market areas. The products and services offered by the commercial bank subsidiaries are consistent throughout the Corporation, as generally is the pricing of these products and services. Each of the Corporation's commercial bank subsidiaries operates in a separate geographical area within the state of Michigan. The geographical area served by each of these subsidiaries is generally the twenty-five mile radius surrounding its headquarters. All marketing of products and services throughout the Corporation's ten subsidiary banks is uniform, as many of the markets served by these subsidiaries overlap. The distribution of products and services is uniform throughout the Corporation's commercial bank subsidiaries and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products. All ten commercial bank subsidiaries are state chartered commercial banks and operate under the same banking regulations. The data processing subsidiary primarily performs data processing functions for the Corporation's ten commercial bank subsidiaries.

Other

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), was issued in June 1998. SFAS 133 was amended by SFAS 137, in July 1999, to delay its effective date. SFAS 133 is effective for the Corporation on January 1, 2001. SFAS 133 standardizes the accounting for derivative instruments by requiring the recognition of those items as assets or liabilities in the statement of financial position and measuring them at fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 is currently expected to have no effect on the financial position, liquidity or results of operations of the Corporation. As of March 31, 2000, the Corporation held no derivative financial instruments.

The Corporation paid a 5% stock dividend on January 21, 2000. All per share amounts included in this report have been adjusted for this stock dividend.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2000

NOTE B: LOANS AND NONPERFORMING ASSETS The following summarizes loans and nonperforming assets at the dates indicated (in thousands of dollars):
	March 31,	December 31,	March 31,
	2000	1999	1999
Loans:
Commercial	$ 152,591	$ 157,721	$ 145,210
Real estate construction	30,229	34,510	31,211
Real estate commercial	124,187	120,990	98,059
Real estate residential	463,031	457,018	438,058
Consumer	236,882	238,778	206,119
Total Loans	$1,006,920	$1,009,017	$ 918,657

Nonperforming assets:
Nonaccrual loans	$ 1,612	$ 1,937	$ 1,670
Loans 90 days or more past due and
still accruing interest	572	614	441
Restructured loans	23	821	835
Total nonperforming loans	2,207	3,372	2,946
Other real estate owned (1)	425	436	394
Total nonperforming assets	$ 2,632	$ 3,808	$ 3,340

(1)	Other real estate owned includes properties acquired through foreclosure and by acceptance of a deed in lieu of foreclosure, and other property held for sale.

NOTE C: ALLOWANCE FOR LOAN LOSSES    The following summarizes the changes in the allowance for loan losses (in thousands of dollars):
	Three Months Ended
	March 31
	2000	1999
Allowance for Loan Losses
Balance as of January 1	$ 18,190	$ 18,071
Provision for loan losses	66	175

Gross loans charged-off	(105)	(84)
Gross recoveries of loans previously charged-off	58	55
Net loans charged-off	(47)	(29)

Balance at March 31	$ 18,209	$ 18,217

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2000

NOTE D: ACQUISITIONS

On July 9, 1999, Chemical Bank Bay Area (Bay Area), a wholly owned bank subsidiary of the Corporation headquartered in Bay City, Michigan, acquired branch bank offices in Linwood and Standish, Michigan from National City Bank of Michigan/Illinois. The two branch bank offices had approximately $27 million of deposits as of that date. The transaction was accounted for by the purchase method of accounting. The amount of the purchase price assigned to core deposit intangibles was $2.4 million. Bay Area continues to operate the office acquired in Linwood, Michigan, while the banking operations of the office acquired in Standish were consolidated with Bay Area's existing branch bank office located at 220 South Main Street in Standish.

On March 24, 2000, Chemical Bank Central, a wholly owned bank subsidiary of the Corporation headquartered in Big Rapids, Michigan, acquired a branch bank office in Evart, Michigan from Old Kent Bank Michigan. The branch bank office had approximately $15 million of deposits as of that date. The transaction was accounted for by the purchase method of accounting. The amount of the purchase price assigned to core deposit intangibles was $915,000.

On March 24, 2000, Chemical Bank Key State, a wholly owned bank subsidiary of the Corporation headquartered in Owosso, Michigan, acquired a branch bank office in Morrice, Michigan from Old Kent Bank Michigan. The branch bank office had approximately $10 million of deposits as of that date. The transaction was accounted for by the purchase method of accounting. The amount of the purchase price assigned to core deposit intangibles was $772,000.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

SUMMARY

The Corporation's net income was $6,796,000 in the first quarter of 2000, compared to net income of $6,471,000 during the first quarter of 1999. Earnings per share in the first quarter of 2000 were $.48, compared to earnings per share of $.45 in the first quarter of 1999.

The increase in net income during the first quarter of 2000, compared to the first quarter of 1999, was principally the result of an increase in net interest income and a decrease in the provision for loan losses. These factors were partially offset by a minimal decrease in noninterest income and a modest increase in operating expenses.

Return on average assets in the first quarter of 2000 was 1.43%, compared to 1.40% during the first quarter of 1999. Return on average equity for the first quarter of 2000 and the first quarter of 1999 was 10.8% and 10.9%, respectively.

Total assets were $1.953 billion as of March 31, 2000, up $62 million, or 3.3%, from total assets of $1.89 billion as of December 31, 1999, and up $52 million, or 2.7%, from total assets of $1.901 billion as of March 31, 1999.

Total loans decreased $2 million, or .2%, from December 31, 1999, and increased $88 million, or 9.6%, from March 31, 1999 to $1.007 billion as of March 31, 2000. The Corporation experienced an increase in real estate mortgage loans and a decrease in commercial and consumer loans from December 31, 1999 to March 31, 2000. The Corporation experienced an increase from March 31, 1999 to March 31, 2000 in commercial, real estate mortgage and consumer loans.

Shareholders' equity increased $8.1 million, or 3.3%, from March 31, 1999, to $251.7 million as of March 31, 2000, or $17.89 per share, representing 12.9% of total assets. The increase was primarily attributable to retained net income.

RESULTS OF OPERATIONS

Net Interest Income

The increase in net interest income was due to a favorable change in the asset mix and an overall increase in interest-earning assets in the first quarter of 2000, compared to the first quarter of 1999.

Average loans increased $98.6 million, or 10.9%, while average interest-earning assets increased $46 million, or 2.6%, in the first quarter of 2000, compared to the first quarter of 1999. Higher yields on loans and investment securities were offset by an increase in the cost of interest-bearing deposits, resulting in a slight decrease in the net interest margin to 4.27% in the first quarter of 2000 from 4.29% in the first quarter of 1999.

Noninterest Income

Noninterest income decreased $44,000, or 1.1%, in the first quarter of 2000 compared to the first quarter of 1999. The decrease was attributable to noninterest income in the first quarter of 1999 including a nonrecurring $236,000 gain on the sale of land owned by the Corporation's lead subsidiary bank, Chemical Bank and Trust Company. In addition, gains realized on the sales of residential mortgage loans in the secondary market were $195,000 lower in the first quarter of 2000, which resulted from the significant decline in the refinancing activity of residential mortgage loans. These reductions were partially offset by increases in trust services revenue, service charges on deposit accounts, other fees for customer services and investment securities gains. Trust services revenue increased $95,000, or 10.7%, from increased fees resulting from an increase in the market value of trust assets and new business. Service charges on deposit accounts increased $197,000, or 14.8%, in the first quarter of 2000 compared to the first quarter of 1999, primarily due to an increase in the fees assessed. Other charges and fees for customer services increased $79,000, or 6.4%, in the first quarter of 2000 compared to the first quarter of 1999.

Provision for Loan Losses

The provision for loan losses reflects management's judgment of changing economic conditions, as well as increases and other changes in the subsidiary banks' loan portfolios. It is management's policy to control loan quality through a carefully structured review of loan requests. The provision for loan losses was $66,000 in the first quarter of 2000 and $175,000 in the first quarter of 1999. Net loan losses were $47,000 in the first quarter of 2000 and $29,000 in the first quarter of 1999. In assessing the adequacy of the allowance for loan losses (the Allowance), management believes that its historical experience confirms, in principle, its judgment in what is essentially a subjective decision. Based upon historical experience and a constant and consistent evaluation of risks in the loan portfolios, management believes that the Allowance is adequate.

Operating Expenses

The Corporation continued its cost control measures. Total operating expenses increased $254,000, or 2%, in the first quarter of 2000 compared to the first quarter of 1999. Salaries, wages and employee benefits increased $225,000, or 3%, in the first quarter of 2000 compared to the first quarter of 1999. Occupancy and equipment expense, combined, increased $73,000, or 3.5%, in the first quarter of 2000 compared to the first quarter of 1999. Other operating expenses decreased

$44,000, or 1.5%, during the first quarter of 2000 compared to the first quarter of 1999.

Income Tax Expense

The Corporation's effective federal income tax rate was 31.8%, during the three months ended March 31, 2000 compared to 33% during the three months ended March 31, 1999. The Corporation is subject to the federal statutory income tax rate of 35%. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate primarily is a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses.

BALANCE SHEET CHANGES

Asset and Deposit Changes

Total assets increased $62 million, or 3.3%, from December 31, 1999 and increased $52 million, or 2.7%, from March 31, 1999 to $1.95 billion as of March 31, 2000. Total deposits increased $68 million, or 4.4%, from December 31, 1999 and increased $51 million, or 3.2%, from March 31, 1999 to $1.63 billion as of March 31, 2000. The growth in total assets and deposits during the twelve months ended March 31, 2000 resulted primarily from the acquisition of four branch banking offices.

Loans

The Corporation's philosophy is such that it will neither compromise on loan quality nor make loans outside its banking markets to increase its loan portfolio. The Corporation does not purchase participation loans, which is a method utilized by many financial institutions to increase the size of their loan portfolios.

Total loans as of March 31, 2000 were $1.007 billion, compared to $919 million as of March 31, 1999 and $1.009 billion as of December 31, 1999.

Commercial loans increased $7.4 million, or 5.1%, from March 31, 1999, and decreased $5.1 million, or 3.3%, from December 31, 1999 to $152.6 million as of March 31, 2000. The growth in commercial loans during the twelve months ended March 31, 2000 was achieved through an increased sales effort by the Corporation to increase commercial loans. The decline in commercial loans during the three months ended March 31, 2000 was the result of the payoff of one large commercial loan. Commercial loans represented 15.2%, 15.6% and 15.8% of the Corporation's loan portfolio as of March 31, 2000, December 31, 1999 and March 31, 1999, respectively.

Real estate construction loans decreased $4.3 million, or 12.4%, from December 31, 1999 and $1 million, or 3.1%, from March 31, 1999 to $30.2 million as of March 31, 2000. Real estate construction loans represented 3%, 3.4% and 3.4% of the Corporation's loan portfolio as of March

31, 2000, December 31, 1999 and March 31, 1999, respectively. Commercial real estate loans increased $3.2 million, or 2.6%, from December 31, 1999 and $26.1 million, or 26.6%, from March 31, 1999 to $124.2 million as of March 31, 2000. Commercial real estate loans represented 12.3%, 12%, and 10.7% of the Corporation's loan portfolio as of March 31, 2000, December 31, 1999 and March 31, 1999, respectively. Residential real estate loans increased $6 million, or 1.3%, from December 31, 1999 and $25 million, or 5.7%, from March 31, 1999 to $463 million as of March 31, 2000. Residential real estate loans represented 46%, 45.3% and 47.7% of the Corporation's loan portfolio as of March 31, 2000, December 31, 1999 and March 31, 1999, respectively.

Consumer loans decreased $1.9 million, or .8%, from December 31, 1999, and increased $30.8 million, or 14.9%, from March 31, 1999 to $236.9 million as of March 31, 2000. The increase from March 31, 1999 was the result of the Corporation's 1999 consumer loan promotion. This consumer loan promotion offered loans with an annual percentage rate of 6.90% and a maximum term of 60 months. Consumer loans represented 23.5%, 23.7% and 22.4% of total loans as of March 31, 2000, December 31, 1999 and March 31, 1999, respectively.

The Corporation's total loan to deposit ratio as of March 31, 2000, December 31, 1999 and March 31, 1999 was 61.8%, 64.6% and 58.2%, respectively. Net loan losses during the three months ended March 31, 2000 were $47,000, compared to $29,000 during the three months ended March 31, 1999.

Nonperforming loans consist of loans which are past due for principal or interest payments by 90 days or more and are still accruing interest, loans for which the accrual of interest has been discontinued, and other loans which have been restructured to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $2.2 million as of March 31, 2000, $3.4 million as of December 31, 1999 and $2.9 million as of March 31, 1999, and represented .22%, .33% and .32% of total loans, respectively.

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

The Corporation measures impairment on all large balance nonaccrual commercial and commercial real estate loans. The Corporation had no impaired loans as of March 31, 2000 and March 31, 1999. Impaired loans totaled $445,000 as of December 31, 1999. No impairment valuation allowance was deemed required on the impaired loan as of that date. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans, and residential real estate loans.

The allowance for loan losses at March 31, 2000 was $18,209,000 and represented 1.81% of total loans, compared to $18,190,000, or 1.80% of total loans, at December 31, 1999 and $18,217,000, or 1.98% of total loans, at March 31, 1999.

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

Capital Resources

As of March 31, 2000, shareholders' equity was $251.7 million, compared to $249.6 million as of December 31, 1999 and $243.6 million as of March 31, 1999, resulting in an increase of $2.1 million, or .8%, from December 31, 1999 and $8.1 million, or 3.3%, from March 31, 1999. Shareholders' equity as a percentage of total assets was 12.9% as of March 31, 2000, 13.2% as of December 31, 1999 and 12.8% as of March 31, 1999.

A statement of changes in shareholders' equity covering the three-month periods ended March 31, 2000 and March 31, 1999 follows (in thousands of dollars):
	Three Months Ended
	March 31
	2000	1999
Total shareholders' equity as of January 1	$ 249,581	$ 241,839
Comprehensive income:
Net income	6,796	6,471
Change in unrealized net losses on securities
available for sale	(612)	(1,260)
Total comprehensive income	6,184	5,211
Cash dividends paid	(3,098)	(2,835)
Shares issued upon exercise of employee stock options	154	64
Shares issued from director stock purchase plan	282	299
Repurchases of shares	(1,438)	(997)
Total shareholders' equity as of end of period	$ 251,665	$ 243,581

The following table represents the Corporation's regulatory capital ratios as of March 31, 2000:

		Tier 1	Total
		Risk-Based	Risk-Based
	Leverage	Capital	Capital

Chemical Financial Corporation-actual ratio	12.9%	26.1%	27.4%
Regulatory minimum ratio	3.0	4.0	8.0
Ratio considered "well capitalized" by
regulatory agencies	5.0	6.0	10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at March 31, 2000 are high due to the Corporation holding $308 million in investment securities and other assets which are assigned a 0% risk rating, $593 million in assets, primarily investment securities, which are assigned a 20% risk rating and $499 million in residential real estate mortgages and other assets which are assigned a 50% risk rating. These three risk ratings (0%, 20% and 50%) represent 70% of the Corporation's total risk-based assets (including off-balance sheet items) as of March 31, 2000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained under the caption "Liquidity and Interest Sensitivity" on pages 42 through 45 (inclusive) of the Corporation's Annual Report to Shareholders for the year ended December 31, 1999 is here incorporated by reference. Such Annual Report was previously filed as Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

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

The Corporation's market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships are primarily determined by market factors which are beyond the Corporation's control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned "Forward-Looking Statements" in this report for a discussion of the limitations on the Corporation's responsibility for such statements. In this discussion, "near term" means a period of one year following the date of the most recent statement of financial position contained in this report.

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
CHEMICAL FINANCIAL CORPORATION

Date: May 11, 2000	By /s/ Aloysius J. Oliver Aloysius J. Oliver Chief Executive Officer and President (Principal Executive Officer)

Date: May 11, 2000	By /s/ Lori A. Gwizdala Lori A. Gwizdala Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998. Here incorporated by reference.

27	Financial Data Schedule.