Form 10-Q
period 2000-06-30
CHEMICAL FINANCIAL CORP
filed 2000-08-10
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000, OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number:  0-8185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

333 East Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

(517) 839-5350 (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes    X      No

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of July 21, 2000, was 14,002,353 shares.

INDEX

CHEMICAL FINANCIAL CORPORATION
FORM 10-Q

		Page
FORWARD-LOOKING STATEMENTS		3

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 1999)

	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2000 and June 30, 1999	4

	Consolidated Statement of Financial Position as of June 30, 2000, December 31, 1999 and June 30, 1999	5

	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2000 and June 30, 1999	6

	Notes to Consolidated Financial Statements	7-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 6.	Exhibits and Reports on Form 8-K	22

SIGNATURES		23

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
	(In thousands, except per share amounts)
INTEREST INCOME
Interest and fees on loans	$ 20,638	$ 18,876	$ 40,430	$ 37,008
Interest on investment securities:
Taxable	10,182	10,338	19,781	20,688
Tax-exempt	473	473	938	970
Total interest on securities	10,655	10,811	20,719	21,658
Interest on federal funds sold	1,163	680	2,494	1,691
Interest on deposits with unaffiliated banks		18	68	51
TOTAL INTEREST INCOME	32,456	30,385	63,711	60,408
INTEREST EXPENSE
Interest on deposits	12,451	11,194	24,433	22,453
Interest on short-term borrowings	663	361	1,180	759
Interest on long-term debt	3	116	6	231
TOTAL INTEREST EXPENSE	13,117	11,671	25,619	23,443
NET INTEREST INCOME	19,339	18,714	38,092	36,965
Provision for loan losses	74		140	175
NET INTEREST INCOME after provision for
loan losses	19,265	18,714	37,952	36,790
NONINTEREST INCOME
Trust services revenue	1,159	1,050	2,142	1,938
Service charges on deposit accounts	1,642	1,411	3,167	2,739
Other charges and fees for customer services	1,379	1,125	2,683	2,350
Gains on sales of loans	62	148	112	393
Investment securities gains	50	15	111	15
Other	125	176	265	597
TOTAL NONINTEREST INCOME	4,417	3,925	8,480	8,032
OPERATING EXPENSES
Salaries, wages and employee benefits	7,758	7,514	15,449	14,980
Occupancy	1,134	1,145	2,337	2,365
Equipment	966	951	1,935	1,830
Other	3,134	3,037	6,053	6,000
TOTAL OPERATING EXPENSES	12,992	12,647	25,774	25,175
INCOME BEFORE INCOME TAXES	10,690	9,992	20,658	19,647
Federal income taxes	3,528	3,298	6,700	6,482
NET INCOME	$ 7,162	$ 6,694	$ 13,958	$ 13,165

NET INCOME PER SHARE (Basic)	$ .51	$ .47	$ .99	$ .93
(Diluted)	$ .51	$ .47	$ .99	$ .92

Cash dividends per share	$ .22	$ .20	$ .44	$ .40

    See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Financial Position

	June 30, 2000	December 31, 1999	June 30, 1999
	(Unaudited)		(Unaudited)
		(in thousands)
ASSETS
Cash and demand deposits due from banks	$ 81,081	$ 98,827	$ 81,468
Federal funds sold	61,350	73,960	51,760
Interest bearing deposits with unaffiliated banks	23	11	5,000
Investment securities:
Available for sale (at estimated market value)	449,848	428,040	449,858
Held to maturity (estimated market value-$253,268 at 6/30/00, $241,775 at 12/31/99, $273,649 at 6/30/99)	254,953	243,413	273,360
Total investment securities	704,801	671,453	723,218
Loans:
Commercial and agricultural	156,382	157,721	148,625
Real estate construction	31,902	34,510	27,278
Real estate commercial	131,003	120,990	109,319
Real estate residential	477,997	457,018	448,608
Consumer	244,365	238,778	237,542
Total loans	1,041,649	1,009,017	971,372
Less: Allowance for loan losses	18,225	18,190	18,134
Net loans	1,023,424	990,827	953,238
Premises and equipment	22,453	21,570	20,243
Accrued income	16,026	14,935	15,475
Other assets	23,220	18,793	14,742
TOTAL ASSETS	$ 1,932,378	$ 1,890,376	$ 1,865,144

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$ 280,322	$ 258,061	$ 263,390
Interest-bearing	1,308,558	1,303,641	1,277,708
Total deposits	1,588,880	1,561,702	1,541,098
Short-term borrowings:
Treasury tax and loan notes payable to the U.S. Treasury	10,067	11,832	10,094
Securities sold under agreements to repurchase	58,129	50,061	43,763
Total short-term borrowings	68,196	61,893	53,857
Interest payable and other liabilities	20,222	17,000	17,305
Long-term debt	185	200	8,000
Total liabilities	1,677,483	1,640,795	1,620,260
Shareholders' equity:
Common stock, $1 par value:
Authorized - 18,000,000 shares
Issued - 14,011,766 shares, 13,423,700 shares,
and 13,471,680 shares, respectively	14,012	13,424	13,472
Surplus	197,009	180,864	182,918
Retained earnings	45,897	57,286	48,392
Accumulated other comprehensive income	(2,023)	(1,993)	102
Total shareholders' equity	254,895	249,581	244,884
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$ 1,932,378	$ 1,890,376	$ 1,865,144

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30
	2000	1999
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 13,958	$ 13,165
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	140	175
Gains on sales of loans	(112)	(393)
Investment securities gains	(110)
Provision for depreciation and amortization	1,971	1,841
Gain on sale of branch office land		(236)
Net amortization of investment securities	237	785
Net increase in accrued income and other assets	(4,004)	(2,936)
Net increase in interest payable and other liabilities	3,116	2,202
Net Cash Provided by Operating Activities	15,196	14,603

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash and cash equivalents assumed in acquisition of branch offices	22,802
Net increase in interest-bearing deposits with unaffiliated banks	(12)
Proceeds from maturities of securities available for sale	129,136	175,994
Proceeds from sales of securities available for sale	20,918	228
Purchases of securities available for sale	(166,293)	(142,006)
Proceeds from maturities of securities held to maturity	74,006	42,263
Purchases of securities held to maturity	(91,288)	(75,222)
Proceeds from sales of loans	6,934	29,093
Net loan originations, excluding sales	(39,899)	(102,237)
Proceeds from sale of branch office land		276
Purchases of premises and equipment	(1,689)	(1,513)
Net Cash Used in Investing Activities	(45,385)	(73,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts and
savings accounts	(12,740)	(6,687)
Net increase (decrease) in certificates of deposit and other time deposits	15,033	(6,486)
Net increase in short-term borrowings	6,303	607
Principle payments on long-term debt	(15)
Cash dividends paid	(6,182)	(5,664)
Proceeds from stock purchase plan	148	136
Proceeds from exercise of stock options	161	121
Repurchases of common stock	(2,875)	(1,911)
Net Cash Used In Financing Activities	(167)	(19,884)

Net Decrease in Cash and Cash Equivalents	(30,356)	(78,405)
Cash and cash equivalents at beginning of year	172,787	211,633
Cash and Cash Equivalents at End of Period	$ 142,431	$ 133,228

Supplemental disclosures of cash flow information:
Interest paid on deposits, short-term borrowings and long-term debt	$ 25,534	$ 24,508
Federal income taxes paid	6,896	6,580

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2000

NOTE A: BASIS OF PRESENTATION The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (the Corporation) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

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

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2000

Earnings Per Share (Continued)

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per share computations:

	Three Months Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
	(In thousands)
Numerator for both basic and diluted earnings
per share, net income	$ 7,162	$ 6,694	$ 13,958	$ 13,165

Denominator for basic earnings per share,
average outstanding common shares	14,028	14,151	14,058	14,164
Potential dilutive shares resulting from
employee stock option plans	62	122	65	126
Denominator for diluted earnings per share	14,090	14,273	14,123	14,290

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2000

Comprehensive Income

The components of comprehensive income, net of related tax, for the three- and six-month periods ended June 30, 2000 and 1999 are as follows (in thousands of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
Net income	$ 7,162	$ 6,694	$ 13,958	$ 13,165
Change in unrealized net losses
on investment securities
available for sale	582	(1,705)	(30)	(2,965)
Comprehensive income	$ 7,744	$ 4,989	$ 13,928	$ 10,200

The components of accumulated other comprehensive income (loss), net of related tax, at June 30, 2000, December 31, 1999 and June 30, 1999 are as follows (in thousands of dollars):

	June 30, 2000	December 31, 1999	June 30, 1999

Unrealized net gains (losses) on investment
securities available for sale	$ (2,023)	$ (1,993)	$ 102
Accumulated other comprehensive income (loss)	$ (2,023)	$ (1,993)	$ 102

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2000

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

Other

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), was issued in June 1998. SFAS 133 was amended by SFAS 137, in July 1999, to delay its effective date. SFAS 133 is effective for the Corporation on January 1, 2001. SFAS 133 standardizes the accounting for derivative instruments by requiring the recognition of those items as assets or liabilities in the statement of financial position and measuring them at fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 is currently expected to have no effect on the financial position, liquidity or results of operations of the Corporation. As of June 30, 2000, the Corporation held no derivative financial instruments.

The Corporation paid a 5% stock dividend on January 21, 2000. All per share amounts included in this report have been adjusted for that stock dividend.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2000

NOTE B: LOANS AND NONPERFORMING ASSETS The following summarizes loans and nonperforming assets at the dates indicated (in thousands of dollars):

	June 30,	December 31,	June 30,
	2000	1999	1999
Loans:
Commercial	$ 156,382	$ 157,721	$ 148,625
Real estate construction	31,902	34,510	27,278
Real estate commercial	131,003	120,990	109,319
Real estate residential	477,997	457,018	448,608
Consumer	244,365	238,778	237,542
Total Loans	$1,041,649	$1,009,017	$ 971,372

Nonperforming assets:
Nonaccrual loans	$ 1,415	$ 1,937	$ 1,828
Loans 90 days or more past due and
still accruing interest	603	614	727
Restructured loans	21	821	833
Total nonperforming loans	2,039	3,372	3,388
Other real estate owned (1)	495	436	399
Total nonperforming assets	$ 2,534	$ 3,808	$ 3,787

(1)	Other real estate owned includes properties acquired through foreclosure and by acceptance of a deed in lieu of foreclosure, and other property held for sale.

NOTE C: ALLOWANCE FOR LOAN LOSSES The following summarizes the changes in the allowance for loan losses (in thousands of dollars):

	Six Months Ended June 30
	2000	1999
Allowance for Loan Losses
Balance as of January 1	$ 18,190	$ 18,071
Provision for loan losses	140	175

Gross loans charged-off	(238)	(250)
Gross recoveries of loans previously charged-off	133	138
Net loans charged-off	(105)	(112)

Balance as of end of period	$ 18,225	$ 18,134

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2000

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

SUMMARY

The Corporation's net income was $7,162,000 in the second quarter of 2000, compared to net income of $6,694,000 during the second quarter of 1999. Earnings per share in the second quarter of 2000 were $.51, compared to earnings per share of $.47 in the second quarter of 1999.

The increase in net income during the second quarter of 2000, compared to the second quarter of 1999, was principally the result of increases in both net interest income and noninterest income. These factors were partially offset by increases in the provision for loan losses and in operating expenses.

Return on average assets in the second quarter of 2000 was 1.49%, compared to 1.42% during the second quarter of 1999. Return on average equity for the second quarter of 2000 and the second quarter of 1999 was 11.2% and 11.0%, respectively.

The Corporation's net income was $13,958,000 for the first six months of 2000, compared to net income of $13,165,000 during the first six months of 1999. Earnings per share for the first six months of 2000 were $.99, compared to earnings per share of $.92 for the first six months of 1999.

The increase in net income during the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, was principally the result of increases in both net interest income and noninterest income and a slight decrease in the provision for loan losses. These factors were partially offset by increased operating expenses.

Return on average assets for the first six months of 2000 was 1.46%, compared to a return on average assets of 1.41% for the first six months of 1999. Return on average equity for the six-month periods ended June 30, 2000 and June 30, 1999 was 11.0% and 10.9%, respectively.

Total assets were $1.932 billion as of June 30, 2000, up $42 million, or 2.2%, from total assets of $1.89 billion as of December 31, 1999, and up $67 million, or 3.6%, from total assets of $1.865 billion as of June 30, 1999.

Total loans increased $32.6 million, or 3.2%, from December 31, 1999, and increased $70.3 million, or 7.2%, from June 30, 1999 to $1.042 billion as of June 30, 2000. The Corporation experienced an increase in real estate mortgage and consumer loans and a decrease in commercial loans from

December 31, 1999 to June 30, 2000. The Corporation experienced an increase from June 30, 1999 to June 30, 2000 in commercial, real estate mortgage and consumer loans.

Shareholders' equity increased $10 million, or 4.1%, from June 30, 1999, to $254.9 million as of June 30, 2000, or $18.19 per share, representing 13.2% of total assets. The increase was primarily attributable to retained net income.

RESULTS OF OPERATIONS

Net Interest Income

The Corporation's net interest income in the second quarter of 2000 was $19.34 million, a $.63 million, or 3.3%, increase over the $18.71 million recorded in the second quarter of 1999. The increase in net interest income was due to a favorable change in the asset mix and an overall increase in interest-earning assets resulting primarily from the four branch acquisitions.

Average loans increased $76.9 million, or 8.1%, while average interest-earning assets increased $54.8 million, or 3.1%, in the second quarter of 2000, compared to the second quarter of 1999. The net interest margin increased to 4.35% in the second quarter of 2000 from 4.32% in the second quarter of 1999, as higher yields on loans and investment securities were only partially offset by the increase in the cost of interest-bearing deposits.

Net interest income was $38.09 million for the six months ended June 30, 2000, a $1.12 million, or 3.0%, increase over the $36.97 million recorded for the corresponding period in 1999. The net interest margin was 4.31% during the six months ended June 30, 2000 and during the six months ended June 30, 1999.

Noninterest Income

Noninterest income increased $492,000, or 12.5%, in the second quarter of 2000 compared to the second quarter of 1999. The increase was due to increases in trust services revenue, service charges on deposit accounts, other fees for customer services and investment securities gains. Trust services revenue increased $109,000, or 10.4%, which was attributable to an increase in the market value of trust assets and new business. Service charges on deposit accounts increased $231,000, or 16.4%, primarily due to an increase in the fees assessed, while other charges and fees for customer services increased $254,000, or 22.6%. The increase in noninterest income was net of a decrease in gains realized on the sales of residential mortgage loans in the secondary market of $86,000, which resulted from a significant decline in the refinancing activity of residential mortgage loans.

Noninterest income increased $448,000, or 5.6%, during the first six months of 2000 compared to the first six months of 1999. The increase was due to increases in trust services revenue, service charges on deposit accounts, other fees for customer services and investment securities gains. The increase was net of decreases in gains on the sale of loans. Trust services revenue increased $204,000, or 10.5%, service charges on deposit accounts increased $428,000, or 15.6%, other fees for customer services increased $333,000, or 14.2%, while gains on the sale of loans decreased $281,000, or 71.5%, during the first six months of 2000 compared to the first six months of 1999.

Provision for Loan Losses

The provision for loan losses reflects management's judgment of changing economic conditions, as well as increases and other changes in the subsidiary banks' loan portfolios. It is management's policy to control loan quality through a carefully structured review of loan requests. The provision for loan losses was $74,000 in the second quarter and $140,000 in the first six months of 2000, compared to $0 in the second quarter and $175,000 in the first six months of 1999. Net loan losses were $58,000 in the second quarter and $105,000 in the first six months of 2000, compared to $83,000 in the second quarter and $112,000 in the first six months of 1999. In assessing the adequacy of the allowance for loan losses (the Allowance), management believes that its historical experience confirms, in principle, its judgment in what is essentially a subjective decision. Based upon historical experience and a constant and consistent evaluation of risks in the loan portfolios, management believes that the Allowance is adequate.

Operating Expenses

The Corporation continued its cost control measures. Total operating expenses increased $345,000, or 2.7%, in the second quarter and $599,000, or 2.4%, in the first six months of 2000 compared to the corresponding periods in 1999. Approximately one-half of the increase in operating expenses during the second quarter and first six months of 2000 was attributable to the four branch acquisitions during the twelve months ended June 30, 2000. Salaries, wages and employee benefits increased $244,000, or 3.2%, in the second quarter and $469,000, or 3.1%, in the first six months of 2000 compared to the corresponding periods in 1999. Occupancy and equipment expense, combined, increased $4,000, or .2%, in the second quarter and $77,000, or 1.8%, in the first six months of 2000 compared to the corresponding periods in 1999. Other operating expenses increased $97,000, or 3.2%, during the second quarter and 53,000, or .9%, in the first six months of 2000 compared to the corresponding periods in 1999.

Income Tax Expense

The Corporation's effective federal income tax rate was 33% and 32.4%, respectively, during the three and six months ended June 30, 2000 compared to 33% during the three and six months ended June 30, 1999. The Corporation is subject to the federal statutory income tax rate of 35%. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate primarily is a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses.

BALANCE SHEET CHANGES

Asset and Deposit Changes

Total assets increased $42 million, or 2.2%, from December 31, 1999 and increased $67 million, or 3.6%, from June 30, 1999 to $1.932 billion as of June 30, 2000. Total deposits increased $27 million, or 1.7%, from December 31, 1999 and increased $48 million, or 3.1%, from June 30, 1999 to $1.589 billion as of June 30, 2000. The growth in total assets and deposits during the twelve months ended June 30, 2000 resulted primarily from the acquisition of the four branch banking offices.

Loans

The Corporation's philosophy is such that it will neither compromise on loan quality nor make loans outside its banking markets to increase its loan portfolio. The Corporation does not purchase participation loans, which is a method utilized by many financial institutions to increase the size of their loan portfolios.

Total loans as of June 30, 2000 were $1.042 billion, compared to $971 million as of June 30, 1999 and $1.009 billion as of December 31, 1999.

Commercial loans increased $7.8 million, or 5.2%, from June 30, 1999, and decreased $1.3 million, or .8%, from December 31, 1999 to $156.4 million as of June 30, 2000. The growth in commercial loans during the twelve months ended June 30, 2000 was achieved through an increased sales effort by the Corporation to increase commercial loans. The decline in commercial loans during the six months ended June 30, 2000 was the result of the payoff of one large commercial loan. Commercial loans represented 15.0%, 15.6% and 15.3% of the Corporation's loan portfolio as of June 30, 2000, December 31, 1999 and June 30, 1999, respectively.

Real estate construction loans decreased $2.6 million, or 7.6%, from December 31, 1999 and increased $4.6 million, or 17%, from June 30, 1999 to $31.9 million as of June 30, 2000. Real estate construction loans represented 3.1%, 3.4% and 2.8% of the Corporation's loan portfolio as of June 30, 2000, December 31, 1999 and June 30, 1999, respectively. Commercial real estate loans increased $10 million, or 8.3%, from December 31, 1999 and $21.7 million, or 19.8%, from June 30, 1999 to $131 million as of June 30, 2000. Commercial real estate loans represented 12.6%, 12%, and 11.3% of the Corporation's loan portfolio as of June 30, 2000, December 31, 1999 and June 30, 1999, respectively. Residential real estate loans increased $21 million, or 4.6%, from December 31, 1999 and $29.4 million, or 6.6%, from June 30, 1999 to $478 million as of June 30, 2000. Residential real estate loans represented 45.9%, 45.3% and 46.2% of the Corporation's loan portfolio as of June 30, 2000, December 31, 1999 and June 30, 1999, respectively.

Consumer loans increased $5.6 million, or 2.3%, from December 31, 1999, and increased $6.8 million, or 2.9%, from June 30, 1999 to $244.4 million as of June 30, 2000. The increases were the result of the Corporation's 2000 consumer loan promotion. This consumer loan promotion offered loans with an annual percentage rate of 8.40% and a maximum term of 60 months. Consumer loans represented 23.4%, 23.7% and 24.4% of total loans as of June 30, 2000, December 31, 1999 and June 30, 1999, respectively.

The Corporation's total loan to deposit ratio as of June 30, 2000, December 31, 1999 and June 30, 1999 was 65.6%, 64.6% and 63.0%, respectively. Net loan losses during the three and six months ended June 30, 2000 were $58,000 and $105,000, respectively, compared to $83,000 and $112,000, respectively, during the three and six months ended June 30, 1999.

Nonperforming loans consist of loans which are past due for principal or interest payments by 90 days or more and are still accruing interest, loans for which the accrual of interest has been discontinued, and other loans which have been restructured to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $2.0 million as of June 30, 2000 and $3.4 million as of both December 31, 1999 and June 30, 1999, and represented .20%, .33% and .35% of total loans, respectively.

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

The Corporation measures impairment on all large balance nonaccrual commercial and commercial real estate loans. The Corporation had no impaired loans as of June 30, 2000 and June 30, 1999. Impaired loans totaled $445,000 as of December 31, 1999. No impairment valuation allowance was deemed required on the impaired loan as of that date. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans, and residential real estate loans.

The allowance for loan losses at June 30, 2000 was $18,225,000 and represented 1.75% of total loans, compared to $18,190,000, or 1.80% of total loans, at December 31, 1999 and $18,134,000, or 1.87% of total loans, at June 30, 1999.

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

Capital Resources

As of June 30, 2000, shareholders' equity was $254.9 million, compared to $249.6 million as of December 31, 1999 and $244.9 million as of June 30, 1999, resulting in an increase of $5.3 million, or 2.1%, from December 31, 1999 and $10 million, or 4.1%, from June 30, 1999. Shareholders' equity as a percentage of total assets was 13.2% as of both June 30, 2000 and December 31, 1999 and 13.1% as of June 30, 1999.

A statement of changes in shareholders' equity covering the six-month periods ended June 30, 2000 and June 30, 1999 follows (in thousands of dollars):

	Six Months Ended June 30
	2000	1999
Total shareholders' equity as of January 1	$ 249,581	$ 241,839
Comprehensive income:
Net income	13,958	13,165
Change in unrealized net losses on securities
available for sale	(30)	(2,965)
Total comprehensive income	13,928	10,200
Cash dividends paid	(6,182)	(5,664)
Shares issued upon exercise of employee stock options	161	121
Shares issued from director stock purchase plan	282	299
Repurchases of shares	(2,875)	(1,911)
Total shareholders' equity as of end of period	$ 254,895	$ 244,884

The following table represents the Corporation's regulatory capital ratios as of June 30, 2000:

	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Chemical Financial Corporation-actual ratio	13.0%	25.8%	27.1%

Regulatory minimum ratio	3.0	4.0	8.0

Ratio considered "well capitalized" by regulatory agencies	5.0	6.0	10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at June 30, 2000 are high due to the Corporation holding $294 million in investment securities and other assets which are assigned a 0% risk rating, $547 million in assets, primarily investment securities, which are assigned a 20% risk rating and $517 million in residential real estate mortgages and other assets which are assigned a 50% risk rating. These three risk ratings (0%, 20% and 50%) represent 68 % of the Corporation's total risk-based assets (including off-balance sheet items) as of June 30, 2000.

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

The Corporation's annual meeting of shareholders was held April 17, 2000. At that meeting, the only matter to be voted on by the shareholders was the election of directors. All directors of the Corporation were standing for election at the meeting. The directors were elected by the following votes:

Election of Directors	Votes Cast
			Broker
All nominees for director were elected:	For	Withheld	Non-Votes
James A. Currie	12,123,578	40,743	0
Michael L. Dow	12,135,498	28,823	0
Terence F. Moore	12,097,618	66,703	0
Aloysius J. Oliver	12,122,953	41,368	0
Alan W. Ott	12,135,662	28,659	0
Frank P. Popoff	12,128,023	36,298	0
Lawrence A. Reed	12,120,781	43,540	0
William S. Stavropoulos	11,909,919	254,402	0

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

	Exhibit Number	Document

	3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. Here incorporated by reference.

	3.2	Bylaws. Previously filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998. Here incorporated by reference.

	27	Financial Data Schedule.

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the quarter covered by this report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMICAL FINANCIAL CORPORATION

Date: August 9, 2000	By/s/Aloysius J. Oliver Aloysius J. Oliver Chief Executive Officer and President (Principal Executive Officer)

Date: August 9, 2000	By/s/Lori A. Gwizdala Lori A. Gwizdala Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998. Here incorporated by reference.

27	Financial Data Schedule.