Form 10-Q
period 2000-09-30
CHEMICAL FINANCIAL CORP
filed 2000-11-13
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000, OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number:  0-8185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

333 East Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

(517) 839-5350 (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes    X      No

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of October 20, 2000, was 13,998,491 shares.

INDEX

CHEMICAL FINANCIAL CORPORATION
FORM 10-Q

		Page

FORWARD-LOOKING STATEMENTS		3

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 1999)

	Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2000 and September 30, 1999	4

	Consolidated Statement of Financial Position as of September 30, 2000, December 31, 1999 and September 30, 1999	5

	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2000 and September 30, 1999	6

	Notes to Consolidated Financial Statements	7-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	22

SIGNATURES		23

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
	(In thousands, except per share amounts)
INTEREST INCOME
Interest and fees on loans	$ 21,575	$ 19,535	$ 62,005	$ 56,543
Interest on investment securities:
Taxable	9,479	9,769	29,260	30,457
Tax-exempt	511	452	1,449	1,422
Total interest on securities	9,990	10,221	30,709	31,879
Interest on federal funds sold	1,684	767	4,178	2,458
Interest on deposits with unaffiliated banks	4	33	72	84
TOTAL INTEREST INCOME	33,253	30,556	96,964	90,964
INTEREST EXPENSE
Interest on deposits	13,044	11,138	37,477	33,591
Interest on short-term borrowings	962	460	2,142	1,219
Interest on long-term debt	2	123	8	354
TOTAL INTEREST EXPENSE	14,008	11,721	39,627	35,164
NET INTEREST INCOME	19,245	18,835	57,337	55,800
Provision for loan losses	140	143	280	318
NET INTEREST INCOME after provision for
loan losses	19,105	18,692	57,057	55,482
NONINTEREST INCOME
Trust services revenue	1,012	929	3,154	2,867
Service charges on deposit accounts	1,676	1,470	4,843	4,209
Other charges and fees for customer services	1,370	1,216	4,053	3,566
Gains on sales of loans	82	133	194	526
Investment securities gains	17	7	128	22
Other	207	165	472	762
TOTAL NONINTEREST INCOME	4,364	3,920	12,844	11,952
OPERATING EXPENSES
Salaries, wages and employee benefits	7,674	7,599	23,123	22,579
Occupancy	1,140	1,168	3,477	3,533
Equipment	983	947	2,918	2,777
Other	2,930	2,545	8,983	8,545
TOTAL OPERATING EXPENSES	12,727	12,259	38,501	37,434
INCOME BEFORE INCOME TAXES	10,742	10,353	31,400	30,000
Federal income taxes	3,525	3,422	10,225	9,904
NET INCOME	$ 7,217	$ 6,931	$ 21,175	$ 20,096

NET INCOME PER SHARE (Basic)	$ .52	$ .49	$ 1.51	$ 1.42
(Diluted)	$ .51	$ .49	$ 1.50	$ 1.41

Cash dividends per share	$ .22	$ .20	$ .66	$ .60
See accompanying notes to consolidated financial statements

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Financial Position

	September 30, 2000	December 31, 1999	September 30, 1999
	Unaudited)		(Unaudited)
		(In thousands)
ASSETS
Cash and demand deposits due from banks	$ 78,671	$ 98,827	$ 87,412
Federal funds sold	121,200	73,960	96,900
Interest bearing deposits with unaffiliated banks	5,050	11
Investment securities:
Available for sale (at estimated market value)	428,098	428,040	430,249
Held to maturity (estimated market value-$238,150 at 9/30/00, $241,775 at 12/31/99, $255,340 at 9/30/99)	238,293	243,413	255,694
Total investment securities	666,391	671,453	685,943
Loans:
Commercial and agricultural	161,029	157,721	155,734
Real estate construction	43,828	34,510	32,120
Real estate commercial	133,717	120,990	117,455
Real estate residential	483,034	457,018	455,967
Consumer	245,704	238,778	243,800
Total Loans	1,067,312	1,009,017	1,005,076
Less: Allowance for loan losses	18,261	18,190	18,165
Net loans	1,049,051	990,827	986,911
Premises and equipment	21,990	21,570	20,534
Accrued income	16,263	14,935	15,021
Other assets	18,795	18,793	17,164
TOTAL ASSETS	$ 1,977,411	$ 1,890,376	$ 1,909,885

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$ 276,456	$ 258,061	$ 266,705
Interest-bearing	1,341,635	1,303,641	1,288,703
Total deposits	1,618,091	1,561,702	1,555,408
Short-term borrowings:
Treasury tax and loan notes payable to the U.S. Treasury	9,595	11,832	10,481
Securities sold under agreements to repurchase	71,518	50,061	70,976
Total short-term borrowings	81,113	61,893	81,457
Interest payable and other liabilities	17,577	17,000	17,269
Long-term debt	185	200	8,200
Total liabilities	1,716,966	1,640,795	1,662,334
Shareholders' equity:
Common stock, $1 par value:
Authorized - 18,000,000 shares
Issued - 13,998,327 shares, 13,423,700 shares,
and 13,461,200 shares, respectively	13,998	13,424	13,461
Surplus	196,644	180,864	182,103
Retained earnings	50,034	57,286	52,494
Accumulated other comprehensive loss	(231)	(1,993)	(507)
Total shareholders' equity	260,445	249,581	247,551
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$ 1,977,411	$ 1,890,376	$ 1,909,885

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2000	1999
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 21,175	$ 20,096
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	280	318
Gains on sales of loans	(194)	(526)
Investment securities gains	(128)
Provision for depreciation and amortization	2,981	2,848
Gain on sale of branch office land		(236)
Net amortization of investment securities	335	1,571
Net increase in accrued income and other assets	(603)	(2,196)
Net increase in interest payable and other liabilities	470	2,021
Net Cash Provided by Operating Activities	24,316	23,896

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash and cash equivalents assumed in acquisition of branch offices	22,802	24,366
Net increase (decrease) in interest-bearing deposits with unaffiliated banks	(5,039)	5,000
Proceeds from maturities of securities available for sale	184,918	218,340
Proceeds from sales of securities available for sale	21,192	339
Purchases of securities available for sale	(197,869)	(166,366)
Proceeds from maturities of securities held to maturity	100,267	83,108
Purchases of securities held to maturity	(100,945)	(98,610)
Proceeds from sales of loans	13,272	39,438
Net loan originations, excluding sales	(72,409)	(146,379)
Proceeds from sale of branch office land		276
Purchases of premises and equipment	(1,994)	(2,156)
Net Cash Used in Investing Activities	(35,805)	(42,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts and
savings accounts	(13,149)	(22,751)
Net increase (decrease) in certificates of deposit and other time deposits	44,653	(3,324)
Net increase in short-term borrowings	19,220	28,207
Proceeds from issuance of long-term debt		200
Principle payments on long-term debt	(15)
Cash dividends paid	(9,261)	(8,494)
Proceeds from stock purchase plan	219	204
Proceeds from exercise of stock options	170	235
Repurchases of common stock	(3,264)	(2,850)
Net Cash Provided By (Used In) Financing Activities	38,573	(8,573)

Net Increase (Decrease) in Cash and Cash Equivalents	27,084	(27,321)
Cash and cash equivalents at beginning of year	172,787	211,633
Cash and Cash Equivalents at End of Period	$ 199,871	$ 184,312

Supplemental disclosures of cash flow information:
Interest paid on deposits, short-term borrowings and long-term debt	$ 39,228	$ 35,086
Federal income taxes paid	10,686	10,785

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2000

NOTE A: BASIS OF PRESENTATION The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (the Corporation) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

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

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2000

Earnings Per Share (Continued)

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per share computations:

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
	(In thousands)
Numerator for both basic and diluted earnings
per share, net income	$ 7,217	$ 6,931	$ 21,175	$ 20,096

Denominator for basic earnings per share,
average outstanding common shares	14,000	14,141	14,039	14,156
Potential dilutive shares resulting from
employee stock option plans	49	112	59	121
Denominator for diluted earnings per share	14,049	14,253	14,098	14,277

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2000

Comprehensive Income

The components of comprehensive income, net of related tax, for the three- and nine-month periods ended September 30, 2000 and 1999 are as follows (in thousands of dollars):

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Net income	$ 7,217	$ 6,931	$ 21,175	$ 20,096
Change in unrealized net gains
(losses) on investment securities
available for sale	1,792	(609)	1,762	(3,574)
Comprehensive income	$ 9,009	$ 6,322	$ 22,937	$ 16,522

The components of accumulated other comprehensive income (loss), net of related tax, at September 30, 2000, December 31, 1999 and September 30, 1999 are as follows (in thousands of dollars):

	September 30, 2000	December 31, 1999	September 30, 1999

Unrealized net losses on investment
securities available for sale	$ (231)	$ (1,993)	$ (507)
Accumulated other comprehensive loss	$ (231)	$ (1,993)	$ (507)

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2000

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

Other

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138 (SFAS 133), was issued in June 1998. SFAS 133 was amended by SFAS 137, in July 1999, to delay its effective date. SFAS 133 is effective for the Corporation on January 1, 2001. SFAS 133 standardizes the accounting for derivative instruments by requiring the recognition of those items as assets or liabilities in the statement of financial position and measuring them at fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 is currently expected to have no effect on the financial position, liquidity or results of operations of the Corporation. As of September 30, 2000, the Corporation held no derivative financial instruments.

The Corporation paid a 5% stock dividend on January 21, 2000. All per share amounts included in this report have been adjusted for that stock dividend.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2000

NOTE B: LOANS AND NONPERFORMING ASSETS The following summarizes loans and nonperforming assets at the dates indicated (in thousands of dollars):

	September 30,	December 31,	September 30,
	2000	1999	1999
Loans:
Commercial	$ 161,029	$ 157,721	$ 155,734
Real estate construction	43,828	34,510	32,120
Real estate commercial	133,717	120,990	117,455
Real estate residential	483,034	457,018	455,967
Consumer	245,704	238,778	243,800
Total Loans	$1,067,312	$1,009,017	$1,005,076

Nonperforming assets:
Nonaccrual loans	$ 1,225	$ 1,937	$ 1,956
Loans 90 days or more past due and
still accruing interest	598	614	439
Restructured loans	18	821	838
Total Nonperforming Loans	1,841	3,372	3,233
Other real estate owned (1)	433	436	589
Total Nonperforming Assets	$ 2,274	$ 3,808	$ 3,822

(1)	Other real estate owned includes properties acquired through foreclosure and by acceptance of a deed in lieu of foreclosure, and other property held for sale.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2000

NOTE C: ALLOWANCE FOR LOAN LOSSES The following summarizes the changes in the allowance for loan losses (in thousands of dollars):

	Nine Months Ended September 30
	2000	1999
Allowance for Loan Losses
Balance as of January 1	$ 18,190	$ 18,071
Provision for loan losses	280	318

Gross loans charged-off	(383)	(397)
Gross recoveries of loans previously charged-off	174	173
Net loans charged-off	(209)	(224)

Balance as of end of period	$ 18,261	$ 18,165

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

NOTE E: PENDING ACQUISITION AND SUBSIDIARY BANK CONSOLIDATION

On August 21, 2000, the Corporation signed a definitive agreement to merge with Shoreline Financial Corporation. Shoreline is a one-bank holding company headquartered in Benton Harbor, Michigan with total assets of approximately $1.1 billion. The merger is subject to approval by Shoreline and Chemical shareholders, approval by banking regulators, and other customary conditions. Shoreline shareholders will receive a total of approximately 7.4 million shares of Chemical common stock, using a fixed exchange ratio of 0.64 shares of Chemical common stock for each share of Shoreline common stock. The transaction will be accounted for as a pooling-of-interests. The merger is expected to be completed during the first quarter of 2001.

On October 6, 2000, the Corporation announced the consolidation of nine of its existing subsidiary banks into two subsidiary bank organizations: Chemical Bank and Trust Company, which will be headquartered in Midland, and Chemical Bank West, which will be headquartered in Cadillac. It is anticipated that Chemical Bank South will be merged into the Shoreline banking subsidiary, headquartered in Benton Harbor, upon the completion of the transaction with Shoreline Financial Corporation.

The Corporation anticipates approximately $10-12 million (pre-tax) of one-time charges related to the merger with Shoreline, and costs associated with the consolidation of its subsidiary banks, as discussed above.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

SUMMARY

The Corporation's net income was $7,217,000 in the third quarter of 2000, compared to net income of $6,931,000 during the third quarter of 1999. Earnings per share in the third quarter of 2000 were $.51, compared to earnings per share of $.49 in the third quarter of 1999.

The increase in net income during the third quarter of 2000, compared to the third quarter of 1999, was principally the result of increases in both net interest income and noninterest income. These factors were partially offset by an increase in operating expenses.

Return on average assets in the third quarter of 2000 was 1.46%, compared to 1.45% during the third quarter of 1999. Return on average equity for both the third quarter of 2000 and the third quarter of 1999 was 11.1%.

The Corporation's net income was $21,175,000 for the first nine months of 2000, compared to net income of $20,096,000 during the first nine months of 1999. Earnings per share for the first nine months of 2000 were $1.50, compared to earnings per share of $1.41 for the first nine months of 1999.

The increase in net income during the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, was principally the result of increases in both net interest income and noninterest income and a slight decrease in the provision for loan losses. These factors were partially offset by increased operating expenses.

Return on average assets for the first nine months of 2000 was 1.46%, compared to a return on average assets of 1.43% for the first nine months of 1999. Return on average equity for the nine-month periods ended September 30, 2000 and September 30, 1999 was 11.0%.

Total assets were $1.98 billion as of September 30, 2000, up $87 million, or 4.6%, from total assets of $1.89 billion as of December 31, 1999, and up $67.5 million, or 3.5%, from total assets of $1.91 billion as of September 30, 1999.

Total loans increased $58.3 million, or 5.8%, from December 31, 1999, and increased $62.2 million, or 6.2%, from September 30, 1999 to $1.07 billion as of September 30, 2000. The Corporation experienced an increase in commercial, real estate mortgage and consumer loans from

December 31, 1999 and from September 30, 1999 to September 30, 2000.

Shareholders' equity increased $12.9 million, or 5.2%, from September 30, 1999, to $260.5 million as of September 30, 2000, or $18.61 per share, representing 13.2% of total assets. The increase was primarily attributable to retained net income.

RESULTS OF OPERATIONS

Net Interest Income

The Corporation's net interest income in the third quarter of 2000 was $19.25 million, a $.41 million, or 2.2%, increase over the $18.84 million recorded in the third quarter of 1999. The increase in net interest income was due to a favorable change in the asset mix and an overall increase in interest-earning assets resulting primarily from the two branch acquisitions during the twelve months ended September 30, 2000.

Average loans increased $61.9 million, or 6.3%, while average interest-earning assets increased $56.1 million, or 3.2%, in the third quarter of 2000, compared to the third quarter of 1999. The net interest margin decreased to 4.27% in the third quarter of 2000 from 4.29% in the third quarter of 1999, as higher yields on loans and investment securities were offset by the increase in the cost of interest-bearing deposits.

Net interest income was $57.34 million for the nine months ended September 30, 2000, a $1.54 million, or 2.8%, increase over the $55.8 million recorded for the corresponding period in 1999. The net interest margin was 4.29% and 4.30% during the nine months ended September 30, 2000 and September 30,1999, respectively.

Noninterest Income

Noninterest income increased $444,000, or 11.3%, in the third quarter of 2000 compared to the third quarter of 1999. The increase was due to increases in trust services revenue, service charges on deposit accounts and other fees for customer services. Trust services revenue increased $83,000, or 8.9%, which was attributable to an increase in the market value of trust assets and new business. Service charges on deposit accounts increased $206,000, or 14%, primarily due to an increase in the fees assessed, while other charges and fees for customer services increased $154,000, or 12.7%. The increase in noninterest income was net of a decrease in gains realized on sales of residential mortgage loans in the secondary market of $51,000, which resulted from a significant decline in the refinancing activity of residential mortgage loans.

Noninterest income increased $892,000, or 7.5%, during the first nine months of 2000 compared to the first nine months of 1999. The increase was due to increases in trust services revenue, service charges on deposit accounts, and other fees for customer services. The increase was net of decreases in gains on the sale of loans. Trust services revenue increased $287,000, or 10%, service charges on deposit accounts increased $634,000, or 15.1%, other fees for customer services increased $487,000, or 13.7%, while gains on the sale of loans decreased $332,000, or 63.1%, during the first nine months of 2000 compared to the first nine months of 1999.

Provision for Loan Losses

The provision for loan losses reflects management's judgment of changing economic conditions, as well as increases and other changes in the subsidiary banks' loan portfolios. It is management's policy to control loan quality through a carefully structured review of loan requests. The provision for loan losses was $140,000 in the third quarter and $280,000 in the first nine months of 2000, compared to $143,000 in the third quarter and $318,000 in the first nine months of 1999. Net loan losses were $104,000 in the third quarter and $209,000 in the first nine months of 2000, compared to $112,000 in the third quarter and $224,000 in the first nine months of 1999. In assessing the adequacy of the allowance for loan losses (the Allowance), management believes that its historical experience confirms, in principle, its judgment in what is essentially a subjective decision. Based upon historical experience and a constant and consistent evaluation of risks in the loan portfolios, management believes that the Allowance is adequate.

Operating Expenses

The Corporation continued its cost control measures. Total operating expenses increased $468,000, or 3.8%, in the third quarter and $1,067,000, or 2.9%, in the first nine months of 2000 compared to the corresponding periods in 1999. Approximately one-third of the increase in operating expenses during the third quarter of 2000 was attributable to the two branch acquisitions during the twelve months ended September 30, 2000. Approximately one-half of the increase in operating expenses during the first nine months of 2000 was attributable to the four branch acquisitions since June 30, 1999. Salaries, wages and employee benefits increased $75,000, or 1%, in the third quarter and $544,000, or 2.4%, in the first nine months of 2000 compared to the corresponding periods in 1999. Occupancy and equipment expense, combined, increased $8,000, or .4%, in the third quarter and $85,000, or 1.3%, in the first nine months of 2000 compared to the corresponding periods in 1999. Other operating expenses increased $385,000, or 15.1%, during the third quarter and $438,000, or 5.1%, in the first nine months of 2000 compared to the corresponding periods in 1999.

Income Tax Expense

The Corporation's effective federal income tax rate was 32.8% and 32.6%, respectively, during the three and nine months ended September 30, 2000 compared to 33.1% and 33%, respectively, during the three and nine months ended September 30, 1999. The Corporation is subject to the federal statutory income tax rate of 35%. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate primarily is a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses.

BALANCE SHEET CHANGES

Asset and Deposit Changes

Total assets increased $87 million, or 4.6%, from December 31, 1999 and increased $67.5 million, or 3.5%, from September 30, 1999 to $1.977 billion as of September 30, 2000. Total deposits increased $56.4 million, or 3.6%, from December 31, 1999 and increased $62.7 million, or 4%, from September 30, 1999 to $1.618 billion as of September 30, 2000.

Loans

The Corporation's philosophy is such that it will neither compromise on loan quality nor make loans outside its banking markets to increase its loan portfolio. The Corporation does not purchase participation loans, which is a method utilized by many financial institutions to increase the size of their loan portfolios.

Total loans as of September 30, 2000 were $1.067 billion, compared to $1.005 billion as of September 30, 1999 and $1.009 billion as of December 31, 1999.

Commercial loans increased $3.3 million, or 2.1%, from December 31, 1999, and increased $5.3 million, or 3.4%, from September 30, 1999 to $161 million as of September 30, 2000. The growth in commercial loans during the twelve months ended September 30, 2000 was achieved through an increased sales effort by the Corporation to increase commercial loans. Commercial loans represented 15.1%, 15.6% and 15.5% of the Corporation's loan portfolio as of September 30, 2000, December 31, 1999 and September 30, 1999, respectively.

Real estate construction loans increased $9.3 million, or 27%, from December 31, 1999 and $11.7 million, or 36.5%, from September 30, 1999 to $43.8 million as of September 30, 2000. Real estate construction loans represented 4.1%, 3.4% and 3.2% of the Corporation's loan portfolio as of September 30, 2000, December 31, 1999 and September 30, 1999, respectively. Commercial real estate loans increased $12.7 million, or 10.5%, from December 31, 1999 and $16.2 million, or 13.8%, from September 30, 1999 to $133.7 million as of September 30, 2000. Commercial real estate loans represented 12.5%, 12%, and 11.7% of the Corporation's loan portfolio as of September 30, 2000, December 31, 1999 and September 30, 1999, respectively. Residential real estate loans increased $26 million, or 5.7%, from December 31, 1999 and $27.1 million, or 5.9%, from September 30, 1999 to $483 million as of September 30, 2000. Residential real estate loans represented 45.3%, 45.3% and 45.4% of the Corporation's loan portfolio as of September 30, 2000, December 31, 1999 and September 30, 1999, respectively.

Consumer loans increased $6.9 million, or 2.9%, from December 31, 1999, and increased $1.9 million, or .8%, from September 30, 1999 to $245.7 million as of September 30, 2000. The increases were the result of the Corporation's 2000 consumer loan promotion. This consumer loan promotion offered loans with an annual percentage rate of 8.40% and a maximum term of 60 months. Consumer loans represented 23%, 23.7% and 24.3% of total loans as of September 30, 2000, December 31, 1999 and September 30, 1999, respectively.

The Corporation's total loan to deposit ratio as of September 30, 2000, December 31, 1999 and September 30, 1999 was 66%, 64.6% and 64.6%, respectively. Net loan losses during the three and nine months ended September 30, 2000 were $104,000 and $209,000, respectively, compared to $112,000 and $224,000, respectively, during the three and nine months ended September 30, 1999.

Nonperforming loans consist of loans which are past due for principal or interest payments by 90 days or more and are still accruing interest, loans for which the accrual of interest has been discontinued, and other loans which have been restructured to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $1.8 million as of September 30, 2000, $3.4 million as of December 31, 1999 and $3.2 million as of September 30, 1999, and represented .17%, .33% and .32% of total loans, respectively.

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

The Corporation measures impairment on all large balance nonaccrual commercial and commercial real estate loans. The Corporation had no impaired loans as of September 30, 2000. Impaired loans totaled $445,000 as of December 31, 1999 and $441,000 as of September 30, 1999. No impairment valuation allowance was deemed required on the impaired loans. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans, and residential real estate loans.

The allowance for loan losses at September 30, 2000 was $18,261,000 and represented 1.71% of total loans, compared to $18,190,000, or 1.80% of total loans, at December 31, 1999 and $18,165,000, or 1.81% of total loans, at September 30, 1999.

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

Capital Resources

As of September 30, 2000, shareholders' equity was $260.5 million, compared to $249.6 million as of December 31, 1999 and $247.6 million as of September 30, 1999, resulting in an increase of $10.9 million, or 4.4%, from December 31, 1999 and $12.9 million, or 5.2%, from September 30, 1999. Shareholders' equity as a percentage of total assets was 13.2% as of both September 30, 2000 and December 31, 1999 and 13.0% as of September 30, 1999.

A statement of changes in shareholders' equity covering the nine-month periods ended September 30, 2000 and September 30, 1999 follows (in thousands of dollars):

	Nine Months Ended September 30
	2000	1999
Total shareholders' equity as of January 1	$ 249,581	$ 241,839
Comprehensive income:
Net income	21,175	20,096
Change in unrealized net gains (losses) on securities
available for sale	1,762	(3,574)
Total comprehensive income	22,937	16,522
Cash dividends paid	(9,261)	(8,494)
Shares issued upon exercise of employee stock options	170	235
Shares issued from director stock purchase plan	282	299
Repurchases of shares	(3,264)	(2,850)
Total shareholders' equity as of end of period	$ 260,445	$ 247,551

The following table represents the Corporation's regulatory capital ratios as of September 30, 2000:

	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Chemical Financial Corporation-actual ratio	13.1%	25.4%	26.7%

Regulatory minimum ratio	3.0	4.0	8.0

Ratio considered "well capitalized" by regulatory agencies	5.0	6.0	10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at September 30, 2000 are high due to the Corporation holding $252 million in investment securities and other assets which are assigned a 0% risk rating, $608 million in assets, primarily investment securities, which are assigned a 20% risk rating and $531 million in residential real estate mortgages and other assets which are assigned a 50% risk rating. These three risk ratings (0%, 20% and 50%) represent 68% of the Corporation's total risk-based assets (including off-balance sheet items) as of September 30, 2000.

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

(b)

Reports on Form 8-K. During the three-month period ended September 30, 2000, one report on Form 8-K was filed by the Registrant under Item 5, Other Events. A report, dated and filed August 22, 2000, announced an agreement to acquire Shoreline Financial Corporation. In addition, a report was filed shortly after the end of the period covered by this report, dated and filed October 6, 2000, which announced the Registrants' intention to consolidate nine of its subsidiary banks into two subsidiary banking organizations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMICAL FINANCIAL CORPORATION

Date: November 9, 2000	By/s/Aloysius J. Oliver Aloysius J. Oliver Chief Executive Officer and President (Principal Executive Officer)

Date: November 9, 2000	By/s/Lori A. Gwizdala Lori A. Gwizdala Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998. Here incorporated by reference.

27	Financial Data Schedule.