Form 10-K
period 2000-12-31
CHEMICAL FINANCIAL CORP
filed 2001-03-26
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2000
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from __________ to __________.

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

Yes    X     No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 2001, was $381,895,118.

The number of shares outstanding of the registrant's Common Stock, $1 par value, at March 9, 2001, was 21,431,645.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2000, are incorporated by reference in Parts I and II (Items 1 and 5-8).
Portions of the registrant's definitive Proxy Statement for its April 16, 2001, annual shareholders' meeting are incorporated by reference in Part III (Items 10-13).

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about Chemical Financial Corporation itself. Words such as "anticipates," "believes," "estimates," "judgment," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, certain statements under the captions "Outlook" and "New Regulatory Developments" in Management's Discussion and Analysis are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, Chemical Financial Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in local and national economies. These are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

PART I

Item 1.  Business.

Chemical Financial Corporation ("Chemical" or the "Corporation") is a bank holding company. Chemical was organized under Michigan law in August 1973, and is headquartered in Midland, Michigan. Chemical was substantially inactive until June 30, 1974, when it acquired its lead subsidiary bank, Chemical Bank and Trust Company ("CB&T"), pursuant to a reorganization in which the former shareholders of CB&T became shareholders of Chemical. Throughout 2000, Chemical owned all of the outstanding stock of ten commercial banks and a data processing company, all located in Michigan, and operated each of the ten commercial banks as a separate subsidiary of Chemical. On December 31, 2000, the Corporation merged nine of its ten subsidiary banks into two, Chemical Bank and Trust Company, headquartered in Midland, and Chemical Bank West, headquartered in Cadillac. Chemical Bank South, headquartered in Marshall, remained a separate subsidiary. These internal consolidations are expected to provide the Corporation with back-room operating efficiencies.

On January 9, 2001, Chemical merged with Shoreline Financial Corporation ("Shoreline"), a one-bank holding company headquartered in Benton Harbor, Michigan. As of the effective date of the transaction, Shoreline had total assets of approximately $1.1 billion, total deposits of approximately $.8 billion and total loans of approximately $.8 billion. Shoreline operated 30 branch bank offices and 2 loan production offices in southwest Michigan. These offices will continue to provide financial services to communities in southwest Michigan through a separate subsidiary of Chemical. The transaction was accounted for as a pooling-of-interests business combination in which each share of Shoreline common stock was exchanged for .64 of a share of Chemical common stock on a tax-free basis. Chemical was the fifth largest bank holding company headquartered in Michigan as of the date of the merger. In connection with the merger, Chemical expects to incur, in the first quarter of 2001, pre-tax merger-related and restructuring charges of approximately $10 to $12 million. These costs will include those costs to be incurred in conjunction with the consolidation of nine of Chemical's ten banking subsidiaries into two on December 31, 2000.

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

The principal markets for these financial services are the communities within Michigan in which Chemical's subsidiaries are located and the areas surrounding these communities. As of December 31, 2000, Chemical and its subsidiaries served these markets through 88 banking offices in 56 communities, located in 24 counties, generally across the mid-section of Michigan. In addition to the full service banking offices, the subsidiary banks operated 95 automated teller machines, both on and off bank premises, as of December 31, 2000.

Subsequent to the consolidation on December 31, 2000, CB&T, which has its headquarters in Midland, is Chemical's lead subsidiary bank and accounted for 73% of total deposits and 70% of total loans of Chemical and its subsidiaries on a consolidated basis as of December 31, 2000. Chemical's banking subsidiaries' primary loan product, historically, has been residential real estate mortgages. As of December 31, 2000, these loans totaled $495 million, or 46% of consolidated total loans. During the three years ended December 31, 2000, Chemical's subsidiaries' generally sold residential real estate mortgages with fifteen year and greater original terms in the secondary mortgage market. Chemical originated approximately $20 million of residential mortgage loans during 2000 which were sold in the secondary mortgage market, compared to $46 million and $118 million in residential mortgage loans originated and sold during 1999 and 1998, respectively. The decline in the origination of long-term fixed interest rate loans in 2000 resulted from the increase in interest rates during most of 2000. Historically, as interest rates increase more customers choose balloon mortgage products. The significant increase in the origination of long-term fixed interest rate loans in 1998 was attributable to the significant decline in residential mortgage interest rates and the resultant increase in the refinancing of existing residential mortgages.

The principal sources of revenues for Chemical are interest and fees on loans, which accounted for 57% of total revenues in 2000, 56% of total revenues in 1999 and 54% of total revenues in 1998. Interest on investment securities is also a significant source of revenue, accounting for 27% of total revenues in 2000, 30% in 1999 and 31% in 1998. Chemical has no foreign loans, assets or activities. No material part of the business of Chemical or its subsidiaries is dependent upon a single customer or very few customers, the loss of which would have a materially adverse effect on Chemical.

The business of banking is highly competitive. In addition to competition from other commercial banks, banks face significant competition from nonbank financial institutions. Savings associations and credit unions compete aggressively with commercial banks for deposits and loans, and credit unions and finance companies are particularly significant factors in the consumer loan market. Banks compete for deposits with a broad range of other types of investments, the most significant of which over the past few years have been mutual funds and annuities. Insurance companies and investment firms are also significant competitors for customer deposits. In response to this increased competition for customers' bank deposits, the Corporation's subsidiary banks, through "CFC Investment Centers," offer a broad array of mutual funds, annuity products and market securities through alliances with Met Life Investors (previously named Security First Group) and Nathan & Lewis Securities, Inc. Brokerage Services. The CFC Investment Centers offer customers a complete spectrum of investment products and service capabilities. In addition, the Trust Department of Chemical Bank and Trust Company offers customers a variety of investment products and services. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on borrowings and fees charged for services) and service (convenience and quality of services rendered to customers).

Banks and bank holding companies are extensively regulated. Chemical's subsidiary banks are all chartered by the State of Michigan and supervised and regulated by the Michigan Office of Financial and Insurance Services, Division of Financial Institutions. Effective with the consolidation of nine of its subsidiary banks into two on December 31, 2000, Chemical Bank and Trust Company, the Corporation's lead subsidiary bank, is the only bank subsidiary of Chemical that is a member of the Federal Reserve System and is also supervised, examined and regulated by the Federal Reserve System. The other two state non-member banks are also regulated by the Federal Deposit Insurance Corporation ("FDIC"). Deposits of all of Chemical's bank subsidiaries are insured by the FDIC to the extent provided by law.

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

The Gramm-Leach-Bliley Act of 1999 ("1999 Act") was enacted on November 12, 1999. The 1999 Act resulted in sweeping reform of federal regulation of financial services. The 1999 Act largely removed the restrictions that previously prevented affiliations among banks, securities firms, and insurance companies and provides for a system of functional regulation of the financial services industry. Among other provisions, the 1999 Act:
•	Repeals the restrictions on banks affiliating with securities firms contained in the depression-era Glass-Steagall Act.

•

Creates a new "financial holding company." A financial holding company may engage in a statutory list of financial activities, including insurance underwriting and agency activities, securities underwriting and brokerage activities, merchant banking, and insurance company portfolio investment activities. Other activities that are "complementary" to financial activities, a category to be defined by regulation, are also authorized for financial holding companies.

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

•

Requires financial institutions to disclose their privacy policy to consumers by July 1, 2001 and provides protections to consumers against the transfer and use of nonpublic personal information by financial institutions.

•

Requires that agreements between banks and non-governmental entities in connection with the Community Reinvestment Act be disclosed to the public, and that community groups that receive funds from banks in excess of defined thresholds disclose how those funds are used.

Although the 1999 Act repeals certain pre-existing statutory barriers to cross-industry affiliations and provides a structural framework for achieving the 1999 Act's purposes, certain details of implementing the changes authorized by the 1999 Act will be the subject of regulations to be adopted in the future by the Board of Governors and the Federal Reserve System, the Securities and Exchange Commission, and other relevant federal agencies.

To recharacterize itself as a financial holding company and to avail itself of the broader powers permitted for financial holding companies, a bank holding company must meet certain regulatory standards for being "well capitalized", "well-managed" and "satisfactory" in its Community Reinvestment Act compliance. The Corporation became a financial holding company in 2000, but as of December 31, 2000 had not availed itself of new provisions provided in the 1999 Act.

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

The recapitalization of the Savings Association Insurance Fund ("SAIF") was accomplished through the enactment of The Deposit Insurance Funds Act of 1996 (the "Funds Act") on September 30, 1996. This legislation authorized the Financing Corporation ("FICO") to impose periodic assessments on depository institutions that are members of the BIF, in addition to institutions that are members of the SAIF. The purpose of these periodic assessments is to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until the change in the law, only SAIF-member institutions bore the cost of funding these interest payments. The FICO assessment on BIF insured deposits for years 1998-1999 was 1.296 cents for every $100 of domestic deposits. For this same period, the SAIF insured institutions' FICO assessment rate was 6.44 cents for every $100 of domestic deposits. Beginning in the year 2000 until 2017, the FICO assessment for both BIF and SAIF insured deposits was established at 2.43 cents for every $100 of domestic deposits, representing an 87.5% increase in the FICO assessment of BIF insured deposits, compared to the rate assessed in 1999.

FDIC premiums were $.3 million in 2000, compared to $.2 million in 1999 and $.2 million in 1998 and consisted almost exclusively of the FICO assessment in each of these years.

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

Banks are subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, consistent with the safe and sound operation of the institution. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to: (1) obtain deposit insurance coverage for a newly chartered institution, (2) establish a new branch office that will accept deposits, (3) relocate an office, or (4) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve Board will assess the CRA compliance record of each subsidiary bank of the applicant bank holding company, and such compliance records may be the basis for denying the application.

Bank holding companies may acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law. Banks may establish interstate branch networks through acquisitions of other banks. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law.

Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Michigan Office of Financial and Insurance Services, Division of Financial Institutions, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

On March 24, 2000, the Corporation completed the acquisition of two branch bank offices from Old Kent Bank located in Evart and Morrice, Michigan. The branches had total deposits of approximately $15 million and $10 million, respectively, as of the acquisition date. The offices became branch offices of existing bank subsidiaries.

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

In November 1998, the Corporation's subsidiary headquartered in Marshall, Michigan ("Chemical Bank South") purchased a branch bank office in Albion, Michigan from Great Lakes National Bank Michigan. The branch had total deposits of approximately $11 million as of the acquisition date. Chemical Bank South consolidated its bank operations at 1408 N. Eaton Street in Albion with the newly acquired branch bank office.

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

At December 31, 2000, Chemical was the fifth largest bank holding company headquartered in Michigan, measured by total assets, and together with its subsidiaries employed a total of 943 full-time equivalent employees.

The information under the following captions in the registrant's Annual Report to Shareholders for the year ended December 31, 2000, further describes the business of Chemical and is here incorporated by reference (tables are included under the caption "Management's Discussion and Analysis"):
Caption	Pages

Table 2. Average Balances, Tax Equivalent Interest and
Effective Yields and Rates	7
Table 3. Volume and Rate Variance Analysis	9
Note C - Investment Securities	26-27
Table 8. Maturities and Yields of Investment Securities
at December 31, 2000	15
Table 9. Summary of Investment Securities	15
Table 4. Summary of Loans and Loan Loss Experience	9
Table 5. Comparison of Loan Maturities and Interest Sensitivity	11
Table 6. Nonperforming Assets	11
Note D - Loans	27
Table 7. Allocation of the Allowance For Loan Losses	12
Management's Discussion and Analysis subheadings:
"Net Interest Income," "Loans," "Nonperforming
Assets," "Provision and Allowance For Loan Losses" and "Liquidity
and Interest Sensitivity"	6-17
Table 11. Maturity Distribution of Time Deposits of $100,000 or More	16
Five-Year Summary of Selected Financial Data	3

Item 2.  Properties.

The executive offices of Chemical, the main office of CB&T and Chemical's data processing subsidiary are located in a three story, approximately 74,000 square foot, office building in downtown Midland, which is 100% owned by CB&T.

Chemical's subsidiary banks conduct business from a total of 88 banking offices as of December 31, 2000. These offices are located throughout the mid-section of Michigan. Of the banking offices, 86 are owned by the subsidiary banks and 2 are leased from independent parties with remaining lease terms of two years and three months to eight years and nine months. This leased property is considered insignificant.

Item 3.  Legal Proceedings.

Chemical's subsidiaries are parties, as plaintiff or defendant, to a number of legal proceedings, none of which is considered material, and all of which arose in the ordinary course of their operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

Chemical held a special meeting of shareholders on December 18, 2000. At that meeting, the shareholders considered and voted upon (1) a proposal to amend Chemical's Restated Articles of Incorporation to increase the number of shares of authorized capital stock to 30 million shares, and (2) a proposal to approve and adopt the Agreement and Plan of Merger with Shoreline Financial Corporation. Both proposals were approved as follows:
		Votes Cast
	For	Against	Abstain	Broker Non-Votes
Increase Authorized Capital	10,106,876	205,245	24,358	0
Merger with Shoreline Financial Corporation	10,183,478	117,642	35,359	0

Supplemental Item. Executive Officers of the Registrant.

Biographical information concerning Chemical's executive officers who are not directors or nominated for election to the Board of Directors, as of December 31, 2000, is presented below. Executive officer appointments are made or reaffirmed annually at the organizational meeting of the Board of Directors. At its regular meetings, the Board may also make other executive officer appointments.

On December 31, 2000, Chemical consolidated nine of its ten wholly owned subsidiary banks into two subsidiary bank organizations as follows. Chemical Bank Michigan, Chemical Bank Bay Area, Chemical Bank Thumb Area and Chemical Bank Key State were consolidated into Chemical Bank and Trust Company ("CB&T"), headquartered in Midland, and Chemical Bank Montcalm, Chemical Bank Central and Chemical Bank North were consolidated into Chemical Bank West, headquartered in Cadillac. Chemical Bank South, headquartered in Marshall, and CFC Data Corp, Chemical's data processing subsidiary, remained separate subsidiaries of Chemical as of December 31, 2000.

Bruce M. Groom, age 59, is Senior Vice President and Senior Trust Officer of CB&T. He joined CB&T on April 29, 1985 as Senior Vice President and was promoted to Senior Trust Officer in May 1986. Mr. Groom served on the Board of Chemical Bank Central, from February 1989 to December 2000. Mr. Groom is an attorney. Mr. Groom is a member of the Executive Management Committee of Chemical.

Lori A. Gwizdala, age 42, is Senior Vice President, Chief Financial Officer and Treasurer of Chemical. She joined Chemical as Controller on January 1, 1985 and was named Chief Financial Officer in May 1987, Senior Vice President in February 1991 and Treasurer in April 1994. Ms. Gwizdala has served as Secretary to the Board of Directors of CFC Data Corp since May 1986, a director of Chemical Bank Bay Area from January 1993 to December 2000 and a director of Chemical Bank Thumb Area from July 1996 to December 2000. Ms. Gwizdala is a certified public accountant. Ms. Gwizdala is a member of the Executive Management Committee of Chemical.

William C. Lauderbach, age 58, is Senior Vice President and Investment Officer of CB&T. He joined CB&T as a Trust Officer on July 2, 1973, was promoted to Vice President and Trust Officer in March 1980, Investment Officer in January 1985 and Senior Vice President in February 1991. Mr. Lauderbach has served on the Board of Directors of Chemical Bank South since 1989. Mr. Lauderbach is a member of the Executive Management Committee of Chemical.

David B. Ramaker, age 45, is President and Chief Executive Officer of CB&T and Executive Vice President and Secretary of Chemical. He joined CB&T as Vice President on November 29, 1989. Mr. Ramaker became President of Chemical Bank Key State in October 1993. Mr. Ramaker became President and member of the Board of Directors of CB&T in September 1996 and Executive Vice President and Secretary to the Board of Chemical and Chief Executive Officer of CB&T on January 1, 1997. Mr. Ramaker served as a director of Chemical Bank Key State from October 1993 to December 2000.

Mr. Ramaker served on the Boards of Directors of Chemical Bank Montcalm (also Chairman), Chemical Bank Central (also Chairman), Chemical Bank North (also Chairman), Chemical Bank West (also Chairman) from December 1996 to April 2000. Mr. Ramaker served on the Board of Directors for Chemical Bank Bay Area (also Chairman) from December 1996 to December 2000. In April 2000, Mr. Ramaker joined the Board of Directors of Chemical Bank South. In April 2000, Mr. Ramaker joined the Boards of Directors of Chemical Bank Michigan (also Chairman) and Chemical Bank Thumb Area until December 2000. Mr. Ramaker was reappointed to the Board of Directors of Chemical Bank West on January 18, 2001. Mr. Ramaker has served as a director of CFC Data Corp since 1999. Mr. Ramaker is a member of the Executive Management Committee of Chemical.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.

The information under the heading "Market for Chemical Financial Corporation Common Stock and Related Shareholder Matters" on page 36 of the registrant's Annual Report to Shareholders for the year ended December 31, 2000, is here incorporated by reference.

Item 6.  Selected Financial Data.

The information under the caption "Five-Year Summary of Selected Financial Data" on page 3 and the sub-heading "Financial Highlights" of "Management's Discussion and Analysis" on pages 4 through 6 of the registrant's Annual Report to Shareholders for the year ended December 31, 2000, is here incorporated by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information under the heading "Management's Discussion and Analysis" on pages 4 through 18 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 2000, is here incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information under the sub-heading "Liquidity and Interest Sensitivity" of "Management's Discussion and Analysis" on pages 14 through 17 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 2000, is here incorporated by reference.

Item 8.  Financial Statements and Supplementary Data.

The financial statements, notes, and independent auditors' report on pages 19 through 35 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 2000, is here incorporated by reference.

The information under the caption "Supplemental Quarterly Financial Information (Unaudited)" on page 36 of the registrant's Annual Report to Shareholders for the year ended December 31, 2000, is here incorporated by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information set forth under the captions "Nominees for Election to Serve Until the Annual Meeting of Shareholders in 2002" on pages 2 and 3 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 12 in the registrant's definitive Proxy Statement for its April 16, 2001 annual meeting of shareholders is here incorporated by reference.

Item 11.  Executive Compensation.

The information set forth under the caption "Compensation of Executive Officers and Directors" on pages 7 through 10 in the registrant's definitive Proxy Statement for its April 16, 2001 annual meeting of shareholders is here incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the caption "Voting Securities" on pages 4 through 5 in the registrant's definitive Proxy Statement for its April 16, 2001 annual meeting of shareholders is here incorporated by reference.

Item 13.  Certain Relationships and Related Transactions.

The information set forth under the caption "Certain Relationships and Related Transactions" on page 12 in the registrant's definitive Proxy Statement for its April 16, 2001 annual meeting of shareholders is here incorporated by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)       (1)        Financial Statements. The following financial statements and independent auditors' report of Chemical Financial Corporation and its subsidiaries are filed as part of this report:

Consolidated Statements of Financial Position-December 31, 2000 and 1999
Consolidated Statements of Income for each of the three years in the period ended December 31, 2000
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000
Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2000
Notes to Consolidated Financial Statements
Report of Independent Auditors dated January 16, 2001

The financial statements, the notes to financial statements, and the independent auditors' report listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2000.

                    (2)        Financial Statement Schedules. None

                    (3)        Exhibits. The following exhibits are filed as part of this report:
Number	Exhibit

2.1

Agreement and Plan of Merger with Shoreline Financial Corporation. Previously filed as Appendix A to the Prospectus and Joint Proxy Statement filed as part of the registrant's Registration Statement on Form S-4 filed with the Commission on October 27, 2000. Here incorporated by reference.

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 4.2 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

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

10.3	Chemical Financial Corporation Deferred Compensation Plan for Directors.*

Number	Exhibit

10.4

Chemical Financial Corporation Supplemental Pension Plan.* Previously filed as Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission on March 22, 1999. Here incorporated by reference.

10.5	Retirement Agreement.*

11	Computation of Per Share Earnings.

13	2000 Annual Report to Shareholders.

21	Subsidiaries.

23	Consent of Independent Auditors, Ernst & Young LLP.

24	Powers of Attorney.

99.1	Chemical Financial Corporation 401(k) Savings Plan Financial Statements, Notes and Supplemental Schedule.

99.2	Chemical Financial Corporation 1998 Stock Purchase Plan for Subsidiary Directors Audited Financial Statements.
_____________________

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

          (b)        Reports on Form 8-K. The following reports on Form 8-K were filed during the last quarter of the year covered by this Annual Report on Form 10-K.
Date	Items Reported	Financial Statements
October 6, 2000	5, 7	None
December 14, 2000	7, 9	None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHEMICAL FINANCIAL CORPORATION

March 26, 2001	s/ Aloysius J. Oliver
Aloysius J. Oliver President and Chief Executive Officer

March 26, 2001	s/ Lori A. Gwizdala
Lori A. Gwizdala Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
March 26, 2001	s/ Aloysius J. Oliver
Aloysius J. Oliver President and Chief Executive Officer and Director (Principal Executive Officer)

March 26, 2001	*s/ J. Daniel Bernson
J. Daniel Bernson Director

March 26, 2001	*s/ James A. Currie
James A. Currie Director

March 26, 2001	*s/ Michael L. Dow
Michael L. Dow Director

March 26, 2001	s/ Lori A. Gwizdala
Lori A. Gwizdala Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

March 26, 2001	*s/ L. Richard Marzke
L. Richard Marzke Director

March 26, 2001	*s/ Terence F. Moore
Terence F. Moore Director

March 26, 2001	*s/ Alan W. Ott
Alan W. Ott Chairman of the Board and Director

March 26, 2001	*s/ Frank P. Popoff
Frank P. Popoff Director

March 26, 2001	*s/ Lawrence A. Reed
Lawrence A. Reed Director

March 26, 2001	*s/ Dan L. Smith
Dan L. Smith Director

March 26, 2001
William S. Stavropoulos Director

*By	s/ Lori A. Gwizdala
Lori A. Gwizdala Attorney-in-Fact

EXHIBIT INDEX
Number	Exhibit

2.1

Agreement and Plan of Merger with Shoreline Financial Corporation. Previously filed as Appendix A to the Prospectus and Joint Proxy Statement filed as part of the registrant's Registration Statement on Form S-4 filed with the Commission on October 27, 2000. Here incorporated by reference.

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 4.2 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

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

10.3	Chemical Financial Corporation Deferred Compensation Plan for Directors.*

10.4

Chemical Financial Corporation Supplemental Pension Plan.* Previously filed as Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission on March 22, 1999. Here incorporated by reference.

10.5	Retirement Agreement.*

11	Computation of Per Share Earnings.

13	2000 Annual Report to Shareholders.

21	Subsidiaries.

23	Consent of Independent Auditors, Ernst & Young LLP.

24	Powers of Attorney.

99.1	Chemical Financial Corporation 401(k) Savings Plan Financial Statements, Notes and Supplemental Schedule.

99.2	Chemical Financial Corporation 1998 Stock Purchase Plan for Subsidiary Directors Audited Financial Statements.
_____________________

* These agreements are management contracts or compensation or arrangements required to be filed as Exhibits to this Form 10-K.