Form 10-Q
period 2001-03-31
CHEMICAL FINANCIAL CORP
filed 2001-05-15
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001, OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

333 East Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

(517) 839-5350 (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes    X      No

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of May 10, 2001, was 21,431,912 shares.

INDEX

CHEMICAL FINANCIAL CORPORATION
FORM 10-Q

		Page

FORWARD-LOOKING STATEMENTS		3

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2000)

	Consolidated Statement of Income for the Three Months Ended March 31, 2001 and March 31, 2000	4

	Consolidated Statement of Financial Position as of March 31, 2001, December 31, 2000 and March 31, 2000	5

	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2001 and March 31, 2000	6

	Notes to Consolidated Financial Statements	7-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21-22

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	23

SIGNATURES		24

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

Risk Factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; completion of acquisitions and integration of acquired companies and changes in the national economy. These are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Income (Unaudited)

	Three Months Ended March 31
	2001	2000
	(In thousands, except per share amounts)

INTEREST INCOME
Interest and fees on loans	$38,204	$34,568
Interest on investment securities:
Taxable	12,554	12,987
Tax-exempt	888	872
Total interest on securities	13,442	13,859
Interest on federal funds sold	1,847	1,573
Interest on deposits with unaffiliated banks	59	220
TOTAL INTEREST INCOME	53,552	50,220
INTEREST EXPENSE
Interest on deposits	21,414	19,872
Interest on other borrowings	958	758
Interest on FHLB advances	1,701	1,405
TOTAL INTEREST EXPENSE	24,073	22,035
NET INTEREST INCOME	29,479	28,185
Provision for loan losses	405	216
NET INTEREST INCOME after provision for
loan losses	29,074	27,969
NONINTEREST INCOME
Trust services revenue	1,622	1,595
Service charges on deposit accounts	2,763	2,415
Other charges and fees for customer services	1,651	1,511
Gains on sales of loans	537	114
Investment securities gains	140	24
Other	309	244
TOTAL NONINTEREST INCOME	7,022	5,903
OPERATING EXPENSES
Salaries, wages and employee benefits	11,515	11,304
Occupancy	1,760	1,702
Equipment	1,667	1,636
Other	4,839	5,074
Merger and consolidation charge	9,167
TOTAL OPERATING EXPENSES	28,948	19,716
INCOME BEFORE INCOME TAXES	7,148	14,156
Federal income taxes	3,259	4,528
NET INCOME	$3,889	$9,628

NET INCOME PER SHARE (Basic)	$18	$.45
(Diluted)	$.18	$.45
Cash dividends per share	$.24	$.22
See accompanying notes to consolidated financial statements

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Financial Position

	March 31, 2001	December 31, 2000	March 31, 2000
	(Unaudited)		(Unaudited)
		(In thousands)
ASSETS
Cash and demand deposits due from banks	$104,128	$139,205	$104,904
Federal funds sold	134,625	108,325	113,595
Interest bearing deposits with unaffiliated banks	11,816	5,083	6,252
Investment securities:
Available for sale (at estimated market value)	663,059	641,473	685,937
Held to maturity (estimated market value-$225,920 at 3/31/01, $236,960 at 12/31/00, $263,695 at 3/31/00)	220,435	234,009	265,833
Total investment securities	883,494	875,482	951,770
Loans:
Commercial and agricultural	292,661	288,885	292,818
Real estate construction	91,207	88,822	66,477
Real estate commercial	318,278	311,842	267,944
Real estate residential	772,574	795,088	737,474
Consumer	397,452	363,993	354,019
Total loans	1,872,172	1,848,630	1,718,732
Less: Allowance for loan losses	27,264	26,883	26,260
Net loans	1,844,908	1,821,747	1,692,472
Premises and equipment	37,870	38,156	38,938
Intangible assets	20,929	20,702	23,174
Other assets	33,533	38,688	39,730
TOTAL ASSETS	$3,071,303	$3,047,388	$2,970,835

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$376,504	$401,938	$370,679
Interest-bearing	2,101,166	2,041,217	2,084,907
Total deposits	2,477,670	2,443,155	2,455,586
FHLB advances	114,185	116,806	88,456
Other borrowings	91,898	104,451	67,363
Interest payable and other liabilities	25,190	25,066	27,727
Total liabilities	2,708,943	2,689,478	2,639,132
Shareholders' equity:
Common stock, $1 par value:
Authorized -- 30,000,000 shares
Issued and outstanding -- 21,431,912 shares, 21,401,851
shares, and 21,429,814 shares, respectively	21,432	21,402	21,430
Surplus	258,868	257,853	251,593
Retained earnings	74,270	75,524	65,841
Accumulated other comprehensive gain (loss)	7,790	3,131	(7,161)
Total shareholders' equity	362,360	357,910	331,703
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$3,071,303	$3,047,388	$2,970,835

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31
	2001	2000
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,889	$ 9,628
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	405	216
Gains on sales of loans	(537)	(113)
Investment securities gains	(140)	(24)
Provision for depreciation and amortization	1,825	1,673
Net amortization of investment securities	222	245
Net decrease in accrued income and other assets	2,830	1,294
Net increase in interest payable and other liabilities	395	2,191
Net Cash Provided by Operating Activities	8,889	15,110

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash and cash equivalents assumed in acquisition of branch offices		22,802
Net decrease in certificates of deposit with unaffiliated banks	5,000
Proceeds from maturities of securities available for sale	60,964	68,303
Proceeds from sales of securities available for sale	21,477	24,687
Purchases of securities available for sale	(96,959)	(145,767)
Proceeds from maturities of securities held to maturity	13,519	32,923
Purchases of securities held to maturity		(43,285)
Proceeds from sales of loans	41,326	7,599
Net loan originations, excluding sales	(65,271)	(15,034)
Purchases of premises and equipment	(961)	(2,898)
Net Cash Used in Investing Activities	(20,905)	(50,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts and
savings accounts	27,411	41,480
Net increase in certificates of deposit and other time deposits	7,104	34,623
Net decrease in short-term borrowings Proceeds from issuance of long-term debt	(12,553)	(15,459 20,000)
Principal payments on long-term debt	(2,621)	(42,591)
Cash dividends paid	(5,162)	(4,739)
Proceeds from shares issued	793	531
Repurchases of common stock		(2,059)
Net Cash Provided By Financing Activities	14,972	31,786

Net Increase (Decrease) in Cash and Cash Equivalents	2,956	(3,774)
Cash and cash equivalents at beginning of year	247,613	228,525
Cash and Cash Equivalents at End of Period	$ 250,569	$ 224,751

Supplemental disclosures of cash flow information:
Interest paid on deposits, short-term borrowings and long-term debt	$ 24,372	$ 21,820
Federal income taxes paid		510

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2001

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (the
" Corporation") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

Certain prior year amounts have been reclassified to place them on a basis comparable with the current period's financial statements.

Earnings Per Share

All earnings per share amounts have been presented to conform to the requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic earnings per share excludes any dilutive effect of stock options. Basic earnings per share for the Corporation is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the Corporation is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the dilutive effect of outstanding employee stock options.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2001

Earnings Per Share (Continued)

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per share computations:

	Three Months Ended March 31
	2001	2000
	(In thousands)
Numerator for both basic and diluted earnings
per share, net income	$ 3,889	$ 9,628

Denominator for basic earnings per share,
average outstanding common shares	21,421	21,422
Potential dilutive shares resulting from
employee stock option plans	47	83
Denominator for diluted earnings per share	21,468	21,505

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2001

Comprehensive Income

The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 2001 and 2000 are as follows (in thousands of dollars):

	Three Months Ended March 31
	2001	2000
Net income	$ 3,889	$ 9,628
Change in unrealized net gains
(losses) on investment securities
available for sale	4,659	(1,323)
Comprehensive income	$ 8,548	$ 8,305

The components of accumulated other comprehensive income (loss), net of related tax, at March 31, 2001, December 31, 2000 and March 31, 2000 are as follows (in thousands of dollars):

	March 31, 2001	December 31, 2000	March 31, 2000

Unrealized net gains (losses) on investment
securities available for sale	$ 7,790	$ 3,131	$ (7,161)
Accumulated other comprehensive gain (loss)	$ 7,790	$ 3,131	$ (7,161)

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2001

Operating Segment

Under the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, it is management's opinion that the Corporation operates in a single operating segment -- commercial banking. The Corporation is a bank holding company that operates four commercial banks and a data processing company, each as a separate subsidiary of the Corporation. The Corporation's four commercial bank subsidiaries operate as community banks and offer a full range of commercial banking and fiduciary products and services to the residents and business customers in their geographical market areas. The products and services offered by the commercial bank subsidiaries are generally consistent throughout the Corporation. Each of the Corporation's commercial bank subsidiaries operates within the state of Michigan. The marketing of products and services throughout the Corporation's subsidiary banks is generally uniform, as many of the markets served by the subsidiaries overlap. The distribution of products and services is uniform throughout the Corporation's commercial bank subsidiaries and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products. The commercial bank subsidiaries are state chartered commercial banks and operate under the same banking regulations. The data processing subsidiary primarily performs data processing functions for the Corporation's commercial bank subsidiaries.

Other

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), became effective for the Corporation on January 1, 2001. SFAS 133 standardizes the accounting for derivative instruments by requiring the recognition of those items as assets or liabilities in the statement of financial position and measuring them at fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 had no effect upon adoption and is not currently expected to have any effect on the financial position, liquidity or results of operations of the Corporation. As of March 31, 2001, the Corporation held no derivative financial instruments.

The Corporation paid a 5% stock dividend on January 21, 2000. All per share amounts included in this report have been adjusted for that stock dividend.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2001

NOTE B:	LOANS AND NONPERFORMING ASSETS

The following summarizes loans and nonperforming assets at the dates indicated (in thousands of dollars):

	March 31, 2001	December 31, 2000	March 31, 2000
Loans:
Commercial	$292,661	$288,885	$292,818
Real estate construction	91,207	88,822	66,477
Real estate commercial	318,278	311,842	267,944
Real estate residential	772,574	795,088	737,474
Consumer	397,452	363,993	354,019
Total Loans	$1,872,172	$1,848,630	$1,718,732

Nonperforming assets:
Nonaccrual loans	$6,954	$7,268	$3,270
Loans 90 days or more past due and
still accruing interest	981	1,406	872
Restructured loans		17	22
Total Nonperforming Loans	7,935	8,691	4,164
Repossessed assets acquired (1)	1,018	840	415
Total Nonperforming Assets	$8,953	$9,531	$4,579

_____________________

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure, and other property held for sale.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2001

NOTE C:	ALLOWANCE FOR LOAN LOSSES

The following summarizes the changes in the allowance for loan losses (in thousands of dollars):

	Three Months Ended March 31
	2001	2000
Allowance for Loan Losses
Balance as of January 1	$ 26,883	$ 26,174
Provision for loan losses	405	216

Gross loans charged-off	(172)	(319)
Gross recoveries of loans previously charged-off	148	189
Net loans charged-off	(24)	(130)

Balance as of end of period	$ 27,264	$ 26,260

Impaired loans as of March 31, 2001 and 2000 were $4,332,000 and $6,214,000, respectively. The allowance for impaired loans was $1,100,000 and $932,000, as of March 31, 2001 and 2000, respectively.

NOTE D:	ACQUISITIONS AND PENDING ACQUISITIONS

On March 23, 2001, the Corporation announced the agreement with Fifth Third Bank and Old Kent Bank to acquire four branch offices in Holland, Zeeland, Grand Haven and Fremont, Michigan. The branches have combined deposits of approximately $150 million. The transaction will also involve the acquisition of $100 million of loans associated with the branches. Sale of the branches by Fifth Third Bank and Old Kent Bank resulted as a Department of Justice condition of the acquisition by Fifth Third Bancorp of Old Kent Financial Corporation. The branch sale is contingent upon approval of the branch transaction by state and federal banking regulators. It is anticipated that the transaction will be closed during the summer of 2001.

On January 9, 2001, the Corporation merged with Shoreline Financial Corporation ("Shoreline"), a one-bank holding company headquartered in Benton Harbor, Michigan. As of the effective date of the transaction, Shoreline had total assets of approximately $1.1 billion, total deposits of approximately $.8 billion and total loans of approximately $.8 billion. Shoreline operated 30 branch banking offices and 2 loan production offices in southwest Michigan. The Corporation is operating

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2001

Shoreline through a separate subsidiary of the Corporation, Chemical Bank Shoreline, with its headquarters remaining in Benton Harbor. The Corporation issued approximately 7.4 million shares for all of the outstanding stock of Shoreline. The transaction was accounted for as a pooling-of-interests business combination and, therefore, all prior period amounts included herein have been restated to include Shoreline as if it had always been a subsidiary of the Corporation.

On December 31, 2000, the Corporation completed the consolidation of nine of its eleven banking subsidiaries into two.

The Corporation recorded merger related and consolidation expenses of $9.2 million in the first quarter of 2001. These expenses were included as a separate line item in operating expenses in the first quarter of 2001. These charges were recorded in connection with the completion of the merger of the Corporation and Shoreline on January 9, 2001 and the consolidation of nine of the Corporation's eleven subsidiary banks effective December 31, 2000. The table below provides details on the merger related and consolidation charge recorded in the first quarter of 2001. Employee related expenses primarily include costs incurred related to employment contracts, a voluntary early retirement program and severance awards. Severance awards were granted to 36 employees whose positions were eliminated in the internal bank consolidation project and who elected not to accept another position within the Corporation. These payments will total less than 3% of the total merger and consolidation expenses, and are expected to be paid during the second quarter of 2001. Other expenses primarily include investment banking fees and other professional expenses incurred to complete the merger with Shoreline and the internal bank consolidations.

(in thousands)		Employee Related		Other		Total

Balances at January 1, 2001	$		$		$

Merger Related and Consolidation Expense		3,277		5,890		9,167

Cash Payments		(1,962)		(5,380)		(7,342)

Noncash Adjustments		(677)				(677

Balances at March 31, 2001		$638		$510		$1,148

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2001

On March 24, 2000, Chemical Bank West, a wholly owned bank subsidiary of the Corporation, headquartered in Cadillac, Michigan acquired a branch bank office in Evart, Michigan from Old Kent Bank Michigan. The branch bank office had approximately $15 million of deposits as of that date. The transaction was accounted for by the purchase method of accounting.

On March 24, 2000, Chemical Bank and Trust Company, a wholly owned bank subsidiary of the Corporation, headquartered in Midland, Michigan acquired a branch bank office in Morrice, Michigan from Old Kent Bank Michigan. The branch bank office had approximately $10 million of deposits as of that date. The transaction was accounted for by the purchase method of accounting.

NOTE E: OTHER

On May 1, 2001, the Corporation announced the signing of a letter of intent for the merger of Bank West Financial Corporation ("BWFC"), a holding company headquartered in Grand Rapids, Michigan, into the Corporation. BWFC is the parent company of Bank West, a Michigan stock savings bank, with total assets of approximately $279 million, total deposits of $179 million and total loans of $225 million, as of March 31, 2001. In the merger, shareholders of BWFC would receive $11.50 cash for each share of BWFC common stock in a taxable transaction. The total value of the transaction is estimated at $29.8 million. The proposed merger is subject to execution of a definitive agreement, approval by BWFC shareholders, approval by bank regulators, and other customary conditions.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

SUMMARY

The Corporation's net income was $3,889,000 in the first quarter of 2001, compared to net income of $9,628,000 during the first quarter of 2000. Earnings per share in the first quarter of 2001 were $.18, compared to earnings per share of $.45 in the first quarter of 2000. The decrease in net income during the first quarter of 2001, compared to the first quarter of 2000, was the result of non-recurring expenses of $7,076,000, on an after-tax basis, incurred to complete the merger with Shoreline Financial Corporation ("Shoreline") and the consolidation of nine of the Corporation's eleven bank subsidiaries into two.

Net operating income, excluding the after-tax non-recurring expenses, was $10,965,000, a 13.9% increase over net income in the first quarter of 2000, while operating earnings per share of $.51 was up 13.3% over net income per share of $.45 in the first quarter of 2000. The increases in net operating income and operating earnings per share during the first quarter of 2001 was the result of increases in both net interest income and noninterest income.

On an operating income basis, return on average assets was 1.46% and return on average equity was 12.7% in the first quarter of 2001, compared to 1.32% and 11.6%, respectively, in the first quarter of 2000.

Total assets were $3.07 billion as of March 31, 2001, up $24 million, or .8%, from total assets of $3.05 billion as of December 31, 2000, and up $100 million, or 3.4%, from total assets of $2.97 billion as of March 31, 2000.

Total loans increased $23.5 million, or 1.3%, from December 31, 2000, and increased $153.4 million, or 8.9%, from March 31, 2000 to $1.87 billion as of March 31, 2001. The Corporation experienced an increase in commercial and consumer loans from December 31, 2000 and an increase in real estate mortgage and consumer loans from March 31, 2000 to March 31, 2001.

Shareholders' equity increased $30.7 million, or 9.2%, from March 31, 2000, to $362.4 million as of March 31, 2001, or $16.91 per share, representing 11.8% of total assets. The increase was primarily attributable to retained net income.

RESULTS OF OPERATIONS

Net Interest Income

The Corporation's net interest income in the first quarter of 2001 was $29.48 million, a $1.29 million, or 4.6%, increase over the $28.19 million recorded in the first quarter of 2000. The increase in net interest income was due to an increase in loans and an overall increase in interest-earning assets, partially attributable to two branch acquisitions with deposits of approximately $25 million, during the twelve months ended March 31, 2001.

Average loans increased $149.7 million, or 8.8%, while average interest-earning assets increased $103.1 million, or 3.7%, in the first quarter of 2001, compared to the first quarter of 2000. The net interest margin increased to 4.27% in the first quarter of 2001 from 4.21% in the first quarter of 2000.

Noninterest Income

Noninterest income increased $1,119,000, or 19.0%, in the first quarter of 2001, compared to the first quarter of 2000. The increase was primarily due to increases in service charges on deposit accounts, other charges and fees for customer services, gains on the sale of loans, and investment securities gains. Service charges on deposit accounts increased $348,000, or 14.4%, primarily due to an increase in the fees assessed, while other charges and fees for customer services increased $140,000, or 9.3%. Gains on the sale of loans increased $423,000, or 371%, which resulted from a significant increase in the refinancing activity of residential mortgage loans, resulting from lower market interest rates. Investment securities gains increased $116,000, or 483%.

Provision for Loan Losses

The provision for loan losses reflects management's judgment of changing economic conditions, as well as increases and other changes in the subsidiary banks' loan portfolios. It is management's policy to control loan quality through a carefully structured review of loan requests. The provision for loan losses was $405,000 in the first quarter of 2001, compared to $216,000 in the first quarter of 2000. Net loan losses were $24,000 in the first quarter of 2001, compared to $130,000 in the first quarter of 2000. In assessing the adequacy of the allowance for loan losses (the "Allowance"), management believes that its historical experience confirms, in principle, its judgment in what is essentially a subjective decision. Based upon historical experience and a constant and consistent evaluation of risks in the loan portfolios, management believes that the Allowance is adequate.

Operating Expenses

The Corporation continued its cost control measures. Excluding the non-recurring merger and consolidation charges of $9,167,000, total operating expenses increased $65,000, or .3%, in the first quarter of 2001, compared to the first quarter of 2000. Salaries, wages and employee benefits increased $211,000, or 1.9%, occupancy and equipment expense, combined, increased $89,000, or 2.7%, and other operating expenses decreased $235,000, or 4.6%, during the first quarter of 2001, compared to the first quarter of 2000.

Income Tax Expense

Excluding the effect of the non-recurring merger and consolidation charges, the Corporation's effective federal income tax rate was 32.8% during the three months ended March 31, 2001, compared to 32% during the three months ended March 31, 2000. The Corporation is subject to the federal statutory income tax rate of 35%. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate primarily is a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses.

BALANCE SHEET CHANGES

Asset and Deposit Changes

Total assets increased $23.9 million, or .8%, from December 31, 2000 and increased $100.5 million, or 3.4%, from March 31, 2000 to $3.071 billion as of March 31, 2001. Total deposits increased $34.5 million, or 1.4%, from December 31, 2000 and increased $22.1 million, or .9%, from March 31, 2000 to $2.478 billion as of March 31, 2001.

Loans

The Corporation's philosophy is such that it will not compromise on loan quality and generally does not make loans outside its banking markets to increase its loan portfolio. In addition, the Corporation generally does not purchase participation loans, which is a method utilized by many financial institutions to increase the size of their loan portfolios.

Total loans as of March 31, 2001 were $1.872 billion, compared to $1.849 billion as of December 31, 2000 and $1.719 billion as of March 31, 2000.

Commercial loans increased $3.8 million, or 1.3%, from December 31, 2000, and decreased $.16 million, or .05%, from March 31, 2000 to $293 million as of March 31, 2001. Commercial loans represented 15.6%, 15.6% and 17.0% of the Corporation's loan portfolio as of March 31, 2001,

December 31, 2000 and March 31, 2000, respectively.

Real estate construction loans increased $2.4 million, or 2.7%, from December 31, 2000 and $24.7 million, or 37.2%, from March 31, 2000 to $91.2 million as of March 31, 2001. Real estate construction loans represented 4.9%, 4.8% and 3.9% of the Corporation's loan portfolio as of March 31, 2001, December 31, 2000 and March 31, 2000, respectively.

Commercial real estate loans increased $6.4 million, or 2.1%, from December 31, 2000 and $50.3 million, or 18.8%, from March 31, 2000 to $318.3 million as of March 31, 2001. Commercial real estate loans represented 17%, 16.9% and 15.6% of the Corporation's loan portfolio as of March 31, 2001, December 31, 2000 and March 31, 2000, respectively. Residential real estate loans decreased $22.5 million, or 2.8%, from December 31, 2000 and increased $35.1 million, or 4.8%, from March 31, 2000 to $773 million as of March 31, 2001. The decline from December 31, 2000 was due to the decrease in mortgage interest rates during the first quarter of 2001, which resulted in an increase in balloon type residential real estate loans being refinanced to longer-term fixed interest rate loans which were sold in the secondary market. Residential real estate loans represented 41.3%, 43% and 42.9% of the Corporation's loan portfolio as of March 31, 2001, December 31, 2000 and March 31, 2000, respectively.

Consumer loans increased $33.5 million, or 9.2%, from December 31, 2000, and increased $43.4 million, or 12.3%, from March 31, 2000 to $397.5 million as of March 31, 2001. The increase from December 31, 2000 was primarily the result of the Corporation's 2001 consumer loan promotion which began March 1, 2001. Consumer loans represented 21.2%, 19.7% and 20.6% of total loans as of March 31, 2001, December 31, 2000 and March 31, 2000, respectively.

The Corporation's total loan to deposit ratio as of March 31, 2001, December 31, 2000 and March 31, 2000 was 75.6%, 75.7% and 70%, respectively. Net loan losses during the three months ended March 31, 2001 were $24,000, compared to $130,000 during the three months ended March 31, 2000.

Nonperforming loans consist of loans which are past due for principal or interest payments by 90 days or more and are still accruing interest, loans for which the accrual of interest has been discontinued, and other loans which have been restructured to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $7.9 million as of March 31, 2001, $8.7 million as of December 31, 2000 and $4.2 million as of March 31, 2000, and represented .42%, .47% and .24% of total loans, respectively. The increase in nonperforming loans was attributable to one commercial loan relationship, totaling $4.3 million as of March 31, 2001, which became a nonaccrual loan during the second quarter of 2000.

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

The Corporation measures impairment on all large balance nonaccrual commercial and commercial real estate loans. Impaired loans totaled $4.3 million as of March 31, 2001, $4.7 million as of December 31, 2000 and $6.2 million as of March 31, 2000. Impaired loans as of each of these dates consisted primarily of one commercial loan relationship totaling $4.3 million. Shoreline had identified this loan as impaired as of March 31, 2000, although did not classify this loan as a nonaccrual loan until the second quarter of 2000. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Allowance was allocated to impaired loans as follows: $1.1 million as of March 31, 2001, $1.2 million as of December 31, 2000 and $.9 million as of March 31, 2000. The process of measuring impaired loans and allocation of the Allowance requires judgment and estimation, therefore the eventual outcome may differ from the estimates used on this loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans, and residential real estate loans.

The Allowance at March 31, 2001 was $27,264,000 and represented 1.46% of total loans, compared to $26,883,000, or 1.45% of total loans, at December 31, 2000 and $26,260,000, or 1.53% of total loans, at March 31, 2000.

Liquidity

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demands and deposit withdrawals and to capitalize on opportunities for business expansion. The banking subsidiaries' primary liquidity sources consist of investment securities, those maturing within one year and those classified as available for sale, loan payments and federal funds sold.

Capital Resources

As of March 31, 2001, shareholders' equity was $362.4 million, compared to $357.9 million as of December 31, 2000 and $331.7 million as of March 31, 2000, resulting in an increase of $4.5 million, or 1.2%, from December 31, 2000 and $30.7 million, or 9.2%, from March 31, 2000. Shareholders' equity as a percentage of total assets was 11.8% as of March 31, 2001, 11.7% as of December 31, 2000 and 11.2% as of March 31, 2000.

A statement of changes in shareholders' equity covering the three-month periods ended March 31, 2001 and March 31, 2000 follows (in thousands of dollars):

	Three Months Ended March 31
	2001	2000
Total shareholders' equity as of January 1	$ 357,910	$ 329,398
Comprehensive income:
Net income	3,889	9,628
Change in unrealized net gains (losses) on securities
available for sale	4,659	(1,323)
Total comprehensive income	8,548	8,305
Cash dividends paid	(5,162)	(4,739)
Shares issued from stock option and other plans	1,064	798
Repurchases of shares		(2,059)
Total shareholders' equity as of end of period	$ 362,360	$ 331,703

The following table represents the Corporation's regulatory capital ratios as of March 31, 2001:

	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Chemical Financial Corporation-actual ratio	11.1%	19.1%	20.3%

Regulatory minimum ratio	3.0	4.0	8.0

Ratio considered "well capitalized" by regulatory agencies	5.0	6.0	10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at March 31, 2001 are high due to the Corporation holding $328 million in investment securities and other assets which are assigned a 0% risk rating, $731 million in assets, primarily investment securities, which are assigned a 20% risk rating and $863 million in residential real estate mortgages and other assets which are assigned a 50% risk rating. These three risk ratings (0%, 20% and 50%) represented 61% of the Corporation's total risk-based assets (including off-balance sheet items) as of March 31, 2001.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained in the discussion regarding interest rate risk and sensitivity under the caption "Liquidity and Interest Sensitivity" on pages 16 through 17 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000 is here incorporated by reference. Such Annual Report was previously filed as Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

The Corporation does not believe that there has been a material change in the nature or categories of the Corporation's primary market risk exposures, or the particular markets that present the primary risk of loss to the Corporation, other than the addition of Federal Home Loan Bank borrowings, which the Corporation acquired as part of its merger with Shoreline in January 2001. These borrowings totaled $114.2 million, $116.8 million and $88.5 million as of March 31, 2001, December 31, 2000 and March 31, 2000, respectively. These borrowings were incurred in the ordinary course of business and are not expected to materially change the Corporation's market risk exposure regarding interest rate risk. As of the date of this report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Corporation manages its primary market risk exposures, as described in the sections of its Annual Report to Shareholders incorporated by reference in response to this item, have not changed materially during the current year. As of the date of this report, the Corporation does not expect to make material changes in those methods in the near term. The Corporation may change those methods in the future to adapt to changes in circumstances or to implement new techniques. The calculation described in the Corporation's Annual Report to Shareholders forecasting the Corporation's net interest income sensitivity, as of December 31, 2000 was revised to include Shoreline. A description of the calculation and the results follows. As of December 31, 2000, the Corporation's projected change in net interest income during the next twelve months assuming all market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points over the same time period was calculated. These projections were based on the Corporation's assets and liabilities remaining static over the next twelve months, while factoring in residential mortgage loan and certain consumer loan prepayments. Mortgage loan prepayment assumptions were developed from industry averages of prepayment speeds, adjusted for the historical prepayment performance of the Corporation's own loans.

Summary information about the interest rate risk measures, described above, at December 31, 2000 follows:

Year-End 2000 12 Month Projection

Interest Rate Change
Projection (in basis points)	-200	-100	0	+100	+200
Percent change in net
interest income vs.	2.7%	1.3%	-	(1.3)%	(2.4)%
constant rates

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

	Exhibit Number	Document

	3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

	3.2	Bylaws. Previously filed as Exhibit 4.2 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

(b)	Reports on Form 8-K. During the three-month period ended March 31, 2001, the following reports were filed on Form 8-K:

Date	Item Reported	Financial Statements
January 10, 2001	7(c), 9	None
January 16, 2001	7(c), 9	None
January 24, 2001	2, 7(a)-(c)	Audited balance sheets as of 12/31/99 and 12/31/98*
Unaudited balance sheet as of 9/30/00*
Audited income statements and cash flow statements for each of the three years in the period ended 12/31/99*
Unaudited income statement and cash flow statement for the nine month period ended 9/30/00*
Unaudited Pro Forma balance sheet as of 9/30/00*
Unaudited Pro Forma income statements for each of the three years in the period ended 12/31/99*
Unaudited Pro Forma income statements for the nine- month periods ended 9/30/00 and 9/30/99*
March 23, 2001	7(c), 9	None

*Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMICAL FINANCIAL CORPORATION

Date: May 14, 2001	By/s/Aloysius J. Oliver
Aloysius J. Oliver Chief Executive Officer and President (Principal Executive Officer)

Date: May 14, 2001	By/s/Lori A. Gwizdala
Lori A. Gwizdala Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 4.2 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.