Form 10-Q
period 2001-06-30
CHEMICAL FINANCIAL CORP
filed 2001-08-14
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001, OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

333 East Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

(517) 839-5350 (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes    X      No

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of August 10, 2001, was 21,431,942 shares.

INDEX

CHEMICAL FINANCIAL CORPORATION
FORM 10-Q

		Page

FORWARD-LOOKING STATEMENTS		3

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2000)

	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2001 and June 30, 2000	4

	Consolidated Statement of Financial Position as of June 30, 2001, December 31, 2000 and June 30, 2000	5

	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2001 and June 30, 2000	6

	Notes to Consolidated Financial Statements	7-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22-23

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 6.	Exhibits and Reports on Form 8-K	25

SIGNATURES		26

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
	(In thousands, except per share amounts)

INTEREST INCOME
Interest and fees on loans	$38,724	$35,946	$76,928	$70,514
Interest on investment securities:
Taxable	12,522	13,635	25,076	26,622
Tax-exempt	852	878	1,740	1,750
Total interest on securities	13,374	14,513	26,816	28,372
Interest on federal funds sold	1,043	1,438	2,890	3,011
Interest on deposits with unaffiliated banks	159	148	218	368
TOTAL INTEREST INCOME	53,300	52,045	106,852	102,265
INTEREST EXPENSE
Interest on deposits	19,704	20,759	41,118	40,631
Interest on other borrowings	724	948	1,682	1,706
Interest on FHLB advances	1,671	1,479	3,372	2,884
TOTAL INTEREST EXPENSE	22,099	23,186	46,172	45,221
NET INTEREST INCOME	31,201	28,859	60,680	57,044
Provision for loan losses	437	224	842	440
NET INTEREST INCOME after provision for
loan losses	30,764	28,635	59,838	56,604
NONINTEREST INCOME
Trust services revenue	1,713	1,816	3,335	3,411
Service charges on deposit accounts	2,657	2,438	5,420	4,853
Other charges and fees for customer services	1,776	1,688	3,427	3,199
Gains on sales of loans	970	241	1,592	324
Investment securities gains	152	51	292	75
Other	376	295	600	570
TOTAL NONINTEREST INCOME	7,644	6,529	14,666	12,432
OPERATING EXPENSES
Salaries, wages and employee benefits	11,770	11,344	23,285	22,648
Occupancy	1,610	1,578	3,370	3,280
Equipment	1,663	1,590	3,330	3,226
Other	5,191	5,116	10,030	10,190
Merger and consolidation charge			9,167
TOTAL OPERATING EXPENSES	20,234	19,628	49,182	39,344
INCOME BEFORE INCOME TAXES	18,174	15,536	25,322	29,692
Federal income taxes	6,093	5,063	9,352	9,591
NET INCOME	$12,081	$10,473	$15,970	$20,101

NET INCOME PER SHARE (Basic)	$.56	$.49	$.74	$.94
(Diluted)	$.56	$.49	$.74	$.94
Cash dividends per share	$.24	$.22	$.48	$.44

See accompanying notes to consolidated financial statements

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Financial Position

	June 30, 2001	December 31, 2000	June 30, 2000
	(Unaudited)		(Unaudited)
		(In thousands)
ASSETS
Cash and demand deposits due from banks	$ 114,101	$ 139,205	$ 119,864
Federal funds sold	72,700	108,325	66,400
Interest bearing deposits with unaffiliated banks	23,077	5,083	123
Investment securities:
Available for sale (at estimated market value)	676,139	641,473	663,254
Held to maturity (estimated market value-$226,247 at 6/30/01, $236,960 at 12/31/00, $272,500 at 6/30/00)	220,712	234,009	274,170
Total investment securities	896,851	875,482	937,424
Loans:
Commercial and agricultural	284,507	288,885	298,178
Real estate construction	92,106	88,822	63,650
Real estate commercial	325,001	311,842	293,384
Real estate residential	754,357	795,088	744,920
Consumer	457,868	363,993	383,760
Total loans	1,913,839	1,848,630	1,783,892
Less: Allowance for loan losses	27,320	26,883	26,389
Net loans	1,886,519	1,821,747	1,757,503
Premises and equipment	37,300	38,156	38,457
Intangible assets	20,640	20,702	22,621
Other assets	32,095	38,688	43,262
TOTAL ASSETS	$ 3,083,283	$ 3,047,388	$ 2,985,654

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$ 396,852	$ 401,938	$ 389,515
Interest-bearing	2,069,986	2,041,217	2,028,852
Total deposits	2,466,838	2,443,155	2,418,367
Other borrowings	102,558	104,451	92,358
Interest payable and other liabilities	19,399	25,066	26,041
FHLB advances	124,168	116,806	112,426
Total liabilities	2,712,963	2,689,478	2,649,192
Shareholders' equity:
Common stock, $1 par value:
Authorized -- 30,000,000 shares
Issued and outstanding -- 21,431,912 shares, 21,401,851
shares, and 21,378,634 shares, respectively	21,432	21,402	21,379
Surplus	258,866	257,853	257,480
Retained earnings	81,208	75,524	64,443
Accumulated other comprehensive income (loss)	8,814	3,131	(6,840)
Total shareholders' equity	370,320	357,910	336,462
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$ 3,083,283	$ 3,047,388	$ 2,985,654

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30
	2001	2000
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 15,970	$ 20,101
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	842	440
Gains on sales of loans	(1,592)	(324)
Investment securities gains	(292)	(75)
Provision for depreciation and amortization	3,643	2,846
Net amortization of investment securities	508	237
Net (increase) decrease in accrued income and other assets	3,954	(701)
Net increase (decrease) in interest payable and other liabilities	(5,445)	175
Net Cash Provided by Operating Activities	17,588	22,699

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash and cash equivalents assumed in acquisition of branch offices		22,802
Net (increase) decrease in certificates of deposit with unaffiliated banks	5,000	(12)
Securities available for sale:
Proceeds from maturities, calls and principal reductions	125,542	135,362
Proceeds from sales	50,760	24,891
Purchases	(202,474)	(189,847)
Securities held to maturity:
Proceeds from maturities, calls and principal reductions	28,053	79,235
Purchases	(14,701)	(97,910)
Proceeds from sales of loans	125,166	6,934
Net loan originations, excluding sales	(190,830)	(79,709)
Purchases of premises and equipment	(1,526)	(4,134)
Net Cash Used in Investing Activities	(75,010)	(102,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts and
savings accounts	61,805	2,097
Net increase (decrease) in certificates of deposit and other time deposits	(38,122)	36,798
Net increase (decrease) in short-term borrowings	(1,893)	9,516
Proceeds from issuance of long-term debt	20,000	50,000
Principal payments on long-term debt	(12,638)	(48,599)
Cash dividends paid	(10,307)	(9,434)
Proceeds from shares issued	842	947
Repurchases of common stock		(3,786)
Net Cash Provided By Financing Activities	19,687	37,539

Net Decrease in Cash and Cash Equivalents	(37,735)	(42,150)
Cash and cash equivalents at beginning of year	247,613	228,514
Cash and Cash Equivalents at End of Period	$ 209,878	$ 186,364

Supplemental disclosures of cash flow information:
Interest paid on deposits, short-term borrowings and long-term debt	$ 47,380	$ 45,104
Federal income taxes paid	10,317	9,293

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2001

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (the "Corporation") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

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

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2001

Earnings Per Share (Continued)

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per share computations:

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
	(In thousands)
Numerator for both basic and diluted earnings
per share, net income	$ 12,081	$ 10,473	$ 15,970	$ 20,101

Denominator for basic earnings per share,
average outstanding common shares	21,432	21,359	21,426	21,392
Potential dilutive shares resulting from
employee stock option plans	52	74	50	76
Denominator for diluted earnings per share	21,484	21,433	21,476	21,468

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2001

Comprehensive Income

The components of comprehensive income, net of related tax, for the three- and six-month periods ended June 30, 2001 and 2000 are as follows (in thousands of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Net income	$ 12,081	$ 10,473	$ 15,970	$ 20,101
Change in unrealized net gains
(losses) on investment securities
available for sale	1,024	321	5,683	(1,002)
Comprehensive income	$ 13,105	$ 10,794	$ 21,653	$ 19,099

The components of accumulated other comprehensive income (loss), net of related tax, at June 30, 2001, December 31, 2000 and June 30, 2000 are as follows (in thousands of dollars):

	June 30, 2001	December 31, 2000	June 30, 2000

Unrealized net gains (losses) on investment
securities available for sale	$ 8,814	$ 3,131	$ (6,840)
Accumulated other comprehensive income (loss)	$ 8,814	$ 3,131	$ (6,840)

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2001

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

Other

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations," and issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 changes the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. The use of the pooling-of-interests method of accounting is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Statement 142 requires that the amortization of goodwill ceases upon adoption of the statement, which for the Corporation will be January 1, 2002. The effect of the adoption of Statement 142 on 2002 earnings per share of the Corporation was estimated to increase earnings per share by $.04 per share, excluding the impact which may result from the four branch acquisitions which closed in July 2001, and the pending acquisition of Bank West Financial Corporation that is anticipated to be consummated in the third quarter of 2001.

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), became effective for the Corporation on January 1, 2001. SFAS 133 standardizes the accounting for derivative instruments by requiring the recognition of those items as assets or liabilities in the statement of financial position and measuring them at fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 had no effect upon adoption and is not currently expected to have any effect on the financial position, liquidity or results of operations of the Corporation. As of June 30, 2001, the Corporation held no derivative financial instruments.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2001

NOTE B: LOANS AND NONPERFORMING ASSETS

The following summarizes loans and nonperforming assets at the dates indicated (in thousands of dollars):

	June 30, 2001	December 31, 2000	June 30, 2000
Loans:
Commercial	$ 284,507	$ 287,971	$ 298,178
Real estate construction	92,106	88,822	63,650
Real estate commercial	325,001	311,842	293,384
Real estate residential	754,357	776,545	744,920
Consumer	457,868	383,450	383,760
Total Loans	$1,913,839	$1,848,630	$ 1,783,892

Nonperforming Assets:
Nonaccrual loans	$ 6,138	$ 7,268	$ 7,857
Loans 90 days or more past due and
still accruing interest	3,098	1,406	1,328
Restructured loans		17	21
Total Nonperforming Loans	9,236	8,691	9,206
Repossessed assets acquired (1)	590	840	418
Total Nonperforming Assets	$ 9,826	$ 9,531	$ 9,624

____________________________

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure, and other property held for sale.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2001

NOTE C: ALLOWANCE FOR LOAN LOSSES

The following summarizes the changes in the allowance for loan losses (in thousands of dollars):

	Six Months Ended June 30
	2001	2000
Allowance for Loan Losses
Balance as of January 1	$ 26,883	$ 26,174
Provision for loan losses	842	440

Gross loans charged-off	(653)	(576)
Gross recoveries of loans previously charged-off	248	351
Net loans charged-off	(405)	(225)
Balance as of end of period	$ 27,320	$ 26,389

Impaired loans as of June 30, 2001 and 2000 were $4,152,000 and $6,381,000, respectively. The allowance for impaired loans was $1,000,000 and $1,589,000 as of June 30, 2001 and 2000, respectively.

NOTE D: ACQUISITIONS AND PENDING ACQUISITION

On July 13, 2001, the Corporation completed the acquisition of four branch bank offices from Fifth Third Bank and Old Kent Bank in Holland, Zeeland, Grand Haven and Fremont, Michigan. The four branch bank offices had approximately $144 million of deposits and $97 million of loans as of the date of acquisition. The offices in Holland, Zeeland and Grand Haven are being operated as branches of Chemical Bank Shoreline and Chemical Bank West is operating the office in Fremont, both of which are wholly owned subsidiaries of the Corporation. The transaction was accounted for by the purchase method of accounting.

On May 24, 2001, the Corporation entered into a definitive agreement for the acquisition of Bank West Financial Corporation ("BWFC"). BWFC is a bank holding company headquartered in Grand Rapids, Michigan with total assets of approximately $281 million, total deposits of $176 million and total shareholders' equity of $24 million, as of June 30, 2001. The transaction is subject to approval by BWFC shareholders, approval by banking regulators and other customary conditions. Shareholders of BWFC will receive $11.50 cash for each share of BWFC common stock in a taxable transaction. The total value of the transaction is currently estimated at approximately $29.8 million. It is expected to be completed during the third quarter of this year.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2001

On January 9, 2001, the Corporation merged with Shoreline Financial Corporation ("Shoreline"), a one-bank holding company headquartered in Benton Harbor, Michigan. As of the effective date of the transaction, Shoreline had total assets of approximately $1.1 billion, total deposits of approximately $.8 billion and total loans of approximately $.8 billion. Shoreline operated 30 branch banking offices and 2 loan production offices in southwest Michigan. The Corporation is operating Shoreline through a separate subsidiary of the Corporation, Chemical Bank Shoreline, with its headquarters remaining in Benton Harbor. The Corporation issued approximately 7.4 million shares for all of the outstanding stock of Shoreline. The transaction was accounted for as a pooling-of-interests business combination and, therefore, all prior period amounts included herein have been restated to include Shoreline as if it had always been a subsidiary of the Corporation.

On December 31, 2000, the Corporation completed the consolidation of nine of its eleven banking subsidiaries into two.

The Corporation recorded merger related and consolidation expenses of $9.2 million in the first quarter of 2001. These expenses were included as a separate line item in operating expenses in the first quarter of 2001. These charges were recorded in connection with the completion of the merger of the Corporation and Shoreline on January 9, 2001 and the consolidation of nine of the Corporation's eleven subsidiary banks effective December 31, 2000. The table below provides details on the merger related and consolidation charge recorded in the first six months of 2001. Employee related expenses primarily include costs incurred related to employment contracts, a voluntary early retirement program and severance awards. Severance awards were granted to 38 employees whose positions were eliminated in the internal bank consolidation project and who elected not to accept another position within the Corporation. These payments will total less than 3% of the total merger and consolidation expenses, and were paid during the second quarter of 2001. Other expenses primarily include investment banking fees and other professional expenses incurred to complete the merger with Shoreline and the internal bank consolidations.

(in thousands)	Employee Related	Other	Total
Balances at January 1, 2001	$-	$-	$-
Merger Related and Consolidation Expense	3,277	5,890	9,167
Amount utilized	(2,639)	(5,645)	(8,284)

Balances at June 30, 2001	$638	$245	$883

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2001

On March 24, 2000, Chemical Bank West, a wholly owned bank subsidiary of the Corporation, headquartered in Cadillac, Michigan, acquired a branch bank office in Evart, Michigan from Old Kent Bank Michigan. The branch bank office had approximately $15 million of deposits as of that date. The transaction was accounted for by the purchase method of accounting.

On March 24, 2000, Chemical Bank and Trust Company, a wholly owned bank subsidiary of the Corporation, headquartered in Midland, Michigan, acquired a branch bank office in Morrice, Michigan from Old Kent Bank Michigan. The branch bank office had approximately $10 million of deposits as of that date. The transaction was accounted for by the purchase method of accounting.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

SUMMARY

The Corporation's net income was $12,081,000 in the second quarter of 2001, up 15.4% over net income of $10,473,000 during the second quarter of 2000. Earnings per share in the second quarter of 2001 were $.56, an increase of 14.3% over earnings per share of $.49 in the second quarter of 2000.

The increase in net income in the second quarter of 2001, compared to the second quarter of 2000, was principally the result of increases in both net interest income and noninterest income. These factors were partially offset by increases in the provision for loan losses and operating expenses.

Return on average assets in the second quarter of 2001 was 1.58%, compared to 1.41% during the second quarter of 2000. Return on average equity in the second quarter of 2001 was 13.2%, compared to 12.5% during the second quarter of 2000.

The Corporation's net income was $15,970,000 in the first six months of 2001, compared to net income of $20,101,000 in the first six months of 2000. Earnings per share in the first six months of 2001 were $.74, compared to earnings per share of $.94 in the first six months of 2000. The decrease in net income during the first six months of 2001, compared to the first six months of 2000, was the result of non-recurring expenses of $7,076,000, on an after-tax basis, incurred during the first quarter of 2001 to complete the merger with Shoreline Financial Corporation ("Shoreline") and the consolidation of nine of the Corporation's eleven bank subsidiaries into two.

Net operating income in the first six months of 2001, excluding the after-tax non-recurring expenses, was $23,046,000, a 14.6% increase over net income in the first six months of 2000, while operating earnings per share of $1.07 were up 13.8% over net income per share of $.94 in the first six months of 2000. The increases in net operating income and operating earnings per share during the first six months of 2001 were the result of increases in both net interest income and noninterest income. These factors were partially offset by increases in the provision for loan losses and operating expenses.

On an operating income basis, return on average assets was 1.52% and return on average equity was 13.0% in the first six months of 2001, compared to 1.37% and 12.1%, respectively, in the first six months of 2000.

Total assets were $3.08 billion as of June 30, 2001, up $36.9 million, or 1.2%, from total assets of $3.05 billion as of December 31, 2000, and up $97.6 million, or 3.3%, from total assets of $2.99 billion as of June 30, 2000.

Total loans increased $65.2 million, or 3.5%, from December 31, 2000, and increased $129.9 million, or 7.3%, from June 30, 2000 to $1.91 billion as of June 30, 2001. The Corporation experienced an increase in consumer loans from December 31, 2000 and an increase in real estate mortgage and consumer loans from June 30, 2000 to June 30, 2001.

Shareholders' equity increased $33.8 million, or 10.1%, from June 30, 2000 to $370.3 million as of June 30, 2001, or $17.28 per share, representing 12.0% of total assets. The increase was primarily attributable to retained net income and an increase in accumulated other comprehensive income.

RESULTS OF OPERATIONS

Net Interest Income

The Corporation's net interest income in the second quarter of 2001 was $31.20 million, a $2.34 million, or 8.1%, increase over the $28.86 million recorded in the second quarter of 2000. The increase in net interest income resulted from an increase in total loans, the favorable repricing of investment securities during the latter part of 2000, decreasing costs of deposits and other funding sources in 2001, and an overall increase in interest-earning assets.

Average loans increased $154.8 million, or 8.9%, while average interest-earning assets increased $100.6 million, or 3.6%, in the second quarter of 2001, compared to the second quarter of 2000. The net interest margin increased to 4.40% in the second quarter of 2001 from 4.24% in the second quarter of 2000.

Net interest income was $60.68 million in the six months ended June 20, 2001, a $3.64 million, or 6.4%, increase over the $57.04 million recorded in the corresponding period in 2000. The net interest margin was 4.34% and 4.22% during the six months ended June 30, 2001 and June 30, 2000, respectively.

Noninterest Income

Noninterest income increased $1,115,000, or 17.1%, in the second quarter of 2001, compared to the second quarter of 2000. The increase was primarily due to increases in service charges on deposit accounts, net gains on the sale of loans, and investment securities gains. Service charges on deposit accounts increased $219,000, or 9%. Net gains on the sale of loans increased $729,000, or 302%, which resulted from a significant increase in the refinancing activity of residential mortgage loans, resulting from lower market interest rates. Investment securities gains increased $101,000, or 198%.

Noninterest income increased $2.23 million, or 18%, in the first six months of 2001, compared to the first six months of 2000. The increase was due to increases in service charges on deposit accounts,

other charges and fees for customer services, net gains on the sale of loans, and investment securities gains. Service charges on deposit accounts increased $567,000, or 11.7%; other charges and fees increased $228,000, or 7.1%; net gains on the sale of loans increased $1,268,000, or 391%; and investment securities gains increased $217,000, or 289%, during the first six months of 2001, compared to the first six months of 2000.

Provision for Loan Losses

The provision for loan losses reflects management's judgment of changing economic conditions, as well as increases and other changes in the subsidiary banks' loan portfolios. It is management's policy to control loan quality through a carefully structured review of loan requests. The provision for loan losses was $437,000 in the second quarter and $842,000 in the first six months of 2001, compared to $224,000 in the second quarter and $440,000 in the first six months of 2000. Net loan losses were $381,000 in the second quarter and $405,000 in the first six months of 2001, compared to $95,000 in the second quarter and $225,000 in the first six months of 2000. Based upon historical experience and a constant and consistent evaluation of risks in the loan portfolios, management believes that the allowance for loan losses is adequate.

Operating Expenses

The Corporation continued its cost control measures. Total operating expenses increased $606,000, or 3.1%, in the second quarter of 2001, compared to the second quarter of 2000. Excluding the non-recurring merger and consolidation charges of $9,167,000 in the first quarter of 2001, total operating expenses increased $671,000, or 1.7%, in the first six months of 2001, compared to the first six months of 2000. Salaries, wages and employee benefits increased $426,000, or 3.8%, in the second quarter and $637,000, or 2.8%, in the first six months of 2001, compared to the corresponding periods in 2000. Occupancy and equipment expense, combined, increased $105,000, or 3.3%, in the second quarter and $194,000, or 3%, in the first six months of 2001, compared to the corresponding periods in 2000. Other operating expenses increased $75,000, or 1.5%, in the second quarter of 2001, compared to the second quarter of 2000. Excluding the non-recurring merger and consolidation charges, other operating expenses decreased $160,000, or 1.6%, in the first six months of 2001, compared to the first six months of 2000.

Income Tax Expense

The Corporation's effective federal income tax rate was 33.5% during the quarter ended June 30, 2001, compared to 32.6% during the quarter ended June 30, 2000. Excluding the effect of the non-recurring merger and consolidation charges, the Corporation's effective federal income tax rate was 33.2% during the six months ended June 30, 2001, compared to 32.3% during the six months ended June 30, 2000. The Corporation is subject to the federal statutory income tax rate of 35%. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate primarily is a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses.

BALANCE SHEET CHANGES

Asset and Deposit Changes

Total assets increased $35.9 million, or 1.2%, from December 31, 2000 and increased $97.6 million, or 3.3%, from June 30, 2000 to $3.083 billion as of June 30, 2001. Total deposits increased $23.7 million, or 1%, from December 31, 2000 and increased $48.5 million, or 2%, from June 30, 2000 to $2.467 billion as of June 30, 2001.

Loans

The Corporation's philosophy is such that it will not compromise on loan quality and generally does not make loans outside its banking markets to increase its loan portfolio. In addition, the Corporation generally does not purchase participation loans, which is a method utilized by many financial institutions to increase the size of their loan portfolios.

Total loans as of June 30, 2001 were $1.914 billion, compared to $1.849 billion as of December 31, 2000 and $1.784 billion as of June 30, 2000.

Commercial loans decreased $3.5 million, or 1.2%, from December 31, 2000, and decreased $13.7 million, or 4.6%, from June 30, 2000 to $284.5 million as of June 30, 2001. Commercial loans represented 14.9%, 15.6% and 16.7% of the Corporation's loan portfolio as of June 30, 2001, December 31, 2000 and June 30, 2000, respectively.

Real estate construction loans increased $3.3 million, or 3.7%, from December 31, 2000 and $28.5 million, or 44.7%, from June 30, 2000 to $92.1 million as of June 30, 2001. Real estate construction loans represented 4.8%, 4.8% and 3.6% of the Corporation's loan portfolio as of June 30, 2001, December 31, 2000 and June 30, 2000, respectively.

Commercial real estate loans increased $13.2 million, or 4.2%, from December 31, 2000 and $31.6 million, or 10.8%, from June 30, 2000 to $325 million as of June 30, 2001. Commercial real estate loans represented 17%, 16.9% and 16.5% of the Corporation's loan portfolio as of June 30, 2001, December 31, 2000 and June 30, 2000, respectively. Residential real estate loans decreased $22.2 million, or 2.9%, from December 31, 2000 and increased $9.4 million, or 1.3%, from June 30, 2000 to $754.4 million as of June 30, 2001. The decline from December 31, 2000 was due to the decrease in mortgage interest rates during the first six months of 2001, which resulted in an increase in balloon type residential real estate loans being refinanced to longer-term fixed interest rate loans which were sold in the secondary market. Residential real estate loans represented 39.4%, 42% and 41.8% of the Corporation's loan portfolio as of June 30, 2001, December 31, 2000 and June 30, 2000, respectively.

Consumer loans increased $74.4 million, or 19.4%, from December 31, 2000, and increased $74.1 million, or 19.3%, from June 30, 2000 to $457.9 million as of June 30, 2001. The increase from June 30, 2000 and December 31, 2000 was primarily the result of the Corporation's 2001 consumer loan promotion which began March 1, 2001. During the three month promotion period which ended May 31, 2001, the Corporation originated $122 million of consumer loans. Consumer loans represented 23.9%, 20.7% and 21.5% of total loans as of June 30, 2001, December 31, 2000 and June 30, 2000, respectively.

The Corporation's total loan to deposit ratio as of June 30, 2001, December 31, 2000 and June 30, 2000 was 77.6%, 75.7% and 73.8%, respectively.

Nonperforming loans consist of loans which are past due for principal or interest payments by 90 days or more and are still accruing interest, loans for which the accrual of interest has been discontinued, and other loans which have been restructured to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $9.2 million as of June 30, 2001, $8.7 million as of December 31, 2000 and $9.2 million as of June 30, 2000, and represented .48%, .47% and .52% of total loans, respectively.

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

The Corporation measures impairment on all large balance nonaccrual commercial and commercial real estate loans. Impaired loans totaled $4.2 million as of June 30, 2001, $4.7 million as of December 31, 2000 and $6.4 million as of June 30, 2000. Impaired loans as of each of these dates consisted primarily of one commercial loan relationship totaling $4.2 million as of June 30, 2001. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the allowance for loan losses was allocated to impaired loans as follows: $1.0 million as of June 30, 2001, $1.2 million as of December 31, 2000 and $1.6 million as of June 30, 2000. The process of measuring impaired loans and allocation of the allowance for loan losses requires judgment and estimation, therefore the eventual outcome may differ from the estimates used on this loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans, and residential real estate loans.

The allowance for loan losses at June 30, 2001 was $27,320,000 and represented 1.43% of total loans, compared to $26,883,000, or 1.45% of total loans, at December 31, 2000 and $26,389,000, or 1.48% of total loans, at June 30, 2000.

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

Capital Resources

As of June 30, 2001, shareholders' equity was $370.3 million, compared to $357.9 million as of December 31, 2000 and $336.5 million as of June 30, 2000, resulting in an increase of $12.4 million, or 3.5%, from December 31, 2000 and $33.9 million, or 10.1%, from June 30, 2000. Shareholders' equity as a percentage of total assets was 12.0% as of June 30, 2001, 11.7% as of December 31, 2000 and 11.3% as of June 30, 2000.

A statement of changes in shareholders' equity covering the six-month periods ended June 30, 2001 and June 30, 2000 follows (in thousands of dollars):

	Six Months Ended June 30
	2001	2000
Total shareholders' equity as of January 1	$ 357,910	$ 329,398
Comprehensive income:
Net income	15,970	20,101
Change in unrealized net gains (losses) on securities
available for sale	5,683	(1,002)
Total comprehensive income	21,653	19,099
Cash dividends paid	(10,307)	(9,434)
Shares issued from stock option and other plans	1,064	1,185
Repurchases of shares		(3,786)
Total shareholders' equity as of end of period	$ 370,320	$ 336,462

The following table represents the Corporation's regulatory capital ratios as of June 30, 2001:

	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Chemical Financial Corporation-actual ratio	11.2%	18.9%	20.1%

Regulatory minimum ratio	3.0	4.0	8.0

Ratio considered "well capitalized" by regulatory agencies	5.0	6.0	10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at June 30, 2001 are high due to the Corporation holding $285 million in investment securities and other assets which are assigned a 0% risk rating; $743 million in assets, primarily investment securities, which are assigned a 20% risk rating; and $851 million in residential real estate mortgages and other assets which are assigned a 50% risk rating. These three risk ratings (0%, 20% and 50%) represented 59% of the Corporation's total risk-based assets (including off-balance sheet items) as of June 30, 2001.

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

The Corporation does not believe that there has been a material change in the nature or categories of the Corporation's primary market risk exposures, or the particular markets that present the primary risk of loss to the Corporation, other than the addition of Federal Home Loan Bank borrowings, which the Corporation acquired as part of its merger with Shoreline in January 2001. These borrowings totaled $124.2 million, $116.8 million and $112.4 million as of June 30, 2001, December 31, 2000 and June 30, 2000, respectively. These borrowings were incurred in the ordinary course of business and are not expected to materially change the Corporation's market risk exposure regarding interest rate risk. As of the date of this report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Corporation manages its primary market risk exposures, as described in the sections of its Annual Report to Shareholders incorporated by reference in response to this item, have not changed materially during the current year. As of the date of this report, the Corporation does not expect to make material changes in those methods in the near term. The Corporation may change those methods in the future to adapt to changes in circumstances or to implement new techniques. The calculation described in the Corporation's Annual Report to Shareholders forecasting the Corporation's net interest income sensitivity, as of December 31, 2000 was revised to include Shoreline. A description of the calculation and the results follows. As of December 31, 2000, the Corporation's projected change in net interest income during the next twelve months assuming all market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points over the same time period was calculated. These projections were based on the Corporation's assets and liabilities remaining static over the next twelve months, while factoring in residential mortgage loan and certain consumer loan prepayments. Mortgage loan prepayment assumptions were developed from industry averages of prepayment speeds, adjusted for the historical prepayment performance of the Corporation's own loans.

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

The Corporation's annual meeting of shareholders was held April 16, 2001. At that meeting, the only matter to be voted on by the shareholders was the election of directors. All directors of the Corporation were standing for election at the meeting. The directors were elected by the following votes:

Election of Directors	Votes Cast
			Broker
All nominees for director were elected:	For	Withheld	Non-Votes
J. Daniel Bernson	17,302,504	223,963	0
James A. Currie	17,307,214	219,253	0
Michael L. Dow	17,311,269	215,198	0
L. Richard Marzke	17,217,390	309,077	0
Terrence F. Moore	17,307,346	219,121	0
Aloysius J. Oliver	17,090,446	436,021	0
Alan W. Ott	17,314,981	211,436	0
Frank P. Popoff	17,313,333	213,134	0
Lawrence A. Reed	17,287,421	237,046	0
Dan L. Smith	17,313,239	213,228	0
William S. Stavropoulos	17,296,951	229,516	0

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

	Exhibit Number	Document

	3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

	3.2	Bylaws. Previously filed as Exhibit 4.2 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

(b)	Reports on Form 8-K. During the three-month period ended June 30, 2001, the following reports were filed on Form 8-K:

Date	Item Reported	Financial Statements
April 6, 2001	7(c), 9	None
April 16, 2001	7(c), 9	None
April 16, 2001	2, 7(a)-(c)	Unaudited balance sheets as of 3/31/01 and
3/31/00*
Unaudited income statements for the three
months ended 3/31/01 and 3/31/00*
May 1, 2001	7(c), 9	None
May 25, 2001	7(c), 9	None

*Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMICAL FINANCIAL CORPORATION

Date: August 10, 2001	By/s/Aloysius J. Oliver Aloysius J. Oliver Chief Executive Officer and President (Principal Executive Officer)

Date: August 10, 2001	By/s/Lori A. Gwizdala Lori A. Gwizdala Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 4.2 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.