Form 10-Q
period 2001-09-30
CHEMICAL FINANCIAL CORP
filed 2001-11-13
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001, OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

333 East Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

(989) 839-5350 (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes    X      No

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of November 10, 2001, was 21,432,314 shares.

INDEX

CHEMICAL FINANCIAL CORPORATION
FORM 10-Q

		Page

FORWARD-LOOKING STATEMENTS		3

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2000)

	Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2001 and September 30, 2000	4

	Consolidated Statement of Financial Position as of September 30, 2001, December 31, 2000 and September 30, 2000	5

	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2001 and September 30, 2000	6

	Notes to Consolidated Financial Statements	7-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23-24

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	25

SIGNATURES		26

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

Risk Factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; completion of acquisitions and integration of acquired companies and changes in the national economy. In addition, recent events relating to the terrorist attacks on September 11, 2001 and other terrorist activities have created significant global economic and political uncertainties that may have material and adverse effects on financial markets, the economy and demand for financial services and products. These are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
	(In thousands, except per share amounts)

INTEREST INCOME
Interest and fees on loans	$41,016	$37,708	$117,944	$108,222
Interest on investment securities:
Taxable	12,200	13,113	37,276	39,735
Tax-exempt	813	918	2,553	2,668
Total interest on securities	13,013	14,031	39,829	42,403
Interest on federal funds sold	1,126	2,083	4,016	5,094
Interest on deposits with unaffiliated banks	236	148	454	516
TOTAL INTEREST INCOME	55,391	53,970	162,243	156,235
INTEREST EXPENSE
Interest on deposits	19,702	21,960	60,820	62,591
Interest on other borrowings	635	1,330	2,317	3,036
Interest on FHLB advances	1,632	1,852	5,004	4,736
TOTAL INTEREST EXPENSE	21,969	25,142	68,141	70,363
NET INTEREST INCOME	33,422	28,828	94,102	85,872
Provision for loan losses	432	290	1,274	730
NET INTEREST INCOME after provision for
loan losses	32,990	28,538	92,828	85,142
NONINTEREST INCOME
Trust services revenue	1,603	1,655	4,938	5,066
Service charges on deposit accounts	2,574	2,583	7,994	7,436
Other charges and fees for customer services	1,737	1,605	5,164	4,804
Mortgage banking revenue	1,727	444	3,659	1,133
Investment securities gains	122	17	414	92
Other	131	154	391	359
TOTAL NONINTEREST INCOME	7,894	6,458	22,560	18,890
OPERATING EXPENSES
Salaries, wages and employee benefits	12,303	11,450	35,588	34,098
Occupancy	1,649	1,601	5,019	4,881
Equipment	1,747	1,661	5,077	4,887
Other	5,694	4,714	15,724	14,904
Merger and consolidation charge			9,167
TOTAL OPERATING EXPENSES	21,393	19,426	70,575	58,770
INCOME BEFORE INCOME TAXES	19,491	15,570	44,813	45,262
Federal income taxes	6,515	5,051	15,867	14,642
NET INCOME	$12,976	$10,519	$28,946	$30,620

NET INCOME PER SHARE (Basic)	$.61	$.49	$1.35	$1.43
(Diluted)	$.61	$.49	$1.35	$1.43
Cash dividends per share	$.24	$.22	$.72	$.66

See accompanying notes to consolidated financial statements

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Financial Position

	September 30, 2001	December 31, 2000	September 30, 2000
	(Unaudited)		(Unaudited)
		(In thousands)
ASSETS
Cash and demand deposits due from banks	$ 129,506	$ 139,205	$ 113,650
Federal funds sold	133,550	108,325	136,100
Interest bearing deposits with unaffiliated banks	52,228	5,083	5,550
Investment securities:
Available for sale (at estimated market value)	701,481	641,473	640,912
Held to maturity (estimated market value - $208,448 at 9/30/01, $236,960 at 12/31/00, $259,945 at 9/30/00)	201,398	234,009	259,835
Total investment securities	902,879	875,482	900,747
Loans:
Commercial and agricultural	350,181	288,885	300,194
Real estate construction	115,536	88,822	78,378
Real estate commercial	414,554	311,842	301,368
Real estate residential	837,796	795,088	760,356
Consumer	504,458	363,993	386,956
Total loans	2,222,525	1,848,630	1,827,252
Less: Allowance for loan losses	31,143	26,883	26,435
Net loans	2,191,382	1,821,747	1,800,817
Premises and equipment	42,736	38,156	37,740
Intangible assets	43,111	20,702	22,072
Other assets	25,629	38,688	39,820
TOTAL ASSETS	$ 3,521,021	$ 3,047,388	$ 3,056,496

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$ 435,818	$ 401,938	$ 383,507
Interest-bearing	2,378,756	2,041,217	2,079,532
Total deposits	2,814,574	2,443,155	2,463,039
Other borrowings	129,017	104,451	109,830
Interest payable and other liabilities	23,554	25,066	24,303
FHLB advances	170,168	116,806	113,413
Total liabilities	3,137,313	2,689,478	2,710,585
Shareholders' equity:
Common stock, $1 par value:
Authorized -- 30,000,000 shares
Issued and outstanding -- 21,426,976 shares, 21,401,851
shares, and 21,380,841 shares, respectively	21,427	21,402	21,381
Surplus	258,685	257,853	257,466
Retained earnings	89,039	75,524	70,155
Accumulated other comprehensive income (loss)	14,557	3,131	(3,091)
Total shareholders' equity	383,708	357,910	345,911
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$ 3,521,021	$ 3,047,388	$ 3,056,496

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2001	2000
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 28,946	$ 30,620
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	1,274	730
Gains on sales of loans	(2,821)	(558)
Investment securities gains	(414)	(92)
Provision for depreciation and amortization	5,862	5,152
Net amortization of investment securities	888	509
Net (increase) decrease in accrued income and other assets	12,594	(121)
Net decrease in interest payable and other liabilities	(5,857)	(1,565)
Net Cash Provided by Operating Activities	40,472	34,675

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash and cash equivalents due to acquisitions	27,329	22,802
Net (increase) decrease in certificates of deposit with unaffiliated banks	5,000	(5,000)
Securities available for sale:
Proceeds from maturities, calls and principal reductions	174,255	196,854
Proceeds from sales	61,920	25,165
Purchases	(246,033)	(225,413)
Securities held to maturity:
Proceeds from maturities, calls and principal reductions	57,005	105,496
Purchases	(23,681)	(107,567)
Proceeds from sales of loans	214,547	41,714
Net loan originations, excluding sales	(260,602)	(158,134)
Purchases of premises and equipment	(3,378)	(4,693)
Net Cash Provided by (Used in) Investing Activities	6,362	(108,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts and
savings accounts	70,707	8,258
Net increase (decrease) in certificates of deposit and other time deposits	(37,041)	75,322
Net increase in short-term borrowings	24,566	26,977
Proceeds from issuance of long-term debt	20,000	60,000
Principal payments on long-term debt	(42,638)	(57,612)
Cash dividends paid	(15,452)	(14,241)
Proceeds from shares issued	966	1,349
Repurchases of common stock	(271)	(4,177)
Net Cash Provided By Financing Activities	20,837	95,876

Net Increase in Cash and Cash Equivalents	67,671	21,775
Cash and cash equivalents at beginning of year	247,613	228,514
Cash and Cash Equivalents at End of Period	$ 315,284	$ 250,289

Supplemental disclosures of cash flow information:
Interest paid on deposits, short-term borrowings and long-term debt	$ 70,698	$ 69,568
Federal income taxes paid	16,717	14,783

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2001

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (the "Corporation") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

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

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2001

Earnings Per Share (Continued)

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per share computations:

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
	(In thousands)
Numerator for both basic and diluted earnings
per share, net income	$ 12,976	$ 10,519	$ 28,946	$ 30,620

Denominator for basic earnings per share,
average outstanding common shares	21,432	21,395	21,428	21,434
Potential dilutive shares resulting from
employee stock option plans	65	49	55	59
Denominator for diluted earnings per share	21,497	21,444	21,483	21,493

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2001

Comprehensive Income

The components of comprehensive income, net of related tax, for the three- and nine-month periods ended September 30, 2001 and 2000 are as follows (in thousands of dollars):

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Net income	$ 12,976	$ 10,519	$ 28,946	$ 30,620
Change in unrealized net gains
on investment securities
available for sale	5,743	3,749	11,426	2,747
Comprehensive income	$ 18,719	$ 14,268	$ 40,372	$ 33,367

The components of accumulated other comprehensive income (loss), net of related tax, at September 30, 2001, December 31, 2000 and September 30, 2000 are as follows (in thousands of dollars):

	September 30, 2001	December 31, 2000	September 30, 2000

Unrealized net gains (losses) on investment
securities available for sale	$ 14,557	$ 3,131	$ (3,091)
Accumulated other comprehensive income (loss)	$ 14,557	$ 3,131	$ (3,091)

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2001

Operating Segment

Under the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, it is management's opinion that the Corporation operates in a single operating segment -- commercial banking. The Corporation is a bank holding company that operated four commercial banks and a data processing company, each as a separate subsidiary of the Corporation, as of September 30, 2001. The Corporation's commercial bank subsidiaries operate as community banks and offer a full range of commercial banking and fiduciary products and services to the residents and business customers in their geographical market areas. The products and services offered by the commercial bank subsidiaries are generally consistent throughout the Corporation. Each of the Corporation's commercial bank subsidiaries operates within the state of Michigan. The marketing of products and services throughout the Corporation's subsidiary banks is generally uniform, as many of the markets served by the subsidiaries overlap. The distribution of products and services is uniform throughout the Corporation's commercial bank subsidiaries and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products. The commercial bank subsidiaries are state chartered commercial banks and operate under the same banking regulations. The data processing subsidiary primarily performs data processing functions for the Corporation's commercial bank subsidiaries.

Other

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations," and issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 changes the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. The use of the pooling-of-interests method of accounting is no longer permitted. Statement No. 141 requires that the purchase method be used for business combinations initiated after September 30, 2001. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Statement No. 142 requires that the amortization of goodwill cease upon adoption of the statement, which for the Corporation will be January 1, 2002. The effect of the adoption of Statement No. 142 on 2002 earnings per share of the Corporation was estimated to increase earnings per share by $.04 per share, excluding the impact of the four branch acquisitions that were completed in July 2001 and the acquisition of Bank West Financial Corporation that was completed on September 14, 2001.

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133"), became effective for the Corporation on January 1, 2001. SFAS 133 standardizes the accounting for derivative instruments by requiring the recognition of those items as assets or liabilities in the statement of financial position and measuring them at fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 had no effect upon adoption and is not currently expected to have any effect on the financial position, liquidity or results of operations of the Corporation. As of September 30, 2001, the Corporation held no derivative financial instruments.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2001

NOTE B: LOANS AND NONPERFORMING ASSETS

The following summarizes loans and nonperforming assets at the dates indicated (in thousands of dollars):

	September 30, 2001	December 31, 2000	September 30, 2000
Loans:
Commercial	$ 350,181	$ 287,971	$ 300,194
Real estate construction	115,536	88,822	78,378
Real estate commercial	414,554	311,842	301,368
Real estate residential	837,796	776,545	760,356
Consumer	504,458	383,450	386,956
Total Loans	$2,222,525	$1,848,630	$ 1,827,252

Nonperforming Assets:
Nonaccrual loans	$ 7,284	$ 7,268	$ 7,359
Loans 90 days or more past due and
still accruing interest	6,045	1,406	1,763
Restructured loans		17	18
Total Nonperforming Loans	13,329	8,691	9,140
Repossessed assets acquired (1)	621	840	897
Total Nonperforming Assets	$ 13,950	$ 9,531	$ 10,037

________________________

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure, and other property held for sale.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2001

NOTE C: ALLOWANCE FOR LOAN LOSSES

The following summarizes the changes in the allowance for loan losses (in thousands of dollars):

	Nine Months Ended September 30
	2001	2000
Allowance for Loan Losses
Balance as of January 1	$ 26,883	$ 26,174
Allowance of acquired banks and branch offices	3,763
Provision for loan losses	1,274	730

Gross loans charged-off	(1,188)	(941)
Gross recoveries of loans previously charged-off	411	472
Net loans charged-off	(777)	(469)
Balance as of end of period	$ 31,143	$ 26,435

Impaired loans as of September 30, 2001 and 2000 were $3,897,000 and $5,300,000, respectively. The allowance for impaired loans was $1,000,000 and $1,300,000 as of September 30, 2001 and 2000, respectively.

NOTE D: ACQUISITIONS

On September 14, 2001, the Corporation completed the acquisition of Bank West Financial Corporation ("BWFC"). BWFC was the parent company of Bank West, a Michigan stock savings bank with six offices in Kent and Ottawa Counties and approximately $300 million of total assets, $194 million of total deposits and $232 million of total loans as of the date of acquisition. Bank West was merged into the Corporation's existing subsidiary, Chemical Bank West, headquartered in Cadillac, Michigan. The Corporation exchanged $29.8 million in cash for all of the outstanding stock of BWFC. The transaction was accounted for by the purchase method of accounting.

On July 13, 2001, the Corporation completed the acquisition of four branch bank offices from Fifth Third Bank and Old Kent Bank in Holland, Zeeland, Grand Haven and Fremont, Michigan. The four branch bank offices had total deposits of approximately $144 million and total loans of $97 million as of the date of acquisition. The offices in Holland, Zeeland and Grand Haven are being operated as branches of Chemical Bank Shoreline and Chemical Bank West is operating the office in Fremont, both of which are wholly owned subsidiaries of the Corporation. The transaction was accounted for by the purchase method of accounting.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2001

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

The Corporation recorded merger related and consolidation expenses of $9.2 million in the first quarter of 2001. These expenses were included as a separate line item in operating expenses in the first quarter of 2001. These charges were recorded in connection with the completion of the merger of the Corporation and Shoreline on January 9, 2001 and the consolidation of nine of the Corporation's eleven subsidiary banks effective December 31, 2000. The table below provides details on the merger related and consolidation charge recorded in the first nine months of 2001. Employee related expenses primarily include costs incurred related to employment contracts, a voluntary early retirement program and severance awards. Severance awards were granted to 51 employees whose positions were eliminated in the internal bank consolidation project and who elected not to accept another position within the Corporation. The severance awards will total approximately 3% of the total merger and consolidation expenses, and were primarily paid during the second quarter of 2001. Other expenses primarily include investment banking fees and other professional expenses incurred to complete the merger with Shoreline and the internal bank consolidations.

(in thousands)	Employee Related	Other	Total
Balances at January 1, 2001	$-	$-	$-
Merger Related and Consolidation Expense	3,277	5,890	9,167
Amount utilized	(3,205)	(5,496)	(8,701)

Balances at September 30, 2001	$72	$394	$466

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2001

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

SUMMARY

The Corporation's net income was $12,976,000 in the third quarter of 2001, up 23.4% over net income of $10,519,000 during the third quarter of 2000. Earnings per share in the third quarter of 2001 were $.61, an increase of 24.5% over earnings per share of $.49 in the third quarter of 2000.

The increase in net income in the third quarter of 2001, compared to the third quarter of 2000, was principally the result of increases in both net interest income and noninterest income. These factors were partially offset by increases in the provision for loan losses and operating expenses.

Return on average assets in the third quarter of 2001 was 1.58%, compared to 1.38% during the third quarter of 2000. Return on average equity in the third quarter of 2001 was 13.8%, compared to 12.5% during the third quarter of 2000.

The Corporation's net income was $28,946,000 in the first nine months of 2001, compared to net income of $30,620,000 in the first nine months of 2000. Earnings per share in the first nine months of 2001 were $1.35, compared to earnings per share of $1.43 in the first nine months of 2000. The decrease in net income during the first nine months of 2001, compared to the first nine months of 2000, was the result of non-recurring expenses of $7,076,000, or $.33 per share, on an after-tax basis, incurred during the first quarter of 2001 to complete the merger with Shoreline Financial Corporation ("Shoreline") and the consolidation of nine of the Corporation's eleven bank subsidiaries into two.

Net operating income in the first nine months of 2001, excluding the after-tax non-recurring expenses, was $36,022,000, a 17.6% increase over net income in the first nine months of 2000, while operating earnings per share of $1.68 were up 17.5% over net income per share of $1.43 in the first nine months of 2000. The increases in net operating income and operating earnings per share during the first nine months of 2001 were the result of increases in both net interest income and noninterest income. These factors were partially offset by increases in the provision for loan losses and operating expenses.

On an operating income basis, return on average assets was 1.54% and return on average equity was 13.2% in the first nine months of 2001, compared to 1.37% and 12.2%, respectively, in the first nine months of 2000.

Total assets were $3.52 billion as of September 30, 2001, up $473.6 million, or 15.5%, from total assets of $3.05 billion as of December 31, 2000, and up $464.5 million, or 15.2%, from total assets of $3.06 billion as of September 30, 2000. The growth in assets from both September 30, 2000 and December 31, 2000 was primarily attributable to acquisitions accounted for by the purchase method over the twelve months ended September 30, 2001.

Total loans increased $373.9 million, or 20.2%, from December 31, 2000, and increased $395.3 million, or 21.6%, from September 30, 2000 to $2.22 billion as of September 30, 2001. The Corporation experienced an increase in all loan categories from December 31, 2000 as well as an increase in all loan categories from September 30, 2000 to September 30, 2001. The growth in loans from both September 30, 2000 and December 31, 2000 was primarily attributable to acquisitions accounted for by the purchase method over the twelve months ended September 30, 2001.

Shareholders' equity increased $37.8 million, or 10.9%, from September 30, 2000 to $383.7 million as of September 30, 2001, or $17.91 per share, representing 10.9% of total assets. The increase was primarily attributable to retained net income and an increase in accumulated other comprehensive income.

RESULTS OF OPERATIONS

Net Interest Income

The Corporation's net interest income in the third quarter of 2001 was $33.42 million, a $4.59 million, or 15.9%, increase over the $28.83 million recorded in the third quarter of 2000. The increase in net interest income resulted primarily from an increase in total loans, decreasing costs of deposits and other funding sources in 2001, and from bank and branch acquisitions during the third quarter of 2001. Excluding the effect of acquisitions, net interest income increased $3.49 million, or 12.1%, in the third quarter of 2001 over the third quarter of 2000.

Average loans increased $227.8 million, or 12.7%, while average interest-earning assets increased $226.6 million, or 8%, in the third quarter of 2001, compared to the third quarter of 2000. Excluding the effect of acquisitions accounted for as purchases, average loans increased $107.5 million, or 5.6%, while average earning assets increased $97.2 million, or 3.3%, in the third quarter of 2001, compared to the third quarter of 2000. The net interest margin increased to 4.40% in the third quarter of 2001 from 4.13% in the third quarter of 2000.

Net interest income was $94.10 million in the nine months ended September 20, 2001, an $8.23 million, or 9.6%, increase over the $85.87 million recorded in the corresponding period in 2000. Excluding the effect of acquisitions accounted for as purchases, net interest income was up 8.3% in the first nine months of 2001, compared to the first nine months of 2000. The net interest margin was 4.36% and 4.19% during the nine months ended September 30, 2001 and September 30, 2000, respectively.

Noninterest Income

Noninterest income increased $1,436,000, or 22.2%, in the third quarter of 2001, compared to the third quarter of 2000. The increase was almost exclusively attributable to an increase in mortgage banking revenue. Mortgage banking revenue increased $1,283,000, or 289%, which resulted from a significant increase in the refinancing activity of residential mortgage loans that occurred due to the reduction in interest rates. The Corporation originated $88.6 million of residential mortgage loans that were immediately sold in the secondary market in the third quarter of 2001, compared to $17.7 million in the third quarter of 2000.

Noninterest income increased $3,670,000, or 19.4%, in the first nine months of 2001, compared to the first nine months of 2000. The increase was due to increases in service charges on deposit accounts, other charges and fees for customer services, mortgage banking revenue, and investment securities gains. Service charges on deposit accounts increased $558,000, or 7.5%; other charges and fees increased $360,000, or 7.5%; mortgage banking revenue increased $2,526,000, or 223%; and investment securities gains increased $322,000, or 350%, during the first nine months of 2001, compared to the first nine months of 2000. The Corporation originated $212.7 million of residential mortgage loans that were immediately sold in the secondary market in the first nine months of 2001, compared to $41.3 million in the first nine months of 2000.

Excluding the effect of acquisitions accounted for as purchases, noninterest income increased 19.8% in the third quarter of 2001, compared to the third quarter of 2000 and 18.6% in the first nine months of 2001, compared to the first nine months of 2000.

Provision for Loan Losses

The provision for loan losses reflects management's judgment of changing economic conditions, as well as increases and other changes in the subsidiary banks' loan portfolios. It is management's policy to control loan quality through a carefully structured review of loan requests. The provision for loan losses was $432,000 in the third quarter and $1,274,000 in the first nine months of 2001, compared to $290,000 in the third quarter and $730,000 in the first nine months of 2000. Net loan losses were $372,000 in the third quarter and $777,000 in the first nine months of 2001, compared to $244,000 in the third quarter and $469,000 in the first nine months of 2000.

Operating Expenses

Total operating expenses increased $1,967,000, or 10.1%, in the third quarter of 2001, compared to the third quarter of 2000. The increase in operating expenses in the third quarter of 2001, compared to the prior year, included increases in salaries, wages and employee benefits of $853,000, or 7.4%, an increase in occupancy and equipment expense, combined, of $134,000, or 4.1%, and an increase in other operating expenses of $980,000, or 20.8%. Excluding the effect of acquisitions accounted for as purchases, total operating expenses increased $1,145,000, or 5.9%, in the third quarter of

2001, compared to the third quarter of 2000. The increase in operating expenses in the third quarter of 2001, compared to the prior year, included increases in salaries, wages and employee benefits of $583,000, or 5.1%, an increase in occupancy and equipment expense, combined, of $46,000, or 1.4%, and an increase in other operating expenses of $515,000, or 10.9%.

Total operating expenses increased $11,805,000, or 20.1%, in the first nine months of 2001, compared to the first nine months of 2000. Salaries, wages and employee benefits increased $1,490,000, or 4.4%, occupancy and equipment expense, combined, increased $328,000, or 3.4%, and other operating expenses increased $9,987,000, or 67%. Excluding the effect of both the purchase acquisitions and the non-recurring merger and consolidation charges of $9,167,000 in the first quarter of 2001, total operating expenses increased $1,815,000, or 3.1%, in the first nine months of 2001, compared to the first nine months of 2000. Salaries, wages and employee benefits increased $1,220,000, or 3.6%, occupancy and equipment expense, combined, increased $240,000, or 2.5%, and other operating expenses increased $355,000, or 2.4%.

Income Tax Expense

The Corporation's effective federal income tax rate was 33.4% during the quarter ended September 30, 2001, compared to 32.4% during the quarter ended September 30, 2000. Excluding the effect of the non-recurring merger and consolidation charges, the Corporation's effective federal income tax rate was 33.3% during the nine months ended September 30, 2001, compared to 32.3% during the nine months ended September 30, 2000. The Corporation is subject to the federal statutory income tax rate of 35%. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate primarily is a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses.

BALANCE SHEET CHANGES

Asset and Deposit Changes

Total assets increased $473.6 million, or 15.5%, from December 31, 2000 and increased $464.5 million, or 15.2%, from September 30, 2000 to $3.521 billion as of September 30, 2001. Total deposits increased $371.4 million, or 15.2%, from December 31, 2000 and increased $351.5 million, or 14.3%, from September 30, 2000 to $2.815 billion as of September 30, 2001. The majority of the growth in total assets and total deposits was attributable to acquisitions accounted for by the purchase method.

Loans

The Corporation's philosophy is such that it will not compromise on loan quality and generally does not make loans outside its banking markets to increase its loan portfolio. In addition, the Corporation generally does not participate in syndicated loans, which is a method utilized by many financial institutions to increase the size of their loan portfolios.

Total loans as of September 30, 2001 were $2.223 billion, compared to $1.849 billion as of December 31, 2000 and $1.827 billion as of September 30, 2000.

Commercial loans increased $62.2 million, or 21.6%, from December 31, 2000, and $50 million, or 16.7%, from September 30, 2000 to $350.2 million as of September 30, 2001. Excluding the effect of purchase acquisitions, commercial loans decreased $18.6 million, or 6.4%, from December 31, 2000 and $30.8 million, or 10.3%, from September 30, 2000. Commercial loans represented 15.8%, 15.6% and 16.4% of the Corporation's loan portfolio as of September 30, 2001, December 31, 2000 and September 30, 2000, respectively.

Real estate construction loans increased $26.7 million, or 30.1%, from December 31, 2000 and $37.2 million, or 47.4%, from September 30, 2000 to $115.5 million as of September 30, 2001. Excluding the effect of purchase acquisitions, real estate construction loans increased $13.2 million, or 14.8%, from December 31, 2000 and $23.6 million, or 30.1%, from September 30, 2000. Real estate construction loans represented 5.2%, 4.8% and 4.3% of the Corporation's loan portfolio as of September 30, 2001, December 31, 2000 and September 30, 2000, respectively.

Commercial real estate loans increased $102.7 million, or 32.9%, from December 31, 2000 and $113.2 million, or 37.6%, from September 30, 2000 to $414.6 million as of September 30, 2001. Excluding the effect of purchase acquisitions, commercial real estate loans increased $26.2 million, or 8.4%, from December 31, 2000 and $36.7 million, or 12.2%, from September 30, 2000. Commercial real estate loans represented 18.6%, 16.9% and 16.5% of the Corporation's loan portfolio as of September 30, 2001, December 31, 2000 and September 30, 2000, respectively.

Residential real estate loans increased $61.3 million, or 7.9%, from December 31, 2000 and $77.4 million, or 10.2%, from September 30, 2000 to $837.8 million as of September 30, 2001. Excluding the effect of purchase acquisitions, residential real estate loans decreased $55.9 million, or 7.2%, from December 31, 2000 and $39.7 million, or 5.2%, from September 30, 2000. Residential real estate loans represented 37.7%, 42% and 41.6% of the Corporation's loan portfolio as of September 30, 2001, December 31, 2000 and September 30, 2000, respectively.

Consumer loans increased $121 million, or 31.6%, from December 31, 2000, and $117.5 million, or 30.4%, from September 30, 2000 to $504.5 million as of September 30, 2001. Excluding the effect of purchase acquisitions, consumer loans increased $80.5 million, or 21%, from December 31, 2000 and $77 million, or 19.9%, from September 30, 2000. The increase from September 30, 2000 and December 31, 2000 was primarily the result of the Corporation's 2001 consumer loan promotion which began March 1, 2001. During the three month promotion period which ended May 31, 2001, the Corporation originated $122 million of consumer loans. Consumer loans represented 22.7%, 20.7% and 21.2% of total loans as of September 30, 2001, December 31, 2000 and September 30, 2000, respectively.

The Corporation's total loan to deposit ratio as of September 30, 2001, December 31, 2000 and September 30, 2000 was 79%, 75.7% and 74.2%, respectively.

Nonperforming loans consist of loans which are past due for principal or interest payments by 90 days or more and are still accruing interest, loans for which the accrual of interest has been discontinued, and other loans which have been restructured to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $13.3 million as of September 30, 2001, $8.7 million as of December 31, 2000 and $9.1 million as of September 30, 2000, and represented .60%, .47% and .50% of total loans, respectively. The increase in nonperforming loans was primarily attributable to the acquisition of BWFC, which was accounted for as a purchase, and one commercial loan customer becoming ninety days past due. The Corporation acquired $232 million in total loans as part of the acquisition of BWFC in September 2001. As of September 30, 2001, $1 million of these loans were classified as nonperforming, although none of the loans acquired were considered impaired. The Corporation experienced a commercial loan relationship of $2.7 million becoming past due greater than ninety days during the third quarter of 2001. The Corporation currently has not classified this loan as an impaired loan.

A loan is considered impaired when management determines it is probable that all of the principal and interest due under the contractual terms of the loan will not be collected. In most instances, the impairment is measured based on the fair market value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. A portion of the allowance for loan losses may be allocated to impaired loans.

The Corporation measures impairment on all large balance nonaccrual commercial and commercial real estate loans. Impaired loans totaled $3.9 million as of September 30, 2001, $4.7 million as of December 31, 2000 and $5.3 million as of September 30, 2000. Impaired loans as of each of these dates consisted primarily of one commercial loan relationship totaling $3.8 million as of September 30, 2001. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the allowance for loan losses was allocated to impaired loans as follows: $1 million as of September 30, 2001, $1.2 million as of December 31, 2000 and $1.3 million as of September 30, 2000. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation, therefore the eventual outcome may differ from the estimates used on this loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include certain smaller balance commercial loans, consumer loans, and residential real estate loans.

The allowance for loan losses at September 30, 2001 was $31,143,000 and represented 1.40% of total loans, compared to $26,883,000, or 1.45% of total loans, at December 31, 2000 and $26,435,000, or 1.45% of total loans, at September 30, 2000.

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

Capital Resources

As of September 30, 2001, shareholders' equity was $383.7 million, compared to $357.9 million as of December 31, 2000 and $345.9 million as of September 30, 2000, resulting in an increase of $25.8 million, or 7.2%, from December 31, 2000 and $37.8 million, or 10.9%, from September 30, 2000. Shareholders' equity as a percentage of total assets was 10.9% as of September 30, 2001, 11.7% as of December 31, 2000 and 11.3% as of September 30, 2000.

A statement of changes in shareholders' equity covering the nine-month periods ended September 30, 2001 and September 30, 2000 follows (in thousands of dollars):

	Nine Months Ended September 30
	2001	2000
Total shareholders' equity as of January 1	$ 357,910	$ 329,398
Comprehensive income:
Net income	28,946	30,620
Change in unrealized net gains on securities
available for sale	11,426	2,747
Total comprehensive income	40,372	33,367
Cash dividends paid	(15,452)	(14,241)
Shares issued from stock option and other plans	1,149	1,564
Repurchases of shares	(271)	(4,177)
Total shareholders' equity as of end of period	$ 383,708	$ 345,911

The following table represents the Corporation's regulatory capital ratios as of September 30, 2001:

	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Chemical Financial Corporation-actual ratio	10.2%	15.4%	16.7%

Regulatory minimum ratio	3.0	4.0	8.0

Ratio considered "well capitalized" by regulatory agencies	5.0	6.0	10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at September 30, 2001 are high due to the Corporation holding $274 million in investment securities and other assets which are assigned a 0% risk rating; $842 million in assets, primarily investment securities, which are assigned a 20% risk rating; and $928 million in residential real estate mortgages and other assets which are assigned a 50% risk rating. These three risk ratings (0%, 20% and 50%) represented 57% of the Corporation's total risk-based assets (including off-balance sheet items) as of September 30, 2001.

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

The Corporation does not believe that there has been a material change in the nature or categories of the Corporation's primary market risk exposures, or the particular markets that present the primary risk of loss to the Corporation, other than the addition of Federal Home Loan Bank borrowings, which the Corporation acquired as part of its merger with Shoreline in January 2001. These borrowings totaled $170.2 million, $116.8 million and $113.4 million as of September 30, 2001, December 31, 2000 and September 30, 2000, respectively. These borrowings were incurred in the ordinary course of business and are not expected to materially change the Corporation's market risk exposure regarding interest rate risk. As of the date of this report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Corporation manages its primary market risk exposures, as described in the sections of its Annual Report to Shareholders incorporated by reference in response to this item, have not changed materially during the current year. As of the date of this report, the Corporation does not expect to make material changes in those methods in the near term. The Corporation may change those methods in the future to adapt to changes in circumstances or to implement new techniques. The calculation described in the Corporation's Annual Report to Shareholders forecasting the Corporation's net interest income sensitivity, as of December 31, 2000 was revised to include Shoreline. A description of the calculation and the results follows. As of December 31, 2000, the Corporation's projected change in net interest income during the next twelve months assuming all market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points over the same time period was calculated. These projections were based on the Corporation's assets and liabilities remaining static over the next twelve months, while factoring in residential mortgage loan and certain consumer loan prepayments. Mortgage loan prepayment assumptions were developed from industry averages of prepayment speeds, adjusted for the historical prepayment performance of the Corporation's own loans.

Summary information about the interest rate risk measures, described above, at December 31, 2000 follows:

Year-End 2000 12 Month Projection

Interest Rate Change
Projection (in basis points)	-200	-100	0	+100	+200
Percent change in net
interest income vs.	2.7%	1.3%	-	(1.3)%	(2.4)%
constant rates

The Corporation's market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships are primarily determined by market factors that are beyond the Corporation's control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned "Forward-Looking Statements" in this report for a discussion of the limitations on the Corporation's responsibility for such statements. In this discussion, "near term" means a period of one year following the date of the most recent statement of financial position contained in this report.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

	Exhibit Number	Document

	3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

	3.2	Bylaws. Previously filed as Exhibit 4.2 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

(b)	Reports on Form 8-K. During the three-month period ended September 30, 2001, the following reports were filed on Form 8-K:

Date	Item Reported	Financial Statements
August 29, 2001	7(c), 9	None
September 14, 2001	7(c), 9	None
September 14, 2001	5, 7(c)	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMICAL FINANCIAL CORPORATION

Date: November 13, 2001	By/s/Aloysius J. Oliver Aloysius J. Oliver Chief Executive Officer and President (Principal Executive Officer)

Date: November 13, 2001	By/s/Lori A. Gwizdala Lori A. Gwizdala Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 4.2 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.