Form 10-K
period 2001-12-31
CHEMICAL FINANCIAL CORP
filed 2002-03-22
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2001
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

Registrant's Telephone Number, Including Area Code: (800) 292-1985

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

Yes    X     No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 2002, was $554,827,000.

The number of shares outstanding of the registrant's Common Stock, $1 par value, at March 8, 2002, was 22,536,549.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2001, are incorporated by reference in Parts I and II (Items 1 and 5-8).
Portions of the registrant's definitive Proxy Statement for its April 15, 2002, annual shareholders' meeting are incorporated by reference in Part III (Items 10-13).

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about Chemical Financial Corporation itself. Words such as "anticipates," "believes," "estimates," "judgment," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, certain statements under the captions "Liquidity and Interest Sensitivity" and "Regulatory Matters" in Management's Discussion and Analysis are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, Chemical Financial Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Risk factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national economy and the local and global effects of the terrorist acts of September 11, 2001 and the ongoing war on terrorism. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

PART I

Item 1.  Business.

Chemical Financial Corporation ("Chemical" or the "Corporation") is a multibank holding company registered under the Bank Holding Company Act of 1956, as amended, and incorporated in the State of Michigan. Chemical was organized under Michigan law in August 1973, and is headquartered in Midland, Michigan. Chemical was substantially inactive until June 30, 1974, when it acquired its lead subsidiary bank, Chemical Bank and Trust Company ("CB&T"), pursuant to a reorganization in which the former shareholders of CB&T became shareholders of Chemical.

In addition to the acquisition of CB&T, the Corporation acquired eighteen community banks and thirteen branch banking offices through December 31, 2001. The Corporation has consolidated these acquisitions into three commercial banking subsidiaries. At December 31, 2001, the Corporation's three regional subsidiary banks were as follows: CB&T, headquartered in Midland, Michigan; Chemical Bank Shoreline, headquartered in Benton Harbor, Michigan; and Chemical Bank West, headquartered in Cadillac, Michigan.

The Corporation directly owns three non-bank subsidiaries: CFC Data Corp, CFC Financial Services and CFC Title Services.

CFC Data Corp provides data processing services to two of the Corporation's subsidiary banks and to outside customers. The data processing services provided to the Corporation's subsidiaries represented 90% of total revenue of the data processing subsidiary in 2001, 89% in 2000 and 88% in 1999.

CFC Financial Services is an insurance company that operates under d/b/a Chemical Financial Insurance Agency (a property and casualty insurance agency) and d/b/a CFC Investment Centers (a provider of life insurance and annuity products to customers). CFC Title Services is an issuer of title insurance to buyers and sellers of residential and commercial mortgage properties, including those occurring due to loan refinancing.

At December 31, 2001, Chemical was the fourth largest bank holding company headquartered in Michigan, measured by total assets, and together with its subsidiaries employed a total of 1,427 full-time equivalent employees.

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

The principal markets for these financial services are the communities within Michigan in which Chemical's subsidiaries are located and the areas surrounding these communities. As of December 31, 2001, Chemical and its subsidiaries served these markets through 128 banking offices and 2 loan production offices in 86 communities located in 32 counties, all in the lower peninsula of Michigan. In addition to the full service banking offices, the subsidiary banks operated 159 automated teller machines, both on and off bank premises, as of December 31, 2001.

Chemical's largest and lead subsidiary bank is CB&T, headquartered in Midland, Michigan. CB&T represented 44% of total deposits and 36% of total loans of Chemical and its subsidiaries on a consolidated basis as of December 31, 2001. Chemical's banking subsidiaries' largest loan category is residential real estate mortgages. At December 31, 2001, residential real estate loans totaled $769 million, or 35.2% of consolidated total loans. Residential real estate loans declined $7.3 million, or just under 1%, during 2001 as historically low interest rates prompted customers to choose long-term fixed interest rate residential real estate products. During the three years ended December 31, 2001, Chemical's subsidiaries' generally sold residential real estate mortgages with fifteen year and greater original terms in the secondary market to reduce its interest rate risk. Chemical originated approximately $342 million of residential mortgage loans during 2001 which were sold in the secondary mortgage market, compared to $59 million and $98 million in residential mortgage loans originated and sold during 2000 and 1999, respectively. The significant increase in the origination of long-term fixed interest rate loans in 2001 was attributable to the significant decline in residential mortgage interest rates and the resultant increase in the refinancing of existing residential mortgages. The decline in the origination of long-term fixed interest rate loans in 2000 compared to 1999 resulted from the increase in interest rates during most of 2000. Historically, as interest rates increase, more customers choose balloon mortgage products.

The principal sources of revenues for Chemical are interest and fees on loans, which accounted for 64% of total revenues in 2001, 62% of total revenues in 2000, and 61% of total revenues in 1999. Interest on investment securities is also a significant source of revenue, accounting for 21% of total revenues in 2001, 24% in 2000 and 26% in 1999. Chemical has no foreign loans, assets or activities. No material part of the business of Chemical or its subsidiaries is dependent upon a single customer or very few customers, the loss of which would have a materially adverse effect on Chemical.

The business of banking is highly competitive. In addition to competition from other commercial banks, banks face significant competition from nonbank financial institutions. Savings associations and credit unions compete aggressively with commercial banks for deposits and loans, and credit unions and finance companies are particularly significant factors in the consumer loan market. Banks compete for deposits with a broad range of other types of investments, the most significant of which over the past few years have been mutual funds and annuities. Insurance companies and investment firms are also significant competitors for customer deposits. In response to this increased competition for customers' bank deposits, the Corporation's subsidiary banks, through CFC Investment Centers, offer a broad array of mutual funds, annuity products and market securities through alliances with BankMark and FutureShare Financial Services. The CFC Investment Centers offer customers a complete spectrum of investment products and service capabilities. In addition, the Trust department of CB&T offers customers a variety of investment products and services. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on borrowings and fees charged for services) and service (convenience and quality of services rendered to customers).

Banks and bank holding companies are extensively regulated. Chemical's subsidiary banks are all chartered by the State of Michigan and supervised and regulated by the Michigan Office of Financial and Insurance Services, Division of Financial Institutions. CB&T, the Corporation's lead subsidiary bank, is the only bank subsidiary of Chemical that is a member of the Federal Reserve System and also supervised, examined and regulated by the Federal Reserve System. The other two state non-member banks are also regulated by the Federal Deposit Insurance Corporation ("FDIC"). Deposits of Chemical's bank subsidiaries are insured by the FDIC to the extent provided by law.

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

Chemical is a legal entity separate and distinct from its subsidiary banks and non-bank subsidiaries. Chemical's primary source of revenues results from dividends paid to it by its subsidiaries. Federal and state banking laws and regulations limit both the extent to which Chemical's subsidiary banks can lend or otherwise supply funds to Chemical or certain of its affiliates and also place certain restrictions on the amount of dividends the subsidiary banks of Chemical may pay to Chemical.

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

The Gramm-Leach-Bliley Act of 1999 ("1999 Act") resulted in sweeping reform of federal regulation of financial services. The 1999 Act largely removed the restrictions that previously prevented affiliations among banks, securities firms, and insurance companies and provides for a system of functional regulation of the financial services industry. Among other provisions, the 1999 Act:
•	Repealed the restrictions on banks affiliating with securities firms contained in the depression-era Glass-Steagall Act.

•

Created a new "financial holding company." A financial holding company may engage in a statutory list of financial activities, including insurance underwriting and agency activities, securities underwriting and brokerage activities, merchant banking, and insurance company *portfolio investment activities. Other activities that are "complementary" to financial activities, a category to be defined by regulation, are also authorized for financial holding companies.

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

•

Required financial institutions to disclose their privacy policy to consumers by July 1, 2001 and provides protections to consumers against the transfer and use of nonpublic personal information by financial institutions.

•

Requires that agreements between banks and non-governmental entities in connection with the Community Reinvestment Act be disclosed to the public, and that community groups that receive funds from banks in excess of defined thresholds disclose how those funds are used.

Although the 1999 Act repealed certain pre-existing statutory barriers to cross-industry affiliations and provides a structural framework for achieving the 1999 Act's purposes, certain details of implementing the changes authorized by the 1999 Act will be the subject of regulations to be adopted by the Board of Governors and the Federal Reserve System, the Securities and Exchange Commission, and other relevant federal agencies.

To recharacterize itself as a financial holding company and to avail itself of the broader powers permitted for financial holding companies, a bank holding company must meet certain regulatory standards for being "well capitalized," "well-managed" and "satisfactory" in its Community Reinvestment Act compliance. The Corporation became a financial holding company in 2000. The Corporation transferred the non-banking subsidiaries of its lead bank, CFC Financial Services, Inc.

and CFC Title Services, Inc., to direct subsidiaries of the Corporation on December 31, 2001, as permissible under the 1999 Act.

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

The recapitalization of the Savings Association Insurance Fund ("SAIF") was accomplished through the enactment of The Deposit Insurance Funds Act of 1996 (the "Funds Act") on September 30, 1996. This legislation authorized the Financing Corporation ("FICO") to impose periodic assessments on depository institutions that are members of the BIF, in addition to institutions that are members of the SAIF. The purpose of these periodic assessments is to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until the change in the law, only SAIF-member institutions bore the cost of funding these interest payments. FDIC premiums were $.5 million in 2001 and 2000, compared to $.3 million in 1999 and consisted almost exclusively of the FICO assessment in each of these years.

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

During 2000, the Securities and Exchange Commission issued Regulation FD that established affirmative disclosure requirements on public corporations such that material nonpublic information must be widely, rather than selectively, disseminated. Regulation FD is based on the premise that full and fair disclosure is the cornerstone of an efficient market system. The Corporation is subject to Regulation FD. Through Regulation FD, the Securities and Exchange Commission seeks to encourage broad public disclosure in order to increase investor confidence in the integrity of the capital markets.

Mergers and Acquisitions

The following is a summary of the mergers and acquisitions completed during the three-year period ended December 31, 2001.

On January 9, 2001, the Corporation completed its merger with Shoreline Financial Corporation ("Shoreline"), a one-bank holding company, headquartered in Benton Harbor, Michigan. The merger added approximately $1.1 billion in assets, $.8 billion in total deposits, $.8 billion in total loans, 30 banking offices, 2 loan production offices and 1,500 shareholders of record to the organization. The merger with Shoreline was accounted for as a pooling of interests; therefore, all of the information presented in this report has been restated to reflect the two companies as if they had always been together.

On July 13, 2001, the Corporation acquired four Fifth Third Bank/Old Kent Bank branch banking offices in Holland, Zeeland, Grand Haven and Fremont, Michigan ("four branches"). The four branches had total deposits of approximately $144 million and total loans of approximately $97 million at that date. These branches were merged into existing subsidiaries.

On September 14, 2001, the Corporation acquired Bank West Financial Corporation ("BWFC"). BWFC was the parent company of Bank West, a Michigan stock savings bank, with approximately $300 million in total assets, $232 million in total loans and $194 million in total deposits. Bank West, with six offices in Kent and Ottawa Counties in Michigan, was merged into an existing bank subsidiary, Chemical Bank West headquartered in Cadillac, Michigan.

On March 24, 2000, the Corporation completed the acquisition of two branch bank offices from Old Kent Bank located in Evart and Morrice, Michigan. The branches had total deposits of approximately $15 million and $10 million, respectively, as of the acquisition date. The offices became branch offices of existing bank subsidiaries.

On July 9, 1999, the Corporation acquired two branch bank offices, located in Standish and Linwood, Michigan, from National City Bank of Michigan/Illinois. The branch acquired in Standish was consolidated into an existing branch office in Standish and branch bank services were continued at the branch located in Linwood. The two branches acquired had total deposits of approximately $27 million as of the acquisition date.

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

The information under the following captions in the registrant's Annual Report to Shareholders for the year ended December 31, 2001, further describes the business of Chemical and is here incorporated by reference (tables are included under the caption "Management's Discussion and Analysis"):
Caption	Pages

Table 2. Average Balances, Tax Equivalent Interest and
Effective Yields and Rates	7
Table 3. Volume and Rate Variance Analysis	9
Note D - Investment Securities	28-29
Table 8. Maturities and Yields of Investment Securities
at December 31, 2001	15
Table 9. Summary of Investment Securities	16
Table 4. Summary of Loans and Loan Loss Experience	9
Table 5. Comparison of Loan Maturities and Interest Sensitivity	11
Table 6. Nonperforming Assets	11
Note F - Loans	29-30

Table 7. Allocation of the Allowance For Loan Losses	12
Management's Discussion and Analysis subheadings:
"Net Interest Income," "Loans," "Nonperforming
Assets," "Provision and Allowance For Loan Losses" and "Liquidity
and Interest Sensitivity"	6-17
Table 11. Maturity Distribution of Time Deposits of $100,000 or More	17
Five-Year Summary of Selected Financial Data	3

Item 2.  Properties.

The executive offices of Chemical, the main office of CB&T and Chemical's non-banking subsidiaries are located in a three story, approximately 74,000 square foot, office building in downtown Midland, which is 100% owned by CB&T.

Chemical's subsidiary banks conduct business from a total of 128 banking offices as of December 31, 2001. These offices are located in the lower peninsula of Michigan. Of the banking offices, 118 are owned by the subsidiary banks and 10 are leased from independent parties with remaining lease terms of one year and three months to thirteen years and five months. This leased property is considered insignificant.

Item 3.  Legal Proceedings.

Chemical's subsidiaries are parties, as plaintiff or defendant, to a number of legal proceedings, none of which is considered material, and all of which arose in the ordinary course of their operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Supplemental Item. Executive Officers of the Registrant.

Biographical information concerning Chemical's executive officers who are not directors or nominated for election to the Board of Directors, as of December 31, 2001, is presented below. Executive officer appointments are made or reaffirmed annually at the organizational meeting of the board of directors. At its regular meetings, the board may also make other executive officer appointments.

Bruce M. Groom, age 60, is First Senior Vice President and Senior Trust Officer of CB&T. He joined CB&T on April 29, 1985 as Senior Vice President and was promoted to Senior Trust Officer in May 1986 and First Senior Vice President in January 2001. Mr. Groom served on the board of Chemical Bank Central (merged into Chemical Bank West), from February 1989 to December 2000. Mr. Groom is an attorney. Mr. Groom is a member of the Executive Management Committee of Chemical.

Lori A. Gwizdala, age 43, is Senior Vice President, Chief Financial Officer and Treasurer of Chemical. She joined Chemical as Controller on January 1, 1985 and was named Chief Financial Officer in May 1987, Senior Vice President in February 1991 and Treasurer in April 1994. Ms. Gwizdala has served as Secretary to the board of directors of CFC Data Corp since May 1986, a director of Chemical Bank Bay Area (merged into CB&T) from January 1993 to December 2000 and a director of Chemical Bank Thumb Area (merged into CB&T) from July 1996 to December 2000. Ms. Gwizdala is a certified public accountant. Ms. Gwizdala is a member of the Executive Management Committee of Chemical.

William C. Lauderbach, age 59, is First Senior Vice President and Investment Officer of CB&T. He joined CB&T as a Trust Officer on July 2, 1973, was promoted to Vice President and Trust Officer in March 1980, Investment Officer in January 1985, Senior Vice President in February 1991 and First Senior Vice President in January 2001. Mr. Lauderbach served on the board of directors of Chemical Bank South (merged into Chemical Bank Shoreline) from 1989 until October 2001. Mr. Lauderbach is a member of the Executive Management Committee of Chemical.

James R. Milroy, age 42, is President and Chief Executive Officer of Chemical Bank Shoreline, a Chemical subsidiary since January 2001. Mr. Milroy joined Shoreline Financial Corporation and Shoreline Bank in 1990 as Vice President and Comptroller. He was promoted to Senior Vice President and Comptroller in May 1993 and Executive Vice President and Comptroller in July 1997. Mr. Milroy was named President of Shoreline Financial Corporation in June 1999 and President and Chief Executive Officer of Chemical Bank Shoreline in January 2001. Mr. Milroy is a member of the Executive Management Committee of Chemical.

John A. Reisner, age 56, is President and Chief Executive Officer of Chemical Bank West. Mr. Reisner has served as President of Chemical Bank West for thirteen years. He joined CB&T as an Assistant Vice President and Loan Officer in 1979. Prior to his current position, Mr. Reisner also served as Executive Vice President of Chemical Bank Gladwin County, Beaverton (merged into CB&T), and President of Chemical Bank Montcalm, Stanton (merged into Chemical Bank West). Mr. Reisner is a member of the Executive Management Committee of Chemical.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.

The information under the heading "Market for Chemical Financial Corporation Common Stock and Related Shareholder Matters" on page 39 of the registrant's Annual Report to Shareholders for the year ended December 31, 2001, is here incorporated by reference.

Item 6.  Selected Financial Data.

The information under the caption "Five-Year Summary of Selected Financial Data" on page 3 and the sub-heading "Financial Highlights" of "Management's Discussion and Analysis" on pages 4 through 6 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 2001, is here incorporated by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information under the heading "Management's Discussion and Analysis" on pages 4 through 19 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 2001, is here incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information under the sub-heading "Liquidity and Interest Sensitivity" of "Management's Discussion and Analysis" on pages 15 through 17 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 2001, is here incorporated by reference.

Item 8.  Financial Statements and Supplementary Data.

The financial statements, notes, and independent auditors' report on pages 20 through 38 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 2001, is here incorporated by reference.

The information under the caption "Supplemental Quarterly Financial Information (Unaudited)" on page 39 of the registrant's Annual Report to Shareholders for the year ended December 31, 2001, is here incorporated by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information set forth under the headings "Chemical Financial's Board of Directors and Nominees for Election as Directors" on pages 2 and 3 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 16 in the registrant's definitive Proxy Statement for its April 15, 2002 annual meeting of shareholders is here incorporated by reference.

Item 11.  Executive Compensation.

The information set forth under the heading "Executive Compensation" on pages 9 through 12 (inclusive) and the sub-heading "Compensation of Directors" on page 4 in the registrant's definitive Proxy Statement for its April 15, 2002 annual meeting of shareholders is here incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the heading "Ownership of Chemical Financial Common Stock" on pages 6 and 7 in the registrant's definitive Proxy Statement for its April 15, 2002 annual meeting of shareholders is here incorporated by reference.

Item 13.  Certain Relationships and Related Transactions.

The information set forth under the caption "Certain Relationships and Related Transactions" on page 16 in the registrant's definitive Proxy Statement for its April 15, 2002 annual meeting of shareholders is here incorporated by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)          (1)          Financial Statements. The following financial statements and independent auditors' report of Chemical Financial Corporation and its subsidiaries are filed as part of this report:

Consolidated Statements of Financial Position-December 31, 2001 and 2000
Consolidated Statements of Income for each of the three years in the period ended December 31, 2001
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001
Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2001
Notes to Consolidated Financial Statements
Report of Independent Auditors dated January 22, 2002

The financial statements, the notes to financial statements, and the independent auditors' report listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2001.

                    (2)          Financial Statement Schedules. The following independent auditor's report of Shoreline Financial Corporation and its subsidiaries are filed as part of this report:

                                        Report of Independent Auditors dated January 31, 2001

                    (3)          Exhibits. The following exhibits are filed as part of this report:
Number	Exhibit

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Restated Bylaws.

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

10.3

Chemical Financial Corporation Deferred Compensation Plan for Directors.* Previously filed as Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission on March 26, 2001. Here incorporated by reference.

Number	Exhibit

10.4

Chemical Financial Corporation Supplemental Pension Plan.* Previously filed as Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission on March 22, 1999. Here incorporated by reference.

10.5	Aloysius J. Oliver Retirement Agreement.*

10.6	Dan L. Smith Retirement Agreement.*

10.7

Chemical Financial Corporation Stock Option Plan for Holders of Shoreline Financial Corporation.* Previously filed as Exhibit 4.3 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

11	Computation of Per Share Earnings.

13	2001 Annual Report to Shareholders.

21	Subsidiaries.

23.1	Consent of Independent Auditors, Ernst & Young LLP.

23.2	Consent of Independent Auditors, Crowe, Chizek and Company LLP.

24	Powers of Attorney.

99.1	Chemical Financial Corporation 401(k) Savings Plan Financial Statements, Notes and Supplemental Schedule.

99.2	Chemical Financial Corporation 1998 Stock Purchase Plan for Subsidiary Directors Audited Financial Statements.

99.3	Shoreline Financial Corporation 401(k) Profit Sharing Plan Financial Statements, Notes and Supplemental Schedule.
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

          (b)          Reports on Form 8-K. The following reports on Form 8-K were filed during the last quarter of the year covered by this Annual Report on Form 10-K.
Date	Items Reported	Financial Statements
October 18, 2001	7, 9	Unaudited consolidated statements of financial position at September 30, 2001 and September 30, 2000
Unaudited consolidated statements of income for the three and nine months ended September 30, 2001 and September 30, 2000

[CROWE CHIZEK LOGO]

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Shoreline Financial Corporation
Benton Harbor, Michigan

We have audited the accompanying consolidated balance sheets of Shoreline Financial Corporation as of December 31, 2000 and 1999 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shoreline Financial Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.

/s/ Crowe, Chizek and Company LLP Crowe, Chizek and Company LLP

South Bend, Indiana January 31, 2001

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHEMICAL FINANCIAL CORPORATION

March 22, 2002	s/ David B. Ramaker
David B. Ramaker President and Chief Executive Officer (Principal Executive Officer)

March 22, 2002	s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
March 22, 2002	s/ David B. Ramaker
David B. Ramaker President and Chief Executive Officer and Director (Principal Executive Officer)

March 22, 2002	*s/ J. Daniel Bernson
J. Daniel Bernson Director

March 22, 2002	*s/ James A. Currie
James A. Currie Director

March 22, 2002	*s/ Michael L. Dow
Michael L. Dow Director

March 22, 2002	s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

March 22, 2002	*s/ L. Richard Marzke
L. Richard Marzke Director

March 22, 2002	*s/ Terence F. Moore
Terence F. Moore Director

March 22, 2002	s/ Aloysius J. Oliver
Aloysius J. Oliver Chairman of the Board and Director

March 22, 2002	*s/ Alan W. Ott
Alan W. Ott Director

March 22, 2002	*s/ Frank P. Popoff
Frank P. Popoff Director

March 22, 2002	*s/ Lawrence A. Reed
Lawrence A. Reed Director

March 22, 2002	*s/ Dan L. Smith
Dan L. Smith Director

March 22, 2002	*s/ William S. Stavropoulos
William S. Stavropoulos Director

*By	s/Lori A. Gwizdala
Lori A. Gwizdala Attorney-in-Fact

EXHIBIT INDEX
Number	Exhibit

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Restated Bylaws.

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

10.3

Chemical Financial Corporation Deferred Compensation Plan for Directors.* Previously filed as Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission on March 26, 2001. Here incorporated by reference.

10.4

Chemical Financial Corporation Supplemental Pension Plan.* Previously filed as Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission on March 22, 1999. Here incorporated by reference.

10.5	Aloysius J. Oliver Retirement Agreement.*

10.6	Dan L. Smith Retirement Agreement.*

10.7

Chemical Financial Corporation Stock Option Plan for Holders of Shoreline Financial Corporation.* Previously filed as Exhibit 4.3 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

11	Computation of Per Share Earnings.

13	2001 Annual Report to Shareholders.

21	Subsidiaries.

23.1	Consent of Independent Auditors, Ernst & Young LLP.

23.2	Consent of Independent Auditors, Crowe, Chizek and Company LLP.

24	Powers of Attorney.

99.1	Chemical Financial Corporation 401(k) Savings Plan Financial Statements, Notes and Supplemental Schedule.

99.2	Chemical Financial Corporation 1998 Stock Purchase Plan for Subsidiary Directors Audited Financial Statements.

99.3	Shoreline Financial Corporation 401(k) Profit Sharing Plan Financial Statements, Notes and Supplemental Schedule.
_____________________

*	These agreements are management contracts or compensation or arrangements required to be filed as Exhibits to this Form 10-K.