Form 10-Q
period 2002-03-31
CHEMICAL FINANCIAL CORP
filed 2002-05-09
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002, OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

333 East Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

(989) 839-5350 (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes    X      No

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of April 26, 2002, was 22,542,576 shares.

INDEX

CHEMICAL FINANCIAL CORPORATION
FORM 10-Q

		Page

FORWARD-LOOKING STATEMENTS		3

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2001)

	Consolidated Statements of Income for the Three Months Ended March 31, 2002 and March 31, 2001	4

	Consolidated Statements of Financial Position as of March 31, 2002, December 31, 2001 and March 31, 2001	5

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and March 31, 2001	6

	Notes to Consolidated Financial Statements	7-15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	25

SIGNATURES		26

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

Risk Factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; completion of acquisitions and integration of acquired companies and changes in the national economy. In addition, events relating to the terrorist attacks on September 11, 2001 and other terrorist activities have created significant global economic and political uncertainties that may have material and adverse effects on financial markets, the economy and demand for financial services and products. These are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31
	2002	2001
	(In thousands, except per share amounts)

INTEREST INCOME
Interest and fees on loans	$40,510	$38,181
Interest on investment securities:
Taxable	11,994	12,558
Tax-exempt	782	888
Total interest on securities	12,776	13,446
Interest on federal funds sold	692	1,847
Interest on deposits with unaffiliated banks	263	59
TOTAL INTEREST INCOME	54,241	53,533
INTEREST EXPENSE
Interest on deposits	15,542	21,412
Interest on FHLB borrowings	2,210	1,701
Interest on other borrowings - short term	266	958
TOTAL INTEREST EXPENSE	18,018	24,071
NET INTEREST INCOME	36,223	29,462
Provision for loan losses	653	405
NET INTEREST INCOME after provision for
loan losses	35,570	29,057
NONINTEREST INCOME
Trust services revenue	1,595	1,622
Service charges on deposit accounts	2,635	2,690
Other charges and fees for customer services	1,750	1,656
Mortgage banking revenue	2,518	666
Investment securities gains (losses)	(45)	139
Other	132	141
TOTAL NONINTEREST INCOME	8,585	6,914
OPERATING EXPENSES
Salaries, wages and employee benefits	13,658	11,401
Occupancy	1,879	1,749
Equipment	2,198	1,668
Other	5,858	4,839
Merger and consolidation charge	-	9,167
TOTAL OPERATING EXPENSES	23,593	28,824
INCOME BEFORE INCOME TAXES	20,562	7,147
Federal income taxes	6,852	3,258
NET INCOME	$13,710	$3,889

NET INCOME PER SHARE (Basic)	$.61	$.17
(Diluted)	$.61	$.17
Cash dividends per share	$.24	$.23

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Position (In thousands)

	March 31, 2002	December 31, 2001	March 31, 2001
	(Unaudited)		(Unaudited)
ASSETS
Cash and demand deposits due from banks	$ 116,846	$ 150,546	$ 104,128
Federal funds sold	112,925	86,800	134,625
Interest bearing deposits with unaffiliated banks	75,200	40,591	11,816
Investment securities:
Available for sale (at estimated market value)	811,701	731,383	663,059
Held to maturity (estimated market value - $227,613 at 3/31/02, $206,212 at 12/31/01, $225,920 at 3/31/01)	223,794	200,892	220,434
Total investment securities	1,035,495	932,275	883,493
Loans:
Commercial and agricultural	311,643	332,055	292,666
Real estate construction	129,254	137,500	91,376
Real estate commercial	451,947	432,747	329,550
Real estate residential	691,383	769,272	761,136
Consumer	498,610	510,967	397,445
Total loans	2,082,837	2,182,541	1,872,173
Less: Allowance for loan losses	30,890	30,994	27,264
Net loans	2,051,947	2,151,547	1,844,909
Premises and equipment	43,192	43,143	37,867
Intangible assets	42,711	42,615	20,928
Other assets	43,454	40,789	33,537
TOTAL ASSETS	$ 3,521,770	$ 3,488,306	$ 3,071,303

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$ 417,469	$ 460,619	$ 376,492
Interest-bearing	2,406,780	2,328,905	2,101,165
Total deposits	2,824,249	2,789,524	2,477,657
FHLB borrowings	167,545	167,893	114,185
Other borrowings - short term	103,950	118,584	91,858
Interest payable and other liabilities	33,793	22,849	25,243
Total liabilities	3,129,537	3,098,850	2,708,943
Shareholders' equity:
Common stock, $1 par value:
Authorized - 30,000 shares
Issued and outstanding - 22,539 shares, 22,514
shares, and 21,434 shares, respectively	22,539	22,514	21,434
Surplus	290,660	290,656	258,866
Retained earnings	73,079	64,792	74,270
Accumulated other comprehensive income	5,955	11,494	7,790
Total shareholders' equity	392,233	389,456	362,360
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$ 3,521,770	$ 3,488,306	$ 3,071,303

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 13,710	$ 3,889
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	653	405
Stock incentive expense	-	515
Gains on sales of loans	(2,036)	(537)
Proceeds from sales of loans	157,921	41,326
Loans originated for sale	(137,271)	(45,691)
Investment securities (gains) losses	45	(139)
Provision for depreciation and amortization	2,180	1,825
Net amortization of investment securities	1,133	222
Net decrease in accrued income and other assets	422	2,830
Net increase in interest payable and other liabilities	10,909	394
Net Cash Provided by Operating Activities	47,666	5,039

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from maturities, calls and principal reductions	77,832	60,964
Proceeds from sales	215	21,477
Purchases	(158,312)	(96,959)
Securities held to maturity:
Proceeds from maturities, calls and principal reductions	19,526	13,519
Purchases	(52,181)	-
Net (increase) decrease in loans	79,388	(19,580)
Purchases of premises and equipment	(1,484)	(961)
Net Cash Used in Investing Activities	(35,016)	(21,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts and
savings accounts	54,138	27,411
Net increase (decrease) in certificates of deposit and other time deposits	(19,413)	7,104
Net decrease in other borrowings - short term	(14,634)	(12,553)
Principal payments on FHLB borrowings	(348)	(2,621)
Cash dividends paid	(5,408)	(5,162)
Proceeds from shares issued	215	278
Repurchases of common stock	(166)	-
Net Cash Provided By Financing Activities	14,384	14,457

Net Increase (Decrease) in Cash and Cash Equivalents	27,034	(2,044)
Cash and cash equivalents at beginning of year	277,937	252,613
Cash and Cash Equivalents at End of Period	$ 304,971	$ 250,569

Supplemental disclosure of cash flow information:
Interest paid on deposits, other borrowings - short-term, and FHLB borrowings	$ 18,911	$ 24,372

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2002

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (the "Corporation") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

On December 21, 2001, the Corporation paid a 5% stock dividend to shareholders of record on December 7, 2001. All per share amounts, and shares outstanding where appropriate, have been adjusted for this stock dividend.

Certain prior year amounts have been reclassified to place them on a basis comparable with the current period's financial statements.

Earnings Per Share

All earnings per share amounts have been presented to conform to the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings per share excludes any dilutive effect of stock options. Basic earnings per share for the Corporation is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the Corporation is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the dilutive effect of outstanding employee stock options.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2002

Earnings Per Share (continued)

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per share computations:

	Three Months Ended March 31
	2002	2001
	(In thousands)
Numerator for both basic and diluted earnings
per share, net income	$ 13,710	$ 3,889

Denominator for basic earnings per share,
average outstanding common shares	22,531	22,492
Potential dilutive shares resulting from
employee stock option plans	55	49
Denominator for diluted earnings per share	22,586	22,541

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2002

Comprehensive Income

The components of comprehensive income, net of related tax, for the three-month period ended March 31, 2002 and 2001 are as follows (in thousands):

	Three Months Ended March 31
	2002	2001
Net income	$ 13,710	$ 3,889
Change in unrealized net gains
on investment securities
available for sale	(5,539)	4,659
Comprehensive income	$ 8,171	$ 8,548

The components of accumulated other comprehensive income, net of related tax, at March 31, 2002, December 31, 2001 and March 31, 2001 are as follows (in thousands):

	March 31, 2002	December 31, 2001	March 31, 2001

Unrealized net gains on investment
securities available for sale	$ 5,955	$ 11,494	$ 7,790
Accumulated other comprehensive income	$ 5,955	$ 11,494	$ 7,790

Operating Segment

Under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," it is management's opinion that the Corporation operates in a single operating segment - commercial banking. The Corporation is a bank holding company that operated three commercial banks and a data processing company, each as a separate subsidiary of the Corporation, as of March 31, 2002. The Corporation's commercial bank subsidiaries operate as community banks and offer a full range of commercial banking and fiduciary products and services to the residents and business customers in their geographical market areas. The products and services offered by the commercial bank subsidiaries are generally consistent throughout the Corporation. Each of the Corporation's commercial bank subsidiaries operates within the state of Michigan. The marketing of products and services throughout the Corporation's subsidiary banks is generally uniform, as some of the markets served by the subsidiaries overlap. The distribution of products and services is generally uniform throughout the Corporation's commercial bank

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2002

Operating Segment (continued)

subsidiaries and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products. The commercial bank subsidiaries are state- chartered commercial banks and operate under the same banking regulations. The data processing subsidiary primarily performs data processing functions for the Corporation's commercial bank subsidiaries.

Other

Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), were issued in June 2001. SFAS141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite useful lives will continue to be amortized over their estimated useful lives.

The Corporation applied SFAS 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 will increase net income approximately $1 million or $.04 per share in 2002. The Corporation will test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Corporation will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 during the second quarter of 2002. The Corporation has not yet determined what the effect of these tests will be on the consolidated income and financial position of the Corporation.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), became effective for the Corporation on January 1, 2001. SFAS 133 standardizes the accounting for derivative instruments by requiring the recognition of those items as assets or liabilities in the consolidated statement of financial position and measuring them at fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 had no effect upon adoption and is not currently expected to have any material effect on the financial position, liquidity or results of operations of the Corporation. The Corporation's limited use of interest rate lock commitments resulted in no cumulative effect of the adoption of SFAS 133, and the impact on net income for the three months ended March 31, 2002 was not material.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2002

NOTE B: LOANS AND NONPERFORMING ASSETS

The following summarizes loans and nonperforming assets at the dates indicated (in thousands of dollars):

	March 31,	December 31,	March 31,
	2002	2001	2001
Loans:
Commercial	$ 311,643	$ 332,055	$ 292,666
Real estate construction	129,254	137,500	91,376
Real estate commercial	451,947	432,747	329,550
Real estate residential	691,383	769,272	761,136
Consumer	498,610	510,967	397,445
Total Loans	$2,082,837	$2,182,541	$1,872,173

Nonperforming Assets:
Nonaccrual loans	$ 9,895	$ 6,897	$ 6,954
Loans 90 days or more past due and
still accruing interest	3,519	6,181	981
Total Nonperforming Loans	13,414	13,078	7,935
Repossessed assets acquired (1)	1,159	728	1,018
Total Nonperforming Assets	$ 14,573	$ 13,806	$ 8,953
_____________________

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure, and other property held for sale.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2002

NOTE C: ALLOWANCE FOR LOAN LOSSES

The following summarizes the changes in the allowance for loan losses (in thousands of dollars):

	Three Months Ended March 31
	2002	2001
Allowance for Loan Losses
Balance as of January 1	$ 30,994	$ 26,883

Provision for loan losses	653	405

Gross loans charged-off	(874)	(172)
Gross recoveries of loans previously charged-off	117	148
Net loans charged-off	(757)	(24)
Balance as of end of period	$ 30,890	$ 27,264

Impaired loans as of March 31, 2002 and 2001 were $8,091,000 and $4,332,000, respectively. The allowance for impaired loans was $1,050,000 and $1,100,000 as of March 31, 2002 and 2001, respectively. During the first quarter of 2002, the Corporation changed the methodology of identifying loans as being of an impaired status. Previously, the Corporation analyzed for impairment on all nonaccrual commercial and commercial real estate loans before determining which loans were impaired. Based on conservative management philosophies, as of January 1, 2002, the Corporation took the position that all nonaccrual commercial and commercial real estate loans are impaired loans. This change had no effect on the allowance allocated to impaired loans, as the additional loans classified as impaired did not require an impairment allowance as of January 1, 2002. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

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
March 31, 2002

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

On January 9, 2001, the Corporation merged with Shoreline Financial Corporation ("Shoreline"), a one-bank holding company headquartered in Benton Harbor, Michigan. As of the effective date of the transaction, Shoreline had total assets of approximately $1.1 billion, total deposits of approximately $.8 billion and total loans of approximately $.8 billion. Shoreline operated 30 branch banking offices and 2 loan production offices in southwest Michigan. The Corporation is operating Shoreline through a separate subsidiary of the Corporation, Chemical Bank Shoreline, with its headquarters remaining in Benton Harbor. The Corporation issued approximately 7.8 million shares for all of the outstanding stock of Shoreline. The transaction was accounted for as a pooling-of-interests business combination and, therefore, all prior period amounts included herein have been restated to include Shoreline as if it had always been a subsidiary of the Corporation.

The Corporation recorded merger related and consolidation expenses of $9.2 million in the first quarter of 2001. These expenses were included as a separate line item in operating expenses in the first quarter of 2001. These charges were recorded in connection with the completion of the merger of the Corporation and Shoreline on January 9, 2001 and the consolidation of nine of the Corporation's eleven subsidiary banks effective December 31, 2000. Employee-related expenses primarily include costs incurred related to employment contracts, a voluntary early retirement program and severance awards. Severance awards were granted to 51 employees whose positions were eliminated in the internal bank consolidation project and who elected not to accept another position within the Corporation. The severance awards totaled approximately 3% of the total merger and consolidation expenses, and were primarily paid during the second quarter of 2001. Other expenses primarily included investment banking fees and other professional expenses incurred to complete the merger with Shoreline and the internal bank consolidations.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2002

NOTE E: GOODWILL

The Corporation adopted SFAS 142 effective January 1, 2002. The adoption of SFAS 142 created an inconsistency in the accounting for goodwill amortization between the three month periods ended March 31, 2002 and March 31, 2001. During the three months ended March 31, 2001, the Corporation amortized $240,000 of goodwill, while the adoption of SFAS 142 eliminated the amortization of goodwill in 2002 and thereafter. Application of the nonamortization provisions of SFAS 142 resulted in an increase in net income of $240,000, or $.01 per share, in the first quarter of 2002 compared to the first quarter in 2001 and is expected to result in an increase in net income of $960,000 or $.04 per share in calendar 2002. The following analysis is provided for comparability purposes had SFAS 142 been in effect during 2001.

	Three Months Ended March 31
	2002	2001
	(In thousands)
Reported net income	$ 13,710	$ 3,889
Add back: Goodwill amortization		240
Adjusted net income	$ 13,710	$ 4,129

Basic earnings per share
Reported net income	$ .61	$ .17
Goodwill amortization		.01
Adjusted net income	$ .61	$ .18

Diluted earnings per share
Reported net income	$ .61	$ .17
Goodwill amortization		.01
Adjusted net income	$ .61	$ .18

The carrying amount of goodwill at March 31, 2002 was $27.94 million. There were no changes in the carrying amount during the quarter ended March 31, 2002.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2002

NOTE F: ACQUIRED INTANGIBLE ASSETS (In Thousands)

	March 31, 2002		December 31, 2001		March 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core Deposit
Intangibles	$11,322	$6,518	$11,831	$6,009	$7,515	$4,607

Amortization expense for the:

Quarter ended March 31, 2002	$509
Year ended December 31, 2001	$1,755
Quarter ended March 31, 2001	$352

Estimated amortization expense for the years ending December 31:

2002	$1,933
2003	$1,814
2004	$1,785
2005	$1,686
2006	$1,572

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

SUMMARY

The Corporation's net income in the first quarter of 2002 was $13,710,000, or $.61 per diluted share, compared to net income of $3,889,000, or $.17 per diluted share in the first quarter of 2001. Net income in the first quarter of 2001 included a $9.2 million charge for nonrecurring costs arising from the merger with Shoreline Financial Corporation on January 9, 2001 and the internal consolidation within the Corporation. The $9.2 million charge decreased net income $7.1 million, or $.32 per diluted share in the first quarter of 2001. Excluding the $9.2 million charge, net operating income in the first quarter of 2001 was $10,965,000, or $.49 per diluted share. The Corporation's first quarter 2002 net income of $13.71 million was an increase of 25% over net operating income of $10.97 million and 252% over net income of $3.89 million in the first quarter of 2001.

The increase in net income in the first quarter of 2002, compared to the first quarter of 2001, was principally the result of increases in both net interest income and noninterest income. These factors were partially offset by increases in the provision for loan losses and operating expenses.

Return on average assets in the first quarter of 2002 was 1.57%, compared to .52% during the first quarter of 2001. Return on average equity in the first quarter of 2002 was 14.1%, compared to 4.5% during the first quarter of 2001. On an operating income basis, return on average assets was 1.46% and return on average equity was 12.7% in the first quarter of 2001.

Total assets were $3.52 billion as of March 31, 2002, up $34 million, or 1.0%, from total assets of $3.49 billion as of December 31, 2001, and up $451 million, or 14.7%, from total assets of $3.07 billion as of March 31, 2001. The growth in assets from March 31, 2001 was primarily attributable to acquisitions accounted for by the purchase method over the twelve months ended March 31, 2002.

Total loans decreased $100 million, or 4.6%, from December 31, 2001, and increased $211 million, or 11.3%, from March 31, 2001 to $2.08 billion as of March 31, 2002. The decline from December 31, 2001 was primarily attributable to a reduction in residential real estate loans. The lower interest rate environment prompted many customers with balloon type mortgage loans to refinance their mortgages to the longer-term fixed interest rate product that the Corporation generally sells in the secondary market. The loan growth from March 31, 2001 was attributable to the acquisition of branches and Bank West Financial Corporation in 2001.

Shareholders' equity increased $30 million, or 8.2%, from March 31, 2001 to $392.2 million as of March 31, 2002 or $17.40 per share, representing 11.1% of total assets. The increase was primarily attributable to retained net income, partially offset by a decrease in accumulated other comprehensive income.

RESULTS OF OPERATIONS

Net Interest Income

The Corporation's net interest income in the first quarter of 2002 was $36.2 million, a $6.8 million, or 22.9%, increase over the $29.5 million recorded in the first quarter of 2001. The increase in net interest income resulted primarily from bank and branch acquisitions during 2001, and decreasing costs of deposits and other funding sources in the twelve months ended March 31, 2002.

Average loans increased $278 million, or 15.0%, while average interest-earning assets increased $464 million, or 16.2%, in the first quarter of 2002, compared to the first quarter of 2001. Excluding the effect of acquisitions accounted for as purchases, average loans decreased $28.0 million, or 1.5%, while average interest-earning assets increased $125.3 million, or 4.4%, in the first quarter of 2002, compared to the first quarter of 2001. Net interest margin increased to 4.48% in the first quarter of 2002 from 4.27% in the first quarter of 2001.

Noninterest Income

Noninterest income increased $1,671,000, or 24.2%, in the first quarter of 2002, compared to the first quarter of 2001. The increase was attributable to an increase in mortgage banking revenue of $1,852,000, or 278%, partially offset by a decrease in investment securities gains of $184,000, or 132%. The increase in mortgage banking revenue resulted primarily from a significant increase in the refinancing activity of residential mortgage loans that occurred as a result of the reduction in overall market interest rates. The Corporation sold $155.9 million of residential mortgage loans in the secondary market during the first quarter of 2002, compared to $40.8 million in the first quarter of 2001.

Excluding the effect of acquisitions accounted for as purchases, noninterest income increased $1,245,000, or 18.0%, in the first quarter of 2002, compared to the first quarter of 2001.

Provision for Loan Losses

The provision for loan losses ("provision") is the amount added to the allowance for loan losses ("allowance") to absorb loan losses in the loan portfolio. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the remainder of the loan portfolio but that have not been specifically identified. The allowance is comprised of specific allowances (assessed for loans that have known credit weaknesses), general allowances based on an assigned risk rating and an unallocated allowance for imprecision in the subjective nature of the specific and general allowance methodology. Management continuously evaluates the allowance to ensure the level is adequate to absorb losses inherent in the loan portfolio. This evaluation is based on a continuous review of the loan portfolio, both individually and by category, and includes consideration of changes in the mix and volume of the loan portfolio, actual loan loss experience, the financial condition of the borrowers, industry and geographical exposures within the portfolio, economic conditions and employment levels of the Corporation's local markets, and special factors affecting business sectors. A formal evaluation of the allowance is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance. The Corporation's loan review personnel, who are independent of the loan origination function, review this evaluation.

The provision for loan losses was $653,000 in the first quarter of 2002, compared to $405,000 in the first quarter of 2001. Net loan losses were $757,000 in the first quarter of 2002, compared to $24,000 in the first quarter of 2001. Net loan losses in the first quarter of 2002 were a continuation of the trend of higher net loan losses that began during the fourth quarter of 2001 when they were $878,000. The increase in net loan losses was attributable to both a softening economy and a repositioning of the commercial loan portfolios acquired in 2001.

Operating Expenses

Total operating expenses decreased $5.2 million, or 18.1%, in the first quarter of 2002, compared to the first quarter of 2001. Excluding the effect of non-recurring merger and consolidation charges of $9.2 million in the first quarter of 2001, total operating expenses increased $3.9 million, or 20%, in the first quarter of 2002, compared to the first quarter of 2001. Almost one-half of this increase was attributable to the branch and bank acquisitions completed in 2001.

Income Tax Expense

The Corporation's effective federal income tax rate was 33.3% during the quarter ended March 31, 2002, compared to 32.8% during the quarter ended March 31, 2001. The March 31, 2001 effective federal income tax rate excludes the effect of the non-recurring merger and consolidation charges. The Corporation is subject to the federal statutory income tax rate of 35%. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate primarily is a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses.

BALANCE SHEET CHANGES

Asset and Deposit Changes

Total assets increased $33.5 million, or 1.0%, from December 31, 2001 and increased $450.5 million, or 14.7%, from March 31, 2001 to $3.52 billion as of March 31, 2002. Total deposits increased $34.7 million, or 1.2%, from December 31, 2001 and $346.6 million, or 14.0%, from March 31, 2001 to $2.82 billion as of March 31, 2002. The majority of the growth in total assets and total deposits from March 31, 2001 was attributable to acquisitions completed in 2001 accounted for by the purchase method.

Loans

The Corporation's philosophy is such that it will not compromise on loan quality and generally does not make loans outside its banking markets to increase its loan portfolio. In addition, the Corporation generally does not participate in syndicated loans, which is a method utilized by many financial institutions to increase the size of their loan portfolios.

Total loans as of March 31, 2002 were $2.08 billion, compared to $2.18 billion as of December 31, 2001 and $1.87 billion as of March 31, 2001.

Commercial loans decreased $20.4 million, or 6.1%, from December 31, 2001, and increased $19.0 million, or 6.5%, from March 31, 2001 to $311.6 million as of March 31, 2002. Excluding the effect of purchase acquisitions, commercial loans decreased $59.4 million, or 20.3%, from March 31, 2001. The decrease was due to a reduction in overall customer demand due to softening economic conditions in the U.S. economy and in local markets, as well as an increase in prepayments on loans. Commercial loans represented 15.0%, 15.2% and 15.6% of the Corporation's loan portfolio as of March 31, 2002, December 31, 2001 and March 31, 2001, respectively.

Real estate construction loans decreased $8.2 million, or 6.0%, from December 31, 2001 and increased $37.9 million, or 41.5%, from March 31, 2001 to $129.3 million as of March 31, 2002. Excluding the effect of purchase acquisitions, real estate construction loans increased $8.3 million, or 9.1%, from March 31, 2001. Real estate construction loans represented 6.2%, 6.3% and 4.9% of the Corporation's loan portfolio as of March 31, 2002, December 31, 2001 and March 31, 2001, respectively.

Commercial real estate loans increased $19.2 million, or 4.4%, from December 31, 2001 and increased $122.4 million, or 37.1%, from March 31, 2001 to $451.9 million as of March 31, 2002. Excluding the effect of purchase acquisitions during 2001, commercial real estate loans increased $52.5 million, or 15.9%, from March 31, 2001. Commercial real estate loans represented 21.7%, 19.9% and 17.6% of the Corporation's loan portfolio as of March 31, 2002, December 31, 2001 and March 31, 2001, respectively.

Residential real estate loans decreased $77.9 million, or 10.1%, from December 31, 2001 and $69.8 million, or 9.2%, from March 31, 2001 to $691.4 million as of March 31, 2002. Excluding the effect of purchase acquisitions during 2001, residential real estate loans decreased $140.8 million, or 18.5%, from March 31, 2001. The lower interest rate environment that prevailed during the twelve months ended March 31, 2002 prompted most customers to choose the longer-term fixed interest rate product whether they were purchasing a new home or were refinancing their existing mortgage, which the Corporation generally sells in the secondary market. Residential real estate loans represented 33.2%, 35.2% and 40.7% of the Corporation's loan portfolio as of March 31, 2002, December 31, 2001 and March 31, 2001, respectively.

Consumer loans decreased $12.4 million, or 2.4%, from December 31, 2001, and increased $101.2 million, or 25.5%, from March 31, 2001 to $498.6 million as of March 31, 2002. Excluding the effect of purchase acquisitions during 2001, consumer loans increased $47.8 million, or 12.0% from March 31, 2001. The increase from March 31, 2001 was primarily the result of the Corporation's 2001 consumer loan promotion that began March 1, 2001. During the three-month promotion period that ended May 31, 2001, the Corporation originated $122 million of consumer loans. The increase in consumer loans related to the promotion was partially offset by prepayments resulting from the lower interest rate environment. Consumer loans represented 23.9%, 23.4% and 21.2% of total loans as of March 31, 2002, December 31, 2001 and March 31, 2001, respectively.

The Corporation's total loan to deposit ratio as of March 31, 2002, December 31, 2001 and March 31, 2001 was 73.7%, 78.2% and 75.6%, respectively.

Nonperforming loans consist of loans which are past due for principal or interest payments by 90 days or more and are still accruing interest, loans for which the accrual of interest has been discontinued, and other loans which have been restructured to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $13.4 million as of March 31, 2002, $13.1 million as of December 31, 2001 and $7.9 million as of March 31, 2001, and represented .64%, .60% and .42% of total loans, respectively. The increase in nonperforming loans since March 31, 2001 was primarily attributable to the acquisition of BWFC, which was accounted for as a purchase and to softening economic conditions experienced during the past twelve months. The Corporation acquired $232 million in total loans as part of the acquisition of BWFC in September 2001. As of March 31, 2002, $3.2 million of these loans were classified as nonperforming.

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

During the first quarter of 2002, the Corporation changed the methodology of identifying loans as being of an impaired status. Previously, the Corporation analyzed for impairment on all nonaccrual commercial and commercial real estate loans before determining which loans were impaired. Based on conservative management philosophies, as of January 1, 2002, the Corporation took the position that all nonaccrual commercial and commercial real estate loans are impaired loans. This change had no effect on the allowance allocated to impaired loans, as the additional loans classified as impaired did not require an impairment allowance as of January 1, 2002.

Impaired loans under the new classification totaled $8.1 million as of March 31, 2002. Impaired loans under the previous classification were $4.2 million as of December 31, 2001 and $4.3 million as of

March 31, 2001. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the allowance for loan losses allocated to impaired loans was approximately $1.1 million as of each of these dates. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation, therefore the eventual outcome may differ from the estimates used.

The allowance for loan losses at March 31, 2002 was $30,890,000 and represented 1.48% of total loans, compared to $30,994,000, or 1.42% of total loans, at December 31, 2001 and $27,264,000, or 1.46% of total loans, at March 31, 2001.

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

Capital Resources

As of March 31, 2002, shareholders' equity was $392.2 million, compared to $389.5 million as of December 31, 2001 and $362.4 million as of March 31, 2001, resulting in an increase of $2.7 million, or .7%, from December 31, 2001 and $29.8 million, or 8.2%, from March 31, 2001. Shareholders' equity as a percentage of total assets was 11.1% as of March 31, 2002, 11.2% as of December 31, 2001 and 11.8% as of March 31, 2001.

A consolidated statement of changes in shareholders' equity covering the three-month periods ended March 31, 2002 and March 31, 2001 follows (in thousands of dollars):

	Three Months Ended March 31
	2002	2001
Total shareholders' equity as of January 1	$ 389,456	$ 357,910
Comprehensive income:
Net income	13,710	3,889
Change in unrealized net gains on investment securities
available for sale	(5,539)	4,659
Total comprehensive income	8,171	8,548
Cash dividends paid	(5,408)	(5,162)
Shares issued from stock option and other plans	180	1,064
Repurchases of shares	(166)
Total shareholders' equity as of end of period	$ 392,233	$ 362,360

The following table represents the Corporation's regulatory capital ratios as of March 31, 2002:

	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Chemical Financial Corporation-actual ratio	9.9%	16.7%	18.0%

Regulatory minimum ratio	3.0	4.0	8.0

Ratio considered "well capitalized" by regulatory agencies	5.0	6.0	10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at March 31, 2002 are high due to the Corporation holding $350 million in investment securities and other assets which are assigned a 0% risk rating; $892 million in assets, primarily investment securities, which are assigned a 20% risk rating; and $795 million in residential real estate mortgages and other assets which are assigned a 50% risk rating. These three risk ratings (0%, 20% and 50%) represented 57% of the Corporation's total risk-based assets (including off-balance sheet items) as of March 31, 2002.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained in the discussion regarding interest rate risk and sensitivity under the caption "Liquidity and Interest Sensitivity" on pages 16 through 17 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001 is here incorporated by reference. Such Annual Report was previously filed as Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. The following exhibits are filed as part of this report:

Exhibit Number

	3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

	3.2	Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. Here incorporated by reference.

(b)	Reports on Form 8-K. During the three-month period ended March 31, 2002, there were no reports filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMICAL FINANCIAL CORPORATION

Date: May 8, 2002	By/s/David B. Ramaker David B. Ramaker Chief Executive Officer and President (Principal Executive Officer)

Date: May 8, 2002	By/s/Lori A. Gwizdala Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. Here incorporated by reference.