Form 10-K/A
period 2001-12-31
CHEMICAL FINANCIAL CORP
filed 2002-06-13
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1
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

This Amendment No. 1 to the Annual Report on Form 10-K of Chemical Financial Corporation (the "Registrant") for the year ended December 31, 2001, is filed solely for the purpose of filing exhibits that were identified in but not electronically attached with the original Form 10-K filing. The text of the Form 10-K filing remains unchanged.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHEMICAL FINANCIAL CORPORATION

June 12, 2002	s/ David B. Ramaker
David B. Ramaker President and Chief Executive Officer (Principal Executive Officer)

June 12, 2002	s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
June 12, 2002	s/ David B. Ramaker
David B. Ramaker President and Chief Executive Officer and Director (Principal Executive Officer)

June 12, 2002	*s/ J. Daniel Bernson
J. Daniel Bernson Director

June 12, 2002	*s/ James A. Currie
James A. Currie Director

June 12, 2002	*s/ Michael L. Dow
Michael L. Dow Director

June 12, 2002	s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

June 12, 2002	*s/ L. Richard Marzke
L. Richard Marzke Director

June 12, 2002	*s/ Terence F. Moore
Terence F. Moore Director

June __, 2002
Aloysius J. Oliver Chairman of the Board and Director

June 12, 2002	*s/ Alan W. Ott
Alan W. Ott Director

June 12, 2002	*s/ Frank P. Popoff
Frank P. Popoff Director

June 12, 2002	*s/ Lawrence A. Reed
Lawrence A. Reed Director

June 12, 2002	*s/ Dan L. Smith
Dan L. Smith Director

June 12, 2002	*s/ William S. Stavropoulos
William S. Stavropoulos Director

*By	s/Lori A. Gwizdala
Lori A. Gwizdala Attorney-in-Fact

5