Form 10-Q
period 2002-06-30
CHEMICAL FINANCIAL CORP
filed 2002-08-14
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002, OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

333 East Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

(989) 839-5350 (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes    X      No

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of August 2, 2002, was 22,559,355 shares.

INDEX

CHEMICAL FINANCIAL CORPORATION
FORM 10-Q

		Page

FORWARD-LOOKING STATEMENTS		3

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2001)

	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2002 and June 30, 2001	4

	Consolidated Statement of Financial Position as of June 30, 2002, December 31, 2001 and June 30, 2001	5

	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2002 and June 30, 2001	6

	Notes to Consolidated Financial Statements	7-15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 6.	Exhibits and Reports on Form 8-K	26

SIGNATURES		27

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

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(In thousands, except per share amounts)

INTEREST INCOME
Interest and fees on loans	$38,993	$38,724	$79,503	$76,928
Interest on investment securities:
Taxable	12,965	12,522	24,959	25,076
Tax-exempt	750	852	1,532	1,740
Total interest on securities	13,715	13,374	26,491	26,816
Interest on federal funds sold	381	1,043	1,073	2,890
Interest on deposits with unaffiliated banks	185	159	448	218
TOTAL INTEREST INCOME	53,274	53,300	107,515	106,852
INTEREST EXPENSE
Interest on deposits	14,113	19,704	29,655	41,118
Interest on FHLB borrowings	2,237	1,671	4,447	3,372
Interest on other borrowings - short term	235	724	501	1,682
TOTAL INTEREST EXPENSE	16,585	22,099	34,603	46,172
NET INTEREST INCOME	36,689	31,201	72,912	60,680
Provision for loan losses	1,352	437	2,005	842
NET INTEREST INCOME after provision for
loan losses	35,337	30,764	70,907	59,838
NONINTEREST INCOME
Trust services revenue	1,615	1,713	3,296	3,335
Service charges on deposit accounts	3,001	2,657	5,636	5,420
Other charges and fees for customer services	1,668	1,776	3,418	3,427
Mortgage banking revenue	1,623	1,185	4,179	1,851
Investment securities gains (losses)	(40)	152	(85)	292
Other	151	161	245	341
TOTAL NONINTEREST INCOME	8,018	7,644	16,689	14,666
OPERATING EXPENSES
Salaries, wages and employee benefits	13,388	11,770	27,132	23,285
Occupancy	1,895	1,610	3,774	3,370
Equipment	1,928	1,663	4,126	3,330
Other	5,810	5,191	11,668	10,030
Merger and consolidation charge	-	-	-	9,167
TOTAL OPERATING EXPENSES	23,021	20,234	46,700	49,182
INCOME BEFORE INCOME TAXES	20,334	18,174	40,896	25,322
Federal income taxes	6,799	6,093	13,651	9,352
NET INCOME	$13,535	$12,081	$27,245	$15,970

NET INCOME PER SHARE (Basic)	$.60	$.53	$1.21	$.70
(Diluted)	$.60	$.53	$1.21	$.70
Cash dividends per share	$.24	$.23	$.48	$.46

See accompanying notes to consolidated financial statements

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Financial Position (In thousands)

	June 30, 2002	December 31, 2001	June 30, 2001
	(Unaudited)		(Unaudited)

ASSETS
Cash and demand deposits due from banks	$ 135,309	$ 150,546	$ 114,101
Federal funds sold	43,759	86,800	72,700
Interest bearing deposits with unaffiliated banks	31,833	40,591	23,077
Investment securities:
Available for sale (at estimated market value)	849,038	731,383	676,139
Held to maturity (estimated market value - $246,301 at 6/30/02, $206,212 at 12/31/01, $226,247 at 6/30/01)	241,068	200,892	220,712
Total investment securities	1,090,106	932,275	896,851
Loans:
Commercial and agricultural	320,926	332,055	284,560
Real estate construction	112,331	137,500	92,106
Real estate commercial	468,261	432,747	338,851
Real estate residential	650,306	769,272	740,507
Consumer	531,197	510,967	457,815
Total loans	2,083,021	2,182,541	1,913,839
Less: Allowance for loan losses	31,011	30,994	27,320
Net loans	2,052,010	2,151,547	1,886,519
Premises and equipment	43,092	43,143	38,113
Intangible assets	42,548	42,615	20,640
Other assets	38,913	40,789	31,282
TOTAL ASSETS	$ 3,477,570	$ 3,488,306	$ 3,083,283

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$ 458,604	$ 460,619	$ 396,852
Interest-bearing	2,319,251	2,328,905	2,069,986
Total deposits	2,777,855	2,789,524	2,466,838
FHLB borrowings	167,528	167,893	124,168
Other borrowings - short term	97,836	118,584	102,558
Interest payable and other liabilities	27,195	22,849	19,399
Total liabilities	3,070,414	3,098,850	2,712,963
Shareholders' equity:
Common stock, $1 par value:
Authorized - 30,000 shares
Issued and outstanding - 22,552 shares, 22,514
shares, and 21,432 shares, respectively	22,552	22,514	21,432
Surplus	290,887	290,656	258,866
Retained earnings	81,218	64,792	81,208
Accumulated other comprehensive income	12,499	11,494	8,814
Total shareholders' equity	407,156	389,456	370,320
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$ 3,477,570	$ 3,488,306	$ 3,083,283

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30
	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 27,245	$ 15,970
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	2,005	842
Stock incentive expense	-	515
Gains on sales of loans	(3,345)	(1,592)
Proceeds from sales of loans	239,498	125,814
Loans originated for sale	(208,600)	(135,313)
Investment securities (gains) losses	85	(292)
Provision for depreciation and amortization	4,374	3,643
Net amortization of investment securities	2,606	508
Net decrease in accrued income and other assets	1,769	3,854
Net increase (decrease) in interest payable and other liabilities	4,443	(5,571)
Net Cash Provided by Operating Activities	70,080	8,378

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from maturities, calls and principal reductions	124,064	125,542
Proceeds from sales	2,658	50,760
Purchases	(243,563)	(202,474)
Securities held to maturity:
Proceeds from maturities, calls and principal reductions	61,783	28,053
Purchases	(103,918)	(14,701)
Net (increase) decrease in loans	68,112	(55,360)
Purchases of premises and equipment	(2,823)	(2,210)
Net Cash Used in Investing Activities	(93,687)	(70,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts and
savings accounts	43,734	61,803
Net decrease in certificates of deposit and other time deposits	(55,403)	(38,120)
Net decrease in other borrowings - short term	(20,748)	(1,893)
Proceeds from FHLB borrowings	-	20,000
Principal payments on FHLB borrowings	(365)	(12,638)
Cash dividends paid	(10,819)	(10,307)
Proceeds from shares issued	338	432
Repurchases of common stock	(166)	-
Net Cash Provided by (Used in) Financing Activities	(43,429)	19,277

Net Decrease in Cash and Cash Equivalents	(67,036)	(42,735)
Cash and cash equivalents at beginning of year	277,937	252,613
Cash and Cash Equivalents at End of Period	$ 210,901	$ 209,878

Supplemental disclosure of cash flow information:
Interest paid on deposits, FHLB borrowings and other borrowings - short-term	$ 35,484	$ 47,380
Federal income taxes paid	14,925	10,317
See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2002

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (the "Corporation") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

On December 21, 2001, the Corporation paid a 5% stock dividend to shareholders of record on December 7, 2001. All per share amounts and shares outstanding, where appropriate, have been adjusted for this stock dividend.

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

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2002

Earnings Per Share (continued)

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per share computations:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(In thousands)
Numerator for both basic and diluted earnings
per share, net income	$ 13,535	$ 12,081	$ 27,245	$ 15,970

Denominator for basic earnings per share,
average outstanding common shares	22,553	22,504	22,541	22,497
Potential dilutive shares resulting from
employee stock options	73	54	67	53
Denominator for diluted earnings per share	22,626	22,558	22,608	22,550

Comprehensive Income

The components of comprehensive income, net of related tax, for the three- and six-month periods ended June 30, 2002 and 2001 are as follows (in thousands of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net income	$ 13,535	$ 12,081	$ 27,245	$ 15,970
Change in unrealized net gains
on investment securities
available for sale	6,544	1,024	1,005	5,683
Comprehensive income	$ 20,079	$ 13,105	$ 28,250	$ 21,653

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2002

Comprehensive Income (continued)

The components of accumulated other comprehensive income, net of related tax, at June 30, 2002, December 31, 2001 and June 30, 2001 are as follows (in thousands of dollars):

	June 30, 2002	December 31, 2001	June 30, 2001

Unrealized net gains on investment
securities available for sale	$12,499	$11,494	$8,814
Accumulated other comprehensive income	$12,499	$11,494	$8,814

Operating Segment

Under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," it is management's opinion that the Corporation operates in a single operating segment - commercial banking. The Corporation is a bank holding company that operated three commercial banks, a data processing company, a title insurance company and a property and casualty insurance company, each as a separate subsidiary of the Corporation, as of June 30, 2002. The Corporation's commercial bank subsidiaries operate as community banks and offer a full range of commercial banking and fiduciary products and services to the residents and business customers in their geographical market areas. The products and services offered by the commercial bank subsidiaries are generally consistent throughout the Corporation. Each of the Corporation's commercial bank subsidiaries operates within the state of Michigan. The marketing of products and services throughout the Corporation's subsidiary banks is generally uniform, as many of the markets served by the subsidiaries overlap. The distribution of products and services is uniform throughout the Corporation's commercial bank subsidiaries and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products. The commercial bank subsidiaries are state-chartered commercial banks and operate under the same banking regulations. The data processing subsidiary primarily performs data processing functions for the Corporation's commercial bank subsidiaries.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2002

Other

Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), were issued in June 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite useful lives will continue to be amortized over their estimated useful lives.

The Corporation applied SFAS 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 will increase net income approximately $1 million or $.04 per share in 2002. The Corporation will test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Corporation performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 during the second quarter of 2002. Based on the results of these tests, the Corporation determined that there was no impairment of goodwill as of January 1, 2002. Therefore, there was no impact on the consolidated income and financial position of the Corporation in conjunction with the adoption of SFAS 142.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), became effective for the Corporation on January 1, 2001. SFAS 133 standardizes the accounting for derivative instruments by requiring the recognition of those items as assets or liabilities in the statement of financial position and measuring them at fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 had no effect upon adoption and is not currently expected to have any material effect on the financial position, liquidity or results of operations of the Corporation. The Corporation's limited use of interest rate lock commitments resulted in no cumulative effect of the adoption of SFAS 133, and the impact on net income for the three and six months ended June 30, 2002 was not material.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2002

NOTE B: LOANS AND NONPERFORMING ASSETS

The following summarizes loans and nonperforming assets at the dates indicated (in thousands of dollars):

	June 30, 2002	December 31, 2001	June 30, 2001
Loans:
Commercial and agricultural	$ 320,926	$ 332,055	$ 284,560
Real estate construction	112,331	137,500	92,106
Real estate commercial	468,261	432,747	338,851
Real estate residential	650,306	769,272	740,507
Consumer	531,197	510,967	457,815
Total Loans	$ 2,083,021	$ 2,182,541	$ 1,913,839

Nonperforming Assets:
Nonaccrual loans	$ 8,534	$ 6,897	$ 6,138
Loans 90 days or more past due and
still accruing interest	3,815	6,181	3,098
Total Nonperforming Loans	12,349	13,078	9,236
Repossessed assets acquired (1)	1,021	728	590
Total Nonperforming Assets	$ 13,370	$ 13,806	$ 9,826

___________________

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure, and other property held for sale.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2002

NOTE C: ALLOWANCE FOR LOAN LOSSES

The following summarizes the changes in the allowance for loan losses (in thousands of dollars):

	Six Months Ended June 30
	2002	2001
Allowance for Loan Losses
Balance as of January 1	$ 30,994	$ 26,883
Provision for loan losses	2,005	842

Gross loans charged-off	(2,273)	(653)
Gross recoveries of loans previously charged-off	285	248
Net loans charged-off	(1,988)	(405)
Balance as of end of period	$ 31,011	$ 27,320

Impaired loans as of June 30, 2002 and 2001 were $7,126,000 and $4,152,000, respectively. The allowance for impaired loans was $550,000 and $1,000,000 as of June 30, 2002 and 2001, respectively. During the first quarter of 2002, the Corporation changed its methodology of identifying loans as being of an impaired status. Previously, the Corporation analyzed all nonaccrual commercial and commercial real estate loans for impairment before determining which loans were impaired. Based on conservative management philosophies, as of January 1, 2002, the Corporation took the position that all nonaccrual commercial and commercial real estate loans are impaired loans. This change had no effect on the allowance allocated to impaired loans, as the additional loans classified as impaired did not require an impairment allowance as of January 1, 2002. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

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
June 30, 2002

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

On January 9, 2001, the Corporation merged with Shoreline Financial Corporation ("Shoreline"), a one-bank holding company headquartered in Benton Harbor, Michigan. As of the effective date of the transaction, Shoreline had total assets of approximately $1.1 billion, total deposits of approximately $.8 billion and total loans of approximately $.8 billion. Shoreline operated 30 branch banking offices and 2 loan production offices in southwest Michigan. The Corporation is operating Shoreline through a separate subsidiary of the Corporation, Chemical Bank Shoreline, with its headquarters remaining in Benton Harbor. The Corporation issued approximately 7.8 million shares of common stock for all of the outstanding stock of Shoreline. The transaction was accounted for as a pooling-of-interests business combination and, therefore, all prior period amounts included herein have been restated to include Shoreline as if it had always been a subsidiary of the Corporation.

The Corporation recorded merger related and consolidation expenses of $9.2 million in the first quarter of 2001. These expenses were included as a separate line item in operating expenses in the first quarter of 2001. These charges were recorded in connection with the completion of the merger of the Corporation and Shoreline on January 9, 2001 and the consolidation of nine of the Corporation's eleven subsidiary banks effective December 31, 2000. A summary of these costs follows: Professional fees of $5,265,000; settlement of employment agreements of $2,479,000; severance awards of $311,000; and other costs of $1,112,000. The entire reserve was utilized and paid during 2001 and, accordingly, there was no reserve balance at December 31, 2001.

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

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2002

NOTE E: GOODWILL

The Corporation adopted SFAS 142 effective January 1, 2002. The adoption of SFAS 142 created an inconsistency in the accounting for goodwill amortization between the three- and six-month periods ended June 30, 2002 and June 30, 2001. Application of the nonamortization provisions of SFAS 142 is expected to result in an increase in net income of $960,000 or $.04 per share in 2002. The following analysis is provided for comparability purposes had SFAS 142 been in effect during 2001 (in thousands, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001

Reported net income	$ 13,535	$ 12,081	$ 27,245	$ 15,970
Goodwill amortization		246		486
Adjusted net income	$ 13,535	$ 12,327	$ 27,245	$ 16,456

Basic earnings per share
Reported net income	$ .60	$ .53	$ 1.21	$ .70
Goodwill amortization		.01		.02
Adjusted net income	$ .60	$ .54	$ 1.21	$ .72

Diluted earnings per share
Reported net income	$ .60	$ .53	$ 1.21	$ .70
Goodwill amortization		.01		.02
Adjusted net income	$ .60	$ .54	$ 1.21	$ .72

The carrying amount of goodwill at June 30, 2002 was $27.94 million. There was no change in the carrying amount of goodwill during the six months ended June 30, 2002.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2002

NOTE F: ACQUIRED INTANGIBLE ASSETS (In thousands)

	June 30, 2002		December 31, 2001		June 30, 2001

	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Core Deposit
Intangibles	$10,835	$7,005	$11,831	$6,009	$7,218	$4,904
Other	172	3	-	-	-	-

Amortization expense for the:

Quarter ended June 30, 2002	$490
Six months ended June 30, 2002	999
Quarter ended June 30, 2001	297
Six months ended June 30, 2001	650
Year ended December 31, 2001	1,755

Estimated amortization expense for the years ending December 31:

2002	$1,933
2003	$1,814
2004	$1,785
2005	$1,686
2006	$1,572

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

SUMMARY

The Corporation's net income was $13.5 million in the second quarter of 2002, up 12.0% over net income of $12.1 million during the second quarter of 2001. Earnings per share in the second quarter of 2002 were $.60, an increase of 13.2% over earnings per share of $.53 in the second quarter of 2001. The increase in net income in the second quarter of 2002, compared to the second quarter of 2001, was principally the result of increases in both net interest income and noninterest income. These factors were partially offset by increases in the provision for loan losses and operating expenses.

Return on average assets in the second quarter of 2002 was 1.54%, compared to 1.58% during the second quarter of 2001. Return on average equity in the second quarter of 2002 was 13.7%, compared to 13.2% during the second quarter of 2001.

The Corporation's net income was $27.25 million, or $1.21 per share in the first six months of 2002, compared to net income of $15.97 million, or $.70 per share in the first six months of 2001. Net income in the six months ended June 30, 2001 included a $9.2 million charge for nonrecurring costs arising from the merger with Shoreline Financial Corporation on January 9, 2001 and the internal consolidation within the Corporation. The $9.2 million charge decreased net income by $7.1 million, or $.32 per diluted share in the six months ended June 30, 2001. Excluding the $9.2 million charge, net operating income in the six months ended June 30, 2001 was $23.05 million, or $1.02 per share. The Corporation's net income of $27.25 million for the six months ended June 30, 2002 represented an increase of 18.2% over net operating income of $23.05 million for the comparable 2001 period (after excluding the nonrecurring charge). The increases in net operating income and operating earnings per share during the first six months of 2002 were the result of increases in both net interest income and noninterest income. These factors were partially offset by increases in the provision for loan losses and operating expenses.

Return on average assets was 1.56% and return on average equity was 13.9% in the first six months of 2002, compared to 1.05% and 9.0%, respectively, in the first six months of 2001. On an operating income basis, return on average assets was 1.56% and return on average equity was 13.9% in the first six months of 2002, compared to 1.52% and 13.0%, respectively, in the first six months of 2001.

Total assets were $3.48 billion as of June 30, 2002, down $10 million, or .29%, from total assets of $3.49 billion as of December 31, 2001, and up $395 million, or 12.8%, from total assets of $3.08 billion as of June 30, 2001. The growth in assets from June 30, 2001 was primarily attributable to acquisitions accounted for by the purchase method during 2001.

Total loans decreased $100 million, or 4.6%, from December 31, 2001, and increased $169 million, or 8.8%, from June 30, 2001 to $2.08 billion as of June 30, 2002. The Corporation experienced a decrease in all loan categories from December 31, 2001, except commercial real estate and consumer loans which increased by $35.5 million and $20.2 million, respectively. The decrease in total loans was primarily due to a significant increase in refinancing activity of residential mortgage loans that occurred due to the reduction in overall market interest rates. Existing portfolio loans were refinanced primarily into 30-year fixed-rate loans which are sold in the secondary market. For the period from June 30, 2001 to June 30, 2002, the Corporation experienced an increase in all loan categories, except residential real estate. The growth in loans from June 30, 2001 was primarily attributable to acquisitions during 2001 accounted for by the purchase method.

Shareholders' equity increased $36.8 million, or 10.0%, from June 30, 2001 to $407.2 million as of June 30, 2002, or $18.05 per share, representing 11.7% of total assets. The increase was primarily attributable to retained net income and an increase in accumulated other comprehensive income.

RESULTS OF OPERATIONS

Net Interest Income

The Corporation's net interest income in the second quarter of 2002 was $36.7 million, a $5.5 million, or 17.6%, increase over the $31.2 million recorded in the second quarter of 2001. The increase in net interest income resulted primarily from an increase in total loans, decreasing costs of deposits and other funding sources in 2002, and from bank and branch acquisitions during the third quarter of 2001. Excluding the effect of acquisitions accounted for as purchases, net interest income increased $3.0 million, or 9.5%, in the second quarter of 2002 over the second quarter of 2001.

Average loans increased $171 million, or 9.0%, while average interest-earning assets increased $387 million, or 13.3%, in the second quarter of 2002, compared to the second quarter of 2001. The net interest margin increased to 4.54% in the second quarter of 2002 from 4.40% in the second quarter of 2001.

Net interest income was $72.9 million in the six months ended June 30, 2002, a $12.2 million, or 20.2%, increase over the $60.7 million recorded in the corresponding period in 2001. Excluding the effect of acquisitions accounted for as purchases, net interest income was up 12.1% in the first six months of 2002, compared to the first six months of 2001. The net interest margin was 4.51% and 4.34% during the six months ended June 30, 2002 and June 30, 2001, respectively.

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

The provision for loan losses was $1,352,000 in the second quarter and $2,005,000 in the first six months of 2002, compared to $437,000 in the second quarter and $842,000 in the first six months of 2001. Net loan losses were $1,231,000 in the second quarter and $1,988,000 in the first six months of 2002, compared to $381,000 in the second quarter and $405,000 in the first six months of 2001.

Noninterest Income

Noninterest income increased $374,000, or 4.9%, in the second quarter of 2002, compared to the second quarter of 2001. The increase was attributable to an increase in mortgage banking revenue. Mortgage banking revenue increased $438,000, or 37.0%, which resulted from a significant increase in both fees and gains on sales on loans from the refinancing activity of residential mortgage loans that occurred due to lower overall market interest rates.

Noninterest income increased $2.0 million, or 13.8%, in the first six months of 2002, compared to the first six months of 2001. The increase was also due to an increase in mortgage banking revenue. Mortgage banking revenue increased $2.3 million, or 126%, which resulted from the same significant increase in refinancing activity explained above.

Excluding the effect of acquisitions in 2001 accounted for as purchases, noninterest income decreased .9% in the second quarter of 2002, compared to the second quarter of 2001 and increased 8.5% in the first six months of 2002, compared to the first six months of 2001.

Operating Expenses

Total operating expenses increased $2.8 million, or 13.8%, in the second quarter of 2002, compared to the second quarter of 2001. The increase in operating expenses was due to increases in salaries, wages and employee benefits of $1.6 million, or 13.7%, an increase in occupancy and equipment expense, combined, of $550,000, or 16.8%, and an increase in other operating expenses of $619,000, or 11.9%.

Total operating expenses increased $6.7 million, or 16.7%, in the first six months of 2002, compared to the first six months of 2001 (excluding the $9.2 million merger and consolidation charge). Salaries, wages and employee benefits increased $3.8 million, or 16.5%, occupancy and equipment expense, combined, increased $1.2 million, or 17.9%, and other operating expenses increased $1.6 million, or 16.3%.

Excluding the effect of acquisitions in 2001 accounted for as purchases, total operating expenses increased 4.4% in the second quarter of 2002, compared to the second quarter of 2001. Excluding the effect of both the acquisitions accounted for as purchases and the special charge mentioned above, total operating expenses increased 7.4% in the six months ended June 30, 2002, compared to the first six months of 2001.

Income Tax Expense

The Corporation's effective federal income tax rate was 33.4% during the quarter ended June 30, 2002, compared to 33.5% during the quarter ended June 30, 2001. Excluding the effect of the non-recurring merger and consolidation charges, the Corporation's effective federal income tax rate was 33.4% during the six months ended June 30, 2002, compared to 33.2% during the six months ended June 30, 2001. The Corporation is subject to the federal statutory income tax rate of 35%. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate primarily is a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses.

BALANCE SHEET CHANGES

Asset and Deposit Changes

Total assets decreased $10 million, or .3%, from December 31, 2001 and increased $394 million, or 12.8%, from June 30, 2001 to $3.48 billion as of June 30, 2002. Total deposits decreased $12 million, or .4%, from December 31, 2001 and increased $311 million, or 12.6%, from June 30, 2001 to $2.78 billion as of June 30, 2002. The majority of the growth in total assets and total deposits from June 30, 2001 to June 30, 2002 was attributable to acquisitions accounted for by the purchase method.

Loans

The Corporation's philosophy is such that it will not compromise on loan quality and generally does not make loans outside its banking markets to increase its loan portfolio. In addition, the Corporation generally does not participate in syndicated loans, which is a method utilized by many financial institutions to increase the size of their loan portfolios.

Total loans as of June 30, 2002 were $2.08 billion, compared to $2.18 billion as of December 31, 2001 and $1.91 billion as of June 30, 2001.

Residential real estate loans decreased $119.0 million, or 15.5%, from December 31, 2001 and $90.2 million, or 12.2%, from June 30, 2001 to $650.3 million as of June 30, 2002. Excluding the effect of purchase acquisitions, residential real estate loans decreased $169.9 million, or 22.9%, from June 30, 2001. Residential real estate loans represented 31.2%, 35.2% and 38.7% of the Corporation's loan portfolio as of June 30, 2002, December 31, 2001 and June 30, 2001, respectively.

The Corporation's residential real estate loans consist of one- to four-family residential loans with original terms of fifteen years or less. The loan-to-value ratio at time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio require private mortgage insurance.

Real estate construction loans decreased $25.2 million, or 18.3%, from December 31, 2001 and increased $20.2 million, or 22.0%, from June 30, 2001 to $112.3 million as of June 30, 2002. Excluding the effect of purchase acquisitions, real estate construction loans increased $10.1 million, or 11.0%, from June 30, 2001. Real estate construction loans represented 5.4%, 6.3% and 4.8% of the Corporation's loan portfolio as of June 30, 2002, December 31, 2001 and June 30, 2001, respectively.

Construction lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser of the property if it will not be owner-occupied. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market area, using conservative underwriting guidelines, and closely monitoring the construction process.

Commercial loans decreased $11.1 million, or 3.4%, from December 31, 2001, and increased $36.4 million, or 12.8%, from June 30, 2001 to $320.9 million as of June 30, 2002. The increase from June 30, 2001 related to the purchase acquisitions. Commercial loans represented 15.4%, 15.2% and 14.9% of the Corporation's loan portfolio as of June 30, 2002, December 31, 2001 and June 30, 2001, respectively.

Commercial real estate loans increased $35.5 million, or 8.2%, from December 31, 2001 and $129.4 million, or 38.2%, from June 30, 2001 to $468.3 million as of June 30, 2002. The increase from June 30, 2001 related to the purchase acquisitions. Commercial real estate loans represented 22.5%, 19.9% and 17.7% of the Corporation's loan portfolio as of June 30, 2002, December 31, 2001 and June 30, 2001, respectively.

Commercial lending and commercial real estate lending are generally considered to involve a higher degree of risk than one- to four-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower for rental or business properties or for the operation of a business. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy. The Corporation generally attempts to mitigate the risks associated with commercial lending by, among other things, lending primarily in its market area and using conservative loan-to-value ratios in the underwriting process.

Consumer loans increased $20.2 million, or 4.0%, from December 31, 2001, and $73.4 million, or 16.0%, from June 30, 2001 to $531.2 million as of June 30, 2002. Excluding the effect of purchase acquisitions, consumer loans increased $35.7 million, or 7.8%, from June 30, 2001. The increase from June 30, 2001 and December 31, 2001 was primarily the result of the Corporation's 2002 consumer loan promotion which began March 1, 2002 and ended June 30, 2002. Consumer loans represented 25.5%, 23.4% and 23.9% of total loans as of June 30, 2002, December 31, 2001 and June 30, 2001, respectively.

Consumer loans generally have shorter terms than mortgage loans but generally involve more credit risk than one- to four-family residential lending because of the type and nature of the collateral. However, consumer lending generally involves less credit risk than commercial lending. Consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy.

The Corporation's total loan to deposit ratio as of June 30, 2002, December 31, 2001 and June 30, 2001 was 75.0%, 78.2% and 77.6%, respectively.

Nonperforming loans consist of loans which are past due for principal or interest payments by 90 days or more and are still accruing interest, loans for which the accrual of interest has been discontinued, and other loans which have been restructured to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $12.3 million as of June 30, 2002, $13.1 million as of December 31, 2001 and $9.2 million as of June 30, 2001, and represented .59%, .60% and .48% of total loans, respectively. The increase in nonperforming loans since June 30, 2001 was partially attributable to the acquisition of Bank West Financial Corporation ("BWFC") and to softening economic conditions experienced during the past twelve months. The Corporation acquired $232 million in total loans as part of the acquisition of BWFC in September 2001. As of June 30, 2002, $1.7 million of these loans were classified as nonperforming. The ratio of nonperforming loans to total loans has been stable over the past three quarters ranging between .59% and .64%.

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

During the first quarter of 2002, the Corporation changed its methodology of identifying loans as being of an impaired status. Previously, the Corporation analyzed all nonaccrual commercial and commercial real estate loans for impairment before determining which loans were impaired. Based on conservative management philosophies, as of January 1, 2002, the Corporation took the position that all nonaccrual commercial and commercial real estate loans are impaired loans. This change had no effect on the allowance allocated to impaired loans, as the additional loans classified as impaired did not require an impairment allowance as of January 1, 2002.

Impaired loans under the new classification totaled $7.1 million as of June 30, 2002 and $4.2 million as of December 31, 2001 and June 30, 2001. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the allowance for loan losses allocated to impaired loans was as follows: $550,000 as of June 30, 2002, $1.1 million as of December 31, 2001 and $1.0 million as of June 30, 2001. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation, therefore the eventual outcome may differ from the estimates used on these loans.

The allowance for loan losses at June 30, 2002 was $31.0 million and represented 1.49% of total loans, compared to $31.0 million, or 1.42% of total loans at December 31, 2001 and $27.3 million, or 1.43% of total loans at June 30, 2001.

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

Capital Resources

As of June 30, 2002, shareholders' equity was $407.2 million, compared to $389.5 million as of December 31, 2001 and $370.3 million as of June 30, 2001, resulting in an increase of $17.7 million, or 4.5%, from December 31, 2001 and $36.9 million, or 10.0%, from June 30, 2001. Shareholders' equity as a percentage of total assets was 11.7% as of June 30, 2002, 11.2% as of December 31, 2001 and 12.0% as of June 30, 2001.

A statement of changes in shareholders' equity covering the six-month periods ended June 30, 2002 and June 30, 2001 follows (in thousands of dollars):

	Six Months Ended June 30
	2002	2001
Total shareholders' equity as of January 1	$ 389,456	$ 357,910
Comprehensive income:
Net income	27,245	15,970
Change in unrealized net gains on securities
available for sale	1,005	5,683
Total comprehensive income	28,250	21,653
Cash dividends paid	(10,819)	(10,307)
Shares issued from stock option and other plans	435	1,064
Repurchases of shares	(166)	-
Total shareholders' equity as of end of period	$ 407,156	$ 370,320

The following table represents the Corporation's regulatory capital ratios as of June 30, 2002:

	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Chemical Financial Corporation-actual ratio	10.2%	17.0%	18.3%

Regulatory minimum ratio	3.0	4.0	8.0

Ratio considered "well capitalized" by regulatory agencies	5.0	6.0	10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at June 30, 2002 are high due to the Corporation holding $359.5 million in investment securities and other assets which are assigned a 0% risk rating; $835.2 million in assets, primarily investment securities, which are assigned a 20% risk rating; and $761.1 million in residential real estate mortgages and other assets which are assigned a 50% risk rating. These three risk ratings (0%, 20% and 50%) represented 55% of the Corporation's total risk-based assets (including off-balance sheet items) as of June 30, 2002.

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

The Corporation's annual meeting of shareholders was held April 15, 2002. At that meeting, the only matter to be voted on by the shareholders was the election of directors. All directors of the Corporation were standing for election at the meeting. The directors were elected by the following votes:

Election of Directors	Votes Cast
All nominees for director were elected:	For	Withheld	Broker Non-Votes
J. Daniel Bernson	18,912,630	110,054	0
James A. Currie	18,911,561	111,123	0
Michael L. Dow	18,910,771	111,913	0
L. Richard Marzke	18,793,627	229,057	0
Terrence F. Moore	18,910,086	112,598	0
Aloysius J. Oliver	18,767,146	255,538	0
Frank P. Popoff	18,897,848	124,836	0
David B. Ramaker	18,030,807	991,877	0
Lawrence A. Reed	18,838,265	184,419	0
Dan L. Smith	18,900,082	122,602	0
William S. Stavropoulos	17,435,744	1,586,940	0

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. The following exhibits are filed as part of this report on Form 10-Q:

	Exhibit Number	Document

	3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

	3.2	Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. Here incorporated by reference.

(b)	Reports on Form 8-K. During the three-month period ended June 30, 2002, the following reports were filed on Form 8-K:

Date	Item Reported	Financial Statements
April 11, 2002	7(c), 9	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMICAL FINANCIAL CORPORATION

Date: August 14, 2002	By/s/David B. Ramaker David B. Ramaker Chief Executive Officer and President (Principal Executive Officer)

Date: August 14, 2002	By/s/Lori A. Gwizdala Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. Here incorporated by reference.