Form 10-Q
period 2002-09-30
CHEMICAL FINANCIAL CORP
filed 2002-11-08
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002, OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

333 East Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

(989) 839-5350 (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes    X      No

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of November 5, 2002, was 22,550,805 shares.

INDEX

CHEMICAL FINANCIAL CORPORATION
FORM 10-Q

		Page

FORWARD-LOOKING STATEMENTS		3

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2001)

	Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2002 and September 30, 2001	4

	Consolidated Statement of Financial Position as of September 30, 2002, December 31, 2001 and September 30, 2001	5

	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2002 and September 30, 2001	6

	Notes to Consolidated Financial Statements	7-15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	25

SIGNATURES AND CERTIFICATIONS		26

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

Risk Factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; completion of acquisitions and integration of acquired companies and changes in the national economy. In addition, events relating to the terrorist attacks on September 11, 2001 and the resulting war on terrorism have created significant global economic and political uncertainties that may have material and adverse effects on financial markets, the economy and demand for financial services and products. These are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(In thousands, except per share amounts)

INTEREST INCOME
Interest and fees on loans	$38,519	$40,934	$118,022	$117,750
Interest on investment securities:
Taxable	12,550	12,200	37,509	37,276
Tax-exempt	701	813	2,233	2,553
Total interest on securities	13,251	13,013	39,742	39,829
Interest on federal funds sold	542	1,126	1,615	4,016
Interest on deposits with unaffiliated banks	145	236	593	454
TOTAL INTEREST INCOME	52,457	55,309	159,972	162,049
INTEREST EXPENSE
Interest on deposits	13,618	19,702	43,273	60,820
Interest on FHLB borrowings	2,201	1,632	6,648	5,004
Interest on other borrowings - short term	257	635	758	2,317
TOTAL INTEREST EXPENSE	16,076	21,969	50,679	68,141
NET INTEREST INCOME	36,381	33,340	109,293	93,908
Provision for loan losses	747	432	2,752	1,274
NET INTEREST INCOME after provision for
loan losses	35,634	32,908	106,541	92,634
NONINTEREST INCOME
Trust services revenue	1,476	1,603	4,772	4,938
Service charges on deposit accounts	3,966	2,574	9,602	7,994
Other charges and fees for customer services	1,830	1,737	5,248	5,164
Mortgage banking revenue	1,327	1,727	5,506	3,659
Investment securities gains (losses)	(99)	122	(184)	414
Other	106	131	351	391
TOTAL NONINTEREST INCOME	8,606	7,894	25,295	22,560
OPERATING EXPENSES
Salaries, wages and employee benefits	13,606	12,303	40,738	35,588
Occupancy	1,890	1,649	5,664	5,019
Equipment	2,037	1,747	6,163	5,077
Other	5,601	5,612	17,269	15,530
Merger and consolidation charge	-	-	-	9,167
TOTAL OPERATING EXPENSES	23,134	21,311	69,834	70,381
INCOME BEFORE INCOME TAXES	21,106	19,491	62,002	44,813
Federal income taxes	7,088	6,515	20,739	15,867
NET INCOME	$14,018	$12,976	$41,263	$28,946

NET INCOME PER SHARE (Basic)	$.62	$.58	$1.83	$1.28
(Diluted)	$.62	$.58	$1.83	$1.28
Cash dividends per share	$.24	$.23	$.72	$.69

See accompanying notes to consolidated financial statements

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Financial Position (In thousands)

	September 30, 2002	December 31, 2001	September 30, 2001
	(Unaudited)		(Unaudited)

ASSETS
Cash and demand deposits due from banks	$ 129,874	$ 150,546	$ 129,506
Federal funds sold	144,210	86,800	133,110
Interest bearing deposits with unaffiliated banks	51,725	40,591	52,668
Investment securities:
Available for sale (at estimated market value)	871,795	731,383	701,481
Held to maturity (estimated market value - $258,782 at 9/30/02, $206,212 at 12/31/01, $208,448 at 9/30/01)	250,778	200,892	201,398
Total investment securities	1,122,573	932,275	902,879
Loans:
Commercial and agricultural	311,079	332,055	350,181
Real estate construction	110,212	137,500	115,536
Real estate commercial	470,547	432,747	427,709
Real estate residential	645,209	769,272	824,641
Consumer	524,312	510,967	504,458
Total loans	2,061,359	2,182,541	2,222,525
Less: Allowance for loan losses	31,000	30,994	31,143
Net loans	2,030,359	2,151,547	2,191,382
Premises and equipment	43,159	43,143	43,472
Intangible assets	41,512	42,615	43,112
Other assets	37,352	40,789	26,747
TOTAL ASSETS	$ 3,600,764	$ 3,488,306	$ 3,522,876

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$ 457,330	$ 460,619	$ 435,813
Interest-bearing	2,402,491	2,328,905	2,378,756
Total deposits	2,859,821	2,789,524	2,814,569
FHLB borrowings	157,528	167,893	170,168
Other borrowings - short term	131,183	118,584	129,022
Interest payable and other liabilities	31,014	22,849	25,409
Total liabilities	3,179,546	3,098,850	3,139,168
Shareholders' equity:
Common stock, $1 par value:
Authorized - 30,000 shares
Issued and outstanding - 22,558 shares, 22,514
shares, and 21,427 shares, respectively	22,558	22,514	21,427
Surplus	291,003	290,656	258,685
Retained earnings	89,822	64,792	89,039
Accumulated other comprehensive income	17,835	11,494	14,557
Total shareholders' equity	421,218	389,456	383,708
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$ 3,600,764	$ 3,488,306	$ 3,522,876

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 41,263	$ 28,946
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	2,752	1,274
Stock incentive expense		515
Gains on sales of loans	(5,011)	(2,821)
Proceeds from sales of loans	333,963	214,547
Loans originated for sale	(310,736)	(227,379)
Investment securities (gains) losses	184	(414)
Provision for depreciation and amortization	7,280	5,862
Net amortization of investment securities	4,279	888
Net decrease in accrued income and other assets	1,040	4,977
Net increase in interest payable and other liabilities	8,296	439
Net Cash Provided by Operating Activities	83,310	26,834

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from maturities, calls and principal reductions	189,174	174,255
Proceeds from sales	3,219	61,290
Purchases	(326,801)	(279,797)
Securities held to maturity:
Proceeds from maturities, calls and principal reductions	84,166	57,005
Purchases	(134,764)	(23,681)
Net (increase) decrease in loans	97,364	(356,473)
Cash and cash equivalents resulting from acquisitions		(22,602)
Purchases of premises and equipment	(4,354)	(8,931)
Net Cash Used in Investing Activities	(91,996)	(398,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts and
savings accounts	112,300	216,918
Net increase (decrease) in certificates of deposit and other time deposits	(42,003)	154,496
Net increase in other borrowings - short term	12,599	24,571
Proceeds from FHLB borrowings		96,000
Principal payments on FHLB borrowings	(10,365)	(42,638)
Cash dividends paid	(16,235)	(15,452)
Proceeds from shares issued	470	517
Repurchases of common stock	(208)	(271)
Net Cash Provided by Financing Activities	56,558	434,141

Net Increase in Cash and Cash Equivalents	47,872	62,671
Cash and cash equivalents at beginning of year	277,937	252,613
Cash and Cash Equivalents at End of Period	$ 325,809	$ 315,284

Supplemental disclosure of cash flow information:
Interest paid on deposits, FHLB borrowings and other borrowings - short-term	$ 51,485	$ 70,698
Federal income taxes paid	21,925	16,717
See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2002

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (the "Corporation") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

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

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2002

Earnings Per Share (continued)

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per share computations:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(In thousands)
Numerator for both basic and diluted
earnings per share, net income	$ 14,018	$ 12,976	$ 41,263	$ 28,946

Denominator for basic earnings per share,
average outstanding common shares	22,559	22,504	22,547	22,499
Potential dilutive shares resulting from
employee stock options	86	68	63	58
Denominator for diluted earnings per share	22,645	22,572	22,610	22,557

Comprehensive Income

The components of comprehensive income, net of related tax, for the three- and nine-month periods ended September 30, 2002 and 2001 are as follows (in thousands of dollars):

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Net income	$ 14,018	$ 12,976	$ 41,263	$ 28,946
Change in unrealized net gains
on investment securities
available for sale	5,336	5,743	6,341	11,426
Comprehensive income	$ 19,354	$ 18,719	$ 47,604	$ 40,372

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2002

Comprehensive Income (continued)

The components of accumulated other comprehensive income, net of related tax, at September 30, 2002, December 31, 2001 and September 30, 2001 are as follows (in thousands of dollars):

	September 30, 2002	December 31, 2001	September 30, 2001

Unrealized net gains on investment
securities available for sale	$17,835	$11,494	$14,557
Accumulated other comprehensive income	$17,835	$11,494	$14,557

Operating Segment

Under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," it is management's opinion that the Corporation operates in a single operating segment - commercial banking. The Corporation is a bank holding company that operated three commercial banks, a data processing company, a title insurance company and a property and casualty insurance company, each as a separate subsidiary of the Corporation, as of September 30, 2002. The Corporation's commercial bank subsidiaries operate as community banks and offer a full range of commercial banking and fiduciary products and services to the residents and business customers in their geographical market areas. The products and services offered by the commercial bank subsidiaries are generally consistent throughout the Corporation. Each of the Corporation's commercial bank subsidiaries operates within the state of Michigan. The marketing of products and services throughout the Corporation's subsidiary banks is generally uniform, as many of the markets served by the subsidiaries overlap. The distribution of products and services is uniform throughout the Corporation's commercial bank subsidiaries and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products. The commercial bank subsidiaries are state-chartered commercial banks and operate under the same banking regulations. The data processing subsidiary primarily performs data processing functions for the Corporation's commercial bank subsidiaries.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2002

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

The Corporation applied SFAS 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 will increase net income approximately $1 million or $.04 per share in 2002. Annually, the Corporation will test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Corporation performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 during the second quarter of 2002. Based on the results of these tests, the Corporation determined that there was no impairment of goodwill as of January 1, 2002. Therefore, there was no transition adjustment required to be recorded on the consolidated income and financial position of the Corporation in conjunction with the adoption of SFAS 142.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), became effective for the Corporation on January 1, 2001. SFAS 133 standardizes the accounting for derivative instruments by requiring the recognition of those items as assets or liabilities in the statement of financial position and measuring them at fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 had no effect upon adoption and is not currently expected to have any material effect on the financial position, liquidity or results of operations of the Corporation. The Corporation's limited use of interest rate lock commitments resulted in no cumulative effect of the adoption of SFAS 133, and the impact on net income for the three and nine months ended September 30, 2002 was not material.

The Corporation and its subsidiary banks are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated income and financial position of the Corporation.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2002

NOTE B: LOANS AND NONPERFORMING ASSETS

The following summarizes loans and nonperforming assets at the dates indicated (in thousands of dollars):

	September 30,	December 31,	September 30,
	2002	2001	2001
Loans:
Commercial and agricultural	$ 311,079	$ 332,055	$ 350,181
Real estate construction	110,212	137,500	115,536
Real estate commercial	470,547	432,747	427,709
Real estate residential	645,209	769,272	824,641
Consumer	524,312	510,967	504,458
Total Loans	$ 2,061,359	$ 2,182,541	$ 2,222,525

Nonperforming Assets:
Nonaccrual loans	$ 8,269	$ 6,897	$ 7,284
Loans 90 days or more past due and
still accruing interest	5,677	6,181	6,045
Total Nonperforming Loans	13,946	13,078	13,329
Repossessed assets acquired (1)	1,559	728	621
Total Nonperforming Assets	$ 15,505	$ 13,806	$ 13,950

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure, and other property held for sale.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2002

NOTE C: ALLOWANCE FOR LOAN LOSSES

The following summarizes the changes in the allowance for loan losses (in thousands of dollars):

	Nine Months Ended September 30
	2002	2001
Allowance for Loan Losses
Balance as of January 1	$ 30,994	$ 26,883
Allowance of acquired bank and branch offices		3,763
Provision for loan losses	2,752	1,274

Gross loans charged-off	(3,189)	(1,188)
Gross recoveries of loans previously charged-off	443	411
Net loans charged-off	(2,746)	(777)
Balance as of end of period	$ 31,000	$ 31,143

Impaired loans as of September 30, 2002 and 2001 were $6,615,000 and $3,897,000, respectively. The allowance for impaired loans was $550,000 and $1,000,000 as of September 30, 2002 and 2001, respectively. During the first quarter of 2002, the Corporation changed its methodology of identifying loans as being of an impaired status. Previously, the Corporation analyzed all nonaccrual commercial and commercial real estate loans for impairment before determining which loans were impaired. Based on conservative management philosophies, as of January 1, 2002, the Corporation took the position that all nonaccrual commercial and commercial real estate loans are impaired loans. This change had no effect on the allowance allocated to impaired loans, as the additional loans classified as impaired did not require an impairment allowance as of January 1, 2002. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

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

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2002

Accordingly, the results of operations of BWFC are included in the consolidated statements of income since the date of acquisition.

On July 13, 2001, the Corporation completed the acquisition of four branch bank offices from Fifth Third Bank and Old Kent Bank in Holland, Zeeland, Grand Haven and Fremont, Michigan. The four branch bank offices had total deposits of approximately $144 million and total loans of $97 million as of the date of acquisition. The offices in Holland, Zeeland and Grand Haven are being operated as branches of Chemical Bank Shoreline and Chemical Bank West is operating the office in Fremont, both of which are wholly owned subsidiaries of the Corporation. The transaction was accounted for by the purchase method of accounting. Accordingly, the results of operations of the four branch bank offices are included in the consolidated statements of income since the date of acquisition.

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

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2002

NOTE E: GOODWILL

The Corporation adopted SFAS 142 effective January 1, 2002. The adoption of SFAS 142 created an inconsistency in the accounting for goodwill amortization between the three- and nine-month periods ended September 30, 2002 and September 30, 2001. Application of the nonamortization provisions of SFAS 142 is expected to result in an increase in net income of $960,000 or $.04 per share in 2002. The following analysis is provided for comparability purposes had SFAS 142 been in effect during 2001 (in thousands, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001

Reported net income	$ 14,018	$ 12,976	$ 41,263	$ 28,946
Goodwill amortization		242		728
Adjusted net income	$ 14,018	$ 13,218	$ 41,263	$ 29,674

Basic earnings per share
Reported net income	$ .62	$ .58	$ 1.83	$ 1.28
Goodwill amortization		.01		.03
Adjusted net income	$ .62	$ .59	$ 1.83	$ 1.31

Diluted earnings per share
Reported net income	$ .62	$ .58	$ 1.83	$ 1.28
Goodwill amortization		.01		.03
Adjusted net income	$ .62	$ .59	$ 1.83	$ 1.31

The carrying amount of goodwill at September 30, 2002 was $27.94 million. There was no change in the carrying amount of goodwill during the nine months ended September 30, 2002.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2002

NOTE F: ACQUIRED INTANGIBLE ASSETS (In thousands)

	September 30, 2002		December 31, 2001		September 30, 2001

	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Core Deposit
Intangibles	$10,348	$7,492	$11,831	$6,009	$12,427	$5,413
Other	163	12	-	-	-	-

Amortization expense for the:

Quarter ended September 30, 2002	$496
Nine months ended September 30, 2002	1,496
Quarter ended September 30, 2001	509
Nine months ended September 30, 2001	1,159
Year ended December 31, 2001	1,755

Estimated amortization expense for the years ending December 31:

2002	$1,933
2003	$1,814
2004	$1,785
2005	$1,686
2006	$1,572

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

SUMMARY

The Corporation's net income was $14.0 million in the third quarter of 2002, up 8.0% over net income of $13.0 million during the third quarter of 2001. Earnings per share in the third quarter of 2002 were $.62, an increase of 6.9% over earnings per share of $.58 in the third quarter of 2001. The increase in net income was principally the result of increases in both net interest income and noninterest income. These factors were partially offset by increases in the provision for loan losses and operating expenses.

Return on average assets in the third quarter of 2002 was 1.58%, compared to 1.58% during the third quarter of 2001. Return on average equity in the third quarter of 2002 was 13.5%, compared to 13.6% during the third quarter of 2001.

The Corporation's net income was $41.3 million, or $1.83 per share in the first nine months of 2002, compared to net income of $28.9 million, or $1.28 per share in the first nine months of 2001. Net income in the nine months ended September 30, 2001 included a $9.2 million charge for nonrecurring costs arising from the merger with Shoreline Financial Corporation on January 9, 2001 and the internal consolidation within the Corporation. The $9.2 million charge decreased net income by $7.1 million, or $.32 per diluted share in the nine months ended September 30, 2001. Excluding the $9.2 million charge, net operating income in the nine months ended September 30, 2001 was $36.0 million, or $1.60 per share. The Corporation's net income of $41.3 million for the nine months ended September 30, 2002 represented an increase of 14.5% over net operating income of $36.0 million for the comparable 2001 period (excluding the nonrecurring charge). The increases in net operating income and operating earnings per share during the first nine months of 2002 were the result of increases in both net interest income and noninterest income. These factors were partially offset by increases in the provision for loan losses and operating expenses (excluding the $9.2 million charge discussed above).

Return on average assets was 1.56% and return on average equity was 13.8% in the first nine months of 2002, compared to 1.24% and 10.6%, respectively, in the first nine months of 2001. On a net operating income basis, return on average assets was 1.54% and return on average equity was 13.2% in the first nine months of 2001.

Total assets were $3.60 billion as of September 30, 2002, up $112 million, or 3.2%, from total assets of $3.49 billion as of December 31, 2001, and up $78 million, or 2.2%, from total assets of $3.52 billion as of September 30, 2001.

Total loans decreased $121 million, or 5.6%, from December 31, 2001, and decreased $161 million, or 7.3%, from September 30, 2001 to $2.06 billion as of September 30, 2002. The Corporation experienced a decrease in all loan categories from December 31, 2001, except commercial real estate and consumer loans which increased by $37.8 million and $13.3 million, respectively. The decrease in total loans was primarily due to a significant increase in refinancing activity of residential mortgage loans that occurred due to the reduction in overall market interest rates. Existing portfolio loans were refinanced primarily into fixed-rate loans which are generally sold in the secondary market.

The Corporation also experienced a decrease in all loan categories from September 30, 2001, except commercial real estate and consumer loans which increased by $42.8 million and $19.9 million, respectively.

Shareholders' equity increased $37.5 million, or 9.8%, from September 30, 2001 to $421.2 million as of September 30, 2002, or $18.67 per share, representing 11.7% of total assets. The increase was primarily attributable to retained net income and an increase in accumulated other comprehensive income.

RESULTS OF OPERATIONS

Net Interest Income

The Corporation's net interest income in the third quarter of 2002 was $36.4 million, a $3.1 million, or 9.1%, increase over the $33.3 million recorded in the third quarter of 2001. Excluding the impact of the 2001 bank and branch acquisitions, net interest income increased approximately 4.7% during the three months ended September 30, 2002 compared to the same time period in 2001. The remaining increase was due to the costs of deposits and other funding sources decreasing by more than the yield on interest-earning assets.

Average loans increased $51.3 million, or 2.5%, while average interest-earning assets increased $252 million, or 8.2%, in the third quarter of 2002, compared to the third quarter of 2001. The completion of the bank and branch acquisitions that took place during the second half of the third quarter of 2001 did not fully impact the average balance during that quarter. Net interest margin increased to 4.40% in the third quarter of 2002 from 4.38% in the third quarter of 2001.

Net interest income was $109.3 million in the nine months ended September 30, 2002, a $15.4 million, or 16.4%, increase over the $93.9 million recorded in the corresponding period in 2001. Excluding the impact of the 2001 bank and branch acquisitions, net interest income increased approximately 9.6% during the nine months ended September 30, 2002 compared to the same time period in 2001. The net interest margin was 4.47% and 4.36% during the nine months ended September 30, 2002 and September 30, 2001, respectively.

Provision for Loan Losses

The provision for loan losses ("provision") is the amount added to the allowance for loan losses ("allowance") to absorb loan losses in the loan portfolio. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the remainder of the loan portfolio but that have not been specifically identified. The allowance is comprised of specific allowances (assessed for loans that have known credit weaknesses), general allowances based on an assigned risk rating and an unallocated allowance for imprecision in the subjective nature of the specific and general allowance methodology. Management continuously evaluates the allowance to ensure the level is adequate to absorb losses inherent in the loan portfolio. This evaluation is based on a continuous review of the loan portfolio, both individually and by category, and includes consideration of changes in the mix and volume of the loan portfolio, actual loan loss experience, the financial condition of the borrowers, industry and geographical exposures within the portfolio, economic conditions and employment levels of the Corporation's local markets, and other factors affecting business sectors. A formal evaluation of the allowance is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance. The Corporation's loan review personnel, who are independent of the loan origination function, review this evaluation.

The provision for loan losses was $747,000 in the third quarter and $2,752,000 in the first nine months of 2002, compared to $432,000 in the third quarter and $1,274,000 the first nine months of 2001. Net loan losses were $758,000 in the third quarter and $2,746,000 in the first nine months of 2002, compared to $372,000 in the third quarter and $777,000 in the first nine months of 2001.

Noninterest Income

Noninterest income increased $712,000, or 9%, in the third quarter of 2002, compared to the third quarter of 2001. The increase was primarily attributable to an increase in service charges on deposit accounts of $1.4 million, or 54%. This increase was partially offset by a decrease in mortgage banking revenue of $400,000, or 23.2%. Mortgage banking volume remained strong during the third quarter of 2002. However, it was negatively impacted by higher amortization of servicing rights as well as a $513,000 impairment provision recorded to reflect the decline in the estimated value of mortgage servicing rights compared to the recorded book value. The decline in the estimated fair value of mortgage servicing rights was due to the continued decline in market interest rates for residential mortgages and the corresponding increase in prepayments of loans serviced for others. The combined amortization of mortgage servicing rights and the impairment provision was $936,000 during the quarter ended September 30, 2002, versus $107,000 in the quarter ended September 30, 2001.

Noninterest income increased $2.7 million, or 12.1%, in the first nine months of 2002, compared to the first nine months of 2001. The increase was due both to an increase in mortgage banking revenue of

$1.8 million and an increase in service charges on deposit accounts of $1.6 million. These increases were partially offset by a decrease in investment securities gains of $.6 million.

Operating Expenses

Total operating expenses increased $1.8 million, or 8.6%, in the third quarter of 2002, compared to the third quarter of 2001. The increase in operating expenses was due to increases in salaries, wages and employee benefits of $1.3 million, or 10.6%, and an increase in occupancy and equipment expense, combined, of $531,000, or 15.6%. Excluding purchase acquisitions, total operating expenses increased 2.7% in the third quarter of 2002, compared to the third quarter of 2001.

Total operating expenses increased $8.6 million, or 14.1%, in the first nine months of 2002, compared to the first nine months of 2001 (excluding the $9.2 million merger and consolidation charge). Salaries, wages and employee benefits increased $5.2 million, or 14.5%, occupancy and equipment expense, combined, increased $1.7 million, or 17.2%, and other operating expenses increased $1.7 million, or 11.2%. Excluding purchase acquisitions, total operating expenses increased 6.1% in the nine months ended September 30, 2002, compared to the same period in 2001.

Income Tax Expense

The Corporation's effective federal income tax rate was 33.6% during the quarter ended September 30, 2002, compared to 33.4% during the quarter ended September 30, 2001. Excluding the effect of the non-recurring merger and consolidation charges, the Corporation's effective federal income tax rate was 33.4% during the nine months ended September 30, 2002, compared to 33.3% during the nine months ended September 30, 2001. The Corporation is subject to the federal statutory income tax rate of 35%. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate primarily is a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses.

BALANCE SHEET CHANGES

Asset and Deposit Changes

Total assets increased $112 million, or 3.2%, from December 31, 2001 and increased $78 million, or 2.2%, from September 30, 2001 to $3.60 billion as of September 30, 2002. Total deposits increased $70.3 million, or 2.5%, from December 31, 2001 and increased $45.3 million, or 1.6%, from September 30, 2001 to $2.86 billion as of September 30, 2002. The growth in total assets was attributable to deposit and retained net income growth.

Loans

The Corporation's philosophy is such that it will not compromise on loan quality and generally does not make loans outside its banking markets to increase its loan portfolio. In addition, the Corporation generally does not participate in syndicated loans, which is a method utilized by many financial institutions to increase the size of their loan portfolios. The Corporation's loan portfolio is generally diversified geographically, as well as along industry lines and, therefore, the Corporation believes that its loan portfolio is reasonably sheltered from material adverse local economic impact.

Total loans as of September 30, 2002 were $2.06 billion, compared to $2.18 billion as of December 31, 2001 and $2.22 billion as of September 30, 2001.

Residential real estate loans decreased $124 million, or 16.1%, from December 31, 2001 and $179 million, or 21.8%, from September 30, 2001 to $645.2 million as of September 30, 2002. Residential real estate loans represented 31.3%, 35.2% and 37.1% of the Corporation's loan portfolio as of September 30, 2002, December 31, 2001 and September 30, 2001, respectively. The Corporation's residential real estate loans primarily consist of one- to four-family residential loans with original terms of fifteen years or less. The loan-to-value ratio at time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance.

Real estate construction loans decreased $27.3 million, or 19.9%, from December 31, 2001 and $5.3 million, or 4.6%, from September 30, 2001 to $110.2 million as of September 30, 2002. Real estate construction loans represented 5.3%, 6.3% and 5.2% of the Corporation's loan portfolio as of September 30, 2002, December 31, 2001 and September 30, 2001, respectively. Construction lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser of the property if it will not be owner-occupied. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market area, using conservative underwriting guidelines, and closely monitoring the construction process.

Commercial and agricultural loans decreased $21.0 million, or 6.3%, from December 31, 2001, and $39.1 million, or 11.2%, from September 30, 2001 to $311.1 million as of September 30, 2002. Commercial and agricultural loans represented 15.1%, 15.2% and 15.8% of the Corporation's loan portfolio as of September 30, 2002, December 31, 2001 and September 30, 2001, respectively.

Commercial real estate loans increased $37.8 million, or 8.7%, from December 31, 2001 and $42.8 million, or 10.0%, from September 30, 2001 to $470.5 million as of September 30, 2002. Commercial real estate loans represented 22.8%, 19.9% and 19.2% of the Corporation's loan portfolio as of September 30, 2002, December 31, 2001 and September 30, 2001, respectively.

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

Consumer loans increased $13.3 million, or 2.6%, from December 31, 2001, and $19.9 million, or 3.9%, from September 30, 2001 to $524.3 million as of September 30, 2002. Consumer loans represented 25.4%, 23.4% and 22.7% of total loans as of September 30, 2002, December 31, 2001 and September 30, 2001, respectively.

Consumer loans generally have shorter terms than mortgage loans but generally involve more credit risk than one- to four-family residential lending because of the type and nature of the collateral. However, consumer lending generally involves less credit risk than commercial lending. Consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by adverse personal situations.

The Corporation's total loan to deposit ratio as of September 30, 2002, December 31, 2001 and September 30, 2001 was 72.1%, 78.2% and 79.0%, respectively.

Nonperforming loans consist of loans which are past due for principal or interest payments by 90 days or more and are still accruing interest, loans for which the accrual of interest has been discontinued, and other loans which have been restructured to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $13.9 million as of September 30, 2002, $13.1 million as of December 31, 2001 and $13.3 million as of September 30, 2001, and represented .68%, .60% and .60% of total loans, respectively. The increase in nonperforming loans since September 30, 2001 was due to softening economic conditions experienced during the past twelve months. The ratio of nonperforming loans to total loans has been stable over the past twelve months ranging between .59% and .68%.

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

Impaired loans under the new classification totaled $6.6 million as of September 30, 2002, $4.2 million as of December 31, 2001 and $3.9 million as of September 30, 2001. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the allowance for loan losses allocated to impaired loans was as follows: $.6 million as of September 30, 2002, $1.1 million as of December 31, 2001 and $1.0 million as of September 30, 2001. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation, therefore the eventual outcome may differ from the estimates used on these loans.

The allowance for loan losses at September 30, 2002 was $31.0 million and represented 1.50% of total loans, compared to $31.0 million, or 1.42% of total loans at December 31, 2001 and $31.1 million, or 1.40% of total loans at September 30, 2001.

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

Capital Resources

As of September 30, 2002, shareholders' equity was $421.2 million, compared to $389.5 million as of December 31, 2001 and $383.7 million as of September 30, 2001, resulting in an increase of $31.7 million, or 8.2%, from December 31, 2001 and $37.5 million, or 9.8%, from September 30, 2001. Shareholders' equity as a percentage of total assets was 11.7% as of September 30, 2002, 11.2% as of December 31, 2001 and 10.9% as of September 30, 2001.

A statement of changes in shareholders' equity covering the nine-month periods ended September 30, 2002 and September 30, 2001 follows (in thousands of dollars):

	Nine Months Ended September 30
	2002	2001
Total shareholders' equity as of January 1	$ 389,456	$ 357,910
Comprehensive income:
Net income	41,263	28,946
Change in unrealized net gains on securities
available for sale	6,341	11,426
Total comprehensive income	47,604	40,372
Cash dividends paid	(16,235)	(15,452)
Shares issued from stock option and other plans	601	1,149
Repurchases of shares	(208)	(271)
Total shareholders' equity as of end of period	$ 421,28	$ 383,708

The following table represents the Corporation's regulatory capital ratios as of September 30, 2002:

	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Chemical Financial Corporation-actual ratio	10.4%	17.1%	18.4%

Regulatory minimum ratio	3.0	4.0	8.0

Ratio considered "well capitalized" by regulatory agencies	5.0	6.0	10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at September 30, 2002 are high due to the Corporation holding $353 million in investment securities and other assets which are assigned a 0% risk rating; $962 million in assets, primarily investment securities, which are assigned a 20% risk rating; and $749 million in residential real estate mortgages and other assets which are assigned a 50% risk rating. These three risk ratings (0%, 20% and 50%) represented 56% of the Corporation's total risk-based assets (including off-balance sheet items) as of September 30, 2002.

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

ITEM 4.	CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing this report, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of the time of such evaluation. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the time of such evaluation.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. The following exhibits are filed as part of this report on Form 10-Q:

	Exhibit Number	Document

	3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

	3.2	Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. Here incorporated by reference.

(b)	Reports on Form 8-K. During the three-month period ended September 30, 2002, there were no reports filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMICAL FINANCIAL CORPORATION

Date: November 6, 2002	By/s/ David B. Ramaker
David B. Ramaker Chief Executive Officer and President (Principal Executive Officer)

Date: November 6, 2002	By/s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, David B. Ramaker, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Chemical Financial Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11-6, 2002

/s/ David B. Ramaker
David B. Ramaker President and Chief Executive Officer Chemical Financial Corporation

I, Lori A. Gwizdala, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Chemical Financial Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer Chemical Financial Corporation

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