Form 10-K
period 2002-12-31
CHEMICAL FINANCIAL CORP
filed 2003-03-18
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2002
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

Registrant's Telephone Number, Including Area Code: (989) 839-5350

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

Yes    X     No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes    X     No ____

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002, was $744,534,000.

The number of shares outstanding of the registrant's Common Stock, $1 par value, at February 28, 2003, was 23,695,038.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2002, are incorporated by reference in Parts I and II (Items 1 and 5-8).
Portions of the registrant's definitive Proxy Statement for its April 21, 2003 annual shareholders' meeting are incorporated by reference in Part III (Items 10-13).

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about Chemical Financial Corporation itself. Words such as "anticipates," "believes," "estimates," "judgment," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, certain statements under the captions "Liquidity Risk," "Interest Rate Risk" and "Regulatory Matters" in Management's Discussion and Analysis are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Chemical Financial Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Risk factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; changes in the national economy; and the local and global effects of the ongoing war on terrorism and the potential future expansion of that war. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

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

In addition to the acquisition of CB&T, the Corporation acquired eighteen community banks and thirteen branch bank offices through December 31, 2002. The Corporation has consolidated these acquisitions into three commercial bank subsidiaries. At December 31, 2002, the Corporation's three subsidiary banks were as follows: CB&T, headquartered in Midland, Michigan; Chemical Bank Shoreline, headquartered in Benton Harbor, Michigan; and Chemical Bank West, headquartered in Grand Rapids, Michigan.

The Corporation directly owns three non-bank subsidiaries: CFC Data Corp, CFC Financial Services, Inc. and CFC Title Services, Inc.

CFC Data Corp provides data processing services to two of the Corporation's subsidiary banks and to outside customers. The data processing services provided to the Corporation's subsidiaries represented 92% of total revenue of the data processing subsidiary in 2002, 90% in 2001 and 89% in 2000.

CFC Financial Services, Inc. is an insurance agency that operates under the assumed names Chemical Financial Insurance Agency (a property and casualty insurance agency) and CFC Investment Centers (a provider of mutual funds and annuity products to customers). CFC Title Services, Inc. is an issuer of title insurance to buyers and sellers of residential and commercial mortgage properties, including those occurring due to loan refinancing.

At December 31, 2002, Chemical was the fourth largest bank holding company headquartered in Michigan, measured by total assets, and together with its subsidiaries employed a total of 1,412 full-time equivalent employees.

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

The principal markets for these financial services are the communities within Michigan in which Chemical's subsidiaries are located and the areas surrounding these communities. As of December 31, 2002, Chemical and its subsidiaries served these markets through 129 banking offices and 2 loan production offices across 32 counties, all in the lower peninsula of Michigan. In addition to the full service banking offices, the subsidiary banks operated 137 automated teller machines, both on and off bank premises, as of December 31, 2002.

Chemical's largest and lead subsidiary bank is CB&T. CB&T represented 46% of total deposits and 38% of total loans of Chemical and its subsidiaries on a consolidated basis as of December 31, 2002. Chemical's bank subsidiaries' largest loan category is residential real estate mortgages. At December 31, 2002, residential real estate loans totaled $648 million, or 31.2% of consolidated total loans. Residential real estate loans declined $121 million, or 15.7%, during 2002 as historically low interest rates prompted customers to choose long-term fixed interest rate residential real estate products, which Chemical generally sells in the secondary market. Chemical originated approximately $501 million of residential mortgage loans during 2002 which were sold in the secondary mortgage market, compared to $342 million and $59 million in residential mortgage loans originated and sold during 2001 and 2000, respectively. The significant increase in the origination of long-term fixed interest rate loans over the past two years was attributable to the significant decline in residential mortgage interest rates and the resulting increase in the refinancing of existing residential mortgages.

The principal sources of revenues for Chemical are interest and fees on loans, which accounted for 63% of total revenues in 2002, 64% of total revenues in 2001, and 62% of total revenues in 2000. Interest on investment securities is also a significant source of revenue, accounting for 21% of total revenues in 2002 and 2001and 24% of total revenues in 2000. Chemical has no foreign loans, assets or activities. No material part of the business of Chemical or its subsidiaries is dependent upon a single customer or very few customers.

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

Banks and bank holding companies are extensively regulated. Chemical's subsidiary banks are all chartered by the State of Michigan and supervised and regulated by the Michigan Office of Financial and Insurance Services. CB&T is the only bank subsidiary of Chemical that is a member of the Federal Reserve System and supervised, examined and regulated by the Federal Reserve System. The other two state non-member banks are supervised, examined and regulated by the Federal Deposit Insurance Corporation ("FDIC"). Deposits of all three bank subsidiaries are insured by the FDIC to the extent provided by law. Chemical has elected to be regulated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") as a financial holding company under the Bank Holding Company Act of 1956.

State banks and bank holding companies are governed by both federal and state laws that significantly limit their business activities in a number of respects. Examples of such limitations include: (1) prior approval of the Federal Reserve Board, and in some cases various other governing agencies, is required for bank holding companies to acquire control of any additional bank holding companies, banks or branches, (2) the business activities of bank holding companies and their subsidiaries are limited to banking and to other activities which are determined by the Federal Reserve Board to be closely related to banking, and (3) transactions between bank holding company subsidiary banks are significantly restricted by banking laws and regulations. Somewhat broader activities are permitted for qualifying financial holding companies, such as Chemical, and "financial subsidiaries." Chemical currently does not have any subsidiaries that have elected to qualify as "financial subsidiaries."

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

Banks are subject to a number of federal and state laws and regulations which have a material impact on their business. These include, among others, minimum capital requirements, state usury laws, state laws relating to fiduciaries, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the USA Patriot Act, electronic funds transfer laws, redlining laws, predatory lending laws, antitrust laws, environmental laws, anti-money laundering laws and privacy laws. These laws and regulations can have a significant effect on the operating results of banks.

The Gramm-Leach-Bliley Act of 1999 ("1999 Act") largely removed the restrictions that previously prevented affiliations among banks, securities firms, and insurance companies and provides for a system of functional regulation of the financial services industry. Among other provisions, the 1999 Act:
•	Repealed the restrictions on banks affiliating with securities firms contained in the depression-era Glass-Steagall Act.

•

Created a new regulatory status of "financial holding company." A financial holding company may engage in a statutory list of financial activities, including insurance underwriting and agency activities, securities underwriting and brokerage activities, merchant banking, and insurance company portfolio investment activities. Other activities that are "complementary" to financial activities, a category defined by regulation, are also authorized for financial holding companies.

•	Created a new regulatory status of a "financial subsidiary" with powers similar to financial holding companies.

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

•

Required financial institutions to disclose their privacy policy annually to consumers and provides protections to consumers against the transfer and use of nonpublic personal information by financial institutions.

•

Requires that agreements between banks and non-governmental entities in connection with the Community Reinvestment Act be disclosed to the public, and that community groups that receive funds from banks in excess of defined thresholds disclose how those funds are used.

Although the 1999 Act repealed certain pre-existing statutory barriers to cross-industry affiliations and provides a structural framework for achieving the 1999 Act's purposes, certain details of implementing the changes authorized by the 1999 Act have been the subject of regulations adopted by the Board of Governors and the Federal Reserve System, the Securities and Exchange Commission, and other relevant federal agencies.

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

The recapitalization of the Savings Association Insurance Fund ("SAIF") was accomplished through the enactment of The Deposit Insurance Funds Act of 1996 (the "Funds Act") on September 30, 1996. This legislation authorized the Financing Corporation ("FICO") to impose periodic assessments on depository institutions that are members of the BIF, in addition to institutions that are members of the SAIF. The purpose of these periodic assessments is to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until the change in the law, only SAIF-member institutions bore the cost of funding these interest payments. FDIC premiums, which consisted exclusively of the FICO assessment, were $.5 million in each of the three years ended December 31, 2002.

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

Banks are subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, consistent with the safe and sound operation of the institution. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to: (1) obtain deposit insurance coverage for a newly chartered institution, (2) establish a new branch office that will accept deposits, (3) relocate an office, or (4) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or another bank holding company, the Federal Reserve Board will assess the CRA compliance record of each subsidiary bank of the applicant bank holding company, and such compliance records may be the basis for denying the application.

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

Mergers, Acquisitions and Consolidations

The following is a summary of the business combinations completed during the three-year period ended December 31, 2002.

On September 14, 2001, the Corporation acquired Bank West Financial Corporation ("BWFC"). BWFC was the parent company of Bank West, a Michigan stock savings bank with five full-service branches and one loan production office in Kent and Ottawa counties in Michigan. The purchase added approximately $300 million in total assets, $232 million in total loans and $194 million in total deposits as of the date of acquisition, for which the Corporation paid a premium of $7.3 million.

Bank West was merged into the Corporation's existing subsidiary, Chemical Bank West. The Corporation exchanged $29.2 million in cash for all of the outstanding stock of BWFC.

On July 13, 2001, the Corporation acquired four branch banking offices from Fifth Third Bank and Old Kent Bank in Holland, Zeeland, Grand Haven and Fremont, Michigan. The purchase of the four branch banking offices added total deposits of approximately $144 million and total loans of $97 million as of the date of acquisition, for which the Corporation paid a premium of $15.3 million. The offices in Holland, Zeeland and Grand Haven are being operated as branches of Chemical Bank Shoreline, and Chemical Bank West is operating the office in Fremont.

The acquisitions of the four branches and BWFC in 2001 were accounted for by the purchase method of accounting; therefore, the financial results of these operations are included from their respective acquisition dates, with no restatement of prior period amounts.

On January 9, 2001, the Corporation merged with Shoreline Financial Corporation ("Shoreline"), a one-bank holding company headquartered in Benton Harbor, Michigan and parent company of Shoreline Bank. As of the effective date of the transaction, Shoreline had total assets of approximately $1.1 billion, total deposits of approximately $.8 billion and total loans of approximately $.8 billion. The Corporation is operating Shoreline Bank through a separate subsidiary of the Corporation, Chemical Bank Shoreline, with its headquarters in Benton Harbor. The Corporation issued approximately 8.2 million shares of common stock for all of the outstanding stock of Shoreline. The transaction was accounted for as a pooling of interests business combination and, therefore, all prior period amounts included in the consolidated financial statements were restated to include Shoreline as if it had always been part of the Corporation.

On December 31, 2000, the Corporation consolidated nine of its then ten subsidiary banks into two; Chemical Bank and Trust Company and Chemical Bank West. Chemical Bank South, headquartered in Marshall, Michigan remained a separate subsidiary until October 26, 2001 when it was consolidated into Chemical Bank Shoreline.

In conjunction with the merger with Shoreline and the internal consolidations, the Corporation recognized $9.2 million ($7.1 million on an after-tax basis) of merger and restructuring expenses during the first quarter of 2001. The term "net operating income" utilized in this report means net income before the impact of the after-tax $7.1 million of merger and restructuring expenses. Net operating income is a measure not defined under accounting principles generally accepted in the United States.

On March 24, 2000, the Corporation acquired two branch banking offices from Old Kent Bank located in Evart and Morrice, Michigan. The branches had total deposits of approximately $15 million and $10 million, respectively, as of that date, for which the Corporation paid a premium of approximately $1.7 million. The offices became branch offices of existing bank subsidiaries. The transaction was accounted for by the purchase method of accounting.

The nature of the business of Chemical's subsidiaries is such that they hold title to numerous parcels of real property. These properties are primarily owned for branch offices; however, Chemical and its subsidiaries may hold properties for other business purposes, as well as on a temporary basis for properties taken in, or in lieu of foreclosure, to satisfy loans in default. Under current state and federal laws, present and past owners of real property may be exposed to liability for the cost of clean up of contamination on or originating from those properties, even if they are wholly innocent of the actions that caused the contamination. These liabilities can be material and can exceed the value of the contaminated property.

The information under the following captions in the registrant's Annual Report to Shareholders for the year ended December 31, 2002, further describes the business of Chemical and is here incorporated by reference (tables are included under the caption "Management's Discussion and Analysis"):
Caption	Pages

Five-Year Summary of Selected Financial Data	2
Table 2. Average Balances, Tax Equivalent Interest and
Effective Yields and Rates	7
Table 3. Volume and Rate Variance Analysis	8
Table 4. Summary of Loans and Loan Loss Experience	9
Table 5. Comparison of Loan Maturities and Interest Sensitivity	10
Table 6. Nonperforming Assets	12
Table 7. Allocation of the Allowance For Loan Losses	13
Table 8. Maturities and Yields of Investment Securities
at December 31, 2002	16
Table 9. Summary of Investment Securities	17
Table 10. Maturity Analysis of Investment Securities	17
Management's Discussion and Analysis subheadings:
"Net Interest Income," "Loans," "Nonperforming
Assets," "Provision and Allowance For Loan Losses," "Liquidity Risk"
and "Interest Rate Risk"	6-20
Table 11. Maturity Distribution of Time Deposits of $100,000 or More	18
Table 12. Contractual Obligations	18
Table 13. Commitments	18
Note D - Investment Securities	30-31
Note F - Loans	32

Chemical's internet website is located at www.chemicalbankmi.com. Chemical provides free of charge in the "Investor Information" section of its website copies of all periodic reports and amendments to such reports that Chemical files with the Securities and Exchange Commission, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K. Chemical posts such reports to its website as soon as reasonably practicable after each report has been filed with or furnished to the Securities and Exchange Commission.

Item 2.  Properties.

The executive offices of Chemical, the main office of CB&T and Chemical's non-bank subsidiaries are located in a three story, approximately 74,000 square foot, office building in downtown Midland, which is 100% owned by CB&T.

Chemical's subsidiary banks conduct business from a total of 129 banking offices as of December 31, 2002. These offices are located in the lower peninsula of Michigan. Of the banking offices, 117 are owned by the subsidiary banks and 12 are leased from independent parties with remaining lease terms of one year and three months to thirteen years and five months. This leased property is considered insignificant.

Item 3.  Legal Proceedings.

Chemical's subsidiaries are parties, as plaintiff or defendant, to a number of legal proceedings, none of which is considered material, and all of which arose in the ordinary course of their operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Supplemental Item. Executive Officers of the Registrant.

Biographical information concerning Chemical's executive officers who are not directors or nominated for election to the Board of Directors, as of December 31, 2002, is presented below. Executive officer appointments are made or reaffirmed annually at the organizational meeting of the board of directors. At its regular meetings, the board of directors may also make other executive officer appointments.

Bruce M. Groom, age 61, is Executive Vice President and Senior Trust Officer of Chemical Bank and Trust Company. He joined Chemical Bank and Trust Company on April 29, 1985 as Senior Vice President and was promoted to Senior Trust Officer in May 1986, First Senior Vice President in January 2001 and Executive Vice President in February 2002. Mr. Groom is an attorney. Mr. Groom is a member of the Executive Management Committee of Chemical.

Lori A. Gwizdala, age 44, is Executive Vice President, Chief Financial Officer and Treasurer of Chemical. She joined Chemical as Controller on January 1, 1985 and was named Chief Financial Officer in May 1987, Senior Vice President in February 1991, Treasurer in April 1994 and Executive Vice President in January 2002. Ms. Gwizdala has served as Secretary to the board of directors of CFC Data Corp since May 1986, a director of CFC Financial Services, Inc. and CFC Title Services, Inc. since 1997, and a director of Chemical Bank West since January 2002. Ms. Gwizdala is a certified public accountant. Ms. Gwizdala is a member of the Executive Management Committee of Chemical.

Thomas W. Kohn, age 48, is President, Chief Executive Officer and a director of Chemical Bank West. Mr. Kohn became President of Chemical Bank Montcalm (merged into Chemical Bank West) in 1991 and President, Chief Executive Officer and a director of Chemical Bank West in January 2002. Mr. Kohn became a director of CFC Data Corp in April 2002. Mr. Kohn is a member of the Executive Management Committee of Chemical.

William C. Lauderbach, age 60, is Executive Vice President and Senior Investment Officer of Chemical Bank and Trust Company. He joined Chemical Bank and Trust Company as a Trust Officer on July 2, 1973, was promoted to Vice President and Trust Officer in March 1980, Investment Officer in January 1985, Senior Vice President in February 1991, First Senior Vice President in January 2001 and Executive Vice President in February 2002. Mr. Lauderbach is a member of the Executive Management Committee of Chemical.

James R. Milroy, age 42, is Executive Vice President and Chief Operating Officer of Chemical Financial Corporation. Mr. Milroy joined Shoreline Financial Corporation and Shoreline Bank in 1990 as Vice President and Comptroller. He was promoted to Senior Vice President and Comptroller in May 1993 and Executive Vice President and Comptroller in July 1997. Mr. Milroy was named President of Shoreline Financial Corporation in June 1999 and President and Chief Executive Officer of Chemical Bank Shoreline in January 2001. Mr. Milroy was named Executive Vice President and Chief Operating Officer of Chemical Financial Corporation in January 2002. Mr. Milroy became a director of Shoreline Bank in June 1999, the Chairman of the Board of CFC Data Corp in April 2002 and a director of CFC Financial Services, Inc. and CFC Title Services, Inc. in February 2002. Mr. Milroy is a member of the Executive Management Committee of Chemical.

John A. Reisner, age 57, is President, Chief Executive Officer and a director of Chemical Bank and Trust Company. Mr. Reisner joined the Chemical Financial organization in 1979 and has served in various senior management positions. Mr. Reisner served as President of Chemical Bank West for thirteen years prior to his appointment in January 2002 as President, Chief Executive Officer and a director of Chemical Bank and Trust Company. Mr. Reisner became a director of CFC Data Corp in April, 2001. Mr. Reisner is a member of the Executive Management Committee of Chemical.

James E. Tomczyk, age 50, is President, Chief Executive Officer and a director of Chemical Bank Shoreline. Mr. Tomczyk joined Shoreline Bank in February 1999 as Executive Vice President of its Private Banking, Trust, and Investment divisions and became Senior Executive Vice President of these divisions in October 2000. Mr. Tomczyk became President, Chief Executive Officer and a director of Chemical Bank Shoreline in January 2002. Mr. Tomczyk is a member of the Executive Management Committee of Chemical.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.

The information under the heading "Market for Chemical Financial Corporation Common Stock and Related Shareholder Matters" on page 43 of the registrant's Annual Report to Shareholders for the year ended December 31, 2002, is here incorporated by reference.

Item 6.  Selected Financial Data.

The information under the caption "Five-Year Summary of Selected Financial Data" on page 2 and the sub-heading "Financial Highlights" of "Management's Discussion and Analysis" on pages 3 through 6 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 2002, is here incorporated by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information under the heading "Management's Discussion and Analysis" on pages 3 through 21 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 2002, is here incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information under the sub-heading "Liquidity Risk" and "Interest Rate Risk" of "Management's Discussion and Analysis" on pages 16 through 20 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 2002, is here incorporated by reference.

Item 8.  Financial Statements and Supplementary Data.

The financial statements, notes, and independent auditors' report on pages 22 through 42 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 2002, is here incorporated by reference.

The information under the caption "Supplemental Quarterly Financial Information (Unaudited)" on page 43 of the registrant's Annual Report to Shareholders for the year ended December 31, 2002, is here incorporated by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information set forth under the heading "Chemical Financial's Board of Directors and Nominees for Election as Directors" on pages 2 and 3 and the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 16 in the registrant's definitive Proxy Statement for its April 21, 2003 annual meeting of shareholders is here incorporated by reference.

Item 11.  Executive Compensation.

The information set forth under the heading "Executive Compensation" on pages 9 through 12 (inclusive) and the sub-heading "Compensation of Directors" on page 5 in the registrant's definitive Proxy Statement for its April 21, 2003 annual meeting of shareholders is here incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the heading "Ownership of Chemical Financial Common Stock" on pages 6 and 7 in the registrant's definitive Proxy Statement for its April 21, 2003 annual meeting of shareholders is here incorporated by reference.

The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2002:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	500,777	$24.97	418,904
Equity compensation plans not approved by security holders	--	--	73,903
Total	500,777	$24.97	492,807

Equity compensation plans approved by security holders include the Chemical Financial Corporation 1987 Award and Stock Option Plan, the Stock Incentive Plan of 1997 and the Chemical Financial Corporation Stock Option Plan for Holders of Shoreline Financial Corporation (the "Shoreline Plan"). These plans provide for awards of nonqualified stock options, incentive stock options, and/or stock appreciation rights, or a combination thereof.

The 1997 plan was approved by the shareholders at the April 21, 1997 annual meeting of shareholders. At the April 20, 1992 annual meeting of shareholders, the shareholders voted to increase the authorized shares issuable under the 1987 plan by 100,000 shares and extend the plan to April 20, 1997. Key employees of the Corporation and its subsidiaries, as the Compensation Committee of the board of directors may select from time to time, are eligible to receive awards under the 1997 plan. No employee of the Corporation may receive any awards under the 1997 plan while the employee is a member of the Compensation Committee. No new awards may be made under the 1987 plan or the Shoreline Plan. New awards for up to 418,904 shares may be made under the 1997 plan.

The plans (other than the Shoreline Plan) provide that the option price of incentive stock options awarded shall not be less than the fair market value of the Corporation's common stock on the date of grant. Historically, options granted under the plans are first exercisable from one to five years from the date of grant, at the discretion of the Compensation Committee, and expire not later than ten years and one day after the date of grant. Options granted may be designated nonqualified stock options or incentive stock options. Options granted may include stock appreciation rights that entitle the recipient to receive cash or a number of shares of common stock without payment to the Corporation that have a market value equal to the difference between the option price and the market price of the total number of shares awarded under the option at the time of exercise of the stock appreciation right. The plans provide, at the discretion of the Compensation Committee, that payment for exercise of an option may be made in the form of shares of the Corporation's common stock having a fair market value equal to the exercise price of the option at the time of exercise, or in cash. The plans also provide for the payment of the required tax withholding generated upon the exercise of a nonqualified stock option in the form of shares of the Corporation's common stock having a fair market value equal to the amount of the required tax withholding at the time of exercise, upon prior approval and at the discretion of the Compensation Committee. As of December 31, 2002, there were options outstanding under the Shoreline Plan for 17,884 shares of common stock with a weighted average exercise price of $19.45.

Equity compensation plans not approved by security holders consists of The Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors (the "Plan"), which became effective on March 25, 2002. The 1998 Stock Purchase Plan for Subsidiary Directors was terminated on March 25, 2002 and no shares were available for issuance under that plan at December 31, 2002. The Plan is designed to provide non-employee directors of the Corporation's subsidiaries and community banks, who are neither directors nor employees of the Corporation, the option of receiving their fees in the Corporation's stock. The Plan provides for a maximum of 75,000 shares of the Corporation's common stock, subject to adjustments for certain changes in the capital structure of the Corporation as defined in the Plan, to be available under the Plan. Subsidiary directors and community bank directors, who elect to participate in the Plan, may elect to contribute to the Plan fifty percent or one hundred percent of their board of director fees and/or fifty percent or one hundred percent of their director committee fees, earned as directors or community bank directors of the Corporation's subsidiaries. Contributions to the Plan are made by the Corporation's subsidiaries on behalf of each electing participant. Plan participants may terminate their participation in the Plan, at any time, by written notice of withdrawal to the Corporation. Participants will cease to be eligible to participate in the Plan when they cease to serve as directors or community bank directors of subsidiaries of the Corporation. Shares are distributed to participants annually.

Item 13.  Certain Relationships and Related Transactions.

The information set forth under the subheading "Certain Relationships and Related Transactions" on page 16 in the registrant's definitive Proxy Statement for its April 21, 2003 annual meeting of shareholders is here incorporated by reference.

Item 14.  Controls and Procedures.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)          (1)          Financial Statements. The following financial statements and independent auditors' report of Chemical Financial Corporation and its subsidiaries are filed as part of this report:

Consolidated Statements of Financial Position-December 31, 2002 and 2001
Consolidated Statements of Income for each of the three years in the period ended December 31, 2002
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002
Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2002
Notes to Consolidated Financial Statements
Report of Independent Auditors dated January 21, 2003

The financial statements, the notes to financial statements, and the independent auditors' report listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2002.

                    (2)          Financial Statement Schedules. The following independent auditors' report of Shoreline Financial Corporation and its subsidiaries is filed as part of this report:

          Report of Independent Auditors dated January 31, 2001

                    (3)          Exhibits. The following exhibits are filed as part of this report:
Number	Exhibit

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2

Restated Bylaws. Previously filed as Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Commission on March 22, 2002. Here incorporated by reference.

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

10.2

Amended Award and Stock Option Plan of 1987.* Previously filed as Exhibit 10.1 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Commission on March 22, 2002. Here incorporated by reference.

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

10.5	Restated Aloysius J. Oliver Retirement Agreement.*

10.6

Dan L. Smith Retirement Agreement.* Previously filed as Exhibit 10.6 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Commission on March 22, 2002. Here incorporated by reference.

10.7

Chemical Financial Corporation Stock Option Plan for Holders of Shoreline Financial Corporation.* Previously filed as Exhibit 4.3 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

10.8

Chemical Financial Corporation Stock Purchase Plan for Subsidiary and Community Bank Directors.* Previously filed as Exhibit 4.3 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 25, 2002. Here incorporated by reference.

10.9

Chemical Financial Corporation 1998 Stock Purchase Plan for Subsidiary Directors.* Previously filed as Exhibit 4.3 to the registrant's Registration Statement on Form S-8 filed with the Commission on January 7, 1999. Here incorporated by reference.

11	Computation of Per Share Earnings.

13	2002 Annual Report to Shareholders.

21	Subsidiaries.

23.1	Consent of Independent Auditors, Ernst & Young LLP.

23.2	Consent of Independent Auditors, Crowe, Chizek and Company LLP.

24	Powers of Attorney.

99.1	Chemical Financial Corporation 401(k) Savings Plan Audited Financial Statements, Notes and Supplemental Schedule.

99.2	Chemical Financial Corporation 1998 Stock Purchase Plan for Subsidiary Directors Audited Financial Statements and Notes.

99.3	Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors Audited Financial Statements and Notes.

99.4	Shoreline Financial Corporation 401(k) Profit Sharing Plan Audited Financial Statements, Notes and Supplemental Schedule.

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

          (b)          Reports on Form 8-K. There were no reports on Form 8-K filed during the last quarter of the year covered by this Annual Report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMICAL FINANCIAL CORPORATION

March 14, 2003	s/ David B. Ramaker
David B. Ramaker President and Chief Executive Officer (Principal Executive Officer)

March 14, 2003	s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 14, 2003	s/ David B. Ramaker
David B. Ramaker President and Chief Executive Officer and Director (Principal Executive Officer)

March 14, 2003	*s/ J. Daniel Bernson
J. Daniel Bernson Director

March 14, 2003	*s/ Nancy Bowman
Nancy Bowman Director

March 14, 2003	*s/ James A. Currie
James A. Currie Director

March 14, 2003	*s/ Michael L. Dow
Michael L. Dow Director

March 14, 2003	s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

March 14, 2003	*s/ L. Richard Marzke
L. Richard Marzke Director

March 14, 2003	*s/ Terence F. Moore
Terence F. Moore Director

March 14, 2003	*s/ Aloysius J. Oliver
Aloysius J. Oliver Chairman of the Board and Director

March 14, 2003	*s/ Frank P. Popoff
Frank P. Popoff Director

March 14, 2003	*s/ Dan L. Smith
Dan L. Smith Director

March 14, 2003	*s/ William S. Stavropoulos
William S. Stavropoulos Director

*By	s/Lori A. Gwizdala
Lori A. Gwizdala Attorney-in-Fact

CERTIFICATIONS

I, David B. Ramaker, certify that:
1.	I have reviewed this annual report on Form 10-K of Chemical Financial Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

s/ David B. Ramaker
David B. Ramaker President and Chief Executive Officer Chemical Financial Corporation

I, Lori A. Gwizdala, certify that:

1.	I have reviewed this annual report on Form 10-K of Chemical Financial Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer Chemical Financial Corporation

EXHIBIT INDEX

Number	Exhibit

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2

Restated Bylaws. Previously filed as Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Commission on March 22, 2002. Here incorporated by reference.

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

10.2

Amended Award and Stock Option Plan of 1987.* Previously filed as Exhibit 10.1 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Commission on March 22, 2002. Here incorporated by reference.

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

10.5	Restated Aloysius J. Oliver Retirement Agreement.*

10.6

Dan L. Smith Retirement Agreement.* Previously filed as Exhibit 10.6 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Commission on March 22, 2002. Here incorporated by reference.

10.7

Chemical Financial Corporation Stock Option Plan for Holders of Shoreline Financial Corporation.* Previously filed as Exhibit 4.3 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

10.8

Chemical Financial Corporation Stock Purchase Plan for Subsidiary and Community Bank Directors.* Previously filed as Exhibit 4.3 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 25, 2002. Here incorporated by reference.

10.9

Chemical Financial Corporation 1998 Stock Purchase Plan for Subsidiary Directors.* Previously filed as Exhibit 4.3 to the registrant's Registration Statement on Form S-8 filed with the Commission on January 7, 1999. Here incorporated by reference.

11	Computation of Per Share Earnings.

13	2002 Annual Report to Shareholders.

21	Subsidiaries.

Number	Exhibit

23.1	Consent of Independent Auditors, Ernst & Young LLP.

23.2	Consent of Independent Auditors, Crowe, Chizek and Company LLP.

24	Powers of Attorney.

99.1	Chemical Financial Corporation 401(k) Savings Plan Audited Financial Statements, Notes and Supplemental Schedule.

99.2	Chemical Financial Corporation 1998 Stock Purchase Plan for Subsidiary Directors Audited Financial Statements and Notes.

99.3	Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors Audited Financial Statements and Notes.

99.4	Shoreline Financial Corporation 401(k) Profit Sharing Plan Audited Financial Statements, Notes and Supplemental Schedule.

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