Form 10-Q
period 2003-03-31
CHEMICAL FINANCIAL CORP
filed 2003-05-13
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003, OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

333 East Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

(989) 839-5350 (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes    X      No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).            Yes    X      No

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of May 2, 2003, was 23,689,132 shares.

INDEX

CHEMICAL FINANCIAL CORPORATION
FORM 10-Q

		Page

FORWARD-LOOKING STATEMENTS		3

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2002)

	Consolidated Statements of Income for the Three Months Ended March 31, 2003 and March 31, 2002	4

	Consolidated Statements of Financial Position as of March 31, 2003, December 31, 2002 and March 31, 2002	5

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and March 31, 2002	6

	Notes to Consolidated Financial Statements	7-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	21

SIGNATURES AND CERTIFICATIONS		22-26

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and the Corporation itself. Words such as "anticipates," "believes," "estimates," "judgment," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "should," "will" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; changes in the national and local economies; and the local and global effects of the ongoing war on terrorism and other military actions, including actions in Iraq. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31
	2003	2002
(In thousands, except per share data)

INTEREST INCOME
Interest and fees on loans	$36,414	$40,510
Interest on investment securities:
Taxable	10,680	11,994
Tax-exempt	677	782
Total interest on securities	11,357	12,776
Interest on federal funds sold	336	692
Interest on deposits with unaffiliated banks	139	263
TOTAL INTEREST INCOME	48,246	54,241
INTEREST EXPENSE
Interest on deposits	10,840	15,542
Interest on FHLB borrowings	2,113	2,210
Interest on other borrowings - short term	169	266
TOTAL INTEREST EXPENSE	13,122	18,018
NET INTEREST INCOME	35,124	36,223
Provision for loan losses	295	653
NET INTEREST INCOME after provision for
loan losses	34,829	35,570
NONINTEREST INCOME
Services charges on deposit accounts	3,891	2,635
Trust services revenue	1,727	1,681
Other charges and fees for customer services	1,915	1,782
Mortgage banking revenue	1,547	2,556
Investment securities gains (losses)	184	(45)
Other	50	62
TOTAL NONINTEREST INCOME	9,314	8,671
OPERATING EXPENSES
Salaries, wages and employee benefits	13,689	13,744
Occupancy	1,964	1,879
Equipment	2,049	2,198
Other	5,324	5,858
TOTAL OPERATING EXPENSES	23,026	23,679
INCOME BEFORE INCOME TAXES	21,117	20,562
Federal income taxes	7,103	6,852
NET INCOME	$14,014	$13,710

NET INCOME PER SHARE (Basic)	$.59	$.58
(Diluted)	$.59	$.58
Cash dividends per share	$.25	$.23

See accompanying notes to consolidated financial statements

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Position (In thousands)

	March 31, 2003	December 31, 2002	March 31, 2002
	(Unaudited)		(Unaudited)

ASSETS
Cash and demand deposits due from banks	$ 114,023	$ 148,112	$ 116,846
Federal funds sold	32,400	69,900	112,925
Interest bearing deposits with unaffiliated banks	18,674	53,135	75,200
Investment securities:
Available for sale (at estimated market value)	946,711	858,744	811,792
Held to maturity (estimated market value - $283,742 at 3/31/03, $277,231 at 12/31/02, $227,007 at 3/31/02)	276,367	269,238	223,188
Total investment securities	1,223,078	1,127,982	1,034,980
Loans:
Commercial	325,673	327,438	314,831
Real estate construction	106,384	108,589	129,254
Real estate commercial	506,243	481,084	451,947
Real estate residential	691,626	648,286	691,397
Consumer	501,767	509,789	498,610
Total loans	2,131,693	2,075,186	2,086,039
Less: Allowance for loan losses	30,693	30,672	30,890
Net loans	2,101,000	2,044,514	2,055,149
Premises and equipment	41,841	42,767	43,192
Intangible assets	40,060	40,489	42,711
Other assets	42,423	41,994	40,782
TOTAL ASSETS	$ 3,613,499	$ 3,568,893	$ 3,521,785

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$ 448,585	$ 475,933	$ 417,469
Interest-bearing	2,455,517	2,371,339	2,406,780
Total deposits	2,904,102	2,847,272	2,824,249
FHLB borrowings	153,591	157,393	167,545
Other borrowings - short term	83,348	104,212	103,950
Interest payable and other liabilities	35,418	29,677	33,808
Total liabilities	3,176,459	3,138,554	3,129,552
Shareholders' equity:
Common stock, $1 par value:
Authorized - 30,000 shares
Issued and outstanding - 23,690 shares, 23,684
shares, and 23,666 shares, respectively	23,690	23,684	22,539
Surplus	325,096	325,149	290,660
Retained earnings	70,812	62,721	73,079
Accumulated other comprehensive income	17,442	18,785	5,955
Total shareholders' equity	437,040	430,339	392,233
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$ 3,613,499	$ 3,568,893	$ 3,521,785

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 14,014	$ 13,710
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	295	653
Gains on sales of loans	(1,314)	(2,036)
Proceeds from sales of loans	94,736	157,921
Loans originated for sale	(85,825)	(137,271)
Investment securities (gains) losses	(184)	45
Provision for depreciation and amortization	2,183	2,180
Net amortization of investment securities	2,565	1,133
Net decrease in accrued income and other assets	861	422
Net increase in interest payable and other liabilities	5,741	10,909
Net Cash Provided by Operating Activities	33,072	47,666

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from maturities, calls and principal reductions	86,892	77,832
Proceeds from sales	8,489	215
Purchases	(188,536)	(158,312)
Securities held to maturity:
Proceeds from maturities, calls and principal reductions	48,997	19,526
Purchases	(55,385)	(52,181)
Net (increase) decrease in loans	(65,190)	79,388
Purchases of premises and equipment	(583)	(1,484)
Net Cash Used in Investing Activities	(165,316)	(35,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts and
savings accounts	87,061	54,138
Net decrease in certificates of deposit and other time deposits	(30,231)	(19,413)
Net decrease in other borrowings - short term	(20,864)	(14,634)
Principal payments on FHLB borrowings	(3,802)	(348)
Cash dividends paid	(5,923)	(5,408)
Proceeds from shares issued	449	215
Repurchases of common stock	(496)	(166)
Net Cash Provided by Financing Activities	26,194	14,384

Net Increase (Decrease) in Cash and Cash Equivalents	(106,050)	27,034
Cash and cash equivalents at beginning of period	271,147	277,937
Cash and Cash Equivalents at End of Period	$ 165,097	$ 304,971

Supplemental disclosure of cash flow information:
Interest paid on deposits, FHLB borrowings and other borrowings - short-term	$ 12,934	$ 18,911

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2003

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (the "Corporation") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

On December 9, 2002, the Corporation declared a 5% stock dividend that was paid January 24, 2003 to shareholders of record on January 6, 2003. All per share amounts and shares outstanding, where appropriate, have been adjusted for this stock dividend.

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

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2003

Earnings Per Share (continued)

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per share computations:

	Three Months Ended March 31
	2003	2002
	(In thousands)
Numerator for both basic and diluted
earnings per share, net income	$14,014	$13,710

Denominator for basic earnings per share,
average outstanding common shares	23,696	23,658
Potential dilutive shares resulting from
employee stock options	44	57
Denominator for diluted earnings per share	23,740	23,715

Comprehensive Income

The components of comprehensive income, net of related tax, for the three months ended March 31, 2003 and 2002 are as follows (in thousands of dollars):

	Three Months Ended March 31
	2003	2002
Net income	$14,014	$13,710
Change in unrealized net gains
on investment securities
available for sale	(1,343)	(5,539)
Comprehensive income	$12,671	$ 8,171

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2003

Comprehensive Income (continued)

The components of accumulated other comprehensive income, net of related tax, at March 31, 2003, December 31, 2002 and March 31, 2002 are as follows (in thousands of dollars):

	March 31, 2003	December 31, 2002	March 31, 2002

Unrealized net gains on investment
securities available for sale (net of related tax of $9,391 at 3/31/03, $10,115 at 12/31/02, $3,206 at 3/31/02)	$17,442	$18,785	$5,955
Accumulated other comprehensive income	$17,442	$18,785	$5,955

Operating Segment

Under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," it is management's opinion that the Corporation operates in a single operating segment - commercial banking. The Corporation is a bank holding company that operated three commercial banks, a data processing company, a title insurance company and a property and casualty insurance company, each as a separate subsidiary of the Corporation, as of March 31, 2003. The Corporation's commercial bank subsidiaries operate as community banks and offer a full range of commercial banking and fiduciary products and services to the residents and business customers in their geographical market areas. The products and services offered by the commercial bank subsidiaries are generally consistent throughout the Corporation. Each of the Corporation's commercial bank subsidiaries operates within the state of Michigan. The marketing of products and services throughout the Corporation's subsidiary banks is generally uniform, as many of the markets served by the subsidiaries overlap. The distribution of products and services is uniform throughout the Corporation's commercial bank subsidiaries and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products. The commercial bank subsidiaries are state-chartered commercial banks and operate under the same banking regulations. The data processing subsidiary primarily performs data processing functions for the Corporation's commercial bank subsidiaries.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2003

Goodwill

During 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill is no longer amortized, but is subject to annual impairment tests. The Corporation tested goodwill for impairment as of December 31, 2002. Based on these test results, the Corporation determined that there was no impairment of goodwill as of December 31, 2002. Goodwill was $27.94 million both at March 31, 2003 and 2002.

Other

The Corporation and its subsidiary banks are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated income and financial position of the Corporation.

NOTE B: LOANS AND NONPERFORMING ASSETS

The following summarizes loans and nonperforming assets at the dates indicated (in thousands of dollars):

	March 31,	December 31,	March 31,
	2003	2002	2002
Loans:
Commercial	$ 325,673	$ 327,438	$ 314,831
Real estate construction	106,384	108,589	129,254
Real estate commercial	506,243	481,084	451,947
Real estate residential	691,626	648,286	691,397
Consumer	501,767	509,789	498,610
Total Loans	$2,131,693	$2,075,186	$2,086,039

Nonperforming Assets:
Nonaccrual loans	$ 5,730	$ 4,859	$ 9,895
Loans 90 days or more past due and
still accruing interest	5,442	2,422	3,519
Total Nonperforming Loans	11,172	7,281	13,414
Repossessed assets acquired (1)	4,590	4,298	1,159
Total Nonperforming Assets	$ 15,762	$ 11,579	$ 14,573

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure, and other property held for sale.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2003

NOTE C: ALLOWANCE FOR LOAN LOSSES

The following summarizes the changes in the allowance for loan losses (in thousands of dollars):

	Three Months Ended March 31
	2003	2002
Allowance for Loan Losses
Balance as of January 1	$30,672	$30,994
Provision for loan losses	295	653

Gross loans charged off	(448)	(874)
Gross recoveries of loans previously charged off	174	117
Net loans charged off	(274)	(757)
Balance as of end of period	$30,693	$30,890

The Corporation considers all nonaccrual commercial and commercial real estate loans to be impaired loans. Impaired loans as of March 31, 2003 and 2002 were $3,938,000 and $8,091,000, respectively. The allowance for impaired loans was $1,700,000 and $1,050,000 as of March 31, 2003 and 2002, respectively.

NOTE D: ACQUIRED INTANGIBLE ASSETS

The following table sets forth the carrying amount, accumulated amortization and amortization expense of acquired intangible assets (in thousands):

	March 31, 2003		December 31, 2002		March 31, 2002

	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Core Deposit
Intangibles	$9,445	$8,395	$9,898	$7,942	$11,322	$6,518
Other	146	29	155	20	-	-

Amortization expense for the:

Quarter ended March 31, 2003	$ 462
Quarter ended March 31, 2002	509
Year ended December 31, 2002	1,953

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2003

Estimated amortization expense for the years ending December 31:

2003	$1,848
2004	$1,819
2005	$1,721
2006	$1,607
2007	$1,520

NOTE E: STOCK OPTIONS

The Corporation periodically grants stock options for a fixed number of shares with an exercise price equal to the market value of the shares on the date of grant. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Corporation accounts for stock option grants under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, because the exercise prices of the Corporation's stock options equal the market prices of the underlying stock at the dates of grant, no compensation expense is recognized at the date of grant.

If the Corporation had elected to recognize compensation cost for options granted in the three months ended March 31, 2003 and 2002, based on the fair value of the options granted at the grant dates, net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	2003	2002

Net income - as reported	$14,014	$13,710
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(63)	(43)
Net income - pro forma	$13,951	$13,667

Basic earnings per share - as reported	$ .59	$ .58
Basic earnings per share - pro forma	.59	.58
Diluted earnings per share - as reported	.59	.58
Diluted earnings per share - pro forma	.59	.58

NOTE F: FINANCIAL GUARANTEES

In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statement of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer's creditworthiness. At March 31, 2003, the Corporation had $19.2 million of outstanding financial and performance standby letters of credit.

In 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"), which requires additional disclosures by a guarantor about its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The instruments impacted for the Corporation are financial and performance standby letters of credit. The accounting pronouncements of FIN No. 45 became effective for the Corporation on January 1, 2003, on a prospective basis. The impact of adoption was not material to the Corporation's consolidated results of operations, financial position or cash flows.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

SUMMARY

The Corporation's net income was $14.0 million in the first quarter of 2003, up 2.2% over net income of $13.7 million during the first quarter of 2002. Earnings per share in the first quarter of 2003 were $.59, an increase of 1.7% over earnings per share of $.58 in the first quarter of 2002. The increase in net income was principally the result of higher noninterest income and lower noninterest expense. These factors were partially offset by lower net interest income.

Return on average assets in the first quarter of 2003 was 1.59%, compared to 1.57% during the first quarter of 2002. Return on average equity in the first quarter of 2003 was 13.1%, compared to 14.1% in the first quarter of 2002.

Total assets were $3.61 billion as of March 31, 2003, up $45 million, or 1.2%, from total assets of $3.57 billion as of December 31, 2002, and up $92 million, or 2.6%, from total assets of $3.52 billion as of March 31, 2002.

Total loans increased $57 million, or 2.7%, from December 31, 2002, and $46 million, or 2.2%, from March 31, 2002 to $2.13 billion as of March 31, 2003. The increase in total loans was primarily due to growth in residential real estate loans. During the first quarter of 2003, the Corporation held in its portfolio a portion of the fixed-rate residential real estate loan originations with maturities of fifteen years or greater. The Corporation's general practice is to sell these types of loans in the secondary market. The outstanding residential real estate loan portfolio balance declined in 2002 as customers took advantage of the lower interest rate environment. The increase in residential real estate loans during the first quarter of 2003 was undertaken to achieve the Corporation's desired mix of residential loans to total loans.

Shareholders' equity increased $44.8 million, or 11.4%, from March 31, 2002 to $437 million as of March 31, 2003, or $18.45 per share, representing 12.1% of total assets. The increase was primarily attributable to retained net income and an increase in accumulated other comprehensive income.

RESULTS OF OPERATIONS

Net Interest Income

The Corporation's net interest income in the first quarter of 2003 was $35.1 million, a $1.1 million, or 3.0% decrease from the $36.2 million recorded in the first quarter of 2002. The decrease was due to a lower net interest margin. Net interest margin decreased to 4.25% in the first quarter of 2003 from 4.48% in the first quarter of 2002.

Average loans decreased $35.2 million, or 1.6%, while average interest-earning assets increased $70.0 million, or 2.1%, in the first quarter of 2003, compared to the first quarter of 2002.

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

The provision for loan losses was $295,000 in the first quarter of 2003 compared to $653,000 in the first quarter of 2002. Net loan losses were $274,000 in the first quarter of 2003 compared to $757,000 in the first quarter of 2002. The decrease in the provision for loan losses in the first quarter of 2003 compared to 2002 was primarily attributable to the decrease in net loan losses.

Noninterest Income

Noninterest income increased $643,000, or 7.4%, in the first quarter of 2003, compared to the first quarter of 2002. The increase was primarily attributable to an increase in service charges on deposit accounts of $1.3 million, or 48%. This increase was partially offset by a decrease in mortgage banking revenue of $1.0 million, or 39.5%. Residential mortgage loan volume remained strong during the first quarter of 2003. However, mortgage banking revenue was negatively impacted by higher amortization of mortgage servicing rights and by a shift by the Corporation to holding a percentage of the long-term fixed interest rate residential loans originated in its loan portfolio versus selling all of these longer-term loans in the secondary market.

Operating Expenses

Total operating expenses decreased $653,000, or 2.8%, in the first quarter of 2003, compared to the first quarter of 2002. The decrease in operating expenses was due to a decrease in employee benefits expense, professional fees, Michigan single business taxes and equipment expense, compared to the first quarter of 2002.

Income Tax Expense

The Corporation's effective federal income tax rate was 33.6% during the quarter ended March 31, 2003, compared to 33.3% during the quarter ended March 31, 2002. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate primarily is a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses.

BALANCE SHEET CHANGES

Asset and Deposit Changes

Total assets increased $44.6 million, or 1.2%, from December 31, 2002 and increased $91.7 million, or 2.6%, from March 31, 2002 to $3.61 billion as of March 31, 2003. Total deposits increased $56.8 million, or 2.0%, from December 31, 2002, and increased $79.9 million, or 2.8%, from March 31, 2002 to $2.90 billion as of March 31, 2003. The growth in total assets was attributable to deposit and retained net income growth.

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

Total loans as of March 31, 2003 were $2.13 billion, compared to $2.08 billion as of December 31, 2002 and $2.09 billion as of March 31, 2002.

Residential real estate loans increased $43.3 million, or 6.7%, from December 31, 2002 and $.2 million, or .03%, from March 31, 2002 to $691.6 million as of March 31, 2003. Residential real estate loans represented 32.5%, 31.2% and 33.1% of the Corporation's loan portfolio as of March 31, 2003, December 31, 2002 and March 31, 2002, respectively. The Corporation's residential real estate loans primarily consist of one- to four-family residential loans with original terms of fifteen years or less. The loan-to-value ratio at time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance.

Real estate construction loans decreased $2.2 million, or 2.0%, from December 31, 2002 and $22.9 million, or 17.7%, from March 31, 2002 to $106.4 million as of March 31, 2003. Real estate construction loans represented 5.0%, 5.2% and 6.2% of the Corporation's loan portfolio as of March 31, 2003, December 31, 2002 and March 31, 2002, respectively. Construction lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser of the property if it will not be owner-occupied. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market area, using conservative underwriting guidelines, and closely monitoring the construction process.

Commercial loans decreased $1.8 million, or .5%, from December 31, 2002, and increased $10.8 million, or 3.4%, from March 31, 2002 to $325.7 million as of March 31, 2003. Commercial loans represented 15.3%, 15.8% and 15.1% of the Corporation's loan portfolio as of March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

Commercial real estate loans increased $25.2 million, or 5.2%, from December 31, 2002 and $54.3 million, or 12%, from March 31, 2002 to $506.2 million as of March 31, 2003. Commercial real estate loans represented 23.7%, 23.2% and 21.7% of the Corporation's loan portfolio as of March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

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

Consumer loans decreased $8 million, or 1.6%, from December 31, 2002, and increased $3.2 million, or .6%, from March 31, 2002 to $501.8 million as of March 31, 2003. Consumer loans represented 23.5%, 24.6% and 23.9% of total loans as of March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

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

The Corporation's total loan to deposit ratio as of March 31, 2003, December 31, 2002 and March 31, 2002 was 73.4%, 72.9% and 73.9%, respectively.

Nonperforming loans consist of loans which are past due for principal or interest payments by 90 days or more and are still accruing interest, loans for which the accrual of interest has been discontinued, and other loans which have been restructured to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $11.2 million as of March 31, 2003, $7.3 million as of December 31, 2002 and $13.4 million as of March 31, 2002, and represented .52%, .35% and .64% of total loans, respectively. The increase in nonperforming loans since December 31, 2002 was due to an increase of $3.0 million in commercial and real estate commercial loans past due 90 days or more and still accruing interest.

A loan is considered impaired when management determines it is probable that all of the principal and interest due under the contractual terms of the loan will not be collected. In most instances, the impairment is measured based on the fair market value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. A portion of the allowance for loan losses may be allocated to impaired loans. The Corporation has taken the position that all nonaccrual commercial and commercial real estate loans are considered to be impaired loans.

Impaired loans totaled $3.9 million as of March 31, 2003, $2.3 million as of December 31, 2002 and $8.1 million as of March 31, 2002. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the allowance for loan losses allocated to impaired loans was as follows: $1.7 million as of March 31, 2003, $.8 million as of December 31, 2002 and $1.1 million as of March 31, 2002. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation, therefore the eventual outcome may differ from the estimates used on these loans.

The allowance for loan losses at March 31, 2003 was $30.7 million and represented 1.44% of total loans, compared to $30.7 million, or 1.48% of total loans at December 31, 2002 and $30.9 million, or 1.48% of total loans at March 31, 2002.

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

The Corporation has other commitments that may impact liquidity. The following table summarizes the Corporation's commitments and expected expiration dates by period at March 31, 2003. Since many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.

Commitments (in thousands)

	Expected Expiration Dates by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Unused commitments to extend credit	$298,328	$221,633	$26,644	$30,762	$19,289
Undisbursed loans	160,214	160,214	-	-	-
Standby letters of credit and financial guarantees	19,163	8,480	3,975	5,488	1,220
Total commitments	$477,705	$390,327	$30,619	$36,250	$20,509

Capital Resources

As of March 31, 2003, shareholders' equity was $437.0 million, compared to $430.3 million as of December 31, 2002 and $392.2 million as of March 31, 2002, resulting in an increase of $6.7 million, or 1.6%, from December 31, 2002 and $44.8 million, or 11.4%, from March 31, 2002. Shareholders' equity as a percentage of total assets was 12.1% as of March 31, 2003 and December 31, 2002 and 11.1% as of March 31, 2002.

A statement of changes in shareholders' equity covering the three-month periods ended March 31, 2003 and March 31, 2002 follows (in thousands):

	Three Months Ended March 31
	2003	2002
Total shareholders' equity as of January 1	$430,339	$389,456
Comprehensive income:
Net income	14,014	13,710
Change in unrealized net gains on securities
available for sale, net of tax	(1,343)	(5,539)
Total comprehensive income	12,671	8,171
Cash dividends paid	(5,925)	(5,408)
Shares issued from stock option and other plans	451	180
Repurchase of shares	(496)	(166)
Total shareholders' equity as of end of period	$437,040	$392,233

The following table represents the Corporation's regulatory capital ratios as of March 31, 2003:

	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Chemical Financial Corporation-actual ratio	10.8%	17.4%	18.7%

Regulatory minimum ratio	3.0	4.0	8.0

Ratio considered "well capitalized" by regulatory agencies	5.0	6.0	10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at March 31, 2003 exceed the regulatory agencies ratios to be considered "well capitalized" partially due to the Corporation holding $326 million in investment securities and other assets which are assigned a 0% risk rating; $930 million in assets, primarily investment securities, which are assigned a 20% risk rating; and $803 million in residential real estate mortgages and other assets which are assigned a 50% risk rating. These three risk ratings (0%, 20% and 50%) represented 55.4% of the Corporation's total risk-based assets (including off-balance sheet items) as of March 31, 2003.

During the first quarter of 2003, the Company repurchased 18,000 shares at an average price of $27.53 per share under the 2001 Stock Repurchase Program. The 2001 Stock Repurchase Program allows for the repurchase of up to 441,000 shares, of which 395,779 shares were available for future repurchase at March 31, 2003.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained in the discussion regarding interest rate risk and sensitivity under the caption "Liquidity Risk" and "Interest Rate Risk" on pages 16 through 20 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2002 is here incorporated by reference. Such Annual Report was previously filed as Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

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

The Corporation's market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships are primarily determined by market factors that are beyond the Corporation's control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned "Forward-Looking Statements" in this report for a discussion of the limitations on the Corporation's responsibility for such statements. In this discussion, "near term" means a period of one year following the date of the most recent consolidated statement of financial position contained in this report.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. The following exhibits are filed as part of this report on Form 10-Q:

	Exhibit Number	Document

	3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

	3.2	Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. Here incorporated by reference.

	99.1	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release No. 34-47551.

(b)	Reports on Form 8-K. During the three-month period ended March 31, 2003, there were no reports filed on Form 8-K.

SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMICAL FINANCIAL CORPORATION

Date: May 12, 2003	By/s/ David B. Ramaker
David B. Ramaker Chief Executive Officer and President (Principal Executive Officer)

Date: May 12, 2003	By/s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS:

I, David B. Ramaker, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Chemical Financial Corporation;

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

Date:  May 12, 2003

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

Date:  May 12, 2003

/s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer Chemical Financial Corporation

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. Here incorporated by reference.

99.1	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release No. 34-47551.