Form 10-Q
period 2003-06-30
CHEMICAL FINANCIAL CORP
filed 2003-08-08
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003, OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

333 East Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

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

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of July 25, 2003, was 23,669,953 shares.

INDEX

CHEMICAL FINANCIAL CORPORATION
FORM 10-Q

		Page

FORWARD-LOOKING STATEMENTS		3

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2002)

	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2003 and June 30, 2002	4

	Consolidated Statements of Financial Position as of June 30, 2003, December 31, 2002 and June 30, 2002	5

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and June 30, 2002	6

	Notes to Consolidated Financial Statements	7-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 6.	Exhibits and Reports on Form 8-K	22-23

SIGNATURES AND CERTIFICATIONS		24-28

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

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(In thousands, except per share amounts)

INTEREST INCOME
Interest and fees on loans	$36,155	$39,001	$72,569	$79,545
Interest on investment securities:
Taxable	9,778	12,965	20,458	24,959
Tax-exempt	639	750	1,316	1,532
Total interest on Investment Securities	10,417	13,715	21,774	26,491
Interest on federal funds sold	107	381	443	1,073
Interest on deposits with unaffiliated banks	18	185	157	448
TOTAL INTEREST INCOME	46,697	53,282	94,943	107,557
INTEREST EXPENSE
Interest on deposits	9,453	14,112	20,293	29,654
Interest on FHLB borrowings	2,077	2,238	4,190	4,448
Interest on other borrowings - short term	138	235	307	501
TOTAL INTEREST EXPENSE	11,668	16,585	24,790	34,603
NET INTEREST INCOME	35,029	36,697	70,153	72,954
Provision for loan losses	1,272	1,352	1,567	2,005
NET INTEREST INCOME after provision for
loan losses	33,757	35,345	68,586	70,949
NONINTEREST INCOME
Service charges on deposit accounts	4,262	3,001	8,153	5,615
Other charges and fees for customer services	1,834	1,739	3,749	3,559
Mortgage banking revenue	1,861	1,622	3,408	4,178
Trust services revenue	1,791	1,615	3,518	3,296
Investment securities gains (losses)	308	(40)	492	(84)
Other	30	57	80	83
TOTAL NONINTEREST INCOME	10,086	7,994	19,400	16,647
OPERATING EXPENSES
Salaries, wages and employee benefits	13,594	12,434	27,283	27,248
Occupancy	1,937	1,895	3,901	3,774
Equipment	2,079	1,929	4,128	4,127
Other	5,572	5,747	10,896	11,551
TOTAL OPERATING EXPENSES	23,182	23,005	46,208	46,700
INCOME BEFORE INCOME TAXES	20,661	20,334	41,778	40,896
Federal income taxes	6,991	6,799	14,094	13,651
NET INCOME	$13,670	$13,535	$27,684	$27,245

NET INCOME PER SHARE (Basic)	$.58	$.57	$1.17	$1.15
(Diluted)	$.58	$.57	$1.17	$1.15
Cash dividends per share	$.25	$.23	$.50	$.46

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Position (In thousands)

	June 30, 2003	December 31, 2002	June 30, 2002
	(Unaudited)		(Unaudited)

ASSETS
Cash and demand deposits due from banks	$ 122,712	$ 148,112	$ 135,309
Federal funds sold	41,200	69,900	49,600
Interest bearing deposits with unaffiliated banks	6,096	53,135	25,992
Investment securities:
Available for sale (at estimated market value)	832,506	858,744	849,038
Held to maturity (estimated market value - $263,710 at 6/30/03, $277,231 at 12/31/02, $245,784 at 6/30/02)	256,316	269,238	240,551
Total investment securities	1,088,822	1,127,982	1,089,589
Loans:
Commercial	329,929	327,438	324,116
Real estate construction	106,747	108,589	112,331
Real estate commercial	527,400	481,084	468,261
Real estate residential	753,014	648,286	649,720
Consumer	519,727	509,789	531,197
Total loans	2,236,817	2,075,186	2,085,625
Less: Allowance for loan losses	30,482	30,672	31,011
Net loans	2,206,335	2,044,514	2,054,614
Premises and equipment	40,795	42,767	43,092
Intangible assets	39,472	40,489	42,548
Other assets	42,397	41,994	36,240
TOTAL ASSETS	$ 3,587,829	$ 3,568,893	$ 3,476,984

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$ 530,010	$ 475,933	$ 458,604
Interest-bearing	2,347,416	2,371,339	2,319,251
Total deposits	2,877,426	2,847,272	2,777,855
FHLB borrowings	148,573	157,393	167,528
Other borrowings - short term	88,949	104,212	97,836
Interest payable and other liabilities	29,741	29,677	26,609
Total liabilities	3,144,689	3,138,554	3,069,828
Shareholders' equity:
Common stock, $1 par value:
Authorized - 30,000 shares
Issued and outstanding - 23,665 shares, 23,684
shares, and 23,680 shares, respectively	23,665	23,684	22,552
Surplus	324,213	325,149	290,887
Retained earnings	78,558	62,721	81,218
Accumulated other comprehensive income	16,704	18,785	12,499
Total shareholders' equity	443,140	430,339	407,156
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$ 3,587,829	$ 3,568,893	$ 3,476,984

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 27,684	$ 27,245
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	1,567	2,005
Gains on sales of loans	(3,367)	(3,345)
Proceeds from sales of loans	219,386	239,498
Loans originated for sale	(205,934)	(208,600)
Investment securities (gains) losses	(492)	84
Provision for depreciation and amortization	4,754	4,374
Net amortization of investment securities	5,824	2,606
Net decrease in accrued income and other assets	1,305	1,770
Net increase in interest payable and other liabilities	64	4,443
Net Cash Provided by Operating Activities	50,791	70,080

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from maturities, calls and principal reductions	161,163	124,064
Proceeds from sales	60,631	2,658
Purchases	(204,229)	(243,563)
Securities held to maturity:
Proceeds from maturities, calls and principal reductions	93,207	61,783
Purchases	(83,344)	(103,918)
Net (increase) decrease in loans	(171,834)	68,112
Purchases of premises and equipment	(793)	(2,823)
Net Cash Used in Investing Activities	(145,199)	(93,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts and
savings accounts	97,605	43,734
Net decrease in certificates of deposit and other time deposits	(67,451)	(55,403)
Net decrease in other borrowings - short term	(15,263)	(20,748)
Principal payments on FHLB borrowings	(8,820)	(365)
Cash dividends paid	(11,847)	(10,819)
Proceeds from shares issued	556	338
Repurchases of common stock	(1,511)	(166)
Net Cash Used in Financing Activities	(6,731)	(43,429)

Net Decrease in Cash and Cash Equivalents	(101,139)	(67,036)
Cash and cash equivalents at beginning of period	271,147	277,937
Cash and Cash Equivalents at End of Period	$ 170,008	$ 210,901

Supplemental disclosure of cash flow information:
Interest paid on deposits, FHLB borrowings and other borrowings - short-term	$ 25,456	$ 35,484
Federal income taxes paid	13,100	14,925

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2003

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (the "Corporation") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule

10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

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

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2003

Earnings Per Share (continued)

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per share computations:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(In thousands)
Numerator for both basic and diluted
earnings per share, net income	$ 13,670	$ 13,535	$ 27,684	$ 27,245

Denominator for basic earnings per share,
average outstanding common shares	23,684	23,681	23,690	23,668
Potential dilutive shares resulting from
employee stock options	51	76	48	70
Denominator for diluted earnings per share	23,735	23,757	23,738	23,738

Comprehensive Income

The components of comprehensive income, net of related tax, for the three and six months ended June 30, 2003 and 2002 are as follows (in thousands of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net income	$ 13,670	$ 13,535	$ 27,684	$ 27,245
Change in unrealized net gains
on investment securities
available for sale	(738)	6,544	(2,081)	1,005
Comprehensive income	$ 12,932	$ 20,079	$ 25,603	$ 28,250

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2003

Comprehensive Income (continued)

The components of accumulated other comprehensive income, net of related tax, at June 30, 2003, December 31, 2002 and June 30, 2002 are as follows (in thousands of dollars):

	June 30, 2003	December 31, 2002	June 30, 2002
Unrealized net gains on investment securities
available for sale (net of related tax of $8,994 at 6/30/03, $10,115 at 12/31/02, $6,730 at 6/30/02)	$16,704	$18,785	$12,499
Accumulated other comprehensive income	$16,704	$18,785	$12,499

Operating Segment

Under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," it is management's opinion that the Corporation operates in a single operating segment - commercial banking. The Corporation is a bank holding company that operated three commercial banks, a data processing company, a title insurance company and a property and casualty insurance company, each as a separate subsidiary of the Corporation, as of June 30, 2003. The Corporation's commercial bank subsidiaries operate as community banks and offer a full range of commercial banking and fiduciary products and services to the residents and business customers in their geographical market areas. The products and services offered by the commercial bank subsidiaries are generally consistent throughout the Corporation. Each of the Corporation's commercial bank subsidiaries operates within the state of Michigan. The marketing of products and services throughout the Corporation's subsidiary banks is generally uniform, as many of the markets served by the subsidiaries overlap. The distribution of products and services is uniform throughout the Corporation's commercial bank subsidiaries and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products. The commercial bank subsidiaries are state-chartered commercial banks and operate under the same banking regulations. The data processing subsidiary primarily performs data processing functions for the Corporation's commercial bank subsidiaries.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2003

Goodwill

During 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill is no longer amortized, but is subject to annual impairment tests. The Corporation tested goodwill for impairment as of December 31, 2002. Based on these test results, the Corporation determined that there was no impairment of goodwill as of December 31, 2002. Goodwill was $27.94 million both at June 30, 2003 and 2002.

Other

The Corporation and its subsidiary banks are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated income and financial position of the Corporation.

NOTE B: LOANS AND NONPERFORMING ASSETS

The following summarizes loans and nonperforming assets at the dates indicated (in thousands of dollars):

	June 30,	December 31,	June 30,
	2003	2002	2002
Loans:
Commercial	$ 329,929	$ 327,438	$ 324,116
Real estate construction	106,747	108,589	112,331
Real estate commercial	527,400	481,084	468,261
Real estate residential	753,014	648,286	649,720
Consumer	519,727	509,789	531,197
Total Loans	$2,236,817	$2,075,186	$2,085,625

Nonperforming Assets:
Nonaccrual loans	$ 5,139	$ 4,859	$ 8,534
Loans 90 days or more past due and
still accruing interest	5,066	2,422	3,815
Total Nonperforming Loans	10,205	7,281	12,349
Repossessed assets acquired (1)	5,659	4,298	1,021
Total Nonperforming Assets	$ 15,864	$ 11,579	$ 13,370

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure, and other property held for sale.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2003

NOTE C: ALLOWANCE FOR LOAN LOSSES

The following summarizes the changes in the allowance for loan losses (in thousands of dollars):

	Six Months Ended June 30
	2003	2002
Allowance for Loan Losses
Balance as of January 1	$30,672	$30,994
Provision for loan losses	1,567	2,005

Gross loans charged off	(2,139)	(2,273)
Gross recoveries of loans previously charged off	382	285
Net loans charged off	(1,757)	(1,988)
Balance as of end of period	$30,482	$31,011

The Corporation considers all nonaccrual commercial and commercial real estate loans to be impaired loans. Impaired loans as of June 30, 2003 and 2002 were $3.8 million and $7.1 million, respectively. The allowance for impaired loans was $800,000 and $550,000 as of June 30, 2003 and 2002, respectively.

NOTE D: ACQUIRED INTANGIBLE ASSETS

The following table sets forth the carrying amount, accumulated amortization and amortization expense of acquired intangible assets (in thousands):

	June 30, 2003		December 31, 2002		June 30, 2002

	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Core Deposit
Intangibles	$8,992	$8,849	$9,898	$7,942	$10,835	$7,005
Other	138	37	155	20	172	3

Amortization expense for the:

Quarter ended June 30, 2003	$ 462
Six months ended June 30, 2003	924
Quarter ended June 30, 2002	490
Six months ended June 30, 2002	999
Year ended December 31, 2002	1,953

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2003

Estimated amortization expense for the years ending December 31:

2003	$1,848
2004	$1,819
2005	$1,721
2006	$1,607
2007	$1,520

NOTE E: STOCK OPTIONS

The Corporation periodically grants stock options for a fixed number of shares with an exercise price equal to the market value of the shares on the date of grant. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Corporation accounts for stock option grants under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, because the exercise prices of the Corporation's stock options equal the market prices of the underlying stock at the dates of grant, no compensation expense is recognized at the date of grant.

If the Corporation had elected to recognize compensation cost for options granted in the three- and six-month periods ended June 30, 2003 and 2002, based on the fair value of the options granted at the grant dates, net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Net income - as reported	$13,670	$13,535	$27,684	$27,245
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(63)	(43)	(127)	(86)
Net income - pro forma	$13,607	$13,492	$27,557	$27,159

Basic earnings per share - as reported	$ .58	$ .57	$ 1.17	$ 1.15
Basic earnings per share - pro forma	.57	.57	1.16	1.15
Diluted earnings per share - as reported	.58	.57	1.17	1.15
Diluted earnings per share - pro forma	.57	.57	1.16	1.14

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2003

NOTE F: FINANCIAL GUARANTEES

In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statement of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer's creditworthiness. At June 30, 2003, the Corporation had $18.9 million of outstanding financial and performance standby letters of credit.

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

SUMMARY

The Corporation's net income was $13.7 million in the second quarter of 2003, up 1.0% over net income of $13.5 million in the second quarter of 2002. Earnings per share in the second quarter of 2003 were $.58, an increase of 1.8% over earnings per share of $.57 in the second quarter of 2002. The increase in net income was principally the result of higher noninterest income. This factor was partially offset by lower net interest income.

Return on average assets in the second quarter of 2003 was 1.54%, the same ratio as for the second quarter of 2002. Return on average equity in the second quarter of 2003 was 12.4%, compared to 13.7% in the second quarter of 2002.

The Corporation's net income was $27.7 million, or $1.17 per share in the first six months of 2003, compared to net income of $27.2 million, or $1.15 per share in the first six months of 2002. The increase in net income and earnings per share in the first six months of 2003 was primarily due to an increase in noninterest income and a decrease in the provision for loan losses and operating expenses. These amounts were partially offset by a decrease in net interest income.

Return on average assets in the six months ended June 30, 2003 was 1.56%, the same ratio as for the six months ended June 30, 2002. Return on average equity in the six months ended June 30, 2003 was 12.8%, compared to 13.9% in the first six months of 2002.

Total assets were $3.59 billion as of June 30, 2003, up $19 million, or .5%, from total assets of $3.57 billion as of December 31, 2002, and up $111 million, or 3.2%, from total assets of $3.48 billion as of June 30, 2002.

Total loans increased $162 million, or 7.8%, from December 31, 2002, and $151 million, or 7.2%, from June 30, 2002 to $2.24 billion as of June 30, 2003. The increase in total loans was primarily due to growth in residential real estate loans. During the first half of 2003, the Corporation held in its portfolio a portion of the fixed-rate residential real estate loan originations with maturities of fifteen to twenty years. The Corporation's general practice is to sell these types of loans in the secondary market. The growth in residential real estate loans was undertaken to achieve the Corporation's desired mix of residential loans to total loans and to partially offset the negative impact of a lower net interest margin. The outstanding residential real estate loan portfolio balance declined in 2002 as customers took advantage of the historically low long-term fixed interest rate environment by refinancing their existing residential mortgage loans.

Shareholders' equity increased $36.0 million, or 8.8%, from June 30, 2002 to $443 million as of June 30, 2003, or $18.73 per share, representing 12.4% of total assets. The increase was primarily attributable to retained net income and an increase in accumulated other comprehensive income.

RESULTS OF OPERATIONS

Net Interest Income

The Corporation's net interest income in the second quarter of 2003 was $35.0 million, a $1.7 million, or 4.5%, decrease from the $36.7 million recorded in the second quarter of 2002. The decrease was primarily due to a lower net interest margin. Net interest margin decreased to 4.22% in the second quarter of 2003 from 4.54% in the second quarter of 2002. The decrease in net interest income from the lower net interest margin was partially offset by an increase in average interest-earning assets, which increased $81.0 million, or 2.5%, in the second quarter of 2003, compared to the second quarter of 2002.

Net interest income was $70.2 million in the six months ended June 30, 2003, a $2.8 million, or 3.8% decrease from the $73.0 million recorded in the first six months in 2002. The decrease was primarily due to a lower net interest margin. Net interest margin decreased to 4.24% in the first six months of 2003 from 4.51% in the first six months of 2002. The decrease in net interest income from the lower net interest margin was partially offset by an increase in average interest-earning assets, which increased $75.6 million, or 2.3%, in the first six months of 2003, compared to the first six months of 2002.

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

The provision for loan losses was $1.27 million in the second quarter of 2003 and $1.57 million in the first six months of 2003, compared to $1.35 million in the second quarter and $2.01 million in the first six months of 2002. Net loan losses were $1.48 million in the second quarter and $1.76 million in the first six months of 2003, compared to $1.23 million in the second quarter and $1.99 million in the first six months of 2002.

Noninterest Income

Noninterest income increased $2.1 million, or 26.2%, in the second quarter of 2003, compared to the second quarter of 2002. The increase was primarily due to higher service charges on deposit accounts of $1.2 million and higher gains on investment securities of $348,000.

Noninterest income increased $2.8 million, or 16.5% in the first six months of 2003, compared to the first six months of 2002. The increase was also due to higher service charges on deposit accounts of $2.5 million and higher gains on investment securities of $576,000. These increases were partially offset by a decrease in mortgage banking revenue of $770,000, or 18.4%. Residential mortgage loan volume remained strong during the first six months of 2003. However, mortgage banking revenue was negatively impacted by higher amortization of mortgage servicing rights and by a shift by the Corporation to holding a percentage of the long-term fixed interest rate residential loans originated in its loan portfolio versus selling these loans in the secondary market.

Operating Expenses

Total operating expenses increased $177,000, or .8%, in the second quarter of 2003, compared to the second quarter of 2002. The increase in operating expenses was due to an increase in professional fees and equipment expense compared to the second quarter of 2002. These amounts were partially offset by decreases in employee benefit expense, office supplies expense, Michigan Single Business taxes and other miscellaneous expenses.

Total operating expenses decreased $492,000, or 1.1%, in the first six months of 2003, compared to the first six months of 2002. The decrease in operating expenses was due to decreases in employee benefit expense, office supplies expense, Michigan Single Business taxes and other miscellaneous expenses. These amounts were partially offset by an increase in professional fees expense.

Income Tax Expense

The Corporation's effective federal income tax rate was 33.8% in the second quarter and 33.7% in the first six months of 2003, compared to 33.4% in the second quarter and 33.4% in the first six months of 2002. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate primarily is a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses.

BALANCE SHEET CHANGES

Asset and Deposit Changes

Total assets increased $18.9 million, or .5%, from December 31, 2002 and increased $110.8 million, or 3.2%, from June 30, 2002 to $3.59 billion as of June 30, 2003. Total deposits increased $30.2 million, or 1.1%, from December 31, 2002, and increased $99.6 million, or 3.6%, from June 30, 2002 to $2.88 billion as of June 30, 2003. The growth in total assets was attributable to deposit and retained net income growth.

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

Total loans as of June 30, 2003 were $2.24 billion, compared to $2.08 billion as of December 31, 2002 and $2.09 billion as of June 30, 2002.

Residential real estate loans increased $104.7 million, or 16.2%, from December 31, 2002 and $103.3 million, or 15.9%, from June 30, 2002 to $753 million as of June 30, 2003. Residential real estate loans represented 33.7%, 31.2% and 31.1% of the Corporation's loan portfolio as of June 30, 2003, December 31, 2002 and June 30, 2002, respectively. The Corporation's residential real estate loans primarily consist of one- to four-family residential loans with original terms of fifteen years or less. The loan-to-value ratio at time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance.

Real estate construction loans decreased $1.8 million, or 1.7%, from December 31, 2002 and $5.6 million, or 5.0%, from June 30, 2002 to $106.7 million as of June 30, 2003. Real estate construction loans represented 4.8%, 5.2% and 5.4% of the Corporation's loan portfolio as of June 30, 2003, December 31, 2002 and June 30, 2002, respectively. Construction lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser of the property if it will not be owner-occupied. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market area, using conservative underwriting guidelines, and closely monitoring the construction process.

Commercial loans increased $2.5 million, or .8%, from December 31, 2002, and $5.8 million, or 1.8%, from June 30, 2002 to $329.9 million as of June 30, 2003. Commercial loans represented 14.7%, 15.8% and 15.5% of the Corporation's loan portfolio as of June 30, 2003, December 31, 2002 and June 30, 2002, respectively.

Commercial real estate loans increased $46.3 million, or 9.6%, from December 31, 2002 and $59.1 million, or 12.6%, from June 30, 2002 to $527.4 million as of June 30, 2003. Commercial real estate loans represented 23.6%, 23.2% and 22.5% of the Corporation's loan portfolio as of June 30, 2003, December 31, 2002 and June 30, 2002, respectively.

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

Consumer loans increased $9.9 million, or 1.9%, from December 31, 2002, and decreased $11.5 million, or 2.2%, from June 30, 2002 to $519.7 million as of June 30, 2003. Consumer loans represented 23.2%, 24.6% and 25.5% of total loans as of June 30, 2003, December 31, 2002 and June 30, 2002, respectively.

Consumer loans generally have shorter terms than mortgage loans but generally involve more credit risk than one- to four-family residential lending because of the type and nature of the collateral. However, consumer lending generally involves less credit risk than commercial lending. Consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be negatively affected by adverse personal situations.

The Corporation's total loan to deposit ratio as of June 30, 2003, December 31, 2002 and June 30, 2002 was 77.7%, 72.9% and 75.1%, respectively.

Nonperforming loans consist of loans which are past due for principal or interest payments by 90 days or more and are still accruing interest, loans for which the accrual of interest has been discontinued, and other loans which have been restructured to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $10.2 million as of June 30, 2003, $7.3 million as of December 31, 2002 and $12.3 million as of June 30, 2002, and represented .46%, .35% and .59% of total loans, respectively. The increase in nonperforming loans since December 31, 2002 was due to an increase of $2.6 million in commercial and real estate commercial loans past due 90 days or more and still accruing interest.

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

Impaired loans totaled $3.8 million as of June 30, 2003, $2.3 million as of December 31, 2002 and $7.1 million as of June 30, 2002. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the allowance for loan losses allocated to impaired loans was as follows: $.8 million as of June 30, 2003 and December 31, 2002 and $550,000 as of June 30, 2002. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation; therefore the eventual outcome may differ from the estimates used on these loans.

The allowance for loan losses at June 30, 2003 was $30.5 million and represented 1.36% of total loans, compared to $30.7 million, or 1.48% of total loans at December 31, 2002 and $31.0 million, or 1.49% of total loans at June 30, 2002.

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

The Corporation has various commitments that may impact liquidity. The following table summarizes the Corporation's commitments and expected expiration dates by period at June 30, 2003. Since many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.

Commitments (in thousands)

	Expected Expiration Dates by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Unused commitments to extend credit	$315,561	$234,157	$23,230	$41,384	$16,789
Undisbursed loans	185,841	185,841	-	-	-
Standby letters of credit and financial guarantees	18,890	8,662	3,883	5,362	983
Total commitments	$520,292	$428,660	$27,113	$46,746	$17,772

Capital Resources

As of June 30, 2003, shareholders' equity was $443.1 million, compared to $430.3 million as of December 31, 2002 and $407.2 million as of June 30, 2002, resulting in an increase of $12.8 million, or 3.0%, from December 31, 2002 and $36.0 million, or 8.8%, from June 30, 2002. Shareholders' equity as a percentage of total assets was 12.4% as of June 30, 2003, 12.1% as of December 31, 2002 and 11.7% as of June 30, 2002.

A statement of changes in shareholders' equity covering the six-month periods ended June 30, 2003 and June 30, 2002 follows (in thousands):

	Six Months Ended June 30
	2003	2002
Total shareholders' equity as of January 1	$430,339	$389,456
Comprehensive income:
Net income	27,684	27,245
Change in unrealized net gains on securities
available for sale, net of tax	(2,081)	1,005
Total comprehensive income	25,603	28,250
Cash dividends paid	(11,847)	(10,819)
Shares issued from stock option and other plans	556	435
Repurchase of shares	(1,511)	(166)
Total shareholders' equity as of end of period	$443,140	$407,156

The following table represents the Corporation's regulatory capital ratios as of June 30, 2003:

	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Chemical Financial Corporation-actual ratio	11.0%	17.4%	18.7%

Regulatory minimum ratio	3.0	4.0	8.0

Ratio considered "well capitalized" by regulatory agencies	5.0	6.0	10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at June 30, 2003 exceed the regulatory agencies ratios to be considered "well capitalized" partially due to the Corporation holding $320 million in investment securities and other assets which are assigned a 0% risk rating; $818 million in assets, primarily investment securities, which are assigned a 20% risk rating; and $877 million in residential real estate mortgages and other assets which are assigned a 50% risk rating. These three risk ratings (0%, 20% and 50%) represented 55.4% of the Corporation's total risk-based assets (including off-balance sheet items) as of June 30, 2003.

During the six months ended June 30, 2003, the Company repurchased 52,000 shares of its common stock at an average price of $29.06 per share under the 2001 Stock Repurchase Program. The 2001 Stock Repurchase Program allows for the repurchase of up to 441,000 shares, of which 361,779 shares were available for future repurchase at June 30, 2003.

On July 31, 2003, the Corporation purchased an office building down the street from Chemical Bank and Trust Company's main office in downtown Midland, Michigan, to accommodate future expansion.

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

The Corporation's annual meeting of shareholders was held April 21, 2003. At that meeting, the only matter to be voted on by the shareholders was the election of directors. All directors of the Corporation were standing for election at the meeting. The directors were elected by the following votes:

Election of Directors	Votes Cast

All nominees for director were elected:	For	Withheld	Broker Non-Votes

J. Daniel Bernson	19,084,829	140,910	0
Nancy Bowman	19,116,960	108,779	0
James A. Currie	19,092,421	133,318	0
Michael L. Dow	19,094,340	131,399	0
L. Richard Marzke	18,964,030	261,709	0
Terence F. Moore	19,111,349	114,390	0
Aloysius J. Oliver	19,099,968	125,771	0
Frank P. Popoff	19,061,193	165,546	0
David B. Ramaker	19,110,247	115,491	0
Dan L. Smith	19,118,148	107,591	0
William S. Stavropoulos	19,052,085	173,653	0

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. The following exhibits are filed as part of this report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. Here incorporated by reference.

99.1	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release No. 34-47551.

(b)	Reports on Form 8-K. During the three-month period ended June 30, 2003, the following reports were filed on Form 8-K:

Date	Item Reported	Financial Statements

April 9, 2003	7(c), 9	None
April 21, 2003	7(c), 9	None

SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMICAL FINANCIAL CORPORATION

Date: July 29, 2003	By: /s/ David B. Ramaker
David B. Ramaker Chief Executive Officer and President (Principal Executive Officer)

Date: July 29, 2003	By: /s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS:

I, David B. Ramaker, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Chemical Financial Corporation;

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

Date:  July 29, 2003

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

Date:  July 29, 2003

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