Form 10-Q
period 2003-09-30
CHEMICAL FINANCIAL CORP
filed 2003-11-10
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003, OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

333 East Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

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

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of November 4, 2003, was 23,690,844 shares.

INDEX

CHEMICAL FINANCIAL CORPORATION
FORM 10-Q

		Page

FORWARD-LOOKING STATEMENTS		3

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2002)

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2003 and September 30, 2002	4

	Consolidated Statements of Financial Position as of September 30, 2003, December 31, 2002 and September 30, 2002	5

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and September 30, 2002	6

	Notes to Consolidated Financial Statements	7-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	23

SIGNATURES		24

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

Risk factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; changes in the national and local economies; the local and global effects of the ongoing war on terrorism and other military actions, including actions in Iraq; and the Corporation's ability to successfully integrate acquired businesses. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(In thousands, except per share amounts)

INTEREST INCOME
Interest and fees on loans	$36,220	$38,537	$108,789	$118,058
Interest on investment securities:
Taxable	8,213	12,550	28,671	37,509
Tax-exempt	612	701	1,928	2,233
Total interest on Investment Securities	8,825	13,251	30,599	39,742
Interest on federal funds sold	169	542	612	1,615
Interest on deposits with unaffiliated banks	23	145	180	593
TOTAL INTEREST INCOME	45,237	52,475	140,180	160,008
INTEREST EXPENSE
Interest on deposits	8,262	13,618	28,555	43,273
Interest on FHLB borrowings	2,083	2,201	6,273	6,648
Interest on other borrowings - short term	128	257	435	758
TOTAL INTEREST EXPENSE	10,473	16,076	35,263	50,679
NET INTEREST INCOME	34,764	36,399	104,917	109,329
Provision for loan losses	540	747	2,107	2,752
NET INTEREST INCOME after provision for
loan losses	34,224	35,652	102,810	106,577
NONINTEREST INCOME
Service charges on deposit accounts	4,181	3,966	12,334	9,602
Other charges and fees for customer services	1,623	1,864	5,372	5,418
Mortgage banking revenue	2,308	1,327	5,716	5,506
Trust services revenue	1,605	1,476	5,123	4,772
Investment securities gains (losses)	417	(99)	909	(184)
Other	140	54	220	145
TOTAL NONINTEREST INCOME	10,274	8,588	29,674	25,259
OPERATING EXPENSES
Salaries, wages and employee benefits	13,287	13,606	40,570	40,855
Occupancy	1,981	1,890	5,882	5,664
Equipment	2,077	2,037	6,205	6,163
Other	5,356	5,601	16,252	17,152
TOTAL OPERATING EXPENSES	22,701	23,134	68,909	69,834
INCOME BEFORE INCOME TAXES	21,797	21,106	63,575	62,002
Federal income taxes	7,328	7,088	21,422	20,739
NET INCOME	$14,469	$14,018	$42,153	$41,263

NET INCOME PER SHARE (Basic)	$.61	$.59	$1.78	$1.74
(Diluted)	$.61	$.59	$1.78	$1.74
Cash dividends per share	$.25	$.23	$.75	$.69

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Position (In thousands)

	September 30, 2003	December 31, 2002	September 30, 2002
	(Unaudited)		(Unaudited)

ASSETS
Cash and demand deposits due from banks	$ 146,428	$ 148,112	$ 129,874
Federal funds sold	44,700	69,900	144,210
Interest bearing deposits with unaffiliated banks	19,905	53,135	51,725
Investment securities:
Available for sale (at estimated market value)	767,562	858,744	871,795
Held to maturity (estimated market value - $242,644 at 9/30/03, $277,231 at 12/31/02, $258,263 at 9/30/02)	236,911	269,238	250,259
Total investment securities	1,004,473	1,127,982	1,122,054
Loans:
Commercial	333,822	327,438	314,271
Real estate construction	93,282	108,589	110,212
Real estate commercial	562,937	481,084	470,547
Real estate residential	765,539	648,286	643,368
Consumer	521,310	509,789	524,312
Total loans	2,276,890	2,075,186	2,062,710
Less: Allowance for loan losses	30,414	30,672	31,000
Net loans	2,246,476	2,044,514	2,031,710
Premises and equipment	47,044	42,767	43,159
Intangible assets	39,017	40,489	41,512
Other assets	42,983	41,994	34,679
TOTAL ASSETS	$ 3,591,026	$ 3,568,893	$ 3,598,923

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$ 500,463	$ 475,933	$ 457,330
Interest-bearing	2,369,351	2,371,339	2,402,491
Total deposits	2,869,814	2,847,272	2,859,821
FHLB borrowings	148,573	157,393	157,528
Other borrowings - short term	93,447	104,212	131,183
Interest payable and other liabilities	30,548	29,677	29,173
Total liabilities	3,142,382	3,138,554	3,177,705
Shareholders' equity:
Common stock, $1 par value:
Authorized - 30,000 shares
Issued and outstanding - 23,685 shares, 23,684
shares, and 23,685 shares, respectively	23,685	23,684	22,558
Surplus	324,413	325,149	291,003
Retained earnings	87,106	62,721	89,822
Accumulated other comprehensive income	13,440	18,785	17,835
Total shareholders' equity	448,644	430,339	421,218
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$ 3,591,026	$ 3,568,893	$ 3,598,923

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 42,153	$ 41,263
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	2,107	2,752
Gains on sales of loans	(5,546)	(5,011)
Proceeds from sales of loans	364,387	333,963
Loans originated for sale	(331,297)	(310,736)
Investment securities (gains) losses	(909)	184
Provision for depreciation and amortization	7,411	7,280
Net amortization of investment securities	9,343	4,279
Net decrease in accrued income and other assets	2,789	1,040
Net increase in interest payable and other liabilities	871	8,296
Net Cash Provided by Operating Activities	91,309	83,310

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from maturities, calls and principal reductions	227,883	189,174
Proceeds from sales	77,552	3,219
Purchases	(247,426)	(326,801)
Securities held to maturity:
Proceeds from maturities, calls and principal reductions	138,980	84,166
Purchases	(93,335)	(134,764)
Net (increase) decrease in loans	(231,028)	97,364
Purchases of premises and equipment	(8,503)	(4,354)
Net Cash Used in Investing Activities	(135,877)	(91,996)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts and
savings accounts	127,480	112,300
Net decrease in certificates of deposit and other time deposits	(104,938)	(42,003)
Net increase (decrease) in other borrowings - short term	(10,765)	12,599
Principal payments on FHLB borrowings	(8,820)	(10,365)
Cash dividends paid	(17,768)	(16,235)
Proceeds from shares issued	776	470
Repurchases of common stock	(1,511)	(208)
Net Cash Provided by (Used in) Financing Activities	(15,546)	56,558

Net Increase (Decrease) in Cash and Cash Equivalents	(60,114)	47,872
Cash and cash equivalents at beginning of period	271,147	277,937
Cash and Cash Equivalents at End of Period	$211,033	$ 325,809

Supplemental disclosure of cash flow information:
Interest paid on deposits, FHLB borrowings and other borrowings - short-term	$ 36,061	$ 51,485
Federal income taxes paid	18,320	21,925

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2003

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (the "Corporation") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

On December 9, 2002, the Corporation declared a 5% stock dividend that was paid January 24, 2003 to shareholders of record on January 6, 2003. All per share amounts and shares outstanding, where appropriate, have been adjusted for this stock dividend.

Certain prior year amounts have been reclassified to place them on a basis comparable with the current period's financial statements.

Earnings Per Share

All earnings per share amounts have been presented to conform to the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings per share exclude any dilutive effect of stock options. Basic earnings per share for the Corporation are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the Corporation is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the dilutive effect of outstanding employee stock options.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2003

Earnings Per Share (continued)

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per share computations:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(In thousands)
Numerator for both basic and diluted
earnings per share, net income	$ 14,469	$ 14,018	$ 42,153	$ 41,263

Denominator for basic earnings per share,
average outstanding common shares	23,674	23,687	23,685	23,674
Potential dilutive shares resulting from
employee stock options	61	72	52	67
Denominator for diluted earnings per share	23,735	23,759	23,737	23,741

Comprehensive Income

The components of comprehensive income, net of related tax, for the three and nine months ended September 30, 2003 and 2002 are as follows (in thousands of dollars):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net income	$ 14,469	$ 14,018	$ 42,153	$ 41,263
Change in unrealized net gains
on investment securities
available for sale	(3,264)	5,336	(5,345)	6,341
Comprehensive income	$ 11,205	$ 19,354	$ 36,808	$ 47,604

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2003

Comprehensive Income (continued)

The components of accumulated other comprehensive income, net of related tax, at September 30, 2003, December 31, 2002 and September 30, 2002 are as follows (in thousands of dollars):

	September 30, 2003	December 31, 2002	September 30, 2002
Unrealized net gains on investment securities
available for sale (net of related tax of $7,237 at 9/30/03, $10,115 at 12/31/02, $9,603 at 9/30/02)	$13,440	$18,785	$17,835
Accumulated other comprehensive income	$13,440	$18,785	$17,835

Operating Segment

Under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," it is management's opinion that the Corporation operates in a single operating segment - commercial banking. The Corporation is a bank holding company that operated three commercial banks, a title insurance company and a property and casualty insurance company, each as a separate subsidiary of the Corporation, as of September 30, 2003. The Corporation's commercial bank subsidiaries operate as community banks and offer a full range of commercial banking and fiduciary products and services to the residents and business customers in their geographical market areas. The products and services offered by the commercial bank subsidiaries are generally consistent throughout the Corporation. Each of the Corporation's commercial bank subsidiaries operates within the state of Michigan. The marketing of products and services throughout the Corporation's subsidiary banks is generally uniform, as many of the markets served by the subsidiaries overlap. The distribution of products and services is uniform throughout the Corporation's commercial bank subsidiaries and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products. The commercial bank subsidiaries are state-chartered commercial banks and operate under the same banking regulations.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2003

Goodwill

During 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill is no longer amortized, but is subject to annual impairment tests. The Corporation tested goodwill for impairment as of December 31, 2002. Based on these test results, the Corporation determined that there was no impairment of goodwill as of December 31, 2002. Goodwill was $27.94 million both at September 30, 2003 and 2002.

Other

The Corporation and its subsidiary banks are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated income and financial position of the Corporation.

NOTE B: LOANS AND NONPERFORMING ASSETS

The following summarizes loans and nonperforming assets at the dates indicated (in thousands of dollars):

	September 30, 2003	December 31, 2002	September 30, 2002
Loans:
Commercial	$ 333,822	$ 327,438	$ 314,271
Real estate construction	93,282	108,589	110,212
Real estate commercial	562,937	481,084	470,547
Real estate residential	765,539	648,286	643,368
Consumer	521,310	509,789	524,312
Total Loans	$2,276,890	$2,075,186	$2,062,710

Nonperforming Assets:
Nonaccrual loans	$ 5,268	$ 4,859	$ 8,269
Loans 90 days or more past due and
still accruing interest	3,776	2,422	5,677
Total Nonperforming Loans	9,044	7,281	13,946
Repossessed assets acquired (1)	5,798	4,298	1,559
Total Nonperforming Assets	$ 14,842	$ 11,579	$ 15,505

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure, and other property held for sale.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2003

NOTE C: ALLOWANCE FOR LOAN LOSSES

The following summarizes the changes in the allowance for loan losses (in thousands of dollars):

	Nine Months Ended September 30
	2003	2002
Allowance for Loan Losses
Balance as of January 1	$30,672	$30,994
Provision for loan losses	2,107	2,752

Gross loans charged off	(2,881)	(3,189)
Gross recoveries of loans previously charged off	516	443
Net loans charged off	(2,365)	(2,746)
Balance as of end of period	$30,414	$31,000

The Corporation considers all nonaccrual commercial and commercial real estate loans to be impaired loans. Impaired loans as of September 30, 2003 and 2002 were $4.3 million and $6.6 million, respectively. The allowance for impaired loans was $200,000 and $550,000 as of September 30, 2003 and 2002, respectively.

NOTE D: ACQUIRED INTANGIBLE ASSETS

The following table sets forth the carrying amount, accumulated amortization and amortization expense of acquired intangible assets (in thousands):

	September 30, 2003		December 31, 2002		September 30, 2002

	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Core Deposit
Intangibles	$8,539	$9,301	$9,898	$7,942	$10,348	$7,492
Other	129	46	155	20	163	12

Amortization expense for the:

Quarter ended September 30, 2003	$ 462
Nine months ended September 30, 2003	1,385
Quarter ended September 30, 2002	496
Nine months ended September 30, 2002	1,495
Year ended December 31, 2002	1,953

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2003

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

If the Corporation had elected to recognize compensation cost for options outstanding in the three- and nine-month periods ended September 30, 2003 and 2002, based on the fair value of the options granted at the grant dates, net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Net income - as reported	$14,469	$14,018	$42,153	$41,263
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(64)	(43)	(191)	(128)
Net income - pro forma	$14,405	$13,975	$41,962	$41,135

Basic earnings per share - as reported	$ .61	$ .59	$ 1.78	$ 1.74
Basic earnings per share - pro forma	.61	.59	1.77	1.74
Diluted earnings per share - as reported	.61	.59	1.78	1.74
Diluted earnings per share - pro forma	.61	.59	1.77	1.73

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2003

NOTE F: FINANCIAL GUARANTEES

In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statement of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer's creditworthiness. At September 30, 2003, the Corporation had $19.5 million of outstanding financial and performance standby letters of credit.

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

NOTE G: OTHER

On September 25, 2003, the Corporation announced the signing of a definitive agreement for the acquisition of Caledonia Financial Corporation ("Caledonia"). Caledonia is a bank holding company headquartered in Caledonia, Michigan, with total assets of approximately $210 million, total deposits of $181 million and total shareholders' equity of $21.3 million, all as of June 30, 2003. Caledonia is the parent company of the State Bank of Caledonia, which will continue to operate as a separate subsidiary of the Corporation until the bank is restructured in the third quarter of 2004. Caledonia provides banking services through four offices located in Kent, Kalamazoo and Barry counties in Michigan. In the transaction, shareholders of Caledonia will receive $39.00 cash for each share of Caledonia common stock in a taxable transaction. The total value of the transaction is currently estimated at approximately $55.3 million. The Corporation expects the transaction to be slightly accretive to consolidated net income in 2004.

On September 30, 2003, the Corporation consolidated CFC Data Corp., its wholly-owned data processing subsidiary, into the parent. The data processing subsidiary primarily performs data processing functions for the Corporation's commercial bank subsidiaries.

NOTE H: PENDING ACCOUNTING PRONOUNCEMENTS

In January 2003, Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which provides guidance on how to identify a variable interest entity ("VIE"), and when the assets, liabilities, noncontrolling interests and results of operations of a VIE need to be included in a company's consolidated financial statements.

In general, a VIE is an entity that lacks sufficient equity or its equity holders lack adequate decision making ability. If either of these characteristics is present, the entity is subject to FIN 46's variable interests consolidation model, and consolidation is based on variable interests, not on ownership of the entity's outstanding voting stock. Variable interests are defined as contractual, ownership, or other money interests in an entity that change with fluctuations in the entity's net asset value. The primary beneficiary consolidates the VIE; primary beneficiary is defined as the enterprise that absorbs a majority of expected losses or receives a majority of residual returns (if the losses or returns occur), or both. Entities not determined to be VIE's would continue to be subject to the guidance provided in ARB 51, "Consolidated Financial Statements", which generally requires consolidation based on ownership of the entity's outstanding voting stock.

In October 2003, the FASB issued FASB Staff Position ("FSP") No. FIN 46-6 "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities." This FSP deferred the date the Corporation is required to adopt FIN 46 until December 31, 2003 for all interests in VIE's created before February 1, 2003. The FASB staff has announced that further guidance on FIN 46 will be issued in the fourth quarter of 2003. The adoption of FIN 46 is not expected to have a material impact on the Corporation's consolidated financial position or results of operations.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

SUMMARY

The Corporation's net income was $14.5 million in the third quarter of 2003, up 3.2% over net income of $14.0 million in the third quarter of 2002. Earnings per share in the third quarter of 2003 were $.61, an increase of 3.4% over earnings per share of $.59 in the third quarter of 2002. The increase in net income was principally the result of higher noninterest income. This factor was partially offset by lower net interest income.

Return on average assets in the third quarter of 2003 was 1.60%, compared to 1.58% for the third quarter of 2002. Return on average equity in the third quarter of 2003 was 12.9%, compared to 13.5% in the third quarter of 2002.

The Corporation's net income was $42.2 million, or $1.78 per share in the first nine months of 2003, compared to net income of $41.3 million, or $1.74 per share in the first nine months of 2002. The increase in net income and earnings per share in the first nine months of 2003 was primarily due to an increase in noninterest income and a decrease in the provision for loan losses and operating expenses. These amounts were partially offset by a decrease in net interest income.

Return on average assets in the nine months ended September 30, 2003 was 1.58%, compared to 1.56% for the nine months ended September 30, 2002. Return on average equity in the nine months ended September 30, 2003 was 12.8%, compared to 13.8% in the first nine months of 2002.

Total assets were $3.59 billion as of September 30, 2003, up $22 million, or .6%, from total assets of $3.57 billion as of December 31, 2002, and down $8 million, or .2%, from total assets of $3.60 billion as of September 30, 2002.

Total loans increased $202 million, or 9.7%, from December 31, 2002, and $214 million, or 10.4%, from September 30, 2002 to $2.28 billion as of September 30, 2003. The increase in total loans was primarily due to growth in residential and commercial real estate loans. During the first half of 2003, the Corporation held in its portfolio a portion of the fixed-rate residential real estate loan originations with maturities of fifteen to twenty years. The Corporation's general practice is to sell these types of loans in the secondary market. The growth in residential real estate loans was undertaken to achieve the Corporation's desired mix of residential loans to total loans and to partially offset the negative impact of a lower net interest margin. The outstanding residential real estate loan portfolio balance declined in 2002 as customers took advantage of the historically low long-term fixed interest rate environment by refinancing their existing residential mortgage loans. The increase in commercial real estate loans is due to increased emphasis by the Corporation on developing commercial relationships.

Shareholders' equity increased $27.4 million, or 6.5%, from September 30, 2002 to $448.6 million as of September 30, 2003, or $18.94 per share, representing 12.5% of total assets. The increase was primarily attributable to retained net income.

RESULTS OF OPERATIONS

Net Interest Income

The Corporation's net interest income in the third quarter of 2003 was $34.8 million, a $1.6 million, or 4.5%, decrease from the $36.4 million recorded in the third quarter of 2002. The decrease was primarily due to a lower net interest margin. Net interest margin decreased to 4.12% in the third quarter of 2003 from 4.40% in the third quarter of 2002. The decrease in net interest income was partially offset by an increase in average interest-earning assets, which increased $62 million, or 1.9%, in the third quarter of 2003, compared to the third quarter of 2002.

Net interest income was $104.9 million in the nine months ended September 30, 2003, a $4.4 million, or 4.0%, decrease from the $109.3 million recorded in the first nine months in 2002. The decrease was primarily due to a lower net interest margin. Net interest margin decreased to 4.20% in the first nine months of 2003 from 4.47% in the first nine months of 2002. The decrease in net interest income was partially offset by an increase in average interest-earning assets, which increased $71 million, or 2.1%, in the first nine months of 2003, compared to the first nine months of 2002.

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

The provision for loan losses was $.54 million in the third quarter of 2003 and $2.1 million in the first nine months of 2003, compared to $.75 million in the third quarter and $2.8 million in the first nine months of 2002. Net loan losses were $.61 million in the third quarter and $2.36 million in the first nine months of 2003, compared to $.76 million in the third quarter and $2.75 million in the first nine months of 2002.

Noninterest Income

Noninterest income increased $1.7 million, or 19.6%, in the third quarter of 2003, compared to the third quarter of 2002. The increase was primarily due to higher mortgage banking revenue of $1.0 million and higher gains on investment securities of $516,000. Mortgage banking volume remained strong during the third quarter of 2003. The third quarter of 2003 was negatively impacted by higher amortization of servicing rights as well as a $513,000 impairment provision recorded to reflect the decline in the estimated value of mortgage servicing rights compared to the recorded book value. The decline in the estimated fair value of mortgage servicing rights was due to the continued decline in market interest rates for residential mortgages and the corresponding increase in prepayments of loans serviced for others.

Noninterest income increased $4.4 million, or 17.5%, in the first nine months of 2003, compared to the first nine months of 2002. The increase was primarily due to higher service charges on deposit accounts of $2.7 million and higher gains on investment securities of $1.1 million. The increase in service charges was attributable to a higher level of customer activity in areas where fees and service charges are applicable.

Operating Expenses

Total operating expenses decreased $433,000, or 1.9%, in the third quarter of 2003, compared to the third quarter of 2002. The decrease in operating expenses was due to a decrease in employee benefit expense due to health insurance rebates related to prior years, Michigan Single Business taxes and other miscellaneous expenses.

Total operating expenses decreased $925,000, or 1.3%, in the first nine months of 2003, compared to the first nine months of 2002. The decrease in operating expenses was due to the same reasons explained in the above paragraph.

Income Tax Expense

The Corporation's effective federal income tax rate was 33.6% in the third quarter and 33.7% in the first nine months of 2003, compared to 33.6% in the third quarter and 33.4% in the first nine months of 2002. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate primarily is a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses.

BALANCE SHEET CHANGES

Asset and Deposit Changes

Total assets increased $22.1 million, or .6%, from December 31, 2002 and decreased $7.9 million, or .2%, from September 30, 2002 to $3.59 billion as of September 30, 2003. Total deposits increased $22.5 million, or .8%, from December 31, 2002, and increased $10.0 million, or .3%, from September 30, 2002 to $2.87 billion as of September 30, 2003. The growth in total assets was attributable to deposit and retained net income growth.

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

Total loans as of September 30, 2003 were $2.28 billion, compared to $2.08 billion as of December 31, 2002 and $2.06 billion as of September 30, 2002.

Residential real estate loans increased $117.3 million, or 18.1%, from December 31, 2002 and $122.2 million, or 19.0%, from September 30, 2002 to $765.5 million as of September 30, 2003. Residential real estate loans represented 33.6%, 31.2% and 31.2% of the Corporation's loan portfolio as of September 30, 2003, December 31, 2002 and September 30, 2002, respectively. The Corporation's residential real estate loans primarily consist of one- to four-family residential loans with original terms of fifteen years or less. The loan-to-value ratio at time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance.

Real estate construction loans decreased $15.3 million, or 14.1%, from December 31, 2002 and $16.9 million, or 15.4%, from September 30, 2002 to $93.3 million as of September 30, 2003. Real estate construction loans represented 4.1%, 5.2% and 5.3% of the Corporation's loan portfolio as of September 30, 2003, December 31, 2002 and September 30, 2002, respectively. Construction lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser of the property if it will not be owner-occupied. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market area, using conservative underwriting guidelines, and closely monitoring the construction process.

Commercial loans increased $6.4 million, or 1.9%, from December 31, 2002, and $19.6 million, or 6.2%, from September 30, 2002 to $333.8 million as of September 30, 2003. Commercial loans represented 14.7%, 15.8% and 15.3% of the Corporation's loan portfolio as of September 30, 2003, December 31, 2002 and September 30, 2002, respectively.

Commercial real estate loans increased $81.9 million, or 17.0%, from December 31, 2002 and $92.4 million, or 19.6%, from September 30, 2002 to $562.9 million as of September 30, 2003. Commercial real estate loans represented 24.7%, 23.2% and 22.8% of the Corporation's loan portfolio as of September 30, 2003, December 31, 2002 and September 30, 2002, respectively.

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

Consumer loans increased $11.5 million, or 2.3%, from December 31, 2002, and decreased $3.0 million, or .6%, from September 30, 2002 to $521.3 million as of September 30, 2003. Consumer loans represented 22.9%, 24.6% and 25.4% of total loans as of September 30, 2003, December 31, 2002 and September 30, 2002, respectively.

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

The Corporation's total loan to deposit ratio as of September 30, 2003, December 31, 2002 and September 30, 2002 was 79.3%, 72.9% and 72.1%, respectively.

Nonperforming loans consist of loans which are past due for principal or interest payments by 90 days or more and are still accruing interest, loans for which the accrual of interest has been discontinued, and other loans which have been restructured to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $9.0 million as of September 30, 2003, $7.3 million as of December 31, 2002 and $13.9 million as of September 30, 2002, and represented .40%, .35% and .68% of total loans, respectively. The increase in nonperforming loans since December 31, 2002 was due to an increase of $1.4 million in loans past due 90 days or more and still accruing interest. Real estate residential loans represented approximately one-half of the increase.

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

Impaired loans totaled $4.3 million as of September 30, 2003, $2.3 million as of December 31, 2002 and $6.6 million as of September 30, 2002. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the allowance for loan losses allocated to impaired loans was as follows: $.2 million as of September 30, 2003, $.8 million as of December 31, 2002 and $.6 million as of September 30, 2002. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation; therefore the eventual outcome may differ from the estimates used on these loans.

The allowance for loan losses at September 30, 2003 was $30.4 million and represented 1.34% of total loans, compared to $30.7 million, or 1.48% of total loans at December 31, 2002 and $31.0 million, or 1.50% of total loans at September 30, 2002.

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

The Corporation has various commitments that may impact liquidity. The following table summarizes the Corporation's commitments and expected expiration dates by period at September 30, 2003. Since many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.

Commitments (in thousands)

	Expected Expiration Dates by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Unused commitments to extend credit	$338,056	$251,268	$23,177	$47,381	$16,230
Undisbursed loans	145,123	145,123	-	-	-
Standby letters of credit and financial guarantees	19,531	8,485	4,701	5,362	983
Total commitments	$502,710	$404,876	$27,878	$52,743	$17,213

Capital Resources

As of September 30, 2003, shareholders' equity was $448.6 million, compared to $430.3 million as of December 31, 2002 and $421.2 million as of September 30, 2002, resulting in an increase of $18.3 million, or 4.3%, from December 31, 2002 and $27.4 million, or 6.5%, from September 30, 2002. Shareholders' equity as a percentage of total assets was 12.5% as of September 30, 2003, 12.1% as of December 31, 2002 and 11.7% as of September 30, 2002.

A statement of changes in shareholders' equity covering the nine-month periods ended September 30, 2003 and September 30, 2002 follows (in thousands):

	Nine Months Ended September 30
	2003	2002
Total shareholders' equity as of January 1	$430,339	$389,456
Comprehensive income:
Net income	42,153	41,263
Change in unrealized net gains on securities
available for sale, net of tax	(5,345)	6,341
Total comprehensive income	36,808	47,604
Cash dividends paid	(17,768)	(16,235)
Shares issued from stock option and other plans	776	601
Repurchases of shares	(1,511)	(208)
Total shareholders' equity as of end of period	$448,644	$421,218

The following table represents the Corporation's regulatory capital ratios as of September 30, 2003:

	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Chemical Financial Corporation-actual ratio	11.2%	17.6%	18.8%

Regulatory minimum ratio	3.0	4.0	8.0

Ratio considered "well capitalized" by regulatory agencies	5.0	6.0	10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at September 30, 2003 exceed the regulatory agencies ratios to be considered "well capitalized" partially due to the Corporation holding $306 million in investment securities and other assets which are assigned a 0% risk rating; $797 million in assets, primarily investment securities, which are assigned a 20% risk rating; and $876 million in residential real estate mortgages and other assets which are assigned a 50% risk rating. These three risk ratings (0%, 20% and 50%) represented 53.3% of the Corporation's total risk-based assets (including off-balance sheet items) as of September 30, 2003.

During the nine months ended September 30, 2003, the Company repurchased 52,000 shares of its common stock at an average price of $29.06 per share under the 2001 Stock Repurchase Program. The 2001 Stock Repurchase Program allows for the repurchase of up to 441,000 shares, of which 361,779 shares were available for future repurchase at September 30, 2003.

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

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on and as of the time of such evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. The following exhibits are filed as part of this report on Form 10-Q:

	Exhibit Number	Document

	3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

	3.2	Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. Here incorporated by reference.

	31.1	Certification. Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to 18 U.S.C. § 1350.

(b)	Reports on Form 8-K. During the three-month period ended September 30, 2003, the following reports were filed on Form 8-K:

Date	Item Reported	Financial Statements

July 22, 2003	7(c), 9	None
September 25, 2003	7(c), 9	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMICAL FINANCIAL CORPORATION

Date: November 10, 2003	By: /s/ David B. Ramaker
David B. Ramaker Chief Executive Officer and President (Principal Executive Officer)

Date: November 10, 2003	By: /s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. Here incorporated by reference.

31.1	Certification. Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.