Form 10-K
period 2003-12-31
CHEMICAL FINANCIAL CORP
filed 2004-03-12
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2003
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

Yes    X     No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes    X     No ____

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003, was $615,715,000.

The number of shares outstanding of the registrant's Common Stock, $1 par value, at March 5, 2004, was 23,916,640.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2003, are incorporated by reference in Parts I and II (Items 1 and 5-8).
Portions of the registrant's definitive Proxy Statement for its April 19, 2004 annual shareholders' meeting are incorporated by reference in Part III (Items 10-14).

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Chemical Financial Corporation itself. Words such as "anticipates," "believes," "estimates," "judgment," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, certain statements under the subheadings "Liquidity Risk" and "Interest Rate Risk" in "Management's Discussion and Analysis" are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Chemical Financial Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Risk factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; changes in the local and national economy; opportunities for acquisitions and the effective completion of acquisitions and integration of acquired entities; and the local and global effects of the ongoing war on terrorism and other military actions, including actions in Iraq. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

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

In addition to the acquisition of CB&T, the Corporation acquired nineteen community banks and thirteen branch bank offices through December 31, 2003. The Corporation has consolidated these acquisitions into four commercial bank subsidiaries. At December 31, 2003, the Corporation's four subsidiary banks were as follows: CB&T, headquartered in Midland, Michigan; Chemical Bank Shoreline, headquartered in Benton Harbor, Michigan; Chemical Bank West, headquartered in the Grand Rapids, Michigan area; and State Bank of Caledonia, headquartered in Caledonia, Michigan.

The Corporation directly owns two non-bank subsidiaries: CFC Financial Services, Inc. and CFC Title Services, Inc.

CFC Financial Services, Inc. is an insurance agency that operates under the assumed names Chemical Financial Insurance Agency (a property and casualty insurance agency) and CFC Investment Centers (a provider of mutual funds and annuity products to customers). CFC Title Services, Inc. is an issuer of title insurance to buyers and sellers of residential and commercial mortgage properties, including properties subject to loan refinancing.

At December 31, 2003, Chemical was the fourth largest bank holding company headquartered in Michigan, measured by total assets, and together with its subsidiaries employed a total of 1,447 full-time equivalent employees.

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

The principal markets for these financial services are the communities within Michigan in which Chemical's subsidiaries are located and the areas surrounding these communities. As of December 31, 2003, Chemical and its subsidiaries served these markets through 133 banking offices and 2 loan production offices across 33 counties, all in the lower peninsula of Michigan. In addition to the full service banking offices, the subsidiary banks operated 139 automated teller machines, both on and off bank premises, as of December 31, 2003.

Chemical's largest and lead subsidiary bank is CB&T. CB&T represented 44% of total deposits and 38% of total loans of Chemical and its subsidiaries on a consolidated basis as of December 31, 2003. Chemical's bank subsidiaries' largest loan category is residential real estate mortgages. At December 31, 2003, residential real estate loans totaled $767 million, or 30.9% of consolidated total loans. Residential real estate loans increased $119 million, or 18.4%, during 2003 due to a shift in strategy to add to the portfolio the majority of loan originations with maturities of fifteen years versus selling all of these loans in the secondary market. The Corporation's general practice is to sell residential real estate loan originations with maturities of fifteen years and longer in the secondary market. The Corporation sold $409 million of long-term fixed rate residential real estate loans during 2003. This compares with $501 million and $342 million of residential real estate loans sold during 2002 and 2001, respectively. The decrease in loans sold in 2003 was attributable to the change in strategy to add the majority of loans with fifteen year maturities to the portfolio, and to an increase in the overall interest rate environment during the latter part of 2003.

The principal sources of revenues for Chemical are interest and fees on loans, which accounted for 65% of total revenues in 2003, 63% of total revenues in 2002, and 64% of total revenues in 2001. Interest on investment securities is also a significant source of revenue, accounting for 17% of total revenues in 2003 and 21% of total revenues in 2002 and 2001. Chemical has no foreign loans, assets or activities. No material part of the business of Chemical or its subsidiaries is dependent upon a single customer or very few customers.

The business of banking is highly competitive. In addition to competition from other commercial banks, banks face significant competition from nonbank financial institutions. Savings associations and credit unions compete aggressively with commercial banks for deposits and loans, and credit unions and finance companies are particularly significant factors in the consumer loan market. Banks compete for deposits with a broad range of other types of investments, the most significant of which over the past few years have been mutual funds and annuities. Insurance companies and investment firms are also significant competitors for customer deposits. In response to this increased competition for customers' bank deposits, the Corporation's subsidiary banks, through CFC Investment Centers, offer a broad array of mutual funds, annuity products and market securities through an alliance with PrimeVest Financial Services. In addition, the trust department of CB&T offers customers a variety of investment products and services. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on borrowings and fees charged for services) and service (convenience and quality of services rendered to customers).

Banks and bank holding companies are extensively regulated. Chemical's subsidiary banks are all chartered by the State of Michigan and supervised and regulated by the Michigan Office of Financial and Insurance Services. CB&T and State Bank of Caledonia are the only bank subsidiaries of Chemical that are members of the Federal Reserve System and supervised, examined and regulated by the Federal Reserve System. The other two state non-member banks are supervised, examined and regulated by the Federal Deposit Insurance Corporation ("FDIC"). Deposits of Chemical's bank subsidiaries are insured by the FDIC to the extent provided by law. Chemical has elected to be regulated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") as a financial holding company under the Bank Holding Company Act of 1956.

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

Banks are subject to a number of federal and state laws and regulations that have a material impact on their business. These include, among others, minimum capital requirements, state usury laws, state laws relating to fiduciaries, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the USA Patriot Act, electronic funds transfer laws, redlining laws, predatory lending laws, antitrust laws, environmental laws, anti-money laundering laws and privacy laws. These laws and regulations can have a significant effect on the operating results of banks.

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

The recapitalization of the Savings Association Insurance Fund ("SAIF") was accomplished through the enactment of The Deposit Insurance Funds Act of 1996 (the "Funds Act"). This legislation authorized the Financing Corporation ("FICO") to impose periodic assessments on depository institutions that are members of the BIF, in addition to institutions that are members of the SAIF. The purpose of these periodic assessments is to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until the change in the law, only SAIF-member institutions bore the cost of funding these interest payments. FDIC premiums, which consisted exclusively of the FICO assessment, were $.5 million in each of the three years ended December 31, 2003.

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

Banks are subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, consistent with the safe and sound operation of the institution. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank that has applied to: (1) obtain deposit insurance coverage for a newly chartered institution, (2) establish a new branch office that will accept deposits, (3) relocate an office, or (4) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or another bank holding company, the Federal Reserve Board will assess the CRA compliance record of each subsidiary bank of the applicant bank holding company, and such compliance records may be the basis for denying the application.

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

Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Michigan Office of Financial and Insurance Services (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

Mergers, Acquisitions and Consolidations

The following is a summary of the business combinations closed during the three-year period ended December 31, 2003.

The Corporation acquired Caledonia Financial Corporation ("Caledonia"), a one-bank holding company headquartered in Caledonia, Michigan, on December 1, 2003. As of that date, Caledonia had total assets of $211 million, total loans of $184 million, total deposits of $171 million and shareholders' equity of $22.3 million. Shareholders of Caledonia received $39.00 cash for each share of Caledonia common stock in a taxable transaction. The total value of the transaction was approximately $56.8 million, of which $52.3 million was paid in cash and $4.5 million represented the value of stock options yet to be paid. The purchase price represents a premium over book value of $34.5 million.

The Corporation intends to continue to operate Caledonia's bank subsidiary, State Bank of Caledonia, with branch offices in Caledonia, Dutton, Middleville and Kalamazoo, Michigan, as a separate subsidiary until mid-2004. At that time, the Corporation expects to restructure the State Bank of Caledonia into two of the Corporation's three existing bank subsidiaries. The branches in Caledonia, Middleville and Dutton are expected to become part of Chemical Bank West, headquartered in the Grand Rapids area, and the Kalamazoo branch is expected to become a part of Chemical Bank Shoreline, headquartered in Benton Harbor.

On September 30, 2003, the Corporation consolidated CFC Data Corp, its wholly-owned data processing subsidiary, into the parent. The data processing subsidiary primarily performed data processing functions for the Corporation's bank subsidiaries.

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

The above acquisitions were accounted for by the purchase method of accounting; therefore, the financial results of these operations are included from their respective acquisition dates, with no restatement of prior period amounts.

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

In conjunction with the merger with Shoreline and the internal bank consolidations, the Corporation recognized $9.2 million ($7.1 million on an after-tax basis) of merger and restructuring expenses during the first quarter of 2001. The term "net operating income" utilized in this report means net income before the impact of the after-tax $7.1 million of merger and restructuring expenses. Net operating income is a measure not defined under accounting principles generally accepted in the United States.

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

The information under the following captions in the registrant's Annual Report to Shareholders for the year ended December 31, 2003, further describes the business of Chemical and is here incorporated by reference (tables are included under the caption "Management's Discussion and Analysis"):
Caption	Pages

Five-Year Summary of Selected Financial Data	2
Table 2. Average Balances, Tax Equivalent Interest and
Effective Yields and Rates	7
Table 3. Volume and Rate Variance Analysis	8
Table 4. Summary of Loans and Loan Loss Experience	9
Table 5. Comparison of Loan Maturities and Interest Sensitivity	11
Table 6. Nonperforming Assets	13
Table 7. Allocation of the Allowance For Loan Losses	14
Table 8. Maturities and Yields of Investment Securities
at December 31, 2003	18
Table 9. Summary of Investment Securities	18
Table 10. Maturity Analysis of Investment Securities	18
Management's Discussion and Analysis subheadings:
"Net Interest Income," "Loans," "Nonperforming
Assets," "Provision and Allowance For Loan Losses," "Liquidity Risk"
and "Interest Rate Risk"	6-21
Table 11. Maturity Distribution of Time Deposits of $100,000 or More	19
Table 12. Contractual Obligations	19
Table 13. Commitments	19
Note D - Investment Securities	32-33
Note F - Loans	34

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

Item 2.  Properties.

The executive offices of Chemical, the main office of CB&T and Chemical's non-bank subsidiaries are located in a three story, approximately 74,000 square foot, office building in downtown Midland, which is 100% owned by CB&T. The trust department of CB&T is located in a separate three story, approximately 35,000 square foot, office building in downtown, Midland, which is 100% owned by Chemical. The trust department currently uses approximately one-third of the available space in the building; the remainder is leased to unaffiliated businesses.

Chemical's subsidiary banks conduct business from a total of 133 banking offices as of December 31, 2003. These offices are located in the lower peninsula of Michigan. Of the banking offices, 120 are owned by the subsidiary banks and 13 are leased from independent parties with remaining lease terms of ten months to eleven years and five months. This leased property is considered insignificant.

Item 3.  Legal Proceedings.

Chemical's subsidiaries are parties, as plaintiff or defendant, to a number of legal proceedings, none of which are considered material, and all of which arose in the ordinary course of their operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Supplemental Item. Executive Officers of the Registrant.

Biographical information concerning Chemical's executive officers who are not directors or nominated for election to the Board of Directors, as of December 31, 2003, is presented below. Executive officer appointments are made or reaffirmed annually at the organizational meeting of the board of directors. At its regular meetings, the board of directors may also make other executive officer appointments.

Bruce M. Groom, age 62, is Executive Vice President and Senior Trust Officer of Chemical Bank and Trust Company. He joined Chemical Bank and Trust Company on April 29, 1985 as Senior Vice President and was promoted to Senior Trust Officer in May 1986, First Senior Vice President in January 2001 and Executive Vice President in February 2002. Mr. Groom is an attorney. Mr. Groom is a member of the Executive Management Committee of Chemical.

Lori A. Gwizdala, age 45, is Executive Vice President, Chief Financial Officer and Treasurer of Chemical. She joined Chemical as Controller on January 1, 1985 and was named Chief Financial Officer in May 1987, Senior Vice President in February 1991, Treasurer in April 1994 and Executive Vice President in January 2002. Ms. Gwizdala has served as a director of CFC Financial Services, Inc. and CFC Title Services, Inc. since 1997, a director of Chemical Bank West since January 2002 and a director of State Bank of Caledonia since December 2003. Ms. Gwizdala is a certified public accountant. Ms. Gwizdala is a member of the Executive Management Committee of Chemical.

Thomas W. Kohn, age 49, is President, Chief Executive Officer and a director of Chemical Bank West. Mr. Kohn became President of Chemical Bank Montcalm (merged into Chemical Bank West) in 1991 and President, Chief Executive Officer and a director of Chemical Bank West in January 2002. Mr. Kohn is a member of the Executive Management Committee of Chemical.

William C. Lauderbach, age 61, is Executive Vice President and Senior Investment Officer of Chemical Bank and Trust Company. He joined Chemical Bank and Trust Company as a Trust Officer on July 2, 1973, was promoted to Vice President and Trust Officer in March 1980, Investment Officer in January 1985, Senior Vice President in February 1991, First Senior Vice President in January 2001 and Executive Vice President in February 2002. Mr. Lauderbach is a member of the Executive Management Committee of Chemical.

James R. Milroy, age 43, is Executive Vice President and Chief Operating Officer of Chemical Financial Corporation. Mr. Milroy joined Shoreline Financial Corporation and Shoreline Bank in 1990 as Vice President and Comptroller. He was promoted to Senior Vice President and Comptroller in May 1993 and Executive Vice President and Comptroller in July 1997. Mr. Milroy was named President of Shoreline Financial Corporation in June 1999 and President and Chief Executive Officer of Chemical Bank Shoreline in January 2001. Mr. Milroy was named Executive Vice President and Chief Operating Officer of Chemical Financial Corporation in January 2002. Mr. Milroy became a director of Shoreline Bank in June 1999, a director of CFC Financial Services, Inc. and CFC Title Services, Inc. in February 2002 and Secretary to the board and a director of State Bank of Caledonia in December 2003. Mr. Milroy is a member of the Executive Management Committee of Chemical.

John A. Reisner, age 58, is President, Chief Executive Officer and a director of Chemical Bank and Trust Company. Mr. Reisner joined the Chemical Financial organization in 1979 and has served in various senior management positions. Mr. Reisner served as President of Chemical Bank West for thirteen years prior to his appointment in January 2002 as President, Chief Executive Officer and a director of Chemical Bank and Trust Company. Mr. Reisner is a member of the Executive Management Committee of Chemical.

James E. Tomczyk, age 51, is President, Chief Executive Officer and a director of Chemical Bank Shoreline. Mr. Tomczyk joined Shoreline Bank in February 1999 as Executive Vice President of its Private Banking, Trust, and Investment divisions and became Senior Executive Vice President of these divisions in October 2000. Mr. Tomczyk became President, Chief Executive Officer and a director of Chemical Bank Shoreline in January 2002. Mr. Tomczyk is a member of the Executive Management Committee of Chemical.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information under the heading "Market for Chemical Financial Corporation Common Stock and Related Shareholder Matters" on page 45 of the registrant's Annual Report to Shareholders for the year ended December 31, 2003, is here incorporated by reference.

Item 6.  Selected Financial Data.

The information under the caption "Five-Year Summary of Selected Financial Data" on page 2 and the subheading "Financial Highlights" of "Management's Discussion and Analysis" on pages 3 through 6 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 2003, is here incorporated by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information under the heading "Management's Discussion and Analysis" on pages 3 through 22 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 2003, is here incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information under the subheading "Liquidity Risk" and "Interest Rate Risk" of "Management's Discussion and Analysis" on pages 17 through 21 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 2003, is here incorporated by reference.

Item 8.  Financial Statements and Supplementary Data.

The financial statements, notes, and independent auditors' report on pages 23 through 44 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 2003, is here incorporated by reference.

The information under the caption "Supplemental Quarterly Financial Information (Unaudited)" on page 45 of the registrant's Annual Report to Shareholders for the year ended December 31, 2003, is here incorporated by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information set forth under the heading "Chemical Financial's Board of Directors and Nominees for Election as Directors" on pages 2 through 5 (inclusive) and the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 16 in the registrant's definitive Proxy Statement for its April 19, 2004 annual meeting of shareholders is here incorporated by reference.

Chemical has adopted a Code of Ethics for Senior Financial Officers and Members of the Executive Management Committee, which applies to the Chief Executive Officer and the Chief Financial Officer, as well as all other senior financial and accounting officers. The Code of Ethics is posted on Chemical's website at "www.chemicalbankmi.com." Chemical intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of the Code of Ethics by posting such information on its website at "www.chemicalbankmi.com."

Item 11.  Executive Compensation.

The information set forth under the heading "Executive Compensation" on pages 9 through 12 (inclusive) and the sub-heading "Compensation of Directors" on pages 4 and 5 in the registrant's definitive Proxy Statement for its April 19, 2004 annual meeting of shareholders is here incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the heading "Ownership of Chemical Financial Common Stock" on pages 6 and 7 in the registrant's definitive Proxy Statement for its April 19, 2004 annual meeting of shareholders is here incorporated by reference.

The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2003:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	469,411	$28.10	342,116
Equity compensation plans not approved by security holders	138,703	$16.58	67,280
Total	608,114	$25.47	409,396

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

The 1997 plan was approved by the shareholders at the April 21, 1997 annual meeting of shareholders. At the April 20, 1992 annual meeting of shareholders, the shareholders voted to increase the authorized shares issuable under the 1987 plan by 100,000 shares and extend the plan to April 20, 1997. Key employees of the Corporation and its subsidiaries, as the Compensation Committee of the board of directors may select from time to time, are eligible to receive awards under the 1997 plan. No employee of the Corporation may receive any awards under the 1997 plan while the employee is a member of the Compensation Committee. No new awards may be made under the 1987 plan or the Shoreline Plan. New awards for up to 342,116 shares may be made under the 1997 plan.

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

Options granted under the Shoreline Plan are incentive stock options and were awarded at the fair market value of Shoreline's common stock on the date of grant. Payment for exercise of an option at the time of exercise may be made in the form of shares of the Corporation's common stock having a fair market value equal to the exercise price of the option at the time of exercise, or in cash. There are no further stock options available for grant under the Shoreline Plan. As of December 31, 2003, there were options outstanding under the Shoreline Plan for 14,163 shares of common stock with a weighted average exercise price of $19.77 per share.

Equity compensation plans not approved by security holders consists of the Stock Option Plan For Option Holders of Caledonia Financial Corporation ("Caledonia Financial Plan") and the Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors (the "Stock Purchase Plan").

Options outstanding under the Caledonia Financial Plan consist of remaining stock options outstanding on December 1, 2003 under the Caledonia Financial Corporation 1998 Stock Option Plan, the Caledonia Financial Corporation 2000 Stock Option Plan, the Caledonia Financial Corporation 2002 Stock Option Plan, and certain Nonstatutory Stock Option Agreements between Caledonia Financial Corporation and its directors (collectively, the "Caledonia Plans"). Pursuant to the terms of the merger agreement between Chemical and Caledonia, Chemical agreed to honor unexercised options under the Caledonia Plans according to their terms, as amended by the merger agreement. Options granted under the Caledonia Financial Plan are either nonqualified stock options or incentive stock options and were awarded at the fair market value of Caledonia's common stock on the date of grant. There are no further options available for grant under the Caledonia Financial Plan. Payment for exercise of an option at the time of exercise may be made in the form of shares of the Corporation's common stock having a fair market value equal to the exercise price of the option at the time of exercise, or in cash. As of December 31, 2003, there were options outstanding under the Caledonia Financial Plan for 138,703 shares of common stock with a weighted average exercise price of $16.58 per share.

The Stock Purchase Plan became effective on March 25, 2002 and was designed to provide non-employee directors of the Corporation's subsidiaries and community banks, who are neither directors nor employees of the Corporation, the option of receiving their fees in the Corporation's stock. The Stock Purchase Plan provides for a maximum of 75,000 shares of the Corporation's common stock, subject to adjustments for certain changes in the capital structure of the Corporation as defined in the Stock Purchase Plan, to be available under the Stock Purchase Plan. Subsidiary directors and community bank directors, who elect to participate in the Stock Purchase Plan, may elect to contribute to the Stock Purchase Plan fifty percent or one hundred percent of their board of director fees and/or fifty percent or one hundred percent of their director committee fees, earned as directors or community bank directors of the Corporation's subsidiaries. Contributions to the Stock Purchase Plan are made by the Corporation's subsidiaries on behalf of each electing participant. Stock Purchase Plan participants may terminate their participation in the Stock Purchase Plan, at any time, by written notice of withdrawal to the Corporation. Participants will cease to be eligible to participate in the Stock Purchase Plan when they cease to serve as directors or community bank directors of subsidiaries of the Corporation. Shares are distributed to participants annually. As of December 31, 2003, there were 67,280 shares of the Corporation's common stock available for future issuance under the Stock Purchase Plan.

Item 13.  Certain Relationships and Related Transactions.

The information set forth under the subheading "Certain Relationships and Related Transactions" on page 16 in the registrant's definitive Proxy Statement for its April 19, 2004 annual meeting of shareholders is here incorporated by reference.

Item 14.  Principal Accountant Fees and Services.

The information set forth under the subheading "Independent Certified Public Accountants" on page 16 and the subheading "Committees of the Board of Directors" on page 4 of the registrant's definitive Proxy Statement for its April 19, 2004 annual meeting of shareholders is here incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)          (1)          Financial Statements. The following financial statements and independent auditors' report of Chemical Financial Corporation and its subsidiaries are filed as part of this report:

Consolidated Statements of Financial Position-December 31, 2003 and 2002
Consolidated Statements of Income for each of the three years in the period ended December 31, 2003
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003
Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2003
Notes to Consolidated Financial Statements
Report of Independent Auditors dated January 30, 2004

The financial statements, the notes to financial statements, and the independent auditors' report listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2003.

                    (2)          Financial Statement Schedules. None.

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

10.2

Amended Award and Stock Option Plan of 1987.* Previously filed as Exhibit 10.2 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Commission on March 22, 2002. Here incorporated by reference.

10.3

Chemical Financial Corporation Deferred Compensation Plan for Directors.* Previously filed as Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission on March 26, 2001. Here incorporated by reference.

10.4	Chemical Financial Corporation Supplemental Pension Plan.*

10.5	Restated Aloysius J. Oliver Retirement Agreement.*

Number	Exhibit

10.6

Chemical Financial Corporation Stock Option Plan for Holders of Shoreline Financial Corporation.* Previously filed as Exhibit 4.3 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

10.7

Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors. Previously filed as Exhibit 4.3 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 25, 2002. Here incorporated by reference.

10.8

Chemical Financial Corporation Stock Option Plan for Option Holders of Caledonia Financial Corporation. Previously filed as Exhibits 4.3 through 4.7 to the registrant's Registration Statement on Form S-8 filed with the Commission on December 4, 2003. Here incorporated by reference.

11	Computation of Per Share Earnings.

13	2003 Annual Report to Shareholders.

21	Subsidiaries.

23.1	Consent of Independent Auditors, Ernst & Young LLP.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. §1350.

99.1	Chemical Financial Corporation 401(k) Savings Plan Audited Financial Statements, Notes and Supplemental Schedule.

99.2	Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors Audited Financial Statements and Notes.

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

          (b)          Reports on Form 8-K. During the last quarter of the year covered by this Annual Report on Form 10-K, the following reports were filed on Form 8-K:
Date	Item Reported	Financial Statements

October 21, 2003	7, 12	None
December 1, 2003	7, 9	None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHEMICAL FINANCIAL CORPORATION

March 12, 2004	s/ David B. Ramaker
David B. Ramaker President and Chief Executive Officer (Principal Executive Officer)

March 12, 2004	s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
March 12, 2004	s/ David B. Ramaker
David B. Ramaker President and Chief Executive Officer and Director (Principal Executive Officer)

March 12, 2004	*s/ J. Daniel Bernson
J. Daniel Bernson Director

March 12, 2004	*s/ Nancy Bowman
Nancy Bowman Director

March 12, 2004	*s/ James A. Currie
James A. Currie Director

March 12, 2004	*s/ Michael L. Dow
Michael L. Dow Director

March 12, 2004	s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

March __, 2004
Thomas T. Huff Director

March 12, 2004	*s/ L. Richard Marzke
L. Richard Marzke Director

March 12, 2004	*s/ Terence F. Moore
Terence F. Moore Director

March 12, 2004	*s/ Aloysius J. Oliver
Aloysius J. Oliver Chairman of the Board and Director

March 12, 2004	*s/ Frank P. Popoff
Frank P. Popoff Director

March 12, 2004	*s/ Dan L. Smith
Dan L. Smith Director

March __, 2004
William S. Stavropoulos Director

*By	s/Lori A. Gwizdala
Lori A. Gwizdala Attorney-in-Fact

EXHIBIT INDEX
Number	Exhibit

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

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

10.2

Amended Award and Stock Option Plan of 1987.* Previously filed as Exhibit 10.2 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Commission on March 22, 2002. Here incorporated by reference.

10.3

Chemical Financial Corporation Deferred Compensation Plan for Directors.* Previously filed as Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission on March 26, 2001. Here incorporated by reference.

10.4	Chemical Financial Corporation Supplemental Pension Plan.*

10.5	Restated Aloysius J. Oliver Retirement Agreement.*

10.6

Chemical Financial Corporation Stock Option Plan for Holders of Shoreline Financial Corporation.* Previously filed as Exhibit 4.3 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

10.7

Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors. Previously filed as Exhibit 4.3 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 25, 2002. Here incorporated by reference.

10.8

Chemical Financial Corporation Stock Option Plan for Option Holders of Caledonia Financial Corporation. Previously filed as Exhibits 4.3 through 4.7 to the registrant's Registration Statement on Form S-8 filed with the Commission on December 4, 2003. Here incorporated by reference.

11	Computation of Per Share Earnings.

13	2003 Annual Report to Shareholders.

21	Subsidiaries.

23.1	Consent of Independent Auditors, Ernst & Young LLP.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

Number	Exhibit

32	Certification pursuant to 18 U.S.C. §1350.

99.1	Chemical Financial Corporation 401(k) Savings Plan Audited Financial Statements, Notes and Supplemental Schedule.

99.2	Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors Audited Financial Statements and Notes.

_____________________

* These agreements are management contracts or compensation plans or arrangements required to be filed as Exhibits to this Form 10-K.