Form 10-Q
period 2004-03-31
CHEMICAL FINANCIAL CORP
filed 2004-05-06
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004, OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

333 East Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

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

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of April 30, 2004, was 23,934,027 shares.

INDEX

CHEMICAL FINANCIAL CORPORATION
FORM 10-Q

		Page

FORWARD-LOOKING STATEMENTS		3

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2003)	4

	Consolidated Statements of Income for the Three Months Ended March 31, 2004 and March 31, 2003	4

	Consolidated Statements of Financial Position as of March 31, 2004, December 31, 2003 and March 31, 2003	5

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and March 31, 2003	6

	Notes to Consolidated Financial Statements	7-15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	24

Item 6.	Exhibits and Reports on Form 8-K	24

SIGNATURES		25

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and the Corporation itself. Words such as "anticipates," "believes," "estimates," "judgment," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "should," "will" and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, all statements under Part I, Item 3 concerning quantitative and qualitative disclosures about market risk are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; changes in the local and national economy; opportunities for acquisition and the effective completion of acquisitions and integration of acquired entities; and the local and global effects of the ongoing war on terrorism and other military actions, including actions in Iraq. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31
	2004	2003
(In thousands, except per share data)

INTEREST INCOME
Interest and fees on loans	$37,478	$36,414
Interest on investment securities:
Taxable	8,876	10,680
Tax-exempt	565	677
Total interest on securities	9,441	11,357
Interest on federal funds sold	201	336
Interest on deposits with unaffiliated banks	77	139
TOTAL INTEREST INCOME	47,197	48,246
INTEREST EXPENSE
Interest on deposits	7,703	10,840
Interest on FHLB borrowings	2,576	2,113
Interest on other borrowings - short term	96	169
TOTAL INTEREST EXPENSE	10,375	13,122
NET INTEREST INCOME	36,822	35,124
Provision for loan losses	746	295
NET INTEREST INCOME after provision for
loan losses	36,076	34,829
NONINTEREST INCOME
Services charges on deposit accounts	4,554	3,891
Trust services revenue	1,909	1,727
Other charges and fees for customer services	1,548	1,915
Mortgage banking revenue	780	1,547
Investment securities gains	983	184
Other	188	50
TOTAL NONINTEREST INCOME	9,962	9,314
OPERATING EXPENSES
Salaries, wages and employee benefits	14,801	13,689
Occupancy	2,459	1,964
Equipment	2,385	2,049
Other	5,515	5,324
TOTAL OPERATING EXPENSES	25,160	23,026
INCOME BEFORE INCOME TAXES	20,878	21,117
Federal income taxes	6,759	7,103
NET INCOME	$14,119	$14,014

NET INCOME PER SHARE (Basic)	$.59	$.59
(Diluted)	$.59	$.59
Cash dividends per share	$.265	$.25

See accompanying notes to consolidated financial statements

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Position (In thousands)

	March 31, 2004	December 31, 2003	March 31, 2003
	(Unaudited)		(Unaudited)

ASSETS
Cash and demand deposits due from banks	$ 106,610	$ 131,184	$ 114,023
Federal funds sold	75,400	25,900	32,400
Interest bearing deposits with unaffiliated banks	27,854	5,107	18,674
Investment securities:
Available for sale (at estimated market value)	840,957	728,499	946,711
Held to maturity (estimated market value - $174,133 at 3/31/04, $197,983 at 12/31/03 and $283,742 at 3/31/03)	169,742	193,363	276,367
Total investment securities	1,010,699	921,862	1,223,078
Loans:
Commercial	444,229	405,929	325,673
Real estate construction	148,592	138,280	106,384
Real estate commercial	640,292	628,815	506,243
Real estate residential	773,195	767,199	691,626
Consumer	542,811	541,052	501,767
Total loans	2,549,119	2,481,275	2,131,693
Less: Allowance for loan losses	33,494	33,179	30,693
Net loans	2,515,625	2,448,096	2,101,000
Premises and equipment	48,669	49,616	41,841
Intangible assets	76,141	76,846	40,060
Other assets	49,574	50,277	42,423
TOTAL ASSETS	$ 3,910,572	$ 3,708,888	$ 3,613,499

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$ 502,147	$ 532,752	$ 448,585
Interest-bearing	2,515,476	2,434,484	2,455,517
Total deposits	3,017,623	2,967,236	2,904,102
FHLB borrowings	292,210	155,373	153,591
Other borrowings - short term	92,002	91,524	83,348
Interest payable and other liabilities	38,940	36,706	35,418
Total liabilities	3,440,775	3,250,839	3,176,459
Shareholders' equity:
Common stock, $1 par value:
Authorized - 30,000 shares
Issued and outstanding - 23,931 shares, 23,801
shares, and 23,690 shares, respectively	23,931	23,801	23,690
Surplus	333,065	328,774	325,096
Retained earnings	102,530	94,746	70,812
Accumulated other comprehensive income	10,271	10,728	17,442
Total shareholders' equity	469,797	458,049	437,040
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$ 3,910,572	$ 3,708,888	$ 3,613,499

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 14,119	$ 14,014
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	746	295
Gains on sales of loans	(481)	(1,314)
Proceeds from sales of loans	37,997	94,736
Loans originated for sale	(37,747)	(85,825)
Investment securities gains	(983)	(184)
Provision for depreciation and amortization	2,513	2,183
Net amortization of investment securities	2,519	2,565
Net decrease in accrued income and other assets	2,650	861
Net increase in interest payable and other liabilities	4,133	5,741
Net Cash Provided by Operating Activities	25,466	33,072

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from maturities, calls and principal reductions	44,037	86,892
Proceeds from sales	54,827	8,489
Purchases	(213,267)	(188,536)
Securities held to maturity:
Proceeds from maturities, calls and principal reductions	31,511	48,997
Purchases	(8,198)	(55,385)
Net increase in loans	(69,765)	(65,190)
Purchases of premises and equipment	(827)	(583)
Net Cash Used in Investing Activities	(161,682)	(165,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts and
savings accounts	58,478	87,061
Net decrease in certificates of deposit and other time deposits	(8,091)	(30,231)
Net increase (decrease) in other borrowings - short term	478	(20,864)
Proceeds from FHLB borrowings	150,000	-
Principal payments on FHLB borrowings	(13,163)	(3,802)
Cash dividends paid	(6,338)	(5,925)
Proceeds from shares issued	2,525	451
Repurchases of common stock	-	(496)
Net Cash Provided by Financing Activities	183,889	26,194

Net Increase (Decrease) in Cash and Cash Equivalents	47,673	(106,050)
Cash and cash equivalents at beginning of year	162,191	271,147
Cash and Cash Equivalents at End of Period	$ 209,864	$ 165,097

Supplemental disclosure of cash flow information:
Interest paid on deposits, FHLB borrowings and other borrowings - short-term	$ 10,196	$ 12,934

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2004

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (the "Corporation") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

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

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2004

Earnings Per Share (continued)

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per share computations:

	Three Months Ended March 31
	2004	2003
	(In thousands)
Numerator for both basic and diluted
earnings per share, net income	$14,119	$14,014

Denominator for basic earnings per share,
average outstanding common shares	23,892	23,696
Potential dilutive shares resulting from
employee stock options	94	44
Denominator for diluted earnings per share	23,986	23,740

Comprehensive Income

The components of comprehensive income, net of related tax, for the three months ended March 31, 2004 and 2003 are as follows (in thousands of dollars):

	Three Months Ended March 31
	2004	2003
Net income	$14,119	$14,014
Change in unrealized net gains
on investment securities
available for sale, net of tax	(457)	(1,343)
Comprehensive income	$13,662	$12,671

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2004

Comprehensive Income (continued)

The components of accumulated other comprehensive income, net of related tax, at March 31, 2004, December 31, 2003 and March 31, 2003 are as follows (in thousands of dollars):

	March 31, 2004	December 31, 2003	March 31, 2003
Unrealized net gains on investment securities
available for sale (net of related tax of $5,531 at 3/31/04, $5,777 at 12/31/03, $9,391 at 3/31/03)	$10,271	$10,728	$17,442
Accumulated other comprehensive income	$10,271	$10,728	$17,442

Operating Segment

Under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," it is management's opinion that the Corporation operates in a single operating segment - commercial banking. The Corporation is a bank holding company that operated four commercial banks, a title insurance company and a property and casualty insurance company, each as a separate subsidiary of the Corporation, as of March 31, 2004. The Corporation's commercial bank subsidiaries operate as community banks and offer a full range of commercial banking and fiduciary products and services to the residents and business customers in their geographical market areas. The products and services offered by the commercial bank subsidiaries are generally consistent throughout the Corporation. Each of the Corporation's commercial bank subsidiaries operates within the state of Michigan. The marketing of products and services throughout the Corporation's subsidiary banks is generally uniform, as many of the markets served by the subsidiaries overlap. The distribution of products and services is uniform throughout the Corporation's commercial bank subsidiaries and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products. The commercial bank subsidiaries are state-chartered commercial banks and operate under the same banking regulations.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2004

Goodwill

During 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill is no longer amortized, but is subject to annual impairment tests. The Corporation tested goodwill for impairment as of December 31, 2003 and 2002. Based on these test results, the Corporation determined that there was no impairment of goodwill as of December 31, 2003 and 2002. Goodwill was $63.2 million at March 31, 2004 and $27.9 million at March 31, 2003. Goodwill increased due to the Caledonia acquisition. See Note G for further information about the Caledonia acquisition.

Other

The Corporation and its subsidiary banks are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated income or financial position of the Corporation.

NOTE B: LOANS AND NONPERFORMING ASSETS

The following summarizes loans and nonperforming assets at the dates indicated (in thousands of dollars):

	March 31, 2004	December 31, 2003	March 31, 2003
Loans:
Commercial	$ 444,229	$ 405,929	$ 325,673
Real estate construction	148,592	138,280	106,384
Real estate commercial	640,292	628,815	506,243
Real estate residential	773,195	767,199	691,626
Consumer	542,811	541,052	501,767
Total Loans	$2,549,119	$2,481,275	$2,131,693

Nonperforming Assets:
Nonaccrual loans	$ 5,317	$ 6,691	$ 5,730
Loans 90 days or more past due and
still accruing interest	6,559	4,656	5,442
Total Nonperforming Loans	11,876	11,347	11,172
Repossessed assets acquired (1)	6,294	6,002	4,590
Total Nonperforming Assets	$ 18,170	$ 17,349	$ 15,762

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure, and other property held for sale.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2004

NOTE C: ALLOWANCE FOR LOAN LOSSES

The following summarizes the changes in the allowance for loan losses (in thousands of dollars):

	Three Months Ended March 31
	2004	2003
Allowance for Loan Losses
Balance as of January 1	$33,179	$30,672
Provision for loan losses	746	295

Gross loans charged off	(945)	(448)
Gross recoveries of loans previously charged off	514	174
Net loans charged off	(431)	(274)
Balance as of end of period	$33,494	$30,693

The Corporation considers all nonaccrual commercial and commercial real estate loans to be impaired loans. Impaired loans as of March 31, 2004 and 2003 were $4.2 million and $3.9 million, respectively. The allowance for impaired loans was $1.9 million and $1.7 million as of March 31, 2004 and 2003, respectively.

NOTE D: ACQUIRED INTANGIBLE ASSETS

The following table sets forth the carrying amount, accumulated amortization and amortization expense of acquired intangible assets (in thousands):

	March 31, 2004		December 31, 2003		March 31, 2003

	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Core Deposit
Intangibles	$8,991	$10,278	$9,496	$9,773	$9,445	$8,395
Other	732	133	793	72	146	29

Amortization expense for the:

Quarter ended March 31, 2004	$ 566
Quarter ended March 31, 2003	462
Year ended December 31, 2003	1,883

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2004

Estimated amortization expense for the years ending December 31:

2004	$2,272
2005	2,136
2006	1,938
2007	1,651
2008	1,292

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

If the Corporation had elected to recognize compensation cost for options granted in the three months ended March 31, 2004 and 2003, based on the fair value of the options granted at the grant dates, net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	2004	2003

Net income - as reported	$14,119	$14,014
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(131)	(63)
Net income - pro forma	$13,988	$13,951

Basic earnings per share - as reported	$ .59	$ .59
Basic earnings per share - pro forma	.59	.59
Diluted earnings per share - as reported	.59	.59
Diluted earnings per share - pro forma	.58	.59

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2004

NOTE F: FINANCIAL GUARANTEES

In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statement of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer's creditworthiness. At March 31, 2004, the Corporation had $15.8 million of outstanding financial and performance standby letters of credit.

In 2003, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"), which requires additional disclosures by a guarantor about its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The instruments impacted for the Corporation are financial and performance standby letters of credit. The accounting pronouncements of FIN No. 45 became effective for the Corporation on January 1, 2004, on a prospective basis. The impact of adoption was not material to the Corporation's consolidated results of operations, financial position or cash flows.

NOTE G: OTHER

The Corporation acquired Caledonia Financial Corporation ("Caledonia"), a one-bank holding company headquartered in Caledonia, Michigan, on December 1, 2003. As of that date, Caledonia had total assets of $211 million, net loans of $184 million, total deposits of $171 million and shareholders' equity of $22.3 million. Shareholders of Caledonia received $39.00 cash for each share of Caledonia common stock in a taxable transaction. The total value of the transaction was approximately $56.8 million, of which $52.3 million was paid in cash and $4.5 million represented the value of stock options yet to be paid as of the transaction date. The purchase price represented a premium over book value of $34.5 million.

The Corporation will continue to operate Caledonia's bank subsidiary, State Bank of Caledonia, with branch offices in Caledonia, Dutton, Middleville and Kalamazoo, as a separate subsidiary until mid-2004. In the second quarter of 2004, the Corporation expects to restructure the State Bank of Caledonia into two of its other three bank subsidiaries. The branches in Caledonia, Middleville and Dutton are expected to become part of Chemical Bank West, headquartered in the Grand Rapids area, and the Kalamazoo branch is expected to become a part of Chemical Bank Shoreline, headquartered in Benton Harbor.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2004

NOTE G: OTHER (continued)

On September 30, 2003, the Corporation consolidated CFC Data Corp, its wholly-owned data processing subsidiary, into the parent. The data processing operations are primarily performed for the Corporation's bank subsidiaries.

NOTE H: EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the Corporation's qualified pension plan and non-qualified postretirement benefit plan are as follows:

(in thousands)	Defined Benefit Pension Plan		Postretirement Benefit Plan
Three Months Ended March 31,	2004	2003	2004	2003

Service cost	$1,086	$911	$7	$6
Interest cost	1,034	960	79	65
Expected return on plan assets	(1,356)	(1,243)	-	-
Amortization of transition amount	-	(3)	-	-
Amortization of prior service cost	(9)	(10)	(81)	(81)
Amortization of unrecognized net (gain) loss	94	(1)	81	42
Net periodic benefit cost	$849	$614	$86	$32

For further information on the Corporation's employee benefit plans, refer to Note H to the consolidated financial statements incorporated in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE I: PENDING ACCOUNTING PRONOUNCEMENTS

In January 2004, the Financial Accounting Standards Board ("FASB") issued a FASB Staff Position ("FSP"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," subsequently revised April 12, 2004. The FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") and requires certain disclosures pending further consideration of the underlying accounting issues. The Act introduces a Medicare prescription drug benefit as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. The Corporation

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2004

NOTE I: PENDING ACCOUNTING PRONOUNCEMENTS (continued)

is in the process of analyzing the impact the Act will have on its employee benefit plans. The FSP is effective for financial statements for interim or annual periods ending after December 7, 2003. If an entity elects deferral, that election may not be changed, and the deferral continues to apply until authoritative guidance in the accounting for the federal subsidy resulting from the Act is issued, or until a significant event occurs that would ordinarily call for remeasurement of a plan's assets and obligations (i.e. plan amendment, settlement or curtailment). The FASB plans to issue authoritative guidance on the accounting for subsidies in the second quarter of 2004, which could require the Corporation to modify its postretirement benefit disclosures. In accordance with the FSP, the Corporation elected to defer accounting for the effects of the Act.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

SUMMARY

The Corporation's net income was $14.1 million in the first quarter of 2004, up .7% over net income of $14.0 million in the first quarter of 2003. Earnings per share was $.59 in the first quarter of both 2004 and 2003.

Return on average assets in the first quarter of 2004 was 1.46%, compared to 1.59% in the first quarter of 2003. Return on average equity in the first quarter of 2004 was 12.3%, compared to 13.1% in the first quarter of 2003.

Total assets were $3.91 billion as of March 31, 2004, up $202 million, or 5.4%, from total assets of $3.71 billion as of December 31, 2003, and up $297 million, or 8.2%, from total assets of $3.61 billion as of March 31, 2003. The increase in total assets from December 31, 2003 was primarily due to investing $150 million of new FHLB borrowings in mortgage-backed securities. See the following "Balance Sheet Changes" section for additional information. The increase in total assets from March 31, 2003 was primarily due to the acquisition of Caledonia, which added $211 million in total assets as well as the previously mentioned purchase of mortgage-backed securities.

Total loans increased $68 million, or 2.7%, from December 31, 2003, and $417 million, or 19.6%, from March 31, 2003 to $2.55 billion as of March 31, 2004. The increase in total loans was primarily due to growth in residential and commercial real estate loans. During 2003, the Corporation held in its portfolio the majority of its fixed-rate residential real estate loan originations with maturities of fifteen years versus selling all of these loans in the secondary market. The growth in residential real estate loans was undertaken to achieve the Corporation's desired mix of residential loans to total loans and to partially offset the negative impact of a lower net interest margin. The increase in commercial real estate loans was due to increased emphasis by the Corporation on growing these loans in the Corporation's community bank market areas. The increase in total loans was also due to the Caledonia acquisition on December 1, 2003, which added $184 million in loans.

Shareholders' equity increased $32.8 million, or 7.5%, from March 31, 2003 to $469.8 million as of March 31, 2004, or $19.63 per share, representing 12.0% of total assets. The increase was primarily attributable to retained net income.

RESULTS OF OPERATIONS

Net Interest Income

The Corporation's net interest income in the first quarter of 2004 was $36.8 million, a $1.7 million, or 4.8%, increase from the $35.1 million recorded in the first quarter of 2003. The increase was primarily due to higher average interest-earning assets. Both the purchase of Caledonia in December 2003 and the $150 million purchase of mortgage-backed securities in January 2004 were the primary factors that increased net interest income in the quarter ended March 31, 2004 compared to the first quarter of 2003. This increase was partially offset by a lower net interest margin. Net interest margin decreased to 4.12% in the first quarter of 2004 from 4.25% in the first quarter of 2003.

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

The provision for loan losses was $.75 million in the first quarter of 2004 compared to $.30 million in the first quarter of 2003. Net loan losses were $.43 million in the first quarter of 2004 compared to $.27 million in the first quarter of 2003.

Noninterest Income

Noninterest income increased $.65 million, or 7.0%, in the first quarter of 2004, compared to the first quarter of 2003. The increase was primarily due to increases in investment securities gains of $.8 million. The increase in gains on investment securities was primarily due to the sale of the majority of the Corporation's equity securities portfolio. Service charge income also increased $.7 million during the March 31, 2004 quarter compared to the March 31, 2003 quarter. These noninterest income increases were partially offset by a decrease in mortgage banking revenue of $.8 million. Mortgage banking sales volume was significantly lower during the first quarter of 2004 compared to the first quarter of 2003. The decrease in loans sold was primarily due to a decrease in loan refinance activity.

Operating Expenses

Total operating expenses increased $2.1 million, or 9.3%, in the first quarter of 2004, compared to the first quarter of 2003. The increase in operating expenses attributable to the acquisition of Caledonia of approximately $1.1 million represented slightly over one-half of the increase. Operating expenses also increased due to higher equipment expense related to technology enhancements and higher employee benefit costs.

Income Tax Expense

The Corporation's effective federal income tax rate was 32.4% in the first quarter of 2004, compared to 33.6% in the first quarter of 2003. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate primarily is a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses. In addition, the Corporation utilized a $.53 million capital loss carryover during the first quarter of 2004, which reduced federal income tax expense.

BALANCE SHEET CHANGES

Asset and Deposit Changes

Total assets increased $202 million, or 5.4%, from December 31, 2003 and increased $297 million, or 8.2%, from March 31, 2003 to $3.91 billion as of March 31, 2004. Total deposits increased $50.4 million, or 1.7%, from December 31, 2003, and increased $113.5 million, or 3.9%, from March 31, 2003 to $3.02 billion as of March 31, 2004. The increase in total assets from December 31, 2003 was primarily due to investing $150 million of new FHLB borrowings in mortgage-backed securities. The increase in total assets from March 31, 2003 was primarily due to the acquisition of Caledonia, which added $211 million in total assets, as well as the previously mentioned purchase of mortgage-backed securities.

Investment Securities

Total investment securities increased $88.8 million, or 9.6%, from December 31, 2003 and decreased $212.4 million, or 17.4%, from March 31, 2003. The increase in investment securities from December 31, 2003 was primarily due to investing $150 million of new FHLB borrowings in seven-year balloon loan mortgage-backed securities. This increase was partially offset by a decrease in U.S. Treasury and agency securities of $60.2 million. The proceeds from the U.S. Treasury and agency securities sales and maturities were utilized to fund loan growth. The decrease in investment securities from March 31, 2003 was primarily due to sales and maturities, which were utilized to fund loan growth.

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

Total loans as of March 31, 2004 were $2.55 billion, compared to $2.48 billion as of December 31, 2003 and $2.13 billion as of March 31, 2003.

Residential real estate loans increased $6.0 million, or .8%, from December 31, 2003 and $81.6 million, or 11.8%, from March 31, 2003 to $773.2 million as of March 31, 2004. Residential real estate loans represented 30.4%, 30.9% and 32.4 % of the Corporation's loan portfolio as of March 31, 2004, December 31, 2003 and March 31, 2003, respectively. The Corporation's residential real estate loans primarily consist of one- to four-family residential loans with original terms of fifteen years or less. The loan-to-value ratio at time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance.

Real estate construction loans increased $10.3 million, or 7.5%, from December 31, 2003 and $42.2 million, or 39.7%, from March 31, 2003 to $148.6 million as of March 31, 2004. The increase from March 31, 2003 was primarily due to the Caledonia acquisition. Real estate construction loans represented 5.8%, 5.6% and 5.0% of the Corporation's loan portfolio as of March 31, 2004, December 31, 2003 and March 31, 2003, respectively. Construction lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser of the property if it will not be owner-occupied. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market area, using conservative underwriting guidelines, and closely monitoring the construction process.

Commercial loans increased $38.3 million, or 9.4%, from December 31, 2003, and $118.6 million, or 36.4%, from March 31, 2003 to $444.2 million as of March 31, 2004. The increase in commercial loans from December 31, 2003 was due to across the board growth at each of the Corporation's subsidiary banks. The increase in commercial loans from March 31, 2003 was primarily due to the Caledonia acquisition and the previously mentioned growth at each of the Corporation's subsidiary banks. Commercial loans represented 17.4%, 16.4% and 15.3% of the Corporation's loan portfolio as of March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

Commercial real estate loans increased $11.5 million, or 1.8%, from December 31, 2003 and $134 million, or 26.5%, from March 31, 2003 to $640.3 million as of March 31, 2004. The increase in commercial loans from March 31, 2003 was primarily due to the Caledonia acquisition and due to placing greater emphasis on growing these loans in the Corporation's community bank market areas. Commercial real estate loans represented 25.1%, 25.3% and 23.8% of the Corporation's loan portfolio as of March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

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

Consumer loans increased $1.8 million, or .3%, from December 31, 2003, and increased $41 million, or 8.2%, from March 31, 2003 to $542.8 million as of March 31, 2004. Consumer loans represented 21.3%, 21.8% and 23.5% of total loans as of March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

Consumer loans generally have shorter terms than mortgage loans but generally involve more credit risk than one- to four-family residential lending because of the type and nature of the collateral. Collateral values, particularly those of automobiles, are negatively impacted by many factors, such as new car promotions, vehicle condition and a slow economy. Consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be negatively affected by adverse personal situations.

The Corporation's total loan to deposit ratio as of March 31, 2004, December 31, 2003 and March 31, 2003 was 84.5%, 83.6% and 73.4%, respectively.

Nonperforming loans consist of loans which are past due for principal or interest payments by 90 days or more and are still accruing interest, loans for which the accrual of interest has been discontinued, and other loans which have been restructured to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $11.9 million as of March 31, 2004, $11.3 million as of December 31, 2003 and $11.2 million as of March 31, 2003, and represented .47%, .46% and .52% of total loans, respectively. The increase in nonperforming loans since December 31, 2003 was primarily due to additional commercial real estate loans in the greater than ninety days past due and still accruing category.

A loan is considered impaired when management determines it is probable that all of the principal and interest due under the contractual terms of the loan will not be collected. In most instances, the impairment is measured based on the fair market value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. A portion of the allowance for loan losses may be allocated to impaired loans. The Corporation has taken the position that all nonaccrual commercial and commercial real estate loans are considered impaired loans.

Impaired loans totaled $4.2 million as of March 31, 2004, $5.5 million as of December 31, 2003 and $3.9 million as of March 31, 2003. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the allowance for loan losses allocated to impaired loans was as follows: $1.9 million as of March 31, 2004, $2.4 million as of December 31, 2003 and $1.7 million as of March 31, 2003. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from the estimates used on these loans.

The allowance for loan losses at March 31, 2004 was $33.5 million and represented 1.31% of total loans, compared to $33.2 million, or 1.34% of total loans at December 31, 2003 and $30.7 million, or 1.44% of total loans at March 31, 2003.

Liquidity

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demands and deposit withdrawals and to capitalize on opportunities for business expansion. The banking subsidiaries' primary liquidity sources consist of investment securities, those maturing within one year and those classified as available for sale, loan payments, FHLB advances and federal funds sold.

The Corporation has contractual obligations that require future cash payments. The most significant of these is FHLB borrowings. The following table shows scheduled principal reductions on FHLB advances (in thousands):

April 1, 2004 - December 31, 2004	$17,000
2005	122,390
2006	69,687
2007	10,000
2008	30,000
Thereafter	43,133
Total	$292,210

The Corporation increased its FHLB borrowings in January 2004 by $150 million. These borrowings primarily mature in 2005 and 2006. The Corporation's intention is to use existing investment security maturities to repay this 2004 borrowing.

The FHLB borrowings are collateralized by a blanket lien on qualified one-to four-family residential mortgage loans. The carrying value of these mortgage loans was $701 million, which represented a total borrowing capacity based on existing collateral of $483 million as of March 31, 2004. Therefore, the Corporation's additional borrowing availability through the FHLB at March 31, 2004 under the blanket lien agreement was $191 million. The Corporation has the option to pledge additional qualified loans and investment securities to create additional borrowing availability with the FHLB.

The Corporation has various commitments that may impact liquidity. The following table summarizes the Corporation's commitments and expected expiration dates by period at March 31, 2004. Since many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.

Commitments (in thousands)

	Expected Expiration Dates by Period
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Unused commitments to extend credit	$224,967	$21,483	$60,488	$22,206	$329,144
Undisbursed loans	108,136	-	-	-	108,136
Standby letters of credit and financial guarantees	10,498	3,283	1,046	930	15,757
Total commitments	$343,601	$24,766	$61,534	$23,136	$453,037

Capital Resources

As of March 31, 2004, shareholders' equity was $469.8 million, compared to $458.0 million as of December 31, 2003 and $437.0 million as of March 31, 2003, resulting in an increase of $11.7 million, or 2.6%, from December 31, 2003 and $32.8 million, or 7.5%, from March 31, 2003. Shareholders' equity as a percentage of total assets was 12.0% as of March 31, 2004, 12.4% as of December 31, 2003 and 12.1% as of March 31, 2003.

A statement of changes in shareholders' equity covering the three-month periods ended March 31, 2004 and March 31, 2003 follows (in thousands):

	Three Months Ended March 31
	2004	2003
Total shareholders' equity as of January 1	$458,049	$430,339
Comprehensive income:
Net income	14,119	14,014
Change in unrealized net gains on securities
available for sale, net of tax	(457)	(1,343)
Total comprehensive income	13,662	12,671
Cash dividends paid	(6,338)	(5,925)
Shares issued from stock option and other plans	4,424	451
Repurchase of shares	-	(496)
Total shareholders' equity as of end of period	$469,797	$437,040

The following table represents the Corporation's regulatory capital ratios as of March 31, 2004:

	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Chemical Financial Corporation-actual ratio	10.1%	15.3%	16.5%
Regulatory minimum ratio	3.0	4.0	8.0
Ratio considered "well capitalized" by regulatory agencies	5.0	6.0	10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at March 31, 2004 exceed the regulatory agencies ratios to be considered "well capitalized" partially due to the Corporation holding $272 million in investment securities and other assets which are assigned a 0% risk rating; $858 million in assets, primarily investment securities, which are assigned a 20% risk rating; and $897 million in residential real estate mortgages and other assets which are assigned a 50% risk rating. These three risk ratings (0%, 20% and 50%) represented 50.6% of the Corporation's total risk-based assets (including off-balance sheet items) as of March 31, 2004.

The following table shows stock repurchase activity by the Corporation during the periods indicated:

	Three Months Ended March 31
	2004	2003
Number of shares repurchased	-	18,000
Average price of shares repurchased	-	$27.53

The Corporation's latest stock repurchase program allows for the repurchase of up to 441,000 shares, of which 361,779 shares were available for future repurchase at March 31, 2004.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained in the discussion regarding interest rate risk and sensitivity under the caption "Liquidity Risk"and "Interest Rate Risk" on pages 17 through 21 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2003 is here incorporated by reference. Such Annual Report was previously filed as Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

The Corporation does not believe that there has been a material change in the nature or categories of the Corporation's primary market risk exposure, or the particular markets that present the primary risk of loss to the Corporation. As of the date of this report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Corporation manages its primary market risk exposure, as described in the sections of its Annual Report to Shareholders incorporated by reference in response to this item, have not changed materially during the current year. As of the date of this report, the Corporation does not expect to make material changes in those methods in the near term. The Corporation may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

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

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

          The Corporation did not repurchase any shares of its common stock during the period covered by this report.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. The following exhibits are filed as part of this report on Form 10-Q:

	Exhibit Number	Document

	3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

	3.2	Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. Here incorporated by reference.

	31.1	Certification. Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to 18 U.S.C. § 1350.

(b)	Reports on Form 8-K. During the three-month period ended March 31, 2004, the following report was filed on Form 8-K:

Date	Item Reported	Financial Statements
January 20, 2004	7(c), 9	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMICAL FINANCIAL CORPORATION

Date: May 6, 2004	By: /s/ David B. Ramaker
David B. Ramaker Chief Executive Officer and President (Principal Executive Officer)

Date: May 6, 2004	By: /s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. Here incorporated by reference.

31.1	Certification. Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.