Form 10-Q
period 2004-06-30
CHEMICAL FINANCIAL CORP
filed 2004-07-27
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

333 East Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

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

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of July 20, 2004, was 23,944,111 shares.

INDEX

CHEMICAL FINANCIAL CORPORATION
FORM 10-Q

		Page

FORWARD-LOOKING STATEMENTS		3

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2003)	4

	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2004 and June 30, 2003	4

	Consolidated Statements of Financial Position as of June 30, 2004, December 31, 2003 and June 30, 2003	5

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and June 30, 2003	6

	Notes to Consolidated Financial Statements	7-15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25 - 26

Item 6.	Exhibits and Reports on Form 8-K	26

SIGNATURES		27

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

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(In thousands, except per share amounts)

INTEREST INCOME
Interest and fees on loans	$37,481	$36,155	$74,959	$72,569
Interest on investment securities:
Taxable	8,276	9,778	17,152	20,458
Tax-exempt	526	639	1,091	1,316
Total interest on investment securities	8,802	10,417	18,243	21,774
Interest on federal funds sold	202	107	403	443
Interest on deposits with unaffiliated banks	98	18	163	157
TOTAL INTEREST INCOME	46,583	46,697	93,768	94,943
INTEREST EXPENSE
Interest on deposits	7,523	9,453	15,214	20,293
Interest on FHLB borrowings	2,548	2,077	5,124	4,190
Interest on other borrowings - short term	103	138	199	307
TOTAL INTEREST EXPENSE	10,174	11,668	20,537	24,790
NET INTEREST INCOME	36,409	35,029	73,231	70,153
Provision for loan losses	661	1,272	1,407	1,567
NET INTEREST INCOME after provision for
loan losses	35,748	33,757	71,824	68,586
NONINTEREST INCOME
Service charges on deposit accounts	4,757	4,262	9,311	8,153
Trust services revenue	1,871	1,791	3,780	3,518
Other charges and fees for customer services	1,806	1,834	3,354	3,749
Mortgage banking revenue	1,080	1,861	1,860	3,408
Investment securities gains	267	308	1,250	492
Other	224	30	412	80
TOTAL NONINTEREST INCOME	10,005	10,086	19,967	19,400
OPERATING EXPENSES
Salaries, wages and employee benefits	14,693	13,594	29,494	27,283
Occupancy	2,280	1,937	4,739	3,901
Equipment	2,160	2,079	4,545	4,128
Other	5,787	5,572	11,302	10,896
TOTAL OPERATING EXPENSES	24,920	23,182	50,080	46,208
INCOME BEFORE INCOME TAXES	20,833	20,661	41,711	41,778
Federal income taxes	6,967	6,991	13,726	14,094
NET INCOME	$13,866	$13,670	$27,985	$27,684

NET INCOME PER SHARE (Basic)	$.58	$.58	$1.17	$1.17
(Diluted)	$.58	$.58	$1.17	$1.17
Cash dividends per share	$.265	$.25	$.53	$.50

See accompanying notes to consolidated financial statements

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Position (In thousands)

	June 30, 2004	December 31, 2003	June 30, 2003
	(Unaudited)		(Unaudited)

ASSETS
Cash and demand deposits due from banks	$ 114,743	$ 131,184	$ 122,712
Federal funds sold	60,700	25,900	41,200
Interest bearing deposits with unaffiliated banks	9,931	5,107	6,096
Investment securities:
Available for sale (at estimated market value)	768,228	728,499	832,506
Held to maturity (estimated market value - $158,310 at 6/30/04, $197,983 at 12/31/03 and $263,710 at 6/30/03)	156,362	193,363	256,316
Total investment securities	924,590	921,862	1,088,822
Loans:
Commercial	466,666	405,929	329,929
Real estate construction	132,956	138,280	106,747
Real estate commercial	655,053	628,815	527,400
Real estate residential	781,062	767,199	753,014
Consumer	553,237	541,052	519,727
Total loans	2,588,974	2,481,275	2,236,817
Less: Allowance for loan losses	33,552	33,179	30,482
Net loans	2,555,422	2,448,096	2,206,335
Premises and equipment	48,077	49,616	40,795
Intangible assets	75,683	76,846	39,472
Other assets	52,593	50,277	42,397
TOTAL ASSETS	$ 3,841,739	$ 3,708,888	$ 3,587,829

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$ 551,087	$ 532,752	$ 530,010
Interest-bearing	2,408,162	2,434,484	2,347,416
Total deposits	2,959,249	2,967,236	2,877,426
FHLB borrowings	285,191	155,373	148,573
Other borrowings - short term	95,371	91,524	88,949
Interest payable and other liabilities	33,569	36,706	29,741
Total liabilities	3,373,380	3,250,839	3,144,689
Shareholders' equity:
Common stock, $1 par value:
Authorized - 30,000 shares
Issued and outstanding - 23,944 shares at 6/30/04 23,801 shares at 12/31/03 and 23,665 shares at 6/30/03	23,944	23,801	23,665
Surplus	333,475	328,774	324,213
Retained earnings	110,054	94,746	78,558
Accumulated other comprehensive income	886	10,728	16,704
Total shareholders' equity	468,359	458,049	443,140
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$ 3,841,739	$ 3,708,888	$ 3,587,829

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 27,985	$ 27,684
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	1,407	1,567
Gains on sales of loans	(1,258)	(3,367)
Proceeds from sales of loans	96,614	219,386
Loans originated for sale	(93,755)	(205,934)
Investment securities gains	(1,250)	(492)
Provision for depreciation and amortization	4,889	4,754
Net amortization of investment securities	5,246	5,824
Net decrease in accrued income and other assets	7,268	1,305
Net increase (decrease) in interest payable and other liabilities	(1,142)	64
Net Cash Provided by Operating Activities	46,004	50,791

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from maturities, calls and principal reductions	118,533	161,163
Proceeds from sales	81,252	60,631
Purchases	(258,011)	(204,229)
Securities held to maturity:
Proceeds from maturities, calls and principal reductions	56,586	93,207
Purchases	(20,172)	(83,344)
Net increase in loans	(114,935)	(171,834)
Purchases of premises and equipment	(1,924)	(793)
Net Cash Used in Investing Activities	(138,671)	(145,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts and
savings accounts	36,586	97,605
Net decrease in certificates of deposit and other time deposits	(44,573)	(67,451)
Net increase (decrease) in other borrowings - short term	3,847	(15,263)
Proceeds from FHLB borrowings	150,000	-
Principal payments on FHLB borrowings	(20,182)	(8,820)
Cash dividends paid	(12,677)	(11,847)
Proceeds from shares issued	2,849	556
Repurchases of common stock	-	(1,511)
Net Cash Provided by (Used in) Financing Activities	115,850	(6,731)

Net Increase (Decrease) in Cash and Cash Equivalents	23,183	(101,139)
Cash and cash equivalents at beginning of year	162,191	271,147
Cash and Cash Equivalents at End of Period	$ 185,374	$ 170,008

Supplemental disclosure of cash flow information:
Interest paid on deposits, FHLB borrowings and other borrowings - short-term	$ 20,594	$ 25,456
Federal income taxes paid	$ 13,200	$ 13,100

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2004

NOTE A:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (the "Corporation") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

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

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2004

Earnings Per Share (continued)

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per share computations:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(In thousands)
Numerator for both basic and diluted
earnings per share, net income	$ 13,866	$ 13,670	$ 27,985	$ 27,684

Denominator for basic earnings per share,
average outstanding common shares	23,934	23,684	23,913	23,690
Potential dilutive shares resulting from
employee stock options	75	51	85	48
Denominator for diluted earnings per share	24,009	23,735	23,998	23,738

Comprehensive Income

The components of comprehensive income, net of related tax, for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income	$ 13,866	$ 13,670	$ 27,985	$ 27,684
Change in unrealized net gains
on investment securities
available for sale	(9,385)	(738)	(9,842)	(2,081)
Comprehensive income	$ 4,481	$ 12,932	$ 18,143	$ 25,603

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2004

Comprehensive Income (continued)

The components of accumulated other comprehensive income, net of related tax, at June 30, 2004, December 31, 2003 and June 30, 2003 are as follows (in thousands of dollars):

	June 30, 2004	December 31, 2003	June 30, 2003
Unrealized net gains on investment securities
available for sale (net of related tax of $477 at 6/30/04, $5,777 at 12/31/03, $8,994 at 6/30/03)	$ 886	$ 10,728	$ 16,704
Accumulated other comprehensive income	$ 886	$ 10,728	$ 16,704

Operating Segment

Under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," it is management's opinion that the Corporation operates in a single operating segment - commercial banking. The Corporation is a bank holding company that operates three commercial banks, a title insurance company and a property and casualty insurance company, each as a separate subsidiary of the Corporation, as of June 30, 2004. The Corporation's commercial bank subsidiaries operate as community banks and offer a full range of commercial banking and fiduciary products and services to the residents and business customers in their geographical market areas. The products and services offered by the commercial bank subsidiaries are generally consistent throughout the Corporation. Each of the Corporation's commercial bank subsidiaries operates within the state of Michigan. The marketing of products and services throughout the Corporation's subsidiary banks is generally uniform, as many of the markets served by the subsidiaries overlap. The distribution of products and services is uniform throughout the Corporation's commercial bank subsidiaries and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products. The commercial bank subsidiaries are state-chartered commercial banks and operate under the same banking regulations.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2004

Goodwill

During 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill is no longer amortized, but is subject to annual impairment tests. The Corporation tested goodwill for impairment as of December 31, 2003 and 2002. Based on these test results, the Corporation determined that there was no impairment of goodwill as of December 31, 2003 and 2002. Goodwill was $63.3 million at June 30, 2004 and $27.9 million at June 30, 2003. Goodwill increased due to the Caledonia acquisition. See Note G for further information about the Caledonia acquisition.

Other

The Corporation and its subsidiary banks are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated income or financial position of the Corporation.

NOTE B:  LOANS AND NONPERFORMING ASSETS

The following summarizes loans and nonperforming assets at the dates indicated (in thousands of dollars):

	June 30, 2004	December 31, 2003	June 30, 2003
Loans:
Commercial	$ 466,666	$ 405,929	$ 329,929
Real estate construction	132,956	138,280	106,747
Real estate commercial	655,053	628,815	527,400
Real estate residential	781,062	767,199	753,014
Consumer	553,237	541,052	519,727
Total Loans	$2,588,974	$2,481,275	$2,236,817

Nonperforming Assets:
Nonaccrual loans	$ 5,413	$ 6,691	$ 5,139
Loans 90 days or more past due and
still accruing interest	5,488	4,656	5,066
Total Nonperforming Loans	10,901	11,347	10,205
Repossessed assets acquired (1)	7,344	6,002	5,659
Total Nonperforming Assets	$ 18,245	$ 17,349	$ 15,864

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure, and other property held for sale.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2004

NOTE C:  ALLOWANCE FOR LOAN LOSSES

The following summarizes the changes in the allowance for loan losses (in thousands of dollars):

	Six Months Ended June 30
	2004	2003
Allowance for Loan Losses
Balance as of January 1	$33,179	$30,672
Provision for loan losses	1,407	1,567

Gross loans charged off	(1,502)	(2,139)
Gross recoveries of loans previously charged off	468	382
Net loans charged off	(1,034)	(1,757)
Balance as of end of period	$33,552	$30,482

The Corporation considers all nonaccrual commercial and commercial real estate loans to be impaired loans. Impaired loans as of June 30, 2004 and 2003 were $4.3 million and $3.8 million, respectively. The allowance for impaired loans was $1.2 million and $.8 million as of June 30, 2004 and 2003, respectively.

NOTE D:  ACQUIRED INTANGIBLE ASSETS

The following table sets forth the carrying amount, accumulated amortization and amortization expense of acquired intangible assets (in thousands):

	June 30, 2004		December 31, 2003		June 30, 2003

	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Core deposit
intangibles	$8,487	$10,782	$9,496	$9,773	$8,992	$8,849
Other	651	214	793	72	138	37

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2004

NOTE D:  ACQUIRED INTANGIBLE ASSETS (continued)

Amortization expense for the:

Quarter ended June 30, 2004	$ 585
Six months ended June 30, 2004	1,151
Quarter ended June 30, 2003	462
Six months ended June 30, 2003	924
Year ended December 31, 2003	1,883

Estimated amortization expense for the years ending December 31:

2004	$2,272
2005	2,136
2006	1,920
2007	1,651
2008 and thereafter	2,310

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

If the Corporation had elected to recognize compensation cost for options granted in the three and six months ended June 30, 2004 and 2003, based on the fair value of the options granted at the grant dates, net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2004

NOTE E:  STOCK OPTIONS (continued)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Net income - as reported	$13,866	$13,670	$27,985	$27,684
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(131)	(63)	(263)	(127)
Net income - pro forma	$13,735	$13,607	$27,722	$27,557

Basic earnings per share - as reported	$ .58	$ .58	$ 1.17	$ 1.17
Basic earnings per share - pro forma	.57	.57	1.16	1.16
Diluted earnings per share - as reported	.58	.58	1.17	1.17
Diluted earnings per share - pro forma	.57	.57	1.16	1.16

NOTE F:  FINANCIAL GUARANTEES

In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statement of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer's creditworthiness. At June 30, 2004, the Corporation had $20.3 million of outstanding financial and performance standby letters of credit.

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
June 30, 2004

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

The Corporation operated Caledonia's bank subsidiary, State Bank of Caledonia, with branch offices in Caledonia, Dutton, Middleville and Kalamazoo, as a separate subsidiary until June 2004. In June, the Corporation restructured the State Bank of Caledonia into two of its other three bank subsidiaries. The branches in Caledonia, Middleville and Dutton became a part of Chemical Bank West, headquartered in the Grand Rapids area, and the Kalamazoo branch became a part of Chemical Bank Shoreline, headquartered in Benton Harbor.

On September 30, 2003, the Corporation consolidated CFC Data Corp, its wholly-owned data processing subsidiary, into the parent. The data processing operations are primarily performed for the Corporation's bank subsidiaries.

NOTE H:  EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the Corporation's qualified pension plan and non-qualified postretirement benefit plan are as follows:

(in thousands)	Defined Benefit Pension Plan		Postretirement Benefit Plan
Six Months Ended June 30,	2004	2003	2004	2003

Service cost	$2,172	$1,822	$15	$11
Interest cost	2,068	1,920	158	130
Expected return on plan assets	(2,712)	(2,486)	-	-
Amortization of transition amount	-	(6)	-	-
Amortization of prior service cost	(18)	(20)	(162)	(162)
Amortization of unrecognized net (gain) loss	188	(2)	162	84
Net periodic benefit cost	$1,698	$1,228	$173	$63

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2004

NOTE H:  EMPLOYEE BENEFIT PLANS (continued)

For further information on the Corporation's employee benefit plans, refer to Note H to the consolidated financial statements incorporated in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE I:  PENDING ACCOUNTING PRONOUNCEMENTS

In January 2004, the Financial Accounting Standards Board ("FASB") issued a FASB Staff Position ("FSP"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," subsequently revised April 12, 2004. The FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") and requires certain disclosures pending further consideration of the underlying accounting issues. The Act introduces a Medicare prescription drug benefit as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. The Corporation is in the process of analyzing the impact the Act will have on its employee benefit plans. The FSP is effective for financial statements for interim or annual periods ending after December 7, 2003. In accordance with the FSP, the Corporation elected to defer accounting for the effects of the Act.

On May 12, 2004, the FASB issued FSP 106-2, which provides authoritative guidance in the accounting for the federal subsidy resulting from the Act. The Corporation's measures of the net periodic postretirement benefit cost do not reflect any amount associated with the federal subsidy because the Corporation, as of June 30, 2004, had not concluded whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

SUMMARY

The Corporation's net income was $13.9 million in the second quarter of 2004, up 1.4% over net income of $13.7 million in the second quarter of 2003. Earnings per share was $.58 in the second quarter of both 2004 and 2003.

Return on average assets in the second quarter of 2004 was 1.44%, compared to 1.54% in the second quarter of 2003. Return on average equity in the second quarter of 2004 was 11.9%, compared to 12.4% in the second quarter of 2003.

Total assets were $3.84 billion as of June 30, 2004, up $133 million, or 3.6%, from total assets of $3.71 billion as of December 31, 2003, and up $254 million, or 7.1%, from total assets of $3.59 billion as of June 30, 2003.

Total loans increased $107.7 million, or 4.3%, from December 31, 2003, and $352.2 million, or 15.7% from June 30, 2003 to $2.59 billion as of June 30, 2004. The increase in total loans was primarily due to growth in commercial and commercial real estate loans. The growth in commercial and commercial real estate loans was due to increased emphasis by the Corporation on growing these loans in the Corporation's community bank market areas as well as the Caledonia acquisition on December 1, 2003, which added $184 million in loans.

Shareholders' equity increased $10.3 million, or 2.3%, from December 31, 2003 and $25.2 million, or 5.7%, from June 30, 2003 to $468.4 million as of June 30, 2004, or $19.56 per share, representing 12.2% of total assets. The increases were primarily attributable to retained net income, partially offset by a reduction in the net unrealized gain on investment securities classified as available for sale.

RESULTS OF OPERATIONS

Net Interest Income

The Corporation's net interest income in the second quarter of 2004 was $36.4 million, a $1.4 million, or 3.9%, increase from the $35 million recorded in the second quarter of 2003. The increase was attributable to the acquisition of Caledonia in December 2003. Net interest income was positively impacted by the growth in the loan portfolio, excluding Caledonia, of $168 million during the twelve months ended June 30, 2004. The increase in net interest income attributable to loan growth was partially offset by a lower net interest margin. Net interest margin decreased to 4.07% in the second quarter of 2004 from 4.22% in the second quarter of 2003.

The Corporation's net interest income in the first six months of 2004 was $73.2 million, a $3.1 million, or 4.4%, increase from the $70.2 million recorded in the first six months of 2003. The increase was attributable to the acquisition of Caledonia in December 2003. Net interest income was positively impacted by the growth in the loan portfolio of $108 million during the six months ended June 30, 2004. The increase in net interest income attributable to loan growth was partially offset by a lower net interest margin. Net interest margin decreased to 4.09% in the first six months of 2004 from 4.24% in the first six months of 2003.

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

The provision for loan losses was $.66 million in the second quarter of 2004 and $1.41 million in the first six months of 2004, compared to $1.27 million in the second quarter of 2003 and $1.57 million in the first six months of 2003. Net loan losses were $.60 million in the second quarter of 2004 and $1.03 million in the first six months of 2004, compared to $1.48 million in the second quarter of 2003 and $1.76 million in the first six months of 2003.

Noninterest Income

Noninterest income decreased $.08 million, or .8%, in the second quarter of 2004, compared to the second quarter of 2003. The decrease was primarily due to lower mortgage banking revenue of $.8 million. Mortgage banking sales volume was lower by $66 million during the second quarter of 2004 compared to the second quarter of 2003. The decrease in loans sold was primarily due to significantly lower loan refinance activity. The lower mortgage banking revenue was partially offset by higher service charges on deposit accounts of $.5 million. The increase in service charge income was primarily attributable to higher levels of customer activity in areas where fees and service charges are applicable. Excluding the impact of Caledonia, noninterest income decreased $.27 million, or 2.7%, in the second quarter of 2004, compared to the second quarter of 2003.

Noninterest income increased $.57 million, or 2.9%, in the first six months of 2004, compared to the first six months of 2003. The increase was due to an increase in investment securities gains of $.8 million. The increase in gains on investment securities was primarily due to the sale of the majority of the Corporation's equity securities portfolio. Service charge income also increased $1.2 million during the first six months of 2004, compared to the first six months of 2003. These increases were partially offset by a decrease in mortgage banking revenue of $1.5 million. Mortgage banking sales volume was lower by $123 million during the first six months of 2004, compared to the first six months of 2003. The decrease in loans sold was primarily due to a decrease in loan refinance activity. Excluding the impact of Caledonia, noninterest income increased $.18 million, or .9%, in the first six months of 2004, compared to the first six months of 2003.

Operating Expenses

Total operating expenses increased $1.7 million, or 7.5%, in the second quarter of 2004, compared to the second quarter of 2003. The increase in operating expenses attributable to the acquisition of Caledonia was approximately $1.2 million during the quarter ended June 30, 2004. Excluding the impact of Caledonia, operating expenses increased 2.6%, due primarily to higher employee benefit costs and occupancy expenses.

Total operating expenses increased $3.9 million, or 8.4%, in the first six months of 2004, compared to the first six months of 2003. The increase in operating expenses attributable to the acquisition of Caledonia was approximately $2.3 million during the first six months of 2004. Excluding the impact of Caledonia, operating expenses increased 3.3%, due primarily to higher employee benefit costs, occupancy and equipment expenses.

Income Tax Expense

The Corporation's effective federal income tax rate was 33.4% in the second quarter of 2004 and 32.9% in the first six months of 2004, compared to 33.8% in the second quarter of 2003 and 33.7% in the first six months of 2003. The Corporation utilized a $.53 million capital loss carryover deduction during the first quarter of 2004, applicable to the $.61 million gain recognized on the sale of equity securities, which reduced federal income tax expense.

The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate primarily is a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense, other nondeductible expenses and tax credits.

BALANCE SHEET CHANGES

Total Assets

Total assets were $3.84 billion as of June 30, 2004, up $133 million, or 3.6%, from total assets of $3.71 billion as of December 31, 2003, and up $254 million, or 7.1%, from total assets of $3.59 billion as of June 30, 2003. The increase in total assets from December 31, 2003 was primarily due to the Corporation borrowing $150 million in FHLB advances, which were invested in five and seven-year balloon mortgage-backed securities. The increase in total assets from June 30, 2003 was primarily due to the previously mentioned FHLB advances and to the acquisition of Caledonia on December 1, 2003, which added $211 million in total assets. The factors that increased total assets during the twelve months ended June 30, 2004 were partially offset by a decrease in total deposits, excluding the impact of Caledonia, of $89 million, or 3.1%. The decrease in total deposits from June 30, 2003 was primarily due to lower certificates of deposits of $127 million, partially offset by increases in money market deposits of $29 million.

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

Total loans as of June 30, 2004 were $2.59 billion, compared to $2.48 billion as of December 31, 2003 and $2.24 billion as of June 30, 2003.

Residential real estate loans increased $13.9 million, or 1.8%, from December 31, 2003 and $28.0 million, or 3.7%, from June 30, 2003 to $781.1 million as of June 30, 2004. Residential real estate loans represented 30.2%, 30.9% and 33.7 % of the Corporation's loan portfolio as of June 30, 2004, December 31, 2003 and June 30, 2003, respectively. The Corporation's residential real estate loans primarily consist of one- to four-family residential loans with original terms of fifteen years or less. The loan-to-value ratio at time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance.

Real estate construction loans decreased $5.3 million, or 3.9%, from December 31, 2003 and increased $26.2 million, or 24.6%, from June 30, 2003 to $133.0 million as of June 30, 2004. The increase from June 30, 2003 was primarily due to the Caledonia acquisition. Real estate construction loans represented 5.1%, 5.6% and 4.8% of the Corporation's loan portfolio as of June 30, 2004, December 31, 2003 and June 30, 2003, respectively. Construction lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser of the property if it will not be owner-occupied. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market area, using conservative underwriting guidelines, and closely monitoring the construction process.

Commercial loans increased $60.7 million, or 15.0%, from December 31, 2003, and $136.7 million, or 41.4%, from June 30, 2003 to $466.7 million as of June 30, 2004. The increase in commercial loans from December 31, 2003 was due to increases emphasis on this type of lending. The increase in commercial loans from June 30, 2003 was primarily due to the Caledonia acquisition and the previously mentioned increased emphasis. Commercial loans represented 18.0%, 16.4% and 14.7% of the Corporation's loan portfolio as of June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

Commercial real estate loans increased $26.2 million, or 4.2%, from December 31, 2003 and $127.7 million, or 24.2%, from June 30, 2003 to $655.1 million as of June 30, 2004. The increase in commercial loans from June 30, 2003 was primarily due to the Caledonia acquisition and due to increased emphasis on growing these loans in the Corporation's community bank market areas. Commercial real estate loans represented 25.3%, 25.3% and 23.6% of the Corporation's loan portfolio as of June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

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

Consumer loans increased $12.2 million, or 2.3%, from December 31, 2003, and increased $33.5 million, or 6.4%, from June 30, 2003 to $553.2 million as of June 30, 2004. Consumer loans represented 21.4%, 21.8% and 23.2% of total loans as of June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

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

Nonperforming loans consist of loans which are past due for principal or interest payments by 90 days or more and are still accruing interest, loans for which the accrual of interest has been discontinued, and other loans which have been restructured to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $10.9 million as of June 30, 2004, $11.3 million as of December 31, 2003 and $10.2 million as of June 30, 2003, and represented .42%, .46% and .46% of total loans, respectively. The slight decrease in nonperforming loans since December 31, 2003 was primarily due to loans being transferred to the other real estate category.

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

Impaired loans totaled $4.3 million as of June 30, 2004, $5.5 million as of December 31, 2003 and $3.8 million as of June 30, 2003. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the allowance for loan losses allocated to impaired loans was as follows: $1.2 million as of June 30, 2004, $2.4 million as of December 31, 2003 and $.8 million as of June 30, 2003. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from the estimates used on these loans.

The allowance for loan losses was $33.6 million at June 30, 2004 and represented 1.30% of total loans, compared to $33.2 million, or 1.34% of total loans at December 31, 2003 and $30.5 million, or 1.36% of total loans at June 30, 2003.

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

The Corporation's total loan to deposit ratio as of June 30, 2004, December 31, 2003 and June 30, 2003 was 87.5%, 83.6% and 77.7%, respectively.

The Corporation has contractual obligations that require future cash payments. The most significant of these is FHLB borrowings. The following table shows scheduled principal reductions on FHLB advances (in thousands):

July 1, 2004 - December 31, 2004	$10,000
2005	122,390
2006	69,687
2007	10,000
2008	30,000
Thereafter	43,114
Total	$285,191

The Corporation increased its FHLB borrowings in January 2004 by $150 million. These borrowings primarily mature in 2005 and 2006. The Corporation's intention is to use existing investment securities maturing during 2005 and 2006 to fund the FHLB principal payments.

The FHLB borrowings are collateralized by a blanket lien on qualified one-to four-family residential mortgage loans. The carrying value of these mortgage loans was $709 million, which represented a total borrowing capacity based on existing collateral of $489 million as of June 30, 2004. Therefore, the Corporation's additional borrowing availability through the FHLB at June 30, 2004 under the blanket lien agreement was $204 million. The Corporation has the option to pledge additional qualified loans and investment securities to create additional borrowing availability with the FHLB.

The Corporation has various commitments that may impact liquidity. The following table summarizes the Corporation's commitments and expected expiration dates by period at June 30, 2004. Since many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.

Commitments (in thousands)

	Expected Expiration Dates by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Unused commitments to extend credit	$355,471	$245,734	$17,292	$67,157	$25,288
Undisbursed loans	95,805	95,805	-	-	-
Standby letters of credit and financial guarantees	20,278	11,496	4,995	2,610	1,177
Total commitments	$471,554	$353,035	$22,287	$69,767	$26,465

CAPITAL RESOURCES

As of June 30, 2004, shareholders' equity was $468.4 million, compared to $458.0 million as of December 31, 2003 and $443.1 million as of June 30, 2003, resulting in an increase of $10.3 million, or 2.3%, from December 31, 2003 and $25.2 million, or 5.7%, from June 30, 2003. Shareholders' equity as a percentage of total assets was 12.2% as of June 30, 2004, 12.4% as of December 31, 2003 and 12.4% as of June 30, 2003.

A statement of changes in shareholders' equity covering the six-month periods ended June 30, 2004 and June 30, 2003 follows (in thousands):

	Six Months Ended June 30
	2004	2003
Total shareholders' equity as of January 1	$458,049	$430,339
Comprehensive income:
Net income	27,985	27,684
Change in unrealized net gains on securities
available for sale, net of tax	(9,842)	(2,081)
Total comprehensive income	18,143	25,603
Cash dividends paid	(12,677)	(11,847)
Shares issued from stock option and other plans	4,844	556
Repurchase of shares	-	(1,511)
Total shareholders' equity as of end of period	$468,359	$443,140

The following table represents the Corporation's regulatory capital ratios as of June 30, 2004:

	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Chemical Financial Corporation-actual ratio	10.4%	15.6%	16.9%
Regulatory minimum ratio	3.0	4.0	8.0
Ratio considered "well capitalized" by regulatory agencies	5.0	6.0	10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at June 30, 2004 exceed the regulatory agencies ratios to be considered "well capitalized" partially due to the Corporation holding $243 million in investment securities and other assets which are assigned a 0% risk rating; $801 million in assets, primarily investment securities, which are assigned a 20% risk rating; and $911 million in residential real estate mortgages and other assets which are assigned a 50% risk rating. These three risk ratings (0%, 20% and 50%) represented 49.9% of the Corporation's total risk-based assets (including off-balance sheet items) as of June 30, 2004.

The following table shows stock repurchase activity by the Corporation during the periods indicated:

	Three Months Ended June 30
	2004	2003

Number of shares repurchased	1,480	38,826
Average price of shares repurchased	$35.82	$29.96

The shares included in the table above include 1,480 shares in 2004 and 4,826 shares in 2003 that were repurchased by the Corporation from officers and employees in payment of the exercise price and/or required tax withholding upon the exercise of stock options.

The Corporation's latest stock repurchase program allows for the repurchase of up to 441,000 shares, of which 361,779 shares were available for future repurchase at June 30, 2004.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained in the discussion regarding interest rate risk and sensitivity under the caption "Liquidity Risk" and "Interest Rate Risk" on pages 17 through 21 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2003 is here incorporated by reference. Such Annual Report was previously filed as Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

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

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended June 30, 2004 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following tables provide the purchases of equity securities by the Corporation during the periods indicated:

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2004	117	$35.99	-	361,779

May 1-31, 2004	-	-	-	361,779

June 1-30, 2004	1,363	35.81	-	361,779

Total	1,480	$35.82	-	361,779

* All shares purchased during the three months ended June 30, 2004 were in connection with stock option exercises.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation's annual meeting of shareholders was held April 19, 2004. At that meeting, the only matter voted on by the shareholders was the election of directors. All directors of the Corporation were standing for election at the meeting. The directors were elected by the following votes:

Election of Directors	Votes Cast

All nominees for director were elected:	For	Withheld
J. Daniel Bernson	19,622,845	165,421
Nancy Bowman	19,634,105	154,161
James A. Currie	19,613,184	175,082
Michael L. Dow	19,582,266	206,001
Thomas T. Huff	19,464,554	323,713
Terence F. Moore	19,573,962	214,305

Aloysius J. Oliver	19,566,800	221,466
Frank P. Popoff	19,603,299	184,967
David B. Ramaker	19,630,195	158,072
Dan L. Smith	18,261,962	1,526,304
William S. Stavropoulos	19,488,674	299,593

There were no broker non-votes.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. The following exhibits are filed as part of this report on Form 10-Q:

	Exhibit Number	Document

	3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on June 2, 2001. Here incorporated by reference.

	3.2	Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. Here incorporated by reference.

	31.1	Certification. Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to 18 U.S.C. § 1350.

(b)	Reports on Form 8-K. During the three-month period ended June 30, 2004, the following reports were filed on Form 8-K:

Date	Item Reported	Financial Statements

April 14, 2004	9	None
April 19, 2004	7(c), 12	None
April 23, 2004	7(c), 9	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMICAL FINANCIAL CORPORATION

Date: July 26, 2004	By: /s/ David B. Ramaker
David B. Ramaker Chief Executive Officer and President (Principal Executive Officer)

Date: July 26, 2004	By: /s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on June 2, 2001. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. Here incorporated by reference.

31.1	Certification. Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.