Form 10-Q
period 2004-09-30
CHEMICAL FINANCIAL CORP
filed 2004-11-05
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004, OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

333 East Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

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

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of October 26, 2004, was 23,956,322 shares.

INDEX

CHEMICAL FINANCIAL CORPORATION
FORM 10-Q

		Page

FORWARD-LOOKING STATEMENTS		3

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2003)	4

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2004 and September 30, 2003	4

	Consolidated Statements of Financial Position as of September 30, 2004, December 31, 2003 and September 30, 2003	5

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and September 30, 2003	6

	Notes to Consolidated Financial Statements	7-16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.	Exhibits	27

SIGNATURES		28

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

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(In thousands, except per share amounts)

INTEREST INCOME
Interest and fees on loans	$38,347	$36,220	$113,306	$108,789
Interest on investment securities:
Taxable	8,066	8,213	25,218	28,671
Tax-exempt	511	612	1,602	1,928
Total interest on investment securities	8,577	8,825	26,820	30,599
Interest on federal funds sold	265	169	668	612
Interest on deposits with banks	129	23	292	180
TOTAL INTEREST INCOME	47,318	45,237	141,086	140,180
INTEREST EXPENSE
Interest on deposits	7,437	8,262	22,651	28,555
Interest on FHLB borrowings	2,570	2,083	7,694	6,273
Interest on other borrowings - short term	158	128	357	435
TOTAL INTEREST EXPENSE	10,165	10,473	30,702	35,263
NET INTEREST INCOME	37,153	34,764	110,384	104,917
Provision for loan losses	701	540	2,108	2,107
NET INTEREST INCOME after provision for
loan losses	36,452	34,224	108,276	102,810
NONINTEREST INCOME
Service charges on deposit accounts	4,970	4,181	14,281	12,334
Trust services revenue	1,761	1,605	5,541	5,123
Other charges and fees for customer services	1,706	1,623	5,060	5,372
Mortgage banking revenue	960	2,308	2,820	5,716
Investment securities gains	9	417	1,259	909
Other	217	140	629	220
TOTAL NONINTEREST INCOME	9,623	10,274	29,590	29,674
OPERATING EXPENSES
Salaries, wages and employee benefits	14,385	13,287	43,879	40,570
Occupancy	2,237	1,981	6,976	5,882
Equipment	2,376	2,077	6,921	6,205
Other	5,501	5,356	16,803	16,252
TOTAL OPERATING EXPENSES	24,499	22,701	74,579	68,909
INCOME BEFORE INCOME TAXES	21,576	21,797	63,287	63,575
Federal income taxes	7,280	7,328	21,006	21,422
NET INCOME	$14,296	$14,469	$42,281	$42,153

NET INCOME PER SHARE (Basic)	$0.60	$0.61	$1.77	$1.78
(Diluted)	$0.59	$0.61	$1.76	$1.78
Cash dividends per share	$0.265	$0.250	$0.795	$0.750

See accompanying notes to consolidated financial statements

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Position (In thousands)

	September 30, 2004	December 31, 2003	September 30, 2003
	(Unaudited)		(Unaudited)

ASSETS
Cash and demand deposits due from banks	$ 104,173	$ 131,184	$ 146,428
Federal funds sold	108,100	25,900	44,700
Interest bearing deposits with banks	15,219	5,107	19,905
Investment securities:
Available for sale (at estimated fair value)	743,343	728,499	767,562
Held to maturity (estimated fair value - $158,859 at 9/30/04, $197,983 at 12/31/03 and $242,644 at 9/30/03)	156,692	193,363	236,911
Total investment securities	900,035	921,862	1,004,473
Loans:
Commercial	475,977	405,929	333,822
Real estate construction	141,547	138,280	93,282
Real estate commercial	669,880	628,815	562,937
Real estate residential	771,201	767,199	765,539
Consumer	547,893	541,052	521,310
Total loans	2,606,498	2,481,275	2,276,890
Less: Allowance for loan losses	33,629	33,179	30,414
Net loans	2,572,869	2,448,096	2,246,476
Premises and equipment	47,646	49,616	47,044
Intangible assets	75,306	76,846	39,017
Other assets	49,602	50,277	42,983
TOTAL ASSETS	$ 3,872,950	$ 3,708,888	$ 3,591,026

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$ 546,387	$ 532,752	$ 500,463
Interest-bearing	2,428,916	2,434,484	2,369,351
Total deposits	2,975,303	2,967,236	2,869,814
FHLB borrowings	285,191	155,373	148,573
Other borrowings - short term	100,439	91,524	93,447
Interest payable and other liabilities	33,189	36,706	30,548
Total liabilities	3,394,122	3,250,839	3,142,382
Shareholders' equity:
Common stock, $1 par value:
Authorized - 30,000 shares
Issued and outstanding - 23,948 shares at 9/30/04 23,801 shares at 12/31/03 and 23,685 shares at 9/30/03	23,948	23,801	23,685
Surplus	333,569	328,774	324,413
Retained earnings	118,000	94,746	87,106
Accumulated other comprehensive income	3,311	10,728	13,440
Total shareholders' equity	478,828	458,049	448,644
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$ 3,872,950	3,708,888	$ 3,591,026

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 42,281	$ 42,153
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	2,108	2,107
Gains on sales of loans	(1,159)	(5,546)
Proceeds from loan sales	125,206	364,387
Loans originated for sale	(122,781)	(331,297)
Investment securities gains	(1,259)	(909)
Provision for depreciation and amortization	7,093	7,411
Net amortization of investment securities	13,091	9,343
Net decrease in accrued income and other assets	5,545	2,789
Net (decrease) increase in interest payable and other liabilities	(1,522)	871
Net Cash Provided by Operating Activities	68,603	91,309

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from maturities, calls and principal reductions	160,875	227,883
Proceeds from sales	81,654	77,552
Purchases	(274,161)	(247,426)
Securities held to maturity:
Proceeds from maturities, calls and principal reductions	73,919	138,980
Purchases	(38,087)	(93,335)
Net increase in loans	(135,070)	(231,028)
Purchases of premises and equipment	(3,152)	(8,503)
Net Cash Used in Investing Activities	(134,022)	(135,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts and
savings accounts	57,271	127,480
Net decrease in certificates of deposit and other time deposits	(49,204)	(104,938)
Net increase (decrease) in other borrowings - short term	8,915	(10,765)
Proceeds from FHLB borrowings	150,000	-
Principal payments on FHLB borrowings	(20,182)	(8,820)
Cash dividends paid	(19,027)	(17,768)
Proceeds from shares issued	2,947	776
Repurchases of common stock	-	(1,511)
Net Cash Provided by (Used in) Financing Activities	130,720	(15,546)

Net Increase (Decrease) in Cash and Cash Equivalents	65,301	(60,114)
Cash and cash equivalents at beginning of year	162,191	271,147
Cash and Cash Equivalents at End of Period	$ 227,492	$ 211,033

Supplemental disclosure of cash flow information:
Interest paid on deposits, FHLB borrowings and other borrowings - short-term	$ 30,684	$ 36,061
Federal income taxes paid	$ 20,750	$ 18,320

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2004

NOTE A:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (the "Corporation") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

Certain prior year amounts have been reclassified to place them on a basis comparable with the current period's financial statements. Such reclassifications had no impact on net income or shareholders' equity.

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

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2004

Earnings Per Share (continued)

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per share computations:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(In thousands)
Numerator for both basic and diluted
earnings per share, net income	$ 14,296	$ 14,469	$ 42,281	$ 42,153

Denominator for basic earnings per share,
average outstanding common shares	23,946	23,674	23,924	23,685
Potential dilutive shares resulting from
employee stock options	75	61	82	52
Denominator for diluted earnings per share	24,021	23,735	24,006	23,737

Comprehensive Income

The components of comprehensive income, net of related tax, for the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands of dollars):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net income	$ 14,296	$ 14,469	$ 42,281	$ 42,153
Change in unrealized net gains
on investment securities
available for sale	2,425	(3,264)	(7,417)	(5,345)
Comprehensive income	$ 16,721	$ 11,205	$ 34,864	$ 36,808

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2004

Comprehensive Income (continued)

The components of accumulated other comprehensive income, net of related tax, at September 30, 2004, December 31, 2003 and September 30, 2003 are as follows (in thousands of dollars):

	September 30, 2004	December 31, 2003	September 30, 2003
Unrealized net gains on investment securities
available for sale (net of related tax of $1,783 at 9/30/04, $5,777 at 12/31/03, $7,237 at 9/30/03)	$ 3,311	$ 10,728	$ 13,440

Operating Segment

Under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," it is management's opinion that the Corporation operates in a single operating segment - commercial banking. The Corporation is a bank holding company that operates three commercial banks, a title insurance company and a property and casualty insurance company, each as a separate subsidiary of the Corporation, as of September 30, 2004. The Corporation's commercial bank subsidiaries operate as community banks and offer a full range of commercial banking and fiduciary products and services to the residents and business customers in their geographical market areas. The products and services offered by the commercial bank subsidiaries are generally consistent throughout the Corporation. Each of the Corporation's commercial bank subsidiaries operates within the state of Michigan. The marketing of products and services throughout the Corporation's subsidiary banks is generally uniform, as many of the markets served by the subsidiaries overlap. The distribution of products and services is uniform throughout the Corporation's commercial bank subsidiaries and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products. The commercial bank subsidiaries are state-chartered commercial banks and operate under the same banking regulations.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2004

Goodwill

The Corporation tested goodwill for impairment as of December 31, 2003 and 2002. Based on these test results, the Corporation determined that there was no impairment of goodwill as of December 31, 2003 and 2002. Goodwill was $63.3 million at September 30, 2004 and $27.9 million at September 30, 2003. Goodwill increased due to the Caledonia acquisition. See Note G for further information about the Caledonia acquisition.

Other

The Corporation and its subsidiary banks are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated income or financial position of the Corporation.

NOTE B:  LOANS AND NONPERFORMING ASSETS

The following summarizes loans and nonperforming assets at the dates indicated (in thousands of dollars):

	September 30, 2004	December 31, 2003
Loans:
Commercial	$ 475,977	$ 405,929
Real estate construction	141,547	138,280
Real estate commercial	669,880	628,815
Real estate residential	771,201	767,199
Consumer	547,893	541,052
Total Loans	$2,606,498	$2,481,275

Nonperforming Assets:
Nonaccrual loans	$ 5,787	$ 6,691
Loans 90 days or more past due and
still accruing interest	5,914	4,656
Total Nonperforming Loans	11,701	11,347
Repossessed assets acquired (1)	6,924	6,002
Total Nonperforming Assets	$ 18,625	$ 17,349

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure, and other property held for sale.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2004

NOTE C:  ALLOWANCE FOR LOAN LOSSES

The following summarizes the changes in the allowance for loan losses (in thousands of dollars):

	Nine Months Ended September 30
	2004	2003
Allowance for Loan Losses
Balance as of January 1	$33,179	$30,672
Provision for loan losses	2,108	2,107

Gross loans charged off	(2,602)	(2,881)
Gross recoveries of loans previously charged off	944	516
Net loans charged off	(1,658)	(2,365)
Balance as of end of period	$33,629	$30,414

The Corporation considers all nonaccrual commercial and commercial real estate loans to be impaired loans. Impaired loans as of September 30, 2004 were $3.7 million. Impaired loans totaling $1.8 million required an impairment allowance of $0.7 million as of September 30, 2004. Impaired loans totaling $5.5 million required an impairment allowance of $2.4 million as of December 31, 2003.

NOTE D:  ACQUIRED INTANGIBLE ASSETS

The following table sets forth the carrying amount, accumulated amortization and amortization expense of acquired intangible assets (in thousands):

	September 30, 2004		December 31, 2003

	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Core deposit
intangibles	$7,991	$11,278	$9,496	$9,773
Other	580	285	793	72

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2004

NOTE D:  ACQUIRED INTANGIBLE ASSETS (continued)

Amortization expense for the:

Quarter ended September 30, 2004	$ 566
Nine months ended September 30, 2004	1,717
Quarter ended September 30, 2003	462
Nine months ended September 30, 2003	1,385
Year ended December 31, 2003	1,883

Estimated amortization expense for the years ending December 31:

2004	$2,272
2005	2,136
2006	1,920
2007	1,651
2008 and thereafter	2,308

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

If the Corporation had elected to recognize compensation cost for options granted in the three and nine months ended September 30, 2004 and 2003, based on the fair value of the options granted at the grant dates, net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2004

NOTE E:  STOCK OPTIONS (continued)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Net income - as reported	$14,296	$14,469	$42,281	$42,153
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(131)	(64)	(394)	(191)
Net income - pro forma	$14,165	$14,405	$41,887	$41,962

Basic earnings per share - as reported	$ .60	$ .61	$ 1.77	$ 1.78
Basic earnings per share - pro forma	.59	.61	1.75	1.77
Diluted earnings per share - as reported	.59	.61	1.76	1.78
Diluted earnings per share - pro forma	.59	.61	1.74	1.77

NOTE F:  FINANCIAL GUARANTEES

In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statement of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer's creditworthiness. At September 30, 2004, the Corporation had $22.2 million of outstanding financial and performance standby letters of credit.

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
September 30, 2004

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

NOTE H:  EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the Corporation's qualified pension plan and non-qualified postretirement benefit plan are as follows:

(in thousands)	Defined Benefit Pension Plan		Postretirement Benefit Plan
Nine Months Ended September 30,	2004	2003	2004	2003

Service cost	$3,383	$2,732	$23	$16
Interest cost	3,101	2,881	237	196
Expected return on plan assets	(4,067)	(3,730)	-	-
Amortization of transition amount	-	(9)	-	-
Amortization of prior service cost	(27)	(30)	(243)	(243)
Amortization of unrecognized net (gain) loss	279	(3)	243	126
Net periodic benefit cost	$2,669	$1,841	$260	$95

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2004

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

On May 12, 2004, the FASB issued FSP 106-2, which provides authoritative guidance in the accounting for the federal subsidy resulting from the Act. The Corporation's measures of the net periodic postretirement benefit cost do not reflect any amount associated with the federal subsidy because the Corporation, as of September 30, 2004, had not concluded whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

In March 2004, the Emerging Issues Task Force ("EITF"), a standard setting body working under the FASB, reached a revised consensus on EITF Issue No. 03-1, "The Meaning of Other than Temporary Impairment and its Application to Certain Investments." The revised consensus contained a model to be used in determining whether an investment is other-than-temporarily impaired and guidance on the recognition of other-than-temporary impairment. The other-than-temporary impairment evaluation and recognition guidance was to be effective on July 1, 2004. In September 2004, the FASB issued FASB Staff Position (FSP) EITF Issue No. 03-1-a, which delayed the effective date of the guidance in EITF Issue No. 03-1 related to the evaluation and recognition of impairment on investments. In September 2004, the FASB also issued a proposed FSP which would, if adopted, revise the other-than-temporary impairment guidance contained in EITF Issue No. 03-1. The FASB plans to issue final authoritative guidance on this topic in the fourth quarter of 2004.

When this occurs, the effect of this guidance on the Corporation's financial condition and results of operations, if any, will be determined.

On October 13, 2004, the FASB concluded that SFAS 123R, "Share-Based Payment", would be effective for public companies for interim or annual periods beginning after June 15, 2005. The share-based payment project would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. The FASB plans to issue a final statement on or around December 15, 2004. The Corporation has not yet determined the method or the timing of adoption, pending the issuance of the final statement.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

SUMMARY

The Corporation's net income was $14.3 million in the third quarter of 2004, down 1.2% from net income of $14.5 million in the third quarter of 2003. Earnings per share was $0.59 in the third quarter of 2004, down 3.3% from earnings per share of $0.61 in the third quarter of 2003.

Return on average assets in the third quarter of 2004 was 1.48%, compared to 1.60% in the third quarter of 2003. Return on average equity in the third quarter of 2004 was 12.0%, compared to 12.9% in the third quarter of 2003.

Total assets were $3.87 billion as of September 30, 2004, up $164 million, or 4.4%, from total assets of $3.71 billion as of December 31, 2003.

Total loans increased $125.2 million, or 5.0%, from December 31, 2003 to $2.61 billion as of September 30, 2004. The increase in total loans was primarily due to growth in commercial and commercial real estate loans. The growth in commercial and commercial real estate loans was due to an improved economic climate and increased emphasis by the Corporation on growing these loans in the Corporation's community bank market areas. The growth in loans slowed during the third quarter of 2004 as compared to the first half of the year, as the improvement in the economic climate in Michigan was slightly less in the third quarter of 2004, as compared to the prior six months. Total loans were up 0.7% in the third quarter of 2004 compared to 4.3% during the first six months of 2004.

Shareholders' equity increased $20.8 million, or 4.5%, from December 31, 2003 to $478.8 million as of September 30, 2004, or $19.99 per share, representing 12.4% of total assets. The increases were primarily attributable to retained net income, partially offset by a reduction in the net unrealized gain on investment securities classified as available for sale.

RESULTS OF OPERATIONS

Net Interest Income

The Corporation's net interest income in the third quarter of 2004 was $37.2 million, a $2.4 million, or 6.9%, increase from the $34.8 million recorded in the third quarter of 2003. The increase was primarily attributable to the acquisition of Caledonia in December 2003. The remainder of the increase in net interest income was attributable to the net interest spread earned on the Corporation's transaction entered into during the first quarter of 2004, whereby $150 million was borrowed from the Federal Home Loan Bank and invested in mortgage-backed securities. Net interest margin increased to 4.16% in the third quarter of 2004 from 4.12% in the third quarter of 2003. The increase in the net interest margin was attributable to a combination of a shift from investment securities to the loan portfolio and the three twenty-five basis point increases in the prime rate during the nine months ended September 30, 2004.

The Corporation's net interest income in the first nine months of 2004 was $110.4 million, a $5.5 million, or 5.2%, increase from the $104.9 million recorded in the first nine months of 2003. The increase was primarily attributable to the acquisition of Caledonia in December 2003. Net interest margin decreased to 4.12% in the first nine months of 2004 from 4.20% in the first nine months of 2003.

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

The provision for loan losses was $0.70 million in the third quarter of 2004 and $2.11 million in the first nine months of 2004, compared to $0.54 million in the third quarter of 2003 and $2.11 million in the first nine months of 2003. Net loan charge-offs were $0.62 million in the third quarter of 2004 and $1.66 million in the first nine months of 2004, compared to $0.61 million in the third quarter of 2003 and $2.37 million in the first nine months of 2003.

Noninterest Income

Noninterest income decreased $0.65 million, or 6.3%, in the third quarter of 2004, compared to the third quarter of 2003. The decrease was primarily due to lower mortgage banking revenue of $1.3 million. Mortgage banking sales volume was lower by $117 million during the third quarter of 2004 compared to the third quarter of 2003. The decrease in loans sold was primarily due to significantly lower loan refinance activity caused by increasing interest rates. The lower mortgage banking revenue was partially offset by higher service charges on deposit accounts of $0.8 million. The increase in service charge income was primarily attributable to higher levels of customer activity in areas where fees and service charges are applicable. Excluding the impact of Caledonia, noninterest income decreased $.91 million, or 8.8%, in the third quarter of 2004, compared to the third quarter of 2003.

Noninterest income decreased $0.08 million, or 0.3%, in the first nine months of 2004, compared to the first nine months of 2003. The slight decrease was due to a decrease in mortgage banking revenue of $2.9 million. Mortgage banking sales volume of $123 million during the first nine months of 2004 was $238 million lower, when compared to the first nine months of 2003. The decrease in loans sold was primarily due to a decrease in loan refinance activity caused by increasing interest rates. The decrease in mortgage banking revenue was almost entirely offset by an increase in service charges on deposit accounts of $1.95 million, trust services revenue of $0.42 million and investment securities gains of $0.35 million during the first nine months of 2004, compared to the first nine months of 2003. Excluding the impact of Caledonia, noninterest income decreased $0.73 million, or 2.5%, in the first nine months of 2004, compared to the first nine months of 2003.

Operating Expenses

Total operating expenses increased $1.8 million, or 7.9%, in the third quarter of 2004, compared to the third quarter of 2003. The increase in operating expenses attributable to the acquisition of Caledonia was approximately $1.1 million during the quarter ended September 30, 2004. Excluding the impact of Caledonia, operating expenses increased 3.1%, due primarily to higher employee benefit costs and occupancy expenses.

Total operating expenses increased $5.7 million, or 8.2%, in the first nine months of 2004, compared to the first nine months of 2003. The increase in operating expenses attributable to the acquisition of Caledonia was approximately $3.4 million during the first nine months of 2004. Excluding the impact of Caledonia, operating expenses increased 3.3%, due primarily to higher employee benefit costs, occupancy and equipment expenses.

Income Tax Expense

The Corporation's effective federal income tax rate was 33.7% in the third quarter of 2004 and 33.2% in the first nine months of 2004, compared to 33.6% in the third quarter of 2003 and 33.7% in the first nine months of 2003. The Corporation utilized a $0.53 million capital loss carryover deduction during the first quarter of 2004, applicable to the $0.61 million gain recognized on the sale of equity securities, which reduced federal income tax expense.

The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate primarily is a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense, other nondeductible expenses and tax credits.

BALANCE SHEET CHANGES

Total Assets

Total assets were $3.87 billion as of September 30, 2004, up $164 million, or 4.4%, from total assets of $3.71 billion as of December 31, 2003. The increase in total assets was primarily due to the Corporation borrowing $150 million in FHLB advances, which were invested in five and seven-year balloon mortgage-backed securities.

Loans

The Corporation's philosophy is such that it will not compromise on loan quality and generally does not make loans outside its banking markets to increase its loan portfolio. In addition, the Corporation generally does not participate in syndicated loans, which is a method utilized by many financial institutions to increase the size of their loan portfolios. The Corporation's loan portfolio is generally diversified geographically within the state of Michigan, as well as along industry lines and, therefore, the Corporation believes that its loan portfolio is reasonably sheltered from material adverse local economic impact.

Total loans as of September 30, 2004 were $2.61 billion, up $125 million or 5%, compared to $2.48 billion as of December 31, 2003.

Residential real estate loans increased $4.0 million, or 0.5%, from December 31, 2003 to $771.2 million as of September 30, 2004. Residential real estate loans represented 29.6% and 30.9% of the Corporation's loan portfolio as of September 30, 2004 and December 31, 2003, respectively. The Corporation's residential real estate loans primarily consist of one- to four-family residential loans with original terms of fifteen years or less. The loan-to-value ratio at time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance.

Real estate construction loans increased $3.3 million, or 2.4%, from December 31, 2003 to $141.5 million as of September 30, 2004. Real estate construction loans represented 5.4% and 5.6% of the Corporation's loan portfolio as of September 30, 2004 and December 31, 2003, respectively. Construction lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser of the property if it will not be owner-occupied. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market area, using conservative underwriting guidelines, and closely monitoring the construction process.

Commercial loans increased $70.0 million, or 17.3%, from December 31, 2003 to $476.0 million as of September 30, 2004. The increase in commercial loans was due to an improved economic climate and increased emphasis on this type of lending. Commercial loans represented 18.3% and 16.4% of the Corporation's loan portfolio as of September 30, 2004 and December 31, 2003, respectively.

Commercial real estate loans increased $41.1 million, or 6.5%, from December 31, 2003 to $669.9 million as of September 30, 2004. The increase in commercial loans was primarily due to an improved economic climate and increased emphasis on growing these loans in the Corporation's community bank market areas. Commercial real estate loans represented 25.7% and 25.3% of the Corporation's loan portfolio as of September 30, 2004 and December 31, 2003, respectively.

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

Consumer loans increased $6.8 million, or 1.3%, from December 31, 2003 to $547.9 million as of September 30, 2004. Consumer loans represented 21.0% and 21.8% of total loans as of September 30, 2004 and December 31, 2003, respectively.

Consumer loans generally have shorter terms than mortgage loans but generally involve more credit risk than one- to four-family residential lending because of the type and nature of the collateral. Collateral values, particularly those of automobiles, are negatively impacted by many factors, such as new car promotions, vehicle condition and economic conditions. Consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be negatively affected by adverse personal situations.

Nonperforming loans consist of loans which are past due as to principal or interest by 90 days or more and are still accruing interest, loans for which the accrual of interest has been discontinued, and other loans which have been restructured to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $11.7 million as of September 30, 2004 and $11.3 million as of December 31, 2003, and represented .45% and .46% of total loans, respectively. The increase in nonperforming loans was primarily due to an increase in loans past due 90 days or more.

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

Impaired loans totaled $3.7 million as of September 30, 2004 and $5.5 million as of December 31, 2003. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the allowance for loan losses allocated to impaired loans was $0.7 million of impaired loans at September 30, 2004 and $2.4 million at December 31, 2003. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from the estimates used on these loans.

The allowance for loan losses was $33.6 million at September 30, 2004 and represented 1.29% of total loans, compared to $33.2 million, or 1.34% of total loans at December 31, 2003.

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

The Corporation's total loan to deposit ratio as of September 30, 2004 and December 31, 2003 was 87.6% and 83.6%, respectively.

The Corporation has contractual obligations that require future cash payments. The most significant of these is FHLB borrowings. The following table shows scheduled principal reductions on FHLB advances (in thousands):

October 1, 2004 - December 31, 2004	$10,000
2005	122,390
2006	69,687
2007	10,000
2008	30,000
Thereafter	43,114
Total	$285,191

The Corporation increased its FHLB borrowings in January 2004 by $150 million. These borrowings primarily mature in 2005 and 2006. The Corporation has investment securities maturing during 2005 and 2006 that have been identified as available to fund the FHLB scheduled principal payments.

The FHLB borrowings are collateralized by a blanket lien on qualified one- to four-family residential mortgage loans. The carrying value of these mortgage loans was $703 million, which represented a total borrowing capacity based on existing collateral of $483 million as of September 30, 2004. Therefore, the Corporation's additional borrowing availability through the FHLB at September 30, 2004 under the blanket lien agreement was $198 million. The FHLB's willingness to lend up to the total borrowing capacity is contingent upon, but not limited to, the acceptability of the Corporation's three subsidiary banks' financial condition to the FHLB at the time of each credit request, as well as the Corporation's three subsidiary banks' compliance with all applicable collateral requirements, regulations, laws, and FHLB policies. The Corporation has the option to pledge additional qualified loans and investment securities to potentially create additional borrowing availability with the FHLB.

The Corporation has various commitments that may impact liquidity. The following table summarizes the Corporation's commitments and expected expiration dates by period at September 30, 2004. Since many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.

Commitments (in thousands)

	Expected Expiration Dates by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Unused commitments to extend credit	$280,185	$176,304	$13,317	$67,446	$23,118
Undisbursed loans	82,632	82,632	-	-	-
Standby letters of credit and financial guarantees	22,234	12,923	7,234	1,147	930
Total commitments	$385,051	$271,859	$20,551	$68,593	$24,048

CAPITAL RESOURCES

As of September 30, 2004, shareholders' equity was $478.8 million, compared to $458.0 million as of December 31, 2003, resulting in an increase of $20.8 million, or 4.5%. Shareholders' equity as a percentage of total assets was 12.4% as of both September 30, 2004 and December 31, 2003.

A statement of changes in shareholders' equity covering the nine-month periods ended September 30, 2004 and September 30, 2003 follows (in thousands):

	Nine Months Ended September 30
	2004	2003
Total shareholders' equity as of January 1	$458,049	$430,339
Comprehensive income:
Net income	42,281	42,153
Change in unrealized net gains on securities
available for sale, net of tax	(7,417)	(5,345)
Total comprehensive income	34,864	36,808
Cash dividends paid	(19,027)	(17,768)
Shares issued from stock option and other plans	4,942	776
Repurchase of shares	-	(1,511)
Total shareholders' equity as of end of period	$478,828	$448,644

The following table represents the Corporation's regulatory capital ratios as of September 30, 2004:

	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Chemical Financial Corporation-actual ratio	10.7%	15.8%	17.1%
Regulatory minimum ratio	3.0	4.0	8.0
Ratio considered "well capitalized" by regulatory agencies	5.0	6.0	10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at September 30, 2004 exceed the regulatory agencies ratios to be considered "well capitalized" partially due to the Corporation holding $220 million in investment securities and other assets which are assigned a 0% risk rating; $841 million in assets, primarily investment securities, which are assigned a 20% risk rating; and $917 million in residential real estate mortgages and other assets which are assigned a 50% risk rating. These three risk ratings (0%, 20% and 50%) represented 50% of the Corporation's total risk-based assets (including off-balance sheet items) as of September 30, 2004.

The following table shows stock repurchase activity by the Corporation during the periods indicated:

	Three Months Ended September 30
	2004	2003

Number of shares repurchased	3,882	13,914
Average price of shares repurchased	$35.83	$33.26

All of the shares included in the table above were repurchased by the Corporation from officers and employees in payment of the exercise price and/or required tax withholding upon the exercise of stock options.

The Corporation's latest stock repurchase program allows for the repurchase of up to 441,000 shares, of which 361,779 shares were available for future repurchase as of September 30, 2004.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained in the discussion regarding interest rate risk and sensitivity under the captions "Liquidity Risk" and "Interest Rate Risk" on pages 17 through 21 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2003 is herein incorporated by reference. Such Annual Report was previously filed as Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

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

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended September 30, 2004 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the purchases of equity securities by the Corporation during the periods indicated:

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2004	1,517	$36.29	-	361,779

August 1-31, 2004	-	-	-	361,779

September 1-30, 2004	2,365	35.54	-	361,779

Total	3,882	$35.83	-	361,779

* All shares purchased during the three months ended September 30, 2004 were in connection with employee stock option exercises.

ITEM 6.	EXHIBITS

Exhibits. The following exhibits are filed as part of this report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Bylaws.

31.1	Certification. Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMICAL FINANCIAL CORPORATION

Date: November 5, 2004	By: /s/ David B. Ramaker
David B. Ramaker Chief Executive Officer and President (Principal Executive Officer)

Date: November 5, 2004	By: /s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Bylaws.

31.1	Certification. Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.