Form 10-K
period 2004-12-31
CHEMICAL FINANCIAL CORP
filed 2005-03-15
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2004
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from __________ to __________.

Commission File Number 000-08185

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was $776,645,139.

The number of shares outstanding of the registrant's Common Stock, $1 par value, at March 7, 2005 was 25,184,252.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2004, are incorporated by reference in Parts I and II (Items 1 and 5-9A).
Portions of the registrant's definitive Proxy Statement for its April 18, 2005 annual shareholders' meeting are incorporated by reference in Part III (Items 10-14).

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Chemical Financial Corporation itself. Words such as "anticipates," "believes," "estimates," "judgment," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, certain statements under the subheadings "Liquidity Risk" and "Market Risk" in "Management's Discussion and Analysis" are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Chemical Financial Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I

Item 1.  Business.

Chemical Financial Corporation ("Chemical" or the "Corporation") is a multibank holding company registered under the Bank Holding Company Act of 1956, as amended, and incorporated in the State of Michigan. Chemical was organized under Michigan law in August 1973, and is headquartered in Midland, Michigan. Chemical was substantially inactive until June 30, 1974, when it acquired Chemical Bank and Trust Company ("CB&T"), pursuant to a reorganization in which the former shareholders of CB&T became shareholders of Chemical.

In addition to the acquisition of CB&T, the Corporation acquired nineteen community banks and thirteen branch bank offices through December 31, 2004. The Corporation has consolidated these acquisitions into three commercial bank subsidiaries. At December 31, 2004, the Corporation's three subsidiary banks were as follows: CB&T, headquartered in Midland, Michigan; Chemical Bank Shoreline, headquartered in Benton Harbor, Michigan; and Chemical Bank West, headquartered in the Grand Rapids, Michigan area.

The Corporation directly owns two non-bank subsidiaries: CFC Financial Services, Inc. and CFC Title Services, Inc.

CFC Financial Services, Inc. is an insurance subsidiary that operates under the assumed name of CFC Investment Centers (a provider of mutual funds and annuity products to customers). In December 2004, the Corporation sold its property and casualty agency book of business and discontinued the use of "Chemical Financial Insurance Agency" at that time. CFC Title Services, Inc. is an issuer of title insurance to buyers and sellers of residential and commercial mortgage properties, including properties subject to loan refinancing.

At December 31, 2004, Chemical was the fourth largest bank holding company headquartered in Michigan, measured by total assets, and together with its subsidiaries employed a total of 1,366 full-time equivalent employees.

Chemical's business is concentrated in a single industry segment - commercial banking. Chemical's subsidiaries offer a full range of commercial banking and fiduciary products and services. These include business and personal checking accounts, savings and individual retirement accounts, time deposit instruments, electronically accessed banking products, residential and commercial real estate financing, commercial lending, consumer financing, debit cards, safe deposit services, automated teller machines, access to insurance and investment products, money transfer services, corporate and personal trust services and other banking services.

The principal markets for these financial services are the communities within Michigan in which Chemical's subsidiaries are located and the areas surrounding these communities. As of December 31, 2004, Chemical and its subsidiaries served these markets through 132 banking offices and one loan production office across 32 counties, all in the lower peninsula of Michigan. In addition to the banking offices, the subsidiary banks operated 136 automated teller machines, both on- and off-bank premises, as of December 31, 2004.

Chemical's largest subsidiary bank is CB&T. CB&T represented 45% of total deposits and 38% of total loans of Chemical and its subsidiaries on a consolidated basis as of December 31, 2004. Chemical's bank subsidiaries' largest loan category is residential real estate mortgages. At December 31, 2004, residential real estate loans totaled $761 million, or 29.4% of consolidated total loans. Residential real estate loans decreased $6.4 million or 0.8% during 2004. The Corporation's general practice is to sell residential real estate loan originations with maturities of fifteen years and longer in the secondary market. The Corporation sold $153 million of long-term fixed rate residential real estate loans during 2004. This compares with $409 million and $501 million of residential real estate loans sold during 2003 and 2002, respectively. The decrease in loans sold in 2004 was attributable to the stabilization of long-term interest rates in 2004 and the resulting decline in residential loan refinancing volume. The Corporation realized growth in commercial and real estate commercial loans in 2004, as the focus over the past two years has been to increase such loans. Commercial loans increased $63 million, or 15.5%, and real estate commercial loans increased $69 million, or 11.0%, during 2004. Commercial and real estate commercial loans combined comprised 45.1%, 41.7% and 39.0% of consolidated total loans as of December 31, 2004, 2003 and 2002, respectively.

The principal sources of revenues for Chemical are interest and fees on loans, which accounted for 67% of total revenues in 2004, 65% of total revenues in 2003, and 63% of total revenues in 2002. Interest on investment securities is also a significant source of revenue, accounting for 15% of total revenues in 2004, 17% of total revenues in 2003 and 21% of total revenues in 2002. Chemical has no foreign loans, assets or activities. No material part of the business of Chemical or its subsidiaries is dependent upon a single customer or very few customers.

The business of banking is highly competitive. In addition to competition from other commercial banks, banks face significant competition from nonbank financial institutions. Savings associations and credit unions compete aggressively with commercial banks for deposits and loans, and credit unions and finance companies are particularly significant factors in the consumer loan market. Banks compete for deposits with a broad range of other types of investments, the most significant of which over the past few years have been mutual funds and annuities. Insurance companies and investment firms are also significant competitors for customer deposits. In response to this increased competition for customers' bank deposits, the Corporation's subsidiary banks, through CFC Investment Centers, offer a broad array of mutual funds, annuity products and market securities through an alliance with PrimeVest Financial Services. In addition, the Trust and Investment Management Services department (Trust Department) of CB&T offers customers a variety of investment products and services. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on loans and fees charged for services) and service (convenience and quality of services rendered to customers).

Banks and bank holding companies are extensively regulated. Chemical's subsidiary banks are all chartered by the State of Michigan and supervised, examined and regulated by the Michigan Office of Financial and Insurance Services. CB&T is a member of the Federal Reserve System and supervised, examined and regulated by the Federal Reserve System. The other two state non-member banks are supervised, examined and regulated by the Federal Deposit Insurance Corporation ("FDIC"). Deposits of Chemical's bank subsidiaries are insured by the FDIC to the extent provided by law. Chemical has elected to be regulated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") as a financial holding company under the Bank Holding Company Act of 1956.

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

The recapitalization of the Savings Association Insurance Fund ("SAIF") was accomplished through the enactment of The Deposit Insurance Funds Act of 1996 (the "Funds Act"). This legislation authorized the Financing Corporation ("FICO") to impose periodic assessments on depository institutions that are members of the BIF, in addition to institutions that are members of the SAIF. The purpose of these periodic assessments is to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until the change in the law, only SAIF-member institutions bore the cost of funding these interest payments. FDIC premiums, which consisted exclusively of the FICO assessment, were $0.44 million in 2004, $0.45 million in 2003 and $0.50 million in 2002.

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

Mergers, Acquisitions, Consolidations and Divestitures

The following is a summary of the business combinations and divestiture completed during the three-year period ended December 31, 2004.

On October 22, 2004, CB&T sold its branch bank office located in Frandor, Michigan to Republic Bank. The branch had total deposits of approximately $6 million as of the date of sale.

The Corporation acquired Caledonia Financial Corporation ("Caledonia"), a one-bank holding company headquartered in Caledonia, Michigan, on December 1, 2003. As of that date, Caledonia had total assets of $211 million, total loans of $184 million, total deposits of $171 million and shareholders' equity of $22.3 million. Shareholders of Caledonia received $39.00 cash for each share of Caledonia common stock in a taxable transaction. The total value of the transaction was approximately $56.8 million, of which $52.3 million was paid in cash and $4.5 million represented the value of stock options. The purchase price represented a premium over book value of $34.5 million. The acquisition was accounted for by the purchase method of accounting; therefore, the financial results of Caledonia's operations are included from the acquisition date, with no restatement of prior period amounts.

On June 24, 2004, the Corporation restructured Caledonia's bank subsidiary, the State Bank of Caledonia, into two of the Corporation's three existing bank subsidiaries. The State Bank of Caledonia's Kalamazoo branch became a part of Chemical Bank Shoreline, headquartered in Benton Harbor. The State Bank of Caledonia, including its remaining branches in Caledonia, Middleville and Dutton, merged into Chemical Bank West, headquartered in the Grand Rapids area.

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

The information under the following captions in the registrant's Annual Report to Shareholders for the year ended December 31, 2004, further describes the business of Chemical and is here incorporated by reference (tables are included under the caption "Management's Discussion and Analysis"):
Caption	Pages

Five-Year Summary of Selected Financial Data	2
Table 2. Average Balances, Tax Equivalent Interest and
Effective Yields and Rates	7
Table 3. Volume and Rate Variance Analysis	8
Table 4. Summary of Loans and Loan Loss Experience	10
Table 5. Comparison of Loan Maturities and Interest Sensitivity	11
Table 6. Nonperforming Assets	12
Table 7. Allocation of the Allowance For Loan Losses	15
Table 8. Maturities and Yields of Investment Securities
at December 31, 2004	19
Table 9. Summary of Investment Securities	19
Table 10. Maturity Analysis of Investment Securities	19
Management's Discussion and Analysis subheadings:
"Net Interest Income," "Loans," "Nonperforming
Assets," "Provision and Allowance For Loan Losses," "Liquidity Risk"
and "Market Risk"	7-23
Table 11. Maturity Distribution of Time Deposits of $100,000 or More	20
Table 12. Financial Obligations	21
Table 13. Commitments	21
Note C - Investment Securities	36-37
Note E - Loans	38-39

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

Item 2.  Properties.

The executive offices of Chemical, the main office of CB&T and CFC Financial Services, Inc. are located in a three story, approximately 74,000 square foot, office building in downtown Midland, which is 100% owned by CB&T. The Trust Department of CB&T is headquartered in a separate three story, approximately 35,000 square foot, office building in downtown, Midland, which is 100% owned by Chemical. The Trust Department currently uses approximately one-third of the available space in the building; the remainder is leased to unaffiliated businesses.

Chemical's subsidiary banks conduct business from a total of 132 banking offices and one loan production office as of December 31, 2004. These offices are located in the lower peninsula of Michigan. Of the total offices, 125 are owned by the subsidiary banks and 8 are leased from independent parties with remaining lease terms of 3 months to 10 years and 8 months. This leased property is considered insignificant.

Item 3.  Legal Proceedings.

Chemical's subsidiaries are parties, as plaintiff or defendant, to a number of legal proceedings, none of which are considered material, and all of which arose in the ordinary course of their operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Supplemental Item. Executive Officers of the Registrant.

Biographical information concerning Chemical's executive officers who are not directors or nominated for election to the Board of Directors, as of December 31, 2004, is presented below. Executive officer appointments are made or reaffirmed annually at the organizational meeting of the board of directors. At its regular meetings, the board of directors may also make other executive officer appointments.

Bruce M. Groom, age 63, is Executive Vice President and Senior Trust Officer of Chemical Bank and Trust Company. He joined Chemical Bank and Trust Company on April 29, 1985 as Senior Vice President and was promoted to Senior Trust Officer in May 1986, First Senior Vice President in January 2001 and Executive Vice President in February 2002. Mr. Groom is an attorney. Mr. Groom is a member of the Executive Management Committee of Chemical.

Lori A. Gwizdala, age 46, is Executive Vice President, Chief Financial Officer and Treasurer of Chemical. She joined Chemical as Controller on January 1, 1985 and was named Chief Financial Officer in May 1987, Senior Vice President in February 1991, Treasurer in April 1994 and Executive Vice President in January 2002. Ms. Gwizdala has served as a director of CFC Financial Services, Inc. and CFC Title Services, Inc. since 1997, and as a director of Chemical Bank West since January 2002. Ms. Gwizdala is a certified public accountant. Ms. Gwizdala is a member of the Executive Management Committee of Chemical.

Thomas W. Kohn, age 50, is President, Chief Executive Officer and a director of Chemical Bank West. Mr. Kohn became President of Chemical Bank Montcalm (merged into Chemical Bank West) in 1991 and President, Chief Executive Officer and a director of Chemical Bank West in January 2002. Mr. Kohn is a member of the Executive Management Committee of Chemical.

William C. Lauderbach, age 62, is Executive Vice President and Senior Investment Officer of Chemical Bank and Trust Company. He joined Chemical Bank and Trust Company as a Trust Officer on July 2, 1973, was promoted to Vice President and Trust Officer in March 1980, Investment Officer in January 1985, Senior Vice President in February 1991, First Senior Vice President in January 2001 and Executive Vice President in February 2002. Mr. Lauderbach is a member of the Executive Management Committee of Chemical.

James R. Milroy, age 44, is Executive Vice President and Chief Operating Officer of Chemical Financial Corporation. Mr. Milroy joined Shoreline Financial Corporation and Shoreline Bank in 1990 as Vice President and Comptroller. He was promoted to Senior Vice President and Comptroller in May 1993 and Executive Vice President and Comptroller in July 1997. Mr. Milroy was named President of Shoreline Financial Corporation in June 1999 and President and Chief Executive Officer of Chemical Bank Shoreline in January 2001. Mr. Milroy was named Executive Vice President and Chief Operating Officer of Chemical Financial Corporation in January 2002. Mr. Milroy became a director of Shoreline Bank in June 1999, and a director of CFC Financial Services, Inc. and CFC Title Services, Inc. in February 2002. Mr. Milroy is a member of the Executive Management Committee of Chemical.

John A. Reisner, age 59, is President, Chief Executive Officer and a director of Chemical Bank and Trust Company. Mr. Reisner joined the Chemical Financial organization in 1979 and has served in various senior management positions. Mr. Reisner served as President of Chemical Bank West for thirteen years prior to his appointment in January 2002 as President, Chief Executive Officer and a director of Chemical Bank and Trust Company. Mr. Reisner is a member of the Executive Management Committee of Chemical.

James E. Tomczyk, age 52, is President, Chief Executive Officer and a director of Chemical Bank Shoreline. Mr. Tomczyk joined Shoreline Bank in February 1999 as Executive Vice President of its Private Banking, Trust and Investment divisions and became Senior Executive Vice President of these divisions in October 2000. Mr. Tomczyk became President, Chief Executive Officer and a director of Chemical Bank Shoreline in January 2002. Mr. Tomczyk is a member of the Executive Management Committee of Chemical.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information under the heading "Market for Chemical Financial Corporation Common Stock and Related Shareholder Matters" on page 53 of the registrant's Annual Report to Shareholders for the year ended December 31, 2004, is here incorporated by reference. There were no issuer purchases of the Corporation's common stock during 2004.

Item 6.  Selected Financial Data.

The information under the caption "Five-Year Summary of Selected Financial Data" on page 2 and the subheading "Financial Highlights" of "Management's Discussion and Analysis" on pages 3 through 7 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 2004, is here incorporated by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information under the heading "Management's Discussion and Analysis" on pages 3 through 24 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 2004, is here incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information under the subheading "Liquidity Risk" on pages 18 through 20 (inclusive) and "Market Risk" on pages 22 through 23 (inclusive) of "Management's Discussion and Analysis" of the registrant's Annual Report to Shareholders for the year ended December 31, 2004, is here incorporated by reference.

Item 8.  Financial Statements and Supplementary Data.

The financial statements, notes, and independent registered public accounting firm's report on pages 25 through 52 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 2004, is here incorporated by reference.

The information under the caption "Supplemental Quarterly Financial Information (Unaudited)" on page 53 of the registrant's Annual Report to Shareholders for the year ended December 31, 2004, is here incorporated by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

The information under the subcaption "Management's Assessment of Internal Control Over Financial Reporting" on page 51 of the registrant's Annual Report to Shareholders for the year ended December 31, 2004, is here incorporated by reference.

The information under the subcaption "Report on Internal Control Over Financial Reporting" on page 52 of the registrant's Annual Report to Shareholders for the year ended December 31, 2004, is here incorporated by reference.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information set forth under the heading "Chemical Financial's Board of Directors and Nominees for Election as Directors" on pages 2 through 5 (inclusive) and the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 16 in the registrant's definitive Proxy Statement for its April 18, 2005 annual meeting of shareholders is here incorporated by reference.

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

Item 11.  Executive Compensation.

The information set forth under the heading "Executive Compensation" on pages 9 through 12 (inclusive) and the sub-heading "Compensation of Directors" on page 5 in the registrant's definitive Proxy Statement for its April 18, 2005 annual meeting of shareholders is here incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the heading "Ownership of Chemical Financial Common Stock" on pages 6 and 7 in the registrant's definitive Proxy Statement for its April 18, 2005 annual meeting of shareholders is here incorporated by reference.

The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2004:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	591,773	$31.51	173,718
Equity compensation plans not approved by security holders	34,242	$17.19	63,276
Total	626,015	$30.73	236,994

Equity compensation plans approved by security holders include the Chemical Financial Corporation 1987 Award and Stock Option Plan and the Stock Incentive Plan of 1997. These plans provide for awards of nonqualified stock options, incentive stock options, and/or stock appreciation rights, or a combination thereof.

The 1997 plan was approved by the shareholders at the April 21, 1997 annual meeting of shareholders. At the April 20, 1992 annual meeting of shareholders, the shareholders voted to increase the authorized shares issuable under the 1987 plan by 100,000 shares and extend the plan to April 20, 1997. Key employees of the Corporation and its subsidiaries, as the Compensation Committee of the board of directors may select from time to time, are eligible to receive awards under the 1997 plan. No employee of the Corporation may receive any awards under the 1997 plan while the employee is a member of the Compensation Committee. No new awards may be made under the 1987 plan or the Shoreline Plan. New awards for up to 173,718 shares may be made under the 1997 plan.

The plans provide that the option price of incentive stock options awarded shall not be less than the fair market value of the Corporation's common stock on the date of grant. Historically, options granted under the plans become exercisable from one to five years from the date of grant, at the discretion of the Compensation Committee, and expire not later than ten years and one day after the date of grant. Options granted may be designated nonqualified stock options or incentive stock options. Options granted may include stock appreciation rights that entitle the recipient to receive cash or a number of shares of common stock without payment to the Corporation that have a market value equal to the difference between the option price and the market price of the total number of shares awarded under the option at the time of exercise of the stock appreciation right. The plans provide, at the discretion of the Compensation Committee, that payment for exercise of an option may be made in the form of shares of the Corporation's common stock having a fair market value equal to the exercise price of the option at the time of exercise, or in cash. The plans also provide for the payment of the required tax withholding generated upon the exercise of a nonqualified stock option in the form of shares of the Corporation's common stock having a fair market value equal to the amount of the required tax withholding at the time of exercise, upon prior approval and at the discretion of the Compensation Committee.

Equity compensation plans not approved by security holders consists of the Stock Option Plan For Option Holders of Caledonia Financial Corporation ("Caledonia Financial Plan"), the Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors (the "Stock Purchase Plan") and the Chemical Financial Corporation Stock Option Plan for Holders of Shoreline Financial Corporation (the "Shoreline Plan").

Options outstanding under the Caledonia Financial Plan consist of remaining stock options under the Caledonia Financial Corporation 1998 Stock Option Plan, the Caledonia Financial Corporation 2000 Stock Option Plan, the Caledonia Financial Corporation 2002 Stock Option Plan, and certain Nonstatutory Stock Option Agreements between Caledonia Financial Corporation and its directors (collectively, the "Caledonia Plans"). Pursuant to the terms of the merger agreement between Chemical and Caledonia, Chemical agreed to honor unexercised options under the Caledonia Plans according to their terms, as amended by the merger agreement. Options granted under the Caledonia Financial Plan are either nonqualified stock options or incentive stock options and were awarded at the fair market value of Caledonia's common stock on the date of grant. There are no further options available for grant under the Caledonia Financial Plan. Payment for exercise of an option at the time of exercise may be made in the form of shares of the Corporation's common stock having a fair market value equal to the exercise price of the option at the time of exercise, or in cash. As of December 31, 2004, there were options outstanding under the Caledonia Plans for 20,149 shares of common stock with a weighted average exercise price of $16.22 per share.

The Stock Purchase Plan became effective on March 25, 2002 and was designed to provide non-employee directors of the Corporation's subsidiaries and community banks, who are neither directors nor employees of the Corporation, the option of receiving their fees in the Corporation's stock. The Stock Purchase Plan provides for a maximum of 75,000 shares of the Corporation's common stock, subject to adjustments for certain changes in the capital structure of the Corporation as defined in the Stock Purchase Plan, to be available under the Stock Purchase Plan. Subsidiary directors and community bank directors, who elect to participate in the Stock Purchase Plan, may elect to contribute to the Stock Purchase Plan fifty percent or one hundred percent of their board of director fees and/or fifty percent or one hundred percent of their director committee fees, earned as directors or community bank directors of the Corporation's subsidiaries. Contributions to the Stock Purchase Plan are made by the Corporation's subsidiaries on behalf of each electing participant. Stock Purchase Plan participants may terminate their participation in the Stock Purchase Plan, at any time, by written notice of withdrawal to the Corporation. Participants will cease to be eligible to participate in the Stock Purchase Plan when they cease to serve as directors or community bank directors of subsidiaries of the Corporation. Shares are distributed to participants annually. As of December 31, 2004, there were 63,276 shares of the Corporation's common stock available for future issuance under the Stock Purchase Plan.

Options granted under the Shoreline Plan are incentive stock options and were awarded at the fair market value of Shoreline's common stock on the date of grant. Payment for exercise of an option at the time of exercise may be made in the form of shares of the Corporation's common stock having a fair market value equal to the exercise price of the option at the time of exercise, or in cash. There are no further stock options available for grant under the Shoreline Plan. As of December 31, 2004, there were options outstanding under the Shoreline Plan for 14,093 shares of common stock with a weighted average exercise price of $18.59 per share.

Item 13.  Certain Relationships and Related Transactions.

The information set forth under the subheading "Certain Relationships and Related Transactions" on page 16 in the registrant's definitive Proxy Statement for its April 18, 2005 annual meeting of shareholders is here incorporated by reference.

Item 14.  Principal Accountant Fees and Services.

The information set forth under the subheading "Independent Registered Public Accounting Firm" on page 16 and the subheading "Committees of the Board of Directors" on page 4 of the registrant's definitive Proxy Statement for its April 18, 2005 annual meeting of shareholders is here incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

          (a)          (1)          Financial Statements. The following financial statements and independent auditors' report of Chemical Financial Corporation and its subsidiaries are filed as part of this report:

Consolidated Statements of Financial Position-December 31, 2004 and 2003
Consolidated Statements of Income for each of the three years in the period ended December 31, 2004
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004
Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2004
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm dated March 15, 2005.

The financial statements, the notes to financial statements, and the independent registered public accounting firm's report listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2004.

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

3.2

Restated Bylaws. Previously filed as Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission on November 5, 2004. Here incorporated by reference.

4

Long-Term Debt. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant's total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term debt to the Securities and Exchange Commission upon request.

10.1	Chemical Financial Corporation Stock Incentive Plan of 1997 and Underlying Agreements.*

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

10.4

Chemical Financial Corporation Supplemental Pension Plan.* Previously filed as Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 12, 2004. Here incorporated by reference.

10.5

Restated Aloysius J. Oliver Retirement Agreement.* Previously filed as Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 12, 2004. Here incorporated by reference.

10.6

Chemical Financial Corporation Stock Option Plan for Holders of Shoreline Financial Corporation.* Previously filed as Exhibit 4.3 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

10.7

Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors.* Previously filed as Exhibit 4.3 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 25, 2002. Here incorporated by reference.

Number	Exhibit

10.8

Chemical Financial Corporation Stock Option Plan for Option Holders of Caledonia Financial Corporation. Previously filed as Exhibits 4.3 through 4.7 to the registrant's Registration Statement on Form S-8 filed with the Commission on December 4, 2003. Here incorporated by reference.

11	Computation of Per Share Earnings.

13	2004 Annual Report to Shareholders.

21	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. §1350.

99.1	Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors Audited Financial Statements and Notes.

____________________________

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
CHEMICAL FINANCIAL CORPORATION

March 15, 2005	s/ David B. Ramaker
David B. Ramaker President and Chief Executive Officer (Principal Executive Officer)

March 15, 2005	s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
March 15, 2005	s/ David B. Ramaker
David B. Ramaker President and Chief Executive Officer and Director (Principal Executive Officer)

March ___, 2005
Gary E. Anderson Director

March 15, 2005	*s/ J. Daniel Bernson
J. Daniel Bernson Director

March 15, 2005	*s/ Nancy Bowman
Nancy Bowman Director

March 15, 2005	*s/ James A. Currie
James A. Currie Director

March 15, 2005	*s/ Michael L. Dow
Michael L. Dow Director

March 15, 2005	s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

March 15, 2005	*s/Thomas T. Huff
Thomas T. Huff Director

March 15, 2005	*s/ Terence F. Moore
Terence F. Moore Director

March 15, 2005	*s/ Aloysius J. Oliver
Aloysius J. Oliver Director

March 15, 2005	*s/ Frank P. Popoff
Frank P. Popoff Chairman of the Board and Director

March 15, 2005	*s/ Dan L. Smith
Dan L. Smith Director

March ___, 2005
William S. Stavropoulos Director

*By	s/ Lori A. Gwizdala
Lori A. Gwizdala Attorney-in-Fact

EXHIBIT INDEX
Number	Exhibit

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2

Restated Bylaws. Previously filed as Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission on November 5, 2004. Here incorporated by reference.

4

Long-Term Debt. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant's total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term debt to the Securities and Exchange Commission upon request.

10.1	Chemical Financial Corporation Stock Incentive Plan of 1997 and Underlying Agreements.*

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

10.4

Chemical Financial Corporation Supplemental Pension Plan.* Previously filed as Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 12, 2004. Here incorporated by reference.

10.5

Restated Aloysius J. Oliver Retirement Agreement.* Previously filed as Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 12, 2004. Here incorporated by reference.

10.6

Chemical Financial Corporation Stock Option Plan for Holders of Shoreline Financial Corporation.* Previously filed as Exhibit 4.3 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

10.7

Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors.* Previously filed as Exhibit 4.3 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 25, 2002. Here incorporated by reference.

10.8

Chemical Financial Corporation Stock Option Plan for Option Holders of Caledonia Financial Corporation. Previously filed as Exhibits 4.3 through 4.7 to the registrant's Registration Statement on Form S-8 filed with the Commission on December 4, 2003. Here incorporated by reference.

11	Computation of Per Share Earnings.

13	2004 Annual Report to Shareholders.

21	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

Number	Exhibit

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. §1350.

99.1	Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors Audited Financial Statements and Notes.

__________________________

*  These agreements are management contracts or compensation plans or arrangements required to be filed as Exhibits to this Form 10-K.