Form 10-Q
period 2005-03-31
CHEMICAL FINANCIAL CORP
filed 2005-05-09
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

333 East Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

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

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of April 25, 2005, was 25,192,178 shares.

INDEX

CHEMICAL FINANCIAL CORPORATION
FORM 10-Q

		Page

FORWARD-LOOKING STATEMENTS		3

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2004)	4

	Consolidated Statements of Income for the Three Months Ended March 31, 2005 and March 31, 2004	4

	Consolidated Statements of Financial Position as of March 31, 2005, December 31, 2004, and March 31, 2004	5

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and March 31, 2004	6

	Notes to Consolidated Financial Statements	7-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	28

SIGNATURES		29

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

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31
	2005	2004
	(In thousands, except per share amounts)
INTEREST INCOME
Interest and fees on loans	$38,811	$37,478
Interest on investment securities:
Taxable	7,781	8,876
Tax-exempt	490	565
Total interest on investment securities	8,271	9,441
Interest on federal funds sold	653	201
Interest on deposits with banks	225	65
TOTAL INTEREST INCOME	47,960	47,185
INTEREST EXPENSE
Interest on deposits	9,193	7,691
Interest on other borrowings - short-term	348	96
Interest on Federal Home Loan Bank (FHLB) borrowings	2,472	2,576
TOTAL INTEREST EXPENSE	12,013	10,363
NET INTEREST INCOME	35,947	36,822
Provision for loan losses	730	746
NET INTEREST INCOME after provision for loan losses	35,217	36,076
NONINTEREST INCOME
Service charges on deposit accounts	4,716	4,554
Trust and investment management services revenue	2,017	1,909
Other charges and fees for customer services	1,688	1,548
Mortgage banking revenue	489	780
Investment securities gains	1,089	983
Other	181	188
TOTAL NONINTEREST INCOME	10,180	9,962
OPERATING EXPENSES
Salaries, wages and employee benefits	14,580	14,801
Occupancy	2,441	2,459
Equipment	2,315	2,385
Other	5,647	5,515
TOTAL OPERATING EXPENSES	24,983	25,160
INCOME BEFORE INCOME TAXES	20,414	20,878
Federal income taxes	6,910	6,759
NET INCOME	$13,504	$14,119

NET INCOME PER SHARE (Basic)	$0.54	$0.56
(Diluted)	$0.53	$0.56
Cash dividends per share	$0.265	$0.252

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Position (In thousands, except par value)

	March 31, 2005	December 31, 2004	March 31, 2004
	(Unaudited)		(Unaudited)

ASSETS
Cash and demand deposits due from banks	$94,135	$106,565	$106,610
Federal funds sold	51,500	34,500	75,400
Interest bearing deposits with banks	37,151	5,869	27,854
Investment securities:
Available for sale (at estimated fair value)	740,738	716,757	840,957
Held to maturity (estimated fair value - $159,103 at 3/31/05, $177,587 at 12/31/04 and $174,133 at 03/31/04)	159,467	176,517	169,742
Total investment securities	900,205	893,274	1,010,699
Loans:
Commercial	480,553	468,970	444,229
Real estate construction	122,951	120,900	148,592
Real estate commercial	696,018	697,779	640,292
Real estate residential	756,468	760,834	773,195
Consumer	520,800	537,102	542,811
Total loans	2,576,790	2,585,585	2,549,119
Less: Allowance for loan losses	34,171	34,166	33,494
Net loans	2,542,619	2,551,419	2,515,625
Premises and equipment	46,671	47,577	48,669
Intangible assets	73,728	74,421	76,141
Other assets	50,881	50,500	49,574
TOTAL ASSETS	$3,796,890	$3,764,125	$3,910,572

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$525,272	$555,287	$502,147
Interest-bearing	2,402,675	2,308,186	2,515,476
Total deposits	2,927,947	2,863,473	3,017,623
Other borrowings - short-term	94,445	101,834	92,002
Interest payable and other liabilities	33,828	28,986	38,940
FHLB borrowings	253,979	284,996	292,210
Total liabilities	3,310,199	3,279,289	3,440,775
Shareholders' equity:
Common stock, $1 par value:
Authorized - 30,000 shares
Issued and outstanding - 25,185 shares at 3/31/05 25,169 shares at 12/31/04 and 25,128 shares at 3/31/04	25,185	25,169	25,128
Surplus	379,149	378,694	331,868
Retained earnings	87,096	80,266	102,530
Accumulated other comprehensive income/(loss)	(4,739)	707	10,271
Total shareholders' equity	486,691	484,836	469,797
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$3,796,890	$3,764,125	$3,910,572

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,504	$14,119
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	730	746
Gains on sales of loans	(270)	(481)
Proceeds from loan sales	19,420	37,997
Loans originated for sale	(23,364)	(37,747)
Investment securities gains	(1,089)	(983)
Depreciation of fixed assets	1,554	1,762
Amortization of intangible assets	800	851
Net amortization of investment securities	1,433	2,519
Mortgage servicing rights impairment recovery	-	(100)
Net decrease in interest receivable and other assets	4,131	2,638
Net increase in interest payable and other liabilities	4,994	4,133
Net Cash Provided by Operating Activities	21,843	25,454

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from maturities, calls and principal reductions	59,840	44,037
Proceeds from sales	57,119	54,827
Purchases	(149,522)	(213,267)
Securities held to maturity:
Proceeds from maturities, calls and principal reductions	36,540	31,511
Purchases	(19,693)	(8,198)
Net decrease (increase) in loans	10,593	(69,765)
Purchases of premises and equipment, net	(648)	(815)
Net Cash Used in Investing Activities	(5,771)	(161,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts and
savings accounts	(17,514)	58,478
Net increase (decrease) in certificates of deposit and other time deposits	81,988	(8,091)
Net increase (decrease) in other borrowings - short-term	(7,389)	478
Increase in FHLB borrowings	-	150,000
Repayments of FHLB borrowings	(31,017)	(13,163)
Cash dividends paid	(6,674)	(6,338)
Proceeds from directors' stock purchase plan	231	219
Proceeds from exercise of stock options	155	2,306
Net Cash Provided by Financing Activities	19,780	183,889

Net Increase in Cash and Cash Equivalents	35,852	47,673
Cash and cash equivalents at beginning of year	146,934	162,191
Cash and Cash Equivalents at End of Period	$182,786	$209,864

Supplemental disclosure of cash flow information:
Interest paid on deposits, other borrowings - short-term and FHLB borrowings	$11,716	$10,196
Loans transferred to other real estate and repossessed assets	$1,691	$1,721

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2005

NOTE A:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (the "Corporation") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

Certain prior year amounts have been reclassified to place them on a basis comparable with the current period's financial statements. Such reclassifications had no impact on net income or shareholders' equity.

Income Taxes

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

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2005

Earnings Per Share (continued)

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per share computations:

	Three Months Ended March 31
	2005	2004
	(In thousands)

Numerator for both basic and diluted earnings per share, net income	$ 13,504	$ 14,119

Denominator for basic earnings per share,
average outstanding common shares	25,183	25,086
Potential dilutive shares resulting from employee stock options	64	99
Denominator for diluted earnings per share	25,247	25,185

Equity

In April of 2005, the Corporation's Board of Directors authorized management to purchase up to 500,000 shares of the Corporation's common stock. The repurchased shares will be available for later reissue in connection with potential future stock dividends, the Corporation's dividend reinvestment plan, employee benefit plans and other general purposes. This new authorization replaced all prior share repurchase authorizations.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2005

Comprehensive Income

The components of comprehensive income, net of related tax, for the three months ended March 31, 2005 and 2004 are as follows (in thousands of dollars):

	Three Months Ended March 31
	2005	2004
Net income	$13,504	$14,119

Net unrealized gains (losses)
on securities available for sale,
net of tax benefit (expense) of
$2,552 at 3/31/05 and $(98) at 3/31/04	(4,739)	182
Reclassification adjustment
for realized net gains
included in net income,
net of tax expense of $381
at 3/31/05 and $344 at 3/31/04	(707)	(639)
Comprehensive income	$8,058	$13,662

The components of accumulated other comprehensive income, net of related tax, at March 31, 2005, December 31, 2004 and March 31, 2004 are as follows (in thousands of dollars):

	March 31, 2005	December 31, 2004	March 31, 2004
Net unrealized gains (losses) on investment securities
available for sale (net of related tax benefit (expense) of $2,552 at 3/31/05, $(381) at 12/31/04 and $(5,531) at 3/31/04)	$ (4,739)	$ 707	$ 10,271

Operating Segment

Under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," it is management's opinion that the Corporation operates in a single operating segment - commercial banking. The Corporation is a

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2005

Operating Segment (continued)

bank holding company that operates three commercial banks, a title insurance company and an insurance subsidiary, each as a separate subsidiary of the Corporation, as of March 31, 2005. The Corporation's commercial bank subsidiaries operate as community banks and offer a full range of commercial banking and fiduciary products and services to the residents and business customers in their geographical market areas. The products and services offered by the commercial bank subsidiaries are generally consistent throughout the Corporation. Each of the Corporation's commercial bank subsidiaries operates within the State of Michigan. The marketing of products and services throughout the Corporation's subsidiary banks is generally uniform, as many of the markets served by the subsidiaries overlap. The distribution of products and services is uniform throughout the Corporation's commercial bank subsidiaries and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products. The commercial bank subsidiaries are state-chartered commercial banks and operate under the same banking regulations.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2005

Goodwill

The Corporation tested goodwill for impairment as of September 30, 2004. Based on these test results, the Corporation determined that there was no impairment of goodwill as of September 30, 2004. Goodwill was $63.3 million at March 31, 2005 and at March 31, 2004.

Other

The Corporation and its subsidiary banks are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated income or financial position of the Corporation.

NOTE B:  LOANS AND NONPERFORMING ASSETS

The following summarizes loans and nonperforming assets at the dates indicated (in thousands of dollars):

	March 31, 2005	December 31, 2004	March 31, 2004
Loans:
Commercial	$480,553	$468,970	$444,229
Real estate construction	122,951	120,900	148,592
Real estate commercial	696,018	697,779	640,292
Real estate residential	756,468	760,834	773,195
Consumer	520,800	537,102	542,811
Total Loans	$2,576,790	$2,585,585	$2,549,119

Nonperforming Assets:
Nonaccrual loans	$7,823	$8,397	$5,317
Loans 90 days or more past due and
still accruing interest	2,914	1,653	6,559
Total Nonperforming Loans	10,737	10,050	11,876
Repossessed assets acquired (1)	6,544	6,799	6,294
Total Nonperforming Assets	$17,281	$16,849	$18,170

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure, and other property held for sale.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2005

NOTE C:  ALLOWANCE FOR LOAN LOSSES

The following summarizes the changes in the allowance for loan losses (in thousands of dollars):

	Three Months Ended March 31
	2005	2004
Allowance for Loan Losses
Balance as of January 1	$ 34,166	$ 33,179
Provision for loan losses	730	746

Gross loans charged off	(857)	(945)
Gross recoveries of loans previously charged off	132	514
Net loans charged off	(725)	(431)
Balance as of end of period	$ 34,171	$ 33,494

The Corporation considers all nonaccrual commercial and commercial real estate loans to be impaired loans. Impaired loans as of March 31, 2005, December 31, 2004, and March 31, 2004, were $4.3 million, $4.6 million and $4.2 million, respectively. The allowance for impaired loans was $1.1 million, $0.4 million and $1.9 million as of March 31, 2005, December 31, 2004, and March 31, 2004, respectively.

NOTE D:  ACQUIRED INTANGIBLE ASSETS

The following table sets forth the carrying amount, accumulated amortization and amortization expense of acquired intangible assets (in thousands):

	March 31, 2005		December 31, 2004			March 31, 2004
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Other Reduction	Carrying Amount	Accumulated Amortization
Core deposit
intangibles	$6,962	$12,307	$7,507	$11,762	$ 0	$8,991	$10,278
Other	362	503	424	356	85	732	133

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2005

NOTE D:  ACQUIRED INTANGIBLE ASSETS (continued)

Amortization expense for the:

Quarter ended March 31, 2005	$ 607

Quarter ended March 31, 2004	566

Year ended December 31, 2004	2,273

Estimated amortization expense for the years ending December 31:

2005	$2,181
2006	1,886
2007	1,635
2008	1,292
2009 and thereafter	936

NOTE E:  STOCK OPTIONS

The Corporation periodically grants stock options for a fixed number of shares with an exercise price equal to the market value of the shares on the date of grant. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Corporation accounts for stock option grants under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, because the exercise prices of the Corporation's stock options equal the market prices of the underlying stock at the dates of grant, no compensation expense is recognized at the date of grant.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2005

NOTE E:  STOCK OPTIONS (continued)

If the Corporation had elected to recognize compensation cost in the three months ended March 31, 2005 and 2004, based on the fair value of the options granted at the grant dates, net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended March 31
	2005	2004

Net income - as reported	$13,504	$14,119
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards,
net of related tax effects	(262)	(131)
Net income - pro forma	$13,242	$13,988

Basic earnings per share - as reported	$0.54	$0.56
Basic earnings per share - pro forma	0.53	0.56
Diluted earnings per share - as reported	0.53	0.56
Diluted earnings per share - pro forma	0.52	0.56

NOTE F:  FINANCIAL GUARANTEES

In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer's creditworthiness. At March 31, 2005, the Corporation had $25.0 million of outstanding financial and performance standby letters of credit which expire in five years or less. The majority of these standby letters of credit are collateralized. The amount of a potential liability arising from these standby letters of credit is considered immaterial to the financial statements as a whole.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2005

NOTE G:  EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the Corporation's qualified pension plan and non-qualified postretirement benefit plan are as follows:

(in thousands)	Defined Benefit Pension Plan		Postretirement Benefit Plan
Three Months Ended March 31,	2005	2004	2005	2004

Service cost	$1,220	$1,086	$-	$7
Interest cost	1,068	1,034	71	79
Expected return on plan assets	(1,461)	(1,356)	-	-
Amortization of prior service cost	(6)	(9)	(81)	(81)
Amortization of unrecognized net loss	118	94	17	81
Net periodic benefit cost	$939	$849	$7	$86

For further information on the Corporation's employee benefit plans, refer to Note H to the consolidated financial statements incorporated in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE H:  PENDING ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force (EITF), a standard setting body working under the Financial Accounting Standards Board (FASB), reached a revised consensus on EITF Issue No. 03-1, "The Meaning of Other than Temporary Impairment and its Application to Certain Investments." The revised consensus contained a model to be used in determining whether an investment is other-than-temporarily impaired and guidance on the recognition of other-than-temporary impairment. The other-than-temporary impairment evaluation and recognition guidance was to be effective on July 1, 2004. In September 2004, the FASB issued FASB Staff Position (FSP), EITF Issue No. 03-1-a, which delayed the effective date of the guidance in EITF Issue No. 03-1 related to the evaluation and recognition of impairment on investments. In September 2004, the FASB also issued a proposed FSP which would, if adopted, revise the other-than-temporary impairment guidance contained in EITF Issue No. 03-1. The FASB had not issued final authoritative guidance on this topic at March 31, 2005. When this occurs, the effect of this guidance on the Corporation's financial condition and results of operations, if any, will be determined.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2005

NOTE H:  PENDING ACCOUNTING PRONOUNCEMENTS (continued)

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" (SFAS No. 123(R)), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

On April 14, 2005, the SEC deferred the required implementation date for SFAS No. 123(R) to the beginning of the first fiscal year beginning after June 15, 2005. The Corporation expects to adopt SFAS No. 123(R) on January 1, 2006.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1.

    A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.

    A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously disclosed under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As of March 31, 2005, the Corporation had not determined the method or assumptions that it will use to adopt SFAS No. 123(R) on January 1, 2006.

As permitted by SFAS No. 123, the Corporation currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, does not recognize compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have an impact on the Corporation's consolidated results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Corporation adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2005

NOTE H:  PENDING ACCOUNTING PRONOUNCEMENTS (continued)

pro forma net income and earnings per share in Note O to the annual consolidated financial statements and Note E herein. SFAS No. 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Corporation cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior annual periods for such excess tax deductions were $609,000, $504,000, and $56,000 in the years ended December 31, 2004, 2003 and 2002, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

SUMMARY

The Corporation's net income was $13.5 million in the first quarter of 2005, down 4.4% from net income of $14.1 million in the first quarter of 2004. Diluted earnings per share were $0.53 in the first quarter of 2005, down 5.4% from diluted earnings per share of $0.56 in the first quarter of 2004.

Return on average assets in the first quarter of 2005 was 1.43%, compared to 1.46% in the first quarter of 2004. Return on average equity in the first quarter of 2005 was 11.2%, compared to 12.3% in the first quarter of 2004.

Total assets were $3.80 billion as of March 31, 2005, up $32.8 million, or 0.9%, from total assets of $3.76 billion as of December 31, 2004.

Total loans decreased $8.8 million, or 0.3%, from December 31, 2004 to $2.58 billion as of March 31, 2005. The decrease in total loans was primarily due to a decline in consumer and real estate loans, excluding real estate construction loans.

Shareholders' equity increased $1.9 million, or 0.4%, from December 31, 2004 to $486.7 million as of March 31, 2005, or $19.32 per share, representing 12.8% of total assets. The increase was primarily attributable to retained net income offset by a change in the net unrealized gain on investment securities classified as available for sale to a net unrealized loss.

RESULTS OF OPERATIONS

Net Interest Income

The Corporation's net interest income in the first quarter of 2005 was $35.9 million, a $0.9 million or 2.4% decrease from the $36.8 million recorded in the first quarter of 2004. The decrease was primarily attributable to an increase in interest rates paid on deposits that more than offset the increase in the interest earned on the Corporation's interest-earning assets, and a slight decrease in average interest-earning assets. The average interest cost of deposits increased 34 basis points, while the average yield on interest-earning assets increased 20 basis points, between the first quarter of 2004 and the first quarter of 2005. The average cost of deposits was 1.57% in the first quarter of 2005, compared to 1.23% in the first quarter of 2004. In comparison, the average yield on interest-earning assets was 5.47% in the first quarter of 2005, compared to 5.27% in the first quarter of 2004. Average interest-earning assets of $3.586 billion in the first quarter of 2005 were down $48.1 million or 1.32% from the first quarter of 2004. The decrease primarily resulted from a decrease in total deposits, including brokered deposits. The net interest margin was 4.11% in the first quarter of 2005, compared to 4.12% in the first quarter of 2004 and 4.18% in the fourth quarter of 2004.

The Corporation's net interest income in the first quarter of 2005 was $1.3 million or 3.5% lower than in the fourth quarter of 2004, as the Corporation's balance sheet became liability sensitive during the first quarter of 2005. Short-term interest rates rose steadily during the nine months ended March 31, 2005, with the Federal Open Market Committee raising the federal funds rate seven times, or one hundred and seventy-five basis points, during this period. The majority of the Corporation's deposits have no defined maturity and reprice at management's discretion. However, the Corporation must increase interest rates on these deposits in a rising interest rate environment to remain competitive within its markets. Competition remains strong for customer deposit accounts and, with short-term interest rates expected to increase throughout the remainder of 2005, the Corporation anticipates a continued gradual increase in the average cost of its deposit liabilities. In addition, the economy in the State of Michigan, particularly in the smaller markets serviced by the Corporation, slowed during the second half of 2004 and did not rebound during the first quarter of 2005. The sluggish economy during the first quarter of 2005 hampered the Corporation's ability to increase its loan portfolio and its efforts to increase pricing on new fixed rate loans in line with the overall increase in market interest rates. These items, coupled with rising deposit interest rates, resulted in a reduction in net interest income during the first quarter of 2005, compared to both the first and fourth quarters of 2004. The Corporation's ability to increase net interest income during the remainder of 2005 will be contingent on a number of factors, including but not limited to, the shape of the interest yield curve, the state of the economic climate in the markets that the Corporation serves, the degree of competition from other financial institutions for both loan customers and deposit accounts and the Corporation's ability to attract new customers to its subsidiary banks from competitor financial institutions.

Provision for Loan Losses

The provision for loan losses ("provision") is the amount added to the allowance for loan losses ("allowance") to absorb loan losses in the loan portfolio. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the remainder of the loan portfolio but that have not been specifically identified. The allowance is comprised of specific allowances (assessed for loans that have known credit weaknesses), general allowances based on assigned risk ratings and an unallocated allowance for imprecision in the subjective nature of the specific and general allowance methodology. Management evaluates the allowance on a quarterly basis to ensure the level is adequate to absorb losses inherent in the loan portfolio. This evaluation is based on a review of the loan portfolio, both individually and by category, and includes consideration of changes in the mix and volume of the loan portfolio, actual loan loss experience, the financial condition of the borrowers, industry and geographical exposures within the portfolio, economic conditions and employment levels of the Corporation's local markets, and other factors affecting business sectors.

The provision for loan losses was $0.73 million in the first quarter of 2005 and $0.75 million in the first quarter of 2004. Net loan charge-offs were $0.73 million in the first quarter of 2005 and $0.43 million in the first quarter of 2004.

Noninterest Income

Noninterest income increased $0.22 million, or 2.2%, in the first quarter of 2005, compared to the first quarter of 2004. The Corporation experienced slight increases in a number of noninterest income categories, including trust and investment management services revenue, service charges on deposit accounts, ATM and debit card revenue, and investment securities gains. These increases were mostly offset by a continued reduction in mortgage banking revenue and related title insurance agency commissions. Investment securities gains of $1.09 million in the first quarter of 2005 included $0.85 million attributable to the sale of one common stock equity security owned by the parent company. Investment securities gains of $0.98 million in the first quarter of 2004 included $0.61 million of investment securities gains attributable to the sale of common stock equity securities owned by the parent company. The parent company did not hold any remaining common stock equity securities as of March 31, 2005.

Operating Expenses

Total operating expenses decreased $0.18 million, or 0.7%, in the first quarter of 2005, compared to the first quarter of 2004. The Corporation was successful in controlling the growth of operating expenses by reducing the overall full-time equivalent staff by 48 employees, or 3.3% during the twelve months ended March 31, 2005. This reduction was achieved through normal attrition. The Corporation had 1,398 employees on a full-time equivalent basis as of March 31, 2005.

Income Tax Expense

The Corporation's effective federal income tax rate was 33.9% in the first quarter of 2005 compared to 32.4% in the first quarter of 2004. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate primarily is a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense, other nondeductible expenses and tax credits. In addition, during the first quarter of 2004, the Corporation used a capital loss carryover to offset the gain of investment securities sold by the parent company, reducing the federal income tax provision $0.19 million in that quarter.

BALANCE SHEET CHANGES

Total Assets

Total assets were $3.80 billion as of March 31, 2005, up $32.8 million, or 0.9%, from total assets of $3.76 billion as of December 31, 2004.

Loans

The Corporation's philosophy is such that it will not compromise on loan quality and generally does not make loans outside its banking markets to grow its loan portfolio. In addition, the Corporation generally does not participate in syndicated loans, which is a method utilized by many financial institutions to increase the size of their loan portfolios. The Corporation's loan portfolio is generally diversified geographically within the State of Michigan, as well as along industry lines and, therefore, the Corporation believes that its loan portfolio is reasonably sheltered from material adverse local economic impact.

Total loans as of March 31, 2005 were $2.58 billion, down $8.8 million or 0.3%, compared to $2.59 billion as of December 31, 2004. Loan demand has notably declined during the six months ended March 31, 2005 as the economic climate in the State of Michigan has slowed. Concurrently, loan interest rates are lower than expected in this interest rate environment as the competition for loan volume remains strong in the Corporation's local markets.

Residential real estate loans decreased $4.4 million, or 0.6%, from December 31, 2004 to $756.5 million as of March 31, 2005. Residential real estate loans represented 29.4% of the Corporation's loan portfolio as of March 31, 2005 and December 31, 2004. The Corporation's residential real estate loans primarily consist of one- to four-family residential loans with original terms of fifteen years or less. The loan-to-value ratio at time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance or are sold in the secondary market. During 2004 and the first quarter of 2005, fixed rate mortgages with terms of fifteen or more years were generally sold in the secondary market.

Real estate construction loans increased $2.1 million, or 1.7%, from December 31, 2004 to $123.0 million as of March 31, 2005. Real estate construction loans represented 4.8% and 4.7% of the Corporation's loan portfolio as of March 31, 2005 and December 31, 2004, respectively. Construction lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser of the property if it will not be owner-occupied. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market area, using conservative underwriting guidelines, and closely monitoring the construction process.

Commercial loans increased $11.6 million, or 2.5%, from December 31, 2004 to $480.6 million as of March 31, 2005. The increase in commercial loans was due to a continued emphasis on this type of lending. Commercial loans represented 18.6% and 18.1% of the Corporation's loan portfolio as of March 31, 2005 and December 31, 2004, respectively.

Commercial real estate loans decreased $1.8 million, or 0.3%, from December 31, 2004 to $696.0 million as of March 31, 2005. Commercial real estate loans represented 27.0% of the Corporation's loan portfolio as of March 31, 2005 and December 31, 2004.

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

Consumer loans decreased $16.3 million, or 3.0%, from December 31, 2004 to $520.8 million as of March 31, 2005. Consumer loans represented 20.2% and 20.8% of the Corporation's loan portfolio as of March 31, 2005 and December 31, 2004, respectively.

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

Nonperforming loans consist of loans which are past due as to principal or interest by 90 days or more and are still accruing interest, loans for which the accrual of interest has been discontinued, and other loans which have been restructured to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $10.7 million as of March 31, 2005 and $10.1 million as of December 31, 2004, and represented 0.42% and 0.39% of total loans, respectively. The increase in nonperforming loans was due to an increase in loans past due 90 days or more.

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

Impaired loans totaled $4.3 million as of March 31, 2005 and $4.6 million as of December 31, 2004. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the allowance for loan losses allocated to impaired loans was $1.1 million at March 31, 2005 and $0.4 million at December 31, 2004. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from the estimates used on these loans.

The allowance for loan losses was $34.2 million at March 31, 2005 and represented 1.33% of total loans, compared to $34.2 million, or 1.32% of total loans at December 31, 2004.

LIQUIDITY

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demands and deposit withdrawals and to capitalize on opportunities for business expansion. The banking subsidiaries' primary liquidity sources consist of investment securities, those designated as held to maturity maturing within one year and those classified as available for sale, loan payments, FHLB borrowings and federal funds sold.

The Corporation's total loan to deposit ratio as of March 31, 2005 and December 31, 2004 was 88.0% and 90.3%, respectively.

The Corporation has contractual obligations that require future cash payments. The most significant of these is FHLB borrowings. The following table shows scheduled principal reductions on FHLB borrowings (in thousands):

April 1, 2005 - December 31, 2005	$92,215
2006	78,692
2007	10,023
2008	30,024
2009	25
Thereafter	43,000
Total	$253,979

The Corporation increased its FHLB borrowings in January 2004 by $150 million. The proceeds were invested approximately equally in five and seven year balloon type mortgage-backed securities. These borrowings primarily mature in 2005 and 2006. The Corporation has investment securities maturing during 2005 and 2006 that have been identified as available to fund the FHLB scheduled principal payments. At March 31, 2005, $125 million of the January 2004 borrowing was outstanding.

The FHLB borrowings are collateralized by a blanket lien on qualified one- to four-family residential mortgage loans. The carrying value of these mortgage loans was $694 million, which represented a total borrowing capacity based on existing collateral of $479 million as of March 31, 2005. Therefore, the Corporation's additional borrowing availability through the FHLB at March 31, 2005 under the blanket lien agreement was $225 million. The FHLB's willingness to lend up to the total borrowing capacity is contingent upon, but not limited to, the acceptability of the Corporation's three subsidiary banks' financial condition to the FHLB at the time of each credit request, as well as the Corporation's three subsidiary banks' compliance with all applicable collateral requirements, regulations, laws, and FHLB policies. The Corporation has the option to pledge additional qualified loans and investment securities to potentially create additional borrowing availability with the FHLB.

The Corporation has various commitments that may impact liquidity. The following table summarizes the Corporation's commitments and expected expiration dates by period at March 31, 2005. Since many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.

	March 31, 2005 Expected Expiration Dates by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unused commitments to extend credit	$174,265	$21,611	$61,608	$19,258	$276,742
Undisbursed loans	123,415	-	-	-	123,415
Standby letters of credit	11,980	9,699	3,351	-	25,030
Total commitments	$309,660	$31,310	$64,959	$19,258	$425,187

CAPITAL RESOURCES

As of March 31, 2005, shareholders' equity was $486.7 million, compared to $484.8 million as of December 31, 2004, resulting in an increase of $1.9 million, or 0.4%. Shareholders' equity as a percentage of total assets was 12.8% as of March 31, 2005 and 12.9% as of December 31, 2004.

A statement of changes in shareholders' equity covering the three-month periods ended March 31, 2005 and March 31, 2004 follows (in thousands):

	Three Months Ended March 31
	2005	2004
Total shareholders' equity as of January 1	$484,836	$458,049
Comprehensive income:
Net income	13,504	14,119
Change in unrealized net gains on securities
available for sale, net of tax	(5,446)	(457)
Total comprehensive income	8,058	13,662
Cash dividends paid	(6,674)	(6,338)
Shares issued from stock option and other plans	471	4,424
Total shareholders' equity as of end of period	$486,691	$469,797

The following table represents the Corporation's regulatory capital ratios as of March 31, 2005:

	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Chemical Financial Corporation - actual ratio	11.2%	16.5%	17.7%
Regulatory minimum ratio	3.0	4.0	8.0
Ratio considered "well capitalized" by regulatory agencies	5.0	6.0	10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at March 31, 2005 exceed the regulatory agencies ratios to be considered "well capitalized" partially due to the Corporation holding $107 million in investment securities and other assets which are assigned a 0% risk rating; $918 million in assets, primarily investment securities, which are assigned a 20% risk rating; and $905 million in residential real estate mortgages and other assets which are assigned a 50% risk rating. These three risk ratings (0%, 20% and 50%) represented 49% of the Corporation's total risk-based assets (including off-balance sheet items) as of March 31, 2005.

The following table shows stock repurchase activity by the Corporation during the periods indicated:

	Three Months Ended March 31
	2005	2004

Number of shares repurchased	7,061	3,180
Average price of shares repurchased	$ 38.28	$ 36.72

All of the shares included in the table above were repurchased by the Corporation from officers and employees in payment of the exercise price and/or required tax withholding upon the exercise of stock options.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained in the discussion regarding interest rate risk and sensitivity under the captions "Liquidity Risk" and "Market Risk" on pages 18 through 23 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2004 is herein incorporated by reference. Such Annual Report was previously filed as Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

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

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the purchases of equity securities by the Corporation during the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1-31, 2005	6,743	$38.45	-	-

February 1-28, 2005	318	34.50	-	-

March 1-31, 2005	-	-	-	-

Total	7,061	$38.28	-	-

*

All shares purchased during the three months ended March 31, 2005 were in connection with employee stock option exercises in satisfaction of payment of the exercise price or tax withholding obligations.

In April of 2005, the Corporation's Board of Directors authorized management to purchase up to 500,000 shares of the Corporation's common stock. The repurchased shares will be available for later reissue in connection with potential future stock dividends, the Corporation's dividend reinvestment plan, employee benefit plans and other general corporate purposes. This new authorization replaced all prior share repurchase authorizations.

ITEM 6.	EXHIBITS

          Exhibits.  The following exhibits are filed as part of this report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Restated Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. Here incorporated by reference.

31.1	Certification. Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMICAL FINANCIAL CORPORATION

Date: May 5, 2005	By: /s/ David B. Ramaker
David B. Ramaker Chief Executive Officer and President (Principal Executive Officer)

Date: May 5, 2005	By: /s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Restated Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. Here incorporated by reference.

31.1	Certification. Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.