Form 10-Q
period 2005-06-30
CHEMICAL FINANCIAL CORP
filed 2005-08-09
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

333 East Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

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

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of July 27, 2005, was 25,138,362 shares.

INDEX

CHEMICAL FINANCIAL CORPORATION
FORM 10-Q

		Page

FORWARD-LOOKING STATEMENTS		3

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2004)	4

	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2005 and June 30, 2004	4

	Consolidated Statements of Financial Position as of June 30, 2005, December 31, 2004, and June 30, 2004	5

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and June 30, 2004	6

	Notes to Consolidated Financial Statements	7-19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 6.	Exhibits	32

SIGNATURES		33

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

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(In thousands, except per share amounts)
INTEREST INCOME
Interest and fees on loans	$40,221	$37,481	$79,032	$74,959
Interest on investment securities:
Taxable	7,728	8,276	15,509	17,152
Tax-exempt	522	526	1,012	1,091
Total interest on investment securities	8,250	8,802	16,521	18,243
Interest on federal funds sold	251	202	904	403
Interest on deposits with banks	290	98	515	163
TOTAL INTEREST INCOME	49,012	46,583	96,972	93,768
INTEREST EXPENSE
Interest on deposits	10,478	7,523	19,671	15,214
Interest on other borrowings - short-term	445	103	793	199
Interest on Federal Home Loan Bank (FHLB) borrowings	2,391	2,548	4,863	5,124
TOTAL INTEREST EXPENSE	13,314	10,174	25,327	20,537
NET INTEREST INCOME	35,698	36,409	71,645	73,231
Provision for loan losses	730	661	1,460	1,407
NET INTEREST INCOME after provision for
loan losses	34,968	35,748	70,185	71,824
NONINTEREST INCOME
Service charges on deposit accounts	5,014	4,757	9,730	9,311
Trust and investment management services revenue	2,055	1,871	4,072	3,780
Other charges and fees for customer services	1,908	1,806	3,596	3,354
Mortgage banking revenue	481	1,080	970	1,860
Investment securities gains	82	267	1,171	1,250
Other	213	224	394	412
TOTAL NONINTEREST INCOME	9,753	10,005	19,933	19,967
OPERATING EXPENSES
Salaries, wages and employee benefits	14,658	14,693	29,238	29,494
Occupancy	2,280	2,280	4,721	4,739
Equipment	2,237	2,160	4,552	4,545
Other	5,588	5,787	11,235	11,302
TOTAL OPERATING EXPENSES	24,763	24,920	49,746	50,080
INCOME BEFORE INCOME TAXES	19,958	20,833	40,372	41,711
Federal income taxes	6,743	6,967	13,653	13,726
NET INCOME	$13,215	$13,866	$26,719	$27,985

NET INCOME PER SHARE (Basic)	$0.53	$0.55	$1.06	$1.11
(Diluted)	$0.53	$0.55	$1.06	$1.11
Cash dividends per share	$0.265	$0.252	$0.530	$0.505

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Position (In thousands, except par value)

	June 30, 2005	December 31, 2004	June 30, 2004
	(Unaudited)		(Unaudited)

ASSETS
Cash and demand deposits due from banks	$105,261	$106,565	$114,743
Federal funds sold	5,000	34,500	60,700
Interest bearing deposits with banks	5,804	5,869	9,931
Investment securities:
Available for sale (at estimated fair value)	679,646	716,757	768,228
Held to maturity (estimated fair value - $140,165 at 6/30/05, $177,587 at 12/31/04 and $158,310 at 6/30/04)	139,934	176,517	156,362
Total investment securities	819,580	893,274	924,590
Loans:
Commercial	491,919	468,970	466,666
Real estate construction	129,144	120,900	132,956
Real estate commercial	714,393	697,779	655,053
Real estate residential	766,447	760,834	781,062
Consumer	552,100	537,102	553,237
Total loans	2,654,003	2,585,585	2,588,974
Less: Allowance for loan losses	33,822	34,166	33,552
Net loans	2,620,181	2,551,419	2,555,422
Premises and equipment	46,165	47,577	48,077
Intangible assets	73,031	74,421	75,683
Other assets	47,078	50,500	52,593
TOTAL ASSETS	$3,722,100	$3,764,125	$3,841,739

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$531,667	$555,287	$551,087
Interest-bearing	2,292,512	2,308,186	2,408,162
Total deposits	2,824,179	2,863,473	2,959,249
Other borrowings - short-term	106,781	101,834	95,371
Interest payable and other liabilities	27,526	28,986	33,569
FHLB borrowings	268,959	284,996	285,191
Total liabilities	3,227,445	3,279,289	3,373,380
Shareholders' equity:
Common stock, $1 par value:
Authorized - 30,000 shares
Issued and outstanding - 25,138 shares at 6/30/05, 25,169 shares at 12/31/04 and 25,141 shares at 6/30/04	25,138	25,169	25,141
Surplus	377,854	378,694	332,278
Retained earnings	93,650	80,266	110,054
Accumulated other comprehensive income/(loss)	(1,987)	707	886
Total shareholders' equity	494,655	484,836	468,359
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$3,722,100	$3,764,125	$3,841,739

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,719	$27,985
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	1,460	1,407
Gains on sales of loans	(576)	(1,258)
Proceeds from loan sales	49,210	96,614
Loans originated for sale	(52,063)	(93,755)
Investment securities gains	(1,171)	(1,250)
Depreciation of fixed assets	3,069	3,309
Amortization of intangible assets	1,594	1,580
Net amortization of investment securities	2,499	5,246
Mortgage servicing rights impairment recovery	-	(350)
Net decrease in accrued interest and other assets	7,360	7,618
Net increase in interest payable and other liabilities	(1,112)	(1,142)
Net Cash Provided by Operating Activities	36,989	46,004

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from maturities, calls and principal reductions	129,746	118,533
Proceeds from sales	75,864	81,252
Purchases	(172,796)	(258,011)
Securities held to maturity:
Proceeds from maturities, calls and principal reductions	64,610	56,586
Purchases	(29,337)	(20,172)
Net increase in loans	(69,484)	(114,935)
Purchases of premises and equipment	(1,657)	(1,924)
Net Cash Used in Investing Activities	(3,054)	(138,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts and
savings accounts	(104,897)	36,586
Net increase (decrease) in certificates of deposit and other time deposits	65,603	(44,573)
Net increase in other borrowings - short-term	4,947	3,847
Increase in FHLB borrowings	50,000	150,000
Repayments of FHLB borrowings	(66,037)	(20,182)
Cash dividends paid	(13,335)	(12,677)
Proceeds from directors' stock purchase plan	231	219
Proceeds from exercise of stock options	422	2,630
Repurchases of common stock	(1,738)	-
Net Cash Provided by (Used in) Financing Activities	(64,804)	115,850
Net Increase (Decrease) in Cash and Cash Equivalents	(30,869)	23,183
Cash and cash equivalents at beginning of year	146,934	162,191
Cash and Cash Equivalents at End of Period	$116,065	$185,374

Supplemental disclosure of cash flow information:
Interest paid on deposits, other borrowings - short-term and FHLB borrowings	$24,949	$20,594
Federal income taxes paid	13,100	13,200
Loans transferred to other real estate and repossessed assets	2,691	4,601

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005

NOTE A:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (the "Corporation") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

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

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005

Earnings Per Share (continued)

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per share computations:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(In thousands)

Numerator for both basic and diluted earnings per share, net income	$13,215	$13,866	$26,719	$27,985

Denominator for basic earnings per share,
average outstanding common shares	25,152	25,131	25,167	25,109
Potential dilutive shares resulting from employee stock options	48	78	57	89
Denominator for diluted earnings per share	25,200	25,209	25,224	25,198

Equity

In April of 2005, the Corporation's Board of Directors authorized management to purchase up to 500,000 shares of the Corporation's common stock. The repurchased shares will be available for later reissue in connection with potential future stock dividends, the Corporation's dividend reinvestment plan, employee benefit plans and other general purposes. This new authorization replaced all prior share repurchase authorizations. During the second quarter of 2005, the Corporation repurchased 58,200 shares under the above described authorization, at an average purchase price of $29.86 per share.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005

Comprehensive Income

The components of comprehensive income, net of related tax, for the three and six months ended June 30, 2005 and 2004 are as follows (in thousands of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net income	$13,215	$13,866	$26,719	$27,985

Net unrealized gains (losses) on securities available for sale, net of tax benefit (expense) of ($1,510) and
$4,960 for the three months ended 6/30/05 and 6/30/04, respectively, and $1,041 and $4,862 for the six months ended 6/30/05 and 6/30/04, respectively	2,805	(9,211)	(1,933)	(9,029)
Reclassification adjustment
for realized net gains included in net income,
net of tax expense of $29 and $94 for the three
months ended 6/30/05 and 6/30/04, respectively, and $410 and $438 for the six months ended 6/30/05 and 6/30/04, respectively	(53)	(174)	(761)	(813)
Comprehensive income	$15,967	$4,481	$24,025	$18,143

The components of accumulated other comprehensive income, net of related tax, at June 30, 2005, December 31, 2004 and June 30, 2004 are as follows (in thousands of dollars):

	June 30, 2005	December 31, 2004	June 30, 2004
Net unrealized gains (losses) on investment securities available for sale (net of related tax benefit (expense) of $1,070 at 6/30/05, ($381) at 12/31/04 and ($477) at 6/30/04)	$(1,987)	$707	$886

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005

Operating Segment

Under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," it is management's opinion that the Corporation operates in a single operating segment - commercial banking. The Corporation is a bank holding company that operates three commercial banks, a title insurance company and an insurance subsidiary, each as a separate subsidiary of the Corporation, as of June 30, 2005. The Corporation's commercial bank subsidiaries operate as community banks and offer a full range of commercial banking and fiduciary products and services to the residents and business customers in their geographical market areas. The products and services offered by the commercial bank subsidiaries are generally consistent throughout the Corporation. Each of the Corporation's commercial bank subsidiaries operates within the State of Michigan. The marketing of products and services throughout the Corporation's subsidiary banks is generally uniform, as many of the markets served by the subsidiaries overlap. The distribution of products and services is uniform throughout the Corporation's commercial bank subsidiaries and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products. The commercial bank subsidiaries are state-chartered commercial banks and operate under the same banking regulations.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005

Goodwill

The Corporation tested goodwill for impairment as of September 30, 2004. Based on these test results, the Corporation determined that there was no impairment of goodwill as of September 30, 2004. Goodwill was $63.3 million at June 30, 2005 and at June 30, 2004.

Other

The Corporation and its subsidiary banks are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated income or financial position of the Corporation.

NOTE B:  LOANS AND NONPERFORMING ASSETS

The following summarizes loans and nonperforming assets at the dates indicated (in thousands of dollars):

	June 30, 2005	December 31, 2004	June 30, 2004
Loans:
Commercial	$491,919	$468,970	$466,666
Real estate construction	129,144	120,900	132,956
Real estate commercial	714,393	697,779	655,053
Real estate residential	766,447	760,834	781,062
Consumer	552,100	537,102	553,237
Total Loans	$2,654,003	$2,585,585	$2,588,974

Nonperforming Assets:
Nonaccrual loans	$8,639	$8,397	$5,413
Loans 90 days or more past due and
still accruing interest	7,426	1,653	5,488
Total Nonperforming Loans	16,065	10,050	10,901
Repossessed assets acquired (1)	5,848	6,799	7,344
Total Nonperforming Assets	$21,913	$16,849	$18,245

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure, and other property held for sale.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005

NOTE C:  ALLOWANCE FOR LOAN LOSSES

The following summarizes the changes in the allowance for loan losses (in thousands of dollars):

	Six Months Ended June 30
	2005	2004
Allowance for Loan Losses
Balance as of January 1	$34,166	$33,179
Provision for loan losses	1,460	1,407

Gross loans charged off	(2,104)	(1,502)
Gross recoveries of loans previously charged off	300	468
Net loans charged off	(1,804)	(1,034)
Balance as of end of period	$33,822	$33,552

Net loans charged against the allowance to average loans (annualized)	0.14%	0.08%

The Corporation considers all nonaccrual commercial and commercial real estate loans to be impaired loans. Impaired loans as of June 30, 2005, December 31, 2004, and June 30, 2004, were $4.7 million, $4.6 million and $4.3 million, respectively. The allowance for impaired loans was $1.0 million, $0.4 million and $1.1 million as of June 30, 2005, December 31, 2004, and June 30, 2004, respectively.

NOTE D:  INTANGIBLE ASSETS

The following table sets forth the carrying amount, accumulated amortization and amortization expense of acquired intangible assets (in thousands):

	June 30, 2005		December 31, 2004			June 30, 2004
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Other Reduction	Carrying Amount	Accumulated Amortization
Core deposit
intangibles	$6,497	$12,772	$7,507	$11,762	$ 0	$8,487	$10,782
Other	300	480	424	356	85	651	214

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005

NOTE D:  INTANGIBLE ASSETS (continued)

Amortization expense for the:

Quarter ended June 30, 2005	$527
Six months ended June 30, 2005	$1,134
Quarter ended June 30, 2004	$585
Six months ended June 30, 2004	$1,151
Year ended December 31, 2004	$2,273

Estimated amortization expense for the years ending December 31:

2005	$2,160
2006	$1,850
2007	$1,635
2008	$1,292
2009 and thereafter	$993

The Corporation's mortgage servicing rights (MSRs) as of June 30, 2005 and June 30, 2004, were $2.9 million and $3.2 million, respectively. Amortization of MSRs totaled $0.26 million and $0.49 million for the three months ended June 30, 2005 and June 30, 2004, respectively, and $0.45 million and $0.78 million for the six months ended June 30, 2005 and June 30, 2004, respectively. The Corporation was servicing $578.4 million and $607.0 million of residential mortgage loans as of June 30, 2005 and 2004, respectively.

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

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005

NOTE E:  STOCK OPTIONS (continued)

If the Corporation had elected to recognize compensation cost in the three and six months ended June 30, 2005 and 2004, based on the fair value of the options granted at the grant dates, net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net income - as reported	$13,215	$13,866	$26,719	$27,985
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards,
net of related tax effects	262	131	524	263
Net income - pro forma	$12,953	$13,735	$26,195	$27,722

Basic earnings per share - as reported	$0.53	$0.55	$1.06	$1.11
Basic earnings per share - pro forma	0.52	0.55	1.04	1.10
Diluted earnings per share - as reported	0.53	0.55	1.06	1.11
Diluted earnings per share - pro forma	0.51	0.54	1.04	1.10

NOTE F:  FINANCIAL GUARANTEES

In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer's creditworthiness. At June 30, 2005, the Corporation had $26.3 million of outstanding financial and performance standby letters of credit which expire in five years or less. The majority of these standby letters of credit are collateralized. The amount of a potential liability arising from these standby letters of credit is considered immaterial to the financial statements as a whole.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005

NOTE G:  EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the Corporation's qualified and non-qualified pension plans and non-qualified postretirement benefit plan are as follows:

(in thousands)	Defined Benefit Pension Plans		Postretirement Benefit Plan
Six Months Ended June 30,	2005	2004	2005	2004

Service cost	$2,448	$2,172	$1	$15
Interest cost	2,155	2,068	141	158
Expected return on plan assets	(2,922)	(2,712)	-	-
Amortization of prior service benefit	(12)	(18)	(162)	(162)
Amortization of unrecognized net loss	236	188	34	162
Net periodic benefit cost	$1,905	$1,698	$14	$173

For further information on the Corporation's employee benefit plans, refer to Note H to the consolidated financial statements incorporated in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE H:  PENDING ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force (EITF), a standard setting body working under the Financial Accounting Standards Board (FASB), reached a revised consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The revised consensus contained a model to be used in determining whether an investment is other-than-temporarily impaired and guidance on the recognition of other-than-temporary impairment. The other-than-temporary impairment evaluation and recognition guidance was to be effective on July 1, 2004. In September 2004, the FASB issued FASB Staff Position (FSP), EITF Issue No. 03-1-a, which delayed the effective date of the guidance in EITF Issue No. 03-1 related to the evaluation and recognition of impairment on investments. In September 2004, the FASB also issued a proposed FSP which would, if adopted, revise the other-than-temporary impairment guidance contained in EITF Issue No. 03-1. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment and directed the staff to issue proposed FSP EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1," as final. The final FSP will supersede EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and EITF Topic No. D-44, "Recognition

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005

NOTE H:  PENDING ACCOUNTING PRONOUNCEMENTS (continued)

of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The final FSP (retitled FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments") will replace the guidance set forth in paragraphs 10-18 of EITF Issue No. 03-1 with references to existing other-than-temporary impairment guidance, such as Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," SEC Staff Accounting Bulletin No. 59, "Accounting for Noncurrent Marketable Equity Securities," and Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." FSP FAS 115-1 will codify the guidance set forth in EITF Topic No. D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP FAS 115-1 would be effective for other-than-temporary impairment analyses conducted in periods beginning after September 15, 2005. The issuance of FSP FAS 115-1 is not expected to significantly impact the Corporation's financial condition and results of operations.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" (SFAS No. 123(R)), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

On April 14, 2005, the Securities and Exchange Commission (SEC) deferred the required implementation date for SFAS No. 123(R) to the beginning of the first fiscal year beginning after June 15, 2005. The Corporation expects to adopt SFAS No. 123(R) on January 1, 2006.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005

NOTE H:  PENDING ACCOUNTING PRONOUNCEMENTS (continued)

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

On June 28, 2005, the FASB issued proposed FASB Staff Position 123(R)-a, "Classification and Measurement of Freestanding Financial Instruments Originally Issued as Employee Compensation." This FSP defers the requirement of SFAS No. 123(R), that a freestanding financial instrument originally subject to SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable generally accepted accounting principles when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. Under the provisions of the proposed FSP, a freestanding financial instrument originally issued as employee compensation shall be subject to the recognition and measurement provisions of SFAS No. 123(R) throughout the life of the instrument, unless its terms are modified subsequent to the time the rights conveyed by the instrument are no longer dependent on the individual being an employee. The final FSP will be effective upon the adoption of SFAS No. 123(R).

As of June 30, 2005, the Corporation had not determined the method or assumptions that it will use to adopt SFAS No. 123(R) on January 1, 2006.

As permitted by SFAS No. 123, the Corporation currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, does not recognize compensation cost for employee stock options at the date of grant. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have an impact on the Corporation's consolidated results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Corporation adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005

NOTE H:  PENDING ACCOUNTING PRONOUNCEMENTS (continued)

described in the disclosure of pro forma net income and earnings per share in Note O to the annual consolidated financial statements and Note E herein. SFAS No. 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Corporation cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior annual periods for such excess tax deductions were $609,000, $504,000, and $56,000 in the years ended December 31, 2004, 2003 and 2002, respectively.

On July 14, 2005, the FASB issued an Exposure Draft of a proposed Interpretation, "Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109." As anticipated, the FASB has proposed an asset recognition approach, applying a dual threshold, to account for uncertain tax positions. The proposed Interpretation would apply to all open tax positions accounted for in accordance with SFAS No. 109, including those acquired in business combinations. Under the proposed Interpretation, the recognition of a tax benefit would occur when it is "probable" that the position would be sustained upon audit. The proposed Interpretation refers to the SFAS No. 5, "Accounting for Contingencies," definition of probable (i.e., that which is likely to occur), which represents a level of assurance that is substantially higher than "more likely than not." The FASB noted that, in determining if the "probable" threshold has been met, it should be assumed that the taxing authority will examine the tax position. Under the proposed Interpretation, a tax position which fails to meet the "probable of being sustained" threshold for initial recognition can be recognized in a later period in which the probable threshold is met. A tax benefit initially recognized when it meets the "probable of being sustained" threshold would be derecognized in the period in which the likelihood of the position being sustained drops below "more likely than not". If the tax benefit meets the "probable" threshold, the measurement of the tax benefit would be based on the "best estimate" of the ultimate tax benefit that will be sustained upon audit by the taxing authority. The FASB noted that any change in the recognition, derecognition, or measurement of a tax position should be recognized in the interim period in which the change occurs. The FASB concluded that the liability arising from the difference between the tax position and the amount recognized and measured under the proposed Interpretation should be classified as a current liability if anticipated to be paid within one year or the operating cycle, if longer. Only a liability related to a taxable temporary difference, as defined in SFAS No. 109 should be classified as a deferred liability.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005

NOTE H:  PENDING ACCOUNTING PRONOUNCEMENTS (continued)

The proposed Interpretation notes that if the payment of interest on the underpayment of income taxes is required by the relevant tax law, the accrual of interest should be based on the difference between the tax benefit recognized in the financial statements and the tax position. Interest shall be accrued in the period the interest is deemed to have been incurred. If a penalty applies to a tax position, the liability for the penalty should be recognized in the period the penalty is deemed to have been incurred. The FASB did not consider the classification of interest and penalties.

Under the proposed Interpretation, the disclosure requirements in paragraph 17 of SFAS No. 5 would apply to uncertain tax position reserves established at the time of initial recognition and paragraphs 9-12 of SFAS No. 5 would pertain to derecognition reserves or additional/subsequent reserves created through a change in judgment and resulting change in the "best estimate."

The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005. The initial recognition of the effect of applying the proposed interpretation would be a cumulative effect of a change in accounting principle (i.e., the amount would be shown as an item on the income statement between the captions "extraordinary items" and "net income").

The Corporation has not yet determined the impact this Exposure Draft would have on its financial condition and results of operations as of June 30, 2005.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

SUMMARY

The Corporation's net income was $13.2 million in the second quarter of 2005, down 4.7% from net income of $13.9 million in the second quarter of 2004. Diluted earnings per share were $0.53 in the second quarter of 2005, down 3.6% from diluted earnings per share of $0.55 in the second quarter of 2004.

Return on average assets in the second quarter of 2005 was 1.41%, compared to 1.44% in the second quarter of 2004. Return on average equity in the second quarter of 2005 was 10.8%, compared to 11.9% in the second quarter of 2004.

Total assets were $3.72 billion as of June 30, 2005, down $ 42.0 million, or 1.1%, from total assets of $3.76 billion as of December 31, 2004.

Total loans increased $68.4 million, or 2.6%, from December 31, 2004 to $2.65 billion as of June 30, 2005. The increase in total loans was due to an increase in all loan types.

Shareholders' equity increased $9.8 million, or 2.0%, from December 31, 2004 to $494.7 million as of June 30, 2005, or $19.68 per share, representing 13.3% of total assets. The increase was attributable to retained net income.

RESULTS OF OPERATIONS

Net Interest Income

The Corporation's net interest income in the second quarter of 2005 was $35.7 million, a $0.7 million or 2.0% decrease from the $36.4 million recorded in the second quarter of 2004. Net interest income for the six months ended June 30, 2005 was $71.6 million compared to $73.2 million for the six months ended June 30, 2004, representing a $1.6 million or a 2.2% decline. The decrease for both periods was primarily attributable to a decrease in average interest-earning assets and also an increase in the average cost of interest-bearing liabilities that more than offset the increase in the interest earned on the Corporation's interest-earning assets. Average interest-earning assets of $3.53 billion in the second quarter of 2005 were down $105.9 million or 2.9% from the second quarter of 2004. On a year-to-date basis, average interest-earning assets were $3.56 billion, a $72.3 million or 2.0% reduction from the prior year. The Corporation's investment securities portfolio declined slightly, as investment maturities were used to fund a modest decline in total deposits, including brokered deposits. In addition, the average cost of interest-bearing liabilities increased 56 basis points, while the average yield on interest-earning assets increased 42 basis points, between the second quarter of 2004 and the second quarter of 2005. The average yield on interest-earning assets was 5.62% in the second quarter of 2005, compared to the average cost of interest-bearing liabilities of 1.98%. For the six months ended June 30, 2005 and 2004, the average yield on interest-earning assets was 5.54% and 5.22%, respectively, compared to the average cost of interest-bearing liabilities of 1.87% and 1.44%, respectively. The net interest margin was 4.10% in the second quarter of 2005, compared to 4.07% in the second quarter of 2004 and 4.11% in the first quarter of 2005. The net interest margin for the six months ended June 30, 2005 was 4.11%, compared to 4.09% for the first six months of 2004. The modest increase in net interest margin during the three and six months ended June 30, 2005, as compared to the same periods in 2004, was primarily attributable to a positive change in the mix of interest-earning assets.

The Corporation's net interest income in the second quarter of 2005 was $0.25 million or 0.7% lower than in the first quarter of 2005. The reduction in net interest income was primarily attributable to a $59 million, or 1.6%, decrease in average interest-earning assets between the first and second quarters of 2005. The majority of the decline was directly related to a reduction in investment securities that were funded by deposits of municipalities that are seasonal in nature. The remaining decline was attributable to a reduction in investable assets that were used to fund a decline in retail deposits. The Corporation's competitive position within many of its market areas limits its ability to materially increase deposits without adversely impacting the weighted average cost of core deposits. The economic climate was more positive in the second quarter of 2005 than in the first quarter of 2005. Total loans were up $77.2 million, or 3%, during the three months ended June 30, 2005. The increase in loans was primarily driven by growth in consumer loans of $31.3 million, or 6%, and commercial and commercial real estate loans of $29.7 million, or 2.5%. A positive change in the mix of the Corporation's assets, which was driven primarily from loan growth, partially offset the negative impact on net interest income resulting from the decrease in interest-earning assets. The Corporation's ability to increase net interest income during the remainder of 2005 will be contingent on a number of factors, including but not limited to, the shape of the interest yield curve, the state of the economic climate in the markets that the Corporation serves, the degree of competition from other financial institutions for both loan customers and deposit accounts and the Corporation's ability to attract new customers to its subsidiary banks from competitor financial institutions for both loans and deposits.

Provision for Loan Losses

The provision for loan losses ("provision") is the amount added to the allowance for loan losses ("allowance") to absorb loan losses in the loan portfolio and maintain an adequate allowance. The allowance represents management's assessment of probable losses inherent in the Corporation's loan portfolio. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the remainder of the loan portfolio but that have not been specifically identified. The allowance is comprised of specific allowances (assessed for loans that have known credit weaknesses), pooled allowances based on assigned risk ratings and historical loan loss experience for each loan type, and an unallocated allowance for imprecision in the subjective nature of the specific and pooled allowance methodology. Management evaluates the allowance on a quarterly basis to ensure the level is adequate to absorb losses inherent in the loan portfolio. This evaluation is based on a review of the loan portfolio, both individually and by category, and includes consideration of changes in the mix and volume of the loan portfolio, actual loan loss experience, the financial condition of the borrowers, industry and geographical exposures within the portfolio, economic conditions and employment levels of the Corporation's local markets, and other factors affecting business sectors. Management believes that the allowance for loan losses is maintained at an adequate level, considering the inherent risk in the loan portfolio.

The provision for loan losses was $0.73 million in the second quarter of 2005 and $0.66 million in the second quarter of 2004. The provision for loan losses was $1.5 million and $1.4 million for the six months ended June 30, 2005 and 2004, respectively. The provisions for the three- and six-month periods ended June 30, 2005 were just slightly above the provisions recorded for the comparable periods in 2004 due to the impact of the increase in the loan portfolio being offset by lower specific allowance allocations on adversely-rated commercial and commercial real estate loans. Economic conditions in the Corporation's markets, all within Michigan, remained relatively flat over the last year. Forward looking indicators suggest these economic conditions should continue for the remainder of 2005. Nonperforming loans were $16.1 million as of June 30, 2005, up $6 million from December 31, 2004. The increase in nonperforming loans was due to an increase in loans past due 90 days or more, which was largely attributable to two commercial real estate loans totaling $3.7 million. The Corporation does not expect any loss on these credits based on the collateral evaluation of these loans as of June 30, 2005.

Net loan charge-offs were $1.08 million in the second quarter of 2005 and $0.60 million in the second quarter of 2004. Net loan charge-offs for the six months ended June 30, 2005 and 2004 were $1.8 million and $1.0 million, respectively. A portion of the $0.8 million increase in net loan charge-offs was attributable to a loan loss incurred on a commercial loan that was acquired in conjunction with a bank acquired in 2003. The loan was an impaired loan as of December 31, 2004 and March 31, 2005. The Corporation specifically allocated approximately $0.3 million of the allowance for loan losses to this loan as of March 31, 2005.

Management expects net loan charge-offs in the second half of 2005 to be less than in the first half of the year. Actual loan charge-off experience in the future may vary from projected. The uncertainty occurs because factors affecting the determination of probable loan losses inherent in the loan portfolio may exist which are not identified by the application of projected loss ratios or by identified specific or geographic risks.

The unallocated allowance reflects management's view that the allowance should recognize the margin for error inherent in the process of estimating expected loan losses. The total allowance, including the unallocated amount, is available to absorb loan losses from any loan type within the portfolio.

At June 30, 2005, the allowance was $33.82 million, a decrease of $0.35 million from the $34.17 million at December 31, 2004. The allowance as a percentage of total period end loans decreased to 1.27% at June 30, 2005 from 1.32% at December 31, 2004.

Noninterest Income

Noninterest income decreased $0.25 million, or 2.5%, in the second quarter of 2005, compared to the second quarter of 2004. The Corporation experienced slight increases in a number of noninterest income categories, including trust and investment management services revenue, service charges on deposit accounts, and ATM /debit card revenue, although these increases were more than offset by a decrease in investment securities gains and a continued reduction in mortgage banking revenue. Mortgage banking revenue of $0.48 million in the second quarter of 2005 was approximately the same as the first quarter of 2005, although down $0.60 million, or 55%, from the second quarter of 2004. Noninterest income of $19.93 million during the six months ended June 30, 2005 was approximately the same as the prior year period. On a year-to-date basis in 2005, as compared to the prior year, the Corporation experienced increases in trust and management services revenue of $0.29 million, or 7.7%, service charges on deposit accounts of $0.42 million, or 4.5%, and ATM/debit card revenue of $0.28 million, or 26%. These increases were offset by a $0.08 million decrease in investment securities gains, but more significantly by a $0.89 million, or 48%, decrease in mortgage banking revenue. Based on current market interest rates of residential mortgage loans and slower economic conditions, we expect both the level of mortgage refinance activity and new mortgage originations to continue in 2005 to be below 2004 levels.

Operating Expenses

Total operating expenses decreased $0.16 million, or 0.63%, in the second quarter of 2005, compared to the second quarter of 2004 and decreased $0.33 million, or 0.67% during the six months ended June 30, 2005, compared to the same period in the prior year The Corporation was successful in controlling the growth of operating expenses by reducing the overall full-time equivalent staff by 17 employees, or 1.2% during the twelve months ended June 30, 2005. This reduction was achieved through normal attrition. The Corporation had 1,398 employees on a full-time equivalent basis as of June 30, 2005. The cost savings achieved through the reduction of the number of full-time equivalent staff and the management of staffing changes during the twelve months ended June 30, 2005 were large enough to more than offset merit pay increases that were effective in January 2005 and certain employee benefit cost increases, such as health care insurance. Total wages and benefits during the six months ended June 30, 2005 were $29.24 million, a decrease of $0.26 million, or 0.9%, compared to the same period in the prior year. The majority of the decrease in wages and benefits costs in 2005, as compared to 2004, was attributable to a reduction in retiree medical expense. Retiree medical expense of $14,000 during the six months ended June 30, 2005 was $159,000 lower than during the same period in 2004, primarily resulting from a reduction in the amortization of unrecognized losses that occurred due to the extension of the amortization period. The amortization period was lengthened as virtually all participants were vested as of December 31, 2004, and therefore the amortization period of the unrecognized loss in the retiree medical program will be the average remaining lives of the participants.

Income Tax Expense

The Corporation's effective federal income tax rate was 33.8% in the second quarter of 2005 compared to 33.4% in the second quarter of 2004, and 33.8% for the six months ended June 30, 2005, compared to 32.9% for the six months ended June 30, 2004. A portion of the difference between the year-to-date effective rate in 2005, as compared to 2004, was attributable to the Corporation using a capital loss carryover of $0.19 million in the first quarter of 2004 to offset the gain of investment securities sold by the parent company. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate primarily is a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense, other nondeductible expenses and tax credits.

BALANCE SHEET CHANGES

Total Assets

Total assets were $3.72 billion as of June 30, 2005, a decrease of $42 million, or 1.1%, from total assets of $3.76 billion as of December 31, 2004.

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

Total loans as of June 30, 2005 were $2.65 billion, up $68.4 million or 2.6%, compared to $2.59 billion as of December 31, 2004. Loans increased across all categories during the second quarter of 2005 due largely to a successful consumer loan promotion campaign; although loan interest rates are lower than expected in this interest rate environment as the competition for loan volume remains strong in the Corporation's local markets.

Residential real estate loans increased $5.6 million, or 0.7%, from December 31, 2004 to $766.4 million as of June 30, 2005. Residential real estate loans represented 28.9% of the Corporation's loan portfolio as of June 30, 2005 and 29.4% as of December 31, 2004. The Corporation's residential real estate loans primarily consist of one- to four-family residential loans with original terms of fifteen years or less. The loan-to-value ratio at time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance or are sold in the secondary market. During 2004 and the first half of 2005, fixed rate mortgages with terms of fifteen or more years were generally sold in the secondary market.

Real estate construction loans increased $8.2 million, or 6.8%, from December 31, 2004 to $129.1 million as of June 30, 2005. Real estate construction loans represented 4.9% and 4.7% of the Corporation's loan portfolio as of June 30, 2005 and December 31, 2004, respectively. Construction lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser of the property if it will not be owner-occupied. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market area, using conservative underwriting guidelines, and closely monitoring the construction process.

Commercial loans increased $22.9 million, or 4.9%, from December 31, 2004 to $491.9 million as of June 30, 2005. The increase in commercial loans was due to a continued emphasis on this type of lending. Commercial loans represented 18.5% and 18.1% of the Corporation's loan portfolio as of June 30, 2005 and December 31, 2004, respectively.

Commercial real estate loans increased $16.6 million, or 2.4%, from December 31, 2004 to $714.4 million as of June 30, 2005. All of the growth in commercial real estate loans occurred in the second quarter of the year, with the economic climate in the Corporation's local markets showing signs of improvement. Commercial real estate loans represented 26.9% of the Corporation's loan portfolio as of June 30, 2005 and 27.0% as of December 31, 2004.

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

Consumer loans increased $15.0 million, or 2.8%, from December 31, 2004 to $552.1 million as of June 30, 2005. Consumer loans declined $16.3 million in the first quarter of 2005, while increasing $31.3 million, or 6%, in the second quarter of 2005. During the second quarter of 2005, the Corporation offered reduced interest rates on certain consumer loans through a loan promotion campaign. Consumer loans represented 20.8% of the Corporation's loan portfolio as of June 30, 2005 and December 31, 2004.

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

Nonperforming loans consist of loans which are past due as to principal or interest by 90 days or more and are still accruing interest, loans for which the accrual of interest has been discontinued, and other loans which have been restructured to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $16.1 million as of June 30, 2005 and $10.1 million as of December 31, 2004, and represented 0.61% and 0.39% of total loans, respectively. The increase in nonperforming loans was due to an increase in loans past due 90 days or more, which was largely attributable to two commercial real estate loans totaling $3.7 million. The Corporation does not expect any loss on these credits based on the collateral evaluation of these loans as of June 30, 2005.

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

Impaired loans totaled $4.7 million as of June 30, 2005 and $4.6 million as of December 31, 2004. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the allowance for loan losses allocated to impaired loans was $1.0 million at June 30, 2005 and $0.4 million at December 31, 2004. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from the estimates used on these loans.

The allowance for loan losses was $33.8 million at June 30, 2005 and represented 1.27% of total loans, compared to $34.2 million, or 1.32% of total loans at December 31, 2004.

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

The Corporation's total loan to deposit ratio as of June 30, 2005 and December 31, 2004 was 94.0 % and 90.3%, respectively.

The Corporation has contractual obligations that require future cash payments. The most significant of these is FHLB borrowings. The following table shows scheduled principal reductions on FHLB borrowings (in thousands):

July 1, 2005 - December 31, 2005	$57,195
2006	123,692
2007	15,023
2008	30,024
2009	25
Thereafter	43,000
Total	$268,959

The FHLB borrowings are collateralized by a blanket lien on qualified one- to four-family residential mortgage loans. The carrying value of these mortgage loans was $687 million, which represented a total borrowing capacity based on existing collateral of $474 million as of June 30, 2005. Therefore, the Corporation's additional borrowing availability through the FHLB at June 30, 2005 under the blanket lien agreement was $205 million. The FHLB's willingness to lend up to the total borrowing capacity is contingent upon, but not limited to, the acceptability of the Corporation's three subsidiary banks' financial condition at the time of each credit request, as well as the Corporation's three subsidiary banks' compliance with all applicable collateral requirements, regulations, laws, and FHLB policies. The Corporation has the option to pledge additional qualified loans and investment securities to potentially create additional borrowing availability with the FHLB.

The Corporation has various commitments that may impact liquidity. The following table summarizes the Corporation's commitments and expected expiration dates by period at June 30, 2005. Since the majority of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.

	June 30, 2005 Expected Expiration Dates by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unused commitments to extend credit	$171,439	$51,810	$79,324	$59,272	$361,845
Undisbursed loans	154,376	-	-	-	154,376
Standby letters of credit	12,534	10,056	3,717	-	26,307
Total commitments	$338,349	$61,866	$83,041	$59,272	$542,528

CAPITAL RESOURCES

As of June 30, 2005, shareholders' equity was $494.7 million, compared to $484.8 million as of December 31, 2004, resulting in an increase of $9.9 million, or 2.0%. Shareholders' equity as a percentage of total assets was 13.3% as of June 30, 2005 and 12.9% as of December 31, 2004.

A statement of changes in shareholders' equity covering the six-month periods ended June 30, 2005 and June 30, 2004 follows (in thousands):

	Six Months Ended June 30
	2005	2004
Total shareholders' equity as of January 1	$ 484,836	$ 458,049
Comprehensive income:
Net income	26,719	27,985
Change in unrealized net gains on securities
available for sale, net of tax	(2,694)	(9,842)
Total comprehensive income	24,025	18,143

Cash dividends paid	(13,335)	(12,677)
Shares repurchased	(1,738)	-
Shares issued from stock option plans	867	4,844
Total shareholders' equity as of end of period	$ 494,655	$ 468,359

The following table represents the Corporation's regulatory capital ratios as of June 30, 2005:

	Leverage		Tier 1 Risk-Based Capital		Total Risk-Based Capital

Chemical Financial Corporation - actual ratio	11.	56%	16.	48%	17.	73%
Regulatory minimum ratio	3.	00	4.	00	8.	00
Ratio considered "well capitalized" by regulatory agencies	5.	00	6.	00	10.	00

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at June 30, 2005 exceed the regulatory agencies ratios to be considered "well capitalized" partially due to the Corporation holding $109 million in investment securities and other assets which are assigned a 0% risk rating; $795 million in assets, primarily investment securities, which are assigned a 20% risk rating; and $913 million in residential real estate mortgages and other assets which are assigned a 50% risk rating. These three risk ratings (0%, 20% and 50%) represented 49% of the Corporation's total risk-based assets (including off-balance sheet items) as of June 30, 2005.

The following table shows stock repurchase activity by the Corporation during the periods indicated:

	Three Months Ended June 30
	2005	2004

Number of shares repurchased	59,638	1,480
Average price of shares repurchased	$ 29.86	$ 35.82

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended June 30, 2005 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the purchases of equity securities by the Corporation during the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2005	48,800	$29.75	48,800	451,200

May 1-31, 2005	10,838	30.38	9,400	441,800

June 1-30, 2005			-	441,800

Total	59,638	$29.86	58,200	441,800

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

The Corporation's annual meeting of shareholders was held April 18, 2005. At that meeting, the only matter voted on by the shareholders was the election of directors. All directors of the Corporation were standing for election at the meeting. The directors were elected by the following votes:

Election of Directors	Votes Cast

All nominees for director were elected:	For	Withheld
Gary E. Anderson	19,790,941	223,498
J. Daniel Bernson	19,686,158	328,281
Nancy Bowman	19,788,514	225,925
James A. Currie	19,804,873	209,566
Thomas T. Huff	19,724,309	290,130
Terence F. Moore	19,673,678	340,760
Aloysius J. Oliver	17,228,681	2,785,758
Frank P. Popoff	19,791,852	222,587
David B. Ramaker	19,756,047	258,391
Dan L. Smith	17,559,405	2,455,033
William S. Stavropoulos	19,711,576	302,863

ITEM 6.	EXHIBITS

          Exhibits.  The following exhibits are filed as part of this report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Restated Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. Here incorporated by reference.

31.1	Certification. Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMICAL FINANCIAL CORPORATION

Date: August 9, 2005	By: /s/ David B. Ramaker
David B. Ramaker Chief Executive Officer and President (Principal Executive Officer)

Date: August 9, 2005	By: /s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Restated Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. Here incorporated by reference.

31.1	Certification. Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.