Form 10-Q
period 2005-09-30
CHEMICAL FINANCIAL CORP
filed 2005-11-07
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

333 East Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes          No    X

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of October 26, 2005, was 25,079,291 shares.

INDEX

CHEMICAL FINANCIAL CORPORATION
FORM 10-Q

		Page

FORWARD-LOOKING STATEMENTS		3

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2004)	4

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2005 and September 30, 2004	4

	Consolidated Statements of Financial Position as of September 30, 2005 and December 31, 2004	5

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and September 30, 2004	6

	Notes to Consolidated Financial Statements	7-19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	36

SIGNATURES		37

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

Risk factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; changes in the local and national economy; opportunities for acquisition and the effective completion of acquisitions and integration of acquired entities; the effective completion of bank consolidations and restructurings; and the local and global effects of the ongoing war on terrorism and other military actions, including actions in Iraq. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(In thousands, except per share amounts)
INTEREST INCOME
Interest and fees on loans	$42,023	$38,347	$121,055	$113,306
Interest on investment securities:
Taxable	6,950	8,066	22,459	25,218
Tax-exempt	539	511	1,551	1,602
Total interest on investment securities	7,489	8,577	24,010	26,820
Interest on federal funds sold	682	265	1,586	668
Interest on deposits with banks	226	129	741	292
TOTAL INTEREST INCOME	50,420	47,318	147,392	141,086
INTEREST EXPENSE
Interest on deposits	11,851	7,437	31,522	22,651
Interest on other borrowings - short-term	733	158	1,526	357
Interest on Federal Home Loan Bank (FHLB) borrowings	2,690	2,570	7,553	7,694
TOTAL INTEREST EXPENSE	15,274	10,165	40,601	30,702
NET INTEREST INCOME	35,146	37,153	106,791	110,384
Provision for loan losses	1,500	701	2,960	2,108
NET INTEREST INCOME after provision for
loan losses	33,646	36,452	103,831	108,276
NONINTEREST INCOME
Service charges on deposit accounts	5,406	4,970	15,136	14,281
Trust and investment management services revenue	1,891	1,761	5,963	5,541
Other charges and fees for customer services	2,388	1,706	5,984	5,060
Mortgage banking revenue	322	960	1,292	2,820
Investment securities gains	3	9	1,174	1,259
Other	239	217	633	629
TOTAL NONINTEREST INCOME	10,249	9,623	30,182	29,590
OPERATING EXPENSES
Salaries, wages and employee benefits	14,404	14,385	43,642	43,879
Occupancy	2,346	2,237	7,067	6,976
Equipment	2,134	2,376	6,686	6,921
Other	5,955	5,501	17,190	16,803
TOTAL OPERATING EXPENSES	24,839	24,499	74,585	74,579
INCOME BEFORE INCOME TAXES	19,056	21,576	59,428	63,287
Federal income taxes	5,451	7,280	19,104	21,006
NET INCOME	$13,605	$14,296	$40,324	$42,281

NET INCOME PER SHARE (Basic)	$0.54	$0.58	$1.60	$1.69
(Diluted)	$0.54	$0.57	$1.60	$1.68
Cash dividends per share	$0.265	$0.252	$0.795	$0.756

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Position (In thousands, except par value)

	September 30, 2005	December 31, 2004
	(Unaudited)

ASSETS
Cash and demand deposits due from banks	$111,115	$106,565
Federal funds sold	76,300	34,500
Interest bearing deposits with banks	36,337	5,869
Investment securities:
Available for sale (at estimated fair value)	654,445	716,757
Held to maturity (estimated fair value - $132,367 at 9/30/05, $177,587 at 12/31/04)	132,898	176,517
Total investment securities	787,343	893,274
Loans:
Commercial	504,189	468,970
Real estate construction	146,973	120,900
Real estate commercial	708,152	697,779
Real estate residential	783,834	760,834
Consumer	557,256	537,102
Total loans	2,700,404	2,585,585
Less: Allowance for loan losses	34,603	34,166
Net loans	2,665,801	2,551,419
Premises and equipment	45,123	47,577
Intangible assets	72,194	74,421
Other assets	47,948	50,500
TOTAL ASSETS	$3,842,161	$3,764,125

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$521,969	$555,287
Interest-bearing	2,386,605	2,308,186
Total deposits	2,908,574	2,863,473
Reverse repurchase agreements	10,000	-
Other borrowings - short-term	127,613	101,834
Interest payable and other liabilities	29,118	28,986
FHLB borrowings	268,959	284,996
Total liabilities	3,344,264	3,279,289
Shareholders' equity:
Common stock, $1 par value:
Authorized - 30,000 shares
Issued and outstanding - 25,127 shares at 9/30/05, 25,169 shares at 12/31/04	25,127	25,169
Surplus	377,469	378,694
Retained earnings	100,598	80,266
Accumulated other comprehensive (loss)/income	(5,297)	707
Total shareholders' equity	497,897	484,836
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$3,842,161	$3,764,125

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,324	$42,281
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,960	2,108
Gains on sales of loans	(863)	(1,159)
Proceeds from loan sales	75,974	125,206
Loans originated for sale	(79,776)	(122,781)
Investment securities gains	(1,174)	(1,259)
Depreciation of fixed assets	4,564	5,025
Amortization of intangible assets	2,496	2,861
Net amortization of investment securities	3,438	7,529
Mortgage servicing rights impairment recovery	-	(793)
Net decrease in accrued interest and other assets	10,599	11,107
Net increase (decrease) in interest payable and other liabilities	547	(1,522)
Net Cash Provided by Operating Activities	59,089	68,603

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from maturities, calls and principal reductions	169,073	160,875
Proceeds from sales	75,864	81,654
Purchases	(193,711)	(274,161)
Securities held to maturity:
Proceeds from maturities, calls and principal reductions	83,420	73,919
Purchases	(40,418)	(38,087)
Net increase in loans	(117,759)	(135,070)
Purchases of premises and equipment	(2,110)	(3,152)
Net Cash Used in Investing Activities	(25,641)	(134,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in total deposits	45,101	8,067
Proceeds from reverse repurchase agreements	10,000	-
Net increase in other borrowings - short-term	25,779	8,915
Increase in FHLB borrowings	65,000	150,000
Repayments of FHLB borrowings	(81,037)	(20,182)
Cash dividends paid	(19,992)	(19,027)
Proceeds from directors' stock purchase plan	231	219
Proceeds from exercise of stock options	471	2,728
Repurchases of common stock	(2,183)	-
Net Cash Provided by Financing Activities	43,370	130,720
Net Increase in Cash and Cash Equivalents	76,818	65,301
Cash and cash equivalents at beginning of year	146,934	162,191
Cash and Cash Equivalents at End of Period	$223,752	$227,492

Supplemental disclosure of cash flow information:
Interest paid on deposits, reverse repurchase agreements, other borrowings- short-term and FHLB borrowings	$39,846	$30,684
Federal income taxes paid	18,250	20,750
Loans transferred to other real estate and repossessed assets	5,082	6,923

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005

NOTE A:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (the "Corporation") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

Certain prior year amounts have been reclassified to place them on a basis comparable with the current period's financial statements. Such reclassifications had no impact on net income or shareholders' equity.

Income Taxes

The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate primarily is a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses and tax credits.

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

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005

Earnings Per Share (continued)

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per share computations:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(In thousands)

Numerator for both basic and diluted earnings per share, net income	$13,605	$14,296	$40,324	$42,281

Denominator for basic earnings per share,
weighted average shares outstanding	25,134	25,144	25,156	25,120
Potential effect of stock options	56	78	57	86
Denominator for diluted earnings per share	25,190	25,222	25,213	25,206

Equity

In April of 2005, the Corporation's Board of Directors authorized management to repurchase up to 500,000 shares of the Corporation's common stock. The repurchased shares are available for later reissue in connection with potential future stock dividends, the Corporation's dividend reinvestment plan, employee benefit plans and other general purposes. This authorization replaced all prior share repurchase authorizations. During the third quarter of 2005, the Corporation repurchased 14,000 shares, at an average purchase price of $31.80 per share. During the nine months ended September 30, 2005, the Corporation repurchased a total of 72,200 shares, at an average purchase price of $30.24 per share.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005

Comprehensive Income

The components of comprehensive income, net of related tax, for the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands of dollars):

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net income	$13,605	$14,296	$40,324	$42,281

Net unrealized (losses) gains on securities available for sale, net of tax benefit (expense) of $1,781 and
$(1,309) for the three months ended 9/30/05 and 9/30/04, respectively, and $2,822 and $3,553 for the nine months ended 9/30/05 and 9/30/04, respectively	(3,308)	2,431	(5,241)	(6,599)
Reclassification adjustment for realized net gains included in net income, net of tax expense of $1 and $3 for the three months ended 9/30/05 and 9/30/04, respectively, and $411 and $441 for the nine months ended 9/30/05 and 9/30/04, respectively	(2)	(6)	(763)	(818)
Comprehensive income	$10,295	$16,721	$34,320	$34,864

The components of accumulated other comprehensive income, net of related tax, at September 30, 2005 and December 31, 2004 are as follows (in thousands of dollars):

	September 30, 2005	December 31, 2004
Net unrealized (losses) gains on investment securities available for sale (net of related tax benefit (expense) of $2,852 at 9/30/05 and ($381) at 12/31/04	$(5,297)	$707

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005

Operating Segment

Under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," it is management's opinion that the Corporation operates in a single operating segment - commercial banking. The Corporation is a bank holding company that operates three commercial banks, a title insurance company and an insurance subsidiary, each as a separate subsidiary of the Corporation, as of September 30, 2005. The Corporation's commercial bank subsidiaries operate as community banks and offer a full range of commercial banking and fiduciary products and services to the residents and business customers in their geographical market areas. The products and services offered by the commercial bank subsidiaries are generally consistent throughout the Corporation. Each of the Corporation's commercial bank subsidiaries operates within the State of Michigan. The marketing of products and services throughout the Corporation's subsidiary banks is generally uniform, as many of the markets served by the subsidiaries overlap. The distribution of products and services is uniform throughout the Corporation's commercial bank subsidiaries and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products. The commercial bank subsidiaries are state-chartered commercial banks and operate under the same banking regulations.

On October 28, 2005, the Corporation issued a press release announcing a strategic restructuring that will include the consolidation of its three commercial bank charters into a single state chartered institution. The Corporation expects the legal consolidation of the bank charters to be effective on or about December 31, 2005. This press release is discussed in more detail in Note G, included herein.

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

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005

NOTE B:  NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The following summarizes nonperforming assets at the dates indicated (in thousands of dollars):

	September 30, 2005	December 31, 2004
Nonperforming Assets:
Nonaccrual loans	$9,913	$8,397
Loans 90 days or more past due and
still accruing interest	10,364	1,653
Total Nonperforming Loans	20,277	10,050
Repossessed assets acquired (1)	6,511	6,799
Total Nonperforming Assets	$26,788	$16,849

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure, and other property held for sale.

	September 30, 2005	December 31, 2004
Nonperforming loans as a percent of total loans	0.75%	0.39%
Allowance for loan losses as a percent of total loans	1.28%	1.32%
Nonperforming assets as a percent of total assets	0.70%	0.45%
Allowance for loan losses as a percent of nonperforming loans	171%	340%

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005

NOTE B:	NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following summarizes the changes in the allowance for loan losses (in thousands of dollars):

	Nine Months Ended September 30
	2005	2004
Allowance for Loan Losses
Balance as of January 1	$ 34,166	$ 33,179
Provision for loan losses	2,960	2,108

Gross loans charged off	(3,008)	(2,602)
Gross recoveries of loans previously charged off	485	944
Net loans charged off	(2,523)	(1,658)
Balance as of end of period	$ 34,603	$ 33,629

Net loans charged against the allowance to average loans (annualized)	0.13%	0.09%

The Corporation considers all nonaccrual commercial and commercial real estate loans to be impaired loans. Impaired loans as of September 30, 2005 and December 31, 2004, were $5.1 million and $4.6 million, respectively. The Corporation allocated $1.2 million and $2.5 million of the allowance for loan losses to impaired loans as of September 30, 2005 and December 31, 2004, respectively. The Corporation's average investment in impaired loans was approximately $4.7 million and $4.2 million for the nine-month periods ended September 30, 2005 and 2004, respectively.

NOTE C:  INTANGIBLE ASSETS

The Corporation has four major types of intangible assets: goodwill, mortgage servicing rights, core deposits and non-compete covenants. Goodwill, core deposits and non-compete covenants arose as the result of business combinations or other acquisitions. Mortgage servicing rights arose as a result of selling mortgage loans in the secondary market but retaining the right to service these loans and receive servicing income over the life of the loan. Amortization is recorded on the mortgage servicing rights, core deposits and non-compete covenants.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005

NOTE C:  INTANGIBLE ASSETS (continued)

The following table shows the net carrying value of the Corporation's intangible assets (in thousands):

	September 30, 2005	December 31, 2004
Goodwill	$ 63,293	$ 63,293
Mortgage servicing rights	2,595	3,197
Core deposits	6,068	7,507
Non-compete covenants	238	424
	$ 72,194	$ 74,421

Goodwill was $63.3 million at September 30, 2005 and at December 31, 2004.

The Corporation's capitalized mortgage servicing rights (MSRs) as of September 30, 2005 and December 31, 2004, were $2.6 million and $3.2 million, respectively. There was no impairment valuation allowance recorded on MSRs as of September 30, 2005 or December 31, 2004. Mortgage banking revenue is a component of noninterest income and is recorded net of the amortization expense on MSRs. The Corporation was servicing $557.8 million and $591.3 million of residential mortgage loans as of September 30, 2005 and December 31, 2004, respectively.

The following table sets forth the carrying amount and accumulated amortization of intangible assets that are amortizable and arose from business combinations or were acquired otherwise (in thousands):

	September 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Other Reduction	Net Carrying Value
Core deposits	$ 19,269	$ 13,201	$ 6,068	$ 19,269	$ 11,762	$ 0	$ 7,507
Non-compete covenants	690	452	238	865	356	85	424
	$ 19,959	$ 13,653	$ 6,306	$ 20,134	$ 12,118	$ 85	$ 7,931

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005

NOTE C:  INTANGIBLE ASSETS (continued)

The following table sets forth the amortization expense of amortizable intangible assets (in thousands):

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Mortgage servicing rights amortization	$ 412	$ 365	$ 871	$ 1,144
Core deposit and non-compete covenant amortization	491	565	1,625	1,717
Total intangible assets amortization expense	$ 903	$ 930	$ 2,496	$ 2,861

The amortization expense on core deposits and non-compete covenant intangible assets has been estimated through 2010 and thereafter in the following table, and does not take into consideration any potential future acquisitions or branch purchases (in thousands):

2005	$ 2,138
2006	1,850
2007	1,635
2008	1,292
2009	1,016
2010 and thereafter	$ 7,931

NOTE D:  EMPLOYEE BENEFIT PLANS

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

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005

NOTE D:  EMPLOYEE BENEFIT PLANS (continued)

If the Corporation had elected to recognize compensation cost in the three and nine months ended September 30, 2005 and 2004, based on the fair value of the options granted at the grant dates, net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Net income - as reported	$13,605	$14,296	$40,324	$42,281
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related
tax effects	(262)	(131)	(786)	(394)
Net income - pro forma	$13,343	$14,165	$39,538	$41,877

Basic earnings per share - as reported	$0.54	$0.58	$1.60	$1.69
Basic earnings per share - pro forma	0.53	0.56	1.57	1.67
Diluted earnings per share - as reported	0.54	0.57	1.60	1.68
Diluted earnings per share - pro forma	0.53	0.56	1.57	1.66

Pension and Post Retirement Benefits

The components of net periodic benefit cost for the Corporation's qualified and nonqualified pension plans and nonqualified postretirement benefit plan are as follows:

(in thousands)	Defined Benefit Pension Plans		Postretirement Benefit Plan
Nine Months Ended September 30,	2005	2004	2005	2004

Service cost	$3,671	$3,383	$-	$23
Interest cost	3,233	3,101	210	237
Expected return on plan assets	(4,384)	(4,067)	-	-
Amortization of prior service benefit	(18)	(27)	(243)	(243)
Amortization of unrecognized net loss	355	279	46	243
Net periodic benefit cost	$2,857	$2,669	$13	$260

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005

NOTE D:  EMPLOYEE BENEFIT PLANS (continued)

For further information on the Corporation's employee benefit plans, refer to Note H to the consolidated financial statements incorporated in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE E:  FINANCIAL GUARANTEES

In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer's creditworthiness. At September 30, 2005, the Corporation had $50.6 million of outstanding financial and performance standby letters of credit which expire in five years or less. The majority of these standby letters of credit are collateralized. The amount of a potential liability arising from these standby letters of credit is considered immaterial to the financial statements as a whole.

NOTE F:  PENDING ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force (EITF), a standard setting body working under the Financial Accounting Standards Board (FASB), reached a revised consensus on EITF Issue No. 03-1 and decided not to provide additional guidance on the meaning of other-than-temporary impairment and directed the staff to issue proposed FASB Staff Position (FSP) EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1," as final. The final FSP will supersede EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The final FSP (retitled FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments") will replace the guidance set forth in paragraphs 10-18 of EITF Issue No. 03-1 with references to existing other-than-temporary impairment guidance, such as Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," SEC Staff Accounting Bulletin No. 59, "Accounting for Noncurrent Marketable Equity Securities," and Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." FSP FAS 115-1 will codify the guidance set forth in EITF Topic No. D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP FAS 115-1 would be effective for other-than-temporary impairment analyses conducted in periods beginning after September 15, 2005. The issuance of FSP FAS 115-1 is not expected to significantly impact the Corporation's financial condition and results of operations.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005

NOTE F:  PENDING ACCOUNTING PRONOUNCEMENTS (continued)

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

On June 28, 2005, the FASB issued proposed FSP 123(R)-a, "Classification and Measurement of Freestanding Financial Instruments Originally Issued as Employee Compensation." This FSP defers the requirement of SFAS No. 123(R), that a freestanding financial instrument originally subject to SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable generally accepted accounting principles when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. Under the provisions of the proposed FSP, a freestanding financial instrument originally issued as employee compensation shall be subject to the recognition and measurement provisions of SFAS No. 123(R) throughout the life of the instrument, unless its terms are modified subsequent to the time the rights conveyed by the instrument are no longer dependent on the individual being an employee. The final FSP will be effective upon the adoption of SFAS No. 123(R).

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005

NOTE F:  PENDING ACCOUNTING PRONOUNCEMENTS (continued)

On August 31, 2005, the FASB issued FSP No. FAS 123 (R) -1, "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No.123(R)." This FSP defers indefinitely the requirement of SFAS No. 123 that a share-based payment to an employee subject to SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable generally accepted accounting principles when the rights conveyed by the instrument are no longer dependent on the holder being an employee. This deferral is important because many employee stock options and similar instruments include features (e.g., for tax withholding, share repurchase) that would have required liability classification and remeasurement each reporting period once the instrument no longer was subject to SFAS No. 123(R).

FSP No. FAS 123(R)-1 provides that a freestanding financial instrument issued to an employee in exchange for past or future employee services that is subject to SFAS No. 123 (R), or was subject to SFAS No. 123(R) upon initial adoption of SFAS No. 123(R), shall continue to be subject to the recognition and measurement provisions of SFAS No. 123(R) throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. Further, the FSP clarifies that the deferral only applies to awards issued in exchange for employee services. Any awards exchanged for nonemployee services or a combination of employee and nonemployee services (e.g., an award granted to an employee who terminates employment and continues to vest by providing substantive consulting services) would not be subject to the deferral.

As of September 30, 2005, the Corporation had not determined the method or assumptions that it will use to adopt SFAS No. 123(R) on January 1, 2006.

As permitted by SFAS No. 123, the Corporation currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, does not recognize compensation cost for employee stock options at the date of grant. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have an impact on the Corporation's consolidated results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Corporation adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note O to the annual consolidated financial statements for the year ended December 31, 2004 and Note D herein. SFAS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005

NOTE F:  PENDING ACCOUNTING PRONOUNCEMENTS (continued)

No. 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Corporation cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior annual periods for such excess tax deductions were $609,000, $504,000, and $56,000 in the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE G: SUBSEQUENT EVENT

On October 28, 2005, the Corporation issued a press release that reported a strategic restructuring designed to reposition the Company to better capitalize on growth opportunities in high potential markets. The restructuring, which resulted from an intensive examination of the Company's core retail banking franchise, encompasses three integrated initiatives:

•	Consolidation of its three subsidiary state bank charters into a single state chartered institution
•	Realignment of its existing branch network, closing eight overlapping and/or underperforming branches across the state
•	Reorganization of senior management to place a greater emphasis on internal growth initiatives

Management estimates that total costs for the restructuring will not exceed $1 million, and will be incurred primarily over the next nine months. Cost savings resulting from reduced compliance costs, staff reductions and branch closings had not been estimated as of the announcement date; however, the Corporation does not expect these savings to be material.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

SUMMARY

The Corporation's net income was $13.6 million in the third quarter of 2005, down 4.83% from net income of $14.3 million in the third quarter of 2004. Diluted earnings per share were $0.54 in the third quarter of 2005, down 5.26% from diluted earnings per share of $0.57 in the third quarter of 2004.

Return on average assets in the third quarter of 2005 was 1.42%, compared to 1.48% in the third quarter of 2004. Return on average equity in the third quarter of 2005 was 10.9%, compared to 12.0% in the third quarter of 2004.

Total assets were $3.84 billion as of September 30, 2005, up $78 million, or 2.07%, from total assets of $3.76 billion as of December 31, 2004.

Total loans increased $114.8 million, or 4.44%, from December 31, 2004 to $2.7 billion as of September 30, 2005. The increase in total loans was due to modest increases across all loan types.

Shareholders' equity increased $13.1 million, or 2.69%, from December 31, 2004 to $497.9 million as of September 30, 2005, or $19.82 per share, representing 12.96% of total assets. The increase in shareholders' equity was primarily attributable to retained net income.

RESULTS OF OPERATIONS

Net Interest Income

Interest income is the total amount earned on funds invested in loans, investment securities, interest-bearing deposits with nonaffiliated banks and federal funds sold. Interest expense is the amount of interest paid on interest-bearing checking and savings accounts, time deposits, reverse repurchase agreements, other borrowings - short term and Federal Home Loan Bank (FHLB) borrowings. Net interest income, on a fully taxable equivalent (FTE) basis, is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt commercial loans and investment securities. Net interest margin is calculated by dividing net interest income (FTE) by average interest-earning assets.

The presentation of net interest income on a FTE basis is not in accordance with generally accepted accounting principles ("GAAP") but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine tax equivalent net interest income were $0.41 million and $0.38 million for the third quarters of 2005 and 2004, respectively, and were $1.2 million for the first nine months of both 2005 and 2004. These adjustments were computed using a 35% tax rate.

Net interest income is the most important source of the Corporation's earnings and thus is critical in evaluating the results of operations. Changes in the Corporation's net interest income are influenced by a variety of factors, including changes in the level of interest-earning assets, changes in the mix of interest-earning assets and interest-bearing liabilities, the income or yield earned on those assets, the manner by which such interest-earning assets are funded (and the related cost of funding), and variations in interest sensitivity between interest-earning assets and interest-bearing liabilities. Certain macro-economic factors also influence net interest income, such as the level and direction of interest rates, the difference between short-term and long-term interest rates (the steepness of the yield curve), and the general strength of the economies in the Corporation's markets. Risk management plays an important role in the Corporation's level of net interest income. The ineffective management of credit risk, and more significantly interest rate risk, can adversely impact the Corporation's net interest income.

The Corporation's net interest income (FTE) in the third quarter of 2005 was $35.556 million, a $1.98 million, or 5.27%, decrease from the $37.533 million recorded in the third quarter of 2004. Net interest income (FTE) for the nine months ended September 30, 2005 was $107.955 million, compared to $111.547 million for the nine months ended September 30, 2004, which represented a decrease of $3.59 million or 3.22%. The decrease in net interest income in both periods was primarily attributable to a slight decrease in average interest-earning assets and the impact of the continued flattening of the interest yield curve. These factors were partially offset by a positive change in the mix of interest-earning assets, with average loans up $81 million, or 3.1%, in the third quarter of 2005, as compared to the third quarter of 2004, and up $62 million, or 2.4%, in the nine months ended September 30, 2005, as compared to the same time period in 2004.

Average interest-earning assets of $3.56 billion in the third quarter of 2005 were down $29.9 million or 0.83%, from the third quarter of 2004. During the nine months ended September 30, 2005, average interest-earning assets were $3.56 billion, $57.8 million or 1.60%, less than in the same time period in 2004. The reduction in average interest-earning assets during both time periods was primarily attributable to a reduction in investment securities. The Corporation's investment securities portfolio declined slightly, as investment securities maturities were used to fund the increase in total loans and offset a modest decline in total deposits.

The net interest margin was 3.96% in the third quarter of 2005, compared to 4.16% in the third quarter of 2004. The net interest margin for the nine months ended September 30, 2005 was 4.06%, compared to 4.12% for the first nine months of 2004.

The decreases in net interest margin during the three and nine months ended September 30, 2005, compared to these same time periods in 2004, were primarily attributable to the increases in the average yield on interest-earning assets not keeping pace with the increases in the average cost of interest-bearing liabilities. The average yield on interest-earning assets increased 38 basis points to 5.66% in the third quarter of 2005, while the average cost of interest-bearing liabilities increased 76 basis points to 2.22%. During the nine months ended September 30, 2005, the average yield on interest-earning assets increased 33 basis points to 5.58%, while the average cost of interest-bearing liabilities increased 54 basis points to 1.99%. Loan interest rates have been lower than expected in 2005 considering the interest rate environment, as the competition for loan volume remains strong in the Corporation's local markets.

The Corporation's competitive position within many of its market areas limits its ability to materially increase deposits without adversely impacting the weighted average cost of core deposits. The Corporation's ability to increase net interest income during the remainder of 2005 and into 2006 will be contingent on a number of factors, including but not limited to, the shape of the interest yield curve, the state of the economic climate in the markets that the Corporation serves, the degree of competition from other financial institutions for both loan customers and deposit accounts and the Corporation's ability to attract new customers to its subsidiary banks from competitor financial institutions for both loans and deposits.

AVERAGE BALANCES, TAX EQUIVALENT INTEREST, AND
TAX EQUIVALENT YIELDS AND RATES
(In thousands)

	Three Months Ended September 30
	2005			2004
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
ASSETS
Interest-earning Assets:
Loans	$ 2,677,776	$ 42,163	6.25%	$ 2,596,355	$ 38,464	5.89%
Taxable investment securities	745,991	6,950	3.70	865,992	8,066	3.71
Non-taxable investment securities	48,455	809	6.68	42,134	774	7.31
Federal funds sold	78,603	682	3.44	76,510	265	1.38
Interest-bearing deposits with unaffiliated banks	11,135	226	8.05	10,869	129	4.72
Total interest-earning assets	3,561,960	50,830	5.66	3,591,860	47,698	5.28
Less: Allowance for loan losses	33,907			33,830
Other Assets:
Cash and due from banks	108,908			114,328
Premises and equipment	45,867			47,909
Accrued income and other assets	117,722			122,803
Total Assets	$ 3,800,550			$ 3,843,070
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing Liabilities:
Interest-bearing demand deposits	$ 540,447	$ 1,976	1.45%	$ 526,615	$ 511	0.39%
Savings deposits	849,482	2,550	1.19	999,594	1,646	0.66
Time deposits	942,059	7,325	3.08	867,220	5,280	2.42
Reverse repurchase agreements	10,000	92	3.65	-	-	-
Other borrowings -- short-term	117,312	733	2.48	94,475	158	0.67
Federal Home Loan Bank borrowings	268,959	2,690	3.97	285,194	2,570	3.58
Total interest-bearing liabilities	2,728,259	15,274	2.22	2,773,098	10,165	1.46
Noninterest-bearing deposits	544,620			560,886
Total deposits and borrowed funds	3,272,879			3,333,984
Accrued expenses and other liabilities	31,266			35,469
Shareholders' equity	496,405			473,617
Total Liabilities and Shareholders' Equity	$ 3,800,550			$ 3,843,070
Net Interest Income (FTE)		$ 35,556			$ 37,533
Net Interest Margin (FTE)			3.96%			4.16%

AVERAGE BALANCES, TAX EQUIVALENT INTEREST, AND
TAX EQUIVALENT YIELDS AND RATES
(In thousands)

	Nine Months Ended September 30
	2005			2004
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
ASSETS
Interest-earning Assets:
Loans	$ 2,619,616	$ 121,435	6.20%	$ 2,557,822	$ 113,643	5.93%
Taxable investment securities	800,631	22,459	3.75	915,820	25,218	3.68
Non-taxable investment securities	44,868	2,335	6.86	43,291	2,428	7.48
Federal funds sold	74,121	1,586	2.86	83,215	668	1.07
Interest-bearing deposits with unaffiliated banks	18,912	741	5.24	15,828	292	2.46
Total interest-earning assets	3,558,148	148,556	5.58	3,615,976	142,249	5.25
Less: Allowance for loan losses	34,118			33,717
Other Assets:
Cash and due from banks	105,121			110,429
Premises and equipment	46,577			48,313
Accrued income and other assets	118,658			124,986
Total Assets	$ 3,794,386			$ 3,865,987
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing Liabilities:
Interest-bearing demand deposits	$ 550,634	$ 4,784	1.16%	$ 547,767	$ 1,400	0.34%
Savings deposits	880,464	6,814	1.03	1,016,071	5,055	0.66
Time deposits	923,288	19,924	2.89	893,337	16,196	2.42
Reverse repurchase agreements	4,505	123	3.65	-	-	-
Other borrowings -- short-term	104,229	1,526	1.96	89,548	357	0.53
Federal Home Loan Bank borrowings	263,722	7,553	3.83	279,297	7,694	3.68
Total interest-bearing liabilities	2,726,842	40,601	1.99	2,826,020	30,702	1.45
Noninterest-bearing deposits	544,819			533,653
Total deposits and borrowed funds	3,271,661			3,359,673
Accrued expenses and other liabilities	31,101			37,546
Shareholders' equity	491,624			468,768
Total Liabilities and Shareholders' Equity	$ 3,794,386			$ 3,865,987
Net Interest Income (FTE)		$ 107,955			$ 111,547
Net Interest Margin (FTE)			4.06%			4.12%

VOLUME AND RATE VARIANCE ANALYSIS
(In thousands)

	Three Months Ended September 30 2005 compared to 2004			Nine Months Ended September 30 2005 compared to 2004
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
			Combined			Combined
	Average Volume	Average Yield/Rate	Increase (Decrease)	Average Volume	Average Yield/Rate	Increase (Decrease)

CHANGES IN INTEREST INCOME ON INTEREST-EARNING ASSETS:
Loans	$ 1,104	$ 2,595	$ 3,699	$ 2,858	$ 4,934	$ 7,792
Taxable investment securities	(1,177)	61	(1,116)	(3,229)	470	(2,759)
Non-taxable investment securities	105	(70)	35	85	(178)	(93)
Federal funds sold	7	410	417	(81)	999	918
Interest-bearing deposits with unaffiliated banks	3	94	97	66	383	449
Total change in interest income on interest-earning assets	42	3,090	3,132	(301)	6,608	6,307
CHANGES IN INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	14	1,451	1,465	7	3,377	3,384
Savings deposits	(279)	1,183	904	(743)	2,502	1,759
Time deposits	478	1,567	2,045	549	3,179	3,728
Reverse repurchase agreements	92	-	92	123	-	123
Other borrowings--short-term	46	437	483	67	979	1,046
Federal Home Loan Bank borrowings	(157)	277	120	(443)	302	(141)
Total change in interest expense on interest-bearing liabilities	194	4,915	5,109	(440)	10,339	9,899
TOTAL INCREASE (DECREASE) IN NET INTEREST INCOME (FTE)	$ (152)	$ (1,825)	$ (1,977)	$ (139)	$ (3,731)	$ (3,592)

*Taxable equivalent basis using a federal income tax rate of 35%.

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

The provision for loan losses was $1.50 million in the third quarter of 2005, compared to $0.70 million in the third quarter of 2004, as well as $0.70 million in each of the first and second quarters of 2005. The provision for loan losses was $2.96 million and $2.11 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in the provision for loan losses during the three months ended September 30, 2005, as compared to the third quarter of 2004, was primarily driven by an increase in the Corporation's nonperforming commercial and commercial real estate loans and other watch loans, and also the overall increase in total loans, during the third quarter of 2005. Nonperforming loans were $20.3 million as of September 30, 2005, an increase of $4.2 million from June 30, 2005 and up $10.2 million from December 31, 2004. The increase in nonperforming loans in 2005 was primarily attributable to an increase in loans past due 90 days or more, which have increased $8.7 million during the nine months ended September 30, 2005. Loans past due 90 days or more, as of September 30, 2005, include two commercial real estate loans totaling $5.0 million. Based on the collateral evaluation of these loans as of September 30, 2005, the Corporation does not expect to record an additional provision for loan losses related to these two loans.

Net loan charge-offs were $0.72 million in the third quarter of 2005 and $0.62 million in the third quarter of 2004. Net loan charge-offs for the nine months ended September 30, 2005 and 2004 were $2.52 million and $1.66 million, respectively. Net loan charge-offs as a percentage of average total loans were 0.13% during the nine months ended September 30, 2005, compared to 0.09% during the same time period in 2004.

Economic conditions in the Corporation's markets, all within Michigan, were generally less favorable than those nationwide during the third quarter of 2005. Forward-looking indicators suggest these economic conditions may continue for the remainder of 2005.

At September 30, 2005, the allowance was $34.6 million, an increase of $0.4 million from the $34.2 million at December 31, 2004. The allowance as a percentage of total period-end loans was 1.28% at September 30, 2005, compared to 1.32% at December 31, 2004.

Noninterest Income

The following schedule includes the major components of noninterest income during the three and nine months ended September 30, 2005 and 2004.

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Service charges on deposit accounts	$ 5,406	$ 4,970	$ 15,136	$ 14,281
Trust and investment management services revenue	1,891	1,761	5,963	5,541
Other fees for customer services	702	545	1,718	1,551
Electronic banking fees	813	738	2,152	1,801
Investment fees	637	111	1,370	482
Insurance commissions	236	312	744	1,226
Mortgage banking revenue	322	960	1,292	2,820
Investment securities gains	3	9	1,174	1,259
Other	239	217	633	629
Total Noninterest Income	$ 10,249	$ 9,623	$ 30,182	$ 29,590

Noninterest income increased $0.63 million, or 6.5%, in the third quarter of 2005, compared to the third quarter of 2004. The Corporation experienced increases in a number of noninterest income categories, including service charges on deposit accounts of $0.44 million, or 8.8%, trust and investment management services revenue of $0.13 million, or 7.4%, other fees for customer services of $0.16 million, or 28.8%, electronic banking fees of $0.08 million, or 10.2%, and investment fees of $0.53 million, or 474%. Service charges on deposits accounts were positively impacted by a fee increase on certain customer activity effective August 1, 2005. The increase in investment fees was primarily attributable to a change in the operation of this program, which is explained in more detail herein. The increases in noninterest income were largely offset by a continued reduction in mortgage banking revenue. Mortgage banking revenue of $0.32 million in the third quarter of 2005 was down $0.64 million, or 66.5%, from the third quarter of 2004. The majority of the reduction in mortgage banking revenue between the third quarter of 2005 and the third quarter of 2004 was attributable to a $0.4 million reversal of previously recorded impairment on mortgage servicing rights during the third quarter of 2004.

Noninterest income of $30.2 million during the nine months ended September 30, 2005 was $0.59 million, or 2.0%, higher than the prior year period. On a year-to-date basis in 2005, as compared to the prior year, the Corporation experienced increases in services charges on deposit accounts of $0.86 million, or 6.0%, trust and investment management services revenue of $0.42 million, or 7.6%, other fees for customer services of $0.17 million, or 10.8%, electronic banking fees of $0.35 million, or 19.5%, and investment fees of $0.89 million, or 184%. These increases were mostly offset by a $0.48 million, or 39.3%, decline in insurance commissions and a $0.09 million decrease in investment securities gains, but more significantly by a $1.53 million, or 54.2%, decrease in mortgage banking revenue. Based on current market interest rates of residential mortgage loans and slower economic conditions, we expect both the level of mortgage refinance activity and new mortgage originations to continue to be below 2004 levels during the remainder of 2005.

Investment fees were up $0.53 million in the third quarter of 2005 and $0.89 million for the nine months ended September 30, 2005, compared to the same periods in 2004. These increases were primarily attributable to a change in the operation of the Corporation's "CFC Investment Center" program that became effective January 1, 2005. Prior to January 1, 2005, the sales of mutual fund and annuity investment products and life insurance products were accomplished through a third party vendor relationship. The Corporation virtually had no operating expenses associated with this program through December 31, 2004, as the individuals responsible for the sale of these products were employees of the third party vendor. Effective January 1, 2005, the Corporation brought the program in-house and the employees of the third party vendor associated with the CFC Investment Center program became employees of the Corporation. The Corporation continued to utilize the same third party vendor to facilitate the operation of the CFC Investment Center program in 2005 as in 2004. Accordingly, the percentage of investment fees earned increased as of January 1, 2005, although the operating expenses of the program also increased as of this date. On a comparable basis, net revenues (fees earned less operating costs) of the CFC Investment Center program were approximately $0.3 million and $0.1 million during the three months ended September 30, 2005 and 2004, respectively, and approximately $0.5 million during the nine month periods ended both September 30, 2005 and 2004.

Accordingly, excluding investment fees earned from the CFC Investment Center program, total noninterest income for the three months ended September 30, 2005 was approximately $0.1 million or 1.0%, higher than in the three months ended September 30, 2004 and was approximately $0.3 million, or 1.0%, less during the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004.

Operating Expenses

The following schedule includes the major components of operating expenses for the three and nine months ended September 30, 2005 and 2004.

(In thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Salaries and wages	$ 11,381	$ 11,122	$ 33,931	$ 34,052
Employee benefits	3,023	3,263	9,711	9,827
Occupancy	2,346	2,237	7,067	6,976
Equipment	2,134	2,376	6,686	6,921
Postage and courier	632	761	1,932	2,383
Stationery and supplies	288	260	832	775
Professional fees	1,249	870	3,339	2,696
Michigan single business tax	531	443	1,560	1,361
Advertising and marketing	434	344	1,228	1,188
Intangible asset amortization	490	565	1,624	1,717
Telephone	379	436	1,258	1,263
Other	1,952	1,822	5,417	5,420
Total Operating Expenses	$ 24,839	$ 24,499	$ 74,585	$ 74,579

Total operating expenses increased $0.34 million, or 1.4%, in the third quarter of 2005, compared to the third quarter of 2004, and remained approximately the same during the nine months ended September 30, 2005, compared to the same period in the prior year. The increase in operating expenses between the third quarter of 2005 and 2004 was primarily attributable to increases in salaries and wages, external audit fees, consulting fees, and use taxes on computer software license agreements.

The Corporation had 1,398 employees on a full-time equivalent basis as of September 30, 2005, compared to 1,387 employees as of September 30, 2004. Salaries and wages were up $0.26 million, or 2.3%, during the three months ended September 30, 2005, and down $0.12 million, or 0.4%, during the nine months ended September 30, 2005, compared to the same time periods in 2004. The increase in salaries and wages during the third quarter of 2005 was net of a decrease in incentive compensation expense. Incentive compensation expense was $0.46 million lower in the third quarter of 2005 than in the third quarter of 2004. Incentive compensation expense was $0.03 million during the third quarter of 2005, compared to $0.69 million in each of the first two quarters of 2005, and $0.49 million during the third quarter of 2004.

Total employee benefits expense during the nine months ended September 30, 2005 was $9.71 million, a decrease of $0.12 million, or 1.2%, compared to the same period in the prior year. The majority of the decrease in benefits costs in 2005, as compared to 2004, was attributable to a reduction in postretirement benefit plan expense. Postretirement benefit plan expense of $0.01 million during the nine months ended September 30, 2005 was $0.25 million lower than during the same period in 2004, primarily resulting from a reduction in the amortization of unrecognized losses that occurred due to the extension of the amortization period. The amortization period was lengthened as virtually all participants were vested as of December 31, 2004, and therefore the amortization period of the unrecognized loss in the postretirement benefit plan is the average remaining lives of the participants.

Professional fees of $1.25 million in the third quarter of 2005, were up $0.38 million, or 44%, over the third quarter of 2004. On a year-to-date basis in 2005, as compared to the prior year, professional fees increased $0.64 million, or 23.9%. These increases were primarily attributable to an increase in external audit fees, and also to increased consulting fees related to the analysis of the branch delivery system.

Equipment costs decreased $0.24 million, or 3.4%, and postage and courier fees decreased $0.45 million, or 18.9%, between the nine months ended September 30, 2005 and 2004.

Income Tax Expense

The Corporation's effective federal income tax rate was 28.6% in the third quarter of 2005, compared to 33.7% in the third quarter of 2004. The Corporation's federal income tax provision in the third quarter of 2005 was reduced by $0.94 million as a result of federal income tax reserves expiring on September 30, 2005. The Corporation's effective federal income tax rate was 32.1% for the nine months ended September 30, 2005, compared to 33.2% for the nine months ended September 30, 2004. Additionally, a portion of the difference between the year-to-date effective rate in 2005, as compared to 2004, was attributable to the Corporation using a capital loss carryover of $0.19 million in the first quarter of 2004 to offset the gain of investment securities sold by the parent company. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate is primarily a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense, other nondeductible expenses and tax credits.

BALANCE SHEET CHANGES

Loans

The Corporation's philosophy is such that it will not compromise on loan quality and generally does not make loans outside its banking markets to grow its loan portfolio. In addition, the Corporation generally does not participate in syndicated loans, which is a method utilized by many financial institutions to increase the size of their loan portfolios. The Corporation's loan portfolio is generally diversified geographically within the State of Michigan, as well as along industry lines and, therefore, the Corporation believes that its loan portfolio is reasonably sheltered from material adverse local economic trends.

Total loans as of September 30, 2005 were $2.70 billion, up $114.8 million or 4.44%, compared to $2.59 billion as of December 31, 2004. Loans increased modestly across all categories during the third quarter of 2005.

Residential real estate loans increased $23.0 million, or 3.0%, from December 31, 2004 to $783.8 million as of September 30, 2005. Residential real estate loans represented 29.0% of the Corporation's loan portfolio as of September 30, 2005 and 29.4% as of December 31, 2004. The Corporation's residential real estate loans primarily consist of one- to four-family residential loans with original terms of fifteen years or less. The loan-to-value ratio at time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance or are sold in the secondary market. During 2004 and the first nine months of 2005, fixed rate mortgages with terms of fifteen or more years were generally sold in the secondary market.

Real estate construction loans increased $26.1 million, or 21.6%, from December 31, 2004 to $147.0 million as of September 30, 2005. Real estate construction loans represented 5.4% and 4.7% of the Corporation's loan portfolio as of September 30, 2005 and December 31, 2004, respectively. Construction lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser of the property if it will not be owner-occupied. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market area, using conservative underwriting guidelines, and closely monitoring the construction process.

Commercial loans increased $35.2 million, or 7.5%, from December 31, 2004 to $504.2 million as of September 30, 2005. The increase in commercial loans was due to a continued emphasis on this type of lending. Commercial loans represented 18.7% and 18.1% of the Corporation's loan portfolio as of September 30, 2005 and December 31, 2004, respectively.

Commercial real estate loans increased $10.4 million, or 1.5%, from December 31, 2004 to $708.2 million as of September 30, 2005. The growth in commercial real estate loans occurred in the second quarter of the year, with the economic climate in the Corporation's local markets showing some signs of improvement during this time period. This momentum did not continue into the third quarter as the economic climate in Michigan has weakened relative to the overall economy nationwide. Commercial real estate loans represented 26.2% of the Corporation's loan portfolio as of September 30, 2005 and 27.0% as of December 31, 2004.

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

Consumer loans increased $20.2 million, or 3.8%, from December 31, 2004 to $557.3 million as of September 30, 2005. Consumer loans increased $15.0 million in the first half of 2005, while increasing $5.2 million, or 0.9%, in the third quarter of 2005. The more significant increase during the first half of the year was due largely to a successful consumer loan promotion campaign in the second quarter of 2005 that was enhanced by certain automobile manufacturer discounts offered nationwide. Consumer loans represented 20.6% of the Corporation's loan portfolio as of September 30, 2005 and 20.8% as of December 31, 2004.

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

Nonperforming loans consist of loans which are past due as to principal or interest by 90 days or more and are still accruing interest, loans for which the accrual of interest has been discontinued, and other loans which have been restructured to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $20.3 million as of September 30, 2005 and $10.1 million as of December 31, 2004, and represented 0.75% and 0.39% of total loans, respectively. The increase in nonperforming loans was due primarily to an increase in loans past due 90 days or more, and also to a slight increase in nonaccrual loans.

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

Impaired loans totaled $5.1 million as of September 30, 2005 and $4.6 million as of December 31, 2004. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the allowance for loan losses allocated to these impaired loans was $1.2 million at September 30, 2005 and, after reclassification adjustments, $2.5 million at December 31, 2004. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from the estimates used on these loans.

The allowance for loan losses was $34.6 million at September 30, 2005 and represented 1.28% of total loans, compared to $34.2 million, or 1.32% of total loans at December 31, 2004.

Total Assets

Total assets were $3.84 billion as of September 30, 2005, an increase of $78 million, or 2.07%, from total assets of $3.76 billion as of December 31, 2004. The majority of the increase in total assets in 2005 was attributable to an increase in federal funds sold, which increased approximately $42 million since December 31, 2004. The increase in federal funds sold was attributable to an increase in deposits of municipalities, which are seasonal in nature. These types of deposits are not considered core deposits and therefore are generally invested for short periods of time, to match the expected duration of the municipal deposits.

LIQUIDITY

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demands and deposit withdrawals and to capitalize on opportunities for business expansion. The banking subsidiaries' primary liquidity sources consist of investment securities, those designated as held to maturity maturing within one year and those classified as available for sale, loan payments, FHLB borrowings, reverse repurchase agreements, other short-term borrowings and federal funds sold.

The Corporation's total loan to deposit ratio as of September 30, 2005 and December 31, 2004 was 92.8% and 90.3%, respectively.

FHLB borrowings totaled $269 million as of September 30, 2005, compared to $285 million as of December 31, 2004. The FHLB borrowings are collateralized by a blanket lien on qualified one- to four-family residential mortgage loans. The carrying value of these mortgage loans was $711 million, which represented a total borrowing capacity based on existing collateral of $491 million as of September 30, 2005. Therefore, the Corporation's additional borrowing availability through the FHLB at September 30, 2005 under the blanket lien agreement was $222 million. The FHLB's willingness to lend up to the total borrowing capacity is contingent upon, but not limited to, the acceptability of the Corporation's three subsidiary banks' financial condition at the time of each credit request, as well as the Corporation's three subsidiary banks' compliance with all applicable collateral requirements, regulations, laws, and FHLB policies. The Corporation has the option to pledge additional qualified loans and investment securities to potentially create additional borrowing availability with the FHLB.

Reverse repurchase agreements are a means of raising funds in the capital markets by providing specific securities as collateral. On May 31, 2005, the Corporation entered into a $10,000,000 reverse repurchase agreement with another financial institution by selling $11,000,000 in U.S. treasury notes under an agreement to repurchase these notes.

The following table shows required principal payments on FHLB borrowings and reverse repurchase agreements (in thousands):

October 1, 2005 - December 31, 2005	$32,195
2006	133,692
2007	15,023
2008	55,024
2009	25
Thereafter	43,000
Total	$278,959

The Corporation has various commitments that may impact liquidity. The following table summarizes the Corporation's commitments and expected expiration dates by period at September 30, 2005. Since the majority of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.

(In thousands)	September 30, 2005 Expected Expiration Dates by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unused commitments to extend credit	$ 177,525	$ 63,035	$ 73,037	$ 59,491	$ 373,088
Undisbursed loans	123,915	-	-	-	123,915
Standby letters of credit	20,453	28,356	1,768	-	50,577
Total commitments	$ 321,893	$ 91,391	$ 74,805	$ 59,491	$ 547,580

CAPITAL RESOURCES

As of September 30, 2005, shareholders' equity was $497.9 million, compared to $484.8 million as of December 31, 2004, resulting in an increase of $13.1 million, or 2.7%. Shareholders' equity as a percentage of total assets was 13.0 % as of September 30, 2005 and 12.9% as of December 31, 2004.

A statement of changes in shareholders' equity covering the nine-month periods ended September 30, 2005 and September 30, 2004 follows (in thousands):

	Nine Months Ended September 30
	2005	2004
Total shareholders' equity as of January 1	$484,836	$458,049
Comprehensive income:
Net income	40,324	42,281
Change in unrealized net gains on securities
available for sale, net of tax	(6,004)	(7,417)
Total comprehensive income	34,320	34,864

Cash dividends paid	(19,992)	(19,027)
Shares repurchased	(2,183)	-
Shares issued from stock option plans	916	4,942
Total shareholders' equity as of end of period	$497,897	$478,828

The following table represents the Corporation's regulatory capital ratios as of September 30, 2005:

	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Chemical Financial Corporation - actual ratio	11.60%	16.25%	17.50%
Regulatory minimum ratio	3.00	4.00	8.00
Ratio considered "well capitalized" by regulatory agencies	5.00	6.00	10.00

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at September 30, 2005 exceed the regulatory agencies ratios to be considered "well capitalized" partially due to the Corporation holding $99 million in investment securities and other assets which are assigned a 0% risk rating; $889 million in assets, primarily investment securities, which are assigned a 20% risk rating; and $939 million in residential real estate mortgages and other assets which are assigned a 50% risk rating. These three risk ratings (0%, 20% and 50%) represented 47% of the Corporation's total risk-based assets (including off-balance sheet items) as of September 30, 2005.

The following table shows stock repurchase activity by the Corporation during the periods indicated:

	Three Months Ended September 30
	2005	2004

Number of shares repurchased	16,495	4,076
Average price of shares repurchased	$32.10	$34.12

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the purchases of equity securities by the Corporation during the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2005
Common Stock Repurchase Program	-	-	-	441,800
Employee Transactions	1,363	$34.68	N/A	N/A

August 1-31, 2005
Common Stock Repurchase Program	14,000	31.80	14,000	427,800
Employee Transactions	-	-	N/A	N/A

September 1-30, 2005
Common Stock Repurchase Program	-	-	-	427,800
Employee Transactions	1,132	32.68	N/A	N/A

Total	16,495	$32.10	14,000	427,800

On April 22, 2005, the Corporation publicly announced that its Board of Directors had authorized management to purchase up to 500,000 shares of the Corporation's common stock. The repurchased shares are available for later reissue in connection with potential future stock dividends, the Corporation's dividend reinvestment plan, employee benefit plans and other general corporate purposes. This authorization replaced all prior share repurchase authorizations.

Employee transactions include shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options during the applicable period. The Corporation's stock compensation plans permit employees to use stock to satisfy such obligations based on the market value of the stock on the date of exercise.

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

CHEMICAL FINANCIAL CORPORATION

Date: November 4, 2005	By: /s/ David B. Ramaker
David B. Ramaker Chief Executive Officer and President (Principal Executive Officer)

Date: November 4, 2005	By: /s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Restated Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. Here incorporated by reference.

31.1	Certification. Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.