Form 10-K
period 2005-12-31
CHEMICAL FINANCIAL CORP
filed 2006-03-13
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
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

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
Chemical Financial Corporation
Common Stock, $1 Par Value Per Share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes    X     No ____

Indicate by check mark if the registrant is not required to file reports pursuant to Sections 13 or Section 15(d) of the Act.  Yes  ____ No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (   )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   X      Accelerated filer ____ Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ____ No   X

The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates of the registrant as of June 30, 2005, determined using the average bid and asked price of the registrant's common stock on June 30, 2005, as quoted on The Nasdaq Stock Market, was $742,882,722.

The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2006:

Common stock, $1 par value per share - 25,099,917 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2005, are incorporated by reference in Parts I and II (Items 1 and 5-9A).
Portions of the registrant's Proxy Statement (dated March 10, 2006) for its April 17, 2006 annual shareholders' meeting are incorporated by reference in Parts II and III (Items 5 and 10-14).

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

Risk factors include, but are not limited to, the risk factors described in Item 1A ("Risk Factors") of this report; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; opportunities for acquisitions and the effective completion of acquisitions and integration of acquired entities; and the local and global effects of the ongoing war on terrorism and other military actions, including actions in Iraq. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

PART I

Item 1.  Business.

Chemical Financial Corporation ("Chemical" or the "Corporation") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and incorporated in the State of Michigan. Chemical was organized under Michigan law in August 1973, and is headquartered in Midland, Michigan. Chemical was substantially inactive until June 30, 1974, when it acquired Chemical Bank and Trust Company (CBT), pursuant to a reorganization in which the former shareholders of CBT became shareholders of Chemical.

In addition to the acquisition of CBT, the Corporation acquired nineteen community banks and thirteen branch bank offices through December 31, 2005 and had consolidated these acquisitions into three commercial bank subsidiaries. The Corporation completed a corporate organizational restructuring on December 31, 2005 which consolidated its three commercial bank charters into one commercial bank charter. Chemical Bank Shoreline, headquartered in Benton Harbor, Michigan and Chemical Bank West, headquartered in the Grand Rapids area of Michigan, were merged into the Corporation's remaining commercial bank subsidiary, CBT, headquartered in Midland, Michigan. CBT's name was changed to Chemical Bank on December 31, 2005. Chemical's sole bank subsidiary, Chemical Bank, will continue to operate through an organizational structure of community banks. The organizational restructuring included changes in the responsibilities of certain executive officers to place a greater emphasis on internal growth initiatives. These executive officer position changes became effective on January 1, 2006 and are discussed herein under the heading "Supplemental Item. Executive Officers of the Registrant."

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

At December 31, 2005, Chemical was the fourth largest bank holding company headquartered in Michigan, measured by total assets, and together with its subsidiaries, employed a total of 1,376 full-time equivalent employees.

Chemical's business is concentrated in a single industry segment - commercial banking. Chemical's bank subsidiary offers a full range of commercial banking and fiduciary products and services. These include business and personal checking accounts, savings and individual retirement accounts, time deposit instruments, electronically accessed banking products, residential and commercial real estate financing, commercial lending, consumer financing, debit cards, safe deposit services, automated teller machines, access to insurance and investment products, money transfer services, corporate and personal trust services and other banking services.

The principal markets for these financial services are the communities within Michigan in which the branches of Chemical's bank subsidiary are located and the areas surrounding these communities. As of December 31, 2005, Chemical and its bank subsidiary served these markets through 132 banking offices and one loan production office across 32 counties, all in the lower peninsula of Michigan. In addition to the banking offices, the subsidiary bank operated 132 automated teller machines, both on- and off-bank premises, as of December 31, 2005.

Chemical Bank's largest loan category is residential real estate mortgages. At December 31, 2005, residential real estate loans totaled $789 million, or 29.1% of consolidated total loans. Residential real estate loans increased $27.8 million or 3.7% during 2005. The increase in residential real estate loans during 2005 was primarily attributable to growth in the adjustable interest rate loan type that includes a fixed interest rate period for three, five or seven years. Market interest rates on this type of loan decreased during 2005 making these loans more attractive to customers. The Corporation generally keeps adjustable interest rate loans in its loan portfolio, rather than selling them in the secondary mortgage market.

The Corporation's general practice is to sell residential real estate loan originations with maturities of fifteen years and longer in the secondary market. The Corporation sold $111 million of long-term fixed rate residential real estate loans during 2005. This compares with $153 million and $409 million of residential real estate loans sold during 2004 and 2003, respectively. The decrease in loans sold in 2005 was attributable to the continuing decline in residential loan refinancing volume and the growth in adjustable interest rate residential real estate loans that are kept in the loan portfolio.

The Corporation realized growth in commercial and real estate commercial loans in 2005, as the focus over the past three years has been to increase such loans. Commercial loans increased $48.9 million, or 10.4%, and real estate commercial loans increased $6.9 million, or 1.0%, during 2005. Commercial and real estate commercial loans combined comprised 45.1%, 45.1% and 41.7% of consolidated total loans as of December 31, 2005, 2004 and 2003, respectively.

The principal source of revenue for Chemical is interest and fees on loans, which accounted for 69% of total revenues in 2005, 67% of total revenues in 2004 and 65% of total revenues in 2003. Interest on securities is also a significant source of revenue, accounting for 13% of total revenues in 2005, 15% of total revenues in 2004 and 17% of total revenues in 2003. Chemical has no foreign loans, assets or activities. No material part of the business of Chemical or its subsidiaries is dependent upon a single customer or very few customers.

The business of banking is highly competitive. In addition to competition from other commercial banks, banks face significant competition from nonbank financial institutions. Savings associations and credit unions compete aggressively with commercial banks for deposits and loans, and credit unions and finance companies are particularly significant factors in the consumer loan market. Banks compete for deposits with a broad range of other types of investments, the most significant of which, over the past few years, have been mutual funds and annuities. Insurance companies and investment firms are also significant competitors for customer deposits. In response to this increased competition for customers' bank deposits, the Corporation's subsidiary bank, through CFC Investment Centers, offers a broad array of mutual funds, annuity products and market securities through an alliance with an independent, registered broker/dealer. In addition, the Trust and Investment Management Services department (Trust Department) of Chemical Bank offers customers a variety of investment products and services. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on loans and fees charged for services) and service (convenience and quality of services rendered to customers).

The nature of the business of Chemical's bank subsidiary is such that it holds title to numerous parcels of real property. These properties are primarily owned for branch offices; however, Chemical and its bank subsidiary may hold properties for other business purposes, as well as on a temporary basis for properties taken in, or in lieu of foreclosure, to satisfy loans in default. Under current state and federal laws, present and past owners of real property may be exposed to liability for the cost of clean up of contamination on or originating from those properties, even if they are wholly innocent of the actions that caused the contamination. These liabilities can be material and can exceed the value of the contaminated property.

Supervision and Regulation

Banks and bank holding companies are extensively regulated. As of December 31, 2005, Chemical's sole bank subsidiary, Chemical Bank, was chartered by the State of Michigan and supervised, examined and regulated by the Michigan Office of Financial and Insurance Services. Chemical Bank is a member of the Federal Reserve System and supervised, examined and regulated by the Federal Reserve System. Deposits of Chemical Bank are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law. Chemical has elected to be regulated by the Board of Governors of the Federal Reserve System (Federal Reserve Board) as a financial holding company under the Bank Holding Company Act of 1956.

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

Chemical is a legal entity separate and distinct from its subsidiary bank and non-bank subsidiaries. Chemical's primary source of funds is dividends paid to it by its subsidiaries. Federal and state banking laws and regulations limit both the extent to which Chemical's subsidiary bank can lend or otherwise supply funds to Chemical or certain of its affiliates and also place certain restrictions on the amount of dividends the subsidiary bank of Chemical may pay to Chemical.

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

Under Federal law, the FDIC has the authority to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources, and to establish semi-annual assessment rates on Bank Insurance Fund (BIF) member banks, so as to maintain the BIF at the designated reserve ratio defined by law. The semi-annual assessment rate of the FDIC is based upon a system of risk-based premiums for deposit insurance, pursuant to which the premiums paid by a depository institution are based on the probability that the BIF will incur a loss in respect of such institution.

The recapitalization of the Savings Association Insurance Fund (SAIF) was accomplished through the enactment of The Deposit Insurance Funds Act of 1996 (Funds Act). This legislation authorized the Financing Corporation (FICO) to impose periodic assessments on depository institutions that are members of the BIF, in addition to institutions that are members of the SAIF. The purpose of these periodic assessments is to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until the change in the law, only SAIF-member institutions bore the cost of funding these interest payments. FDIC premiums, which consisted exclusively of the FICO assessment, were $0.41 million in 2005, $0.44 million in 2004 and $0.45 million in 2003.

Federal law also contains a "cross-guarantee" provision that could result in insured depository institutions owned by Chemical being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by Chemical. Under Federal Reserve Board policy, Chemical is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support its subsidiary bank.

Banks are subject to the provisions of the Community Reinvestment Act of 1977 (CRA). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, consistent with the safe and sound operation of the institution. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank that has applied to: (1) obtain deposit insurance coverage for a newly chartered institution, (2) establish a new branch office that will accept deposits, (3) relocate an office, or (4) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or another bank holding company, the Federal Reserve Board will assess the CRA compliance record of each subsidiary bank of the applicant bank holding company, and such compliance records may be the basis for denying the application.

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

Mergers, Acquisitions, Consolidations and Divestitures

The following is a summary of the business combinations, consolidations and divestitures completed during the three-year period ended December 31, 2005.

The Corporation completed a corporate organizational restructuring on December 31, 2005 which consolidated its three commercial bank charters into one commercial bank charter. Chemical Bank Shoreline, headquartered in Benton Harbor, Michigan and Chemical Bank West, headquartered in the Grand Rapids area of Michigan, were merged into the Corporation's remaining commercial bank subsidiary, CBT, headquartered in Midland, Michigan. CBT's name was changed to Chemical Bank on December 31, 2005.

On October 22, 2004, CBT sold its branch bank office located in Frandor, Michigan to Republic Bank. The branch had total deposits of approximately $6 million as of the date of sale. In December 2004, the Corporation sold its property and casualty insurance book of business.

The Corporation acquired Caledonia Financial Corporation (Caledonia), a one-bank holding company headquartered in Caledonia, Michigan, on December 1, 2003. As of that date, Caledonia had total assets of $211 million, total loans of $184 million, total deposits of $171 million and shareholders' equity of $22.3 million. Shareholders of Caledonia received $39.00 cash for each share of Caledonia common stock in a taxable transaction. The total value of the transaction was approximately $56.8 million, of which $52.3 million was paid in cash and $4.5 million represented the value of stock options. The purchase price represented a premium over book value of $34.5 million. The acquisition was accounted for by the purchase method of accounting; therefore, the financial results of Caledonia's operations are included from the acquisition date, with no restatement of prior period amounts.

On September 30, 2003, the Corporation consolidated CFC Data Corp, its wholly-owned data processing subsidiary, into the parent.

The information under the following captions in the registrant's Annual Report to Shareholders for the year ended December 31, 2005, further describes the business of Chemical and is here incorporated by reference (tables are included under the caption "Management's Discussion and Analysis"):
Caption	Pages

Five-Year Summary of Selected Financial Data	2
Table 1. Average Balances, Tax Equivalent Interest and
Effective Yields and Rates	7
Table 2. Volume and Rate Variance Analysis	8
Table 3. Summary of Loans and Loan Loss Experience	11
Table 4. Comparison of Loan Maturities and Interest Sensitivity	12
Table 5. Nonperforming Assets	13
Table 6. Allocation of the Allowance For Loan Losses	17
Table 7. Noninterest Income	17
Table 8. Operating Expenses	18
Table 9. Maturities and Yields of Investment Securities
at December 31, 2005	21
Table 10. Summary of Investment Securities	21
Table 11. Maturity Analysis of Investment Securities	22
Management's Discussion and Analysis subheadings:
"Net Interest Income," "Loans," "Nonperforming
Assets," "Provision and Allowance For Loan Losses," "Liquidity Risk"
and "Market Risk"	7-24
Table 12. Maturity Distribution of Time Deposits of $100,000 or More	22
Table 13. Financial Obligations	23
Table 14. Commitments	23
Note C - Investment Securities	41-43
Note E - Loans	44-45
Note J - Short-term Borrowings	49

Chemical's internet website is located at www.chemicalbankmi.com. Chemical provides, free of charge in the "Investor Information" section of its website, copies of all periodic reports and amendments to such reports that Chemical files with the Securities and Exchange Commission, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Chemical posts such reports to its website as soon as reasonably practicable after each report has been filed with or furnished to the Securities and Exchange Commission.

Item 1A.  Risk Factors.

The Corporation's business model is subject to many risks and uncertainties. Although the Corporation seeks ways to manage these risks and develop programs to control those that management can, the Corporation ultimately cannot predict the future. Actual results may differ materially from management's expectations. Some of these significant risks and uncertainties are discussed below. The risks and uncertainties described below are not the only ones that the Corporation faces. Additional risks and uncertainties of which the Corporation is unaware, or that it currently deems immaterial, also may become important factors that affect the Corporation and its business. If any of these risks were to occur, the Corporation's business, financial condition or results of operations could be materially and adversely affected.

Investments in Chemical common stock involve risk.

The market price of Chemical common stock may fluctuate significantly in response to a number of factors, including:
•	Variations in quarterly or annual operating results
•	Changes in interest rates
•	New developments in the banking industry
•	Regulatory actions
•	Volatility of stock market prices and volumes
•	Changes in market valuations of similar companies
•	Changes in securities analysts' estimates of financial performance
•	New litigation or contingencies or changes in existing litigation or contingencies
•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies
•	Rumors or erroneous information

Asset quality could be less favorable than expected.

A significant source of risk for the Corporation arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements. Most loans originated by the Corporation are secured, but some loans are unsecured depending on the nature of the loan. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of real and personal property that may be insufficient to cover the obligations owed under such loans. Collateral values may be adversely affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, terrorist activity, environmental contamination and other external events. In addition, collateral appraisals that are out of date or that do not meet industry recognized standards may create the impression that a loan is adequately collateralized when in fact it is not.

General economic conditions in the state of Michigan could be less favorable than expected.

The Corporation is affected by general economic conditions in the United States, although most directly within Michigan. A further economic downturn within Michigan could negatively impact household and corporate incomes. This impact may lead to decreased demand for both loan and deposit products and increase the number of customers who fail to pay interest or principal on their loans.

If Chemical does not adjust to changes in the financial services industry, its financial performance may suffer.

Chemical's ability to maintain its historically stable and consistent financial performance and return on investment to shareholders will depend in part on its ability to maintain and grow its core deposit customer base and expand its financial services to its existing customers. In addition to other banks, competitors include credit unions, securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in the economic environment within the state of Michigan, regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. New competitors may emerge to increase the degree of competition for Chemical's customers and services. Financial services and products are also constantly changing. Chemicals financial performance will also depend in part upon customer demand for Chemical's products and services and Chemical's ability to develop and offer competitive financial products and services.

Changes in interest rates could reduce Chemical's income and cash flow.

Chemical's income and cash flow depends, to a great extent, on the difference between the interest earned on loans and securities, and the interest paid on deposits and other borrowings. Market interest rates are beyond Chemical's control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies including, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates and interest rate relationships, will influence the origination of loans, the purchase of investments, the generation of deposits and the rate received on loans and securities and paid on deposits and other borrowings.

Additional risks and uncertainties could have a negative effect on financial performance.

Additional factors could have a negative effect on the financial performance of Chemical and Chemical's common stock. Some of these factors are financial market conditions, changes in financial accounting and reporting standards, new litigation or changes in existing litigation, regulatory actions and losses.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The executive offices of Chemical, the main office of Chemical Bank and CFC Financial Services, Inc. are located in a three story, approximately 74,000 square foot, office building in downtown Midland, which is 100% owned by Chemical Bank. The Trust Department of Chemical Bank is headquartered in a separate three story, approximately 35,000 square foot, office building in downtown Midland, which is 100% owned by Chemical. As of December 31, 2005, the Trust Department was utilizing approximately one-third of the available space in the building and the remainder was leased to an unaffiliated business. The lease to the unaffiliated business expired in February 2006 and was not renewed.

Chemical's subsidiary bank, Chemical Bank, conducts business from a total of 132 banking offices and one loan production office as of December 31, 2005. These offices are located in the lower peninsula of Michigan. Of the total offices, 126 are owned by the subsidiary bank and seven are leased from independent parties with remaining lease terms of two years and four months to nine years. This leased property is considered insignificant.

Item 3.  Legal Proceedings.

Chemical's bank subsidiary is a party, as plaintiff or defendant, to a number of legal proceedings, none of which is considered material, and all of which arose in the ordinary course of its operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Supplemental Item. Executive Officers of the Registrant.

The following provides biographical information about Chemical's executive officers who are not directors or nominated for election to the board of directors as of January 1, 2006. Executive officer appointments are made or reaffirmed annually at the organizational meeting of the board of directors. At its regular meetings, the board of directors may also make other executive officer appointments. Certain executive officer titles, positions and responsibilities were changed effective January 1, 2006. These changes were, in part, made in conjunction with the organizational restructuring of Chemical that was effective on December 31, 2005. On December 31, 2005, the Corporation's wholly-owned bank subsidiaries, Chemical Bank Shoreline and Chemical Bank West, were merged into CBT. In addition, as of December 31, 2005, CBT's name was changed to Chemical Bank.

Bruce M. Groom, age 64, is Executive Vice President and Senior Trust Officer of Chemical Bank. Mr. Groom joined Chemical Bank on April 29, 1985 as Senior Vice President and was promoted to Senior Trust Officer in May 1986, First Senior Vice President in January 2001 and Executive Vice President in February 2002. Mr. Groom has served as a director of Chemical Financial Services, Inc. and CFC Title Services, Inc. since February 2004. Mr. Groom is an attorney. Mr. Groom is a member of the Executive Management Committee of Chemical.

Lori A. Gwizdala, age 47, is Executive Vice President, Chief Financial Officer and Treasurer of Chemical. Ms. Gwizdala joined Chemical as Controller on January 1, 1985 and was named Chief Financial Officer in May 1987, Senior Vice President in February 1991, Treasurer in April 1994 and Executive Vice President in January 2002. Ms. Gwizdala has served as a director of CFC Financial Services, Inc. and CFC Title Services, Inc. since 1997, and as a director of Chemical Bank West from January 2002 until December 31, 2005. Ms. Gwizdala is a certified public accountant. Ms. Gwizdala is a member of the Executive Management Committee of Chemical.

Kenneth W. Johnson, age 43, was appointed Executive Vice President, Director of Bank Operations of Chemical Bank effective January 1, 2006. Mr. Johnson joined Shoreline Bank, a bank subsidiary of Shoreline Financial Corporation (Shoreline), in 1995 as Vice President and North Region Sales Manager. Mr. Johnson was promoted to First Vice President and Head of Retail Banking Operations in 2000. Shoreline merged with Chemical in January 2001. Mr. Johnson became a First Vice President of Branch Administration at Chemical in 2003. Mr. Johnson is a member of the Executive Management Committee of Chemical.

Thomas W. Kohn, age 51, was appointed Executive Vice President, Community Banking of Chemical Bank effective January 1, 2006. Mr. Kohn previously served as President, Chief Executive Officer and a director of Chemical Bank West until December 31, 2005. Mr. Kohn became President of Chemical Bank Montcalm (merged into Chemical Bank West) in 1991 and President, Chief Executive Officer and a director of Chemical Bank West in January 2002. Mr. Kohn is a member of the Executive Management Committee of Chemical.

William C. Lauderbach, age 63, is Executive Vice President and Senior Investment Officer of Chemical Bank. Mr. Lauderbach joined Chemical Bank as a Trust Officer on July 2, 1973, was promoted to Vice President and Trust Officer in March 1980, Investment Officer in January 1985, Senior Vice President in February 1991, First Senior Vice President in January 2001 and Executive Vice President in February 2002. Mr. Lauderbach is a member of the Executive Management Committee of Chemical.

James R. Milroy, age 45, was appointed Executive Vice President, Chief Risk Management Officer and Secretary of Chemical effective January 1, 2006. Mr. Milroy was Executive Vice President and Chief Operating Officer of Chemical from January 1, 2002 to December 31, 2005. Mr. Milroy joined Shoreline and Shoreline Bank in 1990 and served in various senior management positions including President from 1999 to January 2001. Mr. Milroy was President and Chief Executive Officer of Chemical Bank Shoreline from January 2001 to December 31, 2001, and a director of Chemical Bank Shoreline until December 31, 2005. Mr. Milroy became a director of CFC Financial Services, Inc. and CFC Title Services, Inc. in February 2002. Mr. Milroy is a member of the Executive Management Committee of Chemical.

John A. Reisner, age 60, was appointed Executive Vice President, Community Banking of Chemical Bank effective January 1, 2006. Mr. Reisner previously served as President, Chief Executive Officer and a director of Chemical Bank until December 31, 2005. Mr. Reisner joined the Chemical organization in 1979 and has served in various senior management positions. Mr. Reisner served as President, Chief Executive Officer and a director of Chemical Bank West for thirteen years prior to his appointment in January 2002 as President, Chief Executive Officer and a director of Chemical Bank. Mr. Reisner is a member of the Executive Management Committee of Chemical.

James E. Tomczyk, age 53, was appointed Executive Vice President and Senior Credit Officer of Chemical Bank effective January 1, 2006. Previously, Mr. Tomczyk served as President, Chief Executive Officer and a director of Chemical Bank Shoreline from January 2002 until December 31, 2005. Mr. Tomczyk joined Shoreline Bank in February 1999 as Executive Vice President of its Private Banking, Trust and Investment divisions and became Senior Executive Vice President of these divisions in October 2000. Mr. Tomczyk is a member of the Executive Management Committee of Chemical.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information under the heading "Market for Chemical Financial Corporation Common Stock and Related Shareholder Matters (Unaudited)" on page 59 and in Footnote L on page 50 of the registrant's Annual Report to Shareholders for the year ended December 31, 2005, and the information under the heading "Equity Compensation Plan Information" on pages 19 and 20 in the registrant's definitive Proxy Statement for its April 17, 2006 annual meeting of shareholders, is here incorporated by reference.

Item 6.  Selected Financial Data.

The information under the caption "Five-Year Summary of Selected Financial Data" on page 2 and information under the caption "Mergers and Acquisitions" on page 5 of the registrant's Annual Report to Shareholders for the year ended December 31, 2005, is here incorporated by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information under the heading "Management's Discussion and Analysis" on pages 3 through 26 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 2005, is here incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information under the subheading "Liquidity Risk" on pages 20 through 22 (inclusive) and "Market Risk" on pages 23 through 24 (inclusive) of "Management's Discussion and Analysis" in the registrant's Annual Report to Shareholders for the year ended December 31, 2005, is here incorporated by reference.

Item 8.  Financial Statements and Supplementary Data.

The financial statements, notes, and independent registered public accounting firm's report on pages 28 through 58 (inclusive) of the registrant's Annual Report to Shareholders for the year ended December 31, 2005, are here incorporated by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

The information under the caption "Management Report" on page 27 and under the caption "Report of Independent Registered Public Accounting Firm" on page 29 of the registrant's Annual Report to Shareholders for the year ended December 31, 2005, is here incorporated by reference.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information set forth under the heading "Chemical Financial's Board of Directors and Nominees for Election as Directors" on pages 2 through 6 (inclusive) and the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 25 in the registrant's definitive Proxy Statement for its April 17, 2006 annual meeting of shareholders is here incorporated by reference.

Chemical has adopted a Code of Ethics for Senior Financial Officers and Members of the Executive Management Committee, which applies to the Chief Executive Officer and the Chief Financial Officer, as well as all other senior financial and accounting officers. The Code of Ethics is posted on Chemical's website at www.chemicalbankmi.com. Chemical intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of the Code of Ethics by posting such information on its website at www.chemicalbankmi.com.

Item 11.  Executive Compensation.

The information set forth under the heading "Executive Compensation" on pages 17 through 21 (inclusive) and the sub-heading "Compensation of Directors" on pages 5 and 6 in the registrant's definitive Proxy Statement for its April 17, 2006 annual meeting of shareholders is here incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the heading "Equity Compensation Plan Information" on pages 19 and 20 and under the heading "Ownership of Chemical Financial Common Stock" on pages 14 and 15 in the registrant's definitive Proxy Statement for its April 17, 2006 annual meeting of shareholders is here incorporated by reference.

Item 13.  Certain Relationships and Related Transactions.

The information set forth under the subheading "Certain Relationships and Related Transactions" on page 25 in the registrant's definitive Proxy Statement for its April 17, 2006 annual meeting of shareholders is here incorporated by reference.

Item 14.  Principal Accountant Fees and Services.

The information set forth under the subheading "Independent Registered Public Accounting Firm" on page 25 and the subheading "Committees of the Board of Directors" on pages 4 and 5 of the registrant's definitive Proxy Statement for its April 17, 2006 annual meeting of shareholders is here incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

          (a)          (1)          Financial Statements. The following financial statements and independent auditors' report of Chemical Financial Corporation and its subsidiaries are filed as part of this report:

Consolidated Statements of Financial Position-December 31, 2005 and 2004
Consolidated Statements of Income for each of the three years in the period ended December 31, 2005
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005
Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2005
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm dated February 24, 2006.

The financial statements, the notes to financial statements, and the independent registered public accounting firm's report listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2005.

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

10.1

Chemical Financial Corporation Stock Incentive Plan of 1997 and Underlying Agreements.* Previously filed as Exhibit 10.1 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Here incorporated by reference.

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

Number	Exhibit

10.6

Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors.* Previously filed as Exhibit 4.3 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 25, 2002. Here incorporated by reference.

10.7

Chemical Financial Corporation Stock Option Plan for Option Holders of Caledonia Financial Corporation.* Previously filed as Exhibits 4.3 through 4.7 to the registrant's Registration Statement on Form S-8 filed with the Commission on December 4, 2003. Here incorporated by reference.

11	Computation of Per Share Earnings.

13	2005 Annual Report to Shareholders.

21	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. §1350.

99.1	Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors Audited Financial Statements and Notes.
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
CHEMICAL FINANCIAL CORPORATION

March 10, 2006	s/ David B. Ramaker
David B. Ramaker President and Chief Executive Officer (Principal Executive Officer)

March 10, 2006	s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
March 10, 2006	s/ David B. Ramaker
David B. Ramaker President and Chief Executive Officer and Director (Principal Executive Officer)

March 10, 2006	*s/Gary E. Anderson
Gary E. Anderson Director

March 10, 2006	*s/ J. Daniel Bernson
J. Daniel Bernson Director

March 10, 2006	*s/ Nancy Bowman
Nancy Bowman Director

March 10, 2006	*s/ James A. Currie
James A. Currie Director

March 10, 2006	s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

March 10, 2006	*s/Thomas T. Huff
Thomas T. Huff Director

March 10, 2006	*s/Michael T. Laethem
Michael T. Laethem Director

March 10, 2006	*s/ Geoffery E. Merszei
Geoffery E. Merszei Director

March 10, 2006	*s/ Terence F. Moore
Terence F. Moore Director

March 10, 2006	*s/ Aloysius J. Oliver
Aloysius J. Oliver Director

March 10, 2006	*s/ Frank P. Popoff
Frank P. Popoff Chairman of the Board and Director

March 10, 2006	*s/Calvin D. Prins
Calvin D. Prins Director

March 10, 2006	*s/ Dan L. Smith
Dan L. Smith Director

March 10, 2006	*s/Larry D. Stauffer
Larry D. Stauffer Director

March 10, 2006	*s/William S. Stavropoulos
William S. Stavropoulos Director

March 10, 2006	*s/Franklin C. Wheatlake
Franklin C. Wheatlake Director

*By	s/ Lori A. Gwizdala
Lori A. Gwizdala Attorney-in-Fact

EXHIBIT INDEX
Number	Exhibit

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

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

10.1

Chemical Financial Corporation Stock Incentive Plan of 1997 and Underlying Agreements.* Previously filed as Exhibit 10.1 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Here incorporated by reference.

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

10.6

Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors.* Previously filed as Exhibit 4.3 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 25, 2002. Here incorporated by reference.

10.7

Chemical Financial Corporation Stock Option Plan for Option Holders of Caledonia Financial Corporation.* Previously filed as Exhibits 4.3 through 4.7 to the registrant's Registration Statement on Form S-8 filed with the Commission on December 4, 2003. Here incorporated by reference.

11	Computation of Per Share Earnings.

13	2005 Annual Report to Shareholders.

21	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

Number	Exhibit

32	Certification pursuant to 18 U.S.C. §1350.

99.1	Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors Audited Financial Statements and Notes.
_____________________

* These agreements are management contracts or compensation plans or arrangements required to be filed as Exhibits to this Form 10-K.