Form 10-Q
period 2006-03-31
CHEMICAL FINANCIAL CORP
filed 2006-05-10
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ____________ To ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

333 East Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

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

Large Accelerated Filer X	Accelerated Filer	Non-Accelerated Filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes           No    X

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of April 21, 2006, was 25,068,974 shares.

INDEX

CHEMICAL FINANCIAL CORPORATION
FORM 10-Q

		Page

FORWARD-LOOKING STATEMENTS		3

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2005)	4

	Consolidated Statements of Financial Position as of March 31, 2006, December 31, 2005 and March 31, 2005	4

	Consolidated Statements of Income for the Three Months Ended March 31, 2006 and March 31, 2005	5

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and March 31, 2005	6

	Notes to Consolidated Financial Statements	7-19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34-35

Item 6.	Exhibits	36

SIGNATURES		37

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and the Corporation itself. Words such as "anticipates," "believes," "estimates," "judgment," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "should," "will" and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, all statements under Part I, Item 3 concerning quantitative and qualitative disclosures about market risk are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Position (In thousands, except share data)

	March 31, 2006	December 31, 2005	March 31, 2005
	(Unaudited)		(Unaudited)

ASSETS
Cash and due from banks	$92,404	$145,575	$94,135
Federal funds sold	85,600	6,600	51,500
Interest-bearing deposits with unaffiliated banks	22,448	5,321	37,151
Investment securities:
Available for sale (at estimated fair market value)	571,262	594,491	720,753
Held to maturity (estimated fair market value - $101,202 at 3/31/06, $127,044 at 12/31/05 and $159,103 at 3/31/05)	102,222	127,806	159,467
Total investment securities	673,484	722,297	880,220
Other securities	25,683	21,051	19,985
Loans:
Commercial	521,792	517,852	480,553
Real estate commercial	704,547	704,684	696,018
Real estate construction	157,087	158,376	122,951
Real estate residential	791,869	788,679	756,468
Consumer	522,558	540,623	520,800
Total loans	2,697,853	2,710,214	2,576,790
Less: Allowance for loan losses	34,154	34,148	34,171
Net loans	2,663,699	2,676,066	2,542,619
Premises and equipment	44,699	45,058	46,671
Intangible assets	70,822	71,496	73,728
Other assets	59,240	55,852	50,881
TOTAL ASSETS	$3,738,079	$3,749,316	$3,796,890

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$522,790	$542,014	$525,272
Interest-bearing	2,343,349	2,277,866	2,402,675
Total deposits	2,866,139	2,819,880	2,927,947
Interest payable and other liabilities	34,934	28,008	33,828
Securities sold under agreements to repurchase	129,392	125,598	94,445
Reverse repurchase agreements	10,000	10,000	-
Federal Home Loan Bank advances - short-term	35,000	68,000	-
Federal Home Loan Bank advances - long-term	158,093	196,765	253,979
Total liabilities	3,233,558	3,248,251	3,310,199
Shareholders' equity:
Common stock, $1 par value:
Authorized - 30,000,000 shares
Issued and outstanding - 25,101,017, shares at 3/31/06, 25,079,403 shares at 12/31/05 and 25,184,887 shares at 3/31/05	25,101	25,079	25,185
Surplus	376,501	376,046	379,149
Retained earnings	111,501	106,507	87,096
Accumulated other comprehensive loss	(8,582)	(6,567)	(4,739)
Total shareholders' equity	504,521	501,065	486,691
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$3,738,079	$3,749,316	$3,796,890

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31
	2006	2005
	(In thousands except per share data)
INTEREST INCOME
Interest and fees on loans	$43,710	$38,811
Interest on investment securities:
Taxable	6,342	7,564
Tax-exempt	620	490
Total interest on investment securities	6,962	8,054
Interest on other securities	341	217
Interest on federal funds sold	951	653
Interest on deposits with unaffiliated banks	313	225
TOTAL INTEREST INCOME	52,277	47,960
INTEREST EXPENSE
Interest on deposits	15,074	9,193
Interest on securities sold under agreements to repurchase	1,059	348
Interest on reverse repurchase agreements	92	-
Interest on Federal Home Loan Bank advances - short-term	417	-
Interest on Federal Home Loan Bank advances - long-term	2,044	2,472
TOTAL INTEREST EXPENSE	18,686	12,013
NET INTEREST INCOME	33,591	35,947
Provision for loan losses	460	730
NET INTEREST INCOME after provision for
loan losses	33,131	35,217
NONINTEREST INCOME
Service charges on deposit accounts	5,097	4,716
Trust and investment services revenue	2,005	2,017
Other charges and fees for customer services	2,132	1,688
Mortgage banking revenue	423	489
Net gains on sales of investment securities	-	1,089
Other	175	181
TOTAL NONINTEREST INCOME	9,832	10,180
OPERATING EXPENSES
Salaries, wages and employee benefits	14,590	14,544
Occupancy	2,598	2,441
Equipment	2,188	2,315
Other	5,745	5,683
TOTAL OPERATING EXPENSES	25,121	24,983
INCOME BEFORE INCOME TAXES	17,842	20,414
Federal income taxes	5,945	6,910
NET INCOME	$11,897	$13,504

NET INCOME PER SHARE (Basic)	$0.47	$0.54
(Diluted)	$0.47	$0.53
Cash dividends per share	$0.275	$0.265

See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,897	$13,504
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	460	730
Gains on sales of loans	(185)	(270)
Proceeds from sales of loans	21,139	23,306
Loans originated for sale	(23,183)	(27,250)
Net gains on sales of investment securities	-	(1,089)
Net losses on sales of other real estate and repossessed assets	57	135
Depreciation of fixed assets	1,424	1,554
Amortization of intangible assets	718	800
Net amortization of investment securities	500	1,433
Share-based compensation expense	3	-
Net (increase) decrease in accrued interest receivable and other assets	(221)	2,318
Net increase in interest payable and other liabilities	6,998	4,994
Net Cash Provided by Operating Activities	19,607	20,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from maturities, calls and principal reductions	36,227	59,840
Proceeds from sales	-	57,119
Purchases	(16,501)	(149,522)
Investment securities held to maturity:
Proceeds from maturities, calls and principal reductions	28,302	36,540
Purchases	(2,816)	(19,693)
Purchases of other securities	(4,631)	-
Net decrease in loans	11,583	10,461
Proceeds from sales and pay-offs of other real estate and repossessed assets	939	1,810
Purchases of premises and equipment, net	(1,701)	(648)
Net Cash Provided by (Used in) Investing Activities	51,402	(4,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits and savings accounts	(12,019)	(17,514)
Net increase in time deposits	58,278	81,988
Net increase (decrease) in securities sold under agreements to repurchase	3,794	(7,389)
Increase in Federal Home Loan Bank (FHLB) advances - short-term	10,000	-
Repayment of FHLB advances - short-term	(43,000)	-
Increase in FHLB advances - long-term	10,000	-
Repayment of FHLB advances - long-term	(48,672)	(31,017)
Cash dividends paid	(6,903)	(6,674)
Proceeds from directors' stock purchase plan	255	231
Tax benefits from share-based awards	39	-
Proceeds from exercise of stock options	175	155
Net Cash Provided by (Used in) Financing Activities	(28,053)	19,780
Net Increase in Cash and Cash Equivalents	42,956	35,852
Cash and cash equivalents at beginning of year	157,496	146,934
Cash and Cash Equivalents at End of Period	$200,452	$182,786

Supplemental disclosure of cash flow information:
Interest paid	$18,461	$11,716
Loans transferred to other real estate and repossessed assets	2,553	1,691
See accompanying notes to consolidated financial statements.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2006

NOTE A:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (the "Corporation") have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

Certain prior year amounts have been reclassified to place them on a basis comparable with the current period's financial statements. Such reclassifications had no impact on net income or shareholders' equity.

Share-based Compensation

Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment" (SFAS 123(R)), using the modified-prospective transition method. Under that method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

The resulting fair value of share-based awards is recognized to compensation expense on a straight-line basis over the vesting period for awards granted prior to the adoption of SFAS 123(R) and over the requisite service period for awards granted after the adoption of SFAS 123(R). The requisite service period is the shorter of the vesting period or the period of retirement eligibility.

Income Taxes

The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate is primarily a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax-income and tax credits.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2006

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

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per share computations:

	Three Months Ended March 31
	2006	2005
	(In thousands)
Numerator for both basic and diluted earnings per share, net income	$11,897	$13,504

Denominator for basic earnings per share,
weighted average shares outstanding	25,097	25,183
Potential effect of stock options	44	64
Denominator for diluted earnings per share	25,141	25,247

Equity

In April of 2005, the Corporation's board of directors authorized management to repurchase up to 500,000 shares of the Corporation's common stock. The repurchased shares are available for later reissue in connection with potential future stock dividends, the Corporation's dividend reinvestment plan, employee benefit plans and other general purposes. This authorization replaced all prior share repurchase authorizations. The Corporation did not purchase any shares under this authorization during the first quarter of 2006. At March 31, 2006, there were 373,100 shares available for repurchase under this authorization.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2006

Comprehensive Income

The components of comprehensive income, net of related tax, for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31
	2006	2005
	(In thousands)
Net income	$11,897	$13,504

Net unrealized losses on investment securities available for sale, net of tax benefit of $1,085 at 3/31/06 and $2,552 at 3/31/05	(2,015)	(4,739)
Reclassification adjustment for realized net gains on sales of investment securities included in net income, net of tax expense of $381 at 3/31/05	-	(707)
Comprehensive income	$9,882	$8,058

The components of accumulated other comprehensive income, net of related tax, at March 31, 2006, December 31, 2005 and March 31, 2005 are as follows:

	March 31, 2006	December 31, 2005	March 31, 2005
(In thousands)
Net unrealized losses on investment securities available for sale (net of related tax benefit of $4,621 at 3/31/06, $3,536 at 12/31/05 and $2,552 at 3/31/05)	$ (8,582)	$ (6,567)	$ (4,739)

CHEMICAL FINANCIAL COPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2006

Operating Segment

Under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," it is management's opinion that the Corporation operates in a single operating segment - commercial banking. The Corporation is a financial holding company that operates through one commercial bank, Chemical Bank, as of March 31, 2006. Chemical Bank operates within the state of Michigan as a state-chartered commercial bank. The Corporation's commercial bank subsidiary operates through an organizational structure of community banks and offers a full range of commercial banking and fiduciary products and services to the residents and business customers in their geographical market areas. The Corporation's community banks are collections of branch banking offices organized by geographical regions within the state. The products and services offered by the community banks are generally consistent throughout the Corporation. The marketing of products and services throughout the Corporation's community banks is generally uniform, as many of the markets served by the community banks overlap. The distribution of products and services is uniform throughout the Corporation's community banks and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.

Other

The Corporation and its subsidiary bank are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated income or financial position of the Corporation.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2006

NOTE B:  NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The following summarizes nonperforming assets at the dates indicated:

	March 31, 2006	December 31, 2005	March 31, 2005
		(In thousands)
Nonperforming Assets:
Nonaccrual loans	$13,902	$14,561	$7,823
Loans 90 days or more past due and
still accruing interest	5,773	5,136	2,914
Total Nonperforming Loans	19,675	19,697	10,737
Repossessed assets acquired (1)	7,905	6,801	6,544
Total Nonperforming Assets	$27,580	$26,498	$17,281

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held for sale.

	March 31, 2006	December 31, 2005	March 31, 2005
Nonperforming loans as a percent of total loans	0.73%	0.73%	0.42%
Allowance for loan losses as a percent of total loans	1.27%	1.26%	1.33%
Nonperforming assets as a percent of total assets	0.75%	0.71%	0.46%
Allowance for loan losses as a percent of nonperforming loans	174%	173%	318%

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2006

NOTE B:	NONPERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following summarizes the changes in the allowance for loan losses:

	Three Months Ended March 31
	2006	2005
	(In thousands)
Allowance for Loan Losses
Balance as of January 1	$34,148	$34,166
Provision for loan losses	460	730

Gross loans charged off	(714)	(857)
Gross recoveries of loans previously charged off	260	132
Net loans charged off	(454)	(725)
Balance as of end of period	$34,154	$34,171

Net loans charged against the allowance to average loans (annualized)	0.07%	0.11%

The Corporation considers all nonaccrual commercial and commercial real estate loans to be impaired loans. Impaired loans as of March 31, 2006 and March 31, 2005, were $10.8 million and $4.3 million, respectively. The Corporation's impaired loans requiring a specific allocation of the allowance for loan losses totaled $5.3 million and $2.5 million at March 31, 2006 and March 31, 2005, respectively. The allowance for loan losses allocated to impaired loans was $1.4 and $1.1 million as of March 31, 2006 and March 31, 2005, respectively.

The Corporation's average investment in impaired loans was approximately $10.4 million and $4.4 million for the three-month periods ended March 31, 2006 and 2005, respectively.

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

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2006

NOTE C:  INTANGIBLE ASSETS (continued)

The following table shows the net carrying value of the Corporation's intangible assets:

	March 31, 2006	December 31, 2005	March 31, 2005
	(In thousands)
Goodwill	$63,293	$63,293	$63,293
Mortgage servicing rights	2,283	2,423	3,111
Core deposits/non-compete covenants	5,246	5,780	7,324
	$70,822	$71,496	$73,728

The Corporation's capitalized mortgage servicing rights (MSRs) as of March 31, 2006, December 31, 2005, and March 31, 2005 were $2.3 million, $2.4 million and $3.1 million, respectively. There was no impairment valuation allowance recorded on MSRs as of March 31, 2006, December 31, 2005 or March 31, 2005. Mortgage banking revenue is a component of noninterest income and is recorded net of the amortization expense on MSRs. The Corporation was servicing $533.0 million, $544.1 million and $588.9 million of residential mortgage loans as of March 31, 2006, December 31, 2005 and March 31, 2005, respectively.

The following table sets forth the carrying amount and accumulated amortization of core deposits and non-compete covenants that are amortizable and arose from business combinations or were acquired otherwise:

	March 31, 2006			December 31, 2005			March 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
				(In thousands)
Core deposits/ non- compete covenants	$19,959	$14,713	$5,246	$19,959	$14,179	$5,780	$20,134	$12,810	$7,324

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2006

NOTE C:  INTANGIBLE ASSETS (continued)

The following table sets forth the amortization expense of amortizable intangible assets:

	Three Months Ended March 31
	2006	2005
	(In thousands)

Mortgage servicing rights amortization	$184	$193
Core deposits and non-compete covenant amortization	534	607
Total intangible assets amortization expense	$718	$800

At March 31, 2006, the remaining amortization expense on core deposits and non-compete covenant intangible assets that existed as of this date has been estimated through 2010 and thereafter in the following table (in thousands):

2006	$ 1,353
2007	1,607
2008	1,285
2009	450
2010	201
2011 and thereafter	350
Total	$ 5,246

NOTE D:  EMPLOYEE BENEFIT PLANS

Stock Options

The Corporation maintains stock-based employee compensation plans, under which it periodically has granted stock options for a fixed number of shares with an exercise price equal to the market value of the shares on the date of grant. Prior to January 1, 2006, the Corporation accounted for these options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25), and related interpretations, as permitted by SFAS 123. No stock-based employee compensation cost was recognized in the consolidated statements of income for the three-month period ended March 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Corporation adopted SFAS 123(R) using the modified-prospective transition method. Under that transition method, compensation cost recognized in the first three months of 2006 includes compensation cost for all share-based payments (stock options) granted prior to, but not yet vested as of January 1, 2006,

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2006

NOTE D:  EMPLOYEE BENEFIT PLANS (continued)

based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for the prior periods have not been restated.

The resulting fair value of share-based awards is recognized to compensation expense on a straight-line basis over the vesting period for awards granted prior to the adoption of SFAS 123(R), and over the requisite service period for awards granted after the adoption of SFAS 123(R). The requisite service period is the shorter of the vesting period or the period to retirement eligibility. Forfeitures have been insignificant historically, and are expected to continue to be insignificant.

As a result of adopting SFAS 123(R) on January 1, 2006, the Corporation's income before income taxes and net income for the three months ended March 31, 2006, were approximately three thousand and two thousand dollars lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three months ended March 31, 2006 did not change as a result of the Corporation adopting SFAS 123(R). The Corporation reported basic and diluted earnings per share of $0.47 during the first quarter of 2006. The impact of the adoption of SFAS 123(R) was decreased as a result of the acceleration of the vesting of options to purchase 167,527 shares of the Corporation's common stock in December 2005. The acceleration of the vesting of these options will reduce non-cash compensation expense in 2006 by approximately $0.61 million. In addition, the board of directors granted options to purchase 177,450 shares of common stock in December 2005 that became immediately vested. These options had a grant date fair value of $1.66 million. As the 177,450 options granted in December 2005 were vested as of December 31, 2005, the Corporation will not recognize future non-cash compensation expense in conjunction with these options.

SFAS 123(R) requires the cash flows realized from the tax benefits of exercised stock option awards that result from actual tax deductions in excess of the recorded tax benefits related to the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $0.039 million tax benefit classified as a financing cash inflow in the first quarter of 2006 would have been classified as an operating cash flow if the Corporation had not adopted SFAS 123(R).

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2006

NOTE D:  EMPLOYEE BENEFIT PLANS (continued)

If the Corporation had elected to recognize compensation cost in the three months ended March 31, 2005, based on the fair value of the options granted at the grant dates, net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net income - as reported	$13,504
Deduct: Stock-based employee compensation expense
determined under fair value based method, net of related tax effects	(262)
Net income - pro forma	$13,242

Basic earnings per share - as reported	$0.54
Basic earnings per share - pro forma	0.53
Diluted earnings per share - as reported	0.53
Diluted earnings per share - pro forma	0.52

Stock Option Plans

The Corporation's 1987 Award and Stock Option Plan and the Stock Incentive Plan of 1997 (the "Plans"), which are shareholder-approved, permit the grant of options to purchase shares of common stock to its employees. As of March 31, 2006, there were 3,325 shares available for future grant under the Stock Incentive Plan of 1997.

Effective January 17, 2006, as approved by the Corporation's shareholders at the 2006 annual meeting of shareholders held April 17, 2006, the Corporation established the Stock Incentive Plan of 2006 (2006 Plan). The 2006 Plan permits the grant and award of stock options, restricted stock units, stock awards and other stock-based and stock-related awards. No share-based compensation was granted under the 2006 Plan in the first quarter of 2006. The 2006 Plan provides for accelerated vesting if there is a change in control as defined in the plan document. Option awards can be granted with an exercise price equal to no less than the market price of the Corporation's stock at the date of grant and the Corporation expects option awards generally to vest from one to five years from the date of grant. Dividends are not paid on unexercised options.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model using various assumptions. Expected volatilities are based on historical volatility of the Corporation's stock over a nine-year period. The Corporation uses historical data to estimate option exercise behavior and employee terminations within the valuation model. The expected term of options represents the period of time that options granted are expected to be outstanding and

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2006

NOTE D:  EMPLOYEE BENEFIT PLANS (continued)

is based primarily upon historical experience The risk-free interest rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of grant.

The Corporation did not grant share-based compensation awards during the first quarters of 2006 or 2005.

A summary of option activity and changes under the Plans during the three months ended March 31, 2006 is presented below:

	Number of Options	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	745,428	$31.63
Granted	-	-
Exercised	(17,118)	22.29
Forfeited or expired	-	-
Outstanding at March 31, 2006	728,310	$31.87	6.89	$1,677
Exercisable/vested at March 31, 2006	718,443	$31.96	6.90	$1,613

The aggregate intrinsic values of outstanding and exercisable options at March 31, 2006 were calculated based on the closing price of the Corporation's stock on March 31, 2006 of $32.31 per share less the exercise price of those shares. Outstanding and exercisable options with intrinsic values less than zero, or "out-of-the-money" options, were not included in the aggregate intrinsic value reported.

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005, was $0.11 million and $0.20 million, respectively.

As of March 31, 2006, there was approximately fifteen thousand dollars of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.12 years.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2006

NOTE D:  EMPLOYEE BENEFIT PLANS (continued)

Pension and Post Retirement Benefits

The components of net periodic benefit cost for the Corporation's qualified and nonqualified pension plans and nonqualified postretirement benefit plan are as follows:

	Defined Benefit Pension Plans		Postretirement Benefit Plan
	Three Months Ended March 31		Three Months Ended March 31
	2006	2005	2006	2005
	(In thousands)

Service cost	$1,302	$1,220	$-	$-
Interest cost	1,179	1,068	70	71
Expected return on plan assets	(1,589)	(1,461)	-	-
Amortization of prior service benefit	(6)	(6)	(81)	(81)
Amortization of unrecognized net loss	195	118	15	17
Net periodic benefit cost	$1,081	$939	$4	$7

For further information on the Corporation's pension and postretirement benefits, refer to Note I to the consolidated financial statements incorporated in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE E:  FINANCIAL GUARANTEES

In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer's creditworthiness. At March 31, 2006, and March 31, 2005, the Corporation had $49.3 million and $25.0 million, respectively, of outstanding financial and performance standby letters of credit which expire in five years or less. The majority of these standby letters of credit are collateralized. The amount of a potential liability arising from these standby letters of credit is considered immaterial to the financial statements as a whole.

CHEMICAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2006

NOTE F:  PENDING ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued SFAS No. 156, "Accounting for Servicing of Financial Assets" (SFAS 156), which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

•

Amortization Method - Amortize servicing assets or servicing liabilities in proportion to and over the period of net servicing income or net servicing loss and assess the servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date.

•

Fair Value Measurement Method - Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

SFAS 156 is effective for the Corporation on January 1, 2007 and the Corporation expects to adopt SFAS 156 on that date. The effects of remeasuring an existing class of servicing assets and servicing liabilities at fair value and any gains and losses associated with reclassifying certain available for sale securities used to economically hedge the value of the servicing rights elected to be subsequently measured at fair value are to be recorded as cumulative-effect adjustments to beginning retained earnings and separately disclosed.

The Corporation does not expect the adoption of SFAS 156 in 2007 to significantly impact the Corporation's financial condition or results of operations.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

SUMMARY

The Corporation's net income was $11.9 million in the first quarter of 2006, down 11.9% from net income of $13.5 million in the first quarter of 2005. Diluted earnings per share were $0.47 in the first quarter of 2006, down 11.3% from diluted earnings per share of $0.53 in the first quarter of 2005. The decreases in net income and earnings per share were primarily the result of a decrease in net interest income.

Return on average assets in the first quarter of 2006 was 1.28%, compared to 1.43% in the first quarter of 2005. Return on average equity in the first quarter of 2006 was 9.6%, compared to 11.2% in the first quarter of 2005.

Total assets were $3.74 billion as of March 31, 2006, down $58.8 million, or 1.5%, from total assets of $3.80 billion at March 31, 2005 and down $11.2 million, or 0.3%, from total assets of $3.75 billion at December 31, 2005.

Total loans increased $121.1 million, or 4.7%, from March 31, 2005 to $2.70 billion as of March 31, 2006, although declined $12.4 million, or 0.5%, from December 31, 2005. The increase in total loans from March 31, 2005 was due to growth in real estate construction and commercial loans, moderate growth in residential real estate loans and modest growth in all other loan types. The decline in total loans from December 31, 2005 was primarily due to a continued slow economic environment in the state of Michigan.

Shareholders' equity of $504.5 million as of March 31, 2006 increased $17.8 million, or 3.7%, from March 31, 2005. At March 31, 2006, shareholder's equity was 13.5% of total assets and $20.10 per outstanding share. The increase in shareholders' equity during the twelve months ended March 31, 2006 was primarily attributable to retained net income that was partially offset by a $3.8 million increase in accumulated other comprehensive loss as a result of a decline in the market value of the Corporation's investment securities.

During the first quarter of 2006, the Corporation closed eight underperforming branch banking offices. These eight offices had total deposits of approximately $50 million which were transferred to other branch offices. The Corporation does not expect any significant adverse impact to its financial condition or results of operations as a result of the closure of these eight offices.

RESULTS OF OPERATIONS

Net Interest Income

Interest income is the total amount earned on funds invested in loans, investment and other securities, interest-bearing deposits with unaffiliated banks and federal funds sold. Interest expense is the amount of interest paid on interest-bearing checking and savings accounts, time deposits, short-term borrowings, and Federal Home Loan Bank (FHLB) advances. Net interest income, on a fully taxable equivalent (FTE) basis, is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt commercial loans and investment securities. Net interest margin is calculated by dividing net interest income (FTE) by average interest-earning assets, annualized as applicable.

The presentation of net interest income on a (FTE) basis is not in accordance with U.S. generally accepted accounting principles (GAAP) but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $0.44 million and $0.37 million for the first quarters of 2006 and 2005, respectively. These adjustments were computed using a 35% federal income tax rate.

Net interest income is the most important source of the Corporation's earnings and thus is critical in evaluating the results of operations. Changes in the Corporation's net interest income are influenced by a variety of factors, including changes in the level of interest-earning assets, changes in the mix of interest-earning assets and interest-bearing liabilities, the income or yield earned on those assets, the manner by which such interest-earning assets are funded (and the related cost of funding) and variations in interest sensitivity between interest-earning assets and interest-bearing liabilities. Certain macro-economic factors also influence net interest income, such as the level and direction of interest rates, the difference between short-term and long-term interest rates (the slope of the yield curve) and the general strength of the economies in the Corporation's markets. Risk management plays an important role in the Corporation's level of net interest income.

The Corporation's net interest income (FTE) in the first quarter of 2006 was $34.0 million, a $2.3 million, or 6.3%, decrease from net interest income (FTE) of $36.3 million recorded in the first quarter of 2005. The decrease in net interest income (FTE) was attributable to a combination of the adverse impact of the increase in short-term interest rates and the flat interest yield curve on interest expense on deposits and short-term borrowings, a $50 million decrease in average interest-earning assets between the first quarter of 2005 and the first quarter of 2006 and changes in the mix of interest-bearing liabilities from lower-cost savings deposits to higher-cost deposits. These unfavorable items were partially offset by an increase in the yield on interest-earning assets and a positive change in the mix of interest-earning assets, with average loans up $120.4 million, or 4.7%, in the first quarter of 2006, as compared to the first quarter of 2005.

Average interest-earning assets of $3.54 billion in the first quarter of 2006 were down $49.9 million, or 1.4%, from the first quarter of 2005. The reduction in average interest-earning assets was primarily attributable to a reduction in investment securities. The Corporation's investment securities portfolio declined as investment securities maturities were primarily used to fund an increase in total loans.

Net interest margin was 3.90% in the first quarter of 2006, compared to 4.11% in the first quarter of 2005. The decrease in net interest margin during the three months ended March 31, 2006, compared to the same time period in 2005, was primarily attributable to the increase in the average yield on interest-earning assets not keeping pace with the increase in the average cost of interest-bearing liabilities. The average yield on interest-earning assets increased 58 basis points to 6.05% in the first quarter of 2006, while the average cost of interest-bearing liabilities increased 103 basis points to 2.80%, as compared to the first quarter of 2005. The overall yield on the Corporation's loan portfolio was lower than expected during the first quarter of 2006 considering the rising interest rate environment. The competition for loan volume remained strong in the Corporation's local markets, resulting in heightened pricing competition for new loan originations. In addition, the yield on the Corporation's loan portfolio has increased just moderately during a period of significantly rising interest rates due to the loan portfolio being comprised predominately of fixed interest rate loans or loans with interest rates fixed for at least five years.

The Corporation's competitive position within many of its market areas limits its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. Competition for core deposits remains strong throughout the Corporation's markets and is expected to result in continued increases in the average cost of deposits. The Corporation's ability to increase net interest income during the remainder of 2006 and into 2007 will be contingent on a number of factors, including but not limited to, the direction and magnitude of market interest rates, the slope of the interest yield curve, the state of the economic climate in the markets that the Corporation serves, the Corporation's ability to sell more loan, deposit and other products to existing customers, the degree of competition from other financial institutions for both loan customers and deposit accounts and the Corporation's ability to attract new customers from competitor financial institutions for both loans and deposits.

AVERAGE BALANCES, TAX EQUIVALENT INTEREST, AND
TAX EQUIVALENT YIELDS AND RATES*

	Three Months Ended March 31
	2006			2005
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning Assets:
Loans	$2,695,742	$43,850	6.60%	$2,575,331	$38,931	6.13%
Taxable investment securities / other securities	668,049	6,683	4.06	839,151	7,781	3.76
Non-taxable investment securities	57,097	923	6.47	41,046	741	7.22
Federal funds sold	86,655	951	4.45	108,624	653	2.44
Interest-bearing deposits with unaffiliated banks	28,185	313	4.50	21,507	225	4.24
Total interest-earning assets	3,535,728	52,720	6.05	3,585,659	48,331	5.47
Less: Allowance for loan losses	34,457			34,314
Other Assets:
Cash and due from banks	99,989			102,977
Premises and equipment	45,087			47,339
Interest receivable and other assets	124,486			120,385
Total Assets	$3,770,833			$3,822,046
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing Liabilities:
Interest-bearing demand deposits	$ 575,799	$ 3,021	2.13%	$564,255	$1,255	0.90%
Savings deposits	755,933	2,791	1.50	912,109	1,981	0.88
Time deposits	1,013,695	9,262	3.71	900,814	5,957	2.68
Securities sold under agreements to repurchase	135,900	1,059	3.16	101,698	348	1.39
Reverse repurchase agreements	10,000	92	3.73	-	-	-
Federal Home Loan Bank advances - short-term	34,222	417	4.94	-	-	-
Federal Home Loan Bank advances - long-term	183,079	2,044	4.53	272,060	2,472	3.68
Total interest-bearing liabilities	2,708,628	18,686	2.80	2,750,936	12,013	1.77
Noninterest-bearing deposits	527,046			552,169
Total deposits and borrowed funds	3,235,674			3,303,105
Interest payable and other liabilities	31,169			31,384
Shareholders' equity	503,990			487,557
Total Liabilities and Shareholders' Equity	$3,770,833			$3,822,046
Net Interest Income (FTE)		$34,034			$36,318
Net Interest Margin (FTE)			3.90%			4.11%

*Taxable equivalent basis using a federal income tax rate of 35%.

VOLUME AND RATE VARIANCE ANALYSIS*+

	Three Months Ended March 31 2006 compared to 2005
	Increase (Decrease) Due to Changes in
			Combined
	Average Volume	Average Yield/Rate	Increase (Decrease)
	(In thousands)

CHANGES IN INTEREST INCOME ON INTEREST-EARNING ASSETS:
Loans	$1,889	$3,030	$4,919
Taxable investment / other securities	(1,649)	551	(1,098)
Non-taxable investment securities	266	(84)	182
Federal funds sold	(153)	451	298
Interest-bearing deposits with unaffiliated banks	73	15	88
Total change in interest income on interest-earning assets	426	3,963	4,389
CHANGES IN INTEREST EXPENSE ON INTEREST- BEARING LIABILITIES:
Interest-bearing demand deposits	212	1,554	1,766
Savings deposits	(387)	1,197	810
Time deposits	801	2,504	3,305
Securities sold under agreements to repurchase	148	563	711
Reverse repurchase agreements	92	-	92
Federal Home Loan Bank advances - short-term	417	-	417
Federal Home Loan Bank advances - long-term	(919)	491	(428)
Total change in interest expense on interest-bearing liabilities	364	6,309	6,673
TOTAL INCREASE (DECREASE) IN NET INTEREST INCOME (FTE)	$ 62	$(2,346)	$(2,284)

*Taxable equivalent basis using a federal income tax rate of 35%.
+The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses (provision) is the adjustment to the allowance for loan losses (allowance) to provide for losses inherent in the portfolio. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the remainder of the loan portfolio but that have not been specifically identified. The allowance is comprised of specific allowances (assessed for loans that have known credit weaknesses), pooled allowances based on assigned risk ratings and historical loan loss experience for each loan type, and an unallocated allowance for imprecision in the subjective nature of the specific and pooled allowance methodology. Management evaluates the allowance on a quarterly basis to ensure the level is adequate to absorb losses inherent in the loan portfolio. This evaluation is based on a review of the loan portfolio, both individually and by category, and includes consideration of changes in the mix and volume of the loan portfolio, actual loan loss experience, the financial condition of the borrowers, industry and geographical exposures within the portfolio, economic conditions and employment levels of the Corporation's local markets and other factors affecting business sectors. Management believes that the allowance for loan losses is maintained at the appropriate level, considering the inherent risk in the loan portfolio.

The provision for loan losses was $0.46 million in the first quarter of 2006, compared to $0.73 million in the first quarter of 2005. The decrease in the provision for loan losses during the first quarter of 2006, as compared to the first quarter of 2005, was primarily driven by the Corporation's decrease in net loan charge-offs and the stability of nonperforming loans during the first quarter of 2006. The status of nonperforming loans as of March 31, 2006 remained unchanged from December 31, 2005, as a slight decrease in nonaccrual loans was offset by a slight increase in loans past due 90 days or more. Nonperforming loans were $19.7 million as of March 31, 2006 and December 31, 2005, an $8.9 million increase from total nonperforming loans as of March 31, 2005 of almost $10.8 million.

Net loan charge-offs were $0.45 million in the first quarter of 2006 and $0.73 million in the first quarter of 2005. Net loan charge-offs as a percentage of average total loans were 0.07% during the three months ended March 31, 2006, compared to 0.11% during the same time period in 2005.

Economic conditions in the Corporation's markets, all within Michigan, were generally less favorable than those nationwide during both the three and twelve months ended March 31, 2006. Forward-looking indicators suggest these economic conditions may continue for the remainder of 2006.

At March 31, 2006, the allowance was $34.2 million, virtually unchanged from the $34.1 million at December 31, 2005 and $34.2 million at March 31, 2005. The allowance as a percentage of total period-end loans was 1.27% at March 31, 2006 compared to 1.26% at December 31, 2005 and 1.33% at March 31, 2005.

Noninterest Income

The following schedule includes the major components of noninterest income during the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31
	2006	2005
	(In thousands)

Service charges on deposit accounts	$5,097	$4,716
Trust and investment services revenue	2,005	2,017
Other fees for customer services	713	514
Electronic banking fees	668	647
Investment fees	551	313
Insurance commissions	200	214
Mortgage banking revenue	423	489
Investment securities gains	-	1,089
Other	175	181
Total Noninterest Income	$9,832	$10,180

Noninterest income of $9.83 million in the first quarter of 2006 decreased $0.35 million, or 3.4%, compared to the first quarter of 2005. The decrease was attributable to investment securities gains of $1.09 million being realized in the first quarter of 2005, compared to the realization of no investment securities gains in the first quarter of 2006. Excluding investment securities gains, noninterest income increased $0.74 million, or 8.2%, in the first quarter of 2006 compared to the first quarter of 2005. The Corporation experienced increases in a number of noninterest income categories, including service charges on deposit accounts of $0.38 million, or 8.1%, other fees for customer services of $0.19 million, or 35.3%, electronic banking fees of $0.02 million, or 3.2%, and investment fees of $0.24 million, or 76.0%. Service charges on deposits accounts were positively impacted by a fee increase on certain customer activity effective August 1, 2005.

Operating Expenses

The following schedule includes the major components of operating expenses during the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31
	2006	2005
	(In thousands)

Salaries and wages	$11,076	$11,142
Employee benefits	3,514	3,402
Occupancy	2,598	2,441
Equipment	2,188	2,315
Postage and courier	724	631
Supplies	253	276
Professional fees	843	752
Outside processing / service fees	568	270
Michigan single business tax	480	509
Advertising and marketing	373	413
Intangible asset amortization	533	606
Telephone	456	395
Other	1,515	1,831
Total Operating Expenses	$25,121	$24,983

Total operating expenses of $25.1 million in the first quarter of 2006 were $0.14 million, or 0.6%, higher than in the first quarter of 2005. The slight increase in operating expenses between the first quarter of 2006 and 2005 was attributable to $0.4 million in restructuring costs being incurred in the first quarter of 2006. Restructuring costs were incurred to complete the consolidation of the Corporation's bank subsidiaries that was effective December 31, 2005 and in conjunction with the closure of eight underperforming branch banking offices in February 2006. The increases in occupancy and outside processing / service fees were largely attributable to the incurrence of the restructuring costs. Management estimates that an additional $0.4 million will be incurred to complete the internal consolidation process during the remainder of 2006.

The Corporation had 1,352 employees on a full-time equivalent basis as of March 31, 2006, compared to 1,398 employees on a full-time equivalent basis as of March 31, 2005. The decline in the number of employees was partially due to the Corporation's restructuring initiative, which included the closure of eight banking offices. Salaries and wages were down $0.07 million, or 0.6%, during the three months ended March 31, 2006, compared to the same time period in 2005. The decrease in salaries and wages during the first quarter of 2006 was due to a decrease in incentive compensation expense. Incentive compensation expense of $0.25 million during the first quarter of 2006 was $0.44 million lower than in the first quarter of 2005. Total employee benefits expense during the three months ended March 31, 2006 was $3.51 million, an increase of $0.11 million, or 3.3%, compared to the same period in the prior year. The increase in employee benefits expense was attributable to higher pension expense.

The Corporation adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective transition method, on January 1, 2006. Under that transition method, salaries and wages recognized in the first quarter of 2006 included approximately three thousand dollars of non-cash compensation expense for all share-based payments (stock options) granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Unvested stock options as of March 31, 2006 totaled 9,867 shares. The average remaining contractual term of these unvested options is approximately 6 years. Results for the prior period have not been restated as a result of implementing SFAS 123(R) under the modified-prospective transition method.

The impact of the adoption of SFAS 123(R) on income before income taxes and net income in the first quarter of 2006 was significantly decreased as a result of the Corporation, in December 2005, accelerating the vesting of certain unvested "out-of-the-money" nonqualified stock options previously awarded to employees, including executive officers. As a result of this action, 167,527 stock options that otherwise would have vested in years 2006 - 2009 became fully vested on December 31, 2005. The weighted average exercise price of the options subject to acceleration was $39.23. The purpose of the acceleration was to enable the Corporation to avoid recognizing non-cash compensation expense associated with these options in future periods in its consolidated statements of income upon adoption of SFAS 123(R). The options that were accelerated had exercise prices in excess of the then-current market value of the Corporation's common stock. Accordingly, the board of directors and management believed that the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention. The acceleration of the vesting of these options reduced non-cash compensation expense in years 2006, 2007, 2008 and 2009, in the amounts of $0.61 million, $0.37 million, $0.22 million and $0.09 million, respectively. In addition, the board of directors granted options to purchase 177,450 shares in December 2005 that became immediately vested. These options had a grant date fair value of $1.66 million. As the 177,450 options granted in December 2005 were vested as of December 31, 2005, the Corporation will not recognize future non-cash compensation expense in conjunction with these options.

As a result of adopting SFAS 123(R) on January 1, 2006, the Corporation's income before income taxes and net income for the three months ended March 31, 2006, were approximately three thousand and two thousand dollars lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three months ended March 31, 2006 did not change as a result of the Corporation adopting SFAS 123(R). The Corporation reported basic and diluted earnings of $0.47 per share in the first quarter of 2006. Total unrecognized compensation cost related to unvested options at March 31, 2006 was approximately fifteen thousand dollars. This cost will be fully recognized by the end of 2007.

Occupancy expense of $2.60 million in the first quarter of 2006 was up $0.16 million, or 6.4%, over the first quarter of 2005. The increase in occupancy expense was primarily attributable to $0.13 million of costs associated with the closure of eight branch banking offices in February 2006. The book value of these eight branch banking offices being held for sale approximated $0.51 million at March 31, 2006. Professional fees of $0.84 million in the first quarter of 2006 were up $0.09 million, or 12.1%, over the first quarter of 2005. This increase was attributable to an increase in audit and regulatory examination fees. Outside processing / service fees of $0.57 million in the first quarter of 2006 were up $0.30 million, or 110%, compared to the first quarter of 2005, largely as a result of costs of $0.20 million associated with the Corporation's restructuring initiatives.

Equipment costs of $2.19 million in the first quarter of 2006 decreased $0.13 million, or 5.5%, from the first quarter of 2005. The decrease was primarily attributable to a reduction of $0.13 million in depreciation expense. Other operating expenses of $1.52 million in the first quarter of 2006 decreased $0.32 million, or 17.3%, from the first quarter of 2005. The decrease in this category of operating expenses was primarily attributable to lower costs associated with holding other real estate properties and lower non-loan related losses.

Income Tax Expense

The Corporation's effective federal income tax rate was 33.3% in the first quarter of 2006, compared to 33.8% in the first quarter of 2005. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate is primarily a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits.

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

Total loans at March 31, 2006 were $2.70 billion, down $12.4 million, or 0.5%, compared to $2.71 billion at December 31, 2005 and up $121.1 million, or 4.7%, from March 31, 2005. Michigan's economy has remained relatively weak compared to the nationwide economy resulting in lower new loan volume and consequently a slight reduction in total loans during the first quarter of 2006.

Commercial loans increased $3.9 million, or 0.8%, from December 31, 2005 to $521.8 million as of March 31, 2006. The modest increase in commercial loans during the first quarter of 2006 was due to both the slow economic environment within the state of Michigan and the prepayment of one large commercial loan in the amount of $8.7 million during this time period. Commercial loans represented 19.3% and 19.1% of the Corporation's loan portfolio as of March 31, 2006 and December 31, 2005, respectively.

Real estate commercial loans decreased $0.14 million, or 0.02%, from December 31, 2005 to $704.5 million as of March 31, 2006. Commercial real estate loans represented 26.1% of the Corporation's loan portfolio as of March 31, 2006 and 26.0% as of December 31, 2005.

Commercial lending and real estate commercial lending are generally considered to involve a higher degree of risk than one- to four-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower for rental or business properties or for the operation of a business. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy. The Corporation generally attempts to mitigate the risks associated with commercial lending by, among other things, lending primarily in its market areas and using conservative loan-to-value ratios in the underwriting process.

Real estate construction loans decreased $1.3 million, or 0.8%, from December 31, 2005 to $157.1 million as of March 31, 2006. Real estate construction loans represented 5.8% of the Corporation's loan portfolio as of March 31, 2006 and December 31, 2005. Construction lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser of the property if it will not be owner-occupied. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market areas, using conservative underwriting guidelines and closely monitoring the construction process.

Residential real estate loans increased $3.2 million, or 0.4%, from December 31, 2005 to $791.9 million as of March 31, 2006. Residential real estate loans represented 29.4% of the Corporation's loan portfolio as of March 31, 2006 and 29.1% as of December 31, 2005. The Corporation's residential real estate loans primarily consist of one- to four-family residential loans with original terms of fifteen years or less. The loan-to-value ratio at time of origination is generally 80% or less. Loans originated with more than an 80% loan-to-value ratio generally require private mortgage insurance or are sold in the secondary market. During 2005 and the first three months of 2006, the Corporation generally sold in the secondary market fixed rate residential real estate loans with terms of fifteen or more years.

Consumer loans decreased $18.1 million, or 3.3%, from December 31, 2005 to $522.6 million as of March 31, 2006. The decrease in consumer loans was a result of the slow economic climate within the state of Michigan. Consumer loans represented 19.4% of the Corporation's loan portfolio as of March 31, 2006 and 20.0% as of December 31, 2005.

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

Nonperforming loans consist of loans which are past due as to principal or interest by 90 days or more and are still accruing interest, loans for which the accrual of interest has been discontinued and other loans which have been restructured to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $19.7 million as of March 31, 2006 and December 31, 2005, and represented 0.73% of total loans at both dates.

A loan is considered impaired when management determines it is probable that all of the principal and interest due will not be collected according to the contractual terms of the loan agreement. In most instances, the impairment is measured based on the fair market value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. A portion of the allowance for loan losses may be allocated to impaired loans. The Corporation has taken the position that all of its nonaccrual commercial and commercial real estate loans meet the definition of an impaired loan.

Impaired loans totaled $10.8 million as of March 31, 2006 and $9.8 million as of December 31, 2005. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that as of March 31, 2006 and December 31, 2005, $5.3 million and $5.1 million, respectively, of the impaired loans required an allocation of the allowance. The allowance for loan losses allocated to these impaired loans was $1.4 million at March 31, 2006 and $1.3 million at December 31, 2005. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from the estimates used on these loans.

The allowance for loan losses was $34.2 million at March 31, 2006 and represented 1.27% of total loans, compared to $34.1 million, or 1.26% of total loans at December 31, 2005.

Total Assets

Total assets were $3.74 billion as of March 31, 2006, a decrease of $11.2 million, or 0.3%, from total assets of $3.75 billion as of December 31, 2005 and a decrease of $58.8 million from total assets of $3.80 billion at March 31, 2005. The reduction in total assets from March 31, 2005 to March 31, 2006 was attributable to a reduction in investment securities, whereby maturities of investment securities were used to reduce the level of wholesale borrowings.

Total Deposits

Total deposits were $2.87 billion as of March 31, 2006, an increase of $46.3 million, or 1.6%, from total deposits of $2.82 billion as of December 31, 2005. The increase in total deposits during the first quarter of 2006 was attributable to an increase in seasonal/municipal customer deposits. The Corporation projects that during the second quarter of 2006, seasonal/municipal customer deposits will decline approximately $50 million from the level held as of March 31, 2006. Total deposits were $2.93 billion as of March 31, 2005. Total deposits declined $61.8 million, or 2.1%, during the twelve months ended March 31, 2006. During the twelve months ended March 31, 2006, the Corporation experienced an unfavorable change in the mix of deposits as customers transferred deposit balances in lower yielding transaction accounts to higher yielding time deposit accounts. In addition, deposit declines in lower yielding type accounts were replaced with increases in higher interest rate business and municipal deposit accounts. The combination of the rising interest rate environment and the change in the mix of the deposit portfolio resulted in the average cost of the deposit portfolio increasing to 2.80% in the first quarter of 2006 from 1.77% in the first quarter of 2005.

LIQUIDITY

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demands and deposit withdrawals and to capitalize on opportunities for business expansion. The bank subsidiary's primary liquidity sources consist of federal funds sold, interest-bearing deposits with unaffiliated banks, investment securities maturing within one year, loan payments by customers and additional FHLB borrowings.

The Corporation's total loan to deposit ratio as of March 31, 2006 and December 31, 2005 was 94.1% and 96.1%, respectively.

Federal Home Loan Bank (FHLB) advances-short-term are borrowings from the FHLB that have original maturities of one year or less. FHLB advances-short-term totaled $35.0 million as of March 31, 2006, compared to $68.0 million as of December 31, 2005. Federal Home Loan Bank (FHLB) advances-long-term are borrowings from the FHLB that have original maturities of greater than one year. FHLB advances - long-term totaled $158.1 million as of March 31, 2006, compared to $196.8 million as of December 31, 2005. At March 31, 2006, required principal payments on FHLB advances - long-term due during the remainder of 2006 totaled $35.0 million. The FHLB advances, both short-term and long-term, are collateralized by a blanket lien on qualified one- to four-family residential mortgage loans. The carrying value of these mortgage loans was $729 million as of March 31, 2006, which represented the Corporation's total FHLB borrowing capacity, based on existing collateral, of $503 million as of March 31, 2006. Therefore, the Corporation's additional borrowing availability through the FHLB at March 31, 2006 under the blanket lien agreement was $310 million. The FHLB's willingness to lend up to the total borrowing capacity is contingent upon, but not limited to, the acceptability of the Corporation's subsidiary bank's financial condition at the time of each credit request, as well as the Corporation's subsidiary bank's compliance with all applicable collateral requirements, regulations, laws, and FHLB policies. The Corporation has the option to pledge additional qualified loans and investment securities to potentially create additional borrowing availability with the FHLB.

Reverse repurchase agreements are a means of raising funds in the capital markets by providing specific securities as collateral. In May 2005, the Corporation entered into a $10 million reverse repurchase agreement with another financial institution by selling $11 million in U.S. treasury notes under an agreement to repurchase these notes. This borrowing matures in 2006.

The following table shows required principal payments on FHLB advances and reverse repurchase agreements at March 31, 2006 (in thousands):

2006	$80,021
2007	15,023
2008	55,024
2009	10,025
2010	40,000
Thereafter	3,000
Total	$203,093

The Corporation has various commitments that may impact liquidity. The following table summarizes the Corporation's commitments and expected expiration dates by period at March 31, 2006. Since the majority of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.

	March 31, 2006 Expected Expiration Dates by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit	$193,728	$72,742	$54,941	$50,597	$372,008
Undisbursed loans	146,407	-	-	-	146,407
Standby letters of credit	30,389	14,794	4,106	-	49,289
Total commitments	$370,524	$87,536	$59,047	$50,597	$567,704

CAPITAL RESOURCES

As of March 31, 2006, shareholders' equity was $504.5 million compared to $501.1 million as of December 31, 2005, resulting in an increase of $3.5 million, or 0.7%. Shareholders' equity as a percentage of total assets was 13.5% as of March 31, 2006 and 13.4% as of December 31, 2005.

A statement of changes in shareholders' equity covering the three-month periods ended March 31, 2006 and March 31, 2005 follows:

	Three Months Ended March 31
	2006	2005
	(In thousands)
Total shareholders' equity as of January 1	$501,065	$484,836
Comprehensive income:
Net income	11,897	13,504
Change in unrealized net gains/losses on securities available for sale, net of reclassification adjustment for realized net gains and tax	(2,015)	(5,446)
Total comprehensive income	9,882	8,058

Cash dividends paid	(6,903)	(6,674)
Share-based compensation, net of taxes	2	-
Shares issued from stock compensation plans	475	471
Total shareholders' equity as of March 31	$504,521	$486,691

At March 31, 2006, the Corporation held investment securities with a fair market value of $141.8 million that had gross unrealized losses, which existed for less than twelve months, of $1.8 million at that date. The Corporation also held investment securities as of March 31, 2006 with a fair market value of $461.8 million that had gross unrealized losses, which existed for twelve months or more, of $13.3 million at that date. Management believes that the unrealized losses on investment securities are temporary in nature and are due primarily to changes in interest rates and not as a result of credit related issues. The Corporation has both the intent and ability to hold the investment securities with unrealized losses to maturity or until such time as the unrealized losses recover.

	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Chemical Financial Corporation - actual ratio	11.98%	16.84%	18.09%
Regulatory minimum ratio	3.00	4.00	8.00
Ratio considered "well capitalized" by regulatory agencies	5.00	6.00	10.00

The following table represents the Corporation's regulatory capital ratios as of March 31, 2006:

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at March 31, 2006 exceed the regulatory agencies ratios to be considered "well capitalized" partially due to the Corporation holding $78 million in investment securities and other assets which are assigned a 0% risk rating; $806 million in assets, primarily investment securities, which are assigned a 20% risk rating; and $957 million in residential real estate mortgages and other assets which are assigned a 50% risk rating. These three risk ratings (0%, 20% and 50%) represented 46% of the Corporation's total risk-based assets (including off-balance sheet items) as of March 31, 2006.

The following table shows stock repurchase activity by the Corporation during the periods indicated:

	Three Months Ended March 31
	2006	2005

Number of shares repurchased	3,359	7,061
Average price of shares repurchased	$32.67	$38.28

The shares considered repurchased during both of these periods represent shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options during these time periods. The Corporation's stock compensation plans permit employees to use stock to satisfy such obligations based on the market value of the stock on the date of exercise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk contained in the discussion regarding interest rate risk and sensitivity under the captions "Liquidity Risk" and "Market Risk" on pages 20 through 24 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2005 is herein incorporated by reference. Such Annual Report was previously filed as Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

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

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Information concerning risk factors is contained in the discussion in Item 1A, "Risk Factors," in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005. As of the date of this report, the Corporation does not believe that there has been a material change in the nature or categories of the Corporation's risk factors, as compared to the information disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the purchases of equity securities by the Corporation during the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1-31, 2006
Common Stock Repurchase Program	-	-	-	373,100
Employee Transactions	3,359	$32.67	N/A	N/A

February 1-28, 2006
Common Stock Repurchase Program	-	-	-	373,100
Employee Transactions	-	-	N/A	N/A

March 1-31, 2006
Common Stock Repurchase Program	-	-	-	373,100
Employee Transactions	-	-	N/A	N/A

Total	3,359	$32.67	-	373,100

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

ITEM 6.	EXHIBITS

          Exhibits.  The following exhibits are filed as part of this report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Restated Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. Here incorporated by reference.

10	Stock Incentive Plan of 2006. Previously filed as Exhibit 10.1 to the Corporation's Form 8-K filed with the Commission on April 21, 2006. Here incorporated by reference.

31.1	Certification. Certification of Chairman of the Board, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMICAL FINANCIAL CORPORATION

Date: May 8, 2006	By: /s/ David B. Ramaker
David B. Ramaker Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: May 8, 2006	By: /s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Restated Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. Here incorporated by reference.

10	Stock Incentive Plan of 2006. Previously filed as Exhibit 10.1 to the Corporation's Form 8-K filed with the Commission on April 21, 2006. Here incorporated by reference.

31.1	Certification. Certification of Chairman of the Board, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.