Form 10-Q
period 2006-06-30
CHEMICAL FINANCIAL CORP
filed 2006-08-09
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2006

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

333 East Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

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

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of July 26, 2006, was 24,795,680 shares.

Chemical Financial Corporation
Form 10-Q

Index to Form 10-Q
		Page

Forward-Looking Statements		3

Part I.	Financial Information

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2005)

	Consolidated Statements of Financial Position as of June 30, 2006, December 31, 2005 and June 30, 2005	4

	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2006 and June 30, 2005	5

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and June 30, 2005	6

	Notes to Consolidated Financial Statements	7-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

Part II.	Other Information

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 6.	Exhibits	36

Signatures		37

Exhibit Index

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

Risk factors include, but are not limited to the risk factors disclosed in Item 1A, "Risk Factors," in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005; changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; changes in the local and national economy; opportunities for acquisition and the effective completion of acquisitions and integration of acquired entities; the effective completion of bank consolidations and restructurings; and the local and global effects of the ongoing war on terrorism and other military actions, including actions in Iraq. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I. Financial Information
Item 1.	Financial Statements

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Financial Position (In thousands, except share data)
	June 30, 2006	December 31, 2005	June 30, 2005
	(Unaudited)		(Unaudited)

Assets
Cash and cash due from banks	$110,457	$145,575	$105,261
Federal funds sold	36,500	6,600	5,000
Interest-bearing deposits with banks	5,211	5,321	5,804
Investment securities:
Available for sale (at estimated fair market value)	549,532	594,491	658,594
Held to maturity (estimated fair market value - $95,273 at 6/30/06, $127,044 at 12/31/05 and $140,165 at 6/30/05)	96,518	127,806	139,934
Total investment securities	646,050	722,297	798,528
Other securities	25,683	21,051	21,052
Loans:
Commercial	536,099	517,852	491,919
Real estate commercial	706,213	704,684	714,393
Real estate construction	155,463	158,376	129,144
Real estate residential	812,407	788,679	766,447
Consumer	554,492	540,623	552,100
Total loans	2,764,674	2,710,214	2,654,003
Less: Allowance for loan losses	33,638	34,148	33,822
Net loans	2,731,036	2,676,066	2,620,181
Premises and equipment	44,736	45,058	46,165
Goodwill	63,293	63,293	63,293
Other intangible assets	6,936	8,203	9,738
Interest receivable and other assets	60,740	55,852	47,078
Total Assets	$3,730,642	$3,749,316	$3,722,100

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$535,537	$542,014	$531,667
Interest-bearing	2,255,816	2,277,866	2,292,512
Total deposits	2,791,353	2,819,880	2,824,179
Interest payable and other liabilities	28,162	28,008	27,526
Securities sold under agreements to repurchase	151,267	125,598	96,781
Reverse repurchase agreements - short-term	-	10,000	10,000
Federal Home Loan Bank advances - short-term	125,000	68,000	25,000
Federal Home Loan Bank advances - long-term	135,072	196,765	243,959
Total liabilities	3,230,854	3,248,251	3,227,445
Shareholders' equity:
Common stock, $1 par value per share:
Authorized - 30,000,000 shares
Issued and outstanding - 24,817,138 shares at 6/30/06, 25,079,403 shares at 12/31/05 and 25,137,995 shares at 6/30/05	24,817	25,079	25,138
Surplus	368,562	376,046	377,854
Retained earnings	116,875	106,507	93,650
Accumulated other comprehensive loss	(10,466)	(6,567)	(1,987)
Total shareholders' equity	499,788	501,065	494,655
Total Liability and Shareholders' Equity	$3,730,642	$3,749,316	$3,722,100

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Income (Unaudited)
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$45,474	$40,221	$89,184	$79,032
Interest on investment securities:
Taxable	6,176	7,506	12,518	15,070
Tax-exempt	611	522	1,231	1,012
Total interest on investment securities	6,787	8,028	13,749	16,082
Interest on other securities	348	222	689	439
Interest on federal funds sold	621	251	1,572	904
Interest on deposits with unaffiliated banks	161	290	474	515
Total interest income	53,391	49,012	105,668	96,972
Interest Expense
Interest on deposits	16,496	10,478	31,570	19,671
Interest on securities sold under agreements to repurchase	1,205	414	2,264	762
Interest on reverse repurchase agreements - short-term	62	31	154	31
Interest on Federal Home Loan Bank advances - short-term	602	36	1,019	36
Interest on Federal Home Loan Bank advances - long-term	1,809	2,355	3,853	4,827
Total interest expense	20,174	13,314	38,860	25,327
Net Interest Income	33,217	35,698	66,808	71,645
Provision for loan losses	400	730	860	1,460
Net interest income after provision for loan losses	32,817	34,968	65,948	70,185
Noninterest Income
Service charges on deposit accounts	5,356	5,014	10,453	9,730
Trust and investment services revenue	2,094	2,055	4,099	4,072
Other charges and fees for customer services	2,255	1,908	4,387	3,596
Mortgage banking revenue	490	481	913	970
Net gains on sales of investment securities	-	82	-	1,171
Other	323	213	498	394
Total noninterest income	10,518	9,753	20,350	19,933
Operating Expenses
Salaries, wages and employee benefits	14,012	14,625	28,602	29,169
Occupancy	2,421	2,280	5,019	4,721
Equipment	2,345	2,237	4,533	4,552
Other	6,298	5,621	12,043	11,304
Total operating expenses	25,076	24,763	50,197	49,746
Income Before Income Taxes	18,259	19,958	36,101	40,372
Provision for federal income tax	6,030	6,743	11,975	13,653
Net Income	$12,229	$13,215	$24,126	$26,719

Net Income Per Share (Basic)	$0.49	$0.53	$0.96	$1.06
(Diluted)	0.49	0.53	0.96	1.06
Cash Dividends Per Share	0.275	0.265	0.550	0.530

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30
	2006	2005
	(In thousands)
Cash Flows From Operating Activities:
Net income	$24,126	$26,719
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	860	1,460
Gains on sales of loans	(402)	(576)
Proceeds from sales of loans	49,907	49,210
Loans originated for sale	(53,312)	(52,063)
Net gains on sales of investment securities	-	(1,171)
Net losses on sales of other real estate and repossessed assets	108	142
Depreciation of fixed assets	2,880	3,069
Amortization of intangible assets	1,401	1,594
Net amortization of premium and discount on investment securities	805	2,499
Share-based compensation expense	6	-
Net decrease in accrued interest receivable and other assets	1,185	4,010
Net increase (decrease) in interest payable and other liabilities	481	(1,112)
Net cash provided by operating activities	28,045	33,781

Cash Flows From Investing Activities:
Investment securities available for sale:
Proceeds from maturities, calls and principal reductions	68,350	129,746
Proceeds from sales	-	75,864
Purchases	(30,037)	(171,731)
Investment securities held to maturity:
Proceeds from maturities, calls and principal reductions	38,225	64,610
Purchases	(7,094)	(29,337)
Purchases of other securities	(4,631)	(1,065)
Net increase in loans	(58,890)	(69,775)
Proceeds from sales and pay-offs of other real estate and repossessed assets	3,152	3,499
Purchases of premises and equipment, net	(3,194)	(1,657)
Net cash provided by investing activities	5,881	154

Cash Flows From Financing Activities:
Net decrease in demand deposits and savings accounts	(101,328)	(104,897)
Net increase in time deposits	72,801	65,603
Net increase (decrease) in securities sold under agreements to repurchase	25,669	(5,053)
Net increase (decrease) in reverse repurchase agreements	(10,000)	10,000
Increase in Federal Home Loan Bank (FHLB) advances - short-term	100,000	25,000
Repayment of FHLB advances - short-term	(43,000)	-
Increase in FHLB advances - long-term	10,000	25,000
Repayment of FHLB advances - long-term	(71,693)	(66,037)
Cash dividends paid	(13,758)	(13,335)
Proceeds from directors' stock purchase plan	255	231
Tax benefits from share-based awards	57	114
Proceeds from exercise of stock options	460	308
Repurchases of common stock	(8,717)	(1,738)
Net cash used in financing activities	(39,254)	(64,804)

Net decrease in cash and cash equivalents	(5,328)	(30,869)
Cash and cash equivalents at beginning of year	157,496	146,934
Cash and Cash Equivalents at End of Period	$152,168	$116,065

Supplemental disclosure of cash flow information:
Interest paid	$38,603	$24,949
Federal income taxes paid	11,800	13,100
Loans transferred to other real estate and repossessed assets	6,867	2,982

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2006

Note A:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (the "Corporation") have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

Certain prior year amounts have been reclassified to place them on a basis comparable with the current period's financial statements. Such reclassifications had no impact on net income or shareholders' equity.

Share-Based Compensation

Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment" (SFAS 123(R)), using the modified-prospective transition method. Under that method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

The resulting fair value of share-based awards is recognized as compensation expense on a straight-line basis over the vesting period for awards granted prior to the adoption of SFAS 123(R) and over the requisite service period for awards granted after the adoption of SFAS 123(R). The requisite service period is the shorter of the vesting period or the period of retirement eligibility.

Income Taxes

The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate is primarily a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense, other nondeductible expenses relative to pretax-income and tax credits.

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

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2006

Note A:  Basis of Presentation (continued)

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per share computations:
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(In thousands)

Numerator for both basic and diluted earnings per share, net income	$12,229	$13,215	$24,126	$26,719

Denominator for basic earnings per share, average outstanding common shares	24,977	25,152	25,036	25,167
Potential dilutive shares resulting from employee stock options	33	48	39	57
Denominator for diluted earnings per share	25,010	25,200	25,075	25,224

Equity

In April of 2005, the Corporation's board of directors authorized management to repurchase up to 500,000 shares of the Corporation's common stock. The repurchased shares are available for later reissue in connection with potential future stock dividends, the Corporation's dividend reinvestment plan, employee benefit plans and other general purposes. This authorization replaced all prior share repurchase authorizations. At June 30, 2006, there were 76,000 shares available for repurchase under this authorization.

Comprehensive Income

The components of comprehensive income, net of related tax, for the three and six months ended June 30, 2006 and 2005 are as follows:
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net income	$12,229	$13,215	$24,126	$26,719

Net unrealized gains (losses) on securities available for sale, net of tax benefit (expense) of $1,014 and ($1,510) for the three months ended 6/30/06 and 6/30/05, respectively, and $2,099 and $1,041 for the six months ended 6/30/06 and 6/30/05, respectively.	(1,884)	2,805	(3,899)	(1,933)

Reclassification adjustment for realized net gains included in net income, net of tax expense of $29 for the three months ended 6/30/05 and $410 for the six months ended 6/30/05.	-	(53)	-	(761)
Comprehensive income	$10,345	$15,967	$20,227	$24,025

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2006

Note A:  Basis of Presentation (continued)

The components of accumulated other comprehensive income, net of related tax, at June 30, 2006, December 31, 2005 and June 30, 2005 are as follows:
	June 30, 2006	December 31, 2005	June 30, 2005
	(In thousands)
Net unrealized losses on investment securities available for sale (net of related tax benefit of $5,635 at 6/30/06, $3,536 at 12/31/05 and $1,070 at 6/30/05)	$(10,466)	$(6,567)	$(1,987)

Operating Segment

Under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Corporation operates in a single operating segment - commercial banking. The Corporation is a financial holding company that operates through one commercial bank, Chemical Bank, as of June 30, 2006. Chemical Bank operates within the state of Michigan as a state-chartered commercial bank. The Corporation's commercial bank subsidiary operates through an organizational structure of community banks and offers a full range of commercial banking and fiduciary products and services to the residents and business customers in their geographical market areas. The Corporation's community banks are collections of branch banking offices organized by geographical regions within the state. The products and services offered by the community banks are generally consistent throughout the Corporation. The marketing of products and services throughout the Corporation's community banks is generally uniform, as many of the markets served by the community banks overlap. The distribution of products and services is uniform throughout the Corporation's community banks and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.

Other

The Corporation and its subsidiary bank are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated income or financial position of the Corporation.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2006

Note B:  Nonperforming Assets, Allowance for Loan Losses and Impaired Loans

The following summarizes nonperforming assets at the dates indicated:
	June 30, 2006	December 31, 2005	June 30, 2005
		(In thousands)
Nonperforming Assets
Nonaccrual loans:
Commercial	$ 7,146	$ 3,133	$ 4,036
Real estate commercial	5,712	6,691	648
Total commercial	12,858	9,824	4,684
Real estate residential	3,892	3,853	3,239
Consumer	886	884	716
Total nonaccrual loans	17,636	14,561	8,639
Loans 90 days or more past due and still accruing interest:
Commercial	1,903	825	930
Real estate commercial	5,748	2,002	4,053
Total commercial	7,651	2,827	4,983
Real estate residential	1,618	1,717	1,745
Consumer	349	592	698
Total loans 90 days or more past due and still accruing interest	9,618	5,136	7,426
Total Nonperforming Loans	27,254	19,697	16,065
Repossessed assets (1)	9,615	6,801	5,848
Total Nonperforming Assets	$36,869	$26,498	$21,913

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held for sale.

	June 30, 2006	December 31, 2005	June 30, 2005
Nonperforming loans as a percent of total loans	0.99%	0.73%	0.61%
Allowance for loan losses as a percent of total loans	1.22%	1.26%	1.27%
Nonperforming assets as a percent of total assets	0.99%	0.71%	0.59%
Allowance for loan losses as a percent of nonperforming loans	123%	173%	211%

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2006

Note B:  Nonperforming Assets, Allowance For Loan Losses and Impaired Loans (continued)

The following summarizes the changes in the allowance for loan losses:
	Six Months Ended June 30
	2006	2005
	(In thousands)
Allowance for Loan Losses
Balance as of January 1	$34,148	$34,166
Provision for loan losses	860	1,460

Loans charged off:
Commercial	(281)	(699)
Real estate commercial	(600)	-
Total commercial	(881)	(699)
Real estate residential	(306)	(334)
Consumer	(824)	(1,071)
Total loans charged off	(2,011)	(2,104)
Loan recoveries:
Commercial	260	30
Real estate commercial	3	8
Total commercial	263	38
Real estate residential	97	4
Consumer	281	258
Total loan recoveries	641	300
Net loans charged off	(1,370)	(1,804)
Balance as of end of period	$33,638	$33,822

Net loans charged off against the allowance to average loans (annualized)	0.10%	0.14%

The following summarizes impaired loan information at the dates indicated:
	Balances			Valuation Reserve
	June 30, 2006	December 31, 2005	June 30, 2005	June 30, 2006	December 31, 2005	June 30, 2005
	(in thousands)
Impaired loans with valuation reserve	$ 6,546	$5,067	$4,453	$1,569	$1,284	$1,235
Impaired loans with no valuation reserve	9,128	4,757	231	-	-	-
Total impaired loans	$15,674	$9,824	$4,684	$1,569	$1,284	$1,235

Impaired loans on nonaccrual basis	$12,858	$9,824	$4,684	$1,556	$1,284	$1,235
Impaired loans on accrual basis	2,816	-	-	13	-	-
Total impaired loans	$15,674	$9,824	$4,684	$1,569	$1,284	$1,235

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2006

Note B:  Nonperforming Assets, Allowance For Loan Losses and Impaired Loans (continued)

The Corporation considers all nonaccrual commercial and commercial real estate loans to be impaired loans. In addition, during the second quarter of 2006, the Corporation identified an additional $2.8 million of impaired loans that were in an accrual status. Impaired loans as of June 30, 2006 and June 30, 2005, were $15.7 million and $4.7 million, respectively. The Corporation's impaired loans requiring a specific allocation of the allowance for loan losses totaled $6.5 million and $4.5 million at June 30, 2006 and June 30, 2005, respectively. The allowance for loan losses allocated to impaired loans was $1.6 and $1.2 million as of June 30, 2006 and June 30, 2005, respectively.

Note C:  Intangible Assets

The Corporation has four major types of intangible assets: goodwill, mortgage servicing rights, core deposits and non-compete covenants. Goodwill, core deposits and non-compete covenants arose as the result of business combinations or other acquisitions. Mortgage servicing rights arose as a result of selling mortgage loans in the secondary market but retaining the right to service these loans and receive servicing income over the life of the loan. Amortization is recorded on the mortgage servicing rights, core deposits and non-compete covenants. Goodwill is not amortized but is evaluated at least annually for impairment.

The following table shows the net carrying value of the Corporation's intangible assets:
	June 30, 2006	December 31, 2005	June 30, 2005
	(In thousands)
Goodwill	$63,293	$63,293	$63,293
Mortgage servicing rights	2,193	2,423	2,941
Core deposits/non-compete covenants	4,743	5,780	6,797
	$70,229	$71,496	$73,031

The Corporation's capitalized mortgage servicing rights (MSRs) as of June 30, 2006, December 31, 2005, and June 30, 2005 were $2.2 million, $2.4 million and $2.9 million, respectively. There was no impairment valuation allowance recorded on MSRs as of June 30, 2006, December 31, 2005 or June 30, 2005. Mortgage banking revenue is a component of noninterest income and is recorded net of the amortization expense on MSRs. The Corporation was servicing $524.6 million, $544.1 million and $578.4 million of residential mortgage loans as of June 30, 2006, December 31, 2005 and June 30, 2005, respectively.

The following table sets forth the carrying amount and accumulated amortization of core deposits and non-compete covenants that are amortizable and arose from business combinations or were acquired otherwise:
	June 30, 2006			December 31, 2005			June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
				(In thousands)
Core deposits/ non- compete covenants	$19,959	$15,216	$4,743	$19,959	$14,179	$5,780	$20,049	$13,252	$6,797

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2006

Note C:  Intangible Assets (continued)

The following table sets forth the amortization expense of amortizable intangible assets:
	Six Months Ended June 30
	2006	2005
	(In thousands)
Mortgage servicing rights amortization	$ 364	$ 460
Core deposits and non-compete covenant amortization	1,037	1,134
Total intangible assets amortization expense	$1,401	$1,594

At June 30, 2006, the remaining amortization expense on core deposits and non-compete covenant intangible assets that existed as of that date has been estimated through 2010 and thereafter in the following table (in thousands):
2006	$ 850
2007	1,607
2008	1,285
2009	450
2010	201
2011 and thereafter	350
Total	$4,743

Note D:  Employee Benefit Plans

Stock Options

The Corporation maintains stock-based employee compensation plans, under which it periodically has granted stock options for a fixed number of shares with an exercise price equal to the market value of the shares on the date of grant. Prior to January 1, 2006, the Corporation accounted for these options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25), and related interpretations, as permitted by SFAS 123. No stock-based employee compensation cost was recognized in the consolidated statement of income for the six-month period ended June 30, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Corporation adopted SFAS 123(R) using the modified-prospective transition method. Under that transition method, compensation cost recognized in the first six months of 2006 includes compensation cost for all share-based payments (stock options) granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for the prior periods have not been restated.

The resulting fair value of share-based awards is recognized as compensation expense on a straight-line basis over the vesting period for awards granted prior to the adoption of SFAS 123(R), and over the requisite service period for awards granted after the adoption of SFAS 123(R). The requisite service period is the shorter of the vesting period or the period to retirement eligibility. Forfeitures have been insignificant historically, and are expected to continue to be insignificant.

As a result of adopting SFAS 123(R) on January 1, 2006, the Corporation's income before income taxes and net income for the six months ended June 30, 2006, were approximately seven thousand and four thousand dollars lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three and six months ended June 30, 2006 did not change as a result of the Corporation adopting SFAS 123(R). The Corporation reported basic and diluted earnings per share of $0.49 for the

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2006

Note D:  Employee Benefit Plans (continued)

second quarter of 2006 and $0.96 for the six months ended June 30, 2006. The impact of the adoption of SFAS 123(R) was decreased as a result of the acceleration of the vesting of options to purchase 167,527 shares of the Corporation's common stock in December 2005. The acceleration of the vesting of these options reduced non-cash compensation expense in 2006 by approximately $0.61 million. In addition, the board of directors granted options to purchase 177,450 shares of common stock in December 2005 that became immediately vested. These options had a grant date fair value of $1.66 million. As the 177,450 options granted in December 2005 were vested as of December 31, 2005, the Corporation will not recognize future non-cash compensation expense in conjunction with these options.

SFAS 123(R) requires the cash flows realized from the tax benefits of exercised stock option awards that result from actual tax deductions in excess of the recorded tax benefits related to the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $0.057 million tax benefit classified as a financing cash inflow in the second quarter of 2006 would have been classified as an operating cash flow if the Corporation had not adopted SFAS 123(R).

If the Corporation had elected to recognize compensation cost in the three and six months ended June 30, 2005, based on the fair value of the options granted at the grant dates, net income and earnings per share would have been reduced to the pro forma amounts indicated below:
	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(In thousands, except per share amounts)
Net income - as reported	$13,215	$26,719
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	262	524
Net income - pro forma	$12,953	$26,195

Basic earnings per share - as reported	$0.53	$1.06
Basic earnings per share - pro forma	0.52	1.04
Diluted earnings per share - as reported	0.53	1.06
Diluted earnings per share - pro forma	0.51	1.04

Stock Option Plans

The Corporation's 1987 Award and Stock Option Plan and the Stock Incentive Plan of 1997 (the "Plans"), which are shareholder-approved, permit the grant of options to purchase shares of common stock to its employees. As of June 30, 2006, there were 3,325 shares available for future grant under the Stock Incentive Plan of 1997.

Effective January 17, 2006, as approved by the Corporation's shareholders at the 2006 annual meeting of shareholders held April 17, 2006, the Corporation established the Stock Incentive Plan of 2006 (2006 Plan). The 2006 Plan permits the grant and award of stock options, restricted stock units, stock awards and other stock-based and stock-related awards. No share-based compensation was granted under the 2006 Plan in the second quarter of 2006 nor during the six months ended June 30, 2006. The 2006 Plan provides for accelerated vesting if there is a change in control as defined in the 2006 Plan document. Option awards can be granted with an exercise price equal to no less than the market price of the Corporation's stock at the date of grant and the Corporation expects option awards generally to vest from one to five years from the date of grant. Dividends are not paid on unexercised options.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model using various assumptions. Expected volatilities are based on historical volatility of the Corporation's stock over a nine-year period. The Corporation uses historical data to estimate option exercise behavior and employee

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2006

Note D:  Employee Benefit Plans (continued)

terminations within the valuation model. The expected term of options represents the period of time that options granted are expected to be outstanding and is based primarily upon historical experience. The risk-free interest rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of grant.

The Corporation did not grant share-based compensation awards during the three and six months ended June 30, 2006 and 2005.

A summary of option activity and changes under the Plans during the six months ended June 30, 2006 is presented below:
	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	745,428	$31.63
Granted	-	-
Exercised	(35,461)	$20.62
Forfeited or expired	-	-
Outstanding at June 30, 2006	709,967	$32.18	6.73	$1,198
Exercisable/vested at June 30, 2006	700,100	$32.27	6.74	$1,151

The aggregate intrinsic values of outstanding and exercisable options at June 30, 2006 were calculated based on the closing price of the Corporation's stock on June 30, 2006 of $30.60 per share less the exercise price of those shares. Outstanding and exercisable options with intrinsic values less than zero, or "out-of-the-money" options, were not included in the aggregate intrinsic value reported.

The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was $0.16 million and $0.24 million, respectively.

As of June 30, 2006, there was approximately $12,000 of total unrecognized pre-tax compensation cost related to nonvested share-based compensation awards granted under the Plans. That cost is expected to be recognized over a weighted-average period of ten months.

Pension and Post Retirement Benefits

The Corporation announced in May 2006 that, effective June 30, 2006, a partial freeze of the Chemical Financial Corporation Employee Pension Plan (Pension Plan), a defined benefit plan, was approved. Approximately two-thirds of the participants in the Pension Plan had their benefits frozen as of June 30, 2006. Employees affected by the freeze will receive four percent of their eligible pay as a contribution to a defined contribution plan beginning July 1, 2006. As a result of the Pension Plan being frozen, the Corporation recognized a curtailment gain. The remeasurement of pension expense was calculated as of May 31, 2006, using a discount rate of 6.25%, future annual salary increases of 4.25% and a long-term return on assets assumption of 7%. Net periodic benefit cost for the Pension Plan in the second half of 2006 is estimated to decline $1.4 million, as compared to the applicable cost incurred during the first six months of 2006. The decrease in Pension Plan expense will be partially offset by an increase in defined contribution plan costs, which have been estimated will be $0.6 million higher in the second half of 2006.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2006

Note D:  Employee Benefit Plans (continued)

The components of net periodic benefit cost for the Corporation's qualified and nonqualified pension plans and nonqualified postretirement benefit plan are as follows:
	Defined Benefit Pension Plans		Postretirement Benefit Plan
	Six Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(In thousands)

Service cost	$2,347	$2,448	$-	$1
Interest cost	2,340	2,155	135	141
Expected return on plan assets	(3,109)	(2,922)	-	-
Amortization of prior service benefit	(10)	(12)	(162)	(162)
Amortization of unrecognized net loss	325	236	28	34
Curtailment gain	(15)	-	-	-
Net periodic benefit cost	$1,878	$1,905	$1	$14

For further information on the Corporation's pension and postretirement benefits, refer to Note I to the consolidated financial statements incorporated by reference in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

Note E:  Financial Guarantees

In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer's creditworthiness. At June 30, 2006 and 2005, the Corporation had $44.9 million and $26.3 million, respectively, of outstanding financial and performance standby letters of credit which expire in five years or less. The majority of these standby letters of credit are collateralized. The amount of a potential liability arising from these standby letters of credit is considered immaterial to the financial statements as a whole.

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

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2006

Note F:  Pending Accounting Pronouncements (continued)

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

The FASB released the final interpretation of SFAS No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which is effective for fiscal years beginning after December 15, 2006. FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income tax position by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48's use of the term "more-likely-than-not" in steps one and two is consistent with how that term is used in SFAS No. 109, "Accounting for Income Taxes" (i.e., a likelihood of occurrence greater than 50 percent).

Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions.

FIN 48 includes expanded disclosure requirements, including a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period.

The Corporation has commenced the process of evaluating the impact of FIN 48 on its financial condition and results of operations, but is currently not in a position to determine such effects.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

Critical Accounting Policies

The Corporation's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, the benefit obligation and net periodic pension expense for employee pension and postretirement benefit plans and the valuation of mortgage servicing rights and goodwill. The Corporation believes that these estimates and the related policies are important to the portrayal of the Corporation's financial condition and results of operations. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. The Corporation's significant accounting policies are more fully described in Note A to the audited consolidated financial statements contained in the Corporation's 2005 Annual Report on Form 10-K and the more significant assumptions and estimates made by management are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Corporation's 2005 Annual Report on Form 10-K. There have been no material changes to those policies or the estimates made pursuant to those policies during the most recent quarter.

Summary

The Corporation's net income was $12.2 million in the second quarter of 2006, down 7.5% from net income of $13.2 million in the second quarter of 2005. Diluted earnings per share were $0.49 in the second quarter of 2006, down 7.5% from diluted earnings per share of $0.53 in the second quarter of 2005. The decreases in net income and earnings per share were primarily the result of a decrease in net interest income.

Return on average assets in the second quarter of 2006 was 1.32%, compared to 1.41% in the second quarter of 2005 on an annualized basis. Return on average equity in the second quarter of 2006 was 9.7%, compared to 10.8% in the second quarter of 2005 on an annualized basis.

Total assets were $3.73 billion as of June 30, 2006, up $8.5 million, or 0.2%, from total assets of $3.72 billion at June 30, 2005 and down $18.7 million, or 0.5%, from total assets of $3.75 billion at December 31, 2005.

Total loans increased $110.7 million, or 4.2%, from June 30, 2005 to $2.76 billion as of June 30, 2006, and increased $54.5 million, or 2.0%, from December 31, 2005. The increase in total loans from June 30, 2005 was due to growth in commercial loans and real estate residential loans, moderate growth in real estate construction loans and modest growth in the consumer loans. The increase in total loans from December 31, 2005 was due to growth across all loan product categories except real estate construction loans, which declined slightly.

Shareholders' equity of $499.8 million as of June 30, 2006 decreased $1.3 million, or 0.3%, from December 31, 2005. At June 30, 2006, shareholders' equity was 13.4% of total assets and $20.14 per outstanding share. The decrease in shareholders' equity at June 30, 2006, compared to December 31, 2005, was primarily attributable to retained net income that was offset by a $3.9 million increase in accumulated other comprehensive loss as a result of a decline in the market value of the Corporation's investment securities and the repurchase of $8.7 million, or 297,100 shares, of the Corporation's common stock.

Results of Operations

Net Interest Income

Interest income is the total amount earned on funds invested in loans, investment and other securities, interest-bearing deposits with unaffiliated banks and federal funds sold. Interest expense is the amount of interest paid on interest-bearing checking and savings accounts, time deposits, short-term borrowings and Federal Home Loan Bank (FHLB) advances. Net interest income, on a fully taxable equivalent (FTE) basis, is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt commercial loans and investment securities. Net interest margin is calculated by dividing net interest income (FTE) by average interest-earning assets, annualized as applicable.

The presentation of net interest income on a FTE basis is not in accordance with U.S. GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $0.43 million and $0.38 million for the second quarters of 2006 and 2005, respectively, and $0.88 million and $0.75 for the six months ended June 30, 2006 and 2005, respectively. These adjustments were computed using a 35% federal income tax rate.

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

The Corporation's net interest income (FTE) in the second quarter of 2006 was $33.7 million, a $2.4 million, or 6.7%, decrease from net interest income (FTE) of $36.1 million recorded in the second quarter of 2005. Net interest income (FTE) for the six months ended June 30, 2006 was $67.7 million compared to $72.4 million for the six months ended June 30, 2005, representing a $4.7 million or 6.5% decline. The decrease in net interest income (FTE) was primarily attributable to a combination of the adverse impact of the increase in short-term interest rates and the flat interest yield curve on interest expense on deposits and short-term borrowings, a $46 and $48 million decrease in average interest-earning assets between the second quarter of 2006 and the second quarter of 2005 and the six months ended June 30, 2006 and the six months ended June 30, 2005, respectively, and changes in the mix of interest-bearing liabilities from lower-cost savings deposits to higher-cost deposits. These unfavorable items were partially offset by an increase in the yield on interest-earning assets and a positive change in the mix of interest-earning assets, with average loans up $126.8 million, or 4.9%, in the second quarter of 2006, as compared to the second quarter of 2005. Average loans for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, were up $123.6 million, or 4.8%.

Average interest-earning assets of $3.48 billion in the second quarter of 2006 were down $46.3 million, or 1.3%, from the second quarter of 2005. On a year-to-date basis, average interest-earning assets were $3.51 billion, a reduction of $48.1 million, or 1.4%, from the prior year. The reductions in average interest-earning assets for both the quarter and year-to-date comparisons were primarily attributable to a reduction in investment securities. The Corporation's investment securities portfolio declined as investment securities maturities were used to temporarily fund a decrease in wholesale borrowings.

Net interest margin was 3.88% in the second quarter of 2006, compared to 4.10% in the second quarter of 2005. The net interest margin for the six months ended June 30, 2006 was 3.89%, compared to 4.11% for the first six months of 2005. The decrease in net interest margin during the three and six months ended June 30, 2006, compared to the same time periods in 2005, was primarily attributable to the increase in the average yield on interest-earning assets not keeping pace with the increase in the average cost of interest-bearing liabilities. The average yield on interest-earning assets increased 58 basis points to 6.20% in the second quarter of 2006 and increased 58 basis points to 6.12% on a year-to-date basis. The average cost of interest-bearing liabilities increased 108 basis points to 3.06%, as compared to the second quarter of 2005 and 106 basis points to 2.93% on a year-to-date basis. The increases in the cost of interest-bearing liabilities were attributable to a combination of factors, including the overall increase in market interest rates, the migration of customer funds from lower-yielding deposit products into higher yielding time deposits and a slight change in the mix of deposits, with a slight decline in lower cost consumer deposits being offset by increases in higher cost business and municipal customer deposits. The yield on the Corporation's loan portfolio has increased moderately during a period of significantly rising interest rates due to the loan portfolio being comprised predominately of fixed interest rate loans or loans with interest rates fixed for at least five years. In addition, the competition for loan volume remained strong in the Corporation's local markets, resulting in heightened pricing competition for new loan originations.

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

Average Balances, Tax Equivalent Interest, and Effective Yields and Rates*
	Three Months Ended June 30
	2006			2005
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$2,731,421	$45,613	6.70%	$2,604,615	$40,341	6.21%
Taxable investment securities / other securities	628,547	6,524	4.16	817,776	7,728	3.79
Non-taxable investment securities	56,331	906	6.43	45,022	785	6.97
Federal funds sold	51,440	621	4.84	35,466	251	2.84
Interest-bearing deposits with unaffiliated banks	13,033	161	4.95	24,208	290	4.80
Total interest-earning assets	3,480,772	53,825	6.20	3,527,087	49,395	5.62
Less: Allowance for loan losses	34,517			34,137
Other Assets:
Cash and cash due from banks	98,115			103,413
Premises and equipment	44,822			46,541
Interest receivable and other assets	126,142			117,894
Total Assets	$3,715,334			$3,760,798

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$532,711	$3,059	2.30%	$547,462	$1,553	1.14%
Savings deposits	721,961	2,977	1.65	880,490	2,283	1.04
Time deposits	1,051,490	10,460	3.99	926,538	6,642	2.88
Securities sold under agreements to repurchase	138,410	1,205	3.49	93,503	414	1.78
Reverse repurchase agreements - short-term	6,593	62	3.77	3,407	31	3.65
Federal Home Loan Bank advances - short-term	48,243	602	5.01	4,396	36	3.28
Federal Home Loan Bank advances - long-term	146,093	1,809	4.97	245,785	2,355	3.84
Total interest-bearing liabilities	2,645,501	20,174	3.06	2,701,581	13,314	1.98
Noninterest-bearing deposits	534,179			537,750
Total deposits and borrowed funds	3,179,680			3,239,331
Interest payable and other liabilities	32,348			30,654
Shareholders' equity	503,306			490,813
Total Liabilities and Shareholders' Equity	$3,715,334			$3,760,798
Net Interest Income (FTE)		$33,651			$36,081
Net Interest Margin (FTE)			3.88%			4.10%

*Taxable equivalent basis using a federal income tax rate of 35%.

Average Balances, Tax Equivalent Interest, and Effective Yields and Rates*
	Six Months Ended June 30
	2006			2005
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$2,713,680	$89,463	6.65%	$2,590,054	$79,272	6.17%
Taxable investment securities / other securities	648,189	13,207	4.11	828,404	15,509	3.78
Non-taxable investment securities	56,712	1,829	6.45	43,045	1,526	7.09
Federal funds sold	68,950	1,572	4.60	71,843	904	2.54
Interest-bearing deposits with unaffiliated banks	20,567	474	4.65	22,865	515	4.54
Total interest-earning assets	3,508,098	106,545	6.12	3,556,211	97,726	5.54
Less: Allowance for loan losses	34,487			34,225
Other Assets:
Cash and cash due from banks	99,047			103,196
Premises and equipment	44,954			46,938
Interest receivable and other assets	125,318			119,133
Total Assets	$3,742,930			$3,791,253

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$554,136	$6,080	2.21%	$555,812	$2,808	1.02%
Savings deposits	738,853	5,768	1.57	896,212	4,264	0.96
Time deposits	1,032,697	19,722	3.85	913,747	12,599	2.78
Securities sold under agreements to repurchase	137,162	2,264	3.33	97,578	762	1.57
Reverse repurchase agreements - short-term	8,287	154	3.75	1,713	31	3.65
Federal Home Loan Bank advances - short-term	41,271	1,019	4.98	2,210	36	3.28
Federal Home Loan Bank advances - long-term	164,484	3,853	4.72	258,850	4,827	3.76
Total interest-bearing liabilities	2,676,890	38,860	2.93	2,726,122	25,327	1.87
Noninterest-bearing deposits	530,632			544,920
Total deposits and borrowed funds	3,207,522			3,271,042
Interest payable and other liabilities	31,762			31,017
Shareholders' equity	503,646			489,194
Total Liabilities and Shareholders' Equity	$3,742,930			$3,791,253
Net Interest Income (FTE)		$67,685			$72,399
Net Interest Margin (FTE)			3.89%			4.11%

*Taxable equivalent basis using a federal income tax rate of 35%.

Analysis of Changes in Interest Income and Interest Expense (1)
	Three Months Ended June 30 2006 compared to 2005
	Increase (Decrease) Due to Changes in
	Average Volume(2)	Average Yield/Rate(2)	Net Change(1)
	(In thousands)
Changes in Interest Income:
Loans	$ 2,011	$ 3,261	$ 5,272
Taxable investment / other securities	(1,907)	703	(1,204)
Non-taxable investment securities	186	(65)	121
Federal funds sold	144	226	370
Interest-bearing deposits with banks	(138)	9	(129)
Total change in interest income	296	4,134	4,430

Changes in Interest Expense:
Interest-bearing demand deposits	(43)	1,549	1,506
Savings deposits	(466)	1,160	694
Time deposits	990	2,828	3,818
Securities sold under agreements to repurchase	263	528	791
Reverse repurchase agreements - short-term	30	1	31
Federal Home Loan Bank advances - short-term	538	28	566
Federal Home Loan Bank advances - long-term	(1,117)	571	(546)
Total change in interest expense	195	6,665	6,860
Total Increase (Decrease) in Net Interest Income (FTE)	$ 101	$(2,531)	$(2,430)

(1)Taxable equivalent basis using a federal income tax rate of 35%.
(2)The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Analysis of Changes in Interest Income and Interest Expense (1)
	Six Months Ended June 30 2006 compared to 2005
	Increase (Decrease) Due to Changes in
	Average Volume(2)	Average Yield/Rate(2)	Net Change(1)
	(In thousands)
Changes in Interest Income:
Loans	$ 3,899	$ 6,292	$10,191
Taxable investment / other securities	(3,586)	1,284	(2,302)
Non-taxable investment securities	452	(149)	303
Federal funds sold	(37)	705	668
Interest-bearing deposits with banks	(53)	12	(41)
Total change in interest income	675	8,144	8,819

Changes in Interest Expense:
Interest-bearing demand deposits	(8)	3,280	3,272
Savings deposits	(848)	2,352	1,504
Time deposits	1,801	5,322	7,123
Securities sold under agreements to repurchase	401	1,101	1,502
Reverse repurchase agreements - short-term	122	1	123
Federal Home Loan Bank advances - short-term	955	28	983
Federal Home Loan Bank advances - long-term	(2,024)	1,050	(974)
Total change in interest expense	399	13,134	13,533
Total Increase (Decrease) in Net Interest Income (FTE)	$ 276	$(4,990)	$(4,714)

(1)Taxable equivalent basis using a federal income tax rate of 35%.
(2)The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision and Allowance for Loan Losses

The provision for loan losses (provision) is the adjustment to the allowance for loan losses (allowance) to provide for probable losses inherent in the loan portfolio. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the remainder of the loan portfolio but that have not been specifically identified. The allowance is comprised of specific allowances (assessed for loans that have known credit weaknesses), pooled allowances based on assigned risk ratings and historical loan loss experience for each loan type, and an unallocated allowance for imprecision in the subjective nature of the specific and pooled allowance methodology. Management evaluates the allowance on a quarterly basis to ensure the level is adequate to absorb probable losses inherent in the loan portfolio. This evaluation process is inherently subjective as it requires estimates that may be susceptible to significant change and has the potential to affect net income materially. While the Corporation continues to enhance its loan loss allocation model and risk rating process, it has not substantially changed its overall approach in the determination of the allowance for loan losses. The Corporation's methodology for measuring the adequacy of the allowance includes several key elements, which includes a review of the loan portfolio, both individually and by category, and includes consideration of changes in the mix and volume of the loan portfolio, actual loan loss experience, the financial condition of the borrowers, industry and geographical exposures within the portfolio, economic conditions and employment levels of the Corporation's local markets and other factors affecting business sectors. Management believes that the allowance for loan losses is currently maintained at the appropriate level, considering the inherent risk in the loan portfolio. Future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies or the level of loan losses incurred.

The provision for loan losses was $0.40 million in the second quarter of 2006, compared to $0.73 million in the second quarter of 2005. Net loan charge-offs were $0.92 million in the second quarter of 2006, compared to $1.08 million in the second quarter of 2005. The decrease in the provision for loan losses was primarily driven by the Corporation's decrease in net loan charge-offs. Net loan charge-offs in the second quarter of 2006 included the charge-off of $0.6 million on a $3.0 million commercial real estate development loan that was placed in nonaccrual status in December 2005. In December 2005, this loan was deemed an impaired loan with a $0.6 million impairment reserve. During the second quarter of 2006, the Corporation took a deed in lieu of foreclosure on the property, recognized a write-down of $0.6 million on the loan and transferred the property from the loan portfolio to other real estate at an estimated net realizable value of $2.4 million. The provision for loan losses was $0.86 million and $1.46 million for the six months ended June 30, 2006 and 2005, respectively. Net loan charge-offs for the six months ended June 30, 2006 and 2005 were $1.37 million and $1.80 million, respectively. Net loan charge-offs as a percentage of average total loans were 0.10% during the six months ended June 30, 2006, compared to 0.14% during the same time period in 2005. Nonperforming loans were $27.3 million as of June 30, 2006 and $19.7 million as of December 31, 2005, a $7.6 million increase, and an $11.2 million increase from total nonperforming loans as of June 30, 2005 of $16.1 million. It has been determined that the increase in nonperforming loans does not pose a heightened risk of a significant increase in loan losses, as these loans are generally well secured.

Economic conditions in the Corporation's markets, all within Michigan, were generally less favorable than those nationwide during both the three-and six-month periods ended June 30, 2006. Forward-looking indicators suggest these economic conditions may continue for the remainder of 2006.

At June 30, 2006, the allowance was $33.6 million, slightly lower than the $34.1 million at December 31, 2005 and $33.8 million at June 30, 2005. The decrease in the allowance during the second quarter of 2006 was attributable to a combination of factors, including the impact of the elimination of a $0.6 million impairment reserve due to the recognition of a loan charge-off and lower risk factors being applied to some of the loan categories based on the improvement of historical loss experience which was partially offset by re-classified loans and new impairment reserves. The unallocated portion of the allowance at June 30, 2006 was $1.3 million, compared to $1.4 million at December 31, 2005. The allowance as a percentage of total period-end loans was 1.22% at June 30, 2006 compared to 1.26% at December 31, 2005 and 1.27% at June 30, 2005.

Noninterest Income

The following schedule includes the major components of noninterest income during the three and six months ended June 30, 2006 and 2005.
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(In thousands)

Service charges on deposit accounts	$ 5,356	$5,014	$10,453	$ 9,730
Trust and investment services revenue	2,094	2,055	4,099	4,072
Other fees for customer services	743	502	1,456	1,016
Electronic banking fees	687	692	1,355	1,339
Investment fees	621	420	1,172	733
Insurance commissions	204	294	404	508
Mortgage banking revenue	490	481	913	970
Investment securities gains	-	82	-	1,171
Other	323	213	498	394
Total Noninterest Income	$10,518	$9,753	$20,350	$19,933

Noninterest income of $10.52 million in the second quarter of 2006 increased $0.77 million, or 7.8%, compared to the second quarter of 2005. The Corporation experienced increases in a number of noninterest income categories, including service charges on deposit accounts of $0.34 million, or 6.8%, other fees for customer services of $0.24 million, or 48.0%, and investment fees of $0.20 million, or 47.9%. Noninterest income was $20.35 million during the six months ended June 30, 2006, a $0.42 million, or 2.1%, increase compared to $19.93 million for the prior year period. On a year-to-date basis in 2006, as compared to the prior year, the Corporation experienced increases in service charges on deposit accounts of $0.72 million, or 7.4%, investment fees of $0.44 million, or 59.9%, and other customer fees of $0.44 million, or 43.3%. These increases were partially offset by investment securities gains of $1.17 million being realized in the first six months of 2005, compared to no investment securities gains in the first six months of 2006. Excluding investment securities gains, noninterest income increased $1.59 million, or 8.5% during the first six months of 2006 compared to the same time period in 2005. Service charges on deposits accounts were positively impacted by a fee increase on certain customer activity effective August 1, 2005, as well as a higher volume of activity in fee-based services.

Operating Expenses

The following schedule includes the major components of operating expenses during the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(In thousands)

Salaries and wages	$11,430	$11,408	$22,506	$22,550
Employee benefits	2,582	3,217	6,096	6,619
Occupancy	2,421	2,280	5,019	4,721
Equipment	2,345	2,237	4,533	4,552
Postage and courier	621	669	1,345	1,300
Supplies	252	268	505	544
Professional fees	998	963	1,841	1,715
Outside processing / service fees	477	320	1,045	590
Michigan single business tax provision	537	520	1,017	1,029
Advertising and marketing	351	381	724	794
Intangible asset amortization	504	528	1,037	1,134
Telephone	539	484	995	879
Other real estate expense	549	139	804	498
Other	1,470	1,349	2,730	2,821
Total Operating Expenses	$25,076	$24,763	$50,197	$49,746

Total operating expenses of $25.1 million in the second quarter of 2006 were $0.31 million, or 1.3%, higher than in the second quarter of 2005. The increase in operating expenses between the second quarter of 2006 and 2005 was primarily attributable to increases in occupancy and equipment expenses, outside processing/service fees and other real estate expenses. These increases were partially offset by a decrease in employee benefits. On a year-to-date basis in 2006, total operating expenses were $50.2 million, an increase of $0.45 million, or 0.9%, compared to the same period in the prior year. Restructuring costs have been incurred during 2006 to complete the consolidation of the Corporation's bank subsidiaries that was effective December 31, 2005 and in conjunction with the closure of eight underperforming branch banking offices in February 2006. Costs associated with the internal consolidation process for the three and six months ended June 30, 2006 were $0.2 million and $0.6 million, respectively. Management estimates an additional $0.2 million will be incurred to complete the internal consolidation process during the remainder of 2006.

The Corporation had 1,371 employees on a full-time equivalent basis as of June 30, 2006, compared to 1,398 employees, on a full-time equivalent basis, as of June 30, 2005. The decline in the number of employees was attributable to the Corporation's internal consolidation initiative, which included the closure of eight banking offices. Salaries and wages were down $0.04 million, or 0.2%, during the six months ended June 30, 2006, compared to the same time period in 2005. The decrease in salaries and wages was due to a decrease in incentive compensation expense of $0.53 million being offset by an increase in salaries of $0.49 million.

Total employee benefits expense during the six months ended June 30, 2006 was $6.10 million, a decrease of $0.52 million, or 7.9%, compared to the same time period in the prior year. The decrease in employee benefits was primarily attributable to a group medical insurance rebate received of $0.38 million.

During May 2006, the Corporation announced the partial freeze of its defined benefit pension plan (Pension Plan), effective June 30, 2006. This announcement affected approximately two-thirds of the Pension Plan participants, whereby no additional benefits under the Pension Plan will be earned by these employees after June 30, 2006. For employees affected by the freeze, the Corporation will contribute four percent of their eligible pay to the Chemical Financial Corporation 401(k) Savings Plan (the Savings Plan) without regard to the employees' contribution, while continuing its existing policy of partially matching employee contributions to the Savings Plan. Employees who will receive the new benefit under the Savings Plan are those with less than fifteen years of service or those whose combined age and years of service is less than sixty-five. The Corporation estimates its combined Pension Plan expense and Savings Plan contribution expense, during the second half of 2006, will be approximately $0.8 million less than the total expense recognized for these costs during the first six months of 2006.

The Corporation adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective transition method, on January 1, 2006. Under that transition method, salaries and wages recognized in the first and second quarters of 2006 both included approximately three thousand dollars of non-cash compensation expense for all share-based payments (stock options) granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123. Unvested stock options at June 30, 2006 totaled 9,867 shares. The average remaining contractual term of these unvested options is approximately six years. Results for the prior period have not been restated as a result of implementing SFAS 123(R) under the modified-prospective transition method.

Occupancy expense of $2.42 million in the second quarter of 2006 was up $0.14 million, or 6.2%, over the second quarter of 2005 and for the six months ended June 30, 2006, occupancy expense of $5.02 million was $0.30 million, or 6.3%, higher than the same period for the prior year. The year-to-date increase in occupancy expense was due to $0.13 million of internal consolidation costs and a $0.16 million net loss on the disposal of assets. Outside processing / service fees of $0.48 million in the second quarter of 2006 were up $0.16 million, or 49.1%, compared to the second quarter of 2005, and on a year-to-date basis were $1.05 million, an increase of $0.46 million, or 77.1% from the same period in the prior year. The increase was largely as a result of costs of $0.30 million associated with the Corporation's internal consolidation initiatives.

Equipment costs of $2.35 million in the second quarter of 2006 increased $0.11 million, or 4.8%, from the second quarter of 2005. The increase was primarily attributable to an internal consolidation expense of $0.07 million. Other operating expenses of $2.02 million in the second quarter of 2006 increased $0.53 million, or 35.8%, from the second quarter of 2005. The increase in this category of operating expenses was primarily attributable to higher costs associated with holding other real estate properties and losses associated with these properties.

Income Tax Expense

The Corporation's effective federal income tax rate was 33.0% in the second quarter of 2006, compared to 33.8% in the second quarter of 2005 and 33.2% for the six months ended June 30, 2006, compared to 33.8% for the six months ended June 30, 2005. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate is primarily a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense, other nondeductible expenses relative to pretax income and tax credits.

Balance Sheet Changes

Loans

The Corporation's philosophy is such that it will not compromise on loan quality and generally does not make loans outside its banking markets to grow its loan portfolio. In addition, the Corporation generally does not participate in syndicated loans, which is a method utilized by some financial institutions to increase the size of their loan portfolios. The Corporation's loan portfolio is generally diversified geographically within the state of Michigan, as well as along industry lines and, therefore, the Corporation believes that its loan portfolio is reasonably insulated from material adverse economic trends.

Total loans at June 30, 2006 were $2.76 billion, up $54.5 million, or 2.0%, compared to $2.71 billion at December 31, 2005 and up $110.7 million, or 4.2%, from June 30, 2005. While Michigan's economy has remained relatively weak during 2006 compared to the nationwide economy, the Corporation experienced a $66.8 million, or 2.5%, increase in total loans during the second quarter of 2006. This increase was driven by a combination of a concerted sales effort in the commercial loan area and promotional pricing on consumer loans during the second quarter of 2006.

Commercial loans increased $18.2 million, or 3.5%, from December 31, 2005 to $536.1 million as of June 30, 2006. The increase in commercial loans during the six months ended June 30, 2006 was due to a concerted sales effort. Commercial loans represented 19.4% and 19.1% of the Corporation's loan portfolio as of June 30, 2006 and December 31, 2005, respectively.

Real estate commercial loans increased $1.5 million, or 0.2%, from December 31, 2005 to $706.2 million as of June 30, 2006. Real estate commercial loans represented 25.5% of the Corporation's loan portfolio as of June 30, 2006 and 26.0% as of December 31, 2005. The weakness of the economy within Michigan has adversely impacted new capital investments by businesses within the Corporation's markets.

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

Real estate construction loans decreased $2.9 million, or 1.8%, from December 31, 2005 to $155.5 million as of June 30, 2006. Real estate construction loans represented 5.6% and 5.8% of the Corporation's loan portfolio as of June 30, 2006 and December 31, 2005, respectively. The weakness of the economy within Michigan has adversely impacted both new capital investments by businesses within the Corporation's markets and new residential housing construction. Construction lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser of the property if it will not be owner-occupied. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market areas, using conservative underwriting guidelines and closely monitoring the construction process.

Real estate residential loans increased $23.7 million, or 3.0%, from December 31, 2005 to $812.4 million as of June 30, 2006. The majority of this growth occurred in the second quarter of 2006 as this segment of the loan portfolio is somewhat seasonal, with higher growth generally occurring in the second and third quarters of the year. Residential real estate loans represented 29.4% of the Corporation's loan portfolio as of June 30, 2006 and 29.1% as of December 31, 2005. The Corporation's residential real estate loans primarily consist of one- to four-family residential loans with original terms of fifteen years or less. The loan-to-value ratio at time of origination is generally 80% or less. Loans originated with more than an 80% loan-to-value ratio generally require private mortgage insurance or are sold in the secondary market. During the first six months of 2006, the Corporation kept the majority of the fixed rate residential real estate loans originated with a term of fifteen years in its own loan portfolio, rather than selling them in the secondary mortgage market, as had generally been its practice during the prior three years. The Corporation continued to generally sell all fixed rate residential loans with terms greater than fifteen years in the secondary mortgage market. The Corporation keeps adjustable rate mortgages in its own loan portfolio, including those with a fixed interest rate for the first seven and ten years of the loan term. Accordingly, during the first six months of 2006, the Corporation originated a total of $24.8 million in fifteen year fixed rate residential real estate loans and seven and ten year fixed interest rate term adjustable rate mortgages that it kept in its own portfolio.

Consumer loans increased $13.9 million, or 2.6%, from December 31, 2005 to $554.5 million as of June 30, 2006. The increase in consumer loans was a result of competitive pricing offered on automobiles, boats, recreational vehicles and home equity loans from March to June of 2006. Total consumer loans originated during this period approximated $84 million. The loans were competitively priced to attract a higher volume of loans and consisted of direct, indirect and fixed rate home equity loans comprising 16%, 48% and 36%, respectively, of the increase. Consumer loans represented 20.1% of the Corporation's loan portfolio as of June 30, 2006 and 19.9% as of December 31, 2005.

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

Nonperforming loans consist of loans for which the accrual of interest has been discontinued, loans which are past due as to principal or interest by 90 days or more and are still accruing interest and other loans which have been restructured to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $27.3 million as of June 30, 2006 and $19.7 million as of December 31, 2005, and represented 0.99% and 0.73% of total loans, respectively.

A loan is considered impaired when management determines it is probable that all of the principal and interest due will not be collected according to the contractual terms of the loan agreement. In most instances, the impairment is measured based on the fair market value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. A portion of the allowance for loan losses may be allocated to impaired loans. The Corporation has determined that all of its nonaccrual commercial and commercial real estate loans meet the definition of an impaired loan. In addition, during the second quarter of 2006, the Corporation identified an additional $2.8 million of loans that were in an accrual status that were also impaired loans.

Impaired loans totaled $15.7 million as of June 30, 2006 and $9.8 million as of December 31, 2005. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that, as of June 30, 2006 and December 31, 2005, $6.5 million and $5.1 million, respectively, of the impaired loans required an allocation of the allowance. The allowance for loan losses allocated to these impaired loans was $1.6 million at June 30, 2006 and $1.3 million at December 31, 2005. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from the estimates used on these loans.

The allowance for loan losses was $33.6 million at June 30, 2006 and represented 1.22% of total loans, compared to $34.1 million, or 1.26% of total loans at December 31, 2005.

Total Assets

Total assets were $3.73 billion as of June 30, 2006, a decrease of $18.7 million, or 0.5%, from total assets of $3.75 billion as of December 31, 2005 and an increase of $8.5 million, or 0.2%, from total assets of $3.72 billion at June 30, 2005.

Total Deposits

Total deposits were $2.79 billion as of June 30, 2006, a decrease of $28.5 million, or 1.0%, from total deposits of $2.82 billion as of December 31, 2005. Total deposits were also $2.82 billion as of June 30, 2005. Total deposits declined $32.8 million, or 1.2%, during the twelve month period ended June 30, 2006. In addition, during the six months ended June 30, 2006, the Corporation experienced an unfavorable change in the mix of deposits as customers transferred deposit balances in lower yielding transaction accounts to higher yielding time deposit accounts. In addition, deposit declines in lower yielding type consumer accounts were replaced with increases in higher interest rate business and municipal deposit accounts. The combination of the rising interest rate environment and the change in the mix of the deposit portfolio resulted in the average cost of the deposit portfolio increasing to 2.87% in the second quarter of 2006 from 1.78% in the second quarter of 2005.

Liquidity and Debt Capacity

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demands and deposit withdrawals and to capitalize on opportunities for business expansion. The bank subsidiary's primary liquidity sources consist of federal funds sold, interest-bearing deposits with banks, investment securities maturing within one year, loan payments by customers and additional FHLB borrowings.

The Corporation's total loan to deposit ratio as of June 30, 2006 and December 31, 2005 was 99.0% and 96.1%, respectively.

Federal Home Loan Bank (FHLB) advances-short-term are borrowings from the FHLB that have original maturities of one year or less. FHLB advances-short-term totaled $125.0 million as of June 30, 2006, compared to $68.0 million as of December 31, 2005. FHLB advances-long-term are borrowings from the FHLB that have original maturities of greater than one year. FHLB advances - long-term totaled $135.1 million as of June 30, 2006, compared to $196.8 million as of December 31, 2005. At June 30, 2006, required principal payments on FHLB advances - long-term due during the remainder of 2006 totaled $15 million. The FHLB advances, both short-term and long-term, are collateralized by a blanket lien on qualified one- to four-family residential mortgage loans. The carrying value of these mortgage loans was $746 million as of June 30, 2006, which resulted in the Corporation's total FHLB borrowing capacity, based on existing collateral, of $515 million as of June 30, 2006. Therefore, the Corporation's additional borrowing availability through the FHLB at June 30, 2006 under the blanket lien agreement was $255 million. The FHLB's willingness to lend up to the total borrowing capacity is contingent upon, but not limited to, the acceptability of the Corporation's subsidiary bank's financial condition at the time of each credit request, as well as the Corporation's subsidiary bank's compliance with all applicable collateral requirements, regulations, laws, and FHLB policies. The Corporation has the option to pledge additional qualified loans and investment securities to potentially create additional borrowing availability with the FHLB.

Reverse repurchase agreements are a means of raising funds in the capital markets by providing specific securities as collateral. In May 2005, the Corporation entered into a $10 million reverse repurchase agreement with another financial institution by selling $11 million in U.S. treasury notes under an agreement to repurchase these notes. This borrowing matured in 2006.

The following table shows required principal payments on FHLB advances at June 30, 2006 (in thousands):
2006	$120,000
2007	35,023
2008	55,024
2009	10,025
2010	40,000
Total	$260,072

The Corporation has various commitments that may impact liquidity. The following table summarizes the Corporation's commitments and expected expiration dates by period at June 30, 2006. Since the majority of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.

	June 30, 2006 Expected Expiration Dates by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit	$199,276	$66,482	$55,835	$58,049	$379,642
Undisbursed loans	98,430	-	-	-	98,430
Standby letters of credit	30,589	8,682	5,621	-	44,892
Total commitments	$328,295	$75,164	$61,456	$58,049	$522,964

Capital Resources

As of June 30, 2006, shareholders' equity was $499.8 million compared to $501.1 million as of December 31, 2005, resulting in a decrease of $1.3 million, or 0.25%. Shareholders' equity as a percentage of total assets was 13.4% as of June 30, 2006 and 13.4% as of December 31, 2005.

A statement of changes in shareholders' equity covering the six-month periods ended June 30, 2006 and June 30, 2005 follows:
	Six Months Ended June 30
	2006	2005
	(In thousands)
Total shareholders' equity as of January 1	$501,065	$484,836
Comprehensive income:
Net income	24,126	26,719
Change in unrealized net gains/losses on securities available for sale, net of reclassification adjustment for realized net gains and tax	(3,899)	(2,694)
Total comprehensive income	20,227	24,025

Cash dividends paid	(13,758)	(13,335)
Shares repurchased	(8,717)	(1,738)
Share-based compensation, net of tax benefit	4	-
Shares issued from stock compensation plans	967	867
Total shareholders' equity as of June 30	$499,788	$494,655

At June 30, 2006, the Corporation held investment securities with a fair market value of $252.6 million that had gross unrealized losses, which existed for less than twelve months, of $5.3 million at that date. The Corporation also held investment securities as of June 30, 2006 with a fair market value of $338.5 million that had gross unrealized losses, which existed for twelve months or more, of $12.5 million at that date. Management believes that the unrealized losses on investment securities are temporary in nature and are due primarily to changes in interest rates and not as a result of credit related issues. The Corporation has both the intent and ability to hold the investment securities with unrealized losses to maturity or until such time as the unrealized losses recover.

The following table represents the Corporation's regulatory capital ratios as of June 30, 2006:
	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Chemical Financial Corporation - actual ratio	12.09%	16.50%	17.75%
Regulatory minimum ratio	3.00	4.00	8.00
Ratio considered "well capitalized" by regulatory agencies	5.00	6.00	10.00

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at June 30, 2006 exceed the regulatory agencies ratios to be considered "well capitalized" partially due to the Corporation holding $70 million in investment securities and other assets which are assigned a 0% risk rating; $747 million in assets, primarily investment securities, which are assigned a 20% risk rating; and $966 million in residential real estate mortgages and other assets which are assigned a 50% risk rating. These three risk ratings (0%, 20% and 50%) represented 45% of the Corporation's total risk-based assets (including off-balance sheet items) as of June 30, 2006.

The following table shows stock repurchase activity by the Corporation during the periods indicated:
	Three Months Ended June 30
	2006	2005

Number of shares repurchased	302,216	59,638
Average price of shares repurchased	$29.39	$29.86

The shares considered repurchased during both of these periods includes shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options during these time periods. The Corporation's stock compensation plans permit employees to use stock to satisfy such obligations based on the market value of the stock on the date of exercise.

Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due primarily to changes in interest rates. Interest rate risk is the Corporation's primary market risk and results from timing differences in the repricing of assets and liabilities and changes in relationships between rate indices. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of the Corporation's net interest income is largely dependent upon the effective management of interest rate risk. Interest rate risk arises in the normal course of the Corporation's business due to differences in the repricing and maturity characteristics of interest rate sensitive assets and liabilities. Sensitivity of earnings to interest rate changes arises when yields on assets change differently from the interest costs on liabilities. Interest rate sensitivity is determined by the amount of interest-earning assets and interest-bearing liabilities repricing within a specific time period and the magnitude by which interest rates change on the various types of interest-earning assets and interest-bearing liabilities. The management of interest rate sensitivity includes monitoring the maturities and repricing opportunities of interest-earning assets and interest-bearing liabilities. Interest rate sensitivity management aims at achieving reasonable stability in both net interest income and the net interest margin through periods of changing interest rates. The Corporation's goal is to avoid a significant decrease in net interest income and thus an adverse impact on the profitability of the Corporation in periods of changing interest rates. It is necessary to analyze projections of net interest income based upon the repricing characteristics of the Corporation's interest-earning assets and interest-bearing liabilities and the varying magnitude by which interest rates may change on loans, investment securities, interest-bearing deposit accounts and borrowings. The Corporation's interest rate sensitivity is managed through policies and risk limits approved by the boards of directors of the Corporation and its subsidiary bank, and an Asset and Liability Committee (ALCO). The ALCO, which is comprised of executive management from various areas of the Corporation, including finance, lending, investments and deposit gathering, meets regularly to execute asset and liability management strategies. The ALCO establishes guidelines and monitors the sensitivity of earnings to changes in interest rates. The goal of the ALCO process is to maximize net interest income and the net present value of future cash flows within authorized risk limits.

The Corporation has not used interest rate swaps or other derivative financial instruments in the management of interest rate risk, other than best efforts forward commitments utilized to offset the interest rate risk of interest rate lock commitments provided to customers on unfunded residential mortgage loans intended to be sold in the secondary market. In the normal course of the mortgage loan selling process, the Corporation enters into a best efforts forward loan delivery commitment with an investor. The Corporation's exposure to market risk on these best efforts forward loan delivery commitments is not significant.

The primary technique utilized by the Corporation to measure its interest rate risk is simulation analysis. Simulation analysis forecasts the effects on the balance sheet structure and net interest income under a variety of scenarios that incorporate changes in interest rates, changes in the shape of the Treasury yield curve, changes in interest rate relationships, changes in asset and liability mix and loan prepayments.

These forecasts are compared against net interest income projected in a stable interest rate environment. While many assets and liabilities reprice either at maturity or in accordance with their contractual terms, several balance sheet components demonstrate characteristics that require an evaluation to more accurately reflect their repricing behavior. Key assumptions in the simulation analysis include prepayments on loans, probable calls of investment securities, changes in market conditions, loan volumes and loan pricing, deposit sensitivity, and customer preferences. These assumptions are inherently uncertain as they are subject to fluctuation and revision in a dynamic environment. As a result, the simulation analysis cannot precisely forecast the impact of rising and falling interest rates on net interest income. Actual results will differ from simulated results due to many factors such as changes in balance sheet components, interest rate changes, changes in market conditions and management strategies.

At June 30, 2006, the Corporation's interest rate risk position was liability sensitive, meaning net income is expected to increase as rates fall and decrease as rates rise, other factors being unchanged.
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

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended June 30, 2006 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of equity securities by the Corporation during the periods indicated:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2006
Common Stock Repurchase Program	76,500	$29.79	76,500	296,600
Employee Transactions	4,762	32.22	N/A	N/A

May 1-31, 2006
Common Stock Repurchase Program	106,500	29.21	106,500	190,100
Employee Transactions	-	-	N/A	N/A

June 1-30, 2006
Common Stock Repurchase Program	114,100	29.16	114,100	76,000
Employee Transactions	354	30.35	N/A	N/A

Total	302,216	$29.39	297,100	76,000

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

The Corporation's annual meeting of shareholders was held April 17, 2006. At that meeting, the shareholders voted on two matters: the election of directors and the approval of the Chemical Financial Corporation Stock Incentive Plan of 2006. All directors of the Corporation were standing for election at the meeting. The directors were elected by the following votes:

Election of Directors	Votes Cast

All nominees for director were elected:	For	Withheld
Gary E. Anderson	20,103,996	818,574
J. Daniel Bernson	20,109,512	813,057
Nancy Bowman	20,070,380	852,189
James A. Currie	20,100,461	822,108
Thomas T. Huff	20,099,545	823,024
Michael T. Laethem	20,283,128	639,442
Geoffery E. Merszei	20,196,240	726,329
Terence F. Moore	19,961,836	960,733
Aloysius J. Oliver	17,212,580	3,709,989
Calvin D. Prins	20,238,279	684,291
David B. Ramaker	20,299,777	622,792
Larry D. Stauffer	20,356,436	566,133
William S. Stavropoulos	19,998,057	924,512
Franklin C. Wheatlake	20,304,082	618,487

There were no broker non-votes with respect to any nominee for director.

The Chemical Financial Corporation Stock Incentive Plan of 2006 was approved by the following votes:

Votes Cast
For	Against	Abstain	Broker Non-Votes
15,635,630	1,215,308	246,850	3,824,780

Item 6.	Exhibits

          Exhibits.  The following exhibits are filed as part of this report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Restated Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. Here incorporated by reference.

10	Stock Incentive Plan of 2006. Previously filed as Exhibit 10.1 to the Corporation's Form 8-K filed with the Commission on April 21, 2006. Here incorporated by reference.

31.1	Certification. Certification of Chairman of the Board, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CHEMICAL FINANCIAL CORPORATION

Date: August 7, 2006	By: /s/ David B. Ramaker
David B. Ramaker Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: August 7, 2006	By: /s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Restated Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. Here incorporated by reference.

10	Stock Incentive Plan of 2006. Previously filed as Exhibit 10.1 to the Corporation's Form 8-K filed with the Commission on April 21, 2006. Here incorporated by reference.

31.1	Certification. Certification of Chairman of the Board, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.