Form 10-Q
period 2006-09-30
CHEMICAL FINANCIAL CORP
filed 2006-11-09
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2006

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

333 East Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

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

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of October 31, 2006, was 24,804,242 shares.

Chemical Financial Corporation
Form 10-Q

Index to Form 10-Q
		Page

Forward-Looking Statements		3

Part I.	Financial Information

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2005)

	Consolidated Statements of Financial Position as of September 30, 2006, December 31, 2005 and September 30, 2005	4

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2006 and September 30, 2005	5

	Consolidated Statements of Changes in Shareholders' Equity for the Nine Months Ended September 30, 2006 and September 30, 2005	6

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and September 30, 2005	7

	Notes to Consolidated Financial Statements	8-19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	37

Part II.	Other Information

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6.	Exhibits	39

Signatures		40

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

Part I. Financial Information
Item 1.	Financial Statements

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Financial Position (In thousands, except share data)

	September 30, 2006	December 31, 2005	September 30, 2005
	(Unaudited)		(Unaudited)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$87,430	$145,575	$111,115
Federal funds sold	86,500	6,600	76,300
Interest-bearing deposits with banks	5,230	5,321	36,337
Total cash and cash equivalents	179,160	157,496	223,752
Investment securities:
Available for sale (at estimated fair market value)	537,449	594,491	633,394
Held to maturity (estimated fair market value - $100,581 at 9/30/06, $127,044 at 12/31/05 and $132,367 at 9/30/05)	100,980	127,806	132,898
Total investment securities	638,429	722,297	766,292
Other securities	23,368	21,051	21,051
Loans held for sale	29,578	3,519	6,710
Loans:
Commercial	539,349	517,852	504,189
Real estate commercial	725,988	704,684	708,152
Real estate construction	162,762	158,376	146,973
Real estate residential	820,798	785,160	777,124
Consumer	568,935	540,623	557,256
Total loans	2,817,832	2,706,695	2,693,694
Less: Allowance for loan losses	35,348	34,148	34,603
Net loans	2,782,484	2,672,547	2,659,091
Premises and equipment	47,559	45,058	45,123
Goodwill	71,369	63,293	63,293
Other intangible assets	9,193	8,203	8,901
Interest receivable and other assets	58,166	55,852	47,948
Total Assets	$3,839,306	$3,749,316	$3,842,161

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$524,373	$542,014	$521,969
Interest-bearing	2,432,561	2,277,866	2,386,605
Total deposits	2,956,934	2,819,880	2,908,574
Interest payable and other liabilities	27,135	28,008	29,118
Securities sold under agreements to repurchase	166,451	125,598	127,613
Reverse repurchase agreements - short-term	-	10,000	10,000
Federal Home Loan Bank advances - short-term	30,000	68,000	25,000
Federal Home Loan Bank advances - long-term	150,072	196,765	243,959
Total liabilities	3,330,592	3,248,251	3,344,264
Shareholders' equity:
Common stock, $1 par value per share:
Authorized - 30,000,000 shares
Issued and outstanding - 24,798,856 shares at 9/30/06, 25,079,403 shares at 12/31/05 and 25,126,561 shares at 9/30/05	24,799	25,079	25,127
Surplus	367,991	376,046	377,469
Retained earnings	121,546	106,507	100,598
Accumulated other comprehensive loss	(5,622)	(6,567)	(5,297)
Total shareholders' equity	508,714	501,065	497,897
Total Liabilities and Shareholders' Equity	$3,839,306	$3,749,316	$3,842,161

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Income (Unaudited)
	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$47,843	$42,023	$137,027	$121,055
Interest on investment securities:
Taxable	6,006	6,684	18,524	21,754
Tax-exempt	661	539	1,892	1,551
Total interest on investment securities	6,667	7,223	20,416	23,305
Interest on other securities	178	266	867	705
Interest on federal funds sold	785	682	2,357	1,586
Interest on deposits with unaffiliated banks	83	226	557	741
Total interest income	55,556	50,420	161,224	147,392
Interest Expense
Interest on deposits	18,016	11,851	49,586	31,522
Interest on securities sold under agreements to repurchase	1,665	641	3,929	1,403
Interest on reverse repurchase agreements - short-term	-	92	154	123
Interest on Federal Home Loan Bank advances - short-term	1,282	233	2,301	269
Interest on Federal Home Loan Bank advances - long-term	1,854	2,457	5,707	7,284
Total interest expense	22,817	15,274	61,677	40,601
Net Interest Income	32,739	35,146	99,547	106,791
Provision for loan losses	1,750	1,500	2,610	2,960
Net interest income after provision for loan losses	30,989	33,646	96,937	103,831
Noninterest Income
Service charges on deposit accounts	5,308	5,406	15,761	15,136
Trust and investment services revenue	1,745	1,891	5,844	5,963
Other charges and fees for customer services	2,308	2,388	6,695	5,984
Mortgage banking revenue	476	322	1,389	1,292
Net gains on sales of investment securities	-	3	-	1,174
Other	59	239	557	633
Total noninterest income	9,896	10,249	30,246	30,182
Operating Expenses
Salaries, wages and employee benefits	13,984	14,372	42,586	43,541
Occupancy	2,270	2,346	7,289	7,067
Equipment	2,169	2,134	6,702	6,686
Other	5,773	5,987	17,816	17,291
Total operating expenses	24,196	24,839	74,393	74,585
Income Before Income Taxes	16,689	19,056	52,790	59,428
Provision for federal income taxes	5,199	5,451	17,174	19,104
Net Income	$11,490	$13,605	$35,616	$40,324

Net Income Per Share (Basic)	$0.46	$0.54	$1.42	$1.60
(Diluted)	0.46	0.54	1.42	1.60
Cash Dividends Per Share	0.275	0.265	0.825	0.795

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands, except per share data)
Balances at January 1, 2005	$25,169	$378,694	$ 80,266	$707	$484,836
Comprehensive Income:
Net income			40,324
Change in net unrealized losses on securities available for sale, net of tax benefit of $2,822				(5,241)
Reclassification adjustment for realized net gains included in net income, net of tax expense of $411				(763)
Comprehensive income					34,320
Cash dividends paid of $0.795			(19,992)		(19,992)
Shares issued - stock options	24	661			685
Shares issued - directors' stock purchase plan	6	225			231
Repurchase of 72,200 shares	(72)	(2,111)			(2,183)
Balances at September 30, 2005	$25,127	$377,469	$100,598	$(5,297)	$497,897

Balances at January 1, 2006	$25,079	$376,046	$106,507	$(6,567)	$501,065
Comprehensive Income:
Net income			35,616
Change in net unrealized gains on securities available for sale, net of tax expense of $509				945
Comprehensive income					36,561
Cash dividends paid of $0.825			(20,577)		(20,577)
Shares issued - stock options	30	716			746
Shares issued - directors' stock purchase plan	8	247			255
Share-based compensation, net of tax benefit of $3		7			7
Repurchase of 318,558 shares	(318)	(9,025)			(9,343)
Balances at September 30, 2006	$24,799	$367,991	$121,546	$(5,622)	$508,714

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30
	2006	2005
	(In thousands)
Cash Flows From Operating Activities:
Net income	$35,616	$40,324
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,610	2,960
Gains on sales of loans	(598)	(863)
Proceeds from sales of loans	82,289	75,974
Loans originated for sale	(84,757)	(79,776)
Loans acquired through branch acquisitions held for sale	(22,993)	-
Net gains on sales of investment securities	-	(1,174)
Net losses on sales of other real estate and repossessed assets	229	158
Depreciation of fixed assets	4,334	4,564
Amortization of intangible assets	2,019	2,496
Net amortization of premium and discount on investment securities	1,052	3,438
Share-based compensation expense	10	-
Net (increase) decrease in interest receivable and other assets	(9,097)	5,558
Net increase (decrease) in interest payable and other liabilities	(479)	547
Net cash provided by operating activities	10,235	54,206

Cash Flows From Investing Activities:
Investment securities available for sale:
Proceeds from maturities, calls and principal reductions	92,233	169,073
Proceeds from sales	-	75,864
Purchases	(34,580)	(192,646)
Investment securities held to maturity:
Proceeds from maturities, calls and principal reductions	39,250	83,420
Purchases	(12,634)	(40,418)
Other securities:
Proceeds from sales	2,314	-
Purchases	(4,631)	(1,065)
Net increase in loans	(121,197)	(118,087)
Proceeds from sales and pay-offs of other real estate and repossessed assets	4,046	5,211
Purchases of premises and equipment, net	(7,471)	(2,110)
Net cash used in investing activities	(42,670)	(20,758)

Cash Flows From Financing Activities:
Net decrease in demand deposits and savings accounts	(19,041)	(63,069)
Net increase in time deposits	156,095	108,170
Net increase in securities sold under agreements to repurchase	40,853	25,779
Net increase (decrease) in reverse repurchase agreements	(10,000)	10,000
Increase in Federal Home Loan Bank (FHLB) advances - short-term	135,000	25,000
Repayment of FHLB advances - short-term	(173,000)	-
Increase in FHLB advances - long-term	25,000	40,000
Repayment of FHLB advances - long-term	(71,693)	(81,037)
Cash dividends paid	(20,577)	(19,992)
Proceeds from directors' stock purchase plan	255	231
Tax benefits from share-based awards	75	132
Proceeds from exercise of stock options	475	339
Repurchases of common stock	(9,343)	(2,183)
Net cash provided by financing activities	54,099	43,370

Net increase in cash and cash equivalents	21,664	76,818
Cash and cash equivalents at beginning of year	157,496	146,934
Cash and Cash Equivalents at End of Period	$179,160	$223,752

Supplemental disclosure of cash flow information:
Interest paid	$61,216	$39,846
Federal income taxes paid	17,850	18,250
Loans transferred to other real estate and repossessed assets	8,650	5,082

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006

Note A:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (the "Corporation") have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

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

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at the enacted tax rates expected to be applied to taxable income in the years in which those differences are expected to be recovered or settled. Reserves for contingent tax liabilities are reviewed quarterly for adequacy based upon developments in tax law and the status of audit examinations.

Earnings Per Share

All earnings per share amounts have been presented to conform to the requirements of SFAS No. 128, "Earnings Per Share." Basic earnings per share excludes any dilutive effect of stock options. Basic earnings per share for the Corporation is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the Corporation is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the dilutive effect of outstanding employee stock options.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006

Note A:  Basis of Presentation (continued)

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per share computations:
	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(In thousands)

Numerator for both basic and diluted earnings per share, net income	$11,490	$13,605	$35,616	$40,324

Denominator for basic earnings per share, average outstanding common shares	24,800	25,134	24,957	25,156
Potential dilutive shares resulting from employee stock options	29	56	35	57
Denominator for diluted earnings per share	24,829	25,190	24,992	25,213

Basic earnings per share	$ 0.46	$ 0.54	$ 1.42	$ 1.60
Diluted earnings per share	0.46	0.54	1.42	1.60

Equity

In April of 2005, the Corporation's board of directors authorized management to repurchase up to 500,000 shares of the Corporation's common stock. The repurchased shares are available for later reissue in connection with potential future stock dividends, the Corporation's dividend reinvestment plan, employee benefit plans and other general purposes. This authorization replaced all prior share repurchase authorizations. At September 30, 2006, there were 54,542 shares available for repurchase under this authorization. For the three months ended September 30, 2006, 21,458 shares were repurchased at an average price of $29.18 per share. For the nine months ended September 30, 2006, 318,558 shares were repurchased at an average price of $29.33 per share.

Comprehensive Income

The components of comprehensive income, net of related tax, for the three and nine months ended September 30, 2006 and 2005 are as follows:
	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net income	$11,490	$13,605	$35,616	$40,324

Net unrealized gains (losses) on securities available for sale, net of tax benefit (expense) of $(2,608) and $1,781 for the three months ended 9/30/06 and 9/30/05, respectively, and $(509) and $2,822 for the nine months ended 9/30/06 and 9/30/05, respectively.	4,844	(3,308)	945	(5,241)

Reclassification adjustment for realized net gains included in net income, net of tax expense of $1 for the three months ended 9/30/05 and $411 for the nine months ended 9/30/05.	-	(2)	-	(763)
Comprehensive income	$16,334	$10,295	$36,561	$34,320

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006

Note A:  Basis of Presentation (continued)

The components of accumulated other comprehensive income, net of related tax, at September 30, 2006, December 31, 2005 and September 30, 2005 are as follows:
	September 30, 2006	December 31, 2005	September 30, 2005
	(In thousands)
Net unrealized losses on investment securities available for sale (net of related tax benefit of $3,027 at 9/30/06, $3,536 at 12/31/05 and $2,852 at 9/30/05)	$(5,622)	$(6,567)	$(5,297)

Operating Segment

Under the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Corporation operates in a single operating segment - commercial banking. The Corporation is a financial holding company that operates through one commercial bank, Chemical Bank, as of September 30, 2006. Chemical Bank operates within the state of Michigan as a state-chartered commercial bank. The Corporation's commercial bank subsidiary operates through an organizational structure of community banks and offers a full range of commercial banking and fiduciary products and services to the residents and business customers in their geographical market areas. The Corporation's community banks are collections of branch banking offices organized by geographical regions within the state. The products and services offered by the community banks are generally consistent throughout the Corporation. The marketing of products and services throughout the Corporation's community banks is generally uniform, as many of the markets served by the community banks overlap. The distribution of products and services is uniform throughout the Corporation's community banks and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.

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

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006

Note B:  Nonperforming Assets, Allowance for Loan Losses and Impaired Loans

The following summarizes nonperforming assets at the dates indicated:
	September 30, 2006	December 31, 2005	September 30, 2005
		(In thousands)
Nonperforming Assets
Nonaccrual loans:
Commercial	$10,579	$ 3,133	$ 3,842
Real estate commercial	6,891	6,691	1,217
Total commercial	17,470	9,824	5,059
Real estate residential	4,455	3,853	3,734
Consumer	1,188	884	1,120
Total nonaccrual loans	23,113	14,561	9,913
Loans 90 days or more past due and still accruing interest:
Commercial	3,151	825	1,432
Real estate commercial	3,081	2,002	6,693
Total commercial	6,232	2,827	8,125
Real estate residential	1,857	1,717	1,714
Consumer	1,416	592	525
Total loans 90 days or more past due and still accruing interest	9,505	5,136	10,364
Total Nonperforming Loans	32,618	19,697	20,277
Repossessed assets (1)	10,062	6,801	6,511
Total Nonperforming Assets	$42,680	$26,498	$26,788

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held for sale.

	September 30, 2006	December 31, 2005	September 30, 2005
Nonperforming loans as a percent of total loans	1.16%	0.73%	0.75%
Allowance for loan losses as a percent of total loans	1.25%	1.26%	1.28%
Nonperforming assets as a percent of total assets	1.11%	0.71%	0.70%
Allowance for loan losses as a percent of nonperforming loans	108%	173%	171%

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006

Note B:  Nonperforming Assets, Allowance For Loan Losses and Impaired Loans (continued)

The following summarizes the changes in the Allowance for Loan Losses:
	Nine Months Ended September 30
	2006	2005
	(In thousands)
Balance as of January 1	$34,148	$34,166
Provision for loan losses	2,610	2,960

Loans charged off:
Commercial	(333)	(997)
Real estate commercial	(600)	-
Total commercial	(933)	(997)
Real estate residential	(407)	(373)
Consumer	(1,299)	(1,638)
Total loans charged off	(2,639)	(3,008)
Loan recoveries:
Commercial	318	69
Real estate commercial	5	10
Total commercial	323	79
Real estate residential	98	21
Consumer	408	385
Total loan recoveries	829	485
Net loans charged off	(1,810)	(2,523)
Allowance of business acquired	400	-
Balance as of end of period	$35,348	$34,603

Net loans charged off against the allowance for loan losses to average loans (annualized)	0.09%	0.13%

The following summarizes impaired loan information at the dates indicated:
	Balances			Valuation Reserve
	September 30, 2006	December 31, 2005	September 30, 2005	September 30, 2006	December 31, 2005	September 30, 2005
	(in thousands)
Impaired loans with valuation reserve	$7,883	$5,067	$3,167	$2,325	$1,284	$1,229
Impaired loans with no valuation reserve	12,433	4,757	1,892	-	-	-
Total impaired loans	$20,316	$9,824	$5,059	$2,325	$1,284	$1,229

Impaired loans on nonaccrual basis	$17,470	$9,824	$5,059	$2,325	$1,284	$1,229
Impaired loans on accrual basis	2,846	-	-	-	-	-
Total impaired loans	$20,316	$9,824	$5,059	$2,325	$1,284	$1,229

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006

Note B:  Nonperforming Assets, Allowance For Loan Losses and Impaired Loans (continued)

The Corporation considers all nonaccrual commercial and commercial real estate loans to be impaired loans. Real estate residential and consumer loans are considered to be homogeneous and therefore are excluded from impaired loans. In addition, the Corporation has identified an additional $2.8 million of impaired loans that were in an accrual status at September 30, 2006.

Note C:  Intangible Assets

The Corporation has four major types of intangible assets: goodwill, mortgage servicing rights, core deposits and non-compete covenants. Goodwill, core deposits and non-compete covenants arose as the result of business combinations or other acquisitions. Mortgage servicing rights arose as a result of selling mortgage loans in the secondary market but retaining the right to service these loans and receive servicing income over the life of the loan. Amortization is recorded on the mortgage servicing rights, core deposits and non-compete covenants. Goodwill is not amortized but is evaluated at least annually for impairment. The annual impairment review for 2006 was performed as of September 30, 2006 and no impairment was indicated.

The Corporation added $8.1 million of goodwill and $2.4 million of core deposit intangible assets in the third quarter of 2006 in conjunction with the acquisition of two branch offices during this time period. Deposits of $47 million, portfolio loans of $41 million and residential loans of $23 million, which are expected to be sold and classified as held for sale, and other miscellaneous assets were acquired. This branch transaction qualified as a business combination in accordance with SFAS No. 141, "Business Combinations."

The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 and 2005, are as follows:
	2006	2005
	(In thousands)
Balance as of January 1	$63,293	$63,293
Goodwill acquired during year	8,076	-
Balance as of September 30	$71,369	$63,293

The following table shows the net carrying value of the Corporation's amortizable intangible assets:
	September 30, 2006	December 31, 2005	September 30, 2005
	(In thousands)
Core deposits/non-compete covenants	$6,660	$5,780	$6,306
Mortgage servicing rights	2,533	2,423	2,595
	$9,193	$8,203	$8,901

The Corporation's capitalized mortgage servicing rights (MSRs) as of September 30, 2006, December 31, 2005, and September 30, 2005 were $2.5 million, $2.4 million and $2.6 million, respectively. There was no impairment valuation allowance recorded on MSRs as of September 30, 2006, December 31, 2005 or September 30, 2005. Mortgage banking revenue is a component of noninterest income and is recorded net of the amortization expense on MSRs. The Corporation was servicing $529.7 million, $544.1 million and $557.8 million of residential mortgage loans as of September 30, 2006, December 31, 2005 and September 30, 2005, respectively.

The following table sets forth the carrying amount and accumulated amortization of core deposits and non-compete covenants that are amortizable and arose from business combinations or were acquired otherwise:

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006

Note C:  Intangible Assets (continued)
	September 30, 2006			December 31, 2005			September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
				(In thousands)
Core deposits/ non- compete covenants	$22,349	$15,689	$6,660	$19,959	$14,179	$5,780	$19,959	$13,653	$6,306

The following table sets forth the amortization expense of amortizable intangible assets:
	Nine Months Ended September 30
	2006	2005
	(In thousands)
Core deposits and non-compete covenant amortization	$1,510	$1,625
Mortgage servicing rights amortization	509	871
Total intangible assets amortization expense	$2,019	$2,496

At September 30, 2006, the remaining amortization expense on core deposits and non-compete covenant intangible assets that existed as of that date has been estimated through 2010 and thereafter in the following table (in thousands):
2006	$ 479
2007	1,925
2008	1,561
2009	726
2010	477
2011 and thereafter	1,862
Total	$7,030

Note D:  Employee Benefit Plans

Stock Options

The Corporation maintains stock-based employee compensation plans, under which it periodically has granted stock options for a fixed number of shares with an exercise price equal to the market value of the shares on the date of grant. Prior to January 1, 2006, the Corporation accounted for these options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25), and related interpretations, as permitted by SFAS 123. No stock-based employee compensation cost was recognized in the consolidated statement of income for the nine-month period ended September 30, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Corporation adopted SFAS No. 123(R) "Share-Based Payment" (SFAS 123(R)) using the modified-prospective transition method. Under that transition method, compensation cost recognized in the first nine months of 2006 includes compensation cost for all share-based payments (stock options) granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for the prior periods have not been restated.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006

Note D:  Employee Benefit Plans (continued)

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

As a result of adopting SFAS 123(R) on January 1, 2006, the Corporation's income before income taxes and net income for the nine months ended September 30, 2006, were approximately ten thousand and seven thousand dollars lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three and nine months ended September 30, 2006 did not change as a result of the Corporation adopting SFAS 123(R). The Corporation reported basic and diluted earnings per share of $0.46 for the third quarter of 2006 and $1.42 for the nine months ended September 30, 2006. The impact of the adoption of SFAS 123(R) was decreased as a result of the acceleration of the vesting of options to purchase 167,527 shares of the Corporation's common stock in December 2005. The acceleration of the vesting of these options reduced non-cash compensation expense in 2006 by approximately $0.61 million. In addition, the board of directors granted options to purchase 177,450 shares of common stock in December 2005 that became immediately vested. These options had a grant date fair value of $1.66 million. As the 177,450 options granted in December 2005 were vested as of December 31, 2005, the Corporation will not recognize future non-cash compensation expense in conjunction with these options.

SFAS 123(R) requires the cash flows realized from the tax benefits of exercised stock option awards that result from actual tax deductions in excess of the recorded tax benefits related to the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $0.075 million tax benefit classified as a financing cash flow in the third quarter of 2006 would have been classified as an operating cash flow prior to the adoption of SFAS 123(R).

If the Corporation had elected to recognize compensation cost in the three and nine months ended September 30, 2005, based on the fair value of the options granted at the grant dates, net income and earnings per share would have been reduced to the pro forma amounts indicated below:
	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In thousands, except per share amounts)
Net income - as reported	$13,605	$40,324
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(262)	(786)
Net income - pro forma	$13,343	$39,538

Basic earnings per share - as reported	$ 0.54	$ 1.60
Basic earnings per share - pro forma	0.53	1.57
Diluted earnings per share - as reported	0.54	1.60
Diluted earnings per share - pro forma	0.53	1.57

Stock Option Plans

The Corporation's 1987 Award and Stock Option Plan and the Stock Incentive Plan of 1997 (the "Plans"), which are shareholder-approved, permit the grant of options to purchase shares of common stock to its employees. As of September 30, 2006, there were 3,325 shares available for future grant under the Stock Incentive Plan of 1997.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006

Note D:  Employee Benefit Plans (continued)

Effective January 17, 2006, as approved by the Corporation's shareholders at the 2006 annual meeting of shareholders held April 17, 2006, the Corporation established the Stock Incentive Plan of 2006 (2006 Plan). The 2006 Plan permits the grant and award of stock options, restricted stock units, stock awards and other stock-based and stock-related awards. No share-based compensation was recorded for the 2006 Plan in the nine months ended September 30, 2006, as no grants were awarded. The 2006 Plan provides for accelerated vesting if there is a change in control as defined in the 2006 Plan document. Option awards can be granted with an exercise price equal to no less than the market price of the Corporation's stock at the date of grant and the Corporation expects option awards generally to vest from one to five years from the date of grant. Dividends are not paid on unexercised options.

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

The Corporation did not grant share-based compensation awards during the three and nine months ended September 30, 2006 or 2005.

A summary of option activity and changes under the Plans during the nine months ended September 30, 2006 is presented below:
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	745,428	$31.63
Granted	-	-
Exercised	(45,283)	$20.89
Forfeited or expired	-
Outstanding at September 30, 2006	700,145	$32.33	6.56	$914
Exercisable/vested at September 30, 2006	690,278	$32.42	6.57	$876

The aggregate intrinsic values of outstanding and exercisable options at September 30, 2006 were calculated based on the closing price of the Corporation's stock on September 30, 2006 of $29.68 per share less the exercise price of those shares. Outstanding and exercisable options with intrinsic values less than zero, or "out-of-the-money" options, were not included in the aggregate intrinsic value reported.

The total intrinsic value of non-qualified stock options exercised during the nine months ended September 30, 2006 and 2005, was $0.22 million and $0.28 million, respectively.

As of September 30, 2006, there was approximately $8,700 of total unrecognized pre-tax compensation cost related to nonvested share-based compensation awards granted under the Plans. That cost is expected to be recognized over a weighted-average period of seven months.

Pension and Post Retirement Benefits

The Corporation announced in May 2006 that, effective June 30, 2006, a partial freeze of the Chemical Financial Corporation Employee Pension Plan (Pension Plan), a defined benefit plan, was approved. Approximately two-thirds of the participants in the Pension Plan had their benefits frozen as of June 30, 2006. Employees affected by the freeze receive four percent of their eligible pay as a contribution to a defined contribution plan beginning July 1,

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006

Note D:  Employee Benefit Plans (continued)

2006. As a result of the Pension Plan being frozen, the Corporation recognized a curtailment gain of $0.11 million. The remeasurement of pension expense was calculated as of May 31, 2006, using a discount rate of 6.25%, future annual salary increases of 4.25% and a long-term return on assets assumption of 7%.

The components of net periodic benefit cost for the Corporation's qualified and nonqualified pension plans and nonqualified postretirement benefit plan are as follows:
	Defined Benefit Pension Plans		Postretirement Benefit Plan
	Nine Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(In thousands)

Service cost	$2,875	$3,671	$-	$-
Interest cost	3,465	3,233	203	210
Expected return on plan assets	(4,487)	(4,384)	-	-
Amortization of prior service benefit	(12)	(18)	(243)	(243)
Amortization of unrecognized net loss	325	355	42	46
Curtailment gain	(105)	-	-	-
Net periodic benefit cost	$2,061	$2,857	$2	$13

For further information on the Corporation's pension and postretirement benefits, refer to Note I to the consolidated financial statements incorporated by reference in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

Defined contribution plan costs were $0.72 million and $0.41 million for the nine months ended September 30, 2006 and 2005, respectively.

Note E:  Financial Guarantees

In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer's creditworthiness. At September 30, 2006 and 2005, the Corporation had $48.1 million and $50.6 million, respectively, of outstanding financial and performance standby letters of credit which expire in five years or less. The majority of these standby letters of credit are collateralized. The amount of a potential liability arising from these standby letters of credit is considered immaterial to the financial statements as a whole.

Note F:  Pending Accounting Pronouncements

The FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" (SFAS 156), which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006

Note F:  Pending Accounting Pronouncements (continued)
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

SFAS 156 is effective for the Corporation on January 1, 2007 and the Corporation expects to adopt SFAS 156 on that date. The effects of remeasuring an existing class of servicing assets and servicing liabilities at fair value and any gains and losses associated with reclassifying certain available for sale securities used to economically hedge the value of the servicing rights elected to be subsequently measured at fair value are to be recorded as cumulative-effect adjustments to beginning retained earnings and separately disclosed. The Corporation does not expect the adoption of SFAS 156 in 2007 to materially impact the Corporation's financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157) on fair value measurement. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances.

Over forty current accounting standards within generally accepted accounting principles require (or permit) entities to measure assets and liabilities at fair value. Prior to SFAS 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. In the case of derivatives, the FASB consulted with investors, who generally supported fair value, even when market data are not available, along with expanded disclosure of the methods used and the effect on earnings.

Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity's own data. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy.

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Corporation has not determined the impact that SFAS 157 will have on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting For Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158). SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006. The purpose of SFAS 158 is to improve the overall financial statement presentation of pension and other postretirement plans, but does not impact the determination of the net periodic benefit cost or measurement of plan assets or obligations. SFAS 158 requires companies to recognize the over- or under-funded status of the plan as an asset or liability as measured by the difference between the fair value of the plan assets and the benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). Additionally, SFAS 158 no longer allows companies to measure their plans as of any date other than as of the end of their fiscal year; however, this provision is not effective for companies until fiscal years ending after December 15, 2008. The Corporation is currently evaluating the impact the adoption of SFAS 158 will have on the Corporation's financial condition and results of operations.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006

Note F:  Pending Accounting Pronouncements (continued)

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

In September 2006, the SEC staff published Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 was issued to provide guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires an entity to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of the relevant quantitative and qualitative factors. SAB 108 is effective for the Corporation's annual financial statements beginning January 1, 2007. The Corporation is in the process of evaluating the impact of SAB 108 on its financial condition and results of operations.
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

Summary

The Corporation's net income was $11.5 million in the third quarter of 2006, down 15.5% from net income of $13.6 million in the third quarter of 2005. Diluted earnings per share were $0.46 in the third quarter of 2006, down 14.8% from diluted earnings per share of $0.54 in the third quarter of 2005. The decreases in net income and earnings per share were primarily the result of a decrease in net interest income.

Return on average assets in the third quarter of 2006 was 1.20%, compared to 1.42% in the third quarter of 2005 on an annualized basis. Return on average equity in the third quarter of 2006 was 9.1%, compared to 10.9% in the third quarter of 2005 on an annualized basis.

Total assets were $3.84 billion as of September 30, 2006, unchanged from September 30, 2005, while up $90.0 million, or 2.4%, from total assets of $3.75 billion at December 31, 2005.

Total loans increased $124.1 million, or 4.6%, from September 30, 2005 to $2.82 billion as of September 30, 2006, and increased $111.1 million, or 4.1%, from December 31, 2005. The increases in total loans from September 30, 2005 and December 31, 2005 were partially attributable to the addition of $41 million in loans that were acquired in a business combination transaction that was completed during the third quarter of 2006 and also due to modest internal growth across all loan categories.

In August 2006, the Corporation acquired two branch banking offices in Hastings and Gun Lake, Michigan from First Financial Bank, N.A., headquartered in Hamilton, Ohio, operating as Sand Ridge Bank. At the close of the transaction, the Corporation acquired deposits of $47 million, portfolio loans of $41 million and residential loans of $23 million, which are expected to be sold and are classified as held for sale, and other miscellaneous assets, including goodwill of $8.1 million and core deposit intangible assets of $2.4 million.

Shareholders' equity of $508.7 million as of September 30, 2006 increased $7.6 million, or 1.5%, from December 31, 2005. At September 30, 2006, shareholders' equity was 13.3% of total assets and $20.51 per outstanding share. The increase in shareholders' equity at September 30, 2006, compared to December 31, 2005, was primarily attributable to retained net income.

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

The presentation of net interest income on a FTE basis is not in accordance with U.S. generally accepted accounting principles (GAAP) but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $0.46 million and $0.41 million for the third quarters of 2006 and 2005, respectively, and $1.34 million and $1.16 million for the nine months ended September 30, 2006 and 2005, respectively. These adjustments were computed using a 35% federal income tax rate.

Net interest income is the most important source of the Corporation's earnings and thus is critical in evaluating the results of operations. Changes in the Corporation's net interest income are influenced by a variety of factors, including changes in the levels of interest-earning assets and interest-bearing liabilities, changes in the mix of interest-earning assets and interest-bearing liabilities, the income or yield earned on interest-earning assets, the expense or interest rate paid on interest-bearing liabilities, the manner by which such interest-earning assets are funded (and the related cost of funding) and variations in interest sensitivity between interest-earning assets and interest-bearing liabilities. Certain macro-economic factors also influence net interest income, such as the level and direction of interest rates, the difference between short-term and long-term interest rates (the slope of the yield curve) and the general strength of the economies in the Corporation's markets. Risk management plays an important role in the Corporation's level of net interest income.

The Corporation's net interest income (FTE) in the third quarter of 2006 was $33.2 million, a $2.4 million, or 6.6%, decrease from net interest income (FTE) of $35.6 million recorded in the third quarter of 2005. Net interest income (FTE) for the nine months ended September 30, 2006 was $100.9 million compared to $108.0 million for the nine months ended September 30, 2005, representing a $7.1 million, or 6.6%, decline. The decrease in net interest income (FTE) was primarily attributable to a combination of the adverse impact of the increase in short-term interest rates and the flat interest yield curve on interest expense on deposits and short-term borrowings, a $24.4 and $40.1 million decrease in average interest-earning assets between the third quarter of 2006 and the third quarter of 2005 and the nine months ended September 30, 2006 and the nine months ended September 30, 2005, respectively, and changes in the mix of interest-bearing liabilities from lower-cost transaction and savings deposits to higher-cost time and municipal customer deposits. These unfavorable items were partially offset by an increase in the yield on interest-earning assets and a positive change in the mix of interest-earning assets, with average loans up $130.1 million, or 4.9%, in the third quarter of 2006, as compared to the third quarter of 2005. Average loans for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, were up $125.8 million, or 4.8%.

Average interest-earning assets of $3.54 billion in the third quarter of 2006 were down $24.4 million, or 0.7%, from the third quarter of 2005. On a year-to-date basis, average interest-earning assets were $3.52 billion, a reduction of $40.1 million, or 1.1%, from the prior year. The reductions in average interest-earning assets for both the quarter and year-to-date comparisons were primarily attributable to a reduction in investment securities. The Corporation's growth in loans was funded by the decline in the investment securities portfolio as investment securities matured.

Net interest margin was 3.74% in the third quarter of 2006, compared to 3.96% in the third quarter of 2005. The net interest margin for the nine months ended September 30, 2006 was 3.81%, compared to 4.06% for the first nine months of 2005. The decrease in net interest margin during the three and nine months ended September 30, 2006, compared to the same time periods in 2005, was primarily attributable to the increase in the average yield on interest-earning assets not keeping pace with the increase in the average cost of interest-bearing liabilities. The average yield on interest-earning assets increased 64 basis points to 6.30% in the third quarter of 2006 and increased 57 basis points to 6.15% on a year-to-date basis. The average cost of interest-bearing liabilities increased 111 basis points to 3.33%, as compared to the third quarter of 2005, and 107 basis points to 3.06% on a year-to-date basis. The increases in the cost of interest-bearing liabilities were attributable to a combination of factors, including the overall increase in market interest rates, the migration of customer funds from lower-yielding deposit products into higher yielding time deposits and a slight change in the mix of deposits, with a slight decline in lower cost consumer deposits being offset by increases in higher cost business and municipal customer deposits. The yield on the Corporation's loan portfolio has increased only moderately during a period of significantly rising interest rates due to the loan portfolio being comprised predominately of fixed interest rate loans or loans with interest rates fixed for at least five years. In addition, the competition for loan volume remained strong in the Corporation's local markets, resulting in heightened pricing competition for new loan originations.

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

Average Balances, Tax Equivalent Interest, and Effective Yields and Rates*
	Three Months Ended September 30
	2006			2005
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$2,807,848	$47,983	6.79%	$2,677,776	$42,163	6.25%
Taxable investment securities / other securities	605,663	6,184	4.08	745,991	6,950	3.70
Non-taxable investment securities	60,641	978	6.45	48,455	809	6.68
Federal funds sold	57,555	785	5.34	78,603	682	3.44
Interest-bearing deposits with unaffiliated banks	5,884	83	5.60	11,135	226	8.05
Total interest-earning assets	3,537,591	56,013	6.30	3,561,960	50,830	5.66
Less: Allowance for loan losses	34,137			33,907
Other Assets:
Cash and cash due from banks	104,166			108,908
Premises and equipment	46,007			45,867
Interest receivable and other assets	131,609			117,722
Total Assets	$3,785,236			$3,800,550

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$529,154	3,305	2.48	$540,447	1,976	1.45
Savings deposits	699,692	3,157	1.79	849,482	2,550	1.19
Time deposits	1,083,994	11,554	4.23	942,059	7,325	3.08
Securities sold under agreements to repurchase	167,491	1,665	3.94	117,312	641	2.17
Reverse repurchase agreements - short-term	-	-	-	10,000	92	3.65
Federal Home Loan Bank advances - short-term	95,325	1,282	5.34	25,000	233	3.70
Federal Home Loan Bank advances - long-term	142,246	1,854	5.17	243,959	2,457	4.00
Total interest-bearing liabilities	2,717,902	22,817	3.33	2,728,259	15,274	2.22
Noninterest-bearing deposits	533,763			544,620
Total deposits and borrowed funds	3,251,665			3,272,879
Interest payable and other liabilities	30,085			31,266
Shareholders' equity	503,486			496,405
Total Liabilities and Shareholders' Equity	$3,785,236			$3,800,550
Net Interest Income (FTE)		$33,196			$35,556
Net Interest Margin (FTE)			3.74%			3.96%

*Taxable equivalent basis using a federal income tax rate of 35%.

Average Balances, Tax Equivalent Interest, and Effective Yields and Rates*
	Nine Months Ended September 30
	2006			2005
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$2,745,405	$137,446	6.66%	$2,619,616	$121,435	6.20%
Taxable investment securities / other securities	633,858	19,391	4.08	800,631	22,459	3.75
Non-taxable investment securities	58,036	2,807	6.45	44,868	2,335	6.94
Federal funds sold	65,110	2,357	4.77	74,121	1,586	2.86
Interest-bearing deposits with unaffiliated banks	15,619	557	4.77	18,912	741	5.24
Total interest-earning assets	3,518,028	162,558	6.15	3,558,148	148,556	5.58
Less: Allowance for loan losses	34,369			34,118
Other Assets:
Cash and cash due from banks	100,772			105,121
Premises and equipment	45,309			46,577
Interest receivable and other assets	127,446			118,658
Total Assets	$3,757,186			$3,794,386

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$545,717	9,385	2.30	$550,634	4,784	1.16
Savings deposits	725,656	8,925	1.64	880,464	6,814	1.03
Time deposits	1,049,984	31,276	3.98	923,288	19,924	2.89
Securities sold under agreements to repurchase	147,382	3,929	3.56	104,229	1,403	1.80
Reverse repurchase agreements - short-term	5,495	154	3.75	4,505	123	3.65
Federal Home Loan Bank advances - short-term	59,487	2,301	5.17	9,890	269	3.64
Federal Home Loan Bank advances - long-term	156,990	5,707	4.86	253,832	7,284	3.84
Total interest-bearing liabilities	2,690,711	61,677	3.06	2,726,842	40,601	1.99
Noninterest-bearing deposits	531,687			544,819
Total deposits and borrowed funds	3,222,398			3,271,661
Interest payable and other liabilities	31,197			31,101
Shareholders' equity	503,591			491,624
Total Liabilities and Shareholders' Equity	$3,757,186			$3,794,386
Net Interest Income (FTE)		$100,881			$107,955
Net Interest Margin (FTE)			3.81%			4.06%

*Taxable equivalent basis using a federal income tax rate of 35%.

Analysis of Changes in Interest Income and Interest Expense (1)
	Three Months Ended September 30 2006 compared to 2005
	Increase (Decrease) Due to Changes in
	Average Volume(2)	Average Yield/Rate(2)	Net Change(1)
	(In thousands)
Changes in Interest Income:
Loans	$2,082	$3,738	$5,820
Taxable investment / other securities	(1,425)	659	(766)
Non-taxable investment securities	198	(29)	169
Federal funds sold	(212)	315	103
Interest-bearing deposits with unaffiliated banks	(87)	(56)	(143)
Total change in interest income	556	4,627	5,183

Changes in Interest Expense:
Interest-bearing demand deposits	(42)	1,371	1,329
Savings deposits	(509)	1,116	607
Time deposits	1,222	3,006	4,228
Securities sold under agreements to repurchase	351	673	1,024
Reverse repurchase agreements - short-term	(46)	(46)	(92)
Federal Home Loan Bank advances - short-term	906	143	1,049
Federal Home Loan Bank advances - long-term	(1,201)	598	(603)
Total change in interest expense	681	6,861	7,542
Total Increase (Decrease) in Net Interest Income (FTE)	$ (125)	$(2,234)	$(2,359)

(1)Taxable equivalent basis using a federal income tax rate of 35%.
(2)The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Analysis of Changes in Interest Income and Interest Expense (1)
	Nine Months Ended September 30 2006 compared to 2005
	Increase (Decrease) Due to Changes in
	Average Volume(2)	Average Yield/Rate(2)	Net Change(1)
	(In thousands)
Changes in Interest Income:
Loans	$ 6,200	$ 9,812	$16,012
Taxable investment / other securities	(4,917)	1,849	(3,068)
Non-taxable investment securities	646	(174)	472
Federal funds sold	(208)	979	771
Interest-bearing deposits with unaffiliated banks	(121)	(63)	(184)
Total change in interest income	1,600	12,403	14,003

Changes in Interest Expense:
Interest-bearing demand deposits	482	4,119	4,601
Savings deposits	(1,362)	3,473	2,111
Time deposits	3,323	8,028	11,351
Securities sold under agreements to repurchase	866	1,391	2,257
Reverse repurchase agreements - short-term	28	3	31
Federal Home Loan Bank advances - short-term	1,875	157	2,032
Federal Home Loan Bank advances - long-term	(3,141)	1,833	(1,308)
Total change in interest expense	2,071	19,004	21,075
Total Increase (Decrease) in Net Interest Income (FTE)	$ (471)	$ (6,601)	$ (7,072)

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

The provision for loan losses was $1.75 million in the third quarter of 2006, compared to $1.50 million in the third quarter of 2005. In comparison, the provision for loan losses was $0.46 million and $0.40 million in the first and second quarters of 2006, respectively. Net loan charge-offs were $0.44 million in the third quarter of 2006, compared to $0.72 million in the third quarter of 2005. The increase in the provision for loan losses, in the third quarter of 2006 over the prior two quarters in 2006, was primarily driven by the Corporation's increase in nonperforming loans. Nonperforming loans were $32.6 million as of September 30, 2006 and $19.7 million as of December 31, 2005, a $12.9 million increase, and a $12.3 million increase from total nonperforming loans as of September 30, 2005 of $20.3 million. The increase in nonperforming loans occurred in the nonaccrual loan category, with nonaccrual loans increasing $5.5 million in the third quarter of 2006 to $23.1 million at September 30, 2006. The increase in both non-accrual loans and impaired loans during the third quarter of 2006 was due primarily to the addition of two loan relationships that included both commercial and commercial real estate loans totaling $4.3 million. Impaired loans increased $4.6 million during the third quarter of 2006 to $20.3 million at September 30, 2006. The impairment reserve on impaired loans increased $0.76 million in the third quarter of 2006 to $2.33 million at September 30, 2006. The increase in the impairment reserve in the third quarter of 2006 accounts for a substantial portion of the increase in the provision for loan losses in the third quarter of 2006, compared to the prior two quarters in 2006. The provision for loan losses was $2.61 million and $2.96 million for the nine months ended September 30, 2006 and 2005, respectively. Net loan charge-offs for the nine months ended September 30, 2006 and 2005 were $1.81 million and $2.52 million, respectively. Net loan charge-offs as a percentage of average total loans were 0.09% during the nine months ended September 30, 2006, compared to 0.13% during the same time period in 2005.

Economic conditions in the Corporation's markets, all within Michigan, were generally less favorable than those nationwide during both the three- and nine-month periods ended September 30, 2006. Forward-looking indicators suggest these economic conditions will continue for the remainder of 2006 and into 2007.

At September 30, 2006, the allowance was $35.3 million, compared to $34.1 million at December 31, 2005 and $34.6 million at September 30, 2005. The increase in the allowance during the third quarter of 2006 was primarily attributable to the provision for loan losses of $1.75 million exceeding net loan charge-offs of $0.44 million. In addition, the allowance increased in the third quarter of 2006 by $0.4 million as a result of the business combination completed during the quarter. There were no non-performing or impaired loans acquired in this business combination. The allowance as a percentage of total period-end loans was 1.25% at September 30, 2006 compared to 1.26% at December 31, 2005 and 1.28% at September 30, 2005.

Noninterest Income

The following includes the major components of noninterest income during the three and nine months ended September 30, 2006 and 2005.
	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(In thousands)

Service charges on deposit accounts	$5,308	$ 5,406	$15,761	$15,136
Trust and investment services revenue	1,745	1,891	5,844	5,963
Other fees for customer services	722	702	2,178	1,718
Electronic banking fees	707	813	2,062	2,152
Investment fees	706	637	1,878	1,370
Insurance commissions	173	236	577	744
Mortgage banking revenue	476	322	1,389	1,292
Investment securities gains	-	3	-	1,174
Other	59	239	557	633
Total Noninterest Income	$9,896	$10,249	$30,246	$30,182

Noninterest income of $9.90 million in the third quarter of 2006 declined $0.35 million, or 3.4%, compared to the third quarter of 2005. The Corporation experienced decreases in a number of noninterest income categories, including trust and investment services revenue of $0.15 million, or 7.7%, electronic banking fees of $0.11 million, or 13.0%, and other income of $0.18 million, or 75.3%. Other income for the third quarter of 2005 included $0.13 million of rental income that is no longer being received, as the Corporation is internally utilizing the property as administrative offices, which was intended when the building was purchased in 2003. The decreases in the third quarter of 2006 were partially offset by an increase of $0.15 million, or 47.8%, in mortgage banking revenue compared to the third quarter of 2005. The increase in mortgage banking revenue was attributable to a reduction in the amortization expense of capitalized mortgage servicing rights. The increase in interest rates during 2006 has resulted in lower projected prepayment speeds, which lengthens the amortization period and lowers the periodic amortization expense of capitalized mortgage servicing rights.

Noninterest income was $30.2 million during the nine months ended September 30, 2006, virtually unchanged compared to the prior year period. On a year-to-date basis in 2006, as compared to the prior year, the Corporation experienced increases in service charges on deposit accounts of $0.63 million, or 4.1%, investment fees of $0.51 million, or 37.1%, and other fees for customer services of $0.46 million, or 26.8%. Service charges on deposit accounts were positively impacted by a fee increase on certain customer activity effective August 1, 2005. The increase in other fees for customer services was attributable to a change in the Corporation's accounting for the sale of bank money orders to customers. The Corporation outsources its processing of customer purchased bank money orders to a third party vendor. Accordingly, $0.45 million of noninterest income was recognized during the nine months ended September 30, 2006. In comparison, during 2005, the Corporation recorded the customer float on this service and recognized that income as interest income. The noninterest income increases were mostly offset by investment securities gains of $1.17 million being realized in the first nine months of 2005, compared to no investment securities gains in the first nine months of 2006. Excluding investment securities gains, noninterest income increased $1.24 million, or 4.3%, during the first nine months of 2006 compared to the same time period in 2005.

Operating Expenses

The following includes the major components of operating expenses during the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(In thousands)

Salaries and wages	$11,295	$11,381	$33,801	$33,931
Employee benefits	2,689	2,991	8,785	9,610
Occupancy	2,270	2,346	7,289	7,067
Equipment	2,169	2,134	6,702	6,686
Postage and courier	635	632	1,980	1,932
Supplies	418	288	923	832
Professional fees	717	1,065	2,558	2,780
Outside processing / service fees	317	289	1,362	879
Michigan single business tax provision	457	531	1,474	1,560
Advertising and marketing	332	434	1,056	1,228
Intangible asset amortization	473	490	1,510	1,624
Telephone	461	379	1,456	1,258
Other real estate expenses	582	277	1,386	775
Other	1,381	1,602	4,111	4,423
Total Operating Expenses	$24,196	$24,839	$74,393	$74,585

Total operating expenses of $24.2 million in the third quarter of 2006 were $0.64 million, or 2.6%, lower than in the third quarter of 2005. The decrease in operating expenses between the third quarter of 2006 and 2005 was primarily attributable to decreases in employee benefits, professional fees and other operating expenses. On a year-to-date basis in 2006, total operating expenses were $74.4 million, a decrease of $0.19 million, or 0.3%, compared to the same period in the prior year. The decrease in the year-to-date total of operating expenses was also primarily attributable to decreases in employee benefits, professional fees and other operating expenses. The decreases in operating expenses during both the three and nine months ended September 30, 2006, compared to the same time periods in 2005, were partially offset by increases in outside processing / service fees and other real estate expenses. Internal consolidation costs were incurred during 2006 to complete the consolidation of the Corporation's bank subsidiaries that was effective December 31, 2005 and in conjunction with the closure of eight underperforming branch banking offices in February 2006. Costs associated with the internal consolidation process for the nine months ended September 30, 2006 were $0.6 million. No internal consolidation costs were incurred during the third quarter of 2006. Management does not expect to incur any further expense in conjunction with the internal consolidation.

The Corporation had 1,344 employees on a full-time equivalent basis as of September 30, 2006, compared to 1,398 employees, on a full-time equivalent basis, as of September 30, 2005. The decline in the number of employees was attributable to the Corporation's internal consolidation initiative, which included the closure of eight banking offices. Salaries and wages were down $0.09 million, or 0.8%, and down $0.13 million, or 0.4%, during the three and nine months ended September 30, 2006, respectively, compared to the same time periods in 2005. The decreases in salaries and wages were mostly attributable to the decline in the number of employees. The reduction in salaries and wages resulting from the decrease in the number of employees almost entirely offset the merit compensation increases awarded to employees in January of 2006. Overall, total merit increases awarded in January 2006 averaged approximately 3% of salaries and wages. In addition, incentive compensation expense of $1.15 million during the nine months ended September 30, 2006 was $0.26 million lower than in the same time period in 2005.

The Corporation adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective transition method, on January 1, 2006. Under that transition method, salaries and wages recognized during the nine months ended September 30, 2006 included approximately ten thousand dollars of non-cash compensation expense for all share-based payments (stock options) granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123. Unvested stock options at September 30, 2006 totaled 9,867 shares. The average remaining contractual term of these unvested options is approximately six years. Results for the prior period have not been restated as a result of implementing SFAS 123(R) under the modified-prospective transition method.

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

Total employee benefits expense during the three and nine months ended September 30, 2006 was $2.69 million and $8.79 million, respectively, which represented decreases of $0.30 million, or 10.1%, and $0.83 million, or 8.6%, respectively, compared to the same time periods in 2005. The decreases in employee benefits expense were primarily attributable to the reduction in pension benefit expense. Pension expense was $0.72 million and $0.75 million lower in the three and nine months ended September 30, 2006, respectively, compared to the same time periods in 2005. The decreases in pension benefit expense during the three and nine months ended September 30, 2006 were partially offset by increases in defined contribution plan expense of $0.29 million and $0.31 million, respectively, compared to the same time periods in 2005.

Occupancy expense of $2.27 million in the third quarter of 2006 was down $0.08 million, or 3.2%, from the third quarter of 2005, while occupancy expense for the nine months ended September 30, 2006 of $7.29 million was $0.22 million, or 3.1%, higher than in the same time period in 2005. The reduction in occupancy expense in the third quarter of 2006 was primarily attributable to cost savings realized in conjunction with the closure of eight branch banking offices early in 2006. The year-to-date increase in occupancy expense was largely attributable to $0.13 million of internal consolidation costs.

Equipment costs of $2.17 million in the third quarter of 2006 increased $0.04 million, or 1.6%, from the third quarter of 2005. Equipment costs on a year-to-date basis through September 30, 2006 of $6.7 million were virtually the same as in 2005.

Professional fees of $0.72 million in the third quarter of 2006 were down $0.35 million, or 32.7%, from the third quarter of 2005 and for the nine months ended September 30, 2006, professional fees of $2.56 million were down $0.22 million, or 8.0%, from the same time period for 2005. These decreases were partially attributable to lower external auditing fees.

Outside processing / service fees for the three months ended September 30, 2006 and 2005 were approximately $0.3 million, although for the nine months ended September 30, 2006 were $1.36 million, an increase of $0.48 million, or 54.9%, over the same time period in 2005. The increase was largely a result of $0.30 million of costs associated with the Corporation's internal consolidation initiatives incurred in 2006.

Other real estate expenses of $0.58 million in the third quarter of 2006 increased $0.31 million, or 110.1%, from the third quarter of 2005. Other real estate expenses for the nine months ended September 30, 2006 of $1.39 million were $0.61 million, or 78.8%, higher than the same time period in 2005. These increases were primarily attributable to higher costs associated with holding a larger volume of other real estate properties in 2006 than in 2005 and also attributable to the recognition of $0.63 million in losses associated with the disposition of these properties in 2006, compared to $0.28 million in losses associated with the disposition of these properties in 2005.

Other operating expenses of $1.38 million in the third quarter of 2006 decreased $0.22 million, or 13.8%, from the third quarter of 2005. Other operating expenses of $4.11 million for the nine months ended September 30, 2006, were $0.31 million, or 7.1%, lower than the same time period for 2005. The decline in other operating expenses consisted of reductions in printing expense, charge-offs, correspondent bank fees and use tax expense, offset by increases in employee training and business expense.

Income Tax Expense

The Corporation's effective federal income tax rate was 31.2% in the third quarter of 2006, compared to 28.6% in the third quarter of 2005. Both quarters' federal income tax provisions were reduced primarily due to federal income tax reserves no longer required based on the statute of limitations expiring for certain tax years for these liabilities and the reassessment of required federal income tax accruals. In comparison, the effective federal income tax rate was 33.3% and 33.0% in the first and second quarters of 2006, respectively. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate is generally a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense, other nondeductible expenses relative to pretax income and tax credits.

Balance Sheet Changes

Loans

The Corporation's philosophy is such that it will not compromise on loan quality and generally does not make loans outside its banking markets to grow its loan portfolio. In addition, the Corporation generally does not participate in syndicated loans, which is a method utilized by some financial institutions to increase the size of their loan portfolios. The Corporation's loan portfolio is generally diversified geographically within the state of Michigan, as well as along industry lines and is generally well collateralized.

Total loans at September 30, 2006 were $2.82 billion, up $111.1 million, or 4.1%, compared to $2.71 billion at December 31, 2005 and up $124.1 million, or 4.6%, from September 30, 2005. These increases were the result of a concerted sales effort in the commercial loan area, the origination of $69 million of longer term residential mortgage loans that were not sold in the secondary market, and the acquisition of $41 million in loans in a business combination transaction that was consummated in August 2006. The Corporation additionally acquired approximately $23 million of long-term residential real estate loans in conjunction with the business combination that it intends to sell and has classified these loans as held for sale at September 30, 2006. The weakness of the economy within Michigan has adversely impacted both new capital investments by businesses within the Corporation's markets and new residential housing construction.

Commercial loans increased $21.5 million, or 4.2%, from December 31, 2005 to $539.3 million as of September 30, 2006. The increase in commercial loans during the nine months ended September 30, 2006 was due to a concerted sales effort and $5.8 million of these type loans being acquired in the business combination transaction completed during the third quarter of 2006. Commercial loans represented 19.1% of the Corporation's loan portfolio as of September 30, 2006 and December 31, 2005.

Real estate commercial loans increased $21.3 million, or 3.0%, from December 31, 2005 to $726.0 million as of September 30, 2006. The business combination completed in the third quarter of 2006 added $12.5 million in real estate commercial loans. Real estate commercial loans represented 25.8% of the Corporation's loan portfolio as of September 30, 2006 and 26.0% as of December 31, 2005.

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

Real estate construction loans increased $4.4 million, or 2.8%, from December 31, 2005 to $162.8 million as of September 30, 2006. The business combination completed in the third quarter of 2006 added $6.4 million in real estate construction loans. Real estate construction loans represented 5.8% and 5.9% of the Corporation's loan portfolio as of September 30, 2006 and December 31, 2005, respectively. Construction lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser of the property if it will not be owner-occupied. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market areas, using conservative underwriting guidelines and closely monitoring the construction process.

Real estate residential loans increased $35.6 million, or 4.5%, from December 31, 2005 to $820.8 million as of September 30, 2006. The majority of this growth occurred in the third quarter of 2006 as this segment of the loan portfolio is somewhat seasonal, with higher growth generally occurring in the second and third quarters of the year. In addition, the business combination completed in the third quarter of 2006 added $9.0 million of real estate residential loans. Residential real estate loans represented 29.1% of the Corporation's loan portfolio as of September 30, 2006 and 29.0% as of December 31, 2005. The Corporation's residential real estate loans primarily consist of one- to four-family residential loans with original terms of fifteen years or less. The loan-to-value ratio at time of origination is generally 80% or less. Loans originated with more than an 80% loan-to-value ratio generally require private mortgage insurance or are sold in the secondary market. During the first nine months of 2006, the Corporation kept the majority of the fixed rate residential real estate loans originated with fixed interest rate terms from ten to fifteen years in its own loan portfolio, rather than selling them in the secondary mortgage market. The Corporation continued to generally sell all fixed rate residential loans with terms greater than fifteen years in the secondary mortgage market. Accordingly, during the first nine months of 2006, the Corporation originated a total of $69 million of residential real estate loans with fixed interest rate terms of ten to fifteen years that it kept in its own portfolio, compared to $40 million of such loans during the same time period in 2005.

Consumer loans increased $28.3 million, or 5.2%, from December 31, 2005 to $568.9 million as of September 30, 2006. The increase in consumer loans was a result of aggressive competitive pricing offered on automobiles, boats, recreational vehicles and home equity loans originated during the first and second quarters of 2006. The business combination completed in the third quarter of 2006 added $6.9 million in consumer loans. Consumer loans represented 20.2% of the Corporation's loan portfolio as of September 30, 2006 and 20.0% as of December 31, 2005.

Consumer loans generally have shorter terms than mortgage loans but generally involve more credit risk than one- to four-family residential lending because of the type and nature of the collateral. Collateral values, particularly those of automobiles, are negatively impacted by many factors, such as new car promotions, vehicle condition and economic conditions. Consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be negatively affected by adverse personal situations. Weaker economic conditions in Michigan have resulted in higher consumer delinquencies and bankruptcies that have increased the risk profile of consumer loans.

Loans held for sale at September 30, 2006 were $29.6 million, an increase of $26.1 million, or 740.5%, compared with December 31, 2005 and an increase of $22.9 million, or 340.8%, over September 30, 2005. The increase in loans held for sale was primarily due to the acquisition of approximately $23 million of long-term residential real estate loans acquired through a business combination that was completed in August 2006.

Nonperforming loans consist of loans for which the accrual of interest has been discontinued, loans which are past due as to principal or interest by 90 days or more and are still accruing interest and other loans which have been restructured to less than market terms due to a serious weakening of the borrower's financial condition. Nonperforming loans were $32.6 million as of September 30, 2006 and $19.7 million as of December 31, 2005, and represented 1.16% and 0.73% of total loans, respectively.

A loan is considered impaired when management determines it is probable that all of the principal and interest due will not be collected according to the contractual terms of the loan agreement. In most instances, the impairment is measured based on the fair market value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. A portion of the allowance for loan losses may be allocated to impaired loans. The Corporation has determined that all of its nonaccrual commercial and commercial real estate loans meet the definition of an impaired loan. In addition, the Corporation identified $2.8 million of loans that were in an accrual status that were also impaired loans at September 30, 2006.

Impaired loans totaled $20.3 million as of September 30, 2006 and $9.8 million as of December 31, 2005. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that, as of September 30, 2006 and December 31, 2005, $7.9 million and $5.1 million, respectively, of the impaired loans required an allocation of the allowance. The allowance for loan losses allocated to these impaired loans was $2.3 million at September 30, 2006 and $1.3 million at December 31, 2005. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from the estimates used on these loans.

The significant increases in nonperforming loans and impaired loans during the nine and twelve months ended September 30, 2006 are a result of both a weakened economy in Michigan and the increased risk associated with a higher level of commercial lending over the past five years. The weakened economy in Michigan has resulted in higher loan delinquencies, customer bankruptcies and real estate foreclosures. It is the Corporation's opinion that the loan portfolio is generally well secured.

The allowance for loan losses was $35.3 million at September 30, 2006 and represented 1.25% of total loans, compared to $34.1 million, or 1.26% of total loans at December 31, 2005.

Total Assets

Total assets were $3.84 billion as of September 30, 2006, an increase of $90.0 million, or 2.4%, from total assets of $3.75 billion as of December 31, 2005 and unchanged from total assets of $3.84 billion at September 30, 2005.

Total Deposits

Total deposits were $2.96 billion as of September 30, 2006, an increase of $166 million, or 5.9%, from total deposits of $2.79 billion as of June 30, 2006, and an increase of $137.1 million, or 4.9%, from total deposits of $2.82 billion as of December 31, 2005. Total deposits were $2.91 billion as of September 30, 2005. The increases in total deposits during the three, nine and twelve months ended September 30, 2006 were partially attributable to the business combination completed in August 2006, which added $47 million of deposits at the transaction date. The additional increase in deposits during 2006 was largely attributable to higher customer municipal deposits, which are seasonal in nature.

During the nine months ended September 30, 2006, the Corporation experienced an unfavorable change in the mix of deposits as customers transferred deposit balances in lower yielding transaction accounts to higher yielding time deposit accounts. In addition, deposit declines in lower yielding type consumer accounts were replaced with increases in higher interest rate business and municipal deposit accounts. The combination of the rising interest rate environment and the change in the mix of the deposit portfolio resulted in the average cost of the deposit portfolio increasing to 3.09% in the third quarter of 2006 from 2.02% in the third quarter of 2005.

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

The Corporation's total loan to deposit ratio as of September 30, 2006 and December 31, 2005 was 95.3% and 96.0%, respectively.

Federal Home Loan Bank (FHLB) advances - short-term are borrowings from the FHLB that have original maturities of one year or less. FHLB advances - short-term totaled $30.0 million as of September 30, 2006, compared to $68.0 million as of December 31, 2005. FHLB advances - long-term are borrowings from the FHLB that have original maturities of greater than one year. FHLB advances - long-term totaled $150.1 million as of September 30, 2006, compared to $196.8 million as of December 31, 2005. At September 30, 2006, required principal payments on FHLB advances - long-term due during the remainder of 2006 totaled $15.0 million. The FHLB advances, both short-term and long-term, are collateralized by a blanket lien on qualified one- to four-family residential mortgage loans. The carrying value of these mortgage loans was $809 million as of September 30, 2006, which resulted in the Corporation having total FHLB borrowing capacity, based on existing collateral, of $558 million as of September 30, 2006. Therefore, the Corporation's additional borrowing availability through the FHLB at September 30, 2006 under the blanket lien agreement was $378 million. The FHLB's willingness to lend up to the total borrowing capacity is contingent upon, but not limited to, the acceptability of the Corporation's subsidiary bank's financial condition at the time of each credit request, as well as the Corporation's subsidiary bank's compliance with all applicable collateral requirements, regulations, laws, and FHLB policies. The Corporation has the option to pledge additional qualified loans and investment securities to potentially create additional borrowing availability with the FHLB.

Reverse repurchase agreements are a means of raising funds in the capital markets by providing specific securities as collateral. In May 2005, the Corporation entered into a $10 million reverse repurchase agreement with another financial institution by selling $11 million in U.S. treasury notes under an agreement to repurchase these notes. This borrowing matured in May 2006.

The following table shows required principal payments on FHLB advances at September 30, 2006 (in thousands):
2006	$15,000
2007	45,023
2008	70,024
2009	10,025
2010	40,000
Total	$180,072

The Corporation has various commitments that may impact liquidity. The following table summarizes the Corporation's commitments and expected expiration dates by period at September 30, 2006. Since the majority of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.
	September 30, 2006 Expected Expiration Dates by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit	$214,625	$72,337	$48,605	$57,283	$392,850
Undisbursed loans	148,212	-	-	-	148,212
Standby letters of credit	37,439	5,059	5,621	10	48,129
Total commitments	$400,276	$77,396	$54,226	$57,293	$589,191

Capital Resources

As of September 30, 2006, shareholders' equity was $508.7 million compared to $501.1 million as of December 31, 2005, resulting in an increase of $7.6 million, or 1.5%. Shareholders' equity as a percentage of total assets was 13.3% as of September 30, 2006 and 13.4% as of December 31, 2005.

A statement of changes in shareholders' equity covering the nine-month periods ended September 30, 2006 and September 30, 2005 follows:
	Nine Months Ended September 30
	2006	2005
	(In thousands)
Total shareholders' equity as of January 1	$501,065	$484,836
Comprehensive income:
Net income	35,616	40,324
Change in unrealized net gains/losses on securities available for sale, net of reclassification adjustment for realized net gains and tax	945	(6,004)
Total comprehensive income	36,561	34,320

Cash dividends paid	(20,577)	(19,992)
Shares repurchased	(9,343)	(2,183)
Share-based compensation, net of tax benefit	7	-
Shares issued from stock compensation plans	1,001	916
Total shareholders' equity as of September 30	$508,714	$497,897

At September 30, 2006, the Corporation held investment securities with a fair market value of $56.9 million that had gross unrealized losses, which existed for less than twelve months, of $0.3 million at that date. The Corporation also held investment securities as of September 30, 2006 with a fair market value of $474.4 million that had gross unrealized losses, which existed for twelve months or more, of $9.6 million at that date. Management believes that the unrealized losses on investment securities are temporary in nature and are due primarily to changes in interest rates and not as a result of credit related issues. The Corporation has both the intent and ability to hold the investment securities with unrealized losses to maturity or until such time as the unrealized losses recover.

The following table represents the Corporation's and Chemical Bank's regulatory capital ratios as of September 30, 2006:
	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Chemical Financial Corporation - actual ratio	11.73%	15.88%	17.13%
Regulatory minimum ratio	3.00	4.00	8.00
Ratio considered "well capitalized" by regulatory agencies	5.00	6.00	10.00

Chemical Bank - actual ratio	11.39%	15.42%	16.67%
Regulatory minimum ratio	3.00	4.00	8.00
Ratio considered "well capitalized" by regulatory agencies	5.00	6.00	10.00

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at September 30, 2006 exceed the regulatory agencies ratios to be considered "well capitalized" partially due to the Corporation holding $0.76 billion in assets, primarily investment securities, which are assigned a 20% risk rating and $1.01 billion in residential real estate loans and other assets which are assigned a 50% risk rating. These two risk ratings (20% and 50%) represented 44% of the Corporation's total risk-based assets (including off-balance sheet items) at of September 30, 2006. Chemical Bank's Tier 1 and Total capital ratios are similar to the Corporation's at September 30, 2006, as the bank's level of assets and their allocation among the various risk weights are similar to the Corporation's.

The following table shows stock repurchase activity by the Corporation during the periods indicated:
	Three Months Ended September 30
	2006	2005

Number of shares repurchased	28,099	16,495
Average price of shares repurchased	$29.29	$32.10

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

Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due primarily to changes in interest rates. Interest rate risk is the Corporation's primary market risk and results from timing differences in the repricing of assets and liabilities and changes in relationships between rate indices. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of the Corporation's net interest income is largely dependent upon the effective management of interest rate risk. Interest rate risk arises in the normal course of the Corporation's business due to differences in the repricing and maturity characteristics of interest rate sensitive assets and liabilities. Sensitivity of earnings to interest rate changes arises when yields on assets change differently from the interest costs on liabilities. Interest rate sensitivity is determined by the amount of interest-earning assets and interest-bearing liabilities repricing within a specific time period and the magnitude by which interest rates change on the various types of interest-earning assets and interest-bearing liabilities. The management of interest rate sensitivity includes monitoring the maturities and repricing opportunities of interest-earning assets and interest-bearing liabilities. Interest rate sensitivity management aims at achieving reasonable stability in both net interest income and the net interest margin through periods of changing interest rates. The Corporation's goal is to avoid a significant decrease in net interest income and thus an adverse impact on the profitability of the Corporation in periods of changing interest rates. It is necessary to analyze projections of net interest income based upon the repricing characteristics of the Corporation's interest-earning assets and interest-

bearing liabilities and the varying magnitude by which interest rates may change on loans, investment securities, interest-bearing deposit accounts and borrowings. The Corporation's interest rate sensitivity is managed through policies and risk limits approved by the boards of directors of the Corporation and its subsidiary bank, and an Asset and Liability Committee (ALCO). The ALCO, which is comprised of executive management from various areas of the Corporation, including finance, lending, investments and deposit gathering, meets regularly to execute asset and liability management strategies. The ALCO establishes guidelines and monitors the sensitivity of earnings to changes in interest rates. The goal of the ALCO process is to maximize net interest income and the net present value of future cash flows within authorized risk limits.

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

At September 30, 2006, the Corporation's interest rate risk position was liability sensitive, meaning net income is expected to increase as rates fall and decrease as rates rise, other factors being unchanged.
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

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended September 30, 2006 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of equity securities by the Corporation during the periods indicated:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2006
Common Stock Repurchase Program	21,458	$29.18	21,458	54,542
Employee Transactions	-	-	N/A	N/A

August 1-31, 2006
Common Stock Repurchase Program	-	-	-	54,542
Employee Transactions	693	29.90	N/A	N/A

September 1-30, 2006
Common Stock Repurchase Program	-	-	-	54,542
Employee Transactions	5,948	29.60	N/A	N/A

Total	28,099	$29.29	21,458	54,542

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
CHEMICAL FINANCIAL CORPORATION

Date: November 8, 2006	By: /s/ David B. Ramaker
David B. Ramaker Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: November 8, 2006	By: /s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Restated Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. Here incorporated by reference.

31.1	Certification. Certification of Chairman of the Board, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.