Form 10-Q/A
period 2006-09-30
CHEMICAL FINANCIAL CORP
filed 2006-11-13
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

This Amendment No. 1 to Form 10-Q is filed solely for the purpose of correcting typographical errors contained in Notes C, D and F to the financial statements and the Analysis of Changes in Interest Income and Interest Expense Tables for the three and nine months ended September 30, 2006 contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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
2006	$ 702
2007	1,783
2008	1,524
2009	689
2010	440
2011 and thereafter	1,522
Total	$6,660

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

The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005, was $0.22 million and $0.38 million, respectively.

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

In September 2006, the SEC staff published Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 was issued to provide guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires an entity to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of the relevant quantitative and qualitative factors. SAB 108 is effective for the Corporation's annual financial statements ending December 31, 2006. The Corporation is in the process of evaluating the impact of SAB 108 on its financial condition and results of operations.

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

Analysis of Changes in Interest Income and Interest Expense (1)
	Three Months Ended September 30 2006 compared to 2005
	Increase (Decrease) Due to Changes in
	Average Volume(2)	Average Yield/Rate(2)	Net Change(1)
	(In thousands)
Changes in Interest Income:
Loans	$2,111	$3,709	$5,820
Taxable investment / other securities	(1,390)	624	(766)
Non-taxable investment securities	198	(29)	169
Federal funds sold	(216)	319	103
Interest-bearing deposits with unaffiliated banks	(87)	(56)	(143)
Total change in interest income	616	4,567	5,183

Changes in Interest Expense:
Interest-bearing demand deposits	(42)	1,371	1,329
Savings deposits	(509)	1,116	607
Time deposits	1,222	3,007	4,229
Securities sold under agreements to repurchase	351	673	1,024
Reverse repurchase agreements - short-term	(92)	-	(92)
Federal Home Loan Bank advances - short-term	906	143	1,049
Federal Home Loan Bank advances - long-term	(1,201)	598	(603)
Total change in interest expense	635	6,908	7,543
Total Increase (Decrease) in Net Interest Income (FTE)	$ (19)	$(2,341)	$(2,360)

(1)Taxable equivalent basis using a federal income tax rate of 35%.
(2)The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Analysis of Changes in Interest Income and Interest Expense (1)
	Nine Months Ended September 30 2006 compared to 2005
	Increase (Decrease) Due to Changes in
	Average Volume(2)	Average Yield/Rate(2)	Net Change(1)
	(In thousands)
Changes in Interest Income:
Loans	$ 6,006	$10,005	$16,011
Taxable investment / other securities	(4,974)	1,906	(3,068)
Non-taxable investment securities	646	(174)	472
Federal funds sold	(213)	984	771
Interest-bearing deposits with unaffiliated banks	(121)	(63)	(184)
Total change in interest income	1,344	12,658	14,002

Changes in Interest Expense:
Interest-bearing demand deposits	(43)	4,644	4,601
Savings deposits	(1,362)	3,473	2,111
Time deposits	3,010	8,342	11,352
Securities sold under agreements to repurchase	750	1,776	2,526
Reverse repurchase agreements - short-term	31	-	31
Federal Home Loan Bank advances - short-term	1,875	157	2,032
Federal Home Loan Bank advances - long-term	(3,215)	1,638	(1,577)
Total change in interest expense	1,046	20,030	21,076
Total Increase (Decrease) in Net Interest Income (FTE)	$ 298	$ (7,372)	$ (7,074)

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
CHEMICAL FINANCIAL CORPORATION

Date: November 13, 2006	By: /s/ David B. Ramaker
David B. Ramaker Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: November 13, 2006	By: /s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Document

31.1	Certification. Certification of Chairman of the Board, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.