Form 10-K
period 2006-12-31
CHEMICAL FINANCIAL CORP
filed 2007-03-01
CIK 19612

CHEMICAL
FINANCIAL CORPORATIONSM

2006
Annual Report
to Shareholders

CHEMICAL FINANCIAL CORPORATION

2006 ANNUAL REPORT TO SHAREHOLDERS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Chemical Financial Corporation itself. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “judgment,” “plans,” “predicts,” “projects,” “should,” “will,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, certain statements under the subheadings “Liquidity Risk” and “Market Risk” in “Management’s Discussion and Analysis” are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Chemical Financial Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Risk factors include, but are not limited to, the risk factors described on pages 87-88; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; opportunities for acquisitions and the effective completion of acquisitions and integration of acquired entities; and the local and global effects of the ongoing war on terrorism and other military actions, including actions in Iraq. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

SELECTED FINANCIAL DATA

	Years Ended December 31,
	2006	2005	2004	2003	2002

Operating Results (In thousands)
Net interest income	$132,236	$141,851	$147,634	$139,772	$145,692
Provision for loan losses	5,200	4,285	3,819	2,834	3,765
Noninterest income	40,147	39,220	39,329	39,094	34,534
Operating expenses	97,874	98,463	98,469	91,923	93,526
Net income	46,844	52,878	56,682	55,716	54,945

Per Share Data(1)
Net income:
Basic	$1.88	$2.10	$2.26	$2.24	$2.21
Diluted	1.88	2.10	2.25	2.23	2.20
Cash dividends paid	1.10	1.06	1.01	0.95	0.87
Book value at end of period	20.46	19.98	19.26	18.33	17.30
Market value at end of period	33.30	31.76	40.62	34.66	29.13

Shares outstanding at end of period (In thousands)(1)	24,828	25,079	25,169	24,991	24,868

At Year End (In thousands)
Assets	$3,789,247	$3,749,316	$3,764,125	$3,708,888	$3,568,649
Loans	2,807,660	2,706,695	2,583,540	2,476,360	2,043,566
Deposits	2,898,085	2,819,880	2,863,473	2,967,236	2,847,272
Federal Home Loan Bank advances/other borrowings	354,041	400,363	386,830	246,897	261,605
Shareholders’ equity	507,886	501,065	484,836	458,049	430,339

Average Balances (In thousands)
Assets	$3,763,067	$3,788,469	$3,856,036	$3,578,678	$3,538,599
Interest-earning assets	3,521,489	3,550,695	3,608,157	3,381,083	3,325,572
Loans	2,767,114	2,641,465	2,567,956	2,222,704	2,088,395
Interest-bearing liabilities	2,692,410	2,718,267	2,803,015	2,616,027	2,648,039
Deposits	2,861,916	2,886,209	2,976,150	2,868,180	2,825,975
Federal Home Loan Bank advances/other borrowings	362,990	377,499	370,785	237,787	270,801
Shareholders’ equity	510,255	493,419	472,226	439,178	406,762

Financial Ratios
Return on average assets	1.24%	1.40%	1.47%	1.56%	1.55%
Return on average equity	9.2	10.7	12.0	12.7	13.5
Net interest margin	3.82	4.04	4.13	4.18	4.44
Efficiency ratio	56.1	54.2	52.6	50.9	51.3
Average shareholders’ equity to average assets	13.6	13.0	12.2	12.3	11.5
Cash dividends paid per share to diluted net income per share	58.5	50.5	44.9	42.6	39.4
Tangible equity to assets	11.6	11.7	11.1	10.5	11.0
Total risk-based capital to risk-adjusted assets	17.5	17.8	17.5	16.6	18.6

Credit Quality Statistics
Allowance for loan losses as a percent of total loans	1.21%	1.26%	1.32%	1.34%	1.50%
Nonperforming loans as a percent of total loans	0.96	0.73	0.39	0.46	0.36
Nonperforming assets as a percent of total assets	0.94	0.71	0.45	0.47	0.32
Net loans charged-off as a percent of average loans	0.20	0.16	0.11	0.15	0.20

(1)	Adjusted for stock dividends.

MANAGEMENT’S DISCUSSION AND ANALYSIS

BUSINESS OF THE CORPORATION

Chemical Financial Corporation (the Corporation) is a financial holding company with its business concentrated in a single industry segment — commercial banking. The Corporation, through its subsidiary bank, offers a full range of commercial banking services. These banking services include deposits, business and personal checking accounts, savings and individual retirement accounts, time deposit instruments, electronically accessed banking products, residential and commercial real estate financing, commercial lending, consumer financing, debit cards, safe deposit box services, money transfer services, automated teller machines, access to insurance products and corporate and personal trust and investment management services.

The principal markets for the Corporation’s commercial banking services are communities within Michigan in which the Corporation’s subsidiary bank branches are located and the areas immediately surrounding those communities. As of December 31, 2006, the Corporation operated through one subsidiary bank, Chemical Bank, headquartered in Midland, Michigan, serving 89 communities through 127 banking offices and 1 loan production office located in 31 counties across Michigan’s lower peninsula. In addition to its banking offices, the Corporation operated 137 automated teller machines, both on- and off-bank premises. On December 31, 2005, a corporate internal consolidation was completed resulting in the consolidation of the Corporation’s three commercial bank charters into one commercial subsidiary bank, Chemical Bank. The Corporation’s sole subsidiary bank continues to operate through an organizational structure of community banks.

The principal source of revenue for the Corporation is interest and fees on loans, which accounted for 72% of total revenues in 2006, 69% of total revenues in 2005 and 67% of total revenues in 2004. Interest on investment securities is also a significant source of revenue, accounting for 10% of total revenues in 2006, 13% of total revenues in 2005 and 15% of total revenues in 2004. Business volumes tend to be influenced by overall economic factors including market interest rates, business and consumer spending, and consumer confidence, as well as competitive conditions in the marketplace.

FINANCIAL HIGHLIGHTS

The following discussion and analysis is intended to cover the significant factors affecting the Corporation’s consolidated statements of financial position and income included in this report. It is designed to provide shareholders with a more comprehensive review of the consolidated operating results and financial position of the Corporation than could be obtained from an examination of the financial statements alone.

CRITICAL ACCOUNTING POLICIES

The Corporation’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (GAAP). Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements. As this information changes, the consolidated financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value or when a decline in the value of an asset not carried at fair value on the financial statements warrants an impairment write-down or a valuation reserve to be established. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by third-party sources, when available. When third-party information is not available, valuation adjustments are estimated by management primarily through the use of internal discounted cash flow analysis.

The most significant accounting policies followed by the Corporation are presented in Note A to the consolidated financial statements. These policies, along with the disclosures presented in the other notes to the consolidated financial statements and in “Management’s Discussion and Analysis,” provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, estimates and assumptions underlying those amounts, management has identified the determination of the allowance for loan losses, pension plan accounting, income and other taxes, capitalization and valuation of real estate mortgage loan servicing rights, and the evaluation of goodwill impairment to be the accounting areas that require the most subjective or complex judgments, and as such, could be most subject to revision as new continued on next page

MANAGEMENT’S DISCUSSION AND ANALYSIS

CRITICAL ACCOUNTING POLICIES (CONTINUED)

or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates.

Allowance for Loan Losses
The allowance for loan losses (allowance) is calculated with the objective of maintaining a reserve sufficient to absorb inherent loan losses of the loan portfolio. The loan portfolio represents the largest asset type on the consolidated statements of financial position. The determination of the amount of the allowance is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected cash flows on impaired loans, estimated losses on commercial, real estate commercial and real estate construction-commercial loans and on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The principal assumption used in deriving the allowance is the estimate of a loss percentage for each type of loan. It is extremely difficult to precisely measure the amount of losses that are inherent in the Corporation’s loan portfolio. The Corporation uses a rigorous process to accurately quantify the necessary allowance and related provision for loan losses, but there can be no assurance that the modeling process will successfully identify and estimate all of the losses that are inherent in the loan portfolio. As a result, the Corporation could record future provisions for loan losses that may be significantly different than the levels that have been recorded in the three-year period ended December 31, 2006. Note A to the consolidated financial statements describes the methodology used to determine the allowance. In addition, a discussion of the factors driving changes in the amount of the allowance is included under the subheading “Provision and Allowance for Loan Losses” in “Management’s Discussion and Analysis.”

Pension Plan Accounting
The Corporation has a defined benefit pension plan for certain salaried employees. Effective June 30, 2006, benefits under the defined benefit pension plan were frozen for approximately two-thirds of the Corporation’s salaried employees. Pension benefits continued unchanged for the remaining salaried employees. The Corporation’s pension benefit obligations and related costs are calculated using actuarial concepts and measurements. Benefits under the plan are based on years of vested service, age and compensation. Assumptions are made concerning future events that will determine the amount and timing of required benefit payments, funding requirements and pension expense.

The key actuarial assumptions used in the pension plan are the discount rate and long-term rate of return on plan assets. These assumptions have a significant effect on the amounts reported for net periodic pension expense, as well as the respective benefit obligation amounts. The Corporation evaluates these critical assumptions annually.

At December 31, 2006, December 31, 2005 and December 31, 2004, the Corporation calculated the discount rate for the pension plan using the results from a bond matching technique, which matched cash flows of the pension plan against both a bond portfolio derived from the S&P bond database of AA or better bonds and the Citigroup Pension Discount Curve, to determine the discount rate. As of December 31, 2006, the discount rate was established at 6.0% to reflect market interest rate conditions.

The assumed long-term rate of return on pension plan assets represents an estimate of long-term returns on an investment portfolio consisting primarily of equities and fixed income investments. When determining the expected long-term return on pension plan assets, the Corporation considers long-term rates of return on the asset classes in which the Corporation expects the pension funds to be invested. The expected long-term rate of return is based on both historical and forecasted returns of the overall stock and bond markets and the actual portfolio. The Corporation reduced its projection of forecasted returns on the portfolio of pension plan assets during 2006. The following rates of return by asset class were considered in setting the long-term return on pension plan assets assumption:

December 31, 2005
and
	December 31, 2006	December 31, 2004

Equity securities	8% – 9%	9% – 10%
Debt securities	4% – 6%	5% – 7%
Other	3% – 5%	3% – 5%

MANAGEMENT’S DISCUSSION AND ANALYSIS

The long-term return on pension plan assets is used to compute the subsequent year’s expected return on assets, using the “market-related value” of pension plan assets. The difference between the expected return and the actual return on pension plan assets during the year is either an asset gain or loss, which may be deferred and amortized over future periods when determining net periodic pension expense. The actual average annual return on pension plan assets was 6.8% over the ten years ended December 31, 2006.

Other assumptions made in the pension plan involve employee demographic factors such as retirement patterns, mortality turnover and the rate of compensation increase.

The key actuarial assumptions that will be used to calculate 2007 pension expense for the defined benefit pension plan are a discount rate of 6.0%, a long-term rate of return on pension plan assets of 7.0% and a rate of compensation increase of 4.25%. Pension expense in 2007 is expected to be approximately $1.0 million, a decrease of $0.9 million from $1.9 million of pension expense in 2006. The projected decrease in 2007, compared to 2006, is mostly attributable to the partial freeze of the pension plan during 2006 and an increase in the discount rate used to measure the present value of the pension plan’s obligations. A change in the discount rate of fifty basis points in 2007 was estimated to have an impact on pension expense of $0.25 million.

There are uncertainties associated with the underlying key actuarial assumptions, and the potential exists for significant, and possibly material, impacts on either the results of operations or cash flows (e.g., additional pension expense and/or additional pension plan funding, whether expected or required) from changes in the key actuarial assumptions. If the Corporation were to determine that more conservative assumptions are necessary, pension expense would increase and have a negative impact on results of operations in the period in which the increase occurs.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). The Corporation adopted SFAS 158 on December 31, 2006, as required. The purpose of SFAS 158 is to improve the overall financial statement presentation of pension and other postretirement plans, but does not impact the determination of the net periodic benefit cost or measurement of plan assets or obligations. SFAS 158 requires companies to recognize the over- or under-funded status of a plan as an asset or liability as measured by the difference between the fair value of the plan assets and the benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). The impact of the adoption of SFAS 158 on the statement of financial position at December 31, 2006 is summarized in Note L to the consolidated financial statements.

Income and Other Taxes
The Corporation is subject to the income and other tax laws of the United States and the state of Michigan. These laws are complex and are subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provisions for income and other taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations and case law. In the process of preparing the Corporation’s tax returns, management attempts to make reasonable interpretations of the tax laws. These interpretations are subject to challenge by the taxing authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law.

The Corporation and its subsidiary file a consolidated federal income tax return. The provision for federal income taxes is based on income and expenses, as reported in the consolidated financial statements, rather than amounts reported on the Corporation’s federal income tax return. When income and expenses are recognized in different periods for tax purposes than for book purposes, applicable deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

On a quarterly basis, management assesses the reasonableness of its effective federal and state tax rates based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on an annual basis, or sooner, if business events or circumstances warrant. Reserves for uncertain tax positions are reviewed continued on next page

MANAGEMENT’S DISCUSSION AND ANALYSIS

CRITICAL ACCOUNTING POLICIES (CONTINUED)

quarterly for adequacy based upon developments in tax law and the status of examinations or audits. For the years ended December 31, 2006 and 2005, net federal income tax benefits of $0.23 million and $0.94 million, respectively, were recorded based on the regular reassessment of required tax accruals for these uncertain tax positions. No such tax benefits were recorded in 2004.

Real Estate Mortgage Loan Servicing Rights
At December 31, 2006, the Corporation had approximately $2.4 million of real estate mortgage loan servicing rights capitalized on the consolidated statement of financial position. The two critical assumptions involved in establishing the value of this asset are the estimated future prepayment speeds on the underlying real estate mortgage loans and the interest rate used to discount the net cash flows from the real estate mortgage loan portfolio being serviced. Other assumptions include the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the real estate mortgage loans. The Corporation utilizes a third-party modeling software program to value mortgage servicing rights. The Corporation believes the assumptions utilized in the valuation are reasonable based upon market interest rates and accepted industry practices for valuing mortgage servicing rights and represent neither the most conservative nor the most aggressive assumptions.

Goodwill
At December 31, 2006, the Corporation had $70.1 million of goodwill recorded on the consolidated statement of financial position. Goodwill increased $6.8 million during 2006 from the acquisition of two branch banking offices. Under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), amortization of goodwill ceased, and instead, goodwill is tested annually for impairment. The Corporation’s goodwill impairment review is performed at least annually by management and additionally assessed by an independent third-party appraisal firm utilizing the methodology and guidelines established in SFAS 142. This methodology involved assumptions regarding the valuation of the Corporation’s subsidiary bank that purchased the acquired entities and resulted in the recording of goodwill. The Corporation believes that the assumptions utilized are reasonable, and even utilizing more conservative assumptions on the valuation would not presently result in impairment in the amount of goodwill that has been recorded. However, the Corporation may incur impairment charges related to goodwill in the future due to changes in business prospects or other matters that could affect the valuation assumptions.

MERGERS AND ACQUISITIONS

The Corporation’s primary method of expansion into new banking markets has been through acquisitions of other financial institutions and bank branches. During the three years ended December 31, 2006, the Corporation completed the following acquisition:

In August 2006, the Corporation acquired two branch bank offices in Hastings and Wayland, Michigan from First Financial Bank, N.A., headquartered in Hamilton, Ohio, operating as Sand Ridge Bank. The Corporation acquired deposits of $47 million, loans of $64 million and other miscellaneous assets of $1.7 million. The Corporation recorded goodwill of $6.8 million, including purchase accounting adjustments of $2.5 million, and core deposit intangible assets of $2.7 million. The core deposit intangible assets are being amortized on an accelerated basis over ten years, with $0.2 million of amortization expense recognized in 2006. The loans acquired were comprised of $6 million in commercial loans, $13 million in real estate commercial loans, $38 million in real estate residential loans and $7 million in consumer loans. During December 2006, the Corporation sold $14 million of long-term fixed interest rate real estate residential loans that were acquired in this transaction and recognized gains totaling approximately $1 million.

On December 31, 2005, the Corporation completed an internal consolidation whereby two of its wholly-owned subsidiary banks, Chemical Bank Shoreline and Chemical Bank West, were consolidated into Chemical Bank and Trust Company (CBT). CBT’s name was changed to Chemical Bank on December 31, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS

NET INCOME

Net income in 2006 was $46.8 million, or $1.88 per diluted share, net income in 2005 was $52.9 million, or $2.10 per diluted share, and net income in 2004 was $56.7 million, or $2.25 per diluted share. Net income in 2006 represented an 11.4% decrease from 2005 net income, while 2005 net income represented a 6.7% decrease from 2004 net income. Net income per share in 2006 was 10.5% less than in 2005, while net income per share in 2005 was 6.7% less than in 2004. The decreases in net income in both 2006 and 2005 were primarily due to decreases in net interest income.

The Corporation’s return on average assets was 1.24% in 2006, 1.40% in 2005 and 1.47% in 2004. The Corporation’s return on average shareholders’ equity was 9.2% in 2006, 10.7% in 2005 and 12.0% in 2004.

DEPOSITS

Total deposits at December 31, 2006 were $2.90 billion, an increase of $78 million, or 2.8%, over total deposits at December 31, 2005 of $2.82 billion. The increase in total deposits was largely attributable to the acquisition of two branch banking offices from First Financial Bank, N.A. in Hastings and Wayland, Michigan in August 2006. The acquisition added total deposits of $47 million.

The Corporation’s average deposit balances and average rates paid on deposits for the past three years are included in Table 1. Average total deposits in 2006 were $2.86 billion, $24 million, or 0.8%, lower than in 2005. Average deposits of $2.89 billion in 2005 were $90 million, or 3.0%, less than in 2004. The decreases in average deposits in 2006 and 2005, compared to the prior year, were primarily attributable to declines in consumer deposits that resulted from intense competition in the marketplace for retail deposits. The Corporation did not have any brokered deposits as of December 31, 2006, compared to $3.4 million as of December 31, 2005.

It is the Corporation’s strategy to develop customer relationships that will drive core deposit growth and stability. The Corporation has historically gathered deposits from the local markets of its subsidiary bank, although rising market interest rates and strong competition impeded the Corporation’s ability to internally generate deposits during the three years ended December 31, 2006.

The growth of the Corporation’s deposits is also impacted by competition from other investment products, such as brokerage accounts, mutual funds and various annuity products. These investment products are sold by a wide spectrum of organizations, such as brokerage and insurance companies, as well as by financial institutions. The Corporation also competes with credit unions in most of its markets. These institutions are challenging competitors, as credit unions are exempt from federal income taxes, allowing them to potentially offer higher deposit rates and lower loan rates to customers.

In response to the competition for other investment products, the Corporation’s subsidiary bank, through “CFC Investment Center,” offers a wide array of mutual funds, annuity products and market securities through an alliance with an independent, registered broker/dealer. During 2006 and 2005, customers purchased $73 million and $52 million, respectively, of annuity and mutual fund investments through “CFC Investment Center.”

ASSETS

Average assets were $3.76 billion during 2006, a decrease of $25.4 million, or 0.7%, from average assets during 2005 of $3.79 billion. The decrease in average assets during 2006 was primarily attributable to the utilization of available liquidity resulting from a portion of investment securities maturities to pay off a portion of Federal Home Loan Bank advances — long-term that matured during 2006. The Corporation acquired two branch banking offices on August 18, 2006, increasing total assets by $73.3 million as of the acquisition date. Average assets of $3.86 billion in 2005 were $67.6 million, or 1.8%, less than average assets in 2004. Average assets declined in 2005 due to the Corporation utilizing a portion of investment securities maturities to fund a slight decline in total deposits.

MANAGEMENT’S DISCUSSION AND ANALYSIS

CASH DIVIDENDS

The Corporation’s annual cash dividends paid per share over the past five years, adjusted for all stock dividends, were as follows:

	2006	2005	2004	2003	2002

Annual Dividend	$1.10	$1.06	$1.01	$0.95	$0.87

During 2006, cash dividends paid per share of $1.10 were up 3.8% over cash dividends paid per share in 2005 of $1.06.

The Corporation has paid regular cash dividends every quarter since it began operating as a bank holding company in 1973. The compound annual growth rate of the Corporation’s cash dividends paid per share over the past five- and ten-year periods ended December 31, 2006 was 5.8% and 8.7%, respectively. The earnings of the Corporation’s subsidiary bank are the principal source of funds to pay cash dividends to shareholders. Cash dividends are dependent upon the earnings of the Corporation’s subsidiary bank, as well as capital requirements, regulatory restraints and other factors affecting the Corporation’s subsidiary bank.

NET INTEREST INCOME

Interest income is the total amount earned on funds invested in loans, investment and other securities, other interest-bearing deposits and federal funds sold. Interest expense is the amount of interest paid on interest-bearing checking and savings accounts, time deposits, short-term borrowings and FHLB advances — long-term. Net interest income, on a fully taxable equivalent (FTE) basis, is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt commercial loans and investment securities. Net interest margin is calculated by dividing net interest income (FTE) by average interest-earning assets. Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Because noninterest-bearing sources of funds, or free funds (principally demand deposits and shareholders’ equity) also support earning assets, the net interest margin exceeds the net interest spread.

The presentation of net interest income on a FTE basis is not in accordance with United States generally accepted accounting principles (GAAP) but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine tax equivalent net interest income were $2.11 million, $1.61 million and $1.54 million for 2006, 2005 and 2004, respectively. These adjustments were computed using a 35% tax rate.

Net interest income is the most important source of the Corporation’s earnings and thus is critical in evaluating the results of operations. Changes in the Corporation’s net interest income are influenced by a variety of factors, including changes in the level of interest-earning assets, changes in the mix of interest-earning assets and interest-bearing liabilities, the level and direction of interest rates, the difference between short-term and long-term interest rates (the steepness of the yield curve), and the general strength of the economies in the Corporation’s markets. Risk management plays an important role in the Corporation’s level of net interest income. The ineffective management of credit risk, and more significantly interest rate risk, can adversely impact the Corporation’s net interest income. Management monitors the Corporation’s consolidated statement of financial position to reduce the potential adverse impact on net interest income caused by significant changes in interest rates. The Corporation’s policies in this regard are further discussed under the subheading “Market Risk.”

MANAGEMENT’S DISCUSSION AND ANALYSIS

TABLE 1. AVERAGE BALANCES, TAX EQUIVALENT INTEREST AND EFFECTIVE YIELDS AND RATES* (Dollars in thousands)

	Years Ended December 31,
	2006			2005			2004
		Tax	Effective		Tax	Effective		Tax	Effective
	Average	Equivalent	Yield/	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest-earning Assets:
Loans**	$2,767,114	$186,476	6.74%	$2,641,465	$165,355	6.26%	$2,567,956	$152,993	5.96%
Taxable investment securities	597,506	24,391	4.08	754,961	28,289	3.74	879,102	32,283	3.68
Tax-exempt investment securities	58,814	3,789	6.44	47,522	3,235	6.81	42,779	3,187	7.45
Other securities	24,502	1,268	5.18	20,730	927	4.47	19,983	841	4.21
Federal funds sold	60,482	2,975	4.92	69,061	2,121	3.07	83,871	1,077	1.28
Interest-bearing deposits with unaffiliated banks	13,071	634	4.85	16,956	984	5.80	14,466	411	2.84

Total interest-earning assets	3,521,489	219,533	6.23	3,550,695	200,911	5.66	3,608,157	190,792	5.29
Less: Allowance for loan losses	34,384			34,189			33,663
Other Assets:
Cash and cash due from banks	99,166			105,435			110,017
Premises and equipment	46,161			46,233			48,071
Interest receivable and other assets	130,635			120,295			123,454

Total Assets	$3,763,067			$3,788,469			$3,856,036

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Liabilities:
Interest-bearing demand deposits	$538,063	$12,605	2.34%	$544,174	$7,050	1.30%	$542,211	$2,163	0.40%
Savings deposits	714,920	12,326	1.72	858,143	9,426	1.10	1,005,728	6,914	0.69
Time deposits	1,076,437	44,164	4.10	938,451	28,156	3.00	884,291	21,664	2.45
Securities sold under agreements to repurchase	152,003	5,561	3.66	107,634	2,162	2.01	90,016	574	0.64
Reverse repurchase agreements	4,110	154	3.75	5,890	216	3.67	—	—	—
Federal Home Loan Bank advances — short-term	52,055	2,707	5.20	16,011	643	4.02	8,333	123	1.48
Federal Home Loan Bank advances — long-term	154,822	7,670	4.95	247,964	9,800	3.95	272,436	10,178	3.74

Total interest-bearing liabilities	2,692,410	85,187	3.16	2,718,267	57,453	2.11	2,803,015	41,616	1.48
Noninterest-bearing deposits	532,496			545,441			543,920

Total deposits and borrowed funds	3,224,906			3,263,708			3,346,935
Interest payable and other liabilities	27,906			31,342			36,875
Shareholders’ equity	510,255			493,419			472,226

Total Liabilities and Shareholders’ Equity	$3,763,067			$3,788,469			$3,856,036

Net Interest Spread (Average yield earned minus average rate paid)			3.07%			3.55%			3.81%

Net Interest Income (FTE)		$134,346			$143,458			$149,176

Net Interest Margin
(Net interest income (FTE)/total average interest-earning assets)			3.82%			4.04%			4.13%

*	Taxable equivalent basis using a federal income tax rate of 35%.
**	Nonaccrual loans are included in average balances reported and are included in the calculation of yields.

Table 1 presents for 2006, 2005 and 2004 average daily balances of the Corporation’s major categories of assets and liabilities, interest income and expense on a FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin.

Net interest income (FTE) in 2006, 2005 and 2004 was $134.3 million, $143.5 million and $149.2 million, respectively. Net interest income (FTE) in 2006 was $9.1 million, or 6.4%, lower than 2005 net interest income (FTE) of $143.5 million, while net interest income (FTE) in 2005 was $5.7 million, or 3.8%, lower than 2004 net interest income (FTE) of $149.2 million. The decreases in net interest income in 2006 and 2005 were primarily attributable to the continuing effect of the interest rate environment, lower interest-earning assets, funds migrating within the deposit portfolio from lower cost transaction and savings accounts to higher cost savings and time deposits and continued pricing pressure on loans.

continued on next page

MANAGEMENT’S DISCUSSION AND ANALYSIS

NET INTEREST INCOME (CONTINUED)

TABLE 2. VOLUME AND RATE VARIANCE ANALYSIS(1) (In thousands)

	2006 Compared to 2005			2005 Compared to 2004
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in		Combined	Due to Changes in		Combined
	Average	Average	Increase	Average	Average	Increase
	Volume(2)	Yield/Rate(2)	(Decrease)(1)	Volume(2)	Yield/Rate(2)	(Decrease)(1)

CHANGES IN INTEREST INCOME ON INTEREST-EARNING ASSETS:
Loans	$8,097	$13,024	$21,121	$4,610	$7,752	$12,362
Taxable investment/other securities	(6,160)	2,603	(3,557)	(4,690)	782	(3,908)
Tax-exempt investment securities	735	(181)	554	336	(288)	48
Federal funds sold	(290)	1,144	854	(220)	1,264	1,044
Interest-bearing deposits with unaffiliated banks	(203)	(147)	(350)	82	491	573

Total change in interest income on interest-earning assets	2,179	16,443	18,622	118	10,001	10,119

CHANGES IN INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	(80)	5,635	5,555	8	4,879	4,887
Savings deposits	(1,776)	4,676	2,900	(1,136)	3,648	2,512
Time deposits	4,575	11,433	16,008	1,391	5,101	6,492
Short-term borrowings	2,443	2,958	5,401	283	2,041	2,324
Federal Home Loan Bank advances — long-term	(4,238)	2,108	(2,130)	(937)	559	(378)

Total change in interest expense on interest-bearing liabilities	924	26,810	27,734	(391)	16,228	15,837

TOTAL INCREASE (DECREASE) IN NET INTEREST INCOME (FTE)	$1,255	$(10,367)	$(9,112)	$509	$(6,227)	$(5,718)

(1)	Taxable equivalent basis using a federal income tax rate of 35%.

(2)	The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate change in proportion to the relationship of the absolute dollar amount of the change in each.

The $9.1 million decrease in net interest income (FTE) during 2006, as compared to 2005, was primarily attributable to a combination of the adverse impact of the increase in short-term interest rates and the flat interest yield curve on interest expense on deposits and short-term borrowings, a $29 million decrease in average interest-earning assets between 2006 and 2005 and changes in the mix of interest-bearing liabilities from lower cost transaction and savings deposits to higher cost time and municipal customer deposits. These unfavorable items were partially offset by an increase in the yield on interest-earning assets and a positive change in the mix of interest-earning assets, with average loans up $126 million, or 4.8%, in 2006, as compared to 2005. The reduction in average interest-earning assets during 2006 was primarily attributable to a reduction in investment securities. The Corporation’s investment securities portfolio declined partially as investment securities maturities were used to decrease Federal Home Loan Bank advances — long-term.

In 2006, the Federal Open Market Committee (FOMC) raised the Discount and Federal Funds rates by twenty-five basis points four times during the year that did result in an equal increase each time in the prime rate. The Discount and Federal Funds rates were 5.25% on December 31, 2006, compared to 4.25% on December 31, 2005. The prime rate was 8.25% on December 31, 2006, compared to 7.25% on December 31, 2005. While short-term interest rates increased throughout 2006, long-term interest rates rose only slightly to produce an inverted interest yield curve at December 31, 2006. The ten-year U.S. Treasury note, which is generally used to price both 15- and 30-year residential mortgage loans, was 4.71% at the end of 2006, compared to 4.35% at the end of 2005.

Net interest margin was 3.82% in 2006, compared to 4.04% in 2005. The decrease in net interest margin during 2006, compared to 2005, was primarily attributable to the increase in the average yield on interest-earning assets not keeping pace with the increase in the average cost of interest-bearing liabilities, as occurred in 2005 although to a lesser extent. The average yield on interest-earning assets increased 57 basis points to 6.23% in 2006. In comparison, the average cost of interest-bearing liabilities increased 105 basis points to 3.16% in 2006. The increase in the cost of interest-bearing liabilities was attributable to a combination of factors, including the overall increase in market interest rates, the migration of customer funds from lower

MANAGEMENT’S DISCUSSION AND ANALYSIS

yielding deposit products into higher yielding time deposits and a slight change in the mix of deposits, with a slight decline in lower cost consumer deposits being offset by increases in higher cost business and municipal customer deposits. The yield on the Corporation’s loan portfolio has increased only moderately during a two-year period of continually rising interest rates due to the loan portfolio being comprised predominately of fixed interest rate loans or loans with interest rates fixed for at least five years. In addition, the competition for loan volume remained strong in the Corporation’s local markets, resulting in heightened pricing competition for new loan originations, and lower than expected yields on new and refinanced loans, considering the overall increase in market interest rates.

The Corporation’s competitive position within many of its market areas limits its ability to materially increase deposits without adversely impacting the weighted average cost of core deposits. Accordingly, the increase in short-term market interest rates in both 2006 and 2005 and strong competition resulted in a significant increase in the average cost of deposits and wholesale borrowings, and a decrease in consumer deposits in 2006, compared to 2005.

Table 2 allocates the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities, and changes in average interest rates earned and paid.

The $9.1 million reduction in net interest income (FTE) in 2006, as compared to 2005, is analyzed in detail in Table 2. The net impact on net interest income (FTE) in 2006 from the favorable effect of an increase in average loans and the unfavorable effect of a lower level of interest-earning assets and change in the composition of deposit accounts, was an increase in net interest income (FTE) of $1.3 million. This increase was more than offset by the Corporation experiencing a $10.4 million reduction in net interest income (FTE) due to the effect of the rising interest rate environment and the flattening of the interest yield curve. Interest income on loans, investment securities and other investable funds increased $16.4 million due to rising interest rates and the repricing of loans and investment securities, although interest expense on deposits and borrowings increased $26.8 million, as market interest rates increased and deposits and wholesale borrowings repriced in 2006. The Corporation’s balance sheet was liability sensitive throughout 2006, with a higher percentage of interest-bearing liabilities repricing than interest-earning assets.

In 2005, the FOMC raised the Discount and Federal Funds rates by twenty-five basis points eight times that did result in an equal increase each time in the prime rate. The prime rate was 5.25% on January 1, 2005 and 7.25% on December 31, 2005. While short-term interest rates increased throughout 2005, long-term interest rates rose only slightly to produce a virtually flat interest yield curve at December 31, 2005. The ten-year U.S. Treasury note, which is generally used to price both 15- and 30-year residential mortgage loans, was 4.24% at the end of 2004 compared to 4.35% at the end of 2005.

Net interest income (FTE) in 2005 was $143.5 million, $5.7 million, or 3.8%, lower than in 2004. The decline in net interest income during 2005 was primarily attributable to a slight decrease in average interest-earning assets and the effects of the significant increase in short-term interest rates and the flattening of the interest yield curve during the year. These factors were partially offset by a positive change in the mix of interest-earning assets with average loans up $73.5 million, or 2.9%, in 2005 compared to 2004. Average interest-earning assets of $3.55 billion in 2005 were down $57.5 million, or 1.6%, from 2004. The reduction in average interest-earning assets during 2005 was primarily attributable to a reduction in investment securities. A portion of investment securities maturities in 2005 were used to fund a slight decline in total deposits.

Net interest margin was 4.04% in 2005, compared to 4.13% in 2004. The decrease in net interest margin in 2005 occurred as a result of the increases in the average yield on interest-earning assets not keeping pace with the increases in the average cost of interest-bearing liabilities. In 2005, the average yield on interest-earning assets increased 37 basis points to 5.66%, while the average cost of interest-bearing liabilities increased 63 basis points to 2.11%. Consequently, the increase in the interest yield on loans was not sufficient to offset the increase in the Corporation’s funding costs. Short-term market interest rates increased throughout 2005, although the yield on the Corporation’s loan portfolio increased only modestly as the majority of the loan portfolio was and remains comprised primarily of fixed interest rate loans. The competition for loan volume was strong in 2005 in the Corporation’s local markets, which resulted in lower interest rates on new and renewed loans than otherwise would have been expected.

MANAGEMENT’S DISCUSSION AND ANALYSIS

LOANS

The Corporation’s subsidiary bank is a full-service commercial bank and, therefore, the acceptance and management of credit risk is an integral part of the Corporation’s business. The Corporation maintains conservative loan policies and credit underwriting standards. These standards include the granting of loans generally only within the Corporation’s market areas. The Corporation’s lending markets generally consist of small communities across the middle to southern and western sections of the lower peninsula of Michigan. The Corporation has no foreign loans or any loans to finance highly leveraged transactions. The Corporation’s lending philosophy is implemented through strong administrative and reporting controls at the subsidiary bank level, with additional oversight at the corporate level. The Corporation maintains a centralized independent loan review function, which monitors asset quality of the loan portfolio.

The Corporation’s subsidiary bank has extended loans to its directors, executive officers and their affiliates. The loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time and did not involve more than the normal risk of repayment by the borrower or present other unfavorable features. Note F to the consolidated financial statements includes more information on loans to the Corporation’s directors, executive officers and their affiliates.

The Corporation experiences competition for commercial loans primarily from larger regional banks located both within and outside of the Corporation’s market areas, and from other community banks located within the Corporation’s lending markets. The Corporation’s competition for real estate residential loans primarily includes community banks, larger regional banks, savings associations, credit unions and mortgage companies. The competition for real estate residential loans has increased over the last five years as mortgage lending companies have expanded their sales and marketing efforts. The Corporation experiences competition for consumer loans mostly from captive automobile finance companies, larger regional banks, community banks and local credit unions. The Corporation’s loan portfolio is generally diversified along industry lines and, therefore, the Corporation believes that its loan portfolio is reasonably sheltered from material adverse local economic impact.

Table 3 includes the composition of the Corporation’s loan portfolio, by major loan category, as of December 31, 2006, 2005, 2004, 2003 and 2002.

Total loans at December 31, 2006 were $2.81 billion, an increase of $101 million, or 3.7%, over total loans at December 31, 2005. The growth in the loan portfolio was largely due to the acquisition of two branch banking offices from First Financial Bank, N.A. in Hastings and Wayland, Michigan (2006 branch transaction). The purchase added total loans of $64 million. The loans acquired were comprised of $6 million in commercial loans, $13 million in real estate commercial loans, $38 million in real estate residential loans and $7 million in consumer loans. During December 2006, the Corporation sold $14 million of the real estate residential loans that were acquired in this transaction and recognized gains totaling approximately $1 million. The numbers set forth in the following discussion include the loans generated by the acquired branches unless stated otherwise.

Commercial loans totaled $545.6 million at December 31, 2006, an increase of $27.7 million, or 5.4%, from total commercial loans at December 31, 2005 of $517.9 million. A portion of the increase in commercial loans during 2006 was attributable to the 2006 branch transaction. The internal growth of commercial loans was low during 2006 as a result of a slower than average economic climate within the Corporation’s market areas during the year. Commercial loans increased $48.9 million, or 10.4%, in 2005 from $469.0 million at December 31, 2004. The increase in commercial loans in 2005 was largely attributable to the Corporation’s emphasis to increase this portion of the loan portfolio. Commercial loans represented 19.4%, 19.1% and 18.2% of total loans outstanding at December 31, 2006, 2005 and 2004, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

TABLE 3. SUMMARY OF LOANS AND LOAN LOSS EXPERIENCE

	Years Ended December 31,
	2006	2005	2004	2003	2002

	(Dollars in thousands)

Distribution of Loans:
Commercial	$545,591	$517,852	$468,970	$405,929	$327,438
Real estate commercial	726,554	704,684	697,779	628,815	481,084
Real estate construction	145,933	158,376	120,900	138,280	108,589
Real estate residential	835,263	785,160	758,789	762,284	616,666
Consumer	554,319	540,623	537,102	541,052	509,789

Total loans	$2,807,660	$2,706,695	$2,583,540	$2,476,360	$2,043,566

Summary of Changes in the Allowance for Loan Losses:
Allowance for loan losses at beginning of year	$34,148	$34,166	$33,179	$30,672	$30,994
Loans charged off:
Commercial	(1,389)	(2,126)	(1,270)	(2,002)	(2,345)
Real estate commercial	(1,564)	—	(88)	(40)	—
Real estate construction	(1,201)	—	—	—	(107)
Real estate residential	(515)	(453)	(430)	(102)	(164)
Consumer	(1,976)	(2,407)	(2,175)	(1,927)	(2,214)

Total loan charge-offs	(6,645)	(4,986)	(3,963)	(4,071)	(4,830)
Recoveries of loans previously charged off:
Commercial	370	110	464	174	329
Real estate commercial	6	11	7	7	17
Real estate residential	98	29	105	38	18
Consumer	521	533	555	500	379

Total loan recoveries	995	683	1,131	719	743

Net loan charge-offs	(5,650)	(4,303)	(2,832)	(3,352)	(4,087)
Provision for loan losses	5,200	4,285	3,819	2,834	3,765
Allowance of banks/branches acquired	400	—	—	3,025	—

Allowance for loan losses at year-end	$34,098	$34,148	$34,166	$33,179	$30,672

Ratio of net charge-offs during the year to average loans outstanding	0.20%	0.16%	0.11%	0.15%	0.20%

Ratio of allowance for loan losses at year-end to total loans outstanding at year-end	1.21%	1.26%	1.32%	1.34%	1.50%

Real estate loans include real estate commercial loans, real estate construction loans and real estate residential loans. At December 31, 2006, 2005 and 2004, real estate loans totaled $1.71 billion, $1.65 billion and $1.58 billion, respectively. Real estate loans increased $59.5 million, or 3.6%, in 2006. Approximately 62% of the increase in real estate loans was attributable to the 2006 branch transaction, which added $37 million in real estate loans, net of the sale of $14 million of loans sold, as discussed above. Real estate loans increased $71 million, or 4.5%, in 2005. Real estate loans as a percentage of total loans at December 31, 2006, 2005 and 2004 were 60.9%, 60.9% and 61.1%, respectively.

Real estate commercial loans increased $21.9 million, or 3.1%, during 2006 to $726.6 million at December 31, 2006. This includes $13 million attributable to the 2006 branch transaction. Real estate commercial loans increased $6.9 million, or 1.0%, during 2005 to $704.7 million at December 31, 2005. The modest internal growth in this category of loans in 2006 and 2005 was largely due to minimal economic expansion in the majority of the Corporation’s community bank market areas. At December 31, 2006, 2005 and 2004, real estate commercial loans as a percentage of total loans were 25.9%, 26.0% and 27.0%, respectively.

continued on next page

MANAGEMENT’S DISCUSSION AND ANALYSIS

LOANS (CONTINUED)

Commercial lending and real estate commercial lending are generally considered to involve a higher degree of risk than one-to four-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and is typically affected by adverse conditions in the real estate market and in the economy. The Corporation generally attempts to mitigate the risks associated with commercial lending by, among other things, lending primarily in its market areas and using conservative loan-to-value ratios in the underwriting process.

Real estate construction loans are originated for both business, including land development, and residential properties. These loans generally convert to a real estate loan at the completion of the construction or development period. Real estate construction loans were $145.9 million at December 31, 2006, a decrease of $12.4 million, or 7.9%, from December 31, 2005. The decrease in real estate construction loans during 2006 was largely reflective of the economic climate within Michigan in 2006 and a corresponding reduction in business expansion and development throughout most of the Corporation’s community bank market areas. Real estate construction loans increased $37.5 million, or 31.0%, during 2005 from $120.9 million at December 31, 2004, as the economic climate was favorable in 2005. At December 31, 2006, 2005 and 2004, real estate construction loans as a percentage of total loans were 5.2%, 5.9% and 4.7%, respectively.

Construction lending involves a higher degree of risk than one- to four-family residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser of the property if it will not be owner-occupied. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market areas, using conservative underwriting guidelines, and closely monitoring the construction process.

Table 4 presents the maturity distribution of commercial, real estate commercial, and real estate construction loans. These loans represented 51% of total loans at both December 31, 2006 and December 31, 2005. The percentage of these loans maturing within one year was 33% at December 31, 2006, compared to 30% at December 31, 2005. The percentage of these loans maturing beyond five years remained low at 9% at both December 31, 2006 and December 31, 2005. Of those loans with maturities beyond one year, the percentage of loans with variable interest rates was 17% at December 31, 2006, compared to 23% at December 31, 2005. The decrease in variable interest rate loans with maturities greater than one year was due to both a strong customer preference to secure fixed interest rate financing in a rising interest rate environment and equally strong competitive conditions.

Real estate commercial loans are generally written as balloon-type mortgages at fixed interest rates for balloon time periods ranging from three to ten years. As of December 31, 2006, the Corporation held $129 million in commercial, real estate commercial and real estate construction-commercial loans that had maturities extending beyond five years, with the majority of these loans having fixed interest rates.

Real estate residential loans increased $50.1 million, or 6.4%, during 2006 to $835.3 million. The 2006 branch transaction added $24 million in real estate residential loans, after a portion of the loans acquired were sold in December 2006. The internal growth of real estate residential loans was low as the housing market across much of the state of Michigan was weak throughout the year. Real estate residential loans increased $27.8 million, or 3.7%, during 2005 to $785.2 million. The increase in real estate residential loans during 2005 was primarily attributable to growth in the adjustable interest rate loan type, that includes a fixed interest rate period for one, three, five or seven years. Market interest rates of this type loan decreased during 2005 making these loans more attractive to customers. The Corporation generally keeps adjustable interest rate loans in its loan portfolio, rather than selling them in the secondary mortgage market. At December 31, 2006, 2005 and 2004, real estate residential loans as a percentage of total loans were 29.8%, 29.0% and 29.4%, respectively.

The Corporation’s real estate residential loans primarily consist of one- to four-family residential loans with original terms of less than fifteen years. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance.

MANAGEMENT’S DISCUSSION AND ANALYSIS

TABLE 4. COMPARISON OF LOAN MATURITIES AND INTEREST SENSITIVITY (Dollars in thousands)

	December 31, 2006				December 31, 2005
	Due In				Due In

	1 Year	1 to 5	Over 5		1 Year	1 to 5	Over 5
	or Less	Years	Years	Total	or Less	Years	Years	Total

Loan Maturities:
Commercial	$278,006	$223,968	$43,617	$545,591	$252,682	$224,191	$40,979	$517,852
Real estate commercial	120,694	560,677	45,183	726,554	94,465	578,713	31,506	704,684
Real estate construction	67,177	38,171	40,585	145,933	68,213	41,923	48,240	158,376

Total	$465,877	$822,816	$129,385	$1,418,078	$415,360	$844,827	$120,725	$1,380,912

Percent of Total	33%	58%	9%	100%	30%	61%	9%	100%

	December 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent

Interest Sensitivity:
Above loans maturing after one year which have:
Fixed interest rates	$791,222	83%	$745,496	77%
Variable interest rates	160,979	17	220,056	23

Total	$952,201	100%	$965,552	100%

The Corporation’s general practice is to sell residential real estate loan originations with maturities of fifteen years and longer in the secondary market. The Corporation sold $118 million of long-term fixed rate real estate residential loans during 2006 in the secondary market, excluding $14 million of loans sold that were acquired in the 2006 branch transaction, compared to the sale of $111 million of real estate residential loans during 2005.

At December 31, 2006, the Corporation was servicing $552 million of real estate residential loans that had been originated by the Corporation in its market areas and subsequently sold in the secondary mortgage market. At December 31, 2005, the Corporation serviced for others approximately $544 million of real estate residential loans. The loans sold from the 2006 branch transaction were sold servicing retained and account for the increase in the Corporation’s servicing portfolio during 2006.

Consumer loans totaled $554.3 million at December 31, 2006, an increase of $13.7 million, or 2.5%, from total consumer loans at December 31, 2005 of $540.6 million. Approximately $7 million of the 2006 increase was attributable to the 2006 branch transaction. Consumer loans increased $3.5 million, or 0.7%, during 2005 from $537.1 million at December 31, 2004. The minimal increases during both 2006 and 2005 were largely attributable to increased competition from captive auto finance companies on new personal vehicle loans and slow economic conditions in the Corporation’s market areas, as evidenced by the unemployment level in Michigan at approximately twice the national average at December 31, 2006. Consumer loans represented 19.7%, 20.0% and 20.8% of total loans outstanding at December 31, 2006, 2005 and 2004, respectively.

Consumer loans generally have shorter terms than mortgage loans but generally involve more credit risk than one- to four-family residential lending because of the type and nature of the collateral. Collateral values, particularly those of automobiles, are negatively impacted by many factors, such as new car promotions, vehicle condition and a slow economy. Consumer lending collections are dependent on the borrowers’ continuing financial stability, and thus are more likely to be affected by adverse personal situations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

NONPERFORMING ASSETS

A five-year history of nonperforming assets is presented in Table 5. Nonperforming assets are comprised of loans accounted for on a nonaccrual basis, accruing loans contractually past due 90 days or more as to interest or principal payments, and other real estate and repossessed assets. There were no restructured loans at December 31, 2006, 2005, 2004, 2003 or 2002.

Nonaccrual loans were $20.2 million at December 31, 2006, compared to $14.6 million at December 31, 2005 and $8.4 million at December 31, 2004. The increase in nonaccrual loans in 2006 was partially attributable to the decline in the Michigan economy and the resultant level of unemployment in the state of Michigan of 7.1%, approximately twice that of the national average. Accordingly, the decline in the economic condition in Michigan has resulted in higher business and consumer delinquencies, bankruptcies and foreclosures. At December 31, 2006, eight commercial, real estate commercial and real estate construction — commercial nonaccrual loans, totaling $10.4 million, comprised 51% of total nonaccrual loans as of that date. Nonaccrual loans as a percentage of total loans were 0.72% at December 31, 2006, 0.54% at December 31, 2005 and 0.32% at December 31, 2004.

Accruing loans past due 90 days or more were $6.7 million at December 31, 2006, $5.1 million at December 31, 2005 and $1.7 million at December 31, 2004. The Corporation experienced an improvement in real estate residential past due loans 90 days or more of $0.5 million during 2006, although this reduction was offset by increases in past due loans greater than 90 days in commercial loan types of $1.3 million and consumer loans of $0.8 million.

Total nonperforming loans were $26.9 million, or 0.96% of total loans, at December 31, 2006, compared to $19.7 million, or 0.73% of total loans, at December 31, 2005. As previously discussed, the level and composition of nonperforming loans were affected by economic conditions in the state of Michigan and in the Corporation’s local markets.

Other real estate and repossessed assets totaled $8.9 million at December 31, 2006, and consisted of commercial real estate of $6.0 million, residential real estate of $2.6 million and other repossessions, mostly automobiles, boats and recreational vehicles, of $0.3 million. Other real estate and repossessed assets totaled $6.8 million at December 31, 2005, and consisted of commercial real estate of $3.8 million, residential real estate of $2.6 million and other repossessions, mostly automobiles, boats and recreational vehicles, of $0.4 million. The increase in other real estate during 2006 was primarily attributable to the foreclosure on a twelve-unit residential condominium project in Bay City, Michigan. Based on current economic conditions, the Corporation anticipates a two-year time frame to fully liquidate this property.

The Corporation considers a loan as impaired when management determines it is probable that all of the principal and interest due under the contractual terms of the loan will not be collected. The Corporation measures impairment on commercial, real estate commercial and real estate construction-commercial loans. In most instances, the impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate.

Impaired loans were $19.8 million as of December 31, 2006, $9.8 million as of December 31, 2005 and $4.6 million as of December 31, 2004. All nonaccrual commercial, real estate commercial and real estate construction — commercial loans, which totaled $16.4 million at December 31, 2006, met the definition of an impaired loan. The Corporation also identified loans in each of these loan types totaling $3.4 million that were in an accrual status as of December 31, 2006 that met the definition of an impaired loan. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, it was determined that the total of impaired loans requiring an allowance for loan losses was $3.8 million at December 31, 2006, $5.1 million at December 31, 2005 and $0.8 million at December 31, 2004. The allowance for loan losses on impaired loans was $0.9 million at December 31, 2006, $1.3 million at December 31, 2005 and $0.4 million at December 31, 2004. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation, therefore the eventual outcome may differ from the estimates used on these loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS

TABLE 5. NONPERFORMING ASSETS

	December 31,
	2006	2005	2004	2003	2002

	(Dollars in thousands)

Nonaccrual loans:
Commercial	$10,245	$3,133	$3,245	$3,902	$1,460
Real estate commercial	4,394	2,950	1,343	1,550	887
Real estate construction-commercial	1,728	3,741	—	—	—
Real estate residential	2,887	3,853	3,133	694	1,739
Consumer	985	884	676	545	773

Total nonaccrual loans	20,239	14,561	8,397	6,691	4,859
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	1,693	825	106	777	231
Real estate commercial	2,232	2,002	—	924	318
Real estate construction-commercial	174	—	—	—	—
Real estate residential	1,158	1,717	1,023	2,371	1,388
Consumer	1,414	592	524	584	485

Total accruing loans contractually past due 90 days or more as to interest or principal payments	6,671	5,136	1,653	4,656	2,422

Total nonperforming loans	26,910	19,697	10,050	11,347	7,281
Other real estate and repossessed assets	8,852	6,801	6,799	6,002	4,298

Total nonperforming assets	$35,762	$26,498	$16,849	$17,349	$11,579

Nonperforming loans as a percent of total loans	0.96%	0.73%	0.39%	0.46%	0.36%
Nonperforming assets as a percent of total assets	0.94%	0.71%	0.45%	0.47%	0.32%

*	Interest income totaling $669,000 was recorded in 2006 on loans in nonaccrual status at December 31, 2006. Additional interest income of $1.1 million would have been recorded during 2006 on these loans had they been current in accordance with their original terms.

MANAGEMENT’S DISCUSSION AND ANALYSIS

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses (provision) is the amount added to the allowance for loan losses (allowance) to absorb inherent loan losses (charge-offs) in the loan portfolio. A summary of the activity in the allowance for years 2006 back through 2002 is included in Table 3. Management quarterly evaluates the allowance to ensure the level is adequate to absorb losses inherent in the loan portfolio. This evaluation is based on a continuous review of the loan portfolio, both individually and by category, and includes consideration of changes in the mix and volume of the loan portfolio, actual loan loss experience and loan loss trends, the financial condition of the borrowers, industry and geographical exposures within the portfolio, economic conditions and employment levels of the Corporation’s local markets, and special factors affecting business sectors. A formal evaluation of the allowance is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance. The Corporation’s loan review function is independent of the loan origination function and reviews this evaluation. The Corporation’s loan review function was performed by a combination of internal staff and third-party consulting firms during 2006 and 2005. Prior to 2005, the loan review function was performed solely by internal staff. Loan review performs a detailed credit quality review at least annually on large commercial, real estate commercial and real estate construction-commercial loans, particularly focusing on loans that have deteriorated below certain levels of credit risk.

The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the remainder of the loan portfolio but that have not been specifically identified. The allowance for loan losses is comprised of specific allowances (assessed for loans that have known credit weaknesses), allowances based on assigned risk ratings, general allowances on the remainder of the loan portfolio based primarily on historical loan loss experience, and an unallocated allowance for the imprecision in the subjective nature of the specific and general allowance methodology. Factors contributing to the determination of specific allocations include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. The Corporation establishes the allowance allocations by the application of projected loss percentages to adversely-graded commercial, real estate commercial and real estate construction-commercial loans by grade categories. General allowances are allocated to all other loans by loan category, based on a defined methodology, that focuses on loan loss experience and trends. Allocations to loan categories are developed based on historical loss and past due trends, management’s judgment concerning those trends and other relevant factors, including delinquency, default, and loss rates, as well as general economic conditions. Some loans will not be repaid in full. Therefore, an allowance for loan losses is maintained at a level that represents management’s best estimate of inherent losses within the loan portfolio.

In determining the allowance and the related provision for loan losses, the Corporation considers four principal elements: (i) specific allocations based upon probable losses identified during the review of impaired commercial, real estate commercial and real estate construction-commercial loan portfolios, (ii) allocations established for adversely-rated commercial, real estate commercial and real estate construction-commercial loans, (iii) allocations on all other loans based principally on historical loan loss experience, and (iv) an unallocated allowance based on the imprecision in the overall allowance methodology.

The first element reflects the Corporation’s estimate of probable losses based upon the systematic review of impaired commercial, real estate commercial and real estate construction-commercial adversely-graded loans. These estimates are based upon a number of objective factors, such as payment history, financial condition of the borrower, and discounted collateral exposure. The Corporation measures the investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral, or the present value of expected future cash flows discounted at the loan’s effective interest rate.

The second element reflects the application of the Corporation’s loan grading system. This grading system is similar to those employed by state and federal banking regulators. Commercial, real estate commercial and real estate construction-commercial loans that are risk rated below a certain predetermined risk grade are assigned a loss allocation factor that is based upon a historical analysis of losses incurred within the specific risk grade category. The lower the grade assigned to a loan or category, the greater the allocation percentage that is generally applied.

The third element is determined by assigning allocations based principally upon the three-year average of loss experience for each type of loan. Average losses may be adjusted based on current loan loss and delinquency trends and for the projected impact of loans acquired in branch and bank acquisitions. Loan loss analyses are conducted at least annually.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The fourth element is based on factors that cannot be associated with a specific credit or loan category and reflects an attempt to ensure that the overall allowance for loan losses appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected loan losses. Management maintains an unallocated allowance to recognize the uncertainty and imprecision underlying the process of estimating projected loan losses. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocation methodology discussed above, involves the exercise of judgment. The unallocated allowance associated with the imprecision in the risk rating system is based on a historical evaluation of the accuracy of the risk ratings associated with loans. This unallocated portion of the allowance is judgmentally determined and generally serves to compensate for the uncertainty in estimating losses, particularly in times of changing economic conditions, and also considers the possibility of improper risk ratings. The unallocated allowance considers the lagging impact of historical charge-off ratios in periods where future loan charge-offs are expected to increase, trends in delinquencies and nonaccrual loans, the changing portfolio mix in terms of collateral, average loan balance, loan growth, the degree of seasoning in the various loan portfolios, and loans recently acquired through acquisitions.

The underlying credit quality of the Corporation’s real estate residential and consumer loan portfolios is dependent primarily on each borrower’s ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the value of the collateral, if any, securing the loan. A borrower’s ability to pay typically is dependent primarily on employment and other sources of income, which in turn is impacted by general economic conditions, although other factors may also impact a borrower’s ability to pay.

The provision for loan losses was $5.20 million in 2006, $4.29 million in 2005, and $3.82 million in 2004. The Corporation experienced net loan charge-offs of $5.65 million in 2006, $4.30 million in 2005 and $2.83 million in 2004. Net loan charge-offs as a percentage of average loans were 0.20% in 2006, 0.16% in 2005 and 0.11% in 2004. The increase in net loan charge-offs in 2006 occurred in the commercial loan types. The three largest commercial loan charge-offs were real estate based loans and totaled $2.1 million. These three loan charge-offs represented 51% of total gross commercial loan type charge-offs in 2006. The Corporation’s allowance was $34.1 million at December 31, 2006 and represented 1.21% of total loans, compared to $34.1 million and 1.26% of total loans at December 31, 2005. During 2006, the Corporation acquired an allowance of $0.4 million in the 2006 branch transaction.

The Corporation’s provision for loan losses was approximately $0.9 million higher in 2006 than in 2005. This increase was primarily attributable to the increase in net loan charge-offs in 2006, as compared to 2005. The calculation of the provision for loan losses is based upon the results of the Corporation’s analysis of its loan portfolio, net loan charge-offs and allowance for loan loss methodology. The Corporation’s provision for loan losses in 2006 was lower than net loan charge-offs primarily due to a $0.4 million decrease in the specific allocation of the allowance on impaired loans. The Corporation’s total specific allowance on impaired loans decreased to $0.9 million at December 31, 2006 from $1.3 million at December 31, 2005.

Impaired loans were $19.8 million as of December 31, 2006, $9.8 million as of December 31, 2005 and $4.6 million as of December 31, 2004. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, it was determined that the total of impaired loans requiring an allocation of the allowance for loan losses was $3.8 million at December 31, 2006, $5.1 million at December 31, 2005 and $0.8 million at December 31, 2004. The allowance for loan losses allocated to impaired loans was as follows: $0.9 million at December 31, 2006, $1.3 million at December 31, 2005, and $0.4 million at December 31, 2004. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation, therefore the eventual outcome may differ from the estimates used on these loans.

While the Corporation uses relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.

continued on next page

MANAGEMENT’S DISCUSSION AND ANALYSIS

PROVISION AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allocation of the allowance in Table 6 is based upon ranges of estimates and is not intended to imply either limitations on the usage of the allowance or exactness of the specific amounts. The entire allowance is available to absorb future loan losses without regard to the categories in which the loan losses are classified. The allocation of the allowance is based upon a combination of factors, including historical loss factors, credit-risk grading, past-due experiences, and the trends in these, as well as other factors, as discussed above.

TABLE 6. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
	2006		2005		2004		2003		2002

		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
Loan Type	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)

Commercial	$8,896	19.4%	$9,011	19.1%	$8,752	18.1%	$8,814	16.4%	$9,065	15.8%
Real estate commercial	11,375	25.9	11,613	26.0	11,914	27.0	9,997	25.3	6,167	23.2
Real estate construction	1,761	5.2	1,816	5.8	1,382	4.7	1,874	5.6	1,097	5.2
Real estate residential	3,641	29.8	3,576	29.1	4,023	29.4	4,006	30.9	3,563	31.2
Consumer	6,835	19.7	6,744	20.0	6,659	20.8	7,799	21.8	7,930	24.6
Unallocated	1,590	—	1,388	—	1,436	—	689	—	2,850	—

Total	$34,098	100.0%	$34,148	100.0%	$34,166	100.0%	$33,179	100.0%	$30,672	100.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS

NONINTEREST INCOME

Noninterest income totaled $40.1 million in 2006, $39.2 million in 2005 and $39.3 million in 2004. Noninterest income increased $0.9 million, or 2.4%, in 2006 and declined $0.1 million, or 0.3%, in 2005 compared to the prior year. Noninterest income as a percentage of net revenue (net interest income plus noninterest income) was 23.3% in 2006, 21.7% in 2005 and 21.0% in 2004.

The following schedule includes the major components of noninterest income during the past three years.

TABLE 7. NONINTEREST INCOME

	Years Ended December 31,
	2006	2005	2004

	(In thousands)

Service charges on deposit accounts	$20,993	$20,371	$19,301
Trust and investment services	7,906	7,909	7,396
Other fees for customer services	3,068	2,363	2,121
ATM and network user fees	2,707	2,726	2,541
Investment fees	2,472	1,877	598
Insurance commissions	778	917	1,335
Mortgage banking	1,742	1,663	3,328
Gains on sale of acquired loans	1,053	—	—
Investment securities net gains (losses)	(1,330)	541	1,367
Other	758	853	1,342

Total Noninterest Income	$40,147	$39,220	$39,329

Service charges on deposit accounts were $21.0 million in 2006, $20.4 million in 2005 and $19.3 million in 2004. The increases of $0.6 million, or 3.1%, in 2006 and $1.1 million, or 5.5%, in 2005 were primarily attributable to increases in fees assessed and a higher level of customer activity in areas where fees and service charges are applicable.

Trust and investment services revenue (trust services revenue) was $7.9 million in 2006, $7.9 million in 2005 and $7.4 million in 2004. Trust services revenue in 2006 was virtually unchanged from trust services revenue in the prior year, as discretionary assets under management were approximately the same during 2006 and 2005. While positive investment returns in the equity markets produced additional trust services revenue in 2006, it was offset by the effect of modest changes in the composition of assets under management. Trust services revenue increased $0.5 million, or 6.9%, in 2005 compared to 2004. The increase in 2005 was due primarily to increases in discretionary assets coupled with investment returns in the equity markets.

Other fees for customer services were $3.1 million in 2006, $2.4 million in 2005 and $2.1 million in 2004. The 2006 increase of $0.7 million, or 29.8%, was primarily attributable to $0.6 million of float income earned on the sale of bank money orders to customers that was recognized in noninterest income in 2006, compared to being recognized in interest income in 2005, as a result of the transfer of the bank money order proceeds to a third party vendor. The 2005 increase of $0.2 million, or 11.4%, was due to increases in both fees assessed and volume generated.

ATM and network user fees were $2.7 million in 2006, $2.7 million in 2005 and $2.5 million in 2004. ATM and network user fees in 2006 were virtually unchanged from the prior year, while they increased $0.2 million, or 7.3%, in 2005 compared to 2004. Management believes that the expansion of ATMs by non-banking institutions was the primary reason for the lack of growth of this revenue in 2006.

Investment fees of $2.5 million in 2006 were up $0.6 million, or 32%, compared to investment fees of $1.9 million in 2005. Investment fees in 2005 increased $1.3 million, or 214% compared to investment fees of $0.6 million in 2004. The increase in investment fees in 2006 was a result of a broader mix of products and services being offered to customers through the “CFC Investment Center” program. The significant increase in 2005 was primarily attributable to a change in the operation of the Corporation’s “CFC Investment Center” program on January 1, 2005. Prior to January 1, 2005, the sales of mutual fund and annuity investment products and life insurance products were accomplished through a third party vendor relationship, an independent, registered broker/dealer. The Corporation incurred minimal operating expenses with this program through December 31, 2004, as the individuals responsible for the sales of mutual fund and annuity investment products were employees of the third party vendor. Effective January 1, 2005, the Corporation brought the program in-house and the continued on next page

MANAGEMENT’S DISCUSSION AND ANALYSIS

NONINTEREST INCOME (CONTINUED)

employees of the third party vendor associated with the “CFC Investment Center” program became employees of the Corporation. The Corporation continued to utilize the same third party vendor to facilitate the operation of the “CFC Investment Center” program in 2006 and 2005 as in 2004. Accordingly, both investment fees earned and operating expenses incurred increased as of January 1, 2005.

Insurance commissions were $0.8 million in 2006, $0.9 million in 2005 and $1.3 million in 2004. The decrease in 2005, as compared to 2004, was primarily attributable to lower title insurance commissions, which occurred as a direct result of lower real estate residential loan activity and the sale of the Corporation’s property and casualty insurance business in 2004.

Mortgage banking revenue (MBR) was $1.74 million in 2006, $1.66 million in 2005 and $3.33 million in 2004. During 2006, the Corporation sold $118 million of real estate residential loans in the secondary market, compared to $111 million in 2005 and $153 million in 2004. During 2006, generally all fifteen-year and longer term mortgages were sold in the secondary market. Based on similar market conditions and amount of loans sold, MBR for 2006 compared to 2005 was relatively unchanged. Real estate residential loan activity, both refinancing and new loan originations, declined in 2005 compared to 2004 as a result of higher market interest rates and slower economic conditions. The Corporation generally sells the majority of its long-term fixed interest rate real estate residential loan originations in the secondary market as a part of its interest rate risk management strategy. The reduction in real estate residential loans sold in the secondary market in 2005 was partially attributable to the Corporation’s success in marketing balloon and adjustable interest rate type loans which are held in the Corporation’s loan portfolio. Consequently, MBR of $1.66 million in 2005 was $1.67 million or 50% less than MBR earned in 2004.

During the fourth quarter of 2006, the Corporation recognized a $1.1 million gain on the sale of $14 million in long-term fixed interest rate real estate residential mortgage loans that were acquired in the 2006 branch transaction. There was no such sale of loans from acquisitions in 2005 or 2004.

The Corporation recognized losses on the sale of investment securities of $1.3 million during 2006, net gains of $0.5 million in 2005 and net gains of $1.4 million in 2004. During the fourth quarter of 2006, the Corporation sold $68 million of U.S. Treasury and government sponsored agency investment securities scheduled to mature in 2007 and 2008 that had an average yield of 3.12%, and realized a $1.3 million loss. The Corporation had a significant volume of investment securities maturing in 2007 and management deemed it prudent to sell and reinvest a portion of these securities during 2006 as part of its interest rate risk management program. The proceeds from the sale were reinvested in U.S. Treasury and government sponsored agency investment securities with an average life of 3 years and an average yield of 4.81%. In 2005, the Corporation extended the average life of the investment securities portfolio and funded loan growth by selling $109 million of short-term investment securities for a net gain of $0.5 million. In 2004, the Corporation extended the average life of the investment securities portfolio by selling $106 million of short-term investment securities and reinvesting in longer-term securities resulting in a $1.4 million net gain.

Noninterest income, excluding investment securities net gains and losses and the gain on the sale of loans in 2006, was $40.4 million in 2006, $38.7 million in 2005 and $38.0 million in 2004. Noninterest income, excluding investment securities net gains and losses and the gain on the sale of loans in 2006, increased $1.7 million, or 4.5%, in 2006 and increased $0.7 million, or 1.9%, in 2005. The increase in 2006, compared to 2005, was primarily attributable to increases in service charges on deposit accounts, other fees for customer services and investment fees. The increase in 2005, compared to 2004, was primarily attributable to higher service charges on deposit accounts, investment fees and trust services revenue that was partially offset by lower mortgage banking revenue and insurance commissions.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OPERATING EXPENSES

Total operating expenses were $97.9 million in 2006 and $98.5 million in 2005 and 2004.

The following schedule includes the major categories of operating expenses during the past three years.

TABLE 8. OPERATING EXPENSES

	Years Ended December 31,
	2006	2005	2004

	(Dollars in thousands)

Salaries and wages	$44,959	$44,304	$44,763
Employee benefits	11,053	12,462	12,734
Occupancy	9,534	9,421	9,165
Equipment	9,168	8,867	8,955
Postage and courier	2,599	2,559	3,123
Supplies	1,335	1,145	1,082
Professional fees	3,062	3,736	2,841
Outside processing/service fees	1,815	1,347	1,000
Michigan single business tax	1,391	2,012	1,645
Advertising and marketing	1,645	1,720	1,659
Intangible asset amortization	2,087	2,152	2,273
Telephone	1,868	1,696	1,797
Loan and collection	2,482	1,359	1,064
Other	4,876	5,683	6,368

Total Operating Expenses	$97,874	$98,463	$98,469

Full-time equivalent staff (at December 31)	1,478	1,434	1,506
Efficiency ratio	56.1%	54.2%	52.6%

Operating expenses were $97.9 million in 2006, a decline of $0.6 million, or 0.6%, compared to 2005. The decline in 2006 was primarily due to decreases in employee benefits, professional fees and Michigan single business tax that were partially offset by increases in salaries and wages, equipment expense, outside processing/service fees and loan and collection costs. Operating expenses in 2005 were virtually unchanged from operating expenses in 2004. Operating expenses in 2005 remained stable as increases in occupancy, professional fees, outside processing/service fees and Michigan single business tax were offset by decreases in salaries and wages, employee benefits, postage and courier and other expenses.

Total operating expenses as a percentage of total average assets were 2.60% in 2006, 2.60% in 2005 and 2.55% in 2004.

Salaries, wages and employee benefits remain the largest components of operating expenses. These expenses totaled $56.0 million in 2006, $56.8 million in 2005 and $57.5 million in 2004. Salaries and wages increased by only $0.7 million, or 1.5%, in 2006 as salary increases and additional salaries attributable to the 2006 branch transaction were largely offset by staff reductions resulting from the Corporation’s internal consolidation and the closure of eight under-performing branch banking offices during the year. Employee benefits declined $1.4 million, or 11.3%, in 2006. The decline was primarily due to lower pension expense and group health insurance costs. Pension expense in 2006 declined $1.2 million, or 32.5%, compared to 2005, due primarily to the partial freeze of the defined benefit pension plan and the transition to a defined contribution plan for two-thirds of the employees on June 30, 2006. Group health insurance costs declined $0.5 million, or 11.4%, in 2006 due to lower employee healthcare claims experience. Salaries and wages declined by $0.5 million, or 1.0%, in 2005 while the Corporation’s number of employees, on a full-time equivalent basis, decreased 72 employees, or 5%, during 2005. A major portion of this decrease occurred late in 2005 as the Corporation began to implement its internal bank charter consolidation. Incentive compensation expense, included in this component of operating expenses, was $1.3 million lower in 2005 than in 2004. Conversely, compensation costs of the Corporation’s “CFC Investment Center” program recorded in salaries and wages totaled $0.9 million in 2005, compared to no similar costs in 2004. Prior to January 1, 2005, the “CFC Investment Center” program was outsourced through a third party vendor that provided the Corporation with investment fees, without any corresponding operating costs. The Corporation incurred $1.2 million in total operating costs in 2005 related to the “CFC Investment Center” program and the change in this program accounts for the increase in the Corporation’s employees during 2005. Personnel expenses as a percentage of total operating expenses were 57.2% in 2006, 57.7% in 2005 and 58.4% in 2004.

continued on next page

MANAGEMENT’S DISCUSSION AND ANALYSIS

OPERATING EXPENSES (CONTINUED)

In anticipation of the adoption of the modified prospective method of SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)), the board of directors of the Corporation in December 2005 accelerated the vesting of certain unvested “out-of-the-money” nonqualified stock options previously awarded to employees, including executive officers, under the Corporation’s stock incentive compensation plan. As a result of this action, stock options that otherwise would have vested in years 2006-2009 became fully vested on December 31, 2005. Options to purchase 167,527 shares of the Corporation’s common stock, or 90% of outstanding unvested options, were accelerated. The weighted average exercise price of the options subject to acceleration was $39.23 per share. The purpose of the acceleration was to enable the Corporation to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of income upon adoption of SFAS 123(R) in January 2006. The Corporation also believes that because the options that were accelerated had exercise prices in excess of the then-current market value of the Corporation’s common stock, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention. The acceleration of the vesting of these options reduced non-cash compensation expense in years 2006, 2007, 2008 and 2009, in the amounts of $0.61 million, $0.37 million, $0.22 million and $0.09 million, respectively, following the adoption of SFAS 123(R) on January 1, 2006. In addition, the board of directors granted options to purchase 177,450 shares in December 2005 that became immediately vested. Based on an estimated value calculation using the Black-Scholes methodology, these options had a grant date fair value of $1.66 million. As the 177,450 options granted in December 2005 were vested as of December 31, 2005, the Corporation will not recognize future non-cash compensation expense in conjunction with these options. The Corporation recognized total non-cash compensation expense in 2006, on unvested options that vested in 2006, in accordance with the compensation provisions of SFAS 123(R), of approximately $0.01 million.

Occupancy expense of $9.5 million in 2006 increased $0.1 million, or 1.2%, during 2006 and included $0.1 million of internal consolidation costs, primarily related to the closure of eight under-performing branches. Occupancy expense in 2006 remained flat in relation to 2005, due primarily to the reduction in operating costs associated with the closure of the eight branch offices. Occupancy expense increased $0.3 million, or 2.8%, in 2005, due to inflationary increases in several occupancy expense categories.

Equipment expense of $9.2 million in 2006 increased $0.3 million, or 3.4%, in 2006, due to higher third-party software maintenance expense being partially offset by lower depreciation expense. Equipment expense declined $0.1 million, or 1.0%, in 2005, due to lower depreciation and software maintenance expenses. Depreciation expense on equipment was $3.5 million, $3.8 million and $4.0 million in 2006, 2005 and 2004, respectively.

Professional fees of $3.1 million in 2006 were $0.7 million, or 18.0%, lower than in 2005. In 2005, professional fees were $0.9 million, or 31.5%, higher than in 2004. The decrease in professional fees in 2006 was mostly attributable to the impact of the change in independent auditors between 2005 and 2006, with a portion of the reduction attributable to lower fees and a portion related to the timing of the services provided between the two years. Accordingly, professional fees are expected to be modestly higher in 2007, as the timing of the services provided in 2006 and 2007 are expected to be similar. The increase in professional fees in 2005 was primarily attributable to increases in internal and external audit fees related to compliance with the Sarbanes-Oxley Act of 2002 and consulting fees related to the analysis of the branch delivery system during 2005.

Outside processing/service fees were $1.8 million in 2006, $1.3 million in 2005 and $1.0 million in 2004. The $0.5 million, or 35%, increase in 2006 compared to 2005 was primarily attributable to conversion to a new and enhanced internet banking software platform which increased operating costs during 2006. The $0.35 million, or 35%, increase in 2005 compared to 2004 was largely attributable to increased data processing costs.

Michigan single business tax was $1.4 million in 2006, $2.0 million in 2005 and $1.6 million in 2004. The Michigan single business tax is not an income tax and therefore deferred tax assets and liabilities are not recorded related to this tax, which can result in moderate fluctuations in expense between years. The decline in 2006 was primarily attributable to a reduction in taxable income and the reversal of $0.4 million in expense related to the reversal of contingent tax reserves no longer required due to the expiration of the statutory audit period. There were no similar tax reserve reversals recorded during 2005 and 2004.

The increase in loan and collection expense reflects higher costs associated with holding and disposing of other real estate and repossessed assets and collection costs associated with these assets.

Other categories of operating expenses include a wide array of expenses, including postage and courier, supplies, advertising and marketing expenses, intangible asset amortization, telephone costs and other expenses. In total, these other categories of

MANAGEMENT’S DISCUSSION AND ANALYSIS

operating expenses totaled $14.4 million in 2006, $14.9 million in 2005 and $16.3 million in 2004. The decrease in the other categories of operating expenses in 2006, as compared to 2005, of $0.5 million, or 3.6%, was primarily attributable to the settlement of a lawsuit in the fourth quarter of 2006 that was assumed in the acquisition of Bank West Financial Corporation in 2001, at $0.4 million less than the amount recorded as a contingent liability at the time of the acquisition. In 2005, the $1.4 million, or 8.6%, decrease in other operating expense categories, as compared to 2004, was primarily attributable to decreases in postage and other expenses. The postage expense reduction in 2005 of $0.6 million, as compared to 2004, was mainly attributable to the Corporation offering customers check safe-keeping services on certain checking accounts whereby cancelled checks are no longer returned with customers’ monthly statements. A portion of the decrease in postage expense was also attributable to the Corporation’s ability to process image-type customer transaction account statements.

The Corporation’s efficiency ratio, which measures total operating expenses divided by the sum of net interest income (fully taxable equivalent) and noninterest income was 56.1% in 2006, 54.2% in 2005 and 52.6% in 2004. The increases in 2006 and 2005 were primarily attributable to lower net interest income.

INCOME TAXES

The Corporation’s effective federal income tax rate was 32.4% in 2006, 32.5% in 2005 and 33.1% in 2004. In 2006 and 2005, the Corporation’s provision for federal income taxes was reduced primarily as a result of the reassessment of uncertain tax positions. The amount of the reduction in the provision for federal income taxes resulting from the reassessment of uncertain tax positions was $0.2 million in 2006 and $0.9 million in 2005. The fluctuations in the Corporation’s effective federal income tax rate also reflect changes each year in the proportion of interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits.

Tax-exempt income (FTE), net of related nondeductible interest expense, totaled $5.6 million for 2006, $4.9 million for 2005 and $4.6 million for 2004. Tax-exempt income (FTE) as a percentage of total interest income (FTE) was 2.5% in 2006, 2.4% in 2005 and 2.4% in 2004.

Income before income taxes (FTE) was $71.4 million in 2006, $79.9 million in 2005 and $86.2 million in 2004.

LIQUIDITY RISK

The Corporation manages its liquidity to ensure that it has the ability to meet the cash withdrawal needs of its depositors, provide funds for borrowers and at the same time ensure that the Corporation’s own cash requirements are met. The Corporation accomplishes these goals through the management of liquidity at two levels — the parent company and the subsidiary bank.

During the three-year period ended December 31, 2006, the parent company’s primary source of funds was subsidiary dividends. The parent company manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements.

Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. Such restrictions have not had, and are not expected to have, any material effect on the Corporation’s ability to meet its cash obligations or impede its ability to manage its liquidity needs. As of December 31, 2006, the Corporation’s sole subsidiary bank, Chemical Bank, could pay dividends totaling $45.9 million to the parent company without obtaining prior regulatory approval. In addition to these funds, the parent company had $9.6 million in cash and cash equivalents at December 31, 2006.

Chemical Bank manages liquidity to ensure adequate funds are available to meet the cash flow needs of depositors and borrowers. Chemical Bank’s most readily available sources of liquidity are federal funds sold, interest-bearing deposits with unaffiliated banks, investment securities classified as available for sale and investment securities classified as held to maturity maturing within one year. These sources of liquidity are supplemented by new deposits, loan payments received from customers and Federal Home Loan Bank advances. At December 31, 2006, Chemical Bank had $49.5 million in federal funds sold, $5.7 million of interest-bearing deposits with unaffiliated banks, $520.9 million in investment securities available for sale continued on next page

MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY RISK (CONTINUED)

and $26.8 million in other investment securities maturing within one year. These short-term assets totaled $602.9 million and represented 20.8% of total deposits at December 31, 2006.

The Corporation’s investment securities portfolio historically has been short-term in nature. The average life of the investment securities portfolio, which expresses the average number of years that each principal dollar will be outstanding, was 3.4 years as of December 31, 2006, compared to 3.5 years as of December 31, 2005. At December 31, 2006, $153.5 million, or 25.0%, of the Corporation’s investment securities portfolio will mature during 2007, and another $154.7 million or 25.1%, of the investment securities portfolio will mature during 2008. The combination of the 2007 and 2008 scheduled maturities results in 50.1% of the Corporation’s investment securities portfolio maturing within two years, as of December 31, 2006. Information about the Corporation’s investment securities portfolio is summarized in Tables 9, 10 and 11.

TABLE 9. MATURITIES AND YIELDS* OF INVESTMENT SECURITIES AT DECEMBER 31, 2006

	Maturity**
			After One		After Five				Total
	Within		but Within		but Within		After		Carrying		Total
	One Year		Five Years		Ten Years		Ten Years		Value		Fair
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value

	(Dollars in thousands)

Available for Sale:
U.S. Treasury	$—	—%	$22,850	4.42%	$—	—%	$—	—%	$22,850	4.42%	$22,850
Government sponsored agencies	68,690	4.09	158,202	4.56	1,473	5.97	—	—	228,365	4.43	228,365
States and political subdivisions	448	7.85	2,534	7.65	5,272	7.56	—	—	8,254	7.60	8,254
Mortgage-backed securities	49,270	4.47	140,631	4.38	30,340	4.94	28,983	5.21	249,224	4.56	249,224
Collateralized mortgage obligations	199	6.47	295	6.90	131	6.91	150	6.73	775	6.76	775
Corporate bonds	8,101	3.98	2,446	3.82	—	—	—	—	10,547	3.94	10,547
Equity securities	—	—	—	—	—	—	852	8.93	852	8.93	852

Total Investment Securities Available for Sale	126,708	4.25	326,958	4.49	37,216	5.36	29,985	5.33	520,867	4.54	520,867

Held to Maturity:
Government sponsored agencies	21,009	3.17	18,722	3.58	—	—	—	—	39,731	3.37	39,068
States and political subdivisions	5,656	6.24	16,570	6.25	19,807	6.38	11,963	6.47	53,996	6.34	54,229
Mortgage-backed securities	171	7.69	331	7.60	173	7.26	162	6.57	837	7.35	875

Total Investment Securities Held to Maturity	26,836	3.85	35,623	4.86	19,980	6.38	12,125	6.47	94,564	5.10	94,172

Total Investment Securities	$153,544	4.18%	$362,581	4.53%	$57,196	5.72%	$42,110	5.66%	$615,431	4.63%	$615,039

*	Yields are weighted by amount and time to contractual maturity, are on a taxable equivalent basis using a 35% federal income tax rate and are based on amortized cost.

**	Mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal maturity. Equity securities have no stated maturity. All others are based on final contractual maturity.

MANAGEMENT’S DISCUSSION AND ANALYSIS

TABLE 10. SUMMARY OF INVESTMENT SECURITIES

	December 31,
	2006	2005	2004

	(In thousands)

Available for Sale:
U.S. Treasury	$22,850	$43,755	$100,291
Government sponsored agencies	228,365	220,080	248,728
States and political subdivisions	8,254	9,370	13,533
Mortgage-backed securities	249,224	297,811	282,437
Collateralized mortgage obligations	775	1,079	1,459
Corporate bonds	10,547	21,544	48,746
Equity securities	852	852	1,577

Total Investment Securities Available for Sale	520,867	594,491	696,771

Held to Maturity:
Government sponsored agencies	39,731	79,327	141,622
States and political subdivisions	53,996	47,438	31,221
Mortgage-backed securities	837	1,041	1,419
Other debt securities	—	—	2,255

Total Investment Securities Held to Maturity	94,564	127,806	176,517

Total Investment Securities	$615,431	$722,297	$873,288

TABLE 11. MATURITY ANALYSIS OF INVESTMENT SECURITIES (as a % of total portfolio)

	December 31,
	2006	2005	2004

Maturity:
Under 1 year	25.0%	23.8%	28.6%
1-5 years	58.9	60.7	46.8
5-10 years	9.3	7.9	14.8
Over 10 years	6.8	7.6	9.8

Total	100.0%	100.0%	100.0%

continued on next page

MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY RISK (CONTINUED)

Table 12 presents the maturity distribution of time deposits of $100,000 or more at the end of each of the last three years. Time deposits of $100,000 or more and the percentage of these deposits to total deposits have increased during the past two years. These deposits increased $46.0 million during 2006 to $355.7 million at December 31, 2006 and increased $91.5 million during 2005 to $309.7 million at December 31, 2005, due primarily to increases in time deposit interest rates during 2006 and 2005, as compared to the interest rates on interest-bearing transaction and savings deposit accounts. Brokered time deposits of $100,000 or more were $3.25 million and $8.29 million at December 31, 2005 and 2004, respectively. There were no brokered deposits at December 31, 2006. Time deposits of $100,000 or more represented 12.3%, 11.0% and 7.6% of total deposits at December 31, 2006, 2005 and 2004, respectively.

TABLE 12. MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE

	December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)

Maturity:
Within 3 months	$210,717	59%	$141,242	46%	$99,896	46%
After 3 but within 6 months	57,038	16	65,326	21	26,010	12
After 6 but within 12 months	73,997	21	52,388	17	33,656	15
After 12 months	13,929	4	50,741	16	58,670	27

Total	$355,681	100%	$309,697	100%	$218,232	100%

BORROWED FUNDS

Borrowed funds include short-term borrowings and FHLB advances — long-term. Short-term borrowings are comprised of securities sold under agreements to repurchase, reverse repurchase agreements and short-term FHLB advances that have original maturities of one year or less. Securities sold under agreements to repurchase are amounts advanced by customers that are secured by investment securities owned by the Corporation’s subsidiary bank, as they are not covered by FDIC insurance. Reverse repurchase agreements are a means of raising funds in the capital markets by providing specific securities as collateral. During 2005, the Corporation entered into a $10 million reverse repurchase agreement with another financial institution by selling $11 million in U.S. treasury notes under an agreement to repurchase these notes. This reverse repurchase agreement was repaid during 2006. Short-term FHLB advances are borrowings from the FHLB with original maturities of one year or less and are generally used to fund short-term liquidity needs. FHLB advances, both short-term and long-term combined, are secured under a blanket security agreement by real estate residential first lien loans with an aggregate book value equal to at least 145% of the advances. Short-term borrowings are highly interest rate sensitive. Total short-term borrowings were $209.0 million at December 31, 2006, $203.6 million at December 31, 2005 and $101.8 million at December 31, 2004.

Long-term debt, comprised of FHLB advances — long-term, was $145.1 million at December 31, 2006 and $196.8 million at December 31, 2005. FHLB advances — long-term that will mature in 2007 total $15 million. FHLB advances long-term are borrowings that are generally used to fund loans and a portion of the investment securities portfolio. A summary of FHLB advances — long-term outstanding at December 31, 2006 and 2005, is included in Note N to the consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

During January 2004, the Corporation borrowed $150 million from the FHLB in fixed interest rate advances with maturities ranging from November 2004 through May 2006. The weighted average life of the $150 million borrowing was 1.6 years and the weighted average interest cost was 1.85%. The Corporation invested the proceeds from the $150 million FHLB borrowing transaction equally in five- and seven-year balloon type mortgage-backed securities that had a projected average yield of 3.40%, a projected weighted average life of 3.03 years and a projected duration of 2.75 years, at the date of the transaction. The Corporation partially renewed these borrowings as they matured in 2005 and 2006 to approximately match the remaining mortgage-backed securities held. At December 31, 2006, approximately $80 million of FHLB advances outstanding were attributable to this transaction.

FINANCIAL OBLIGATIONS

The Corporation has various financial obligations, including contractual obligations, that may require future cash payments. Table 13 summarizes the Corporation’s obligations and estimated future payments at December 31, 2006. These payments do not include interest. Refer to Notes H, M and N to the consolidated financial statements for a further discussion of these obligations.

TABLE 13. FINANCIAL OBLIGATIONS

	December 31, 2006
	Minimum Payments Due by Period
	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total

	(In thousands)

Deposits with no stated maturity	$1,758,838	$—	$—	$—	$1,758,838
Time deposits	1,022,984	101,987	11,172	3,104	1,139,247
Short-term borrowings	208,969	—	—	—	208,969
Federal Home Loan Bank advances — long-term	15,023	90,049	40,000	—	145,072
Low income housing project	279	471	351	—	1,101
Operating leases and non-cancelable contracts	3,748	3,157	1,313	186	8,404

Total financial obligations	$3,009,841	$195,664	$52,836	$3,290	$3,261,631

The Corporation also has other commitments that may impact liquidity. Table 14 summarizes the Corporation’s commitments and expected expiration dates by period at December 31, 2006. Since many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation. Refer to Note S to the consolidated financial statements for a further discussion of these obligations.

TABLE 14. COMMITMENTS

	December 31, 2006
	Expected Expiration Dates by Period
	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total

	(In thousands)

Unused commitments to extend credit	$237,172	$74,784	$46,178	$43,391	$401,525
Undisbursed loans	165,250	—	—	—	165,250
Standby letters of credit	34,758	5,211	5,254	10	45,233

Total commitments	$437,180	$79,995	$51,432	$43,401	$612,008

MANAGEMENT’S DISCUSSION AND ANALYSIS

MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due primarily to changes in interest rates. Interest rate risk is the Corporation’s primary market risk and results from timing differences in the repricing of assets and liabilities and changes in relationships between rate indices. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of the Corporation’s net interest income is largely dependent upon the effective management of interest rate risk. Interest rate risk arises in the normal course of the Corporation’s business due to differences in the repricing and maturity characteristics of interest rate sensitive assets and liabilities. Sensitivity of earnings to interest rate changes arises when yields on assets change differently from the interest costs on liabilities. Interest rate sensitivity is determined by the amount of interest-earning assets and interest-bearing liabilities repricing within a specific time period and the magnitude by which interest rates change on the various types of interest-earning assets and interest-bearing liabilities. The management of interest rate sensitivity includes monitoring the maturities and repricing opportunities of interest-earning assets and interest-bearing liabilities. Interest rate sensitivity management aims at achieving reasonable stability in both net interest income and the net interest margin through periods of changing interest rates. The Corporation’s goal is to avoid a significant decrease in net interest income and thus an adverse impact on the profitability of the Corporation in periods of changing interest rates. It is necessary to analyze projections of net interest income based upon the repricing characteristics of the Corporation’s interest-earning assets and interest-bearing liabilities and the varying magnitude by which interest rates may change on loans, investment securities, interest-bearing deposit accounts and borrowings. The Corporation’s interest rate sensitivity is managed through policies and risk limits approved by the boards of directors of the Corporation and its subsidiary bank and an Asset and Liability Committee (ALCO). The ALCO, which is comprised of executive management from various areas of the Corporation, including finance, lending, investments and deposit gathering, meets regularly to execute asset and liability management strategies. The ALCO establishes guidelines and monitors the sensitivity of earnings to changes in interest rates. The goal of the ALCO process is to maximize net interest income and the net present value of future cash flows within authorized risk limits.

The Corporation has not used interest rate swaps or other derivative financial instruments in the management of interest rate risk, other than best efforts forward commitments utilized to offset the interest rate risk of interest rate lock commitments provided to customers on unfunded real estate residential mortgage loans intended to be sold in the secondary market. In the normal course of the mortgage loan selling process, the Corporation enters into a best efforts forward loan delivery commitment with an investor. The Corporation’s exposure to market risk on these best efforts forward loan delivery commitments is not significant.

The primary technique utilized by the Corporation to measure its interest rate risk is simulation analysis. Simulation analysis forecasts the effects on the balance sheet structure and net interest income under a variety of scenarios that incorporate changes in interest rates, changes in the shape of the Treasury yield curve, changes in interest rate relationships, changes in the mix of assets and liabilities and loan prepayments.

These forecasts are compared against net interest income projected in a stable interest rate environment. While many assets and liabilities reprice either at maturity or in accordance with their contractual terms, several balance sheet components demonstrate characteristics that require an evaluation to more accurately reflect their repricing behavior. Key assumptions in the simulation analysis include prepayments on loans, probable calls of investment securities, changes in market conditions, loan volumes and loan pricing, deposit sensitivity and customer preferences. These assumptions are inherently uncertain as they are subject to fluctuation and revision in a dynamic environment. As a result, the simulation analysis cannot precisely forecast the impact of rising and falling interest rates on net interest income. Actual results will differ from simulated results due to many factors such as changes in balance sheet components, interest rate changes, changes in market conditions and management strategies.

Management performed various simulation analyses throughout 2006. The Corporation’s interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares various simulation analyses results to the constant interest rate forecast. At December 31, 2006 and 2005, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points over the same time period. These projections were based on the Corporation’s assets and liabilities remaining static over the next twelve months, while factoring in probable calls of U.S. agency securities and prepayments of mortgage-backed securities, real estate residential mortgage loans and certain consumer loans. Mortgage-backed securities and mortgage loan prepayment assumptions were developed from industry averages of prepayment speeds, adjusted for the historical prepayment performance of the Corporation’s own loans. The Corporation’s forecasted net interest income sensitivity is monitored by the ALCO within

MANAGEMENT’S DISCUSSION AND ANALYSIS

established limits as defined in the Corporation’s funds management policy. The Corporation’s policy limits the adverse change of a 200 basis point increase or decrease in short-term interest rates over the succeeding twelve months to no more than five percent of management’s most likely net interest income forecast.

At December 31, 2005, the Corporation’s net interest income simulation process projected that a 100 basis point increase in general market interest rates during 2006 would decrease net interest income approximately 0.5% during the year, assuming no change in the mix or volume of interest-earning assets or liabilities or change in the shape of the interest yield curve. During 2006, while short-term market interest rates gradually increased 100 basis points, the Corporation experienced a 6.8% decrease in net interest income. Net interest income declined more than projected in 2006 due primarily to the following factors: a change in the interest yield curve during the year that produced a slightly inverted position with long-term interest rates slightly below short-term interest rates at December 31, 2006, a lower level of interest-earning assets in 2006 than in 2005, deposit funds migrating from lower cost transaction and savings accounts to higher cost savings and time deposits, a slight decline in lower cost consumer deposits that were replaced with higher cost business and municipal deposits and heightened pricing competition in all loan categories.

Summary information about the interest rate risk measures, as described above, at December 31, 2006 and December 31, 2005 is presented below:

Year-End 2006 Twelve Month Projection
Interest Rate Change Projection (in basis points)	−200	−100	0	+100	+200

Percent change in net interest income vs. constant rates	2.6%	1.4%	—	(1.4)%	(3.1)%

Year-End 2005 Twelve Month Projection
Interest Rate Change Projection (in basis points)	−200	−100	0	+100	+200

Percent change in net interest income vs. constant rates	0.5%	0.5%	—	(0.5)%	(1.1)%

At the end of 2006, the Corporation’s interest rate risk position was liability sensitive, meaning net interest income is expected to increase as interest rates fall and decrease as interest rates rise, other factors being unchanged.

CAPITAL

Capital provides the foundation for future growth and expansion. Total shareholders’ equity was $507.9 million at December 31, 2006, an increase of $6.8 million, or 1.4%, from total shareholders’ equity at December 31, 2005. The increase in 2006 was derived primarily from earnings retention (net income less cash dividends paid) of $19.4 million. A summary of the other changes in shareholders’ equity follows. During 2006, the Corporation issued new shares of stock which increased shareholders’ equity $1.6 million and experienced a reduction in unrealized losses on securities available for sale, net of taxes, of $2.6 million. During the fourth quarter of 2006, the Corporation adopted a new accounting principle, SAB 108. The effect of the adoption of SAB 108 was an increase in shareholders’ equity of $4.6 million as of January 1, 2006. The adoption of SAB 108 is explained in Note B to the consolidated financial statements. These increases in shareholders’ equity were partially offset by the following decreases in shareholders’ equity. During 2006, shareholders’ equity decreased $9.3 million due to the repurchase of 318,558 shares of the Corporation’s common stock at an average price of $29.33 per share. During December 2006, the board of directors of the Corporation declared its first quarter 2007 cash dividend of $0.285 per share that is payable to shareholders in March 2007. This dividend was recorded during the fourth quarter of 2006 in the amount of $7.1 million. In addition, during the fourth quarter of 2006, the Corporation adopted a second new accounting principle, SFAS 158. The effect of the adoption of SFAS 158 was to record a reduction in shareholders’ equity of $5.0 million as of December 31, 2006. The adoption of SFAS 158 is explained in Notes B and L to the consolidated financial statements.

The ratio of shareholders’ equity to total assets was 13.4% at December 31, 2006, compared to 13.4% at December 31, 2005 and 12.9% at December 31, 2004. The Corporation’s tangible equity to assets ratio was 11.6%, 11.7% and 11.1% at December 31, 2006, 2005 and 2004, respectively.

Under the regulatory “risk-based” capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Corporation’s various asset categories. These guidelines assign risk weights to on-

continued on next page

MANAGEMENT’S DISCUSSION AND ANALYSIS

CAPITAL (CONTINUED)

and off-balance sheet items in arriving at total risk-adjusted assets. Regulatory capital is divided by the computed total of risk-adjusted assets to arrive at the risk-based capital ratios.

The Corporation’s capital ratios exceeded the minimum levels prescribed by the Federal Reserve Board at December 31, 2006, as shown in the following table.

	December 31, 2006
		Risk-Based
	Leverage	Capital Ratios
	Ratio	Tier 1	Total

Chemical Financial Corporation’s capital ratios	11.9%	16.2%	17.5%
Regulatory capital ratios — “well capitalized” definition	5.0	6.0	10.0
Regulatory capital ratios — minimum requirements	3.0	4.0	8.0

The Corporation’s Tier 1 and Total regulatory capital ratios are significantly above the regulatory minimum and “well capitalized” levels due to the Corporation holding $70 million of investment securities and other assets that are assigned a 0% risk rating, $745 million of investment securities and other assets that are assigned a 20% risk rating, and $1 billion of loans secured by first liens on real estate residential properties and other assets that are assigned a 50% risk rating. These three categories of assets represented 48% of the Corporation’s total assets at December 31, 2006.

As of December 31, 2006, the Corporation’s subsidiary bank’s capital ratios exceeded the minimum required of a “well-capitalized” institution, as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991. See Note T to the consolidated financial statements.

From time to time, the board of directors approves common stock repurchase programs allowing management to repurchase shares of the Corporation’s common stock in the open market. On April 22, 2005, the Corporation announced a new repurchase authorization program of up to 500,000 shares of the Corporation’s common stock under a stock repurchase program. This authorization rescinded all previous authorizations approved by the board of directors. Under the April 2005 program, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including the projected parent company cash flow requirements and the Corporation’s share price. During 2006, 318,558 shares were repurchased under the repurchase program for an aggregate purchase price of $9.3 million. All such repurchases, except for one privately negotiated transaction for 21,458 shares, were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market. At December 31, 2006, 54,542 shares of common stock were available for repurchase under the April 2005 authorization. During 2006, 39,036 shares of the Corporation’s common stock were delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table summarizes the Corporation’s total monthly share repurchase activity for the year ended December 31, 2006:

Issuer Purchases of Equity Securities

	Total	Average	Total Number of Shares	Maximum Number of
	Number of	Price	Purchased as Part of	Shares that May Yet
Period Beginning on First Day of	Shares	Paid Per	Publicly Announced	Be Purchased Under
Month Ended	Purchased(1)	Share	Plans or Programs	the Plans or Programs

January 31, 2006	3,359	$32.67	—	373,100
February 28, 2006	—	—	—	373,100
March 31, 2006	—	—	—	373,100
April 30, 2006	81,262	29.93	76,500	296,600
May 31, 2006	106,500	29.21	106,500	190,100
June 30, 2006	114,454	29.17	114,100	76,000
July 31, 2006	21,458	29.18	21,458	54,542
August 31, 2006	693	29.90	—	54,542
September 30, 2006	5,948	29.60	—	54,542
October 31, 2006	11,260	30.20	—	54,542
November 30, 2006	8,038	30.96	—	54,542
December 31, 2006	4,622	33.23	—	54,542

Total	357,594	$29.52	318,558

(1)	Includes shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options in 2006. The Corporation’s stock compensation plans permit employees to use stock to satisfy such obligations based on the market value of the stock on the date of exercise.

OUTLOOK

The Corporation’s philosophy is that it intends to be a “family” of community banks that operate under the direction of a combined corporate and subsidiary bank board of directors, a holding company and community bank management team and community bank advisory boards of directors. The Corporation is committed to the community banking philosophy and to the communities it serves. Community bank advisory boards of directors have been established in the communities where the legal bank charter was merged into Chemical Bank. The purpose of the internal bank charter consolidations was to provide the Corporation with increased opportunities for revenue growth and operating efficiencies.

The Corporation strives to remain a quality sales and service organization and is dedicated to sustained profitability through the preservation of the community banking concept in an ever-changing and increasingly competitive environment.

The Corporation believes it has designed its policies regarding asset/liability management, liquidity, lending, investment strategy and expense control to provide for the safety and soundness of the organization, and future earnings growth.

OTHER MATTERS

Forward-Looking Statements
This discussion and analysis of financial condition and results of operations, and other sections of this Annual Report, contains forward-looking statements. Words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “should,” “will,” variations of such words and similar expressions are intended to identify forward-looking statements. These statements reflect management’s current beliefs as to the expected outcomes of future events and are not guarantees of future performance. These statements involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Factors that could cause a difference include, among others: changes in the national and local economies or market conditions; changes in interest rates and banking laws and regulations; the impact of competition from traditional or new sources; and the possibility that anticipated cost savings and revenue enhancements from continued on next page

MANAGEMENT’S DISCUSSION AND ANALYSIS

OTHER MATTERS (CONTINUED)

acquisitions, restructurings and bank consolidations may not be fully realized at all or within the expected time frames. These and other factors that may emerge could cause decisions and actual results to differ materially from current expectations. The Corporation undertakes no obligation to revise, update, or clarify forward-looking statements to reflect events or conditions after the date of this release.

Important Notice Regarding Delivery of Shareholder Documents
As permitted by SEC rules, only one copy of the Corporation’s Proxy Statement and the 2006 Annual Report to Shareholders is being delivered to multiple shareholders sharing the same address unless the Corporation has received contrary instructions from one or more of the shareholders who share the same address. The Corporation will deliver on a one-time basis, promptly upon written or verbal request from a shareholder at a shared address, a separate copy of the Corporation’s Proxy Statement and the 2006 Annual Report to Shareholders. Requests should be made to Chemical Financial Corporation, Attn: Lori A. Gwizdala, Chief Financial Officer, 333 E. Main Street, Midland, Michigan 48640, telephone (989) 839-5350. Shareholders sharing an address who are currently receiving multiple copies of the Proxy Statement and Annual Report to Shareholders may instruct the Corporation to deliver a single copy of such documents on an ongoing basis. Such instructions must be in writing, must be signed by each shareholder who is currently receiving a separate copy of the documents, must be addressed to Chemical Financial Corporation, Attn: Lori A. Gwizdala, Chief Financial Officer, 333 E. Main Street, Midland, Michigan 48640, telephone (989) 839-5350, and will continue in effect unless and until the Corporation receives contrary instructions as provided below. Any shareholder sharing an address may request to receive and instruct the Corporation to send separate copies of the Proxy Statement and Annual Report to Shareholders on an ongoing basis by written or verbal request to Chemical Financial Corporation, Attn: Lori A. Gwizdala, Chief Financial Officer, 333 E. Main Street, Midland, Michigan 48640, telephone (989) 839-5350. The Corporation will begin sending separate copies of such documents within thirty days of receipt of such instructions.

Change in Independent Registered Public Accounting Firm
Effective May 11, 2006, the board of directors of the Corporation dismissed Ernst & Young LLP (E&Y) as the Corporation’s independent registered public accounting firm. The dismissal of E&Y was recommended and approved by the Audit Committee of the Corporation’s board of directors on April 17, 2006. On that same date, the Audit Committee recommended and approved the engagement of KPMG LLP (KPMG) as independent auditors for the year ended December 31, 2006. The change in accounting firms was based on the results of a competitive bidding process.

The audit reports of E&Y on the Corporation’s consolidated financial statements as of and for the years ended December 31, 2005 and 2004 and E&Y’s report on management’s assessment of internal control over financial reporting as of December 31, 2005, and the effectiveness of internal control over financial reporting as of December 31, 2005, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the calendar years ended December 31, 2005 and 2004, and from December 31, 2005 through the effective date of E&Y’s dismissal (the Relevant Period), there were no disagreements (as that term is defined in Item 304(a)(l)(iv) of Regulation S-K issued under the Securities Exchange Act of 1934, as amended, and its related instructions) between the Corporation and E&Y on any matters of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the subject matter of such disagreements in connection with its reports. Also during the Relevant Period, there were no reportable events between the Corporation and E&Y (as described in Item 304(a)(l)(v) of Regulation S-K issued under the Securities Exchange Act of 1934, as amended, and its related instructions).

During the Relevant Period, the Corporation did not consult with KPMG regarding the application of accounting principles to a specified transaction (either completed or proposed), the type of audit opinion that might be rendered on the Corporation’s financial statements, or any other matter that was the subject of a disagreement or reportable event.

MANAGEMENT’S ASSESSMENT AS TO THE EFFECTIVENESS
OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Corporation is responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2006, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment is based on the criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2006, its system of internal control over financial reporting was effective and meets the criteria of the “Internal Control — Integrated Framework.” The Corporation’s independent registered public accounting firm, that audited the Corporation’s consolidated financial statements included in this annual report, has issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2006 and management’s assessment of the internal control over financial reporting. This report appears on page 36.

David B. Ramaker	Lori A. Gwizdala
Chairman, Chief Executive Officer	Executive Vice President, Chief Financial Officer
and President	and Treasurer

February 28, 2007	February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Chemical Financial Corporation

We have audited “Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting,” that Chemical Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chemical Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Chemical Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Chemical Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Chemical Financial Corporation and its subsidiary as of December 31, 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

Detroit, Michigan
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Chemical Financial Corporation

We have audited the accompanying consolidated statement of financial position of Chemical Financial Corporation and subsidiary as of December 31, 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Chemical Financial Corporation as of December 31, 2005 and 2004 were audited by other auditors whose report dated February 24, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemical Financial Corporation and its subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes B and L to the consolidated financial statements, the Company changed its method of measuring prior-year uncorrected misstatements when quantifying misstatements in current year financial statements and its method of accounting for defined benefit and postretirement obligations in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Chemical Financial Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Detroit, Michigan
February 28, 2007

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
	2006	2005

	(In thousands, except share data)

ASSETS
Cash and cash due from banks	$135,544	$145,575
Federal funds sold	49,500	6,600
Interest-bearing deposits with unaffiliated banks	5,712	5,321
Investment securities:
Available for sale (at estimated fair value)	520,867	594,491
Held to maturity (estimated fair value — $94,172 at December 31, 2006 and $127,044 at December 31, 2005)	94,564	127,806
Other securities	22,131	21,051
Loans held for sale	5,667	3,519

Loans	2,807,660	2,706,695
Allowance for loan losses	(34,098)	(34,148)

Net loans	2,773,562	2,672,547

Premises and equipment	49,475	45,058
Goodwill	70,129	63,293
Other intangible assets	8,777	8,203
Interest receivable and other assets	53,319	55,852

TOTAL ASSETS	$3,789,247	$3,749,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$551,177	$542,014
Interest-bearing	2,346,908	2,277,866

Total deposits	2,898,085	2,819,880
Interest payable and other liabilities	29,235	28,008
Short-term borrowings	208,969	203,598
Federal Home Loan Bank (FHLB) advances — long-term	145,072	196,765

Total liabilities	3,281,361	3,248,251
Shareholders’ equity:
Common stock, $1 par value
Authorized — 30,000,000 shares
Issued and outstanding — 24,827,566 shares at December 31, 2006 and 25,079,403 shares at December 31, 2005	24,828	25,079
Surplus	368,554	376,046
Retained earnings	123,454	106,507
Accumulated other comprehensive loss	(8,950)	(6,567)

Total shareholders’ equity	507,886	501,065

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,789,247	$3,749,316

See notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004

	(In thousands, except per share data)

INTEREST INCOME
Interest and fees on loans	$185,598	$164,830	$152,534
Interest on investment securities:
Taxable	24,391	28,289	32,283
Tax-exempt	2,557	2,153	2,104
Dividends on other securities	1,268	927	841
Interest on federal funds sold	2,975	2,121	1,077
Interest on deposits with unaffiliated banks	634	984	411

TOTAL INTEREST INCOME	217,423	199,304	189,250

INTEREST EXPENSE
Interest on deposits	69,095	44,632	30,741
Interest on short-term borrowings	8,422	3,021	697
Interest on Federal Home Loan Bank advances — long-term	7,670	9,800	10,178

TOTAL INTEREST EXPENSE	85,187	57,453	41,616

NET INTEREST INCOME	132,236	141,851	147,634
Provision for loan losses	5,200	4,285	3,819

NET INTEREST INCOME after provision for loan losses	127,036	137,566	143,815

NONINTEREST INCOME
Service charges on deposit accounts	20,993	20,371	19,301
Trust and investment services revenue	7,906	7,909	7,396
Other charges and fees for customer services	9,025	7,883	6,595
Mortgage banking revenue	1,742	1,663	3,328
Gains on the sale of acquired loans	1,053	—	—
Net gains (losses) on sales of investment securities	(1,330)	541	1,367
Other	758	853	1,342

TOTAL NONINTEREST INCOME	40,147	39,220	39,329

OPERATING EXPENSES
Salaries, wages and employee benefits	56,012	56,766	57,497
Occupancy	9,534	9,421	9,165
Equipment	9,168	8,867	8,955
Other	23,160	23,409	22,852

TOTAL OPERATING EXPENSES	97,874	98,463	98,469

INCOME BEFORE INCOME TAXES	69,309	78,323	84,675
Provision for federal income taxes	22,465	25,445	27,993

NET INCOME	$46,844	$52,878	$56,682

NET INCOME PER SHARE
Basic	$1.88	$2.10	$2.26
Diluted	1.88	2.10	2.25
CASH DIVIDENDS PAID PER SHARE	1.10	1.06	1.01

See notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31, 2006, 2005 and 2004

				Accumulated
				Other
	Common		Retained	Comprehensive
(In thousands, except per share data)	Stock	Surplus	Earnings	Income (Loss)	Total

BALANCES AT JANUARY 1, 2004	$23,801	$328,774	$94,746	$10,728	$458,049
Stock dividend — 5%; declared December 2004, paid January 2005	1,199	44,584	(45,783)
Comprehensive income:
Net income for 2004			56,682
Other:
Net change in unrealized losses on investment securities available for sale, net of tax benefit of $4,918				(9,132)
Reclassification adjustment for realized net gains on sales of investment securities included in net income, net of tax expense of $478				(889)
Comprehensive income					46,661
Cash dividends paid of $1.01 per share			(25,379)		(25,379)
Shares issued — stock options	162	5,124			5,286
Shares issued — directors’ stock purchase plan	7	212			219

BALANCES AT DECEMBER 31, 2004	25,169	378,694	80,266	707	484,836
Comprehensive income:
Net income for 2005			52,878
Other:
Net change in unrealized losses on investment securities available for sale, net of tax benefit of $3,728				(6,922)
Reclassification adjustment for realized net gains on sales of investment securities included in net income, net of tax expense of $189				(352)
Comprehensive income					45,604
Cash dividends paid of $1.06 per share			(26,637)		(26,637)
Shares issued — stock options	31	847			878
Shares issued — directors’ stock purchase plan	6	225			231
Repurchase of shares	(127)	(3,720)			(3,847)

BALANCES AT DECEMBER 31, 2005	25,079	376,046	106,507	(6,567)	501,065
Impact of adopting SAB 108, net of tax of $2,467 (see Note B)			4,582		4,582
Comprehensive income:
Net income for 2006			46,844
Other:
Net change in unrealized losses on investment securities available for sale, net of tax of $929				1,725
Reclassification adjustment for realized net losses on sales of investment securities included in net income, net of tax benefit of $465				865
Comprehensive income					49,434
Adoption to initially apply FASB Statement No. 158, net of tax of $2,677 (see Note L)				(4,973)	(4,973)
Cash dividends paid of $1.10 per share			(27,403)		(27,403)
Cash dividends declared, not paid of $0.285 per share			(7,076)		(7,076)
Shares issued — stock options	59	1,286			1,345
Shares issued — directors’ stock purchase plan	8	247			255
Repurchase of shares	(318)	(9,025)			(9,343)

BALANCES AT DECEMBER 31, 2006	$24,828	$368,554	$123,454	$(8,950)	$507,886

See notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004

	(In thousands)
OPERATING ACTIVITIES
Net income	$46,844	$52,878	$56,682
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,200	4,285	3,819
Gains on sales of loans	(1,859)	(1,048)	(2,125)
Proceeds from sales of loans	133,463	110,430	158,453
Loans originated for sale	(119,870)	(110,856)	(153,458)
Net (gains)/losses on sales of investment securities	1,330	(541)	(1,367)
Net losses on sales of other real estate and repossessed assets	344	396	363
Gain on sale of branch office and insurance book of business	—	—	(553)
Depreciation of premises and equipment	5,762	6,041	6,215
Amortization of intangible assets	2,876	3,273	3,810
Net amortization of premiums and discounts on investment securities	1,224	4,161	9,449
Mortgage servicing rights impairment recovery	—	—	(793)
Share-based compensation expense	12	—	—
Deferred income tax provision	(417)	67	1,115
Net (increase) decrease in interest receivable and other assets	(9,236)	(1,392)	4,674
Net decrease in interest payable and other liabilities	(998)	(497)	(5,044)

NET CASH PROVIDED BY OPERATING ACTIVITIES	64,675	67,197	81,240

INVESTING ACTIVITIES
Net cash outflow from sale of branch office	—	—	(5,738)
Securities available for sale:
Proceeds from maturities, calls and principal reductions	123,414	208,602	247,081
Proceeds from sales	66,673	114,341	101,574
Purchases	(114,772)	(234,940)	(358,146)
Securities held to maturity:
Proceeds from maturities, calls and principal reductions	46,068	90,524	94,133
Purchases	(13,089)	(42,616)	(79,022)
Other securities:
Proceeds from redemption	3,572	—	393
Purchases	(4,651)	(1,065)	(1,541)
Net increase in loans	(116,958)	(134,716)	(117,998)
Loans acquired through branch acquisitions held for sale	(13,882)	—	—
Proceeds from sales of other real estate and repossessed assets	6,493	6,406	6,498
Purchases of premises and equipment, net	(10,815)	(3,522)	(4,189)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(27,947)	3,014	(116,955)

FINANCING ACTIVITIES
Net decrease in noninterest-bearing and interest-bearing demand deposits and savings accounts	(75,362)	(166,522)	(48,614)
Net increase (decrease) in time deposits	153,567	122,929	(49,085)
Net increase in securities sold under agreements to repurchase	53,371	23,764	10,403
Net increase (decrease) in reverse repurchase agreements	(10,000)	10,000	—
Increase in FHLB advances — short-term	135,000	108,000	10,000
Repayment of FHLB advances — short-term	(173,000)	(40,000)	(10,000)
Increase in FHLB advances — long-term	35,000	35,000	150,000
Repayment of FHLB advances — long-term	(86,693)	(123,231)	(20,377)
Cash dividends paid	(27,403)	(26,637)	(25,379)
Proceeds from directors’ stock purchase plan	255	231	219
Tax benefits from share-based awards	224	—	—
Proceeds from exercise of stock options	916	664	3,291
Repurchases of common stock	(9,343)	(3,847)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,468)	(59,649)	20,458

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,260	10,562	(15,257)
Cash and cash equivalents at beginning of year	157,496	146,934	162,191

CASH AND CASH EQUIVALENTS AT END OF YEAR	$190,756	$157,496	$146,934

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$83,977	$56,114	$41,566
Federal income taxes paid	23,920	24,660	27,540
Loans transferred to other real estate and repossessed assets	10,743	7,258	7,986

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Chemical Financial Corporation (the Corporation) and its subsidiary conform to United States generally accepted accounting principles and prevailing practices within the banking industry. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Actual results could differ from these estimates. Significant accounting policies of the Corporation and its subsidiary are described below:

Basis of Presentation and Principles of Consolidation:
The consolidated financial statements of the Corporation include the accounts of the parent company and its wholly owned subsidiary, Chemical Bank. On December 31, 2005, Chemical Bank Shoreline and Chemical Bank West, wholly owned subsidiaries, were consolidated into Chemical Bank and Trust Company (CBT). As of that date, CBT was renamed Chemical Bank and became the sole subsidiary of the Corporation. All significant income and expenses are recorded on the accrual basis. Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements.

The Corporation consolidates variable interest entities (VIE’s) in which it is the primary beneficiary. In general, a VIE is an entity that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. If any of these characteristics are present, the entity is subject to a variable interests consolidation model, and consolidation is based on variable interests, not on ownership of the entity’s outstanding voting stock. Variable interests are defined as contractual, ownership, or other money interests in an entity that change with fluctuations in the entity’s net asset value. The primary beneficiary consolidates the VIE; the primary beneficiary is defined as the enterprise that absorbs a majority of expected losses or receives a majority of residual returns (if the losses or returns occur), or both.

The Corporation is a significant limited partner in one low income housing tax credit partnership that was acquired in 2001 as part of the merger with Shoreline Financial Corporation. This entity meets the FASB’s Interpretation No. 46(R) definition of a VIE. The Corporation is not the primary beneficiary of the VIE in which it holds an interest, and therefore the equity investment in the VIE is not consolidated in the financial statements. Exposure to loss as a result of its involvement with this entity at December 31, 2006 was limited to approximately $1.5 million recorded as the Corporation’s investment, which includes unfunded obligations to this project of $1.1 million. The Corporation’s investment in the project is recorded in interest receivable and other assets and the future financial obligation to this project is recorded in interest payable and other liabilities in the consolidated statement of financial position at December 31, 2006.

Reclassification:
Certain amounts in the 2005 and 2004 consolidated financial statements and notes thereto have been reclassified to conform with the 2006 presentation. Such reclassifications had no impact on shareholders’ equity or net income.

Cash and Cash Equivalents:
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from unaffiliated banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Investment Securities:
Investment securities include investments in debt securities and certain equity securities with readily determinable fair values. Investment securities are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). SFAS 115 requires investments to be classified within one of three categories (trading, held to maturity, or available for sale), based on the type of security and management’s intent with regard to selling the security. The Corporation held no trading investment securities during the three-year period ended December 31, 2006.

Designation as an investment security held to maturity is made at the time of acquisition and is based on the Corporation’s intent and ability to hold the security to maturity. Investment securities held to maturity are stated at cost, adjusted for the amortization of premium and accretion of discount to maturity, based on the effective interest yield method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment securities that are not held to maturity are accounted for as securities available for sale, and are stated at estimated fair value, with the aggregate unrealized gains and losses, not deemed other-than-temporary, classified as a component of accumulated other comprehensive income, net of income taxes. Realized gains and losses on the sale of investment securities available for sale and other-than-temporary impairment changes, are determined using the specific identification method and are included within noninterest income in the consolidated statements of income. Premiums and discounts on investment securities available for sale are amortized over the estimated lives of the related investment securities, based on the effective interest yield method.

On November 3, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The guidance in FSP 115-1 amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Investments Held by Not-for-Profit Organizations” and Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP 115-1 also replaced the impairment evaluation guidance (paragraphs 10-18) of Emerging Issues Task Force (EITF) Issue No. 03-01, and superseded EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The disclosure requirements of EITF 03-01 remain in effect.

FSP 115-1 clarified that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. The adoption of FSP 115-1 did not have a significant impact on the Corporation in 2006.

Other Securities:
Other securities consisted of Federal Home Loan Bank of Indianapolis (FHLB) stock of $16.2 million and $19.8 million at December 31, 2006 and 2005, respectively, and Federal Reserve Bank (FRB) stock of $5.9 million and $1.3 million at December 31, 2006 and 2005, respectively. Other securities are recorded at cost or par, which is deemed to be the net realizable value of these assets. The Corporation is required to own FHLB stock and FRB stock in accordance with its membership in these organizations. The FHLB requires its members to provide a five year advance notice of any request to redeem FHLB stock.

Loans:
Loans are stated at their principal amount outstanding. Loan origination costs and commitment points are deferred. The amount deferred is reported as part of loans and is recognized as interest income over the term of the loan as a yield adjustment.

Loan performance is reviewed regularly by loan review personnel, loan officers and senior management. Loan interest income is recognized on the accrual basis. The past-due status of a loan is based on the loan’s contractual terms. A loan is placed in the nonaccrual category when principal or interest is past due ninety days or more, unless the loan is both well secured and in the process of collection, or earlier when, in the opinion of management, there is sufficient reason to doubt the collectibility of future principal or interest. Interest previously accrued, but not collected, is reversed and charged against interest income at the time the loan is placed in nonaccrual status. The subsequent recognition of interest income on a nonaccrual loan is then recognized only to the extent cash is received and where future collection of principal is probable. Loans are returned to accrual status when principal and interest payments are brought current and collectibility is no longer in doubt. Interest income on restructured loans is recognized according to the terms of the restructure, subject to the above described nonaccrual policy.

Nonperforming loans are comprised of those loans accounted for on a nonaccrual basis, accruing loans contractually past due 90 days or more as to interest or principal payments and other loans for which the terms have been restructured to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

All nonaccrual commercial, real estate commercial and real estate construction-commercial loans have been determined by the Corporation to meet the definition of an impaired loan. In addition, other commercial, real estate commercial and real estate construction-commercial loans may be considered an impaired loan. A loan is defined to be impaired when it is probable that continued on next page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

payment of principal and interest will not be made in accordance with the contractual terms of the loan agreement. Impaired loans are carried at the present value of expected cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral, if the loan is collateral dependent. A portion of the allowance for loan losses may be allocated to impaired loans. All impaired loans are evaluated individually to determine whether or not a specific impairment allowance is required.

Mortgage loans held for sale are carried at the lower of aggregate cost or market. The value of mortgage loans held for sale and other residential mortgage loan commitments to customers are hedged by utilizing best efforts forward commitments to sell loans to investors in the secondary market. Such forward commitments are generally entered into at the time when applications are taken to protect the value of the mortgage loans from increases in interest rates during the period held. Mortgage loans originated are generally sold within a period of thirty to forty-five days after closing, and therefore, the related fees and costs are not amortized during that period.

Allowance for Loan Losses:
The allowance for loan losses (allowance) represents management’s assessment of probable losses inherent in the Corporation’s loan portfolio. The Corporation maintains formal policies and procedures to monitor and control credit risk. Management’s evaluation of the adequacy of the allowance is based on a continuing review of the loan portfolio, actual loan loss experience, underlying value of the collateral, risk characteristics of the loan portfolio, the level and composition of nonperforming loans, the financial condition of the borrowers, balance of the loan portfolio, loan growth, economic conditions, employment levels of the Corporation’s local markets, and special factors affecting specific business sectors.

The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, but that have not been specifically identified. Internal risk ratings are assigned to each commercial, real estate commercial and real estate construction-commercial loan at the time of approval and are subject to subsequent periodic reviews by senior management. The Corporation performs a detailed credit quality review quarterly on all large loans that have deteriorated below certain levels of credit risk, and may allocate a specific portion of the allowance to such loans based upon this review. A portion of the allowance is allocated to the remaining loans by applying projected loss ratios, based on numerous factors. Projected loss ratios incorporate factors such as recent charge-off experience, trends with respect to adversely risk rated commercial, real estate commercial and real estate construction-commercial loans, trends with respect to past due and nonaccrual loans and current economic conditions and trends, and are supported by underlying analysis. This evaluation involves a high degree of uncertainty.

Management maintains an unallocated allowance to recognize the uncertainty and imprecision underlying the process of estimating projected loan losses. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocation methodology discussed above, involves the exercise of judgment. The unallocated allowance associated with the imprecision in the risk rating system is based on a historical evaluation of the accuracy of the risk ratings associated with loans.

While the Corporation uses relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances, changes in value of underlying collateral and other credit risk factors.

Although the Corporation periodically allocates portions of the allowance to specific loans and loan portfolios, the entire allowance is available for any loan losses that occur. Collection efforts may continue and recoveries may occur after a loan is charged against the allowance.

Loans which are deemed uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged-off are added to the allowance. The allowance for loan losses is presented as a reserve against loans.

The Corporation utilizes the loss experience of other banking institutions and regulatory guidance in addition to its own loss experience. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgment on information available to them at the time of their examination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Banking Operations:
The origination of real estate residential (mortgage) loans is an integral component of the business of the Corporation. The Corporation generally sells its originations of long-term fixed interest rate residential mortgage loans in the secondary market. Gains and losses on the sales of these loans are determined using the specific identification method. Long-term fixed interest rate residential mortgage loans originated for sale are generally held for forty-five days or less. The Corporation sells mortgage loans in the secondary market on either a servicing retained or released basis. Loans held for sale are carried at the lower of cost or market on an aggregate basis.

The Corporation accounts for mortgage servicing rights in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). SFAS 140 requires that an asset be recognized for the rights to service mortgage loans, including those rights that are created by the origination of mortgage loans that are sold with the servicing rights retained by the originator. The recognition of the asset results in an increase in the gains recognized upon the sale of the mortgage loans sold. The Corporation amortizes mortgage servicing rights in proportion to, and over the life of, the estimated net future servicing income and performs a periodic evaluation of the fair value of the mortgage servicing rights. Prepayments of mortgage loans result in increased amortization of mortgage servicing rights as the remaining book value of the mortgage servicing right is expensed at the time of prepayment. Any impairment of mortgage servicing rights is recognized as a valuation allowance, resulting in a reduction of mortgage banking revenue. The valuation allowance is recovered when impairment no longer exists. For purposes of measuring fair value, the Corporation utilizes a third-party modeling software program, which stratifies capitalized mortgage servicing rights by interest rate, term and loan type. Servicing income is recognized in noninterest income when received and expenses are recognized when incurred.

Premises and Equipment:
Land is recorded at cost. Premises and equipment are stated at cost less accumulated depreciation. Premises and equipment are depreciated over the estimated useful lives of the assets. The estimated useful lives are generally 25 to 39 years for buildings and three to ten years for all other depreciable assets. Depreciation is computed on the straight-line method. Maintenance and repairs are charged to expense as incurred.

Other Real Estate:
Other real estate (ORE) is comprised of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations. ORE is recorded at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the allowance for loan losses. Subsequent changes in fair value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Changes in the fair value of ORE subsequent to transfer are recorded in other operating expenses on the consolidated statements of income. Gains or losses not previously recognized resulting from the sale of ORE are also recognized in other operating expenses on the date of sale. Other real estate totaling $8.5 million and $6.4 million at December 31, 2006 and 2005, respectively, is included in the consolidated statements of financial position in interest receivable and other assets.

Intangible Assets:
Intangible assets consist of goodwill, core deposit and other intangibles, and mortgage servicing rights. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill is no longer amortized, but is subject to annual impairment tests in accordance with SFAS 142. Core deposit intangible assets are amortized over periods ranging from three to 15 years on a straight-line or accelerated basis, as applicable. Other intangible assets are amortized over their useful lives. Mortgage servicing rights are amortized in proportion to, and over the life of, the estimated net future servicing income.

Stock Options:
Effective January 1, 2006, the Corporation adopted SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)), using the modified-prospective transition method. Under that method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

continued on next page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The resulting fair value of share-based awards is recognized as compensation expense on a straight-line basis over the vesting period for share-based awards granted prior to the adoption of SFAS 123(R) and over the requisite service period for share-based awards granted after the adoption of SFAS 123(R). The requisite service period is the shorter of the vesting period or the period of retirement eligibility.

The Corporation did not recognize compensation expense in accounting for awards of options under its stock option plans prior to the adoption of SFAS 123(R). If the Corporation had elected to recognize compensation expense for options vested in 2005 and 2004, based on the fair value of the options granted at the grant dates, net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	2005	2004

Net income — as reported	$52,878	$56,682
Proforma stock-based employee compensation cost, net of tax	(2,592)	(552)

Net income — pro forma	$50,286	$56,130

Basic earnings per share — as reported	$2.10	$2.26
Basic earnings per share — pro forma	2.00	2.24
Diluted earnings per share — as reported	2.10	2.25
Diluted earnings per share — pro forma	2.00	2.23

Refer to Note R to the consolidated financial statements.

Short-term Borrowings:
Short-term borrowings include securities sold under agreements to repurchase, reverse repurchase agreements and short-term FHLB advances. These borrowings have original scheduled maturities of one year or less. Securities sold under agreements to repurchase represent amounts advanced by customers that are secured by investment securities owned by the Corporation’s subsidiary bank, as they are not covered by Federal Deposit Insurance Corporation (FDIC) insurance. Reverse repurchase agreements are a means of raising funds in the capital markets by providing specific securities as collateral. See the description of FHLB advances below.

Federal Home Loan Bank Advances, Short-term and Long-term:
FHLB advances are borrowings from the FHLB to fund short-term liquidity needs as well as a portion of the loan and investment securities portfolios. These advances are secured under a blanket security agreement by first lien real estate residential loans with an aggregate book value equal to at least 145% of the FHLB advances.

Pension and Postretirement Benefit Plan Actuarial Assumptions:
The Corporation’s defined benefit pension, supplemental pension and postretirement benefit obligations and related costs are calculated using actuarial concepts and measurements within the framework of SFAS No. 87, “Employer’s Accounting for Pensions” (SFAS 87) and SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions” (SFAS 106), respectively. Two critical assumptions, the discount rate and the expected long-term rate of return on plan assets, are important elements of expense and/or liability measurement. Other assumptions involve employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increase. The Corporation evaluates the critical and other assumptions annually.

The discount rate enables the Corporation to state expected future benefit payments as a present value on the measurement date. As of December 31, 2006 and 2005, the Corporation utilized the results from a bond matching technique to match cash flows of the defined benefit pension plan against both a bond portfolio derived from the S&P bond database of AA or better bonds and the Citigroup Pension Discount Curve to determine the discount rate. A lower discount rate increases the present value of benefit obligations and increases pension, supplemental pension and postretirement benefit expenses. The Corporation increased the discount rate used to determine benefit obligations to 6.00% as of December 31, 2006 from 5.60% as of December 31, 2005 to reflect market interest rate conditions.

To determine the expected long-term rate of return on defined benefit pension plan assets, the Corporation considers the current and expected asset allocation of the defined benefit pension plan, as well as historical and expected returns on each asset class. A lower expected rate of return on defined benefit pension plan assets will increase pension expense. The long-term expected rate of return on defined benefit pension plan assets was 7% in 2006, and 8% in both 2005 and 2004. See Note L to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). The Corporation adopted SFAS 158 on December 31, 2006, as required. The purpose of SFAS 158 is to improve the overall financial statement presentation of pension and other postretirement plans, but does not impact the determination of the net periodic benefit cost or measurement of plan assets or obligations. SFAS 158 requires companies to recognize the over- or under-funded status of a plan as an asset or liability as measured by the difference between the fair value of the plan assets and the benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). The impact of the adoption of SFAS 158 on the statement of financial position at December 31, 2006 is summarized in Note L to the consolidated financial statements.

Income and Other Taxes:
The Corporation is subject to the income and other tax laws of the United States and the state of Michigan. These laws are complex and are subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provision for income and other taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations and case law. In the process of preparing the Corporation’s tax returns, management attempts to make reasonable interpretations of the tax laws. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law.

The Corporation and its subsidiary file a consolidated federal income tax return. The provision for federal income taxes is based on income and expenses, as reported in the consolidated financial statements, rather than amounts reported on the Corporation’s federal income tax return. When income and expenses are recognized in different periods for tax purposes than for book purposes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

On a quarterly basis, management assesses the reasonableness of its effective federal and state tax rates based upon its current best estimate of taxable income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on an annual basis, or sooner, if business events or circumstances warrant. Reserves for contingent tax liabilities are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations of audits. Management also assesses the need for a valuation allowance for deferred tax assets on a quarterly basis using information about the Corporation’s current and historical financial position and results of operations. Management expects to realize the full benefits of the deferred tax assets recorded at December 31, 2006.

Earnings Per Share:
Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). All earnings per share amounts for all periods presented conform to the requirements of SFAS 128, including the effects of stock dividends. Basic earnings per share for the Corporation is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share for the Corporation is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents outstanding during the period.

continued on next page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Corporation’s common stock equivalents consist of common stock issuable under the assumed exercise of stock options granted under the Corporation’s stock option plans, using the treasury stock method. The following table summarizes the numerator and denominator of the basic and diluted earnings per share computations for the years ended December 31:

	2006	2005	2004

	(In thousands)

Numerator for both basic and diluted earnings per share, net income	$46,844	$52,878	$56,682

Denominator for basic earnings per share, weighted average shares outstanding	24,921	25,138	25,130
Average common stock equivalents	34	55	88

Denominator for diluted earnings per share	24,955	25,193	25,218

Basic earnings per share	$1.88	$2.10	$2.26
Diluted earnings per share	1.88	2.10	2.25

Comprehensive Income:
As required under SFAS No. 130, “Reporting Comprehensive Income” (SFAS 130), comprehensive income of the Corporation includes net income and an adjustment to equity for changes in unrealized gains and losses on investment securities available for sale, net of income taxes. The Corporation displays comprehensive income as a component in the consolidated statements of changes in shareholders’ equity.

Operating Segment:
The Corporation operates in a single operating segment — commercial banking. The Corporation is a financial holding company that operated one commercial bank, Chemical Bank, at December 31, 2006. On December 31, 2005, a corporate internal consolidation was completed resulting in the consolidation of the Corporation’s three commercial bank charters into one subsidiary bank, Chemical Bank. Chemical Bank continues to operate through an organizational structure of community banks, offering a full range of commercial banking and fiduciary products and services to the residents and business customers in their geographical market areas. The products and services offered by Chemical Bank, through branch bank offices, are generally consistent throughout the Corporation, as generally is the pricing of these products and services. Chemical Bank branch bank offices operate exclusively within the state of Michigan. The marketing of products and services by Chemical Bank’s branch offices is generally uniform. The distribution of products and services is uniform throughout the Corporation and is achieved primarily through retail branch bank offices, automated teller machines and electronically accessed banking products.

The Corporation’s primary sources of revenue are from its loan products and investment securities.

Recent Accounting Pronouncements:
Accounting for Servicing of Financial Assets:  The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (SFAS 156), which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

•	Amortization Method — Amortize servicing assets or servicing liabilities in proportion to and over the period of net servicing income or net servicing loss and assess the servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date.

•	Fair Value Measurement Method — Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the periods in which the changes occur.

The Corporation adopted the amortization method on January 1, 2007. The adoption of SFAS 156 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements:  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) on fair value measurement. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances.

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

Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts such sales or transfers. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy.

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The Corporation has not determined the impact that SFAS 157 will have on the Corporation’s consolidated financial condition or results of operations.

Accounting for Uncertainty in Income Taxes:  The FASB released the final interpretation of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is effective for fiscal years beginning after December 15, 2006. FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income tax positions by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48’s use of the term “more-likely-than-not” in steps one and two is consistent with how that term is used in SFAS No. 109, “Accounting for Income Taxes” (i.e., a likelihood of occurrence greater than 50 percent).

Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period in which they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions.

FIN 48 includes expanded disclosure requirements, including a tabular roll forward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period. The Corporation adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B — ADOPTION OF CERTAIN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (SAB 108). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires an entity to quantify misstatements using both a balance sheet perspective (iron curtain approach) and income statement perspective (rollover approach) and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.

The Corporation historically used the rollover approach, which focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. This approach quantified misstatements based on the amount of the error originating in the current year income statement. The iron curtain approach considers the misstatements existing at each balance sheet date, irrespective of the period of origin of the misstatement. The Corporation does not believe any of the amounts described below are material to the periods in which they originated using the rollover approach.

The Corporation completed its analysis under both the rollover and iron curtain approaches and adopted SAB 108 as of January 1, 2006. Upon the adoption of SAB 108, the Corporation determined that, using the iron curtain approach, the quantitative cumulative misstatements aggregating approximately $4.6 million on a net basis that existed as of December 31, 2005, are material to the 2006 financial statements. As permitted when first applying the guidance in SAB 108, prior year financial statements were not restated. In accordance with the adoption of SAB 108, the Corporation recorded a $4.6 million cumulative increase, net of tax of $2.5 million, to retained earnings as of January 1, 2006 for the items described below.

The Corporation reversed operating expense accruals related to employee benefit expenses and other operating expenses of $4.3 million as of January 1, 2006. These over-accrued operating expenses occurred as a result of actual expense amounts being less than originally estimated and recorded during a time period ended prior to December 31, 2003.

The Corporation historically recorded certain fee-based revenue, primarily trust services revenue and commissions earned on the sale of alternative investment products, such as annuities and mutual funds, on a cash basis versus an accrual basis. This method resulted in one month of this revenue not being recorded. The Corporation recorded a receivable for one-month of this revenue of $0.7 million as of January 1, 2006.

The Corporation capitalized $0.9 million of expense related to prepaid property taxes that were paid, although expensed in prior years, as was the Corporation’s historical practice through December 31, 2005.

The Corporation historically, through December 31, 2005, recorded direct fees paid to third-party dealers to purchase consumer loans, primarily automobile loans, on a cash basis versus capitalizing these costs and amortizing them over the life of the applicable loan by the interest yield method, as required by SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (SFAS 91). This methodology resulted in the reduction of the yield on the applicable loan in the period of origination versus over the life of the loan as prescribed in SFAS 91. In accordance with SAB 108, the Corporation capitalized $1.2 million of costs as of January 1, 2006 that were previously recorded as reductions in net interest income in years 2003 through 2005. The amortization of a portion of the $1.2 million of capitalized costs in 2006, as prescribed by SFAS 91, reduced net interest income $0.7 million in 2006.

The net impact of the adoption of SAB 108 at January 1, 2006 was an increase in the Corporation’s shareholders’ equity of $0.18 per share.

In September 2006, the FASB issued SFAS No. 158. The Corporation adopted SFAS 158 on December 31, 2006, as required. The purpose of SFAS 158 is to improve the overall financial statement presentation of pension and other postretirement plans, but does not impact the determination of the net periodic benefit cost or measurement of plan assets or obligations. SFAS 158 requires companies to recognize the over- or under-funded status of the plan as an asset or liability as measured by the difference between the fair value of the plan assets and the benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). The adoption of SFAS 158 on the consolidated statement of financial position at December 31, 2006 reduced total assets by $5.9 million, decreased total liabilities by $0.9 million and increased accumulated other comprehensive loss by $5.0 million. Additional information is contained in Note L to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C — MERGERS AND ACQUISITIONS

The Corporation’s primary method of expansion into new banking markets has been through acquisitions of other financial institutions and bank branches. During the three years ended December 31, 2006, the Corporation completed he following acquisition:

In August 2006, the Corporation acquired two branch bank offices in Hastings and Wayland, Michigan from First Financial Bank, N.A., headquartered in Hamilton, Ohio, operating as Sand Ridge Bank (2006 branch transaction). The Corporation acquired deposits of $47 million, loans of $64 million and other miscellaneous assets of $1.7 million. The Corporation recorded goodwill of $6.8 million, including purchase accounting adjustments of $2.5 million, and core deposit intangible assets of $2.7 million. The core deposit intangible assets are being amortized on an accelerated basis over ten years, with $0.2 million of amortization expense recognized in 2006. The loans acquired were comprised of $6 million in commercial loans, $13 million in real estate commercial loans, $38 million in real estate residential loans and $7 million of consumer loans. During December 2006, the Corporation sold $14 million of loans acquired in this transaction and recognized gains totaling approximately $1 million. The loans sold were long-term fixed interest rate real estate residential loans.

On December 31, 2005, the Corporation completed an organizational internal consolidation whereby two of its wholly-owned subsidiary banks, Chemical Bank Shoreline and Chemical Bank West, were consolidated into Chemical Bank.

NOTE D — INVESTMENT SECURITIES

The following is a summary of the amortized cost and fair value of investment securities available for sale and investment securities held to maturity at December 31, 2006 and 2005:

Investment Securities Available for Sale:

December 31, 2006	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In thousands)

U.S. Treasury	$23,025	$—	$175	$22,850
Government sponsored agencies	230,403	18	2,056	228,365
States and political subdivisions	8,091	163	—	8,254
Mortgage-backed securities	253,202	235	4,213	249,224
Collateralized mortgage obligations	760	16	1	775
Corporate bonds	10,654	—	107	10,547

Total debt securities	526,135	432	6,552	520,015
Equity securities	852	—	—	852

Total	$526,987	$432	$6,552	$520,867

December 31, 2005

U.S. Treasury	$44,435	$8	$688	$43,755
Government sponsored agencies	223,920	—	3,840	220,080
States and political subdivisions	9,097	274	1	9,370
Mortgage-backed securities	303,379	378	5,946	297,811
Collateralized mortgage obligations	1,060	21	2	1,079
Corporate bonds	21,851	1	308	21,544

Total debt securities	603,742	682	10,785	593,639
Equity securities	852	—	—	852

Total	$604,594	$682	$10,785	$594,491

continued on next page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D — INVESTMENT SECURITIES (CONTINUED)

Investment Securities Held to Maturity:

December 31, 2006	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In thousands)

Government sponsored agencies	$39,731	$—	$663	$39,068
States and political subdivisions	53,996	358	125	54,229
Mortgage-backed securities	837	38	—	875

Total	$94,564	$396	$788	$94,172

December 31, 2005

Government sponsored agencies	$79,327	$11	$1,199	$78,139
States and political subdivisions	47,438	486	116	47,808
Mortgage-backed securities	1,041	56	—	1,097

Total	$127,806	$553	$1,315	$127,044

The following is a summary of the amortized cost and fair value of debt and equity securities at December 31, 2006, by maturity, for both available for sale and held to maturity investment securities. The maturities of mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity. Equity securities have no stated maturity.

Investment Securities Available for Sale:

	December 31, 2006
	Amortized Cost	Fair Value

	(In thousands)

Due in one year or less	$127,900	$126,708
Due after one year through five years	331,264	326,958
Due after five years through ten years	37,493	37,216
Due after ten years	29,478	29,133
Equity securities	852	852

Total	$526,987	$520,867

Investment Securities Held to Maturity:

	December 31, 2006
	Amortized Cost	Fair Value

	(In thousands)

Due in one year or less	$26,836	$26,593
Due after one year through five years	35,623	35,271
Due after five years through ten years	19,980	20,145
Due after ten years	12,125	12,163

Total	$94,564	$94,172

Investment securities with a book value of $330.7 million at December 31, 2006 were pledged to collateralize public fund deposits and for other purposes as required by law; at December 31, 2005, the corresponding amount was $361.4 million.

The Corporation recognized losses on investment securities of $1.33 million during 2006, net gains of $0.54 million in 2005 and net gains of $1.37 million in 2004. Gross gains on securities transactions were $1.18 million during 2005 and $1.39 million during 2004. Gross losses on securities transactions during the years ended December 31, 2006, 2005 and 2004 were $1.33 million, $0.64 million and $0.02 million, respectively. During the fourth quarter of 2006, the Corporation sold $68 million of U.S. Treasury and government sponsored agency investment securities scheduled to mature in 2007 and 2008 that had an average yield of 3.12% and realized a $1.33 million loss. The Corporation has a significant volume of investment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securities maturing in 2007 and 2008 and management deemed it prudent to sell and reinvest a portion of these securities during 2006. The proceeds from the sale were reinvested in similar type securities with an average life of 3 years and an average yield of 4.81%.

An analysis is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management does not believe any individual unrealized loss as of December 31, 2006 represents an other-than-temporary impairment. Management believes that the unrealized losses on investment securities are temporary in nature and due primarily to changes in interest rates and not as a result of credit-related issues. The Corporation has both the intent and ability to hold the investment securities with unrealized losses to maturity or until such time as the unrealized losses recover.

The Corporation did not have a trading portfolio during the three years ended December 31, 2006.

The following tables present the age of gross unrealized losses and estimated fair value by investment category.

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)

U.S. Treasury	$13,032	$38	$9,818	$137	$22,850	$175
Government sponsored agencies	76,769	208	175,092	2,511	251,861	2,719
States and political subdivisions	2,186	9	7,920	116	10,106	125
Mortgage-backed securities	21,354	122	199,197	4,091	220,551	4,213
Collateralized mortgage obligations	71	—	237	1	308	1
Corporate bonds	294	1	10,253	106	10,547	107

Total	$113,706	$378	$402,517	$6,962	$516,223	$7,340

	December 31, 2005
	Less Than 12 Months		12 Months or More		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)

U.S. Treasury	$9,777	$94	$15,949	$594	$25,726	$688
Government sponsored agencies	121,800	1,285	166,395	3,754	288,195	5,039
States and political subdivisions	7,058	74	1,904	43	8,962	117
Mortgage-backed securities	101,585	1,286	148,378	4,660	249,963	5,946
Collateralized mortgage obligations	4	—	320	2	324	2
Corporate bonds	5,387	49	16,006	259	21,393	308

Total	$245,611	$2,788	$348,952	$9,312	$594,563	$12,100

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E — MORTGAGE SERVICING RIGHTS

For the three years ended December 31, 2006, activity for capitalized mortgage servicing rights was as follows:

	2006	2005	2004

	(In thousands)

Mortgage Servicing Rights:
Beginning of year	$2,423	$3,197	$3,264
Additions	764	347	677
Amortization	(789)	(1,121)	(1,537)
Impairment recovery	—	—	793

End of year	$2,398	$2,423	$3,197

Loans serviced for others that have servicing rights capitalized	$551,819	$544,112	$596,390

The activity in the valuation allowance for capitalized mortgage servicing rights during the three years ended December 31, 2006 follows:

	2006	2005	2004

	(In thousands)

Valuation allowance, beginning of year	$—	$—	$793
Impairment provision	—	—	—
Impairment recovery	—	—	(793)

Valuation allowance, end of year	$—	$—	$—

The fair value of mortgage servicing rights (MSRs) was estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration the expected prepayment rates, discount rates, servicing costs and other economic factors that are based on current market conditions. The prepayment speed and the discount rate are the most significant factors affecting the MSR valuation. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. Expected loan prepayment rates are validated by a third-party model. At December 31, 2006, the weighted average constant prepayment rate used was 20% and the discount rate was 8%.

During 2006 and 2005, the Corporation did not record an impairment provision as there was no decline in the estimated fair value of MSRs compared to the recorded book value. During 2004, the Corporation recovered the impairment valuation allowance of $0.79 million, as the estimated fair value of the MSRs at December 31, 2004 exceeded the book value (original cost less accumulated amortization) of MSRs.

NOTE F — LOANS

The following summarizes loans as of December 31:

	2006	2005

	(In thousands)

Commercial	$545,591	$517,852
Real estate commercial	726,554	704,684
Real estate construction	145,933	158,376
Real estate residential	835,263	785,160
Consumer	554,319	540,623

Total loans	$2,807,660	$2,706,695

Total loans at December 31, 2006 were $2.81 billion. This includes total loans of $64 million acquired in the acquisition of two branch bank offices in August 2006. The loans acquired were comprised of $6 million in commercial loans, $13 million in real estate commercial loans, $38 million in real estate residential loans and $7 million in consumer loans. During December 2006, the Corporation sold $14 million of the real estate residential loans acquired in this transaction and recognized gains totaling approximately $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Corporation’s subsidiary bank has extended loans to its directors, executive officers and their affiliates. The aggregate loans outstanding to the directors, executive officers and their affiliates totaled approximately $22.1 million at December 31, 2006 and $54.3 million at December 31, 2005. During 2006, there were approximately $7.9 million of new loans and other additions, while repayments and other reductions totaled approximately $40.1 million.

Loans held for sale were $5.7 million at December 31, 2006, $3.5 million at December 31, 2005 and $2.1 million at December 31, 2004.

Changes in the allowance for loan losses were as follows for the years ended December 31:

	2006	2005	2004

	(In thousands)

Balance at beginning of year:	$34,148	$34,166	$33,179
Loan charge-offs	(6,645)	(4,986)	(3,963)
Loan recoveries	995	683	1,131

Net loan charge-offs	(5,650)	(4,303)	(2,832)
Provision for loan losses	5,200	4,285	3,819
Allowance of business acquired	400	—	—

Balance at end of year	$34,098	$34,148	$34,166

A summary of nonperforming loans at December 31 follows:

	2006	2005	2004

	(In thousands)

Nonaccrual loans:
Commercial	$10,245	$3,133	$3,245
Real estate commercial	4,394	2,950	1,343
Real estate construction	1,728	3,741	—
Real estate residential	2,887	3,853	3,133
Consumer	985	884	676

Total nonaccrual loans	20,239	14,561	8,397
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	1,693	825	106
Real estate commercial	2,232	2,002	—
Real estate construction	174	—	—
Real estate residential	1,158	1,717	1,023
Consumer	1,414	592	524

Total accruing loans contractually past due 90 days or more as to interest or principal payments	6,671	5,136	1,653

Total nonperforming loans	$26,910	$19,697	$10,050

Interest income totaling $0.7 million was recorded on nonaccrual loans in 2006, $0.6 million in 2005 and $0.3 million in 2004. Additional interest that would have been recorded on these loans had they been current in accordance with their original terms was $1.1 million in 2006, $0.5 million in 2005 and $0.4 million in 2004.

continued on next page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F — LOANS (CONTINUED)

A summary of impaired loans and the related valuation allowance follows:

	Impaired Loans			Valuation Allowance

	2006	2005	2004	2006	2005	2004

	(In thousands)

Balances — December 31:
Impaired loans with valuation allowance	$3,770	$5,067	$804	$912	$1,284	$379
Impaired loans with no valuation allowance	16,063	4,757	3,762	—	—	—

Total impaired loans	$19,833	$9,824	$4,566	$912	$1,284	$379

Average balance of impaired loans during the year	$14,586	$5,120	$4,237

NOTE G — PREMISES AND EQUIPMENT

A summary of premises and equipment follows:

	December 31,
	2006	2005

	(In thousands)

Land	$9,427	$8,992
Buildings	65,290	60,565
Equipment	37,271	35,594

	111,988	105,151
Accumulated depreciation	(62,513)	(60,093)

Total	$49,475	$45,058

The Corporation purchased a building in 2006 for $1.2 million that it had previously leased under a fifteen-year capital lease agreement. At December 31, 2005, the gross amount of this capitalized lease was $1.4 million and the accumulated amortization was $0.28 million. Additionally, assets totaling $0.92 million were acquired in the 2006 branch transaction.

NOTE H — DEPOSITS

A summary of deposits follows:

	December 31,
	2006	2005

	(In thousands)

Noninterest-bearing demand	$551,177	$542,014
Interest-bearing demand	523,287	528,660
Savings	684,374	763,526
Time deposits over $100,000	355,681	309,697
Other time deposits	783,566	675,983

Total	$2,898,085	$2,819,880

Total deposits at December 31, 2006 were $2.90 billion. This includes total deposits of $47 million assumed in the acquisition of two branch bank offices in August 2006.

Excluded from total deposits are demand deposit account overdrafts (overdrafts), which have been classified as loans. At December 31, 2006 and 2005, overdrafts totaled $2.4 million and $3.8 million, respectively. Time deposits with remaining maturities less than one year were $1.023 billion at December 31, 2006. Time deposits with remaining maturities of one year or more were $116.3 million at December 31, 2006. The maturities of these time deposits are as follows: $81.5 million in 2008, $20.5 million in 2009, $10.4 million in 2010, $0.8 million in 2011 and $3.1 million thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I — NONINTEREST INCOME

The following schedule includes the major components of noninterest income during the past three years:

	Years Ended December 31,
	2006	2005	2004

	(In thousands)

Service charges on deposit accounts	$20,993	$20,371	$19,301
Trust and investment services revenue	7,906	7,909	7,396
Other fees for customer services	3,068	2,363	2,121
ATM and network user fees	2,707	2,726	2,541
Investment fees	2,472	1,877	598
Insurance commissions	778	917	1,335
Mortgage banking revenue	1,742	1,663	3,328
Gains on sale of acquired loans	1,053	—	—
Investment securities net gains (losses)	(1,330)	541	1,367
Other	758	853	1,342

Total Noninterest Income	$40,147	$39,220	$39,329

NOTE J — OPERATING EXPENSES

The following schedule includes the major categories of operating expenses during the past three years:

	Years Ended December 31,
	2006	2005	2004

	(In thousands)

Salaries and wages	$44,959	$44,304	$44,763
Employee benefits	11,053	12,462	12,734
Occupancy	9,534	9,421	9,165
Equipment	9,168	8,867	8,955
Postage and courier	2,599	2,559	3,123
Supplies	1,335	1,145	1,082
Professional fees	3,062	3,736	2,841
Outside processing/service fees	1,815	1,347	1,000
Michigan single business tax	1,391	2,012	1,645
Advertising and marketing	1,645	1,720	1,659
Intangible asset amortization	2,087	2,152	2,273
Telephone	1,868	1,696	1,797
Loan and collection	2,482	1,359	1,064
Other	4,876	5,683	6,368

Total Operating Expenses	$97,874	$98,463	$98,469

NOTE K — FEDERAL INCOME TAXES

The provision for federal income taxes is less than that computed by applying the federal statutory income tax rate of 35%, primarily due to tax-exempt interest on investment securities and loans during years 2006, 2005 and 2004, and also due to the reversal of federal income tax reserves upon the reassessment of required tax accruals in years 2006 and 2005. For the years ended December 31, 2006 and 2005, net federal income tax benefits of $0.23 million and $0.94 million, respectively, were recorded based on the regular reassessment of required tax accruals. The differences between the provision for federal income continued on next page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K — FEDERAL INCOME TAXES (CONTINUED)

taxes, computed at the federal statutory income tax rate, and the amounts recorded in the consolidated financial statements are shown in the following analysis for the years ended December 31:

	2006	2005	2004

	(In thousands)

Tax at statutory rate	$24,258	$27,413	$29,636
Changes resulting from:
Tax-exempt interest income	(1,295)	(923)	(876)
Other, net	(498)	(1,045)	(767)

Provision for federal income taxes	$22,465	$25,445	$27,993

The effective federal income tax rate for the years ended December 31, 2006, 2005 and 2004 were 32.4%, 32.5% and 33.1%, respectively.

The provision for federal income taxes consisted of the following for the years ended December 31:

	2006	2005	2004

	(In thousands)

Current	$22,882	$25,378	$26,878
Deferred	(417)	67	1,115

Total	$22,465	$25,445	$27,993

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant temporary differences that comprise the deferred tax assets and liabilities of the Corporation were as follows as of December 31:

	2006	2005

	(In thousands)

Deferred tax assets:
Allowance for loan losses	$11,798	$11,761
Accrued expenses	1,164	2,132
Investment securities available for sale	2,142	3,536
Employee benefit plans	427	—
Core deposit intangible assets	856	672
Other	2,098	1,807

Total deferred tax assets	18,485	19,908
Deferred tax liabilities:
Premises and equipment	—	545
Employee benefit plans	—	2,217
Mortgage servicing rights	839	848
Goodwill	1,970	1,530
Prepaid expenses	804	221
Other	1,203	911

Total deferred tax liabilities	4,816	6,272

Net deferred tax assets	$13,669	$13,636

Federal income tax expense (benefit) applicable to net gains (losses) on investment securities transactions was $(0.47) million in 2006, $0.19 million in 2005 and $0.26 million in 2004, and is included in the provision for federal income taxes on the consolidated statements of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L — PENSION AND OTHER POSTRETIREMENT BENEFITS

The Corporation has a noncontributory defined benefit pension plan (Pension Plan) covering certain salaried employees. Effective June 30, 2006, benefits under the Pension Plan were frozen for approximately two-thirds of the Corporation’s salaried employees. Pension benefits continued unchanged for the remaining salaried employees. Normal retirement benefits under the Pension Plan are based on years of vested service and the employee’s average annual pay for the five highest consecutive years during the ten years preceding retirement, except for employees whose benefits were frozen. Benefits, for employees with less than fifteen years of service or whose age plus years of service were less than sixty-five at June 30, 2006, will be based on years of vested service at June 30, 2006 and generally the average of the employee’s salary for the five years ended June 30, 2006. Pension Plan contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future, for employees whose benefits were not frozen at June 30, 2006. As a result of the Pension Plan being partially frozen, the Corporation recognized a curtailment gain of $0.11 million in 2006. Employees hired after June 30, 2006 and employees affected by the partial freeze of the Pension Plan began receiving four percent of their eligible pay as a contribution to their 401(k) Savings Plan account on July 1, 2006.

The assets of the Pension Plan are invested by the trust and investment management services department of the Corporation’s bank subsidiary, Chemical Bank. The investment policy and allocation of the assets of the pension trust were approved by the Compensation and Pension Committee of the board of directors of the Corporation.

The assets of the Pension Plan are invested in a diversified portfolio of U.S. Government Treasury notes, U.S. Government agency notes, high quality corporate bonds and equity securities (primarily blue chip stocks) and equity-based mutual funds. International stocks are also allowable investments of the Pension Plan. The notes and the bonds purchased are rated A or better by the major bond rating companies and mature within five years from the date of purchase. The stocks are diversified among the major economic sectors of the market and are selected based on balance sheet strength, expected earnings growth, the management team, and position within their industries, among other characteristics.

The Pension Plan’s asset allocation by asset category at December 31 was as follows:

Asset Category	2006	2005

Equity securities	61%	60%
Debt securities	33	31
Other	6	9

Total	100%	100%

As of December 31, 2006, based upon current market conditions, the Corporation’s strategy was to maintain equity securities between 60% and 70% of Pension Plan assets and the “Other” category was expected to be maintained at less than 10% of Pension Plan assets. As of December 31, 2006 and December 31, 2005, equity securities included 211,395 shares of the Corporation’s common stock. During 2006, $0.23 million in cash dividends were paid on the Corporation’s common stock held by the Pension Plan. The fair value of the Corporation’s common stock held in the Pension Plan was $7.0 million at December 31, 2006 and $6.7 million at December 31, 2005, and represented 8.8% of Pension Plan assets at December 31, 2006 and 2005.

continued on next page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L — PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

The following table sets forth the changes in the projected benefit obligation and plan assets of the Corporation’s Pension Plan:

	2006	2005

	(In thousands)

Projected benefit obligation:
Benefit obligation at beginning of year	$84,772	$75,367
Service cost	3,177	4,879
Interest cost	4,452	4,273
Net actuarial (gain) loss	(9,993)	2,797
Benefits paid	(2,864)	(2,544)
Curtailment obligation	(3,964)	—

Benefit obligation at end of year	75,580	84,772

Fair value of plan assets:
Beginning fair value	76,155	71,937
Actual return on plan assets	6,582	698
Employer contributions	—	6,064
Benefits paid	(2,864)	(2,544)

Fair value of plan assets at end of year	79,873	76,155

Funded (unfunded) status of the plan	4,293	(8,617)
Unrecognized net actuarial loss	8,581	23,550
Unrecognized prior service benefit	(26)	(147)

Prepaid benefit cost before adjustment to accumulated other comprehensive loss	12,848	14,786
Additional liability under SFAS 158	(8,555)	—

Prepaid benefit cost — Pension Plan	$4,293	$14,786

The Corporation’s accumulated benefit obligation as of December 31, 2006 and 2005 for the Pension Plan was $66.6 million and $66.2 million, respectively.

During 2006, the Corporation did not make any contributions to the Pension Plan. The 2007 minimum required Pension Plan contribution, as prescribed by the Internal Revenue Code, was estimated at zero. The Corporation does not anticipate making a contribution to the Pension Plan in 2007 as the Pension Plan was overfunded at December 31, 2006.

Weighted-average rate assumptions of the Pension Plan follow:

	2006	2005	2004

Discount rate used in determining benefit obligations — December 31	6.00%	5.60%	5.75%
Discount rate used in determining pension expense(1)	6.00	5.75	6.00
Expected long-term return on Pension Plan assets	7.00	8.00	8.00
Rate of compensation increase	4.25	5.00	5.00

(1)	The Pension Plan discount rate was 5.60% from January 1 through May 31, 2006. The discount rate was changed to 6.25% effective June 1, 2006 in conjunction with the partial freeze of the Pension Plan, resulting in an average discount rate of 6.00% in 2006.

Net periodic pension cost of the Pension Plan consisted of the following for the years ended December 31:

	2006	2005	2004

	(In thousands)

Service cost	$3,177	$4,879	$4,495
Interest cost	4,452	4,273	4,099
Expected return on plan assets	(5,853)	(5,845)	(5,422)
Amortization of prior service benefit	(13)	(24)	(36)
Amortization of unrecognized net loss	282	473	372
Curtailment gain	(108)	—	—

Pension expense	$1,937	$3,756	$3,508

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents estimated future Pension Plan benefit payments (in thousands):

2007	$2,886
2008	3,226
2009	3,448
2010	3,946
2011	4,156
2012 - 2016	25,332

Total	$42,994

The Corporation also maintains a supplemental defined benefit pension plan, the Chemical Financial Corporation Supplemental Pension Plan (Supplemental Plan). The Internal Revenue Code limits both the amount of eligible compensation for benefit calculation purposes and the amount of annual benefits that may be paid from a tax-qualified retirement plan. As permitted by the Employee Retirement Income Security Act of 1974, the Corporation established the Supplemental Plan that provides payments to certain executive officers of the Corporation, as determined by the Compensation and Pension Committee, the benefits to which they would have been entitled, calculated under the provisions of the Pension Plan, as if the limits imposed by the Internal Revenue Code did not apply.

The following table sets forth the changes in the benefit obligation and plan assets of the Supplemental Plan:

	2006	2005

	(In thousands)

Projected benefit obligation:
Benefit obligation at beginning of year	$789	$674
Service cost	21	15
Interest cost	43	38
Net actuarial (gain) loss	(180)	103
Benefits paid	(41)	(41)

Benefit obligation at end of year	632	789

Fair value of plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	41	41
Benefits paid	(41)	(41)

Fair value of plan assets at end of year	—	—

Unfunded status of the plan	632	789
Unrecognized net actuarial gain (loss)	79	(102)

Accrued benefit cost before adjustment to accumulated other comprehensive loss	711	687
Reduction of liability under SFAS 158	(79)	—

Liability for Supplemental Plan benefits	$632	$687

The Supplemental Plan’s accumulated benefit obligation as of December 31, 2006 and 2005 was $0.53 million and $0.71 million, respectively.

Weighted-average rate assumptions of the Supplemental Plan follow:

	2006	2005	2004

Discount rate used in determining benefit obligations — December 31	6.00%	5.60%	5.75%
Discount rate used in determining pension expense	5.60	5.75	6.00
Rate of compensation increase	4.25	5.00	5.00

continued on next page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L — PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

Net periodic pension cost of the Supplemental Plan consisted of the following for the years ended December 31:

	2006	2005	2004

	(In thousands)

Service cost	$21	$15	$16
Interest cost	43	38	35
Amortization of unrecognized net loss	2	—	—

Pension expense	$66	$53	$51

The following table presents estimated future Supplemental Plan benefit payments (in thousands):

2007	$41
2008	40
2009	40
2010	39
2011	40
2012 - 2016	234

Total	$434

The Corporation has a postretirement benefit plan (Postretirement Plan) that provides medical benefits, and dental benefits through age 65, to a small portion of its active employees, to employees who retired through December 31, 2001 and others who were provided eligibility via acquisitions. Through December 31, 2001, eligibility for such benefits was age 55 with at least ten years of service with the Corporation. Effective January 1, 2002, the Corporation adopted a revised retiree medical program (Postretirement Plan), which substantially reduced the future obligation of the Corporation for retiree medical and dental costs. Retirees and certain employees that met age and service requirements as of December 31, 2001 were grandfathered under the Postretirement Plan. As of December 31, 2006, the Postretirement Plan included 29 active employees that were in the grandfathered group and 115 retirees. The majority of the retirees are required to make contributions toward the cost of their benefits based on their years of credited service and age at retirement. All 29 active employees are currently eligible to receive benefits and will be required to make contributions toward the cost of their benefits upon retirement. Retiree contributions are generally adjusted annually. The accounting for these postretirement benefits anticipates changes in future cost-sharing features such as retiree contributions, deductibles, copayments and coinsurance. The Corporation reserves the right to amend, modify or terminate these benefits at any time. Employees who retire at age 55 or older and have at least ten years of service with the Corporation are provided access to the Corporation’s group health insurance coverage for the employee and a spouse, with no employer subsidy, and are not considered participants in the Postretirement Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth changes in the Corporation’s Postretirement Plan benefit obligation:

	2006	2005

	(In thousands)

Accumulated postretirement benefit obligation:
Benefit obligation at beginning of year	$5,427	$5,328
Interest cost	271	281
Net actuarial (gain) loss	(613)	112
Benefits paid, net of retiree contributions	(306)	(294)

Benefit obligation at end of year	4,779	5,427

Fair value of plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions, net of retiree contributions	306	294
Benefits paid, net of retiree contributions	(306)	(294)

Fair value of plan assets at end of year	—	—

Unfunded status of the plan	4,779	5,427
Unrecognized net actuarial loss	(1,095)	(1,710)
Unrecognized prior service credit	1,921	2,246

Accrued postretirement benefit cost before adjustment to accumulated other comprehensive loss	5,605	5,963
Reduction of liability under SFAS 158	(826)	—

Liability for Postretirement Plan benefits	$4,779	$5,963

Net periodic postretirement benefit cost of the Postretirement Plan consisted of the following for the years ended December 31:

	2006	2005	2004

	(In thousands)

Service cost	$—	$—	$30
Interest cost	271	281	316
Amortization of prior service credit	(325)	(324)	(324)
Amortization of unrecognized net loss	56	61	324

Pension expense	$2	$18	$346

The estimated gains/costs that will be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year for the Postretirement Plan include $0.3 million of prior service credit as a gain and an immaterial net loss as a cost.

The following table presents estimated future retiree plan benefit payments under the Postretirement Plan (in thousands):

2007	$353
2008	371
2009	382
2010	388
2011	391
2012 - 2016	1,891

Total	$3,776

Weighted-average rate assumptions of the Postretirement Plan follow:

	2006	2005	2004

Discount rate used in determining the accumulated postretirement benefit obligation — December 31	6.00%	5.60%	5.75%
Discount rate used in determining periodic postretirement benefit cost	5.60	5.75	6.00
Year 1 increase in cost of postretirement benefits	9.00	10.50	10.00

continued on next page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L — PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

For measurement purposes, the annual rates of increase in the per capita cost of covered health care benefits and dental benefits for 2007 were each assumed at 9.0%. These rates were assumed to decrease gradually to 5.0% in 2011 and remain at that level thereafter.

The assumed health care and dental cost trend rates could have a significant effect on the amounts reported. A one percentage-point change in these rates would have the following effects:

	One Percentage-	One Percentage-
	Point Increase	Point Decrease

	(In thousands)

Effect on total of service and interest cost components in 2006	$27	$(23)
Effect on postretirement benefit obligation as of December 31, 2006	469	(410)

The measurement date used to determine the Pension Plan, Supplemental Plan and Postretirement Plan benefit amounts disclosed herein was December 31 of each year.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans:”
In September 2006, the FASB issued SFAS No. 158. The Corporation adopted SFAS 158 on December 31, 2006, as required. The purpose of SFAS 158 is to improve the overall financial statement presentation of pension and other postretirement plans, but does not impact the determination of the net periodic benefit cost or measurement of plan assets or obligations. SFAS 158 requires companies to recognize the over- or under-funded status of each plan as an asset or liability as measured by the difference between the fair value of the plan assets and the benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). The impact of the adoption of SFAS 158 on the consolidated statement of financial position and accumulated other comprehensive loss at December 31, 2006 is summarized in the following table:

Incremental Effect of Applying SFAS 158
on Individual Line Items in the Statement of Financial Position
December 31, 2006

	Before Application of		After Application of
	SFAS 158	Adjustment	SFAS 158

	(In thousands)

Interest receivable and other assets	$59,197	$(5,878)	$53,319
Total assets	3,795,125	(5,878)	3,789,247
Interest payable and other liabilities	30,140	(905)	29,235
Total liabilities	3,282,266	(905)	3,281,361
Accumulated other comprehensive loss	3,977	4,973	8,950
Total shareholders’ equity	512,859	(4,973)	507,886

Prepaid benefit cost — Pension Plan(1)	$12,848	$(8,555)	$4,293
Deferred income tax asset(1)	10,992	2,677	13,669
Liability for Supplemental Plan benefits(2)	711	(79)	632
Liability for Postretirement Plan benefits(2)	5,605	(826)	4,779

(1)	Included in interest receivable and other assets in the consolidated statement of financial position.

(2)	Included in interest payable and other liabilities in the consolidated statement of financial position.

401(k) Savings Plan:
The Corporation’s 401(k) Savings Plan provides an employer match, in addition to a 4% contribution for certain employees, who are not grandfathered under the Pension Plan discussed above. The 401(k) Savings Plan is available to all regular employees and provides employees with tax deferred salary deductions and alternative investment options. The Corporation matches 50% of the participants’ elective deferrals on the first 4% of the participants’ base compensation. The 401(k) Savings Plan provides employees with the option to invest in the Corporation’s common stock. The Corporation’s match under the 401(k) Savings Plan was $0.61 million in 2006, $0.53 million in 2005 and $0.52 million in 2004. Employer contributions to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the 401(k) Savings Plan for the 4% benefit for employees who are not grandfathered under the Pension Plan, previously discussed, totaled $0.57 million in 2006. The combined amount of the employer match and 4% contribution to the 401(k) Savings Plan totaled $1.18 million in 2006, $0.53 million in 2005 and $0.52 million in 2004.

NOTE M — SHORT-TERM BORROWINGS

					Maximum
		Weighted Average	Average Amount	Weighted Average	Outstanding
	Ending	Interest Rate At	Outstanding	Interest Rate	at any
	Balance	Year-End	During Year	During Year	Month-End

	(Dollars in thousands)

December 31, 2006:
Securities sold under agreements to repurchase	$178,969	3.91%	$152,003	3.66%	$178,969
Reverse repurchase agreements	—	—	4,109	3.74	10,000
Short-term FHLB advances	30,000	5.28	52,055	5.20	125,000

Total short-term borrowings	$208,969	4.13%	$208,167	4.05%	$313,969

December 31, 2005:
Securities sold under agreements to repurchase	$125,598	2.76%	$107,634	2.01%	$127,613
Reverse repurchase agreements	10,000	3.64	5,890	3.66	10,000
Short-term FHLB advances	68,000	4.41	16,011	4.02	68,000

Total short-term borrowings	$203,598	3.35%	$129,535	2.33%	$205,613

December 31, 2004:
Securities sold under agreements to repurchase	$101,834	1.10%	$90,016	0.65%	$101,834
Short-term FHLB advances	—	—	8,333	1.38	10,000

Total short-term borrowings	$101,834	1.10%	$98,349	0.71%	$111,834

The carrying value of investment securities, which are reported on the consolidated statements of financial position as “Investment securities: Available for sale,” securing securities sold under agreements to repurchase and reverse repurchase agreements at December 31, 2006, 2005 and 2004 were $193.1 million, $152.1 million and $119.6 million, respectively.

NOTE N — FEDERAL HOME LOAN BANK ADVANCES — LONG-TERM

Long-term FHLB advances outstanding as of December 31, 2006 and 2005 are presented below. Classifications are based on original maturities.

	December 31, 2006		December 31, 2005

		Weighted Average		Weighted Average
	Ending	Interest Rate	Ending	Interest Rate
	Balance	At Year-End	Balance	At Year-End

	(Dollars in thousands)

FHLB advances — long-term:
Bullet fixed-rate advances	$65,072	4.76%	$93,765	3.45%
Convertible fixed-rate advances	80,000	5.68	103,000	5.44

Total FHLB advances — long-term	$145,072	5.26%	$196,765	4.49%

The FHLB advances, short-term and long-term, are collateralized by a blanket lien on qualified one- to four-family residential mortgage loans. At December 31, 2006, the carrying value of these loans was $802 million. FHLB advances totaled $175.1 million at December 31, 2006, comprised of $30 million in short-term advances and $145.1 million in long-term continued on next page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N — FEDERAL HOME LOAN BANK ADVANCES — LONG-TERM (CONTINUED)

advances. The Corporation’s additional borrowing availability, subject to the FHLB’s credit requirements and policies, through the FHLB at December 31, 2006, based on the amount of FHLB stock owned, was $148 million.

For the convertible fixed-rate advances, the FHLB has the option to convert the advance to a variable rate each quarter. The Corporation has the option to prepay, without penalty, the FHLB convertible fixed-rate advance only when the FHLB exercises its option to convert it to a variable-rate advance. During 2006, the FHLB exercised this option on two advances totaling $20 million. The Corporation chose to prepay both of these advances in 2006. Prepayments of fixed-rate advances are subject to prepayment penalties under the provisions and conditions of the credit policy of the FHLB. The Corporation did not incur any prepayment penalties in 2006, 2005 or 2004.

The scheduled principal reductions on FHLB advances — long-term outstanding at December 31, 2006 were as follows (in thousands):

2007	$15,023
2008	80,024
2009	10,025
2010	40,000

Total	$145,072

NOTE O — SHAREHOLDERS’ EQUITY

On April 22, 2005, the Corporation announced that the board of directors authorized management to repurchase up to 500,000 shares of the Corporation’s common stock. The repurchased shares are available for later reissue in connection with potential future stock dividends, the Corporation’s dividend reinvestment plan, employee benefit plans and other general corporate purposes. This authorization replaced all prior share repurchase authorizations. Shares repurchased under this authorization totaled 318,558 in 2006. At December 31, 2006, 54,542 shares of common stock were available for repurchase under the April 2005 authorization.

NOTE P — GOODWILL

Goodwill was $70.1 million and $63.3 million at December 31, 2006 and 2005, respectively. Goodwill increased $6.8 million due to the 2006 branch transaction. The Corporation’s goodwill impairment review is performed annually by management and is additionally reviewed by an independent third party appraisal firm. The income and fair value approach methodologies were utilized by the appraisal firm to estimate the value of the Corporation’s goodwill. The income approach quantifies the present value of future economic benefits by capitalizing or discounting the cash flows of a business. This approach considers projected dividends, earnings, dividend paying capacity and future residual value. The fair value approach estimates the value of the entity by comparing it to similar companies that have recently been acquired or companies that are publicly traded on an organized exchange. The estimate of fair value includes a comparison of the financial condition of the entity against the financial characteristics and pricing information of comparable companies. Based on the results of these valuations, the Corporation’s goodwill was not impaired at December 31, 2006 or 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q — ACQUIRED INTANGIBLE ASSETS

The following tables set forth the carrying amounts, accumulated amortization and amortization expense of acquired intangible assets (in thousands):

	December 31, 2006
	Original	Accumulated	Carrying
	Amount	Amortization	Amount

Core deposit intangibles	$21,956	$15,577	$6,379

	December 31, 2005
	Original	Accumulated	Carrying
	Amount	Amortization	Amount

Core deposit intangibles	$19,269	$13,666	$5,603
Other	690	514	176

During 2006, core deposit intangibles increased $2.7 million due to the 2006 branch transaction. The average amortization period for the core deposit intangibles added in 2006 was ten years. There were no additions of acquired intangible assets during 2005.

Amortization expense for the years ended December 31 follows (in thousands):

2006	$2,087
2005	2,152
2004	2,273

Estimated amortization expense for the years ended December 31 follows (in thousands):

2007	$1,757
2008	1,513
2009	689
2010	441
2011	377
2012 and thereafter	1,602

Total	$6,379

NOTE R — STOCK-BASED COMPENSATION

Stock Options:
The Corporation maintains stock-based employee compensation plans, under which it periodically has granted stock options for a fixed number of shares with an exercise price equal to the market value of the shares on the date of grant. Prior to January 1, 2006, the Corporation accounted for these options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (Opinion 25), and related interpretations, as permitted by SFAS 123. No stock-based employee compensation cost was recognized in the consolidated statements of income for years ended prior to December 31, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Corporation adopted SFAS 123(R) using the modified-prospective transition method. Under that transition method, compensation cost recognized during 2006 includes compensation cost for all share-based payments (stock options) granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for the prior periods have not been restated.

The resulting fair value of share-based awards is recognized as compensation expense on a straight-line basis over the vesting period for awards granted prior to the adoption of SFAS 123(R), and over the requisite service period for awards granted after the adoption of SFAS 123(R). The requisite service period is the shorter of the vesting period or the period to retirement eligibility. Forfeitures have been insignificant historically and are expected to continue to be insignificant.

continued on next page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R — STOCK-BASED COMPENSATION (CONTINUED)

As a result of adopting SFAS 123(R) on January 1, 2006, the Corporation recognized compensation expense related to stock options for the year ended December 31, 2006 of twelve thousand dollars. Basic and diluted earnings per share for the year ended December 31, 2006 did not change as a result of the Corporation adopting SFAS 123(R). The Corporation reported basic and diluted earnings per share of $1.88 for the year ended December 31, 2006. The impact of the adoption of SFAS 123(R) was decreased as a result of the acceleration of the vesting of options to purchase 167,527 shares of the Corporation’s common stock in December 2005. The acceleration of the vesting of these options reduced non-cash compensation expense in 2006 by approximately $0.61 million. In addition, the board of directors granted options to purchase 177,450 shares of common stock in December 2005 that became immediately vested. These options had a grant date fair value of $1.66 million. As the 177,450 options granted in December 2005 were vested as of December 31, 2005, the Corporation will not recognize future non-cash compensation expense in conjunction with these options.

SFAS 123(R) requires the cash flows realized from the tax benefits of exercised stock option awards that result from actual tax deductions in excess of the recorded tax benefits related to the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, $0.22 million of tax benefit was classified as a financing cash flow on the consolidated statement of cash flows for the year ended December 31, 2006, that would have been classified as an operating cash flow prior to the adoption of SFAS 123(R).

The weighted average fair values of options granted during 2005 and 2004 were $9.34 and $11.53 per share, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004

Expected dividend yield	3.20%	2.50%
Expected stock volatility	33.00	32.60
Risk-free interest rate	4.45	3.14
Expected life of options — in years	7.00	7.00

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model using various assumptions. Expected volatilities are based on historical volatility of the Corporation’s stock over a nine-year period. The Corporation uses historical data to estimate option exercise behavior and employee terminations within the valuation model. The expected term of options represents the period of time that options granted are expected to be outstanding and is based primarily upon historical experience. The risk-free interest rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of grant.

Because of the unpredictability of the assumptions required, the Black-Scholes model, or any other valuation model, is incapable of accurately predicting the Corporation’s stock price or of placing an accurate present value on options to purchase its stock. In addition, the Black-Scholes model was designed to approximate value for types of options that are very different from those issued by the Corporation. In spite of any theoretical value that may be placed on a stock option grant, no value is possible under options issued by the Corporation without an increase in the market value of the Corporation’s stock.

Stock Option Plans:
The Corporation’s Stock Incentive Plan of 1997 (1997 Plan), which was shareholder-approved, permitted the grant of options to purchase shares of common stock to its employees. As of December 31, 2006, there were no shares available for future grant under the 1997 Plan, by action of the board of directors in December 2006.

Effective January 17, 2006, as approved by the Corporation’s shareholders at the 2006 annual meeting of shareholders held April 17, 2006, the Corporation established the Stock Incentive Plan of 2006 (2006 Plan). The 2006 Plan permits the grant and award of stock options, restricted stock, restricted stock units, stock awards, other stock-based and stock-related awards and stock appreciation rights (incentive awards). Subject to certain anti-dilution and other adjustments, 1,000,000 shares of the Corporation’s common stock are available for incentive awards under the 2006 Plan. At December 31, 2006, there were 1,000,000 shares available for future issuance under the 2006 Plan.

Key employees of the Corporation and its subsidiaries, as the Compensation and Pension Committee of the board of directors may select from time to time, are eligible to receive awards under the 2006 Plan. No employee of the Corporation may receive

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

any awards under the 2006 Plan while the employee is a member of the Compensation and Pension Committee. The 2006 Plan provides for accelerated vesting if there is a change in control of the Corporation as defined in the 2006 Plan. Option awards can be granted with an exercise price equal to no less than the market price of the Corporation’s stock at the date of grant and the Corporation expects option awards generally to vest from one to five years from the date of grant. Dividends are not paid on unexercised options.

During 2006, the board of directors approved stock awards totaling 1,363 shares to be issued in 2007. The awards had a value of $32.88 per share based on the closing price of the Corporation’s stock on the date the board of directors approved the awards. Compensation expense of less than fifty thousand dollars was recognized in 2006 for these stock awards.

A summary of stock option activity during the three years ended December 31, 2006 is presented below:

		Weighted	Weighted-Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Terms	Intrinsic Value
	Options	Per Share	(In years)	(In thousands)

Outstanding — January 1, 2004	638,520	$24.26
Activity during 2004:
Granted	188,738	39.69
Exercised	(195,695)	18.57
Cancelled	(5,548)	22.15

Outstanding — December 31, 2004	626,015	30.73
Activity during 2005:
Granted	177,450	32.28
Exercised	(50,562)	22.53
Cancelled	(7,475)	33.33

Outstanding — December 31, 2005	745,428	31.63
Activity during 2006:
Granted	—	—
Exercised	(97,896)	21.75
Cancelled	(6,038)	30.92

Outstanding — December 31, 2006	641,494	$33.15	6.76	$1,442
Exercisable/vested at December 31, 2006	636,257	$33.19	6.77	$1,413

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable

	Weighted				Weighted
	Average		Range of		Average
	Exercise		Exercise		Exercise
Number	Price	Average	Prices	Number	Price
Outstanding	Per Share	Term (1)	Per Share	Exercisable	Per Share

34,845	$23.79	4.36	$23.14 - $25.62	34,845	$23.79
162,459	27.37	3.45	26.17 - 27.78	157,222	27.36
175,600	32.28	8.97	32.28	175,600	32.28
84,840	35.67	6.95	35.67	84,840	35.67
183,750	39.69	7.95	39.69	183,750	39.69

641,494	$33.15	6.76	$23.14 - $39.69	636,257	$33.19

(1)	Weighted average remaining contractual term in years

At December 31, 2006, there were no outstanding options with stock appreciation rights.

The aggregate intrinsic values of outstanding and exercisable options at December 31, 2006 were calculated based on the closing price of the Corporation’s stock on December 31, 2006 of $33.30 per share less the exercise price of these options.

continued on next page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R — STOCK-BASED COMPENSATION (CONTINUED)

Outstanding and exercisable options with intrinsic values less than zero, or “out-of-the-money” options, were not included in the aggregate intrinsic value reported.

The total intrinsic value of stock options exercised during the year ended December 31, 2006 and 2005 was $0.6 million and $0.5 million, respectively.

At December 31, 2006, there was less than ten thousand dollars of total unrecognized compensation cost related to nonvested share-based compensation awards outstanding. This cost will be recognized during the first six months of 2007.

NOTE S — COMMITMENTS AND OTHER MATTERS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan contract. Commitments generally have fixed expiration dates or other termination clauses. Historically, the majority of the commitments of the Corporation’s subsidiary bank have not been drawn upon and, therefore, may not represent future cash requirements. Standby letters of credit are conditional commitments issued generally by the Corporation’s subsidiary bank to guarantee the performance of a customer to a third party. Both arrangements have credit risk essentially the same as that involved in making loans to customers and are subject to the Corporation’s normal credit policies. Collateral obtained upon exercise of commitments is determined using management’s credit evaluation of the borrowers and may include real estate, business assets, deposits and other items. The Corporation’s subsidiary bank at any point in time also has approved but undisbursed loans. The majority of these undisbursed loans will convert to booked loans within a three-month period.

At December 31, 2006, total unused loan commitments, standby letters of credit and undisbursed loans were $402 million, $45 million and $165 million, respectively. At December 31, 2005, total unused loan commitments, standby letters of credit and undisbursed loans were $368 million, $54 million and $169 million, respectively. Mortgage loan commitments to customers, which are included in undisbursed loans, totaled $5.8 million at December 31, 2006 and $5.2 million at December 31, 2005. A significant portion of the unused loan commitments and standby letters of credit outstanding as of December 31, 2006 expire one year from their contract date; however, $43 million of unused loan commitments extend for more than five years.

The Corporation’s unused loan commitments and standby letters of credit have been estimated to have no realizable fair value, as historically the majority of the unused loan commitments have not been drawn upon and generally the Corporation’s subsidiary bank does not receive fees in connection with these agreements.

The Corporation has operating leases and other non-cancelable contractual obligations on buildings, equipment, computer software and other expenses that will require annual payments through 2015, including renewal option periods for those building leases that the Corporation expects to renew. Minimum payments due in each of the next five years and thereafter are as follows (in thousands):

2007	$3,748
2008	1,883
2009	1,274
2010	1,035
2011	278
2012 and thereafter	186

Total	$8,404

Minimum payments include estimates, where applicable, of estimated usage and annual Consumer Price Index increases of approximately 3%.

Total expense recorded under operating leases and other non-cancelable contractual obligations was $3.6 million in 2006 and 2005 and $1.8 million in 2004.

The Corporation and its bank subsidiary are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consulting with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated net income or financial position of the Corporation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE T — REGULATORY CAPITAL AND RESERVE REQUIREMENTS

Banking regulations require that banks maintain cash reserve balances in vault cash, with the Federal Reserve Bank, or with certain other qualifying banks. The aggregate average amount of such legal balances required to be maintained by the Corporation’s subsidiary bank was $26.8 million during 2006 and $27.2 million during 2005. During 2006, the Corporation’s subsidiary bank satisfied its legal reserve requirements almost entirely by maintaining vault cash balances in excess of legal reserve requirements. The Corporation’s subsidiary bank did not maintain significant compensating balances with correspondent banks during 2006 or 2005.

Federal and state banking regulations place certain restrictions on the transfer of assets in the form of dividends, loans or advances from the subsidiary bank to the Corporation. At December 31, 2006, substantially all of the assets of the subsidiary bank were restricted from transfer to the Corporation in the form of loans or advances. Dividends from its subsidiary bank are the principal source of funds for the Corporation. Under the most restrictive of these regulations, the aggregate amount of dividends that can be paid by Chemical Bank to the parent company, without obtaining prior approval from bank regulatory agencies, was $45.9 million as of December 31, 2006. Dividends paid to the Corporation by its bank subsidiary totaled $28.0 million in 2006, $27.0 million in 2005 and $37.6 million in 2004. In addition to the statutory limits, the Corporation considers the overall financial and capital position of the subsidiary bank prior to making any cash dividend decisions.

The Corporation and its subsidiary bank are subject to various regulatory capital requirements administered by federal banking agencies. Under these capital requirements, the subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets and certain off-balance sheet items as calculated under regulatory accounting practices. In addition, capital amounts and classifications are subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require minimum ratios of Tier 1 capital to average assets (Leverage Ratio), and Tier 1 and Total capital to risk-weighted assets. These capital guidelines assign risk weights to on- and off-balance sheet items in arriving at total risk-weighted assets. Minimum capital levels are based upon the perceived risk of various asset categories and certain off-balance sheet instruments.

At December 31, 2006 and 2005, the Corporation’s and its subsidiary bank’s capital ratios exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.” Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets.

The table below compares the Corporation’s and its subsidiary bank’s actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy at December 31, 2006:

	December 31, 2006
			Risk-Based Capital
	Leverage		Tier 1		Total
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in millions)

Corporation’s capital	$440	12%	$440	16%	$474	18%
Required capital — minimum	111	3	108	4	217	8
Required capital — “well capitalized” definition	185	5	163	6	271	10
Chemical Bank’s capital	432	12	432	16	466	17
Required capital — minimum	111	3	108	4	216	8
Required capital — “well capitalized” definition	185	5	162	6	270	10

continued on next page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE T — REGULATORY CAPITAL AND RESERVE REQUIREMENTS (CONTINUED)

	December 31, 2005
			Risk-Based Capital
	Leverage		Tier 1		Total
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in millions)

Corporation’s capital	$438	12%	$438	17%	$471	18%
Required capital — minimum	111	3	106	4	212	8
Required capital — “well capitalized” definition	185	5	159	6	265	10
Chemical Bank’s capital	416	11	416	16	449	17
Required capital — minimum	112	3	106	4	212	8
Required capital — “well capitalized” definition	187	5	159	6	265	10

NOTE U — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (SFAS 107), requires disclosures about the estimated fair values of the Corporation’s financial instruments. The Corporation utilized quoted market prices, where available, to compute the fair values of its financial instruments. In cases where quoted market prices were not available, the Corporation used present value methods to estimate the fair values of its financial instruments. These estimates of fair value are significantly affected by the assumptions made and, accordingly, do not necessarily indicate amounts that could be realized in a current market exchange. It is also the Corporation’s general practice and intent to hold the majority of its financial instruments until maturity and, therefore, the Corporation does not expect to realize the estimated amounts disclosed.

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

Cash and cash due from banks:
The carrying amounts reported in the consolidated statements of financial position for cash and cash due from banks approximate their fair values.

Interest-bearing deposits with unaffiliated banks and federal funds sold:
The carrying amounts reported in the consolidated statements of financial position for interest-bearing deposits with unaffiliated banks and federal funds sold approximate their fair values.

Investment securities:
Fair values for investment securities are based on quoted market prices.

Other securities:
The carrying amounts reported in the consolidated statements of financial position for other securities approximate their fair values.

Loans held for sale:
The carrying amounts reported in the consolidated statements of financial position for loans held for sale approximate their fair values.

Loans:
For variable interest rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair values for fixed-interest rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The resulting amounts are adjusted to estimate the effect of declines in the credit quality of borrowers after the loans were originated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest receivable:
The carrying amounts reported in the consolidated statements of financial position for interest receivable approximate their fair values.

Deposit liabilities:
The fair values of deposit accounts without defined maturities, such as interest- and noninterest-bearing checking, savings and money market accounts, are equal to the amounts payable on demand. Fair values for interest-bearing deposits (time deposits) with defined maturities are based on the discounted value of contractual cash flows, using interest rates currently being offered for deposits of similar maturities. The fair values for variable-interest rate certificates of deposit approximate their carrying amounts.

Interest payable:
The carrying amounts reported in the consolidated statements of financial position for interest payable approximate their fair values.

Short-term borrowings:
Short-term borrowings consist of repurchase agreements, reverse repurchase agreements and short-term FHLB advances. Fair value is estimated for repurchase agreements, reverse repurchase agreements and short-term FHLB advances based on the present value of future estimated cash flows using current rates offered to the Corporation for debt with similar terms.

FHLB advances — long-term:
Fair value is estimated based on the present value of future estimated cash flows using current rates offered to the Corporation for debt with similar terms.

Commitments to extend credit, standby letters of credit and undisbursed loans:
The Corporation’s unused loan commitments, standby letters of credit and undisbursed loans have no carrying amount and have been estimated to have no realizable fair value. Historically, a majority of the unused loan commitments have not been drawn upon and, generally, the Corporation does not receive fees in connection with these commitments.

Estimates of fair values have not been made for items that are not defined by SFAS 107 as financial instruments, including such items as the Corporation’s core deposits and the value of its trust and investment management services department. The Corporation believes it is impractical to estimate a representative fair value for these types of assets, even though management believes they add significant value to the Corporation.

The following is a summary of carrying amounts and estimated fair values of financial instrument components of the consolidated statements of financial position at December 31:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In thousands)

Assets:
Cash and cash due from banks	$135,544	$135,544	$145,575	$145,575
Interest-bearing deposits with unaffiliated banks and federal funds sold	55,212	55,212	11,921	11,921
Investment/other securities	637,562	637,170	743,348	742,586
Loans held for sale	5,667	5,667	3,519	3,519
Loans	2,773,562	2,717,617	2,672,547	2,611,577
Interest receivable	17,755	17,755	17,375	17,375
Liabilities:
Deposits without defined maturities	$1,758,838	$1,758,838	$1,834,200	$1,834,200
Time deposits	1,139,247	1,136,374	985,680	982,782
Interest payable	4,828	4,828	3,618	3,618
Short-term borrowings	208,969	208,954	203,598	203,595
FHLB advances — long-term	145,072	145,945	196,765	198,353

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE V — PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial statements of Chemical Financial Corporation (parent company) only follow:

	December 31,
Condensed Statements of Financial Position	2006	2005

	(In thousands)

Assets:
Cash and cash equivalents at subsidiary bank	$9,616	$17,853
Investment securities available for sale	850	5,421
Investment in bank subsidiary	498,859	477,523
Investment in non-bank subsidiaries	—	548
Premises and equipment	5,710	5,975
Goodwill	1,092	1,092
Other assets	320	3,824

Total assets	$516,447	$512,236

Liabilities and Shareholders’ Equity:
Other liabilities	$8,561	$11,171

Total liabilities	8,561	11,171
Shareholders’ equity	507,886	501,065

Total liabilities and shareholders’ equity	$516,447	$512,236

	Years Ended December 31,
Condensed Statements of Income	2006	2005	2004

	(In thousands)

Income:
Cash dividends from bank subsidiary	$28,000	$27,000	$37,620
Cash dividends from non-bank subsidiaries	—	475	—
Interest income from bank subsidiary	593	506	198
Other interest income and dividends	137	213	218
Rental revenue	88	536	536
Net gains on sales of investment securities	—	848	656
Other	9	155	213

Total income	28,827	29,733	39,441
Expenses:
Operating expenses	1,720	4,486	3,938

Total expenses	1,720	4,486	3,938

Income before income taxes and equity in undistributed net income of subsidiaries	27,107	25,247	35,503
Federal income tax benefit	599	1,134	1,047
Equity in undistributed net income of:
Bank subsidiary	19,123	26,717	19,903
Non-bank subsidiaries	15	(220)	229

Net income	$46,844	$52,878	$56,682

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
Condensed Statements of Cash Flows	2006	2005	2004

	(In thousands)

Operating Activities:
Net income	$46,844	$52,878	$56,682
Net gains on sales of investment securities	—	(848)	(656)
Depreciation of fixed assets	328	937	949
Net amortization of investment securities	16	42	33
Equity in undistributed net income of subsidiaries	(19,138)	(26,497)	(20,132)
Net (increase) decrease in other assets	190	(483)	2,588
Net increase (decrease) in other liabilities	(989)	346	(1,927)

Net cash provided by operating activities	27,251	26,375	37,537
Investing Activities:
Capital infusion into subsidiary bank	—	—	(11,600)
Cash assumed in transfer of net assets to subsidiary bank	1,360	—	—
Purchases of premises and equipment, net	(1,132)	(498)	(470)
Purchases of investment securities available for sale	(241)	(1,041)	(4,059)
Proceeds from maturities of investment securities available for sale	100	250	250
Proceeds from sales of investment securities available for sale	—	1,531	3,374

Net cash provided by (used in) investing activities	87	242	(12,505)
Financing Activities:
Cash dividends paid	(27,403)	(26,637)	(25,379)
Proceeds from directors’ stock purchase plan	255	231	219
Proceeds from employees’ exercises of stock options	916	664	3,291
Repurchases of common stock	(9,343)	(3,847)	—

Net cash used in financing activities	(35,575)	(29,589)	(21,869)

Net increase (decrease) in cash and cash equivalents	(8,237)	(2,972)	3,163
Cash and cash equivalents at beginning of year	17,853	20,825	17,662

Cash and cash equivalents at end of year	$9,616	$17,853	$20,825

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE W — SUMMARY OF QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)

The following quarterly information is unaudited. However, in the opinion of management, the information reflects all adjustments, that are necessary for the fair presentation of the results of operation, for the periods presented.

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Interest income	$52,277	$53,391	$55,556	$56,199
Interest expense	18,686	20,174	22,817	23,510

Net interest income	33,591	33,217	32,739	32,689
Provision for loan losses	460	400	1,750	2,590
Net losses on sales of investment securities	—	—	—	(1,330)
Noninterest income
(excluding net losses on sales of investment securities)	9,832	10,518	9,896	11,231
Operating expenses	25,121	25,076	24,196	23,481

Income before income taxes	17,842	18,259	16,689	16,519
Provision for federal income taxes	5,945	6,030	5,199	5,291

Net income	$11,897	$12,229	$11,490	$11,228

Net income per share:
Basic	$0.47	$0.49	$0.46	$0.45
Diluted	0.47	0.49	0.46	0.45

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)

Interest income	$47,960	$49,012	$50,420	$51,912
Interest expense	12,013	13,314	15,274	16,852

Net interest income	35,947	35,698	35,146	35,060
Provision for loan losses	730	730	1,500	1,325
Net gains (losses) on sales of investment securities	1,089	82	3	(633)
Noninterest income
(excluding net gains (losses) on sales of investment securities)	9,091	9,671	10,246	9,671
Operating expenses	24,983	24,763	24,839	23,878

Income before income taxes	20,414	19,958	19,056	18,895
Provision for federal income taxes	6,910	6,743	5,451	6,341

Net income	$13,504	$13,215	$13,605	$12,554

Net income per share:
Basic	$0.54	$0.53	$0.54	$0.50
Diluted	0.53	0.53	0.54	0.50

MARKET FOR CHEMICAL FINANCIAL
CORPORATION COMMON STOCK AND RELATED
SHAREHOLDER MATTERS (UNAUDITED)

MARKET AND DIVIDEND INFORMATION

Chemical Financial Corporation common stock is traded on the Nasdaq Stock Market® under the symbol CHFC. As of December 31, 2006, there were approximately 24.8 million shares of Chemical Financial Corporation common stock issued and outstanding, held by approximately 5,300 shareholders of record. The table below sets forth the range of high and low sales prices for Chemical Financial Corporation common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

	2006		2005
	High	Low	High	Low

First quarter	$33.18	$30.28	$42.50	$31.01
Second quarter	32.45	28.56	33.75	28.55
Third quarter	30.89	28.65	35.95	30.71
Fourth quarter	33.96	29.02	34.00	29.51

The earnings of the Corporation’s subsidiary bank, Chemical Bank, are the principal source of funds to pay cash dividends. Consequently, cash dividends are dependent upon the earnings, capital needs, regulatory constraints, and other factors affecting Chemical Bank. See Note T to the consolidated financial statements for a discussion of such limitations. The Corporation has paid regular cash dividends every quarter since it began operation as a bank holding company in 1973. The following table summarizes the quarterly cash dividends paid to shareholders over the past five years, adjusted for stock dividends paid during this time period. Management expects the Corporation to pay comparable regular quarterly cash dividends on its common shares in 2007.

	Years Ended December 31,
	2006	2005	2004	2003	2002

First quarter	$0.275	$0.265	$0.252	$0.238	$0.217
Second quarter	0.275	0.265	0.252	0.238	0.217
Third quarter	0.275	0.265	0.252	0.238	0.217
Fourth quarter	0.275	0.265	0.252	0.238	0.217

Total	$1.100	$1.060	$1.008	$0.952	$0.868

SHAREHOLDER RETURN

The following line graph compares Chemical Financial’s cumulative total shareholder return on its common stock over the last five years, assuming the reinvestment of dividends, to the Standard and Poor’s (referred to as “S&P”) 500 Stock Index and the KBW 50 Index. Both of these indices are also based upon total return (including reinvestment of dividends) and are market-capitalization-weighted indices. The S&P 500 Stock Index is a broad equity market index published by Standard and Poor’s. The KBW 50 Index is published by Keefe, Bruyette & Woods, Inc., an investment banking firm that specializes in the banking industry. The KBW 50 Index is composed of 50 money center and regional bank holding companies. The line graph assumes $100 was invested on December 31, 2001.

The dollar values for total shareholder return plotted in the above graph are shown in the table below:

			S&P
	Chemical		500
	Financial	KBW 50	Stock
December 31	Corporation	Index	Index

2001	$100.0	$100.0	$100.0
2002	110.0	93.0	78.0
2003	135.0	124.6	100.3
2004	162.8	137.1	111.2
2005	131.5	138.7	116.6
2006	142.8	165.6	135.0

CHEMICAL FINANCIAL CORPORATION DIRECTORS AND EXECUTIVE OFFICERS

At December 31, 2006

Board of Directors	Gary E. Anderson — Retired Chairman, Dow Corning Corporation (a diversified company specializing in the development, manufacture and marketing of silicones and related silicon-based products)
J. Daniel Bernson — Vice Chairman, The Hanson Group (a holding company with interests in diversified businesses in Southwest Michigan)
Nancy Bowman — Certified Public Accountant, Co-owner, Bowman & Rogers, PC (an accounting and tax services company)
James A. Currie — Investor
Thomas T. Huff — Attorney at Law, Thomas T. Huff, P.C. and President of Peregrine Realty LLC (a real estate development company) and Peregrine Restaurant LLC (owner of London Grill restaurants)
Michael T. Laethem — Certified Public Accountant, Co-owner, Farm Depot, LTD (a company that purchases, sells and leases farm equipment)

Geoffery E. Merszei — Executive Vice President, Chief Financial Officer and a director, The Dow Chemical Company
(a diversified science and technology company that manufactures chemical, plastic and agricultural products)

Terence F. Moore — President and Chief Executive Officer and a director, MidMichigan Health (a health care organization)
Aloysius J. Oliver — Retired Chairman, President and Chief Executive Officer, Chemical Financial Corporation
Calvin D. Prins — A real estate developer and owner of Prins Construction and Development, LLC (a land development and construction company)
David B. Ramaker — Chairman, President and Chief Executive Officer, Chemical Financial Corporation
Larry D. Stauffer — President of Auto Paint, Inc. and Auto Wares Tool Company, both divisions of Auto Wares Inc. (an automotive parts distribution company)
William S. Stavropoulos — Chairman Emeritus, The Dow Chemical Company (a diversified science and technology company that manufactures chemical, plastic and agricultural products)
Franklin C. Wheatlake — Chairman and Chief Executive Officer, Reed City Powerline Supply Company
(a company that provides logistics, supply chain services and the distribution of materials indigenous to the utility industry)
Executive Officers	David B. Ramaker — Chairman, President and Chief Executive Officer
Bruce M. Groom — Executive Vice President and Senior Trust Officer, Chemical Bank
Lori A. Gwizdala — Executive Vice President, Chief Financial Officer and Treasurer
Kenneth W. Johnson — Executive Vice President, Director of Bank Operations, Chemical Bank
Thomas W. Kohn — Executive Vice President, Community Banking, Chemical Bank
William C. Lauderbach — Executive Vice President and Senior Investment Officer, Chemical Bank
James R. Milroy — Executive Vice President, Chief Risk Management Officer and Secretary
John A. Reisner — Executive Vice President, Community Banking, Chemical Bank
James E. Tomczyk — Executive Vice President and Senior Credit Officer, Chemical Bank

(This page intentionally left blank)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2006
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number: 000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

235 E. Main Street
Midland, Michigan	48640
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (989) 839-5350

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Chemical Financial Corporation
Common Stock, $1 Par Value Per Share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ✓  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes     No  ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ✓  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (✓)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ✓                Accelerated filer                   Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    No  ✓

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates of the registrant as of June 30, 2006, determined using the average bid and asked price of the registrant’s common stock on June 30, 2006, as quoted on The Nasdaq Stock Market, was $685,090,292.

The number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2007:
Common stock, $1 par value per share — 24,836,213 shares

DOCUMENTS INCORPORATED BY REFERENCE

This report incorporates into a single document the requirements of the Securities and Exchange Commission (SEC) with respect to annual reports on Form 10-K and annual reports to shareholders. The registrant’s Proxy Statement for the April 16, 2007 annual shareholders’ meeting is incorporated by reference into Part III of this report.

Only those sections of this 2006 Annual Report to Shareholders that are specified in this Cross Reference Index constitute part of the registrant’s Form 10-K for the year ended December 31, 2006. No other information contained in this 2006 Annual Report to Shareholders shall be deemed to constitute any part of the registrant’s Form 10-K, nor shall any such information be incorporated into the Form 10-K, and such information shall not be deemed “filed” as part of the registrant’s Form 10-K.

Form 10-K Cross Reference Index

		Pages

PART 1.

Item 1.	Business

	Selected Financial Data	2
Table 1.	Average Balances, Tax Equivalent Interest and Effective Yields and Rates	9
Table 2.	Volume and Rate Variance Analysis	10
Table 3.	Summary of Loans and Loan Loss Experience	13
Table 4.	Comparison of Loan Maturities and Interest Sensitivity	15
Table 5.	Nonperforming Assets	17
Table 6.	Allocation of the Allowance for Loan Losses	20
Table 9.	Maturities and Yields of Investment Securities at December 31, 2006	26
Table 10.	Summary of Investment Securities	27
	Management’s Discussion and Analysis Subheadings: “Net Interest Income,” “Loans,” “Nonperforming Assets,” “Provision and Allowance for Loan Losses,” “Liquidity Risk” and “Market Risk”	8-31
Table 12.	Maturity Distribution of Time Deposits of $100,000 or More	28
Note D	Investment Securities	51-53
Note F	Loans	54-56
Note M	Short-term Borrowings	65

	Business	83-87

Item 1A.	Risk Factors	87-88

Item 1B.	Unresolved Staff Comments	88

Item 2.	Properties	88-89

Item 3.	Legal Proceedings	89

Item 4.	Submission of Matters to a Vote of Security Holders	89

Supplemental Item	Executive Officers of the Registrant	89-90

		Pages

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases	90
	of Equity Securities	90

Item 6.	Selected Financial Data	90

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	90

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	90

Item 8.	Financial Statements and Supplementary Data	91

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	91

Item 9A.	Controls and Procedures	91

Item 9B.	Other Information	91

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	92

Item 11.	Executive Compensation	92

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder	92-94
	Matters

Item 13.	Certain Relationships and Related Transactions and Director Independence	94

Item 14.	Principal Accountant Fees and Services	94

PART IV

Item 15.	Exhibits and Financial Statement Schedules	94-95

SIGNATURES		96

PART I

Item 1. Business.

Availability of Financial Information

The Corporation files reports with the Securities and Exchange Commission (SEC). Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials the Corporation files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 may be obtained without charge upon written request to Lori A. Gwizdala, Chief Financial Officer of the Corporation, at P.O. Box 569, Midland, Michigan 48640-0569 and are accessible at no cost on the Corporation’s website at www.chemicalbankmi.com in the “Investor Information” section as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies of exhibits may also be requested at the cost of 30 cents per page from the Corporation’s corporate offices.

General Business

Chemical Financial Corporation (“Chemical” or the “Corporation”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and incorporated in the state of Michigan. Chemical was organized under continued on next page

Michigan law in August 1973 and is headquartered in Midland, Michigan. Chemical was substantially inactive until June 30, 1974, when it acquired Chemical Bank and Trust Company (CBT) pursuant to a reorganization in which the former shareholders of CBT became shareholders of Chemical. CBT’s name was changed to Chemical Bank on December 31, 2005.

In addition to the acquisition of CBT, the Corporation acquired nineteen community banks and fifteen branch bank offices through December 31, 2006 and has consolidated these acquisitions into one commercial bank subsidiary. The Corporation completed a corporate organizational restructuring on December 31, 2005, which consolidated its then three commercial bank charters into one commercial bank charter. Chemical Bank Shoreline, headquartered in Benton Harbor, Michigan and Chemical Bank West, headquartered in the Grand Rapids area of Michigan, were consolidated into the Corporation’s remaining commercial bank subsidiary, Chemical Bank, headquartered in Midland, Michigan. Chemical Bank continues to operate through an organizational structure of community banks. The organizational restructuring included changes in the responsibilities of certain executive officers to place a greater emphasis on internal growth initiatives. These executive officer position changes became effective on January 1, 2006 and are discussed in this report under the heading “Supplemental Item. Executive Officers of the Registrant.”

Chemical Bank directly owns two operating non-bank subsidiaries: CFC Financial Services, Inc. and CFC Title Services, Inc. CFC Financial Services, Inc. is an insurance subsidiary that operates under the assumed name of “CFC Investment Centers” (a provider of mutual funds and annuity products to customers). In December 2004, the Corporation sold its property and casualty agency book of business and discontinued the use of “Chemical Financial Insurance Agency” at that time. CFC Title Services, Inc. is an issuer of title insurance to buyers and sellers of residential and commercial mortgage properties, including properties subject to loan refinancing.

At December 31, 2006, Chemical was the third largest bank holding company headquartered in Michigan, measured by total assets, and together with its subsidiary bank, employed a total of 1,478 full-time equivalent employees.

Chemical’s business is concentrated in a single industry segment — commercial banking. Chemical Bank offers a full range of commercial banking and fiduciary products and services. These include business and personal checking accounts, savings and individual retirement accounts, time deposit instruments, electronically accessed banking products, residential and commercial real estate financing, commercial lending, consumer financing, debit cards, safe deposit services, automated teller machines, access to insurance and investment products, money transfer services, corporate and personal trust services and other banking services.

The principal markets for these financial services are the communities within Michigan in which the branches of Chemical’s subsidiary bank are located and the areas surrounding these communities. As of December 31, 2006, Chemical and its subsidiary bank served these markets through 127 banking offices and one loan production office across 31 counties, all in the lower peninsula of Michigan. In addition to the banking offices, the subsidiary bank operated 137 automated teller machines, both on- and off-bank premises, as of December 31, 2006.

Chemical Bank’s largest loan category is real estate residential loans. At December 31, 2006, real estate residential loans totaled $835 million, or 29.7% of total loans, compared to $785 million, or 29.0% of total loans, at December 31, 2005 and $759 million, or 29.4% of total loans, at December 31, 2004. Real estate residential loans increased $50 million, or 6.4%, in 2006 and $26.4 million, or 3.5%, during 2005. The increases in real estate residential loans during both 2006 and 2005 were primarily attributable to growth in loans with fixed interest rate periods ranging from five to ten years and also due to the Corporation keeping a portion of fifteen-year fixed rate term loans originated in the portfolio rather than selling them in the secondary market.

The Corporation’s general practice is to sell real estate residential loan originations with maturities of fifteen years and longer in the secondary market. The Corporation sold $118 million of long-term fixed rate real estate residential loans during 2006, excluding the $14 million of loans acquired in the 2006 branch transaction that were sold in the fourth quarter of 2006, and $111 million during 2005. This compares with $153 million and $409 million of real estate residential loans sold during 2004 and 2003, respectively. The decrease in loans sold since 2003 was primarily attributable to the decline in residential loan refinancing volume.

The principal source of revenue for Chemical is interest and fees on loans, which accounted for 72% of total revenue in 2006, 69% of total revenue in 2005 and 67% of total revenue in 2004. Interest on securities is also a significant source of revenue, accounting for 11% of total revenue in 2006, 13% of total revenue in 2005 and 15% of total revenue in 2004. Chemical has no foreign loans, assets or activities. No material part of the business of Chemical or its subsidiaries is dependent upon a single customer or very few customers.

Competition

The business of banking is highly competitive. In addition to competition from other commercial banks, banks face significant competition from nonbank financial institutions. Savings associations and credit unions compete aggressively with commercial banks for deposits and loans, and credit unions and finance companies are particularly significant factors in the consumer loan market. Banks compete for deposits with a broad range of other types of investments, the most significant of which, over the past few years, have been mutual funds and annuities. Insurance companies and investment firms are also significant competitors for customer deposits. In response to this increased competition for customers’ bank deposits, the Corporation’s subsidiary bank, through CFC Investment Centers, offers a broad array of mutual funds, annuity products and market securities through an alliance with an independent, registered broker/dealer. In addition, the Trust and Investment Management Services department (Trust Department) of Chemical Bank offers customers a variety of investment products and services. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on loans and fees charged for services) and service (convenience and quality of services rendered to customers).

The nature of the business of Chemical’s subsidiary bank is such that it holds title to numerous parcels of real property. These properties are primarily owned for branch offices; however, Chemical and its subsidiary bank may hold properties for other business purposes, as well as on a temporary basis for properties taken in, or in lieu of foreclosure, to satisfy loans in default. Under current state and federal laws, present and past owners of real property may be exposed to liability for the cost of clean up of contamination on or originating from those properties, even if they are wholly innocent of the actions that caused the contamination. These liabilities can be material and can exceed the value of the contaminated property.

Supervision and Regulation

Banks and bank holding companies are extensively regulated. As of December 31, 2006, Chemical’s subsidiary bank, Chemical Bank, was chartered by the state of Michigan and supervised, examined and regulated by the Michigan Office of Financial and Insurance Services. Chemical Bank is a member of the Federal Reserve System and, therefore, also is supervised, examined and regulated by the Federal Reserve System. Deposits of Chemical Bank are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law. Chemical has elected to be regulated by the Board of Governors of the Federal Reserve System (Federal Reserve Board) as a financial holding company under the Bank Holding Company Act of 1956.

State banks and bank holding companies are governed by both federal and state laws that significantly limit their business activities in a number of respects. Examples of such limitations include: (1) prior approval of the Federal Reserve Board, and in some cases various other governing agencies, is required for bank holding companies to acquire control of any additional bank holding companies, banks or branches, (2) the business activities of bank holding companies and their subsidiaries are limited to banking and to other activities that are determined by the Federal Reserve Board to be closely related to banking, and (3) transactions between bank holding company subsidiary banks are significantly restricted by banking laws and regulations. Somewhat broader activities are permitted for qualifying financial holding companies, such as Chemical, and “financial subsidiaries.” Chemical currently does not have any subsidiaries that have elected to qualify as “financial subsidiaries.”

Chemical is a legal entity separate and distinct from its subsidiary bank, Chemical Bank. Chemical’s primary source of funds is dividends paid to it by Chemical Bank. Federal and state banking laws and regulations limit both the extent to which Chemical Bank can lend or otherwise supply funds to Chemical and also place certain restrictions on the amount of dividends Chemical Bank may pay to Chemical.

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

To recharacterize itself as a financial holding company and to avail itself of the broader powers permitted for financial holding companies, a bank holding company must meet certain regulatory standards for being “well capitalized,” “well-managed” and “satisfactory” in its Community Reinvestment Act compliance. The Corporation became a financial holding company in 2000.

On March 31, 2006, the Federal Deposit Insurance Corporation (FDIC) merged the Bank Insurance Fund (BIF) and Savings Association Insurance Fund (SAIF) to form the Deposit Insurance Fund (DIF) in accordance with the Federal Deposit Insurance Reform Act of 2005 (Reform Act). The FDIC will maintain the insurance reserves of the DIF by assessing depository institutions an insurance premium.

continued on next page

On November 2, 2006, the FDIC adopted final regulations that implemented the Reform Act of 2005 passed by Congress earlier in 2006 to create a stronger and more stable insurance system. The final regulations enable the FDIC to tie each depository institution’s DIF insurance premiums both to the balance of insured deposits, as well as to the degree of risk the institution poses to the DIF. In addition, the FDIC has new flexibility to manage the DIF’s reserve ratio within a range, which in turn will help prevent sharp swings in assessment rates that were possible under the design of the former system. Under the new risk-based assessment system, the FDIC will evaluate each depository institution’s risk based on three primary sources of information: supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them. Neither the Corporation, or its subsidiary bank, Chemical Bank, have a long-term debt issuer rating. The ability to differentiate on the basis of risk will improve incentives for effective risk management and will reduce the extent to which safer banks subsidize riskier ones.

As of November 2, 2006, the FDIC also set the DIF assessment rates that will take effect at the beginning of 2007. The new rates for nearly all depository institutions will vary between five and seven cents for every $100 of deposits. However, as part of the Reform Act, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves that will be used to offset a portion of future DIF insurance reserve assessments. As a result, the FDIC has reported that the majority of banks will use assessment credits in 2007 to offset their entire DIF insurance premium for the year. Based on the Corporation’s analysis, it anticipates that assessment credits earned from the payment of FDIC insurance premiums in prior years will offset its entire 2007 DIF insurance reserve premium.

The Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (FICO) to impose periodic assessments on all depository institutions. The purpose of these periodic assessments is to spread the cost of the interest payments on the outstanding FICO bonds issued to recapitalize the SAIF over a larger number of institutions. FDIC premiums, which consisted exclusively of the FICO assessment, were $0.36 million in 2006, $0.41 million in 2005, and $0.44 million in 2004. The Corporation expects these assessments to continue in 2007 and beyond.

Federal law also contains a “cross-guarantee” provision that could result in insured depository institutions owned by Chemical being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by Chemical. Under Federal Reserve Board policy, Chemical is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support its subsidiary bank.

Banks are subject to the provisions of the Community Reinvestment Act of 1977 (CRA). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, consistent with the safe and sound operation of the institution. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, such assessment is required of any bank that has applied to: (1) obtain deposit insurance coverage for a newly chartered institution, (2) establish a new branch office that will accept deposits, (3) relocate an office, or (4) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or another bank holding company, the Federal Reserve Board will assess the CRA compliance record of each subsidiary bank of the applicant bank holding company, and such compliance records may be the basis for denying the application.

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

On September 30, 2006, Congress passed the Financial Services Regulatory Relief Act of 2006 (Relief Act). The Relief Act provides some regulatory relief to depository institutions and holding companies in regard to a limited number of required regulatory reports. The Relief Act is not expected to have any impact on the Corporation’s financial condition or results of operations. The Relief Act authorizes the Federal Reserve Bank to pay interest on reserves starting in 2011.

Mergers, Acquisitions, Consolidations and Divestitures

The Corporation’s strategy for growth includes strengthening its presence in core markets, expanding into contiguous markets and broadening its product offerings while taking into account the integration and other risks of growth. The Corporation evaluates strategic acquisition opportunities and conducts due diligence activities in connection with possible transactions. As a result, discussions, and in some cases, negotiations may take place and future acquisitions involving cash, debt or equity securities may occur. These generally involve payment of a premium over book value and current market price, and therefore, some dilution of book value and net income per share may occur with any future transactions.

Additional information regarding acquisitions is included in the Supervision and Regulation section and in Note C to the consolidated financial statements.

The following is a summary of the business combinations, consolidations and divestitures completed during the three-year period ended December 31, 2006.

In August 2006, the Corporation acquired two branch banking offices in Hastings and Wayland, Michigan from First Financial Bank, N.A., headquartered in Hamilton, Ohio, operating as Sand Ridge Bank. The Corporation acquired deposits of $47 million, loans of $64 million and other miscellaneous assets of $1.7 million. The Corporation recorded goodwill of $6.8 million, including purchase accounting adjustments of $2.5 million, and core deposit intangible assets of $2.7 million. The core deposit intangible is being amortized on an accelerated basis over ten years, with $0.2 million of amortization expense recognized in 2006. The loans acquired were comprised of $6 million in commercial loans, $13 million in real estate commercial loans, $38 million in real estate residential loans, and $7 million in consumer loans. During December 2006, the Corporation sold $14 million of the long-term fixed interest rate real estate residential loans acquired in this transaction and recognized gains totaling approximately $1 million.

The Corporation consolidated its three commercial bank charters into one commercial bank charter on December 31, 2005. Chemical Bank Shoreline, headquartered in Benton Harbor, Michigan and Chemical Bank West, headquartered in the Grand Rapids area of Michigan, were consolidated into the Corporation’s remaining commercial bank subsidiary, Chemical Bank.

On October 22, 2004, CBT sold its branch bank office located in Frandor, Michigan to Republic Bank. The branch had total deposits of approximately $6 million as of the date of sale. In December 2004, the Corporation sold its property and casualty insurance book of business.

Item 1A.	Risk Factors.

The Corporation’s business model is subject to many risks and uncertainties. Although the Corporation seeks ways to manage these risks and develop programs to control those that management can, the Corporation ultimately cannot predict the future. Actual results may differ materially from management’s expectations. Some of these significant risks and uncertainties are discussed below. The risks and uncertainties described below are not the only ones that the Corporation faces. Additional risks and uncertainties of which the Corporation is unaware, or that it currently deems immaterial, also may become important factors that affect the Corporation and its business. If any of these risks were to occur, the Corporation’s business, financial condition or results of operations could be materially and adversely affected.

Investments in Chemical common stock involve risk.

The market price of Chemical common stock may fluctuate significantly in response to a number of factors, including:

•	Variations in quarterly or annual operating results

•	Changes in interest rates

•	New developments in the banking industry

•	Regulatory actions

•	Volatility of stock market prices and volumes

•	Changes in market valuations of similar companies

•	Changes in securities analysts’ estimates of financial performance

•	New litigation or contingencies or changes in existing litigation or contingencies

•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies

•	Rumors or erroneous information

continued on next page

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

Chemical’s ability to maintain its financial performance and return on investment to shareholders will depend in part on its ability to maintain and grow its core deposit customer base and expand its financial services to its existing customers. In addition to other banks, competitors include credit unions, securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in the economic environment within the state of Michigan, regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. New competitors may emerge to increase the degree of competition for Chemical’s customers and services. Financial services and products are also constantly changing. Chemical’s financial performance will also depend in part upon customer demand for Chemical’s products and services and Chemical’s ability to develop and offer competitive financial products and services.

Changes in interest rates could reduce Chemical’s income and cash flow.

Chemical’s income and cash flow depends, to a great extent, on the difference between the interest earned on loans and securities, and the interest paid on deposits and other borrowings. Market interest rates are beyond Chemical’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies including, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates and interest rate relationships, will influence the origination of loans, the purchase of investments, the generation of deposits and the interest rate received on loans and securities and interest paid on deposits and other borrowings.

Additional risks and uncertainties could have a negative effect on financial performance.

Additional factors could have a negative effect on the financial performance of Chemical and Chemical’s common stock. Some of these factors are financial market conditions, changes in financial accounting and reporting standards, new litigation or changes in existing litigation, regulatory actions and losses.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The executive offices of Chemical, the accounting department of Chemical and Chemical Bank and the accounting services, marketing and Trust and Investment Management Services departments of Chemical Bank are located at 235 E. Main Street in downtown Midland, Michigan, in a three-story, approximately 35,000 square foot office building owned by the Corporation. As of December 31, 2006, Chemical and Chemical Bank were utilizing two-thirds of this office building space and the remaining one-third was vacant. The main office of Chemical Bank and the majority of its remaining operations’ departments are located in a three story, approximately 74,000 square foot office building in downtown Midland, Michigan at 333 E. Main Street, owned by Chemical Bank.

Chemical’s subsidiary bank, Chemical Bank, also conducted business from a total of 126 other banking offices and one loan production office as of December 31, 2006. These offices are located in the lower peninsula of Michigan. Of the total offices, 119 are owned by the subsidiary bank and seven are leased from independent parties with remaining lease terms of less than one year to five years. This leased property is considered insignificant. The Corporation’s and Chemical Bank’s owned properties are owned free from mortgages.

Item 3.	Legal Proceedings.

As of December 31, 2006, Chemical Bank is a party, as plaintiff or defendant, to a number of legal proceedings, none of which is considered material, and all of which arose in the ordinary course of its operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Supplemental Item. Executive Officers of the Registrant.

The following provides biographical information about Chemical’s executive officers as of December 31, 2006. Executive officer appointments are made or reaffirmed annually at the organizational meeting of the board of directors. There is no family relationship between any of the executive officers. At its regular meetings, the Corporation’s board of directors may also make other executive officer appointments.

David B. Ramaker, age 51, became President and Chief Executive Officer of Chemical in January 2002 and Chairman of the board of directors of Chemical in April 2006. Mr. Ramaker has been a director of Chemical since October 2001. Mr. Ramaker is also Chairman, President and Chief Executive Officer of Chemical Bank. Mr. Ramaker joined Chemical Bank as Vice President on November 29, 1989. Mr. Ramaker became President of Chemical Bank Key State (consolidated into Chemical Bank) in October 1993. Mr. Ramaker became President and a member of the board of directors of Chemical Bank in September 1996 and Executive Vice President and Secretary to the board of Chemical and Chief Executive Officer of Chemical Bank on January 1, 1997. He served as President and Chief Executive Officer of Chemical Bank and Executive Vice President and Secretary of Chemical until December 31, 2001. Mr. Ramaker became Chairman of Chemical Bank in January 2002. Mr. Ramaker was reappointed as President and Chief Executive Officer of Chemical Bank effective January 1, 2006. Mr. Ramaker serves as Chairman of CFC Financial Services, Inc. and CFC Title Services, Inc., wholly-owned subsidiaries of Chemical Bank. During the last five years, Mr. Ramaker has served as a director of all of the Corporation’s subsidiaries. Mr. Ramaker is also a member of the Executive Management Committee of Chemical.

Lori A. Gwizdala, age 48, is Executive Vice President, Chief Financial Officer and Treasurer of Chemical. Ms. Gwizdala joined Chemical as Controller on January 1, 1985 and was named Chief Financial Officer in May 1987, Senior Vice President in February 1991, Treasurer in April 1994 and Executive Vice President in January 2002. Ms. Gwizdala served as a director of CFC Financial Services, Inc. and CFC Title Services, Inc. from 1997 until December 31, 2005, and as a director of Chemical Bank West (consolidated into Chemical Bank) from January 2002 until December 31, 2005. Ms. Gwizdala is a certified public accountant. Ms. Gwizdala is a member of the Executive Management Committee of Chemical.

Bruce M. Groom, age 65, is Executive Vice President and Senior Trust Officer of Chemical Bank. Mr. Groom joined Chemical Bank on April 29, 1985 as Senior Vice President and was promoted to Senior Trust Officer in May 1986, First Senior Vice President in January 2001 and Executive Vice President in February 2002. Mr. Groom is an attorney. Mr. Groom is a member of the Executive Management Committee of Chemical.

Kenneth W. Johnson, age 44, was appointed Executive Vice President and Director of Bank Operations of Chemical Bank, effective January 1, 2006. Mr. Johnson joined Shoreline Bank, a bank subsidiary of Shoreline Financial Corporation (Shoreline), in 1995 as Vice President and North Region Sales Manager. Mr. Johnson was promoted to First Vice President and Head of Retail Banking Operations in 2000. Shoreline merged with Chemical in January 2001. Mr. Johnson became a First Vice President of Branch Administration at Chemical in 2003. Mr. Johnson is a member of the Executive Management Committee of Chemical.

Thomas W. Kohn, age 52, was appointed Executive Vice President, Community Banking of Chemical Bank, effective January 1, 2006. Mr. Kohn previously served as President, Chief Executive Officer and a director of Chemical Bank West (consolidated into Chemical Bank) until December 31, 2005. Mr. Kohn became President of Chemical Bank Montcalm (consolidated into Chemical Bank West) in 1991 and President, Chief Executive Officer and a director of Chemical Bank West in January 2002. Mr. Kohn is a member of the Executive Management Committee of Chemical.

continued on next page

William C. Lauderbach, age 64, is Executive Vice President and Senior Investment Officer of Chemical Bank. Mr. Lauderbach joined Chemical Bank as a Trust Officer on July 2, 1973, was promoted to Vice President and Trust Officer in March 1980, Investment Officer in January 1985, Senior Vice President in February 1991, First Senior Vice President in January 2001 and Executive Vice President in February 2002. Mr. Lauderbach is a member of the Executive Management Committee of Chemical.

James R. Milroy, age 46, was appointed Executive Vice President, Chief Risk Management Officer and Secretary of Chemical effective January 1, 2006. Mr. Milroy was Executive Vice President and Chief Operating Officer of Chemical from January 1, 2002 to December 31, 2005. Mr. Milroy joined Shoreline and Shoreline Bank in 1990 and served in various senior management positions including President from 1999 to January 2001. Mr. Milroy was President and Chief Executive Officer of Chemical Bank Shoreline (consolidated into Chemical Bank) from January 2001 to December 31, 2001, and a director of Chemical Bank Shoreline until December 31, 2005. Mr. Milroy was a director of CFC Financial Services, Inc. and CFC Title Services, Inc. from February 2002 until December 31, 2005. Mr. Milroy is a member of the Executive Management Committee of Chemical.

John A. Reisner, age 61, was appointed Executive Vice President, Community Banking of Chemical Bank, effective January 1, 2006. Mr. Reisner previously served as President, Chief Executive Officer and a director of Chemical Bank until December 31, 2005. Mr. Reisner joined the Chemical organization in 1979 and has served in various senior management positions. Mr. Reisner served as President, Chief Executive Officer and a director of Chemical Bank West (consolidated into Chemical Bank) for thirteen years prior to his appointment in January 2002 as President, Chief Executive Officer and a director of Chemical Bank. Mr. Reisner is a member of the Executive Management Committee of Chemical.

James E. Tomczyk, age 54, was appointed Executive Vice President and Senior Credit Officer of Chemical Bank, effective January 1, 2006. Previously, Mr. Tomczyk served as President, Chief Executive Officer and a director of Chemical Bank Shoreline (consolidated into Chemical Bank) from January 2002 until December 31, 2005. Mr. Tomczyk joined Shoreline Bank in February 1999 as Executive Vice President of its Private Banking, Trust and Investment divisions and became Senior Executive Vice President of these divisions in October 2000. Mr. Tomczyk is a member of the Executive Management Committee of Chemical.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information required by this item is included under the heading “Market for Chemical Financial Corporation Common Stock and Related Shareholder Matters (Unaudited)” on page 77 and under the heading “Management’s Discussion and Analysis” under the subheading “Capital” on pages 31 through 33. See Item 12 for information with respect to the Corporation’s equity compensation plans.

Item 6.	Selected Financial Data.

The information required by this item is included under the heading “Selected Financial Data” on page 2 and in Notes B and C to the consolidated financial statements on pages 50 and 51.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is included under the heading “Management’s Discussion and Analysis” on pages 3 through 34.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included under the subheadings “Liquidity Risk” on pages 25 through 28 and “Market Risk” on pages 30 and 31 of “Management’s Discussion and Analysis.”

Item 8. Financial Statements and Supplementary Data.

The financial statements, notes, and independent registered public accounting firm’s reports on pages 36 through 76 are here incorporated by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Chemical Financial Corporation

We have audited the accompanying consolidated statements of financial position of Chemical Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chemical Financial Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

Detroit, Michigan
February 24, 2006

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The information required by this item is included under the subheading “Other Matters — Change in Independent Registered Public Accounting Firm” on page 34 of “Management’s Discussion and Analysis.”

Item 9A.	Controls and Procedures.

Chemical Financial’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934. An evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation’s internal control over financial reporting that occurred during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Information required by this item is also included under the heading “Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting” on page 35 and under the heading “Report of Independent Registered Public Accounting Firm” on page 36.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is set forth under the heading “Chemical Financial’s Board of Directors and Nominees for Election as Directors” and the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” in the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders and is here incorporated by reference.

Information regarding the identification of executive officers is included herein in the Supplemental Item on pages 89 and 90.

Information required by this item is set forth under the subheadings “Committees of the Board of Directors” and “Audit Committee” in the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders and is here incorporated by reference.

Chemical has adopted a Code of Ethics for Senior Financial Officers and Members of the Executive Management Committee, which applies to the Chief Executive Officer and the Chief Financial Officer, as well as all other senior financial and accounting officers. The Code of Ethics is posted on Chemical’s website at www.chemicalbankmi.com.  Chemical intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver of, a provision of the Code of Ethics by posting such information on its website at www.chemicalbankmi.com.

Item 11.	Executive Compensation.

Information required by this item is set forth under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” and the subheading “Compensation of Directors” in the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders is here incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth under the heading “Ownership of Chemical Financial Common Stock” in the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders and is here incorporated by reference.

The following table presents information about the registrant’s equity compensation plans as of December 31, 2006:

Equity Compensation Plan Information
			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance under
	Issued upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	637,507	$33.19	1,000,000

Equity compensation plans not approved by security holders	3,987	25.49	48,836

Total	641,494	$33.15	1,048,836

Equity compensation plans approved by shareholders include the Stock Incentive Plan of 1997 (1997 Plan) and the Chemical Financial Corporation Stock Incentive Plan of 2006 (2006 Plan).

As of December 31, 2006, there were no shares available for issuance under the 1997 Plan. While no new awards may be made under the 1997 Plan, as of December 31, 2006, there were options outstanding under the 1997 Plan to purchase 637,507 shares of Chemical’s common stock with a weighted average exercise price of $33.19 per share. The 1997 Plan provided for awards of nonqualified stock options, incentive stock options, and stock appreciation rights, or a combination thereof.

The 2006 Plan was approved by Chemical’s shareholders on April 17, 2006, authorizing the issuance of up to 1,000,000 shares of Chemical Financial Corporation common stock. The 2006 Plan provides for the award of stock-based compensation to eligible participants. The 2006 Plan provides for the issuance of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards and other awards based on or related to shares of Chemical common stock (collectively referred to as incentive awards). Key employees of the Corporation and its subsidiaries, as the Compensation and Pension Committee of the board of directors may select from time to time, are eligible to receive awards under the 2006 Plan. No employee of the Corporation may receive any awards under the 2006 Plan while the employee is a member of the Compensation and Pension Committee. The 2006 Plan is intended to supplement and continue the compensation policies and practices of the Corporation’s prior equity compensation plans, which have been used in excess of twenty years. During 2006, the board of directors approved the award of 1,363 stock awards under the 2006 Plan issuable in 2007. These awards had a value on the date of grant of $32.88 per share, based on the closing price of Chemical stock on the date the board of directors approved the awards. At December 31, 2006, there were 1,000,000 shares available for issuance under the 2006 Plan.

The 2006 Plan provides that options granted are designated as nonqualified stock options. The 2006 Plan further provides that the option price of stock options awarded shall not be less than the fair value of the Corporation’s common stock on the date of grant. Options granted may include stock appreciation rights that entitle the recipient to receive cash or a number of shares of common stock without payment to the Corporation that have a fair value equal to the difference between the option price and the market price of the total number of shares awarded under the option at the time of exercise of the stock appreciation right. Options become exercisable at the discretion of the Compensation and Pension Committee. Historically, options granted under the plans became exercisable from one to five years from the date of grant and expired not later than ten years and one day after the date of grant. The 2006 Plan provides, at the discretion of the Compensation and Pension Committee, that payment for exercise of an option may be made in the form of shares of the Corporation’s common stock having a market value equal to the exercise price of the option at the time of exercise, or in cash. The 2006 Plan also provides for the payment of the required tax withholding generated upon the exercise of a nonqualified stock option in the form of shares of the Corporation’s common stock having a market value equal to the amount of the required tax withholding at the time of exercise, upon prior approval and at the discretion of the Compensation and Pension Committee.

The 2006 Plan permits the Compensation and Pension Committee to award restricted stock and restricted stock units, subject to the terms and conditions set by this committee that are consistent with the 2006 Plan. Shares of restricted stock are shares of common stock for which the retention, vesting and/or transferability is subject, for specified periods of time, to such terms and conditions as the Compensation and Pension Committee deems appropriate (including continued employment and/or achievement of performance goals established by this committee). Restricted stock units are incentive awards denominated in units of common stock under which the issuance of shares of common stock is subject to such terms and conditions as the Compensation and Pension Committee deems appropriate (including continued employment and/or achievement of performance goals established by the committee). For purposes of determining the number of shares available under the 2006 Plan, each restricted stock unit would count as the number of shares of common stock subject to the restricted stock unit. Unless determined otherwise by the Compensation and Pension Committee, each restricted stock unit would be equal to one share of Chemical common stock and would entitle a participant to either shares of common stock or an amount of cash determined with reference to the value of shares of common stock. The Compensation and Pension Committee could award restricted stock or restricted stock units for any amount of consideration or no consideration, as this committee determines.

The 2006 Plan permits the Compensation and Pension Committee to grant a participant one or more types of awards based on or related to shares of Chemical common stock, other than the types described above. Any such awards would be subject to such terms and conditions as the Compensation and Pension Committee deems appropriate, as set forth in the respective award agreements and as permitted under the 2006 Plan.

The 2006 Plan provides that upon occurrence of a “change in control” of Chemical (as defined in the 2006 Plan), all outstanding stock options, stock appreciation rights, restricted stock and restricted stock units, and all other outstanding incentive awards will vest and become exercisable and nonforfeitable in full immediately prior to the effective time of the change in control and would remain exercisable in accordance with their terms.

At December 31, 2006, equity compensation plans not approved by security holders consisted of the Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors (Stock Purchase Plan) and the Chemical Financial Corporation Stock Option Plan for Holders of Shoreline Financial Corporation (Shoreline Plan).

The Stock Purchase Plan became effective on March 25, 2002 and was designed to provide non-employee directors of the Corporation’s subsidiaries and community banks, who are neither directors nor employees of the Corporation, the option of receiving their fees in shares of the Corporation’s stock. Directors of the Corporation are not eligible to participate in the Stock Purchase Plan. The Stock Purchase Plan provides for a maximum of 75,000 shares of the Corporation’s common stock, subject to adjustments for certain changes in the capital structure of the Corporation as defined in the Stock Purchase Plan, to be continued on next page

available under the Stock Purchase Plan. Subsidiary directors and community bank advisory directors, who elect to participate in the Stock Purchase Plan, may elect to contribute to the Stock Purchase Plan fifty percent or one hundred percent of their board of director fees and/or fifty percent or one hundred percent of their director committee fees, earned as directors or community bank advisory directors of the Corporation’s subsidiaries. Contributions to the Stock Purchase Plan are made by the Corporation’s subsidiaries on behalf of each electing participant. Stock Purchase Plan participants may terminate their participation in the Stock Purchase Plan, at any time, by written notice of withdrawal to the Corporation. Participants will cease to be eligible to participate in the Stock Purchase Plan when they cease to serve as directors or community bank directors of subsidiaries of the Corporation. Shares are distributed to participants annually. During 2006, a total of 7,861 shares were distributed by the Stock Purchase Plan. Mr. Wheatlake received 408 shares of stock in January 2006 under the Stock Purchase Plan in conjunction with subsidiary director fees he earned in 2005, prior to him becoming a director of the Corporation on January 1, 2006. As of December 31, 2006, there were 48,836 shares of the Corporation’s common stock available for future issuance under the Stock Purchase Plan.

Options granted under the Shoreline Plan were incentive stock options and were awarded at the fair value of Shoreline Financial Corporation (merged with Chemical in January 2001) common stock on the date of grant. Payment for exercise of an option at the time of exercise may be made in the form of shares of the Corporation’s common stock having a market value equal to the exercise price of the option at the time of exercise, or in cash. There are no further stock options available for grant under the Shoreline Plan. As of December 31, 2006, there were options outstanding under the Shoreline Plan for 3,987 shares of common stock with a weighted average exercise price of $25.49 per share.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item is set forth under the heading “Election of Directors” and the subheading “Certain Relationships and Related Transactions” in the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders and is here incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is set forth under the subheading “Independent Registered Public Accounting Firm” and the subheading “Committees of the Board of Directors” in the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders and is here incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)      (1)  Financial Statements.  The following financial statements and reports of the independent registered public accounting firms of Chemical Financial Corporation and its subsidiary are filed as part of this report:

Pages

Consolidated Statements of Financial Position-December 31, 2006 and 2005	38
Consolidated Statements of Income for each of the three years in the period ended December 31, 2006	39
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006	41
Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2006	40
Notes to Consolidated Financial Statements	42-76
Reports of Independent Registered Public Accounting Firm dated February 28, 2007	36-37
Report of Independent Registered Public Accounting Firm dated February 24, 2006	91

The financial statements, the notes to financial statements, and the independent registered public accounting firms’ reports listed above are incorporated by reference from Item 8 of this report.

(2)	Financial Statement Schedules. The schedules for the Corporation are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

(3)	Exhibits. The following lists the Exhibits to the Annual Report on Form 10-K:

Number	Exhibit

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-8, filed with the Commission on March 2, 2001. Here incorporated by reference.
3.2	Restated Bylaws. Previously filed as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the Commission on November 5, 2004. Here incorporated by reference.
4	Long-Term Debt. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant’s total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term debt to the Securities and Exchange Commission upon request.
10.1	Chemical Financial Corporation Stock Incentive Plan of 2006.* Previously filed as an exhibit to the registrant’s Form 8-K, filed with the Commission on April 21, 2006. Herein incorporated by reference.
10.2	Chemical Financial Corporation Stock Incentive Plan of 1997 and Underlying Agreements.* Previously filed as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission on March 15, 2006. Here incorporated by reference.
10.3	Chemical Financial Corporation Deferred Compensation Plan for Directors.* Previously filed as Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Commission on March 13, 2006. Here incorporated by reference.
10.4	Chemical Financial Corporation Deferred Compensation Plan.*
10.5	Chemical Financial Corporation Supplemental Pension Plan.* Previously filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 12, 2004. Here incorporated by reference.
10.6	Chemical Financial Corporation Stock Option Plan for Holders of Shoreline Financial Corporation.* Previously filed as Exhibit 4.3 to the registrant’s Registration Statement on Form S-8, filed with the Commission on March 2, 2001. Here incorporated by reference.
10.7	Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors.* Previously filed as Exhibit 4.3 to the registrant’s Registration Statement on Form S-8, filed with the Commission on March 25, 2002. Here incorporated by reference.
21	Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
23.3	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification pursuant to 18 U.S.C. §1350.
99.1	Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors Audited Financial Statements and Notes.

* These agreements are management contracts or compensation plans or arrangements required to be filed as Exhibits to this Form 10-K.

The index of exhibits and any exhibits filed as part of the 2006 Form 10-K are accessible at no cost on the Corporation’s web site at www.chemicalbankmi.com in the “Investor Information” section or through the United States Securities and Exchange Commission’s web site at www.sec.gov. Chemical will furnish a copy of any exhibit listed above to any shareholder of the registrant at a cost of 30 cents per page upon written request to Ms. Lori A. Gwizdala, Chief Financial Officer, Chemical Financial Corporation, 333 East Main Street, Midland, Michigan 48640-0569.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2007.

CHEMICAL FINANCIAL CORPORATION

David B. Ramaker
Chairman of the Board, President, CEO and Director
Principal Executive Officer

Lori A. Gwizdala
Executive Vice President, CFO and Treasurer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 28, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS:

David B. Ramaker
Chairman of the Board, President, CEO and Director
Principal Executive Officer

Lori A. Gwizdala
Executive Vice President, CFO and Treasurer
Principal Financial and Accounting Officer

The following Directors of Chemical Financial Corporation executed a power of attorney appointing David B. Ramaker and Lori A. Gwizdala their attorneys-in-fact, empowering them to sign this report on their behalf.

Gary E. Anderson
J. Daniel Bernson
Nancy Bowman
James A. Currie
Thomas T. Huff
Michael T. Laethem
Geoffery E. Merszei
Terence F. Moore
Aloysius J. Oliver
Calvin D. Prins
Larry D. Stauffer
William S. Stavropoulos
Franklin C. Wheatlake

By Lori A. Gwizdala
Attorney-in-fact