Form 10-Q
period 2007-03-31
CHEMICAL FINANCIAL CORP
filed 2007-05-09
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2007

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

333 East Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

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

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of April 25, 2007, was 24,814,603 shares.

INDEX

Chemical Financial Corporation
Form 10-Q

Index to Form 10-Q
		Page

Safe Harbor Statement		3

Part I.	Financial Information

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2006)	4

	Consolidated Statements of Financial Position as of March 31, 2007, December 31, 2006 and March 31, 2006	4

	Consolidated Statements of Income for the Three Months Ended March 31, 2007 and March 31, 2006	5

	Consolidated Statements of Changes in Shareholders' Equity for the Three Months Ended March 31, 2007 and March 31, 2006	6

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and March 31, 2006	7

	Notes to Consolidated Financial Statements	8-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

Part II.	Other Information

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6.	Exhibits	34

Signatures		35

Exhibit Index

Safe Harbor Statement

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Chemical Financial Corporation itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "judgment," "plans," "predicts," "projects," "should," "will," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Chemical Financial Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Risk factors include, but are not limited to, the risk factors described in Item 1A, "Risk Factors," in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006, which are here incorporated by reference; the timing and level of asset growth; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; opportunities for acquisitions and the effective completion of acquisitions and integration of acquired entities; the possibility that anticipated cost savings and revenue enhancements from acquisitions, restructurings, reorganizations and bank consolidations may not be realized at all or within expected time frames; and the local and global effects of the ongoing war on terrorism and other military actions, including actions in Iraq. These and other factors not currently anticipated may also materially and adversely affect the Corporation's results of operations, cash flows and financial position. There can be no assurance that future results will meet expectations.

Part I. Financial Information

Item 1.	Financial Statements

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Financial Position

	March 31, 2007	December 31, 2006	March 31, 2006
	(Unaudited)		(Unaudited)
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$88,116	$135,544	$92,404
Federal funds sold	138,000	49,500	85,600
Interest-bearing deposits with unaffiliated banks	5,210	5,712	22,448
Total cash and cash equivalents	231,326	190,756	200,452
Investment securities:
Available for sale (at estimated fair value)	520,892	520,867	571,262
Held to maturity (estimated fair value - $91,987 at 3/31/07, $94,172 at 12/31/06 and $101,202 at 3/31/06)	92,198	94,564	102,222
Total investment securities	613,090	615,431	673,484
Other securities	22,131	22,131	25,683
Loans held for sale	7,005	5,667	5,748
Loans:
Commercial	558,190	545,591	521,792
Real estate commercial	727,650	726,554	704,547
Real estate construction	137,605	145,933	157,087
Real estate residential	833,580	835,263	786,121
Consumer	541,774	554,319	522,558
Total loans	2,798,799	2,807,660	2,692,105
Less: Allowance for loan losses	35,016	34,098	34,154
Net loans	2,763,783	2,773,562	2,657,951
Premises and equipment	49,442	49,475	44,699
Goodwill	69,908	70,129	63,293
Other intangible assets	8,185	8,777	7,529
Interest receivable and other assets	52,623	53,319	59,975
Total Assets	$3,817,493	$3,789,247	$3,738,814

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$519,984	$551,177	$522,790
Interest-bearing	2,432,051	2,346,908	2,343,349
Total deposits	2,952,035	2,898,085	2,866,139
Interest payable and other liabilities	24,672	29,235	31,087
Securities sold under agreements to repurchase	158,067	178,969	129,392
Reverse repurchase agreements - short-term	-	-	10,000
Federal Home Loan Bank advances - short-term	20,000	30,000	35,000
Federal Home Loan Bank advances - long-term	145,072	145,072	158,093
Total liabilities	3,299,846	3,281,361	3,229,711
Shareholders' equity:
Common stock, $1 par value per share:
Authorized - 30,000,000 shares
Issued and outstanding - 24,814,030 shares at 3/31/07, 24,827,566 shares at 12/31/06 and 25,101,017 shares at 3/31/06	24,814	24,828	25,101
Surplus	368,198	368,554	376,501
Retained earnings	132,532	123,454	116,083
Accumulated other comprehensive loss	(7,897)	(8,950)	(8,582)
Total shareholders' equity	517,647	507,886	509,103
Total Liabilities and Shareholders' Equity	$3,817,493	$3,789,247	$3,738,814

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Income (Unaudited)
	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$47,366	$43,710
Interest on investment securities:
Taxable	6,135	6,342
Tax-exempt	664	620
Total interest on investment securities	6,799	6,962
Dividends on other securities	216	341
Interest on federal funds sold	1,445	951
Interest on deposits with unaffiliated banks	99	313
Total interest income	55,925	52,277
Interest Expense
Interest on deposits	20,336	15,074
Interest on securities sold under agreements to repurchase	1,614	1,059
Interest on reverse repurchase agreements - short-term	-	92
Interest on Federal Home Loan Bank advances - short-term	294	417
Interest on Federal Home Loan Bank advances - long-term	1,907	2,044
Total interest expense	24,151	18,686
Net Interest Income	31,774	33,591
Provision for loan losses	1,625	460
Net interest income after provision for loan losses	30,149	33,131
Noninterest Income
Service charges on deposit accounts	4,968	5,097
Trust and investment services revenue	2,100	2,005
Other charges and fees for customer services	2,442	2,132
Mortgage banking revenue	442	423
Investment securities gains	4	-
Other	87	175
Total noninterest income	10,043	9,832
Operating Expenses
Salaries, wages and employee benefits	14,739	14,590
Occupancy	2,589	2,598
Equipment	2,304	2,188
Other	7,126	5,745
Total operating expenses	26,758	25,121
Income Before Income Taxes	13,434	17,842
Provision for federal income taxes	4,393	5,945
Net Income	$9,041	$11,897

Net Income Per Share (Basic)	$0.36	$0.47
(Diluted)	$0.36	$0.47
Cash Dividends Paid Per Share	$0.285	$0.275

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands, except share data)
Balances at December 31, 2005	$25,079	$376,046	$106,507	$(6,567)	$501,065
Cumulative impact of adopting SAB 108, net of tax of $2,467			4,582		4,582
Balances at January 1, 2006	25,079	376,046	111,089	(6,567)	505,647
Comprehensive Income:
Net income			11,897
Net change in unrealized losses on investment securities available for sale, net of tax benefit of $1,085				(2,015)
Comprehensive income					9,882
Cash dividends paid of $0.275 per share			(6,903)		(6,903)
Shares issued - stock options	14	206			220
Shares issued - directors' stock purchase plan	8	247			255
Share-based compensation, net of tax benefit of $1		2			2
Balances at March 31, 2006	$25,101	$376,501	$116,083	$(8,582)	$509,103

Balances at January 1, 2007	$24,828	$368,554	$123,454	$(8,950)	$507,886
Impact of adoption of new accounting pronouncement			40		40
Comprehensive income:
Net income			9,041
Net change in unrealized losses on investment securities available for sale, net of tax expense of $595				1,106
Reclassification adjustment for realized net investment securities gains included in net income, net of tax expense of $1				(3)
Adjustment for pension and other postretirement benefits expense, net of tax benefit of $26				(50)
Comprehensive income					10,094
Shares issued - stock options	1	20			21
Shares issued - directors' stock purchase plan	7	216			223
Shares issued - share awards	1	44			45
Repurchase of shares	(23)	(637)			(660)
Share-based compensation, net of tax benefit of $1		1			1
Other			(3)		(3)
Balances at March 31, 2007	$24,814	$368,198	$132,532	$(7,897)	$517,647

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cash Flows From Operating Activities:
Net income	$9,041	$11,897
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,625	460
Gains on sales of loans	(264)	(185)
Proceeds from sales of loans	28,844	21,139
Loans originated for sale	(29,918)	(23,183)
Investment securities gains	(4)	-
Net (gains) losses on sales of other real estate and repossessed assets	(39)	57
Depreciation of premises and equipment	1,464	1,424
Amortization of intangible assets	734	718
Net amortization of premiums and discounts on investment securities	147	500
Share-based compensation expense	2	3
Net (increase) decrease in interest receivable and other assets	733	(221)
Net increase in interest payable and other liabilities	2,776	6,998
Net cash provided by operating activities	15,141	19,607

Cash Flows From Investing Activities:
Investment securities available for sale:
Proceeds from maturities, calls and principal reductions	25,527	36,227
Purchases	(23,946)	(16,501)
Investment securities held to maturity:
Proceeds from maturities, calls and principal reductions	2,493	28,302
Purchases	(180)	(2,816)
Other securities:
Purchases	-	(4,631)
Net decrease in loans	6,725	11,583
Proceeds from sales of other real estate and repossessed assets	688	939
Purchases of premises and equipment, net	(1,431)	(1,701)
Net cash provided by investing activities	9,876	51,402

Cash Flows From Financing Activities:
Net increase (decrease) in noninterest-bearing and interest-bearing demand deposits and savings accounts	44,431	(12,019)
Net increase in time deposits	9,519	58,278
Net (decrease) increase in securities sold under agreements to repurchase	(20,902)	3,794
Increase in FHLB advances - short-term	-	10,000
Repayment of FHLB advances - short-term	(10,000)	(43,000)
Increase in FHLB advances - long-term	10,000	10,000
Repayment of FHLB advances - long-term	(10,000)	(48,672)
Cash dividends paid	(7,079)	(6,903)
Proceeds from directors' stock purchase plan	223	255
Tax benefits from share-based awards	5	39
Proceeds from exercise of stock options	16	175
Repurchases of common stock	(660)	-
Net cash provided by (used in) financing activities	15,553	(28,053)

Net increase in cash and cash equivalents	40,570	42,956
Cash and cash equivalents at beginning of year	190,756	157,496
Cash and Cash Equivalents at End of Period	$231,326	$200,452

Supplemental disclosure of cash flow information:
Interest paid	$24,340	$18,461
Loans transferred to other real estate and repossessed assets	1,429	2,553

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2007

Note A:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (the Corporation) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

Certain prior year amounts have been reclassified to place them on a basis comparable with the current period's financial statements. Such reclassifications had no impact on net income or shareholders' equity.

Share-Based Compensation

Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment" (SFAS 123(R)), using the modified-prospective transition method. Under that method, compensation expense is recognized for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

The fair value of share-based awards is recognized as compensation expense on a straight-line basis over the requisite service period for awards granted after the adoption of SFAS 123(R). The requisite service period is the shorter of the vesting period or the period to normal retirement eligibility.

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

The tax periods open to examination by the Internal Revenue Service include the fiscal years ending December 31, 2006, 2005, 2004 and 2003. The same fiscal years are open to examination for the Michigan Single Business Tax with the addition of the fiscal year ending December 31, 2002.

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

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2007

Note A:  Basis of Presentation (continued)

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per share computations:
	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share amounts)

Numerator for both basic and diluted earnings per share, net income	$ 9,041	$11,897

Denominator for basic earnings per share, average outstanding common shares	24,833	25,097
Potential dilutive shares resulting from employee stock options	16	44
Denominator for diluted earnings per share	24,849	25,141

Basic earnings per share	$0.36	$0.47
Diluted earnings per share	0.36	0.47

Equity

In April 2005, the Corporation's board of directors authorized management to repurchase up to 500,000 shares of the Corporation's common stock. The repurchased shares were available for later reissue in connection with potential future stock dividends, the Corporation's dividend reinvestment plan, employee benefit plans and other general purposes. During the three months ended March 31, 2007, 23,000 shares were repurchased under the April 2005 authorization at an average price of $28.71 per share. In April 2007, the Corporation authorized management to repurchase up to another 500,000 shares of the Corporation's stock. The April 2007 authorization replaced all remaining prior share repurchase authorizations.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of related tax benefits, at March 31, 2007, December 31, 2006 and March 31, 2006 are as follows:
	March 31, 2007	December 31, 2006	March 31, 2006
	(In thousands)
Net unrealized losses on investment securities available for sale, net of related tax benefit of $1,547 at 3/31/07, $2,141 at 12/31/06 and $4,621 at 3/31/06.	$(2,874)	$(3,977)	$(8,582)
Pension and other postretirement benefits expense, net of related tax benefit of $2,703 at 3/31/07 and $2,677 at 12/31/06.	(5,023)	(4,973)	-
Accumulated other comprehensive loss	$(7,897)	$(8,950)	$(8,582)

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2007

Note A:  Basis of Presentation (continued)

At March 31, 2007, the Corporation held investment securities with a fair market value of $19.2 million that had gross unrealized losses, which existed for less than twelve months, of $0.05 million at that date. The Corporation also held investment securities as of March 31, 2007 with a fair market value of $394.3 million that had gross unrealized losses, which existed for twelve months or more, of $5.52 million at that date. Management believes that the unrealized losses on investment securities are temporary in nature and are due primarily to changes in interest rates and not as a result of credit related issues. The Corporation has both the intent and ability to hold the investment securities with unrealized losses to maturity or until such time as the unrealized losses recover.

Operating Segment

Under the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Corporation operates in a single operating segment - commercial banking. The Corporation is a financial holding company that operates through one commercial bank, Chemical Bank, as of March 31, 2007. Chemical Bank operates within the state of Michigan as a state-chartered commercial bank. The Corporation's commercial bank subsidiary operates through an organizational structure of community banks and offers a full range of commercial banking and fiduciary products and services to the residents and business customers in the community banks' geographical market areas. The Corporation's community banks are collections of branch banking offices organized by geographical regions within the state. The products and services offered by the community banks are generally consistent throughout the Corporation. The marketing of products and services throughout the Corporation's community banks is generally uniform, as many of the markets served by the community banks overlap. The distribution of products and services is uniform throughout the Corporation's community banks and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" (SAB 108). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires an entity to quantify misstatements using both a balance sheet perspective (iron curtain approach) and income statement perspective (rollover approach) and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.

In accordance with the adoption of SAB 108 in the fourth quarter of 2006, the Corporation recorded a $4.6 million cumulative increase, net of tax of $2.5 million, to retained earnings as of January 1, 2006. Information presented in the consolidated statement of financial position as of March 31, 2006 and the consolidated statement of changes in shareholder's equity for the three months ended March 31, 2006 has been adjusted to reflect the cumulative SAB 108 adjustment as of January 1, 2006. Financial information as of January 1, 2006, included herein in Management's Discussion and Analysis of Financial Condition and Results of Operations, has also been adjusted to reflect the adoption of SAB 108.

Accounting for Servicing of Financial Assets: The Financial Accounting Standards Board (FASB) issued SFAS No. 156, "Accounting for Servicing of Financial Assets" (SFAS 156), which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:
•

Amortization Method - Amortize servicing assets or servicing liabilities in proportion to and over the period of net servicing income or net servicing loss and assess the servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2007
•

Fair Value Measurement Method - Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the periods in which the changes occur.

The Corporation adopted the amortization method on January 1, 2007. The adoption of SFAS 156 did not have a material impact on the Corporation's consolidated financial condition or results of operations.

Fair Value Measurements:  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157), on fair value measurement. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances.

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

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The Corporation has not determined the impact that SFAS 157 will have on the Corporation's consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The Corporation has not determined the impact that SFAS 159 will have on the Corporation's consolidated financial condition or results of operations.

Accounting for Uncertainty in Income Taxes:  The FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which is effective for fiscal years beginning after December 15, 2006. The Corporation adopted FIN 48 effective January 1, 2007. FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income tax positions by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2007

likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48's use of the term "more-likely-than-not" in steps one and two is consistent with how that term is used in SFAS No. 109, "Accounting for Income Taxes" (i.e., a likelihood of occurrence greater than 50 percent).

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

FIN 48 includes expanded disclosure requirements, including a tabular roll forward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period. The adoption of FIN 48 did not have a material impact on the Corporation's consolidated financial condition or results of operations. Upon adoption of FIN 48, the Corporation recognized an increase in retained earnings of $0.04 million, a reduction in goodwill of $0.22 million and a reduction in income taxes payable (included in interest payable and other liabilities on the consolidated statement of financial position) of $0.26 million. After adoption of FIN 48, the Corporation had no remaining unrecognized tax benefits.

The Corporation recognizes any interest and penalties related to unrecognized tax benefits in the provision for income taxes.

Other

The Corporation and its subsidiary bank are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition or results of operations of the Corporation.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2007

Note B:  Nonperforming Assets, Allowance for Loan Losses and Impaired Loans

The following summarizes nonperforming assets at the dates indicated:
	March 31, 2007	December 31, 2006	March 31, 2006
		(In thousands)
Nonperforming Assets
Nonaccrual loans:
Commercial	$ 4,891	$ 4,221	$ 3,014
Real estate commercial	14,621	9,594	3,798
Real estate construction - commercial	3,283	2,552	3,943
Real estate residential	4,660	2,887	2,499
Consumer	1,293	985	648
Total nonaccrual loans	28,748	20,239	13,902
Loans 90 days or more past due and still accruing interest:
Commercial	2,030	1,693	2,238
Real estate commercial	2,342	2,232	1,558
Real estate construction - commercial	-	174	490
Real estate residential	1,350	1,158	1,057
Consumer	719	1,414	430
Total loans 90 days or more past due and still accruing interest	6,441	6,671	5,773
Total Nonperforming Loans	35,189	26,910	19,675
Repossessed Assets (1)	9,250	8,852	7,905
Total Nonperforming Assets	$44,439	$35,762	$27,580

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held for sale.

	March 31, 2007	December 31, 2006	March 31, 2006
Nonperforming loans as a percent of total loans	1.26%	0.96%	0.73%
Allowance for loan losses as a percent of total loans	1.25%	1.21%	1.27%
Nonperforming assets as a percent of total assets	1.16%	0.94%	0.74%
Allowance for loan losses as a percent of nonperforming loans	100%	127%	174%

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2007

Note B:  Nonperforming Assets, Allowance For Loan Losses and Impaired Loans (continued)

The following summarizes the changes in the Allowance for Loan Losses:
	Three Months Ended March 31,
	2007	2006
	(In thousands)
Balance as of January 1	$34,098	$34,148
Provision for loan losses	1,625	460

Loans charged off:
Commercial	(429)	(37)
Real estate commercial	(74)	-
Real estate construction - commercial	(67)	-
Real estate residential	(18)	(197)
Consumer	(350)	(480)
Total loans charged off	(938)	(714)
Loan recoveries:
Commercial	99	122
Real estate commercial	1	2
Real estate residential	1	-
Consumer	130	136
Total loan recoveries	231	260
Net loans charged off	(707)	(454)
Balance as of March 31	$35,016	$34,154

Net loans charged off against the allowance for loan losses to average loans (annualized)	0.10%	0.07%

The following summarizes impaired loan information at the dates indicated:
	Balances			Valuation Reserve
	March 31, 2007	December 31, 2006	March 31, 2006	March 31, 2007	December 31, 2006	March 31, 2006
	(in thousands)
Impaired loans with valuation reserve	$ 6,059	$ 3,770	$ 5,291	$1,440	$912	$1,405
Impaired loans with no valuation reserve	20,535	16,063	5,463	-	-	-
Total impaired loans	$26,594	$19,833	$10,754	$1,440	$912	$1,405

Impaired loans on nonaccrual basis	$22,795	$16,367	$10,754	$1,289	$892	$1,405
Impaired loans on accrual basis	3,799	3,466	-	151	20	-
Total impaired loans	$26,594	$19,833	$10,754	$1,440	$912	$1,405

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2007

Note B:  Nonperforming Assets, Allowance For Loan Losses and Impaired Loans (continued)

The Corporation considers all nonaccrual commercial and real estate commercial loans to be impaired loans. In addition, the Corporation identified an additional $3.8 million and $3.5 million of impaired commercial and real estate commercial loans that were in an accrual status at March 31, 2007 and December 31, 2006, respectively. Real estate residential and consumer loans are considered to be homogeneous and therefore are excluded from the analysis of impaired loans.

Note C:  Intangible Assets

The Corporation has recorded four types of intangible assets: goodwill, mortgage servicing rights (MSRs), core deposits and non-compete covenants. Goodwill, core deposits and non-compete covenants arose as the result of business combinations or other acquisitions. MSRs arose as a result of selling mortgage loans in the secondary market but retaining the right to service these loans and receive servicing income over the life of the loan. Amortization is recorded on the MSRs, core deposits and non-compete covenants. Goodwill is not amortized but is evaluated at least annually for impairment. No impairment was indicated in the annual impairment review for 2006.

The Corporation recognized $6.8 million of goodwill, including purchase accounting adjustments of $2.5 million, and $2.7 million of core deposit intangible assets, in conjunction with the acquisition of two branch offices during the third quarter of 2006. The core deposit intangible assets are being amortized on an accelerated basis over ten years. This branch transaction qualified as a business combination in accordance with SFAS No. 141, "Business Combinations."

The changes in the carrying amount of goodwill for the three months ended March 31, 2007 and 2006, are as follows:
	Three Months Ended March 31,
	2007	2006
	(In thousands)
Balance as of January 1	$70,129	$63,293
Adjustment due to the adoption of FIN 48	(221)	-
Balance as of March 31	$69,908	$63,293

The following table shows the net carrying value of the Corporation's other intangible assets:
	March 31, 2007	December 31, 2006	March 31, 2006
	(In thousands)
Core deposits/non-compete covenants	$5,886	$6,379	$5,246
Mortgage servicing rights	2,299	2,398	2,283
Other intangible assets	$8,185	$8,777	$7,529

There was no impairment valuation allowance recorded on MSRs as of March 31, 2007, December 31, 2006 or March 31, 2006. The Corporation was servicing $549.0 million, $551.8 million and $533.0 million of real estate residential loans as of March 31, 2007, December 31, 2006 and March 31, 2006, respectively.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2007

Note C: Intangible Assets (continued)

The following table sets forth the carrying amount and accumulated amortization of core deposits and non-compete covenants that are amortizable and arose from business acquisitions:
	March 31, 2007			December 31, 2006			March 31, 2006
	Gross Original Amount	Accumulated Amortization	Carrying Amount	Gross Original Amount	Accumulated Amortization	Carrying Amount	Gross Original Amount	Accumulated Amortization	Carrying Amount
				(In thousands)
Core deposits/ non- compete covenants	$18,033	$12,147	$5,886	$21,956	$15,577	$6,379	$19,959	$14,713	$5,246

The following table sets forth the amortization expense of other intangible assets:
	Three Months Ended March 31,
	2007	2006
	(In thousands)
Core deposits / non-compete covenants	$494	$534
Mortgage servicing rights	240	184
Other intangible assets	$734	$718

At March 31, 2007, the remaining amortization expense on other intangible assets that existed as of that date has been estimated through 2012 and thereafter in the following table (in thousands):
2007	$1,293
2008	1,542
2009	718
2010	470
2011	406
2012 and thereafter	1,457
Total	$5,886

Note D:  Employee Benefit Plans

Share-Based Compensation Plans

The Corporation's Stock Incentive Plan of 1997 (1997 Plan), which was shareholder-approved, permitted the grant of options to purchase shares of common stock to its employees. As of March 31, 2007, there were no shares available for future grant under the 1997 Plan, by action of the board of directors in December 2006.

Effective January 17, 2006, as approved by the Corporation's shareholders at the 2006 annual meeting of shareholders held April 17, 2006, the Corporation established the Stock Incentive Plan of 2006 (2006 Plan). The 2006 Plan permits the grant and award of stock options, restricted stock and restricted stock units, stock awards, other stock-based and stock-related awards and stock appreciation rights (incentive awards). Subject to certain anti-dilution and other adjustments, the Plan authorized up to 1,000,000 shares of the Corporation's common stock available for issuance as incentive awards. No employee of the Corporation may receive any incentive award under the 2006 Plan while the employee is a member of the Compensation and Pension Committee. The 2006 Plan provides for accelerated vesting if there is a change in control as defined in the 2006 Plan. Option awards can be

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2007

Note D:  Employee Benefit Plans (continued)

granted with an exercise price equal to no less than the market price of the Corporation's stock at the date of grant and the Corporation expects option awards generally to vest from one to five years from the date of grant. Dividends are not paid on unexercised options. Key employees of the Corporation and its subsidiaries, as the Compensation and Pension Committee of the board of directors may select from time to time, are eligible to receive awards under the 2006 Plan. At March 31, 2007 there were 998,637 shares available for future issuance under the 2006 Plan.

The Corporation did not grant share-based compensation awards during the three-month periods ended March 31, 2007 and March 31, 2006.

The Corporation maintains share-based employee compensation plans, under which it periodically has granted stock options for a fixed number of shares with an exercise price equal to the market value of the shares on the date of grant. Prior to January 1, 2006, the Corporation accounted for these options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25), and related interpretations, as permitted by SFAS 123. No share-based employee compensation expense was recognized in the consolidated statement of income for years prior to 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Corporation adopted SFAS 123(R) using the modified-prospective transition method. Under that transition method, compensation expense recognized in the first three months of 2007 and 2006 includes compensation expense for all share-based awards (stock options) granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.

The fair value of share-based awards is recognized as compensation expense on a straight-line basis over the requisite service period for awards granted after the adoption of SFAS 123(R). The requisite service period is the shorter of the vesting period or the period to normal retirement eligibility. Forfeitures have been insignificant historically, and are expected to continue to be insignificant.

As a result of adopting SFAS 123(R) on January 1, 2006, the Corporation recognized compensation expense related to stock options of two thousand dollars for the three months ended March 31, 2007, compared to three thousand dollars for the three months ended March 31, 2006. Basic and diluted earnings per share for the three months ended March 31, 2007 and the three months ended March 31, 2006 did not change as a result of the Corporation adopting SFAS 123(R). The Corporation reported basic and diluted earnings per share of $0.36 and $0.47 for the three months ended March 31, 2007 and March 31, 2006, respectively.

SFAS 123(R) requires the cash flows realized from the tax benefits of exercised stock option awards that result from actual tax deductions in excess of the recorded tax benefits related to the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows. The tax benefits classified as financing cash flows of five thousand dollars in the first quarter of 2007 and thirty-nine thousand dollars in the first quarter of 2006 would have been classified as operating cash flows prior to the adoption of SFAS 123(R).

A summary of stock option activity during the three months ended March 31, 2007 is presented below:
	Number of Options	Weighted-Average Exercise Price Per Share
Outstanding at January 1, 2007	641,494	$33.15
Granted	-	-
Exercised	(2,336)	$26.06
Forfeited or expired	-
Outstanding at March 31, 2007	639,158	$33.17
Exercisable/vested at March 31, 2007	633,921	$33.22

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2007

Note D:  Employee Benefit Plans (continued)

As of March 31, 2007, there was approximately five thousand dollars of total unrecognized pre-tax compensation expense related to nonvested share-based compensation awards outstanding. This expense will be recognized during 2007.

Pension and Other Postretirement Benefits

The components of net periodic benefit cost for the Corporation's qualified and nonqualified pension plans and nonqualified postretirement benefits plan are as follows:
	Defined Benefit Pension Plans		Postretirement Benefits Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
	(In thousands)

Service cost	$470	$1,302	$-	$-
Interest cost	1,121	1,179	65	70
Expected return on plan assets	(1,405)	(1,589)	-	-
Amortization of prior service benefit	(1)	(6)	(81)	(81)
Amortization of unrecognized net (gain) loss	(1)	195	7	15
Net periodic benefit cost	$184	$1,081	$(9)	$4

401(k) Savings Plan (401(k) Plan) expense was $0.45 million and $0.13 million for the three months ended March 31, 2007 and 2006, respectively.

For further information on the Corporation's pension and other postretirement benefits, refer to Note L to the consolidated financial statements included in the Corporation's 2006 Annual Report on Form 10-K.

Note E:  Financial Guarantees

In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer's creditworthiness. At March 31, 2007 and 2006, the Corporation had $44.9 million and $49.3 million, respectively, of outstanding financial and performance standby letters of credit which expire in five years or less. The majority of these standby letters of credit are collateralized. The amount of a potential liability arising from these standby letters of credit is considered immaterial to the financial statements as a whole.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

Critical Accounting Policies

The Corporation's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management has identified the determination of the allowance for loan losses, pension and other postretirement plan accounting, income and other taxes, capitalization and valuation of mortgage servicing rights and the evaluation of goodwill impairment to be the accounting areas that require the most subjective or complex judgments, and as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. The Corporation believes that these estimates and the related policies are important to the portrayal of the Corporation's financial condition and results of operations. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the board of directors. The Corporation's significant accounting policies are more fully described in Note A to the audited consolidated financial statements contained in the Corporation's 2006 Annual Report on Form 10-K and the more significant assumptions and estimates made by management are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Corporation's 2006 Annual Report on Form 10-K. There have been no material changes to those policies or the estimates made pursuant to those policies during the most recent quarter.

Summary

The Corporation's net income was $9.0 million in the first quarter of 2007, down 24.0% from net income of $11.9 million in the first quarter of 2006. Diluted earnings per share were $0.36 in the first quarter of 2007, down 23.4% from diluted earnings per share of $0.47 in the first quarter of 2006. The decreases in net income and earnings per share were primarily the result of a decrease in net interest income and increases in the provision for loan losses and operating expenses.

Return on average assets in the first quarter of 2007 was 0.97%, compared to 1.28% in the first quarter of 2006 on an annualized basis. Return on average equity in the first quarter of 2007 was 7.2%, compared to 9.5% in the first quarter of 2006 on an annualized basis.

Total assets were $3.82 billion as of March 31, 2007, up $78.7 million, or 2.1%, from March 31, 2006, and up $28.2 million, or 0.7%, from total assets of $3.79 billion at December 31, 2006. The increase in total assets from March 31, 2006 to March 31, 2007 was primarily attributable to the acquisition of two branch banking offices in 2006.

Total loans increased $106.7 million, or 4.0%, from March 31, 2006 to $2.80 billion as of March 31, 2007, although decreased $8.9 million, or 0.3%, from December 31, 2006. The increase in total loans from March 31, 2006 was attributable to the net addition of $50 million in loans that were acquired in conjunction with the acquisition of two branch banking offices in 2006 and due to modest internal growth across all loan categories, except real estate construction loans.

In August 2006, the Corporation acquired two branch banking offices in Hastings and Gun Lake, Michigan from First Financial Bank, N.A., headquartered in Hamilton, Ohio, operating as Sand Ridge Bank. As a result of this transaction, the Corporation acquired deposits of $47 million, portfolio loans of $50 million, long-term fixed interest rate real estate residential loans of $14 million (which were sold during December 2006), and other miscellaneous assets, including goodwill of $6.8 million and core deposit intangible assets of $2.7 million.

At March 31, 2007, shareholders' equity was 13.6% of total assets and $20.86 per outstanding share. Shareholders' equity of $517.6 million as of March 31, 2007 increased $9.8 million, or 1.9%, from December 31, 2006. The increase in shareholders' equity during the three months ended March 31, 2007 was primarily attributable to net income during the first quarter of 2007 of $9.0 million. Cash dividends paid of $7.1 million during the three months ended March 31, 2007 were declared and recognized during the fourth quarter of 2006. It is the Corporation's general practice to declare and pay cash dividends in the same quarter.

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

The presentation of net interest income on a FTE basis is not in accordance with GAAP, but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $0.55 million and $0.44 million for the first quarters of 2007 and 2006, respectively. These adjustments were computed using a 35% federal income tax rate.

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

The Corporation's net interest income (FTE) in the first quarter of 2007 was $32.3 million, a $1.7 million, or 5.0%, decrease from net interest income (FTE) of $34.0 million recorded in the first quarter of 2006. The decrease in net interest income (FTE) was primarily attributable to a combination of the adverse impact of the increase in short-term interest rates during 2006 and the flat and sometimes inverted interest yield curve during the twelve months ended March 31, 2007 on interest expense on deposits and short-term borrowings, and changes in the mix of interest-bearing liabilities from lower-cost transaction and savings deposits to higher-cost money market savings, time and municipal customer deposits. These unfavorable items were partially offset by an increase in the yield on interest-earning assets and a positive change in the mix of interest-earning assets, with average loans up $102.9 million, or 3.8%, in the first quarter of 2007, as compared to the first quarter of 2006.

Net interest margin was 3.62% in the first quarter of 2007, compared to 3.90% in the first quarter of 2006. The decrease in net interest margin during the three months ended March 31, 2007, compared to the same time period in 2006, was primarily attributable to the increase in the average yield on interest-earning assets not keeping pace with the increase in the average cost of interest-bearing liabilities during the first quarter of 2007. The average yield on interest-earning assets increased 32 basis points to 6.37% in the first quarter of 2007, compared to the first quarter of 2006. The average cost of interest-bearing liabilities increased 79 basis points to 3.59% in the first quarter of 2007, compared to the first quarter of 2006. The increase in the cost of interest-bearing liabilities was attributable to a combination of factors, including the overall increase in market interest rates during 2006 and the migration of customer funds from lower-yielding transaction and savings deposit products into higher yielding money market savings and time deposits. The yield on the Corporation's loan portfolio has increased only moderately during a period of significantly rising interest rates due to the loan portfolio being comprised predominately of fixed interest rate loans or loans with interest rates fixed for at least five years and an increase in nonaccrual loans. In addition, the competition for loan volume remained strong in the Corporation's local markets, resulting in heightened pricing competition for new loan originations.

The Corporation's competitive position within many of its market areas limits its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. Competition for core deposits remains strong throughout the Corporation's markets and is expected to result in continued increases in the average cost of deposits. The Corporation's ability to increase net interest income during the remainder of 2007 and into 2008 will be dependent on a number of factors, including but not limited to, the direction and magnitude of market interest rates, the slope of the interest yield curve, the state of the economic climate in the markets that the Corporation serves, the Corporation's ability to sell more loan, deposit and other products to existing customers, the degree of competition from other financial institutions for both loan customers and deposit accounts and the Corporation's ability to attract new customers from competitor financial institutions for both loans and deposits.

Average Balances, Tax Equivalent Interest, and Effective Yields and Rates*
	Three Months Ended March 31,
	2007			2006
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$2,798,614	$47,597	6.82%	$2,695,742	$43,850	6.60%
Taxable investment securities	555,723	6,135	4.42	642,366	6,342	4.00
Tax-exempt investment securities	60,549	980	6.47	57,097	923	6.47
Other securities	22,131	216	3.96	25,683	341	5.38
Federal funds sold	111,558	1,445	5.18	86,655	951	4.45
Interest-bearing deposits with unaffiliated banks	5,299	99	7.58	28,185	313	4.50
Total interest-earning assets	3,553,874	56,472	6.37	3,535,728	52,720	6.05
Less: Allowance for loan losses	34,395			34,457
Other Assets:
Cash and cash due from banks	91,877			99,989
Premises and equipment	49,611			45,087
Interest receivable and other assets	127,801			125,221
Total Assets	$3,788,768			$3,771,568

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$ 549,731	$ 3,643	2.69%	$ 575,799	$ 3,021	2.13%
Savings deposits	714,566	3,991	2.27	755,933	2,791	1.50
Time deposits	1,133,710	12,702	4.54	1,013,695	9,262	3.71
Securities sold under agreements to repurchase	162,580	1,614	4.03	135,900	1,059	3.16
Reverse repurchase agreements - short-term	-	-	-	10,000	92	3.73
Federal Home Loan Bank advances - short-term	22,444	294	5.31	34,222	417	4.94
Federal Home Loan Bank advances - long-term	145,072	1,907	5.33	183,079	2,044	4.53
Total interest-bearing liabilities	2,728,103	24,151	3.59	2,708,628	18,686	2.80
Noninterest-bearing deposits	521,592			527,046
Total deposits and borrowed funds	3,249,695			3,235,674
Interest payable and other liabilities	27,756			27,322
Shareholders' equity	511,317			508,572
Total Liabilities and Shareholders' Equity	$3,788,768			$3,771,568
Net Interest Income (FTE)		$32,321			$34,034
Net Interest Margin (FTE)			3.62%			3.90%

*Taxable equivalent basis using a federal income tax rate of 35%.

Volume and Rate Variance Analysis (1)
	Three Months Ended March 31, 2007 compared to 2006
	Increase (Decrease) Due to Changes in
	Average Volume(2)	Average Yield/Rate(2)	Combined Increase/ (Decrease)
	(In thousands)
Changes in Interest Income:
Loans	$1,888	$ 1,859	$ 3,747
Taxable investment securities	(895)	688	(207)
Tax-exempt investment securities	56	1	57
Other securities	(43)	(82)	(125)
Federal funds sold	314	180	494
Interest-bearing deposits with unaffiliated banks	(348)	134	(214)
Total change in interest income	972	2,780	3,752

Changes in Interest Expense:
Interest-bearing demand deposits	48	574	622
Savings deposits	570	630	1,200
Time deposits	1,138	2,302	3,440
Securities sold under agreements to repurchase	232	323	555
Reverse repurchase agreements - short-term	(92)	-	(92)
Federal Home Loan Bank advances - short-term	(153)	30	(123)
Federal Home Loan Bank advances - long-term	(465)	328	(137)
Total change in interest expense	1,278	4,187	5,465
Total Decrease in Net Interest Income (FTE)	$ (306)	$(1,407)	$(1,713)

(1) Taxable equivalent basis using a federal income tax rate of 35%.
(2) The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision and Allowance for Loan Losses

The provision for loan losses (provision) is an increase to the allowance for loan losses (allowance) to provide for probable losses inherent in the loan portfolio. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the remainder of the loan portfolio but that have not been specifically identified. The allowance is comprised of specific allowances (assessed for loans that have known credit weaknesses), pooled allowances based on assigned risk ratings and historical loan loss experience for each loan type, and an unallocated allowance for imprecision in the subjective nature of the specific and pooled allowance methodology. Management evaluates the allowance on a quarterly basis to ensure the level is adequate to absorb probable losses inherent in the loan portfolio. This evaluation process is inherently subjective as it requires estimates that may be susceptible to significant change and has the potential to affect net income materially. The Corporation's methodology for measuring the adequacy of the allowance includes several key elements, which includes a review of the loan portfolio, both individually and by category, and includes consideration of changes in the mix and volume of the loan portfolio, actual loan loss experience, the financial condition of the borrowers, industry and geographical exposures within the portfolio, economic conditions and employment levels of the Corporation's local markets and other factors affecting business sectors. Management believes that the allowance for loan losses is currently maintained at the appropriate level, considering the inherent risk in the loan portfolio. Future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies or the level of loan losses incurred.

The provision for loan losses was $1.625 million in the first quarter of 2007, compared to $0.46 million in the first quarter of 2006. Net loan charge-offs were $0.7 million in the first quarter of 2007, compared to $0.5 million in the first quarter of 2006. Net loan charge-offs as a percentage of average total loans were 0.10% during the three months ended March 31, 2007, compared to 0.07% during the same time period in 2006. The increase in the provision for loan losses, in the first quarter of 2007 over the first quarter of 2006, was primarily driven by an increase in net loan charge-offs, an increase in nonperforming loans and a $0.5 million increase in the impairment reserve on impaired loans.

Nonperforming loans were $35.2 million at March 31, 2007, $26.9 million as of December 31, 2006, and $19.7 million as of March 31, 2006. The $8.3 million increase in nonperforming loans during the first quarter of 2007 occurred primarily in the nonaccrual real estate commercial and real estate residential loan categories. Nonaccrual real estate commercial and real estate residential loans at March 31, 2007 were $17.9 million and $4.7 million, respectively, up $5.8 million and $1.8 million, respectively, from December 31, 2006. During the first quarter of 2007, three significant commercial loans were transferred to a nonaccrual status. The first loan totaled $1.8 million and is collateralized by a hotel in Kalamazoo, Michigan. The second and third loans of $1.1 million and $1.2 million are borrowings to the same customer, both collateralized by the same non-owner occupied real estate in Midland, Michigan. Foreclosure proceedings have begun on these two properties, as well as on a number of other nonaccrual loan properties. As of March 31, 2007, the Corporation was in various stages of foreclosure on $11.7 million of commercial real estate and $1.7 million of residential real estate properties. As of March 31, 2007, no specific reserves had been established on the loans held in a nonaccrual status for which foreclosure proceedings had begun, based on management's assessment that the fair market value of the underlying collateral exceeded the carrying amount of the loans as of this date. In 2006, the Corporation partially charged-off $1.1 million and $0.4 million on two nonaccrual loans that remained in nonaccrual status at March 31, 2007 and are in the process of foreclosure, with the remaining carrying amounts of these loans at March 31, 2007 of $1.6 million and $1.5 million, respectively. It is management's opinion that the increase in nonaccrual loans is due to a general deterioration in credit quality that is attributable, in part, to the continuing recessionary Michigan economy. At March 31, 2007, nonperforming loans as a percentage of total loans were 1.26%, up from 0.96% at December 31, 2006 and from 0.73% at March 31, 2006. Total nonaccrual loans were $28.7 million at March 31, 2007, compared to $20.2 million at December 31, 2006 and $13.9 million at March 31, 2006.

Economic conditions in the Corporation's markets, all within Michigan, were generally less favorable than those nationwide during the three-month period ended March 31, 2007. Forward-looking indicators suggest these economic conditions will continue for the remainder of 2007.

At March 31, 2007, the allowance was $35.0 million, compared to $34.1 million at December 31, 2006 and $34.2 million at March 31, 2006. The increase in the allowance during the first quarter of 2007 was attributable to the provision for loan losses of $1.625 million exceeding net loan charge-offs of $0.7 million. The allowance as a percentage of total period-end loans was 1.25% at March 31, 2007, compared to 1.21% at December 31, 2006 and 1.27% at March 31, 2006.

Noninterest Income

The following includes the major components of noninterest income during the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Service charges on deposit accounts	$ 4,968	$5,097
Trust and investment services revenue	2,100	2,005
Other fees for customer services	758	713
ATM and network user fees	773	668
Investment fees	738	551
Insurance commissions	173	200
Mortgage banking revenue	442	423
Investment securities gains	4	-
Other	87	175
Total Noninterest Income	$10,043	$9,832

Noninterest income of $10.0 million in the first quarter of 2007 increased $0.2 million, or 2.1%, compared to the first quarter of 2006. The Corporation experienced increases in a number of noninterest income categories, including trust and investment services revenue of $0.1 million, or 4.7%, ATM and network user fees of $0.1 million, or 15.7%, and investment fees of $0.2 million, or 33.9%. The increases in the first quarter of 2007 were partially offset by decreases of $0.1 million, or 2.5%, in service charges on deposit accounts and $0.1 million, or 50.3%, in other income, compared to the first quarter of 2006. Other income in the first quarter of 2006 included $0.1 million of rental income that is no longer being received, as the Corporation is internally utilizing the property as administrative offices, which was intended when the building was purchased in 2003.

Operating Expenses

The following includes the major components of operating expenses during the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Salaries and wages	$11,764	$11,076
Employee benefits	2,975	3,514
Occupancy	2,589	2,598
Equipment	2,304	2,188
Postage and courier	743	724
Supplies	417	253
Professional fees	1,874	843
Outside processing / service fees	455	568
Michigan single business tax	390	480
Advertising and marketing	629	373
Intangible asset amortization	494	533
Telephone	468	456
Loan and collection	415	298
Other	1,241	1,217
Total Operating Expenses	$26,758	$25,121

Total operating expenses of $26.8 million in the first quarter of 2007 were $1.6 million, or 6.5%, higher than in the first quarter of 2006. The increase in operating expenses between the first quarter of 2007 and 2006 was primarily attributable to increases in salaries and wages, professional fees, and advertising and marketing expenses that were partially offset by decreases in employee benefits and outside processing / service fees.

The Corporation had 1,485 employees on a full-time equivalent basis as of March 31, 2007, compared to 1,558 employees on a full-time equivalent basis as of March 31, 2006. The decrease in the number of employees was largely attributable to the closure of eight underperforming branch banking offices in February 2006 and the Corporation's internal consolidation during 2006. This decrease was partially offset by an increase in the number of employees from the 2006 branch acquisitions and four new branch banking offices that were opened during the latter part of 2006 and early 2007. Salaries and wages were up $0.7 million, or 6.2%, during the three months ended March 31, 2007, compared to the same time period in 2006. The increase in salaries and wages was primarily attributable to the increase in the number of employees from the 2006 branch acquisitions and new branches opened, new positions created and merit compensation increases awarded to employees in January 2007, exceeding decreases resulting from branch closures and the internal consolidation in 2006. Overall, total merit increases awarded in January 2007 averaged approximately 3% of salaries and wages. In addition, incentive compensation expense of $0.4 million during the three months ended March 31, 2007 was $0.1 million higher than in the same time period in 2006.

In April 2007, the Corporation announced an internal reorganization that will centralize six operations departments and reduce back office and management staff by approximately fifty positions. Management estimated that it will incur a one-time charge in the second quarter of 2007 for early retirement and severance costs in conjunction with the reorganization of $1.5 million. Management expects annual pre-tax compensation expense savings of approximately $2 million beginning in 2008.

Total employee benefits expense during the three months ended March 31, 2007 was $3.0 million, a decrease of $0.5 million, or 15.3%, compared to the same time period in 2006. The decrease in employee benefits expense was largely attributable to a reduction in pension expense. Pension expense for the defined benefit plans was $0.9 million lower in the three months ended March 31, 2007, compared to the same time period in 2006. The decrease in this expense during the three months ended March 31, 2007 was partially offset by an increase in 401(k) Plan expense of $0.3 million, compared to the same time period in 2006.

The Corporation decreased the future obligations of its defined benefit pension plan (Pension Plan) through a partial freeze of the Pension Plan effective May 31, 2006. This change affected approximately two-thirds of the Pension Plan participants, whereby no additional benefits under the Pension Plan will be earned by these employees after June 30, 2006. For employees affected by the freeze, the Corporation began contributing four percent of their eligible pay to the 401(k) Plan without regard to the employees' contribution, while continuing its existing policy of partially matching employee contributions to the 401(k) Plan. Employees who are receiving the new benefit under the 401(k) Plan are those with less than fifteen years of service or those whose combined age and years of service was less than sixty-five at June 30, 2006.

Professional fees of $1.9 million in the first quarter of 2007 were up $1.0 million, or 122%, from the first quarter of 2006. The increase was partially attributable to $0.45 million of consulting and legal fees related to corporate initiatives completed during the first quarter of 2007. In addition, external audit fees were $0.28 million higher in the first quarter of 2007, compared to the first quarter of 2006, due primarily to a change in the timing of the services provided.

Advertising and marketing expenses of $0.6 million during the first quarter of 2007 were $0.3 million, or 68.6%, higher than the first quarter of 2006. The increase was primarily attributable to costs incurred in conjunction with Chemical Bank's 90th anniversary celebration and other product promotions in the first quarter of 2007.

Loan and collection expenses of $0.4 million in the first quarter of 2007 were $0.1 million, or 39.3%, higher than in the first quarter of 2006. The increase was primarily attributable to the recognition of $0.3 million in losses associated with the disposition of other real estate and repossessed assets in 2007, compared to $0.1 million in losses in 2006.

Other operating expenses for the three months ended March 31, 2007 and 2006 were approximately $1.2 million.

The flatness in other operating expenses consisted of increases in donations, employee business expense and miscellaneous losses offset by declines in employee training costs and correspondent bank fees.

Income Tax Expense

The Corporation's effective federal income tax rate was 32.7% in the first quarter of 2007, compared to 33.3% in the first quarter of 2006. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate is primarily a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits.

Balance Sheet Changes

Loans

The Corporation's philosophy is such that it will not compromise on loan quality and generally does not make loans outside its banking markets to grow its loan portfolio. In addition, the Corporation generally does not participate in syndicated loans, which is a method utilized by some financial institutions to increase the size of their loan portfolios. The Corporation's loan portfolio consists, almost exclusively, of loans originated within the state of Michigan, although the loan portfolio is generally diversified geographically within the state of Michigan, as well as along industry lines, and is generally well collateralized.

Total loans at March 31, 2007 were $2.80 billion, down $8.9 million, or 0.3%, compared to total loans of $2.81 billion at December 31, 2006, and up $106.7 million, or 4.0%, from total loans at March 31, 2006. The decline in loans from year-end was attributable to a reduction in customer demand that is believed by management to be due to the less than favorable economic climate within Michigan. The result of the weakness of the economy within Michigan has adversely impacted both new capital investments by businesses within the Corporation's markets and new residential housing construction. The increase in total loans from March 31, 2006 was partially attributable to the acquisition of $50 million in net loans in a business combination transaction that was completed in August 2006.

Commercial loans increased $12.6 million, or 2.3%, from December 31, 2006 to $558.2 million as of March 31, 2007. Commercial loans represented 19.9% of the Corporation's loan portfolio as of March 31, 2007 and 19.4% as of December 31, 2006.

Real estate commercial loans increased $1.1 million, or 0.2%, from December 31, 2006 to $727.7 million as of March 31, 2007. Real estate commercial loans represented 26.0% of the Corporation's loan portfolio as of March 31, 2007 and 25.9% as of December 31, 2006.

Commercial lending and real estate commercial lending are generally considered to involve a higher degree of risk than one- to four-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower for rental or business properties or for the operation of a business. The payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and thus is typically affected by adverse conditions in the real estate market and in the economy. The Corporation generally attempts to mitigate the risks associated with commercial lending by, among other things, lending primarily in its market areas and using conservative loan-to-value ratios in the underwriting process. In addition, loan to value ratios are susceptible to unfavorable changes when collateral values decline as a result of decreases in general economic conditions.

Real estate construction loans decreased $8.3 million, or 5.7%, from December 31, 2006 to $137.6 million as of March 31, 2007. Real estate construction loans represented 4.9% and 5.2% of the Corporation's loan portfolio as of March 31, 2007 and December 31, 2006, respectively. Construction lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser of the property if it will not be owner-occupied. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market areas, using conservative underwriting guidelines and monitoring the construction process.

Real estate residential loans decreased $1.7 million, or 0.2%, from December 31, 2006 to $833.6 million as of March 31, 2007. Residential real estate loans represented 29.8% of the Corporation's loan portfolio as of March 31, 2007 and 29.8% as of December 31, 2006. The Corporation's real estate residential loans primarily consist of one- to four-family residential loans with original terms of fifteen years or less. The loan-to-value ratio at time of origination is generally 80% or less. Loans originated with more than an 80% loan-to-value ratio generally require private mortgage insurance or are sold in the secondary market. During the first three months of 2007, the Corporation kept the majority of fixed rate real estate residential loans originated with fixed interest rate terms of up to ten years in its own loan portfolio, rather than selling them in the secondary mortgage market. The Corporation continued to sell the majority of fixed rate residential loans with terms fifteen years and greater in the secondary mortgage market.

Consumer loans decreased $12.5 million, or 2.3%, from December 31, 2006 to $541.8 million as of March 31, 2007. Consumer loans represented 19.4% of the Corporation's loan portfolio as of March 31, 2007 and 19.7% as of December 31, 2006.

Consumer loans generally have shorter terms than mortgage loans but generally involve more credit risk than one- to four-family residential lending because of the type and nature of the collateral. Collateral values, particularly those of automobiles, are negatively impacted by many factors, such as new car promotions, vehicle condition and economic conditions. Consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be negatively affected by adverse personal situations. Weaker economic conditions in Michigan have resulted in higher consumer delinquencies and bankruptcies that have consequently increased the risk profile of consumer loans and also resulted in higher losses on the disposition of collateral.

Loans held for sale at March 31, 2007 were $7.0 million, an increase of $1.3 million, or 23.6%, compared with December 31, 2006.

Nonperforming loans consist of loans for which the accrual of interest has been discontinued and loans which are past due as to principal or interest by 90 days or more and are still accruing interest. Nonperforming loans were $35.2 million as of March 31, 2007 and $26.9 million as of December 31, 2006, and represented 1.26% and 0.96% of total loans, respectively. It is management's opinion that the increase in nonperforming loans is, in part, attributable to the recessionary type economic climate within Michigan.

A loan is considered impaired when management determines it is probable that all of the principal and interest due will not be collected according to the contractual terms of the loan agreement. In most instances, the impairment is measured based on the fair market value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. A portion of the allowance for loan losses may be allocated to impaired loans. The Corporation has determined that all of its nonaccrual commercial and real estate commercial loans meet the definition of an impaired loan. In addition, the Corporation identified $3.8 million of commercial and real estate commercial loans that were in an accrual status that were also impaired loans at March 31, 2007.

Impaired loans totaled $26.6 million as of March 31, 2007 and $19.8 million as of December 31, 2006. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that as of March 31, 2007 and December 31, 2006, $6.1 million and $3.8 million, respectively, of the impaired loans required an allocation of the allowance. The allowance for loan losses allocated to these impaired loans was $1.4 million at March 31, 2007, compared to $0.9 million at December 31, 2006. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from the estimates used on these loans.

The significant increases in nonperforming loans and impaired loans during the three months ended March 31, 2007 were partially a result of a weakened economy in Michigan. The weakened economy in Michigan has resulted in higher loan delinquencies, customer bankruptcies and real estate foreclosures. Based on current economic conditions in Michigan, the Corporation expects real estate foreclosures to increase. It is also the Corporation's opinion that the loan portfolio is generally well secured.

The allowance for loan losses was $35.0 million at March 31, 2007 and represented 1.25% of total loans, compared to $34.1 million, or 1.21% of total loans at December 31, 2006.

Total Assets

Total assets were $3.82 billion as of March 31, 2007, an increase of $28.2 million, or 0.75%, from total assets of $3.79 billion as of December 31, 2006 and an increase of $78.7 million, or 2.1%, from total assets of $3.74 billion as of March 31, 2006. The increase in total assets from year-end 2006 was primarily attributable to the seasonal growth in municipal customer deposits that were invested in federal funds sold. The increase in total assets from March 31, 2006 was attributable to the acquisition of two branch banking offices in August 2006.

Interest-earning assets were $3.58 billion at March 31, 2007, an increase of $78.1 million, or 2.2%, from December 31, 2006. The increase in interest-earning assets between December 31, 2006 and March 31, 2007 was attributable to a seasonal growth in municipal customer deposits that were invested in federal funds sold.

Total Deposits

Total deposits were $2.95 billion as of March 31, 2007, an increase of $54.0 million, or 1.9%, from total deposits of $2.90 billion as of December 31, 2006, and an increase of $85.9 million, or 3.0%, from total deposits of $2.87 billion as of March 31, 2006. The increase in total deposits during the first quarter of 2007 was largely attributable to higher municipal customer deposits, which are seasonal in nature. The increase in total deposits during the twelve months ended March 31, 2007 was partially attributable to the business combination completed in August 2006, which added $47 million of deposits at the transaction date.

During the twelve months ended March 31, 2007, the Corporation experienced an unfavorable change in the mix of deposits as customers transferred deposit balances in lower yielding transaction accounts to higher yielding money market savings and time deposit accounts. In addition, deposit declines in lower yielding type consumer accounts were replaced with increases in higher interest rate business and municipal deposit accounts. The combination of the rising interest rate environment and the change in the mix of the deposit portfolio resulted in the average cost of the deposit portfolio increasing to 3.59% in the first quarter of 2007 from 2.80% in the first quarter of 2006.

Liquidity and Debt Capacity

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demands and deposit withdrawals and to capitalize on opportunities for business expansion. The bank subsidiary's primary liquidity sources consist of federal funds sold, interest-bearing deposits with unaffiliated banks, investment securities classified as available for sale and investment securities classified as held to maturity maturing within one year. These sources are supplemented by new deposits, loan payments by customers and additional Federal Home Loan Bank (FHLB) borrowings.

The Corporation's total loan to deposit ratio as of March 31, 2007 and December 31, 2006 was 94.8% and 96.9%, respectively.

FHLB advances - short-term are borrowings from the FHLB that have original maturities of one year or less. FHLB advances - short-term totaled $20.0 million as of March 31, 2007, compared to $30.0 million as of December 31, 2006. FHLB advances - long-term are borrowings from the FHLB that have original maturities of greater than one year. FHLB advances - long-term totaled $145.1 million as of March 31, 2007 and December 31, 2006. At March 31, 2007, the Corporation's additional borrowing availability through the FHLB, based on the amount of FHLB stock owned by the Corporation, and subject to the FHLB's credit requirements and policies, was $148 million. FHLB advances, both short-term and long-term combined, are collateralized by a blanket lien on qualified one- to four-family residential mortgage loans with an aggregate book value equal to at least 145% of the advances. At March 31, 2007, the carrying value of these type loans was $796 million.

The scheduled principal maturities on FHLB advances - long-term outstanding at March 31, 2007 were as follows (in thousands):
2007	$5,023
2008	80,024
2009	20,025
2010	40,000
Total	$145,072

The Corporation has various commitments that may impact liquidity. The following table summarizes the Corporation's commitments and expected expiration dates by period at March 31, 2007.

	March 31, 2007
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit	$226,067	$81,684	$39,786	$40,812	$388,349
Undisbursed loans	84,066	-	-	-	84,066
Standby letters of credit	31,629	6,682	6,595	10	44,916
Total commitments	$341,762	$88,366	$46,381	$40,822	$517,331

Since the majority of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.

Capital Resources

As of March 31, 2007, shareholders' equity was $517.65 million, compared to $507.90 million as of December 31, 2006, resulting in an increase of $9.8 million, or 1.9%, during the first quarter of 2007. Shareholders' equity as a percentage of total assets was 13.6% as of March 31, 2007 and 13.4% as of December 31, 2006.

The following table represents the Corporation's and Chemical Bank's regulatory capital ratios as of March 31, 2007:
	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Chemical Financial Corporation - actual ratio	12.1%	16.6%	17.8%
Regulatory minimum ratio	4.0	4.0	8.0
Ratio considered "well capitalized" by regulatory agencies	5.0	6.0	10.0

Chemical Bank - actual ratio	11.7%	16.1%	17.4%
Regulatory minimum ratio	4.0	4.0	8.0
Ratio considered "well capitalized" by regulatory agencies	5.0	6.0	10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at March 31, 2007 exceed the regulatory agencies ratios to be considered "well capitalized" partially due to the Corporation holding $780 million in assets, primarily investment securities, which are assigned a 20% risk rating and $1 billion in residential real estate loans and other assets which are assigned a 50% risk rating. These two risk ratings (20% and 50%) represented 44% of the Corporation's total risk-based assets (including off-balance sheet items) at March 31, 2007. Chemical Bank's Tier 1 and Total capital ratios are similar to the Corporation's at March 31, 2007, as the bank's level of assets and their allocation among the various risk weights are similar to the Corporation's.

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

At March 31, 2007, the Corporation's interest rate risk position was liability sensitive, meaning net interest income is expected to increase if market interest rates fall and decrease if market interest rates rise, other factors being unchanged.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information concerning quantitative and qualitative disclosures about market risk is contained in the discussion regarding interest rate risk and sensitivity under the captions "Liquidity Risk" and "Market Risk" of the Corporation's 2006 Annual Report on Form 10-K.

The Corporation does not believe that there has been a material change in the nature or categories of the Corporation's primary market risk exposure, or the particular markets that present the primary risk of loss to the Corporation. As of the date of this report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Corporation manages its primary market risk exposure, as described in the sections of its 2006 Annual Report to Shareholders on Form 10-K, have not changed materially during the current year. As of the date of this report, the Corporation does not expect to make material changes in those methods in the near term. The Corporation may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

The Corporation's market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships are primarily determined by market factors that are beyond the Corporation's control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned "Safe Harbor Statement" in this report for a discussion of the limitations on the Corporation's responsibility for such statements. In this discussion, "near term" means a period of one year following the date of the most recent consolidated statement of financial position contained in this report.
Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended March 31, 2007 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part II.  Other Information
Item 1A.	Risk Factors

Information concerning risk factors is contained in the discussion in Item 1A, "Risk Factors," in the Corporation's 2006 Annual Report on Form 10-K. As of the date of this report, the Corporation does not believe that there has been a material change in the nature or categories of the Corporation's risk factors, as compared to the information disclosed in the Corporation's 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of equity securities by the Corporation during the periods indicated:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1-31, 2007
Common Stock Repurchase Program	-	-	-	54,542
Employee Transactions	1,342	$33.47	N/A	N/A

February 1-28, 2007
Common Stock Repurchase Program	-	-	-	54,542
Employee Transactions	-	-	N/A	N/A

March 1-31, 2007
Common Stock Repurchase Program	23,000	28.71	23,000	31,542
Employee Transactions	-	-	N/A	N/A

Total	24,342	$28.97	23,000	31,542

On April 22, 2005, the Corporation's board of directors authorized management to purchase up to 500,000 shares of the Corporation's common stock. The repurchased shares are available for later reissue in connection with potential future stock dividends, the Corporation's dividend reinvestment plan, employee benefit plans and other general corporate purposes.

On April 19, 2007, the Corporation publicly announced that its board of directors authorized management to purchase up to 500,000 shares of the Corporation's common stock. The repurchased shares are available for later reissue in connection with potential future stock dividends, the Corporation's dividend reinvestment plan, employee benefit plans and other general corporate purposes. This authorization cancelled the 31,542 remaining share repurchase authorization that existed at March 31, 2007.

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
CHEMICAL FINANCIAL CORPORATION

Date: May 8, 2007	By: /s/ David B. Ramaker
David B. Ramaker Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: May 8, 2007	By: /s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Restated Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. Here incorporated by reference.

31.1	Certification. Certification of Chairman of the Board, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.