Form 10-Q
period 2007-06-30
CHEMICAL FINANCIAL CORP
filed 2007-08-07
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2007

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

333 East Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

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

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of July 25, 2007, was 24,274,803 shares.

INDEX

Chemical Financial Corporation
Form 10-Q

Index to Form 10-Q
		Page

Safe Harbor Statement		3

Part I.	Financial Information

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2006)	4

	Consolidated Statements of Financial Position as of June 30, 2007, December 31, 2006 and June 30, 2006	4

	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2007 and June 30, 2006	5

	Consolidated Statements of Changes in Shareholders' Equity for the Six Months Ended June 30, 2007 and June 30, 2006	6

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and June 30, 2006	7

	Notes to Consolidated Financial Statements	8-19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20-37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

Part II.	Other Information

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 6.	Exhibits	40

Signatures		41

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

Risk factors include, but are not limited to, the risk factors described in Item 1A, "Risk Factors," in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006, which are here incorporated by reference; the timing and level of asset growth; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; opportunities for acquisitions and the effective completion of acquisitions and integration of acquired entities; the possibility that anticipated cost savings and revenue enhancements from acquisitions, restructurings, reorganizations and bank consolidations may not be realized at all or within expected time frames; and the local and global effects of the ongoing war on terrorism and other military actions, including actions in Iraq. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I. Financial Information

Item 1.	Financial Statements

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Financial Position

	June 30, 2007	December 31, 2006	June 30, 2006
	(Unaudited)		(Unaudited)
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$103,910	$135,544	$110,457
Federal funds sold	86,200	49,500	36,500
Interest-bearing deposits with unaffiliated banks	5,487	5,712	5,211
Total cash and cash equivalents	195,597	190,756	152,168
Investment securities:
Available for sale (at estimated fair value)	513,954	520,867	549,532
Held to maturity (estimated fair value - $106,316 at 6/30/07, $94,172 at 12/31/06 and $95,273 at 6/30/06)	106,792	94,564	96,518
Total investment securities	620,746	615,431	646,050
Other securities	22,135	22,131	25,683
Loans held for sale	6,560	5,667	7,326
Loans:
Commercial	522,535	545,591	536,099
Real estate commercial	735,510	726,554	706,213
Real estate construction	132,900	145,933	155,463
Real estate residential	845,432	835,263	805,081
Consumer	559,955	554,319	554,492
Total loans	2,796,332	2,807,660	2,757,348
Less: Allowance for loan losses	36,254	34,098	33,638
Net loans	2,760,078	2,773,562	2,723,710
Premises and equipment	48,313	49,475	44,736
Goodwill	69,908	70,129	63,293
Other intangible assets	7,757	8,777	6,936
Interest receivable and other assets	53,820	53,319	61,475
Total Assets	$3,784,914	$3,789,247	$3,731,377

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$544,555	$551,177	$535,537
Interest-bearing	2,391,323	2,346,908	2,255,816
Total deposits	2,935,878	2,898,085	2,791,353
Interest payable and other liabilities	22,156	29,235	24,315
Securities sold under agreements to repurchase	185,357	178,969	151,267
Federal Home Loan Bank advances - short-term	-	30,000	125,000
Federal Home Loan Bank advances - long-term	135,049	145,072	135,072
Total liabilities	3,278,440	3,281,361	3,227,007
Shareholders' equity:
Common stock, $1 par value per share:
Authorized - 30,000,000 shares
Issued and outstanding - 24,364,803 shares at 6/30/07, 24,827,566 shares at 12/31/06 and 24,817,138 shares at 6/30/06	24,365	24,828	24,817
Surplus	356,532	368,554	368,562
Retained earnings	135,054	123,454	121,457
Accumulated other comprehensive loss	(9,477)	(8,950)	(10,466)
Total shareholders' equity	506,474	507,886	504,370
Total Liabilities and Shareholders' Equity	$3,784,914	$3,789,247	$3,731,377

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Income (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$48,138	$45,474	$95,504	$89,184
Interest on investment securities:
Taxable	6,233	6,176	12,368	12,518
Tax-exempt	666	611	1,330	1,231
Total interest on investment securities	6,899	6,787	13,698	13,749
Dividends on other securities	357	348	573	689
Interest on federal funds sold	1,617	621	3,062	1,572
Interest on deposits with unaffiliated banks	75	161	174	474
Total interest income	57,086	53,391	113,011	105,668
Interest Expense
Interest on deposits	20,917	16,496	41,253	31,570
Interest on securities sold under agreements to repurchase	1,692	1,205	3,306	2,264
Interest on reverse repurchase agreements - short-term	-	62	-	154
Interest on Federal Home Loan Bank advances - short-term	174	602	468	1,019
Interest on Federal Home Loan Bank advances - long-term	1,883	1,809	3,790	3,853
Total interest expense	24,666	20,174	48,817	38,860
Net Interest Income	32,420	33,217	64,194	66,808
Provision for loan losses	2,500	400	4,125	860
Net interest income after provision for loan losses	29,920	32,817	60,069	65,948
Noninterest Income
Service charges on deposit accounts	5,236	5,356	10,204	10,453
Trust and investment services revenue	2,087	2,094	4,187	4,099
Other charges and fees for customer services	2,376	2,255	4,818	4,387
Mortgage banking revenue	628	490	1,070	913
Investment securities gains	-	-	4	-
Other	1,029	323	1,116	498
Total noninterest income	11,356	10,518	21,399	20,350
Operating Expenses
Salaries, wages and employee benefits	15,773	14,012	30,512	28,602
Occupancy	2,771	2,421	5,360	5,019
Equipment	2,381	2,345	4,685	4,533
Other	6,296	6,298	13,422	12,043
Total operating expenses	27,221	25,076	53,979	50,197
Income Before Income Taxes	14,055	18,259	27,489	36,101
Provision for federal income taxes	4,543	6,030	8,936	11,975
Net Income	$9,512	$12,229	$18,553	$24,126

Net Income Per Share (Basic)	$0.39	$0.49	$0.75	$0.96
(Diluted)	0.39	0.49	0.75	0.96
Cash Dividends Paid Per Share	0.285	0.275	0.570	0.550

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except share data)
Balances at December 31, 2005	$25,079	$376,046	$106,507	$ (6,567)	$501,065
Cumulative impact of adopting SAB 108, net of tax of $2,467			4,582		4,582
Balances at January 1, 2006	25,079	376,046	111,089	(6,567)	505,647
Comprehensive Income:
Net income			24,126
Net change in unrealized losses on investment securities available for sale, net of tax benefit of $2,099				(3,899)
Comprehensive income					20,227
Cash dividends paid of $0.55 per share			(13,758)		(13,758)
Shares issued - stock options	27	685			712
Shares issued - directors' stock purchase plan	8	247			255
Repurchase of shares	(297)	(8,420)			(8,717)
Share-based compensation, net of tax benefit of $2		4			4
Balances at June 30, 2006	$24,817	$368,562	$121,457	$(10,466)	$504,370

Balances at January 1, 2007	$24,828	$368,554	$123,454	$ (8,950)	$507,886
Impact of adoption of FIN 48			40		40
Comprehensive income:
Net income			18,553
Net change in unrealized losses on investment securities available for sale, net of tax benefit of $230				(426)
Reclassification adjustment for realized net investment securities gains included in net income, net of tax expense of $1				(3)
Adjustment for pension and other postretirement benefits expense, net of tax benefit of $53				(98)
Comprehensive income					18,026
Cash dividends declared and paid of $0.285 per share			(6,990)		(6,990)
Shares issued - stock options	2	30			32
Shares issued - directors' stock purchase plan	7	216			223
Shares issued - share awards	1	44			45
Repurchase of shares	(473)	(12,315)			(12,788)
Share-based compensation, net of tax benefit of $1		3			3
Other			(3)		(3)
Balances at June 30, 2007	$24,365	$356,532	$135,054	$ (9,477)	$506,474

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Cash Flows From Operating Activities:
Net income	$18,553	$24,126
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,125	860
Gains on sales of loans	(640)	(402)
Proceeds from sales of loans	68,301	49,907
Loans originated for sale	(68,554)	(53,312)
Investment securities gains	(4)	-
Net (gains) losses on sales of other real estate and repossessed assets	(48)	108
Gains on sales of branch bank properties	(905)	-
Losses on disposals of other assets	269	-
Depreciation of premises and equipment	2,934	2,880
Amortization of intangible assets	1,399	1,401
Net amortization of premiums and discounts on investment securities	303	805
Share-based compensation expense	3	6
Net decrease in interest receivable and other assets	734	1,185
Net increase (decrease) in interest payable and other liabilities	(231)	481
Net cash provided by operating activities	26,239	28,045

Cash Flows From Investing Activities:
Investment securities available for sale:
Proceeds from maturities, calls and principal reductions	60,519	68,350
Purchases	(54,464)	(30,037)
Investment securities held to maturity:
Proceeds from maturities, calls and principal reductions	8,607	38,225
Purchases	(20,933)	(7,094)
Other securities:
Purchases	(5)	(4,631)
Net decrease (increase) in loans	6,351	(58,890)
Proceeds from sales of other real estate and repossessed assets	1,657	3,152
Proceeds from sales of branch bank properties	1,825	-
Purchases of premises and equipment	(2,511)	(3,194)
Net cash provided by investing activities	1,046	5,881

Cash Flows From Financing Activities:
Net increase (decrease) in noninterest-bearing and interest-bearing demand deposits and savings accounts	21,160	(101,328)
Net increase in time deposits	16,633	72,801
Net increase in securities sold under agreements to repurchase	6,388	25,669
Net decrease in reverse repurchase agreements - short-term	-	(10,000)
Increase in FHLB advances - short-term	-	100,000
Repayment of FHLB advances - short-term	(30,000)	(43,000)
Increase in FHLB advances - long-term	10,000	10,000
Repayment of FHLB advances - long-term	(20,023)	(71,693)
Cash dividends paid	(14,069)	(13,758)
Proceeds from directors' stock purchase plan	223	255
Tax benefits from share-based awards	9	57
Proceeds from exercise of stock options	23	460
Repurchases of common stock	(12,788)	(8,717)
Net cash used in financing activities	(22,444)	(39,254)

Net increase (decrease) in cash and cash equivalents	4,841	(5,328)
Cash and cash equivalents at beginning of year	190,756	157,496
Cash and Cash Equivalents at End of Period	$195,597	$152,168
Supplemental disclosure of cash flow information:
Interest paid	$49,037	$38,603
Federal income taxes paid	7,105	11,800
Loans transferred to other real estate and repossessed assets	3,008	6,867

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2007

Note A:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (the Corporation) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

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

The tax periods open to examination by the Internal Revenue Service include the fiscal years ended December 31, 2006, 2005, 2004 and 2003. The same fiscal years are open to examination for the Michigan Single Business Tax with the addition of the fiscal year ended December 31, 2002.

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

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2007

Note A:  Basis of Presentation (continued)

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per share computations:
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Numerator for both basic and diluted earnings per share, net income	$9,512	$12,229	$18,553	$24,126

Denominator for basic earnings per share, average outstanding common shares	24,644	24,977	24,738	25,036
Potential dilutive shares resulting from employee stock options	11	33	14	39
Denominator for diluted earnings per share	24,655	25,010	24,752	25,075

Basic earnings per share	$0.39	$0.49	$0.75	$0.96
Diluted earnings per share	0.39	0.49	0.75	0.96

The average number of employee stock option awards outstanding that were anti-dilutive and therefore not included in the computation of earnings per share were as follows: 524,998 and 447,877 for the three months ended June 30, 2007 and 2006, respectively, and 484,594 and 388,727 for the six months ended June 30, 2007 and 2006, respectively.

Equity

In April 2007, the Corporation authorized management to repurchase up to 500,000 shares of the Corporation's stock. The April 2007 authorization replaced all remaining prior share repurchase authorizations. During the three months ended June 30, 2007, 449,800 shares were purchased under the April 2007 authorization at an average price of $26.96 per share and at June 30, 2007 there were 50,200 remaining shares available for repurchase under this authorization. In July 2007, the Corporation authorized management to repurchase up to 500,000 additional shares of the Corporation's stock.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of related tax benefits, at June 30, 2007, December 31, 2006 and June 30, 2006 are as follows:
	June 30, 2007	December 31, 2006	June 30, 2006
	(In thousands)
Net unrealized losses on investment securities available for sale, net of related tax benefit of $2,372 at 6/30/07, $2,141 at 12/31/06 and $5,635 at 6/30/06.	$(4,406)	$(3,977)	$(10,466)
Pension and other postretirement benefits expense, net of related tax benefit of $2,730 at 6/30/07 and $2,677 at 12/31/06.	(5,071)	(4,973)	-
Accumulated other comprehensive loss	$(9,477)	$(8,950)	$(10,466)

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2007

Note A:  Basis of Presentation (continued)

At June 30, 2007, the Corporation held investment securities with a fair market value of $132.5 million that had gross unrealized losses, which existed for less than twelve months, of $0.81 million at that date. The Corporation also held investment securities as of June 30, 2007 with a fair market value of $401.0 million that had gross unrealized losses, which existed for twelve months or more, of $6.85 million at that date. Management believes that the unrealized losses on investment securities are temporary in nature and are due primarily to changes in interest rates and not as a result of credit related issues. The Corporation has both the intent and ability to hold the investment securities with unrealized losses to maturity or until such time as the unrealized losses recover.

Operating Segment

Under the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Corporation operates in a single operating segment - commercial banking. The Corporation is a financial holding company that operates through one commercial bank, Chemical Bank, as of June 30, 2007. Chemical Bank operates within the state of Michigan as a state-chartered commercial bank. The Corporation's commercial bank subsidiary operates through an internal organizational structure of four regional banks and offers a full range of commercial banking and fiduciary products and services to the residents and business customers in the regional banks' geographical market areas. The Corporation's regional banks are collections of branch banking offices organized by geographical regions within the state. The products and services offered by the regional banks are generally consistent throughout the Corporation. The marketing of products and services throughout the Corporation's regional banks is generally uniform, as many of the markets served by the regional banks overlap. The distribution of products and services is uniform throughout the Corporation's regional banks and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.

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

In accordance with the adoption of SAB 108 in the fourth quarter of 2006, the Corporation recorded a $4.6 million cumulative increase, net of tax of $2.5 million, to retained earnings as of January 1, 2006. Information presented in the consolidated statement of financial position as of June 30, 2006 and the consolidated statement of changes in shareholders' equity for the six months ended June 30, 2006 has been adjusted to reflect the cumulative SAB 108 adjustment as of January 1, 2006. Financial information as of January 1, 2006, included herein in Management's Discussion and Analysis of Financial Condition and Results of Operations, has also been adjusted to reflect the adoption of SAB 108.

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
June 30, 2007
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
June 30, 2007

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

Other

The Michigan Single Business Tax, which expires December 31, 2007, was replaced by the Michigan Business Tax (MBT) in June, 2007. The MBT includes a provision for a Financial Institutions Tax (FIT), which applies to all banks, savings banks, holding companies and all their affiliated companies. The FIT is a tax on combined capital less United States and Michigan municipal obligations using a five-year average at a tax rate of 0.235%. The FIT base may also be reduced by goodwill acquired after July 1, 2007. The Corporation has not yet determined the impact of this tax on the Corporation's consolidated financial condition or results of operations.

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

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2007

Note B:  Nonperforming Assets, Allowance for Loan Losses and Impaired Loans

The following summarizes nonperforming assets at the dates indicated:
	June 30, 2007	December 31, 2006	June 30, 2006
		(In thousands)
Nonperforming Assets
Nonaccrual loans:
Commercial	$ 5,810	$ 4,203	$ 3,738
Real estate commercial	19,163	9,612	7,385
Real estate construction - commercial	4,483	2,552	1,735
Real estate residential	4,967	2,887	3,892
Consumer	1,696	985	886
Total nonaccrual loans	36,119	20,239	17,636
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	1,564	1,693	1,903
Real estate commercial	5,561	2,232	5,569
Real estate construction - commercial	884	174	179
Real estate residential	2,352	1,158	1,618
Consumer	1,343	1,414	349
Total accruing loans contractually past due 90 days or more as to interest or principal payments	11,704	6,671	9,618
Total Nonperforming Loans	47,823	26,910	27,254
Repossessed Assets (1)	9,177	8,852	9,615
Total Nonperforming Assets	$57,000	$35,762	$36,869

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held for sale.

	June 30, 2007	December 31, 2006	June 30, 2006
Nonperforming loans as a percent of total loans	1.71%	0.96%	0.99%
Allowance for loan losses as a percent of total loans	1.30%	1.21%	1.22%
Nonperforming assets as a percent of total assets	1.51%	0.94%	0.99%
Allowance for loan losses as a percent of nonperforming loans	76%	127%	123%

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2007

Note B:  Nonperforming Assets, Allowance For Loan Losses and Impaired Loans (continued)

The following summarizes the changes in the Allowance for Loan Losses:
	Six Months Ended June 30,
	2007	2006
	(In thousands)
Balance as of January 1	$34,098	$34,148
Provision for loan losses	4,125	860

Loans charged off:
Commercial	(864)	(281)
Real estate commercial	(260)	(600)
Real estate construction - commercial	(288)	-
Real estate residential	(114)	(306)
Consumer	(838)	(824)
Total loans charged off	(2,364)	(2,011)
Loan recoveries:
Commercial	141	260
Real estate commercial	1	3
Real estate residential	2	97
Consumer	251	281
Total loan recoveries	395	641
Net loans charged off	(1,969)	(1,370)
Balance as of June 30	$36,254	$33,638

Net loans charged off against the allowance for loan losses to average loans (annualized)	0.14%	0.10%

The following summarizes impaired loan information at the dates indicated:
	Balances			Valuation Reserve
	June 30, 2007	December 31, 2006	June 30, 2006	June 30, 2007	December 31, 2006	June 30, 2006
	(in thousands)
Impaired loans with valuation reserve	$ 8,994	$ 3,770	$ 6,546	$1,823	$912	$1,569
Impaired loans with no valuation reserve	25,380	16,063	9,128	-	-	-
Total impaired loans	$34,374	$19,833	$15,674	$1,823	$912	$1,569

Impaired loans on nonaccrual basis	$29,456	$16,367	$12,858	$1,309	$892	$1,556
Impaired loans on accrual basis	4,918	3,466	2,816	514	20	13
Total impaired loans	$34,374	$19,833	$15,674	$1,823	$912	$1,569

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2007

Note B:  Nonperforming Assets, Allowance For Loan Losses and Impaired Loans (continued)

The Corporation considers all nonaccrual commercial and real estate commercial loans to be impaired loans. In addition, the Corporation identified an additional $4.9 million, $3.8 million and $3.5 million of impaired commercial and real estate commercial loans that were in an accrual status at June 30, 2007, March 31, 2007 and December 31, 2006, respectively. Real estate residential and consumer loans are considered to be homogeneous and therefore are excluded from the analysis of impaired loans.

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

The changes in the carrying amount of goodwill for the six months ended June 30, 2007 and 2006 are as follows:
	Six Months Ended June 30,
	2007	2006
	(In thousands)
Balance as of January 1	$70,129	$63,293
Adjustment due to the adoption of FIN 48	(221)	-
Balance as of June 30	$69,908	$63,293

The following table shows the net carrying value of the Corporation's other intangible assets:
	June 30, 2007	December 31, 2006	June 30, 2006
	(In thousands)
Core deposits/non-compete covenants	$5,455	$6,379	$4,743
Mortgage servicing rights	2,302	2,398	2,193
Total other intangible assets	$7,757	$8,777	$6,936

There was no impairment valuation allowance recorded on MSRs as of June 30, 2007, December 31, 2006 or June 30, 2006. The Corporation was servicing $555.3 million, $551.8 million and $524.6 million of real estate residential loans as of June 30, 2007, December 31, 2006 and June 30, 2006, respectively.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2007

Note C: Intangible Assets (continued)

The following table sets forth the carrying amount and accumulated amortization of core deposits and non-compete covenants that are amortizable and arose from business acquisitions:
	June 30, 2007			December 31, 2006			June 30, 2006
	Original Amount	Accumulated Amortization	Carrying Amount	Original Amount	Accumulated Amortization	Carrying Amount	Original Amount	Accumulated Amortization	Carrying Amount
				(In thousands)
Core deposits/ non- compete covenants	$21,956	$16,501	$5,455	$21,956	$15,577	$6,379	$19,959	$15,216	$4,743

The following table sets forth the amortization expense of other intangible assets:
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Core deposits/ non-compete covenants	$ 430	$ 503	$ 924	$1,037
Mortgage servicing rights	235	180	475	364
Total other intangible assets amortization	$ 665	$ 683	$1,399	$1,401

At June 30, 2007, the remaining amortization expense on other intangible assets that existed as of that date has been estimated through 2012 and thereafter in the following table (in thousands):
2007	$ 862
2008	1,542
2009	718
2010	470
2011	406
2012 and thereafter	1,457
Total	$5,455

Note D:  Employee Benefit Plans

Share-Based Compensation Plans

The Corporation's Stock Incentive Plan of 1997 (1997 Plan), which was shareholder-approved, permitted the grant of options to purchase shares of common stock to its employees. As of June 30, 2007, there were no shares available for future grant under the 1997 Plan, by action of the board of directors in December 2006.

Effective January 17, 2006, as approved by the Corporation's shareholders at the 2006 annual meeting of shareholders held April 17, 2006, the Corporation established the Stock Incentive Plan of 2006 (2006 Plan). The 2006 Plan permits the grant and award of stock options, restricted stock and restricted stock units, stock awards, other stock-based and stock-related awards and stock appreciation rights (incentive awards). Subject to certain anti-dilution and other adjustments, the Plan authorized up to 1,000,000 shares of the Corporation's common stock available for issuance as incentive awards. No employee of the Corporation may receive any incentive award under the 2006 Plan while the employee is a member of the Compensation and Pension Committee. The 2006 Plan provides for accelerated vesting if there is a change in control as defined in the 2006 Plan. Option awards can be

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2007

Note D:  Employee Benefit Plans (continued)

granted with an exercise price equal to no less than the market price of the Corporation's stock at the date of grant and the Corporation expects option awards generally to vest from one to five years from the date of grant. Dividends are not paid on unexercised options. Key employees of the Corporation and its subsidiaries, as the Compensation and Pension Committee of the board of directors may select from time to time, are eligible to receive awards under the 2006 Plan. At June 30, 2007 there were 998,637 shares available for future issuance under the 2006 Plan.

The Corporation did not grant share-based compensation awards during the six-month periods ended June 30, 2007 and June 30, 2006.

The Corporation maintains share-based employee compensation plans, under which it periodically has granted stock options for a fixed number of shares with an exercise price equal to the market value of the shares on the date of grant. Prior to January 1, 2006, the Corporation accounted for these options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25), and related interpretations, as permitted by SFAS 123. No share-based employee compensation expense was recognized in the consolidated statement of income for years prior to 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Corporation adopted SFAS 123(R) using the modified-prospective transition method. Under that transition method, compensation expense recognized in the first six months of 2007 and 2006 includes compensation expense for all share-based awards (stock options) granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.

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

As a result of adopting SFAS 123(R) on January 1, 2006, the Corporation recognized compensation expense related to stock options of two thousand dollars and four thousand dollars for the three and six months ended June 30, 2007, compared to three thousand dollars and six thousand dollars for the three and six months ended June 30, 2006. Basic and diluted earnings per share for the three and six month periods ended June 30, 2007 and June 30, 2006 did not change as a result of the Corporation adopting SFAS 123(R). The Corporation reported basic and diluted earnings per share of $0.39 and $0.75 for the three and six months ended June 30, 2007, and $0.49 and $0.96 for the three and six months ended June 30, 2006.

SFAS 123(R) requires the cash flows realized from the tax benefits of exercised stock option awards that result from actual tax deductions in excess of the recorded tax benefits related to the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows. The tax benefits classified as financing cash flows of nine thousand dollars in the first six months of 2007 and fifty-seven thousand dollars in the first six months of 2006 would have been classified as operating cash flows prior to the adoption of SFAS 123(R).

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2007

Note D:  Employee Benefit Plans (continued)

A summary of stock option activity during the six months ended June 30, 2007 is presented below:
	Number of Options	Weighted-Average Exercise Price Per Share
Outstanding at January 1, 2007	641,494	$33.15
Granted	-	-
Exercised	(6,573)	$27.15
Forfeited or expired	(7,727)	$35.99
Outstanding at June 30, 2007	627,194	$33.17
Exercisable/vested at June 30, 2007	621,957	$33.22

As of June 30, 2007, there was approximately three thousand dollars of total unrecognized pre-tax compensation expense related to nonvested share-based compensation awards outstanding. This expense will be recognized during 2007.

Pension and Other Postretirement Benefits

The components of net periodic benefit cost for the Corporation's qualified and nonqualified pension plans and nonqualified postretirement benefits plan are as follows:
	Defined Benefit Pension Plans		Postretirement Benefits Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Service cost	$939	$2,347	$-	$-
Interest cost	2,242	2,340	131	135
Expected return on plan assets	(2,810)	(3,109)	-	-
Amortization of prior service benefit	(3)	(10)	(162)	(162)
Amortization of unrecognized net (gain) loss	(1)	325	14	28
Curtailment gain	-	(15)	-	-
Net periodic benefit cost	$367	$1,878	$(17)	$1

During the second quarter of 2007, the Corporation offered a special benefit to certain employees covered under the Corporation's noncontributory defined benefit pension plan in connection with their voluntary termination of employment (special termination benefits) as part of the retail banking reorganization. The special termination benefit offer expires on December 31, 2007. The special termination benefit was offered as a lump-sum payment to be made upon termination or a series of future periodic payments in addition to the employee's regular plan benefits. Management believes that the majority of the special termination benefits will be paid as lump-sum payments prior to December 31, 2007, totaling $0.32 million. The $0.32 million was recognized as employee benefit expense in the second quarter of 2007, although it is not included in net periodic benefit cost in the above table.

401(k) Savings Plan (401(k) Plan) expense was $0.95 million and $0.28 million for the six months ended June 30, 2007 and 2006, respectively.

For further information on the Corporation's pension and other postretirement benefits, refer to Note L to the consolidated financial statements included in the Corporation's 2006 Annual Report on Form 10-K.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2007

Note E:  Financial Guarantees

In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer's creditworthiness. At June 30, 2007 and 2006, the Corporation had $45.3 million and $44.9 million, respectively, of outstanding financial and performance standby letters of credit which expire in five years or less. The majority of these standby letters of credit are collateralized. The amount of a potential liability arising from these standby letters of credit is considered immaterial to the financial statements as a whole.

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

Summary

The Corporation's net income was $9.5 million in the second quarter of 2007, down 22.2% from net income of $12.2 million in the second quarter of 2006. Diluted earnings per share were $0.39 in the second quarter of 2007, down 20.4% from diluted earnings per share of $0.49 in the second quarter of 2006. The decreases in net income and earnings per share were primarily the result of a decrease in net interest income and increases in the provision for loan losses and operating expenses.

Return on average assets in the second quarter of 2007 was 1.00%, compared to 1.32% in the second quarter of 2006 on an annualized basis. Return on average equity in the second quarter of 2007 was 7.5%, compared to 9.7% in the second quarter of 2006 on an annualized basis.

Total assets were $3.78 billion as of June 30, 2007, up $53.5 million, or 1.4%, from June 30, 2006, and essentially the same as total assets of $3.79 billion at December 31, 2006. The increase in total assets from June 30, 2006 to June 30, 2007 was attributable to the acquisition of two branch banking offices in August 2006.

Total loans increased $39.0 million, or 1.4%, from June 30, 2006 to $2.80 billion as of June 30, 2007, although decreased $11.3 million, or 0.4%, from December 31, 2006. The increase in total loans from June 30, 2006 was attributable to the net addition of $50 million in loans that were acquired in conjunction with the acquisition of two branch banking offices in 2006.

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

At June 30, 2007, shareholders' equity was 13.4% of total assets and $20.79 per outstanding share. Shareholders' equity of $506.5 million as of June 30, 2007 decreased $1.4 million, or 0.3%, from December 31, 2006. The decrease in shareholders' equity during the six months ended June 30, 2007 was primarily attributable to retained net income that was offset by the repurchase of $12.8 million, or 472,800 shares, of the Corporation's common stock.

Balance Sheet Changes

Total Assets

Total assets were $3.78 billion as of June 30, 2007, relatively the same as December 31, 2006 and an increase of $53.5 million, or 1.4%, from total assets of $3.73 billion as of June 30, 2006. The increase in total assets from June 30, 2006 was attributable to the acquisition of two branch banking offices in August 2006.

Interest-earning assets were $3.54 billion at June 30, 2007, an increase of $31.4 million, and 0.9%, from December 31, 2006. The increase in interest-earning assets between December 31, 2006 and June 30, 2007 was attributable to overall deposit growth that was invested in federal funds sold.

Total Deposits

Total deposits were $2.94 billion as of June 30, 2007, an increase of $37.8 million, or 1.3%, from total deposits of $2.90 billion as of December 31, 2006, and an increase of $144.5 million, or 5.2%, from total deposits of $2.79 billion as of June 30, 2006. The increase in total deposits during the first six months of 2007 was attributable to higher money market and time deposit account balances. The increase in total deposits during the twelve months ended June 30, 2007 was partially attributable to the acquisition of two branch banking offices in August 2006, which added $47 million of deposits at the transaction date.

During the twelve months ended June 30, 2007, the Corporation experienced an unfavorable change in the mix of deposits as customers transferred deposit balances in lower yielding transaction accounts to higher yielding money market savings and time deposit accounts. In addition, deposit declines in lower yielding type consumer deposit accounts were replaced with increases in higher interest rate business and municipal deposit accounts. The combination of the rising interest rate environment throughout 2006 and the change in the mix of the deposit portfolio resulted in the average cost of the deposit portfolio increasing to 3.49% in the second quarter of 2007 from 2.87% in the second quarter of 2006.

Loans and Asset Quality

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

Total loans at June 30, 2007 were $2.80 billion, down $11.3 million, or 0.4%, compared to total loans of $2.81 billion at December 31, 2006, and up $39.0 million, or 1.4%, from total loans at June 30, 2006. The decline in loans from year-end was attributable to a reduction in customer demand that is believed by management to be due to the less than favorable economic climate within Michigan. The result of the weakness of the economy within Michigan has adversely impacted both new capital investments by businesses within the Corporation's markets and new residential housing construction. The increase in total loans from June 30, 2006 was attributable to the addition of $50 million in net loans from the acquisition of two branch banking offices in August 2006.

Commercial loans decreased $23.1 million, or 4.2%, from December 31, 2006 to $522.5 million as of June 30, 2007. Commercial loans represented 18.7% of the Corporation's loan portfolio as of June 30, 2007 and 19.4% as of December 31, 2006.

Real estate commercial loans increased $9.0 million, or 1.2%, from December 31, 2006 to $735.5 million as of June 30, 2007. Real estate commercial loans represented 26.3% of the Corporation's loan portfolio as of June 30, 2007 and 25.9% as of December 31, 2006.

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

Real estate construction loans decreased $13.0 million, or 8.9%, from December 31, 2006 to $132.9 million as of June 30, 2007. Real estate construction loans represented 4.8% and 5.2% of the Corporation's loan portfolio as of June 30, 2007 and December 31, 2006, respectively. Construction lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser of the property if it will not be owner-occupied. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market areas, using conservative underwriting guidelines and monitoring the construction process.

Real estate residential loans increased $10.2 million, or 1.2%, from December 31, 2006 to $845.4 million as of June 30, 2007. Residential real estate loans represented 30.2% of the Corporation's loan portfolio as of June 30, 2007 and 29.8% as of December 31, 2006. The Corporation's real estate residential loans primarily consist of one- to four-family residential loans with original terms of fifteen years or less. The loan-to-value ratio at time of origination is generally 80% or less. Loans originated with more than an 80% loan-to-value ratio generally require private mortgage insurance or are sold in the secondary market. During the first six months of 2007, the Corporation kept the majority of fixed rate real estate residential loans originated with fixed interest rate terms of up to ten years in its own loan portfolio, rather than selling them in the secondary mortgage market. The Corporation continued to sell the majority of fixed rate residential loans with terms fifteen years and greater in the secondary mortgage market.

Consumer loans increased $5.6 million, or 1.0%, from December 31, 2006 to $560.0 million as of June 30, 2007. Consumer loans represented 20.0% of the Corporation's loan portfolio as of June 30, 2007 and 19.7% as of December 31, 2006.

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

Loans held for sale at June 30, 2007 were $6.6 million, an increase of $0.89 million, or 15.8%, compared with December 31, 2006.

Nonperforming Assets. Nonperforming assets consist of loans for which the accrual of interest has been discontinued, loans which are past due as to principal or interest by ninety days or more and are still accruing interest and assets obtained through foreclosures and repossessions. Nonperforming assets were $57.0 million as of June 30, 2007, compared to $44.4 million as of March 31, 2007 and $35.8 million as of December 31, 2006, and represented 1.5%, 1.2% and 0.9% of total assets, respectively. It is management's opinion that the increase in nonperforming assets is, in part, attributable to the recessionary type economic climate within Michigan. As detailed below, the increase in the Corporation's nonperforming assets is not concentrated in any one industry or any one geographical area within Michigan. The Corporation's lending market areas do not include the southeastern portion of Michigan and at June 30, 2007, the Corporation did not have any nonperforming assets in that portion of the state. In addition, the sizes of the loan transactions are generally relatively small in nature, which further decreases the risk of loss due to the lack of loan concentration. While it has been well publicized nationwide over the last three months that appraisal values of residential real estate have declined, the Corporation has also experienced some modest declines in commercial real estate appraisals due to the weakness in the economy in Michigan. It is management's assessment that as of June 30, 2007, for both commercial and residential real estate loans, that the discounted loan to value ratios within the Corporation's lending market areas are generally still within an acceptable underwriting range. Based on the declines in both commercial and residential real estate values, management continues to discount appraised values to compute estimated fair market values of real estate.
Nonperforming Assets

	June 30, 2007	March 31, 2007	December 31, 2006
		(in thousands)
Nonaccrual loans	$36,119	$28,748	$20,239
Accruing loans contractually past due ninety days or more as to interest or principal payments	11,704	6,441	6,671
Total Nonperforming Loans	47,823	35,189	26,910
Repossessed assets	9,177	9,250	8,852
Total Nonperforming Assets	$57,000	$44,439	$35,762

Nonperforming loans were $47.8 million at June 30, 2007, compared to $35.2 million at March 31, 2007 and $26.9 million at December 31, 2006. The Corporation transfers a loan that is ninety days or more past due to nonaccrual status, unless it believes the loan is both well secured and in the process of collection. Accordingly, the Corporation has determined that the collection of accrued and unpaid interest on any loan that is ninety days or more past due and still accruing interest is probable. The increases in nonperforming loans from both March 31, 2007 and December 31, 2006 to June 30, 2007 occurred primarily in the real estate commercial and real estate construction-commercial loan categories.

At June 30, 2007, the composition of nonperforming loans was 15.4% commercial loans, 62.9% real estate commercial and real estate construction-commercial loans, 15.3% real estate residential loans and 6.4% consumer loans.

Nonperforming commercial loans were $7.4 million at June 30, 2007, compared to $6.9 million at March 31, 2007 and $5.9 million at December 31, 2006. At June 30, 2007, the Corporation had one nonperforming commercial loan over $1 million, with the customer's commercial loan relationship totaling $2.3 million. The customer is a manufacturer of auto parts. In addition, the Corporation had a $1.0 million nonperforming real estate commercial loan with this customer at June 30, 2007. This loan relationship became nonperforming in the second quarter of 2007. The customer is liquidating the business to satisfy the indebtedness. At June 30, 2007, the Corporation assessed the fair market value of the underlying collateral of this borrower's loan relationship and it was in excess of the principal balance of the loans.

Nonperforming real estate commercial and real estate construction-commercial loans were $30.1 million at June 30, 2007, compared to $20.2 million at March 31, 2007 and $14.6 million at December 31, 2006. The $9.9 million increase in nonperforming real estate commercial and real estate construction-commercial loans during the second quarter of 2007 represented 79% of the total increase in nonperforming loans during the quarter. The increase in nonperforming real estate commercial and real estate construction-commercial loans during the second quarter of 2007 was primarily attributable to the addition of eight customer loan relationships with borrowings between $0.5 million and $2.2 million and totaling $9.5 million. At June 30, 2007, the Corporation established an impairment reserve (specific allocation of the allowance for loan losses) in the amount of $0.15 million on one of these seven borrowings. This loan is secured by a residential real estate development project and is discussed in more detail later in this document. At June 30, 2007, the underlying collateral of the other six customer loan relationships were determined to have a fair market value in excess of the principal balance of the loans.

The nonperforming commercial real estate-based loans at June 30, 2007 of $30.1 million were comprised of $17.5 million of loans secured by commercial real estate properties, $6.5 million of loans secured by residential real estate development properties, $5.8 million of loans secured by vacant land and land development properties and $0.3 million of loans secured by residential real estate. At June 30, 2007, $8.0 million of the nonperforming commercial real estate-based loans were in various stages of foreclosure with four borrowers. The economy in Michigan has adversely impacted housing demand throughout Michigan and, accordingly, the Corporation has experienced an increase in the number of its residential real estate and land development borrowers with cash flow difficulties associated with a significant decline in sales of residential real estate.

The Corporation's $17.5 million of nonperforming commercial real estate-based loans secured by commercial properties at June 30, 2007 were comprised of fifty borrowers with loan relationships from $30,000 to $2.3 million, with five borrowers having loan relationships exceeding $1 million. A description of these five loan relationships follows. Two loans in the amounts of $1.3 million and $1.1 million are secured by the same non-owner occupied real estate, with foreclosure proceedings commenced. A loan in the amount of $1.7 million is secured by a hotel and foreclosure proceedings have also begun on this loan. A loan in the amount of $1.7 million is secured by a restaurant. This loan was partially charged off in 2006 in the amount of $1.1 million. The customer's reorganizational bankruptcy plan has been approved and scheduled payments on the reduced loan balance are expected to begin in the third quarter of 2007. The next two loans described below became nonperforming during the second quarter of 2007. A loan in the amount of $1.9 million is secured by an automobile dealership and is also secured with a seventy-five percent guarantee by a federal governmental agency. A loan in the amount of $1.7 million is secured by a hotel. The Corporation determined that the underlying collateral of these six loans exceeded the principal balance of these loans at June 30, 2007.

The Corporation's $6.5 million of nonperforming commercial real estate-based loans secured by residential real estate development projects at June 30, 2007 were comprised of twelve borrowers with loan relationships between $0.2 million and $1.5 million, with two borrowers having loan relationships exceeding $1 million. One borrower has loans with a principal balance totaling $1.5 million that are secured by two residential condominium projects with eleven total units, with construction complete on three of the units and offered for sale by the borrower, and also secured by vacant land within one of the projects. This loan was partially charged-off in the amount of $0.4 million in 2006. Foreclosure proceedings have commenced. The second borrower has a loan balance of $1.2 million that is secured by the fifth phase of an eight unit condominium project, with construction complete on two units, four units partially complete and two vacant lots. This loan became nonperforming in the second quarter of 2007. The fifth phase is part of a 100-unit condominium project, with the first four phases completely sold. The Corporation established a $0.15 million impairment reserve (specific allocation of the allowance for loan losses) on this loan in the second quarter of 2007.

The Corporation's $5.8 million of nonperforming commercial real estate-based loans secured by vacant land and land development loans at June 30, 2007 were comprised primarily of two customer loan relationships with loans totaling $5.0 million, secured by multiple parcels of vacant land, zoned both commercial and residential, and seventy-one residential lots. The Corporation determined that the fair value of the underlying collateral exceeded the principal balance of both of these loan relationships at June 30, 2007. One of these borrowers with loans totaling $2.2 million became nonperforming during the second quarter of 2007. Foreclosure proceedings have begun with the other borrower with total loans of $2.8 million at June 30, 2007.

Nonperforming residential real estate loans were $7.3 million at June 30, 2007, an increase of $1.3 million, or 22%, from March 31, 2007 and an increase of $3.3 million, or 81%, from December 31, 2006. Nonperforming residential real estate loans represented 15.3% of nonperforming loans at June 30, 2007, compared to 17.1% at March 31, 2007 and 15.0% at December 31, 2006. The increase in nonperforming residential real estate loans was primarily due to a rise in delinquencies, bankruptcies and foreclosures reflective of weak economic conditions in Michigan.

Nonperforming consumer loans were $3.0 million at June 30, 2007, compared to $2.0 million at March 31, 2007 and $2.4 million at December 31, 2006. The increase in nonperforming consumer loans during the second quarter of 2007 was reflective of the weak economic conditions within Michigan.

Repossessed assets is a component of nonperforming assets and includes primarily real property acquired through foreclosure or by acceptance of a deed in lieu of foreclosure ("other real estate") and also personal property held for sale, mostly vehicles. Repossessed assets totaled $9.18 million at June 30, 2007, compared to $9.25 million at March 31, 2007 and $8.85 million at December 31, 2006. Other real estate, both residential and commercial properties, represented $9.0 million of repossessed assets at both June 30, 2007 and March 31, 2007, compared to $8.54 million of repossessed assets at December 31, 2006. At June 30, 2007, commercial real estate represented $4.9 million, or 54%, of other real estate and residential real estate represented $4.1 million, or 46%, of other real estate. A significant portion (77%) of the commercial component of other real estate at June 30, 2007 was represented by two properties totaling $3.76 million. One of these properties with a book value of $1.27 million was sold on a land contract, although the purchaser's down-payment was not sufficient to account for the transaction as a sale in accordance with generally accepted accounting principles. Payments on the land contract are reducing the book value balance, with scheduled payments current as of June 30, 2007. The second property with a book value of $2.44 million is a high rise mixed use condominium property with eleven residential units and six retail business condominium units offered for sale. The Corporation obtained an updated appraisal of the condominium property during the first quarter of 2007 which included a time to sale of approximately thirty months. In addition, the Corporation held ten other commercial real estate properties for sale at June 30, 2007, totaling $1.13 million, with book values of fifty thousand dollars to $0.35 million. The residential real estate component of other real estate was $4.1 million at June 30, 2007 and was comprised of twenty-nine properties with three properties having an individual book value greater than $0.25 million.

          Impaired Loans

A loan is considered impaired when management determines it is probable that all of the principal and interest due will not be collected according to the contractual terms of the loan agreement. In most instances, the impairment is measured based on the fair market value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. A portion of the allowance for loan losses may be specifically allocated to impaired loans. The Corporation has determined that all of its nonaccrual commercial, real estate commercial and real estate commercial-construction loans meet the definition of an impaired loan. In addition, the Corporation identified $4.9 million of commercial and real estate commercial loans that were in an accrual status that were also impaired loans at June 30, 2007, with $3.9 million of these loans performing as of that date.

Impaired loans totaled $34.4 million as of June 30, 2007, $26.6 million at March 31, 2007 and $19.8 million as of December 31, 2006. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that as of June 30, 2007, March 31, 2007 and December 31, 2006, $9.0 million, $6.1 million and $3.8 million, respectively, of the impaired loans required a specific allocation of the allowance for loan losses. The allowance for loan losses allocated to these impaired loans was $1.8 million at June 30, 2007, compared to $1.4 million at March 31, 2007 and $0.9 million at December 31, 2006. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from the estimates used on these loans.

The weakened economy in Michigan has resulted in higher loan delinquencies, customer bankruptcies and real estate foreclosures. Based on current economic conditions in Michigan, management expects real estate foreclosures to remain at higher than historical averages. It is also the management's opinion that the loan portfolio is generally well secured.

While the Corporation's credit quality deteriorated during the second quarter of 2007 as nonperforming loans increased $12.6 million, or 36%, to $47.8 million, the Corporation's impairment reserve on impaired loans increased only $0.4 million to $1.8 million. The Corporation's $47.8 million of nonperforming loans at June 30, 2007 included a total of $22 million of commercial and commercial real estate-based loans that were individually analyzed as of that date and deemed to have sufficient collateral values so as not to require a specific allocation of the allowance for loan losses to these loans. Net loan losses were $2.0 million during the six months ended June 30, 2007, or 0.14% of average loans (annualized), as compared to net loan losses during the first six months of 2006 of $1.4 million, or 0.10% of average loans (annualized.) Net loan losses were higher in the second quarter of 2007 than in the first quarter of 2007. Net loan losses in the second quarter of 2007 were $1.26 million, or 0.18% of average loans (annualized), compared to net loan losses of $0.7 million, or 0.10% of average loans (annualized), in the first quarter of 2007. The provision for loan losses was $2.5 million in the second quarter of 2007, compared to $1.625 million in the first quarter of 2007, resulting in the provision for loan losses exceeding net loan losses by $2.16 million during the first six months of 2007. The level of the provision for loan losses each quarter reflects management's assessment of the allowance for loan losses, taking into consideration factors such as net loan losses, levels of nonperforming and watch loans, loan mix, and loan delinquencies, as well as economic conditions and trends.

The allowance for loan losses was $36.3 million at June 30, 2007 and 1.30% of total loans, compared to $35.0 million, or 1.25% of total loans at March 31, 2007 and $34.1 million, or 1.21% of total loans at December 31, 2006.

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

The Corporation's total loan to deposit ratio as of June 30, 2007 and December 31, 2006 was 95.2% and 96.9%, respectively.

FHLB advances - short-term are borrowings from the FHLB that have original maturities of one year or less. There were no FHLB advances - short-term as of June 30, 2007, compared to $30.0 million as of December 31, 2006. FHLB advances - long-term are borrowings from the FHLB that have original maturities of greater than one year. FHLB advances - long-term totaled $135.0 million as of June 30, 2007 compared to $145.1 as of December 31, 2006. At June 30, 2007, the Corporation's additional borrowing availability through the FHLB, based on the amount of FHLB stock owned by the Corporation, and subject to the FHLB's credit requirements and policies, was $189 million. FHLB advances, both short-term and long-term combined, are collateralized by a blanket lien on qualified one- to four-family residential mortgage loans with an aggregate book value equal to at least 145% of the advances. At June 30, 2007, the carrying value of these type loans was $798 million.

The scheduled principal maturities on FHLB advances - long-term outstanding at June 30, 2007 were as follows (in thousands):
2007	$-
2008	75,024
2009	20,025
2010	40,000
Total	$135,049

The Corporation has various commitments that may impact liquidity. The following table summarizes the Corporation's commitments and expected expiration dates by period at June 30, 2007.

	June 30, 2007
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit	$254,548	$70,278	$34,381	$40,579	$399,786
Undisbursed loans	113,419	-	-	-	113,419
Standby letters of credit	32,819	7,363	5,080	10	45,272
Total commitments	$400,786	$77,641	$39,461	$40,589	$558,477

Since the majority of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.

Capital Resources

As of June 30, 2007, shareholders' equity was $506.47 million, compared to $507.90 million as of December 31, 2006, resulting in a decrease of $1.4 million, or 0.3%, during the first six months of 2007. The decrease in shareholders' equity was attributable to the repurchase of 472,800 shares of stock during this time period at a total cost of $12.8 million. Shareholders' equity as a percentage of total assets was 13.4% as of June 30, 2007 and 13.4% as of December 31, 2006.

The following table represents the Corporation's and Chemical Bank's regulatory capital ratios as of June 30, 2007:
	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Chemical Financial Corporation - actual ratio	11.8%	16.3%	17.5%
Regulatory minimum ratio	4.0	4.0	8.0
Ratio considered "well capitalized" by regulatory agencies	5.0	6.0	10.0

Chemical Bank - actual ratio	11.5%	15.9%	17.1%
Regulatory minimum ratio	4.0	4.0	8.0
Ratio considered "well capitalized" by regulatory agencies	5.0	6.0	10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at June 30, 2007 exceed the regulatory agencies ratios to be considered "well capitalized" partially due to the Corporation holding $735 million in assets, primarily investment securities, which are assigned a 20% risk rating and $1 billion in residential real estate loans and other assets which are assigned a 50% risk rating. These two risk ratings (20% and 50%) represented 44% of the Corporation's total risk-based assets (including off-balance sheet items) at June 30, 2007. Chemical Bank's Tier 1 and Total capital ratios are similar to the Corporation's at June 30, 2007, as the bank's level of assets and their allocation among the various risk weights are similar to the Corporation's.

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

The presentation of net interest income on a FTE basis is not in accordance with GAAP, but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $0.56 million and $0.43 million for the second quarters of 2007 and 2006, respectively. These adjustments were computed using a 35% federal income tax rate.

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

The Corporation's net interest income (FTE) in the second quarter of 2007 was $33.0 million, a $0.67 million, or a 2.0%, decrease from net interest income (FTE) of $33.7 million recorded in the second quarter of 2006. The decrease in net interest income (FTE) was primarily attributable to a combination of the adverse impact of the increase in short-term interest rates during 2006 and the flat and sometimes inverted interest yield curve during the twelve months ended June 30, 2007 on interest expense on deposits and short-term borrowings, and changes in the mix of interest-bearing liabilities from lower-cost transaction and savings deposits to higher-cost money market savings, time and municipal customer deposits. These unfavorable items were partially offset by an increase in the yield on interest-earning assets and a positive change in the mix of interest-earning assets, with average loans up $65.5 million, or 2.4%, in the second quarter of 2007, as compared to the second quarter of 2006.

Net interest margin was 3.70% on a tax equivalent basis in the second quarter of 2007, compared to 3.88% in the second quarter of 2006. The decrease in net interest margin during the second quarter of 2007, compared to the same time period in 2006, was primarily attributable to the increase in the average yield on interest-earning assets not keeping pace with the increase in the average cost of interest-bearing liabilities. The average yield on interest-earning assets increased 28 basis points to 6.48% on a tax equivalent basis in the second quarter of 2007, compared to the second quarter of 2006. The average cost of interest-bearing liabilities increased 57 basis points to 3.63% on a tax equivalent basis in the second quarter of 2007, compared to the second quarter of 2006. The increase in the cost of interest-bearing liabilities was largely attributable to the migration of customer funds from lower-yielding transaction and savings deposit products into higher yielding money market savings and time deposits, as well as due to the overall increase in market interest rates during 2006. The yield on the Corporation's loan portfolio has increased only moderately during a period of significantly rising interest rates due to the loan portfolio being comprised predominately of fixed interest rate loans or loans with interest rates fixed for at least five years and an increase in nonaccrual loans. In addition, the competition for loan volume remained high in the Corporation's local markets, resulting in heightened pricing competition for new loan originations.

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

Average Balances, Tax Equivalent Interest, and Effective Yields and Rates*
	Three Months Ended June 30,
	2007			2006
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$2,796,902	$48,385	6.93%	$2,731,421	$45,613	6.70%
Taxable investment securities	557,543	6,233	4.47	602,864	6,176	4.11
Tax-exempt investment securities	61,077	982	6.43	56,331	906	6.43
Other securities	22,132	357	6.47	25,683	348	5.43
Federal funds sold	123,518	1,617	5.25	51,440	621	4.84
Interest-bearing deposits with unaffiliated banks	5,345	75	5.63	13,033	161	4.95
Total interest-earning assets	3,566,517	57,649	6.48	3,480,772	53,825	6.20
Less: Allowance for loan losses	35,399			34,517
Other Assets:
Cash and cash due from banks	89,482			98,115
Premises and equipment	49,444			44,822
Interest receivable and other assets	127,705			126,877
Total Assets	$3,797,749			$3,716,069

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$ 507,810	$ 3,218	2.54%	$ 532,711	$ 3,059	2.30%
Savings deposits	742,613	4,547	2.46	721,961	2,977	1.65
Time deposits	1,151,811	13,152	4.58	1,051,490	10,460	3.99
Securities sold under agreements to repurchase	170,527	1,692	3.98	138,410	1,205	3.49
Reverse repurchase agreements - short-term	-	-	-	6,593	62	3.77
Federal Home Loan Bank advances - short-term	13,187	174	5.29	48,243	602	5.01
Federal Home Loan Bank advances - long-term	143,137	1,883	5.28	146,093	1,809	4.97
Total interest-bearing liabilities	2,729,085	24,666	3.63	2,645,501	20,174	3.06
Noninterest-bearing deposits	529,743			534,179
Total deposits and borrowed funds	3,258,828			3,179,680
Interest payable and other liabilities	28,019			28,501
Shareholders' equity	510,902			507,888
Total Liabilities and Shareholders' Equity	$3,797,749			$3,716,069
Net Interest Spread (FTE)			2.85%			3.14%
Net Interest Income (FTE)		$32,983			$33,651
Net Interest Margin (FTE)			3.70%			3.88%

*Taxable equivalent basis using a federal income tax rate of 35%.

Average Balances, Tax Equivalent Interest, and Effective Yields and Rates*
	Six Months Ended June 30,
	2007			2006
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$2,797,752	$95,982	6.90%	$2,713,680	$89,463	6.65%
Taxable investment securities	556,638	12,368	4.45	622,506	12,518	4.06
Tax-exempt investment securities	60,814	1,962	6.45	56,712	1,829	6.45
Other securities	22,131	573	5.22	25,683	689	5.41
Federal funds sold	117,571	3,062	5.25	68,950	1,572	4.60
Interest-bearing deposits with unaffiliated banks	5,322	174	6.60	20,567	474	4.65
Total interest-earning assets	3,560,228	114,121	6.45	3,508,098	106,545	6.12
Less: Allowance for loan losses	34,900			34,487
Other Assets:
Cash and cash due from banks	90,673			99,047
Premises and equipment	49,527			44,954
Interest receivable and other assets	127,755			126,053
Total Assets	$3,793,283			$3,743,665

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$ 528,654	$ 6,861	2.62%	$ 554,136	$ 6,080	2.21%
Savings deposits	728,666	8,538	2.36	738,853	5,768	1.57
Time deposits	1,142,810	25,854	4.56	1,032,697	19,722	3.85
Securities sold under agreements to repurchase	166,575	3,306	4.00	137,162	2,264	3.33
Reverse repurchase agreements - short-term	-	-	-	8,287	154	3.75
Federal Home Loan Bank advances - short-term	17,790	468	5.30	41,271	1,019	4.98
Federal Home Loan Bank advances - long-term	144,099	3,790	5.30	164,484	3,853	4.72
Total interest-bearing liabilities	2,728,594	48,817	3.61	2,676,890	38,860	2.93
Noninterest-bearing deposits	525,690			530,632
Total deposits and borrowed funds	3,254,284			3,207,522
Interest payable and other liabilities	27,891			27,915
Shareholders' equity	511,108			508,228
Total Liabilities and Shareholders' Equity	$3,793,283			$3,743,665
Net Interest Spread (FTE)			2.84%			3.19%
Net Interest Income (FTE)		$65,304			$67,685
Net Interest Margin (FTE)			3.68%			3.89%

*Taxable equivalent basis using a federal income tax rate of 35%.

Volume and Rate Variance Analysis (1)
	Three Months Ended June 30, 2007 compared to 2006
	Increase (Decrease) Due to Changes in
	Average Volume(2)	Average Yield/Rate(2)	Combined Increase/ (Decrease)
	(In thousands)
Changes in Interest Income:
Loans	$1,046	$1,726	$2,772
Taxable investment securities	(477)	534	57
Tax-exempt investment securities	76	-	76
Other securities	(52)	61	9
Federal funds sold	940	56	996
Interest-bearing deposits with unaffiliated banks	(106)	20	(86)
Total change in interest income	1,427	2,397	3,824

Changes in Interest Expense:
Interest-bearing demand deposits	(11)	170	159
Savings deposits	1,335	235	1,570
Time deposits	936	1,756	2,692
Securities sold under agreements to repurchase	304	183	487
Reverse repurchase agreements - short-term	(62)	-	(62)
Federal Home Loan Bank advances - short-term	(461)	33	(428)
Federal Home Loan Bank advances - long-term	(37)	111	74
Total change in interest expense	2,004	2,488	4,492
Total Decrease in Net Interest Income (FTE)	$ (577)	$ (91)	$ (668)

(1)	Taxable equivalent basis using a federal income tax rate of 35%.
(2)

The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Volume and Rate Variance Analysis (1)

	Six Months Ended June 30, 2007 compared to 2006
	Increase (Decrease) Due to Changes in
	Average Volume(2)	Average Yield/Rate(2)	Combined Increase/ (Decrease)
	(In thousands)
Changes in Interest Income:
Loans	$2,745	$3,774	$6,519
Taxable investment securities	(1,334)	1,184	(150)
Tax-exempt investment securities	132	1	133
Other securities	(93)	(23)	(116)
Federal funds sold	1,241	249	1,490
Interest-bearing deposits with unaffiliated banks	(445)	145	(300)
Total change in interest income	2,246	5,330	7,576

Changes in Interest Expense:
Interest-bearing demand deposits	39	742	781
Savings deposits	1,891	879	2,770
Time deposits	2,090	4,042	6,132
Securities sold under agreements to repurchase	537	505	1,042
Reverse repurchase agreements - short-term	(154)	-	(154)
Federal Home Loan Bank advances - short-term	(612)	61	(551)
Federal Home Loan Bank advances - long-term	(508)	445	(63)
Total change in interest expense	3,283	6,674	9,957
Total Decrease in Net Interest Income (FTE)	$(1,037)	$(1,344)	$(2,381)

(1)	Taxable equivalent basis using a federal income tax rate of 35%.
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

The provision for loan losses was $2.5 million in the second quarter of 2007, compared to $1.625 million in the first quarter of 2007 and $0.4 million in the second quarter of 2006. Net loan charge-offs were $1.3 million in the second quarter of 2007, compared to $0.7 million in the first quarter of 2007 and $0.9 million in the second quarter of 2006. Net loan charge-offs (annualized) as a percentage of average total loans were 0.14% during the six months ended June 30, 2007, compared to 0.10% during the same time period in 2006. The increase in the provision for loan losses, in the second quarter of 2007 over both the first quarter of 2007 and the second quarter of 2006, was primarily driven by an increase in net loan charge-offs, an increase in nonperforming loans, an increase in loan delinquencies, an increase in the overall average risk grade of the commercial and real estate-commercial loan portfolios and an increase in the impairment reserve (specific allocation of the allowance) on impaired loans.

The level of the provision for loan losses each quarter reflects management's assessment of the allowance for loan losses. During the second quarter of 2007, the provision for loan losses of $2.5 million exceeded net loan charge-offs by $1.2 million. The moderate excess was reflective of credit deterioration in the second quarter of 2007 that was partially mitigated by management's assessment of having adequate collateral on most problem credits. Nonperforming loans increased $12.6 million, or 36%, in the second quarter of 2007 to $47.8 million, or 1.71%, of total loans at June 30, 2007. The increase in nonperforming loans in the second quarter of 2007 occurred primarily in the real estate commercial and real estate construction-commercial loan categories, with the addition of eight customer loan relationships with borrowings totaling $9.5 million. Each of these customer loan relationships was individually analyzed and it was determined that only one customer loan relationship required an impairment (specific allocation of the allowance) reserve in the amount of $0.15 million. During the second quarter of 2007, the Corporation's total impairment reserve increased $0.4 million to $1.8 million at June 30, 2007, which represented $0.4 million of the excess of the provision for loan losses over net loan charge-offs during the quarter. At June 30, 2007, the Corporation after individually reviewing its impaired loans determined that $22.0 million of nonperforming commercial and commercial real estate-based loans as of that date were deemed to have sufficient collateral values so as not to require a specific allocation of the allowance for loan losses to these loans. However, based on the Corporation's defined methodology of assessing the adequacy of the allowance, including the upward trends over the last three quarters in nonperforming loans, as well as loan delinquencies and average risk of the graded portion of the loan portfolio and the downward trend in the economy in Michigan, management determined an increase in the provision for loan losses was required in the second quarter of 2007.

Economic conditions in the Corporation's markets, all within Michigan, were generally less favorable than those nationwide during the six-month period ended June 30, 2007. Forward-looking indicators suggest these economic conditions will continue for the remainder of 2007.

At June 30, 2007, the allowance was $36.3 million, compared to $35.0 million at March 31, 2007, $34.1 million at December 31, 2006 and $33.6 million at June 30, 2006. The increase in the allowance during the second quarter of 2007 was attributable to the provision for loan losses of $2.5 million exceeding net loan charge-offs of $1.3 million. The allowance as a percentage of total period-end loans was 1.30% at June 30, 2007, compared to 1.25% at March 31, 2007, 1.21% at December 31, 2006 and 1.22% at June 30, 2006.

Noninterest Income

The following includes the major components of noninterest income during the three and six months ended June 30, 2007 and 2006.
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Service charges on deposit accounts	$ 5,236	$ 5,356	$10,204	$10,453
Trust and investment services revenue	2,087	2,094	4,187	4,099
Other fees for customer services	714	743	1,472	1,456
ATM and network user fees	705	687	1,478	1,355
Investment fees	717	621	1,455	1,172
Insurance commissions	240	204	413	404
Mortgage banking revenue	628	490	1,070	913
Investment securities gains	-	-	4	-
Gains on sales of branch bank properties	905	-	905	-
Other	124	323	211	498
Total Noninterest Income	$11,356	$10,518	$21,399	$20,350

Noninterest income of $11.4 million in the second quarter of 2007 increased $0.8 million, or 8.0%, compared to the second quarter of 2006. The increase was primarily due to $0.9 million in gains realized on the sales of a branch office building and a parcel of excess land contiguous to an existing branch office during the three months ended June 30, 2007. The sale of the branch office building qualified as a sale-leaseback transaction under SFAS No. 13, "Accounting for Leases," as the sale included a provision to allow the Corporation to use one-third of the building for a future period of five years. The value of the lease portion of the sale was determined to be $0.45 million using a fair market value rental rate for similar properties, resulting in a deferred gain on sale being recorded in this amount at the date of sale. The deferred revenue will be amortized over the life of the lease. The Corporation experienced increases in mortgage banking revenue of $0.1 million, or 28.2%, and investment fees of $0.1 million, or 15.5%, compared to the second quarter of 2006. The increases in the second quarter of 2007 were partially offset by a decrease of $0.1 million, or 2.2%, in service charges on deposit accounts compared to the second quarter of 2006. Other noninterest income decreased $0.2 million during the three months ended June 30, 2007 due to the realization of gains during the second quarter of 2006 attributable to the disposal of other assets.

Operating Expenses

The following includes the major components of operating expenses during the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Salaries and wages	$13,112	$11,430	$24,876	$22,506
Employee benefits	2,661	2,582	5,636	6,096
Occupancy	2,771	2,421	5,360	5,019
Equipment	2,381	2,345	4,685	4,533
Postage and courier	661	621	1,404	1,345
Supplies	395	252	812	505
Professional fees	1,074	998	2,948	1,841
Outside processing / service fees	528	477	1,073	1,045
Michigan single business tax	417	537	807	1,017
Advertising and marketing	507	351	1,136	724
Intangible asset amortization	430	504	924	1,037
Telephone	492	539	960	995
Other real estate and repossessed asset expenses	682	586	1,095	884
Other	1,110	1,433	2,263	2,650
Total Operating Expenses	$27,221	$25,076	$53,979	$50,197

Total operating expenses of $27.2 million in the second quarter of 2007 were $2.1 million, or 8.6%, higher than in the second quarter of 2006. The increase in operating expenses between the second quarter of 2007 and 2006 was primarily attributable to the recognition of $1.6 million in reorganization expenses incurred during the second quarter of 2007 in conjunction with the Corporation's retail banking reorganization. Excluding these reorganization expenses, operating expenses would have increased $0.55 million, or 2.2%, with the increase mostly attributable to new operating expenses associated with the two branch offices acquired in August 2006 and four new retail branch offices opened in the latter part of 2006 and early 2007.

In April 2007, the Corporation announced an internal reorganization that will centralize six operations departments and reduce back office and management staff. The reorganization is scheduled to be complete by December 31, 2007. The Corporation recognized $1.6 million in compensation related expense in the second quarter of 2007 for severance and early retirement costs in conjunction with the internal reorganization. The $1.6 million in reorganization expense was composed of $1.2 million in severance costs included in salaries and wages and $0.3 million of early retirement pension cost and $0.1 million of payroll taxes included in employee benefits. During the second quarter of 2007, $0.3 million of the $1.3 million in severance costs and payroll taxes were paid, resulting in a remaining accrued liability for severance costs and payroll taxes of $1.0 million at June 30, 2007. An additional $0.7 million of severance costs are expected to be incurred during the second half of 2007. Management expects annual pre-tax compensation expense savings of approximately $2.3 million beginning in 2008 related to the internal reorganization.

The Corporation had 1,539 employees on a full-time equivalent basis as of June 30, 2007, compared to 1,594 employees on a full-time equivalent basis as of June 30, 2006. The net decrease in the number of employees was attributable to the Corporation's internal consolidation during 2006 that was partially offset by an increase in the number of employees from the 2006 branch acquisitions and four new branch banking offices that were opened during the latter part of 2006 and early 2007.

Salaries and wages of $13.1 million in the second quarter of 2007 were up $1.7 million, or 14.7%, compared to the same time period in 2006. This increase was attributable to the reorganization severance costs, 2006 branch acquisitions and four new branch banking offices previously discussed.

The Corporation decreased the future obligations of its defined benefit pension plan (Pension Plan) through a partial freeze of the Pension Plan effective May 31, 2006. This change affected approximately two-thirds of the Pension Plan participants, whereby benefits being earned under the Pension Plan by these employees ended on June 30, 2006. For employees affected by the freeze, the Corporation began contributing four percent of their eligible pay to the 401(k) Plan without regard to the employees' contribution, while continuing its existing policy of partially matching employee contributions to the 401(k) Plan. Employees who are receiving the new benefit under the 401(k) Plan are those with less than fifteen years of service or those whose combined age and years of service was less than sixty-five at June 30, 2006.

Total employee benefits expense during the three months ended June 30, 2007 was $2.7 million, approximately the same as during the three months ended June 30, 2006. Periodic pension cost for the defined benefit plans was $0.6 million lower during the three months ended June 30, 2007, compared to the same time period in 2006. The decrease in this expense during the three months ended June 30, 2007 was partially offset by an increase in 401(k) Plan expense of $0.4 million, compared to the same time period in 2006. The decrease in net periodic pension cost for the defined benefit plan was also offset by the $0.3 million in early retirement pension cost recorded in the second quarter of 2007 in conjunction with the internal reorganization.

Occupancy expense of $2.8 million in the second quarter of 2007 was up $0.4 million, or 14.5%, from the second quarter of 2006. The increase was largely attributable to the acquisition of two branches in 2006 and the addition of four newly constructed branches in late 2006 and early 2007.

Advertising and marketing expenses of $0.5 million during the second quarter of 2007 were $0.2 million, or 44.4%, higher than the second quarter of 2006. The increase was primarily attributable to costs incurred in conjunction with loan and other product promotions in the second quarter of 2007.

Other real estate and repossessed asset expenses of $0.7 million in the second quarter of 2007 were $0.1 million, or 16.4% higher than in the second quarter of 2006. The increase was primarily attributable to the recognition of $0.4 million in losses associated with the disposition of other real estate and repossessed assets in 2007, compared to $0.3 million in losses in 2006.

Other operating expenses for the three months ended June 30, 2007 were $1.1 million, down $0.3 million, or 22.5%, from the second quarter of 2006. Decreases in printing expense, employee training costs, and miscellaneous losses were offset by an increase in donations.

Income Tax Expense

The Corporation's effective federal income tax rate was 32.3% in the second quarter of 2007, compared to 33.0% in the second quarter of 2006. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate is primarily a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits.

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

At June 30, 2007, the Corporation's interest rate risk position was liability sensitive, meaning net interest income is expected to increase if market interest rates fall and decrease if market interest rates rise, other factors being unchanged.

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

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended June 30, 2007 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of equity securities by the Corporation during the periods indicated:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2007
Common Stock Repurchase Program	-	-	-	500,000
Employee Transactions	3,664	$30.16	N/A	N/A

May 1-31, 2007
Common Stock Repurchase Program	269,800	27.11	269,800	230,200
Employee Transactions	-	-	N/A	N/A

June 1-30, 2007
Common Stock Repurchase Program	180,000	26.75	180,000	50,200
Employee Transactions	-	-	N/A	N/A

Total	453,464	$26.99	449,800	50,200

On April 19, 2007, the Corporation publicly announced that its board of directors authorized management to repurchase up to 500,000 shares of the Corporation's common stock. The repurchased shares are available for later reissue in connection with potential future stock dividends, the Corporation's dividend reinvestment plan, employee benefit plans and other general corporate purposes. This authorization cancelled the 31,542 remaining share repurchase authorization that existed at March 31, 2007. On July 18, 2007, the Corporation publicly announced that its board of directors authorized management to repurchase up to 500,000 additional shares of the Corporation's common stock. This authorization did not cancel the remaining 50,200 remaining share repurchase authorization that existed at June 30, 2007.

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

The Corporation's annual meeting of shareholders was held April 16, 2007. At that meeting, the shareholders voted on one matter: the election of directors. All directors of the Corporation were standing for election at the meeting. The directors were elected by the following votes:

Election of Directors	Votes Cast

All nominees for director were elected:	For	Withheld
Gary E. Anderson	20,278,371	387,569
J. Daniel Bernson	20,228,229	437,711
Nancy Bowman	20,231,449	434,491
James A. Currie	20,301,513	364,426
Thomas T. Huff	20,184,112	481,827
Michael T. Laethem	20,385,333	280,607
Geoffery E. Merszei	20,214,470	451,470
Terence F. Moore	19,747,874	918,066
Aloysius J. Oliver	18,196,676	2,469,263
Calvin D. Prins	20,079,612	586,327
David B. Ramaker	20,268,512	397,428
Larry D. Stauffer	20,408,972	256,968
William S. Stavropoulos	20,235,719	430,221
Franklin C. Wheatlake	20,282,439	383,501

There were no broker non-votes with respect to any nominee for director.
Item 6.	Exhibits

          Exhibits.  The following exhibits are filed as part of this report on Form 10-Q:
Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Restated Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. Here incorporated by reference.

31.1	Certification. Certification of Chairman of the Board, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CHEMICAL FINANCIAL CORPORATION

Date: August 7, 2007	By: /s/ David B. Ramaker
David B. Ramaker Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: August 7, 2007	By: /s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Restated Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. Here incorporated by reference.

31.1	Certification. Certification of Chairman of the Board, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.