Form 10-Q
period 2007-09-30
CHEMICAL FINANCIAL CORP
filed 2007-11-07
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2007

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

333 East Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

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

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of October 24, 2007, was 23,952,473 shares.

INDEX

Chemical Financial Corporation
Form 10-Q

Index to Form 10-Q
		Page

Safe Harbor Statement		3

Part I.	Financial Information

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2006)	4

	Consolidated Statements of Financial Position as of September 30, 2007, December 31, 2006 and September 30, 2006	4

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2007 and September 30, 2006	5

	Consolidated Statements of Changes in Shareholders' Equity for the Nine Months Ended September 30, 2007 and September 30, 2006	6

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and September 30, 2006	7

	Notes to Consolidated Financial Statements	8-19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20-37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

Part II.	Other Information

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6.	Exhibits	40

Signatures		41

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

Risk factors include, but are not limited to, the risk factors described in Item 1A, "Risk Factors," in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006, which are here incorporated by reference; the timing and level of asset growth; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; opportunities for acquisitions and the effective completion of acquisitions and integration of acquired entities; the possibility that anticipated cost savings and revenue enhancements from acquisitions, restructurings, reorganizations and bank consolidations may not be realized at all or within expected time frames; the local and global effects of the ongoing war on terrorism and other military actions, including actions in Iraq; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I. Financial Information

Item 1.	Financial Statements

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Financial Position

	September 30, 2007	December 31, 2006	September 30, 2006
	(Unaudited)		(Unaudited)
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$99,465	$135,544	$87,430
Federal funds sold	88,300	49,500	86,500
Interest-bearing deposits with unaffiliated banks	15,226	5,712	5,230
Total cash and cash equivalents	202,991	190,756	179,160
Investment securities:
Available for sale (at estimated fair value)	533,611	520,867	537,449
Held to maturity (estimated fair value - $98,423 at 9/30/07, $94,172 at 12/31/06 and $100,581 at 9/30/06)	98,342	94,564	100,980
Total investment securities	631,953	615,431	638,429
Other securities	22,135	22,131	23,368
Loans held for sale	7,708	5,667	29,578
Loans:
Commercial	534,503	545,591	539,349
Real estate commercial	736,443	726,554	725,988
Real estate construction	138,199	145,933	162,762
Real estate residential	840,694	835,263	820,798
Consumer	565,140	554,319	568,935
Total loans	2,814,979	2,807,660	2,817,832
Less: Allowance for loan losses	38,386	34,098	35,348
Net loans	2,776,593	2,773,562	2,782,484
Premises and equipment	48,293	49,475	47,559
Goodwill	69,908	70,129	71,369
Other intangible assets	7,324	8,777	9,193
Interest receivable and other assets	55,857	53,319	58,901
Total Assets	$3,822,762	$3,789,247	$3,840,041

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$524,522	$551,177	$524,373
Interest-bearing	2,442,692	2,346,908	2,432,561
Total deposits	2,967,214	2,898,085	2,956,934
Interest payable and other liabilities	23,285	29,235	23,288
Securities sold under agreements to repurchase	203,322	178,969	166,451
Federal Home Loan Bank advances - short-term	-	30,000	30,000
Federal Home Loan Bank advances - long-term	125,049	145,072	150,072
Total liabilities	3,318,870	3,281,361	3,326,745
Shareholders' equity:
Common stock, $1 par value per share:
Authorized - 30,000,000 shares
Issued and outstanding - 23,952,473 shares at 9/30/07, 24,827,566 shares at 12/31/06 and 24,798,856 shares at 9/30/06	23,952	24,828	24,799
Surplus	347,569	368,554	367,991
Retained earnings	138,817	123,454	126,128
Accumulated other comprehensive loss	(6,446)	(8,950)	(5,622)
Total shareholders' equity	503,892	507,886	513,296
Total Liabilities and Shareholders' Equity	$3,822,762	$3,789,247	$3,840,041

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Income (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$48,346	$47,843	$143,850	$137,027
Interest on investment securities:
Taxable	6,299	6,006	18,667	18,524
Tax-exempt	688	661	2,018	1,892
Total interest on investment securities	6,987	6,667	20,685	20,416
Dividends on other securities	182	178	755	867
Interest on federal funds sold	1,433	785	4,495	2,357
Interest on deposits with unaffiliated banks	209	83	383	557
Total interest income	57,157	55,556	170,168	161,224
Interest Expense
Interest on deposits	21,037	18,016	62,290	49,586
Interest on securities sold under agreements to repurchase	1,957	1,665	5,263	3,929
Interest on reverse repurchase agreements - short-term	-	-	-	154
Interest on Federal Home Loan Bank advances - short-term	-	1,282	468	2,301
Interest on Federal Home Loan Bank advances - long-term	1,690	1,854	5,480	5,707
Total interest expense	24,684	22,817	73,501	61,677
Net Interest Income	32,473	32,739	96,667	99,547
Provision for loan losses	2,900	1,750	7,025	2,610
Net interest income after provision for loan losses	29,573	30,989	89,642	96,937
Noninterest Income
Service charges on deposit accounts	5,039	5,308	15,243	15,761
Trust and investment services revenue	2,034	1,745	6,221	5,844
Other charges and fees for customer services	2,393	2,308	7,211	6,695
Mortgage banking revenue	577	476	1,647	1,389
Investment securities gains	-	-	4	-
Other	1,014	59	2,130	557
Total noninterest income	11,057	9,896	32,456	30,246
Operating Expenses
Salaries, wages and employee benefits	14,463	13,984	44,975	42,586
Occupancy	2,361	2,270	7,721	7,289
Equipment	2,228	2,169	6,913	6,702
Other	6,118	5,773	19,540	17,816
Total operating expenses	25,170	24,196	79,149	74,393
Income Before Income Taxes	15,460	16,689	42,949	52,790
Provision for federal income taxes	4,850	5,199	13,786	17,174
Net Income	$10,610	$11,490	$29,163	$35,616

Net Income Per Share (Basic)	$0.44	$0.46	$1.19	$1.42
(Diluted)	0.44	0.46	1.19	1.42
Cash Dividends Paid Per Share	0.285	0.275	0.855	0.825

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except share data)
Balances at December 31, 2005	$25,079	$376,046	$106,507	$(6,567)	$501,065
Cumulative impact of adopting SAB 108, net of tax of $2,467			4,582		4,582
Balances at January 1, 2006	25,079	376,046	111,089	(6,567)	505,647
Comprehensive Income:
Net income			35,616
Net change in unrealized losses on investment securities available for sale, net of tax of $509				945
Comprehensive income					36,561
Cash dividends paid of $0.825 per share			(20,577)		(20,577)
Shares issued - stock options	30	713			743
Shares issued - directors' stock purchase plan	8	247			255
Repurchase of shares	(318)	(9,025)			(9,343)
Share-based compensation		10			10
Balances at September 30, 2006	$24,799	$367,991	$126,128	$(5,622)	$513,296

Balances at January 1, 2007	$24,828	$368,554	$123,454	$(8,950)	$507,886
Impact of adoption of FIN 48			40		40
Comprehensive income:
Net income			29,163
Net change in unrealized losses on investment securities available for sale, net of tax of $1,430				2,654
Reclassification adjustment for realized net investment securities gains included in net income, net of tax				(3)
Adjustment for pension and other postretirement benefits expense, net of tax of $80				(147)
Comprehensive income					31,667
Cash dividends declared and paid of $0.570 per share			(13,840)		(13,840)
Shares issued - stock options	2	31			33
Shares issued - directors' stock purchase plan	7	216			223
Shares issued - share awards	1	44			45
Repurchase of shares	(886)	(21,407)			(22,293)
Share-based compensation		131			131
Balances at September 30, 2007	$23,952	$347,569	$138,817	$(6,446)	$503,892

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities:	(in thousands)
Net income	$29,163	$35,616
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,025	2,610
Gains on sales of loans	(994)	(598)
Proceeds from sales of loans	102,251	82,289
Loans originated for sale	(103,298)	(84,757)
Loans acquired through branch acquisitions held for sale	-	(22,993)
Investment securities gains	(4)	-
Net (gains) losses on sales of other real estate and repossessed assets	(63)	229
Gains on sales of branch bank properties	(905)	-
Gain on insurance settlement	(957)	-
Net losses on disposals of other assets	300	-
Depreciation of premises and equipment	4,307	4,334
Amortization of intangible assets	2,050	2,019
Net amortization of premiums and discounts on investment securities	438	1,052
Share-based compensation expense	131	10
Net increase in interest receivable and certain other assets	(1,713)	(9,097)
Net increase (decrease) in interest payable and certain other liabilities	857	(479)
Net cash provided by operating activities	38,588	10,235
Cash Flows From Investing Activities:
Investment securities available for sale:
Proceeds from maturities, calls and principal reductions	89,084	92,233
Purchases	(98,039)	(34,580)
Investment securities held to maturity:
Proceeds from maturities, calls and principal reductions	21,326	39,250
Purchases	(25,247)	(12,634)
Other securities:
Proceeds from sales	-	2,314
Purchases	(4)	(4,631)
Net increase in loans	(14,598)	(121,197)
Proceeds from sales of other real estate and repossessed assets	2,689	4,046
Proceeds from sales of branch bank properties	1,825	-
Purchases of premises and equipment	(3,895)	(7,471)
Net cash used in investing activities	(26,859)	(42,670)
Cash Flows From Financing Activities:
Net increase (decrease) in noninterest-bearing and interest-bearing demand deposits and savings accounts	97,744	(19,041)
Net increase (decrease) in time deposits	(28,615)	156,095
Net increase in securities sold under agreements to repurchase	24,353	40,853
Net decrease in reverse repurchase agreements - short-term	-	(10,000)
Increase in FHLB advances - short-term	-	135,000
Repayment of FHLB advances - short-term	(30,000)	(173,000)
Increase in FHLB advances - long-term	10,000	25,000
Repayment of FHLB advances - long-term	(30,023)	(71,693)
Cash dividends paid	(20,916)	(20,577)
Proceeds from directors' stock purchase plan	223	255
Tax benefits from share-based awards	10	75
Proceeds from exercise of stock options	23	475
Repurchases of common stock	(22,293)	(9,343)
Net cash provided by financing activities	506	54,099
Net increase in cash and cash equivalents	12,235	21,664
Cash and cash equivalents at beginning of year	190,756	157,496
Cash and Cash Equivalents at End of Period	$202,991	$179,160
Supplemental disclosure of cash flow information:
Interest paid	$73,888	$61,216
Federal income taxes paid	13,580	17,850
Loans transferred to other real estate and repossessed assets	4,542	8,650

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2007

Note A:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (the Corporation) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

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

The tax periods open to examination by the Internal Revenue Service include the fiscal years ended December 31, 2006, 2005 and 2004. The same fiscal years are open to examination for the Michigan Single Business Tax with the addition of the fiscal years ended December 31, 2003 and 2002.

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

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2007

Note A:  Basis of Presentation (continued)

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per share computations:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Numerator for both basic and diluted earnings per share, net income	$10,610	$11,490	$29,163	$35,616

Denominator for basic earnings per share, average outstanding common shares	24,091	24,800	24,520	24,957
Potential dilutive shares resulting from employee stock options	7	29	12	35
Denominator for diluted earnings per share	24,098	24,829	24,532	24,992

Basic earnings per share	$ 0.44	$ 0.46	$ 1.19	$ 1.42
Diluted earnings per share	0.44	0.46	1.19	1.42

The average number of employee stock option awards outstanding that were anti-dilutive and therefore not included in the computation of earnings per share were as follows: 588,180 and 447,877 for the three months ended September 30, 2007 and 2006, respectively, and 519,122 and 408,444 for the nine months ended September 30, 2007 and 2006, respectively.

Equity

In April 2007, the Corporation authorized management to repurchase up to 500,000 shares of the Corporation's stock. The April 2007 authorization replaced all remaining prior share repurchase authorizations. In July 2007, the Corporation authorized management to repurchase up to 500,000 additional shares of the Corporation's stock. During the three months ended September 30, 2007, 50,200 shares were purchased under the April 2007 authorization at an average price of $24.55 per share and 362,300 shares were purchased under the July 2007 authorization at an average price of $22.83 per share. During the nine months ended September 30, 2007, 885,300 shares were purchased under the April 2007 and July 2007 authorizations at an average price of $25.18 per share. At September 30, 2007 there were 137,700 remaining shares available for repurchase under the July 2007 authorization.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of related tax benefits, at September 30, 2007, December 31, 2006 and September 30, 2006 are as follows:
	September 30, 2007	December 31, 2006	September 30, 2006
	(In thousands)
Net unrealized losses on investment securities available for sale, net of related tax of $714 at 9/30/07, $2,141 at 12/31/06 and $3,027 at 9/30/06.	$(1,326)	$(3,977)	$(5,622)
Pension and other postretirement benefits expense, net of related tax of $2,757 at 9/30/07 and $2,677 at 12/31/06.	(5,120)	(4,973)	-
Accumulated other comprehensive loss	$(6,446)	$(8,950)	$(5,622)

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2007

Note A:  Basis of Presentation (continued)

At September 30, 2007, the Corporation held investment securities with a fair market value of $56.2 million that had gross unrealized losses, which existed for less than twelve months, of $0.3 million at that date. The Corporation also held investment securities as of September 30, 2007 with a fair market value of $311.6 million that had gross unrealized losses, which existed for twelve months or more, of $3.7 million at that date. Management believes that the unrealized losses on investment securities are temporary in nature and are due primarily to changes in interest rates and not as a result of credit related issues. The Corporation has both the intent and ability to hold the investment securities with unrealized losses to maturity or until such time as the unrealized losses recover.

Operating Segment

Under the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Corporation operates in a single operating segment - commercial banking. The Corporation is a financial holding company that operates through one commercial bank, Chemical Bank, as of September 30, 2007. Chemical Bank operates within the state of Michigan as a state-chartered commercial bank. The Corporation's commercial bank subsidiary operates through an internal organizational structure of four regional banking units and offers a full range of commercial banking and fiduciary products and services to the residents and business customers in the bank's geographical market areas. The Corporation's regional banking units are collections of branch banking offices organized by geographical regions within the state. The products and services offered by the regional banking units are generally consistent throughout the Corporation. The marketing of products and services throughout the Corporation's regional banking units is generally uniform, as many of the markets served by the regional banking units overlap. The distribution of products and services is uniform throughout the Corporation's regional banking units and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.

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

In accordance with the adoption of SAB 108 in the fourth quarter of 2006, the Corporation recorded a $4.6 million cumulative increase, net of tax of $2.5 million, to retained earnings as of January 1, 2006. Information presented in the consolidated statement of financial position as of September 30, 2006 and the consolidated statement of changes in shareholders' equity for the nine months ended September 30, 2006 has been adjusted to reflect the cumulative SAB 108 adjustment as of January 1, 2006. Financial information as of January 1, 2006, included herein in Management's Discussion and Analysis of Financial Condition and Results of Operations, has also been adjusted to reflect the adoption of SAB 108.

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
September 30, 2007
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

Over forty current accounting standards within generally accepted accounting principles require (or permit) entities to measure assets and liabilities at fair value. Prior to SFAS 157, the methods for measuring fair value were diverse and inconsistent, especially for assets and liabilities that are not actively traded.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The Corporation has not determined the impact that SFAS 159 will have on the Corporation's consolidated financial condition or results of operations.

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
September 30, 2007

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

Other

The Michigan Single Business Tax, which expires December 31, 2007, was replaced by the Michigan Business Tax (MBT) in June 2007. The MBT includes a provision for a Financial Institutions Tax (FIT), which applies to all banks, savings banks, holding companies and all of their affiliated companies and is effective January 1, 2008. The FIT is a tax on a financial institution's consolidated capital less United States and Michigan municipal debt obligations held by the financial institution using a five-year average at a tax rate of 0.235%. The FIT base may also be reduced by goodwill acquired after July 1, 2007. The Corporation has not yet determined the impact of this tax on the Corporation's 2008 consolidated financial condition or results of operations.

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

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2007

Note B:  Nonperforming Assets, Allowance for Loan Losses and Impaired Loans

The following summarizes nonperforming assets at the dates indicated:
	September 30, 2007	December 31, 2006	September 30, 2006
		(In thousands)
Nonperforming Assets
Nonaccrual loans:
Commercial	$ 6,735	$ 4,203	$ 4,124
Real estate commercial	19,664	9,612	11,329
Real estate construction - commercial	4,573	2,552	2,017
Real estate residential	7,244	2,887	4,455
Consumer	2,125	985	1,188
Total nonaccrual loans	40,341	20,239	23,113
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	1,867	1,693	3,151
Real estate commercial	5,367	2,232	3,081
Real estate construction - commercial	1,076	174	-
Real estate residential	3,918	1,158	1,857
Consumer	1,054	1,414	1,416
Total accruing loans contractually past due 90 days or more as to interest or principal payments	13,282	6,671	9,505
Total Nonperforming Loans	53,623	26,910	32,618
Repossessed Assets (1)	9,164	8,852	10,062
Total Nonperforming Assets	$62,787	$35,762	$42,680

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held for sale.

	September 30, 2007	December 31, 2006	September 30, 2006
Nonperforming loans as a percent of total loans	1.90%	0.96%	1.16%
Allowance for loan losses as a percent of total loans	1.36%	1.21%	1.25%
Nonperforming assets as a percent of total assets	1.64%	0.94%	1.11%
Allowance for loan losses as a percent of nonperforming loans	72%	127%	108%

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2007

Note B:  Nonperforming Assets, Allowance For Loan Losses and Impaired Loans (continued)

The following summarizes the changes in the allowance for loan losses:
	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Balance as of January 1	$34,098	$34,148
Provision for loan losses	7,025	2,610

Loans charged off:
Commercial	(1,072)	(333)
Real estate commercial	(260)	(600)
Real estate construction - commercial	(422)	-
Real estate residential	(178)	(407)
Consumer	(1,339)	(1,299)
Total loans charged off	(3,271)	(2,639)
Loan recoveries:
Commercial	159	318
Real estate commercial	20	5
Real estate residential	6	98
Consumer	349	408
Total loan recoveries	534	829
Net loans charged off	(2,737)	(1,810)
Allowance of business acquired	-	400
Balance as of September 30	$38,386	$35,348

Net loans charged off against the allowance for loan losses to average loans (annualized)	0.13%	0.09%

The following summarizes impaired loan information at the dates indicated:
	Balances			Valuation Reserve
	September 30, 2007	December 31, 2006	September 30, 2006	September 30, 2007	December 31, 2006	September 30, 2006
	(in thousands)
Impaired loans with valuation reserve	$16,351	$ 3,770	$7,883	$3,162	$912	$2,325
Impaired loans with no valuation reserve	20,258	16,063	12,433	-	-	-
Total impaired loans	$36,609	$19,833	$20,316	$3,162	$912	$2,325

Impaired loans on nonaccrual basis	$30,972	$16,367	$17,470	$2,924	$892	$2,325
Impaired loans on accrual basis	5,637	3,466	2,846	238	20	-
Total impaired loans	$36,609	$19,833	$20,316	$3,162	$912	$2,325

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2007

Note B:  Nonperforming Assets, Allowance For Loan Losses and Impaired Loans (continued)

The Corporation considers all nonaccrual commercial, real estate commercial and real estate construction-commercial loans to be impaired loans. In addition, the Corporation identified an additional $5.6 million, $3.5 million and $2.8 million of impaired commercial and real estate commercial loans that were in an accrual status at September 30, 2007, December 31, 2006 and September 30, 2006, respectively. Real estate residential and consumer loans are considered to be homogeneous and therefore are excluded from the analysis of impaired loans.

Note C:  Intangible Assets

The Corporation has recorded four types of intangible assets: goodwill, mortgage servicing rights (MSRs), core deposit intangible assets and non-compete covenants. Goodwill, core deposit intangible assets and non-compete covenants arose as the result of business combinations or other acquisitions. MSRs arose as a result of selling mortgage loans in the secondary market but retaining the right to service these loans and receive servicing income over the life of the loan. Amortization is recorded on the MSRs, core deposit intangible assets and non-compete covenants. Goodwill is not amortized but is evaluated at least annually for impairment. The annual impairment review for 2007 was performed as of September 30, 2007 and no impairment was indicated.

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 and 2006 are as follows:
	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Balance as of January 1	$70,129	$63,293
Adjustment due to the adoption of FIN 48	(221)	-
Goodwill acquired during period	-	8,076
Balance as of September 30	$69,908	$71,369

The following table shows the net carrying value of the Corporation's other intangible assets:
	September 30, 2007	December 31, 2006	September 30, 2006
	(In thousands)
Core deposits/non-compete covenants	$5,024	$6,379	$6,660
Mortgage servicing rights	2,300	2,398	2,533
Total other intangible assets	$7,324	$8,777	$9,193

There was no impairment valuation allowance recorded on MSRs as of September 30, 2007, December 31, 2006 or September 30, 2006. The Corporation was servicing $560.5 million, $551.8 million and $529.7 million of real estate residential loans as of September 30, 2007, December 31, 2006 and September 30, 2006, respectively.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2007

Note C: Intangible Assets (continued)

The following table sets forth the carrying amount and accumulated amortization of core deposit intangible assets and non-compete covenants that are amortizable and arose from business acquisitions:
	September 30, 2007			December 31, 2006			September 30, 2006
	Original Amount	Accumulated Amortization	Carrying Amount	Original Amount	Accumulated Amortization	Carrying Amount	Original Amount	Accumulated Amortization	Carrying Amount
				(In thousands)
Core deposits/ non- compete covenants	$18,032	$13,008	$5,024	$21,956	$15,577	$6,379	$22,349	$15,689	$6,660

The following table sets forth the amortization expense of other intangible assets:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Core deposits/non-compete covenants	$431	$473	$1,355	$1,510
Mortgage servicing rights	220	145	695	509
Total other intangible assets amortization	$651	$618	$2,050	$2,019

At September 30, 2007, the remaining amortization expense on other intangible assets (excluding MSR's) that existed as of that date has been estimated through 2012 and thereafter in the following table (in thousands):
2007	$ 431
2008	1,542
2009	718
2010	470
2011	406
2012 and thereafter	1,457
Total	$5,024

Note D:  Employee Benefit Plans

Share-Based Compensation Plans

The Corporation's Stock Incentive Plan of 1997 (1997 Plan), which was shareholder-approved, permitted the grant of options to purchase shares of common stock to its employees. As of September 30, 2007, there were no shares available for future grant under the 1997 Plan, by action of the board of directors in December 2006.

Effective January 17, 2006, as approved by the Corporation's shareholders at the 2006 annual meeting of shareholders held April 17, 2006, the Corporation established the Stock Incentive Plan of 2006 (2006 Plan). The 2006 Plan permits the grant and award of stock options, restricted stock and restricted stock units, stock awards, other stock-based and stock-related awards and stock appreciation rights (incentive awards). Subject to certain anti-dilution and other adjustments, the Plan authorized up to 1,000,000 shares of the Corporation's common stock available for issuance as incentive awards. No employee of the Corporation may receive any incentive award under the 2006 Plan while the employee is a member of the Compensation and Pension Committee. The 2006 Plan provides for accelerated vesting if there is a change in control as defined in the 2006 Plan. Option awards can be

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2007

Note D:  Employee Benefit Plans (continued)

granted with an exercise price equal to no less than the market price of the Corporation's stock at the date of grant and the Corporation expects option awards generally to vest from one to five years from the date of grant. Dividends are not paid on unexercised options. Key employees of the Corporation and its subsidiaries, as the Compensation and Pension Committee of the board of directors may select from time to time, are eligible to receive awards under the 2006 Plan. At September 30, 2007 there were 816,914 shares available for future issuance under the 2006 Plan.

The Corporation maintains share-based employee compensation plans, under which it periodically has granted stock options for a fixed number of shares with an exercise price equal to the market value of the shares on the date of grant. Prior to January 1, 2006, the Corporation accounted for these options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25), and related interpretations, as permitted by SFAS 123. No share-based employee compensation expense was recognized in the consolidated statement of income for years prior to 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Corporation adopted SFAS 123(R) using the modified-prospective transition method. Under that transition method, compensation expense recognized in the first nine months of 2007 and 2006 includes compensation expense for all share-based awards (stock options) granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.

The fair value of share-based awards is recognized as compensation expense on a straight-line basis over the requisite service period for awards granted after the adoption of SFAS 123(R). The requisite service period is the shorter of the vesting period or the period to normal retirement eligibility.

During the third quarter of 2007, the Corporation granted options to purchase 181,723 shares of stock to certain officers of the Company. The stock options have an exercise price equal to the market value of the common stock on the date of grant, vest ratably over a three- or five-year period and expire 10 years from the date of the grant. The Corporation uses the Black-Scholes option pricing model to measure compensation cost for stock options. The Company also estimates expected forfeitures over the vesting period.

The Corporation did not grant share-based compensation awards during the nine-month period ended September 30, 2006.

The Corporation recognized compensation expense related to stock options of $0.13 million for both the three and nine months ended September 30, 2007, compared to four thousand dollars and ten thousand dollars for the three and nine months ended September 30, 2006. Basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2007 and September 30, 2006 did not change as a result of the Corporation adopting SFAS 123(R). The Corporation reported basic and diluted earnings per share of $0.44 and $1.19 for the three and nine months ended September 30, 2007, and $0.46 and $1.42 for the three and nine months ended September 30, 2006.

SFAS 123(R) requires the cash flows realized from the tax benefits of exercised stock option awards that result from actual tax deductions in excess of the recorded tax benefits related to the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows. The tax benefits classified as financing cash flows of ten thousand dollars in the first nine months of 2007 and seventy-five thousand dollars in the first nine months of 2006 would have been classified as operating cash flows prior to the adoption of SFAS 123(R).

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2007

Note D:  Employee Benefit Plans (continued)

A summary of stock option activity during the nine months ended September 30, 2007 is presented below:
	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	641,494	$33.15
Granted	181,723	24.76
Exercised	(7,730)	26.62
Forfeited or expired	(16,530)	35.61
Outstanding at September 30, 2007	798,957	31.25	6.87	$20

Exercisable/vested at September 30, 2007	611,997	$33.21	6.02	$19

The aggregate intrinsic values of outstanding and exercisable options at September 30, 2007 were calculated based on the closing price of the Corporation's stock on September 30, 2007 of $24.25 per share less the exercise price of those shares. Outstanding and exercisable options with intrinsic values less than zero, or "out-of-the-money" options, were not included in the aggregate intrinsic value reported.

The fair values of stock options granted during the first nine months of 2007 were $7.28 per share for 174,305 options, $7.01 per share for 5,000 options and $7.35 per share for 2,418 options. A summary of the weighted-average assumptions used in the Black-Scholes option pricing model for grants of stock options during the first nine months of 2007 follows:
Expected dividend yield	3.50%
Risk-free interest rate	4.74% - 5.04%
Expected life (in years)	6.87
Expected volatility	34.40%
Forfeiture rate	15.00%

As of September 30, 2007, there was approximately $1.0 million of total unrecognized pre-tax compensation expense related to nonvested share-based compensation awards outstanding. The weighted-average period over which this amount will be recognized was 2.8 years.

Common shares issued upon exercise of stock options represent currently authorized but unissued shares. The following summarizes certain information regarding options exercised during the three- and nine-month periods ended September 30:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Intrinsic value	$5	$52	$29	$215
Cash proceeds received	-	31	30	523
Tax benefit realized	2	18	10	75

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2007

Note D:  Employee Benefit Plans (continued)

Pension and Other Postretirement Benefits

The components of net periodic benefit cost for the Corporation's qualified and nonqualified pension plans and nonqualified postretirement benefits plan are as follows:
	Defined Benefit Pension Plans		Postretirement Benefits Plan
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)

Service cost	$1,409	$2,875	$-	$-
Interest cost	3,364	3,465	196	203
Expected return on plan assets	(4,215)	(4,487)	-	-
Amortization of prior service benefit	(4)	(12)	(243)	(243)
Amortization of unrecognized net (gain) loss	(1)	325	21	42
Curtailment gain	-	(105)	-	-
Net periodic benefit cost	$553	$2,061	$(26)	$2

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

401(k) Savings Plan expense was $1.41 million and $0.72 million for the nine months ended September 30, 2007 and 2006, respectively.

For further information on the Corporation's pension and other postretirement benefits, refer to Note L to the consolidated financial statements included in the Corporation's 2006 Annual Report on Form 10-K.

Note E:  Financial Guarantees

In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer's creditworthiness. At September 30, 2007 and 2006, the Corporation had $45.2 million and $48.1 million, respectively, of outstanding financial and performance standby letters of credit which expire in five years or less. The majority of these standby letters of credit are collateralized. The amount of a potential liability arising from these standby letters of credit is considered immaterial to the financial statements as a whole.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

Critical Accounting Policies

The Corporation's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management has identified the determination of the allowance for loan losses, pension and other postretirement plan accounting, income and other taxes, capitalization and valuation of mortgage servicing rights and the evaluation of goodwill impairment to be the accounting areas that require the most subjective or complex judgments, and as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. The Corporation believes that these estimates and the related policies are important to the portrayal of the Corporation's financial condition and results of operations. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the board of directors. The Corporation's significant accounting policies are more fully described in Note A to the audited consolidated financial statements contained in the Corporation's 2006 Annual Report on Form 10-K and the more significant assumptions and estimates made by management are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Corporation's 2006 Annual Report on Form 10-K. There have been no material changes to those policies or the estimates made pursuant to those policies during the most recent quarter.

Summary

The Corporation's net income was $10.6 million in the third quarter of 2007, down 7.7% from net income of $11.5 million in the third quarter of 2006. Diluted earnings per share were $0.44 in the third quarter of 2007, down 4.3% from diluted earnings per share of $0.46 in the third quarter of 2006. The decreases in net income and earnings per share were primarily the result of an increase in the provision for loan losses.

Return on average assets in the third quarter of 2007 was 1.10%, compared to 1.20% in the third quarter of 2006 on an annualized basis. Return on average equity in the third quarter of 2007 was 8.4%, compared to 9.0% in the third quarter of 2006 on an annualized basis.

Total assets were $3.82 billion as of September 30, 2007, down $17.3 million, or 0.4%, from September 30, 2006, and up $33.5 million, or 0.9%, from total assets of $3.79 billion at December 31, 2006.

Total loans were $2.81 billion as of September 30, 2007, a decrease of $2.9 million, or 0.1%, from September 30, 2006, while an increase of $7.3 million, or 0.3%, from December 31, 2006. The slight decrease in total loans from September 30, 2006 was largely attributable to the sale of $14 million of loans in the fourth quarter of 2006 that were acquired in conjunction with the acquisition of two branch banking offices in 2006.

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

At September 30, 2007, shareholders' equity was 13.2% of total assets and $21.04 per outstanding share. Shareholders' equity of $503.9 million as of September 30, 2007 decreased $4.0 million, or 0.8%, from December 31, 2006. The decrease in shareholders' equity during the nine months ended September 30, 2007 was primarily attributable to retained net income that was more than offset by the repurchase of $22.3 million, or 885,300 shares, of the Corporation's common stock.

Balance Sheet Changes

Total Assets

Total assets were $3.82 billion as of September 30, 2007, an increase of $33.5 million, or 0.9%, from total assets of $3.79 billion as of December 31, 2006 and a decrease of $17.3 million, or 0.4%, from total assets of $3.84 billion as of September 30, 2006. The increase in total assets from December 31, 2006 was primarily attributable to higher investable assets (federal funds sold and investment securities) as a result of an increase in seasonal deposits. The decrease in total assets from September 30, 2006 was primarily attributable to the utilization of excess liquidity to reduce wholesale borrowings.

Interest-earning assets were $3.58 billion at September 30, 2007, an increase of $74.2 million, or 2.1%, from December 31, 2006. The increase in interest-earning assets between December 31, 2006 and September 30, 2007 was partially attributable to seasonal deposit growth that was invested primarily in federal funds sold.

Total Deposits

Total deposits were $2.97 billion as of September 30, 2007, an increase of $69.1 million, or 2.4%, from total deposits of $2.90 billion as of December 31, 2006, and an increase of $10.3 million, or 0.3%, from total deposits of $2.96 billion as of September 30, 2006. The increase in total deposits during the first nine months of 2007 was attributable to higher premium money market, retail time deposit and seasonal municipal customer account balances. The increase in total deposits during the twelve months ended September 30, 2007 was attributable to higher premium money market and retail time deposit account balances that were mostly offset by decreases in various transaction type account balances.

During the twelve months ended September 30, 2007, the Corporation experienced an unfavorable change in the mix of deposits as customers transferred deposit balances from lower yielding transaction and savings accounts to higher yielding premium money market savings and time deposit accounts. The Corporation began offering a premium interest rate money market savings account during the fourth quarter of 2006 to maintain large balance savings accounts and also to attract new customers. In addition, deposit declines in lower yielding consumer deposit accounts were replaced with increases in higher interest rate business and municipal deposit accounts. The combination of the rising interest rate environment throughout 2006 and the change in the mix of the deposit portfolio resulted in the average cost of the deposit portfolio increasing to 3.46% in the third quarter of 2007 from 3.09% in the third quarter of 2006.

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

Total loans at September 30, 2007 were $2.81 billion, up $7.3 million, or 0.3%, from total loans at December 31, 2006, and down $2.9 million, or 0.1%, from total loans at September 30, 2006. The Corporation has experienced a reduction in customer loan demand from year-end that is believed by management to be due to the less than favorable economic climate within Michigan. The result of the weakness of the economy within Michigan has adversely impacted both new capital investments by businesses within the Corporation's markets and new residential housing construction. Accordingly, loans are up in 2007 only minimally from year-end. The slight decrease in total loans from September 30, 2006 was primarily attributable to the sale of $14 million in loans during the fourth quarter of 2006 that were acquired in conjunction with the acquisition of two branch banking offices in August 2006.

Commercial loans decreased $11.1 million, or 2.0%, from December 31, 2006 to $534.5 million as of September 30, 2007. Commercial loans represented 19.0% of the Corporation's loan portfolio as of September 30, 2007 and 19.4% as of December 31, 2006.

Real estate commercial loans increased $9.9 million, or 1.4%, from December 31, 2006 to $736.4 million as of September 30, 2007. Real estate commercial loans represented 26.2% of the Corporation's loan portfolio as of September 30, 2007 and 25.9% as of December 31, 2006.

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

Real estate construction loans decreased $7.7 million, or 5.3%, from December 31, 2006 to $138.2 million as of September 30, 2007. Real estate construction loans represented 4.9% and 5.2% of the Corporation's loan portfolio as of September 30, 2007 and December 31, 2006, respectively. Construction lending is generally considered to involve a higher degree of risk than commercial, real estate commercial and one- to four-family residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser of the property if it will not be owner-occupied. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market areas, using conservative underwriting guidelines and monitoring the construction process.

Real estate residential loans increased $5.4 million, or 0.7%, from December 31, 2006 to $840.7 million as of September 30, 2007. Residential real estate loans represented 29.9% of the Corporation's loan portfolio as of September 30, 2007 and 29.8% as of December 31, 2006. The Corporation's real estate residential loans primarily consist of one- to four-family residential loans with original terms of fifteen years or less. The loan-to-value ratio at time of origination is generally 80% or less. Loans originated with more than an 80% loan-to-value ratio generally require private mortgage insurance. During the first nine months of 2007, the Corporation kept the majority of real estate residential loans originated with fixed interest rate terms of up to fifteen years in its own loan portfolio, rather than selling them in the secondary mortgage market. The Corporation sold the majority of residential loans with fixed rate terms fifteen years and greater in the secondary mortgage market.

Consumer loans increased $10.8 million, or 2.0%, from December 31, 2006 to $565.1 million as of September 30, 2007. Consumer loans represented 20.0% of the Corporation's loan portfolio as of September 30, 2007 and 19.7% as of December 31, 2006.

Consumer loans are made for personal purchases such as new and used automobiles and recreational vehicles. Consumer loans generally have shorter terms than real estate residential loans but generally involve more credit risk than one- to four-family residential lending because of the type and nature of the collateral. Collateral values, particularly those of automobiles, are negatively impacted by many factors, such as new car promotions, vehicle condition and economic conditions. Consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be negatively affected by adverse personal situations.

Weaker economic conditions in Michigan have resulted in higher business and consumer delinquencies and bankruptcies that have consequently increased the risk profile of all loans and also resulted in higher losses on the disposition of collateral.

Loans held for sale at September 30, 2007 were $7.7 million, an increase of $2.0 million, or 36.0%, compared with December 31, 2006 and a decrease of $21.9 million, or 73.9%, compared with September 30, 2006. The decrease in loans held for sale between September 30, 2007 and September 30, 2006 was primarily attributable to the sale of $14 million in loans during the fourth quarter of 2006 that were acquired in conjunction with the acquisition of two branch banking offices in August 2006.

Asset Quality

Nonperforming Assets

Nonperforming assets consist of loans for which the accrual of interest has been discontinued, loans which are past due as to principal or interest by ninety days or more and are still accruing interest and assets obtained through foreclosures and repossessions. The Corporation transfers a loan that is ninety days or more past due to nonaccrual status, unless it believes the loan is both well secured and in the process of collection. Accordingly, the Corporation has determined that the collection of accrued and unpaid interest on any loan that is ninety days or more past due and still accruing interest is probable. Nonperforming assets were $62.8 million as of September 30, 2007, compared to $35.8 million as of December 31, 2006, and represented 1.6% and 0.9% of total assets, respectively. It is management's opinion that the increase in nonperforming assets is, in part, attributable to the recessionary type economic climate within Michigan. The increase in the Corporation's nonperforming assets is not concentrated in any one industry or any one geographical area within Michigan. The Corporation's lending market areas do not include the southeastern portion of Michigan and at September 30, 2007, the Corporation did not have any nonperforming assets in that portion of the state. In addition, the sizes of the loan transactions are generally relatively small, which further decreases the risk of loss due to the lack of loan concentration. While it has been well publicized nationwide over the last six months that appraisal values of residential real estate have generally declined, the Corporation has also experienced some modest declines in commercial real estate appraisals due to the weakness in the economy in Michigan. It is management's assessment as of September 30, 2007, for both commercial and residential real estate loans, that the discounted loan to value ratios within the Corporation's lending market areas are generally still within an acceptable underwriting range. Based on the declines in both commercial and residential real estate values, management continues to discount appraised values to compute estimated fair market values of real estate securing loans. Accordingly, due primarily to declines in real estate values, the Corporation increased its specific impairment reserves on impaired loans $1.3 million in the third quarter of 2007.

The tables below provide a summary of nonperforming assets and the composition of nonperforming loans, by major loan category, as of September 30, 2007, June 30, 2007 and December 31, 2006.

Nonperforming Assets
	September 30, 2007	June 30, 2007	December 31, 2006
		(in thousands)
Nonaccrual loans	$40,341	$36,119	$20,239
Accruing loans contractually past due 90 days or more as to interest or principal payments	13,282	11,704	6,671
Total Nonperforming Loans	53,623	47,823	26,910
Repossessed assets	9,164	9,177	8,852
Total Nonperforming Assets	$62,787	$57,000	$35,762

Composition of Nonperforming Loans
	September 30, 2007	June 30, 2007	December 31, 2006
		(in thousands)
Commercial	$ 8,602	$ 7,374	$ 5,896
Real estate commercial	30,680	30,091	14,570
Real estate residential	11,162	7,319	4,045
Consumer	3,179	3,039	2,399
Total Nonperforming Loans	$53,623	$47,823	$26,910

Nonperforming loans at September 30, 2007 were $53.6 million, up $5.8 million, or 12.1%, compared to $47.8 million at June 30, 2007, and up $26.7 million, or 99.3%, compared to $26.9 million at December 31, 2006. The increase in nonperforming loans from June 30, 2007 was largely attributable to the real estate residential loan category, while the increase from December 31, 2006 was attributable to significant percentage increases in all loan categories.

At September 30, 2007, the composition of nonperforming loans consisted of commercial loans of $8.6 million, real estate commercial loans of $30.7 million, real estate residential loans of $11.1 million and consumer loans of $3.2 million. This composition represented 16%, 57%, 21% and 6% of total nonperforming loans at September 30, 2007, respectively.

Nonperforming commercial loans of $8.6 million at September 30, 2007, were up from $7.4 million at June 30, 2007 and $5.9 million at December 31, 2006. At September 30, 2007, the Corporation had one nonperforming commercial loan over $1 million, with the customer's commercial loan relationship totaling $1.8 million. The customer is a manufacturer of auto parts. The customer is liquidating the business to satisfy the indebtedness. At September 30, 2007, the Corporation assessed the fair market value of the underlying collateral of this borrower's loan relationship and it was in excess of the principal balance of the loan.

The Corporation's real estate commercial loan portfolio is comprised of four commercial real estate loan segments; commercial real estate, construction, land development and vacant land. The following definitions are provided to clarify the types of loans included in each of the commercial real estate loan segments. Commercial real estate loans are secured by real estate occupied by the owner for ongoing operations and by non-owner occupied real estate leased to one or more tenants. Construction loans are secured by commercial, retail and residential real estate in the construction phase with the intent to be sold or become an income producing property. Land development loans are secured by land being actively developed in terms of infrastructure improvements to create finished marketable lots for commercial or residential construction. Vacant land loans are secured by undeveloped land which has been acquired for future development. The following discussion of the Corporation's nonperforming real estate commercial loans has been segregated into the four commercial real estate loan segments, discussed above, to provide more detail on the type of risk associated with these loans.

Nonperforming real estate commercial loans totaling $30.7 million at September 30, 2007 were comprised of $21.4 million of commercial real estate loans, $5.5 million of construction loans, $1.8 million of land development loans and $2.0 million of vacant land loans. At September 30, 2007, $8.7 million of the nonperforming real estate commercial loans were in various stages of foreclosure with four borrowers. The economy in Michigan has adversely impacted housing demand throughout Michigan and, accordingly, the Corporation has experienced an increase in the number of its residential real estate and land development borrowers with cash flow difficulties associated with a significant decline in sales of residential real estate.

The Corporation's $21.4 million of nonperforming commercial real estate loans at September 30, 2007 were comprised of sixty borrowers with loan relationships from $5,000 to $2.3 million, with six borrowers having loan relationships exceeding $1 million. A description of these six loan relationships follows. Two loans in the amounts of $1.3 million and $1.1 million are secured by the same non-owner occupied real estate, with foreclosure proceedings commenced. A loan in the amount of $1.6 million is secured by a hotel and foreclosure proceedings have also begun on this loan. A loan in the amount of $1.6 million is secured by a restaurant. This loan was partially charged off in 2006 in the amount of $1.1 million. The loan is in forbearance with scheduled monthly payments and the restaurant is for sale. At September 30, 2007, the Corporation assessed the fair market value of the underlying collateral of these three borrowers' loan relationships and they were in excess of the principal balances of the loans. A loan in the amount of $1.9 million is secured by an automobile dealership and is also secured with a seventy-five percent guarantee by a federal governmental agency. A $0.25 million impairment reserve (specific allocation of the allowance for loan losses) was established on this loan in the third quarter of 2007 attributable to the unguaranteed portion of the loan. A loan in the amount of $1.6 million is secured by a hotel. A $0.15 million impairment reserve was established on this loan during the third quarter of 2007. A loan in the amount of $1.3 million is secured by a sixty-unit apartment complex and became nonperforming during the third quarter of 2007. A $0.2 million impairment reserve was established during the third quarter of 2007 on this loan.

The Corporation's $5.5 million of nonperforming construction loans at September 30, 2007 were comprised of nine borrowers with loan relationships between $0.2 million and $1.2 million, with two borrowers having loan relationships exceeding $1 million. One borrower has loans with a principal balance totaling $1.2 million that are secured by two residential condominium projects with eleven total units, with construction complete on three of the units and offered for sale by the borrower. This loan was partially charged-off in the amount of $0.4 million in 2006. A $0.13 million impairment reserve was established on this loan, partly in the third quarter of 2007. Judicial foreclosure proceedings have commenced on this loan. The second borrower has a loan balance of $1.2 million that is secured by the fifth phase of an eight unit condominium project, with construction complete on two units, four units partially complete and two vacant lots. The fifth phase is part of a 100-unit condominium project, with the first four phases completely sold. The Corporation established a $0.15 million impairment reserve on this loan in each of the second and third quarters of 2007.

The Corporation's nonperforming land development loans were $1.8 million and nonperforming vacant land loans were $2.0 million at September 30, 2007. These loans represented amounts due largely from one customer. This customer loan relationship totaled $3.0 million and was secured by multiple parcels of vacant land, zoned both commercial and residential, and forty-three residential lots. Foreclosure proceedings have begun with this borrower. The Corporation determined that the fair value of the underlying collateral exceeded the principal balance of this loan relationship at September 30, 2007.

Nonperforming real estate residential loans were $11.1 million at September 30, 2007, an increase of $3.8 million, or 52.5%, from June 30, 2007 and an increase of $7.1 million, or 175.9%, from December 31, 2006. Nonperforming residential real estate loans represented 20.8% of nonperforming loans at September 30, 2007, compared to 15.3% at June 30, 2007 and 15.0% at December 31, 2006. The increase in nonperforming residential real estate loans was primarily due to a rise in delinquencies, bankruptcies and foreclosures reflective of weak economic conditions in Michigan.

Nonperforming consumer loans were $3.2 million at September 30, 2007, compared to $3.0 million at June 30, 2007 and $2.4 million at December 31, 2006. The increase in nonperforming consumer loans during the third quarter of 2007 was reflective of the weak economic conditions within Michigan.

Repossessed assets is a component of nonperforming assets and includes primarily real property acquired through foreclosure or by acceptance of a deed in lieu of foreclosure ("other real estate") and also personal property held for sale, mostly vehicles. Repossessed assets totaled $9.16 million at September 30, 2007, compared to $9.18 million at June 30, 2007 and $8.85 million at December 31, 2006. Other real estate, both residential and commercial properties, represented $9.0 million of repossessed assets at both September 30, 2007 and June 30, 2007, compared to $8.54 million of repossessed assets at December 31, 2006. At September 30, 2007, commercial real estate represented $5.11 million, or 57.0%, of other real estate and residential real estate represented $3.85 million, or 43.0%, of other real estate. A significant portion (41%) of other real estate at September 30, 2007 was represented by two commercial real estate properties totaling $3.73 million. One of these properties with a book value of $1.24 million was sold on a land contract, although the purchaser's down-payment was not sufficient to account for the transaction as a sale in accordance with generally accepted accounting principles. Payments on the land contract are reducing the book value balance, with scheduled payments current as of September 30, 2007. The second property with a book value of $2.49 million is a high rise mixed use condominium property with eleven residential units and six retail business condominium units offered for sale. The Corporation obtained an updated appraisal of the condominium property during the first quarter of 2007 which included a time to sale of approximately thirty months. In addition, the Corporation held twelve other commercial real estate properties for sale at September 30, 2007, totaling $1.38 million, with book values of $22,000 to $0.35 million. The residential real estate component of other real estate of $3.85 million at September 30, 2007 was comprised of twenty-six properties with four properties having an individual book value greater than $0.25 million.

Impaired Loans

A loan is considered impaired when management determines it is probable that all of the principal and interest due will not be collected according to the contractual terms of the loan agreement. In most instances, the impairment is measured based on the fair market value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. A portion of the allowance for loan losses may be specifically allocated to impaired loans. The Corporation has determined that all of its nonaccrual commercial, real estate commercial and real estate commercial-construction loans meet the definition of an impaired loan. In addition, the Corporation identified $5.6 million of commercial and real estate commercial loans that were in an accrual status that were also impaired loans at September 30, 2007.

Impaired loans totaled $36.6 million at September 30, 2007, $34.4 million at June 30, 2007 and $19.8 million at December 31, 2006. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that at September 30, 2007, June 30, 2007 and December 31, 2006, $16.4 million, $9.0 million, and $3.8 million, respectively, of the impaired loans required a specific allocation of the allowance for loan losses. The allowance for loan losses allocated to these impaired loans was $3.16 million at September 30, 2007, compared to $1.82 million at June 30, 2007 and $0.91 million at December 31, 2006. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from the estimates used on these loans.

The weakened economy in Michigan has resulted in higher loan delinquencies, customer bankruptcies and real estate foreclosures. Based on current economic conditions in Michigan, management expects real estate foreclosures to remain at higher than historical averages. It is also management's opinion that the loan portfolio is generally well secured.

Liquidity and Debt Capacity

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demands and deposit withdrawals and to capitalize on opportunities for business expansion. The bank subsidiary's primary liquidity sources consist of federal funds sold, interest-bearing deposits with unaffiliated banks, investment securities classified as available for sale and investment securities classified as held to maturity maturing within ninety days. These sources are supplemented by new deposits, loan payments by customers and additional Federal Home Loan Bank (FHLB) and other borrowings.

The Corporation's total loan to deposit ratio as of September 30, 2007 and December 31, 2006 was 94.9% and 96.9%, respectively.

FHLB advances - short-term are borrowings from the FHLB that have original maturities of one year or less. There were no FHLB advances - short-term as of September 30, 2007, compared to $30.0 million as of December 31, 2006. FHLB advances - long-term are borrowings from the FHLB that have original maturities of greater than one year. FHLB advances - long-term totaled $125.0 million as of September 30, 2007, compared to $145.1 as of December 31, 2006. At September 30, 2007, the Corporation's additional borrowing availability through the FHLB, based on the amount of FHLB stock owned by the Corporation, and subject to the FHLB's credit requirements and policies, was $199 million. FHLB advances, both short-term and long-term combined, are collateralized by a blanket lien on qualified one- to four-family residential mortgage loans with an aggregate book value equal to at least 145% of the advances. At September 30, 2007, the carrying value of these type loans was $799 million.

The scheduled principal maturities on FHLB advances - long-term outstanding at September 30, 2007 were as follows (in thousands):
2007	$-
2008	65,024
2009	20,025
2010	40,000
Total	$125,049

The Corporation has various commitments that may impact liquidity. The following table summarizes the Corporation's commitments and expected expiration dates by period at September 30, 2007.

	September 30, 2007
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit	$259,362	$72,884	$28,529	$42,213	$402,988
Undisbursed loans	103,386	-	-	-	103,386
Standby letters of credit	36,756	7,062	1,341	10	45,169
Total commitments	$399,504	$79,946	$29,870	$42,223	$551,543

Since the majority of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.

Capital Resources

As of September 30, 2007, shareholders' equity was $503.9 million, compared to $507.9 million as of December 31, 2006, resulting in a decrease of $4.0 million, or 0.8%, during the first nine months of 2007. The decrease in shareholders' equity was attributable to the repurchase of 885,300 shares of stock during this time period at a total cost of $22.3 million. Shareholders' equity as a percentage of total assets was 13.2% as of September 30, 2007 and 13.4% as of December 31, 2006.

The following table represents the Corporation's and Chemical Bank's regulatory capital ratios as of September 30, 2007:
	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Chemical Financial Corporation - actual ratio	11.6%	15.8%	17.1%
Regulatory minimum ratio	4.0	4.0	8.0
Ratio considered "well capitalized" by regulatory agencies	5.0	6.0	10.0

Chemical Bank - actual ratio	11.3%	15.4%	16.6%
Regulatory minimum ratio	4.0	4.0	8.0
Ratio considered "well capitalized" by regulatory agencies	5.0	6.0	10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at September 30, 2007 exceed the regulatory agencies ratios to be considered "well capitalized" partially due to the Corporation holding $725 million in assets, primarily investment securities, which are assigned a 20% risk rating and $1 billion in residential real estate loans and other assets which are assigned a 50% risk rating. These two risk ratings (20% and 50%) represented 43% of the Corporation's total risk-based assets (including off-balance sheet items) at September 30, 2007. Chemical Bank's Tier 1 and Total capital ratios are similar to the Corporation's at September 30, 2007, as the bank's level of assets and their allocation among the various risk weights are similar to the Corporation's.

Results of Operations

Net Interest Income

Interest income is the total amount earned on funds invested in loans, investment and other securities, interest-bearing deposits with unaffiliated banks and federal funds sold. Interest expense is the amount of interest paid on interest-bearing checking and savings accounts, time deposits, short-term borrowings and FHLB advances. Net interest income, on a fully taxable equivalent (FTE) basis, is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt commercial loans and investment securities. Net interest margin is calculated by dividing net interest income (FTE) by average interest-earning assets, annualized as applicable.

The presentation of net interest income on a FTE basis is not in accordance with GAAP, but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $0.56 million and $0.46 million for the third quarters of 2007 and 2006, respectively. These adjustments were computed using a 35% federal income tax rate.

Net interest income is the primary source of the Corporation's earnings and thus is critical in evaluating the results of operations. Changes in the Corporation's net interest income are influenced by a variety of factors, including changes in the levels of interest-earning assets and interest-bearing liabilities, changes in the mix of interest-earning assets and interest-bearing liabilities, the income or yield earned on interest-earning assets, the expense or interest rate paid on interest-bearing liabilities, the manner by which such interest-earning assets are funded (and the related cost of funding) and variations in interest sensitivity between interest-earning assets and interest-bearing liabilities. Certain macro-economic factors also influence net interest income, such as the level and direction of interest rates, the difference between short-term and long-term interest rates (the slope of the yield curve) and the general strength of the economies in the Corporation's markets. Risk management plays an important role in the Corporation's level of net interest income.

The Corporation's net interest income (FTE) in the third quarter of 2007 was $33.0 million, a $0.16 million, or a 0.5%, decrease from net interest income (FTE) of $33.2 million recorded in the third quarter of 2006, and approximately the same as in the second quarter of 2007. The decrease in net interest income (FTE) was attributable to continued changes in the mix of interest-bearing liabilities from lower-cost transaction and savings deposits to higher-cost money market savings, time and municipal customer deposits and the impact of higher nonaccrual loans, that were partially offset by the effect of slightly higher average interest-earning assets.

Net interest margin was 3.68% on a tax equivalent basis in the third quarter of 2007, compared to 3.74% in the third quarter of 2006, and was just slightly lower than 3.70% in the second quarter of 2007. The decrease in net interest margin during the third quarter of 2007, compared to the same time period in 2006, was primarily attributable to the increase in the average yield on interest-earning assets not keeping pace with the increase in the average cost of interest-bearing liabilities. The average yield on interest-earning assets increased 12 basis points to 6.42% on a tax equivalent basis in the third quarter of 2007, compared to the third quarter of 2006. The average cost of interest-bearing liabilities increased 24 basis points to 3.57% on a tax equivalent basis in the third quarter of 2007, compared to the third quarter of 2006. The increase in the cost of interest-bearing liabilities was largely attributable to the migration of customer funds from lower-yielding transaction and savings deposit products into higher yielding money market savings and time deposits, as well as due to the overall increase in market interest rates during 2006. The yield on the Corporation's loan portfolio has increased only moderately even though market interest rates rose significantly during 2006 due to the loan portfolio being comprised predominately of fixed interest rate loans or loans with interest rates fixed for at least five years and due to an increase in nonaccrual loans. In addition, the competition for loan volume remained high in the Corporation's local markets, resulting in heightened pricing competition for new loan originations. The decrease in the federal funds rate of 50 basis points during the third quarter of 2007 had a slightly positive impact on net interest income during the quarter.

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

Average Balances, Tax Equivalent Interest, and Effective Yields and Rates*
	Three Months Ended September 30,
	2007			2006
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$2,813,746	$48,583	6.87%	$2,807,848	$47,983	6.79%
Taxable investment securities	550,351	6,299	4.58	581,995	6,006	4.13
Tax-exempt investment securities	62,906	1,014	6.45	60,641	978	6.45
Other securities	22,135	182	3.26	23,668	178	2.98
Federal funds sold	111,927	1,433	5.08	57,555	785	5.34
Interest-bearing deposits with unaffiliated banks	15,602	209	5.31	5,884	83	5.60
Total interest-earning assets	3,576,667	57,720	6.42	3,537,591	56,013	6.30
Less: Allowance for loan losses	36,886			34,137
Other Assets:
Cash and cash due from banks	98,511			104,166
Premises and equipment	48,152			46,007
Interest receivable and other assets	126,210			132,344
Total Assets	$3,812,654			$3,785,971

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$ 513,852	3,152	2.43	$ 529,154	3,305	2.48
Savings deposits	767,845	4,887	2.53	699,692	3,157	1.79
Time deposits	1,132,199	12,998	4.55	1,083,994	11,554	4.23
Securities sold under agreements to repurchase	200,236	1,957	3.88	167,491	1,665	3.94
Federal Home Loan Bank advances - short-term	-	-	-	95,325	1,282	5.34
Federal Home Loan Bank advances - long-term	126,680	1,690	5.29	142,246	1,854	5.17
Total interest-bearing liabilities	2,740,812	24,684	3.57	2,717,902	22,817	3.33
Noninterest-bearing deposits	543,511			533,763
Total deposits and borrowed funds	3,284,323			3,251,665
Interest payable and other liabilities	28,978			26,238
Shareholders' equity	499,353			508,068
Total Liabilities and Shareholders' Equity	$3,812,654			$3,785,971
Net Interest Spread (FTE)			2.85%			2.97%
Net Interest Income (FTE)		$33,036			$33,196
Net Interest Margin (FTE)			3.68%			3.74%

*Taxable equivalent basis using a federal income tax rate of 35%.

Average Balances, Tax Equivalent Interest, and Effective Yields and Rates*
	Nine Months Ended September 30,
	2007			2006
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans	$2,803,141	$144,565	6.89%	$2,745,405	$137,446	6.66%
Taxable investment securities	554,519	18,667	4.49	608,854	18,524	4.06
Tax-exempt investment securities	61,519	2,976	6.45	58,036	2,807	6.45
Other securities	22,133	755	4.56	25,004	867	4.64
Federal funds sold	115,669	4,495	5.20	65,110	2,357	4.77
Interest-bearing deposits with unaffiliated banks	8,786	383	5.83	15,619	557	4.77
Total interest-earning assets	3,565,767	171,841	6.44	3,518,028	162,558	6.15
Less: Allowance for loan losses	35,569			34,369
Other Assets:
Cash and cash due from banks	93,315			100,772
Premises and equipment	49,064			45,309
Interest receivable and other assets	127,093			128,181
Total Assets	$3,799,670			$3,757,921

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$ 523,666	10,013	2.56	$ 545,717	9,385	2.30
Savings deposits	741,869	13,425	2.42	725,656	8,925	1.64
Time deposits	1,139,235	38,852	4.56	1,049,984	31,276	3.98
Securities sold under agreements to repurchase	177,919	5,263	3.95	147,382	3,929	3.56
Reverse repurchase agreements - short-term	-	-	-	5,495	154	3.75
Federal Home Loan Bank advances - short-term	11,795	468	5.30	59,487	2,301	5.17
Federal Home Loan Bank advances - long-term	138,229	5,480	5.30	156,990	5,707	4.86
Total interest-bearing liabilities	2,732,713	73,501	3.60	2,690,711	61,677	3.06
Noninterest-bearing deposits	531,696			531,687
Total deposits and borrowed funds	3,264,409			3,222,398
Interest payable and other liabilities	28,115			27,350
Shareholders' equity	507,146			508,173
Total Liabilities and Shareholders' Equity	$3,799,670			$3,757,921
Net Interest Spread (FTE)			2.84%			3.09%
Net Interest Income (FTE)		$98,340			$100,881
Net Interest Margin (FTE)			3.68%			3.81%

*Taxable equivalent basis using a federal income tax rate of 35%.

Volume and Rate Variance Analysis (1)
	Three Months Ended September 30, 2007 compared to 2006
	Increase (Decrease) Due to Changes in
	Average Volume(2)	Average Yield/Rate(2)	Combined Increase/ (Decrease)
	(In thousands)
Changes in Interest Income:
Loans	$ (13)	$ 613	$ 600
Taxable investment securities	(351)	644	293
Tax-exempt investment securities	37	(1)	36
Other securities	(12)	16	4
Federal funds sold	688	(40)	648
Interest-bearing deposits with unaffiliated banks	130	(4)	126
Total change in interest income	479	1,228	1,707

Changes in Interest Expense:
Interest-bearing demand deposits	79	(232)	(153)
Savings deposits	1,746	(16)	1,730
Time deposits	316	1,128	1,444
Securities sold under agreements to repurchase	320	(28)	292
Federal Home Loan Bank advances - short-term	(1,282)	-	(1,282)
Federal Home Loan Bank advances - long-term	(207)	43	(164)
Total change in interest expense	972	895	1,867
Total (Decrease) Increase in Net Interest Income (FTE)	$ (493)	$ 333	$ (160)

(1)	Taxable equivalent basis using a federal income tax rate of 35%.
(2)

The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Volume and Rate Variance Analysis (1)
	Nine Months Ended September 30, 2007 compared to 2006
	Increase (Decrease) Due to Changes in
	Average Volume(2)	Average Yield/Rate(2)	Combined Increase/ (Decrease)
	(In thousands)
Changes in Interest Income:
Loans	$ 2,748	$ 4,371	$ 7,119
Taxable investment securities	(1,734)	1,877	143
Tax-exempt investment securities	169	-	169
Other securities	(97)	(15)	(112)
Federal funds sold	1,918	220	2,138
Interest-bearing deposits with unaffiliated banks	(280)	106	(174)
Total change in interest income	2,724	6,559	9,283

Changes in Interest Expense:
Interest-bearing demand deposits	114	514	628
Savings deposits	3,658	842	4,500
Time deposits	2,440	5,136	7,576
Securities sold under agreements to repurchase	876	458	1,334
Reverse repurchase agreements - short-term	(154)	-	(154)
Federal Home Loan Bank advances - short-term	(1,889)	56	(1,833)
Federal Home Loan Bank advances - long-term	(717)	490	(227)
Total change in interest expense	4,328	7,496	11,824
Total Decrease in Net Interest Income (FTE)	$(1,604)	$ (937)	$(2,541)

(1)	Taxable equivalent basis using a federal income tax rate of 35%.
(2)

The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision and Allowance for Loan Losses

The provision for loan losses (provision) is an increase to the allowance for loan losses (allowance) to provide for probable losses inherent in the loan portfolio. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the remainder of the loan portfolio but that have not been specifically identified. The allowance is comprised of specific allowances (assessed for loans that have known credit weaknesses), pooled allowances based on assigned risk ratings and historical loan loss experience for each loan type, and an unallocated allowance for imprecision in the subjective nature of the specific and pooled allowance methodology. Management evaluates the allowance on a quarterly basis to ensure the level is adequate to absorb probable losses inherent in the loan portfolio. This evaluation process is inherently subjective as it requires estimates that may be susceptible to significant change and has the potential to affect net income materially. The Corporation's methodology for measuring the adequacy of the allowance includes several key elements, which includes a review of the loan portfolio, both individually and by category, and includes consideration of changes in the mix and volume of the loan portfolio, actual loan loss experience, review of collateral values, the financial condition of the borrowers, industry and geographical exposures within the portfolio, economic conditions and employment levels of the Corporation's local markets and other factors affecting business sectors. Management believes that the allowance for loan losses is currently maintained at the appropriate level, considering the inherent risk in the loan portfolio. Future adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies or the level of loan losses incurred.

The provision for loan losses was $2.9 million in the third quarter of 2007, compared to $2.5 million in the second quarter of 2007 and $1.75 million in the third quarter of 2006. Net loan charge-offs were $0.8 million in the third quarter of 2007, compared to $1.3 million in the second quarter of 2007 and $0.4 million in the third quarter of 2006. Net loan losses in the third quarter of 2007 were 0.11% of average loans (annualized), compared to net loan losses of 0.18% of average loans (annualized) in the second quarter of 2007. Net loan charge-offs (annualized) as a percentage of average total loans were 0.13% during the nine months ended September 30, 2007, compared to 0.09% during the same time period in 2006. The increase in the provision for loan losses, in the third quarter of 2007 over both the second quarter of 2007 and the third quarter of 2006, was primarily driven by an increase in nonperforming loans, an increase in loan delinquencies, an increase in the overall average risk grade of the commercial and real estate-commercial loan portfolios and an increase in the impairment reserve (specific allocation of the allowance) on impaired loans.

The level of the provision for loan losses each quarter reflects management's assessment of the allowance for loan losses. During the third quarter of 2007, the provision for loan losses of $2.9 million exceeded net loan charge-offs by $2.1 million. The excess was reflective of credit deterioration in the third quarter of 2007. Nonperforming loans increased $5.8 million, or 12.1%, in the third quarter of 2007 to $53.6 million, or 1.90% of total loans at September 30, 2007. The increase in nonperforming loans in the third quarter of 2007 occurred primarily in the real estate residential loan category. During the third quarter of 2007, the Corporation's total impairment reserve increased $1.3 million to $3.2 million at September 30, 2007, which represented $1.3 million of the excess of the provision for loan losses over net loan charge-offs during the quarter. In addition to the increase in the impairment reserve, based on the Corporation's defined methodology of assessing the adequacy of the allowance, including the upward trends over the last three quarters in nonperforming loans, as well as loan delinquencies and average risk of the graded portion of the loan portfolio and the downward trend in the economy in Michigan, management determined a further increase in the provision for loan losses of $0.8 million was required in the third quarter of 2007. At September 30, 2007, the Corporation, after individually reviewing its impaired loans, determined that $20.4 million of nonperforming commercial and commercial real estate-based loans as of that date were deemed to have sufficient collateral values so as not to require a specific allocation of the allowance for loan losses to these loans.

Economic conditions in the Corporation's markets, all within Michigan, were generally less favorable than those nationwide during the nine-month period ended September 30, 2007. Forward-looking indicators suggest these economic conditions will continue for the remainder of 2007 and into 2008.

At September 30, 2007, the allowance was $38.4 million, compared to $36.3 million at June 30, 2007, $34.1 million at December 31, 2006 and $35.3 million at September 30, 2006. The allowance as a percentage of total period-end loans was 1.36% at September 30, 2007, compared to 1.30% at June 30, 2007, 1.21% at December 31, 2006 and 1.25% at September 30, 2006.

Noninterest Income

The following includes the major components of noninterest income during the three and nine months ended September 30, 2007 and 2006.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Service charges on deposit accounts	$ 5,039	$5,308	$15,243	$15,761
Trust and investment services revenue	2,034	1,745	6,221	5,844
Other fees for customer services	693	722	2,165	2,178
ATM and network user fees	757	707	2,235	2,062
Investment fees	743	706	2,198	1,878
Insurance commissions	200	173	613	577
Mortgage banking revenue	577	476	1,647	1,389
Investment securities gains	-	-	4	-
Gains on sales of branch bank properties	-	-	905	-
Gain on insurance settlement	957	-	957	-
Other	57	59	268	557
Total Noninterest Income	$11,057	$9,896	$32,456	$30,246

Noninterest income of $11.1 million in the third quarter of 2007 increased $1.2 million, or 11.7%, compared to the third quarter of 2006. The increase was primarily attributable to a $1.0 million nonrecurring gain from an insurance settlement due to smoke and water damage to a branch building from a fire in an adjacent structure on February 13, 2007. The Corporation experienced increases in trust and investment services revenue of $0.3 million, or 16.6%, and mortgage banking revenue of $0.1 million, or 21.2%, compared to the third quarter of 2006. The increases in the third quarter of 2007 were partially offset by a decrease of $0.3 million, or 5.1%, in service charges on deposit accounts compared to the third quarter of 2006.

Noninterest income of $32.5 million during the nine months ended September 30, 2007 was up $2.2 million, or 7.3%, over the comparable period in 2006. This increase was mostly attributable to the gains on sales of branch bank properties and the gain on the insurance settlement, both of which are nonrecurring type revenue sources.

Operating Expenses

The following includes the major components of operating expenses during the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Salaries and wages	$11,819	$11,295	$36,695	$33,801
Employee benefits	2,644	2,689	8,280	8,785
Occupancy	2,361	2,270	7,721	7,289
Equipment	2,228	2,169	6,913	6,702
Postage and courier	669	635	2,073	1,980
Supplies	320	418	1,132	923
Professional fees	856	717	3,804	2,558
Outside processing / service fees	924	317	1,997	1,362
Michigan single business tax	401	457	1,208	1,474
Advertising and marketing	343	332	1,479	1,056
Intangible asset amortization	431	473	1,355	1,510
Telephone	419	461	1,379	1,456
Other real estate and repossessed asset expenses	468	616	1,563	1,500
Other	1,287	1,347	3,550	3,997
Total Operating Expenses	$25,170	$24,196	$79,149	$74,393

Total operating expenses of $25.2 million in the third quarter of 2007 were $1.0 million, or 4.0%, higher than the third quarter of 2006. Total operating expenses for the nine months ended September 30, 2007 were $79.1 million, up $4.8 million, or 6.3%, over the comparable period in 2006. The increases in operating expenses over the three- and nine-month periods of 2006 were largely attributable to increases in salaries and wages and outside processing/service fees expenses associated with the Corporation's computer conversion initiative.

Salaries and wages of $11.8 million in the third quarter of 2007 were up $0.5 million, or 4.6%, compared to the same time period in 2006. This increase was attributable to annual merit compensation increases, higher stock option expense and new staff attributable to four new branch banking offices opened in the latter part of 2006 and early 2007, that were partially offset by management and back-office staff reductions. For the nine months ended September 30, 2007, salaries and wages of $36.7 million were up $2.9 million, or 8.6%, compared to the same time period in 2006. This increase was primarily attributable to $1.2 million in non-recurring internal reorganization severance costs incurred in 2007 and annual merit compensation increases.

The Corporation had 1,420 employees on a full-time equivalent basis as of September 30, 2007, compared to 1,480 employees on a full-time equivalent basis as of September 30, 2006. The net decrease in the number of employees was attributable to both the Corporation's 2006 internal consolidation and 2007 internal reorganization that were partially offset by an increase in the number of employees from four new branch banking offices that were opened during the latter part of 2006 and early 2007.

Professional fees of $0.9 million during the third quarter of 2007 were $0.1 million, or 19.4%, higher than in the third quarter of 2006. The increase was primarily attributable to an increase in legal fees associated with loan collection expense. Professional fees of $3.8 million during the nine months ended September 30, 2007 were up $1.2 million, or 49%, over the comparable period in 2006. This increase was primarily attributable to higher consulting fees and external audit fees.

Outside processing/service fees of $0.9 million during the third quarter of 2007 were $0.6 million, or 191%, higher than in the third quarter of 2006. Outside processing/service fees of $2.0 million during the nine months ended September 30, 2007 were up $0.6 million, or 47%, over the comparable period in 2006. The increases over the three- and nine-month periods of 2006 were primarily attributable to $0.4 million of expenses associated with the

Corporation's migration from its current core processing mainframe technology to a system that has both greater capacity and flexibility.

Other real estate and repossessed asset expenses of $0.5 million in the third quarter of 2007 were $0.1 million, or 24.0%, lower than in the third quarter of 2006. The decrease was primarily attributable to $0.2 million in lower costs associated with the maintenance of other real estate properties.

Other operating expenses for the three months ended September 30, 2007 were $1.3 million, down $0.1 million, or 4.4%, from the third quarter of 2006. Decreases in printing expense, employee training costs, employee business expense and miscellaneous non-loan losses were offset by increases in donations and FDIC insurance expenses.

Income Tax Expense

The Corporation's effective federal income tax rate was 31.4% in the third quarter of 2007, compared to 31.2% in the third quarter of 2006, and 32.1% compared to 32.5% for the nine months ended September 30, 2007 and September 30, 2006, respectively. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate is primarily a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits.

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

At September 30, 2007, the Corporation's interest rate risk position was liability sensitive, meaning net interest income is expected to increase if market interest rates fall and decrease if market interest rates rise, other factors being unchanged.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information concerning quantitative and qualitative disclosures about market risk is contained in the discussion regarding interest rate risk and sensitivity under the captions "Liquidity Risk" and "Market Risk" of the Corporation's 2006 Annual Report on Form 10-K.

The Corporation does not believe that there has been a material change in the nature or categories of the Corporation's primary market risk exposure, or the particular markets that present the primary risk of loss to the Corporation. As of the date of this report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Corporation manages its primary market risk exposure, as described in the sections of its 2006 Annual Report on Form 10-K, have not changed materially during the current year. As of the date of this report, the Corporation does not expect to make material changes in those methods in the near term. The Corporation may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

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

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended September 30, 2007 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of equity securities by the Corporation during the periods indicated:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2007
Common Stock Repurchase Program	204,500	$23.27	204,500	345,700
Employee Transactions	-	-	N/A	N/A

August 1-31, 2007
Common Stock Repurchase Program	183,500	22.62	183,500	162,200
Employee Transactions	987	27.70	N/A	N/A

September 1-30, 2007
Common Stock Repurchase Program	24,500	24.31	24,500	137,700
Employee Transactions	-	-	N/A	N/A

Total	413,487	$23.05	412,500	137,700

On April 19, 2007, the Corporation publicly announced that its board of directors authorized management to repurchase up to 500,000 shares of the Corporation's common stock. The repurchased shares are available for later reissuance in connection with potential future stock dividends, the Corporation's dividend reinvestment plan, employee benefit plans and other general corporate purposes. This authorization cancelled the 31,542 remaining share repurchase authorization that existed at March 31, 2007. On July 18, 2007, the Corporation publicly announced that its board of directors authorized management to repurchase up to 500,000 additional shares of the Corporation's common stock. This authorization did not cancel the remaining 50,200 remaining share repurchase authorization that existed at June 30, 2007.

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
CHEMICAL FINANCIAL CORPORATION

Date: November 7, 2007	By: /s/ David B. Ramaker
David B. Ramaker Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: November 7, 2007	By: /s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Restated Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. Here incorporated by reference.

31.1	Certification. Certification of Chairman of the Board, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.