Form 10-K
period 2007-12-31
CHEMICAL FINANCIAL CORP
filed 2008-02-28
CIK 19612

CHEMICAL
FINANCIAL CORPORATIONSM

2007
Annual Report
to Shareholders

CHEMICAL FINANCIAL CORPORATION

2007 ANNUAL REPORT TO SHAREHOLDERS

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

Risk factors include, but are not limited to, the risk factors described in Item 1A in Chemical Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, included herein; the timing and level of asset growth; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; opportunities for acquisitions and the effective completion of acquisitions and integration of acquired entities; the possibility that anticipated cost savings and revenue enhancements from acquisitions, restructurings, reorganizations and bank consolidations may not be realized fully or at all or within expected time frames; the local and global effects of the ongoing war on terrorism and other military actions, including actions in Iraq; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

SELECTED FINANCIAL DATA

	Years Ended December 31,
	2007	2006	2005	2004	2003

Operating Results (In thousands)
Net interest income	$130,089	$132,236	$141,851	$147,634	$139,772
Provision for loan losses	11,500	5,200	4,285	3,819	2,834
Noninterest income	43,288	40,147	39,220	39,329	39,094
Operating expenses	104,671	97,874	98,463	98,469	91,923
Net income	39,009	46,844	52,878	56,682	55,716

Per Share Data(1)
Net income:
Basic	$1.60	$1.88	$2.10	$2.26	$2.24
Diluted	1.60	1.88	2.10	2.25	2.23
Cash dividends paid	1.14	1.10	1.06	1.01	0.95
Book value at end of period	21.35	20.46	19.98	19.26	18.33
Market value at end of period	23.79	33.30	31.76	40.62	34.66

Shares outstanding at end of period (In thousands)(1)	23,815	24,828	25,079	25,169	24,991

At Year End (In thousands)
Assets	$3,754,313	$3,789,247	$3,749,316	$3,764,125	$3,708,888
Loans	2,799,434	2,807,660	2,706,695	2,583,540	2,476,360
Deposits	2,875,589	2,898,085	2,819,880	2,863,473	2,967,236
Federal Home Loan Bank advances/other borrowings	347,412	354,041	400,363	386,830	246,897
Shareholders’ equity	508,464	507,886	501,065	484,836	458,049

Average Balances (In thousands)
Assets	$3,785,034	$3,763,067	$3,788,469	$3,856,036	$3,578,678
Interest-earning assets	3,551,867	3,521,489	3,550,695	3,608,157	3,381,083
Loans	2,805,880	2,767,114	2,641,465	2,567,956	2,222,704
Interest-bearing liabilities	2,718,814	2,692,410	2,718,267	2,803,015	2,616,027
Deposits	2,923,004	2,861,916	2,886,209	2,976,150	2,868,180
Federal Home Loan Bank advances/other borrowings	327,831	362,990	377,499	370,785	237,787
Shareholders’ equity	505,915	510,255	493,419	472,226	439,178

Financial Ratios
Return on average assets	1.03%	1.24%	1.40%	1.47%	1.56%
Return on average equity	7.7	9.2	10.7	12.0	12.7
Net interest margin	3.73	3.82	4.04	4.13	4.18
Efficiency ratio	59.6	56.1	54.2	52.6	50.9
Average shareholders’ equity to average assets	13.4	13.6	13.0	12.2	12.3
Cash dividends paid per share to diluted net income per share	71.2	58.5	50.5	44.9	42.6
Tangible equity to assets	11.7	11.6	11.7	11.1	10.5
Total risk-based capital to risk-adjusted assets	17.3	17.5	17.8	17.5	16.6

Credit Quality Statistics
Allowance for loan losses as a percent of total loans	1.41%	1.21%	1.26%	1.32%	1.34%
Nonperforming loans as a percent of total loans	2.26	0.96	0.73	0.39	0.46
Nonperforming assets as a percent of total assets	1.98	0.94	0.71	0.45	0.47
Net loan charge-offs as a percent of average loans	0.22	0.20	0.16	0.11	0.15

(1)	Adjusted for stock dividends.

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

The principal markets for the Corporation’s commercial banking services are communities within Michigan in which the Corporation’s subsidiary bank branches are located and the areas immediately surrounding those communities. As of December 31, 2007, the Corporation operated through one subsidiary bank, Chemical Bank, headquartered in Midland, Michigan, serving 89 communities through 129 banking offices and 2 loan production offices located in 31 counties across Michigan’s lower peninsula. In addition to its banking offices, the Corporation operated 141 automated teller machines, both on- and off-bank premises. On December 31, 2005, a corporate internal consolidation was completed resulting in the consolidation of the Corporation’s three commercial bank charters into one commercial subsidiary bank, Chemical Bank. The Corporation’s sole subsidiary bank operates through an internal organizational structure of four regional banking units. The Corporation’s regional banking units are collections of branch banking offices organized by geographical regions within the state.

The principal source of revenue for the Corporation is interest and fees on loans, which accounted for 71% of total revenues in 2007, 72% of total revenues in 2006 and 69% of total revenues in 2005. Interest on investment securities is also a significant source of revenue, accounting for 10% of total revenues in 2007 and 2006 and 13% of total revenues in 2005. Business volumes are influenced by overall economic factors including market interest rates, business and consumer spending, consumer confidence and competitive conditions in the marketplace.

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

The most significant accounting policies followed by the Corporation are presented in Note A to the consolidated financial statements. These policies, along with the disclosures presented in the other notes to the consolidated financial statements and in “Management’s Discussion and Analysis,” provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, estimates and assumptions underlying those amounts, management has identified the determination of the allowance for loan losses, pension plan accounting, income and other taxes, capitalization and valuation of real estate mortgage loan servicing rights, and the evaluation of goodwill impairment to be the continued on next page

MANAGEMENT’S DISCUSSION AND ANALYSIS

CRITICAL ACCOUNTING POLICIES (CONTINUED)

accounting areas that require the most subjective or complex judgments, and as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates.

Allowance for Loan Losses
The allowance for loan losses (allowance) is calculated with the objective of maintaining a reserve sufficient to absorb inherent loan losses of the loan portfolio. The loan portfolio represents the largest asset type on the consolidated statements of financial position. The determination of the amount of the allowance is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected cash flows on impaired loans, estimated losses on commercial, real estate commercial and real estate construction-commercial loans and on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The principal assumption used in deriving the allowance is the estimate of a loss percentage for each type of loan. In determining the allowance and the related provision for loan losses, the Corporation considers four principal elements: (i) specific impairment reserve allocations based upon probable losses identified during the review of impaired commercial, real estate commercial and real estate construction-commercial loan portfolios, (ii) allocations established for adversely-rated commercial, real estate commercial and real estate construction-commercial loans, (iii) allocations on all other loans based principally on historical loan loss experience and loan loss trends, and (iv) an unallocated allowance based on the imprecision in the overall allowance methodology. It is extremely difficult to precisely measure the amount of losses that are inherent in the Corporation’s loan portfolio. The Corporation uses a modeling process to quantify the necessary allowance and related provision for loan losses, but there can be no assurance that the modeling process will successfully identify and estimate all of the losses that are inherent in the loan portfolio. As a result, the Corporation could record future provisions for loan losses that may be significantly different than the levels that have been recorded in the three-year period ended December 31, 2007. Note A to the consolidated financial statements describes the methodology used to determine the allowance. In addition, a discussion of the factors driving changes in the amount of the allowance is included under the subheading “Provision and Allowance for Loan Losses” in “Management’s Discussion and Analysis.”

Pension Plan Accounting
The Corporation has a defined benefit pension plan for certain salaried employees. Effective June 30, 2006, benefits under the defined benefit pension plan were frozen for approximately two-thirds of the Corporation’s salaried employees as of that date. Pension benefits continued unchanged for the remaining salaried employees. The Corporation’s pension benefit obligations and related costs are calculated using actuarial concepts and measurements. Benefits under the plan are based on years of vested service, age and compensation. Assumptions are made concerning future events that will determine the amount and timing of required benefit payments, funding requirements and pension expense.

The key actuarial assumptions used in the pension plan are the discount rate and long-term rate of return on plan assets. These assumptions have a significant effect on the amounts reported for net periodic pension expense, as well as the respective benefit obligation amounts. The Corporation evaluates these critical assumptions annually.

At December 31, 2007, December 31, 2006 and December 31, 2005, the Corporation calculated the discount rate for the pension plan using the results from a bond matching technique, which matched cash flows of the pension plan against both a bond portfolio derived from the Standard & Poors bond database of AA or better bonds and the Citigroup Pension Discount Curve, to determine the discount rate. As of December 31, 2007, the discount rate was established at 6.5% to reflect market interest rate conditions.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

the portfolio of pension plan assets during 2006. The following rates of return by asset class were considered in setting the long-term return on pension plan assets assumption:

	December 31, 2007	December 31, 2006	December 31, 2005

Equity securities	8% – 9%	8% – 9%	9% – 10%
Debt securities	4% – 6%	4% – 6%	5% – 7%
Other	3% – 5%	3% – 5%	3% – 5%

The long-term return on pension plan assets is used to compute the subsequent year’s expected return on assets, using the “market-related value” of pension plan assets. The difference between the expected return and the actual return on pension plan assets during the year is either an asset gain or loss, which is deferred and amortized over future periods when determining net periodic pension expense. The actual average annual return on pension plan assets was 7.9% over the five years ended December 31, 2007.

Other assumptions made in the pension plan involve employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increase.

The key actuarial assumptions that will be used to calculate 2008 pension expense for the defined benefit pension plan are a discount rate of 6.5%, a long-term rate of return on pension plan assets of 7% and a rate of compensation increase of 4.25%. Pension expense in 2008 is expected to be approximately $0.5 million, a decrease of $0.5 million from $1.0 million of pension expense in 2007. The projected decrease in 2008, compared to 2007, is mostly attributable to the Corporation’s implementation of a Voluntary Retirement Incentive Plan (VRIP) in 2007 at a cost of $0.3 million and an increase in the discount rate used to measure the present value of the pension plan’s obligations. A change in the discount rate of 50 basis points in 2008 was estimated to have an impact on pension expense of less than $0.1 million.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). The Corporation adopted SFAS 158 on December 31, 2006, as required. The purpose of SFAS 158 was to improve the overall financial statement presentation of pension and other postretirement plans, but did not impact the determination of the net periodic benefit cost or measurement of plan assets or obligations. SFAS 158 requires companies to recognize the over- or under-funded status of a plan as an asset or liability as measured by the difference between the fair value of the plan assets and the benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). The impact of SFAS 158 on the statements of financial position at December 31, 2007 and December 31, 2006 is included in Note L to the consolidated financial statements.

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

The Corporation and its subsidiary file a consolidated federal income tax return. The provision for federal income taxes is based on income and expenses, as reported in the consolidated financial statements, rather than amounts reported on the Corporation’s federal income tax return. When income and expenses are recognized in different periods for tax purposes than for book purposes, applicable deferred tax assets and liabilities are recognized for the future tax consequences attributable to the continued on next page

MANAGEMENT’S DISCUSSION AND ANALYSIS

CRITICAL ACCOUNTING POLICIES (CONTINUED)

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

On a quarterly basis, management assesses the reasonableness of its effective federal and state tax rates based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on an annual basis, or sooner, if business events or circumstances warrant. Reserves for uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations or audits. For the years ended December 31, 2007 and 2006, net federal income tax benefits of $0 and $0.23 million, respectively, were recorded based on the regular reassessment of required tax accruals for these uncertain tax positions. The decline in 2007 was due to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). See Note A to the consolidated financial statements for further discussion on FIN 48.

Real Estate Mortgage Loan Servicing Rights
At December 31, 2007, the Corporation had approximately $2.3 million of real estate mortgage loan servicing rights capitalized on the consolidated statement of financial position. The two critical assumptions involved in establishing the value of this asset are the estimated future prepayment speeds on the underlying real estate mortgage loans and the interest rate used to discount the net cash flows from the real estate mortgage loan portfolio being serviced. Other assumptions include the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the real estate mortgage loans. The Corporation utilizes a third-party modeling software program to value mortgage servicing rights. The Corporation believes the assumptions utilized in the valuation are reasonable based upon market interest rates and accepted industry practices for valuing mortgage servicing rights and represent neither the most conservative nor the most aggressive assumptions. The Corporation adopted SFAS No. 156 “Accounting for Servicing of Financial Assets” (SFAS 156) on January 1, 2007. See Note A to the consolidated financial statements for further discussion on SFAS 156.

Goodwill
At December 31, 2007, the Corporation had $69.9 million of goodwill recorded on the consolidated statement of financial position. Goodwill decreased $0.2 million during 2007 due to the adoption of FIN 48. Under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), amortization of goodwill ceased, and instead, goodwill is tested by management annually for impairment, or more frequently if triggering events occur and indicate potential impairment. The Corporation’s goodwill impairment review is additionally reviewed by an independent third-party appraisal firm, annually, utilizing the methodology and guidelines established in SFAS 142. This methodology involves assumptions regarding the valuation of the Corporation’s subsidiary bank that purchased the acquired entities and resulted in the recording of goodwill. The Corporation believes that the assumptions utilized are reasonable, and even utilizing more conservative assumptions on the valuation would not presently result in impairment in the amount of goodwill that has been recorded. However, the Corporation could incur impairment charges related to goodwill in the future due to changes in business prospects or other matters that could affect the valuation assumptions.

MERGERS AND ACQUISITIONS

The Corporation’s primary method of expansion into new banking markets has been through acquisitions of other financial institutions and bank branches. During the three years ended December 31, 2007, the Corporation completed the following acquisition:

In August 2006, the Corporation acquired two branch bank offices in Hastings and Wayland, Michigan from First Financial Bank, N.A., headquartered in Hamilton, Ohio, operating as Sand Ridge Bank. The Corporation acquired deposits of $47 million, loans of $64 million and other miscellaneous assets of $1.7 million. The Corporation recorded goodwill of $6.8 million and core deposit intangible assets of $2.7 million. The core deposit intangible assets are being amortized on an accelerated basis over ten years. The loans acquired were comprised of $6 million in commercial loans, $13 million in real estate commercial loans, $38 million in real estate residential loans and $7 million in consumer loans. During December 2006,

MANAGEMENT’S DISCUSSION AND ANALYSIS

the Corporation sold $14 million of long-term fixed interest rate real estate residential loans that were acquired in this transaction and recognized gains totaling approximately $1 million.

On December 31, 2005, the Corporation completed an internal consolidation whereby two of its wholly-owned subsidiary banks, Chemical Bank Shoreline and Chemical Bank West, were consolidated into Chemical Bank and Trust Company (CBT). CBT’s name was changed to Chemical Bank on December 31, 2005.

NET INCOME

Net income in 2007 was $39.0 million, or $1.60 per diluted share, net income in 2006 was $46.8 million, or $1.88 per diluted share, and net income in 2005 was $52.9 million, or $2.10 per diluted share. Net income in 2007 represented a 16.7% decrease from 2006 net income, while 2006 net income represented an 11.4% decrease from 2005 net income. Net income per share in 2007 was 14.9% less than in 2006, while net income per share in 2006 was 10.5% less than in 2005. The decrease in net income in 2007 was attributable to a decrease in net interest income and increases in both the provision for loan losses and operating expenses. The decrease in net income in 2006 was primarily due to a decrease in net interest income.

The Corporation’s return on average assets was 1.03% in 2007, 1.24% in 2006 and 1.40% in 2005. The Corporation’s return on average shareholders’ equity was 7.7% in 2007, 9.2% in 2006 and 10.7% in 2005.

DEPOSITS

Total deposits at December 31, 2007 were $2.88 billion, a decrease of $22.5 million, or 0.8%, from total deposits at December 31, 2006 of $2.90 billion. Total deposits increased $78.2 million, or 2.8%, during 2006. In 2006, the acquisition of two branch banking offices from First Financial Bank, N.A. in Hastings and Wayland, Michigan added total deposits of $47 million.

The Corporation’s average deposit balances and average rates paid on deposits for the past three years are included in Table 1. Average total deposits in 2007 were $2.92 billion, which was $61.1 million, or 2.1%, higher than in 2006. Average deposits of $2.86 billion in 2006 were $24.3 million, or 0.8%, less than in 2005. The increase in average deposits in 2007, compared to 2006, was primarily attributable to an increase in deposits in a new money market deposit account, which the Corporation began offering in the latter part of 2006. This new account pays a variable rate of interest and was designed to compete with mutual fund money market accounts on balances greater than $100,000. The Corporation did not have any brokered deposits as of December 31, 2007 or December 31, 2006.

It is the Corporation’s strategy to develop customer relationships that will drive core deposit growth and stability. The Corporation has historically gathered deposits from the local markets of its subsidiary bank, although rising market interest rates and strong competition impeded the Corporation’s ability to internally generate deposits during the three years ended December 31, 2007.

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

In response to the competition for other investment products, the Corporation’s subsidiary bank, through “CFC Investment Center,” offers a wide array of mutual funds, annuity products and market securities through an alliance with an independent, registered broker/dealer. During 2007 and 2006, customers purchased $82 million and $73 million, respectively, of annuity and mutual fund investments through “CFC Investment Center.”

ASSETS

Average assets were $3.79 billion during 2007, an increase of $22.0 million, or 0.6%, from average assets during 2006 of $3.76 billion. The increase in average assets during 2007 was primarily attributable to an increase in short-term investments that resulted from slightly higher average deposits. Average assets of $3.76 billion in 2006 were $25.4 million, or 0.7%, less continued on next page

MANAGEMENT’S DISCUSSION AND ANALYSIS

ASSETS (CONTINUED)

than average assets in 2005. The Corporation acquired two branch banking offices on August 18, 2006, increasing total assets by $75.2 million as of the acquisition date. The increase in average assets from the branch acquisitions was more than offset by a reduction in average assets that was largely due to the Corporation utilizing a portion of investment securities that matured during 2006 to reduce Federal Home Loan Bank advances — long-term that also matured during 2006.

CASH DIVIDENDS

The Corporation’s annual cash dividends paid per share over the past five years, adjusted for all stock dividends, were as follows:

	2007	2006	2005	2004	2003

Annual Dividend	$1.14	$1.10	$1.06	$1.01	$0.95

During 2007, cash dividends paid per share were $1.14, up 3.6% over cash dividends paid per share in 2006 of $1.10.

The Corporation has paid regular cash dividends every quarter since it began operating as a bank holding company in 1973. The compound annual growth rate of the Corporation’s cash dividends paid per share over the past five- and ten-year periods ended December 31, 2007 was 5.5% and 7.5%, respectively. The earnings of the Corporation’s subsidiary bank are the principal source of funds to pay cash dividends to shareholders. Cash dividends are dependent upon the earnings of the Corporation’s subsidiary bank, as well as capital requirements, regulatory restraints and other factors affecting the Corporation’s subsidiary bank.

NET INTEREST INCOME

Interest income is the total amount earned on funds invested in loans, investment and other securities, other interest-bearing deposits and federal funds sold. Interest expense is the amount of interest paid on interest-bearing checking and savings accounts, time deposits, short-term borrowings and FHLB advances — long-term. Net interest income, on a fully taxable equivalent (FTE) basis, is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt commercial loans and investment securities. Net interest margin is calculated by dividing net interest income (FTE) by average interest-earning assets. Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Because noninterest-bearing sources of funds, or free funds (principally demand deposits and shareholders’ equity), also support earning assets, the net interest margin exceeds the net interest spread.

The presentation of net interest income on a FTE basis is not in accordance with United States generally accepted accounting principles (GAAP) but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine tax equivalent net interest income were $2.25 million, $2.11 million and $1.61 million for 2007, 2006 and 2005, respectively. These adjustments were computed using a 35% tax rate.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

TABLE 1. AVERAGE BALANCES, TAX EQUIVALENT INTEREST AND EFFECTIVE YIELDS AND RATES* (Dollars in thousands)

	Years Ended December 31,
	2007			2006			2005
		Tax	Effective		Tax	Effective		Tax	Effective
	Average	Equivalent	Yield/	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest-earning Assets:
Loans**	$2,805,880	$192,433	6.86%	$2,767,114	$186,476	6.74%	$2,641,465	$165,355	6.26%
Taxable investment securities	551,806	24,927	4.52	597,506	24,391	4.08	754,961	28,289	3.74
Tax-exempt investment securities	62,319	4,013	6.44	58,814	3,789	6.44	47,522	3,235	6.81
Other securities	22,133	1,116	5.04	24,502	1,268	5.18	20,730	927	4.47
Federal funds sold	100,648	5,135	5.10	60,482	2,975	4.92	69,061	2,121	3.07
Interest-bearing deposits with unaffiliated banks	9,081	517	5.69	13,071	634	4.85	16,956	984	5.80

Total interest-earning assets	3,551,867	228,141	6.42	3,521,489	219,533	6.23	3,550,695	200,911	5.66
Less: Allowance for loan losses	36,224			34,384			34,189
Other Assets:
Cash and cash due from banks	93,715			99,166			105,435
Premises and equipment	48,908			46,161			46,233
Interest receivable and other assets	126,768			130,635			120,295

Total Assets	$3,785,034			$3,763,067			$3,788,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Liabilities:
Interest-bearing demand deposits	$516,170	$12,551	2.43%	$538,063	$12,605	2.34%	$544,174	$7,050	1.30%
Savings deposits	744,624	17,816	2.39	714,920	12,326	1.72	858,143	9,426	1.10
Time deposits	1,130,189	50,867	4.50	1,076,437	44,164	4.10	938,451	28,156	3.00
Securities sold under agreements to repurchase	181,773	6,859	3.77	152,003	5,561	3.66	107,634	2,162	2.01
Reverse repurchase agreements	—	—	—	4,110	154	3.75	5,890	216	3.67
Federal Home Loan Bank advances — short-term	8,822	468	5.30	52,055	2,707	5.20	16,011	643	4.02
Federal Home Loan Bank advances — long-term	137,236	7,244	5.28	154,822	7,670	4.95	247,964	9,800	3.95

Total interest-bearing liabilities	2,718,814	95,805	3.52	2,692,410	85,187	3.16	2,718,267	57,453	2.11
Noninterest-bearing deposits	532,021			532,496			545,441

Total deposits and borrowed funds	3,250,835			3,224,906			3,263,708
Interest payable and other liabilities	28,284			27,906			31,342
Shareholders’ equity	505,915			510,255			493,419

Total Liabilities and Shareholders’ Equity	$3,785,034			$3,763,067			$3,788,469

Net Interest Spread (Average yield earned minus average rate paid)			2.90%			3.07%			3.55%

Net Interest Income (FTE)		$132,336			$134,346			$143,458

Net Interest Margin
(Net interest income (FTE)/total average interest-earning assets)			3.73%			3.82%			4.04%

*	Taxable equivalent basis using a federal income tax rate of 35%.
**	Nonaccrual loans are included in average balances reported and are included in the calculation of yields.

Table 1 presents for 2007, 2006 and 2005 average daily balances of the Corporation’s major categories of assets and liabilities, interest income and expense on a FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin.

Net interest income (FTE) in 2007, 2006 and 2005 was $132.3 million, $134.3 million and $143.5 million, respectively. Net interest income (FTE) in 2007 was $2.0 million, or 1.5%, lower than 2006 net interest income (FTE) of $134.3 million, and net interest income (FTE) in 2006 was $9.1 million, or 6.4%, lower than 2005 net interest income (FTE) of $143.5 million. The decrease in net interest income (FTE) in 2007 was primarily attributable to the average cost of interest-bearing liabilities increasing more than the average yield on loans and investments that resulted primarily from a change in the mix of interest-bearing deposits, and the impact of higher nonaccrual loans. These unfavorable items were partially offset by the positive effect of slightly higher average interest-earning assets in 2007 and the reduction of short-term market interest rates during the fourth quarter of 2007.

continued on next page

MANAGEMENT’S DISCUSSION AND ANALYSIS

NET INTEREST INCOME (CONTINUED)

TABLE 2. VOLUME AND RATE VARIANCE ANALYSIS* (In thousands)

	2007 Compared to 2006			2006 Compared to 2005
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in		Combined	Due to Changes in		Combined
	Average	Average	Increase	Average	Average	Increase
	Volume**	Yield/Rate**	(Decrease)*	Volume**	Yield/Rate**	(Decrease)*

CHANGES IN INTEREST INCOME ON INTEREST-EARNING ASSETS:
Loans	$2,459	$3,498	$5,957	$8,097	$13,024	$21,121
Taxable investment/other securities	(2,078)	2,462	384	(6,160)	2,603	(3,557)
Tax-exempt investment securities	224	—	224	735	(181)	554
Federal funds sold	2,046	114	2,160	(290)	1,144	854
Interest-bearing deposits with unaffiliated banks	(215)	98	(117)	(203)	(147)	(350)

Total change in interest income on interest-earning assets	2,436	6,172	8,608	2,179	16,443	18,622

CHANGES IN INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits	101	(155)	(54)	(80)	5,635	5,555
Savings deposits	5,162	328	5,490	(1,776)	4,676	2,900
Time deposits	1,475	5,228	6,703	4,575	11,433	16,008
Short-term borrowings	(1,326)	231	(1,095)	2,443	2,958	5,401
Federal Home Loan Bank (FHLB) advances — long-term	(911)	485	(426)	(4,238)	2,108	(2,130)

Total change in interest expense on interest-bearing liabilities	4,501	6,117	10,618	924	26,810	27,734

TOTAL INCREASE (DECREASE) IN NET INTEREST INCOME (FTE)	$(2,065)	$55	$(2,010)	$1,255	$(10,367)	$(9,112)

*	Taxable equivalent basis using a federal income tax rate of 35%.

**	The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate change in proportion to the relationship of the absolute dollar amount of the change in each.

In 2007, the Federal Open Market Committee (FOMC) lowered the Federal Funds rate three times during the last four months of the year, a total of 100 basis points, which resulted in an equal decline each time in the prime rate. The Federal Funds rate was 4.25% on December 31, 2007, compared to 5.25% on December 31, 2006. The prime rate was 7.25% on December 31, 2007, compared to 8.25% on December 31, 2006. While short-term interest rates were generally stable through the first half of 2007, long-term interest rates declined to produce an inverted interest yield curve in the two-to-five year segment of the curve through most of the first three quarters of the year. The ten-year U.S. Treasury note, which is generally used to price both 15- and 30-year residential mortgage loans, was 4.04% at the end of 2007, compared to 4.71% at the end of 2006.

Net interest margin was 3.73% in 2007, compared to 3.82% in 2006. The decrease in net interest margin during 2007, compared to 2006, was primarily attributable to the increase in the average yield on interest-earning assets not keeping pace with the increase in the average cost of interest-bearing liabilities. The average yield on interest-earning assets increased 19 basis points to 6.42% in 2007. In comparison, the average cost of interest-bearing liabilities increased 36 basis points to 3.52% in 2007. The significant increase in the cost of interest-bearing liabilities was attributable to a combination of factors, including the overall increase in short-term market interest rates in 2006 and the continued migration of consumer funds from lower yielding deposit products into higher yielding money market and time deposits during 2007. The yield on the Corporation’s loan portfolio increased only twelve basis points in 2007, compared to 2006, due to the loan portfolio being comprised predominately of fixed interest rate loans or loans with interest rates fixed for at least five years. In addition, the competition for loan volume remained strong in the Corporation’s local markets, resulting in heightened pricing competition for new loan originations, and lower than expected yields on new and refinanced loans, considering the overall increase in market interest rates during the prior two years. The net interest margin was also adversely impacted in 2007 due to an increase in nonaccrual loans of $35.4 million, or 175%, during the year to $55.6 million at December 31, 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Table 2 allocates the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities, and changes in average interest rates earned and paid.

The $2.0 million reduction in net interest income (FTE) in 2007, as compared to 2006, is analyzed in detail in Table 2. The decrease in net interest income (FTE) during 2007 was almost entirely attributable to an adverse change in the mix of customer deposits and higher nonaccrual loans that were only partially offset by a favorable change in the mix of average interest-earning assets. The favorable effect of a $38.8 million, or 1.4%, increase in average loans was more than offset by the impact of a change in the mix of customer deposit accounts from lower cost transaction and savings accounts to higher-cost money market savings, time and municipal customer accounts and a $35.4 million increase in nonaccrual loans. The Corporation’s balance sheet was liability sensitive throughout 2007, with a higher percentage of interest-bearing liabilities repricing than interest-earning assets.

The Corporation’s competitive position within many of its market areas limits its ability to materially increase deposits without adversely impacting the weighted average cost of core deposits.

In 2006, the Federal Open Market Committee (FOMC) raised the Federal Funds rate by twenty-five basis points four times during the year that resulted in an equal increase each time in the prime rate. The Federal Funds rate was 5.25% on December 31, 2006, compared to 4.25% on December 31, 2005. The prime rate was 8.25% on December 31, 2006, compared to 7.25% on December 31, 2005. While short-term interest rates increased 100 basis points during 2006, long-term interest rates rose only slightly to produce an inverted interest yield curve at December 31, 2006. The ten-year U.S. Treasury note, which is generally used to price both 15- and 30-year residential mortgage loans, was 4.71% at the end of 2006, compared to 4.35% at the end of 2005.

Net interest margin was 3.82% in 2006, compared to 4.04% in 2005. The decrease in net interest margin during 2006, compared to 2005, was primarily attributable to the increase in the average yield on interest-earning assets not keeping pace with the increase in the average cost of interest-bearing liabilities. The average yield on interest-earning assets increased 57 basis points to 6.23% in 2006. In comparison, the average cost of interest-bearing liabilities increased 105 basis points to 3.16% in 2006. The increase in the cost of interest-bearing liabilities was attributable to a combination of factors, including the overall increase in market interest rates, the migration of customer funds from lower yielding deposit products into higher yielding time deposits and a slight change in the mix of deposits, with a slight decline in lower cost consumer deposits being offset by increases in higher cost business and municipal customer deposits. The yield on the Corporation’s loan portfolio increased only moderately during a two-year period of rising interest rates due to the loan portfolio being comprised predominately of fixed interest rate loans or loans with interest rates fixed for at least five years. In addition, the competition for loan volume was strong in the Corporation’s local markets, resulting in heightened pricing competition for new loan originations, and lower than expected yields on new and refinanced loans, considering the overall increase in market interest rates.

The $9.1 million reduction in net interest income (FTE) in 2006, as compared to 2005, is analyzed in detail in Table 2. The net impact on net interest income (FTE) in 2006 from the favorable effect of a $126 million, or 4.8%, increase in average loans and the unfavorable effects of a $29 million decrease in the level of interest-earning assets and a change in the composition of deposit accounts, was an increase in net interest income (FTE) of $1.3 million. This increase was more than offset by the Corporation experiencing a $10.4 million reduction in net interest income (FTE) due to the effect of the rising interest rate environment and the flattening of the interest yield curve. Interest income on loans, investment securities and other investable funds increased $16.4 million due to rising interest rates and the repricing of loans and investment securities, although interest expense on deposits and borrowings increased $26.8 million, as market interest rates increased and deposits and wholesale borrowings repriced in 2006. The Corporation’s balance sheet was liability sensitive throughout 2006, with a higher percentage of interest-bearing liabilities repricing than interest-earning assets.

In 2005, the FOMC raised the Federal Funds rate by twenty-five basis points eight times that resulted in an equal increase each time in the prime rate. The prime rate was 5.25% on January 1, 2005 and 7.25% on December 31, 2005. While short-term interest rates increased throughout 2005, long-term interest rates rose only slightly to produce a virtually flat interest yield curve at December 31, 2005. The ten-year U.S. Treasury note, which is generally used to price both 15- and 30-year residential mortgage loans, was 4.24% at the end of 2004 compared to 4.35% at the end of 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS

LOANS

The Corporation’s subsidiary bank is a full-service commercial bank and, therefore, the acceptance and management of credit risk is an integral part of the Corporation’s business. The Corporation maintains conservative loan policies and credit underwriting standards. These standards include the granting of loans generally only within the Corporation’s market areas. The Corporation’s lending markets generally consist of small communities across the middle to southern and western sections of the lower peninsula of Michigan. The Corporation’s lending market areas do not include the southeastern portion of Michigan. The average size of commercial loan transactions is generally relatively small, which decreases the risk of loss within the commercial loan portfolio due to the lack of loan concentration. The Corporation’s commercial loan portfolio, defined as commercial, real estate commercial and real estate construction-commercial loans, is well diversified across business lines and has no concentration in any one industry. While the average commercial loan transaction is relatively small, the commercial loan portfolio of $1.37 billion at December 31, 2007 included approximately sixty loans that exceeded $2.5 million. These sixty borrowing relationships totaled $291.4 million and represented approximately 21% of the commercial loan portfolio at December 31, 2007. Further, at December 31, 2007, only six of these borrowing relationships were $10 million or higher, totaling $73.2 million or 5.3% of the commercial loan portfolio as of that date. The Corporation has no foreign loans or any loans to finance highly leveraged transactions. The Corporation’s lending philosophy is implemented through strong administrative and reporting controls at the subsidiary bank level, with additional oversight at the corporate level. The Corporation maintains a centralized independent loan review function, which monitors asset quality of the loan portfolio.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Table 3 includes the composition of the Corporation’s loan portfolio, by major loan category, as of December 31, 2007, 2006, 2005, 2004 and 2003.

TABLE 3. SUMMARY OF LOANS AND LOAN LOSS EXPERIENCE

	Years Ended December 31,
	2007	2006	2005	2004	2003

	(Dollars in thousands)

Distribution of Loans:
Commercial	$525,894	$545,591	$517,852	$468,970	$405,929
Real estate commercial	747,400	726,554	704,684	697,779	628,815
Real estate construction	137,252	145,933	158,376	120,900	138,280
Real estate residential	838,545	835,263	785,160	758,789	762,284
Consumer	550,343	554,319	540,623	537,102	541,052

Total loans	$2,799,434	$2,807,660	$2,706,695	$2,583,540	$2,476,360

Summary of Changes in the Allowance for Loan Losses:
Allowance for loan losses at beginning of year	$34,098	$34,148	$34,166	$33,179	$30,672
Loans charged off:
Commercial	(1,622)	(1,389)	(2,126)	(1,270)	(2,002)
Real estate commercial	(1,675)	(1,564)	—	(88)	(40)
Real estate construction	(1,272)	(1,201)	—	—	—
Real estate residential	(484)	(515)	(453)	(430)	(102)
Consumer	(1,935)	(1,976)	(2,407)	(2,175)	(1,927)

Total loan charge-offs	(6,988)	(6,645)	(4,986)	(3,963)	(4,071)
Recoveries of loans previously charged off:
Commercial	249	370	110	464	174
Real estate commercial	21	6	11	7	7
Real estate construction	30	—	—	—	—
Real estate residential	18	98	29	105	38
Consumer	494	521	533	555	500

Total loan recoveries	812	995	683	1,131	719

Net loan charge-offs	(6,176)	(5,650)	(4,303)	(2,832)	(3,352)
Provision for loan losses	11,500	5,200	4,285	3,819	2,834
Allowance of banks/branches acquired	—	400	—	—	3,025

Allowance for loan losses at year-end	$39,422	$34,098	$34,148	$34,166	$33,179

Ratio of net charge-offs during the year to average loans outstanding	0.22%	0.20%	0.16%	0.11%	0.15%

Ratio of allowance for loan losses at year-end to total loans outstanding at year-end	1.41%	1.21%	1.26%	1.32%	1.34%

Total loans at December 31, 2007 were $2.80 billion, a decrease of $8.2 million, or 0.3%, from total loans at December 31, 2006.

Commercial loans totaled $525.9 million at December 31, 2007, a decrease of $19.7 million, or 3.6%, from total commercial loans at December 31, 2006 of $545.6 million. The decrease of commercial loans during 2007 was a result of a slower than average economic climate within the Corporation’s market areas during the year. Commercial loans increased $27.7 million, or 5.4%, in 2006 from $517.9 million at December 31, 2005. The increase in commercial loans in 2006 was partially attributable to the 2006 branch transaction. Commercial loans represented 18.8%, 19.4% and 19.1% of total loans outstanding at December 31, 2007, 2006 and 2005, respectively.

Real estate loans include real estate commercial loans, real estate construction loans and real estate residential loans. At December 31, 2007, 2006 and 2005, real estate loans totaled $1.72 billion, $1.71 billion and $1.65 billion, respectively. Real continued on next page

MANAGEMENT’S DISCUSSION AND ANALYSIS

LOANS (CONTINUED)

estate loans increased $15.4 million, or 0.9%, in 2007. Real estate loans increased $59.5 million, or 3.6%, in 2006. Real estate loans as a percentage of total loans at December 31, 2007, 2006 and 2005 were 61.6%, 60.9% and 60.9%, respectively.

Real estate commercial loans increased $20.8 million, or 2.9%, during 2007 to $747.4 million at December 31, 2007. Real estate commercial loans increased $21.9 million, or 3.1%, during 2006 to $726.6 million at December 31, 2006. The modest internal growth in this category of loans in 2007 and 2006 was largely due to minimal economic expansion in the majority of the Corporation’s market areas in each of these years. At December 31, 2007, 2006 and 2005, real estate commercial loans as a percentage of total loans were 26.7%, 25.9% and 26.0%, respectively.

Commercial lending and real estate commercial lending are generally considered to involve a higher degree of risk than one- to four-family residential lending. Such lending typically involves larger loan balances concentrated in a single borrower. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the success of the operation of the related project and is typically affected by adverse conditions in the real estate market and in the economy. The Corporation generally attempts to mitigate the risks associated with commercial lending by, among other things, lending primarily in its market areas, lending across industry lines, not developing a concentration in any one line of business and using conservative loan-to-value ratios in the underwriting process.

Real estate construction loans are originated for both business, including land development, and residential properties. These loans often convert to a real estate loan at the completion of the construction or development period. Real estate construction loans were $137.3 million at December 31, 2007, a decrease of $8.7 million, or 5.9%, from December 31, 2006. The decrease in real estate construction loans during 2007 was largely reflective of the continued slow economic climate within Michigan in 2007 and a corresponding reduction in business expansion and development throughout most of the Corporation’s market areas. Real estate construction loans decreased $12.4 million, or 7.9%, during 2006 from $158.4 million at December 31, 2005, as the economic climate was slow in 2006. At December 31, 2007, 2006 and 2005, real estate construction loans as a percentage of total loans were 4.9%, 5.2% and 5.9%, respectively.

Construction lending involves a higher degree of risk than one- to four-family residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser of the property if it will not be owner-occupied. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market areas, using conservative underwriting guidelines, and closely monitoring the construction process. The Corporation’s risk in this area increased during 2007 as the sale of units in residential real estate development projects slowed as customer demand decreased and the inventory of unsold units increased across the state of Michigan.

Table 4 presents the maturity distribution of commercial, real estate commercial, and real estate construction loans. These loans represented 50% of total loans at December 31, 2007 and 51% at December 31, 2006. The percentage of these loans maturing within one year was 38% at December 31, 2007, compared to 33% at December 31, 2006. The percentage of these loans maturing beyond five years remained low at 9% at December 31, 2007 and December 31, 2006. Of those loans with maturities beyond one year, the percentage of loans with variable interest rates was 14% at December 31, 2007, compared to 17% at December 31, 2006. The decrease in variable interest rate loans with maturities greater than one year was due to a continuation in customer preference to secure fixed interest rate financing and equally strong competitive conditions.

Real estate commercial loans are generally written as balloon-type mortgages at fixed interest rates for balloon time periods ranging from three to ten years. As of December 31, 2007, the Corporation held $129 million in commercial, real estate commercial and real estate construction loans that had maturities extending beyond five years, with the majority of these loans having fixed interest rates.

Real estate residential loans increased $3.3 million, or 0.4%, during 2007 to $838.5 million. The internal growth of real estate residential loans was low as the housing market across much of the state of Michigan was weak throughout the year. Real estate residential loans increased $50.1 million, or 6.4%, during 2006 to $835.3 million. The increase in real estate residential loans during 2006 was partially attributable to the branch transaction during the year which added $24 million in real estate residential loans, after a portion of the loans acquired were sold in December 2006. At December 31, 2007, 2006 and 2005, real estate residential loans as a percentage of total loans were 30.0%, 29.8% and 29.0%, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

TABLE 4. COMPARISON OF LOAN MATURITIES AND INTEREST SENSITIVITY (Dollars in thousands)

	December 31, 2007				December 31, 2006
	Due In				Due In

	1 Year	1 to 5	Over 5		1 Year	1 to 5	Over 5
	or Less	Years	Years	Total	or Less	Years	Years	Total

Loan Maturities:
Commercial	$294,922	$187,438	$43,534	$525,894	$278,006	$223,968	$43,617	$545,591
Real estate commercial	197,323	511,093	38,984	747,400	120,694	560,677	45,183	726,554
Real estate construction	43,296	47,572	46,384	137,252	67,177	38,171	40,585	145,933

Total	$535,541	$746,103	$128,902	$1,410,546	$465,877	$822,816	$129,385	$1,418,078

Percent of Total	38%	53%	9%	100%	33%	58%	9%	100%

	December 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent

Interest Sensitivity:
Above loans maturing after one year which have:
Fixed interest rates	$749,494	86%	$791,222	83%
Variable interest rates	125,511	14	160,979	17

Total	$875,005	100%	$952,201	100%

The Corporation’s real estate residential loans primarily consist of one- to four-family residential loans with original terms of less than fifteen years. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance.

The Corporation’s general practice is to sell real estate residential loan originations with maturities of fifteen years and longer in the secondary market. The Corporation originated $311 million of real estate residential loans during 2007 and sold $136 million of these originations in the secondary market, compared to the sale of $118 million of real estate residential loans during 2006, excluding $14 million of loans sold that were acquired in the 2006 branch transaction.

At December 31, 2007, the Corporation was servicing $570 million of real estate residential loans that had been originated by the Corporation in its market areas and subsequently sold in the secondary mortgage market. At December 31, 2006 and December 31, 2005, the Corporation was servicing real estate residential loans for others in the amounts of $552 million and $544 million, respectively.

Consumer loans totaled $550.3 million at December 31, 2007, a decrease of $4.0 million, or 0.7%, from total consumer loans at December 31, 2006 of $554.3 million. Consumer loans increased $13.7 million, or 2.5%, during 2006. The decrease in 2007 and minimal increase in 2006 were largely attributable to increased competition from captive auto finance companies on new personal vehicle loans and slow economic conditions in the Corporation’s market areas, as evidenced by the unemployment level in Michigan that was above the national average at December 31, 2007. Consumer loans represented 19.6%, 19.7% and 20.0% of total loans outstanding at December 31, 2007, 2006 and 2005, respectively.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

NONPERFORMING ASSETS

Nonperforming assets consist of nonperforming loans, which are defined as loans for which the accrual of interest has been discontinued and loans that are past due as to principal or interest by ninety days or more and are still accruing interest, and assets obtained through foreclosures and repossessions. There were no restructured loans at December 31, 2007, 2006, 2005, 2004 or 2003. The Corporation transfers a loan that is ninety days or more past due to nonaccrual status, unless it believes the loan is both well secured and in the process of collection. Accordingly, the Corporation has determined that the collection of accrued and unpaid interest on any loan that is ninety days or more past due and still accruing interest is probable. Nonperforming assets were $74.5 million as of December 31, 2007, compared to $35.8 million as of December 31, 2006, and $26.5 million at December 31, 2005 and represented 2.0%, 0.9% and 0.7% of total assets, respectively. It is management’s opinion that the increase in nonperforming assets is, in part, attributable to the recessionary type economic climate within Michigan which has resulted in cash flow difficulties being encountered by many commercial loan customers. The increase in the Corporation’s nonperforming assets is not concentrated in any one industry or any one geographical area within Michigan. The Corporation’s lending market does not include the southeastern portion of Michigan and at December 31, 2007, the Corporation did not have any nonperforming assets in that portion of the state. In addition, the sizes of the loan transactions are generally relatively small, which further decreases the risk of loss within the commercial loan portfolio due to the lack of loan concentration. While it has been well publicized nationwide throughout 2007 that appraisal values of residential real estate have generally declined, the Corporation has also experienced some declines in commercial real estate appraisals due to the weakness in the economy in Michigan. It is management’s assessment as of December 31, 2007, for both commercial and residential real estate loans, that the discounted loan to value ratios within the Corporation’s lending market areas are generally still within an acceptable underwriting range. Based on the declines in both commercial and residential real estate values, management continues to discount appraised values to compute estimated fair market values of real estate secured loans.

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

Impaired loans were $45.9 million as of December 31, 2007, $19.8 million as of December 31, 2006 and $9.8 million as of December 31, 2005. All nonaccrual commercial, real estate commercial and real estate construction-commercial loans, which totaled $43.6 million at December 31, 2007, met the definition of an impaired loan. The Corporation also identified loans in each of these loan types totaling $2.3 million that were in an accrual status as of December 31, 2007 that met the definition of an impaired loan. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, it was determined that impaired loans totaling $22.2 million at December 31, 2007, required a specific allocation of the allowance for loan losses (impairment reserve), compared to $3.8 million of impaired loans at December 31, 2006 and $5.1 million of impaired loans at December 31, 2005 requiring a specific allocation of the allowance. The specific allocation of the allowance for loan losses on impaired loans was $4.6 million at December 31, 2007, $0.9 million at December 31, 2006 and $1.3 million at December 31, 2005. At December 31, 2007, $7.7 million of impaired loans, that did not require a specific allocation of the allowance for loan losses as of that date, were partially charged off, totaling $2.2 million over 2006 and 2007, primarily as a result of declining real estate values. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation; therefore, the eventual outcome may differ from the estimates used on these loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table provides a five-year history of nonperforming assets and the composition of nonperforming loans by major loan category:

TABLE 5. NONPERFORMING ASSETS

	December 31,
	2007	2006	2005	2004	2003

	(Dollars in thousands)

Nonaccrual loans:
Commercial	$10,961	$4,203	$3,133	$3,245	$3,902
Real estate commercial	19,672	9,612	2,950	1,343	1,550
Real estate construction	12,979	2,552	3,741	—	—
Real estate residential	8,516	2,887	3,853	3,133	694
Consumer	3,468	985	884	676	545

Total nonaccrual loans	55,596	20,239	14,561	8,397	6,691
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	1,958	1,693	825	106	777
Real estate commercial	4,170	2,232	2,002	—	924
Real estate construction	—	174	—	—	—
Real estate residential	1,470	1,158	1,717	1,023	2,371
Consumer	166	1,414	592	524	584

Total accruing loans contractually past due 90 days or more as to interest or principal payments	7,764	6,671	5,136	1,653	4,656

Total nonperforming loans	63,360	26,910	19,697	10,050	11,347
Other real estate and repossessed assets	11,132	8,852	6,801	6,799	6,002

Total nonperforming assets	$74,492	$35,762	$26,498	$16,849	$17,349

Nonperforming loans as a percent of total loans	2.26%	0.96%	0.73%	0.39%	0.46%
Nonperforming assets as a percent of total assets	1.98%	0.94%	0.71%	0.45%	0.47%

Total nonperforming loans were $63.4 million, or 2.26%, of total loans at December 31, 2007, compared to $26.9 million, or 0.96%, of total loans at December 31, 2006. The level and composition of nonperforming loans in 2007 were adversely affected by economic conditions in the state of Michigan and in the Corporation’s local markets. The majority of the increase in nonperforming loans during 2007 occurred in commercial, real estate commercial and real estate construction loans.

Nonperforming commercial loans of $12.9 million at December 31, 2007 were up $7.0 million, or 119%, from nonperforming commercial loans at December 31, 2006 of $5.9 million. At December 31, 2007, the Corporation had one nonperforming commercial loan over $1 million, with the customer’s loan relationship totaling $1.7 million. This customer is a retailer of mobile and modular homes, with the loan secured primarily by an inventory of mobile homes. The Corporation has initiated legal proceedings against the borrower for payment and expects a lengthy workout of this credit relationship. A $0.5 million impairment reserve was established on this loan in the fourth quarter of 2007. In addition, the Corporation has a customer with a nonperforming commercial loan balance of $0.5 million that also has a nonperforming real estate commercial loan with a balance of $0.5 million at December 31, 2007, resulting in $1.0 million of total nonperforming loans with this customer at December 31, 2007. This customer’s business is an excavating company and the loans are secured by construction equipment, accounts receivable and commercial property, primarily a gravel pit. Business has been slow for this customer, which has created cash flow difficulties, although the customer’s business has recently slightly improved. At December 31, 2007, the Corporation assessed the fair value of the underlying collateral to be in excess of the principal balances of the loans.

The Corporation’s real estate commercial loan portfolio is comprised of four segments: commercial real estate, land development and vacant land loans that are combined within the real estate commercial loan category and also real estate construction loans. The following definitions are provided to clarify the types of loans included in each of the real estate commercial loan segments. Commercial real estate loans are secured by real estate occupied by the owner for ongoing operations and by non-owner occupied real estate leased to one or more tenants. Land development loans are secured by land continued on next page

MANAGEMENT’S DISCUSSION AND ANALYSIS

NONPERFORMING ASSETS (CONTINUED)

that has been developed in terms of infrastructure improvements to create finished marketable lots for commercial or residential construction. Vacant land loans are secured by undeveloped land which has been acquired for future development. Real estate construction loans are secured by commercial, retail and residential real estate in the construction phase with the intent to be sold or become an income producing property and land development loans that are secured by land that is in the process of actively being developed in terms of infrastructure improvements to create finished marketable lots for future development.

Nonperforming real estate commercial loans totaled $23.9 million at December 31, 2007 and were comprised of $21.0 million of real estate commercial loans, $1.4 million of land development loans and $1.5 million of vacant land loans. Nonperforming real estate construction loans totaled $13.0 million at December 31, 2007 and were comprised primarily of residential real estate development loans. At December 31, 2007, $15.1 million of the nonperforming real estate commercial and construction loans were in various stages of foreclosure with 22 borrowers. At December 31, 2007, the Corporation’s nonperforming real estate commercial loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Company’s market areas. The Michigan economy remains weak, thus creating a difficult business environment for many lines of business across the state. In addition, the economy in Michigan has adversely impacted housing demand throughout the state and, accordingly, the Corporation has experienced an increase in the number of its residential real estate development borrowers with cash flow difficulties associated with a significant decline in sales of residential real estate. The following discussion of the Corporation’s nonperforming real estate commercial loans has been segregated into the four real estate commercial loan segments, described above, to provide more detail on the risk associated with these type loans.

The Corporation’s nonperforming real estate commercial loans of $21.0 million at December 31, 2007 were comprised of approximately 60 borrowers with loan relationships from $5,000 to $2.3 million, with seven borrowers having loan relationships exceeding $1 million and comprising $10.7 million, or 51%, of these loans as of that date. A description of these seven loan relationships follows. One loan relationship involves two loans to related borrowers totaling $2.3 million that are secured by the same non-owner occupied real estate, with foreclosure proceedings commenced. A loan relationship in the amount of $1.7 million is secured by a hotel. The carrying value of this loan was written down $0.2 million in the fourth quarter of 2007. A loan relationship in the amount of $1.2 million is secured by interests in three hotels. While the business cash flows appear to be adequate to service the debt on the loan, the customer has not kept the loan payments current and, therefore, foreclosure proceedings are probable. At December 31, 2007, the Corporation assessed the fair market value of the underlying collateral of the above described three loan relationships and determined it was in excess of the remaining carrying values of the loans. A loan in the amount of $1.3 million is secured by a restaurant that closed operations in January 2008. Based on the nature of the collateral, declining real estate values and limited market interest in this property, the Corporation partially charged off this loan in the amount of $1.4 million ($0.3 million in 2007 and $1.1 million in 2006). In addition, during the fourth quarter of 2007 an impairment reserve of $0.25 million was established on this loan. The Corporation received title to this property in January 2008 and the restaurant is for sale. A loan relationship in the amount of $1.3 million is secured by an automobile dealership and is also secured with a seventy-five percent guarantee by a federal governmental agency. A $0.26 million impairment reserve was established on this loan in the third quarter of 2007 attributable to the unguaranteed portion of the loan. A loan relationship in the amount of $1.6 million is secured by a hotel. Foreclosure proceedings have begun on this loan. A $0.15 million impairment reserve was established on this loan during the third quarter of 2007. A loan relationship in the amount of $1.3 million is secured by a sixty-unit apartment complex where the borrower has a pending sale in process. If the pending sale does not occur, the Corporation will commence foreclosure proceedings. A $0.2 million impairment reserve was established during the third quarter of 2007 on this loan.

The Corporation’s nonperforming land development loans were $1.4 million and nonperforming vacant land loans were $1.5 million at December 31, 2007. These loans represented amounts due primarily from one customer. The carrying value of this customer’s loan relationship totaled $2.5 million at December 31, 2007 and was secured by forty-three residential lots and multiple parcels of vacant land, zoned both commercial and residential. Foreclosure proceedings have begun with this borrower. Due to declining real estate values, the Corporation partially charged off this loan in the amount of $0.4 million in the fourth quarter of 2007. The Corporation determined that the fair value of the underlying collateral exceeded the remaining carrying value of this loan relationship at December 31, 2007.

The Corporation’s $13.0 million of nonperforming construction loans at December 31, 2007 were comprised of 12 borrowers, with three borrowers having loan relationships exceeding $1 million and comprising 81% of total nonperforming construction loans as of that date. The first loan relationship has a principal balance of $6.1 million and is secured by a condominium hotel

MANAGEMENT’S DISCUSSION AND ANALYSIS

project on waterfront property. The project is complete, although there were no sales in 2007. This loan is secured by twelve unsold units and adjacent property. A $0.27 million impairment reserve was established on this loan during the fourth quarter of 2007. The second loan relationship has a principal balance of $3.2 million and is secured by a residential condominium project consisting of 129 sites, with 69 units sold, four units that have been completed and offered for sale and 56 sites available for construction. There were no sales in 2007 in this project. A $1 million impairment reserve was established on this loan during the fourth quarter of 2007. The third loan relationship is comprised of a nonperforming construction loan with a carrying value of $1.2 million and a nonperforming real estate commercial loan of $0.3 million at December 31, 2007 that are both secured by two residential condominium projects with eleven total units, with construction complete on three of the units and offered for sale by the borrower, and residential real estate. The construction loan was partially charged off in the amount of $0.5 million ($0.1 million in 2007 and $0.4 million in 2006). Judicial foreclosure proceedings have commenced on this loan. The Corporation determined that the fair value of the underlying collateral exceeded the remaining carrying value of this loan relationship at December 31, 2007.

Nonperforming real estate residential loans were $10.0 million at December 31, 2007, an increase of $6.0 million, or 147%, over total nonperforming real estate residential loans of $4.0 million at December 31, 2006. Nonperforming real estate residential loans represented 15.8% of nonperforming loans at December 31, 2007, compared to 15.0% at December 31, 2006. The increase in nonperforming real estate residential loans was primarily due to a rise in delinquencies, bankruptcies and foreclosures reflective of weak economic conditions in Michigan.

Nonperforming consumer loans were $3.6 million at December 31, 2007, compared to $2.4 million at December 31, 2006. The increase in nonperforming consumer loans during 2007 was reflective of the weak economic conditions within Michigan.

Other real estate and repossessed assets totaled $11.1 million at December 31, 2007, and consisted of commercial real estate of $5.4 million, residential real estate of $5.5 million and other repossessions, mostly automobiles, boats and recreational vehicles, of $0.2 million. Other real estate and repossessed assets totaled $8.9 million at December 31, 2006, and consisted of commercial real estate of $5.5 million, residential real estate of $3.0 million and other repossessions, mostly automobiles, boats and recreational vehicles, of $0.4 million. A significant portion, or 34%, of other real estate at December 31, 2007 was represented by two commercial real estate properties totaling $3.7 million. One of these properties with a book value of $1.2 million was sold on a land contract, although the purchaser’s down-payment was not sufficient to account for the transaction as a sale in accordance with generally accepted accounting principles. Payments on the land contract are reducing the book value balance, with scheduled payments current as of December 31, 2007. The second property with a book value of $2.5 million is a high rise mixed use condominium property with eleven residential units in various stages of completion and six retail business condominium units offered for sale. There had been only one residential unit sold on this project as of December 31, 2007 and this unit was sold in 2005. The Corporation obtained an updated appraisal of the condominium property during the first quarter of 2007, which assessed the time to sell the remaining units at approximately thirty months. In addition, the Corporation held seventeen other commercial real estate properties for sale at December 31, 2007, totaling $1.7 million with book values of $22,000 to $0.32 million, with three of these properties having an individual book value greater than $0.25 million. The residential real estate component of other real estate of $5.5 million at December 31, 2007 was comprised of forty-eight properties with four properties having an individual book value greater than $0.25 million. The inventory of real estate properties for sale across the state of Michigan has resulted in an increase in the Corporation’s carrying time of holding other real estate. Excluding the property sold on a land contract, $4.5 million, or 47%, of the remaining other real estate held at December 31, 2007 had been held in excess of one year as of that date.

MANAGEMENT’S DISCUSSION AND ANALYSIS

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses (provision) is the amount added to the allowance for loan losses (allowance) to absorb inherent loan losses (charge-offs) in the loan portfolio. A summary of the activity in the allowance for years 2007 back through 2003 is included in Table 3. Management quarterly evaluates the allowance to ensure the level is adequate to absorb losses inherent in the loan portfolio. This evaluation is based on a continuous review of the loan portfolio, both individually and by category, and includes consideration of changes in the mix and volume of the loan portfolio, actual loan loss experience and loan loss trends, the financial condition of the borrowers, industry and geographical exposures within the portfolio, economic conditions and employment levels of the Corporation’s local markets, and special factors affecting business sectors. A formal evaluation of the allowance is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance. The Corporation’s loan review function is independent of the loan origination function and reviews this evaluation. The Corporation’s loan review function was performed by internal staff in 2007 and a combination of internal staff and third-party consulting firms during 2006 and 2005. Loan review performs a detailed credit quality review at least annually on commercial, real estate commercial and real estate construction-commercial loans, particularly focusing on larger balance loans and loans that have deteriorated below certain levels of credit risk.

The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the remainder of the loan portfolio but that have not been specifically identified. The allowance for loan losses is comprised of specific impairment reserve allocations (assessed for loans that have known credit weaknesses), allowances based on assigned risk ratings, general allowances on the remainder of the loan portfolio based primarily on historical loan loss experience and loan loss trends, and an unallocated allowance for the imprecision in the subjective nature of the specific and general allowance methodology. Factors contributing to the determination of specific impairment reserve allocations include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. The Corporation establishes the allowance allocations by the application of projected loss percentages to adversely-graded commercial, real estate commercial and real estate construction-commercial loans by grade categories. General allowances are allocated to all other loans by loan category, based on a defined methodology that focuses on loan loss experience and trends. Allowance allocations to loan categories are developed based on historical loss and past due trends, management’s judgment concerning those trends and other relevant factors, including delinquency, default, and loss rates, as well as general economic conditions. Some loans will not be repaid in full. Therefore, an allowance for loan losses is maintained at a level that represents management’s best estimate of inherent losses within the loan portfolio.

In determining the allowance and the related provision for loan losses, the Corporation considers four principal elements: (i) specific impairment reserve allocations based upon probable losses identified during the review of impaired commercial, real estate commercial and real estate construction-commercial loan portfolios, (ii) allocations established for adversely-rated commercial, real estate commercial and real estate construction-commercial loans, (iii) allocations on all other loans based principally on historical loan loss experience and loan loss trends, and (iv) an unallocated allowance based on the imprecision in the overall allowance methodology.

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

The third element is determined by assigning allocations based principally upon the three-year average of loss experience for each type of loan. Average losses may be adjusted based on current loan loss and delinquency trends and for the projected impact of loans acquired in branch and bank acquisitions. Loan loss analyses are performed quarterly.

The fourth element is based on factors that cannot be associated with a specific credit or loan category and reflects an attempt to ensure that the overall allowance for loan losses appropriately reflects a margin for the imprecision necessarily inherent in

MANAGEMENT’S DISCUSSION AND ANALYSIS

the estimates of expected loan losses. Management maintains an unallocated allowance to recognize the uncertainty and imprecision underlying the process of estimating projected loan losses. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocation methodology discussed above, involves the exercise of judgment. The unallocated allowance associated with the imprecision in the risk rating system is based on a historical evaluation of the accuracy of the risk ratings associated with loans. This unallocated portion of the allowance is judgmentally determined and generally serves to compensate for the uncertainty in estimating losses, particularly in times of changing economic conditions, and also considers the possibility of improper risk ratings. The unallocated allowance considers the lagging impact of historical charge-off ratios in periods where future loan charge-offs are expected to increase, trends in delinquencies and nonaccrual loans, the changing portfolio mix in terms of collateral, average loan balance, loan growth, the degree of seasoning in the various loan portfolios, and loans recently acquired through acquisitions. The unallocated portion of the allowance also takes into consideration economic conditions within the state of Michigan and nationwide, including unemployment levels, industry-wide loan delinquency rates and in 2007 declining commercial and residential real estate values and historically high inventory levels of residential lots, condominiums and single family houses held for sale.

The underlying credit quality of the Corporation’s real estate residential and consumer loan portfolios is dependent primarily on each borrower’s ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the value of the collateral, if any, securing the loan. A borrower’s ability to pay typically is dependent primarily on employment and other sources of income, which in turn is impacted by general economic conditions, although other factors may also impact a borrower’s ability to pay. At December 31, 2007, the unemployment rate in the state of Michigan was approximately 7.6%, compared to the national average of approximately 5.0%.

The provision for loan losses was $11.5 million in 2007, $5.2 million in 2006 and $4.29 million in 2005. The Corporation experienced net loan charge-offs of $6.18 million in 2007, $5.65 million in 2006 and $4.30 million in 2005. Net loan charge-offs as a percentage of average loans were 0.22% in 2007, 0.20% in 2006 and 0.16% in 2005. The increase in net loan charge-offs in 2007 occurred primarily in the commercial loan types. The ten largest commercial loan charge-offs were primarily real estate based loans and totaled $2.1 million. These ten loan charge-offs represented 45% of total gross commercial loan type charge-offs in 2007. The Corporation’s allowance was $39.4 million at December 31, 2007 and represented 1.41% of total loans, compared to $34.1 million and 1.21% of total loans at December 31, 2006.

The Corporation’s provision for loan losses was $6.3 million higher in 2007 than in 2006. The increase in the provision for loan losses in 2007 was largely driven by an increase in the impairment reserve (specific allocation of the allowance) on impaired loans and also by increases in nonperforming loans, loan delinquencies, and the overall average risk grade of the commercial and real estate-commercial loan portfolios.

The level of the provision for loan losses reflects management’s assessment of the allowance for loan losses. During 2007, the provision for loan losses of $11.5 million exceeded net loan charge-offs by $5.3 million. The excess was reflective of credit deterioration in 2007. Nonperforming loans increased $36.5 million, or 135%, in 2007 to $63.4 million, or 2.26% of total loans at December 31, 2007. The increase in nonperforming loans in 2007 occurred in all loan categories, although the majority of the increase occurred in the commercial loan categories. During 2007, the Corporation’s total impairment reserve increased $3.7 million to $4.6 million at December 31, 2007, and represented $3.7 million of the $5.3 million excess of the provision for loan losses over net loan charge-offs during 2007. A further increase in the provision for loan losses of $1.6 million was required in 2007 in accordance with the Corporation’s defined methodology of assessing the adequacy of the allowance, which included consideration of the upward trends during 2007 in nonperforming loans, higher loan delinquencies, an increase in the average risk of the graded portion of the loan portfolio and the downward trend in the economy in Michigan.

Impaired loans were $45.9 million as of December 31, 2007, $19.8 million as of December 31, 2006 and $9.8 million as of December 31, 2005. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, it was determined that impaired loans totaling $22.2 million required a specific allocation of the allowance for loan losses at December 31, 2007, compared to $3.8 million of impaired loans at December 31, 2006 and $5.1 million of impaired loans at December 31, 2005. The allowance for loan losses allocated to impaired loans was as follows: $4.6 million at December 31, 2007, $0.9 million at December 31, 2006 and $1.3 million at December 31, 2005. Accordingly, at December 31, 2007, the Corporation, after individually reviewing its impaired loans, determined that $23.7 million of nonperforming commercial and commercial real estate-based loans as of that date were deemed to have sufficient collateral continued on next page

MANAGEMENT’S DISCUSSION AND ANALYSIS

PROVISION AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

values so as not to require a specific allocation of the allowance for loan losses to these loans. The carrying value of impaired loans of $45.9 million at December 31, 2007 was net of $3.7 million in partial loan write-downs (charge-offs) on these loans in 2007 and 2006, with $1.5 million of write-downs attributable to impaired loans that had an impairment reserve at December 31, 2007 and $2.2 million of write-downs attributable to $7.7 million of the total $23.7 million of impaired loans that did not require an impairment reserve at December 31, 2007. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation, therefore the eventual outcome may differ from the estimates used on these loans.

Economic conditions in the Corporation’s markets, all within Michigan, were generally less favorable than those nationwide during 2007. Forward-looking indicators suggest these economic conditions will continue into 2008.

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

TABLE 6. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
	2007		2006		2005		2004		2003

		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
Loan Type	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)

Commercial	$9,666	18.8%	$8,896	19.4%	$9,011	19.1%	$8,752	18.1%	$8,814	16.4%
Real estate commercial	12,782	26.7	11,375	25.9	11,613	26.0	11,914	27.0	9,997	25.3
Real estate construction	3,042	4.9	1,761	5.2	1,816	5.8	1,382	4.7	1,874	5.6
Real estate residential	5,467	29.9	3,641	29.8	3,576	29.1	4,023	29.4	4,006	30.9
Consumer	6,622	19.7	6,835	19.7	6,744	20.0	6,659	20.8	7,799	21.8
Unallocated	1,843	—	1,590	—	1,388	—	1,436	—	689	—

Total	$39,422	100.0%	$34,098	100.0%	$34,148	100.0%	$34,166	100.0%	$33,179	100.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS

NONINTEREST INCOME

Noninterest income totaled $43.3 million in 2007, $40.1 million in 2006 and $39.2 million in 2005. Noninterest income increased $3.2 million, or 7.8%, in 2007 and increased $0.9 million, or 2.4%, in 2006 compared to the prior year. Noninterest income as a percentage of net revenue (net interest income plus noninterest income) was 25.0% in 2007, 23.3% in 2006 and 21.7% in 2005.

The following schedule includes the major components of noninterest income during the past three years:

TABLE 7. NONINTEREST INCOME

	Years Ended December 31,
	2007	2006	2005

	(In thousands)

Service charges on deposit accounts	$20,549	$20,993	$20,371
Trust and investment services revenue	8,347	7,906	7,909
Other fees for customer services	3,031	3,068	2,363
ATM and network user fees	2,968	2,707	2,726
Investment fees	2,978	2,472	1,877
Insurance commissions	773	778	917
Mortgage banking revenue	2,117	1,742	1,663
Gain on insurance settlement	1,122	—	—
Gains on sales of branch bank properties	912	—	—
Gains on sale of acquired loans	—	1,053	—
Investment securities net gains (losses)	4	(1,330)	541
Other	487	758	853

Total Noninterest Income	$43,288	$40,147	$39,220

Service charges on deposit accounts were $20.5 million in 2007, $21.0 million in 2006 and $20.4 million in 2005. The decline of $0.5 million, or 2.1%, in 2007 was primarily attributable to a lower level of customer activity in areas where fees and service charges are applicable and customers choosing alternative non-fee based accounts. The increase of $0.6 million, or 3.1%, in 2006 was primarily attributable to increases in fees assessed and a higher level of customer activity in areas where fees and service charges are applicable.

Trust and investment services revenue (trust services revenue) was $8.3 million in 2007, $7.9 million in 2006 and $7.9 million in 2005. Trust services revenue increased 5.6% in 2007 over the prior year as assets under management were higher than in the prior year. Positive investment returns in the equity markets were largely responsible for the year over year increase in assets under management. Trust services revenue was unchanged in 2006 compared to 2005. While growth in the equity markets produced additional trust services revenue in 2006, it was offset by the effect of modest changes in the composition of assets under management.

Other fees for customer services were $3.0 million in 2007, $3.1 million in 2006 and $2.4 million in 2005. The 2006 increase of $0.7 million, or 29.8%, was primarily attributable to $0.6 million of float income earned on the sale of bank money orders to customers that was recognized in noninterest income in 2006, as compared to being recognized in interest income in 2005, as a result of the transfer of the bank money order process to a third-party vendor.

ATM and network user fees were $3.0 million in 2007, $2.7 million in 2006 and $2.7 million in 2005. ATM and network user fees increased $0.3 million, or 9.6%, in 2007 due primarily to a $0.3 million, or 53.6%, decline in the reserve for debit card reward points that was attributable to the retirement of inactive points. ATM and network user fees in 2006 were virtually unchanged from 2005. Management believes that the expansion of ATMs by non-banking institutions was the primary reason for the lack of growth in ATM fee revenue in 2006.

Investment fees in 2007 were $3.0 million, up $0.5 million, or 20.5%, compared to investment fees of $2.5 million in 2006. This follows an increase in investment fees in 2006 of $0.6 million, or 31.7%, compared to investment fees of $1.9 million in 2005. The increase in investment fees between 2007 and 2006 resulted from higher sales of investment products under the Corporation’s “CFC Investment Center” program. The increase in investment fees in 2006 over 2005 was largely a result of a broader mix of products and services being offered to customers through the “CFC Investment Center” program.

continued on next page

MANAGEMENT’S DISCUSSION AND ANALYSIS

NONINTEREST INCOME (CONTINUED)

Insurance commissions were $0.8 million in 2007, $0.8 million in 2006 and $0.9 million in 2005. The virtually unchanged insurance commissions in 2007, compared to 2006, were due to lower title insurance commissions being partially offset by higher credit life insurance income.

Mortgage banking revenue (MBR) was $2.1 million in 2007, $1.7 million in 2006 and $1.7 million in 2005. During 2007, the Corporation sold $136 million of real estate residential loans in the secondary market, compared to $118 million in 2006 and $111 million in 2005. During 2007, generally all fifteen-year and longer term mortgages were sold in the secondary market. The increase in MBR in 2007, compared to 2006, was primarily attributable to an increase in the amount of loans sold and in net gains on sales of loans. Based on similar market conditions and the amount of loans sold, MBR in 2006, compared to 2005, was unchanged.

During the third quarter of 2007, the Corporation recognized a $1.1 million nonrecurring gain from an insurance settlement due to damage to a branch building from a fire in an adjacent structure on February 13, 2007. In addition, during the second quarter of 2007, the Corporation realized $0.9 million of gains on the sales of a branch office building and a parcel of excess land contiguous to an existing branch office.

During the fourth quarter of 2006, the Corporation recognized $1.1 million in gains on the sale of $14 million in long-term fixed interest rate real estate residential mortgage loans that were acquired in the 2006 branch transaction. There was no such sale of loans from acquisitions in 2007 or 2005.

The Corporation recognized losses on the sale of investment securities of $1.3 million in 2006 and net gains of $0.5 million in 2005. During the fourth quarter of 2006, the Corporation sold $68 million of U.S. Treasury and government sponsored agency investment securities scheduled to mature in 2007 and 2008 that had an average yield of 3.12% and realized a $1.3 million loss. The Corporation had a significant volume of investment securities maturing in 2007 and management deemed it prudent to sell and reinvest a portion of these securities during 2006 as part of its interest rate risk management program. The proceeds from the sale were reinvested in U.S. Treasury and government sponsored agency investment securities with an average life of 3 years and an average yield of 4.81%. In 2005, the Corporation extended the average life of the investment securities portfolio and funded loan growth by selling $109 million of short-term investment securities for a net gain of $0.5 million.

Noninterest income, excluding the gain on an insurance settlement, gains on sales of branch bank properties, investment securities net gains and losses and the gains on the sale of acquired loans in 2006, was $41.2 million in 2007, $40.4 million in 2006 and $38.7 million in 2005. Noninterest income, excluding these non-recurring items, increased $0.8 million, or 2.0%, in 2007 and increased $1.7 million, or 4.5%, in 2006. The increase in 2007, compared to 2006, was primarily attributable to increases in trust and investment services revenue, ATM and network user fees, investment fees and mortgage banking revenue being partially offset by a decline in service charges on deposit accounts and other miscellaneous income. The increase in 2006, compared to 2005, was primarily attributable to increases in service charges on deposit accounts, other fees for customer services and investment fees.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OPERATING EXPENSES

Total operating expenses were $104.7 million in 2007, $97.9 million in 2006 and $98.5 million in 2005.

The following schedule includes the major categories of operating expenses during the past three years:

TABLE 8. OPERATING EXPENSES

	Years Ended December 31,
	2007	2006	2005

	(Dollars in thousands)

Salaries and wages	$48,651	$44,959	$44,304
Employee benefits	10,357	11,053	12,462
Occupancy	10,172	9,534	9,421
Equipment	8,722	8,842	8,867
Postage and courier	2,841	2,599	2,559
Supplies	1,544	1,335	1,145
Professional fees	4,382	2,645	3,367
Outside processing/service fees	3,495	2,141	1,347
Michigan single business tax	1,132	1,391	2,012
Advertising and marketing	1,854	1,645	1,720
Intangible asset amortization	1,786	2,087	2,152
Telephone	1,829	1,868	1,696
Loan and collection	2,909	2,899	1,728
Other	4,997	4,876	5,683

Total Operating Expenses	$104,671	$97,874	$98,463

Full-time equivalent staff (at December 31)	1,368	1,443	1,434
Efficiency ratio	59.6%	56.1%	54.2%

Operating expenses were $104.7 million in 2007, an increase of $6.8 million, or 6.9%, compared to 2006. The increase in 2007 was primarily due to increases in salaries and wages, professional fees and outside processing/service fees. In 2006, operating expenses were $97.9 million, a decline of $0.6 million, or 0.6%, compared to 2005. The decline in 2006 was primarily due to decreases in employee benefits, professional fees, Michigan single business tax and other expenses that were partially offset by increases in salaries and wages, outside processing/service fees and loan and collection costs.

Total operating expenses as a percentage of total average assets were 2.77% in 2007, 2.60% in 2006 and 2.60% in 2005.

Salaries, wages and employee benefits remain the largest components of operating expenses. These expenses totaled $59.0 million in 2007, $56.0 million in 2006 and $56.8 million in 2005. Personnel expenses as a percentage of total operating expenses were 56.4% in 2007, 57.2% in 2006 and 57.7% in 2005. Salaries and wages increased $3.7 million, or 8.2%, in 2007 due to incurring $1.7 million of reorganization costs and $2.0 million of additional compensation costs due to adding new positions, annual merit compensation increases and higher stock incentive compensation expense.

In April 2007, the Corporation announced an internal reorganization that centralized six operational departments and reduced back-office and management staff. The reorganization was complete at December 31, 2007. The Corporation recognized $1.7 million in compensation related expense during 2007 for severance and early retirement costs in conjunction with the internal reorganization. The $1.7 million in reorganization expense was comprised of $1.3 million in severance costs, $0.3 million of early retirement pension cost and $0.1 million of payroll taxes, included in salaries and wages. Compensation cost increases also resulted from the addition of personnel from the 2006 branch transaction and new branch banking offices opened in late 2006 and early 2007, and the addition of technical and professional positions that were added in 2007 to meet the Corporation’s strategic initiatives. Compensation cost increases were only partially offset by the reduction of salaries for severed employees as these staff reductions occurred mostly in the last four months of 2007. The Corporation’s number of employees, on a full-time equivalent basis, declined in total at December 31, 2007 compared to December 31, 2006, as a result of the reorganization. Salaries and wages increased by only $0.7 million, or 1.5%, in 2006, compared to 2005, as salary increases and additional salaries attributable to the 2006 branch transaction were largely offset by staff reductions resulting continued on next page

MANAGEMENT’S DISCUSSION AND ANALYSIS

OPERATING EXPENSES (CONTINUED)

from the Corporation’s internal consolidation and the closure of eight under-performing branch banking offices during the year.

Employee benefits declined $0.7 million, or 6.3%, in 2007. The decline was primarily due to the transition from a defined benefit plan to a defined contribution plan that began in mid-2006. Pension cost (defined benefit and defined contribution plans combined) for 2007 compared to 2006 declined $0.6 million, or 17.7%. Employee benefits declined $1.4 million, or 11.3%, in 2006. The decline was primarily due to lower pension expense and group health insurance costs. Pension expense in 2006 declined $1.2 million, or 32.5%, compared to 2005, due primarily to the partial freeze of the defined benefit pension plan and the transition to a defined contribution plan for two-thirds of the employees on June 30, 2006. Group health insurance costs declined $0.5 million, or 11.4%, in 2006 due to lower employee healthcare claims experience.

In anticipation of the adoption of the modified prospective method of SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)), the board of directors of the Corporation in December 2005 accelerated the vesting of certain unvested “out-of-the-money” nonqualified stock options previously awarded to employees, including executive officers, under the Corporation’s stock incentive compensation plan. As a result of this action, stock options that otherwise would have vested in years 2006-2009 became fully vested on December 31, 2005. Options to purchase 167,527 shares of the Corporation’s common stock, or 90% of outstanding unvested options, were accelerated. The weighted average exercise price of the options subject to acceleration was $39.23 per share. The purpose of the acceleration was to enable the Corporation to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of income upon adoption of SFAS 123(R) in January 2006. The Corporation also believes that because the options that were accelerated had exercise prices in excess of the then-current market value of the Corporation’s common stock, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention. The acceleration of the vesting of these options reduced non-cash compensation expense in years 2006, 2007, 2008 and 2009, in the amounts of $0.61 million, $0.37 million, $0.22 million and $0.09 million, respectively, following the adoption of SFAS 123(R) on January 1, 2006. In addition, the board of directors granted options to purchase 177,450 shares in December 2005 that became immediately vested. Based on an estimated value calculation using the Black-Scholes methodology, these options had a grant date fair value of $1.66 million. As the 177,450 options granted in December 2005 were vested as of December 31, 2005, the Corporation will not recognize future non-cash compensation expense in conjunction with these options. The Corporation recognized compensation expense related to stock options of $0.22 million in 2007.

Occupancy expense of $10.2 million in 2007 increased $0.6 million, or 6.7%, in 2007. The increase in 2007 was attributable to increases in several expense categories including building repair and maintenance, utilities, real estate taxes, depreciation and other occupancy expense due largely to the acquisition of two branches in August 2006 and the addition of four newly constructed branch banking offices in late 2006 and early 2007. Occupancy expense in 2006 was $9.5 million and included $0.1 million of internal consolidation costs, primarily related to the closure of eight under-performing branch banking offices. Occupancy expense in 2006 remained flat in relation to 2005, due primarily to the reduction in operating costs associated with the closure of the eight branch banking offices. Depreciation expense recorded in occupancy expense was $2.4 million, $2.2 million and $2.2 million in 2007, 2006 and 2005, respectively.

Equipment expense of $8.7 million in 2007 declined $0.1 million, or 1.4%, in 2007, due primarily to lower depreciation expense being partially offset by higher third-party software maintenance expense. Equipment expense was relatively unchanged in 2006 compared to 2005 as higher software and other equipment expenses were offset by lower depreciation expense. Depreciation expense on equipment was $3.3 million, $3.5 million and $3.8 million in 2007, 2006 and 2005, respectively.

Professional fees of $4.4 million in 2007 were $1.7 million, or 65.7%, higher than in 2006. The increase in professional fees was partially attributable to $0.6 million of consulting and legal fees related to corporate initiatives completed during the first quarter of 2007. In addition, external accounting fees and consulting fees for branch analysis were $0.5 million and $0.4 million higher than 2006, respectively. In 2006, professional fees were $0.7 million, or 21.4%, lower than in 2005. The decrease in professional fees in 2006 was mostly attributable to the impact of the change in independent auditors between 2005 and 2006, with a portion of the reduction attributable to lower fees and a portion related to the timing of the services provided between the two years.

Outside processing/service fees were $3.5 million in 2007, $2.1 million in 2006 and $1.3 million in 2005. The $1.4 million, or 63.2%, increase in 2007 compared to 2006 was primarily attributable to costs associated with a migration of the Corporation’s core processing mainframe technology to a system that has both greater capacity and flexibility, internet banking

MANAGEMENT’S DISCUSSION AND ANALYSIS

software support and third party technical support. The $0.8 million, or 58.9%, increase in outside processing/services fees in 2006 compared to 2005 was primarily attributable to the conversion to a new and enhanced internet banking software platform in 2006, which increased operating costs during 2006.

Michigan single business tax was $1.1 million in 2007, $1.4 million in 2006 and $2.0 million in 2005. The Michigan single business tax is not an income tax and therefore deferred tax assets and liabilities are not recorded related to this tax, which can result in moderate fluctuations in expense between years. The decline in both 2007 and 2006, compared to the prior year, was primarily due to lower taxable income compared to the prior year and the reversal of $0.4 million in expense, in both years, related to the reversal of contingent tax reserves no longer required due to the expiration of the statutory audit period. There was no similar tax reserve reversal recorded during 2005. The Michigan Single Business Tax, which expired December 31, 2007, was replaced by the Michigan Business Tax (MBT) in June 2007. The MBT includes a provision for a Financial Institutions Tax (FIT), which applies to all banks, savings banks, bank holding companies and all of their affiliated companies and became effective January 1, 2008.

Loan and collection expense was $2.9 million in 2007, $2.9 million in 2006 and $1.7 million in 2005. The significant increase in these costs in 2007 and 2006, compared to 2005, was attributable to the significant increase in nonperforming assets during 2007 and 2006 and the increased costs of holding and disposing of other real estate and repossessed assets.

Other categories of operating expenses include a wide array of expenses, including postage and courier, supplies, advertising and marketing expenses, intangible asset amortization, telephone costs and other expenses. In total, these other categories of operating expenses totaled $14.9 million in 2007, $14.4 million in 2006 and $15.0 million in 2005. The increase of $0.5 million, or 3.1%, in other operating expenses in 2007, as compared to 2006, was primarily attributable to increases in postage and courier, supplies, advertising and marketing and other expenses being partially offset by decreases in intangible asset amortization.

The Corporation’s efficiency ratio, which measures total operating expenses divided by the sum of net interest income (fully taxable equivalent) and noninterest income was 59.6% in 2007, 56.1% in 2006 and 54.2% in 2005. The increase in 2007, compared to 2006, was attributable to higher operating expense and lower net interest income. The increase in 2006, compared to 2005, was primarily attributable to lower net interest income.

INCOME TAXES

The Corporation’s effective federal income tax rate was 31.8% in 2007, 32.4% in 2006 and 32.5% in 2005. The fluctuations in the Corporation’s effective federal income tax rate reflect changes each year in the proportion of interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits. In 2006 and 2005, the Corporation’s provision for federal income taxes was also reduced as a result of the reassessment of uncertain tax positions. The amount of the reduction in the provision for federal income taxes resulting from the reassessment of uncertain tax positions was $0.2 million in 2006 and $0.9 million in 2005. There was no reduction in the provision for federal income taxes resulting from the reassessment of uncertain tax positions in 2007.

Tax-exempt income (FTE), net of related nondeductible interest expense, totaled $6.3 million for 2007, $5.9 million for 2006 and $4.9 million for 2005. Tax-exempt income (FTE) as a percentage of total interest income (FTE) was 2.7% in 2007, 2.7% in 2006 and 2.4% in 2005.

Income before income taxes (FTE) was $59.5 million in 2007, $71.4 million in 2006 and $79.9 million in 2005.

LIQUIDITY RISK

The Corporation manages its liquidity to ensure that it has the ability to meet the cash withdrawal needs of its depositors, provide funds for borrowers and at the same time ensure that the Corporation’s own cash requirements are met. The Corporation accomplishes these goals through the management of liquidity at two levels — the parent company and the subsidiary bank.

continued on next page

MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY RISK (CONTINUED)

During the three-year period ended December 31, 2007, the parent company’s primary source of funds was subsidiary dividends. The parent company manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements.

Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. Such restrictions have not had, and are not expected to have, any material effect on the Corporation’s ability to meet its cash obligations or impede its ability to manage its liquidity needs. As of December 31, 2007, the Corporation’s sole subsidiary bank, Chemical Bank, could pay dividends totaling $10.1 million to the parent company without obtaining prior regulatory approval. In addition to these funds, the parent company had $4.0 million in cash and cash equivalents at December 31, 2007.

Chemical Bank manages liquidity to ensure adequate funds are available to meet the cash flow needs of depositors and borrowers. Chemical Bank’s most readily available sources of liquidity are federal funds sold, interest-bearing deposits with unaffiliated banks, investment securities classified as available for sale and investment securities classified as held to maturity maturing within one year. These sources of liquidity are supplemented by new deposits, loan payments received from customers and Federal Home Loan Bank advances. At December 31, 2007, Chemical Bank had $58.0 million in federal funds sold, $6.2 million of interest-bearing deposits with unaffiliated banks, $502.8 million in investment securities available for sale and $25.2 million in other investment securities maturing within one year. These short-term assets totaled $592.2 million and represented 20.6% of total deposits at December 31, 2007.

The Corporation’s investment securities portfolio historically has been relatively short-term in nature. Information about the Corporation’s investment securities portfolio is summarized in Tables 9, 10 and 11.

TABLE 9. MATURITIES AND YIELDS* OF INVESTMENT SECURITIES AT DECEMBER 31, 2007

	Maturity**
			After One		After Five				Total
	Within		but Within		but Within		After		Carrying		Total
	One Year		Five Years		Ten Years		Ten Years		Value		Fair
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value

	(Dollars in thousands)

Available for Sale:
U.S. Treasury	$9,983	3.98%	$21,467	4.73%	$—	—%	$—	—%	$31,450	4.49%	$31,450
Government sponsored agencies	78,833	4.23	114,674	4.82	451	5.20	—	—	193,958	4.58	193,958
States and political subdivisions	1,553	7.86	2,930	7.77	2,031	6.62	—	—	6,514	7.43	6,514
Mortgage-backed securities	39,091	4.39	116,144	4.49	25,751	4.99	34,734	5.30	215,720	4.66	215,720
Collateralized mortgage obligations	94	6.48	219	6.47	112	6.13	150	5.72	575	6.21	575
Corporate bonds	6,921	5.14	47,631	5.11	—	—	—	—	54,552	5.11	54,552
Equity securities	—	—	—	—	—	—	502	8.72	502	8.72	502

Total Investment Securities Available for Sale	136,475	4.35	303,065	4.76	28,345	5.11	35,386	5.35	503,271	4.71	503,271

Held to Maturity:
Government sponsored agencies	17,690	3.55	1,028	3.67	—	—	—	—	18,718	3.56	18,641
States and political subdivisions	7,437	4.09	31,181	3.58	21,282	4.46	11,999	5.38	71,899	4.19	72,354
Mortgage-backed securities	71	8.21	185	7.78	177	7.41	193	6.39	626	7.30	662

Total Investment Securities Held to Maturity	25,198	3.72	32,394	3.61	21,459	4.48	12,192	5.40	91,243	4.08	91,657

Total Investment Securities	$161,673	4.25%	$335,459	4.65%	$49,804	4.84%	$47,578	5.36%	$594,514	4.61%	$594,928

*	Yields are weighted by amount and time to contractual maturity, are on a taxable equivalent basis using a 35% federal income tax rate and are based on amortized cost.

**	Mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal maturity. Equity securities have no stated maturity. All others are based on final contractual maturity.

MANAGEMENT’S DISCUSSION AND ANALYSIS

TABLE 10. SUMMARY OF INVESTMENT SECURITIES

	December 31,
	2007	2006	2005

	(In thousands)

Available for Sale:
U.S. Treasury	$31,450	$22,850	$43,755
Government sponsored agencies	193,958	228,365	220,080
States and political subdivisions	6,514	8,254	9,370
Mortgage-backed securities	215,720	249,224	297,811
Collateralized mortgage obligations	575	775	1,079
Corporate bonds	54,552	10,547	21,544
Equity securities	502	852	852

Total Investment Securities Available for Sale	503,271	520,867	594,491

Held to Maturity:
Government sponsored agencies	18,718	39,731	79,327
States and political subdivisions	71,899	53,996	47,438
Mortgage-backed securities	626	837	1,041

Total Investment Securities Held to Maturity	91,243	94,564	127,806

Total Investment Securities	$594,514	$615,431	$722,297

TABLE 11. MATURITY ANALYSIS OF INVESTMENT SECURITIES (as a % of total portfolio)

	December 31
	2007	2006	2005

Maturity:
Under 1 year	27.2%	25.0%	23.8%
1-5 years	56.4	58.9	60.7
5-10 years	8.4	9.3	7.9
Over 10 years	8.0	6.8	7.6

Total	100.0%	100.0%	100.0%

Table 12 presents the maturity distribution of time deposits of $100,000 or more at the end of each of the last three years. Time deposits of $100,000 or more declined $57.7 million during 2007 to $297.9 million at December 31, 2007 due partially to declines in municipal time deposits and increased $46.0 million during 2006 to $355.7 million at December 31, 2006, due primarily to increases in time deposit interest rates during 2006 and 2005, as compared to the interest rates on interest-bearing transaction and savings deposit accounts. Brokered time deposits of $100,000 or more were $3.25 million at December 31, 2005. There were no brokered deposits at December 31, 2006 and 2007. Time deposits of $100,000 or more represented 10.4%, 12.3% and 11.0% of total deposits at December 31, 2007, 2006 and 2005, respectively.

TABLE 12. MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE

	December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)

Maturity:
Within 3 months	$129,801	44%	$210,717	59%	$141,242	46%
After 3 but within 6 months	50,191	17	57,038	16	65,326	21
After 6 but within 12 months	68,308	23	73,997	21	52,388	17
After 12 months	49,636	16	13,929	4	50,741	16

Total	$297,936	100%	$355,681	100%	$309,697	100%

MANAGEMENT’S DISCUSSION AND ANALYSIS

BORROWED FUNDS

Borrowed funds include short-term borrowings and FHLB advances — long-term. Short-term borrowings are comprised of securities sold under agreements to repurchase, reverse repurchase agreements and short-term FHLB advances that have original maturities of one year or less. Securities sold under agreements to repurchase are amounts advanced by customers that are secured by investment securities owned by the Corporation’s subsidiary bank, as they are not covered by FDIC insurance. Reverse repurchase agreements are a means of raising funds in the capital markets by providing specific securities as collateral. During 2005, the Corporation entered into a $10 million reverse repurchase agreement with another financial institution by selling $11 million in U.S. treasury notes under an agreement to repurchase these notes. This reverse repurchase agreement was repaid during 2006. Short-term FHLB advances are borrowings from the FHLB with original maturities of one year or less and are generally used to fund short-term liquidity needs. FHLB advances, both short-term and long-term, are secured under a blanket security agreement by real estate residential first lien loans with an aggregate book value equal to at least 145% of the advances. Short-term borrowings are highly interest rate sensitive. Total short-term borrowings were $197.4 million at December 31, 2007, $209.0 million at December 31, 2006 and $203.6 million at December 31, 2005. A summary of short-term borrowings during 2007, 2006 and 2005 is included in Note M to the consolidated financial statements.

Long-term debt, comprised of FHLB advances — long-term, was $150.0 million at December 31, 2007 and $145.1 million at December 31, 2006. FHLB advances — long-term that will mature in 2008 total $65.0 million. FHLB advances — long-term are borrowings that are generally used to fund loans and a portion of the investment securities portfolio. A summary of FHLB advances — long-term outstanding at December 31, 2007 and 2006, is included in Note N to the consolidated financial statements.

FINANCIAL OBLIGATIONS

The Corporation has various financial obligations, including contractual obligations that may require future cash payments. Table 13 summarizes the Corporation’s obligations and estimated future payments at December 31, 2007. These obligations do not include interest. Refer to Notes H, M and N to the consolidated financial statements for a further discussion of these obligations.

TABLE 13. FINANCIAL OBLIGATIONS

	December 31, 2007
	Minimum Payments Due by Period
	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total

	(In thousands)

Deposits with no stated maturity	$1,797,306	$—	$—	$—	$1,797,306
Time deposits	844,064	216,097	7,462	10,660	1,078,283
Short-term borrowings	197,363	—	—	—	197,363
Federal Home Loan Bank advances — long-term	65,024	85,025	—	—	150,049
Low income housing project	241	453	127	—	821
Operating leases and non-cancelable contracts	4,416	7,096	3,823	338	15,673

Total financial obligations	$2,908,414	$308,671	$11,412	$10,998	$3,239,495

MANAGEMENT’S DISCUSSION AND ANALYSIS

The Corporation also has other commitments that may impact liquidity. Table 14 summarizes the Corporation’s commitments and expected expiration dates by period at December 31, 2007. Since many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation. Refer to Note S to the consolidated financial statements for a further discussion of these obligations.

TABLE 14. COMMITMENTS

	December 31, 2007
	Expected Expiration Dates by Period
	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total

	(In thousands)

Unused commitments to extend credit	$264,090	$68,528	$33,395	$38,639	$404,652
Undisbursed loans	101,736	—	—	—	101,736
Standby letters of credit	22,160	6,124	100	10	28,394

Total commitments	$387,986	$74,652	$33,495	$38,649	$534,782

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

The primary technique utilized by the Corporation to measure its interest rate risk is simulation analysis. Simulation analysis forecasts the effects on the balance sheet structure and net interest income under a variety of scenarios that incorporate changes continued on next page

MANAGEMENT’S DISCUSSION AND ANALYSIS

MARKET RISK (CONTINUED)

in interest rates, changes in the shape of the Treasury yield curve, changes in interest rate relationships, changes in the mix of assets and liabilities and loan prepayments.

These forecasts are compared against net interest income projected in a stable interest rate environment. While many assets and liabilities reprice either at maturity or in accordance with their contractual terms, several balance sheet components demonstrate characteristics that require an evaluation to more accurately reflect their repricing behavior. Key assumptions in the simulation analysis include prepayments on loans, probable calls of investment securities, changes in market conditions, loan volumes and loan pricing, deposit sensitivity and customer preferences. These assumptions are inherently uncertain as they are subject to fluctuation and revision in a dynamic environment. As a result, the simulation analysis cannot precisely forecast the impact of rising and falling interest rates on net interest income. Actual results will differ from simulated results due also to many other factors, including changes in balance sheet components, interest rate changes, changes in market conditions and management strategies.

Management performed various simulation analyses throughout 2007. The Corporation’s interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares various simulation analyses results to the constant interest rate forecast. At December 31, 2007 and 2006, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points over the same time period. These projections were based on the Corporation’s assets and liabilities remaining static over the next twelve months, while factoring in probable calls of U.S. agency securities and prepayments of mortgage-backed securities, real estate residential mortgage loans and certain consumer loans. Mortgage-backed securities and mortgage loan prepayment assumptions were developed from industry averages of prepayment speeds, adjusted for the historical prepayment performance of the Corporation’s own loans. The Corporation’s forecasted net interest income sensitivity is monitored by the ALCO within established limits as defined in the Corporation’s funds management policy. The Corporation’s policy limits the adverse change of a 200 basis point increase or decrease in short-term interest rates over the succeeding twelve months to no more than five percent of management’s most likely net interest income forecast.

At the end of 2007, the Corporation’s interest rate risk position was liability sensitive, meaning net interest income is expected to increase as interest rates fall and decrease as interest rates rise, other factors being unchanged.

Summary information about the interest rate risk measures, as described above, at December 31, 2007 and December 31, 2006 is presented below:

Year-End 2007 Twelve Month Projection
Interest Rate Change Projection (in basis points)	−200	−100	0	+100	+200

Percent change in net interest income vs. constant rates	2.0%	1.0%	—	(1.2)%	(2.5)%

Year-End 2006 Twelve Month Projection
Interest Rate Change Projection (in basis points)	−200	−100	0	+100	+200

Percent change in net interest income vs. constant rates	2.6%	1.4%	—	(1.4)%	(3.1)%

In 2007, the Corporation experienced a 1.6% decrease in net interest income. Net interest income was unfavorably impacted by a migration of deposit funds from lower cost transaction and savings accounts to higher cost savings and time deposit accounts and higher nonaccrual loans. These unfavorable items were partially offset by the impact of lower short-term interest rates during the fourth quarter of 2007 and modest growth in average loans and deposits in 2007 compared to 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS

CAPITAL

Capital provides the foundation for future growth and expansion. Total shareholders’ equity was $508.5 million at December 31, 2007, an increase of $0.6 million, or 0.1%, from total shareholders’ equity of $507.9 million at December 31, 2006. Earnings retention (net income less cash dividends declared and paid) was $18.4 million in 2007. Additionally, shareholders’ equity included reductions in accumulated other comprehensive loss during 2007 that increased shareholders’ equity $7.2 million. The additions to shareholders’ equity were offset by a reduction in shareholders’ equity attributable to the repurchase of 1,023,000 shares of the Corporation’s common stock during 2007 at an average price of $24.94 per share, totaling $25.5 million.

Total shareholders’ equity was $507.9 million at December 31, 2006, an increase of $6.8 million, or 1.4%, from total shareholders’ equity at December 31, 2005. The increase in 2006 was derived primarily from earnings retention of $19.4 million. A summary of the other changes in shareholders’ equity during 2006 follows. During 2006, the Corporation issued new shares of stock which increased shareholders’ equity $1.6 million and experienced a reduction in unrealized losses on securities available for sale, net of taxes, of $2.6 million. During the fourth quarter of 2006, the Corporation adopted a new accounting principle Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (SAB 108). The effect of the adoption of SAB 108 was an increase in shareholders’ equity of $4.6 million as of January 1, 2006. The adoption of SAB 108 is explained in Note B to the consolidated financial statements. These increases in shareholders’ equity were partially offset by the following decreases in shareholders’ equity. During 2006, shareholders’ equity decreased $9.3 million due to the repurchase of 318,558 shares of the Corporation’s common stock at an average price of $29.33 per share. During December 2006, the board of directors of the Corporation declared its first quarter 2007 cash dividend of $0.285 per share that was payable to shareholders in March 2007. This dividend was recorded during the fourth quarter of 2006 in the amount of $7.1 million. In addition, during the fourth quarter of 2006, the Corporation adopted a second new accounting principle, SFAS 158. The effect of the adoption of SFAS 158 was to record a reduction in shareholders’ equity of $5.0 million as of December 31, 2006. The adoption of SFAS 158 is explained in Notes B and L to the consolidated financial statements.

The ratio of shareholders’ equity to total assets was 13.5% at December 31, 2007, compared to 13.4% at December 31, 2006 and December 31, 2005. The Corporation’s tangible equity to assets ratio was 11.7%, 11.6% and 11.7% at December 31, 2007, 2006 and 2005, respectively.

Under the regulatory “risk-based” capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Corporation’s various asset categories. These guidelines assign risk weights to on- and off-balance sheet items in arriving at total risk-adjusted assets. Regulatory capital is divided by the computed total of risk-adjusted assets to arrive at the risk-based capital ratios.

The Corporation’s capital ratios exceeded the minimum levels prescribed by the Federal Reserve Board at December 31, 2007, as shown in the following table:

	December 31, 2007
		Risk-Based
	Leverage	Capital Ratios
	Ratio	Tier 1	Total

Chemical Financial Corporation’s capital ratios	11.9%	16.1%	17.3%
Regulatory capital ratios — “well-capitalized” definition	5.0	6.0	10.0
Regulatory capital ratios — minimum requirements	4.0	4.0	8.0

The Corporation’s Tier 1 and Total regulatory capital ratios are significantly above the regulatory minimum and “well-capitalized” levels due to the Corporation holding $93 million of investment securities and other assets that are assigned a 0% risk rating, $645 million of investment securities and other assets that are assigned a 20% risk rating and $1 billion of loans secured by first liens on real estate residential properties and other assets that are assigned a 50% risk rating. These three categories of assets represented 47% of the Corporation’s total assets at December 31, 2007.

As of December 31, 2007, the Corporation’s subsidiary bank’s capital ratios exceeded the minimum required of a “well-capitalized” institution, as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991. See Note T to the consolidated financial statements.

continued on next page

MANAGEMENT’S DISCUSSION AND ANALYSIS

CAPITAL (CONTINUED)

From time to time, the board of directors approves common stock repurchase programs allowing management to repurchase shares of the Corporation’s common stock in the open market. The repurchased shares are available for later reissuance in connection with potential future stock dividends, the Corporation’s dividend reinvestment plan, employee benefit plans and other general corporate purposes. Under these programs, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including the projected parent company cash flow requirements and the Corporation’s share price.

On April 22, 2005, the Corporation announced a repurchase authorization program of up to 500,000 shares of the Corporation’s common stock under a stock repurchase program. This authorization rescinded all previous authorizations approved by the board of directors. During 2006, 318,558 shares were repurchased under the repurchase program for an aggregate purchase price of $9.3 million. At December 31, 2006, 54,542 shares of common stock were available for repurchase under the April 2005 authorization. In addition, during 2006, 39,036 shares of the Corporation’s common stock were delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options. On April 19, 2007, the Corporation publicly announced that its board of directors authorized management to repurchase up to 500,000 shares of the Corporation’s common stock. This authorization rescinded the 31,542 remaining share repurchase authorization that existed at March 31, 2007. On July 18, 2007, the Corporation publicly announced that its board of directors authorized management to repurchase up to 500,000 additional shares of the Corporation’s common stock. During 2007, 1,023,000 shares were repurchased under the Corporation’s repurchase programs for an aggregate purchase price of $25.5 million. At December 31, 2007, there were no shares of common stock available for repurchase. In addition, during 2007, 9,017 shares of the Corporation’s common stock were delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options.

On January 22, 2008, the Corporation publicly announced an authorization to repurchase up to 500,000 shares of the Corporation’s common stock under a stock repurchase program.

All repurchases, except for one privately negotiated transaction for 21,458 shares in 2006, were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market.

The following table summarizes the Corporation’s total monthly share repurchase activity for the year ended December 31, 2007:

Issuer Purchases of Equity Securities

	Total	Average	Total Number of Shares	Maximum Number of
	Number of	Price	Purchased as Part of	Shares that May Yet
Period Beginning on First Day Of	Shares	Paid Per	Publicly Announced	Be Purchased Under
Month Ended	Purchased(1)	Share	Plans or Programs	the Plans or Programs

January 31, 2007	1,342	$33.47	—	54,542
February 28, 2007	—	—	—	54,542
March 31, 2007	23,000	28.71	23,000	31,542
April 30, 2007	3,664	30.16	—	500,000
May 31, 2007	269,800	27.11	269,800	230,200
June 30, 2007	180,000	26.75	180,000	50,200
July 31, 2007	204,500	23.27	204,500	345,700
August 31, 2007	184,487	22.65	183,500	162,200
September 30, 2007	24,500	24.31	24,500	137,700
October 31, 2007	—	—	—	137,700
November 30, 2007	106,699	23.24	103,675	34,025
December 31, 2007	34,025	24.14	34,025	—

Total	1,032,017	$24.98	1,023,000

(1)	Includes shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options in 2007. The Corporation’s stock compensation plans permit employees to use stock to satisfy such obligations based on the market value of the stock on the date of exercise.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OUTLOOK

The Corporation’s philosophy is that it intends to be a “family” of community banks that operate under the direction of a combined corporate and subsidiary bank board of directors, a holding company and bank management team and community advisory boards of directors. The Corporation is committed to the community banking philosophy and to the communities it serves. Community advisory boards of directors have been established in the communities where the legal bank charter was merged into Chemical Bank. The purpose of the internal bank charter consolidations was to provide the Corporation with increased opportunities for revenue growth and operating efficiencies.

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

OTHER MATTERS

Important Notice Regarding Delivery of Shareholder Documents
As permitted by SEC rules, only one copy of the Corporation’s 2008 Proxy Statement and the 2007 Annual Report to Shareholders is being delivered to multiple shareholders sharing the same address unless the Corporation has received contrary instructions from one or more of the shareholders who share the same address. The Corporation will deliver on a one-time basis, promptly upon written or verbal request from a shareholder at a shared address, a separate copy of the Corporation’s 2008 Proxy Statement and the 2007 Annual Report to Shareholders. Requests should be made to Chemical Financial Corporation, Attn: Lori A. Gwizdala, Chief Financial Officer, 333 E. Main Street, Midland, Michigan 48640, telephone (989) 839-5350. Shareholders sharing an address who are currently receiving multiple copies of the Proxy Statement and Annual Report to Shareholders may instruct the Corporation to deliver a single copy of such documents on an ongoing basis. Such instructions must be in writing, must be signed by each shareholder who is currently receiving a separate copy of the documents, must be addressed to Chemical Financial Corporation, Attn: Lori A. Gwizdala, Chief Financial Officer, 333 E. Main Street, Midland, Michigan 48640, telephone (989) 839-5350, and will continue in effect unless and until the Corporation receives contrary instructions as provided below. Any shareholder sharing an address may request to receive and instruct the Corporation to send separate copies of the Proxy Statement and Annual Report to Shareholders on an ongoing basis by written or verbal request to Chemical Financial Corporation, Attn: Lori A. Gwizdala, Chief Financial Officer, 333 E. Main Street, Midland, Michigan 48640, telephone (989) 839-5350. The Corporation will begin sending separate copies of such documents within thirty days of receipt of such instructions.

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

The audit report of E&Y on the Corporation’s consolidated financial statements as of and for the year ended December 31, 2005 and E&Y’s report on management’s assessment of internal control over financial reporting as of December 31, 2005, and the effectiveness of internal control over financial reporting as of December 31, 2005, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

continued on next page

MANAGEMENT’S DISCUSSION AND ANALYSIS

OTHER MATTERS (CONTINUED)

During the calendar year ended December 31, 2005, and from December 31, 2005 through the effective date of E&Y’s dismissal (the Relevant Period), there were no disagreements (as that term is defined in Item 304(a)(l)(iv) of Regulation S-K issued under the Securities Exchange Act of 1934, as amended, and its related instructions) between the Corporation and E&Y on any matters of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the subject matter of such disagreements in connection with its reports. Also during the Relevant Period, there were no reportable events between the Corporation and E&Y (as described in Item 304(a)(l)(v) of Regulation S-K issued under the Securities Exchange Act of 1934, as amended, and its related instructions).

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2007, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment is based on the criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2007, its system of internal control over financial reporting was effective and meets the criteria of the “Internal Control — Integrated Framework.” The Corporation’s independent registered public accounting firm that audited the Corporation’s consolidated financial statements included in this annual report has issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2007.

David B. Ramaker	Lori A. Gwizdala
Chairman, Chief Executive Officer	Executive Vice President, Chief Financial Officer
and President	and Treasurer

February 28, 2008	February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Chemical Financial Corporation:

We have audited Chemical Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chemical Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on Chemical Financial Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Chemical Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Chemical Financial Corporation and its subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

Detroit, Michigan
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Chemical Financial Corporation:

We have audited the accompanying consolidated statements of financial position of Chemical Financial Corporation and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Chemical Financial Corporation as of December 31, 2005 were audited by other auditors whose report dated February 24, 2006, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemical Financial Corporation and its subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes B and L to the consolidated financial statements, the Company changed its method of measuring prior-year uncorrected misstatements when quantifying misstatements in current year financial statements and its method of accounting for defined benefit and postretirement obligations in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chemical Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Detroit, Michigan
February 28, 2008

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
	2007	2006

	(In thousands, except share data)

ASSETS
Cash and cash equivalents:
Cash and cash due from banks	$125,285	$135,544
Federal funds sold	58,000	49,500
Interest-bearing deposits with unaffiliated banks	6,228	5,712

Total cash and cash equivalents	189,513	190,756
Investment securities:
Available for sale (at estimated fair value)	503,271	520,867
Held to maturity (estimated fair value — $91,657 at December 31, 2007 and $94,172 at December 31, 2006)	91,243	94,564
Other securities	22,135	22,131
Loans held for sale	7,883	5,667
Loans	2,799,434	2,807,660
Allowance for loan losses	(39,422)	(34,098)

Net loans	2,760,012	2,773,562

Premises and equipment	49,930	49,475
Goodwill	69,908	70,129
Other intangible assets	6,876	8,777
Interest receivable and other assets	53,542	53,319

TOTAL ASSETS	$3,754,313	$3,789,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$535,705	$551,177
Interest-bearing	2,339,884	2,346,908

Total deposits	2,875,589	2,898,085
Interest payable and other liabilities	22,848	29,235
Short-term borrowings	197,363	208,969
Federal Home Loan Bank (FHLB) advances — long-term	150,049	145,072

Total liabilities	3,245,849	3,281,361
Shareholders’ equity:
Common stock, $1 par value
Authorized — 30,000,000 shares
Issued and outstanding — 23,814,939 shares at December 31, 2007 and 24,827,566 shares at December 31, 2006	23,815	24,828
Surplus	344,579	368,554
Retained earnings	141,867	123,454
Accumulated other comprehensive loss	(1,797)	(8,950)

Total shareholders’ equity	508,464	507,886

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,754,313	$3,789,247

See notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005

	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$191,480	$185,598	$164,830
Interest on investment securities:
Taxable	24,927	24,391	28,289
Tax-exempt	2,719	2,557	2,153
Dividends on other securities	1,116	1,268	927
Interest on federal funds sold	5,135	2,975	2,121
Interest on deposits with unaffiliated banks	517	634	984

TOTAL INTEREST INCOME	225,894	217,423	199,304

INTEREST EXPENSE
Interest on deposits	81,234	69,095	44,632
Interest on short-term borrowings	7,327	8,422	3,021
Interest on Federal Home Loan Bank advances — long-term	7,244	7,670	9,800

TOTAL INTEREST EXPENSE	95,805	85,187	57,453

NET INTEREST INCOME	130,089	132,236	141,851
Provision for loan losses	11,500	5,200	4,285

NET INTEREST INCOME after provision for loan losses	118,589	127,036	137,566

NONINTEREST INCOME
Service charges on deposit accounts	20,549	20,993	20,371
Trust and investment services revenue	8,347	7,906	7,909
Other charges and fees for customer services	9,750	9,025	7,883
Mortgage banking revenue	2,117	1,742	1,663
Gains on the sale of acquired loans	—	1,053	—
Investment securities net gains (losses)	4	(1,330)	541
Other	2,521	758	853

TOTAL NONINTEREST INCOME	43,288	40,147	39,220

OPERATING EXPENSES
Salaries, wages and employee benefits	59,008	56,012	56,766
Occupancy	10,172	9,534	9,421
Equipment	8,722	8,842	8,867
Other	26,769	23,486	23,409

TOTAL OPERATING EXPENSES	104,671	97,874	98,463

INCOME BEFORE INCOME TAXES	57,206	69,309	78,323
Provision for federal income taxes	18,197	22,465	25,445

NET INCOME	$39,009	$46,844	$52,878

NET INCOME PER SHARE
Basic	$1.60	$1.88	$2.10
Diluted	1.60	1.88	2.10
CASH DIVIDENDS PAID PER SHARE	1.14	1.10	1.06

See notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31, 2007, 2006 and 2005

				Accumulated
				Other
	Common		Retained	Comprehensive
(In thousands, except per share data)	Stock	Surplus	Earnings	Income (Loss)	Total

BALANCES AT JANUARY 1, 2005	$25,169	$378,694	$80,266	$707	$484,836
Comprehensive income:
Net income for 2005			52,878
Other:
Net change in unrealized losses on investment securities available for sale, net of tax benefit of $3,728				(6,922)
Reclassification adjustment for realized net gains on sales of investment securities included in net income, net of tax expense of $189				(352)
Comprehensive income					45,604
Cash dividends paid of $1.06 per share			(26,637)		(26,637)
Shares issued — stock options	31	847			878
Shares issued — directors’ stock purchase plan	6	225			231
Repurchases of shares	(127)	(3,720)			(3,847)

BALANCES AT DECEMBER 31, 2005	25,079	376,046	106,507	(6,567)	501,065
Impact of adopting SAB 108, net of tax of $2,467 (see Note B)			4,582		4,582
Comprehensive income:
Net income for 2006			46,844
Other:
Net change in unrealized losses on investment securities available for sale, net of tax expense of $929				1,725
Reclassification adjustment for realized net losses on sales of investment securities included in net income, net of tax benefit of $465				865
Comprehensive income					49,434
Adoption to initially apply FASB Statement No. 158, net of tax benefit of $2,677 (see Note L)				(4,973)	(4,973)
Cash dividends paid of $1.10 per share			(27,403)		(27,403)
Cash dividends declared, paid in 2007, of $0.285 per share			(7,076)		(7,076)
Shares issued — stock options	59	1,274			1,333
Shares issued — directors’ stock purchase plan	8	247			255
Repurchases of shares	(318)	(9,025)			(9,343)
Share-based compensation		12			12

BALANCES AT DECEMBER 31, 2006	24,828	368,554	123,454	(8,950)	507,886
Impact of adoption of FIN 48 (see Note K)			40		40
Comprehensive income:
Net income for 2007			39,009
Other:
Net change in unrealized losses on investment securities available for sale, net of tax expense of $2,991				5,556
Reclassification adjustment for realized net gain on call of investment securities included in net income, net of tax expense of $1				(3)
Adjustment for pension and other postretirement benefits, net of tax expense of $861				1,600
Comprehensive income					46,162
Cash dividends declared and paid of $0.855 per share			(20,636)		(20,636)
Shares issued — stock options	2	31			33
Shares issued — directors’ stock purchase plan	7	216			223
Shares issued — share awards	1	44			45
Repurchases of shares	(1,023)	(24,488)			(25,511)
Share-based compensation		222			222

BALANCES AT DECEMBER 31, 2007	$23,815	$344,579	$141,867	$(1,797)	$508,464

See notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005

	(In thousands)
OPERATING ACTIVITIES
Net income	$39,009	$46,844	$52,878
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,500	5,200	4,285
Gains on sales of loans	(1,289)	(1,859)	(1,048)
Proceeds from sales of loans	137,056	133,463	110,430
Loans originated for sale	(137,983)	(119,870)	(110,856)
Investment securities net (gains) losses	(4)	1,330	(541)
Net (gains) losses on sales of other real estate and repossessed assets	(181)	344	396
Gains on sales of branch bank properties	(912)	—	—
Gain on insurance settlement	(1,122)	—	—
Net losses on disposals of other assets	406	—	—
Depreciation of premises and equipment	5,688	5,762	6,041
Amortization of intangible assets	2,781	2,876	3,273
Net amortization of premiums and discounts on investment securities	516	1,224	4,161
Share-based compensation expense	222	12	—
Deferred income tax provision	(2,981)	(417)	67
Net decrease (increase) in interest receivable and other assets	4,884	(9,236)	(1,392)
Net increase (decrease) in interest payable and other liabilities	907	(998)	(497)

NET CASH PROVIDED BY OPERATING ACTIVITIES	58,497	64,675	67,197

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities, calls and principal reductions	137,486	123,414	208,602
Proceeds from sales	—	66,673	114,341
Purchases	(111,702)	(114,772)	(234,940)
Investment securities held to maturity:
Proceeds from maturities, calls and principal reductions	28,847	46,068	90,524
Purchases	(25,682)	(13,089)	(42,616)
Other securities:
Proceeds from redemption	—	3,572	—
Purchases	(5)	(4,651)	(1,065)
Net increase in loans	(6,825)	(116,958)	(134,716)
Loans acquired through branch acquisitions held for sale	—	(13,882)	—
Proceeds from sales of other real estate and repossessed assets	4,298	6,493	6,406
Proceeds from insurance settlement	1,122	—	—
Proceeds from sales of branch bank properties	1,825	—	—
Purchases of premises and equipment, net	(7,012)	(10,815)	(3,522)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	22,352	(27,947)	3,014

FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing and interest-bearing demand deposits and savings accounts	38,468	(75,362)	(166,522)
Net (decrease) increase in time deposits	(60,964)	153,567	122,929
Net increase in securities sold under agreements to repurchase	18,394	53,371	23,764
Net (decrease) increase in reverse repurchase agreements	—	(10,000)	10,000
Increase in FHLB advances — short-term	—	135,000	108,000
Repayment of FHLB advances — short-term	(30,000)	(173,000)	(40,000)
Increase in FHLB advances — long-term	35,000	35,000	35,000
Repayment of FHLB advances — long-term	(30,023)	(86,693)	(123,231)
Cash dividends paid	(27,712)	(27,403)	(26,637)
Proceeds from directors’ stock purchase plan	223	255	231
Tax benefits from share-based awards	12	224	—
Proceeds from exercise of stock options	21	916	664
Repurchases of shares	(25,511)	(9,343)	(3,847)

NET CASH USED IN FINANCING ACTIVITIES	(82,092)	(3,468)	(59,649)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,243)	33,260	10,562
Cash and cash equivalents at beginning of year	190,756	157,496	146,934

CASH AND CASH EQUIVALENTS AT END OF YEAR	$189,513	$190,756	$157,496

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$96,039	$83,977	$56,114
Federal income taxes paid	20,165	23,920	24,660
Loans transferred to other real estate and repossessed assets	8,875	10,743	7,258

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

The Corporation consolidates variable interest entities (VIE’s) in which it is the primary beneficiary. In general, a VIE is an entity that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. If any of these characteristics are present, the entity is subject to a variable interests consolidation model, and consolidation is based on variable interests, not on ownership of the entity’s outstanding voting stock. Variable interests are defined as contractual, ownership, or other monetary interests in an entity that change with fluctuations in the entity’s net asset value. The primary beneficiary consolidates the VIE; the primary beneficiary is defined as the enterprise that absorbs a majority of expected losses or receives a majority of residual returns (if the losses or returns occur), or both.

The Corporation is a significant limited partner in one low income housing tax credit partnership that was acquired in 2001 as part of the merger with Shoreline Financial Corporation. This entity meets the FASB’s Interpretation No. 46(R) definition of a VIE. The Corporation is not the primary beneficiary of the VIE in which it holds an interest, and therefore the equity investment in the VIE is not consolidated in the financial statements. Exposure to loss as a result of its involvement with this entity at December 31, 2007 was limited to approximately $1.2 million recorded as the Corporation’s investment, which includes unfunded obligations to this project of $0.8 million. The Corporation’s investment in the project is recorded in interest receivable and other assets and the future financial obligation to this project is recorded in interest payable and other liabilities in the consolidated statement of financial position at December 31, 2007.

Reclassification:
Certain amounts in the 2006 and 2005 consolidated financial statements and notes thereto have been reclassified to conform with the 2007 presentation. Such reclassifications had no impact on shareholders’ equity or net income.

Cash and Cash Equivalents:
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from unaffiliated banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Investment Securities:
Investment securities include investments in debt securities and certain equity securities with readily determinable fair values. Investment securities are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). SFAS 115 requires investments to be classified within one of three categories (trading, held to maturity, or available for sale), based on the type of security and management’s intent with regard to selling the security. The Corporation held no trading investment securities during the three-year period ended December 31, 2007.

Designation as an investment security held to maturity is made at the time of acquisition and is based on the Corporation’s intent and ability to hold the security to maturity. Investment securities held to maturity are stated at cost, adjusted for the amortization of premium and accretion of discount to maturity, based on the effective interest yield method. Investment securities that are not held to maturity are accounted for as securities available for sale, and are stated at estimated fair value,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with the aggregate unrealized gains and losses, not deemed other-than-temporary, classified as a component of accumulated other comprehensive income (loss), net of income taxes. Realized gains and losses on the sale of investment securities available for sale and other-than-temporary impairment changes are determined using the specific identification method and are included within noninterest income in the consolidated statements of income. Premiums and discounts on investment securities available for sale are amortized over the estimated lives of the related investment securities based on the effective interest yield method.

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

FSP 115-1 clarified that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. The adoption of FSP 115-1 did not have a significant impact on the Corporation in 2007.

Other Securities:
Other securities consisted of Federal Home Loan Bank of Indianapolis (FHLB) stock of $16.2 million at December 31, 2007 and 2006, and Federal Reserve Bank (FRB) stock of $5.9 million at December 31, 2007 and 2006. Other securities are recorded at cost or par, which is deemed to be the net realizable value of these assets. The Corporation is required to own FHLB stock and FRB stock in accordance with its membership in these organizations. The FHLB requires its members to provide a five year advance notice of any request to redeem FHLB stock.

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

All nonaccrual commercial, real estate commercial and real estate construction-commercial loans have been determined by the Corporation to meet the definition of an impaired loan. In addition, other commercial, real estate commercial and real estate construction-commercial loans may be considered an impaired loan. A loan is defined to be impaired when it is probable that payment of principal and interest will not be made in accordance with the contractual terms of the loan agreement. Impaired loans are carried at the present value of expected cash flows discounted at the loan’s effective interest rate or at the fair value of continued on next page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

the collateral, if the loan is collateral dependent. A portion of the allowance for loan losses may be allocated to impaired loans. All impaired loans are evaluated individually to determine whether or not a specific impairment allowance is required.

Mortgage loans held for sale are carried at the lower of aggregate cost or market. The value of mortgage loans held for sale and other residential mortgage loan commitments to customers are hedged by utilizing best efforts forward commitments to sell loans to investors in the secondary market. Such forward commitments are generally entered into at the time when applications are taken to protect the value of the mortgage loans from increases in interest rates during the period held. Mortgage loans originated are generally sold within a period of thirty to forty-five days after closing, and therefore the related fees and costs are not amortized during that period.

Allowance for Loan Losses:
The allowance for loan losses (allowance) represents management’s assessment of probable losses inherent in the Corporation’s loan portfolio. The Corporation maintains formal policies and procedures to monitor and control credit risk. Management’s evaluation of the adequacy of the allowance is based on a continuing review of the loan portfolio, actual loan loss experience, the underlying value of the collateral, risk characteristics of the loan portfolio, the level and composition of nonperforming loans, the financial condition of the borrowers, the balance of the loan portfolio, loan growth, economic conditions, employment levels of the Corporation’s local markets, and special factors affecting specific business sectors.

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

Loans that are deemed uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance. The allowance for loan losses is presented as a reserve against loans.

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

The Corporation accounted for mortgage servicing rights (MSRs) in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140) until the adoption of SFAS No. 156, “Accounting for Servicing of Financial Assets” (SFAS 156), on January 1, 2007, which amended SFAS 140 with respect to the accounting for separately recognized servicing assets and liabilities. SFAS 140 and SFAS 156 require that an asset be recognized for the rights to service mortgage loans, including those rights that are created by the origination of mortgage loans that are sold with the servicing rights retained by the originator. The recognition of the asset results in an increase in the gains recognized upon the sale of the mortgage loans sold. Under SFAS 156, the Corporation elected to amortize mortgage servicing rights using the amortization method, which is similar to the method used under SFAS 140. The amortization method under SFAS 156 requires that mortgage servicing rights be amortized in proportion to and over the period of net servicing income or net servicing loss and that the servicing assets or liabilities be assessed for impairment or increased obligation based on fair value at each reporting date. Prepayments of mortgage loans result in increased amortization of mortgage servicing rights as the remaining book value of the mortgage servicing right is expensed at the time of prepayment. Any impairment of mortgage servicing rights is recognized as a valuation allowance, resulting in a reduction of mortgage banking revenue. The valuation allowance is recovered when impairment that is believed to be temporary no longer exists. Other-than-temporary impairments are recognized if the recoverability of the carrying value is determined to be remote. When this occurs, the unrecoverable portion of the valuation allowance is recorded as a direct write-down to the carrying value of MSRs. This direct write-down permanently reduces the carrying value of the MSRs, precluding recognition of subsequent recoveries. For purposes of measuring fair value, the Corporation utilizes a third-party modeling software program, which stratifies capitalized mortgage servicing rights by interest rate, term and loan type. Servicing income is recognized in noninterest income when received and expenses are recognized when incurred.

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

Other Real Estate:
Other real estate (ORE) is comprised of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations. ORE is recorded at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the allowance for loan losses. Subsequent changes in fair value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Changes in the fair value of ORE subsequent to transfer are recorded in other operating expenses on the consolidated statements of income. Gains or losses not previously recognized resulting from the sale of ORE are also recognized in other operating expenses on the date of sale. Other real estate totaling $10.9 million and $8.5 million at December 31, 2007 and 2006, respectively, is included in the consolidated statements of financial position in interest receivable and other assets.

Intangible Assets:
Intangible assets consist of goodwill, core deposit and other intangibles, and mortgage servicing rights. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill is no longer amortized, but is subject to annual impairment tests in accordance with SFAS 142, or more frequently if triggering events occur and indicate potential impairment. Core deposit intangible assets are amortized over periods ranging from three to 15 years on a straight-line or continued on next page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

accelerated basis, as applicable. Other intangible assets are amortized over their useful lives. Mortgage servicing rights are amortized in proportion to, and over the life of, the estimated net future servicing income.

Stock Compensation:
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

The Corporation did not recognize compensation expense in accounting for awards of options under its stock option plans prior to the adoption of SFAS 123(R). If the Corporation had elected to recognize compensation expense for options vested in 2005, based on the fair value of the options granted at the grant dates, net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

2005

Net income — as reported	$52,878
Pro forma stock-based employee compensation cost, net of tax	(2,592)

Net income — pro forma	$50,286

Basic earnings per share — as reported	$2.10
Basic earnings per share — pro forma	2.00
Diluted earnings per share — as reported	2.10
Diluted earnings per share — pro forma	2.00

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

Pension and Postretirement Benefit Plan Actuarial Assumptions:
The Corporation’s defined benefit pension, supplemental pension and postretirement benefit obligations and related costs are calculated using actuarial concepts and measurements within the framework of SFAS No. 87, “Employer’s Accounting for Pensions” (SFAS 87) and SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions” (SFAS 106). Two critical assumptions, the discount rate and the expected long-term rate of return on plan assets, are important elements of expense and/or benefit obligations. Other assumptions involve employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increase. The Corporation evaluates the critical and other assumptions annually.

The discount rate enables the Corporation to state expected future benefit payments as a present value on the measurement date. As of December 31, 2007 and 2006, the Corporation utilized the results from a bond matching technique to match cash

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

flows of the defined benefit pension plan against both a bond portfolio derived from the S&P bond database of AA or better bonds and the Citigroup Pension Discount Curve to determine the discount rate. A lower discount rate increases the present value of benefit obligations and increases pension, supplemental pension and postretirement benefit expenses. The Corporation increased the discount rate used to determine benefit obligations to 6.5% as of December 31, 2007 from 6.0% as of December 31, 2006 to reflect market interest rate conditions.

To determine the expected long-term rate of return on defined benefit pension plan assets, the Corporation considers the current and expected asset allocation of the defined benefit pension plan, as well as historical and expected returns on each asset class. A lower expected rate of return on defined benefit pension plan assets will increase pension expense. The long-term expected rate of return on defined benefit pension plan assets was 7% in 2007, 7% in 2006 and 8% in 2005.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). The Corporation adopted SFAS 158 on December 31, 2006, as required. The purpose of SFAS 158 is to improve the overall financial statement presentation of pension and other postretirement plans, but does not impact the determination of the net periodic benefit cost or measurement of plan assets or obligations. SFAS 158 requires companies to recognize the over- or under-funded status of a plan as an asset or liability as measured by the difference between the fair value of the plan assets and the benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). The impact of the adoption of SFAS 158 on the statements of financial position at December 31, 2007 and December 31, 2006 is included in Note L to the consolidated financial statements.

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

On a quarterly basis, management assesses the reasonableness of its effective federal and state tax rates based upon its current best estimate of taxable income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on an annual basis, or sooner, if business events or circumstances warrant. Management also assesses the need for a valuation allowance for deferred tax assets on a quarterly basis using information about the Corporation’s current and historical financial position and results of operations. Management expects to realize the full benefits of the deferred tax assets recorded at December 31, 2007.

Effective January 1, 2007, the Corporation adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). Reserves for contingent tax liabilities are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations of audits using the two-step approach for evaluating tax positions required by FIN 48. Recognition (step one) occurs when management concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. FIN 48’s use of the term “more-likely-than-not” in steps one and two is consistent with how that term is used in SFAS No. 109, continued on next page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

“Accounting for Income Taxes” (SFAS 109) (i.e., a likelihood of occurrence greater than 50 percent). Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period in which they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized would occur when management subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. Prior to the adoption of FIN 48, reserves for contingent tax liabilities were reviewed quarterly for adequacy and recorded based on SFAS 109. The Corporation recognizes any interest and penalties related to income tax uncertainties in the provision for income taxes. The adoption of FIN 48 did not have a material impact on the Corporation’s consolidated financial condition and had no impact on the results of operations.

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

The Corporation’s common stock equivalents consist of common stock issuable under the assumed exercise of dilutive stock options granted under the Corporation’s stock option plans, using the treasury stock method. The following table summarizes the numerator and denominator of the basic and diluted earnings per share computations for the years ended December 31:

	2007	2006	2005

	(In thousands, except per share data)

Numerator for both basic and diluted earnings per share, net income	$39,009	$46,844	$52,878

Denominator for basic earnings per share, weighted average shares outstanding	24,360	24,921	25,138
Average common stock equivalents	11	34	55

Denominator for diluted earnings per share	24,371	24,955	25,193

Basic earnings per share	$1.60	$1.88	$2.10
Diluted earnings per share	1.60	1.88	2.10

The average number of employee stock option awards outstanding that were anti-dilutive and therefore not included in the computation of earnings per share was 534,256, 403,361 and 78,448 for the years ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively.

Comprehensive Income and Accumulated Other Comprehensive Loss:
As required under SFAS No. 130, “Reporting Comprehensive Income” (SFAS 130), comprehensive income of the Corporation includes net income and an adjustment to equity for changes in unrealized gains and losses on investment securities available for sale and the difference between the fair value of pension and postretirement plan assets and their respective projected benefit obligations, net of income taxes, as required by SFAS 158. The Corporation displays comprehensive income as a component in the consolidated statements of changes in shareholders’ equity.

The components of accumulated other comprehensive loss, net of related tax benefits were as follows:

	December 31,
	2007	2006	2005

	(In thousands)

Net unrealized gains (losses) on investment securities available for sale, net of related tax of $(848) at December 31, 2007, $2,142 at December 31, 2006 and $3,536 at December 31, 2005	$1,576	$(3,977)	$(6,567)
Pension and other postretirement benefits expense, net of related tax of $1,816 at December 31, 2007 and $2,677 at December 31, 2006	(3,373)	(4,973)	—

Accumulated other comprehensive loss	$(1,797)	$(8,950)	$(6,567)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Segment:
The Corporation operates in a single operating segment — commercial banking. The Corporation is a financial holding company that operated through one commercial bank, Chemical Bank, at December 31, 2007. Chemical Bank operates within the state of Michigan as a state-chartered commercial bank. Chemical Bank continues to operate through an internal organizational structure of four regional banking units, offering a full range of commercial banking and fiduciary products and services to the residents and business customers in the bank’s geographical market areas. The products and services offered by the regional banking units, through branch banking offices, are generally consistent throughout the Corporation, as generally is the pricing of these products and services. The marketing of products and services throughout the Corporation’s regional banking units is generally uniform, as many of the markets served by the regional banking units overlap. The distribution of products and services is uniform throughout the Corporation’s regional banking units and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.

The Corporation’s primary sources of revenue are from its loan products and investment securities.

Recent Accounting Pronouncements:
Loan Commitments:  On November 5, 2007, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 provides recognition guidance for entities that issue loan commitments that are accounted for at fair value through earnings. SAB 109 indicates that the expected future cash flows related to the associated servicing of the loan should be considered, while other internally-developed intangible assets should not be considered, when measuring the fair value of a loan commitment at inception or through its life. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Corporation currently does not include the associated servicing of the loan when measuring the fair value of derivative loan commitments at inception and throughout its life and is currently evaluating the impact of applying the requirements of SAB 109. At December 31, 2007, the Corporation had not determined the impact of the adoption of SAB 109 on the Corporation’s consolidated financial condition or results of operations.

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

Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts such sales or transfers. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under SFAS 157, fair value measurements are separately disclosed by level within the fair value hierarchy.

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The Corporation has not determined the impact that SFAS 157 will have on the Corporation’s consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in continued on next page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The Corporation has not determined the impact that SFAS 159 will have on the Corporation’s consolidated financial condition or results of operations.

Business Combinations: In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations,” (SFAS 141(R)). SFAS 141(R) requires an acquirer in a business combination to recognize most assets acquired, liabilities assumed, and any noncontrolling interests at their fair values on the date of acquisition. Previously, these items were assigned values through a cost allocation process. SFAS 141(R) is effective prospectively for business combinations that occur in fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) as of January 1, 2009 is not expected to have a material impact on the Corporation’s consolidated financial condition or results of operations.

Noncontrolling Interests: In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires a parent company to clearly identify ownership interests in subsidiaries held by parties other than the parent, and to present these interests in the parent’s consolidated balance sheet and consolidated statement of income separate from the parent’s financial position and results of operation. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Adoption of SFAS 160 as of January 1, 2009 is not expected to have a material impact on the Corporation’s consolidated financial condition or results of operations.

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

The Corporation completed its analysis under both the rollover and iron curtain approaches and adopted SAB 108 as of January 1, 2006. Upon the adoption of SAB 108, the Corporation determined that, using the iron curtain approach, the quantitative cumulative misstatements aggregating approximately $4.6 million on a net basis that existed as of December 31, 2005, were material to the 2006 financial statements. As permitted when first applying the guidance in SAB 108, prior year financial statements were not restated. In accordance with the adoption of SAB 108, the Corporation recorded a $4.6 million cumulative increase, net of tax of $2.5 million, to retained earnings as of January 1, 2006 for the items described below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Corporation capitalized $0.9 million of expense related to prepaid property taxes that were paid, although expensed in prior years, as was the Corporation’s historical practice through December 31, 2005.

The Corporation historically, through December 31, 2005, recorded direct fees paid to third-party dealers to purchase consumer loans, primarily automobile loans, on a cash basis versus capitalizing these costs and amortizing them over the life of the applicable loan by the interest yield method, as required by SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (SFAS 91). This methodology resulted in the reduction of the yield on the applicable loan in the period of origination versus over the life of the loan as prescribed in SFAS 91. In accordance with SAB 108, the Corporation capitalized $1.2 million of costs as of January 1, 2006 that were previously recorded as reductions in net interest income in years 2003 through 2005. The amortization of a portion of the $1.2 million of capitalized costs in 2006, as prescribed by SFAS 91, reduced net interest income $0.5 million in 2007 and $0.7 million in 2006.

The net impact of the adoption of SAB 108 at January 1, 2006 was an increase in the Corporation’s shareholders’ equity of $0.18 per share at that date.

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

NOTE C — MERGERS AND ACQUISITIONS

The Corporation’s primary method of expansion into new banking markets has been through acquisitions of other financial institutions and bank branches. During the three years ended December 31, 2007, the Corporation completed the following acquisition:

In August 2006, the Corporation acquired two branch bank offices in Hastings and Wayland, Michigan from First Financial Bank, N.A., headquartered in Hamilton, Ohio, operating as Sand Ridge Bank (2006 branch transaction). The Corporation acquired deposits of $47 million, loans of $64 million and other miscellaneous assets of $1.7 million. The Corporation recorded goodwill of $6.8 million and core deposit intangible assets of $2.7 million. The core deposit intangible assets are being amortized on an accelerated basis over ten years. The loans acquired were comprised of $6 million in commercial loans, $13 million in real estate commercial loans, $38 million in real estate residential loans and $7 million of consumer loans. During December 2006, the Corporation sold $14 million of loans acquired in this transaction and recognized gains totaling approximately $1 million. The loans sold were long-term fixed interest rate real estate residential loans.

On December 31, 2005, the Corporation completed an organizational internal consolidation whereby two of its wholly-owned subsidiary banks, Chemical Bank Shoreline and Chemical Bank West, were consolidated into Chemical Bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D — INVESTMENT SECURITIES

The following is a summary of the amortized cost and fair value of investment securities available for sale and investment securities held to maturity at December 31, 2007 and 2006:

Investment Securities Available for Sale:

December 31, 2007	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In thousands)

U.S. Treasury	$30,924	$526	$—	$31,450
Government sponsored agencies	191,889	2,237	168	193,958
States and political subdivisions	6,391	125	2	6,514
Mortgage-backed securities	215,656	1,041	977	215,720
Collateralized mortgage obligations	567	9	1	575
Corporate bonds	54,919	22	389	54,552

Total debt securities	500,346	3,960	1,537	502,769
Equity securities	502	—	—	502

Total	$500,848	$3,960	$1,537	$503,271

December 31, 2006

U.S. Treasury	$23,025	$—	$175	$22,850
Government sponsored agencies	230,403	18	2,056	228,365
States and political subdivisions	8,091	163	—	8,254
Mortgage-backed securities	253,202	235	4,213	249,224
Collateralized mortgage obligations	760	16	1	775
Corporate bonds	10,654	—	107	10,547

Total debt securities	526,135	432	6,552	520,015
Equity securities	852	—	—	852

Total	$526,987	$432	$6,552	$520,867

Investment Securities Held to Maturity:

December 31, 2007	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In thousands)

Government sponsored agencies	$18,718	$—	$77	$18,641
States and political subdivisions	71,899	488	33	72,354
Mortgage-backed securities	626	36	—	662

Total	$91,243	$524	$110	$91,657

December 31, 2006

Government sponsored agencies	$39,731	$—	$663	$39,068
States and political subdivisions	53,996	358	125	54,229
Mortgage-backed securities	837	38	—	875

Total	$94,564	$396	$788	$94,172

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the amortized cost and fair value of debt and equity securities at December 31, 2007, by maturity, for both available for sale and held to maturity investment securities. The maturities of mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity. Equity securities have no stated maturity.

Investment Securities Available for Sale:

	December 31, 2007
	Amortized Cost	Fair Value

	(In thousands)

Due in one year or less	$136,436	$136,475
Due after one year through five years	300,866	303,065
Due after five years through ten years	28,169	28,345
Due after ten years	34,875	34,884
Equity securities	502	502

Total	$500,848	$503,271

Investment Securities Held to Maturity:

	December 31, 2007
	Amortized Cost	Fair Value

	(In thousands)

Due in one year or less	$25,198	$25,145
Due after one year through five years	32,394	32,558
Due after five years through ten years	21,459	21,703
Due after ten years	12,192	12,251

Total	$91,243	$91,657

Investment securities with a book value of $415.7 million at December 31, 2007 were pledged to collateralize public fund deposits and for other purposes as required by law; at December 31, 2006, the corresponding amount was $384.3 million.

The Corporation recognized losses on investment securities of $1.33 million in 2006 and net gains of $0.54 million in 2005. Gross gains on securities transactions were $1.18 million in 2005. Gross losses on securities transactions during 2005 were $0.64 million.

An analysis is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management does not believe any individual unrealized loss as of December 31, 2007 represents an other-than-temporary impairment. Management believes that the unrealized losses on investment securities are temporary in nature and due primarily to changes in interest rates and not as a result of credit-related issues. The Corporation has both the intent and ability to hold the investment securities with unrealized losses to maturity or until such time as the unrealized losses recover.

The Corporation did not have a trading portfolio during the three years ended December 31, 2007.

continued on next page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D — INVESTMENT SECURITIES (CONTINUED)

The following tables present the age of gross unrealized losses and estimated fair value by investment category:

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Government sponsored agencies	$—	$—	$76,106	$245	$76,106	$245
States and political subdivisions	2,334	16	4,199	19	6,533	35
Mortgage-backed securities	63	1	116,367	976	116,430	977
Collateralized mortgage obligations	—	—	181	1	181	1
Corporate bonds	39,395	368	2,330	21	41,725	389

Total	$41,792	$385	$199,183	$1,262	$240,975	$1,647

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)

U.S. Treasury	$13,032	$38	$9,818	$137	$22,850	$175
Government sponsored agencies	76,769	208	175,092	2,511	251,861	2,719
States and political subdivisions	2,186	9	7,920	116	10,106	125
Mortgage-backed securities	21,354	122	199,197	4,091	220,551	4,213
Collateralized mortgage obligations	71	—	237	1	308	1
Corporate bonds	294	1	10,253	106	10,547	107

Total	$113,706	$378	$402,517	$6,962	$516,223	$7,340

NOTE E — MORTGAGE SERVICING RIGHTS

For the three years ended December 31, 2007, activity for capitalized mortgage servicing rights was as follows:

	2007	2006	2005

	(In thousands)

Mortgage Servicing Rights:
Beginning of year	$2,398	$2,423	$3,197
Additions	880	764	347
Amortization	(995)	(789)	(1,121)

End of year	$2,283	$2,398	$2,423

Loans serviced for others that have servicing rights capitalized	$569,806	$551,819	$544,112

Fair value of mortgage servicing rights at end of year	$3,845	$4,316	$4,409

The fair value of MSRs was estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration expected prepayment rates, discount rates, servicing costs and other economic factors that are based on current market conditions. The prepayment rates and the discount rate are the most significant factors affecting the MSR valuation. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. Expected loan prepayment rates are validated by a third-party model. At December 31, 2007, the weighted average coupon rate of the portfolio was 5.99%, the weighted average constant prepayment rate was 24% and the discount rate was 8.5%.

During 2007 and 2006, the Corporation did not record an impairment provision as there was no decline in the estimated fair value of MSRs compared to the recorded book value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F — LOANS

The following summarizes loans:

	December 31,
	2007	2006

	(In thousands)

Commercial	$525,894	$545,591
Real estate commercial	747,400	726,554
Real estate construction	137,252	145,933
Real estate residential	838,545	835,263
Consumer	550,343	554,319

Total loans	$2,799,434	$2,807,660

The Corporation’s subsidiary bank has extended loans to its directors, executive officers and their affiliates. These loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time and did not involve more than the normal risk of repayment by the borrower or present other unfavorable features. The aggregate loans outstanding to the directors, executive officers and their affiliates totaled approximately $10.2 million at December 31, 2007 and $21.5 million at December 31, 2006. During 2007, there were approximately $18.8 million of new loans and other additions, while repayments and other reductions totaled approximately $30.1 million.

Loans held for sale, comprised of real estate residential loans, were $7.9 million at December 31, 2007, $5.7 million at December 31, 2006 and $3.5 million at December 31, 2005.

Changes in the allowance for loan losses were as follows for the years ended December 31:

	2007	2006	2005

	(In thousands)

Balance at beginning of year:	$34,098	$34,148	$34,166
Loan charge-offs	(6,988)	(6,645)	(4,986)
Loan recoveries	812	995	683

Net loan charge-offs	(6,176)	(5,650)	(4,303)
Provision for loan losses	11,500	5,200	4,285
Allowance of business acquired	—	400	—

Balance at end of year	$39,422	$34,098	$34,148

continued on next page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F — LOANS (CONTINUED)

A summary of nonperforming loans follows:

	December 31,
	2007	2006	2005

	(In thousands)

Nonaccrual loans:
Commercial	$10,961	$4,203	$3,133
Real estate commercial	19,672	9,612	2,950
Real estate construction	12,979	2,552	3,741
Real estate residential	8,516	2,887	3,853
Consumer	3,468	985	884

Total nonaccrual loans	55,596	20,239	14,561
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	1,958	1,693	825
Real estate commercial	4,170	2,232	2,002
Real estate construction	—	174	—
Real estate residential	1,470	1,158	1,717
Consumer	166	1,414	592

Total accruing loans contractually past due 90 days or more as to interest or principal payments	7,764	6,671	5,136

Total nonperforming loans	$63,360	$26,910	$19,697

Interest income totaling $1.8 million was recorded on nonaccrual loans in 2007, $0.7 million in 2006 and $0.6 million in 2005. Additional interest that would have been recorded on these loans had they been current in accordance with their original terms was $3.0 million in 2007, $1.1 million in 2006 and $0.5 million in 2005.

A summary of impaired loans and the related valuation allowance follows:

	Impaired Loans			Valuation Allowance

	2007	2006	2005	2007	2006	2005

			(In thousands)

Balances — December 31:
Impaired loans with valuation allowance	$22,224	$3,770	$5,067	$4,616	$912	$1,284
Impaired loans with no valuation allowance	23,631	16,063	4,757	—	—	—

Total impaired loans	$45,855	$19,833	$9,824	$4,616	$912	$1,284

Average balance of impaired loans during the year	$31,123	$14,586	$5,120

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G — PREMISES AND EQUIPMENT

A summary of premises and equipment follows:

	December 31,
	2007	2006

	(In thousands)

Land	$10,898	$9,427
Buildings	63,901	65,290
Equipment	41,150	37,271

	115,949	111,988
Accumulated depreciation	(66,019)	(62,513)

Total Premises and Equipment	$49,930	$49,475

NOTE H — DEPOSITS

A summary of deposits follows:

	December 31,
	2007	2006

	(In thousands)

Noninterest-bearing demand	$535,705	$551,177
Interest-bearing demand	521,886	523,287
Savings	739,715	684,374
Time deposits over $100,000	297,936	355,681
Other time deposits	780,347	783,566

Total Deposits	$2,875,589	$2,898,085

Excluded from total deposits are demand deposit account overdrafts (overdrafts), which have been classified as loans. At December 31, 2007 and 2006, overdrafts totaled $3.6 million and $2.4 million, respectively. Time deposits with remaining maturities of less than one year were $844.1 million at December 31, 2007. Time deposits with remaining maturities of one year or more were $234.2 million at December 31, 2007. The maturities of these time deposits are as follows: $126.1 million in 2009, $89.9 million in 2010, $5.1 million in 2011, $2.4 million in 2012 and $10.7 million thereafter.

NOTE I — NONINTEREST INCOME

The following schedule includes the major components of noninterest income during the past three years:

	Years Ended December 31,
	2007	2006	2005

	(In thousands)

Service charges on deposit accounts	$20,549	$20,993	$20,371
Trust and investment services revenue	8,347	7,906	7,909
Other fees for customer services	3,031	3,068	2,363
ATM and network user fees	2,968	2,707	2,726
Investment fees	2,978	2,472	1,877
Insurance commissions	773	778	917
Mortgage banking revenue	2,117	1,742	1,663
Gain on insurance settlement	1,122	—	—
Gains on sales of branch bank properties	912	—	—
Gains on sale of acquired loans	—	1,053	—
Investment securities net gains (losses)	4	(1,330)	541
Other	487	758	853

Total Noninterest Income	$43,288	$40,147	$39,220

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J — OPERATING EXPENSES

The following schedule includes the major categories of operating expenses during the past three years:

	Years Ended December 31,
	2007	2006	2005

	(In thousands)

Salaries and wages	$48,651	$44,959	$44,304
Employee benefits	10,357	11,053	12,462
Occupancy	10,172	9,534	9,421
Equipment	8,722	8,842	8,867
Postage and courier	2,841	2,599	2,559
Supplies	1,544	1,335	1,145
Professional fees	4,382	2,645	3,367
Outside processing/service fees	3,495	2,141	1,347
Michigan single business tax	1,132	1,391	2,012
Advertising and marketing	1,854	1,645	1,720
Intangible asset amortization	1,786	2,087	2,152
Telephone	1,829	1,868	1,696
Loan and collection	2,909	2,899	1,728
Other	4,997	4,876	5,683

Total Operating Expenses	$104,671	$97,874	$98,463

NOTE K — FEDERAL INCOME TAXES

The provision for federal income taxes is less than that computed by applying the federal statutory income tax rate of 35%, primarily due to tax-exempt interest on investment securities and loans during years 2007, 2006 and 2005, and also due to the reversal of federal income tax reserves upon the reassessment of required tax accruals in years 2006 and 2005. For the years ended December 31, 2006 and 2005, net federal income tax benefits of $0.23 million and $0.94 million, respectively, were recorded based on the regular reassessment of required tax accruals. The differences between the provision for federal income taxes, computed at the federal statutory income tax rate, and the amounts recorded in the consolidated financial statements are shown in the following analysis for the years ended December 31:

	2007	2006	2005

	(In thousands)

Tax at statutory rate	$20,022	$24,258	$27,413
Changes resulting from:
Tax-exempt interest income	(1,377)	(1,295)	(923)
Other, net	(448)	(498)	(1,045)

Provision for federal income taxes	$18,197	$22,465	$25,445

The effective federal income tax rate for the years ended December 31, 2007, 2006 and 2005 was 31.8%, 32.4% and 32.5%, respectively.

The provision for federal income taxes consisted of the following for the years ended December 31:

	2007	2006	2005

	(In thousands)

Current	$21,178	$22,882	$25,378
Deferred	(2,981)	(417)	67

Total	$18,197	$22,465	$25,445

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant temporary differences that comprise the deferred tax assets and liabilities of the Corporation were as follows:

	December 31,
	2007	2006

	(In thousands)

Deferred tax assets:
Allowance for loan losses	$13,722	$11,798
Accrued expenses	1,376	1,164
Investment securities available for sale	—	2,142
Nonaccrual loan interest	1,059	397
Core deposit intangible assets	966	856
Other	2,452	2,128

Total deferred tax assets	19,575	18,485
Deferred tax liabilities:
Mortgage servicing rights	799	839
Goodwill	2,336	1,970
Investment securities available for sale	848	—
Prepaid expenses	598	804
Other	2,265	1,203

Total deferred tax liabilities	6,846	4,816

Net deferred tax assets	$12,729	$13,669

Federal income tax (benefit) expense applicable to net (losses) gains on investment securities transactions was $(0.47) million in 2006 and $0.19 million in 2005, and is included in the provision for federal income taxes on the consolidated statements of income.

The tax periods open to examination by the Internal Revenue Service include the fiscal years ended December 31, 2007, 2006, 2005 and 2004. The same fiscal years are open to examination for the Michigan Single Business Tax with the addition of the fiscal year ended December 31, 2003.

The Corporation adopted FIN 48 effective January 1, 2007. Upon adoption of FIN 48, the Corporation recognized an increase in retained earnings of $0.04 million, a reduction in goodwill of $0.22 million and a reduction in income taxes payable (included in interest payable and other liabilities on the consolidated statement of financial position) of $0.26 million. After adoption of FIN 48, the Corporation had no remaining income tax reserves.

NOTE L — PENSION AND OTHER POSTRETIREMENT BENEFITS

The Corporation has a noncontributory defined benefit pension plan (Pension Plan) covering certain salaried employees. Effective June 30, 2006, benefits under the Pension Plan were frozen for approximately two-thirds of the Corporation’s salaried employees as of that date. Pension benefits continued unchanged for the remaining salaried employees. Normal retirement benefits under the Pension Plan are based on years of vested service and the employee’s average annual pay for the five highest consecutive years during the ten years preceding retirement, except for employees whose benefits were frozen. Benefits, for employees with less than fifteen years of service or whose age plus years of service were less than sixty-five at June 30, 2006, will be based on years of vested service at June 30, 2006 and generally the average of the employee’s salary for the five years ended June 30, 2006. Pension Plan contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future, for employees whose benefits were not frozen at June 30, 2006. As a result of the Pension Plan being partially frozen, the Corporation recognized a curtailment gain of $0.11 million in 2006. Employees hired after June 30, 2006 and employees affected by the partial freeze of the Pension Plan began receiving four percent of their eligible pay as a contribution to their 401(k) Savings Plan account on July 1, 2006.

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

The Pension Plan’s asset allocation by asset category was as follows:

	December 31,
Asset Category	2007	2006

Equity securities	62%	61%
Debt securities	32	33
Other	6	6

Total	100%	100%

As of December 31, 2007, based upon current market conditions, the Corporation’s strategy was to maintain equity securities between 60% and 70% of Pension Plan assets and the “Other” category was expected to be maintained at less than 10% of Pension Plan assets. As of December 31, 2007 and December 31, 2006, equity securities included 211,395 shares of the Corporation’s common stock. During 2007, $0.24 million in cash dividends were paid on the Corporation’s common stock held by the Pension Plan. The fair value of the Corporation’s common stock held in the Pension Plan was $5.0 million at December 31, 2007 and $7.0 million at December 31, 2006, and represented 6.4% and 8.8% of Pension Plan assets at December 31, 2007 and December 31, 2006, respectively.

The following table sets forth the changes in the projected benefit obligation and plan assets of the Corporation’s Pension Plan:

	2007	2006

	(In thousands)

Projected benefit obligation:
Benefit obligation at beginning of year	$75,580	$84,772
Service cost	1,863	3,177
Interest cost	4,448	4,452
Net actuarial gain	(5,309)	(9,993)
Benefits paid	(4,376)	(2,864)
Curtailment obligation	—	(3,964)
Early retirement benefits	306	—

Benefit obligation at end of year	72,512	75,580

Fair value of plan assets:
Beginning fair value	79,873	76,155
Actual return on plan assets	2,548	6,582
Employer contributions	—	—
Benefits paid	(4,376)	(2,864)

Fair value of plan assets at end of year	78,045	79,873

Funded status of the plan	5,533	4,293
Unrecognized net actuarial loss	6,345	8,581
Unrecognized prior service credit	(21)	(26)

Prepaid benefit cost before adjustment to accumulated other comprehensive loss	11,857	12,848
Additional liability under SFAS 158	(6,324)	(8,555)

Prepaid benefit cost — Pension Plan	$5,533	$4,293

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Corporation’s accumulated benefit obligation as of December 31, 2007 and 2006 for the Pension Plan was $64.7 million and $66.6 million, respectively.

During 2007 and 2006, the Corporation did not make any contributions to the Pension Plan. The 2008 minimum required Pension Plan contribution, as prescribed by the Internal Revenue Code, was estimated at zero. The Corporation does not anticipate making a contribution to the Pension Plan in 2008 as the Pension Plan was overfunded at December 31, 2007.

Weighted-average rate assumptions of the Pension Plan follow:

	2007	2006	2005

Discount rate used in determining benefit obligations — December 31	6.50%	6.00%	5.60%
Discount rate used in determining pension expense(1)	6.00	6.00	5.75
Expected long-term return on Pension Plan assets	7.00	7.00	8.00
Rate of compensation increase	4.25	4.25	5.00

(1)	The Pension Plan discount rate was 5.60% from January 1 through May 31, 2006. The discount rate was changed to 6.25% effective June 1, 2006 in conjunction with the partial freeze of the Pension Plan, resulting in an average discount rate of 6.00% in 2006.

Net periodic pension cost of the Pension Plan consisted of the following for the years ended December 31:

	2007	2006	2005

	(In thousands)

Service cost	$1,863	$3,177	$4,879
Interest cost	4,448	4,452	4,273
Expected return on plan assets	(5,621)	(5,853)	(5,845)
Amortization of prior service credit	(5)	(13)	(24)
Amortization of unrecognized net loss	—	282	473
Curtailment gain	—	(108)	—
Early retirement benefits	306	—	—

Pension expense	$991	$1,937	$3,756

The following table presents estimated future Pension Plan benefit payments (in thousands):

2008	$3,266
2009	3,478
2010	3,719
2011	4,185
2012	4,637
2013 - 2017	26,849

Total	$46,134

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

continued on next page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L — PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

The following table sets forth the changes in the benefit obligation and plan assets of the Supplemental Plan:

	2007	2006

	(In thousands)

Projected benefit obligation:
Benefit obligation at beginning of year	$632	$789
Service cost	15	21
Interest cost	37	43
Net actuarial gain	(23)	(180)
Benefits paid	(41)	(41)

Benefit obligation at end of year	620	632

Fair value of plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	41	41
Benefits paid	(41)	(41)

Fair value of plan assets at end of year	—	—

Unfunded status of the plan	620	632
Unrecognized net actuarial gain	101	79

Accrued benefit cost before adjustment to accumulated other comprehensive loss	721	711
Reduction of liability under SFAS 158	(101)	(79)

Liability for Supplemental Plan benefits	$620	$632

The Supplemental Plan’s accumulated benefit obligation as of December 31, 2007 and 2006 was $0.54 million and $0.53 million, respectively.

Weighted-average rate assumptions of the Supplemental Plan follow:

	2007	2006	2005

Discount rate used in determining benefit obligations — December 31	6.50%	6.00%	5.60%
Discount rate used in determining pension expense	6.00	5.60	5.75
Rate of compensation increase	4.25	4.25	5.00

Net periodic pension cost of the Supplemental Plan consisted of the following for the years ended December 31:

	2007	2006	2005

	(In thousands)

Service cost	$16	$21	$15
Interest cost	37	43	38
Amortization of unrecognized net (gain) loss	(2)	2	—

Pension expense	$51	$66	$53

The following table presents estimated future Supplemental Plan benefit payments (in thousands):

2008	$41
2009	40
2010	40
2011	40
2012	40
2013 - 2017	275

Total	$476

The Corporation has a postretirement benefit plan (Postretirement Plan) that provides medical benefits, and dental benefits through age 65, to a small portion of its active employees, to employees who retired through December 31, 2001 and others who were provided eligibility via acquisitions. Through December 31, 2001, eligibility for such benefits was age 55 with at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

least ten years of service with the Corporation. Effective January 1, 2002, the Corporation adopted a revised retiree medical program (Postretirement Plan), which substantially reduced the future obligation of the Corporation for retiree medical and dental costs. Retirees and certain employees that met age and service requirements as of December 31, 2001 were grandfathered under the Postretirement Plan. As of January 1, 2007, the Postretirement Plan included 29 active employees that were in the grandfathered group and 118 retirees. The majority of the retirees are required to make contributions toward the cost of their benefits based on their years of credited service and age at retirement. All 29 active employees are currently eligible to receive benefits and will be required to make contributions toward the cost of their benefits upon retirement. Retiree contributions are generally adjusted annually. The accounting for these postretirement benefits anticipates changes in future cost-sharing features such as retiree contributions, deductibles, copayments and coinsurance. The Corporation reserves the right to amend, modify or terminate these benefits at any time. Employees who retire at age 55 or older and have at least ten years of service with the Corporation are provided access to the Corporation’s group health insurance coverage for the employee and a spouse, with no employer subsidy, and are not considered participants in the Postretirement Plan.

The following table sets forth changes in the Corporation’s Postretirement Plan benefit obligation:

	2007	2006

	(In thousands)

Projected postretirement benefit obligation:
Benefit obligation at beginning of year	$4,779	$5,427
Interest cost	261	271
Net actuarial gain	(503)	(613)
Benefits paid, net of retiree contributions	(248)	(306)

Benefit obligation at end of year	4,289	4,779

Fair value of plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions, net of retiree contributions	248	306
Benefits paid, net of retiree contributions	(248)	(306)

Fair value of plan assets at end of year	—	—

Unfunded status of the plan	4,289	4,779
Unrecognized net actuarial loss	(563)	(1,095)
Unrecognized prior service credit	1,597	1,921

Accrued postretirement benefit cost before adjustment to accumulated other comprehensive loss	5,323	5,605
Reduction of liability under SFAS 158	(1,034)	(826)

Liability for Postretirement Plan benefits	$4,289	$4,779

The Postretirement Plan’s accumulated benefit obligation as of December 31, 2007 and 2006 was $4.3 million and $4.8 million, respectively.

Net periodic postretirement benefit (income) cost of the Postretirement Plan consisted of the following for the years ended December 31:

	2007	2006	2005

	(In thousands)

Interest cost	$261	$271	$281
Amortization of prior service credit	(324)	(325)	(324)
Amortization of unrecognized net loss	28	56	61

Pension (income) expense	$(35)	$2	$18

continued on next page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L — PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

The following table presents estimated future retiree plan benefit payments under the Postretirement Plan (in thousands):

2008	$347
2009	360
2010	368
2011	375
2012	376
2013 - 2017	1,788

Total	$3,614

Weighted-average rate assumptions of the Postretirement Plan follow:

	2007	2006	2005

Discount rate used in determining the accumulated postretirement benefit obligation — December 31	6.50%	6.00%	5.60%
Discount rate used in determining periodic postretirement benefit cost	6.00	5.60	5.75
Year 1 increase in cost of postretirement benefits	9.00	9.00	10.50

For measurement purposes, the annual rates of increase in the per capita cost of covered health care benefits and dental benefits for 2008 were each assumed at 9.0%. These rates were assumed to decrease gradually to 5.0% in 2012 and remain at that level thereafter.

The assumed health care and dental cost trend rates could have a significant effect on the amounts reported. A one percentage-point change in these rates would have the following effects:

	One Percentage-	One Percentage-
	Point Increase	Point Decrease

	(In thousands)

Effect on total of service and interest cost components in 2007	$24	$(21)
Effect on postretirement benefit obligation as of December 31, 2007	396	(348)

The measurement date used to determine the Pension Plan, Supplemental Plan and Postretirement Plan benefit amounts disclosed herein was December 31 of each year.

The following table sets forth the changes in accumulated other comprehensive (loss) income, net of tax, related to the Corporation’s pension and postretirement benefit plans during 2007:

	Pension	Supplemental	Postretirement
	Plan	Plan	Plan	Total

	(In thousands)

Accumulated other comprehensive (loss) income at beginning of year	$(5,561)	$51	$537	$(4,973)
Prior service credits	(3)	—	(211)	(214)
Net actuarial gain	1,454	14	346	1,814

Comprehensive income adjustment for pension and other postretirement benefits	1,451	14	135	1,600

Accumulated other comprehensive (loss) income at end of year	$(4,110)	$65	$672	$(3,373)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated (costs) and income that will be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year are as follows:

	Pension	Supplemental	Postretirement
	Plan	Plan	Plan	Total

	(In thousands)

Prior service credits	$(3)	$—	$(211)	$(214)
Net actuarial gain	—	3	7	10

Total	$(3)	$3	$(204)	$(204)

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
December 31, 2006

	Before Application of		After Application of
	SFAS 158	Adjustment	SFAS 158

	(In thousands)

Interest receivable and other assets	$59,197	$(5,878)	$53,319
Total assets	3,795,125	(5,878)	3,789,247
Interest payable and other liabilities	30,140	(905)	29,235
Total liabilities	3,282,266	(905)	3,281,361
Accumulated other comprehensive loss	3,977	4,973	8,950
Total shareholders’ equity	512,859	(4,973)	507,886

Prepaid benefit cost — Pension Plan*	$12,848	$(8,555)	$4,293
Deferred income tax asset*	10,992	2,677	13,669
Liability for Supplemental Plan benefits**	711	(79)	632
Liability for Postretirement Plan benefits**	5,605	(826)	4,779

*	Included in interest receivable and other assets in the consolidated statement of financial position.

**	Included in interest payable and other liabilities in the consolidated statement of financial position.

401(k) Savings Plan:
The Corporation’s 401(k) Savings Plan provides an employer match, in addition to a 4% contribution for certain employees, who are not grandfathered under the Pension Plan discussed above. The 401(k) Savings Plan is available to all regular employees and provides employees with tax deferred salary deductions and alternative investment options. The Corporation matches 50% of the participants’ elective deferrals on the first 4% of the participants’ base compensation. The 401(k) Savings Plan provides employees with the option to invest in the Corporation’s common stock. The Corporation’s match under the 401(k) Savings Plan was $0.67 million in 2007, $0.61 million in 2006 and $0.53 million in 2005. Employer contributions to the 401(k) Savings Plan for the 4% benefit for employees who are not grandfathered under the Pension Plan, previously discussed, totaled $1.21 million in 2007 and $0.57 million in 2006. The combined amount of the employer match and 4% contribution to the 401(k) Savings Plan totaled $1.88 million in 2007, $1.18 million in 2006 and $0.53 million in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M — SHORT-TERM BORROWINGS

					Maximum
		Weighted Average	Average Amount	Weighted Average	Outstanding
	Ending	Interest Rate At	Outstanding	Interest Rate	at any
	Balance	Year-End	During Year	During Year	Month-End

	(Dollars in thousands)

December 31, 2007
Securities sold under agreements to repurchase	$197,363	3.08%	$181,766	3.77%	$203,322
FHLB advances — short-term	—	—	8,822	5.31	20,000

Total short-term borrowings	$197,363	3.08%	$190,588	3.84%	$223,322

December 31, 2006:
Securities sold under agreements to repurchase	$178,969	3.91%	$152,003	3.66%	$178,969
Reverse repurchase agreements	—	—	4,109	3.74	10,000
FHLB advances — short-term	30,000	5.28	52,055	5.20	125,000

Total short-term borrowings	$208,969	4.13%	$208,167	4.05%	$313,969

December 31, 2005:
Securities sold under agreements to repurchase	$125,598	2.76%	$107,634	2.01%	$127,613
Reverse repurchase agreements	10,000	3.64	5,890	3.66	10,000
FHLB advances — short-term	68,000	4.41	16,011	4.02	68,000

Total short-term borrowings	$203,598	3.35%	$129,535	2.33%	$205,613

The carrying value of investment securities, which are reported on the consolidated statements of financial position as “Investment securities: Available for sale,” securing securities sold under agreements to repurchase and reverse repurchase agreements at December 31, 2007, 2006 and 2005 was $208.1 million, $193.1 million and $152.1 million, respectively.

NOTE N — FEDERAL HOME LOAN BANK ADVANCES — LONG-TERM

Long-term FHLB advances outstanding as of December 31, 2007 and 2006 are presented below. Classifications are based on original maturities.

	December 31, 2007		December 31, 2006

		Weighted Average		Weighted Average
	Ending	Interest Rate	Ending	Interest Rate
	Balance	At Year-End	Balance	At Year-End

	(Dollars in thousands)

FHLB advances — long-term:
Fixed-rate advances	$95,049	4.62%	$65,072	4.76%
Convertible fixed-rate advances	55,000	5.72	80,000	5.68

Total FHLB advances — long-term	$150,049	5.02%	$145,072	5.26%

The FHLB advances, short-term and long-term, are collateralized by a blanket lien on qualified one- to four-family residential mortgage loans. At December 31, 2007, the carrying value of these loans was $801 million. FHLB advances totaled $150 million at December 31, 2007, and were comprised solely of long-term advances. The Corporation’s additional borrowing availability, subject to the FHLB’s credit requirements and policies, through the FHLB at December 31, 2007, based on the amount of FHLB stock owned, was $174 million.

Prepayments of fixed-rate advances are subject to prepayment penalties under the provisions and conditions of the credit policy of the FHLB. The Corporation did not incur any prepayment penalties in 2007, 2006 or 2005. The FHLB has the option to convert the convertible fixed-rate advances to a variable interest rate each quarter. The Corporation has the option to prepay, without penalty, the FHLB convertible fixed-rate advance only when the FHLB exercises its option to convert it to a variable-rate advance. During 2007, the FHLB exercised this option and the Corporation prepaid two advances totaling $15 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The scheduled principal reductions on FHLB advances — long-term outstanding at December 31, 2007 were as follows (in thousands):

2008	$65,024
2009	45,025
2010	40,000

Total	$150,049

NOTE O — COMMON STOCK REPURCHASE PROGRAMS

From time to time, the board of directors approves common stock repurchase programs allowing management to repurchase shares of the Corporation’s common stock in the open market. The repurchased shares are available for later reissuance in connection with potential future stock dividends, the Corporation’s dividend reinvestment plan, employee benefit plans and other general corporate purposes. Under these programs, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including the projected parent company cash flow requirements and the Corporation’s share price. The following discussion summarizes the activity of the Corporation’s common stock repurchase programs during the three-year period ended December 31, 2007.

On April 22, 2005, the Corporation publicly announced that its board of directors authorized management to repurchase up to 500,000 shares of the Corporation’s common stock. This authorization rescinded all previous authorizations approved by the board of directors. During 2006, 318,558 shares were repurchased under the repurchase program for an aggregate purchase price of $9.3 million. At December 31, 2006, 54,542 shares of common stock were available for repurchase under the April 2005 authorization. On April 19, 2007, the Corporation publicly announced that its board of directors authorized management to repurchase up to 500,000 shares of the Corporation’s common stock. This authorization rescinded the 31,542 remaining share repurchase authorization that existed at March 31, 2007. On July 18, 2007, the Corporation publicly announced that its board of directors authorized management to repurchase up to 500,000 additional shares of the Corporation’s common stock. During 2007, 1,023,000 shares were repurchased under the Corporation’s repurchase programs for an aggregate purchase price of $25.5 million. At December 31, 2007, there were no shares of common stock available for repurchase.

On January 22, 2008, the Corporation publicly announced that its board of directors authorized management to repurchase up to 500,000 shares of the Corporation’s common stock.

All repurchases, except for one privately negotiated transaction for 21,458 shares in 2006, were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market.

NOTE P — GOODWILL

Goodwill was $69.9 million and $70.1 million at December 31, 2007 and 2006, respectively. Goodwill decreased $0.2 million during 2007 due to the adoption of FIN 48. The Corporation’s goodwill impairment review is performed annually by management, or more frequently if triggering events occur and indicate potential impairment, and is additionally reviewed by an independent third party appraisal firm. The income and fair value approach methodologies were utilized by the appraisal firm to estimate the value of the Corporation’s goodwill. The income approach quantifies the present value of future economic benefits by capitalizing or discounting the cash flows of a business. This approach considers projected dividends, earnings, dividend paying capacity and future residual value. The fair value approach estimates the value of the entity by comparing it to similar companies that have recently been acquired or companies that are publicly traded on an organized exchange. The estimate of fair value includes a comparison of the financial condition of the entity against the financial characteristics and pricing information of comparable companies. Based on the results of these valuations, the Corporation’s goodwill was not impaired at December 31, 2007 or 2006.

continued on next page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P — GOODWILL (CONTINUED)

The following table presents changes in the carrying amount of goodwill for the years ended December 31:

	2007	2006

	(In thousands)

Balance as of January 1	$70,129	$63,293
Adjustment due to the adoption of FIN 48	(221)	—
Goodwill acquired during period	—	6,836

Balance as of December 31	$69,908	$70,129

NOTE Q — ACQUIRED INTANGIBLE ASSETS

The following tables set forth the carrying amounts, accumulated amortization and amortization expense of acquired intangible assets:

	December 31, 2007			December 31, 2006

	Original	Accumulated	Carrying	Original	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

(In thousands)

Core deposit intangibles	$18,033	$13,440	$4,593	$21,956	$15,577	$6,379

During 2006, core deposit intangibles increased $2.7 million due to the 2006 branch transaction. The average amortization period for the core deposit intangibles added in 2006 was ten years. There were no additions of acquired intangible assets during 2007.

Amortization expense for the years ended December 31 follows (in thousands):

2007	$2,781
2006	2,087
2005	2,152

Estimated amortization expense for the years ending December 31 follows (in thousands):

2008	$1,542
2009	718
2010	470
2011	406
2012	406
2013 and thereafter	1,051

Total	$4,593

NOTE R — SHARE-BASED COMPENSATION

Share-Based Compensation:
The Corporation maintains share-based employee compensation plans, under which it periodically has granted both stock options for a fixed number of shares with an exercise price equal to the market value of the shares on the date of grant and stock awards for a fixed number of shares. Prior to January 1, 2006, the Corporation accounted for stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (Opinion 25), and related interpretations, as permitted by SFAS 123. No share-based employee compensation expense was recognized in the consolidated statements of income for years ended prior to December 31, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Corporation adopted SFAS 123(R) using the modified-prospective transition method. Results for prior periods have not been restated. The impact of the adoption of SFAS 123(R) was decreased as a result of the acceleration of the vesting of options to purchase 167,527 shares of the Corporation’s common stock in December 2005. The acceleration of the vesting of these options reduced non-cash compensation expense in 2007 and 2006 by approximately $0.37 million and $0.61 million, respectively. In addition, the board of directors granted options to purchase 177,450 shares of common stock in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 2005 that became immediately vested. These options had a grant date fair value of $1.66 million. As the 177,450 options granted in December 2005 were vested as of December 31, 2005, the Corporation will not recognize future non-cash compensation expense in conjunction with these options.

The fair value of share-based awards is recognized as compensation expense over the requisite service period. The requisite service period is the shorter of the vesting period or the period to retirement eligibility adjusted for projected forfeitures.

As a result of adopting SFAS 123(R) on January 1, 2006, the Corporation recognized compensation expense related to stock options in 2007 of $0.22 million. Basic and diluted earnings per share for the years ended December 31, 2007 and 2006 did not change as a result of the Corporation adopting SFAS 123(R). The Corporation reported basic and diluted earnings per share of $1.60 for the year ended December 31, 2007 and $1.88 for the year ended December 31, 2006.

SFAS 123(R) requires the cash flows realized from the tax benefits of exercised stock option awards that result from actual tax deductions in excess of the recorded tax benefits related to the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, $0.22 million of tax benefits were classified as financing cash flows on the consolidated statement of cash flows for the year ended December 31, 2006.

During 2007, the Corporation granted options to purchase 182,223 shares of stock to certain officers of the Company. The stock options have an exercise price equal to the market value of the common stock on the date of grant, vest ratably over a three- or five-year period and expire 10 years from the date of the grant. The forfeiture rate used in the valuation of options granted in 2007 was 15%.

The fair values of stock options granted during 2007 were $7.28 per share for 174,305 options, $7.01 per share for 5,000 options, $7.35 per share for 2,418 options and $6.93 per share for 500 options. The fair value of options granted during 2005 was $9.34 per share. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions. The Corporation did not grant share-based compensation awards during 2006.

	2007	2005

Expected dividend yield	3.50%	3.20%
Expected stock volatility	34.40%	33.00%
Risk-free interest rate	4.25%-5.04%	4.45%
Expected life of options — in years	6.87	7.00

Expected stock volatility is based on historical volatility of the Corporation’s stock over a seven-year period for the options granted in 2007 and over a nine-year period for the options granted in 2005. The risk-free interest rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of options represents the period of time that options granted are expected to be outstanding and is based primarily upon historical experience, considering both option exercise behavior and employee terminations.

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

During 2006, the board of directors approved stock awards totaling 1,363 shares that were issued in 2007. The awards had a value of $32.88 per share based on the closing price of the Corporation’s stock on the date the board of directors approved the awards. Compensation expense of $0.045 million was recognized in 2006 for these stock awards.

Stock Option Plans:
The Corporation’s Stock Incentive Plan of 1997 (1997 Plan), which was shareholder-approved, permitted the grant of options to purchase shares of common stock to its employees. As of December 31, 2006, there were no shares available for future grant under the 1997 Plan, by action of the board of directors in December 2006.

Effective January 17, 2006, as approved by the Corporation’s shareholders at the 2006 annual meeting of shareholders held April 17, 2006, the Corporation established the Stock Incentive Plan of 2006 (2006 Plan). The 2006 Plan permits the grant continued on next page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R — SHARE-BASED COMPENSATION (CONTINUED)

and award of stock options, restricted stock, restricted stock units, stock awards, other stock-based and stock-related awards and stock appreciation rights (incentive awards). Subject to certain anti-dilution and other adjustments, 1,000,000 shares of the Corporation’s common stock were originally available for incentive awards under the 2006 Plan. At December 31, 2007, there were 816,414 shares available for future issuance under the 2006 Plan.

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

A summary of stock option activity during the three years ended December 31, 2007 is presented below:

		Weighted	Weighted-Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Terms	Intrinsic Value
	Options	Per Share	(In years)	(In thousands)

Outstanding — January 1, 2005	626,015	$30.73
Activity during 2005:
Granted	177,450	32.28
Exercised	(50,562)	22.53
Cancelled	(7,475)	33.33

Outstanding — December 31, 2005	745,428	31.63
Activity during 2006:
Granted	—	—
Exercised	(97,896)	21.75
Cancelled	(6,038)	30.92

Outstanding — December 31, 2006	641,494	33.15
Activity during 2007:
Granted	182,223	24.76
Exercised	(10,920)	26.33
Cancelled	(19,016)	26.38

Outstanding — December 31, 2007	793,781	$31.26	6.66	$6
Exercisable/vested at December 31, 2007	611,558	$33.20	5.79	$6

At December 31, 2007, there were no outstanding stock options with stock appreciation rights.

The aggregate intrinsic values of outstanding and exercisable options at December 31, 2007, in the above table, were calculated based on the closing price of the Corporation’s stock on December 31, 2007 of $23.79 per share less the exercise price of these options. Outstanding and exercisable options with intrinsic values less than zero, or “out-of-the-money” options, were not included in the aggregate intrinsic value reported.

The total intrinsic value of stock options exercised during 2007, 2006 and 2005 was $0.04 million, $0.64 million and $0.50 million, respectively.

At December 31, 2007, there was $0.91 million of total unrecognized pre-tax compensation expense related to nonvested stock options outstanding. The weighted-average period over which this amount will be recognized was 2.6 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 31, 2007:

Options Outstanding				Options Exercisable

	Weighted				Weighted
	Average		Range of		Average
	Exercise		Exercise		Exercise
Number	Price	Average	Prices	Number	Price
Outstanding	Per Share	Term*	Per Share	Exercisable	Per Share

29,686	$23.60	3.71	$23.14 - $23.63	29,686	$23.60
182,223	24.76	9.55	24.07 - 24.82	—	—
154,719	27.36	2.42	26.17 - 27.78	154,719	27.36
168,800	32.28	7.97	32.28	168,800	32.28
83,003	35.67	5.95	35.67	83,003	35.67
175,350	39.69	6.95	39.69	175,350	39.69

793,781	$31.26	6.66	$23.14 - $39.69	611,558	$33.20

*	Weighted average remaining contractual term in years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2007, total unused loan commitments, standby letters of credit and undisbursed loans were $405 million, $28 million and $102 million, respectively. At December 31, 2006, total unused loan commitments, standby letters of credit and undisbursed loans were $402 million, $45 million and $165 million, respectively. Mortgage loan commitments to customers, which are included in undisbursed loans, totaled $6.9 million at December 31, 2007 and $5.8 million at December 31, 2006. A significant portion of the unused loan commitments and standby letters of credit outstanding as of December 31, 2007 expire one year from their contract date; however, $39 million of unused loan commitments extend for more than five years.

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

2008	$4,416
2009	3,649
2010	3,447
2011	2,052
2012	1,771
2013 and thereafter	338

Total	$15,673

Minimum payments include estimates, where applicable, of estimated usage and annual Consumer Price Index increases of approximately 3%.

Total expense recorded under operating leases and other non-cancelable contractual obligations was $4.3 million in 2007 and $3.6 million in 2006 and 2005.

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

NOTE T — REGULATORY CAPITAL AND RESERVE REQUIREMENTS

Banking regulations require that banks maintain cash reserve balances in vault cash, with the Federal Reserve Bank, or with certain other qualifying banks. The aggregate average amount of such legal balances required to be maintained by the Corporation’s subsidiary bank was $34.9 million during 2007 and $26.8 million during 2006. During 2007, the Corporation’s subsidiary bank satisfied its legal reserve requirements by maintaining vault cash balances in excess of legal reserve requirements. The Corporation’s subsidiary bank was not required to maintain compensating balances with correspondent banks during 2007 or 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal and state banking regulations place certain restrictions on the transfer of assets in the form of dividends, loans or advances from the subsidiary bank to the Corporation. At December 31, 2007, substantially all of the assets of the subsidiary bank were restricted from transfer to the Corporation in the form of loans or advances. Dividends from its subsidiary bank are the principal source of funds for the Corporation. Under the most restrictive of these regulations, the aggregate amount of dividends that can be paid by Chemical Bank to the parent company, without obtaining prior approval from bank regulatory agencies, was $10.1 million as of December 31, 2007. Dividends paid to the Corporation by its bank subsidiary totaled $49.0 million in 2007, $28.0 million in 2006 and $27.0 million in 2005. In addition to the statutory limits, the Corporation considers the overall financial and capital position of the subsidiary bank prior to making any cash dividend decisions.

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

At December 31, 2007 and 2006, the Corporation’s and its subsidiary bank’s capital ratios exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.” Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets.

The tables below compare the Corporation’s and its subsidiary bank’s actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

	December 31, 2007
			Risk-Based Capital
	Leverage		Tier 1		Total
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in millions)

Corporation’s capital	$436	12%	$436	16%	$470	17%
Required capital — minimum	147	4	109	4	217	8
Required capital — “well-capitalized” definition	184	5	163	6	271	10
Chemical Bank’s capital	426	12	426	16	459	17
Required capital — minimum	147	4	108	4	217	8
Required capital — “well-capitalized” definition	183	5	162	6	271	10

	December 31, 2006
			Risk-Based Capital
	Leverage		Tier 1		Total
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in millions)

Corporation’s capital	$440	12%	$440	16%	$474	18%
Required capital — minimum	148	4	108	4	217	8
Required capital — “well-capitalized” definition	185	5	163	6	271	10
Chemical Bank’s capital	432	12	432	16	466	17
Required capital — minimum	148	4	108	4	216	8
Required capital — “well-capitalized” definition	185	5	162	6	270	10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans:
For variable interest rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair values for fixed interest rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The resulting amounts are adjusted to estimate the effect of declines in the credit quality of borrowers after the loans were originated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-term borrowings:
Short-term borrowings consist of repurchase agreements and short-term FHLB advances. Fair value is estimated for repurchase agreements and short-term FHLB advances based on the present value of future estimated cash flows using current rates offered to the Corporation for debt with similar terms.

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

The following is a summary of carrying amounts and estimated fair values of financial instrument components of the consolidated statements of financial position at December 31:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In thousands)

Assets:
Cash and cash due from banks	$125,285	$125,285	$135,544	$135,544
Interest-bearing deposits with unaffiliated banks and federal funds sold	64,228	64,228	55,212	55,212
Investment/other securities	616,649	617,063	637,562	637,170
Loans held for sale	7,883	7,883	5,667	5,667
Loans, net of allowance for loan losses	2,760,012	2,732,531	2,773,562	2,717,617
Interest receivable	16,872	16,872	17,755	17,755
Liabilities:
Deposits without defined maturities	$1,797,306	$1,797,306	$1,758,838	$1,758,838
Time deposits	1,078,283	1,077,488	1,139,247	1,136,374
Interest payable	4,594	4,594	4,828	4,828
Short-term borrowings	197,363	197,363	208,969	208,954
FHLB advances — long-term	150,049	152,533	145,072	145,945

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE V — PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial statements of Chemical Financial Corporation (parent company) only follow:

	December 31,
Condensed Statements of Financial Position	2007	2006

	(In thousands)

Assets:
Cash and cash equivalents at subsidiary bank	$4,285	$9,616
Investment securities available for sale	500	850
Investment in bank subsidiary	497,312	498,859
Premises and equipment	5,469	5,710
Goodwill	1,092	1,092
Other assets	359	320

Total assets	$509,017	$516,447

Liabilities and Shareholders’ Equity:
Other liabilities	$553	$8,561

Total liabilities	553	8,561
Shareholders’ equity	508,464	507,886

Total liabilities and shareholders’ equity	$509,017	$516,447

	Years Ended December 31,
Condensed Statements of Income	2007	2006	2005

	(In thousands)

Income:
Cash dividends from bank subsidiary	$49,000	$28,000	$27,000
Cash dividends from non-bank subsidiaries	—	—	475
Interest income from bank subsidiary	393	593	506
Other interest income and dividends	57	137	213
Rental revenue	—	88	536
Investment securities net gains	—	—	848
Other	8	9	155

Total income	49,458	28,827	29,733
Expenses:
Operating expenses	2,019	1,720	4,486

Total expenses	2,019	1,720	4,486

Income before income taxes and equity in undistributed net income of subsidiaries	47,439	27,107	25,247
Federal income tax benefit	545	599	1,134
Equity in undistributed net (loss) income of:
Bank subsidiary	(8,975)	19,123	26,717
Non-bank subsidiaries	—	15	(220)

Net income	$39,009	$46,844	$52,878

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
Condensed Statements of Cash Flows	2007	2006	2005

	(In thousands)

Operating Activities:
Net income	$39,009	$46,844	$52,878
Investment securities gains	—	—	(848)
Depreciation of premises and equipment	439	328	937
Net amortization of investment securities	—	16	42
Equity in excess distributed (undistributed) net income of subsidiaries	8,975	(19,138)	(26,497)
Net (increase) decrease in other assets	(39)	190	(483)
Net (decrease) increase in other liabilities	(245)	(989)	346

Net cash provided by operating activities	48,139	27,251	26,375
Investing Activities:
Cash (paid) assumed in transfer of net (liabilities) assets to subsidiary bank	(643)	1,360	—
Purchases of premises and equipment, net	(198)	(1,132)	(498)
Purchases of investment securities available for sale	—	(241)	(1,041)
Proceeds from maturities and calls of investment securities available for sale	350	100	250
Proceeds from sales of investment securities available for sale	—	—	1,531

Net cash (used in) provided by investing activities	(491)	87	242
Financing Activities:
Cash dividends paid	(27,712)	(27,403)	(26,637)
Proceeds from directors’ stock purchase plan	223	255	231
Proceeds from employees’ exercises of stock options	21	916	664
Repurchases of shares	(25,511)	(9,343)	(3,847)

Net cash used in financing activities	(52,979)	(35,575)	(29,589)

Net decrease in cash and cash equivalents	(5,331)	(8,237)	(2,972)
Cash and cash equivalents at beginning of year	9,616	17,853	20,825

Cash and cash equivalents at end of year	$4,285	$9,616	$17,853

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE W — SUMMARY OF QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)

The following quarterly information is unaudited. However, in the opinion of management, the information reflects all adjustments that are necessary for the fair presentation of the results of operation for the periods presented.

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)

Interest income	$55,925	$57,086	$57,157	$55,726
Interest expense	24,151	24,666	24,684	22,304

Net interest income	31,774	32,420	32,473	33,422
Provision for loan losses	1,625	2,500	2,900	4,475
Noninterest income	10,043	11,356	11,057	10,832
Operating expenses	26,758	27,221	25,170	25,522

Income before income taxes	13,434	14,055	15,460	14,257
Provision for federal income taxes	4,393	4,543	4,850	4,411

Net income	$9,041	$9,512	$10,610	$9,846

Net income per share:
Basic	$0.36	$0.39	$0.44	$0.41
Diluted	0.36	0.39	0.44	0.41

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)

Interest income	$52,277	$53,391	$55,556	$56,199
Interest expense	18,686	20,174	22,817	23,510

Net interest income	33,591	33,217	32,739	32,689
Provision for loan losses	460	400	1,750	2,590
Net losses on sales of investment securities	—	—	—	(1,330)
Noninterest income
(excluding losses on sales of investment securities)	9,832	10,518	9,896	11,231
Operating expenses	25,121	25,076	24,196	23,481

Income before income taxes	17,842	18,259	16,689	16,519
Provision for federal income taxes	5,945	6,030	5,199	5,291

Net income	$11,897	$12,229	$11,490	$11,228

Net income per share:
Basic	$0.47	$0.49	$0.46	$0.45
Diluted	0.47	0.49	0.46	0.45

MARKET FOR CHEMICAL FINANCIAL
CORPORATION COMMON STOCK AND RELATED
SHAREHOLDER MATTERS (UNAUDITED)

MARKET AND DIVIDEND INFORMATION

Chemical Financial Corporation common stock is traded on The Nasdaq Stock Market® under the symbol CHFC. As of December 31, 2007, there were approximately 23.8 million shares of Chemical Financial Corporation common stock issued and outstanding, held by approximately 5,100 shareholders of record. The table below sets forth the range of high and low sales prices for Chemical Financial Corporation common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

	2007		2006
	High	Low	High	Low

First quarter	$33.85	$27.29	$33.18	$30.28
Second quarter	30.94	25.70	32.45	28.56
Third quarter	31.65	21.00	30.89	28.65
Fourth quarter	27.94	22.00	33.96	29.02

The earnings of the Corporation’s subsidiary bank, Chemical Bank, are the principal source of funds to pay cash dividends. Consequently, cash dividends are dependent upon the earnings, capital needs, regulatory constraints, and other factors affecting Chemical Bank. See Note T to the consolidated financial statements for a discussion of such limitations. The Corporation has paid regular cash dividends every quarter since it began operation as a bank holding company in 1973. The following table summarizes the quarterly cash dividends paid to shareholders over the past five years, adjusted for stock dividends paid during this time period. Management expects the Corporation to pay comparable regular quarterly cash dividends on its common shares in 2008.

	Years Ended December 31,
	2007	2006	2005	2004	2003

First quarter	$0.285	$0.275	$0.265	$0.252	$0.238
Second quarter	0.285	0.275	0.265	0.252	0.238
Third quarter	0.285	0.275	0.265	0.252	0.238
Fourth quarter	0.285	0.275	0.265	0.252	0.238

Total	$1.140	$1.100	$1.060	$1.008	$0.952

SHAREHOLDER RETURN

The following line graph compares Chemical Financial Corporation’s cumulative total shareholder return on its common stock over the last five years, assuming the reinvestment of dividends, to the Standard and Poor’s (referred to as “S&P”) 500 Stock Index and the KBW 50 Index. Both of these indices are also based upon total return (including reinvestment of dividends) and are market-capitalization-weighted indices. The S&P 500 Stock Index is a broad equity market index published by Standard and Poor’s. The KBW 50 Index is published by Keefe, Bruyette & Woods, Inc., an investment banking firm that specializes in the banking industry. The KBW 50 Index is composed of 50 money center and regional bank holding companies. The line graph assumes $100 was invested on December 31, 2002.

The dollar values for total shareholder return plotted in the above graph are shown in the table below:

			S&P
	Chemical		500
	Financial	KBW 50	Stock
December 31	Corporation	Index	Index

2002	$100.0	$100.0	$100.0
2003	122.7	134.0	128.6
2004	148.0	147.5	142.6
2005	119.5	149.2	149.6
2006	129.8	178.2	173.1
2007	96.7	137.2	182.6

CHEMICAL FINANCIAL CORPORATION DIRECTORS AND EXECUTIVE OFFICERS

At December 31, 2007

Board of Directors	Gary E. Anderson — Retired Chairman, Dow Corning Corporation (a diversified company specializing in the development, manufacture and marketing of silicones and related silicon-based products)
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

Terence F. Moore — President and Chief Executive Officer and a director, MidMichigan Health (a health care organization)
Aloysius J. Oliver — Retired Chairman, Chief Executive Officer and President, Chemical Financial Corporation
David B. Ramaker — Chairman, Chief Executive Officer and President, Chemical Financial Corporation, and Chairman, Chief Executive Officer and President, Chemical Bank
Larry D. Stauffer — Consultant, Auto Wares Inc. (an automotive parts distribution company)
William S. Stavropoulos — Chairman Emeritus, The Dow Chemical Company (a diversified science and technology company that manufactures chemical, plastic and agricultural products)

Franklin C. Wheatlake — Chairman, Utility Supply and Construction Company
(a company that provides supply chain, material distribution, logistics support and construction services to the electric and gas utility industry)

Executive Officers	David B. Ramaker — Chairman, Chief Executive Officer and President, Chemical Financial Corporation, and Chairman, Chief Executive Officer and President, Chemical Bank
Lori A. Gwizdala — Executive Vice President, Chief Financial Officer and Treasurer, Chemical Financial Corporation
Thomas W. Kohn — Executive Vice President of Community Banking and Secretary, Chemical Financial Corporation
Kenneth W. Johnson — Executive Vice President and Director of Bank Operations, Chemical Bank
William C. Lauderbach — Executive Vice President and Senior Investment Officer, Chemical Bank
Dominic Monastiere — Executive Vice President and Chief Risk Management Officer, Chemical Bank
James E. Tomczyk — Executive Vice President and Senior Credit Officer, Chemical Bank

(This page intentionally left blank)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2007
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number: 000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

235 E. Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

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
Yes  ✓  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (✓)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ✓        Accelerated filer           Non-accelerated filer          Smaller reporting company
                           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    No  ✓

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates of the registrant as of June 30, 2007, determined using the average bid and asked price of the registrant’s common stock on June 30, 2007, as quoted on The Nasdaq Stock Market, was $565,714,183.

The number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2008:

Common stock, $1 par value per share — 23,823,245 shares

DOCUMENTS INCORPORATED BY REFERENCE

This report incorporates into a single document the requirements of the Securities and Exchange Commission (SEC) with respect to annual reports on Form 10-K and annual reports to shareholders. The registrant’s Proxy Statement for the April 21, 2008 annual shareholders’ meeting is incorporated by reference into Part III of this report.

Only those sections of this 2007 Annual Report to Shareholders that are specified in this Cross Reference Index constitute part of the registrant’s Form 10-K for the year ended December 31, 2007. No other information contained in this 2007 Annual Report to Shareholders shall be deemed to constitute any part of the registrant’s Form 10-K, nor shall any such information be incorporated into the Form 10-K, and such information shall not be deemed “filed” as part of the registrant’s Form 10-K.

Form 10-K Cross Reference Index

PART I

Item 1. Business.

Availability of Financial Information

The Corporation files reports with the Securities and Exchange Commission (SEC). Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials the Corporation files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 may be obtained without charge upon written request to Lori A. Gwizdala, Chief Financial Officer of the Corporation, at P.O. Box 569, Midland, Michigan 48640-0569 and are accessible at no cost on the Corporation’s website at www.chemicalbankmi.com in the “Investor Information” section, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies of exhibits may also be requested at the cost of 30 cents per page from the Corporation’s corporate offices. In addition, an interactive copy of the Corporation’s 2007 Annual Report on Form 10-K and the 2008 Proxy Statement are available at www.envisionreports.com/chfc.

General Business

Chemical Financial Corporation (“Chemical” or the “Corporation”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and incorporated in the state of Michigan. Chemical was organized under Michigan law in August 1973 and is headquartered in Midland, Michigan. Chemical was substantially inactive until June 30, 1974, when it acquired Chemical Bank and Trust Company (CBT) pursuant to a reorganization in which the former shareholders of CBT became shareholders of Chemical. CBT’s name was changed to Chemical Bank on December 31, 2005.

In addition to the acquisition of CBT, the Corporation acquired nineteen community banks and fifteen branch bank offices through December 31, 2007 and has consolidated these acquisitions into one commercial bank subsidiary, Chemical Bank. The Corporation continued on next page

completed a corporate organizational restructuring on December 31, 2005, which consolidated its then three commercial bank charters into one commercial bank charter. Chemical Bank Shoreline, headquartered in Benton Harbor, Michigan and Chemical Bank West, headquartered in the Grand Rapids area of Michigan, were consolidated into the Corporation’s remaining commercial bank subsidiary, Chemical Bank, headquartered in Midland, Michigan. Chemical Bank continues to operate through an internal organizational structure of four regional banking units. The organizational restructuring included changes in the responsibilities of certain executive officers to place a greater emphasis on internal growth initiatives.

Chemical Bank directly owns two operating non-bank subsidiaries: CFC Financial Services, Inc. and CFC Title Services, Inc. CFC Financial Services, Inc. is an insurance subsidiary that operates under the assumed name of “CFC Investment Center” (a provider of mutual funds and annuity products to customers). CFC Title Services, Inc. is an issuer of title insurance to buyers and sellers of residential and commercial mortgage properties, including properties subject to loan refinancing.

At December 31, 2007, Chemical was the third largest bank holding company headquartered in Michigan, measured by total assets, and together with its subsidiary bank, employed a total of 1,368 full-time equivalent employees.

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

The principal markets for these financial services are the communities within Michigan in which the branches of Chemical’s subsidiary bank are located and the areas surrounding these communities. As of December 31, 2007, Chemical and its subsidiary bank served these markets through 129 banking offices and two loan production offices across 31 counties, all in the lower peninsula of Michigan. In addition to the banking offices, the subsidiary bank operated 141 automated teller machines, both on- and off-bank premises, as of December 31, 2007.

Chemical Bank’s largest loan category is real estate residential loans. At December 31, 2007, real estate residential loans totaled $839 million, or 30.0% of total loans, compared to $835 million, or 29.8% of total loans at December 31, 2006 and $785 million, or 29.0% of total loans, at December 31, 2005. Real estate residential loans increased $3 million, or 0.4%, in 2007 and $50 million, or 6.4%, during 2006. The increase in real estate residential loans during 2006 was partially attributable to the branch transaction during the year which added $24 million in real estate residential loans, after a portion of the loans acquired were sold in December 2006.

The Corporation’s general practice is to sell real estate residential loan originations with maturities of fifteen years and longer in the secondary market. The Corporation sold $136 million of long-term fixed rate real estate residential loans during 2007 in the secondary markets. The Corporation sold $118 million of long-term fixed rate real estate residential loans during 2006, excluding $14 million of loans acquired in the 2006 branch transaction that were sold in the fourth quarter of 2006. The Corporation sold $111 million of real estate residential loans during 2005.

The principal source of revenue for Chemical is interest and fees on loans, which accounted for 71% of total revenue in 2007, 72% of total revenue in 2006 and 69% of total revenue in 2005. Interest on investment securities is also a significant source of revenue, accounting for 10% of total revenue in both 2007 and 2006 and 13% of total revenue in 2005. Chemical has no foreign loans, assets or activities. No material part of the business of Chemical or its subsidiaries is dependent upon a single customer or very few customers.

Competition

The business of banking is highly competitive. In addition to competition from other commercial banks, banks face significant competition from nonbank financial institutions. Savings associations and credit unions compete aggressively with commercial banks for deposits and loans, and credit unions and finance companies are particularly significant factors in the consumer loan market. Banks compete for deposits with a broad range of other types of investments, the most significant of which, over the past few years, have been mutual funds and annuities. Insurance companies and investment firms are also significant competitors for customer deposits. In response to this increased competition for customers’ bank deposits, the Corporation’s subsidiary bank, through CFC Investment Center, offers a broad array of mutual funds, annuity products and market securities through an alliance with an independent, registered broker/dealer. In addition, the Trust and Investment Management Services department (Trust Department) of Chemical Bank offers customers a variety of investment products and services. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on loans and fees charged for services) and service (convenience and quality of services rendered to customers).

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

Supervision and Regulation

Banks and bank holding companies are extensively regulated. As of December 31, 2007, Chemical’s subsidiary bank, Chemical Bank, was chartered by the state of Michigan and supervised, examined and regulated by the Michigan Office of Financial and Insurance Services. Chemical Bank is a member of the Federal Reserve System and, therefore, also is supervised, examined and regulated by the Federal Reserve System. Deposits of Chemical Bank are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law. Chemical has elected to be regulated by the Board of Governors of the Federal Reserve System (Federal Reserve Board) as a financial holding company under the Bank Holding Company Act of 1956.

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

To recharacterize itself as a financial holding company and to avail itself of the broader powers permitted for financial holding companies, a bank holding company must meet certain regulatory standards for being “well-capitalized,” “well-managed” and “satisfactory” in its Community Reinvestment Act compliance. The Corporation became a financial holding company in 2000.

The Federal Deposit Insurance Corporation (FDIC) formed the Deposit Insurance Fund (DIF) in accordance with the Federal Deposit Insurance Reform Act of 2005 (Reform Act). The FDIC will maintain the insurance reserves of the DIF by assessing depository institutions an insurance premium.

The FDIC adopted final regulations that implemented the Reform Act to create a stronger and more stable insurance system. The final regulations enable the FDIC to tie each depository institution’s DIF insurance premiums both to the balance of insured deposits, as well as to the degree of risk the institution poses to the DIF. In addition, the FDIC has flexibility to manage the DIF’s reserve ratio within a range, which in turn may help prevent sharp swings in assessment rates that were possible under the design of the former system. Under the new risk-based assessment system, the FDIC will evaluate each depository institution’s risk based on three primary sources of information: supervisory ratings for all insured institutions, certain financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them. Neither the Corporation nor Chemical Bank have a long-term debt issuer rating. The ability to differentiate on the basis of risk will improve incentives for effective risk management and will reduce the extent to which safer banks subsidize riskier ones.

The 2007 DIF rates for nearly all depository institutions varied between five and seven cents for every $100 of deposits. Although, as part of the Reform Act, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves to offset a portion of DIF insurance reserve assessments. The Corporation’s assessment credits received from the FDIC were $3.2 million. The Corporation utilized the assessment credits to offset its entire DIF insurance premium in 2007 of approximately continued on next page

$1.8 million. As of December 31, 2007, the FDIC had not established the 2008 DIF insurance premium rate. The Corporation will utilize its remaining $1.4 million of assessment credits during 2008.

The Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (FICO) to impose periodic assessments on all depository institutions. The purpose of these periodic assessments is to spread the cost of the interest payments on the outstanding FICO bonds issued to recapitalize the Savings Association Insurance Fund over a larger number of institutions. The FICO assessment was $0.33 million in 2007, $0.36 million in 2006 and $0.41 million in 2005. The Corporation expects these assessments to continue in 2008 and beyond.

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

Mergers, Acquisitions, Consolidations and Divestitures

The Corporation’s strategy for growth includes strengthening its presence in core markets, expanding into contiguous markets and broadening its product offerings while taking into account the integration and other risks of growth. The Corporation evaluates strategic acquisition opportunities and conducts due diligence activities in connection with possible transactions. As a result, discussions, and in some cases, negotiations may take place and future acquisitions involving cash, debt or equity securities may occur. These generally involve payment of a premium over book value and current market price, and therefore, some dilution of book value and net income per share may occur with any future transaction.

Additional information regarding acquisitions is included in the Supervision and Regulation section and in Note C to the consolidated financial statements.

The following is a summary of the business combinations, consolidations and divestitures completed during the three-year period ended December 31, 2007.

In August 2006, the Corporation acquired two branch banking offices in Hastings and Wayland, Michigan from First Financial Bank, N.A., headquartered in Hamilton, Ohio, operating as Sand Ridge Bank. The Corporation acquired deposits of $47 million, loans of $64 million and other miscellaneous assets of $1.7 million. The Corporation recorded goodwill of $6.8 million and core deposit intangible assets of $2.7 million. The core deposit intangible is being amortized on an accelerated basis over ten years. The loans acquired were comprised of $6 million in commercial loans, $13 million in real estate commercial loans, $38 million in real estate residential loans, and $7 million in consumer loans. During December 2006, the Corporation sold $14 million of the long-term fixed interest rate real estate residential loans acquired in this transaction and recognized gains totaling approximately $1 million.

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

Investments in Chemical common stock involve risk.

The market price of Chemical common stock may fluctuate significantly in response to a number of factors, including:

•	Variations in quarterly or annual operating results

•	Deterioration in asset quality

•	Changes in interest rates

•	Declining real estate values

•	New developments in the banking industry

•	Regulatory actions

•	Volatility of stock market prices and volumes

•	Changes in market valuations of similar companies

•	Current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular

•	Changes in securities analysts’ estimates of financial performance

•	New litigation or contingencies or changes in existing litigation or contingencies

•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies

•	Rumors or erroneous information

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

The Corporation is affected by general economic conditions in the United States, although most directly within Michigan. A further economic downturn or continued weak business environment within Michigan could negatively impact household and corporate incomes. This impact may lead to decreased demand for both loan and deposit products and increase the number of customers who fail to pay interest or principal on their loans.

continued on next page

If Chemical does not adjust to changes in the financial services industry, its financial performance may suffer.

Chemical’s ability to maintain its financial performance and return on investment to shareholders will depend in part on its ability to maintain and grow its core deposit customer base and expand its financial services to its existing customers. In addition to other banks, competitors include savings associations, credit unions, securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in the economic environment within the state of Michigan, regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. New competitors may emerge to increase the degree of competition for Chemical’s customers and services. Financial services and products are also constantly changing. Chemical’s financial performance will also depend in part upon customer demand for Chemical’s products and services and Chemical’s ability to develop and offer competitive financial products and services.

Changes in interest rates could reduce Chemical’s income and cash flow.

Chemical’s income and cash flow depends, to a great extent, on the difference between the interest earned on loans and securities, and the interest paid on deposits and other borrowings. Market interest rates are beyond Chemical’s control, and they fluctuate in response to general economic conditions, the policies of various governmental and regulatory agencies including, in particular, the Federal Reserve Board, and competition. Changes in monetary policy, including changes in interest rates and interest rate relationships, will influence the origination of loans, the purchase of investments, the generation of deposits and the interest rate received on loans and securities and interest paid on deposits and other borrowings.

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

The executive offices of Chemical, the accounting department of Chemical and Chemical Bank and the accounting services, marketing and Trust and Investment Management Services departments of Chemical Bank are located at 235 E. Main Street in downtown Midland, Michigan, in a three-story, approximately 35,000 square foot office building owned by the Corporation. As of December 31, 2007, Chemical and Chemical Bank were utilizing two-thirds of this office building space and the remaining one-third was vacant. The main office of Chemical Bank and the majority of its remaining operations’ departments are located in a three story, approximately 74,000 square foot office building in downtown Midland, Michigan at 333 E. Main Street, owned by Chemical Bank.

Chemical’s subsidiary bank, Chemical Bank, also conducted business from a total of 128 other banking offices and two loan production offices as of December 31, 2007. These offices are located in the lower peninsula of Michigan. Of the total offices, 121 are owned by the subsidiary bank and nine are leased from independent parties with remaining lease terms of less than one year to seven years and eight months. This leased property is considered insignificant. The Corporation’s and Chemical Bank’s owned properties are owned free from mortgages.

Item 3.	Legal Proceedings.

As of December 31, 2007, Chemical Bank is a party, as plaintiff or defendant, to a number of legal proceedings, none of which is considered material, and all of which arose in the ordinary course of its operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Supplemental Item. Executive Officers of the Registrant.

The following provides biographical information about Chemical’s executive officers as of December 31, 2007. Executive officer appointments are made or reaffirmed annually at the organizational meeting of the board of directors. There is no family relationship between any of the executive officers. At its regular meetings, the Corporation’s board of directors may also make other executive officer appointments.

David B. Ramaker, age 52, became Chief Executive Officer and President of Chemical in January 2002 and Chairman of the board of directors of Chemical in April 2006. Mr. Ramaker has been a director of Chemical since October 2001. Mr. Ramaker is also Chairman, Chief Executive Officer and President of Chemical Bank. Mr. Ramaker joined Chemical Bank as Vice President on November 29, 1989. Mr. Ramaker became President of Chemical Bank Key State (consolidated into Chemical Bank) in October 1993. Mr. Ramaker became President and a member of the board of directors of Chemical Bank in September 1996 and Executive Vice President and Secretary to the board of Chemical and Chief Executive Officer of Chemical Bank on January 1, 1997. He served as Chief Executive Officer and President of Chemical Bank and Executive Vice President and Secretary of Chemical until December 31, 2001. Mr. Ramaker became Chairman of Chemical Bank in January 2002. Mr. Ramaker was reappointed as Chief Executive Officer and President of Chemical Bank effective January 1, 2006. Mr. Ramaker serves as Chairman of CFC Financial Services, Inc. and CFC Title Services, Inc., wholly-owned subsidiaries of Chemical Bank. During the last five years, Mr. Ramaker has served as a director of all of the Corporation’s subsidiaries. Mr. Ramaker is also a member of the Executive Management Committee of Chemical.

Lori A. Gwizdala, age 49, is Executive Vice President, Chief Financial Officer and Treasurer of Chemical. Ms. Gwizdala joined Chemical as Controller on January 1, 1985 and was named Chief Financial Officer in May 1987, Senior Vice President in February 1991, Treasurer in April 1994 and Executive Vice President in January 2002. Ms. Gwizdala served as a director of CFC Financial Services, Inc. and CFC Title Services, Inc. from 1997 until December 31, 2005, and as a director of Chemical Bank West (consolidated into Chemical Bank) from January 2002 until December 31, 2005. Ms. Gwizdala is a certified public accountant. Ms. Gwizdala is a member of the Executive Management Committee of Chemical.

Thomas W. Kohn, age 53, was appointed Executive Vice President of Community Banking and Secretary of Chemical in April 2007. Mr. Kohn was Executive Vice President, Community Banking of Chemical Bank from January 1, 2006 until April 2007. Mr. Kohn served as President, Chief Executive Officer and a director of Chemical Bank West (consolidated into Chemical Bank) from January 2002 until December 31, 2005. Mr. Kohn became affiliated with the Company on December 31, 1981 through a bank acquisition and served the Company in various capacities until 1986. Mr. Kohn rejoined the Company in 1991 as President of Chemical Bank Montcalm (consolidated into Chemical Bank West) and served in that position until January 2002. Mr. Kohn is a member of the Executive Management Committee of Chemical.

Kenneth W. Johnson, age 45, is Executive Vice President and Director of Bank Operations of Chemical Bank. Mr. Johnson joined Shoreline Bank, a bank subsidiary of Shoreline Financial Corporation (Shoreline), in 1995 as Vice President and North Region Sales Manager. Mr. Johnson became First Vice President and Head of Retail Banking Operations in 2000. Shoreline merged with Chemical in January 2001. Mr. Johnson became a First Vice President of Branch Administration at Chemical Bank in 2003 and Executive Vice President in January 2006. Mr. Johnson is a member of the Executive Management Committee of Chemical.

William C. Lauderbach, age 65, is Executive Vice President and Senior Investment Officer of Chemical Bank. Mr. Lauderbach joined Chemical Bank as a Trust Officer on July 2, 1973, became Vice President and Trust Officer in March 1980, Investment Officer in January 1985, Senior Vice President in February 1991, First Senior Vice President in January 2001 and Executive Vice President in February 2002. Mr. Lauderbach is a member of the Executive Management Committee of Chemical.

Dominic Monastiere, age 60, was appointed Executive Vice President and Chief Risk Management Officer of Chemical Bank effective April 26, 2007. Mr. Monastiere joined Chemical Bank in June 1987 and served as President and a director of Chemical Bank Bay Area (consolidated into Chemical Bank) from August 1, 1987 until December 31, 2000. Mr. Monastiere was a Community Bank President from January 1, 2001 to April 25, 2007. Mr. Monastiere is a member of the Executive Management Committee of Chemical.

James E. Tomczyk, age 55, was appointed Executive Vice President and Senior Credit Officer of Chemical Bank effective January 1, 2006. Mr. Tomczyk served as President, Chief Executive Officer and a director of Chemical Bank Shoreline (consolidated into Chemical Bank) from January 2002 until December 31, 2005. Mr. Tomczyk joined Shoreline Bank in February 1999 as Executive Vice President of its Private Banking, Trust and Investment divisions and became Senior Executive Vice President of these divisions in October 2000. Mr. Tomczyk is a member of the Executive Management Committee of Chemical.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information required by this item is included under the heading “Market for Chemical Financial Corporation Common Stock and Related Shareholder Matters (Unaudited)” on page 81 and under the heading “Management’s Discussion and Analysis” under the subheading “Capital” on pages 33 through 34. See Item 12 for information with respect to the Corporation’s equity compensation plans.

Item 6.	Selected Financial Data.

The information required by this item is included under the heading “Selected Financial Data” on page 2 and in Notes B and C to the consolidated financial statements on pages 52 and 53.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is included under the heading “Management’s Discussion and Analysis” on pages 3 through 36.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included under the subheadings “Liquidity Risk” on pages 27 through 28 and “Market Risk” on pages 31 and 32 of “Management’s Discussion and Analysis.”

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is included under the headings “Report of Independent Registered Public Accounting Firm,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” on pages 38-80.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Chemical Financial Corporation

We have audited the accompanying consolidated statements of income, changes in shareholders’ equity, and cash flows of Chemical Financial Corporation and subsidiaries for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Chemical Financial Corporation and subsidiaries for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

Detroit, Michigan
February 24, 2006

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The information required by this item is included under the subheading “Other Matters — Change in Independent Registered Public Accounting Firm” on page 35 of “Management’s Discussion and Analysis.”

Item 9A.	Controls and Procedures.

Chemical Financial’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934. An evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation’s internal control over financial reporting that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Information required by this item is also included under the heading “Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting” on page 37 and under the heading “Report of Independent Registered Public Accounting Firm” on page 38.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is set forth under the heading “Chemical Financial’s Board of Directors and Nominees for Election as Directors” and the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” in the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders and is here incorporated by reference.

Information regarding the identification of executive officers is included herein in the Supplemental Item on pages 92 and 93.

Information required by this item is set forth under the subheadings “Committees of the Board of Directors” and “Audit Committee” in the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders and is here incorporated by reference.

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

Information required by this item is set forth under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” in the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders is here incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth under the heading “Ownership of Chemical Financial Common Stock” in the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders and is here incorporated by reference.

The following table presents information about the registrant’s equity compensation plans as of December 31, 2007:

Equity Compensation Plan Information
			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance under
	Issued upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	789,794	$31.29	816,414

Equity compensation plans not approved by security holders	3,987	25.49	41,729

Total	793,781	$31.26	858,143

Equity compensation plans approved by shareholders include the Stock Incentive Plan of 1997 (1997 Plan) and the Chemical Financial Corporation Stock Incentive Plan of 2006 (2006 Plan).

As of December 31, 2007, there were no shares available for issuance under the 1997 Plan. While no new awards may be made under the 1997 Plan, as of December 31, 2007, there were options outstanding under the 1997 Plan to purchase 607,571 shares of Chemical’s common stock with a weighted average exercise price of $33.25 per share. The 1997 Plan provided for awards of nonqualified stock options, incentive stock options and stock appreciation rights, or a combination thereof.

The 2006 Plan was approved by Chemical’s shareholders on April 17, 2006, authorizing the issuance of up to 1,000,000 shares of Chemical Financial Corporation common stock. The 2006 Plan provides for the award of stock-based compensation to eligible participants. The 2006 Plan provides for the issuance of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards and other awards based on or related to shares of Chemical common stock (collectively referred to as incentive awards). Key employees of the Corporation and its subsidiaries, as the Compensation and Pension Committee of the board of directors may select from time to time, are eligible to receive awards under the 2006 Plan. No employee of the Corporation may receive any awards under the 2006 Plan while the employee is a member of the Compensation and Pension Committee. During 2007, the Corporation granted options to purchase 182,223 shares of stock to certain officers of the Corporation. The fair values of stock options granted during 2007 were $7.28 per share for 174,305 options, $7.01 per share for 5,000 options, $7.35 per share for 2,418 options and $6.93 per share for 500 options. During 2006, the board of directors approved the award of 1,363 stock awards under the 2006 Plan issuable in 2007. These awards had a value on the date of grant of $32.88 per share, based on the closing price of Chemical stock on the date the board of directors approved the awards. At December 31, 2007, there were 816,414 shares available for issuance under the 2006 Plan.

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

The 2006 Plan permits the Compensation and Pension Committee to award restricted stock and restricted stock units, subject to the terms and conditions set by this committee that are consistent with the 2006 Plan. Shares of restricted stock are shares of common stock for which the retention, vesting and/or transferability is subject, for specified periods of time, to such terms and conditions as the Compensation and Pension Committee deems appropriate (including continued employment and/or achievement of performance goals established by that committee). Restricted stock units are incentive awards denominated in units of common stock under which the issuance of shares of common stock is subject to such terms and conditions as the Compensation and Pension Committee deems appropriate (including continued employment and/or achievement of performance goals established by that committee). For purposes of determining the number of shares available under the 2006 Plan, each restricted stock unit would count as the number of shares of common stock subject to the restricted stock unit. Unless determined otherwise by the Compensation and Pension Committee, each restricted stock unit would be equal to one share of Chemical common stock and would entitle a participant to either shares of common stock or an amount of cash determined with reference to the value of shares of common stock. The Compensation and Pension Committee could award restricted stock or restricted stock units for any amount of consideration or no consideration, as the committee determines.

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

At December 31, 2007, equity compensation plans not approved by security holders consisted of the Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors (Stock Purchase Plan) and the Chemical Financial Corporation Stock Option Plan for Holders of Shoreline Financial Corporation (Shoreline Plan).

The Stock Purchase Plan became effective on March 25, 2002 and was designed to provide non-employee directors of the Corporation’s subsidiary and community banks, who are neither directors nor employees of the Corporation, the option of receiving their fees in shares of the Corporation’s stock. Directors of the Corporation are not eligible to participate in the Stock Purchase Plan. The Stock Purchase Plan provides for a maximum of 75,000 shares of the Corporation’s common stock, subject to adjustments for certain changes in the capital structure of the Corporation as defined in the Stock Purchase Plan, to be available under the Stock Purchase Plan. Subsidiary directors and community advisory directors, who elect to participate in the Stock Purchase Plan, may elect continued on next page

to contribute to the Stock Purchase Plan fifty percent or one hundred percent of their board of director fees and/or fifty percent or one hundred percent of their director committee fees, earned as directors or community advisory directors of the Corporation’s subsidiary or community banks. Contributions to the Stock Purchase Plan are made by the Corporation’s subsidiary on behalf of each electing participant. Stock Purchase Plan participants may terminate their participation in the Stock Purchase Plan, at any time, by written notice of withdrawal to the Corporation. Participants will cease to be eligible to participate in the Stock Purchase Plan when they cease to serve as directors or community directors of the subsidiary or community banks of the Corporation. Shares are distributed to participants annually. During 2007, a total of 7,107 shares were distributed by the Stock Purchase Plan. During 2006, a total of 7,861 shares were distributed by the Stock Purchase Plan. Mr. Wheatlake received 408 shares of stock in January 2006 under the Stock Purchase Plan in conjunction with subsidiary director fees he earned in 2005, prior to him becoming a director of the Corporation on January 1, 2006. As of December 31, 2007, there were 41,729 shares of the Corporation’s common stock available for future issuance under the Stock Purchase Plan.

Options granted under the Shoreline Plan were incentive stock options and were awarded at the fair value of Shoreline Financial Corporation (merged with Chemical in January 2001) common stock on the date of grant. Payment for exercise of an option at the time of exercise may be made in the form of shares of the Corporation’s common stock having a market value equal to the exercise price of the option at the time of exercise, or in cash. There are no further stock options available for grant under the Shoreline Plan. As of December 31, 2007, there were options outstanding under the Shoreline Plan for 3,987 shares of common stock with a weighted average exercise price of $25.49 per share.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item is set forth under the heading “Election of Directors” and the subheading “Certain Relationships and Related Transactions” in the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders and is here incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is set forth under the subheading “Independent Registered Public Accounting Firm” and the subheading “Committees of the Board of Directors” in the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders and is here incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1)	Financial Statements. The following financial statements and reports of the independent registered public accounting firms of Chemical Financial Corporation and its subsidiary are filed as part of this report:

Pages

Consolidated Statements of Financial Position-December 31, 2007 and 2006	40
Consolidated Statements of Income for each of the three years in the period ended December 31, 2007	41
Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2007	42
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007	43
Notes to Consolidated Financial Statements	44-80
Reports of Independent Registered Public Accounting Firm dated February 28, 2008	38-39
Report of Independent Registered Public Accounting Firm dated February 24, 2006	95

The financial statements, the notes to financial statements, and the independent registered public accounting firms’ reports listed above are incorporated by reference from Item 8 of this report.

(2)	Financial Statement Schedules. The schedules for the Corporation are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

(3)	Exhibits. The following lists the Exhibits to the Annual Report on Form 10-K:

Number	Exhibit

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-8, filed with the SEC on March 2, 2001. Here incorporated by reference.
3.2	Restated Bylaws. Previously filed as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the SEC on November 5, 2004. Here incorporated by reference.
4	Long-Term Debt. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant’s total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term debt to the SEC upon request.
10.1	Chemical Financial Corporation Stock Incentive Plan of 2006.* Previously filed as an exhibit to the registrant’s Form 8-K, filed with the SEC on April 21, 2006. Herein incorporated by reference.
10.2	Chemical Financial Corporation Stock Incentive Plan of 1997 and Underlying Agreements.* Previously filed as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 15, 2005. Here incorporated by reference.
10.3	Chemical Financial Corporation Deferred Compensation Plan for Directors.* Previously filed as Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 13, 2006. Here incorporated by reference.
10.4	Chemical Financial Corporation Deferred Compensation Plan.* Previously filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 1, 2007. Here incorporated by reference.
10.5	Chemical Financial Corporation Supplemental Pension Plan.* Previously filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 12, 2004. Here incorporated by reference.
10.6	Chemical Financial Corporation Stock Option Plan for Holders of Shoreline Financial Corporation.* Previously filed as Exhibit 4.3 to the registrant’s Registration Statement on Form S-8, filed with the SEC on March 2, 2001. Here incorporated by reference.
10.7	Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors.* Previously filed as Exhibit 4.3 to the registrant’s Registration Statement on Form S-8, filed with the SEC on March 25, 2002. Here incorporated by reference.
10.8	Separation and Release Agreement with James R. Milroy.*
10.9	Retirement and Release Agreement with John Reisner.*
21	Subsidiaries.
23.1	Consent of KPMG LLP.
23.2	Consent of Ernst & Young LLP.
23.3	Consent of Andrews Hooper & Pavlik P.L.C.
24	Powers of Attorney.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification pursuant to 18 U.S.C. §1350.
99.1	Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors Audited Financial Statements and Notes.

* These agreements are management contracts or compensation plans or arrangements required to be filed as Exhibits to this Form 10-K.

The index of exhibits and any exhibits filed as part of the 2007 Form 10-K are accessible at no cost on the Corporation’s web site at www.chemicalbankmi.com in the “Investor Information” section, at www.envisionreports.com/chfc and through the United States Securities and Exchange Commission’s web site at www.sec.gov. Chemical will furnish a copy of any exhibit listed above to any shareholder of the registrant at a cost of 30 cents per page upon written request to Ms. Lori A. Gwizdala, Chief Financial Officer, Chemical Financial Corporation, 333 East Main Street, Midland, Michigan 48640-0569.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2008.

CHEMICAL FINANCIAL CORPORATION

David B. Ramaker
Chairman of the Board, CEO, President and Director
Principal Executive Officer

Lori A. Gwizdala
Executive Vice President, CFO and Treasurer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 28, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

OFFICERS:

David B. Ramaker
Chairman of the Board, CEO, President and Director
Principal Executive Officer

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