Form 10-Q
period 2008-03-31
CHEMICAL FINANCIAL CORP
filed 2008-05-08
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2008

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

333 East Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

(989) 839-5350
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes    X      No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes           No   X

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of April 25, 2008, was 23,823,245 shares.

INDEX

Chemical Financial Corporation
Form 10-Q

Index to Form 10-Q
		Page

Safe Harbor Statement		3

Part I.	Financial Information

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2007)	4

	Consolidated Statements of Financial Position as of March 31, 2008, December 31, 2007 and March 31, 2007	4

	Consolidated Statements of Income for the Three Months Ended March 31, 2008 and March 31, 2007	5

	Consolidated Statements of Changes in Shareholders' Equity for the Three Months Ended March 31, 2008 and March 31, 2007	6

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and March 31, 2007	7

	Notes to Consolidated Financial Statements	8-21

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22-39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

Part II.	Other Information

Item 1A.	Risk Factors	41

Item 6.	Exhibits	42

Signatures		43

Exhibit Index

Safe Harbor Statement

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Chemical Financial Corporation itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "judgment," "plans," "predicts," "projects," "should," "will," variations of such words and similar expressions are intended to identify such forward-looking statements. All of the information concerning interest rate sensitivity in Part I, Item 3 is forward-looking. Management's determination of the provision and allowance for loan losses involves judgments that are inherently forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Chemical Financial Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Risk factors include, but are not limited to, the risk factors described in Item 1A in Chemical Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 2007, the timing and level of asset growth; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; opportunities for acquisitions and the effective completion of acquisitions and integration of acquired entities; the possibility that anticipated cost savings and revenue enhancements from acquisitions, restructurings, reorganizations and bank consolidations may not be realized fully or at all or within expected time frames; the local and global effects of the ongoing war on terrorism and other military actions, including actions in Iraq; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I. Financial Information

Item 1.	Financial Statements

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Financial Position

	March 31, 2008	December 31, 2007	March 31, 2007
	(Unaudited)		(Unaudited)
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$93,063	$125,285	$88,116
Federal funds sold	135,000	58,000	138,000
Interest-bearing deposits with unaffiliated banks	34,066	6,228	5,210
Total cash and cash equivalents	262,129	189,513	231,326
Investment securities:
Available-for-sale (at estimated fair value)	490,950	503,271	520,892
Held-to-maturity (estimated fair value - $89,440 at 3/31/08, $91,657 at 12/31/07 and $91,987 at 3/31/07)	88,659	91,243	92,198
Total investment securities	579,609	594,514	613,090
Other securities	22,142	22,135	22,131
Loans held-for-sale	10,792	7,883	7,005
Loans:
Commercial	527,514	515,319	558,190
Real estate commercial	764,768	760,399	727,650
Real estate construction	128,878	134,828	137,605
Real estate residential	817,348	838,545	833,580
Consumer	546,486	550,343	541,774
Total loans	2,784,994	2,799,434	2,798,799
Allowance for loan losses	(39,662)	(39,422)	(35,016)
Net loans	2,745,332	2,760,012	2,763,783
Premises and equipment	49,339	49,930	49,442
Goodwill	69,908	69,908	69,908
Other intangible assets	6,342	6,876	8,185
Interest receivable and other assets	53,705	53,542	52,623
Total Assets	$3,799,298	$3,754,313	$3,817,493

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$519,405	$535,705	$519,984
Interest-bearing	2,432,994	2,339,884	2,432,051
Total deposits	2,952,399	2,875,589	2,952,035
Interest payable and other liabilities	24,274	22,848	24,672
Securities sold under agreements to repurchase	178,000	197,363	158,067
Federal Home Loan Bank advances - short-term	-	-	20,000
Federal Home Loan Bank advances - long-term	130,049	150,049	145,072
Total liabilities	3,284,722	3,245,849	3,299,846
Shareholders' equity:
Common stock, $1 par value per share:
Authorized - 30,000,000 shares
Issued and outstanding - 23,823,245 shares at 3/31/08, 23,814,939 shares at 12/31/07 and 24,814,030 shares at 3/31/07	23,823	23,815	24,814
Surplus	344,935	344,579	368,198
Retained earnings	144,510	141,867	132,532
Accumulated other comprehensive income/(loss)	1,308	(1,797)	(7,897)
Total shareholders' equity	514,576	508,464	517,647
Total Liabilities and Shareholders' Equity	$3,799,298	$3,754,313	$3,817,493

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Income (Unaudited)
	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$45,570	$47,366
Interest on investment securities:
Taxable	5,839	6,135
Tax-exempt	695	664
Dividends on other securities	194	216
Interest on federal funds sold	1,018	1,445
Interest on deposits with unaffiliated banks	121	99
Total interest income	53,437	55,925
Interest Expense
Interest on deposits	16,327	20,336
Interest on securities sold under agreements to repurchase	959	1,614
Interest on Federal Home Loan Bank advances - short-term	-	294
Interest on Federal Home Loan Bank advances - long-term	1,765	1,907
Total interest expense	19,051	24,151
Net Interest Income	34,386	31,774
Provision for loan losses	2,700	1,625
Net interest income after provision for loan losses	31,686	30,149
Noninterest Income
Service charges on deposit accounts	4,774	4,968
Trust and investment services revenue	2,027	2,100
Other charges and fees for customer services	2,223	2,442
Mortgage banking revenue	536	442
Investment securities gains	-	4
Other	20	55
Total noninterest income	9,580	10,011
Operating Expenses
Salaries, wages and employee benefits	14,479	14,739
Occupancy	2,770	2,589
Equipment	2,187	2,149
Other	7,408	7,249
Total operating expenses	26,844	26,726
Income Before Income Taxes	14,422	13,434
Provision for federal income taxes	4,751	4,393
Net Income	$9,671	$9,041

Net Income Per Share:
Basic	$0.41	$0.36
Diluted	0.41	0.36
Cash Dividends Paid Per Share	0.295	0.285

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	(In thousands, except share data)
Balances at January 1, 2007	$24,828	$368,554	$123,454	$(8,950)	$507,886
Impact of adoption of FIN 48			40		40
Comprehensive income:
Net income			9,041
Net unrealized gains on investment
securities available for sale, net of tax
expense of $595				1,106
Reclassification adjustment for realized net gain on call of investment securities included
in net income, net of tax expense of $1				(3)
Adjustment for pension and other
postretirement benefits expense, net of tax
benefit of $26				(50)
Comprehensive income					10,094
Shares issued - stock options	1	20			21
Shares issued - directors' stock purchase plan	7	216			223
Shares issued - share awards	1	44			45
Repurchase of shares	(23)	(637)			(660)
Share-based compensation		1			1
Other			(3)		(3)
Balances at March 31, 2007	$24,814	$368,198	$132,532	$(7,897)	$517,647

Balances at January 1, 2008	$23,815	$344,579	$141,867	$(1,797)	$508,464
Comprehensive income:
Net income			9,671
Net unrealized gains on Investment securities-Available-for-sale, net of tax expense of $1,701				3,158
Adjustment for pension and other postretirement benefits expense, net of tax benefit of $28				(53)
Comprehensive income					12,776
Cash dividends declared and paid of $0.295 per share			(7,028)		(7,028)
Shares issued - directors' stock purchase plan	8	223			231
Share-based compensation		133			133
Balances at March 31, 2008	$23,823	$344,935	$144,510	$1,308	$514,576

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:	(In thousands)
Net income	$9,671	$9,041
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,700	1,625
Gains on sales of loans	(383)	(264)
Proceeds from sales of loans	43,366	28,844
Loans originated for sale	(45,892)	(29,918)
Investment securities gains	-	(4)
Net (gains) losses on sales of other real estate and repossessed assets	56	(39)
Depreciation of premises and equipment	1,434	1,464
Amortization of intangible assets	871	734
Net amortization of premiums and discounts on investment securities	97	147
Share-based compensation expense	133	2
Net decrease in interest receivable and certain other assets	1,078	733
Net increase in interest payable and certain other liabilities	1,604	2,776
Net cash provided by operating activities	14,735	15,141
Cash Flows From Investing Activities:
Investment securities-Available-for-sale:
Proceeds from maturities, calls and principal reductions	47,418	25,527
Purchases	(30,830)	(23,946)
Investment securities-Held-to-maturity:
Proceeds from maturities, calls and principal reductions	3,554	2,493
Purchases	(475)	(180)
Other securities:
Purchases	(7)	-
Net decrease in loans	7,437	6,725
Proceeds from sales of other real estate and repossessed assets	1,202	688
Purchases of premises and equipment	(1,068)	(1,431)
Net cash provided by investing activities	27,231	9,876
Cash Flows From Financing Activities:
Net increase in noninterest-bearing and interest-bearing demand deposits and savings accounts	49,391	44,431
Net increase in time deposits	27,419	9,519
Net decrease in securities sold under agreements to repurchase	(19,363)	(20,902)
Repayment of FHLB advances - short-term	-	(10,000)
Increase in FHLB advances - long-term	-	10,000
Repayment of FHLB advances - long-term	(20,000)	(10,000)
Cash dividends paid	(7,028)	(7,079)
Proceeds from directors' stock purchase plan	231	223
Tax benefits from share-based awards	-	5
Proceeds from exercise of stock options	-	16
Repurchases of common stock	-	(660)
Net cash provided by financing activities	30,650	15,553
Net increase in cash and cash equivalents	72,616	40,570
Cash and cash equivalents at beginning of year	189,513	190,756
Cash and Cash Equivalents at End of Period	$262,129	$231,326
Supplemental disclosure of cash flow information:
Interest paid	$19,825	$24,340
Loans transferred to other real estate and repossessed assets	4,543	1,429
Investment securities-Available-for-sale transferred to Investment securities-Held-to-maturity	502	-

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2008

Note A:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (the Corporation) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2007.

Certain prior year amounts have been reclassified to place them on a basis comparable with the current period's financial statements. Such reclassifications had no impact on net income or shareholders' equity.

Fair Value Measurement

Effective January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities by providing a single definition for fair value, a framework for measuring fair value and expanding disclosures concerning fair value. SFAS 157 requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. The adoption of SFAS 157 did not have an impact on the Corporation's consolidated financial condition or results of operations.

On February 12, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157" (FAS 157-2). FAS 157-2 amends SFAS 157 to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of FAS 157-2 is not expected to have a material impact on the Corporation's financial statements. The Corporation elected not to delay the application of SFAS 157 to nonfinancial assets and liabilities recognized at fair value on a nonrecurring basis.

Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants in the market in which the reporting entity transacts such sales or transfers. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity's own data. Under SFAS 157, fair value measurements are separately disclosed by level within the fair value hierarchy.

Effective January 1, 2008, the Corporation adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (SFAS 159), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2008

Note A:  Basis of Presentation (continued)

No. 107, "Disclosures about Fair Value of Financial Instruments." At March 31, 2008, the Corporation decided not to elect the fair value option for any financial assets or liabilities under the guidance of SFAS 159 at that time.

Mortgage Servicing Income

Effective January 1, 2008, the Corporation adopted the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" (SAB 109). SAB 109 provides recognition guidance for entities that issue loan commitments that are accounted for at fair value through earnings. SAB 109 indicates that the expected future cash flows related to the associated servicing of the loan should be considered, while other internally-developed intangible assets should not be considered, when measuring the fair value of a loan commitment at inception or through its life. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Corporation previously did not include the associated servicing of the loan when measuring the fair value of derivative loan commitments at inception and throughout its life. At March 31, 2008, the Corporation determined the impact of the adoption of SAB 109 on the Corporation's consolidated financial condition or results of operations was not material.

Share-Based Compensation

Effective January 1, 2006, the Corporation adopted SFAS No. 123(R), "Share-Based Payment" (SFAS 123(R)), using the modified-prospective transition method. Under that method, compensation expense is recognized for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, and all share-based awards granted after December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

The fair value of share-based awards is recognized as compensation expense on a straight-line basis over the requisite service period. The requisite service period is the shorter of the vesting period or the period to normal retirement eligibility.

In January 2008, the SEC issued Staff Accounting Bulletin No. 110, "Certain Assumptions Used in Valuation Methods" (SAB 110), which amends Staff Accounting Bulletin No. 107, "Share-Based Payment" (SAB 107). SAB 110 allows for the continued use, under certain circumstances, of the "simplified" method in developing an estimate of the expected term of so-called "plain vanilla" stock options accounted for under SFAS 123(R). SAB 110 amends SAB 107 to permit the use of the "simplified" method beyond December 31, 2007. The adoption of SAB 110 in January 2008 did not have an effect on the Corporation's consolidated financial condition or results of operations.

Income Taxes

The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate is primarily a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax-income and tax credits.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at the enacted tax rates expected to be applied to taxable income in the years in which those differences are expected to be recovered or settled. Reserves for contingent tax liabilities are reviewed quarterly for adequacy based upon developments in tax law and the status of audit examinations in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). The Corporation has no reserve for contingent income tax liabilities recorded at March 31, 2008.

The tax periods open to examination by the Internal Revenue Service include the fiscal years ended December 31, 2007, 2006, 2005 and 2004. The same fiscal years are open to examination for the Michigan Single Business Tax with the addition of the fiscal year ended December 31, 2003.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2008

Note A:  Basis of Presentation (continued)

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

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per share computations:
	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share amounts)

Numerator for both basic and diluted earnings per share, net income	$9,671	$ 9,041

Denominator for basic earnings per share, weighted average common shares outstanding	23,823	24,833
Weighted average common stock equivalents	4	16
Denominator for diluted earnings per share	23,827	24,849

Basic earnings per share	$0.41	$0.36
Diluted earnings per share	0.41	0.36

The average numbers of employee stock option awards outstanding that were anti-dilutive and therefore not included in the computation of earnings per share were as follows: 807,572 and 444,189 for the three months ended March 31, 2008 and 2007, respectively.

Equity

In January 2008, the Corporation authorized management to repurchase up to 500,000 shares of the Corporation's stock. During the three months ended March 31, 2008, no shares were repurchased. At March 31, 2008 there were 500,000 remaining shares available for repurchase under the January 2008 authorization.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2008

Note A:  Basis of Presentation (continued)

Accumulated Other Comprehensive Income/(Loss)

The components of accumulated other comprehensive income/(loss), net of related tax benefits, at March 31, 2008, December 31, 2007 and March 31, 2007 are as follows:
	March 31, 2008	December 31, 2007	March 31, 2007
	(In thousands)
Net unrealized gains/(losses) on Investment securities-Available-for-sale, net of related tax (expense) benefit of $(2,549) at 3/31/08, $(848) at 12/31/07 and $1,547 at 3/31/07.	$ 4,734	$1,576	$(2,874)
Pension and other postretirement benefits expense, net of related tax benefit of $1,844 at 3/31/08, $1,816 at 12/31/07, and $2,703 at 3/31/07.	(3,426)	(3,373)	(5,023)
Accumulated other comprehensive income/(loss)	$ 1,308	$(1,797)	$(7,897)

At March 31, 2008, the Corporation held investment securities with a fair market value of $59.3 million that had gross unrealized losses, which existed for less than twelve months, of $0.85 million at that date. The Corporation also held investment securities as of March 31, 2008 with a fair market value of $41.5 million that had gross unrealized losses, which existed for twelve months or more, of $0.29 million at that date. Management believes that the unrealized losses on investment securities are temporary in nature and are due primarily to changes in interest rates and not as a result of credit related issues. The Corporation has both the intent and ability to hold the investment securities with unrealized losses to maturity or until such time as the unrealized losses recover.

Operating Segment

The Corporation operates in a single operating segment - commercial banking. The Corporation is a financial holding company that operated through one commercial bank, Chemical Bank, at March 31, 2008. Chemical Bank operates within the state of Michigan as a state-chartered commercial bank. Chemical Bank continues to operate through an internal organizational structure of four regional banking units, offering a full range of commercial banking and fiduciary products and services to the residents and business customers in the bank's geographical market areas. The products and services offered by the regional banking units, through branch banking offices, are generally consistent throughout the Corporation, as generally is the pricing of these products and services. The marketing of products and services throughout the Corporation's regional banking units is generally uniform, as many of the markets served by the regional banking units overlap. The distribution of products and services is uniform throughout the Corporation's regional banking units and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.

The Corporation's primary sources of revenue are from its loan products and investment securities.

Pending Accounting Pronouncements

Business Combinations: In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), "Business Combinations" (SFAS 141(R)). SFAS 141(R) requires an acquirer in a business combination to recognize most assets acquired, liabilities assumed, and any noncontrolling interests at their fair values on the date of acquisition. Previously, these items were assigned values through a cost allocation process. SFAS 141(R) is effective prospectively for business combinations that occur in fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141(R) as of January 1, 2009 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2008

Note A:  Basis of Presentation (continued)

Noncontrolling Interests: In December 2007, the FASB also issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" (SFAS 160). SFAS 160 requires a parent company to clearly identify ownership interests in subsidiaries held by parties other than the parent, and to present these interests in the parent's consolidated balance sheet and consolidated statement of income separate from the parent's financial position and results of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Adoption of SFAS 160 as of January 1, 2009 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

Derivative Instruments and Hedging Activities: In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" (SFAS 161). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

Legal Matters

The Corporation and its subsidiary bank are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition or results of operations of the Corporation.

Note B:  Nonperforming Assets, Allowance for Loan Losses and Impaired Loans

The following summarizes nonperforming assets at the dates indicated:
	March 31, 2008	December 31, 2007	March 31, 2007
		(In thousands)
Nonaccrual loans:
Commercial	$11,595	$10,961	$ 4,891
Real estate commercial	19,235	19,672	14,621
Real estate construction	17,206	12,979	3,283
Real estate residential	9,267	8,516	4,660
Consumer	4,057	3,468	1,293
Total nonaccrual loans	61,360	55,596	28,748

Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	1,631	1,958	2,030
Real estate commercial	2,865	4,170	2,342
Real estate construction	392	-	-
Real estate residential	4,742	1,470	1,350
Consumer	940	166	719
Total accruing loans contractually past due 90 days or more as to interest or principal payments	10,570	7,764	6,441
Total nonperforming loans	71,930	63,360	35,189
Other real estate and repossessed assets (1)	12,664	11,132	9,250
Total nonperforming assets	$84,594	$74,492	$44,439

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held for sale.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2008

Note B:  Nonperforming Assets, Allowance For Loan Losses and Impaired Loans (continued)

The following summarizes the changes in the allowance for loan losses:
	Three Months Ended March 31,
	2008	2007
	(In thousands)
Balance at beginning of year	$39,422	$34,098
Provision for loan losses	2,700	1,625

Loans charged off:
Commercial	(591)	(429)
Real estate commercial	(1,304)	(74)
Real estate construction	(16)	(67)
Real estate residential	(245)	(18)
Consumer	(540)	(350)
Total loan charge-offs	(2,696)	(938)

Recoveries of loans previously charged off:
Commercial	77	99
Real estate commercial	20	1
Real estate construction	29	-
Real estate residential	22	1
Consumer	88	130
Total loan recoveries	236	231
Net loan charge-offs	(2,460)	(707)
Balance as of March 31	$39,662	$35,016

The following summarizes credit quality statistics:
	March 31, 2008	December 31, 2007	March 31, 2007
Nonperforming loans as a percent of total loans	2.58%	2.26%	1.26%
Nonperforming assets as a percent of total assets	2.23%	1.98%	1.16%
Net loans charged off against the allowance for loan losses to average loans (annualized)	0.35%	0.22%	0.10%
Allowance for loan losses as a percent of total loans	1.42%	1.41%	1.25%
Allowance for loan losses as a percent of nonperforming loans	55%	62%	100%

The following summarizes impaired loan information at the dates indicated:
	Balances			Valuation Reserve
	March 31, 2008	December 31, 2007	March 31, 2007	March 31, 2008	December 31, 2007	March 31, 2007
	(In thousands)
Impaired loans with valuation reserve	$27,104	$22,224	$ 6,059	$5,652	$4,616	$1,440
Impaired loans with no valuation reserve	21,715	23,631	20,535	-	-	-
Total impaired loans	$48,819	$45,855	$26,594	$5,652	$4,616	$1,440

Impaired loans on nonaccrual basis	$48,036	$43,612	$22,795	$5,549	$4,381	$1,289
Impaired loans on accrual basis	783	2,243	3,799	103	235	151
Total impaired loans	$48,819	$45,855	$26,594	$5,652	$4,616	$1,440

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2008

Note B:  Nonperforming Assets, Allowance For Loan Losses and Impaired Loans (continued)

The Corporation considers all nonaccrual commercial, real estate commercial and real estate construction loans to be impaired loans. In addition, the Corporation identified an additional $0.8 million, $2.3 million and $3.8 million of impaired loans that were in an accrual status at March 31, 2008, December 31, 2007 and March 31, 2007, respectively. Real estate residential and consumer loans are considered to be homogeneous and therefore are excluded from the analysis of impaired loans.

Note C:  Intangible Assets

The Corporation has recorded three types of intangible assets: goodwill, mortgage servicing rights (MSRs) and core deposit intangible assets. Goodwill and core deposit intangible assets arose as the result of business combinations or other acquisitions. MSRs arose as a result of selling mortgage loans in the secondary market but retaining the right to service these loans and receive servicing income over the life of the loan. Amortization is recorded on the MSRs and core deposit intangible assets. Goodwill is not amortized but is evaluated at least annually for impairment. No impairment was indicated in the annual impairment review for 2007.

The changes in the carrying amount of goodwill for the three months ended March 31, 2008 and 2007 are as follows:
	Three Months Ended March 31,
	2008	2007
	(In thousands)
Balance as of January 1	$69,908	$70,129
Adjustment due to the adoption of FIN 48	-	(221)
Balance as of March 31	$69,908	$69,908

The following table shows the net carrying value of the Corporation's other intangible assets:
	March 31, 2008	December 31, 2007	March 31, 2007
	(In thousands)
Core deposit intangibles	$4,062	$4,593	$5,886
Mortgage servicing rights	2,280	2,283	2,299
Total other intangible assets	$6,342	$6,876	$8,185

There was no impairment valuation allowance recorded on MSRs as of March 31, 2008, December 31, 2007 or March 31, 2007. The Corporation was servicing $584.6 million, $569.8 million and $549.0 million of real estate residential loans as of March 31, 2008, December 31, 2007 and March 31, 2007, respectively. Amortization expense of MSRs for the three months ended March 31, 2008 and March 31, 2007 was $0.34 million and $0.24 million, respectively.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2008

Note C:  Intangible Assets (continued)

The following table sets forth the carrying amount and accumulated amortization of core deposit intangible assets that are amortizable and arose from business acquisitions:
	March 31, 2008			December 31, 2007			March 31, 2007
	Gross Original Amount	Accumulated Amortization	Carrying Amount	Gross Original Amount	Accumulated Amortization	Carrying Amount	Gross Original Amount	Accumulated Amortization	Carrying Amount
				(In thousands)
Core deposit intangible assets	$18,033	$13,971	$4,062	$18,033	$13,440	$4,593	$18,033	$12,147	$5,886

The amortization expense of core deposit intangible assets for the three months ended March 31, 2008 and March 31, 2007 was $0.53 million and $0.49 million, respectively.

At March 31, 2008, the remaining amortization expense on core deposit intangible assets that existed as of that date has been estimated through 2013 and thereafter in the following table (in thousands):
2008	$1,012
2009	718
2010	470
2011	406
2012	406
2013 and thereafter	1,050
Total	$4,062

Note D:  Fair Value Measurements

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Investment securities-Available-for-sale are recorded at fair value on a recurring basis. Additionally, the Corporation may be required to record other assets at fair value on a nonrecurring basis, such as loans held-for-sale, loans held for investment, goodwill, core deposit intangibles, mortgage servicing rights, other real estate and repossessed assets. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

The Corporation determines the fair market value of its financial instruments based on the fair value hierarchy established in SFAS 157. There are three levels of inputs that may be used to measure fair value as follows:
Level 1	Valuation is based upon quoted prices for identical instruments in active markets.

Level 2

Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3

Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models or similar techniques. The determination of fair value also requires significant management judgment or estimation.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for assets or liabilities not recorded at fair value.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2008

Note D:  Fair Value Measurements (continued)

Investment securities-Available-for-sale

Investment securities-Available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that include market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Level 1 securities include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include government sponsored agencies, securities issued by state and political subdivisions, mortgage-backed securities, collateralized mortgage obligations and corporate bonds.

Loans held-for-sale

The carrying amounts reported in the consolidated statements of financial position for loans held for sale are at the lower of cost or market value. The fair values of loans held for sale are based on the market price for similar loans in the secondary market. The Corporation classifies loans held for sale as nonrecurring Level 2 adjustments when cost exceeds fair value.

Loans

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the loan's observable market price, the fair value of the collateral or the present value of the expected future cash flows discounted at the loan's effective interest rate. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3. At March 31, 2008, the Corporation recorded $34.0 million of its $48.8 million of impaired loans at fair value through specific allocations of the allowance for loan losses at March 31, 2008 or charge-offs recorded in current or prior periods.

Goodwill

Goodwill is subject to impairment testing on an annual basis. The market and income approach methods were used in the completion of impairment testing. These valuation methods require a significant degree of management judgment. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by either of the valuation models. As such, the Corporation classifies goodwill subjected to nonrecurring fair value adjustments as Level 3. At March 31, 2008, no goodwill impairment was recorded.

Other Intangible Assets

Other intangible assets consist of core deposit intangibles and mortgage servicing rights (MSRs). These items are both carried at fair value when initially recorded. Subsequently, core deposit intangibles are amortized on a straight-line or accelerated basis over periods ranging from three- to fifteen-years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If core deposit intangible impairment is identified and recorded, the Corporation classifies impaired core deposit intangibles

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2008

Note D:  Fair Value Measurements (continued)

as Level 3 nonrecurring fair value adjustments. At March 31, 2008, there was no impairment recorded for core deposit intangibles. The fair value of MSRs is initially estimated using a model that calculates the net present value of estimated future cash flows using various assumptions including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, determined by the model, through a valuation allowance. The Corporation classifies MSRs subjected to nonrecurring fair value adjustments as Level 3. At March 31, 2008, there was no impairment recorded for MSRs.

Other real estate / repossessed assets

The carrying amounts for other real estate (ORE) and repossessed assets (RA) are reported in the consolidated statements of financial position under "Interest receivable and other assets." ORE and RA includes real estate and other types of assets repossessed by the Corporation. ORE and RA are adjusted to the lower of cost or fair value upon the transfer of a loan to ORE or RA. Fair value is generally based on independent appraisal values of the collateral. Subsequently, ORE and RA are carried at the lower of cost or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records ORE and RA as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the ORE and RA as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

For assets and liabilities measured at fair value on a recurring basis, SFAS 157 requires quantitative disclosures about the fair value measurements separately for each major category of assets as reported in the following table:
	Fair Value Measurement at March 31, 2008
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)

Investment securities-Available-for-sale	$31,880	$459,070	$ -	$490,950

There were no liabilities recorded at fair value on a recurring basis at March 31, 2008.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2008

Note D: Fair Value Measurements (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Corporation may be required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The following table presents each major category of assets that was measured at fair value on a nonrecurring basis:
	Fair Value Measurements at March 31, 2008
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Loans	$ -	$ -	$34,030	$34,030
Other real estate / repossessed assets	-	-	11,121	11,121
Total	$ -	$ -	$45,151	$45,151

There were no liabilities recorded at fair value on a nonrecurring basis at March 31, 2008.

Note E:  Employee Benefit Plans

Share-Based Compensation Plans

Effective January 17, 2006, as approved by the Corporation's shareholders at the 2006 annual meeting of shareholders held April 17, 2006, the Corporation established the Stock Incentive Plan of 2006 (2006 Plan). The 2006 Plan permits the grant and award of stock options, restricted stock and restricted stock units, stock awards, other stock-based and stock-related awards and stock appreciation rights (incentive awards). Subject to certain anti-dilution and other adjustments, the Plan authorized up to 1,000,000 shares of the Corporation's common stock available for issuance as incentive awards. No employee of the Corporation may receive any incentive award under the 2006 Plan while the employee is a member of the Compensation and Pension Committee. The 2006 Plan provides for accelerated vesting if there is a change in control as defined in the 2006 Plan. Option awards can be granted with an exercise price equal to no less than the market price of the Corporation's stock at the date of grant and the Corporation expects option awards generally to vest from one to five years from the date of grant. Dividends are not paid on unexercised options. Key employees of the Corporation and its subsidiaries, as the Compensation and Pension Committee of the board of directors may select from time to time, are eligible to receive awards under the 2006 Plan. At March 31, 2008, there were 236,816 stock options outstanding, 30,701 restricted stock performance units outstanding and 731,120 shares available for future issuance under the 2006 Plan.

At March 31, 2008, there were 583,724 stock options outstanding under the Corporation's Stock Incentive Plan of 1997 (1997 Plan), which was shareholder-approved. As of March 31, 2008, there were no shares available for future grant under the 1997 Plan, by action of the board of directors in December 2006.

During the three-month period ended March 31, 2008, the Corporation granted 30,701 restricted stock performance units and options to purchase 54,593 shares of stock to certain officers of the Company.

The restricted stock performance units vest at December 31, 2010 if any of the three predetermined targeted earnings per share levels are achieved in 2010. The restricted performance units vest at .5x, 1x or 2x the number of units originally granted depending on which, if any, of the predetermined targeted earnings per share levels are met in 2010. Upon vesting, the restricted stock performance units will be converted to shares of the Corporation's stock on a one-to-one basis.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2008

Note E:  Employee Benefit Plans (continued)

The fair value of stock options granted during the first three months of 2008 was $6.25 per share. A summary of the weighted-average assumptions used in the Black-Scholes option pricing model for grants of stock options during the first three months of 2008 follows:
Expected dividend yield	4.20%
Risk-free interest rate	3.41%
Expected volatility	36.40%
Forfeiture rate	16.00%
Expected life (in years)	6.38

The Corporation did not grant share-based compensation awards during the three-month period ended March 31, 2007.

Stock options have an exercise price equal to the market value of the common stock on the date of grant, generally vest ratably over a three-year period and expire 10 years from the date of the grant. The Corporation uses the Black-Scholes option pricing model to measure compensation expense for stock options. The Company also estimates expected forfeitures over the requisite service period.

The Corporation recognized compensation expense related to share awards of $0.13 million for the three months ended March 31, 2008, compared to one thousand dollars for the three months ended March 31, 2007. Basic and diluted earnings per share for the three-month periods ended March 31, 2008 and March 31, 2007 did not change as a result of the Corporation recognizing compensation expense for share-based awards in accordance with SFAS 123(R). The Corporation's reported basic and diluted earnings per share was $0.41 for the three months ended March 31, 2008 and $0.36 for the three months ended March 31, 2007.

A summary of stock option activity during the three months ended March 31, 2008 is presented below:
	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	793,781	$31.26
Granted	54,593	24.52
Exercised	-	-
Forfeited or expired	(27,834)	34.72
Outstanding at March 31, 2008	820,540	$30.70	6.64	$6

Exercisable/vested at March 31, 2008	583,724	$33.13	5.51	$6

The aggregate intrinsic values of outstanding and exercisable options at March 31, 2008 were calculated based on the closing price of the Corporation's stock on March 31, 2008 of $23.84 per share less the exercise price of those shares. Outstanding and exercisable options with intrinsic values less than zero, or "out-of-the-money" options, were not included in the aggregate intrinsic value reported.

As of March 31, 2008, there was approximately $0.63 million of total unrecognized pre-tax compensation expense related to nonvested restricted stock performance units outstanding. The weighted-average period over which this amount will be recognized is 2.9 years.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2008

Note E:  Employee Benefit Plans (continued)

As of March 31, 2008, there was approximately $1.08 million of total unrecognized pre-tax compensation expense related to nonvested stock options outstanding. The weighted-average period over which this amount will be recognized is 2.4 years.

Common shares issued upon exercise of stock options were new shares issued by the Corporation from authorized but unissued shares.

There were no stock options exercised during the three-month period ended March 31, 2008. The following summarizes certain information regarding options exercised during the three-month period ended March 31, 2007:
Three Months Ended March 31, 2007
(In thousands)
Intrinsic value	$14
Cash proceeds received	19
Tax benefit realized	5

Pension and Other Postretirement Benefits

The components of net periodic benefit cost for the Corporation's qualified and nonqualified pension plans and nonqualified postretirement benefits plan are as follows:
	Defined Benefit Pension Plans		Postretirement Benefits Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
	(In thousands)

Service cost	$401	$470	$-	$-
Interest cost	1,162	1,121	65	65
Expected return on plan assets	(1,410)	(1,405)	-	-
Amortization of prior service benefit	(1)	(1)	(81)	(81)
Amortization of unrecognized net (gain) loss	(1)	(1)	2	7
Net periodic benefit cost (income)	$151	$184	$(14)	$(9)

401(k) Savings Plan expense for the Corporation's match of participants' base compensation and 4% contribution to certain employees who are not grandfathered under the Pension Plan was $0.45 million for the three months ended March 31, 2008 and 2007, respectively.

For further information on the Corporation's pension and other postretirement benefits, refer to Note L to the consolidated financial statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2007.

Note F:  Financial Guarantees

In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2008

Note F:  Financial Guarantees (continued)

case basis, depending on the nature of the financial instrument and the customer's creditworthiness. At March 31, 2008 and 2007, the Corporation had $31.4 million and $44.9 million, respectively, of outstanding financial and performance standby letters of credit which expire in five years or less. The majority of these standby letters of credit are collateralized. The amount of a potential liability arising from these standby letters of credit is considered immaterial to the financial statements as a whole. At March 31, 2008, the Corporation had no liability recorded for standby letters of credit.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

Critical Accounting Policies

The Corporation's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management has identified the determination of the allowance for loan losses, pension and other postretirement plan accounting, income and other taxes, capitalization and valuation of mortgage servicing rights and the evaluation of goodwill impairment to be the accounting areas that require the most subjective or complex judgments, and as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the board of directors. The Corporation's significant accounting policies are more fully described in Note A to the audited consolidated financial statements contained in the Corporation's 2007 Annual Report on Form 10-K and the more significant assumptions and estimates made by management are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Corporation's 2007 Annual Report on Form 10-K. There have been no material changes to those policies or the estimates made pursuant to those policies during the most recent quarter.

Summary

The Corporation's net income was $9.7 million in the first quarter of 2008, up 7.0% from net income of $9.0 million in the first quarter of 2007. Diluted earnings per share were $0.41 in the first quarter of 2008, up 13.9% from diluted earnings per share of $0.36 in the first quarter of 2007. The increases in net income and earnings per share were primarily the result of an increase in net interest income.

Return on average assets in the first quarter of 2008 was 1.03%, compared to 0.97% in the first quarter of 2007 on an annualized basis. Return on average equity in the first quarter of 2008 was 7.7%, compared to 7.2% in the first quarter of 2007 on an annualized basis.

Total assets were $3.80 billion as of March 31, 2008, down $18.2 million, or 0.5%, from March 31, 2007, and up $45.0 million, or 1.2%, from total assets of $3.75 billion at December 31, 2007.

Total loans were $2.78 billion as of March 31, 2008, a decrease of $13.8 million, or 0.5%, from March 31, 2007, and a decrease of $14.4 million, or 0.5%, from December 31, 2007. The slight decreases in total loans from March 31, 2007 and December 31, 2007 were largely attributable to lower real estate residential loans.

At March 31, 2008, shareholders' equity was 13.5% of total assets and $21.60 per outstanding share. Shareholders' equity of $514.6 million as of March 31, 2008 increased $6.1 million, or 1.2%, from December 31, 2007. The increase in shareholders' equity during the three months ended March 31, 2008 was primarily attributable to retained net income (excess of net income over cash dividends paid) for the first quarter of 2008 and the positive change in unrealized gain/loss on investment securities recorded in accumulated other comprehensive income.

Balance Sheet Changes

Total Assets

Total assets were $3.80 billion as of March 31, 2008, an increase of $45.0 million, or 1.2%, from total assets of $3.75 billion as of December 31, 2007 and a decrease of $18.2 million, or 0.5%, from total assets of $3.82 billion as of March 31, 2007. The increase in total assets from December 31, 2007 was primarily attributable to higher short-term investments as a result of an increase in seasonal deposits. The decrease in total assets from March 31, 2007 was primarily attributable to the utilization of excess liquidity to reduce wholesale borrowings.

Interest-earning assets were $3.56 billion at March 31, 2008, an increase of $78.4 million, or 2.2%, from December 31, 2007. The increase in interest-earning assets between December 31, 2007 and March 31, 2008 was primarily attributable to seasonal deposit growth that was invested primarily in federal funds sold.

Total Deposits

Total deposits were $2.95 billion as of March 31, 2008, an increase of $76.8 million, or 2.7%, from total deposits of $2.88 billion as of December 31, 2007, and unchanged from total deposits of $2.95 billion as of March 31, 2007. The increase in total deposits during the first three months of 2008 was primarily attributable to higher seasonal municipal customer account balances.

Loans

The Corporation's philosophy is such that it will not compromise on loan quality and generally does not make loans outside its banking markets to grow or maintain its loan portfolio. In addition, the Corporation generally does not participate in syndicated loans, which is a method utilized by some financial institutions to increase the size of their loan portfolios. The Corporation's loan portfolio consists, almost exclusively, of loans originated within the state of Michigan, although the loan portfolio is generally diversified geographically within the state of Michigan, as well as along industry lines, and is generally well collateralized.

Total loans at March 31, 2008 were $2.78 billion, down $14.4 million, or 0.5%, from total loans at December 31, 2007, and down $13.8 million, or 0.5%, from total loans at March 31, 2007. The Corporation has experienced a reduction in customer loan demand from year-end that is believed by management to be due to the less than favorable economic climate within Michigan. The result of the weakness of the economy within Michigan has adversely impacted both new capital investments by businesses within the Corporation's markets and new residential housing construction.

Commercial loans increased $12.2 million, or 2.4%, from December 31, 2007 to $527.5 million as of March 31, 2008. Commercial loans represented 18.9% of the Corporation's loan portfolio as of March 31, 2008 and 18.4% as of December 31, 2007.

Real estate commercial loans increased $4.4 million, or 0.6%, from December 31, 2007 to $764.8 million as of March 31, 2008. Real estate commercial loans represented 27.5% of the Corporation's loan portfolio as of March 31, 2008 and 27.2% as of December 31, 2007.

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

Real estate construction loans are originated for both business, including land development, and residential properties. The risk of loss from land development and residential development properties has increased as the inventory of these properties across the state of Michigan is historically high. These loans often convert to a real estate loan at the completion of the construction or development period. Real estate construction loans decreased $6.0 million, or 4.4%, from December 31, 2007 to $128.9 million as of March 31, 2008. Real estate construction loans represented 4.6% and 4.8% of the Corporation's loan portfolio as of March 31, 2008 and December 31, 2007, respectively.

Construction lending involves a higher degree of risk than one- to four-family residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser of the property if it will not be owner-occupied. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market areas, using conservative underwriting guidelines, and closely monitoring the construction process. The Corporation's risk in this area increased during 2007 and the first quarter of 2008 as the sale of units in residential real estate development projects slowed as customer demand decreased and the inventory of unsold units increased across the state of Michigan.

Real estate residential loans decreased $21.2 million, or 2.5%, from December 31, 2007 to $817.3 million as of March 31, 2008. The decrease in loans was primarily attributable to customers refinancing adjustable rate mortgages to long-term fixed interest rate loans that the Corporation sold in the secondary mortgage market. Residential real estate loans represented 29.4% of the Corporation's loan portfolio as of March 31, 2008 and 30.0% as of December 31, 2007. The Corporation's real estate residential loans primarily consist of one- to four-family residential loans with original terms of less than fifteen years. The Corporation's general practice is to sell real estate residential loan originations with maturities of fifteen years and longer in the secondary market. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance.

The Corporation originated $71.3 million of real estate residential loans during the first quarter of 2008 and sold $45.9 million of these originations in the secondary market, compared to the sale of $29.1 million of real estate residential loans during the same period one year earlier.

Consumer loans decreased $3.8 million, or 0.7%, from December 31, 2007 to $546.5 million as of March 31, 2008. Consumer loans represented 19.6% of the Corporation's loan portfolio as of March 31, 2008 and 19.6% as of December 31, 2007.

Consumer loans generally have shorter terms than mortgage loans but generally involve more credit risk than one- to four-family residential lending because of the type and nature of the collateral. Collateral values, particularly those of automobiles, are negatively impacted by many factors, such as new car promotions, vehicle condition and a slow economy. Consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal situations.

Loans held-for-sale at March 31, 2008 were $10.8 million, an increase of $2.9 million, or 37%, compared to $7.9 million at December 31, 2007.

Asset Quality

Nonperforming Assets

Nonperforming assets consist of loans for which the accrual of interest has been discontinued, loans which are past due as to principal or interest by ninety days or more and are still accruing interest and assets obtained through foreclosures and repossessions. The Corporation transfers a loan that is ninety days or more past due to nonaccrual status, unless it believes the loan is both well secured and in the process of collection. Accordingly, the Corporation has determined that the collection of accrued and unpaid interest on any loan that is ninety days or more past due and still accruing interest is probable. Nonperforming assets were $84.6 million as of March 31, 2008, compared to $74.5 million as of December 31, 2007, and represented 2.2% and 2.0% of total assets, respectively. It is management's opinion that the increase in nonperforming assets is, in part, attributable to the recessionary type economic climate within Michigan which has resulted in cash flow difficulties being encountered by many commercial loan customers. The increase in the Corporation's nonperforming assets is not concentrated in any one industry or any one geographical area within Michigan. The Corporation's lending market does not include the southeastern portion of Michigan and at March 31, 2008, the Corporation did not have any nonperforming assets in that portion of the state. In addition, the sizes of the loan transactions are generally relatively small, which further decreases the risk of loss within the commercial loan portfolio due to the lack of loan concentration. As it continues into 2008 to be well publicized nationwide that appraisal values of both residential and commercial real estate values have generally declined, the Corporation has experienced declines in both residential and commercial real estate appraisal values due to the weakness in the economy in Michigan. It is management's assessment as of March 31, 2008, for both residential and commercial real estate loans, that the discounted loan to value ratios within the Corporation's lending market areas are generally still within an acceptable underwriting range. Based on the declines in both residential and commercial real estate values, management continues to discount appraised values to compute estimated fair market values of real estate secured loans. Accordingly, in the first quarter of 2008, due primarily to declines in real estate values, the Corporation increased its specific impairment reserves on impaired loans $1.1 million to $5.7 million at March 31, 2008.

The tables below provide a summary of nonperforming assets and the composition of nonperforming loans, by major loan category, as of March 31, 2008 and December 31, 2007.

Nonperforming Assets
	March 31, 2008	December 31, 2007
	(In thousands)
Nonaccrual loans	$61,360	$55,596
Accruing loans contractually past due 90 days or more as to interest or principal payments	10,570	7,764
Total nonperforming loans	71,930	63,360
Other real estate and repossessed assets	12,664	11,132
Total nonperforming assets	$84,594	$74,492

Composition of Nonperforming Loans
	March 31, 2008	December 31, 2007
	(In thousands)
Commercial	$13,226	$12,919
Real estate commercial	22,100	23,842
Real estate construction	17,598	12,979
Real estate residential	14,009	9,986
Consumer	4,997	3,634
Total nonperforming loans	$71,930	$63,360

Nonperforming loans at March 31, 2008 were $71.9 million, up $8.5 million, or 13.5%, compared to $63.4 million at December 31, 2007. The level and composition of nonperforming loans at March 31, 2008 were adversely affected by the continuing recessionary type economic conditions in the state of Michigan and in the Corporation's local markets. The majority of the increase in nonperforming loans during the first quarter of 2008 occurred in real estate construction and real estate residential loans.

At March 31, 2008, the composition of nonperforming loans consisted of commercial loans of $13.2 million, real estate commercial loans of $22.1 million, real estate construction loans of $17.6 million, real estate residential loans of $14.0 million and consumer loans of $5.0 million. This composition represented 18%, 31%, 24%, 20% and 7% of total nonperforming loans at March 31, 2008, respectively.

Nonperforming commercial loans of $13.2 million at March 31, 2008, were up $0.3 million, or 2.4%, from $12.9 million at December 31, 2007. At March 31, 2008, the Corporation had one nonperforming commercial loan over $1 million, with the customer's loan relationship totaling $1.8 million. This customer is a retailer of mobile and modular homes, with the loans secured primarily by an inventory of mobile homes. The Corporation has initiated legal proceedings against the borrower for payment and expects a lengthy workout of this credit relationship. The impairment reserve on this loan totaled $0.6 million at March 31, 2008. In addition, the Corporation had a customer with a nonperforming commercial loan of $0.7 million that also had a nonperforming real estate commercial loan with a balance of $0.5 million at March 31, 2008, resulting in $1.2 million of total nonperforming loans with this customer at March 31, 2008. This customer's business is an excavating company and the loans are secured by construction equipment, accounts receivable and commercial property, primarily a gravel pit. Business has been slow for this customer, which has created cash flow difficulties, although the customer's business has recently slightly improved. It is anticipated that demand will continue throughout the spring season, which should lead to an improvement in the customer's cash flow. At March 31, 2008, the Corporation assessed the fair value of the underlying collateral to be in excess of the principal balances of the loans.

The Corporation's real estate commercial loan portfolio is comprised of three segments: real estate commercial, land development and vacant land loans. The following definitions are provided to clarify the types of loans included in each of the real estate commercial loan categories. Real estate commercial loans are secured by real estate occupied by the owner for ongoing operations and by non-owner occupied real estate leased to one or more tenants. Land development loans are secured by land that is in the process of actively being developed in terms of infrastructure improvements to create finished marketable lots for future development. Vacant land loans are secured by undeveloped land which has been acquired for future development.

Nonperforming real estate commercial loans totaling $22.1 million at March 31, 2008 were comprised of $19.7 million of real estate commercial loans and $2.4 million of land development and vacant land loans. At March 31, 2008, the Corporation's nonperforming real estate commercial loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Company's market areas. The Michigan economy remains weak, thus creating a difficult business environment for many lines of business across the state. The following discussion of the Corporation's nonperforming real estate commercial loans has been segregated into the three real estate commercial loan categories, described above, to provide more detail on the risk associated with these type loans.

The Corporation's $19.7 million of nonperforming real estate commercial loans at March 31, 2008 were comprised of sixty-one borrowers with loan relationships from $2,000 to $2.4 million, with six borrowers having loan relationships exceeding $1 million and comprising $10.0 million, or 51%, of these loans as of that date. A description of these six loan relationships follows. One loan relationship involves loans to three related borrowers totaling $2.4 million at March 31, 2008. These loans are secured by the same non-owner occupied real estate, and foreclosure proceedings have been commenced. At March 31, 2008, the Corporation assessed the fair value of the underlying collateral to be in excess of the principal balances of the loans. Another loan relationship totaling $1.7 million is secured by a hotel. This loan was partially charged off in the amount of $0.2 million in 2007. At March 31, 2008, the Corporation assessed the fair value of the underlying collateral to be in excess of the remaining principal balance of the loan. One loan in the amount of $1.2 million is secured by an automobile dealership and is also secured with a seventy-five percent guarantee by a federal governmental agency. The impairment reserve on this loan at March 31, 2008 totaling $0.28 million is attributable to the unguaranteed portion of the loan. Another loan relationship involves loans to related borrowers totaling $2.1 million that are secured by a hotel, vacant land and two residential properties. Due to declining real estate values, the Corporation partially charged off a portion of this loan relationship in the amount of $0.15 million during the first quarter of 2008. In addition, a $0.06 million impairment reserve was established on this loan relationship during the first quarter of 2008. The foreclosure process has been initiated with this customer. A loan relationship in the amount of $1.4 million is secured by a sixty-unit apartment complex. Foreclosure proceedings have begun on this loan. At March 31, 2008, the impairment reserve on this loan totaled $0.41 million. A loan relationship in the amount of $1.5 million is secured by a hotel. An impairment reserve of $0.33 million was established for this loan in the first quarter of 2008.

The Corporation's nonperforming land development and vacant land loans were $2.4 million at March 31, 2008. These loans represented amounts due primarily from one customer. The carrying value of this customer's loan relationship totaled $1.7 million at March 31, 2008 and was secured by forty-three residential lots and multiple parcels of vacant land, zoned both commercial and residential. Foreclosure proceedings have begun with this borrower. Due to declining real estate values, the Corporation partially charged off this loan in the amount of $1.1 million ($0.4 million in 2007 and $0.7 million during the first quarter of 2008). At March 31, 2008, the Corporation assessed the fair value of the underlying collateral to be in excess of the remaining principal balances of the loans.

Real estate construction loans are secured by commercial, retail and residential real estate in the construction phase with the intent to be sold or become an income producing property. Nonperforming real estate construction loans totaled $17.6 million at March 31, 2008 and were comprised entirely of residential real estate development loans. The economy in Michigan has adversely impacted housing demand throughout the state and, accordingly, the Corporation has experienced an increase in the number of its residential real estate land development borrowers with cash flow difficulties associated with a significant decline in sales of both lots and residential real estate. Nonperforming construction loans at March 31, 2008 were comprised of 17 borrowers, with four borrowers having loan relationships exceeding $1 million and comprising 77% of total nonperforming construction loans as of that date. A description of these four relationships follows. A loan relationship with a principal balance of $6.1 million is secured by a condominium hotel project on waterfront property. The project is complete, although there were no sales in 2007 or during the first quarter of 2008. This loan is secured by twelve unsold units and adjacent property. The impairment reserve on this loan totaled $0.28 million at March 31, 2008. A loan relationship involving loans to related borrowers totaling $4.2 million is secured by two residential condominium projects consisting of four units that have been completed and offered for sale and 61 sites available for construction. There were no sales in 2007 or during the first quarter of 2008 in these two projects. At March 31, 2008, the impairment reserve on this loan relationship totaled $1.2 million, with $1 million established during the fourth quarter of 2007 and $0.2 million established during the first quarter of 2008. A loan relationship with a principal balance of $1.6 million is secured by residential real estate and two residential condominium projects with eleven total units, with construction complete on three units and offered for sale by the borrower. The construction portion of this loan relationship was partially charged off in the amount of $0.5 million in prior years. Judicial foreclosure proceedings have commenced on this loan. The Corporation determined that the fair value of the underlying collateral exceeded the remaining carrying value of this loan relationship at March 31, 2008. A loan relationship with a principal balance of $1.8 million is secured by a residential high-rise condominium project with 11 units. There were no units sold in 2007 or during the first quarter of 2008. There are six units currently being leased with an option to purchase and five additional units in various stages of completion that are also held for sale. This loan is in the process of foreclosure. An impairment reserve of $0.2 million was established for this loan in the first quarter of 2008.

At March 31, 2008, a total of $16.4 million of the nonperforming commercial, real estate commercial and real estate construction loans were in various stages of foreclosure with 22 borrowers.

Nonperforming real estate residential loans were $14.0 million at March 31, 2008, an increase of $4.0 million, or 40%, from December 31, 2007. Nonperforming real estate residential loans represented 20% of nonperforming loans at March 31, 2008, compared to 16% at December 31, 2007. The increase in nonperforming real estate residential loans was largely due to a rise in delinquencies, bankruptcies and foreclosures reflective of the continuing recessionary economic conditions in Michigan. The increase in the first quarter of 2008 was partially attributable to the addition of a $1.8 million residential real estate loan that became past due greater than ninety days in the first quarter of 2008 and is secured by a single family house located on waterfront property. Management has assessed this loan to have a relatively low loan to value ratio.

Nonperforming consumer loans were $5.0 million at March 31, 2008, compared to $3.6 million at December 31, 2007. The increase in nonperforming consumer loans during the first quarter of 2008 was reflective of the continuing recessionary economic conditions within Michigan.

Other real estate and repossessed assets is a component of nonperforming assets and includes primarily real property acquired through foreclosure or by acceptance of a deed in lieu of foreclosure and also personal property held for sale, mostly vehicles. Other real estate and repossessed assets totaled $12.7 million at March 31, 2008, compared to $11.1 million at December 31, 2007. Other real estate, both residential and commercial properties, was $12.4 million at March 31, 2008, compared to $10.9 million at December 31, 2007. At March 31, 2008, commercial real estate represented $4.9 million, or 39%, of other real estate and residential real estate represented $7.5 million, or 61%, of other real estate. A significant portion (35%) of other real estate at March 31, 2008 was represented by three real estate properties totaling $4.4 million. One of these properties with a book value of $1.2 million was sold on a land contract, although the purchaser's down-payment was not sufficient to account for the transaction as a sale in accordance with generally accepted accounting principles. Payments on the land contract are reducing the book value balance, with scheduled payments current as of March 31, 2008. The second property with a book value of $2.2 million is a high-rise mixed use condominium property with eleven residential units in various stages of completion and six retail business condominium units offered for sale. There had been only one residential unit sold on this project as of March 31, 2008 and this unit was sold in 2005. The Corporation obtained an updated appraisal of the condominium property during the first quarter of 2008 and, based on the Corporation's discounted value of the new appraised amount, the Corporation further wrote down the book value of the property by $0.33 million. The third property with a book value of $1.0 million at March 31, 2008 is a restaurant that ceased operations in January 2008. This property has been written down by $1.7 million, including $0.25 million in the first quarter of 2008. The Corporation received title to this property in January 2008 and the real estate and equipment are offered for sale. In addition, at March 31, 2008, the Corporation held 28 other commercial real estate properties for sale totaling $2.7 million, with book values of $4,000 to $0.32 million and 48 other residential real estate properties totaling $7.5 million, with six properties having an individual book value greater than $0.25 million. The historically large inventory of real estate properties for sale across the state of Michigan has resulted in an increase in the Corporation's carrying time and cost of holding other real estate. Excluding the property sold on a land contract, $4.3 million, or 35%, of the remaining other real estate held at March 31, 2008 had been held in excess of one year as of that date.

Impaired Loans

A loan is considered impaired when management determines it is probable that all of the principal and interest due will not be collected according to the contractual terms of the loan agreement. In most instances, the impairment is measured based on the fair market value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. A portion of the allowance for loan losses may be specifically allocated to impaired loans. The Corporation has determined that all of its nonaccrual commercial, real estate commercial and real estate construction loans meet the definition of an impaired loan. In addition, the Corporation identified $0.8 million of commercial and real estate commercial loans that were in an accrual status that were also impaired loans at March 31, 2008.

Impaired loans totaled $48.8 million at March 31, 2008, compared to $45.9 million at December 31, 2007. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that at March 31, 2008 and December 31, 2007, $27.1 million and $22.2 million, respectively, of the impaired loans required a specific allocation of the allowance for loan losses (impairment reserve). The specific allocation of the allowance for loan losses on impaired loans was $5.7 million at March 31, 2008, compared to $4.6 million at December 31, 2007. At March 31, 2008, $6.9 million of impaired loans, that did not require a specific allocation of the allowance for loan losses as of that date, were partially charged off in the amount of $2.9 million in years 2006 and 2007 and the first quarter of 2008, primarily as a result of declining real estate values. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from the estimates used on these loans.

The weakened economy in Michigan has resulted in higher loan delinquencies, customer bankruptcies and real estate foreclosures. Based on current economic conditions in Michigan, management expects real estate foreclosures to remain at higher than historical averages. It is also management's opinion that the loan portfolio is generally well secured.

Liquidity and Debt Capacity

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demands and deposit withdrawals and to capitalize on opportunities for business expansion. Chemical Bank's primary liquidity sources consist of federal funds sold, interest-bearing deposits with unaffiliated banks, investment securities classified as available-for-sale and investment securities classified as held-to-maturity maturing within ninety days. These sources are supplemented by new deposits, loan payments by customers and additional Federal Home Loan Bank (FHLB) and other borrowings.

The Corporation's total loan to deposit ratio as of March 31, 2008 and December 31, 2007 was 94.3% and 97.4%, respectively.

FHLB advances - short-term are borrowings from the FHLB that have original maturities of one year or less. There were no FHLB advances - short-term as of March 31, 2008 and December 31, 2007. FHLB advances - long-term are borrowings from the FHLB that have original maturities of greater than one year. FHLB advances - long-term totaled $130 million as of March 31, 2008, compared to $150 million as of December 31, 2007. At March 31, 2008, the Corporation's additional borrowing availability through the FHLB, based on the amount of FHLB stock owned by the Corporation, and subject to the FHLB's credit requirements and policies, was $194 million. FHLB advances, both short-term and long-term combined, are collateralized by a blanket lien on qualified one- to four-family residential mortgage loans with an aggregate book value equal to at least 145% of the advances. At March 31, 2008, the carrying value of these type loans was $776 million.

The scheduled principal repayments on FHLB advances - long-term outstanding at March 31, 2008 were as follows (in thousands):
2008	$ 45,024
2009	45,025
2010	40,000
Total	$130,049

At March 31, 2008, the Corporation also had agreements in place to obtain up to $240 million in additional liquidity through borrowings from its other correspondent banking relationships, at the Corporation's discretion.

The Corporation has various commitments that may impact liquidity. The following table summarizes the Corporation's commitments and expected expiration dates by period at March 31, 2008.

	March 31, 2008
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit	$267,910	$55,822	$36,922	$33,740	$394,394
Undisbursed loans	115,145	-	-	-	115,145
Standby letters of credit	21,056	10,302	43	10	31,411
Total commitments	$404,111	$66,124	$36,965	$33,750	$540,950

Since the majority of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.

Capital Resources

As of March 31, 2008, shareholders' equity was $514.6 million, compared to $508.5 million as of December 31, 2007, resulting in an increase of $6.1 million, or 1.2%, during the first three months of 2008. Shareholders' equity as a percentage of total assets was 13.5% as of March 31, 2008 and December 31, 2007.

The following table represents the Corporation's and Chemical Bank's regulatory capital ratios as of March 31, 2008:
	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Chemical Financial Corporation - actual ratio	11.8%	16.1%	17.4%
Regulatory minimum ratio	4.0	4.0	8.0
Ratio considered "well-capitalized" by regulatory agencies	5.0	6.0	10.0

Chemical Bank - actual ratio	11.6%	15.8%	17.0%
Regulatory minimum ratio	4.0	4.0	8.0
Ratio considered "well-capitalized" by regulatory agencies	5.0	6.0	10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at March 31, 2008 exceed the regulatory ratios to be considered "well-capitalized" partially due to the Corporation holding $706 million in assets, primarily investment securities, which are assigned a 20% risk rating and $1 billion in residential real estate loans and other assets which are assigned a 50% risk rating. These two risk ratings (20% and 50%) represented 43% of the Corporation's total risk-based assets (including off-balance sheet items) at March 31, 2008. Chemical Bank's

Tier 1 and Total capital ratios are similar to the Corporation's at March 31, 2008, as the bank's level of assets and their allocation among the various risk weights are similar to the Corporation's.

Results of Operations

Net Interest Income

Interest income is the total amount earned on funds invested in loans, investment and other securities, federal funds sold and other interest-bearing deposits. Interest expense is the amount of interest paid on interest-bearing checking and savings accounts, time deposits, short-term borrowings and FHLB advances - long term. Net interest income, on a fully taxable equivalent (FTE) basis, is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt commercial loans and investment securities. Net interest margin is calculated by dividing net interest income (FTE) by average interest-earning assets, annualized as applicable.

The presentation of net interest income on a FTE basis is not in accordance with GAAP, but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $0.57 million and $0.55 million for the first quarters of 2008 and 2007, respectively. These adjustments were computed using a 35% federal income tax rate.

Net interest income is the most important source of the Corporation's earnings and thus is critical in evaluating the results of operations. Changes in the Corporation's net interest income are influenced by a variety of factors, including changes in the level of interest-earning assets, changes in the mix of interest-earning assets and interest-bearing liabilities, the level and direction of interest rates, the difference between short-term and long-term interest rates (the steepness of the yield curve), and the general strength of the economies in the Corporation's markets. Risk management plays an important role in the Corporation's level of net interest income. The ineffective management of credit risk, and more significantly interest rate risk, can adversely impact the Corporation's net interest income. Management monitors the Corporation's consolidated statement of financial position to reduce the potential adverse impact on net interest income caused by significant changes in interest rates. The Corporation's policies in this regard are further discussed under the subheading "Market Risk."

The Corporation's net interest income (FTE) in the first quarter of 2008 was $34.9 million, a $2.6 million, or an 8.2%, increase from net interest income (FTE) of $32.3 million recorded in the first quarter of 2007. The increase in net interest income (FTE) was primarily attributable to the positive impact of lower short-term interest rates reducing interest expense more than interest income. During the first quarter of 2008, the reduction of short-term interest rates and consequent steepening of the yield curve positively impacted net interest income (FTE).

Net interest margin was 3.94% on a tax equivalent basis in the first quarter of 2008, compared to 3.62% in the first quarter of 2007. The increase in net interest margin during the three months ended March 31, 2008, compared to the same time period in 2007, was primarily attributable to the decrease in the average cost of interest-bearing liabilities outpacing the decrease in the average yield on interest-earning assets. The average cost of interest-bearing liabilities decreased 79 basis points to 2.80% in the first quarter of 2008, compared to the first quarter of 2007. The average yield on interest-earning assets decreased 28 basis points to 6.09% in the first quarter of 2008, compared to the first quarter of 2007. The decrease in the cost of interest-bearing liabilities was attributable to the significant reduction in short-term market interest rates during the first quarter of 2008 and the fourth quarter of 2007. The yield on the Corporation's loan portfolio has decreased less severely during a period of significantly declining interest rates due to the loan portfolio being comprised predominately of fixed interest rate loans or loans with interest rates fixed for at least five years.

The Corporation's competitive position within many of its market areas limits its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. Competition for core deposits remains strong throughout the Corporation's markets and is expected to result in limited growth in core deposits during 2008. The Corporation's ability to increase net interest income during the remainder of 2008 will be dependent on a number of factors, including but not limited to, the direction and magnitude of market interest rates, the slope of the interest yield curve, the state of the economic climate in the markets that the Corporation serves, the

Corporation's ability to sell more loan, deposit and other products to existing customers, the degree of competition from other financial institutions for both loan customers and deposit accounts and the Corporation's ability to attract new customers from competitor financial institutions for both loans and deposits.

Average Balances, Tax Equivalent Interest and Effective Yields and Rates*
	Three Months Ended March 31,
	2008			2007
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans**	$2,798,949	$45,802	6.57%	$2,798,614	$47,597	6.82%
Taxable investment securities	528,338	5,839	4.42	555,723	6,135	4.42
Tax-exempt investment securities	64,302	1,034	6.43	60,549	980	6.47
Other securities	22,138	194	3.52	22,131	216	3.96
Federal funds sold	131,859	1,018	3.10	111,558	1,445	5.18
Interest-bearing deposits with unaffiliated banks	16,017	121	3.04	5,299	99	7.58
Total interest-earning assets	3,561,603	54,008	6.09	3,553,874	56,472	6.37
Less: Allowance for loan losses	39,943			34,395
Other Assets:
Cash and cash due from banks	94,260			91,877
Premises and equipment	49,977			49,611
Interest receivable and other assets	124,944			127,801
Total Assets	$3,790,841			$3,788,768

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$ 550,514	$ 1,965	1.44%	$ 549,731	$ 3,643	2.69%
Savings deposits	769,340	3,446	1.80	714,566	3,991	2.27
Time deposits	1,093,118	10,916	4.02	1,133,710	12,702	4.54
Securities sold under agreements to repurchase	184,459	959	2.09	162,580	1,614	4.03
Federal Home Loan Bank advances - short-term	-	-	-	22,444	294	5.31
Federal Home Loan Bank advances - long-term	139,665	1,765	5.08	145,072	1,907	5.33
Total interest-bearing liabilities	2,737,096	19,051	2.80	2,728,103	24,151	3.59
Noninterest-bearing deposits	520,056			521,592
Total deposits and borrowed funds	3,257,152			3,249,695
Interest payable and other liabilities	25,458			27,756
Shareholders' equity	508,231			511,317
Total Liabilities and Shareholders' Equity	$3,790,841			$3,788,768
Net Interest Income (FTE)		$34,957			$32,321
Net Interest Margin (FTE)			3.94%			3.62%

  *Taxable equivalent basis using a federal income tax rate of 35%.
**Nonaccrual loans are included in average balances reported and are included in the calculation of yields.

Volume and Rate Variance Analysis (*)
	Three Months Ended March 31, 2008 compared to 2007
	Increase (Decrease) Due to Changes in
	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)
	(In thousands)
Changes in Interest Income:
Loans	$ (39)	$(1,756)	$(1,795)
Taxable investment securities	(295)	(1)	(296)
Tax-exempt investment securities	60	(6)	54
Other securities	-	(22)	(22)
Federal funds sold	227	(654)	(427)
Interest-bearing deposits with unaffiliated banks	110	(88)	22
Total change in interest income	63	(2,527)	(2,464)

Changes in Interest Expense:
Interest-bearing demand deposits	82	(1,760)	(1,678)
Savings deposits	874	(1,419)	(545)
Time deposits	(487)	(1,299)	(1,786)
Securities sold under agreements to repurchase	201	(856)	(655)
Federal Home Loan Bank advances - short-term	(294)	-	(294)
Federal Home Loan Bank advances - long-term	(64)	(78)	(142)
Total change in interest expense	312	(5,412)	(5,100)
Total Increase (Decrease) in Net Interest Income (FTE)	$(249)	$ 2,885	$ 2,636

*	Taxable equivalent basis using a federal income tax rate of 35%.
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

The provision for loan losses was $2.7 million in the first quarter of 2008, compared to $4.5 million in the fourth quarter of 2007 and $1.6 million in the first quarter of 2007. Net loan charge-offs were $2.5 million in the first quarter of 2008, compared to $3.4 million in the fourth quarter of 2007 and $0.7 million in the first quarter of 2007. Net loan losses in the first quarter of 2008 were 0.35% of average loans (annualized), compared to net loan losses of 0.48% of average loans (annualized) in the fourth quarter of 2007 and 0.10% of average loans (annualized) in the first quarter of 2007. The increase in the provision for loan losses, in the first quarter of 2008 over the first quarter of 2007, was primarily driven by an increase in nonperforming loans, an increase in loan delinquencies, an increase in the overall average risk grade of the commercial and real estate commercial loan portfolios and an increase in the impairment reserve (specific allocation of the allowance) on impaired loans.

The level of the provision for loan losses each quarter reflects management's assessment of the allowance for loan losses. During the first quarter of 2008, the provision for loan losses of $2.7 million exceeded net loan charge-offs by $0.2 million. Nonperforming loans increased $8.5 million, or 13.5%, in the first quarter of 2008 to $71.9 million, or 2.58% of total loans at March 31, 2008. The increase in nonperforming loans in the first quarter of 2008 occurred primarily in real estate construction and real estate residential loans. During the first quarter of 2008, the Corporation's total impairment reserve increased $1.1 million to $5.7 million at March 31, 2008. At March 31, 2008, the Corporation, after individually reviewing its impaired loans, determined that $21.7 million of nonperforming commercial and commercial real estate-based loans as of that date were deemed to have sufficient collateral values so as not to require a specific allocation of the allowance for loan losses to these loans. Of the $21.7 million of loans that do not require a specific allocation of the allowance for loan losses, $6.9 million of these loans have been partially charged down in the amount of $2.9 million.

Economic conditions in the Corporation's markets, all within Michigan, were generally less favorable than those nationwide during the three-month period ended March 31, 2008. Forward-looking indicators suggest these economic conditions will continue for the remainder of 2008.

At March 31, 2008, the allowance was $39.7 million, compared to $39.4 million at December 31, 2007 and $35.0 million at March 31, 2007. The allowance as a percentage of total period-end loans was 1.42% at March 31, 2008, compared to 1.41% at December 31, 2007 and 1.25% at March 31, 2007.

Noninterest Income

The following includes the major components of noninterest income during the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Service charges on deposit accounts	$4,774	$ 4,968
Trust and investment services revenue	2,027	2,100
Other fees for customer services	599	758
ATM and network user fees	769	773
Investment fees	627	738
Insurance commissions	228	173
Mortgage banking revenue	536	442
Investment securities gains	-	4
Other	20	55
Total Noninterest Income	$9,580	$10,011

Noninterest income of $9.6 million in the first quarter of 2008 decreased $0.4 million, or 4.3%, compared to the first quarter of 2007. The Corporation experienced decreases in several categories, including service charges on deposit accounts of $0.2 million, or 3.9%, trust and investment services revenue of $0.1 million, or 3.5%, other fees for customer services of $0.2 million, or 21.0%, and investment fees of $0.1 million, or 15.0%. The decreases in the first quarter of 2008 were partially offset by increases of $0.1 million, or 31.8%, in insurance commissions and $0.1 million, or 21.3%, in mortgage banking revenue compared to the first quarter of 2007. It is management's assessment that the reductions in many of the noninterest income categories are reflective of the recessionary economic climate in the state of Michigan.

Operating Expenses

The following includes the major categories of operating expenses during the three months ended March 31, 2008 and 2007.
	Three Months Ended March 31,
	2008	2007
	(In thousands)
Salaries and wages	$11,539	$11,764
Employee benefits	2,940	2,975
Occupancy	2,770	2,589
Equipment	2,187	2,149
Postage and courier	846	743
Supplies	374	417
Professional fees	1,083	1,766
Outside processing / service fees	677	700
Michigan business tax	125	390
Advertising and marketing	343	629
Intangible asset amortization	531	494
Telephone	564	468
Other real estate and repossessed asset expenses	1,179	383
Loan and collection	293	108
Other	1,393	1,151
Total Operating Expenses	$26,844	$26,726

Total operating expenses of $26.8 million in the first quarter of 2008 were up only $0.1 million, or 0.4%, from the first quarter of 2007. The slight increase in operating expenses over the three-month period of 2008 was primarily due to increases in occupancy expense, other real estate and repossessed asset expenses, loan and collection costs and other operating expenses. These higher expenses were partially offset by decreases in salaries and wages, professional fees, Michigan business tax and advertising and marketing expenses.

Salaries and wages of $11.5 million in the first quarter of 2008 were down $0.2 million, or 1.9%, compared to the same time-period in 2007. In April 2007, the Corporation announced an internal reorganization that centralized six operational departments and reduced back-office and management staff. The reorganization was complete at December 31, 2007. The decrease of approximately $0.5 million due to the reorganization effort was partially offset by average salary increases of approximately $0.3 million.

The Corporation had 1,366 employees on a full-time equivalent basis as of March 31, 2008, compared to 1,498 employees on a full-time equivalent basis as of March 31, 2007. The net decrease in the number of employees was attributable to the 2007 internal reorganization.

Occupancy expense of $2.8 million in the first quarter of 2008 increased $0.2 million, or 7.0%, compared to the first quarter of 2007. The increase was due to an increase in building repair and maintenance as a result of the generally harsher winter weather conditions in Michigan in 2008 compared to 2007.

Professional fees of $1.1 million during the first quarter of 2008 were $0.7 million, or 38.7%, lower than in the first quarter of 2007. The decrease was primarily attributable to $0.6 million of consulting and legal fees related to corporate initiatives completed during the first quarter of 2007 that did not recur in the first quarter of 2008.

The Michigan Single Business Tax (MSBT), which expired December 31, 2007, was replaced by the Michigan Business Tax (MBT). The MBT includes a provision for a Financial Institutions Tax (FIT), which applies to all banks, savings banks, bank holding companies and all of their affiliated companies and was effective January 1, 2008. The FIT is a tax on a financial institution's consolidated capital less both goodwill and certain debt obligations held by the financial institution using a five-year average. The new MBT resulted in a reduction of the Corporation's Michigan business tax during the first quarter of 2008 compared to the first quarter of 2007.

Advertising and marketing expenses of $0.3 million during the first quarter of 2008 were $0.3 million, or 45.5%, lower than in the first quarter of 2007. The decrease was primarily attributable to costs incurred in conjunction with Chemical Bank's 90th anniversary celebration and the timing of other product promotions in the first quarter of 2007 that did not occur in the first quarter of 2008.

Other real estate and repossessed asset expenses of $1.2 million during the first quarter of 2008 were $0.8 million, or 208%, higher than in the first quarter of 2007. The increase was primarily attributable to $0.7 million in higher losses/writedowns on other real estate.

Loan and collection expenses of $0.3 million during the first quarter of 2008 were $0.2 million, or 171%, higher than in the first quarter of 2007. The increase was primarily attributable to an increase in loans transferred to other real estate in 2008 compared to 2007.

Other operating expenses for the three months ended March 31, 2008 were $1.4 million, up $0.2 million, or 21.0%, from the first quarter of 2007. The increase was primarily due to a $0.2 million increase in miscellaneous non-loan losses incurred during the first quarter of 2008.

Income Tax Expense

The Corporation's effective federal income tax rate was 33.0% in the first quarter of 2008, compared to 32.7% for the three months ended March 31, 2007. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate is primarily a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits.

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

At March 31, 2008, the Corporation's interest rate risk position was liability sensitive, meaning net interest income is expected to increase if market interest rates fall and decrease if market interest rates rise, other factors being unchanged.

Fair Value of Financial Instruments

Effective January 1, 2008, the Corporation adopted SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities by providing a single definition for fair value, a framework for measuring fair-value and expanding disclosures concerning fair value. SFAS 157 requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. The adoption of SFAS 157 did not have an impact on the Corporation's consolidated financial condition or results of operations.

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157" (FAS 157-2). FAS 157-2 amends SFAS 157 to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of FAS 157-2 is not expected to have a material impact on the Corporation's financial statements. The Corporation elected not to delay the application of SFAS 157 to nonfinancial assets and liabilities recognized at fair value on a nonrecurring basis.

Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants in the market in which the reporting entity transacts such sales or transfers. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity's own data. Under SFAS 157, fair value measurements are separately disclosed by level within the fair value hierarchy.

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Investment securities-Available-for-sale are recorded at fair value on a recurring basis. Additionally, the Corporation may be required to record other assets at fair value on a non-recurring basis, such as loans held for sale, loans held for investment, goodwill, core deposit intangibles, mortgage servicing rights, other real estate and repossessed assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

SFAS 157 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect management's estimates about market data.
Level 1

Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 instruments include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Valuations are obtained from a third party pricing service for investment securities.

Level 2

Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 instruments include agency securities, including securities issued by the Federal Home Loan Bank (FHLB), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Federal Farm Credit Bank (FFCB), securities issued by state and political subdivisions, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. Valuations are obtained from a third party pricing service for investment securities.

Level 3

Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models or similar techniques. The determination of fair value also requires significant management judgment or estimation.

For assets and liabilities recorded at fair value, it is the Corporation's policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS 157. When available, the Corporation utilizes quoted market prices to measure fair value. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that include market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. All of the Corporation's investment securities measured at fair value on a recurring basis use either Level 1 or Level 2 measurements to determine fair value adjustments recorded in the Corporation's financial statements. All of the Corporation's assets measured at fair value on a nonrecurring basis use Level 3 measurements.

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability of quoted prices or observable data. For example, changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, the Corporation would use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement.

At March 31, 2008, $491.0 million, or 12.9% of total assets, consisted of Investment securities-Available-for-sale recorded at fair value on a recurring basis. All of these financial instruments used valuation methodologies involving market-based or market-derived information, or Level 1 and 2 measurements, to measure fair value. None of these financial assets were measured using model-based techniques, or Level 3 measurements. At March 31, 2008, the Corporation had no liabilities recorded at fair value on a recurring basis.

At March 31, 2008, $45.2 million, or 1.2% of total assets, consisted of financial instruments recorded at fair value on a nonrecurring basis. All of these financial instruments used methodologies involving model-based techniques, or Level 3 measurements. The financial assets valued using Level 3 measurements include certain impaired loans and certain other real estate and repossessed assets. At March 31, 2008, no liabilities were measured at fair value on a nonrecurring basis.

See Note D to the consolidated financial statements for a complete discussion on the Corporation's use of fair valuation of financial instruments and the related measurement techniques.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information concerning quantitative and qualitative disclosures about market risk is contained in the discussion regarding interest rate risk and sensitivity under the captions "Liquidity Risk" and "Market Risk" of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2007.

The Corporation does not believe that there has been a material change in the nature or categories of the Corporation's primary market risk exposure, or the particular markets that present the primary risk of loss to the Corporation. As of the date of this report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Corporation manages its primary market risk exposure, as described in the sections of its 2007 Annual Report on Form 10-K, have not changed materially during the current year. As of the date of this report, the Corporation does not expect to make material changes in those methods in the near term. The Corporation may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

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

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part II.  Other Information
Item 1A.	Risk Factors

Information concerning risk factors is contained in the discussion in Item 1A, "Risk Factors," in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2007. As of the date of this report, the Corporation does not believe that there has been a material change in the nature or categories of the Corporation's risk factors, as compared to the information disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6.	Exhibits

          Exhibits.  The following exhibits are filed as part of this report on Form 10-Q:

Exhibit Number	Document

3.1

Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Incorporated herein by reference.

3.2	Restated Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. Incorporated herein by reference.

4.1	Selected provisions of Restated Articles of Incorporation. See Exhibit 3.1.

4.2	Selected provisions of Restated Bylaws. See Exhibit 3.2.

31.1	Certification. Certification of Chairman of the Board, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CHEMICAL FINANCIAL CORPORATION

Date: May 8, 2008	By: /s/ David B. Ramaker
David B. Ramaker Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: May 8, 2008	By: /s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Restated Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. Here incorporated by reference.

4.1	Selected provisions of Restated Articles of Incorporation. See Exhibit 3.1.

4.2	Selected provisions of Restated Bylaws. See Exhibit 3.2.

31.1	Certification. Certification of Chairman of the Board, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.