Form 10-Q
period 2008-06-30
CHEMICAL FINANCIAL CORP
filed 2008-08-05
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2008

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

333 East Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

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

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of July 25, 2008, was 23,823,245 shares.

INDEX

Chemical Financial Corporation
Form 10-Q

Index to Form 10-Q
		Page

Safe Harbor Statement		3

Part I.	Financial Information

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2007)	4

	Consolidated Statements of Financial Position as of June 30, 2008, December 31, 2007 and June 30, 2007	4

	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2008 and June 30, 2007	5

	Consolidated Statements of Changes in Shareholders' Equity for the Six Months Ended June 30, 2008 and June 30, 2007	6

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and June 30, 2007	7

	Notes to Consolidated Financial Statements	8-21

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22-42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

Part II.	Other Information

Item 1A.	Risk Factors	44

Item 4.	Submission of Matters to a Vote of Security Holders	44

Item 6.	Exhibits	45

Signatures		46

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

Part I. Financial Information

Item 1.	Financial Statements

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Financial Position

	June 30, 2008	December 31, 2007	June 30, 2007
	(Unaudited)		(Unaudited)
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$110,050	$125,285	$103,910
Federal funds sold	8,000	58,000	86,200
Interest-bearing deposits with unaffiliated banks	4,827	6,228	5,487
Total cash and cash equivalents	122,877	189,513	195,597
Investment securities:
Available-for-sale (at estimated fair value)	477,910	503,271	513,954
Held-to-maturity (estimated fair value - $110,335 at 6/30/08, $91,657 at 12/31/07 and $106,316 at 6/30/07)	111,579	91,243	106,792
Total investment securities	589,489	594,514	620,746
Other securities	22,142	22,135	22,135
Loans held-for-sale	7,571	7,883	6,560
Loans:
Commercial	539,086	515,319	522,535
Real estate commercial	776,505	760,399	735,510
Real estate construction	130,079	134,828	132,900
Real estate residential	824,588	838,545	845,432
Consumer	580,203	550,343	559,955
Total loans	2,850,461	2,799,434	2,796,332
Allowance for loan losses	(39,664)	(39,422)	(36,254)
Net loans	2,810,797	2,760,012	2,760,078
Premises and equipment	49,164	49,930	48,313
Goodwill	69,908	69,908	69,908
Other intangible assets	5,963	6,876	7,757
Interest receivable and other assets	59,943	53,542	53,820
Total Assets	$3,737,854	$3,754,313	$3,784,914

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$552,550	$535,705	$544,555
Interest-bearing	2,334,409	2,339,884	2,391,323
Total deposits	2,886,959	2,875,589	2,935,878
Interest payable and other liabilities	21,207	22,848	22,156
Securities sold under agreements to repurchase	185,472	197,363	185,357
Federal Home Loan Bank advances - long-term	130,025	150,049	135,049
Total liabilities	3,223,663	3,245,849	3,278,440
Shareholders' equity:
Common stock, $1 par value per share:
Authorized - 30,000,000 shares
Issued and outstanding - 23,823,245 shares at 6/30/08, 23,814,939 shares at 12/31/07 and 24,364,803 shares at 6/30/07	23,823	23,815	24,365
Surplus	345,117	344,579	356,532
Retained earnings	147,092	141,867	135,054
Accumulated other comprehensive loss	(1,841)	(1,797)	(9,477)
Total shareholders' equity	514,191	508,464	506,474
Total Liabilities and Shareholders' Equity	$3,737,854	$3,754,313	$3,784,914

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Income (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$44,491	$48,138	$90,061	$95,504
Interest on investment securities:
Taxable	5,473	6,233	11,312	12,368
Tax-exempt	687	666	1,382	1,330
Dividends on other securities	390	357	584	573
Interest on federal funds sold	412	1,617	1,430	3,062
Interest on deposits with unaffiliated banks	55	75	176	174
Total interest income	51,508	57,086	104,945	113,011
Interest Expense
Interest on deposits	13,734	20,917	30,061	41,253
Interest on securities sold under agreements to repurchase	501	1,692	1,460	3,306
Interest on Federal Home Loan Bank advances - short-term	-	174	-	468
Interest on Federal Home Loan Bank advances - long-term	1,637	1,883	3,402	3,790
Total interest expense	15,872	24,666	34,923	48,817
Net Interest Income	35,636	32,420	70,022	64,194
Provision for loan losses	6,500	2,500	9,200	4,125
Net interest income after provision for loan losses	29,136	29,920	60,822	60,069
Noninterest Income
Service charges on deposit accounts	5,007	5,236	9,781	10,204
Trust and investment services revenue	2,090	2,087	4,117	4,187
Other charges and fees for customer services	2,461	2,376	4,684	4,818
Mortgage banking revenue	524	628	1,060	1,070
Investment securities gains	1,716	-	1,716	4
Other	161	1,029	181	1,116
Total noninterest income	11,959	11,356	21,539	21,399
Operating Expenses
Salaries, wages and employee benefits	14,810	15,773	29,289	30,512
Occupancy	2,360	2,771	5,130	5,360
Equipment	2,133	2,207	4,320	4,356
Other	7,582	6,470	14,990	13,751
Total operating expenses	26,885	27,221	53,729	53,979
Income Before Income Taxes	14,210	14,055	28,632	27,489
Provision for federal income taxes	4,600	4,543	9,351	8,936
Net Income	$9,610	$9,512	$19,281	$18,553

Net Income Per Share:
Basic	$0.40	$0.39	$0.81	$0.75
Diluted	0.40	0.39	0.81	0.75
Cash Dividends Paid Per Share	0.295	0.285	0.590	0.570

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share data)
Balances at January 1, 2007	$24,828	$368,554	$123,454	$ (8,950)	$507,886
Impact of adoption of FIN 48			40		40
Comprehensive income:
Net income			18,553
Net unrealized losses on Investment securities-Available for sale, net of tax benefit of $230				(426)
Reclassification adjustment for realized net gain on call of investment securities included in net income, net of tax expense of $1				(3)
Adjustment for pension and other postretirement benefits expense, net of tax benefit of $53				(98)
Comprehensive income					18,026
Cash dividends declared and paid of $0.285 per share			(6,990)		(6,990)
Shares issued - stock options	2	30			32
Shares issued - directors' stock purchase plan	7	216			223
Shares issued - share awards	1	44			45
Repurchases of shares	(473)	(12,315)			(12,788)
Share-based compensation		3			3
Other			(3)		(3)
Balances at June 30, 2007	$24,365	$356,532	$135,054	$ (9,477)	$506,474

Balances at January 1, 2008	$23,815	$344,579	$141,867	$(1,797)	$508,464
Comprehensive income:
Net income			19,281
Net unrealized gains on Investment securities-Available-for-sale, net of tax expense of $33				62
Adjustment for pension and other postretirement benefits expense, net of tax benefit of $57				(106)
Comprehensive income					19,237
Cash dividends declared and paid of $0.590 per share			(14,056)		(14,056)
Shares issued - directors' stock purchase plan	8	223			231
Share-based compensation		315			315
Balances at June 30, 2008	$23,823	$345,117	$147,092	$(1,841)	$514,191

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities:	(In thousands)
Net income	$19,281	$18,553
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,200	4,125
Gains on sales of loans	(1,129)	(640)
Proceeds from sales of loans	91,829	68,301
Loans originated for sale	(90,388)	(68,554)
Loss on repurchase of sold loans	19	-
Investment securities gains	(1,716)	(4)
Net gains on sales of other real estate and repossessed assets	(28)	(48)
Gains on sales of branch bank properties	-	(905)
Losses on disposals of other assets	-	269
Depreciation of premises and equipment	2,841	2,934
Amortization of intangible assets	1,624	1,399
Net amortization of premiums and discounts on investment securities	296	303
Share-based compensation expense	315	3
Net (increase) decrease in interest receivable and certain other assets	(1,069)	734
Net decrease in interest payable and certain other liabilities	(1,510)	(231)
Net cash provided by operating activities	29,565	26,239
Cash Flows From Investing Activities:
Investment securities-Available-for-sale:
Proceeds from maturities, calls and principal reductions	73,056	60,519
Proceeds from sale	1,716	-
Purchases	(48,382)	(54,464)
Investment securities-Held-to-maturity:
Proceeds from maturities, calls and principal reductions	18,226	8,607
Purchases	(38,075)	(20,933)
Other securities:
Purchases	(7)	(5)
Net (increase) decrease in loans	(69,384)	6,351
Proceeds from sales of other real estate and repossessed assets	3,319	1,657
Proceeds from sales of branch bank properties	-	1,825
Purchases of premises and equipment	(2,300)	(2,511)
Net cash (used in) provided by investing activities	(61,831)	1,046
Cash Flows From Financing Activities:
Net increase in noninterest-bearing and interest-bearing demand deposits and savings accounts	5,276	21,160
Net increase in time deposits	6,094	16,633
Net (decrease) increase in securities sold under agreements to repurchase	(11,891)	6,388
Repayment of FHLB advances - short-term	-	(30,000)
Increase in FHLB advances - long-term	-	10,000
Repayment of FHLB advances - long-term	(20,024)	(20,023)
Cash dividends paid	(14,056)	(14,069)
Proceeds from directors' stock purchase plan	231	223
Tax benefits from share-based awards	-	9
Proceeds from exercise of stock options	-	23
Repurchases of common stock	-	(12,788)
Net cash used in financing activities	(34,370)	(22,444)
Net (decrease) increase in cash and cash equivalents	(66,636)	4,841
Cash and cash equivalents at beginning of year	189,513	190,756
Cash and Cash Equivalents at End of Period	$122,877	$195,597
Supplemental disclosure of cash flow information:
Interest paid	$36,195	$49,037
Federal income taxes paid	10,531	7,105
Loans transferred to other real estate and repossessed assets	9,380	3,008
Investment securities-Available-for-sale transferred to Investment securities-Held-to-maturity	502	-

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2008

Note A:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (the Corporation) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2007.

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

On February 12, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157" (FAS 157-2). FAS 157-2 amends SFAS 157 to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FAS 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Corporation elected not to delay the application of SFAS 157 to non-financial assets and liabilities recognized at fair value on a nonrecurring basis.

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

Effective January 1, 2008, the Corporation adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (SFAS 159), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2008

Note A:  Basis of Presentation (continued)

No. 107, "Disclosures about Fair Value of Financial Instruments." At June 30, 2008, the Corporation had not elected the fair value option for any financial assets or liabilities under the guidance of SFAS 159.

Mortgage Servicing Income

Effective January 1, 2008, the Corporation adopted the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" (SAB 109). SAB 109 provides recognition guidance for entities that issue loan commitments that are accounted for at fair value through earnings. SAB 109 indicates that the expected future cash flows related to the associated servicing of the loan should be considered, while other internally-developed intangible assets should not be considered, when measuring the fair value of a loan commitment at inception or through its life. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Corporation previously did not include the associated servicing of the loan when measuring the fair value of derivative loan commitments at inception and throughout its life. At June 30, 2008, the impact of the adoption of SAB 109 on the Corporation's consolidated financial condition and results of operations was not material.

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

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at the enacted tax rates expected to be applied to taxable income in the years in which those differences are expected to be recovered or settled. Reserves for contingent tax liabilities are reviewed quarterly for adequacy based upon developments in tax law and the status of audit examinations in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). The Corporation had no reserve for contingent income tax liabilities recorded at June 30, 2008.

The tax periods open to examination by the Internal Revenue Service include the fiscal years ended December 31, 2007, 2006, 2005 and 2004. The same fiscal years are open to examination for the Michigan Single Business Tax with the addition of the fiscal year ended December 31, 2003.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2008

Note A:  Basis of Presentation (continued)

Earnings Per Share

All earnings per share amounts have been presented to conform to the requirements of SFAS No. 128, "Earnings Per Share." Basic earnings per share excludes any dilutive effect of stock options. Basic earnings per share for the Corporation is computed by dividing net income by the weighted average number of common shares outstanding.

Diluted earnings per share for the Corporation is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents.

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per share computations:
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Numerator for both basic and diluted earnings per share, net income	$9,610	$9,512	$19,281	$18,553

Denominator for basic earnings per share, weighted average common shares outstanding	23,823	24,644	23,823	24,738
Weighted average common stock equivalents	8	11	6	14
Denominator for diluted earnings per share	23,831	24,655	23,829	24,752

Basic earnings per share	$0.40	$0.39	$0.81	$0.75
Diluted earnings per share	0.40	0.39	0.81	0.75

The average number of employee stock option awards outstanding that were anti-dilutive and therefore not included in the computation of earnings per share were as follows: 804,453 and 524,998 for the three months ended June 30, 2008 and 2007, respectively, and 806,013 and 484,594 for the six months ended June 30, 2008 and 2007, respectively.

Variable Interest Entity

The accompanying consolidated financial statements include the accounts of a variable interest entity for which the Corporation is the primary beneficiary. All significant intercompany transactions and balances have been eliminated upon consolidation.

Equity

In January 2008, the Corporation authorized management to repurchase up to 500,000 shares of the Corporation's common stock. During the six months ended June 30, 2008, no shares were repurchased. At June 30, 2008 there were 500,000 remaining shares available for repurchase under the January 2008 authorization.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2008

Note A:  Basis of Presentation (continued)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of related tax (expense) benefits, at June 30, 2008, December 31, 2007 and June 30, 2007 are as follows:
	June 30, 2008	December 31, 2007	June 30, 2007
	(In thousands)
Net unrealized gains/(losses) on Investment securities-Available-for-sale, net of related tax (expense) benefit of $(882) at 6/30/08, $(848) at 12/31/07 and $2,372 at 6/30/07.	$ 1,637	$ 1,576	$(4,406)
Pension and other postretirement benefits expense, net of related tax benefit of $1,873 at 6/30/08, $1,816 at 12/31/07, and $2,730 at 6/30/07.	(3,478)	(3,373)	(5,071)
Accumulated other comprehensive loss	$(1,841)	$(1,797)	$(9,477)

At June 30, 2008, the Corporation held investment securities with a fair market value of $92.8 million that had gross unrealized losses, which existed for less than twelve months, of $2.56 million. The Corporation also held investment securities as of June 30, 2008 with a fair market value of $90.7 million that had gross unrealized losses, which existed for twelve months or more, of $0.76 million at that date. Management believes that the unrealized losses on investment securities are temporary in nature and are due primarily to changes in interest rates and not as a result of credit related issues. The Corporation has both the intent and ability to hold the investment securities with unrealized losses to maturity or until such time as the unrealized losses recover.

Operating Segment

The Corporation operates in a single operating segment - commercial banking. The Corporation is a financial holding company that operated through one commercial bank, Chemical Bank, at June 30, 2008. Chemical Bank operates within the state of Michigan as a single state-chartered commercial bank. Chemical Bank operates through an internal organizational structure of four regional banking units, offering a full range of commercial banking and fiduciary products and services to the residents and business customers in the bank's geographical market areas. The products and services offered by the regional banking units, through branch banking offices, as well as the pricing of these products and services, are generally consistent throughout the Corporation. The marketing of products and services throughout the Corporation's regional banking units is generally uniform, as many of the markets served by the regional banking units overlap. The distribution of products and services is uniform throughout the Corporation's regional banking units and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.

The Corporation's primary sources of revenue are from its loan products and investment securities.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2008

Note A:  Basis of Presentation (continued)

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

Noncontrolling Interests: In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" (SFAS 160). SFAS 160 requires a parent company to clearly identify ownership interests in subsidiaries held by parties other than the parent, and to present these interests in the parent's consolidated balance sheet and consolidated statement of income separate from the parent's financial position and results of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Adoption of SFAS 160 as of January 1, 2009 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

Derivative Instruments and Hedging Activities: In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" (SFAS 161). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

Generally Accepted Accounting Principles Hierarchy: In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS 162). SFAS 162 identified a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities and makes the GAAP hierarchy directly applicable to preparers of financial statements. SFAS 162 is effective sixty days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to Audit Standards (AU) Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." SFAS 162 will not change the Corporation's current accounting practices.

Useful Life of Intangible Assets: In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" (FAS 142-3). FAS 142-3 amends the guidance in SFAS No. 142, "Goodwill and Other Intangible Assets," about estimating the useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets. FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirements for estimating useful lives must be applied prospectively to intangible assets acquired after the effective date, however, the disclosure requirements must be applied to all intangible assets recognized as of the effective date. Early adoption is prohibited. Adoption of FAS 142-3 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

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

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2008

Note B:  Nonperforming Assets, Allowance for Loan Losses and Impaired Loans

The following summarizes nonperforming assets at the dates indicated:
	June 30, 2008	December 31, 2007	June 30, 2007
		(In thousands)
Nonaccrual loans:
Commercial	$10,918	$10,961	$ 5,810
Real estate commercial	17,915	19,672	19,163
Real estate construction	15,157	12,979	4,483
Real estate residential	11,955	8,516	4,967
Consumer	5,690	3,468	1,696
Total nonaccrual loans	61,635	55,596	36,119

Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	3,130	1,958	1,564
Real estate commercial	2,948	4,170	5,561
Real estate construction	676	-	884
Real estate residential	2,746	1,470	2,352
Consumer	788	166	1,343
Total accruing loans contractually past due 90 days or more as to interest or principal payments	10,288	7,764	11,704
Total nonperforming loans	71,923	63,360	47,823
Other real estate and repossessed assets (1)	15,897	11,132	9,177
Total nonperforming assets	$87,820	$74,492	$57,000

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held for sale.

The following summarizes the changes in the allowance for loan losses:
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Balance at beginning of period	$39,662	$35,016	$39,422	$34,098
Provision for loan losses	6,500	2,500	9,200	4,125

Loans charged off:
Commercial	(1,474)	(435)	(2,065)	(864)
Real estate commercial	(3,373)	(186)	(4,677)	(260)
Real estate construction	(1,070)	(221)	(1,086)	(288)
Real estate residential	(358)	(96)	(603)	(114)
Consumer	(612)	(488)	(1,152)	(838)
Total loan charge-offs	(6,887)	(1,426)	(9,583)	(2,364)

Recoveries of loans previously charged off:
Commercial	228	42	305	141
Real estate commercial	32	-	52	1
Real estate construction	-	-	29	-
Real estate residential	5	1	27	2
Consumer	124	121	212	251
Total loan recoveries	389	164	625	395
Net loan charge-offs	(6,498)	(1,262)	(8,958)	(1,969)
Balance as of June 30	$39,664	$36,254	$39,664	$36,254

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2008

Note B:  Nonperforming Assets, Allowance For Loan Losses and Impaired Loans (continued)

The following summarizes credit quality statistics:
	June 30, 2008	December 31, 2007	June 30, 2007
Nonperforming loans as a percent of total loans	2.52%	2.26%	1.71%
Nonperforming assets as a percent of total assets	2.35%	1.98%	1.51%
Net loans charged off against the allowance for loan losses to average loans (annualized)	0.64%	0.22%	0.14%
Allowance for loan losses as a percent of total loans	1.39%	1.41%	1.30%
Allowance for loan losses as a percent of nonperforming loans	55%	62%	76%

The following summarizes impaired loan information at the dates indicated:
	Balances			Valuation Reserve
	June 30, 2008	December 31, 2007	June 30, 2007	June 30, 2008	December 31, 2007	June 30, 2007
	(In thousands)
Impaired loans with valuation reserve	$16,550	$22,224	$ 8,994	$3,369	$4,616	$1,823
Impaired loans with no valuation reserve	28,263	23,631	25,380	-	-	-
Total impaired loans	$44,813	$45,855	$34,374	$3,369	$4,616	$1,823

Impaired loans on nonaccrual basis	$43,990	$43,612	$29,456	$3,232	$4,381	$1,309
Impaired loans on accrual basis	823	2,243	4,918	137	235	514
Total impaired loans	$44,813	$45,855	$34,374	$3,369	$4,616	$1,823

The Corporation considers all nonaccrual commercial, real estate commercial and real estate construction loans to be impaired loans. In addition, the Corporation identified an additional $0.8 million, $2.3 million and $4.9 million of impaired loans that were in an accrual status at June 30, 2008, December 31, 2007 and June 30, 2007, respectively. Real estate residential and consumer loans are considered to be homogeneous and therefore are excluded from the analysis of impaired loans.

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

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2008

Note C:  Intangible Assets (continued)

The changes in the carrying amount of goodwill for the six months ended June 30, 2008 and 2007 are as follows:
	Six Months Ended June 30,
	2008	2007
	(In thousands)
Balance as of January 1	$69,908	$70,129
Adjustment due to the adoption of FIN 48	-	(221)
Balance as of June 30	$69,908	$69,908

The following table shows the net carrying value of the Corporation's other intangible assets:
	June 30, 2008	December 31, 2007	June 30, 2007
	(In thousands)
Core deposit intangible assets	$3,609	$4,593	$5,455
Mortgage servicing rights	2,354	2,283	2,302
Total other intangible assets	$5,963	$6,876	$7,757

There was no impairment valuation allowance recorded on MSRs as of June 30, 2008, December 31, 2007 or June 30, 2007. The Corporation was servicing $607.1 million, $569.8 million and $555.8 million of real estate residential loans as of June 30, 2008, December 31, 2007 and June 30, 2007, respectively. Amortization expense of MSRs for the six months ended June 30, 2008 and June 30, 2007 was $0.64 million and $0.48 million, respectively.

The following table sets forth the carrying amount and accumulated amortization of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:
	June 30, 2008			December 31, 2007			June 30, 2007
	Gross Original Amount	Accumulated Amortization	Carrying Amount	Gross Original Amount	Accumulated Amortization	Carrying Amount	Gross Original Amount	Accumulated Amortization	Carrying Amount
				(In thousands)
Core deposit intangible assets	$18,033	$14,424	$3,609	$18,033	$13,440	$4,593	$21,956	$16,501	$5,455

The amortization expense of core deposit intangible assets for the six months ended June 30, 2008 and June 30, 2007 was $0.98 million and $0.92 million, respectively.

At June 30, 2008, the remaining amortization expense on core deposit intangible assets that existed as of that date has been estimated through 2013 and thereafter in the following table (in thousands):
2008	$ 559
2009	718
2010	470
2011	406
2012	406
2013 and thereafter	1,050
Total	$3,609

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2008

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

The following is a description of valuation methodologies used for assets recorded at fair value and for estimating fair value for assets or liabilities not recorded at fair value.

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

Loans Held-For-Sale

The carrying amounts reported in the consolidated statements of financial position for loans held-for-sale are at the lower of cost or market value. The fair values of loans held-for-sale are based on the market price for similar loans in the secondary market. The Corporation classifies loans held-for-sale as nonrecurring Level 2 adjustments when cost exceeds fair value.

Loans

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allocation of the allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the loan's observable market price, the fair value of the collateral or the present value of the expected future cash flows discounted at the loan's effective

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2008

Note D:  Fair Value Measurements (continued)

interest rate. Those impaired loans not requiring an allocation of the allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3. At June 30, 2008, the Corporation recorded $31.3 million of its $44.8 million of impaired loans at fair value through specific allocations of the allowance for loan losses at June 30, 2008 or charge-offs recorded in current or prior periods.

Goodwill

Goodwill is subject to impairment testing on an annual basis. The market and income approach methods were used in the completion of impairment testing at September 30, 2007. These valuation methods require a significant degree of management judgment. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by either of the valuation models. As such, the Corporation classifies goodwill subjected to nonrecurring fair value adjustments as Level 3. At June 30, 2008, no goodwill impairment was recorded.

Other Intangible Assets

Other intangible assets consist of core deposit intangible assets and mortgage servicing rights (MSRs). These items are both carried at fair value when initially recorded. Subsequently, core deposit intangible assets are amortized on a straight-line or accelerated basis over periods ranging from three- to fifteen-years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If core deposit intangible asset impairment is identified and recorded, the Corporation classifies impaired core deposit intangible assets as Level 3 nonrecurring fair value adjustments. At June 30, 2008, there was no impairment recorded for core deposit intangible assets. The fair value of MSRs is initially estimated using a model that calculates the net present value of estimated future cash flows using various assumptions including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, determined by the model, through a valuation allowance. The Corporation classifies MSRs subjected to nonrecurring fair value adjustments as Level 3. At June 30, 2008, there was no impairment recorded for MSRs.

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
June 30, 2008

Note D:  Fair Value Measurements (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

For assets and liabilities measured at fair value on a recurring basis, SFAS 157 requires quantitative disclosures about the fair value measurements separately for each major category of assets as reported in the following table:
	Fair Value Measurements at June 30, 2008
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)

Investment securities-Available-for-sale	$31,517	$446,393	$ -	$477,910

There were no liabilities recorded at fair value on a recurring basis at June 30, 2008.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Corporation may be required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The following table presents each major category of assets that was measured at fair value on a nonrecurring basis:
	Fair Value Measurements at June 30, 2008
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Loans	$ -	$ -	$31,341	$31,341
Other real estate / repossessed assets	-	-	13,615	13,615
Total	$ -	$ -	$44,956	$44,956

There were no liabilities recorded at fair value on a nonrecurring basis at June 30, 2008.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2008

Note E:  Employee Benefit Plans

Share-Based Compensation Plans

Effective January 17, 2006, as approved by the Corporation's shareholders at the 2006 annual meeting of shareholders held April 17, 2006, the Corporation established the Stock Incentive Plan of 2006 (2006 Plan). The 2006 Plan permits the grant and award of stock options, restricted stock and restricted stock units, stock awards, other stock-based and stock-related awards and stock appreciation rights (incentive awards). Subject to certain anti-dilution and other adjustments, the 2006 Plan authorized up to 1,000,000 shares of the Corporation's common stock as available for issuance as incentive awards. No employee of the Corporation may receive any incentive award under the 2006 Plan while the employee is a member of the Compensation and Pension Committee. The 2006 Plan provides for accelerated vesting if there is a change in control as defined in the 2006 Plan. Option awards can be granted with an exercise price equal to no less than the market price of the Corporation's stock at the date of grant and the Corporation expects option awards generally to vest from one to five years from the date of grant. Dividends are not paid on unexercised options. Key employees of the Corporation and its subsidiaries, as the Compensation and Pension Committee of the board of directors may select from time to time, are eligible to receive awards under the 2006 Plan. At June 30, 2008, there were 244,316 stock options outstanding, 30,701 restricted stock performance units outstanding and 723,620 shares available for future issuance under the 2006 Plan.

At June 30, 2008, there were also 580,762 stock options outstanding under the Corporation's Stock Incentive Plan of 1997 (1997 Plan), which was shareholder-approved. As of June 30, 2008, there were no shares available for future grant under the 1997 Plan, by action of the board of directors in December 2006.

During the three-month period ended June 30, 2008, the Corporation granted options to purchase 7,500 shares to certain officers of the Company and did not grant restricted stock performance units during the same time period. During the six-month period ended June 30, 2008, the Corporation granted options to purchase 62,093 shares of stock and 30,701 restricted stock performance units to certain officers of the Company.

The restricted stock performance units vest at December 31, 2010 if any of the predetermined targeted earnings per share levels are achieved in 2010. The restricted stock performance units vest from 0.5x to 2x the number of units originally granted depending on which, if any, of the predetermined targeted earnings per share levels are met in 2010. Upon vesting, the restricted stock performance units will be converted to shares of the Corporation's stock on a one-to-one basis. Management's best estimate is that the restricted stock performance units will vest at 1x, thus generating a performance award of 30,701 shares at a total cost of $0.65 million, which is being expensed over the requisite service period.

The fair values of stock options granted during the first six months of 2008 were $6.25 per share for 54,593 options, $6.29 per share for 5,000 options and $6.26 per share for 2,500 options. A summary of the weighted-average assumptions used in the Black-Scholes option pricing model for grants of stock options during the first six months of 2008 follows:
Expected dividend yield	4.20%
Risk-free interest rate	3.28% - 3.41%
Expected volatility	36.40%
Forfeiture rate	16.00%
Expected life (in years)	6.38

The Corporation did not grant share-based compensation awards during the six-month period ended June 30, 2007.

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

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2008

Note E:  Employee Benefit Plans (continued)

The Corporation recognized compensation expense related to share awards of $0.17 million and $0.30 million for the three and six months ended June 30, 2008, respectively, compared to two thousand dollars and four thousand dollars for the three and six months ended June 30, 2007, respectively. Basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2008 and June 30, 2007 did not change as a result of the Corporation recognizing compensation expense for share-based awards in accordance with SFAS 123(R). The Corporation's reported basic and diluted earnings per share was $0.40 and $0.81 for the three and six months ended June 30, 2008, respectively, and $0.39 and $0.75 for the three and six months ended June 30, 2007, respectively.

A summary of stock option activity during the six months ended June 30, 2008 is presented below:
	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	793,781	$31.26
Granted	62,093	24.55
Exercised	-	-
Forfeited or expired	(30,796)	34.95
Outstanding at June 30, 2008	825,078	$30.62	6.42	$ -

Exercisable/vested at June 30, 2008	580,762	$33.11	5.25	$ -

The outstanding and exercisable options at June 30, 2008 had no intrinsic value as the closing price of the Corporation's stock on that date of $20.40 per share was less than the exercise price of the options.

As of June 30, 2008, there was approximately $0.57 million of total unrecognized pre-tax compensation expense related to nonvested restricted stock performance units outstanding. The weighted-average period over which this amount will be recognized is 2.7 years.

As of June 30, 2008, there was approximately $1.0 million of total unrecognized pre-tax compensation expense related to nonvested stock options outstanding. The weighted-average period over which this amount will be recognized is 2.2 years.

There were no stock options exercised during the six-month period ended June 30, 2008. The following summarizes certain information regarding options exercised during the six-month period ended June 30, 2007:
Six Months Ended June 30, 2007
(In thousands)
Intrinsic value	$24
Cash proceeds received	30
Tax benefit realized	8

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2008

Note E:  Employee Benefit Plans (continued)

Pension and Other Postretirement Benefits

The components of net periodic benefit cost (income) for the Corporation's qualified and nonqualified pension plans and nonqualified postretirement benefits plan are as follows:
	Defined Benefit Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Service cost	$401	$469	$802	$939
Interest cost	1,161	1,121	2,323	2,242
Expected return on plan assets	(1,410)	(1,405)	(2,820)	(2,810)
Amortization of prior service credit	(1)	(2)	(2)	(3)
Amortization of unrecognized net gain	(1)	-	(2)	(1)
Net periodic benefit cost	$150	$183	$301	$367

	Postretirement Benefits Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Interest cost	$65	$66	$130	$131
Amortization of prior service credit	(81)	(81)	(162)	(162)
Amortization of unrecognized net loss	2	7	4	14
Net periodic benefit income	$(14)	$(8)	$(28)	$(17)

401(k) Savings Plan expense for the Corporation's match of participants' base compensation and 4% contribution to certain employees who are not grandfathered under the Pension Plan was $0.53 million and $0.50 million for the three months ended June 30, 2008 and 2007, respectively, and $0.98 million and $0.95 million for the six months ended June 30, 2008 and 2007, respectively.

For further information on the Corporation's pension and other postretirement benefits, refer to Note L to the consolidated financial statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2007.

Note F:  Financial Guarantees

In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by- case basis, depending on the nature of the financial instrument and the customer's creditworthiness. At June 30, 2008 and 2007, the Corporation had $41.3 million and $45.3 million, respectively, of outstanding financial and performance standby letters of credit which expire in five years or less. The majority of these standby letters of credit are collateralized. The amount of a potential liability arising from these standby letters of credit is considered immaterial to the financial statements as a whole. At June 30, 2008, the Corporation's assessment determined there were no inherent losses relating to standby letters of credit, thus a liability has not been established.

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

Summary

The Corporation's net income was $9.6 million in the second quarter of 2008, up 1.0% from net income of $9.5 million in the second quarter of 2007. Diluted earnings per share were $0.40 in the second quarter of 2008, up 2.6% from diluted earnings per share of $0.39 in the second quarter of 2007. The slight increases in net income and earnings per share were primarily the result of an increase in net interest income that was offset by an increase in the provision for loan losses.

Return on average assets in the second quarter of 2008 was 1.03%, compared to 1.00% in the second quarter of 2007 on an annualized basis. Return on average equity in the second quarter of 2008 was 7.6%, compared to 7.5% in the second quarter of 2007 on an annualized basis.

Total assets were $3.74 billion as of June 30, 2008, down $47.1 million, or 1.2%, from June 30, 2007, and down $16.5 million, or 0.4%, from total assets of $3.75 billion at December 31, 2007.

Total loans were $2.85 billion as of June 30, 2008, an increase of $54.1 million, or 1.9%, from June 30, 2007, and an increase of $51.0 million, or 1.8%, from December 31, 2007. The increases in total loans from June 30, 2007 and December 31, 2007 were largely attributable to increases in commercial, real estate commercial and consumer loans being only partially offset by lower real estate residential loans.

At June 30, 2008, shareholders' equity was 13.8% of total assets and $21.58 per outstanding share. Shareholders' equity of $514.2 million as of June 30, 2008 increased $5.7 million, or 1.1%, from December 31, 2007. The increase in shareholders' equity during the six months ended June 30, 2008 was primarily attributable to retained net income (excess of net income over cash dividends paid) for the first six months of 2008.

Balance Sheet Changes

Total Assets

Total assets were $3.74 billion as of June 30, 2008, a decrease of $16.5 million, or 0.4%, from total assets of $3.75 billion as of December 31, 2007 and a decrease of $47.1 million, or 1.2%, from total assets of $3.78 billion as of June 30, 2007. The decrease in total assets from December 31, 2007 was primarily attributable to the utilization of excess liquidity to reduce wholesale borrowings. The decrease in total assets from June 30, 2007 was primarily attributable to lower short-term investments as a result of a decrease in deposits.

Interest-earning assets were $3.48 billion at June 30, 2008, a slight decrease of $5.7 million, or 0.2%, from December 31, 2007. The slight decrease in interest-earning assets between December 31, 2007 and June 30, 2008 was primarily attributable to the utilization of excess liquidity to reduce wholesale borrowings.

Total Deposits

Total deposits were $2.89 billion as of June 30, 2008, an increase of $11.4 million, or 0.4%, from total deposits of $2.88 billion as of December 31, 2007, and a decrease of $48.9 million, or 1.7%, from total deposits of $2.94 billion as of June 30, 2007. The increase in total deposits from December 31, 2007 was primarily attributable to higher retail demand deposits and retail time deposits being partially offset by lower interest sensitive municipal time deposits. The decrease in total deposits during the twelve months ended June 30, 2008 was primarily attributable to lower interest sensitive municipal time deposits.

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

Total loans at June 30, 2008 were $2.85 billion, up $51.0 million, or 1.8%, from total loans at December 31, 2007, and up $54.1 million, or 1.9%, from total loans at June 30, 2007. Total loans were up from December 31, 2007, due largely to a $30 million, or 5.4%, increase in consumer loans, which resulted from a consumer loan promotion during the second quarter of 2008. The Corporation also experienced modest growth in commercial and real estate commercial loans during the first six months of 2008, which was partially offset by a slight decline in real estate residential loans. The decline in residential real estate loans was attributable to both the less than favorable economic climate in Michigan and some customers refinancing adjustable interest rate mortgage loans to long-term fixed interest rate loans. The Corporation does not generally hold long-term fixed interest rate residential loans in the loan portfolio due to their higher interest rate risk and therefore sells them in the secondary mortgage market.

Commercial loans increased $23.8 million, or 4.6%, from December 31, 2007 to $539.1 million at June 30, 2008. Commercial loans represented 18.9% of the Corporation's loan portfolio at June 30, 2008 and 18.4% at December 31, 2007.

Real estate commercial loans increased $16.1 million, or 2.1%, from December 31, 2007 to $776.5 million at June 30, 2008. Real estate commercial loans represented 27.2% of the Corporation's loan portfolio at June 30, 2008 and December 31, 2007.

Commercial lending and real estate commercial lending are generally considered to involve a higher degree of risk than one- to four-family residential lending. Such lending typically involves larger loan balances concentrated in a single borrower. Real estate commercial loans include loans secured by real estate occupied by the owner for ongoing operations, non-owner occupied income producing property, vacant land and land that is in the process of actively being developed in terms of infrastructure improvements to create finished marketable lots for future development (land development loans). The payment experience on loans secured by income-producing properties and land development loans is typically dependent on the success of the operation of the related project and is typically affected by adverse conditions in the real estate market and in the economy. Land development loans bear an additional risk that the developer may be unable to sell the developed properties due to economic conditions and the inventory of units in the market available for sale. At June 30, 2008, the Corporation had $17.6 million of vacant land and land development loans. The Corporation generally attempts to mitigate the risks associated with commercial and real estate commercial lending by, among other things, lending primarily in its market areas, lending across industry lines, not developing a concentration in any one line of business and using conservative loan-to-value ratios in the underwriting process.

Real estate construction loans decreased $4.7 million, or 3.5%, from December 31, 2007 to $130.1 million as of June 30, 2008. Real estate construction loans represented 4.6% and 4.8% of the Corporation's loan portfolio as of June 30, 2008 and December 31, 2007, respectively. At June 30, 2008, real estate construction loans were comprised of $39.1 million of residential home construction loans, $16.8 million of commercial construction loans and $74.2 million of residential development construction loans.

Real estate construction loans are originated for both the construction of business and residential properties and development properties. The risk of loss from business and residential development properties is higher due to the additional risk inherent in the sale of the developed properties.

Construction lending involves a higher degree of risk than one- to four-family residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser of the property if it will not be owner-occupied. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market areas, using conservative underwriting guidelines, and closely monitoring the construction process. The Corporation's risk in this area increased during 2007 and the first six months of 2008 as the sale of units in residential real estate development projects slowed considerably as customer demand decreased and the inventory of unsold units increased across the state of Michigan.

Real estate residential loans decreased $14.0 million, or 1.7%, from December 31, 2007 to $824.6 million as of June 30, 2008. The decrease in real estate residential loans was partly attributable to customers refinancing adjustable rate and balloon type mortgages to long-term fixed interest rate loans that the Corporation sold in the secondary mortgage market. Residential real estate loans represented 28.9% of the Corporation's loan portfolio as of June 30, 2008 and 29.9% as of December 31, 2007. The Corporation's real estate residential loans primarily consist of one- to four-family residential loans with original terms of less than fifteen years. The Corporation's general practice is to sell fixed-rate real estate residential loan originations with maturities of fifteen years and longer in the secondary market. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance.

Consumer loans increased $29.8 million, or 5.4%, from December 31, 2007 to $580.2 million as of June 30, 2008. Consumer loans represented 20.4% of the Corporation's loan portfolio as of June 30, 2008 and 19.7% as of December 31, 2007. The increase in consumer loans during the six months ended June 30, 2008 was attributable to a consumer loan promotion during the second quarter.

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

Loans held-for-sale at June 30, 2008 were $7.6 million, a decrease of $0.3 million, or 4.0%, compared to $7.9 million at December 31, 2007.

Asset Quality

Nonperforming Assets

Nonperforming assets consist of loans for which the accrual of interest has been discontinued, loans which are past due as to principal or interest by ninety days or more and are still accruing interest and assets obtained through foreclosures and repossessions. The Corporation transfers a loan that is ninety days or more past due to nonaccrual status, unless it believes the loan is both well secured and in the process of collection. Nonperforming assets were $87.8 million as of June 30, 2008, compared to $84.6 million as of March 31, 2008 and $74.5 million as of December 31, 2007, and represented 2.4%, 2.2% and 2.0% of total assets, respectively. It is management's opinion that the increase in nonperforming assets is, in part, attributable to the continued recessionary-type economic climate within Michigan which has resulted in cash flow difficulties being encountered by many consumer and commercial loan customers. The increase in the Corporation's nonperforming assets is not concentrated in any one industry or any one geographical area within Michigan. The Corporation's lending market does not include the southeastern portion of Michigan and at June 30, 2008, the Corporation did not have any nonperforming assets in that portion of the state. In addition, the sizes of the loan transactions are generally relatively small, which further decreases the risk of loss within the commercial loan portfolio due to the lack of loan concentration. As it continues to be publicized nationwide in 2008 that appraisal values of both residential and commercial real estate properties have generally declined, the Corporation continues to experience declines in both residential and commercial real estate appraisal values due to the weakness in the economy in Michigan. It is management's assessment as of June 30, 2008, for both residential and commercial real estate loans, that the discounted loan to value ratios within the Corporation's lending market areas are generally still within an acceptable underwriting range. Based on the declines in both residential and commercial real estate values, management continues to evaluate, and when warranted, discount appraised values to compute estimated fair market values of real estate secured loans or obtain new appraisals.

The tables below provide a summary of nonperforming assets and the composition of nonperforming loans, by major loan category, as of June 30, 2008, March 31, 2008 and December 31, 2007.

Nonperforming Assets
	June 30, 2008	March 31, 2008	December 31, 2007
		(In thousands)
Nonaccrual loans	$61,635	$61,360	$55,596
Accruing loans contractually past due 90 days or more as to interest or principal payments	10,288	10,570	7,764
Total nonperforming loans	71,923	71,930	63,360
Other real estate and repossessed assets	15,897	12,664	11,132
Total nonperforming assets	$87,820	$84,594	$74,492

Composition of Nonperforming Loans
	June 30, 2008	March 31, 2008	December 31, 2007
		(In thousands)
Commercial	$14,048	$13,226	$12,919
Real estate commercial	20,863	22,100	23,842
Real estate construction	15,833	17,598	12,979
Subtotal	50,744	52,924	49,740
Real estate residential	14,701	14,009	9,986
Consumer	6,478	4,997	3,634
Total nonperforming loans	$71,923	$71,930	$63,360

At June 30, 2008, the composition of nonperforming loans consisted of commercial loans of $14.0 million, real estate commercial loans of $20.9 million, real estate construction loans (comprised almost entirely of residential development loans) of $15.8 million, real estate residential loans of $14.7 million and consumer loans of $6.5 million. This composition represented 20%, 29%, 22%, 20% and 9% of total nonperforming loans at June 30, 2008, respectively.

Nonperforming loans at June 30, 2008 were $71.9 million, the same as March 31, 2008, although up $8.5 million, or 13.5%, compared to $63.4 million at December 31, 2007. The increase in nonperforming loans from December 31, 2007 to June 30, 2008 occurred primarily in the real estate residential and consumer loan categories. Nonperforming residential real estate loans of $14.7 million at June 30, 2008 were up $4.7 million, or 47.2%, from December 31, 2007 and nonperforming consumer loans of $6.5 million at June 30, 2008 were up $2.9 million, or 78.3%, from December 31, 2007. The level and composition of nonperforming loans has been adversely affected in 2008 by the continuing recessionary-type economic conditions in the state of Michigan and in the Corporation's local markets. The level of nonperforming commercial, real estate commercial and real estate construction loans has remained relatively stable from December 31, 2007 to June 30, 2008, due partially to loan charge-offs and the migration of nonperforming loans to other real estate upon the completion of the foreclosure process during the six months ended June 30, 2008. These three categories of nonperforming loans totaled $50.7 million at June 30, 2008, or 71% of total nonperforming loans at that date. The majority of the Corporation's net loan charge-offs during the first six months of 2008 occurred within these three loan categories, with 87% of net charge-offs in the second quarter of 2008 and 83% of net charge-offs during the six months ended June 30, 2008 attributable to the commercial, real estate commercial and real estate construction loan categories.

The following table presents data related to nonperforming commercial, real estate commercial and real estate construction loans by dollar amount as of the dates indicated:
	June 30, 2008		March 31, 2008		December 31, 2007
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount

			(Dollars in thousands)
$1 million or more	12	$23,507	13	$27,526	13	$27,774
$0.5 - $0.99 million	11	8,791	12	8,776	11	8,072
$0.25 - $0.49 million	31	9,880	27	8,838	19	6,232
Under $0.25 million	109	8,566	102	7,784	105	7,662
Total	163	$50,744	154	$52,924	148	$49,740

Nonperforming commercial loans of $14.0 million at June 30, 2008, were up $0.8 million, or 6.2%, from $13.2 million at March 31, 2008 and up $1.1 million, or 8.7%, from $12.9 million at December 31, 2007. At June 30, 2008, the Corporation's nonperforming commercial loans included three commercial loan borrowers with loan relationships of $1.0 million or more that totaled $4.0 million, with $3.4 million recorded in nonperforming commercial loans and $0.6 million recorded in nonperforming real estate commercial loans.

The Corporation's real estate commercial loan portfolio is comprised of three categories: real estate commercial, vacant land and land development loans. The following definitions are provided to clarify the types of loans included in each of the real estate commercial loan categories. Real estate commercial loans are secured by real estate occupied by the owner for ongoing operations and by non-owner occupied real estate leased to one or more tenants. Vacant land loans are secured by undeveloped land which has been acquired for future development. Land development loans are secured by land that is in the process of being developed in terms of infrastructure improvements to create finished marketable lots for future development.

The nonperforming real estate commercial loan portfolio was $20.9 million at June 30, 2008, down $1.2 million, or 5.6%, from $22.1 million at March 31, 2008 and down $3.0 million, or 12.5%, from $23.9 million at December 31, 2007. At June 30, 2008, the Corporation's nonperforming real estate commercial loan portfolio was comprised of $16.9 million of real estate commercial loans and $4.0 million of vacant land and land development loans. At June 30, 2008, the Corporation's nonperforming real estate commercial loan portfolio was comprised of a diverse mix of commercial lines of business and was also geographically disbursed throughout the Company's market areas. The Michigan economy remains weak, thus creating a difficult business environment for many lines of business across the state. The nonperforming real estate commercial loan category of $16.9 million at June 30, 2008 included three borrowers with real estate commercial loan relationships of $1.0 million or more that totaled $4.3 million, or 21%, of the nonperforming real estate commercial loan portfolio as of that date. Nonperforming vacant land and land development loans of $4.0 million at June 30, 2008 included two borrowers with vacant land and land development loans of $2.8 million. These borrowers also had $1.4 million of nonperforming real estate commercial and construction loans as of that date.

Nonperforming real estate construction loans totaled $15.8 million at June 30, 2008 and were comprised almost entirely of residential real estate development loans. The economy in Michigan has adversely impacted housing demand throughout the state and, accordingly, the Corporation has experienced an increase in the number of its residential real estate development borrowers with cash flow difficulties associated with a significant decline in sales of both lots and residential real estate. Nonperforming real estate construction loans at June 30, 2008 were comprised of 18 borrowers, with four borrowers having loan relationships of $1 million or more that totaled $11.0 million and comprised 70% of nonperforming real estate construction loans as of that date. The Corporation's two largest nonperforming loan relationships at June 30, 2008 were residential real estate development loans. A description of these two loan relationships follows. The first loan relationship, totaling $5.3 million, is secured by a residential condominium hotel project on waterfront property. The project is complete and three units were sold during the second quarter of 2008, with nine units remaining at June 30, 2008. There was also a pending sale for one unit at June 30, 2008. There were no sales in 2007 or during the first quarter of 2008. This loan relationship is secured by the nine unsold units, vacant land, four residential properties and adjacent property. The impairment reserve on this loan relationship was $0.3 million at June 30, 2008. The second loan relationship, totaling $2.8 million, is secured by a residential condominium project consisting of three units that have been completed and offered for sale and 56 sites available for construction. One unit was sold during the second quarter of 2008. There were no sales in 2007 or during the first quarter of 2008. The Corporation partially charged off a portion of this loan relationship in the amount of $0.2 million during the second quarter of 2008. The impairment reserve on this loan relationship was $1.0 million at June 30, 2008.

In summary, 12 borrowers with loan relationships from $1.1 million to $5.3 million totaled $23.5 million at June 30, 2008 and comprised 46% of the total nonperforming commercial, real estate commercial and construction loans of $50.7 million, at that date.

At June 30, 2008, a total of $12.7 million of the nonperforming commercial, real estate commercial and real estate construction loans were in various stages of foreclosure with 25 borrowers.

Nonperforming real estate residential loans were $14.7 million at June 30, 2008, an increase of $0.69 million, or 4.9%, from March 31, 2008 and an increase of $4.7 million, or 47.2%, from December 31, 2007. Nonperforming real estate residential loans represented 20% of nonperforming loans at June 30, 2008 and March 31, 2008, compared to 16% at December 31, 2007. The increase in nonperforming real estate residential loans was largely due to a rise in delinquencies, bankruptcies and foreclosures reflective of the continuing recessionary economic conditions in Michigan. At June 30, 2008, the Corporation had one nonperforming real estate residential loan over $1 million, with this loan having a principal balance of $1.8 million. This loan is secured by a single-family house located on waterfront property. Management has assessed this loan to have a relatively low loan to value ratio. At June 30, 2008, a total of $4.7 million of nonperforming real estate residential loans were in various stages of foreclosure with 38 borrowers.

Nonperforming consumer loans were $6.5 million at June 30, 2008, up $1.5 million, or 30%, from $5.0 million at March 31, 2008 and up $2.8 million, or 78.3%, from $3.6 million at December 31, 2007. The increase in nonperforming consumer loans during the three and six months ended June 30, 2008 was reflective of the continuing recessionary economic conditions within Michigan. Nonperforming consumer loans represented 9% of total nonperforming loans at June 30, 2008, compared to 6% of total nonperforming loans at December 31, 2007.

Other real estate and repossessed assets is a component of nonperforming assets and includes primarily real property acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and also personal property held for sale. Other real estate and repossessed assets totaled $15.9 million at June 30, 2008, compared to $12.7 million at March 31, 2008 and $11.1 million at December 31, 2007. This increase is primarily the result of the migration of nonperforming loans secured by real estate into other real estate as the foreclosure process was completed, including the expiration of the redemption period. At June 30, 2008, commercial real estate represented $7.1 million, or 46%, of other real estate and residential real estate represented $8.5 million, or 54%, of other real estate. A significant portion of other real estate at June 30, 2008 was represented by four real estate properties totaling $6.0 million, or 38% of the balance at that date. The first is a commercial real estate property with a book value of $1.2 million at June 30, 2008 that was sold on a land contract in 2007, although the purchaser's down-payment was not sufficient to account for the transaction as a sale in accordance with generally accepted accounting principles. Payments on the land contract are reducing the book value balance, with scheduled payments current as of June 30, 2008. The second is a residential real estate property with a book value of $2.0 million at June 30, 2008 that is a high-rise condominium property with eleven residential units in various stages of completion and six retail business condominium units offered for sale. There has been one residential unit sold on this project and this unit was sold in 2005. The Corporation obtained an updated appraisal of the condominium property during the first quarter of 2008 and, based on the Corporation's discounted value of the new appraised amount, the Corporation further wrote down the book value of the property by $0.33 million during the first quarter of 2008 and an additional $0.12 million during the second quarter of 2008. The third is a commercial real estate property with a book value of $1.0 million at June 30, 2008 that is a restaurant facility that ceased operations in January 2008. This property has been written down by $1.7 million, including $0.25 million in the first quarter of 2008. The fourth is a commercial real estate property with a book value of $1.8 million at June 30, 2008 that includes commercial rental units. The Corporation obtained an updated appraisal during the second quarter of 2008 and, based on the Corporation's discounted value of the new appraised amount, the Corporation wrote down the book value of this property by $0.5 million during the second quarter of 2008. In addition, at June 30, 2008, other real estate and repossessed assets included 29 other commercial real estate properties totaling $3.1 million and 57 other residential real estate properties totaling $6.5 million, with thirteen properties having an individual book value greater than $0.25 million, and also $0.3 million of repossessed assets. The historically large inventory of residential real estate properties for sale across the state of Michigan has resulted in an increase in the Corporation's carrying time and cost of holding other real estate. However, the Corporation experienced more sales of other real estate and repossessed assets during the first six months of 2008 than in the same period in 2007: $3.3 million during the six months ended June 30, 2008 versus $1.7 million during the six months ended June 30, 2007. Excluding the property sold on a land contract, $4.3 million, or 30%, of the remaining other real estate held at June 30, 2008 had been held in excess of one year as of that date. Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and the Corporation has many nonperforming loans that were in the process of foreclosure at June 30, 2008, it is anticipated that the level of other real estate and repossessed assets will continue to rise during 2008 and will likely remain at elevated levels for some period of time.

Impaired Loans

A loan is considered impaired when management determines it is probable that all of the principal and interest due will not be collected according to the contractual terms of the loan agreement. In most instances, the impairment is measured based on the fair market value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. A portion of the allowance for loan losses may be specifically allocated to impaired loans. The Corporation has determined that all of its nonaccrual commercial, real estate commercial and real estate construction loans meet the definition of an impaired loan. In addition, the Corporation identified $0.8 million of commercial and real estate commercial loans that were in an accrual status that were also impaired loans at June 30, 2008.

Impaired loans totaled $44.8 million at June 30, 2008, compared to $48.8 million at March 31, 2008 and $45.9 million at December 31, 2007. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that at June 30, 2008, March 31, 2008 and December 31, 2007, $16.6 million, $27.1 million and $22.2 million, respectively, of the impaired loans required a specific allocation of the allowance for loan losses (impairment reserve). The specific allocation of the allowance for loan losses on impaired loans was $3.4 million at June 30, 2008, compared to $5.7 million March 31, 2008 and $4.6 million at December 31, 2007. The reduction in impairment reserves during the second quarter of 2008 was attributable to the partial charge-off of a number of nonaccrual loans in the second quarter of 2008 that had impairment reserves of $2.7 million at March 31, 2008. At June 30, 2008, $14.8 million of impaired loans, that did not require a specific allocation of the allowance for loan losses as of that date, were partially charged off in the amount of $6.5 million in years 2006, 2007 and during the first six months of 2008, primarily as a result of declining real estate values. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from the estimates used on these loans.

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

The Corporation's total loan to deposit ratio as of June 30, 2008 and December 31, 2007 was 98.7% and 97.4%, respectively.

FHLB advances - short-term are borrowings from the FHLB that have original maturities of one year or less. There were no FHLB advances - short-term as of June 30, 2008 and December 31, 2007. FHLB advances - long-term are borrowings from the FHLB that have original maturities of greater than one year. FHLB advances - long-term totaled $130 million as of June 30, 2008, compared to $150 million as of December 31, 2007. At June 30, 2008, the Corporation's additional borrowing availability through the FHLB, based on the amount of FHLB stock owned by the Corporation, and subject to the FHLB's credit requirements and policies, was $194 million. FHLB advances, both short-term and long-term combined, are collateralized by a blanket lien on qualified one- to four-family residential mortgage loans with an aggregate book value equal to at least 145% of the advances. At June 30, 2008, the carrying value of these type of loans was $757 million.

The scheduled principal repayments on FHLB advances - long-term outstanding at June 30, 2008 were as follows (in thousands):
2008	$ 45,000
2009	45,025
2010	40,000
Total	$130,025

At June 30, 2008, the Corporation also had agreements in place to obtain up to $240 million in additional liquidity through borrowings from its other correspondent banking relationships, at the Corporation's discretion.

The Corporation has various commitments that may impact liquidity. The following table summarizes the Corporation's commitments and expected expiration dates by period at June 30, 2008.
	June 30, 2008
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit	$273,886	$43,850	$47,376	$30,523	$395,635
Undisbursed loans	160,283	-	-	-	160,283
Standby letters of credit	21,956	19,348	-	10	41,314
Total commitments	$456,125	$63,198	$47,376	$30,533	$597,232

Since the majority of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.

Capital Resources

As of June 30, 2008, shareholders' equity was $514.2 million, compared to $508.5 million as of December 31, 2007, resulting in an increase of $5.7 million, or 1.1%, during the first six months of 2008. Shareholders' equity as a percentage of total assets was 13.8% as of June 30, 2008 and 13.5% as of December 31, 2007.

The following table represents the Corporation's and Chemical Bank's regulatory capital ratios as of June 30, 2008:
	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Chemical Financial Corporation - actual ratio	12.0%	16.0%	17.3%
Regulatory minimum ratio	4.0	4.0	8.0
Ratio considered "well-capitalized" by regulatory agencies	5.0	6.0	10.0

Chemical Bank - actual ratio	11.8%	15.7%	17.0%
Regulatory minimum ratio	4.0	4.0	8.0
Ratio considered "well-capitalized" by regulatory agencies	5.0	6.0	10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at June 30, 2008 considerably exceeded the regulatory ratios to be considered "well-capitalized" partially due to the Corporation holding $571 million in assets, primarily investment securities, which are assigned a 20% risk rating and $1 billion in residential real estate loans and other assets which are assigned a 50% risk rating. These two risk ratings (20% and 50%) represented 40% of the Corporation's total risk-based assets (including off-balance sheet items) at June 30, 2008. Chemical Bank's Tier 1 and Total capital ratios are similar to the Corporation's at June 30, 2008, as the bank's level of assets and their allocation among the various risk weights are similar to the Corporation's.

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

The presentation of net interest income on an FTE basis is not in accordance with GAAP, but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $0.57 million and $0.56 million for the second quarters of 2008 and 2007, respectively. These adjustments were computed using a 35% federal income tax rate.

Net interest income is the most important source of the Corporation's earnings and thus is critical in evaluating the results of operations. Changes in the Corporation's net interest income are influenced by a variety of factors, including changes in the level and mix of interest-earning assets and interest-bearing liabilities, the level and direction of interest rates, the difference between short-term and long-term interest rates (the steepness of the yield curve), and the general strength of the economies in the Corporation's markets. Risk management plays an important role in the Corporation's level of net interest income. The ineffective management of credit risk, and more significantly interest rate risk, can adversely impact the Corporation's net interest income. Management monitors the

Corporation's consolidated statement of financial position to reduce the potential adverse impact on net interest income caused by significant changes in interest rates. The Corporation's policies in this regard are further discussed under the subheading "Market Risk."

The Corporation's net interest income (FTE) in the second quarter of 2008 was $36.2 million, a $3.2 million, or a 9.8%, increase from net interest income (FTE) of $33.0 million recorded in the second quarter of 2007. The increase in net interest income (FTE) was primarily attributable to the positive impact of lower short-term interest rates reducing interest expense more than interest income. The reduction of short-term interest rates and consequent steepening of the yield curve between June 30, 2008 and June 30, 2007, positively impacted net interest income (FTE).

Net interest margin was 4.11% on a tax equivalent basis in the second quarter of 2008, compared to 3.70% in the second quarter of 2007. The increase in net interest margin during the three months ended June 30, 2008, compared to the same time period in 2007, was primarily attributable to the decrease in the average cost of interest-bearing liabilities outpacing the decrease in the average yield on interest-earning assets. The average cost of interest-bearing liabilities decreased 125 basis points to 2.38% in the second quarter of 2008, compared to the second quarter of 2007. The average yield on interest-earning assets decreased 56 basis points to 5.92% in the second quarter of 2008, compared to the second quarter of 2007. The decrease in the cost of interest-bearing liabilities was attributable to the significant reduction in short-term market interest rates during the first quarter of 2008 and the fourth quarter of 2007. The yield on the Corporation's loan portfolio has decreased less severely during a period of significantly declining interest rates due to the loan portfolio being comprised predominately of fixed interest rate loans or loans with interest rates fixed for at least five years.

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

Average Balances, Tax Equivalent Interest and Effective Yields and Rates*
	Three Months Ended June 30,
	2008			2007
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans**	$2,827,260	$44,718	6.35%	$2,796,902	$48,385	6.93%
Taxable investment securities	526,062	5,473	4.16	557,543	6,233	4.47
Tax-exempt investment securities	65,865	1,026	6.23	61,077	982	6.43
Other securities	22,142	390	7.09	22,132	357	6.47
Federal funds sold	79,868	412	2.07	123,518	1,617	5.25
Interest-bearing deposits with unaffiliated banks	9,553	55	2.31	5,345	75	5.63
Total interest-earning assets	3,530,750	52,074	5.92	3,566,517	57,649	6.48
Less: Allowance for loan losses	40,005			35,399
Other Assets:
Cash and cash due from banks	92,361			89,482
Premises and equipment	49,553			49,444
Interest receivable and other assets	124,579			127,705
Total Assets	$3,757,238			$3,797,749

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$ 496,316	$ 1,135	0.92%	$ 507,810	$ 3,218	2.54%
Savings deposits	783,278	2,570	1.32	742,613	4,547	2.46
Time deposits	1,091,503	10,029	3.70	1,151,811	13,152	4.58
Securities sold under agreements to repurchase	179,416	501	1.12	170,527	1,692	3.98
Federal Home Loan Bank advances - short-term	-	-	-	13,187	174	5.29
Federal Home Loan Bank advances - long-term	130,037	1,637	5.06	143,137	1,883	5.28
Total interest-bearing liabilities	2,680,550	15,872	2.38	2,729,085	24,666	3.63
Noninterest-bearing deposits	539,260			529,743
Total deposits and borrowed funds	3,219,810			3,258,828
Interest payable and other liabilities	25,502			28,019
Shareholders' equity	511,926			510,902
Total Liabilities and Shareholders' Equity	$3,757,238			$3,797,749
Net Interest Spread (FTE)			3.54%			2.85%
Net Interest Income (FTE)		$36,202			$32,983
Net Interest Margin (FTE)			4.11%			3.70%

  *Taxable equivalent basis using a federal income tax rate of 35%.
**Nonaccrual loans are included in average balances reported and are included in the calculation of yields.

Average Balances, Tax Equivalent Interest and Effective Yields and Rates*
	Six Months Ended June 30,
	2008			2007
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans**	$2,813,105	$90,520	6.46%	$2,797,752	$95,982	6.90%
Taxable investment securities	527,200	11,312	4.29	556,638	12,368	4.45
Tax-exempt investment securities	65,083	2,060	6.33	60,814	1,962	6.45
Other securities	22,140	584	5.30	22,131	573	5.22
Federal funds sold	105,864	1,430	2.72	117,571	3,062	5.25
Interest-bearing deposits with unaffiliated banks	12,785	176	2.77	5,322	174	6.60
Total interest-earning assets	3,546,177	106,082	6.00	3,560,228	114,121	6.45
Less: Allowance for loan losses	39,974			34,900
Other Assets:
Cash and cash due from banks	93,310			90,673
Premises and equipment	49,765			49,527
Interest receivable and other assets	125,083			127,755
Total Assets	$3,774,361			$3,793,283

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$ 523,415	$ 3,100	1.19%	$ 528,654	$ 6,861	2.62%
Savings deposits	776,309	6,016	1.56	728,666	8,538	2.36
Time deposits	1,092,311	20,945	3.86	1,142,810	25,854	4.56
Securities sold under agreements to repurchase	181,937	1,460	1.61	166,575	3,306	4.00
Federal Home Loan Bank advances - short-term	-	-	-	17,790	468	5.30
Federal Home Loan Bank advances - long-term	134,851	3,402	5.07	144,099	3,790	5.30
Total interest-bearing liabilities	2,708,823	34,923	2.59	2,728,594	48,817	3.61
Noninterest-bearing deposits	529,658			525,690
Total deposits and borrowed funds	3,238,481			3,254,284
Interest payable and other liabilities	25,801			27,891
Shareholders' equity	510,079			511,108
Total Liabilities and Shareholders' Equity	$3,774,361			$3,793,283
Net Interest Spread (FTE)			3.41%			2.84%
Net Interest Income (FTE)		$ 71,159			$ 65,304
Net Interest Margin (FTE)			4.02%			3.68%

  *Taxable equivalent basis using a federal income tax rate of 35%.
**Nonaccrual loans are included in average balances reported and are included in the calculation of yields.

Volume and Rate Variance Analysis *
	Three Months Ended June 30, 2008 compared to 2007
	Increase (Decrease) Due to Changes in
	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)
	(In thousands)
Changes in Interest Income:
Loans	$ 590	$(4,257)	$(3,667)
Taxable investment securities	(340)	(420)	(760)
Tax-exempt investment securities	76	(32)	44
Other securities	-	33	33
Federal funds sold	(443)	(762)	(1,205)
Interest-bearing deposits with unaffiliated banks	39	(59)	(20)
Total change in interest income	(78)	(5,497)	(5,575)

Changes in Interest Expense:
Interest-bearing demand deposits	(101)	(1,982)	(2,083)
Savings deposits	432	(2,409)	(1,977)
Time deposits	(614)	(2,509)	(3,123)
Securities sold under agreements to repurchase	84	(1,275)	(1,191)
Federal Home Loan Bank advances - short-term	(174)	-	(174)
Federal Home Loan Bank advances - long-term	(171)	(75)	(246)
Total change in interest expense	(544)	(8,250)	(8,794)
Total Increase in Net Interest Income (FTE)	$ 466	$ 2,753	$ 3,219

*	Taxable equivalent basis using a federal income tax rate of 35%.
**

The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Volume and Rate Variance Analysis *
	Six Months Ended June 30, 2008 compared to 2007
	Increase (Decrease) Due to Changes in
	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)
	(In thousands)
Changes in Interest Income:
Loans	$ 630	$ (6,092)	$ (5,462)
Taxable investment securities	(644)	(412)	(1,056)
Tax-exempt investment securities	135	(37)	98
Other securities	-	11	11
Federal funds sold	(279)	(1,353)	(1,632)
Interest-bearing deposits with unaffiliated banks	146	(144)	2
Total change in interest income	(12)	(8,027)	(8,039)

Changes in Interest Expense:
Interest-bearing demand deposits	(22)	(3,739)	(3,761)
Savings deposits	1,289	(3,811)	(2,522)
Time deposits	(1,107)	(3,802)	(4,909)
Securities sold under agreements to repurchase	283	(2,129)	(1,846)
Federal Home Loan Bank advances - short-term	(468)	-	(468)
Federal Home Loan Bank advances - long-term	(233)	(155)	(388)
Total change in interest expense	(258)	(13,636)	(13,894)
Total Increase in Net Interest Income (FTE)	$ 246	$ 5,609	$ 5,855

*	Taxable equivalent basis using a federal income tax rate of 35%.
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

The provision for loan losses was $6.5 million in the second quarter of 2008, compared to $2.7 million in the first quarter of 2008 and $2.5 million in the second quarter of 2007. Net loan charge-offs were $6.5 million in the second quarter of 2008, compared to $2.5 million in the first quarter of 2008 and $1.3 million in the second quarter of 2007. Net loan losses in the second quarter of 2008 were 0.93% of average loans (annualized), compared to net loan losses of 0.35% of average loans (annualized) in the first quarter of 2008 and 0.18% of average loans (annualized) in the second quarter of 2007. The increase in the provision for loan losses in the second quarter of 2008 over the second quarter of 2007 and the first quarter of 2008 was primarily driven by an increase in net loan losses. The increase over the second quarter of 2007 was also due to an increase in nonperforming loans and an increase in loan delinquencies between June 30, 2007 and June 30, 2008. Nonperforming loans at June 30, 2008 of $71.9 million was the same as March 31, 2008. The level of the provision for loan losses each quarter reflects management's assessment of the adequacy of the allowance for loan losses.

During the second quarter of 2008, the Corporation's impairment reserve (specific allocation of the allowance for loan losses to impaired loans) decreased $2.3 million from $5.7 million at March 31, 2008 to $3.4 million at June 30, 2008. This reduction was due to the partial charge-off of a number of impaired loans during the second quarter of 2008 that had impairment reserves of $2.7 million at March 31, 2008.

At June 30, 2008, the Corporation, after individually reviewing its impaired loans, determined that $28.3 million of these loans were deemed to have sufficient collateral values so as not to require an impairment reserve. Of the $28.3 million of loans that did not have an impairment reserve, $14.8 million of these loans had been partially charged down in the amount of $6.5 million in 2006, 2007 and the first six months of 2008.

Economic conditions in the Corporation's markets, all within Michigan, were generally less favorable than those nationwide during the six-month period ended June 30, 2008. Forward-looking indicators suggest these economic conditions will continue for the remainder of 2008.

At June 30, 2008 and March 31, 2008, the allowance was $39.7 million, compared to $39.4 million at December 31, 2007 and $36.3 million at June 30, 2007. The allowance as a percentage of total period-end loans was 1.39% at June 30, 2008, compared to 1.42% at March 31, 2008, 1.41% at December 31, 2007 and 1.30% at June 30, 2007.

Noninterest Income

The following includes the major components of noninterest income during the three and six months ended June 30, 2008 and 2007.
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Service charges on deposit accounts	$ 5,007	$ 5,236	$ 9,781	$10,204
Trust and investment services revenue	2,090	2,087	4,117	4,187
Other fees for customer services	581	714	1,180	1,472
ATM and network user fees	819	705	1,588	1,478
Investment fees	748	717	1,375	1,455
Insurance commissions	313	240	541	413
Mortgage banking revenue	524	628	1,060	1,070
Investment securities gains	1,716	-	1,716	4
Gains on sales of branch bank properties	24	905	24	905
Other	137	124	157	211
Total Noninterest Income	$11,959	$11,356	$21,539	$21,399

Noninterest income of $12.0 million in the second quarter of 2008 increased $0.6 million, or 5.3%, compared to the second quarter of 2007. The increase was attributable to an investment securities gain. During the second quarter of 2008, the Corporation realized a $1.7 million gain related to the sale of MasterCard stock. During the second quarter of 2007, $0.9 million in gains were realized on the sales of a branch office building and a parcel of excess land contiguous to an existing branch office. The Corporation experienced decreases in several noninterest income categories in the second quarter of 2008 compared to the second quarter of 2007, including service charges on deposit accounts of $0.2 million, or 4.4%, other fees for customer services of $0.1 million, or 18.6%, and mortgage banking revenue of $0.1 million, or 16.6%. These decreases in the second quarter of 2008 were partially offset by an increase of $0.1 million, or 16.2%, in ATM and network user fees.

Operating Expenses

The following includes the major categories of operating expenses during the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Salaries and wages	$12,299	$13,497	$23,838	$25,261
Employee benefits	2,511	2,276	5,451	5,251
Occupancy	2,360	2,771	5,130	5,360
Equipment	2,133	2,207	4,320	4,356
Postage and courier	755	661	1,601	1,404
Supplies	433	395	807	812
Professional fees	743	906	1,826	2,672
Outside processing / service fees	818	702	1,495	1,402
Michigan business tax	83	417	208	807
Advertising and marketing	743	507	1,086	1,136
Intangible asset amortization	453	430	984	924
Telephone	529	492	1,093	960
Other real estate and repossessed asset expenses	845	682	2,024	1,095
Loan and collection	244	168	537	276
Other	1,936	1,110	3,329	2,263
Total Operating Expenses	$26,885	$27,221	$53,729	$53,979

Total operating expenses of $26.9 million in the second quarter of 2008 were down $0.3 million, or 1.2%, from the second quarter of 2007. The decrease in operating expenses during the three-month period ended June 30, 2008, was primarily due to decreases in salaries and wages, occupancy expense, professional fees and Michigan business tax. These lower expenses were partially offset by increases in employee benefits, outside processing/service fees, advertising and marketing, other real estate and repossessed asset expenses and other operating expenses.

Salaries and wages of $12.3 million in the second quarter of 2008 were down $1.2 million, or 8.9%, compared to the same time period in 2007. In April 2007, the Corporation announced an internal reorganization that centralized six operational departments and reduced back-office and management staff. The Corporation incurred compensation related reorganization expenses of $1.6 million during the second quarter of 2007. Excluding the reorganization expenses, salaries and wages increased $0.4 million, or 3.4%, in the second quarter of 2008 compared to the second quarter of 2007. The net increase was attributable to inflationary salary increases in 2008 and the additional personnel costs of new positions.

The Corporation had 1,446 employees on a full-time equivalent basis as of June 30, 2008, compared to 1,450 employees on a full-time equivalent basis as of June 30, 2007.

Employee benefits of $2.5 million in the second quarter of 2008 increased $0.2 million, or 10.3%, compared to the second quarter of 2007. The increase was due to an increase of $0.3 million, or 52.5%, in group health insurance caused by a lower experience-based rebate from the Corporation's health insurance provider in 2008 compared to 2007.

Occupancy expense of $2.4 million in the second quarter of 2008 decreased $0.4 million, or 14.8%, compared to the second quarter of 2007. The decrease was partially due to a $0.2 million loss realized on the disposal of a branch office building in 2007.

Professional fees of $0.7 million during the second quarter of 2008 were $0.2 million, or 18.0%, lower than in the second quarter of 2007. The decrease was primarily attributable to $0.2 million of consulting fees related to corporate initiatives completed during the second quarter of 2007 that did not recur in the second quarter of 2008.

The Michigan Single Business Tax (MSBT), which expired December 31, 2007, was replaced by the Michigan Business Tax (MBT). The MBT includes a provision for a Financial Institutions Tax (FIT), which applies to all banks, savings banks, bank holding companies and all of their affiliated companies and was effective January 1, 2008. The FIT is a tax on a financial institution's consolidated capital less both goodwill and certain debt obligations held by the financial institution using a five-year average. The new MBT resulted in a reduction of the Corporation's Michigan business tax during the second quarter of 2008 compared to the second quarter of 2007.

Advertising and marketing expenses of $0.7 million during the second quarter of 2008 were $0.2 million, or 46.5%, higher than in the second quarter of 2007. The increase was primarily attributable to costs incurred in conjunction with community sponsorships and marketing research in the second quarter of 2008 that did not occur in the second quarter of 2007.

Other real estate and repossessed asset expenses of $0.8 million during the second quarter of 2008 were $0.2 million, or 23.9%, higher than in the second quarter of 2007. The increase was primarily attributable to $0.2 million in higher maintenance expenses and property taxes related to the increase in other real estate held in 2008 compared to 2007.

Other operating expenses during the second quarter of 2008 were $1.9 million, up $0.8 million, or 74.4%, over the second quarter of 2007. The increase was primarily due to a $0.6 million increase in miscellaneous non-loan losses incurred during the second quarter of 2008 due to the recognition of a $0.6 million loss contingency attributable to a merchant credit card customer.

Income Tax Expense

The Corporation's effective federal income tax rate was 32.4% in the second quarter of 2008, compared to 32.3% in the second quarter of 2007. For the six months ended June 30, 2008 and 2007, the Corporation's effective federal income tax rates were 32.7% and 32.5%, respectively. The differences between the federal statutory income tax rates and the Corporation's effective federal income tax rates are primarily a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits.

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

The Corporation has not used interest rate swaps or other derivative financial instruments in the management of interest rate risk, other than best efforts forward loan delivery commitments utilized to offset the interest rate risk of interest rate lock commitments provided to customers on unfunded residential mortgage loans intended to be sold in the secondary market. In the normal course of the mortgage loan selling process, the Corporation enters into a best efforts forward loan delivery commitment with an investor. The Corporation's exposure to market risk on these best efforts forward loan delivery commitments is not significant.

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

At June 30, 2008, the Corporation's interest rate risk position was liability sensitive, meaning net interest income is expected to increase if market interest rates fall and decrease if market interest rates rise, other factors being unchanged.

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

At June 30, 2008, $477.9 million, or 12.8% of total assets, consisted of Investment securities-Available-for-sale recorded at fair value on a recurring basis. All of these financial instruments used valuation methodologies involving market-based or market-derived information, or Level 1 and 2 measurements, to measure fair value. None of these financial assets were measured using model-based techniques, or Level 3 measurements. At June 30, 2008, the Corporation had no liabilities recorded at fair value on a recurring basis.

At June 30, 2008, $45.0 million, or 1.2% of total assets, consisted of financial instruments recorded at fair value on a nonrecurring basis. All of these financial instruments used methodologies involving model-based techniques, or Level 3 measurements. The financial assets valued using Level 3 measurements include certain impaired loans and certain other real estate and repossessed assets. At June 30, 2008, no liabilities were measured at fair value on a nonrecurring basis.

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

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

The Corporation's annual meeting of shareholders was held April 21, 2008. At that meeting, the shareholders voted on two matters: the election of directors and the approval of the Chemical Financial Corporation Directors' Deferred Stock Plan. All directors of the Corporation were standing for election at the meeting. The directors were elected by the following votes:
Election of Directors	Votes Cast

All nominees for director were elected:	For	Withheld
Gary E. Anderson	18,377,574	222,680
J. Daniel Bernson	18,365,346	234,908
Nancy Bowman	18,224,621	375,633
James A. Currie	18,280,453	319,801
Thomas T. Huff	18,268,861	331,393
Michael T. Laethem	18,291,701	308,553
Geoffery E. Merszei	18,427,125	173,129
Terence F. Moore	17,288,741	1,311,513
Aloysius J. Oliver	15,634,335	2,965,919
David B. Ramaker	18,366,821	233,433
Larry D. Stauffer	18,376,640	223,614
William S. Stavropoulos	18,329,876	270,378
Franklin C. Wheatlake	18,344,008	256,246

There were no broker non-votes with respect to any nominee for director.

The Chemical Financial Corporation Directors' Deferred Stock Plan was approved by the following votes:
Votes Cast

For	Against	Abstain	Broker Non-Votes
14,336,682	1,013,892	299,101	2,950,579

Item 6.	Exhibits

          Exhibits.  The following exhibits are filed as part of this report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Restated Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. Here incorporated by reference.

4.1	Selected provisions of Restated Articles of Incorporation. See Exhibit 3.1.

4.2	Selected provisions of Restated Bylaws. See Exhibit 3.2.

10.1

Chemical Financial Corporation Directors' Deferred Stock Plan. Previously filed as Appendix A to the Corporation's Definitive Proxy Statement filed with the Commission on March 5, 2008. Here incorporated by reference.

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
CHEMICAL FINANCIAL CORPORATION

Date: August 5, 2008	By: /s/ David B. Ramaker
David B. Ramaker Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: August 5, 2008	By: /s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Restated Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. Here incorporated by reference.

4.1	Selected provisions of Restated Articles of Incorporation. See Exhibit 3.1.

4.2	Selected provisions of Restated Bylaws. See Exhibit 3.2.

10.1

Chemical Financial Corporation Directors' Deferred Stock Plan. Previously filed as Appendix A to the Corporation's Definitive Proxy Statement filed with the Commission on March 5, 2008. Here incorporated by reference.

31.1	Certification. Certification of Chairman of the Board, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.