Form 10-Q
period 2008-09-30
CHEMICAL FINANCIAL CORP
filed 2008-11-05
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2008

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

333 East Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

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

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of October 24, 2008, was 23,877,746 shares.

INDEX

Chemical Financial Corporation
Form 10-Q

Index to Form 10-Q
		Page

Safe Harbor Statement		3

Part I.	Financial Information

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2007)	4

	Consolidated Statements of Financial Position as of September 30, 2008, December 31, 2007 and September 30, 2007	4

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2008 and September 30, 2007	5

	Consolidated Statements of Changes in Shareholders' Equity for the Nine Months Ended September 30, 2008 and September 30, 2007	6

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and September 30, 2007	7

	Notes to Consolidated Financial Statements	8-21

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22-41

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

Part II.	Other Information

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6.	Exhibits	44

Signatures		45

Exhibit Index

Safe Harbor Statement

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and Chemical Financial Corporation itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "judgment," "plans," "predicts," "projects," "should," "will," variations of such words and similar expressions are intended to identify such forward-looking statements. All of the information concerning interest rate sensitivity in Part I, Item 3 is forward-looking. Management's determination of the provision and allowance for loan losses involves judgments that are inherently forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Chemical Financial Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

Part I. Financial Information

Item 1.	Financial Statements

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Financial Position

	September 30, 2008	December 31, 2007	September 30, 2007
	(Unaudited)		(Unaudited)
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$107,311	$125,285	$99,465
Federal funds sold	2,000	58,000	88,300
Interest-bearing deposits with unaffiliated banks	4,579	6,228	15,226
Total cash and cash equivalents	113,890	189,513	202,991
Investment securities:
Available-for-sale (at estimated fair value)	455,158	503,271	533,611
Held-to-maturity (estimated fair value - $106,184 at 9/30/08, $91,657 at 12/31/07 and $98,423 at 9/30/07)	111,261	91,243	98,342
Total investment securities	566,419	594,514	631,953
Other securities	22,142	22,135	22,135
Loans held-for-sale	10,861	7,883	7,708
Loans:
Commercial	574,006	515,319	534,503
Real estate commercial	776,617	760,399	736,443
Real estate construction	133,615	134,828	138,199
Real estate residential	831,700	838,545	840,694
Consumer	612,433	550,343	565,140
Total loans	2,928,371	2,799,434	2,814,979
Allowance for loan losses	(46,412)	(39,422)	(38,386)
Net loans	2,881,959	2,760,012	2,776,593
Premises and equipment	51,471	49,930	48,293
Goodwill	69,908	69,908	69,908
Other intangible assets	5,594	6,876	7,324
Interest receivable and other assets	65,842	53,542	55,857
Total Assets	$3,788,086	$3,754,313	$3,822,762

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$531,355	$535,705	$524,522
Interest-bearing	2,412,521	2,339,884	2,442,692
Total deposits	2,943,876	2,875,589	2,967,214
Interest payable and other liabilities	23,606	22,848	23,285
Securities sold under agreements to repurchase	224,684	197,363	203,322
Federal Home Loan Bank advances - long-term	90,025	150,049	125,049
Total liabilities	3,282,191	3,245,849	3,318,870
Shareholders' equity:
Common stock, $1 par value per share:
Authorized - 30,000,000 shares
Issued and outstanding - 23,876,527 shares at 9/30/08, 23,814,939 shares at 12/31/07 and 23,952,473 shares at 9/30/07	23,877	23,815	23,952
Surplus	346,652	344,579	347,569
Retained earnings	139,037	141,867	138,817
Accumulated other comprehensive loss	(3,671)	(1,797)	(6,446)
Total shareholders' equity	505,895	508,464	503,892
Total Liabilities and Shareholders' Equity	$3,788,086	$3,754,313	$3,822,762

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Income (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$45,211	$48,346	$135,272	$143,850
Interest on investment securities:
Taxable	5,333	6,299	16,645	18,667
Tax-exempt	738	688	2,120	2,018
Dividends on other securities	211	182	795	755
Interest on federal funds sold	180	1,433	1,610	4,495
Interest on deposits with unaffiliated banks	15	209	191	383
Total interest income	51,688	57,157	156,633	170,168
Interest Expense
Interest on deposits	12,986	21,037	43,047	62,290
Interest on securities sold under agreements to repurchase	482	1,957	1,942	5,263
Interest on Federal Home Loan Bank advances - short-term	-	-	-	468
Interest on Federal Home Loan Bank advances - long-term	1,500	1,690	4,902	5,480
Total interest expense	14,968	24,684	49,891	73,501
Net Interest Income	36,720	32,473	106,742	96,667
Provision for loan losses	22,000	2,900	31,200	7,025
Net interest income after provision for loan losses	14,720	29,573	75,542	89,642
Noninterest Income
Service charges on deposit accounts	5,316	5,039	15,097	15,243
Trust and investment services revenue	1,925	2,034	6,042	6,221
Other charges and fees for customer services	2,618	2,393	7,302	7,211
Mortgage banking revenue	348	577	1,408	1,647
Investment securities gains (losses)	(438)	-	1,278	4
Other	285	1,014	466	2,130
Total noninterest income	10,054	11,057	31,593	32,456
Operating Expenses
Salaries, wages and employee benefits	15,075	14,463	44,364	44,975
Occupancy	2,472	2,361	7,602	7,721
Equipment	2,346	2,065	6,666	6,421
Other	6,857	6,281	21,847	20,032
Total operating expenses	26,750	25,170	80,479	79,149
Income (Loss) Before Income Taxes	(1,976)	15,460	26,656	42,949
Federal income tax expense (benefit)	(951)	4,850	8,400	13,786
Net Income (Loss)	$(1,025)	$10,610	$18,256	$29,163

Net Income (Loss) Per Share:
Basic	$(0.04)	$0.44	$0.77	$1.19
Diluted	(0.04)	0.44	0.77	1.19
Cash Dividends Paid Per Share	0.295	0.285	0.885	0.855

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share data)
Balances at January 1, 2007	$24,828	$368,554	$123,454	$(8,950)	$507,886
Impact of adoption of FIN 48			40		40
Comprehensive income:
Net income			29,163
Net unrealized gains on Investment securities-Available-for-sale, net of tax expense of $1,430				2,654
Reclassification adjustment for realized net gain on call of investment securities included in net income, net of tax expense of $1				(3)
Adjustment for pension and other postretirement benefits expense, net of tax benefit of $80				(147)
Comprehensive income					31,667
Cash dividends declared of $0.570 per share			(13,840)		(13,840)
Shares issued - stock options	2	31			33
Shares issued - directors' stock purchase plan	7	216			223
Shares issued - share awards	1	44			45
Repurchases of shares	(886)	(21,407)			(22,293)
Share-based compensation		131			131
Balances at September 30, 2007	$23,952	$347,569	$138,817	$(6,446)	$503,892

Balances at January 1, 2008	$23,815	$344,579	$141,867	$(1,797)	$508,464
Comprehensive income:
Net income			18,256
Net unrealized losses on Investment securities-Available-for-sale, net of tax benefit of $1,078				(2,005)
Reclassification adjustment for other-than- temporary impairment loss realized on investment security included in net income, net of tax benefit of $155				289
Adjustment for pension and other postretirement benefits expense, net of tax benefit of $85				(158)
Comprehensive income					16,382
Cash dividends declared and paid of $0.885 per share			(21,086)		(21,086)
Shares issued - stock options	54	1,357			1,411
Shares issued - directors' stock purchase plan	8	223			231
Share-based compensation		493			493
Balances at September 30, 2008	$23,877	$346,652	$139,037	$(3,671)	$505,895

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:	(In thousands)
Net income	$18,256	$29,163
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	31,200	7,025
Gains on sales of loans	(1,414)	(994)
Proceeds from sales of loans	116,601	102,251
Loans originated for sale	(118,165)	(103,298)
Loss on repurchase of sold loans	23	-
Investment securities gains	(1,722)	(4)
Impairment loss on investment security	444	-
Net gains on sales of other real estate and repossessed assets	(172)	(63)
Gains on sales of branch bank properties	(295)	(905)
Gain on insurance settlement	-	(957)
Losses on disposals of other assets	-	300
Depreciation of premises and equipment	4,234	4,307
Amortization of intangible assets	2,122	2,050
Net amortization of premiums and discounts on investment securities	458	438
Share-based compensation expense	493	131
Net increase in interest receivable and certain other assets	(6,380)	(1,713)
Net increase in interest payable and certain other liabilities	843	857
Net cash provided by operating activities	46,526	38,588
Cash Flows From Investing Activities:
Investment securities-Available-for-sale:
Proceeds from maturities, calls and principal reductions	114,972	89,084
Proceeds from sales	1,724	-
Purchases	(70,882)	(98,039)
Investment securities-Held-to-maturity:
Proceeds from maturities, calls and principal reductions	37,482	21,326
Purchases	(57,020)	(25,247)
Other securities:
Purchases	(7)	(4)
Net increase in loans	(166,697)	(14,598)
Proceeds from sales of other real estate and repossessed assets	7,585	2,689
Proceeds from sales of branch bank properties	554	1,825
Purchases of premises and equipment, net	(6,000)	(3,895)
Net cash used in investing activities	(138,289)	(26,859)
Cash Flows From Financing Activities:
Net increase in noninterest-bearing and interest-bearing demand deposits and savings accounts	74,297	97,744
Net decrease in time deposits	(6,010)	(28,615)
Net increase in securities sold under agreements to repurchase	27,321	24,353
Repayment of FHLB advances - short-term	-	(30,000)
Increase in FHLB advances - long-term	-	10,000
Repayment of FHLB advances - long-term	(60,024)	(30,023)
Cash dividends paid	(21,086)	(20,916)
Proceeds from directors' stock purchase plan	231	223
Tax benefits from share-based awards	134	10
Proceeds from exercise of stock options	1,277	23
Repurchases of common stock	-	(22,293)
Net cash provided by financing activities	16,140	506
Net (decrease) increase in cash and cash equivalents	(75,623)	12,235
Cash and cash equivalents at beginning of year	189,513	190,756
Cash and Cash Equivalents at End of Period	$113,890	$202,991
Supplemental disclosure of cash flow information:
Interest paid	$51,611	$73,888
Federal income taxes paid	13,381	13,580
Loans transferred to other real estate and repossessed assets	13,527	4,542
Investment securities-Available-for-sale transferred to Investment securities-Held-to-maturity	502	-
Closed branch bank properties transferred to other assets	225	-

See notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2008

Note A:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (Corporation) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2007.

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

On February 12, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157" (FSP 157-2). FSP 157-2 amends SFAS 157 to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Corporation elected not to delay the application of SFAS 157 to non-financial assets and liabilities recognized at fair value on a nonrecurring basis.

On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. It amends SFAS 157 by including an illustrative example, which provides guidance in determining the fair value of a financial asset when the market for that asset is not active. FSP 157-3 is effective upon issuance, and includes prior periods for which financial statements have not been issued. The adoption of FSP 157-3 did not have an impact on the Corporation's consolidated financial condition or results of operations.

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

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2008

Note A:  Basis of Presentation (continued)

Effective January 1, 2008, the Corporation adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (SFAS 159), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." At September 30, 2008, the Corporation had not elected the fair value option for any financial assets or liabilities under the guidance of SFAS 159.

Mortgage Servicing Income

Effective January 1, 2008, the Corporation adopted the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" (SAB 109). SAB 109 provides recognition guidance for entities that issue loan commitments that are accounted for at fair value through earnings. SAB 109 indicates that the expected future cash flows related to the associated servicing of the loan should be considered, while other internally-developed intangible assets should not be considered, when measuring the fair value of a loan commitment at inception or through its life. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Corporation previously did not include the associated servicing of the loan when measuring the fair value of derivative loan commitments at inception and throughout its life. At September 30, 2008, the impact of the adoption of SAB 109 on the Corporation's consolidated financial condition and results of operations was not material.

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

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2008

Note A:  Basis of Presentation (continued)

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at the enacted tax rates expected to be applied to taxable income in the years in which those differences are expected to be recovered or settled. Reserves for contingent tax liabilities are reviewed quarterly for adequacy based upon developments in tax law and the status of audit examinations in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). The Corporation had no reserve for contingent income tax liabilities recorded at September 30, 2008.

The tax periods open to examination by the Internal Revenue Service include the fiscal years ended December 31, 2007, 2006 and 2005. The same fiscal years are open to examination for the Michigan Single Business Tax with the addition of the fiscal years ended December 31, 2004 and 2003.

Earnings Per Share

All earnings (loss) per share amounts have been presented to conform to the requirements of SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per share excludes any dilutive effect of common stock equivalents. Basic earnings (loss) per share for the Corporation is computed by dividing net income (loss) by the weighted average number of common shares outstanding.

Diluted earnings (loss) per share for the Corporation is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents. Average shares of common stock for diluted net income per share include shares to be issued upon exercise of stock options, stock to be issued for the deferred compensation plan for non-employee directors, and stock to be issued for the stock purchase plan for non-employee community advisors. For any period in which a loss is recorded, the assumed exercise of stock options and stock to be issued for the deferred compensation plan and the stock purchase plan would have an anti-dilutive impact on the loss per share and thus are excluded in the diluted per share calculation.

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings (loss) per share computations:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Numerator for both basic and diluted earnings (loss) per share, net income (loss)	$ (1,025)	$10,610	$18,256	$29,163

Denominator for basic earnings (loss) per share, weighted average common shares outstanding	23,836	24,091	23,827	24,520
Weighted average common stock equivalents	-	7	12	12
Denominator for diluted earnings (loss) per share	23,836	24,098	23,839	24,532

Basic earnings (loss) per share	$ (0.04)	$ 0.44	$ 0.77	$ 1.19
Diluted earnings (loss) per share	(0.04)	0.44	0.77	1.19

The average number of employee stock option awards outstanding that were "out-of-the money," whereby the option exercise price per share exceeded the market price per share were as follows: 481,153 and 588,180 for the three months ended September 30, 2008 and 2007, respectively, and 546,044 and 519,122 for the nine months ended September 30, 2008 and 2007, respectively.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2008

Note A:  Basis of Presentation (continued)

Variable Interest Entity

The accompanying consolidated financial statements include the accounts of a variable interest entity for which the Corporation is the primary beneficiary. All significant intercompany transactions and balances have been eliminated upon consolidation.

Equity

In January 2008, the board of directors of the Corporation authorized management to repurchase up to 500,000 shares of the Corporation's common stock. During the nine months ended September 30, 2008, no shares were repurchased. At September 30, 2008, there were 500,000 remaining shares available for repurchase under the January 2008 authorization.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of related tax benefits (expense), at September 30, 2008, December 31, 2007 and September 30, 2007 are as follows:
	September 30, 2008	December 31, 2007	September 30, 2007
	(In thousands)
Net unrealized gains/(losses) on Investment securities-Available-for-sale, net of related tax benefit (expense) of $75 at 9/30/08, $(848) at 12/31/07 and $714 at 9/30/07.	$ (140)	$ 1,576	$(1,326)
Pension and other postretirement benefits expense, net of related tax benefit of $1,901 at 9/30/08, $1,816 at 12/31/07, and $2,757 at 9/30/07.	(3,531)	(3,373)	(5,120)
Accumulated other comprehensive loss	$(3,671)	$(1,797)	$(6,446)

At September 30, 2008, the Corporation held investment securities with a fair market value of $137.7 million that had gross unrealized losses, which existed for less than twelve months, of $6.4 million at that date. The Corporation also held investment securities as of September 30, 2008 with a fair market value of $68.8 million that had gross unrealized losses, which existed for twelve months or more, of $2.6 million at that date. The majority of the Corporation's investment securities portfolio has been positively impacted by changes in interest rates during the nine months ended September 30, 2008. The $6.4 million gross unrealized loss was primarily attributable to two trust preferred securities of community banks in Michigan which were classified as held-to-maturity and one financial industry corporate debt security classified as available-for-sale and comprised 67%, or $4.3 million, of the unrealized loss at September 30, 2008. The $2.6 million gross unrealized loss was primarily attributable to two financial industry corporate debt securities which were classified as available-for-sale and made up 61%, or $1.6 million, of the unrealized loss at September 30, 2008. Management believes that the unrealized losses on investment securities at September 30, 2008 are temporary in nature and are due primarily to the overall general illiquidity in the financial markets for these types of investments. The Corporation has both the intent and ability to hold the investment securities with unrealized losses to maturity or until such time as the unrealized losses recover.

At September 30, 2008, one investment security holding classified as available-for-sale was written down to estimated realizable value because, in the opinion of management, the decline in market value was considered to be other-than-temporary. As a result of the write-down, the Corporation recognized a loss of $0.4 million in the consolidated statements of income for the three- and nine-months ended September 30, 2008.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2008

Note A:  Basis of Presentation (continued)

Operating Segment

The Corporation operates in a single operating segment - commercial banking. The Corporation is a financial holding company that operated through one commercial bank, Chemical Bank, at September 30, 2008. Chemical Bank operates primarily within the state of Michigan as a single state-chartered commercial bank. Chemical Bank operates through an internal organizational structure of four regional banking units, offering a full range of commercial banking and fiduciary products and services to the residents and business customers in the bank's geographical market areas. The products and services offered by the regional banking units, through branch banking offices, as well as the pricing of these products and services, are generally consistent throughout the Corporation. The marketing of products and services throughout the Corporation's regional banking units is generally uniform, as many of the markets served by the regional banking units overlap. The distribution of products and services is uniform throughout the Corporation's regional banking units and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.

The Corporation's primary sources of revenue are from its loan products and investment securities.

Pending Accounting Pronouncements

Business Combinations: In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)). SFAS 141(R) requires an acquirer in a business combination to recognize most assets acquired, liabilities assumed, and any noncontrolling interests at their fair values on the date of acquisition. Previously, these items were assigned values through a cost allocation process. SFAS 141(R) is effective prospectively for business combinations that occur in fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141(R) as of January 1, 2009 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

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

Generally Accepted Accounting Principles Hierarchy: In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS 162). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities and makes the GAAP hierarchy directly applicable to preparers of financial statements. SFAS 162 is effective sixty days following the Securities and Exchange Commission's (SEC) approval of the Public Company Accounting Oversight Board (PCAOB) amendments to Audit Standards (AU) Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles," which the SEC approved on September 16, 2008. SFAS 162 will not change the Corporation's current accounting practices.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2008

Note A:  Basis of Presentation (continued)

Useful Life of Intangible Assets: In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" (FSP 142-3). FSP 142-3 amends the guidance in SFAS No. 142, "Goodwill and Other Intangible Assets," about estimating the useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirements for estimating useful lives must be applied prospectively to intangible assets acquired after the effective date; however, the disclosure requirements must be applied to all intangible assets recognized as of the effective date. Early adoption is prohibited. Adoption of FSP 142-3 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

Legal Matters

The Corporation and its subsidiary bank are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition or results of operations of the Corporation.

Note B:  Nonperforming Assets, Allowance for Loan Losses and Impaired Loans

The following summarizes nonperforming assets at the dates indicated:
	September 30, 2008	December 31, 2007	September 30, 2007
		(In thousands)
Nonaccrual loans:
Commercial	$13,320	$10,961	$ 6,735
Real estate commercial	24,230	19,672	19,664
Real estate construction	14,513	12,979	4,573
Real estate residential	12,869	8,516	7,244
Consumer	4,787	3,468	2,125
Total nonaccrual loans	69,719	55,596	40,341

Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	1,735	1,958	1,867
Real estate commercial	6,586	4,170	5,367
Real estate construction	1,096	-	1,076
Real estate residential	2,910	1,470	3,918
Consumer	685	166	1,054
Total accruing loans contractually past due 90 days or more as to interest or principal payments	13,012	7,764	13,282
Total nonperforming loans	82,731	63,360	53,623
Other real estate and repossessed assets (1)	15,699	11,132	9,164
Total nonperforming assets	$98,430	$74,492	$62,787

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held for sale.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2008

Note B:  Nonperforming Assets, Allowance for Loan Losses and Impaired Loans (continued)

The following summarizes the changes in the allowance for loan losses:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Balance at beginning of period	$ 39,664	$36,254	$ 39,422	$34,098
Provision for loan losses	22,000	2,900	31,200	7,025

Loans charged off:
Commercial	(11,468)	(208)	(13,533)	(1,072)
Real estate commercial	(673)	-	(5,350)	(260)
Real estate construction	(923)	(134)	(2,009)	(422)
Real estate residential	(749)	(64)	(1,352)	(178)
Consumer	(1,776)	(501)	(2,928)	(1,339)
Total loan charge-offs	(15,589)	(907)	(25,172)	(3,271)

Recoveries of loans previously charged off:
Commercial	74	18	379	159
Real estate commercial	68	19	120	20
Real estate construction	-	-	29	-
Real estate residential	50	4	77	6
Consumer	145	98	357	349
Total loan recoveries	337	139	962	534
Net loan charge-offs	(15,252)	(768)	(24,210)	(2,737)
Balance as of September 30	$ 46,412	$38,386	$ 46,412	$38,386

The following summarizes credit quality statistics:
	September 30, 2008	December 31, 2007	September 30, 2007
Nonperforming loans as a percent of total loans	2.83%	2.26%	1.90%
Nonperforming assets as a percent of total assets	2.60%	1.98%	1.64%
Net loans charged off against the allowance for loan losses to average loans (annualized)	1.14%	0.22%	0.13%
Allowance for loan losses as a percent of total loans	1.58%	1.41%	1.36%
Allowance for loan losses as a percent of nonperforming loans	56%	62%	72%

The following summarizes impaired loan information at the dates indicated:
	Impaired Loans			Valuation Allowance
	September 30, 2008	December 31, 2007	September 30, 2007	September 30, 2008	December 31, 2007	September 30, 2007
	(In thousands)
Impaired loans with valuation allowance	$24,784	$22,224	$16,351	$4,963	$4,616	$3,162
Impaired loans with no valuation allowance	27,279	23,631	20,258	-	-	-
Total impaired loans	$52,063	$45,855	$36,609	$4,963	$4,616	$3,162

The Corporation considers all nonaccrual commercial, real estate commercial and real estate construction loans to be impaired loans. In addition, the Corporation identified an additional $2.3 million at December 31, 2007 and $5.6 million at September 30, 2007 of impaired loans that were in an accrual status. Real estate residential and consumer loans are considered to be homogeneous and therefore are excluded from the analysis of impaired loans.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2008

Note C:  Intangible Assets

The Corporation has recorded three types of intangible assets: goodwill, mortgage servicing rights (MSRs) and core deposit intangible assets. Goodwill and core deposit intangible assets arose as the result of business combinations or other acquisitions. MSRs arose as a result of selling mortgage loans in the secondary market but retaining the right to service these loans and receive servicing income over the life of the loan. Amortization is recorded on the MSRs and core deposit intangible assets. Goodwill is not amortized but is evaluated at least annually for impairment. The annual goodwill impairment review for 2008 was performed as of September 30, 2008 and no impairment was indicated.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 and 2007 are as follows:
	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Balance as of January 1	$69,908	$70,129
Adjustment due to the adoption of FIN 48	-	(221)
Balance as of September 30	$69,908	$69,908

The following table shows the net carrying value of the Corporation's other intangible assets:
	September 30, 2008	December 31, 2007	September 30, 2007
	(In thousands)
Core deposit intangible assets	$3,266	$4,593	$5,024
Mortgage servicing rights	2,328	2,283	2,300
Total other intangible assets	$5,594	$6,876	$7,324

There was no impairment valuation allowance recorded on MSRs as of September 30, 2008, December 31, 2007 or September 30, 2007. The Corporation was servicing $606.3 million, $569.8 million and $560.5 million of real estate residential loans as of September 30, 2008, December 31, 2007 and September 30, 2007, respectively. Amortization expense of MSRs for the nine months ended September 30, 2008 and September 30, 2007 was $0.80 million and $0.70 million, respectively.

The following table sets forth the carrying amount and accumulated amortization of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:
	September 30, 2008			December 31, 2007			September 30, 2007
	Gross Original Amount	Accumulated Amortization	Carrying Amount	Gross Original Amount	Accumulated Amortization	Carrying Amount	Gross Original Amount	Accumulated Amortization	Carrying Amount
				(In thousands)
Core deposit intangible assets	$18,033	$14,767	$3,266	$18,033	$13,440	$4,593	$18,033	$13,009	$5,024

The amortization expense of core deposit intangible assets for the nine months ended September 30, 2008 and September 30, 2007 was $1.3 million and $1.4 million, respectively.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2008

Note C:  Intangible Assets (continued)

At September 30, 2008, the remaining amortization expense on core deposit intangible assets that existed as of that date has been estimated through 2013 and thereafter in the following table (in thousands):
2008	$ 216
2009	718
2010	470
2011	406
2012	406
2013 and thereafter	1,050
Total	$3,266

Note D:  Fair Value Measurements

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Investment securities-Available-for-sale are recorded at fair value on a recurring basis. Additionally, the Corporation may be required to record other assets at fair value on a nonrecurring basis, such as loans held-for-sale, loans held for investment, goodwill, core deposit intangible assets, mortgage servicing rights, other real estate and repossessed assets. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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
September 30, 2008

Note D:  Fair Value Measurements (continued)

Loans Held-For-Sale

The carrying amounts reported in the consolidated statements of financial position for loans held-for-sale are at the lower of cost or market value. The fair values of loans held-for-sale are based on the market price for similar loans in the secondary market. The Corporation classifies loans held-for-sale as nonrecurring Level 2 adjustments when cost exceeds fair value.

Loans

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allocation of the allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the loan's observable market price, the fair value of the collateral or the present value of the expected future cash flows discounted at the loan's effective interest rate. Those impaired loans not requiring an allocation of the allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3. At September 30, 2008, the Corporation recorded $41.3 million of its $52.1 million of impaired loans at fair value through specific allocations of the allowance for loan losses at September 30, 2008 or charge-offs recorded in current or prior periods.

Goodwill

Goodwill is subject to impairment testing on an annual basis. The market and income approach methods were used in the completion of impairment testing at September 30, 2008. These valuation methods require a significant degree of management judgment. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by either of the valuation models. As such, the Corporation classifies goodwill subjected to nonrecurring fair value adjustments as Level 3. At September 30, 2008, no goodwill impairment was recorded.

Other Intangible Assets

Other intangible assets consist of core deposit intangible assets and mortgage servicing rights (MSRs). These items are both carried at fair value when initially recorded. Subsequently, core deposit intangible assets are amortized on a straight-line or accelerated basis over periods ranging from three- to fifteen-years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If core deposit intangible asset impairment is identified and recorded, the Corporation classifies impaired core deposit intangible assets as Level 3 nonrecurring fair value adjustments. At September 30, 2008, there was no impairment recorded for core deposit intangible assets. The fair value of MSRs is initially estimated using a model that calculates the net present value of estimated future cash flows using various assumptions including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, determined by the model, through a valuation allowance. The Corporation classifies MSRs subjected to nonrecurring fair value adjustments as Level 3. At September 30, 2008, there was no impairment recorded for MSRs.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2008

Note D:  Fair Value Measurements (continued)

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

For assets and liabilities measured at fair value on a recurring basis, SFAS 157 requires quantitative disclosures about the fair value measurements separately for each major category of assets as reported in the following table:
	Fair Value Measurements at September 30, 2008
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)

Investment securities-Available-for-sale	$21,476	$433,682	$ -	$455,158

There were no liabilities recorded at fair value on a recurring basis at September 30, 2008.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Corporation may be required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The following table presents each major category of assets that was measured at fair value on a nonrecurring basis:
	Fair Value Measurements at September 30, 2008
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Loans	$ -	$ -	$41,299	$41,299
Other real estate / repossessed assets	-	-	12,901	12,901
Total	$ -	$ -	$54,200	$54,200

There were no liabilities recorded at fair value on a nonrecurring basis at September 30, 2008.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2008

Note E:  Employee Benefit Plans

Share-Based Compensation Plans

As of September 30, 2008, there were 734,644 stock options outstanding under the Corporation's stock option plans. There were 243,246 stock options outstanding under the Stock Incentive Plan of 2006 (2006 Plan) and 491,398 stock options outstanding under the Stock Incentive Plan of 1997 (1997 Plan), both of which were shareholder approved. As of September 30, 2008, there were also 30,701 restricted stock performance units outstanding and 722,120 shares available for future issuance under the 2006 Plan. As of September 30, 2008, there were no shares available for future grant under the 1997 Plan, by action of the board of directors in December 2006.

During the three-month period ended September 30, 2008, the Corporation granted options to purchase 1,500 shares of stock. During the nine-month period ended September 30, 2008, the Corporation granted options to purchase 63,593 shares of stock and 30,701 restricted stock performance units to certain officers of the Corporation.

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

The fair values of stock options granted during the first nine months of 2008 were $6.25 per share for 54,593 options, $6.29 per share for 5,000 options, $6.26 per share for 2,500 options and $5.30 per share for 1,500 options. A summary of the weighted-average assumptions used in the Black-Scholes option pricing model for grants of stock options during the first nine months of 2008 follows:
Expected dividend yield	4.20%
Risk-free interest rate	3.28% - 3.43%
Expected volatility	36.40%
Forfeiture rate	16.00%
Expected life (in years)	6.38

The Corporation granted options to purchase 181,723 shares to certain officers of the Corporation during the three-month and nine-month periods ended September 30, 2007. The Corporation did not grant restricted stock performance units during those same time periods in 2007.

Stock options have an exercise price equal to the market value of the common stock on the date of grant, generally vest ratably over a three-year period and expire 10 years from the date of the grant. The Corporation uses the Black-Scholes option pricing model to measure compensation expense for stock options. The Corporation also estimates expected forfeitures over the requisite service period.

The Corporation recognized compensation expense related to share awards of $0.19 million and $0.49 million for the three and nine months ended September 30, 2008, respectively, compared to $0.13 million for both the three and nine months ended September 30, 2007. Basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2008 and September 30, 2007 did not change as a result of the Corporation recognizing compensation expense for share-based awards in accordance with SFAS 123(R). The Corporation's reported basic and diluted loss per share was $(0.04) for the three months ended September 30, 2008. The reported basic and diluted earnings per share was $0.77 for the nine months ended September 30, 2008 and $0.44 and $1.19 for the three and nine months ended September 30, 2007, respectively.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2008

Note E:  Employee Benefit Plans (continued)

A summary of stock option activity during the nine months ended September 30, 2008 is presented below:
	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	793,781	$31.26
Granted	63,593	24.46
Exercised	(89,133)	27.39
Forfeited or expired	(33,597)	34.81
Outstanding at September 30, 2008	734,644	$30.98	6.70	$2,015

Exercisable/vested at September 30, 2008	555,643	$33.02	5.96	$ 854

The aggregate intrinsic values of outstanding and exercisable options at September 30, 2008 were calculated based on the closing price of the Corporation's stock on September 30, 2008 of $31.14 per share less the exercise price of those shares. Outstanding and exercisable options with intrinsic values less than zero, or "out-of-the-money" options, were not included in the aggregate intrinsic value reported.

As of September 30, 2008, there was approximately $0.51 million of total unrecognized pre-tax compensation expense related to nonvested restricted stock performance units outstanding. The weighted-average period over which this amount will be recognized is 2.4 years.

As of September 30, 2008, there was approximately $0.90 million of total unrecognized pre-tax compensation expense related to nonvested stock options outstanding. The weighted-average period over which this amount will be recognized is 2.0 years.

The following summarizes certain information regarding options exercised during the three- and nine-month periods ended September 30, 2008 and 2007:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Intrinsic value	$ 411	$5	$ 411	$29
Cash proceeds received	1,277	-	1,277	23
Tax benefit realized	134	2	134	10

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2008

Note E:  Employee Benefit Plans (continued)

Pension and Other Postretirement Benefits

The components of net periodic benefit cost (income) for the Corporation's qualified and nonqualified pension plans and nonqualified postretirement benefits plan are as follows:
	Defined Benefit Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)

Service cost	$401	$470	$1,203	$1,409
Interest cost	1,161	1,122	3,484	3,364
Expected return on plan assets	(1,410)	(1,405)	(4,230)	(4,215)
Amortization of prior service credit	(1)	(1)	(3)	(4)
Amortization of unrecognized net gain	(1)	-	(3)	(1)
Net periodic benefit cost	$150	$186	$451	$553

	Postretirement Benefits Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)

Interest cost	$65	$65	$195	$196
Amortization of prior service credit	(81)	(81)	(243)	(243)
Amortization of unrecognized net loss	2	7	6	21
Net periodic benefit income	$(14)	$(9)	$(42)	$(26)

401(k) Savings Plan expense for the Corporation's match of participants' base compensation and 4% contribution to certain employees who are not grandfathered under the Pension Plan was $0.50 million and $0.46 million for the three months ended September 30, 2008 and 2007, respectively, and $1.48 million and $1.41 million for the nine months ended September 30, 2008 and 2007, respectively.

For further information on the Corporation's pension and other postretirement benefits, refer to Note L to the consolidated financial statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2007.

Note F:  Financial Guarantees

In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by- case basis, depending on the nature of the financial instrument and the customer's creditworthiness. At September 30, 2008 and 2007, the Corporation had $38.9 million and $45.2 million, respectively, of outstanding financial and performance standby letters of credit which expire in five years or less. The majority of these standby letters of credit are collateralized. At September 30, 2008, the Corporation's assessment determined there were no inherent losses relating to standby letters of credit, thus a liability has not been established.

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

Summary

The Corporation incurred a net loss of $1.0 million in the third quarter of 2008, compared to net income of $10.6 million in the third quarter of 2007. Diluted loss per share was $(0.04) in the third quarter of 2008, down from diluted earnings per share of $0.44 in the third quarter of 2007. The decreases in net income and earnings per share from the third quarter of 2007 were primarily the result of a significant increase in the provision for loan losses that was partially offset by an increase in net interest income.

Return on average assets in the third quarter of 2008 was (0.11)%, compared to 1.10% in the third quarter of 2007 on an annualized basis. Return on average equity in the third quarter of 2008 was (0.8)%, compared to 8.4% in the third quarter of 2007 on an annualized basis.

Total assets were $3.79 billion as of September 30, 2008, down $34.7 million, or 0.9%, from September 30, 2007, and up $33.8 million, or 0.9%, from total assets of $3.75 billion at December 31, 2007.

Total loans were $2.93 billion as of September 30, 2008, an increase of $113.4 million, or 4.0%, from September 30, 2007, and an increase of $128.9 million, or 4.6%, from December 31, 2007. The increases in total loans were largely attributable to increases in commercial, real estate commercial and consumer loans being only partially offset by lower real estate residential loans and real estate construction loans.

At September 30, 2008, shareholders' equity was 13.4% of total assets and $21.19 per outstanding share. Shareholders' equity of $505.9 million as of September 30, 2008 decreased $2.6 million, or 0.5%, from December 31, 2007. The decrease in shareholders' equity during the nine months ended September 30, 2008 was primarily attributable to cash dividends paid to shareholders exceeding net income during the nine months ended September 30, 2008.

Balance Sheet Changes

Total Assets

Total assets were $3.79 billion as of September 30, 2008, an increase of $33.8 million, or 0.9%, from total assets of $3.75 billion as of December 31, 2007 and a decrease of $34.7 million, or 0.9%, from total assets of $3.82 billion as of September 30, 2007. The increase in total assets from December 31, 2007 was primarily attributable to the increase in total loans that were partially funded by an increase in seasonal deposits. Loan demand was also partially funded through the deployment of excess liquidity that resulted in a decrease in federal funds sold. The decrease in total assets from September 30, 2007 was primarily attributable to the deployment of excess liquidity to reduce wholesale borrowings.

Interest-earning assets were $3.53 billion at September 30, 2008, an increase of $46.2 million, or 1.3%, from December 31, 2007. The increase in interest-earning assets between December 31, 2007 and September 30, 2008 was primarily attributable to the increase in loans that were partially funded by higher seasonal deposits.

Total Deposits

Total deposits were $2.94 billion as of September 30, 2008, an increase of $68.3 million, or 2.4%, from total deposits of $2.88 billion as of December 31, 2007, and a decrease of $23.3 million, or 0.8%, from total deposits of $2.97 billion as of September 30, 2007. The increase in total deposits from December 31, 2007 was primarily attributable to seasonal municipal customer account balances. The decrease in total deposits as of September 30, 2008 compared to September 30, 2007, was primarily attributable to slightly lower retail certificates of deposit and institutional savings deposits.

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

Total loans at September 30, 2008 were $2.93 billion, up $128.9 million, or 4.6%, from total loans at December 31, 2007, and up $113.4 million, or 4.0%, from total loans at September 30, 2007. Total loans were up from December 31, 2007, due largely to a $62.1 million, or 11.3%, increase in consumer loans and a $58.7 million, or 11.4%, increase in commercial loans. These increases were partially offset by a decline in real estate residential loans that continues to be attributable to both the less than favorable economic climate in Michigan and some customers refinancing adjustable interest rate mortgage loans to long-term fixed interest rate loans. The Corporation does not generally hold long-term fixed interest rate residential loans in the loan portfolio due to their higher interest rate risk and therefore sells them in the secondary mortgage market.

Commercial loans increased $58.7 million, or 11.4%, from December 31, 2007 to $574.0 million at September 30, 2008. Commercial loans represented 19.6% of the Corporation's loan portfolio at September 30, 2008 and 18.4% at December 31, 2007. The increase in commercial loans occurred across a broad section of industries, with the growth partially attributable to the seasonal nature of lending in the agricultural industry and opportunities in lending that have arisen due to the tightening of credit by some competitor banks.

Real estate commercial loans increased $16.2 million, or 2.1%, from December 31, 2007 to $776.6 million at September 30, 2008. Real estate commercial loans represented 26.5% of the Corporation's loan portfolio at September 30, 2008 and 27.2% at December 31, 2007.

Commercial lending and real estate commercial lending are generally considered to involve a higher degree of risk than one- to four-family residential lending. Such lending typically involves larger loan balances concentrated in a single borrower. Real estate commercial loans include loans secured by real estate occupied by the owner for ongoing operations, non-owner occupied income producing property, vacant land and land that is in the process of actively being developed in terms of infrastructure improvements to create finished marketable lots for future development (land development loans). The payment experience on loans secured by income-producing properties and land development loans is typically dependent on the success of the operation of the related project and is typically affected by adverse conditions in the real estate market and in the economy. Land development loans bear an additional risk that the developer may be unable to sell the developed properties due to economic conditions and the inventory of units in the market available for sale. At September 30, 2008, the Corporation had $23.6 million of vacant land and land development loans. The Corporation generally attempts to mitigate the risks associated with commercial and real estate commercial lending by, among other things, lending primarily in its market areas, not developing a concentration in any one line of business and using conservative loan-to-value ratios in the underwriting process.

Real estate construction loans decreased $1.2 million, or 0.9%, from December 31, 2007 to $133.6 million as of September 30, 2008, as a result of loan charge-offs. Real estate construction loans represented 4.6% and 4.8% of the Corporation's loan portfolio as of September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, real estate construction loans were comprised of $41.9 million of residential home construction loans, $33.6 million of commercial construction loans and $58.1 million of residential development construction loans.

Real estate construction loans are originated for both the construction of business and residential properties and development properties. Real estate construction loans at September 30, 2008 were comprised largely of residential development projects, which include loans attributable to the vertical construction of housing units, vacant land held for future development and finished marketable lots. The risk of loss from business and residential development properties is higher due to the additional risk inherent in the sale of the developed properties.

Construction lending involves a higher degree of risk than one- to four-family residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser of the property if it will not be owner-occupied. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market areas, using conservative underwriting guidelines and closely monitoring the construction process. The Corporation's risk in this area increased during 2007 and the first nine months of 2008 as both the sale of units in residential development projects slowed and prices of units declined considerably as customer demand decreased and the inventory of unsold units increased across the state of Michigan.

Real estate residential loans decreased $6.8 million, or 0.8%, from December 31, 2007 to $831.7 million as of September 30, 2008. The decrease in real estate residential loans was attributable to both a significant decline in Michigan's housing market due to the overall economic environment and customers refinancing adjustable rate and balloon mortgages to long-term fixed interest rate loans that the Corporation sold in the secondary mortgage market. Residential real estate loans represented 28.4% of the Corporation's loan portfolio as of September 30, 2008 and 29.9% as of December 31, 2007. The Corporation's real estate residential loans primarily consist of one- to four-family residential loans with original terms of less than fifteen years. The Corporation's general practice is to sell fixed-rate real estate residential loan originations with maturities of fifteen years and longer in the secondary market. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance.

Consumer loans increased $62.1 million, or 11.3%, from December 31, 2007 to $612.4 million as of September 30, 2008. Consumer loans represented 20.9% of the Corporation's loan portfolio as of September 30, 2008 and 19.7% as of December 31, 2007. The increase in consumer loans during the nine months ended September 30, 2008 was attributable to consumer loan promotions during the second and third quarters of 2008, new opportunities for lending to consumer loan customers as automotive captive finance companies significantly reduced vehicle financing during 2008 and the increasing consumer trend of purchasing vehicles rather than leasing them.

Consumer loans generally have shorter terms than mortgage loans but generally involve more credit risk than one- to four-family residential lending because of the type and nature of the collateral. Consumer loans are primarily comprised of loans to borrowers to purchase new and used automobiles, recreational vehicles and boats. Collateral values, particularly those of automobiles, are negatively impacted by many factors, such as new car promotions, vehicle condition and a slow economy. Consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal situations.

Loans held-for-sale at September 30, 2008 were $10.9 million, an increase of $3.0 million, or 37.8%, compared to $7.9 million at December 31, 2007.

Asset Quality

Nonperforming Assets

Nonperforming assets consist of loans for which the accrual of interest has been discontinued, loans which are past due as to principal or interest by ninety days or more and are still accruing interest and assets obtained through foreclosures and repossessions. The Corporation transfers a loan that is ninety days or more past due to nonaccrual status, unless it believes the loan is both well secured and in the process of collection. Nonperforming assets were $98.4 million as of September 30, 2008, compared to $87.8 million as of June 30, 2008 and $74.5 million as of December 31, 2007, and represented 2.6%, 2.4% and 2.0% of total assets, respectively. It is management's opinion that the continued increase in nonperforming assets is, in part, attributable to the continued recessionary economic climate within Michigan which has resulted in cash flow difficulties being encountered by many loan customers. The increase in the Corporation's nonperforming assets is not concentrated in any one industry or any one geographical area within Michigan. The Corporation's lending market does not include the southeastern portion of Michigan and at September 30, 2008, the Corporation did not have any nonperforming assets in that portion of the state. As it continues to be publicized nationwide that appraisal values of both residential and commercial real estate properties have generally declined, the Corporation likewise continues to experience declines in both residential and commercial real estate appraisal values due to the weakness in the economy in Michigan. It is management's assessment as of September 30, 2008, for both residential and commercial real estate loans, that the discounted loan-to-value ratios within the Corporation's lending market areas are generally still within an acceptable underwriting range. Based on the declines in both residential and commercial real estate values, management continues to evaluate and discount appraised values to compute estimated fair market values of real estate secured loans or obtain new appraisals. Due to the economic climate within Michigan, it is management's opinion that nonperforming assets will continue to remain at elevated levels, possibly increasing during the fourth quarter of 2008 and into 2009.

The tables below provide a summary of nonperforming assets and the composition of nonperforming loans, by major loan category, as of September 30, 2008, June 30, 2008 and December 31, 2007.

Nonperforming Assets
	September 30, 2008	June 30, 2008	December 31, 2007
		(In thousands)
Nonaccrual loans	$69,719	$61,635	$55,596
Accruing loans contractually past due 90 days or more as to interest or principal payments	13,012	10,288	7,764
Total nonperforming loans	82,731	71,923	63,360
Other real estate and repossessed assets	15,699	15,897	11,132
Total nonperforming assets	$98,430	$87,820	$74,492

Composition of Nonperforming Loans
	September 30, 2008		June 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$15,055	18%	$14,048	20%	$12,919	20%
Real estate commercial	30,816	37	20,863	29	23,842	38
Real estate construction	15,609	19	15,833	22	12,979	20
Subtotal	61,480	74	50,744	71	49,740	78
Real estate residential	15,779	19	14,701	20	9,986	16
Consumer	5,472	7	6,478	9	3,634	6
Total nonperforming loans	$82,731	100%	$71,923	100%	$63,360	100%

Nonperforming loans at September 30, 2008 totaled $82.7 million, up $10.8 million, or 15.0%, compared to $71.9 million at June 30, 2008, and up $19.3 million, or 30.6%, compared to $63.4 million at December 31, 2007. The increase in nonperforming loans from December 31, 2007 to September 30, 2008 occurred across all loan categories, while the increase during the third quarter of 2008 occurred primarily in nonperforming real estate commercial loans, which increased $10.0 million, or 47.7%, to $30.8 million at September 30, 2008. This increase was largely attributable to the addition of a $4.9 million commercial development loan relationship that became past due greater than ninety days during the quarter. The level and composition of nonperforming loans has been adversely affected in 2008 by the unprecedented market environment in which the Corporation is operating and by the continuing recessionary economic conditions in the state of Michigan and in the Corporation's local markets. The three commercial categories (commercial, real estate commercial and real estate construction) of nonperforming loans totaled $61.5 million at September 30, 2008, or 74% of total nonperforming loans at that date. The majority of the Corporation's net loan charge-offs during the first nine months of 2008 occurred within these three loan categories, with 85% of net charge-offs in the third quarter of 2008 and 84% of net charge-offs during the nine months ended September 30, 2008 attributable to commercial loan categories.

The following table presents data related to nonperforming commercial, real estate commercial and real estate construction loans by dollar amount as of the dates indicated:
	September 30, 2008		June 30, 2008		December 31, 2007
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
			(Dollars in thousands)
$5.0 million or more	−	$ −	1	$ 5,336	1	$ 6,060
$2.5 million - $4,999,999	3	11,897	1	2,765	2	5,728
$1 million - $2,499,999	14	20,321	10	15,406	10	15,986
$500,000 - $999,999	12	9,932	11	8,791	11	8,072
$250,000 - $499,999	29	9,907	31	9,880	19	6,232
Under $250,000	108	9,423	109	8,566	105	7,662
Total commercial nonperforming loans	166	$61,480	163	$50,744	148	$49,740

Nonperforming commercial loans of $15.1 million at September 30, 2008, were up $1.0 million, or 7.2%, from $14.0 million at June 30, 2008 and up $2.1 million, or 16.5%, from $12.9 million at December 31, 2007.

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

The nonperforming real estate commercial loan portfolio was $30.8 million at September 30, 2008, up $10.0 million, or 47.7%, from $20.8 million at June 30, 2008, due largely to the addition of the $4.9 million commercial development loan relationship that became past due greater than ninety days during the quarter, as discussed above, and up $7.0 million, or 29.3%, from $23.8 million at December 31, 2007. At September 30, 2008, the Corporation's nonperforming real estate commercial loan portfolio was comprised of $23.4 million of real estate commercial loans and $7.4 million of vacant land and land development loans. At September 30, 2008, the Corporation's nonperforming real estate commercial loan portfolio was comprised of a diverse mix of commercial lines of business and was also geographically disbursed throughout the Company's market areas. The Michigan economy remains weak, thus creating a difficult business environment for many lines of business across the state.

Nonperforming real estate construction loans of $15.6 million at September 30, 2008 were down $0.2 million, or 1.4%, from $15.8 million at June 30, 2008 and up $2.6 million, or 20.3%, from $13.0 million at December 31, 2007 and were comprised entirely of residential real estate development loans at September 30, 2008, which consist of construction projects that are collateralized by a combination of vacant land, improved lots and housing units. The economy in Michigan has adversely impacted housing demand throughout the state and, accordingly, the Corporation has experienced an increase in the number of its residential real estate development borrowers with cash flow difficulties associated with a significant decline in sales of both lots and residential real estate.

At September 30, 2008, a total of $14.6 million of the nonperforming commercial, real estate commercial and real estate construction loans were in various stages of foreclosure.

Nonperforming real estate residential loans were $15.8 million at September 30, 2008, an increase of $1.1 million, or 7.3%, from June 30, 2008 and an increase of $5.8 million, or 58.0%, from December 31, 2007. The increase in nonperforming real estate residential loans was largely due to a rise in delinquencies, bankruptcies and foreclosures reflective of the continuing recessionary economic conditions in Michigan. At September 30, 2008, a total of $7.9 million of nonperforming real estate residential loans were in various stages of foreclosure.

Nonperforming consumer loans were $5.5 million at September 30, 2008, down $1.0 million, or 15.5%, from $6.5 million at June 30, 2008 and up $1.9 million, or 50.6%, from $3.6 million at December 31, 2007. The increase in nonperforming consumer loans during the nine months ended September 30, 2008 was reflective of the continuing recessionary economic conditions within Michigan. The decrease during the three months ended September 30, 2008 was primarily attributable to charge-offs of nonperforming consumer loans greater than 90 days past due.

Other real estate and repossessed assets is a component of nonperforming assets that primarily includes real property acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and also personal property held for sale. Other real estate and repossessed assets totaled $15.7 million at September 30, 2008, down $0.2 million, or 1.2%, from $15.9 million at June 30, 2008 and up $4.6 million, or 41.0%, from $11.1 million at December 31, 2007. The increase from December 31, 2007 is the result of the migration of nonperforming loans secured by real estate into other real estate as the foreclosure process was completed, including the expiration of the redemption period. At September 30, 2008, other real estate and repossessed assets was comprised of commercial real estate totaling $6.3 million, or 40%, residential real estate totaling $8.7 million, or 55%, and $0.7 million of repossessed assets, or 5%. A significant portion of other real estate at September 30, 2008 was represented by three properties totaling $4.2 million, or 27% of the balance at that date. The first is a commercial property with a book value of $1.2 million that was sold on a land contract in 2007, although the purchaser's down-payment was not sufficient to account for the transaction as a sale in accordance with generally accepted accounting principles. Payments on the land contract are reducing the book value balance, with scheduled payments current as of September 30, 2008. The second is a residential development property with a book value of $2.0 million that is a high-rise condominium project with eleven residential units in various stages of completion and six retail business condominium units offered for sale. There has been one residential unit sold on this project which occurred in 2005. This property has been written down $1.0 million, including $0.45 million during the first six months of 2008. The third is a commercial property with a book value of $1.0 million that is a restaurant facility that ceased operations in January 2008. This property has been written down $1.7 million, including $0.3 million in the first quarter of 2008, $0.3 million in 2007 and $1.1 million in 2006. In addition to the three significant properties in other real estate at September 30, 2008, other real estate included 32 other commercial properties totaling $4.1 million and 70 other residential properties totaling $6.7 million, with fifteen properties having an individual book value greater than $0.25 million. The historically large inventory of residential real estate properties for sale across the state of Michigan has resulted in an increase in the Corporation's carrying time and cost of holding other real estate. However, the Corporation experienced more sales of other real estate and repossessed assets during the first nine months of 2008 than in the same period in 2007: $7.3 million during the nine months ended September 30, 2008 versus $2.4 million during the nine months ended September 30, 2007. Excluding the property sold on a land contract, $3.9 million, or 28%, of the remaining other real estate at September 30, 2008 had been held in excess of one year as of that date. Because the redemption period on foreclosures is relatively long in Michigan (nine months to one year) and the Corporation has many nonperforming loans that were in the process of foreclosure at September 30, 2008, it is anticipated that the level of other real estate and repossessed assets will continue to rise during 2008 and into 2009 and will likely remain at elevated levels for some period of time.

Impaired Loans

A loan is considered impaired when management determines it is probable that all of the principal and interest due will not be collected according to the contractual terms of the loan agreement. In most instances, the impairment is measured based on the fair market value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. A portion of the allowance for loan losses may be specifically allocated to impaired loans. The Corporation has determined that all of its nonaccrual commercial, real estate commercial and real estate construction loans meet the definition of an impaired loan. In addition, the Corporation identified $2.3 million at December 31, 2007 and $5.6 million at September 30, 2007 of commercial and real estate commercial loans that were in an accrual status that were also impaired loans.

Impaired loans totaled $52.1 million at September 30, 2008, compared to $44.8 million at June 30, 2008 and $45.9 million at December 31, 2007. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that at September 30, 2008, June 30, 2008 and December 31, 2007, $24.8 million, $16.6 million and $22.2 million, respectively, of the impaired loans required a specific allocation of the allowance for loan losses (valuation allowance). The specific allocation of the allowance for loan losses on impaired loans was $5.0 million at September 30, 2008, compared to $3.4 million at June 30, 2008 and $4.6 million at December 31, 2007. At September 30, 2008, $16.5 million of impaired loans, that did not require a specific allocation of the allowance for loan losses as of that date, were partially charged off in the amount of $8.3 million, with $6.9 million occurring during the first nine months of 2008 ($1.8 million during the three months ended September 30, 2008) and the remaining $1.4 million in previous years, primarily as a result of declining real estate values. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from the estimates used on these loans.

The weakened economy in Michigan has resulted in higher loan delinquencies, customer bankruptcies and real estate foreclosures. Based on current economic conditions in Michigan, management expects real estate foreclosures to remain at higher than historical averages. It is also management's opinion that the loan portfolio is generally well secured in spite of declining market values for all types of real estate in the state of Michigan and nationwide.

Liquidity and Debt Capacity

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demands and deposit withdrawals and to capitalize on opportunities for business expansion. The Corporation's primary liquidity sources consist of federal funds sold, interest-bearing deposits with unaffiliated banks, additional Federal Home Loan Bank of Indianapolis (FHLB) borrowings and other borrowings. These sources are supplemented by new deposits and loan payments by customers.

The Corporation's total loan-to-deposit ratio as of September 30, 2008 and December 31, 2007 was 99.5% and 97.4%, respectively.

FHLB advances - short-term are borrowings from the FHLB that have original maturities of one year or less. There were no FHLB advances - short-term as of September 30, 2008, December 31, 2007 and September 30, 2007. FHLB advances - long-term are borrowings from the FHLB that have original maturities of greater than one year. FHLB advances - long-term totaled $90 million as of September 30, 2008, compared to $150 million as of December 31, 2007 and $125 million as of September 30, 2007. At September 30, 2008, the Corporation's additional borrowing availability through the FHLB, based on the amount of FHLB stock owned by the Corporation, and subject to the FHLB's credit requirements and policies, was $234 million. FHLB advances, both short-term and long-term combined, are collateralized by a blanket lien on qualified one- to four-family residential mortgage loans with an aggregate book value equal to at least 145% of the advances. At September 30, 2008, the carrying value of these type of loans was $782 million.

The scheduled principal repayments on FHLB advances - long-term outstanding at September 30, 2008 were as follows (in thousands):
2008	$5,000
2009	45,025
2010	40,000
Total	$90,025

At September 30, 2008, the Corporation also had agreements in place to obtain up to $11 million in additional liquidity through borrowings from the Federal Reserve Bank's discount window, at the Corporation's discretion.

The Corporation has various commitments that may impact liquidity. The following table summarizes the Corporation's commitments and expected expiration dates by period at September 30, 2008.
	September 30, 2008
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit	$297,794	$40,581	$45,393	$33,824	$417,592
Undisbursed loans	103,069	-	-	-	103,069
Standby letters of credit	22,815	16,025	40	10	38,890
Total commitments	$423,678	$56,606	$45,433	$33,834	$559,551

Since the majority of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.

Capital Resources

As of September 30, 2008, shareholders' equity was $505.9 million, compared to $508.5 million as of December 31, 2007, resulting in a decrease of $2.6 million, or 0.5%, during the first nine months of 2008. The decrease in shareholders' equity during the nine months ended September 30, 2008 was primarily attributable to cash dividends paid to shareholders exceeding net income during the nine months ended September 30, 2008. Shareholders' equity as a percentage of total assets was 13.4% as of September 30, 2008 and 13.5% as of December 31, 2007.

The following table represents the Corporation's and Chemical Bank's regulatory capital ratios as of September 30, 2008:
	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Chemical Financial Corporation - actual ratio	11.8%	15.5%	16.7%
Regulatory minimum ratio	4.0	4.0	8.0
Ratio considered "well-capitalized" by regulatory agencies	5.0	6.0	10.0

Chemical Bank - actual ratio	11.5%	15.1%	16.4%
Regulatory minimum ratio	4.0	4.0	8.0
Ratio considered "well-capitalized" by regulatory agencies	5.0	6.0	10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at September 30, 2008 considerably exceeded the regulatory ratios to be considered "well-capitalized" partially due to the Corporation holding $555 million in assets, primarily investment securities, which are assigned a 20% risk rating and $1 billion in residential real estate loans and other assets which are assigned a 50% risk rating. These two risk ratings (20% and 50%) represented 40% of the Corporation's total risk-based assets (including off-balance sheet items) at September 30, 2008. Chemical Bank's Tier 1 and Total risk-based capital ratios are similar to the Corporation's at September 30, 2008, as the bank's level of assets and their allocation among the various risk weights are similar to the Corporation's.

Results of Operations

Net Interest Income

Interest income is the total amount earned on funds invested in loans, investment and other securities, federal funds sold and interest-bearing deposits with unaffiliated banks. Interest expense is the amount of interest paid on interest-bearing checking and savings accounts, time deposits, short-term borrowings and FHLB advances - long term. Net interest income, on a fully taxable equivalent (FTE) basis, is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt commercial loans and investment securities. Net interest margin is calculated by dividing net interest income (FTE) by average interest-earning assets, annualized as applicable.

The presentation of net interest income on an FTE basis is not in accordance with GAAP, but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $0.59 million and $0.56 million for the third quarters of 2008 and 2007, respectively. These adjustments were computed using a 35% federal income tax rate.

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

The Corporation's net interest income (FTE) in the third quarter of 2008 was $37.3 million, a $4.3 million, or a 12.9%, increase from net interest income (FTE) of $33.0 million recorded in the third quarter of 2007. The increase in net interest income (FTE) was primarily attributable to the positive impact of lower short-term interest rates reducing interest expense more than interest income. The reduction of short-term interest rates and consequent steepening of the yield curve between September 30, 2008 and September 30, 2007, positively impacted net interest income (FTE).

Net interest margin was 4.20% on a tax equivalent basis in the third quarter of 2008, compared to 3.68% in the third quarter of 2007. The increase in net interest margin of 52 basis points during the three months ended September 30, 2008, compared to the same time period in 2007, was primarily attributable to the decrease in the average cost of interest-bearing liabilities outpacing the decrease in the average yield on interest-earning assets. The average cost of interest-bearing liabilities decreased 136 basis points to 2.21% in the third quarter of 2008, compared to the third quarter of 2007. The average yield on interest-earning assets decreased 54 basis points to 5.88% in the third quarter of 2008, compared to the third quarter of 2007. The decrease in the cost of interest-bearing liabilities was attributable to the significant reduction in short-term market interest rates during both the first and third quarters of 2008 and the fourth quarter of 2007. The yield on the Corporation's loan portfolio has decreased less severely during a period of significantly declining interest rates due to the loan portfolio being comprised predominately of fixed interest rate loans or loans with interest rates fixed for at least five years.

The Corporation's competitive position within many of its market areas limits its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. Competition for core deposits remains strong throughout the Corporation's markets and is expected to result in limited growth in core deposits during 2008. The Corporation's ability to maintain the net interest margin during the remainder of 2008 will be dependent on a number of factors, including but not limited to, the direction and magnitude of market interest rates, the slope of the interest yield curve, the state of the economic climate in the markets that the Corporation serves, the Corporation's ability to sell more loan, deposit and other products to existing customers, the degree of competition from other financial institutions for both loan customers and deposit accounts and the Corporation's ability to attract new customers from competitor financial institutions for both loans and deposits.

Average Balances, Tax Equivalent Interest and Effective Yields and Rates*
	Three Months Ended September 30,
	2008			2007
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans**	$2,898,784	$45,433	6.24%	$2,813,746	$48,583	6.87%
Taxable investment securities	509,047	5,333	4.19	550,351	6,299	4.58
Tax-exempt investment securities	71,126	1,106	6.22	62,906	1,014	6.45
Other securities	22,142	211	3.79	22,135	182	3.26
Federal funds sold	36,292	180	1.97	111,927	1,433	5.08
Interest-bearing deposits with unaffiliated banks	4,640	15	1.29	15,602	209	5.31
Total interest-earning assets	3,542,031	52,278	5.88	3,576,667	57,720	6.42
Less: Allowance for loan losses	40,317			36,886
Other Assets:
Cash and cash due from banks	97,957			98,511
Premises and equipment	49,719			48,152
Interest receivable and other assets	133,001			126,210
Total Assets	$3,782,391			$3,812,654

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$ 499,550	$ 1,146	0.91%	$ 513,852	$ 3,152	2.43%
Savings deposits	787,347	2,566	1.30	767,845	4,887	2.53
Time deposits	1,082,489	9,274	3.41	1,132,199	12,998	4.55
Securities sold under agreements to repurchase	202,554	482	0.95	200,236	1,957	3.88
Federal Home Loan Bank advances - long-term	117,308	1,500	5.09	126,680	1,690	5.29
Total interest-bearing liabilities	2,689,248	14,968	2.21	2,740,812	24,684	3.57
Noninterest-bearing deposits	554,526			543,511
Total deposits and borrowed funds	3,243,774			3,284,323
Interest payable and other liabilities	26,113			28,978
Shareholders' equity	512,504			499,353
Total Liabilities and Shareholders' Equity	$3,782,391			$3,812,654
Net Interest Spread (FTE)			3.67%			2.85%
Net Interest Income (FTE)		$37,310			$33,036
Net Interest Margin (FTE)			4.20%			3.68%

*	Taxable equivalent basis using a federal income tax rate of 35%.
**	Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields.

Average Balances, Tax Equivalent Interest and Effective Yields and Rates*
	Nine Months Ended September 30,
	2008			2007
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans**	$2,841,873	$135,953	6.39%	$2,803,141	$144,565	6.89%
Taxable investment securities	521,105	16,645	4.26	554,519	18,667	4.49
Tax-exempt investment securities	67,112	3,166	6.29	61,519	2,976	6.45
Other securities	22,141	795	4.80	22,133	755	4.56
Federal funds sold	82,504	1,610	2.61	115,669	4,495	5.20
Interest-bearing deposits with unaffiliated banks	10,050	191	2.54	8,786	383	5.83
Total interest-earning assets	3,544,785	158,360	5.97	3,565,767	171,841	6.44
Less: Allowance for loan losses	40,089			35,569
Other Assets:
Cash and cash due from banks	94,870			93,315
Premises and equipment	49,749			49,064
Interest receivable and other assets	127,742			127,093
Total Assets	$3,777,057			$3,799,670

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$ 515,401	$ 4,246	1.10%	$ 523,666	$ 10,013	2.56%
Savings deposits	780,016	8,582	1.47	741,869	13,425	2.42
Time deposits	1,089,013	30,219	3.71	1,139,235	38,852	4.56
Securities sold under agreements to repurchase	188,860	1,942	1.37	177,919	5,263	3.95
Federal Home Loan Bank advances - short-term	-	-	-	11,795	468	5.30
Federal Home Loan Bank advances - long-term	128,961	4,902	5.08	138,229	5,480	5.30
Total interest-bearing liabilities	2,702,251	49,891	2.47	2,732,713	73,501	3.60
Noninterest-bearing deposits	538,008			531,696
Total deposits and borrowed funds	3,240,259			3,264,409
Interest payable and other liabilities	25,905			28,115
Shareholders' equity	510,893			507,146
Total Liabilities and Shareholders' Equity	$3,777,057			$3,799,670
Net Interest Spread (FTE)			3.50%			2.84%
Net Interest Income (FTE)		$108,469			$ 98,340
Net Interest Margin (FTE)			4.08%			3.68%

*	Taxable equivalent basis using a federal income tax rate of 35%.
**	Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields.

Volume and Rate Variance Analysis *
	Three Months Ended September 30, 2008 compared to 2007
	Increase (Decrease) Due to Changes in
	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)
	(In thousands)
Changes in Interest Income:
Loans	$1,572	$(4,722)	$(3,150)
Taxable investment securities	(454)	(512)	(966)
Tax-exempt investment securities	129	(37)	92
Other securities	-	29	29
Federal funds sold	(657)	(596)	(1,253)
Interest-bearing deposits with unaffiliated banks	(94)	(100)	(194)
Total change in interest income	496	(5,938)	(5,442)

Changes in Interest Expense:
Interest-bearing demand deposits	(153)	(1,853)	(2,006)
Savings deposits	154	(2,475)	(2,321)
Time deposits	(431)	(3,293)	(3,724)
Securities sold under agreements to repurchase	23	(1,498)	(1,475)
Federal Home Loan Bank advances - long-term	(124)	(66)	(190)
Total change in interest expense	(531)	(9,185)	(9,716)
Total Increase in Net Interest Income (FTE)	$1,027	$ 3,247	$ 4,274

*	Taxable equivalent basis using a federal income tax rate of 35%.
**

The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Volume and Rate Variance Analysis *
	Nine Months Ended September 30, 2008 compared to 2007
	Increase (Decrease) Due to Changes in
	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)
	(In thousands)
Changes in Interest Income:
Loans	$ 2,258	$(10,870)	$ (8,612)
Taxable investment securities	(1,088)	(934)	(2,022)
Tax-exempt investment securities	266	(76)	190
Other securities	-	40	40
Federal funds sold	(1,054)	(1,831)	(2,885)
Interest-bearing deposits with unaffiliated banks	49	(241)	(192)
Total change in interest income	431	(13,912)	(13,481)

Changes in Interest Expense:
Interest-bearing demand deposits	(189)	(5,578)	(5,767)
Savings deposits	1,402	(6,245)	(4,843)
Time deposits	(1,565)	(7,068)	(8,633)
Securities sold under agreements to repurchase	306	(3,627)	(3,321)
Federal Home Loan Bank advances - short-term	(468)	-	(468)
Federal Home Loan Bank advances - long-term	(355)	(223)	(578)
Total change in interest expense	(869)	(22,741)	(23,610)
Total Increase in Net Interest Income (FTE)	$ 1,300	$ 8,829	$ 10,129

*	Taxable equivalent basis using a federal income tax rate of 35%.
**

The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision and Allowance for Loan Losses

The provision for loan losses (provision) is an increase to the allowance for loan losses (allowance) to provide for probable losses inherent in the loan portfolio. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the remainder of the loan portfolio but that have not been specifically identified. The allowance is comprised of specific allowances (assessed for loans that have known credit weaknesses), pooled allowances based on assigned risk ratings and historical loan loss experience for each loan type, and an unallocated allowance for imprecision in the subjective nature of the specific and pooled allowance methodology. Management evaluates the allowance on a quarterly basis to ensure the level is adequate to absorb probable losses inherent in the loan portfolio. This evaluation process is inherently subjective as it requires estimates that may be susceptible to significant change and has the potential to affect net income materially. The Corporation's methodology for measuring the adequacy of the allowance includes several key elements, which includes a review of the loan portfolio, both individually and by category, and includes consideration of changes in the mix and volume of the loan portfolio, actual loan loss experience, review of collateral values, the financial condition of the borrowers, industry and geographical exposures within the portfolio, economic conditions and employment levels of the Corporation's local markets and other factors affecting business sectors. Management believes that the allowance for loan losses is currently maintained at the appropriate level, considering the inherent risk in the loan portfolio. Future significant adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies or the level of loan losses incurred.

The provision for loan losses was $22.0 million in the third quarter of 2008, compared to $6.5 million in the second quarter of 2008 and $2.9 million in the third quarter of 2007. Net loan charge-offs were $15.3 million in the third quarter of 2008, compared to $6.5 million in the second quarter of 2008 and $0.8 million in the third quarter of 2007. Net loan losses in the third quarter of 2008 were historically high as they included a $10.1 million loss that was attributable to a fraudulent commercial loan transaction related to a single borrower that was charged off directly from a performing loan status. The Corporation believes this is a single isolated incident of fraud perpetuated by one borrower and does not believe it is reflective of the strength and character of the overall commercial loan portfolio. Net loan losses in the third quarter of 2008 were 2.09% of average loans (annualized), compared to net loan losses of 0.92% of average loans (annualized) in the second quarter of 2008 and 0.11% of average loans (annualized) in the third quarter of 2007. Net loan losses as a percentage of average loans on a year-to-date basis were 1.14%, 0.64%, and 0.13% as of September 30, 2008, June 30, 2008 and September 30, 2007, respectively. The increase in the provision for loan losses in the third quarter of 2008 over the second quarter of 2008 and third quarter of 2007 was primarily driven by increases in net loan losses, loan delinquencies and nonperforming loans. Nonperforming loans of $82.7 million at September 30, 2008 were up $10.8 million, or 15%, from June 30, 2008. The level of the provision for loan losses each quarter reflects management's assessment of the adequacy of the allowance for loan losses.

During the third quarter of 2008, the Corporation's valuation allowance (specific allocation of the allowance for loan losses to impaired loans) increased $1.6 million to $5.0 million at September 30, 2008 from $3.4 million at June 30, 2008. The increase in the valuation allowance is reflective of the increase in impaired loans during the third quarter of 2008. Impaired loans were $52.1 million at September 30, 2008, up $7.3 million, or 16.2%, from June 30, 2008.

At September 30, 2008, the Corporation, after individually reviewing its impaired loans, determined that $27.3 million of these loans were deemed to have sufficient collateral values so as not to require a valuation allowance. Of the $27.3 million of loans that did not have a valuation allowance, $16.5 million of these loans had been partially charged down in the amount of $8.3 million in 2006, 2007 and the first nine months of 2008.

Economic conditions in the Corporation's markets, all within Michigan, were generally less favorable than those nationwide during the nine-month period ended September 30, 2008. Forward-looking indicators suggest these economic conditions will continue for the remainder of 2008. Accordingly, management believes net loan losses, delinquencies and nonperforming loans will remain at elevated levels, possibly increasing during the fourth quarter of 2008 and into 2009.

At September 30, 2008, the allowance was $46.4 million, compared to $39.7 million at June 30, 2008, $39.4 million at December 31, 2007 and $38.4 million at September 30, 2007. The allowance as a percentage of total period-end loans was 1.58% at September 30, 2008, compared to 1.39% at June 30, 2008, 1.41% at December 31, 2007 and 1.36% at September 30, 2007.

Noninterest Income

The following includes the major components of noninterest income during the three and nine months ended September 30, 2008 and 2007.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Service charges on deposit accounts	$ 5,316	$ 5,039	$15,097	$15,243
Trust and investment services revenue	1,925	2,034	6,042	6,221
Other fees for customer services	586	693	1,766	2,165
ATM and network user fees	1,108	757	2,696	2,235
Investment fees	691	743	2,066	2,198
Insurance commissions	233	200	774	613
Mortgage banking revenue	348	577	1,408	1,647
Investment securities gains (losses)	(438)	-	1,278	4
Gains on sales of branch bank properties	271	-	295	905
Gain on insurance settlement	-	957	-	957
Other	14	57	171	268
Total Noninterest Income	$10,054	$11,057	$31,593	$32,456

Noninterest income of $10.1 million in the third quarter of 2008 decreased $1.0 million, or 9.1%, compared to the third quarter of 2007. In the third quarter of 2008, the Corporation recognized a $0.4 million write-down of market value related to a specific investment debt security holding as the market decline for this security was deemed to be other-than-temporary. The Corporation also recognized a $0.3 million gain from the sale of a branch bank property. During the third quarter of 2007, the Corporation recognized a $1.0 million nonrecurring gain from an insurance settlement for a branch building due to a fire in an adjacent building. The Corporation experienced increases in several noninterest income categories in the third quarter of 2008 compared to the third quarter of 2007, including service charges on deposit accounts of $0.3 million, or 5.5%; and ATM and network user fees of $0.4 million, or 46.4%. The increase in ATM and network user fees in the third quarter of 2008 was primarily due to the reduction of the Corporation's liability for debit card rewards, as certain debit card holder's points were terminated. The Corporation experienced decreases in several noninterest income categories in the third quarter of 2008 compared to the third quarter of 2007, including trust and investment services revenue of $0.1 million, or 5.4%, other fees for customer services of $0.1 million, or 15.4%, and mortgage banking revenue of $0.2 million, or 39.7%. The decline in the trust and investment services revenue was largely due to general declines in the market value of trust customers' asset values. The decline in mortgage banking revenue was due primarily to an increase in costs associated with selling loans in the secondary market.

Operating Expenses

The following includes the major categories of operating expenses during the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Salaries and wages	$12,475	$11,823	$36,313	$37,084
Employee benefits	2,600	2,640	8,051	7,891
Occupancy	2,472	2,361	7,602	7,721
Equipment	2,346	2,065	6,666	6,421
Postage and courier	843	669	2,444	2,073
Supplies	310	320	1,117	1,132
Professional fees	701	712	2,527	3,384
Outside processing / service fees	887	1,087	2,382	2,489
Michigan business tax	(332)	401	(124)	1,208
Advertising and marketing	1,019	343	2,105	1,479
Intangible asset amortization	343	431	1,327	1,355
Telephone	570	419	1,663	1,379
Other real estate and repossessed asset expenses	622	468	2,646	1,563
Loan and collection	447	144	984	420
Other	1,447	1,287	4,776	3,550
Total Operating Expenses	$26,750	$25,170	$80,479	$79,149

Total operating expenses of $26.8 million in the third quarter of 2008 were up $1.6 million, or 6.3%, from the third quarter of 2007. The increase in operating expenses during the three-month period ended September 30, 2008 was primarily due to increases in salaries and wages, equipment expense, advertising and marketing, other real estate and repossessed asset expenses and loan and collection costs. These higher expenses were partially offset by decreases in outside processing/service fees and Michigan business tax.

Salaries and wages of $12.5 million in the third quarter of 2008 were up $0.7 million, or 5.5%, compared to the same time period in 2007. The increase was attributable to inflationary salary increases in 2008 and additional personnel costs, including temporary staffing.

Equipment expense of $2.3 million in the third quarter of 2008 increased $0.3 million, or 13.6%, compared to the third quarter of 2007. During the third quarter of 2008, significant upgrades were made to phone and teleprocessing equipment.

Advertising and marketing expenses of $1.0 million during the third quarter of 2008 were $0.7 million, or 197%, higher than in the third quarter of 2007. The increase was primarily attributable to costs incurred in conjunction with the "Save Michigan" image and branding campaign in the third quarter of 2008 that did not occur in the third quarter of 2007.

Other real estate and repossessed asset expenses of $0.6 million during the third quarter of 2008 were $0.2 million, or 32.9%, higher than in the third quarter of 2007. The increase was primarily attributable to higher maintenance expenses and property taxes related to the increase in other real estate held in 2008 compared to 2007.

Loan and collection costs of $0.4 million during the third quarter of 2008 were $0.3 million, or 210%, higher than in the third quarter of 2007. The increase was primarily attributable to legal fees incurred related to a fraudulent commercial loan as well as efforts to collect nonperforming loans.

Outside processing/service fees of $0.9 million during the third quarter of 2008 were $0.2 million, or 18.4%, lower than in the third quarter of 2007. The decrease was primarily attributable to costs incurred during the third quarter of 2007 related to the migration to a new core processing mainframe that did not recur in the third quarter of 2008.

The Michigan Single Business Tax, which expired December 31, 2007, was replaced by the Michigan Business Tax (MBT). The MBT includes a provision for a Financial Institutions Tax (FIT), which applies to all banks, savings banks, bank holding companies and all of their affiliated companies and was effective January 1, 2008. The FIT is a tax on a financial institution's consolidated capital less both goodwill and certain debt obligations held by the financial institution using a five-year average. The new MBT resulted in a reduction of the Corporation's Michigan business tax during the third quarter of 2008 compared to the third quarter of 2007. In addition, expenses of $0.5 million previously recorded were reversed during the third quarter of 2008 based on the successful results of a recent state tax audit of one of the Corporation's subsidiaries.

Income Tax Expense

The Corporation's effective federal income tax rate was 48.1% in the third quarter of 2008, compared to 31.4% in the third quarter of 2007. For the nine months ended September 30, 2008 and 2007, the Corporation's effective federal income tax rates were 31.5% and 32.1%, respectively. The differences between the federal statutory income tax rates and the Corporation's effective federal income tax rates are primarily a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits. The increase in the effective tax rate for the third quarter of 2008 was due to the reduction in the Corporation's pre-tax income.

Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due primarily to changes in interest rates. The volatility and instability of the global financial markets that began in the third quarter of 2008 has increased the Corporation's market risk. The Corporation expects this heightened level of risk will remain and could increase in the fourth quarter of 2008 and into 2009. Interest rate risk is the Corporation's primary market risk and results from timing differences in the repricing of assets and liabilities and changes in relationships between rate indices. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of the Corporation's net interest income is largely dependent upon the effective management of interest rate risk. Interest rate risk arises in the normal course of the Corporation's business due to differences in the repricing and maturity characteristics of interest rate sensitive assets and liabilities. Sensitivity of earnings to interest rate changes arises when yields on assets change differently from the interest costs on liabilities. Interest rate sensitivity is determined by the amount of interest-earning assets and interest-bearing liabilities repricing within a specific time period and the magnitude by which interest rates change on the various types of interest-earning assets and interest-bearing liabilities. The management of interest rate sensitivity includes monitoring the maturities and repricing opportunities of interest-earning assets and interest-bearing liabilities. Interest rate sensitivity management aims at achieving reasonable stability in both net interest income and the net interest margin through periods of changing interest rates. The Corporation's goal is to avoid a significant decrease in net interest income and thus an adverse impact on the profitability of the Corporation in periods of changing interest rates. It is necessary to analyze projections of net interest income based upon the repricing characteristics of the Corporation's interest-earning assets and interest-bearing liabilities and the varying magnitude by which interest rates may change on loans, investment securities, interest-bearing deposit accounts and borrowings. The Corporation's interest rate sensitivity is managed through policies and risk limits approved by the boards of directors of the Corporation and its subsidiary bank, and an Asset and Liability Committee (ALCO). The ALCO, which is comprised of executive management from various areas of the Corporation, including finance, lending, investments and deposit gathering, meets regularly to execute asset and liability management strategies. The ALCO establishes guidelines and monitors the sensitivity of earnings to changes in interest rates. The goal of the ALCO process is to maximize net interest income and the net present value of future cash flows within authorized risk limits.

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

The Corporation's interest rate risk position has historically been liability sensitive, meaning net interest income has been expected to increase if market interest rates fall and decrease if market interest rates rise, other factors being unchanged. As market interest rates have decreased during the twelve months ended September 30, 2008 to historically low levels, the Corporation's liability sensitive position will be partially limited by the magnitude of change in interest rates, as our repriceable deposit liabilities cannot be repriced lower by the same magnitude as the assets scheduled to reprice if short-term market interest rates further decline.

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

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157" (FSP 157-2). FSP 157-2 amends SFAS 157 to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Corporation elected not to delay the application of SFAS 157 to nonfinancial assets and liabilities recognized at fair value on a nonrecurring basis.

On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. It amends SFAS 157 by including an illustrative example, which provides guidance in determining the fair value of a financial asset when the market for that asset is not active. FSP 157-3 is effective upon issuance, and includes prior periods for which financial statements have not been issued. The adoption of FSP 157-3 did not have an impact on the Corporation's consolidated financial condition or results of operations. In addition, the SEC's Division of Corporate Finance issued an illustrative letter in September of 2008 to public companies identifying a number of issues which companies may wish to consider in preparing management's discussion and analysis of financial condition and results of operations.

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

At September 30, 2008, $455.2 million, or 12.0% of total assets, consisted of Investment securities-Available-for-sale recorded at fair value on a recurring basis. All of these financial instruments used valuation methodologies involving market-based or market-derived information, or Level 1 and 2 measurements, to measure fair value. None of these financial assets were measured using model-based techniques, or Level 3 measurements. At September 30, 2008, the Corporation had no liabilities recorded at fair value on a recurring basis.

At September 30, 2008, $54.2 million, or 1.4% of total assets, consisted of financial instruments recorded at fair value on a nonrecurring basis. All of these financial instruments used methodologies involving model-based techniques, or Level 3 measurements. The financial assets valued using Level 3 measurements include certain impaired loans and certain other real estate and repossessed assets. At September 30, 2008, no liabilities were measured at fair value on a nonrecurring basis.

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

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of equity securities by the Corporation during the periods indicated:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2008
Common Stock Repurchase Program	-	$-	-	500,000
Employee Transactions	-	-	N/A	N/A

August 1-31, 2008
Common Stock Repurchase Program	-	-	-	500,000
Employee Transactions	12,933	29.63	N/A	N/A

September 1-30, 2008
Common Stock Repurchase Program	-	-	-	500,000
Employee Transactions	22,918	34.17	N/A	N/A

Total	35,851	$32.53	-	500,000

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
CHEMICAL FINANCIAL CORPORATION

Date: November 5, 2008	By: /s/ David B. Ramaker
David B. Ramaker Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: November 5, 2008	By: /s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Restated Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. Here incorporated by reference.

4.1	Selected provisions of Restated Articles of Incorporation. See Exhibit 3.1.

4.2	Selected provisions of Restated Bylaws. See Exhibit 3.2.

31.1	Certification. Certification of Chairman of the Board, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.