Form 10-K
period 2008-12-31
CHEMICAL FINANCIAL CORP
filed 2009-02-27
CIK 19612

CHEMICAL
FINANCIAL CORPORATIONSM

2008
Annual Report
to Shareholders

CHEMICAL FINANCIAL CORPORATION

2008 ANNUAL REPORT TO SHAREHOLDERS

SAFE HARBOR STATEMENT

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and Chemical Financial Corporation itself. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “judgment,” “plans,” “predicts,” “projects,” “should,” “will,” variations of such words and similar expressions are intended to identify such forward-looking statements. All of the information concerning interest rate sensitivity in Management’s Discussion and Analysis under the subheadings “Liquidity Risk” and “Market Risk” is forward-looking. Management’s determination of the provision and allowance for loan losses involves judgments that are inherently forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Chemical Financial Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Risk factors include, but are not limited to, the risk factors described in Item 1A in Chemical Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, the timing and level of asset growth; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; opportunities for acquisitions and the effective completion of acquisitions and integration of acquired entities; the possibility that anticipated cost savings and revenue enhancements from acquisitions, restructurings, reorganizations and bank consolidations may not be realized fully or at all or within expected time frames; the local and global effects of the ongoing war on terrorism and other military actions, including actions in Iraq; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

SELECTED FINANCIAL DATA

	Years Ended December 31,
	2008	2007	2006	2005	2004

	(Dollar amounts in thousands, except per share data)
Earnings Summary
Net interest income	$145,253	$130,089	$132,236	$141,851	$147,634
Provision for loan losses	49,200	11,500	5,200	4,285	3,819
Noninterest income	41,197	43,288	40,147	39,220	39,329
Operating expenses	109,108	104,671	97,874	98,463	98,469
Net income	19,842	39,009	46,844	52,878	56,682

Per Share Data(1)
Net income:
Basic	$0.83	$1.60	$1.88	$2.10	$2.26
Diluted	0.83	1.60	1.88	2.10	2.25
Cash dividends paid	1.18	1.14	1.10	1.06	1.01
Book value at end of period	20.58	21.35	20.46	19.98	19.26
Market value at end of period	27.88	23.79	33.30	31.76	40.62

Shares outstanding at end of period (In thousands)(1)	23,881	23,815	24,828	25,079	25,169

Year End Balances
Total assets	$3,874,313	$3,754,313	$3,789,247	$3,749,316	$3,764,125
Total loans	2,981,677	2,799,434	2,807,660	2,706,695	2,583,540
Total deposits	2,978,792	2,875,589	2,898,085	2,819,880	2,863,473
Federal Home Loan Bank advances/other borrowings	368,763	347,412	354,041	400,363	386,830
Total shareholders’ equity	491,544	508,464	507,886	501,065	484,836

Average Balances
Total assets	$3,784,617	$3,785,034	$3,763,067	$3,788,469	$3,856,036
Total earning assets	3,550,611	3,551,867	3,521,489	3,550,695	3,608,157
Total loans	2,873,151	2,805,880	2,767,114	2,641,465	2,567,956
Total interest-bearing liabilities	2,711,413	2,718,814	2,692,410	2,718,267	2,803,015
Total deposits	2,924,361	2,923,004	2,861,916	2,886,209	2,976,150
Federal Home Loan Bank advances/other borrowings	325,177	327,831	362,990	377,499	370,785
Total shareholders’ equity	509,100	505,915	510,255	493,419	472,226

Financial Ratios
Net interest margin	4.16%	3.73%	3.82%	4.04%	4.13%
Return on average assets	0.52	1.03	1.24	1.40	1.47
Return on average equity	3.9	7.7	9.2	10.7	12.0
Efficiency ratio	57.8	59.6	56.1	54.2	52.6
Average shareholders’ equity to average assets	13.5	13.4	13.6	13.0	12.2
Dividend payout ratio	142.2	71.2	58.5	50.5	44.9
Tier 1 capital to risk-weighted assets	15.1	16.1	16.2	16.5	16.2
Total risk-based capital to risk-weighted assets	16.4	17.3	17.5	17.8	17.5

Credit Quality
Allowance for loan losses	$57,056	$39,422	$34,098	$34,148	$34,166
Total nonperforming loans	93,328	63,360	26,910	19,697	10,050
Total nonperforming assets	113,251	74,492	35,762	26,498	16,849
Net loan charge-offs	31,566	6,176	5,650	4,303	2,832
Allowance for loan losses as a percentage of total period-end loans	1.91%	1.41%	1.21%	1.26%	1.32%
Allowance for loan losses as a percentage of nonperforming loans	61	62	127	173	340
Nonperforming loans as a percentage of total loans	3.13	2.26	0.96	0.73	0.39
Nonperforming assets as a percentage of total assets	2.92	1.98	0.94	0.71	0.45
Net loan charge-offs as a percentage of average total loans	1.10	0.22	0.20	0.16	0.11

(1)	Adjusted for stock dividends.

MANAGEMENT’S DISCUSSION AND ANALYSIS

BUSINESS OF THE CORPORATION

Chemical Financial Corporation (Corporation) is a financial holding company with its business concentrated in a single industry segment — commercial banking. The Corporation, through its subsidiary bank, offers a full range of commercial banking services. These banking services include business and personal checking accounts, savings and individual retirement accounts, time deposit instruments, electronically accessed banking products, residential and commercial real estate financing, commercial lending, consumer financing, debit cards, safe deposit box services, money transfer services, automated teller machines, access to insurance products and corporate and personal trust and investment management services.

The principal markets for the Corporation’s commercial banking services are communities within Michigan in which the Corporation’s subsidiary bank’s branches are located and the areas immediately surrounding those communities. As of December 31, 2008, the Corporation operated through one subsidiary bank, Chemical Bank, headquartered in Midland, Michigan, serving 90 communities through 129 banking offices and 3 loan production offices located in 31 counties across Michigan’s lower peninsula. In addition to its banking offices, the Corporation operated 141 automated teller machines, both on- and off-bank premises. Chemical Bank operates through an internal organizational structure of four regional banking units. The Corporation’s regional banking units are collections of branch banking offices organized by geographical regions within the state.

The principal source of revenue for the Corporation is interest and fees on loans, which accounted for 72% of total revenue in 2008, 71% of total revenue in 2007 and 72% of total revenue in 2006. Interest on investment securities is also a significant source of revenue, accounting for 10% of total revenue in 2008, 2007 and 2006. Business volumes are influenced by overall economic factors including market interest rates, business and consumer spending, consumer confidence and competitive conditions in the marketplace.

RECENT MARKET DEVELOPMENTS

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law. The EESA created the Troubled Asset Relief Program (TARP), under which the United States Department of the Treasury (Treasury) was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

In October 2008, the Treasury announced that it would purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Capital Purchase Program (CPP), the Treasury made $250 billion of the $700 billion authorized under TARP available to U.S. financial institutions through the purchase of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions were required to agree to restrictions on future dividends and share repurchases during the period in which the preferred stock remained outstanding. On December 18, 2008, the Corporation announced that it had elected not to accept the $84 million capital investment approved by the Treasury as part of the CPP. The board of directors and management of the Corporation determined that the potential dilution to the Corporation’s shareholders and various restrictions outweighed any potential benefits from the Corporation’s participation in the CPP.

In November 2008, the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) adopted a final rule relating to the Temporary Liquidity Guarantee Program (TLGP). The TLGP was announced by the FDIC on October 14, 2008, as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly-issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and through June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for noninterest bearing transaction deposit accounts, Negotiable Order of Withdrawal (NOW) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLGP was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is an annualized 10 basis points assessed quarterly on amounts in covered accounts exceeding $250,000. On December 4, 2008, the Corporation elected to participate in both guarantee programs.

At December 31, 2008, the Corporation held $16.2 million of Federal Home Loan Bank of Indianapolis (FHLB) stock and $116.1 million of senior bonds that were issued by all of the Federal Home Loan Banks. There are 12 regional banks that make up the Federal Home Loan Bank System (FHLBanks). There was no impairment of the FHLB stock or FHLBanks senior bonds held by the

Corporation at December 31, 2008. FHLBanks are government-sponsored enterprises created by Congress to ensure access to low-cost funding for their member financial institutions. During January 2009, a number of the regional banks in the Federal Home Loan Bank System publicly announced that they could incur significant other-than-temporary losses on their private-label mortgage-backed securities due to the dramatic decline in interest rates during 2008. In response, Moody’s issued a special comment in January 2009 indicating their rating of FHLBanks was “likely to remain unchanged” due to the expectation that these banks have a very high degree of government support. However, if the financial condition or results of operations of the FHLB or FHLBanks materially adversely changes, the Corporation could be subject to recording impairment of the recorded cost of $16.2 million of the FHLB stock and $116.1 million of FHLBanks senior bonds. The financial condition of the FHLB could also potentially impact the future liquidity available to the Corporation through its borrowings with the FHLB.

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

CRITICAL ACCOUNTING POLICIES

The Corporation’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (GAAP) and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions and complex judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value or when a decline in the value of an asset not carried at fair value on the financial statements warrants an impairment write-down or a valuation reserve to be established. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by third-party sources, when available. When third-party information is not available, valuation adjustments are estimated by management primarily through the use of internal discounted cash flow analysis.

The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other notes to the consolidated financial statements and in “Management’s Discussion and Analysis,” provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, estimates and assumptions underlying those amounts, management has identified the determination of the allowance for loan losses, pension plan accounting, income and other taxes, and the evaluation of goodwill impairment to be the accounting areas that require the most subjective or complex judgments, and as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Management reviews its critical accounting policies with the Audit Committee of the board of directors at least annually.

In 2008, it was determined that the accounting estimates related to the capitalization and valuation of real estate mortgage loan servicing rights (MSRs) did not have a material impact on the Corporation’s financial condition or operating performance and, therefore, has been removed from this disclosure. See Note 9 to the consolidated financial statements for disclosures regarding MSRs.

Allowance for Loan Losses

The allowance for loan losses (allowance) is calculated with the objective of maintaining a reserve sufficient to absorb inherent loan losses of the loan portfolio. The loan portfolio represents the largest asset type on the consolidated statements of financial position. The determination of the amount of the allowance is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected cash flows on impaired loans, estimated losses on commercial, real estate commercial and real estate construction-commercial loans and on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The principal assumption used in deriving the allowance is the estimate of a loss percentage for each type of loan. In determining the allowance and the related provision for loan losses, the Corporation considers four principal elements: (i) specific impairment reserve allocations based upon probable losses identified during the review of impaired commercial, real estate commercial and real estate construction-commercial loan portfolios (valuation allowances), (ii) allocations established for adversely-rated commercial, real estate commercial and real estate construction-commercial loans and nonaccrual real estate residential and nonaccrual consumer loans, (iii) allocations on all other loans based principally on the most recent three years of historical loan loss experience and loan loss trends, and (iv) an unallocated allowance based on the imprecision in the overall allowance methodology. It is extremely difficult to precisely measure the amount of losses that are inherent in the Corporation’s loan portfolio. The Corporation uses a defined methodology to quantify the necessary allowance and related provision for loan losses, but there can be no assurance that the methodology will successfully identify and estimate all of the losses that are inherent in the loan portfolio. As a result, the Corporation could record future provisions for loan losses that may be significantly different than the levels that have been recorded in the three-year period ended December 31, 2008. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance. In addition, a discussion of the factors driving changes in the amount of the allowance is included under the subheading “Provision and Allowance for Loan Losses” in “Management’s Discussion and Analysis.”

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

At December 31, 2008, 2007 and 2006, the Corporation calculated the discount rate for the pension plan using the results from a bond matching technique, which matched cash flows of the pension plan against both a bond portfolio derived from the Standard & Poors bond database of AA or better bonds and the Citigroup Pension Discount Curve, to determine the discount rate. As of December 31, 2008, 2007 and 2006, the discount rate was established at 6.50%, 6.50% and 6.00%, respectively, to reflect market interest rate conditions.

The assumed long-term rate of return on pension plan assets represents an estimate of long-term returns on an investment portfolio consisting primarily of equities and fixed income investments. When determining the expected long-term return on pension plan assets, the Corporation considers long-term rates of return on the asset classes in which the Corporation expects the pension funds to be invested. The expected long-term rate of return is based on both historical and forecasted returns of the overall stock and bond markets and the actual portfolio. The following rates of return by asset class were considered in setting the assumptions for long-term return on pension plan assets:

	December 31, 2008	December 31, 2007	December 31, 2006

Equity securities	7% – 8%	8% – 9%	8% – 9%
Debt securities	4% – 6%	4% – 6%	4% – 6%
Other	2% – 5%	3% – 5%	3% – 5%

The assumed long-term return on pension plan assets is developed through an analysis of forecasted rates of return by asset class and forecasted asset allocations. It is used to compute the subsequent year’s expected return on assets, using the “market-related value” of pension plan assets. The difference between the expected return and the actual return on pension plan assets during the year is either an asset gain or loss, which is deferred and amortized over future periods when determining net periodic pension expense. The Corporation’s projection of the long-term return on pension plan assets was 7% in 2008, 2007 and 2006.

Other assumptions made in the pension plan involve employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increase.

The key actuarial assumptions that will be used to calculate 2009 pension expense for the defined benefit pension plan are a discount rate of 6.50%, a long-term rate of return on pension plan assets of 7% and a rate of compensation increase of 4.25%. Pension expense in 2009 is expected to be approximately $0.6 million, the same as 2008. In 2009, an increase in the discount rate of 50 basis points was estimated to reduce pension expense by less than $0.1 million and a decrease in the discount rate of 50 basis points was estimated to increase pension expense by $0.3 million.

There are uncertainties associated with the underlying key actuarial assumptions, and the potential exists for significant, and possibly material, impacts on either or both the results of operations and cash flows (e.g., additional pension expense and/or additional pension plan funding, whether expected or required) from changes in the key actuarial assumptions. If the Corporation were to determine that more conservative assumptions are necessary, pension expense would increase and have a negative impact on results of operations in the period in which the increase occurs.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). The Corporation adopted SFAS 158 on December 31, 2006, as required. The purpose of SFAS 158 is to improve the overall financial statement presentation of pension and other postretirement plans, but did not impact the determination of the net periodic benefit cost or measurement of plan assets or obligations. SFAS 158 requires companies to recognize the over- or under-funded status of a plan as an asset or liability as measured by the difference between the fair value of the plan assets and the projected benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). The defined benefit pension plan incurred net unrealized losses during 2008 of $17 million, which was the primary reason for a decline in the value of pension plan assets of $17.5 million, or 22%, during the year. The adverse impact of the decline in the value of pension plan assets during 2008 had an adverse impact on shareholders’ equity at December 31, 2008. The impact of SFAS 158 on the statements of financial position at December 31, 2008 and 2007 is included in Note 17 to the consolidated financial statements.

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

The Corporation and its subsidiaries file a consolidated federal income tax return. The provision for federal income taxes is based on income and expenses, as reported in the consolidated financial statements, rather than amounts reported on the Corporation’s federal income tax return. When income and expenses are recognized in different periods for tax purposes than for book purposes, applicable deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

On a quarterly basis, management assesses the reasonableness of its effective federal tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on an annual basis, or sooner, if business events or circumstances warrant. Reserves for uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations or audits. For the years ended December 31, 2008 and 2007, there were no federal income tax reserves recorded based on the regular reassessment of required tax accruals for these uncertain tax positions.

Goodwill

At December 31, 2008, the Corporation had $69.9 million of goodwill recorded on the consolidated statement of financial position. Under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), amortization of goodwill ceased, and instead, goodwill is tested by management annually for impairment, or more frequently if triggering events occur and indicate potential impairment. In addition, the Corporation’s goodwill impairment assessment is reviewed annually, as of September 30, by an independent third-party appraisal firm utilizing the methodology and guidelines established in SFAS 142. This methodology involves assumptions regarding the valuation of the Corporation’s subsidiary bank that purchased the acquired entities and resulted in the recording of goodwill. The value of the Corporation’s subsidiary bank was measured utilizing the market and income approaches as prescribed in SFAS No. 157, “Fair Value Measurements” (SFAS 157), with a 75% weighting given to the income approach. SFAS 157 identifies the cost approach as another acceptable method; however, the cost approach was not deemed an effective method to value a financial institution. The cost approach estimates value by adjusting the reported values of assets and liabilities to their market values. It is the Corporation’s opinion that financial institutions cannot be liquidated in an efficient manner. Estimating the fair market value of loans is a very difficult process and subject to a wide margin of error unless done on a loan by loan basis. Voluntary liquidations of financial institutions are not typical. More commonly, if a financial institution is liquidated, it is due to being taken over by the FDIC. The value of the Corporation’s subsidiary bank was based on the going concern method and not as a liquidation. The income approach uses valuation techniques to convert future amounts (cash flows or earnings) to a single, discounted amount. The income approach includes present value techniques; option-pricing models, such as the Black-Scholes-Merton formula and lattice models, and the multi-period excess-earnings method. In the valuation of the Corporation’s subsidiary bank, the income approach utilized the discounted cash flow method based upon a forecast of growth and earnings. Cash flows are measured by using projected earnings, projected dividends and dividend paying capacity over a five-year period. In addition to estimating periodic cash flows, an estimate of residual value is determined through the capitalization of earnings. The income approach assumed cost savings and earnings enhancements that a strategic acquiror would likely implement based upon typical market participant assumptions of market transactions. The discount rate is critical to the discounted cash flow analysis. The discount rate reflects the risk of uncertainty associated with the cash flows and a rate of return that investors would require from similar investments with similar risks. A discount rate of 13.5% was utilized in the income approach. The market approach uses observable prices and other relevant information that are generated by market transactions involving identical or comparable assets or liabilities. The fair value measure is based on the value that those transactions indicate utilizing both financial and operating characteristics of the companies sold or merged. Two of the more significant financial ratios analyzed in completed transactions included price to latest twelve months earnings and price to tangible book value. The market approach utilized a price to latest twelve months earnings ratio of 25 times and a price to tangible book value of 170%. The fair value of the Corporation’s subsidiary bank was determined to be slightly above the income approach and in the low to middle of the market approach to value range. The weighted average of the fair values determined under the income and market approaches was a discount compared to the market capitalization of the Corporation at the valuation date. The Corporation is publicly traded and, therefore, The Nasdaq Stock Market® establishes the marketable minority value. This does not necessarily represent the fair value of the reporting unit as a whole. The results of the valuation analysis concluded that the fair value of the Corporation’s subsidiary bank was greater than its book value, including goodwill, and thus no goodwill impairment was evident at the valuation date of September 30, 2008. The Corporation determined that no triggering events occurred that indicated potential impairment of goodwill from the valuation date through December 31, 2008. The Corporation believes that the assumptions utilized were reasonable. However, the Corporation could incur impairment charges related to goodwill in the future due to changes in business prospects or other matters that could affect the valuation assumptions.

MERGERS AND ACQUISITIONS

The Corporation’s primary method of expansion into new banking markets has been through acquisitions of other financial institutions and bank branches. During the three years ended December 31, 2008, the Corporation completed the following acquisition:

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

NET INCOME

Net income in 2008 was $19.8 million, or $0.83 per diluted share, net income in 2007 was $39.0 million, or $1.60 per diluted share, and net income in 2006 was $46.8 million, or $1.88 per diluted share. Net income in 2008 represented a 49.1% decrease from 2007 net income, while 2007 net income represented a 16.7% decrease from 2006 net income. Net income per share in 2008 was 48.1% less than in 2007, while net income per share in 2007 was 14.9% less than in 2006. The decrease in net income in 2008 was primarily attributable to a significant increase in the provision for loan losses that was only partially offset by an increase in net interest income. The decrease in net income in 2007 was attributable to a decrease in net interest income and increases in both the provision for loan losses and operating expenses.

The Corporation’s return on average assets was 0.52% in 2008, 1.03% in 2007 and 1.24% in 2006. The Corporation’s return on average shareholders’ equity was 3.9% in 2008, 7.7% in 2007 and 9.2% in 2006.

ASSETS

Average assets were $3.78 billion during 2008, a decrease of less than $1 million from average assets during 2007 of $3.79 billion. Average assets were $3.79 billion during 2007, an increase of $22.0 million, or 0.6%, from average assets during 2006 of $3.76 billion. The increase in average assets during 2007 was primarily attributable to an increase in short-term investments that resulted from slightly higher average deposits.

INVESTMENT SECURITIES

The Corporation’s investment securities portfolio historically has been relatively short-term in nature. Information about the Corporation’s investment securities portfolio is summarized in Tables 1 and 2.

TABLE 1. MATURITIES AND YIELDS* OF INVESTMENT SECURITIES AT DECEMBER 31, 2008

	Maturity**
			After One		After Five				Total
	Within		but Within		but Within		After		Carrying		Total
	One Year		Five Years		Ten Years		Ten Years		Value		Fair
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value

	(Dollars in thousands)

Available-for-Sale:
U.S. Treasury	$21,494	4.70%	$—	—%	$—	—%	$—	—%	$21,494	4.70%	$21,494
Government sponsored agencies	79,426	4.77	92,557	3.74	251	5.24	—	—	172,234	4.22	172,234
State and political subdivisions	364	8.57	2,568	7.57	1,620	6.59	—	—	4,552	7.30	4,552
Mortgage-backed securities	43,608	4.52	80,597	4.59	17,501	5.12	27,508	5.31	169,214	4.74	169,214
Collateralized mortgage obligations	9,035	2.10	19,840	1.05	7,887	1.46	523	1.53	37,285	1.40	37,285
Corporate bonds	40,106	2.25	5,062	4.10	—	—	—	—	45,168	2.46	45,168

Total Investment Securities Available-for-Sale	194,033	4.07	200,624	3.87	27,259	4.15	28,031	5.24	449,947	4.06	449,947

Held-to-Maturity:
Government sponsored agencies	1,007	3.68	—	—	—	—	—	—	1,007	3.68	1,017
State and political subdivisions	5,790	5.98	34,696	4.50	25,165	6.44	19,844	4.82	85,495	5.25	85,170
Mortgage-backed securities	57	5.28	156	4.96	147	4.97	149	5.92	509	5.28	536
Trust preferred securities	—	—	—	—	—	—	10,500	6.36	10,500	6.36	3,833

Total Investment Securities Held-to-Maturity	6,854	5.64	34,852	4.50	25,312	6.43	30,493	5.35	97,511	5.35	90,556

Total Investment Securities	$200,887	4.12%	$235,476	3.97%	$52,571	5.25%	$58,524	5.30%	$547,458	4.29%	$540,503

*	Yields are weighted by amount and time to contractual maturity, are on a taxable equivalent basis using a 35% federal income tax rate and are based on carrying value.
**	Mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal maturity. All others are based on final contractual maturity.

TABLE 2. SUMMARY OF INVESTMENT SECURITIES

	December 31,
	2008	2007	2006

	(In thousands)
Available-for-Sale:
U.S. Treasury	$21,494	$31,450	$22,850
Government sponsored agencies	172,234	193,958	228,365
State and political subdivisions	4,552	6,514	8,254
Mortgage-backed securities	169,214	215,720	249,224
Collateralized mortgage obligations	37,285	575	775
Corporate bonds	45,168	54,552	10,547
Equity securities	—	502	852

Total Investment Securities Available-for-Sale	449,947	503,271	520,867

Held-to-Maturity:
Government sponsored agencies	1,007	18,718	39,731
State and political subdivisions	85,495	71,899	53,996
Mortgage-backed securities	509	626	837
Trust preferred securities	10,500	—	—

Total Investment Securities Held-to-Maturity	97,511	91,243	94,564

Total Investment Securities	$547,458	$594,514	$615,431

The Corporation records all investment securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS 115) under which the Corporation is required to assess equity securities with readily determinable fair values and debt securities that have fair values below amortized cost basis to determine whether the decline (impairment) is other-than-temporary. Impairment is other-than-temporary if the assessment concludes that it is probable that the holder will be unable to collect all amounts due according to the contractual terms of the debt instrument. SFAS 115 permits the use of reasonable management judgment of the probability that the holder will or will not be able to collect all amounts due. In addition, SFAS 115 also requires that the holder must have the intent and ability to hold the security to recovery for an impairment to be deemed temporary and not require a charge to earnings. In addition, FASB Staff Position (FSP) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” clarified that an investor should recognize an impairment loss in the period that the impairment is deemed other-than-temporary.

The accounting guidance does not provide for an automatic conclusion that a security does not have other-than-temporary impairment (OTTI) because all of the scheduled payments to date have been received. Further analysis and judgment are required to assess whether a decline in fair value is temporary and that it is probable that the holder will collect all of the contractual or estimated cash flows from the investment security. Further, the Securities and Exchange Commission (SEC) Staff Accounting Bulletin Topic 5M, “Other-than-Temporary Impairment of Certain Investments in Debt and Equity Securities,” states that the length of time and extent to which the fair value has been less than cost can indicate a decline is other-than-temporary. The longer and/or the more severe the decline in fair value, the more persuasive the evidence that is needed to overcome the premise that the holder will not collect all of the contractual or estimated cash flows from the investment security. Accordingly, in making an OTTI assessment, the holder is to consider all available information relevant to the collectibility of the investment security, including information about past events, current conditions and reasonable and supportable forecasts, when developing the estimate of future cash flows. The accounting literature also recommends the holder consider industry analyst reports and forecasts, sector credit ratings and other market data that are relevant to the collectibility of the investment security.

The Corporation’s investment securities portfolio had a carrying value of $547.5 million at December 31, 2008, with gross impairment of $10.8 million as of that date. The Corporation concluded that at December 31, 2008 the impairment was temporary. A further discussion of the impairment and the Corporation’s process that resulted in the conclusion that the impairment was temporary follows.

At December 31, 2008, the Corporation’s investment securities portfolio included U.S. Treasury and government sponsored agency securities that had no impairment, state and political subdivisions securities with gross impairment of $1.17 million, mortgage-backed securities and collateralized mortgage obligations, combined, with gross impairment of $0.59 million, corporate bonds with gross impairment of $2.40 million and trust preferred securities with gross impairment of $6.67 million. The carrying values and fair values of investment securities are disclosed in Note 4 to the consolidated financial statements.

The state and political subdivisions held-to-maturity investment securities portfolio totaling $85.5 million at December 31, 2008 was recorded at amortized cost. The majority of these investment securities are from issuers primarily located in the state of Michigan and are general obligations of the issuer, meaning that the Corporation has the first claim on taxes collected for the repayment of the investment securities. Of the total $85.5 million, investment securities totaling $34.1 million had gross impairment of $1.17 million at December 31, 2008. The majority of the investment securities with impairment mature beyond 2016 and, due to the steepness of the interest yield curve at December 31, 2008, the Corporation determined that the impairment of $1.17 million at December 31, 2008 was attributable to the change in market interest rates and that the impairment was temporary in nature. The Corporation has the intent and ability to hold these impaired investment securities to maturity.

The mortgage-backed securities and collateralized mortgage obligations, combined in the available-for-sale investment securities portfolio, had an amortized cost of $204.7 million, with gross impairment of $0.59 million at December 31, 2008. Virtually all of the impaired investment securities in these two categories are backed by an explicit guarantee of the U.S. government. The Corporation assessed the impairment on these investment securities at December 31, 2008 and determined the impairment was attributable to the general decline in market interest rates and the impairment on these investment securities at that date was temporary in nature. The Corporation has the intent and ability to hold these impaired investment securities to maturity.

At December 31, 2008, the Corporation’s corporate bond portfolio had an amortized cost of $47.5 million, with gross impairment of $2.40 million. Fair values of 90% of the corporate bonds were below amortized cost at December 31, 2008. All of the corporate bonds held at December 31, 2008 were of an investment grade, except one single issue investment security, Lehman Brothers Holdings Inc., for which the Corporation recognized an OTTI loss of $0.4 million in the third quarter of 2008. The Corporation’s remaining amortized cost of the Lehman Brothers Holdings Inc. bond was less than $0.1 million at December 31, 2008. The investment grade ratings obtained for the balance of the corporate bond portfolio indicated that the obligors’ capacities to meet their financial commitments was “strong.” The majority of the impairment existing at December 31, 2008 was attributable to two corporate bonds from one issuer with a combined amortized cost/par value of $2.7 million that had impairment of $1.6 million, or 68%, of the total impairment on corporate bonds at that date. Both corporate bonds are senior unsecured obligations of American General Finance Corporation (AGFC), a wholly-owned subsidiary of American General Finance Inc. (AGFI), which is wholly-owned indirectly by American International Group (AIG). The amortized cost/par value amounts of the bonds were $0.2 million and $2.5 million with maturity dates of September 1, 2010 and December 15, 2011, respectively.

The Corporation performed an assessment of the probability that it would collect all of the contractual amounts due under the two AGFC corporate bonds at December 31, 2008. Ratings from Moody’s, Standard & Poor’s and Fitch were Baa1, BBB and BBB, respectively, at December 31, 2008. AGFC was downgraded by each of these rating services twice during 2008 (the most recent downgrade occurred on November 10, 2008), although all of these rating services indicated, through the assignment of their ratings, that the issuer appeared to have a strong ability to pay its financial obligations in the intermediate term and supports an investment grade rating.

The public filing of AGFC’s Form 10-Q with the SEC for the period ended September 30, 2008 indicated AGFC had suffered a financial loss of $496 million in the third quarter of 2008 and $558 million during the nine months ended September 30, 2008; however, AGFC’s total equity at September 30, 2008 was $2.8 billion, or 9.6% of total assets. AGFC’s own assessment of its financial condition at September 30, 2008 indicated that, after consideration of many factors, although primarily due to its ability to obtain funding from its parent company and its ability to severely reduce originations of finance receivables, AGFC believed it would have adequate liquidity to finance and operate its businesses and repay its obligations for at least the next twelve months. However, it is possible that the actual outcome of one or more of AGFC’s significant judgments or estimates could prove to be materially incorrect and AGFC may not have sufficient cash to meet its obligations in the future. A $0.1 million AGFC bond owned by the Corporation that matured on October 15, 2008 was paid in full on that date.

At December 31, 2008, the Corporation believed it was probable, as defined by SFAS 115, that it would receive all contractual cash flows of its corporate bond portfolio and determined that the impairment on the corporate bond portfolio at that date was temporary in nature. The Corporation has the intent and ability to hold these impaired investment securities to maturity.

At December 31, 2008, the Corporation owned $10.5 million of trust preferred securities that had gross impairment of $6.67 million. Of the $10.5 million balance, $10 million represented a 100% interest in a trust preferred security (TRUP) of a small non-public bank holding company in Michigan (issuer) that was purchased in the second quarter of 2008. At December 31, 2008, the Corporation determined the fair value of the TRUP was $3.65 million. The fair value measurement was developed based upon market pricing observations of much larger banking institutions in an illiquid market adjusted by risk measurements. The fair value of the TRUP was based on a calculation of discounted cash flows, based upon both observable inputs and appropriate risk adjustments that market participants would make for performance, liquidity and issuer specifics. See the additional discussion of the development of the fair value of the TRUP in Note 14 to the consolidated financial statements.

Management reviewed non-audited financial information of the issuer of the TRUP at December 31, 2008, including nonperforming asset information and Tier I capital/risk-weighted assets ratios. Based on this review, the Corporation concluded that the significant decline in fair value of the TRUP, compared to its amortized cost, was not attributable to adverse conditions specifically related to the issuer. At December 31, 2008, it was the Corporation’s opinion that the issuer appeared well positioned to continue to realize positive net income in 2009. The issuer had consistent earnings in 2007 and 2008 and, at December 31, 2008, had equity capital of $50 million, a liquidity position of $160 million in investment securities held as available-for-sale and additional borrowing capacity of approximately $100 million through the FHLB. Based on the Corporation’s analysis at December 31, 2008, it was the Corporation’s opinion that the issuer appeared to be a financially sound institution with ample liquidity to meet all of its financial obligations in 2009. This TRUP is not independently rated and, therefore, there was no published downgrade of the investment during 2008. Industry bank ratings, obtained from the issuer, indicated the issuer was defined as “sound.” Common stock cash dividends were paid throughout 2008 by the issuer and the issuer’s management anticipates cash dividends to be paid in 2009 and beyond. All scheduled interest payments on the TRUP were made on a timely basis in 2008. The principal of $10 million of the TRUP matures in 2038, with interest payments due quarterly.

Based on the information provided by the issuer, as of December 31, 2008, it was the Corporation’s opinion that there had been no adverse changes in the issuer’s financial performance since the TRUP was issued and purchased by the Corporation and no indication that any adverse trends were developing that would suggest that the TRUP would be unable to make all future principal and interest payments. Further, based on the information provided, the issuer appeared to be a financially viable financial institution with both the credit quality and liquidity necessary to meet all financial obligations in 2009. At December 31, 2008, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer or its subsidiaries. In reviewing all available information regarding the issuer reflecting past performance and its financial and liquidity position, it was the Corporation’s opinion that the future cash flows of the issuer supported the carrying value of the TRUP at its original cost of $10 million at December 31, 2008. There can be no assurance that other-than-temporary impairment losses will not be recognized on TRUPs or any other investment security in the future. While the fair value of the TRUP was $6.35 million below the Corporation’s carrying value (original cost) at December 31, 2008 and the TRUP was impaired, it was the Corporation’s assessment that the overall financial condition of the issuer did not indicate permanent or other-than-temporary impairment of the TRUP and that the unrealized loss was temporary at December 31, 2008. The Corporation has the intent and ability to hold this impaired investment security to maturity.

DEPOSITS

Total deposits at December 31, 2008 were $2.98 billion, an increase of $103.2 million, or 3.6%, from total deposits at December 31, 2007 of $2.88 billion. Total deposits increased $22.5 million, or 0.8%, during 2007. The increase in total deposits in 2008 was primarily attributable to a fourth quarter increase in business and non-retail money market deposit accounts with no defined maturities.

The Corporation’s average deposit balances and average rates paid on deposits for the past three years are included in Table 3. Average total deposits in 2008 were $2.92 billion, an increase of $1.4 million over average deposits in 2007. Average total deposits in 2007 were $2.92 billion, an increase of $61.1 million, or 2.1%, over average deposits in 2006. There was no significant growth or change in the mix of average deposits during 2008 or 2007, nor did the Corporation have any brokered deposits as of December 31, 2008 or 2007.

It is the Corporation’s strategy to develop customer relationships that will drive core deposit growth and stability. The Corporation has historically gathered deposits from the local markets of its subsidiary bank, although strong competition impeded the Corporation’s ability to internally generate deposits during the three years ended December 31, 2008. As was publicized nationwide during 2008, many of the Corporation’s competitor banks in its local markets faced liquidity issues and concerns that resulted in their necessity to increase deposits by offering above market interest rates. This activity created a difficult environment for the Corporation to increase deposits without adversely impacting the weighted average cost of deposits. The Corporation had ample liquidity in 2008, and therefore, did not seek new deposits at above market interest rates.

The growth of the Corporation’s deposits is also impacted by competition from other investment products, such as mutual funds and various annuity products. These investment products are sold by a wide spectrum of organizations, such as brokerage and insurance companies, as well as by financial institutions. The Corporation also competes with credit unions in most of its markets. These institutions are challenging competitors, as credit unions are exempt from federal income taxes, allowing them to potentially offer higher deposit rates and lower loan rates to customers.

In response to the competition for other investment products, the Corporation’s subsidiary bank, through its CFC Investment Center program, offers a wide array of mutual funds, annuity products and marketable securities through an alliance with an independent, registered broker/dealer. During 2008 and 2007, customers purchased $106 million and $82 million, respectively, of annuity products, mutual fund and other investments through the CFC Investment Center program.

CASH DIVIDENDS

The Corporation’s annual cash dividends paid per share over the past five years, adjusted for all stock dividends, were as follows:

	2008	2007	2006	2005	2004

Annual Cash Dividend (per share)	$1.18	$1.14	$1.10	$1.06	$1.01

During 2008, cash dividends paid per share were $1.18, up 3.5% over cash dividends paid per share in 2007 of $1.14.

The Corporation has paid regular cash dividends every quarter since it began operating as a bank holding company in 1973. The compound annual growth rate of the Corporation’s cash dividends paid per share over the past five- and ten-year periods ended December 31, 2008 was 4.4% and 6.5%, respectively. The earnings of the Corporation’s subsidiary bank, Chemical Bank, have been the principal source of funds to pay cash dividends to shareholders. Over the long-term, cash dividends to shareholders are dependent upon earnings, as well as capital requirements, regulatory restraints and other factors affecting Chemical Bank. Due to the strength of the Corporation’s capital position, the parent company has the ability to continue to pay cash dividends to shareholders in excess of the earnings of Chemical Bank. The length of time the parent company can sustain cash dividends to shareholders in excess of the current earnings of Chemical Bank is dependent on the magnitude of any earnings shortfall and the capital levels of both Chemical Bank and the Corporation.

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

The presentation of net interest income on a FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine tax equivalent net interest income were $2.37 million, $2.25 million and $2.11 million for 2008, 2007 and 2006, respectively. These adjustments were computed using a 35% federal income tax rate.

Net interest income is the most important source of the Corporation’s earnings and thus is critical in evaluating the results of operations. Changes in the Corporation’s net interest income are influenced by a variety of factors, including changes in the level of interest-earning assets, changes in the mix of interest-earning assets and interest-bearing liabilities, the level and direction of interest rates, the difference between short-term and long-term interest rates (the steepness of the yield curve) and the general strength of the economies in the Corporation’s markets. Risk management plays an important role in the Corporation’s level of net interest income. The ineffective management of both credit risk and interest rate risk can adversely impact the Corporation’s net interest income. Management monitors the Corporation’s consolidated statement of financial position to reduce the potential adverse impact on net interest income caused by significant changes in interest rates. The Corporation’s policies in this regard are further discussed under the subheading “Market Risk.”

Table 3 presents for 2008, 2007 and 2006 average daily balances of the Corporation’s major categories of assets and liabilities, interest income and expense on a FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin.

Net interest income (FTE) in 2008, 2007 and 2006 was $147.6 million, $132.3 million and $134.3 million, respectively. Net interest income (FTE) in 2008 was $15.3 million, or 11.6%, higher than 2007 net interest income (FTE) of $132.3 million, although net interest income (FTE) in 2007 was $2.0 million, or 1.5%, lower than 2006 net interest income (FTE) of $134.3 million. The increase in net interest income (FTE) in 2008 was primarily attributable to the positive impact of lower short-term interest rates reducing interest expense more than interest income and to a lesser extent attributable to the growth in loans. The decrease in short-term market interest rates reduced the average cost of interest-bearing liabilities significantly more than the average yield on loans and investment securities throughout 2008, as the loan portfolio is comprised primarily of fixed interest rate loans. At December 31, 2008 and 2007, approximately 79% and 81%, respectively, of the Corporation’s loans were at fixed interest rates.

TABLE 3. AVERAGE BALANCES, TAX EQUIVALENT INTEREST AND EFFECTIVE YIELDS AND RATES* (Dollars in thousands)

	Years Ended December 31,
	2008			2007			2006
		Tax	Effective		Tax	Effective		Tax	Effective
	Average	Equivalent	Yield/	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest-earning Assets:
Loans**	$2,873,151	$181,568	6.32%	$2,805,880	$192,433	6.86%	$2,767,114	$186,476	6.74%
Taxable investment securities	511,109	21,793	4.26	551,806	24,927	4.52	597,506	24,391	4.08
Tax-exempt investment securities	69,076	4,309	6.24	62,319	4,013	6.44	58,814	3,789	6.44
Other securities	22,141	1,167	5.27	22,133	1,116	5.04	24,502	1,268	5.18
Federal funds sold	66,446	1,666	2.51	100,648	5,135	5.10	60,482	2,975	4.92
Interest-bearing deposits with unaffiliated banks and others	8,688	199	2.29	9,081	517	5.69	13,071	634	4.85

Total interest-earning assets	3,550,611	210,702	5.93	3,551,867	228,141	6.42	3,521,489	219,533	6.23
Less: Allowance for loan losses	42,185			36,224			34,384
Other Assets:
Cash and cash due from banks	96,094			93,715			99,166
Premises and equipment	50,222			48,908			46,161
Interest receivable and other assets	129,875			126,768			130,635

Total Assets	$3,784,617			$3,785,034			$3,763,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Liabilities:
Interest-bearing demand deposits	$509,256	$5,226	1.03%	$516,170	$12,551	2.43%	$538,063	$12,605	2.34%
Savings deposits	792,449	10,804	1.36	744,624	17,816	2.39	714,920	12,326	1.72
Time deposits	1,084,531	38,733	3.57	1,130,189	50,867	4.50	1,076,437	44,164	4.10
Securities sold under agreements to repurchase	196,413	2,144	1.09	181,773	6,859	3.77	152,003	5,561	3.66
Reverse repurchase agreements	—	—	—	—	—	—	4,110	154	3.75
FHLB advances — short-term	8,593	79	0.92	8,822	468	5.30	52,055	2,707	5.20
FHLB advances — long-term	120,171	6,097	5.07	137,236	7,244	5.28	154,822	7,670	4.95

Total interest-bearing liabilities	2,711,413	63,083	2.33	2,718,814	95,805	3.52	2,692,410	85,187	3.16
Noninterest-bearing deposits	538,125			532,021			532,496

Total deposits and borrowed funds	3,249,538			3,250,835			3,224,906
Interest payable and other liabilities	25,979			28,284			27,906
Shareholders’ equity	509,100			505,915			510,255

Total Liabilities and Shareholders’ Equity	$3,784,617			$3,785,034			$3,763,067

Net Interest Spread (Average yield earned minus average rate paid)			3.60%			2.90%			3.07%

Net Interest Income (FTE)		$147,619			$132,336			$134,346

Net Interest Margin
(Net interest income (FTE)/total average interest-earning assets)			4.16%			3.73%			3.82%

*	Taxable equivalent basis using a federal income tax rate of 35%.
**	Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields.

In 2008, the Federal Open Market Committee (FOMC) lowered the Federal Funds rate seven times throughout the year for a total reduction of 425 basis points, which resulted in an equal decline each time in the prime rate, except for the last decline which lowered the effective Federal Funds rate 25 basis points more than the prime rate. The Federal Funds rate was effectively near 0% on December 31, 2008, compared to 4.25% on December 31, 2007. The prime rate was 3.25% on December 31, 2008, compared to 7.25% on December 31, 2007. The ten-year U.S. Treasury note, which is generally used to price both 15- and 30-year residential mortgage loans, was 2.25% at the end of 2008, compared to 4.04% at the end of 2007.

Net interest margin was 4.16% in 2008, compared to 3.73% in 2007. The increase in net interest margin during 2008, compared to 2007, was primarily attributable to the decrease in the average cost of interest-bearing liabilities significantly exceeding the decrease in the average yield on interest-earning assets. During 2008, the average cost of interest-bearing liabilities decreased 119 basis points to 2.33%, while the average yield on interest-earning assets decreased 49 basis points to 5.93%. The significant decrease in the cost of interest-bearing liabilities was attributable to the overall decrease in short-term market interest rates in 2008. The yield on the Corporation’s loan portfolio decreased only 54 basis points in 2008, compared to 2007, due to the loan portfolio being comprised predominately of fixed interest rate loans or loans with interest rates fixed for at least five years. The increase in the net interest margin was also positively impacted by an increase in average loans of $67.3 million, or 2.4%, during 2008. The net interest margin was slightly adversely impacted in 2008 due to an increase in nonaccrual loans of $20.9 million, or 37.5%, during the year to $76.5 million at December 31, 2008.

Table 4 allocates the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities, and changes in average interest rates earned and paid.

TABLE 4. VOLUME AND RATE VARIANCE ANALYSIS* (In thousands)

	2008 Compared to 2007			2007 Compared to 2006
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in		Combined	Due to Changes in		Combined
	Average	Average	Increase	Average	Average	Increase
	Volume**	Yield/Rate**	(Decrease)*	Volume**	Yield/Rate**	(Decrease)*

Changes in Interest Income on Interest-Earning Assets:
Loans	$4,963	$(15,828)	$(10,865)	$2,459	$3,498	$5,957
Taxable investment/other securities	(1,779)	(1,304)	(3,083)	(2,078)	2,462	384
Tax-exempt investment securities	425	(129)	296	224	—	224
Federal funds sold	(1,390)	(2,079)	(3,469)	2,046	114	2,160
Interest-bearing deposits with unaffiliated banks	(21)	(297)	(318)	(215)	98	(117)

Total change in interest income on interest-earning assets	2,198	(19,637)	(17,439)	2,436	6,172	8,608

Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	(209)	(7,116)	(7,325)	101	(155)	(54)
Savings deposits	1,920	(8,932)	(7,012)	5,162	328	5,490
Time deposits	(1,766)	(10,368)	(12,134)	1,475	5,228	6,703
Short-term borrowings	502	(5,606)	(5,104)	(1,326)	231	(1,095)
Federal Home Loan Bank (FHLB) advances — long-term	(873)	(274)	(1,147)	(911)	485	(426)

Total change in interest expense on interest-bearing liabilities	(426)	(32,296)	(32,722)	4,501	6,117	10,618

Total Increase (Decrease) in Net Interest Income (FTE)	$2,624	$12,659	$15,283	$(2,065)	$55	$(2,010)

*	Taxable equivalent basis using a federal income tax rate of 35%.

**	The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate change in proportion to the relationship of the absolute dollar amount of the change in each.

The $15.3 million increase in net interest income (FTE) in 2008, as compared to 2007, is analyzed in detail in Table 4. The increase in net interest income (FTE) during 2008 was mostly attributable to the reduction in the average cost of interest-bearing liabilities significantly exceeding the reduction in the average yield on interest-earning assets. The favorable effect of an increase in average loans of $67.3 million represents the majority of the increase in net interest income (FTE) attributable to average volume. The positive impact attributable to the increase in loans was partially offset by the adverse impact of modest changes in the mix of customer deposit accounts from lower-cost transaction and savings accounts to higher-cost money market savings accounts. The Corporation’s balance sheet was liability sensitive throughout 2008, with a significantly higher percentage of interest-bearing liabilities repricing than interest-earning assets.

The Corporation’s competitive position within many of its market areas limits its ability to materially increase deposits without adversely impacting the weighted average cost of core deposits.

In 2007, the FOMC lowered the Federal Funds rate three times during the last four months of the year, a total of 100 basis points, which resulted in an equal decline each time in the prime rate. The Federal Funds rate was 4.25% on December 31, 2007, compared to 5.25% on December 31, 2006. The prime rate was 7.25% on December 31, 2007, compared to 8.25% on December 31, 2006. While short-term interest rates were generally stable through the first half of 2007, long-term interest rates declined to produce an inverted interest yield curve in the two-to-five year segment of the curve through most of the first three quarters of the year. The ten-year U.S. Treasury note, which is generally used to price both 15- and 30-year residential mortgage loans, was 4.04% at the end of 2007, compared to 4.71% at the end of 2006.

Net interest margin was 3.73% in 2007, compared to 3.82% in 2006. The decrease in net interest margin during 2007, compared to 2006, was primarily attributable to the increase in the average yield on interest-earning assets not keeping pace with the increase in the average cost of interest-bearing liabilities, resulting from the lagging impact of short-term market interest rates increasing in 2006. The average yield on interest-earning assets increased 19 basis points to 6.42% in 2007. In comparison, the average cost of interest-bearing liabilities increased 36 basis points to 3.52% in 2007. The increase in the cost of interest-bearing liabilities was attributable to a combination of factors, including the lagging impact of the increase in market interest rates during 2006 on certificates of deposit, the migration of customer funds from lower yielding deposit products into higher yielding time deposits and a slight change in the mix of deposits, with a slight decline in lower-cost consumer deposits being offset by increases in higher-cost business and municipal customer deposits. The yield on the Corporation’s loan portfolio changed only moderately due to the loan portfolio being comprised predominately of fixed interest rate loans or loans with interest rates fixed for at least five years. In addition, the competition for loan volume was strong during 2007 in the Corporation’s local markets, resulting in heightened pricing competition for new loan originations and lower than expected yields on new and refinanced loans.

LOANS

The Corporation’s subsidiary bank is a full-service commercial bank and, therefore, the acceptance and management of credit risk is an integral part of the Corporation’s business. At December 31, 2008, the Corporation’s loan portfolio was $2.98 billion and consisted of loans to commercial borrowers (commercial, real estate commercial and real estate construction-commercial) totaling $1.46 billion, or 49% of total loans, loans to consumer borrowers for the purpose of acquiring residential real estate (real estate construction-residential and real estate residential) totaling $869 million, or 29% of total loans, and loans to consumer borrowers secured by various types of collateral totaling $649 million, or 22% of total loans, at that date. Loans at fixed interest rates comprised 79% of the Corporation’s loan portfolio at December 31, 2008, compared to 81% at December 31, 2007. The Corporation maintains loan policies and credit underwriting standards as part of the process to manage credit risk. Underwriting standards are designed to promote relationship banking rather than transactional banking. These standards include providing loans generally only within the Corporation’s market areas. The Corporation’s lending markets generally consist of small communities across the middle to southern and western sections of the lower peninsula of Michigan. The Corporation’s lending market areas do not include the southeastern portion of Michigan. The average size of commercial loan transactions is generally relatively small, which decreases the risk of loss within the commercial loan portfolio due to the lack of loan concentration. The Corporation’s commercial loan portfolio, defined as commercial, real estate commercial and real estate construction-commercial loans, is well diversified across business lines and has no concentration in any one industry. The total commercial loan portfolio of $1.46 billion at December 31, 2008 included 63 loan relationships of $2.5 million and greater. These 63 borrowing relationships totaled $320 million and represented 22% of the total commercial loan portfolio at December 31, 2008. Further, at December 31, 2008, only four of these borrowing relationships were $10 million or higher, totaling $53.3 million, or 3.6%, of the commercial loan portfolio as of that date. The remaining commercial loan portfolio totaling $1.14 billion at December 31, 2008 consisted of approximately 5,900 relationships. The Corporation has no foreign loans or any loans to finance highly leveraged transactions. The Corporation’s lending philosophy is implemented through strong administrative and reporting controls at the subsidiary bank level, with additional oversight at the corporate level. The Corporation maintains a centralized independent loan review function, which monitors asset quality of the loan portfolio.

The Corporation’s subsidiary bank has extended loans to its directors, executive officers and their affiliates. The loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time and did not involve more than the normal risk of repayment by the borrower or present other unfavorable features. Note 5 to the consolidated financial statements includes more information on loans to the Corporation’s directors, executive officers and their affiliates.

The Corporation experiences competition for commercial loans primarily from larger regional banks located both within and outside of the Corporation’s market areas and from other community banks located within the Corporation’s lending markets. The Corporation’s competition for real estate residential loans primarily includes community banks, larger regional banks, savings associations, credit unions and mortgage companies. The Corporation experiences competition for consumer loans mostly from captive automobile finance companies, larger regional banks, community banks and local credit unions. The Corporation’s loan portfolio is generally diversified along industry lines, and therefore, the Corporation believes that its loan portfolio is reasonably sheltered from a material adverse economic impact in any one industry.

Table 5 includes the composition of the Corporation’s loan portfolio, by major loan category, as of December 31, 2008, 2007, 2006, 2005 and 2004.

TABLE 5. SUMMARY OF LOANS

	December 31,
	2008	2007	2006	2005	2004

	(Dollars in thousands)

Distribution of Loans:
Commercial	$587,554	$515,319	$545,591	$517,852	$468,970
Real estate commercial	786,404	760,399	726,554	704,684	697,779
Real estate construction	119,001	134,828	145,933	158,376	120,900
Real estate residential	839,555	838,545	835,263	785,160	758,789
Consumer	649,163	550,343	554,319	540,623	537,102

Total loans	$2,981,677	$2,799,434	$2,807,660	$2,706,695	$2,583,540

Total loans at December 31, 2008 were $2.98 billion, an increase of $182 million, or 6.5%, from total loans at December 31, 2007, compared to a slight decrease in loans of $8 million, or 0.3%, during 2007 and a $101 million, or 3.7%, increase in total loans during 2006.

The Corporation’s lending markets are all within the state of Michigan where the economy has been in a recession for a number of years. The recession in Michigan during most of 2008 has been characterized as severe and was exacerbated by the economic impact of a struggling automotive industry. However, the Corporation’s lending opportunities were strong throughout 2008 and resulted in the largest amount of loan growth measured in both dollars and percentages during the four years ended December 31, 2008. A significant portion of the loan growth in 2008 was attributable to the Corporation’s competitor banks intentionally reducing their lending efforts due to liquidity concerns. Additionally, during the second half of 2008, as the captive automotive finance companies largely exited the leasing business and significantly changed their underwriting standards, the Corporation experienced a significant increase in new auto loan origination opportunities. A summary of the changes in the loan portfolio by category follows.

Commercial loans totaled $587.5 million at December 31, 2008, an increase of $72.2 million, or 14.0%, from total commercial loans at December 31, 2007 of $515.3 million. The growth in commercial loans during 2008 was attributable to a combination of an increase in loan balances of existing customers and loans to new customers. These increases arose throughout the Corporation’s lending markets and across a range of different industries. Commercial loans decreased $30.3 million, or 5.5%, during 2007 from total commercial loans at December 31, 2006 of $545.6 million. Commercial loans represented 19.7%, 18.4% and 19.4% of total loans outstanding at December 31, 2008, 2007 and 2006, respectively.

Real estate loans include real estate commercial loans, real estate construction loans and real estate residential loans. At December 31, 2008, 2007 and 2006, real estate loans totaled $1.74 billion, $1.73 billion and $1.71 billion, respectively. Real estate loans increased $11.2 million, or 0.6%, in 2008 and $26.0 million, or 1.5%, in 2007. Real estate loans as a percentage of total loans at December 31, 2008, 2007 and 2006 were 58.5%, 62.0% and 60.9%, respectively.

Real estate commercial loans increased $26.0 million, or 3.4%, during 2008 to $786.4 million at December 31, 2008. Real estate commercial loans increased $33.8 million, or 4.7%, during 2007 to $760.4 million at December 31, 2007. At December 31, 2008, 2007 and 2006, real estate commercial loans as a percentage of total loans were 26.4%, 27.2% and 25.9%, respectively.

Commercial lending and real estate commercial lending are generally considered to involve a higher degree of risk than one- to four-family residential lending. Real estate commercial loans are loans secured by real estate occupied by the borrower for ongoing operations and non-owner occupied real estate leased to one or more tenants. At December 31, 2008, approximately 74% of the outstanding balance of the Corporation’s real estate commercial loans were secured by owner-occupied properties. Real estate commercial lending also includes loans to residential and commercial developers for the purchase of vacant land that is intended to be developed and land development loans. Land development loans are loans made to residential and commercial developers for infrastructure improvements to create finished marketable lots for residential or commercial construction. Vacant land loans are also made to borrowers for investment purposes. Commercial and real estate commercial lending typically involves larger loan balances concentrated in a single borrower. In addition, the payment experience on loans secured by income-producing properties, vacant land and land development loans are typically dependent on the success of the operation of the related project and are typically affected by adverse conditions in the real estate market and in the economy. The Corporation generally attempts to mitigate the risks associated with commercial lending by, among other things, lending primarily in its market areas, lending across industry lines, not developing a concentration in any one line of business and using prudent loan-to-value ratios in the underwriting process.

Real estate construction loans are originated for both business and residential properties, including development. These loans often convert to a real estate commercial or real estate residential loan at the completion of the construction period, however, most development loans are originated with the intention that the loans will be paid through the sale of finished properties by the developers within twelve months of the completion date. The severe recession in Michigan has resulted in the inability of most developers to sell their finished developed lots and units within their original expected time frames. Further, few of the Corporation’s development borrowers sold developed lots or units during 2008 due to the poor economic environment. Real estate construction loans made to consumers are for the construction of single family residences and are secured by these properties. Real estate construction loans to consumers at December 31, 2008 and December 31, 2007 were $29.3 million and $42.0 million, respectively. Total real estate construction loans were $119.0 million at December 31, 2008, a decrease of $15.9 million, or 11.7%, from December 31, 2007. The decrease in real estate construction loans was partially attributable to the lack of residential housing development lending during 2008, as it has been well publicized nationwide that this industry over expanded during the last few years. Business expansion and development continued at a historically low rate during 2008 across all of the Corporation’s market areas due to the recessionary economic environment within the state of Michigan. Real estate construction loans were $134.8 million at December 31, 2007, a decrease of $11.1 million, or 7.6%, from December 31, 2006. At December 31, 2008, 2007 and 2006, real estate construction loans as a percentage of total loans were 4.0%, 4.8% and 5.2%, respectively.

Real estate construction lending involves a higher degree of risk than one- to four-family residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser of the property if it will not be owner-occupied. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. The Corporation’s risk in this area increased during 2008 as the sale of units in residential real estate development projects slowed significantly, as customer demand significantly decreased and the inventory of unsold housing units increased across the state of Michigan.

Table 6 presents the maturity distribution of commercial, real estate commercial and real estate construction loans. These loans totaled $1.49 billion at December 31, 2008, compared to $1.41 billion at December 31, 2007 and represented 50% of total loans at December 31, 2008 and 2007. The percentage of these loans maturing within one year was 36% at December 31, 2008, compared to 38% at December 31, 2007. The percentage of these loans maturing beyond five years remained low at 9% at both December 31, 2008 and 2007. At December 31, 2008 and 2007, commercial, real estate commercial and real estate construction loans with maturities beyond one year totaled $962 million and $875 million, respectively, and were comprised of 91% and 90%, respectively, of loans at fixed interest rates.

TABLE 6. COMPARISON OF LOAN MATURITIES AND INTEREST SENSITIVITY (Dollars in thousands)

	December 31, 2008				December 31, 2007
	Due In				Due In

	1 Year	1 to 5	Over 5		1 Year	1 to 5	Over 5
	or Less	Years	Years	Total	or Less	Years	Years	Total

Loan Maturities:
Commercial	$303,518	$234,795	$49,241	$587,554	$284,546	$187,239	$43,534	$515,319
Real estate commercial	169,787	566,503	50,114	786,404	194,674	526,223	39,502	760,399
Real estate construction	57,572	25,572	35,857	119,001	56,321	32,641	45,866	134,828

Total	$530,877	$826,870	$135,212	$1,492,959	$535,541	$746,103	$128,902	$1,410,546

Percent of Total	36%	55%	9%	100%	38%	53%	9%	100%

	December 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent

Interest Sensitivity:
Above loans maturing after one year which have:
Fixed interest rates	$877,685	91%	$784,300	90%
Variable interest rates	84,397	9	90,705	10

Total	$962,082	100%	$875,005	100%

Real estate residential loans increased $1.1 million, or 0.1%, during 2008 to $839.6 million at December 31, 2008. The increase in real estate residential loans was low, compared to the growth in other loan categories, as the housing market across the state of Michigan was extremely weak throughout 2008. Real estate residential loans increased $3.3 million, or 0.4%, during 2007 to $838.5 million at December 31, 2007. At December 31, 2008, 2007 and 2006, real estate residential loans as a percentage of total loans were 28.1%, 30.0% and 29.8%, respectively.

The Corporation’s real estate residential loans primarily consist of one- to four-family residential loans with original fixed interest rates of fifteen years or less. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally have private mortgage insurance. At December 31, 2008, the Corporation had $52.2 million in real estate residential loans, or 6.2%, of the real estate residential loan portfolio that had private mortgage insurance.

The Corporation’s general practice is to sell real estate residential loan originations with interest rates fixed for time periods greater than ten years in the secondary market. The Corporation originated $344 million of real estate residential loans during 2008 and sold $145 million of these originations in the secondary market, compared to the origination of $311 million in real estate residential loans during 2007 and the sale of $136 million of these originations in the secondary market.

At December 31, 2008, the Corporation was servicing $604 million of real estate residential loans that had been originated by the Corporation in its market areas and subsequently sold in the secondary mortgage market. At December 31, 2007 and December 31, 2006, the Corporation was servicing real estate residential loans for others in the amounts of $576 million and $558 million, respectively.

Consumer loans totaled $649.2 million at December 31, 2008, an increase of $98.9 million, or 18.0%, from total consumer loans at December 31, 2007 of $550.3 million. Consumer loans decreased $4.0 million, or 0.7%, during 2007. Consumer loans represented 21.8%, 19.6% and 19.7% of total loans outstanding at December 31, 2008, 2007 and 2006, respectively.

Consumer loans generally have shorter terms than mortgage loans but generally involve more credit risk than one- to four-family residential lending because of the type and nature of the collateral. The Corporation originates consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer loans are generally relatively small loan amounts that are spread across many individual borrowers, which minimizes the risk per loan transaction. Collateral values, particularly those of automobiles, recreational vehicles and boats, are negatively impacted by many factors, such as new car promotions, vehicle condition and even more significantly, overall economic conditions. Consumer loans also include home equity loans, whereby consumers utilize equity in their personal residence, generally through a second mortgage, as collateral to secure the loan. Credit risk in these types of loans has historically been low as property values of residential real estate have historically increased year over year. Credit risk on home equity loans increased during 2008 as property values declined an average of 15% throughout the state of Michigan, thus increasing the risk of insufficient collateral, and in some cases, no collateral available on these loans when the consumer is no longer able to make payments. At December 31, 2008, approximately 40% of consumer loans were secured by the borrowers’ personal residences, 25% by automobiles, 15% by recreational vehicles, 10% by marine vehicles and the remaining 10% was mostly unsecured. Consumer lending collections are dependent on the borrowers’ continuing financial stability, and thus are more likely to be affected by adverse personal situations. Overall, credit risk on these loans increases as the unemployment rate increases. The unemployment rate in the state of Michigan was over 10% at December 31, 2008, which was significantly higher than the national average of 7% at that date.

NONPERFORMING ASSETS

Nonperforming assets consist of nonperforming loans, which are defined as loans for which the accrual of interest has been discontinued and loans that are past due as to principal or interest by ninety days or more and are still accruing interest, and assets obtained through foreclosures and repossessions. The Corporation transfers a loan that is ninety days or more past due to nonaccrual status, unless it believes the loan is both well secured and in the process of collection. Accordingly, the Corporation has determined that the collection of accrued and unpaid interest on any loan that is ninety days or more past due and still accruing interest is probable. Nonperforming assets were $113.3 million at December 31, 2008, compared to $74.5 million at December 31, 2007, and $35.8 million at December 31, 2006 and represented 2.9%, 2.0% and 0.9%, respectively, of total assets. It is management’s opinion that the increase in nonperforming assets is largely attributable to the severe recessionary economic climate within Michigan, which has resulted in cash flow difficulties being encountered by many business and consumer loan customers. The unemployment rate in Michigan was over 10% at December 31, 2008, compared to 7% nationwide. The increase in the Corporation’s nonperforming assets was not concentrated in any one industry or any one geographical area within Michigan. In addition, the sizes of the commercial loan transactions are generally relatively small, which mitigates somewhat the risk of loss within the commercial loan portfolio due to the lack of loan concentration. At December 31, 2008, the Corporation had 63 commercial loan relationships of $2.5 million and greater that totaled $320 million and comprised 22% of commercial, real estate commercial and real estate construction-commercial loans at that date, with four loan relationships exceeding $10 million and totaling $53 million. The remaining commercial, real estate commercial and real estate construction-commercial loans totaling $1.14 billion at December 31, 2008 consisted of approximately 5,900 loan relationships. While it has been well publicized nationwide throughout 2008 that appraisal values of residential real estate have generally declined, the Corporation has also experienced declines in commercial real estate appraisals due to the weakness in the economy in Michigan. It is management’s assessment that as of December 31, 2008, for both real estate commercial and residential loans, the discounted loan-to-value ratios within the Corporation’s loan portfolio are generally still within an acceptable underwriting range. Based on the declines in both commercial and residential real estate values, management continues to discount appraised values to compute estimated fair market values of real estate secured loans.

The Corporation considers a loan as impaired when management determines it is probable that all of the principal and interest due under the contractual terms of the loan will not be collected. Consistent with this definition, all nonaccrual loans (with the exception of nonaccrual real estate residential and nonaccrual consumer loans) are impaired. The Corporation measures impairment on commercial, real estate commercial and real estate construction-commercial loans. In most instances, the impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate.

Impaired loans were $59.0 million at December 31, 2008, compared to $45.9 million at December 31, 2007 and $19.8 million at December 31, 2006. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, it was determined that impaired loans totaling $30.3 million at December 31, 2008 required a valuation allowance compared to $22.2 million of impaired loans at December 31, 2007 and $3.8 million of impaired loans at December 31, 2006. The valuation allowance on impaired loans was $9.2 million at December 31, 2008 compared to $4.6 million at December 31, 2007 and $0.9 million at December 31, 2006.

The following table provides a five-year history of nonperforming assets and the composition of nonperforming loans by major loan category:

TABLE 7. NONPERFORMING ASSETS

	December 31,
	2008	2007	2006	2005	2004

	(Dollars in thousands)

Nonaccrual loans:
Commercial	$16,324	$10,961	$4,203	$3,133	$3,245
Real estate commercial	27,344	19,672	9,612	2,950	1,343
Real estate construction	15,310	12,979	2,552	3,741	—
Real estate residential	12,175	8,516	2,887	3,853	3,133
Consumer	5,313	3,468	985	884	676

Total nonaccrual loans	76,466	55,596	20,239	14,561	8,397
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	1,652	1,958	1,693	825	106
Real estate commercial	9,995	4,170	2,232	2,002	—
Real estate construction	759	—	174	—	—
Real estate residential	3,369	1,470	1,158	1,717	1,023
Consumer	1,087	166	1,414	592	524

Total accruing loans contractually past due 90 days or more as to interest or principal payments	16,862	7,764	6,671	5,136	1,653

Total nonperforming loans	93,328	63,360	26,910	19,697	10,050
Other real estate and repossessed assets	19,923	11,132	8,852	6,801	6,799

Total nonperforming assets	$113,251	$74,492	$35,762	$26,498	$16,849

Nonperforming loans as a percent of total loans	3.13%	2.26%	0.96%	0.73%	0.39%

Nonperforming assets as a percent of total assets	2.92%	1.98%	0.94%	0.71%	0.45%

Total nonperforming loans were $93.3 million, or 3.13%, of total loans at December 31, 2008, compared to $63.4 million, or 2.26%, of total loans at December 31, 2007. The increase in nonperforming loans occurred across all loan categories. The increase in the level of nonperforming loans in 2008 was largely attributable to the recessionary economic conditions in the state of Michigan and in the Corporation’s local markets that have been existent in the state of Michigan since 2006, only to have worsened in 2008 with no economic indications of improving in 2009. Commercial, real estate commercial and real estate construction nonperforming loans totaled $71.4 million at December 31, 2008, or 76%, of total nonperforming loans at that date. The majority of the Corporation’s net loan charge-offs during 2008 also occurred within these three loan categories, with 80% of net loan charge-offs in 2008 attributable to these three loan categories.

The following schedule provides the composition of nonperforming loans, by major loan category, as of December 31, 2008 and 2007.

	December 31,
	2008		2007
		%		%
	Amount	of Total	Amount	of Total

	(Dollars in thousands)

Commercial	$17,976	19%	$12,919	20%
Real estate commercial	37,339	40	23,842	38
Real estate construction	16,069	17	12,979	20

Sub-total	71,384	76	49,740	78
Real estate residential	15,544	17	9,986	16
Consumer	6,400	7	3,634	6

Total nonperforming loans	$93,328	100%	$63,360	100%

Nonperforming real estate residential loans were $15.5 million at December 31, 2008, an increase of $5.5 million, or 56%, from total nonperforming real estate residential loans of $10.0 million at December 31, 2007. Nonperforming real estate residential loans represented 17% of nonperforming loans at December 31, 2008, compared to 16% at December 31, 2007. The increase in nonperforming real estate residential loans was attributable to a rise in delinquencies, bankruptcies and foreclosures primarily reflective of an increase in the unemployment rate in the state of Michigan.

Nonperforming consumer loans were $6.4 million at December 31, 2008, an increase of $2.8 million, or 76%, from total nonperforming consumer loans of $3.6 million at December 31, 2007. The increase in nonperforming consumer loans during 2008 was also primarily reflective of an increase in the unemployment rate in the state of Michigan.

The following schedule presents additional data related to nonperforming commercial, real estate commercial and real estate construction loans by dollar amount as of December 31, 2008 and 2007.

	December 31,
	2008		2007
	Number of		Number of
	Borrowers	Amount	Borrowers	Amount

	(Dollars in thousands)

$5.0 million or more	1	$6,083	1	$6,060
$2.5 million - $4,999,999	3	10,259	2	5,728
$1.0 million - $2,499,999	12	18,868	10	15,986
$500,000 - $999,999	20	14,758	11	8,072
$250,000 - $499,999	31	10,125	19	6,232
Under $250,000	133	11,291	105	7,662

Total	200	$71,384	148	$49,740

Nonperforming commercial loans of $18.0 million at December 31, 2008 were up $5.1 million, or 39%, from nonperforming commercial loans at December 31, 2007 of $12.9 million. The nonperforming commercial loans at December 31, 2008 were not concentrated in any single industry and it is management’s opinion that the increase in 2008 was primarily reflective of the recessionary economic conditions in Michigan.

The Corporation’s real estate commercial loan portfolio is comprised of commercial real estate, land development and vacant land loans. Real estate commercial loans are secured by real estate occupied by the borrower for ongoing operations and by non-owner occupied real estate leased to one or more tenants. Land development loans are secured by land that is being developed in terms of infrastructure improvements to create finished marketable lots for commercial or residential construction. Vacant land loans are secured by undeveloped land that has been acquired for future development or investment purposes. Nonperforming real estate commercial loans totaled $37.3 million at December 31, 2008, up $13.5 million, or 57%, from $23.8 million at December 31, 2007. At December 31, 2008, the Corporation’s nonperforming real estate commercial loans included a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation’s market areas. The largest concentrations of the $37.3 million in nonperforming real estate commercial loans at December 31, 2008 were $3.5 million in loans secured by residential development real estate and loans totaling $5.7 million to one customer that were secured primarily by vacant land, which combined comprised 25% of nonperforming real estate commercial loans at that date. At December 31, 2008, $7.9 million of the nonperforming real estate commercial loans were in various stages of foreclosure with 27 borrowers. The Michigan economy remains weak, thus creating a difficult business environment for many lines of business across the state.

Real estate construction loans are comprised of loans in the construction phase to both commercial and consumer customers. Real estate construction loans made to commercial customers are secured by commercial real estate and includes commercial and residential real estate development projects that the customer intends to sell and commercial real estate that the customer intends to convert to income producing property or become owner-occupied. These loans also include land development loans that are secured by land that is in the process of actively being developed in terms of infrastructure improvements to create finished marketable lots for future development. Real estate construction loans made to consumers are for the construction of single family residences and are secured by these properties.

Nonperforming real estate construction loans at December 31, 2008 were $16.1 million, up $3.1 million, or 24%, from $13.0 million at December 31, 2007. At December 31, 2008, $14.3 million of nonperforming real estate construction loans were secured by residential development real estate comprised of a combination of vacant land, improved lots and housing units. The economy in Michigan has significantly adversely impacted housing demand throughout the state and, accordingly, the Corporation has experienced an increase in the number of its residential real estate development borrowers with cash flow difficulties associated with a significant decline in sales of residential real estate lots and units.

At December 31, 2008, the Corporation had $68.9 million in residential development loans in various stages of completion, collateralized by a combination of vacant land, improved lots and housing units. These loans are included in the real estate commercial and real estate construction loan categories. At December 31, 2008, $17.7 million, or 26%, of residential development loans were nonperforming and are included in the nonperforming real estate commercial and nonperforming real estate construction loans discussed above.

Other real estate and repossessed assets is a component of nonperforming assets that primarily includes real property acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and also personal and commercial property held for sale. Other real estate and repossessed assets totaled $19.9 million at December 31, 2008, up $8.8 million, or 79%, from $11.1 million at December 31, 2007. The increase during 2008 was the result of the migration of nonperforming loans secured by real estate into other real estate as the foreclosure processes were completed, including the expiration of the redemption periods.

At December 31, 2008, other real estate and repossessed assets of $19.9 million was comprised of 29 commercial properties totaling $6.2 million, commercial development properties obtained from four developers totaling $1.6 million, 75 residential real estate properties totaling $7.0 million, 13 residential development projects totaling $4.7 million and other repossessions, including commercial equipment, automobiles, boats and recreational vehicles totaling $0.4 million.

The commercial properties totaling $6.2 million at December 31, 2008 included six properties with carrying values greater than $0.25 million that totaled $4.3 million, with two of these properties having carrying values exceeding $1.0 million that totaled $2.3 million. The residential properties totaling $7.0 million at December 31, 2008 included four properties with carrying values greater than $0.25 million that totaled $3.0 million, with one of these properties having a carrying value of $1.6 million. The residential development projects totaling $4.7 million were primarily concentrated in five projects totaling $4.1 million, or 87% of the total. These residential development projects are unfinished in varying stages of completion. The largest residential development project is a high-rise mixed use condominium building with eleven unsold residential units and a carrying value of $1.8 million. Only one unit has been sold in this project and that unit was sold in 2005. The carrying value of $1.8 million on the high-rise mixed use condominium building at December 31, 2008 was net of $1.2 million in fair value write-downs, including $0.7 million that occurred during 2008.

The historically large inventory of other real estate properties held for sale across the state of Michigan has resulted in an increase in the Corporation’s carrying time for other real estate. Consequently, the Corporation had $5.1 million in other real estate properties at December 31, 2008 that had been held in excess of one year as of that date. Due to severe economic conditions in the state of Michigan, management estimated that less than 50% of the other real estate held at December 31, 2008 will be sold during 2009. Additionally, due to the redemption period on foreclosures being relatively long in Michigan (nine months to one year) and the Corporation having a significant number of nonperforming loans that were in the process of foreclosure at December 31, 2008, management anticipates that the level of other real estate will continue to rise during 2009 and will likely remain at elevated levels for some period of time. Other real estate properties are carried at the lower of cost or fair value less estimated cost to sell. At December 31, 2008, all of the other real estate properties, except four properties totaling $0.6 million, had been written down to fair value through a combination of a loan charge-off at the transfer of the loan to other real estate and/or as an operating expense write-down due to further market value decline of the property after the initial transfer date. Accordingly, at December 31, 2008, the carrying value of other real estate of $19.5 million was reflective of $10.9 million in write-downs, which represents a 36% average write-down from the contractual loan balance remaining at the time the property was transferred to other real estate.

There were 68 other real estate properties sold during 2008. Net proceeds from these sales totaled $8 million and on an average basis represented 72% of the remaining contractual loan balance at the time the Corporation received title to the properties.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

TABLE 8. ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Years Ended December 31,
	2008	2007	2006	2005	2004

	(Dollars in thousands)

Balance at beginning of year	$39,422	$34,098	$34,148	$34,166	$33,179
Provision for loan losses	49,200	11,500	5,200	4,285	3,819
Loan charge-offs:
Commercial	(16,787)	(1,622)	(1,389)	(2,126)	(1,270)
Real estate commercial	(6,995)	(1,675)	(1,564)	—	(88)
Real estate construction	(2,963)	(1,272)	(1,201)	—	—
Real estate residential	(2,458)	(484)	(515)	(453)	(430)
Consumer	(4,739)	(1,935)	(1,976)	(2,407)	(2,175)

Total loan charge-offs	(33,942)	(6,988)	(6,645)	(4,986)	(3,963)
Recoveries of loans previously charged off:
Commercial	1,473	249	370	110	464
Real estate commercial	131	21	6	11	7
Real estate construction	29	30	—	—	—
Real estate residential	160	18	98	29	105
Consumer	583	494	521	533	555

Total loan recoveries	2,376	812	995	683	1,131

Net loan charge-offs	(31,566)	(6,176)	(5,650)	(4,303)	(2,832)
Allowance of branches acquired	—	—	400	—	—

Allowance for loan losses at end of year	$57,056	$39,422	$34,098	$34,148	$34,166

Net loan charge-offs during the year as a percentage of average loans outstanding during the year	1.10%	0.22%	0.20%	0.16%	0.11%

Allowance for loan losses as a percentage of total loans outstanding at end of year	1.91%	1.41%	1.21%	1.26%	1.32%

Allowance for loan losses as a percentage of nonperforming loans outstanding at end of year	61%	62%	127%	173%	340%

The provision for loan losses is the amount added to the allowance for loan losses to absorb inherent loan losses (charge-offs) in the loan portfolio. The provision for loan losses reflects management’s evaluation of the adequacy of the allowance for loan losses. A summary of the activity in the allowance for loan losses for the last five years is included in Table 8. The allowance for loan losses represents management’s assessment of probable losses in the Corporation’s loan portfolio. Management quarterly evaluates the allowance for loan losses to ensure the level is adequate to absorb losses inherent in the loan portfolio. This evaluation is based on a continuous review of the loan portfolio, both individually and by category, and includes consideration of changes in the mix and volume of the loan portfolio, actual loan loss experience and loan loss trends, the financial condition of the borrowers, industry and geographical exposures within the portfolio, economic conditions and employment levels of the Corporation’s local markets, and special factors affecting business sectors. A formal evaluation of the allowance for loan losses is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The Corporation’s loan review function is independent of the loan origination function and reviews the formal evaluation of the allowance for loan losses at least annually. The Corporation’s loan review function was performed by internal staff in 2008 and 2007 and a combination of internal staff and third-party consulting firms during 2006. Loan review performs a detailed credit quality review at least annually on commercial, real estate commercial and real estate construction-commercial loans, particularly focusing on larger balance loans and loans that have deteriorated below certain levels of credit risk.

The provision for loan losses was $49.2 million in 2008, $11.5 million in 2007 and $5.2 million in 2006. The Corporation experienced net loan charge-offs of $31.6 million in 2008, $6.2 million in 2007 and $5.7 million in 2006. Net loan charge-offs as a percentage of average loans were 1.10% in 2008, 0.22% in 2007 and 0.20% in 2006. The increase in net loan charge-offs in 2008 occurred primarily in the commercial loan types (commercial, real estate commercial and real estate construction loans), although net loan charge-offs were higher in all loan categories in 2008, compared to 2007, and reflected the general deterioration in credit quality across the entire loan portfolio. Net loan charge-offs in 2008 included a significant loss attributable to the identification of a fraudulent loan transaction related to a single borrower with an aggregate loan balance of $10.3 million. The Corporation recovered $1.2 million in 2008 through the sale of collateral securing the loan, resulting in a $9.1 million net loan charge-off related to this one borrower, which represented 29% of total net loan charge-offs in 2008. Net loan charge-offs of commercial, real estate commercial and real estate construction loans totaled $25.0 million in 2008 and represented 79% of total net loan charge-offs during the year. The commercial loan type net loan charge-offs were not concentrated in any one industry or borrower, except for the fraudulent loan customer net loan loss of $9.1 million, discussed above, and $5.4 million of net loan charge-offs attributable to residential real estate development loans.

The Corporation’s provision for loan losses in 2008 of $49.2 million was $17.6 million higher than net loan charge-offs in 2008 and $37.7 million higher than the provision for loan losses in 2007. The level of the provision for loan losses in 2008 was primarily reflective of credit deterioration in 2008 that was driven by higher net loan charge-offs, an increase in the valuation allowance on impaired loans, an increase in nonperforming loans, an increase in loan delinquencies, and adverse changes in certain risk grade categories of the commercial and real estate commercial loan portfolios. The level of the provision in 2008 was also slightly impacted by loan growth during the year, as total loans increased $182 million, or 6.5%. The increase in net loan charge-offs was directly related to declining real estate values within the state of Michigan during 2008, as evidenced by both lower appraised values of real estate and lower sales prices of real estate. It is management’s opinion that the overall credit deterioration in the Corporation’s loan portfolio in 2008 was largely reflective of the economic environment in the state of Michigan, as the unemployment rate increased throughout the year to over 10% by the end of the year. The Corporation’s loan portfolio had no concentration in the automotive sector and management had identified its direct exposure to this industry as not material, although the economic impact of the depressed automotive sector spilled over to the general economy within Michigan during 2008. Further, it has been publicized nationally that the residential real estate development industry was one of the industries most affected by the recessionary economy during 2008 and, accordingly, the Corporation experienced $5.4 million of net loan charge-offs in this industry in 2008. In addition, the Corporation’s loan portfolio included 24 residential real estate developers with outstanding contractual balances totaling $17.7 million that are experiencing significant cash flow difficulties and resulted in these loan relationships being classified as nonperforming at December 31, 2008, with $17.6 million in nonaccrual status and impaired at that date. At December 31, 2008, management evaluated the underlying collateral value of the $17.6 million in impaired residential real estate development loans and determined valuation allowances of $1.4 million were required on $3.3 million of these loans, as the value of the underlying collateral was assessed to be less than the carrying value of the loans. The Corporation also partially charged off $3.1 million of these impaired residential real estate development loans during 2007 and 2008. Impaired residential real estate development loans at December 31, 2008 of $17.6 million were largely concentrated in loans to seven developers having individual loan balances exceeding $1 million that totaled $14.3 million.

The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the remainder of the loan portfolio but that have not been specifically identified. The allowance for loan losses is comprised of valuation allowances (assessed for loans that have known credit weaknesses), allowances based on assigned risk ratings, general allowances on the remainder of the loan portfolio based primarily on historical loan loss experience and loan loss trends, and an unallocated allowance for the imprecision in the subjective nature of the specific and general allowance methodology. Factors contributing to the determination of valuation allowances include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions. The Corporation establishes the allowance allocations by the application of projected loss percentages to adversely-graded commercial, real estate commercial and real estate construction-commercial loans by grade categories. General allowances are allocated to all other loans by loan category, based on a defined methodology that focuses on loan loss experience and trends. Allowance allocations to loan categories are developed based on historical loss and past due trends, management’s judgment concerning those trends and other relevant factors, including delinquency, default and loss rates, as well as general economic conditions. Some loans will not be repaid in full. Therefore, the allowance for loan losses is maintained at a level that represents management’s best estimate of inherent losses within the loan portfolio.

In determining the allowance for loan losses and the related provision for loan losses, the Corporation considers four principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired commercial, real estate commercial and real estate construction-commercial loan portfolios, (ii) allocations established for adversely-rated commercial, real estate commercial and real estate construction-commercial loans and nonaccrual real estate residential and nonaccrual consumer loans, (iii) allocations on all other loans based principally on historical loan loss experience and loan loss, delinquency and risk rating trends, and (iv) an unallocated allowance based on the imprecision in the overall allowance methodology.

The first element reflects the Corporation’s estimate of probable losses based upon the systematic review of impaired commercial, real estate commercial and real estate construction-commercial adversely-graded loans. These estimates are based upon a number of objective factors, such as payment history, financial condition of the borrower and discounted collateral exposure. The Corporation measures the investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral, or the present value of expected future cash flows discounted at the loan’s effective interest rate.

The second element reflects the application of the Corporation’s loan grading system. This grading system is similar to those employed by state and federal banking regulators. Commercial, real estate commercial and real estate construction-commercial loans that are risk rated below a certain predetermined risk grade and nonaccrual real estate residential and nonaccrual consumer loans are assigned a loss allocation factor that is based upon a historical analysis of losses incurred within the specific risk grade category. The lower the grade assigned to a loan or category, the greater the allocation percentage that is generally applied.

The third element is determined by assigning allocations based principally upon the three-year average of loss experience for each type of loan. Average losses may be adjusted based on current loan loss and delinquency trends and for the projected impact of loans acquired in branch and bank acquisitions. Loan loss analyses are performed quarterly.

The fourth element is based on factors that cannot be associated with a specific credit or loan category and reflects an attempt to ensure that the overall allowance for loan losses appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected loan losses. Management maintains an unallocated allowance to recognize the uncertainty and imprecision underlying the process of estimating projected loan losses. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocation methodology discussed above, involves the exercise of judgment. The unallocated allowance associated with the imprecision in the risk rating system is based on a historical evaluation of the accuracy of the risk ratings associated with loans. This unallocated portion of the allowance for loan losses is judgmentally determined and generally serves to compensate for the uncertainty in estimating losses, particularly in times of changing economic conditions, and also considers the possibility of improper risk ratings. The unallocated allowance considers the lagging impact of historical charge-off ratios in periods where future loan charge-offs are expected to increase, trends in delinquencies and nonaccrual loans, the changing portfolio mix in terms of collateral, average loan balance, loan growth, the degree of seasoning in the various loan portfolios, and loans recently acquired through acquisitions. The unallocated portion of the allowance for loan losses also takes into consideration economic conditions within the state of Michigan and nationwide, including unemployment levels, industry-wide loan delinquency rates, and in 2008, declining commercial and residential real estate values and historically high inventory levels of residential lots, condominiums and single family houses held for sale.

The Corporation’s allowance was $57.1 million at December 31, 2008 and represented 1.91% of total loans, compared to $39.4 million, or 1.41%, of total loans at December 31, 2007 and $34.1 million, or 1.21%, of total loans at December 31, 2006.

The underlying credit quality of the Corporation’s real estate residential and consumer loan portfolios is dependent primarily on each borrower’s ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the value of the collateral, if any, securing the loan. A borrower’s ability to pay typically is dependent primarily on employment and other sources of income, which in turn is impacted by general economic conditions, although other factors may also impact a borrower’s ability to pay. At December 31, 2008, with the unemployment rate in the state of Michigan at over 10%, more consumer borrowers became past due and the Corporation experienced higher real estate residential and consumer loan losses in 2008 as compared to 2007. In addition, due to numerous economic and other factors, the Corporation experienced higher average individual loan losses in the real estate residential and consumer loan portfolios during 2008, due to more defaults that were largely attributable to higher unemployment levels within the state and lower fair values of collateral. During 2008, the Corporation sold 35 residential real estate properties that it obtained through the foreclosure process with net proceeds totaling $3 million and realized an average loss of 29% of the remaining loan balance on these properties. In 2008, the Corporation realized net proceeds of $1.4 million from the sale of repossessed assets and realized an average loss of 58% of the remaining loan balance on these assets. Further, due to significant declines in real estate property values, the Corporation experienced an increase in loan charge-offs on home equity loans. On an average basis, these loan losses were relatively low in 2008 at 55 basis points of total home equity loans, or $1.3 million. However, the Corporation realized approximately $1.2 million in loan losses on home equity consumer loans that represented 100% of the remaining loan balance, as there was no remaining equity in the customers’ homes.

Impaired loans were $59.0 million at December 31, 2008, $45.9 million at December 31, 2007 and $19.8 million at December 31, 2006. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, it was determined that $30.3 million of impaired loans at December 31, 2008 required a valuation allowance, compared to $22.2 million at December 31, 2007 and $3.8 million at December 31, 2006. The valuation allowance allocated to impaired loans was $9.2 million at December 31, 2008, compared to $4.6 million at December 31, 2007 and $0.9 million at December 31, 2006.

Impaired loans are partially charged off when the impairment is deemed an inherent loss. Impaired loans with carrying values totaling $15.2 million at December 31, 2008 were net of $10.1 million in partial loan charge-offs, resulting in the total carrying values of these impaired loans as a percentage of the remaining contractual loan balances being an average of 60% at year-end. These impaired loans had no valuation allowance at December 31, 2008.

While a significant percentage of impaired loans at December 31, 2008 had been partially charged off or had a valuation allowance assigned to the loan, there were impaired loans totaling $13.5 million for which the Corporation determined the contractual balance of the loan was less than the fair value of the underlying collateral securing the loan, and therefore neither a valuation allowance nor a partial loan charge-off was required for these loans.

The process of measuring the fair value of impaired loans and the allocation of the allowance for loan losses requires judgment and estimation; therefore, the eventual outcome may differ from the estimates used on these loans. Continued severe economic conditions and/or declining property values could result in higher loan losses, which could result in the need for a higher allowance for loan losses.

Economic conditions in the Corporation’s markets, all within Michigan, were generally less favorable than those nationwide during 2008. Forward-looking indicators suggest these economic conditions will continue into 2009.

The allocation of the allowance for loan losses in Table 9 is based upon ranges of estimates and is not intended to imply either limitations on the usage of the allowance or exactness of the specific amounts. The entire allowance is available to absorb future loan losses without regard to the categories in which the loan losses are classified. The allocation of the allowance is based upon a combination of factors, including historical loss factors, credit-risk grading, past-due experiences, and the trends in these, as well as other factors, as discussed above.

TABLE 9. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

					December 31,
	2008		2007		2006		2005		2004

		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
Loan Type	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in millions)

Commercial	$12.3	20%	$9.7	19%	$8.9	19%	$9.0	19%	$8.8	18%
Real estate commercial	20.3	26	12.8	27	11.4	26	11.6	26	11.9	27
Real estate construction	3.8	4	3.0	5	1.8	5	1.8	6	1.4	5
Real estate residential	8.0	28	5.5	30	3.6	30	3.6	29	4.0	29
Consumer	10.9	22	6.6	19	6.8	20	6.7	20	6.7	21
Unallocated	1.8	—	1.8	—	1.6	—	1.4	—	1.4	—

Total	$57.1	100%	$39.4	100%	$34.1	100%	$34.1	100%	$34.2	100%

NONINTEREST INCOME

Noninterest income totaled $41.2 million in 2008, $43.3 million in 2007 and $40.1 million in 2006. Noninterest income declined $2.1 million, or 4.8%, in 2008 compared to 2007 and increased $3.2 million, or 7.8%, in 2007 compared to 2006. Noninterest income as a percentage of net revenue (net interest income plus noninterest income) was 22.1% in 2008, 25.0% in 2007 and 23.3% in 2006.

The following schedule includes the major components of noninterest income during the past three years:

	Years Ended December 31,
	2008	2007	2006

	(In thousands)

Service charges on deposit accounts	$20,048	$20,549	$20,993
Trust and investment services revenue	10,625	11,325	10,378
Other fees for customer services	2,511	3,031	3,068
ATM and network user fees	3,341	2,968	2,707
Insurance commissions	1,042	773	778
Mortgage banking revenue	1,836	2,117	1,742
Investment securities net gains (losses)	1,278	4	(1,330)
Gains on sales of branch bank properties	295	912	—
Insurance settlement	—	1,122	—
Gains on sale of acquired loans	—	—	1,053
Other	221	487	758

Total Noninterest Income	$41,197	$43,288	$40,147

Service charges on deposit accounts were $20.0 million in 2008, $20.5 million in 2007 and $21.0 million in 2006. The decline of $0.5 million, or 2.4%, in 2008 and the decline of $0.5 million, or 2.1%, in 2007 were primarily attributable to a lower level of customer activity in areas where fees and service charges are applicable and customers choosing alternative non-fee based accounts.

Trust and investment services revenue was $10.6 million in 2008, $11.3 million in 2007 and $10.4 million in 2006. The decrease in trust and investment services revenue of $0.7 million, or 6.2%, in 2008, as compared to 2007, resulted from declines in U.S. equity markets, which reduced the market value of assets under management. If the equity markets do not rebound and assets under management do not increase in 2009, the Corporation estimates trust and investment services revenue could decline approximately $2 million in 2009, as calculated using historical average fees as a percentage of average assets under management. The $0.9 million, or 9.1%, increase in trust and investment services revenue in 2007, as compared to 2006, was attributable to higher assets under management that was primarily attributable to positive investment returns in the U.S. equity markets and higher sales of investment products under the Corporation’s CFC Investment Center program.

Other fees for customer services were $2.5 million in 2008, $3.0 million in 2007 and $3.1 million in 2006. The decline of $0.5 million, or 17.2%, in 2008 was primarily attributable to a $0.5 million decrease in float income earned on the sale of bank money orders to customers. The decrease in short-term interest rates lowered the amount of income earned on float balances during 2008. Other fees for customer services in 2007 were approximately the same as in 2006.

ATM and network user fees were $3.3 million in 2008, $3.0 million in 2007 and $2.7 million in 2006. ATM and network user fees increased $0.4 million, or 12.6%, in 2008 due primarily to increased debit card activity. ATM and network user fees increased $0.3 million, or 9.6%, in 2007 due primarily to a $0.3 million, or 53.6%, decline in the reserve for debit card reward points that was attributable to the retirement of inactive points.

Insurance commissions were $1.0 million in 2008, $0.8 million in 2007 and $0.8 million in 2006. The increase of $0.2 million, or 34.8%, in 2008 was primarily attributable to increases in closing fees and title insurance premium income due to a significant increase in mortgage loan closing activity. Insurance commissions in 2007 were approximately the same as in 2006, due to lower title insurance commissions being partially offset by higher credit life insurance income.

Mortgage banking revenue (MBR) was $1.8 million in 2008, $2.1 million in 2007 and $1.7 million in 2006. During 2008, the Corporation sold $145 million of real estate residential loans in the secondary market, compared to $136 million in 2007 and $118 million in 2006. During the three years ended December 31, 2008, the majority of residential mortgages originated with interest rates fixed for time periods greater than ten years were sold in the secondary market. The decline in MBR in 2008, compared to 2007, was primarily attributable to a decrease in the average net gain on sales of loans and an increase in costs associated with selling loans in the secondary market. The increase in MBR in 2007, compared to 2006, was primarily attributable to an increase in the amount of loans sold.

During the second quarter of 2008, the Corporation realized a $1.7 million gain related to the sale of 92% of the Corporation’s MasterCard Class B shares, which had no cost basis. The $1.7 million gain was partially offset by the Corporation’s recognition of a $0.4 million other-than-temporary impairment loss of a single issue corporate bond in the Corporation’s available-for-sale investment securities portfolio during the third quarter of 2008. The Corporation recognized losses on the sale of investment securities of $1.3 million in 2006. During the fourth quarter of 2006, the Corporation sold $68 million of U.S. Treasury and government sponsored agency investment securities scheduled to mature in 2007 and 2008 that had an average yield of 3.12% and realized a $1.3 million loss. The Corporation had a significant volume of investment securities maturing in 2007 and management deemed it prudent to sell and reinvest a portion of these securities during 2006 as part of its interest rate risk management program. The proceeds from the sale were reinvested in U.S. Treasury and government sponsored agency investment securities with an average life of 3 years and an average yield of 4.81%.

During 2008, the Corporation realized $0.3 million in gains on the sales of two branch office buildings. During 2007, the Corporation realized $0.9 million in gains on the sales of a branch office building and a parcel of excess land contiguous to an existing branch office.

During 2007, the Corporation recognized $1.1 million in nonrecurring noninterest income from an insurance settlement due to damage to a branch building from a fire in an adjacent structure.

During 2006, the Corporation recognized $1.1 million in gains on the sale of $14 million in long-term fixed interest rate real estate residential mortgage loans that were acquired in the 2006 branch transaction.

Noninterest income, excluding nonrecurring sources of revenue from the insurance settlement, gains on sales of branch bank properties, investment securities net gains and losses and the gains on the sale of acquired loans, was $39.6 million in 2008, $41.2 million in 2007 and $40.4 million in 2006. Noninterest income, excluding these nonrecurring items, decreased $1.6 million, or 3.9%, in 2008 and increased $0.8 million, or 2.0%, in 2007. The decline in 2008, compared to 2007, was primarily attributable to decreases in service charges on deposit accounts, trust and investment services revenue, other fees for customer services, mortgage banking revenue and other miscellaneous income being partially offset by increases in ATM and network user fees and insurance commissions. The increase in 2007, compared to 2006, was primarily attributable to increases in trust and investment services revenue, ATM and network user fees and mortgage banking revenue being partially offset by a decline in service charges on deposit accounts and other miscellaneous income.

OPERATING EXPENSES

Total operating expenses were $109.1 million in 2008, $104.7 million in 2007 and $97.9 million in 2006.

The following schedule includes the major categories of operating expenses during the past three years:

	Years Ended December 31,
	2008	2007	2006

	(Dollars in thousands)

Salaries and wages	$48,713	$48,651	$44,959
Employee benefits	10,514	10,357	11,053
Occupancy	10,221	10,172	9,534
Equipment	9,230	8,722	8,842
Postage and courier	3,169	2,841	2,599
Supplies	1,482	1,544	1,335
Professional fees	3,554	4,382	2,645
Outside processing/service fees	3,219	3,495	2,141
Michigan business taxes	(806)	1,132	1,391
Advertising and marketing	2,492	1,854	1,645
Intangible asset amortization	1,543	1,786	2,087
Telephone	2,186	1,829	1,868
Other real estate and repossessed asset expenses	4,680	2,207	2,482
Loan and collection	1,592	702	417
Non-loan losses	1,473	605	298
Other	5,846	4,392	4,578

Total Operating Expenses	$109,108	$104,671	$97,874

Full-time equivalent staff (at December 31)	1,416	1,368	1,443
Efficiency ratio	57.8%	59.6%	56.1%

Operating expenses were $109.1 million in 2008, an increase of $4.4 million, or 4.2%, compared to 2007. Operating expenses were $104.7 million in 2007, an increase of $6.8 million, or 6.9%, compared to 2006. The increase in 2008 was primarily due to increases in other real estate and repossessed asset expenses, loan and collection expenses and other operating expenses that were partially offset by decreases in Michigan business taxes and professional fees. The increase in 2007, compared to 2006, was primarily due to increases in salaries and wages, professional fees and outside processing/service fees.

Total operating expenses as a percentage of total average assets were 2.88% in 2008, 2.77% in 2007 and 2.60% in 2006.

Salaries, wages and employee benefits remain the largest components of operating expenses. These compensation expenses totaled $59.2 million in 2008, $59.0 million in 2007 and $56.0 million in 2006. Salaries and wages expense in 2008 was up only slightly over 2007 as higher costs attributable to merit salary increases, new positions, higher mortgage loan originator commissions and higher share-based compensation expense were almost entirely offset by savings associated with the 2007 reorganization. Salaries and wages expense increased $3.7 million, or 8.2%, in 2007, compared to 2006, due to $1.7 million in reorganization costs and $2.0 million of additional compensation costs attributable to new positions, annual merit compensation increases and higher share-based compensation expense. Compensation expenses as a percentage of total operating expenses were 54.3% in 2008, 56.4% in 2007 and 57.2% in 2006.

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

Employee benefits expense of $10.5 million in 2008 increased $0.2 million, or 1.5%, compared to 2007. The increase was primarily due to higher group health insurance costs. Employee benefits expense of $10.3 million in 2007 was $0.7 million, or 6.3%, lower than in 2006. The decline was primarily due to the transition from a defined benefit plan to a defined contribution plan that began in mid-2006. Pension costs (defined benefit and defined contribution plans combined) were $0.6 million, or 17.7%, lower in 2007, as compared to 2006.

Based on SFAS No. 123(R) “Share-Based Payment” (SFAS 123(R)), the board of directors of the Corporation in December 2005 accelerated the vesting of certain unvested “out-of-the-money” nonqualified stock options previously awarded to employees, including executive officers, under the Corporation’s stock incentive compensation plan. The acceleration of the vesting of these options reduced non-cash compensation expense in 2006, 2007 and 2008 by $0.6 million, $0.4 million and $0.2 million, respectively.

Occupancy expense of $10.2 million in 2008 was approximately the same as 2007. Building repair and maintenance costs increased $0.4 million in 2008, although this increase was mostly offset by the Corporation not incurring losses on the disposal of branches during 2008, compared to losses of $0.3 million in 2007. Occupancy expense increased $0.6 million, or 6.7%, in 2007 compared to 2006. This increase was largely due to the acquisition of two branches in August 2006 and the addition of four newly constructed branch banking offices in late 2006 and early 2007, which increased building repair and maintenance, utilities, real estate taxes, depreciation and other occupancy expense. Depreciation expense recorded in occupancy expense was $2.3 million, $2.4 million and $2.2 million in 2008, 2007 and 2006, respectively.

Equipment expense of $9.2 million in 2008 increased $0.5 million, or 5.8%, compared to 2007, due primarily to higher depreciation expense and higher teleprocessing line costs in association with significant upgrades made to telephone, teleprocessing and computer network equipment. Equipment expense of $8.7 million in 2007 declined $0.1 million, or 1.4%, from 2006, due primarily to lower depreciation expense being partially offset by higher third-party software maintenance expense. Depreciation expense on equipment was $3.5 million, $3.3 million and $3.5 million in 2008, 2007 and 2006, respectively.

Professional fees of $3.6 million in 2008 were $0.8 million, or 18.9%, lower than in 2007. The decline in professional fees was attributable to lower consulting and legal fees compared to the prior year. Professional fees of $4.4 million in 2007 were $1.7 million, or 65.7%, higher than in 2006. The increase in professional fees was partially attributable to $0.6 million of consulting and legal fees related to corporate initiatives completed during the first quarter of 2007. In addition, during 2007, as compared to 2006, external accounting fees were $0.5 million higher and consulting fees for branch analysis were $0.4 million higher.

Outside processing/service fees were $3.2 million in 2008, $3.5 million in 2007 and $2.1 million in 2006. The $0.3 million, or 7.9%, decrease in 2008, compared to 2007, was primarily attributable to slightly higher costs in 2007 associated with costs for third-party technical support used in the 2007 mainframe migration project described below and for network organization and security issues. The increase in outside processing/service fees of $1.4 million, or 63%, in 2007, compared to 2006, was primarily attributable to costs associated with a migration of the Corporation’s core processing mainframe technology to a system with greater capacity and flexibility, internet banking software support and third-party technical support.

Michigan business taxes were $(0.8) million in 2008, $1.1 million in 2007 and $1.4 million in 2006. The Michigan Single Business Tax (SBT), which expired December 31, 2007, was replaced by the Michigan Business Tax (MBT). The MBT includes a provision for a Financial Institutions Tax (FIT), which applies to all banks, savings banks, bank holding companies and all of their affiliated companies and was effective January 1, 2008. The FIT is a tax on a financial institution’s consolidated capital less both goodwill and certain debt obligations held by the financial institution using a five-year average. The MBT is not an income tax and therefore deferred tax assets and liabilities are not recorded related to this tax, which can result in moderate fluctuations in expense between years. The new MBT resulted in a reduction of the Corporation’s Michigan business tax expense during 2008, compared to SBT expense recorded in 2007. The decline in SBT expense in 2007 compared to 2006 was primarily due to lower taxable income compared to the prior year. The decline in Michigan business tax expense in both 2008 and 2007 compared to 2006 was also due to the reversal of contingent tax reserves recorded for the SBT which were no longer required due to the expiration of the statutory audit period. These reversals totaled $0.9 million in 2008 and $0.4 million in 2007 and 2006, respectively. In addition, SBT expenses of $0.5 million previously recorded were reversed during 2008 based on the successful results of a 2008 state tax audit.

Other real estate and repossessed asset expenses were $4.7 million in 2008, $2.2 million in 2007 and $2.5 million in 2006. During 2008, the Corporation recorded write-downs to the carrying cost of other real estate to fair value, due to the general decline in real estate values of $3.0 million compared to $1.2 million in 2007. In addition, increases in maintenance and property tax expenses were incurred in 2008, compared to 2007, due to a significant increase in other real estate held in 2008, compared to 2007.

Loan and collection expenses were $1.6 million in 2008, $0.7 million in 2007 and $0.4 million in 2006. The significant increases in these expenses in both 2008 and 2007 were attributable to the deterioration in the credit quality of the loan portfolio and increased costs associated with foreclosing on properties and obtaining title to properties securing loans that defaulted on payments.

Advertising and marketing expenses of $2.5 million in 2008 were $0.6 million, or 34.4%, higher than in 2007. The increase was primarily due to an increase in market research expenses and print and television ad campaign costs.

Non-loan losses of $1.5 million in 2008 were $0.9 million, or 143%, higher than in 2007. The increase in 2008 was primarily attributable to a branch office loss of $0.8 million recorded in the fourth quarter of 2008.

Other categories of operating expenses include a wide array of expenses, including postage and courier, supplies, intangible asset amortization, telephone costs and other expenses, including FDIC insurance. In total, these other categories of operating expenses totaled $14.2 million in 2008, $12.4 million in 2007 and $12.5 million in 2006. The increase of $1.8 million, or 14.8%, in these operating expenses in 2008, as compared to 2007, was primarily attributable to increases in postage and courier, telephone and other expenses, including FDIC insurance, being partially offset by a decrease in supplies and intangible asset amortization. During 2008, the Corporation utilized $1.4 million of available FDIC insurance assessment credits to offset a portion of the FDIC premium assessments of $2.0 million. During 2007, the Corporation utilized $1.8 million of assessment credits to offset all FDIC premium assessments for the year. Due to declines in the FDIC’s Deposit Insurance Fund, effective January 1, 2009, the FDIC increased the rate it will assess insured institutions. In addition, effective April 1, 2009, the FDIC has proposed a change to how it assesses institutions based on risk. As a result of both of these changes, the Corporation expects to pay FDIC premium assessments of 14 cents for every $100 of deposits, or approximately $4.2 million in 2009, compared to $0.6 million in 2007 and zero in 2006.

The Corporation’s efficiency ratio, which measures total operating expenses divided by the sum of net interest income (FTE) and noninterest income, was 57.8% in 2008, 59.6% in 2007 and 56.1% in 2006. The decrease in 2008, compared to 2007, was attributable to significantly higher net interest income. The increase in 2007, compared to 2006, was attributable to higher operating expense and lower net interest income.

INCOME TAXES

The Corporation’s effective federal income tax rate was 29.5% in 2008, 31.8% in 2007 and 32.4% in 2006. The fluctuations in the Corporation’s effective federal income tax rate reflect changes each year in the proportion of interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits. Based on the Corporation’s assessment of uncertain tax positions during 2008 and 2007, no adjustments to the federal income tax provision were required. In 2006, the Corporation’s provision for federal income taxes was reduced as a result of the reassessment of uncertain tax positions. The amount of the reduction in the provision for federal income taxes resulting from the reassessment of uncertain tax positions was $0.2 million in 2006. No uncertain tax positions were recorded as of December 31, 2006.

Tax-exempt income (FTE), net of related nondeductible interest expense, totaled $6.5 million in 2008, $6.3 million in 2007 and $5.9 million in 2006. Tax-exempt income (FTE) as a percentage of total interest income (FTE) was 3.1% in 2008, 2.7% in 2007 and 2.7% in 2006.

Income before income taxes (FTE) was $30.5 million in 2008, $59.5 million in 2007 and $71.4 million in 2006.

LIQUIDITY RISK

Liquidity is the ability to meet financial obligations through the maturity or sale of existing assets or the acquisition of additional funds. The Corporation has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following contractual obligations schedule summarizes the Corporation’s noncancelable contractual obligations and future required minimum payments at December 31, 2008. Refer to Notes 10, 11, 12 and 20 to the consolidated financial statements for a further discussion of these contractual obligations.

Contractual Obligations

	December 31, 2008
	Minimum Payments Due by Period
	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total

	(In thousands)

Deposits with no stated maturity*	$1,908,860	$—	$—	$—	$1,908,860
Certificates of deposit with a stated maturity*	760,590	273,204	21,488	14,650	1,069,932
Short-term borrowings*	233,738	—	—	—	233,738
Federal Home Loan Bank advances — long-term*	45,025	65,000	25,000	—	135,025
Commitment to fund a low income housing partnership	230	350	—	—	580
Commitment to fund a private equity capital investment	1,000	—	—	—	1,000
Operating leases and noncancelable contracts	6,803	9,372	2,134	92	18,401

Total contractual obligations	$2,956,246	$347,926	$48,622	$14,742	$3,367,536

*	Deposits and borrowings exclude interest.

The Corporation also has loan commitments that may impact liquidity. The following schedule summarizes the Corporation’s loan commitments and expiration dates by period at December 31, 2008. Since many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation. Refer to Note 20 to the consolidated financial statements for a further discussion of these obligations.

Loan Commitments

	December 31, 2008
	Expiration Dates by Period
	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total

	(In thousands)

Unused commitments to extend credit	$288,990	$34,091	$50,685	$31,024	$404,790
Undisbursed loans	151,872	—	—	—	151,872
Standby letters of credit	19,308	18,809	40	10	38,167

Total loan commitments	$460,170	$52,900	$50,725	$31,034	$594,829

Table 10 presents the maturity distribution of time deposits of $100,000 or more at the end of each of the last three years. Time deposits of $100,000 or more increased $38.0 million, or 12.8%, during 2008 to $336.0 million at December 31, 2008 and declined $57.7 million, or 16.2%, during 2007 to $297.9 million at December 31, 2007. There were no brokered deposits at December 31, 2008, 2007 or 2006. Time deposits of $100,000 or more represented 11.3%, 10.4% and 12.3% of total deposits at December 31, 2008, 2007 and 2006, respectively.

TABLE 10. MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE

	December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)

Maturity:
Within 3 months	$156,577	47%	$129,801	44%	$210,717	59%
After 3 but within 6 months	48,511	14	50,191	17	57,038	16
After 6 but within 12 months	58,134	17	68,308	23	73,997	21
After 12 months	72,736	22	49,636	16	13,929	4

Total	$335,958	100%	$297,936	100%	$355,681	100%

The Corporation’s largest source of liquidity on a consolidated basis is the deposit base that comes from consumer, business and municipal customers within the Corporation’s local markets, principal payments on loans and federal funds sold. Other borrowed funds come from short- and long-term funding sources, primarily repurchase agreements with customers and borrowings from the

FHLB. Unused borrowing capacity, primarily from the FHLB, is also available to maintain the Corporation’s liquidity position. At December 31, 2008, the Corporation had $49.7 million of excess cash deposits held at the Federal Reserve Bank that were not invested in federal funds sold due to the low interest rate environment.

Liquidity risk is the adverse impact on net interest income if the Corporation were unable to meet its funding requirements at a reasonable cost. The Corporation manages its liquidity to ensure that it has the ability to meet the cash withdrawal needs of its depositors, provide funds for borrowers and at the same time ensure that the Corporation’s own cash requirements are met. The Corporation accomplishes these goals through the management of liquidity at two levels — the parent company and the subsidiary bank. During the three-year period ended December 31, 2008, the parent company’s primary source of funds was dividends from its sole subsidiary bank, Chemical Bank. The parent company manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements. The long-term ability of the parent company to pay cash dividends to shareholders is dependent on the adequacy of capital and earnings of Chemical Bank.

Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. During 2008, Chemical Bank paid dividends to the parent company of $59 million, including a one-time $30 million dividend in the fourth quarter for which it was necessary to receive approval from the Board of Governors of the Federal Reserve System (Federal Reserve). Dividends paid by Chemical Bank to the parent company in 2008 exceeded the subsidiary’s earnings by $37.7 million and, at December 31, 2008, Chemical Bank could not pay additional dividends to the parent company without Federal Reserve approval. The parent company paid cash dividends to shareholders of $28.1 million in 2008. The parent company’s cash increased $32 million during 2008 to $36.3 million at December 31, 2008, which it held in a deposit account at Chemical Bank as of that date. The parent company anticipates using the $30 million dividend received from Chemical Bank in the fourth quarter of 2008 to pay cash dividends to shareholders during 2009. The earnings of the Corporation’s subsidiary bank, Chemical Bank, have been the principal source of funds to pay cash dividends to shareholders. Over the long term, cash dividends to shareholders are dependent upon earnings, as well as capital requirements, regulatory restraints and other factors affecting Chemical Bank. Due to the strength of the Corporation’s capital position, the parent company has the ability to continue to pay cash dividends to shareholders in excess of the earnings of Chemical Bank. The length of time the parent company could sustain cash dividends to shareholders in excess of the current earnings of Chemical Bank is dependent on the magnitude of any earnings shortfall and the capital levels of both Chemical Bank and the Corporation. During 2007, Chemical Bank paid dividends to the parent company of $49 million, compared to the subsidiary’s earnings of $40 million that year. During 2007, the parent used the dividends from Chemical Bank to pay cash dividends to shareholders totaling $27.7 million and repurchased approximately 1 million shares of the Corporation’s common stock totaling $25.5 million, resulting in the parent company’s cash declining $5.3 million during 2007 to $4.3 million at December 31, 2007.

Chemical Bank can obtain funding through traditional short-term forms of borrowing, including federal funds purchased and repurchase agreements with customers. Chemical Bank can also borrow from the Federal Reserve Bank of Chicago’s discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At December 31, 2008, Chemical Bank maintained an unused borrowing capacity of approximately $20 million with the Federal Reserve Bank of Chicago’s discount window based upon pledged collateral as of that date, although it is management’s opinion that this borrowing capacity could be significantly expanded, if deemed necessary, as Chemical Bank has a significant amount of additional assets that could be used as collateral at the discount window. Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB secured generally by residential mortgage loans. See Borrowed Funds, below, and Note 12 to the consolidated financial statements for more information on advances from the FHLB.

BORROWED FUNDS

Borrowed funds include short-term borrowings and FHLB advances — long-term. Short-term borrowings are comprised of securities sold under agreements to repurchase with customers, reverse repurchase agreements and FHLB advances — short-term that have original maturities of one year or less. Securities sold under agreements to repurchase are funds deposited by customers that were exchanged for investment securities that were owned by the Corporation’s subsidiary bank, as these borrowings were not covered by FDIC insurance. These funds have been a stable source of liquidity for the Corporation’s subsidiary bank, much like the subsidiary bank’s core deposit base. Reverse repurchase agreements are a means of raising funds in the capital markets by providing specific securities as collateral. During 2005, the Corporation entered into a $10 million reverse repurchase agreement with another financial institution by selling $11 million in U.S. treasury notes under an agreement to repurchase these notes. This reverse repurchase agreement was repaid during 2006. FHLB advances — short-term are generally used to fund short-term liquidity needs. FHLB advances, both short-term and long-term, are secured under a blanket security agreement of real estate residential first lien loans with an aggregate book value equal to at least 145% of the advances. Short-term borrowings are highly interest rate sensitive. Total short-term borrowings were $233.7 million at December 31, 2008, $197.4 million at December 31, 2007 and $209.0 million at December 31, 2006. A summary of short-term borrowings for 2008, 2007 and 2006 is included in Note 11 to the consolidated financial statements.

Long-term borrowings, comprised solely of FHLB advances — long-term, were $135 million at December 31, 2008 and $150 million at December 31, 2007. At December 31, 2008, FHLB advances — long-term that will mature in 2009 totaled $45 million. FHLB advances — long-term are borrowings that are generally used to fund loans and a portion of the investment securities portfolio. A summary of FHLB advances — long-term outstanding at December 31, 2008 and 2007 is included in Note 12 to the consolidated financial statements.

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

The Corporation has not used interest rate swaps or other derivative financial instruments in the management of interest rate risk, other than best efforts forward commitments utilized to offset the interest rate risk of interest rate lock commitments provided to customers on unfunded real estate residential loans intended to be sold in the secondary market. In the normal course of the mortgage loan selling process, the Corporation enters into a best efforts forward loan delivery commitment with an investor. The Corporation’s exposure to market risk on these best efforts forward loan delivery commitments is not significant.

The primary technique utilized by the Corporation to measure its interest rate risk is simulation analysis. Simulation analysis forecasts the effects on the balance sheet structure and net interest income under a variety of scenarios that incorporate changes in interest rates, the shape of the Treasury yield curve, interest rate relationships and the mix of assets and liabilities and loan prepayments.

These forecasts are compared against net interest income projected in a stable interest rate environment. While many assets and liabilities reprice either at maturity or in accordance with their contractual terms, several balance sheet components demonstrate characteristics that require an evaluation to more accurately reflect their repricing behavior. Key assumptions in the simulation analysis include prepayments on loans, probable calls of investment securities, changes in market conditions, loan volumes and loan pricing, deposit sensitivity and customer preferences. These assumptions are inherently uncertain as they are subject to fluctuation and revision in a dynamic environment. As a result, the simulation analysis cannot precisely forecast the impact of rising and falling interest rates on net interest income. Actual results will differ from simulated results due to many other factors, including changes in balance sheet components, interest rate changes, changes in market conditions and management strategies.

Management performed various simulation analyses throughout 2008. The Corporation’s interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast. At December 31, 2008 and 2007, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points over the same time period. These projections were based on the Corporation’s assets and liabilities remaining static over the next twelve months, while factoring in probable calls of U.S. agency securities and prepayments of mortgage-backed securities, real estate residential mortgage loans and certain consumer loans. Mortgage-backed securities and mortgage loan prepayment assumptions were developed from industry averages of prepayment speeds, adjusted for the historical prepayment performance of the Corporation’s own loans. The Corporation’s forecasted net interest income sensitivity is monitored by the ALCO within established limits as defined in the Corporation’s funds management policy. The Corporation’s policy limits the adverse change of a 200 basis point increase or decrease in short-term interest rates over the succeeding twelve months to no more than five percent of management’s most likely net interest income forecast.

The Corporation’s mix of interest-earning assets and interest-bearing liabilities generally results in its interest rate position being liability sensitive. However, as the Corporation has not used interest rate swaps or other derivative instruments in the management of interest rate risk, its interest rate position changes depending on the length and magnitude by which interest rates change. Accordingly, with the significant reductions in short-term market interest rates in 2007 and 2008, and with interest rates at December 31, 2008 at historically low levels, the Corporation has limited ability to further reduce the interest rate on many interest-bearing deposit accounts if market interest rates further decline. However, if market interest rates further decline, the Corporation would experience lower loan and investment yields. Therefore, at December 31, 2008, the Corporation’s net interest income was expected to slightly increase if interest rates rose and moderately decrease if interest rates declined under a simulation of interest rates gradually increasing or decreasing up to 200 basis points in 2009, all other factors being unchanged.

Summary information about the interest rate risk measures, as described above, at December 31, 2008 and December 31, 2007 is presented below:

Year-End 2008 Twelve Month Projection
Interest Rate Change Projection (in basis points)	−200	−100	0	+100	+200

Percent change in net interest income vs. constant rates	(3.9)%	(1.8)%	—	1.1%	1.1%

Year-End 2007 Twelve Month Projection
Interest Rate Change Projection (in basis points)	−200	−100	0	+100	+200

Percent change in net interest income vs. constant rates	2.0%	1.0%	—	(1.2)%	(2.5)%

In 2008, the Corporation experienced an 11.7% increase in net interest income. Net interest income was favorably impacted by lower short-term interest rates during 2008 and modest growth in average loans in 2008 compared to 2007. The positive direction of the 2008 change in net interest income was consistent with the results from the 2007 simulation analysis. The analysis projected a positive change in net interest income if short-term market interest rates were to decline. There are many variables that influence net interest income and therefore actual results may vary significantly from projected results derived through simulation analysis.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Corporation adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities by providing a single definition for fair value, a framework for measuring fair value and expanding disclosures concerning fair value. SFAS 157 requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. The adoption of SFAS 157 did not have an impact on the Corporation’s consolidated financial condition or results of operations.

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 amends SFAS 157 to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Corporation elected not to delay the application of SFAS 157 to nonfinancial assets and liabilities recognized at fair value on a nonrecurring basis.

On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. FSP 157-3 is effective upon issuance and includes prior periods for which financial statements have not been issued. The adoption of FSP 157-3 did not have an impact on the Corporation’s consolidated financial condition or results of operations.

On January 12, 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determinations of whether an OTTI has occurred. FSP EITF 99-20-1 retains and emphasizes the objective of an OTTI assessment and the related disclosure requirements in SFAS 115 and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of FSP EITF 99-20-1 did not have an impact on the Corporation’s consolidated financial condition or results of operations.

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

The Corporation utilizes fair value measurements to record certain assets at fair value and to determine fair value disclosures. Investment securities — available-for-sale are recorded at fair value on a recurring basis. The Corporation may be required to record other assets at fair value on a nonrecurring basis, such as impaired loans, goodwill, other intangible assets, other real estate and repossessed assets. These nonrecurring fair value measurements typically involve application of lower of cost or market accounting or write-downs of individual assets.

SFAS 157 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect management’s estimates about market data.

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 valuations for the Corporation include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Valuations are obtained from a third-party pricing service for investment securities.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 valuations for the Corporation include agency securities, including securities issued by the FHLBanks, Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Federal Farm Credit Bank (FFCB), securities issued by certain state and political subdivisions, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. Valuations are obtained from a third-party pricing service for investment securities.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models or similar techniques. The determination of fair value also requires significant management judgment or estimation. Level 3 valuations for the Corporation include securities issued by certain state and political subdivisions, trust preferred securities, impaired loans, goodwill, other intangible assets, other real estate and repossessed assets.

For assets and liabilities recorded at fair value, it is the Corporation’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS 157. When available, the Corporation utilizes quoted market prices to measure fair value. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that include market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. All of the Corporation’s investment securities measured at fair value on a recurring basis use either Level 1 or Level 2 measurements to determine fair value. All of the Corporation’s assets measured at fair value on a nonrecurring basis use Level 3 valuations.

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

At December 31, 2008, $449.9 million, or 11.6%, of total assets consisted of investment securities — available-for-sale recorded at fair value on a recurring basis. All of these financial instruments used valuation methodologies involving market-based or market-derived information, or Level 1 and 2 valuations, to measure fair value. At December 31, 2008, the Corporation had no liabilities recorded at fair value on a recurring basis.

At December 31, 2008, $64.8 million, or 1.7%, of total assets consisted of financial instruments recorded at fair value on a nonrecurring basis. All of these financial instruments used methodologies involving model-based techniques, or Level 3 valuations. At December 31, 2008, the financial assets measured using Level 3 valuations included certain impaired loans and certain other real estate and repossessed assets. At December 31, 2008, no liabilities were measured at fair value on a nonrecurring basis.

Refer to Note 14 to the consolidated financial statements for a complete discussion of the Corporation’s use and development of fair value measurements.

CAPITAL

Capital supports current operations and provides the foundation for future growth and expansion. Total shareholders’ equity was $491.5 million at December 31, 2008, a decrease of $16.9 million, or 3.3%, from total shareholders’ equity of $508.5 million at December 31, 2007. Book value per common share at December 31, 2008 and 2007 was $20.58 and $21.35, respectively.

Shareholders’ equity decreased $8.3 million in 2008 as cash dividends paid to shareholders exceeded net income of the Corporation by this amount. Shareholders’ equity decreased another $11.0 million in 2008 attributable to a net increase in accumulated other comprehensive loss during the year. Accumulated other comprehensive loss is a component of shareholders’ equity. The increase in accumulated other comprehensive loss was primarily attributable to a decline in the fair value of pension plan assets. See Notes 1 and 17 to the consolidated financial statements for more information regarding accumulated other comprehensive loss.

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

The ratio of shareholders’ equity to total assets was 12.7% at December 31, 2008, compared to 13.5% at December 31, 2007 and 13.4% at December 31, 2006. The Corporation’s tangible equity to assets ratio was 11.0%, 11.7% and 11.6% at December 31, 2008, 2007 and 2006, respectively.

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

The Corporation continues to maintain a strong capital position which significantly exceeded the minimum levels prescribed by the Federal Reserve Board at December 31, 2008, as shown in the following schedule:

	December 31, 2008
		Risk-Based
	Leverage	Capital Ratios
	Ratio	Tier 1	Total

Chemical Financial Corporation’s capital ratios	11.6%	15.1%	16.4%
Regulatory capital ratios — “well-capitalized” definition	5.0	6.0	10.0
Regulatory capital ratios — minimum requirements	4.0	4.0	8.0

As of December 31, 2008, the Corporation’s subsidiary bank’s capital ratios also exceeded the minimum required of a “well-capitalized” institution, as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991. See Note 21 to the consolidated financial statements.

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

A summary of the activity in the common stock repurchase programs during the three years ended December 31, 2008 follows. At December 31, 2005, 373,100 shares of common stock were available for repurchase under an April 2005 authorization from the board of directors. During 2006, 318,558 shares were repurchased under the Corporation’s repurchase program for an aggregate purchase price of $9.3 million, resulting in 54,542 shares of common stock available for repurchase at December 31, 2006. During 2007, the board of directors authorized management to repurchase an additional one million shares of the Corporation’s common stock under a stock repurchase program and rescinded 31,542 remaining shares that existed at March 31, 2007 under the 2005 repurchase authorization. During 2007, 1,023,000 shares were repurchased under the Corporation’s repurchase programs for an aggregate purchase price of $25.5 million. At December 31, 2007, there were no shares of common stock available for repurchase.

On January 22, 2008, the Corporation publicly announced that its board of directors authorized management to repurchase up to 500,000 shares of the Corporation’s common stock under a stock repurchase program. During 2008, no shares were repurchased under the January 2008 authorization. At December 31, 2008, there were 500,000 remaining shares available for repurchase under the January 2008 authorization.

All repurchases during 2006 and 2007, except for one privately negotiated transaction for 21,458 shares in 2006, were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market.

In addition, during 2008, 2007 and 2006, 38,416 shares, 9,017 shares and 39,036 shares, respectively, of the Corporation’s common stock were delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options.

The following schedule summarizes the Corporation’s total monthly share repurchase activity for the year ended December 31, 2008:

Issuer Purchases of Equity Securities

	Total	Average	Total Number of Shares	Maximum Number of
	Number of	Price	Purchased as Part of	Shares that May Yet
Period Beginning on First Day Of	Shares	Paid Per	Publicly Announced	Be Purchased Under
Month Ended	Purchased(1)	Share	Plans or Programs	the Plans or Programs

January 31, 2008	—	$—	—	500,000
February 29, 2008	—	—	—	500,000
March 31, 2008	—	—	—	500,000
April 30, 2008	—	—	—	500,000
May 31, 2008	—	—	—	500,000
June 30, 2008	—	—	—	500,000
July 31, 2008	—	—	—	500,000
August 31, 2008	12,933	29.63	—	500,000
September 30, 2008	22,918	34.17	—	500,000
October 31, 2008	2,565	30.31	—	500,000
November 30, 2008	—	—	—	500,000
December 31, 2008	—	—	—	500,000

Total	38,416	$32.38	—

(1)	Includes shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options in 2008. The Corporation’s stock compensation plans permit employees to use stock to satisfy such obligations based on the market value of the stock on the date of exercise.

OTHER MATTERS

Important Notice Regarding Delivery of Security Holder Documents

As permitted by SEC rules, only one copy of the Corporation’s 2009 Proxy Statement and the 2008 Annual Report to Shareholders is being delivered to multiple shareholders sharing the same address unless the Corporation has received contrary instructions from one or more of the shareholders who share the same address. The Corporation will deliver on a one-time basis, promptly upon written or verbal request from a shareholder at a shared address, a separate copy of the Corporation’s 2009 Proxy Statement and the 2008 Annual Report to Shareholders. Requests should be made to Chemical Financial Corporation, Attn: Lori A. Gwizdala, Chief Financial Officer, 333 E. Main Street, Midland, Michigan 48640, telephone (989) 839-5350. Shareholders sharing an address who are currently receiving multiple copies of the Proxy Statement and Annual Report to Shareholders may instruct the Corporation to deliver a single copy of such documents on an ongoing basis. Such instructions must be in writing, must be signed by each shareholder who is currently receiving a separate copy of the documents, must be addressed to Chemical Financial Corporation, Attn: Lori A. Gwizdala, Chief Financial Officer, 333 E. Main Street, Midland, Michigan 48640, telephone (989) 839-5350, and will continue in effect unless and until the Corporation receives contrary instructions as provided below. Any shareholder sharing an address may request to receive and instruct the Corporation to send separate copies of the Proxy Statement and Annual Report to Shareholders on an ongoing basis by written or verbal request to Chemical Financial Corporation, Attn: Lori A. Gwizdala, Chief Financial Officer, 333 E. Main Street, Midland, Michigan 48640, telephone (989) 839-5350. The Corporation will begin sending separate copies of such documents within thirty days of receipt of such instructions.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment is based on the criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2008, its system of internal control over financial reporting was effective and meets the criteria of the “Internal Control — Integrated Framework.” The Corporation’s independent registered public accounting firm that audited the Corporation’s consolidated financial statements included in this annual report has issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2008.

David B. Ramaker	Lori A. Gwizdala
Chairman, Chief Executive Officer	Executive Vice President, Chief Financial Officer
and President	and Treasurer

February 27, 2009	February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Chemical Financial Corporation:

We have audited Chemical Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chemical Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on Chemical Financial Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Chemical Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Chemical Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

Detroit, Michigan
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Chemical Financial Corporation:

We have audited the accompanying consolidated statements of financial position of Chemical Financial Corporation and subsidiaries (the Corporation) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemical Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 17 to the consolidated financial statements, the Corporation changed its method of measuring prior-year uncorrected misstatements when quantifying misstatements in current year financial statements and its method of accounting for defined benefit and postretirement obligations in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chemical Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

Detroit, Michigan
February 27, 2009

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
	2008	2007

	(In thousands, except share data)

ASSETS
Cash and cash equivalents:
Cash and cash due from banks	$168,650	$125,285
Federal funds sold	—	58,000
Interest-bearing deposits with unaffiliated banks and others	4,572	6,228

Total cash and cash equivalents	173,222	189,513
Investment securities:
Available-for-sale (at estimated fair value)	449,947	503,271
Held-to-maturity (estimated fair value — $90,556 at December 31, 2008 and $91,657 at December 31, 2007)	97,511	91,243

Total investment securities	547,458	594,514
Other securities	22,128	22,135
Loans held for sale	8,463	7,883
Loans	2,981,677	2,799,434
Allowance for loan losses	(57,056)	(39,422)

Net loans	2,924,621	2,760,012
Premises and equipment	53,036	49,930
Goodwill	69,908	69,908
Other intangible assets	5,241	6,876
Interest receivable and other assets	70,236	53,542

TOTAL ASSETS	$3,874,313	$3,754,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$524,464	$535,705
Interest-bearing	2,454,328	2,339,884

Total deposits	2,978,792	2,875,589
Interest payable and other liabilities	35,214	22,848
Short-term borrowings	233,738	197,363
Federal Home Loan Bank (FHLB) advances — long-term	135,025	150,049

Total liabilities	3,382,769	3,245,849
Shareholders’ equity:
Common stock, $1 par value
Authorized — 30,000,000 shares
Issued and outstanding — 23,880,593 shares at December 31, 2008 and 23,814,939 shares at December 31, 2007	23,881	23,815
Surplus	346,916	344,579
Retained earnings	133,578	141,867
Accumulated other comprehensive loss	(12,831)	(1,797)

Total shareholders’ equity	491,544	508,464

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,874,313	$3,754,313

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006

	(In thousands, except per share data)

INTEREST INCOME
Interest and fees on loans	$180,629	$191,480	$185,598
Interest on investment securities:
Taxable	21,793	24,927	24,391
Tax-exempt	2,882	2,719	2,557
Dividends on other securities	1,167	1,116	1,268
Interest on federal funds sold	1,666	5,135	2,975
Interest on deposits with unaffiliated banks and others	199	517	634

TOTAL INTEREST INCOME	208,336	225,894	217,423
INTEREST EXPENSE
Interest on deposits	54,763	81,234	69,095
Interest on short-term borrowings	2,223	7,327	8,422
Interest on Federal Home Loan Bank advances — long-term	6,097	7,244	7,670

TOTAL INTEREST EXPENSE	63,083	95,805	85,187

NET INTEREST INCOME	145,253	130,089	132,236
Provision for loan losses	49,200	11,500	5,200
NET INTEREST INCOME after provision for loan losses	96,053	118,589	127,036
NONINTEREST INCOME
Service charges on deposit accounts	20,048	20,549	20,993
Trust and investment services revenue	10,625	11,325	10,378
Other charges and fees for customer services	6,894	6,772	6,553
Mortgage banking revenue	1,836	2,117	1,742
Gains on the sale of acquired loans	—	—	1,053
Investment securities net gains (losses)	1,278	4	(1,330)
Other	516	2,521	758

TOTAL NONINTEREST INCOME	41,197	43,288	40,147
OPERATING EXPENSES
Salaries, wages and employee benefits	59,227	59,008	56,012
Occupancy	10,221	10,172	9,534
Equipment	9,230	8,722	8,842
Other	30,430	26,769	23,486

TOTAL OPERATING EXPENSES	109,108	104,671	97,874

INCOME BEFORE INCOME TAXES	28,142	57,206	69,309
Federal income tax expense	8,300	18,197	22,465

NET INCOME	$19,842	$39,009	$46,844

NET INCOME PER SHARE
Basic	$0.83	$1.60	$1.88
Diluted	0.83	1.60	1.88
CASH DIVIDENDS PAID PER SHARE	1.18	1.14	1.10

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31, 2008, 2007 and 2006

				Accumulated
				Other
	Common		Retained	Comprehensive
(In thousands, except per share data)	Stock	Surplus	Earnings	Loss	Total

BALANCES AT JANUARY 1, 2006	$25,079	$376,046	$106,507	$(6,567)	$501,065
Impact of adopting SAB 108, net of tax of $2,467 (see Note 2)			4,582		4,582
Comprehensive income:
Net income for 2006			46,844
Other:
Net unrealized gains on investment securities available-for-sale, net of tax expense of $929				1,725
Reclassification adjustment for realized net losses on sales of investment securities included in net income, net of tax benefit of $465				865
Comprehensive income					49,434
Adoption to initially apply FASB Statement No. 158, net of tax benefit of $2,677				(4,973)	(4,973)
Cash dividends paid of $1.10 per share			(27,403)		(27,403)
Cash dividends declared, paid in 2007, of $0.285 per share			(7,076)		(7,076)
Shares issued — stock options	59	1,274			1,333
Shares issued — directors’ stock purchase plan	8	247			255
Repurchases of shares	(318)	(9,025)			(9,343)
Share-based compensation		12			12

BALANCES AT DECEMBER 31, 2006	24,828	368,554	123,454	(8,950)	507,886
Impact of adoption of FIN 48 (see Note 19)			40		40
Comprehensive income:
Net income for 2007			39,009
Other:
Net unrealized gains on investment securities available-for-sale, net of tax expense of $2,991				5,556
Reclassification adjustment for realized net gain on call of investment securities included in net income, net of tax expense of $1				(3)
Adjustment for pension and other postretirement benefits, net of tax expense of $861				1,600
Comprehensive income					46,162
Cash dividends declared and paid of $0.855 per share			(20,636)		(20,636)
Shares issued — stock options	2	31			33
Shares issued — directors’ stock purchase plan	7	216			223
Shares issued — share awards	1	44			45
Repurchases of shares	(1,023)	(24,488)			(25,511)
Share-based compensation		222			222

BALANCES AT DECEMBER 31, 2007	23,815	344,579	141,867	(1,797)	508,464
Comprehensive income:
Net income for 2008			19,842
Other:
Net unrealized gains on investment securities available-for-sale, net of tax expense of $606				1,125
Reclassification adjustment for other-than-temporary impairment loss realized on investment security included in net income, net of tax benefit of $156				289
Adjustment for pension and other postretirement benefits, net of tax benefit of $6,703				(12,448)
Comprehensive income					8,808
Cash dividends declared and paid of $1.18 per share			(28,131)		(28,131)
Shares issued — stock options	58	1,450			1,508
Shares issued — directors’ stock purchase plan	8	223			231
Share-based compensation		664			664

BALANCES AT DECEMBER 31, 2008	$23,881	$346,916	$133,578	$(12,831)	$491,544

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006

	(In thousands)

OPERATING ACTIVITIES
Net income	$19,842	$39,009	$46,844
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	49,200	11,500	5,200
Gains on sales of loans	(1,790)	(1,289)	(1,859)
Proceeds from sales of loans	147,172	137,056	133,463
Loans originated for sale	(145,943)	(137,983)	(119,870)
Investment securities net (gains) losses	(1,278)	(4)	1,330
Net (gains) losses on sales of other real estate and repossessed assets	(283)	(181)	344
Gains on sales of branch bank properties	(295)	(912)	—
Gain on insurance settlement	—	(1,122)	—
Net losses on disposals of other assets	53	406	—
Depreciation of premises and equipment	5,878	5,688	5,762
Amortization of intangible assets	2,613	2,781	2,876
Net amortization of premiums and discounts on investment securities	625	516	1,224
Share-based compensation expense	664	222	12
Deferred income tax provision	(6,882)	(2,981)	(417)
Net decrease (increase) in interest receivable and other assets	(12,284)	4,884	(9,236)
Net increase (decrease) in interest payable and other liabilities	12,378	907	(998)

NET CASH PROVIDED BY OPERATING ACTIVITIES	69,670	58,497	64,675

INVESTING ACTIVITIES
Investment securities — Available-for-sale:
Proceeds from maturities, calls and principal reductions	161,375	137,486	123,414
Proceeds from sales	1,724	—	66,673
Purchases	(107,417)	(111,702)	(114,772)
Investment securities — Held-to-maturity:
Proceeds from maturities, calls and principal reductions	67,560	28,847	46,068
Purchases	(73,356)	(25,682)	(13,089)
Other securities:
Proceeds from redemption	14	—	3,572
Purchases	(7)	(5)	(4,651)
Net increase in loans	(235,110)	(6,825)	(116,958)
Loans acquired through branch acquisitions held for sale	—	—	(13,882)
Proceeds from sales of other real estate and repossessed assets	9,802	4,298	6,493
Proceeds from insurance settlement	—	1,122	—
Proceeds from sales of branch bank properties	554	1,825	—
Purchases of premises and equipment, net	(9,262)	(7,012)	(10,815)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(184,123)	22,352	(27,947)

FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing and interest-bearing demand deposits and savings accounts	111,554	38,468	(75,362)
Net (decrease) increase in time deposits	(8,351)	(60,964)	153,567
Net increase in securities sold under agreements to repurchase	36,375	18,394	53,371
Decrease in reverse repurchase agreements	—	—	(10,000)
Increase in FHLB advances — short-term	250,000	—	135,000
Repayment of FHLB advances — short-term	(250,000)	(30,000)	(173,000)
Increase in FHLB advances — long-term	65,000	35,000	35,000
Repayment of FHLB advances — long-term	(80,024)	(30,023)	(86,693)
Cash dividends paid	(28,131)	(27,712)	(27,403)
Proceeds from directors’ stock purchase plan	231	223	255
Tax benefits from share-based awards	140	12	224
Proceeds from exercise of stock options	1,368	21	916
Repurchases of common shares	—	(25,511)	(9,343)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	98,162	(82,092)	(3,468)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,291)	(1,243)	33,260
Cash and cash equivalents at beginning of year	189,513	190,756	157,496

CASH AND CASH EQUIVALENTS AT END OF YEAR	$173,222	$189,513	$190,756

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$64,629	$96,039	$83,977
Federal income taxes paid	16,881	20,165	23,920
Loans transferred to other real estate and repossessed assets	21,282	8,875	10,743
Investment securities — Available-for-sale transferred to Investment securities — Held-to-maturity	502	—	—
Closed branch bank properties transferred to other assets	225	—	637

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Chemical Financial Corporation (the Corporation) and its subsidiaries conform to United States generally accepted accounting principles (GAAP) and prevailing practices within the banking industry. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, pension expense, income taxes and goodwill. Actual results could differ from these estimates. Significant accounting policies of the Corporation and its subsidiaries are described below:

Basis of Presentation and Principles of Consolidation:

The consolidated financial statements of the Corporation include the accounts of the parent company and its wholly owned subsidiaries. All significant income and expenses are recorded on the accrual basis. Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements.

The Corporation consolidates variable interest entities (VIE’s) in which it is the primary beneficiary. In general, a VIE is an entity that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive return as generated by its operations. If any of these characteristics are present, the entity is subject to a variable interests consolidation model, and consolidation is based on variable interests, not on ownership of the entity’s outstanding voting stock. Variable interests are defined as contractual, ownership, or other monetary interests in an entity that change with fluctuations in the entity’s net asset value. The primary beneficiary consolidates the VIE; the primary beneficiary is defined as the enterprise that absorbs a majority of expected losses or receives a majority of residual returns (if the losses or returns occur), or both.

The Corporation is a significant limited partner in one low income housing tax credit partnership that was acquired in 2001 as part of the merger with Shoreline Financial Corporation. This entity meets the Financial Accounting Standards Board (FASB) Interpretation No. 46(R) definition of a VIE. The Corporation is not the primary beneficiary of the VIE in which it holds an interest, and therefore the equity investment in the VIE is not consolidated in the financial statements. Exposure to loss as a result of its involvement with this entity at December 31, 2008 was limited to approximately $0.9 million recorded as the Corporation’s investment, which includes unfunded obligations to this project of $0.6 million. The Corporation’s investment in the project is recorded in interest receivable and other assets and the future financial obligation to this project is recorded in interest payable and other liabilities in the consolidated statement of financial position at December 31, 2008.

Reclassification:

Certain amounts in the 2006 and 2007 consolidated financial statements and notes thereto have been reclassified to conform to the 2008 presentation. Such reclassifications had no impact on shareholders’ equity or net income.

Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from unaffiliated banks and others and federal funds sold. Generally, federal funds are sold for one-day periods.

Investment Securities:

Investment securities include investments in debt and trust preferred securities. Investment securities are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). SFAS 115 requires investments to be classified within one of three categories (trading, held-to-maturity, or available-for-sale), based on the type of security and management’s intent with regard to selling the security. The Corporation held no trading investment securities during the three-year period ended December 31, 2008.

Designation as an investment security held-to-maturity is based on the Corporation’s intent and ability to hold the security to maturity. Investment securities held-to-maturity are stated at cost, adjusted for the amortization of premium and accretion of discount to maturity, based on the effective interest yield method. Investment securities that are not held-to-maturity are accounted for as securities available-for-sale, and are stated at estimated fair value, with the aggregate unrealized gains and losses, not deemed other-than-temporary, classified as a component of accumulated other comprehensive income (loss), net of income taxes. Realized gains and losses on the sale of investment securities available-for-sale and other-than-temporary impairment changes are determined using the specific identification method and are included within noninterest income in the consolidated statements of income. Premiums and discounts on investment securities available-for-sale are amortized over the estimated lives of the related investment securities based on the effective interest yield method.

FASB Staff Position (FSP) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (FSP 115-1) addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. The guidance in FSP 115-1 amends SFAS 115, SFAS 124, “Accounting for Investments Held by Not-for-Profit Organizations” and Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP 115-1 also replaced the impairment evaluation guidance (paragraphs 10-18) of Emerging Issues Task Force (EITF) Issue No. 03-01, and superseded EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The disclosure requirements of EITF Issue No. 03-01 remain in effect. FSP 115-1 clarified that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made.

The accounting guidance does not provide for an automatic conclusion that a security does not have other-than-temporary impairment (OTTI) because all of the scheduled payments to date have been received. Therefore, the Corporation performs further analysis to assess whether a decline in fair value is temporary and that it is probable that the Corporation it will collect all of the contractual or estimated cash flows from the investment security. Securities and Exchange Commission (SEC) Staff Accounting Bulletin Topic 5M, “Other-than-Temporary Impairment of Certain Investments in Debt and Equity Securities” states that the length of time and extent to which the fair value has been less than cost can indicate a decline is other-than-temporary. The longer and/or the more severe the decline in fair value, the more persuasive the evidence that is needed to overcome the premise that the holder will not collect all of the contractual or estimated cash flows from the investment security. Accordingly, in making an OTTI assessment, the Corporation considered all available information relevant to the collectibility of the investment security, including information about past events, current conditions and reasonable and supportable forecasts, when developing the estimate of future cash flows.

Other Securities:

Other securities consisted of Federal Home Loan Bank of Indianapolis (FHLB) stock of $16.2 million at December 31, 2008 and 2007, and Federal Reserve Bank (FRB) stock of $5.9 million at December 31, 2008 and 2007. Other securities are recorded at cost or par, which is deemed to be the net realizable value of these assets. The Corporation is required to own FHLB stock and FRB stock in accordance with its membership in these organizations. The FHLB requires its members to provide a five-year advance notice of any request to redeem FHLB stock.

Loans:

Loans are stated at their principal amount outstanding. Interest income on loans is reported based on the level-yield method and includes amortization of deferred loan fees and costs over the loan term. Net loan commitment fees for commitment periods greater than one year are deferred and amortized into fee income on a straight-line basis over the commitment period.

Loan performance is reviewed regularly by loan review personnel, loan officers and senior management. Loan interest income is recognized on the accrual basis. The past due status of a loan is based on the loan’s contractual terms. A loan is placed in the nonaccrual category when principal or interest is past due ninety days or more, unless the loan is both well-secured and in the process of collection, or earlier when, in the opinion of management, there is sufficient reason to doubt the collectibility of principal or interest. Interest previously accrued, but not collected, is reversed and charged against interest income at the time the loan is placed in nonaccrual status. The subsequent recognition of interest income on a nonaccrual loan is then recognized only to the extent cash is received and where future collection of principal is probable. Loans are returned to accrual status when principal and interest payments are brought current and collectibility is no longer in doubt.

Nonperforming loans are comprised of those loans accounted for on a nonaccrual basis and accruing loans contractually past due 90 days or more as to interest or principal payments.

All nonaccrual commercial, real estate commercial and real estate construction-commercial loans have been determined by the Corporation to meet the definition of an impaired loan. In addition, other commercial, real estate commercial and real estate construction-commercial loans may be considered an impaired loan. A loan is defined to be impaired when it is probable that payment of principal and interest will not be made in accordance with the contractual terms of the loan agreement. Impaired loans are carried at the present value of expected cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral, if the loan is collateral dependent. A portion of the allowance for loan losses may be allocated to impaired loans. All impaired loans are evaluated individually to determine whether or not a valuation allowance is required.

Mortgage loans held for sale are carried at the lower of aggregate cost or market. The value of mortgage loans held for sale and other residential mortgage loan commitments to customers are hedged by utilizing best efforts forward commitments to sell loans to investors in the secondary market. Such forward commitments are generally entered into at the time when applications are taken to protect the value of the mortgage loans from increases in market interest rates during the period held. Mortgage loans originated are generally sold within a period of thirty to forty-five days after closing, and therefore the related fees and costs are not amortized during that period.

The Corporation recognizes revenue associated with the expected future cash flows of servicing loans at the time a forward loan sales commitment is made, as required under Staff Accounting Bulletin No. 109 “Written Loan Commitments Recorded at Fair Value Through Earnings.”

Allowance for Loan Losses:

The allowance for loan losses (allowance) represents management’s assessment of probable losses inherent in the Corporation’s loan portfolio.

Management’s evaluation of the adequacy of the allowance is based on a continuing review of the loan portfolio, actual loan loss experience, the underlying value of the collateral, risk characteristics of the loan portfolio, the level and composition of nonperforming loans, the financial condition of the borrowers, the balance of the loan portfolio, loan growth, economic conditions, employment levels in the Corporation’s local markets, and special factors affecting specific business sectors. The Corporation maintains formal policies and procedures to monitor and control credit risk.

The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, but that have not been specifically identified. Internal risk ratings are assigned to each commercial, real estate commercial and real estate construction-commercial loan at the time of approval and are subject to subsequent periodic reviews by senior management. The Corporation performs a detailed credit quality review quarterly on all large loans that have deteriorated below certain levels of credit risk, and may allocate a specific portion of the allowance to such loans based upon this review. A portion of the allowance is allocated to the remaining loans by applying projected loss ratios, based on numerous factors. Projected loss ratios incorporate factors such as recent charge-off experience, trends with respect to adversely risk-rated commercial, real estate commercial and real estate construction-commercial loans, trends with respect to past due and nonaccrual loans and current economic conditions and trends and are supported by underlying analysis. This evaluation involves a high degree of uncertainty.

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

The Corporation utilizes its own loss experience to estimate inherent losses on loans. Additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances, changes in the value of underlying collateral and other credit risk factors.

Although the Corporation periodically allocates portions of the allowance to specific loans and loan portfolios, the entire allowance is available for any loan losses that occur. Collection efforts may continue and recoveries may occur after a loan is charged against the allowance.

Loans that are deemed not collectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance. The allowance for loan losses is presented as a reserve against loans.

Various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgment reflecting information available to them at the time of their examinations.

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

The Corporation accounted for mortgage servicing rights (MSRs) in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140) until the adoption of SFAS No. 156, “Accounting for Servicing of Financial Assets” (SFAS 156), on January 1, 2007, which amended SFAS 140 with respect to the accounting for separately recognized servicing assets and liabilities. SFAS 140 and SFAS 156 require that an asset be recognized for the rights to service mortgage loans, including those rights that are created by the origination of mortgage loans that are sold with the servicing rights retained by the originator. The recognition of the asset results in an increase in the gains recognized upon the sale of the mortgage loans sold. Under SFAS 156, the Corporation elected to amortize MSRs using the amortization method, which is similar to the method used under SFAS 140. The amortization method under SFAS 156 requires that MSRs be amortized in proportion to and over the period of net servicing income or net servicing loss and that the servicing assets or liabilities be assessed for impairment or increased obligation based on fair value at each reporting date. Prepayments of mortgage loans result in increased amortization of MSRs as the remaining book value of the MSRs is expensed at the time of prepayment. Any impairment of MSRs is recognized as a valuation allowance, resulting in a reduction of mortgage banking revenue. The valuation allowance is recovered when impairment that is believed to be temporary no longer exists. Other-than-temporary impairments are recognized if the recoverability of the carrying value is determined to be remote. When this occurs, the unrecoverable portion of the valuation allowance is recorded as a direct write-down to the carrying value of MSRs. This direct write-down permanently reduces the carrying value of the MSRs, precluding recognition of subsequent recoveries. For purposes of measuring fair value, the Corporation utilizes a third-party modeling software program. Servicing income is recognized in noninterest income when received and expenses are recognized when incurred.

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

Other Real Estate:

Other real estate (ORE) is comprised of commercial and residential real estate properties, including development properties, obtained in partial or total satisfaction of loan obligations. ORE is recorded at the lower of cost or the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer and management’s estimate of the fair value of the collateral with any difference between the fair value of the property and the carrying value of the loan charged to the allowance for loan losses. Subsequent changes in fair value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Changes in the fair value of ORE subsequent to transfer are recorded in other operating expenses on the consolidated statements of income. Gains or losses not previously recognized resulting from the sale of ORE are also recognized in other operating expenses on the date of sale. ORE totaling $19.5 million and $10.9 million at December 31, 2008 and 2007, respectively, is included in the consolidated statements of financial position in interest receivable and other assets.

Intangible Assets:

Intangible assets consist of goodwill, core deposit intangible assets and MSRs. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill is no longer amortized, but is subject to annual impairment tests in accordance with SFAS 142, or more frequently if triggering events occur and indicate potential impairment. Core deposit intangible assets are amortized over periods ranging from three to 15 years on a straight-line or accelerated basis, as applicable. MSRs are amortized in proportion to, and over the life of, the estimated net future servicing income.

Share-based Compensation:

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

SFAS 123(R) requires the cash flows realized from the tax benefits of exercised stock option awards that result from actual tax deductions that are in excess of the recorded tax benefits related to the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows.

Short-term Borrowings:

Short-term borrowings include securities sold under agreements to repurchase with customers, reverse repurchase agreements and Federal Home Loan Bank advances — short-term. These borrowings have original scheduled maturities of one year or less. The Corporation sells certain securities under agreements to repurchase with customers. The agreements are collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated statements of financial position. The dollar amount of the securities underlying the agreements remain in the asset accounts. Reverse repurchase agreements are a means of raising funds in the capital markets by purchasing certain securities under agreements to resell. See the description of Federal Home Loan Bank advances below.

Federal Home Loan Bank Advances, Short-term and Long-term:

Federal Home Loan Bank advances are borrowings from the FHLB to fund short-term liquidity needs as well as a portion of the loan and investment securities portfolios. These advances are secured under a blanket security agreement by first lien real estate residential loans with an aggregate book value equal to at least 145% of the FHLB advances. FHLB advances with an original maturity of one year or less are classified as short-term and FHLB advances with an original maturity of more than one year are classified as long-term.

Pension and Postretirement Benefit Plan Actuarial Assumptions:

The Corporation’s defined benefit pension, supplemental pension and postretirement benefit obligations and related costs are calculated using actuarial concepts and measurements within the framework of SFAS No. 87, “Employer’s Accounting for Pensions” (SFAS 87) and SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions” (SFAS 106). Two critical assumptions, the discount rate and the expected long-term rate of return on plan assets, are important elements of expense and/or benefit obligation measurements. Other assumptions involve employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increase. The Corporation evaluates the critical and other assumptions annually.

The discount rate enables the Corporation to state expected future benefit payments as a present value on the measurement date. As of December 31, 2008 and 2007, the Corporation utilized the results from a bond matching technique to match cash flows of the defined benefit pension plan against both a bond portfolio derived from the S&P bond database of AA or better bonds and the Citigroup Pension Discount Curve to determine the discount rate. A lower discount rate increases the present value of benefit obligations and increases pension, supplemental pension and postretirement benefit expenses.

To determine the expected long-term rate of return on defined benefit pension plan assets, the Corporation considers the current and expected asset allocation of the defined benefit pension plan, as well as historical and expected returns on each asset class. A lower expected rate of return on defined benefit pension plan assets will increase pension expense.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). The Corporation adopted SFAS 158 on December 31, 2006, as required. The purpose of SFAS 158 is to improve the overall financial statement presentation of pension and other postretirement plans, but does not impact the determination of the net periodic benefit cost or measurement of plan assets or obligations. SFAS 158 requires companies to recognize the over- or under-funded status of a plan as an asset or liability as measured by the difference between the fair value of the plan assets and the projected benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). SFAS 158 also requires companies to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end. The Corporation utilized, and has historically utilized, a measurement date of December 31.

Advertising Costs:

Advertising costs are expensed as incurred.

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

The Corporation and its subsidiaries file a consolidated federal income tax return. The provision for federal income taxes is based on income and expenses, as reported in the consolidated financial statements, rather than amounts reported on the Corporation’s federal income tax return. When income and expenses are recognized in different periods for tax purposes than for book purposes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

On a quarterly basis, management assesses the reasonableness of its effective federal tax rate based upon its current best estimate of taxable income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on an annual basis, or sooner, if business events or circumstances warrant. Management also assesses the need for a valuation allowance for deferred tax assets on a quarterly basis using information about the Corporation’s current and historical financial position and results of operations. Management expects to realize the full benefits of the deferred tax assets recorded at December 31, 2008.

Effective January 1, 2007, the Corporation adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). Reserves for contingent tax liabilities are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations or audits using the two-step approach for evaluating tax positions required by FIN 48. Recognition (step one) occurs when management concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48’s use of the term “more-likely-than-not” in steps one and two is consistent with how that term is used in SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) (i.e., a likelihood of occurrence greater than 50 percent). Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period in which they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized would occur when management subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. Prior to the adoption of FIN 48, reserves for contingent tax liabilities were reviewed quarterly for adequacy and recorded based on SFAS 109. The Corporation recognizes any interest and penalties related to income tax uncertainties in the provision for income taxes. The adoption of FIN 48 did not have a material impact on the Corporation’s consolidated financial condition and had no impact on the results of operations.

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

The Corporation’s common stock equivalents consist of common stock issuable under the assumed exercise of dilutive stock options granted under the Corporation’s stock option plans, using the treasury stock method, stock to be issued under the deferred compensation plan for non-employee directors and stock to be issued under the stock purchase plan for non-employee advisors. The following summarizes the numerator and denominator of the basic and diluted earnings per share computations for the years ended December 31:

	2008	2007	2006

	(In thousands, except per share data)

Numerator for both basic and diluted earnings per share, net income	$19,842	$39,009	$46,844

Denominator for basic earnings per share, weighted average shares outstanding	23,840	24,360	24,921
Weighted average common stock equivalents	13	11	34

Denominator for diluted earnings per share	23,853	24,371	24,955

Basic earnings per share	$0.83	$1.60	$1.88
Diluted earnings per share	0.83	1.60	1.88

The average number of employee stock option awards outstanding that were anti-dilutive and therefore not included in the computation of earnings per share was 532,765, 534,256 and 403,361 for the years ended December 31, 2008, 2007 and 2006, respectively.

Comprehensive Income and Accumulated Other Comprehensive Loss:

As required under SFAS No. 130, “Reporting Comprehensive Income” (SFAS 130), comprehensive income of the Corporation includes net income and an adjustment to equity for changes in unrealized gains and losses on investment securities available-for-sale and the difference between the fair value of pension and postretirement plan assets and their respective projected benefit obligations, net of income taxes, as required by SFAS 158. The Corporation displays comprehensive income as a component in the consolidated statements of changes in shareholders’ equity.

The components of accumulated other comprehensive loss, net of related tax benefits, were as follows:

	December 31,
	2008	2007	2006

	(In thousands)

Net unrealized gains (losses) on investment securities available-for-sale, net of related tax (expense) benefit of $(1,610) at December 31, 2008, $(848) at December 31, 2007 and $2,142 at December 31, 2006	$2,990	$1,576	$(3,977)
Pension and other postretirement benefits expense, net of related tax benefit of $8,519 at December 31, 2008, $1,816 at December 31, 2007 and $2,677 at December 31, 2006	(15,821)	(3,373)	(4,973)

Accumulated other comprehensive loss	$(12,831)	$(1,797)	$(8,950)

Operating Segment:

The Corporation operates in a single operating segment — commercial banking. The Corporation is a financial holding company that operates through one commercial bank, Chemical Bank. Chemical Bank operates within the state of Michigan as a state-chartered commercial bank. Chemical Bank operates through an internal organizational structure of four regional banking units and offers a full range of commercial banking and fiduciary products and services to the residents and business customers in the bank’s geographical market areas. The products and services offered by the regional banking units, through branch banking offices, are generally consistent throughout the Corporation, as is the pricing of those products and services. The marketing of products and services throughout the Corporation’s regional banking units is generally uniform, as many of the markets served by the regional banking units overlap. The distribution of products and services is uniform throughout the Corporation’s regional banking units and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.

The Corporation’s primary sources of revenue are from its loan products and investment securities.

Recent Accounting Pronouncements:

Business Combinations:  In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) requires an acquirer in a business combination to recognize most assets acquired, liabilities assumed, and any noncontrolling interests at their fair values on the date of acquisition. Previously, these items were assigned values through a cost allocation process. SFAS 141(R) is effective prospectively for business combinations that occur in fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141(R) as of January 1, 2009 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

Noncontrolling Interests:  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires a parent company to clearly identify ownership interests in subsidiaries held by parties other than the parent, and to present these interests in the parent’s consolidated balance sheet and consolidated statement of income separate from the parent’s financial position and results of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Adoption of SFAS 160 as of January 1, 2009 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

Derivative Instruments and Hedging Activities:  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 as of January 1, 2009 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

Generally Accepted Accounting Principles Hierarchy:  In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identified a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities and makes the GAAP hierarchy directly applicable to preparers of financial statements. SFAS 162 did not change the Corporation’s accounting practices.

Intangible Assets:  In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. Since this guidance will be applied prospectively, adoption did not impact the Corporation’s current consolidated financial statements.

In November 2008, the FASB issued Emerging Issues Task Force Consensus 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7). EITF 08-7 clarifies how to account for acquired intangible assets in situations in which an entity does not intend to actively use the asset but intends to hold the asset to prevent others from obtaining access to the asset (a defensive intangible asset), except for intangible assets that are used in research and development activities. The consensus specifies that a defensive intangible asset should be accounted for as a separate unit of accounting and must be assigned a useful life in accordance with paragraph 11 of SFAS 142. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption of EITF 08-7 as of January 1, 2009 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

Share-Based Payments:  In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 was effective on January 1, 2009. All previously reported earnings per share data will be retrospectively adjusted to conform to the provisions of FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 on January 1, 2009 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

Postretirement Benefit Plan Asset Disclosures:  In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Upon initial application, the provisions of FSP FAS 132(R)-1 are not required for earlier periods that are presented for comparative purposes. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009 and are not expected to have a material impact on the Corporation’s consolidated financial condition and results of operations.

NOTE 2 — ADOPTION OF CERTAIN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires an entity to quantify misstatements using both a balance sheet perspective (iron curtain approach) and income statement perspective (rollover approach) and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.

The Corporation historically used the rollover approach, which focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. This approach quantifies misstatements based on the amount of the error originating in the current year income statement. The iron curtain approach considers the misstatements existing at each balance sheet date, irrespective of the period of origin of the misstatement.

Upon adoption of SAB 108 on January 1, 2006, the Corporation determined that under the iron curtain approach, the quantitative cumulative misstatements aggregating approximately $4.6 million on a net basis that existed as of December 31, 2005 were material to the 2006 financial statements. As permitted when first applying the guidance in SAB 108, prior year financial statements were not restated. In accordance with the adoption of SAB 108, the Corporation recorded a $4.6 million cumulative increase, net of tax of $2.5 million, to retained earnings as of January 1, 2006. The net impact of the adoption of SAB 108 at January 1, 2006 was an increase in the Corporation’s shareholders’ equity of $0.18 per share at that date.

NOTE 3 — MERGERS AND ACQUISITIONS

The Corporation’s primary method of expansion into new banking markets has been through acquisitions of other financial institutions and bank branches. During the three years ended December 31, 2008, the Corporation completed the following acquisition:

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

NOTE 4 — INVESTMENT SECURITIES

The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at December 31, 2008 and 2007:

Investment Securities Available-for-Sale:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In thousands)

December 31, 2008
U.S. Treasury	$21,066	$428	$—	$21,494
Government sponsored agencies	167,618	4,616	—	172,234
State and political subdivisions	4,458	94	—	4,552
Mortgage-backed securities	167,133	2,401	320	169,214
Collateralized mortgage obligations	37,527	30	272	37,285
Corporate bonds	47,545	23	2,400	45,168

Total	$445,347	$7,592	$2,992	$449,947

December 31, 2007
U.S. Treasury	$30,924	$526	$—	$31,450
Government sponsored agencies	191,889	2,237	168	193,958
State and political subdivisions	6,391	125	2	6,514
Mortgage-backed securities	215,656	1,041	977	215,720
Collateralized mortgage obligations	567	9	1	575
Corporate bonds	54,919	22	389	54,552

Total debt securities	500,346	3,960	1,537	502,769
Equity securities	502	—	—	502

Total	$500,848	$3,960	$1,537	$503,271

Investment Securities Held-to-Maturity:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(In thousands)

December 31, 2008
Government sponsored agencies	$1,007	$10	$—	$1,017
State and political subdivisions	85,495	845	1,170	85,170
Mortgage-backed securities	509	27	—	536
Trust preferred securities	10,500	—	6,667	3,833

Total	$97,511	$882	$7,837	$90,556

December 31, 2007
Government sponsored agencies	$18,718	$—	$77	$18,641
State and political subdivisions	71,899	488	33	72,354
Mortgage-backed securities	626	36	—	662

Total	$91,243	$524	$110	$91,657

The following is a summary of the amortized cost and fair value of investment securities at December 31, 2008, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

Investment Securities Available-for-Sale:

	December 31, 2008
	Amortized Cost	Fair Value

	(In thousands)

Due in one year or less	$192,403	$194,033
Due after one year through five years	198,416	200,624
Due after five years through ten years	26,924	27,259
Due after ten years	27,604	28,031

Total	$445,347	$449,947

Investment Securities Held-to-Maturity:

	December 31, 2008
	Amortized Cost	Fair Value

	(In thousands)

Due in one year or less	$6,854	$6,903
Due after one year through five years	34,852	34,873
Due after five years through ten years	25,312	25,442
Due after ten years	30,493	23,338

Total	$97,511	$90,556

Investment securities with a book value of $418.0 million at December 31, 2008 were pledged to secure public fund deposits, short-term borrowings and for other purposes as required by law; at December 31, 2007, the corresponding amount was $415.7 million.

Gross realized gains on investment securities transactions during 2008 were $1.7 million. In addition, the Corporation recognized $0.4 million of loss related to the write-down of unrealized losses that were deemed to be other-than-temporary in 2008. The Corporation realized a $1.7 million gain in 2008 on the sale of 92% of its MasterCard Class B shares that had no cost basis. The remaining Class B shares held by the Corporation were not redeemable at December 31, 2008, and therefore had no fair value at that date. The remaining Class B shares have no cost basis. Gross realized losses on investment securities transactions during 2006 were $1.3 million.

An analysis is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss as of December 31, 2008 represented an other-than-temporary impairment (OTTI). Management believed that the unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates and not as a result of credit-related issues. There were unrealized losses of $1.6 million in investment grade corporate bonds attributable to one issuer and $6.35 million in a trust preferred security from a well-capitalized and profitable bank holding company that were also attributable to the illiquidity in certain financial markets. The Corporation performed a thorough analysis of the creditworthiness of these two issuers and concluded it was probable at December 31, 2008 that all future principal and interest payments would be received in accordance with their original contractual terms. The Corporation had both the intent and ability to hold the investment securities with unrealized losses to maturity or until such time as the unrealized losses recover. However, due to significant market and economic conditions, additional OTTI may occur as a result of material declines in fair value in the future.

The Corporation did not have a trading portfolio during the three years ended December 31, 2008.

The following summarizes information about investment securities with gross unrealized losses at December 31, 2008, excluding those for which OTTI charges have been recognized, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)

State and political subdivisions	$32,766	$1,161	$131	$9	$32,897	$1,170
Mortgage-backed securities	49,325	320	469	—	49,794	320
Collateralized mortgage obligations	29,205	272	47	—	29,252	272
Corporate bonds	17,584	259	22,630	2,141	40,214	2,400
Trust preferred securities	3,833	6,667	—	—	3,833	6,667

Total	$132,713	$8,679	$23,277	$2,150	$155,990	$10,829

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)

Government sponsored agencies	$—	$—	$76,106	$245	$76,106	$245
State and political subdivisions	2,334	16	4,199	19	6,533	35
Mortgage-backed securities	63	1	116,367	976	116,430	977
Collateralized mortgage obligations	—	—	181	1	181	1
Corporate bonds	39,395	368	2,330	21	41,725	389

Total	$41,792	$385	$199,183	$1,262	$240,975	$1,647

NOTE 5 — LOANS

A summary of loans follows:

	December 31,
	2008	2007

	(In thousands)

Commercial	$587,554	$515,319
Real estate commercial	786,404	760,399
Real estate construction	119,001	134,828
Real estate residential	839,555	838,545
Consumer	649,163	550,343

Total loans	$2,981,677	$2,799,434

The Corporation’s subsidiary bank has extended loans to its directors, executive officers and their affiliates. These loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time and did not involve more than the normal risk of repayment by the borrower or present other unfavorable features. The aggregate loans outstanding to the directors, executive officers and their affiliates totaled approximately $14.9 million at December 31, 2008 and $10.2 million at December 31, 2007. During 2008, there were approximately $25.7 million of new loans and other additions, while repayments and other reductions totaled approximately $21.0 million.

Loans held for sale, comprised of real estate residential loans, were $8.5 million at December 31, 2008, $7.9 million at December 31, 2007 and $5.7 million at December 31, 2006.

Changes in the allowance for loan losses were as follows for the years ended December 31:

	2008	2007	2006

	(In thousands)

Balance at beginning of year:	$39,422	$34,098	$34,148
Provision for loan losses	49,200	11,500	5,200
Loan charge-offs	(33,942)	(6,988)	(6,645)
Loan recoveries	2,376	812	995

Net loan charge-offs	(31,566)	(6,176)	(5,650)
Allowance of business acquired	—	—	400

Balance at end of year	$57,056	$39,422	$34,098

A summary of nonperforming loans follows:

	December 31,
	2008	2007	2006

	(In thousands)

Nonaccrual loans:
Commercial	$16,324	$10,961	$4,203
Real estate commercial	27,344	19,672	9,612
Real estate construction	15,310	12,979	2,552
Real estate residential	12,175	8,516	2,887
Consumer	5,313	3,468	985

Total nonaccrual loans	76,466	55,596	20,239
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	1,652	1,958	1,693
Real estate commercial	9,995	4,170	2,232
Real estate construction	759	—	174
Real estate residential	3,369	1,470	1,158
Consumer	1,087	166	1,414

Total accruing loans contractually past due 90 days or more as to interest or principal payments	16,862	7,764	6,671

Total nonperforming loans	$93,328	$63,360	$26,910

Interest income totaling $2.1 million in 2008, $1.8 million in 2007 and $0.7 million in 2006 was recorded on nonaccrual loans. Additional interest that would have been recorded on these loans had they been current in accordance with their original terms was $3.7 million in 2008, $3.0 million in 2007 and $1.1 million in 2006.

A summary of impaired loans and the related valuation allowance follows:

	Impaired Loans			Valuation Allowance

	2008	2007	2006	2008	2007	2006

	(In thousands)

Balances — December 31:
Impaired loans with valuation allowance	$30,306	$22,224	$3,770	$9,179	$4,616	$912
Impaired loans with no valuation allowance	28,672	23,631	16,063	—	—	—

Total impaired loans	$58,978	$45,855	$19,833	$9,179	$4,616	$912

Average balance of impaired loans during the year	$50,239	$31,123	$14,586

NOTE 6 — PREMISES AND EQUIPMENT

A summary of premises and equipment follows:

	December 31,
	2008	2007

	(In thousands)

Land	$11,798	$10,898
Buildings	67,018	63,901
Equipment	45,834	41,150

	124,650	115,949
Accumulated depreciation	(71,614)	(66,019)

Total Premises and Equipment	$53,036	$49,930

NOTE 7 — GOODWILL

Goodwill was $69.9 million at December 31, 2008 and 2007. The Corporation’s goodwill impairment review is performed annually by management, or more frequently if triggering events occur and indicate potential impairment, and is additionally reviewed by an independent third-party appraisal firm. The income and fair value approach methodologies were utilized to estimate the value of the Corporation’s goodwill. The income approach quantifies the present value of future economic benefits by capitalizing or discounting the cash flows of a business. This approach considers projected dividends, earnings, dividend paying capacity and future residual value. The fair value approach estimates the value of the entity by comparing it to similar companies that have recently been acquired or companies that are publicly traded on an organized exchange. The estimate of fair value includes a comparison of the financial condition of the entity against the financial characteristics and pricing information of comparable companies. Based on the results of these valuations, the Corporation’s goodwill was not impaired at December 31, 2008 or 2007.

The following summarizes changes in the carrying amount of goodwill for the years ended December 31:

	2008	2007

	(In thousands)

Balance as of January 1	$69,908	$70,129
Adjustment due to the adoption of FIN 48	—	(221)

Balance as of December 31	$69,908	$69,908

NOTE 8 — ACQUIRED INTANGIBLE ASSETS

The following sets forth the carrying amounts, accumulated amortization and amortization expense of acquired intangible assets:

	December 31, 2008			December 31, 2007

	Original	Accumulated	Carrying	Original	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

(In thousands)

Core deposit intangibles	$18,033	$14,983	$3,050	$18,033	$13,440	$4,593

There were no additions of acquired intangible assets during 2008 and 2007.

Amortization expense for the years ended December 31 follows (in thousands):

2008	$1,543
2007	2,781
2006	2,087

Estimated amortization expense for the years ending December 31 follows (in thousands):

2009	$718
2010	470
2011	406
2012	406
2013	344
2014 and thereafter	706

Total	$3,050

NOTE 9 — MORTGAGE SERVICING RIGHTS

For the three years ended December 31, 2008, activity for capitalized mortgage servicing rights was as follows:

	2008	2007	2006

	(In thousands)

Mortgage Servicing Rights (MSRs):
Beginning of year	$2,283	$2,398	$2,423
Additions	978	880	764
Amortization	(1,070)	(995)	(789)

End of year	$2,191	$2,283	$2,398

Loans serviced for others that have servicing rights capitalized	$604,478	$569,806	$551,819

Fair value of MSRs at end of year	$2,287	$3,845	$4,316

The fair value of MSRs was estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration expected prepayment rates, discount rates, servicing costs and other economic factors that are based on current market conditions. The prepayment rates and the discount rate are the most significant factors affecting the MSRs valuation. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. Expected loan prepayment rates are validated by a third-party model. At December 31, 2008, the weighted average coupon rate of the portfolio was 5.98% and the discount rate was 8.5%.

During 2008 and 2007, the Corporation did not record an impairment provision as there was no decline in the estimated fair value of MSRs compared to the recorded book value.

NOTE 10 — DEPOSITS

A summary of deposits follows:

	December 31,
	2008	2007

	(In thousands)

Noninterest-bearing demand	$524,464	$535,705
Interest-bearing demand	509,211	521,886
Savings	875,185	739,715
Time deposits over $100,000	335,958	297,936
Other time deposits	733,974	780,347

Total Deposits	$2,978,792	$2,875,589

Excluded from total deposits are demand deposit account overdrafts (overdrafts), which have been classified as loans. At December 31, 2008 and 2007, overdrafts totaled $3.2 million and $3.6 million, respectively. Time deposits with remaining maturities of less than one year were $760.6 million at December 31, 2008. Time deposits with remaining maturities of one year or more were $309.3 million at December 31, 2008. The maturities of these time deposits are as follows: $234.6 million in 2010, $38.6 million in 2011, $17.8 million in 2012, $3.7 million in 2013 and $14.6 million thereafter.

NOTE 11 — SHORT-TERM BORROWINGS

					Maximum
		Weighted Average	Average Amount	Weighted Average	Outstanding
	Ending	Interest Rate At	Outstanding	Interest Rate	at any
	Balance	Year-End	During Year	During Year	Month-End

	(Dollars in thousands)

December 31, 2008
Securities sold under agreements to repurchase	$233,738	0.48%	$196,155	1.09%	$233,738
FHLB advances — short-term	—	—	8,593	0.93	70,000

Total short-term borrowings	$233,738	0.48%	$204,748	1.08%

December 31, 2007
Securities sold under agreements to repurchase	$197,363	3.08%	$181,766	3.77%	$203,322
FHLB advances — short-term	—	—	8,822	5.31	20,000

Total short-term borrowings	$197,363	3.08%	$190,588	3.84%

December 31, 2006
Securities sold under agreements to repurchase	$178,969	3.91%	$152,003	3.66%	$178,969
Reverse repurchase agreements	—	—	4,109	3.74	10,000
FHLB advances — short-term	30,000	5.28	52,055	5.20	125,000

Total short-term borrowings	$208,969	4.13%	$208,167	4.05%

NOTE 12 — FEDERAL HOME LOAN BANK ADVANCES — LONG-TERM

FHLB advances — long-term outstanding as of December 31, 2008 and 2007 are presented below:

	December 31, 2008		December 31, 2007

		Weighted Average		Weighted Average
	Ending	Interest Rate	Ending	Interest Rate
	Balance	At Year-End	Balance	At Year-End

	(Dollars in thousands)

FHLB advances — long-term:
Fixed-rate advances	$95,025	3.53%	$95,049	4.62%
Convertible fixed-rate advances	40,000	5.88	55,000	5.72

Total FHLB advances — long-term	$135,025	4.22%	$150,049	5.02%

The FHLB advances, short-term and long-term, are collateralized by a blanket lien on qualified one- to four-family residential mortgage loans. At December 31, 2008, the carrying value of these loans was $772 million. FHLB advances totaled $135 million at December 31, 2008, and were comprised solely of long-term advances. The Corporation’s additional borrowing availability, subject to the FHLB’s credit requirements and policies, through the FHLB at December 31, 2008, based on the amount of FHLB stock owned, was $189 million.

Prepayments of fixed-rate advances are subject to prepayment penalties under the provisions and conditions of the credit policy of the FHLB. The Corporation did not incur any prepayment penalties in 2008, 2007 or 2006. The FHLB has the option to convert the convertible fixed-rate advances to a variable interest rate each quarter. The Corporation has the option to prepay, without penalty, the FHLB convertible fixed-rate advance only when the FHLB exercises its option to convert it to a variable-rate advance. The FHLB did not exercise this option during 2008. During 2007, the FHLB exercised this option and the Corporation prepaid two advances totaling $15 million.

The scheduled principal reductions on FHLB advances — long-term outstanding at December 31, 2008 were as follows (in thousands):

2009	$45,025
2010	40,000
2011	25,000
2012	—
2013	25,000

Total	$135,025

NOTE 13 — COMMON STOCK REPURCHASE PROGRAMS

From time to time, the board of directors approves common stock repurchase programs allowing management to repurchase shares of the Corporation’s common stock in the open market. The repurchased shares are available for later reissuance in connection with potential future stock dividends, the Corporation’s dividend reinvestment plan, employee benefit plans and other general corporate purposes. Under these programs, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including the projected parent company cash flow requirements and the Corporation’s share price. The following discussion summarizes the activity of the Corporation’s common stock repurchase programs during the three-year period ended December 31, 2008.

At December 31, 2005, 373,100 shares of common stock were available for repurchase under an April 2005 authorization from the board of directors. During 2006, 318,558 shares were repurchased under the Corporation’s repurchase program for an aggregate purchase price of $9.3 million, resulting in 54,542 shares of common stock available for repurchase at December 31, 2006. During 2007, the board of directors authorized management to repurchase an additional one million shares of the Corporation’s common stock under a stock repurchase program, and rescinded 31,542 remaining shares that existed at March 31, 2007 under the 2005 repurchase authorization. During 2007, 1,023,000 shares were repurchased under the Corporation’s repurchase programs for an aggregate purchase price of $25.5 million. At December 31, 2007, there were no shares of common stock available for repurchase.

On January 22, 2008, the Corporation publicly announced that its board of directors authorized management to repurchase up to 500,000 shares of the Corporation’s common stock under a stock repurchase program. During 2008, no shares were repurchased. At December 31, 2008, there were 500,000 remaining shares available for repurchase under the January 2008 authorization.

In addition, during 2008, 2007 and 2006, 38,416 shares, 9,017 shares and 39,036 shares, respectively, of the Corporation’s common stock were delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options.

NOTE 14 — FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Corporation adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) and also elected not to delay the application of SFAS 157 to nonfinancial assets and liabilities recognized at fair value on a nonrecurring basis as permitted by FSP No. SFAS 157-2, “Effective Date of FASB Statement No. 157.” SFAS 157 provides guidance for using fair value to measure assets and liabilities by providing a single definition for fair value, a framework for measuring fair value and expanding disclosures concerning fair value. SFAS 157 requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. The adoption of SFAS 157 did not have an impact on the Corporation’s consolidated financial condition or results of operations. The application of SFAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (FSP 157-3) in October 2008. FSP 157-3 became effective immediately and did not significantly impact the methods by which the Corporation determined the fair values of its financial assets.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Investment securities — available-for-sale are recorded at fair value on a recurring basis. Additionally, the Corporation may be required to record other assets at fair value on a nonrecurring basis, such as impaired loans, goodwill, other intangible assets, other real estate and repossessed assets. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Corporation’s financial assets and financial liabilities carried at fair value. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. Any such valuation adjustments are applied consistently over time. The Corporation’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Corporation’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Investment securities — Available-for-Sale:

Investment securities — Available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that include market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Level 1 valuations include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 valuations include government sponsored agencies, securities issued by state and political subdivisions, mortgage-backed securities, collateralized mortgage obligations and corporate bonds.

For assets and liabilities measured at fair value on a recurring basis, SFAS 157 requires quantitative disclosures about the fair value measurements separately for each major category of assets as reported below:

Fair Value Measurements at December 31, 2008
Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

(In thousands)

Investment securities — Available-for-sale	$21,494	$428,453	$—	$449,947

There were no liabilities recorded at fair value on a recurring basis at December 31, 2008.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

Impaired Loans:

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific allocation of the allowance for loan losses (valuation allowance) is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the loan’s observable market price, the fair value of the collateral or the present value of the expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring a valuation allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2008, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans, where a valuation allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan at a nonrecurring Level 2 valuation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market price, the Corporation records the impaired loan at a nonrecurring Level 3 valuation. At December 31, 2008, the Corporation recorded $45.5 million of its $59.0 million of impaired loans at fair value through a valuation allowance at December 31, 2008 or loan charge-off recorded in current or prior periods.

Goodwill:

Goodwill is subject to impairment testing on an annual basis. The market and income approach methods were used in the completion of impairment testing at December 31, 2008. These valuation methods require a significant degree of management judgment. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by either of the valuation models. As such, the Corporation classifies goodwill subjected to nonrecurring fair value measurements as Level 3 valuations. At December 31, 2008, no goodwill impairment was recorded.

Other Intangible Assets:

Other intangible assets consist of core deposit intangible assets and mortgage servicing rights. These items are both carried at fair value when initially recorded. Subsequently, core deposit intangible assets are amortized on a straight-line or accelerated basis over periods ranging from three to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If core deposit intangible asset impairment is identified and recorded, the Corporation classifies impaired core deposit intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. At December 31, 2008, there was no impairment recorded for core deposit intangible assets. The fair value of MSRs is initially estimated using a model that calculates the net present value of estimated future cash flows using various assumptions including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, determined by the model, through a valuation allowance. The Corporation classifies MSRs subjected to nonrecurring fair value measurements as Level 3 valuations. At December 31, 2008, there was no impairment recorded for MSRs.

Other Real Estate and Repossessed Assets:

The carrying amounts for ORE and repossessed assets (RA) are reported in the consolidated statements of financial position under “Interest receivable and other assets.” ORE and RA include real estate and other types of assets foreclosed upon or repossessed by the Corporation. ORE and RA are adjusted to the lower of cost or fair value upon the transfer of a loan to ORE or RA. Fair value is generally based on independent appraisal values of the collateral. Subsequently, ORE and RA are carried at the lower of cost or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records ORE and RA subject to nonrecurring fair value measurements as Level 2 valuations. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the ORE and RA subject to nonrecurring fair value measurements as nonrecurring Level 3 valuations.

The Corporation is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at December 31, 2008. The following summarizes each major category of assets that was measured at fair value on a nonrecurring basis:

	Fair Value Measurements at December 31, 2008

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)

Loans	$—	$—	$45,522	$45,522
Other real estate/repossessed assets	—	—	19,265	19,265

Total	$—	$—	$64,787	$64,787

There were no liabilities recorded at fair value on a nonrecurring basis at December 31, 2008.

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (SFAS 107) requires disclosures about the estimated fair values of the Corporation’s financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis. The Corporation utilized the fair value hierarchy required under SFAS 157 in computing the fair values of its financial instruments. In cases where quoted market prices were not available, the Corporation employed present value methods using unobservable inputs requiring management’s judgment to estimate the fair values of its financial instruments, which are considered Level 3 valuations under SFAS 157. These Level 3 valuations are significantly affected by the assumptions made and, accordingly, do not necessarily indicate amounts that could be realized in a current market exchange. It is also the Corporation’s general practice and intent to hold the majority of its financial instruments until maturity and, therefore, the Corporation does not expect to realize the estimated amounts disclosed.

The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At December 31, 2008 and 2007, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities are discussed below:

Investment securities — Held-to-Maturity:

Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that include market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Fair value measurements using Level 2 valuations of investment securities-held-to-maturity include government sponsored agencies, certain securities issued by state and political subdivisions and mortgage-backed securities. Level 3 valuations include certain securities issued by state and political subdivisions and trust preferred securities.

Other securities:

Fair value measurements of other securities, which consisted of FHLB and FRB stock, is based on its redeemable value, which is cost. The market for these stocks is restricted to the issuer of the stock and subject to impairment evaluation.

Loans Held-For-Sale:

The carrying amounts reported in the consolidated statements of financial position for loans held-for-sale are at the lower of cost or market value. The fair values of loans held-for-sale are based on the market price for similar loans in the secondary market. The fair value measurements for loans held-for-sale are Level 2 valuations.

Loans:

For variable interest rate loans that reprice regularly with changes in market interest rates and have no significant change in credit risk, fair values are based on carrying values. The fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The resulting amounts are adjusted to estimate the effect of declines in the credit quality of borrowers after the loans were originated. The fair value measurements for fixed interest rate loans are Level 3 valuations.

Deposit liabilities:

The fair values of deposit accounts without defined maturities, such as interest- and noninterest-bearing checking, savings and money market accounts, are equal to the amounts payable on demand. Fair value measurements for interest-bearing deposits (time deposits) with defined maturities are based on the discounted value of contractual cash flows, using interest rates currently being offered for deposits of similar maturities and are Level 3 valuations. The fair values for variable-interest rate certificates of deposit approximate their carrying amounts.

Short-term borrowings:

Short-term borrowings consist of repurchase agreements and FHLB advances — short-term. Fair value measurements are estimated for repurchase agreements and FHLB advances — short-term based on the present value of future estimated cash flows using current rates offered to the Corporation for debt with similar terms and are Level 2 valuations.

FHLB advances — long-term:

Fair value measurement is estimated based on the present value of future estimated cash flows using current rates offered to the Corporation for debt with similar terms and are Level 2 valuations.

Unused commitments to extend credit, standby letters of credit and undisbursed loans:

The Corporation’s unused loan commitments, standby letters of credit and undisbursed loans have no carrying amount and have been estimated to have no realizable fair value. Historically, a majority of the unused loan commitments have not been drawn upon and, generally, the Corporation does not receive fees in connection with these commitments.

Fair value measurements have not been made for items that are not defined by SFAS 107 as financial instruments, including such items as the Corporation’s core deposits and the value of its trust and investment management services department. The Corporation believes it is impractical to estimate a representative fair value for these types of assets, even though management believes they add significant value to the Corporation.

The following is a summary of carrying amounts and estimated fair values of financial instrument components of the consolidated statements of financial position at December 31:

	2008		2007

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In thousands)

Assets:
Cash and cash equivalents	$173,222	$173,222	$189,513	$189,513
Investment and other securities	569,586	562,631	616,649	617,063
Loans held for sale	8,463	8,463	7,883	7,883
Loans, net of allowance for loan losses	2,924,621	2,920,285	2,760,012	2,732,531
Interest receivable	15,680	15,680	16,872	16,872
Liabilities:
Deposits without defined maturities	$1,908,860	$1,908,860	$1,797,306	$1,797,306
Time deposits	1,069,932	1,079,498	1,078,283	1,077,488
Interest payable	3,048	3,048	4,594	4,594
Short-term borrowings	233,738	233,743	197,363	197,363
FHLB advances — long-term	135,025	138,729	150,049	152,533

Effective January 1, 2008, the Corporation adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits the Corporation to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Corporation may record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. The adoption of SFAS 159 did not have an impact on the Corporation’s financial statements as the Corporation did not elect the fair value option on any financial assets or liabilities during 2008.

Investment securities — Held-to-Maturity Disclosed at Level 3 Valuations

At December 31, 2008, the Corporation’s state and political subdivision investment securities in the held-to-maturity portfolio were recorded at cost adjusted by amortization of premium or accretion of discount (book value). The total book value of these investment securities was $85.5 million at December 31, 2008. Fair values of these investment securities were calculated using a combination of Level 2 and Level 3 inputs for disclosure purposes. State and political subdivision investment securities with a book value of $32.7 million at December 31, 2008 were measured at fair value using Level 2 valuation techniques, as provided by the Corporation’s third-party pricing service. The fair value of these investment securities was determined to be $33.1 million at December 31, 2008. The fair value of the remaining state and political subdivision investment securities with a book value at December 31, 2008 of $52.8 million was determined using Level 3 valuation techniques, as there is no market available to price these investment securities. The method used for measuring the fair value for these investment securities included a comparison to the fair value of other investment securities valued with Level 2 inputs with similar characteristics (credit, time to maturity, call structure etc.) and the interest yield curve for comparable debt investment securities from Bloomberg. The fair value measurement of these investment securities was $52.1 million at December 31, 2008.

At December 31, 2008, the Corporation held $10.5 million of trust preferred investment securities that were recorded as held-to-maturity. Of the $10.5 million balance, $10 million represented a 100% interest in a trust preferred investment security of a small non-public bank holding company purchased in the second quarter of 2008. The Corporation purchased the entire issue of this investment security, in a negotiated transaction with the issuer, and therefore, there is not an active trading market for this investment security. As clarified by FSP 157-3, in a market that is not active, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. The guidance provides that observable inputs (which are considered a Level 2 valuation) may require significant adjustment based on unobservable data and result in a Level 3 valuation. At December 31, 2008, it was the Corporation’s opinion that the market for trust preferred securities was not active, and thus the fair value measurement of this investment security was a Level 3 valuation developed in accordance with FSP 157-3. The fair value of the trust preferred investment security was based upon a calculation of discounted cash flows. The cash flows were discounted based upon both observable inputs and appropriate risk adjustments that market participants would make for nonperformance, illiquidity and issuer specifics. An independent third party provided the Corporation with observable inputs based on the existing market and insight into appropriate rate of return adjustments that market participants would require for the additional risk associated with a single issue investment security of this nature. Using a model that incorporated the average current yield of publicly traded performing trust preferred securities of large financial institutions with no known material financial difficulties at December 31, 2008, and adjusted for both illiquidity and the specific issuer, such as size, leverage position and location, an implied yield of 17.50% was calculated. Based upon this implied yield, the fair value measurement of the trust preferred investment security was calculated by the Corporation at $3.65 million, or 36.5% of the investment’s original cost, resulting in impairment of $6.35 million. At December 31, 2008, the Corporation concluded that the $6.35 million of impairment was temporary in nature.

See Note 4, Investment Securities, to the consolidated financial statements for a further discussion of the Corporation’s investment securities portfolio.

NOTE 15 — NONINTEREST INCOME

The following schedule includes the major components of noninterest income during the past three years:

	Years Ended December 31,
	2008	2007	2006

	(In thousands)

Service charges on deposit accounts	$20,048	$20,549	$20,993
Trust and investment services revenue	10,625	11,325	10,378
Other fees for customer services	2,511	3,031	3,068
ATM and network user fees	3,341	2,968	2,707
Insurance commissions	1,042	773	778
Mortgage banking revenue	1,836	2,117	1,742
Investment securities net gains (losses)	1,278	4	(1,330)
Gains on sales of branch bank properties	295	912	—
Insurance settlement	—	1,122	—
Gains on sale of acquired loans	—	—	1,053
Other	221	487	758

Total Noninterest Income	$41,197	$43,288	$40,147

NOTE 16 — OPERATING EXPENSES

The following schedule includes the major categories of operating expenses during the past three years:

	Years Ended December 31,
	2008	2007	2006

	(In thousands)

Salaries and wages	$48,713	$48,651	$44,959
Employee benefits	10,514	10,357	11,053
Occupancy	10,221	10,172	9,534
Equipment	9,230	8,722	8,842
Postage and courier	3,169	2,841	2,599
Supplies	1,482	1,544	1,335
Professional fees	3,554	4,382	2,645
Outside processing/service fees	3,219	3,495	2,141
Michigan business taxes	(806)	1,132	1,391
Advertising and marketing	2,492	1,854	1,645
Intangible asset amortization	1,543	1,786	2,087
Telephone	2,186	1,829	1,868
Other real estate and repossessed asset expenses	4,680	2,207	2,482
Loan and collection	1,592	702	417
Non-loan losses	1,473	605	298
Other	5,846	4,392	4,578

Total Operating Expenses	$109,108	$104,671	$97,874

NOTE 17 — PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension Plan:

The Corporation has a noncontributory defined benefit pension plan (Pension Plan) covering certain salaried employees. Effective June 30, 2006, benefits under the Pension Plan were frozen for approximately two-thirds of the Corporation’s salaried employees as of that date. Pension benefits continued unchanged for the remaining salaried employees. Normal retirement benefits under the Pension Plan are based on years of vested service and the employee’s average annual pay for the five highest consecutive years during the ten years preceding retirement, except for employees whose benefits were frozen. Benefits, for employees with less than fifteen years of service or whose age plus years of service were less than sixty-five at June 30, 2006, will be based on years of vested service at June 30, 2006 and generally the average of the employee’s salary for the five years ended June 30, 2006. Pension Plan contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future, for employees whose benefits were not frozen at June 30, 2006. As a result of the Pension Plan being partially frozen, the Corporation recognized a curtailment gain of $0.11 million in 2006. Employees hired after June 30, 2006 and employees affected by the partial freeze of the Pension Plan began receiving four percent of their eligible pay as a contribution to their 401(k) Savings Plan accounts on July 1, 2006.

The assets of the Pension Plan are invested by the trust and investment management services department of the Corporation’s bank subsidiary, Chemical Bank. The investment policy and allocation of the assets of the pension trust were approved by the Compensation and Pension Committee of the board of directors of the Corporation.

The assets of the Pension Plan are invested in a diversified portfolio of U.S. Government Treasury notes, U.S. Government agency notes, high quality corporate bonds and equity securities (primarily blue chip stocks) and equity-based mutual funds. International stocks and international equity-based mutual funds are also allowable investments of the Pension Plan. The notes and the bonds purchased are rated A or better by the major bond rating companies and mature within five years from the date of purchase. The stocks are diversified among the major economic sectors of the market and are selected based on balance sheet strength, expected earnings growth, the management team and position within their industries, among other characteristics.

The Pension Plan’s asset allocation by asset category was as follows:

	December 31,
Asset Category	2008	2007

Equity securities	61%	62%
Debt securities	37	32
Other	2	6

Total	100%	100%

As of December 31, 2008, based upon current market conditions, the Corporation’s strategy was to maintain equity securities between 60% and 70% of Pension Plan assets and the “Other” category was expected to be maintained at less than 10% of Pension Plan assets. As of December 31, 2008 and 2007, equity securities included 127,043 shares and 211,395 shares, respectively, of the Corporation’s common stock. During 2008 and 2007, $0.20 million and $0.24 million, respectively, in cash dividends were paid on the Corporation’s common stock held by the Pension Plan. The fair value of the Corporation’s common stock held in the Pension Plan was $3.5 million at December 31, 2008 and $5.0 million at December 31, 2007, and represented 5.9% and 6.4% of Pension Plan assets at December 31, 2008 and 2007, respectively.

The following schedule sets forth the changes in the projected benefit obligation and plan assets of the Corporation’s Pension Plan:

	2008	2007

	(In thousands)

Projected benefit obligation:
Benefit obligation at beginning of year	$72,512	$75,580
Service cost	1,589	1,863
Interest cost	4,607	4,448
Net actuarial gain	(1,212)	(5,309)
Benefits paid	(3,150)	(4,376)
Early retirement benefits	—	306

Benefit obligation at end of year	74,346	72,512

Fair value of plan assets:
Beginning fair value	78,045	79,873
Actual return on plan assets	(14,372)	2,548
Benefits paid	(3,150)	(4,376)

Fair value of plan assets at end of year	60,523	78,045

Funded (unfunded) status of the plan	(13,823)	5,533
Unrecognized net actuarial loss	25,144	6,345
Unrecognized prior service credit	(16)	(21)

Prepaid benefit cost before adjustment to accumulated other comprehensive loss	11,305	11,857
Additional liability under SFAS 158	(25,128)	(6,324)

Prepaid (accrued) benefit cost — Pension Plan	$(13,823)	$5,533

The Corporation’s accumulated benefit obligation as of December 31, 2008 and 2007 for the Pension Plan was $67.4 million and $64.7 million, respectively.

During 2008 and 2007, the Corporation did not make any contributions to the Pension Plan. The 2009 minimum required Pension Plan contribution, as prescribed by the Internal Revenue Code, was estimated at zero. At December 31, 2008, the Corporation had not determined whether it would make a contribution to the Pension Plan in 2009.

Weighted-average rate assumptions of the Pension Plan follow:

	2008	2007	2006

Discount rate used in determining benefit obligations — December 31	6.50%	6.50%	6.00%
Discount rate used in determining pension expense(1)	6.50	6.00	6.00
Expected long-term return on Pension Plan assets	7.00	7.00	7.00
Rate of compensation increase	4.25	4.25	4.25

(1)	The Pension Plan discount rate was 5.60% from January 1 through May 31, 2006. The discount rate was changed to 6.25% effective June 1, 2006 in conjunction with the partial freeze of the Pension Plan, resulting in an average discount rate of 6.00% in 2006.

Net periodic pension cost of the Pension Plan consisted of the following for the years ended December 31:

	2008	2007	2006

	(In thousands)

Service cost	$1,589	$1,863	$3,177
Interest cost	4,607	4,448	4,452
Expected return on plan assets	(5,639)	(5,621)	(5,853)
Amortization of prior service credit	(5)	(5)	(13)
Amortization of unrecognized net loss	—	—	282
Curtailment gain	—	—	(108)
Early retirement benefits	—	306	—

Pension Plan expense	$552	$991	$1,937

The following schedule presents estimated future Pension Plan benefit payments (in thousands):

2009	$3,446
2010	3,667
2011	4,131
2012	4,527
2013	4,484
2014 - 2018	27,074

Total	$47,329

Supplemental Plan:
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

The following schedule sets forth the changes in the benefit obligation and plan assets of the Supplemental Plan:

	2008	2007

	(In thousands)

Projected benefit obligation:
Benefit obligation at beginning of year	$620	$632
Service cost	15	15
Interest cost	39	37
Net actuarial (gain) loss	140	(23)
Benefits paid	(41)	(41)

Benefit obligation at end of year	773	620

Fair value of plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	41	41
Benefits paid	(41)	(41)

Fair value of plan assets at end of year	—	—

Unfunded status of the plan	773	620
Unrecognized net actuarial gain (loss)	(44)	101

Accrued benefit cost before adjustment to accumulated other comprehensive loss	729	721
Addition (reduction) of liability under SFAS 158	44	(101)

Liability for Supplemental Plan benefits	$773	$620

The Supplemental Plan’s accumulated benefit obligation as of December 31, 2008 and 2007 was $0.61 million and $0.54 million, respectively.

Weighted-average rate assumptions of the Supplemental Plan follow:

	2008	2007	2006

Discount rate used in determining benefit obligations — December 31	6.50%	6.50%	6.00%
Discount rate used in determining pension expense	6.50	6.00	5.60
Rate of compensation increase	4.25	4.25	4.25

Net periodic pension cost of the Supplemental Plan consisted of the following for the years ended December 31:

	2008	2007	2006

	(In thousands)

Service cost	$16	$16	$21
Interest cost	39	37	43
Amortization of unrecognized net (gain) loss	(5)	(2)	2

Supplemental Plan expense	$50	$51	$66

The following schedule presents estimated future Supplemental Plan benefit payments (in thousands):

2009	$41
2010	41
2011	41
2012	42
2013	42
2014 - 2018	383

Total	$590

Postretirement Plan:

The Corporation has a postretirement benefit plan that provides medical benefits, and dental benefits through age 65, to a small portion of its active employees, to employees who retired through December 31, 2001 and others who were provided eligibility via acquisitions. Through December 31, 2001, eligibility for such benefits was age 55 with at least ten years of service with the Corporation. Effective January 1, 2002, the Corporation adopted a revised retiree medical program (Postretirement Plan), which substantially reduced the future obligation of the Corporation for retiree medical and dental costs. Retirees and certain employees that met age and service requirements as of December 31, 2001 were grandfathered under the Postretirement Plan. As of January 1, 2008, the Postretirement Plan included 17 active employees in the grandfathered group that were eligible to receive a premium supplement and 90 retirees receiving a premium supplement. The majority of the retirees are required to make contributions toward the cost of their benefits based on their years of credited service and age at retirement. All 17 active employees are currently eligible to receive benefits and will be required to make contributions toward the cost of their benefits upon retirement. Retiree contributions are generally adjusted annually. The accounting for these postretirement benefits anticipates changes in future cost-sharing features such as retiree contributions, deductibles, copayments and coinsurance. The Corporation reserves the right to amend, modify or terminate these benefits at any time. Employees who retire at age 55 or older and have at least ten years of service with the Corporation are provided access to the Corporation’s group health insurance coverage for the employee and a spouse, with no employer subsidy, and are not considered participants in the Postretirement Plan.

The following sets forth changes in the Corporation’s Postretirement Plan benefit obligation:

	2008	2007

	(In thousands)

Projected postretirement benefit obligation:
Benefit obligation at beginning of year	$4,289	$4,779
Interest cost	260	261
Net actuarial gain	(117)	(503)
Benefits paid, net of retiree contributions	(248)	(248)

Benefit obligation at end of year	4,184	4,289

Fair value of plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions, net of retiree contributions	248	248
Benefits paid, net of retiree contributions	(248)	(248)

Fair value of plan assets at end of year	—	—

Unfunded status of the plan	4,184	4,289
Unrecognized net actuarial loss	(439)	(563)
Unrecognized prior service credit	1,273	1,597

Accrued postretirement benefit cost before adjustment to accumulated other comprehensive loss	5,018	5,323
Reduction of liability under SFAS 158	(834)	(1,034)

Liability for Postretirement Plan benefits	$4,184	$4,289

The Postretirement Plan’s accumulated benefit obligation as of December 31, 2008 and 2007 was $4.2 million and $4.3 million, respectively.

Net periodic postretirement benefit (income) cost of the Postretirement Plan consisted of the following for the years ended December 31:

	2008	2007	2006

	(In thousands)

Interest cost	$260	$261	$271
Amortization of prior service credit	(324)	(324)	(325)
Amortization of unrecognized net loss	7	28	56

Postretirement Plan (income) expense	$(57)	$(35)	$2

The following presents estimated future retiree plan benefit payments under the Postretirement Plan (in thousands):

2009	$342
2010	353
2011	363
2012	367
2013	366
2014 - 2018	1,727

Total	$3,518

Weighted-average rate assumptions of the Postretirement Plan follow:

	2008	2007	2006

Discount rate used in determining the accumulated postretirement benefit obligation — December 31	6.50%	6.50%	6.00%
Discount rate used in determining periodic postretirement benefit cost	6.50	6.00	5.60
Year 1 increase in cost of postretirement benefits	9.00	9.00	9.00

For measurement purposes, the annual rates of increase in the per capita cost of covered health care benefits and dental benefits for 2009 were each assumed at 9.0%. These rates were assumed to decrease gradually to 5.0% in 2013 and remain at that level thereafter.

The assumed health care and dental cost trend rates could have a significant effect on the amounts reported. A one percentage-point change in these rates would have the following effects:

	One Percentage-	One Percentage-
	Point Increase	Point Decrease

	(In thousands)

Effect on total of service and interest cost components in 2008	$24	$(21)
Effect on postretirement benefit obligation as of December 31, 2008	386	(340)

The measurement date used to determine the Pension Plan, Supplemental Plan and Postretirement Plan benefit amounts disclosed herein was December 31 of each year.

Accumulated Other Comprehensive Loss:

The following sets forth the changes in accumulated other comprehensive (loss) income, net of tax, related to the Corporation’s pension, supplemental and postretirement benefit plans during 2008:

	Pension	Supplemental	Postretirement
	Plan	Plan	Plan	Total

	(In thousands)

Accumulated other comprehensive (loss) income at beginning of year	$(4,110)	$65	$672	$(3,373)
Prior service credits	(3)	(3)	(211)	(217)
Net (loss) gain	(12,220)	(92)	81	(12,231)

Comprehensive income (loss) adjustment for pension, supplemental and other postretirement benefits	(12,223)	(95)	(130)	(12,448)

Accumulated other comprehensive income (loss) at end of year	$(16,333)	$(30)	$542	$(15,821)

The estimated (costs) and income that will be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year are as follows:

	Pension	Supplemental	Postretirement
	Plan	Plan	Plan	Total

	(In thousands)

Prior service credits	$(3)	$—	$(211)	$(214)
Net actuarial gain	—	—	7	7

Total	$(3)	$—	$(204)	$(207)

401(k) Savings Plan:

The Corporation’s 401(k) Savings Plan provides an employer match, in addition to a 4% contribution, for employees who are not grandfathered under the Pension Plan discussed above. The 401(k) Savings Plan is available to all regular employees and provides employees with tax deferred salary deductions and alternative investment options. The Corporation matches 50% of the participants’ elective deferrals on the first 4% of the participants’ base compensation. The 401(k) Savings Plan provides employees with the option to invest in the Corporation’s common stock. The Corporation’s match under the 401(k) Savings Plan was $0.66 million in 2008, $0.67 million in 2007 and $0.61 million in 2006. Employer contributions to the 401(k) Savings Plan for the 4% benefit for employees who are not grandfathered under the Pension Plan, totaled $1.25 million in 2008, $1.21 million in 2007 and $0.57 million in 2006. The combined amount of the employer match and 4% contribution to the 401(k) Savings Plan totaled $1.91 million in 2008, $1.88 million in 2007 and $1.18 million in 2006.

NOTE 18 — SHARE-BASED COMPENSATION

Share-Based Compensation:

The Corporation maintains share-based employee compensation plans, under which it periodically has granted stock options for a fixed number of shares with an exercise price equal to the market value of the shares on the date of grant, stock awards for a fixed number of shares and restricted stock units. Prior to January 1, 2006, the Corporation accounted for stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to

Employees” (Opinion 25), and related interpretations, as permitted by SFAS 123. No share-based employee compensation expense was recognized in the consolidated statements of income for years ended prior to December 31, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Corporation adopted SFAS 123(R) using the modified-prospective transition method. In accordance with SFAS 123(R), the fair value of share-based awards is recognized as compensation expense over the requisite service period. The requisite service period is the shorter of the vesting period or the period to retirement eligibility. The impact of the adoption of SFAS 123(R) was decreased as a result of the acceleration of the vesting of options to purchase 167,527 shares of the Corporation’s common stock in December 2005. The acceleration of the vesting of these options reduced non-cash compensation expense in 2008, 2007 and 2006 by approximately $0.2 million, $0.4 million and $0.6 million, respectively.

As a result of adopting SFAS 123(R) on January 1, 2006, the Corporation recognized compensation expense related to share-based awards (stock options) in 2008 and 2007 of $0.7 million and $0.2 million, respectively.

During 2008, the Corporation granted options to purchase 63,593 shares of stock and 30,701 restricted stock performance units to certain officers of the Company. During 2007, the Corporation granted options to purchase 182,223 shares of stock to certain officers of the Company. The stock options granted in 2008 and 2007 have an exercise price equal to the market value of the common stock on the date of grant, vest ratably over a three- or five-year period and expire 10 years from the date of the grant. Compensation expense related to stock option awards was $0.7 million and $0.2 million in 2008 and 2007, respectively. The restricted stock performance units vest at December 31, 2010 if any of the predetermined targeted earnings per share levels are achieved in 2010. The restricted stock performance units vest from 0.5x to 2x the number of units originally granted depending on which, if any, of the predetermined targeted earnings per share levels are met in 2010. Upon vesting, the restricted stock performance units will be converted to shares of the Corporation’s stock on a one-to-one basis. However, if the minimum earnings per share performance level is not achieved in 2010, no shares will be issued. Compensation expense related to restricted stock performance units is recognized over the requisite performance period.

The fair values of stock options granted during 2008 were $6.25 per share for 54,593 options, $6.29 per share for 5,000 options, $6.26 per share for 2,500 options and $5.30 per share for 1,500 options. The fair values of stock options granted during 2007 were $7.28 per share for 174,305 options, $7.01 per share for 5,000 options, $7.35 per share for 2,418 options and $6.93 per share for 500 options. The Corporation did not grant share-based compensation awards during 2006. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	2008	2007

Expected dividend yield	4.20%	3.50%
Risk-free interest rate	3.28%-3.43%	4.25%-5.04%
Expected stock volatility	36.40%	34.40%
Forfeiture rate	16.00%	15.00%
Expected life of options — in years	6.38	6.87

Expected stock volatility is based on historical volatility of the Corporation’s stock over a seven-year period for the options granted in 2008 and 2007. The risk-free interest rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of options represents the period of time that options granted are expected to be outstanding and is based primarily upon historical experience, considering both option exercise behavior and employee terminations. The forfeiture rate represents the percentage of options that are expected to be cancelled, based on historical experience.

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

Stock Option Plans:

The Corporation’s Stock Incentive Plan of 1997 (1997 Plan), which was shareholder-approved, permits awards of options to purchase shares of common stock to its employees. As of December 31, 2006, there were no options to purchase shares available for future grants under the 1997 Plan, by action of the board of directors in December 2006.

The Corporation’s Stock Incentive Plan of 2006 (2006 Plan), which was shareholder-approved, permits awards of stock options, restricted stock, restricted stock units, stock awards, other stock-based and stock-related awards and stock appreciation rights (incentive awards). Subject to certain anti-dilution and other adjustments, 1,000,000 shares of the Corporation’s common stock were originally available for incentive awards under the 2006 Plan. At December 31, 2008, there were 722,120 shares available for future issuance under the 2006 Plan.

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

A summary of stock option activity during the three years ended December 31, 2008 is presented below:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic Value
	Options	Per Share	(In years)	(In thousands)

Outstanding — January 1, 2006	745,428	$31.63
Activity during 2006:
Granted	—	—
Exercised	(97,896)	21.75
Cancelled	(6,038)	30.92

Outstanding — December 31, 2006	641,494	33.15
Activity during 2007:
Granted	182,223	24.76
Exercised	(10,920)	26.33
Cancelled	(19,016)	26.38

Outstanding — December 31, 2007	793,781	31.26
Activity during 2008:
Granted	63,593	24.46
Exercised	(95,764)	27.28
Cancelled	(60,064)	31.69

Outstanding — December 31, 2008	701,546	$31.15	6.75	$870
Exercisable/vested at December 31, 2008	522,711	$33.38	6.05	$293

At December 31, 2008, there were no outstanding stock options with stock appreciation rights.

The aggregate intrinsic values of outstanding and exercisable options at December 31, 2008 were calculated based on the closing price of the Corporation’s stock on December 31, 2008 of $27.88 per share less the exercise price of these options. Outstanding and exercisable options with intrinsic values less than zero, or “out-of-the-money” options, were not included in the aggregate intrinsic value reported.

The total intrinsic value of stock options exercised during 2008, 2007 and 2006 was $0.43 million, $0.04 million and $0.64 million, respectively.

At December 31, 2008, unrecognized compensation expense for nonvested stock options outstanding totaled $0.8 million and the weighted-average period over which this amount will be recognized is 1.7 years. Compensation expense of $0.5 million and $0.3 million will be recognized for stock options that vest in 2009 and 2010, respectively.

The following summarizes information about stock options outstanding at December 31, 2008:

Options Outstanding				Options Exercisable

	Weighted				Weighted
	Average		Range of		Average
	Exercise		Exercise		Exercise
Number	Price	Average	Prices	Number	Price
Outstanding	Per Share	Term*	Per Share	Exercisable	Per Share

1,500	$20.78	9.54	$20.78	—	$—
19,259	23.59	2.66	23.14 - 23.63	19,259	23.59
241,746	24.71	8.71	24.07 - 24.86	64,411	24.76
50,513	27.51	3.42	26.17 - 27.78	50,513	27.51
149,600	32.28	6.97	32.28	149,600	32.28
75,653	35.67	4.95	35.67	75,653	35.67
163,275	39.69	5.95	39.69	163,275	39.69

701,546	$31.15	6.75	$20.78 - 39.69	522,711	$33.38

*	Weighted average remaining contractual term in years

NOTE 19 — FEDERAL INCOME TAXES

The provision for federal income taxes is less than that computed by applying the federal statutory income tax rate of 35%, primarily due to tax-exempt interest income on investment securities and loans during 2008, 2007 and 2006, and also due to the reversal of federal income tax reserves upon the reassessment of required tax accruals in 2006. The differences between the provision for federal income taxes, computed at the federal statutory income tax rate, and the amounts recorded in the consolidated financial statements are as follows for the years ended December 31:

	2008	2007	2006

	(In thousands)

Tax at statutory rate	$9,850	$20,022	$24,258
Changes resulting from:
Tax-exempt interest income	(1,409)	(1,377)	(1,295)
Other, net	(141)	(448)	(498)

Provision for federal income taxes	$8,300	$18,197	$22,465

The effective federal income tax rate for the years ended December 31, 2008, 2007 and 2006 was 29.5%, 31.8% and 32.4%, respectively.

The provision for federal income taxes consisted of the following for the years ended December 31:

	2008	2007	2006

	(In thousands)

Current	$15,182	$21,178	$22,882
Deferred	(6,882)	(2,981)	(417)

Total	$8,300	$18,197	$22,465

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant temporary differences that comprise the deferred tax assets and liabilities of the Corporation were as follows:

	December 31,
	2008	2007

	(In thousands)

Deferred tax assets:
Allowance for loan losses	$19,916	$13,722
Accrued expenses	1,265	1,376
Employee benefit plans	6,590	—
Nonaccrual loan interest	1,763	1,059
Core deposit intangible assets	1,104	966
Other real estate	624	345
Other	2,186	1,804

Total deferred tax assets	33,448	19,272
Deferred tax liabilities:
Fixed assets	1,078	474
Mortgage servicing rights	767	799
Goodwill	2,702	2,336
Investment securities available-for-sale	1,610	848
Prepaid expenses	501	598
Other	1,306	1,488

Total deferred tax liabilities	7,964	6,543

Net deferred tax assets	$25,484	$12,729

Federal income tax expense (benefit) applicable to net gains (losses) on investment securities transactions was $0.5 million in 2008 and $(0.5) million in 2006, and is included in the provision for federal income taxes on the consolidated statements of income.

The tax periods open to examination by the Internal Revenue Service include the fiscal years ended December 31, 2008, 2007, 2006 and 2005. The same fiscal years are open to examination for the Michigan Business Tax/Michigan Single Business Tax with the addition of the fiscal year ended December 31, 2004.

The Corporation adopted FIN 48 effective January 1, 2007. Upon adoption of FIN 48, the Corporation recognized an increase in retained earnings of $0.04 million, a reduction in goodwill of $0.22 million and a reduction in income taxes payable (included in interest payable and other liabilities on the consolidated statement of financial position) of $0.26 million. After adoption of FIN 48, the Corporation had no remaining income tax reserves and had none at December 31, 2008 and 2007.

NOTE 20 — COMMITMENTS AND OTHER MATTERS

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

At December 31, 2008, total unused loan commitments, standby letters of credit and undisbursed loans were $405 million, $38 million and $152 million, respectively. At December 31, 2007, total unused loan commitments, standby letters of credit and undisbursed loans were $405 million, $28 million and $102 million, respectively. Mortgage loan commitments to customers, which are included in undisbursed loans, totaled $66.2 million at December 31, 2008 and $6.9 million at December 31, 2007. A significant portion of the unused loan commitments and standby letters of credit outstanding as of December 31, 2008 expire one year from their contract date; however, $31 million of unused loan commitments extend for more than five years.

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

2009	$6,803
2010	5,965
2011	3,407
2012	1,844
2013	290
2014 and thereafter	92

Total	$18,401

Minimum payments include estimates, where applicable, of estimated usage and annual Consumer Price Index increases of approximately 3%.

Total expense recorded under operating leases and other non-cancelable contractual obligations was $6.9 million in 2008, $4.3 million in 2007 and $3.6 million in 2006.

The Corporation and its bank subsidiary are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consulting with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated net income or financial position of the Corporation.

NOTE 21 — REGULATORY CAPITAL AND RESERVE REQUIREMENTS

Banking regulations require that banks maintain cash reserve balances in vault cash, with the Federal Reserve Bank, or with certain other qualifying banks. The aggregate average amount of such legal balances required to be maintained by the Corporation’s subsidiary bank was $25.5 million during 2008 and $34.9 million during 2007. During 2008, the Corporation’s subsidiary bank satisfied its legal reserve requirements by maintaining vault cash balances in excess of legal reserve requirements. The Corporation’s subsidiary bank was not required to maintain compensating balances with correspondent banks during 2008 or 2007.

Federal and state banking regulations place certain restrictions on the transfer of assets in the form of dividends, loans or advances from the subsidiary bank to the Corporation. At December 31, 2008, substantially all of the assets of the subsidiary bank were restricted from transfer to the Corporation in the form of loans or advances. Dividends from its subsidiary bank are the principal source of funds for the Corporation. Dividends paid to the Corporation by its subsidiary bank totaled $59 million in 2008, $49 million in 2007 and $28 million in 2006. Dividends paid to the Corporation in 2008 by its subsidiary bank of $59 million included $30 million paid in the fourth quarter that required and received approval from the Board of Governors of the Federal Reserve System. At December 31, 2008, the subsidiary bank could not pay any dividends to the parent without regulatory approval due to dividends paid in 2007 and 2008 significantly exceeding the subsidiary bank’s net income. At December 31, 2008, the subsidiary bank was “well-capitalized” as defined by federal banking regulations. In addition to the statutory limits, the Corporation considers the overall financial and capital position of the subsidiary bank prior to making any cash dividend decisions.

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

Quantitative measures established by regulation to ensure capital adequacy require minimum ratios of Tier 1 capital to average assets (Leverage Ratio), and Tier 1 and Total capital to risk-weighted assets. These capital guidelines assign risk weights to on- and off- balance sheet items in arriving at total risk-weighted assets. Minimum capital levels are based upon the perceived risk of various asset categories and certain off-balance sheet instruments.

At December 31, 2008 and 2007, the Corporation’s and its subsidiary bank’s capital ratios exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.” Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets.

The summary below compares the Corporation’s and its subsidiary bank’s actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

	December 31, 2008
			Risk-Based Capital
	Leverage		Tier 1		Total
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in millions)

Corporation’s capital	$434	12%	$434	15%	$470	16%
Required capital — minimum	149	4	115	4	230	8
Required capital — “well-capitalized” definition	187	5	172	6	287	10
Chemical Bank’s capital	392	11	392	14	428	15
Required capital — minimum	149	4	115	4	229	8
Required capital — “well-capitalized” definition	186	5	172	6	286	10

	December 31, 2007
			Risk-Based Capital
	Leverage		Tier 1		Total
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in millions)

Corporation’s capital	$436	12%	$436	16%	$470	17%
Required capital — minimum	147	4	109	4	217	8
Required capital — “well-capitalized” definition	184	5	163	6	271	10
Chemical Bank’s capital	426	12	426	16	459	17
Required capital — minimum	147	4	108	4	217	8
Required capital — “well-capitalized” definition	183	5	162	6	271	10

NOTE 22 — PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial statements of Chemical Financial Corporation (parent company) only follow:

	December 31,
Condensed Statements of Financial Position	2008	2007

	(In thousands)

Assets:
Cash at subsidiary bank	$36,263	$4,285
Investment securities available-for-sale	—	500
Investment in subsidiary bank	448,331	497,312
Premises and equipment	5,488	5,469
Goodwill	1,092	1,092
Other assets	1,111	359

Total assets	$492,285	$509,017

Liabilities and Shareholders’ Equity:
Other liabilities	$741	$553

Total liabilities	741	553
Shareholders’ equity	491,544	508,464

Total liabilities and shareholders’ equity	$492,285	$509,017

	Years Ended December 31,
Condensed Statements of Income	2008	2007	2006

	(In thousands)

Income:
Cash dividends from subsidiary bank	$59,000	$49,000	$28,000
Interest income from subsidiary bank	60	393	593
Other interest income and dividends	—	57	137
Rental revenue	—	—	88
Other	—	8	9

Total income	59,060	49,458	28,827
Expenses:
Operating expenses	2,324	2,019	1,720

Total expenses	2,324	2,019	1,720

Income before income taxes and equity in undistributed net income of subsidiaries	56,736	47,439	27,107
Federal income tax benefit	792	545	599
(Distributions in excess of) equity in undistributed net income of:
Subsidiary bank	(37,686)	(8,975)	19,123
Non-bank subsidiaries	—	—	15

Net income	$19,842	$39,009	$46,844

	Years Ended December 31,
Condensed Statements of Cash Flows	2008	2007	2006

	(In thousands)

Operating Activities:
Net income	$19,842	$39,009	$46,844
Share-based compensation expense	664	—	—
Depreciation of premises and equipment	481	439	328
Net amortization of investment securities	—	—	16
Distributions in excess of (equity in undistributed) net income of subsidiaries	37,686	8,975	(19,138)
Net (increase) decrease in other assets	(441)	(39)	190
Net increase (decrease) in other liabilities	188	(245)	(989)

Net cash provided by operating activities	58,420	48,139	27,251
Investing Activities:
Cash assumed (paid) in transfer of net assets (liabilities) to subsidiary bank	450	(643)	1,360
Purchases of premises and equipment, net	(500)	(198)	(1,132)
Purchases of investment securities available-for-sale	—	—	(241)
Proceeds from maturities and calls of investment securities available-for-sale	—	350	100

Net cash (used in) provided by investing activities	(50)	(491)	87
Financing Activities:
Cash dividends paid	(28,131)	(27,712)	(27,403)
Proceeds from directors’ stock purchase plan	231	223	255
Proceeds from employees’ exercises of stock options	1,508	21	916
Repurchases of shares	—	(25,511)	(9,343)

Net cash used in financing activities	(26,392)	(52,979)	(35,575)

Net increase (decrease) in cash and cash equivalents	31,978	(5,331)	(8,237)
Cash and cash equivalents at beginning of year	4,285	9,616	17,853

Cash and cash equivalents at end of year	$36,263	$4,285	$9,616

NOTE 23 — SUMMARY OF QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)

The following quarterly information is unaudited. However, in the opinion of management, the information reflects all adjustments that are necessary for the fair presentation of the results of operations for the periods presented.

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)

Interest income	$53,437	$51,508	$51,688	$51,703
Interest expense	19,051	15,872	14,968	13,192

Net interest income	34,386	35,636	36,720	38,511
Provision for loan losses	2,700	6,500	22,000	18,000
Noninterest income	9,580	11,959	10,054	9,604
Operating expenses	26,844	26,885	26,750	28,629

Income (loss) before income taxes	14,422	14,210	(1,976)	1,486
Federal income tax expense (benefit)	4,751	4,600	(951)	(100)

Net income (loss)	$9,671	$9,610	$(1,025)	$1,586

Net income (loss) per share:
Basic	$0.41	$0.40	$(0.04)	$0.06
Diluted	0.41	0.40	(0.04)	0.06

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)

Interest income	$55,925	$57,086	$57,157	$55,726
Interest expense	24,151	24,666	24,684	22,304

Net interest income	31,774	32,420	32,473	33,422
Provision for loan losses	1,625	2,500	2,900	4,475
Noninterest income	10,043	11,356	11,057	10,832
Operating expenses	26,758	27,221	25,170	25,522

Income before income taxes	13,434	14,055	15,460	14,257
Federal income tax expense	4,393	4,543	4,850	4,411

Net income	$9,041	$9,512	$10,610	$9,846

Net income per share:
Basic	$0.36	$0.39	$0.44	$0.41
Diluted	0.36	0.39	0.44	0.41

MARKET FOR CHEMICAL FINANCIAL
CORPORATION COMMON STOCK AND RELATED
SHAREHOLDER MATTERS (UNAUDITED)

MARKET AND DIVIDEND INFORMATION

Chemical Financial Corporation common stock is traded on The Nasdaq Stock Market® under the symbol CHFC. As of December 31, 2008, there were approximately 23.9 million shares of Chemical Financial Corporation common stock issued and outstanding, held by approximately 5,000 shareholders of record. The table below sets forth the range of high and low sales prices for Chemical Financial Corporation common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

	2008		2007
	High	Low	High	Low

First quarter	$28.33	$19.62	$33.85	$27.29
Second quarter	25.64	19.71	30.94	25.70
Third quarter	42.98	14.62	31.65	21.00
Fourth quarter	33.00	19.14	27.94	22.00

The earnings of the Corporation’s subsidiary bank, Chemical Bank, are the principal source of funds to pay cash dividends. Accordingly, cash dividends are dependent upon the earnings, capital needs, regulatory constraints, and other factors affecting Chemical Bank. See Note 21 to the consolidated financial statements for a discussion of such limitations. The Corporation has paid regular cash dividends every quarter since it began operation as a bank holding company in 1973. The following table summarizes the quarterly cash dividends paid to shareholders over the past five years, adjusted for stock dividends paid during this time period. Based on the financial condition of the Corporation at December 31, 2008, management expects the Corporation to pay quarterly cash dividends on its common shares in 2009; however, there can be no assurance as to future dividends because they are dependent on future earnings, capital requirements and the Corporation’s financial condition. On January 20, 2009, the board of directors declared a $0.295 per share first quarter 2009 cash dividend, payable on March 20, 2009.

	Years Ended December 31,
	2008	2007	2006	2005	2004

First quarter	$0.295	$0.285	$0.275	$0.265	$0.252
Second quarter	0.295	0.285	0.275	0.265	0.252
Third quarter	0.295	0.285	0.275	0.265	0.252
Fourth quarter	0.295	0.285	0.275	0.265	0.252

Total	$1.180	$1.140	$1.100	$1.060	$1.008

SHAREHOLDER RETURN

The following line graph compares Chemical Financial Corporation’s cumulative total shareholder return on its common stock over the last five years, assuming the reinvestment of dividends, to the Standard and Poor’s (referred to as “S&P”) 500 Stock Index and the KBW 50 Index. Both of these indices are also based upon total return (including reinvestment of dividends) and are market-capitalization-weighted indices. The S&P 500 Stock Index is a broad equity market index published by S&P. The KBW 50 Index is published by Keefe, Bruyette & Woods, Inc., an investment banking firm that specializes in the banking industry. The KBW 50 Index is composed of 50 money center and regional bank holding companies. The line graph assumes $100 was invested on December 31, 2003.

The dollar values for total shareholder return plotted in the above graph are shown below:

			S&P
	Chemical		500
	Financial	KBW 50	Stock
December 31	Corporation	Index	Index

2003	$100.0	$100.0	$100.0
2004	120.6	110.0	110.8
2005	97.4	111.3	116.3
2006	105.8	132.9	134.6
2007	78.8	102.3	142.0
2008	96.7	55.8	89.5

CHEMICAL FINANCIAL CORPORATION DIRECTORS AND EXECUTIVE OFFICERS

At December 31, 2008

Board of Directors
Gary E. Anderson — Lead Independent Director, Chemical Financial Corporation, Retired Chairman, Dow Corning Corporation (a diversified company specializing in the development, manufacture and marketing of silicones and related silicon-based products)

J. Daniel Bernson — Vice Chairman, The Hanson Group (a holding company with interests in diversified businesses in Southwest Michigan)
Nancy Bowman — Certified Public Accountant, Co-owner, Bowman & Rogers, PC (an accounting and tax services company)
James A. Currie — Investor
Thomas T. Huff — Attorney at Law, Thomas T. Huff, P.C., President of Peregrine Realty LLC (a real estate development company) and Peregrine Restaurant Group LLC (owner of London Grill restaurants)
Michael T. Laethem — President, Farm Depot, Ltd (a company that purchases, sells and leases farm equipment)

Geoffery E. Merszei — Executive Vice President, Chief Financial Officer and a director, The Dow Chemical Company (a diversified science and technology company that manufactures chemical, plastic and agricultural products)

Terence F. Moore — President Emeritus, MidMichigan Health (a health care organization)
Aloysius J. Oliver — Retired Chairman, Chief Executive Officer and President, Chemical Financial Corporation
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

Director Emeritus	Alan W. Ott, Chemical Financial Corporation

Executive Officers	David B. Ramaker — Chairman, Chief Executive Officer and President, Chemical Financial Corporation, and Chairman, Chief Executive Officer and President, Chemical Bank
Lori A. Gwizdala — Executive Vice President, Chief Financial Officer and Treasurer, Chemical Financial Corporation
Thomas W. Kohn — Executive Vice President of Community Banking and Secretary, Chemical Financial Corporation
Kenneth W. Johnson — Executive Vice President and Director of Bank Operations, Chemical Bank
John E. Kessler — Executive Vice President and Senior Trust Officer, Chemical Bank
Dominic Monastiere — Executive Vice President and Chief Risk Management Officer, Chemical Bank
James E. Tomczyk — Executive Vice President and Senior Credit Officer, Chemical Bank

(This page intentionally left blank)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission File Number: 000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

235 E. Main Street	48640
Midland, Michigan (Address of Principal Executive Offices)	(Zip Code)

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
Yes     No  ✓

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
Yes  ✓  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer         Accelerated filer ✓       Non-accelerated filer        Smaller reporting company
                           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No  ✓

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates of the registrant as of June 30, 2008, determined using the average bid and asked price of the registrant’s common stock on June 30, 2008, as quoted on The Nasdaq Stock Market®, was $429,997,217.

The number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2009:

Common stock, $1 par value per share — 23,889,766 shares

DOCUMENTS INCORPORATED BY REFERENCE

This report incorporates into a single document the requirements of the Securities and Exchange Commission (SEC) with respect to annual reports on Form 10-K and annual reports to shareholders. The registrant’s Proxy Statement for the April 20, 2009 annual shareholders’ meeting is incorporated by reference into Part III of this report.

Only those sections of this 2008 Annual Report to Shareholders that are specified in this Cross Reference Index constitute part of the registrant’s Form 10-K for the year ended December 31, 2008. No other information contained in this 2008 Annual Report to Shareholders shall be deemed to constitute any part of the registrant’s Form 10-K, nor shall any such information be incorporated into the Form 10-K, and such information shall not be deemed “filed” as part of the registrant’s Form 10-K.

Form 10-K Cross Reference Index

PART I

Item 1. Business.

Availability of Financial Information

The Corporation files reports with the Securities and Exchange Commission (SEC). Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials the Corporation files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 may be obtained without charge upon written request to Lori A. Gwizdala, Chief Financial Officer of the Corporation, at P.O. Box 569, Midland, Michigan 48640-0569 and are accessible at no cost on the Corporation’s website at www.chemicalbankmi.com in the “Investor Information” section, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies of exhibits may also be requested at the cost of 30 cents per page from the Corporation’s corporate offices. In addition, interactive copies of the Corporation’s 2008 Annual Report on Form 10-K and the 2009 Proxy Statement are available at www.edocumentview.com/chfc.

General Business

Chemical Financial Corporation (“Chemical” or the “Corporation”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended, and incorporated in the state of Michigan. Chemical was organized under Michigan law in August 1973 and is headquartered in Midland, Michigan. Chemical was substantially inactive until June 30, 1974, when it acquired Chemical Bank and Trust Company (CBT) pursuant to a reorganization in which the former shareholders of CBT became shareholders of Chemical. CBT’s name was changed to Chemical Bank on December 31, 2005.

In addition to the acquisition of CBT, the Corporation acquired nineteen community banks and fifteen branch bank offices through December 31, 2008 and has consolidated these acquisitions into one commercial subsidiary bank, Chemical Bank. Chemical Bank operates through an internal organizational structure of four regional banking units.

Chemical Bank directly owns two operating non-bank subsidiaries: CFC Financial Services, Inc. and CFC Title Services, Inc. CFC Financial Services, Inc. is an insurance subsidiary that operates under the assumed name of “CFC Investment Center” and provides mutual funds, annuity products and market securities to customers. CFC Title Services, Inc. is an issuer of title insurance to buyers and sellers of residential and commercial mortgage properties, including properties subject to loan refinancing.

At December 31, 2008, Chemical was the third largest bank holding company headquartered in Michigan, measured by total assets, and together with Chemical Bank, employed a total of 1,416 full-time equivalent employees.

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

The principal markets for these financial services are the communities within Michigan in which the branches of Chemical’s subsidiary bank are located and the areas surrounding these communities. As of December 31, 2008, Chemical and its subsidiary bank served these markets through 129 banking offices and three loan production offices across 31 counties, all in the lower peninsula of Michigan. In addition to the banking offices, the subsidiary bank operated 141 automated teller machines, both on- and off-bank premises, as of December 31, 2008.

Chemical Bank’s largest loan category is real estate residential loans. At December 31, 2008, real estate residential loans totaled $840 million, or 28.1% of total loans, compared to $839 million, or 30.0% of total loans at December 31, 2007 and $835 million, or 29.8% of total loans at December 31, 2006. Real estate residential loans increased $1 million, or 0.1%, in 2008 and $3 million, or 0.4%, during 2007.

The Corporation’s general practice is to sell real estate residential loan originations with interest rates fixed for time periods greater than ten years in the secondary market. During 2008, the Corporation sold $145 million of real estate residential loan originations in the secondary market, compared to the sale of $136 million and $118 million of these loan originations during 2007 and 2006, respectively.

The principal source of revenue for Chemical is interest income and fees on loans, which accounted for 72% of total revenue in 2008, 71% of total revenue in 2007 and 72% of total revenue in 2006. Interest income on investment securities is also a significant source of revenue, accounting for 10% of total revenue in 2008, 2007 and 2006. Chemical has no foreign loans, assets or activities. No material part of the business of Chemical or its subsidiaries is dependent upon a single customer or very few customers.

The nature of the business of Chemical’s subsidiary bank is such that it holds title to numerous parcels of real property. These properties are primarily owned for branch offices; however, Chemical and its subsidiary bank may hold properties for other business purposes, as well as on a temporary basis for properties taken in, or in lieu of, foreclosure to satisfy loans in default. Under current state and federal laws, present and past owners of real property may be exposed to liability for the cost of clean up of contamination on or originating from those properties, even if they are wholly innocent of the actions that caused the contamination. These liabilities can be material and can exceed the value of the contaminated property.

Competition

The business of banking is highly competitive. In addition to competition from other commercial banks, banks face significant competition from nonbank financial institutions. Savings associations and credit unions compete aggressively with commercial banks for deposits and loans, and credit unions and finance companies are particularly significant factors in the consumer loan market. Banks compete for deposits with a broad range of other types of investments, the most significant of which, over the past few years, have been mutual funds and annuities. Insurance companies and investment firms are also significant competitors for customer deposits. In response to this increased competition for customers’ bank deposits, the Corporation’s subsidiary bank, through the CFC Investment Center program, offers a broad array of mutual funds, annuity products and market securities through an alliance with an independent, registered broker/dealer. In addition, the Trust and Investment Management Services department of Chemical Bank offers customers a variety of investment products and services. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on loans and fees charged for services) and service (convenience and quality of services rendered to customers).

Supervision and Regulation

Banks and bank holding companies are extensively regulated. As of December 31, 2008, Chemical Bank was chartered by the state of Michigan and supervised, examined and regulated by the Michigan Department of Labor and Economic Growth’s Office of Financial and Insurance Regulation (OFIR). Chemical Bank is a member of the Federal Reserve System and, therefore, also is supervised, examined and regulated by the Federal Reserve System. Deposits of Chemical Bank are insured by the Federal Deposit Insurance Corporation (FDIC) to the maximum extent provided by law. Chemical has elected to be regulated by the Board of Governors of the Federal Reserve System (Federal Reserve Board) as a financial holding company under the Bank Holding Company Act of 1956.

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

Chemical is a legal entity separate and distinct from Chemical Bank. Chemical’s primary source of funds is dividends paid to it by Chemical Bank. Federal and state banking laws and regulations limit both the extent to which Chemical Bank can lend or otherwise supply funds to Chemical and also place certain restrictions on the amount of dividends Chemical Bank may pay to Chemical. Additional information on restrictions of payment of Chemical and Chemical Bank may be found under Note 21 to the consolidated financial statements and is here incorporated by reference.

To recharacterize itself as a financial holding company and to avail itself of the broader powers permitted for financial holding companies, a bank holding company must meet certain regulatory standards for being “well-capitalized,” “well-managed” and “satisfactory” in its Community Reinvestment Act compliance. The Corporation became a financial holding company in 2000.

Under Federal Reserve System policy, Chemical is expected to act as a source of financial strength to Chemical Bank and to commit resources to support Chemical Bank. In addition, if the OFIR deems Chemical Bank’s capital to be impaired, OFIR may require Chemical Bank to restore its capital by a special assessment on Chemical as Chemical Bank’s only shareholder. If Chemical failed to pay any assessment, Chemical’s directors would be required, under Michigan law, to sell the shares of Chemical Bank’s stock owned by Chemical to the highest bidder at either a public or private auction and use the proceeds of the sale to restore Chemical Bank’s capital.

The Federal Reserve Board and the FDIC have established guidelines for risk-based capital by bank holding companies and banks. These guidelines establish a risk-adjusted ratio relating capital to risk-weighted assets and off-balance-sheet exposures. These capital guidelines primarily define the components of capital, categorize assets into different risk classes, and include certain off-balance-sheet items in the calculation of capital requirements.

The FDIC Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the categories.

Federal banking regulators are required to take specified mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Subject to a narrow exception, the banking regulator must generally appoint a receiver or conservator for an institution that is critically undercapitalized. An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. An undercapitalized institution is also generally prohibited from paying any dividends, increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. The capital ratios of Chemical and Chemical Bank exceed the regulatory guidelines for well-capitalized institutions. Additional information on Chemical and Chemical Bank’s capital ratios may be found under Note 21 to the consolidated financial statements and is here incorporated by reference.

The FDIC formed the Deposit Insurance Fund (DIF) in accordance with the Federal Deposit Insurance Reform Act of 2005 (Reform Act). The FDIC will maintain the insurance reserves of the DIF by assessing depository institutions an insurance premium. The FDIC implemented the Reform Act to create a stronger and more stable insurance system. The Reform Act enables the FDIC to tie each depository institution’s DIF insurance premiums both to the balance of insured deposits, as well as to the degree of risk the institution poses to the DIF. In addition, the FDIC has flexibility to manage the DIF’s reserve ratio within a range, which in turn may help prevent sharp swings in assessment rates that were possible prior to the Reform Act. Under the Reform Act’s risk-based assessment system, the FDIC will evaluate each depository institution’s risk based on three primary sources of information: supervisory ratings for all insured institutions, certain financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them. Neither the Corporation nor Chemical Bank has a long-term debt issuer rating. The ability to differentiate on the basis of risk will improve incentives for effective risk management and will reduce the extent to which safer banks subsidize riskier ones.

The 2008 DIF rates for the majority of depository institutions varied between five and seven cents for every $100 of deposits. Although, as part of the Reform Act, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves to offset a portion of DIF insurance reserve assessments. The Corporation’s assessment credits received from the FDIC were $3.2 million effective January 1, 2007. The Corporation utilized the assessment credits to offset its entire DIF insurance premium in 2007 of approximately $1.8 million. The Corporation’s DIF insurance premium in 2008 was $2.0 million, which was offset by the remaining $1.4 million of assessment credits. As of December 31, 2008, the Corporation did not have any assessment credits remaining.

The Reform Act requires the FDIC to adopt a five-year restoration plan when the DIF reserve ratio falls below 1.15%. As of September 30, 2008, the DIF reserve ratio had fallen to 0.76% due to recent failures of FDIC-insured institutions and the FDIC expects further declines in the reserve ratio into the near future. Consequently, in the fourth quarter of 2008, the FDIC adopted a final rule that uniformly increased the DIF rates from current levels by seven cents for every $100 of deposits beginning January 1, 2009. In addition, the FDIC is expected to issue another final rule in the first quarter of 2009, to be effective April 1, 2009, that will change the way the assessment system differentiates risk among insured institutions and set new assessment rates. The proposed new assessment rates will range between 8 and 21 cents for every $100 of deposits for the majority of depository institutions and will be computed based on a uniform amount assigned to all insured institutions and adjusted for a component weighted average of an institutions supervisory ratings, the sum of certain risk-identified financial measures, a ratio of qualifying long-term debt and Tier 1 capital to domestic deposits, and a factor of secured liabilities to domestic deposits. Under the new assessment rate system, the Corporation’s DIF insurance premium is expected to be 14 cents for every $100 of deposits, or approximately $4.2 million in 2009.

Federal law also contains a “cross-guarantee” provision that could result in insured depository institutions owned by Chemical being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by Chemical.

On October 3, 2008, the Emergency Economic Stabilization Act (EESA) was signed into law. Under the EESA, the basic limit on FDIC deposit insurance coverage was temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009. The increase in FDIC insurance coverage is not expected to have a significant impact on the Corporation’s DIF insurance premium. In addition to the EESA, on October 14, 2008, the FDIC created the Temporary Liquidity Guarantee Program (TLGP) to strengthen confidence and encourage liquidity in the banking system. For institutions electing to participate in the TLGP, the FDIC will guarantee newly issued senior unsecured debt at an assessment rate that ranges from 50 basis points to 100 basis points per annum for debt issued through June 30, 2009 and temporarily provide full FDIC deposit coverage on noninterest bearing deposit transaction accounts, regardless of dollar amount, through December 31, 2009 at an assessment rate of ten cents for every $100 of deposits. The Corporation has elected to participate in both the debt and transaction account guarantee portions of TLGP; however, assessments for the Corporation’s participation are not expected to be significant. At December 31, 2008, the Corporation had not issued and does not expect to issue senior unsecured debt under the TLGP.

The Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (FICO) to impose periodic assessments on all depository institutions. The purpose of these periodic assessments is to spread the cost of the interest payments on the outstanding FICO bonds issued to recapitalize the Savings Association Insurance Fund over a larger number of institutions. The Corporation’s FICO assessment was $0.33 million in 2008, $0.33 million in 2007 and $0.36 million in 2006. The Corporation expects these assessments to continue in 2009 and beyond.

Banks are subject to a number of federal and state laws and regulations that have a material impact on their business. These include, among others, minimum capital requirements, state usury laws, state laws relating to fiduciaries, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, the USA Patriot Act, the Bank Secrecy Act, Office of Foreign Assets Controls regulations, electronic funds transfer laws, redlining laws, predatory lending laws, antitrust laws, environmental laws, anti-money laundering laws and privacy laws. These laws and regulations can have a significant effect on the operating results of banks.

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

Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the OFIR (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

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

Additional information regarding acquisitions is included in the Supervision and Regulation section and in Note 3 to the consolidated financial statements.

The following is a summary of the business combinations, consolidations and divestitures completed during the three-year period ended December 31, 2008.

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

Item 1A. Risk Factors.

The Corporation’s business model is subject to many risks and uncertainties. Although the Corporation seeks ways to manage these risks and develop programs to control those risks that management can, the Corporation ultimately cannot predict the future or control all of the risks to which it is subject. Actual results may differ materially from management’s expectations. Some of these significant risks and uncertainties are discussed below. The risks and uncertainties described below are not the only ones that the Corporation faces. Additional risks and uncertainties of which the Corporation is unaware, or that it currently deems immaterial, also may become important factors that adversely affect the Corporation and its business. If any of these risks were to occur, the Corporation’s business, financial condition or results of operations could be materially and adversely affected. If this were to happen, the market price of the Corporation’s common stock per share could decline significantly.

Investments in Chemical common stock involve risk.

The market price of Chemical common stock may fluctuate significantly in response to a number of factors, including, among other things:

•	Variations in quarterly or annual results of operations

•	Deterioration in asset quality

•	Changes in interest rates

•	Declining real estate values

•	New developments in the banking industry

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by, or involving, the Corporation or its competitors

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions

•	Regulatory actions

•	Volatility of stock market prices and volumes

•	Changes in market valuations of similar companies

•	Current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular

•	Changes in securities analysts’ estimates of financial performance or recommendations

•	New litigation or contingencies or changes in existing litigation or contingencies

•	New technology used, or services offered, by competitors

•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies

•	News reports relating to trends, concerns and other issues in the financial services industry

•	Perceptions in the marketplace regarding the Corporation and/or its competitors

•	Rumors or erroneous information

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts

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

The Corporation maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to net income that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance for loan losses reflects management’s continuing evaluation of specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Any significant increase in the allowance for loan losses would likely result in a significant decrease in net income and may have a material adverse effect on the Corporation’s financial condition and results of operations. See the section captioned “Provision and Allowance for Loan Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Corporation’s process for determining the appropriate level of the allowance for loan losses.

Environmental liability associated with commercial lending could result in losses.

In the course of its business, the Corporation may acquire, through foreclosure, properties securing loans it has originated or purchased that are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, the Corporation might be required to remove these substances from the affected properties at the Corporation’s sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. The Corporation may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on the Corporation’s business, results of operations and financial condition.

General economic conditions in the state of Michigan could be less favorable than expected.

The Corporation is affected by general economic conditions in the United States, although most directly within Michigan. Since December 2007, the United States has been in a recession, while the state of Michigan has experienced economic difficulties since 2006. Business activity across a wide range of industries and regions is greatly reduced and many businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly. A further economic downturn or continued weak business environment within Michigan could further negatively impact household and corporate incomes. This impact may lead to decreased demand for both loan and deposit products and increase the number of customers who fail to pay interest or principal on their loans.

The Corporation’s success depends primarily on the general economic conditions of the state of Michigan and the specific local markets in which the Corporation operates. The local economic conditions in these local markets have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. Economic conditions experienced in the state of Michigan have been more adverse than in the United States generally, and these conditions are not expected to improve in the near future. A significant further decline in general economic conditions, whether caused by recession, inflation, unemployment, changes in securities markets, acts of terrorism, other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.

If Chemical does not adjust to changes in the financial services industry, its financial performance may suffer.

Chemical’s ability to maintain its financial performance and return on investment to shareholders will depend in part on its ability to maintain and grow its core deposit customer base and expand its financial services to its existing and/or new customers. In addition to other banks, competitors include savings associations, credit unions, securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in the economic environment within the state of Michigan, regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. New competitors may emerge to increase the degree of competition for Chemical’s customers and services. Financial services and products are also constantly changing. Chemical’s financial performance will also depend in part upon customer demand for Chemical’s products and services and Chemical’s ability to develop and offer competitive financial products and services.

Changes in interest rates could reduce Chemical’s income and cash flow.

Chemical’s net income and cash flow depends, to a great extent, on the difference between the interest earned on loans and securities and the interest paid on deposits and other borrowings. Market interest rates are beyond Chemical’s control, and they fluctuate in response to general economic conditions, the policies of various governmental and regulatory agencies including, in particular, the Federal Reserve Board, and competition. Changes in monetary policy, including changes in interest rates and interest rate relationships, will influence the origination of loans, the purchase of investments, the generation of deposits and the interest rate received on loans and securities and interest paid on deposits and other borrowings. Although management believes it has implemented effective asset and liability management strategies, any significant adverse effects of changes in interest rates on the Corporation’s results of operations, or any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations. See the sections captioned “Net Interest Income” and “Market Risk” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Corporation’s management of interest rate risk.

The Corporation is subject to liquidity risk in its operations, which could adversely affect its ability to fund various obligations.

Liquidity risk is the possibility of being unable to meet obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is required to fund various obligations, including credit obligations to borrowers, loan originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses and capital expenditures. Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operations and access to other funding.

The Corporation may issue debt and equity securities that are senior to Corporation common stock as to distributions and in liquidation, which could negatively affect the value of Corporation common stock.

In the future, the Corporation may increase its capital resources by entering into debt or debt-like financing or issuing debt or equity securities, which could include issuances of senior notes, subordinated notes, preferred stock or common stock. In the event of the Corporation’s liquidation, its lenders and holders of its debt securities would receive a distribution of the Corporation’s available assets before distributions to the holders of Corporation common stock. The Corporation’s decision to incur debt and issue securities in future offerings will depend on market conditions and other factors beyond its control. The Corporation cannot predict or estimate the amount, timing or nature of its future offerings and debt financings. Future offerings could reduce the value of shares of Corporation common stock and dilute a shareholder’s interest in the Corporation.

Evaluation of investment securities for other-than-temporary impairment involves subjective determinations and could materially impact the Corporation’s results of operations and financial condition.

The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or future recovery prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. Estimating future cash flows involves incorporating information received from third-party sources and making internal assumptions and judgments regarding the future performance of the underlying collateral and assessing the probability that an adverse change in future cash flows has occurred. The determination of the amount of other-than-temporary impairments is based upon the Corporation’s quarterly evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.

Additionally, the Corporation’s management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been less than cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) the Corporation’s intent and ability to retain the investment for a period of time sufficient to allow for the recovery of its value; (vii) unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. Impairments may need to be taken in the future, which could have a material adverse effect on our results of operations and financial condition. During the year ended December 31, 2008, the Corporation concluded that $0.4 million of unrealized losses in its investment securities portfolio were other-than-temporarily impaired.

The Corporation may be required to recognize an impairment of goodwill or to establish a valuation allowance against the deferred income tax asset, which could have a material adverse effect on the Corporation’s results of operations and financial condition.

Goodwill represents the excess of the amounts paid to acquire subsidiaries over the fair value of their net assets at the date of acquisition. The Corporation tests goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. Substantially all of the Corporation’s goodwill at December 31, 2008 was recorded on the books of Chemical Bank. The fair value of Chemical Bank is impacted by the performance of its business and other factors. If it is determined that the goodwill has been impaired, the Corporation must write-down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write-downs could have a material adverse effect on the Corporation’s results of operations and financial position.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the Corporation including the ability to generate taxable net income. If based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. As of December 31, 2008, the Corporation did not carry a valuation allowance against its deferred tax assets. Future facts and circumstances may require a valuation allowance. Charges to establish a valuation allowance could have a material adverse effect on the Corporation’s results of operations and financial position.

The Corporation operates in a highly competitive industry and market area.

The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national and regional banks within the various markets where the Corporation operates. The Corporation also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. The Corporation competes with these institutions both in attracting deposits and in making new loans. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. Many of the Corporation’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can.

The Corporation’s ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets

•	The ability to expand the Corporation’s market position

•	The scope, relevance and pricing of products and services offered to meet customer needs and demands

•	The rate at which the Corporation introduces new products and services relative to its competitors

•	Customer satisfaction with the Corporation’s level of service

•	Industry and general economic trends

Failure to perform in any of these areas could significantly weaken the Corporation’s competitive position, which could adversely affect the Corporation’s growth and profitability, which in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation’s controls and procedures may fail or be circumvented.

Management regularly reviews and updates the Corporation’s internal controls and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. A significant failure or circumvention of the Corporation’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Corporation’s business, results of operations and financial condition.

Potential acquisitions may disrupt the Corporation’s business and dilute shareholder value.

The Corporation seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	Potential exposure to unknown or contingent liabilities of the target company

•	Exposure to potential asset quality issues of the target company

•	Difficulty and expense of integrating the operations and personnel of the target company

•	Potential disruption to the Corporation’s business

•	Potential diversion of the Corporation’s management’s time and attention

•	The possible loss of key employees and customers of the target company

•	Difficulty in estimating the value of the target company

•	Potential changes in banking or tax laws or regulations that may affect the target company

The Corporation regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on the Corporation’s financial condition and results of operations.

Chemical Financial Corporation relies on dividends from its subsidiary bank for most of its revenue.

Chemical Financial Corporation is a separate and distinct legal entity from its subsidiary bank, Chemical Bank. It receives substantially all of its revenue from dividends from Chemical Bank. These dividends are the principal source of funds to pay cash dividends on the Corporation’s common stock. Various federal and/or state laws and regulations limit the amount of dividends that Chemical Bank may pay to Chemical Financial Corporation. In the event Chemical Bank is unable to pay dividends to Chemical Financial Corporation, the Corporation may not be able to pay cash dividends on the Corporation’s common stock. The earnings of the Corporation’s subsidiary bank, Chemical Bank, have been the principal source of funds to pay cash dividends to shareholders. Over the long-term, cash dividends to shareholders are dependent upon earnings, as well as capital requirements, regulatory restraints and other factors affecting Chemical Bank. Due to the strength of the Corporation’s capital position, the parent company has the ability to continue to pay cash dividends to shareholders in excess of the earnings of Chemical Bank. The length of time the parent company can sustain cash dividends to shareholders in excess of the current earnings of Chemical Bank is dependent on the magnitude of the earnings shortfall and the capital levels of both Chemical Bank and the Corporation. The parent company had cash of $36.3 million at December 31, 2008. At December 31, 2008, the Corporation intended to use parent company cash to pay cash dividends to the Corporation’s shareholders in 2009. See the section captioned “Supervision and Regulation” in Item 1. Business and Note 21 — Regulatory Capital and Reserve Requirements in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

The Corporation’s information systems may experience an interruption or breach in security.

The Corporation relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan and other systems. While the Corporation has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches of the Corporation’s information systems would not damage the Corporation’s reputation, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact the Corporation’s business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Corporation’s ability to conduct business. Such events could affect the stability of the Corporation’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Corporation to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

None.

Item 2. Properties.

The executive offices of Chemical, the accounting department of Chemical and Chemical Bank and the accounting services, marketing, risk management and Trust and Investment Management Services departments of Chemical Bank are located at 235 E. Main Street in downtown Midland, Michigan, in a three-story, approximately 35,000 square foot office building, owned by the Corporation. The main office of Chemical Bank and the majority of its remaining operations’ departments are located in a three story, approximately 74,000 square foot office building in downtown Midland, Michigan at 333 E. Main Street, owned by Chemical Bank.

Chemical Bank also conducted business from a total of 128 other banking offices and three loan production offices as of December 31, 2008. These offices are located in the lower peninsula of Michigan. Of the total offices, 121 are owned by the subsidiary bank and ten are leased from independent parties with remaining lease terms of less than one year to six years and eight months. This leased property is considered insignificant. The Corporation’s and Chemical Bank’s owned properties are owned free from mortgages.

Item 3. Legal Proceedings.

As of December 31, 2008, Chemical was not a party to any material pending legal proceeding. As of December 31, 2008, Chemical Bank was a party, as plaintiff or defendant, to a number of legal proceedings, none of which is considered material, and all of which arose in the ordinary course of its operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Supplemental Item. Executive Officers of the Registrant.

The following provides biographical information about Chemical’s executive officers as of December 31, 2008. Executive officer appointments are made or reaffirmed annually at the organizational meeting of the board of directors. There is no family relationship between any of the executive officers. At its regular meetings, the Corporation’s board of directors may also make other executive officer appointments.

David B. Ramaker, age 53, became Chief Executive Officer and President of Chemical in January 2002 and Chairman of the board of directors of Chemical in April 2006. Mr. Ramaker has been a director of Chemical since October 2001. Mr. Ramaker is also Chairman, Chief Executive Officer and President of Chemical Bank. Mr. Ramaker joined Chemical Bank as Vice President on November 29, 1989. Mr. Ramaker became President of Chemical Bank Key State (consolidated into Chemical Bank) in October 1993. Mr. Ramaker became President and a member of the board of directors of Chemical Bank in September 1996 and Executive Vice President and Secretary to the board of Chemical and Chief Executive Officer of Chemical Bank on January 1, 1997. He served as Chief Executive Officer and President of Chemical Bank and Executive Vice President and Secretary of Chemical until December 31, 2001. Mr. Ramaker became Chairman of Chemical Bank in January 2002. Mr. Ramaker was reappointed as Chief Executive Officer and President of Chemical Bank effective January 1, 2006. Mr. Ramaker serves as Chairman of CFC Financial Services, Inc. and CFC Title Services, Inc., wholly-owned subsidiaries of Chemical Bank. During the last five years, Mr. Ramaker has served as a director of all of the Corporation’s subsidiaries. Mr. Ramaker is also a member of the Executive Management Committee of Chemical.

Lori A. Gwizdala, age 50, is Executive Vice President, Chief Financial Officer and Treasurer of Chemical. Ms. Gwizdala joined Chemical as Controller on January 1, 1985 and was named Chief Financial Officer in May 1987, Senior Vice President in February 1991, Treasurer in April 1994 and Executive Vice President in January 2002. Ms. Gwizdala served as a director of CFC Financial Services, Inc. and CFC Title Services, Inc. from 1997 until December 31, 2005, and as a director of Chemical Bank West (consolidated into Chemical Bank) from January 2002 until December 31, 2005. Ms. Gwizdala is a certified public accountant. Ms. Gwizdala is a member of the Executive Management Committee of Chemical.

Thomas W. Kohn, age 54, was appointed Executive Vice President of Community Banking and Secretary of Chemical in April 2007. Mr. Kohn was Executive Vice President, Community Banking of Chemical Bank from January 1, 2006 until April 2007. Mr. Kohn served as President, Chief Executive Officer and a director of Chemical Bank West (consolidated into Chemical Bank) from January 2002 until December 31, 2005. Mr. Kohn became affiliated with the Company on December 31, 1981 through a bank acquisition and served the Company in various capacities until 1986. Mr. Kohn rejoined the Company in 1991 as President of Chemical Bank Montcalm (consolidated into Chemical Bank West) and served in that position until January 2002. Mr. Kohn is a member of the Executive Management Committee of Chemical.

John E. Kessler, age 40, is Executive Vice President and Senior Trust Officer of Chemical Bank. Mr. Kessler joined Chemical Bank in 2004 as Senior Vice President to manage Chemical’s southwestern Michigan trust office and served in that position until 2007. In 2007, Mr. Kessler became Executive Vice President and Senior Trust Officer. Mr. Kessler is responsible for Chemical Bank’s Trust and Investment Management Services Department. Mr. Kessler is a member of the Executive Management Committee of Chemical.

Kenneth W. Johnson, age 46, is Executive Vice President and Director of Bank Operations of Chemical Bank. Mr. Johnson joined Shoreline Bank, a bank subsidiary of Shoreline Financial Corporation (Shoreline), in 1995 as Vice President and North Region Sales Manager. Mr. Johnson became First Vice President and Head of Retail Banking Operations in 2000. Shoreline merged with Chemical in January 2001. Mr. Johnson became a First Vice President of Branch Administration at Chemical Bank in 2003 and Executive Vice President in January 2006. Mr. Johnson is a member of the Executive Management Committee of Chemical.

Dominic Monastiere, age 61, was appointed Executive Vice President and Chief Risk Management Officer of Chemical Bank effective April 26, 2007. Mr. Monastiere joined Chemical Bank in June 1987 and served as President and a director of Chemical Bank Bay Area (consolidated into Chemical Bank) from August 1, 1987 until December 31, 2000. Mr. Monastiere was a Community Bank President from January 1, 2001 to April 25, 2007. Mr. Monastiere is a member of the Executive Management Committee of Chemical.

James E. Tomczyk, age 56, was appointed Executive Vice President and Senior Credit Officer of Chemical Bank effective January 1, 2006. Mr. Tomczyk served as President, Chief Executive Officer and a director of Chemical Bank Shoreline (consolidated into Chemical Bank) from January 2002 until December 31, 2005. Mr. Tomczyk joined Shoreline Bank in February 1999 as Executive Vice President of its Private Banking, Trust and Investment divisions and became Senior Executive Vice President of these divisions in October 2000. Mr. Tomczyk is a member of the Executive Management Committee of Chemical.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information required by this item is included under the heading “Market for Chemical Financial Corporation Common Stock and Related Shareholder Matters (Unaudited)” on page 81 and under the heading “Management’s Discussion and Analysis” under the subheading “Capital” on pages 36 through 37. See Item 12 for information with respect to the Corporation’s equity compensation plans. All of this information is here incorporated by reference.

Item 6.	Selected Financial Data.

The information required by this item is included under the heading “Selected Financial Data” on page 2 and in Notes 2 and 3 to the consolidated financial statements on pages 53 through 54 and is here incorporated by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is included under the heading “Management’s Discussion and Analysis” on pages 3 through 38 and is here incorporated by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included under the subheadings “Liquidity Risk” on pages 30 through 32 and “Market Risk” on pages 33 through 34 of “Management’s Discussion and Analysis” and is here incorporated by reference.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is included under the headings “Report of Independent Registered Public Accounting Firm,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” on pages 40 through 80 and is here incorporated by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Chemical Financial’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (Exchange Act). An evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based on and as of the time of that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms.

Information required by this item is also included under the heading “Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting” on page 39 and under the heading “Report of Independent Registered Public Accounting Firm” on page 40 and is here incorporated by reference. There was no change in the Corporation’s internal control over financial reporting that occurred during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is set forth under the heading “Chemical Financial’s Board of Directors and Nominees for Election as Directors” and the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” in the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders and is here incorporated by reference.

Information regarding the identification of executive officers is included herein in the Supplemental Item on page 97 and is here incorporated by reference.

Information required by this item is set forth under the subheadings “Committees of the Board of Directors” and “Audit Committee” in the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders and is here incorporated by reference.

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

Information required by this item is set forth under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” in the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders and is here incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth under the heading “Ownership of Chemical Financial Common Stock” in the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders and is here incorporated by reference.

The following table presents information about the registrant’s equity compensation plans as of December 31, 2008:

Equity Compensation Plan Information
			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance under
	Issued upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	699,018	$31.18	1,116,345

Equity compensation plans not approved by security holders	2,528	24.33	24,250

Total	701,546	$31.15	1,140,595

Equity compensation plans approved by shareholders include the Stock Incentive Plan of 1997 (1997 Plan), the Chemical Financial Corporation Stock Incentive Plan of 2006 (2006 Plan) and the Chemical Financial Corporation Directors’ Deferred Stock Plan (DDSP). As of December 31, 2008, there were no shares available for issuance under the 1997 Plan, there were 722,120 shares available for issuance under the 2006 Plan, and there were 394,225 shares available for issuance under the DDSP.

At December 31, 2008, equity compensation plans not approved by shareholders consisted of the Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors (Stock Purchase Plan) and the Chemical Financial Corporation Stock Option Plan for Holders of Shoreline Financial Corporation (Shoreline Plan).

The Stock Purchase Plan became effective on March 25, 2002 and was designed to provide non-employee directors of the Corporation’s subsidiary and community banks, who are neither directors nor employees of the Corporation, the option of receiving their fees in shares of the Corporation’s stock. Directors of the Corporation are not eligible to participate in the Stock Purchase Plan. The Stock Purchase Plan provides for a maximum of 75,000 shares of the Corporation’s common stock, subject to adjustments for certain changes in the capital structure of the Corporation as defined in the Stock Purchase Plan, to be available under the Stock Purchase Plan. Subsidiary directors and community advisory directors, who elect to participate in the Stock Purchase Plan, may elect to contribute to the Stock Purchase Plan fifty percent or one hundred percent of their director fees and/or fifty percent or one hundred percent of their director committee fees, earned as directors or community advisory directors of the Corporation’s subsidiary or community banks. Contributions to the Stock Purchase Plan are made by the Corporation’s subsidiary on behalf of each electing participant. Stock Purchase Plan participants may terminate their participation in the Stock Purchase Plan, at any time, by written notice of withdrawal to the Corporation. Participants will cease to be eligible to participate in the Stock Purchase Plan when they cease to serve as directors or community advisory directors of the subsidiary or community banks of the Corporation. Shares are distributed to participants annually. As of December 31, 2008, there were 24,250 shares of the Corporation’s common stock available for future issuance under the Stock Purchase Plan.

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

The information required by this item is set forth under the heading “Election of Directors” and the subheading “Certain Relationships and Related Transactions” in the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders and is here incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is set forth under the subheading “Independent Registered Public Accounting Firm” and the subheading “Committees of the Board of Directors” in the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders and is here incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1)	Financial Statements. The following financial statements and reports of the independent registered public accounting firm of Chemical Financial Corporation and its subsidiary are filed as part of this report:

The financial statements, the notes to financial statements, and the independent registered public accounting firm’s reports listed above are here incorporated by reference from Item 8 of this report.

(2)	Financial Statement Schedules. The schedules for the Corporation are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

(3)	Exhibits. The following lists the Exhibits to the Annual Report on Form 10-K:

Number	Exhibit

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-8, filed with the SEC on March 2, 2001. Here incorporated by reference.
3.2	Bylaws. Previously filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K dated January 20, 2009, filed with the SEC on January 23, 2009. Here incorporated by reference.
4.1	Restated Articles of Incorporation. Exhibit 3.1 is here incorporated by reference.
4.2	Bylaws. Exhibit 3.2 is here incorporated by reference.
4.3	Long-Term Debt. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant’s total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term debt to the SEC upon request.
10.1	Chemical Financial Corporation Stock Incentive Plan of 2006.* Previously filed as an exhibit to the registrant’s Form 8-K, filed with the SEC on April 21, 2006. Here incorporated by reference.
10.2	Chemical Financial Corporation Stock Incentive Plan of 1997.* Previously filed as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 15, 2005. Here incorporated by reference.
10.3	Chemical Financial Corporation Deferred Compensation Plan for Directors.* Previously filed as Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 13, 2006. Here incorporated by reference.
10.4	Chemical Financial Corporation Deferred Compensation Plan.* Previously filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 1, 2007. Here incorporated by reference.
10.5	Chemical Financial Corporation Supplemental Retirement Income Plan.* Previously filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 12, 2004. Here incorporated by reference.
10.6	Chemical Financial Corporation Stock Option Plan for Option Holders of Shoreline Financial Corporation.* Previously filed as Exhibit 4.3 to the registrant’s Registration Statement on Form S-8, filed with the SEC on March 2, 2001. Here incorporated by reference.
10.7	Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors.* Previously filed as Exhibit 4.3 to the registrant’s Registration Statement on Form S-8, filed with the SEC on March 25, 2002. Here incorporated by reference.
10.8	Chemical Financial Corporation Directors’ Deferred Stock Plan.* Previously filed as Appendix A to the registrant’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, filed with the SEC on March 5, 2008. Here incorporated by reference.
21	Subsidiaries.
23.1	Consent of KPMG LLP.
23.2	Consent of Andrews Hooper & Pavlik P.L.C.
24	Powers of Attorney.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification pursuant to 18 U.S.C. §1350.
99.1	Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors Audited Financial Statements and Notes.

* These agreements are management contracts or compensation plans or arrangements required to be filed as Exhibits to this Form 10-K.

The index of exhibits and any exhibits filed as part of the 2008 Form 10-K are accessible at no cost on the Corporation’s web site at www.chemicalbankmi.com in the “Investor Information” section, at www.edocumentview.com/chfc and through the United States Securities and Exchange Commission’s web site at www.sec.gov. Chemical will furnish a copy of any exhibit listed above to any shareholder of the registrant at a cost of 30 cents per page upon written request to Ms. Lori A. Gwizdala, Chief Financial Officer, Chemical Financial Corporation, 333 East Main Street, Midland, Michigan 48640-0569.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2009.

CHEMICAL FINANCIAL CORPORATION

David B. Ramaker
Chairman of the Board, CEO, President and Director
Principal Executive Officer

Lori A. Gwizdala
Executive Vice President, CFO and Treasurer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 27, 2009 by the following persons on behalf of the registrant and in the capacities indicated.

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