Form 10-Q
period 2009-03-31
CHEMICAL FINANCIAL CORP
filed 2009-05-07
CIK 19612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2009

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

333 East Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

(989) 839-5350
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes    X      No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
            Yes            No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes           No   X

The number of shares outstanding of the Registrant's Common Stock, $1 par value, as of April 24, 2009, was 23,889,766 shares.

INDEX

Chemical Financial Corporation
Form 10-Q

Index to Form 10-Q
		Page

Safe Harbor Statement		3

Part I.	Financial Information

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2008)	4

	Consolidated Statements of Financial Position as of March 31, 2009, December 31, 2008 and March 31, 2008	4

	Consolidated Statements of Income for the Three Months Ended March 31, 2009 and March 31, 2008	5

	Consolidated Statements of Changes in Shareholders' Equity for the Three Months Ended March 31, 2009 and March 31, 2008	6

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and March 31, 2008	7

	Notes to Consolidated Financial Statements	8-23

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24-44

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45

Part II.	Other Information

Item 1A.	Risk Factors	46

Item 6.	Exhibits	47

Signatures		48

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

Risk factors include, but are not limited to, the risk factors described in Item 1A in Chemical Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 2008, the timing and level of asset growth; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; opportunities for acquisitions and the effective completion of acquisitions and integration of acquired entities; the possibility that anticipated cost savings and revenue enhancements from acquisitions, restructurings, reorganizations and bank consolidations may not be realized fully or at all or within expected time frames; the local and global effects of the ongoing war on terrorism and other military actions, including actions in Iraq; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I. Financial Information
Item 1.	Financial Statements

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Financial Position

	March 31, 2009	December 31, 2008	March 31, 2008
	(Unaudited)		(Unaudited)
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$83,976	$168,650	$93,063
Federal funds sold	-	-	135,000
Interest-bearing deposits with unaffiliated banks and others	142,184	4,572	34,066
Total cash and cash equivalents	226,160	173,222	262,129
Investment securities:
Available-for-sale (at estimated fair value)	501,594	449,947	490,950
Held-to-maturity (estimated fair value - $101,452 at March 31, 2009, $90,556 at December 31, 2008 and $89,440 at March 31, 2008)	108,600	97,511	88,659
Total investment securities	610,194	547,458	579,609
Other securities	22,128	22,128	22,142
Loans held-for-sale	28,336	8,463	10,792
Loans:
Commercial	563,118	587,554	527,514
Real estate commercial	784,475	786,404	764,768
Real estate construction	112,102	119,001	128,878
Real estate residential	809,262	839,555	817,348
Consumer	682,632	649,163	546,486
Total loans	2,951,589	2,981,677	2,784,994
Allowance for loan losses	(62,562)	(57,056)	(39,662)
Net loans	2,889,027	2,924,621	2,745,332
Premises and equipment (net of accumulated depreciation of $73,096 at March 31, 2009, $71,614 at December 31, 2008 and $67,241 at March 31, 2008)	52,914	53,036	49,339
Goodwill	69,908	69,908	69,908
Other intangible assets	5,224	5,241	6,342
Interest receivable and other assets	71,860	70,236	53,705
Total Assets	$3,975,751	$3,874,313	$3,799,298

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$526,343	$524,464	$519,405
Interest-bearing	2,578,193	2,454,328	2,432,994
Total deposits	3,104,536	2,978,792	2,952,399
Interest payable and other liabilities	37,573	35,214	24,274
Short-term borrowings	221,247	233,738	178,000
Federal Home Loan Bank (FHLB) advances - long-term	125,025	135,025	130,049
Total liabilities	3,488,381	3,382,769	3,284,722
Shareholders' equity:
Common stock, $1 par value per share:
Authorized - 30,000,000 shares
Issued and outstanding - 23,889,766 shares at March 31, 2009, 23,880,593 shares at December 31, 2008 and 23,823,245 shares at March 31, 2008	23,890	23,881	23,823
Surplus	347,264	346,916	344,935
Retained earnings	129,249	133,578	144,510
Accumulated other comprehensive income (loss)	(13,033)	(12,831)	1,308
Total shareholders' equity	487,370	491,544	514,576
Total Liabilities and Shareholders' Equity	$3,975,751	$3,874,313	$3,799,298

See accompanying notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Income (Unaudited)
	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$42,793	$45,570
Interest on investment securities:
Taxable	4,502	5,839
Tax-exempt	777	695
Dividends on other securities	163	194
Interest on federal funds sold	-	1,018
Interest on deposits with unaffiliated banks and others	87	121
Total interest income	48,322	53,437
Interest Expense
Interest on deposits	10,167	16,327
Interest on short-term borrowings	233	959
Interest on FHLB advances - long-term	1,332	1,765
Total interest expense	11,732	19,051
Net Interest Income	36,590	34,386
Provision for loan losses	14,000	2,700
Net interest income after provision for loan losses	22,590	31,686
Noninterest Income
Service charges on deposit accounts	4,475	4,774
Trust and investment services revenue	2,375	2,654
Other charges and fees for customer services	1,801	1,596
Mortgage banking revenue	1,150	536
Other	56	20
Total noninterest income	9,857	9,580
Operating Expenses
Salaries, wages and employee benefits	15,417	14,479
Occupancy	2,707	2,770
Equipment	2,342	2,187
Other	8,739	7,408
Total operating expenses	29,205	26,844
Income Before Income Taxes	3,242	14,422
Federal income tax expense	524	4,751
Net Income	$2,718	$9,671

Net Income Per Share:
Basic	$0.11	$0.41
Diluted	0.11	0.41
Cash Dividends Per Share	0.295	0.295

See accompanying notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands, except per share data)
Balances at January 1, 2008	$23,815	$344,579	$141,867	$(1,797)	$508,464
Comprehensive income:
Net income			9,671
Other:
Net unrealized gains on investment securities-available-for-sale, net of tax expense of $1,701				3,158
Adjustment for pension and other postretirement benefits, net of tax benefit of $28				(53)
Comprehensive income					12,776
Cash dividends declared of $0.295 per share			(7,028)		(7,028)
Shares issued - directors' stock purchase plan	8	223			231
Share-based compensation		133			133
Balances at March 31, 2008	$23,823	$344,935	$144,510	$1,308	$514,576

Balances at January 1, 2009	$23,881	$346,916	$133,578	$(12,831)	$491,544
Comprehensive income:
Net income			2,718
Other:
Net unrealized losses on investment securities-available-for-sale, net of tax benefit of $82				(152)
Adjustment for pension and other postretirement benefits, net of tax benefit of $27				(50)
Comprehensive income					2,516
Cash dividends declared of $0.295 per share			(7,047)		(7,047)
Shares issued - directors' stock purchase plan	9	235			244
Share-based compensation		113			113
Balances at March 31, 2009	$23,890	$347,264	$129,249	$(13,033)	$487,370

See accompanying notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities:	(In thousands)
Net income	$2,718	$9,671
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,000	2,700
Gains on sales of loans	(1,843)	(383)
Proceeds from sales of loans	100,269	43,366
Loans originated for sale	(118,299)	(45,892)
Net (gain) loss on sales of other real estate and repossessed assets	(50)	56
Gain on sale of branch bank property	(39)	-
Net losses on disposal of premises and equipment	14	-
Depreciation of premises and equipment	1,575	1,434
Amortization of intangible assets	828	871
Net amortization of premiums and discounts on investment securities	4	97
Share-based compensation expense	113	133
Net (increase) decrease in interest receivable and other assets	(960)	1,078
Net increase in interest payable and other liabilities	2,315	1,604
Net cash provided by operating activities	645	14,735
Cash Flows From Investing Activities:
Investment securities-Available-for-sale:
Proceeds from maturities, calls and principal reductions	60,003	47,418
Purchases	(111,880)	(30,830)
Investment securities-Held-to-maturity:
Proceeds from maturities, calls and principal reductions	5,402	3,554
Purchases	(16,499)	(475)
Other securities:
Purchases	-	(7)
Net decrease in loans	17,920	7,437
Proceeds from sales of other real estate and repossessed assets	2,180	1,202
Proceeds from sale of branch bank property	184	-
Purchases of premises and equipment, net	(1,467)	(1,068)
Net cash provided by (used in) investing activities	(44,157)	27,231
Cash Flows From Financing Activities:
Net increase in noninterest-bearing and interest-bearing demand deposits and savings accounts	108,881	49,391
Net increase in time deposits	16,863	27,419
Net decrease in securities sold under agreements to repurchase	(12,491)	(19,363)
Repayment of FHLB advances - long-term	(10,000)	(20,000)
Cash dividends paid	(7,047)	(7,028)
Proceeds from directors' stock purchase plan	244	231
Net cash provided by financing activities	96,450	30,650
Net increase in cash and cash equivalents	52,938	72,616
Cash and cash equivalents at beginning of period	173,222	189,513
Cash and Cash Equivalents at End of Period	$226,160	$262,129
Supplemental disclosure of cash flow information:
Interest paid	$12,372	$19,825
Loans transferred to other real estate and repossessed assets	3,674	4,543
Investment securities-Available-for-sale transferred to Investment securities-Held-to-maturity	-	502

See accompanying notes to consolidated financial statements.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2009

Note 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (Corporation) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2008.

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

Effective January 1, 2008, the Corporation adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of Financial Accounting Standards Board (FASB) Statement No. 115" (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. At March 31, 2009, December 31, 2008 and March 31, 2008, the Corporation had not elected the fair value option for any financial assets or liabilities under the guidance of SFAS 159.

Share-Based Compensation

The Corporation accounts for share-based compensation under SFAS No. 123(R), "Share-Based Payment" (SFAS 123(R)), using the modified-prospective transition method. Under that method, compensation expense is recognized for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, and all share-based awards granted after December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

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

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2009

Note 1:  Basis of Presentation (continued)

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at the enacted tax rates expected to be applied to taxable income in the years in which those differences are expected to be recovered or settled. Reserves for contingent tax liabilities are reviewed quarterly for adequacy based upon developments in tax law and the status of audit examinations in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). The Corporation had no reserve for contingent income tax liabilities recorded at March 31, 2009.

The tax periods open to examination by the Internal Revenue Service include the fiscal years ended December 31, 2008, 2007, 2006 and 2005. The same fiscal years are open to examination for the Michigan Business Tax/Michigan Single Business Tax with the addition of the fiscal year ended December 31, 2004.

Earnings Per Share

All earnings per share amounts have been presented to conform to the requirements of SFAS No. 128, "Earnings Per Share." Basic earnings per share excludes any dilutive effect of common stock equivalents. Basic earnings per share for the Corporation is computed by dividing net income by the weighted average number of common shares outstanding.

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

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per share computations:
	Three Months Ended March 31,
	(In thousands, except per share amounts)
	2009	2008
Numerator for both basic and diluted earnings per share, net income	$2,718	$9,671

Denominator for basic earnings per share, weighted average common shares outstanding	23,890	23,823
Weighted average common stock equivalents	10	4
Denominator for diluted earnings per share	23,900	23,827

Basic earnings per share	$0.11	$0.41
Diluted earnings per share	0.11	0.41

The average number of employee stock option awards outstanding that were "out-of-the-money," whereby the option exercise price per share exceeded the market price per share were as follows: 475,689 and 588,954 for the three months ended March 31, 2009 and 2008, respectively.

Variable Interest Entity

The accompanying consolidated financial statements include the accounts of a variable interest entity for which the Corporation is the primary beneficiary. All significant intercompany transactions and balances have been eliminated upon consolidation.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2009

Note 1:  Basis of Presentation (continued)

Equity

In January 2008, the board of directors of the Corporation authorized management to repurchase up to 500,000 shares of the Corporation's common stock. During the three months ended March 31, 2009 and 2008, no shares were repurchased. At March 31, 2009, there were 500,000 remaining shares available for repurchase under the January 2008 authorization.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of related tax benefits (expense), at March 31, 2009, December 31, 2008 and March 31, 2008 were as follows:
	March 31, 2009	December 31, 2008	March 31, 2008
	(In thousands)
Net unrealized gains on investment securities- available-for-sale, net of related tax expense of $1,528 at March 31, 2009, $1,610 at December 31, 2008 and $2,549 at March 31, 2008.	$ 2,838	$ 2,990	$ 4,734
Pension and other postretirement benefits adjustment, net of related tax benefit of $8,546 at March 31, 2009, $8,519 at December 31, 2008, and $1,844 at March 31, 2008.	(15,871)	(15,821)	(3,426)
Accumulated other comprehensive income (loss)	$(13,033)	$(12,831)	$ 1,308

Operating Segment

The Corporation operates in a single operating segment - commercial banking. The Corporation is a financial holding company that operated through one commercial bank, Chemical Bank, at March 31, 2009. Chemical Bank operates primarily within the state of Michigan as a single state-chartered commercial bank. Chemical Bank operates through an internal organizational structure of four regional banking units, offering a full range of commercial banking and fiduciary products and services to the residents and business customers in the bank's geographical market areas. The products and services offered by the regional banking units, through branch banking offices, as well as the pricing of these products and services, are generally consistent throughout the Corporation. The marketing of products and services throughout the Corporation's regional banking units is generally uniform, as many of the markets served by the regional banking units overlap. The distribution of products and services is uniform throughout the Corporation's regional banking units and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.

The Corporation's primary sources of revenue are from its loan products and investment securities.

Pending Accounting Pronouncements

Postretirement Benefit Plan Asset Disclosures: In December 2008, the FASB issued FASB Staff Position (FSP) SFAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" (FSP SFAS 132(R)-1). FSP SFAS 132(R)-1 amends SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits," to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. Upon initial application, the provisions of FSP SFAS 132(R)-1 are not required for earlier periods that are presented for comparative purposes. The disclosures about plan assets required by FSP SFAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009 and are not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

Fair Value Measurements: In April 2009, the FASB issued FSP SFAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2009

Note 1:  Basis of Presentation (continued)

That Are Not Orderly" (FSP SFAS 157-4). FSP SFAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009. The adoption of FSP SFAS 157-4 as of April 1, 2009 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

Other-Than-Temporary Impairment: In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP SFAS 115-2 and SFAS 124-2). FSP SFAS 115-2 and SFAS 124-2 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. FSP SFAS 115-2 and SFAS 124-2 also require increased and timelier disclosures sought by investors regarding expected cash flows, credit losses and an aging of securities with unrealized losses. FSP SFAS 115-2 and SFAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009. The adoption of FSP SFAS 115-2 and SFAS 124-2 as of April 1, 2009 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

Fair Value Disclosures: In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, "Interim Disclosure about Fair Value of Financial Instruments" (FSP SFAS 107-1 and APB 28-1). FSP SFAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing FSP SFAS 107-1 and APB 28-1, fair values for these assets and liabilities were only disclosed once a year. FSP SFAS 107-1 and APB 28-1 now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP SFAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009. The adoption of FSP SFAS 107-1 and APB 28-1 as of April 1, 2009 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

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

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2009

Note 2:  Investment Securities

The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at March 31, 2009, December 31, 2008 and March 31, 2008:
Investment Securities Available-for-Sale:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
March 31, 2009
U.S. Treasury	$ 21,086	$ 199	$ -	$ 21,285
Government sponsored agencies	172,048	3,134	(92)	175,090
State and political subdivisions	4,467	82	-	4,549
Mortgage-backed securities	151,910	3,792	(39)	155,663
Collaterized mortgage obligations	94,519	166	(762)	93,923
Corporate bonds	53,214	1	(2,131)	51,084
Total	$497,244	$7,374	$(3,024)	$501,594

December 31, 2008
U.S. Treasury	$ 21,066	$ 428	$ -	$ 21,494
Government sponsored agencies	167,618	4,616	-	172,234
State and political subdivisions	4,458	94	-	4,552
Mortgage-backed securities	167,133	2,401	(320)	169,214
Collaterized mortgage obligations	37,527	30	(272)	37,285
Corporate bonds	47,545	23	(2,400)	45,168
Total	$445,347	$7,592	$(2,992)	$449,947

March 31, 2008
U.S. Treasury	$ 30,965	$ 915	$ -	$ 31,880
Government sponsored agencies	184,634	4,498	(18)	189,114
State and political subdivisions	5,477	148	(4)	5,621
Mortgage-backed securities	202,743	2,728	(52)	205,419
Collaterized mortgage obligations	5,428	5	(31)	5,402
Corporate bonds	54,420	107	(1,013)	53,514
Total	$483,667	$8,401	$(1,118)	$490,950

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2009

Note 2:  Investment Securities (continued)
Investment Securities Held-to-Maturity:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
March 31, 2009
Government sponsored agencies	$ 1,001	$ 2	$ -	$ 1,003
State and political subdivisions	96,604	1,725	(980)	97,349
Mortgage-backed securities	495	30	-	525
Trust preferred securities	10,500	-	(7,925)	2,575
Total	$108,600	$1,757	$(8,905)	$101,452

December 31, 2008
Government sponsored agencies	$ 1,007	$ 10	$ -	$ 1,017
State and political subdivisions	85,495	845	(1,170)	85,170
Mortgage-backed securities	509	27	-	536
Trust preferred securities	10,500	-	(6,667)	3,833
Total	$97,511	$882	$(7,837)	$ 90,556

March 31, 2008
Government sponsored agencies	$17,216	$ 60	$ -	$ 17,276
State and political subdivisions	70,346	708	(25)	71,029
Mortgage-backed securities	595	38	-	633
Trust preferred securities	500	-	-	500
Equity securities	2	-	-	2
Total	$88,659	$806	$ (25)	$ 89,440

The Corporation's investment securities portfolio had a carrying value of $610.2 million at March 31, 2009, with gross impairment of $11.9 million as of that date. The gross impairment was primarily attributable to two trust preferred securities of small bank holding companies in Michigan which were classified as held-to-maturity with impairment of $7.9 million and two financial services industry corporate debt securities from one issuer classified as available-for-sale with impairment of $1.7 million, which combined, comprised 81%, or $9.6 million, of the gross unrealized losses at March 31, 2009.

At March 31, 2009, the Corporation held investment securities with a fair market value of $141.7 million that had gross unrealized losses, which existed for less than twelve months, of $9.9 million at that date. The Corporation also held investment securities as of March 31, 2009 with a fair market value of $25.5 million that had gross unrealized losses, which existed for twelve months or more, of $2.0 million at that date.

An analysis is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss as of March 31, 2009 represented an other-than-temporary impairment (OTTI). Management believed that the majority of unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates and not as a result of credit-related issues. There were unrealized losses of $1.7 million in investment grade corporate bonds attributable to one issuer and $7.5 million in a trust preferred security from a well-capitalized and profitable bank holding company that were also attributable to the illiquidity in certain financial markets. The Corporation performed a thorough analysis of the creditworthiness of these two issuers and concluded it was probable at March 31, 2009 that all future principal and interest payments would be received in accordance with their original contractual terms. The Corporation had both the intent and ability to hold the investment securities with unrealized losses to maturity or until such time as the unrealized losses recover. However, due to significant market and economic conditions, OTTI may occur as a result of material declines in fair value of investment securities in the future.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2009

Note 3:  Nonperforming Assets, Allowance for Loan Losses and Impaired Loans

The following summarizes nonperforming assets at the dates indicated:
	March 31, 2009	December 31, 2008	March 31, 2008
		(In thousands)
Nonaccrual loans:
Commercial	$ 16,419	$ 16,324	$11,595
Real estate commercial	41,826	27,344	19,235
Real estate construction	18,504	15,310	17,206
Real estate residential	12,803	12,175	9,267
Consumer	5,185	5,313	4,057
Total nonaccrual loans	94,737	76,466	61,360

Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	2,581	1,652	1,631
Real estate commercial	4,352	9,995	2,865
Real estate construction	538	759	392
Real estate residential	1,699	3,369	4,742
Consumer	1,070	1,087	940
Total accruing loans contractually past due 90 days or more as to interest or principal payments	10,240	16,862	10,570
Total nonperforming loans	104,977	93,328	71,930
Other real estate and repossessed assets (1)	20,688	19,923	12,664
Total nonperforming assets	$125,665	$113,251	$84,594

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held for sale.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2009

Note 3:  Nonperforming Assets, Allowance for Loan Losses and Impaired Loans (continued)

The following summarizes the changes in the allowance for loan losses:
	Three Months Ended March 31,
	2009	2008
	(In thousands)
Balance at beginning of period	$57,056	$39,422
Provision for loan losses	14,000	2,700
Loans charged off:
Commercial	(3,290)	(591)
Real estate commercial	(2,589)	(1,304)
Real estate construction	(1,700)	(16)
Real estate residential	(235)	(245)
Consumer	(1,253)	(540)
Total loan charge-offs	(9,067)	(2,696)

Recoveries of loans previously charged off:
Commercial	205	77
Real estate commercial	87	20
Real estate construction	-	29
Real estate residential	82	22
Consumer	199	88
Total loan recoveries	573	236
Net loan charge-offs	(8,494)	(2,460)
Balance as of March 31	$62,562	$39,662

The following summarizes credit quality statistics:
	March 31, 2009	December 31, 2008	March 31, 2008
Nonperforming loans as a percent of total loans	3.56%	3.13%	2.58%
Nonperforming assets as a percent of total assets	3.16%	2.92%	2.23%
Net loans charged off against the allowance for loan losses to average loans (annualized)	1.15%	1.10%	0.35%
Allowance for loan losses as a percent of total loans	2.12%	1.91%	1.42%
Allowance for loan losses as a percent of nonperforming loans	60%	61%	55%

The following summarizes impaired loan information at the dates indicated:
	Impaired Loans			Valuation Allowance
	March 31, 2009	December 31, 2008	March 31, 2008	March 31, 2009	December 31, 2008	March 31, 2008
	(In thousands)
Impaired loans with valuation allowance	$35,667	$30,306	$27,104	$10,627	$9,179	$5,652
Impaired loans with no valuation allowance	41,082	28,672	21,715	-	-	-
Total impaired loans	$76,749	$58,978	$48,819	$10,627	$9,179	$5,652

The Corporation considers all nonaccrual commercial, real estate commercial and real estate construction loans to be impaired loans. In addition, the Corporation identified an additional $0.8 million at March 31, 2008 of impaired loans that were in an accrual status. Real estate residential and consumer loans are considered to be homogeneous and therefore are excluded from the analysis of impaired loans.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2009

Note 4:  Intangible Assets

The Corporation has recorded three types of intangible assets: goodwill, mortgage servicing rights (MSRs) and core deposit intangible assets. Goodwill and core deposit intangible assets arose as the result of business combinations or other acquisitions. MSRs arose as a result of selling mortgage loans in the secondary market but retaining the right to service these loans and receive servicing income over the life of the loan. Amortization is recorded on the MSRs and core deposit intangible assets. Goodwill is not amortized but is evaluated at least annually for impairment. The annual goodwill impairment review was performed as of September 30, 2008 and no impairment was indicated. No triggering events have occurred since the annual goodwill impairment review that would require an interim evaluation.

The following table shows the net carrying value of the Corporation's intangible assets:
	March 31, 2009	December 31, 2008	March 31, 2008
	(In thousands)
Goodwill	$69,908	$69,908	$69,908
Core deposit intangible assets	2,847	3,050	4,062
Mortgage servicing rights	2,377	2,191	2,280
Total intangible assets	$75,132	$75,149	$76,250

There was no impairment valuation allowance recorded on MSRs as of March 31, 2009, December 31, 2008 or March 31, 2008. The Corporation was servicing $639.8 million, $604.5 million and $584.6 million of real estate residential loans as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively. Amortization expense of MSRs for the three months ended March 31, 2009 and March 31, 2008 was $0.6 million and $0.3 million, respectively.

The following table sets forth the carrying amount and accumulated amortization of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:
	March 31, 2009			December 31, 2008			March 31, 2008
	Gross Original Amount	Accumulated Amortization	Carrying Amount	Gross Original Amount	Accumulated Amortization	Carrying Amount	Gross Original Amount	Accumulated Amortization	Carrying Amount
				(In thousands)
Core deposit intangible assets	$18,033	$15,186	$2,847	$18,033	$14,983	$3,050	$18,033	$13,971	$4,062

The amortization expense of core deposit intangible assets for the three months ended March 31, 2009 and March 31, 2008 was $0.2 million and $0.5 million, respectively.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2009

Note 4:  Intangible Assets (continued)

At March 31, 2009, the remaining amortization expense on core deposit intangible assets that existed as of that date has been estimated through 2013 and thereafter in the following table (in thousands):
2009	$ 516
2010	470
2011	406
2012	406
2013	344
2014 and thereafter	705
Total	$2,847

Note 5:  Fair Value Measurements

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Investment securities-Available-for-sale are recorded at fair value on a recurring basis. Additionally, the Corporation may be required to record other assets at fair value on a nonrecurring basis, such as loans held-for-sale, impaired loans, goodwill, core deposit intangible assets, mortgage servicing rights, other real estate and repossessed assets. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Corporation's financial assets and financial liabilities carried at fair value. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. Any such valuation adjustments are applied consistently over time. The Corporation's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Corporation's valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2009

Note 5:  Fair Value Measurements (continued)

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

For assets and liabilities measured at fair value on a recurring basis, SFAS 157 requires quantitative disclosures about the fair value measurements separately for each major category of assets as reported in the following table:
	Fair Value Measurements - Recurring Basis
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)

March 31, 2009
Investment securities-Available-for-sale	$21,285	$480,309	$ -	$501,594

December 31, 2008
Investment securities-Available-for-sale	$21,494	$428,453	$ -	$449,947

March 31, 2008
Investment securities-Available-for-sale	$31,880	$459,070	$ -	$490,950

There were no liabilities recorded at fair value on a recurring basis at March 31, 2009, December 31, 2008 and March 31, 2008.

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

Loans

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allocation of the allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the loan's observable market price, the fair value of the collateral or the present value of the expected future cash flows discounted at the loan's

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2009

Note 5:  Fair Value Measurements (continued)

effective interest rate. Those impaired loans not requiring an allocation of the allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans, where a valuation allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3. The Corporation recorded impaired loans at fair value through specific allocations of the allowance for loan losses or charge-offs recorded in current or prior periods as follows:
	Impaired Loans Recorded at Fair Value	Total Impaired Loans
	(In millions)
March 31, 2009	$51.2	$76.7
December 31, 2008	45.5	59.0
March 31, 2008	34.0	48.8

Goodwill

Goodwill is subject to impairment testing on an annual basis. The market and income approach methods were used in the completion of impairment testing at September 30, 2008. These valuation methods require a significant degree of management judgment. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by either of the valuation models. As such, the Corporation classifies goodwill subjected to nonrecurring fair value adjustments as Level 3. At March 31, 2009, December 31, 2008 and March 31, 2008, no goodwill impairment was recorded.

Other Intangible Assets

Other intangible assets consist of core deposit intangible assets and MSRs. These items are both carried at fair value when initially recorded. Subsequently, core deposit intangible assets are amortized on a straight-line or accelerated basis over periods ranging from three- to fifteen-years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If core deposit intangible asset impairment is identified and recorded, the Corporation classifies impaired core deposit intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. At March 31, 2009, December 31, 2008 and March 31, 2008, there was no impairment recorded for core deposit intangible assets. The fair value of MSRs is initially estimated using a model that calculates the net present value of estimated future cash flows using various assumptions including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, determined by the model, through a valuation allowance. The Corporation classifies MSRs subjected to nonrecurring fair value measurements as Level 3 valuations. At March 31, 2009, December 31, 2008 and March 31, 2008, there was no impairment recorded for MSRs.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2009

Note 5:  Fair Value Measurements (continued)

Other Real Estate / Repossessed Assets

The carrying amounts for other real estate (ORE) and repossessed assets (RA) are reported in the consolidated statements of financial position under "Interest receivable and other assets." ORE and RA include real estate and other types of assets repossessed by the Corporation. ORE and RA are adjusted to the lower of cost or fair value upon the transfer of a loan to ORE or RA. Fair value is generally based on independent appraisal values of the collateral. Subsequently, ORE and RA are carried at the lower of cost or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records ORE and RA subject to nonrecurring fair value measurements as Level 2 valuations. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the ORE and RA subject to nonrecurring fair value measurements as nonrecurring Level 3 valuations.

The Corporation may be required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost. The following table presents each major category of assets that was measured at fair value on a nonrecurring basis:
	Fair Value Measurements - Nonrecurring Basis
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
March 31, 2009
Loans	$ -	$ -	$51,182	$51,182
Other real estate / repossessed assets	-	-	20,254	20,254
Total	$ -	$ -	$71,436	$71,436

December 31, 2008
Loans	$ -	$ -	$45,522	$45,522
Other real estate / repossessed assets	-	-	19,265	19,265
Total	$ -	$ -	$64,787	$64,787

March 31, 2008
Loans	$ -	$ -	$34,030	$34,030
Other real estate / repossessed assets	-	-	11,121	11,121
Total	$ -	$ -	$45,151	$45,151

There were no liabilities recorded at fair value on a nonrecurring basis at March 31, 2009, December 31, 2008 and March 31, 2008.

Investment securities - Held-to-Maturity Disclosed at Level 3 Valuations

At March 31, 2009, the Corporation's state and political subdivision investment securities in the held-to-maturity portfolio were recorded at cost adjusted by amortization of premium or accretion of discount (book value). The total amortized cost of these investment securities was $96.6 million at March 31, 2009. Fair values of these investment securities were calculated using a combination of Level 2 and Level 3 inputs for disclosure purposes. State and political subdivision investment securities with an amortized cost of $88.6 million at March 31, 2009 were measured at fair value using Level 2 valuation techniques, as provided by the Corporation's third-party pricing service. The fair value of these investment securities was determined to be $89.4 million at March 31, 2009. The fair value of the

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2009

Note 5:  Fair Value Measurements (continued)

remaining state and political subdivision investment security with a book value at March 31, 2009 of $8 million was determined using Level 3 valuation techniques, as there is no market available to price this investment security. The method used for measuring the fair value for this investment security included a comparison to the fair value of other investment securities valued with Level 2 inputs with similar characteristics (credit, time to maturity, call structure, etc.) and the interest yield curve for comparable debt investment securities from Bloomberg. The fair value measurement of this investment security was $8 million at March 31, 2009.

At March 31, 2009, the Corporation held $10.5 million of trust preferred investment securities that were recorded as held-to-maturity. Of the $10.5 million balance, $10 million represented a 100% interest in a trust preferred investment security of a small non-public bank holding company in Michigan that was purchased in the second quarter of 2008. The Corporation purchased the entire issue of this investment security, in a negotiated transaction with the issuer, and therefore, there is not an active trading market for this investment security. As clarified by FSP SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" (FSP SFAS 157-3), in a market that is not active, the use of a reporting entity's own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. The guidance provides that observable inputs (which are considered a Level 2 valuation) may require significant adjustment based on unobservable data and result in a Level 3 valuation. At March 31, 2009, it was the Corporation's opinion that the market for trust preferred securities was not active, and thus the fair value measurement of this investment security was a Level 3 valuation developed in accordance with FSP SFAS 157-3. The fair value of the trust preferred investment security was based upon a calculation of discounted cash flows. The cash flows were discounted based upon both observable inputs and appropriate risk adjustments that market participants would make for nonperformance, illiquidity and issuer specifics. An independent third party provided the Corporation with observable inputs based on the existing market and insight into appropriate rate of return adjustments that market participants would require for the additional risk associated with a single issue investment security of this nature. Using a model that incorporated the average current yield of publicly traded performing trust preferred securities of large financial institutions with no known material financial difficulties at March 31, 2009, and adjusted for both illiquidity and the specific issuer, such as size, leverage position and location, an implied yield of 25% was calculated. Based upon this implied yield, the fair value measurement of the trust preferred investment security was calculated by the Corporation at $2.5 million, or 25% of the investment's original cost, resulting in impairment of $7.5 million. At March 31, 2009, the Corporation concluded that the $7.5 million of impairment was temporary in nature.

Note 6:  Employee Benefit Plans

Share-Based Compensation Plans

As of March 31, 2009, there were 661,386 stock options outstanding under the Corporation's stock option plans. There were 240,566 stock options outstanding under the Stock Incentive Plan of 2006 (2006 Plan) and 420,820 stock options outstanding under the Stock Incentive Plan of 1997 (1997 Plan), both of which were shareholder approved. As of March 31, 2009, there were also 30,701 restricted stock performance units outstanding and 724,800 shares available for future issuance under the 2006 Plan. As of March 31, 2009, there were no shares available for future grant under the 1997 Plan, by action of the board of directors in December 2006.

During the three-month period ended March 31, 2009, the Corporation did not grant stock options or any other types of share-based compensation. During the three-month period ended March 31, 2008, the Corporation granted options to purchase 54,593 shares of stock and 30,701 restricted stock performance units to certain officers of the Corporation.

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
March 31, 2009

Note 6:  Employee Benefit Plans (continued)

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

The Corporation recognized compensation expense related to share awards of $0.1 million for the three months ended March 31, 2009 and 2008.

A summary of stock option activity during the three months ended March 31, 2009 is presented below:
	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	701,546	$31.15
Granted	-	-
Exercised	-	-
Forfeited or expired	(40,160)	35.36
Outstanding at March 31, 2009	661,386	$30.90	6.54	$ -

Exercisable/vested at March 31, 2009	485,231	$33.16	5.81	$ -

The outstanding and exercisable options at March 31, 2009 had no intrinsic value as the closing price of the Corporation's stock on that date of $20.81 per share was less than the exercise price of the options.

As of March 31, 2009, there was approximately $0.7 million of total unrecognized pre-tax compensation expense related to nonvested stock options outstanding. The weighted-average period over which this amount will be recognized is 1.5 years.

There were no stock options exercised during the three-month periods ended March 31, 2009 and 2008.

Chemical Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2009

Note 6:  Employee Benefit Plans (continued)

Pension and Other Postretirement Benefits

The components of net periodic benefit cost (income) for the Corporation's qualified and nonqualified pension plans and nonqualified postretirement benefits plan are as follows:

	Defined Benefit Pension Plans
	Three Months Ended March 31,
	2009	2008
	(In thousands)
Service cost	$344	$401
Interest cost	1,192	1,162
Expected return on plan assets	(1,354)	(1,410)
Amortization of prior service credit	(1)	(1)
Amortization of unrecognized net gain	-	(1)
Net periodic benefit cost	$181	$151

	Postretirement Benefits Plan
	Three Months Ended March 31,
	2009	2008
	(In thousands)
Interest cost	$70	$65
Amortization of prior service credit	(81)	(81)
Amortization of unrecognized net loss	6	2
Net periodic benefit income	$(5)	$(14)

401(k) Savings Plan expense for the Corporation's match of participants' base compensation and a 4% of eligible pay contribution to certain employees who are not grandfathered under the Pension Plan was $0.6 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively.

For further information on the Corporation's pension and other postretirement benefits, refer to Note 17 to the consolidated financial statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2008.

Note 7:  Financial Guarantees

In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by- case basis, depending on the nature of the financial instrument and the customer's creditworthiness. At March 31, 2009 and 2008, the Corporation had $41.5 million and $31.4 million, respectively, of outstanding financial and performance standby letters of credit which expire in five years or less. The majority of these standby letters of credit are collateralized. At March 31, 2009, the Corporation's assessment determined there were no inherent losses relating to standby letters of credit, thus a liability has not been established.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

Critical Accounting Policies

The Corporation's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management has identified the determination of the allowance for loan losses, pension plan accounting, income and other taxes, and the evaluation of goodwill impairment to be the accounting areas that require the most subjective or complex judgments, and as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the board of directors. The Corporation's significant accounting policies are more fully described in Note 1 to the audited consolidated financial statements contained in the Corporation's 2008 Annual Report on Form 10-K and the more significant assumptions and estimates made by management are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Corporation's 2008 Annual Report on Form 10-K. There have been no material changes to those policies or the estimates made pursuant to those policies during the most recent quarter.

Summary

The Corporation's net income was $2.7 million in the first quarter of 2009, compared to net income of $9.7 million in the first quarter of 2008. Diluted earnings per share was $0.11 in the first quarter of 2009, down from $0.41 in the first quarter of 2008. The decreases in net income and earnings per share were primarily the result of an increase in the provision for loan losses.

Return on average assets in the first quarter of 2009 was 0.28%, compared to 1.03% in the first quarter of 2008 on an annualized basis. Return on average equity in the first quarter of 2009 was 2.3%, compared to 7.7% in the first quarter of 2008 on an annualized basis.

Total assets were $3.98 billion as of March 31, 2009, up $176.5 million, or 4.6%, from March 31, 2008, and up $101.4 million, or 2.6%, from $3.87 billion at December 31, 2008.

Total loans were $2.95 billion as of March 31, 2009, an increase of $166.6 million, or 6.0%, from March 31, 2008, and a decrease of $30.1 million, or 1.0%, from December 31, 2008. The increase in total loans from March 31, 2008 was attributable to increases in commercial, real estate commercial and consumer loans being only partially offset by lower real estate residential loans and real estate construction loans. The decrease in total loans from December 31, 2008 was due to decreases in commercial, real estate commercial, real estate construction and real estate residential loans being only partially offset by higher consumer loans.

At March 31, 2009, shareholders' equity was 12.3% of total assets and $20.40 per outstanding common share. Shareholders' equity of $487.4 million as of March 31, 2009 decreased $4.2 million, or 0.8%, from December 31, 2008. The decrease in shareholders' equity during the three months ended March 31, 2009 was primarily attributable to cash dividends paid to shareholders exceeding net income during the three months ended March 31, 2009.

Balance Sheet Changes

Total Assets

Total assets were $3.98 billion as of March 31, 2009, an increase of $101.4 million, or 2.6%, from total assets of $3.87 billion as of December 31, 2008 and an increase of $176.5 million, or 4.6%, from total assets of $3.80 billion as of March 31, 2008. The increase in total assets from December 31, 2008 was primarily attributable to increases in investment securities and short-term investments that were funded by increased deposits, including some seasonal deposits. The increase in total assets from March 31, 2008 was primarily attributable to an increase in total loans that was funded by increased deposits.

Interest-earning assets were $3.75 billion at March 31, 2009, an increase of $190.1 million, or 5.3%, from December 31, 2008. The increase in interest-earning assets between December 31, 2008 and March 31, 2009 was primarily attributable to the increases in investment securities and short-term investments that were funded by increased deposits, including some seasonal deposits.

Investment Securities

The Corporation accounts for all investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), under which the Corporation is required to assess debt securities that have fair values below amortized cost basis to determine whether the decline (impairment) is other-than-temporary. Impairment is other-than-temporary if the assessment concludes that it is probable that the holder will be unable to collect all amounts due according to the contractual terms of the debt instrument. SFAS 115 permits the use of reasonable management judgment of the probability that the holder will or will not be able to collect all amounts due. In addition, SFAS 115 also requires that the holder must have the intent and ability to hold the security to recovery for an impairment to be deemed temporary and not require a charge to earnings. In addition, FASB Staff Position (FSP) 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," clarified that an investor should recognize an impairment loss in the period that the impairment is deemed other-than-temporary.

The accounting guidance does not provide for an automatic conclusion that a security does not have other-than-temporary impairment (OTTI) because all of the scheduled payments to date have been received. Further analysis and judgment are required to assess whether a decline in fair value is temporary and that it is probable that the holder will collect all of the contractual or estimated cash flows from the investment security. Further, the Securities and Exchange Commission (SEC) Staff Accounting Bulletin Topic 5M, "Other-than-Temporary Impairment of Certain Investments in Debt and Equity Securities," states that the length of time and extent to which the fair value has been less than cost can indicate a decline is other-than-temporary. The longer and/or the more severe the decline in fair value, the more persuasive the evidence that is needed to overcome the premise that the holder will not collect all of the contractual or estimated cash flows from the investment security. Accordingly, in making an OTTI assessment, the holder is to consider all available information relevant to the collectibility of the investment security, including information about past events, current conditions and reasonable and supportable forecasts, when developing the estimate of future cash flows. The accounting literature also recommends the holder consider industry analyst reports and forecasts, sector credit ratings and other market data that are relevant to the collectibility of the investment security.

The Corporation's investment securities portfolio had a carrying value of $610.2 million at March 31, 2009, with gross impairment of $11.9 million as of that date. The Corporation concluded that at March 31, 2009 the impairment was temporary. A further discussion of the impairment and the Corporation's process that resulted in the conclusion that the impairment was temporary follows.

At March 31, 2009, the Corporation's investment securities portfolio included government sponsored agency securities that had gross impairment of $0.09 million, state and political subdivisions securities with gross impairment of $0.98 million, mortgage-backed securities and collateralized mortgage obligations, combined, with gross impairment of $0.80 million, corporate bonds with gross impairment of $2.1 million and trust preferred securities with gross impairment of $7.9 million.

The state and political subdivisions investment securities in the held-to-maturity portfolio totaling $96.6 million at March 31, 2009 were recorded at amortized cost. The majority of these investment securities are from issuers primarily located in the state of Michigan and are primarily general obligations of the issuer, meaning that the Corporation has the first claim on taxes collected for the repayment of the investment securities. Of the total

$96.6 million, investment securities totaling $21.7 million had gross impairment of $0.98 million at March 31, 2009. The majority of the investment securities with impairment mature beyond 2016 and, due to the steepness of the interest yield curve at March 31, 2009, the Corporation determined that the impairment of $0.98 million at March 31, 2009 was attributable to the change in market interest rates and that the impairment was temporary in nature. The Corporation has the intent and ability to hold these impaired investment securities to maturity.

The mortgage-backed securities and collateralized mortgage obligations, combined, are included in the available-for-sale investment securities portfolio, with an amortized cost of $246.4 million and gross impairment of $0.80 million at March 31, 2009. Virtually all of the impaired investment securities in these two categories are backed by an explicit guarantee of the U.S. government. The Corporation assessed the impairment on these investment securities at March 31, 2009 and determined the impairment was attributable to the general decline in market interest rates and the impairment on these investment securities at that date was temporary in nature. The Corporation has the intent and ability to hold these impaired investment securities to maturity.

At March 31, 2009, the Corporation's corporate bond portfolio had an amortized cost of $53.2 million, with gross impairment of $2.1 million. Fair values of all of the corporate bonds were below amortized cost at March 31, 2009. All of the corporate bonds held at March 31, 2009 were of an investment grade, except one single issue investment security, Lehman Brothers Holdings Inc. The Corporation's remaining amortized cost of the Lehman Brothers Holdings Inc. bond was less than $0.1 million at March 31, 2009. The investment grade ratings obtained for the balance of the corporate bond portfolio indicated that the obligors' capacities to meet their financial commitments was "strong." The majority of the impairment existing at March 31, 2009 was attributable to two corporate bonds from one issuer with a combined amortized cost/par value of $2.7 million that had impairment of $1.7 million, or 81%, of the total impairment on corporate bonds at that date. Both corporate bonds are senior unsecured obligations of American General Finance Corporation (AGFC), a wholly-owned subsidiary of American General Finance Inc. (AGFI), which is wholly-owned indirectly by American International Group (AIG). The amortized cost/par value amounts of the bonds were $0.2 million and $2.5 million with maturity dates of September 1, 2010 and December 15, 2011, respectively.

The Corporation performed an assessment of the probability that it would collect all of the contractual amounts due under the two AGFC corporate bonds at March 31, 2009. Ratings from Moody's, Standard & Poor's and Fitch were Baa2, BB+ and BBB, respectively, at March 31, 2009. AGFC was downgraded by each of these rating services twice during 2008 and by Moody's on March 17, 2009 to a ratio which is just below investment grade and by Standard & Poor's on February 9, 2009 to a lower investment grade rating. Both Standard and Poor's and Fitch indicated, through the assignment of their ratings, that the issuer appeared to have a strong ability to pay its financial obligations in the intermediate term.

The public filing of AGFC's Form 10-K with the SEC for the period ended December 31, 2008 indicated AGFC had suffered a financial loss of $1.3 billion in 2008; however, AGFC's total equity at December 31, 2008 was $2.1 billion, or 8% of total assets. AGFC's own assessment of its financial condition at December 31, 2008 indicated that, after consideration of many factors, although primarily due to its ability to obtain funding from its parent company and its ability to severely reduce originations of finance receivables, AGFC believed it would have adequate liquidity to finance and operate its businesses and repay its obligations for at least the next twelve months. However, it is possible that the actual outcome of one or more of AGFC's significant judgments or estimates could prove to be materially incorrect and AGFC may not have sufficient cash to meet its obligations in the future. A $0.1 million AGFC bond owned by the Corporation that matured on October 15, 2008 was paid in full on that date as was a March 2009 interest payment on AGFC's variable rate bond issue owned by the Corporation.

At March 31, 2009, the Corporation believed it was probable, as defined by SFAS 115, that it would receive all contractual cash flows of its corporate bond portfolio and determined that the impairment on the corporate bond portfolio at that date was temporary in nature. The Corporation has the intent and ability to hold these impaired investment securities to maturity.

At March 31, 2009, the Corporation owned $10.5 million of trust preferred securities that had gross impairment of $7.9 million. Of the $10.5 million balance, $10 million represented a 100% interest in a trust preferred security (TRUP) of a small non-public bank holding company in Michigan (issuer) that was purchased in the second quarter of 2008. At March 31, 2009, the Corporation determined the fair value of the TRUP was $2.5 million. The fair value measurement was developed based upon market pricing observations of much larger banking institutions in an illiquid market adjusted by risk measurements. The fair value of the TRUP was based on a calculation of discounted cash flows, based upon both observable inputs and appropriate risk adjustments that market participants would make for performance, liquidity and issuer specifics. See the additional discussion of the development of the fair value of the TRUP in Note 5 to the consolidated financial statements.

Management reviewed financial information of the issuer of the TRUP at March 31, 2009. Based on this review, the Corporation concluded that the significant decline in fair value of the TRUP, compared to its amortized cost, was not attributable to adverse conditions specifically related to the issuer. At March 31, 2009, it was the Corporation's opinion that the issuer appeared well positioned to continue to realize positive net income in 2009. The issuer had consistent earnings in 2007 and 2008 and reported a 25% increase in earnings during the first quarter of 2009 compared to the first quarter of 2008. At March 31, 2009, the issuer had equity capital of $57.9 million and a liquidity position which included $120 million in investment securities held as available-for-sale. Based on the Corporation's analysis at March 31, 2009, it was the Corporation's opinion that the issuer appeared to be a financially sound institution with ample liquidity to meet all of its financial obligations in 2009. This TRUP is not independently rated. Industry bank ratings for 2008, obtained from the issuer, indicated the issuer was defined as "sound." Common stock cash dividends were paid throughout 2008 and the first quarter of 2009 by the issuer and the issuer's management anticipates cash dividends to continue to be paid in 2009 and beyond. All scheduled interest payments on the TRUP were made on a timely basis in 2008 and the first quarter of 2009. The principal of $10 million of the TRUP matures in 2038, with interest payments due quarterly.

Based on the information provided by the issuer, as of March 31, 2009, it was the Corporation's opinion that there had been no adverse changes in the issuer's financial performance since the TRUP was issued and purchased by the Corporation and no indication that any adverse trends were developing that would suggest that the TRUP would be unable to make all future principal and interest payments. Further, based on the information provided, the issuer appeared to be a financially viable financial institution with both the credit quality and liquidity necessary to meet all financial obligations in 2009. At March 31, 2009, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer or its subsidiaries. In reviewing all available information regarding the issuer reflecting past performance and its financial and liquidity position, it was the Corporation's opinion that the future cash flows of the issuer supported the carrying value of the TRUP at its original cost of $10 million at March 31, 2009. There can be no assurance that other-than-temporary impairment losses will not be recognized on TRUPs or any other investment security in the future. While the fair value of the TRUP was $7.5 million below the Corporation's carrying value (original cost) at March 31, 2009 and the TRUP was impaired, it was the Corporation's assessment that the overall financial condition of the issuer did not indicate other-than-temporary impairment of the TRUP and that the unrealized loss was temporary at March 31, 2009. The Corporation has the intent and ability to hold this impaired investment security to maturity.

Loans

The Corporation's subsidiary bank is a full-service commercial bank and, therefore, the acceptance and management of credit risk is an integral part of the Corporation's business. At March 31, 2009, the Corporation's loan portfolio was $2.95 billion and consisted of loans to commercial borrowers (commercial, real estate commercial and real estate construction-commercial) totaling $1.44 billion, or 49% of total loans, loans to consumer borrowers for the purpose of acquiring residential real estate (real estate construction-residential and real estate residential) totaling $828 million, or 28% of total loans, and loans to consumer borrowers secured by various types of collateral totaling $683 million, or 23% of total loans, at that date. Loans at fixed interest rates comprised 82% of the Corporation's loan portfolio at March 31, 2009, compared to 79% at December 31, 2008. The Corporation maintains loan policies and credit underwriting standards as part of the process to manage credit risk. Underwriting standards are designed to promote relationship banking rather than transactional banking. These standards include providing loans generally only within the Corporation's market areas. The Corporation's lending markets generally consist of small communities across the middle to southern and western sections of the lower peninsula of Michigan. The Corporation's lending market areas do not include the southeastern portion of Michigan. The average size of commercial loan transactions is generally relatively small, which decreases the risk of loss within the commercial loan portfolio due to the lack of loan concentration. The Corporation's commercial loan portfolio, defined as commercial, real estate commercial and real estate construction-commercial loans, is well diversified across business lines and has no concentration in any one industry. The total commercial loan portfolio of $1.44 billion at March 31, 2009 included 60 loan relationships of $2.5 million and greater. These 60 borrowing relationships totaled $313.3 million and represented 21.8% of the total commercial loan portfolio at March 31, 2009. Further, at March 31, 2009, only four of these borrowing relationships were $10 million or higher, totaling $52.8 million, or 3.7%, of the commercial loan portfolio as of that date. These four loans were all performing at March 31, 2009. The Corporation has no foreign loans or any loans to finance highly leveraged transactions. The Corporation's lending philosophy is implemented through strong administrative and reporting controls at the subsidiary bank level, with additional oversight at the corporate level. The Corporation maintains a centralized independent loan review function, which monitors asset quality of the loan portfolio.

Total loans at March 31, 2009 of $2.95 billion were down $30.1 million, or 1.0%, from total loans at December 31, 2008, and up $166.6 million, or 6.0%, from total loans at March 31, 2008. A summary of the changes in the loan portfolio by category follows.

Commercial loans decreased $24.4 million, or 4.2%, from December 31, 2008 to $563.1 million at March 31, 2009. The decrease in commercial loans was attributable to both seasonal reductions of short-term lines of credit, particularly with the Corporation's agricultural customers, and less customer demand for new financing. Commercial loans represented 19.1% of the Corporation's loan portfolio at March 31, 2009 and 19.7% at December 31, 2008.

Real estate loans include real estate commercial loans, real estate construction loans and real estate residential loans. At March 31, 2009, real estate loans were $1.71 billion, a decrease of $39.1 million, or 2.2%, from December 31, 2008. Real estate loans as a percentage of total loans were 57.8% at March 31, 2009 and 58.5% at December 31, 2008.

Real estate commercial loans decreased $1.9 million, or 0.2%, from December 31, 2008 to $784.5 million at March 31, 2009. Real estate commercial loans represented 26.6% of the Corporation's loan portfolio at March 31, 2009 and 26.4% at December 31, 2008.

Commercial lending and real estate commercial lending are generally considered to involve a higher degree of risk than one- to four-family residential lending. Real estate commercial loans are loans secured by real estate occupied by the borrower for ongoing operations and non-owner occupied real estate leased to one or more tenants. At March 31, 2009, approximately 75% of the outstanding balance of the Corporation's real estate commercial loans were secured by owner-occupied properties. Real estate commercial lending also includes loans to residential and commercial developers for the purchase of vacant land that is intended to be developed and land development loans. Land development loans are loans made to residential and commercial developers for infrastructure improvements to create finished marketable lots for residential or commercial construction. Vacant land loans are also made to borrowers for investment purposes. Commercial and real estate commercial lending typically involves larger loan balances concentrated in a single borrower. In addition, the payment experience on loans secured by income-producing properties, vacant land and land development loans are typically dependent on the success of the operation of the related project and are typically affected by adverse conditions in the real estate market and in the economy. The Corporation generally attempts to mitigate the risks associated with commercial lending by, among other things, lending primarily in its market areas, lending across industry lines, not developing a concentration in any one line of business and using prudent loan-to-value ratios in the underwriting process.

Real estate construction loans are originated for both business and residential properties, including development. These loans often convert to a real estate commercial or real estate residential loan at the completion of the construction period; however, most development loans are originated with the intention that the loans will be paid through the sale of finished properties by the developers within twelve months of the completion date. The severe recession in Michigan has resulted in the inability of most developers to sell their finished developed lots and units within their original expected time frames. Further, few of the Corporation's development borrowers sold developed lots or units during 2008 and the first quarter of 2009 due to the poor economic environment. Real estate construction loans made to consumers are for the construction of single family residences and are secured by these properties. Real estate construction loans to consumers at March 31, 2009 were $19.2 million, a decrease of $10.1 million, or 34.4%, from December 31, 2008. Total real estate construction loans were $112.1 million at March 31, 2009, a decrease of $6.9 million, or 5.8%, from December 31, 2008. The decrease in real estate construction loans was partially attributable to the lack of residential housing development lending during the first quarter of 2009, as it has been well publicized nationwide that this industry over expanded during the last few years. Business expansion and development continued at a historically low rate during 2008 and into 2009 across all of the Corporation's market areas due to the recessionary economic environment within the state of Michigan. Real estate construction loans represented 3.8% and 4.0% of the Corporation's loan portfolio as of March 31, 2009 and December 31, 2008, respectively.

Real estate construction lending involves a higher degree of risk than one- to four-family residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser of the property if it will not be owner-occupied. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. The Corporation's risk in this area increased during 2008 and the first three months of 2009 as both the sale of units in residential real estate development projects slowed significantly, as customer demand significantly decreased, and the inventory of unsold housing units increased across the state of Michigan.

Real estate residential loans decreased $30.3 million, or 3.6%, from December 31, 2008 to $809.3 million as of March 31, 2009. The decrease in real estate residential loans was attributable to both a significant decline in Michigan's housing market due to the overall economic environment and customers refinancing adjustable rate and balloon mortgages to long-term fixed interest rate loans that the Corporation sold in the secondary mortgage market. Residential real estate loans represented 27.4% of the Corporation's loan portfolio as of March 31, 2009 and 28.1% as of December 31, 2008. The Corporation's real estate residential loans primarily consist of one- to four-family residential loans with fixed interest rates of fifteen years or less. The Corporation's current general practice is to sell fixed-rate real estate residential loan originations with maturities of over ten years in the secondary market. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance. The Corporation originated $141 million of real estate residential loans during the three months ended March 31, 2009, of which $118 million, or 84%, of these were originated for sale in the secondary market, compared to the origination of $71 million in real estate residential loans during the three months ended March 31, 2008 of which $46 million, or 65%, were originated for sale in the secondary market. At March 31, 2009, the Corporation was servicing $640 million of real estate residential loans that had been originated by the Corporation in its market areas and subsequently sold in the secondary mortgage market, up from $604 million at December 31, 2008.

Consumer loans increased $33.5 million, or 5.2%, from December 31, 2008 to $682.6 million as of March 31, 2009. Consumer loans represented 23.1% of the Corporation's loan portfolio as of March 31, 2009 and 21.8% as of December 31, 2008. The increase in consumer loans during the three months ended March 31, 2009 was primarily attributable to an increase in indirect consumer loans, as the Corporation has increased its efforts in this area. Late in the fourth quarter of 2008, new electronic application tools were installed that link the Corporation's loan underwriting department directly to the two leading dealer networks. This capability has stimulated an increase in lending opportunities. The majority of the increase in indirect consumer loans represents automobile financing purchased from dealerships.

Consumer loans generally have shorter terms than mortgage loans but generally involve more credit risk than one- to four-family residential lending because of the type and nature of the collateral. The Corporation originates consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer loans are generally relatively small loan amounts that are spread across many individual borrowers, which minimizes the risk per loan transaction. Collateral values, particularly those of automobiles, recreational vehicles and boats, are negatively impacted by many factors, such as new car promotions, vehicle condition and even more significantly, overall economic conditions. Consumer loans also include home equity loans, whereby consumers utilize equity in their personal residence, generally through a second mortgage, as collateral to secure the loan. Credit risk in these types of loans has historically been low as property values of residential real estate have historically increased year over year. Credit risk on home equity loans increased during 2008 and the first quarter of 2009 as property values have declined throughout the state of Michigan, thus increasing the risk of insufficient collateral, and in most cases, no collateral available on these loans when the consumer is no longer able to make payments. Consumer lending collections are dependent on the borrowers' continuing financial stability, and thus are more likely to be affected by adverse personal situations. Overall, credit risk on these loans increases as the unemployment rate increases. The unemployment rate in the state of Michigan was 12.6% at March 31, 2009, which was significantly higher than the national average of 8.5% at that date. At December 31, 2008, the unemployment rate in the state of Michigan was 10.2% compared to the national average of 7.2% at that date.

Loans held-for-sale at March 31, 2009 were $28.3 million, an increase of $19.9 million, or 235%, compared to $8.5 million at December 31, 2008. The increase is due to a significantly higher volume of loans sold in the secondary market, caused by historically low interest rates being offered for long-term fixed rate mortgages.

Total Deposits

Total deposits were $3.10 billion as of March 31, 2009, an increase of $125.7 million, or 4.2%, from total deposits of $2.98 billion as of December 31, 2008, and an increase of $152.1 million, or 5.2%, from total deposits of $2.95 billion as of March 31, 2008. The increase in total deposits from December 31, 2008 was primarily attributable to seasonal increases in municipal customer account balances and growth in core business and consumer deposits. The increase in total deposits as of March 31, 2009 compared to March 31, 2008, was primarily attributable to growth in core business and consumer deposits.

Asset Quality

Nonperforming Assets

Nonperforming assets consist of loans for which the accrual of interest has been discontinued, loans which are past due as to principal or interest by ninety days or more and are still accruing interest and assets obtained through foreclosures and repossessions. The Corporation transfers a loan that is ninety days or more past due to nonaccrual status, unless it believes the loan is both well secured and in the process of collection. Accordingly, the Corporation has determined that the collection of accrued and unpaid interest on any loan that is ninety days or more past due and still accruing interest is probable. Nonperforming assets were $125.7 million as of March 31, 2009, compared to $113.3 million as of December 31, 2008 and represented 3.2% and 2.9% of total assets, respectively. It is management's opinion that the continued increase in nonperforming assets is, in part, attributable to the continued severe recessionary economic climate within Michigan, which has resulted in cash flow difficulties being encountered by many business and consumer loan customers. The Corporation's nonperforming assets are not concentrated in any one industry or any one geographical area within Michigan, other than $20.8 million in nonperforming residential development loans across the state of Michigan. The sizes of the commercial loan transactions are generally relatively small, which mitigates somewhat the risk of loss within the commercial loan portfolio due to the lack of loan concentration. At March 31, 2009, the Corporation had 60 commercial loan relationships of $2.5 million and greater that totaled $313 million and comprised 22% of commercial, real estate commercial and real estate construction-commercial loans at that date, with four loan relationships exceeding $10 million and totaling $53 million. As it continues to be well publicized nationwide that appraisal values of both residential and commercial real estate properties have generally declined, the Corporation likewise continues to experience declines in both residential and commercial real estate appraisal values due to the weakness in the economy in Michigan. Based on the declines in both residential and commercial real estate values, management continues to evaluate and discount appraised values to compute estimated fair market values of real estate secured loans or obtain new appraisals. Due to the economic climate within Michigan, it is management's opinion that nonperforming assets will continue to remain at elevated levels throughout 2009.

The tables below provide a summary of nonperforming assets and the composition of nonperforming loans, by major loan category, as of March 31, 2009 and December 31, 2008.

Nonperforming Assets
	March 31, 2009	December 31, 2008
	(In thousands)
Nonaccrual loans	$ 94,737	$ 76,466
Accruing loans contractually past due 90 days or more as to interest or principal payments	10,240	16,862
Total nonperforming loans	104,977	93,328
Other real estate and repossessed assets	20,688	19,923
Total nonperforming assets	$125,665	$113,251

Composition of Nonperforming Loans
	March 31, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$ 19,000	18%	$17,976	19%
Real estate commercial	46,178	44	37,339	40
Real estate construction	19,042	18	16,069	17
Subtotal	84,220	80	71,384	76
Real estate residential	14,502	14	15,544	17
Consumer	6,255	6	6,400	7
Total nonperforming loans	$104,977	100%	$93,328	100%

Nonperforming loans at March 31, 2009 totaled $105.0 million, up $11.6 million, or 12.5%, compared to $93.3 million at December 31, 2008. The increase in nonperforming loans from December 31, 2008 to March 31, 2009 occurred in the three commercial categories (commercial, real estate commercial and real estate construction) of nonperforming loans. Combined, these categories totaled $84.2 million at March 31, 2009, or 80% of total nonperforming loans at that date. The majority of the Corporation's net loan charge-offs during the first three months of 2009 occurred within these three loan categories, with 86% of net charge-offs in the first quarter of 2009 attributable to commercial loan categories. The increase in the level of nonperforming loans in the first quarter of 2009 was largely attributable to the recessionary economic conditions in the state of Michigan and in the Corporation's local markets that have been existent in the state of Michigan since 2006, only to have worsened in 2008 and the first quarter of 2009 with no economic indications of improvement in the near future.

The following table presents data related to nonperforming commercial, real estate commercial and real estate construction loans by dollar amount as of the dates indicated:
	March 31, 2009		December 31, 2008
	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
$5,000,000 or more	1	$ 7,147	1	$ 6,083
$2,500,000 - $4,999,999	4	13,709	3	10,259
$1,000,000 - $2,499,999	16	23,576	12	18,868
$500,000 - $999,999	17	12,931	20	14,758
$250,000 - $499,999	39	13,468	31	10,125
Under $250,000	151	13,389	133	11,291
Total	228	$84,220	200	$71,384

Nonperforming commercial loans of $19.0 million at March 31, 2009, were up $1.0 million, or 5.7%, from $18.0 million at December 31, 2008. The nonperforming commercial loans at March 31, 2009 were not concentrated in any single industry and it is management's opinion that the increase during the first quarter of 2009 was primarily reflective of the recessionary economic conditions in Michigan.

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

The nonperforming real estate commercial loan portfolio was $46.2 million at March 31, 2009, up $8.8 million, or 23.7%, from $37.3 million at December 31, 2008. At March 31, 2009, the Corporation's nonperforming real estate commercial loan portfolio was comprised of $39.6 million of real estate commercial loans and $6.6 million of vacant land and land development loans. At March 31, 2009, the Corporation's nonperforming real estate commercial loan portfolio was comprised of a diverse mix of commercial lines of business and was also geographically disbursed throughout the Company's market areas. The largest concentrations of the $46.2 million in nonperforming real estate commercial loans at March 31, 2009 were $1.2 million in loans secured by residential development real estate and loans totaling $6.7 million to one customer that were secured primarily by vacant land and developed lots, which combined comprised 17% of nonperforming real estate commercial loans at that date. At March 31, 2009, $9.5 million of the nonperforming real estate commercial loans were in various stages of foreclosure with 38 borrowers. The Michigan economy remains weak, thus creating a difficult business environment for many lines of business across the state.

Nonperforming real estate construction loans of $19.0 million at March 31, 2009 were up $2.9 million, or 19%, from $16.1 million at December 31, 2008. At March 31, 2009, $17.9 million of nonperforming real estate construction loans were secured by residential development real estate comprised of a combination of vacant land, improved lots and housing units. The economy in Michigan has adversely impacted housing demand throughout the state and, accordingly, the Corporation has experienced an increase in the number of its residential real estate development borrowers with cash flow difficulties associated with a significant decline in sales of both lots and residential real estate.

At March 31, 2009, the Corporation had $66.0 million in residential development loans in various stages of completion compared to a balance of $68.9 million at December 31, 2008. These loans were collateralized by a combination of vacant land, improved lots and housing units and are included in the commercial, real estate commercial and real estate construction loan categories. At March 31, 2009, $20.8 million, or 32%, of residential development loans were nonperforming and are included in the nonperforming commercial, nonperforming real estate commercial and nonperforming real estate construction loans discussed above.

Nonperforming real estate residential loans were $14.5 million at March 31, 2009, a decrease of $1.0 million, or 6.7%, from December 31, 2008. At March 31, 2009, a total of $5.7 million of nonperforming real estate residential loans were in various stages of foreclosure.

Nonperforming consumer loans were $6.3 million at March 31, 2009, slightly down from $6.4 million at December 31, 2008.

Other real estate and repossessed assets is a component of nonperforming assets that primarily includes real property acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and also personal property held for sale. Other real estate and repossessed assets totaled $20.7 million at March 31, 2009, up $0.8 million, or 3.8%, from $19.9 million at December 31, 2008. The increase from December 31, 2008 is the result of the migration of nonperforming loans secured by real estate into other real estate as the foreclosure process was completed, including the expiration of the redemption period.

At March 31, 2009, other real estate and repossessed assets of $20.7 million was comprised of 44 commercial properties totaling $5.5 million, commercial development properties obtained from four developers totaling $1.5 million, 69 residential real estate properties totaling $7.3 million, 13 residential development projects totaling $5.1 million and other repossessions, including commercial equipment, automobiles, boats and recreational vehicles totaling $1.3 million.

The commercial properties totaling $7.0 million at March 31, 2009 included eight loan relationships with carrying values greater than $0.25 million that totaled $5.1 million, with two of these properties having carrying values exceeding $1.0 million that totaled $2.2 million. The residential properties totaling $7.3 million at March 31, 2009 included six properties with carrying values greater than $0.25 million that totaled $3.7 million, with one of these properties having a carrying value of $1.6 million. The residential development projects totaling $5.1 million were primarily concentrated in six projects totaling $4.5 million, or 88% of the total. These residential development projects are unfinished in varying stages of completion. The largest residential development project is a high-rise mixed use condominium building with eleven unsold residential units and a carrying value of $1.8 million. Only one unit has been sold in this project and that unit was sold in 2005. The carrying value of $1.8 million on the high-rise mixed use condominium building at March 31, 2009 is net of $1.2 million in principal write-downs.

The historically large inventory of residential real estate properties for sale across the state of Michigan has resulted in an increase in the Corporation's carrying time and cost of holding other real estate. Consequently, the Corporation had $6.2 million in other real estate properties at March 31, 2009 that had been held in excess of one year as of that date. Due to severe economic conditions in the state of Michigan, management estimated that less than 50% of the other real estate held at March 31, 2009 will be sold during 2009. Because the redemption period on foreclosures is relatively long in Michigan (nine months to one year) and the Corporation has many nonperforming loans that were in the process of foreclosure at March 31, 2009, it is anticipated that the level of other real estate and repossessed assets will continue to rise during 2009 and will likely remain at elevated levels for some period of time. Other real estate properties are carried at the lower of cost or fair value less estimated cost to sell. At March 31, 2009, all of the other real estate properties, except five properties totaling $0.4 million, had been written down to fair value through a combination of a loan charge-off at the transfer of the loan to other real estate and/or as an operating expense write-down due to further market value decline of the property after the initial transfer date. Accordingly, at March 31, 2009, the carrying value of other real estate of $19.4 million was reflective of $11.7 million in write-downs, which represents a 38% average write-down from the contractual loan balance remaining at the time the property was transferred to other real estate.

There were 25 other real estate properties sold during the first quarter of 2009 for a net gain of approximately fifty thousand dollars. Net proceeds from these sales totaled $1.7 million and on an average basis represented 66% of the remaining contractual loan balance at the time the Corporation received title to the properties.

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

Impaired loans totaled $76.7 million at March 31, 2009, compared to $59.0 million at December 31, 2008. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that at March 31, 2009 and December 31, 2008, $35.7 million and $30.3 million, respectively, of the impaired loans required a specific allocation of the allowance for loan losses (valuation allowance). The specific allocation of the allowance for loan losses on impaired loans was $10.6 million at March 31, 2009, compared to $9.2 million at December 31, 2008. At March 31, 2009, $15.5 million of impaired loans, that did not require a specific allocation of the allowance for loan losses as of that date, were partially charged off in the amount of $10.5 million, with $4.9 million occurring during the first three months of 2009 and the remaining $5.6 million in previous years, primarily as a result of declining real estate values. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from the estimates used on these loans.

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

Liquidity and Debt Capacity

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demands and deposit withdrawals and to capitalize on opportunities for business expansion. The Corporation's primary liquidity sources consist of federal funds sold, interest-bearing deposits with unaffiliated banks and others, additional Federal Home Loan Bank of Indianapolis (FHLB) borrowings and other borrowings. These sources are supplemented by new deposits and loan payments by customers.

The Corporation's total loan-to-deposit ratio as of March 31, 2009 and December 31, 2008 was 95.1% and 100.1%, respectively.

FHLB advances - long-term are borrowings from the FHLB that have original maturities of greater than one year. FHLB advances - long-term totaled $125 million as of March 31, 2009, compared to $135 million as of December 31, 2008 and $130 million as of March 31, 2008. At March 31, 2009, the Corporation's additional borrowing availability through the FHLB, based on the amount of FHLB stock owned by the Corporation, and subject to the FHLB's credit requirements and policies, was $199 million. FHLB advances are collateralized by a blanket lien on qualified one- to four-family residential mortgage loans with an aggregate book value equal to at least 145% of the advances. At March 31, 2009, the carrying value of these types of loans was $766 million.

The scheduled principal repayments on FHLB advances - long-term outstanding at March 31, 2009 were as follows (in thousands):
2009	$35,025
2010	40,000
2011	25,000
2012	-
2013	25,000
Total	$125,025

At March 31, 2009, the Corporation also had agreements in place to obtain up to $36.7 million in additional liquidity through borrowings from the Federal Reserve Bank's discount window, at the Corporation's discretion.

The Corporation has various commitments that may impact liquidity. The following table summarizes the Corporation's commitments and expected expiration dates by period at March 31, 2009.
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit	$282,055	$59,210	$53,770	$24,713	$419,748
Undisbursed loans	163,863	-	-	-	163,863
Standby letters of credit	26,130	15,361	40	10	41,541
Total commitments	$472,048	$74,571	$53,810	$24,723	$625,152

Since the majority of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.

Capital Resources

As of March 31, 2009, shareholders' equity was $487.4 million, compared to $491.5 million as of December 31, 2008, resulting in a decrease of $4.2 million, or 0.9%, during the first three months of 2009. The decrease in shareholders' equity during the three months ended March 31, 2009 was primarily attributable to cash dividends exceeding net income for the quarter. Shareholders' equity as a percentage of total assets was 12.3% as of March 31, 2009 and 12.7% as of December 31, 2008.

The following table represents the Corporation's and Chemical Bank's regulatory capital ratios as of March 31, 2009:
	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Chemical Financial Corporation - actual ratio	11.1%	15.0%	16.2%
Regulatory minimum ratio	4.0	4.0	8.0
Ratio considered "well-capitalized" by regulatory agencies	5.0	6.0	10.0

Chemical Bank - actual ratio	10.2%	13.8%	15.0%
Regulatory minimum ratio	4.0	4.0	8.0
Ratio considered "well-capitalized" by regulatory agencies	5.0	6.0	10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at March 31, 2009 considerably exceeded the regulatory ratios to be considered "well-capitalized" partially due to the Corporation holding $560 million in assets, primarily investment securities, which are assigned a 20% risk rating and $1 billion in residential real estate loans and other assets which are assigned a 50% risk rating. These two risk ratings (20% and 50%) represented 38% of the Corporation's total risk-based assets (including off-balance sheet items) at March 31, 2009. Chemical Bank's Tier 1 and Total risk-based capital ratios are similar to the Corporation's at March 31, 2009, as the bank's level of assets and their allocation among the various risk weights are similar to the Corporation's.

Results of Operations

Net Interest Income

Interest income is the total amount earned on funds invested in loans, investment and other securities, federal funds sold and interest-bearing deposits with unaffiliated banks and others. Interest expense is the amount of interest paid on interest-bearing checking and savings accounts, time deposits, short-term borrowings and FHLB advances - long term. Net interest income, on a fully taxable equivalent (FTE) basis, is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt commercial loans and investment securities. Net interest margin is calculated by dividing net interest income (FTE) by average interest-earning assets, annualized as applicable.

The presentation of net interest income on an FTE basis is not in accordance with GAAP, but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $0.66 million and $0.57 million for the first quarters of 2009 and 2008, respectively. These adjustments were computed using a 35% federal income tax rate.

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

The Corporation's net interest income (FTE) in the first quarter of 2009 was $37.2 million, a $2.2 million, or 6.5%, increase from net interest income (FTE) of $35.0 million recorded in the first quarter of 2008. The increase in net interest income (FTE) was primarily attributable to the positive impact of lower short-term interest rates reducing interest expense more than interest income. The Corporation's growth in loan volume and deposit base also contributed to a net increase in net interest income in the first quarter of 2009 compared to the first quarter of 2008. The reduction of short-term interest rates and consequent steepening of the yield curve between March 31, 2008 and March 31, 2009, positively impacted net interest income (FTE).

Net interest margin was 4.06% on a tax equivalent basis in the first quarter of 2009, compared to 3.94% in the first quarter of 2008. The increase in net interest margin of 12 basis points during the three months ended March 31, 2009, compared to the same time period in 2008, was primarily attributable to the decrease in the average cost of interest-bearing liabilities outpacing the decrease in the average yield on interest-earning assets. The average cost of interest-bearing liabilities decreased 115 basis points to 1.65% in the first quarter of 2009, compared to the first quarter of 2008. The average yield on interest-earning assets decreased 75 basis points to 5.34% in the first quarter of 2009, compared to the first quarter of 2008. The decrease in the cost of interest-bearing liabilities was attributable to the significant reduction in short-term market interest rates during 2008 and the fourth quarter of 2007. The yield on the Corporation's loan portfolio has decreased less severely during a period of significantly declining interest rates due to the loan portfolio being comprised predominately of fixed interest rate loans or loans with interest rates fixed for at least five years.

Net interest margin was 4.06% on a tax equivalent basis in the first quarter of 2009, compared to 4.38% in the fourth quarter of 2008. The decrease in net interest margin of 32 basis points during the first quarter of 2009, compared to the fourth quarter of 2008, was primarily attributable to the decrease in the average yield on interest-earning assets outpacing the decrease in the average cost of interest-bearing liabilities. The average yield on interest-earning assets decreased 51 basis points to 5.34% in the first quarter of 2009, compared to the fourth quarter of 2008. The average cost of interest-bearing liabilities decreased 27 basis points to 1.65% in the first quarter of 2009, compared to the fourth quarter of 2008. As market interest rates decreased to historically low levels, the Corporation's ability to offset the impact on earning assets was limited by the inability to lower interest-bearing liabilities by the same magnitude due to compressed deposit rates.

The Corporation's competitive position within many of its market areas limits its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. Competition for core deposits remains strong throughout the Corporation's markets. The Corporation's ability to maintain the net interest margin during the remainder of 2009 will be dependent on a number of factors, including but not limited to, the direction and magnitude of market interest rates, the slope of the interest yield curve, the state of the economic climate in the markets that the Corporation serves, the amount and magnitude of loan prepayments, the Corporation's ability to sell more loan, deposit and other products to existing customers, the degree of competition from other financial institutions for both loan customers and deposit accounts and the Corporation's ability to attract new customers from competitor financial institutions for both loans and deposits.

Average Balances, Tax Equivalent Interest and Effective Yields and Rates*
	Three Months Ended March 31,
	2009			2008
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans**	$2,976,091	$43,056	5.84%	$2,798,949	$45,802	6.57%
Taxable investment securities	496,595	4,502	3.63	528,338	5,839	4.42
Tax-exempt investment securities	81,108	1,169	5.77	64,302	1,034	6.43
Other securities	22,128	163	2.99	22,138	194	3.52
Federal funds sold	-	-	-	131,859	1,018	3.10
Interest-bearing deposits with unaffiliated banks and others	122,804	87	0.29	16,017	121	3.04
Total interest-earning assets	3,698,726	48,977	5.34	3,561,603	54,008	6.09
Less: Allowance for loan losses	60,107			39,943
Other Assets:
Cash and cash due from banks	90,278			94,260
Premises and equipment	52,969			49,977
Interest receivable and other assets	145,237			124,944
Total Assets	$3,927,103			$3,790,841

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$ 543,883	$ 764	0.57%	$ 550,514	$ 1,965	1.44%
Savings deposits	908,378	1,896	0.85	769,340	3,446	1.80
Time deposits	1,080,937	7,507	2.82	1,093,118	10,916	4.02
Securities sold under agreements to repurchase	224,347	233	0.42	184,459	959	2.09
Federal Home Loan Bank advances - long-term	127,136	1,332	4.25	139,665	1,765	5.08
Total interest-bearing liabilities	2,884,681	11,732	1.65	2,737,096	19,051	2.80
Noninterest-bearing deposits	513,914			520,056
Total deposits and borrowed funds	3,398,595			3,257,152
Interest payable and other liabilities	40,413			25,458
Shareholders' equity	488,095			508,231
Total Liabilities and Shareholders' Equity	$3,927,103			$3,790,841
Net Interest Spread (FTE)			3.69%			3.29%
Net Interest Income (FTE)		$37,245			$34,957
Net Interest Margin (FTE)			4.06%			3.94%

*	Taxable equivalent basis using a federal income tax rate of 35%.
**	Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields.

Volume and Rate Variance Analysis *
	Three Months Ended March 31, 2009 compared to 2008
	Increase (Decrease) Due to Changes in
	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)
	(In thousands)
Changes in Interest Income:
Loans	$2,717	$(5,463)	$(2,746)
Taxable investment securities	(349)	(988)	(1,337)
Tax-exempt investment securities	247	(112)	135
Other securities	-	(31)	(31)
Federal funds sold and interest-bearing deposits
with unaffiliated banks and others	(855)	(197)	(1,052)
Total change in interest income	1,760	(6,791)	(5,031)

Changes in Interest Expense:
Interest-bearing demand deposits	(44)	(1,157)	(1,201)
Savings deposits	584	(2,134)	(1,550)
Time deposits	203	(3,612)	(3,409)
Securities sold under agreements to repurchase	169	(895)	(726)
Federal Home Loan Bank advances - long-term	(153)	(280)	(433)
Total change in interest expense	759	(8,078)	(7,319)
Total Increase in Net Interest Income (FTE)	$1,001	$ 1,287	$ 2,288

*	Taxable equivalent basis using a federal income tax rate of 35%.
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

The provision for loan losses was $14.0 million in the first quarter of 2009, compared to $18.0 million in the fourth quarter of 2008 and $2.7 million in the first quarter of 2008. Net loan charge-offs were $8.5 in the first quarter of 2009, compared to $7.4 million in the fourth quarter of 2008 and $2.5 million in the first quarter of 2008. Net loan losses as a percentage of average loans (annualized) on a year-to-date basis were 1.15%, 1.10% and 0.35% as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively. Net loan charge-offs during the first quarter of 2009 occurred primarily in the commercial loan types (commercial, real estate commercial and real estate construction loans). The level of net loan charge-offs reflects the general deterioration in credit quality across the entire loan portfolio. Net loan charge-offs of commercial, real estate commercial and real estate construction loans totaled $7.3 million during the first quarter of 2009 and represented 86% of total net loan charge-offs during the first quarter. The commercial loan type net loan charge-offs during the first quarter of 2009 were not concentrated in any one industry or borrower, except $3.0 million of net loan charge-offs that were attributable to residential real estate development loans. Nonperforming loans of $105.0 million at March 31, 2009 were up $11.6 million, or 12.5%, from December 31, 2008. The level of the provision for loan losses each quarter reflects management's assessment of the adequacy of the allowance for loan losses.

During the first quarter of 2009, the Corporation's valuation allowance (specific allocation of the allowance for loan losses to impaired loans) increased $1.4 million to $10.6 million at March 31, 2009 from $9.2 million at December 31, 2008. The increase in the valuation allowance is reflective of the increase in impaired loans during the first quarter of 2009. Impaired loans were $76.7 million at March 31, 2009, up $17.7 million, or 30%, from December 31, 2008.

At March 31, 2009, the Corporation, after individually reviewing its impaired loans, determined that $41.1 million of these loans were deemed to have sufficient collateral values so as not to require a valuation allowance. Of the $41.1 million of loans that did not have a valuation allowance, $15.5 million of these loans had been partially charged down in the amount of $10.5 million, with $4.9 million occurring during the first three months of 2009 and the remaining $5.6 million in previous years, primarily as a result of declining real estate values.

Economic conditions in the Corporation's markets, all within Michigan, were generally less favorable than those nationwide during the three-month period ended March 31, 2009. Forward-looking indicators suggest these economic conditions will continue for the remainder of 2009. Accordingly, management believes net loan losses, delinquencies and nonperforming loans will remain at elevated levels throughout 2009.

At March 31, 2009, the allowance was $62.6 million, compared to $57.1 million at December 31, 2008 and $39.7 million at March 31, 2008. The allowance as a percentage of total period-end loans was 2.12% at March 31, 2009, compared to 1.91% at December 31, 2008 and 1.42% at March 31, 2008. The allowance for loan losses as a percentage of nonperforming loans was 60% at March 31, 2009, compared to 61% at December 31, 2008 and 55% at March 31, 2008.

Noninterest Income

The following includes the major components of noninterest income during the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Service charges on deposit accounts	$4,475	$4,774
Trust and investment services revenue	2,375	2,654
Other fees for customer services	515	599
ATM and network user fees	972	769
Insurance commissions	314	228
Mortgage banking revenue	1,150	536
Other	56	20
Total Noninterest Income	$9,857	$9,580

Noninterest income of $9.9 million in the first quarter of 2009 increased $0.3 million, or 2.9%, compared to the first quarter of 2008. The Corporation experienced increases in several noninterest income categories in the first quarter of 2009 compared to the first quarter of 2008, including ATM and network user fees of $0.2 million, or 26.4%, insurance commissions of $0.1 million, or 37.7%, and mortgage banking revenue of $0.6 million, or 115%. The increase in ATM and network user fees was primarily due to an increase in ATM usage by bank customers and to an increase in the surcharge fee for non-customer usage. The increase in mortgage banking revenue in the first quarter of 2009 was primarily due to the increased volume of loans sold in the secondary market compared to the first quarter of 2008 and the rise in the net gains associated with those sold loans. The Corporation experienced decreases in several noninterest income categories in the first quarter of 2009 compared to the first quarter of 2008, including service charges on deposit accounts of $0.3 million, or 6.3%, trust and investment services revenue of $0.3 million, or 10.5%, and other fees for customer services of $0.1 million, or 14.0%. The decline in the trust and investment services revenue was largely due to general declines in the U.S. equity market during the last quarter of 2008 and first quarter of 2009 which negatively impacted the value of trust customers' asset values, on which fees are generally based, compared to asset values in the previous quarter ended March 31, 2008. This decline was offset by an increase of $0.1 million in investment services revenue during the quarter. The decline in service charges on deposit accounts was due primarily to decreases in both overdraft and business service charge fee income.

Operating Expenses

The following includes the major categories of operating expenses during the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Salaries and wages	$12,194	$11,539
Employee benefits	3,223	2,940
Occupancy	2,707	2,770
Equipment	2,342	2,187
Postage and courier	729	846
Supplies	410	374
Professional fees	1,004	1,083
Outside processing / service fees	828	677
Michigan business taxes	(7)	125
Advertising and marketing	594	343
Intangible asset amortization	203	531
Telephone	388	564
FDIC insurance premiums	1,152	81
Other real estate and repossessed asset expenses	1,618	1,179
Loan and collection	574	293
Other	1,246	1,312
Total Operating Expenses	$29,205	$26,844

Total operating expenses of $29.2 million in the first quarter of 2009 were up $2.4 million, or 8.8%, from the first quarter of 2008. The increase in operating expenses during the three-month period ended March 31, 2009, compared to the same period in 2008, was primarily due to increases in salaries and wages, employee benefits, advertising and marketing, FDIC insurance premiums, other real estate and repossessed asset expenses and loan and collection costs. These higher expenses were partially offset by decreases in intangible asset amortization and telephone expense.

Salaries and wages of $12.2 million in the first quarter of 2009 were up $0.7 million, or 5.7%, compared to the same time period in 2008. The increase was attributable to merit salary increases, new positions added during the latter part of 2008 and an increase in commissions paid on investment services revenue.

Employee benefits of $3.2 million in the first quarter of 2009 were up $0.3 million, or 9.6%, from the first quarter of 2008. As of January 1, 2009 the Corporation's health insurance became self-funded and projections of anticipated claims for funding purposes increased 14% over the prior year based on 2008 actual claims experience trends. The increase was primarily attributable to higher group health expense. In addition, pension/401(k) costs and payroll taxes increased in association with the increase in salaries and wages.

Advertising and marketing expenses of $0.6 million during the first quarter of 2009 were $0.3 million, or 73.2%, higher than in the first quarter of 2008.

Intangible asset amortization expense of $0.2 million in the first quarter of 2009 was down $0.3 million, or 61.8%, from the first quarter of 2008. The decrease was due to several core deposit intangible assets becoming fully amortized during the 2008 calendar year.

Telephone expense of $0.4 million in the first quarter of 2009 was down $0.2 million, or 31.2%, from the first quarter of 2008. The decrease was due to vendor credits received from newly negotiated contracts.

FDIC insurance premiums of $1.2 million in the first quarter of 2009 were up $1.1 million from the first quarter of 2008. The increase was partly due to the FDIC finalizing a rule in December 2008 that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment. The new rule resulted in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points. The increase in deposit insurance expense during the first quarter of 2009 compared to the first quarter of 2008 was also partly related to the Corporation's utilization of available credits to offset assessments during the first quarter of 2008. The available credits were fully utilized for assessments through December 31, 2008. The increase was also partly related to the additional 10 basis point assessment paid on covered transaction accounts exceeding $0.25 million under the Temporary Liquidity Guaranty Program.

In February 2009, the FDIC issued final rules to amend the deposit insurance fund restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions to begin in the second quarter of 2009. Effective April 1, 2009, for Risk Category 1 institutions, the methodology for establishing assessment rates for large institutions such as Chemical Bank will determine the initial base assessment rate using a weighted combination of weighted-average CAMELS component ratings, long-term debt issuer ratings (converted to numbers and averaged) and certain financial ratios. The new initial base assessment rates for Risk Category 1 institutions will range from 12 to 16 basis points, on an annualized basis, and from 7 to 24 basis points after the effect of potential base-rate adjustments, in each case depending upon various factors. Additionally, the FDIC issued an interim rule that may result in a 20 basis point emergency special assessment on June 30, 2009 with the potential for additional emergency special assessments of up to 10 basis points at the end of any calendar quarter thereafter. The Corporation cannot provide any assurance as to the ultimate amount or timing of any such emergency special assessments, should such special assessments occur, as such special assessments are dependent upon a variety of factors which are beyond the Corporation's control.

Other real estate and repossessed asset expenses of $1.6 million during the first quarter of 2009 were $0.4 million, or 37.2%, higher than in the first quarter of 2008. The increase was primarily attributable to higher maintenance expenses and property taxes related to the significant increase in other real estate held in 2009 compared to 2008.

Loan and collection costs of $0.6 million during the first quarter of 2009 were $0.3 million, or 95.9%, higher than in the first quarter of 2008. The increase was primarily attributable to expenses related to the higher level of nonperforming loans.

Income Tax Expense

The Corporation's effective federal income tax rate was 16.2% in the first quarter of 2009, compared to 32.9% in the first quarter of 2008. The differences between the federal statutory income tax rates and the Corporation's effective federal income tax rates are primarily a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits. The decrease in the effective tax rate for the first quarter of 2009 was due to the reduction in the Corporation's pre-tax income. The Corporation records income tax expense for interim periods in accordance with Accounting Principles Board Opinion No. 28, "Interim Financial Reporting" (APB 28), and FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods" (FIN 18). At March 31, 2009, as allowed by FIN 18, the Corporation could not reliably estimate the actual effective annual tax rate due to the potential variability of the Corporation's pre-tax income in subsequent quarters for 2009. Therefore, the Corporation recorded income tax expense for the three-month period ended March 31, 2009 at the actual effective tax rate for this period rather than at an estimate of the annual effective tax rate.

Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due primarily to changes in interest rates. The volatility and instability of the global financial markets that began in the third quarter of 2008 and continued through the first quarter of 2009 has increased the Corporation's market risk. The Corporation expects this heightened level of risk will remain and could increase during the remainder of 2009. Interest rate risk is the Corporation's primary market risk and results from timing differences in the repricing of assets and liabilities and changes in relationships between rate indices. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of the Corporation's net interest income is largely dependent upon the effective management of interest rate risk. Interest rate risk arises in the normal course of the Corporation's business due to differences in the repricing and maturity characteristics of interest rate sensitive assets and liabilities. Sensitivity of earnings to interest rate changes arises when yields on assets change differently from the interest costs on liabilities. Interest rate sensitivity is determined by the amount of interest-earning assets and interest-bearing liabilities repricing within a specific time period and the magnitude by which interest rates change on the various types of interest-earning assets and interest-bearing liabilities. The management of interest rate sensitivity includes monitoring the maturities and repricing opportunities of interest-earning assets and interest-bearing liabilities. Interest rate sensitivity management aims at achieving reasonable stability in both net interest income and the net interest margin through periods of changing interest rates. The Corporation's goal is to avoid a significant decrease in net interest income and thus an adverse impact on the profitability of the Corporation in periods of changing interest rates. It is necessary to analyze projections of net interest income based upon the repricing characteristics of the Corporation's interest-earning assets and interest-bearing liabilities and the varying magnitude by which interest rates may change on loans, investment securities, interest-bearing deposit accounts and borrowings. The Corporation's interest rate sensitivity is managed through policies and risk limits approved by the boards of directors of the Corporation and its subsidiary bank and an Asset and Liability Committee (ALCO). The ALCO, which is comprised of executive management from various areas of the Corporation, including finance, lending, investments and deposit gathering, meets regularly to execute asset and liability management strategies. The ALCO establishes guidelines and monitors the sensitivity of earnings to changes in interest rates. The goal of the ALCO process is to maximize net interest income and the net present value of future cash flows within authorized risk limits.

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

The primary technique utilized by the Corporation to measure its interest rate risk is simulation analysis. Simulation analysis forecasts the effects on the balance sheet structure and net interest income under a variety of scenarios that incorporate changes in interest rates, changes in the shape of the Treasury yield curve, changes in interest rate relationships, changes in interest-earning assets and interest-bearing liabilities volumes and mix and loan prepayments.

These forecasts are compared against net interest income projected in a stable interest rate environment. While many assets and liabilities reprice either at maturity or in accordance with their contractual terms, several balance sheet components demonstrate characteristics that require various assumptions to be made to reflect their repricing behavior. Key assumptions in the simulation analysis include prepayments on loans, probable calls of investment securities, changes in market conditions, loan volumes and loan pricing, deposit sensitivity and customer preferences. These assumptions are inherently uncertain as they are subject to fluctuation and revision in a dynamic environment. As a result, the simulation analysis cannot precisely forecast the impact of rising and falling interest rates on net interest income. Actual results will differ from simulated results due to many factors such as changes in balance sheet components, interest rate changes, changes in market conditions and management strategies.

The Corporation's interest rate risk position has historically been liability sensitive, meaning net interest income has been expected to increase if market interest rates fall and decrease if market interest rates rise, other factors being unchanged. As market interest rates have decreased during the twelve months ended March 31, 2009 to historically low levels, the Corporation's liability sensitive position will be partially limited by the magnitude of change in interest rates, as repriceable deposit liabilities cannot be repriced lower by the same magnitude as the assets scheduled to reprice if short-term market interest rates further decline. In addition, a large portion of the Corporation's loan portfolio is priced at interest rates which are fixed for more than one year, which results in loans that may reprice in different time periods than those time periods in which market interest rate changes occur.

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

The Corporation utilizes fair value measurements to record certain assets at fair value and to determine fair value disclosures. Investment securities-Available-for-sale are recorded at fair value on a recurring basis. Additionally, the Corporation may be required to record other assets at fair value on a non-recurring basis, such as impaired loans, goodwill, core deposit intangibles, mortgage servicing rights, other real estate and repossessed assets. These nonrecurring fair value measurements typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Level 2

Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 valuations for the Corporation include government sponsored agency securities, including securities issued by the Federal Home Loan Bank (FHLB), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Federal Farm Credit Bank (FFCB), securities issued by state and political subdivisions, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. Valuations are obtained from a third party pricing service for investment securities.

Level 3

Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models or similar techniques. The determination of fair value also requires significant management judgment or estimation. Level 3 valuations for the Corporation include securities issued by certain state and political subdivisions, trust preferred securities, impaired loans, goodwill, core deposit intangible assets, mortgage servicing rights, other real estate and repossessed assets.

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

At March 31, 2009, $501.6 million, or 12.6% of total assets, consisted of Investment securities-Available-for-sale recorded at fair value on a recurring basis. All of these financial instruments used valuation methodologies involving market-based or market-derived information, or Level 1 and 2 valuations, to measure fair value. None of these financial assets were measured using model-based techniques, or Level 3 measurements. At March 31, 2009, the Corporation had no liabilities recorded at fair value on a recurring basis.

At March 31, 2009, $71.4 million, or 1.8% of total assets, consisted of financial instruments recorded at fair value on a nonrecurring basis. All of these financial instruments used methodologies involving model-based techniques, or Level 3 valuations. The financial assets measured using Level 3 valuations include certain impaired loans and certain other real estate and repossessed assets. At March 31, 2009, no liabilities were measured at fair value on a nonrecurring basis.

See Note 5 to the consolidated financial statements for a complete discussion on the Corporation's use and development of fair value measurements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information concerning quantitative and qualitative disclosures about market risk is contained in the discussion regarding interest rate risk and sensitivity under the captions "Liquidity Risk" and "Market Risk" of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2008.

The Corporation does not believe that there has been a material change in the nature or categories of the Corporation's primary market risk exposure, or the particular markets that present the primary risk of loss to the Corporation. As of the date of this report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Corporation manages its primary market risk exposure, as described in the sections of its 2008 Annual Report on Form 10-K, have not changed materially during the current year. As of the date of this report, the Corporation does not expect to make material changes in those methods in the near term. The Corporation may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

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

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part II.  Other Information
Item 1A.	Risk Factors

Information concerning risk factors is contained in the discussion in Item 1A, "Risk Factors," in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2008. As of the date of this report, the Corporation does not believe that there has been a material change in the nature or categories of the Corporation's risk factors, as compared to the information disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6.	Exhibits

          Exhibits.  The following exhibits are filed as part of this report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Current Report on Form 8-K filed with the SEC on January 23, 2009. Here incorporated by reference.

4.1	Selected provisions of Restated Articles of Incorporation. See Exhibit 3.1.

4.2	Selected provisions of Bylaws. See Exhibit 3.2.

31.1	Certification. Certification of Chairman of the Board, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CHEMICAL FINANCIAL CORPORATION

Date: May 7, 2009	By: /s/ David B. Ramaker
David B. Ramaker Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: May 7, 2009	By: /s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 4.1 to the Corporation's Registration Statement on Form S-8 filed with the Commission on March 2, 2001. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Current Report on Form 8-K filed with the SEC on January 23, 2009. Here incorporated by reference.

4.1	Selected provisions of Restated Articles of Incorporation. See Exhibit 3.1.

4.2	Selected provisions of Bylaws. See Exhibit 3.2.

31.1	Certification. Certification of Chairman of the Board, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.