Form 10-Q
period 2009-06-30
CHEMICAL FINANCIAL CORP
filed 2009-08-05
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2009

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

235 E. Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

(989) 839-5350
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes    X      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
            Yes            No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer		Accelerated filer	X
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes           No   X

The number of shares outstanding of the registrant's Common Stock, $1 par value, as of July 24, 2009, was 23,889,766 shares.

INDEX

Chemical Financial Corporation
Form 10-Q

Index to Form 10-Q
		Page

Forward-Looking Statements		3

Part I.	Financial Information

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2008)	4

	Consolidated Statements of Financial Position as of June 30, 2009, December 31, 2008 and June 30, 2008	4

	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2009 and June 30, 2008	5

	Consolidated Statements of Changes in Shareholders' Equity for the Six Months Ended June 30, 2009 and June 30, 2008	6

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and June 30, 2008	7

	Notes to Consolidated Financial Statements	8-26

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27-50

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	51

Part II.	Other Information

Item 1A.	Risk Factors	52

Item 4.	Submission of Matters to a Vote of Security Holders	52

Item 6.	Exhibits	53

Signatures		54

Exhibit Index

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and Chemical Financial Corporation itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "judgment," "plans," "predicts," "projects," "should," "will," variations of such words and similar expressions are intended to identify such forward-looking statements. All of the information concerning interest rate sensitivity is forward-looking. Management's determination of the provision and allowance for loan losses, the carrying value of goodwill and mortgage servicing rights, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary) and management's assumptions concerning pension and postretirement benefit plans involve judgments that are inherently forward-looking. Our ability to successfully implement new programs and initiatives, increase efficiencies and improve profitability is not entirely within our control and is not assured. The future effect of changes in the financial and credit markets and the national and regional economy on the banking industry, generally, and on Chemical Financial Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Chemical Financial Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Risk factors include, but are not limited to, the risk factors described in Item 1A in Chemical Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 2008, the timing and level of asset growth; changes in market interest rates; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; opportunities for acquisitions and the effective completion of acquisitions and integration of acquired entities; the possibility that anticipated cost savings and revenue enhancements from acquisitions, restructurings, reorganizations and bank consolidations may not be realized fully or at all or within expected time frames; the local and global effects of current and future military actions; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I. Financial Information
Item 1.	Financial Statements

Chemical Financial Corporation
Consolidated Statements of Financial Position

	June 30, 2009	December 31, 2008	June 30, 2008
	(Unaudited)		(Unaudited)
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$88,210	$168,650	$110,050
Federal funds sold	-	-	8,000
Interest-bearing deposits with unaffiliated banks and others	119,413	4,572	4,827
Total cash and cash equivalents	207,623	173,222	122,877
Investment securities:
Available-for-sale (at fair value)	492,096	449,947	477,910
Held-to-maturity (fair value - $136,132 at June 30, 2009, $90,556 at December 31, 2008 and $110,335 at June 30, 2008)	144,556	97,511	111,579
Total investment securities	636,652	547,458	589,489
Other securities	22,128	22,128	22,142
Loans held-for-sale	26,008	8,463	7,571
Loans:
Commercial	560,187	587,554	539,086
Real estate commercial	774,881	786,404	776,505
Real estate construction	119,674	119,001	130,079
Real estate residential	773,126	839,555	824,588
Consumer	749,032	649,163	580,203
Total loans	2,976,900	2,981,677	2,850,461
Allowance for loan losses	(69,956)	(57,056)	(39,664)
Net loans	2,906,944	2,924,621	2,810,797
Premises and equipment (net of accumulated depreciation of $74,548 at June 30, 2009, $71,614 at December 31, 2008 and $68,633 at June 30, 2008)	52,578	53,036	49,164
Goodwill	69,908	69,908	69,908
Other intangible assets	5,498	5,241	5,963
Interest receivable and other assets	71,417	70,236	59,943
Total Assets	$3,998,756	$3,874,313	$3,737,854

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$551,060	$524,464	$552,550
Interest-bearing	2,579,367	2,454,328	2,334,409
Total deposits	3,130,427	2,978,792	2,886,959
Interest payable and other liabilities	36,329	35,214	21,207
Short-term borrowings	233,674	233,738	185,472
Federal Home Loan Bank (FHLB) advances	115,000	135,025	130,025
Total liabilities	3,515,430	3,382,769	3,223,663
Shareholders' equity:
Preferred stock, no par value:
Authorized - 200,000 shares, none issued	-	-	-
Common stock, $1 par value per share:
Authorized - 30,000,000 shares; Issued and outstanding - 23,889,766 shares at June 30, 2009, 23,880,593 shares at December 31, 2008 and 23,823,245 shares at June 30, 2008	23,890	23,881	23,823
Surplus	347,447	346,916	345,117
Retained earnings	124,496	133,578	147,092
Accumulated other comprehensive loss	(12,507)	(12,831)	(1,841)
Total shareholders' equity	483,326	491,544	514,191
Total Liabilities and Shareholders' Equity	$3,998,756	$3,874,313	$3,737,854

See accompanying notes to consolidated financial statements.

Chemical Financial Corporation
Consolidated Statements of Income (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$42,997	$44,491	$85,790	$90,061
Interest on investment securities:
Taxable	4,024	5,473	8,526	11,312
Tax-exempt	893	687	1,670	1,382
Dividends on other securities	267	390	430	584
Interest on federal funds sold	-	412	-	1,430
Interest on deposits with unaffiliated banks and others	102	55	189	176
Total interest income	48,283	51,508	96,605	104,945
Interest Expense
Interest on deposits	9,808	13,734	19,975	30,061
Interest on short-term borrowings	239	501	472	1,460
Interest on FHLB advances	1,258	1,637	2,590	3,402
Total interest expense	11,305	15,872	23,037	34,923
Net Interest Income	36,978	35,636	73,568	70,022
Provision for loan losses	15,200	6,500	29,200	9,200
Net interest income after provision for loan losses	21,778	29,136	44,368	60,822
Noninterest Income
Service charges on deposit accounts	4,781	5,007	9,256	9,781
Trust and investment services revenue	2,374	2,838	4,749	5,492
Other charges and fees for customer services	1,994	1,713	3,795	3,309
Mortgage banking revenue	1,462	524	2,612	1,060
Investment securities gains	95	1,716	95	1,716
Other	252	161	308	181
Total noninterest income	10,958	11,959	20,815	21,539
Operating Expenses
Salaries, wages and employee benefits	14,683	14,810	30,100	29,289
Occupancy	2,407	2,360	5,114	5,130
Equipment	2,364	2,133	4,706	4,320
Other	10,562	7,582	19,301	14,990
Total operating expenses	30,016	26,885	59,221	53,729
Income Before Income Taxes	2,720	14,210	5,962	28,632
Federal income tax expense	426	4,600	950	9,351
Net Income	$2,294	$9,610	$5,012	$19,281

Net Income Per Share:
Basic	$0.10	$0.40	$0.21	$0.81
Diluted	0.10	0.40	0.21	0.81
Cash Dividends Per Share	0.295	0.295	0.590	0.590

See accompanying notes to consolidated financial statements.

Chemical Financial Corporation
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share data)
Balances at January 1, 2008	$23,815	$344,579	$141,867	$(1,797)	$508,464
Comprehensive income:
Net income			19,281
Other:
Net unrealized gains on investment securities-available-for-sale, net of tax expense of $33				62
Adjustment for pension and other postretirement benefits, net of tax benefit of $57				(106)
Comprehensive income					19,237
Cash dividends declared of $0.590 per share			(14,056)		(14,056)
Shares issued - directors' stock purchase plan	8	223			231
Share-based compensation		315			315
Balances at June 30, 2008	$23,823	$345,117	$147,092	$(1,841)	$514,191

Balances at January 1, 2009	$23,881	$346,916	$133,578	$(12,831)	$491,544
Comprehensive income:
Net income			5,012
Other:
Net unrealized gains on investment securities-available-for-sale, net of tax expense of $234				434
Reclassification adjustment for realized gain on call of investment security- available-for-sale included in net income, net of tax expense of $6				(11)
Adjustment for pension and other postretirement benefits, net of tax benefit of $53				(99)
Comprehensive income					5,336
Cash dividends declared of $0.590 per share			(14,094)		(14,094)
Shares issued - directors' stock purchase plan	9	235			244
Share-based compensation		296			296
Balances at June 30, 2009	$23,890	$347,447	$124,496	$(12,507)	$483,326

See accompanying notes to consolidated financial statements.

Chemical Financial Corporation
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities:	(In thousands)
Net income	$5,012	$19,281
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	29,200	9,200
Gains on sales of loans	(3,946)	(1,129)
Proceeds from sales of loans	237,763	91,829
Loans originated for sale	(251,362)	(90,388)
Loss on repurchase of sold loans	-	19
Investment securities gains	(95)	(1,716)
Net gains on sales of other real estate and repossessed assets	(124)	(28)
Gain on sale of branch bank property	(39)	-
Net losses on disposal of premises and equipment	14	-
Depreciation of premises and equipment	3,176	2,841
Amortization of intangible assets	1,596	1,624
Net amortization of premiums and discounts on investment securities	114	296
Share-based compensation expense	296	315
Net increase in interest receivable and other assets	(3,051)	(1,069)
Net increase (decrease) in interest payable and other liabilities	1,029	(1,510)
Net cash provided by operating activities	19,583	29,565
Cash Flows From Investing Activities:
Investment securities-Available-for-sale:
Proceeds from maturities, calls and principal reductions	136,590	73,056
Proceeds from sale	78	1,716
Purchases	(178,278)	(48,382)
Investment securities-Held-to-maturity:
Proceeds from maturities, calls and principal reductions	18,427	18,226
Purchases	(65,379)	(38,075)
Other securities:
Purchases	-	(7)
Net increase in loans	(18,565)	(69,384)
Proceeds from sales of other real estate and repossessed assets	6,797	3,319
Proceeds from sale of branch bank property	184	-
Purchases of premises and equipment, net	(2,732)	(2,300)
Net cash used in investing activities	(102,878)	(61,831)
Cash Flows From Financing Activities:
Net increase in noninterest-bearing and interest-bearing demand deposits and savings accounts	71,481	5,276
Net increase in time deposits	80,154	6,094
Net decrease in securities sold under agreements to repurchase	(64)	(11,891)
Repayment of FHLB advances	(20,025)	(20,024)
Cash dividends paid	(14,094)	(14,056)
Proceeds from directors' stock purchase plan	244	231
Net cash provided by (used in) financing activities	117,696	(34,370)
Net increase (decrease) in cash and cash equivalents	34,401	(66,636)
Cash and cash equivalents at beginning of period	173,222	189,513
Cash and Cash Equivalents at End of Period	$207,623	$122,877

Supplemental Disclosure of Cash Flow Information:
Interest paid	$23,858	$36,195
Federal income taxes paid	4,450	10,531
Loans transferred to other real estate and repossessed assets	7,042	9,380
Investment securities-Available-for-sale transferred to Investment securities-Held-to-maturity	-	502

See accompanying notes to consolidated financial statements.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2009

Note 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (Corporation) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2008.

Certain prior year amounts have been reclassified to place them on a basis comparable with the current period's financial statements. Such reclassifications had no impact on net income or shareholders' equity.

Fair Value Measurement

Effective January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" (SFAS 157). Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants in the market in which the reporting entity transacts such sales or transfers. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity's own data. Under SFAS 157, fair value measurements are separately disclosed by level within the fair value hierarchy.

Effective January 1, 2008, the Corporation adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of Financial Accounting Standards Board (FASB) Statement No. 115" (SFAS 159). SFAS 159 permits the Corporation to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Corporation to record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At June 30, 2009, December 31, 2008 and June 30, 2008, the Corporation had not elected the fair value option for any financial assets or liabilities under the guidance of SFAS 159.

Share-Based Compensation

The Corporation accounts for share-based compensation under SFAS No. 123(R), "Share-Based Payment" (SFAS 123(R)), using the modified-prospective transition method. Under that method, compensation expense is recognized for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, and all share-based awards granted after December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

The fair value of share-based awards is recognized as compensation expense on a straight-line basis over the requisite service period. The requisite service period is the shorter of the vesting period or the period to normal retirement eligibility.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2009

Taxes

The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate is primarily a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax-income and tax credits.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at the enacted tax rates expected to be applied to taxable income in the years in which those differences are expected to be recovered or settled. Reserves for contingent tax liabilities are reviewed quarterly for adequacy based upon developments in tax law and the status of audit examinations in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). The Corporation had no reserve for contingent income tax liabilities recorded at June 30, 2009.

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

Diluted earnings per share for the Corporation is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents. Average shares of common stock for diluted net income per share include shares to be issued upon exercise of stock options, stock to be issued for the deferred compensation plan for non-employee directors, and stock to be issued for the stock purchase plan for non-employee community advisors. For any period in which a loss is recorded, the assumed exercise of stock options and stock to be issued for the deferred compensation plan and the stock purchase plan would have an anti-dilutive impact on the loss per share and thus are excluded in the diluted earnings per share calculation.

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per share computations:
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Numerator for both basic and diluted earnings per share, net income	$ 2,294	$9,610	$ 5,012	$19,281

Denominator for basic earnings per share, weighted average common shares outstanding	23,890	23,823	23,890	23,823
Weighted average common stock equivalents	18	8	14	6
Denominator for diluted earnings per share	23,908	23,831	23,904	23,829

Basic earnings per share	$0.10	$0.40	$0.21	$0.81
Diluted earnings per share	0.10	0.40	0.21	0.81

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2009

The average number of exercisable employee stock option awards outstanding that were "out-of-the-money," whereby the option exercise price per share exceeded the market price per share were as follows: 505,325 and 568,025 for the three months ended June 30, 2009 and 2008, respectively, and 490,507 and 578,489 for the six months ended June 30, 2009 and 2008, respectively,

Variable Interest Entity

The accompanying consolidated financial statements include the accounts of a variable interest entity for which the Corporation is the primary beneficiary. All significant intercompany transactions and balances have been eliminated upon consolidation.

Equity

In January 2008, the board of directors of the Corporation authorized management to repurchase up to 500,000 shares of the Corporation's common stock. Since the January 2008 authorization, the Corporation has not repurchased any shares. At June 30, 2009, there were 500,000 remaining shares available for repurchase under the January 2008 authorization.

On April 20, 2009, the shareholders of the Corporation voted to amend the Corporation's articles of incorporation. The amendment authorized the board of directors of the Corporation to issue up to 200,000 shares of preferred stock in connection with either an acquisition by the Corporation of an entity that has shares of preferred stock issued and outstanding pursuant to any program established by the United States government or participation by the Corporation in any program established by the United States government.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of related tax benefits (expense), at June 30, 2009, December 31, 2008 and June 30, 2008 were as follows:
	June 30, 2009	December 31, 2008	June 30, 2008
	(In thousands)
Net unrealized gains on investment securities- available-for-sale, net of related tax expense of $1,838 at June 30, 2009, $1,610 at December 31, 2008 and $882 at June 30, 2008.	$ 3,413	$ 2,990	$ 1,637
Pension and other postretirement benefits adjustment, net of related tax benefit of $8,572 at June 30, 2009, $8,519 at December 31, 2008, and $1,873 at June 30, 2008.	(15,920)	(15,821)	(3,478)
Accumulated other comprehensive loss	$(12,507)	$(12,831)	$(1,841)

Operating Segment

The Corporation operates in a single operating segment - commercial banking. The Corporation is a financial holding company that operates through one commercial bank, Chemical Bank, at June 30, 2009. Chemical Bank operates primarily within the State of Michigan as a single state-chartered commercial bank. Chemical Bank operates through an internal organizational structure of four regional banking units, offering a full range of commercial banking and fiduciary products and services to the residents and business customers in the bank's geographical market areas. The products and services offered by the regional banking units, through branch banking offices, as well as the pricing of these products and services, are generally consistent throughout the Corporation. The marketing of products and services throughout the Corporation's regional banking units is generally uniform, as

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2009

many of the markets served by the regional banking units overlap. The distribution of products and services is uniform throughout the Corporation's regional banking units and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.

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

Transfers of Financial Assets: In June 2009, the FASB issued SFAS 166, "Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140" (SFAS 166). SFAS 166 amends SFAS No. 140 by eliminating the concept of a qualifying special-purpose entity (QSPE), creating more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifying other sale-accounting criteria and changing the initial measurement of a transferor's interest in transferred financial assets. SFAS 166 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2009 and for subsequent interim and annual periods. The adoption of SFAS 166 as of January 1, 2010 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

Variable Interest Entities (VIE): In June 2009, the FASB issued SFAS 167, "Amendments to FASB Interpretation No. 46(R) (FIN 46(R))" (SFAS 167). SFAS 167 amends FIN 46(R) by eliminating exceptions for consolidating of QSPEs, adding new criteria for determining the primary beneficiary and increasing the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. SFAS 167 also contains a new requirement that any term, transaction or arrangement that does not have a substantive effect on an entity's status as a VIE, a company's power over a VIE or a company's obligation to absorb losses or rights to receive benefits of an entity must be disregarded in applying FIN 46(R). SFAS 167 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2009 and for subsequent interim and annual periods. The adoption of SFAS 167 as of January 1, 2010 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

FASB Accounting Standards Codification: In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM (Codification) and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162" (SFAS 168). SFAS 168 establishes the Codification as the single authoritative reference for nongovernmental U.S. GAAP, except for SEC rules and interpretive release, which are also authoritative GAAP for SEC registrants. SFAS 168 divides nongovernmental U.S. GAAP into two levels; that considered authoritative under the Codification and guidance that is nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have a material impact on the Corporation's consolidated financial condition or results of operations.

Adopted Accounting Pronouncements

Fair Value Measurements: In April 2009, the FASB issued FSP SFAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP SFAS 157-4). FSP SFAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states that

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2009

the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP SFAS 157-4 became effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009. The adoption of FSP SFAS 157-4 as of April 1, 2009 did not have a material impact on the Corporation's consolidated financial condition or results of operations.

Other-Than-Temporary Impairment: In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP SFAS 115-2 and SFAS 124-2). FSP SFAS 115-2 and SFAS 124-2 modifies the requirements for recognizing other-than-temporary-impairment on debt securities and significantly changes the impairment model for such securities. Under FSP SFAS 115-2 and SFAS 124-2, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security's amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security's amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security's amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of credit loss if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security's amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. Upon adoption of the FSP, an entity reclassifies from retained earnings to other comprehensive income the non-credit portion of an other-than-temporary impairment loss previously recognized on a security it holds if the entity does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security's amortized cost basis. FSP SFAS 115-2 and SFAS 124-2 also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses and an aging of securities with unrealized losses. FSP SFAS 115-2 and SFAS 124-2 became effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009. The adoption of FSP SFAS 115-2 and SFAS 124-2 as of April 1, 2009 did not have a material impact on the Corporation's consolidated financial condition or results of operations.

Fair Value Disclosures: In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, "Interim Disclosure about Fair Value of Financial Instruments" (FSP SFAS 107-1 and APB 28-1). FSP SFAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing FSP SFAS 107-1 and APB 28-1, fair values for these assets and liabilities were only disclosed once a year. FSP SFAS 107-1 and APB 28-1 now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP SFAS 107-1 and APB 28-1 became effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009. The adoption of FSP SFAS 107-1 and APB 28-1 as of April 1, 2009 did not have a material impact on the Corporation's consolidated financial condition or results of operations.

Subsequent Events: In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for the Corporation's financial statements for periods ending after June 15, 2009. The adoption of

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2009

SFAS 165 did not have a significant impact on the Corporation's consolidated financial condition or results of operations.

Legal Matters

The Corporation and its subsidiary bank are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition or results of operations of the Corporation.

Subsequent Events

Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through August 5, 2009, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission (SEC).

Note 2:  Investment Securities

The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at June 30, 2009, December 31, 2008 and June 30, 2008:
Investment Securities Available-for-Sale:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
June 30, 2009
U.S. Treasury	$ 10,099	$ 37	$ -	$ 10,136
Government sponsored agencies	151,781	2,697	-	154,478
State and political subdivisions	4,072	75	-	4,147
Mortgage-backed securities	146,554	4,053	(110)	150,497
Collateralized mortgage obligations	130,537	109	(846)	129,800
Corporate bonds	43,802	195	(959)	43,038
Total	$486,845	$7,166	$(1,915)	$492,096

December 31, 2008
U.S. Treasury	$ 21,066	$ 428	$ -	$ 21,494
Government sponsored agencies	167,618	4,616	-	172,234
State and political subdivisions	4,458	94	-	4,552
Mortgage-backed securities	167,133	2,401	(320)	169,214
Collateralized mortgage obligations	37,527	30	(272)	37,285
Corporate bonds	47,545	23	(2,400)	45,168
Total	$445,347	$7,592	$(2,992)	$449,947

June 30, 2008
U.S. Treasury	$ 31,007	$ 510	$ -	$ 31,517
Government sponsored agencies	192,707	2,566	(521)	194,752
State and political subdivisions	5,491	94	-	5,585
Mortgage-backed securities	187,923	995	(547)	188,371
Collateralized mortgage obligations	5,085	10	(60)	5,035
Corporate bonds	53,178	41	(569)	52,650
Total	$475,391	$4,216	$(1,697)	$477,910

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2009
Investment Securities Held-to-Maturity:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
June 30, 2009
State and political subdivisions	$133,616	$1,143	$(1,671)	$133,088
Mortgage-backed securities	440	29	-	469
Trust preferred securities	10,500	-	(7,925)	2,575
Total	$144,556	$1,172	$(9,596)	$136,132

December 31, 2008
Government sponsored agencies	$ 1,007	$ 10	$ -	$ 1,017
State and political subdivisions	85,495	845	(1,170)	85,170
Mortgage-backed securities	509	27	-	536
Trust preferred securities	10,500	-	(6,667)	3,833
Total	$ 97,511	$ 882	$(7,837)	$ 90,556

June 30, 2008
Government sponsored agencies	$ 8,715	$ 15	$ -	$ 8,730
State and political subdivisions	91,820	335	(104)	92,051
Mortgage-backed securities	544	30	-	574
Trust preferred securities	10,500	-	(1,520)	8,980
Total	$111,579	$ 380	$(1,624)	$110,335

At June 30, 2009, the Corporation held $10.5 million of trust preferred investment securities that were recorded as held-to-maturity. Of the $10.5 million balance, $10.0 million represented a 100% interest in a trust preferred investment security of a small non-public bank holding company in Michigan that was purchased in the second quarter of 2008. The Corporation purchased the entire issue of this investment security, in a negotiated transaction with the issuer, and therefore, there is not an active trading market for this investment security. As clarified by FSP SFAS 157-4, when there is a significant decrease in the volume and activity for an asset or liability in relation to normal market activity, adjustments to transaction or quoted prices may be necessary or a change in valuation technique or multiple valuation techniques may be appropriate. At June 30, 2009, it was the Corporation's opinion that the market for trust preferred securities was not active, and thus the fair value measurement of this investment security was developed in accordance with FSP SFAS 157-4. The fair value of the trust preferred investment security was based upon a calculation of discounted cash flows. The cash flows were discounted based upon both observable inputs and appropriate risk adjustments that market participants would make for nonperformance, illiquidity and issuer specifics. An independent third party provided the Corporation with observable inputs based on the existing market and insight into appropriate rate of return adjustments that market participants would require for the additional risk associated with a single issue investment security of this nature. Using a model that incorporated the average current yield of publicly traded performing trust preferred securities of large financial institutions with no known material financial difficulties at June 30, 2009, and adjusted for both illiquidity and the specific characteristics of the issuer, such as size, leverage position and location, an implied yield of 25% was calculated. Based upon this implied yield, the fair value measurement of the trust preferred investment security was calculated by the Corporation at $2.5 million, or 25% of the investment's original cost, resulting in impairment of $7.5 million. At June 30, 2009, the Corporation concluded that the $7.5 million of impairment was temporary in nature.

The following is a summary of the amortized cost and fair value of investment securities at June 30, 2009, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2009
	June 30, 2009
	Amortized Cost	Fair Value
Investment Securities Available-for-Sale:	(In thousands)
Due in one year or less	$136,544	$138,534
Due after one year through five years	130,650	132,090
Due after five years through ten years	95,505	95,935
Due after ten years	124,146	125,537
Total	$486,845	$492,096
Investment Securities Held-to-Maturity:
Due in one year or less	$ 12,654	$ 12,709
Due after one year through five years	61,903	61,963
Due after five years through ten years	29,905	29,672
Due after ten years	40,094	31,788
Total	$144,556	$136,132

The following summarizes information about investment securities with gross unrealized losses at June 30, 2009, excluding those for which other-than-temporary impairment (OTTI) charges have been recognized, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position.
	June 30, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
State and political subdivisions	$ 57,525	$(1,485)	$ 1,519	$ (186)	$ 59,044	$ (1,671)
Mortgage-backed securities	11,005	(110)	-	-	11,005	(110)
Collateralized mortgage obligations	110,296	(846)	-	-	110,296	(846)
Corporate bonds	3,168	(56)	9,074	(903)	12,242	(959)
Trust preferred securities	-	-	2,575	(7,925)	2,575	(7,925)
	$181,994	$(2,497)	$13,168	$(9,014)	$195,162	$(11,511)

The Corporation's investment securities portfolio had a carrying value of $636.7 million at June 30, 2009, with gross impairment of $11.5 million as of that date. The gross impairment was primarily attributable to two trust preferred securities of small bank holding companies in Michigan which were classified as held-to-maturity with impairment of $7.9 million and two financial services industry corporate debt securities from one issuer classified as available-for-sale with impairment of $0.9 million, which combined, comprised 77%, or $8.8 million, of the gross unrealized losses at June 30, 2009.

Upon the adoption of FSP SFAS 115-2 and SFAS 124-2 on April 1, 2009, declines in the fair value of held-to-maturity and available-for-sale investment securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income, net of income tax. Prior to the adoption of the FSP, all declines in fair value deemed to be other than temporary were reflected in earnings as realized losses. In estimating OTTI losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the intent of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost and (iv) whether it is more likely-than-not that the Corporation will be required to sell its investment prior to recovery.

An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2009

individual unrealized loss on any investment security, as of June 30, 2009, represented OTTI. Management believed that the majority of unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates, increased credit spreads and reduced market liquidity and not as a result of credit-related issues. Unrealized losses of $0.9 million in the corporate bond portfolio was attributable to one issuer experiencing declining credit quality. Unrealized losses of $7.5 million in the trust preferred securities portfolio, related to a trust preferred security from a well-capitalized and profitable bank holding company, was attributable to illiquidity in certain financial markets. The Corporation performed an analysis of the creditworthiness of these two issuers and concluded that, at June 30, 2009, the Corporation expected to recover the entire amortized cost basis of these investment securities.

As of June 30, 2009, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it is more likely than not that the Corporation will not have to sell any such investment securities before a recovery of amortized cost. Accordingly, as of June 30, 2009, the Corporation believed the impairments in its investment securities portfolio were temporary and no impairment loss had been realized in the Corporation's consolidated statement of income. However, due to significant market and economic conditions, OTTI may occur as a result of material declines in fair value of investment securities in the future.

Note 3:  Nonperforming Assets, Allowance for Loan Losses and Impaired Loans

The following summarizes nonperforming assets at the dates indicated:
	June 30, 2009	December 31, 2008	June 30, 2008
		(In thousands)
Nonaccrual loans:
Commercial	$ 20,371	$ 16,324	$10,918
Real estate commercial	50,067	27,344	17,915
Real estate construction	17,935	15,310	15,157
Real estate residential	15,905	12,175	11,955
Consumer	5,666	5,313	5,690
Total nonaccrual loans	109,944	76,466	61,635

Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	1,201	1,652	3,130
Real estate commercial	1,542	9,995	2,948
Real estate construction	259	759	676
Real estate residential	6,236	3,369	2,746
Consumer	1,264	1,087	788
Total accruing loans contractually past due 90 days or more as to interest or principal payments	10,502	16,862	10,288
Loans modified under troubled debt restructurings	3,981	-	-
Total nonperforming loans	124,427	93,328	71,923
Other real estate and repossessed assets (1)	18,344	19,923	15,897
Total nonperforming assets	$142,771	$113,251	$87,820

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held for sale.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2009

The following summarizes the changes in the allowance for loan losses:
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Balance at beginning of period	$62,562	$39,662	$57,056	$39,422
Provision for loan losses	15,200	6,500	29,200	9,200
Loans charged off:
Commercial	(3,289)	(1,474)	(6,579)	(2,065)
Real estate commercial	(1,930)	(3,373)	(4,519)	(4,677)
Real estate construction	(762)	(1,070)	(2,462)	(1,086)
Real estate residential	(1,043)	(358)	(1,278)	(603)
Consumer	(1,544)	(612)	(2,797)	(1,152)
Total loan charge-offs	(8,568)	(6,887)	(17,635)	(9,583)

Recoveries of loans previously charged off:
Commercial	130	228	335	305
Real estate commercial	226	32	313	52
Real estate construction	-	-	-	29
Real estate residential	127	5	209	27
Consumer	279	124	478	212
Total loan recoveries	762	389	1,335	625
Net loan charge-offs	(7,806)	(6,498)	(16,300)	(8,958)
Balance as of June 30	$69,956	$39,664	$69,956	$39,664

The following summarizes credit quality statistics:
	June 30, 2009	December 31, 2008	June 30, 2008
Nonperforming loans as a percent of total loans	4.18%	3.13%	2.52%
Nonperforming assets as a percent of total assets	3.57%	2.92%	2.35%
Net loans charged off against the allowance for loan losses to average loans (annualized)	1.10%	1.10%	0.64%
Allowance for loan losses as a percent of total loans	2.35%	1.91%	1.39%
Allowance for loan losses as a percent of nonperforming loans	56%	61%	55%

The following summarizes impaired loan information at the dates indicated:
	Impaired Loans			Valuation Allowance
	June 30, 2009	December 31, 2008	June 30, 2008	June 30, 2009	December 31, 2008	June 30, 2008
	(In thousands)
Impaired loans with valuation allowance	$39,772	$30,306	$16,550	$11,556	$9,179	$3,369
Impaired loans with no valuation allowance	52,582	28,672	28,263	-	-	-
Total impaired loans	$92,354	$58,978	$44,813	$11,556	$9,179	$3,369

The Corporation considers all nonaccrual commercial, real estate commercial and real estate construction-commercial loans, in addition to loans modified under troubled debt restructurings, to be impaired loans. In addition, the Corporation identified an additional $0.8 million at June 30, 2008 of impaired loans that were in an accrual status. Real estate residential and consumer loans are considered to be homogeneous and are excluded from the analysis of impaired loans, except for loans modified under troubled debt restructurings.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2009

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

The following table shows the net carrying value of the Corporation's intangible assets:
	June 30, 2009	December 31, 2008	June 30, 2008
	(In thousands)
Goodwill	$69,908	$69,908	$69,908
Core deposit intangible assets	2,629	3,050	3,609
Mortgage servicing rights	2,869	2,191	2,354
Total intangible assets	$75,406	$75,149	$75,871

There was no impairment valuation allowance recorded on MSRs as of June 30, 2009, December 31, 2008 or June 30, 2008. The Corporation was servicing $700.6 million, $604.5 million and $607.1 million of real estate residential loans as of June 30, 2009, December 31, 2008 and June 30, 2008, respectively. Amortization expense of MSRs was $0.6 million and $0.3 million for the three months ended June 30, 2009 and June 30, 2008, respectively, and $1.2 million and $0.6 million for the six months ended June 30, 2009 and June 30, 2008, respectively.

The following table sets forth the carrying amount and accumulated amortization of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:
	June 30, 2009			December 31, 2008			June 30, 2008
	Gross Original Amount	Accumulated Amortization	Carrying Amount	Gross Original Amount	Accumulated Amortization	Carrying Amount	Gross Original Amount	Accumulated Amortization	Carrying Amount
				(In thousands)
Core deposit intangible assets	$18,033	$15,404	$2,629	$18,033	$14,983	$3,050	$18,033	$14,424	$3,609

The amortization expense of core deposit intangible assets was $0.2 million and $0.5 million, respectively, for the three months ended June 30, 2009 and June 30, 2008, respectively, and $0.4 million and $1.0 million for the six months ended June 30, 2009 and June 30, 2008, respectively.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2009

At June 30, 2009, the remaining amortization expense on core deposit intangible assets that existed as of that date had been estimated through 2014 and thereafter as follows (in thousands):
2009	$ 298
2010	470
2011	406
2012	406
2013	344
2014 and thereafter	705
Total	$2,629

Note 5:  Fair Value Measurements

Fair value, as defined by GAAP, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for market activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Investment securities - Available-for-sale are recorded at fair value on a recurring basis. Additionally, the Corporation may be required to record other assets at fair value on a nonrecurring basis, such as impaired loans, goodwill, other intangible assets, other real estate and repossessed assets. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

SFAS 157 established a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect management's estimates about market data. The Corporation determines the fair market value of its financial instruments based on the fair value hierarchy established in SFAS 157. There are three levels of inputs that may be used to measure fair value as follows:
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2009

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

While management believes the Corporation's valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation date and estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Investment securities - Available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that include market inputs, such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Level 1 securities include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include securities issued by government sponsored agencies, securities issued by state and political subdivisions, mortgage-backed securities, collateralized mortgage obligations and corporate bonds.

Disclosure of Recurring Basis Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, SFAS 157 requires quantitative disclosures about the fair value measurements separately for each major category of assets as reported below:

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2009
	Fair Value Measurements - Recurring Basis
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)

June 30, 2009
Investment securities-Available-for-sale	$10,136	$481,960	$ -	$492,096

December 31, 2008
Investment securities-Available-for-sale	$21,494	$428,453	$ -	$449,947

June 30, 2008
Investment securities-Available-for-sale	$31,517	$446,393	$ -	$477,910

There were no liabilities recorded at fair value on a recurring basis at June 30, 2009, December 31, 2008 and June 30, 2008.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allocation of the allowance for loan losses (valuation allowance) is established or a portion of the loan is charged-off. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114).

The fair value of impaired loans is estimated using one of several methods, including the loan's observable market price, the fair value of the collateral or the present value of the expected future cash flows discounted at the loan's effective interest rate. Those impaired loans not requiring a valuation allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans, where a valuation allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as a nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3.

Goodwill is subject to impairment testing on an annual basis. The market and income approach methods were used in the completion of impairment testing at September 30, 2008. These valuation methods require a significant degree of management judgment. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by either of the valuation models. As such, the Corporation classifies goodwill subjected to nonrecurring fair value adjustments as Level 3. At June 30, 2009, December 31, 2008 and June 30, 2008, no goodwill impairment was recorded, and therefore, no goodwill was recorded at fair value on a nonrecurring basis.

Other intangible assets consist of core deposit intangible assets and MSRs. These items are both recorded at fair value when initially recorded. Subsequently, core deposit intangible assets are amortized on a straight-line or accelerated basis over periods ranging from three to fifteen years and are subject to impairment testing whenever

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2009

events or changes in circumstances indicate that the carrying amount may not be recoverable. If core deposit intangible asset impairment is identified and recorded, the Corporation classifies impaired core deposit intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. The fair value of MSRs is initially estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, determined by the model, through a valuation allowance. The Corporation classifies MSRs subjected to nonrecurring fair value measurements as Level 3 valuations. At June 30, 2009, December 31, 2008 and June 30, 2008, there was no impairment recorded for core deposit intangibles or MSRs, and therefore, no other intangible assets were recorded at fair value on a nonrecurring basis.

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

Disclosure of Nonrecurring Basis Fair Value Measurements

The Corporation is required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost. The following table presents each major category of assets that were recorded at fair value on a nonrecurring basis:
	Fair Value Measurements - Nonrecurring Basis
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
June 30, 2009
Loans	$ -	$ -	$60,293	$60,293
Other real estate / repossessed assets	-	-	18,041	18,041
Total	$ -	$ -	$78,334	$78,334

December 31, 2008
Loans	$ -	$ -	$45,522	$45,522
Other real estate / repossessed assets	-	-	19,265	19,265
Total	$ -	$ -	$64,787	$64,787

June 30, 2008
Loans	$ -	$ -	$31,341	$31,341
Other real estate / repossessed assets	-	-	13,615	13,615
Total	$ -	$ -	$44,956	$44,956

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2009

There were no liabilities recorded at fair value on a nonrecurring basis at June 30, 2009, December 31, 2008 and June 30, 2008.

Disclosures About Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), as amended, requires disclosures about the estimated fair value of the Corporation's financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis. The Corporation utilized the fair value hierarchy required under SFAS 157 in computing the fair values of its financial instruments. In cases where quoted market prices were not available, the Corporation employed present value methods using unobservable inputs requiring management's judgment to estimate the fair values of its financial instruments, which are considered Level 3 valuations under SFAS 157. These Level 3 valuations are significantly affected by the assumptions made and, accordingly, do not necessarily indicate amounts that could be realized in a current market exchange. It is also the Corporation's general practice and intent to hold the majority of its financial instruments until maturity and, therefore, the Corporation does not expect to realize the estimated amounts disclosed.

The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At June 30, 2009, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities are as follows:

Fair value measurement for investment securities - held-to-maturity is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that include market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Fair value measurements using Level 2 valuations of investment securities-held-to-maturity include securities issued by government sponsored agencies, certain securities issued by state and political subdivisions and mortgage-backed securities. Level 3 valuations include certain securities issued by state and political subdivisions and trust preferred securities.

Fair value measurements of other securities, which consisted of FHLB and FRB stock, are based on their redeemable value, which is cost. The market for these stocks is restricted to the issuer of the stock and subject to impairment evaluation.

The carrying amounts reported in the consolidated statements of financial position for loans held-for-sale are at the lower of cost or market value. The fair values of loans held-for-sale are based on the market price for similar loans in the secondary market. The fair value measurements for loans held-for-sale are Level 2 valuations.

For variable interest rate loans that reprice regularly with changes in market interest rates and have no significant change in credit risk, fair values are based on carrying values. The fair values for fixed interest rate loans are estimated using discounted cash flow analyses, using the Corporation's interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The resulting amounts are adjusted to estimate the effect of declines in the credit quality of borrowers after the loans were originated. The fair value measurements for fixed interest rate loans are Level 3 valuations.

The fair values of deposit accounts without defined maturities, such as interest- and noninterest-bearing checking, savings and money market accounts, are equal to the amounts payable on demand. Fair value measurements for interest-bearing deposits (time deposits) with defined maturities are based on the discounted value of contractual cash flows, using the Corporation's interest rates currently being offered for deposits of similar maturities and are Level 3 valuations. The fair values for variable-interest rate certificates of deposit approximate their carrying amounts.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2009

Short-term borrowings consist of repurchase agreements. Fair value measurements are estimated for repurchase agreements based on the present value of future estimated cash flows using current rates offered to the Corporation for debt with similar terms and are Level 2 valuations.

Fair value measurement for FHLB advances is estimated based on the present value of future estimated cash flows using current rates offered to the Corporation for debt with similar terms and are Level 2 valuations.

The Corporation's unused loan commitments, standby letters of credit and undisbursed loans have no carrying amount and have been estimated to have no realizable fair value. Historically, a majority of the unused loan commitments have not been drawn upon and, generally, the Corporation does not receive fees in connection with these commitments.

Fair value measurements have not been made for items that are not defined by SFAS 107 as financial instruments, including such items as the value of the Corporation's trust and investment management services department. The Corporation believes it is impractical to estimate a representative fair value for these types of assets, even though management believes they add significant value to the Corporation.

The following is a summary of carrying amounts and estimated fair values of financial instrument components of the consolidated statement of financial position at June 30, 2009 and December 31, 2008:
	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$ 207,623	$ 207,623	$ 173,222	$ 173,222
Investment and other securities	658,780	650,356	569,586	562,631
Loans held for sale	26,008	26,008	8,463	8,463
Loans, net of allowance for loan losses	2,906,944	2,909,456	2,924,621	2,920,285
Interest receivable	13,977	13,977	15,680	15,680

Liabilities:
Deposits without defined maturities	$1,980,340	$1,980,340	$1,908,860	$1,908,860
Time deposits	1,150,087	1,165,618	1,069,932	1,079,498
Interest payable	2,227	2,227	3,048	3,048
Short-term borrowings	233,674	233,686	233,738	233,743
FHLB advances	115,000	117,334	135,025	138,729

Note 6:  Employee Benefit Plans

Share-Based Compensation Plans

As of June 30, 2009, there were 730,604 stock options outstanding under the Corporation's stock option plans. There were 310,756 stock options outstanding under the Stock Incentive Plan of 2006 (2006 Plan) and 419,848 stock options outstanding under the Stock Incentive Plan of 1997 (1997 Plan), both of which were shareholder approved. As of June 30, 2009, there were also 71,576 restricted stock performance units outstanding and 613,735 shares available for future issuance under the 2006 Plan. As of June 30, 2009, there were no shares available for future grant under the 1997 Plan, by action of the board of directors in December 2006.

During the six-month period ended June 30, 2009, the Corporation granted options to purchase 70,190 shares of stock and 41,248 restricted stock performance units to certain officers of the Corporation.

Restricted stock performance units issued in 2009 (2009 RSUs) vest at December 31, 2011 if any of the predetermined targeted earnings per share levels are achieved in 2011. The 2009 RSUs vest from 0.5x to 1.5x the number of units originally granted depending on which, if any, of the predetermined targeted earnings per share

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2009

levels are met in 2011. Restricted stock performance units issued in 2008 (2008 RSUs) vest at December 31, 2010 if any of the predetermined targeted earnings per share levels are achieved in 2010. The 2008 RSUs vest from 0.5x to 2x the number of units originally granted depending on which, if any, of the predetermined targeted earnings per share levels are met in 2010. Upon vesting, the restricted stock performance units will be converted to shares of the Corporation's stock on a one-to-one basis. However, if the minimum earnings per share performance level is not achieved in 2010 or 2011, no shares will be issued for that respective year's restricted stock performance units.

Compensation expense related to restricted stock performance units is recognized over the requisite performance period based on management's best estimate of the targeted earnings levels expected to be achieved. Expense recognition is discontinued at the time management determines the achievement of meeting the predetermined per share levels is not probable.

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

The Corporation recognized compensation expense related to share awards of $0.2 million for the three-month periods ended June 30, 2009 and 2008 and $0.3 million for the six-month periods ended June 30, 2009 and 2008.

The fair value of stock options granted during the first six months of 2009 was $6.46 per share. A summary of the weighted-average assumptions used in the Black-Scholes option pricing model for grants of stock options during the first six months of 2009 follows:
Expected dividend yield	3.50%
Risk-free interest rate	2.58%
Expected stock price volatility	42.00%
Forfeiture rate	8.00%
Expected life (in years)	6.33

A summary of stock option activity during the six months ended June 30, 2009 is presented below:
	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	701,546	$31.15
Granted	70,190	21.10
Exercised	-	-
Forfeited or expired	(41,132)	35.15
Outstanding at June 30, 2009	730,604	$29.96	6.62	$ -

Exercisable/vested at June 30, 2009	504,665	$32.83	5.70	$ -

The outstanding and exercisable options at June 30, 2009 had no intrinsic value as the closing price of the Corporation's stock on that date of $19.91 per share was less than the exercise price of the options.

As of June 30, 2009, there was approximately $0.9 million of total unrecognized pre-tax compensation expense related to nonvested stock options outstanding. The weighted-average period over which this amount will be recognized is 2.0 years.

There were no stock options exercised during the six-month periods ended June 30, 2009 and 2008.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2009

Pension and Other Postretirement Benefit Plans

The components of net periodic benefit cost (income) for the Corporation's qualified and nonqualified pension plans and nonqualified postretirement benefits plan are as follows:

	Defined Benefit Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Service cost	$345	$401	$689	$802
Interest cost	1,193	1,161	2,385	2,323
Expected return on plan assets	(1,355)	(1,410)	(2,709)	(2,820)
Amortization of prior service credit	(1)	(1)	(2)	(2)
Amortization of unrecognized net gain	-	(1)	-	(2)
Net periodic benefit cost	$182	$150	$363	$301

	Postretirement Benefits Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Interest cost	$71	$65	$141	$130
Amortization of prior service credit	(81)	(81)	(162)	(162)
Amortization of unrecognized net loss	6	2	12	4
Net periodic benefit income	$(4)	$(14)	$(9)	$(28)

401(k) Savings Plan expense for the Corporation's match of participants' base compensation and a 4% of eligible pay contribution to certain employees who are not grandfathered under the Pension Plan was $0.6 million and $0.5 million for the three months ended June 30, 2009 and 2008, respectively, and $1.1 million and $1.0 million for the six months ended June 30, 2009 and 2008, respectively.

For further information on the Corporation's pension and other postretirement benefits, refer to Note 17 to the consolidated financial statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2008.

Note 7:  Financial Guarantees

In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by- case basis, depending on the nature of the financial instrument and the customer's creditworthiness. At June 30, 2009 and 2008, the Corporation had $41.7 million and $41.3 million, respectively, of outstanding financial and performance standby letters of credit which expire in five years or less. The majority of these standby letters of credit are collateralized. At June 30, 2009, the Corporation's assessment determined there was $0.2 million of probable losses relating to standby letters of credit, which has been recorded as an other liability in the Corporation's statement of financial position.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

Critical Accounting Policies

The Corporation's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management has identified the determination of the allowance for loan losses, pension plan accounting, income and other taxes, and the evaluation of goodwill impairment to be the accounting areas that require the most subjective or complex judgments, and as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the board of directors. The Corporation's significant accounting policies are more fully described in Note 1 to the audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 and the more significant assumptions and estimates made by management are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to those policies or the estimates made pursuant to those policies during the most recent quarter.

Summary

The Corporation's net income was $2.3 million in the second quarter of 2009, compared to net income of $9.6 million in the second quarter of 2008. Diluted earnings per share was $0.10 in the second quarter of 2009, down from $0.40 in the second quarter of 2008. The decreases in net income and earnings per share were primarily the result of an increase in the provision for loan losses.

Return on average assets in the second quarter of 2009 was 0.23%, compared to 1.03% in the second quarter of 2008, on an annualized basis. Return on average equity in the second quarter of 2009 was 1.9%, compared to 7.6% in the second quarter of 2008, on an annualized basis.

Total assets were $4.00 billion as of June 30, 2009, up $260.9 million, or 7.0%, from $3.74 billion at June 30, 2008, and up $124.4 million, or 3.2%, from $3.87 billion at December 31, 2008.

Total loans were $2.98 billion as of June 30, 2009, an increase of $126.4 million, or 4.4%, from June 30, 2008, and a decrease of $4.8 million, or 0.2%, from December 31, 2008. The increase in total loans from June 30, 2008 was attributable to increases in commercial and consumer loans being partially offset by lower real estate residential loans and real estate construction loans. The slight decrease in total loans from December 31, 2008 was due to decreases in commercial, real estate commercial and real estate residential loans being offset by a significant increase in consumer loans.

At June 30, 2009, shareholders' equity was 12.1% of total assets and $20.23 per outstanding common share. Shareholders' equity of $483.3 million as of June 30, 2009 decreased $4.0 million, or 0.8%, from March 31, 2009 and $8.2 million, or 1.7%, from December 31, 2008. The decrease in shareholders' equity during the three and six months ended June 30, 2009 was primarily attributable to cash dividends paid to shareholders, which exceeded net income during the three and six months ended June 30, 2009.

Balance Sheet

Total Assets

Total assets were $4.00 billion as of June 30, 2009, an increase of $124.4 million, or 3.2%, from total assets of $3.87 billion as of December 31, 2008 and an increase of $260.9 million, or 7.0%, from total assets of $3.74 billion as of June 30, 2008. The increase in total assets from December 31, 2008 was primarily attributable to increases in investment securities and short-term investments that were funded by increased deposits. The increase in total assets from June 30, 2008 was primarily attributable to increases in total loans, investment securities and short-term investments that were funded by increased deposits and short-term borrowings.

Interest-earning assets were $3.78 billion at June 30, 2009, an increase of $216.8 million, or 6.1%, from December 31, 2008. The increase in interest-earning assets between December 31, 2008 and June 30, 2009 was primarily attributable to the increases in investment securities and short-term investments that were funded by increased deposits.

Investment Securities

Investment securities at June 30, 2009 totaled $636.7 million, an increase of $89.2 million, or 16.3%, from December 31, 2008. The increase in investment securities was funded by increased customer deposits. The increased funds were invested in collateralized mortgage obligations (CMO), primarily variable rate instruments with average maturities of less than two years. CMO investment securities totaled $129.8 million, or 20.4%, of investment securities at June 30, 2009, compared to $37.3 million, or 6.8%, of investment securities at December 31, 2008. Additionally, during the six months ended June 30, 2009, the Corporation slightly changed the mix of its investment securities portfolio as it re-invested funds from maturing U.S. Treasury, government sponsored agency and mortgage-backed securities into state and political subdivisions investment securities, as opportunities in local municipal markets increased due to a reduction in demand nationally for local municipal securities. State and political subdivisions investment securities, consist primarily of issuers located in the State of Michigan and are general obligations of the issuers, and totaled $137.8 million, or 21.6%, of investment securities at June 30, 2009, compared to $90.0 million, or 16.4%, of investment securities at December 31, 2008.

The Corporation's investment securities portfolio had a carrying value of $636.7 million at June 30, 2009, with gross impairment of $11.5 million as of that date. The Corporation concluded that at June 30, 2009 the impairment was temporary. A further discussion of the impairment and the Corporation's process that resulted in the conclusion that the impairment was temporary follows.

At June 30, 2009, the Corporation's investment securities portfolio included state and political subdivisions securities with gross impairment of $1.7 million, mortgage-backed securities and collateralized mortgage obligations with combined gross impairment of $0.9 million, corporate bonds with gross impairment of $1.0 million and trust preferred securities with gross impairment of $7.9 million. The Corporation's investment securities portfolio also included U.S. Treasuries and government sponsored agency securities which had no gross impairment at June 30, 2009.

The state and political subdivisions investment securities in the held-to-maturity portfolio totaling $133.6 million at June 30, 2009 were recorded at amortized cost. The majority of these investment securities are from issuers primarily located in the State of Michigan and are primarily general obligations of the issuer, meaning that the issuers' debt obligations are funded by tax collections. Of the total $133.6 million, investment securities totaling $60.7 million, at amortized cost, had gross impairment of $1.7 million at June 30, 2009. The majority of the investment securities with impairment mature beyond 2016 and, due to the steepness of the interest yield curve at June 30, 2009, the Corporation determined that the impairment of $1.7 million at June 30, 2009 was attributable to the change in market interest rates and that the impairment was temporary in nature.

The mortgage-backed securities and collateralized mortgage obligations included in the available-for-sale investment securities portfolio, had a combined amortized cost of $277.1 million and combined gross impairment of

$0.9 million at June 30, 2009. Virtually all of the impaired investment securities in these two categories are backed by an explicit guarantee of the U.S. government. The Corporation assessed the impairment on these investment securities at June 30, 2009 and determined the impairment was attributable to the general decline in market interest rates and volatile prepayment speeds. At June 30, 2009, the Corporation determined that the impairment on these investment securities was temporary in nature.

At June 30, 2009, the Corporation's corporate bond portfolio had an amortized cost of $43.8 million, with gross impairment of $1.0 million on investment securities totaling $12.2 million at fair value. All of the corporate bonds held at June 30, 2009 were of an investment grade, except one single issue investment security from Lehman Brothers Holdings Inc. (Lehman) and two corporate bonds from American General Finance Corporation (AGFC), a wholly-owned subsidiary of American General Finance Inc. (AGFI), which is wholly-owned indirectly by American International Group (AIG). The investment grade ratings obtained for the balance of the corporate bond portfolio indicated that the obligors' capacities to meet their financial commitments were "strong." The Corporation's remaining amortized cost of the Lehman bond was less than $0.1 million at June 30, 2009. The majority of the impairment existing at June 30, 2009 was attributable to the two corporate bonds from AGFC with a combined amortized cost/par value of $2.7 million that had impairment of $0.9 million, or 97%, of the total impairment on corporate bonds at that date. Both AGFC corporate bonds are senior unsecured obligations. The amortized cost/par value amounts of the two bonds were $0.2 million and $2.5 million with maturity dates of September 1, 2010 and December 15, 2011, respectively.

The Corporation performed an assessment of the likelihood that it would collect all of the contractual amounts due under the two AGFC corporate bonds at June 30, 2009. Ratings from Moody's, Standard & Poor's and Fitch were Baa2, BB+ and BB, respectively, at June 30, 2009. AGFC was downgraded by each of these rating services twice during 2008. Additionally Standard & Poor's and Fitch downgraded AGFC on February 9, 2009 and May 15, 2009, respectively, to a level just below investment grade. Moody's current rating, however, is two notches above the investment grade threshold. Management believes that the analyses used by these rating agencies does not include the likelihood of the parent company's (AIG) ability and willingness to provide support to its subsidiary.

The public filing of AGFC's Form 10-Q with the SEC for the period ended March 31, 2009 indicated AGFC had recorded a financial loss of $240.6 million for the three months ended March 31, 2009; however, AGFC's total equity at March 31, 2009 was $2.5 billion, or 10% of total assets. AGFC's own assessment of its financial condition at March 31, 2009 indicated that, after consideration of many factors, although primarily due to its ability to obtain funding from its parent company and its ability to severely reduce originations of finance receivables, AGFC believed it would have adequate liquidity to finance and operate its businesses and repay its obligations for at least the next twelve months. However, it is possible that the actual outcome of one or more of AGFC's significant judgments or estimates could prove to be materially incorrect and AGFC may not have sufficient cash to meet its obligations in the future. A $0.1 million AGFC bond owned by the Corporation that matured on October 15, 2008 was paid in full on the scheduled payment date as was a June 2009 interest payment on AGFC's variable rate bond issue owned by the Corporation.

At June 30, 2009, the Corporation owned $10.5 million of trust preferred securities that had gross impairment of $7.9 million. Of the $10.5 million balance, $10 million represented a 100% interest in a trust preferred security (TRUP) of a small non-public bank holding company in Michigan (issuer) that was purchased in the second quarter of 2008. At June 30, 2009, the Corporation determined the fair value of the TRUP was $2.5 million. The fair value measurement was developed based upon market pricing observations of much larger banking institutions in an illiquid market adjusted by risk measurements. The fair value of the TRUP was based on a calculation of discounted cash flows, based upon both observable inputs and appropriate risk adjustments that market participants would make for performance, liquidity and issuer specifics. See the additional discussion of the development of the fair value of the TRUP in Note 2 to the consolidated financial statements.

Management reviewed financial information of the issuer of the TRUP at June 30, 2009. Based on this review, the Corporation concluded that the significant decline in fair value of the TRUP, compared to its amortized cost, was not attributable to materially adverse conditions specifically related to the issuer. The issuer reported net income in 2007, 2008 and the first half of 2009. At June 30, 2009, the issuer had equity capital of $58.3 million and a liquidity position which included $132.2 million in investment securities held as available-for-sale. Based on the

Corporation's analysis at June 30, 2009, it was the Corporation's belief that the issuer appeared to be a financially sound institution with sufficient liquidity to meet its financial obligations in 2009. The TRUP is not independently rated. Industry bank ratings for 2008, obtained from the issuer, indicated the issuer was defined as "sound." Common stock cash dividends were paid throughout 2008 and through the second quarter of 2009 by the issuer and the Corporation understands that the issuer's management anticipates cash dividends to continue to be paid for the remainder of 2009 and beyond. All scheduled interest payments on the TRUP were made on a timely basis in 2008 and through the second quarter of 2009. The principal of $10 million of the TRUP matures in 2038, with interest payments due quarterly.

Based on the information provided by the issuer, as of June 30, 2009, it was the Corporation's belief that there had been no adverse changes in the issuer's financial performance since the TRUP was issued and purchased by the Corporation and no indication that any adverse trends were developing that would suggest that the TRUP would be unable to make all future principal and interest payments. Further, based on the information provided by the issuer, the issuer appeared to be a financially viable financial institution with both the credit quality and liquidity necessary to meet financial obligations in 2009. At June 30, 2009, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer or its subsidiaries. In reviewing all available information regarding the issuer reflecting past performance and its financial and liquidity position, it was the Corporation's belief that the future cash flows of the issuer supported the carrying value of the TRUP at its original cost of $10 million at June 30, 2009. There can be no assurance that other-than-temporary impairment losses will not be recognized on TRUPs or on any other investment security in the future. While the fair value of the TRUP was $7.5 million below the Corporation's carrying value (original cost) at June 30, 2009 and the TRUP was impaired, it was the Corporation's assessment that the overall financial condition of the issuer did not indicate other-than-temporary impairment of the TRUP and that the unrealized loss was temporary at June 30, 2009.

At June 30, 2009, as defined by FSP SFAS 115-2 and 124-2, the Corporation expected to fully recover the entire amortized cost basis of each impaired investment security in its investment securities portfolio and not incur any credit losses associated with its impaired investment securities. Furthermore, as of June 30, 2009, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more likely than not that the Corporation would not have to sell any of its impaired investment securities before a recovery of amortized cost.

Loans

The Corporation's subsidiary bank is a full-service commercial bank and, therefore, the acceptance and management of credit risk is an integral part of the Corporation's business. At June 30, 2009, the Corporation's loan portfolio was $2.98 billion and consisted of loans to commercial borrowers (commercial, real estate commercial and real estate construction-commercial) totaling $1.44 billion, or 48% of total loans, loans to consumer borrowers for the purpose of acquiring residential real estate (real estate construction-residential and real estate residential) totaling $790 million, or 27% of total loans, and loans to consumer borrowers secured by various types of collateral totaling $749 million, or 25% of total loans, at that date. Loans at fixed interest rates comprised 81% of the Corporation's loan portfolio at June 30, 2009, compared to 79% at December 31, 2008.

The Corporation maintains loan policies and credit underwriting standards as part of the process of managing credit risk. Underwriting standards are designed to promote relationship banking rather than transactional banking. These standards include providing loans generally only within the Corporation's market areas. The Corporation's lending markets generally consist of small communities across the middle to southern and western sections of the lower peninsula of Michigan. The Corporation's lending market areas do not include the southeastern portion of Michigan. The Corporation has no foreign loans or any loans to finance highly leveraged transactions. The Corporation's lending philosophy is implemented through strong administrative and reporting controls. The Corporation maintains a centralized independent loan review function, which monitors asset quality of the loan portfolio.

Total loans at June 30, 2009 of $2.98 billion were down $4.8 million, or 0.2%, from total loans at December 31, 2008, and up $126.4 million, or 4.4%, from total loans at June 30, 2008. A summary of the changes in the loan portfolio by category follows.

Commercial loans consist primarily of loans to varying types of businesses, municipalities and nonprofit organizations for the purpose of supporting working capital and operational needs and term financing of equipment. Repayment of such loans is generally provided through operating cash flows of the business, although the Corporation also generally secures commercial loans with equipment, real estate, personal guarantees of the owner or other sources of repayment.

Commercial loans were $560.2 million at June 30, 2009, a decrease of $27.4 million, or 4.7%, from December 31, 2008. The decrease in commercial loans was attributable to both seasonal reductions of short-term lines of credit and less customer demand for new financing. Commercial loans represented 18.8% of the Corporation's loan portfolio at June 30, 2009 compared to 19.7% at December 31, 2008.

The average size of commercial loan transactions is generally relatively small, which decreases the risk of loss within the commercial loan portfolio due to the lack of loan concentration. The Corporation's loan portfolio to commercial borrowers, defined as commercial, real estate commercial and real estate construction-commercial loans, is well diversified across business lines and has no concentration in any one industry. The total loan portfolio to commercial borrowers of $1.44 billion at June 30, 2009 included 73 loan relationships of $2.5 million and greater. These 73 borrowing relationships totaled $388.8 million and represented 27.0% of the loan portfolio to commercial borrowers at June 30, 2009. Further, at June 30, 2009, only four of these borrowing relationships were $10 million or higher, totaling $57.5 million, or 4.0%, of the loan portfolio to commercial borrowers as of that date. These four loans were all performing at June 30, 2009.

Real estate commercial loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Real estate commercial loans were $774.9 million at June 30, 2009, a decrease of $11.5 million, or 1.5%, from December 31, 2008. Real estate commercial loans represented 26.0% of the Corporation's loan portfolio at June 30, 2009 compared to 26.4% at December 31, 2008. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised approximately 75%, 22% and 3%, respectively, of the Corporation's real estate commercial loans outstanding at June 30, 2009.

Real estate commercial lending is generally considered to involve a higher degree of risk than real estate residential lending and typically involves larger loan balances concentrated in a single borrower. In addition, the payment experience on loans secured by income-producing properties and vacant land loans are typically dependent on the success of the operation of the related project and are typically affected by adverse conditions in the real estate market and in the economy.

The Corporation generally attempts to mitigate the risks associated with commercial and real estate commercial lending by, among other things, lending primarily in its market areas, lending across industry lines, not developing a concentration in any one line of business and using prudent loan-to-value ratios in the underwriting process.

Real estate construction loans are originated for both business and residential properties, including land development. Land development loans are loans made to residential and commercial developers for infrastructure improvements to create finished marketable lots for residential or commercial construction. Real estate construction loans often convert to a real estate commercial or real estate residential loan at the completion of the construction period; however, most land development loans are originated with the intention that the loans will be paid through the sale of finished properties by the developers within twelve months of the completion date. Real estate construction loans were $119.7 million at June 30, 2009, an increase of $0.7 million, or 0.6%, from December 31, 2008 and represented 4.0% of the Corporation's loan portfolio as of June 30, 2009 and December 31, 2008. Real estate construction loans to commercial borrowers represented the majority of these loans and were $102.6 million at June 30, 2009, an increase of $12.9 million, or 14.4%, from December 31, 2008. Real estate construction loans also include loans to consumers for the construction of single family residences that are secured by these properties. Real estate construction loans to consumers were $17.1 million at June 30, 2009, a decrease of $12.2 million, or 41.6%, from December 31, 2008.

Real estate construction lending involves a higher degree of risk than real estate commercial lending and real estate residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser of the property if it will not be owner-occupied. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. At June 30, 2009, the Corporation's real estate construction loans to commercial borrowers included $59.2 million of residential development loans. The Corporation's risk in this area increased during 2008 and continues as business expansion and development continued at historically low rates during 2008 and into 2009 across all of the Corporation's market areas due to the recessionary economic environment within the State of Michigan. Consequently, the sale of units in residential real estate development projects has slowed significantly, as customer demand significantly decreased, resulting in the inventory of unsold housing units increasing across the State of Michigan. The severe recession in Michigan has resulted in the inability of most developers to sell their finished developed lots and units within their original expected time frames. Accordingly, few of the Corporation's residential development borrowers sold developed lots or units during 2008 and 2009 due to the poor economic environment.

Real estate residential loans consist primarily of one- to four-family residential loans with fixed interest rates of fifteen years or less. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance. Real estate residential loans were $773.1 million as of June 30, 2009, a decrease of $66.4 million, or 7.9%, from December 31, 2008. Real estate residential loans represented 26.0% of the Corporation's loan portfolio as of June 30, 2009, compared to 28.1% as of December 31, 2008. The decrease in real estate residential loans was attributable to both a significant decline in Michigan's housing market due to the overall economic environment and customers refinancing adjustable rate and balloon mortgages to long-term fixed interest rate loans that the Corporation sold in the secondary market. The Corporation's current general practice is to sell fixed interest rate real estate residential loan originations with maturities of over ten years in the secondary market.

The Corporation's consumer loan portfolio consists of relatively small loan amounts that are spread across many individual borrowers, which minimizes the risk per loan transaction. Collateral values, particularly those of automobiles, recreational vehicles and boats, are negatively impacted by many factors, such as new car promotions, the physical condition of the collateral and even more significantly, overall economic conditions. Consumer loans also include home equity loans, whereby consumers utilize equity in their personal residence, generally through a second mortgage, as collateral to secure the loan.

Consumer loans were $749.0 million at June 30, 2009, an increase of $99.9 million, or 15.4%, from December 31, 2008. Consumer loans represented 25.2% of the Corporation's loan portfolio at June 30, 2009 compared to 21.8% at December 31, 2008. The increase in consumer loans during the six months ended June 30, 2009 was primarily attributable to an increase in indirect consumer loans, due to a combination of an increased sales effort, new technology to support indirect loan application processing and a reduction in the number of competing lenders. Late in the fourth quarter of 2008, new electronic application tools were installed that link the Corporation's loan underwriting department directly to its dealers. This capability has stimulated an increase in lending opportunities. Indirect consumer loans represent automobile, recreational vehicle and boat financing purchased from dealerships.

Consumer loans generally have shorter terms than mortgage loans but generally involve more credit risk than real estate residential lending because of the type and nature of the collateral. The Corporation originates consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer lending collections are dependent on the borrowers' continuing financial stability, and are more likely to be affected by adverse personal situations. Overall, credit risk on these loans increases as the unemployment rate increases. The unemployment rate in the State of Michigan was 15.2% at June 30, 2009, up from 10.2% at December 31, 2008, and significantly higher than the national average of 9.5%. The credit risk on home equity loans has historically been low as property values of residential real estate have historically increased year over year. Credit risk increased during 2008 and continues as property values have declined throughout the State of Michigan, thus increasing the risk of insufficient collateral, as the majority of these loans represent second mortgage loans.

Loans held-for-sale at June 30, 2009 were $26.0 million, an increase of $17.5 million, or 207%, compared to $8.5 million at December 31, 2008. The increase was due to a significantly higher volume of adjustable interest rate loans being refinanced into long-term fixed rate real estate residential loans which are generally sold in the secondary market. Loans held-for-sale are generally sold within thirty days of origination.

Total Deposits

Total deposits were $3.13 billion as of June 30, 2009, an increase of $151.6 million, or 5.1%, from total deposits of $2.98 billion as of December 31, 2008, and an increase of $243.5 million, or 8.4%, from total deposits of $2.89 billion as of June 30, 2008. The increase in total deposits for the six month period ended June 30, 2009 was attributable to growth in consumer savings and time deposits. The increase in total deposits during the twelve months ended June 30, 2009, was attributable to growth in business money market deposits and consumer savings and time deposits.

Asset Quality

Nonperforming Assets

Nonperforming assets consist of loans for which the accrual of interest has been discontinued, loans which are past due as to principal or interest by ninety days or more and are still accruing interest, loans which have been modified due to a decline in the credit quality of the borrower and assets obtained through foreclosures and repossessions. The Corporation transfers a loan that is ninety days or more past due to nonaccrual status, unless it believes the loan is both well secured and in the process of collection. Accordingly, the Corporation has determined that the collection of accrued and unpaid interest on any loan that is ninety days or more past due and still accruing interest is probable. Nonperforming assets were $142.8 million as of June 30, 2009, compared to $125.7 million as of March 31, 2009 and $113.3 million as of December 31, 2008 and represented 3.6%, 3.2% and 2.9%, respectively, of total assets. It is management's belief that the continued increase in nonperforming assets is primarily attributable to the continued severe recessionary economic climate within Michigan, which has resulted in cash flow difficulties being encountered by many business and consumer loan customers. The Corporation's nonperforming assets are not concentrated in any one industry or any one geographical area within Michigan, other than $16.9 million in nonperforming residential development loans (included in real estate construction) made in the bank's various lending market areas throughout the state. At June 30, 2009, there were seven loan relationships exceeding $2.5 million, totaling $26.3 million, which were in nonperforming status. As it continues to be well publicized nationwide that appraisal values of both residential and commercial real estate properties have generally declined, the Corporation likewise continues to experience declines in both residential and commercial real estate appraisal values due to the weakness in the economy in Michigan. Based on the declines in both residential and commercial real estate values, management continues to evaluate and discount appraised values to compute estimated fair market values of real estate secured loans or obtain new appraisals. Due to the economic climate within Michigan, it is management's belief that nonperforming assets will continue to remain at elevated levels throughout 2009.

The tables below provide a summary of nonperforming assets and the composition of nonperforming loans, by major loan category, as of June 30, 2009, March 31, 2009 and December 31, 2008.

Nonperforming Assets
	June 30, 2009	March 31, 2009	December 31, 2008
		(In thousands)
Nonaccrual loans	$109,944	$ 94,737	$ 76,466
Accruing loans contractually past due 90 days or more as to interest or principal payments	10,502	10,240	16,862
Loans modified under troubled debt restructurings	3,981	-	-
Total nonperforming loans	124,427	104,977	93,328
Other real estate and repossessed assets	18,344	20,688	19,923
Total nonperforming assets	$142,771	$125,665	$113,251

Composition of Nonperforming Loans

	June 30, 2009		March 31, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$ 21,572	17%	$ 19,000	18%	$17,976	19%
Real estate commercial	51,609	41	46,178	44	37,339	40
Real estate construction	18,194	15	19,042	18	16,069	17
Subtotal	91,375	73	84,220	80	71,384	76
Real estate residential	22,141	18	14,502	14	15,544	17
Consumer	6,930	6	6,255	6	6,400	7
Loans modified under troubled debt restructurings	3,981	3	-	-	-	-
Total nonperforming loans	$124,427	100%	$104,977	100%	$93,328	100%

Nonperforming loans at June 30, 2009 totaled $124.4 million, up $19.5 million, or 18.5%, compared to $105.0 at March 31, 2009, and up $31.1 million, or 33.3%, compared to $93.3 million at December 31, 2008. The increase in nonperforming loans from December 31, 2008 to June 30, 2009 occurred across all loan categories, while the increase during the second quarter of 2009 occurred across all loan categories with the exception of real estate construction. Combined, the three commercial nonperforming loan categories (commercial, real estate commercial and real estate construction) totaled $91.4 million at June 30, 2009, or 73% of total nonperforming loans at that date. The majority of the Corporation's net loan charge-offs during the first six months of 2009 occurred within these three loan categories, with 72% of net loan charge-offs in the second quarter of 2009 and 79% of net loan charge-offs during the six months ended June 30, 2009 attributable to commercial loan categories. The increase in nonperforming loans during the second quarter of 2009 also included $4.0 million of real estate residential and consumer loans modified under troubled debt restructurings. The increase in the level of nonperforming loans in the second quarter of 2009 was largely attributable to the recessionary economic conditions in the State of Michigan and in the Corporation's local markets that have been existent since 2006, which worsened in 2008 and have continued to worsen in 2009, with no clear economic indications of improvement in the near future.

The following table presents data related to nonperforming commercial, real estate commercial and real estate construction loans by dollar amount as of the dates indicated:
	June 30, 2009		March 31, 2009		December 31, 2008
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
			(Dollars in thousands)
$5,000,000 or more	1	$ 7,166	1	$ 7,147	1	$ 6,083
$2,500,000 - $4,999,999	6	19,159	4	13,709	3	10,259
$1,000,000 - $2,499,999	16	24,503	16	23,576	12	18,868
$500,000 - $999,999	18	12,460	17	12,931	20	14,758
$250,000 - $499,999	35	12,253	39	13,468	31	10,125
Under $250,000	168	15,834	151	13,389	133	11,291
Total	244	$91,375	228	$84,220	200	$71,384

Nonperforming commercial loans of $21.6 million at June 30, 2009, were up $2.6 million, or 13.5%, from $19.0 million at March 31, 2009 and up $3.6 million, or 20.0%, from $18.0 million at December 31, 2008. The nonperforming commercial loans at June 30, 2009 were not concentrated in any single industry and it is management's belief that the increase during the second quarter of 2009 was primarily reflective of the recessionary economic conditions in Michigan.

Nonperforming real estate commercial loans were $51.6 million at June 30, 2009, up $5.4 million, or 11.8%, from $46.2 million at March 31, 2009 and up $14.3 million, or 38.2%, from $37.3 million at December 31, 2008. At

June 30, 2009, the Corporation's nonperforming real estate commercial loan portfolio was comprised of $30.1 million of loans secured by owner occupied real estate, $12.5 million of loans secured by non-owner occupied real estate and $9.0 million of loans secured by vacant land. Approximately 5% of owner occupied real estate commercial loans, 7% of non-owner occupied real estate commercial loans and 34% of vacant land loans were nonperforming at June 30, 2009. At June 30, 2009, the Corporation's nonperforming real estate commercial loan portfolio was comprised of a diverse mix of commercial lines of business and was also geographically disbursed throughout the Company's market areas. The largest concentration of the $51.6 million in nonperforming real estate commercial loans at June 30, 2009 was one customer relationship totaling $6.1 million that is secured by a combination of vacant land and non-owner occupied commercial real estate. This same customer relationship has another $1.1 million included in nonperforming real estate construction loans. At June 30, 2009, $9.0 million of the nonperforming real estate commercial loans were in various stages of foreclosure with 39 borrowers. The Michigan economy remains weak, thus creating a difficult business environment for many lines of business across the state.

Nonperforming real estate construction loans were $18.2 million at June 30, 2009, down $0.8 million, or 4.5%, from $19.0 million at March 31, 2009 and up $2.1 million, or 13.2%, from $16.1 million at December 31, 2008. The reduction in these loans during the second quarter of 2009 was attributable to loan charge-offs. At June 30, 2009, $16.9 million, or 93%, of nonperforming real estate construction loans were secured by residential development real estate comprised of a combination of improved lots and housing units. The $16.9 million of nonperforming loans secured by residential development projects represented 29% of total residential development loans outstanding of $59 million at June 30, 2009. The economy in Michigan has adversely impacted housing demand throughout the state and, accordingly, the Corporation has experienced an increase in the number of its residential real estate development borrowers with cash flow difficulties associated with a significant decline in sales of both lots and residential real estate.

Nonperforming real estate residential loans were $22.1 million at June 30, 2009, an increase of $7.6 million, or 52.7%, from $14.5 million at March 31, 2009 and up $6.6 million, or 42.4%, from December 31, 2008. At June 30, 2009, a total of $7.9 million of nonperforming real estate residential loans were in various stages of foreclosure. The continuing recessionary economic climate in Michigan resulted in an increasing number of consumer customers with cash flow difficulties and thus the inability to maintain their mortgage loan balances in a performing status.

Nonperforming consumer loans were $6.9 million at June 30, 2009, up from $6.3 million at March 31, 2009 and $6.4 million at December 31, 2008. The continued elevated level of net loan charge-offs in consumer loans has resulted in this category of nonperforming loans not increasing significantly during the six months ended June 30, 2009.

Other real estate and repossessed assets is a component of nonperforming assets that primarily includes real property acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and also personal property held for sale. Other real estate and repossessed assets totaled $18.3 million at June 30, 2009, down $2.3 million, or 11.3%, from $20.7 million at March 31, 2009 and down $1.6 million, or 7.9%, from $19.9 million at December 31, 2008.

At June 30, 2009, other real estate and repossessed assets of $18.3 million was comprised of 48 commercial properties totaling $4.8 million, commercial development properties obtained from four developers totaling $1.4 million, 81 residential real estate properties totaling $5.8 million, 16 residential development projects totaling $5.3 million, and other repossessions, including manufactured housing units, automobiles, boats and recreational vehicles, totaling $1.0 million. The residential development projects totaling $5.3 million were primarily concentrated in seven projects totaling $4.8 million, or 91% of the total. These residential development projects were unfinished and in varying stages of completion. The largest residential development project was a high-rise mixed use condominium building with eleven unsold residential units and a carrying value of $1.8 million. Only one unit has been sold in this project and that unit was sold in 2005. The carrying value of $1.8 million on the high-rise mixed use condominium building at June 30, 2009 was net of $1.2 million in principal write-downs.

The historically large inventory of residential real estate properties for sale across the State of Michigan has resulted in an increase in the Corporation's carrying time and cost of holding other real estate. Consequently, the Corporation had $5.4 million in other real estate properties at June 30, 2009 that had been held in excess of one year as of that date. Due to severe economic conditions in the State of Michigan, management estimated that less than 50% of the other real estate held at June 30, 2009 will be sold during 2009. Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and the Corporation had many nonperforming loans that were in the process of foreclosure at June 30, 2009, it is anticipated that the level of other real estate and repossessed assets will likely rise during 2009 and will likely remain at elevated levels for some period of time. Other real estate properties are carried at the lower of cost or fair value less estimated cost to sell. At June 30, 2009, all of the other real estate properties, except four properties totaling $0.3 million, had been written down to fair value through a combination of a loan charge-off at the transfer of the loan to other real estate and/or as an operating expense write-down due to further market value decline of the property after the initial transfer date. Accordingly, at June 30, 2009, the carrying value of other real estate of $17.3 million was reflective of $10.9 million in write-downs, which represents a 38% average write-down from the contractual loan balance remaining at the time the property was transferred to other real estate.

There were 55 other real estate properties sold during the first six months of 2009 for a net gain of approximately $0.2 million. Net proceeds from these sales totaled $5.5 million and on an average basis represented 56% of the remaining contractual loan balance at the time the Corporation received title to the properties.

Impaired Loans

A loan is considered impaired when management determines it is probable that all of the principal and interest due will not be collected according to the original contractual terms of the loan agreement. In most instances, the impairment is measured based on the fair market value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. A portion of the allowance for loan losses may be specifically allocated to impaired loans. The Corporation has determined that all of its nonaccrual commercial, real estate commercial and real estate construction-commercial loans and loans modified under troubled debt restructurings meet the definition of an impaired loan.

Impaired loans totaled $92.4 million at June 30, 2009, compared to $76.7 million at March 31, 2009 and $59.0 million at December 31, 2008. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that at June 30, 2009, March 31, 2009 and December 31, 2008, $39.8 million, $35.7 million and $30.3 million, respectively, of the impaired loans required a specific allocation of the allowance for loan losses (valuation allowance). The valuation allowance on impaired loans was $11.6 million at June 30, 2009, compared to $10.6 million at March 31, 2009 and $9.2 million at December 31, 2008. At June 30, 2009, of the Corporation's $88.4 million of impaired loans to commercial borrowers, $48.6 million of these impaired loans had been analyzed and deemed to be adequately collateralized so as to not require a valuation allowance. Of the $48.6 million of impaired loans that did not require a valuation allowance at June 30, 2009, $20.5 million were partially charged off in the amount of $13.2 million, with $9.2 million occurring during the first six months of 2009 and the remaining $4.0 million in previous years, primarily as a result of declining real estate values. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from the estimates used on these loans.

The weakened economy in Michigan has resulted in higher loan delinquencies, customer bankruptcies and real estate foreclosures. Based on current economic conditions in Michigan, management expects real estate foreclosures to remain at higher than historical averages. It is also management's belief that the loan portfolio is generally well secured in spite of declining market values for all types of real estate in the State of Michigan and nationwide.

Liquidity and Debt Capacity

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demands and deposit withdrawals and to capitalize on opportunities for business expansion. The Corporation's primary liquidity sources consist of federal funds sold, interest-bearing deposits with unaffiliated banks and others, access to secured borrowing at the Federal Reserve Bank of Chicago, additional Federal Home Loan Bank of Indianapolis (FHLB) borrowings and other borrowings. These sources are supplemented by new deposits and loan payments made by customers. At June 30, 2009, the Corporation held $115 million in deposits at the Federal Reserve Bank.

The Corporation's total loan-to-deposit ratio as of June 30, 2009 and December 31, 2008 was 95.1% and 100.1%, respectively.

FHLB advances are borrowings from the FHLB that have original maturities of greater than one year. FHLB advances totaled $115 million as of June 30, 2009, compared to $135 million as of December 31, 2008 and $130 million as of June 30, 2008. At June 30, 2009, the Corporation's additional borrowing availability through the FHLB, based on the amount of FHLB stock owned by the Corporation, and subject to the FHLB's credit requirements and policies, was $209 million. FHLB advances are collateralized by a blanket lien on qualified one- to four-family residential mortgage loans with an aggregate book value equal to at least 145% of the advances. At June 30, 2009, the carrying value of these types of loans was $722 million.

The scheduled principal repayments on FHLB advances outstanding at June 30, 2009 were as follows (in thousands):
2009	$25,000
2010	40,000
2011	25,000
2012	-
2013	25,000
Total	$115,000

At June 30, 2009, the Corporation had agreements in place to obtain up to $35 million in additional liquidity through borrowings from the Federal Reserve Bank's discount window, at the Corporation's discretion.

The Corporation has various commitments that may impact liquidity. The following table summarizes the Corporation's loan commitments and expected expiration dates by period at June 30, 2009.
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit	$286,507	$56,842	$61,515	$19,208	$424,072
Undisbursed loans	101,808	-	-	-	101,808
Standby letters of credit	31,002	10,601	40	10	41,653
Total commitments	$419,317	$67,443	$61,555	$19,218	$567,533

Since the majority of these loan commitments historically have expired without being drawn upon, the total amount of these loan commitments does not necessarily represent future cash requirements of the Corporation.

Capital Resources

As of June 30, 2009, shareholders' equity was $483.3 million, compared to $491.5 million as of December 31, 2008, resulting in a decrease of $8.2 million, or 1.7%, during the first six months of 2009. The decrease in shareholders' equity during the six months ended June 30, 2009 was primarily attributable to cash dividends, which exceeded net income for the six months ended June 30, 2009. Shareholders' equity as a percentage of total assets was 12.1% as of June 30, 2009 and 12.7% as of December 31, 2008.

The following table represents the Corporation's and Chemical Bank's regulatory capital ratios as of June 30, 2009:

	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Chemical Financial Corporation - actual ratio	10.9%	14.7%	16.0%
Regulatory minimum ratio	4.0	4.0	8.0
Ratio considered "well-capitalized" by regulatory agencies	5.0	6.0	10.0

Chemical Bank - actual ratio	10.2%	13.8%	15.0%
Regulatory minimum ratio	4.0	4.0	8.0
Ratio considered "well-capitalized" by regulatory agencies	5.0	6.0	10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at June 30, 2009 considerably exceeded the regulatory ratios to be considered "well-capitalized" partially due to the Corporation holding $607 million in assets, primarily investment securities, which were assigned a 20% risk rating and $990 million in residential real estate loans and other assets which were assigned a 50% risk rating. These two risk ratings (20% and 50%) represented 38% of the Corporation's total risk-based assets (including off-balance sheet items) at June 30, 2009. Chemical Bank's Tier 1 and Total risk-based capital ratios were similar to the Corporation's at June 30, 2009, as the bank's level of assets and their allocation among the various risk weights are similar to the Corporation's.

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

The presentation of net interest income on an FTE basis is not in accordance with GAAP, but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $0.71 million and $0.57 million for the second quarters of 2009 and 2008, respectively. These adjustments were computed using a 35% federal income tax rate.

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

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2008 at 7.25% and decreased 200 basis points in the first quarter of 2008, 25 basis points in the second quarter of 2008 and 175 basis points in the fourth quarter of 2008 to end the year at 3.25%. During the first six months of 2009, the prime interest rate remained at 3.25% for the entire period. The intended federal funds rate has moved in a similar manner to the prime interest rate. The federal funds rate began 2008 at 4.25% and decreased 200 basis points in the first quarter of 2008, 25 basis points in the second quarter of 2008 and 175 to 200 basis points in the fourth quarter of 2008 to end the year at zero to 0.25%. During the first six months of 2009, the intended federal funds rate remained at zero to 0.25% for the entire period.

The Corporation's balance sheet has historically been liability sensitive, meaning that interest-bearing liabilities generally reprice more quickly than interest-earning assets. Therefore, the Corporation's net interest margin is likely to increase in sustained periods of declining interest rates and decrease in sustained periods of increasing interest rates. This interest rate sensitivity position resulted in a significant increase in net interest income in 2008, as compared to 2007. The Corporation is primarily funded by core deposits. This lower-cost funding base is expected to have a positive impact on the Corporation's net interest income and net interest margin in a declining interest rate environment. However, based on the historically low level of market interest rates and the Corporation's current levels of interest rates on its core deposit transaction accounts, further market interest rate reductions would likely not result in a significant decrease in interest expense. The Corporation's loan portfolio is predominately comprised of fixed interest rate loans.

The Corporation's net interest income (FTE) in the second quarter of 2009 was $37.7 million, a $1.5 million, or 4.1%, increase from net interest income (FTE) of $36.2 million in the second quarter of 2008. The increase primarily resulted from an increase in the average volume of interest-earning assets, particularly in loans, that was partially offset by a decrease in net interest margin. The average volume of interest-earning assets for the three months ended June 30, 2009 increased $246 million, or 7%, compared to the same period in 2008. Over the same time frame, net interest margin decreased 11 basis points from 4.11% in 2008 to 4.00% in 2009. The decline in net interest margin of 11 basis points during the three months ended June 30, 2009, compared to the same time period in 2008, was partially attributable to the significant increase in nonaccrual loans during the twelve months ended June 30, 2009. The average yield on interest-earning assets decreased 72 basis points to 5.20% in the second quarter of 2009, compared to the second quarter of 2008. The average cost of interest-bearing liabilities decreased 83 basis points to 1.55% in the second quarter of 2009, compared to the second quarter of 2008. The decreases in the yield on interest-earning assets and the cost of interest-bearing liabilities were primarily attributable to the lag effect of the decline in market interest rates during 2008.

The Corporation's net interest income (FTE) for the six months ended June 30, 2009, was $74.9 million, an increase of $3.8 million, or 5.3%, compared to the same period in 2008. The increase primarily resulted from an increase in the average volume of interest-earning assets. The average volume of interest-earning assets for the first six months of 2009 increased $192 million, or 5.4%, compared to the same period in 2008. This increase occurred primarily in the loan portfolio, with average loans increasing $173 million, or 6.1%, in the first six months of 2009, compared to the same period in 2008. The net interest margin of 4.03% during the first six months of 2009 was one basis point higher than in the same period in 2008.

The Corporation's net interest income (FTE) for the three months ended June 30, 2009 increased $0.4 million, or 1.2%, compared to the first quarter of 2009. The increase primarily resulted from an increase in the average volume of interest-earning assets that was partly offset by a decrease in net interest margin. The average volume of interest-earning assets for the three months ended June 30, 2009 increased $78 million, or 2.1%, compared to the first quarter of 2009. Over the same time frame, net interest margin decreased 6 basis points from 4.06% in the first quarter of 2009 to 4.00% in the second quarter of 2009. The average yield on interest-earning assets decreased 14 basis points to 5.20% in the second quarter of 2009, compared to the first quarter of 2009. The average cost of interest-bearing liabilities decreased 10 basis points to 1.55% in the second quarter of 2009, compared to the first quarter of 2009.

The Corporation's competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation's markets, the Corporation's increased efforts to expand its deposit relationships with existing customers and the Corporation's financial strength resulted in the Corporation experiencing an increase in deposits during the past year. Total deposits increased $243 million, or 8.4%, during the twelve months ended June 30, 2009, while during the same time frame the Corporation experienced a decrease in the average cost of its deposits.

The Corporation believes it is reasonably possible the prime interest rate and the federal funds rate will remain at the current, historically-low levels for the foreseeable future; however, there can be no assurance to that effect or as to the magnitude of any change in market interest rates should a change occur, as such changes are dependent upon a variety of factors that are beyond the Corporation's control. As market interest rates remain at historically low levels, the Corporation's simulation analysis forecasts that the trend in net interest margin experienced during the first two quarters of 2009 will continue during the remaining two quarters of 2009, as the decline in the yield on interest-earning assets is expected to be higher than the decline in the cost of interest-bearing liabilities. The assumptions used in this forecast are inherently uncertain and are subject to fluctuation and revision in a dynamic environment. As a result, the simulation analysis cannot precisely forecast the net interest margin and net interest income. Actual results will differ from simulated results due to many factors, including interest rate changes, changes in balance sheet components, changes in market conditions and management strategies. The Corporation's ability to maintain the net interest margin is dependent on a number of factors, including, but not limited to, the direction and magnitude of market interest rates, the slope of the interest yield curve, the state of the economic climate in the markets that the Corporation serves, the amount and magnitude of loan prepayments, the Corporation's ability to sell more loan, deposit and other products to existing customers, the degree of competition from other financial institutions for both loan customers and deposit accounts and the Corporation's ability to attract new customers from competitor financial institutions for both loans and deposits.

Average Balances, Tax Equivalent Interest and Effective Yields and Rates*
	Three Months Ended June 30,
	2009			2008
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans**	$2,995,632	$43,255	5.79%	$2,827,260	$44,718	6.35%
Taxable investment securities	518,434	4,024	3.11	526,062	5,473	4.16
Tax-exempt investment securities	90,773	1,346	5.93	65,865	1,026	6.23
Other securities	22,128	267	4.84	22,142	390	7.09
Federal funds sold	-	-	0.00	79,868	412	2.07
Interest-bearing deposits with unaffiliated banks and others	149,799	102	0.27	9,553	55	2.31
Total interest-earning assets	3,776,766	48,994	5.20	3,530,750	52,074	5.92
Less: Allowance for loan losses	65,091			40,005
Other Assets:
Cash and cash due from banks	94,192			92,361
Premises and equipment	52,625			49,553
Interest receivable and other assets	142,663			124,579
Total Assets	$4,001,155			$3,757,238

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$ 518,500	$ 675	0.52%	$ 496,316	$ 1,135	0.92%
Savings deposits	939,661	1,662	0.71	783,278	2,570	1.32
Time deposits	1,123,777	7,471	2.67	1,091,503	10,029	3.70
Securities sold under agreements to repurchase	224,505	239	0.43	179,416	501	1.12
Federal Home Loan Bank advances	119,847	1,258	4.21	130,037	1,637	5.06
Total interest-bearing liabilities	2,926,290	11,305	1.55	2,680,550	15,872	2.38
Noninterest-bearing deposits	548,740			539,260
Total deposits and borrowed funds	3,475,030			3,219,810
Interest payable and other liabilities	37,360			25,502
Shareholders' equity	488,765			511,926
Total Liabilities and Shareholders' Equity	$4,001,155			$3,757,238
Net Interest Spread (FTE)			3.65%			3.54%
Net Interest Income (FTE)		$37,689			$36,202
Net Interest Margin (FTE)			4.00%			4.11%

*	Taxable equivalent basis using a federal income tax rate of 35%.
**	Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields.

Average Balances, Tax Equivalent Interest and Effective Yields and Rates*
	Six Months Ended June 30,
	2009			2008
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans**	$2,985,916	$86,311	5.82%	$2,813,105	$90,520	6.46%
Taxable investment securities	507,575	8,526	3.36	527,200	11,312	4.29
Tax-exempt investment securities	85,967	2,515	5.85	65,083	2,060	6.33
Other securities	22,128	430	3.92	22,140	584	5.30
Federal funds sold	-	-	0.00	105,864	1,430	2.72
Interest-bearing deposits with unaffiliated banks and others	136,377	189	0.28	12,785	176	2.77
Total interest-earning assets	3,737,963	97,971	5.27	3,546,177	106,082	6.00
Less: Allowance for loan losses	62,613			39,974
Other Assets:
Cash and cash due from banks	92,246			93,310
Premises and equipment	52,796			49,765
Interest receivable and other assets	143,926			125,083
Total Assets	$3,964,318			$3,774,361

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$ 531,121	$ 1,439	0.55%	$ 523,415	$ 3,100	1.19%
Savings deposits	924,107	3,558	0.78	776,309	6,016	1.56
Time deposits	1,102,475	14,978	2.74	1,092,311	20,945	3.86
Securities sold under agreements to repurchase	224,426	472	0.42	181,937	1,460	1.61
Federal Home Loan Bank advances	123,472	2,590	4.23	134,851	3,402	5.07
Total interest-bearing liabilities	2,905,601	23,037	1.60	2,708,823	34,923	2.59
Noninterest-bearing deposits	531,423			529,658
Total deposits and borrowed funds	3,437,024			3,238,481
Interest payable and other liabilities	38,862			25,801
Shareholders' equity	488,432			510,079
Total Liabilities and Shareholders' Equity	$3,964,318			$3,774,361
Net Interest Spread (FTE)			3.67%			3.41%
Net Interest Income (FTE)		$74,934			$ 71,159
Net Interest Margin (FTE)			4.03%			4.02%

*	Taxable equivalent basis using a federal income tax rate of 35%.
**	Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields.

Volume and Rate Variance Analysis *
	Three Months Ended June 30, 2009 compared to 2008
	Increase (Decrease) Due to Changes in
	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)
	(In thousands)
Changes in Interest Income:
Loans	$2,660	$(4,123)	$(1,463)
Taxable investment securities	(102)	(1,347)	(1,449)
Tax-exempt investment securities	371	(51)	320
Other securities	-	(123)	(123)
Federal funds sold and interest-bearing deposits
with unaffiliated banks and others	198	(563)	(365)
Total change in interest income	3,127	(6,207)	(3,080)

Changes in Interest Expense:
Interest-bearing demand deposits	67	(527)	(460)
Savings deposits	430	(1,338)	(908)
Time deposits	670	(3,228)	(2,558)
Securities sold under agreements to repurchase	104	(366)	(262)
Federal Home Loan Bank advances	(121)	(258)	(379)
Total change in interest expense	1,150	(5,717)	(4,567)
Total Increase in Net Interest Income (FTE)	$1,977	$ (490)	$1,487

*	Taxable equivalent basis using a federal income tax rate of 35%.
**

The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Volume and Rate Variance Analysis *
	Six Months Ended June 30, 2009 compared to 2008
	Increase (Decrease) Due to Changes in
	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)
	(In thousands)
Changes in Interest Income:
Loans	$ 5,363	$ (9,572)	$ (4,209)
Taxable investment securities	(442)	(2,344)	(2,786)
Tax-exempt investment securities	622	(167)	455
Other securities	-	(154)	(154)
Federal funds sold and interest-bearing deposits
with unaffiliated banks and others	208	(1,625)	(1,417)
Total change in interest income	5,751	(13,862)	(8,111)

Changes in Interest Expense:
Interest-bearing demand deposits	52	(1,713)	(1,661)
Savings deposits	1,014	(3,472)	(2,458)
Time deposits	884	(6,851)	(5,967)
Securities sold under agreements to repurchase	277	(1,265)	(988)
Federal Home Loan Bank advances	(274)	(538)	(812)
Total change in interest expense	1,953	(13,839)	(11,886)
Total Increase in Net Interest Income (FTE)	$ 3,798	$ (23)	$ 3,775

*	Taxable equivalent basis using a federal income tax rate of 35%.
**

The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision and Allowance for Loan Losses

The provision for loan losses (provision) is an increase to the allowance for loan losses (allowance) to provide for probable losses inherent in the loan portfolio. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the remainder of the loan portfolio but that have not been specifically identified. The allowance is comprised of specific allowances (assessed for loans that have known credit weaknesses), pooled allowances based on assigned risk ratings and historical loan loss experience for each loan type, and an unallocated allowance for imprecision in the subjective nature of the specific and pooled allowance methodology. Management evaluates the allowance on a quarterly basis to ensure the level is adequate to absorb probable losses inherent in the loan portfolio. This evaluation process is inherently subjective as it requires estimates that may be susceptible to significant change and has the potential to affect net income materially. The Corporation's methodology for measuring the adequacy of the allowance includes several key elements, which includes a review of the loan portfolio, both individually and by category, and includes consideration of changes in the mix and volume of the loan portfolio, actual loan loss experience, review of collateral values, the financial condition of the borrowers, industry and geographical exposures within the portfolio, economic conditions and employment levels of the Corporation's local markets and other factors affecting business sectors. Management believes that the allowance for loan losses is currently maintained at an appropriate level, considering the inherent risk in the loan portfolio. Future significant adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies or the level of loan losses incurred.

The provision for loan losses was $15.2 million in the second quarter of 2009, compared to $14.0 million in the first quarter of 2009 and $6.5 million in the second quarter of 2008. Net loan charge-offs were $7.8 million in the second quarter of 2009, compared to $8.5 million in the first quarter of 2009 and $6.5 million in the second quarter of 2008. Net loan charge-offs as a percentage of average loans (annualized) on a year-to-date basis were 1.10%, 1.15% and 0.64% as of June 30, 2009, March 31, 2009 and June 30, 2008, respectively. Net loan charge-offs during the second quarter of 2009 occurred primarily in the commercial loan types (commercial, real estate commercial and real estate construction loans). The level of net loan charge-offs reflects the general deterioration in credit quality across the entire loan portfolio. Net loan charge-offs of commercial, real estate commercial and real estate construction loans totaled $5.6 million during the second quarter of 2009 and represented 72% of total net loan charge-offs during the second quarter. The commercial loan type net loan charge-offs during the second quarter of 2009 were not concentrated in any one industry or borrower. Nonperforming loans of $124.4 million at June 30, 2009 were up $19.5 million, or 18.5%, from March 31, 2009. The level of the provision for loan losses each quarter reflects management's assessment of the adequacy of the allowance for loan losses.

During the second quarter of 2009, the Corporation's specific allocation of the allowance for loan losses to impaired loans (valuation allowance) increased $1.0 million to $11.6 million at June 30, 2009 from $10.6 million at March 31, 2009. The increase in the valuation allowance is generally reflective of the increase in impaired loans during the second quarter of 2009. Impaired loans were $92.4 million at June 30, 2009, up $15.6 million, or 20.3%, from March 31, 2009.

At June 30, 2009, the Corporation, after individually reviewing its impaired loans to commercial borrowers of $88.4 million, determined that $48.6 million of these loans were deemed to have sufficient collateral values so as not to require a valuation allowance. Of the $48.6 million of loans that did not have a valuation allowance, $20.5 million of these loans had been partially charged down in the amount of $13.2 million, with $9.2 million occurring during the first six months of 2009 and the remaining $4.0 million in previous years, primarily as a result of declining real estate values.

Economic conditions in the Corporation's markets, all within Michigan, were generally less favorable than those nationwide during the six-month period ended June 30, 2009. Forward-looking indicators suggest these economic conditions will continue for the remainder of 2009. Accordingly, management believes net loan losses, delinquencies and nonperforming loans will remain at elevated levels throughout 2009.

At June 30, 2009, the allowance was $70.0 million, compared to $62.6 million at March 31, 2009, $57.1 million at December 31, 2008 and $39.7 million at June 30, 2008. The allowance as a percentage of total period-end loans was 2.35% at June 30, 2009, compared to 2.12% at March 31, 2009, 1.91% at December 31, 2008 and 1.39% at June 30,

2008. The allowance for loan losses as a percentage of nonperforming loans was 56% at June 30, 2009, compared to 60% at March 31, 2009, 61% at December 31, 2008 and 55% at June 30, 2008.

Noninterest Income

The following includes the major components of noninterest income during the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Service charges on deposit accounts	$ 4,781	$ 5,007	$ 9,256	$ 9,781
Trust and investment services revenue	2,374	2,838	4,749	5,492
Other fees for customer services	573	581	1,088	1,180
ATM and network user fees	1,012	819	1,984	1,588
Insurance commissions	409	313	723	541
Mortgage banking revenue	1,462	524	2,612	1,060
Investment securities gains	95	1,716	95	1,716
Other	252	161	308	181
Total Noninterest Income	$10,958	$11,959	$20,815	$21,539

Total noninterest income for the three and six months ended June 30, 2009 decreased $1.0 million, or 8.4%, and $0.7 million, or 3.4%, respectively, compared to the same periods in 2008. Changes in certain categories of noninterest income between the second quarter of 2009 and 2008 are discussed below.

The Corporation experienced decreases in certain noninterest income categories in the second quarter of 2009 compared to the second quarter of 2008, including decreases in service charges on deposit accounts of $0.2 million, or 4.5%, decreases in trust and investment services revenue of $0.5 million, or 16.3%, and decreases in investment securities gains of $1.6 million.

The decline in service charges on deposit accounts was due primarily to decreases in both overdraft and business service charge fee income. The decline in the trust and investment services revenue was largely due to general declines in the U.S. equity market during the last quarter of 2008 and the first two quarters of 2009, which negatively impacted the value of trust customers' asset values, on which fees are generally based.

During the second quarter of 2009, the Corporation realized $0.1 million in investment securities gains primarily attributable to the sale of the remainder of the Corporation's MasterCard Class B shares. The Corporation realized a $1.7 million gain related to the sale of 92% of the Corporation's MasterCard Class B shares in the second quarter of 2008.

The Corporation experienced increases in certain noninterest income categories in the second quarter of 2009 compared to the second quarter of 2008, including ATM and network user fees of $0.2 million, or 23.6%, mortgage banking revenue of $0.9 million and other noninterest income of $0.1 million, or 56.5%.

The increase in ATM and network user fees was primarily due to an increase in ATM usage by bank customers and to an increase in the ATM user fee for non-customers.

The increase in mortgage banking revenue in the second quarter of 2009 was primarily due to the increased volume of loans sold in the secondary market compared to the second quarter of 2008 and a rise in the net gains associated with those sold loans. The Corporation originated $154 million of real estate residential loans during the three months ended June 30, 2009, of which $133 million, or 86%, of these loans were originated for sale in the secondary market, compared to the origination of $122 million in real estate residential loans during the three months ended June 30, 2008 of which $44 million, or 36%, were originated for sale in the secondary market. The Corporation originated $294 million of real estate residential loans during the six months ended June 30, 2009, of which $251 million, or 85%, of these loans were originated for sale in the secondary market, compared to the origination of $193 million in real estate residential loans during the six months ended June 30, 2008 of which $90 million, or 47%, were originated for sale in the secondary market. At June 30, 2009, the Corporation was servicing $701 million of real estate residential loans that had been originated by the Corporation in its market areas and subsequently sold in the secondary mortgage market, up from $604 million at December 31, 2008.

The increase in other noninterest income in the second quarter of 2009 was primarily due to $0.2 million in nonrecurring noninterest income from a final insurance settlement due to damage to a branch building from a fire in an adjacent structure in 2007.

Operating Expenses

The following includes the major categories of operating expenses during the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Salaries and wages	$12,250	$12,299	$24,444	$23,838
Employee benefits	2,433	2,511	5,656	5,451
Occupancy	2,407	2,360	5,114	5,130
Equipment	2,364	2,133	4,706	4,320
Postage and courier	735	755	1,464	1,601
Supplies	320	433	730	807
Professional fees	850	743	1,854	1,826
Outside processing / service fees	767	818	1,595	1,495
Michigan business taxes	122	83	115	208
Advertising and marketing	538	743	1,132	1,086
Intangible asset amortization	217	453	420	984
Telephone	495	529	883	1,093
FDIC insurance premiums	3,094	182	4,246	263
Other real estate and repossessed asset expenses	1,458	845	3,076	2,024
Loan and collection costs	798	244	1,372	537
Non-loan losses	63	686	119	695
Other	1,105	1,068	2,295	2,371
Total Operating Expenses	$30,016	$26,885	$59,221	$53,729

Total operating expenses of $30.0 million in the second quarter of 2009 were up $3.1 million, or 11.6%, from the second quarter of 2008. The increase in operating expenses during the three-month period ended June 30, 2009, compared to the same period in 2008, was primarily due to an increase in FDIC insurance premiums. Increases also occurred in equipment, other real estate and repossessed asset expenses and loan and collection costs. These higher expenses were partially offset by decreases in numerous operating expense categories, most significantly in supplies, advertising and marketing, intangible asset amortization and non-loan losses.

FDIC insurance premiums of $3.1 million in the second quarter of 2009 were up $2.9 million from the second quarter of 2008. The increase was attributable to an industry-wide FDIC special assessment as of June 30, 2009 and an increase in fee assessment rates that took effect at the beginning of 2009.

In May 2009, the FDIC issued a final rule applicable to all insured depository institutions that resulted in a 5 basis point special assessment on June 30, 2009, based on an institution's total assets less Tier 1 capital as of that date, with the potential for additional special assessments of up to 5 basis points at the end of any calendar quarter thereafter. The special assessment is part of the FDIC's efforts to rebuild the Deposit Insurance Fund. FDIC insurance premiums during the three months ended June 30, 2009 included a $1.8 million expense accrual related to the special assessment. The Corporation cannot provide any assurance as to the ultimate amount or timing of any additional special assessments, should such special assessments occur, as such special assessments are dependent upon a variety of factors which are beyond the Corporation's control.

With regard to the increase in the fee assessment rates, the FDIC finalized a rule in December 2008 that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment. The new rule resulted in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points. The Corporation's sole subsidiary bank, Chemical Bank, was by definition a Risk Category 1 institution during the six months ended June 30, 2009. In February 2009, the FDIC issued final rules to amend the Deposit Insurance Fund restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions to begin in the second quarter of 2009. Effective April 1, 2009, for Risk Category 1 institutions, the methodology for establishing assessment rates for large institutions, such as Chemical Bank, was established to determine the initial base assessment rate by using a weighted combination of weighted-average CAMELS component ratings, long-term debt issuer ratings (converted to numbers and averaged) and certain financial ratios. The new initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis, and from 7 to 24 basis points after the effect of potential base-rate adjustments. The increase in deposit insurance expense during the second quarter of 2009, compared to the second quarter of 2008, was also partially related to the Corporation's utilization of available credits to offset assessments during the second quarter of 2008, which were fully utilized for assessments as of December 31, 2008 and to the additional 10 basis point assessment paid on covered transaction accounts exceeding $0.25 million under the FDIC's Temporary Liquidity Guaranty Program.

Equipment expenses of $2.4 million during the second quarter of 2009 were $0.2 million, or 10.8%, higher than the second quarter of 2008. The increase was due to higher depreciation costs.

Supplies expense of $0.3 million in the second quarter of 2009 was down $0.1 million, or 26.1%, from the second quarter of 2008. The decrease was primarily the result of a corporate effort to partner with a new supplies vendor to automate and provide stronger controls over the purchase of supplies.

Advertising and marketing expenses of $0.5 million during the second quarter of 2009 were $0.2 million, or 27.6%, lower than in the second quarter of 2008.

Intangible asset amortization expense of $0.2 million in the second quarter of 2009 was down $0.2 million, or 52.1%, from the second quarter of 2008. The decrease was due to several core deposit intangible assets becoming fully amortized during 2008.

Other real estate and repossessed asset expenses of $1.5 million during the second quarter of 2009 were $0.6 million, or 72.5%, higher than in the second quarter of 2008. The increase was primarily attributable to higher carrying costs and write-downs on other real estate and repossessed assets in 2009 compared to 2008.

Loan and collection costs of $0.8 million during the second quarter of 2009 were $0.6 million, or 227%, higher than in the second quarter of 2008. The increase was primarily attributable to expenses related to the collection of nonperforming loans.

Non-loan losses of $0.1 million during the second quarter of 2009 were $0.6 million, or 90.8%, lower than in the second quarter of 2008. The decrease was primarily due to a $0.6 million loss contingency accrual attributable to a merchant credit card customer during the second quarter of 2008.

Income Tax Expense

The Corporation's effective federal income tax rate was 15.7% in the second quarter of 2009, compared to 32.4% in the second quarter of 2008. For the six months ended June 30, 2009 and 2008, the Corporation's effective federal income tax rates were 15.9% and 32.7%, respectively. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate is primarily a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pre-tax net income and tax credits. The significant decrease in the Corporation's effective federal income tax rate for the second quarter of 2009 compared to the second quarter of 2008 was due to the reduction in the Corporation's pre-tax net income. The Corporation records income tax expense for interim periods in accordance with Accounting Principles Board Opinion No. 28, "Interim Financial Reporting" (APB 28), and FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods" (FIN 18). At June 30, 2009, as allowed by FIN 18, the Corporation could not reliably estimate the actual effective annual tax rate due to the potential variability of the Corporation's pre-tax income in subsequent quarters for 2009. Therefore, the Corporation recorded income tax expense for the three and six month periods ended June 30, 2009 at the actual effective tax rate for these periods rather than at an estimate of the annual effective tax rate.

Market Risk

Market risk is primarily the risk of loss arising from adverse changes in the fair value of financial instruments due primarily to changes in interest rates. Future volatility and instability of the global financial markets could increase the Corporation's market risk. Interest rate risk is the Corporation's primary market risk and results from timing differences in the repricing of assets and liabilities and changes in relationships between rate indices. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates and differences in the timing of when interest-earning assets and interest-bearing liabilities reprice. Consistency of the Corporation's net interest income is largely dependent upon the effective management of interest rate risk. Interest rate risk arises in the normal course of the Corporation's business due to differences in the repricing and maturity characteristics of interest rate sensitive assets and liabilities. Sensitivity of earnings to interest rate changes arises when yields on assets change differently from the interest costs on liabilities. Interest rate sensitivity is determined by the amount of interest-earning assets and interest-bearing liabilities repricing within a specific time period and the magnitude by which interest rates change on the various types of interest-earning assets and interest-bearing liabilities. The management of interest rate sensitivity includes monitoring the maturities and repricing opportunities of interest-earning assets and interest-bearing liabilities. Interest rate sensitivity management aims at achieving reasonable stability in both net interest income and the net interest margin through periods of changing interest rates. The Corporation's goal is to avoid a significant decrease in net interest income and thus an adverse impact on the profitability of the Corporation in periods of changing interest rates. It is necessary to analyze projections of net interest income based upon the repricing characteristics of the Corporation's interest-earning assets and interest-bearing liabilities and the varying magnitude by which interest rates may change on loans, investment securities, interest-bearing deposit accounts and borrowings. The Corporation's interest rate sensitivity is managed through policies and risk limits approved by the boards of directors of the Corporation and its subsidiary bank and an Asset and Liability Committee (ALCO). The ALCO, which is comprised of executive management from various areas of the Corporation, including finance, treasury management, lending, risk management and deposit gathering, meets regularly to execute asset and liability management strategies. The ALCO establishes guidelines and monitors the sensitivity of earnings to changes in interest rates. The goal of the ALCO process is to maximize net interest income and the net present value of future cash flows within authorized risk limits.

The Corporation has not used interest rate swaps or other derivative financial instruments in the management of interest rate risk, other than best efforts forward loan delivery commitments utilized to offset the interest rate risk of interest rate lock commitments provided to customers on unfunded residential mortgage loans intended to be sold in the secondary market. In the normal course of the mortgage loan selling process, the Corporation enters into a best efforts forward loan delivery commitment with an investor. The Corporation's exposure to market risk on these best efforts forward loan delivery commitments has historically not been significant.

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

The Corporation's interest rate risk position has historically been liability sensitive, meaning net interest income has been expected to increase if market interest rates fall and decrease if market interest rates rise, other factors being unchanged. As market interest rates decreased significantly during 2008 to historically low levels, the Corporation's liability sensitive position became partially limited by the magnitude of change in interest rates, as repriceable deposit liabilities cannot be repriced lower by the same magnitude as the assets scheduled to reprice if short-term market interest rates further decline. In addition, a large portion of the Corporation's loan portfolio is priced at interest rates which are fixed for more than one year, which results in loans that may reprice in different time periods than those time periods in which market interest rate changes occur.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information concerning quantitative and qualitative disclosures about market risk is contained in the discussion regarding interest rate risk and sensitivity under the captions "Liquidity Risk" and "Market Risk" of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2008.

The Corporation does not believe that there has been a material change in the nature or categories of the Corporation's primary market risk exposure, or the particular markets that present the primary risk of loss to the Corporation. As of the date of this report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Corporation manages its primary market risk exposure, as described in the sections of its Annual Report on Form 10-K for the year ended December 31, 2008, have not changed materially during the current year. As of the date of this report, the Corporation does not expect to make material changes in those methods in the near term. The Corporation may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

The Corporation's market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships are largely determined by market factors that are beyond the Corporation's control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned "Safe Harbor Statement" in this report for a discussion of the limitations on the Corporation's responsibility for such statements. In this discussion, "near term" means a period of one year following the date of the most recent consolidated statement of financial position contained in this report.
Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

The Corporation's annual meeting of shareholders was held on April 20, 2009. At that meeting, the shareholders voted on two matters: the election of directors and the approval of the proposed amendment to the Restated Articles of Incorporation to authorize the issuance of up to 200,000 shares of preferred stock. All directors of the Corporation were standing for election at the meeting. The directors were elected by the following votes:
Election of Directors	Votes Cast

All nominees for director were elected:	For	Withheld
Gary E. Anderson	19,047,227	171,157
J. Daniel Bernson	19,043,440	174,944
Nancy Bowman	19,000,705	217,679
James A. Currie	19,020,556	197,828
Thomas T. Huff	18,899,629	318,755
Michael T. Laethem	19,012,219	206,165
Geoffery E. Merszei	15,251,781	3,966,603
Terence F. Moore	17,624,548	1,593,836
Aloysius J. Oliver	15,140,750	4,077,634
David B. Ramaker	18,883,356	335,028
Larry D. Stauffer	19,011,342	207,042
William S. Stavropoulos	18,960,316	258,068
Franklin C. Wheatlake	19,059,674	158,710

There were no broker non-votes with respect to any nominee for director.

The amendment to the Restated Articles of Incorporation to authorize the issuance of up to 200,000 shares of preferred stock was approved by the following votes:
Votes Cast

For	Against	Abstain	Broker Non-Votes
15,457,861	546,891	143,915	3,069,717

Item 6.	Exhibits

          Exhibits.  The following exhibits are filed as part of this report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Articles of Incorporation.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Current Report on Form 8-K filed with the SEC on January 23, 2009. Here incorporated by reference.

4.1	Selected provisions of Restated Articles of Incorporation. See Exhibit 3.1.

4.2	Selected provisions of Bylaws. See Exhibit 3.2.

31.1	Certification. Certification of Chairman of the Board, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CHEMICAL FINANCIAL CORPORATION

Date: August 5, 2009	By: /s/ David B. Ramaker
David B. Ramaker Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: August 5, 2009	By: /s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Document

3.1	Restated Articles of Incorporation.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Current Report on Form 8-K filed with the SEC on January 23, 2009. Here incorporated by reference.

4.1	Selected provisions of Restated Articles of Incorporation. See Exhibit 3.1.

4.2	Selected provisions of Bylaws. See Exhibit 3.2.

31.1	Certification. Certification of Chairman of the Board, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.