Form 10-Q
period 2009-09-30
CHEMICAL FINANCIAL CORP
filed 2009-11-05
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2009

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

235 E. Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

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

The number of shares outstanding of the registrant's Common Stock, $1 par value, as of October 23, 2009, was 23,889,766 shares.

INDEX

Chemical Financial Corporation
Form 10-Q

Index to Form 10-Q
		Page

Forward-Looking Statements		3

Part I.	Financial Information

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2008)	4

	Consolidated Statements of Financial Position as of September 30, 2009, December 31, 2008 and September 30, 2008	4

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2009 and September 30, 2008	5

	Consolidated Statements of Changes in Shareholders' Equity for the Nine Months Ended September 30, 2009 and September 30, 2008	6

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and September 30, 2008	7

	Notes to Consolidated Financial Statements	8-26

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27-51

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	52

Part II.	Other Information

Item 1A.	Risk Factors	53

Item 6.	Exhibits	54

Signatures		55

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

Part I. Financial Information
Item 1.	Financial Statements

Chemical Financial Corporation
Consolidated Statements of Financial Position

	September 30, 2009	December 31, 2008	September 30, 2008
	(Unaudited)		(Unaudited)
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$90,215	$168,650	$107,311
Federal funds sold	-	-	2,000
Interest-bearing deposits with unaffiliated banks and others	375,489	4,572	4,579
Total cash and cash equivalents	465,704	173,222	113,890
Investment securities:
Available-for-sale, at fair value	512,413	449,947	455,158
Held-to-maturity (fair value - $126,917 at September 30, 2009, $90,556 at December 31, 2008 and $106,184 at September 30, 2008)	132,438	97,511	111,261
Total investment securities	644,851	547,458	566,419
Other securities	22,128	22,128	22,142
Loans held-for-sale	7,043	8,463	10,861
Loans:
Commercial	575,062	587,554	574,006
Real estate commercial	782,640	786,404	776,617
Real estate construction	118,116	119,001	133,615
Real estate residential	753,744	839,555	831,700
Consumer	773,902	649,163	612,433
Total loans	3,003,464	2,981,677	2,928,371
Allowance for loan losses	(77,491)	(57,056)	(46,412)
Net loans	2,925,973	2,924,621	2,881,959
Premises and equipment (net of accumulated depreciation of $75,915 at September 30, 2009, $71,614 at December 31, 2008 and $70,011 at September 30, 2008)	53,172	53,036	51,471
Goodwill	69,908	69,908	69,908
Other intangible assets	5,477	5,241	5,594
Interest receivable and other assets	74,107	70,236	65,842
Total Assets	$4,268,363	$3,874,313	$3,788,086
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$533,430	$524,464	$531,355
Interest-bearing	2,870,069	2,454,328	2,412,521
Total deposits	3,403,499	2,978,792	2,943,876
Interest payable and other liabilities	36,891	35,214	23,606
Short-term borrowings	233,693	233,738	224,684
Federal Home Loan Bank (FHLB) advances	115,000	135,025	90,025
Total liabilities	3,789,083	3,382,769	3,282,191
Shareholders' equity:
Preferred stock, no par value:
Authorized - 200,000 shares, none issued	-	-	-
Common stock, $1 par value per share:
Authorized - 30,000,000 shares; Issued and outstanding - 23,889,766 shares at September 30, 2009, 23,880,593 shares at December 31, 2008 and $23,876,527 shares at September 30, 2008	23,890	23,881	23,877
Surplus	347,667	346,916	346,652
Retained earnings	119,920	133,578	139,037
Accumulated other comprehensive loss	(12,197)	(12,831)	(3,671)
Total shareholders' equity	479,280	491,544	505,895
Total Liabilities and Shareholders' Equity	$4,268,363	$3,874,313	$3,788,086

See accompanying notes to consolidated financial statements.

Chemical Financial Corporation
Consolidated Statements of Income (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$43,289	$45,211	$129,079	$135,272
Interest on investment securities:
Taxable	3,527	5,333	12,053	16,645
Tax-exempt	962	738	2,632	2,120
Dividends on other securities	132	211	562	795
Interest on federal funds sold	-	180	-	1,610
Interest on deposits with unaffiliated banks and others	156	15	345	191
Total interest income	48,066	51,688	144,671	156,633
Interest Expense
Interest on deposits	9,942	12,986	29,917	43,047
Interest on short-term borrowings	251	482	723	1,942
Interest on FHLB advances	1,210	1,500	3,800	4,902
Total interest expense	11,403	14,968	34,440	49,891
Net Interest Income	36,663	36,720	110,231	106,742
Provision for loan losses	14,200	22,000	43,400	31,200
Net interest income after provision for loan losses	22,463	14,720	66,831	75,542
Noninterest Income
Service charges on deposit accounts	4,949	5,316	14,205	15,097
Trust and investment services revenue	2,306	2,616	7,055	8,108
Other charges and fees for customer services	1,971	1,927	5,766	5,236
Mortgage banking revenue	840	348	3,452	1,408
Investment securities gains	-	6	95	1,722
Other-than-temporary impairment writedown of investment security	-	(444)	-	(444)
Other	26	285	334	466
Total noninterest income	10,092	10,054	30,907	31,593
Operating Expenses
Salaries, wages and employee benefits	15,765	15,075	45,865	44,364
Occupancy	2,497	2,472	7,611	7,602
Equipment	2,435	2,346	7,141	6,666
Other	8,885	6,857	28,186	21,847
Total operating expenses	29,582	26,750	88,803	80,479
Income (Loss) Before Income Taxes	2,973	(1,976)	8,935	26,656
Federal income tax expense (benefit)	500	(951)	1,450	8,400
Net Income (Loss)	$2,473	$(1,025)	$7,485	$18,256

Net Income (Loss) Per Common Share:
Basic	$0.10	$(0.04)	$0.31	$0.77
Diluted	0.10	(0.04)	0.31	0.77
Cash Dividends Per Common Share	0.295	0.295	0.885	0.885

See accompanying notes to consolidated financial statements.

Chemical Financial Corporation
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share data)
Balances at January 1, 2008	$23,815	$344,579	$141,867	$(1,797)	$508,464
Comprehensive income:
Net income			18,256
Other:
Net unrealized losses on investment securities-available-for-sale, net of tax benefit of $1,078				(2,005)
Reclassification adjustment for other-than- temporary impairment loss realized on investment security included in net income, net of tax benefit of $155				289
Adjustment for pension and other postretirement benefits, net of tax benefit of $85				(158)
Comprehensive income					16,382
Cash dividends declared of $0.885 per share			(21,086)		(21,086)
Shares issued - stock options	54	1,357			1,411
Shares issued - directors' stock purchase plan	8	223			231
Share-based compensation		493			493
Balances at September 30, 2008	$23,877	$346,652	$139,037	$(3,671)	$505,895

Balances at January 1, 2009	$23,881	$346,916	$133,578	$(12,831)	$491,544
Comprehensive income:
Net income			7,485
Other:
Net unrealized gains on investment securities-available-for-sale, net of tax expense of $428				794
Reclassification adjustment for realized gain on call of investment security- available-for-sale included in net income, net of tax expense of $6				(11)
Adjustment for pension and other postretirement benefits, net of tax benefit of $80				(149)
Comprehensive income					8,119
Cash dividends declared of $0.885 per share			(21,143)		(21,143)
Shares issued - directors' stock purchase plan	9	235			244
Share-based compensation		516			516
Balances at September 30, 2009	$23,890	$347,667	$119,920	$(12,197)	$479,280

See accompanying notes to consolidated financial statements.

Chemical Financial Corporation
Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities:	(In thousands)
Net income	$7,485	$18,256
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	43,400	31,200
Gains on sales of loans	(5,221)	(1,414)
Proceeds from sales of loans	310,693	116,601
Loans originated for sale	(304,052)	(118,165)
Loss on repurchase of sold loans	-	23
Investment securities gains	(95)	(1,722)
Other-than-temporary impairment writedown of investment security	-	444
Net gains on sales of other real estate and repossessed assets	(303)	(172)
Gain on sale of branch bank property	(58)	(295)
Net losses on disposal of premises and equipment	45	-
Depreciation of premises and equipment	4,783	4,234
Amortization of intangible assets	2,119	2,122
Net amortization of premiums and discounts on investment securities	394	458
Share-based compensation expense	516	493
Contribution to defined benefit pension plan	(2,500)	-
Net increase in interest receivable and other assets	(5,317)	(6,380)
Net increase in interest payable and other liabilities	4,048	843
Net cash provided by operating activities	55,937	46,526
Cash Flows From Investing Activities:
Investment securities-available-for-sale:
Proceeds from maturities, calls and principal reductions	198,188	114,972
Proceeds from sale	78	1,724
Purchases	(259,811)	(70,882)
Investment securities-held-to-maturity:
Proceeds from maturities, calls and principal reductions	31,653	37,482
Purchases	(66,595)	(57,020)
Other securities:
Purchases	-	(7)
Net increase in loans	(57,615)	(166,697)
Proceeds from sales of other real estate and repossessed assets	11,648	7,585
Proceeds from sale of branch bank property	225	554
Purchases of premises and equipment, net	(4,964)	(6,000)
Net cash used in investing activities	(147,193)	(138,289)
Cash Flows From Financing Activities:
Net increase in noninterest-bearing and interest-bearing demand deposits and savings accounts	273,798	74,297
Net increase (decrease) in time deposits	150,909	(6,010)
Net (decrease) increase in securities sold under agreements to repurchase	(45)	27,321
Repayment of FHLB advances	(20,025)	(60,024)
Cash dividends paid	(21,143)	(21,086)
Proceeds from directors' stock purchase plan	244	231
Tax benefits from share-based awards	-	134
Proceeds from exercise of stock options	-	1,277
Net cash provided by financing activities	383,738	16,140
Net increase (decrease) in cash and cash equivalents	292,482	(75,623)
Cash and cash equivalents at beginning of period	173,222	189,513
Cash and Cash Equivalents at End of Period	$465,704	$113,890

Supplemental Disclosure of Cash Flow Information:
Interest paid	$35,375	$51,611
Federal income taxes paid	6,350	13,381
Loans transferred to other real estate and repossessed assets	12,863	13,527
Investment securities-Available-for-sale transferred to Investment securities-Held-to-maturity	-	502
Closed branch bank properties transferred to other assets	-	225

See accompanying notes to consolidated financial statements.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2009

Note 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Chemical Financial Corporation (Corporation) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments believed necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2008.

Certain prior year amounts have been reclassified to place them on a basis comparable with the current period's financial statements. Such reclassifications had no impact on net income or shareholders' equity.

Fair Value Measurement

Fair value refers to the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants in the market in which the reporting entity transacts such sales or transfers based on the assumptions market participants would use when pricing an asset or liability. Assumptions are developed based on prioritizing information within a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity's own data.

The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Corporation to record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At September 30, 2009, December 31, 2008 and September 30, 2008, the Corporation had not elected the fair value option for any financial assets or liabilities.

Share-Based Compensation

The Corporation accounts for share-based compensation using the modified-prospective transition method. Under that method, compensation expense is recognized for all unvested share-based awards granted prior to January 1, 2006, and all share-based awards granted after December 31, 2005, based on the estimated grant date fair value as computed using the Black-Scholes option pricing model.

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

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at the enacted tax rates expected to be applied to taxable income in the years in which those differences are expected to be recovered or settled. Income tax positions are evaluated to determine whether it is more-likely-than-not that a tax

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2009

position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50% likely to be realized. Reserves for contingent tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions, are reviewed quarterly for adequacy based upon developments in tax law and the status of audit examinations. The Corporation had no reserve for contingent income tax liabilities recorded at September 30, 2009.

The tax periods open to examination by the Internal Revenue Service include the calendar years ended December 31, 2008, 2007 and 2006. The same calendar years are open to examination for the Michigan Business Tax/Michigan Single Business Tax with the addition of the calendar years ended December 31, 2005 and 2004.

Earnings Per Share

Basic earnings per share for the Corporation is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Basic earnings per share excludes any dilutive effect of common stock equivalents.

Diluted earnings per share for the Corporation is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents. Average shares of common stock for diluted net income per share include shares to be issued upon exercise of stock options, stock to be issued for the deferred compensation plan for non-employee directors, and stock to be issued for the stock purchase plan for non-employee community advisors. For any period in which a loss is recorded, the assumed exercise of stock options and stock to be issued for the deferred compensation plan and the stock purchase plan would have an anti-dilutive impact on the loss per share and thus are excluded in the diluted earnings per share calculation.

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per share computations:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Numerator for both basic and diluted earnings per share, net income (loss)	$ 2,473	$ (1,025)	$ 7,485	$18,256

Denominator for basic earnings per share, weighted average common shares outstanding	23,890	23,836	23,890	23,827
Weighted average common stock equivalents	22	-	17	12
Denominator for diluted earnings per share	23,912	23,836	23,907	23,839

Basic earnings per share	$ 0.10	$ (0.04)	$ 0.31	$ 0.77
Diluted earnings per share	0.10	(0.04)	0.31	0.77

The average number of exercisable employee stock option awards outstanding that were "out-of-the-money," whereby the option exercise price per share exceeded the market price per share and therefore were not included in the computation of earnings per share were as follows: 564,502 and 481,153 for the three months ended September 30, 2009 and 2008, respectively, and 515,172 and 546,044 for the nine months ended September 30, 2009 and 2008, respectively.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2009

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

On April 20, 2009, the shareholders of the Corporation authorized the board of directors of the Corporation to issue up to 200,000 shares of preferred stock in connection with either an acquisition by the Corporation of an entity that has shares of preferred stock issued and outstanding pursuant to any program established by the United States government or participation by the Corporation in any program established by the United States government. As of September 30, 2009, no shares of preferred stock were issued and outstanding.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of related tax benefits (expense), at September 30, 2009, December 31, 2008 and September 30, 2008 were as follows:
	September 30, 2009	December 31, 2008	September 30, 2008
	(In thousands)

Net unrealized gains (losses) on investment
   securities-available-for-sale, net of related tax
   (expense) benefit of ($2,032) at September 30,
   2009, ($1,610) at December 31, 2008 and $75
   at September 30, 2008.

	$ 3,773	$ 2,990	$ (140)
Pension and other postretirement benefits adjustment, net of related tax benefit of $8,599 at September 30, 2009, $8,519 at December 31, 2008, and $1,901 at September 30, 2008.	(15,970)	(15,821)	(3,531)
Accumulated other comprehensive loss	$(12,197)	$(12,831)	$(3,671)

Operating Segment

The Corporation operates in a single operating segment - commercial banking. The Corporation is a financial holding company that operates through one commercial bank, Chemical Bank, at September 30, 2009. Chemical Bank operates primarily within the State of Michigan as a single state-chartered commercial bank. Chemical Bank operates through an internal organizational structure of four regional banking units, offering a full range of commercial banking and fiduciary products and services to the residents and business customers in the bank's geographical market areas. The products and services offered by the regional banking units, through branch banking offices, as well as the pricing of these products and services, are generally consistent throughout the Corporation. The marketing of products and services throughout the Corporation's regional banking units is generally uniform, as many of the markets served by the regional banking units overlap. The distribution of products and services is uniform throughout the Corporation's regional banking units and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.

The Corporation's primary sources of revenue are from its loan products and investment securities.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2009

Pending Accounting Pronouncements

Postretirement Benefit Plan Asset Disclosures: In December 2008, the Financial Accounting Standards Board (FASB) issued new guidance impacting Accounting Standards Codification (ASC) Topic 715, Compensation-Retirement Benefits. The new guidance requires additional disclosures in an employer's financial statements about plan assets of a defined benefit pension or other postretirement plan, including disclosure of the fair value of each major category of plan assets, disclosure of the level within the fair value hierarchy in which each major category of plan assets falls, and a reconciliation of beginning and ending balances of plan assets measured using significant unobservable inputs. Upon initial application, the provisions of the new guidance are not required for earlier periods that are presented for comparative purposes. The disclosures about plan assets required by the new guidance must be provided for fiscal years ending after December 15, 2009 and are not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

Transfers of Financial Assets: In June 2009, the FASB issued SFAS 166, "Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140" (SFAS 166). SFAS 166 amends existing guidance by eliminating the concept of a qualifying special-purpose entity (QSPE), creating more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifying other sale-accounting criteria and changing the initial measurement of a transferor's interest in transferred financial assets. SFAS 166 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2009 and for subsequent interim and annual periods. The adoption of SFAS 166 as of January 1, 2010 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

Variable Interest Entities (VIE): In June 2009, the FASB issued SFAS 167, "Amendments to FASB Interpretation No. 46(R)" (SFAS 167). SFAS 167 amends existing guidance by eliminating exceptions for consolidating of QSPEs, adding new criteria for determining the primary beneficiary and increasing the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. SFAS 167 also contains a new requirement that any term, transaction or arrangement that does not have a substantive effect on an entity's status as a VIE, a company's power over a VIE or a company's obligation to absorb losses or rights to receive benefits of an entity must be disregarded when evaluating consolidation of a VIE. SFAS 167 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2009 and for subsequent interim and annual periods. The adoption of SFAS 167 as of January 1, 2010 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

Measuring Liabilities at Fair Value: In August 2009, the FASB issued Accounting Standards Update 2009-05, "Measuring Liabilities at Fair Value" (ASU 2009-05). ASU 2009-05 provides guidance for valuing liabilities within the FASB Codification's fair value hierarchy. ASU 2009-05 reiterates that the definition of fair value for a liability is the price that would be paid to transfer it in an orderly transaction between market participants at the measurement date. It also reiterates that a company must reflect its own nonperformance risk, including its own credit risk, in fair-value measurements of liabilities and that the liability's nonperformance risk would be the same both before and after the hypothetical transfer on which the fair-value measurement is based. ASU 2009-05 is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. The adoption of ASU 2009-05 on October 1, 2009 did not have a material impact on the Corporation's consolidated financial condition or results of operations.

Measuring Fair Value of Investments in Investment Companies: In September 2009, the FASB issued Accounting Standards Update 2009-12, "Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent)" (ASU 2009-12). ASU 2009-12 permits, as a practical expedient, a reporting entity to measure the fair value of alternative investments, such as hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles and fund of funds, on the basis of the net asset value (NAV). ASU 2009-12 prohibits using the practical expedient if it is probable as of the reporting date that all or a portion of an alternative investment will be sold for an amount other than NAV. ASU 2009-12 provides guidance on classifying alternative investments to which the practical expedient has been applied within the fair value hierarchy. Relevant disclosures required by

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2009

ASU 2009-12 include reporting the fair value of each major category of alternative investments and a description of the significant investment strategies of the investee, the amount of the reporting entity's unfunded alternative investment commitments and a general description of the terms and conditions under which the alternative investments may be redeemed. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early adoption permitted. The adoption of ASU 2009-12 on October 1, 2009 did not have a material impact on the Corporation's consolidated financial condition or results of operations.

Adopted Accounting Pronouncements

FASB Accounting Standards Codification: In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM (Codification) and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162" (SFAS 168). SFAS 168 establishes the Codification as the single authoritative reference for nongovernmental U.S. GAAP, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. SFAS 168 divides nongovernmental U.S. GAAP into two levels; that considered authoritative under the Codification and guidance that is nonauthoritative. SFAS 168 became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a material impact on the Corporation's consolidated financial condition or results of operations.

Legal Matters

The Corporation and its subsidiary bank are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition or results of operations of the Corporation.

Subsequent Events

Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through November 5, 2009, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission (SEC).

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2009

Note 2:  Investment Securities

The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at September 30, 2009, December 31, 2008 and September 30, 2008:
Investment Securities Available-for-Sale:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
September 30, 2009
U.S. Treasury	$ 100	$ 1	$ -	$ 101
Government sponsored agencies	170,751	1,956	(47)	172,660
State and political subdivisions	3,697	76	-	3,773
Mortgage-backed securities	145,245	4,788	(93)	149,940
Collateralized mortgage obligations	154,541	173	(676)	154,038
Corporate bonds	32,274	196	(569)	31,901
Total	$506,608	$7,190	$(1,385)	$512,413

December 31, 2008
U.S. Treasury	$ 21,066	$ 428	$ -	$ 21,494
Government sponsored agencies	167,618	4,616	-	172,234
State and political subdivisions	4,458	94	-	4,552
Mortgage-backed securities	167,133	2,401	(320)	169,214
Collateralized mortgage obligations	37,527	30	(272)	37,285
Corporate bonds	47,545	23	(2,400)	45,168
Total	$445,347	$7,592	$(2,992)	$449,947

September 30, 2008
U.S. Treasury	$ 21,045	$ 431	$ -	$ 21,476
Government sponsored agencies	184,437	1,740	(487)	185,690
State and political subdivisions	5,166	72	(2)	5,236
Mortgage-backed securities	177,966	1,295	(338)	178,923
Collateralized mortgage obligations	14,019	3	(124)	13,898
Corporate bonds	52,740	-	(2,805)	49,935
Total	$455,373	$3,541	$(3,756)	$455,158

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2009
Investment Securities Held-to-Maturity:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
September 30, 2009
State and political subdivisions	$121,522	$2,437	$ (593)	$123,366
Mortgage-backed securities	416	35	-	451
Trust preferred securities	10,500	-	(7,400)	3,100
Total	$132,438	$2,472	$(7,993)	$126,917

December 31, 2008
Government sponsored agencies	$ 1,007	$ 10	$ -	$ 1,017
State and political subdivisions	85,495	845	(1,170)	85,170
Mortgage-backed securities	509	27	-	536
Trust preferred securities	10,500	-	(6,667)	3,833
Total	$ 97,511	$ 882	$(7,837)	$ 90,556

September 30, 2008
Government sponsored agencies	$ 1,011	$ 4	$ -	$ 1,015
State and political subdivisions	99,224	182	(1,468)	97,938
Mortgage-backed securities	526	30	-	556
Trust preferred securities	10,500	-	(3,825)	6,675
Total	$111,261	$ 216	$(5,293)	$106,184

At September 30, 2009, the Corporation held $10.5 million of trust preferred investment securities that were recorded as held-to-maturity. Of the $10.5 million balance, $10.0 million represented a 100% interest in a trust preferred investment security of a small non-public bank holding company in Michigan that was purchased in the second quarter of 2008. The Corporation purchased the entire issue of this investment security in a negotiated transaction with the issuer, and therefore, there is not an active trading market for this investment security. At September 30, 2009, it was the Corporation's opinion that the market for trust preferred securities was not active, and thus, in accordance with GAAP, when there is a significant decrease in the volume and activity for an asset or liability in relation to normal market activity, adjustments to transaction or quoted prices may be necessary or a change in valuation technique or multiple valuation techniques may be appropriate. The fair value of the trust preferred investment security was based upon a calculation of discounted cash flows. The cash flows were discounted based upon both observable inputs and appropriate risk adjustments that market participants would make for nonperformance, illiquidity and issuer specifics. An independent third party provided the Corporation with observable inputs based on the existing market and insight into appropriate rate of return adjustments that market participants would require for the additional risk associated with a single issue investment security of this nature. Using a model that incorporated the average current yield of publicly traded performing trust preferred securities of large financial institutions with no known material financial difficulties at September 30, 2009, and adjusted for both illiquidity and the specific characteristics of the issuer, such as size, leverage position and location, an implied yield of 30% was calculated. Based upon this implied yield, the fair value measurement of the trust preferred investment security was calculated by the Corporation at $3.0 million, or 30% of the investment's original cost, resulting in impairment of $7.0 million. At September 30, 2009, the Corporation concluded that the $7.0 million of impairment was temporary in nature.

The following is a summary of the amortized cost and fair value of investment securities at September 30, 2009, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2009
	September 30, 2009
	Amortized Cost	Fair Value
Investment Securities Available-for-Sale:	(In thousands)
Due in one year or less	$184,323	$186,369
Due after one year through five years	283,308	285,961
Due after five years through ten years	11,807	12,133
Due after ten years	27,170	27,950
Total	$506,608	$512,413
Investment Securities Held-to-Maturity:
Due in one year or less	$ 9,174	$ 9,222
Due after one year through five years	54,141	54,821
Due after five years through ten years	31,028	31,745
Due after ten years	38,095	31,129
Total	$132,438	$126,917

The following summarizes information about investment securities with gross unrealized losses at September 30, 2009, excluding those for which other-than-temporary impairment (OTTI) charges have been recognized, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position.
	September 30, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Government sponsored agencies	$ 25,177	$ (47)	$ -	$ -	$ 25,177	$ (47)
State and political subdivisions	23,109	(469)	1,981	(124)	25,090	(593)
Mortgage-backed securities	11,473	(93)	-	-	11,473	(93)
Collateralized mortgage obligations	108,988	(616)	6,870	(60)	115,858	(676)
Corporate bonds	206	(17)	4,429	(552)	4,635	(569)
Trust preferred securities	-	-	3,100	(7,400)	3,100	(7,400)
	$168,953	$(1,242)	$16,380	$(8,136)	$185,333	$(9,378)

The Corporation's investment securities portfolio had a carrying value of $644.9 million at September 30, 2009, with gross impairment of $9.4 million as of that date. The gross impairment was primarily attributable to two trust preferred securities of small bank holding companies in Michigan, which were classified as held-to-maturity with impairment of $7.4 million, and two financial services industry corporate debt securities from one issuer classified as available-for-sale with impairment of $0.6 million, which combined comprised 85%, or $8.0 million, of the gross unrealized losses at September 30, 2009.

Effective April 1, 2009, the Corporation began accounting for declines in the fair value of held-to-maturity and available-for-sale investment securities below their cost that are deemed to be other-than-temporary through earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income, net of income tax. Prior to April 1, 2009, all declines in fair value deemed to be other-than-temporary were reflected in earnings as realized losses. In estimating OTTI losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the intent of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of amortized cost and (iv) whether it is more likely-than-not that the Corporation will be required to sell its investment prior to recovery.

An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all available information. The

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2009

Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security, as of September 30, 2009, represented OTTI. Management believed that the majority of unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates, increased credit spreads and reduced market liquidity and not as a result of credit-related issues. Unrealized losses of $0.6 million in the corporate bond portfolio was attributable to one issuer experiencing declining credit quality. Unrealized losses of $7.4 million in the trust preferred securities portfolio, related to trust preferred securities from two well-capitalized bank holding companies, were attributable to illiquidity in certain financial markets. The Corporation performed an analysis of the creditworthiness of these issuers and concluded that, at September 30, 2009, the Corporation expected to recover the entire amortized cost basis of these investment securities.

As of September 30, 2009, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it is more likely than not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, as of September 30, 2009, the Corporation believed the impairments in its investment securities portfolio were temporary and no impairment loss had been realized in the Corporation's consolidated statement of income for 2009. However, due to significant market and economic conditions, OTTI may occur as a result of material declines in fair value of investment securities in the future. In the third quarter of 2008, the Corporation recorded a $0.4 million loss related to the write-down of a specific investment debt security to fair value as the impairment was deemed to be other-than-temporary and entirely credit related.

Note 3:  Nonperforming Assets, Allowance for Loan Losses and Impaired Loans

The following summarizes nonperforming assets at the dates indicated:
	September 30, 2009	December 31, 2008	September 30, 2008
		(In thousands)
Nonaccrual loans:
Commercial	$ 21,379	$ 16,324	$13,320
Real estate commercial	58,930	27,344	24,230
Real estate construction	18,196	15,310	14,513
Real estate residential	15,739	12,175	12,869
Consumer	5,942	5,313	4,787
Total nonaccrual loans	120,186	76,466	69,719

Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	1,073	1,652	1,735
Real estate commercial	2,138	9,995	6,586
Real estate construction	675	759	1,096
Real estate residential	3,839	3,369	2,910
Consumer	974	1,087	685
Total accruing loans contractually past due 90 days or more as to interest or principal payments	8,699	16,862	13,012
Loans modified under troubled debt restructurings	9,567	-	-
Total nonperforming loans	138,452	93,328	82,731
Other real estate and repossessed assets (1)	19,067	19,923	15,699
Total nonperforming assets	$157,519	$113,251	$98,430

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held for sale.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2009

The following summarizes the changes in the allowance for loan losses:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Balance at beginning of period	$69,956	$ 39,664	$57,056	$ 39,422
Provision for loan losses	14,200	22,000	43,400	31,200
Loans charged off:
Commercial	(1,786)	(11,468)	(8,365)	(13,533)
Real estate commercial	(1,703)	(673)	(6,222)	(5,350)
Real estate construction	(874)	(923)	(3,336)	(2,009)
Real estate residential	(1,346)	(749)	(2,624)	(1,352)
Consumer	(1,996)	(1,776)	(4,793)	(2,928)
Total loan charge-offs	(7,705)	(15,589)	(25,340)	(25,172)

Recoveries of loans previously charged off:
Commercial	349	74	684	379
Real estate commercial	91	68	404	120
Real estate construction	46	-	46	29
Real estate residential	231	50	440	77
Consumer	323	145	801	357
Total loan recoveries	1,040	337	2,375	962
Net loan charge-offs	(6,665)	(15,252)	(22,965)	(24,210)
Balance as of September 30	$77,491	$ 46,412	$77,491	$ 46,412

The following summarizes credit quality statistics:
	September 30, 2009	December 31, 2008	September 30, 2008
Nonperforming loans as a percent of total loans	4.61%	3.13%	2.83%
Nonperforming assets as a percent of total assets	3.69%	2.92%	2.60%
Net loan charge-offs as a percent of average loans (year-to-date, annualized)	1.03%	1.10%	1.14%
Allowance for loan losses as a percent of total loans	2.58%	1.91%	1.58%
Allowance for loan losses as a percent of nonperforming loans	56%	61%	56%

The following summarizes impaired loan information at the dates indicated:
	Impaired Loans			Valuation Allowance
	September 30, 2009	December 31, 2008	September 30, 2008	September 30, 2009	December 31, 2008	September 30, 2008
	(In thousands)
Impaired loans with valuation allowance	$ 48,878	$30,306	$24,784	$14,977	$9,179	$4,963
Impaired loans with no valuation allowance	59,194	28,672	27,279	-	-	-
Total impaired loans	$108,072	$58,978	$52,063	$14,977	$9,179	$4,963

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2009

Note 4:  Intangible Assets

The Corporation has recorded three types of intangible assets: goodwill, mortgage servicing rights (MSRs) and core deposit intangible assets. Goodwill and core deposit intangible assets arose as the result of business combinations or other acquisitions. MSRs arose as a result of selling mortgage loans in the secondary market while retaining the right to service these loans and receive servicing income over the life of the loan. Amortization is recorded on the MSRs and core deposit intangible assets. Goodwill is not amortized but is evaluated at least annually for impairment. The annual goodwill impairment review for 2009 was performed as of September 30, 2009 and no impairment was indicated.

The following table shows the net carrying value of the Corporation's intangible assets:
	September 30, 2009	December 31, 2008	September 30, 2008
	(In thousands)
Goodwill	$69,908	$69,908	$69,908
Core deposit intangible assets	2,480	3,050	3,266
Mortgage servicing rights	2,997	2,191	2,328
Total intangible assets	$75,385	$75,149	$ 75,502

There was no impairment valuation allowance recorded on MSRs as of September 30, 2009, December 31, 2008 or September 30, 2008. The Corporation was servicing $738.6 million, $604.5 million and $606.3 million of real estate residential loans as of September 30, 2009, December 31, 2008 and September 30, 2008, respectively. Amortization expense of MSRs was $0.4 million and $0.2 million for the three months ended September 30, 2009 and September 30, 2008, respectively, and $1.6 million and $0.8 million for the nine months ended September 30, 2009 and September 30, 2008, respectively.

The following table sets forth the carrying amount and accumulated amortization of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:
	September 30, 2009			December 31, 2008			September 30, 2008
	Gross Original Amount	Accumulated Amortization	Carrying Amount	Gross Original Amount	Accumulated Amortization	Carrying Amount	Gross Original Amount	Accumulated Amortization	Carrying Amount
				(In thousands)
Core deposit intangible assets	$18,033	$15,553	$2,480	$18,033	$14,983	$3,050	$18,033	$14,767	$3,266

The amortization expense of core deposit intangible assets was $0.1 million and $0.3 million, respectively, for the three months ended September 30, 2009 and September 30, 2008, respectively, and $0.6 million and $1.3 million for the nine months ended September 30, 2009 and September 30, 2008, respectively.

At September 30, 2009, the remaining amortization expense on core deposit intangible assets that existed as of that date had been estimated through 2014 and thereafter as follows (in thousands):
2009	$ 149
2010	470
2011	406
2012	406
2013	344
2014 and thereafter	705
Total	$2,480

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2009

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

The Corporation determines the fair value of its financial instruments based on a three-level hierarchy established by GAAP. The classification and disclosure of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect management's estimates about market data. The three levels of inputs that may be used to measure fair value within the GAAP hierarchy are as follows:
Level 1

Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 valuations for the Corporation include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Valuations are obtained from a third party pricing service for these investment securities.

Level 2

Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 valuations for the Corporation include government sponsored agency securities, including securities issued by the Federal Home Loan Bank (FHLB), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), Federal Farm Credit Bank (FFCB) and the Small Business Administration (SBA), securities issued by state and political subdivisions, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. Valuations are obtained from a third party pricing service for these investment securities.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Corporation's financial assets and financial liabilities carried at fair value. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2009

based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. Any such valuation adjustments are applied consistently over time. The Corporation's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.

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

Disclosure of Recurring Basis Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets are as follows:
	Fair Value Measurements - Recurring Basis
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)

September 30, 2009
Investment securities-available-for-sale	$ 101	$512,312	$ -	$512,413

December 31, 2008
Investment securities-available-for-sale	$21,494	$428,453	$ -	$449,947

September 30, 2008
Investment securities-available-for-sale	$21,476	$433,682	$ -	$455,158

There were no liabilities recorded at fair value on a recurring basis at September 30, 2009, December 31, 2008 and September 30, 2008.

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2009

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

Goodwill is subject to impairment testing on an annual basis. The market and income approach methods were used in the completion of impairment testing at September 30, 2009. These valuation methods require a significant degree of management judgment. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by either of the valuation models. As such, the Corporation classifies goodwill subjected to nonrecurring fair value adjustments as Level 3. At September 30, 2009, December 31, 2008 and September 30, 2008, no goodwill impairment was recorded, and therefore, no goodwill was recorded at fair value on a nonrecurring basis.

Other intangible assets consist of core deposit intangible assets and MSRs. These items are both recorded at fair value when initially recorded. Subsequently, core deposit intangible assets are amortized on a straight-line or accelerated basis over periods ranging from three to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If core deposit intangible asset impairment is identified and recorded, the Corporation classifies impaired core deposit intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. The fair value of MSRs is initially estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, determined by the model, through a valuation allowance. The Corporation classifies MSRs subjected to nonrecurring fair value measurements as Level 3 valuations. At September 30, 2009, December 31, 2008 and September 30, 2008, there was no impairment recorded for core deposit intangibles or MSRs, and therefore, no other intangible assets were recorded at fair value on a nonrecurring basis.

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

Disclosure of Nonrecurring Basis Fair Value Measurements

The Corporation is required to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost. The following table presents each major category of assets that were recorded at fair value on a nonrecurring basis:

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2009
	Fair Value Measurements - Nonrecurring Basis
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
September 30, 2009
Loans	$ -	$ -	$66,276	$66,276
Other real estate / repossessed assets	-	-	18,812	18,812
Total	$ -	$ -	$85,088	$85,088

December 31, 2008
Loans	$ -	$ -	$45,522	$45,522
Other real estate / repossessed assets	-	-	19,265	19,265
Total	$ -	$ -	$64,787	$64,787

September 30, 2008
Loans	$ -	$ -	$41,299	$41,299
Other real estate / repossessed assets	-	-	12,901	12,901
Total	$ -	$ -	$54,200	$54,200

There were no liabilities recorded at fair value on a nonrecurring basis at September 30, 2009, December 31, 2008 and September 30, 2008.

Disclosures About Fair Value of Financial Instruments

For interim and annual reporting periods ending after June 15, 2009, GAAP requires disclosures about the estimated fair value of the Corporation's financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis. The Corporation utilized the fair value hierarchy in computing the fair values of its financial instruments. In cases where quoted market prices were not available, the Corporation employed present value methods using unobservable inputs requiring management's judgment to estimate the fair values of its financial instruments, which are considered Level 3 valuations. These Level 3 valuations are significantly affected by the assumptions made and, accordingly, do not necessarily indicate amounts that could be realized in a current market exchange. It is also the Corporation's general practice and intent to hold the majority of its financial instruments until maturity and, therefore, the Corporation does not expect to realize the estimated amounts disclosed.

The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At September 30, 2009, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2009

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

The fair values of deposit accounts without defined maturities, such as interest- and noninterest-bearing checking, savings and money market accounts, are equal to the amounts payable on demand. Fair value measurements for fixed-interest rate time deposits with defined maturities are based on the discounted value of contractual cash flows, using the Corporation's interest rates currently being offered for deposits of similar maturities and are Level 3 valuations. The fair values for variable-interest rate time deposits with defined maturities approximate their carrying amounts.

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

Fair value measurements have not been made for items that are not defined by GAAP as financial instruments, including such items as the value of the Corporation's trust and investment management services department. The Corporation believes it is impractical to estimate a representative fair value for these types of assets, even though management believes they add significant value to the Corporation.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2009

A summary of carrying amounts and estimated fair values of the Corporation's financial instruments included in the consolidated statement of financial position are as follows:
	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$ 465,704	$ 465,704	$ 173,222	$ 173,222
Investment and other securities	666,979	661,458	569,586	562,631
Loans held for sale	7,043	7,043	8,463	8,463
Net loans	2,925,973	2,890,461	2,924,621	2,920,285
Interest receivable	14,876	14,876	15,680	15,680

Liabilities:
Deposits without defined maturities	$2,182,658	$2,182,658	$1,908,860	$1,908,860
Time deposits	1,220,841	1,236,668	1,069,932	1,079,498
Interest payable	2,113	2,113	3,048	3,048
Short-term borrowings	233,693	233,704	233,738	233,743
FHLB advances	115,000	117,819	135,025	138,729

Note 6:  Employee Benefit Plans

Share-Based Compensation Plans

As of September 30, 2009, there were 729,730 stock options outstanding under the Corporation's stock option plans. There were 309,882 stock options outstanding under the Stock Incentive Plan of 2006 (2006 Plan) and 419,848 stock options outstanding under the Stock Incentive Plan of 1997 (1997 Plan), both of which were shareholder approved. As of September 30, 2009, there were also 71,576 restricted stock performance units outstanding and 614,609 shares available for future issuance under the 2006 Plan. As of September 30, 2009, there were no shares available for future grant under the 1997 Plan, by action of the board of directors in December 2006.

During the nine-month period ended September 30, 2009, the Corporation granted options to purchase 70,190 shares of stock and 41,248 restricted stock performance units to certain officers of the Corporation.

Restricted stock performance units issued in 2009 (2009 RSUs) vest at December 31, 2011 if any of the predetermined targeted earnings per share levels are achieved in 2011. The 2009 RSUs vest from 0.5x to 1.5x the number of units originally granted depending on which, if any, of the predetermined targeted earnings per share levels are met in 2011. Restricted stock performance units issued in 2008 (2008 RSUs) vest at December 31, 2010 if any of the predetermined targeted earnings per share levels are achieved in 2010. The 2008 RSUs vest from 0.5x to 2x the number of units originally granted depending on which, if any, of the predetermined targeted earnings per share levels are met in 2010. Upon vesting, the restricted stock performance units will be converted to shares of the Corporation's common stock on a one-to-one basis. However, if the minimum earnings per share performance level is not achieved in 2010 or 2011, no shares will be issued for that respective year's restricted stock performance units.

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2009

The Corporation recognized compensation expense related to share awards of $0.2 million for the three-month periods ended September 30, 2009 and 2008 and $0.5 million for the nine-month periods ended September 30, 2009 and 2008.

The fair value of stock options granted during the first nine months of 2009 was $6.46 per share. A summary of the weighted-average assumptions used in the Black-Scholes option pricing model for grants of stock options during the first nine months of 2009 follows:
Expected dividend yield	3.50%
Risk-free interest rate	2.58%
Expected stock price volatility	42.00%
Forfeiture rate	8.00%
Expected life (in years)	6.33

A summary of stock option activity during the nine months ended September 30, 2009 is presented below:
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	701,546	$31.15
Granted	70,190	21.10
Exercised	-	-
Forfeited or expired	(42,006)	34.93
Outstanding at September 30, 2009	729,730	$29.97	6.38	$ 50

Exercisable/vested at September 30, 2009	556,962	$32.07	5.67	$ 1

The aggregate intrinsic values of outstanding and exercisable options at September 30, 2009 were calculated based on the closing price of the Corporation's stock on September 30, 2009 of $21.79 per share less the exercise price of those shares. Outstanding and exercisable options with intrinsic values less than zero, or "out-of-the-money" options, were not included in the aggregate intrinsic value reported.

As of September 30, 2009, there was approximately $0.8 million of total unrecognized pre-tax compensation expense related to nonvested stock options outstanding. The weighted-average period over which this amount will be recognized is 1.7 years.

There were no stock options exercised during the three- and nine-month periods ended September 30, 2009. The total intrinsic value of stock options exercised during the three- and nine-month periods ended September 30, 2008 was $0.4 million.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2009

Pension and Other Postretirement Benefit Plans

The components of net periodic benefit cost (income) for the Corporation's qualified and nonqualified pension plans and nonqualified postretirement benefits plan are as follows:

	Defined Benefit Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Service cost	$344	$401	$1,033	$1,203
Interest cost	1,192	1,161	3,577	3,484
Expected return on plan assets	(1,354)	(1,410)	(4,063)	(4,230)
Amortization of prior service credit	(1)	(1)	(3)	(3)
Amortization of unrecognized net gain	-	(1)	-	(3)
Net periodic benefit cost	$181	$150	$544	$451

Employer contribution	$2,500	$-	$2,500	$-

	Postretirement Benefits Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Interest cost	$70	$65	$211	$195
Amortization of prior service credit	(81)	(81)	(243)	(243)
Amortization of unrecognized net loss	6	2	18	6
Net periodic benefit income	$(5)	$(14)	$(14)	$(42)

401(k) Savings Plan expense for the Corporation's match of participants' base compensation contributions and a 4% of eligible pay contribution to certain employees who are not grandfathered under the Pension Plan was $0.6 million and $0.5 million for the three months ended September 30, 2009 and 2008, respectively, and $1.7 million and $1.5 million for the nine months ended September 30, 2009 and 2008, respectively.

For further information on the Corporation's pension and other postretirement benefits, refer to Note 17 to the consolidated financial statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2008.

Note 7:  Financial Guarantees

In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by- case basis, depending on the nature of the financial instrument and the customer's creditworthiness. At September 30, 2009 and 2008, the Corporation had $40.3 million and $38.9 million, respectively, of outstanding financial and performance standby letters of credit which expire in five years or less. The majority of these standby letters of credit are collateralized. At September 30, 2009, the Corporation's assessment determined there was $0.2 million of probable losses relating to standby letters of credit, which has been recorded as an other liability in the Corporation's statement of financial position.

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

Summary

The Corporation's net income was $2.5 million, or $0.10 per diluted share, in the third quarter of 2009, compared to a net loss of $1.0 million, or $0.04 per diluted share, in the third quarter of 2008. The increases in net income and earnings per share were primarily the result of a decrease in the provision for loan losses that was partially offset by an increase in other operating expenses.

Return on average assets in the third quarter of 2009 was 0.24%, compared to (0.11)% in the third quarter of 2008, on an annualized basis. Return on average equity in the third quarter of 2009 was 2.0%, compared to (0.8)% in the third quarter of 2008, on an annualized basis.

Total assets were $4.27 billion as of September 30, 2009, up $480.3 million, or 12.7%, from $3.79 billion at September 30, 2008, and up $394.1 million, or 10.2%, from $3.87 billion at December 31, 2008.

Total loans were $3.00 billion as of September 30, 2009, an increase of $75.1 million, or 2.6%, from September 30, 2008, and an increase of $21.8 million, or 0.7%, from December 31, 2008. The increase in total loans from both September 30, 2008 and December 31, 2008 was attributable to an increase in consumer loans being partially offset by lower real estate residential loans.

At September 30, 2009, shareholders' equity was 11.2% of total assets and $20.06 per outstanding share of common stock. Shareholders' equity of $479.3 million as of September 30, 2009 decreased $4.0 million, or 0.8%, from June 30, 2009 and $12.3 million, or 2.5%, from December 31, 2008. The decrease in shareholders' equity during the three and nine months ended September 30, 2009 was primarily attributable to cash dividends paid to shareholders, which exceeded net income during the three and nine months ended September 30, 2009.

Balance Sheet

Total Assets

Total assets were $4.27 billion as of September 30, 2009, an increase of $394.1 million, or 10.2%, from total assets of $3.87 billion as of December 31, 2008 and an increase of $480.3 million, or 12.7%, from total assets of $3.79 billion as of September 30, 2008. The increase in total assets from December 31, 2008 was primarily attributable to increases in investment securities and short-term investments that were funded by increased deposits. The increase in total assets from September 30, 2008 was primarily attributable to increases in total loans, investment securities and short-term investments that were funded by increased deposits.

Interest-earning assets were $4.05 billion at September 30, 2009, an increase of $488.7 million, or 13.7%, from December 31, 2008. The increase in interest-earning assets between December 31, 2008 and September 30, 2009 was primarily attributable to the increases in investment securities and short-term investments that were funded by increased deposits.

Investment Securities

Investment securities at September 30, 2009 totaled $644.9 million, an increase of $97.4 million, or 17.8%, from December 31, 2008. The increase in investment securities was funded by increased customer deposits. The increased funds were partially invested in collateralized mortgage obligations (CMO), primarily variable rate instruments with average maturities of less than three years. CMO investment securities totaled $154.0 million, or 23.9%, of investment securities at September 30, 2009, compared to $37.3 million, or 6.8%, of investment securities at December 31, 2008. Additionally, during the nine months ended September 30, 2009, the Corporation slightly changed the mix of its investment securities portfolio as it re-invested funds from maturing U.S. Treasury, mortgage-backed securities and corporate bonds into state and political subdivisions investment securities, as opportunities in local municipal markets increased due to a reduction in demand nationally for local municipal securities. State and political subdivisions investment securities, which consist primarily of issuers located in the State of Michigan and are general obligations of the issuers, totaled $125.3 million, or 19.4%, of investment securities at September 30, 2009, compared to $90.0 million, or 16.4%, of investment securities at December 31, 2008.

The Corporation's investment securities portfolio had a carrying value of $644.9 million at September 30, 2009, with gross impairment of $9.4 million as of that date. The Corporation concluded that at September 30, 2009 the impairment was temporary.

At September 30, 2009, the Corporation's investment securities portfolio included state and political subdivisions securities with gross impairment of $0.6 million, mortgage-backed securities and collateralized mortgage obligations with combined gross impairment of $0.8 million, corporate bonds with gross impairment of $0.6 million and trust preferred securities with gross impairment of $7.4 million. The Corporation's investment securities portfolio also included U.S. Treasuries which had no gross impairment at September 30, 2009 and government sponsored agency securities which had a relatively small amount of gross impairment at September 30, 2009.

The state and political subdivisions investment securities in the held-to-maturity portfolio totaling $121.5 million at September 30, 2009 were recorded at amortized cost. The majority of these investment securities are from issuers primarily located in the State of Michigan and are primarily general obligations of the issuer, meaning that the issuers' debt obligations are funded by tax collections. Of the total $121.5 million, investment securities totaling $25.7 million, at amortized cost, had gross impairment of $0.6 million at September 30, 2009. The majority of the investment securities with impairment mature beyond 2016 and, due to the steepness of the interest yield curve at September 30, 2009, the Corporation determined that the impairment of $0.6 million at September 30, 2009 was attributable to the change in market interest rates and that the impairment was temporary in nature.

The mortgage-backed securities and collateralized mortgage obligations included in the available-for-sale investment securities portfolio, had a combined amortized cost of $299.8 million and combined gross impairment of $0.8 million at September 30, 2009. Virtually all of the impaired investment securities in these two categories are backed by an explicit guarantee of the U.S. government. The Corporation assessed the impairment on these investment securities at September 30, 2009 and determined the impairment was attributable to the general decline in market interest rates and volatile prepayment speeds. At September 30, 2009, the Corporation determined that the impairment on these investment securities was temporary in nature.

At September 30, 2009, the Corporation's corporate bond portfolio had an amortized cost of $32.3 million, with gross impairment of $0.6 million on investment securities totaling $4.6 million at fair value. All of the corporate bonds held at September 30, 2009 were of an investment grade, except one single issue investment security from Lehman Brothers Holdings Inc. (Lehman) and two corporate bonds from American General Finance Corporation (AGFC), a wholly-owned subsidiary of American General Finance Inc. (AGFI), which is wholly-owned indirectly by American International Group (AIG). The investment grade ratings obtained for the balance of the corporate bond portfolio indicated that the obligors' capacities to meet their financial commitments were "strong." During the third quarter of 2008, the Corporation recorded a $0.4 million loss related to the write-down of the Lehman bond to fair value as the impairment was deemed to be other-than-temporary and entirely credit related. The Corporation's remaining amortized cost of the Lehman bond was less than $0.1 million at September 30, 2009. The impairment existing at September 30, 2009 was attributable to the two corporate bonds from AGFC with a combined amortized cost/par value of $2.7 million that had impairment of $0.6 million at that date. Both AGFC corporate bonds are senior unsecured obligations. The amortized cost/par value amounts of the two bonds were $0.2 million and $2.5 million with maturity dates of September 1, 2010 and December 15, 2011, respectively.

The Corporation performed an assessment of the likelihood that it would collect all of the contractual amounts due under the two AGFC corporate bonds at September 30, 2009. Ratings from Moody's, Standard & Poor's and Fitch were Baa2, BB+ and BB, respectively, at September 30, 2009. AGFC was downgraded by each of these rating services twice during 2008. Additionally Standard & Poor's and Fitch downgraded AGFC on February 9, 2009 and May 15, 2009, respectively, to a level just below investment grade. Moody's current rating, however, is two notches above the investment grade threshold. There have been no changes in ratings since the end of the second quarter of 2009. Management believes that the analyses used by these rating agencies does not include the likelihood of the parent company's (AIG) ability and willingness to provide support to its subsidiary.

The public filing of AGFC's Form 10-Q with the SEC for the period ended June 30, 2009 indicated AGFC had recorded a financial loss of $227 million for the three months ended June 30, 2009; however, AGFC's total equity at June 30, 2009 was $2.3 billion, or 9.6% of total assets. AGFC's own assessment of its financial condition at June 30, 2009 indicated that, after consideration of many factors, although primarily due to its ability to obtain funding from its parent company and its ability to severely reduce originations of finance receivables, AGFC believed it would have adequate liquidity to finance and operate its businesses and repay its obligations for at least the next twelve months. However, it is possible that the actual outcome of one or more of AGFC's significant judgments or estimates could prove to be materially incorrect and AGFC may not have sufficient cash to meet its obligations in the future. A $0.1 million AGFC bond owned by the Corporation that matured on October 15, 2008 was paid in full on the scheduled payment date, as was all 2009 scheduled quarterly and semi-annual interest payments on both AGFC corporate bonds owned by the Corporation.

At September 30, 2009, the Corporation owned $10.5 million at amortized cost of trust preferred securities that had gross impairment of $7.4 million. Of the $10.5 million balance, $10.0 million represented a 100% interest in a trust preferred security (TRUP) of a small non-public bank holding company in Michigan (issuer) that was purchased in the second quarter of 2008. At September 30, 2009, the Corporation determined the fair value of the TRUP was $3.0 million. The fair value measurement was developed based upon market pricing observations of much larger banking institutions in an illiquid market adjusted by risk measurements. The fair value of the TRUP was based on a calculation of discounted cash flows, based upon both observable inputs and appropriate risk adjustments that market participants would make for performance, liquidity and issuer specifics. See the additional discussion of the development of the fair value of the TRUP in Note 2 to the consolidated financial statements.

Management reviewed financial information of the issuer of the TRUP at September 30, 2009. Based on this review, the Corporation concluded that the significant decline in fair value of the TRUP, compared to its amortized cost, was not attributable to materially adverse conditions specifically related to the issuer. The issuer reported net income in 2007, 2008 and the first three quarters of 2009. At September 30, 2009, the issuer had equity capital of $60.1 million and a liquidity position which included $125.0 million in investment securities held as available-for-sale. Based on the Corporation's analysis at September 30, 2009, it was the Corporation's belief that the issuer appeared to be a financially sound institution with sufficient liquidity to meet its financial obligations in 2009. The TRUP is not independently rated. Industry bank ratings for 2008, obtained from the issuer, indicated the issuer was defined as "sound." Common stock cash dividends were paid throughout 2008 and through the third quarter of 2009 by the issuer and the Corporation understands that the issuer's management anticipates cash dividends to continue to be paid for the remainder of 2009 and beyond. All scheduled interest payments on the TRUP were made on a timely basis in 2008 and through the third quarter of 2009. The principal of $10.0 million of the TRUP matures in 2038, with interest payments due quarterly.

Based on the information provided by the issuer, as of September 30, 2009, it was the Corporation's belief that there had been no material adverse changes in the issuer's financial performance since the TRUP was issued and purchased by the Corporation and no indication that any material adverse trends were developing that would suggest that the issuer would be unable to make all future principal and interest payments under the TRUP. Further, based on the information provided by the issuer, the issuer appeared to be a financially viable financial institution with both the credit quality and liquidity necessary to meet financial obligations in 2009. At September 30, 2009, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer or its subsidiaries. In reviewing all available information regarding the issuer reflecting past performance and its financial and liquidity position, it was the Corporation's belief that the future cash flows of the issuer supported the carrying value of the TRUP at its original cost of $10.0 million at September 30, 2009. There can be no assurance that other-than-temporary impairment losses will not be recognized on TRUPs or on any other investment security in the future. While the fair value of the TRUP was $7.0 million below the Corporation's carrying value (original cost) at September 30, 2009 and the TRUP was impaired, it was the Corporation's assessment that the overall financial condition of the issuer did not indicate other-than-temporary impairment of the TRUP and that the unrealized loss was temporary at September 30, 2009.

At September 30, 2009, the Corporation expected to fully recover the entire amortized cost basis of each impaired investment security in its investment securities portfolio and not incur any credit losses associated with its impaired investment securities. Furthermore, as of September 30, 2009, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more likely than not that the Corporation would not have to sell any of its impaired investment securities before a full recovery of amortized cost.

Loans

The Corporation's subsidiary bank is a full-service commercial bank and, therefore, the acceptance and management of credit risk is an integral part of the Corporation's business. At September 30, 2009, the Corporation's loan portfolio was $3.0 billion and consisted of loans to commercial borrowers (commercial, real estate commercial and real estate construction-commercial) totaling $1.46 billion, or 48% of total loans, loans to consumer borrowers for the purpose of acquiring residential real estate (real estate residential and real estate construction-residential) totaling $772 million, or 26% of total loans, and loans to consumer borrowers secured by various types of collateral totaling $774 million, or 26% of total loans, at that date. Loans at fixed interest rates comprised approximately 80% of the Corporation's loan portfolio at September 30, 2009 and December 31, 2008.

The Corporation maintains loan policies and credit underwriting standards as part of the process of managing credit risk. Underwriting standards are designed to promote relationship banking rather than transactional banking. These standards include providing loans generally only within the Corporation's market areas. The Corporation's lending markets generally consist of communities across the middle to southern and western sections of the lower peninsula of Michigan. The Corporation's lending market areas do not include the southeastern portion of Michigan. The Corporation has no foreign loans or any loans to finance highly leveraged transactions. The Corporation's lending philosophy is implemented through strong administrative and reporting controls. The Corporation maintains a centralized independent loan review function, which monitors asset quality of the loan portfolio.

Total loans at September 30, 2009 of $3.0 billion were up $21.8 million, or 0.7%, from total loans at December 31, 2008, and up $75.1 million, or 2.6%, from total loans at September 30, 2008. A summary of the changes in the loan portfolio by category follows.

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

Commercial loans were $575.1 million at September 30, 2009, a decrease of $12.5 million, or 2.1%, from December 31, 2008. The decrease in commercial loans was attributable to both seasonal reductions of short-term lines of credit and less customer demand for new financing. Commercial loans represented 19.1% of the Corporation's loan portfolio at September 30, 2009, compared to 19.7% at December 31, 2008.

The average size of commercial loan transactions is generally relatively small, which decreases the risk of loss within the commercial loan portfolio due to the lack of loan concentration. The Corporation's loan portfolio to commercial borrowers, defined as commercial, real estate commercial and real estate construction-commercial loans, is well diversified across business lines and has no concentration in any one industry. The total loan portfolio to commercial borrowers of $1.46 billion at September 30, 2009 included 74 loan relationships of $2.5 million or greater. These 74 borrowing relationships totaled $401.3 million and represented 27.5% of the loan portfolio to commercial borrowers at September 30, 2009. Further, at September 30, 2009, only five of these borrowing relationships were $10 million or higher, totaling $68.3 million, or 4.7%, of the loan portfolio to commercial borrowers as of that date. These five loans were performing at September 30, 2009.

Real estate commercial loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Real estate commercial loans were $782.6 million at September 30, 2009, a decrease of $3.8 million, or 0.5%, from December 31, 2008. Real estate commercial loans represented 26.1% of the Corporation's loan portfolio at September 30, 2009, compared to 26.4% at December 31, 2008. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised approximately 74%, 22% and 4%, respectively, of the Corporation's real estate commercial loans outstanding at September 30, 2009.

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

Real estate construction loans are originated for both business and residential properties, including land development. Land development loans are loans made to residential and commercial developers for infrastructure improvements to create finished marketable lots for residential or commercial construction. Real estate construction loans often convert to a real estate commercial or real estate residential loan at the completion of the construction period; however, most land development loans are originated with the intention that the loans will be paid through the sale of finished properties by the developers within twelve months of the completion date. Real estate construction loans were $118.1 million at September 30, 2009, a decrease of $0.9 million, or 0.7%, from December 31, 2008 and represented 3.9% of the Corporation's loan portfolio as of September 30, 2009 compared to 4.0% as of December 31, 2008. Real estate construction loans to commercial borrowers represented the majority of these loans and were $99.7 million at September 30, 2009, an increase of $10.0 million, or 11.1%, from December 31, 2008. Real estate construction loans also include loans to consumers for the construction of single family residences that are secured by these properties. Real estate construction loans to consumers were $18.4 million at September 30, 2009, a decrease of $10.9 million, or 37.1%, from December 31, 2008.

Real estate construction lending involves a higher degree of risk than real estate commercial lending and real estate residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser of the property if it will not be owner-occupied. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. At September 30, 2009, the Corporation's real estate construction loans to commercial borrowers included $56.9 million of residential development loans. The Corporation's risk in this area has increased since early 2008 as business expansion and development have continued at historically low rates during 2008 and 2009 across all of the Corporation's market areas due to the recessionary economic environment within the State of Michigan. Consequently, the sale of units in residential real estate development projects has slowed significantly, as customer demand significantly decreased, resulting in the inventory of unsold housing units increasing across the State of Michigan. The severe recession in Michigan has resulted in the inability of most developers to sell their finished developed lots and units within their original expected time frames. Accordingly, few of the Corporation's residential development borrowers sold developed lots or units during 2008 and 2009 due to the poor economic environment.

Real estate residential loans consist primarily of one- to four-family residential loans with fixed interest rates of fifteen years or less. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance. Real estate residential loans were $753.7 million as of September 30, 2009, a decrease of $85.8 million, or 10.2%, from December 31, 2008. Real estate residential loans represented 25.1% of the Corporation's loan portfolio at September 30, 2009, compared to 28.1% as of December 31, 2008. The decrease in real estate residential loans was attributable to both a significant decline in Michigan's housing market due to the overall economic environment and customers refinancing adjustable rate and balloon mortgages to long-term fixed interest rate loans that the Corporation sold in the secondary market. The Corporation's current general practice is to sell fixed interest rate real estate residential loan originations with maturities of over ten years in the secondary market.

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

Consumer loans were $773.9 million at September 30, 2009, an increase of $124.7 million, or 19.2%, from December 31, 2008. Consumer loans represented 25.8% of the Corporation's loan portfolio at September 30, 2009, compared to 21.8% at December 31, 2008. The increase in consumer loans during the nine months ended September 30, 2009 was primarily attributable to an increase in indirect consumer loans, due to a combination of an increased sales effort, new technology to support indirect loan application processing and a reduction in the number of competing lenders. Late in the fourth quarter of 2008, new electronic application tools were installed that link the Corporation's loan underwriting department directly to its dealers. This capability has stimulated an increase in lending opportunities during 2009. Indirect consumer loans include automobile, recreational vehicle and boat financing purchased from dealerships.

Consumer loans generally have shorter terms than mortgage loans, but generally involve more credit risk than real estate residential lending because of the type and nature of the collateral. The Corporation originates consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer lending collections are dependent on the borrowers' continuing financial stability, and are more likely to be affected by adverse personal situations. Overall, credit risk on these loans increases as the unemployment rate increases. The unemployment rate in the State of Michigan was 15.3% at September 30, 2009, up from 10.2% at December 31, 2008, and significantly higher than the national average of 9.8% at September 30, 2009. The credit risk on home equity loans has historically been low as property values of residential real estate have historically increased year over year. Credit risk has increased since the beginning of 2008 as property values have declined throughout the State of Michigan, thus increasing the risk of insufficient collateral, as the majority of these loans represent second mortgage loans.

Loans held-for-sale at September 30, 2009 were $7.0 million, a decrease of $1.4 million, or 16.8%, compared to $8.5 million at December 31, 2008. The decrease was due to a lower volume of adjustable interest rate loans being refinanced into long-term fixed rate real estate residential loans which are generally sold in the secondary market. Loans held-for-sale are generally sold within thirty days of origination.

Total Deposits

Total deposits were $3.40 billion as of September 30, 2009, an increase of $424.7 million, or 14.3%, from total deposits of $2.98 billion as of December 31, 2008, and an increase of $459.6 million, or 15.6%, from total deposits of $2.94 billion as of September 30, 2008. The increase in total deposits for the nine month and twelve month periods ended September 30, 2009 was primarily attributable to growth in consumer time deposits and seasonal municipal customer account balances.

Asset Quality

Nonperforming Assets

Nonperforming assets consist of loans for which the accrual of interest has been discontinued, loans which are past due as to principal or interest by ninety days or more and are still accruing interest, loans which have been modified due to a decline in the credit quality of the borrower and assets obtained through foreclosures and repossessions. The Corporation transfers a loan that is ninety days or more past due to nonaccrual status, unless it believes the loan is both well secured and in the process of collection. Accordingly, the Corporation has determined that the collection of accrued and unpaid interest on any loan that is ninety days or more past due and still accruing interest is probable. Nonperforming assets were $157.5 million as of September 30, 2009, compared to $142.8 million as of June 30, 2009 and $113.3 million as of December 31, 2008, and represented 3.7%, 3.6% and 2.9%, respectively, of total assets. It is management's belief that the continued increase in nonperforming assets is primarily attributable to the continued severe recessionary economic climate within Michigan, which has resulted in cash flow difficulties being encountered by many business and consumer loan customers. The Corporation's nonperforming assets are not concentrated in any one industry or any one geographical area within Michigan, other than $16.4 million in nonperforming residential development loans (included in real estate construction) made in the bank's various lending market areas throughout the state. At September 30, 2009, there were seven loan relationships exceeding $2.5 million, totaling $28.6 million, which were in nonperforming status. As it continues to be well publicized nationwide that appraisal values of both residential and commercial real estate properties have generally declined, the Corporation likewise continues to experience declines in both residential and commercial real estate appraisal values due to the weakness in the economy in Michigan. Based on the declines in both residential and commercial real estate values, management continues to evaluate and discount appraised values or obtain new appraisals to compute estimated fair market values of real estate secured loans. Due to the economic climate within Michigan, it is management's belief that nonperforming assets will continue to remain at elevated levels through the end of 2009 and into 2010.

The tables below provide a summary of nonperforming assets and the composition of nonperforming loans, by major loan category, as of September 30, 2009, June 30, 2009 and December 31, 2008.

Nonperforming Assets
	September 30, 2009	June 30, 2009	December 31, 2008
		(In thousands)
Nonaccrual loans	$120,186	$109,944	$ 76,466
Accruing loans contractually past due 90 days or more as to interest or principal payments	8,699	10,502	16,862
Loans modified under troubled debt restructurings	9,567	3,981	-
Total nonperforming loans	138,452	124,427	93,328
Other real estate and repossessed assets	19,067	18,344	19,923
Total nonperforming assets	$157,519	$142,771	$113,251

Composition of Nonperforming Loans

	September 30, 2009		June 30, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$ 22,452	16%	$ 21,572	17%	$17,976	19%
Real estate commercial	61,068	44	51,609	41	37,339	40
Real estate construction	18,871	14	18,194	15	16,069	17
Subtotal	102,391	74	91,375	73	71,384	76
Real estate residential	19,578	14	22,141	18	15,544	17
Consumer	6,916	5	6,930	6	6,400	7
Loans modified under troubled debt restructurings	9,567	7	3,981	3	-	-
Total nonperforming loans	$138,452	100%	$124,427	100%	$93,328	100%

Nonperforming loans at September 30, 2009 totaled $138.5 million, up $14.1 million, or 11%, compared to $124.4 million at June 30, 2009, and up $45.2 million, or 48%, compared to $93.3 million at December 31, 2008. The increases in nonperforming loans has occurred in commercial (commercial, real estate commercial and real estate construction) and consumer (real estate residential, consumer and loans modified under troubled debt restructurings) categories. Combined, the three commercial nonperforming loan categories totaled $102.4 million at September 30, 2009, or 74%, of total nonperforming loans at that date. The majority of the Corporation's net loan charge-offs during the first nine months of 2009 occurred within these three loan categories, with 58% of net loan charge-offs in the third quarter of 2009 and 73% of net loan charge-offs during the nine months ended September 30, 2009 attributable to commercial borrowers. The increase in the level of nonperforming loans in the third quarter of 2009 was largely attributable to the recessionary economic conditions in the State of Michigan and in the Corporation's local markets that have been existent since 2006, which worsened in 2008 and have continued to worsen in 2009, with no clear economic indications of improvement in the near future.

The following table presents data related to nonperforming commercial, real estate commercial and real estate construction loans by dollar amount as of the dates indicated:
	September 30, 2009		June 30, 2009		December 31, 2008
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
			(Dollars in thousands)
$5,000,000 or more	1	$ 7,370	1	$ 7,166	1	$ 6,083
$2,500,000 - $4,999,999	6	21,237	6	19,159	3	10,259
$1,000,000 - $2,499,999	18	28,595	16	24,503	12	18,868
$500,000 - $999,999	24	17,953	18	12,460	20	14,758
$250,000 - $499,999	34	11,585	35	12,253	31	10,125
Under $250,000	171	15,651	168	15,834	133	11,291
Total	254	$102,391	244	$91,375	200	$71,384

Nonperforming commercial loans of $22.4 million at September 30, 2009, were up $0.8 million, or 4.1%, from $21.6 million at June 30, 2009 and up $4.4 million, or 24.9%, from $18.0 million at December 31, 2008. The nonperforming commercial loans at September 30, 2009 were not concentrated in any single industry and it is management's belief that the increase during the third quarter of 2009 was primarily reflective of the recessionary economic conditions in Michigan.

Nonperforming real estate commercial loans were $61.1 million at September 30, 2009, up $9.5 million, or 18.3%, from $51.6 million at June 30, 2009 and up $23.8 million, or 63.6%, from $37.3 million at December 31, 2008. At September 30, 2009, the Corporation's nonperforming real estate commercial loan portfolio was comprised of $34.7 million of loans secured by owner occupied real estate, $16.1 million of loans secured by non-owner occupied real estate and $10.3 million of loans secured by vacant land. Approximately 6% of owner occupied real estate commercial loans, 9% of non-owner occupied real estate commercial loans and 37% of vacant land loans were nonperforming at September 30, 2009. At September 30, 2009, the Corporation's nonperforming real estate commercial loan portfolio was comprised of a diverse mix of commercial lines of business and was also geographically disbursed throughout the Company's market areas. The largest concentration of the $61.1 million in nonperforming real estate commercial loans at September 30, 2009 was one customer relationship totaling $6.4 million that is secured by a combination of vacant land and non-owner occupied commercial real estate. This same customer relationship has another $1.0 million included in nonperforming real estate construction loans. At September 30, 2009, $7.1 million of the nonperforming real estate commercial loans were in various stages of foreclosure with 20 borrowers. The Michigan economy remains weak, thus creating a difficult business environment for many lines of business across the state.

Nonperforming real estate construction loans were $18.9 million at September 30, 2009, up $0.7 million, or 3.7%, from $18.2 million at June 30, 2009 and up $2.8 million, or 17.4%, from $16.1 million at December 31, 2008. At September 30, 2009, $16.4 million, or 88%, of nonperforming real estate construction loans were secured by residential development real estate comprised primarily of improved lots and also housing units. The $16.4 million of nonperforming loans secured by residential development projects represented 29% of total residential development loans outstanding of $56.9 million at September 30, 2009. The economy in Michigan has adversely impacted housing demand throughout the state and, accordingly, the Corporation has experienced an increase in the number of its residential real estate development borrowers with cash flow difficulties associated with a significant decline in sales of both lots and residential real estate.

Nonperforming real estate residential loans were $19.6 million at September 30, 2009, a decrease of $2.5 million, or 11.6%, from $22.1 million at June 30, 2009 and up $4.1 million, or 26.0%, from $15.5 million at December 31, 2008. At September 30, 2009, a total of $6.2 million of nonperforming real estate residential loans were in various stages of foreclosure. Loans modified under troubled debt restructurings were $9.6 million at September 30, 2009, an increase of $5.6 million, or 140%, from $4.0 million at June 30, 2009. The increase in loans modified under troubled debt restructuring contributed to the decline in nonperforming real estate residential loans as these loans were transferred from one nonperforming category to another. The Corporation began modifying real estate residential and consumer loans during the second quarter of 2009 as the continuing recessionary economic climate in Michigan resulted in an increasing number of consumer customers with cash flow difficulties and thus the inability to maintain their loan balances in a performing status. The majority of these modifications consist of reducing a borrower's monthly payments by reducing the interest rate charged on a loan for a period of 24 months.

Nonperforming consumer loans were $6.9 million at September 30, 2009, essentially unchanged from June 30, 2009 and up $0.5 million, or 8.1%, from $6.4 million at December 31, 2008. The continued elevated level of net loan charge-offs in consumer loans has resulted in this category of nonperforming loans not increasing significantly during the nine months ended September 30, 2009.

Other real estate and repossessed assets is a component of nonperforming assets that primarily includes real property acquired through foreclosure or by acceptance of a deed in lieu of foreclosure and also personal property held for sale. Other real estate and repossessed assets totaled $19.1 million at September 30, 2009, up $0.8 million, or 3.9%, from $18.3 million at June 30, 2009 and down $0.8 million, or 4.3%, from $19.9 million at December 31, 2008.

At September 30, 2009, other real estate and repossessed assets of $19.1 million was comprised of 52 commercial properties totaling $4.7 million, commercial development properties obtained from four developers totaling $1.3 million, 102 residential real estate properties totaling $6.7 million, 18 residential development projects totaling $6.0 million, and other repossessions, including manufactured housing units, automobiles, boats and recreational vehicles, totaling $0.4 million. The residential development projects totaling $6.0 million were primarily concentrated in seven projects totaling $4.9 million, or 82% of the total. These residential development projects were unfinished and in varying stages of completion. The largest residential development project was a high-rise mixed use condominium building with eleven unsold residential units and a carrying value of $1.8 million. Only one unit has been sold in this project and that unit was sold in 2005. The carrying value of $1.8 million on the high-rise mixed use condominium building at September 30, 2009 was net of $1.2 million in principal write-downs.

The historically large inventory of residential real estate properties for sale across the State of Michigan has resulted in an increase in the Corporation's carrying time and cost of holding other real estate. Consequently, the Corporation had $6.6 million in other real estate properties at September 30, 2009 that had been held in excess of one year as of that date. Due to severe economic conditions in the State of Michigan, management estimated that less than 50% of the other real estate held at September 30, 2009 will be sold during the next twelve months. Because the redemption period on foreclosures is relatively long in Michigan (nine months to one year) and the Corporation had many nonperforming loans that were in the process of foreclosure at September 30, 2009, it is anticipated that the level of other real estate and repossessed assets will likely remain at elevated levels for some period of time. Other real estate properties are carried at the lower of cost or fair value less estimated cost to sell. At September 30, 2009, all of the other real estate properties, except two properties totaling $0.3 million, had been written down to fair value through a combination of a loan charge-off at the transfer of the loan to other real estate and/or as an operating expense write-down due to further market value decline of the property after the initial transfer date. Accordingly, at September 30, 2009, the carrying value of other real estate of $18.7 million was reflective of $12.7 million in write-downs, which represents a 40% average write-down from the contractual loan balance remaining at the time the property was transferred to other real estate.

There were 87 other real estate properties sold during the first nine months of 2009 for a net gain of approximately $0.3 million. Net proceeds from these sales totaled $8.8 million and on an average basis represented 58% of the remaining contractual loan balance at the time the Corporation received title to the properties.

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

Impaired loans totaled $108.1 million at September 30, 2009, compared to $92.4 million at June 30, 2009 and $59.0 million at December 31, 2008. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that at September 30, 2009, June 30, 2009 and December 31, 2008, $48.9 million, $39.8 million and $30.3 million, respectively, of the impaired loans required a specific allocation of the allowance for loan losses (valuation allowance). The valuation allowance on impaired loans was $15.0 million at September 30, 2009, compared to $11.6 million at June 30, 2009 and $9.2 million at December 31, 2008. At September 30, 2009, of the Corporation's $98.5 million of impaired loans to commercial borrowers, $49.6 million of these impaired loans had been analyzed and deemed to be adequately collateralized so as to not require a valuation allowance. Of the $49.6 million of impaired loans that did not require a valuation allowance at September 30, 2009, $17.4 million were partially charged off in the amount of $13.6 million, with $10.4 million occurring during the first nine months of 2009 and the remaining $3.2 million in previous years, primarily as a result of declining real estate values. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from the estimates used on these loans.

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

Federal funds sold and interest-bearing deposits with unaffiliated banks and others, combined, were $465.7 million as of September 30, 2009, an increase of $370.9 million from December 31, 2008 and an increase of $368.9 million from September 30, 2008. The increase was due to an increase in deposits as of September 30, 2009 of $424.7 million compared to December 31, 2008 and $459.6 million compared to September 30, 2008, coupled with the Corporation's decision to maintain a higher degree of liquidity.

The Corporation's total loan-to-deposit ratio as of September 30, 2009 and December 31, 2008 was 88.2% and 100.1%, respectively.

FHLB advances are borrowings from the FHLB that have original maturities of greater than one year. FHLB advances totaled $115 million as of September 30, 2009, compared to $135 million as of December 31, 2008 and $90 million as of September 30, 2008. At September 30, 2009, the Corporation's additional borrowing availability through the FHLB, based on the amount of FHLB stock owned by the Corporation, and subject to the FHLB's credit requirements and policies, was $209 million. FHLB advances are collateralized by a blanket lien on qualified one- to four-family residential mortgage loans with an aggregate book value equal to at least 155% of the advances. At September 30, 2009, the carrying value of these types of loans was $709 million.

The scheduled principal repayments on FHLB advances outstanding at September 30, 2009 were as follows (in thousands):
2009	$25,000
2010	40,000
2011	25,000
2012	-
2013	25,000
Total	$115,000

At September 30, 2009, the Corporation had agreements in place to obtain up to $30 million in additional liquidity through borrowings from the Federal Reserve Bank's discount window, at the Corporation's discretion.

The Corporation has various commitments that may impact liquidity. The following table summarizes the Corporation's loan commitments and expected expiration dates by period at September 30, 2009.
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit	$290,898	$55,822	$57,918	$21,079	$425,717
Undisbursed loans	64,701	-	-	-	64,701
Standby letters of credit	32,375	7,853	40	10	40,278
Total commitments	$387,974	$63,675	$57,958	$21,089	$530,696

Since the majority of these loan commitments historically have expired without being drawn upon, the total amount of these loan commitments does not necessarily represent future cash requirements of the Corporation.

Capital Resources

As of September 30, 2009, shareholders' equity was $479.3 million, compared to $491.5 million as of December 31, 2008, resulting in a decrease of $12.2 million, or 2.5%, during the first nine months of 2009. The decrease in shareholders' equity during the nine months ended September 30, 2009 was primarily attributable to cash dividends, which exceeded net income for the nine months ended September 30, 2009. Shareholders' equity as a percentage of total assets was 11.2% as of September 30, 2009 and 12.7% as of December 31, 2008.

The following table represents the Corporation's and Chemical Bank's regulatory capital ratios as of September 30, 2009:
	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Chemical Financial Corporation - actual ratio	10.5%	14.4%	15.7%
Regulatory minimum ratio	4.0	4.0	8.0
Ratio considered "well-capitalized" by regulatory agencies	5.0	6.0	10.0

Chemical Bank - actual ratio	10.0%	13.7%	15.0%
Regulatory minimum ratio	4.0	4.0	8.0
Ratio considered "well-capitalized" by regulatory agencies	5.0	6.0	10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at September 30, 2009 considerably exceeded the regulatory ratios to be categorized as "well-capitalized" partially due to the Corporation holding $624 million in assets, primarily investment securities, which were assigned a 20% risk rating and $938 million in residential real estate loans and other assets which were assigned a 50% risk rating. These two risk ratings (20% and 50%) represented 35% of the Corporation's total risk-based assets (including off-balance sheet items) at September 30, 2009. Chemical Bank's Tier 1 and Total risk-based capital ratios were similar to the Corporation's at September 30, 2009, as the bank's level of assets and their allocation among the various risk weights are similar to the Corporation's.

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

The presentation of net interest income on an FTE basis is not in accordance with GAAP, but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $0.75 million and $0.59 million for the third quarters of 2009 and 2008, respectively. These adjustments were computed using a 35% federal income tax rate.

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

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2008 at 7.25% and decreased 200 basis points in the first quarter of 2008, 25 basis points in the third quarter of 2008 and 175 basis points in the fourth quarter of 2008 to end the year at 3.25%. During the first nine months of 2009, the prime interest rate remained at 3.25% for the entire period. The intended federal funds rate has moved in a similar manner to the prime interest rate. The federal funds rate began 2008 at 4.25% and decreased 200 basis points in the first quarter of 2008, 25 basis points in the third quarter of 2008 and 175 to 200 basis points in the fourth quarter of 2008 to end the year at zero to 0.25%. During the first nine months of 2009, the intended federal funds rate remained at zero to 0.25% for the entire period.

The Corporation's balance sheet has historically been liability sensitive, meaning that interest-bearing liabilities generally reprice more quickly than interest-earning assets. Therefore, the Corporation's net interest margin has generally increased in sustained periods of declining interest rates and decreased in sustained periods of increasing interest rates. This interest rate sensitivity position resulted in a significant increase in net interest income in 2008, as compared to 2007. The Corporation's loan portfolio is predominately comprised of fixed interest rate loans. In addition, the Corporation is primarily funded by lower-cost core deposits, which are expected to have a positive impact on the Corporation's net interest income and net interest margin in a declining interest rate environment. However, based on the historically low level of market interest rates and the Corporation's current levels of interest rates on its core deposit transaction accounts, further market interest rate reductions would likely not result in a significant decrease in interest expense. During the latter half of 2008 and throughout 2009, the Corporation increased its holdings in variable-rate investment securities in order to lessen the adverse impact of increases in market interest rates on net interest income.

The Corporation's net interest income (FTE) in the third quarter of 2009 was $37.4 million, a $0.1 million, or 0.3%, increase from net interest income (FTE) of $37.3 million in the third quarter of 2008. The increase primarily resulted from an increase in the average volume of interest-earning assets, particularly in short-term investments and loans, that was partially offset by a decrease in net interest margin. The average volume of interest-earning assets for the three months ended September 30, 2009 increased $352.1 million, or 9.9%, compared to the same period in 2008. Over the same time frame, net interest margin decreased 37 basis points from 4.20% in 2008 to 3.83% in 2009. The decline in net interest margin of 37 basis points during the three months ended September 30, 2009, compared to the same time period in 2008, was primarily attributable to the Corporation maintaining a higher level of liquidity and a significant increase in nonaccrual loans during the twelve months ended September 30, 2009. The average yield on interest-earning assets decreased 89 basis points to 4.99% in the third quarter of 2009, compared to the third quarter of 2008. The average cost of interest-bearing liabilities decreased 72 basis points to 1.49% in the third quarter of 2009, compared to the third quarter of 2008.

The Corporation's net interest income (FTE) for the three months ended September 30, 2009 declined $0.3 million, or 0.7%, compared to the second quarter of 2009. The decline primarily resulted from a decrease in net interest margin that was partly offset by an increase in the average volume of interest-earning assets. The average volume of interest-earning assets for the three months ended September 30, 2009 increased $117.4 million, or 3.1%, compared to the second quarter of 2009. Over the same time frame, net interest margin decreased 17 basis points from 4.00% in the second quarter of 2009 to 3.83% in the third quarter of 2009. The average yield on interest-earning assets decreased 21 basis points to 4.99% in the third quarter of 2009, compared to the second quarter of 2009. The average cost of interest-bearing liabilities decreased 6 basis points to 1.49% in the third quarter of 2009, compared to the second quarter of 2009.

The Corporation's net interest income (FTE) for the nine months ended September 30, 2009, was $112.3 million, an increase of $3.9 million, or 3.6%, compared to the same period in 2008. The increase primarily resulted from an increase in the average volume of interest-earning assets. The average volume of interest-earning assets for the first nine months of 2009 increased $245.8 million, or 6.9%, compared to the same period in 2008. This increase occurred primarily in the loan portfolio, with average loans increasing $149.6 million, or 5.3%, in the first nine months of 2009, compared to the same period in 2008. The net interest margin of 3.96% during the first nine months of 2009 was twelve basis points lower than in the same period in 2008.

The Corporation's competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation's markets, the Corporation's increased efforts to expand its deposit relationships with existing customers and the Corporation's financial strength resulted in the Corporation experiencing an increase in deposits during the past year. Total deposits increased $459.6 million, or 15.6%, during the twelve months ended September 30, 2009, while during the same time frame the Corporation experienced a decrease in the average cost of its deposits.

The Corporation believes it is reasonably possible the prime interest rate and the federal funds rate will remain at the current, historically-low levels for the remainder of 2009; however, there can be no assurance to that effect or as to the magnitude of any change in market interest rates should a change occur, as such changes are dependent upon a variety of factors that are beyond the Corporation's control. As market interest rates remain at historically low levels, the Corporation's simulation analysis forecasts that the trend in net interest margin experienced during the first three quarters of 2009 will continue during the remaining quarter of 2009, as the decline in the yield on interest-earning assets is expected to be higher than the decline in the cost of interest-bearing liabilities. The assumptions used in this forecast are inherently uncertain and are subject to fluctuation and revision in a dynamic environment. As a result, the simulation analysis cannot precisely forecast the net interest margin and net interest income. Actual results will differ from simulated results due to many factors, including interest rate changes, changes in balance sheet components, changes in market conditions and management strategies. The Corporation's ability to maintain the net interest margin is dependent on a number of factors, including, but not limited to, the direction and magnitude of market interest rates, the slope of the interest yield curve, the state of the economic climate in the markets that the Corporation serves, the amount and magnitude of loan prepayments, the Corporation's ability to sell more loan, deposit and other products to existing customers, the degree of competition from other financial institutions for both loan customers and deposit accounts and the Corporation's ability to attract new customers from competitor financial institutions for both loans and deposits.

Average Balances, Tax Equivalent Interest and Effective Yields and Rates*
	Three Months Ended September 30,
	2009			2008
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans**	$3,002,260	$43,552	5.77%	$2,898,784	$45,433	6.24%
Taxable investment securities	531,614	3,527	2.65	509,047	5,333	4.19
Tax-exempt investment securities	100,062	1,450	5.80	71,126	1,106	6.22
Other securities	22,128	132	2.37	22,142	211	3.79
Federal funds sold	-	-	0.00	36,292	180	1.97
Interest-bearing deposits with unaffiliated banks and others	238,060	156	0.26	4,640	15	1.29
Total interest-earning assets	3,894,124	48,817	4.99	3,542,031	52,278	5.88
Less: Allowance for loan losses	72,750			40,317
Other Assets:
Cash and cash due from banks	93,499			97,957
Premises and equipment	52,897			49,719
Interest receivable and other assets	144,153			133,001
Total Assets	$4,111,923			$3,782,391

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$ 563,003	$ 685	0.48%	$ 499,550	$ 1,146	0.91%
Savings deposits	922,233	1,471	0.63	787,347	2,566	1.30
Time deposits	1,197,592	7,786	2.58	1,082,489	9,274	3.41
Securities sold under agreements to repurchase	239,036	251	0.42	202,554	482	0.95
Federal Home Loan Bank advances	115,000	1,210	4.17	117,308	1,500	5.09
Total interest-bearing liabilities	3,036,864	11,403	1.49	2,689,248	14,968	2.21
Noninterest-bearing deposits	553,131			554,526
Total deposits and borrowed funds	3,589,995			3,243,774
Interest payable and other liabilities	41,864			26,113
Shareholders' equity	480,064			512,504
Total Liabilities and Shareholders' Equity	$4,111,923			$3,782,391
Net Interest Spread (FTE)			3.50%			3.67%
Net Interest Income (FTE)		$37,414			$37,310
Net Interest Margin (FTE)			3.83%			4.20%

*	Taxable equivalent basis using a federal income tax rate of 35%.
**	Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields.

Average Balances, Tax Equivalent Interest and Effective Yields and Rates*
	Nine Months Ended September 30,
	2009			2008
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning Assets:
Loans**	$2,991,423	$129,863	5.80%	$2,841,873	$135,953	6.39%
Taxable investment securities	515,676	12,053	3.12	521,105	16,645	4.26
Tax-exempt investment securities	90,717	3,965	5.83	67,112	3,166	6.29
Other securities	22,128	562	3.39	22,141	795	4.80
Federal funds sold	-	-	0.00	82,504	1,610	2.61
Interest-bearing deposits with unaffiliated banks and others	170,644	345	0.27	10,050	191	2.54
Total interest-earning assets	3,790,588	146,788	5.17	3,544,785	158,360	5.97
Less: Allowance for loan losses	66,029			40,089
Other Assets:
Cash and cash due from banks	92,668			94,870
Premises and equipment	52,830			49,749
Interest receivable and other assets	144,003			127,742
Total Assets	$4,014,060			$3,777,057

Liabilities and Shareholders' Equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$ 541,865	$ 2,124	0.52%	$ 515,401	$ 4,246	1.10%
Savings deposits	923,475	5,029	0.73	780,016	8,582	1.47
Time deposits	1,134,529	22,764	2.68	1,089,013	30,219	3.71
Securities sold under agreements to repurchase	229,350	723	0.42	188,860	1,942	1.37
Federal Home Loan Bank advances	120,617	3,800	4.21	128,961	4,902	5.08
Total interest-bearing liabilities	2,949,836	34,440	1.56	2,702,251	49,891	2.47
Noninterest-bearing deposits	538,739			538,008
Total deposits and borrowed funds	3,488,575			3,240,259
Interest payable and other liabilities	39,873			25,905
Shareholders' equity	485,612			510,893
Total Liabilities and Shareholders' Equity	$4,014,060			$3,777,057
Net Interest Spread (FTE)			3.61%			3.50%
Net Interest Income (FTE)		$112,348			$108,469
Net Interest Margin (FTE)			3.96%			4.08%

*	Taxable equivalent basis using a federal income tax rate of 35%.
**	Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields.

Volume and Rate Variance Analysis *
	Three Months Ended September 30, 2009 compared to 2008
	Increase (Decrease) Due to Changes in
	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)
	(In thousands)
Changes in Interest Income:
Loans	$1,691	$(3,572)	$ (1,881)
Taxable investment securities	176	(1,982)	(1,806)
Tax-exempt investment securities	425	(81)	344
Other securities	-	(79)	(79)
Federal funds sold and interest-bearing deposits
with unaffiliated banks and others	250	(289)	(39)
Total change in interest income	2,542	(6,003)	(3,461)

Changes in Interest Expense:
Interest-bearing demand deposits	181	(642)	(461)
Savings deposits	287	(1,382)	(1,095)
Time deposits	1,321	(2,809)	(1,488)
Securities sold under agreements to repurchase	76	(307)	(231)
Federal Home Loan Bank advances	(29)	(261)	(290)
Total change in interest expense	1,836	(5,401)	(3,565)
Total Increase in Net Interest Income (FTE)	$ 706	$ (602)	$ 104

*	Taxable equivalent basis using a federal income tax rate of 35%.
**

The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Volume and Rate Variance Analysis *
	Nine Months Ended September 30, 2009 compared to 2008
	Increase (Decrease) Due to Changes in
	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)
	(In thousands)
Changes in Interest Income:
Loans	$ 6,992	$(13,082)	$ (6,090)
Taxable investment securities	(228)	(4,364)	(4,592)
Tax-exempt investment securities	1,050	(251)	799
Other securities	-	(233)	(233)
Federal funds sold and interest-bearing deposits
with unaffiliated banks and others	858	(2,314)	(1,456)
Total change in interest income	$8,672	(20,244)	(11,572)

Changes in Interest Expense:
Interest-bearing demand deposits	286	(2,408)	(2,122)
Savings deposits	1,281	(4,834)	(3,553)
Time deposits	2,230	(9,685)	(7,455)
Securities sold under agreements to repurchase	345	(1,564)	(1,219)
Federal Home Loan Bank advances	(303)	(799)	(1,102)
Total change in interest expense	3,839	(19,290)	(15,451)
Total Increase in Net Interest Income (FTE)	$ 4,833	$ (954)	$ 3,879

*	Taxable equivalent basis using a federal income tax rate of 35%.
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

The provision for loan losses was $14.2 million in the third quarter of 2009, compared to $15.2 million in the second quarter of 2009 and $22.0 million in the third quarter of 2008. Net loan charge-offs were $6.7 million in the third quarter of 2009, compared to $7.8 million in the second quarter of 2009 and $15.3 million in the third quarter of 2008. Net loan charge-offs in the third quarter of 2008 included $10.1 million applicable to a fraudulent loan transaction identified in that quarter which had a substantial impact on the provision for loan losses. Net loan charge-offs as a percentage of average loans (annualized) on a year-to-date basis were 1.03%, 1.10% and 1.14% as of September 30, 2009, June 30, 2009 and September 30, 2008, respectively. The level of net loan charge-offs reflects the general deterioration in credit quality across the entire loan portfolio. Net loan charge-offs of commercial, real estate commercial and real estate construction loans totaled $3.9 million during the third quarter of 2009 and represented 58% of total net loan charge-offs during the third quarter. The commercial loan type net loan charge-offs during the third quarter of 2009 were not concentrated in any one industry or borrower. Nonperforming loans of $138.5 million at September 30, 2009 were up $14.0 million, or 11.3%, from June 30, 2009. The level of the provision for loan losses each quarter reflects management's assessment of the adequacy of the allowance for loan losses.

During the third quarter of 2009, the Corporation's specific allocation of the allowance for loan losses for impaired loans (valuation allowance) increased $3.4 million to $15.0 million at September 30, 2009 from $11.6 million at June 30, 2009. The increase in the valuation allowance is reflective of the increase in impaired loans during the third quarter of 2009. Impaired loans were $108.1 million at September 30, 2009, up $15.7 million, or 17.0%, from June 30, 2009.

At September 30, 2009, the Corporation, after individually reviewing its impaired loans to commercial borrowers of $98.5 million, determined that $49.6 million of these loans were deemed to have sufficient collateral values so as not to require a valuation allowance. Of the $49.6 million of loans that did not have a valuation allowance, $17.4 million of these loans had been partially charged off in the amount of $13.6 million, with $10.4 million occurring during the first nine months of 2009 and the remaining $3.2 million in previous years, primarily as a result of declining real estate values.

Economic conditions in the Corporation's markets, all within Michigan, were generally less favorable than those nationwide during the nine-month period ended September 30, 2009. Forward-looking indicators suggest these unfavorable economic conditions will continue for the remainder of 2009 and into 2010. Accordingly, management believes net loan losses, delinquencies and nonperforming loans will remain at elevated levels throughout 2009 and into 2010.

At September 30, 2009, the allowance was $77.5 million, compared to $70.0 million at June 30, 2009, $57.1 million at December 31, 2008 and $46.4 million at September 30, 2008. The allowance as a percentage of total period-end loans was 2.58% at September 30, 2009, compared to 2.35% at June 30, 2009, 1.91% at December 31, 2008 and 1.58% at September 30, 2008. The allowance for loan losses as a percentage of nonperforming loans was 56% at September 30, 2009, compared to 56% at June 30, 2009, 61% at December 31, 2008 and 56% at September 30, 2008.

Noninterest Income

The following includes the major components of noninterest income during the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Service charges on deposit accounts	$ 4,949	$ 5,316	$14,205	$15,097
Trust and investment services revenue	2,306	2,616	7,055	8,108
Other fees for customer services	548	586	1,636	1,766
ATM and network user fees	1,135	1,108	3,119	2,696
Insurance commissions	288	233	1,011	774
Mortgage banking revenue	840	348	3,452	1,408
Investment securities gains	-	6	95	1,722
Other-than-temporary impairment writedown of investment security	-	(444)	-	(444)
Other	26	285	334	466
Total Noninterest Income	$10,092	$10,054	$30,907	$31,593

Total noninterest income for the three months ended September 30, 2009 was unchanged at $10.1 million compared to the same period in 2008. Total noninterest income for the nine months ended September 30, 2009 decreased $0.7 million, or 2.2%, compared to the same period in 2008. Changes in certain categories of noninterest income between the third quarter of 2009 and 2008 are discussed below.

The Corporation experienced increases in certain noninterest income categories in the third quarter of 2009 compared to the same quarter in 2008 including mortgage banking revenue and investment securities gains. The increase in mortgage banking revenue was $0.5 million, or 141%, in the third quarter of 2009 compared to the third quarter of 2008. In addition, during the third quarter of 2008, the Corporation recognized a $0.4 million writedown of market value related to a specific investment debt security holding as the market decline for this security was deemed to be other-than-temporary. There was no such writedown of investment debt securities in the third quarter of 2009.

The increase in mortgage banking revenue in the third quarter of 2009 was primarily due to the increased volume of loans sold in the secondary market compared to the third quarter of 2008 and a rise in the net gains associated with those sold loans. The Corporation originated $74 million of real estate residential loans during the three months ended September 30, 2009, of which $53 million, or 72%, of these loans were originated for sale in the secondary market, compared to the origination of $83 million in real estate residential loans during the three months ended September 30, 2008, of which $28 million, or 34%, were originated for sale in the secondary market. The Corporation originated $368 million of real estate residential loans during the nine months ended September 30, 2009, of which $304 million, or 83%, of these loans were originated for sale in the secondary market, compared to the origination of $276 million of real estate residential loans during the nine months ended September 30, 2008, of which $118 million, or 43%, were originated for sale in the secondary market. At September 30, 2009, the Corporation was servicing $739 million of real estate residential loans that had been originated by the Corporation in its market areas and subsequently sold in the secondary market, up from $604 million at December 31, 2008.

The Corporation experienced decreases in certain noninterest income categories in the third quarter of 2009 compared to the third quarter of 2008, including decreases in service charges on deposit accounts of $0.4 million, or 6.9%, and decreases in trust and investment services revenue of $0.3 million, or 11.9%. In addition, the Corporation recognized a $0.3 million gain from the sale of a branch bank property during the third quarter of 2008, compared to less than $0.1 million for the third quarter of 2009.

The decline in service charges on deposit accounts was due primarily to decreases in both overdraft and business service charge fee income. The decline in the trust and investment services revenue was largely due to general declines in the U.S. equity market which began during the last half of 2008 and have not yet fully recovered. This decline negatively impacted the value of trust customers' asset values, on which fees are generally based.

Operating Expenses

The following includes the major categories of operating expenses during the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Salaries and wages	$12,657	$12,475	$37,101	$36,313
Employee benefits	3,108	2,600	8,764	8,051
Occupancy	2,497	2,472	7,611	7,602
Equipment	2,435	2,346	7,141	6,666
Postage and courier	776	843	2,240	2,444
Supplies	409	310	1,139	1,117
Professional fees	724	701	2,578	2,527
Outside processing / service fees	813	887	2,408	2,382
Michigan business taxes	95	(332)	210	(124)
Advertising and marketing	952	1,019	2,084	2,105
Intangible asset amortization	149	343	569	1,327
Telephone	533	570	1,416	1,663
FDIC insurance premiums	1,317	133	5,563	396
Other real estate and repossessed asset expenses	981	622	4,057	2,646
Loan and collection costs	870	447	2,242	984
Non-loan losses	155	97	274	792
Other	1,111	1,217	3,406	3,588
Total Operating Expenses	$29,582	$26,750	$88,803	$80,479

Total operating expenses of $29.6 million in the third quarter of 2009 were up $2.8 million, or 10.6%, from the third quarter of 2008. The increase in operating expenses during the three-month period ended September 30, 2009, compared to the same period in 2008, was primarily due to an increase in FDIC insurance premiums. Increases also occurred in salaries and wages, employee benefits, Michigan business taxes, other real estate and repossessed asset expenses and loan and collection costs. These higher expenses were partially offset by decreases in numerous operating expense categories, most significantly in intangible asset amortization.

FDIC insurance premiums of $1.3 million in the third quarter of 2009 were up $1.2 million from the third quarter of 2008 and up $5.2 million for the nine months ended September 30, 2009 compared to the same period ended September 30, 2008. The increases were attributable to increases in the fee assessment rates that took effect at the beginning of 2009 and a special assessment applied to all FDIC insured depository institutions as of June 30, 2009.

With regard to the increase in the fee assessment rates, the FDIC finalized a rule in December 2008 that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment. The new rule resulted in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points. The

Corporation's sole subsidiary bank, Chemical Bank, was by definition a Risk Category 1 institution during the nine months ended September 30, 2009. In February 2009, the FDIC issued final rules to amend the Deposit Insurance Fund restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions to begin in the second quarter of 2009. Effective April 1, 2009, for Risk Category 1 institutions, the methodology for establishing assessment rates for large institutions, such as Chemical Bank, was established to determine the initial base assessment rate by using a weighted combination of weighted-average regulatory component ratings, long-term debt issuer ratings (converted to numbers and averaged) and certain financial ratios. The new initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis, and from 7 to 24 basis points after the effect of potential base-rate adjustments. The increase in deposit insurance expense during the third quarter of 2009, compared to the third quarter of 2008, was also partially related to the Corporation's utilization of available credits to offset assessments during the third quarter of 2008, which were fully utilized for assessments as of December 31, 2008 and to the additional 10 basis point assessment paid on covered transaction accounts exceeding $0.25 million under the FDIC's Temporary Liquidity Guaranty Program.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all FDIC insured depository institutions totaling 5 basis points of each institution's total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC's efforts to rebuild the Deposit Insurance Fund (DIF). Deposit insurance expense during the nine months ended September 30, 2009 included $1.8 million recognized in the second quarter related to the special assessment. The final rule also allows the FDIC to impose an additional special assessment of 5 basis points for the fourth quarter of 2009, if the FDIC estimates that the DIF reserve ratio will fall to a level that would adversely affect public confidence in federal deposit insurance or to a level that would be close to or below zero. Any additional special assessment would also be capped at 10 basis points of domestic deposits. The Corporation cannot provide any assurance as to the ultimate amount or timing of any such special assessments, should such special assessments occur, as such special assessments depend upon a variety of factors which are beyond the Corporation's control.

In September 2009, the FDIC proposed a rule that will require all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also proposed to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011. If the rule is finalized as proposed, the Corporation expects to be required to pay approximately $20 million in prepaid risk-based assessments and the FDIC has indicated that the special assessment for the fourth quarter of 2009 would not be assessed.

Salaries and wages of $12.7 million during the third quarter of 2009 were $0.2 million, or 1.5%, higher than the third quarter of 2008. The increase was due mainly to higher seasonal salaries.

Employee benefits of $3.1 million in the third quarter of 2009 were $0.5 million, or 19.5%, higher than the third quarter of 2008. The increase was primarily due to higher group medical insurance expense.

Michigan business taxes of $0.1 million during the third quarter of 2009 were $0.4 million higher than in the third quarter of 2008. During the third quarter of 2008, expenses of $0.5 million previously recorded were reversed based on the successful results of a tax audit of one of the Corporation's subsidiaries. There was no such activity in the third quarter of 2009.

Intangible asset amortization expense of $0.1 million in the third quarter of 2009 was down $0.2 million, or 56.6%, from the third quarter of 2008. The decrease was due to several core deposit intangible assets becoming fully amortized during 2008.

Other real estate and repossessed asset expenses of $1.0 million during the third quarter of 2009 were $0.4 million, or 57.7%, higher than in the third quarter of 2008. The increase was primarily attributable to higher carrying costs and write-downs on other real estate and repossessed assets in 2009 compared to 2008.

Loan and collection costs of $0.9 million during the third quarter of 2009 were $0.4 million, or 94.6%, higher than in the third quarter of 2008. The increase was primarily attributable to expenses related to the collection of nonperforming loans.

Income Tax Expense

The Corporation's effective federal income tax rate was 16.8% in the third quarter of 2009, compared to 48.1% in the third quarter of 2008. For the nine months ended September 30, 2009 and 2008, the Corporation's effective federal income tax rates were 16.2% and 31.5%, respectively. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate is primarily a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pre-tax net income and tax credits. The significant decrease in the Corporation's effective federal income tax rate for the third quarter of 2009 compared to the third quarter of 2008 was due to the change in the Corporation's pre-tax net income from a loss position in the third quarter of 2008 to an income position in the third quarter of 2009. The loss reported in the third quarter of 2008 required the Corporation to reduce its estimate of the annual effective federal income tax rate and thus recorded a large federal income tax benefit in the third quarter of 2008. The decrease in the effective federal income tax rate year-to-date through September 30, 2009, as compared to the same period in 2008, was due to the lower pre-tax income reported for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, while the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses remained similar to the previous year amounts.

The Corporation generally records income tax expense for interim periods based on its best estimate of the effective income tax rate expected to be applicable for the full year. However, when a reliable estimate for the full year cannot be made, the Corporation utilizes the actual effective income tax rate on a year-to-date basis. At September 30, 2009, the Corporation could not reliably estimate the actual effective annual tax rate due to the potential variability of the Corporation's pre-tax income in subsequent quarters for 2009. Therefore, the Corporation recorded income tax expense for the three and nine month periods ended September 30, 2009 at the actual effective tax rate for these periods rather than at an estimate of the annual effective tax rate.

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

The Corporation's interest rate risk position has historically been liability sensitive, meaning net interest income has been expected to increase if market interest rates fall and decrease if market interest rates rise, other factors being unchanged. As market interest rates decreased significantly during 2008 to historically low levels, the Corporation's liability sensitive position became limited by the magnitude of change in interest rates, as repriceable deposit liabilities cannot be repriced lower by the same magnitude as the assets scheduled to reprice if short-term market interest rates further decline. In addition, a large portion of the Corporation's loan portfolio is priced at interest rates which are fixed for more than one year, which results in loans that may reprice in different time periods than those time periods in which market interest rate changes occur. During the latter half of 2008 and the nine months ended September 30, 2009, the Corporation increased its holdings of variable rate investment securities as a means to lessen the adverse impact of rising interest rates on net interest income. Accordingly, the amortized cost basis of variable-rate investment securities was approximately $275 million at September 30, 2009 compared to $150 million at September 30, 2008. Therefore, at September 30, 2009, the Corporation's net interest income was expected to increase if interest rates rose and decrease if interest rates declined under a simulation of interest rates gradually increasing or decreasing up to 200 basis points in a parallel fashion over the entire yield curve during the next twelve months, all other factors being unchanged as presented below:
Interest Rate Change	Percent Change in Net Interest Income vs. Constant Rates
200 basis point rise	0.6%
100 basis point rise	1.0%
Base case	-
100 basis point decline	(1.4)%
200 basis point decline	(3.3)%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

3.1

Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 5, 2009. Here incorporated by reference.

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
CHEMICAL FINANCIAL CORPORATION

Date: November 5, 2009	By: /s/ David B. Ramaker
David B. Ramaker Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: November 5, 2009	By: /s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Document

3.1

Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 5, 2009. Here incorporated by reference.

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