Form 10-K
period 2009-12-31
CHEMICAL FINANCIAL CORP
filed 2010-02-25
CIK 19612

CHEMICAL
FINANCIAL CORPORATIONSM

2009
Annual Report
to Shareholders

CHEMICAL FINANCIAL CORPORATION

2009 ANNUAL REPORT TO SHAREHOLDERS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and Chemical Financial Corporation (Chemical) itself. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “judgment,” “plans,” “predicts,” “projects,” “should,” “will,” variations of such words and similar expressions are intended to identify such forward-looking statements. Management’s determination of the provision and allowance for loan losses, the carrying value of goodwill and mortgage servicing rights and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary) and management’s assumptions concerning pension and other post retirement benefit plans involve judgments that are inherently forward-looking. All of the information concerning interest rate sensitivity is forward-looking. The future effect of changes in the financial and credit markets and the national and regional economy on the banking industry, generally, and on Chemical, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Chemical undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Risk factors include, but are not limited to, the risk factors described in Item 1A in Chemical Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009; the risk factors described in Item 1A in O.A.K. Financial Corporation’s (OAK’s) Annual Report on Form 10-K for the year ended December 31, 2009; the timing and level of asset growth; changes in market interest rates; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; opportunities for acquisitions and the effective completion of acquisitions and integration of acquired entities; the possibility that anticipated cost savings and revenue enhancements from acquisitions, restructurings, reorganizations and bank consolidations may not be realized fully or at all or within expected time frames; the local and global effects of current and future military actions, and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

This report also contains forward-looking statements regarding Chemical’s outlook or expectations with respect to the planned acquisition of OAK, the expected costs to be incurred in connection with the acquisition, OAK’s future performance and consequences of its integration into Chemical and the impact of the transaction on Chemical’s future performance.

Risk factors also include, but are not limited to, risks and uncertainties related both to the proposed acquisition of OAK and to the integration of the acquired business into Chemical after closing, including:

Completion of the transaction is dependent on, among other things, receipt of regulatory and OAK shareholder approvals, the timing of which cannot be predicted with precision at this point and which may not be received at all. The impact of the completion of the transaction on Chemical’s financial statements will be affected by the timing of the transaction, including in particular the ability to complete the acquisition in the second quarter of 2010.

The transaction may be more expensive to complete and the anticipated benefits, including anticipated cost savings and strategic gains, may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events.

Chemical’s ability to achieve anticipated results from the transaction is dependent on the state of the economic and financial markets going forward, which have been under significant stress recently. Specifically, Chemical may incur more credit losses from OAK’s loan portfolio than expected and deposit attrition may be greater than expected.

The integration of OAK’s business and operations into Chemical, which will include conversion of OAK’s operating systems and procedures, may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to OAK’s or Chemical’s existing businesses.

Additional Information About the Chemical/OAK Transaction

Chemical has filed a registration statement with the Securities and Exchange Commission (SEC) to register the securities that the OAK shareholders will receive if the merger is consummated. The registration statement contains a prospectus and proxy statement and other relevant documents concerning the merger. Investors are urged to read the registration statement, the prospectus and proxy statement, and any other relevant documents because they contain important information about Chemical, OAK, and the merger. Investors may obtain the documents free of charge at the SEC’s website, www.sec.gov.

The proposed transaction will be submitted to the shareholders of OAK for their consideration and approval. In connection with the proposed transaction, OAK has filed a proxy statement and other relevant documents to be distributed to the shareholders of OAK. Investors are urged to read the proxy statement regarding the proposed transaction and any other relevant documents filed with the SEC, as well as any amendments or supplements to those documents, because they contain important information. Investors may obtain a free copy of the proxy statement, as well as other filings containing information about Chemical and OAK, free of charge from the SEC’s website (www.sec.gov), by contacting Chemical Financial Corporation, 333 East Main Street, P.O. Box 569, Midland, MI 48640-0569, Attention: Ms. Lori A. Gwizdala, Investor Relations, telephone 800-867-9757 or by contacting O.A.K. Financial Corporation, 2445 84th Street, SW, Byron Center, MI 49315, Attention: Mr. James A. Luyk, Investor Relations, telephone 616-588-7419. INVESTORS SHOULD READ THE PROXY STATEMENT AND OTHER DOCUMENTS FILED WITH THE SEC CAREFULLY BEFORE MAKING A DECISION CONCERNING THE TRANSACTION.

OAK and its directors, executive officers, and certain other members of management and employees may be soliciting proxies from OAK shareholders in favor of the transaction. Information regarding the persons who may, under the rules of the SEC, be considered participants in the solicitation of OAK shareholders in connection with the proposed transaction is set forth in the proxy statement filed with the SEC. You can find information about OAK’s executive officers and directors in its most recent proxy statement filed with the SEC, which is available at the SEC’s website (www.sec.gov). You can also obtain free copies of these documents from Chemical or OAK, as appropriate, using the contact information above.

SELECTED FINANCIAL DATA

	Years Ended December 31,
	2009	2008	2007	2006	2005

	(Dollar amounts in thousands, except per share data)
Earnings Summary
Net interest income	$147,444	$145,253	$130,089	$132,236	$141,851
Provision for loan losses	59,000	49,200	11,500	5,200	4,285
Noninterest income	41,119	41,197	43,288	40,147	39,220
Operating expenses	117,610	109,108	104,671	97,874	98,463
Net income	10,003	19,842	39,009	46,844	52,878

Per Common Share Data
Net income:
Basic	$0.42	$0.83	$1.60	$1.88	$2.10
Diluted	0.42	0.83	1.60	1.88	2.10
Cash dividends paid	1.18	1.18	1.14	1.10	1.06
Book value at end of period	19.85	20.58	21.35	20.46	19.98
Market value at end of period	23.58	27.88	23.79	33.30	31.76

Common shares outstanding at end of period (In thousands)	23,891	23,881	23,815	24,828	25,079

Year End Balances
Total assets	$4,250,712	$3,874,313	$3,754,313	$3,789,247	$3,749,316
Total loans	2,993,160	2,981,677	2,799,434	2,807,660	2,706,695
Total deposits	3,418,125	2,978,792	2,875,589	2,898,085	2,819,880
Federal Home Loan Bank advances/other borrowings	330,568	368,763	347,412	354,041	400,363
Total shareholders’ equity	474,311	491,544	508,464	507,886	501,065

Average Balances
Total assets	$4,066,229	$3,784,617	$3,785,034	$3,763,067	$3,788,469
Total earning assets	3,847,006	3,550,611	3,551,867	3,521,489	3,550,695
Total loans	2,980,126	2,873,151	2,805,880	2,767,114	2,641,465
Total interest-bearing liabilities	3,002,050	2,711,413	2,718,814	2,692,410	2,718,267
Total deposits	3,195,411	2,924,361	2,923,004	2,861,916	2,886,209
Federal Home Loan Bank advances/other borrowings	348,235	325,177	327,831	362,990	377,499
Total shareholders’ equity	483,034	509,100	505,915	510,255	493,419

Financial Ratios
Net interest margin	3.91%	4.16%	3.73%	3.82%	4.04%
Return on average assets	0.25	0.52	1.03	1.24	1.40
Return on average shareholders’ equity	2.1	3.9	7.7	9.2	10.7
Efficiency ratio	61.4	57.8	59.6	56.1	54.2
Average shareholders’ equity as a percentage of average assets	11.9	13.5	13.4	13.6	13.0
Tangible shareholders’ equity as a percentage of total assets	9.6	11.0	11.7	11.6	11.7
Dividend payout ratio	281.0	142.2	71.2	58.5	50.5
Tier 1 risk-based capital ratio	14.2	15.1	16.1	16.2	16.5
Total risk-based capital ratio	15.5	16.4	17.3	17.5	17.8

Credit Quality
Allowance for loan losses	$80,841	$57,056	$39,422	$34,098	$34,148
Total nonperforming loans	135,755	93,328	63,360	26,910	19,697
Total nonperforming assets	153,295	113,251	74,492	35,762	26,498
Net loan charge-offs	35,215	31,566	6,176	5,650	4,303
Allowance for loan losses as a percentage of total period-end loans	2.70%	1.91%	1.41%	1.21%	1.26%
Allowance for loan losses as a percentage of nonperforming loans	60	61	62	127	173
Nonperforming loans as a percentage of total loans	4.54	3.13	2.26	0.96	0.73
Nonperforming assets as a percentage of total assets	3.61	2.92	1.98	0.94	0.71
Net loan charge-offs as a percentage of average total loans	1.18	1.10	0.22	0.20	0.16

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The principal markets for the Corporation’s commercial banking services are communities within Michigan in which the branches of the Corporation’s subsidiary bank are located and the areas immediately surrounding those communities. As of December 31, 2009, the Corporation operated through one subsidiary bank, Chemical Bank, headquartered in Midland, Michigan, serving 90 communities through 129 banking offices located in 31 counties across Michigan’s lower peninsula. In addition to its banking offices, the Corporation operated three loan production offices and 140 automated teller machines, both on- and off-bank premises. Chemical Bank operates through an internal organizational structure of four regional banking units. Chemical Bank’s regional banking units are collections of branch banking offices organized by geographical regions within the State of Michigan.

The principal source of revenue for the Corporation is interest and fees on loans, which accounted for 74% of total revenue in 2009, 72% of total revenue in 2008 and 71% of total revenue in 2007. Interest on investment securities is also a significant source of revenue, accounting for 8% of total revenue in 2009 and 10% of total revenue in both 2008 and 2007. Business volumes are influenced by overall economic factors including market interest rates, business and consumer spending, consumer confidence and competitive conditions in the marketplace.

RECENT MARKET DEVELOPMENTS

At December 31, 2009, the Corporation held $16.2 million of Federal Home Loan Bank of Indianapolis (FHLB) stock. The Corporation carries FHLB stock at cost, or par value, and evaluates FHLB stock for impairment based on the ultimate recoverability of par value rather than by recognizing temporary declines in value. As part of the impairment assessment of FHLB stock, management considers, among other things, (i) the significance and length of time of any declines in net assets of the FHLB compared to its capital stock, (ii) commitments by the FHLB to make payments required by law or regulations and the level of such payments in relation to its operating performance, (iii) the impact of legislative and regulatory changes on financial institutions and, accordingly, the customer base of the FHLB and (iv) the liquidity position of the FHLB. The Corporation received $0.5 million of cash dividend payments on its FHLB stock during 2009, down from $0.8 million received during 2008. The FHLB has historically paid a quarterly dividend in the month following the end of a quarter. During 2009, the Corporation received four quarterly dividend payments, three of which were delayed by one month compared to when such payments had been historically made. The FHLB was profitable through the first three quarters of 2009, with net income of $96.4 million, despite recognizing $44.9 million of other-than-temporary impairment losses on the credit-loss portion of its private-label mortgage-backed securities portfolio. At September 30, 2009, the FHLB was considered well-capitalized in accordance with regulatory requirements and its capital was 4.1% of total assets, compared to 3.7% at December 31, 2008. Standard & Poor’s gave the FHLB a rating of AAA on December 9, 2009. Given all of the factors available, it was the Corporation’s assessment that the overall financial condition of the FHLB did not indicate an impairment of its FHLB stock at December 31, 2009.

In December 2008, the Federal Deposit Insurance Corporation (FDIC) finalized a rule that raised the then current deposit assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment. The new rule resulted in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points. Chemical Bank was by definition a Risk Category 1 institution during all of 2009. In February 2009, the FDIC issued final rules to amend the Deposit Insurance Fund (DIF) restoration plan, change the risk-based assessment system and set increased assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009. Effective April 1, 2009, for Risk Category 1 institutions, the methodology for establishing assessment rates for large institutions, such as Chemical Bank, was established to determine the initial base assessment rate by using a weighted combination of weighted-average regulatory examination component ratings, long-term debt issuer ratings (converted to numbers and averaged) and certain financial ratios. The new initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis, and from 7 to 24 basis points after the effect of potential base-rate adjustments. Chemical Bank’s quarterly FDIC assessments in 2009 totaled $5.2 million, compared to $0.9 million in 2008.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all FDIC insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to restore the DIF reserves. The Corporation recognized $1.8 million of additional deposit insurance expense in the second quarter of 2009 related to the special assessment. In November 2009, the FDIC issued a final rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In conjunction with the adoption of the prepaid assessment, the FDIC also adopted a uniform 3 basis point increase in assessment rates effective on January 1, 2011. The prepayment calculation is based on an institution’s assessment rate in effect on September 30, 2009 and assumes a 5% annual growth rate in the assessment base. On December 30, 2009, the Corporation prepaid $19.7 million in risk-based assessments.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law. The EESA created the Troubled Asset Relief Program (TARP), under which the United States Department of the Treasury (Treasury) was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. EESA also temporarily increased the amount of deposit insurance coverage available on customer deposit accounts from $100,000 per depositor to $250,000 per depositor until December 31, 2009. In May 2009, the Helping Families Save Their Homes Act was signed into law, which extended the temporary deposit insurance increase of $250,000 per depositor through December 31, 2013.

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

In November 2008, the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (TLGP). The TLGP, an initiative to counter the system-wide crisis in the nation’s financial sector, was amended by the FDIC in August 2009 to extend maturity dates originally adopted under the November 2008 final rule. Under the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012, certain newly-issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and through October 31, 2009 and (ii) provide full FDIC deposit insurance coverage for covered accounts, which are defined as noninterest-bearing transaction deposit accounts, Negotiable Order of Withdrawal (NOW) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (IOLTA) held at participating FDIC-insured institutions through June 30, 2010. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is an annualized 10 basis points assessed quarterly on amounts in covered accounts exceeding $250,000. The Corporation has elected to participate in both guarantee programs. In October 2009, the FDIC also established a limited, six-month emergency guarantee facility upon expiration of the debt guarantee program, under which certain eligible participating entities can issue FDIC-guaranteed debt starting October 31, 2009 through April 30, 2010. The fee for issuing debt under the emergency facility will be at least 300 basis points per annum. At December 31, 2009, the Corporation had not issued and does not expect to issue any FDIC-guaranteed debt under the TLGP. The Corporation’s additional FDIC fee assessment in 2009 related to the full deposit coverage for NOW accounts paying less than 0.5% interest per annum and IOLTA was $0.1 million.

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

The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other notes to the consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, estimates and assumptions underlying those amounts, management has identified the determination of the allowance for loan losses, pension plan accounting, income and other taxes, the evaluation of goodwill impairment and fair value measurements to be the accounting areas that require the most subjective or complex judgments, and as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Management reviews its critical accounting policies with the Audit Committee of the board of directors at least annually.

Allowance for Loan Losses

The allowance for loan losses (allowance) is calculated with the objective of maintaining a reserve sufficient to absorb inherent loan losses in the loan portfolio. The loan portfolio represents the largest asset type on the consolidated statements of financial position. The determination of the amount of the allowance is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected cash flows on impaired loans, estimated losses on commercial, real estate commercial and real estate construction-commercial loans and on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The principal assumption used in deriving the allowance is the estimate of a loss percentage for each type of loan. In determining the allowance and the related provision for loan losses, the Corporation considers four principal elements: (i) specific impairment reserve allocations (valuation allowances) based upon probable losses identified during the review of impaired commercial, real estate commercial and real estate construction-commercial loan portfolios, (ii) allocations established for adversely-rated commercial, real estate commercial and real estate construction-commercial loans and nonaccrual real estate residential and nonaccrual consumer loans, (iii) allocations on all other loans based principally on the most recent three years of historical loan loss experience and loan loss trends, and (iv) an unallocated allowance based on the imprecision in the overall allowance methodology. It is extremely difficult to accurately measure the amount of losses that are inherent in the Corporation’s loan portfolio. The Corporation uses a defined methodology to quantify the necessary allowance and related provision for loan losses, but there can be no assurance that the methodology will successfully identify and estimate all of the losses that are inherent in the loan portfolio. As a result, the Corporation could record future provisions for loan losses that may be significantly different than the levels that have been recorded in the three-year period ended December 31, 2009. Note 1 to the consolidated financial statements further describes the methodology used to determine the allowance. In addition, a discussion of the factors driving changes in the amount of the allowance is included under the subheading “Provision and Allowance for Loan Losses” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Corporation has a loan review function, which is independent of the loan origination function, which reviews management’s evaluation of the allowance at least annually. The Corporation’s loan review function performs a detailed credit quality review at least annually on commercial, real estate commercial and real estate construction-commercial loans, particularly focusing on larger balance loans and loans that have deteriorated below certain levels of credit risk.

Pension Plan Accounting

The Corporation has a defined benefit pension plan for certain salaried employees. Effective June 30, 2006, benefits under the defined benefit pension plan were frozen for approximately two-thirds of the Corporation’s salaried employees as of that date. Pension benefits continued unchanged for the remaining salaried employees. The Corporation’s pension benefit obligations and related costs are calculated using actuarial concepts and measurements. Benefits under the plan are based on years of vested service, age and amount of compensation. Assumptions are made concerning future events that will determine the amount and timing of required benefit payments, funding requirements and pension expense.

The key actuarial assumptions used in the pension plan are the discount rate and long-term rate of return on plan assets. These assumptions have a significant effect on the amounts reported for net periodic pension expense, as well as the respective benefit obligation amounts. The Corporation evaluates these critical assumptions annually.

At December 31, 2009, 2008 and 2007, the Corporation calculated the discount rate for the pension plan using the results from a bond matching technique, which matched cash flows of the pension plan against both a bond portfolio derived from the Standard & Poor’s bond database of AA or better bonds and the Citigroup Pension Discount Curve, to determine the discount rate. As of

December 31, 2009, 2008 and 2007, the discount rate was established at 6.15%, 6.50% and 6.50%, respectively, to reflect market interest rate conditions.

The assumed long-term rate of return on pension plan assets represents an estimate of long-term returns on an investment portfolio consisting primarily of equity and fixed income investments. When determining the expected long-term return on pension plan assets, the Corporation considers long-term rates of return on the asset classes in which the Corporation expects the pension funds to be invested. The expected long-term rate of return is based on both historical and forecasted returns of the overall stock and bond markets and the actual portfolio. The following rates of return by asset class were considered in setting the assumptions for long-term return on pension plan assets:

	December 31, 2009	December 31, 2008	December 31, 2007

Equity securities	7% – 9%	7% – 8%	8% – 9%
Debt securities	4% – 6%	4% – 6%	4% – 6%
Other	2% – 5%	2% – 5%	3% – 5%

The assumed long-term return on pension plan assets is developed through an analysis of forecasted rates of return by asset class and forecasted asset allocations. It is used to compute the subsequent year’s expected return on assets, using the “market-related value” of pension plan assets. The difference between the expected return and the actual return on pension plan assets during the year is either an asset gain or loss, which is deferred and amortized over future periods when determining net periodic pension expense. The Corporation’s projection of the long-term return on pension plan assets was 7% in 2009, 2008 and 2007.

Other assumptions made in the pension plan calculations involve employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increase.

The key actuarial assumptions that will be used to calculate pension expense in 2010 for the defined benefit pension plan are a discount rate of 6.15%, a long-term rate of return on pension plan assets of 7% and a rate of compensation increase of 3.50%. Pension expense in 2010 is expected to be approximately $0.8 million, an increase of approximately $0.1 million from 2009. In 2010, a decrease in the discount rate of 50 basis points was estimated to increase pension expense by $0.4 million, while an increase of 50 basis points was estimated to decrease pension expense by the same amount.

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

The Corporation accounts for its defined benefit pension and other postretirement plans in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 715, Compensation-Retirement Benefits, which requires companies to recognize the over- or under-funded status of a plan as an asset or liability as measured by the difference between the fair value of the plan assets and the projected benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). The impact of pension plan accounting on the statements of financial position at December 31, 2009 and 2008 is included in Note 15 to the consolidated financial statements.

Income and Other Taxes

The Corporation is subject to the income and other tax laws of the United States and the State of Michigan. These laws are complex and are subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provisions for income and other taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations and case law. In the process of preparing the Corporation’s tax returns, management attempts to make reasonable interpretations of applicable tax laws. These interpretations are subject to challenge by the taxing authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law.

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

On a quarterly basis, management assesses the reasonableness of its effective federal tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on an annual basis, or more frequently, if warranted by business events or circumstances. Reserves for uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations or audits. As of December 31, 2009 and 2008, there were no federal income tax reserves recorded for uncertain tax positions.

Goodwill

At December 31, 2009, the Corporation had $69.9 million of goodwill, that was originated through the acquisition of various banks and bank branches, recorded on the consolidated statement of financial position. In accordance with FASB ASC Topic 350-20, Goodwill, goodwill is not amortized, but rather is tested by management annually for impairment, or more frequently if triggering events occur and indicate potential impairment. The Corporation’s goodwill impairment assessment is reviewed annually, as of September 30, by an independent third-party appraisal firm utilizing the methodology and guidelines established in GAAP, including assumptions regarding the valuation of Chemical Bank.

The value of Chemical Bank was measured utilizing the income and market approaches as prescribed in FASB ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820). GAAP identifies the cost approach as another acceptable method; however, the cost approach was not deemed an effective method to value a financial institution. The cost approach estimates value by adjusting the reported values of assets and liabilities to their market values. It is the Corporation’s opinion that financial institutions cannot be liquidated in an efficient manner. Estimating the fair market value of loans is a very difficult process and subject to a wide margin of error unless done on a loan by loan basis. Voluntary liquidations of financial institutions are not typical. More commonly, if a financial institution is liquidated, it is due to being taken over by the FDIC. The value of Chemical Bank was based as a going concern and not as a liquidation.

The income approach uses valuation techniques to convert future amounts (cash flows or earnings) to a single, discounted amount. The income approach includes present value techniques, option-pricing models, such as the Black-Scholes formula and lattice models, and the multi-period excess-earnings method. In the valuation of Chemical Bank, the income approach utilized the discounted cash flow method based upon a forecast of growth and earnings. Cash flows are measured by using projected earnings, projected dividends and dividend paying capacity over a five-year period. In addition to estimating periodic cash flows, an estimate of residual value is determined through the capitalization of earnings. The income approach assumed cost savings and earnings enhancements that a strategic acquiror would likely implement based upon typical market participant assumptions of market transactions. The discount rate is critical to the discounted cash flow analysis. The discount rate reflects the risk of uncertainty associated with the cash flows and a rate of return that investors would require from similar investments with similar risks. A discount rate of 14% was utilized in the income approach.

The market approach uses observable prices and other relevant information that are generated by market transactions involving identical or comparable assets or liabilities. The fair value measure is based on the value that those transactions indicate utilizing both financial and operating characteristics of the acquired companies. Two of the more significant financial ratios analyzed in completed transactions included price to latest twelve months earnings and price to tangible book value. The market approach utilized a price to latest twelve months earnings ratio of 22 times and a price to tangible book value of 135%.

The fair value of Chemical Bank was determined to be slightly above the income approach and in the low to middle of the market approach to value range. The results of the valuation analysis concluded that the fair value of Chemical Bank was greater than its book value, including goodwill, and thus no goodwill impairment was evident at the valuation date of September 30, 2009. The weighted average of the fair values determined under the income and market approaches was a discount compared to the market capitalization of the Corporation at the valuation date. The Corporation is publicly traded and, therefore, The Nasdaq Stock Market® establishes the marketable minority value. Given the volatility of the financial markets, particularly in the equity markets in 2009, it is management’s opinion that the marketable minority value does not always represent the fair value of the reporting unit as a whole and that an adjustment to the marketable minority value for the acquiror’s control is generally considered in the assessment of fair value. The Corporation determined that no triggering events occurred that indicated potential impairment of goodwill from the valuation date through December 31, 2009. The Corporation believes that the assumptions utilized were reasonable. However, the Corporation could incur impairment charges related to goodwill in the future due to changes in financial results or other matters that could affect the valuation assumptions.

Fair Value Measurements

The Corporation determines the fair value of its assets and liabilities in accordance with ASC 820. ASC 820 establishes a standard framework for measuring and disclosing fair value under GAAP. A number of valuation techniques are used to determine the fair value of assets and liabilities in the Corporation’s financial statements. The valuation techniques include quoted market prices for investment securities, appraisals of real estate from independent licensed appraisers and other valuation techniques. Fair value measurements for assets and liabilities where limited or no observable market data exists are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the valuation results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment are recognized in the income statement under the framework established by GAAP. See Note 12 to the Corporation’s consolidated financial statements for more information on fair value measurements.

PENDING ACCOUNTING PRONOUNCEMENTS

Transfers of Financial Assets:  In June 2009, the FASB issued guidance amending the accounting for transfers of financial assets. The new guidance amends existing guidance by eliminating the concept of a qualifying special-purpose entity (QSPE), creating more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifying other sale-accounting criteria and changing the initial measurement of a transferor’s interest in transferred financial assets. The amended guidance is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 and for subsequent interim and annual periods. The adoption of the amended guidance as of January 1, 2010 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

Variable Interest Entities (VIEs):  In June 2009, the FASB issued guidance amending the accounting for consolidation of VIEs. This new guidance amends existing guidance by eliminating exceptions for consolidating QSPEs, adding new criteria for determining the primary beneficiary and increasing the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The amended guidance also contains a new requirement that any term, transaction or arrangement that does not have a substantive effect on an entity’s status as a VIE, a company’s power over a VIE or a company’s obligation to absorb losses or rights to receive benefits of an entity must be disregarded when evaluating consolidation of a VIE. The amended guidance is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 and for subsequent interim and annual periods. The adoption of the amended guidance as of January 1, 2010 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

PENDING ACQUISITION

The Corporation’s primary method of expansion into new banking markets has been through acquisitions of other financial institutions and bank branches.

On January 7, 2010, the Corporation and O.A.K. Financial Corporation (OAK), the parent company of Byron Bank, a community bank based in Byron Center, Michigan, entered into a definitive agreement whereby OAK will merge with and into the Corporation. Under the terms of the agreement, OAK shareholders will be entitled to receive 1.306 shares of the Corporation’s common stock for each share of OAK common stock outstanding, or approximately 3.5 million shares, subject to adjustment in certain limited circumstances. The merger is designed to be a tax free exchange. Cash will be paid in lieu of fractional shares. Closing of the merger, which is expected to occur in the second quarter of 2010, is subject to certain conditions, including approval by the shareholders of OAK and regulatory approval.

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

NET INCOME

Net income in 2009 was $10.0 million, or $0.42 per diluted share, net income in 2008 was $19.8 million, or $0.83 per diluted share, and net income in 2007 was $39.0 million, or $1.60 per diluted share. Net income in 2009 represented a 49.6% decrease from 2008 net income, while 2008 net income represented a 49.1% decrease from 2007 net income. Net income per share in 2009 was 49.4% less than in 2008, while net income per share in 2008 was 48.1% less than in 2007. The decrease in net income in 2009 was primarily attributable to increases in the provision for loan losses and operating expenses. The decrease in net income in 2008 was primarily attributable to a significant increase in the provision for loan losses that was only partially offset by an increase in net interest income.

The Corporation’s return on average assets was 0.25% in 2009, 0.52% in 2008 and 1.03% in 2007. The Corporation’s return on average shareholders’ equity was 2.1% in 2009, 3.9% in 2008 and 7.7% in 2007.

ASSETS

Average assets were $4.07 billion during 2009, an increase of $281.6 million, or 7.4%, from average assets during 2008 of $3.78 billion. Average assets were $3.78 billion during 2008, a decrease of less than $1 million from average assets during 2007 of $3.79 billion. The increase in average assets during 2009 was primarily attributable to increases in interest-bearing deposits with unaffiliated banks and others, investment securities and loans that were funded by increased deposits generated in the Corporation’s markets.

INVESTMENT SECURITIES

Information about the Corporation’s investment securities portfolio is summarized in Tables 1 and 2. The following table summarizes the maturities and yields of the carrying value of investment securities by investment category and fair value by investment category, at December 31, 2009:

TABLE 1. MATURITIES AND YIELDS* OF INVESTMENT SECURITIES AT DECEMBER 31, 2009

	Maturity**
			After One		After Five				Total
	Within		but Within		but Within		After		Carrying		Total
	One Year		Five Years		Ten Years		Ten Years		Value		Fair
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value

	(Dollars in thousands)

Available-for-Sale:
Government sponsored agencies	$109,472	1.87%	$74,067	1.15%	$6,391	0.84%	$2,055	0.88%	$191,985	1.55%	$191,985
State and political subdivisions	1,198	7.38	1,450	7.65	914	5.97	—	—	3,562	7.13	3,562
Mortgage-backed securities	56,347	3.77	64,195	3.71	12,483	4.87	21,180	5.04	154,205	4.00	154,205
Collateralized mortgage obligations	67,325	1.05	125,290	1.04	21,315	2.16	9,828	3.59	223,758	1.26	223,758
Corporate bonds	2,141	4.68	16,870	1.71	—	—	—	—	19,011	2.05	19,011

Total Investment Securities Available-for-Sale	236,483	2.14	281,872	1.75	41,103	2.86	33,063	4.35	592,521	2.13	592,521

Held-to-Maturity:
State and political subdivisions	10,940	4.62	49,659	4.23	32,517	6.27	27,331	4.99	120,447	4.99	121,722
Mortgage-backed securities	118	7.43	157	7.67	68	7.77	7	7.13	350	7.60	383
Trust preferred securities	—	—	—	—	—	—	10,500	4.82	10,500	4.82	3,625

Total Investment Securities Held-to-Maturity	11,058	4.65	49,816	4.24	32,585	6.27	37,838	4.94	131,297	4.98	125,730

Total Investment Securities	$247,541	2.25%	$331,688	2.13%	$73,688	4.37%	$70,901	4.66%	$723,818	2.65%	$718,251

*	Yields are weighted by amount and time to contractual maturity, are on a taxable equivalent basis using a 35% federal income tax rate and are based on carrying value.
**	Mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal maturity. All other investment securities are based on final contractual maturity.

The following table summarizes the carrying value of investment securities at December 31, 2009, 2008 and 2007:

TABLE 2. SUMMARY OF INVESTMENT SECURITIES

	December 31,
	2009	2008	2007

	(In thousands)
Available-for-Sale:
U.S. Treasury	$—	$21,494	$31,450
Government sponsored agencies	191,985	172,234	193,958
State and political subdivisions	3,562	4,552	6,514
Mortgage-backed securities	154,205	169,214	215,720
Collateralized mortgage obligations	223,758	37,285	575
Corporate bonds	19,011	45,168	54,552
Equity securities	—	—	502

Total Investment Securities Available-for-Sale	592,521	449,947	503,271

Held-to-Maturity:
Government sponsored agencies	—	1,007	18,718
State and political subdivisions	120,447	85,495	71,899
Mortgage-backed securities	350	509	626
Trust preferred securities	10,500	10,500	—

Total Investment Securities Held-to-Maturity	131,297	97,511	91,243

Total Investment Securities	$723,818	$547,458	$594,514

The carrying value of investment securities at December 31, 2009 totaled $723.8 million, an increase of $176.4 million, or 32.2%, from December 31, 2008. The increase in investment securities was funded by increased customer deposits. The increased funds were partially invested in collateralized mortgage obligations (CMOs), that were primarily variable rate instruments with average maturities of less than three years. CMO investment securities totaled $223.8 million, or 30.9%, of investment securities at December 31, 2009, compared to $37.3 million, or 6.8%, of investment securities at December 31, 2008. Additionally, during 2009, the Corporation changed the mix of its investment securities portfolio as it re-invested a portion of funds from maturing U.S. Treasury, mortgage-backed securities and corporate bonds into state and political subdivisions investment securities, as opportunities in local municipal markets increased due to a reduction in demand nationally for local municipal securities. State and political subdivisions investment securities, which consist primarily of issuers located in the State of Michigan and are general obligations of the issuers, totaled $124.0 million, or 17.1%, of investment securities at December 31, 2009, compared to $90.0 million, or 16.4%, of investment securities at December 31, 2008.

The Corporation records all investment securities in accordance with FASB ASC Topic 320, Investments — Debt and Equity Securities (ASC 320), under which the Corporation is required to assess equity and debt securities that have fair values below their amortized cost basis to determine whether the decline (impairment) is other-than-temporary. Impairment is other-than-temporary if the assessment concludes that it is probable that the holder will be unable to collect all amounts due according to the contractual terms of the debt instrument or in instances where the debt instrument will mature or be disposed of before a full recovery of its amortized cost. An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination.

Effective April 1, 2009, in accordance with FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (later codified in ASC 320), the Corporation began accounting for declines in the fair value of held-to-maturity and available-for-sale investment securities below their cost that are deemed to be other-than-temporary through earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income, net of income tax. Prior to April 1, 2009, all declines in fair value deemed to be other-than-temporary were reflected in earnings as realized losses. In estimating other-than-temporary impairment (OTTI) losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the intent of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of amortized cost and (iv) whether it is more likely-than-not that the Corporation will be required to sell its investment prior to recovery.

The Corporation’s investment securities portfolio with a carrying value of $723.8 million at December 31, 2009, had gross impairment of $8.8 million as of that date. Management believed that the unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates, increased credit spreads and reduced market liquidity and not as a result of credit-related issues. Accordingly, at December 31, 2009, the Corporation believed the impairment in its investment securities portfolio was temporary in nature and, therefore, no impairment loss was realized in the Corporation’s consolidated statement of income for 2009. However, due to market and economic conditions, OTTI may occur as a result of material declines in the fair value of investment securities in the future. A further discussion of the assessment of potential impairment and the Corporation’s process that resulted in the conclusion that the impairment was temporary in nature follows.

At December 31, 2009, the Corporation’s investment securities portfolio included government sponsored agency securities with gross impairment of $0.16 million, state and political subdivisions securities with gross impairment of $0.68 million, mortgage-backed securities and collateralized mortgage obligations, combined, with gross impairment of $0.64 million, corporate bonds with gross impairment of $0.46 million and trust preferred securities with gross impairment of $6.88 million. The amortized costs and fair values of investment securities are disclosed in Note 2 to the consolidated financial statements.

The government sponsored agencies securities, included in the available-for-sale investment securities portfolio, had an amortized cost totaling $190.9 million with gross impairment of $0.16 million at December 31, 2009. This gross impairment was attributable to impaired government sponsored agency securities with an amortized cost of $47.8 million. All of the impaired investment securities are backed by the full faith and credit of the U.S. government. The Corporation determined that the impairment on these investment securities was attributable to the lack of liquidity for these investments and was temporary in nature at December 31, 2009. At December 31, 2009, the Corporation’s government sponsored agencies securities included $129.6 million of senior bonds that were issued by the twelve regional Federal Home Loan Banks that make up the Federal Home Loan Bank System (FHLBanks). There was no impairment in these FHLBanks investment securities at December 31, 2009. FHLBanks are government-sponsored enterprises created by Congress to ensure access to low-cost funding for their member financial institutions. FHLBanks overall experienced recent declines in profitability during the fourth quarter of 2008 and first quarter of 2009, primarily due to a number of the FHLBanks incurring significant OTTI losses on their portfolios of private-label mortgage-backed securities and home equity loans due to the dramatic decline in interest rates that occurred in 2008. However, the capital of FHLBanks has improved throughout 2009 and at September 30, 2009, the FHLBanks were considered well-capitalized in accordance with regulatory requirements. At December 31, 2009, the Corporation also held $16.2 million of FHLB stock, included in other securities on the consolidated statements of financial position, which was not impaired.

The state and political subdivisions securities, included in the held-to-maturity investment securities portfolio, had an amortized cost totaling $120.4 million with gross impairment of $0.68 million at December 31, 2009. The majority of these investment securities are from issuers primarily located in the State of Michigan and are general obligations of the issuer, meaning that the Corporation has the first claim on taxes collected for the repayment of the investment securities. The gross impairment of $0.68 million at December 31, 2009 was attributable to $33.6 million of investment securities, with two-thirds of these investment securities maturing beyond 2013. The Corporation determined that the impairment of $0.68 million at December 31, 2009 was attributable to the change in market interest rates due to the steepness of the interest yield curve at December 31, 2009 and the market’s perception of the Michigan economy. The Corporation determined that the impairment on these investment securities at December 31, 2009 was temporary in nature.

The mortgage-backed securities and collateralized mortgage obligations, included in the available-for-sale investment securities portfolio, had an amortized cost of $374.1 million, with gross impairment of $0.64 million at December 31, 2009. Mortgage-backed securities with an amortized cost of $27.0 million had gross impairment of $0.29 million and collateralized mortgage obligations with an amortized cost of $110.5 million had gross impairment of $0.35 million. Virtually all of the impaired investment securities in these two categories are backed by an explicit guarantee of the U.S. government and are AAA rated. The Corporation assessed the impairment on these investment securities and determined that the impairment was attributable to the general decline in market interest rates and volatile prepayment speeds and that the impairment on these investment securities at December 31, 2009 was temporary in nature.

At December 31, 2009, the Corporation’s corporate bond portfolio, included in the available-for-sale investment securities portfolio, had an amortized cost of $19.3 million, with gross impairment of $0.46 million. All of the corporate bonds held at December 31, 2009 were of an investment grade, except one single issue investment security, Lehman Brothers Holdings Inc. (Lehman), and two corporate bonds of American General Finance Corporation (AGFC), a wholly-owned subsidiary of American General Finance Inc. (AGFI), which is wholly-owned indirectly by American International Group (AIG). The investment grade ratings obtained for the balance of the corporate bond portfolio indicated that the obligors’ capacities to meet their financial commitments was “strong.” During the third quarter of 2008, the Corporation recognized an OTTI loss of $0.4 million related to the write-down of the Lehman bond to fair value as the impairment was deemed to be other-than-temporary and entirely credit related. The Corporation’s remaining amortized cost of the Lehman bond was less than $0.1 million at December 31, 2009. The gross impairment of $0.46 million existing at December 31, 2009 was attributable to two corporate bonds from AGFC with a combined amortized cost of $2.7 million at that date. The amortized cost amounts of the two bonds were $0.2 million and $2.5 million with maturity dates of

September 1, 2010 and December 15, 2011, respectively. The Corporation performed an assessment of the probability that it would collect all of the contractual amounts due under the two AGFC corporate bonds at December 31, 2009. The impairment at December 31, 2009 on the AGFC corporate bonds of $0.46 million improved from $1.6 million of impairment at December 31, 2008. Ratings from Moody’s, Standard & Poor’s and Fitch were B2, BB+ and BB, respectively, at December 31, 2009. Management believes that the analyses used by these rating agencies does not include the likelihood of the parent company’s (AIG) ability and willingness to provide support to its subsidiary.

The public filing of AGFC’s Form 10-Q with the SEC for the period ended September 30, 2009 indicated AGFC had net income of $231 million for the three months ended September 30, 2009 compared to a net loss of $236 million during the nine months ended September 30, 2009. AGFC’s total equity at September 30, 2009 was $2.6 billion, or 10.5% of total assets. AGFC’s own assessment of its financial condition at September 30, 2009 indicated that, after consideration of many factors, although primarily due to its ability to obtain funding from its parent company and its ability to severely reduce originations of finance receivables, AGFC believed it would have adequate liquidity to finance and operate its businesses and repay its obligations for at least the next twelve months. However, it is possible that the actual outcome of one or more of AGFC’s significant judgments or estimates could prove to be materially incorrect and AGFC may not have sufficient cash to meet its obligations in the future. All 2009 quarterly and semi-annual interest payments on both AGFC corporate bonds owned by the Corporation were paid in full on the scheduled payment date. The Corporation determined that the impairment of the AGFC corporate bonds was attributable to a lack of liquidity for these investments and that the impairment was temporary in nature at December 31, 2009.

At December 31, 2009, the Corporation held two trust preferred securities (TRUPs) in the held-to-maturity investment securities portfolio with a combined amortized cost of $10.5 million that had gross impairment of $6.9 million. One TRUP, with an amortized cost of $10.0 million, represented a 100% interest in a TRUP of a small non-public bank holding company in Michigan (issuer) that was purchased in the second quarter of 2008. At December 31, 2009, the Corporation determined the fair value of this TRUP was $3.5 million. The second TRUP, with an amortized cost of $0.5 million, represented a 10% interest in the TRUP of another small non-public bank holding company in Michigan. At December 31, 2009, the Corporation determined the fair value of this TRUP was $0.1 million. The fair value measurements of the two TRUP investments were developed based upon market pricing observations of much larger banking institutions in an illiquid market adjusted by risk measurements. The fair values of the TRUPs were based on calculations of discounted cash flows, and further based upon both observable inputs and appropriate risk adjustments that market participants would make for performance, liquidity and issuer specifics. See the additional discussion of the development of the fair values of the TRUPs in Note 2 to the consolidated financial statements.

Management reviewed financial information of the issuers of the TRUPs at December 31, 2009. Based on this review, the Corporation concluded that the significant decline in fair values of the TRUPs, compared to their amortized cost, was not attributable to materially adverse conditions specifically related to the issuers. The issuer of the $10.0 million TRUP reported net income in 2007, 2008 and 2009. At December 31, 2009, the issuer was categorized as “well-capitalized” under applicable regulatory capital adequacy guidelines and had a liquidity position which included over $100 million in investment securities held as available-for-sale. Based on the Corporation’s analysis at December 31, 2009, it was the Corporation’s opinion that this issuer appeared to be a financially sound institution with sufficient liquidity to meet its financial obligations in 2010. This TRUP is not independently rated. Industry bank ratings for September 30, 2009, obtained from Bauer Financial at www.bauerfinancial.com (Bauer) for subsidiaries of this issuer were rated good and excellent. Common stock cash dividends were paid throughout 2008 and 2009 by the issuer and the Corporation understands that the issuer’s management anticipates cash dividends to continue to be paid in the future. All scheduled interest payments on this TRUP were made on a timely basis in 2009 and 2008. The principal of $10.0 million of this TRUP matures in 2038, with interest payments due quarterly.

The issuer of the $0.5 million TRUP reported a net loss in 2009 that was less than the net loss reported in 2008. At December 31, 2009, the issuer was categorized as “well-capitalized” under applicable regulatory capital adequacy guidelines and its subsidiary bank was rated adequate by Bauer based on September 30, 2009 financial data. All scheduled interest payments on this TRUP were made on a timely basis in 2009 and 2008. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly.

Based on the information provided by the issuers of both TRUPs, as of December 31, 2009, it was the Corporation’s opinion that there had been no material adverse changes in the issuers’ financial performance since the TRUPs were issued and purchased by the Corporation and no indication that any material adverse trends were developing that would suggest that the issuers would be unable to make all future principal and interest payments under the TRUPs. Further, based on the information provided by the issuers, the issuers appeared to be financially viable financial institutions with both the credit quality and liquidity necessary to meet financial obligations in 2010. At December 31, 2009, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuers or their subsidiaries. In reviewing all available information regarding the issuers, including past performance and their financial and liquidity position, it was the Corporation’s opinion that the future cash flows of the issuers supported the carrying value of the TRUPs at their original cost of $10.5 million at

December 31, 2009. There can be no assurance that OTTI losses will not be recognized on the TRUPs or on any other investment security in the future. While the total fair value of the TRUPs was $6.9 million below the Corporation’s amortized cost at December 31, 2009, it was the Corporation’s assessment that, based on the overall financial condition of the issuers, the impairment was temporary in nature at December 31, 2009.

At December 31, 2009, the Corporation expected to fully recover the entire amortized cost basis of each impaired investment security in its investment securities portfolio at that date. Furthermore, at December 31, 2009, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more likely than not that the Corporation would not have to sell any of its impaired investment securities before a full recovery of amortized cost.

The Corporation did not realize any investment securities impairment losses in 2009. In 2008, the Corporation recorded a $0.4 million loss related to the write-down of a specific investment debt security to fair value as the impairment was deemed to be other-than-temporary in nature and entirely credit related.

LOANS

Chemical Bank is a full-service commercial bank and, therefore, the acceptance and management of credit risk is an integral part of the Corporation’s business. At December 31, 2009, the Corporation’s loan portfolio was $2.99 billion and consisted of loans to commercial borrowers (commercial, real estate commercial and real estate construction-commercial) totaling $1.47 billion, or 49.1% of total loans, loans to borrowers for the purpose of acquiring residential real estate (real estate residential and real estate construction-residential) totaling $762 million, or 25.4% of total loans, and loans to consumer borrowers secured by various types of collateral totaling $763 million, or 25.5% of total loans. Loans at fixed interest rates comprised approximately 80% of the Corporation’s loan portfolio at December 31, 2009 and 2008.

The Corporation maintains loan policies and credit underwriting standards as part of the process of managing credit risk. Underwriting standards are designed to promote relationship banking rather than transactional banking. These standards include providing loans generally only within the Corporation’s market areas. The Corporation’s lending markets generally consist of communities across the middle to southern and western sections of the lower peninsula of Michigan. The Corporation’s lending market areas do not include the southeastern portion of Michigan. The Corporation has no foreign loans or any loans to finance highly leveraged transactions. The Corporation’s lending philosophy is implemented through strong administrative and reporting controls. The Corporation maintains a centralized independent loan review function, which monitors asset quality of the loan portfolio.

Table 3 includes the composition of the Corporation’s loan portfolio, by major loan category, as of December 31, 2009, 2008, 2007, 2006 and 2005.

TABLE 3. SUMMARY OF LOANS

	December 31,
	2009	2008	2007	2006	2005

	(Dollars in thousands)

Distribution of Loans:
Commercial	$584,286	$587,554	$515,319	$545,591	$517,852
Real estate commercial	785,675	786,404	760,399	726,554	704,684
Real estate construction	121,305	119,001	134,828	145,933	158,376
Real estate residential	739,380	839,555	838,545	835,263	785,160
Consumer	762,514	649,163	550,343	554,319	540,623

Total loans	$2,993,160	$2,981,677	$2,799,434	$2,807,660	$2,706,695

Table 4 presents the maturity distribution of commercial, real estate commercial and real estate construction loans. These loans totaled $1.49 billion and represented 50% of total loans at December 31, 2009 and 2008. The percentage of these loans maturing within one year was 40% at December 31, 2009, compared to 36% at December 31, 2008. The percentage of these loans maturing beyond five years remained low at 6% at December 31, 2009, compared to 9% at December 31, 2008. At December 31, 2009 and 2008, commercial, real estate commercial and real estate construction loans with maturities beyond one year totaled $889 million and $962 million, respectively, and were comprised of 97% and 91%, respectively, of fixed interest rate loans and variable interest rate loans that were at their minimum interest rate. The Corporation classifies variable interest rate loans that are at their minimum interest rate as fixed interest rate loans for purposes of interest sensitivity disclosure and regulatory reporting. Variable interest rate loans that were at their minimum interest rate, and therefore reported as fixed rate loans, totaled $128 million at December 31, 2009 and $47 million at December 31, 2008.

TABLE 4. COMPARISON OF LOAN MATURITIES AND INTEREST SENSITIVITY (Dollars in thousands)

	December 31, 2009				December 31, 2008
	Due In				Due In

	1 Year	1 to 5	Over 5		1 Year	1 to 5	Over 5
	or Less	Years	Years	Total	or Less	Years	Years	Total

Loan Maturities:
Commercial	$330,139	$207,585	$46,562	$584,286	$303,518	$234,795	$49,241	$587,554
Real estate commercial	219,992	528,831	36,852	785,675	169,787	566,503	50,114	786,404
Real estate construction	52,262	62,277	6,766	121,305	57,572	25,572	35,857	119,001

Total	$602,393	$798,693	$90,180	$1,491,266	$530,877	$826,870	$135,212	$1,492,959

Percent of Total	40%	54%	6%	100%	36%	55%	9%	100%

	December 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent

Interest Sensitivity:
Above loans maturing after one year which have:
Fixed interest rates	$861,097	97%	$877,685	91%
Variable interest rates	27,776	3	84,397	9

Total	$888,873	100%	$962,082	100%

Total loans at December 31, 2009 were $2.99 billion, an increase of $11.5 million, or 0.4%, from total loans at December 31, 2008, compared to an increase of $182 million, or 6.5%, during 2008. A summary of the changes in the loan portfolio by category follows.

Commercial loans consist primarily of loans to varying types of businesses, including municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital and operational needs and term financing of equipment. Repayment of such loans is generally provided through operating cash flows of the business, although the Corporation also generally secures commercial loans with equipment, real estate, personal guarantees of the owner or other sources of repayment.

Commercial loans were $584.3 million at December 31, 2009, a decrease of $3.2 million, or 0.6%, from total commercial loans at December 31, 2008 of $587.5 million. The decrease in commercial loans in 2009 was attributable to less demand for new financing by commercial customers that was partially offset by an increase in loans to municipalities and school districts. Loans to municipalities and school districts were $71.7 million at December 31, 2009, a $26.0 million, or 57%, increase from $45.7 million at December 31, 2008. The increase in loans in this category during 2009 was primarily due to a lower level of competition for these types of loans in the Corporation’s lending markets that created additional lending opportunities for the Corporation. Commercial loans increased $72.2 million, or 14.0%, during 2008 from commercial loans at December 31, 2007 of $515.3 million. The increase in commercial loans in 2008 arose throughout the Corporation’s lending markets and across a wide range of industries. Commercial loans represented 19.5% of the Corporation’s loan portfolio at December 31, 2009, compared to 19.7% and 18.4% at December 31, 2008 and 2007, respectively.

The average size of commercial loan transactions is generally relatively small, which decreases the risk of loss within the commercial loan portfolio due to the lack of loan concentration. The Corporation’s loan portfolio to commercial borrowers, defined as commercial, real estate commercial and real estate construction-commercial loans, is well diversified across business lines and has no concentration in any one industry. The total loan portfolio to commercial borrowers of $1.47 billion at December 31, 2009 included 83 loan relationships of $2.5 million or greater. These 83 borrowing relationships totaled $432.9 million and represented 29.5% of the loan portfolio to commercial borrowers at December 31, 2009. At December 31, 2009, five of these borrowing relationships had outstanding balances of $10 million or higher, totaling $67.5 million, or 4.6%, of the loan portfolio to commercial borrowers as of that date. Further, the Corporation had nine loan relationships at December 31, 2009 with loan balances greater than $2.5 million and less than $10 million, totaling $47.1 million, that had unfunded credit amounts, that if advanced, could result in a loan relationship exceeding $10 million.

Real estate commercial loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Real estate commercial loans were $785.7 million at December 31, 2009, a decrease of $0.7 million, or 0.1%, from total real estate commercial loans at December 31, 2008 of $786.4 million. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 74.6%, 21.9% and 3.5%, respectively, of the Corporation’s real estate commercial loans outstanding at December 31, 2009. Real estate commercial loans increased $26.0 million, or 3.4%, during 2008 from real estate commercial loans at December 31, 2007 of $760.4 million. Real estate commercial loans represented 26.2% of the Corporation’s loan portfolio at December 31, 2009, compared to 26.4% and 27.2% at December 31, 2008 and 2007, respectively.

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

The Corporation generally attempts to mitigate the risks associated with commercial and real estate commercial lending by, among other things, lending primarily in its market areas, lending across industry lines, not developing a concentration in any one line of business and using prudent loan-to-value ratios in the underwriting process. The weakened economy in Michigan has resulted in higher loan delinquencies, customer bankruptcies and real estate foreclosures. Based on current economic conditions in Michigan, management expects real estate foreclosures to remain higher than historical averages. It is also management’s belief that the loan portfolio is generally well-secured, despite declining market values for all types of real estate in the State of Michigan and nationwide.

Real estate construction loans are originated for both business and residential properties, including land development. Land development loans are loans made to residential and commercial developers for infrastructure improvements to create finished marketable lots for residential or commercial construction. Real estate construction loans often convert to a real estate commercial or real estate residential loan at the completion of the construction period; however, most land development loans are originated with the intention that the loans will be paid through the sale of finished properties by the developers within twelve months of the completion date. Real estate construction loans were $121.3 million at December 31, 2009, an increase of $2.3 million, or 1.9%, from real estate construction loans at December 31, 2008 of $119.0 million. Real estate construction loans decreased $15.8 million, or 11.7%, during 2008 from real estate construction loans of $134.8 million at December 31, 2007. Real estate construction loans to commercial borrowers represented the majority of these loans and were $98.4 million at December 31, 2009, an increase of $8.6 million, or 9.6%, from December 31, 2008. The increase in real estate construction loans to commercial borrowers during 2009 was attributable to one project to finance the construction and renovation of a private recreational facility. At December 31, 2009, $9.3 million had been advanced by the Corporation on this project and another $9.4 million was committed for future advancements at that date. Real estate construction loans also include loans to consumers for the construction of single family residences that are secured by these properties. Real estate construction loans to consumers were $22.9 million at December 31, 2009, a decrease of $6.3 million, or 21.6%, from December 31, 2008. Real estate construction loans represented 4.1% of the Corporation’s loan portfolio as of December 31, 2009 compared to 4.0% and 4.8% at December 31, 2008 and 2007, respectively.

Real estate construction lending involves a higher degree of risk than real estate commercial lending and real estate residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser of the property if it will not be owner-occupied. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. At December 31, 2009, the Corporation’s real estate construction loans to commercial borrowers included $46.6 million of residential real estate development loans. The Corporation’s risk in this area has increased since early 2008 due to the recessionary economic environment within the State of Michigan. The sale of units in residential real estate development projects has slowed significantly, as customer demand significantly decreased, resulting in the inventory of unsold housing units increasing across the State of Michigan. The severe recession in Michigan has resulted in the inability of most developers to sell their finished developed lots and units within their original expected time frames. Accordingly, few of the Corporation’s residential real estate development borrowers sold developed lots or units during 2008 and 2009 due to the poor economic environment. At December 31, 2009, $14.4 million, or 31%, of the Corporation’s residential real estate development loans were not performing in accordance with their contractual terms.

Real estate residential loans consist primarily of one- to four-family residential loans with fixed interest rates of fifteen years or less. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance. Real estate residential loans were $739.4 million as of December 31, 2009, a decrease of $100.2 million, or 11.9%, from real estate residential loans at December 31, 2008 of $839.6 million. Real estate residential loans increased $1.0 million, or 0.1%, during 2008 from $838.5 million at December 31, 2007. The decrease in real estate residential loans in 2009 was attributable to both a significant decline in Michigan’s housing market due to the overall economic environment and customers refinancing adjustable rate and balloon mortgages to long-term fixed interest rate loans that the Corporation sold in the secondary market. The Corporation’s current general practice is to sell fixed interest rate real estate residential loan originations with maturities of over ten years in the secondary market. Real estate residential loans represented 24.7% of the Corporation’s loan portfolio at December 31, 2009, compared to 28.1% and 30.0% at December 31, 2008 and 2007, respectively.

The Corporation’s consumer loan portfolio consists of relatively small loan amounts that are spread across many individual borrowers, which minimizes the risk per loan transaction. Collateral values, particularly those of automobiles, recreational vehicles and boats, are negatively impacted by many factors, such as new car promotions, the physical condition of the collateral and even more significantly, overall economic conditions. Consumer loans also include home equity loans, whereby consumers utilize equity in their personal residence, generally through a second mortgage, as collateral to secure the loan.

Consumer loans were $762.5 million at December 31, 2009, an increase of $113.4 million, or 17.5%, from consumer loans at December 31, 2008 of $649.2 million. Consumer loans increased $98.8 million, or 18.0%, during 2008 from $550.3 million at December 31, 2007. The increases in consumer loans during 2009 and 2008 were primarily attributable to an increase in indirect consumer loans, due to a combination of an increased sales effort, new technology to support indirect loan application processing and a reduction in the number of competing lenders. In 2008, new electronic application tools were installed that link the Corporation’s loan underwriting department directly to business dealerships. This capability stimulated an increase in lending opportunities during 2009 and 2008. Indirect consumer loans include automobile, recreational vehicle and boat financing purchased from dealerships. At December 31, 2009, approximately 41% of consumer loans were secured by the borrowers’ personal residences, 28% by automobiles, 18% by recreational vehicles, 9% by marine vehicles and the remaining 4% was mostly unsecured. Consumer loans represented 25.5% of the Corporation’s loan portfolio at December 31, 2009, compared to 21.8% and 19.6% at December 31, 2008 and 2007, respectively.

Consumer loans generally have shorter terms than mortgage loans but generally involve more credit risk than real estate residential lending because of the type and nature of the collateral. The Corporation approves consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer lending collections are dependent on the borrowers’ continuing financial stability and are more likely to be affected by adverse personal situations. Overall, credit risk on these loans increases as the unemployment rate increases. The unemployment rate in the State of Michigan was 14.6% at December 31, 2009, up from 10.2% at December 31, 2008, and significantly higher than the national average of 10.0% at December 31, 2009. The credit risk on home equity loans has historically been low as property values of residential real estate have historically increased year over year. However, credit risk has increased on home equity loans since the beginning of 2008 as property values have declined throughout the State of Michigan, thus increasing the risk of insufficient collateral, as the majority of these loans are secured by a second mortgage on the borrowers’ residences.

ASSET QUALITY

Nonperforming Assets

Nonperforming assets consist of loans for which the accrual of interest has been discontinued, loans that are past due as to principal or interest by 90 days or more and are still accruing interest, loans which have been modified due to a decline in the credit quality of the borrower (loans modified under troubled debt restructurings) and assets obtained through foreclosures and repossessions. The Corporation transfers a loan that is 90 days or more past due to nonaccrual status, unless it believes the loan is both well-secured and in the process of collection. Accordingly, the Corporation has determined that the collection of accrued and unpaid interest on any loan that is 90 days or more past due and still accruing interest is probable.

Nonperforming assets were $153.3 million at December 31, 2009, compared to $113.3 million at December 31, 2008 and $74.5 million at December 31, 2007, and represented 3.6%, 2.9% and 2.0%, respectively, of total assets. It is management’s belief that the continued increase in nonperforming assets was largely attributable to the severe recessionary economic climate within Michigan, which has resulted in cash flow difficulties being encountered by many business and consumer loan customers. The unemployment rate in Michigan was 14.6% at December 31, 2009, compared to 10.0% nationwide. The increase in the Corporation’s nonperforming assets was not concentrated in any one industry or any one geographical area within Michigan, other than $14.4 million in nonperforming residential real estate development loans (included in real estate construction) made in Chemical Bank’s various lending market areas throughout the state. At December 31, 2009, there were five commercial loan relationships exceeding $2.5 million, totaling $19.5 million, which were in nonperforming status. It continues to be well publicized nationwide that appraised values of residential and commercial real estate have generally declined. The Corporation likewise continued to experience declines in appraised values of both residential and commercial real estate properties in 2009 due to the continued weakness in the economy in Michigan. Based on the declines in both commercial and residential real estate values, management continues to evaluate and discount appraised values and obtain new appraisals to compute estimated fair market values of impaired real estate secured loans and other real estate properties. Due to the economic climate within Michigan, management expects that nonperforming assets will continue to remain at elevated levels into 2010.

The following table provides a five-year history of nonperforming assets, including the composition of nonaccrual loans and accruing loans contractually past due 90 days or more as to interest or principal payments and loans modified under troubled debt restructurings, by major loan category:

TABLE 5. NONPERFORMING ASSETS

	December 31,
	2009	2008	2007	2006	2005

	(Dollars in thousands)

Nonaccrual loans*:
Commercial	$19,309	$16,324	$10,961	$4,203	$3,133
Real estate commercial	49,419	27,344	19,672	9,612	2,950
Real estate construction	15,184	15,310	12,979	2,552	3,741
Real estate residential	15,508	12,175	8,516	2,887	3,853
Consumer	7,169	5,313	3,468	985	884

Total nonaccrual loans	106,589	76,466	55,596	20,239	14,561
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	1,371	1,652	1,958	1,693	825
Real estate commercial	3,971	9,995	4,170	2,232	2,002
Real estate construction	1,990	759	—	174	—
Real estate residential	3,614	3,369	1,470	1,158	1,717
Consumer	787	1,087	166	1,414	592

Total accruing loans contractually past due 90 days or more as to interest or principal payments	11,733	16,862	7,764	6,671	5,136
Loans modified under troubled debt restructurings	17,433	—	—	—	—

Total nonperforming loans	135,755	93,328	63,360	26,910	19,697
Other real estate and repossessed assets	17,540	19,923	11,132	8,852	6,801

Total nonperforming assets	$153,295	$113,251	$74,492	$35,762	$26,498

Nonperforming loans as a percent of total loans	4.54%	3.13%	2.26%	0.96%	0.73%

Nonperforming assets as a percent of total assets	3.61%	2.92%	1.98%	0.94%	0.71%

*	Interest income totaling $2.1 million was recorded in 2009 on loans in nonaccrual status. At December 31, 2009, additional interest income of $6.1 million would have been recorded during 2009 on these loans had they been current in accordance with their original terms.

The following schedule provides the composition of nonperforming loans, by major loan category, as of December 31, 2009 and 2008.

	December 31,
	2009		2008
		Percent		Percent
	Amount	of Total	Amount	of Total

	(Dollars in thousands)

Commercial	$20,680	15%	$17,976	19%
Real estate commercial	53,390	39	37,339	40
Real estate construction	17,174	13	16,069	17

Sub-total	91,244	67	71,384	76
Real estate residential	36,555	27	15,544	17
Consumer	7,956	6	6,400	7

Total nonperforming loans	$135,755	100%	$93,328	100%

Total nonperforming loans at December 31, 2009 were $135.8 million, an increase of $42.5 million, or 46%, compared to $93.3 million at December 31, 2008. The increase in nonperforming loans has occurred in both commercial borrower (commercial, real estate commercial and real estate construction) and consumer borrower (real estate residential and consumer) loan categories. Combined, the three commercial borrower nonperforming loan categories totaled $91.2 million, or 67%, of total nonperforming loans at December 31, 2009. Likewise, as disclosed in Table 6 under the subheading “Provision and Allowance for Loan Losses” the majority of the Corporation’s net loan charge-offs during 2009 occurred within these three loan categories, with 75% of net loan charge-offs during 2009 attributable to commercial borrowers, compared to 80% in 2008. The increase in the level of nonperforming loans during 2009 was largely attributable to the recessionary economic conditions in the State of Michigan and in the Corporation’s local markets that have been existent since 2006 and continued to deteriorate through 2009, with no clear economic indications of when significant improvement is likely to occur.

The following schedule presents additional data related to nonperforming commercial, real estate commercial and real estate construction loans by dollar amount as of December 31, 2009 and 2008.

	December 31,
	2009		2008
	Number of		Number of
	Borrowers	Amount	Borrowers	Amount

	(Dollars in thousands)

$5,000,000 or more	1	$7,532	1	$6,083
$2,500,000 - $4,999,999	4	11,926	3	10,259
$1,000,000 - $2,499,999	17	28,989	12	18,868
$500,000 - $999,999	21	14,640	20	14,758
$250,000 - $499,999	40	14,042	31	10,125
Under $250,000	175	14,115	133	11,291

Total	258	$91,244	200	$71,384

Nonperforming commercial loans of $20.7 million at December 31, 2009 were up $2.7 million, or 15%, from nonperforming commercial loans at December 31, 2008 of $18.0 million. The nonperforming commercial loans at December 31, 2009 were not concentrated in any single industry and it is management’s belief that the increase in 2009 was primarily reflective of the recessionary economic conditions in Michigan.

Nonperforming real estate commercial loans of $53.4 million at December 31, 2009 were up $16.1 million, or 43%, from $37.3 million at December 31, 2008. At December 31, 2009, the Corporation’s nonperforming real estate commercial loan portfolio was comprised of $29.8 million of loans secured by owner occupied real estate, $14.7 million of loans secured by non-owner occupied real estate and $8.9 million of loans secured by vacant land, resulting in approximately 5% of owner occupied real estate commercial loans, 9% of non-owner occupied real estate commercial loans and 32% of vacant land loans in a nonperforming status at December 31, 2009. At December 31, 2009, the Corporation’s nonperforming real estate commercial loans included a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation’s market areas. The largest concentration of the $53.4 million in nonperforming real estate commercial loans at December 31, 2009 was one customer relationship totaling $6.7 million that is secured by a combination of vacant land and non-owner occupied commercial real estate. This same customer relationship also has $0.8 million in nonperforming real estate construction loans (secured by residential real estate development). At December 31, 2009, $7.5 million of the nonperforming real estate commercial loans were in various stages of foreclosure with 43 borrowers. The Michigan economy remains weak, thus creating a difficult business environment for many lines of business across the state.

Nonperforming real estate construction loans at December 31, 2009 were $17.2 million, up $1.1 million, or 6.9%, from $16.1 million at December 31, 2008. At December 31, 2009, $14.4 million, or 84%, of nonperforming real estate construction loans were secured by residential development real estate comprised primarily of improved lots and housing units. The $14.4 million of nonperforming loans secured by residential real estate development projects represented 31% of total residential real estate development loans outstanding of $46.6 million at December 31, 2009. The economy in Michigan has adversely impacted housing demand throughout the state and, accordingly, the Corporation has experienced an increase in the number of its residential real estate development borrowers with cash flow difficulties associated with a significant decline in sales of both lots and residential real estate.

Nonperforming real estate residential loans, including loans modified under troubled debt restructurings, were $36.6 million at December 31, 2009, an increase of $21.1 million, or 135%, from total nonperforming real estate residential loans of $15.5 million at December 31, 2008. The significant increase in nonperforming real estate residential loans was attributable to a rise in delinquencies, bankruptcies and foreclosures primarily reflective of the elevated unemployment rate in the State of Michigan. At December 31, 2009, a total of $5.9 million of nonperforming real estate residential loans were in various stages of foreclosure.

During 2009, the continuing recessionary economic climate in Michigan resulted in an increasing number of customers with cash flow difficulties and thus the inability to maintain their residential mortgage loan balances in a performing status. The Corporation determined that it was probable that certain customers who were past due on their real estate residential loans, if provided a reduction in their monthly payment for a limited time period, would be able to bring their loan relationship to a performing status and was deemed by the Corporation to potentially result in a lower level of loan losses and loan collection costs than if the Corporation proceeded through the foreclosure process with these borrowers. The Corporation began modifying real estate residential loans during the second quarter of 2009. The majority of these modifications consisted of reducing a borrower’s monthly payments by decreasing the interest rate charged on the loan to 3% for a period of 24 months. The outstanding loan balances of the Corporation’s loans modified under troubled debt restructurings were $17.4 million at December 31, 2009. Each of these modified loans was current in accordance with their modified terms at December 31, 2009. Each of the Corporation’s modified loans will remain in nonperforming status until six consecutive months of payments have been received under their modified term, at which time the modified loans will be moved to performing status. Under GAAP, these modified loans meet the definition of a troubled debt restructuring and as a result, the Corporation recognized $0.8 million of additional provision for loan losses during 2009 related to impairment on these loans based on the present value of expected future cash flows discounted at the loan’s original effective interest rate.

Nonperforming consumer loans were $8.0 million at December 31, 2009, an increase of $1.6 million, or 24%, from total nonperforming consumer loans of $6.4 million at December 31, 2008. The increase in nonperforming consumer loans during 2009 was also primarily reflective of the elevated unemployment rate in the State of Michigan.

Other real estate and repossessed assets is a component of nonperforming assets and primarily includes real property acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and also personal and commercial property held for sale. Other real estate and repossessed assets totaled $17.5 million at December 31, 2009, a decrease of $2.4 million, or 12%, from $19.9 million at December 31, 2008. The decrease in other real estate and repossessed assets during 2009 was due to fair value write-downs as sales activity was offset by additions of other real estate and repossessed assets during the year.

The following schedule summarizes other real estate and repossessed asset activity during 2009 and 2008:

	December, 31
	2009	2008

	(Dollars in thousands)

Balance at beginning of year	$19,923	$11,132
Additions	18,056	21,282
Capitalized improvements	264	214
Write-downs to fair value	(4,722)	(3,186)
Dispositions	(15,981)	(9,519)

Balance at end of year	$17,540	$19,923

The following schedule provides the composition of other real estate and repossessed assets as of December 31, 2009 and 2008:

	December 31,
	2009	2008

	(Dollars in thousands)

Other real estate:
Commercial	$4,250	$6,202
Commercial development	1,265	1,629
Residential real estate	7,483	6,960
Residential development	4,250	4,667

Total other real estate	17,248	19,458
Repossessed assets	292	465

Total other real estate and repossessed assets	$17,540	$19,923

At December 31, 2009, total other real estate of $17.2 million was comprised of 49 commercial properties totaling $4.2 million, commercial development properties obtained from four developers totaling $1.3 million, 118 residential real estate properties totaling $7.5 million and 19 residential development projects totaling $4.2 million. The residential development projects were primarily concentrated in five projects totaling $3.1 million. The residential development projects are unfinished in varying stages of completion. The largest residential development project is a high-rise mixed use condominium building with eleven unsold residential units and a carrying value of $1.0 million at December 31, 2009. Only one unit has been sold in this project and that unit was sold in 2005. The carrying value at December 31, 2009 on this high-rise mixed use condominium building of $1.0 million was net of $2.0 million in fair value write-downs since the project has been in other real estate, including $0.8 million during 2009. Repossessed assets of $0.3 million at December 31, 2009, were comprised of commercial equipment, automobiles, boats and recreational vehicles.

The historically large inventory of other real estate properties held for sale across the State of Michigan has resulted in an increase in the Corporation’s carrying time and cost of holding other real estate. Consequently, the Corporation had $8.5 million in other real estate properties at December 31, 2009 that had been held in excess of one year as of that date. Due to the redemption period on foreclosures being relatively long in Michigan (six months to one year) and the Corporation having a significant number of nonperforming loans that were in the process of foreclosure at December 31, 2009, management anticipates that the level of other real estate and repossessed assets will likely remain elevated for some period of time. Other real estate properties are carried at the lower of cost or fair value less estimated cost to sell.

At December 31, 2009, all of the other real estate properties had been written down to fair value through a combination of a loan charge-off at the transfer of the loan to other real estate and/or as a write-down, recorded as an operating expense, to recognize the further market value decline of the property after the initial transfer date. At December 31, 2009, the carrying value of other real estate of $17.2 million, was reflective of $15.5 million in charge-offs/write-downs and represented 53% of the loan balance at the time the property was transferred to other real estate.

During 2009, 138 pieces of other real estate properties were sold with net proceeds from sales totaling $13.5 million. On an average basis, the net proceeds from these sales represented 60% of the loan balance at the time the Corporation received title to the properties.

Impaired Loans

A loan is considered impaired when management determines it is probable that all of the principal and interest due will not be collected according to the original contractual terms of the loan agreement. The Corporation has determined that all of its nonaccrual commercial, real estate commercial, real estate construction-commercial loans and loans modified under troubled debt restructurings meet the definition of an impaired loan. In most instances, the impairment is measured based on the fair market value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. A portion of the allowance for loan losses may be specifically allocated to impaired loans.

Impaired loans were $101.3 million at December 31, 2009, compared to $59.0 million at December 31, 2008 and $45.9 million at December 31, 2007. The increase in impaired loans during 2009 was primarily attributable to the weak economy in the State of Michigan. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, it was determined that impaired commercial, real estate commercial and real estate construction-commercial loans totaling $38.2 million at December 31, 2009 required a valuation allowance, compared to $30.3 million of impaired loans at December 31, 2008 and $22.2 million of impaired loans at December 31, 2007. The valuation allowance on these impaired loans was $10.5 million at December 31, 2009, compared to $9.2 million at December 31, 2008 and $4.6 million at December 31, 2007. At December 31, 2009, loans modified under troubled debt restructurings of $17.4 million also required a valuation allowance of $0.7 million. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from the estimates used on these loans. A discussion of the allowance for loan losses is included under the subheading, “Provision and Allowance for Loan Losses,” below.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses (provision) is an increase to the allowance for loan losses (allowance) to provide for probable losses inherent in the loan portfolio. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the remainder of the loan portfolio but that have not been specifically identified. The allowance is comprised of specific allowances (assessed for loans that have known credit weaknesses), pooled allowances based on assigned risk ratings and historical loan loss experience for each loan type, and an unallocated allowance for imprecision in the subjective nature of the specific and pooled allowance methodology. Management evaluates the allowance on a quarterly basis in an effort to ensure the level is adequate to absorb probable losses inherent in the loan portfolio. This evaluation process is inherently subjective as it requires estimates that may be susceptible to significant change and has the potential to affect net income materially. The Corporation’s methodology for measuring the adequacy of the allowance includes several key elements, which includes a review of the loan portfolio, both individually and by category, and includes consideration of changes in the mix and volume of the loan portfolio, actual loan loss experience, review of collateral values, the financial condition of the borrowers, industry and geographical exposures within the portfolio, economic conditions and employment levels of the Corporation’s local markets and other factors affecting business sectors. Management believes that the allowance for loan losses is currently maintained at an appropriate level, considering the inherent risk in the loan portfolio. Future significant adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies or the level of loan losses incurred. A summary of the activity in the allowance for loan losses for the last five years is included in Table 6.

TABLE 6. ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Years Ended December 31,
	2009	2008	2007	2006	2005

	(Dollars in thousands)

Balance at beginning of year	$57,056	$39,422	$34,098	$34,148	$34,166
Provision for loan losses	59,000	49,200	11,500	5,200	4,285
Loan charge-offs:
Commercial	(12,001)	(16,787)	(1,622)	(1,389)	(2,126)
Real estate commercial	(9,231)	(6,995)	(1,675)	(1,564)	—
Real estate construction	(6,969)	(2,963)	(1,272)	(1,201)	—
Real estate residential	(3,694)	(2,458)	(484)	(515)	(453)
Consumer	(6,791)	(4,739)	(1,935)	(1,976)	(2,407)

Total loan charge-offs	(38,686)	(33,942)	(6,988)	(6,645)	(4,986)
Recoveries of loans previously charged off:
Commercial	904	1,473	249	370	110
Real estate commercial	495	131	21	6	11
Real estate construction	307	29	30	—	—
Real estate residential	614	160	18	98	29
Consumer	1,151	583	494	521	533

Total loan recoveries	3,471	2,376	812	995	683

Net loan charge-offs	(35,215)	(31,566)	(6,176)	(5,650)	(4,303)
Allowance of branches acquired	—	—	—	400	—

Allowance for loan losses at end of year	$80,841	$57,056	$39,422	$34,098	$34,148

Net loan charge-offs during the year as a percentage of average loans outstanding during the year	1.18%	1.10%	0.22%	0.20%	0.16%

Allowance for loan losses as a percentage of total loans outstanding at end of year	2.70%	1.91%	1.41%	1.21%	1.26%

Allowance for loan losses as a percentage of nonperforming loans outstanding at end of year	60%	61%	62%	127%	173%

The provision for loan losses was $59.0 million in 2009, $49.2 million in 2008 and $11.5 million in 2007. The Corporation experienced net loan charge-offs of $35.2 million in 2009, $31.6 million in 2008 and $6.2 million in 2007. Net loan charge-offs in 2008 included $10.3 million attributable to the identification of a fraudulent loan transaction related to a single borrower for which the Corporation recovered $1.2 million in 2008 and $0.3 million in 2009 through the sale of collateral securing the loan. Net loan charge-offs as a percentage of average loans were 1.18% in 2009, 1.10% in 2008 and 0.22% in 2007. The level of net loan charge-offs reflects the general deterioration in credit quality across the entire loan portfolio. Net loan charge-offs of commercial, real estate commercial and real estate construction loans totaled $26.5 million in 2009 and represented 75% of total net loan charge-offs during the year, compared to 80% and 69% of total net loan charge-offs in 2008 and 2007, respectively. The commercial loan type net loan charge-offs in 2009 were not concentrated in any one industry or borrower. The level of the provision each year reflects management’s assessment of the adequacy of the allowance.

The Corporation’s provision for loan losses in 2009 of $59.0 million was $23.8 million higher than net loan charge-offs in 2009 and $9.8 million higher than the provision for loan losses in 2008. The level of the provision in 2009 was primarily reflective of continued credit deterioration during the year that was driven by higher net loan charge-offs, increases in nonperforming loans and loan delinquencies and adverse changes in certain risk grade categories of the commercial, real estate commercial and real estate construction loan portfolios. The increase in net loan charge-offs was impacted by declining real estate values within the State of Michigan during 2009, as evidenced by both lower appraised values of real estate and lower sales prices of real estate. It is management’s belief that the overall credit deterioration in the Corporation’s loan portfolio during 2009 was largely reflective of the economic environment in the State of Michigan, as the unemployment rate increased throughout the year to 14.6% at December 31, 2009. The Corporation’s loan portfolio had no concentration in the automotive sector and management has identified its direct exposure to this industry as not material, although the economic impact of the depressed automotive sector affected the general economy within Michigan during 2008 and 2009. It has been publicized nationally that the residential real estate development industry was one of the industries most affected by the recessionary economy during 2008 and 2009 and, accordingly, the Corporation experienced $6.4 million of net loan charge-offs on residential real estate development loans in 2009 and $5.4 million in 2008. In addition, the Corporation’s loan portfolio at December 31, 2009 included 22 residential real estate developers with outstanding loan balances totaling $14.4 million that were experiencing significant cash flow difficulties and resulted in these loan relationships being classified as nonperforming at that date. At December 31, 2009, management evaluated the underlying collateral value of the $14.4 million in impaired residential real estate development loans and determined a valuation allowance of $0.6 million was required on $4.0 million of these loans, as the fair value of the underlying collateral was assessed to be less than the carrying value of the loans. Impaired residential real estate development loans at December 31, 2009 of $14.4 million were largely concentrated in loans to five developers having individual loan balances exceeding $1 million that totaled $8.1 million, or 57%, of total impaired residential real estate development loans at that date.

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

The first element reflects the Corporation’s estimate of probable losses based upon the systematic review of impaired commercial, real estate commercial and real estate construction-commercial impaired loans. These estimates are based upon a number of objective factors, such as payment history, financial condition of the borrower and discounted collateral exposure. The Corporation measures the investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. At December 31, 2009, all of the Corporation’s impaired loans to commercial borrowers were valued based on the fair value of the collateral securing the loan. It is the Corporation’s general policy to, at least annually, obtain new appraisals on impaired loans that are primarily secured by real estate. At December 31, 2009, the Corporation had a current appraisal on approximately 90% of impaired loans, with 60% of these appraisals being performed during the second half of 2009. When the Corporation determines that the fair value of the collateral is less than the carrying value of an impaired loan and a portion is deemed not collectible, the portion of the impairment that is deemed not collectible is charged-off and deducted from the allowance. The remaining carrying value of the impaired loan is classified as a nonperforming loan. When the Corporation determines that the fair value of the collateral is less than the carrying value of an impaired loan but believes it is probable it will recover this impairment, the Corporation establishes a valuation allowance for such impairment.

The second element reflects the application of the Corporation’s loan grading system. This grading system is similar to those employed by state and federal banking regulators. Commercial, real estate commercial and real estate construction-commercial loans that are risk rated below a certain predetermined risk grade and nonaccrual real estate residential and nonaccrual consumer loans are assigned a loss allocation factor that is based upon a historical analysis of losses incurred within the specific risk grade category and a valuation of the type of collateral securing the loans.

The third element is determined by assigning allocations based principally upon the three-year average of loss experience for each type of loan. Average losses may be adjusted based on current loan loss experience and delinquency trends. This component considers the lagging impact of historical charge-off ratios in periods where future loan charge-offs are expected to increase or decrease, trends in delinquencies and nonaccrual loans, the changing portfolio mix in terms of collateral, average loan balance, loan growth and the degree of seasoning in the various loan portfolios. Loan loss analyses are performed quarterly.

The fourth element is based on factors that cannot be associated with a specific credit or loan category and reflects an attempt to ensure that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected loan losses. Management maintains an unallocated allowance to recognize the uncertainty and imprecision underlying the process of estimating projected loan losses. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocation methodology discussed above, involves the exercise of judgment. The unallocated allowance associated with the imprecision in the risk rating system is based on a historical evaluation of the accuracy of the risk ratings associated with loans. This unallocated portion of the allowance is judgmentally determined and generally serves to compensate for the uncertainty in estimating losses, particularly in times of changing economic conditions, and also considers the possibility of improper risk ratings. The unallocated portion of the allowance also takes into consideration economic conditions within the State of Michigan and nationwide, including unemployment levels, industry-wide loan delinquency rates, and declining commercial and residential real estate values and historically high inventory levels of residential lots, condominiums and single family houses held for sale.

The allocation of the allowance for loan losses in Table 7 is based upon ranges of estimates and is not intended to imply either limitations on the usage of the allowance or exactness of the specific amounts. The entire allowance is available to absorb future loan losses without regard to the categories in which the loan losses are classified. The allocation of the allowance is based upon a combination of factors, including historical loss factors, credit-risk grading, past-due experiences, and the trends in these, as well as other factors, as discussed above.

TABLE 7. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
	2009		2008		2007		2006		2005

		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
Loan Type	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in millions)

Commercial	$19.1	20%	$12.3	20%	$9.7	19%	$8.9	19%	$9.0	19%
Real estate commercial	23.9	26	20.3	26	12.8	27	11.4	26	11.6	26
Real estate construction	5.7	4	3.8	4	3.0	5	1.8	5	1.8	6
Real estate residential	13.1	25	8.0	28	5.5	30	3.6	30	3.6	29
Consumer	17.3	25	10.9	22	6.6	19	6.8	20	6.7	20
Unallocated	1.7	—	1.8	—	1.8	—	1.6	—	1.4	—

Total	$80.8	100%	$57.1	100%	$39.4	100%	$34.1	100%	$34.1	100%

The Corporation’s allowance was $80.8 million at December 31, 2009 and represented 2.70% of total loans, compared to $57.1 million, or 1.91% of total loans, at December 31, 2008 and $39.4 million, or 1.41% of total loans, at December 31, 2007. The allowance as a percentage of nonperforming loans was 60% at December 31, 2009, compared to 61% at December 31, 2008 and 62% at December 31, 2007.

The Corporation’s valuation allowance for impaired commercial, real estate commercial and real estate construction-commercial loans increased $1.3 million to $10.5 million at December 31, 2009 from $9.2 million at December 31, 2008. The increase in the valuation allowance is reflective of the increase in impaired loans during 2009. Additionally, at December 31,2009, the Corporation had a $0.7 million valuation allowance attributable to loans modified under troubled debt restructurings. Impaired loans were $101.3 million, including $17.4 million of real estate residential loans modified under troubled debt restructurings, at December 31, 2009, up $42.3 million, or 72%, from $59.0 million at December 31, 2008.

The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance as of December 31, 2009 and 2008 and partial loan charge-offs taken on these impaired loans:

		Valuation	Charged	Cumulative
	Amount	Allowance	Off	Loss Percentage

	(Dollars in thousands)

December 31, 2009
Impaired loans with valuation allowance and no charge-offs	$33,052	$10,036	$—	30%
Impaired loans with valuation allowance and charge-offs	5,165	471	908	23%
Impaired loans with charge-offs and no valuation allowance	20,800	—	17,084	45%
Impaired loans without valuation allowance or charge-offs	24,895	—	—	0%

Total impaired (nonaccrual) loans to commercial borrowers	$83,912	$10,507	$17,992	28%

December 31, 2008
Impaired loans with valuation allowance and no charge-offs	$25,774	$8,459	$—	33%
Impaired loans with valuation allowance and charge-offs	4,532	720	1,125	33%
Impaired loans with charge-offs and no valuation allowance	15,216	—	10,078	40%
Impaired loans without valuation allowance or charge-offs	13,456	—	—	0%

Total impaired (nonaccrual) loans to commercial borrowers	$58,978	$9,179	$11,203	29%

The following schedule summarizes the allowance as a percentage of nonperforming loans at December 31, 2009 and 2008:

	December 31,
	2009	2008

Allowance for loan losses	$80,841	$57,056
Nonperforming loans	135,755	93,328
Allowance as a percent of nonperforming loans	60%	61%
Allowance as a percent of nonperforming loans, net of impaired loans for which the full loss has been charged-off	70%	73%

At December 31, 2009 and 2008, impaired loans of $33.1 million and $25.8 million, respectively, had a valuation allowance of $10.0 million and $8.5 million, respectively, at these dates. The valuation allowance as a percentage of the impaired loan balances at December 31, 2009 and 2008 represented a cumulative loss percentage on these loans at these dates of 30% and 33%, respectively.

Additionally, impaired loans of $5.2 million and $4.5 million at December 31, 2009 and 2008, respectively, that had been partially charged off $0.9 million and $1.1 million, respectively, had a valuation allowance of $0.5 million and $0.7 million, respectively, at these dates. The combination of the partial loan charge-off amounts and the valuation allowance as a percentage of the impaired loan balances prior to the partial charge-off amounts represented a cumulative loss percentage on these loans at December 31, 2009 and 2008 of 23% and 33%, respectively.

Further, at December 31, 2009 and 2008, the Corporation, after individually reviewing its impaired loans to commercial borrowers determined $45.7 million and $28.7 million, respectively, of impaired loans were deemed to have sufficient collateral values so as to not require a valuation allowance, due in part to significant write-downs on a portion of these loans. At December 31, 2009, the Corporation had $20.8 million of impaired loans with no valuation allowance as a result of these loans being partially charged off in the amount of $17.1 million, primarily as a result of declining real estate values, with $14.3 million of charge-offs occurring in 2009 and $2.8 million of charge-offs occurring in 2008. The partial charge-offs of $17.1 million on these loans represented a cumulative loss percentage of 45% based on the total outstanding loan balances of these loans prior to the charged off amounts. At December 31, 2008, the Corporation had $15.2 million of impaired loans with no valuation allowance, as a result of these loans being partially charged off $10.1 million as of that date, with $8.9 million of charge-offs occurring in 2008 and $1.2 million occurring in 2007. The partial charge-offs of $10.1 million on these loans represented a cumulative loss percentage of 40% based on the total outstanding loan balances of these loans prior to the charged off amounts. At December 31, 2009 and 2008, the Corporation had impaired loans totaling $24.9 million and $13.5 million, respectively, for which the Corporation determined the fair value of the underlying collateral securing the loan exceeded the contractual loan balance and, therefore, a valuation allowance was not required for these loans. These impaired loans had no partial charge-offs.

The process of measuring the fair value of impaired loans and the allocation of the allowance for loan losses requires judgment and estimation; therefore, the eventual outcome may differ from the estimates used on these loans. Continued severe economic conditions and/or declining property values could result in higher loan losses, which could result in the need for a higher allowance for loan losses. Economic conditions in the Corporation’s markets, all within Michigan, were generally less favorable than those nationwide during 2009. Forward-looking indicators suggest these unfavorable economic conditions will continue in 2010. Accordingly, management believes net loan losses, delinquencies and nonperforming loans will remain at elevated levels during 2010.

The underlying credit quality of the Corporation’s real estate residential and consumer loan portfolios is dependent primarily on each borrower’s ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the value of the collateral, if any, securing the loan. The continued declines in real estate values nationally, and particularly in Michigan, have resulted in lower fair values of collateral securing real estate residential loans. A borrower’s ability to pay typically is dependent primarily on employment and other sources of income, which in turn is impacted by general economic conditions, although other factors may also impact a borrower’s ability to pay. During 2009, the unemployment rate in the State of Michigan increased to 14.6% at December 31, 2009 from 10.2% at December 31, 2008. Consequently, the Corporation experienced increases in nonperforming real estate residential and consumer loans and higher real estate residential and consumer loan losses in 2009 than in 2008. Net loan losses on real estate residential loans in 2009 were $3.1 million, or 39 basis points of average real estate residential loans outstanding during 2009, compared to net loan losses in 2008 of $2.3 million, or 28 basis points of average real estate residential loans outstanding during 2008. Net loan losses on consumer loans in 2009 were $5.6 million, or 77 basis points of average consumer loans outstanding during 2009, compared to net loan losses in 2008 of $4.2 million, or 71 basis points of average consumer loans outstanding during 2008.

DEPOSITS

Total deposits at December 31, 2009 were $3.42 billion, an increase of $439.3 million, or 14.7%, from total deposits at December 31, 2008 of $2.98 billion. Total deposits increased $103.2 million, or 3.6%, during 2008. The increase in total deposits in 2009 was primarily attributable to growth in consumer time deposits, municipal customer account balances and business money market accounts.

The Corporation’s average deposit balances and average rates paid on deposits for the past three years are included in Table 9 under the subheading “Net Interest Income”. Average total deposits in 2009 were $3.20 billion, an increase of $271.1 million, or 9.3%, over average deposits in 2008. Average total deposits in 2008 were $2.92 billion, an increase of $1.4 million, or less than 1%, over average deposits in 2007. There was no significant change in the mix of average deposits during 2009 or 2008, nor did the Corporation have any brokered deposits as of December 31, 2009, 2008 or 2007.

It is the Corporation’s strategy to develop customer relationships that will drive core deposit growth and stability. While competition for core deposits remained strong throughout the Corporation’s markets, the Corporation’s increased efforts to expand its deposit relationships with existing customers and the Corporation’s financial strength resulted in the Corporation experiencing a historically high increase in deposits during 2009 in both amount and percentage.

The growth of the Corporation’s deposits can be impacted by competition from other investment products, such as mutual funds and various annuity products. These investment products are sold by a wide spectrum of organizations, such as brokerage and insurance companies, as well as by financial institutions. The Corporation also competes with credit unions in most of its markets. These institutions are challenging competitors, as credit unions are exempt from federal income taxes, allowing them to potentially offer higher deposit rates and lower loan rates to customers.

In response to the competition for other investment products, Chemical Bank, through its CFC Investment Center program, offers a wide array of mutual funds, annuity products and marketable securities through an alliance with an independent, registered broker/dealer. During 2009 and 2008, customers purchased $110 million and $106 million, respectively, of annuity products, mutual fund and other investments through the CFC Investment Center program.

Table 8 presents the maturity distribution of time deposits of $100,000 or more at the end of each of the last three years. Time deposits of $100,000 or more increased $73.0 million, or 21.7%, during 2009 to $409.0 million at December 31, 2009 and increased $38.0 million, or 12.8%, during 2008 to $336.0 million at December 31, 2008. Time deposits of $100,000 or more represented 12.0%, 11.3% and 10.4% of total deposits at December 31, 2009, 2008 and 2007, respectively.

TABLE 8. MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE

	December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)

Maturity:
Within 3 months	$128,661	31%	$156,577	47%	$129,801	44%
After 3 but within 6 months	80,491	20	48,511	14	50,191	17
After 6 but within 12 months	111,296	27	58,134	17	68,308	23
After 12 months	88,507	22	72,736	22	49,636	16

Total	$408,955	100%	$335,958	100%	$297,936	100%

BORROWED FUNDS

Borrowed funds include short-term borrowings and long-term FHLB advances. Short-term borrowings are comprised of securities sold under agreements to repurchase with customers and short-term FHLB advances that have original maturities of one year or less. Securities sold under agreements to repurchase are funds deposited by customers that were exchanged for investment securities that are owned by Chemical Bank, as these deposits are not covered by FDIC insurance. These funds have been a stable source of liquidity for Chemical Bank, much like its core deposit base. Short-term FHLB advances are generally used to fund short-term liquidity needs. FHLB advances, both short-term and long-term, are secured under a blanket security agreement of real estate residential first lien loans with an aggregate book value equal to at least 155% of the advances and FHLB stock owned by the Corporation. Short-term borrowings are highly interest rate sensitive. Total short-term borrowings were $240.6 million at December 31, 2009, $233.7 million at December 31, 2008 and $197.4 million at December 31, 2007 and were comprised solely of securities sold under agreements to repurchase at these dates. A summary of short-term borrowings for 2009, 2008 and 2007 is included in Note 9 to the consolidated financial statements.

Long-term borrowings, comprised solely of FHLB advances, were $90 million at December 31, 2009 and $135 million at December 31, 2008. Long-term FHLB advances are borrowings that are generally used to fund loans and a portion of the investment securities portfolio. At December 31, 2009, long-term FHLB advances that will mature in 2010 totaled $40 million. A summary of FHLB advances outstanding at December 31, 2009 and 2008 is included in Note 10 to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND LOAN COMMITMENTS

The Corporation has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following contractual obligations schedule summarizes the Corporation’s noncancelable contractual obligations and future required minimum payments at December 31, 2009. Refer to Notes 8, 9, 10 and 18 to the consolidated financial statements for a further discussion of these contractual obligations.

Contractual Obligations

	December 31, 2009
	Minimum Payments Due by Period
	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total

	(In thousands)

Deposits with no stated maturity*	$2,131,082	$—	$—	$—	$2,131,082
Certificates of deposit with a stated maturity*	962,797	243,862	37,368	43,016	1,287,043
Short-term borrowings*	240,568	—	—	—	240,568
FHLB advances — long-term*	40,000	25,000	25,000	—	90,000
Commitment to fund a low income housing partnership	223	127	—	—	350
Commitment to fund a private equity capital investment	970	—	—	—	970
Operating leases and noncancelable contracts	7,373	7,586	984	37	15,980

Total contractual obligations	$3,383,013	$276,575	$63,352	$43,053	$3,765,993

*	Deposits and borrowings exclude accrued interest.

The Corporation also has loan commitments that may impact liquidity. The following schedule summarizes the Corporation’s loan commitments and expiration dates by period at December 31, 2009. Since many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation. Refer to Note 18 to the consolidated financial statements for a further discussion of these obligations.

Loan Commitments

	December 31, 2009
	Expiration Dates by Period
	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total

			(In thousands)

Unused commitments to extend credit	$276,459	$49,969	$60,323	$26,170	$412,921
Undisbursed loans	74,888	—	—	—	74,888
Standby letters of credit	31,837	4,507	5,072	25	41,441

Total loan commitments	$383,184	$54,476	$65,395	$26,195	$529,250

CASH DIVIDENDS

The Corporation’s annual cash dividends paid per common share over the past five years were as follows:

	2009	2008	2007	2006	2005

Annual Cash Dividend (per common share)	$1.18	$1.18	$1.14	$1.10	$1.06

The Corporation has paid regular cash dividends every quarter since it began operating as a bank holding company in 1973. The compound annual growth rate of the Corporation’s cash dividends paid per common share over the past five-and ten-year periods ended December 31, 2009 was 3.2% and 5.5%, respectively. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to shareholders. Over the long-term, cash dividends to shareholders are dependent upon earnings, as well as capital requirements, regulatory restraints and other factors affecting Chemical Bank. Due to the strength of the Corporation’s capital position, the Corporation has the financial ability to continue to pay cash dividends to shareholders in excess of the current earnings of Chemical Bank. The length of time the Corporation can sustain cash dividends to shareholders in excess of the current earnings of Chemical Bank is dependent on the magnitude of any earnings shortfall, the capital levels of both Chemical Bank and the Corporation and regulatory approval. As of December 31, 2009, Chemical Bank could not pay additional dividends to the Corporation without approval from the Board of Governors of the Federal Reserve System (Federal Reserve), as dividends paid during 2008 exceeded net income of Chemical Bank in 2008 and 2009, combined.

CAPITAL

Capital supports current operations and provides the foundation for future growth and expansion. Total shareholders’ equity was $474.3 million at December 31, 2009, a decrease of $17.2 million, or 3.5%, from total shareholders’ equity of $491.5 million at December 31, 2008. The decrease in shareholders’ equity in 2009 was attributable to cash dividends paid to shareholders exceeding net income by $18.2 million. Book value per common share at December 31, 2009 and 2008 was $19.85 and $20.58, respectively.

Shareholders’ equity decreased $16.9 million in 2008 with $8.3 million of the decrease attributable to cash dividends paid to shareholders exceeding net income of the Corporation. Shareholders’ equity decreased another $11.0 million in 2008 attributable to a net increase in accumulated other comprehensive loss, a component of shareholders’ equity. The increase in accumulated other comprehensive loss was primarily due to a decline in the fair value of pension plan assets. See Notes 1 and 15 to the consolidated financial statements for more information regarding accumulated other comprehensive loss.

The ratio of shareholders’ equity to total assets was 11.2% at December 31, 2009, compared to 12.7% at December 31, 2008 and 13.5% at December 31, 2007. The Corporation’s tangible equity to assets ratio was 9.6%, 11.0% and 11.7% at December 31, 2009, 2008 and 2007, respectively.

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

The Corporation continues to maintain a strong capital position which significantly exceeded the minimum levels prescribed by the Federal Reserve at December 31, 2009, as shown in the following schedule:

	December 31, 2009
		Risk-Based
	Leverage	Capital Ratios
	Ratio	Tier 1	Total

Chemical Financial Corporation’s capital ratios	10.1%	14.2%	15.5%
Regulatory capital ratios — minimum requirements	4.0	4.0	8.0

As of December 31, 2009, the Corporation’s and Chemical Bank’s capital ratios exceeded the minimum required for an institution to be categorized as “well-capitalized,” as defined by applicable regulatory requirements. See Note 19 to the consolidated financial statements for more information regarding the Corporation’s and Chemical Bank’s regulatory capital ratios.

From time to time, the board of directors of the Corporation approves common stock repurchase programs allowing management to repurchase shares of the Corporation’s common stock in the open market. The repurchased shares are available for later reissuance in connection with potential future stock dividends, the Corporation’s dividend reinvestment plan, employee benefit plans and other general corporate purposes. Under these programs, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including the projected parent company cash flow requirements and the Corporation’s share price.

During 2007, the board of directors of the Corporation authorized management to repurchase 1,000,000 shares of the Corporation’s common stock under a stock repurchase program and accordingly, during 2007, 1,023,000 shares, including 23,000 shares from a previous authorization, were repurchased under the Corporation’s repurchase programs for an aggregate purchase price of $25.5 million. In January 2008, the board of directors of the Corporation authorized management to repurchase up to 500,000 shares of the Corporation’s common stock under a stock repurchase program. Since the January 2008 authorization, no shares have been repurchased. At December 31, 2009, there were 500,000 remaining shares available for repurchase under the Corporation’s stock repurchase programs.

All repurchases during 2007 were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, which provides a safe harbor for purchases in a given day if an issuer of equity securities satisfies the manner, timing, price and volume conditions of the rule when purchasing its own common shares in the open market.

During 2008 and 2007, 38,416 shares and 9,017 shares, respectively, of the Corporation’s common stock were delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options. The Corporation’s stock compensation plans permit employees to use stock to satisfy such obligations based on the market value of the stock on the date of exercise. There was no such activity during 2009.

NET INTEREST INCOME

Interest income is the total amount earned on funds invested in loans, investment and other securities, federal funds sold and other interest-bearing deposits with unaffiliated banks and others. Interest expense is the amount of interest paid on interest-bearing checking and savings accounts, time deposits, short-term borrowings and FHLB advances. Net interest income, on a fully taxable equivalent (FTE) basis, is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt commercial loans and investment securities. Net interest margin is calculated by dividing net interest income (FTE) by average interest-earning assets. Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Because noninterest-bearing sources of funds, or free funds (principally demand deposits and shareholders’ equity), also support earning assets, the net interest margin exceeds the net interest spread.

The presentation of net interest income on a FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine tax equivalent net interest income were $2.90 million, $2.37 million and $2.25 million for 2009, 2008 and 2007, respectively. These adjustments were computed using a 35% federal income tax rate.

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

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2008 at 7.25% and decreased 200 basis points in the first quarter of 2008, 25 basis points in the third quarter of 2008 and 175 basis points in the fourth quarter of 2008 to end the year at 3.25%. During 2009, the prime interest rate remained at 3.25% for the entire period. The intended federal funds rate has moved in a similar manner to the prime interest rate. The federal funds rates began 2008 at 4.25% and decreased 200 basis points in the first quarter of 2008, 25 basis points in the third quarter of 2008 and 175 to 200 basis points in the fourth quarter of 2008 to end the year at zero to 0.25%. During 2009, the intended federal funds rates remained at zero to 0.25% for the entire period.

Net interest income (FTE) in 2009, 2008 and 2007 was $150.3 million, $147.6 million and $132.3 million, respectively. Net interest income (FTE) in 2009 was $2.7 million, or 1.8%, higher than net interest income (FTE) of $147.6 million in 2008. The increase in net interest income (FTE) in 2009 primarily resulted from an increase in the average volume of interest-earning assets, particularly in investments and loans, that was partially offset by a decrease in net interest margin. The average volume of interest-earning assets in 2009 increased $296.4 million, or 8.3%, compared to 2008. Over the same time frame, net interest margin decreased 25 basis points from 4.16% in 2008 to 3.91% in 2009. The decline in net interest margin of 25 basis points during 2009, compared to 2008, was partially attributable to the Corporation’s decision to maintain a higher level of liquidity coupled with a significant increase in nonaccrual loans during 2009. The average yield on interest-earning assets decreased 84 basis points to 5.09% in 2009, from 5.93% in 2008. The average cost of interest-bearing liabilities decreased 82 basis points to 1.51% in 2009, from 2.33% in 2008. The decreases in the yield on interest-earning assets and the cost of interest-bearing liabilities were primarily attributable to the lag effect of the decline in market interest rates during 2008. The yield on the loan portfolio and net interest margin were also slightly adversely impacted in 2009 by an increase in nonaccrual loans of $30.1 million, or 39.4%, during the year to $106.6 million at December 31, 2009.

Net interest income (FTE) of $147.6 million in 2008 was $15.3 million, or 11.5%, higher than net interest income (FTE) of $132.3 million in 2007. The increase in net interest income (FTE) in 2008, compared to 2007, was primarily attributable to the positive impact of lower short-term interest rates reducing interest expense more than interest income and to a lesser extent attributable to the growth in loans. Net interest margin was 4.16% in 2008, compared to 3.73% in 2007. The increase in net interest margin during 2008, compared to 2007, was primarily attributable to the decrease in the average cost of interest-bearing liabilities significantly exceeding the decrease in the average yield on interest-earning assets. During 2008, the average cost of interest-bearing liabilities decreased 119 basis points to 2.33% while the average yield on interest-earning assets decreased 49 basis points to 5.93%. The significant decrease in the cost of interest-bearing liabilities was attributable to the overall decrease in short-term market interest rates in 2008. The yield on the Corporation’s loan portfolio decreased only 54 basis points in 2008, compared to 2007, due to the loan portfolio being comprised predominately of fixed interest rate loans or loans with interest rates fixed for at least five years. The increase in the net interest margin was also positively impacted by an increase in average loans of $67.3 million, or 2.4%, during 2008. The net interest margin was slightly adversely impacted in 2008 due to an increase in nonaccrual loans of $20.9 million, or 37.5%, during the year to $76.5 million at December 31, 2008.

The Corporation’s balance sheet has historically been liability sensitive, meaning that interest-bearing liabilities generally repriced more quickly than interest-earning assets. Therefore, the Corporation’s net interest margin has historically increased in sustained periods of declining interest rates and decreased in sustained periods of increasing interest rates. This interest rate sensitivity position resulted in a significant increase in net interest income in 2008, as compared to 2007. The Corporation is primarily funded by core deposits, and this lower-cost funding base has historically had a positive impact on the Corporation’s net interest income and net interest margin in a declining interest rate environment. However, based on the historically low level of market interest rates and the Corporation’s current low levels of interest rates on its core deposit transaction accounts, further market interest rate reductions would likely not result in a significant decrease in interest expense. The Corporation’s loan portfolio is predominately comprised of fixed interest rate loans. At December 31, 2009 and 2008, approximately 80% of the Corporation’s loans were at fixed rates.

The Corporation’s competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation’s markets during 2009, the Corporation’s increased efforts to expand its deposit relationships with existing customers and the Corporation’s financial strength resulted in the Corporation experiencing an increase in deposits during 2009. Total deposits increased $439.3 million, or 14.7%, during the twelve months ended December 31, 2009, while during the same time frame the Corporation experienced a decrease in the average cost of its deposits.

During 2009, the Corporation increased its holdings of variable rate investment securities to lessen the impact on net interest income and the net interest margin of rising interest rates. At December 31, 2009, the Corporation held $297 million in variable rate investment securities at carrying value, compared to $155 million at December 31, 2008.

Table 9 presents for 2009, 2008 and 2007 average daily balances of the Corporation’s major categories of assets and liabilities, interest income and expense on a FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin.

Table 10 allocates the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities and changes in average interest rates earned and paid.

TABLE 9. AVERAGE BALANCES, TAX EQUIVALENT INTEREST AND EFFECTIVE YIELDS AND RATES* (Dollars in thousands)

				Years Ended December 31,
	2009			2008			2007
		Tax	Effective		Tax	Effective		Tax	Effective
	Average	Equivalent	Yield/	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest-Earning Assets:
Loans**	$2,997,277	$173,456	5.79%	$2,873,151	$181,568	6.32%	$2,805,880	$192,433	6.86%
Taxable investment securities	532,844	15,385	2.89	511,109	21,793	4.26	551,806	24,927	4.52
Tax-exempt investment securities	93,350	5,425	5.81	69,076	4,309	6.24	62,319	4,013	6.44
Other securities	22,128	821	3.71	22,141	1,167	5.27	22,133	1,116	5.04
Federal funds sold and Interest-bearing deposits with unaffiliated banks and others	201,407	541	0.27	75,134	1,865	2.48	109,729	5,652	5.15

Total interest-earning assets	3,847,006	195,628	5.09	3,550,611	210,702	5.93	3,551,867	228,141	6.42
Less: Allowance for loan losses	70,028			42,185			36,224
Other Assets:
Cash and cash due from banks	91,829			96,094			93,715
Premises and equipment	53,054			50,222			48,908
Interest receivable and other assets	144,368			129,875			126,768

Total Assets	$4,066,229			$3,784,617			$3,785,034

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$559,026	$2,538	0.45%	$509,256	$5,226	1.03%	$516,170	$12,551	2.43%
Savings deposits	925,588	6,230	0.67	792,449	10,804	1.36	744,624	17,816	2.39
Time deposits	1,169,201	30,732	2.63	1,084,531	38,733	3.57	1,130,189	50,867	4.50
Securities sold under agreements to repurchase	232,185	906	0.39	196,413	2,144	1.09	181,773	6,859	3.77
FHLB advances — short-term	—	—	—	8,593	79	0.92	8,822	468	5.30
FHLB advances — long-term	116,050	4,881	4.21	120,171	6,097	5.07	137,236	7,244	5.28

Total interest-bearing liabilities	3,002,050	45,287	1.51	2,711,413	63,083	2.33	2,718,814	95,805	3.52
Noninterest-bearing deposits	541,596			538,125			532,021

Total deposits and borrowed funds	3,543,646			3,249,538			3,250,835
Interest payable and other liabilities	39,549			25,979			28,284
Shareholders’ equity	483,034			509,100			505,915

Total Liabilities and Shareholders’ Equity	$4,066,229			$3,784,617			$3,785,034

Net Interest Spread (Average yield earned minus average rate paid)			3.58%			3.60%			2.90%

Net Interest Income (FTE)		$150,341			$147,619			$132,336

Net Interest Margin
(Net interest income (FTE)/total average interest-earning assets)			3.91%			4.16%			3.73%

*	Taxable equivalent basis using a federal income tax rate of 35%.

**	Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

TABLE 10. VOLUME AND RATE VARIANCE ANALYSIS* (In thousands)

	2009 Compared to 2008			2008 Compared to 2007
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in		Combined	Due to Changes in		Combined
	Average	Average	Increase	Average	Average	Increase
	Volume**	Yield/Rate**	(Decrease)	Volume**	Yield/Rate**	(Decrease)

Changes in Interest Income on Interest-Earning Assets:
Loans	$7,814	$(15,926)	$(8,112)	$4,963	$(15,828)	$(10,865)
Taxable investment/other securities	766	(7,520)	(6,754)	(1,779)	(1,304)	(3,083)
Tax-exempt investment securities	1,436	(320)	1,116	425	(129)	296
Federal funds sold and Interest-bearing deposits with unaffiliated banks and others	1,307	(2,631)	(1,324)	(1,411)	(2,376)	(3,787)

Total change in interest income on interest-earning assets	11,323	(26,397)	(15,074)	2,198	(19,637)	(17,439)

Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	615	(3,303)	(2,688)	(209)	(7,116)	(7,325)
Savings deposits	1,365	(5,939)	(4,574)	1,920	(8,932)	(7,012)
Time deposits	4,177	(12,178)	(8,001)	(1,766)	(10,368)	(12,134)
Short-term borrowings	255	(1,572)	(1,317)	502	(5,606)	(5,104)
Federal Home Loan Bank (FHLB) advances	(204)	(1,012)	(1,216)	(873)	(274)	(1,147)

Total change in interest expense on interest-bearing liabilities	6,208	(24,004)	(17,796)	(426)	(32,296)	(32,722)

Total Increase (Decrease) in Net Interest Income (FTE)	$5,115	$(2,393)	$2,722	$2,624	$12,659	$15,283

*	Taxable equivalent basis using a federal income tax rate of 35%.

**	The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate change in proportion to the relationship of the absolute dollar amount of the change in each.

NONINTEREST INCOME

Noninterest income totaled $41.1 million in 2009, $41.2 million in 2008 and $43.3 million in 2007. Noninterest income in 2009 was consistent with 2008 and declined $2.1 million, or 4.8%, in 2008 compared to 2007. Noninterest income as a percentage of net revenue (net interest income plus noninterest income) was 21.8% in 2009, 22.1% in 2008 and 25.0% in 2007.

The following schedule includes the major components of noninterest income during the past three years:

	Years Ended December 31,
	2009	2008	2007

		(In thousands)

Service charges on deposit accounts	$19,116	$20,048	$20,549
Trust and investment services revenue	9,273	10,625	11,325
Other fees for customer services	2,454	2,511	3,031
ATM and network user fees	4,023	3,341	2,968
Insurance commissions	1,259	1,042	773
Mortgage banking revenue	4,412	1,836	2,117
Investment securities gains	95	1,722	4
Other-than-temporary impairment loss on investment security	—	(444)	—
Gains on sales of branch bank properties	58	295	912
Insurance settlement	208	—	1,122
Other	221	221	487

Total Noninterest Income	$41,119	$41,197	$43,288

Service charges on deposit accounts were $19.1 million in 2009, $20.0 million in 2008 and $20.5 million in 2007. The decline of $0.9 million, or 4.6%, in 2009 and the decline of $0.5 million, or 2.4%, in 2008 were primarily attributable to a lower level of customer activity in areas where fees and service charges are applicable and customers choosing alternative non-fee based accounts.

Trust and investment services revenue was $9.3 million in 2009, $10.6 million in 2008 and $11.3 million in 2007. The declines of $1.4 million, or 12.7%, in 2009 and $0.7 million, or 6.2%, in 2008 were partially due to a reduction in the market value of assets under management, which resulted from general declines in U.S. equity markets. Average assets under management of $1.7 billion during 2009 declined 16.6% from $2.0 billion during 2008. Average assets under management declined 11.9% during 2008 from $2.3 billion during 2007. Trust and investment services revenue also includes fees from sales of investment products offered through the CFC Investment Center program. Fees under this program totaled $2.3 million, $2.8 million and $3.0 million in 2009, 2008 and 2007, respectively.

Other fees for customer services were approximately $2.5 million in 2009 and 2008 and $3.0 million in 2007. While 2009 was unchanged from 2008, an increase in safe deposit box revenue, resulting primarily from an increase in 2009 rental rates, was offset by a decrease in the amount of fees earned on outstanding bank money orders. During 2009, the Corporation began processing its bank money orders internally. Prior to this, the Corporation outsourced processing to a third-party vendor, which paid the Corporation fees based on the level of outstanding bank money orders. The decline of $0.5 million, or 17.2%, in 2008, compared with 2007, was primarily attributable to a $0.5 million decrease in the amount of fees earned on outstanding bank money orders.

ATM and network user fees were $4.0 million in 2009, $3.3 million in 2008 and $3.0 million in 2007. ATM and network user fees increased $0.7 million, or 20.4%, in 2009 due primarily to an increase in the ATM user fee for non-customers. ATM and network user fees increased $0.4 million, or 12.6%, in 2008 due primarily to increased debit card activity.

Insurance commissions were $1.2 million in 2009, $1.0 million in 2008 and $0.8 million in 2007. Insurance commissions increased $0.2 million, or 20.8%, in 2009, compared to 2008, and $0.2 million, or 34.8%, in 2008 from 2007, due to higher closing fees and title insurance premium income from increases in mortgage loan closing activity. This increase in mortgage loan closing activity occurred due to lower market interest rates on residential real estate loans compared to the prior year.

Mortgage banking revenue (MBR) was $4.4 million in 2009, $1.8 million in 2008 and $2.1 million in 2007. The increase in mortgage banking revenue in 2009 was primarily due to the increased volume of loans sold in the secondary market compared to 2008 and an increase in the average net gain per loan associated with the sale of these loans. The Corporation originated $467 million of real estate residential loans during 2009, of which $361 million, or 77%, were sold in the secondary market, compared to the origination of $341 million of real estate residential loans during 2008, of which $145 million, or 43%, were sold in the secondary market. In 2007, the Corporation originated $307 million of real estate residential loans, of which $136 million, or 44%, were sold in the secondary market. The decline in MBR in 2008, compared to 2007, was primarily attributable to a decrease in the average net gain per loan sold and an increase in costs associated with selling loans in the secondary market. At December 31, 2009, the Corporation was servicing $755 million of real estate residential loans that had been originated by the Corporation in its market areas and subsequently sold in the secondary mortgage market, up from $604 million at December 31, 2008. The increase in the Corporation’s servicing portfolio in 2009 was due to the significant increase in the volume of loans sold in the secondary market with servicing rights retained.

In 2009, the Corporation realized a $0.1 million gain related to the sale of the remaining balance of the Corporation’s MasterCard Class B shares, which had no cost basis. During 2008, the Corporation realized a $1.7 million gain related to the sale of 92% of the Corporation’s MasterCard Class B shares, which had no cost basis.

In 2008, the Corporation recognized a $0.4 million other-than-temporary impairment loss on a single issue corporate bond in the Corporation’s available-for-sale investment securities portfolio. The Corporation had no other-than-temporary impairment losses during 2009 or 2007.

Gains on sales of branch bank properties totaled $0.1 million in 2009, $0.3 million in 2008 and $0.9 million in 2007. The Corporation sold one building in 2009 and two buildings in 2008. In 2007, the Corporation realized $0.9 million in gains on the sales of a branch office building and a parcel of excess land contiguous to an existing branch office. At December 31, 2009, the Corporation had two branch bank properties held for sale with a total carrying value of $0.1 million.

In 2009, the Corporation recognized $0.2 million in nonrecurring noninterest income as the final installment of an insurance settlement for damage incurred to a branch building in 2007 resulting from a fire in an adjacent structure. The Corporation recognized $1.1 million in insurance settlement income in 2007 related to the same event.

Noninterest income, excluding revenue from investment securities net gains and losses, gains on sales of branch bank properties and the insurance settlement, was $40.8 million in 2009, $39.6 million in 2008 and $41.2 million in 2007. Noninterest income, excluding these items, increased $1.2 million, or 2.8%, in 2009 and decreased $1.6 million, or 3.9%, in 2008. The increase in 2009, compared to 2008, was primarily attributable to increases in ATM and network user fees, insurance commissions and mortgage banking revenue being partially offset by decreases in service charges on deposit accounts and trust and investment services revenue. The decrease in 2008, compared to 2007, was primarily attributable to decreases in service charges on deposit accounts, trust and investment services revenue, other fees for customer services, mortgage banking revenue and other miscellaneous income being partially offset by increases in ATM and network user fees and insurance commissions.

OPERATING EXPENSES

Total operating expenses were $117.6 million in 2009, $109.1 million in 2008 and $104.7 million in 2007. Total operating expenses as a percentage of total average assets were 2.89% in 2009, 2.88% in 2008 and 2.77% in 2007.

The following schedule includes the major categories of operating expenses during the past three years:

	Years Ended December 31,
	2009	2008	2007

	(Dollars in thousands)

Salaries and wages	$49,227	$48,713	$48,651
Employee benefits	10,991	10,514	10,357
Occupancy	10,359	10,221	10,172
Equipment	9,723	9,230	8,722
Postage and courier	2,951	3,169	2,841
Supplies	1,526	1,482	1,544
Professional fees	4,165	3,554	4,382
Outside processing/service fees	3,231	3,219	3,495
Michigan business taxes	(620)	(806)	1,132
Advertising and marketing	2,396	2,492	1,854
Intangible asset amortization	718	1,543	1,786
Telephone	1,840	2,186	1,829
FDIC insurance premiums	7,013	899	427
Other real estate and repossessed asset expenses	6,031	4,680	2,207
Loan and collection costs	3,056	1,592	702
Non-loan losses	291	1,473	605
Other	4,712	4,947	3,965

Total Operating Expenses	$117,610	$109,108	$104,671

Full-time equivalent staff (at December 31)	1,427	1,416	1,368
Efficiency ratio	61.4%	57.8%	59.6%

Operating expenses were $117.6 million in 2009, an increase of $8.5 million, or 7.8%, compared to 2008. Operating expenses were $109.1 million in 2008, an increase of $4.4 million, or 4.2%, compared to 2007. The increase in 2009, compared to 2008, was primarily due to increases in personnel costs, FDIC insurance premiums, other real estate and repossessed asset expenses and loan and collection costs partially offset by decreases in intangible asset amortization and non-loan losses. The increase in 2008, compared to 2007, was primarily due to increases in other real estate and repossessed asset expenses, loan and collection expenses and other operating expenses that were partially offset by decreases in professional fees and Michigan business taxes.

Salaries and wages were $49.2 million in 2009, $48.7 million in 2008 and $48.7 million in 2007. Salaries and wages expense in 2009 was $0.5 million higher than 2008 due to higher costs attributable to merit salary increases and new positions, partially offset by a decrease in mortgage loan originator commissions. Mortgage loan originator commissions decreased as a component of salary expense due to a decrease in the volume of mortgage loans originated for the bank’s loan portfolio in 2009, compared to 2008. Salaries and wages expense in 2008 increased only slightly over 2007 as higher costs attributable to merit salary increases, new positions, higher mortgage loan originator commissions and higher share-based compensation expense were almost entirely offset by savings associated with a 2007 internal reorganization.

Employee benefits expense was $11.0 million in 2009, $10.5 million in 2008 and $10.4 million in 2007. Employee benefits expense increased $0.5 million, or 4.5%, in 2009, compared to 2008, due to higher retirement and group health insurance plan costs. Employee benefits expense increased $0.2 million, or 1.5%, in 2008, compared to 2007, due to higher group health insurance costs.

Compensation expenses, which include salaries and wages and employee benefits, as a percentage of total operating expenses were 51.2% in 2009, 54.3% in 2008 and 56.4% in 2007. In April 2007, the Corporation announced an internal reorganization that centralized six operational departments and reduced back-office and management staff. The reorganization was complete at December 31, 2007. The Corporation recognized $1.7 million in compensation related expense during 2007 for severance and early retirement costs in conjunction with the internal reorganization. The $1.7 million in reorganization expense was comprised of $1.3 million in severance costs, $0.3 million of early retirement pension cost and $0.1 million of payroll taxes. In December 2005, the board of directors of the Corporation accelerated the vesting of certain unvested “out-of-the-money” nonqualified stock options previously awarded to employees. The acceleration of the vesting of these options reduced non-cash compensation expense in 2009, 2008 and 2007 by $0.1 million, $0.2 million and $0.4 million, respectively, as all unvested awards existing as of January 1, 2006, were required to be recognized as compensation expense on a straight-line basis over the vesting period.

Occupancy expense was $10.4 million in 2009 and $10.2 million in both 2008 and 2007. The increase in 2009, as compared to 2008, was due to slight increases in building depreciation expense and property taxes on real estate used for bank operations. While occupancy expense in 2008 was unchanged from 2007, building repair and maintenance costs increased $0.4 million in 2008, compared to 2007, which were offset by a $0.3 million decline in losses on the disposal of branches during 2008, compared to 2007. Depreciation expense on buildings included in occupancy expense was $2.4 million, $2.3 million and $2.4 million in 2009, 2008 and 2007, respectively.

Equipment expense was $9.7 million in 2009, $9.2 million in 2008 and $8.7 million in 2007. Equipment expense increased $0.5 million, or 5.3%, in 2009, compared to 2008, primarily due to higher depreciation expense associated with equipment upgrades completed in 2008. Equipment expense increased $0.5 million, or 5.8%, in 2008, compared to 2007, due to higher depreciation expense and higher teleprocessing line costs in association with significant upgrades made to telephone, teleprocessing and computer network equipment. Equipment depreciation expense included in equipment expense was $4.0 million, $3.5 million and $3.3 million in 2009, 2008 and 2007, respectively.

Professional fees were $4.2 million in 2009, $3.6 million in 2008 and $4.4 million in 2007. Professional fees were $0.6 million, or 17.2%, higher in 2009 than in 2008 due to an increase in consulting expenses attributable to the pending acquisition of OAK totaling $0.8 million, which were partially offset by a decrease in external auditing fees. Professional fees were $0.8 million, or 18.9%, lower in 2008 than in 2007 due to lower consulting and legal fees.

Outside processing/service fees were $3.2 million in both 2009 and 2008 and $3.5 million in 2007. The nature and amount of expense components in 2009 were consistent with the prior year. The decrease in outside processing/service fees in 2008, compared to 2007, of $0.3 million, or 7.9%, was primarily attributable to slightly higher costs in 2007 related to a mainframe migration project that increased the capacity, flexibility and functionality of the bank’s core processing system, and also attributable to additional network organization and security costs.

Michigan business taxes were $(0.6) million in 2009, $(0.8) million in 2008 and $1.1 million in 2007. The Michigan Single Business Tax (SBT), which expired December 31, 2007, was replaced by the Michigan Business Tax (MBT). The MBT includes a provision for a Financial Institutions Tax (FIT), which applies to all banks, savings banks, bank holding companies and all of their affiliated companies and was effective January 1, 2008. The FIT is a tax on a financial institution’s consolidated capital less both goodwill and certain debt obligations held by the financial institution using a five-year average. The MBT resulted in a reduction of the Corporation’s Michigan business tax expense in 2009 and 2008, compared to SBT expense recorded in 2007. The decline in Michigan business tax expense in both 2009 and 2008, compared to 2007, was also due to the reversal of contingent reserves recorded for the SBT which were no longer required due to the expiration of the statutory audit period. These reserve reversals totaled $0.8 million in 2009, $0.9 million in 2008 and $0.4 million in 2007. In 2008, an additional $0.5 million of previously recorded SBT expenses were reversed based on the successful results of a state tax audit.

Other real estate and repossessed assets (ORE) expenses were $6.0 million in 2009, $4.7 million in 2008 and $2.2 million in 2007. ORE expenses include costs to carry ORE such as property taxes, insurance and maintenance costs as well as fair value write-downs after the property was transferred to ORE and net gains/losses from the disposition of ORE. As property values in Michigan declined in late 2008 and 2009, the Corporation recorded write-downs to the carrying value of ORE to fair value, which were recognized as operating costs. Write-downs and net gains/losses from dispositions of ORE were $3.7 million in 2009, compared to $2.9 million in 2008 and $1.2 million in 2007. Property taxes on ORE were $1.1 million in 2009, $0.6 million in 2008 and $0.3 million in 2007. Other operating costs on ORE were $1.2 million in both 2009 and 2008 and $0.7 million in 2007. The increase in other operating costs on ORE in 2008, compared to 2007, was due to increased levels of ORE holdings.

Loan and collection expenses were $3.1 million in 2009, $1.6 million in 2008 and $0.7 million in 2007. These costs included legal fees, appraisal fees and other costs realized in the collection of problem loans. The significant increases in these expenses in both 2009 and 2008 were attributable to the continued deterioration in the credit quality of the loan portfolio and corresponding increased costs associated with foreclosing on properties and obtaining title to properties securing loans from customers that defaulted on payments.

Advertising and marketing expenses were $2.4 million in 2009, $2.5 million in 2008 and $1.9 million in 2007. Advertising and marketing expenses were similar in 2009 compared to 2008. While the Corporation increased its expenditures for targeted direct mail campaigns in 2009, the Corporation similarly reduced expenditures for more traditional advertising expenses such as newspaper, radio and television. Advertising and marketing expenses of $2.5 million in 2008 were $0.6 million, or 34.4%, higher than in 2007. The increase in advertising and marketing expenses was primarily due to an increase in market research expenses and print and television ad campaign costs.

Intangible asset amortization was $0.7 million in 2009, $1.5 million in 2008 and $1.8 million in 2007. Intangible asset amortization declined $0.8 million, or 53.5%, in 2009, compared to 2008. The decrease was due to a number of core deposit intangibles that became fully amortized during the latter half of 2008 and early 2009. Intangible asset amortization in 2008, compared to 2007, declined $0.2 million, or 13.6%.

FDIC insurance premiums were $7.0 million in 2009, $0.9 million in 2008 and $0.4 million in 2007. The increase in FDIC insurance premiums in 2009 was attributable to an industry-wide FDIC special assessment as of June 30, 2009 and an increase in fee assessment rates that took effect at the beginning of 2009. The special assessment to the Corporation was $1.8 million. FDIC insurance premiums were also higher due to an increase in insurable deposits resulting from deposit growth. The increase in deposit insurance expense during 2009, compared to 2008, was also partially related to the Corporation’s utilization of available credits to offset assessments during 2008, which were fully utilized as of December 31, 2008, and to an additional 10 basis point assessment paid on covered transaction accounts exceeding $0.25 million under the TLGP. The increase in FDIC insurance premiums in 2008, compared to 2007, was attributable to a lower amount of FDIC insurance credits available to reduce the FDIC premium assessments in 2008 than in 2007.

Non-loan losses were $0.3 million in 2009, $1.5 million in 2008 and $0.6 million in 2007. Non-loan losses in 2008 included a branch office loss of $0.8 million.

All other categories of operating expenses were $11.0 million in 2009, $11.8 million in 2008 and $10.2 million in 2007. The decrease of $0.8 million, or 6.8%, in all other categories of operating expenses in 2009, as compared to 2008, was largely attributable to decreases in postage and courier and telephone expenses. The increase of $1.6 million, or 15.7%, in all other categories of operating expenses in 2008, as compared to 2007, was attributable to increases in postage and courier, telephone and other expenses.

The Corporation’s efficiency ratio, which measures total operating expenses divided by the sum of net interest income (FTE) and noninterest income, was 61.4% in 2009, 57.8% in 2008 and 59.6% in 2007. The increase in 2009, compared to 2008, was attributable to higher operating expenses. The decrease in 2008, compared to 2007, was attributable to significantly higher net interest income.

INCOME TAXES

The Corporation’s effective federal income tax rate was 16.3% in 2009, 29.5% in 2008 and 31.8% in 2007. The fluctuations in the Corporation’s effective federal income tax rate reflect changes each year in the proportion of interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits. Based on the Corporation’s assessment of uncertain tax positions during 2009, 2008 and 2007, no adjustments to the federal income tax provision were required. The significant change in the Corporation’s effective federal income tax rate for 2009, compared to 2008, was due to a decrease in the Corporation’s pre-tax income and an increase in interest income exempt from federal taxation, while nondeductible interest expense, other nondeductible expenses and tax credits remained similar to the previous year amounts.

Tax-exempt income (FTE), net of related nondeductible interest expense, totaled $8.0 million in 2009, $6.5 million in 2008 and $6.3 million in 2007. Tax-exempt income (FTE) as a percentage of total interest income (FTE) was 4.1% in 2009, 3.1% in 2008 and 2.7% in 2007.

Income before income taxes (FTE) was $14.9 million in 2009, $30.5 million in 2008 and $59.5 million in 2007.

LIQUIDITY RISK

Liquidity risk is the possibility of the Corporation being unable to meet current and future financial obligations in a timely manner and the adverse impact on net interest income if the Corporation was unable to meet its funding requirements at a reasonable cost.

Liquidity is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The Corporation’s largest source of liquidity on a consolidated basis is the deposit base that comes from consumer, business and municipal customers within the Corporation’s local markets, principal payments on loans, cash held at the Federal Reserve Bank of Chicago (FRB), unpledged investment securities available-for-sale and federal funds sold. For the year ended December 31, 2009, total deposits increased $439.3 million, or 14.7%, compared to increasing $103.2 million, or 3.6%, during the year ended December 31, 2008. The Corporation’s loan to deposit ratio decreased to 87.6% at December 31, 2009 from 100.1% at December 31, 2008. At December 31, 2009, the Corporation had $223 million of cash deposits held at the FRB that were not invested in federal funds sold due to the low interest rate environment. In addition, at December 31, 2009, the Corporation had $163 million of unpledged investment securities available-for-sale. The Corporation also has available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.

Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB secured generally by real estate residential first lien loans. The Corporation considers advances from the FHLB as its primary wholesale source of liquidity. FHLB advances decreased $45.1 million during 2009 to $90 million at December 31, 2009. At December 31, 2009, the Corporation’s additional borrowing availability from the FHLB, subject to certain requirements, was $234 million. See the Borrowed Funds section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 to the consolidated financial statements for more information on advances from the FHLB. Chemical Bank can also borrow from the FRB’s discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At December 31, 2009, Chemical Bank maintained an unused borrowing capacity of $30 million with the FRB’s discount window based upon pledged collateral as of that date, although it is management’s opinion that this borrowing capacity could be expanded, if deemed necessary, as Chemical Bank has a significant amount of additional assets that could be used as collateral at the FRB’s discount window.

The Corporation manages its liquidity primarily through dividends from Chemical Bank. The Corporation manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements. The long-term ability of the Corporation to pay cash dividends to shareholders is dependent on the adequacy of capital and earnings of Chemical Bank.

Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. During 2009, Chemical Bank did not pay any dividends to the Corporation. The Corporation paid cash dividends to shareholders of $28.2 million in 2009. The Corporation’s cash decreased $28.5 million during 2009 to $7.8 million at December 31, 2009, which it held in a deposit account at Chemical Bank as of that date. During 2008, Chemical Bank paid dividends to the Corporation of $59 million, including a one-time $30 million dividend in the fourth quarter for which it was necessary to receive approval from the Federal Reserve. The Corporation paid cash dividends to shareholders of $28.1 million in 2008. The Corporation’s cash increased $32 million during 2008 to $36.3 million at December 31, 2008. The Corporation utilized the $30 million dividend received from Chemical Bank in the fourth quarter of 2008 to pay cash dividends to shareholders during 2009. Dividends paid by Chemical Bank to the Corporation in 2008 exceeded Chemical Bank’s earnings in 2008 and 2009, combined, by $25.8 million and, at December 31, 2009, Chemical Bank could not pay additional dividends to the Corporation without Federal Reserve approval. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to the Corporation’s shareholders. Over the long term, cash dividends to shareholders are dependent upon earnings, as well as capital requirements, regulatory restraints and other factors affecting Chemical Bank. Due to the strength of the Corporation’s capital position, the Corporation has the financial ability to continue to pay cash dividends to shareholders in excess of the earnings of Chemical Bank. The length of time the Corporation can sustain cash dividends to shareholders in excess of the earnings of Chemical Bank is dependent on the magnitude of any earnings shortfall, the capital levels of both Chemical Bank and the Corporation and regulatory approval.

The Corporation maintains a liquidity contingency plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period.

MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due primarily to changes in interest rates. Interest rate risk is the Corporation’s primary market risk and results from timing differences in the repricing of interest rate sensitive assets and liabilities and changes in relationships between rate indices due to changes in interest rates. The Corporation’s net interest income is largely dependent upon the effective management of interest rate risk. The Corporation’s goal is to avoid a significant decrease in net interest income, and thus an adverse impact on the profitability of the Corporation, in periods of changing interest rates. Sensitivity of earnings to interest rate changes arises when yields on assets change differently from the interest costs on liabilities. Interest rate sensitivity is determined by the amount of interest-earning assets and interest-bearing liabilities repricing within a specific time period and the magnitude by which interest rates change on the various types of interest-earning assets and interest-bearing liabilities. The management of interest rate sensitivity includes monitoring the maturities and repricing opportunities of interest-earning assets and interest-bearing liabilities. The Corporation’s interest rate risk is managed through policies and risk limits approved by the boards of directors of the Corporation and Chemical Bank and an Asset and Liability Committee (ALCO). The ALCO, which is comprised of executive management from various areas of the Corporation and Chemical Bank, including finance, lending, investments and deposit gathering, meets regularly to execute asset and liability management strategies. The ALCO establishes guidelines and monitors the sensitivity of earnings to changes in interest rates. The goal of the ALCO process is to maximize net interest income and the net present value of future cash flows within authorized risk limits.

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

The Corporation’s interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast. At December 31, 2009 and 2008, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. These projections were based on the Corporation’s assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and real estate residential mortgage and consumer loans. The ALCO regularly monitors the Corporation’s forecasted net interest income sensitivity to ensure that it remains within established limits.

A summary of the Corporation’s interest rate sensitivity at December 31, 2009 and 2008 is as follows:

December 31, 2009
Twelve Month Interest Rate Change Projection (in basis points)	−200	−100	0	+100	+200

Percent change in net interest income vs. constant rates	(3.0)%	(1.6)%	—	0.6%	0.0%

December 31, 2008
Twelve Month Interest Rate Change Projection (in basis points)	−200	−100	0	+100	+200

Percent change in net interest income vs. constant rates	(3.9)%	(1.8)%	—	1.1%	1.1%

At December 31, 2009, the Corporation’s model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.6% and 0.0%, respectively, relative to the base case over the next 12 month period, while a decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 1.6% and 3.0%, respectively, relative to the base case over the next 12 month period. At December 31, 2008, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.1% under both scenarios relative to the base case over the next 12 month period, while a decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 1.8% and 3.9%, respectively, relative to the base case over the next 12 month period. The likelihood of a decrease in interest rates beyond 100 basis points as of December 31, 2009 and 2008 was considered to be unlikely given prevailing interest rate levels.

The Corporation’s mix of interest-earning assets and interest-bearing liabilities has historically resulted in its interest rate position being liability sensitive. The Corporation modestly adjusted its liability sensitive position by significantly increasing the amount of variable rate investment securities in its investment securities portfolio. Variable rate investment securities of $297 million comprised 41% of total investment securities at December 31, 2009, compared to $155 million, or 28% of total investment securities, at December 31, 2008.

MANAGEMENT’S ASSESSMENT AS TO THE EFFECTIVENESS
OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Corporation is responsible for establishing and maintaining effective internal control over financial reporting that is designed to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial reporting and financial statement preparation.

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2009, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment is based on the criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2009, its system of internal control over financial reporting was effective and meets the criteria of the “Internal Control — Integrated Framework.” The Corporation’s independent registered public accounting firm that audited the Corporation’s consolidated financial statements included in this annual report has issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2009.

David B. Ramaker	Lori A. Gwizdala
Chairman, Chief Executive Officer	Executive Vice President, Chief Financial Officer
and President	and Treasurer

February 25, 2010	February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Chemical Financial Corporation:

We have audited Chemical Financial Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chemical Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on Chemical Financial Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Chemical Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Chemical Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 25, 2010 expressed an unqualified opinion on those consolidated financial statements.

Detroit, Michigan
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Chemical Financial Corporation:

We have audited the accompanying consolidated statements of financial position of Chemical Financial Corporation and subsidiaries (the Corporation) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemical Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chemical Financial Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2010 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

Detroit, Michigan
February 25, 2010

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
	2009	2008

	(In thousands, except share data)

ASSETS
Cash and cash equivalents:
Cash and cash due from banks	$131,383	$168,650
Interest-bearing deposits with unaffiliated banks and others	229,326	4,572

Total cash and cash equivalents	360,709	173,222
Investment securities:
Available-for-sale at fair value	592,521	449,947
Held-to-maturity (fair value — $125,730 at December 31, 2009 and 90,556 at December 31, 2008)	131,297	97,511

Total investment securities	723,818	547,458
Other securities	22,128	22,128
Loans held for sale	8,362	8,463
Loans	2,993,160	2,981,677
Allowance for loan losses	(80,841)	(57,056)

Net loans	2,912,319	2,924,621
Premises and equipment	53,934	53,036
Goodwill	69,908	69,908
Other intangible assets	5,408	5,241
Interest receivable and other assets	94,126	70,236

TOTAL ASSETS	$4,250,712	$3,874,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$573,159	$524,464
Interest-bearing	2,844,966	2,454,328

Total deposits	3,418,125	2,978,792
Interest payable and other liabilities	27,708	35,214
Short-term borrowings	240,568	233,738
Federal Home Loan Bank (FHLB) advances	90,000	135,025

Total liabilities	3,776,401	3,382,769
Shareholders’ equity:
Preferred stock, no par value:
Authorized — 200,000 shares, none issued	—	—
Common stock, $1 par value per share:
Authorized — 30,000,000 shares
Issued and outstanding — 23,891,321 shares at December 31, 2009 and 23,880,593 shares at December 31, 2008	23,891	23,881
Additional paid in capital	347,676	346,916
Retained earnings	115,391	133,578
Accumulated other comprehensive loss	(12,647)	(12,831)

Total shareholders’ equity	474,311	491,544

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,250,712	$3,874,313

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007

	(In thousands, except per share data)

INTEREST INCOME
Interest and fees on loans	$172,388	$180,629	$191,480
Interest on investment securities:
Taxable	15,385	21,793	24,927
Tax-exempt	3,596	2,882	2,719
Dividends on other securities	821	1,167	1,116
Interest on federal funds sold	—	1,666	5,135
Interest on deposits with unaffiliated banks and others	541	199	517

TOTAL INTEREST INCOME	192,731	208,336	225,894
INTEREST EXPENSE
Interest on deposits	39,500	54,763	81,234
Interest on short-term borrowings	906	2,223	7,327
Interest on FHLB advances	4,881	6,097	7,244

TOTAL INTEREST EXPENSE	45,287	63,083	95,805

NET INTEREST INCOME	147,444	145,253	130,089
Provision for loan losses	59,000	49,200	11,500

NET INTEREST INCOME after provision for loan losses	88,444	96,053	118,589
NONINTEREST INCOME
Service charges on deposit accounts	19,116	20,048	20,549
Trust and investment services revenue	9,273	10,625	11,325
Other charges and fees for customer services	7,736	6,894	6,772
Mortgage banking revenue	4,412	1,836	2,117
Investment securities gains	95	1,722	4
Other-than-temporary impairment loss on investment security	—	(444)	—
Other	487	516	2,521

TOTAL NONINTEREST INCOME	41,119	41,197	43,288
OPERATING EXPENSES
Salaries, wages and employee benefits	60,218	59,227	59,008
Occupancy	10,359	10,221	10,172
Equipment	9,723	9,230	8,722
Other	37,310	30,430	26,769

TOTAL OPERATING EXPENSES	117,610	109,108	104,671

INCOME BEFORE INCOME TAXES	11,953	28,142	57,206
Federal income tax expense	1,950	8,300	18,197

NET INCOME	$10,003	$19,842	$39,009

NET INCOME PER COMMON SHARE
Basic	$0.42	$0.83	$1.60
Diluted	0.42	0.83	1.60
CASH DIVIDENDS PAID PER COMMON SHARE	1.18	1.18	1.14

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31, 2009, 2008 and 2007

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive
(In thousands, except per share data)	Stock	Paid in Capital	Earnings	Loss	Total

BALANCES AT JANUARY 1, 2007	$24,828	$368,554	$123,454	$(8,950)	$507,886
Impact of adoption of new accounting guidance (see Note 17)			40		40
Comprehensive income:
Net income for 2007			39,009
Other:
Net unrealized gains on investment securities available-for-sale, net of tax expense of $2,991				5,556
Reclassification adjustment for realized net gain on call of investment securities included in net income, net of tax expense of $1				(3)
Adjustment for pension and other postretirement benefits, net of tax expense of $861				1,600
Comprehensive income					46,162
Cash dividends declared and paid of $0.855 per share			(20,636)		(20,636)
Shares issued — stock options	2	31			33
Shares issued — directors’ stock purchase plan	7	216			223
Shares issued — share awards	1	44			45
Repurchases of shares	(1,023)	(24,488)			(25,511)
Share-based compensation		222			222

BALANCES AT DECEMBER 31, 2007	23,815	344,579	141,867	(1,797)	508,464
Comprehensive income:
Net income for 2008			19,842
Other:
Net unrealized gains on investment securities available-for-sale, net of tax expense of $606				1,125
Reclassification adjustment for other-than-temporary impairment loss realized on investment security included in net income, net of tax benefit of $156				289
Adjustment for pension and other postretirement benefits, net of tax benefit of $6,703				(12,448)
Comprehensive income					8,808
Cash dividends declared and paid of $1.18 per share			(28,131)		(28,131)
Shares issued — stock options	58	1,450			1,508
Shares issued — directors’ stock purchase plan	8	223			231
Share-based compensation		664			664

BALANCES AT DECEMBER 31, 2008	23,881	346,916	133,578	(12,831)	491,544
Comprehensive income:
Net income for 2009			10,003
Other:
Net unrealized gains on investment securities available-for-sale, net of tax expense of $42				79
Reclassification adjustment for realized gain on call of investment security — available-for-sale included in net income, net of tax expense of $6				(11)
Adjustment for pension and other postretirement benefits, net of tax expense of $63				116
Comprehensive income					10,187
Cash dividends declared and paid of $1.18 per share			(28,190)		(28,190)
Shares issued — stock options	1	35			36
Shares issued — directors’ stock purchase plan	9	235			244
Share-based compensation		490			490

BALANCES AT DECEMBER 31, 2009	$23,891	$347,676	$115,391	$(12,647)	$474,311

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007

	(In thousands)

OPERATING ACTIVITIES
Net income	$10,003	$19,842	$39,009
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	59,000	49,200	11,500
Gains on sales of loans	(6,431)	(1,790)	(1,289)
Proceeds from sales of loans	367,796	147,172	137,056
Loans originated for sale	(361,264)	(145,943)	(137,983)
Investment securities net gains	(95)	(1,722)	(4)
Other-than-temporary impairment loss on investment security	—	444	—
Net gains on sales of other real estate and repossessed assets	(969)	(283)	(181)
Gains on sales of branch bank properties	(58)	(295)	(912)
Gain on insurance settlement	(208)	—	(1,122)
Net losses on disposal of premises and equipment	104	53	406
Depreciation of premises and equipment	6,429	5,878	5,688
Amortization of intangible assets	2,569	2,613	2,781
Net amortization of premiums and discounts on investment securities	815	625	516
Share-based compensation expense	490	664	222
Deferred income tax provision	(6,977)	(6,882)	(2,981)
Contributions to defined benefit pension plan	(7,500)	—	—
Net (increase) decrease in interest receivable and other assets	(17,973)	(12,284)	4,884
Net increase in interest payable and other liabilities	306	12,378	907

NET CASH PROVIDED BY OPERATING ACTIVITIES	46,037	69,670	58,497
INVESTING ACTIVITIES
Investment securities — available-for-sale:
Proceeds from maturities, calls and principal reductions	264,998	161,375	137,486
Proceeds from sales	78	1,724	—
Purchases	(408,344)	(107,417)	(111,702)
Investment securities — held-to-maturity:
Proceeds from maturities, calls and principal reductions	41,511	67,560	28,847
Purchases	(75,219)	(73,356)	(25,682)
Other securities:
Proceeds from redemption	—	14	—
Purchases	—	(7)	(5)
Net increase in loans	(64,754)	(235,110)	(6,825)
Proceeds from sales of other real estate and repossessed assets	16,950	9,802	4,298
Proceeds from insurance settlement	208	—	1,122
Proceeds from sales of branch bank properties	225	554	1,825
Purchases of premises and equipment, net	(7,431)	(9,262)	(7,012)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(231,778)	(184,123)	22,352
FINANCING ACTIVITIES
Net increase in noninterest-bearing and interest-bearing demand deposits and savings accounts	222,222	111,554	38,468
Net increase (decrease) in time deposits	217,111	(8,351)	(60,964)
Net increase in securities sold under agreements to repurchase	6,830	36,375	18,394
Increase in short-term FHLB advances	—	250,000	—
Repayment of short-term FHLB advances	—	(250,000)	(30,000)
Increase in long-term FHLB advances	—	65,000	35,000
Repayment of long-term FHLB advances	(45,025)	(80,024)	(30,023)
Cash dividends paid	(28,190)	(28,131)	(27,712)
Proceeds from directors’ stock purchase plan	244	231	223
Tax benefits from share-based awards	—	140	12
Proceeds from exercise of stock options	36	1,368	21
Repurchases of common shares	—	—	(25,511)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	373,228	98,162	(82,092)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	187,487	(16,291)	(1,243)
Cash and cash equivalents at beginning of year	173,222	189,513	190,756

CASH AND CASH EQUIVALENTS AT END OF YEAR	$360,709	$173,222	$189,513

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$46,232	$64,629	$96,039
Federal income taxes paid	9,725	16,881	20,165
Loans transferred to other real estate and repossessed assets	18,056	21,282	8,875
Investment securities — available-for-sale transferred to Investment securities — held-to-maturity	—	502	—
Closed branch bank properties transferred to other assets	—	225	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:

Chemical Financial Corporation (the Corporation) operates in a single operating segment — commercial banking. The Corporation is a financial holding company, headquartered in Midland, Michigan, that operates through one commercial bank, Chemical Bank. Chemical Bank operates within the State of Michigan as a state-chartered commercial bank. Chemical Bank operates through an internal organizational structure of four regional banking units and offers a full range of commercial banking and fiduciary products and services to the residents and business customers in the bank’s geographical market areas. The products and services offered by the regional banking units, through branch banking offices, are generally consistent throughout the Corporation, as is the pricing of those products and services. The marketing of products and services throughout the Corporation’s regional banking units is generally uniform, as many of the markets served by the regional banking units overlap. The distribution of products and services is uniform throughout the Corporation’s regional banking units and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.

The Corporation’s primary sources of revenue are from its loan products and investment securities.

Accounting Standards Codification:

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies.

Basis of Presentation and Principles of Consolidation:

The accounting and reporting policies of the Corporation and its subsidiaries conform to GAAP and prevailing practices within the banking industry. The consolidated financial statements of the Corporation include the accounts of the Corporation and its wholly owned subsidiaries. All significant income and expenses are recorded on the accrual basis. Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements.

The Corporation consolidates variable interest entities (VIEs) in which it is the primary beneficiary. In general, a VIE is an entity that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive return as generated by its operations. If any of these characteristics are present, the entity is subject to a variable interests consolidation model, and consolidation is based on variable interests, not on ownership of the entity’s outstanding voting stock. Variable interests are defined as contractual, ownership, or other monetary interests in an entity that change with fluctuations in the entity’s net asset value. The primary beneficiary consolidates the VIE; the primary beneficiary is defined as the enterprise that absorbs a majority of expected losses or receives a majority of residual returns (if the losses or returns occur), or both.

The Corporation is a significant limited partner in one low income housing tax credit partnership. This entity meets the definition of a VIE. The Corporation is not the primary beneficiary of the VIE in which it holds an interest, and therefore the equity investment in the VIE is not consolidated in the financial statements. Exposure to loss as a result of its involvement with this entity at December 31, 2009 was limited to approximately $0.7 million recorded as the Corporation’s investment, which includes unfunded obligations to this project of $0.4 million. The Corporation’s investment in the project is recorded in interest receivable and other assets and the future financial obligation to this project is recorded in interest payable and other liabilities in the consolidated statement of financial position at December 31, 2009.

Use of Estimates:

Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, pension expense, income taxes, goodwill and those assets that require fair value measurement. Actual results could differ from these estimates. Significant accounting policies of the Corporation and its subsidiaries are described below:

Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, interest-bearing deposits with unaffiliated banks and others and federal funds sold. Generally, federal funds are sold for one-day periods. Amounts reported under interest-bearing deposits with unaffiliated banks and others include interest-bearing savings and time deposits held at other financial institutions and overnight funds held at the Federal Reserve Bank in lieu of federal funds sold.

Investment Securities:

Investment securities include investments in debt and trust preferred securities. Investment securities are accounted for in accordance with FASB ASC Topic 320, Investments-Debt and Equity Securities (ASC 320), which requires investments to be classified within one of three categories (trading, held-to-maturity or available-for-sale), based on the type of security and management’s intent with regard to selling the security. The Corporation held no trading investment securities during the three-year period ended December 31, 2009.

Designation as an investment security held-to-maturity is based on the Corporation’s intent and ability to hold the security to maturity. Investment securities held-to-maturity are stated at cost, adjusted for purchase price premiums and discounts. Investment securities that are not held-to-maturity are accounted for as securities available-for-sale, and are stated at estimated fair value, with the aggregate unrealized gains and losses, not deemed other-than-temporary, classified as a component of accumulated other comprehensive income (loss), net of income taxes. Realized gains and losses on the sale of investment securities and other-than-temporary impairment (OTTI) charges are determined using the specific identification method and are included within noninterest income in the consolidated statements of income. Premiums and discounts on investment securities are amortized over the estimated lives of the related investment securities based on the effective interest yield method and are included in interest income in the consolidated statements of income.

The Corporation assesses equity and debt securities that have fair values below amortized cost basis to determine whether declines (impairment) are other-than-temporary. Impairment is other-than-temporary if the assessment concludes that it is probable that the holder will be unable to collect all amounts due according to the contractual terms of the debt instrument or in instances where the debt instrument will mature or be disposed of before a full recovery of its amortized cost.

Effective April 1, 2009, in accordance with FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (later codified in ASC 320), the Corporation began accounting for declines in the fair value of held-to-maturity and available-for-sale investment securities below their cost that are deemed to be other-than-temporary through earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income (loss), net of income taxes. Prior to April 1, 2009, all declines in fair value deemed to be other-than-temporary were reflected in earnings as realized losses. In estimating OTTI losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the intent of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of amortized cost and (iv) whether it is more likely-than-not that the Corporation will be required to sell its investment prior to recovery.

Other Securities:

Other securities consisted of Federal Home Loan Bank of Indianapolis (FHLB) stock of $16.2 million at December 31, 2009 and 2008, and Federal Reserve Bank (FRB) stock of $5.9 million at December 31, 2009 and 2008. Other securities are recorded at cost or par, which is deemed to be the net realizable value of these assets. The Corporation is required to own FHLB stock and FRB stock in accordance with its membership in these organizations. The FHLB requires its members to provide a five-year advance notice of any request to redeem FHLB stock.

Loans:

Loans are stated at their principal amount outstanding. Interest income on loans is reported based on the level-yield method and includes amortization of deferred loan fees and costs over the loan term. Net loan commitment fees for commitment periods greater than one year are deferred and amortized into fee income on a straight-line basis over the commitment period.

Loan interest income is recognized on the accrual basis. The past due status of a loan is based on the loan’s contractual terms. A loan is placed in the nonaccrual category when principal or interest is past due 90 days or more, unless the loan is both well-secured and in the process of collection, or earlier when, in the opinion of management, there is sufficient reason to doubt the collectibility of principal or interest. Interest previously accrued, but not collected, is reversed and charged against interest income at the time the loan is placed in nonaccrual status. The subsequent recognition of interest income on a nonaccrual loan is then recognized only to the extent cash is received and where future collection of principal is probable. Loans are returned to accrual status when principal and interest payments are brought current, payments have been received consistently for a period of time and collectibility is no longer in doubt.

Nonperforming loans are comprised of those loans accounted for on a nonaccrual basis, accruing loans contractually past due 90 days or more as to interest or principal payments and loans modified under troubled debt restructurings.

All nonaccrual commercial, real estate commercial and real estate construction-commercial loans and loans modified under troubled debt restructurings have been determined by the Corporation to meet the definition of an impaired loan. In addition, other commercial, real estate commercial and real estate construction-commercial loans may be considered an impaired loan. A loan is defined to be impaired when it is probable that payment of principal and interest will not be made in accordance with the contractual terms of the loan agreement. Impaired loans are carried at the present value of expected cash flows discounted at the loan’s effective interest rate or at the estimated fair value of the collateral, if the loan is collateral dependent. A portion of the allowance for loan losses may be allocated to impaired loans. All impaired loans are evaluated individually to determine whether or not a valuation allowance is required.

Allowance for Loan Losses:

The allowance for loan losses (allowance) is presented as a reserve against loans. The allowance represents management’s assessment of probable losses inherent in the Corporation’s loan portfolio.

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

The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, but that have not been specifically identified. The Corporation utilizes its own loss experience to estimate inherent losses on loans. Internal risk ratings are assigned to each commercial, real estate commercial and real estate construction-commercial loan at the time of approval and are subject to subsequent periodic reviews by senior management. The Corporation performs a detailed credit quality review quarterly on all large loans that have deteriorated below certain levels of credit risk, and may allocate a specific portion of the allowance to such loans based upon this review. A portion of the allowance is allocated to the remaining loans by applying projected loss ratios, based on numerous factors. Projected loss ratios incorporate factors such as recent charge-off experience, trends with respect to adversely risk-rated commercial, real estate commercial and real estate construction-commercial loans, trends with respect to past due and nonaccrual loans, changes in economic conditions and trends, changes in the value of underlying collateral and other credit risk factors. This evaluation involves a high degree of uncertainty.

Management maintains an unallocated allowance to recognize the uncertainty and imprecision underlying the process of estimating projected loan losses. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocation methodology discussed above, involves the exercise of judgment. The unallocated allowance associated with the imprecision in the risk rating system is based generally on a historical evaluation of the accuracy of the risk ratings associated with loans.

Although the Corporation allocates portions of the allowance to specific loans and loan portfolios, the entire allowance is available for any loan losses that occur. Loans that are deemed not collectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance. Collection efforts may continue and recoveries may occur after a loan is charged off against the allowance.

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

Mortgage loans held for sale are carried at the lower of aggregate cost or market. The value of mortgage loans held for sale and other residential mortgage loan commitments to customers are hedged by utilizing best efforts forward commitments to sell loans to investors in the secondary market. Such forward commitments are generally entered into at the time when applications are taken to protect the value of the mortgage loans from increases in market interest rates during the period held. Mortgage loan commitments to customers totaled $18.2 million at December 31, 2009 and $66.2 million at December 31, 2008. Mortgage loans originated for sale are generally sold within 45 days after closing.

The Corporation recognizes revenue associated with the expected future cash flows of servicing loans at the time a forward loan sales commitment is made, as required under Securities and Exchange Commission Staff Accounting Bulletin No. 109 “Written Loan Commitments Recorded at Fair Value Through Earnings.”

The Corporation accounts for mortgage servicing rights (MSRs) by separately recognizing servicing assets. An asset is recognized for the rights to service mortgage loans that are created by the origination of mortgage loans that are sold with the servicing retained by the Corporation. The recognition of the asset results in an increase in the gains recognized upon the sale of the mortgage loans sold. The Corporation amortizes MSRs in proportion to and over the period of net servicing income and assesses MSRs for impairment based on fair value at each reporting date. Prepayments of mortgage loans result in increased amortization of MSRs, as the remaining book value of the MSRs is expensed at the time of prepayment. Any impairment of MSRs is recognized as a valuation allowance, resulting in a reduction of mortgage banking revenue. The valuation allowance is recovered when impairment that is believed to be temporary no longer exists. Other-than-temporary impairments are recognized if the recoverability of the carrying value is determined to be remote. When this occurs, the unrecoverable portion of the valuation allowance is recorded as a direct write-down to the carrying value of MSRs. This direct write-down permanently reduces the carrying value of the MSRs, precluding recognition of subsequent recoveries. For purposes of measuring fair value, the Corporation utilizes a third-party modeling software program. Servicing income is recognized in noninterest income when earned and expenses are recognized when incurred.

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

Other Real Estate:

Other real estate (ORE) is comprised of commercial and residential real estate properties, including development properties, obtained in partial or total satisfaction of loan obligations. ORE is recorded at the lower of cost or the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer to ORE and management’s estimate of the fair value of the collateral, with any difference between the fair value of the property and the carrying value of the loan charged to the allowance for loan losses. Subsequent changes in fair value of ORE are recognized as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Changes in the fair value of ORE subsequent to transfer to ORE are recorded in other operating expenses on the consolidated statements of income. Gains or losses not previously recognized resulting from the sale of ORE are also recognized in other operating expenses on the date of sale. ORE totaling $17.2 million and $19.5 million at December 31, 2009 and 2008, respectively, is included in the consolidated statements of financial position in interest receivable and other assets.

Intangible Assets:

Intangible assets consist of goodwill, core deposit intangible assets and MSRs. Goodwill is not amortized, but rather is subject to annual impairment tests or more frequently if triggering events occur and indicate potential impairment. Core deposit intangible assets are amortized over periods ranging from 10 to 15 years on a straight-line or accelerated basis, as applicable. MSRs are amortized in proportion to, and over the life of, the estimated net future servicing income of the underlying loans.

Share-based Compensation:

The Corporation accounts for share-based compensation using the modified-prospective transition method. Under that method, compensation cost is recognized for all of the Corporation’s share-based awards granted after December 31, 2005, based on the estimated grant date fair value as computed using the Black-Scholes option pricing model. The resulting fair value of share-based awards is recognized as compensation expense on a straight-line basis over the requisite service period.

Cash flows realized from the tax benefits of exercised stock option awards that result from actual tax deductions that are in excess of the recorded tax benefits related to the compensation expense recognized for those options (excess tax benefits) are classified as financing activities on the consolidated statements of cash flows.

Short-term Borrowings:

Short-term borrowings include securities sold under agreements to repurchase with customers and short-term FHLB advances. These borrowings have original scheduled maturities of one year or less. The Corporation sells certain securities under agreements to repurchase with customers. The agreements are collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated statements of financial position. The dollar amount of the securities underlying the agreements remain in the asset accounts. See the description of FHLB advances below.

Federal Home Loan Bank Advances, Short-term and Long-term:

Federal Home Loan Bank advances are borrowings from the FHLB to fund short-term liquidity needs as well as a portion of the loan and investment securities portfolios. These advances are secured under a blanket security agreement by first lien real estate residential loans with an aggregate book value equal to at least 155% of the FHLB advances and the FHLB stock owned by the Corporation. FHLB advances with an original maturity of one year or less are classified as short-term and FHLB advances with an original maturity of more than one year are classified as long-term.

Fair Value Measurements:

Fair value for assets and liabilities measured at fair value on a recurring or nonrecurring basis refers to the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants in the market in which the reporting entity transacts such sales or transfers based on the assumptions market participants would use when pricing an asset or liability. Assumptions are developed based on prioritizing information within a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data.

The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Corporation to record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At December 31, 2009 and 2008, the Corporation had not elected the fair value option for any financial assets or liabilities.

Pension and Postretirement Benefit Plan Actuarial Assumptions:

The Corporation’s defined benefit pension, supplemental pension and postretirement benefit obligations and related costs are calculated using actuarial concepts and measurements. Two critical assumptions, the discount rate and the expected long-term rate of return on plan assets, are important elements of expense and/or benefit obligation measurements. Other assumptions involve employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increase. The Corporation evaluates the critical and other assumptions annually.

The discount rate enables the Corporation to state expected future benefit payments as a present value on the measurement date. As of December 31, 2009 and 2008, the Corporation utilized the results from a bond matching technique to match cash flows of the defined benefit pension plan against both a bond portfolio derived from the S&P bond database of AA or better bonds and the Citigroup Pension Discount Curve to determine the discount rate. A lower discount rate increases the present value of benefit obligations and increases pension, supplemental pension and postretirement benefit expenses.

To determine the expected long-term rate of return on defined benefit pension plan assets, the Corporation considers the current and expected asset allocation of the defined benefit pension plan, as well as historical and expected returns on each asset class. A lower expected rate of return on defined benefit pension plan assets will increase pension expense.

The Corporation recognizes the over- or under-funded status of a plan as an asset or liability as measured by the difference between the fair value of the plan assets and the projected benefit obligation and any unrecognized prior service costs and actuarial gains and losses are recognized as a component of accumulated other comprehensive income (loss). The Corporation also measures defined benefit plan assets and obligations as of the date of the Corporation’s fiscal year-end. For measurement purposes, the Corporation utilizes a measurement date of December 31.

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

The Corporation and its subsidiaries file a consolidated federal income tax return. The provision for federal income taxes is based on income and expenses, as reported in the consolidated financial statements, rather than amounts reported on the Corporation’s federal income tax return. The difference between the federal statutory income tax rate and the Corporation’s effective federal income tax rate is primarily a function of the proportion of the Corporation’s interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits. When income and expenses are recognized in different periods for tax purposes than for book purposes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

On a quarterly basis, management assesses the reasonableness of its effective federal tax rate based upon its current best estimate of taxable income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on an annual basis, or sooner, if business events or circumstances warrant. Management also assesses the need for a valuation allowance for deferred tax assets on a quarterly basis using information about the Corporation’s current and historical financial position and results of operations. Management expects to realize the full benefits of the deferred tax assets recorded at December 31, 2009.

Income tax positions are evaluated to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50% likely to be realized. Reserves for contingent tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions, are reviewed quarterly for adequacy based upon developments in tax law and the status of audit examinations. The Corporation had no reserve for contingent income tax liabilities recorded at December 31, 2009.

Earnings Per Common Share:

Basic earnings per common share for the Corporation is computed by dividing net income by the weighted average number of common shares outstanding during the period. Basic earnings per common share excludes any dilutive effect of common stock equivalents.

Diluted earnings per common share for the Corporation is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents outstanding during the period. Average shares of common stock for diluted net income per common share include shares to be issued upon exercise of stock options granted under the Corporation’s stock option plans, stock to be issued under the deferred stock compensation plan for non-employee directors and stock to be issued under the stock purchase plan for non-employee advisors. For any period in which a loss is recorded, the assumed exercise of stock options and stock to be issued under the deferred stock compensation plan and the stock purchase plan would have an anti-dilutive impact on the loss per common share and thus are excluded in the diluted earnings per common share calculation. The following summarizes the numerator and denominator of the basic and diluted earnings per common share computations for the years ended December 31:

	2009	2008	2007

	(In thousands, except per share data)

Numerator for both basic and diluted earnings per common share, net income	$10,003	$19,842	$39,009

Denominator for basic earnings per common share, weighted average common shares outstanding	23,890	23,840	24,360
Weighted average common stock equivalents	19	13	11

Denominator for diluted earnings per common share	23,909	23,853	24,371

Basic earnings per common share	$0.42	$0.83	$1.60
Diluted earnings per common share	0.42	0.83	1.60

The average number of exercisable employee stock option awards outstanding that were anti-dilutive, whereby the option exercise price per share exceeded the market price per share, and therefore not included in the computation of earnings per common share was 529,571 for the year ended December 31, 2009, 532,765 for the year ended December 31, 2008 and 534,256 for the year ended December 31, 2007.

Comprehensive Income and Accumulated Other Comprehensive Loss:

Comprehensive income of the Corporation includes net income and adjustments to equity for changes in unrealized gains and losses on investment securities available-for-sale and the difference between the fair value of pension and other postretirement plan assets and their respective projected benefit obligations, net of income taxes. The Corporation displays comprehensive income as a component in the consolidated statements of changes in shareholders’ equity.

The components of accumulated other comprehensive loss, net of related tax benefits, were as follows:

		December 31,
	2009	2008	2007

	(In thousands)

Net unrealized gains on investment securities available-for-sale, net of related tax (expense) of $(1,646) at December 31, 2009, $(1,610) at December 31, 2008 and $(848) at December 31, 2007	$3,058	$2,990	$1,576
Pension and other postretirement benefits adjustment, net of related tax benefit of $8,456 at December 31, 2009, $8,519 at December 31, 2008 and $1,816 at December 31, 2007	(15,705)	(15,821)	(3,373)

Accumulated other comprehensive loss	$(12,647)	$(12,831)	$(1,797)

Subsequent Events:

Events occurring subsequent to the date of the most recent balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through February 25, 2010, the date of the filing of the consolidated financial statements with the SEC.

Pending Accounting Pronouncements:

Transfers of Financial Assets:  In June 2009, the FASB issued guidance amending the accounting for transfers of financial assets. The new guidance amends existing guidance by eliminating the concept of a qualifying special-purpose entity (QSPE), creating more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifying other sale-accounting criteria and changing the initial measurement of a transferor’s interest in transferred financial assets. The amended guidance is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 and for subsequent interim and annual periods. The adoption of the amended guidance as of January 1, 2010 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

Variable Interest Entities (VIEs):  In June 2009, the FASB issued guidance amending the accounting for consolidation of VIEs. This new guidance amends existing guidance by eliminating exceptions for consolidating QSPEs, adding new criteria for determining the primary beneficiary and increasing the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The amended guidance also contains a new requirement that any term, transaction or arrangement that does not have a substantive effect on an entity’s status as a VIE, a company’s power over a VIE or a company’s obligation to absorb losses or rights to receive benefits of an entity must be disregarded when evaluating consolidation of a VIE. The amended guidance is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 and for subsequent interim and annual periods. The adoption of the amended guidance as of January 1, 2010 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

NOTE 2 — INVESTMENT SECURITIES

The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at December 31, 2009 and 2008:

Investment Securities Available-for-Sale:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)

December 31, 2009
Government sponsored agencies	$190,920	$1,228	$163	$191,985
State and political subdivisions	3,506	56	—	3,562
Mortgage-backed securities	150,325	4,174	294	154,205
Collateralized mortgage obligations	223,806	298	346	223,758
Corporate bonds	19,260	209	458	19,011

Total	$587,817	$5,965	$1,261	$592,521

December 31, 2008
U.S. Treasury	$21,066	$428	$—	$21,494
Government sponsored agencies	167,618	4,616	—	172,234
State and political subdivisions	4,458	94	—	4,552
Mortgage-backed securities	167,133	2,401	320	169,214
Collateralized mortgage obligations	37,527	30	272	37,285
Corporate bonds	47,545	23	2,400	45,168

Total securities	$445,347	$7,592	$2,992	$449,947

Investment Securities Held-to-Maturity:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

		(In thousands)

December 31, 2009
State and political subdivisions	$120,447	$1,954	$679	$121,722
Mortgage-backed securities	350	33	—	383
Trust preferred securities	10,500	—	6,875	3,625

Total	$131,297	$1,987	$7,554	$125,730

December 31, 2008
Government sponsored agencies	$1,007	$10	$—	$1,017
State and political subdivisions	85,495	845	1,170	85,170
Mortgage-backed securities	509	27	—	536
Trust preferred securities	10,500	—	6,667	3,833

Total	$97,511	$882	$7,837	$90,556

At December 31, 2009, the Corporation held $10.5 million of trust preferred investment securities that were recorded as held-to-maturity, with $10.0 million representing a 100% interest in a trust preferred investment security of a small non-public bank holding company in Michigan that was purchased in the second quarter of 2008 and $0.5 million representing a 10% interest in another small non-bank holding company located in Michigan. The Corporation purchased each of these investment securities in negotiated transactions with the issuers, and therefore, there is not an active trading market for these investment securities. At December 31, 2009, it was the Corporation’s opinion that the market for trust preferred investment securities was not active, and thus, in accordance with GAAP, when there is a significant decrease in the volume and activity for an asset or liability in relation to normal market activity, adjustments to transaction or quoted prices may be necessary or a change in valuation technique or multiple valuation techniques may be appropriate. The fair values of the trust preferred investment securities were based upon a calculation of discounted cash flows. The cash flows were discounted based upon both observable inputs and appropriate risk adjustments that market participants would make for nonperformance, illiquidity and issuer specifics. An independent third party provided the

Corporation with observable inputs based on the existing market and insight into appropriate rate of return adjustments that market participants would require for the additional risk associated with investment securities of this nature. Using a model that incorporated the average current yield of publicly traded performing trust preferred securities of large financial institutions with no known material financial difficulties at December 31, 2009, and adjusted for both illiquidity and the specific characteristics of the issuer, such as size, leverage position and location, the Corporation calculated an implied yield of 35% on its $10.0 million trust preferred investment security and 25% for its $0.5 million trust preferred investment security. Based upon these implied yields, the fair values of the trust preferred investment securities were calculated by the Corporation at $3.5 million and $0.1 million, respectively, resulting in a combined impairment of $6.9 million. At December 31, 2009, the Corporation concluded that the $6.9 million of combined impairment on the trust preferred investment securities was temporary in nature.

The following is a summary of the amortized cost and fair value of investment securities at December 31, 2009, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

Investment Securities Available-for-Sale:

	December 31, 2009
	Amortized Cost	Fair Value

	(In thousands)

Due in one year or less	$234,598	$236,483
Due after one year through five years	280,399	281,872
Due after five years through ten years	40,599	41,103
Due after ten years	32,221	33,063

Total	$587,817	$592,521

Investment Securities Held-to-Maturity:

	December 31, 2009
	Amortized Cost	Fair Value

	(In thousands)

Due in one year or less	$11,058	$11,146
Due after one year through five years	49,816	50,727
Due after five years through ten years	32,585	32,883
Due after ten years	37,838	30,974

Total	$131,297	$125,730

The following table summarizes information about investment securities with gross unrealized losses at December 31, 2009 and 2008, excluding those for which OTTI charges have been recognized, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)

Government sponsored agencies	$47,633	$163	$—	$—	$47,633	$163
State and political subdivisions	30,959	530	1,955	149	32,914	679
Mortgage-backed securities	26,709	294	—	—	26,709	294
Collateralized mortgage obligations	100,832	311	9,364	35	110,196	346
Corporate bonds	218	6	2,031	452	2,249	458
Trust preferred securities	—	—	3,625	6,875	3,625	6,875

Total	$206,351	$1,304	$16,975	$7,511	$223,326	$8,815

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)

State and political subdivisions	$32,766	$1,161	$131	$9	$32,897	$1,170
Mortgage-backed securities	49,325	320	469	—	49,794	320
Collateralized mortgage obligations	29,205	272	47	—	29,252	272
Corporate bonds	17,584	259	22,630	2,141	40,214	2,400
Trust preferred securities	3,833	6,667	—	—	3,833	6,667

Total	$132,713	$8,679	$23,277	$2,150	$155,990	$10,829

Gross realized gains on investment securities transactions during 2009 were $0.1 million, compared to $1.7 million during 2008. The Corporation realized a $1.7 million gain in 2008 on the sale of 92% of its MasterCard Class B shares that had no cost basis and realized a $0.1 million gain in 2009 on the sale of the remaining 8% of its MasterCard Class B shares. In addition, the Corporation recognized $0.4 million of loss related to the write-down of unrealized losses that were deemed to be other-than-temporary in 2008.

An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security, as of December 31, 2009, represented an OTTI. Management believed that the unrealized losses on investment securities at December 31, 2009 were due primarily to changes in interest rates, increased credit spreads and reduced market liquidity and not as a result of credit-related issues. Unrealized losses of $0.5 million in the corporate bond portfolio were attributable to one issuer experiencing declining credit quality. Unrealized losses of $6.9 million in the trust preferred securities portfolio, related to trust preferred securities of two well-capitalized bank holding companies in Michigan were attributable to illiquidity in certain financial markets. The Corporation performed an analysis of the creditworthiness of these issuers and concluded that, at December 31, 2009, the Corporation expected to recover the entire amortized cost basis of these investment securities.

As of December 31, 2009, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more likely than not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, as of December 31, 2009, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. Additionally, no impairment loss was realized in the Corporation’s consolidated statement of income for 2009. However, there is no assurance that OTTI may not occur in the future.

Investment securities with a book value of $452.9 million at December 31, 2009 were pledged to secure public fund deposits, short-term borrowings and for other purposes as required by law; at December 31, 2008, the corresponding amount was $418.0 million.

NOTE 3 — LOANS

A summary of loans follows:

	December 31,
	2009	2008

	(In thousands)

Commercial	$584,286	$587,554
Real estate commercial	785,675	786,404
Real estate construction	121,305	119,001
Real estate residential	739,380	839,555
Consumer	762,514	649,163

Total loans	$2,993,160	$2,981,677

Chemical Bank has extended loans to its directors, executive officers and their affiliates. These loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time and did not involve more than the normal risk of repayment by the borrower. The aggregate loans outstanding to the directors, executive officers and their affiliates totaled approximately $18.4 million at December 31, 2009 and $14.9 million at December 31, 2008. During 2009, there were approximately $28.3 million of new loans and other additions, while repayments and other reductions totaled approximately $24.8 million.

Loans held for sale, comprised of real estate residential loans, were $8.4 million at December 31, 2009, $8.5 million at December 31, 2008 and $7.9 million at December 31, 2007.

Changes in the allowance for loan losses were as follows for the years ended December 31:

	2009	2008	2007

	(In thousands)

Balance at beginning of year:	$57,056	$39,422	$34,098
Provision for loan losses	59,000	49,200	11,500
Loan charge-offs	(38,686)	(33,942)	(6,988)
Loan recoveries	3,471	2,376	812

Net loan charge-offs	(35,215)	(31,566)	(6,176)

Balance at end of year	$80,841	$57,056	$39,422

A summary of nonperforming loans follows:

	December 31,
	2009	2008	2007

	(In thousands)

Nonaccrual loans:
Commercial	$19,309	$16,324	$10,961
Real estate commercial	49,419	27,344	19,672
Real estate construction	15,184	15,310	12,979
Real estate residential	15,508	12,175	8,516
Consumer	7,169	5,313	3,468

Total nonaccrual loans	106,589	76,466	55,596
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	1,371	1,652	1,958
Real estate commercial	3,971	9,995	4,170
Real estate construction	1,990	759	—
Real estate residential	3,614	3,369	1,470
Consumer	787	1,087	166

Total accruing loans contractually past due 90 days or more as to interest or principal payments	11,733	16,862	7,764
Loans modified under troubled debt restructurings	17,433	—	—

Total nonperforming loans	$135,755	$93,328	$63,360

Interest income totaling $2.1 million in 2009 and 2008 and $1.8 million in 2007 was recorded on nonaccrual loans. Additional interest income that would have been recorded on these loans had they been current in accordance with their original terms was $6.1 million in 2009, $3.7 million in 2008 and $3.0 million in 2007.

A summary of impaired loans and the related valuation allowance at December 31 follows:

	Impaired Loans			Valuation Allowance

	2009	2008	2007	2009	2008	2007

	(In thousands)

Impaired commercial, real estate commercial and real estate construction loans:
With valuation allowance	$38,217	$30,306	$22,224	$10,507	$9,179	$4,616
With no valuation allowance	45,695	28,672	23,631	—	—	—

Total impaired commercial, real estate commercial and real estate construction loans	83,912	58,978	45,855	10,507	9,179	4,616
Loans modified under troubled debt restructurings	17,433	—	—	681	—	—

Total impaired loans	$101,345	$58,978	$45,855	$11,188	$9,179	$4,616

Average balance of impaired loans during the year	$88,218	$50,239	$31,123

NOTE 4 — PREMISES AND EQUIPMENT

A summary of premises and equipment follows:

	December 31,
	2009	2008

	(In thousands)

Land	$11,787	$11,798
Buildings	69,864	67,018
Equipment	47,890	45,834

	129,541	124,650
Accumulated depreciation	(75,607)	(71,614)

Total Premises and Equipment	$53,934	$53,036

NOTE 5 — GOODWILL

Goodwill was $69.9 million at December 31, 2009 and 2008. The Corporation’s goodwill impairment review is performed annually by management, or more frequently if triggering events occur and indicate potential impairment, and is additionally reviewed by an independent third-party appraisal firm. The income and market approach methodologies prescribed in FASB ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), were utilized to estimate the value of the Corporation’s goodwill. The income approach quantifies the present value of future economic benefits by capitalizing or discounting the cash flows of a business. This approach considers projected dividends, earnings, dividend paying capacity and future residual value. The market approach estimates the fair value of the entity by comparing it to similar companies that have recently been acquired or companies that are publicly traded on an organized exchange. The market approach includes a comparison of the financial condition of the entity against the financial characteristics and pricing information of comparable companies. Based on the results of these valuations, the Corporation’s goodwill was not impaired at December 31, 2009 or 2008.

NOTE 6 — OTHER ACQUIRED INTANGIBLE ASSETS

The following sets forth the carrying amounts, accumulated amortization and amortization expense of other acquired intangible assets:

	December 31, 2009			December 31, 2008

	Original	Accumulated	Carrying	Original	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

(In thousands)

Core deposit intangibles	$18,033	$15,702	$2,331	$18,033	$14,983	$3,050

There were no additions of other acquired intangible assets during 2009 and 2008.

Amortization expense for the years ended December 31 follows (in thousands):

2009	$719
2008	1,543
2007	2,781

Estimated amortization expense for the years ending December 31 follows (in thousands):

2010	$470
2011	406
2012	406
2013	344
2014	269
2015 and thereafter	436

Total	$2,331

NOTE 7 — MORTGAGE SERVICING RIGHTS

For the three years ended December 31, 2009, activity for capitalized mortgage servicing rights was as follows:

	2009	2008	2007

	(In thousands)

Mortgage Servicing Rights (MSRs):
Beginning of year	$2,191	$2,283	$2,398
Additions	2,736	978	880
Amortization	(1,850)	(1,070)	(995)

End of year	$3,077	$2,191	$2,283

Loans serviced for others that have servicing rights capitalized	$755,122	$604,478	$569,806

Fair value of MSRs at end of year	$4,776	$2,287	$3,845

The fair value of MSRs was estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration expected prepayment rates, discount rates, servicing costs and other economic factors that are based on current market conditions. The prepayment rates and the discount rate are the most significant factors affecting valuation of the MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. Expected loan prepayment rates are validated by a third-party model. At December 31, 2009, the weighted average coupon rate of the portfolio was 5.52% and the discount rate was 8.5%.

During 2009 or 2008, the Corporation did not establish an MSR valuation allowance, as the estimated fair value of MSRs exceeded the recorded book value.

NOTE 8 — DEPOSITS

A summary of deposits follows:

	December 31,
	2009	2008

	(In thousands)

Noninterest-bearing demand	$573,159	$524,464
Interest-bearing demand	623,510	509,211
Savings	934,413	875,185
Time deposits over $100,000	408,955	335,958
Other time deposits	878,088	733,974

Total Deposits	$3,418,125	$2,978,792

Excluded from total deposits are demand deposit account overdrafts (overdrafts), which have been classified as loans. At December 31, 2009 and 2008, overdrafts totaled $3.1 million and $3.2 million, respectively. Time deposits with remaining maturities of less than one year were $962.8 million at December 31, 2009. Time deposits with remaining maturities of one year or more were $324.2 million at December 31, 2009. The maturities of these time deposits are as follows: $155.8 million in 2011, $88.0 million in 2012, $26.6 million in 2013, $10.8 million in 2014 and $43.0 million thereafter.

NOTE 9 — SHORT-TERM BORROWINGS

A summary of short-term borrowings follows:

					Maximum
		Weighted Average	Average Amount	Weighted Average	Outstanding
	Ending	Interest Rate At	Outstanding	Interest Rate	At Any
	Balance	Year-End	During Year	During Year	Month-End

	(Dollars in thousands)

December 31, 2009
Securities sold under agreements to repurchase	$240,568	0.27%	$232,185	0.39%	$240,568

December 31, 2008
Securities sold under agreements to repurchase	$233,738	0.48%	$196,155	1.09%	$233,738
FHLB advances — short-term	—	—	8,593	0.93	70,000

Total short-term borrowings	$233,738	0.48%	$204,748	1.08%

December 31, 2007
Securities sold under agreements to repurchase	$197,363	3.08%	$181,766	3.77%	$203,322
FHLB advances — short-term	—	—	8,822	5.31	20,000

Total short-term borrowings	$197,363	3.08%	$190,588	3.84%

NOTE 10 — FEDERAL HOME LOAN BANK ADVANCES

FHLB advances outstanding as of December 31, 2009 and 2008 are presented below:

	December 31, 2009		December 31, 2008

		Weighted Average		Weighted Average
	Ending	Interest Rate	Ending	Interest Rate
	Balance	At Year-End	Balance	At Year-End

	(Dollars in thousands)

FHLB advances:
Fixed-rate advances	$50,000	2.75%	$95,025	3.53%
Convertible fixed-rate advances	40,000	5.88	40,000	5.88

Total FHLB advances	$90,000	4.14%	$135,025	4.22%

The FHLB advances, short-term and long-term, are collateralized by a blanket lien on qualified one- to four-family residential mortgage loans. At December 31, 2009, the carrying value of these loans was $700 million. FHLB advances totaled $90 million at December 31, 2009, and were comprised solely of long-term advances. The Corporation’s additional borrowing availability through the FHLB, subject to the FHLB’s credit requirements and policies and based on the amount of FHLB stock owned by the Corporation, was $234 million at December 31, 2009.

Prepayments of fixed-rate advances are subject to prepayment penalties under the provisions and conditions of the credit policy of the FHLB. The Corporation did not incur any prepayment penalties in 2009, 2008 or 2007. The FHLB has the option to convert the convertible fixed-rate advances to a variable interest rate each quarter. The Corporation has the option to prepay, without penalty, the convertible fixed-rate advances when the FHLB exercises its option to convert to variable-rate advances. The FHLB did not exercise this option during 2009 or 2008.

The scheduled principal reductions on FHLB advances outstanding at December 31, 2009 were as follows (in thousands):

2010	$40,000
2011	25,000
2012	—
2013	25,000

Total	$90,000

NOTE 11 — COMMON STOCK REPURCHASE PROGRAMS

From time to time, the board of directors approves common stock repurchase programs allowing management to repurchase shares of the Corporation’s common stock in the open market. The repurchased shares are available for later reissuance in connection with potential future stock dividends, the Corporation’s dividend reinvestment plan, employee benefit plans and other general corporate purposes. Under these programs, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including the projected parent company cash flow requirements and the Corporation’s market price per share. The following discussion summarizes the activity of the Corporation’s common stock repurchase programs during the three-year period ended December 31, 2009.

During 2007, the board of directors authorized management to repurchase 1,000,000 shares of the Corporation’s common stock under a stock repurchase program and accordingly, during 2007, 1,023,000 shares, including 23,000 from a previous authorization, were repurchased under the Corporation’s repurchase programs for an aggregate purchase price of $25.5 million. In January 2008, the board of directors of the Corporation authorized management to repurchase up to 500,000 shares of the Corporation’s common stock under a stock repurchase program. Since the January 2008 authorization, no shares have been repurchased. At December 31, 2009, there were 500,000 remaining shares available for repurchase under the Corporation’s stock repurchase programs.

During 2008 and 2007, 38,416 shares and 9,017 shares, respectively, of the Corporation’s common stock were delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options.

NOTE 12 — FAIR VALUE MEASUREMENTS

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

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 valuations for the Corporation include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Valuations are obtained from a third party pricing service for these investment securities.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 valuations for the Corporation include government sponsored agency securities, including securities issued by the Federal Home Loan Bank (FHLB), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), Federal Farm Credit Bank (FFCB) and the Small Business Administration (SBA), securities issued by certain state and political subdivisions, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. Valuations are obtained from a third-party pricing service for these investment securities.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models, yield curves and similar techniques. The determination of fair value requires management judgment or estimation and generally is corroborated by external data, which includes third-party pricing services. Level 3 valuations for the Corporation include securities issued by certain state and political subdivisions, trust preferred securities, impaired loans, goodwill, core deposit intangible assets, mortgage servicing rights, other real estate and repossessed assets.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Corporation’s financial assets and financial liabilities carried at fair value and all financial instruments disclosed at fair value. In general, fair value is based upon quoted market prices, where available. If quoted market prices are not available, fair value is based upon third-party pricing services when available. Fair value may also be based on internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be required to record financial instruments at fair value. Any such valuation adjustments are applied consistently over time. The Corporation’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.

While management believes the Corporation’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts may change significantly after the balance sheet date from the amounts presented herein.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Investment securities — available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are generally measured using independent pricing models or other model-based valuation techniques that include market inputs, such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Level 1 securities include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include securities issued by government sponsored agencies, securities issued by certain state and political subdivisions, mortgage-backed securities, collateralized mortgage obligations and corporate bonds.

Disclosure of Recurring Basis Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets are as follows:

Fair Value Measurements — Recurring Basis
Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

(In thousands)

December 31, 2009
Investment securities — available-for-sale	$—	$592,521	$—	$592,521

December 31, 2008
Investment securities — available-for-sale	$21,494	$428,453	$—	$449,947

There were no liabilities recorded at fair value on a recurring basis at December 31, 2009 and 2008.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allocation of the allowance for loan losses (valuation allowance) may be established or a portion of the loan is charged-off. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including the loan’s observable market price, the fair value of the collateral or the present value of the expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring a valuation allowance represent loans for which the fair value of the expected repayments or collateral exceed the remaining carrying amount of such loans. At December 31, 2009 and 2008, substantially all of the impaired loans were evaluated based on the fair value of the collateral. Impaired loans, where a valuation allowance is established based on the fair value of collateral, are subject to nonrecurring fair value measurement and require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as a Level 2 valuation. When management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market price or available appraised value, the Corporation records the impaired loan as a Level 3 valuation.

Goodwill is subject to impairment testing on an annual basis. The market and income approach methods were used in the completion of impairment testing at September 30, 2009 and 2008. These valuation methods require a significant degree of judgment. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by either of the valuation models. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At December 31, 2009 and 2008, no goodwill was impaired, and therefore, goodwill was not recorded at fair value on a nonrecurring basis.

Other intangible assets consist of core deposit intangible assets and MSRs. These items are both recorded at fair value when initially recorded. Subsequently, core deposit intangible assets are amortized on a straight-line or accelerated basis over periods ranging from three to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. The fair value of MSRs is initially estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, determined by the model, through a valuation allowance. The Corporation classifies MSRs subject to nonrecurring fair value measurements as Level 3 valuations. At December 31, 2009 and 2008, there was no impairment identified for core deposit intangibles or MSRs, and therefore, no other intangible assets were recorded at fair value on a nonrecurring basis.

The carrying amounts for ORE and repossessed assets (RA) are reported in the consolidated statements of financial position under “Interest receivable and other assets.” ORE and RA include real estate and other types of assets repossessed by the Corporation. ORE and RA are recorded at the lower of cost or fair value upon the transfer of a loan to ORE or RA, and subsequently, ORE and RA continue to be measured and carried at the lower of cost or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records ORE and RA subject to nonrecurring fair value measurements as Level 2 valuations. When management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market price or there is no available appraised value, the Corporation records the ORE and RA subject to nonrecurring fair value measurements as nonrecurring Level 3 valuations.

Disclosure of Nonrecurring Basis Fair Value Measurements

The Corporation is required to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost. The following table presents each major category of assets that were recorded at fair value on a nonrecurring basis:

	Fair Value Measurements — Nonrecurring Basis
	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

	(In thousands)

December 31, 2009
Loans	$—	$—	$59,016	$59,016
Other real estate / repossessed assets	—	—	17,540	17,540

Total	$—	$—	$76,556	$76,556

December 31, 2008
Loans	$—	$—	$45,522	$45,522
Other real estate / repossessed assets	—	—	19,265	19,265

Total	$—	$—	$64,787	$64,787

There were no liabilities recorded at fair value on a nonrecurring basis at December 31, 2009 and 2008.

Disclosures About Fair Value of Financial Instruments

GAAP requires disclosures about the estimated fair value of the Corporation’s financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis, with the exception that the method of estimating fair value, as prescribed by ASC 820, for financial instruments not required to be measured on a recurring or nonrecurring basis does not incorporate the exit-price concept of fair value. The Corporation utilized the fair value hierarchy in computing the fair values of its financial instruments. In cases where quoted market prices were not available, the Corporation employed present value methods using unobservable inputs requiring management’s judgment to estimate the fair values of its financial instruments, which are considered Level 3 valuations. These Level 3 valuations are affected by the assumptions made and, accordingly, do not necessarily indicate amounts that could be realized in a current market exchange. It is also the Corporation’s general practice and intent to hold the majority of its financial instruments until maturity and, therefore, the Corporation does not expect to realize the estimated amounts disclosed.

The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At December 31, 2009 and 2008, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.

Fair value measurement for investment securities — held-to-maturity is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that include market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Fair value measurements using Level 2 valuations of investment securities-held-to-maturity include securities issued by government sponsored agencies, certain securities issued by state and political subdivisions and mortgage-backed securities. Level 3 valuations include certain securities issued by state and political subdivisions and trust preferred securities.

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

The fair value of variable interest rate loans that reprice regularly with changes in market interest rates are based on carrying values. The fair values for fixed interest rate loans are estimated using discounted cash flow analyses, using the Corporation’s interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The resulting fair value amounts are adjusted to estimate the effect of declines in the credit quality of borrowers after the loans were originated. The fair value measurements for loans are Level 3 valuations.

The fair values of deposit accounts without defined maturities, such as interest- and noninterest-bearing checking, savings and money market accounts, are equal to the amounts payable on demand. Fair value measurements for fixed-interest rate time deposits with defined maturities are based on the discounted value of contractual cash flows, using the Corporation’s interest rates currently being offered for deposits of similar maturities and are Level 3 valuations. The fair values for variable-interest rate time deposits with defined maturities approximate their carrying amounts.

Short-term borrowings consist of repurchase agreements. Fair value measurements for repurchase agreements are based on the present value of future estimated cash flows using current interest rates offered to the Corporation for debt with similar terms and are Level 2 valuations.

Fair value measurements for FHLB advances are estimated based on the present value of future estimated cash flows using current interest rates offered to the Corporation for debt with similar terms and are Level 2 valuations.

The Corporation’s unused loan commitments, standby letters of credit and undisbursed loans have no carrying amount and have been estimated to have no realizable fair value. Historically, a majority of the unused loan commitments have not been drawn upon and, generally, the Corporation does not receive fees in connection with these commitments.

Fair value measurements have not been made for items that are not defined by GAAP as financial instruments, including such items as the value of the Corporation’s trust and investment management services department and the value of the Corporation’s core deposit base. The Corporation believes it is impractical to estimate a representative fair value for these types of assets, even though management believes they add significant value to the Corporation.

A summary of carrying amounts and estimated fair values of the Corporation’s financial instruments included in the consolidated statements of financial position are as follows:

	December 31, 2009		December 31, 2008

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In thousands)

Assets:
Cash and cash equivalents	$360,709	$360,709	$173,222	$173,222
Investment and other securities	745,946	740,379	569,586	562,631
Loans held for sale	8,362	8,362	8,463	8,463
Net loans	2,912,319	2,909,875	2,924,621	2,920,285
Interest receivable	14,644	14,644	15,680	15,680
Liabilities:
Deposits without defined maturities	$2,131,082	$2,131,082	$1,908,860	$1,908,860
Time deposits	1,287,043	1,302,558	1,069,932	1,079,498
Interest payable	2,103	2,103	3,048	3,048
Short-term borrowings	240,568	240,568	233,738	233,743
FHLB advances	90,000	91,910	135,025	138,729

NOTE 13 — NONINTEREST INCOME

The following schedule includes the major components of noninterest income during the past three years:

	Years Ended December 31,
	2009	2008	2007

	(In thousands)

Service charges on deposit accounts	$19,116	$20,048	$20,549
Trust and investment services revenue	9,273	10,625	11,325
Other fees for customer services	2,454	2,511	3,031
ATM and network user fees	4,023	3,341	2,968
Insurance commissions	1,259	1,042	773
Mortgage banking revenue	4,412	1,836	2,117
Investment securities gains	95	1,722	4
Other-than-temporary impairment loss on investment security	—	(444)	—
Gains on sales of branch bank properties	58	295	912
Insurance settlement	208	—	1,122
Other	221	221	487

Total Noninterest Income	$41,119	$41,197	$43,288

NOTE 14 — OPERATING EXPENSES

The following schedule includes the major categories of operating expenses during the past three years:

	Years Ended December 31,
	2009	2008	2007

	(In thousands)

Salaries and wages	$49,227	$48,713	$48,651
Employee benefits	10,991	10,514	10,357
Occupancy	10,359	10,221	10,172
Equipment	9,723	9,230	8,722
Postage and courier	2,951	3,169	2,841
Supplies	1,526	1,482	1,544
Professional fees	4,165	3,554	4,382
Outside processing/service fees	3,231	3,219	3,495
Michigan business taxes	(620)	(806)	1,132
Advertising and marketing	2,396	2,492	1,854
Intangible asset amortization	718	1,543	1,786
Telephone	1,840	2,186	1,829
FDIC insurance premiums	7,013	899	427
Other real estate and repossessed asset expenses	6,031	4,680	2,207
Loan and collection costs	3,056	1,592	702
Non-loan losses	291	1,473	605
Other	4,712	4,947	3,965

Total Operating Expenses	$117,610	$109,108	$104,671

NOTE 15 — PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension Plan:

The Corporation has a noncontributory defined benefit pension plan (Pension Plan) covering certain salaried employees. Effective June 30, 2006, benefits under the Pension Plan were frozen for approximately two-thirds of the Corporation’s salaried employees as of that date. Pension benefits continued unchanged for the remaining salaried employees. Normal retirement benefits under the Pension Plan are based on years of vested service, up to a maximum of thirty years, and the employee’s average annual pay for the five highest consecutive years during the ten years preceding retirement, except for employees whose benefits were frozen. Benefits, for employees with less than 15 years of service or whose age plus years of service were less than 65 at June 30, 2006, will be based on years of vested service at June 30, 2006 and generally the average of the employee’s salary for the five years ended June 30, 2006. At December 31, 2009, the Corporation had 274 employees who were continuing to earn benefits under the Pension Plan. Pension Plan contributions are intended to provide not only for benefits attributed to service-to-date, but also for those benefits expected to be earned in the future for employees whose benefits were not frozen at June 30, 2006. Employees hired after June 30, 2006 and employees affected by the partial freeze of the Pension Plan began receiving four percent of their eligible pay as a contribution to their 401(k) Savings Plan accounts on July 1, 2006.

The assets of the Pension Plan are invested by the trust and investment management services department of Chemical Bank. The investment policy and allocation of the assets of the pension trust were approved by the Compensation and Pension Committee of the board of directors of the Corporation.

The Pension Plan’s primary investment objective is long-term growth coupled with income. In consideration of the Pension Plan’s fiduciary responsibilities, emphasis is placed on quality investments with sufficient liquidity to meet benefit payments and plan expenses, as well as providing the flexibility to manage the investments to accommodate current economic and financial market conditions. To meet the Pension Plan’s long-term objective within the constraints of prudent management, ranges have been set for the three primary asset classes: equity securities range from 60% to 70%, debt securities range from 30% to 40%; and cash equivalents and other range from 0% to 10%. Equity securities are primarily comprised of both individual securities (blue chip stocks) and equity-based mutual funds, invested in either domestic or international markets. The stocks are diversified among the major economic sectors of the market and are selected based on balance sheet strength, expected earnings growth, the management team and position within their industries, among other characteristics. Debt securities are comprised of U.S. dollar denominated bonds issued by the U.S. Treasury, U.S. government agencies and investment grade bonds issued by corporations. The notes and bonds purchased are rated A or better by the major bond rating companies from diverse industries.

The Pension Plan’s asset allocation by asset category was as follows:

	December 31,
Asset Category	2009	2008

Equity securities	64%	61%
Debt securities	32	37
Other	4	2

Total	100%	100%

The following schedule sets forth the fair values of Pension Plan assets and the level of the valuation inputs used to value the assets at December 31, 2009:

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

	(In thousands)

Cash	$2,767	$2,767		$—
Equity securities:
U.S. large- and mid-cap stock(a)	28,225	28,225
U.S. small-cap mutual funds	2,202	2,202
International large-cap mutual funds	9,917	9,917
Emerging markets mutual funds	3,705	3,705
Chemical Financial Corporation common stock	3,279	3,279
Debt securities:
U.S. Treasury and government sponsored agency bonds and notes	10,873	4,851	$6,022
Corporate bonds(b)	12,462	—	12,462
Other	271	271	—

Total	$73,701	$55,217	$18,484	$—

(a)	This category is comprised of common stock traded on U.S. Exchanges whose market capitalization exceed $3 billion.
(b)	This category is comprised of investment grade bonds of U.S. issuers from diverse industries.

As of December 31, 2009 and 2008, equity securities included 139,043 shares and 127,043 shares, respectively, of the Corporation’s common stock. During 2009 and 2008, $0.16 million and $0.20 million, respectively, in cash dividends were paid on the Corporation’s common stock held by the Pension Plan. The fair value of the Corporation’s common stock held in the Pension Plan was $3.3 million at December 31, 2009 and $3.5 million at December 31, 2008, and represented 4.4% and 5.9% of Pension Plan assets at December 31, 2009 and 2008, respectively.

The following schedule sets forth the changes in the projected benefit obligation and plan assets of the Corporation’s Pension Plan:

	2009	2008

	(In thousands)

Projected benefit obligation:
Benefit obligation at beginning of year	$74,346	$72,512
Service cost	1,354	1,589
Interest cost	4,720	4,607
Net actuarial loss (gain)	2,915	(1,212)
Benefits paid	(3,653)	(3,150)

Benefit obligation at end of year	79,682	74,346

Fair value of plan assets:
Beginning fair value	60,523	78,045
Actual return on plan assets	9,331	(14,372)
Employer contributions	7,500	—
Benefits paid	(3,653)	(3,150)

Fair value of plan assets at end of year	73,701	60,523

Unfunded status of the plan	5,981	13,823
Unrecognized net actuarial loss	(24,145)	(25,144)
Unrecognized prior service credit	12	16

Prepaid benefit cost before adjustment to accumulated other comprehensive loss	(18,152)	(11,305)
Additional liability required under GAAP	24,133	25,128

Liability for Pension Plan Benefits	$5,981	$13,823

The Corporation’s accumulated benefit obligation as of December 31, 2009 and 2008 for the Pension Plan was $73.5 million and $67.4 million, respectively.

The Corporation contributed $7.5 million to the Pension Plan in 2009 and made no contributions to the Pension Plan in 2008. There is no minimum required Pension Plan contribution in 2010, as prescribed by the Internal Revenue Code. At December 31, 2009, the Corporation had not determined whether it would make a contribution to the Pension Plan in 2010.

Weighted-average rate assumptions of the Pension Plan follow:

	2009	2008	2007

Discount rate used in determining benefit obligation — December 31	6.15%	6.50%	6.50%
Discount rate used in determining pension expense	6.50	6.50	6.00
Expected long-term return on Pension Plan assets	7.00	7.00	7.00
Rate of compensation increase used in determining benefit obligation — December 31	3.50	4.25	4.25
Rate of compensation increase used in determining pension expense	4.25	4.25	4.25

Net periodic pension cost of the Pension Plan consisted of the following for the years ended December 31:

	2009	2008	2007

	(In thousands)

Service cost	$1,354	$1,589	$1,863
Interest cost	4,720	4,607	4,448
Expected return on plan assets	(5,417)	(5,639)	(5,621)
Amortization of prior service credit	(4)	(5)	(5)
Early retirement benefits	—	—	306

Pension Plan expense	$653	$552	$991

The following schedule presents estimated future Pension Plan benefit payments (in thousands):

2010	$3,763
2011	4,229
2012	4,596
2013	4,507
2014	4,755
2015 - 2019	28,706

Total	$50,556

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

The following schedule sets forth the changes in the benefit obligation and plan assets of the Supplemental Plan:

	2009	2008

	(In thousands)

Projected benefit obligation:
Benefit obligation at beginning of year	$773	$620
Service cost	23	15
Interest cost	49	39
Net actuarial loss	52	140
Benefits paid	(41)	(41)

Benefit obligation at end of year	856	773

Fair value of plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	41	41
Benefits paid	(41)	(41)

Fair value of plan assets at end of year	—	—

Unfunded status of the plan	856	773
Unrecognized net actuarial loss	(96)	(44)

Accrued benefit cost before adjustment to accumulated other comprehensive loss	760	729
Additional liability required under GAAP	96	44

Liability for Supplemental Plan benefits	$856	$773

The Supplemental Plan’s accumulated benefit obligation as of December 31, 2009 and 2008 was $0.71 million and $0.61 million, respectively.

Weighted-average rate assumptions of the Supplemental Plan follow:

	2009	2008	2007

Discount rate used in determining benefit obligations — December 31	6.15%	6.50%	6.50%
Discount rate used in determining expense	6.50	6.50	6.00
Rate of compensation increase in determining benefit obligation — December 31	3.50	4.25	4.25
Rate of compensation increase used in determining expense	4.25	4.25	4.25

Net periodic pension cost of the Supplemental Plan consisted of the following for the years ended December 31:

	2009	2008	2007

	(In thousands)

Service cost	$23	$15	$16
Interest cost	49	39	37
Amortization of unrecognized net actuarial gain	—	(4)	(2)

Supplemental Plan expense	$72	$50	$51

The following schedule presents estimated future Supplemental Plan benefit payments (in thousands):

2010	$41
2011	42
2012	43
2013	43
2014	44
2015 - 2019	447

Total	$660

Postretirement Plan:

The Corporation has a postretirement benefit plan that provides medical benefits, and dental benefits through age 65, to a small portion of its active employees, to employees who retired through December 31, 2001 and others who were provided eligibility via acquisitions. Through December 31, 2001, eligibility for such benefits was age 55 with at least ten years of service with the Corporation. Effective January 1, 2002, the Corporation adopted a revised retiree medical program (Postretirement Plan), which substantially reduced the future obligation of the Corporation for retiree medical and dental costs. Retirees and certain employees that met age and service requirements as of December 31, 2001 were grandfathered under the Postretirement Plan. As of January 1, 2009, the Postretirement Plan included nine active employees in the grandfathered group that were eligible to receive a premium supplement and 82 retirees receiving a premium supplement. The majority of the retirees are required to make contributions toward the cost of their benefits based on their years of credited service and age at retirement. All nine active employees are currently eligible to receive benefits and will be required to make contributions toward the cost of their benefits upon retirement. Retiree contributions are generally adjusted annually. The accounting for these postretirement benefits anticipates changes in future cost-sharing features such as retiree contributions, deductibles, copayments and coinsurance. The Corporation reserves the right to amend, modify or terminate these benefits at any time. Employees who retire at age 55 or older and have at least ten years of service with the Corporation are provided access to the Corporation’s group health insurance coverage for the employee and a spouse, with no employer subsidy, and are not considered participants in the Postretirement Plan.

The following sets forth changes in the Corporation’s Postretirement Plan benefit obligation:

	2009	2008

	(In thousands)

Projected postretirement benefit obligation:
Benefit obligation at beginning of year	$4,184	$4,289
Interest cost	282	260
Net actuarial loss (gain)	463	(117)
Benefits paid, net of retiree contributions	(189)	(248)

Benefit obligation at end of year	4,740	4,184

Fair value of plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions, net of retiree contributions	189	248
Benefits paid, net of retiree contributions	(189)	(248)

Fair value of plan assets at end of year	—	—

Unfunded status of the plan	4,740	4,184
Unrecognized net actuarial loss	(878)	(439)
Unrecognized prior service credit	948	1,273

Accrued postretirement benefit cost before adjustment to accumulated other comprehensive loss	4,810	5,018
Adjustment to liability required under GAAP	(70)	(834)

Liability for Postretirement Plan benefits	$4,740	$4,184

The Postretirement Plan’s accumulated benefit obligation as of December 31, 2009 and 2008 was $4.7 million and $4.2 million, respectively.

Net periodic postretirement benefit income of the Postretirement Plan consisted of the following for the years ended December 31:

	2009	2008	2007

	(In thousands)

Interest cost	$282	$260	$261
Amortization of prior service credit	(324)	(324)	(324)
Amortization of unrecognized net actuarial loss	24	7	28

Postretirement Plan income	$(18)	$(57)	$(35)

The following presents estimated future retiree plan benefit payments under the Postretirement Plan (in thousands):

2010	$384
2011	398
2012	405
2013	407
2014	403
2015 - 2019	1,877

Total	$3,874

Weighted-average rate assumptions of the Postretirement Plan follow:

	2009	2008	2007

Discount rate used in determining the accumulated postretirement benefit obligation — December 31	6.15%	6.50%	6.50%
Discount rate used in determining periodic postretirement benefit cost	6.50	6.50	6.00
Year 1 increase in cost of postretirement benefits	9.00	9.00	9.00

For measurement purposes, the annual rates of increase in the per capita cost of covered health care benefits and dental benefits for 2010 were each assumed at 9%. These rates were assumed to decrease gradually to 5% in 2014 and remain at that level thereafter.

The assumed health care and dental cost trend rates could have a significant effect on the amounts reported. A one percentage-point change in these rates would have the following effects:

	One	One
	Percentage-	Percentage-
	Point	Point
	Increase	Decrease

	(In thousands)

Effect on total of service and interest cost components in 2009	$24	$(21)
Effect on postretirement benefit obligation as of December 31, 2009	380	(336)

The measurement date used to determine the Pension Plan, Supplemental Plan and Postretirement Plan benefit amounts disclosed herein was December 31 of each year.

Accumulated Other Comprehensive Loss:

The following sets forth the changes in accumulated other comprehensive (loss) income, net of tax, related to the Corporation’s pension, supplemental and postretirement benefit plans during 2009:

	Pension	Supplemental	Postretirement
	Plan	Plan	Plan	Total

	(In thousands)

Accumulated other comprehensive (loss) income at beginning of year	$(16,333)	$(30)	$542	$(15,821)
Comprehensive income (loss) adjustment:
Prior service credits	(2)	—	(211)	(213)
Net actuarial gain (loss)	649	(35)	(285)	329

Comprehensive income (loss) adjustment	647	(35)	(496)	116

Accumulated other comprehensive (loss) income at end of year	$(15,686)	$(65)	$46	$(15,705)

The estimated (costs) and income that will be amortized from accumulated other comprehensive loss into net periodic cost, net of tax, in 2010 are as follows:

	Pension	Supplemental	Postretirement
	Plan	Plan	Plan	Total

	(In thousands)

Prior service credits	$1	$—	$211	$212
Net loss	(319)	(1)	(20)	(340)

Total	$(318)	$(1)	$191	$(128)

401(k) Savings Plan:

The Corporation’s 401(k) Savings Plan provides an employer match, in addition to a 4% contribution, for employees who are not grandfathered under the Pension Plan discussed above. The 401(k) Savings Plan is available to all regular employees and provides employees with tax deferred salary deductions and alternative investment options. The Corporation matches 50% of the participants’ elective deferrals on the first 4% of the participants’ base compensation. The 401(k) Savings Plan provides employees with the option to invest in the Corporation’s common stock. The Corporation’s match under the 401(k) Savings Plan was $0.72 million in 2009, $0.66 million in 2008 and $0.67 million in 2007. Employer contributions to the 401(k) Savings Plan for the 4% benefit for employees who are not grandfathered under the Pension Plan, totaled $1.40 million in 2009, $1.25 million in 2008 and $1.21 million in 2007. The combined amount of the employer match and 4% contribution to the 401(k) Savings Plan totaled $2.12 million in 2009, $1.91 million in 2008 and $1.88 million in 2007.

NOTE 16 — SHARE-BASED COMPENSATION

Share-Based Compensation:

The Corporation maintains share-based employee compensation plans, under which it periodically has granted stock options for a fixed number of shares with an exercise price equal to the market value of the shares on the date of grant, restricted stock performance units and stock awards for a fixed number of shares. The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period.

During 2009 and 2008, the Corporation granted options to purchase 70,190 and 63,593 shares of stock, respectively, and 41,248 and 30,701 restricted stock performance units, respectively, to certain officers of the Company. During 2007, the Corporation granted options to purchase 182,223 shares of stock to certain officers of the Company. The stock options granted in 2009, 2008 and 2007 have an exercise price equal to the market value of the common stock on the date of grant, vest ratably over a three- or five-year period and expire 10 years from the date of the grant. Compensation expense related to stock option grants is recognized over the requisite service period.

Restricted stock performance units issued in 2009 (2009 RSUs) vest at December 31, 2011 if any of the predetermined targeted earnings per share levels are achieved in 2011. The 2009 RSUs vest from 0.5x to 1.5x the number of units originally granted depending on which, if any, of the predetermined targeted earnings per share levels are met in 2011. Restricted stock performance units issued in 2008 (2008 RSUs) vest at December 31, 2010 if any of the predetermined targeted earnings per share levels are achieved in 2010. The 2008 RSUs vest from 0.5x to 2x the number of units originally granted depending on which, if any, of the predetermined targeted earnings per share levels are met in 2010. Upon vesting, the restricted stock performance units will be converted to shares of the Corporation’s stock on a one-to-one basis. However, if the minimum earnings per share performance level is not achieved in 2010 or 2011, no shares will be issued for that respective year’s restricted stock performance units. Compensation expense related to restricted stock performance units is recognized over the requisite performance period.

Stock awards totaling 1,363 shares were issued in 2007. The awards had a value of $32.88 per share based on the closing price of the Corporation’s stock on the date the awards were approved.

Compensation expense related to all share-based awards was $0.5 million, $0.7 million and $0.2 million in 2009, 2008 and 2007, respectively.

In December 2005, the Corporation accelerated the vesting of out-of-the-money stock options to purchase 167,527 shares of the Corporation’s common stock. As a result of this decision, the Corporation reduced compensation expense related to share-based awards in 2009, 2008 and 2007 by approximately $0.1 million, $0.2 million and $0.4 million, respectively.

The fair values of stock options granted during 2009 were $6.46 per share. The fair values of stock options granted during 2008 were $6.25 per share for 54,593 options, $6.29 per share for 5,000 options, $6.26 per share for 2,500 options and $5.30 per share for 1,500 options. The fair values of stock options granted during 2007 were $7.28 per share for 174,305 options, $7.01 per share for 5,000 options, $7.35 per share for 2,418 options and $6.93 per share for 500 options. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	2009	2008	2007

Expected dividend yield	3.50%	4.20%	3.50%
Risk-free interest rate	2.58%	3.28%-3.43%	4.25%-5.04%
Expected stock price volatility	42.00%	36.40%	34.40%
Expected life of options — in years	6.33	6.38	6.87

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the expected life of the options granted. Expected stock volatility was based on historical volatility of the Corporation’s stock over a seven-year period. The expected life of options represents the period of time that options granted are expected to be outstanding and is based primarily upon historical experience, considering both option exercise behavior and employee terminations.

Because of the unpredictability of the assumptions required, the Black-Scholes model, or any other valuation model, is incapable of accurately predicting the Corporation’s stock price or of placing an accurate present value on options to purchase its stock. In addition, the Black-Scholes model was designed to approximate value for types of options that are very different from those issued by the Corporation. In spite of any theoretical value that may be placed on a stock option grant, no value is possible under options issued by the Corporation without an increase in the market price per share of the Corporation’s stock over the market price per share of the Corporation’s stock at the date of grant.

Stock Incentive Plans:

The Corporation’s Stock Incentive Plan of 2006 (2006 Plan), which was shareholder-approved, permits awards of stock options, restricted stock, restricted stock units, stock awards, other stock-based and stock-related awards and stock appreciation rights (incentive awards). Subject to certain anti-dilution and other adjustments, 1,000,000 shares of the Corporation’s common stock were originally available for incentive awards under the 2006 Plan. At December 31, 2009, there were 614,609 shares available for future issuance under the 2006 Plan.

Key employees of the Corporation and its subsidiaries, as the Compensation and Pension Committee of the board of directors of the Corporation may select from time to time, are eligible to receive awards under the 2006 Plan. No employee of the Corporation may receive any awards under the 2006 Plan while the employee is a member of the Compensation and Pension Committee. The 2006 Plan provides for accelerated vesting if there is a change in control of the Corporation as defined in the 2006 Plan. Option awards can be granted with an exercise price equal to no less than the market price of the Corporation’s stock at the date of grant and can vest from one to five years from the date of grant. Dividends are not paid on unexercised options or restricted stock units.

The Corporation’s Stock Incentive Plan of 1997 (1997 Plan), which was shareholder-approved, permitted awards of options to purchase shares of common stock to its employees through December 31, 2006.

A summary of stock option activity during the three years ended December 31, 2009 is presented below:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic Value
	Number of	Exercise Price	Contractual Term	(In
	Options	Per Share	(In years)	thousands)

Outstanding — January 1, 2007	641,494	$33.15
Activity during 2007:
Granted	182,223	24.76
Exercised	(10,920)	26.33
Cancelled or expired	(19,016)	26.38

Outstanding — December 31, 2007	793,781	31.26
Activity during 2008:
Granted	63,593	24.46
Exercised	(95,764)	27.28
Cancelled or expired	(60,064)	31.69

Outstanding — December 31, 2008	701,546	31.15
Activity during 2009:
Granted	70,190	21.10
Exercised	(1,555)	23.14
Cancelled or expired	(49,806)	33.61

Outstanding — December 31, 2009	720,375	$30.02	6.21	$178
Exercisable at December 31, 2009	547,774	$32.17	5.51	$1

At December 31, 2009, there were no outstanding stock options with stock appreciation rights.

The aggregate intrinsic values of outstanding and exercisable options at December 31, 2009 were calculated based on the closing price of the Corporation’s stock on December 31, 2009 of $23.58 per share less the exercise price of these options. Outstanding and exercisable options with intrinsic values less than zero, or “out-of-the-money” options, were not included in the aggregate intrinsic value reported.

The total intrinsic value of stock options exercised during 2008 and 2007 was $0.43 million and $0.04 million, respectively.

At December 31, 2009, unrecognized compensation expense for nonvested stock options outstanding totaled $0.7 million and the weighted-average period over which this amount will be recognized is 1.6 years. Compensation expense of $0.5 million and $0.2 million will be recognized for stock options that vest in 2010 and 2011, respectively.

The following summarizes information about stock options outstanding at December 31, 2009:

Options Outstanding			Options Exercisable

	Weighted				Weighted
	Average		Range of		Average
	Exercise		Exercise		Exercise
Number	Price	Average	Prices	Number	Price
Outstanding	Per Share	Term*	Per Share	Exercisable	Per Share

71,690	$21.09	9.31	$20.78 - 21.10	500	$20.78
17,703	23.63	1.80	23.63	17,703	23.63
238,192	24.71	7.71	24.07 - 24.86	136,781	24.73
40,075	27.78	2.94	27.78	40,075	27.78
139,250	32.28	5.97	32.28	139,250	32.28
66,990	35.67	3.95	35.67	66,990	35.67
146,475	39.69	4.95	39.69	146,475	39.69

720,375	$30.02	6.21	$20.78 - 39.69	547,774	$32.17

*	Weighted average remaining contractual term in years

NOTE 17 — FEDERAL INCOME TAXES

The provision for federal income taxes is less than that computed by applying the federal statutory income tax rate of 35%, primarily due to tax-exempt interest income on investment securities and loans and income tax credits during 2009, 2008 and 2007. The differences between the provision for federal income taxes, computed at the federal statutory income tax rate, and the amounts recorded in the consolidated financial statements are as follows for the years ended December 31:

	2009	2008	2007

		(In thousands)

Tax at statutory rate	$4,184	$9,850	$20,022
Changes resulting from:
Tax-exempt interest income	(1,751)	(1,409)	(1,377)
Income tax credits	(754)	(777)	(777)
Other, net	271	636	329

Provision for federal income taxes	$1,950	$8,300	$18,197

The effective federal income tax rate for the years ended December 31, 2009, 2008 and 2007 was 16.3%, 29.5% and 31.8%, respectively.

The provision for federal income taxes consisted of the following for the years ended December 31:

	2009	2008	2007

		(In thousands)

Current	$8,927	$15,182	$21,178
Deferred	(6,977)	(6,882)	(2,981)

Total	$1,950	$8,300	$18,197

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant temporary differences that comprise the deferred tax assets and liabilities of the Corporation were as follows:

	December 31,
	2009	2008

	(In thousands)

Deferred tax assets:
Allowance for loan losses	$28,294	$19,916
Accrued expenses	978	1,265
Employee benefit plans	4,067	6,590
Nonaccrual loan interest	2,690	1,763
Core deposit intangible assets	1,045	1,104
Other real estate	1,794	624
Other	2,595	2,186

Total deferred tax assets	41,463	33,448
Deferred tax liabilities:
Fixed assets	1,284	1,078
Mortgage servicing rights	1,077	767
Goodwill	3,068	2,702
Investment securities available-for-sale	1,646	1,610
Prepaid expenses	842	501
Other	1,184	1,306

Total deferred tax liabilities	9,101	7,964

Net deferred tax assets	$32,362	$25,484

Federal income tax expense applicable to net gains on investment securities transactions was $0.5 million in 2008 and is included in the provision for federal income taxes on the consolidated statements of income.

The tax periods open to examination by the Internal Revenue Service include the years ended December 31, 2009, 2008, 2007 and 2006. The same years are open to examination for the Michigan Business Tax/Michigan Single Business Tax with the addition of the fiscal year ended December 31, 2005.

The Corporation adopted the provisions of FASB ASC Topic 740, Income Taxes (ASC 740), as applicable to income tax reserves, effective January 1, 2007. Upon adoption, the Corporation recognized an increase in retained earnings of $0.04 million, a reduction in goodwill of $0.22 million and a reduction in income taxes payable (included in interest payable and other liabilities on the consolidated statement of financial position) of $0.26 million. After adoption of ASC 740, the Corporation had no remaining income tax reserves and had none at December 31, 2009 and 2008.

NOTE 18 — COMMITMENTS AND CONTINGENCIES

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan contract. Commitments generally have fixed expiration dates or other termination clauses. Historically, the majority of the commitments of Chemical Bank have not been drawn upon and, therefore, may not represent future cash requirements. Standby letters of credit are conditional commitments issued by Chemical Bank to generally guarantee the performance of a customer to a third party. Both arrangements have credit risk essentially the same as that involved in making loans to customers and are subject to the Corporation’s normal credit policies. Collateral obtained upon exercise of commitments is determined using management’s credit evaluation of the borrowers and may include real estate, business assets, deposits and other items. Chemical Bank at any point in time also has approved but undisbursed loans. Undisbursed loans are not included in loans on the consolidated statements of financial position. The majority of these undisbursed loans will be funded and convert to a portfolio loan within a three-month period.

At December 31, 2009, total unused loan commitments, standby letters of credit and undisbursed loans were $413 million, $41 million and $75 million, respectively. At December 31, 2008, total unused loan commitments, standby letters of credit and undisbursed loans were $405 million, $38 million and $152 million, respectively. A significant portion of the unused loan commitments and standby letters of credit outstanding as of December 31, 2009 expire one year from their contract date; however, $26 million of unused loan commitments extend for more than five years.

The Corporation’s unused loan commitments and standby letters of credit have been estimated to have an immaterial realizable fair value, as historically the majority of the unused loan commitments have not been drawn upon and generally Chemical Bank does not receive fees in connection with these agreements.

The Corporation has operating leases and other non-cancelable contractual obligations on buildings, equipment, computer software and other expenses that will require annual payments through 2016, including renewal option periods for those building leases that the Corporation expects to renew. Minimum payments due in each of the next five years and thereafter are as follows (in thousands):

2010	$7,373
2011	4,655
2012	2,931
2013	879
2014	105
2015 and thereafter	37

Total	$15,980

Minimum payments include estimates, where applicable, of estimated usage and annual Consumer Price Index increases of approximately 3%.

Total expense recorded under operating leases and other non-cancelable contractual obligations was $7.3 million in 2009, $6.9 million in 2008 and $4.3 million in 2007.

The Corporation and its bank subsidiary are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consulting with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated net income or financial position of the Corporation.

NOTE 19 — REGULATORY CAPITAL AND RESERVE REQUIREMENTS

Banking regulations require that banks maintain cash reserve balances in vault cash, with the Federal Reserve Bank, or with certain other qualifying banks. The aggregate average amount of such legal balances required to be maintained by Chemical Bank was $15.4 million during 2009 and $25.5 million during 2008. During 2009, Chemical Bank satisfied its legal reserve requirements by maintaining vault cash balances in excess of legal reserve requirements. Chemical Bank was not required to maintain compensating balances with correspondent banks during 2009 or 2008.

Federal and state banking regulations place certain restrictions on the transfer of assets in the form of dividends, loans or advances from Chemical Bank to the Corporation. At December 31, 2009, substantially all of the assets of Chemical Bank were restricted from transfer to the Corporation in the form of loans or advances. Dividends from Chemical Bank are the principal source of funds for the Corporation. Chemical Bank did not pay dividends to the Corporation in 2009. Dividends paid to the Corporation by Chemical Bank totaled $59 million in 2008 and $49 million in 2007. Dividends paid to the Corporation in 2008 by Chemical Bank of $59 million included $30 million that required and received approval from the Board of Governors of the Federal Reserve System. At December 31, 2009, Chemical Bank could not pay dividends to the Corporation without regulatory approval as dividends paid in 2008 exceeded Chemical Bank’s net income in 2008 and 2009, combined. At December 31, 2009, Chemical Bank was “well-capitalized” as defined by federal banking regulations. In addition to the statutory limits, the Corporation considers the overall financial and capital position of Chemical Bank prior to making any cash dividend decisions.

The Corporation and Chemical Bank are subject to various regulatory capital requirements administered by federal banking agencies. Under these capital requirements, Chemical Bank must meet specific capital guidelines that involve quantitative measures of assets and certain off-balance sheet items as calculated under regulatory accounting practices. In addition, capital amounts and classifications are subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require minimum ratios of Tier 1 capital to average assets (Leverage Ratio) and Tier 1 and Total capital to risk-weighted assets. These capital guidelines assign risk weights to on- and off- balance sheet items in arriving at total risk-weighted assets. Minimum capital levels are based upon the perceived risk of various asset categories and certain off-balance sheet instruments.

At December 31, 2009 and 2008, the Corporation’s and Chemical Bank’s capital ratios exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.” Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets.

The summary below compares the Corporation’s and Chemical Bank’s actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)

December 31, 2009
Total Capital to Risk-Weighted Assets:
Corporation	$455,093	15.5%	$235,261	8.0%	N/A	N/A
Chemical Bank	442,198	15.1	234,730	8.0	$293,412	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	417,787	14.2	117,630	4.0	N/A	N/A
Chemical Bank	404,974	13.8	117,365	4.0	176,047	6.0
Leverage Ratio:
Corporation	417,787	10.1	165,576	4.0	N/A	N/A
Chemical Bank	404,974	9.8	165,304	4.0	206,630	5.0

December 31, 2008
Total Capital to Risk-Weighted Assets:
Corporation	$470,054	16.4%	$229,712	8.0%	N/A	N/A
Chemical Bank	427,850	14.9	229,178	8.0	$286,472	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	433,900	15.1	114,856	4.0	N/A	N/A
Chemical Bank	391,779	13.7	114,589	4.0	171,883	6.0
Leverage Ratio:
Corporation	433,900	11.6	149,603	4.0	N/A	N/A
Chemical Bank	391,779	10.5	149,279	4.0	186,598	5.0

NOTE 20 — PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial statements of Chemical Financial Corporation (parent company) only follow:

	December 31,
Condensed Statements of Financial Position	2009	2008

	(In thousands)

Assets:
Cash at subsidiary bank	$7,784	$36,263
Investment in subsidiary bank	460,406	448,331
Premises and equipment	5,039	5,488
Goodwill	1,092	1,092
Other assets	1,516	1,111

Total assets	$475,837	$492,285

Liabilities and Shareholders’ Equity:
Other liabilities	$1,526	$741
Shareholders’ equity	474,311	491,544

Total liabilities and shareholders’ equity	$475,837	$492,285

	Years Ended December 31,
Condensed Statements of Income	2009	2008	2007

		(In thousands)

Income:
Cash dividends from subsidiary bank	$—	$59,000	$49,000
Interest income from subsidiary bank	—	60	393
Other interest income	—	—	57
Other	—	—	8

Total income	—	59,060	49,458
Operating expenses	2,903	2,324	2,019

Income (loss) before income taxes and equity in undistributed (distributions in excess of) net income of subsidiary bank	(2,903)	56,736	47,439
Federal income tax benefit	1,015	792	545
Equity in undistributed (distributions in excess of) net income of subsidiary bank	11,891	(37,686)	(8,975)

Net income	$10,003	$19,842	$39,009

	Years Ended December 31,
Condensed Statements of Cash Flows	2009	2008	2007

		(In thousands)

Operating Activities:
Net income	$10,003	$19,842	$39,009
Share-based compensation expense	490	664	—
Depreciation of premises and equipment	497	481	439
Distributions in excess of (equity in undistributed) net income of subsidiary bank	(11,891)	37,686	8,975
Net increase in other assets	(405)	(441)	(39)
Net increase (decrease) in other liabilities	785	188	(245)

Net cash provided by (used in) operating activities	(521)	58,420	48,139
Investing Activities:
Cash assumed (paid) in transfer of net assets (liabilities) to subsidiary bank	—	450	(643)
Purchases of premises and equipment, net	(48)	(500)	(198)
Proceeds from call of investment security available-for-sale	—	—	350

Net cash used in investing activities	(48)	(50)	(491)
Financing Activities:
Cash dividends paid	(28,190)	(28,131)	(27,712)
Proceeds from directors’ stock purchase plan	244	231	223
Proceeds from employees’ exercises of stock options	36	1,508	21
Repurchases of shares	—	—	(25,511)

Net cash used in financing activities	(27,910)	(26,392)	(52,979)

Net increase (decrease) in cash and cash equivalents	(28,479)	31,978	(5,331)
Cash and cash equivalents at beginning of year	36,263	4,285	9,616

Cash and cash equivalents at end of year	$7,784	$36,263	$4,285

NOTE 21 — SUBSEQUENT EVENT

On January 7, 2010, the Corporation and O.A.K. Financial Corporation (OAK), the parent company of Byron Bank, a community bank based in Byron Center, Michigan, entered into a definitive agreement whereby OAK will merge with and into the Corporation. Under the terms of the agreement, OAK shareholders will be entitled to receive 1.306 shares of the Corporation’s common stock for each share of OAK common stock outstanding, or approximately 3.5 million shares, subject to adjustment in certain limited circumstances. The merger is designed to be a tax free exchange. Cash will be paid in lieu of fractional shares. Closing of the merger, which is expected to occur in the second quarter of 2010, is subject to certain conditions, including approval by the shareholders of OAK and regulatory approval.

NOTE 22 — SUMMARY OF QUARTERLY STATEMENTS OF INCOME (UNAUDITED)

The following quarterly information is unaudited. However, in the opinion of management, the information reflects all adjustments that are necessary for the fair presentation of the results of operations for the periods presented.

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)

Interest income	$48,322	$48,283	$48,066	$48,060
Interest expense	11,732	11,305	11,403	10,847

Net interest income	36,590	36,978	36,663	37,213
Provision for loan losses	14,000	15,200	14,200	15,600
Noninterest income	9,857	10,958	10,092	10,212
Operating expenses	29,205	30,016	29,582	28,807

Income before income taxes	3,242	2,720	2,973	3,018
Federal income tax expense	524	426	500	500

Net income	$2,718	$2,294	$2,473	$2,518

Net income per common share:
Basic	$0.11	$0.10	$0.10	$0.11
Diluted	0.11	0.10	0.10	0.11

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)

Interest income	$53,437	$51,508	$51,688	$51,703
Interest expense	19,051	15,872	14,968	13,192

Net interest income	34,386	35,636	36,720	38,511
Provision for loan losses	2,700	6,500	22,000	18,000
Noninterest income	9,580	11,959	10,054	9,604
Operating expenses	26,844	26,885	26,750	28,629

Income (loss) before income taxes	14,422	14,210	(1,976)	1,486
Federal income tax expense (benefit)	4,751	4,600	(951)	(100)

Net income (loss)	$9,671	$9,610	$(1,025)	$1,586

Net income (loss) per common share:
Basic	$0.41	$0.40	$(0.04)	$0.06
Diluted	0.41	0.40	(0.04)	0.06

MARKET FOR CHEMICAL FINANCIAL
CORPORATION COMMON STOCK AND RELATED
SHAREHOLDER MATTERS (UNAUDITED)

MARKET AND DIVIDEND INFORMATION

Chemical Financial Corporation common stock is traded on The Nasdaq Stock Market® under the symbol CHFC. As of December 31, 2009, there were approximately 23.9 million shares of Chemical Financial Corporation common stock issued and outstanding, held by approximately 4,900 shareholders of record. The table below sets forth the range of high and low sales prices for Chemical Financial Corporation common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

	2009		2008
	High	Low	High	Low

First quarter	$28.59	$15.23	$28.33	$19.62
Second quarter	23.91	17.84	25.64	19.71
Third quarter	22.93	18.31	42.98	14.62
Fourth quarter	24.35	20.79	33.00	19.14

The earnings of Chemical Bank are the principal source of funds for the Corporation to pay cash dividends to its shareholders. Accordingly, cash dividends are dependent upon the earnings, capital needs, regulatory constraints, and other factors affecting Chemical Bank. See Note 19 to the consolidated financial statements for a discussion of such limitations. The Corporation has paid regular cash dividends every quarter since it began operation as a bank holding company in 1973. The following table summarizes the quarterly cash dividends paid to shareholders over the past five years. Based on the financial condition of the Corporation at December 31, 2009, management expects the Corporation to pay quarterly cash dividends on its common shares in 2010; however, there can be no assurance as to future dividends because they are dependent on future earnings, capital requirements, regulatory approval and the Corporation’s financial condition. On February 22, 2010 the board of directors declared a $0.20 per share first quarter 2010 cash dividend, payable on March 19, 2010.

		Years Ended December 31,
	2009	2008	2007	2006	2005

First quarter	$0.295	$0.295	$0.285	$0.275	$0.265
Second quarter	0.295	0.295	0.285	0.275	0.265
Third quarter	0.295	0.295	0.285	0.275	0.265
Fourth quarter	0.295	0.295	0.285	0.275	0.265

Total	$1.180	$1.180	$1.140	$1.100	$1.060

SHAREHOLDER RETURN

The following line graph compares Chemical Financial Corporation’s cumulative total shareholder return on its common stock over the last five years, assuming the reinvestment of dividends, to the Standard and Poor’s (referred to as “S&P”) 500 Stock Index and the KBW 50 Index. Both of these indices are also based upon total return (including reinvestment of dividends) and are market-capitalization-weighted indices. The S&P 500 Stock Index is a broad equity market index published by S&P. The KBW 50 Index is published by Keefe, Bruyette & Woods, Inc., an investment banking firm that specializes in the banking industry. The KBW 50 Index is composed of 50 money center and regional bank holding companies. The line graph assumes $100 was invested on December 31, 2004.

The dollar values for total shareholder return plotted in the above graph are shown below:

			S&P
	Chemical		500
	Financial	KBW 50	Stock
December 31	Corporation	Index	Index

2004	$100.0	$100.0	$100.0
2005	80.7	101.3	104.9
2006	87.7	120.8	121.5
2007	65.3	93.0	128.2
2008	80.2	50.7	80.7
2009	71.7	51.3	102.1

CHEMICAL FINANCIAL CORPORATION DIRECTORS AND EXECUTIVE OFFICERS

At December 31, 2009

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
Thomas T. Huff — Attorney at Law, Thomas T. Huff, P.C., Owner of Peregrine Realty LLC (a real estate development company) and Peregrine Restaurant Group LLC (owner of London Grill restaurants)
Michael T. Laethem — President, Farm Depot, Ltd (a company that purchases, sells and leases farm equipment)

Geoffery E. Merszei — Executive Vice President of The Dow Chemical Company (a diversified science and technology company that manufactures chemical, plastic and agricultural products), President of Dow Europe, Middle East and Africa and Chairman of Dow Europe

Terence F. Moore — President Emeritus, MidMichigan Health (a health care organization)
Aloysius J. Oliver — Retired Chairman, Chief Executive Officer and President, Chemical Financial Corporation
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
For the fiscal year ended December 31, 2009
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission File Number: 000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

235 E. Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

Registrant’s telephone number, including area code: (989) 839-5350

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $1 Par Value Per Share	The Nasdaq Stock Market LLC
(Title of Class)	(Name of each exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act: None

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
Yes  ✓  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer          Accelerated filer  ✓      Non-accelerated filer        Smaller reporting company
                           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No  ✓

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates of the registrant as of June 30, 2009, determined using the average bid and asked price of the registrant’s common stock on June 30, 2009, as quoted on The Nasdaq Stock Market®, was $431,530,071.

The number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2010:

Common stock, $1 par value per share — 23,902,519 shares

DOCUMENTS INCORPORATED BY REFERENCE

This report incorporates into a single document the requirements of the Securities and Exchange Commission (SEC) with respect to annual reports on Form 10-K and annual reports to shareholders. The registrant’s Proxy Statement for the April 19, 2010 annual shareholders’ meeting is incorporated by reference into Part III of this report.

Only those sections of this 2009 Annual Report to Shareholders that are specified in the following Cross Reference Index constitute part of the registrant’s Form 10-K for the year ended December 31, 2009. No other information contained in this 2009 Annual Report to Shareholders shall be deemed to constitute any part of the registrant’s Form 10-K, nor shall any such information be incorporated into the Form 10-K, and such information shall not be deemed “filed” as part of the registrant’s Form 10-K.

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

In addition to the acquisition of CBT, the Corporation has acquired 19 community banks and 15 branch bank offices through December 31, 2009 and has consolidated these acquisitions into one commercial subsidiary bank, Chemical Bank. Chemical Bank operates through an internal organizational structure of four regional banking units.

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

At December 31, 2009, Chemical was the third largest bank holding company headquartered in Michigan, measured by total assets, and together with Chemical Bank, employed a total of 1,427 full-time equivalent employees.

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

The principal markets for these financial services are the communities within Michigan in which the branches of Chemical Bank are located and the areas surrounding these communities. As of December 31, 2009, Chemical and Chemical Bank served these markets through 129 banking offices located in 31 counties, all in the lower peninsula of Michigan. In addition to the banking offices, Chemical Bank operated three loan production offices and 140 automated teller machines, both on- and off-bank premises, as of December 31, 2009.

A summary of the composition of the Corporation’s loan portfolio at December 31, 2009, 2008 and 2007 was as follows:

	December 31,
	2009	2008	2007

Composition of Loans:
Commercial	19.5%	19.7%	18.4%
Real estate commercial	26.2	26.4	27.2
Real estate construction	4.1	4.0	4.8
Real estate residential	24.7	28.1	30.0
Consumer	25.5	21.8	19.6

Total composition of loans	100.0%	100.0%	100.0%

While Chemical Bank’s loan portfolio is not concentrated in any one loan category, its largest loan category is real estate commercial loans. At December 31, 2009, real estate commercial loans totaled $785.7 million, or 26.2% of total loans, compared to $786.4 million, or 26.4% of total loans at December 31, 2008 and $760.4 million, or 27.2% of total loans at December 31, 2007.

The Corporation’s general practice is to sell real estate residential loan originations with interest rates fixed for time periods greater than ten years in the secondary market. During 2009, the Corporation sold $361 million of real estate residential loan originations in the secondary market, compared to the sale of $145 million and $136 million of these loan originations during 2008 and 2007, respectively. The increase in loans sold in 2009 was attributable to the low interest rate environment that resulted in customers refinancing balloon and adjustable rate mortgages to long-term fixed interest rate loans, which the Corporation generally sells in the secondary market.

The principal source of revenue for Chemical is interest income and fees on loans, which accounted for 74% of total revenue in 2009, 72% of total revenue in 2008 and 71% of total revenue in 2007. Interest income on investment securities is also a significant source of revenue, accounting for 8% of total revenue in 2009 and 10% of total revenue in both 2008 and 2007. Chemical has no foreign loans, assets or activities. No material part of the business of Chemical or its subsidiaries is dependent upon a single customer or very few customers.

The nature of the business of Chemical Bank is such that it holds title to numerous parcels of real property. These properties are primarily owned for branch offices; however, Chemical and Chemical Bank may hold properties for other business purposes, as well as on a temporary basis for properties taken in, or in lieu of, foreclosure to satisfy loans in default. Under current state and federal laws, present and past owners of real property may be exposed to liability for the cost of clean up of contamination on or originating from those properties, even if they are wholly innocent of the actions that caused the contamination. These liabilities can be material and can exceed the value of the contaminated property.

The Corporation offers trust and investment management services, including financial and estate planning, retirement programs, investment management and custodial services and employee benefit programs through the Trust and Investment Management Services department (Trust Department) of Chemical Bank. The Trust Department had assets under custodial and management arrangements of $1.91 billion, $1.67 billion and $2.19 billion as of December 31, 2009, 2008 and 2007, respectively. The Trust Department earns revenue from fees based on the market value of those assets under management arrangements which can fluctuate as the market fluctuates.

Competition

The business of banking is highly competitive. In addition to competition from other commercial banks, banks face significant competition from nonbank financial institutions. Savings associations and credit unions compete aggressively with commercial banks for deposits and loans, and credit unions and finance companies are particularly significant factors in the consumer loan market. Banks compete for deposits with a broad range of other types of investments, the most significant of which, over the past few years, have been mutual funds and annuities. Insurance companies and investment firms are also significant competitors for customer deposits. In response to this increased competition for customers’ bank deposits, Chemical Bank, through the CFC Investment Center program, offers a broad array of mutual funds, annuity products and market securities through an alliance with an independent, registered broker/dealer. In addition, the Trust and Investment Management Services department of Chemical Bank offers customers a variety of investment products and services. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on loans and fees charged for services) and service (convenience and quality of services rendered to customers).

Supervision and Regulation

Banks and bank holding companies are extensively regulated. As of December 31, 2009, Chemical Bank was chartered by the State of Michigan and supervised, examined and regulated by the Michigan Office of Financial and Insurance Regulation (OFIR). Chemical Bank is a member of the Federal Reserve System and, therefore, also is supervised, examined and regulated by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Deposits of Chemical Bank are insured by the Federal Deposit Insurance Corporation (FDIC) to the maximum extent provided by law. Chemical has elected to be regulated by the Federal Reserve Board as a financial holding company under the Bank Holding Company Act of 1956.

State banks and bank holding companies are governed by both federal and state laws that significantly limit their business activities in a number of respects. Examples of such limitations include: (1) prior approval of the Federal Reserve Board, and in some cases various other governing agencies, is required for bank holding companies to acquire control of any additional bank holding companies, banks or branches, (2) the business activities of bank holding companies and their subsidiaries are limited to banking and to other activities that are determined by the Federal Reserve Board to be closely related to banking, and (3) transactions between bank holding company subsidiary banks are significantly restricted by banking laws and regulations. Somewhat broader activities are permitted for qualifying financial holding companies, such as Chemical.

Chemical is a legal entity separate and distinct from Chemical Bank. Chemical’s primary source of funds is dividends paid to it by Chemical Bank. Federal and state banking laws and regulations limit both the extent to which Chemical Bank can lend or otherwise supply funds to Chemical and also place certain restrictions on the amount of dividends Chemical Bank may pay to Chemical. Additional information on restrictions regarding dividends of Chemical and Chemical Bank may be found under Note 19 to the consolidated financial statements and is here incorporated by reference.

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

The FDIC Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, federal banking regulators have established five capital categories, well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the categories.

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

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. The capital ratios of Chemical and Chemical Bank exceed the regulatory guidelines for institutions to be categorized as “well-capitalized.” Additional information on Chemical and Chemical Bank’s capital ratios may be found under Note 19 to the consolidated financial statements and is here incorporated by reference.

The FDIC formed the Deposit Insurance Fund (DIF) in accordance with the Federal Deposit Insurance Reform Act of 2005 (Reform Act). The FDIC maintains the insurance reserves of the DIF by assessing depository institutions an insurance premium. The FDIC implemented the Reform Act to create a stronger and more stable insurance system. The Reform Act enables the FDIC to tie each depository institution’s DIF insurance premiums both to the balance of insured deposits, as well as to the degree of risk the institution poses to the DIF. In addition, the FDIC has flexibility to manage the DIF’s reserve ratio within a range, which in turn may help prevent sharp swings in assessment rates that were possible prior to the Reform Act. Under the Reform Act’s risk-based assessment system, the FDIC will evaluate each depository institution’s risk based on three primary sources of information: supervisory ratings for all insured institutions, certain financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them. Neither the Corporation nor Chemical Bank has a long-term debt issuer rating. The ability to differentiate on the basis of risk will improve incentives for effective risk management and will reduce the extent to which safer banks subsidize riskier ones.

As part of the Reform Act, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves to offset a portion of DIF insurance reserve assessments. The Corporation’s assessment credits received from the FDIC were $3.2 million effective January 1, 2007. The Corporation utilized the assessment credits to offset its entire DIF insurance premium in 2007 of approximately $1.8 million. The Corporation’s DIF insurance premium in 2008 was $2.0 million, which was offset by the remaining $1.4 million of assessment credits. The Corporation’s DIF insurance premium in 2009 was $4.9 million.

In December 2008, the FDIC finalized a rule that raised the then current deposit assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment. The new rule resulted in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points. Chemical Bank was by definition a Risk Category 1 institution during all of 2009. In

February 2009, the FDIC issued final rules to amend the DIF restoration plan, change the risk-based assessment system and set increased assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009. Effective April 1, 2009, for Risk Category 1 institutions, the methodology for establishing assessment rates for large institutions, such as Chemical Bank, was established to determine the initial base assessment rate by using a weighted combination of weighted-average CAMELS component ratings, long-term debt issuer ratings (converted to numbers and averaged) and certain financial ratios. The new initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis, and from 7 to 24 basis points after the effect of potential base-rate adjustments. Under the new assessment rate system, the Corporation’s DIF insurance premium is expected to be approximately $5.3 million in 2010.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all FDIC insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to restore the DIF reserves. The Corporation recognized $1.8 million of additional deposit insurance expense in the second quarter of 2009 related to the special assessment. In November 2009, the FDIC issued a final rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In conjunction with the adoption of the prepaid assessment, the FDIC also adopted a uniform 3 basis point increase in assessment rates effective on January 1, 2011. The prepayment calculation is based on an institution’s assessment rate in effect on September 30, 2009 and assumes a 5% annual growth rate in the assessment base. On December 30, 2009, the Corporation prepaid $19.7 million in risk-based assessments.

In October 2008, the Emergency Economic Stabilization Act (EESA) was signed into law. Under the EESA, the basic limit on FDIC deposit insurance coverage was temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009. In May 2009, the Helping Families Save Their Homes Act was signed into law, which extended the temporary deposit insurance increase of $250,000 per depositor through December 31, 2013. In addition to EESA, in November 2008, the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (TLGP). The TLGP was amended by the FDIC in August 2009 to extend maturity dates originally adopted under the November 2008 final rule. Under the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012, certain newly-issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and through October 31, 2009 and (ii) provide full FDIC deposit insurance coverage for covered accounts, which are defined as noninterest bearing transaction deposit accounts, Negotiable Order of Withdrawal (NOW) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (IOLTA) held at participating FDIC-insured institutions through June 30, 2010. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is an annualized 10 basis points assessed quarterly on amounts in covered accounts exceeding $250,000. The Corporation elected to participate in both guarantee programs. In October 2009, the FDIC also established a limited, six-month emergency guarantee facility upon expiration of the debt guarantee program, under which certain eligible participating entities can issue FDIC-guaranteed debt starting October 31, 2009 through April 30, 2010. The fee for issuing debt under the emergency facility will be at least 300 basis points per annum. At December 31, 2009, the Corporation had not issued and does not expect to issue any FDIC-guaranteed debt under the TLGP.

The Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (FICO) to impose periodic assessments on all depository institutions. The purpose of these periodic assessments is to spread the cost of the interest payments on the outstanding FICO bonds issued to recapitalize the Savings Association Insurance Fund over a larger number of institutions. The Corporation’s FICO assessment was $0.32 million in 2009, $0.33 million in 2008 and $0.33 million in 2007. The Corporation expects these assessments to continue in 2010 and beyond.

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

Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the OFIR (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan. A Michigan bank holding company may acquire a non-Michigan bank and a non-Michigan bank holding company may acquire a Michigan bank.

On September 30, 2006, Congress passed the Financial Services Regulatory Relief Act of 2006 (Relief Act). The Relief Act authorizes the Federal Reserve Bank to pay interest on reserves starting October 1, 2011. The EESA accelerated the effective date to October 1, 2008.

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

There were no business combinations, consolidations and divestitures completed by the Corporation during the three-year period ended December 31, 2009.

On January 7, 2010, the Corporation and O.A.K. Financial Corporation (OAK), the parent company of Byron Bank, a community bank based in Byron Center, Michigan, entered into a definitive agreement whereby OAK will merge with and into the Corporation. Under the terms of the agreement, OAK shareholders will be entitled to receive 1.306 shares of the Corporation’s common stock for each share of OAK common stock outstanding, or approximately 3.5 million shares, subject to adjustment in certain limited circumstances. The merger is designed to be a tax free exchange. Cash will be paid in lieu of fractional shares. Closing of the merger, which is expected to occur in the second quarter of 2010, is subject to certain conditions, including approval by the shareholders of OAK and regulatory approval.

Availability of Financial Information

The Corporation files reports with the Securities and Exchange Commission (SEC). Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials the Corporation files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 may be obtained without charge upon written request to Lori A. Gwizdala, Chief Financial Officer of the Corporation, at P.O. Box 569, Midland, Michigan 48640-0569 and are accessible at no cost on the Corporation’s website at www.chemicalbankmi.com in the “Investor Information” section, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies of exhibits may also be requested at the cost of 30 cents per page from the Corporation’s corporate offices. In addition, interactive copies of the Corporation’s 2009 Annual Report on Form 10-K and the 2010 Proxy Statement are available at www.edocumentview.com/chfc.

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

Investments in Chemical common stock involve risk.

The market price of Chemical common stock may fluctuate significantly in response to a number of factors, including, among other things:

•	Variations in quarterly or annual results of operations

•	Changes in dividends paid per share

•	Deterioration in asset quality

•	Changes in interest rates

•	Declining real estate values

•	New developments in the banking industry

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by, or involving, the Corporation or its competitors

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions

•	Regulatory actions

•	Volatility of stock market prices and volumes

•	Issuance of additional shares of common stock or other debt or equity securities of the Corporation

•	Changes in market valuations of similar companies

•	Current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular

•	Changes in securities analysts’ estimates of financial performance or recommendations

•	New litigation or contingencies or changes in existing litigation or contingencies

•	New technology used, or services offered, by competitors

•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies

•	News reports relating to trends, concerns and other issues in the financial services industry

•	Perceptions in the marketplace regarding the Corporation and/or its competitors

•	Rumors or erroneous information

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts

Asset quality could be less favorable than expected.

A significant source of risk for the Corporation arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements. Most loans originated by the Corporation are secured, but some loans are unsecured depending on the nature of the loan. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of real and personal property that may be insufficient to cover the obligations owed under such loans. Collateral values may be adversely affected by changes in prevailing economic, environmental and other conditions, including continued declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, terrorist activity, environmental contamination and other external events.

The Corporation maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to net income that represents management’s estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for probable loan losses and risks inherent in the loan portfolio. The level of the allowance for loan losses reflects management’s continuing evaluation of specific credit risks, loan loss experience, current loan portfolio quality, the value of real estate, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions and declines in real estate values affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Any significant increase in the allowance for loan losses would likely result in a significant decrease in net income and may have a material adverse effect on the Corporation’s financial condition and results of operations. See the section captioned “Provision and Allowance for Loan Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Corporation’s process for determining the appropriate level of the allowance for loan losses.

Environmental liability associated with commercial lending could result in losses.

In the course of its business, the Corporation may acquire, through foreclosure, properties securing loans it has originated or purchased that are in default. Particularly in real estate commercial lending, there is a risk that hazardous substances could be discovered on these properties. In this event, the Corporation might be required to remove these substances from the affected properties at the Corporation’s sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. The Corporation may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on the Corporation’s business, results of operations and financial condition.

The Corporation depends upon the accuracy and completeness of information about customers.

In deciding whether to extend credit to customers, the Corporation may rely on information provided to it by its customers, including financial statements and other financial information. The Corporation may also rely on representations of customers as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. The Corporation’s financial condition and results of operations could be negatively impacted to the extent that the Corporation extends credit in reliance on financial statements that do not comply with generally accepted accounting principles or that are misleading or other information provided by customers that is false or misleading.

General economic conditions in the State of Michigan could be less favorable than expected.

The Corporation is affected by general economic conditions in the United States, although most directly within Michigan. Since December 2007, the United States has been in a recession, while the State of Michigan has experienced economic difficulties since at least 2006. Business activity across a wide range of industries and regions is greatly reduced and many businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly. A further economic downturn or continued weak business environment within Michigan could further negatively impact household and corporate incomes. This impact may lead to decreased demand for both loan and deposit products and increase the number of customers who fail to pay interest or principal on their loans.

The Corporation’s success depends primarily on the general economic conditions of the State of Michigan and the specific local markets in which the Corporation operates. The local economic conditions in these local markets have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. Economic conditions experienced in the State of Michigan have been more adverse than in the United States generally, and these conditions are not expected to significantly improve in the near future. Substantially all of the Corporation’s loans are to individuals and businesses in Michigan. Consequently, any further or prolonged decline in Michigan’s economy could have a materially adverse effect on the Corporation’s financial condition and results of operations. A significant further decline or a prolonged period of the lack of improvement in general economic conditions, whether caused by recession, inflation, unemployment, changes in securities markets, acts of terrorism, other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.

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

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing customers to complete financial transactions without the involvement of banks. For example, consumers can now pay bills and transfer funds directly without banks. The process of eliminating banks as intermediaries in financial transactions, known as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits.

Changes in interest rates could reduce Chemical’s income and cash flow.

Chemical’s net income and cash flow depends, to a great extent, on the difference between the interest earned on loans and securities and the interest paid on deposits and other borrowings. Market interest rates are beyond Chemical’s control, and they fluctuate in response to general economic conditions, the policies of various governmental and regulatory agencies, including, in particular, the Federal Reserve Board, and competition. Changes in monetary policy, including changes in interest rates and interest rate relationships, will influence the origination of loans, the purchase of investments, the generation of deposits and the interest rate received on loans and securities and interest paid on deposits and other borrowings. Although management believes it has implemented effective asset and liability management strategies, any significant adverse effects of changes in interest rates on the Corporation’s results of operations, or any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations. See the sections captioned “Net Interest Income” and “Market Risk” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Corporation’s management of interest rate risk.

The Corporation may be required to pay additional insurance premiums to the FDIC, which could negatively impact earnings.

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. Insured institution failures could remain elevated; thus, the reserve ratio may continue to decline despite the FDIC’s efforts to increase the reserve ratio. In addition, the Helping Families Save Their Homes Act temporarily increased the limit on FDIC coverage to $250,000 through December 31, 2013.

Depending upon the magnitude of future losses that the FDIC insurance fund suffers, there can be no assurance that there will not be additional premium increases or assessments in order to replenish the fund. The FDIC may need to set a higher base rate schedule based on future financial institution failures and updated failure and loss projections. Potentially higher FDIC assessment rates than those currently projected or additional special assessments could have an adverse impact on the Corporation’s results of operations.

The Corporation is subject to liquidity risk in its operations, which could adversely affect its ability to fund various obligations.

Liquidity risk is the possibility of being unable to meet obligations as they come due or capitalize on growth opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is required to fund various obligations, including credit obligations to borrowers, loan originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses and capital expenditures. Liquidity is derived primarily from retail deposit growth and earnings retention, principal and interest payments on loans and investment securities, net cash provided from operations and access to other funding.

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

Additionally, the Corporation’s management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been less than cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) the Corporation’s intent and ability to retain the investment for a period of time sufficient to allow for the recovery of its value; (vii) unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. Impairments to the carrying value of our investment securities may need to be taken in the future, which could have a material adverse effect on our results of operations and financial condition.

The Corporation may be required to recognize an impairment of goodwill or to establish a valuation allowance against deferred income tax assets, which could have a material adverse effect on the Corporation’s results of operations and financial condition.

Goodwill represents the excess of the amounts paid to acquire subsidiaries over the fair value of their net assets at the date of acquisition. The Corporation tests goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. Substantially all of the Corporation’s goodwill at December 31, 2009 was recorded on the books of Chemical Bank. The fair value of Chemical Bank is impacted by the performance of its business and other factors. If it is determined that the goodwill has been impaired, the Corporation must write-down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write-downs could have a material adverse effect on the Corporation’s results of operations and financial position.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the Corporation, including the ability to generate taxable net income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. As of December 31, 2009, the Corporation did not carry a valuation allowance against its deferred tax assets. Future facts and circumstances may require a valuation allowance. Charges to establish a valuation allowance could have a material adverse effect on the Corporation’s results of operations and financial position.

The Corporation may be a defendant in a variety of litigation and other actions, which may have a material adverse effect on the Corporation’s financial condition and results of operations.

Chemical and its subsidiaries may be involved from time to time in a variety of litigation arising out of its business. The Corporation’s insurance may not cover all claims that may be asserted against it, and any claims asserted against it, regardless of merit or eventual outcome, may harm its reputation or cause Chemical to incur unexpected expenses, which could be material in amount. Should the ultimate expenses, judgments or settlements in any litigation exceed the Corporation’s insurance coverage, they could have a material adverse effect on the Corporation’s financial condition and results of operations. In addition, the Corporation may not be able to obtain appropriate types or levels of insurance in the future, nor may it be able to obtain adequate replacement policies with acceptable terms, if at all.

The Corporation operates in a highly competitive industry and market area.

The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national and regional banks within the various markets where the Corporation operates. The Corporation also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. The Corporation competes with these institutions both in attracting deposits and in making new loans. Also, technology has lowered barriers to entry into the market and made it possible for non-banks to offer products and services traditionally provided by banks. Many of the Corporation’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can.

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

The Corporation seeks merger or acquisition partners, including FDIC assisted acquisitions, that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	The recording of assets and liabilities of the target company at fair value may materially dilute shareholder value at the transaction date and could have a material adverse effect on the Corporation’s results of operations and financial condition

•	The time and costs associated with identifying and evaluating potential acquisitions and merger targets

•	Potential exposure to unknown or contingent liabilities of the target company

•	The estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate

•	Exposure to potential asset quality issues of the target company

•	The time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion

•	The diversion of the Corporation’s management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses

•	The introduction of new products and services into the Corporation’s business

•	Potential disruption to the Corporation’s business

•	The incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on the Corporation’s results of operations

•	The possible loss of key employees and customers of the target company

•	Difficulty in estimating the value of the target company

•	Potential changes in banking or tax laws or regulations that may affect the target company

The transactions may be more expensive to complete and the anticipated benefits, including cost savings and strategic gains, may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events, including the economic and financial conditions within the State of Michigan. Also, the Corporation may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to its current shareholders.

The Corporation regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, dilution of the Corporation’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on the Corporation’s financial condition and results of operations.

If the Corporation cannot raise additional capital when needed, its ability to further expand its operations through organic growth and acquisitions could be materially impaired.

The Corporation is required by federal and state regulatory authorities to maintain specified levels of capital to support its operations. The Corporation may need to raise additional capital to support its continued growth. The Corporation’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside the Corporation’s control, and on its financial performance. The Corporation cannot assure that it will be able to raise additional capital in the future on terms acceptable to the Corporation. If the Corporation cannot raise additional capital when needed, its ability to further expand its operations through organic growth and acquisitions could be materially limited.

Chemical Financial Corporation relies on dividends from its subsidiary bank for most of its revenue.

Chemical Financial Corporation is a separate and distinct legal entity from its subsidiary bank, Chemical Bank. It receives substantially all of its revenue from dividends from Chemical Bank. These dividends are the principal source of funds to pay cash dividends on the Corporation’s common stock. Various federal and/or state laws and regulations limit the amount of dividends that Chemical Bank may pay to Chemical Financial Corporation. In the event Chemical Bank is unable to pay dividends to Chemical Financial Corporation, the Corporation may not be able to pay cash dividends on the Corporation’s common stock. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to shareholders. Over the long-term, cash dividends to shareholders are dependent upon earnings, as well as capital requirements, regulatory restraints and other factors affecting Chemical Bank. Due to the strength of the Corporation’s capital position, the Corporation has the financial ability to pay cash dividends to shareholders in excess of the earnings of Chemical Bank. The length of time the Corporation can sustain cash dividends to shareholders in excess of the current earnings of Chemical Bank is dependent on the magnitude of the earnings shortfall, the capital levels of both Chemical Bank and the Corporation and obtaining regulatory approval. As of December 31, 2009, Chemical Bank could not pay additional dividends to the Corporation without approval from the Federal Reserve, as dividends paid during 2008 exceeded net income of Chemical Bank in 2008 and 2009, combined. See the section captioned “Supervision and Regulation” in Item 1. Business and Note 19 — Regulatory Capital and Reserve Requirements in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of computer systems or otherwise, could severely harm Chemical’s business.

As part of the Corporation’s business, the Corporation collects, processes and retains sensitive and confidential client and customer information on behalf of Chemical and other third parties. Despite the security measures the Corporation has in place for its facilities and systems, and the security measures of its third party service providers, the Corporation may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by Chemical or by its vendors, could severely damage the Corporation’s reputation, expose it to the risks of litigation and liability, disrupt the Corporation’s operations and have a material adverse effect on the Corporation’s business.

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

Chemical Bank also conducted business from a total of 128 other banking offices and three loan production offices as of December 31, 2009. These offices are located in the lower peninsula of Michigan. Of the total offices, 121 are owned by Chemical Bank and ten are leased from independent parties with remaining lease terms of less than one year to five years and eight months. This leased property is considered insignificant. The Corporation’s and Chemical Bank’s owned properties are owned free from mortgages.

Item 3.	Legal Proceedings.

As of December 31, 2009, Chemical was not a party to any material pending legal proceeding. As of December 31, 2009, Chemical Bank was a party, as plaintiff or defendant, to a number of legal proceedings, none of which are considered material, and all of which are considered ordinary routine litigation incidental to its business.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Supplemental Item. Executive Officers of the Registrant.

The following provides biographical information about Chemical’s and Chemical Bank’s executive officers as of December 31, 2009. Executive officer appointments are made or reaffirmed annually at the organizational meeting of the Corporation’s board of directors. At its regular meetings, the Corporation’s board of directors may also make other executive officer appointments. Executive officers serve at the pleasure of the Corporation’s board of directors.

David B. Ramaker, age 54, became Chief Executive Officer and President of Chemical in January 2002 and Chairman of the board of directors of Chemical in April 2006. Mr. Ramaker has been a director of Chemical since October 2001. Mr. Ramaker is also Chairman, Chief Executive Officer and President of Chemical Bank. Mr. Ramaker joined Chemical Bank as Vice President on November 29, 1989. Mr. Ramaker became President of Chemical Bank Key State (consolidated into Chemical Bank) in October 1993. Mr. Ramaker became President and a member of the board of directors of Chemical Bank in September 1996 and Executive Vice President and Secretary to the board of Chemical and Chief Executive Officer of Chemical Bank on January 1, 1997. He served as Chief Executive Officer and President of Chemical Bank and Executive Vice President and Secretary of Chemical until December 31, 2001. Mr. Ramaker became Chairman of Chemical Bank in January 2002. Mr. Ramaker was reappointed as Chief Executive Officer and President of Chemical Bank effective January 1, 2006. Mr. Ramaker serves as President of CFC Financial Services, Inc. and CFC Title Services, Inc., wholly-owned subsidiaries of Chemical Bank. During the last five years, Mr. Ramaker has served as a director of all of the Corporation’s subsidiaries. Mr. Ramaker is also a member of the Executive Management Committee of Chemical.

Lori A. Gwizdala, age 51, is Executive Vice President, Chief Financial Officer and Treasurer of Chemical. Ms. Gwizdala joined Chemical as Controller on January 1, 1985 and was named Chief Financial Officer in May 1987, Senior Vice President in February 1991, Treasurer in April 1994 and Executive Vice President in January 2002. Ms. Gwizdala served as a director of CFC Financial Services, Inc. and CFC Title Services, Inc. from 1997 until December 31, 2005, and as a director of Chemical Bank West (consolidated into Chemical Bank) from January 2002 until December 31, 2005. Ms. Gwizdala is a certified public accountant. Ms. Gwizdala is a member of the Executive Management Committee of Chemical.

Thomas W. Kohn, age 55, was appointed Executive Vice President of Community Banking and Secretary of Chemical in April 2007. Mr. Kohn was Executive Vice President, Community Banking of Chemical Bank from January 1, 2006 until April 2007. Mr. Kohn served as President, Chief Executive Officer and a director of Chemical Bank West (consolidated into Chemical Bank) from January 2002 until December 31, 2005. Mr. Kohn became affiliated with the Company on December 31, 1981 through a bank acquisition and served the Company in various capacities until 1986. Mr. Kohn rejoined the Company in 1991 as President of Chemical Bank Montcalm (consolidated into Chemical Bank West) and served in that position until January 2002. Mr. Kohn is a member of the Executive Management Committee of Chemical.

John E. Kessler, age 41, is Executive Vice President and Senior Trust Officer of Chemical Bank. Mr. Kessler joined Chemical Bank in 2004 as Senior Vice President to manage Chemical’s southwestern Michigan trust office and served in that position until 2007. In 2007, Mr. Kessler became Executive Vice President and Senior Trust Officer. Mr. Kessler is responsible for Chemical Bank’s Trust and Investment Management Services Department. Mr. Kessler is a member of the Executive Management Committee of Chemical.

Kenneth W. Johnson, age 47, is Executive Vice President and Director of Bank Operations of Chemical Bank. Mr. Johnson joined Shoreline Bank, a bank subsidiary of Shoreline Financial Corporation (Shoreline), in 1995 as Vice President and North Region Sales Manager. Mr. Johnson became First Vice President and Head of Retail Banking and Operations in 2000.

Shoreline merged with Chemical in January 2001. Mr. Johnson became a First Vice President of Branch Administration at Chemical Bank in 2003 and Executive Vice President and Director of Bank Operations in January 2006. Mr. Johnson is a member of the Executive Management Committee of Chemical.

Dominic Monastiere, age 62, was appointed Executive Vice President and Chief Risk Management Officer of Chemical Bank effective April 26, 2007. Mr. Monastiere joined Chemical Bank in June 1987 and served as President and a director of Chemical Bank Bay Area (consolidated into Chemical Bank) from August 1, 1987 until December 31, 2000. Mr. Monastiere was a Community Bank President from January 1, 2001 to April 25, 2007. Mr. Monastiere is a member of the Executive Management Committee of Chemical.

James E. Tomczyk, age 57, was appointed Executive Vice President and Senior Credit Officer of Chemical Bank effective January 1, 2006. Mr. Tomczyk served as President, Chief Executive Officer and a director of Chemical Bank Shoreline (consolidated into Chemical Bank) from January 2002 until December 31, 2005. Mr. Tomczyk joined Shoreline Bank in February 1999 as Executive Vice President of its Private Banking, Trust and Investment divisions and became Senior Executive Vice President of these divisions in October 2000. Mr. Tomczyk is a member of the Executive Management Committee of Chemical.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information required by this item is included under the heading “Market for Chemical Financial Corporation Common Stock and Related Shareholder Matters (Unaudited)” on page 80. See Item 12 for information with respect to the Corporation’s equity compensation plans. All of this information is here incorporated by reference.

Item 6.	Selected Financial Data.

The information required by this item is included under the heading “Selected Financial Data” on page 3 and is here incorporated by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 4 through 38 and is here incorporated by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included under the subheadings “Liquidity Risk” on pages 36 and 37 and “Market Risk” on pages 37 and 38 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is here incorporated by reference.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is included under the headings “Report of Independent Registered Public Accounting Firm,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” on pages 41 through 79 and is here incorporated by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Chemical’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). An evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based on and as of the time of that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms.

Information required by this item is also included under the heading “Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting” on page 39 and under the heading “Report of Independent Registered Public Accounting Firm” on page 40 and is here incorporated by reference. There was no change in the Corporation’s internal control over financial reporting that occurred during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is set forth under the heading “Chemical Financial’s Board of Directors and Nominees for Election as Directors” and the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” in the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders and is here incorporated by reference.

Information regarding the identification of executive officers is included herein in the Supplemental Item on page 97 and is here incorporated by reference.

Information required by this item is set forth under the subheadings “Committees of the Board of Directors” and “Audit Committee” in the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders and is here incorporated by reference.

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

Information required by this item is set forth under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” in the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders and is here incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth under the heading “Ownership of Chemical Financial Common Stock” in the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders and is here incorporated by reference.

The following table presents information about the registrant’s equity compensation plans as of December 31, 2009:

Equity Compensation Plan Information
			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance under
	Issued upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	720,375	$30.02	1,000,272

Equity compensation plans not approved by security holders	—	—	13,052

Total	720,375	$30.02	1,013,324

At December 31, 2009, equity compensation plans not approved by shareholders consisted of the Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors (Stock Purchase Plan). The Stock Purchase Plan became effective on March 25, 2002 and was designed to provide non-employee community advisory directors of Chemical Bank, who are neither directors nor employees of the Corporation, the option of receiving their fees in shares of the Corporation’s common stock. The Stock Purchase Plan provides for a maximum of 75,000 shares of the Corporation’s common stock, subject to adjustment for certain changes in the capital structure of the Corporation as defined in the Stock Purchase Plan, to be available under the Stock Purchase Plan. Subsidiary directors and community advisory directors, who elect to participate in the Stock Purchase Plan, may elect to contribute to the Stock Purchase Plan fifty percent or one hundred percent of their director fees and/or fifty percent or one hundred percent of their director committee fees, earned as directors or community advisory directors of Chemical Bank. Contributions to the Stock Purchase Plan are made by Chemical Bank on behalf of each electing participant. Stock Purchase Plan participants may terminate their participation in the Stock Purchase Plan, at any time, by written notice of withdrawal to the Corporation. Participants will cease to be eligible to participate in the Stock Purchase Plan when they cease to serve as directors or community advisory directors of Chemical Bank. Shares are distributed to participants annually.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item is set forth under the heading “Election of Directors” and the subheading “Certain Relationships and Related Transactions” in the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders and is here incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is set forth under the subheading “Independent Registered Public Accounting Firm” and the subheading “Committees of the Board of Directors” in the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders and is here incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1)	Financial Statements. The following financial statements and reports of the independent registered public accounting firm of Chemical and Chemical Bank are filed as part of this report:

The financial statements, the notes to financial statements, and the independent registered public accounting firm’s reports listed above are here incorporated by reference from Item 8 of this report.

(2)	Financial Statement Schedules. The schedules for the Corporation are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

(3)  Exhibits.  The following lists the Exhibits to the Annual Report on Form 10-K:

Number	Exhibit

2.1	Agreement and Plan of Merger, dated January 7, 2010. Previously filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated January 7, 2010, filed with the SEC on January 8, 2010. Here incorporated by reference.
3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 5, 2009. Here incorporated by reference.
3.2	Bylaws. Previously filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K dated January 20, 2009, filed with the SEC on January 23, 2009. Here incorporated by reference.
4.1	Restated Articles of Incorporation. Exhibit 3.1 is here incorporated by reference.
4.2	Bylaws. Exhibit 3.2 is here incorporated by reference.
4.3	Long-Term Debt. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant’s total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term debt to the SEC upon request.
10.1	Chemical Financial Corporation Stock Incentive Plan of 2006.* Previously filed as an exhibit to the registrant’s Form 8-K, filed with the SEC on April 21, 2006. Here incorporated by reference.
10.2	Chemical Financial Corporation Stock Incentive Plan of 1997.* Previously filed as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 15, 2005. Here incorporated by reference.
10.3	Chemical Financial Corporation Deferred Compensation Plan for Directors.* Previously filed as Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 13, 2006. Here incorporated by reference.
10.4	Chemical Financial Corporation Deferred Compensation Plan.* Previously filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 1, 2007. Here incorporated by reference.
10.5	Chemical Financial Corporation Supplemental Retirement Income Plan.* Previously filed as Exhibit 10.5 to the registrant’s Registration Statement on Form S-4, filed with the SEC on February 19, 2010. Here incorporated by reference.
10.6	Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors.* Previously filed as Exhibit 4.3 to the registrant’s Registration Statement on Form S-8, filed with the SEC on March 25, 2002. Here incorporated by reference.
10.7	Chemical Financial Corporation Directors’ Deferred Stock Plan.* Previously filed as Appendix A to the registrant’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, filed with the SEC on March 5, 2008. Here incorporated by reference.
21	Subsidiaries.
23.1	Consent of KPMG LLP.
23.2	Consent of Andrews Hooper & Pavlik P.L.C.
24	Powers of Attorney.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification pursuant to 18 U.S.C. §1350.
99.1	Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors Audited Financial Statements and Notes.
99.2	Chemical Financial Corporation Directors’ Deferred Stock Plan Audited Financial Statements and Notes.

* These agreements are management contracts or compensation plans or arrangements required to be filed as Exhibits to this Form 10-K.

The index of exhibits and any exhibits filed as part of the 2009 Form 10-K are accessible at no cost on the Corporation’s web site at www.chemicalbankmi.com in the “Investor Information” section, at www.edocumentview.com/chfc and through the United States Securities and Exchange Commission’s web site at www.sec.gov. Chemical will furnish a copy of any exhibit listed above to any shareholder of the registrant at a cost of 30 cents per page upon written request to Ms. Lori A. Gwizdala, Chief Financial Officer, Chemical Financial Corporation, 333 East Main Street, Midland, Michigan 48640-0569.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2010.

CHEMICAL FINANCIAL CORPORATION

David B. Ramaker
Chairman of the Board, CEO, President and Director
Principal Executive Officer

Lori A. Gwizdala
Executive Vice President, CFO and Treasurer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 25, 2010 by the following persons on behalf of the registrant and in the capacities indicated.

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