Form 10-Q
period 2010-03-31
CHEMICAL FINANCIAL CORP
filed 2010-04-29
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2010

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

235 E. Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

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

The number of shares outstanding of the registrant's Common Stock, $1 par value, as of April 23, 2010, was 23,904,255 shares.

INDEX

Chemical Financial Corporation
Form 10-Q

Index to Form 10-Q
		Page

Forward-Looking Statements		3

Part I.	Financial Information

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2009)	4

	Consolidated Statements of Financial Position as of March 31, 2010, December 31, 2009 and March 31, 2009	4

	Consolidated Statements of Income for the Three Months Ended March 31, 2010 and March 31, 2009	5

	Consolidated Statements of Changes in Shareholders' Equity for the Three Months Ended March 31, 2010 and March 31, 2009	6

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and March 31, 2009	7

	Notes to Consolidated Financial Statements	8-26

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27-49

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50

Item 4.	Controls and Procedures	50

Part II.	Other Information

Item 1A.	Risk Factors	51

Item 6.	Exhibits	52

Signatures		53

Exhibit Index

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and Chemical Financial Corporation (Chemical) itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "judgment," "plans," "predicts," "projects," "should," "will," variations of such words and similar expressions are intended to identify such forward-looking statements. Management's determination of the provision and allowance for loan losses, the carrying value of goodwill and mortgage servicing rights and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary) and management's assumptions concerning pension and other postretirement benefit plans involve judgments that are inherently forward-looking. All of the information concerning interest rate sensitivity is forward-looking. The future effect of changes in the financial and credit markets and the national and regional economy on the banking industry, generally, and on Chemical, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Chemical undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Risk factors include, but are not limited to, the risk factors described in Item 1A in Chemical Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 2009; the risk factors described in Item 1A in O.A.K. Financial Corporation's (OAK's) Annual Report on Form 10-K for the year ended December 31, 2009; the timing and level of asset growth; changes in market interest rates; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; opportunities for acquisitions and the effective completion of acquisitions and integration of acquired entities; the possibility that anticipated cost savings and revenue enhancements from acquisitions, restructurings, reorganizations and bank consolidations may not be realized fully or at all or within expected time frames; the local and global effects of current and future military actions, and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about capital levels and credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

This report also contains forward-looking statements regarding Chemical's outlook or expectations with respect to the planned acquisition of OAK, the expected costs to be incurred in connection with the acquisition, OAK's future performance and consequences of its integration into Chemical and the impact of the transaction on Chemical's future performance. Regulatory and OAK shareholder approvals have been obtained and the transaction is expected to be completed on April 30, 2010.

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

Chemical's ability to achieve anticipated results from the transaction is dependent on the state of the economic and financial markets going forward, which have been under significant stress recently. Specifically, Chemical may incur more credit losses from OAK's loan portfolio than expected and deposit attrition may be greater than expected.

The integration of OAK's business and operations into Chemical, which will include conversion of OAK's operating systems and procedures, may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to OAK's or Chemical's existing businesses.

Part I. Financial Information
Item 1.	Financial Statements

Chemical Financial Corporation
Consolidated Statements of Financial Position

	March 31, 2010	December 31, 2009	March 31, 2009
	(Unaudited)		(Unaudited)
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$80,791	$131,383	$83,976
Interest-bearing deposits with unaffiliated banks and others	366,580	229,326	142,184
Total cash and cash equivalents	447,371	360,709	226,160
Investment securities:
Available-for-sale, at fair value	565,823	592,521	501,594
Held-to-maturity (fair value - $119,830 at March 31, 2010, $125,730 at December 31, 2009 and $101,452 at March 31, 2009)	124,893	131,297	108,600
Total investment securities	690,716	723,818	610,194
Other securities	22,128	22,128	22,128
Loans held-for-sale	4,943	8,362	28,336
Loans:
Commercial	580,656	584,286	563,118
Real estate commercial	790,009	785,675	784,475
Real estate construction	124,853	121,305	112,102
Real estate residential	738,911	739,380	809,262
Consumer	753,886	762,514	682,632
Total loans	2,988,315	2,993,160	2,951,589
Allowance for loan losses	(84,155)	(80,841)	(62,562)
Net loans	2,904,160	2,912,319	2,889,027
Premises and equipment (net of accumulated depreciation of $74,868 at March 31, 2010, $75,607 at December 31, 2009 and $73,096 at March 31, 2009)	54,438	53,934	52,914
Goodwill	69,908	69,908	69,908
Other intangible assets	5,242	5,408	5,224
Interest receivable and other assets	93,723	94,126	71,860
Total Assets	$4,292,629	$4,250,712	$3,975,751
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$558,470	$573,159	$526,343
Interest-bearing	2,915,869	2,844,966	2,578,193
Total deposits	3,474,339	3,418,125	3,104,536
Interest payable and other liabilities	28,264	27,708	37,573
Short-term borrowings	237,712	240,568	221,247
Federal Home Loan Bank (FHLB) advances	80,000	90,000	125,025
Total liabilities	3,820,315	3,776,401	3,488,381
Shareholders' equity:
Preferred stock, no par value:
Authorized - 200,000 shares, none issued	-	-	-
Common stock, $1 par value per share:
Authorized - 30,000,000 shares; issued and outstanding - 23,902,519 shares at March 31, 2010, 23,891,321 shares at December 31, 2009 and 23,889,766 shares at March 31, 2009	23,903	23,891	23,890
Additional paid-in capital	348,136	347,676	347,264
Retained earnings	112,900	115,391	129,249
Accumulated other comprehensive loss	(12,625)	(12,647)	(13,033)
Total shareholders' equity	472,314	474,311	487,370
Total Liabilities and Shareholders' Equity	$4,292,629	$4,250,712	$3,975,751

See accompanying notes to consolidated financial statements.

Chemical Financial Corporation
Consolidated Statements of Income (Unaudited)
	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$41,718	$42,793
Interest on investment securities:
Taxable	3,124	4,502
Tax-exempt	982	777
Dividends on other securities	82	163
Interest on deposits with unaffiliated banks and others	216	87
Total interest income	46,122	48,322
Interest Expense
Interest on deposits	8,700	10,167
Interest on short-term borrowings	160	233
Interest on FHLB advances	874	1,332
Total interest expense	9,734	11,732
Net Interest Income	36,388	36,590
Provision for loan losses	14,000	14,000
Net interest income after provision for loan losses	22,388	22,590
Noninterest Income
Service charges on deposit accounts	4,391	4,475
Trust and investment services revenue	2,292	2,375
Other charges and fees for customer services	2,008	1,801
Mortgage banking revenue	718	1,150
Other	31	56
Total noninterest income	9,440	9,857
Operating Expenses
Salaries, wages and employee benefits	14,507	15,417
Occupancy	2,837	2,707
Equipment	2,714	2,342
Other	9,131	8,739
Total operating expenses	29,189	29,205
Income Before Income Taxes	2,639	3,242
Federal income tax expense	350	524
Net Income	$2,289	$2,718

Net Income Per Common Share:
Basic	$0.10	$0.11
Diluted	0.10	0.11
Cash Dividends Declared Per Common Share	0.20	0.295

See accompanying notes to consolidated financial statements.

Chemical Financial Corporation
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share data)
Balances at January 1, 2009	$23,881	$346,916	$133,578	$(12,831)	$491,544
Comprehensive income:
Net income			2,718
Other:
Net unrealized losses on investment securities-available-for-sale, net of tax benefit of $82				(152)
Adjustment for pension and other postretirement benefits, net of tax benefit of $27				(50)
Comprehensive income					2,516
Cash dividends declared of $0.295 per share			(7,047)		(7,047)
Shares issued - directors' stock purchase plan	9	235			244
Share-based compensation		113			113
Balances at March 31, 2009	$23,890	$347,264	$129,249	$(13,033)	$487,370

Balances at January 1, 2010	$23,891	$347,676	$115,391	$(12,647)	$474,311
Comprehensive income:
Net income			2,289
Other:
Net unrealized losses on investment securities-available-for-sale, net of tax benefit of $3				(5)
Adjustment for pension and other postretirement benefits, net of tax expense of $14				27
Comprehensive income					2,311
Cash dividends declared of $0.20 per share			(4,780)		(4,780)
Shares issued - directors' stock purchase plan	12	238			250
Share-based compensation		222			222
Balances at March 31, 2010	$23,903	$348,136	$112,900	$(12,625)	$472,314

See accompanying notes to consolidated financial statements.

Chemical Financial Corporation
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities:	(In thousands)
Net income	$2,289	$2,718
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,000	14,000
Gains on sales of loans	(1,011)	(1,843)
Proceeds from sales of loans	49,440	100,269
Loans originated for sale	(45,010)	(118,299)
Net gains on sales of other real estate and repossessed assets	(431)	(50)
Gain on sale of branch bank property	(2)	(39)
Net losses on disposal of premises and equipment	11	14
Depreciation of premises and equipment	1,703	1,575
Amortization of intangible assets	523	828
Net amortization of premiums and discounts on investment securities	503	4
Share-based compensation expense	222	113
Net (increase) decrease in interest receivable and other assets	1,661	(960)
Net increase in interest payable and other liabilities	631	2,315
Net cash provided by operating activities	24,529	645
Cash Flows From Investing Activities:
Investment securities-available-for-sale:
Proceeds from maturities, calls and principal reductions	73,817	60,003
Purchases	(47,608)	(111,880)
Investment securities-held-to-maturity:
Proceeds from maturities, calls and principal reductions	9,974	5,402
Purchases	(3,592)	(16,499)
Net (increase) decrease in loans	(11,146)	17,920
Proceeds from sales of other real estate and repossessed assets	4,043	2,180
Proceeds from sale of branch bank property	35	184
Purchases of premises and equipment, net	(2,218)	(1,467)
Net cash provided by (used in) investing activities	23,305	(44,157)
Cash Flows From Financing Activities:
Net increase in noninterest-bearing and interest-bearing demand deposits and savings accounts	63,553	108,881
Net increase (decrease) in time deposits	(7,339)	16,863
Net decrease in securities sold under agreements to repurchase	(2,856)	(12,491)
Repayment of FHLB advances	(10,000)	(10,000)
Cash dividends paid	(4,780)	(7,047)
Proceeds from directors' stock purchase plan	250	244
Net cash provided by financing activities	38,828	96,450
Net increase in cash and cash equivalents	86,662	52,938
Cash and cash equivalents at beginning of period	360,709	173,222
Cash and Cash Equivalents at End of Period	$447,371	$226,160

Supplemental Disclosure of Cash Flow Information:
Interest paid	$9,959	$12,372
Loans transferred to other real estate and repossessed assets	5,305	3,674

See accompanying notes to consolidated financial statements.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2010

Note 1:  Significant Accounting Policies

Nature of Operations

Chemical Financial Corporation (Corporation) operates in a single operating segment - commercial banking. The Corporation is a financial holding company, headquartered in Michigan, that operates through one commercial bank, Chemical Bank. Chemical Bank operates primarily within the State of Michigan as a single state-chartered commercial bank. Chemical Bank operates through an internal organizational structure of four regional banking units, offering a full range of commercial banking and fiduciary products and services to the residents and business customers in the bank's geographical market areas. The products and services offered by the regional banking units, through branch banking offices, as well as the pricing of these products and services, are generally consistent throughout the Corporation. The marketing of products and services throughout the Corporation's regional banking units is generally uniform, as many of the markets served by the regional banking units overlap. The distribution of products and services is uniform throughout the Corporation's regional banking units and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.

The Corporation's primary sources of revenue are from its loan products and investment securities.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments believed necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009.

Accounting Standards Codification

The Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB's officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies.

Use of Estimates

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

Fair Value Measurements

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2010

prioritizing information within a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity's own data.

The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option is elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Corporation to record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At March 31, 2010, December 31, 2009 and March 31, 2009, the Corporation had not elected the fair value option for any financial assets or liabilities.

Share-Based Compensation

The Corporation accounts for share-based compensation using the modified-prospective transition method. Under that method, compensation expense is recognized for all of the Corporation's share-based awards granted after December 31, 2005, based on the estimated grant date fair value as computed using the Black-Scholes option pricing model. The fair value of share-based awards is recognized as compensation expense on a straight-line basis over the requisite service period.

Taxes

The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate is primarily a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at the enacted tax rates expected to be applied to taxable income in the years in which those differences are expected to be recovered or settled. Income tax positions are evaluated to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50% likely to be realized. Reserves for contingent tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of audit examinations. The Corporation had no reserve for contingent income tax liabilities recorded at March 31, 2010.

The tax periods open to examination by the Internal Revenue Service include the calendar years ended December 31, 2009, 2008, 2007 and 2006. The same calendar years are open to examination for the Michigan Business Tax/Michigan Single Business Tax with the addition of the calendar year ended December 31, 2005.

Earnings Per Common Share

Basic earnings per common share for the Corporation is computed by dividing net income by the weighted average number of common shares outstanding. Basic earnings per common share excludes any dilutive effect of common stock equivalents.

Diluted earnings per common share for the Corporation is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents. Average shares of common stock for diluted net income per share include shares to be issued upon exercise of stock options granted under the Corporation's stock option plans, stock to be issued for the deferred compensation plan for non-employee directors, and stock to be issued for the stock purchase plan for non-employee advisors. For any period in which a loss is recorded, the assumed exercise of stock options and stock to be issued for the deferred compensation plan and the stock purchase plan would have an anti-dilutive impact on the loss per common share and thus are excluded in the diluted earnings per common share calculation.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2010

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per common share computations:
	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share amounts)

Numerator for both basic and diluted earnings per common share, net income	$2,289	$2,718

Denominator for basic earnings per common share, weighted average common shares outstanding	23,903	23,890
Weighted average common stock equivalents	18	10
Denominator for diluted earnings per common share	23,921	23,900

Basic earnings per common share	$0.10	$0.11
Diluted earnings per common share	0.10	0.11

The average number of exercisable employee stock option awards outstanding that were "out-of-the-money," whereby the option exercise price per share exceeded the market price per share and therefore were not included in the computation of diluted earnings per common share were as follows: 559,172 and 475,689 for the three months ended March 31, 2010 and 2009, respectively.

Equity

In January 2008, the board of directors of the Corporation authorized management to repurchase up to 500,000 shares of the Corporation's common stock. Since the January 2008 authorization, the Corporation has not repurchased any shares.

On April 20, 2009, the shareholders of the Corporation authorized the board of directors of the Corporation to issue up to 200,000 shares of preferred stock in connection with either an acquisition by the Corporation of an entity that has shares of preferred stock issued and outstanding pursuant to any program established by the United States government or participation by the Corporation in any program established by the United States government. As of March 31, 2010, no shares of preferred stock were issued and outstanding.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2010

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of related tax benefits (expense), at March 31, 2010, December 31, 2009 and March 31, 2009 were as follows:
	March 31, 2010	December 31, 2009	March 31, 2009
	(In thousands)
Net unrealized gains on investment securities-available-for-sale, net of related tax expense of $(1,644) at March 31, 2010, $(1,646) at December 31, 2009 and $(1,528) at March 31, 2009.	$ 3,053	$ 3,058	$ 2,838
Pension and other postretirement benefits adjustment, net of related tax benefit of $8,442 at March 31, 2010, $8,456 at December 31, 2009, and $8,546 at March 31, 2009.	(15,678)	(15,705)	(15,871)
Accumulated other comprehensive loss	$(12,625)	$(12,647)	$(13,033)

Legal Matters

The Corporation and Chemical Bank are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition or results of operations of the Corporation.

Pending Accounting Pronouncements

Fair Value Measurements and Disclosures: In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires reporting entities to make new disclosures about recurring and nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements, on a gross basis, in the reconciliation of Level 3 fair value measurements. ASU 2010-06 also requires disclosure of fair value measurements by "class" instead of by "major category" as well as any changes in valuation techniques used during the reporting period. For disclosures of Level 1 and Level 2 activity, fair value measurements by "class" and changes in valuation techniques, ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with disclosures for previous comparative periods prior to adoption not required. The adoption of this portion of ASU 2010-06 on January 1, 2010 did not have a material impact on the Corporation's consolidated financial condition or results of operations. For the reconciliation of Level 3 fair value measurements, ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this portion of ASU 2010-06 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

Derivatives and Hedging: In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives (ASU 2010-11). ASU 2010-11 clarifies that embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting. ASU 2010-11 also provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations are subject to bifurcations and separate accounting. ASU 2010-11 is effective at the beginning of a company's first fiscal quarter beginning after June 15, 2010, with early adoption permitted. The adoption of ASU 2010-11 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2010

Note 2:  Investment Securities

The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at March 31, 2010, December 31, 2009 and March 31, 2009:
	Investment Securities Available-for-Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
March 31, 2010
Government sponsored agencies	$154,748	$ 750	$ 135	$155,363
State and political subdivisions	2,418	43	-	2,461
Residential mortgage-backed securities	142,461	4,141	240	146,362
Collateralized mortgage obligations	232,255	756	650	232,361
Corporate bonds	29,244	179	147	29,276
Total	$561,126	$5,869	$1,172	$565,823

December 31, 2009
Government sponsored agencies	$190,920	$1,228	$ 163	$191,985
State and political subdivisions	3,506	56	-	3,562
Residential mortgage-backed securities	150,325	4,174	294	154,205
Collateralized mortgage obligations	223,806	298	346	223,758
Corporate bonds	19,260	209	458	19,011
Total	$587,817	$5,965	$1,261	$592,521

March 31, 2009
U.S. Treasury	$ 21,086	$ 199	$ -	$ 21,285
Government sponsored agencies	172,048	3,134	92	175,090
State and political subdivisions	4,467	82	-	4,549
Residential mortgage-backed securities	151,910	3,792	39	155,663
Collateralized mortgage obligations	94,519	166	762	93,923
Corporate bonds	53,214	1	2,131	51,084
Total	$497,244	$7,374	$3,024	$501,594

	Investment Securities Held-to-Maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
March 31, 2010
State and political subdivisions	$114,393	$2,227	$ 415	$116,205
Trust preferred securities	10,500	-	6,875	3,625
Total	$124,893	$2,227	$7,290	$119,830

December 31, 2009
State and political subdivisions	$120,447	$1,954	$ 679	$121,722
Residential mortgage-backed securities	350	33	-	383
Trust preferred securities	10,500	-	6,875	3,625
Total	$131,297	$1,987	$7,554	$125,730

March 31, 2009
Government sponsored agencies	$ 1,001	$ 2	$ -	$ 1,003
State and political subdivisions	96,604	1,725	980	97,349
Residential mortgage-backed securities	495	30	-	525
Trust preferred securities	10,500	-	7,925	2,575
Total	$108,600	$1,757	$8,905	$101,452

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2010

At March 31, 2010, the Corporation held $10.5 million of trust preferred investment securities that were recorded as held-to-maturity, with $10.0 million representing a 100% interest in a trust preferred investment security of a small non-public bank holding company in Michigan that was purchased in the second quarter of 2008 and $0.5 million representing a 10% interest in another trust preferred investment security of a small non-public bank holding company located in Michigan. The Corporation purchased each of these investment securities in negotiated transactions with the issuers and, therefore, there is not an active trading market for these investment securities. At March 31, 2010, it was the Corporation's opinion that the market for trust preferred securities was not active, and thus, in accordance with GAAP, when there is a significant decrease in the volume and activity for an asset or liability in relation to normal market activity, adjustments to transaction or quoted prices may be necessary or a change in valuation technique or multiple valuation techniques may be appropriate. The fair values of the trust preferred investment securities were based upon a calculation of discounted cash flows. The cash flows were discounted based upon both observable inputs and appropriate risk adjustments that market participants would make for nonperformance, illiquidity and issuer specifics. An independent third party provided the Corporation with observable inputs based on the existing market and insight into appropriate rate of return adjustments that market participants would require for the additional risk associated with a single issue investment security of this nature. Using a model that incorporated the average current yield of publicly traded performing trust preferred securities of large financial institutions with no known material financial difficulties at March 31, 2010, and adjusted for both illiquidity and the specific characteristics of the issuer, such as size, leverage position and location, the Corporation calculated an implied yield of 35% on its $10.0 million trust preferred investment security and 25% for its $0.5 million trust preferred investment security. Based upon these implied yields, the fair values of the trust preferred investment securities were calculated by the Corporation at $3.5 million and $0.1 million, respectively, resulting in a combined impairment of $6.9 million. At March 31, 2010, the Corporation concluded that the $6.9 million of combined impairment on these trust preferred investment securities was temporary in nature.

The following is a summary of the amortized cost and fair value of investment securities at March 31, 2010, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.
	March 31, 2010
	Amortized Cost	Fair Value
Investment Securities Available-for-Sale:	(In thousands)
Due in one year or less	$175,186	$176,230
Due after one year through five years	306,314	309,360
Due after five years through ten years	53,466	53,191
Due after ten years	26,160	27,042
Total	$561,126	$565,823
Investment Securities Held-to-Maturity:
Due in one year or less	$ 12,296	$ 12,375
Due after one year through five years	42,316	43,389
Due after five years through ten years	32,775	33,370
Due after ten years	37,506	30,696
Total	$124,893	$119,830

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2010

The following summarizes information about investment securities with gross unrealized losses at March 31, 2010 and December 31, 2009, excluding those for which other-than-temporary impairment (OTTI) charges have been recognized, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position.
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2010	(In thousands)
Government sponsored agencies	$ 45,789	$ 135	$ -	$ -	$ 45,789	$ 135
State and political subdivisions	17,344	148	6,949	267	24,293	415
Residential mortgage-backed securities	30,822	240	-	-	30,822	240
Collateralized mortgage obligations	92,958	643	8,179	7	101,137	650
Corporate bonds	-	-	2,338	147	2,338	147
Trust preferred securities	-	-	3,625	6,875	3,625	6,875
Total	$186,913	$1,166	$21,091	$7,296	$208,004	$8,462

December 31, 2009
Government sponsored agencies	$ 47,633	$ 163	$ -	$ -	$ 47,633	$ 163
State and political subdivisions	30,959	530	1,955	149	32,914	679
Residential mortgage-backed securities	26,709	294	-	-	26,709	294
Collateralized mortgage obligations	100,832	311	9,364	35	110,196	346
Corporate bonds	218	6	2,031	452	2,249	458
Trust preferred securities	-	-	3,625	6,875	3,625	6,875
Total	$206,351	$1,304	$16,975	$7,511	$223,326	$8,815

Effective April 1, 2009, the Corporation began accounting for declines in the fair value of held-to-maturity and available-for-sale investment securities below their cost that are deemed to be other-than-temporary through earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income, net of income tax. Prior to April 1, 2009, all declines in fair value deemed to be other-than-temporary were reflected in earnings as realized losses. In estimating OTTI losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the intent of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of amortized cost and (iv) whether it is more-likely-than-not that the Corporation will be required to sell its investment prior to recovery.

An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security, as of March 31, 2010, represented OTTI. Management believed that the unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates, increased credit spreads and reduced market liquidity and not as a result of credit-related issues. Unrealized losses of $0.2 million in the corporate bond portfolio was attributable to one issuer experiencing declining credit quality. Unrealized losses of $6.9 million in the trust preferred securities portfolio, related to trust preferred securities from two well-capitalized bank holding companies, were attributable to illiquidity in certain financial markets. The Corporation performed an analysis of the creditworthiness of these issuers and concluded that, at March 31, 2010, the Corporation expected to recover the entire amortized cost basis of these investment securities.

As of March 31, 2010, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it is more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, as of March 31, 2010, the Corporation believed the

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2010

impairments in its investment securities portfolio were temporary in nature. Additionally, no impairment loss was realized in the Corporation's consolidated statement of income for the three months ended March 31, 2010. However, there is no assurance that OTTI may not occur in the future.

Note 3:  Nonperforming Assets, Allowance for Loan Losses and Impaired Loans

The following summarizes nonperforming assets:
	March 31, 2010	December 31, 2009	March 31, 2009
		(In thousands)
Nonaccrual loans:
Commercial	$ 18,382	$ 19,309	$ 16,419
Real estate commercial	51,865	49,419	41,826
Real estate construction	15,870	15,184	18,504
Real estate residential	10,913	15,508	12,803
Consumer	3,852	7,169	5,185
Total nonaccrual loans	100,882	106,589	94,737

Accruing loans past due 90 days or more:
Commercial	2,576	1,371	2,581
Real estate commercial	1,483	3,971	4,352
Real estate construction	988	1,990	538
Real estate residential	1,636	3,614	1,699
Consumer	521	787	1,070
Total accruing loans past due 90 days or more	7,204	11,733	10,240
Troubled debt restructurings-commercial loans	6,243	-	-
Troubled debt restructurings-real estate residential loans	15,799	17,433	-
Total nonperforming loans	130,128	135,755	104,977
Other real estate and repossessed assets (1)	18,813	17,540	20,688
Total nonperforming assets	$148,941	$153,295	$125,665

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held for sale.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2010

The following summarizes the changes in the allowance for loan losses:
	Three Months Ended March 31,
	2010	2009
	(In thousands)
Balance at beginning of period	$80,841	$57,056
Provision for loan losses	14,000	14,000
Loans charged off:
Commercial	(1,365)	(3,290)
Real estate commercial	(2,289)	(2,589)
Real estate construction	(644)	(1,700)
Real estate residential	(3,173)	(235)
Consumer	(4,427)	(1,253)
Total loan charge-offs	(11,898)	(9,067)

Recoveries of loans previously charged off:
Commercial	373	205
Real estate commercial	170	87
Real estate construction	-	-
Real estate residential	185	82
Consumer	484	199
Total loan recoveries	1,212	573
Net loan charge-offs	(10,686)	(8,494)
Balance as of March 31	$84,155	$62,562

The following summarizes credit quality statistics:
	March 31, 2010	December 31, 2009	March 31, 2009
Nonperforming loans as a percent of total loans	4.35%	4.54%	3.56%
Nonperforming assets as a percent of total assets	3.47%	3.61%	3.16%
Net loan charge-offs as a percent of average loans (year-to-date, annualized)	1.43%	1.18%	1.15%
Allowance for loan losses as a percent of total loans	2.82%	2.70%	2.12%
Allowance for loan losses as a percent of nonperforming loans	65%	60%	60%

The Corporation considers all nonaccrual commercial, real estate commercial and real estate construction-commercial loans, in addition to loans modified under troubled debt restructurings, to be impaired loans.

The following summarizes impaired loan information:
	March 31, 2010	December 31, 2009	March 31, 2009
	(In thousands)
Impaired commercial, real estate commercial and real estate construction-commercial loans:
With valuation allowance	$40,770	$38,217	$35,667
With no valuation allowance	51,590	45,695	41,082
Total impaired commercial, real estate commercial and real estate construction-commercial loans	92,360	83,912	76,749
Troubled debt restructurings-real estate residential loans	15,799	17,433	-
Total impaired loans	$108,159	$101,345	$76,749

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2010

The following summarizes valuation allowances on impaired loans:
	March 31, 2010	December 31, 2009	March 31, 2009
	(In thousands)
Valuation allowance on impaired commercial, real estate commercial and real estate construction-commercial loans	$12,499	$10,507	$10,627
Valuation allowance on modified residential real estate loans	997	681	-
Total valuation allowance on impaired loans	$13,496	$11,188	$10,627

Note 4:  Intangible Assets

The Corporation has recorded three types of intangible assets: goodwill, mortgage servicing rights (MSRs) and core deposit intangible assets. Goodwill and core deposit intangible assets arose as the result of business combinations or other acquisitions. MSRs arose as a result of selling residential real estate mortgage loans in the secondary market while retaining the right to service these loans and receive servicing income over the life of the loan. Amortization is recorded on the MSRs and core deposit intangible assets. Goodwill is not amortized but is evaluated at least annually for impairment. The annual goodwill impairment review was performed as of September 30, 2009 and no impairment was indicated. No triggering events have occurred since the annual goodwill impairment review that would require an interim valuation.

The following table shows the net carrying value of the Corporation's intangible assets:
	March 31, 2010	December 31, 2009	March 31, 2009
	(In thousands)
Goodwill	$69,908	$69,908	$69,908
Core deposit intangible assets	2,183	2,331	2,847
Mortgage servicing rights	3,059	3,077	2,377
Total intangible assets	$75,150	$75,316	$75,132

There was no impairment valuation allowance recorded on MSRs as of March 31, 2010, December 31, 2009 or March 31, 2009. The Corporation was servicing $769.9 million, $755.1 million and $639.8 million of real estate residential loans as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively. Amortization expense of MSRs was $0.4 million and $0.6 million for the three months ended March 31, 2010 and March 31, 2009, respectively.

The following table sets forth the carrying amount, accumulated amortization and amortization expense of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:
	March 31, 2010	December 31, 2009	March 31, 2009
	(In thousands)
Gross original amount	$18,033	$18,033	$18,033
Accumulated amortization	15,850	15,702	15,186
Carrying amount	$ 2,183	$ 2,331	$ 2,847
Amortization expense for the three months ended March 31	$ 148		$ 203

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2010

At March 31, 2010, the remaining amortization expense on core deposit intangible assets that existed as of that date had been estimated as follows (in thousands):
2010	$ 322
2011	406
2012	406
2013	344
2014	269
2015 and thereafter	436
Total	$2,183

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

Level 2

Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 valuations for the Corporation include government sponsored agency securities, including securities issued by the Federal Home Loan Bank (FHLB), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), Federal Farm Credit Bank (FFCB) and the Small Business Administration (SBA), securities issued by state and political subdivisions, residential mortgage-backed securities, collateralized mortgage obligations and corporate bonds. Valuations are obtained from a third-party pricing service for these investment securities.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2010
Level 3

Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models or similar techniques. The determination of fair value also requires significant management judgment or estimation and generally is corroborated by external data, which includes third-party pricing services. Level 3 valuations for the Corporation include investment securities issued by certain state and political subdivisions, trust preferred securities, impaired loans, goodwill, core deposit intangible assets, mortgage servicing rights, other real estate and repossessed assets.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Corporation's financial assets and financial liabilities carried at fair value and financial instruments disclosed at fair value. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon third-party pricing services when available. Fair value may also be based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. Any such valuation adjustments are applied consistently over time. The Corporation's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Investment securities - available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that include market inputs, such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Level 1 securities include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include securities issued by government sponsored agencies, securities issued by state and political subdivisions, residential mortgage-backed securities, collateralized mortgage obligations and corporate bonds.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2010

Disclosure of Recurring Basis Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets are as follows:
	Fair Value Measurements - Recurring Basis
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)

March 31, 2010
Investment securities-available-for-sale:
Government sponsored agencies	$ -	$155,363	$ -	$155,363
State and political subdivisions	-	2,461	-	2,461
Residential mortgage backed securities	-	146,362	-	146,362
Collateralized mortgage obligations	-	232,361	-	232,361
Corporate bonds	-	29,276	-	29,276
Total	$ -	$565,823	$ -	$565,823

December 31, 2009
Investment securities-available-for-sale	$ -	$592,521	$ -	$592,521

March 31, 2009
Investment securities-available-for-sale	$21,285	$480,309	$ -	$501,594

There were no liabilities recorded at fair value on a recurring basis at March 31, 2010, December 31, 2009 and March 31, 2009.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allocation of the allowance for loan losses (valuation allowance) is established or a portion of the loan is charged off. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including the loan's observable market price, the fair value of the collateral or the present value of the expected future cash flows discounted at the loan's effective interest rate. Those impaired loans not requiring a valuation allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Substantially all of the impaired loans were evaluated based on the fair value of the collateral. Impaired loans, where a valuation allowance is established based on the fair value of collateral, are subject to nonrecurring fair value measurement and require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as a Level 2 valuation. When management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market price or appraised value, the Corporation records the impaired loan as a Level 3 valuation. At March 31, 2010, December 31, 2009 and March 31, 2009, all of the Corporation's impaired loans recorded at fair value on a nonrecurring basis were Level 3 valuations as the Corporation utilized appraised values obtained from independent, third-party appraisers, which were further discounted by the Corporation.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2010

Goodwill is subject to impairment testing on an annual basis. The market and income approach methods were used in the completion of impairment testing at September 30, 2009. These valuation methods require a significant degree of judgment. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by either of the valuation models. Goodwill that is impaired and subject to nonrecurring fair value measurement is a Level 3 valuation. At March 31, 2010, December 31, 2009 and March 31, 2009, no goodwill impairment was recorded, and therefore, no goodwill was recorded at fair value on a nonrecurring basis.

Other intangible assets consist of core deposit intangible assets and MSRs. These items are both recorded at fair value when initially recorded. Subsequently, core deposit intangible assets are amortized on an accelerated basis over periods ranging from three to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. The fair value of MSRs is estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, determined by the model, through a valuation allowance. The Corporation classifies MSRs subjected to nonrecurring fair value measurements as Level 3 valuations. At March 31, 2010, December 31, 2009 and March 31, 2009, there was no impairment recorded for core deposit intangibles or MSRs, and therefore, no other intangible assets were recorded at fair value on a nonrecurring basis.

The carrying amounts for other real estate (ORE) and repossessed assets (RA) are reported in the consolidated statements of financial position under "Interest receivable and other assets." ORE and RA include real estate and other types of assets repossessed by the Corporation. ORE and RA are recorded at the lower of cost or fair value upon the transfer of a loan to ORE or RA, and subsequently, ORE and RA continue to be measured and carried at the lower of cost or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records ORE and RA subject to nonrecurring fair value measurements as Level 2 valuations. When management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market price or available appraised value, the Corporation records the ORE and RA subject to nonrecurring fair value measurements as nonrecurring Level 3 valuations. At March 31, 2010, December 31, 2009 and March 31, 2009, all of the Corporation's ORE and RA recorded at fair value on a nonrecurring basis were Level 3 valuations as the Corporation utilized appraised values obtained from independent, third-party appraisers, which were further discounted by the Corporation.

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2010
	Fair Value Measurements - Nonrecurring Basis
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
March 31, 2010
Impaired loans:
Commercial	$ -	$ -	$15,798	$15,798
Real estate commercial	-	-	38,274	38,274
Real estate construction - commercial	-	-	9,674	9,674
Total impaired loans	-	-	63,746	63,746
Other real estate / repossessed assets:
Commercial and commercial development	-	-	6,214	6,214
Residential development	-	-	3,833	3,833
Residential real estate	-	-	8,323	8,323
Repossessed assets	-	-	443	443
Total other real estate / repossessed assets	-	-	18,813	18,813
Total	$ -	$ -	$82,559	$82,559

December 31, 2009
Impaired loans	$ -	$ -	$59,016	$59,016
Other real estate / repossessed assets	-	-	17,540	17,540
Total	$ -	$ -	$76,556	$76,556

March 31, 2009
Impaired loans	$ -	$ -	$51,182	$51,182
Other real estate / repossessed assets	-	-	20,254	20,254
Total	$ -	$ -	$71,436	$71,436

There were no liabilities recorded at fair value on a nonrecurring basis at March 31, 2010, December 31, 2009 and March 31, 2009.

Disclosures About Fair Value of Financial Instruments

For interim and annual reporting periods ending after June 15, 2009, GAAP requires disclosures about the estimated fair value of the Corporation's financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis, with the exception that the method of estimating fair value, as prescribed by ASC 820, Fair Value Measurements and Disclosures (ASC 820), for financial instruments not required to be measured on a recurring or nonrecurring basis does not incorporate the exit-price concept of fair value. The Corporation utilized the fair value hierarchy in computing the fair values of its financial instruments. In cases where quoted market prices were not available, the Corporation employed present value methods using unobservable inputs requiring management's judgment to estimate the fair values of its financial instruments, which are considered Level 3 valuations. These Level 3 valuations are significantly affected by the assumptions made and, accordingly, do not necessarily indicate amounts that could be realized in a current market exchange. It is also the Corporation's general practice and intent to hold the majority of its financial instruments until maturity and, therefore, the Corporation does not expect to realize the estimated amounts disclosed.

The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. The estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2010

Fair value measurement for investment securities-held-to-maturity is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that include market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Fair value measurements using Level 2 valuations of investment securities-held-to-maturity include securities issued by government sponsored agencies, certain securities issued by state and political subdivisions and residential mortgage-backed securities. Level 3 valuations include certain securities issued by state and political subdivisions and trust preferred securities.

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

The fair values of variable interest rate loans that reprice regularly with changes in market interest rates are based on carrying values. The fair values for fixed interest rate loans are estimated using discounted cash flow analyses, using the Corporation's interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The resulting amounts are adjusted to estimate the effect of declines in the credit quality of borrowers after the loans were originated. The fair value measurements for loans are Level 3 valuations.

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

Short-term borrowings consist of securities sold under agreements to repurchase with customers. Fair value measurements are estimated for securities sold under agreements to repurchase with customers based on the present value of future estimated cash flows using current rates offered to the Corporation for debt with similar terms and are Level 2 valuations.

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

Fair value measurements have not been made for items that are not defined by GAAP as financial instruments, including such items as the value of the Corporation's trust and investment management services department and the value of the Corporation's core deposit base. The Corporation believes it is impractical to estimate a representative fair value for these types of assets, even though management believes they add significant value to the Corporation.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2010

A summary of carrying amounts and estimated fair values of the Corporation's financial instruments included in the consolidated statements of financial position are as follows:
	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$ 447,371	$ 447,371	$ 360,709	$ 360,709
Investment and other securities	712,844	707,781	745,946	740,379
Loans held-for-sale	4,943	4,943	8,362	8,362
Net loans	2,904,160	2,878,650	2,912,319	2,909,875
Interest receivable	14,494	14,494	14,644	14,644

Liabilities:
Deposits without defined maturities	$2,194,636	$2,194,636	$2,131,082	$2,131,082
Time deposits	1,279,703	1,293,604	1,287,043	1,302,558
Interest payable	1,878	1,878	2,103	2,103
Short-term borrowings	237,712	237,712	240,568	240,568
FHLB advances	80,000	81,732	90,000	91,910

Note 6:  Employee Benefit Plans

Share-Based Compensation Plans

During the three-month period ended March 31, 2010, the Corporation granted 35,833 restricted stock performance units and options to purchase 60,365 shares of stock to certain officers of the Corporation. During the three-month period ended March 31, 2009, the Corporation did not grant any share-based compensation. At March 31, 2010, there were 107,409 restricted stock performance units outstanding, 780,740 stock options outstanding and 518,411 shares available for future issuance under the Corporation's share-based compensation plans.

Restricted stock performance units issued in 2010 (2010 RSUs), of which 35,833 were outstanding at March 31, 2010, vest at December 31, 2012 if any of the targeted earnings per share levels are achieved in 2012. The 2010 RSUs vest from 0.5x to 1.5x the number of units originally granted depending on which, if any, of the targeted earnings per share levels are met in 2012. Restricted stock performance units issued in 2009 (2009 RSUs), of which 41,248 were outstanding at March 31, 2010, vest at December 31, 2011 if any of the targeted earnings per share levels are achieved in 2011. The 2009 RSUs vest from 0.5x to 1.5x the number of units originally granted depending on which, if any, of the targeted earnings per share levels are met in 2011. Restricted stock performance units issued in 2008 (2008 RSUs), of which 30,328 were outstanding at March 31, 2010, vest at December 31, 2010 if any of the targeted earnings per share levels are achieved in 2010. The 2008 RSUs vest from 0.5x to 2x the number of units originally granted depending on which, if any, of the targeted earnings per share levels are met in 2010. Upon vesting, the restricted stock performance units will be converted to shares of the Corporation's common stock on a one-to-one basis. However, if the minimum earnings per share performance level is not achieved in 2010, 2011 or 2012, no shares will be issued for that respective year's restricted stock performance units. Compensation expense related to restricted stock performance units is recognized over the requisite performance period.

Stock options have an exercise price equal to the market value of the common stock on the date of grant, generally vest ratably over a three-year period and expire 10 years from the date of the grant. The fair value of stock options granted during the first three months of 2010 was $7.65 per share. A summary of the weighted-average assumptions used in the Black-Scholes option pricing model for grants of stock options during the first three months of 2010 follows:

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2010
Expected dividend yield	3.50%
Risk-free interest rate	3.37%
Expected stock price volatility	41.10%
Expected life (in years)	6.33

A summary of stock option activity during the three months ended March 31, 2010 is presented below:
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	720,375	$30.02
Granted	60,365	24.56
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2010	780,740	$29.60	6.27	$181

Exercisable/vested at March 31, 2010	565,369	$31.93	6.41	$ 1

The aggregate intrinsic values of outstanding and exercisable options at March 31, 2010 were calculated based on the closing price of the Corporation's stock on March 31, 2010 of $23.62 per share less the exercise price of those shares. Outstanding and exercisable options with intrinsic values less than zero, or "out-of-the-money" options, were not included in the aggregate intrinsic value reported.

The Corporation recognized share-based compensation expense of $0.2 million for the three-month period ended March 31, 2010 and $0.1 million for the three-month period ended March 31, 2009. At March 31, 2010, there was approximately $1.0 million of total unrecognized pre-tax compensation expense related to nonvested stock options outstanding. The weighted-average period over which this amount will be recognized is 1.7 years.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2010

Pension and Other Postretirement Benefit Plans

The components of net periodic benefit cost (income) for the Corporation's qualified and nonqualified pension plans and nonqualified postretirement benefits plan are as follows:

	Defined Benefit Pension Plans
	Three Months Ended March 31,
	2010	2009
	(In thousands)
Service cost	$314	$344
Interest cost	1,209	1,192
Expected return on plan assets	(1,431)	(1,354)
Amortization of prior service credit	(1)	(1)
Amortization of unrecognized net loss	123	-
Net periodic benefit cost	$214	$181

	Postretirement Benefits Plan
	Three Months Ended March 31,
	2010	2009
	(In thousands)
Interest cost	$54	$70
Amortization of prior service credit	(81)	(81)
Amortization of unrecognized net loss	-	6
Net periodic benefit income	$(27)	$(5)

401(k) Savings Plan expense for the Corporation's match of participants' base compensation contributions and a 4% of eligible pay contribution to certain employees who are not grandfathered under the Pension Plan was $0.45 million and $0.56 million for the three months ended March 31, 2010 and 2009, respectively.

For further information on the Corporation's pension and other postretirement benefits, refer to Note 15 to the consolidated financial statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009.

Note 7:  Financial Guarantees

In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by- case basis, depending on the nature of the financial instrument and the customer's creditworthiness. At March 31, 2010 and 2009, the Corporation had $44.3 million and $41.5 million, respectively, of outstanding financial and performance standby letters of credit which expire in five years or less. The majority of these standby letters of credit are collateralized. At March 31, 2010, the Corporation's assessment determined there was $0.2 million of probable losses relating to standby letters of credit, which has been recorded as an other liability in the Corporation's statement of financial position.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

Pending Acquisition

On January 7, 2010, the Corporation and O.A.K. Financial Corporation (OAK), the parent company of Byron Bank, a community bank based in Byron Center, Michigan, entered into a definitive agreement whereby OAK will merge with and into the Corporation. Under the terms of the agreement, OAK shareholders will be entitled to receive 1.306 shares of the Corporation's common stock for each share of OAK common stock outstanding, or approximately 3.5 million shares, subject to adjustment in certain limited circumstances. The merger is designed to be a tax free exchange. Cash will be paid in lieu of fractional shares. Regulatory and shareholder approvals have been received and the merger is expected to be completed on April 30, 2010.

Critical Accounting Policies

The Corporation's consolidated financial statements are prepared in accordance with GAAP and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management has identified the determination of the allowance for loan losses, pension plan accounting, income and other taxes, fair value measurements and the evaluation of goodwill impairment to be the accounting areas that require the most subjective or complex judgments, and as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the board of directors. The Corporation's significant accounting policies are more fully described in Note 1 to the audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009 and the more significant assumptions and estimates made by management are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to those policies or the estimates made pursuant to those policies during the most recent quarter.

Summary

The Corporation's net income was $2.3 million, or $0.10 per diluted share, in the first quarter of 2010, compared to net income of $2.7 million, or $0.11 per diluted share, in the first quarter of 2009. The decreases in net income and earnings per share were primarily the result of slightly lower net interest income due to a decline in net interest margin and lower noninterest income due to a decline in mortgage banking revenue.

Return on average assets in the first quarter of 2010 was 0.22%, compared to 0.28% in the first quarter of 2009, on an annualized basis. Return on average equity in the first quarter of 2010 was 2.0%, compared to 2.3% in the first quarter of 2009, on an annualized basis.

Total assets were $4.29 billion as of March 31, 2010, up $317 million, or 8.0%, from $3.98 billion at March 31, 2009, and up $42 million, or 1.0%, from $4.25 billion at December 31, 2009.

Total loans were $2.99 billion as of March 31, 2010, an increase of $36.7 million, or 1.2%, from March 31, 2009, and a slight decrease from December 31, 2009. The increase in total loans from March 31, 2009 was attributable to increases in commercial, real estate commercial, real estate construction and consumer loans being partially offset by lower real estate residential loans.

At March 31, 2010, shareholders' equity was 11.0% of total assets and $19.76 per outstanding share of common stock. Shareholders' equity of $472.3 million as of March 31, 2010 decreased $2.0 million, or 0.4%, from December 31, 2009. The decrease in shareholders' equity during the three months ended March 31, 2010 was primarily attributable to cash dividends paid to shareholders exceeding net income.

Financial Condition

Total Assets

Total assets were $4.29 billion as of March 31, 2010, an increase of $42 million, or 1.0%, from total assets of $4.25 billion as of December 31, 2009 and an increase of $317 million, or 8.0%, from total assets of $3.98 billion as of March 31, 2009. The increase in total assets from March 31, 2009 was primarily attributable to increases in investment securities and interest-bearing deposits with unaffiliated banks and others that were funded by increased customer deposits.

Interest-earning assets were $4.07 billion at March 31, 2010, an increase of $96 million, or 2.4%, from December 31, 2009 and an increase of $318 million, or 8.5%, from March 31, 2009. The increase in interest-earning assets from December 31, 2009 was primarily attributable to an increase in interest-bearing deposits with unaffiliated banks and others that was funded by increased customer deposits being partially offset by lower investment securities.

Investment Securities

Investment securities at March 31, 2010 totaled $690.7 million, a decrease of $33.1 million, or 4.6%, from December 31, 2009 and an increase of $80.5 million, or 13.2%, from March 31, 2009. The decrease in investment securities from December 31, 2009 was due to the Corporation not reinvesting proceeds from maturing investment securities and increasing its liquidity position. The increase in investment securities from March 31, 2009 was due to funds generated by increased customer deposits. Collateralized mortgage obligations (CMO) with variable interest rates and average maturities of less than three years comprised the largest category of investment securities and totaled $232.4 million, or 33.6%, of investment securities at March 31, 2010, compared to $223.8 million, or 30.9%, of investment securities at December 31, 2009 and $93.9 million, or 15.4%, of investment securities at March 31, 2009. The Corporation significantly increased the amount of CMO's with variable interest rates since March 31, 2009 to reduce its interest rate risk in a rising interest rate environment.

The Corporation's investment securities portfolio with a carrying value of $690.7 million at March 31, 2010, had gross impairment of $8.5 million at that date. Management believed that the unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates, increased credit spreads and reduced market liquidity and not as a result of credit-related issues. Accordingly, at March 31, 2010, the Corporation believed the impairment in its investment securities portfolio was temporary in nature and, therefore, no impairment loss was realized in the Corporation's consolidated statement of income for the three months ended March 31, 2010. However, due to market and economic conditions, OTTI may occur as a result of material declines in the fair value of investment securities in the future. A further discussion of the assessment of potential impairment and the Corporation's process that resulted in the conclusion that the impairment was temporary in nature follows.

At March 31, 2010, the Corporation's investment securities portfolio included state and political subdivisions securities with gross impairment of $0.4 million, residential mortgage-backed securities and collateralized mortgage obligations with combined gross impairment of $0.9 million, corporate bonds with gross impairment of $0.2 million and trust preferred securities with gross impairment of $6.9 million. The Corporation's investment securities portfolio also included government sponsored agency securities which had gross impairment of $0.1 million at March 31, 2010.

The state and political subdivisions investment securities included in the held-to-maturity portfolio, had an amortized cost totaling $114.4 million with gross impairment of $0.4 million at March 31, 2010. The majority of these investment securities are from issuers primarily located in the State of Michigan and are general obligations of the issuer, meaning the Corporation has the first claim on taxes collected for the repayment of the investment securities. The gross impairment of $0.4 million was attributable to $24.7 million of investment securities, with two-thirds of these maturing beyond 2013. The Corporation determined that the impairment of $0.4 million at March 31, 2010 was attributable to the change in market interest rates and the steepness of the interest yield curve at March 31, 2010 and the market's perception of the Michigan economy. The Corporation determined that the impairment on these investment securities at March 31, 2010 was temporary in nature.

The residential mortgage-backed securities and collateralized mortgage obligations, included in the available-for-sale investment securities portfolio, had a combined amortized cost of $374.7 million with gross impairment of $0.9 million at March 31, 2010. Virtually all of the impaired investment securities in these two categories are backed by an explicit guarantee of the U.S. government and are AAA rated. The Corporation assessed the impairment on these investment securities and determined that the impairment was attributable to the general decline in market interest rates and volatile prepayment speeds. The Corporation determined that the impairment on these investment securities at March 31, 2010 was temporary in nature.

The Corporation's corporate bond portfolio, included in the available-for-sale securities portfolio, had an amortized cost of $29.2 million, with gross impairment of $0.2 million at March 31, 2010. All of the corporate bonds held at March 31, 2010 were of an investment grade, except one single issue investment security from Lehman Brothers Holdings Inc. (Lehman) and two corporate bonds from American General Finance Corporation (AGFC), a wholly-owned subsidiary of American General Finance Inc. (AGFI), which is wholly-owned indirectly by American International Group (AIG). The investment grade ratings obtained for the balance of the corporate bond portfolio indicated that the obligors' capacities to meet their financial commitments was "strong." During the third quarter of 2008, the Corporation recorded an OTTI loss of $0.4 million related to the write-down of the Lehman bond to fair value as the impairment was deemed to be other-than-temporary and entirely credit related. The Corporation's remaining amortized cost of the Lehman bond was $0.1 million at March 31, 2010. The gross impairment of $0.2 million existing at March 31, 2010 was attributable to one of the corporate bonds from AGFC with an amortized cost of $2.5 million and a maturity date of December 15, 2011. The impairment at March 31, 2010 of $0.2 million on the impaired AGFC bond improved from $0.5 million at December 31, 2009. All 2009 and 2010 quarterly and semi-annual interest payments on both AGFC corporate bonds owned by the Corporation were paid in full on the scheduled payment date. The Corporation performed an assessment of the likelihood that it would collect all of the contractual amounts due under the impaired AGFC corporate bond at March 31, 2010 and determined that the impairment was attributable to a lack of liquidity for this investment and that the impairment was temporary in nature at March 31, 2010.

At March 31, 2010, the Corporation held two trust preferred securities (TRUPs) in the held-to-maturity investment securities portfolio with a combined amortized cost of $10.5 million that had gross impairment of $6.9 million. One TRUP, with an amortized cost of $10.0 million, represented a 100% interest in a TRUP of a small non-public bank holding company in Michigan that was purchased in the second quarter of 2008. At March 31, 2010, the Corporation determined the fair value of this TRUP was $3.5 million. The second TRUP, with an amortized cost of $0.5 million, represented a 10% interest in a TRUP of another small non-public bank holding company in Michigan. At March 31, 2010, the Corporation determined the fair value of this TRUP was $0.1 million. The fair value measurements of the two TRUP investments were developed based upon market pricing observations of much larger banking institutions in an illiquid market adjusted by risk measurements. The fair values of the TRUPs were based on calculations of discounted cash flows and both observable inputs and appropriate risk adjustments that market participants would make for performance, liquidity and issuer specifics. See the additional discussion of the development of the fair values of the TRUPs in Note 2 to the consolidated financial statements.

Management reviewed recent financial information of the issuers of the TRUPs. Based on this review, the Corporation concluded that the significant continued decline in fair values of the TRUPs, compared to their amortized cost, was not attributable to materially adverse conditions specifically related to the issuers. The issuer of the $10.0 million TRUP has consistently reported net income. At March 31, 2010, the issuer was categorized as "well-capitalized" under applicable regulatory capital adequacy guidelines and had a liquidity position which included over $100 million in investment securities held as available-for-sale. Based on the Corporation's analysis at March 31, 2010, it was the Corporation's opinion that this issuer appeared to be a financially sound institution with sufficient liquidity to meet its financial obligations in 2010. This TRUP is not independently rated. Industry bank ratings for December 31, 2009, obtained from Bauer Financial at www.bauerfinancial.com (Bauer) for subsidiaries of this issuer were rated good and excellent. Common stock cash dividends were paid throughout 2008 and 2009 by the issuer and the Corporation understands that the issuer's management anticipates cash dividends to continue to be paid in the future. All scheduled quarterly interest payments on this TRUP have been made on a timely basis since it was purchased by the Corporation. The principal of $10.0 million of this TRUP matures in 2038, with interest payments due quarterly.

The issuer of the $0.5 million TRUP reported a net loss in 2009 that was less than the net loss reported in 2008. At December 31, 2009, the issuer was categorized as "well-capitalized" under applicable regulatory capital adequacy guidelines and its subsidiary bank was rated adequate by Bauer based on December 31, 2009 financial data. All scheduled quarterly interest payments on this TRUP have been made on a timely basis since it was purchased by the Corporation. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly.

Based on the information provided by the issuers of both TRUPs, as of March 31, 2010, it was the Corporation's opinion that there had been no material adverse changes in the issuers' financial performance since the TRUPs were issued and purchased by the Corporation and no indication that any material adverse trends were developing that would suggest that the issuers would be unable to make all future principal and interest payments under the TRUPs. Further, based on the information provided by the issuers, the issuers appeared to be financially viable financial institutions with both the credit quality and liquidity necessary to meet financial obligations in 2010. At March 31, 2010, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuers or their subsidiaries. In reviewing all available information regarding the issuers, including past performance and their financial and liquidity position, it was the Corporation's opinion that the future cash flows of the issuers supported the carrying value of the TRUPs at their original cost of $10.5 million at March 31, 2010. There can be no assurance that OTTI losses will not be recognized on the TRUPs or on any other investment security in the future. While the total fair value of the TRUPs was $6.9 million below the Corporation's amortized cost at March 31, 2010, it was the Corporation's assessment that, based on the overall financial condition of the issuers, the impairment at March 31, 2010 was temporary in nature.

At March 31, 2010, the Corporation expected to fully recover the entire amortized cost basis of each impaired investment security in its investment securities portfolio at that date. Furthermore, as of March 31, 2010, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more- likely-than-not that the Corporation would not have to sell any of its impaired investment securities before a full recovery of amortized cost.

Loans

Chemical Bank is a full-service commercial bank and, therefore, the acceptance and management of credit risk is an integral part of the Corporation's business. At March 31, 2010, the Corporation's loan portfolio was $2.99 billion and consisted of loans to commercial borrowers (commercial, real estate commercial and real estate construction-commercial) totaling $1.48 billion, or 49.5% of total loans, loans to borrowers for the purpose of acquiring residential real estate (real estate residential and real estate construction-residential) totaling $756.2 million, or 25.3% of total loans, and loans to consumer borrowers secured by various types of collateral totaling $753.9 million, or 25.2% of total loans, at that date. Loans at fixed interest rates comprised approximately 80% of the Corporation's loan portfolio at March 31, 2010 and December 31, 2009.

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

Total loans at March 31, 2010 of $2.99 billion were down $4.8 million from total loans at December 31, 2009 and up $36.7 million, or 1.2%, from total loans at March 31, 2009. A summary of the changes in the loan portfolio by category follows.

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

Commercial loans were $580.7 million at March 31, 2010, a decrease of $3.6 million, or 0.6%, from $584.3 million at December 31, 2009. Commercial loans represented 19.4% of the Corporation's loan portfolio at March 31, 2010, compared to 19.5% at December 31, 2009.

Real estate commercial loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Real estate commercial loans were $790.0 million at March 31, 2010, an increase of $4.3 million, or 0.6%, from $785.7 million at December 31, 2009. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 76%, 21% and 3%, respectively, of the Corporation's real estate commercial loans outstanding at March 31, 2010. Real estate commercial loans represented 26.5% of the Corporation's loan portfolio at March 31, 2010, compared to 26.2% at December 31, 2009.

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

The Corporation generally attempts to mitigate the risks associated with commercial and real estate commercial lending by, among other things, lending primarily in its market areas, lending across industry lines, not developing a concentration in any one line of business and using prudent loan-to-value ratios in the underwriting process. The weakened economy in Michigan has resulted in higher loan delinquencies, customer bankruptcies and real estate foreclosures. Based on current economic conditions in Michigan, management expects real estate foreclosures to remain higher than historical averages. It is also management's belief that the loan portfolio is generally well-secured, despite declining market values for all types of real estate in the State of Michigan and nationwide.

Real estate construction loans are originated for both business and residential properties, including land development. Land development loans are loans made to residential and commercial developers for infrastructure improvements to create finished marketable lots for residential or commercial construction. Real estate construction loans often convert to a real estate commercial or real estate residential loan at the completion of the construction period; however, most land development loans are originated with the intention that the loans will be paid through the sale of finished properties by the developers within twelve months of the completion date. Real estate construction loans were $124.8 million at March 31, 2010, an increase of $3.5 million, or 2.9%, from $121.3 million at December 31, 2009. Real estate construction loans to commercial borrowers represented the majority of these loans and were $107.5 million at March 31, 2010, an increase of $9.1 million, or 9.2%, from $98.4 million at December 31, 2009. The increase in real estate construction loans to commercial borrowers was primarily attributable to one project to finance the construction and renovation of a private recreational facility. At March 31, 2010, $14.8 million had been advanced by the Corporation on this project and another $3.9 million was committed for future advancements at that date. Real estate construction loans also include loans to consumers for the construction of single family residences that are secured by these properties. Real estate construction loans to consumers were $17.3 million at March 31, 2010, a decrease of $5.6 million, or 24.5%, from $22.9 million at

December 31, 2009. Real estate construction loans represented 4.2% of the Corporation's loan portfolio as of March 31, 2010 compared to 4.1% as of December 31, 2009

Real estate construction lending involves a higher degree of risk than real estate commercial lending and real estate residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser of the property if it will not be owner-occupied. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. The Corporation's real estate construction loans to commercial borrowers included $44.6 million of residential real estate development loans at March 31, 2010, compared to $46.6 million at December 31, 2009. The Corporation's risk in this area has increased since early 2008 due to the recessionary economic environment within the State of Michigan. The sale of units in residential real estate development projects has slowed significantly, as customer demand significantly decreased, resulting in the inventory of unsold housing units increasing across the State of Michigan. The severe recession in Michigan has resulted in the inability of most developers to sell their finished developed lots and units within their original expected time frames. Accordingly, few of the Corporation's residential real estate development borrowers have sold developed lots or units since early 2008 due to the poor economic environment. At March 31, 2010, $13.9 million, or 31%, of the Corporation's residential real estate development loans were not performing in accordance with their contractual terms.

The average size of loan transactions with commercial borrowers is generally relatively small, which decreases the risk of loss within the commercial loan portfolio due to the lack of loan concentration. The Corporation's loan portfolio to commercial borrowers, defined as commercial, real estate commercial and real estate construction-commercial loans, is well diversified across business lines and has no concentration in any one industry. The total loan portfolio to commercial borrowers of $1.48 billion at March 31, 2010 included 81 loan relationships of $2.5 million or greater. These 81 borrowing relationships totaled $425.6 million and represented 29% of the loan portfolio to commercial borrowers at March 31, 2010. At March 31, 2010, seven of these borrowing relationships had outstanding balances of $10 million or higher, totaling $94.9 million or 6.4% of the loan portfolio to commercial borrowers as of that date. Further, the Corporation had 14 loan relationships at March 31, 2010 with loan balances greater than $2.5 million and unfunded credit amounts, that if advanced, could result in a loan relationship of $10 million or more.

Real estate residential loans consist primarily of one- to four-family residential loans with fixed interest rates of fifteen years or less. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance. Real estate residential loans were $738.9 million as of March 31, 2010, a decrease of $0.5 million from $739.4 million at December 31, 2009. The Corporation's current general practice is to sell fixed interest rate real estate residential loan originations with maturities of over ten years in the secondary market. While real estate residential loans have historically involved the least amount of credit risk of the Corporation's loan portfolio, the risk on these loans has increased as the unemployment rate has increased and real estate property values have decreased in the State of Michigan. Real estate residential loans represented 24.7% of the Corporation's loan portfolio at March 31, 2010 and December 31, 2009.

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

Consumer loans were $753.9 million at March 31, 2010, a decrease of $8.6 million, or 1.1%, from $762.5 million at December 31, 2009. At March 31, 2010, approximately 41% of consumer loans were secured by the borrowers' personal residences, 28% by automobiles, 19% by recreational vehicles, 9% by marine vehicles and the remaining 3% was mostly unsecured. Consumer loans represented 25.2% of the Corporation's loan portfolio at March 31, 2010, compared to 25.5% at December 31, 2009.

Consumer loans generally have shorter terms than mortgage loans, but generally involve more credit risk than real estate residential lending because of the type and nature of the collateral. The Corporation originates consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer lending collections are dependent on the borrowers' continuing financial stability and are more likely to be affected by adverse personal situations. Overall, credit risk on these loans has increased as the unemployment rate has increased. The unemployment rate in the State of Michigan was 14.1% at March 31, 2010, down slightly from 14.5% at December 31, 2009, and significantly higher than the national average of 9.7% at March 31, 2010. As a result, the Corporation has experienced significant increases in losses in its consumer loan portfolio, with net loan losses on consumer loans totaling 209 basis points of average consumer loans during the first quarter of 2010 compared to 77 basis points for 2009 and 71 basis points for 2008. The credit risk on home equity loans has historically been low as property values of residential real estate have historically increased year over year; however, credit risk has increased since the beginning of 2008 as property values have declined throughout the State of Michigan, thus increasing the risk of insufficient collateral, as the majority of these loans are secured by a second mortgage on the borrowers' residences.

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

Nonperforming assets were $148.9 million as of March 31, 2010, compared to $153.3 million as of December 31, 2009 and represented 3.5%, and 3.6%, respectively, of total assets. It is management's belief that the elevated levels of nonperforming assets are primarily attributable to the continued severe recessionary economic climate within Michigan, which has resulted in cash flow difficulties being encountered by many business and consumer loan customers. The unemployment rate in Michigan was 14.1% at March 31, 2010, compared to 9.7% nationwide. The Corporation's nonperforming assets are not concentrated in any one industry or any one geographical area within Michigan, other than $13.9 million in nonperforming residential real estate development loans (included in real estate construction) made in Chemical Bank's various lending market areas throughout the state. At March 31, 2010, there were six commercial loan relationships exceeding $2.5 million, totaling $22.1 million, which were in nonperforming status. The Corporation continues to experience declines in both residential and commercial real estate appraisal values due to the weakness in the economy in Michigan. Based on the declines in both residential and commercial real estate values, management continues to evaluate and discount appraised values and obtain new appraisals to compute estimated fair market values of impaired real estate secured loans and other real estate properties. Due to the economic climate within Michigan, it is management's belief that nonperforming assets will continue to remain at elevated levels well into 2010.

The tables below provide a summary of nonperforming assets and the composition of nonperforming loans, by major loan category, as of March 31, 2010 and December 31, 2009.

Nonperforming Assets
	March 31, 2010	December 31, 2009
	(In thousands)
Nonaccrual loans	$100,882	$106,589
Accruing loans contractually past due 90 days or more as to interest or principal payments	7,204	11,733
Troubled debt restructurings-commercial loans	6,243	-
Troubled debt restructurings-real estate residential loans	15,799	17,433
Total nonperforming loans	130,128	135,755
Other real estate and repossessed assets	18,813	17,540
Total nonperforming assets	$148,941	$153,295

Composition of Nonperforming Loans
	March 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$ 21,963	17%	$ 20,680	15%
Real estate commercial	58,586	45	53,390	39
Real estate construction	16,858	13	17,174	13
Subtotal	97,407	75	91,244	67
Real estate residential	28,348	22	36,555	27
Consumer	4,373	3	7,956	6
Total nonperforming loans	$130,128	100%	$135,755	100%

Nonperforming loans at March 31, 2010 were $130.1 million, a decrease of $5.7 million, or 4.1%, compared to $135.8 at December 31, 2009. Nonperforming real estate residential loans, including loans modified under troubled debt restructurings, were $28.3 million at March 31, 2010, a decrease of $8.3 million, or 22%, from $36.6 million at December 31, 2009. The decrease in nonperforming real estate residential loans was attributable to charge-offs of past due loans and the transfer of troubled debt restructurings to performing status after the receipt of a sustained payment history from the customer. Nonperforming consumer loans were $4.4 million at March 31, 2010, a decrease of $3.6 million, or 45%, from $8.0 million at December 31, 2009. The decrease in nonperforming consumer loans was attributable to the charge-off of past due loans. The Corporation's nonperforming commercial loans (commercial, real estate commercial and real estate construction), including loans modified under troubled debt restructurings, were $97.4 million at March 31, 2010, an increase of $6.2 million, or 6.8%, from $91.2 million at December 31, 2009. The net increase in nonperforming commercial loans at March 31, 2010 compared to December 31, 2009 was due to the modification of commercial and real estate commercial loans to borrowers facing financial difficulty. Nonperforming commercial loans comprised 75% of total nonperforming loans at March 31, 2010 compared to 67% at December 31, 2009.

The following table presents data related to nonperforming commercial, real estate commercial and real estate construction loans by dollar amount as of the dates indicated:
	March 31, 2010		December 31, 2009
	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
$5,000,000 or more	1	$ 7,190	1	$ 7,532
$2,500,000 - $4,999,999	5	14,883	4	11,926
$1,000,000 - $2,499,999	16	26,379	17	28,989
$500,000 - $999,999	23	15,852	21	14,640
$250,000 - $499,999	44	16,433	40	14,042
Under $250,000	180	16,670	175	14,115
Total	269	$97,407	258	$91,244

Nonperforming commercial loans of $22.0 million at March 31, 2010, were up $1.3 million, or 6%, from $20.7 million at December 31, 2009. The nonperforming commercial loans at March 31, 2010 were not concentrated in any single industry and it is management's belief that the increase during the first quarter of 2010 was primarily reflective of the recessionary economic conditions in Michigan.

Nonperforming real estate commercial loans were $58.6 million at March 31, 2010, an increase of $5.2 million, or 10%, from $53.4 million at December 31, 2009. At March 31, 2010, the Corporation's nonperforming real estate commercial loan portfolio was comprised of $33.5 million of loans secured by owner occupied real estate, $16.6 million of loans secured by non-owner occupied real estate and $8.5 million of loans secured by vacant land, resulting in approximately 6% of owner occupied real estate commercial loans, 10% of non-owner occupied real estate commercial loans and 35% of vacant land loans in a nonperforming status at March 31, 2010. At March 31, 2010, the Corporation's nonperforming real estate commercial loan portfolio was comprised of a diverse mix of commercial lines of business and was also geographically disbursed throughout the Company's market areas. The largest concentration of the $58.6 million in nonperforming real estate commercial loans at March 31, 2010 was one customer relationship totaling $6.6 million that is secured by a combination of vacant land and non-owner occupied commercial real estate. This same customer relationship has another $0.6 million included in nonperforming real estate construction loans (secured by residential real estate development). At March 31, 2010, $16.9 million of the nonperforming real estate commercial loans were in various stages of foreclosure with 61 borrowers. The Michigan economy remains weak, thus creating a difficult business environment for many lines of business across the state.

Nonperforming real estate construction loans were $16.8 million at March 31, 2010, down $0.4 million, or 2%, from $17.2 million at December 31, 2009. At March 31, 2010, $13.9 million, or 82%, of nonperforming real estate construction loans were secured by residential development real estate comprised primarily of improved lots and also housing units. The $13.9 million of nonperforming loans secured by residential development projects represented 31% of total residential development loans outstanding of $44.6 million at March 31, 2010. The economy in Michigan has adversely impacted housing demand throughout the state and, accordingly, the Corporation has experienced a significant percentage of its residential real estate development borrowers with cash flow difficulties associated with a significant decline in sales of both lots and residential real estate.

Nonperforming real estate residential loans, including troubled debt restructurings, were $28.3 million at March 31, 2010, a decrease of $8.3 million, or 22%, from $36.6 million at December 31, 2009. The decrease in nonperforming real estate residential loans was due to loans modified under troubled debt restructurings being moved to performing status after the receipt of a sustained payment history from the customer and charge-offs of past due loans. At March 31, 2010, a total of $5.9 million of nonperforming real estate residential loans were in various stages of foreclosure.

Nonperforming consumer loans were $4.4 million at March 31, 2010, a decrease of $3.6 million, or 45%, from $8.0 million at December 31, 2009. The continued elevated level of net loan charge-offs in consumer loans has resulted in this category of nonperforming loans decreasing significantly during the three months ended March 31, 2010.

During 2009, the continuing recessionary economic climate in Michigan resulted in an increasing number of customers with cash flow difficulties and thus the inability to maintain their commercial and real estate residential mortgage loan balances in a performing status. The Corporation determined that it was probable that certain customers who were past due on their commercial and real estate residential loans, if provided a reduction in their monthly payment for a limited time period, would be able to bring their loan relationship to a performing status and was deemed by the Corporation to potentially result in a lower level of loan losses and loan collection costs than if the Corporation proceeded through the foreclosure process with these borrowers.

The Corporation's commercial, real estate commercial and real estate construction loans modified under troubled debt restructurings (troubled debt restructurings-commercial loans) primarily consisted of allowing borrowers to make monthly interest only payments for a period of up to six months at the stated interest rate of the original loan agreement. The outstanding balance of the Corporation's troubled debt restructurings-commercial loans were $6.2 million at March 31, 2010. The Corporation does not expect to incur a loss on these troubled debt restructurings-commercial loans based on its assessment of the borrowers' expected cash flows, and accordingly, no additional provision for loan losses has been recognized related to these troubled debt restructurings-commercial loans.

The Corporation's troubled debt restructurings-real estate residential loans primarily consisted of reducing a borrower's monthly payments by decreasing the interest rate charged on the loan to 3% for a period of 24 months. The outstanding loan balances of the Corporation's troubled debt restructurings-real estate residential loans were $15.8 million at March 31, 2010 compared to $17.4 million at December 31, 2009. All loans reported as troubled debt restructurings-real estate residential loans were current in accordance with their modified terms and will remain in nonperforming status until a sustained payment history has been observed. The Corporation recognized $0.4 million of additional provision for loan losses during the three months ended March 31, 2010 related to impairment on these loans based on the present value of expected future cash flows discounted at the loan's original effective interest rate.

Other real estate and repossessed assets is a component of nonperforming assets that primarily includes real property acquired through foreclosure or by acceptance of a deed in lieu of foreclosure and also personal and commercial property held for sale. Other real estate and repossessed assets totaled $18.8 million at March 31, 2010, up $1.3 million, or 7.3%, from $17.5 million at December 31, 2009.

The following schedule provides the composition of other real estate and repossessed assets:
	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Other real estate:
Commercial	$ 4,949	$ 4,250
Commercial development	1,265	1,265
Residential real estate	8,323	7,483
Residential development	3,833	4,250
Total other real estate	18,370	17,248
Repossessed assets	443	292
Total other real estate and repossessed assets	$18,813	$17,540

The following schedule summarizes other real estate and repossessed asset activity for the three months ended March 31, 2010 (in thousands):
Balance at beginning of period	$17,540
Additions	5,305
Capitalized improvements	8
Write-downs to fair value	(428)
Dispositions	(3,612)
Balance at end of period	$18,813

At March 31, 2010, other real estate and repossessed assets of $18.8 million was comprised of 55 commercial properties totaling $5.0 million, commercial development properties obtained from four developers totaling

$1.3 million, 132 residential real estate properties totaling $8.3 million and 21 residential development projects totaling $3.8 million. The residential development projects were primarily concentrated in five projects totaling $2.7 million. These residential development projects were unfinished and in varying stages of completion. The largest residential development project is a high-rise mixed use condominium building with eleven unsold residential units and a carrying value of $1.0 million at March 31, 2010. Only one unit has been sold in this project and that unit was sold in 2005. The carrying value of this high-rise mixed use condominium building at March 31, 2010 was net of $2.0 million in fair value write-downs since the project has been in other real estate. Repossessed assets of $0.4 million at March 31, 2010 were comprised of commercial equipment, automobiles, boats and recreational vehicles.

The historically large inventory of residential real estate properties for sale across the State of Michigan has resulted in an increase in the Corporation's carrying time and cost of holding other real estate. Consequently, the Corporation had $8.7 million in other real estate properties at March 31, 2010 that had been held in excess of one year as of that date, of which $3.2 million were residential real estate, $2.0 million were residential development properties and $3.5 million were commercial and commercial development properties. Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and the Corporation had a significant number of nonperforming loans that were in the process of foreclosure at March 31, 2010, it is anticipated that the level of other real estate and repossessed assets will likely remain at elevated levels for some period of time. Other real estate properties are carried at the lower of cost or fair value less estimated cost to sell.

At March 31, 2010, all of the other real estate properties had been written down to fair value through a loan charge-off at the transfer of the loan to other real estate and/or a write-down, recorded as an operating expense, to recognize a further market value decline of the property after the initial transfer date. Accordingly, at March 31, 2010, the carrying value of other real estate of $18.4 million was reflective of $17.2 million in charge-offs/write-downs and represented 52% of the loan balance remaining at the time the property was transferred to other real estate.

There were 41 other real estate properties sold during the first three months of 2010 with net proceeds of $3.2 million received by the Corporation. On an average basis, the net proceeds represented 115% of the carrying value of the property at the time of sale, although the net proceeds represented 56% of the remaining loan balance at the time the Corporation received title to the properties.

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

Impaired loans totaled $108.2 million at March 31, 2010, an increase of $6.9 million, or 6.8%, compared to $101.3 million at December 31, 2009. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, it was determined that impaired commercial, real estate commercial and real estate construction-commercial loans totaling $40.8 million at March 31, 2010 and $38.2 million at December 31, 2009 required a specific allocation of the allowance for loan losses (valuation allowance). The valuation allowance on these impaired loans was $12.5 million at March 31, 2010, compared to $10.5 million at December 31, 2009. At March 31, 2010 and December 31, 2009, troubled debt restructurings-real estate residential loans of $15.8 million and $17.4 million, respectively, required a valuation allowance of $1.0 million and $0.7 million, respectively. Troubled debt restructurings-commercial loans of $6.2 million at March 31, 2010 did not require a valuation allowance as the Corporation expects to collect the full principal and interest owed on each loan. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from the estimates used on these loans.

Allowance for Loan Losses

The allowance for loan losses (allowance) provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the remainder of the loan portfolio but that have not been specifically identified. The allowance is comprised of specific allowances (assessed for loans that have known credit weaknesses), pooled allowances based on assigned risk ratings and historical loan loss experience for each loan type and an unallocated allowance for imprecision in the subjective nature of the specific and pooled allowance methodology. Management evaluates the allowance on a quarterly basis to ensure the level is adequate to absorb probable losses inherent in the loan portfolio. This evaluation process is inherently subjective as it requires estimates that may be susceptible to significant change and has the potential to affect net income materially. The Corporation's methodology for measuring the adequacy of the allowance includes several key elements, which includes a review of the loan portfolio, both individually and by category, and includes consideration of changes in the mix and volume of the loan portfolio, actual loan loss experience, review of collateral values, the financial condition of the borrowers, industry and geographical exposures within the portfolio, economic conditions and employment levels of the Corporation's local markets and other factors affecting business sectors. Management believes that the allowance for loan losses is currently maintained at an appropriate level, considering the inherent risk in the loan portfolio. Future significant adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies or the level of loan losses incurred.

The Corporation's allowance was $84.2 million at March 31, 2010, compared to $80.8 million at December 31, 2009 and $62.6 million at March 31, 2009. The allowance as a percentage of total loans was 2.82% at March 31, 2010, compared to 2.70% at December 31, 2009 and 2.12% at March 31, 2009. The allowance for loan losses as a percentage of nonperforming loans was 65% at March 31, 2010, compared to 60% at both December 31, 2009 and March 31, 2009.

The Corporation's valuation allowance for impaired commercial, real estate commercial and real estate construction-commercial loans increased $2.0 million to $12.5 million at March 31, 2010 from $10.5 million at December 31, 2009. The increase in the valuation allowance is primarily reflective of decreases in the underlying collateral values of property securing impaired nonaccrual commercial, real estate commercial and real estate construction-commercial loans. Additionally, at March 31, 2010, the Corporation had a $1.0 million valuation allowance attributable to troubled debt restructurings-real estate residential loans.

The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance and partial loan charge-offs taken on these impaired loans:
	Amount	Valuation Allowance	Charged Off	Cumulative Loss Percentage
	(Dollars in thousands)
March 31, 2010
Impaired loans with valuation allowance and no charge-offs	$35,176	$10,953	$ -	31%
Impaired loans with valuation allowance and charge-offs	5,594	1,546	3,616	56%
Impaired loans with charge-offs and no valuation allowance	22,976	-	15,519	40%
Impaired loans without valuation allowance or charge-offs	28,614	-	-	-
Total impaired loans to commercial borrowers	$92,360	$12,499	$19,135	28%

December 31, 2009
Impaired loans with valuation allowance and no charge-offs	$33,052	$10,036	$ -	30%
Impaired loans with valuation allowance and charge-offs	5,165	471	908	23%
Impaired loans with charge-offs and no valuation allowance	20,800	-	17,084	45%
Impaired loans without valuation allowance or charge-offs	24,895	-	-	-
Total impaired loans to commercial borrowers	$83,912	$10,507	$17,992	28%

The following schedule summarizes the allowance as a percent of nonperforming loans:
	March 31, 2010	December 31, 2009
Allowance for loan losses	$84,155	$80,841
Nonperforming loans	130,128	135,755
Allowance as a percent of nonperforming loans	65%	60%
Allowance as a percent of nonperforming loans, net of impaired loans for which the full loss has been charged-off	79%	70%

Economic conditions in the Corporation's markets, all within Michigan, were generally less favorable than those nationwide during the three-month period ended March 31, 2010. Forward-looking indicators suggest these unfavorable economic conditions will continue for the remainder of 2010. Accordingly, management believes net loan losses, delinquencies and nonperforming loans will remain at elevated levels throughout 2010.

Total Deposits

Total deposits were $3.47 billion as of March 31, 2010, an increase of $56.2 million, or 1.6%, from total deposits of $3.42 billion as of December 31, 2009, and an increase of $369.8 million, or 11.9%, from total deposits of $3.10 billion as of March 31, 2009. The increase in total deposits for the twelve month period ended March 31, 2010 was primarily attributable to growth in consumer time deposits, and seasonal municipal customer and business money fund account balances.

Borrowing Capacity

Short-term borrowings, comprised of securities sold under agreements to repurchase with customers, were $237.7 million at March 31, 2010, compared to $240.6 million at December 31, 2009, and $221.2 million at March 31, 2009. Securities sold under agreements to repurchase are funds deposited by customers that are secured by investment securities that are owned by Chemical Bank, as these deposits are not covered by FDIC insurance. These funds have been a stable source of liquidity for Chemical Bank, much like its core deposit base. The Corporation's securities sold under agreements to repurchase do not qualify as sales for accounting purposes.

FHLB advances are borrowings from the FHLB that have original maturities of greater than one year. FHLB advances totaled $80.0 million as of March 31, 2010, compared to $90.0 million as of December 31, 2009 and $125.0 million as of March 31, 2009. At March 31, 2010, the Corporation's additional borrowing availability through the FHLB, based on the amount of FHLB stock owned by the Corporation and subject to the FHLB's credit requirements and policies, was $244 million. FHLB advances are secured under a blanket security agreement of real estate residential first lien loans with an aggregate book value equal to at least 155% of the advances. At March 31, 2010, the carrying value of real estate residential first lien loans was $698 million.

The scheduled principal repayments on FHLB advances outstanding at March 31, 2010 were as follows (in thousands):
2010	$30,000
2011	25,000
2012	-
2013	25,000
Total	$80,000

At March 31, 2010, the Corporation had agreements in place to obtain up to $30 million in additional liquidity through borrowings from the Federal Reserve Bank's discount window, at the Corporation's discretion.

Loan Commitments

The Corporation has various commitments that may impact liquidity. The following table summarizes the Corporation's loan commitments and expected expiration dates by period at March 31, 2010.
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit	$274,634	$41,557	$61,209	$27,181	$404,581
Undisbursed loans	62,663	-	-	-	62,663
Standby letters of credit	23,179	16,068	5,072	25	44,344
Total commitments	$360,476	$57,625	$66,281	$27,206	$511,588

Since the majority of these loan commitments historically have expired without being drawn upon, the total amount of these loan commitments does not necessarily represent future cash requirements of the Corporation.

Capital Resources

As of March 31, 2010, shareholders' equity was $472.3 million, compared to $474.3 million as of December 31, 2009, resulting in a decrease of $2.0 million during the first three months of 2010. The decrease in shareholders' equity during the three months ended March 31, 2010 was primarily attributable to cash dividends paid to shareholders exceeding net income. Shareholders' equity as a percentage of total assets was 11.0% as of March 31, 2010 compared to 11.2% as of December 31, 2009.

The following table represents the Corporation's and Chemical Bank's regulatory capital ratios as of March 31, 2010:
	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Actual Ratio:
Chemical Financial Corporation	9.9%	14.2%	15.5%
Chemical Bank	9.6	13.8	15.1
Minimum required for capital adequacy purposes	4.0	4.0	8.0
Required to be "well-capitalized" under prompt corrective action guidelines	5.0	6.0	10.0

The Corporation's Tier 1 and Total capital ratios under the risk-based capital measure at March 31, 2010 considerably exceeded the regulatory ratios to be categorized as "well-capitalized" partially due to the Corporation holding $623 million in assets, primarily investment securities, which were assigned a 20% risk rating and $934 million in residential real estate loans and other assets which were assigned a 50% risk rating. These two risk ratings (20% and 50%) represented 34% of the Corporation's total risk-based assets (including off-balance sheet items) at March 31, 2010. Chemical Bank's Tier 1 and Total risk-based capital ratios were similar to the Corporation's at March 31, 2010, as the bank's level of assets and their allocation among the various risk weights are similar to the Corporation's.

Results of Operations

Net Interest Income

Interest income is the total amount earned on funds invested in loans, investment and other securities, federal funds sold and interest-bearing deposits with unaffiliated banks and others. Interest expense is the amount of interest paid on interest-bearing checking and savings accounts, time deposits, short-term borrowings and FHLB advances. Net interest income, on a fully taxable equivalent (FTE) basis, is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt commercial loans and investment securities. Net interest margin is calculated by dividing net interest income (FTE) by average interest-earning assets, annualized as applicable. Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Because noninterest-bearing sources of funds, or free funds (principally demand deposits and shareholders' equity), also support earning assets, the net interest margin exceeds the net interest spread.

The presentation of net interest income on an FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $0.95 million and $0.66 million for the first quarters of 2010 and 2009, respectively. These adjustments were computed using a 35% federal income tax rate.

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

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, ended 2008 at 3.25% and has remained at this historically low rate through March 31, 2010.

Net interest income (FTE) in the first quarter of 2010 was $37.3 million, virtually unchanged from net interest income (FTE) of $37.2 million in the first quarter of 2009. Increases in the average volume of interest-earning assets, particularly in investment securities and interest-bearing deposits with unaffiliated banks and others, was offset by a decrease in net interest margin. The average volume of interest-earning assets for the three months ended March 31, 2010 increased $352.7 million, or 9.5%, compared to the same period in 2009. Over the same time frame, net interest margin decreased 34 basis points from 4.06% in 2009 to 3.72% in 2010. The decline in net interest margin during the three months ended March 31, 2010, compared to the same time period in 2009, was primarily attributable to the Corporation maintaining a higher level of liquidity and a significant increase in nonaccrual loans during the twelve months ended March 31, 2010. The Corporation had $346 million of cash deposits held at the Federal Reserve Bank of Chicago (FRB) at March 31, 2010, compared to $138 million at March 31, 2009, that earned 25 basis points. The average yield on interest-earning assets decreased 65 basis points to 4.69% in the first quarter of 2010, compared to the first quarter of 2009. The average cost of interest-bearing liabilities decreased 43 basis points to 1.22% in the first quarter of 2010, compared to the first quarter of 2009.

The Corporation's net interest income (FTE) for the three months ended March 31, 2010 declined $0.7 million, or 1.7%, compared to the fourth quarter of 2009. The decline primarily resulted from a decrease in net interest margin. Net interest margin decreased 5 basis points from 3.77% in the fourth quarter of 2009 to 3.72% in the first quarter of 2010. The average yield on interest-earning assets decreased 15 basis points to 4.69% in the first quarter of 2010, compared to the fourth quarter of 2009. The average cost of interest-bearing liabilities decreased 14 basis points to 1.22% in the first quarter of 2010, compared to the fourth quarter of 2009.

The Corporation's balance sheet has historically been liability sensitive, meaning that interest-bearing liabilities generally repriced more quickly than interest-earning assets. Therefore, the Corporation's net interest margin has historically increased in sustained periods of declining interest rates and decreased in sustained periods of increasing interest rates. The Corporation is primarily funded by core deposits, and this lower-cost funding base has historically had a positive impact on the Corporation's net interest income and net interest margin in a declining interest rate environment. However, based on the historically low level of market interest rates and the Corporation's current low levels of interest rates on its core deposit transaction accounts, further market interest rate reductions would likely not result in a significant decrease in interest expense or increase in net interest income. The Corporation's loan portfolio is predominately comprised of fixed interest rate loans. At March 31, 2010, approximately 80% of the Corporation's loans were at fixed rates.

The Corporation's competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation's markets during 2009 and the first quarter of 2010, the Corporation's increased efforts to expand its deposit relationships with existing customers and the Corporation's financial strength resulted in the Corporation experiencing an increase in deposits during 2009 and the first quarter of 2010. Total deposits increased $369.8 million, or 11.9%, during the twelve months ended March 31, 2010, while during the same time frame, the Corporation experienced a decrease in the average cost of its deposits.

The Corporation has increased its holdings of variable rate investment securities to lessen the impact on net interest income and the net interest margin of rising interest rates. At March 31, 2010, the Corporation held $295 million in variable rate investment securities, compared to $230 million at March 31, 2009.

The following table presents average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on a FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the three months ended March 31, 2010 and 2009.

Average Balances, Tax Equivalent Interest and Effective Yields and Rates*
	Three Months Ended March 31,
	2010			2009
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans**	$2,991,410	$42,168	5.70%	$2,976,091	$43,056	5.84%
Taxable investment securities	609,572	3,124	2.05	496,595	4,502	3.63
Tax-exempt investment securities	105,352	1,486	5.64	81,108	1,169	5.77
Other securities	22,128	82	1.50	22,128	163	2.99
Interest-bearing deposits with unaffiliated banks and others	322,978	216	0.27	122,804	87	0.29
Total interest-earning assets	4,051,440	47,076	4.69	3,698,726	48,977	5.34
Less: Allowance for loan losses	84,126			60,107
Other Assets:
Cash and cash due from banks	92,862			90,278
Premises and equipment	53,947			52,969
Interest receivable and other assets	166,181			145,237
Total Assets	$4,280,304			$3,927,103

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$ 638,771	$ 389	0.25%	$ 543,883	$ 764	0.57%
Savings deposits	980,876	1,031	0.43	908,378	1,896	0.85
Time deposits	1,280,071	7,280	2.31	1,080,937	7,507	2.82
Securities sold under agreements to repurchase	238,598	160	0.27	224,347	233	0.42
FHLB advances	86,111	874	4.12	127,136	1,332	4.25
Total interest-bearing liabilities	3,224,427	9,734	1.22	2,884,681	11,732	1.65
Noninterest-bearing deposits	552,111			513,914
Total deposits and borrowed funds	3,776,538			3,398,595
Interest payable and other liabilities	29,488			40,413
Shareholders' equity	474,278			488,095
Total Liabilities and Shareholders' Equity	$4,280,304			$3,927,103
Net Interest Spread (FTE)			3.47%			3.69%
Net Interest Income (FTE)		$37,342			$37,245
Net Interest Margin (FTE)			3.72%			4.06%

*	Taxable equivalent basis using a federal income tax rate of 35%.
**	Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields.

The following table allocates the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities and changes in average interest rates earned and paid.

Volume and Rate Variance Analysis *
	Three Months Ended March 31, 2010 compared to 2009
	Increase (Decrease) Due to Changes in
	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)
	(In thousands)
Changes in Interest Income:
Loans	$ 236	$(1,124)	$ (888)
Taxable investment securities	751	(2,129)	(1,378)
Tax-exempt investment securities	343	(26)	317
Other securities	-	(81)	(81)
Interest-bearing deposits
with unaffiliated banks and others	135	(6)	129
Total change in interest income	1,465	(3,366)	(1,901)

Changes in Interest Expense:
Interest-bearing demand deposits	137	(512)	(375)
Savings deposits	107	(972)	(865)
Time deposits	1,671	(1,898)	(227)
Securities sold under agreements to repurchase	14	(87)	(73)
FHLB advances	(417)	(41)	(458)
Total change in interest expense	1,512	(3,510)	(1,998)
Total Increase (Decrease) in Net Interest Income (FTE)	$ (47)	$ 144	$ 97

*	Taxable equivalent basis using a federal income tax rate of 35%.
**

The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses (provision) is an increase to the allowance to provide for probable losses inherent in the loan portfolio.

The provision was $14.0 million in the first quarter of 2010, compared to $15.6 million in the fourth quarter of 2009 and $14.0 million in the first quarter of 2009. Net loan charge-offs were $10.7 million in the first quarter of 2010, compared to $12.3 million in the fourth quarter of 2009 and $8.5 million in the first quarter of 2009. Net loan charge-offs as a percentage of average loans (annualized) on a year-to-date basis were 1.43%, 1.18% and 1.15% as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively. The level of net loan charge-offs reflects the general deterioration in credit quality across the entire loan portfolio. Net loan charge-offs of real estate residential and consumer loans were $6.9 million in the first quarter of 2010 compared to $2.6 million in the fourth quarter of 2009 and $1.2 million in the first quarter of 2009. Net loan charge-offs of commercial, real estate commercial and real estate construction-commercial loans were $3.8 million in the first quarter of 2010 compared to $9.7 million in the fourth quarter of 2009 and $7.3 million in the first quarter of 2009. The commercial loan type net loan charge-offs during the first quarter of 2010 were not concentrated in any one industry or borrower. The level of the provision each quarter reflects management's assessment of the adequacy of the allowance.

Noninterest Income

Noninterest income totaled $9.4 million for the three months ended March 31, 2010, a decrease of $0.4 million, or 4.2%, from $9.9 million for the same period in 2009. The following includes the major components of noninterest income during the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Service charges on deposit accounts	$4,391	$4,475
Trust and investment services revenue	2,292	2,375
Other fees for customer services	678	585
ATM and network user fees	1,063	902
Insurance commissions	267	314
Mortgage banking revenue	718	1,150
Other	31	56
Total Noninterest Income	$9,440	$9,857

Mortgage banking revenue of $0.7 million in the first quarter of 2010 decreased $0.4 million, or 37.6%, compared to the first quarter of 2009 due to a decrease in the volume of loans sold in the secondary market. The Corporation originated $75 million of real estate residential loans during the first quarter of 2010, of which $45 million, or 60%, were sold in the secondary market, compared to the origination of $141 million of real estate residential loans during the first quarter of 2009, of which $118 million, or 84%, were sold in the secondary market. At March 31, 2010, the Corporation was servicing $770 million of real estate residential loans that had been originated by the Corporation in its market areas and subsequently sold in the secondary mortgage market compared to $640 million at March 31, 2009.

Operating Expenses

Total operating expenses were approximately $29.2 million in the first quarter of 2010 and the first quarter of 2009. The following includes the major categories of operating expenses during the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Salaries and wages	$11,570	$12,194
Employee benefits	2,937	3,223
Occupancy	2,837	2,707
Equipment	2,714	2,342
Postage and courier	782	729
Supplies	363	410
Professional fees	1,417	1,004
Outside processing / service fees	950	828
Advertising and marketing	474	594
Intangible asset amortization	148	203
Telephone	381	388
FDIC insurance premiums	1,488	1,152
Other real estate and repossessed asset expenses	622	1,618
Loan collection costs	1,121	574
Other	1,385	1,239
Total Operating Expenses	$29,189	$29,205

Total operating expenses of $29.2 million in the first quarter of 2010 were approximately the same as total operating expenses in the first quarter of 2009. Decreases in salaries and wages, employee benefits and other real estate and repossessed asset expenses were offset by increases in equipment, professional fees, FDIC insurance premiums and loan collection costs. Operating expenses in the first quarter of 2010 included $0.7 million of acquisition related expenses associated with the pending acquisition of OAK, with $0.3 million included in equipment expense related to technology conversion costs and $0.4 million included in professional fees.

Salaries and wages were $11.6 million in the first quarter of 2010, a decrease of $0.6 million, or 5%, compared to $12.2 million in the first quarter of 2009. The decrease was largely due to a reduction in the amounts earned by commission based employees. Employee benefits were $2.9 million for the first quarter of 2010, a decrease of $0.3 million, or 9%, compared to $3.2 million for the first quarter of 2009. The decrease was due to lower health care and retirement expenses. Compensation expenses, which include salaries and wages and employee benefits, as a percentage of total operating expenses, were 50% and 53% for the three months ended March 31, 2010 and 2009, respectively.

Equipment expenses were $2.7 million in the first quarter of 2010, an increase of $0.4 million, or 16%, compared to $2.3 million in the first quarter of 2009. The increase was largely due to $0.3 million of software and equipment costs associated with the pending acquisition of OAK.

Professional fees were $1.4 million in the first quarter of 2010, an increase of $0.4 million, or 41%, compared to $1.0 million in the first quarter of 2009. The increase was due to $0.4 million of acquisition related expenses for certain legal, accounting and consulting costs associated with the pending acquisition of OAK.

FDIC insurance premiums were $1.5 million in the first quarter of 2010, an increase of $0.3 million, or 29%, compared to $1.2 in first quarter of 2009. The increase was primarily due to an industry-wide increase in the fee assessment rate that took effect April 1, 2009 and partly due to an increase in the Corporation's assessment base of average deposits.

Other real estate and repossessed asset (ORE) expenses were $0.6 million in the first quarter of 2010, a decrease of $1.0 million, or 62%, compared to $1.6 million in the first quarter of 2009. The decrease was due to lower net fair value write-downs of ORE properties, higher net gains from the sale of ORE and lower ORE property taxes. ORE net fair value write-downs, net gains from the sale of ORE and ORE property tax expense totaled $0.4 million, $0.4 million and $0.3 million, respectively, in the first quarter of 2010, compared to $0.8 million, $0.1 million and $0.6 million, respectively, in the first quarter of 2009.

Loan collection costs were $1.1 million in the first quarter of 2010, an increase of $0.5 million, or 95%, compared to $0.6 million in the first quarter of 2009. The increase was attributable to continued deterioration in the credit quality of the loan portfolio and a corresponding increase in costs associated with foreclosing on and obtaining title to properties securing loans for customers that have defaulted on payments.

Income Tax Expense

The Corporation's effective federal income tax rate was 13.3% in the first quarter of 2010, compared to 16.2% in the first quarter of 2009. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate is primarily a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense, nondeductible acquisition expenses and other nondeductible expenses relative to pre-tax net income and tax credits.

The Corporation generally records income tax expense for interim periods based on its best estimate of the effective income tax rate expected to be applicable for the full year. However, when a reliable estimate for the full year cannot be made, the Corporation utilizes the actual effective income tax rate on a year-to-date basis. At March 31, 2010 and 2009, the Corporation could not reliably estimate the actual effective annual tax rate due to the potential variability of the Corporation's pre-tax income in subsequent quarters. Therefore, the Corporation recorded income tax expense for the three-month periods ended March 31, 2010 and 2009 at the actual effective tax rate for these periods rather than at an estimate of the annual effective tax rate.

Liquidity Risk

Liquidity risk is the possibility of the Corporation being unable to meet current and future financial obligations in a timely manner and the adverse impact on net interest income if the Corporation was unable to meet its funding requirements at a reasonable cost.

Liquidity is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The Corporation's sources of liquidity on a consolidated basis include the deposit base that comes from consumer, business and municipal customers within the Corporation's local markets, principal payments on loans, cash held at the FRB, unpledged investment securities available-for-sale and federal funds sold. Total deposits increased $56.2 million, or 1.6%, during the three months ended March 31, 2010. The Corporation's loan to deposit ratio decreased to 86.0% at March 31, 2010 from 87.6% at December 31, 2009. At March 31, 2010, the Corporation had $346 million of cash deposits held at the FRB and $139 million of unpledged investment securities available-for-sale. The Corporation also has available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.

Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB secured generally by real estate residential first lien loans. The Corporation considers advances from the FHLB as its primary wholesale source of liquidity. FHLB advances decreased $10 million during the first quarter of 2010 to $80 million at March 31, 2010. At March 31, 2010, the Corporation's additional borrowing availability from the FHLB, subject to certain requirements, was $244 million. Chemical Bank can also borrow from the FRB's discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At March 31, 2010, Chemical Bank maintained an unused borrowing capacity of $30 million with the FRB's discount window based upon pledged collateral as of that date, although it is management's opinion that this borrowing capacity could be expanded, if deemed necessary, as Chemical Bank has a significant amount of additional assets that could be used as collateral at the FRB's discount window.

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

Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. During the first quarter of 2010, Chemical Bank paid dividends to the Corporation totaling $4.8 million, after receiving regulatory approval. The Corporation paid cash dividends to shareholders of $4.8 million during the same period. The Corporation utilized a special regulatorily approved $30 million dividend received from Chemical Bank in the fourth quarter of 2008 to pay cash dividends to shareholders during 2009. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to the Corporation's shareholders. Over the long term, cash dividends to shareholders are dependent upon earnings, as well as capital requirements, regulatory restraints and other factors affecting Chemical Bank. Due to the strength of the Corporation's capital position, the Corporation has the financial ability to continue to pay cash dividends to shareholders in excess of the earnings of Chemical Bank. The length of time the Corporation can sustain cash dividends to shareholders in excess of the earnings of Chemical Bank is dependent on the magnitude of any earnings shortfall, the capital levels of both Chemical Bank and the Corporation and regulatory approval. As a result of the level of cash dividends paid to shareholders in 2008 and 2009 exceeding the Corporation's net income, all cash dividends paid in 2010 require prior approval from the Federal Reserve Board.

The Corporation maintains a liquidity contingency plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period.

Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due primarily to changes in interest rates. Interest rate risk is the Corporation's primary market risk and results from timing differences in the repricing of interest rate sensitive assets and liabilities and changes in relationships between rate indices due to changes in interest rates. The Corporation's net interest income is largely dependent upon the effective management of interest rate risk. The Corporation's goal is to avoid a significant decrease in net interest income, and thus an adverse impact on the profitability of the Corporation, in periods of changing interest rates. Sensitivity of earnings to interest rate changes arises when yields on assets change differently from the interest costs on liabilities. Interest rate sensitivity is determined by the amount of interest-earning assets and interest-bearing liabilities repricing within a specific time period and the magnitude by which interest rates change on the various types of interest-earning assets and interest-bearing liabilities. The management of interest rate sensitivity includes monitoring the maturities and repricing opportunities of interest-earning assets and interest-bearing liabilities. The Corporation's interest rate risk is managed through policies and risk limits approved by the boards of directors of the Corporation and Chemical Bank and an Asset and Liability Committee (ALCO). The ALCO, which is comprised of executive management from various areas of the Corporation and Chemical Bank, including finance, lending, investments and deposit gathering, meets regularly to execute asset and liability management strategies. The ALCO establishes guidelines and monitors the sensitivity of earnings to changes in interest rates. The goal of the ALCO process is to maximize net interest income and the net present value of future cash flows within authorized risk limits.

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

The Corporation's interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast. At March 31, 2010, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. These projections were based on the Corporation's assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and real estate residential mortgage and consumer loans. The ALCO regularly monitors the Corporation's forecasted net interest income sensitivity to ensure that it remains within established limits.

A summary of the Corporation's interest rate sensitivity at March 31, 2010 was as follows:
Twelve Month Interest Rate Change Projection (in basis points)	-200	-100	0	+100	+200
Percent change in net interest income vs. constant rates	(3.4)%	(1.8)%	-	1.0%	0.7%

At March 31, 2010, the Corporation's model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.0% and 0.7%, respectively, relative to the base case over the next 12-month period, while a decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 1.8% and 3.4%, respectively, relative to the base case over the next 12-month period. The likelihood of a decrease in interest rates beyond 100 basis points as of March 31, 2010 was considered to be unlikely given prevailing interest rate levels.

The Corporation's mix of interest-earning assets and interest-bearing liabilities has historically resulted in its interest rate position being liability sensitive. The Corporation has modestly adjusted its liability sensitive position by significantly increasing the amount of variable rate investment securities in its investment securities portfolio. Variable rate investment securities of $295 million comprised 43% of total investment securities at March 31, 2010, compared to $230 million, or 38%, of total investment securities at March 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information concerning quantitative and qualitative disclosures about market risk is contained in the discussion regarding interest rate risk and sensitivity under the captions "Liquidity Risk" and "Market Risk" herein and in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009.

The Corporation does not believe that there has been a material change in the nature or categories of the Corporation's primary market risk exposure, or the particular markets that present the primary risk of loss to the Corporation. As of the date of this report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Corporation manages its primary market risk exposure, as described in the sections of its Annual Report on Form 10-K for the year ended December 31, 2009, have not changed materially during the current year. As of the date of this report, the Corporation does not expect to make material changes in those methods in the near term. The Corporation may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

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

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part II.  Other Information
Item 1A.	Risk Factors

Information concerning risk factors is contained in the discussion in Item 1A, "Risk Factors," in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009. As of the date of this report, the Corporation does not believe that there has been a material change in the nature or categories of the Corporation's risk factors, as compared to the information disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.	Exhibits

          Exhibits.  The following exhibits are filed as part of this report on Form 10-Q:

Exhibit Number	Document

2.1

Agreement and Plan of Merger, dated January 7, 2010. Previously filed as exhibit 2.1 to the Corporation's Current Report on Form 8-K dated January 7, 2010 filed with the SEC on January 8, 2010. Here incorporated by reference.

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
CHEMICAL FINANCIAL CORPORATION

Date: April 29, 2010	By: /s/ David B. Ramaker
David B. Ramaker Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: April 29, 2010	By: /s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Document

2.1

Agreement and Plan of Merger, dated January 7, 2010. Previously filed as exhibit 2.1 to the Corporation's Current Report on Form 8-K dated January 7, 2010 filed with the SEC on January 8, 2010. Here incorporated by reference.

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