Form 10-Q
period 2010-06-30
CHEMICAL FINANCIAL CORP
filed 2010-08-05
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2010

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

235 E. Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

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

The number of shares outstanding of the registrant's Common Stock, $1 par value, as of July 23, 2010, was 27,434,027 shares.

INDEX

Chemical Financial Corporation
Form 10-Q

Index to Form 10-Q
		Page

Forward-Looking Statements		3

Part I.	Financial Information

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2009)	4

	Consolidated Statements of Financial Position as of June 30, 2010, December 31, 2009 and June 30, 2009	4

	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2010 and June 30, 2009	5

	Consolidated Statements of Changes in Shareholders' Equity for the Six Months Ended June 30, 2010 and June 30, 2009	6

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and June 30, 2009	7

	Notes to Consolidated Financial Statements	8-34

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	35-62

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	62

Item 4.	Controls and Procedures	62

Part II.	Other Information

Item 1A.	Risk Factors	63

Item 6.	Exhibits	64

Signatures		65

Exhibit Index

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and Chemical Financial Corporation (Chemical) itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "judgment," "plans," "predicts," "projects," "should," "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to real estate valuation, future levels of nonperforming loans, the rate of asset dispositions, future capital levels, future dividends, future growth and funding sources, future liquidity levels, future profitability levels, the effects on earnings of future changes in interest rates and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the carrying value of goodwill and mortgage servicing rights and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) and management's assumptions concerning pension and other postretirement benefit plans involve judgments that are inherently forward-looking. All of the information concerning interest rate sensitivity is forward-looking. The future effect of changes in the financial and credit markets and the national and regional economy on the banking industry, generally, and on Chemical, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Chemical undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Risk factors include, but are not limited to, the risk factors described in Item 1A in Chemical Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 2009; the risk factors described in Item 1A in O.A.K. Financial Corporation's (OAK's) Annual Report on Form 10-K for the year ended December 31, 2009; the timing and level of asset growth; changes in market interest rates; changes in FDIC assessment rates; changes in banking laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; opportunities for acquisitions and the effective completion of acquisitions and integration of acquired entities; the possibility that anticipated cost savings and revenue enhancements from acquisitions, restructurings, reorganizations and bank consolidations may not be realized fully or at all or within expected time frames; the local and global effects of current and future military actions, and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about capital levels and credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

This report also contains forward-looking statements regarding Chemical's outlook or expectations with respect to the acquisition of OAK, the expected costs to be incurred in connection with the acquisition, the consequences of OAK's integration into Chemical and the impact of the transaction on Chemical's future performance. The transaction was completed on April 30, 2010.

Risk factors also include, but are not limited to, risks and uncertainties related both to the acquisition of OAK and to the full integration of the acquired business into Chemical after closing, including:

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

The full integration of OAK's business and operations into Chemical, which includes conversion of OAK's operating systems and procedures, may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to OAK's or Chemical's existing businesses.

Part I. Financial Information
Item 1.	Financial Statements

Chemical Financial Corporation
Consolidated Statements of Financial Position

	June 30, 2010	December 31, 2009	June 30, 2009
	(Unaudited)		(Unaudited)
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$126,741	$131,383	$88,210
Interest-bearing deposits with unaffiliated banks and others	270,217	229,326	119,413
Total cash and cash equivalents	396,958	360,709	207,623
Investment securities:
Trading securities, at fair value	1,389	-	-
Available-for-sale, at fair value	644,550	592,521	492,096
Held-to-maturity (fair value - $159,715 at June 30, 2010, $125,730 at December 31, 2009 and $136,132 at June 30, 2009)	165,296	131,297	144,556
Total investment securities	811,235	723,818	636,652
Other securities	27,448	22,128	22,128
Loans held-for-sale	10,871	8,362	26,008
Loans:
Commercial	769,287	584,286	560,187
Real estate commercial	1,081,860	785,675	774,881
Real estate construction	179,004	121,305	119,674
Real estate residential	768,156	739,380	773,126
Consumer	849,654	762,514	749,032
Total loans	3,647,961	2,993,160	2,976,900
Allowance for loan losses	(89,502)	(80,841)	(69,956)
Net loans	3,558,459	2,912,319	2,906,944
Premises and equipment (net of accumulated depreciation of $76,764 at June 30, 2010, $75,607 at December 31, 2009 and $74,548 at June 30, 2009)	68,611	53,934	52,578
Goodwill	109,149	69,908	69,908
Other intangible assets	15,023	5,408	5,498
Interest receivable and other assets	122,762	94,126	71,417
Total Assets	$5,120,516	$4,250,712	$3,998,756
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$680,751	$573,159	$551,060
Interest-bearing	3,518,431	2,844,966	2,579,367
Total deposits	4,199,182	3,418,125	3,130,427
Interest payable and other liabilities	36,378	27,708	36,329
Short-term borrowings	242,271	240,568	233,674
Federal Home Loan Bank (FHLB) advances	86,635	90,000	115,000
Total liabilities	4,564,466	3,776,401	3,515,430
Shareholders' equity:
Preferred stock, no par value:
Authorized - 200,000 shares; none issued	-	-	-
Common stock, $1 par value per share:
Authorized - 30,000,000 shares; issued and outstanding - 27,434,027 shares at June 30, 2010, 23,891,321 shares at December 31, 2009 and 23,889,766 shares at June 30, 2009	27,434	23,891	23,890
Additional paid-in capital	429,021	347,676	347,447
Retained earnings	111,804	115,391	124,496
Accumulated other comprehensive loss	(12,209)	(12,647)	(12,507)
Total shareholders' equity	556,050	474,311	483,326
Total Liabilities and Shareholders' Equity	$5,120,516	$4,250,712	$3,998,756

See accompanying notes to consolidated financial statements.

Chemical Financial Corporation
Consolidated Statements of Income (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$48,278	$42,997	$89,996	$85,790
Interest on investment securities:
Taxable	2,964	4,024	6,088	8,526
Tax-exempt	1,221	893	2,203	1,670
Dividends on other securities	295	267	377	430
Interest on deposits with unaffiliated banks and others	204	102	420	189
Total interest income	52,962	48,283	99,084	96,605
Interest Expense
Interest on deposits	9,202	9,808	17,902	19,975
Interest on short-term borrowings	161	239	321	472
Interest on FHLB advances	708	1,258	1,582	2,590
Total interest expense	10,071	11,305	19,805	23,037
Net Interest Income	42,891	36,978	79,279	73,568
Provision for loan losses	12,700	15,200	26,700	29,200
Net interest income after provision for loan losses	30,191	21,778	52,579	44,368
Noninterest Income
Service charges on deposit accounts	5,091	4,781	9,482	9,256
Trust and investment services revenue	2,603	2,374	4,895	4,749
Other charges and fees for customer services	2,333	1,994	4,341	3,795
Mortgage banking revenue	915	1,462	1,633	2,612
Investment securities gains	-	95	-	95
Other	58	252	89	308
Total noninterest income	11,000	10,958	20,440	20,815
Operating Expenses
Salaries, wages and employee benefits	17,214	14,683	31,721	30,100
Occupancy	2,734	2,407	5,571	5,114
Equipment	3,698	2,364	6,412	4,706
Other	11,004	10,562	20,135	19,301
Total operating expenses	34,650	30,016	63,839	59,221
Income Before Income Taxes	6,541	2,720	9,180	5,962
Federal income tax expense	2,150	426	2,500	950
Net Income	$4,391	$2,294	$6,680	$5,012

Net Income Per Common Share:
Basic	$0.17	$0.10	$0.27	$0.21
Diluted	0.17	0.10	0.27	0.21
Cash Dividends Declared Per Common Share	0.20	0.295	0.40	0.590

See accompanying notes to consolidated financial statements.

Chemical Financial Corporation
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share data)
Balances at January 1, 2009	$23,881	$346,916	$133,578	$(12,831)	$491,544
Comprehensive income:
Net income			5,012
Other:
Change in net unrealized gains on investment securities-available-for-sale, net of tax expense of $234				434
Reclassification adjustment for realized gain on call of investment security- available-for-sale included in net income, net of tax expense of $6				(11)
Adjustment for pension and other postretirement benefits, net of tax benefit of $53				(99)
Comprehensive income					5,336
Cash dividends declared of $0.59 per share			(14,094)		(14,094)
Shares issued - directors' stock purchase plan	9	235			244
Share-based compensation		296			296
Balances at June 30, 2009	$23,890	$347,447	$124,496	$(12,507)	$483,326

Balances at January 1, 2010	$23,891	$347,676	$115,391	$(12,647)	$474,311
Comprehensive income:
Net income			6,680
Other:
Change in net unrealized gains on investment securities-available-for-sale, net of tax expense of $207				384
Adjustment for pension and other postretirement benefits, net of tax expense of $29				54
Comprehensive income					7,118
Shares issued - stock options	1	41			42
Cash dividends declared of $0.40 per share			(10,267)		(10,267)
Shares and stock options issued in the acquisition of O.A.K. Financial Corporation	3,530	80,167			83,697
Shares issued - directors' stock purchase plan	12	238			250
Share-based compensation		899			899
Balances at June 30, 2010	$27,434	$429,021	$111,804	$(12,209)	$556,050

See accompanying notes to consolidated financial statements.

Chemical Financial Corporation
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities:	(In thousands)
Net income	$6,680	$5,012
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	26,700	29,200
Gains on sales of loans	(2,173)	(3,946)
Proceeds from sales of loans	104,831	237,763
Loans originated for sale	(103,842)	(251,362)
Proceeds from sale of trading securities	1,083	-
Investment securities gains	-	(95)
Loss on repurchase of sold loans	2	-
Net gains on sales of other real estate and repossessed assets	(915)	(124)
Gain on sale of branch bank property	(2)	(39)
Net losses on disposal of premises and equipment	352	14
Depreciation of premises and equipment	3,667	3,176
Amortization of intangible assets	1,324	1,596
Net amortization of premiums and discounts on investment securities	1,208	114
Share-based compensation expense	899	296
Net (increase) decrease in interest receivable and other assets	4,529	(3,051)
Net increase in interest payable and other liabilities	1,582	1,029
Net cash provided by operating activities	45,925	19,583
Cash Flows From Investing Activities:
Investment securities-available-for-sale:
Proceeds from maturities, calls and principal reductions	163,935	136,590
Proceeds from sale	-	78
Purchases	(149,449)	(178,278)
Investment securities-held-to-maturity:
Proceeds from maturities, calls and principal reductions	21,510	18,427
Purchases	(55,552)	(65,379)
Net increase in loans	(52,817)	(18,565)
Proceeds from sales of other real estate and repossessed assets	9,585	6,797
Proceeds from sale of branch bank property	35	184
Purchases of premises and equipment, net	(4,051)	(2,732)
Cash acquired, net of cash paid, in business combination	17,177	-
Net cash used in investing activities	(49,627)	(102,878)
Cash Flows From Financing Activities:
Net increase in noninterest-bearing and interest-bearing demand deposits and savings accounts	110,549	71,481
Net increase (decrease) in time deposits	(22,733)	80,154
Net increase (decrease) in securities sold under agreements to repurchase	1,703	(64)
Repayment of FHLB advances	(39,228)	(20,025)
Cash paid for business combination contingent consideration liabilities	(365)	-
Cash dividends paid	(10,267)	(14,094)
Proceeds from directors' stock purchase plan	250	244
Proceeds from exercise of stock options	42	-
Net cash provided by financing activities	39,951	117,696
Net increase in cash and cash equivalents	36,249	34,401
Cash and cash equivalents at beginning of period	360,709	173,222
Cash and Cash Equivalents at End of Period	$396,958	$207,623

Supplemental Disclosure of Cash Flow Information:
Interest paid	$20,371	$23,858
Federal income taxes paid	3,900	4,450
Loans transferred to other real estate and repossessed assets	10,550	7,042
Business combination:
Fair value of tangible assets acquired (noncash)	753,671	-
Goodwill and identifiable intangible assets acquired	49,555	-
Liabilities assumed	736,706	-
Common stock issued	83,697	-

See accompanying notes to consolidated financial statements.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010

Note 1:  Significant Accounting Policies

Nature of Operations

Chemical Financial Corporation (Chemical or Corporation) operates in a single operating segment - commercial banking. The Corporation is a financial holding company, headquartered in Michigan that operated through two commercial banks, Chemical Bank and Byron Bank, as of June 30, 2010. Byron Bank was acquired in the acquisition of O.A.K. Financial Corporation (OAK) on April 30, 2010 and was consolidated with and into Chemical Bank on July 23, 2010. Chemical Bank operates primarily within the State of Michigan as a state-chartered commercial bank. Chemical Bank operates through an internal organizational structure of four regional banking units, offering a full range of commercial banking and fiduciary products and services to the residents and business customers in the bank's geographical market areas. The products and services offered by the regional banking units, through branch banking offices, as well as the pricing of these products and services, are generally consistent throughout the Corporation. The marketing of products and services throughout the Corporation's regional banking units is generally uniform, as many of the markets served by the regional banking units overlap. The distribution of products and services is uniform throughout the Corporation's regional banking units and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products. Byron Bank operated as a state-chartered commercial bank and offered generally the same products and services as Chemical Bank.

The Corporation's primary sources of revenue are from its loan products and investment securities.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments believed necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009.

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

Use of Estimates

Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, fair value amounts related to the acquisition of OAK on April 30, 2010, pension expense, income taxes, goodwill and other assets that require fair value measurement. Actual results could differ from these estimates. The Corporation utilized estimates and assumptions in recording the assets and liabilities associated with OAK at fair value as of the acquisition date. The Corporation expects these estimates and assumptions will be revised as additional information that existed as of the acquisition date is obtained.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010

Business Combinations

On April 30, 2010, the Corporation acquired 100% of OAK for total consideration of $83.7 million. The total consideration of $83.7 million exchanged to purchase the 100% interest of OAK consisted of the issuance of 3,529,772 shares of Chemical common stock with a total value of $83.7 million based upon a market price per share of Chemical of $23.70 at the acquisition date, the exchange of 26,425 vested stock options for the outstanding vested stock options of OAK with a value of the exchange at the acquisition date of approximately $41,000, and approximately $8,000 of cash in lieu of fractional shares. The issuance of 3,529,772 shares of Chemical common stock was based on an exchange rate of 1.306 times the 2,703,009 outstanding shares of OAK at the acquisition date.

Pursuant to the guidance of ASC 805, Business Combinations (formerly SFAS 141(R)) effective for all acquisitions with closing dates after January 1, 2009, the Corporation recognized the assets acquired and the liabilities assumed in the OAK acquisition at their fair values as of the acquisition date with the related acquisition and restructuring costs expensed in the current period. The Corporation recorded $39.2 million of goodwill in conjunction with the acquisition which represented the purchase price over the fair values of the identifiable net assets acquired. Additionally, the Corporation recorded $10.3 million of other intangible assets as a result of the OAK acquisition attributable to core deposits, mortgage servicing rights and non-compete agreements acquired.

ASC 805 affords a measurement period beyond the acquisition date which allows the Corporation the opportunity to finalize the acquisition accounting in the event that new information is identified that existed as of the acquisition date but was not known by the Corporation at that time. The Corporation anticipates that measurement period adjustments could arise from adjustments to the fair values of assets and liabilities recognized at the acquisition date as additional information is obtained such as appraisals of collateral securing loans and fixed assets, contracts, legal documentation and selected key borrower data. In the event that a measurement period adjustment is identified, the Corporation will recognize the adjustment as part of its acquisition accounting which may result in an adjustment to goodwill recorded.

See Note 2 for further information regarding the OAK acquisition.

Trading Securities Acquired in the Business Combination

The Corporation acquired $2.5 million of preferred securities in the acquisition of OAK. These preferred securities were classified by the Corporation as trading securities on April 30, 2010 and are recorded at fair value. Trading securities are intended to be sold in the near-term and are reported at fair value with realized and unrealized gains and losses included in earnings. At June 30, 2010, the Corporation held $1.4 million of these preferred securities.

Originated Loans

Originated loans include all of the Corporation's portfolio loans, excluding loans acquired in the OAK transaction.

Originated loans are stated at their principal amount outstanding, net of unearned income, charge-offs and unamortized deferred fees and costs. Interest income on loans is reported based on the level-yield method and includes amortization of deferred loan fees and costs over the loan term. Net loan commitment fees for commitment periods greater than one year are deferred and amortized into fee income on a straight-line basis over the commitment period.

Loan interest income is recognized on the accrual basis. The past due status of a loan is based on the loan's contractual terms. A loan is placed in the nonaccrual category when principal or interest is past due 90 days or more (120 days or more on real estate residential loans), unless the loan is both well-secured and in the process of collection, or earlier when, in the opinion of management, there is sufficient reason to doubt the collectibility of principal or interest. Interest previously accrued, but not collected, is reversed and charged against interest income at the time the loan is placed in nonaccrual status. The subsequent recognition of interest income on a nonaccrual loan is then recognized only to the extent cash is received and where future collection of principal is probable. Loans are returned to accrual status when principal and interest payments are brought current, payments have been received consistently for a period of time and collectibility is no longer in doubt.

Nonperforming originated loans are comprised of those loans accounted for on a nonaccrual basis, accruing loans contractually past due 90 days or more as to interest or principal payments and loans modified under troubled debt restructurings (nonperforming loans).

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010

Loans Acquired in a Business Combination

Loans with an outstanding principal balance of $683 million were acquired in the acquisition of OAK which resulted in recognition of a discount attributable, in part, to credit quality, which was recorded as a reduction of the loans' outstanding principal balance in the consolidated statement of financial position (acquired loans). The Corporation understands, as outlined in the AICPA's open letter to the Office of the Chief Accountant of the Securities and Exchange Commission dated December 18, 2009, that pending further standard setting, a corporation may elect to account for such acquired loans pursuant to the provisions of either ASC 310-20 (formerly FASB Statement No. 91) or ASC 310-30 (formerly Statement of Position 03-3). The Corporation has elected to account for these loans pursuant to ASC 310-30 and will follow the accounting and disclosure guidance of ASC 310-30. None of the acquired loans are classified as debt securities.

Acquired loans were recorded at fair value without a carryover of OAK's allowance for loan losses. The calculation of the fair value of the acquired loans entails estimating the amount and timing of both principal and interest cash flows expected to be collected on such loans and then discounting those cash flows at market interest rates. The excess of a loan's expected cash flows at the acquisition date over its estimated fair value is referred to as the "accretable yield," which is recognized into interest income over the remaining life of the loan on a level-yield basis. The difference between a loan's contractually required principal and interest payments at the acquisition date and the cash flows expected to be collected at the acquisition date is referred to as the "nonaccretable difference," which includes an estimate of future credit losses expected to be incurred over the life of the loan. Decreases to the expected cash flows in subsequent periods will require the Corporation to record a provision for loan losses. Improvements in expected cash flows in future periods will result in reversing a portion of the nonaccretable difference, which is then classified as part of the accretable yield and subsequently recognized into interest income over the remaining life of the loan.

Under the provisions of ASC 310-30, the Corporation aggregated acquired loans into 14 pools based upon common risk characteristics. A pool is considered as a single unit of accounting for the purposes of applying the guidance as described above. A loan will be removed from a pool of acquired loans only if the loan is sold, foreclosed, paid-off, or written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and the cash, fair value of the collateral, or other assets received will be recognized in earnings immediately and would not affect the effective yield used to recognize the accretable difference on the remaining pool. The Corporation will estimate the cash flows expected to be collected over the life of the pools of loans at acquisition and quarterly thereafter, based on a set of assumptions including expectations as to default rates, prepayment rates and loss severities. In the event that the updated expected cash flows increase in a pool from those originally projected at acquisition date, the Corporation will adjust the accretable yield amount with a resulting change in the amount recognized in income in subsequent periods. In the event that the updated expected cash flows in a pool decrease from those originally projected at the acquisition date, the Corporation will consider that loan pool impaired which results in the Corporation accruing a provision for loan losses with a corresponding adjustment to the accretable yield and the nonaccretable difference balances.

Upon acquisition, the OAK loan portfolio had contractually required principal and interest payments receivable of $729 million, expected cash flows of $686 million and a fair value of $631 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $43 million. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $55 million. Both contractually required payments receivable and expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At June 30, 2010, the outstanding principal balance and the carrying amount of the acquired loan portfolio were $665 million and $613 million, respectively, and there was no related allowance for loan losses at that date.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010

Activity for the accretable yield of acquired loans follows:

Accretable Yield
(In thousands)
Balance at OAK acquisition date	$55,587
Additions	-
Disposals	-
Accretion	(6,133)
Reclassifications from (to) nonaccretable difference	-
Balance at June 30, 2010	$49,454

Impaired Loans

A loan is defined to be impaired when it is probable that payment of principal and interest will not be made in accordance with the contractual terms of the loan agreement. All nonaccrual commercial, real estate commercial and real estate construction originated and acquired loans and originated and acquired loans modified under troubled debt restructurings have been determined by the Corporation to meet the definition of an impaired loan. Other commercial, real estate commercial and real estate construction originated and acquired loans may also be considered an impaired loan. Loans acquired in a business combination that meet the definition of an impaired loan are included even though the amortization of the accretable yield results in interest income recognition on these loans. Impaired loans are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the estimated fair value of the collateral, if the loan is collateral dependent. A portion of the allowance for loan losses may be allocated to impaired loans. All impaired loans are evaluated individually to determine whether or not a valuation allowance is required.

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

The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option is elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Corporation to record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At June 30, 2010, December 31, 2009 and June 30, 2009, the Corporation had not elected the fair value option for any financial assets or liabilities.

Share-Based Compensation

The Corporation has granted stock options and restricted stock performance units to certain executive and senior management employees. The Corporation accounts for share-based compensation expense for stock options using the modified-prospective transition method. Under that method, compensation expense is recognized for all of the Corporation's stock option awards granted after December 31, 2005, based on the estimated grant date fair value as computed using the Black-Scholes option pricing model. The fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service period. Compensation expense for restricted stock performance units is recognized based on the grant date fair value of the awards over the expected requisite performance period.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010

Taxes

The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate is primarily a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses, including certain acquisition-related transaction expenses, relative to pretax income and tax credits.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at the enacted tax rates expected to be applied to taxable income in the years in which those differences are expected to be recovered or settled. Income tax positions are evaluated to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50% likely to be realized. Reserves for contingent tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of audit examinations. The Corporation had no reserve for contingent income tax liabilities recorded at June 30, 2010.

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

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per common share computations:
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Numerator for both basic and diluted earnings per common share, net income	$ 4,391	$ 2,294	$ 6,680	$ 5,012

Denominator for basic earnings per common share, weighted average common shares outstanding	26,270	23,890	25,093	23,890
Weighted average common stock equivalents	30	18	24	14
Denominator for diluted earnings per common share	26,300	23,908	25,117	23,904

Basic earnings per common share	$0.17	$0.10	$0.27	$0.21
Diluted earnings per common share	0.17	0.10	0.27	0.21

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010

The average number of exercisable employee stock option awards outstanding that were "out-of-the-money," whereby the option exercise price per share exceeded the market price per share and therefore were not included in the computation of diluted earnings per common share were as follows: 562,116 and 505,325 for the three months ended June 30, 2010 and 2009, respectively, and 560,644 and 490,507 for the six months ended June 30, 2010 and 2009, respectively.

Equity

In January 2008, the board of directors of the Corporation authorized management to repurchase up to 500,000 shares of the Corporation's common stock. Since the January 2008 authorization, the Corporation has not repurchased any shares.

On April 20, 2009, the shareholders of the Corporation authorized the board of directors of the Corporation to issue up to 200,000 shares of preferred stock in connection with either an acquisition by the Corporation of an entity that has shares of preferred stock issued and outstanding pursuant to any program established by the United States government or participation by the Corporation in any program established by the United States government. As of June 30, 2010, no shares of preferred stock were issued and outstanding.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of related tax benefits (expense), at June 30, 2010, December 31, 2009 and June 30, 2009 were as follows:
	June 30, 2010	December 31, 2009	June 30, 2009
	(In thousands)
Net unrealized gains on investment securities-available-for-sale, net of related tax expense of $(1,853) at June 30, 2010, $(1,646) at December 31, 2009 and $(1,838) at June 30, 2009.	$ 3,442	$ 3,058	$ 3,413
Pension and other postretirement benefits adjustment, net of related tax benefit of $8,427 at June 30, 2010, $8,456 at December 31, 2009, and $8,572 at June 30, 2009.	(15,651)	(15,705)	(15,920)
Accumulated other comprehensive loss	$(12,209)	$(12,647)	$(12,507)

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010

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

Loans Acquired in a Transfer:  In April 2010, the FASB issued ASU No. 2010-18, Receivable, (Topic 310) - Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset (ASU 2010-18). ASU 2010-18 clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. Loans that are accounted for individually are not impacted by this amendment and thus continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, as applicable. ASU 2010-18 is effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010 and is to be applied prospectively with early application permitted. The adoption of ASU 2010-18 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

Disclosures About Credit Quality: On July 21, 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20). ASU 2010-20 requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under ASU 2010-20, allowance for credit losses and period-end financing receivables are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and delinquency/nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the loan portfolio's risk and performance. ASU 2010-20 is effective for interim and annual reporting periods after December 15, 2010.  As ASU 2010-20 only amends disclosure requirements, adoption of ASU 2010-20 for the Corporation's reporting period ending December 31, 2010 will not have an impact on the Corporation's consolidated financial condition or results of operations.

Note 2: Acquisitions

O.A.K. Financial Corporation

On April 30, 2010, the Corporation acquired 100% of OAK for total consideration of $83.7 million. The total consideration of $83.7 million exchanged to purchase the 100% interest of OAK consisted of the issuance of 3,529,772 shares of Chemical common stock with a total value of $83.7 million based upon a price per share of Chemical of $23.70 at the acquisition date, the exchange of 26,425 vested stock options for the outstanding vested stock options of OAK with a value of the exchange at the acquisition date of approximately $41,000 and approximately $8,000 of cash in lieu of fractional shares. The issuance of 3,529,772 shares of Chemical common stock was based on an exchange rate of 1.306 times the 2,703,009 outstanding shares of OAK at the acquisition date. There are no contingencies resulting from the acquisition.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010

OAK, a bank holding company, owned Byron Bank, which provided traditional banking services and products through 14 banking offices serving communities in Ottawa, Allegan and Kent counties in west Michigan. At June 30, 2010, Byron Bank owned two operating subsidiaries, Byron Investment Services, which offers mutual fund products, securities, brokerage services, retirement planning services and investment management and advisory services, and O.A.K. Title Insurance Agency, which offers title insurance to buyers and sellers of residential and commercial properties. Byron Investment Services and O.A.K. Title Insurance Agency are expected to be dissolved and/or liquidated by December 31, 2010, as these products and services are currently being offered through existing subsidiaries of Chemical Bank. At the acquisition date, OAK had total assets of $820 million, which included $631 million of loans, and $693 million of total deposits, including core deposits of $495 million.

In connection with the acquisition of OAK, the Corporation recorded $39.2 million of goodwill. Goodwill recorded is primarily attributable to the synergies and economies of scale expected from combining the operations of Chemical and OAK. In addition, the Corporation recorded $10.3 million of other intangible assets in conjunction with the acquisition. The other intangible assets represent the value attributable to core deposits, mortgage servicing rights and non-compete agreements acquired.

As of the acquisition date, Byron Bank became a wholly owned subsidiary of Chemical. Byron Bank was consolidated with and into Chemical Bank on July 23, 2010. The $39.2 million of goodwill recognized in the acquisition of OAK was allocated at the acquisition date to Byron Bank and, therefore, upon the consolidation of Byron Bank with and into Chemical Bank, the goodwill of $39.2 million and other intangible assets of $10.3 million became intangible assets of Chemical Bank.

The results of the merged OAK operations are presented within Chemical's consolidated financial statements from the acquisition date. Included in the consolidated statements of income was total revenue and net income, exclusive of $2.3 million of acquisition-related transaction expenses, of $6.6 million and $1.9 million, respectively, attributable to Byron Bank from the acquisition date through June 30, 2010.

The summary computation of the purchase price, including preliminary adjustments to reflect OAK assets acquired and liabilities assumed at fair value, and the allocation of the purchase price to the net assets of OAK are presented below. The acquisition accounting presented below may be adjusted during a measurement period beyond the acquisition date that provides the Corporation with the opportunity to finalize the acquisition accounting in the event that new information is identified that existed as of the acquisition date but was not known by the Corporation at that time. The Corporation anticipates that measurement period adjustments could arise from adjustments to the fair values of assets and liabilities recognized at the acquisition date as additional information is obtained such as appraisals of collateral securing loans and fixed assets, contracts, legal documentation and selected key borrower data. In the event that a measurement period adjustment is identified, the Corporation will recognize the adjustment as part of its acquisition accounting, which may result in an adjustment to goodwill recorded.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010
Purchase Price Summary (In thousands, except share data)		As of April 30, 2010
Purchase Price
OAK common shares outstanding at April 30, 2010	2,703,009
Chemical exchange ratio	1.306
Chemical shares issued at the market price of $23.70 per share at April 30, 2010	3,529,772	$83,656
Fair value of OAK options converted to Chemical options		41
Cash paid in lieu of fractional shares		8
Total purchase price		$83,705

Net assets acquired
OAK stockholders' equity		$68,379
Preliminary adjustments to reflect fair value of net assets acquired
Loans		(52,578)	(1)
Allowance for loan losses		15,250	(2)
Core deposit intangibles		8,914
Other intangibles, including mortgage servicing rights		1,244
Deferred tax asset, net		12,631	(3)
Deposits		(4,833)	(4)
Federal Home Loan Bank advances		(1,436)	(4)
Accrued expenses and other liabilities		(3,107)	(5)
Adjusted net assets acquired		44,464

Excess of purchase price over fair value of adjusted net assets acquired		$39,241

(1)	Adjust loans acquired from OAK to fair value, includes both an interest rate component and a credit component for estimated inherent losses within OAK's loan portfolio.
(2)	Reverse allowance for loan losses for OAK as credit risk is included in the estimated fair value adjustment in (1) above.
(3)	Adjust for federal income tax effect of fair value adjustments at 35%.
(4)	Adjust fixed rate interest-bearing deposit liabilities and FHLB borrowings to estimated fair value based on discounted future cash flows.
(5)	Adjust for recognition of change of control agreements and other acquired liabilities of OAK.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010

Allocation of Purchase Price

The preliminary acquisition date estimated fair values of the assets acquired and liabilities assumed of OAK were as follows (in thousands):
Assets
Cash and cash equivalents	$ 17,185
Investment securities	69,561
Other securities	5,320
Loans	630,575
Premises and equipment	14,645
Goodwill	39,241
Other intangible assets	10,314
Deferred tax asset, net	18,547
Interest receivable and other assets	15,023
Total assets	$820,411

Liabilities
Deposits	$693,241
Interest payable and other liabilities	7,602
Federal Home Loan Bank (FHLB) advances	35,863
Total liabilities	736,706
Total acquisition cost	$ 83,705

Other intangible assets acquired in the OAK acquisition at April 30, 2010, consisted of the following (in thousands):
Other Intangible Assets:	Fair Value	Weighted Avg. Life	Amortization Method
Core deposit intangible assets	$8,945	4.7 years	Accelerated basis
Mortgage servicing rights	691	3.0 years	Accelerated basis
Non-compete agreements	678	1.4 years	Straight-line
Total	$10,314

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010

The following unaudited pro forma combined results of operations of Chemical and OAK presents results as if the acquisition had been completed as of the beginning of each period indicated. The unaudited pro forma combined results of operations are presented solely for information purposes and are not intended to represent or be indicative of the consolidated results of operations that Chemical would have reported had this transaction been completed as of the dates and for the periods presented, nor are they necessarily indicative of future results. In particular, no adjustments have been made to eliminate the amount of OAK's provision for loan losses incurred prior to the acquisition date that would not have been necessary had the acquired loans been recorded at fair value as of the beginning of each period indicated. In accordance with SEC Regulation S-X, Article 11, transaction costs directly attributable to the acquisition have been excluded.

Unaudited Pro Forma Combined Results of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Interest income	$56,273	$58,723	$112,475	$117,512
Interest expense	10,643	14,386	22,347	29,530
Net interest income	45,630	44,337	90,128	87,982
Provision for loan losses	13,100	16,575	29,900	31,550
Net interest income after provision for loan losses	32,530	27,762	60,228	56,432
Noninterest income	13,712	13,682	25,223	26,610
Operating expenses	34,991	36,748	69,558	72,758
Income before income taxes	11,251	4,696	15,893	10,284
Federal income tax expense	3,498	915	4,598	2,058
Net income	$ 7,753	$ 3,781	$ 11,295	$ 8,226

Net income per common share:
Basic	$0.28	$0.14	$0.41	$0.30
Diluted	$0.28	0.14	$0.41	0.30

Weighted average shares outstanding:
Basic	27,434	27,420	27,433	27,420
Diluted	27,464	27,438	27,458	27,434

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010

Note 3:  Investment Securities

Investment securities-trading securities of $1.4 million held by the Corporation at June 30, 2010 were acquired as part of the OAK acquisition and comprised preferred stock securities of two large banks. The Corporation utilized the observable market price of these preferred securities at June 30, 2010 to estimate the fair value of these securities at that date.

The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at June 30, 2010, December 31, 2009 and June 30, 2009:
	Investment Securities Available-for-Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
June 30, 2010
Government sponsored agencies	$163,194	$ 730	$ 82	$163,842
State and political subdivisions	47,312	561	-	47,873
Residential mortgage-backed securities	152,112	4,582	335	156,359
Collateralized mortgage obligations	247,407	661	711	247,357
Corporate bonds	29,230	135	246	29,119
Total	$639,255	$6,669	$1,374	$644,550

December 31, 2009
Government sponsored agencies	$190,920	$1,228	$ 163	$191,985
State and political subdivisions	3,506	56	-	3,562
Residential mortgage-backed securities	150,325	4,174	294	154,205
Collateralized mortgage obligations	223,806	298	346	223,758
Corporate bonds	19,260	209	458	19,011
Total	$587,817	$5,965	$1,261	$592,521

June 30, 2009
U.S. Treasury	$ 10,099	$ 37	$ -	$ 10,136
Government sponsored agencies	151,781	2,697	-	154,478
State and political subdivisions	4,072	75	-	4,147
Residential mortgage-backed securities	146,554	4,053	110	150,497
Collateralized mortgage obligations	130,537	109	846	129,800
Corporate bonds	43,802	195	959	43,038
Total	$486,845	$7,166	$1,915	$492,096

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010
	Investment Securities Held-to-Maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
June 30, 2010
State and political subdivisions	$154,796	$2,400	$1,106	$156,090
Trust preferred securities	10,500	-	6,875	3,625
Total	$165,296	$2,400	$7,981	$159,715

December 31, 2009
State and political subdivisions	$120,447	$1,954	$ 679	$121,722
Residential mortgage-backed securities	350	33	-	383
Trust preferred securities	10,500	-	6,875	3,625
Total	$131,297	$1,987	$7,554	$125,730

June 30, 2009
State and political subdivisions	$133,616	$1,143	$1,671	$133,088
Residential mortgage-backed securities	440	29	-	469
Trust preferred securities	10,500	-	7,925	2,575
Total	$144,556	$1,172	$9,596	$136,132

At June 30, 2010, the Corporation held $10.5 million of trust preferred investment securities that were recorded as held-to-maturity, with $10.0 million of these securities representing a 100% interest in a trust preferred investment security of a small non-public bank holding company in Michigan that was purchased in the second quarter of 2008 and $0.5 million representing a 10% interest in another trust preferred investment security of a small non-public bank holding company located in Michigan.

At June 30, 2010, it was the Corporation's opinion that the market for trust preferred securities was not active, and thus, in accordance with GAAP, when there is a significant decrease in the volume and activity for an asset or liability in relation to normal market activity, adjustments to transaction or quoted prices may be necessary or a change in valuation technique or multiple valuation techniques may be appropriate. The fair values of the trust preferred investment securities were based upon a calculation of discounted cash flows. The cash flows were discounted based upon both observable inputs and appropriate risk adjustments that market participants would make for nonperformance, illiquidity and issuer specifics. An independent third party provided the Corporation with observable inputs based on the existing market and insight into appropriate rate of return adjustments that market participants would require for the additional risk associated with a single issue investment security of this nature. Using a model that incorporated the average current yield of publicly traded performing trust preferred securities of large financial institutions with no known material financial difficulties at June 30, 2010, and adjusted for both illiquidity and the specific characteristics of the issuer, such as size, leverage position and location, the Corporation calculated an implied yield of 35% on its $10.0 million trust preferred investment security and 25% on its $0.5 million trust preferred investment security. Based upon these implied yields, the fair values of the trust preferred investment securities were calculated by the Corporation at $3.5 million and $0.1 million, respectively, resulting in a combined impairment of $6.9 million. At June 30, 2010, the Corporation concluded that the $6.9 million of combined impairment on these trust preferred investment securities was temporary in nature.

The following is a summary of the amortized cost and fair value of investment securities at June 30, 2010, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010
	June 30, 2010
	Amortized Cost	Fair Value
Investment Securities Available-for-Sale:	(In thousands)
Due in one year or less	$177,334	$178,195
Due after one year through five years	356,904	359,415
Due after five years through ten years	75,331	75,812
Due after ten years	29,686	31,128
Total	$639,255	$644,550
Investment Securities Held-to-Maturity:
Due in one year or less	$ 21,028	$ 21,145
Due after one year through five years	74,053	74,742
Due after five years through ten years	36,203	36,473
Due after ten years	34,012	27,355
Total	$165,296	$159,715

The following summarizes information about investment securities with gross unrealized losses at June 30, 2010 and December 31, 2009, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position. Investment securities acquired in the OAK transaction were recorded at fair value at the acquisition date of April 30, 2010, and are included in the following table based upon the length of time that individual securities were in a continuous unrealized loss position since the acquisition date.
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2010	(In thousands)
Government sponsored agencies	$ 21,237	$ 82	$ -	$ -	$ 21,237	$ 82
State and political subdivisions	34,383	844	10,427	262	44,810	1,106
Residential mortgage-backed securities	46,896	335	-	-	46,896	335
Collateralized mortgage obligations	98,813	689	13,126	22	111,939	711
Corporate bonds	-	-	2,241	246	2,241	246
Trust preferred securities	-	-	3,625	6,875	3,625	6,875
Total	$201,329	$1,950	$29,419	$7,405	$230,748	$9,355

December 31, 2009
Government sponsored agencies	$ 47,633	$ 163	$ -	$ -	$ 47,633	$ 163
State and political subdivisions	30,959	530	1,955	149	32,914	679
Residential mortgage-backed securities	26,709	294	-	-	26,709	294
Collateralized mortgage obligations	100,832	311	9,364	35	110,196	346
Corporate bonds	218	6	2,031	452	2,249	458
Trust preferred securities	-	-	3,625	6,875	3,625	6,875
Total	$206,351	$1,304	$16,975	$7,511	$223,326	$8,815

June 30, 2009
State and political subdivisions	$ 57,525	$1,485	$ 1,519	$ 186	$ 59,044	$ 1,671
Residential mortgage-backed securities	11,005	110	-	-	11,005	110
Collateralized mortgage obligations	110,296	846	-	-	110,296	846
Corporate bonds	3,168	56	9,074	903	12,242	959
Trust preferred securities	-	-	2,575	7,925	2,575	7,925
Total	$181,994	$2,497	$13,168	$9,014	$195,162	$11,511

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010

than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the intent of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of amortized cost and (iv) whether it is more-likely-than-not that the Corporation will be required to sell its investment prior to recovery.

An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security, as of June 30, 2010, represented OTTI. Management believed that the unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates, increased credit spreads and reduced market liquidity and not as a result of credit-related issues. Unrealized losses of $0.2 million in the corporate bond portfolio was attributable to one issuer experiencing declining credit quality. Unrealized losses of $6.9 million in the trust preferred securities portfolio, related to trust preferred securities from two well-capitalized bank holding companies, were attributable to illiquidity in certain financial markets. The Corporation performed an analysis of the creditworthiness of these issuers and concluded that, at June 30, 2010, the Corporation expected to recover the entire amortized cost basis of these investment securities.

As of June 30, 2010, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it is more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, as of June 30, 2010, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. Additionally, no impairment loss was realized in the Corporation's consolidated statements of income for the three and six months ended June 30, 2010. However, there is no assurance that OTTI may not occur in the future.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010

Note 4:  Nonperforming Assets, Allowance for Loan Losses and Impaired Loans

The following schedule summarizes nonperforming loans within the originated portfolio, other real estate and repossessed assets and nonperforming loans within the acquired portfolio.

	June 30, 2010	December 31, 2009	June 30, 2009
		(In thousands)
Originated Portfolio:
Nonaccrual loans:
Commercial	$ 21,643	$ 19,309	$ 20,371
Real estate commercial	57,085	49,419	50,067
Real estate construction	13,397	15,184	17,935
Real estate residential	12,499	15,508	15,905
Consumer	3,357	7,169	5,666
Total nonaccrual loans	107,981	106,589	109,944
Accruing loans past due 90 days or more:
Commercial	2,108	1,371	1,201
Real estate commercial	2,030	3,971	1,542
Real estate construction	436	1,990	259
Real estate residential	2,842	3,614	6,236
Consumer	885	787	1,264
Total accruing loans past due 90 days or more	8,301	11,733	10,502
Troubled debt restructurings-commercial loans	7,791	-	-
Troubled debt restructurings-real estate residential loans	18,856	17,433	3,981
Total nonperforming loans of originated portfolio	142,929	135,755	124,427
Other real estate and repossessed assets (1)	21,724	17,540	18,344
Total nonperforming assets	$164,653	$153,295	$142,771

Acquired Portfolio(2):
Nonaccrual loans	$ 7,692	$ -	$ -
Troubled debt restructurings	2,358	-	-
Total nonperforming loans of acquired portfolio	$10,050	$ -	$ -

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held for sale, including properties acquired in the OAK transaction.

(2)

Represents the carrying value of those loans acquired in the OAK transaction that met the Company's definition of a nonperforming loan at June 30, 2010, but for which the risk of credit loss was already considered in the fair value estimate at the acquisition date.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010

The following summarizes the changes in the allowance for loan losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Balance at beginning of period	$84,155	$62,562	$ 80,841	$57,056
Provision for loan losses	12,700	15,200	26,700	29,200
Loans charged off:
Commercial	(1,438)	(3,289)	(2,803)	(6,579)
Real estate commercial	(2,108)	(1,930)	(4,397)	(4,519)
Real estate construction	(643)	(762)	(1,287)	(2,462)
Real estate residential	(1,747)	(1,043)	(4,920)	(1,278)
Consumer	(2,361)	(1,544)	(6,788)	(2,797)
Total loan charge-offs	(8,297)	(8,568)	(20,195)	(17,635)

Recoveries of loans previously charged off:
Commercial	171	130	544	335
Real estate commercial	29	226	199	313
Real estate construction	1	-	1	-
Real estate residential	175	127	360	209
Consumer	568	279	1,052	478
Total loan recoveries	944	762	2,156	1,335
Net loan charge-offs	(7,353)	(7,806)	(18,039)	(16,300)
Balance as of June 30	$89,502	$69,956	$89,502	$69,956

An allowance for loan losses related to acquired loans was not required at June 30, 2010.

The Corporation's originated loan portfolio and acquired loan portfolio totaled $3.03 billion and $613.4 million, respectively, at June 30, 2010. The following summarizes credit quality statistics for the originated portfolio:
	June 30, 2010	December 31, 2009	June 30, 2009
Nonperforming originated loans as a percent of total originated loans	4.71%	4.54%	4.18%
Nonperforming assets as a percent of total assets	3.22%	3.61%	3.57%
Net loan charge-offs as a percent of average total loans (year-to-date, annualized)	1.12%	1.18%	1.10%
Allowance for loan losses as a percent of total originated loans	2.95%	2.70%	2.35%
Allowance for loan losses as a percent of nonperforming originated loans	63%	60%	56%

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010

The following schedule summarizes impaired loan information:
	June 30, 2010		December 31, 2009	June 30, 2009
	(In thousands)
Impaired commercial, real estate commercial and real estate construction loans (including troubled debt restructurings-commercial loans):
With valuation allowance	$ 45,014		$ 38,217	$39,772
With no valuation allowance	63,725	(1)	45,695	52,582
Total impaired commercial, real estate commercial and real estate construction loans	108,739		83,912	92,354
Troubled debt restructurings-real estate residential loans	18,856		17,433	-
Total impaired loans	$127,595		$101,345	$92,354

(1)

Includes $9.3 million of commercial, real estate commercial and real estate construction loans acquired in the OAK transaction that were not performing in accordance with original contractual loan terms.

The following summarizes valuation allowances on impaired loans:
	June 30, 2010	December 31, 2009	June 30, 2009
	(In thousands)
Valuation allowance on impaired commercial, real estate commercial and real estate construction loans	$14,459	$10,507	$11,556
Valuation allowance on modified residential real estate loans	991	681	-
Total valuation allowance on impaired loans	$15,450	$11,188	$11,556

Note 5:  Intangible Assets

The Corporation has recorded four types of intangible assets: goodwill, core deposit intangible assets, mortgage servicing rights (MSRs) and non-compete agreements. Goodwill, core deposit intangible assets and non-compete agreements arose as the result of business combinations or other acquisitions. MSRs arose as a result of selling residential real estate mortgage loans in the secondary market while retaining the right to service these loans and receive servicing income over the life of the loan, as well as the result of the OAK acquisition. Amortization is recorded on the core deposit intangible assets, MSRs and non-compete agreements.

During the second quarter of 2010, the Corporation acquired OAK, which resulted in the recognition of $39.2 million of goodwill. Goodwill recorded is primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and OAK. No amount of goodwill recorded in conjunction with this acquisition is deductible for tax purposes. Goodwill is not amortized but is evaluated at least annually for impairment. The annual goodwill impairment review was last performed as of September 30, 2009 and no impairment was indicated. No triggering events have occurred since the annual goodwill impairment review that would require an interim valuation; therefore, the next annual impairment review will be performed as of September 30, 2010.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010

The following table shows the net carrying value of the Corporation's intangible assets:
	June 30, 2010	December 31, 2009	June 30, 2009
	(In thousands)
Goodwill	$109,149	$69,908	$69,908
Core deposit intangible assets	10,791	2,331	2,629
Mortgage servicing rights	3,641	3,077	2,869
Non-compete agreements	591	-	-
Total intangible assets	$124,172	$75,316	$75,406

In conjunction with the OAK acquisition, the Corporation recorded $39.2 million of goodwill, $8.9 million in core deposit intangible assets, $0.7 million of mortgage servicing rights and $0.7 million of non-compete agreements as of the acquisition date. Amortization expense on non-compete agreements totaled $0.1 million during the three and six months ended June 30, 2010. Remaining amortization expense on non-compete agreements that existed at June 30, 2010 was estimated at $0.3 million for both 2010 and 2011.

The following table sets forth the carrying amount, accumulated amortization and amortization expense of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:
	June 30, 2010	December 31, 2009	June 30, 2009
	(In thousands)
Gross original amount	$26,978	$18,033	$18,033
Accumulated amortization	16,187	15,702	15,404
Carrying amount	$10,791	$ 2,331	$ 2,629
Amortization expense for the three months ended June 30	$ 336		$ 217
Amortization expense for the six months ended June 30	$ 485		$ 420

At June 30, 2010, the remaining amortization expense on core deposit intangible assets that existed as of that date had been estimated as follows (in thousands):
2010	$ 875
2011	1,649
2012	1,533
2013	1,367
2014	1,199
2015 and thereafter	4,168
Total	$10,791

There was no impairment valuation allowance recorded on MSRs as of June 30, 2010, December 31, 2009 or June 30, 2009. The Corporation was servicing $865.6 million, $755.1 million and $700.6 million of real estate residential loans as of June 30, 2010, December 31, 2009 and June 30, 2009, respectively. The increase in the amount of loans serviced by the Corporation was largely attributable to the OAK transaction. Amortization expense of MSRs was $0.4 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively, and $0.8 million and $1.2 million for the six months ended June 30, 2010 and 2009, respectively.

Note 6:  Fair Value Measurements

Fair value, as defined by GAAP, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010

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

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Investment securities - trading and available-for-sale are recorded at fair value on a recurring basis. Additionally, the Corporation may be required to record other assets at fair value on a nonrecurring basis, such as impaired loans, goodwill, other intangible assets, other real estate and repossessed assets. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

Level 2

Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 valuations for the Corporation include preferred investment securities, government sponsored agency securities, including securities issued by the Federal Home Loan Bank (FHLB), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), Federal Farm Credit Bank (FFCB) and the Small Business Administration (SBA), securities issued by state and political subdivisions, residential mortgage-backed securities, collateralized mortgage obligations and corporate bonds. Valuations are obtained from a third-party pricing service for these investment securities.

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Investment securities - trading and available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that include market inputs, such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Level 1 securities include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include preferred investment securities, securities issued by government sponsored agencies, securities issued by state and political subdivisions, residential mortgage-backed securities, collateralized mortgage obligations and corporate bonds.

Disclosure of Recurring Basis Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets are as follows:
	Fair Value Measurements - Recurring Basis
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)

June 30, 2010
Investment securities-trading	$ -	$ 1,389	$ -	$ 1,389
Investment securities-available-for-sale:
Government sponsored agencies	-	163,842	-	163,842
State and political subdivisions	-	47,873	-	47,873
Residential mortgage backed securities	-	156,359	-	156,359
Collateralized mortgage obligations	-	247,357	-	247,357
Corporate bonds	-	29,119	-	29,119
Subtotal	-	644,550	-	644,550
Total investment securities	$ -	$645,939	$ -	$645,939

December 31, 2009
Investment securities-available-for-sale	$ -	$592,521	$ -	$592,521

June 30, 2009
Investment securities-available-for-sale	$10,136	$481,960	$ -	$492,096

There were no liabilities recorded at fair value on a recurring basis at June 30, 2010, December 31, 2009 and June 30, 2009.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, an originated loan is considered impaired and an allocation of the allowance for loan losses (valuation allowance) is established or a portion of the loan is charged off. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including the loan's observable market price, the fair value of the collateral or the present value of the expected future cash flows discounted at the loan's effective interest rate. Those impaired loans not requiring a valuation allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Substantially all of the impaired loans were evaluated based on the fair value of the collateral. Impaired loans, where a valuation allowance is established based on the fair value of collateral and/or the loan has been partially charged off, are subject to nonrecurring fair value measurement and require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as a Level 2 valuation. When management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market price or appraised value, the Corporation records the impaired loan as a Level 3 valuation. At June 30, 2010, December 31, 2009 and June 30, 2009, all of the Corporation's impaired loans recorded at fair value on a nonrecurring basis were Level 3 valuations as the Corporation utilized appraised values obtained from independent, third-party appraisers, which were further discounted by the Corporation.

Goodwill is subject to impairment testing on an annual basis. The market and income approach methods were used in the completion of impairment testing at September 30, 2009. These valuation methods require a significant degree of judgment. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by either of the valuation models. Goodwill that is impaired and subject to nonrecurring fair value measurement is a Level 3 valuation. At June 30, 2010, December 31, 2009 and June 30, 2009, no goodwill impairment was recorded, and therefore, no goodwill was recorded at fair value on a nonrecurring basis.

Other intangible assets consist of core deposit intangible assets, MSRs and non-compete agreements. These items are both recorded at fair value when initially recorded. Subsequently, core deposit intangible assets are amortized on an accelerated basis over periods ranging from three to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. The fair value of MSRs is estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, determined by the model, through a valuation allowance. Non-compete agreements are amortized over the term of the underlying non-compete agreement. The Corporation classifies MSRs and non-compete agreements subjected to nonrecurring fair value measurements as Level 3 valuations. At June 30, 2010, December 31, 2009 and June 30, 2009, there was no impairment recorded for core deposit intangibles, MSRs or non-compete agreements, and therefore, no other intangible assets were recorded at fair value on a nonrecurring basis.

The carrying amounts for other real estate (ORE) and repossessed assets (RA) are reported in the consolidated statements of financial position under "Interest receivable and other assets." ORE and RA include real estate and other types of assets repossessed by the Corporation. ORE and RA are recorded at the lower of cost or fair value upon the transfer of a loan to ORE or RA, and subsequently, ORE and RA continue to be measured and carried at the lower of cost or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records ORE and RA subject to nonrecurring fair value measurements as Level 2 valuations. When management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market price or available appraised value, the Corporation records the ORE and RA subject to nonrecurring fair value measurements as nonrecurring Level 3 valuations. At June 30, 2010, December 31, 2009 and June 30, 2009, all of the Corporation's ORE and RA recorded at fair value on a nonrecurring

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010

basis were Level 3 valuations as the Corporation utilized appraised values obtained from independent, third-party appraisers, which were further discounted by the Corporation.

Disclosure of Nonrecurring Basis Fair Value Measurements

The Corporation is required to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost. There were no acquired loans measured at fair value on a nonrecurring basis at June 30, 2010. The following table presents each major category of assets that were recorded at fair value on a nonrecurring basis:
	Fair Value Measurements - Nonrecurring Basis
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
June 30, 2010
Impaired loans:
Commercial	$ -	$ -	$18,292	$18,292
Real estate commercial	-	-	41,137	41,137
Real estate construction - commercial	-	-	7,021	7,021
Total impaired loans	-	-	66,450	66,450
Other real estate / repossessed assets:
Commercial and commercial development	-	-	6,577	6,577
Residential development	-	-	7,528	7,528
Residential real estate	-	-	7,121	7,121
Repossessed assets	-	-	498	498
Total other real estate / repossessed assets	-	-	21,724	21,724
Total	$ -	$ -	$88,174	$88,174

December 31, 2009
Impaired loans	$ -	$ -	$59,016	$59,016
Other real estate / repossessed assets	-	-	17,540	17,540
Total	$ -	$ -	$76,556	$76,556

June 30, 2009
Impaired loans	$ -	$ -	$60,293	$60,293
Other real estate / repossessed assets	-	-	18,041	18,041
Total	$ -	$ -	$78,334	$78,334

There were no liabilities recorded at fair value on a nonrecurring basis at June 30, 2010, December 31, 2009 and June 30, 2009.

Disclosures About Fair Value of Financial Instruments

For interim and annual reporting periods ending after June 15, 2009, GAAP requires disclosures about the estimated fair value of the Corporation's financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis, with the exception that the method of estimating fair value, as prescribed by ASC 820, Fair Value Measurements and Disclosures (ASC 820), for financial instruments not required to be measured on a recurring or nonrecurring basis does not incorporate the exit-price concept of fair value. The Corporation utilized the fair value hierarchy in computing the fair values of its financial instruments. In cases where quoted market prices were not available, the Corporation employed present value methods using

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010

unobservable inputs requiring management's judgment to estimate the fair values of its financial instruments, which are considered Level 3 valuations. These Level 3 valuations are significantly affected by the assumptions made and, accordingly, do not necessarily indicate amounts that could be realized in a current market exchange. Such Level 3 valuations are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments may have a material impact on the Level 3 valuations. In addition, since these Level 3 valuations are made as of a specific point in time, they are susceptible to material near-term changes. Fair values estimated in this manner do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect possible tax ramifications or estimated transaction costs. It is also the Corporation's general practice and intent to hold the majority of its financial instruments until maturity and, therefore, the Corporation does not expect to realize the estimated amounts disclosed.

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010

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

Fair value measurements have not been made for items that are not defined by GAAP as financial instruments, including such items as the value of the Corporation's trust and investment management services and the value of the Corporation's core deposit base. The Corporation believes it is impractical to estimate a representative fair value for these types of assets, even though management believes they add significant value to the Corporation.

A summary of carrying amounts and estimated fair values of the Corporation's financial instruments included in the consolidated statements of financial position are as follows:
	June 30, 2010		December 31, 2009		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$ 396,958	$396,958	$ 360,709	$ 360,709	$ 207,623	$ 207,623
Investment and other securities	838,683	833,102	745,946	740,379	658,780	650,356
Loans held-for-sale	10,871	10,871	8,362	8,362	26,008	26,008
Net loans	3,558,459	3,528,397	2,912,319	2,909,875	2,906,944	2,909,456
Interest receivable	15,604	15,604	14,644	14,644	13,977	13,977

Liabilities:
Deposits without defined maturities	$2,617,734	$2,617,734	$2,131,082	$2,131,082	$1,980,340	$1,980,340
Time deposits	1,581,448	1,597,671	1,287,043	1,302,558	1,150,087	1,165,618
Interest payable	3,217	3,217	2,103	2,103	2,227	2,227
Short-term borrowings	242,271	242,271	240,568	240,568	233,674	233,686
FHLB advances	86,635	88,500	90,000	91,910	115,000	117,334

Note 7:  Employee Benefit Plans

Share-Based Compensation Plans

During the three months ended June 30, 2010 and 2009, total share-based compensation expense related to stock options and restricted stock awards totaled $0.7 million and $0.2 million, respectively. During the six months ended June 30, 2010 and 2009, total share-based compensation expense related to stock options and restricted stock awards totaled $0.9 million and $0.3 million, respectively

Stock Options

The Corporation issues fixed stock options to certain officers. Stock options are issued at the current market price of the Corporation's common stock on the date of grant and generally vest ratably over a three-year period and expire ten years from the date of grant. In conjunction with the acquisition of OAK, during the second quarter of 2010, each unexercised stock option of OAK outstanding at the acquisition date was converted into a vested option to purchase 1.306 shares of the Corporation's common stock. The exercise price per share of the Corporation's common stock for each of these options is equal to the exercise price per share of the OAK unexercised stock option divided by 1.306. In the OAK transaction, each share of OAK common stock was converted into 1.306 shares of Chemical common stock. Accordingly, the Corporation issued 26,425 stock options at a weighted average price of $26.83 per share. The duration and other terms and conditions of these options are the same as the unexercised OAK stock options. During the second quarter of 2010, there were no other stock options granted. During the second quarter of 2009, the Corporation granted options to purchase 70,190 shares of stock to certain officers of the Corporation.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010

A summary of activity for the Corporation's stock options as of and for the six months ended June 30, 2010 is presented below:
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	720,375	$30.02
Issued in OAK transaction	26,425	26.83
Granted	60,365	24.56
Exercised	(1,736)	23.63
Cancelled or expired	(23,045)	31.64
Outstanding at June 30, 2010	782,384	$29.46	5.95	$49

Exercisable/vested at June 30, 2010	596,122	$31.24	5.18	$16

The aggregate intrinsic values of outstanding and exercisable stock options at June 30, 2010 were calculated based on the closing price of the Corporation's common stock on June 30, 2010 of $21.78 per share less the exercise price of those shares. Outstanding and exercisable stock options with intrinsic values less than zero, or "out-of-the-money" stock options, were not included in the aggregate intrinsic value reported.

At June 30, 2010, total unrecognized compensation cost related to stock options amounted to $0.8 million. The cost is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock Awards

In addition to stock options, the Corporation also grants restricted stock performance units to certain officers. The restricted stock performance units vest based on the Corporation achieving targeted earnings per common share levels in the second year after the restricted stock performance units are granted. Generally, the restricted stock performance units are eligible to vest from 0.5x to 1.5x the number of units originally granted depending on which, if any, of the targeted earnings per common share levels are met. However, if the minimum earnings per common share performance level is not achieved, no shares will become vested or be issued for that respective year's restricted stock performance units. Upon achievement of the targeted earnings per common share level, the restricted stock performance units are converted into shares of the Corporation's common stock on a one-to-one basis. Compensation expense related to restricted stock performance units is recognized over the expected requisite performance period.

During the second quarter of 2010, there were no restricted stock units granted. During the second quarter of 2009, the Corporation granted 41,248 restricted stock performance units to certain officers of the Corporation. The weighted average fair value of restricted stock awards during the three months ended June 30, 2009 was $18.04 per share.

A summary of the activity for restricted stock awards as of and for the six months ended June 30, 2010 is presented below:
	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2010	71,576	$19.38
Granted	40,629	22.98
Cancelled or expired	(1,488)	20.44
Outstanding at June 30, 2010	110,717	$20.69

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010

As of June 30, 2010, total unrecognized compensation cost related to restricted stock awards totaled $1.2 million. This cost is recognized based on the expected achievement of the targeted earnings per common share level for the restricted stock performance units over approximately 3 years.

Pension and Other Postretirement Benefit Plans

The components of net periodic benefit cost (income) for the Corporation's qualified and nonqualified pension plans and nonqualified postretirement benefits plan are as follows:

	Defined Benefit Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Service cost	$313	$345	$627	$689
Interest cost	1,209	1,193	2,418	2,385
Expected return on plan assets	(1,431)	(1,355)	(2,862)	(2,709)
Amortization of prior service credit	-	(1)	(1)	(2)
Amortization of unrecognized net loss	124	-	247	-
Net periodic benefit cost	$215	$182	$429	$363

	Postretirement Benefits Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Interest cost	$54	$71	$108	$141
Amortization of prior service credit	(81)	(81)	(162)	(162)
Amortization of unrecognized net loss	-	6	-	12
Net periodic benefit income	$(27)	$(4)	$(54)	$(9)

401(k) Savings Plan expense for the Corporation's match of participants' base compensation contributions and a 4% of eligible pay contribution to certain employees who are not grandfathered under the Pension Plan was $0.6 million for both the three months ended June 30, 2010 and 2009 and $1.1 million for both the six months ended June 30, 2010 and 2009.

For further information on the Corporation's pension and other postretirement benefits, refer to Note 15 to the consolidated financial statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009.

Note 8:  Financial Guarantees

In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer's creditworthiness. At June 30, 2010 and 2009, the Corporation had $43.0 million and $41.7 million, respectively, of outstanding financial and performance standby letters of credit which expire in five years or less. The majority of these standby letters of credit are collateralized. At June 30, 2010, the Corporation's assessment determined there was $0.3 million of probable losses relating to standby letters of credit, which has been recorded as an other liability in the Corporation's statement of financial position.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected the Corporation's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

Acquisition of O.A.K. Financial Corporation

On April 30, 2010, the Corporation acquired 100% of OAK for total consideration of $83.7 million. The total consideration of $83.7 million exchanged to purchase the 100% interest of OAK consisted of the issuance of 3,529,772 shares of Chemical common stock with a total value of $83.7 million based upon a market price per share of Chemical of $23.70 at the acquisition date, the exchange of 26,425 stock options for the outstanding vested stock options of OAK with a value of the exchange equal to approximately $41,000 at the acquisition date, and approximately $8,000 of cash in lieu of fractional shares. There are no contingencies resulting from the acquisition.

OAK, a bank holding company, owned Byron Bank, which provided traditional banking services and products through 14 banking offices serving communities in Ottawa, Allegan and Kent counties in west Michigan. Byron Bank owned two operating subsidiaries, Byron Investment Services, which offers mutual fund products, securities, brokerage services, retirement planning services, and investment management and advisory services and O.A.K. Title Insurance Agency, which offers title insurance to buyers and sellers of residential and commercial properties. At April 30, 2010, OAK had total assets of $820 million, $631 million of loans and $693 million of total deposits, including core deposits of $495 million. The Corporation operated Byron Bank as a separate subsidiary from the acquisition date until July 23, 2010, the date Byron Bank was consolidated with and into Chemical Bank.

In connection with the acquisition of OAK, the Corporation recorded $39.2 million of goodwill. Goodwill recorded is primarily attributable to the synergies and economies of scale expected from combining the operations of Chemical and OAK. In addition, the Corporation recorded $10.3 million of other intangible assets in conjunction with the acquisition. The other intangible assets represent the value attributable to core deposits of $8.9 million, mortgage servicing rights of $0.7 million and non-compete agreements of $0.7 million acquired.

The Corporation has developed exit plans for involuntary employee termination associated with the OAK acquisition. The estimated liabilities recognized for these exit costs and employee termination benefits are approximately $1.2 million, with $1.0 million realized in the second quarter of 2010 and $0.2 million expected to be realized in the third quarter of 2010.

Additional information regarding the acquisition of OAK can be found in the following disclosures:
•	The Forward-Looking Statements section of this Report
•	The Notes to the Consolidated Financial Statements within Item 1of this Report
•	Chemical Current Reports on Form 8-K filed May 7, 2010, May 3, 2010 and January 8, 2010

Critical Accounting Policies

The Corporation's consolidated financial statements are prepared in accordance with GAAP and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management has identified the determination of the allowance for loan losses, accounting for loans acquired in business combinations, pension plan accounting, income and other taxes, fair value measurements and the evaluation of goodwill impairment to be the accounting areas that require the most subjective or complex judgments, and as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the board of directors. The Corporation's significant accounting policies are more fully described in Note 1 to the audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009 and the more significant assumptions and estimates made by management are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009.

During the most recent quarter, due to the acquisition of OAK, management identified accounting for loans acquired in a business combination as a new critical accounting policy, primarily due to the significant judgment involved in estimating future cash flows on acquired loans with deteriorated credit quality. There have been no other material changes to the Corporation's critical accounting policies or the estimates made pursuant to those policies during the most recent quarter.

Summary

The Corporation's net income was $4.4 million, or $0.17 per diluted share, in the second quarter of 2010, compared to net income of $2.3 million, or $0.10 per diluted share, in both the second quarter of 2009 and the first quarter of 2010. The increases in net income and earnings per share were primarily the result of a lower provision for loan losses.

Return on average assets in the second quarter of 2010 was 0.36%, compared to 0.23% in the second quarter of 2009 and 0.22% in the first quarter of 2010, on an annualized basis. Return on average equity in the second quarter of 2010 was 3.3%, compared to 1.9% in the second quarter of 2009 and 2.0% in the first quarter of 2010, on an annualized basis. The increases in these ratios were primarily the result of a lower provision for loan losses.

Total assets were $5.12 billion as of June 30, 2010, up $1.12 billion, or 28.1%, from $4.00 billion at June 30, 2009, and up $0.83 billion, or 19.3%, from $4.29 billion at March 31, 2010. Total loans were $3.65 billion as of June 30, 2010, an increase of $0.67 billion, or 22.5%, from June 30, 2009, and an increase of $0.66 billion, or 22.1%, from March 31, 2010. Total deposits were $4.20 billion as of June 30, 2010, an increase of $1.07 billion, or 34.1%, from June 30, 2009, and an increase of $0.72 billion, or 20.9%, from March 31, 2010.

The increases in assets, loans and deposits in the second quarter of 2010, compared to both the second quarter of 2009 and the first quarter of 2010, were primarily attributable to the OAK acquisition.

At June 30, 2010, tangible shareholders' equity was 8.8% of total assets, compared to 10.5% of total assets at June 30, 2009 and 9.5% of total assets at March 31, 2010. The decline in the tangible equity to assets ratio during the second quarter of 2010 was attributable to the purchase price of OAK exceeding the fair value of the net assets acquired.

Financial Condition

Total Assets

Total assets were $5.12 billion as of June 30, 2010, an increase of $1.12 billion, or 28.1%, from total assets of $4.00 billion as of June 30, 2009 and an increase of $0.83 billion, or 19.3%, from total assets of $4.29 billion as of March 31, 2010.

Interest-earning assets were $4.77 billion at June 30, 2010, an increase of $0.99 billion, or 26.1%, from June 30, 2009 and an increase of $0.70 billion, or 17.1%, from March 31, 2010.

The increases in total assets and interest-earning assets from June 30, 2009 and March 31, 2010 were primarily attributable to the acquisition of OAK on April 30, 2010.

Investment Securities

Investment securities at June 30, 2010 totaled $811.2 million, an increase of $87.4 million, or 12.1%, from December 31, 2009 and an increase of $174.6 million, or 27.4%, from June 30, 2009. The increase in investment securities from December 31, 2009 was primarily due to the acquisition of OAK's investment securities portfolio. The increase in investment securities from June 30, 2009 was also due to increased funds generated by new customer deposits. Collateralized mortgage obligations (CMOs) with variable interest rates and average maturities of less than three years comprised the largest category of investment securities and totaled $247.4 million, or 30.5%, of investment securities at June 30, 2010, compared to $232.4 million, or 33.6%, of investment securities at March 31, 2010 and $129.8 million, or 20.4%, of investment securities at June 30, 2009. The Corporation significantly increased the amount of CMOs with variable interest rates since June 30, 2009 to reduce its interest rate risk in a rising interest rate environment.

The Corporation's investment securities portfolio with a carrying value of $811.2 million at June 30, 2010, had gross impairment of $9.4 million at that date. Management believed that the unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates, increased credit spreads and reduced market liquidity and not a result of credit-related issues. Accordingly, at June 30, 2010, the Corporation believed the impairment in its investment securities portfolio was temporary in nature and, therefore, no impairment loss was realized in the Corporation's consolidated statement of income for the three months ended June 30, 2010. However, due to market and economic conditions, OTTI may occur as a result of material declines in the fair value of investment securities in the future. A further discussion of the assessment of potential impairment and the Corporation's process that resulted in the conclusion that the impairment was temporary in nature follows.

At June 30, 2010, the Corporation's investment securities portfolio included state and political subdivisions securities with gross impairment of $1.1 million, residential mortgage-backed securities and CMOs with combined gross impairment of $1.1 million, corporate bonds with gross impairment of $0.2 million, government sponsored agency securities with gross impairment of $0.1 million and trust preferred securities with gross impairment of $6.9 million.

The state and political subdivisions investment securities included in the held-to-maturity portfolio had an amortized cost totaling $154.8 million with gross impairment of $1.1 million at June 30, 2010. The majority of these investment securities are from issuers primarily located in the State of Michigan and are general obligations of the issuer, meaning the Corporation has the first claim on taxes collected for the repayment of the investment securities. The gross impairment of $1.1 million was attributable to $45.9 million of investment securities, with 90% of these maturing beyond 2011. The Corporation determined that the impairment of $1.1 million at June 30, 2010 was attributable to the change in market interest rates and the steepness of the interest yield curve at June 30, 2010 and the market's perception of the Michigan economy. The Corporation determined that the impairment on these investment securities at June 30, 2010 was temporary in nature.

The residential mortgage-backed securities and CMOs included in the available-for-sale investment securities portfolio had a combined amortized cost of $399.5 million with gross impairment of $1.1 million at June 30, 2010. Virtually all of the impaired investment securities in these two categories are backed by an explicit guarantee of the U.S. government and are AAA rated. The Corporation assessed the impairment on these investment securities and determined that the impairment was attributable to the general decline in market interest rates and volatile prepayment speeds. The Corporation determined that the impairment on these investment securities at June 30, 2010 was temporary in nature.

The Corporation's corporate bond portfolio, included in the available-for-sale securities portfolio, had an amortized cost of $29.2 million, with gross impairment of $0.2 million at June 30, 2010. All of the corporate bonds held at June 30, 2010 were of an investment grade, except one single issue investment security from Lehman Brothers Holdings Inc. (Lehman) and two corporate bonds from American General Finance Corporation (AGFC), a wholly-owned subsidiary of American General Finance Inc. (AGFI), which is wholly-owned indirectly by American International Group (AIG). The investment grade ratings obtained for the balance of the corporate bond portfolio indicated that the obligors' capacities to meet their financial commitments were "strong." During the third quarter of 2008, the Corporation recorded an OTTI loss of $0.4 million related to the write-down of the Lehman bond to fair value as the impairment was deemed to be other-than-temporary and entirely credit related. The Corporation's remaining amortized cost of the Lehman bond was $0.1 million at June 30, 2010. The gross impairment of $0.2 million existing at June 30, 2010 was attributable to one of the corporate bonds from AGFC with an amortized cost of $2.5 million and a maturity date of December 15, 2011. The impairment at June 30, 2010 of $0.2 million on the impaired AGFC bond was unchanged from March 31, 2010 and improved from $0.5 million at December 31, 2009. All 2009 and 2010 quarterly and semi-annual interest payments on both AGFC corporate bonds owned by the Corporation were paid in full on the scheduled payment date. The Corporation performed an assessment of the likelihood that it would collect all of the contractual amounts due under the impaired AGFC corporate bond at June 30, 2010 and determined that the impairment was attributable to a lack of liquidity for this investment and that the impairment was temporary in nature at June 30, 2010.

At June 30, 2010, the Corporation held two trust preferred securities (TRUPs) in the held-to-maturity investment securities portfolio with a combined amortized cost of $10.5 million that had gross impairment of $6.9 million. One TRUP, with an amortized cost of $10.0 million, represented a 100% interest in a TRUP of a small non-public bank holding company in Michigan that was purchased in the second quarter of 2008. At June 30, 2010, the Corporation determined the fair value of this TRUP was $3.5 million. The second TRUP, with an amortized cost of $0.5 million, represented a 10% interest in a TRUP of another small non-public bank holding company in Michigan. At June 30, 2010, the Corporation determined the fair value of this TRUP was $0.1 million. The fair value measurements of the two TRUP investments were developed based upon market pricing observations of much larger banking institutions in an illiquid market adjusted by risk measurements. The fair values of the TRUPs were based on calculations of discounted cash flows and both observable inputs and appropriate risk adjustments that market participants would make for performance, liquidity and issuer specifics. See the additional discussion of the development of the fair values of the TRUPs in Note 3 to the consolidated financial statements.

Management reviewed recent financial information of the issuers of the TRUPs. Based on this review, the Corporation concluded that the significant decline in fair values of the TRUPs, compared to their amortized cost, was not attributable to materially adverse conditions specifically related to the issuers. The issuer of the $10.0 million TRUP has consistently reported net income. At June 30, 2010, the issuer was categorized as "well-capitalized" under applicable regulatory capital adequacy guidelines and had a liquidity position which included over $100 million in investment securities held as available-for-sale. Based on the Corporation's analysis at June 30, 2010, it was the Corporation's opinion that this issuer appeared to be a financially sound institution with sufficient liquidity to meet its financial obligations in 2010. This TRUP is not independently rated. Industry bank ratings for March 31, 2010, obtained from Bauer Financial at www.bauerfinancial.com (Bauer) for subsidiaries of this issuer were rated good and excellent. Common stock cash dividends were paid throughout 2008, 2009 and 2010 by the issuer and the Corporation understands that the issuer's management anticipates cash dividends to continue to be paid in the future. All scheduled quarterly interest payments on this TRUP have been made on a timely basis since it was purchased by the Corporation. The principal of $10.0 million of this TRUP matures in 2038, with interest payments due quarterly.

The issuer of the $0.5 million TRUP reported a net loss in 2009 that was less than the net loss reported in 2008. At March 31, 2010, the issuer was categorized as "well-capitalized" under applicable regulatory capital adequacy guidelines and its subsidiary bank was rated adequate by Bauer based on March 31, 2010 financial data. All scheduled quarterly interest payments on this TRUP have been made on a timely basis since it was purchased by the Corporation. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly.

Based on the information provided by the issuers of both TRUPs, as of June 30, 2010, it was the Corporation's opinion that there had been no material adverse changes in the issuers' financial performance since the TRUPs were issued and purchased by the Corporation and no indication that any material adverse trends were developing that would suggest that the issuers would be unable to make all future principal and interest payments under the TRUPs. Further, based on the information provided by the issuers, the issuers appeared to be financially viable financial institutions with both the credit quality and liquidity necessary to meet financial obligations in 2010. At June 30, 2010, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuers or their subsidiaries. In reviewing all available information regarding the issuers, including past performance and their financial and liquidity position, it was the Corporation's opinion that the future cash flows of the issuers supported the carrying value of the TRUPs at their original cost of $10.5 million at June 30, 2010. There can be no assurance that OTTI losses will not be recognized on the TRUPs or on any other investment security in the future. While the total fair value of the TRUPs was $6.9 million below the Corporation's amortized cost at June 30, 2010, it was the Corporation's assessment that, based on the overall financial condition of the issuers, the impairment at June 30, 2010 was temporary in nature.

At June 30, 2010, the Corporation expected to fully recover the entire amortized cost basis of each impaired investment security in its investment securities portfolio at that date. Furthermore, as of June 30, 2010, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more- likely-than-not that the Corporation would not have to sell any of its impaired investment securities before a full recovery of amortized cost.

At June 30, 2010, the Corporation held preferred securities of two large banks in the trading securities investment securities portfolio totaling $1.4 million. These securities were obtained in the OAK acquisition and were valued at fair value on the acquisition date of April 30, 2010 based on observable market prices of identical preferred securities. No gains or losses were recorded for these securities for the two-month period ended June 30, 2010 because the fair value of these securities at June 30, 2010 was the same as at April 30, 2010.

Loans

Chemical Bank is, and Byron Bank was, a full-service commercial bank and, therefore, the acceptance and management of credit risk is an integral part of the Corporation's business. At June 30, 2010, the Corporation's loan portfolio was $3.65 billion and consisted of loans to commercial borrowers (commercial, real estate commercial and real estate construction) totaling $2.03 billion, or 55.6% of total loans, loans to borrowers for the purpose of acquiring residential real estate totaling $768 million, or 21.1% of total loans, and loans to consumer borrowers secured by various types of collateral totaling $850 million, or 23.3% of total loans, at that date. Loans at fixed interest rates comprised approximately 73% of the Corporation's loan portfolio at June 30, 2010, compared to 80% at March 31, 2010. The decline in the percentage of loans at fixed interest rates was due to the OAK acquisition.

The Corporation maintains loan policies and credit underwriting standards as part of the process of managing credit risk. Underwriting standards are designed to promote relationship banking rather than transactional banking. These standards include providing loans generally only within the Corporation's market areas. The Corporation's lending markets generally consist of communities across the middle to southern and western sections of the lower peninsula of Michigan. The Corporation's lending market areas do not include the southeastern portion of Michigan. The Corporation has no foreign loans or loans to finance highly leveraged transactions. The Corporation's lending philosophy is implemented through strong administrative and reporting controls. The Corporation maintains a centralized independent loan review function, which also monitors asset quality of the loan portfolio.

Total loans were $3.65 billion at June 30, 2010, an increase of $660 million from March 31, 2010, $655 million from December 31, 2009 and $670 million from June 30, 2009. The increases in total loans from March 31, 2010, December 31, 2009 and June 30, 2009 were due primarily to the loans acquired in the acquisition of OAK. At April 30, 2010, OAK's loan portfolio was recorded by the Corporation at its fair value of $631 million and was comprised of commercial loans totaling $192 million, real estate commercial loans totaling $294 million, real estate construction loans totaling $42 million, real estate residential loans totaling $34 million and consumer loans totaling $69 million. A summary of the Corporation's loan portfolio by category follows.

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

Commercial loans were $769.3 million at June 30, 2010, compared to $580.7 million at March 31, 2010 and $584.3 million at December 31, 2009, with the increases due primarily to the acquisition of OAK. Commercial loans represented 21.1% of the Corporation's loan portfolio at June 30, 2010, compared to 19.4% at March 31, 2010 and 19.5% at December 31, 2009.

Real estate commercial loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Real estate commercial loans were $1.08 billion at June 30, 2010, compared to $790.0 million at March 31, 2010 and $785.7 million at December 31, 2009, with the increases due primarily to the acquisition of OAK. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 69%, 27% and 4%, respectively, of the Corporation's real estate commercial loans outstanding at June 30, 2010. Real estate commercial loans represented 29.6% of the Corporation's loan portfolio at June 30, 2010, compared to 26.5% at March 31, 2010 and 26.2% at December 31, 2009.

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

Real estate construction loans are originated for both business and residential properties, including land and real estate development. Development loans include loans made to residential and commercial developers for infrastructure improvements to create finished marketable properties. Real estate construction loans often convert to a real estate commercial or real estate residential loan at the completion of the construction period; however, most development loans are originated with the intention that the loans will be paid through the sale of finished properties by the developers within twelve months of the completion date. Real estate construction loans were $179.0 million at June 30, 2010, compared to $124.8 million at March 31, 2010 and $121.3 million at December 31, 2009, with the increases due primarily to the acquisition of OAK. Real estate construction loans to commercial borrowers represented the majority of these loans and were $161.0 million at June 30, 2010, compared to $107.5 million at March 31, 2010 and $98.4 million at December 31, 2009. Real estate construction loans also include loans to consumers for the construction of single family residences that are secured by these properties. Real estate construction loans to consumers were $18.0 million at June 30, 2010, compared to $17.3 million at March 31, 2010 and $22.9 million at December 31, 2009. Real estate construction loans represented 4.9% of the Corporation's loan portfolio as of June 30, 2010, compared to 4.2% at March 31, 2010 and 4.1% at December 31, 2009.

Real estate construction lending involves a higher degree of risk than real estate commercial lending and real estate residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser of the property if it will not be owner-occupied. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. The Corporation's real estate construction loans included $59.6 million of residential and commercial development loans at June 30, 2010, compared to $44.6 million at March 31, 2010 and $46.6 million at December 31, 2009, with the increase due to the acquisition of OAK. The Corporation's risk in this area has increased since early 2008 due to the unfavorable economic environment within the State of Michigan. The sale of lots and units in residential and commercial real estate development projects remains weak, as customer demand also remains low, resulting in the inventory of unsold lots, housing units and commercial properties remaining high across the State of Michigan. The poor economic environment in Michigan has resulted in the inability of most developers to sell their finished developed lots and units within their original expected time frames. Accordingly, few of the Corporation's real estate development borrowers have sold developed lots or units since early 2008 due to the poor economic environment. The Corporation's real estate development loans included $21.6 million attributable to the acquisition of OAK.

The average size of loan transactions with commercial borrowers is generally relatively small, which decreases the risk of loss within the commercial loan portfolio due to the lack of loan concentration. The Corporation's loan portfolio to commercial borrowers, defined as commercial, real estate commercial and real estate construction loans, is well diversified across business lines and has no concentration in any one industry. The total loan portfolio to commercial borrowers of $2.03 billion at June 30, 2010 included 135 loan relationships of $2.5 million or greater. These 135 borrowing relationships totaled $679.7 million and represented 34% of the loan portfolio to commercial borrowers at June 30, 2010. At June 30, 2010, eight of these borrowing relationships had outstanding balances of $10 million or higher, totaling $114.5 million or 5.7% of the loan portfolio to commercial borrowers as of that date. Further, the Corporation had six loan relationships at June 30, 2010 with loan balances greater than $2.5 million and unfunded credit amounts, which if advanced, could result in a loan relationship of $10 million or more.

Real estate residential loans consist primarily of one- to four-family residential loans with fixed interest rates of fifteen years or less. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance. Real estate residential loans were $768.2 million as of June 30, 2010, compared to $738.9 million at March 31, 2010 and $739.4 million at December 31, 2009. The Corporation generally sells fixed interest rate real estate residential loan originations with maturities of over ten years in the secondary market. While real estate residential loans have historically involved the least amount of credit risk in the Corporation's loan portfolio, the risk on these loans has increased as the unemployment rate has increased and real estate property values have decreased in the State of Michigan. Real estate residential loans represented 21.1% of the Corporation's loan portfolio at June 30, 2010, compared to 24.7% at both March 31, 2010 and December 31, 2009.

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

Consumer loans were $849.7 million at June 30, 2010, compared to $753.9 million at March 31, 2010 and $762.5 million at December 31, 2009, with the increases due primarily to the OAK acquisition. At June 30, 2010, approximately 44% of consumer loans were secured by the borrowers' personal residences, 25% by automobiles, 18% by recreational vehicles, 9% by marine vehicles and the remaining 4% was mostly unsecured. Consumer loans represented 23.3% of the Corporation's loan portfolio at June 30, 2010, compared to 25.2% at March 31, 2010 and 25.5% at December 31, 2009.

Consumer loans generally have shorter terms than mortgage loans, but generally involve more credit risk than real estate residential lending because of the type and nature of the collateral. The Corporation originates consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer lending collections are dependent on the borrowers' continuing financial stability and are more likely to be affected by adverse personal situations. Overall, credit risk on these loans has increased as the unemployment rate has increased. The unemployment rate in the State of Michigan was 13.2% at June 30, 2010, down slightly from 14.1% at March 31, 2010, although higher than the national average of 9.5% at June 30, 2010. As a result, the Corporation has experienced significant increases in losses in its consumer loan portfolio, with net loan losses on consumer loans totaling 151 basis points of average consumer loans for the first six months of 2010, compared to 77 basis points in 2009 and 71 basis points in 2008. The credit risk on home equity loans has historically been low as property values of residential real estate have historically increased year over year; however, credit risk has increased since the beginning of 2008 as property values have declined throughout the State of Michigan, thus increasing the risk of insufficient collateral, as the majority of these loans are secured by a second mortgage on the borrowers' residences.

Nonperforming Assets

Nonperforming assets consist of originated loans for which the accrual of interest has been discontinued, originated loans that are past due as to principal or interest by 90 days or more and are still accruing interest and originated loans that have been modified due to a decline in the credit quality of the borrower (collectively referred to as nonperforming loans), and assets obtained through foreclosures and repossessions, including foreclosed and repossessed assets acquired in the OAK transaction. The Corporation transfers an originated loan that is 90 days or more past due to nonaccrual status (except for real estate residential loans that are transferred at 120 days past due), unless it believes the loan is both well secured and in the process of collection. Accordingly, the Corporation has determined that the collection of accrued and unpaid interest on any originated loan that is 90 days or more past due (120 days or more past due on real estate residential loans) and still accruing interest is probable.

Nonperforming assets do not include nonperforming acquired loans, as such loans were recorded at their estimated fair value, which included estimated credit losses, at the acquisition date and are considered performing due to the application of ASC 310-20 as discussed in Note 1 to the consolidated financial statements under the subsection, Loans Acquired in a Business Combination. However, nonperforming loans of the acquired portfolio have been included with the schedule of nonperforming assets, and presented as such, for purposes of providing additional information.

Nonperforming assets were $164.7 million as of June 30, 2010, compared to $148.9 million at March 31, 2010 and $153.3 million at December 31, 2009, and represented 3.2%, 3.5% and 3.6%, respectively, of total assets. The decrease in this ratio was attributable to the acquisition of OAK, which increased total assets $820 million at the acquisition date, with no increase in nonperforming loans, as previously discussed. It is management's belief that the elevated levels of nonperforming assets are primarily attributable to the continued unfavorable economic climate within the State of Michigan, which has resulted in cash flow difficulties being encountered by many business and consumer loan customers. The unemployment rate in Michigan was 13.2% at June 30, 2010, compared to 9.5% nationwide. The Corporation's nonperforming assets are not concentrated in any one industry or any one geographical area within Michigan, other than $10.4 million in nonperforming residential real estate development loans (included in real estate construction). At June 30, 2010, there were seven commercial loan relationships exceeding $2.5 million, totaling $24.7 million, that were in nonperforming status. The Corporation continues to experience declines in both residential and commercial real estate appraisal values due to the weakness in the economy in Michigan. Based on the declines in both residential and commercial real estate values, management continues to evaluate and discount appraised values and obtain new appraisals to compute estimated fair market values of impaired real estate secured loans and other real estate properties. Due to the economic climate within Michigan, it is management's belief that nonperforming assets will remain at elevated levels throughout 2010.

The following schedules provide a summary of nonperforming assets and the composition of nonperforming loans of the originated portfolio, by major loan category, as of June 30, 2010, March 31, 2010 and December 31, 2009.

Nonperforming Assets
	June 30, 2010	March 31, 2010	December 31, 2009
	(In thousands)
Originated Portfolio:
Nonaccrual loans	$107,981	$100,882	$106,589
Accruing loans contractually past due 90 days or more as to interest or principal payments	8,301	7,204	11,733
Troubled debt restructurings-commercial loans	7,791	6,243	-
Troubled debt restructurings-real estate residential loans	18,856	15,799	17,433
Total nonperforming loans of originated portfolio	142,929	130,128	135,755
Other real estate and repossessed assets(1)	21,724	18,813	17,540
Total nonperforming assets	$164,653	$148,941	$153,295

Acquired Portfolio(2):
Nonaccrual loans	$ 7,692	$ -	$ -
Troubled debt restructurings	2,358	-	-
Total nonperforming loans of acquired portfolio	$10,050	$ -	$ -

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held for sale, including properties acquired in the OAK transaction.

(2)

Represents the carrying value of those loans acquired in the OAK transaction that met the Company's definition of a nonperforming loan at June 30, 2010, but for which the risk of credit loss was already considered in the fair value estimate at the acquisition date.

Composition of Nonperforming Loans of Originated Portfolio
	June 30, 2010		March 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(In thousands)
Commercial	$ 28,278	20%	$ 21,963	17%	$ 20,680	15%
Real estate commercial	62,379	44	58,586	45	53,390	39
Real estate construction	13,833	9	16,858	13	17,174	13
Subtotal	104,490	73	97,407	75	91,244	67
Real estate residential	34,197	24	28,348	22	36,555	27
Consumer	4,242	3	4,373	3	7,956	6
Total nonperforming loans- originated portfolio	$142,929	100%	$130,128	100%	$135,755	100%

The following schedule summarizes changes in nonaccrual loans of the originated portfolio for the three and six months ended June 30, 2010:
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(In thousands)

Balance at beginning of period	$100,882	$106,589
Additions during period	25,443	42,963
Capitalized expenses	379	1,268
Principal balances charged off	(6,830)	(17,700)
Transfers to other real estate	(5,277)	(10,288)
Return to accrual status	(274)	(3,793)
Payments received	(6,342)	(11,058)
Balance at June 30, 2010	$107,981	$107,981

The following schedule presents data related to nonperforming commercial, real estate commercial and real estate construction loans of the originated portfolio by dollar amount as of the dates indicated:
	June 30, 2010		March 31, 2010		December 31, 2009
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
$5,000,000 or more	1	$ 6,783	1	$ 7,190	1	$ 7,532
$2,500,000 - $4,999,999	6	17,951	5	14,883	4	11,926
$1,000,000 - $2,499,999	16	27,190	16	26,379	17	28,989
$500,000 - $999,999	25	16,872	23	15,852	21	14,640
$250,000 - $499,999	48	17,637	44	16,433	40	14,042
Under $250,000	190	18,057	180	16,670	175	14,115
Total	286	$104,490	269	$97,407	258	$91,244

Nonperforming loans of the originated portfolio at June 30, 2010 were $142.9 million, an increase of $12.8 million, or 9.8%, compared to $130.1 million at March 31, 2010 and an increase of $7.1 million, or 5.3%, compared to $135.8 million at December 31, 2009. The Corporation's nonperforming commercial loans (commercial, real estate commercial and real estate construction) of the originated portfolio, including loans modified under troubled debt restructurings, were $104.5 million at June 30, 2010, an increase of $7.1 million, or 7.3%, from $97.4 million at March 31, 2010 and an increase of $13.3 million, or 14.5%, from $91.2 million at December 31, 2009. The net increase in nonperforming commercial loans of the originated portfolio at June 30, 2010 compared to March 31, 2010 was largely due to three commercial loan relationships totaling $8.8 million moving to nonaccrual status during the quarter. Nonperforming commercial loans comprised 73% of total nonperforming loans at June 30, 2010 compared to 75% at March 31, 2010 and 67% at December 31, 2009. Nonperforming real estate residential loans of the originated portfolio, including loans modified under troubled debt restructurings, were $34.2 million at June 30, 2010, an increase of $5.9 million, or 20.6%, from $28.3 million at March 31, 2010 and a decrease of $2.4 million, or 6.5%, from $36.6 million at December 31, 2009. The increase in nonperforming real estate residential loans of the originated portfolio at June 30, 2010 from March 31, 2010 was due to increases in loans modified under troubled debt restructurings and nonaccrual loans. The decrease in nonperforming real estate residential loans of the originated portfolio from December 31, 2009 was attributable to charge-offs of past due loans. Nonperforming consumer loans of the originated portfolio were $4.2 million at June 30, 2010, a decrease of $0.2 million, or 3.0%, from $4.4 million at March 31, 2010 and a decrease of $3.8 million, or 46.7%, from $8.0 million at December 31, 2009. The decrease in nonperforming consumer loans of the originated portfolio was attributable to charge-offs of past due loans.

Nonperforming commercial loans of the originated portfolio were $28.3 million at June 30, 2010, an increase of $6.3 million, or 28.8%, from $22.0 million at March 31, 2010 and an increase of $7.6 million, or 36.7%, from $20.7 million at December 31, 2009. The nonperforming commercial loans of the originated portfolio at June 30, 2010 were not concentrated in any single industry and it is management's belief that the increases during 2010 were primarily reflective of the recessionary economic conditions in Michigan.

Nonperforming real estate commercial loans of the originated portfolio were $62.4 million at June 30, 2010, an increase of $3.8 million, or 6.5%, from $58.6 million at March 31, 2010 and an increase of $9.0 million, or 16.8%, from $53.4 million at December 31, 2009. At June 30, 2010, the Corporation's nonperforming real estate commercial loans of the originated portfolio were comprised of $33.5 million of loans secured by owner occupied real estate, $21.0 million of loans secured by non-owner occupied real estate and $7.9 million of loans secured by vacant land, resulting in approximately 5.6% of owner occupied real estate commercial loans of the originated portfolio, 12.7% of non-owner occupied real estate commercial loans of the originated portfolio and 28.9% of vacant land loans of the originated portfolio in a nonperforming status at June 30, 2010. At June 30, 2010, the Corporation's nonperforming real estate commercial loans of the originated portfolio were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation's market areas. The largest concentration of the $62.4 million in nonperforming real estate commercial loans of the originated portfolio at June 30, 2010 was one customer relationship totaling $6.4 million that is secured by a combination of vacant land and non-owner occupied commercial real estate. This same customer relationship has another $0.4 million included in nonperforming real estate construction loans of the originated portfolio (secured by residential real estate development). At June 30, 2010, $16.8 million of the nonperforming real estate commercial loans of the originated portfolio were in various stages of foreclosure with 52 borrowers. The Michigan economy remains weak, thus creating a difficult business environment for many lines of business across the state.

Nonperforming real estate construction loans of the originated portfolio were $13.8 million at June 30, 2010, a decrease of $3.1 million, or 17.9%, from $16.9 million at March 31, 2010 and a decrease of $3.4 million, or 19.5%, from $17.2 million at December 31, 2009. At June 30, 2010, $10.4 million, or 75%, of nonperforming real estate construction loans of the originated portfolio were secured by residential development real estate comprised primarily of improved lots and also housing units. The $10.4 million of nonperforming loans secured by residential development projects represented 27% of total residential development loans of the originated portfolio outstanding of $38.0 million at June 30, 2010. The economy in Michigan has adversely impacted housing demand throughout the state and, accordingly, a significant percentage of the Corporation's residential real estate development borrowers have experienced cash flow difficulties associated with a significant decline in sales of both lots and residential real estate.

Nonperforming real estate residential loans of the originated portfolio, including troubled debt restructurings, were $34.2 million at June 30, 2010, an increase of $5.9 million, or 20.6%, from $28.3 million at March 31, 2010 and a decrease of $2.4 million, or 6.5%, from $36.6 million at December 31, 2009. The decrease in nonperforming real estate residential loans of the originated portfolio from December 31, 2009 was largely due to charge-offs of past due loans. At June 30, 2010, a total of $6.4 million of nonperforming real estate residential loans of the originated portfolio were in various stages of foreclosure.

Nonperforming consumer loans of the originated portfolio were $4.2 million at June 30, 2010, a decrease of $0.2 million, or 3.0%, from $4.4 million at March 31, 2010 and a decrease of $3.8 million, or 46.7%, from $8.0 million at December 31, 2009. The elevated level of net loan charge-offs in consumer loans has resulted in this category of nonperforming loans decreasing significantly during 2010.

During 2009 and through June 30, 2010, the unfavorable economic climate in Michigan resulted in an increasing number of customers with cash flow difficulties and thus the inability to maintain their commercial and real estate residential mortgage loan balances in a performing status. The Corporation determined that it was probable that certain customers who were past due on their commercial and real estate residential loans, if provided a reduction in their monthly payment for a limited time period, would be able to bring their loan relationship to a performing status and was deemed by the Corporation to potentially result in a lower level of loan losses and loan collection costs than if the Corporation proceeded through the foreclosure process with these borrowers.

The Corporation's commercial, real estate commercial and real estate construction loans modified under troubled debt restructurings of the originated portfolio (troubled debt restructurings-commercial loans) primarily consisted of allowing borrowers to make monthly interest only payments for a period of up to six months at the stated interest rate of the original loan agreement. The outstanding balance of the Corporation's troubled debt restructurings-commercial loans were $7.8 million at June 30, 2010, compared to $6.2 million at March 31, 2010. The Corporation does not expect to incur a loss on these troubled debt restructurings-commercial loans based on its assessment of the borrowers' expected cash flows, and accordingly, no additional provision for loan losses has been recognized related to these troubled debt restructurings-commercial loans.

The Corporation's troubled debt restructurings-real estate residential loans of the originated portfolio primarily consisted of reducing a borrower's monthly payments by decreasing the interest rate charged on the loan to 3% for a period of 24 months. The outstanding loan balances of the Corporation's troubled debt restructurings-real estate residential loans of the originated portfolio were $18.9 million at June 30, 2010, compared to $15.8 million at March 31, 2010 and $17.4 million at December 31, 2009. All loans reported as troubled debt restructurings-real estate residential loans were current in accordance with their modified terms and will remain in nonperforming status until a sustained payment history has been observed. The Corporation recognized $0.1 million and $0.5 million, respectively, of additional provision for loan losses during the three and six months ended June 30, 2010 related to impairment on these loans based on the present value of expected future cash flows discounted at the loan's original effective interest rate.

Other real estate and repossessed assets is a component of nonperforming assets that primarily includes real estate property acquired through foreclosure or by acceptance of a deed in lieu of foreclosure and also personal and commercial property held for sale. Other real estate and repossessed assets were $21.7 million at June 30, 2010, an increase of $2.9 million, or 15.5%, from $18.8 million at March 31, 2010 and an increase of $4.2 million, or 23.9%, from $17.5 million at December 31, 2009. The increases were primarily attributable to $3.0 million of other real estate and $0.2 million of repossessed assets attributable to the OAK acquisition. The other real estate attributable to the OAK acquisition was comprised of commercial properties totaling $2.4 million, residential development projects totaling $0.5 million and residential real estate properties totaling $0.1 million.

The following schedule provides the composition of other real estate and repossessed assets:
	June 30, 2010	March 31, 2010	December 31, 2009
	(In thousands)
Other real estate:
Commercial	$ 7,310	$ 4,949	$ 4,250
Commercial development	1,226	1,265	1,265
Residential development	5,769	3,833	4,250
Residential real estate	6,921	8,323	7,483
Total other real estate	21,226	18,370	17,248
Repossessed assets	498	443	292
Total other real estate and repossessed assets	$21,724	$18,813	$17,540

The following schedule summarizes other real estate and repossessed asset activity for the three and six months ended June 30, 2010:
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(In thousands)
Balance at beginning of period	$ 18,813	$ 17,540
Additions attributable to OAK transaction	3,257	3,257
Other additions	5,245	10,550
Capitalized improvements	66	74
Write-downs to fair value	(599)	(1,027)
Dispositions	(5,058)	(8,670)
Balance at June 30, 2010	$ 21,724	$ 21,724

At June 30, 2010, other real estate and repossessed assets of $21.7 million, including the assets attributable to the OAK transaction, was comprised of commercial properties totaling $7.3 million, commercial development properties totaling $1.2 million, residential development projects totaling $5.8 million and residential real estate properties totaling $6.9 million. Repossessed assets of $0.5 million at June 30, 2010 were comprised of commercial equipment, automobiles, boats, recreational vehicles and a life insurance policy.

The historically large inventory of residential real estate properties for sale across the State of Michigan has resulted in an increase in the Corporation's carrying time and cost of holding other real estate. Consequently, the Corporation had $8.7 million in real estate properties at June 30, 2010 that had been held in excess of one year as of that date, of which $2.8 million were residential real estate, $2.5 million were residential development properties and $3.4 million were commercial and commercial development properties. Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and the Corporation had a significant number of nonperforming loans that were in the process of foreclosure at June 30, 2010, it is anticipated that the level of other real estate and repossessed assets will remain at elevated levels for some period of time. Other real estate properties are carried at the lower of cost or fair value less estimated cost to sell.

At June 30, 2010, all of the other real estate properties had been written down to fair value through a loan charge-off at the transfer of the loan to other real estate and/or a write-down, recorded as an operating expense, to recognize a further market value decline of the property after the initial transfer date, or recorded at fair value in conjunction with the OAK acquisition. Accordingly, at June 30, 2010, the carrying value of other real estate of $21.2 million was reflective of $21.0 million in charge-offs/write-downs and represented 50% of the loan balance remaining at the time the property was transferred to other real estate.

There were 92 other real estate properties sold during the first six months of 2010 with net proceeds of $7.5 million received by the Corporation. On an average basis, the net proceeds represented 118% of the carrying value of the property at the time of sale, although the net proceeds represented 59% of the remaining loan balance at the time the Corporation received title to the properties.

Impaired Loans

Loans are considered impaired when management determines it is probable that all of the principal and interest due will not be collected according to the original contractual terms of the loan agreement. The Corporation has determined that all of its nonaccrual commercial, real estate commercial and real estate construction loans in the originated portfolio and originated loans modified under troubled debt restructurings meet the definition of an impaired loan. In addition, loans acquired in a business combination that meet the definition of an impaired loan are included even though the amortization of the accretable yield results in interest income recognition on these loans. In most instances, the impairment is measured based on the fair market value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. A portion of the allowance for loan losses may be specifically allocated to impaired loans.

Impaired loans totaled $127.6 million at June 30, 2010, an increase of $19.4 million, or 17.9%, compared to $108.2 million at March 31, 2010 and an increase of $26.3 million, or 26.0%, compared to $101.3 million at December 31, 2009. The increase during the second quarter of 2010 was primarily attributable to $9.3 million of impaired loans acquired in the OAK acquisition and three commercial loan relationships totaling $8.8 million moving to nonaccrual during the quarter. Impaired loans acquired in the OAK acquisition were recorded at fair value at the acquisition date. At June 30, 2010 there was no valuation allowance required on impaired loans acquired in the OAK acquisition. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, it was determined that impaired commercial, real estate commercial and real estate construction loans totaling $45.0 million at June 30, 2010, $40.8 million at March 31, 2010 and $38.2 million at December 31, 2009 required a specific allocation of the allowance for loan losses (valuation allowance). The valuation allowance on these impaired loans was $14.5 million at June 30, 2010, compared to $12.5 million at March 31, 2010 and $10.5 million at December 31, 2009. At June 30, 2010, March 31, 2010 and December 31, 2009, troubled debt restructurings-real estate residential loans of $18.9 million, $15.8 million and $17.4 million, respectively, required a valuation allowance of $1.0 million, $1.0 million and $0.7 million, respectively. Troubled debt restructurings-commercial loans of $10.1 million at June 30, 2010 and $6.2 million at March 31, 2010 did not require a valuation allowance as the Corporation expects to collect the full principal and interest owed on each loan. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from the estimates used on these loans.

Allowance for Loan Losses

The allowance for loan losses (allowance) provides for probable losses in the originated portfolio that have been identified with specific customer relationships and for probable losses believed to be inherent in the remainder of the originated loan portfolio but that have not been specifically identified. The allowance is comprised of specific allowances (assessed for originated loans that have known credit weaknesses), pooled allowances based on assigned risk ratings and historical loan loss experience for each loan type and an unallocated allowance for imprecision in the subjective nature of the specific and pooled allowance methodology. Management evaluates the allowance on a quarterly basis to ensure the level is adequate to absorb probable losses inherent in the loan portfolio. This evaluation process is inherently subjective as it requires estimates that may be susceptible to significant change and has the potential to affect net income materially. The Corporation's methodology for measuring the adequacy of the allowance includes several key elements, which includes a review of the loan portfolio, both individually and by category, and includes consideration of changes in the mix and volume of the loan portfolio, actual loan loss experience, review of collateral values, the financial condition of the borrowers, industry and geographical exposures within the portfolio, economic conditions and employment levels of the Corporation's local markets and other factors affecting business sectors. Management believes that the allowance for loan losses is currently maintained at an appropriate level, considering the inherent risk in the loan portfolio. Future significant adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies or the level of loan losses incurred.

The Corporation's allowance at June 30, 2010 did not include losses inherent in the acquired loan portfolio, as an allowance was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair value at the date of acquisition, as the fair value of loans acquired included a component for estimated credit losses. A portion of the allowance, however, may be set aside in the future, related to the acquired loans, if an acquired loan pool experiences a decrease in expected cash flows as compared to those projected at the acquisition date.

The Corporation's allowance was $89.5 million at June 30, 2010, compared to $84.2 million at March 31, 2010, $80.8 million at December 31, 2009 and $70.0 million at June 30, 2009. The allowance as a percentage of originated loans was 2.95% at June 30, 2010, compared to 2.82% at March 31, 2010, 2.70% at December 31, 2009 and 2.35% at June 30, 2009. The allowance for loan losses as a percentage of nonperforming loans was 63% at June 30, 2010, compared to 65% at March 31, 2010, 60% at December 31, 2009 and 56% at June 30, 2009. The Corporation did not record a provision for loan loss related to the acquired loan portfolio during the quarter ended June 30, 2010.

The Corporation's valuation allowance for impaired commercial, real estate commercial and real estate construction loans increased $2.0 million to $14.5 million at June 30, 2010 from $12.5 million at March 31, 2010. The increase in the valuation allowance was primarily reflective of the increase in impaired loans. Additionally, at June 30, 2010 and March 31, 2010, the Corporation had a $1.0 million valuation allowance attributable to troubled debt restructurings-real estate residential loans.

The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance and partial loan charge-offs taken on these impaired loans:
	Amount	Valuation Allowance	Charged Off	Cumulative Loss Percentage
	(Dollars in thousands)
June 30, 2010
Originated portfolio:
Impaired loans with valuation allowance and no charge-offs	$ 34,650	$12,146	$ -	35%
Impaired loans with valuation allowance and charge-offs	10,364	2,313	3,607	42%
Impaired loans with charge-offs and no valuation allowance	21,436	-	14,563	40%
Impaired loans without valuation allowance or charge-offs	32,977	-	-	-
Total impaired loans to commercial borrowers-originated portfolio	99,427	$14,459	$18,170	28%
Impaired acquired loans	9,312
Total impaired loans to commercial borrowers	$108,739

March 31, 2010
Impaired loans with valuation allowance and no charge-offs	$35,176	$10,953	$ -	31%
Impaired loans with valuation allowance and charge-offs	5,594	1,546	3,616	56%
Impaired loans with charge-offs and no valuation allowance	22,976	-	15,519	40%
Impaired loans without valuation allowance or charge-offs	28,614	-	-	-
Total impaired loans to commercial borrowers	$92,360	$12,499	$19,135	28%

December 31, 2009
Impaired loans with valuation allowance and no charge-offs	$33,052	$10,036	$ -	30%
Impaired loans with valuation allowance and charge-offs	5,165	471	908	23%
Impaired loans with charge-offs and no valuation allowance	20,800	-	17,084	45%
Impaired loans without valuation allowance or charge-offs	24,895	-	-	-
Total impaired loans to commercial borrowers	$83,912	$10,507	$17,992	28%

The following schedule summarizes the allowance as a percent of nonperforming originated loans:
	June 30, 2010	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Allowance for loan losses	$ 89,502	$ 84,155	$ 80,841
Nonperforming loans-originated portfolio	142,929	130,128	135,755
Allowance as a percent of nonperforming originated loans	63%	65%	60%
Allowance as a percent of nonperforming originated loans, net of impaired originated loans for which the full loss has been charged-off	74%	79%	70%

Economic conditions in the Corporation's markets, all within Michigan, were generally less favorable than those nationwide during the three-month period ended June 30, 2010. Forward-looking indicators suggest these unfavorable economic conditions will continue for the remainder of 2010. Accordingly, management believes net loan losses, delinquencies and nonperforming loans will remain at elevated levels throughout 2010.

Total Deposits

Total deposits were $4.20 billion as of June 30, 2010, an increase of $781 million, or 22.9%, from total deposits of $3.42 billion as of December 31, 2009, and an increase of $1.07 billion, or 34.1%, from total deposits of $3.13 billion as of June 30, 2009. The increase in total deposits for the twelve month period ended June 30, 2010 was primarily attributable to $495 million of core deposits and $163 million of brokered deposits acquired in the OAK transaction. In addition to the increase in deposits related to the OAK acquisition, the Corporation experienced an increase in deposits of $411 million during the twelve-month period ended June 30, 2010.

Borrowings

Short-term borrowings, comprised of securities sold under agreements to repurchase with customers, were $242.3 million at June 30, 2010, compared to $237.7 million at March 31, 2010, $240.6 million at December 31, 2009 and $233.7 million at June 30, 2009. Securities sold under agreements to repurchase are funds deposited by customers that are secured by investment securities that are owned by Chemical Bank, as these deposits are not covered by FDIC insurance. These funds have been a stable source of liquidity for Chemical Bank, much like its core deposit base. The Corporation's securities sold under agreements to repurchase do not qualify as sales for accounting purposes.

FHLB advances are borrowings from the FHLB that have original maturities of greater than one year. FHLB advances totaled $86.6 million at June 30, 2010, compared to $80.0 million at March 31, 2010, $90.0 million at December 31, 2009 and $115.0 million at June 30, 2009. On April 30, 2010, the Corporation acquired $35.9 million of FHLB advances in conjunction with the OAK acquisition, of which $26.6 million were outstanding at June 30, 2010. FHLB advances are secured under a blanket security agreement of real estate residential first lien loans with an aggregate book value equal to at least 155% of the advances. At June 30, 2010, the carrying value of real estate residential first lien loans was $713.9 million.

The scheduled principal repayments on FHLB advances outstanding at June 30, 2010, which does not include $1.2 million of unamortized premium attributable to the OAK acquisition, were as follows (in thousands):
2010	$12,281
2011	30,653
2012	8,465
2013	27,810
2014-2015	6,171
Total	$85,380

At June 30, 2010, the Corporation's additional borrowing availability through the FHLB, based on the amount of FHLB stock owned by the Corporation and subject to the FHLB's credit requirements and policies, was $319.7 million. At June 30, 2010, the Corporation had agreements in place to obtain up to $31.3 million in additional liquidity through borrowings from the Federal Reserve Bank's discount window, at the Corporation's discretion.

Loan Commitments

The Corporation has various commitments that may impact liquidity. The following table summarizes the Corporation's loan commitments and expected expiration dates by period at June 30, 2010:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit	$460,578	$45,619	$63,930	$22,009	$592,136
Undisbursed loans	103,685	-	-	-	103,685
Standby letters of credit	36,253	6,642	75	25	42,995
Total commitments	$600,516	$52,261	$64,005	$22,034	$738,816

Loan commitments at June 30, 2010 related to the acquisition of OAK included $205.4 million of unused commitments to extend credit, $24.2 million of undisbursed loans and $2.9 million of standby letters of credit.

Since the majority of these loan commitments historically have expired without being drawn upon, the total amount of these loan commitments does not necessarily represent future cash requirements of the Corporation.

Capital Resources

As of June 30, 2010, shareholders' equity was $556.1 million, compared to $472.3 million at March 31, 2010 and $474.3 million as of December 31, 2009. The significant increase in shareholders' equity during the second quarter of 2010 was attributable to the issuance of common stock related to the OAK acquisition on April 30, 2010. The Corporation issued approximately 3.5 million shares of common stock for OAK that resulted in an increase in shareholders' equity of $83.7 million. This increase was slightly offset by cash dividends paid to shareholders exceeding net income in the first and second quarters of 2010 by $2.5 million and $1.1 million, respectively. Shareholders' equity as a percentage of total assets was 10.9% as of June 30, 2010, compared to 11.0% at March 31, 2010 and 11.2% at December 31, 2009. Tangible shareholders' equity as a percentage of total assets was 8.8% at June 30, 2010, compared to 9.5% at March 31, 2010 and 9.6% at December 31, 2009. The decrease in this ratio during the second quarter of 2010 was primarily attributable to the purchase price of OAK exceeding the fair value of OAK's assets and liabilities and the recognition of $39.2 million of goodwill and $10.3 million of other intangible assets at the acquisition date.

The following table represents the Corporation's, Chemical Bank's and Byron Bank's regulatory capital ratios as of June 30, 2010:
	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Actual Ratio:
Chemical Financial Corporation	9.6%	12.3%	13.6%
Chemical Bank	8.7	12.5	13.7
Byron Bank	9.0	9.9	9.9
Minimum required for capital adequacy purposes	4.0	4.0	8.0
Minimum to be "well-capitalized" under prompt corrective action guidelines	5.0	6.0	10.0

At the acquisition date of OAK, the Corporation operated Byron Bank as a separate subsidiary. Subsequent to the acquisition date, Chemical Bank paid a $35 million special dividend to the Corporation that was pre-approved by the Board of Governors of the Federal Reserve (Federal Reserve Board). Simultaneously, the Corporation infused $35 million into the capital of Byron Bank to increase the capital position of the bank. Byron Bank was consolidated with and into Chemical Bank on July 23, 2010. The goodwill and other intangible assets recognized in the OAK acquisition were initially recorded at Byron Bank and became assets of Chemical Bank upon the consolidation of Byron Bank with and into Chemical Bank on July 23, 2010.

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

The presentation of net interest income on an FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $1.06 million and $0.71 million for the second quarters of 2010 and 2009, respectively. These adjustments were computed using a 35% federal income tax rate.

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

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, ended 2008 at 3.25% and has remained at this historically low rate through June 30, 2010.

Net interest income (FTE) in the second quarter of 2010 was $44.0 million, an increase of $6.3 million from the second quarter of 2009 and an increase of $6.6 million from the first quarter of 2010. The increases in net interest income (FTE) were primarily attributable to the acquisition of OAK on April 30, 2010 that increased interest-earning assets $706.8 million at the acquisition date.

The net interest margin was 3.88% in the second quarter of 2010, compared to 4.00% in the second quarter of 2009. The average yield on interest-earning assets in the second quarter of 2010 was 4.77%, compared to 5.20% in the second quarter of 2009. The average cost of interest-bearing liabilities was 1.11% in the second quarter of 2010, compared to 1.55% in the second quarter of 2009. The decrease in the average yield of interest-earning assets between the second quarter of 2010 and the second quarter of 2009 was largely attributable to the Corporation maintaining a higher level of liquidity during the twelve months ended June 30, 2010. The Corporation had $265.2 million of cash deposits held at the Federal Reserve Bank of Chicago (FRB) at June 30, 2010, compared to $114.8 million at June 30, 2009, that earned approximately 25 basis points. The decrease in the average yield on interest earning assets was also partially attributable to a reduction in the yield on taxable investment securities to 1.88% in the second quarter of 2010 from 3.11% in the second quarter of 2009. The decrease in yield was primarily attributable to the Corporation increasing its holdings of variable rate investment securities to lessen the impact on the net interest margin and net interest income of rising interest rates. At June 30, 2010, the Corporation held $342 million in variable rate investment securities, compared to $252 million at June 30, 2009.

The net interest margin increased 16 basis points in the second quarter of 2010 to 3.88% from 3.72% in the first quarter of 2010. The slight increase in the net interest margin was partially attributable to the OAK acquisition that recorded interest-earning assets and interest-bearing liabilities at fair value, thereby adjusting interest-earning asset yields and interest-bearing liability costs to market interest rates at the acquisition date. The average yield on interest-earning assets in the second quarter of 2010 was 4.77%, compared to 4.69% in the first quarter of 2010. The average cost of interest-bearing liabilities was 1.11% in the second quarter of 2010, compared to 1.22% in the first quarter of 2010.

The Corporation's balance sheet has historically been liability sensitive, meaning that interest-bearing liabilities generally reprice more quickly than interest-earning assets. Therefore, the Corporation's net interest margin has historically increased in sustained periods of declining interest rates and decreased in sustained periods of increasing interest rates. The Corporation is primarily funded by core deposits, and this lower-cost funding base has historically had a positive impact on the Corporation's net interest income and net interest margin in a declining interest rate environment. However, based on the historically low level of market interest rates and the Corporation's current low levels of interest rates on its core deposit transaction accounts, further market interest rate reductions would likely not result in a significant decrease in interest expense or increase in net interest income. The Corporation held $135 million in brokered deposits at June 30, 2010 that were acquired in the OAK transaction. It is the Corporation's current intent to utilize its liquidity to fund these deposits as they mature. The Corporation's loan portfolio is predominately comprised of fixed interest rate loans. At June 30, 2010, approximately 73% of the Corporation's loans were at fixed rates.

The Corporation's competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation's markets during 2009 and the first half of 2010, the Corporation's increased efforts to expand its deposit relationships with existing customers and the Corporation's financial strength resulted in the Corporation experiencing an increase in deposits during 2009 and the first half of 2010. Total deposits increased $60 million and $116 million, excluding brokered deposits and deposits acquired in the OAK transaction, during the three and six months ended June 30, 2010, respectively, while during the same time frame, the Corporation experienced a decrease in the average cost of its deposits.

The following tables present average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on an FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the three and six months ended June 30, 2010 and 2009.

Average Balances, Tax Equivalent Interest and Effective Yields and Rates*
	Three Months Ended June 30,
	2010			2009
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
	(In thousands)
Assets
Interest-Earning Assets:
Loans**	$3,443,507	$48,715	5.67%	$2,995,632	$43,255	5.79%
Taxable investment securities	629,039	2,964	1.88	518,434	4,024	3.11
Tax-exempt investment securities	136,479	1,848	5.42	90,773	1,346	5.93
Other securities	25,753	295	4.59	22,128	267	4.84
Interest-bearing deposits with unaffiliated banks and others	299,965	204	0.27	149,799	102	0.27
Total interest-earning assets	4,534,743	54,026	4.77	3,776,766	48,994	5.20
Less: Allowance for loan losses	88,534			65,091
Other Assets:
Cash and cash due from banks	111,842			94,192
Premises and equipment	64,613			52,625
Interest receivable and other assets	218,358			142,663
Total Assets	$4,841,022			$4,001,155

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$ 723,193	$ 462	0.26%	$ 518,500	$ 675	0.52%
Savings deposits	1,086,083	1,085	0.40	939,661	1,662	0.71
Time deposits	1,480,472	7,655	2.07	1,123,777	7,471	2.67
Securities sold under agreements to repurchase	242,261	161	0.27	224,505	239	0.43
FHLB advances	94,946	708	2.99	119,847	1,258	4.21
Total interest-bearing liabilities	3,626,955	10,071	1.11	2,926,290	11,305	1.55
Noninterest-bearing deposits	651,609			548,740
Total deposits and borrowed funds	4,278,564			3,475,030
Interest payable and other liabilities	34,030			37,360
Shareholders' equity	528,428			488,765
Total Liabilities and Shareholders' Equity	$4,841,022			$4,001,155
Net Interest Spread (FTE)			3.66%			3.65%
Net Interest Income (FTE)		$43,955			$37,689
Net Interest Margin (FTE)			3.88%			4.00%

*	Taxable equivalent basis using a federal income tax rate of 35%.
**	Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields.

Average Balances, Tax Equivalent Interest and Effective Yields and Rates*
	Six Months Ended June 30,
	2010			2009
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
	(In thousands)
Assets
Interest-Earning Assets:
Loans**	$3,218,708	$90,883	5.68%	$2,985,916	$86,311	5.82%
Taxable investment securities	619,360	6,088	1.97	507,575	8,526	3.36
Tax-exempt investment securities	121,001	3,334	5.51	85,967	2,515	5.85
Other securities	23,950	377	3.17	22,128	430	3.92
Interest-bearing deposits with unaffiliated banks and others	311,408	420	0.27	136,377	189	0.28
Total interest-earning assets	4,294,427	101,102	4.74	3,737,963	97,971	5.27
Less: Allowance for loan losses	86,342			62,613
Other Assets:
Cash and cash due from banks	102,404			92,246
Premises and equipment	59,309			52,796
Interest receivable and other assets	192,414			143,926
Total Assets	$4,562,212			$3,964,318

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$ 681,215	$ 851	0.25%	$ 531,121	$ 1,439	0.55%
Savings deposits	1,033,771	2,116	0.41	924,107	3,558	0.78
Time deposits	1,380,825	14,935	2.18	1,102,475	14,978	2.74
Securities sold under agreements to repurchase	240,439	321	0.27	224,426	472	0.42
FHLB advances	90,553	1,582	3.52	123,472	2,590	4.23
Total interest-bearing liabilities	3,426,803	19,805	1.17	2,905,601	23,037	1.60
Noninterest-bearing deposits	602,135			531,423
Total deposits and borrowed funds	4,028,938			3,437,024
Interest payable and other liabilities	31,772			38,862
Shareholders' equity	501,502			488,432
Total Liabilities and Shareholders' Equity	$4,562,212			$3,964,318
Net Interest Spread (FTE)			3.57%			3.67%
Net Interest Income (FTE)		$81,297			$74,934
Net Interest Margin (FTE)			3.81%			4.03%

*	Taxable equivalent basis using a federal income tax rate of 35%.
**	Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields.

The following tables allocate the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities and changes in average interest rates earned and paid.

Volume and Rate Variance Analysis *
	Three Months Ended June 30, 2010 compared to 2009
	Increase (Decrease) Due to Changes in
	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)
	(In thousands)
Changes in Interest Income:
Loans	$6,366	$ (906)	$5,460
Taxable investment securities	741	(1,801)	(1,060)
Tax-exempt investment securities	631	(129)	502
Other securities	42	(14)	28
Interest-bearing deposits
with unaffiliated banks and others	102	-	102
Total change in interest income	7,882	(2,850)	5,032

Changes in Interest Expense:
Interest-bearing demand deposits	211	(424)	(213)
Savings deposits	187	(764)	(577)
Time deposits	2,037	(1,853)	184
Securities sold under agreements to repurchase	18	(96)	(78)
FHLB advances	(230)	(320)	(550)
Total change in interest expense	2,223	(3,457)	(1,234)
Total Increase (Decrease) in Net Interest Income (FTE)	$5,659	$ 607	$6,266

*	Taxable equivalent basis using a federal income tax rate of 35%.
**

The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Volume and Rate Variance Analysis *

	Six Months Ended June 30, 2010 compared to 2009
	Increase (Decrease) Due to Changes in
	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)
	(In thousands)
Changes in Interest Income:
Loans	$6,647	$(2,075)	$4,572
Taxable investment securities	1,606	(4,044)	(2,438)
Tax-exempt investment securities	974	(155)	819
Other securities	33	(86)	(53)
Interest-bearing deposits
with unaffiliated banks and others	236	(5)	231
Total change in interest income	9,496	(6,365)	3,131

Changes in Interest Expense:
Interest-bearing demand deposits	346	(934)	(588)
Savings deposits	298	(1,740)	(1,442)
Time deposits	3,686	(3,729)	(43)
Securities sold under agreements to repurchase	30	(181)	(151)
FHLB advances	(620)	(388)	(1,008)
Total change in interest expense	3,740	(6,972)	(3,232)
Total Increase (Decrease) in Net Interest Income (FTE)	$5,756	$ 607	$6,363

*	Taxable equivalent basis using a federal income tax rate of 35%.
**

The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses (provision) is an increase to the allowance to provide for probable losses inherent in the originated loan portfolio, as well as for impairment of pools of acquired loans that results from the Corporation experiencing a decrease in expected cash flows of acquired loans compared to projected cash flows estimated at the acquisition date.

The provision was $12.7 million in the second quarter of 2010, compared to $14.0 million in the first quarter of 2010 and $15.2 million in the second quarter of 2009. Net loan charge-offs were $7.4 million in the second quarter of 2010, compared to $10.7 million in the first quarter of 2010 and $7.8 million in the second quarter of 2009. Net loan charge-offs of originated loans as a percentage of average total loans (annualized) on a year-to-date basis were 1.12%, 1.43%, 1.18% and 1.10% as of June 30, 2010, March 31, 2010, December 31, 2009 and June 30, 2009, respectively. The level of net loan charge-offs reflects the general deterioration in credit quality across the entire loan portfolio. Net loan charge-offs of real estate residential and consumer loans were $3.4 million in the second quarter of 2010, compared to $6.9 million in the first quarter of 2010 and $2.2 million in the second quarter of 2009. Net loan charge-offs of commercial, real estate commercial and real estate construction loans were $4.0 million in the second quarter of 2010, compared to $3.8 million in the first quarter of 2010 and $5.6 million in the second quarter of 2009. The commercial loan type net loan charge-offs during the second quarter of 2010 were not concentrated in any one industry or borrower. The level of the provision each quarter reflects management's assessment of the adequacy of the allowance. The Corporation did not recognize any provision for loan losses related to the acquired portfolio during the quarter ended June 30, 2010 as there were no significant changes in actual cash flows during the quarter compared to expected cash flows estimated at the date of acquisition.

Noninterest Income

Noninterest income totaled $11.0 million and $20.4 million for the three and six months ended June 30, 2010, respectively. Noninterest income for the second quarter of 2010 approximated that of the second quarter of 2009, while noninterest income for the six months ended June 30, 2010 decreased $0.4 million, or 1.8%, from $20.8 million for the same period in 2009. Noninterest income increased in the second quarter of 2010, compared to the second quarter of 2009, in the majority of categories of noninterest income, except mortgage banking revenue, primarily due to the acquisition of OAK. The following includes the major components of noninterest income during the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Service charges on deposit accounts	$ 5,091	$ 4,781	$ 9,482	$ 9,256
Trust and investment services revenue	2,603	2,374	4,895	4,749
Other fees for customer services	668	634	1,346	1,218
ATM and network user fees	1,357	951	2,420	1,854
Insurance commissions	308	409	575	723
Mortgage banking revenue	915	1,462	1,633	2,612
Investment securities gains	-	95	-	95
Other	58	252	89	308
Total Noninterest Income	$11,000	$10,958	$20,440	$20,815

Mortgage banking revenue of $0.9 million in the second quarter of 2010 decreased $0.5 million, or 37%, compared to the second quarter of 2009 due to a decrease in the volume of loans sold in the secondary market. The Corporation originated $88 million of real estate residential loans during the second quarter of 2010, of which $60 million, or 68%, were sold in the secondary market, compared to the origination of $154 million of real estate residential loans during the second quarter of 2009, of which $133 million, or 86%, were sold in the secondary market. At June 30, 2010, the Corporation was servicing $866 million of real estate residential loans that had been originated by the Corporation in its market areas and subsequently sold in the secondary mortgage market compared to $701 million at June 30, 2009.

Operating Expenses

Total operating expenses were $34.6 million and $63.8 million in the three and six months ended June 30, 2010, respectively. Operating expenses increased $4.6 million, or 15.4%, in the second quarter of 2010 compared to the second quarter of 2009, primarily due to the acquisition of OAK. Operating expenses also increased $4.6 million, or 7.8%, during the six months ended June 30, 2010, compared to the same period in 2009, due to the acquisition of OAK. The following includes the major categories of operating expenses during the three and six months ended June 30, 2010 and 2009.

Operating expenses in the three and six months ended June 30, 2010 included $2.3 million and $3.0 million, respectively, of acquisition-related transaction expenses associated with the acquisition of OAK, with $0.6 million for both periods included in salaries and wages, $0.6 million and $0.9 million, respectively, included in equipment expense related to technology conversion costs, $0.9 million and $1.3 million, respectively, included in professional fees and $0.2 million for both periods included in advertising and marketing costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Salaries and wages	$14,573	$12,250	$26,143	$24,444
Employee benefits	2,641	2,433	5,578	5,656
Occupancy	2,734	2,407	5,571	5,114
Equipment	3,698	2,364	6,412	4,706
Postage and courier	767	735	1,549	1,464
Supplies	421	320	784	730
Professional fees	1,890	850	3,307	1,854
Outside processing / service fees	1,081	767	2,031	1,595
Advertising and marketing	620	538	1,094	1,132
Intangible asset amortization	337	217	485	420
Telephone	462	495	843	883
FDIC insurance premiums	1,920	3,094	3,408	4,246
Other real estate and repossessed asset expenses	637	1,458	1,259	3,076
Loan collection costs	1,173	798	2,294	1,372
Non-loan losses	48	63	75	119
Other	1,648	1,227	3,006	2,410
Total Operating Expenses	$34,650	$30,016	$63,839	$59,221

Salaries and wages and employee benefits were $17.2 million in the second quarter of 2010, an increase of $2.5 million, or 17%, compared to $14.7 million in the second quarter of 2009. The increase was due to acquisition-related expenses and additional employees related to the OAK acquisition.

Other real estate and repossessed asset (ORE) expenses were $0.6 million in the second quarter of 2010, a decrease of $0.9 million, or 56%, compared to $1.5 million in the second quarter of 2009. The decrease was due primarily to lower fair value write-downs of ORE properties and higher net gains from the sale of ORE. ORE fair value write-downs, net of gains from the sale of ORE, totaled $0.1 million in the second quarter of 2010, compared to $1.1 million in the second quarter of 2009.

Loan collection costs were $1.2 million in the second quarter of 2010, an increase of $0.4 million, or 47%, compared to $0.8 million in the second quarter of 2009. The increase was attributable to the acquisition of OAK and an increase in costs associated with foreclosing on and obtaining title to properties securing loans for customers that have defaulted on payments.

FDIC insurance premiums of $1.9 million in the second quarter of 2010 were down $1.2 million, or 38%, compared to $3.1 million in the second quarter of 2009. The decrease was due to a one-time industry-wide FDIC special assessment of $1.8 million recognized in the second quarter of 2009, which was offset by a higher assessment base in 2010, compared to 2009, due in part to the OAK acquisition.

Income Tax Expense

The Corporation's effective federal income tax rate was 32.9% in the second quarter of 2010, compared to 15.7% in the second quarter of 2009. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate is primarily a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense, nondeductible acquisition expenses and other nondeductible expenses relative to pre-tax net income and tax credits. The Corporation's effective tax rate increased in the second quarter of 2010 compared to the second quarter of 2009 due to increased pre-tax income and the acquisition of OAK as certain acquisition-related expenses were not deductible for federal income tax purposes.

The Corporation generally records income tax expense for interim periods based on its best estimate of the effective income tax rate expected to be applicable for the full year. However, when a reliable estimate for the full year cannot be made, the Corporation utilizes the actual effective income tax rate on a year-to-date basis. The Corporation recorded income tax expense for the three-month period ended June 30, 2010 using its best estimate of the effective income tax rate expected for the full year and applied that rate on a year-to-date basis as the Corporation felt it could reliably estimate pre-tax income in subsequent quarters. At June 30, 2009, the Corporation could not reliably estimate the actual effective annual tax rate due to the potential variability of the Corporation's pre-tax income in subsequent quarters. Therefore, the Corporation recorded income tax expense for the three-month period ended June 30, 2009 at the actual effective tax rate for this period rather than at an estimate of the annual effective tax rate.

Liquidity Risk

Liquidity risk is the possibility of the Corporation being unable to meet current and future financial obligations in a timely manner and the adverse impact on net interest income if the Corporation was unable to meet its funding requirements at a reasonable cost.

Liquidity is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The Corporation's sources of liquidity on a consolidated basis include the deposit base that comes from consumer, business and municipal customers within the Corporation's local markets, principal payments on loans, cash held at the FRB, unpledged investment securities available-for-sale and federal funds sold. During the three and six months ended June 30, 2010, total deposits, excluding brokered and other deposits acquired in the OAK transaction, increased $60 million and $116 million, respectively, while total loans, excluding loans acquired in the OAK transaction, increased $29 million and $24 million, respectively. At June 30, 2010, the Corporation had $265 million of cash deposits held at the FRB and $263 million of unpledged investment securities available-for-sale. The Corporation also has available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.

Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB secured generally by real estate residential first lien loans. The Corporation considers advances from the FHLB as its primary wholesale source of liquidity. FHLB advances increased $6.6 million during the second quarter of 2010 to $86.6 million at June 30, 2010. The increase in FHLB advances was attributable to the acquisition of OAK, which accounted for $26.6 million of the advances outstanding at June 30, 2010. The Corporation's additional borrowing availability from the FHLB, subject to certain requirements, at June 30, 2010, was $319.7 million. Chemical Bank can also borrow from the FRB's discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At June 30, 2010, Chemical Bank maintained an unused borrowing capacity of $31.3 million with the FRB's discount window based upon pledged collateral as of that date, although it is management's opinion that this borrowing capacity could be expanded, if deemed necessary, as Chemical Bank has a significant amount of additional assets that could be used as collateral at the FRB's discount window. It is the Corporation's intent to utilize its excess liquidity position to pay off maturing FHLB advances and brokered deposits acquired in the OAK transaction totaling $30.3 million during the remainder of 2010.

The Corporation manages its liquidity primarily through dividends from Chemical Bank. The Corporation manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements. The long-term ability of the Corporation to pay cash dividends to shareholders is dependent on the adequacy of capital and earnings of Chemical Bank. The Corporation paid cash dividends to shareholders of $5.5 million during the second quarter of 2010.

Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. During the second quarter of 2010, Chemical Bank paid dividends to the Corporation totaling $40.5 million, after receiving regulatory approval, with $5.5 million utilized by the Corporation to pay the second quarter 2010 cash dividend to the Corporation's shareholders and $35 million utilized by the Corporation to infuse capital into Byron Bank. Byron Bank became a wholly owned subsidiary of the Corporation upon the acquisition of OAK on April 30, 2010. On July 23, 2010, Byron Bank was consolidated with and into Chemical Bank.

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

The Corporation's interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast. At June 30, 2010, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. These projections were based on the Corporation's assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and real estate residential mortgage and consumer loans. The ALCO regularly monitors the Corporation's forecasted net interest income sensitivity to ensure that it remains within established limits.

A summary of the Corporation's interest rate sensitivity at June 30, 2010 was as follows:
Twelve Month Interest Rate Change Projection (in basis points)	-200	-100	0	+100	+200
Percent change in net interest income vs. constant rates	(4.9)%	(2.4)%	--	1.9%	2.4%

At June 30, 2010, the Corporation's model simulations projected that 100 and 200 basis point uniform increases in interest rates would result in positive variances in net interest income of 1.9% and 2.4%, respectively, relative to the base case over the next 12-month period, while a uniform decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 2.4% and 4.9%, respectively, relative to the base case over the next 12-month period. The likelihood of a decrease in interest rates beyond 100 basis points as of June 30, 2010 was considered to be unlikely given prevailing interest rate levels.

The Corporation's mix of interest-earning assets and interest-bearing liabilities has historically resulted in its interest rate position being liability sensitive. The Corporation has modestly adjusted its liability sensitive position by significantly increasing the amount of variable rate investment securities in its investment securities portfolio. Variable rate investment securities of $342 million comprised 42% of total investment securities at June 30, 2010, compared to $252 million, or 41%, of total investment securities at June 30, 2009.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information concerning quantitative and qualitative disclosures about market risk is contained in the discussion regarding interest rate risk and sensitivity under the captions "Liquidity Risk" and "Market Risk" under Item 2 of this report and under Item 7 in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009.

The Corporation does not believe that there has been a material change in the nature or categories of the Corporation's primary market risk exposure or the particular markets that present the primary risk of loss to the Corporation. As of the date of this report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Corporation manages its primary market risk exposure, as described in its Annual Report on Form 10-K for the year ended December 31, 2009, have not changed materially during the current year. As of the date of this report, the Corporation does not expect to make material changes in those methods in the near term. The Corporation may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

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

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part II.  Other Information
Item 1A.	Risk Factors

Information concerning risk factors is contained in the discussion in Item 1A, "Risk Factors," in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009. As of the date of this report, the Corporation does not believe that there has been a material change in the nature or categories of the Corporation's risk factors, as compared to the information disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009, other than risk factors related to the acquisition of OAK and the recently enacted Dodd-Frank Act.

Risk factors additional to those disclosed in the Corporation's most recent Annual Report on Form 10-K related to the OAK acquisition and the Dodd-Frank Act include the following:

•

The transaction may be more expensive to complete and the anticipated benefits, including anticipated cost savings and strategic gains, may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events.

•

Chemical's ability to achieve anticipated results from the transaction is dependent on the state of the economic and financial markets going forward, which have been under significant stress recently. Specifically, Chemical may incur more credit losses from OAK's loan portfolio than expected and deposit attrition may be greater than expected.

•

The complete integration of OAK's business and operations into Chemical, which includes conversion of OAK's operating systems and procedures, may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to OAK's or Chemical's existing businesses.

•

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (BCFP), and will require the BCFP and other federal agencies to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Corporation's and Chemical Bank's business. Compliance with these new laws and regulations will likely result in additional costs, which could be significant and could adversely impact the Corporation's results of operations, financial condition or liquidity.

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

3.2	Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Current Report on Form 8-K dated January 20, 2009, filed with the SEC on January 23, 2009. Here incorporated by reference.

4.1	Restated Articles of Incorporation. Exhibit 3.1 is here incorporated by reference.

4.2	Bylaws. Exhibit 3.2 is here incorporated by reference.

31.1	Certification. Certification of Chairman of the Board, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CHEMICAL FINANCIAL CORPORATION

Date: August 5, 2010	By: /s/ David B. Ramaker
David B. Ramaker Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: August 5, 2010	By: /s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Document

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

3.2	Bylaws. Previously filed as Exhibit 3.2 to the Corporation's Current Report on Form 8-K dated January 20, 2009, filed with the SEC on January 23, 2009. Here incorporated by reference.

4.1	Restated Articles of Incorporation. Exhibit 3.1 is here incorporated by reference.

4.2	Bylaws. Exhibit 3.2 is here incorporated by reference.

31.1	Certification. Certification of Chairman of the Board, Chief Executive Officer and President under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification. Certification of Executive Vice President, Chief Financial Officer and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.