Form 10-Q
period 2010-09-30
CHEMICAL FINANCIAL CORP
filed 2010-11-01
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2010

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

235 E. Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

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

The number of shares outstanding of the registrant's Common Stock, $1 par value, as of October 22, 2010, was 27,440,006 shares.

INDEX

Chemical Financial Corporation
Form 10-Q

Index to Form 10-Q
		Page

Forward-Looking Statements		3

Part I.	Financial Information

Item 1.	Financial Statements (unaudited, except Consolidated Statement of Financial Position as of December 31, 2009)	4

	Consolidated Statements of Financial Position as of September 30, 2010, December 31, 2009 and September 30, 2009	4

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2010 and September 30, 2009	5

	Consolidated Statements of Changes in Shareholders' Equity for the Nine Months Ended September 30, 2010 and September 30, 2009	6

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and September 30, 2009	7

	Notes to Consolidated Financial Statements	8-35

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	36-63

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	63

Item 4.	Controls and Procedures	63

Part II.	Other Information

Item 1A.	Risk Factors	64

Item 6.	Exhibits	65

Signatures		66

Exhibit Index

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and Chemical Financial Corporation (Chemical). Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "judgment," "plans," "predicts," "projects," "should," "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to real estate valuation, future levels of nonperforming loans, the rate of asset dispositions, future capital levels, future dividends, future growth and funding sources, future liquidity levels, future profitability levels, the effects on earnings of future changes in interest rates and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the carrying value of goodwill and mortgage servicing rights and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) and management's assumptions concerning pension and other postretirement benefit plans involve judgments that are inherently forward-looking. All of the information concerning interest rate sensitivity is forward-looking. The future effect of changes in the financial and credit markets and the national and regional economy on the banking industry, generally, and on Chemical, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Chemical undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Risk factors include, but are not limited to, the risk factors described in Item 1A in Chemical Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 2009; the risk factors described in Part II, Item 1A of this report; the timing and level of asset growth; changes in market interest rates; changes in FDIC assessment rates; changes in banking laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; opportunities for acquisitions and the effective completion of acquisitions and integration of acquired entities; the possibility that anticipated cost savings and revenue enhancements from acquisitions, restructurings, reorganizations and bank consolidations may not be realized fully or at all or within expected time frames; the local and global effects of current and future military actions, and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about capital levels and credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

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

Part I. Financial Information
Item 1.	Financial Statements

Chemical Financial Corporation
Consolidated Statements of Financial Position

	September 30, 2010	December 31, 2009	September 30, 2009
	(Unaudited)		(Unaudited)
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$118,441	$131,383	$90,215
Interest-bearing deposits with unaffiliated banks and others	600,909	229,326	375,489
Total cash and cash equivalents	719,350	360,709	465,704
Investment securities:
Trading, at fair value	1,471	-	-
Available-for-sale, at fair value	608,823	592,521	512,413
Held-to-maturity (fair value - $152,212 at September 30, 2010, $125,730 at December 31, 2009 and $126,917 at September 30, 2009)	155,475	131,297	132,438
Total investment securities	765,769	723,818	644,851
Other securities	26,189	22,128	22,128
Loans held-for-sale	19,547	8,362	7,043
Loans:
Commercial	794,739	584,286	575,062
Real estate commercial	1,077,760	785,675	782,640
Real estate construction	167,738	121,305	118,116
Real estate residential	747,135	739,380	753,744
Consumer	853,499	762,514	773,902
Total loans	3,640,871	2,993,160	3,003,464
Allowance for loan losses	(89,521)	(80,841)	(77,491)
Net loans	3,551,350	2,912,319	2,925,973
Premises and equipment (net of accumulated depreciation of $78,767 at September 30, 2010, $75,607 at December 31, 2009 and $75,915 at September 30, 2009)	66,212	53,934	53,172
Goodwill	110,266	69,908	69,908
Other intangible assets	14,532	5,408	5,477
Interest receivable and other assets	127,093	94,126	74,107
Total Assets	$5,400,308	$4,250,712	$4,268,363
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$696,710	$573,159	$533,430
Interest-bearing	3,770,692	2,844,966	2,870,069
Total deposits	4,467,402	3,418,125	3,403,499
Interest payable and other liabilities	31,744	27,708	36,891
Short-term borrowings	254,799	240,568	233,693
Federal Home Loan Bank (FHLB) advances	85,390	90,000	115,000
Total liabilities	4,839,335	3,776,401	3,789,083
Shareholders' equity:
Preferred stock, no par value:
Authorized - 200,000 shares; none issued	-	-	-
Common stock, $1 par value per share:
Authorized - 30,000,000 shares; issued and outstanding - 27,440,006 shares at September 30, 2010, 23,891,321 shares at December 31, 2009 and 23,889,766 shares at September 30, 2009	27,440	23,891	23,890
Additional paid-in capital	429,459	347,676	347,667
Retained earnings	115,187	115,391	119,920
Accumulated other comprehensive loss	(11,113)	(12,647)	(12,197)
Total shareholders' equity	560,973	474,311	479,280
Total Liabilities and Shareholders' Equity	$5,400,308	$4,250,712	$4,268,363

See accompanying notes to consolidated financial statements.

Chemical Financial Corporation
Consolidated Statements of Income (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$51,485	$43,289	$141,481	$129,079
Interest on investment securities:
Taxable	2,718	3,527	8,806	12,053
Tax-exempt	1,391	962	3,594	2,632
Dividends on other securities	81	132	458	562
Interest on deposits with unaffiliated banks and others	323	156	743	345
Total interest income	55,998	48,066	155,082	144,671
Interest Expense
Interest on deposits	9,314	9,942	27,216	29,917
Interest on short-term borrowings	168	251	489	723
Interest on FHLB advances	623	1,210	2,205	3,800
Total interest expense	10,105	11,403	29,910	34,440
Net Interest Income	45,893	36,663	125,172	110,231
Provision for loan losses	8,600	14,200	35,300	43,400
Net interest income after provision for loan losses	37,293	22,463	89,872	66,831
Noninterest Income
Service charges on deposit accounts	4,680	4,949	14,162	14,205
Trust and investment services revenue	2,521	2,306	7,416	7,055
Other charges and fees for customer services	2,555	1,971	6,896	5,766
Mortgage banking revenue	1,204	840	2,837	3,452
Investment securities gains	82	-	82	95
Other	77	26	166	334
Total noninterest income	11,119	10,092	31,559	30,907
Operating Expenses
Salaries, wages and employee benefits	18,015	15,765	49,650	45,865
Occupancy	2,903	2,497	8,474	7,611
Equipment	3,698	2,435	10,110	7,141
Other	11,600	8,885	31,821	28,186
Total operating expenses	36,216	29,582	100,055	88,803
Income Before Income Taxes	12,196	2,973	21,376	8,935
Federal income tax expense	3,325	500	5,825	1,450
Net Income	$8,871	$2,473	$15,551	$7,485

Net Income Per Common Share:
Basic	$0.32	$0.10	$0.60	$0.31
Diluted	0.32	0.10	0.60	0.31
Cash Dividends Declared Per Common Share	0.20	0.295	0.60	0.885

See accompanying notes to consolidated financial statements.

Chemical Financial Corporation
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share data)
Balances at January 1, 2009	$23,881	$346,916	$133,578	$(12,831)	$491,544
Comprehensive income:
Net income			7,485
Other:
Change in net unrealized gains on investment securities-available-for-sale, net of tax expense of $428				794
Reclassification adjustment for realized gain on call of investment security- available-for-sale included in net income, net of tax expense of $6				(11)
Adjustment for pension and other postretirement benefits, net of tax benefit of $80				(149)
Comprehensive income					8,119
Cash dividends declared of $0.885 per share			(21,143)		(21,143)
Shares issued - directors' stock purchase plan	9	235			244
Share-based compensation		516			516
Balances at September 30, 2009	$23,890	$347,667	$119,920	$(12,197)	$479,280

Balances at January 1, 2010	$23,891	$347,676	$115,391	$(12,647)	$474,311
Comprehensive income:
Net income			15,551
Other:
Change in net unrealized gains on investment securities-available-for-sale, net of tax expense of $782				1,452
Adjustment for pension and other postretirement benefits, net of tax expense of $44				82
Comprehensive income					17,085
Shares issued - stock options	1	41			42
Cash dividends declared of $0.60 per share			(15,755)		(15,755)
Shares and stock options issued in the acquisition of O.A.K. Financial Corporation	3,530	80,167			83,697
Shares issued - directors' stock purchase plan	12	238			250
Share-based compensation	6	1,337			1,343
Balances at September 30, 2010	$27,440	$429,459	$115,187	$(11,113)	$560,973

See accompanying notes to consolidated financial statements.

Chemical Financial Corporation
Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities:	(In thousands)
Net income	$15,551	$7,485
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	35,300	43,400
Gains on sales of loans	(3,867)	(5,221)
Proceeds from sales of loans	187,646	310,693
Loans originated for sale	(193,639)	(304,052)
Proceeds from sale of trading securities	1,083	-
Loss on repurchase of sold loans	70	-
Investment securities gains	(82)	(95)
Net gains on sales of other real estate and repossessed assets	(1,214)	(303)
Gain on sale of branch bank property	(2)	(58)
Net losses on disposal of premises and equipment	867	45
Depreciation of premises and equipment	5,795	4,783
Amortization of intangible assets	2,376	2,119
Net amortization of premiums and discounts on investment securities	2,022	394
Share-based compensation expense	1,343	516
Contribution to defined benefit pension plan	-	(2,500)
Net (increase) decrease in interest receivable and other assets	959	(5,317)
Net increase (decrease) in interest payable and other liabilities	(3,341)	4,048
Net cash provided by operating activities	50,867	55,937
Cash Flows From Investing Activities:
Investment securities-available-for-sale:
Proceeds from maturities, calls and principal reductions	247,265	198,188
Proceeds from sale	-	78
Purchases	(196,203)	(259,811)
Investment securities-held-to-maturity:
Proceeds from maturities, calls and principal reductions	35,014	31,653
Purchases	(59,255)	(66,595)
Other securities:
Proceeds from redemption	1,259	-
Net increase in loans	(59,078)	(57,615)
Proceeds from sales of other real estate and repossessed assets	13,242	11,648
Proceeds from sale of branch bank property	35	225
Purchases of premises and equipment, net	(6,013)	(4,964)
Cash acquired, net of cash paid, in business combination	17,177	-
Net cash used in investing activities	(6,557)	(147,193)
Cash Flows From Financing Activities:
Net increase in noninterest-bearing and interest-bearing demand deposits and savings accounts	382,936	273,798
Net increase (decrease) in time deposits	(26,900)	150,909
Net increase (decrease) in securities sold under agreements to repurchase	14,231	(45)
Repayment of FHLB advances	(40,473)	(20,025)
Cash dividends paid	(15,755)	(21,143)
Proceeds from directors' stock purchase plan	250	244
Proceeds from exercise of stock options	42	-
Net cash provided by financing activities	314,331	383,738
Net increase in cash and cash equivalents	358,641	292,482
Cash and cash equivalents at beginning of period	360,709	173,222
Cash and Cash Equivalents at End of Period	$719,350	$465,704
Supplemental Disclosure of Cash Flow Information:
Interest paid	$30,634	$35,375
Federal income taxes paid	8,650	6,350
Loans transferred to other real estate and repossessed assets	15,252	12,863
Business combination:
Fair value of tangible assets acquired (noncash)	752,554	-
Goodwill and identifiable intangible assets acquired	50,672	-
Liabilities assumed	736,706	-
Common stock issued	83,697	-

See accompanying notes to consolidated financial statements.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010

Note 1:  Significant Accounting Policies

Nature of Operations

Chemical Financial Corporation (Chemical or Corporation) operates in a single operating segment - commercial banking. The Corporation is a financial holding company, headquartered in Michigan that operated through one commercial bank, Chemical Bank, as of September 30, 2010. Byron Bank was acquired in the acquisition of O.A.K. Financial Corporation (OAK) on April 30, 2010 and was consolidated with and into Chemical Bank on July 23, 2010. Chemical Bank operates primarily within the State of Michigan as a state-chartered commercial bank. Chemical Bank operates through an internal organizational structure of four regional banking units, offering a full range of commercial banking and fiduciary products and services to the residents and business customers in the bank's geographical market areas. The products and services offered by the regional banking units, through branch banking offices, as well as the pricing of these products and services, are generally consistent throughout the Corporation. The marketing of products and services throughout the Corporation's regional banking units is generally uniform, as many of the markets served by the regional banking units overlap. The distribution of products and services is uniform throughout the Corporation's regional banking units and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products. Byron Bank operated as a state-chartered commercial bank and offered generally the same commercial banking products and services as Chemical Bank until July 23, 2010.

The Corporation's primary sources of revenue are from its loan products and investment securities.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments believed necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009.

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

Use of Estimates

Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, fair value amounts related to the acquisition of OAK on April 30, 2010, pension expense, income taxes, goodwill and other assets that require fair value measurement. Actual results could differ from these estimates. The Corporation utilized estimates and assumptions in recording the assets and liabilities associated with OAK at fair value as of the acquisition date. These estimates and assumptions could be revised as additional information that existed as of the acquisition date is obtained.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010

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

Pursuant to the guidance of ASC 805, Business Combinations (formerly SFAS 141(R)) effective for all acquisitions with closing dates after January 1, 2009, the Corporation recognized the assets acquired and the liabilities assumed in the OAK acquisition at their fair values as of the acquisition date with the related acquisition and restructuring costs expensed in the current period. The Corporation recorded $40.4 million of goodwill in conjunction with the acquisition which represented the purchase price over the fair values of the identifiable net assets acquired. Additionally, the Corporation recorded $10.3 million of other intangible assets as a result of the OAK acquisition attributable to core deposits, mortgage servicing rights and non-compete agreements acquired.

ASC 805 affords a measurement period beyond the acquisition date which allows the Corporation the opportunity to finalize the acquisition accounting in the event that new information is identified that existed as of the acquisition date but was not known by the Corporation at that time. The Corporation anticipates that measurement period adjustments could arise from adjustments to the fair values of assets and liabilities recognized at the acquisition date as additional information is obtained such as appraisals of collateral securing loans and fixed assets, contracts, legal documentation and selected key borrower data. In the event that a measurement period adjustment is identified, the Corporation will recognize the adjustment as part of its acquisition accounting, which may result in an adjustment to goodwill recorded. During the three months ended September 30, 2010, additional appraisal information was obtained about the fair value of premises and equipment which resulted in adjustments to the initial purchase price allocation. These adjustments resulted in an increase to goodwill acquired of $1.1 million.

See Note 2 for further information regarding the OAK acquisition.

Trading Securities Acquired in a Business Combination

The Corporation acquired $2.5 million of preferred securities in the acquisition of OAK. These preferred securities were classified by the Corporation as trading securities on April 30, 2010 and were recorded at fair value at September 30, 2010. Trading securities are intended to be sold in the near-term and are reported at fair value with realized and unrealized gains and losses included in earnings. At September 30, 2010, the Corporation held $1.5 million of these preferred securities. The Corporation's earnings included $0.1 million of unrealized gains from preferred securities during the three and nine months ended September 30, 2010.

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010

extent cash is received and where future collection of principal is probable. Loans are returned to accrual status when principal and interest payments are brought current, payments have been received consistently for a period of time and collectibility is no longer in doubt.

Nonperforming loans of the originated portfolio are comprised of those loans accounted for on a nonaccrual basis, accruing loans contractually past due 90 days or more as to interest or principal payments and loans modified under troubled debt restructurings (nonperforming originated loans).

Loans Acquired in a Business Combination

Loans with an outstanding principal balance of $683 million were acquired in the acquisition of OAK which resulted in recognition of a discount attributable, in part, to credit quality, which was recorded as a reduction of the loans' outstanding principal balances in the consolidated statement of financial position (acquired loans). The Corporation understands, as outlined in the AICPA's open letter to the Office of the Chief Accountant of the Securities and Exchange Commission dated December 18, 2009, that pending further standard setting, a company may elect to account for such acquired loans pursuant to the provisions of either ASC 310-20 (formerly FASB Statement No. 91) or ASC 310-30 (formerly Statement of Position 03-3). The Corporation has elected to account for these loans pursuant to ASC 310-30 and will follow the accounting and disclosure guidance of ASC 310-30. None of the acquired loans are classified as debt securities.

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

Under the provisions of ASC 310-30, the Corporation aggregated acquired loans into 14 pools based upon common risk characteristics. A pool is considered as a single unit of accounting for the purposes of applying the guidance as described above. A loan will be removed from a pool of acquired loans only if the loan is sold, foreclosed, paid-off or written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and the cash, fair value of the collateral, or other assets received will be recognized in earnings immediately and would not affect the effective yield used to recognize the accretable difference on the remaining pool. The Corporation will estimate the cash flows expected to be collected over the life of the pools of loans at acquisition, and quarterly thereafter, based on a set of assumptions including expectations as to default rates, prepayment rates and loss severities. In the event that the updated expected cash flows increase in a pool from those originally projected at acquisition date, the Corporation will adjust the accretable yield amount with a resulting change in the amount recognized in income in subsequent periods. In the event that the updated expected cash flows in a pool decrease from those originally projected at the acquisition date, the Corporation will consider that loan pool impaired which results in the Corporation accruing a provision for loan losses with a corresponding adjustment to the accretable yield and the nonaccretable difference balances.

Upon acquisition, the OAK loan portfolio had contractually required principal and interest payments receivable of $729 million, expected cash flows of $686 million and a fair value of $631 million. The difference between the contractually required principal and interest payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $43 million. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $55 million. Both contractually required payments receivable and expected cash flows reflect

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010

anticipated prepayments, determined based on historical portfolio experience. At September 30, 2010, the outstanding principal balance and the carrying amount of the acquired loan portfolio were $646 million and $595 million, respectively, and there was no related allowance for loan losses at that date.

Activity for the accretable yield, which includes contractually due interest, of acquired loans since the acquisition date follows:
Accretable Yield
(In thousands)
Balance at OAK acquisition date	$55,587
Additions	-
Disposals	-
Accretion recognized in interest income	(12,572)
Reclassifications from (to) nonaccretable difference	-
Balance at September 30, 2010	$43,015

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

The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option is elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Corporation to record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At September 30, 2010, December 31, 2009 and September 30, 2009, the Corporation had not elected the fair value option for any financial assets or liabilities.

Share-Based Compensation

The Corporation has granted stock options, stock awards and restricted stock performance units to certain executive and senior management employees. The Corporation accounts for share-based compensation expense for stock options using the modified-prospective transition method. Under that method, compensation expense is recognized for all of the

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010

Corporation's stock option awards granted after December 31, 2005, based on the estimated grant date fair value as computed using the Black-Scholes option pricing model. The fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service period. Compensation expense for restricted stock performance units is recognized based on the grant date fair value of the awards over the expected requisite performance period.

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

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at the enacted tax rates expected to be applied to taxable income in the years in which those differences are expected to be recovered or settled. Income tax positions are evaluated to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50% likely to be realized. Reserves for contingent tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of audit examinations. The Corporation had no reserve for contingent income tax liabilities recorded at September 30, 2010.

The tax periods open to examination by the Internal Revenue Service include the calendar years ended December 31, 2009, 2008 and 2007. The same calendar years are open to examination for the Michigan Business Tax/Michigan Single Business Tax with the addition of the calendar years ended December 31, 2006 and 2005.

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
September 30, 2010

The following table summarizes the number of shares used in the numerator and denominator of the basic and diluted earnings per common share computations:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Numerator for both basic and diluted earnings per common share, net income	$8,871	$ 2,473	$15,551	$ 7,485

Denominator for basic earnings per common share, weighted average common shares outstanding	27,438	23,890	25,883	23,890
Weighted average common stock equivalents	33	22	28	17
Denominator for diluted earnings per common share	27,471	23,912	25,911	23,907

Basic earnings per common share	$ 0.32	$ 0.10	$ 0.60	$ 0.31
Diluted earnings per common share	0.32	0.10	0.60	0.31

The average number of exercisable employee stock option awards outstanding that were "out-of-the-money," whereby the option exercise price per share exceeded the market price per share and therefore were not included in the computation of diluted earnings per common share were as follows: 638,717 and 564,502 for the three months ended September 30, 2010 and 2009, respectively, and 586,668 and 515,172 for the nine months ended September 30, 2010 and 2009, respectively.

Equity

In January 2008, the board of directors of the Corporation authorized management to repurchase up to 500,000 shares of the Corporation's common stock. Since the January 2008 authorization, the Corporation has not repurchased any shares.

On April 20, 2009, the shareholders of the Corporation authorized the board of directors of the Corporation to issue up to 200,000 shares of preferred stock in connection with either an acquisition by the Corporation of an entity that has shares of preferred stock issued and outstanding pursuant to any program established by the United States government or participation by the Corporation in any program established by the United States government. As of September 30, 2010, no shares of preferred stock were issued and outstanding.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of related tax benefits (expense), at September 30, 2010, December 31, 2009 and September 30, 2009 were as follows:
	September 30, 2010	December 31, 2009	September 30, 2009
	(In thousands)
Net unrealized gains on investment securities-available-for-sale, net of related tax expense of $(2,428) at September 30, 2010, $(1,646) at December 31, 2009 and $(2,032) at September 30, 2009.	$ 4,510	$ 3,058	$ 3,773
Pension and other postretirement benefits adjustment, net of related tax benefit of $8,412 at September 30, 2010, $8,456 at December 31, 2009, and $8,599 at September 30, 2009.	(15,623)	(15,705)	(15,970)
Accumulated other comprehensive loss	$(11,113)	$(12,647)	$(12,197)

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

Disclosures About Credit Quality: In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20). ASU 2010-20 requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under ASU 2010-20, allowance for credit losses and period-end financing receivables are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and delinquency/nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the loan portfolio's risk and performance. ASU 2010-20 is effective for interim and annual reporting periods after December 15, 2010.  As ASU 2010-20 only amends disclosure requirements, adoption of ASU 2010-20 for the

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010

Corporation's reporting period ending December 31, 2010 will not have an impact on the Corporation's consolidated financial condition or results of operations.

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

OAK, a bank holding company, owned Byron Bank, which provided traditional commercial banking services and products through 14 banking offices serving communities in Ottawa, Allegan and Kent counties in west Michigan. Byron Bank owned two operating subsidiaries, Byron Investment Services, which offered mutual fund products, securities, brokerage services, retirement planning services and investment management and advisory services, and O.A.K. Title Insurance Agency, which offered title insurance to buyers and sellers of residential and commercial properties. As a result of the consolidation of Byron Bank with and into Chemical Bank on July 23, 2010, these two subsidiaries became subsidiaries of Chemical Bank. O.A.K. Title Insurance Agency was legally dissolved on August 31, 2010 and Byron Investment Services is expected to be dissolved in 2011, as these products and services are currently being offered through existing subsidiaries of Chemical Bank. At the acquisition date, OAK had total assets of $820 million, which included $631 million of loans, and $693 million of total deposits.

In connection with the acquisition of OAK, the Corporation recorded $40.4 million of goodwill. Goodwill recorded is primarily attributable to the synergies and economies of scale expected from combining the operations of Chemical and OAK. In addition, the Corporation recorded $10.3 million of other intangible assets in conjunction with the acquisition. The other intangible assets represent the value attributable to core deposits, mortgage servicing rights and non-compete agreements acquired.

As of the acquisition date, Byron Bank became a wholly owned subsidiary of Chemical. Byron Bank was consolidated with and into Chemical Bank on July 23, 2010. The $40.4 million of goodwill recognized in the acquisition of OAK was allocated at the acquisition date to Byron Bank and, therefore, upon the consolidation of Byron Bank with and into Chemical Bank, the goodwill of $40.4 million and other intangible assets of $10.3 million became intangible assets of Chemical Bank.

The results of the merged OAK operations are presented within Chemical's consolidated financial statements from the acquisition date. The disclosure of OAK's post-acquisition revenue and net income is not practical due to the combining of Byron Bank's operations with and into Chemical Bank on July 23, 2010. Acquisition-related transaction expenses associated with the OAK acquisition totaled $1.1 million and $4.1 million for the three and nine months ended September 30, 2010.

The summary computation of the purchase price, including preliminary adjustments to reflect OAK assets acquired and liabilities assumed at fair value, and the allocation of the purchase price to the net assets of OAK are presented below. The acquisition accounting presented below may be adjusted during a measurement period beyond the acquisition date that provides the Corporation with the opportunity to finalize the acquisition accounting in the event that new information is identified that existed as of the acquisition date but was not known by the Corporation at that time. The Corporation anticipates that measurement period adjustments could arise from adjustments to the fair values of assets and liabilities recognized at the acquisition date as additional information is obtained such as appraisals of collateral securing loans and fixed assets, contracts, legal documentation and selected key borrower data. In the event

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010

that a measurement period adjustment is identified, the Corporation will recognize the adjustment as part of its acquisition accounting, which may result in an adjustment to goodwill recorded. During the three months ended September 30, 2010, additional appraisal information was obtained about the fair value of premises and equipment which resulted in adjustments to the initial purchase price allocation. These adjustments resulted in an increase to goodwill acquired of $1.1 million.
Purchase Price Summary (In thousands, except share data)		As of April 30, 2010
Purchase Price:
OAK common shares outstanding at April 30, 2010	2,703,009
Chemical exchange ratio	1.306
Chemical shares issued at the market price of $23.70 per share at April 30, 2010	3,529,772	$83,656
Fair value of OAK options converted to Chemical options		41
Cash paid in lieu of fractional shares		8
Total purchase price		$83,705

Net assets acquired:
OAK stockholders' equity		$68,379
Preliminary adjustments to reflect fair value of net assets acquired(1):
Loans		(52,578)
Allowance for loan losses		15,250
Premises and equipment		(1,718)	(2)
Core deposit intangibles		8,914
Other intangibles, including mortgage servicing rights		1,244
Deferred tax asset, net		13,232	(2)
Deposits		(4,833)
Federal Home Loan Bank advances		(1,436)
Accrued expenses and other liabilities		(3,107)
Adjusted net assets acquired		43,347

Excess of purchase price over fair value of adjusted net assets acquired		$40,358

(1)

All amounts were previously reported in the Corporation's Quarterly Report on Form 10-Q for the three- and six-month periods ended June 30, 2010, with the exception of premises and equipment and deferred tax asset, net.

(2)	Adjustment to fair value based on updated appraisal information obtained during the third quarter of 2010, along with corresponding federal income tax effect.

A summary of adjustments to the initial purchase price allocation was as follows (in thousands):
Excess of purchase price over fair value of adjusted net assets acquired as of June 30, 2010	$39,241
Reduction in fair value of premises and equipment	1,718
Deferred tax asset attributable to book/tax cost basis differences of premises and equipment	(601)
Excess of purchase price over fair value of adjusted net assets acquired as of September 30, 2010	$40,358

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010

Allocation of Purchase Price

The preliminary acquisition date estimated fair values of the assets acquired and liabilities assumed from OAK were as follows (in thousands):
	Original Allocation	Adjustments	Revised Allocation
Assets
Cash and cash equivalents	$ 17,185	$ -	$ 17,185
Investment securities	69,561	-	69,561
Other securities	5,320	-	5,320
Loans	630,575	-	630,575
Premises and equipment	14,645	(1,718)	12,927
Goodwill	39,241	1,117	40,358
Other intangible assets	10,314	-	10,314
Deferred tax asset, net	18,547	601	19,148
Interest receivable and other assets	15,023	-	15,023
Total assets	$820,411	$ -	$820,411

Liabilities
Deposits	$693,241	$ -	$693,241
Interest payable and other liabilities	7,602	-	7,602
Federal Home Loan Bank (FHLB) advances	35,863	-	35,863
Total liabilities	736,706	-	736,706
Total purchase price	$ 83,705	$ -	$ 83,705

Other intangible assets acquired in the OAK acquisition at April 30, 2010, consisted of the following (in thousands):
Other Intangible Assets:	Fair Value	Weighted Avg. Life	Amortization Method
Core deposit intangible assets	$8,945	4.7 years	Accelerated basis
Mortgage servicing rights	691	3.0 years	Accelerated basis
Non-compete agreements	678	1.4 years	Straight-line
Total	$10,314

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010

Unaudited Pro Forma Combined Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Interest income	$55,998	$58,496	$168,473	$176,008
Interest expense	10,105	14,194	32,452	43,724
Net interest income	45,893	44,302	136,021	132,284
Provision for loan losses	8,600	18,700	38,500	50,250
Net interest income after provision for loan losses	37,293	25,602	97,521	82,034
Noninterest income	11,119	12,549	36,342	39,159
Operating expenses	35,154	36,717	104,712	109,475
Income before income taxes	13,258	1,434	29,151	11,718
Federal income tax expense (benefit)	3,737	(208)	8,335	1,850
Net income	$ 9,521	$ 1,642	$20,816	$ 9,868

Net income per common share:
Basic	$ 0.35	$ 0.06	$ 0.76	$ 0.36
Diluted	0.35	0.06	0.76	0.36

Weighted average shares outstanding:
Basic	27,438	27,420	27,435	27,420
Diluted	27,471	27,442	27,462	27,437

Note 3:  Investment Securities

Investment securities-trading of $1.5 million held by the Corporation at September 30, 2010 were acquired as part of the OAK acquisition and comprised preferred stock securities of two large banks. The Corporation utilized the observable market price of these preferred securities at September 30, 2010 to estimate the fair value of these securities at that date.

The following is a summary of the amortized cost and fair value of investment securities-available-for-sale and investment securities-held-to-maturity at September 30, 2010, December 31, 2009 and September 30, 2009:

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010
	Investment Securities-Available-for-Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
September 30, 2010
Government sponsored agencies	$139,298	$ 640	$ 17	$139,921
State and political subdivisions	47,231	1,491	1	48,721
Residential mortgage-backed securities	152,446	4,476	149	156,773
Collateralized mortgage obligations	239,777	736	224	240,289
Corporate bonds	23,132	148	161	23,119
Total	$601,884	$7,491	$ 552	$608,823

December 31, 2009
Government sponsored agencies	$190,920	$1,228	$ 163	$191,985
State and political subdivisions	3,506	56	-	3,562
Residential mortgage-backed securities	150,325	4,174	294	154,205
Collateralized mortgage obligations	223,806	298	346	223,758
Corporate bonds	19,260	209	458	19,011
Total	$587,817	$5,965	$1,261	$592,521

September 30, 2009
U.S. Treasury	$ 100	$ 1	$ -	$ 101
Government sponsored agencies	170,751	1,956	47	172,660
State and political subdivisions	3,697	76	-	3,773
Residential mortgage-backed securities	145,245	4,788	93	149,940
Collateralized mortgage obligations	154,541	173	676	154,038
Corporate bonds	32,274	196	569	31,901
Total	$506,608	$7,190	$1,385	$512,413

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010
	Investment Securities-Held-to-Maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
September 30, 2010
State and political subdivisions	$144,975	$3,824	$ 527	$148,272
Trust preferred securities	10,500	-	6,560	3,940
Total	$155,475	$3,824	$7,087	$152,212

December 31, 2009
State and political subdivisions	$120,447	$1,954	$ 679	$121,722
Residential mortgage-backed securities	350	33	-	383
Trust preferred securities	10,500	-	6,875	3,625
Total	$131,297	$1,987	$7,554	$125,730

September 30, 2009
State and political subdivisions	$121,522	$2,437	$ 593	$123,366
Residential mortgage-backed securities	416	35	-	451
Trust preferred securities	10,500	-	7,400	3,100
Total	$132,438	$2,472	$7,993	$126,917

At September 30, 2010, the Corporation held $10.5 million of trust preferred investment securities that were recorded as held-to-maturity, with $10.0 million of these securities representing a 100% interest in a trust preferred investment security of a small non-public bank holding company in Michigan that was purchased in the second quarter of 2008 and $0.5 million representing a 10% interest in another trust preferred investment security of a small non-public bank holding company located in Michigan.

At September 30, 2010, it was the Corporation's opinion that the market for trust preferred securities was not active, and thus, in accordance with GAAP, when there is a significant decrease in the volume and activity for an asset or liability in relation to normal market activity, adjustments to transaction or quoted prices may be necessary or a change in valuation technique or multiple valuation techniques may be appropriate. The fair values of the trust preferred investment securities were based upon a calculation of discounted cash flows. The cash flows were discounted based upon both observable inputs and appropriate risk adjustments that market participants would make for nonperformance, illiquidity and issuer specifics. An independent third party provided the Corporation with observable inputs based on the existing market and insight into appropriate rate of return adjustments that market participants would require for the additional risk associated with a single issue investment security of this nature. Using a model that incorporated the average current yield of publicly traded performing trust preferred securities of large financial institutions with no known material financial difficulties at September 30, 2010, and adjusted for both illiquidity and the specific characteristics of the issuer, such as size, leverage position and location, the Corporation calculated an implied yield of 38% on its $10.0 million trust preferred investment security and 28% on its $0.5 million trust preferred investment security. Based upon these implied yields, the fair values of the trust preferred investment securities were calculated by the Corporation at $3.8 million and $0.1 million, respectively, resulting in a combined impairment of $6.6 million. At September 30, 2010, the Corporation concluded that the $6.6 million of combined impairment on these trust preferred investment securities was temporary in nature.

The following is a summary of the amortized cost and fair value of investment securities at September 30, 2010, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010
	September 30, 2010
	Amortized Cost	Fair Value
Investment Securities-Available-for-Sale:	(In thousands)
Due in one year or less	$130,919	$131,772
Due after one year through five years	358,965	362,355
Due after five years through ten years	82,798	84,146
Due after ten years	29,202	30,550
Total	$601,884	$608,823
Investment Securities-Held-to-Maturity:
Due in one year or less	$ 16,545	$ 16,644
Due after one year through five years	68,250	69,393
Due after five years through ten years	35,738	36,991
Due after ten years	34,942	29,184
Total	$155,475	$152,212

The following summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized losses at September 30, 2010, December 31, 2009 and September 30, 2009, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position. Investment securities acquired in the OAK transaction were recorded at fair value at the acquisition date of April 30, 2010, and are included in the following table based upon the length of time that individual securities were in a continuous unrealized loss position since the acquisition date.
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2010	(In thousands)
Government sponsored agencies	$ 10,863	$ 17	$ -	$ -	$ 10,863	$ 17
State and political subdivisions	22,912	418	5,717	110	28,629	528
Residential mortgage-backed securities	30,763	149	-	-	30,763	149
Collateralized mortgage obligations	95,231	224	-	-	95,231	224
Corporate bonds	-	-	2,329	161	2,329	161
Trust preferred securities	-	-	3,940	6,560	3,940	6,560
Total	$159,769	$808	$11,986	$6,831	$171,755	$7,639

December 31, 2009
Government sponsored agencies	$ 47,633	$ 163	$ -	$ -	$ 47,633	$ 163
State and political subdivisions	30,959	530	1,955	149	32,914	679
Residential mortgage-backed securities	26,709	294	-	-	26,709	294
Collateralized mortgage obligations	100,832	311	9,364	35	110,196	346
Corporate bonds	218	6	2,031	452	2,249	458
Trust preferred securities	-	-	3,625	6,875	3,625	6,875
Total	$206,351	$1,304	$16,975	$7,511	$223,326	$8,815

September 30, 2009
Government sponsored agencies	$ 25,177	$ 47	$ -	$ -	$ 25,177	$ 47
State and political subdivisions	23,109	469	1,981	124	25,090	593
Residential mortgage-backed securities	11,473	93	-	-	11,473	93
Collateralized mortgage obligations	108,988	616	6,870	60	115,858	676
Corporate bonds	206	17	4,429	552	4,635	569
Trust preferred securities	-	-	3,100	7,400	3,100	7,400
Total	$168,953	$1,242	$16,380	$8,136	$185,333	$9,378

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010

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

An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security, as of September 30, 2010, represented OTTI. Management believed that the unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates, increased credit spreads and reduced market liquidity and not as a result of credit-related issues. Unrealized losses of $0.2 million in the corporate bond portfolio were attributable to one issuer experiencing credit quality issues. Unrealized losses of $6.6 million in the trust preferred securities portfolio, related to trust preferred securities from two well-capitalized bank holding companies, were attributable to illiquidity in certain financial markets. The Corporation performed an analysis of the creditworthiness of these issuers and concluded that, at September 30, 2010, the Corporation expected to recover the entire amortized cost of these investment securities.

As of September 30, 2010, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it is more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, as of September 30, 2010, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. Additionally, no impairment loss was realized in the Corporation's consolidated statements of income for the three and nine months ended September 30, 2010. However, there is no assurance that OTTI may not occur in the future.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010

Note 4:  Nonperforming Assets, Allowance for Loan Losses and Impaired Loans

The following schedule summarizes nonperforming loans within the originated portfolio, other real estate and repossessed assets and nonperforming loans within the acquired portfolio.
	September 30, 2010	December 31, 2009	September 30, 2009
	(In thousands)
Originated Portfolio:
Nonaccrual loans:
Commercial	$ 19,440	$ 19,309	$ 21,379
Real estate commercial	59,353	49,419	58,930
Real estate construction	16,085	15,184	18,196
Real estate residential	13,485	15,508	15,739
Consumer	4,469	7,169	5,942
Total nonaccrual loans	112,832	106,589	120,186
Accruing loans past due 90 days or more:
Commercial	909	1,371	1,073
Real estate commercial	2,265	3,971	2,138
Real estate construction	-	1,990	675
Real estate residential	2,316	3,614	3,839
Consumer	1,036	787	974
Total accruing loans past due 90 days or more	6,526	11,733	8,699
Troubled debt restructurings-commercial loans	9,834	-	-
Troubled debt restructurings-real estate residential loans	18,712	17,433	9,567
Total nonperforming loans of originated portfolio	147,904	135,755	138,452
Other real estate and repossessed assets (1)	22,704	17,540	19,067
Total nonperforming assets	$170,608	$153,295	$157,519

Acquired Portfolio(2):
Nonaccrual loans	$ 8,974	$ -	$ -
Accruing loans past due 90 days or more	1,539	-	-
Troubled debt restructurings	1,987	-	-
Total nonperforming loans of acquired portfolio	$ 12,500	$ -	$ -

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held for sale, including properties acquired in the OAK transaction.
(2)

Represents the carrying value of those loans acquired in the OAK transaction that met the Corporation's definition of a nonperforming loan at September 30, 2010, but for which the risk of credit loss at the acquisition date was recognized.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010

The following summarizes the changes in the allowance for loan losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Balance at beginning of period	$89,502	$69,956	$80,841	$57,056
Provision for loan losses	8,600	14,200	35,300	43,400
Loans charged off:
Commercial	(2,830)	(1,786)	(5,633)	(8,365)
Real estate commercial	(2,586)	(1,703)	(6,983)	(6,222)
Real estate construction	(146)	(874)	(1,433)	(3,336)
Real estate residential	(1,767)	(1,346)	(6,687)	(2,624)
Consumer	(1,916)	(1,996)	(8,704)	(4,793)
Total loan charge-offs	(9,245)	(7,705)	(29,440)	(25,340)

Recoveries of loans previously charged off:
Commercial	212	349	756	684
Real estate commercial	38	91	237	404
Real estate construction	19	46	20	46
Real estate residential	109	231	469	440
Consumer	286	323	1,338	801
Total loan recoveries	664	1,040	2,820	2,375
Net loan charge-offs	(8,581)	(6,665)	(26,620)	(22,965)
Balance as of September 30	$89,521	$77,491	$89,521	$77,491

An allowance for loan losses related to acquired loans was not required at September 30, 2010 due to no material change in expected cash flows since the date of acquisition.

The Corporation's originated loan portfolio and acquired loan portfolio totaled $3.05 billion and $595.0 million, respectively, at September 30, 2010. The following summarizes credit quality statistics for the originated portfolio:
	September 30, 2010	December 31, 2009	September 30, 2009
Nonperforming originated loans as a percent of total originated loans	4.86%	4.54%	4.61%
Nonperforming assets as a percent of total assets	3.16%	3.61%	3.69%
Net loan charge-offs as a percent of average total loans (year-to-date, annualized)	1.06%	1.18%	1.03%
Allowance for loan losses as a percent of total originated loans	2.94%	2.70%	2.58%
Allowance for loan losses as a percent of nonperforming originated loans	61%	60%	56%

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010

The following schedule summarizes impaired loan information:
	September 30, 2010		December 31, 2009	September 30, 2009
	(In thousands)
Impaired commercial, real estate commercial and real estate construction loans (including troubled debt restructurings-commercial loans):
With valuation allowance	$ 58,269		$ 38,217	$ 48,878
With no valuation allowance	56,062	(1)	45,695	59,194
Total impaired commercial, real estate commercial and real estate construction loans	114,331		83,912	108,072
Troubled debt restructurings-real estate residential loans	18,712		17,433	-
Total impaired loans	$133,043		$101,345	$108,072

(1)

Includes $9.6 million of commercial, real estate commercial and real estate construction loans acquired in the OAK transaction that were not performing in accordance with original contractual loan terms. These loans are accounted for under the provisions of ASC 310-30. An allowance for loan losses related to acquired loans was not required at September 30, 2010 due to no material change in expected cash flows since the date of acquisition.

The following summarizes valuation allowances on impaired loans:
	September 30, 2010	December 31, 2009	September 30, 2009
	(In thousands)
Valuation allowance on impaired commercial, real estate commercial and real estate construction loans	$17,815	$10,507	$14,977
Valuation allowance on modified residential real estate loans	824	681	-
Total valuation allowance on impaired loans	$18,639	$11,188	$14,977

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

During the second quarter of 2010, the Corporation acquired OAK, which resulted in the recognition of $40.4 million of goodwill. Goodwill recorded is primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and OAK. No amount of goodwill recorded in conjunction with this acquisition is deductible for tax purposes. Goodwill is not amortized but is evaluated at least annually for impairment. The annual goodwill impairment review for 2010 was performed as of September 30, 2010 and no impairment was indicated.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010

The following table shows the net carrying value of the Corporation's intangible assets:
	September 30, 2010	December 31, 2009	September 30, 2009
	(In thousands)
Goodwill	$110,266	$69,908	$69,908
Core deposit intangible assets	10,352	2,331	2,480
Mortgage servicing rights	3,718	3,077	2,997
Non-compete agreements	462	-	-
Total intangible assets	$124,798	$75,316	$75,385

In conjunction with the OAK acquisition, the Corporation recorded $40.4 million of goodwill, $8.9 million in core deposit intangible assets, $0.7 million of mortgage servicing rights and $0.7 million of non-compete agreements as of the acquisition date.

The following table sets forth the carrying amount, accumulated amortization and amortization expense of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:
	September 30, 2010	December 31, 2009	September 30, 2009
	(In thousands)
Gross original amount	$26,978	$18,033	$18,033
Accumulated amortization	16,626	15,702	15,553
Carrying amount	$10,352	$ 2,331	$ 2,480
Amortization expense for the three months ended September 30	$ 439		$ 149
Amortization expense for the nine months ended September 30	$ 924		$ 569

At September 30, 2010, the remaining amortization expense on core deposit intangible assets that existed as of that date had been estimated as follows (in thousands):
2010	$ 436
2011	1,649
2012	1,533
2013	1,367
2014	1,199
2015 and thereafter	4,168
Total	$10,352

There was no impairment valuation allowance recorded on MSRs as of September 30, 2010, December 31, 2009 or September 30, 2009. The Corporation was servicing $882.2 million, $755.1 million and $738.6 million of real estate residential loans as of September 30, 2010, December 31, 2009 and September 30, 2009, respectively. The increase in the amount of loans serviced for others by the Corporation was largely attributable to the OAK transaction. Amortization expense of MSRs was $0.5 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively, and $1.2 million and $1.6 million for the nine months ended September 30, 2010 and 2009, respectively. The fair value of MSRs was $4.3 million, $4.8 million and $4.8 million at September 30, 2010, June 30, 2010 and December 31, 2009, respectively.

Amortization expense on non-compete agreements totaled $0.1 million and $0.2 million during the three and nine months ended September 30, 2010, respectively. Remaining amortization expense on non-compete agreements that existed at September 30, 2010 was estimated at $0.1 million for 2010 and $0.3 million for 2011.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010

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

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Investment securities-trading and -available-for-sale are recorded at fair value on a recurring basis. Additionally, the Corporation may be required to record other assets at fair value on a nonrecurring basis, such as impaired loans, goodwill, other intangible assets, other real estate and repossessed assets. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Investment securities-trading and -available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that include market inputs, such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Level 1 securities include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include preferred investment securities, securities issued by government sponsored agencies, securities issued by state and political subdivisions, residential mortgage-backed securities, collateralized mortgage obligations and corporate bonds.

Disclosure of Recurring Basis Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets are as follows:

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010
	Fair Value Measurements - Recurring Basis
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)

September 30, 2010
Investment securities-trading	$ -	$ 1,471	$ -	$ 1,471
Investment securities-available-for-sale:
Government sponsored agencies	-	139,921	-	139,921
State and political subdivisions	-	48,721	-	48,721
Residential mortgage-backed securities	-	156,773	-	156,773
Collateralized mortgage obligations	-	240,289	-	240,289
Corporate bonds	-	23,119	-	23,119
Subtotal	-	608,823	-	608,823
Total investment securities	$ -	$610,294	$ -	$610,294

December 31, 2009
Investment securities-available-for-sale	$ -	$592,521	$ -	$592,521

September 30, 2009
Investment securities-available-for-sale	$ 101	$512,312	$ -	$512,413

There were no liabilities recorded at fair value on a recurring basis at September 30, 2010, December 31, 2009 and September 30, 2009.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, an originated loan is considered impaired and an allocation of the allowance for loan losses (valuation allowance) is established or a portion of the loan is charged off. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired originated loans is generally estimated using either the loan's observable market price or the fair value of collateral. Those impaired originated loans not requiring a valuation allowance represent loans for which the loan's observable market price or the fair value of the collateral exceed the recorded investments in such loans. Substantially all of the impaired originated loans were evaluated based on the fair value of the collateral. Impaired originated loans, where a valuation allowance is established based on the fair value of collateral and/or the loan has been partially charged off, are subject to nonrecurring fair value measurement and require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired originated loan as a Level 2 valuation. When management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market price or appraised value, the Corporation records the impaired originated loan as a Level 3 valuation. At September 30, 2010, December 31, 2009 and September 30, 2009, all of the Corporation's impaired originated loans recorded at fair value on a nonrecurring basis were Level 3 valuations as the Corporation utilized appraised values obtained from independent, third-party appraisers, which were further discounted by the Corporation. Loans acquired in the OAK transaction that were deemed impaired were recorded using a discounted cash flow model in accordance with ASC 310-30 at the time of acquisition even though the Corporation considers these loans to be collateral dependent. Accordingly, these loans are not included in the table of impaired loans recorded at fair value on a nonrecurring basis.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010

Goodwill is subject to impairment testing on an annual basis. The market and income approach methods were used in the completion of impairment testing at September 30, 2010. These valuation methods require a significant degree of judgment. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by either of the valuation models. Goodwill that is impaired and subject to nonrecurring fair value measurement is a Level 3 valuation. At September 30, 2010, December 31, 2009 and September 30, 2009, no goodwill impairment was recorded, and therefore, no goodwill was recorded at fair value on a nonrecurring basis.

Other intangible assets consist of core deposit intangible assets, MSRs and non-compete agreements. These items are recorded at fair value when initially recorded. Subsequently, core deposit intangible assets are amortized on an accelerated basis over periods ranging from three to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. The fair value of MSRs is estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, determined by the model, through a valuation allowance. Non-compete agreements are amortized over the term of the underlying non-compete agreement. The Corporation classifies MSRs and non-compete agreements subjected to nonrecurring fair value measurements as Level 3 valuations. At September 30, 2010, December 31, 2009 and September 30, 2009, there was no impairment recorded for core deposit intangibles, MSRs or non-compete agreements, and therefore, no other intangible assets were recorded at fair value on a nonrecurring basis.

The carrying amounts for other real estate (ORE) and repossessed assets (RA) are reported in the consolidated statements of financial position under "Interest receivable and other assets." ORE and RA include real estate and other types of assets repossessed by the Corporation. ORE and RA are recorded at the lower of cost or fair value upon the transfer of a loan to ORE or RA, and subsequently, ORE and RA continue to be measured and carried at the lower of cost or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records ORE and RA subject to nonrecurring fair value measurements as Level 2 valuations. When management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market price or available appraised value, the Corporation records the ORE and RA subject to nonrecurring fair value measurements as nonrecurring Level 3 valuations. At September 30, 2010, December 31, 2009 and September 30, 2009, all of the Corporation's ORE and RA recorded at fair value on a nonrecurring basis were Level 3 valuations as the Corporation utilized appraised values obtained from independent, third-party appraisers, which were further discounted by the Corporation.

Disclosure of Nonrecurring Basis Fair Value Measurements

The Corporation is required to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost. There were no acquired loans measured at fair value on a nonrecurring basis at September 30, 2010. The following table presents each major category of assets that were recorded at fair value on a nonrecurring basis:

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010
	Fair Value Measurements - Nonrecurring Basis
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
September 30, 2010
Impaired originated loans:
Commercial	$ -	$ -	$19,287	$19,287
Real estate commercial	-	-	46,506	46,506
Real estate construction - commercial	-	-	9,146	9,146
Total impaired originated loans	-	-	74,939	74,939
Other real estate / repossessed assets:
Commercial and commercial development	-	-	9,679	9,679
Residential development	-	-	5,768	5,768
Residential real estate	-	-	6,784	6,784
Repossessed assets	-	-	473	473
Total other real estate / repossessed assets	-	-	22,704	22,704
Total	$ -	$ -	$97,643	$97,643

December 31, 2009
Impaired loans	$ -	$ -	$59,016	$59,016
Other real estate / repossessed assets	-	-	17,540	17,540
Total	$ -	$ -	$76,556	$76,556

September 30, 2009
Impaired loans	$ -	$ -	$66,276	$66,276
Other real estate / repossessed assets	-	-	18,812	18,812
Total	$ -	$ -	$85,088	$85,088

There were no liabilities recorded at fair value on a nonrecurring basis at September 30, 2010, December 31, 2009 and September 30, 2009.

Certain impaired loans were remeasured and reported at fair value through a specific valuation allowance based upon the estimated fair value of the underlying collateral. Impaired loans of $58.3 million and $48.9 million at September 30, 2010 and 2009, respectively, were reduced by a specific valuation allowance totaling $10.1 million and $10.9 million during the nine months ended September 30, 2010 and 2009, respectively. Certain ORE and RA were remeasured and reported at fair value through a write-down through earnings based upon the estimated fair value of the underlying collateral. ORE and RA of $22.7 million and $18.8 million at September 30, 2010 and 2009, respectively, were written down $1.5 million and $2.4 million during the nine months ended September 30, 2010 and 2009, respectively.

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010

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
September 30, 2010

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

A summary of carrying amounts and estimated fair values of the Corporation's financial instruments included in the consolidated statements of financial position are as follows:
	September 30, 2010		December 31, 2009		September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$ 719,350	$ 719,350	$ 360,709	$ 360,709	$ 465,704	$ 465,704
Investment and other securities	791,958	788,695	745,946	740,379	666,979	661,458
Loans held-for-sale	19,547	19,547	8,362	8,362	7,043	7,043
Net loans	3,551,350	3,543,451	2,912,319	2,909,875	2,925,973	2,890,461
Interest receivable	16,372	16,372	14,644	14,644	14,876	14,876

Liabilities:
Deposits without defined maturities	$2,890,121	$2,890,121	$2,131,082	$2,131,082	$2,182,658	$2,182,658
Time deposits	1,577,281	1,610,711	1,287,043	1,302,558	1,220,841	1,236,668
Interest payable	3,059	3,059	2,103	2,103	2,113	2,113
Short-term borrowings	254,799	254,799	240,568	240,568	233,693	233,704
FHLB advances	85,390	87,608	90,000	91,910	115,000	117,819

Note 7:  Employee Benefit Plans

Share-Based Compensation Plans

During the three months ended September 30, 2010 and 2009, total share-based compensation expense related to stock options, stock awards and restricted stock awards totaled $0.4 million and $0.2 million, respectively. During the nine months ended September 30, 2010 and 2009, total share-based compensation expense related to stock options and restricted stock awards totaled $1.3 million and $0.5 million, respectively

Stock Options

The Corporation issues fixed stock options to certain officers. Stock options are issued at the current market price of the Corporation's common stock on the date of grant and generally vest ratably over a three-year period and expire ten years from the date of grant. There were no stock options granted during both the third quarter of 2010 and 2009.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010

A summary of activity for the Corporation's stock options as of and for the nine months ended September 30, 2010 is presented below:
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	720,375	$30.02
Issued in OAK transaction	26,425	26.83
Granted	60,365	24.56
Exercised	(1,736)	23.63
Cancelled or expired	(35,527)	32.16
Outstanding at September 30, 2010	769,902	$29.40	5.71	$ -

Exercisable/vested at September 30, 2010	643,065	$30.60	5.10	$ -

The outstanding and exercisable stock options at September 30, 2010 had no intrinsic value as the closing price of the Corporation's common stock on that date of $20.64 per share was less than the exercise price.

At September 30, 2010, total unrecognized compensation cost related to stock options amounted to $0.7 million. The cost is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Performance Awards

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

There were no restricted stock performance units granted during the third quarter of 2010 or 2009.

A summary of the activity for restricted stock performance awards as of and for the nine months ended September 30, 2010 is presented below:
	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2010	71,576	$19.38
Granted	40,629	22.98
Cancelled or expired	(1,488)	20.44
Outstanding at September 30, 2010	110,717	$20.69

As of September 30, 2010, total unrecognized compensation cost related to restricted stock performance awards totaled $1.1 million. This cost is recognized based on the expected achievement of the targeted earnings per common share level for the restricted stock performance units over approximately three years.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010

Pension and Other Postretirement Benefit Plans

The components of net periodic benefit cost (income) for the Corporation's qualified and nonqualified pension plans and nonqualified postretirement benefits plan are as follows:
	Defined Benefit Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Service cost	$314	$344	$941	$1,033
Interest cost	1,209	1,192	3,627	3,577
Expected return on plan assets	(1,431)	(1,354)	(4,293)	(4,063)
Amortization of prior service credit	(1)	(1)	(2)	(3)
Amortization of unrecognized net loss	123	-	370	-
Net periodic benefit cost	$214	$181	$643	$544

	Postretirement Benefits Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Interest cost	$55	$70	$163	$211
Amortization of prior service credit	(81)	(81)	(243)	(243)
Amortization of unrecognized net loss	-	6	-	18
Net periodic benefit income	$(26)	$(5)	$(80)	$(14)

401(k) Savings Plan expense for the Corporation's match of participants' base compensation contributions and a 4% of eligible pay contribution to certain employees who are not grandfathered under the Pension Plan was $0.7 million and $0.6 million for the three months ended September 30, 2010 and 2009, respectively, and $1.8 million and $1.7 million for the nine months ended September 30, 2010 and 2009, respectively.

Note 8:  Financial Guarantees

In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer's creditworthiness. At September 30, 2010 and 2009, the Corporation had $43.5 million and $40.3 million, respectively, of outstanding financial and performance standby letters of credit which expire in five years or less. The majority of these standby letters of credit are collateralized. At September 30, 2010, the Corporation's assessment determined there was $0.3 million of probable losses relating to standby letters of credit, which has been recorded as an other liability in the Corporation's statement of financial position.

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

OAK, a bank holding company, owned Byron Bank, which provided traditional commercial banking services and products through 14 banking offices serving communities in Ottawa, Allegan and Kent counties in west Michigan. Byron Bank owned two operating subsidiaries, Byron Investment Services, which offers mutual fund products, securities, brokerage services, retirement planning services, and investment management and advisory services and O.A.K. Title Insurance Agency, which offered title insurance to buyers and sellers of residential and commercial properties. At April 30, 2010, OAK had total assets of $820 million, $631 million of loans and $693 million of total deposits. The Corporation operated Byron Bank as a separate subsidiary from the acquisition date until July 23, 2010, the date Byron Bank was consolidated with and into Chemical Bank, and at which time Byron Investment Services and O.A.K. Title Insurance Agency became subsidiaries of Chemical Bank. O.A.K. Title Insurance Agency was subsequently dissolved effective August 31, 2010.

In connection with the acquisition of OAK, the Corporation recorded $40.4 million of goodwill. Goodwill recorded is primarily attributable to the synergies and economies of scale expected from combining the operations of Chemical and OAK. In addition, the Corporation recorded $10.3 million of other intangible assets in conjunction with the acquisition. The other intangible assets represent the value attributable to core deposits of $8.9 million, mortgage servicing rights of $0.7 million and non-compete agreements of $0.7 million.

The Corporation has developed exit plans for involuntary employee termination associated with the OAK acquisition. Total expense recognized by the Corporation for these exit costs and employee termination benefits were $0.6 million, with $0.5 million recognized in the second quarter of 2010 and $0.1 million recognized in the third quarter of 2010.

Additional information regarding the acquisition of OAK can be found in the following disclosures:
•	The Forward-Looking Statements section of this Report
•	The Notes to the Consolidated Financial Statements within Item 1 of this Report
•	Chemical Current Reports on Form 8-K filed May 7, 2010, May 3, 2010 and January 8, 2010

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

During the second quarter of 2010, due to the acquisition of OAK, management identified accounting for loans acquired in a business combination as a new critical accounting policy, primarily due to the significant judgment involved in estimating future cash flows on acquired loans with deteriorated credit quality. There have been no other material changes to the Corporation's critical accounting policies or the estimates made pursuant to those policies during the third quarter.

Summary

The Corporation's net income was $8.9 million, or $0.32 per diluted share, in the third quarter of 2010, compared to net income of $2.5 million, or $0.10 per diluted share, in the third quarter of 2009 and $4.4 million, or $0.17 per diluted share, in the second quarter of 2010. The increase in net income and earnings per share in the third quarter of 2010, compared to the second quarter of 2010, was attributable primarily to a lower provision for loan losses, lower merger-related costs and one additional month of operating results of OAK being included in the third quarter. The increase in net income and earnings per share in the third quarter of 2010, compared to the third quarter of 2009, was primarily attributable to a lower provision for loan losses, the acquisition of OAK and a decrease in the average cost of deposits related to maturing higher-cost customer certificates of deposit and FHLB advances.

Return on average assets in the third quarter of 2010 was 0.67%, compared to 0.24% in the third quarter of 2009 and 0.36% in the second quarter of 2010, on an annualized basis. Return on average equity in the third quarter of 2010 was 6.3%, compared to 2.0% in the third quarter of 2009 and 3.3% in the second quarter of 2010, on an annualized basis. The increases in these ratios for the third quarter of 2010 were primarily the result of a lower provision for loan losses and an increase in net income.

Total assets were $5.40 billion at September 30, 2010, up $1.13 billion, or 26.5%, from $4.27 billion at September 30, 2009, and up $0.28 billion, or 5.5%, from $5.12 billion at June 30, 2010. Total loans were $3.64 billion as of September 30, 2010, an increase of $0.64 billion, or 21.2%, from September 30, 2009, and a decrease of $7.1 million, or 0.2%, from June 30, 2010. Total deposits were $4.47 billion as of September 30, 2010, an increase of $1.07 billion, or 31.3%, from September 30, 2009, and an increase of $0.27 billion, or 6.4%, from June 30, 2010.

The increase in assets, loans and deposits during the twelve months ended September 30, 2010 was primarily attributable to the OAK acquisition. The increase in total assets during the third quarter of 2010 was primarily attributable to an increase in interest-bearing deposits with the Federal Reserve Bank that was funded by an increase in seasonal municipal deposits.

At September 30, 2010, tangible shareholders' equity was 8.4% of total assets, compared to 9.7% of total assets at September 30, 2009 and 8.8% of total assets at June 30, 2010. The decline in the tangible equity during the twelve months ended September 30, 2010 was attributable to the purchase price of OAK exceeding the fair value of the net assets acquired.

Financial Condition

Total Assets

Total assets were $5.40 billion at September 30, 2010, an increase of $1.13 billion, or 26.5%, from total assets of $4.27 billion at September 30, 2009 and an increase of $0.28 billion, or 5.5%, from total assets of $5.12 billion at June 30, 2010.

Interest-earning assets were $5.05 billion at September 30, 2010, an increase of $1.00 billion, or 24.7%, from September 30, 2009 and an increase of $0.29 billion, or 6.0%, from June 30, 2010.

The increase in total assets and interest-earning assets during the twelve months ended September 30, 2010 was primarily attributable to the acquisition of OAK on April 30, 2010. The increase in total assets and interest-earning assets during the third quarter of 2010 was primarily attributable to an increase in interest-bearing deposits with the Federal Reserve Bank that was funded by an increase in seasonal municipal deposits.

Investment Securities

Investment securities at September 30, 2010 totaled $765.8 million, an increase of $120.9 million, or 18.8%, from September 30, 2009 and a decrease of $45.5 million, or 5.6%, from June 30, 2010. The increase in investment securities from September 30, 2009 was primarily due to the acquisition of OAK's investment securities portfolio. The increase in investment securities from September 30, 2009 was also due to increased funds generated by new customer deposits. Collateralized mortgage obligations (CMOs) with primarily variable interest rates and average maturities of less than three years comprised the largest category of investment securities and totaled $240.3 million, or 31.4%, of investment securities at September 30, 2010, compared to $154.0 million, or 23.9%, of investment securities at September 30, 2009 and $247.4 million, or 30.5%, of investment securities at June 30, 2010. The Corporation significantly increased the amount of CMOs with variable interest rates during the twelve months ended September 30, 2010 to reduce its interest rate risk in a rising interest rate environment.

The Corporation's investment securities portfolio with a carrying value of $765.8 million at September 30, 2010, had gross impairment of $7.6 million at that date, with $6.6 million of the gross impairment applicable to two trust preferred securities. Management believed that the unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates, increased credit spreads and reduced market liquidity and not a result of credit-related issues. Accordingly, at September 30, 2010, the Corporation believed the impairment in its investment securities portfolio was temporary in nature and, therefore, no impairment loss was realized in the Corporation's consolidated statement of income for the three months ended September 30, 2010. However, due to market and economic conditions, OTTI may occur as a result of material declines in the fair value of investment securities in the future. A further discussion of the assessment of potential impairment and the Corporation's process that resulted in the conclusion that the impairment was temporary in nature follows.

At September 30, 2010, the Corporation's investment securities portfolio included state and political subdivisions securities with gross impairment of $0.5 million, residential mortgage-backed securities and CMOs with combined gross impairment of $0.4 million, corporate bonds with gross impairment of $0.2 million and trust preferred securities with gross impairment of $6.6 million.

The state and political subdivisions investment securities included in the held-to-maturity portfolio had an amortized cost totaling $145.0 million with gross impairment of $0.5 million at September 30, 2010. The majority of these investment securities are from issuers primarily located in the State of Michigan and are general obligations of the issuer, meaning the Corporation has the first claim on the issuer's general fund, which is primarily funded through tax collections, for the repayment of the investment securities. The gross impairment of $0.5 million was attributable to $28.3 million of investment securities, with 90% of these maturing beyond 2011. The Corporation determined that the impairment of $0.5 million at September 30, 2010 was attributable to the change in market interest rates and the steepness of the interest yield curve at September 30, 2010 and the market's perception of the Michigan economy. The Corporation determined that the impairment on these investment securities at September 30, 2010 was temporary in nature.

The residential mortgage-backed securities and CMOs included in the available-for-sale investment securities portfolio had a combined amortized cost of $392.2 million with gross impairment of $0.4 million at September 30, 2010. Virtually all of the impaired investment securities in these two categories are backed by an explicit guarantee of the U.S. government and are AAA rated. The Corporation assessed the impairment on these investment securities and determined that the impairment was attributable to the general decline in market interest rates and volatile prepayment speeds. The Corporation determined that the impairment on these investment securities at September 30, 2010 was temporary in nature.

The Corporation's corporate bond portfolio, included in the available-for-sale securities portfolio, had an amortized cost of $23.1 million, with gross impairment of $0.2 million at September 30, 2010. All of the corporate bonds held at September 30, 2010 were of an investment grade, except one single issue investment security from Lehman Brothers Holdings Inc. (Lehman) and a corporate bond from American General Finance Corporation (AGFC), a wholly-owned subsidiary of American General Finance Inc. (AGFI), which is wholly-owned indirectly by American International Group (AIG). The investment grade ratings obtained for the balance of the corporate bond portfolio indicated that the obligors' capacities to meet their financial commitments were "strong." During the third quarter of 2008, the Corporation recorded an OTTI loss of $0.4 million related to the write-down of the Lehman bond to fair value as the impairment was deemed to be other-than-temporary and entirely credit related. The Corporation's remaining amortized cost of the Lehman bond was $0.1 million at September 30, 2010. The gross impairment of $0.2 million existing at September 30, 2010 was attributable to the corporate bond from AGFC with an amortized cost of $2.5 million and a maturity date of December 15, 2011. The impairment at September 30, 2010 of $0.2 million on the impaired AGFC bond was slightly improved from June 30, 2010 and improved from $0.5 million at December 31, 2009. All 2009 and 2010 quarterly and semi-annual interest payments on AGFC corporate bonds owned by the Corporation were paid in full on the scheduled payment date and the Corporation received the full par value on an AGFC $0.2 million bond that matured during the third quarter of 2010. The Corporation performed an assessment of the likelihood that it would collect all of the contractual amounts due under the impaired AGFC corporate bond at September 30, 2010 and determined that the impairment was attributable to a lack of liquidity for this investment and that the impairment was temporary in nature at September 30, 2010.

At September 30, 2010, the Corporation held two trust preferred securities (TRUPs) in the held-to-maturity investment securities portfolio with a combined amortized cost of $10.5 million that had gross impairment of $6.6 million. One TRUP, with an amortized cost of $10.0 million, represented a 100% interest in a TRUP of a small non-public bank holding company in Michigan that was purchased in the second quarter of 2008. At September 30, 2010, the Corporation determined the fair value of this TRUP was $3.8 million. The second TRUP, with an amortized cost of $0.5 million, represented a 10% interest in a TRUP of another small non-public bank holding company in Michigan. At September 30, 2010, the Corporation determined the fair value of this TRUP was $0.1 million. The fair value measurements of the two TRUP investments were developed based upon market pricing observations of much larger banking institutions in an illiquid market adjusted by risk measurements. The fair values of the TRUPs were based on calculations of discounted cash flows and both observable inputs and appropriate risk adjustments that market participants would make for performance, liquidity and issuer specifics. See the additional discussion of the development of the fair values of the TRUPs in Note 3 to the consolidated financial statements.

Management reviewed recent financial information of the issuers of the TRUPs. Based on this review, the Corporation concluded that the significant decline in fair values of the TRUPs, compared to their amortized cost, was not attributable to materially adverse conditions specifically related to the issuers. The issuer of the $10.0 million TRUP has consistently reported net income. At September 30, 2010, the issuer was categorized as "well-capitalized" under applicable regulatory capital adequacy guidelines. Based on the Corporation's analysis at September 30, 2010, it was the Corporation's opinion that this issuer appeared to be a financially sound institution with sufficient liquidity to meet its financial obligations in 2010. This TRUP is not independently rated. Industry bank ratings for June 30, 2010, obtained from Bauer Financial at www.bauerfinancial.com (Bauer) for subsidiaries of this issuer were rated good and excellent. Common stock cash dividends were paid throughout 2008, 2009 and 2010 by the issuer and the Corporation understands that the issuer's management anticipates cash dividends to continue to be paid in the future. All scheduled quarterly interest payments on this TRUP have been made on a timely basis since it was purchased by the Corporation. The principal of $10.0 million of this TRUP matures in 2038, with interest payments due quarterly.

The issuer of the $0.5 million TRUP reported a small net loss for the first six months of 2010 that was less than the same period in 2009. At June 30, 2010, the issuer was categorized as "well-capitalized" under applicable regulatory capital adequacy guidelines and its subsidiary bank was rated adequate by Bauer based on June 30, 2010 financial data. All scheduled quarterly interest payments on this TRUP have been made on a timely basis since it was purchased by the Corporation. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly.

Based on the information provided by the issuers of both TRUPs, as of September 30, 2010, it was the Corporation's opinion that there had been no material adverse changes in the issuers' financial performance since the TRUPs were issued and purchased by the Corporation and no indication that any material adverse trends were developing that would suggest that the issuers would be unable to make all future principal and interest payments under the TRUPs. Further, based on the information provided by the issuers, the issuers appeared to be financially viable financial institutions with both the credit quality and liquidity necessary to meet financial obligations in 2010. At September 30, 2010, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuers or their subsidiaries. In reviewing all available information regarding the issuers, including past performance and their financial and liquidity positions, it was the Corporation's opinion that the future cash flows of the issuers supported the carrying value of the TRUPs at their original cost of $10.5 million at September 30, 2010. There can be no assurance that OTTI losses will not be recognized on the TRUPs or on any other investment security in the future. While the total fair value of the TRUPs was $6.6 million below the Corporation's amortized cost at September 30, 2010, it was the Corporation's assessment that, based on the overall financial condition of the issuers, the impairment at September 30, 2010 was temporary in nature.

At September 30, 2010, the Corporation expected to fully recover the entire amortized cost basis of each impaired investment security in its investment securities portfolio at that date. Furthermore, as of September 30, 2010, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more- likely-than-not that the Corporation would not have to sell any of its impaired investment securities before a full recovery of amortized cost.

At September 30, 2010, the Corporation held preferred securities of two large banks in the investment securities trading portfolio totaling $1.5 million. These securities were obtained in the OAK acquisition and were valued at fair value on the acquisition date based on observable market prices of identical preferred securities. A gain of $0.1 million was recorded through the Corporation's earnings for the quarter ended September 30, 2010 as a result of an increase in the fair value of these securities during the quarter.

Loans

Chemical Bank is a full-service commercial bank and, therefore, the acceptance and management of credit risk is an integral part of the Corporation's business. At September 30, 2010, the Corporation's loan portfolio was $3.64 billion and consisted of loans to commercial borrowers (commercial, real estate commercial and real estate construction) totaling $2.04 billion, or 56.1% of total loans, loans to borrowers for the purpose of acquiring residential real estate totaling $747 million, or 20.5% of total loans, and loans to consumer borrowers secured by various types of collateral totaling $853 million, or 23.4% of total loans, at that date. Loans at fixed interest rates comprised approximately 74% of the Corporation's loan portfolio at September 30, 2010, compared to 73% at June 30, 2010.

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

Total loans were $3.64 billion at September 30, 2010, a decrease of $7 million from June 30, 2010 and an increase of $648 million from December 31, 2009 and $637 million from September 30, 2009. The decrease from June 30, 2010 was primarily due to net loan charge-offs. The demand for new loans has remained low during 2010 as a result of Michigan's lackluster economy, declining market values of real estate and high levels of unemployment. The increases in total loans from December 31, 2009 and September 30, 2009 were due primarily to the loans acquired in the acquisition of OAK. At April 30, 2010, OAK's loan portfolio was recorded by the Corporation at its fair value of $631 million and was comprised of commercial loans totaling $192 million, real estate commercial loans totaling $294 million, real estate construction loans totaling $42 million, real estate residential loans totaling $34 million and consumer loans totaling $69 million. A summary of the Corporation's loan portfolio by category follows.

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

Commercial loans were $794.7 million at September 30, 2010, compared to $769.3 million at June 30, 2010 and $584.3 million at December 31, 2009, with the increase from December 31, 2009 due primarily to the acquisition of OAK. Commercial loans represented 21.8% of the Corporation's loan portfolio at September 30, 2010, compared to 21.1% at June 30, 2010 and 19.5% at December 31, 2009.

Real estate commercial loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Real estate commercial loans were $1.08 billion at both September 30, 2010 and June 30, 2010 and $785.7 million at December 31, 2009, with the increase from December 31, 2009 due primarily to the acquisition of OAK. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 69%, 27% and 4%, respectively, of the Corporation's real estate commercial loans outstanding at September 30, 2010. Real estate commercial loans represented 29.7% of the Corporation's loan portfolio at September 30, 2010, compared to 29.6% at June 30, 2010 and 26.2% at December 31, 2009.

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

Real estate construction loans are originated for both business and residential properties, including land and real estate development. Development loans include loans made to residential and commercial developers for infrastructure improvements to create finished marketable properties. Real estate construction loans often convert to a real estate commercial or real estate residential loan at the completion of the construction period; however, most development loans are originated with the intention that the loans will be paid through the sale of finished properties by the developers within twelve months of the completion date. Real estate construction loans were $167.7 million at September 30, 2010, compared to $179.0 million at June 30, 2010 and $121.3 million at December 31, 2009, with the increase from December 31, 2009 due primarily to the acquisition of OAK. Real estate construction loans to commercial borrowers represented the majority of these loans and were $147.2 million at September 30, 2010, compared to $161.0 million at June 30, 2010 and $98.4 million at December 31, 2009. The Corporation's real estate construction loans to commercial borrowers included $55.6 million of residential and commercial development loans at September 30, 2010, compared to $59.6 million at June 30, 2010 and $46.6 million at December 31, 2009, with the increase from December 31, 2009 due primarily to the acquisition of OAK. Real estate construction loans also include loans to consumers for the construction of single family residences that are secured by these properties. Real estate construction loans to consumers were $20.5 million at September 30, 2010, compared to $18.0 million at June 30, 2010 and $22.9 million at December 31, 2009. Real estate construction loans represented 4.6% of the Corporation's loan portfolio at September 30, 2010, compared to 4.9% at June 30, 2010 and 4.1% at December 31, 2009.

Real estate construction lending involves a higher degree of risk than real estate commercial lending and real estate residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates, the need to obtain a tenant or purchaser of the property if it will not be owner-occupied or the need to sell development properties. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. The Corporation's risk in this area has increased since early 2008 due to the unfavorable economic environment within the State of Michigan. The sale of lots and units in residential and commercial real estate development projects remains weak, as customer demand also remains low, resulting in the inventory of unsold lots, housing units and commercial properties remaining high across the State of Michigan. The unfavorable economic environment in Michigan has resulted in the inability of most developers to sell their finished developed lots and units within their original expected time frames. Accordingly, few of the Corporation's real estate development borrowers have sold developed lots or units since early 2008 due to the unfavorable economic environment.

The average size of loan transactions with commercial borrowers is generally relatively small, which decreases the risk of loss within the commercial loan portfolio due to the lack of loan concentration. The Corporation's loan portfolio to commercial borrowers, defined as commercial, real estate commercial and real estate construction loans, is well diversified across business lines and has no concentration in any one industry. The total loan portfolio to commercial borrowers of $2.04 billion at September 30, 2010 included 139 loan relationships of $2.5 million or greater. These 139 borrowing relationships totaled $720 million and represented 35% of the loan portfolio to commercial borrowers at September 30, 2010. At September 30, 2010, seven of these borrowing relationships had outstanding balances of $10 million or higher, totaling $108.3 million or 5.3% of the loan portfolio to commercial borrowers as of that date. Further, the Corporation had three loan relationships at September 30, 2010 with loan balances greater than $2.5 million and unfunded credit amounts, which if advanced, could result in a loan relationship of $10 million or more.

Real estate residential loans consist primarily of one- to four-family residential loans with fixed interest rates of fifteen years or less. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance. Real estate residential loans were $747.1 million at September 30, 2010, compared to $768.2 million at June 30, 2010 and $739.4 million at December 31, 2009. The Corporation generally sells fixed interest rate real estate residential loan originations with maturities of over fifteen years in the secondary market. While real estate residential loans have historically involved the least amount of credit risk in the Corporation's loan portfolio, the risk on these loans has increased as the unemployment rate has increased and real estate property values have decreased in the State of Michigan. Real estate residential loans represented 20.5% of the Corporation's loan portfolio at September 30, 2010, compared to 21.1% at June 30, 2010 and 24.7% at December 31, 2009.

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

Consumer loans were $853.5 million at September 30, 2010, compared to $849.7 million at June 30, 2010 and $762.5 million at December 31, 2009, with the increase from December 31, 2009 due primarily to the OAK acquisition. At September 30, 2010, approximately 45% of consumer loans were secured by the borrowers' personal residences, 25% by automobiles, 19% by recreational vehicles, 9% by marine vehicles and the remaining 2% was mostly unsecured. Consumer loans represented 23.4% of the Corporation's loan portfolio at September 30, 2010, compared to 23.3% at June 30, 2010 and 25.5% at December 31, 2009.

Consumer loans generally have shorter terms than mortgage loans, but generally involve more credit risk than real estate residential lending because of the type and nature of the collateral. The Corporation originates consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer lending collections are dependent on the borrowers' continuing financial stability and are more likely to be affected by adverse personal situations. Overall, credit risk on these loans has increased as the unemployment rate has increased. The unemployment rate in the State of Michigan was 13.0% at September 30, 2010, down slightly from 13.2% at June 30, 2010, although higher than the national average of 9.6% at September 30, 2010. As a result, the Corporation has experienced significant increases in losses in its consumer loan portfolio, with net loan losses on consumer loans totaling 127 basis points (annualized) of average consumer loans for the first nine months of 2010, compared to 77 basis points in 2009 and 71 basis points in 2008. The credit risk on home equity loans has historically been low as property values of residential real estate have historically increased year over year; however, credit risk has increased since the beginning of 2008 as property values have declined throughout the State of Michigan, thus increasing the risk of insufficient collateral, as the majority of these loans are secured by a second mortgage on the borrowers' residences.

Nonperforming Assets

Nonperforming assets consist of originated loans for which the accrual of interest has been discontinued, originated loans that are past due as to principal or interest by 90 days or more and are still accruing interest and originated loans that have been modified due to a decline in the credit quality of the borrower (collectively referred to as nonperforming loans of originated portfolio), and assets obtained through foreclosures and repossessions, including foreclosed and repossessed assets acquired in the OAK transaction. The Corporation transfers an originated loan that is 90 days or more past due to nonaccrual status (except for real estate residential loans that are transferred at 120 days past due), unless it believes the loan is both well secured and in the process of collection. Accordingly, the Corporation has determined that the collection of accrued and unpaid interest on any originated loan that is 90 days or more past due (120 days or more past due on real estate residential loans) and still accruing interest is probable.

Nonperforming assets do not include nonperforming acquired loans, as such loans were recorded at their estimated fair value, which included estimated credit losses, at the acquisition date and are considered performing due to the application of ASC 310-20 as discussed in Note 1 to the consolidated financial statements under the subheading, Loans Acquired in a Business Combination. However, nonperforming loans of the acquired portfolio have been included with the schedule of nonperforming assets, and presented as such, for purposes of providing additional information.

Nonperforming assets were $170.6 million as of September 30, 2010, compared to $164.7 million at June 30, 2010 and $153.3 million at December 31, 2009, and represented 3.2%, 3.2% and 3.6%, respectively, of total assets. The decrease in this ratio from December 31, 2009 was attributable to the acquisition of OAK, which increased total assets $820 million at the acquisition date, with no increase in nonperforming loans, as previously discussed. It is management's belief that the elevated levels of nonperforming assets are primarily attributable to the continued unfavorable economic climate within the State of Michigan, which has resulted in cash flow difficulties being encountered by many business and consumer loan customers. The unemployment rate in Michigan was 13.0% at September 30, 2010, compared to 9.6% nationwide. The Corporation's nonperforming assets are not concentrated in any one industry or any one geographical area within Michigan, other than $9.3 million in nonperforming residential real estate development loans (included in real estate construction). At September 30, 2010, there were nine commercial loan relationships exceeding $2.5 million, totaling $30.5 million, that were in nonperforming status. The Corporation continues to experience declines in both residential and commercial real estate appraisal values due to the weakness in the economy in Michigan. Based on the declines in both residential and commercial real estate values, management continues to evaluate and discount appraised values and obtain new appraisals to compute estimated fair market values of impaired real estate secured loans and other real estate properties. Due to the economic climate within Michigan, it is management's belief that nonperforming assets will remain at elevated levels throughout 2010.

The following schedules provide a summary of nonperforming assets and the composition of nonperforming loans of the originated portfolio, by major loan category, as of September 30, 2010, June 30, 2010 and December 31, 2009.

Nonperforming Assets
	September 30, 2010	June 30, 2010	December 31, 2009
	(In thousands)
Originated Portfolio:
Nonaccrual loans	$112,832	$107,981	$106,589
Accruing loans contractually past due 90 days or more as to interest or principal payments	6,526	8,301	11,733
Troubled debt restructurings-commercial loans	9,834	7,791	-
Troubled debt restructurings-real estate residential loans	18,712	18,856	17,433
Total nonperforming loans of originated portfolio	147,904	142,929	135,755
Other real estate and repossessed assets(1)	22,704	21,724	17,540
Total nonperforming assets	$170,608	$164,653	$153,295

Acquired Portfolio(2):
Nonaccrual loans	$8,974	$ 7,692	$ -
Accruing loans contractually past due 90 days or more	1,539	-	-
Troubled debt restructurings	1,987	2,358	-
Total nonperforming loans of acquired portfolio	$12,500	$10,050	$ -

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held for sale, including properties acquired in the OAK transaction.

(2)

Represents the carrying value of those loans acquired in the OAK transaction that met the Corporation's definition of a nonperforming loan at September 30, 2010, but for which the risk of credit loss at the acquisition date was recognized. There have been no material changes in expected cash flows of these acquired loans since the date of acquisition.

Composition of Nonperforming Loans of Originated Portfolio
	September 30, 2010		June 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(In thousands)
Commercial	$ 25,849	17%	$ 28,278	20%	$ 20,680	15%
Real estate commercial	65,952	45	62,379	44	53,390	39
Real estate construction	16,085	11	13,833	9	17,174	13
Subtotal	107,886	73	104,490	73	91,244	67
Real estate residential	34,513	23	34,197	24	36,555	27
Consumer	5,505	4	4,242	3	7,956	6
Total nonperforming loans- originated portfolio	$147,904	100%	$142,929	100%	$135,755	100%

The following schedule summarizes changes in nonaccrual loans of the originated portfolio for the three and nine months ended September 30, 2010:
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(In thousands)

Balance at beginning of period	$107,981	$106,589
Additions during period	26,688	69,651
Capitalized expenses	544	1,812
Principal balances charged off	(8,221)	(25,921)
Transfers to other real estate	(5,016)	(15,304)
Return to accrual status	(2,190)	(5,983)
Payments received	(6,954)	(18,012)
Balance at end of period	$112,832	$112,832

The following schedule presents data related to nonperforming commercial, real estate commercial and real estate construction loans of the originated portfolio by dollar amount as of the dates indicated:
	September 30, 2010		June 30, 2010		December 31, 2009
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
$5,000,000 or more	1	$ 6,830	1	$ 6,783	1	$ 7,532
$2,500,000 - $4,999,999	8	23,673	6	17,951	4	11,926
$1,000,000 - $2,499,999	15	24,608	16	27,190	17	28,989
$500,000 - $999,999	25	16,860	25	16,872	21	14,640
$250,000 - $499,999	46	16,497	48	17,637	40	14,042
Under $250,000	208	19,418	190	18,057	175	14,115
Total	303	$107,886	286	$104,490	258	$91,244

Nonperforming loans of the originated portfolio at September 30, 2010 were $147.9 million, an increase of $5.0 million, or 3.5%, compared to $142.9 million at June 30, 2010 and an increase of $12.1 million, or 8.9%, compared to $135.8 million at December 31, 2009. The Corporation's nonperforming loans to commercial borrowers (commercial, real estate commercial and real estate construction) of the originated portfolio, including loans modified under troubled debt restructurings, were $107.9 million at September 30, 2010, an increase of $3.4 million, or 3.3%, from $104.5 million at June 30, 2010 and an increase of $16.7 million, or 18.2%, from $91.2 million at December 31, 2009. The net increase in nonperforming loans to commercial borrowers of the originated portfolio during the third quarter of 2010 was largely due to an increase in loans modified under troubled debt restructurings during the quarter. Nonperforming loans to commercial borrowers comprised 73% of total nonperforming loans at September 30, 2010 compared to 73% at June 30, 2010 and 67% at December 31, 2009. Nonperforming real estate residential loans of the originated portfolio, including loans modified under troubled debt restructurings, were $34.5 million at September 30, 2010, an increase of $0.3 million, or 0.9%, from $34.2 million at June 30, 2010 and a decrease of $2.1 million, or 5.6%, from $36.6 million at December 31, 2009. Nonperforming consumer loans of the originated portfolio were $5.5 million at September 30, 2010, an increase of $1.3 million, or 30%, from $4.2 million at June 30, 2010 and a decrease of $2.5 million, or 31%, from $8.0 million at December 31, 2009.

Nonperforming commercial loans of the originated portfolio were $25.8 million at September 30, 2010, a decrease of $2.5 million, or 8.6%, from $28.3 million at June 30, 2010 and an increase of $5.1 million, or 25%, from $20.7 million at December 31, 2009. The nonperforming commercial loans of the originated portfolio at September 30, 2010 were not concentrated in any single industry and it is management's belief that the increases since December 31, 2009 were primarily reflective of the recessionary economic conditions in Michigan.

Nonperforming real estate commercial loans of the originated portfolio were $66.0 million at September 30, 2010, an increase of $3.6 million, or 5.7%, from $62.4 million at June 30, 2010 and an increase of $12.6 million, or 24%, from $53.4 million at December 31, 2009. At September 30, 2010, the Corporation's nonperforming real estate commercial loans of the originated portfolio were comprised of $36.5 million of loans secured by owner occupied real estate, $20.9 million of loans secured by non-owner occupied real estate and $8.6 million of loans secured by vacant land, resulting in approximately 6% of owner occupied real estate commercial loans of the originated portfolio, 13% of non-owner occupied real estate commercial loans of the originated portfolio and 31% of vacant land loans of the originated portfolio in a nonperforming status at September 30, 2010. At September 30, 2010, the Corporation's nonperforming real estate commercial loans of the originated portfolio were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation's market areas. The largest concentration of the $66.0 million in nonperforming real estate commercial loans of the originated portfolio at September 30, 2010 was one customer relationship totaling $6.4 million that is secured by a combination of vacant land and non-owner occupied commercial real estate. This same customer relationship has another $0.4 million included in nonperforming real estate construction loans of the originated portfolio (secured by residential real estate development). At September 30, 2010, $18.9 million of the nonperforming real estate commercial loans of the originated portfolio were in various stages of foreclosure with 62 borrowers. Challenges remain in the Michigan economy, thus creating a difficult business environment for many lines of business across the state.

Nonperforming real estate construction loans of the originated portfolio were $16.1 million at September 30, 2010, an increase of $2.3 million, or 16%, from $13.8 million at June 30, 2010 and a decrease of $1.1 million, or 6.3%, from $17.2 million at December 31, 2009. At September 30, 2010, $9.3 million, or 58%, of nonperforming real estate construction loans of the originated portfolio were secured by residential development real estate comprised primarily of improved lots and also housing units. The $9.3 million of nonperforming loans secured by residential development projects represented 27% of total residential development loans of the originated portfolio outstanding of $34.1 million at September 30, 2010. The economy in Michigan has adversely impacted housing demand throughout the state and, accordingly, a significant percentage of the Corporation's residential real estate development borrowers have experienced cash flow difficulties associated with a significant decline in sales of both lots and residential real estate.

Nonperforming real estate residential loans of the originated portfolio, including troubled debt restructurings, were $34.5 million at September 30, 2010, an increase of $0.3 million, or 0.9%, from $34.2 million at June 30, 2010 and a decrease of $2.1 million, or 5.6%, from $36.6 million at December 31, 2009. At September 30, 2010, a total of $8.8 million of nonperforming real estate residential loans of the originated portfolio were in various stages of foreclosure.

Nonperforming consumer loans of the originated portfolio were $5.5 million at September 30, 2010, an increase of $1.3 million, or 30%, from $4.2 million at June 30, 2010 and a decrease of $2.5 million, or 31%, from $8.0 million at December 31, 2009. The increase during the third quarter of 2010 was largely due to a $0.5 million home equity loan moving to nonaccrual.

During 2009 and through September 30, 2010, the unfavorable economic climate in Michigan resulted in an increasing number of customers with cash flow difficulties and thus the inability to maintain their commercial and real estate residential mortgage loan balances in a performing status. The Corporation determined that it was probable that certain customers who were past due on their commercial and real estate residential loans, if provided a reduction in their monthly payment for a limited time period, would be able to bring their loan relationship to a performing status and was deemed by the Corporation to potentially result in a lower level of loan losses and loan collection costs than if the Corporation currently proceeded through the foreclosure process with these borrowers.

The Corporation's commercial, real estate commercial and real estate construction loans modified under troubled debt restructurings of the originated portfolio (troubled debt restructurings-commercial loans) primarily consisted of allowing borrowers to make monthly interest only payments for a period of up to six months at the stated interest rate of the original loan agreement. The outstanding balance of the Corporation's troubled debt restructurings-commercial loans were $9.8 million at September 30, 2010, compared to $7.8 million at June 30, 2010. The Corporation does not expect to incur a loss on these troubled debt restructurings-commercial loans based on its assessment of the borrowers' expected cash flows, and accordingly, no additional provision for loan losses has been recognized related to these troubled debt restructurings-commercial loans.

The Corporation's troubled debt restructurings-real estate residential loans of the originated portfolio primarily consisted of reducing a borrower's monthly payments by decreasing the interest rate charged on the loan to 3% for a period of 24 months. The outstanding loan balances of the Corporation's troubled debt restructurings-real estate residential loans of the originated portfolio were $18.7 million at September 30, 2010, compared to $18.9 million at June 30, 2010 and $17.4 million at December 31, 2009. All loans reported as troubled debt restructurings-real estate residential loans were current in accordance with their modified terms and will remain in nonperforming status until a sustained payment history has been observed. The Corporation recognized $0.5 million of additional provision for loan losses during the nine months ended September 30, 2010 related to impairment on these loans based on the present value of expected future cash flows discounted at the loan's original effective interest rate.

Other real estate and repossessed assets is a component of nonperforming assets that primarily includes real estate property acquired through foreclosure or by acceptance of a deed in lieu of foreclosure and also personal and commercial property held for sale. Other real estate and repossessed assets were $22.7 million at September 30, 2010, an increase of $1.0 million, or 4.5%, from $21.7 million at June 30, 2010 and an increase of $5.2 million, or 29%, from $17.5 million at December 31, 2009. The increase from December 31, 2009 was primarily attributable to $3.0 million of other real estate and $0.2 million of repossessed assets acquired in the OAK acquisition.

The following schedule provides the composition of other real estate and repossessed assets:
	September 30, 2010	June 30, 2010	December 31, 2009
	(In thousands)
Other real estate:
Commercial	$ 8,453	$ 7,310	$ 4,250
Commercial development	1,226	1,226	1,265
Residential development	5,768	5,769	4,250
Residential real estate	6,784	6,921	7,483
Total other real estate	22,231	21,226	17,248
Repossessed assets	473	498	292
Total other real estate and repossessed assets	$22,704	$21,724	$17,540

Repossessed assets of $0.5 million at September 30, 2010 were comprised of commercial equipment, automobiles, boats, recreational vehicles and a life insurance policy.

The following schedule summarizes other real estate and repossessed asset activity for the three and nine months ended September 30, 2010:
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(In thousands)
Balance at beginning of period	$21,724	$17,540
Additions attributable to OAK acquisition	-	3,257
Other additions	4,702	15,252
Capitalized improvements	95	169
Write-downs to fair value	(458)	(1,485)
Dispositions	(3,359)	(12,029)
Balance at end of period	$22,704	$22,704

The historically large inventory of residential real estate properties for sale across the State of Michigan has resulted in an increase in the Corporation's carrying time and cost of holding other real estate. Consequently, the Corporation had $8.9 million in real estate properties at September 30, 2010 that had been held in excess of one year as of that date, of which $2.7 million were residential real estate properties, $3.0 million were residential development properties and $3.2 million were commercial and commercial development properties. Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and the Corporation had a significant number of nonperforming loans that were in the process of foreclosure at September 30, 2010, it is anticipated that the level of other real estate will remain at elevated levels for some period of time. Other real estate properties are carried at the lower of cost or fair value less estimated cost to sell.

At September 30, 2010, all of the other real estate properties had been written down to fair value through a loan charge-off at the transfer of the loan to other real estate and/or a write-down, recorded as an operating expense, to recognize a further market value decline of the property after the initial transfer date, or recorded at fair value in conjunction with the OAK acquisition. Accordingly, at September 30, 2010, the carrying value of other real estate of $22.2 million was reflective of $24.3 million in charge-offs/write-downs and represented 48% of the loan balance remaining at the time the property was transferred to other real estate.

There were 140 other real estate properties sold during the first nine months of 2010 with net proceeds of $10.5 million received by the Corporation. On an average basis, the net proceeds represented 114% of the carrying value of the property at the time of sale, although the net proceeds represented only 58% of the remaining loan balance at the time the Corporation received title to the properties.

Impaired Loans

Loans are considered impaired when management determines it is probable that all of the principal and interest due will not be collected according to the original contractual terms of the loan agreement. The Corporation has determined that all of its nonaccrual commercial, real estate commercial and real estate construction loans and loans modified under troubled debt restructurings meet the definition of an impaired loan. Loans acquired in a business combination that meet the definition of an impaired loan are included even though the amortization of the accretable yield results in interest income recognition on these loans. In most instances, the impairment is measured based on the fair market value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. A portion of the allowance for loan losses may be specifically allocated to impaired loans.

Impaired loans totaled $133.0 million at September 30, 2010, an increase of $5.4 million, or 4.2%, compared to $127.6 million at June 30, 2010 and an increase of $31.7 million, or 31%, compared to $101.3 million at December 31, 2009. Impaired loans at September 30, 2010 and June 30, 2010 included $9.6 million and $10.1 million, respectively, of loans acquired in the OAK acquisition that were recorded at fair value at the acquisition date. At September 30, 2010, there was no valuation allowance required on impaired loans acquired in the OAK acquisition. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, it was determined that impaired commercial, real estate commercial and real estate construction loans totaling $58.3 million at September 30, 2010, $45.0 million at June 30, 2010 and $38.2 million at December 31, 2009 required a specific allocation of the allowance for loan losses (valuation allowance). The valuation allowance on these impaired loans was $17.8 million at September 30, 2010, compared to $14.5 million at June 30, 2010 and $10.5 million at December 31, 2009. At September 30, 2010, June 30, 2010 and December 31, 2009, troubled debt restructurings-real estate residential loans of $18.7 million, $18.9 million and $17.4 million, respectively, required a valuation allowance of $0.8 million, $1.0 million and $0.7 million, respectively. Troubled debt restructurings-commercial loans of $11.8 million at September 30, 2010 and $10.1 million at June 30, 2010 did not require a valuation allowance as the Corporation expects to collect the full principal and interest owed on each loan. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from the estimates used on these loans.

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

The Corporation's allowance at September 30, 2010 did not include losses inherent in the acquired loan portfolio, as an allowance was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair value at the date of acquisition, with the estimated fair value including a component for estimated credit losses. A portion of the allowance, however, may be set aside in the future, related to the acquired loans, if an acquired loan pool experiences a decrease in expected cash flows as compared to those projected at the acquisition date. An allowance for loan losses related to acquired loans was not required at September 30, 2010 due to no material changes in expected cash flows since the date of acquisition.

The Corporation's allowance was $89.5 million at September 30, 2010, compared to $89.5 million at June 30, 2010, $80.8 million at December 31, 2009 and $77.5 million at September 30, 2009. The allowance as a percentage of originated loans was 2.94% at September 30, 2010, compared to 2.95% at June 30, 2010, 2.70% at December 31, 2009 and 2.58% at September 30, 2009. The allowance for loan losses as a percentage of nonperforming loans was 61% at September 30, 2010, compared to 63% at June 30, 2010, 60% at December 31, 2009 and 56% at September 30, 2009.

The Corporation's valuation allowance for impaired commercial, real estate commercial and real estate construction loans was $17.8 million at September 30, 2010, an increase of $3.3 million from June 30, 2010. The increase in the valuation allowance was primarily reflective of an increase in impaired loans. Additionally, at September 30, 2010 and June 30, 2010, the Corporation had a valuation allowance of $0.8 million and $1.0 million, respectively, attributable to troubled debt restructurings-real estate residential loans.

The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance and partial loan charge-offs taken on these impaired loans:
	Amount	Valuation Allowance	Charged Off	Cumulative Loss Percentage
	(Dollars in thousands)
September 30, 2010
Originated portfolio:
Impaired loans with valuation allowance and no charge-offs	$ 47,470	$15,510	$ -	33%
Impaired loans with valuation allowance and charge-offs	10,800	2,305	2,224	35%
Impaired loans with charge-offs and no valuation allowance	16,669	-	17,899	52%
Impaired loans without valuation allowance or charge-offs	29,773	-	-	-
Total impaired loans to commercial borrowers-originated portfolio	104,712	$17,815	$20,123	30%
Impaired acquired loans	9,619
Total impaired loans to commercial borrowers	$114,331

June 30, 2010
Originated portfolio:
Impaired loans with valuation allowance and no charge-offs	$ 34,650	$12,146	$ -	35%
Impaired loans with valuation allowance and charge-offs	10,364	2,313	3,607	42%
Impaired loans with charge-offs and no valuation allowance	21,436	-	14,563	40%
Impaired loans without valuation allowance or charge-offs	32,977	-	-	-
Total impaired loans to commercial borrowers-originated portfolio	99,427	$14,459	$18,170	28%
Impaired acquired loans	9,312
Total impaired loans to commercial borrowers	$108,739

December 31, 2009
Impaired loans with valuation allowance and no charge-offs	$33,052	$10,036	$ -	30%
Impaired loans with valuation allowance and charge-offs	5,165	471	908	23%
Impaired loans with charge-offs and no valuation allowance	20,800	-	17,084	45%
Impaired loans without valuation allowance or charge-offs	24,895	-	-	-
Total impaired loans to commercial borrowers	$83,912	$10,507	$17,992	28%

The following schedule summarizes the allowance as a percent of nonperforming originated loans:
	September 30, 2010	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Allowance for loan losses	$ 89,521	$ 89,502	$ 80,841
Nonperforming loans-originated portfolio	147,904	142,929	135,755
Allowance as a percent of nonperforming originated loans	61%	63%	60%
Allowance as a percent of nonperforming originated loans, net of impaired originated loans for which the full loss has been charged-off	68%	74%	70%

Economic conditions in the Corporation's markets, all within Michigan, were generally less favorable than those nationwide during the three-month period ended September 30, 2010. Economic challenges remain in Michigan and are expected to continue for the remainder of 2010. Accordingly, management believes net loan losses, delinquencies and nonperforming loans will remain at elevated levels throughout 2010.

Total Deposits

Total deposits were $4.47 billion at September 30, 2010, an increase of $1.07 billion, or 31.3%, from total deposits of $3.40 billion at September 30, 2009, and an increase of $0.27 billion, or 6.4%, from total deposits of $4.20 billion at June 30, 2010. The increase in total deposits for the twelve-month period ended September 30, 2010 was primarily attributable to $658 million of deposits acquired in the OAK transaction at the acquisition date. In addition to the increase in deposits related to the OAK acquisition, the Corporation experienced an internal increase in customer deposits of $417 million during the twelve-month period ended September 30, 2010. At September 30, 2010, the Corporation had $182 million in brokered deposits that were acquired in the OAK acquisition.

The Corporation's competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation's markets during 2009 and the first nine months of 2010, the Corporation's increased efforts to expand its deposit relationships with existing customers and the Corporation's financial strength resulted in the Corporation experiencing a significant increase in internally generated deposits during 2009 and the first nine months of 2010. Total deposits increased $286 million and $402 million, excluding deposits acquired in the OAK transaction, during the three and nine months ended September 30, 2010, respectively, while during the same time frame, the Corporation experienced a decrease in the average cost of its deposits.

Borrowings

Short-term borrowings, comprised of securities sold under agreements to repurchase with customers, were $254.8 million at September 30, 2010, compared to $242.3 million at June 30, 2010, $240.6 million at December 31, 2009 and $233.7 million at September 30, 2009. Securities sold under agreements to repurchase are funds deposited by customers that are secured by investment securities that are owned by Chemical Bank, as these deposits are not covered by FDIC insurance. These funds have been a stable source of liquidity for Chemical Bank, much like its core deposit base. The Corporation's securities sold under agreements to repurchase do not qualify as sales for accounting purposes.

FHLB advances are borrowings from the FHLB that have original maturities of greater than one year. FHLB advances totaled $85.4 million at September 30, 2010, compared to $86.6 million at June 30, 2010, $90.0 million at December 31, 2009 and $115.0 million at September 30, 2009. On April 30, 2010, the Corporation acquired $35.9 million of FHLB advances in conjunction with the OAK acquisition, of which $25.4 million were outstanding at September 30, 2010. FHLB advances are secured under a blanket security agreement of real estate residential first lien loans with an aggregate book value equal to at least 155% of the advances. At September 30, 2010, the carrying value of real estate residential first lien loans eligible for collateral under the blanket security agreement was $708 million.

The scheduled principal repayments on FHLB advances outstanding at September 30, 2010, excluding $1.2 million of unamortized premium attributable to the OAK acquisition, were as follows (in thousands):
2010	$11,148
2011	30,653
2012	8,465
2013	27,810
2014-2015	6,171
Total	$84,247

At September 30, 2010, the Corporation's additional borrowing availability through the FHLB, based on the amount of FHLB stock owned by the Corporation and subject to the FHLB's credit requirements and policies, was $321 million. At September 30, 2010, the Corporation had agreements in place to obtain up to $31 million in additional liquidity through borrowings from the Federal Reserve Bank's discount window, at the Corporation's discretion.

Loan Commitments

The Corporation has various commitments that may impact liquidity. The following table summarizes the Corporation's loan commitments and expected expiration dates by period at September 30, 2010:
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit	$420,891	$44,770	$74,066	$55,099	$594,826
Undisbursed loans	203,006	-	-	-	203,006
Standby letters of credit	34,699	8,702	35	25	43,461
Total commitments	$658,596	$53,472	$74,101	$55,124	$841,293

Since the majority of the unused commitments to extend credit and standby letters of credit historically have expired without being drawn upon, the total amount of these loan commitments does not necessarily represent future cash requirements of the Corporation.

Capital Resources

At September 30, 2010, shareholders' equity was $561.0 million, compared to $479.3 million as of September 30, 2009 and $556.1 million at June 30, 2010. The significant increase in shareholders' equity, from September 30, 2009, was attributable to the issuance of common stock related to the OAK acquisition on April 30, 2010. The Corporation issued approximately 3.5 million shares of common stock for OAK that resulted in an increase in shareholders' equity of $83.7 million. Shareholders' equity as a percentage of total assets was 10.4% as of September 30, 2010, compared to 11.2% at September 30, 2009 and 10.9% as of June 30, 2010. Tangible shareholders' equity as a percentage of total assets was 8.4% at September 30, 2010, compared to 9.7% at September 30, 2009 and 8.8% at June 30, 2010. The decrease in this ratio, from September 30, 2009, was primarily attributable to the purchase price of OAK exceeding the fair value of OAK's assets and liabilities and the recognition of $40.4 million of goodwill and $10.3 million of other intangible assets at the acquisition date.

The following table represents the Corporation's and Chemical Bank's regulatory capital ratios at September 30, 2010:
	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Actual Ratio:
Chemical Financial Corporation	8.8%	12.4%	13.7%
Chemical Bank	8.6	12.1	13.4
Minimum required for capital adequacy purposes	4.0	4.0	8.0
Minimum to be "well-capitalized" under prompt corrective action guidelines	5.0	6.0	10.0

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

The presentation of net interest income on an FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $1.16 million and $0.75 million for the third quarters of 2010 and 2009, respectively. These adjustments were computed using a 35% federal income tax rate.

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

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, ended 2008 at 3.25% and has remained at this historically low rate through September 30, 2010.

Net interest income (FTE) in the third quarter of 2010 was $47.1 million, an increase of $9.6 million from the third quarter of 2009 and an increase of $3.1 million from the second quarter of 2010. The increases in net interest income (FTE) were primarily attributable to the acquisition of OAK on April 30, 2010.

The net interest margin was 3.80% in the third quarter of 2010, compared to 3.83% in the third quarter of 2009. The average yield on interest-earning assets in the third quarter of 2010 was 4.61%, compared to 4.99% in the third quarter of 2009. The average cost of interest-bearing liabilities was 1.02% in the third quarter of 2010, compared to 1.49% in the third quarter of 2009. The decrease in the average yield of interest-earning assets between the third quarter of 2010 and the third quarter of 2009 was largely attributable to the Corporation maintaining a higher level of liquidity during the twelve months ended September 30, 2010. The Corporation had $595.8 million of cash deposits held at the Federal Reserve Bank of Chicago (FRB) at September 30, 2010, compared to $365.9 million at September 30, 2009, that earned approximately 25 basis points. The decrease in the average yield on interest-earning assets was also partially attributable to a reduction in the yield on taxable investment securities to 1.73% in the third quarter of 2010 from 2.65% in the third quarter of 2009. The decrease in yield was primarily attributable to the Corporation increasing its holdings of variable rate investment securities to lessen the impact on the net interest margin and net interest income of rising interest rates. At September 30, 2010, the Corporation held $321 million in variable rate investment securities, compared to $277 million at September 30, 2009.

The net interest margin decreased 8 basis points in the third quarter of 2010 to 3.80% from 3.88% in the second quarter of 2010. The decrease in the net interest margin was largely attributable to the Corporation maintaining a higher level of liquidity during the three months ended September 30, 2010. The Corporation's $595.8 million of cash deposits held at the FRB at September 30, 2010 were up significantly compared to $265.2 million held at the FRB at June 30, 2010. The average yield on interest-earning assets in the third quarter of 2010 was 4.61%, compared to 4.77% in the second quarter of 2010. The average cost of interest-bearing liabilities was 1.02% in the third quarter of 2010, compared to 1.11% in the second quarter of 2010.

The Corporation's balance sheet has historically been liability sensitive, meaning that the Corporation historically has held a higher level of interest-bearing liabilities that were expected to reprice than interest-earning assets that were expected to reprice in a period of changing market interest rates. Therefore, the Corporation's net interest margin has historically increased in sustained periods of declining interest rates and decreased in sustained periods of increasing interest rates. The Corporation is primarily funded by core deposits, and this lower-cost funding base has historically had a positive impact on the Corporation's net interest income and net interest margin in a declining interest rate environment. However, based on the historically low level of market interest rates and the Corporation's current low levels of interest rates on its core deposit transaction accounts, further market interest rate reductions would likely not result in a significant decrease in interest expense or increase in net interest income.

The Corporation's interest rate position based on its mix of interest-earning assets and interest-bearing liabilities at September 30, 2010 was asset sensitive. The Corporation has modestly adjusted its interest rate position from being slightly liability sensitive to slightly asset sensitive by increasing the amount of variable rate investment securities in its investment securities portfolio, increasing its variable rate loans as a result of the OAK acquisition and maintaining the liquidity generated from deposit growth in a variable interest rate account at the FRB. Variable rate investment securities were $321 million at September 30, 2010, compared to $277 million at September 30, 2009. Variable rate loans comprised 26% of the total loan portfolio at September 30, 2010, compared to 20% at September 30, 2009. At September 30, 2010, the Corporation held $596 million at the FRB, compared to $366 million at September 30, 2009.

The following tables present average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on an FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the three and nine months ended September 30, 2010 and 2009.

Average Balances, Tax Equivalent Interest and Effective Yields and Rates*
	Three Months Ended September 30,
	2010			2009
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
	(In thousands)
Assets
Interest-Earning Assets:
Loans**	$3,675,349	$51,929	5.26%	$3,002,260	$43,552	5.77%
Taxable investment securities	628,143	2,718	1.73	531,614	3,527	2.65
Tax-exempt investment securities	155,454	2,108	5.42	100,062	1,450	5.80
Other securities	26,531	81	1.21	22,128	132	2.37
Interest-bearing deposits with unaffiliated banks and others	439,625	323	0.29	238,060	156	0.26
Total interest-earning assets	4,925,102	57,159	4.61	3,894,124	48,817	4.99
Less: Allowance for loan losses	91,209			72,750
Other Assets:
Cash and cash due from banks	130,447			93,499
Premises and equipment	68,372			52,897
Interest receivable and other assets	231,833			144,153
Total Assets	$5,264,545			$4,111,923

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$ 900,425	$ 501	0.22%	$ 563,003	$ 685	0.48%
Savings deposits	1,121,172	1,140	0.40	922,233	1,471	0.63
Time deposits	1,581,593	7,673	1.92	1,197,592	7,786	2.58
Securities sold under agreements to repurchase	257,342	168	0.26	239,036	251	0.42
FHLB advances	86,031	623	2.87	115,000	1,210	4.17
Total interest-bearing liabilities	3,946,563	10,105	1.02	3,036,864	11,403	1.49
Noninterest-bearing deposits	722,906			553,131
Total deposits and borrowed funds	4,669,469			3,589,995
Interest payable and other liabilities	37,149			41,864
Shareholders' equity	557,927			480,064
Total Liabilities and Shareholders' Equity	$5,264,545			$4,111,923
Net Interest Spread (FTE)			3.59%			3.50%
Net Interest Income (FTE)		$47,054			$37,414
Net Interest Margin (FTE)			3.80%			3.83%

*	Taxable equivalent basis using a federal income tax rate of 35%.
**	Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields.

Average Balances, Tax Equivalent Interest and Effective Yields and Rates*
	Nine Months Ended September 30,
	2010			2009
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
	(In thousands)
Assets
Interest-Earning Assets:
Loans**	$3,372,594	$142,812	5.66%	$2,991,423	$129,863	5.80%
Taxable investment securities	622,319	8,806	1.89	515,676	12,053	3.12
Tax-exempt investment securities	132,612	5,442	5.47	90,717	3,965	5.83
Other securities	24,820	458	2.47	22,128	562	3.39
Interest-bearing deposits with unaffiliated banks and others	354,617	743	0.28	170,644	345	0.27
Total interest-earning assets	4,506,962	158,261	4.69	3,790,588	146,788	5.17
Less: Allowance for loan losses	87,982			66,029
Other Assets:
Cash and cash due from banks	111,855			92,668
Premises and equipment	62,363			52,830
Interest receivable and other assets	205,869			144,003
Total Assets	$4,799,067			$4,014,060

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$ 755,088	$ 1,352	0.24%	$ 541,865	$ 2,124	0.52%
Savings deposits	1,063,225	3,256	0.41	923,475	5,029	0.73
Time deposits	1,448,482	22,608	2.09	1,134,529	22,764	2.68
Securities sold under agreements to repurchase	246,136	489	0.27	229,350	723	0.42
FHLB advances	89,029	2,205	3.31	120,617	3,800	4.21
Total interest-bearing liabilities	3,601,960	29,910	1.11	2,949,836	34,440	1.56
Noninterest-bearing deposits	642,835			538,739
Total deposits and borrowed funds	4,244,795			3,488,575
Interest payable and other liabilities	33,755			39,873
Shareholders' equity	520,517			485,612
Total Liabilities and Shareholders' Equity	$4,799,067			$4,014,060
Net Interest Spread (FTE)			3.58%			3.61%
Net Interest Income (FTE)		$128,351			$112,348
Net Interest Margin (FTE)			3.80%			3.96%

*	Taxable equivalent basis using a federal income tax rate of 35%.
**	Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields.

The following tables allocate the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities and changes in average interest rates earned and paid.

Volume and Rate Variance Analysis *
	Three Months Ended September 30, 2010 compared to 2009
	Increase (Decrease) Due to Changes in
	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)
	(In thousands)
Changes in Interest Income:
Loans	$ 9,482	$(1,105)	$ 8,377
Taxable investment securities	578	(1,387)	(809)
Tax-exempt investment securities	760	(102)	658
Other securities	23	(74)	(51)
Interest-bearing deposits
with unaffiliated banks and others	146	21	167
Total change in interest income	10,989	(2,647)	8,342

Changes in Interest Expense:
Interest-bearing demand deposits	300	(484)	(184)
Savings deposits	242	(573)	(331)
Time deposits	2,005	(2,118)	(113)
Securities sold under agreements to repurchase	18	(101)	(83)
FHLB advances	(263)	(324)	(587)
Total change in interest expense	2,302	(3,600)	(1,298)
Total Increase in Net Interest Income (FTE)	$ 8,687	$ 953	$ 9,640

*	Taxable equivalent basis using a federal income tax rate of 35%.
**

The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Volume and Rate Variance Analysis *
	Nine Months Ended September 30, 2010 compared to 2009
	Increase (Decrease) Due to Changes in
	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)
	(In thousands)
Changes in Interest Income:
Loans	$16,005	$ (3,056)	$12,949
Taxable investment securities	2,172	(5,419)	(3,247)
Tax-exempt investment securities	1,739	(262)	1,477
Other securities	62	(166)	(104)
Interest-bearing deposits
with unaffiliated banks and others	385	13	398
Total change in interest income	20,363	(8,890)	11,473

Changes in Interest Expense:
Interest-bearing demand deposits	675	(1,447)	(772)
Savings deposits	542	(2,315)	(1,773)
Time deposits	5,590	(5,746)	(156)
Securities sold under agreements to repurchase	49	(283)	(234)
FHLB advances	(879)	(716)	(1,595)
Total change in interest expense	5,977	(10,507)	(4,530)
Total Increase in Net Interest Income (FTE)	$14,386	$ 1,617	$16,003

*	Taxable equivalent basis using a federal income tax rate of 35%.
**

The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses (provision) is an increase to the allowance to provide for probable losses inherent in the originated loan portfolio and for impairment of pools of acquired loans that results from the Corporation experiencing a decrease in expected cash flows of acquired loans compared to projected cash flows estimated at the acquisition date. The level of the provision each quarter reflects management's assessment of the adequacy of the allowance. The Corporation did not recognize any provision for loan losses related to the acquired portfolio during the quarter ended September 30, 2010 as there were no significant changes in actual cash flows during the quarter compared to expected cash flows estimated at the date of acquisition.

The provision was $8.6 million in the third quarter of 2010, compared to $12.7 million in the second quarter of 2010 and $14.2 million in the third quarter of 2009. Net loan charge-offs of originated loans were $8.6 million in the third quarter of 2010, compared to $7.4 million in the second quarter of 2010 and $6.7 million in the third quarter of 2009. Net loan charge-offs of originated loans as a percentage of average total loans (annualized) on a year-to-date basis were 1.06%, 1.12%, 1.18% and 1.03% as of September 30, 2010, June 30, 2010, December 31, 2009 and September 30, 2009, respectively. The level of net loan charge-offs reflects the general deterioration in credit quality across the entire loan portfolio. Net loan charge-offs of commercial, real estate commercial and real estate construction loans were $5.3 million in the third quarter of 2010, compared to $4.0 million in the second quarter of 2010 and $3.9 million in the third quarter of 2009. The commercial loan type net loan charge-offs during the third quarter of 2010 were not concentrated in any one industry or borrower. Net loan charge-offs of real estate residential and consumer loans were $3.3 million in the third quarter of 2010, compared to $3.4 million in the second quarter of 2010 and $2.8 million in the third quarter of 2009.

Noninterest Income

Noninterest income totaled $11.1 million and $31.6 million for the three and nine months ended September 30, 2010, respectively. Noninterest income increased $1.0 million, or 10.2%, in the third quarter of 2010 compared to the third quarter of 2009, primarily due to the acquisition of OAK. Noninterest income for the nine months ended September 30, 2010 increased $0.7 million, or 2.1%, compared to the same period in 2009. The following includes the major components of noninterest income during the three and nine months ended September 30, 2010 and 2009.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Service charges on deposit accounts	$ 4,680	$ 4,949	$14,162	$14,205
Trust and investment services revenue	2,521	2,306	7,416	7,055
Other fees for customer services	740	624	2,086	1,842
ATM and network user fees	1,438	1,059	3,858	2,913
Insurance commissions	377	288	952	1,011
Mortgage banking revenue	1,204	840	2,837	3,452
Investment securities gains	82	-	82	95
Other	77	26	166	334
Total Noninterest Income	$11,119	$10,092	$31,559	$30,907

Service charges on deposit accounts declined $0.3 million, or 5.4%, in the third quarter of 2010 compared to the third quarter of 2009, while service charges on deposit accounts for the nine months ended September 30, 2010 were approximately the same as the comparable period in the prior year. The reduction during the third quarter of 2010 was primarily attributable to new Federal banking regulations that took effect on August 15, 2010, which require customers to provide authorization (opt in) to Chemical Bank to pay overdrafts on ATM and debit card transactions.

Mortgage banking revenue of $1.2 million in the third quarter of 2010 increased $0.4 million, or 43%, compared to the third quarter of 2009 due to an increase in the volume of loans sold in the secondary market. The Corporation originated $126 million of real estate residential loans during the third quarter of 2010, of which $86 million, or 68%, were sold in the secondary market, compared to the origination of $74 million of real estate residential loans during the third quarter of 2009, of which $53 million, or 72%, were sold in the secondary market. Mortgage banking revenue for the nine months ended September 30, 2010 was $0.6 million, or 17.8% lower, than during the nine months ended September 30, 2009, due to a reduction in the volume of loans sold in the secondary market during 2010 which was partially offset by an increase in the average percentage gain per transaction. At September 30, 2010, the Corporation was servicing $882 million of real estate residential loans that had been originated by the Corporation in its market areas and subsequently sold in the secondary mortgage market compared to $739 million at September 30, 2009.

Operating Expenses

Total operating expenses were $36.2 million and $100.1 million in the three and nine months ended September 30, 2010, respectively. Operating expenses increased $6.6 million, or 22.4%, in the third quarter of 2010 compared to the third quarter of 2009, primarily due to the acquisition of OAK. Operating expenses also increased $11.3 million, or 12.7%, during the nine months ended September 30, 2010, compared to the same period in 2009, due primarily to the acquisition of OAK.

Operating expenses in the three and nine months ended September 30, 2010 included $1.1 million and $4.1 million, respectively, of acquisition-related transaction expenses associated with the acquisition of OAK, with $0.3 million and $0.9 million, respectively, included in salaries and wages, $0.5 million and $1.4 million, respectively, included in equipment expense related to technology conversion costs, $0.1 million and $1.4 million, respectively, included in professional fees, $0.1 million and $0.2 million, respectively, included in advertising and marketing costs and $0.1 million and $0.2 million, respectively, included in intangible asset amortization.

The following includes the major categories of operating expenses during the three and nine months ended September 30, 2010 and 2009.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Salaries and wages	$14,929	$12,657	$ 40,986	$37,101
Employee benefits	3,086	3,108	8,664	8,764
Occupancy	2,903	2,497	8,474	7,611
Equipment	3,698	2,435	10,110	7,141
Postage and courier	780	776	2,329	2,240
Supplies	477	409	1,261	1,139
Professional fees	1,048	724	4,355	2,578
Outside processing / service fees	1,251	813	3,282	2,408
Advertising and marketing	1,066	952	2,342	2,084
Intangible asset amortization	570	149	1,141	569
Telephone	501	533	1,344	1,416
FDIC insurance premiums	1,961	1,317	5,369	5,563
Other real estate and repossessed asset expenses	888	981	2,147	4,057
Loan collection costs	957	870	3,251	2,242
Non-loan losses	256	155	331	274
Other	1,845	1,206	4,669	3,616
Total Operating Expenses	$36,216	$29,582	$100,055	$88,803

Salaries and wages were $14.9 million in the third quarter of 2010, an increase of $2.2 million, or 18.0%, compared to $12.7 million in the third quarter of 2009. The increase was primarily due to additional employees related to the OAK acquisition. Employee benefits were $3.1 million in both the third quarter of 2010 and the third quarter of 2009. Increases in benefits due to the OAK acquisition were offset primarily by an overall reduction in employee health care costs across the Corporation.

FDIC insurance premiums of $2.0 million in the third quarter of 2010 were up $0.6 million, or 48.9%, compared to $1.3 million in the third quarter of 2009. The increase was due to a higher assessment base in 2010, compared to 2009, due primarily to the OAK acquisition.

Income Tax Expense

The Corporation's effective federal income tax rate was 27.3% in the third quarter of 2010, compared to 16.8% in the third quarter of 2009. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate is primarily a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense, nondeductible acquisition expenses and other nondeductible expenses relative to pre-tax net income and tax credits. The Corporation's effective tax rate increased in the third quarter of 2010 compared to the third quarter of 2009 due to increased pre-tax income and the acquisition of OAK as certain acquisition-related expenses were not deductible for federal income tax purposes.

The Corporation generally records income tax expense for interim periods based on its best estimate of the effective income tax rate expected to be applicable for the full year. However, when a reliable estimate for the full year cannot be made, the Corporation utilizes the actual effective income tax rate on a year-to-date basis. The Corporation recorded income tax expense for the three-month period ended September 30, 2010 using its best estimate of the effective income tax rate expected for the full year and applied that rate on a year-to-date basis. At September 30, 2009, the Corporation could not reliably estimate the actual effective annual tax rate, and therefore, the Corporation recorded income tax expense for the three-month period ended September 30, 2009 at the actual effective tax rate for this period rather than at an estimate of the annual effective tax rate.

Liquidity Risk

Liquidity risk is the possibility of the Corporation being unable to meet current and future financial obligations in a timely manner and the adverse impact on net interest income if the Corporation was unable to meet its funding requirements at a reasonable cost.

Liquidity is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The Corporation's sources of liquidity on a consolidated basis include the deposit base that comes from consumer, business and municipal customers within the Corporation's local markets, principal payments on loans, cash held at the FRB, unpledged investment securities available-for-sale and federal funds sold. During the three and nine months ended September 30, 2010, total deposits, excluding brokered and other deposits acquired in the OAK transaction, increased $286 million and $402 million, respectively, while total loans, excluding loans acquired in the OAK transaction, decreased $7 million and increased $17 million, respectively. At September 30, 2010, the Corporation had $596 million of interest-bearing cash deposits held at the FRB and $183 million of unpledged investment securities available-for-sale. The Corporation also has available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.

Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB secured generally by real estate residential first lien loans. The Corporation considers advances from the FHLB as its primary wholesale source of liquidity. FHLB advances decreased $1.2 million during the third quarter of 2010 to $85.4 million at September 30, 2010. The Corporation's additional borrowing availability from the FHLB, subject to certain requirements, at September 30, 2010, was $321 million. Chemical Bank can also borrow from the FRB's discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of asset carrying various borrowing capacity percentages. At September 30, 2010, Chemical Bank maintained an unused borrowing capacity of $31 million with the FRB's discount window based upon pledged collateral as of that date, although it is management's opinion that this borrowing capacity could be expanded, if deemed necessary, as Chemical Bank has a significant amount of additional assets that could be used as collateral at the FRB's discount window. It is the Corporation's intent to utilize its excess liquidity position to pay off maturing FHLB advances and brokered deposits totaling $27.5 million during the remainder of 2010.

The Corporation manages its liquidity primarily through dividends from Chemical Bank. The Corporation manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements. The long-term ability of the Corporation to pay cash dividends to shareholders is dependent on the adequacy of capital and earnings of Chemical Bank. The Corporation paid cash dividends to shareholders of $5.5 million during the third quarter of 2010.

Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. During the third quarter of 2010, Chemical Bank paid dividends to the Corporation totaling $5.5 million, after receiving regulatory approval.

The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to the Corporation's shareholders. Over the long term, cash dividends to shareholders are dependent upon earnings, as well as capital requirements, regulatory restraints and other factors affecting Chemical Bank. Due to the strength of the Corporation's capital position, the Corporation has the financial ability to pay cash dividends to shareholders in excess of the earnings of Chemical Bank. The length of time the Corporation could sustain future cash dividends to shareholders in excess of the earnings of Chemical Bank is dependent on the magnitude of any earnings shortfall, the capital levels of both Chemical Bank and the Corporation and regulatory approval. As a result of the level of cash dividends paid to shareholders in 2008 and 2009 exceeding the Corporation's net income, all cash dividends paid in 2010 require prior approval from the Federal Reserve Board.

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

The Corporation's interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast. At September 30, 2010, the Corporation projected the change in net interest income during the next twelve months assuming market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. These projections were based on the Corporation's assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and real estate residential mortgage and consumer loans. The ALCO regularly monitors the Corporation's forecasted net interest income sensitivity to ensure that it remains within established limits.

A summary of the Corporation's interest rate sensitivity at September 30, 2010 was as follows:
Twelve Month Interest Rate Change Projection (in basis points)	-200	-100	0	+100	+200
Percent change in net interest income vs. constant rates	(5.4)	(2.8)	-	2.4	3.4

At September 30, 2010, the Corporation's model simulations projected that 100 and 200 basis point uniform increases in interest rates would result in positive variances in net interest income of 2.4% and 3.4%, respectively, relative to the base case over the next twelve-month period, while a uniform decrease in interest rates of 100 and 200 basis points would result in a negative variance in net interest income of 2.8% and 5.4%, respectively, relative to the base case over the next twelve-month period. The likelihood of a decrease in interest rates beyond 100 basis points as of September 30, 2010 was considered to be unlikely given prevailing interest rate levels.
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

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part II.  Other Information
Item 1A.	Risk Factors

Information concerning risk factors is contained in the discussion in Item 1A, "Risk Factors," in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009. As of the date of this report, the Corporation does not believe that there has been any material changes from the Corporation's risk factors previously disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009, other than risk factors related to the acquisition of OAK and the recently enacted Dodd-Frank Act.

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
CHEMICAL FINANCIAL CORPORATION

Date: November 1, 2010	By: /s/ David B. Ramaker
David B. Ramaker Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: November 1, 2010	By: /s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Document

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