Form 10-K
period 2010-12-31
CHEMICAL FINANCIAL CORP
filed 2011-02-25
CIK 19612

2010
Annual Report
to Shareholders

CHEMICAL FINANCIAL CORPORATION

2010 ANNUAL REPORT TO SHAREHOLDERS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and Chemical Financial Corporation (Chemical). Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “judgment,” “plans,” “predicts,” “projects,” “should,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to real estate valuation, future levels of nonperforming loans, the rate of asset dispositions, future capital levels, future dividends, future growth and funding sources, future liquidity levels, future profitability levels, future deposit insurance premiums, the effects on earnings of future changes in interest rates and the future level of other revenue sources. All statements referencing future time periods are forward-looking. Management’s determination of the provision and allowance for loan losses; the carrying value of acquired loans, goodwill and mortgage servicing rights; the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment); and management’s assumptions concerning pension and other postretirement benefit plans involve judgments that are inherently forward-looking. There can be no assurance that future loan losses will be limited to the amounts estimated. All of the information concerning interest rate sensitivity is forward-looking. The future effect of changes in the financial and credit markets and the national and regional economy on the banking industry, generally, and on Chemical, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Chemical undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Risk factors include, but are not limited to, the risk factors described in Item 1A of this report. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

SELECTED FINANCIAL DATA

	Years Ended December 31,
	2010(a)	2009	2008	2007	2006
	(In thousands, except per share data)
Earnings Summary
Net interest income	$171,120	$147,444	$145,253	$130,089	$132,236
Provision for loan losses	45,600	59,000	49,200	11,500	5,200
Noninterest income	42,472	41,119	41,197	43,288	40,147
Operating expenses	136,802	117,610	109,108	104,671	97,874
Net income	23,090	10,003	19,842	39,009	46,844
Per Common Share Data
Net income:
Basic	$0.88	$0.42	$0.83	$1.60	$1.88
Diluted	0.88	0.42	0.83	1.60	1.88
Cash dividends paid	0.80	1.18	1.18	1.14	1.10
Book value at end of period	20.41	19.85	20.58	21.35	20.46
Market value at end of period	22.15	23.58	27.88	23.79	33.30
Common shares outstanding at end of period	27,440	23,891	23,881	23,815	24,828
Year End Balances
Total assets	$5,246,209	$4,250,712	$3,874,313	$3,754,313	$3,789,247
Total loans	3,681,662	2,993,160	2,981,677	2,799,434	2,807,660
Total deposits	4,331,765	3,418,125	2,978,792	2,875,589	2,898,085
Federal Home Loan Bank advances/other borrowings	316,833	330,568	368,763	347,412	354,041
Total shareholders’ equity	560,078	474,311	491,544	508,464	507,886
Average Balances
Total assets	$4,913,310	$4,066,229	$3,784,617	$3,785,034	$3,763,067
Total earning assets	4,618,012	3,847,006	3,550,611	3,551,867	3,521,489
Total loans	3,438,550	2,980,126	2,873,151	2,805,880	2,767,114
Total interest-bearing liabilities	3,685,186	3,002,050	2,711,413	2,718,814	2,692,410
Total deposits	4,017,230	3,195,411	2,924,361	2,923,004	2,861,916
Federal Home Loan Bank advances/other borrowings	336,782	348,235	325,177	327,831	362,990
Total shareholders’ equity	530,819	483,034	509,100	505,915	510,255
Financial Ratios
Net interest margin	3.80%	3.91%	4.16%	3.73%	3.82%
Return on average assets	0.47	0.25	0.52	1.03	1.24
Return on average shareholders’ equity	4.3	2.1	3.9	7.7	9.2
Efficiency ratio	62.8	61.4	57.8	59.6	56.1
Average shareholders’ equity as a percentage of average assets	10.8	11.9	13.5	13.4	13.6
Tangible shareholders’ equity as a percentage of total assets	8.6	9.6	11.0	11.7	11.6
Tier 1 risk-based capital ratio	11.7	14.2	15.1	16.1	16.2
Total risk-based capital ratio	12.9	15.5	16.4	17.3	17.5
Dividend payout ratio	91.1	281.0	142.2	71.2	58.5
Credit Quality
Allowance for loan losses	$89,530	$80,841	$57,056	$39,422	$34,098
Total nonperforming originated loans	147,729	135,755	93,328	63,360	26,910
Total nonperforming assets	175,239	153,295	113,251	74,492	35,762
Net loan charge-offs	36,911	35,215	31,566	6,176	5,650
Allowance for loan losses as a percentage of total originated loans	2.86%	2.70%	1.91%	1.41%	1.21%
Allowance for loan losses as a percentage of nonperforming originated loans	61	60	61	62	127
Nonperforming originated loans as a percentage of total originated loans	4.72	4.54	3.13	2.26	0.96
Nonperforming assets as a percentage of total assets	3.34	3.61	2.92	1.98	0.94
Net loan charge-offs as a percentage of average total loans	1.07	1.18	1.10	0.22	0.20

(a)	Includes the impact of the acquisition of O.A.K. Financial Corporation on April 30, 2010. See Note 2 to the consolidated financial statements in Item 8 of this Report for information on the acquisition of O.A.K. Financial Corporation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OF THE CORPORATION

Chemical Financial Corporation (Corporation) is a financial holding company headquartered in Midland, Michigan with its business concentrated in a single industry segment — commercial banking. The Corporation, through its subsidiary bank, Chemical Bank, offers a full range of traditional banking and fiduciary products and services. These products and services include business and personal checking accounts, savings and individual retirement accounts, time deposit instruments, electronically accessed banking products, residential and commercial real estate financing, commercial lending, consumer financing, debit cards, safe deposit box services, money transfer services, automated teller machines, access to insurance and investment products, corporate and personal wealth management services and other banking services.

The principal markets for the Corporation’s products and services are communities within Michigan in which the branches of Chemical Bank are located and the areas immediately surrounding those communities. As of December 31, 2010, Chemical Bank served 90 communities through 142 banking offices located in 32 counties across Michigan’s lower peninsula. In addition to its banking offices, Chemical Bank operated three loan production offices and 162 automated teller machines, both on- and off-bank premises. Chemical Bank operates through an internal organizational structure of four regional banking units. Chemical Bank’s regional banking units are collections of branch banking offices organized by geographical regions within the State of Michigan.

The principal source of revenue for the Corporation is interest and fees on loans, which accounted for 76% of total revenue in 2010, 74% of total revenue in 2009 and 72% of total revenue in 2008. Interest on investment securities is also a significant source of revenue, accounting for 6% of total revenue in 2010, 8% of total revenue in 2009 and 10% of total revenue in 2008. Revenue is influenced by overall economic factors including market interest rates, business and consumer spending, consumer confidence and competitive conditions in the marketplace.

BANK INDUSTRY DEVELOPMENTS

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act permanently increased the Federal Deposit Insurance Corporation (FDIC) insurance coverage to $250,000 per depositor. In addition, the Dodd-Frank Act resulted in a comprehensive overhaul of the financial services industry within the United States, established the new federal Bureau of Consumer Financial Protection (BCFP), and requires the BCFP and other federal agencies to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Corporation’s and Chemical Bank’s business. Compliance with these new laws and regulations will likely result in additional costs, which could be significant and could adversely impact the Corporation’s results of operations, financial condition or liquidity.

In November 2010, the FDIC, as mandated by the Dodd-Frank Act, issued a rule that provides unlimited insurance coverage on noninterest-bearing transaction accounts at all insured institutions beginning December 31, 2010 and expiring December 31, 2012. Under the rule, a noninterest-bearing transaction account is defined as a deposit account where interest is neither accrued nor paid, depositors are permitted to make an unlimited number of transfers and withdrawals and the institution does not reserve the right to advance notice of an intended withdrawal. Money market deposit accounts and Negotiable Orders of Withdrawal (NOW) accounts are not eligible for the unlimited insurance coverage, regardless of the interest rate. Further, there will not be a separate fee assessment on noninterest-bearing transaction accounts after December 31, 2010. Prior to December 31, 2010, unlimited insurance coverage was available on noninterest-bearing transaction accounts under the FDIC’s Transaction Account Guarantee Program (TAGP). The TAGP, which was adopted by the FDIC in November 2008 and expired December 31, 2010, provided full FDIC deposit insurance coverage for covered accounts, which were defined as noninterest-bearing transaction deposit accounts, NOW accounts paying less than 0.5% (0.25% after June 30, 2010) interest per annum and Interest on Lawyers Trust Accounts (IOLTA) held at participating FDIC-insured institutions through December 31, 2010. The fee assessment for deposit insurance coverage was an annualized 10 basis points assessed quarterly on amounts in covered accounts exceeding $250,000. The Corporation’s additional FDIC fee assessment related to the full deposit coverage for TAGP eligible accounts was $0.6 million in 2010 and $0.1 million in 2009.

In February 2011, the FDIC adopted a rule which changes the assessment base and assessment rates used to compute quarterly FDIC insurance assessments beginning April 1, 2011. Under the rule, the assessment base for all insured institutions, as mandated by the Dodd-Frank Act, will change to average consolidated total assets less average tangible equity. In addition, the initial base assessment rates for Risk Category 1 institutions will range from 5 to 9 basis points, on an annualized basis, and from 2.5 to 9 basis points after the effect of potential base-rate adjustments. Chemical Bank was, by definition, a Risk Category 1 institution during 2010 and 2009.

Chemical Bank’s FDIC insurance assessments totaled $7.4 million in 2010, $7.0 million in 2009 and $0.9 million in 2008. Based upon the adopted rule that takes effect April 1, 2011 and the Corporation’s average assessment base (under the adopted rule) at December 31, 2010, the Corporation’s FDIC premiums are expected to be lower in 2011 than in 2010.

In February 2009, the FDIC issued rules to amend the Deposit Insurance Fund (DIF) restoration plan, change the risk-based assessment system and set increased assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009. Effective April 1, 2009, for Risk Category 1 institutions, the assessment rate methodology was established to determine the initial base assessment rate by using a weighted combination of weighted-average regulatory examination component ratings, long-term debt issuer ratings (converted to numbers and averaged) and certain financial ratios. The initial base assessment rates for Risk Category 1 institutions ranged from 12 to 16 basis points, on an annualized basis, and from 7 to 24 basis points after the effect of potential base-rate adjustments. In May 2009, the FDIC issued a rule which levied a special assessment applicable to all FDIC insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to restore the DIF reserves. The Corporation recognized $1.8 million of additional deposit insurance expense in the second quarter of 2009 related to the special assessment. Deposit insurance expense during 2009 totaled $7.0 million, including the $1.8 million recognized in the second quarter related to the special assessment. In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepayment calculation was based on an institution’s assessment rate in effect on September 30, 2009 and assumed a 5% annual growth rate in the assessment base. On December 30, 2009, the Corporation prepaid $19.7 million in risk-based assessments. In conjunction with the adoption of the prepaid assessment, the FDIC adopted a uniform 3 basis point increase in assessment rates effective on January 1, 2011. In October 2010, the FDIC adopted a new DIF restoration plan to ensure the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC elected to forego the uniform 3 basis point increase scheduled to take place on January 1, 2011. As previously discussed, in February 2011, the FDIC adopted a rule that further changed future assessment rates beginning April 1, 2011.

At December 31, 2010, the Corporation held $18.7 million of Federal Home Loan Bank of Indianapolis (FHLB) stock. The Corporation carries FHLB stock at cost, or par value, and evaluates FHLB stock for impairment based on the ultimate recoverability of par value rather than by recognizing temporary declines in value. As part of the impairment assessment of FHLB stock, management considers, among other things, (i) the significance and length of time of any declines in net assets of the FHLB compared to its capital stock, (ii) commitments by the FHLB to make payments required by law or regulations and the level of such payments in relation to its operating performance, (iii) the impact of legislative and regulatory changes on financial institutions and, accordingly, the customer base of the FHLB and (iv) the liquidity position of the FHLB. The Corporation received $0.3 million of cash dividend payments on its FHLB stock during 2010, down from $0.5 million received during 2009. The FHLB was profitable through the first three quarters of 2010, with net income of $70 million, despite recognizing $68 million of other-than-temporary impairment losses on the credit-loss portion of its private-label residential mortgage-backed securities portfolio. At September 30, 2010, the FHLB was considered well-capitalized in accordance with regulatory requirements and its capital was 4.2% of total assets, compared to 3.7% at December 31, 2009. Standard & Poor’s has given the FHLB a rating of AAA since December 2009. Given all of the factors available, it was the Corporation’s assessment that the overall financial condition of the FHLB did not indicate an impairment of its FHLB stock at December 31, 2010.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law in response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The EESA created the Troubled Asset Relief Program (TARP), under which the United States Department of the Treasury (Treasury) was given the authority to, among other things, purchase up to $700 billion of mortgages, residential mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. EESA also temporarily increased the amount of deposit insurance coverage available on customer deposit accounts from $100,000 per depositor to $250,000 per depositor until December 31, 2009. In May 2009, the Helping Families Save Their Homes Act was signed into law, which extended the temporary deposit insurance increase of $250,000 per depositor through December 31, 2013. With the passage of the Dodd-Frank Act in 2010, the deposit insurance increase to $250,000 per depositor was made permanent.

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

In November 2008, the FDIC adopted the Temporary Liquidity Guarantee Program (TLGP). The TLGP, an initiative to counter the system-wide crisis in the nation’s financial sector, was amended by the FDIC in August 2009 and again in April 2010 to extend maturity dates originally adopted. Under the TLGP, the FDIC guaranteed, through the earlier of maturity or December 31, 2012, certain newly-issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and through April 30, 2010. The fee assessment for coverage of senior unsecured debt ranged from 50 basis points to 300 basis points per annum, depending on the initial maturity of the debt. The Corporation did not issue any FDIC guaranteed debt during the three years ended December 31, 2010.

ACQUISITION OF O.A.K. FINANCIAL CORPORATION

On April 30, 2010, the Corporation acquired 100% of O.A.K. Financial Corporation (OAK) for total consideration of $83.7 million. The total consideration consisted of the issuance of 3,529,772 shares of the Corporation’s common stock with a total value of $83.7 million based upon a market price per share of the Corporation’s common stock of $23.70 at the acquisition date, the exchange of 26,425 stock options for the outstanding vested stock options of OAK with a value of the exchange equal to approximately $41,000 at the acquisition date, and approximately $8,000 of cash in lieu of fractional shares.

OAK, a bank holding company, owned Byron Bank, which provided traditional banking services and products through 14 banking offices serving communities in Ottawa, Allegan and Kent counties in west Michigan. Byron Bank owned two operating subsidiaries, Byron Investment Services, which offered mutual fund products, securities, brokerage services, retirement planning services, and investment management and advisory services, and O.A.K. Title Insurance Agency, which offered title insurance to buyers and sellers of residential and commercial properties. At April 30, 2010, OAK had total assets of $820 million, total loans of $627 million and total deposits of $693 million. The Corporation operated Byron Bank as a separate subsidiary from the acquisition date until July 23, 2010, the date Byron Bank was consolidated with and into Chemical Bank, and at which time Byron Investment Services and O.A.K. Title Insurance Agency became subsidiaries of Chemical Bank. O.A.K. Title Insurance Agency was subsequently dissolved effective August 31, 2010 and Byron Investment Services is expected to be dissolved in 2011.

In connection with the acquisition of OAK, the Corporation recorded $43.5 million of goodwill. Goodwill recorded was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and OAK. In addition, the Corporation recorded $9.8 million of other intangible assets in conjunction with the acquisition. The other intangible assets represent the value attributable to core deposits of $8.4 million, mortgage servicing rights of $0.7 million and non-compete agreements of $0.7 million.

The Corporation developed exit plans for involuntary employee terminations associated with the OAK acquisition, of which the Corporation recognized $0.6 million during 2010 for these exit costs and employee termination benefits. In addition to these costs, the Corporation incurred other acquisition related transaction expenses of $3.7 million in 2010. Acquisition-related transaction expenses associated with the OAK acquisition totaled $4.3 million during 2010, which reduced net income per common share by $0.12 in 2010.

Additional information regarding the acquisition of OAK can be found in the notes to the consolidated financial statements contained in this Report and the Corporation’s Current Reports on Form 8-K filed with the Securities and Exchange Commission (SEC) on May 7, 2010, May 3, 2010 and January 8, 2010.

CRITICAL ACCOUNTING POLICIES

The Corporation’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (GAAP), SEC rules and interpretive releases and general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions and complex judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value or when a decline in the value of an asset not carried at fair value on the financial statements warrants an impairment write-down or a valuation reserve to be established. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by third-party sources, when available. When third-party information is not available, valuation adjustments are estimated by management primarily through the use of internal discounted cash flow analyses.

The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other notes to the consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, estimates and assumptions underlying those amounts, management has identified the determination of the allowance for loan losses, accounting for loans acquired in business combinations, pension plan accounting, income and other taxes, the evaluation of goodwill impairment and fair value measurements to be the accounting areas that require the most subjective or complex judgments, and as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Management reviews its critical accounting policies with the Audit Committee of the board of directors at least annually.

Allowance for Loan Losses

The allowance for loan losses (allowance) is calculated with the objective of maintaining a reserve sufficient to absorb inherent loan losses in the loan portfolio. The loan portfolio represents the largest asset type on the consolidated statements of financial position. The determination of the amount of the allowance is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected cash flows and collateral values on impaired loans, estimated losses on commercial, real estate commercial, real estate construction and land development loans and on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The principal assumption used in deriving the allowance is the estimate of a loss percentage for each type of loan. In determining the allowance and the related provision for loan losses, the Corporation considers four principal elements: (i) specific impairment reserve allocations (valuation allowances) based upon probable losses identified during the review of impaired commercial, real estate commercial, real estate construction and land development loan portfolios, (ii) allocations established for adversely-rated commercial, real estate commercial, real estate construction and land development loans and nonaccrual real estate residential and consumer loans, (iii) allocations on all other loans based principally on the most recent three years of historical loan loss experience and loan loss trends, and (iv) an unallocated allowance based on the imprecision in the overall allowance methodology. It is extremely difficult to accurately measure the amount of losses that are inherent in the Corporation’s loan portfolio. The Corporation uses a defined methodology to quantify the necessary allowance and related provision for loan losses, but there can be no assurance that the methodology will successfully identify and estimate all of the losses that are inherent in the loan portfolio. As a result, the Corporation could record future provisions for loan losses that may be significantly different than the levels that have been recorded in the three-year period ended December 31, 2010. Notes 1 and 4 to the consolidated financial statements further describe the methodology used to determine the allowance. In addition, a discussion of the factors driving changes in the amount of the allowance is included under the subheading “Allowance for Loan Losses” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Corporation has a loan review function that is independent of the loan origination function and that reviews management’s evaluation of the allowance at least annually. The Corporation’s loan review function performs a detailed credit quality review at least annually on commercial, real estate commercial, real estate construction and land development loans, particularly focusing on larger balance loans and loans that have deteriorated below certain levels of credit risk.

Accounting for Loans Acquired in Business Combinations

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30), provides the GAAP guidance for accounting for loans acquired in a business combination that have experienced a deterioration of credit quality from origination to acquisition for which it is probable that the investor will be unable to collect all contractually required payments receivable, including both principal and interest.

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be impaired. In the assessment of credit quality deterioration, the Corporation must make numerous assumptions, interpretations and judgments using internal and third-party credit quality information to determine whether it is probable that the Corporation will be able to collect all contractually required payments. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccrual status, recent borrower credit scores and loan-to-value percentages. Those loans that qualify under ASC 310-30 are recorded at fair value at acquisition, which involves estimating the expected cash flows to be received. Accordingly, the associated allowance for loan losses related to these loans is not carried over at the acquisition date. ASC 310-30 also allows investors to aggregate loans acquired into loan pools that have common risk characteristics and thereby use a composite interest rate and expectation of cash flows to be collected for the loan pools. The Corporation understands, as outlined in the American Institute of Certified Public Accountants’ open letter to the Office of the Chief Accountant of the SEC dated December 18, 2009 and pending further standard setting, that for acquired loans that do not meet the scope criteria of ASC 310-30, a company may elect to account for such acquired loans pursuant to the provisions of either ASC 310-20, Nonrefundable Fees and Other Costs, or ASC 310-30. The Corporation elected to apply ASC 310-30 by analogy to loans acquired in the OAK transaction that were determined not to have deteriorated credit quality, and therefore, did not meet the scope criteria of ASC 310-30. Accordingly, the Corporation will follow the accounting and disclosure guidance of ASC 310-30 for these loans.

The excess of cash flows of a loan, or pool of loans, expected to be collected over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan, or pool of loans, on a level-yield basis. The difference between the contractually required payments of a loan, or pool of loans, and the cash flows expected to be collected at acquisition, considering the impact of prepayments and estimates of future credit losses expected to be incurred over the life of the loan, or pool of loans, is referred to as the nonaccretable difference.

Subsequent to acquisition, the Corporation is required to quarterly evaluate its estimates of cash flows expected to be collected. These evaluations require the continued usage of key assumptions and estimates, similar to the initial estimate of fair value. Given the current economic environment, the Corporation must apply judgment to develop its estimates of cash flows for acquired loans given the impact of changes in property values, default rates, loss severities and prepayment speeds. Decreases in the estimates of expected cash flows will generally result in a charge to the provision for loan losses and a resulting increase to the allowance for loan losses. Increases in the estimates of expected cash flows will generally result in adjustments to the accretable yield which will increase amounts recognized in interest income in subsequent periods. Disposals of loans, which may include sales of loans to third parties, receipt of payments in full or in part by the borrower and foreclosure of the collateral, result in removal of the loan from the acquired loan portfolio at its carrying amount. As a result of the significant amount of judgment involved in estimating future cash flows expected to be collected for acquired loans, the adequacy of the allowance for loan losses is particularly sensitive to changes due to decreases in expected cash flows resulting from changes in loan credit quality.

Acquired loans that were classified as nonperforming loans prior to being acquired are not classified as nonperforming at acquisition because the loans are recorded in pools at fair value based on the principal and interest the Corporation expects to collect on such loans. Accordingly, at the acquisition date, the Corporation expects to fully collect the carrying value of acquired loans. Judgment is required to classify acquired loans as performing and is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected, even if the loans are contractually past due.

Loans acquired in the acquisition of OAK (“acquired loans”) were initially recorded at fair value without a carryover of OAK’s allowance for loan losses. The calculation of fair value of the acquired loans entailed estimating the amount and timing of cash flows attributable to both principal and interest expected to be collected on such loans and then discounting those cash flows at market interest rates. The Corporation aggregated acquired loans into 14 pools based upon common risk characteristics and estimated the cash flows expected to be collected at acquisition using its internal credit risk grading model, interest rate risk and prepayment models, which incorporated its best estimate of current key assumptions, such as property values, default rates, loss severity and prepayment speeds. The fair value of the acquired loans included discounts attributable to both credit quality and market interest rates, which were recorded as a reduction of the loans’ outstanding principal balance at the acquisition date. Upon acquisition, the acquired loan portfolio had contractually required principal and interest payments of $683 million and $97 million, respectively, expected principal and interest cash flows of $636 million and $88 million, respectively, and a fair value of $627 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $56 million at the acquisition date, with $47 million attributable to expected credit losses. The difference between the expected cash flows and the fair value represents the accretable yield, which totaled $97 million at the acquisition date.

Pension Plan Accounting

The Corporation has a defined benefit pension plan for certain salaried employees. Effective June 30, 2006, benefits under the defined benefit pension plan were frozen for approximately two-thirds of the Corporation’s salaried employees as of that date. Pension benefits continued unchanged for the remaining salaried employees. At December 31, 2010, 257 employees, or 16% of total employees, on a full-time equivalent basis, were earning pension benefits under the defined benefit pension plan. The Corporation’s pension benefit obligations and related costs are calculated using actuarial concepts and measurements. Benefits under the plan are based on years of vested service, age and amount of compensation. Assumptions are made concerning future events that will determine the amount and timing of required benefit payments, funding requirements and pension expense.

The key actuarial assumptions used in the pension plan are the discount rate and long-term rate of return on plan assets. These assumptions have a significant effect on the amounts reported for net periodic pension expense, as well as the respective benefit obligation amounts. The Corporation evaluates these critical assumptions annually.

At December 31, 2010, 2009 and 2008, the Corporation calculated the discount rate for the pension plan using the results from a bond matching technique, which matched cash flows of the pension plan against a portfolio of bonds of Aa quality to determine the discount rate. At December 31, 2010, 2009 and 2008, the discount rate was established at 5.65%, 6.15% and 6.50%, respectively, to reflect market interest rate conditions.

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

December 31,
	2010	2009	2008

Equity securities	6% – 9%	7% – 9%	7% – 8%
Debt securities	3% – 7%	4% – 6%	4% – 6%
Other	2% – 3%	2% – 5%	2% – 5%

The assumed long-term return on pension plan assets is developed through an analysis of forecasted rates of return by asset class and forecasted asset allocations. It is used to compute the subsequent year’s expected return on assets, using the “market-related value” of pension plan assets. The difference between the expected return and the actual return on pension plan assets during the year is either an asset gain or loss, which is deferred and amortized over future periods when determining net periodic pension expense. The Corporation’s projection of the long-term return on pension plan assets was 7% in 2010, 2009 and 2008.

Other assumptions made in the pension plan calculations involve employee demographic factors, such as retirement patterns, mortality, turnover and the rate of compensation increase.

The key actuarial assumptions that will be used to calculate pension expense in 2011 for the defined benefit pension plan are a discount rate of 5.65%, a long-term rate of return on pension plan assets of 7% and a rate of compensation increase of 3.50%. Pension expense in 2011 is expected to be approximately $0.7 million, a decrease of approximately $0.1 million from 2010. In 2011, a decrease in the discount rate of 50 basis points was estimated to increase pension expense by $0.4 million, while an increase of 50 basis points was estimated to decrease pension expense by the same amount.

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

The Corporation accounts for its defined benefit pension and other postretirement plans in accordance with FASB ASC Topic 715, Compensation-Retirement Benefits, which requires companies to recognize the over- or under-funded status of a plan as an asset or liability as measured by the difference between the fair value of the plan assets and the projected benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). The impact of pension plan accounting on the statements of financial position at December 31, 2010 and 2009 is further discussed in Note 16 to the consolidated financial statements.

Income and Other Taxes

The Corporation is subject to the income and other tax laws of the United States and the State of Michigan. These laws are complex and are subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provisions for income and other taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations and case law. In the process of preparing the Corporation’s tax returns, management attempts to make reasonable interpretations of applicable tax laws. These interpretations are subject to challenge by the taxing authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving regulations and case law.

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

On a quarterly basis, management assesses the reasonableness of its effective federal tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on an annual basis, or more frequently, if warranted by business events or circumstances. Reserves for uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations or audits. As of December 31, 2010 and 2009, there were no federal income tax reserves recorded for uncertain tax positions.

Goodwill

At December 31, 2010, the Corporation had $113.4 million of goodwill, which was originated through the acquisition of various banks and bank branches, recorded on the consolidated statement of financial position. Goodwill is not amortized, but rather is tested by management annually for impairment, or more frequently if triggering events occur and indicate potential impairment, in accordance with FASB ASC Topic 350-20, Goodwill. The Corporation’s goodwill impairment assessment is reviewed annually, as of September 30, by an independent third-party appraisal firm utilizing the methodology and guidelines established in GAAP, including assumptions regarding the valuation of Chemical Bank.

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

The income approach uses valuation techniques to convert future amounts (cash flows or earnings) to a single, discounted amount. The income approach includes present value techniques, option-pricing models, such as the Black-Scholes formula and lattice models, and the multi-period excess-earnings method. In the valuation of Chemical Bank, the income approach utilized the discounted cash flow method based upon a forecast of growth and earnings. Cash flows are measured by using projected earnings, projected dividends and dividend paying capacity over a five-year period. In addition to estimating periodic cash flows, an estimate of residual value is determined through the capitalization of earnings. The income approach assumed cost savings and earnings enhancements that a strategic acquiror would likely implement based upon typical participant assumptions of market transactions. The discount rate is critical to the discounted cash flow analysis. The discount rate reflects the risk of uncertainty associated with the cash flows and a rate of return that investors would require from similar investments with similar risks. At the valuation date of September 30, 2010, a discount rate of 14% was utilized in the income approach.

The market approach uses observable prices and other relevant information that are generated by market transactions involving identical or comparable assets or liabilities. The fair value measure is based on the value that those transactions indicate utilizing both financial and operating characteristics of the acquired companies. Two of the more significant financial ratios analyzed in completed transactions included price to latest twelve months earnings and price to tangible book value. At the valuation date of September 30, 2010, the market approach utilized a price to latest twelve months earnings ratio of 35 times and a price to tangible book value of 145%.

The fair value of Chemical Bank was determined to be slightly above the income approach and within the range of values in the market approach value range. The results of the valuation analysis concluded that the fair value of Chemical Bank was greater than its book value, including goodwill, and thus no goodwill impairment was evident at the valuation date of September 30, 2010. The weighted average of the fair values determined under the income and market approaches was a discount compared to the market capitalization of the Corporation at the valuation date. The Corporation is publicly traded and, therefore, the price per share of its common stock as reported on The Nasdaq Stock Market® establishes the marketable minority value. Given the volatility of the financial markets, particularly in the equity markets in 2010, it is management’s opinion that the marketable minority value does not always represent the fair value of the reporting unit as a whole and that an adjustment to the marketable minority value for the acquiror’s control is generally considered in the assessment of fair value. The Corporation determined that no triggering events occurred that indicated potential impairment of goodwill from the valuation date through December 31, 2010. The Corporation believes that the assumptions utilized were reasonable. However, the Corporation could incur impairment charges related to goodwill in the future due to changes in financial results or other matters that could affect the valuation assumptions.

Fair Value Measurements

The Corporation determines the fair value of its assets and liabilities in accordance with ASC 820. ASC 820 establishes a standard framework for measuring and disclosing fair value under GAAP. A number of valuation techniques are used to determine the fair value of assets and liabilities in the Corporation’s financial statements. The valuation techniques include quoted market prices for investment securities, appraisals of real estate from independent licensed appraisers and other valuation techniques. Fair value measurements for assets and liabilities where limited or no observable market data exists are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the valuation results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment are recognized in the income statement under the framework established by GAAP. See Note 13 to the Corporation’s consolidated financial statements for more information on fair value measurements.

PENDING ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements and Disclosures:  In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires reporting entities to make new disclosures about recurring and nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements, on a gross basis, in the reconciliation of Level 3 fair value measurements. ASU 2010-06 also requires disclosure of fair value measurements by “class” instead of by “major category” as well as any changes in valuation techniques used during the reporting period. For disclosures of Level 1 and Level 2 activity, fair value measurements by “class” and changes in valuation techniques, ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with disclosures for previous comparative periods prior to adoption not required. The adoption of this portion of ASU 2010-06 on January 1, 2010 did not have a material impact on the Corporation’s consolidated financial condition or results of operations. For the reconciliation of Level 3 fair value measurements, ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this portion of ASU 2010-06 on January 1, 2011 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

Goodwill Impairment Testing:  In December 2010, the FASB issued ASU No. 2010-28, Intangibles (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 provides guidance on (i) the circumstances under which step 2 of the goodwill impairment test must be performed for reporting units with zero or negative carrying amounts, and (ii) the qualitative factors to be taken into account when performing step 2 in determining whether it is more likely than not that an impairment exists. ASU 2010-28 is effective for public entities with fiscal years beginning after December 15, 2010, with early adoption prohibited. Upon initial application, all entities having reporting units with zero or negative carrying amounts are required to assess whether it is more likely than not that impairment exists and any resulting goodwill impairment should be recognized as a cumulative-effect adjustment to opening retained earnings in the period of adoption. The adoption of ASU 2010-28 on January 1, 2011 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

Pro Forma Disclosure Requirements for Business Combinations:  In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29). ASU 2010-29 clarifies that pro forma revenue and earnings for a business combination occurring in the current year should be presented as though the business combination occurred as of the beginning of the year or, if comparative financial statements are presented, as though the business combination took place as of the beginning of the comparative year. ASU 2010-29 also amends existing guidance to expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring adjustments directly attributable to the business combination included in the pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations consummated on or after the start of the first annual reporting period beginning after December 15, 2010, with early adoption permitted. The adoption of ASU 2010-29 on January 1, 2011 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

Deferral of Troubled Debt Restructuring Disclosures:  In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (ASU 2011-01). For public entities, ASU 2011-01 delays the effective date for certain disclosures about loans modified under troubled debt restructurings included in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20). The new effective date for the loans modified under troubled debt restructuring disclosures will be concurrent with the effective date of FASB’s proposed ASU, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. ASU 2011-01 does not change the effective date for other disclosures required by public entities in ASU 2010-20. The adoption of ASU 2011-01 once effective is not expected to have a material impact on the Corporation’s consolidated financial condition or results of operations.

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

NET INCOME

Net income in 2010 was $23.1 million, or $0.88 per diluted share, compared to net income in 2009 of $10.0 million, or $0.42 per diluted share, and net income in 2008 of $19.8 million, or $0.83 per diluted share. Net income in 2010 represented a 131% increase from 2009 net income, while 2009 net income represented a 50% decrease from 2008 net income. Net income per share in 2010 was 110% more than in 2009, while net income per share in 2009 was 49% less than in 2008. The increases in net income and net income per share in 2010, compared to 2009, were primarily attributable to a decrease in the provision for loan losses and the acquisition of OAK. The decreases in net income and net income per share in 2009, compared to 2008, were primarily attributable to increases in the provision for loan losses and operating expenses.

The Corporation’s return on average assets was 0.47% in 2010, 0.25% in 2009 and 0.52% in 2008. The Corporation’s return on average shareholders’ equity was 4.3% in 2010, 2.1% in 2009 and 3.9% in 2008.

ASSETS

Total assets were $5.25 billion at December 31, 2010, an increase of $1.00 billion, or 23%, from total assets at December 31, 2009 of $4.25 billion. Average assets were $4.91 billion during 2010, an increase of $847.1 million, or 21%, from average assets during 2009 of $4.07 billion. Average assets were $4.07 billion during 2009, an increase of $281.6 million, or 7%, from average assets during 2008 of $3.78 billion. The increases in total assets and average assets during 2010 were primarily attributable to the acquisition of OAK.

INVESTMENT SECURITIES

Information about the Corporation’s investment securities portfolio is summarized in Tables 1 and 2. The following table summarizes the maturities and yields of the carrying value of investment securities by investment category and fair value by investment category, at December 31, 2010:

TABLE 1. MATURITIES AND YIELDS* OF INVESTMENT SECURITIES AT DECEMBER 31, 2010

	Maturity**
			After One		After Five				Total
	Within		but Within		but Within		After		Carrying		Total
	One Year		Five Years		Ten Years		Ten Years		Value		Fair
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Value
	(Dollars in thousands)

Available-for-Sale:
Government sponsored agencies	$64,067	1.22%	$45,942	1.18%	$5,583	1.83%	$1,929	0.91%	$117,521	1.23%	$117,521
State and political subdivisions	1,053	5.21	8,819	4.17	33,408	5.71	2,766	5.92	46,046	5.42	46,046
Residential mortgage-backed securities	50,713	2.29	56,799	2.97	9,352	4.40	20,071	4.46	136,935	3.03	136,935
Collateralized mortgage obligations***	81,020	0.91	112,337	0.88	22,481	1.75	18,083	1.62	233,921	1.03	233,921
Corporate bonds	6,994	0.88	35,753	2.58	—	—	—	—	42,747	2.31	42,747
Preferred stock	—	—	—	—	—	—	1,440	5.59	1,440	5.59	1,440

Total Investment Securities Available-for-Sale	203,847	1.37	259,650	1.74	70,824	3.98	44,289	3.28	578,610	2.00	578,610

Held-to-Maturity:
State and political subdivisions	18,259	4.10	65,394	4.23	50,290	4.75	20,957	6.55	154,900	4.70	155,248
Trust preferred securities	—	—	—	—	—	—	10,500	3.88	10,500	3.88	3,940

Total Investment Securities Held-to-Maturity	18,259	4.10	65,394	4.23	50,290	4.75	31,457	5.66	165,400	4.64	159,188

Total Investment Securities	$222,106	1.59%	$325,044	2.24%	$121,114	4.30%	$75,746	4.27%	$744,010	2.59%	$737,798

*	Yields are weighted by amount and time to contractual maturity, are on a taxable equivalent basis using a 35% federal income tax rate and are based on carrying value.

**	Residential mortgage-backed securities and collateralized mortgage obligations (CMOs) are based on scheduled principal maturity. All other investment securities are based on final contractual maturity.

***	Yields disclosed are actual yields at December 31, 2010. The majority of the CMOs are variable rate financial instruments.

The following table summarizes the carrying value of investment securities at December 31, 2010, 2009 and 2008:

TABLE 2. SUMMARY OF INVESTMENT SECURITIES

	December 31,
	2010	2009	2008
	(In thousands)

Available-for-Sale:
U.S. Treasury	$—	$—	$21,494
Government sponsored agencies	117,521	191,985	172,234
State and political subdivisions	46,046	3,562	4,552
Residential mortgage-backed securities	136,935	154,205	169,214
Collateralized mortgage obligations	233,921	223,758	37,285
Corporate bonds	42,747	19,011	45,168
Preferred stock	1,440	—	—

Total Investment Securities Available-for-Sale	578,610	592,521	449,947

Held-to-Maturity:
Government sponsored agencies	—	—	1,007
State and political subdivisions	154,900	120,447	85,495
Residential mortgage-backed securities	—	350	509
Trust preferred securities	10,500	10,500	10,500

Total Investment Securities Held-to-Maturity	165,400	131,297	97,511

Total Investment Securities	$744,010	$723,818	$547,458

The carrying value of investment securities at December 31, 2010 totaled $744.0 million, an increase of $20.2 million, or 2.8%, from investment securities at December 31, 2009 of $723.8 million. The increase in investment securities was attributable to the acquisition of OAK’s investment securities portfolio, which was partially offset by the Corporation not reinvesting all of its maturing investment securities. At December 31, 2010, the Corporation’s investment securities portfolio consisted of $117.5 million in government sponsored agency debt obligations comprised primarily of senior bonds that were issued by the twelve regional Federal Home Loan Banks that make up the Federal Home Loan Bank System (FHLBanks); $201.0 million in state and political subdivisions debt obligations comprised primarily of general debt obligations of issuers primarily located in the State of Michigan; $136.9 million in residential mortgage-backed securities comprised primarily of fixed rate instruments backed by a U.S. government agency (Government National Mortgage Association) or government sponsored enterprises (Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal National Mortgage Association (Fannie Mae)); $233.9 million of collateralized mortgage obligations comprised primarily of variable rate instruments with average maturities of less than three years backed by the same U.S. government agency and government sponsored enterprises as the residential mortgage-backed securities; $42.8 million in corporate bonds comprised primarily of debt obligations of large national financial organizations; preferred stock securities of $1.4 million comprised of preferred stock securities of two large banks; and $10.5 million of trust preferred securities (TRUPs) comprised primarily of a 100% interest in a TRUP of a small non-public bank holding company in Michigan.

The acquisition of OAK increased the Corporation’s investment securities portfolio by $69.6 million at the acquisition date and slightly changed the mix of the investment securities portfolio by increasing the amount of state and political subdivisions investment securities by $46.3 million, of which $46.0 million remained at December 31, 2010 in the available-for-sale portfolio. In addition, the preferred stock securities of $1.4 million at December 31, 2010 were acquired in the OAK acquisition. The Corporation has re-invested a portion of funds from maturing government sponsored agencies and residential mortgage-backed securities in 2010 into state and political subdivisions investment securities, as opportunities in local municipal markets remained available due to a reduction in demand nationally for local municipal securities. State and political subdivisions investment securities, which consist primarily of issuers located in the State of Michigan and are general obligations of the issuers, totaled $201.0 million, or 27.0%, of investment securities at December 31, 2010, compared to $124.0 million, or 17.1%, of investment securities at December 31, 2009. The Corporation also invested maturing funds from its investment securities portfolio into corporate bonds during 2010 due to an improvement in that market related to credit risk. The corporate bond portfolio totaled $42.7 million, or 5.7% of investment securities, at December 31, 2010, compared to $19.0 million, or 2.6% of investment securities, at December 31, 2009. The remaining investment securities that matured in 2010 were primarily held in interest bearing deposits at the Federal Reserve Bank of Chicago (FRB) due to the lack of investment options that meet the Corporation’s investment strategy, which is primarily centered on investing in relatively short-term investment securities with average maturities of two years or less or variable rate investment securities with limited exposure to credit risk.

The Corporation records all investment securities in accordance with FASB ASC Topic 320, Investments-Debt and Equity Securities (ASC 320), under which the Corporation is required to assess equity and debt securities that have fair values below their amortized cost basis to determine whether the decline (impairment) is other-than-temporary. An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination.

Effective April 1, 2009, in accordance with FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (later codified in ASC 320), if the Corporation intends to sell a security or it is more-likely- than-not that the Corporation will be required to sell the security prior to the recovery of its amortized cost, an other-than-temporary impairment (OTTI) write down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If the Corporation does not intend to sell a security and it is not more-likely-than-not that the Corporation would be required to sell a security before the recovery of its amortized cost basis, then the recognition of the impairment is bifurcated. For a security where the impairment is bifurcated, the impairment is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. Prior to April 1, 2009, all declines in fair value deemed to be other-than-temporary were reflected in earnings as realized losses. In assessing whether OTTI exists, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the potential for impairments in an entire industry or sub-sector and (iv) the potential for impairments in certain economically depressed geographical locations.

The Corporation’s investment securities portfolio with a carrying value of $744.0 million at December 31, 2010, had gross impairment of $9.4 million at that date. Management believed that the unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates on the investment securities and market illiquidity and not as a result of credit-related issues. Accordingly, at December 31, 2010, the Corporation believed the impairment in its investment securities portfolio was temporary in nature and, therefore, no impairment loss was realized in the Corporation’s consolidated statement of income for 2010.

However, due to market and economic conditions, OTTI may occur as a result of material declines in the fair value of investment securities in the future. A further discussion of the assessment of potential impairment and the Corporation’s process that resulted in the conclusion that the impairment was temporary in nature follows.

At December 31, 2010, the Corporation’s investment securities portfolio included government sponsored agencies securities with gross impairment of $0.04 million, state and political subdivisions securities with gross impairment of $1.99 million, residential mortgage-backed securities and collateralized mortgage obligations, combined, with gross impairment of $0.38 million, corporate bonds with gross impairment of $0.47 million and trust preferred securities with gross impairment of $6.56 million. The amortized costs and fair values of investment securities are disclosed in Note 3 to the consolidated financial statements.

The government sponsored agencies securities, included in the available-for-sale investment securities portfolio, had an amortized cost totaling $117.2 million, with gross impairment of $0.04 million, at December 31, 2010. This gross impairment was attributable to impaired government sponsored agencies securities with an amortized cost of $20.2 million. All of the impaired investment securities are backed by the full faith and credit of the U.S. government. The Corporation determined that the impairment on these investment securities was attributable to the recent increase in interest rates for these investments and was temporary in nature at December 31, 2010. At December 31, 2010, the Corporation’s government sponsored agencies securities included $48.9 million of senior bonds at fair value that were issued by the twelve FHLBanks. There was no impairment in these FHLBanks’ investment securities at December 31, 2010. FHLBanks are government-sponsored enterprises created by Congress to ensure access to low-cost funding for their member financial institutions. FHLBanks overall experienced declines in profitability during the fourth quarter of 2008 and first quarter of 2009, primarily due to a number of the FHLBanks incurring significant OTTI losses on their portfolios of private-label residential mortgage-backed securities and home equity loans due to the dramatic decline in interest rates that occurred in 2008. However, the capital of FHLBanks improved throughout 2009 and by September 30, 2009, the FHLBanks were categorized as well-capitalized under applicable regulatory requirements and continued to be well-capitalized in 2010.

The state and political subdivisions securities, included in the available-for-sale and the held-to-maturity investment securities portfolios, had an amortized cost totaling $200.9 million, with gross impairment of $1.99 million, at December 31, 2010. The majority of these investment securities are from issuers primarily located in the State of Michigan and are general obligations of the issuer, meaning that the Corporation has the first claim on taxes collected for the repayment of the investment securities. The gross impairment of $1.99 million at December 31, 2010 was attributable to $77.7 million of investment securities at amortized cost, with two-thirds of these investment securities maturing beyond 2013. The Corporation determined that the impairment of $1.99 million at December 31, 2010 was attributable to the recent change in market interest rates for these investment securities and the market’s perception of the Michigan economy causing illiquidity in the market for these investment securities. The Corporation determined that the impairment on these investment securities at December 31, 2010 was temporary in nature.

The residential mortgage-backed securities and collateralized mortgage obligations, included in the available-for-sale investment securities portfolio, had a combined amortized cost of $365.9 million, with gross impairment of $0.38 million, at December 31, 2010. Virtually all of the impaired investment securities in these two categories are backed by a guarantee of a U.S. government agency or government sponsored enterprise and are AAA rated. The Corporation assessed the impairment on these investment securities and determined that the impairment was attributable to the low level of market interest rates and the volatility of prepayment speeds and that the impairment on these investment securities at December 31, 2010 was temporary in nature.

At December 31, 2010, the Corporation’s corporate bond portfolio, included in the available-for-sale investment securities portfolio, had an amortized cost of $43.1 million, with gross impairment of $0.47 million. All of the corporate bonds held at December 31, 2010 were of an investment grade, except a single issue investment security of Lehman Brothers Holdings Inc. (Lehman) and a corporate bond of American General Finance Corporation (AGFC). During the third quarter of 2008, the Corporation recognized an OTTI loss of $0.4 million related to the write-down of the Lehman bond to fair value as the impairment was deemed to be other-than-temporary and entirely credit related. The Corporation’s remaining amortized cost of the Lehman bond was less than $0.1 million at December 31, 2010. AGFC was a wholly-owned subsidiary of Fortress Investment Group, LLC, which was rated BBB by Fitch at December 31, 2010. AGFC had previously been owned by American General Finance Inc. (AGFI), which was wholly-owned indirectly by American International Group (AIG). At December 31, 2010, the AGFC corporate bond had an amortized cost of $2.5 million with gross impairment of $0.15 million and a maturity date of December 15, 2011. At December 31, 2010, the Corporation’s assessment was that it was probable that it would collect all of the contractual amounts due on the AGFC corporate bond. The impairment at December 31, 2010 on the AGFC corporate bond of $0.15 million improved from $0.46 million of impairment at December 31, 2009. Ratings from Moody’s, Standard & Poor’s and Fitch were B2, BB+ and BB, respectively, at December 31, 2010. The investment grade ratings obtained for the balance of the corporate bond portfolio, with a gross impairment of $0.32 million at December 31, 2010, indicated that the obligors’ capacities to meet their financial commitments was “strong.” The Corporation assessed the gross impairment of $0.47 million on the corporate bond portfolio at December 31, 2010 and determined that the impairment was attributable to the low level of market interest rates, and not due to credit-related issues, and that the impairment on the corporate bond portfolio at December 31, 2010 was temporary in nature.

At December 31, 2010, the Corporation held two TRUPs in the held-to-maturity investment securities portfolio, with a combined amortized cost of $10.5 million that had gross impairment of $6.56 million. One TRUP, with an amortized cost of $10.0 million, represented a 100% interest in a TRUP of a small non-public bank holding company in Michigan that was purchased in the second quarter of 2008. At December 31, 2010, the Corporation determined that the fair value of this TRUP was $3.80 million. The second TRUP, with an amortized cost of $0.5 million, represented a 10% interest in the TRUP of another small non-public bank holding company in Michigan. At December 31, 2010, the Corporation determined the fair value of this TRUP was $0.14 million. The fair value measurements of the two TRUP investments were developed based upon market pricing observations of much larger banking institutions in an illiquid market adjusted by risk measurements. The fair values of the TRUPs were based on calculations of discounted cash flows, and further based upon both observable inputs and appropriate risk adjustments that market participants would make for performance, liquidity and issuer specifics. See the additional discussion of the development of the fair values of the TRUPs in Note 3 to the consolidated financial statements.

Management reviewed financial information of the issuers of the TRUPs at December 31, 2010. Based on this review, the Corporation concluded that the significant decline in fair values of the TRUPs, compared to their amortized cost, was not attributable to materially adverse conditions specifically related to the issuers. The issuer of the $10.0 million TRUP reported net income in each of the three years ended December 31, 2010. At December 31, 2010, the issuer was categorized as well-capitalized under applicable regulatory requirements and had a liquidity position which included over $100 million in investment securities held as available-for-sale. Based on the Corporation’s analysis at December 31, 2010, it was the Corporation’s opinion that this issuer appeared to be a financially sound financial institution with sufficient liquidity to meet its financial obligations in 2011. This TRUP is not independently rated. Bank industry ratings as of September 30, 2010, obtained from Bauer Financial at www.bauerfinancial.com (Bauer) for subsidiaries of this issuer were rated good and excellent. Common stock cash dividends were paid throughout 2010 and 2009 by the issuer and the Corporation understands that the issuer’s management anticipates cash dividends to continue to be paid in the future. All scheduled interest payments on this TRUP were made on a timely basis in 2009 and 2010. The principal of $10.0 million of this TRUP matures in 2038, with interest payments due quarterly.

Based on the information provided by the issuer of the $10.0 million TRUP, it was the Corporation’s opinion that, as of December 31, 2010, there had been no material adverse changes in the issuer’s financial performance since the TRUP was issued and purchased by the Corporation and no indication that any material adverse trends were developing that would suggest that the issuer would be unable to make all future principal and interest payments under the TRUP. Further, based on the information provided by the issuer, the issuer appeared to be a financially viable financial institution with both the credit quality and liquidity necessary to meet its financial obligations in 2011. At December 31, 2010, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer or its subsidiaries. In reviewing all available information regarding the issuer, including past performance and its financial and liquidity position, it was the Corporation’s opinion that the future cash flows of the issuer supported the carrying value of the TRUP at its original cost of $10.0 million at December 31, 2010. While the total fair value of the TRUP was $6.2 million below the Corporation’s amortized cost at December 31, 2010, it was the Corporation’s assessment that, based on the overall financial condition of the issuer, the impairment was temporary in nature at December 31, 2010.

The issuer of the $0.5 million TRUP reported a net loss in 2010 that was significantly greater than a small net loss reported in 2009. At December 31, 2010, the issuer was categorized as well-capitalized under applicable regulatory requirements and its subsidiary bank was rated adequate by Bauer based on September 30, 2010 financial data. All scheduled interest payments on this TRUP were made on a timely basis in 2010 and 2009. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly. At December 31, 2010, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer of this TRUP or any subsidiary. In reviewing all financial information regarding the $0.5 million TRUP, it was the Corporation’s opinion that the carrying value of this TRUP at its original cost of $0.5 million was supported by the issuer’s financial position at December 31, 2010, even though the fair value of the TRUP was $0.3 million below the Corporation’s amortized cost at December 31, 2010. It was the Corporation’s assessment that the impairment was temporary in nature at December 31, 2010.

At December 31, 2010, the Corporation expected to fully recover the entire amortized cost basis of each impaired investment security in its investment securities portfolio at that date. Furthermore, at December 31, 2010, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more likely-than-not that the Corporation would not have to sell any of its impaired investment securities before a full recovery of amortized cost. However, there can be no assurance that OTTI losses will not be recognized on the TRUPs or on any other investment security in the future.

The Corporation did not realize any investment securities impairment losses in 2010 or 2009. In 2008, the Corporation recorded a $0.4 million loss related to the write-down of a specific investment debt security to fair value as the impairment was deemed to be other-than-temporary in nature and entirely credit related.

LOANS

Chemical Bank is a full-service commercial bank and, therefore, the acceptance and management of credit risk is an integral part of the Corporation’s business. At December 31, 2010, the Corporation’s loan portfolio was $3.68 billion and consisted of loans to commercial borrowers (commercial, real estate commercial and real estate construction and land development) totaling $2.04 billion, or 55.4% of total loans, loans to borrowers for the purpose of acquiring residential real estate totaling $798 million, or 21.7% of total loans, and loans to consumer borrowers secured by various types of collateral totaling $845 million, or 22.9% of total loans, at that date. Loans at fixed interest rates comprised approximately 72% of the Corporation’s total loan portfolio at December 31, 2010, compared to 80% at December 31, 2009.

The Corporation maintains loan policies and credit underwriting standards as part of the process of managing credit risk. These standards include making loans generally only within the Corporation’s market areas. The Corporation’s lending markets generally consist of communities across the middle to southern and western sections of the lower peninsula of Michigan. The Corporation’s lending market areas do not include the southeastern portion of Michigan. The Corporation has no foreign loans or any loans to finance highly leveraged transactions. The Corporation’s lending philosophy is implemented through strong administrative and reporting controls. The Corporation maintains a centralized independent loan review function that monitors the approval process and ongoing asset quality of the loan portfolio.

Table 3 includes the composition of the Corporation’s loan portfolio, by major loan category, as of December 31, 2010, 2009, 2008, 2007 and 2006.

TABLE 3. SUMMARY OF LOANS

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Distribution of Loans:
Commercial	$818,997	$584,286	$587,554	$515,319	$545,591
Real estate commercial	1,076,971	785,675	786,404	760,399	726,554
Real estate construction and land development	142,620	121,305	119,001	134,828	145,933
Real estate residential	798,046	739,380	839,555	838,545	835,263
Consumer installment and home equity	845,028	762,514	649,163	550,343	554,319

Total loans	$3,681,662	$2,993,160	$2,981,677	$2,799,434	$2,807,660

Table 4 presents the maturity distribution of commercial, real estate commercial and real estate construction and land development loans. These loans totaled $2.04 billion and represented 55% of total loans at December 31, 2010. The percentage of these loans maturing within one year was 41% at December 31, 2010, while the percentage of these loans maturing beyond five years remained low at 6% at December 31, 2010. At December 31, 2010, commercial, real estate commercial and real estate construction and land development loans with maturities beyond one year totaled $1.21 billion and were comprised of 73% of fixed interest rate loans.

TABLE 4. COMPARISON OF LOAN MATURITIES AND INTEREST SENSITIVITY (Dollars in thousands)

	December 31, 2010
	Due In
	1 Year	1 to 5	Over 5
	or Less	Years	Years	Total

Loan Maturities:
Commercial	$489,153	$268,481	$61,363	$818,997
Real estate commercial	252,301	766,320	58,350	1,076,971
Real estate construction and land development	90,892	47,333	4,395	142,620

Total	$832,346	$1,082,134	$124,108	$2,038,588

Percent of Total	41%	53%	6%	100%

	December 31, 2010
	Amount	Percent

Interest Sensitivity:
Above loans maturing after one year which have:
Fixed interest rates	$878,696	73%
Variable interest rates	327,546	27

Total	$1,206,242	100%

Total loans were $3.68 billion at December 31, 2010, an increase of $689 million, or 23%, from total loans of $2.99 billion at December 31, 2009. Total loans increased $11.5 million, or 0.4%, during 2009, from total loans of $2.98 billion at December 31, 2008. The increase in total loans during 2010 was due primarily to the loans acquired in the acquisition of OAK. In addition, during 2010, the Corporation originated $71 million of fifteen-year fixed-rate residential mortgage loans that it held in its portfolio, as opposed to selling them in the secondary market as has been its general practice. At April 30, 2010, OAK’s loan portfolio was recorded by the Corporation at its fair value of $627 million and was comprised of commercial loans totaling $191 million, real estate commercial loans totaling $294 million, real estate construction and land development loans totaling $39 million, real estate residential loans totaling $34 million and consumer installment and home equity loans totaling $69 million. A summary of the Corporation’s loan portfolio by category follows.

Commercial loans consist of loans to varying types of businesses, including municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital and operational needs and term financing of equipment. Repayment of such loans is generally provided through operating cash flows of the customer. Commercial loans are generally secured with inventory, accounts receivable, equipment, personal guarantees of the owner or other sources of repayment, although the Corporation may also obtain real estate as collateral.

Commercial loans were $819.0 million at December 31, 2010, an increase of $234.7 million, or 40.2%, from commercial loans at December 31, 2009 of $584.3 million, with the increase due primarily to the acquisition of OAK. Commercial loans decreased $3.2 million, or 0.6%, during 2009 from commercial loans at December 31, 2008 of $587.5 million. Commercial loans represented 22.2% of the Corporation’s loan portfolio at December 31, 2010, compared to 19.5% and 19.7% at December 31, 2009 and 2008, respectively.

Real estate commercial loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Real estate commercial loans were $1.08 billion at December 31, 2010, an increase of $291.3 million, or 37.1%, from real estate commercial loans at December 31, 2009 of $785.7 million, with the increase due primarily to the acquisition of OAK. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 63%, 34% and 3%, respectively, of the Corporation’s real estate commercial loans outstanding at December 31, 2010. Real estate commercial loans decreased $0.7 million, or 0.1%, during 2009 from real estate commercial loans at December 31, 2008 of $786.4 million. Real estate commercial loans represented 29.3% of the Corporation’s loan portfolio at December 31, 2010, compared to 26.2% and 26.4% at December 31, 2009 and 2008, respectively.

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

Real estate construction and land development loans are primarily originated for land development and construction of commercial properties. Land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Real estate construction loans often convert to a real estate commercial loan at the completion of the construction period; however, most land development loans are originated with the intention that the loans will be re-paid through the sale of finished properties by the developers within twelve months of the completion date. Real estate construction and land development loans were $142.6 million at December 31, 2010, an increase of

$21.3 million, or 17.6%, from real estate construction and land development loans at December 31, 2009 of $121.3 million, with the increase primarily due to the acquisition of OAK. Real estate construction and land development loans increased $2.3 million, or 1.9%, during 2009 from real estate construction and land development loans of $119.0 million at December 31, 2008. The Corporation’s land development loans totaled $53.4 million and $46.6 million at December 31, 2010 and 2009, respectively, and consisted primarily of loans to develop residential real estate. Real estate construction and land development loans represented 3.9% of the Corporation’s loan portfolio at December 31, 2010, compared to 4.1% and 4.0% at December 31, 2009 and 2008, respectively.

Real estate construction lending involves a higher degree of risk than real estate commercial lending and real estate residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates, the need to obtain a tenant or purchaser of the property if it will not be owner-occupied or the need to sell developed properties. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. The Corporation’s risk in this area has increased since early 2008 due to the recessionary economic environment within the State of Michigan. The sale of lots and units in both residential and commercial development projects remains weak, as customer demand also remains low, resulting in the inventory of unsold lots and housing units remaining high across the State of Michigan. The unfavorable economic environment in Michigan has resulted in the inability of most developers to sell their finished developed lots and units within their original expected time frames. Accordingly, few of the Corporation’s land development borrowers have sold developed lots or units since early 2008 due to the unfavorable economic environment.

The Corporation’s commercial loan portfolio, comprised of commercial, real estate commercial and real estate construction and land development loans, is well diversified across business lines and has no concentration in any one industry. The commercial loan portfolio totaling $2.04 billion at December 31, 2010 included 142 loan relationships of $2.5 million or greater. These 142 borrowing relationships totaled $747 million and represented 37% of the commercial loan portfolio at December 31, 2010. At December 31, 2010, 12 of these borrowing relationships had outstanding balances of $10 million or higher, totaling $166 million, or 8%, of the commercial loan portfolio at that date. Further, the Corporation had four loan relationships at December 31, 2010 with loan balances greater than $2.5 million and less than $10 million, totaling $32.2 million, that had unfunded credit amounts that, if advanced, could result in a loan relationship of $10 million or more.

Real estate residential loans consist primarily of one- to four-family residential loans with fixed interest rates of fifteen years or less. The Corporation generally sells fixed interest rate real estate residential loans originated with maturities of over fifteen years in the secondary market. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance. Real estate residential loans were $798.0 million at December 31, 2010, an increase of $58.7 million, or 7.9%, from real estate residential loans at December 31, 2009 of $739.4 million. The increase in real estate residential loans in 2010 was partially due to the acquisition of OAK and partially due to the Corporation electing to hold in its portfolio $71 million of fifteen-year term fixed interest rate real estate residential loans during 2010 that historically have been sold in the secondary market. Real estate residential loans decreased $100.2 million, or 11.9%, during 2009 from real estate residential loans of $839.6 million at December 31, 2008. The decrease in real estate residential loans in 2009 was attributable to both a significant decline in Michigan’s housing market due to the overall economic environment and customers refinancing adjustable rate and balloon mortgages to long-term fixed interest rate loans that the Corporation sold in the secondary market. While real estate residential loans have historically involved the least amount of credit risk in the Corporation’s loan portfolio, the risk on these loans has increased as the unemployment rate has increased and real estate property values have decreased in the State of Michigan. Real estate residential loans also include loans to consumers for the construction of single family residences that are secured by these properties. Real estate residential construction loans to consumers were $15.3 million at December 31, 2010, compared to $22.9 million at December 31, 2009 and $29.2 million at December 31, 2008. Real estate residential loans represented 21.7% of the Corporation’s loan portfolio at December 31, 2010, compared to 24.7% and 28.1% at December 31, 2009 and 2008, respectively.

The Corporation’s consumer loans consist of relatively small loan amounts to consumers to finance personal items; primarily automobiles, recreational vehicles and boats. These loans are spread across many individual borrowers, which minimizes the risk per loan transaction. Collateral values, particularly those of automobiles, recreational vehicles and boats, are negatively impacted by many factors, such as new car promotions, the physical condition of the collateral and even more significantly, overall economic conditions. Consumer loans also include home equity loans, whereby consumers utilize equity in their personal residence, generally through a second mortgage, as collateral to secure the loan.

Consumer installment and home equity loans (consumer loans) were $845.0 million at December 31, 2010, an increase of $82.5 million, or 10.8%, from consumer loans at December 31, 2009 of $762.5 million, with the increase due primarily to the acquisition of OAK. Consumer loans increased $113.4 million, or 17.5%, during 2009 from consumer loans of $649.2 million at December 31, 2008. The increase in consumer loans during 2009 was primarily attributable to an increase in indirect consumer loans, due to a combination of an increased sales effort, new technology to support indirect loan application processing and a reduction in the number of competing lenders. Indirect consumer loans include automobile, recreational vehicle and boat financing purchased from dealerships. At December 31, 2010, approximately 45% of consumer loans were secured by the borrowers’ personal residences (primarily second mortgages), 25% by automobiles, 19% by recreational vehicles, 8% by marine vehicles and the remaining 3% was mostly unsecured. Consumer loans represented 22.9% of the Corporation’s loan portfolio at December 31, 2010, compared to 25.5% and 21.8% at December 31, 2009 and 2008, respectively.

Consumer loans generally have shorter terms than residential mortgage loans, but generally involve more credit risk than real estate residential lending because of the type and nature of the collateral. The Corporation originates consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer lending collections are dependent on the borrowers’ continuing financial stability and are more likely to be affected by adverse personal situations. Overall, credit risk on these loans has increased as the unemployment rate has increased. The unemployment rate in the State of Michigan was 11.7% at December 31, 2010, down from 14.6% at December 31, 2009, although higher than 10.2% at December 31, 2008 and the national average of 9.4% at December 31, 2010. The Corporation has experienced significant increases in losses on consumer loans, with net loan losses totaling 116 basis points of average consumer loans during 2010, compared to 77 basis points of average consumer loans in 2009 and 71 basis points of average consumer loans in 2008. The credit risk on home equity loans has historically been low as property values of residential real estate have historically increased year over year. However, credit risk has increased since the beginning of 2008 as property values have declined throughout the State of Michigan, thus increasing the risk of insufficient collateral, and in many instances no collateral, as the majority of these loans are secured by a second mortgage on the borrowers’ residences.

ASSET QUALITY

Nonperforming Assets

Nonperforming assets consist of originated loans for which the accrual of interest has been discontinued, originated loans that are past due as to principal or interest by 90 days or more and are still accruing interest, originated loans which have been modified due to a decline in the credit quality of the borrower (collectively referred to as nonperforming loans or nonperforming loans of the originated portfolio) and assets obtained through foreclosures and repossessions, including foreclosed and repossessed assets acquired as a result of the OAK transaction. The Corporation transfers an originated loan that is 90 days or more past due to nonaccrual status (except for real estate residential loans that are transferred at 120 days past due), unless it believes the loan is both well-secured and in the process of collection. Accordingly, the Corporation has determined that the collection of accrued and unpaid interest on any originated loan that is 90 days or more past due (120 days or more past due on real estate residential loans) and still accruing interest is probable.

Nonperforming assets do not include acquired loans that were not performing in accordance with the loans’ contractual terms. These loans were recorded at their estimated fair value, which included estimated credit losses, at the acquisition date and are considered performing due to the application of ASC 310-30 as discussed in Note 1 to the consolidated financial statements under the subheading, Loans Acquired in a Business Combination. Accordingly, these acquired loans have been excluded from Table 5 — Nonperforming Assets.

Nonperforming assets were $175.2 million at December 31, 2010, compared to $153.3 million at December 31, 2009 and $113.3 million at December 31, 2008, and represented 3.3%, 3.6% and 2.9%, respectively, of total assets. The decrease in this ratio at December 31, 2010 compared to December 31, 2009 was attributable to the acquisition of OAK, which increased total assets $820 million at the acquisition date, with no increase in nonperforming loans, as the acquired loans were recorded at their fair value, which included a discount attributable, in part, to credit quality. It is management’s belief that the elevated levels of nonperforming assets are primarily attributable to the unfavorable economic climate within the State of Michigan, which has resulted in cash flow difficulties being encountered by many business and consumer loan customers. The unemployment rate in Michigan was 11.7% at December 31, 2010, compared to 9.4% nationwide. The Corporation’s nonperforming assets are not concentrated in any one industry or any one geographical area within Michigan, other than $10.2 million in nonperforming land development loans. At December 31, 2010, there were seven commercial loan relationships exceeding $2.5 million, totaling $24.3 million, that were in nonperforming status. Based on declines in both residential and commercial real estate appraised values due to the weakness in the Michigan economy over the past several years, management continues to evaluate and, when appropriate, discount appraised values and obtain new appraisals to compute estimated fair market values of impaired real estate secured loans and other real estate properties. Due to the economic climate within Michigan, it is management’s belief that nonperforming assets will remain at elevated levels throughout 2011.

Table 5 provides a five-year history of nonperforming assets, including the composition of nonperforming loans of the originated portfolio, by major loan category.

TABLE 5. NONPERFORMING ASSETS

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Nonaccrual loans(1):
Commercial	$16,668	$19,309	$16,324	$10,961	$4,203
Real estate commercial	60,558	49,419	27,344	19,672	9,612
Real estate construction and land development	8,967	15,184	15,310	12,979	2,552
Real estate residential	12,083	15,508	12,175	8,516	2,887
Consumer installment and home equity	4,686	7,169	5,313	3,468	985

Total nonaccrual loans	102,962	106,589	76,466	55,596	20,239
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	530	1,371	1,652	1,958	1,693
Real estate commercial	1,350	3,971	9,995	4,170	2,232
Real estate construction and land development	1,220	1,990	759	—	174
Real estate residential	3,253	3,614	3,369	1,470	1,158
Consumer installment and home equity	1,055	787	1,087	166	1,414

Total accruing loans contractually past due 90 days or more as to interest or principal payments	7,408	11,733	16,862	7,764	6,671
Loans modified under troubled debt restructurings(2):
Commercial and real estate commercial	15,057	—	—	—	—
Real estate residential	22,302	17,433	—	—	—

Total loans modified under troubled debt restructurings	37,359	17,433	—	—	—

Total nonperforming loans of the originated portfolio	147,729	135,755	93,328	63,360	26,910
Other real estate and repossessed assets(3)	27,510	17,540	19,923	11,132	8,852

Total nonperforming assets	$175,239	$153,295	$113,251	$74,492	$35,762

Nonperforming loans as a percent of total originated loans	4.72%	4.54%	3.13%	2.26%	0.96%

Nonperforming assets as a percent of total assets	3.34%	3.61%	2.92%	1.98%	0.94%

(1)	There was no interest income recognized on nonaccrual loans in 2010 while they were in nonaccrual status. During 2010, the Corporation recognized $1.1 million of interest income on these loans while they were in an accruing status. Additional interest income of $5.9 million would have been recorded during 2010 on nonaccrual loans had they been current in accordance with their original terms.

(2)	Interest income of $1.8 million was recorded in 2010 on loans modified under troubled debt restructurings.

(3)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held for sale, including properties acquired as a result of the OAK transaction.

The following schedule provides the composition of nonperforming loans of the originated portfolio, by major loan category, as of December 31, 2010 and 2009.

	December 31,
	2010		2009
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)

Commercial	$22,511	15%	$20,680	15%
Real estate commercial	71,652	49	53,390	39
Real estate construction and land development	10,187	7	17,174	13

Subtotal	104,350	71	91,244	67
Real estate residential	37,638	25	36,555	27
Consumer installment and home equity	5,741	4	7,956	6

Total nonperforming loans of originated portfolio	$147,729	100%	$135,755	100%

Total nonperforming loans of the originated portfolio at December 31, 2010 were $147.7 million, an increase of $11.9 million, or 8.8%, compared to $135.8 million at December 31, 2009. The Corporation’s nonperforming loans to commercial borrowers (commercial, real estate commercial and real estate construction and land development) of the originated portfolio, including loans modified under troubled debt restructurings, were $104.4 million at December 31, 2010, an increase of $13.2 million, or 14%, from $91.2 million at December 31, 2009. The net increase in nonperforming loans to commercial borrowers of the originated portfolio during 2010 was largely due to an increase in loans modified under troubled debt restructurings. Nonperforming loans to commercial borrowers comprised 71% of total nonperforming loans at December 31, 2010, compared to 67% at December 31, 2009. Likewise, as disclosed in Table 6, the majority of the Corporation’s net loan charge-offs during 2010 occurred within these three commercial loan categories, with 55% of net loan charge-offs during 2010 attributable to commercial borrowers, although down from 75% in 2009. Nonperforming real estate residential loans of the originated portfolio, including loans modified under troubled debt restructurings, were $37.6 million at December 31, 2010, an increase of $1.0 million, or 3.0%, from $36.6 million at December 31, 2009. Nonperforming consumer loans of the originated portfolio were $5.7 million at December 31, 2010, a decrease of $2.3 million, or 28%, from $8.0 million at December 31, 2009.

The following schedule summarizes changes in nonaccrual loans of the originated portfolio during 2010 and 2009:

	Years Ended December 31,
	2010	2009
	(In thousands)

Balance at beginning of year	$106,589	$76,466
Additions during period	85,882	124,403
Principal balances charged off	(35,845)	(36,146)
Transfers to other real estate/repossessed assets	(21,534)	(18,320)
Return to accrual status	(9,576)	(18,174)
Payments received	(22,554)	(21,640)

Balance at end of year	$102,962	$106,589

The following schedule presents data related to nonperforming commercial, real estate commercial and real estate construction and land development loans of the originated portfolio by dollar amount as of December 31, 2010 and 2009.

	December 31,
	2010		2009
	Number of		Number of
	Borrowers	Amount	Borrowers	Amount
	(Dollars in thousands)

$5,000,000 or more	1	$7,227	1	$7,532
$2,500,000 - $4,999,999	6	17,071	4	11,926
$1,000,000 - $2,499,999	18	29,246	17	28,989
$500,000 - $999,999	22	14,483	21	14,640
$250,000 - $499,999	50	18,188	40	14,042
Under $250,000	202	18,135	175	14,115

Total	299	$104,350	258	$91,244

Nonperforming commercial loans of the originated portfolio were $22.5 million at December 31, 2010, an increase of $1.8 million, or 8.9%, from $20.7 million at December 31, 2009. The nonperforming commercial loans of the originated portfolio at December 31, 2010 were not concentrated in any single industry and it is management’s belief that the increase from December 31, 2009 was primarily reflective of the unfavorable economic conditions in Michigan.

Nonperforming real estate commercial loans of the originated portfolio were $71.7 million at December 31, 2010, an increase of $18.3 million, or 34%, from $53.4 million at December 31, 2009. At December 31, 2010, the Corporation’s nonperforming real estate commercial loans of the originated portfolio were comprised of $34.6 million of loans secured by owner occupied real estate, $29.4 million of loans secured by non-owner occupied real estate and $7.7 million of loans secured by vacant land, resulting in approximately 6% of owner occupied real estate commercial loans of the originated portfolio, 12% of non-owner occupied real estate commercial loans of the originated portfolio and 29% of vacant land loans of the originated portfolio in a nonperforming status at December 31, 2010. At December 31, 2010, the Corporation’s nonperforming real estate commercial loans of the originated portfolio were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation’s market areas. The largest concentration of the $71.7 million in nonperforming real estate commercial loans of the originated portfolio at December 31, 2010 was one customer relationship totaling $6.8 million that was secured by a combination of vacant land and non-owner occupied commercial real estate. This same customer relationship had another $0.4 million included in nonperforming real estate construction and land development loans of the originated portfolio. At December 31, 2010, $11.4 million of the nonperforming real estate commercial loans of the originated portfolio were in various stages of foreclosure with 38 borrowers. Challenges remain in the Michigan economy, thus creating a difficult business environment for many lines of business across the state.

Nonperforming real estate construction and land development loans of the originated portfolio were $10.2 million at December 31, 2010, a decrease of $7.0 million, or 41%, from $17.2 million at December 31, 2009. At December 31, 2010, all of the nonperforming real estate construction and land development loans were land development loans secured primarily by residential real estate improved lots and housing units. The $10.2 million of nonperforming loans secured by land development projects represented 29% of total land development loans of the originated portfolio outstanding of $34.7 million at December 31, 2010. The economy in Michigan has adversely impacted housing demand throughout the state and, accordingly, a significant percentage of the Corporation’s residential real estate development borrowers have experienced cash flow difficulties associated with a significant decline in sales of both lots and residential real estate.

Nonperforming real estate residential loans of the originated portfolio, including loans modified under troubled debt restructurings, were $37.6 million at December 31, 2010, an increase of $1.0 million, or 3.0%, from $36.6 million at December 31, 2009. At December 31, 2010, a total of $9.7 million of nonperforming real estate residential loans of the originated portfolio were in various stages of foreclosure.

Nonperforming consumer loans of the originated portfolio were $5.7 million at December 31, 2010, a decrease of $2.3 million, or 28%, from $8.0 million at December 31, 2009. The decrease in nonperforming consumer loans during 2010 was primarily attributable to elevated levels of net loan charge-offs of consumer loans of the originated portfolio, which were $9.0 million during 2010, compared to $5.6 million during 2009.

The unfavorable economic climate in Michigan has resulted in an increasing number of both business and consumer customers with cash flow difficulties and thus the inability to maintain their loan balances in a performing status. The Corporation determined that it was probable that certain customers who were past due on their loans, if provided a reduction in their monthly payment for a limited time period, would be able to bring their loan relationship to a performing status and was believed by the Corporation to potentially result in a lower level of loan losses and loan collection costs than if the Corporation currently proceeded through the foreclosure process with these borrowers.

The Corporation’s loans modified under troubled debt restructurings-commercial and real estate commercial generally consist of allowing borrowers to defer scheduled principal payments and make interest only payments for a short period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loan’s contractual terms. The outstanding balance of these loans was $15.1 million at December 31, 2010. The Corporation does not expect to incur a loss on these loans based on its assessment of the borrowers’ expected cash flows, and accordingly, no additional provision for loan losses has been recognized related to these loans. Additionally, these loans are individually evaluated for impairment and transferred to nonaccrual status when it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the contractual terms of the loan.

The Corporation’s loans modified under troubled debt restructurings-real estate residential generally consist of reducing a borrower’s monthly payments by decreasing the interest rate charged on the loan to 3% for a specified period of time (generally 24 months). The outstanding loan balance of these loans was $22.3 million at December 31, 2010, compared to $17.4 million at December 31, 2009. All loans reported as loans modified under troubled debt restructurings-real estate residential will remain in nonperforming status until a sustained payment history has been observed. The Corporation recognized $0.6 million and $0.8 million of additional provision for loan losses during 2010 and 2009, respectively, related to impairment on these loans based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. These loans are moved to nonaccrual status when the loan becomes ninety days past due as to principal or interest and sooner if conditions warrant.

Other real estate and repossessed assets is a component of nonperforming assets that includes residential and commercial real estate and development properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and also other personal and commercial assets. Other real estate and repossessed assets were $27.5 million at December 31, 2010, an increase of $10.0 million, or 57%, from $17.5 million at December 31, 2009. The increase from December 31, 2009 was partially attributable to $2.7 million of other real estate and $0.2 million of repossessed assets acquired in the OAK acquisition at the acquisition date. The increase was also attributable to the foreclosure and transfer into other real estate of one real estate commercial loan acquired in the OAK acquisition with a carrying value of $4.3 million.

The following schedule provides the composition of other real estate and repossessed assets at December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In thousands)

Other real estate:
Vacant land	$9,149	$3,427
Commercial properties	8,604	4,160
Residential real estate properties	6,189	7,384
Residential development properties	3,035	2,277

Total other real estate	26,977	17,248
Repossessed assets	533	292

Total other real estate and repossessed assets	$27,510	$17,540

The following schedule summarizes other real estate and repossessed asset activity during 2010 and 2009:

	Years Ended December 31,
	2010	2009
	(In thousands)

Balance at beginning of year	$17,540	$19,923
Additions attributable to OAK acquisition	2,907	—
Other additions	26,429	18,320
Write-downs to fair value	(2,694)	(4,722)
Dispositions	(16,672)	(15,981)

Balance at end of year	$27,510	$17,540

The historically large inventory of real estate properties for sale across the State of Michigan has resulted in an increase in the Corporation’s carrying time and cost of holding other real estate. Consequently, the Corporation had $8.9 million in real estate properties at December 31, 2010 that had been held in excess of one year as of that date, of which $2.9 million was vacant land, $2.1 million were commercial properties, $2.6 million were residential real estate properties and $1.3 million were residential development properties. Due to the redemption period on foreclosures being relatively long in Michigan (six months to one year) and the Corporation having a significant number of nonperforming loans that were in the process of foreclosure at December 31, 2010, it is anticipated that the level of other real estate will remain at elevated levels throughout 2011. Other real estate properties are carried at the lower of cost or fair value less estimated cost to sell.

At December 31, 2010, all of the other real estate properties had been written down to fair value through a charge-off at the transfer of the loan to other real estate, a write-down recorded as an operating expense to recognize a further market value decline of the property after the initial transfer date or a recording at fair value in conjunction with the OAK acquisition. Accordingly, at December 31, 2010, the carrying value of other real estate of $27.0 million, was reflective of $35.7 million in charge-offs, write-downs or fair value adjustments, and represented 43% of the contractual loan balance remaining at the time the property was transferred to other real estate.

During 2010, the Corporation sold 185 pieces of other real estate properties for net proceeds of $14.5 million. On an average basis, the net proceeds from these sales represented 110% of the carrying value of the property at the time of sale, although the net proceeds represented 56% of the remaining loan balance at the time the Corporation received title to the properties.

As previously discussed, due to the application of ASC 310-30, nonperforming assets at December 31, 2010 did not include acquired loans totaling $21.4 million that were not performing in accordance with the loan’s original contractual terms due to a market interest yield recognized on these loans in interest income during 2010. Additionally, the risk of credit loss at the acquisition date was recognized as part of the fair value adjustment. These loans are included in the Corporation’s impaired loan schedule in Note 4 to the consolidated financial statements.

Impaired Loans

A loan is considered impaired when management determines it is probable that all of the principal and interest due will not be collected according to the original contractual terms of the loan agreement. The Corporation has determined that all of its nonaccrual loans and loans modified under troubled debt restructurings meet the definition of an impaired loan. Acquired loans that meet the definition of an impaired loan are included even though the amortization of the accretable yield results in interest income recognition on these loans. In most instances, impairment is measured based on the fair market value of the underlying collateral. It is the Corporation’s general policy to, at least annually, obtain new appraisals on impaired commercial and real estate commercial loans that are secured by real estate. At December 31, 2010, the Corporation had a current appraisal on approximately 90% of impaired loans, with 50% of these appraisals being performed during the second half of 2010. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. A portion of the allowance for loan losses may be specifically allocated to impaired loans.

Impaired loans totaled $161.7 million at December 31, 2010, an increase of $37.7 million, or 30%, compared to $124.0 million at December 31, 2009. Impaired loans increased $47.5 million, or 62%, during 2009 from $76.5 million at December 31, 2008. The increase in impaired loans during 2010 was due to increases in the amount of loans modified under troubled debt restructurings and loans acquired in the acquisition of OAK that were not performing in accordance with the loans’ contractual terms. Impaired loans at December 31, 2010 included $21.4 million of loans acquired in the OAK acquisition that were recorded at fair value at the acquisition date. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, it was determined that impaired commercial, real estate commercial and real estate construction and land development loans totaling $44.9 million at December 31, 2010 required a specific allocation of the allowance for loan losses (valuation allowance), compared to $38.2 million of impaired loans at December 31, 2009 and $30.3 million of impaired loans at December 31, 2008. The valuation allowance on these impaired loans was $15.0 million at December 31, 2010, compared to $10.5 million at December 31, 2009 and $9.2 million at December 31, 2008. At December 31, 2010 and 2009, loans modified under troubled debt restructurings-real estate residential of $22.3 million and $17.4 million, respectively, also required a valuation allowance of $0.8 million and $0.7 million, respectively. Loans modified under troubled debt restructurings-commercial and real estate commercial of $15.1 million at December 31, 2010 did not require a valuation allowance as the Corporation expects to collect the full principal and interest owed on each loan. At December 31, 2010, there was no valuation allowance required on impaired loans acquired in the OAK acquisition. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from the estimates used on these loans. A discussion of the allowance for loan losses is included under the subheading, “Allowance for Loan Losses,” below.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses (allowance) provides for probable losses in the originated loan portfolio that have been identified with specific customer relationships and for probable losses believed to be inherent in the remainder of the originated loan portfolio but that have not been specifically identified. The allowance is comprised of specific allowances (assessed for originated loans that have known credit weaknesses), pooled allowances based on assigned risk ratings and historical loan loss experience for each loan type, and an unallocated allowance for imprecision in the subjective nature of the specific and pooled allowance methodology. Management evaluates the allowance on a quarterly basis in an effort to ensure the level is adequate to absorb probable losses inherent in the loan portfolio. This evaluation process is inherently subjective as it requires estimates that may be susceptible to significant change and has the potential to affect net income materially. The Corporation’s methodology for measuring the adequacy of the allowance includes several key elements, which includes a review of the loan portfolio, both individually and by category, and includes consideration of changes in the mix and volume of the loan portfolio, actual loan loss experience, review of collateral values, the financial condition of the borrowers, industry and geographical exposures within the portfolio, economic conditions and employment levels of the Corporation’s local markets and other factors affecting business sectors. Management believes that the allowance is currently maintained at an appropriate level, considering the inherent risk in the loan portfolio. Future significant adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies or the level of loan losses incurred. Further discussion of the Corporation’s methodology used to determine the allowance is included in Notes 1 and 4 to the consolidated financial statements.

The Corporation’s allowance at December 31, 2010 did not include losses inherent in the acquired loan portfolio, as an allowance was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair value at the date of acquisition, with the estimated fair value including a component for expected credit losses. A portion of the allowance, however, may be set aside in the future, related to the acquired loans, if an acquired loan pool experiences a decrease in expected cash flows as compared to those expected at the acquisition date. An allowance for loan losses related to acquired loans was not required at December 31, 2010 due to no material changes in expected cash flows since the date of acquisition.

A summary of the activity in the allowance for loan losses for the last five years is included in Table 6.

TABLE 6. ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of year	$80,841	$57,056	$39,422	$34,098	$34,148
Provision for loan losses	45,600	59,000	49,200	11,500	5,200
Loan charge-offs:
Commercial	(8,430)	(12,001)	(16,787)	(1,622)	(1,389)
Real estate commercial	(10,811)	(9,231)	(6,995)	(1,675)	(1,564)
Real estate construction and land development	(2,544)	(6,969)	(2,963)	(1,272)	(1,201)
Real estate residential	(8,036)	(3,694)	(2,458)	(484)	(515)
Consumer installment and home equity	(10,665)	(6,791)	(4,739)	(1,935)	(1,976)

Total loan charge-offs	(40,486)	(38,686)	(33,942)	(6,988)	(6,645)
Recoveries of loans previously charged off:
Commercial	921	904	1,473	249	370
Real estate commercial	426	495	131	21	6
Real estate construction and land development	20	307	29	30	—
Real estate residential	543	614	160	18	98
Consumer installment and home equity	1,665	1,151	583	494	521

Total loan recoveries	3,575	3,471	2,376	812	995

Net loan charge-offs	(36,911)	(35,215)	(31,566)	(6,176)	(5,650)
Allowance of branches acquired	—	—	—	—	400

Allowance for loan losses at end of year	$89,530	$80,841	$57,056	$39,422	$34,098

Net loan charge-offs during the year as a percentage of average loans outstanding during the year	1.07%	1.18%	1.10%	0.22%	0.20%

Allowance for loan losses as a percentage of total originated loans outstanding at end of year	2.86%	2.70%	1.91%	1.41%	1.21%

Allowance for loan losses as a percentage of nonperforming originated loans outstanding at end of year	61%	60%	61%	62%	127%

The Corporation’s allowance was $89.5 million at December 31, 2010, compared to $80.8 million at December 31, 2009 and $57.1 million at December 31, 2008. The allowance as a percentage of originated loans was 2.86% at December 31, 2010, compared to 2.70% at December 31, 2009 and 1.91% at December 31, 2008. The allowance as a percentage of nonperforming originated loans was 61% at December 31, 2010, compared to 60% at December 31, 2009 and 61% at December 31, 2008.

The allocation of the allowance in Table 7 is based upon ranges of estimates and is not intended to imply either limitations on the usage of the allowance or exactness of the specific amounts. The entire allowance is available to absorb future loan losses without regard to the categories in which the loan losses are classified. The allocation of the allowance is based upon a combination of factors, including historical loss factors, credit-risk grading, past-due experiences, and the trends in these, as well as other factors, as discussed above.

TABLE 7. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
	2010		2009		2008		2007		2006
		Percent of
		Originated
		Loans		Percent		Percent		Percent		Percent
		in Each		of Loans		of Loans		of Loans		of Loans
		Category		in Each		in Each		in Each		in Each
		to Total		Category		Category		Category		Category
	Allowance	Originated	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
Loan Type	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in millions)

Commercial	$22.2	22%	$19.1	20%	$12.3	20%	$9.7	19%	$8.9	19%
Real estate commercial	32.6	25	23.9	26	20.3	26	12.8	27	11.4	26
Real estate construction and land development	4.6	3	5.7	4	3.8	4	3.0	5	1.8	5
Real estate residential	10.8	25	13.1	25	8.0	28	5.5	30	3.6	30
Consumer installment and home equity	16.6	25	17.3	25	10.9	22	6.6	19	6.8	20
Unallocated	2.7	—	1.7	—	1.8	—	1.8	—	1.6	—

Total	$89.5	100%	$80.8	100%	$57.1	100%	$39.4	100%	$34.1	100%

The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance at December 31, 2010 and 2009 and partial loan charge-offs taken on these impaired loans (confirmed losses):

		Valuation	Confirmed	Cumulative
	Amount	Allowance	Losses	Loss Percentage
	(Dollars in thousands)

December 31, 2010
Originated portfolio:
Impaired loans with valuation allowance and no charge-offs	$33,056	$12,015	$—	36%
Impaired loans with valuation allowance and charge-offs	11,795	2,951	1,551	34
Impaired loans with charge-offs and no valuation allowance	20,033	—	18,277	48
Impaired loans without valuation allowance or charge-offs	36,366	—	—	0

Total impaired loans to commercial borrowers-originated portfolio	101,250	$14,966	$19,828	29%

Impaired acquired loans	21,385

Total impaired loans to commercial borrowers	$122,635

December 31, 2009
Impaired loans with valuation allowance and no charge-offs	$33,052	$10,036	$—	30%
Impaired loans with valuation allowance and charge-offs	5,165	471	908	23
Impaired loans with charge-offs and no valuation allowance	20,800	—	17,084	45
Impaired loans without valuation allowance or charge-offs	24,895	—	—	0

Total impaired loans to commercial borrowers	$83,912	$10,507	$17,992	28%

Confirmed losses represent partial loan charge-offs on impaired loans due to the receipt of a recent third-party property appraisal indicating the value of the collateral securing the loan is below the loan balance and management believes the full collection of the loan balance is not likely.

The Corporation’s valuation allowance for impaired commercial, real estate commercial and real estate construction and land development loans was $15.0 million at December 31, 2010, an increase of $4.5 million from $10.5 million at December 31, 2009. The increase in the valuation allowance is reflective of continued declines in collateral values during 2010. Additionally, at December 31, 2010 and 2009, the Corporation had a valuation allowance attributable to loans modified under troubled debt restructurings-real estate residential of $0.8 million and $0.7 million, respectively.

The following schedule summarizes the allowance as a percentage of nonperforming originated loans at December 31, 2010 and 2009:

	December 31,
	2010	2009
	(Dollars in thousands)

Allowance for loan losses	$89,530	$80,841
Nonperforming originated loans	147,729	135,755
Allowance as a percent of nonperforming originated loans	61%	60%
Allowance as a percent of nonperforming originated loans, net of impaired originated loans for which the full loss has been charged-off	79%	70%

Economic conditions in the Corporation’s markets, all within Michigan, were generally less favorable than those nationwide during 2010. Economic challenges remain in Michigan and are expected to continue in 2011. Accordingly, management believes net loan losses, delinquencies and nonperforming loans will remain at elevated levels during 2011.

DEPOSITS

Total deposits at December 31, 2010 were $4.33 billion, an increase of $914 million, or 27%, from total deposits at December 31, 2009 of $3.42 billion. Total deposits increased $439 million, or 15%, during 2009. The increase in total deposits in 2010 was primarily attributable to $693 million of deposits acquired in the OAK transaction at the acquisition date. In addition to the increase in deposits related to the OAK acquisition, the Corporation experienced an increase in customer deposits of $221 million.

The Corporation’s average deposit balances and average rates paid on deposits for the past three years are included in Table 9. Average total deposits in 2010 were $4.02 billion, an increase of $821.8 million, or 25.7%, over average deposits in 2009. Average total deposits in 2009 were $3.20 billion, an increase of $271.1 million, or 9.3%, over average deposits in 2008. There was no significant change in the mix of average deposits during 2010 or 2009. At December 31, 2010, the Corporation had $163.3 million in brokered deposits that were acquired in the OAK acquisition. The Corporation intends to use its excess liquidity to pay off brokered deposits as they mature with $85.5 million, $36.3 million, $34.3 million and $7.2 million of brokered deposits maturing in 2011, 2012, 2013 and 2014 and thereafter, respectively. The Corporation did not have any brokered deposits at December 31, 2009 or 2008.

It is the Corporation’s strategy to develop customer relationships that will drive core deposit growth and stability. While competition for core deposits remained strong throughout the Corporation’s markets, the Corporation’s increased efforts to expand its deposit relationships with existing customers, the Corporation’s financial strength and a general trend in customers holding more liquid assets, resulted in the Corporation experiencing a significant increase in deposits during 2010.

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

In response to the competition for other investment products, Chemical Bank, through its Chemical Financial Advisor program, offers a wide array of mutual funds, annuity products and marketable securities through an alliance with an independent, registered broker/dealer. During 2010 and 2009, customers purchased $88.8 million and $110.0 million, respectively, of annuity products, mutual fund and other investments through the Chemical Financial Advisor program.

Table 8 presents the maturity distribution of time deposits of $100,000 or more at December 31, 2010. Time deposits of $100,000 or more totaled $508.2 million and represented 11.7% of total deposits at December 31, 2010.

TABLE 8. MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE

	December 31, 2010
	Amount	Percent
	(Dollars in thousands)

Maturity:
Within 3 months	$129,989	26%
After 3 but within 6 months	67,330	13
After 6 but within 12 months	111,903	22
After 12 months	198,974	39

Total	$508,196	100%

BORROWED FUNDS

Borrowed funds include short-term borrowings and long-term FHLB advances. Short-term borrowings are comprised of securities sold under agreements to repurchase with customers and short-term FHLB advances that have original maturities of one year or less. Securities sold under agreements to repurchase are funds deposited by customers that were exchanged for investment securities that are owned by Chemical Bank, as these deposits are not covered by FDIC insurance. These funds have been a stable source of liquidity for Chemical Bank, much like its core deposit base. Short-term FHLB advances are generally used to fund short-term liquidity needs. FHLB advances, both short-term and long-term, are secured under a blanket security agreement of real estate residential first lien loans with an aggregate book value equal to at least 155% of the advances and FHLB stock owned by the Corporation. Short-term borrowings are highly interest rate sensitive. Total short-term borrowings were $242.7 million at December 31, 2010, $240.6 million at December 31, 2009 and $233.7 million at December 31, 2008 and were comprised solely of securities sold under agreements to repurchase at these dates. A summary of short-term borrowings for 2010, 2009 and 2008 is included in Note 10 to the consolidated financial statements.

Long-term borrowings, comprised solely of FHLB advances, were $74.1 million at December 31, 2010 and $90.0 million at December 31, 2009. Long-term FHLB advances are borrowings that are generally used to fund loans and a portion of the investment securities portfolio. At December 31, 2010, long-term FHLB advances that will mature in 2011 totaled $31.1 million. A summary of FHLB advances outstanding at December 31, 2010 and 2009 is included in Note 11 to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND CREDIT RELATED COMMITMENTS

The Corporation has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following schedule summarizes the Corporation’s noncancelable contractual obligations and future required minimum payments at December 31, 2010. Refer to Notes 9, 10, 11 and 19 to the consolidated financial statements for a further discussion of these contractual obligations.

Contractual Obligations

	December 31, 2010
	Minimum Payments Due by Period
	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total
	(In thousands)

Deposits with no stated maturity*	$2,738,719	$—	$—	$—	$2,738,719
Certificates of deposit with a stated maturity*	909,078	491,721	102,610	89,637	1,593,046
Short-term borrowings*	242,703	—	—	—	242,703
FHLB advances — long-term*	31,073	36,792	6,265	—	74,130
Commitment to fund low income housing partnerships	3,323	599	69	81	4,072
Commitment to fund a private equity capital investment	880	—	—	—	880
Operating leases and noncancelable contracts	7,884	9,646	540	—	18,070

Total contractual obligations	$3,933,660	$538,758	$109,484	$89,718	$4,671,620

*	Deposits and borrowings exclude accrued interest.

The Corporation also has credit related commitments that may impact liquidity. The following schedule summarizes the Corporation’s credit related commitments and expiration dates by period at December 31, 2010. Since many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation. Refer to Note 19 to the consolidated financial statements for a further discussion of these obligations.

Credit Related Commitments

	December 31, 2010
	Expiration Dates by Period
	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total
	(In thousands)

Unused commitments to extend credit	$407,881	$72,259	$72,956	$71,164	$624,260
Loan commitments	159,040	—	—	—	159,040
Standby letters of credit	39,364	1,693	3,784	10	44,851

Total credit related commitments	$606,285	$73,952	$76,740	$71,174	$828,151

CASH DIVIDENDS

The Corporation’s annual cash dividends paid per common share over the past five years were as follows:

	2010	2009	2008	2007	2006

Annual Cash Dividend (per common share)	$0.80	$1.18	$1.18	$1.14	$1.10

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

CAPITAL

Capital supports current operations and provides the foundation for future growth and expansion. Total shareholders’ equity was $560.1 million at December 31, 2010, an increase of $85.8 million, or 18.1%, from total shareholders’ equity of $474.3 million at December 31, 2009. The significant increase in shareholders’ equity during 2010 was attributable to the issuance of approximately 3.5 million shares of common stock related to the OAK acquisition on April 30, 2010, which increased shareholders’ equity by $83.7 million. Book value per common share at December 31, 2010 and 2009 was $20.41 and $19.85, respectively.

Shareholders’ equity decreased $17.2 million in 2009, with $18.2 million of the decrease attributable to cash dividends paid to shareholders exceeding net income of the Corporation.

The ratio of shareholders’ equity to total assets was 10.7% at December 31, 2010, compared to 11.2% at December 31, 2009 and 12.7% at December 31, 2008. The Corporation’s tangible equity to assets ratio was 8.6%, 9.6% and 11.0% at December 31, 2010, 2009 and 2008, respectively.

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

The Corporation continues to maintain a strong capital position which significantly exceeded the minimum levels prescribed by the Federal Reserve at December 31, 2010, as shown in the following schedule:

	December 31, 2010
		Risk-Based
	Leverage	Capital Ratios
	Ratio	Tier 1	Total

Chemical Financial Corporation’s capital ratios	8.4%	11.6%	12.9%
Chemical Bank’s capital ratios	8.2	11.4	12.7
Regulatory capital ratios — minimum requirements	4.0	4.0	8.0

As of December 31, 2010, Chemical Bank’s capital ratios exceeded the minimum required for an institution to be categorized as well-capitalized, as defined by applicable regulatory requirements. See Note 20 to the consolidated financial statements for more information regarding the Corporation’s and Chemical Bank’s regulatory capital ratios.

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

In January 2008, the board of directors of the Corporation authorized management to repurchase up to 500,000 shares of the Corporation’s common stock under a stock repurchase program. Since the January 2008 authorization, no shares have been repurchased. At December 31, 2010, there were 500,000 remaining shares available for repurchase under the Corporation’s stock repurchase programs.

During 2008, 38,416 shares of the Corporation’s common stock were delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options. The Corporation’s stock compensation plans permit employees to use stock to satisfy such obligations based on the market value of the stock on the date of exercise. There was no such activity during 2010 or 2009.

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

Net interest income (FTE) in 2010, 2009 and 2008 was $175.5 million, $150.3 million and $147.6 million, respectively. The presentation of net interest income on a FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine tax equivalent net interest income were $4.35 million, $2.90 million and $2.37 million for 2010, 2009 and 2008, respectively. These adjustments were computed using a 35% federal income tax rate. The increase in 2010 was attributable to higher interest income on tax-exempt loans and securities.

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

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2008 at 7.25% and decreased 200 basis points in the first quarter of 2008, 25 basis points in the second quarter of 2008 and 175 basis points in the fourth quarter of 2008 to end the year at 3.25%. During 2009 and 2010, the prime interest rate remained at 3.25%.

Net interest income (FTE) in 2010 of $175.5 million was $25.2 million, or 16.7%, higher than net interest income (FTE) in 2009 of $150.3 million. The increase in net interest income (FTE) in 2010 primarily resulted from an increase in the average volume of interest-earning assets, which was largely attributable to the acquisition of OAK on April 30, 2010. The average volume of interest-earning assets in 2010 increased $771.0 million, or 20.0%, compared to 2009. Over the same time frame, net interest margin decreased 11 basis points from 3.91% in 2009 to 3.80% in 2010. The average yield on interest-earning assets decreased 44 basis points to 4.65% in 2010, from 5.09% in 2009. The declines in net interest margin and the yield on interest-earning assets during 2010, compared to 2009, was partially attributable to the Corporation’s decision to maintain a higher level of liquidity during the twelve months ended December 31, 2010. The Corporation’s average cash deposits held at the Federal Reserve Bank of Chicago (FRB) during 2010 were $375.4 million, compared to $195.7 million during 2009. These cash deposits earned approximately 25 basis points throughout 2010 and 2009. The decrease in the average yield on interest-earning assets was also partially attributable to a reduction in the yield on taxable investment securities to 1.84% in 2010, compared to 2.89% in 2009. The decrease in yield on taxable investment securities was primarily attributable to the Corporation increasing its holdings of variable rate investment securities to lessen the impact on net interest income and the net interest margin of rising interest rates. At December 31, 2010, the Corporation held $325 million in variable rate investment securities, compared to $297 million at December 31, 2009. The average cost of interest-bearing liabilities decreased 44 basis points to 1.07% in 2010, from 1.51% in 2009. The decrease in the cost of interest-bearing liabilities was attributable to the lag effect of declines in market interest rates beginning in 2008 in addition to the Corporation utilizing its excess liquidity to pay-off maturing higher-rate FHLB advances.

Net interest income (FTE) in 2009 of $150.3 million was $2.7 million, or 1.8%, higher than net interest income (FTE) in 2008 of $147.6 million. The increase in net interest income (FTE) in 2009 primarily resulted from an increase in the average volume of interest-earning assets, particularly in investments and loans, that was partially offset by a decrease in net interest margin. The average volume of interest-earning assets in 2009 increased $296.4 million, or 8.3%, compared to 2008. Over the same time frame, net interest margin decreased 25 basis points from 4.16% in 2008 to 3.91% in 2009, with the decline during 2009, compared to 2008, partially attributable to the Corporation’s decision to maintain a higher level of liquidity coupled with a significant increase in nonaccrual loans during 2009. The average yield on interest-earning assets decreased 84 basis points to 5.09% in 2009, from 5.93% in 2008. The average cost of interest-bearing liabilities decreased 82 basis points to 1.51% in 2009 from 2.33% in 2008. The decreases in the yield on interest-earning assets and the cost of interest-bearing liabilities were primarily attributable to the lag effect of the decline in market interest rates during 2008. The yield on the loan portfolio and net interest margin were also slightly adversely impacted in 2009 by an increase in nonaccrual loans of $30.1 million, or 39.4%, during the year to $106.6 million at December 31, 2009.

The Corporation’s balance sheet has historically been liability sensitive, meaning that interest-bearing liabilities have generally repriced more quickly than interest-earning assets. Therefore, the Corporation’s net interest margin has historically increased in sustained periods of declining interest rates and decreased in sustained periods of increasing interest rates. However, during 2009 and 2010, the Corporation became more asset sensitive as it increased its holdings of variable rate investment securities and cash deposits at the FRB to lessen the impact on net interest income and net interest margin of rising interest rates. At December 31, 2010, approximately 44% of the Corporation’s investment securities were variable rate compared to 41% at December 31, 2009 and 28% at December 31, 2008. In addition, the percentage of variable rate loans in the Corporation’s loan portfolio increased in 2010 due primarily to the acquisition of OAK. At December 31, 2010 and 2009, approximately 28% and 20%, respectively, of the Corporation’s loans were at variable interest rates.

The Corporation is primarily funded by core deposits and this lower-cost funding base has historically had a positive impact on the Corporation’s net interest income and net interest margin in a declining interest rate environment. However, based on the historically low level of market interest rates and the Corporation’s current low levels of interest rates on its core deposit transaction accounts, further market interest rate reductions would likely not result in a significant decrease in interest expense.

The Corporation’s competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation’s markets during 2010 and 2009, the Corporation experienced increases in deposits during 2010 and 2009 due to the acquisition of OAK in 2010, the Corporation’s increased efforts to expand its deposit relationships with existing customers, the Corporation’s financial strength and a general trend in customers holding more liquid assets in 2009 and 2010. Total deposits increased $913.6 million, or 26.7%, during the twelve months ended December 31, 2010, and $439.3 million, or 14.7%, during the twelve months ended December 31, 2009.

Table 9 presents for 2010, 2009 and 2008 average daily balances of the Corporation’s major categories of assets and liabilities, interest income and expense on a FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin.

Table 10 allocates the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities and changes in average interest rates earned and paid.

TABLE 9. AVERAGE BALANCES, TAX EQUIVALENT INTEREST AND EFFECTIVE YIELDS AND RATES* (Dollars in thousands)

	Years Ended December 31,
	2010			2009			2008
		Tax	Effective		Tax	Effective		Tax	Effective
	Average	Equivalent	Yield/	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest-Earning Assets:
Loans**	$3,449,562	$194,035	5.62%	$2,997,277	$173,456	5.79%	$2,873,151	$181,568	6.32%
Taxable investment securities	618,847	11,363	1.84	532,844	15,385	2.89	511,109	21,793	4.26
Tax-exempt investment securities	139,377	7,563	5.43	93,350	5,425	5.81	69,076	4,309	6.24
Other securities	25,463	766	3.01	22,128	821	3.71	22,141	1,167	5.27
Federal funds sold and interest-bearing deposits with unaffiliated banks and others	384,763	1,055	0.27	201,407	541	0.27	75,134	1,865	2.48

Total interest-earning assets	4,618,012	214,782	4.65	3,847,006	195,628	5.09	3,550,611	210,702	5.93
Less: Allowance for loan losses	88,757			70,028			42,185
Other Assets:
Cash and cash due from banks	111,388			91,829			96,094
Premises and equipment	63,329			53,054			50,222
Interest receivable and other assets	209,338			144,368			129,875

Total Assets	$4,913,310			$4,066,229			$3,784,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$780,889	$1,792	0.23%	$559,026	$2,538	0.45%	$509,256	$5,226	1.03%
Savings deposits	1,085,793	4,244	0.39	925,588	6,230	0.67	792,449	10,804	1.36
Time deposits	1,481,722	29,859	2.02	1,169,201	30,732	2.63	1,084,531	38,733	3.57
Securities sold under agreements to repurchase	249,731	650	0.26	232,185	906	0.39	196,413	2,144	1.09
FHLB advances — short-term	—	—	—	—	—	—	8,593	79	0.92
FHLB advances — long-term	87,051	2,765	3.18	116,050	4,881	4.21	120,171	6,097	5.07

Total interest-bearing liabilities	3,685,186	39,310	1.07	3,002,050	45,287	1.51	2,711,413	63,083	2.33
Noninterest-bearing deposits	668,826			541,596			538,125

Total deposits and borrowed funds	4,354,012			3,543,646			3,249,538
Interest payable and other liabilities	28,479			39,549			25,979
Shareholders’ equity	530,819			483,034			509,100

Total Liabilities and Shareholders’ Equity	$4,913,310			$4,066,229			$3,784,617

Net Interest Spread (Average yield earned minus average rate paid)			3.58%			3.58%			3.60%

Net Interest Income (FTE)		$175,472			$150,341			$147,619

Net Interest Margin
(Net interest income (FTE)/total average interest-earning assets)			3.80%			3.91%			4.16%

*	Taxable equivalent basis using a federal income tax rate of 35%.

**	Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

TABLE 10. VOLUME AND RATE VARIANCE ANALYSIS* (In thousands)

	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in		Combined	Due to Changes in		Combined
	Average	Average	Increase	Average	Average	Increase
	Volume**	Yield/Rate**	(Decrease)	Volume**	Yield/Rate**	(Decrease)

Changes in Interest Income on Interest-Earning Assets:
Loans	$25,386	$(4,807)	$20,579	$7,814	$(15,926)	$(8,112)
Taxable investment/other securities	2,327	(6,404)	(4,077)	766	(7,520)	(6,754)
Tax-exempt investment securities	2,526	(388)	2,138	1,436	(320)	1,116
Federal funds sold and interest-bearing deposits with unaffiliated banks and others	506	8	514	1,307	(2,631)	(1,324)

Total change in interest income on interest-earning assets	30,745	(11,591)	19,154	11,323	(26,397)	(15,074)

Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	799	(1,545)	(746)	615	(3,303)	(2,688)
Savings deposits	783	(2,769)	(1,986)	1,365	(5,939)	(4,574)
Time deposits	7,148	(8,021)	(873)	4,177	(12,178)	(8,001)
Short-term borrowings	64	(320)	(256)	255	(1,572)	(1,317)
FHLB advances	(1,067)	(1,049)	(2,116)	(204)	(1,012)	(1,216)

Total change in interest expense on interest-bearing liabilities	7,727	(13,704)	(5,977)	6,208	(24,004)	(17,796)

Total Increase (Decrease) in Net Interest Income (FTE)	$23,018	$2,113	$25,131	$5,115	$(2,393)	$2,722

*	Taxable equivalent basis using a federal income tax rate of 35%.

**	The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate change in proportion to the relationship of the absolute dollar amount of the change in each.

PROVISION FOR LOAN LOSSES

The provision for loan losses (provision) is an increase to the allowance to provide for probable losses inherent in the originated loan portfolio and for impairment of pools of acquired loans that results from the Corporation experiencing a decrease in cash flows of acquired loans compared to expected cash flows estimated at the acquisition date. The level of the provision reflects management’s assessment of the adequacy of the allowance. The Corporation did not recognize any provision related to the acquired portfolio during 2010 as there have been no significant changes in expected cash flows compared to cash flows estimated at the date of acquisition.

The provision was $45.6 million in 2010, $59.0 million in 2009 and $49.2 million in 2008. The Corporation experienced net loan charge-offs of originated loans of $36.9 million in 2010, $35.2 million in 2009 and $31.6 million in 2008. Net loan charge-offs in 2008 included $10.3 million attributable to the identification of a fraudulent loan transaction related to a single borrower for which the Corporation recovered $1.2 million in 2008, $0.3 million in 2009 and $0.2 million in 2010 through the sale of collateral securing the loan. Net loan charge-offs of originated loans as a percentage of average loans were 1.07% in 2010, 1.18% in 2009 and 1.10% in 2008. The level of net loan charge-offs reflects the general deterioration in credit quality across the loan portfolio. Net loan charge-offs of commercial, real estate commercial and real estate construction and land development loans totaled $20.4 million in 2010, compared to $26.5 million in 2009 and $25.1 million in 2008 and represented 55% of total net loan charge-offs during 2010, compared to 75% in 2009 and 80% in 2008. The commercial loan portfolio’s net loan charge-offs in 2010 were not concentrated in any one industry or borrower. Net loan charge-offs of residential real estate and consumer loans totaled $16.5 million in 2010, compared to $8.7 million in 2009 and $6.5 million in 2008.

The Corporation’s provision of $45.6 million in 2010 was $8.7 million higher than 2010 net loan charge-offs of $36.9 million, although $13.4 million lower than the provision for loan losses in 2009 of $59.0 million. The level of the provision in 2010 was reflective of the credit quality of the originated portfolio that included slightly higher net loan charge-offs, modest decreases in nonaccrual loans and loans past due 90 days or more and no significant changes in risk grade categories of the commercial loan portfolio. The slight increase in net loan charge-offs in 2010, compared to 2009, was partially attributable to a continued decline in real estate values within the State of Michigan during 2010, as evidenced by lower appraised values of real estate and lower sales prices of real estate. It is management’s belief that the overall credit quality of the Corporation’s loan portfolio during the three years ended December 31, 2010 was adversely impacted by the economic environment in the State of Michigan, with the state unemployment rate at 11.7%, compared to 9.4% nationwide, at December 31, 2010. The Corporation’s originated loan portfolio has no concentration in the automotive sector and management has identified its direct exposure to this industry as not material, although the economic impact of the depressed automotive sector affected the general economy within Michigan during 2010 and 2009.

NONINTEREST INCOME

Noninterest income totaled $42.5 million in 2010, $41.1 million in 2009 and $41.2 million in 2008. Noninterest income increased $1.4 million, or 3.3%, in 2010 compared to 2009 and was consistent in 2009 compared to 2008. Noninterest income as a percentage of net revenue (net interest income plus noninterest income) was 19.9% in 2010, 21.8% in 2009 and 22.1% in 2008.

The following schedule includes the major components of noninterest income during the past three years:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Service charges on deposit accounts	$18,562	$19,116	$20,048
Wealth management revenue	10,106	9,273	10,625
Electronic banking fees	5,389	4,023	3,341
Mortgage banking revenue	3,925	4,412	1,836
Other fees for customer services	2,837	2,454	2,511
Insurance commissions	1,373	1,259	1,042
Investment securities gains	—	95	1,722
Other-than-temporary impairment loss on investment security	—	—	(444)
Other	280	487	516

Total Noninterest Income	$42,472	$41,119	$41,197

Service charges on deposit accounts were $18.6 million in 2010, $19.1 million in 2009 and $20.0 million in 2008. The decline of $0.5 million, or 2.9%, in 2010, compared to 2009, was primarily attributable to new federal banking regulations that took effect on August 15, 2010, which require customers to provide authorization (opt in) to Chemical Bank to pay overdrafts on ATM and debit card transactions, that was partially offset by increased service charges attributable to the acquisition of OAK. The decline of $0.9 million, or 4.6%, in 2009, compared to 2008, was primarily attributable to a lower level of customer activity in areas where fees and service charges are applicable and customers choosing alternative non-fee based accounts.

Wealth management revenue was $10.1 million in 2010, $9.3 million in 2009 and $10.6 million in 2008. The increase of $0.8 million, or 9.0%, in 2010, compared to 2009, resulted primarily from improving equity market performance, as well as growth in new assets, both of which led to increased assets under management. Average assets under management in the Wealth Management department of $2.01 billion in 2010 represented an increase of approximately $200 million in average assets under management, compared to 2009. Wealth management revenue also includes fees from sales of investment products offered through the Chemical Financial Advisors program. Fees from this program totaled $2.3 million in both 2010 and 2009 and $2.8 million in 2008. The declines in revenue in both 2010 and 2009, compared to 2008, resulted primarily from lower program sales of fixed annuity products, as those investments became less attractive to investors due to declining interest rates for these products over the past two years.

Electronic banking fees were $5.4 million in 2010, $4.0 million in 2009 and $3.3 million in 2008. Electronic banking fees increased $1.4 million, or 34.0%, in 2010, compared to 2009, due primarily to increased customer debit card activity that was mostly attributable to the acquisition of OAK. Electronic banking fees increased $0.7 million, or 20.4%, in 2009, compared to 2008, due primarily to an increase in the ATM user fee for non-customers.

Mortgage banking revenue (MBR) includes revenue from originating, selling and servicing real estate residential loans for the secondary market. MBR was $3.9 million in 2010, $4.4 million in 2009 and $1.8 million in 2008. The decrease in mortgage banking revenue in 2010, compared to 2009, was primarily due to a decrease in the volume of loans sold in the secondary market compared to 2009 that was only partially offset by an increase in the average net gain per loan associated with the sale of these loans. The Corporation originated $453 million of real estate residential loans during 2010, of which $276 million, or 61%, were sold in the secondary market, compared to the origination of $467 million of real estate residential loans during 2009, of which $361 million, or 77%, were sold in the secondary market. The reduction in the volume of loans sold in the secondary market in 2010, compared to

2009, was primarily attributable to the Corporation originating $71 million of fifteen year fixed-interest rate loans that it held in its portfolio as opposed to selling them in the secondary market as has been its general practice. In 2008, the Corporation originated $341 million of real estate residential loans, of which $145 million, or 43%, were sold in the secondary market. At December 31, 2010, the Corporation was servicing $892 million of real estate residential loans that had been originated by the Corporation in its market areas and subsequently sold in the secondary mortgage market, up from $755 million at December 31, 2009. The increase in the Corporation’s servicing portfolio in 2010 was primarily due to the acquisition of OAK and the continued strong volume of loans sold in the secondary market with servicing retained.

The Corporation sells loans in the secondary market on both a servicing retained and servicing released basis. The sale of real estate residential loans in the secondary market includes the Corporation entering into residential mortgage loan sale agreements with buyers in the normal course of business. The agreements contain provisions that include various representations and warranties regarding the origination and characteristics of the mortgage loans that indemnify the buyer against losses arising from inadequate underwriting. Inadequate underwriting examples include, but are not limited to, insufficient or lack of verification of the borrowers’ income or financial status, validity of the lien securing the loan, absence of delinquent taxes, liens against the property securing the loan, substandard appraisals and validity of customer information. The recourse of the buyer may result in either indemnification of the loss incurred by the buyer or a requirement for the Corporation to repurchase the loan which the buyer believes does not comply with the representations included in the loan sale agreement. If the buyer believes that a representation has been breached, it notifies the Corporation. Upon receipt of this notification, the Corporation has an opportunity to provide information that may resolve the buyer’s claim. The Corporation primarily sells residential mortgage loans to Freddie Mac and Fannie Mae (GSEs) who include the residential mortgage loans in GSE-guaranteed mortgage securitizations. Repurchase demands and loss indemnifications received by the Corporation are reviewed by a senior officer on an individual loan by loan basis to validate the claim made by the buyer. During 2010, the Corporation was required to repurchase $0.6 million of loans sold in the secondary market and incurred $0.2 million of expense related to the indemnification of losses incurred by the buyers on three residential mortgage loans. During 2008 and 2009, the Corporation was required to repurchase $2.7 million of loans that had been sold in the secondary market and incurred loan losses of $0.6 million on these loans and incurred an additional $0.2 million of expense related to the indemnification of buyer losses. The majority of the loans required to be repurchased in 2008 and 2009 were attributable to borrower misrepresentations obtained at origination. The Corporation established a $0.25 million estimated liability at December 31, 2010 for probable losses expected to be incurred from loans previously sold in the secondary market. This estimate was based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the sale of loans in the secondary market and current economic conditions. At December 31, 2010, the Corporation had eleven unresolved repurchase demands/buyer indemnification loss requests.

Other fees for customer services were $2.8 million in 2010 and approximately $2.5 million in both 2009 and 2008. Other fees for customer services increased $0.3 million, or 15.6%, in 2010, compared to 2009, due primarily to increases in letter of credit fees and annual home equity line of credit fees. In general, these fees rose, primarily due to the acquisition of OAK. While 2009 was unchanged from 2008, an increase in safe deposit box revenue, resulting primarily from an increase in 2009 rental rates, was offset by a decrease in the amount of fees earned on outstanding bank money orders. During 2009, the Corporation began processing its bank money orders internally. Prior to 2009, the Corporation outsourced the processing of bank money orders to a third-party vendor, which paid the Corporation fees based on the level of outstanding bank money orders.

Insurance commissions were $1.4 million in 2010, $1.2 million in 2009 and $1.0 million in 2008. Insurance commissions increased $0.2 million, or 9.1%, in 2010, compared to 2009, and $0.2 million, or 20.8%, in 2009 from 2008, due to higher closing fees and title insurance premium income from increases in mortgage loan closing activity. The increases in mortgage loan closing activity occurred due to lower market interest rates on residential real estate loans.

In 2009, the Corporation realized a $0.1 million gain related to the sale of the remaining balance of its MasterCard Class B shares, which had no cost basis. During 2008, the Corporation realized a $1.7 million gain related to the sale of 92% of the its MasterCard Class B shares, which had no cost basis. The Corporation had no investment securities gains in 2010.

In 2008, the Corporation recognized a $0.4 million OTTI loss on a Lehman corporate bond in the Corporation’s available-for-sale investment securities portfolio. The Corporation had no OTTI losses during 2010 or 2009.

Noninterest income, excluding revenue from investment securities net gains and losses, was $42.5 million in 2010, $41.0 million in 2009 and $39.9 million in 2008. Noninterest income, excluding these items, increased $1.5 million, or 3.5%, in 2010, compared to 2009, and $1.1 million, or 2.8%, in 2009, compared to 2008. The increase in 2010, compared to 2009, was primarily attributable to increases in electronic banking fees and wealth management revenue that were partially offset by decreases in service charges on deposit accounts and mortgage banking revenue. The increase in 2009, compared to 2008, was primarily attributable to increases in electronic banking fees, insurance commissions and mortgage banking revenue that were partially offset by decreases in service charges on deposit accounts and wealth management revenue.

OPERATING EXPENSES

Total operating expenses were $136.8 million in 2010, $117.6 million in 2009 and $109.1 million in 2008. Total operating expenses as a percentage of total average assets were 2.78% in 2010, 2.89% in 2009 and 2.88% in 2008.

The following schedule includes the major categories of operating expenses during the past three years:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Salaries and wages	$56,750	$49,227	$48,713
Employee benefits	11,666	10,991	10,514
Equipment and software	13,446	9,723	9,230
Occupancy	11,491	10,359	10,221
FDIC insurance premiums	7,388	7,013	899
Professional fees	5,589	4,165	3,554
Loan and collection costs	4,537	3,056	1,592
Outside processing/service fees	4,534	3,231	3,219
Other real estate and repossessed asset expenses	3,660	6,031	4,680
Postage and courier	3,115	2,951	3,169
Advertising and marketing	3,054	2,396	2,492
Telephone	1,768	1,840	2,186
Supplies	1,740	1,526	1,482
Intangible asset amortization	1,705	719	1,543
Non-loan losses	540	291	1,473
Other	5,819	4,091	4,141

Total Operating Expenses	$136,802	$117,610	$109,108

Full-time equivalent staff (at December 31)	1,608	1,427	1,416
Efficiency ratio	62.8%	61.4%	57.8%

Operating expenses were $136.8 million in 2010, an increase of $19.2 million, or 16.3%, compared to 2009. The increase in 2010, compared to 2009, was primarily due to the acquisition of OAK, which resulted in increases in personnel costs, equipment and software expense, occupancy expense, professional fees, outside processing/service fees, advertising and marketing expenses, intangible asset amortization and other expenses. The increase in operating expenses attributable to the OAK acquisition was partially offset by a significant decrease in other real estate and repossessed asset expenses. Operating expenses were $117.6 million in 2009, an increase of $8.5 million, or 7.8%, compared to 2008. The increase in operating expenses in 2009, compared to 2008, was primarily due to increases in personnel costs, FDIC insurance premiums, loan and collection costs and other real estate and repossessed asset expenses that were partially offset by decreases in intangible asset amortization and non-loan losses.

Salaries and wages were $56.7 million in 2010, $49.2 million in 2009 and $48.7 million in 2008. Salaries and wages expense in 2010 was $7.5 million, or 15.3%, higher than in 2009, due primarily to additional employees related to the acquisition of OAK and an increase in performance based awards and incentives. Salaries and wages expense in 2009 was $0.5 million higher than 2008 due to higher costs attributable to merit salary increases and new positions, which were partially offset by a decrease in mortgage loan originator commissions. Mortgage loan originator commissions decreased as a component of salary expense due to a decrease in the volume of mortgage loans originated for the bank’s loan portfolio in 2009, compared to 2008.

Employee benefits expense was $11.7 million in 2010, $11.0 million in 2009 and $10.5 million in 2008. Employee benefits expense increased $0.7 million, or 6.1% in 2010, compared to 2009, due to higher payroll taxes attributable to both higher salaries and wages attributable to the acquisition of OAK and an increase in performance based awards and incentives, as well as other benefit costs attributable to the acquisition of OAK. Employee benefits expense increased $0.5 million, or 4.5%, in 2009, compared to 2008, due to higher retirement and group health insurance plan costs.

Compensation expenses, which include salaries and wages and employee benefits, as a percentage of total operating expenses were 50.0% in 2010, 51.2% in 2009 and 54.3% in 2008.

Equipment and software expense was $13.4 million in 2010, $9.7 million in 2009 and $9.2 million in 2008. Equipment and software expense increased $3.7 million, or 38.3%, in 2010, compared to 2009, primarily due to the acquisition of OAK, including information technology conversion costs of $1.4 million. The increase in equipment and software expense in 2010 compared to 2009, was also due to higher equipment depreciation expense and software maintenance expense related to information technology initiatives. Equipment and software expense increased $0.5 million, or 5.3%, in 2009, compared to 2008, primarily due to higher depreciation expense associated with equipment upgrades completed in 2008. Equipment and software depreciation expense included in equipment expense was $5.0 million, $4.0 million and $3.5 million in 2010, 2009 and 2008, respectively.

Occupancy expense was $11.5 million in 2010, $10.4 million in 2009 and $10.2 million in 2008. Occupancy expense increased $1.1 million, or 10.9%, in 2010, compared to 2009, primarily due to the OAK acquisition, which increased the Corporation’s branch network by thirteen branches at the acquisition date. Occupancy expense increased $0.2 million, or 1.4%, in 2009, compared to 2008, due to slight increases in building depreciation expense and property taxes on real estate used for bank operations. Depreciation expense on buildings included in occupancy expense was $2.8 million, $2.4 million and $2.3 million in 2010, 2009 and 2008, respectively.

FDIC insurance premiums were $7.4 million in 2010, $7.0 million in 2009 and $0.9 million in 2008. The $0.4 million increase in FDIC premiums in 2010, compared to 2009, was due to an increase in deposits as a result of the OAK acquisition and growth in customer core deposits insured by the FDIC. These increases were partially offset by the lack of a FDIC special assessment in 2010. In 2009, the Corporation’s FDIC premiums increased $6.1 million, compared to 2008, due to an industry-wide FDIC special assessment which resulted in the Corporation recognizing $1.8 million of additional premium expense, an increase in FDIC assessment rates, a 10 basis point assessment paid on covered transaction accounts exceeding $0.25 million under the TAGP during 2009, the loss of FDIC premium assessment credits which were fully utilized as of December 31, 2008 and growth in customer core deposits insured by the FDIC.

Professional fees were $5.6 million in 2010, $4.2 million in 2009 and $3.6 million in 2008. Professional fees were $1.4 million, or 34.2%, higher in 2010 than in 2009 due primarily to an increase in consulting expenses attributable to the acquisition of OAK. Professional fees were $0.6 million, or 17.2%, higher in 2009 than in 2008 due to an increase in consulting expenses attributable to the pending acquisition of OAK, which were partially offset by a decrease in external auditing fees.

Loan and collection expenses were $4.5 million in 2010, $3.1 million in 2009 and $1.6 million in 2008. These costs included legal fees, appraisal fees and other costs recognized in the collection of problem loans. The significant increases in these expenses in both 2010 and 2009 were attributable to deterioration in the credit quality of the loan portfolio and corresponding increased costs associated with foreclosing on properties and obtaining title to properties securing loans from customers that defaulted on payments.

Outside processing and service fees were $4.5 million in 2010 and $3.2 million in both 2009 and 2008. Outside processing and service fees increased $1.3 million, or 40.3% in 2010, compared to 2009, due primarily to additional outside services expense incurred as a result of transferring the processing of customer statement printing and mailing from an in-house process to a third-party vendor. In addition, internet banking costs increased in 2010 due to growth in the customer user base.

Other real estate and repossessed asset (ORE) expenses were $3.7 million in 2010, $6.0 million in 2009 and $4.7 million in 2008. ORE expenses include costs to carry ORE such as property taxes, insurance and maintenance costs, as well as fair value write-downs after the property is transferred to ORE and net gains/losses from the disposition of ORE. As property values in Michigan declined in 2008 and 2009, the Corporation recorded significant write-downs to the carrying value of ORE to fair value, which were recognized as operating costs in both of those years. Write-downs and net gains/losses from dispositions of ORE generated net expense of $1.3 million in 2010, compared to $3.7 million in 2009 and $2.9 million in 2008. Property taxes on ORE were $1.0 million in 2010, $1.1 million in 2009 and $0.6 million in 2008. Other operating costs on ORE were $1.4 million in 2010 and $1.2 million in both 2009 and 2008.

Advertising and marketing expenses were $3.1 million in 2010, $2.4 million in 2009 and $2.5 million in 2008. Advertising and marketing expenses increased $0.7 million, or 27.5%, in 2010, compared to 2009, due primarily to the acquisition of OAK. The decrease in advertising and marketing expenses in 2009, compared to 2008, was due to the Corporation increasing its expenditures for targeted direct mail campaigns in 2009, which was offset by a reduction in expenditures for more traditional advertising expenses such as newspaper, radio and television.

Intangible asset amortization was $1.7 million in 2010, $0.7 million in 2009 and $1.5 million in 2008. Intangible asset amortization increased $1.0 million, or 138% in 2010, compared to 2009, due to additional amortization expense on core deposit intangible assets and non-compete agreements as a result of the OAK acquisition. Intangible asset amortization declined $0.8 million, or 53.5%, in 2009, compared to 2008, due to a number of core deposit intangible assets becoming fully amortized during the latter half of 2008 and early 2009.

Non-loan losses were $0.5 million in 2010, $0.3 million in 2009 and $1.5 million in 2008. Non-loan losses in 2008 included a branch office loss of $0.8 million.

All other categories of operating expenses were $12.4 million in 2010, $10.4 million in 2009 and $11.0 million in 2008. The increase of $2.0 million, or 19.5%, in all other categories of operating expenses in 2010, compared to 2009, was primarily attributable to the acquisition of OAK. The decrease of $0.6 million, or 5.2%, in all other categories of operating expenses in 2009, as compared to 2008, was largely attributable to decreases in postage and courier and telephone expenses.

The Corporation’s efficiency ratio, which measures total operating expenses divided by the sum of net interest income (FTE) and noninterest income, was 62.8% in 2010, 61.4% in 2009 and 57.8% in 2008. The increase in 2010, compared to 2009, was attributable to higher operating expenses due, in part, to transaction related costs attributable to the acquisition of OAK. The increase in 2009, compared to 2008, was attributable to higher operating expenses.

INCOME TAXES

The Corporation’s effective federal income tax rate was 26.0% in 2010, 16.3% in 2009 and 29.5% in 2008. The fluctuations in the Corporation’s effective federal income tax rate reflect changes each year in the proportion of interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits. Based on the Corporation’s assessment of uncertain tax positions during 2010, 2009 and 2008, no adjustments to the federal income tax provision were required. The Corporation had no uncertain tax positions during the three years ended December 31, 2010. The significant increase in the Corporation’s effective federal income tax rate in 2010, compared to 2009, was due to an increase in the Corporation’s pre-tax income and nondeductible acquisition expenses attributable to the OAK transaction, that were partially offset by an increase in tax credits and tax exempt income, also largely due to the OAK transaction.

Tax-exempt income (FTE), net of related nondeductible interest expense, totaled $10.9 million in 2010, $8.0 million in 2009 and $6.5 million in 2008. Tax-exempt income (FTE) as a percentage of total interest income (FTE) was 5.1% in 2010, 4.1% in 2009 and 3.1% in 2008.

Income before income taxes (FTE) was $35.5 million in 2010, $14.9 million in 2009 and $30.5 million in 2008.

LIQUIDITY RISK

Liquidity risk is the possibility of the Corporation being unable to meet current and future financial obligations in a timely manner and the adverse impact on net interest income if the Corporation was unable to meet its funding requirements at a reasonable cost.

Liquidity is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The Corporation’s largest sources of liquidity on a consolidated basis are the deposit base that comes from consumer, business and municipal customers within the Corporation’s local markets, principal payments on loans, cash held at the FRB, unpledged investment securities available-for-sale and federal funds sold. During 2010, total deposits increased $913.6 million, or 26.7%, compared to an increase of $439.3 million, or 14.7%, during 2009. The significant increase in deposits in 2010 was largely attributable to $693 million of deposits acquired in the OAK transaction. The Corporation’s loan-to-deposit ratio decreased to 85.0% at December 31, 2010 from 87.6% at December 31, 2009. At December 31, 2010 and 2009, the Corporation had $440 million and $223 million, respectively, of cash deposits held at the FRB that were not invested in federal funds sold due to the low interest rate environment. In addition, at December 31, 2010, the Corporation had $135 million of unpledged investment securities available-for-sale. The Corporation also has available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.

Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB that are generally secured by real estate residential first lien loans. The Corporation considers advances from the FHLB as its primary wholesale source of liquidity. FHLB advances decreased $15.9 million during 2010 to $74.1 million at December 31, 2010. At December 31, 2010, the Corporation’s additional borrowing availability from the FHLB, based on its FHLB capital stock and subject to certain requirements, was $298 million. At December 31, 2010, if the Corporation acquired an additional $2.1 million of FHLB capital stock, its borrowing availability from the FHLB would increase by another $118 million, resulting in additional borrowing availability from the FHLB of $416 million. See the Borrowed Funds section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 11 to the consolidated financial statements for more information on advances from the FHLB. Chemical Bank can also borrow from the FRB’s discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At December 31, 2010, Chemical Bank maintained an unused borrowing capacity of $30 million with the FRB’s discount window based upon pledged collateral as of that date, although it is management’s opinion that this borrowing capacity could be expanded, if deemed necessary, as Chemical Bank has a significant amount of additional assets that could be used as collateral at the FRB’s discount window.

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

Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. During 2010, Chemical Bank paid $21.3 million in dividends to the Corporation. The Corporation paid cash dividends to shareholders of $21.2 million in 2010. The Corporation’s cash decreased $2.3 million during 2010 to $5.5 million at December 31, 2010, which it held in a deposit account at Chemical Bank as of that date. During 2009, Chemical Bank did not pay any dividends to the Corporation. The Corporation paid cash dividends to shareholders of $28.2 million in 2009. The Corporation’s cash decreased $28.5 million during 2009 to $7.8 million at December 31, 2009. At December 31, 2010, Chemical Bank could pay dividends totaling $17.5 million to the Corporation without Federal Reserve approval. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to the Corporation’s shareholders. Over the long term, cash dividends to shareholders are dependent upon earnings, as well as capital requirements, regulatory restraints and other factors affecting Chemical Bank.

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

The Corporation’s interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast (base case). At December 31, 2010 and 2009, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. These projections were based on the Corporation’s assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and real estate residential and consumer loans. The ALCO regularly monitors the Corporation’s forecasted net interest income sensitivity to ensure that it remains within established limits.

A summary of the Corporation’s interest rate sensitivity at December 31, 2010 and 2009 is as follows:

December 31, 2010
Twelve month interest rate change projection (in basis points)	−200	−100	0	+100	+200

Percent change in net interest income vs. constant rates	(5.3)%	(2.6)%	—	1.6%	2.6%

December 31, 2009
Twelve month interest rate change projection (in basis points)	−200	−100	0	+100	+200

Percent change in net interest income vs. constant rates	(3.0)%	(1.6)%	—	0.6%	0.0%

At December 31, 2010, the Corporation’s model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.6% and 2.6%, respectively, relative to the base case over the next 12 month period, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.6% and 5.3%, respectively, relative to the base case over the next 12 month period. At December 31, 2009, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 0.6% and 0.0%, respectively, relative to the base case over the next 12 month period, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.6% and 3.0%, respectively, relative to the base case over the next 12 month period. The likelihood of a decrease in interest rates beyond 100 basis points at December 31, 2010 and 2009 was considered to be unlikely given prevailing interest rate levels.

The Corporation’s mix of interest-earning assets and interest-bearing liabilities has historically resulted in its interest rate position being liability sensitive. The Corporation modestly adjusted its liability sensitive position by significantly increasing the amount of variable rate investment securities in its investment securities portfolio. Variable rate investment securities at December 31, 2010 of $325 million comprised 44% of total investment securities at that date, compared to $297 million, or 41% of total investment securities, at December 31, 2009 and $155 million, or 28% of total investment securities, at December 31, 2008. In addition, the proportion of variable rate loans in the Corporation’s loan portfolio increased in 2010 due primarily to the acquisition of OAK. At December 31, 2010 and 2009, approximately 28% and 20%, respectively, of the Corporation’s loans were at variable interest rates.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2010, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment is based on the criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2010, its system of internal control over financial reporting was effective and meets the criteria of the “Internal Control — Integrated Framework.” The Corporation’s independent registered public accounting firm that audited the Corporation’s consolidated financial statements included in this annual report has issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2010.

David B. Ramaker	Lori A. Gwizdala
Chairman, Chief Executive Officer	Executive Vice President, Chief Financial Officer
and President	and Treasurer

February 25, 2011	February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Chemical Financial Corporation:

We have audited Chemical Financial Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chemical Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on Chemical Financial Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Chemical Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Chemical Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

Detroit, Michigan
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Chemical Financial Corporation:

We have audited the accompanying consolidated statements of financial position of Chemical Financial Corporation and subsidiaries (the Corporation) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemical Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chemical Financial Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

Detroit, Michigan
February 25, 2011

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
	2010	2009
	(In thousands, except share data)

Assets
Cash and cash equivalents:
Cash and cash due from banks	$91,403	$131,383
Interest-bearing deposits with unaffiliated banks and others	444,762	229,326

Total cash and cash equivalents	536,165	360,709
Investment securities:
Available-for-sale at fair value	578,610	592,521
Held-to-maturity (fair value — $159,188 at December 31, 2010 and $125,730 at December 31, 2009)	165,400	131,297

Total investment securities	744,010	723,818
Other securities	27,133	22,128
Loans held for sale	20,479	8,362
Loans	3,681,662	2,993,160
Allowance for loan losses	(89,530)	(80,841)

Net loans	3,592,132	2,912,319
Premises and equipment	65,961	53,934
Goodwill	113,414	69,908
Other intangible assets	13,521	5,408
Interest receivable and other assets	133,394	94,126

Total Assets	$5,246,209	$4,250,712

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$753,553	$573,159
Interest-bearing	3,578,212	2,844,966

Total deposits	4,331,765	3,418,125
Interest payable and other liabilities	37,533	27,708
Short-term borrowings	242,703	240,568
Federal Home Loan Bank (FHLB) advances	74,130	90,000

Total liabilities	4,686,131	3,776,401
Shareholders’ equity:
Preferred stock, no par value:
Authorized — 200,000 shares, none issued	—	—
Common stock, $1 par value per share:
Authorized — 30,000,000 shares
Issued and outstanding — 27,440,006 shares at December 31, 2010 and 23,891,321 shares at December 31, 2009	27,440	23,891
Additional paid in capital	429,511	347,676
Retained earnings	117,238	115,391
Accumulated other comprehensive loss	(14,111)	(12,647)

Total shareholders’ equity	560,078	474,311

Total Liabilities and Shareholders’ Equity	$5,246,209	$4,250,712

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Interest Income
Interest and fees on loans	$192,247	$172,388	$180,629
Interest on investment securities:
Taxable	11,363	15,385	21,793
Tax-exempt	4,999	3,596	2,882
Dividends on other securities	766	821	1,167
Interest on federal funds sold	—	—	1,666
Interest on deposits with unaffiliated banks and others	1,055	541	199

Total Interest Income	210,430	192,731	208,336
Interest Expense
Interest on deposits	35,895	39,500	54,763
Interest on short-term borrowings	650	906	2,223
Interest on FHLB advances	2,765	4,881	6,097

Total Interest Expense	39,310	45,287	63,083

Net Interest Income	171,120	147,444	145,253
Provision for loan losses	45,600	59,000	49,200

Net Interest Income after Provision for Loan Losses	125,520	88,444	96,053
Noninterest Income
Service charges on deposit accounts	18,562	19,116	20,048
Wealth management revenue	10,106	9,273	10,625
Other charges and fees for customer services	9,599	7,736	6,894
Mortgage banking revenue	3,925	4,412	1,836
Investment securities gains	—	95	1,722
Other-than-temporary impairment loss on investment security	—	—	(444)
Other	280	487	516

Total Noninterest Income	42,472	41,119	41,197
Operating Expenses
Salaries, wages and employee benefits	68,416	60,218	59,227
Occupancy	11,491	10,359	10,221
Equipment and software	13,446	9,723	9,230
Other	43,449	37,310	30,430

Total Operating Expenses	136,802	117,610	109,108

Income Before Income Taxes	31,190	11,953	28,142
Federal income tax expense	8,100	1,950	8,300

Net Income	$23,090	$10,003	$19,842

Net Income Per Common Share
Basic	$0.88	$0.42	$0.83
Diluted	0.88	0.42	0.83
Cash Dividends Declared Per Common Share	0.80	1.18	1.18

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31, 2010, 2009 and 2008
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
(In thousands, except per share data)	Stock	Capital	Earnings	Loss	Total

Balances at January 1, 2008	$23,815	$344,579	$141,867	$(1,797)	$508,464
Comprehensive income:
Net income for 2008			19,842
Other:
Change in net unrealized gains on investment securities available-for-sale, net of tax expense of $606				1,125
Reclassification adjustment for other-than-temporary impairment loss realized on investment security included in net income, net of tax benefit of $156				289
Adjustment for pension and other postretirement benefits, net of tax benefit of $6,703				(12,448)
Comprehensive income					8,808
Cash dividends declared and paid of $1.18 per share			(28,131)		(28,131)
Shares issued — stock options	58	1,450			1,508
Shares issued — directors’ stock purchase plan	8	223			231
Share-based compensation		664			664

Balances at December 31, 2008	23,881	346,916	133,578	(12,831)	491,544
Comprehensive income:
Net income for 2009			10,003
Other:
Change in net unrealized gains on investment securities available-for-sale, net of tax expense of $42				79
Reclassification adjustment for realized gain on call of investment security — available-for-sale included in net income, net of tax expense of $6				(11)
Adjustment for pension and other postretirement benefits, net of tax expense of $63				116
Comprehensive income					10,187
Cash dividends declared and paid of $1.18 per share			(28,190)		(28,190)
Shares issued — stock options	1	35			36
Shares issued — directors’ stock purchase plan	9	235			244
Share-based compensation		490			490

Balances at December 31, 2009	23,891	347,676	115,391	(12,647)	474,311
Comprehensive income:
Net income for 2010			23,090
Other:
Change in net unrealized gains on investment securities available-for-sale, net of tax expense of $140				259
Adjustment for pension and other postretirement benefits, net of tax benefit of $928				(1,723)
Comprehensive income					21,626
Cash dividends declared and paid of $0.80 per share			(21,243)		(21,243)
Shares issued — stock options	1	41			42
Shares and stock options issued in the acquisition of O.A.K. Financial Corporation	3,530	80,167			83,697
Shares issued — directors’ stock purchase plan	12	238			250
Share-based compensation	6	1,389			1,395

Balances at December 31, 2010	$27,440	$429,511	$117,238	$(14,111)	$560,078

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Operating Activities
Net income	$23,090	$10,003	$19,842
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	45,600	59,000	49,200
Gains on sales of loans	(5,986)	(6,431)	(1,790)
Proceeds from sales of loans	281,511	367,796	147,172
Loans originated for sale	(286,317)	(361,264)	(145,943)
Proceeds from sale of trading securities	1,083	—	—
Investment securities net gains	—	(95)	(1,722)
Other-than-temporary impairment loss on investment security	—	—	444
Net gains on sales of other real estate and repossessed assets	(1,394)	(969)	(283)
Net (gain) loss on disposal of premises and equipment, branch bank properties and insurance settlement	865	(162)	(242)
Depreciation of premises and equipment	7,826	6,429	5,878
Amortization of intangible assets	3,609	2,569	2,613
Net amortization of premiums and discounts on investment securities	2,818	815	625
Share-based compensation expense	1,395	490	664
Deferred income tax provision	3,439	(6,977)	(6,882)
Contributions to defined benefit pension plan	(10,000)	(7,500)	—
Net (increase) decrease in interest receivable and other assets	35	(17,973)	(12,284)
Net increase in interest payable and other liabilities	9,325	306	12,378

Net Cash Provided by Operating Activities	76,899	46,037	69,670
Investing Activities
Investment securities — available-for-sale:
Proceeds from maturities, calls and principal reductions	333,878	264,998	161,375
Proceeds from sales	—	78	1,724
Purchases	(253,815)	(408,344)	(107,417)
Investment securities — held-to-maturity:
Proceeds from maturities, calls and principal reductions	47,150	41,511	67,560
Purchases	(81,346)	(75,219)	(73,356)
Other securities:
Proceeds from redemption	2,802	—	14
Purchases	(2,487)	—	(7)
Net increase in loans	(124,985)	(64,754)	(235,110)
Proceeds from sales of other real estate and repossessed assets	18,066	16,950	9,802
Proceeds from sales of branch bank properties and insurance settlement	58	433	554
Purchases of premises and equipment, net	(7,791)	(7,431)	(9,262)
Cash acquired, net of cash paid, in business combination	17,177	—	—

Net Cash Used in Investing Activities	(51,293)	(231,778)	(184,123)
Financing Activities
Net increase in noninterest-bearing and interest-bearing demand deposits and savings accounts	200,829	222,222	111,554
Net increase (decrease) in time deposits	19,570	217,111	(8,351)
Net increase in securities sold under agreements to repurchase	2,135	6,830	36,375
Increase in short-term FHLB advances	—	—	250,000
Repayment of short-term FHLB advances	—	—	(250,000)
Increase in long-term FHLB advances	—	—	65,000
Repayment of long-term FHLB advances	(51,733)	(45,025)	(80,024)
Cash dividends paid	(21,243)	(28,190)	(28,131)
Tax benefits from share-based awards	—	—	140
Proceeds from directors’ stock purchase plan and exercise of stock options	292	280	1,599

Net Cash Provided by Financing Activities	149,850	373,228	98,162

Net Increase (Decrease) in Cash and Cash Equivalents	175,456	187,487	(16,291)
Cash and cash equivalents at beginning of year	360,709	173,222	189,513

Cash and Cash Equivalents at End of Year	$536,165	$360,709	$173,222

Supplemental Disclosures of Cash Flow Information
Interest paid	$40,206	$46,232	$64,629
Federal income taxes paid	9,800	9,725	16,881
Loans transferred to other real estate and repossessed assets	26,429	18,320	21,282
Investment securities — available-for-sale transferred to Investment securities — held-to-maturity	—	—	502
Closed branch bank properties transferred to other assets	—	—	225
Business combination:
Fair value of tangible assets acquired (noncash)	749,916	—	—
Goodwill and identifiable intangible assets acquired	53,310	—	—
Liabilities assumed	736,706	—	—
Common stock and stock options issued	83,697	—	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:

Chemical Financial Corporation (Chemical or the Corporation) operates in a single operating segment — commercial banking. The Corporation is a financial holding company, headquartered in Midland, Michigan, that operates through one commercial bank, Chemical Bank. Byron Bank was acquired in the acquisition of O.A.K. Financial Corporation (OAK) on April 30, 2010 and was consolidated with and into Chemical Bank on July 23, 2010. Chemical Bank operates within the State of Michigan as a state-chartered commercial bank. Chemical Bank operates through an internal organizational structure of four regional banking units and offers a full range of banking and fiduciary products and services to the residents and business customers in the bank’s geographical market areas. The products and services offered by the regional banking units, through branch banking offices, are generally consistent throughout the Corporation, as is the pricing of those products and services. The marketing of products and services throughout the Corporation’s regional banking units is generally uniform, as many of the markets served by the regional banking units overlap. The distribution of products and services is uniform throughout the Corporation’s regional banking units and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.

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

Basis of Presentation and Principles of Consolidation:

The accounting and reporting policies of the Corporation and its subsidiaries conform to GAAP, SEC rules and interpretive releases and prevailing practices within the banking industry. The consolidated financial statements of the Corporation include the accounts of the Corporation and its wholly owned subsidiaries. All significant income and expenses are recorded on the accrual basis. Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements.

The Corporation consolidates variable interest entities (VIEs) in which it is the primary beneficiary. In general, a VIE is an entity that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive return as generated by its operations. If any of these characteristics are present, the entity is subject to a variable interests consolidation model, and consolidation is based on variable interests, not on ownership of the entity’s outstanding voting stock. Variable interests are defined as contractual, ownership, or other monetary interests in an entity that change with fluctuations in the entity’s net asset value. The primary beneficiary consolidates the VIE. The primary beneficiary is defined as the enterprise that has the power to direct the activities and absorb losses or the right to receive benefits.

The Corporation is a significant limited partner in two low income housing tax credit partnerships. These entities meet the definition of VIEs. The Corporation is not the primary beneficiary of either VIE in which it holds a limited partnership interest, and therefore the VIEs are not consolidated in the Corporation’s financial statements. Exposure to loss as a result of its involvement with VIEs at December 31, 2010 was limited to approximately $4.2 million recorded as the Corporation’s investment, which includes unfunded obligations to these projects of $4.1 million. The Corporation’s investment in these projects is recorded in interest receivable and other assets and the future financial obligations are recorded in interest payable and other liabilities in the consolidated statement of financial position at December 31, 2010.

Reclassification:

Certain amounts in the 2009 and 2008 consolidated financial statements and notes thereto have been reclassified to conform with the 2010 presentation. Such reclassifications had no impact on shareholders’ equity or net income.

Use of Estimates:

Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, expected cash flows from acquired loans, fair value amounts related to the acquisition of OAK on April 30, 2010, pension expense, income taxes, goodwill and those assets that require fair value measurement. Actual results could differ from these estimates.

Business Combinations:

On April 30, 2010, the Corporation acquired 100% of OAK for total consideration of $83.7 million. The total consideration consisted of the issuance of 3,529,772 shares of Chemical common stock with a total value of $83.7 million based upon a market price per share of the Corporation’s common stock of $23.70 at the acquisition date, the exchange of 26,425 vested stock options for the outstanding vested stock options of OAK with a value of the exchange at the acquisition date of approximately $41,000, and approximately $8,000 of cash in lieu of fractional shares. The issuance of 3,529,772 shares of Chemical common stock was based on an exchange rate of 1.306 times the 2,703,009 outstanding shares of OAK at the acquisition date.

Pursuant to the guidance of ASC Topic 805, Business Combinations (ASC 805) effective for all acquisitions with closing dates after January 1, 2009, the Corporation recognized the assets acquired and the liabilities assumed in the OAK acquisition at their fair values as of the acquisition date with the related acquisition and restructuring costs expensed in the current period. The Corporation recorded $43.5 million of goodwill in conjunction with the acquisition, which represented the purchase price over the fair values of the identifiable net assets acquired. Additionally, the Corporation recorded $9.8 million of other intangible assets as a result of the OAK acquisition attributable to core deposits, mortgage servicing rights and non-compete agreements acquired.

ASC 805 affords a measurement period beyond the acquisition date that allows the Corporation the opportunity to finalize the acquisition accounting in the event that new information is identified that existed as of the acquisition date but was not known by the Corporation at that time. The Corporation anticipated that measurement period adjustments could arise from adjustments to the fair values of assets and liabilities recognized at the acquisition date as additional information is obtained, such as appraisals of collateral securing loans and other borrower information. In the event that a measurement period adjustment is identified, the Corporation will recognize the adjustment as part of its acquisition accounting, which may result in an adjustment to goodwill being recorded.

See Note 2 for further information regarding the OAK acquisition.

Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, interest-bearing deposits with unaffiliated banks and others and federal funds sold, with original maturities of less than 90 days. Generally, federal funds are sold for one-day periods. At December 31, 2010 and 2009, the Corporation did not have any federal funds sold. Amounts reported under interest-bearing deposits with unaffiliated banks and others include interest-bearing savings and time deposits held at other financial institutions and overnight funds held at the Federal Reserve Bank (FRB) in lieu of federal funds sold.

Investment Securities:

Investment securities include investments in debt, trust preferred and preferred stock securities. Investment securities are accounted for in accordance with FASB ASC Topic 320, Investments-Debt and Equity Securities (ASC 320), which requires investments to be classified within one of three categories (trading, held-to-maturity or available-for-sale). The Corporation held no trading investment securities at December 31, 2010 or 2009.

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

The Corporation assesses equity and debt securities that have fair values below amortized cost basis to determine whether declines (impairment) are other-than-temporary. Effective April 1, 2009, in accordance with FASB Staff Position FAS 115-2 and FAS 124-2,

Recognition and Presentation of Other-Than-Temporary Impairments (later codified in ASC 320), if the Corporation intends to sell a security or it is more-likely-than-not that the Corporation will be required to sell the security prior to the recovery of its amortized cost, an other-than-temporary impairment write down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If the Corporation does not intend to sell a security and it is not more-likely-than-not that the Corporation would be required to sell a security before the recovery of its amortized cost basis, then the recognition of the impairment is bifurcated. For a security where the impairment is bifurcated, the impairment is separated into an amount representing the credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. Prior to April 1, 2009, all declines in fair value deemed to be other-than-temporary were reflected in earnings as realized losses. In assessing whether OTTI exists, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the potential for impairments in an entire industry or sub-sector and (iv) the potential for impairments in certain economically depressed geographical locations.

Other Securities:

Other securities consisted of Federal Home Loan Bank of Indianapolis (FHLB) stock of $18.7 million at December 31, 2010 and $16.2 million at December 31, 2009 and FRB stock of $8.4 million at December 31, 2010 and $5.9 million at December 31, 2009. Other securities are recorded at cost or par, which is deemed to be the net realizable value of these assets. The Corporation is required to own FHLB stock and FRB stock in accordance with its membership in these organizations. The FHLB requires its members to provide a five-year advance notice of any request to redeem FHLB stock.

Originated Loans:

Originated loans include all of the Corporation’s portfolio loans, excluding loans acquired in the OAK transaction.

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

Loan interest income is recognized on the accrual basis. The past due status of a loan is based on the loan’s contractual terms. A loan is placed in the nonaccrual category when principal or interest is past due 90 days or more (except for real estate residential loans that are transferred at 120 days past due) unless the loan is both well-secured and in the process of collection, or earlier when, in the opinion of management, there is sufficient reason to doubt the collectibility of principal or interest. Interest previously accrued, but not collected, is reversed and charged against interest income at the time the loan is placed in nonaccrual status. The subsequent recognition of interest income on a nonaccrual loan is then recognized only to the extent cash is received and where future collection of principal is probable. Loans are returned to accrual status when principal and interest payments are brought current, payments have been received consistently for a period of time and collectibility is no longer in doubt.

Nonperforming loans of the originated portfolio are comprised of those loans accounted for on a nonaccrual basis, accruing loans contractually past due 90 days or more as to interest or principal payments (120 days or more past due on real estate residential loans) and loans modified under troubled debt restructurings (nonperforming originated loans).

Loans modified under troubled debt restructurings involve granting a concession to a borrower who is facing financial difficulty. Concessions generally include modifications to original loan terms, including changes to a loan’s payment schedule or interest rate, which generally would not otherwise be considered. The Corporation’s loans modified under troubled debt restructurings continue on accrual status. However, if the borrower’s ability to meet the revised payment schedule is not reasonably assured or the borrower does not make payments in accordance with the modified loan terms, the loan is moved to nonaccrual status.

Loans Acquired in a Business Combination:

Loans with an outstanding principal balance of $683 million were acquired in the acquisition of OAK. The Corporation recognized a fair value discount on the loans acquired that was, in part attributable to deterioration in credit quality. The fair value discount was recorded as a reduction of the loans’ outstanding principal balances in the consolidated statement of financial position (acquired loans). Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be impaired. In the assessment of credit quality deterioration, the Corporation must make numerous assumptions, interpretations and judgments using internal and third-party credit quality information to determine whether it is probable that the Corporation will be able to collect all contractually required payments. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved.

Evidence of credit quality deterioration as of the purchase date may include credit metrics such as past due and nonaccrual status, recent borrower credit scores and loan-to-value percentages. Those loans that qualify under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30), are recorded at fair value at acquisition, which involves estimating the expected cash flows to be received. Accordingly, the associated allowance for loan losses related to these loans is not carried over at the acquisition date. ASC 310-30 also allows investors to aggregate loans acquired into loan pools that have common risk characteristics and thereby use a composite interest rate and expectation of cash flows expected to be collected for the loan pools. Loans with an outstanding principal balance of $105 million at the acquisition date were determined to be loans with deteriorated credit quality and, therefore, met the scope criteria set forth in ASC 310-30. Further, the Corporation understands, as outlined in the AICPA’s open letter to the Office of the Chief Accountant of the SEC dated December 18, 2009 and pending further standard setting, that for acquired loans that do not meet the scope criteria of ASC 310-30, a company may elect to account for such acquired loans pursuant to the provisions of either ASC 310-20, Nonrefundable Fees and Other Costs, or ASC 310-30. The Corporation elected to apply ASC 310-30 by analogy to loans that were determined not to have deteriorated credit quality with an outstanding principal balance of $578 million at the acquisition date and will follow the accounting and disclosure guidance of ASC 310-30 for these loans. Accordingly, the Corporation applied ASC 310-30 to the entire loan portfolio acquired in the acquisition of OAK with an outstanding principal balance of $683 million at the acquisition date. None of the acquired loans are classified as debt securities.

Acquired loans were recorded at fair value without a carryover of OAK’s allowance for loan losses. The calculation of the fair value of the acquired loans entails estimating the amount and timing of both principal and interest cash flows expected to be collected on such loans and then discounting those cash flows at market interest rates. The excess of a loan’s expected cash flows at the acquisition date over its estimated fair value is referred to as the “accretable yield,” which is recognized into interest income over the remaining life of the loan on a level-yield basis. The difference between a loan’s contractually required principal and interest payments at the acquisition date and the cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference,” which includes an estimate of future credit losses expected to be incurred over the life of the loan and interest payments that are not expected to be collected. The estimate of expected credit losses was determined based on due diligence performed by executive and senior officers of the Corporation, with assistance from third-party consultants. Decreases to the expected cash flows in subsequent periods will require the Corporation to record a provision for loan losses. Improvements in expected cash flows in future periods will result in reversing a portion of the nonaccretable difference, which is then classified as part of the accretable yield and subsequently recognized into interest income over the remaining life of the loan.

Under the provisions of ASC 310-30, the Corporation aggregated acquired loans into 14 pools based upon common risk characteristics, including types of loans, commercial type loans with similar risk grades and whether loans were performing or nonperforming. A pool is considered a single unit of accounting for the purposes of applying the guidance as described above. A loan will be removed from a pool of acquired loans only if the loan is sold, foreclosed, paid off or written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and the cash, fair value of the collateral, or other assets received would not affect the effective yield used to recognize the accretable difference on the remaining pool. The Corporation estimated the cash flows expected to be collected over the life of the pools of loans at acquisition, and will estimate quarterly thereafter, based on a set of assumptions including expectations as to default rates, prepayment rates and loss severities. In the event that the updated expected cash flows increase in a pool from those originally projected at acquisition date, the Corporation will adjust the accretable yield amount with a resulting change in the amount recognized in interest income in subsequent periods. In the event that the updated expected cash flows in a pool decrease from those originally projected at the acquisition date, the Corporation will consider that loan pool impaired, which results in the Corporation accruing a charge to the provision for loan losses.

Impaired Loans:

A loan is defined to be impaired when it is probable that payment of principal and interest will not be made in accordance with the contractual terms of the loan agreement. In the originated loan portfolio, all nonaccrual loans and loans modified under troubled debt restructurings have been determined by the Corporation to meet the definition of an impaired loan. In addition, other commercial, real estate commercial, real estate construction and land development loans in the originated loan portfolio may be considered impaired loans. Loans in the acquired portfolio that meet the definition of an impaired loan are included in impaired loans, even though the amortization of the accretable yield results in interest income recognition on these loans. Impaired loans are carried at the present value of expected cash flows discounted at the loan’s effective interest rate or at the estimated fair value of the collateral, if the loan is collateral dependent. A portion of the allowance for loan losses may be allocated to impaired loans. All impaired commercial, real estate commercial, real estate construction and land development loans, as well as real estate residential loans modified under troubled debt restructurings, are evaluated individually to determine whether or not a valuation allowance is required.

Allowance for Loan Losses:

The allowance for loan losses (allowance) is presented as a reserve against loans. The allowance represents management’s assessment of probable loan losses inherent in the Corporation’s loan portfolio.

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

The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, but that have not been specifically identified. The Corporation utilizes its own loss experience to estimate inherent losses on loans. Internal risk ratings are assigned to each commercial, real estate commercial, real estate construction and land development loan at the time of approval and are subject to subsequent periodic reviews by senior management. The Corporation performs a detailed credit quality review quarterly on all loans greater than $0.25 million that have deteriorated below certain levels of credit risk, and may allocate a specific portion of the allowance to such loans based upon this review. A portion of the allowance is allocated to the remaining loans by applying projected loss ratios, based on numerous factors. Projected loss ratios incorporate factors such as recent charge-off experience, trends with respect to adversely risk-rated commercial, real estate commercial, real estate construction and land development loans, trends with respect to past due and nonaccrual loans, changes in economic conditions and trends, changes in the value of underlying collateral and other credit risk factors. This evaluation involves a high degree of uncertainty.

Management maintains an unallocated allowance to recognize the uncertainty and imprecision underlying the process of estimating inherent loan losses. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocation methodology discussed above, involves the exercise of judgment. The unallocated allowance associated with the imprecision in the risk rating system is based generally on a historical evaluation of the accuracy of the risk ratings associated with loans.

Although the Corporation allocates portions of the allowance to specific loans and loan types, the entire allowance is available for any loan losses that occur. Loans that are deemed not collectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance. Collection efforts may continue and recoveries may occur after a loan is charged off against the allowance.

Various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgment reflecting information available to them at the time of their examinations.

Mortgage Banking Operations:

The origination of real estate residential (mortgage) loans is an integral component of the business of the Corporation. The Corporation generally sells its originations of long-term fixed interest rate mortgage loans in the secondary market. Gains and losses on the sales of these loans are determined using the specific identification method. The Corporation sells mortgage loans in the secondary market on either a servicing retained or released basis.

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

The Corporation recognizes revenue associated with the expected future cash flows of servicing loans at the time a forward loan commitment is made, as required under Securities and Exchange Commission Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings.

The Corporation accounts for mortgage servicing rights (MSRs) by separately recognizing servicing assets. An asset is recognized for the rights to service mortgage loans that are created by the origination of mortgage loans that are sold with the servicing retained by the Corporation. The recognition of the asset results in an increase in the gains recognized upon the sale of the mortgage loans sold. The Corporation amortizes MSRs in proportion to and over the period of net servicing income and assesses MSRs for impairment based on fair value quarterly. Prepayments of mortgage loans result in increased amortization of MSRs, as the remaining book value of the MSRs is expensed at the time of prepayment. Any impairment of MSRs is recognized as a valuation allowance, resulting in a reduction of mortgage banking revenue. The valuation allowance is recovered when impairment that is believed to be temporary no longer exists. Other-than-temporary impairments are recognized if the recoverability of the carrying value is determined to be remote. When this occurs, the unrecoverable portion of the valuation allowance is recorded as a direct write-down to the carrying value of MSRs. This direct write-down permanently reduces the carrying value of the MSRs, precluding recognition of subsequent recoveries. For purposes of measuring fair value, the Corporation utilizes a third-party modeling software program. Servicing income is recognized when earned and includes amortization of MSRs.

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

Other Real Estate:

Other real estate (ORE) is comprised of commercial and residential real estate properties, including vacant land and development properties, obtained in partial or total satisfaction of loan obligations. ORE is recorded at the lower of cost or the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer to ORE and management’s estimate of the fair value of the collateral, with any difference between the fair value of the property and the carrying value of the loan charged to the allowance for loan losses. Subsequent changes in fair value of ORE are recognized as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Changes in the fair value of ORE subsequent to transfer to ORE are recorded in other operating expenses on the consolidated statements of income. Gains or losses not previously recognized resulting from the sale of ORE are also recognized in other operating expenses on the date of sale. ORE totaling $27.0 million and $17.2 million at December 31, 2010 and 2009, respectively, is included in the consolidated statements of financial position in interest receivable and other assets.

Intangible Assets:

Intangible assets consist of goodwill, core deposit intangible assets, noncompete agreements and MSRs. Goodwill is not amortized, but rather is subject to impairment tests annually, or more frequently if triggering events occur and indicate potential impairment. Core deposit intangible assets are amortized over periods ranging from 10 to 15 years primarily on an accelerated basis, as applicable. Noncompete agreements are amortized over the term of the agreement on a straight-line basis. MSRs are amortized in proportion to, and over the life of, the estimated net future servicing income of the underlying loans.

Share-based Compensation:

The Corporation has granted stock options, stock awards and restricted stock performance units to certain executive and senior management employees. The Corporation accounts for share-based compensation expense using the modified-prospective transition method. Under that method, compensation expense is recognized for share-based awards granted after December 31, 2005, based on the estimated grant date fair value as computed using the Black-Scholes option pricing model and the probability of issuance for performance based awards. The fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service period. The fair value of restricted stock performance units is recognized as compensation expense over the requisite performance period.

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

Federal Home Loan Bank Advances, Short-term and Long-term:

Federal Home Loan Bank advances are borrowings from the FHLB to fund short-term liquidity needs as well as a portion of the loan and investment securities portfolios. These advances are secured, under a blanket security agreement, by first lien real estate residential loans with an aggregate book value equal to at least 155% of the FHLB advances and the FHLB stock owned by the Corporation. FHLB advances with an original maturity of one year or less are classified as short-term and FHLB advances with an original maturity of more than one year are classified as long-term.

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

The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Corporation to record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At December 31, 2010 and 2009, the Corporation had not elected the fair value option for any financial assets or liabilities.

Pension and Postretirement Benefit Plan Actuarial Assumptions:

The Corporation’s defined benefit pension, supplemental pension and postretirement benefit obligations and related costs are calculated using actuarial concepts and measurements. Two critical assumptions, the discount rate and the expected long-term rate of return on plan assets, are important elements of expense and/or benefit obligation measurements. Other assumptions involve employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increase, as well as health care costs. The Corporation evaluates all assumptions annually.

The discount rate enables the Corporation to state expected future benefit payments as a present value on the measurement date. As of December 31, 2010 and 2009, the Corporation determined the discount rate by utilizing the results from a discount rate model which involves selecting a portfolio of bonds to settle the projected benefit payments of the defined benefit pension plan. The selected bond portfolio is derived from a universe of corporate bonds rated at Aa quality. After the bond portfolio is selected, a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plan’s benefit payments which represents the discount rate. A lower discount rate increases the present value of benefit obligations and increases pension, supplemental pension and postretirement benefit expenses.

To determine the expected long-term rate of return on defined benefit pension plan assets, the Corporation considers the current and expected asset allocation of the defined benefit pension plan, as well as historical and expected returns on each asset class. A lower expected rate of return on defined benefit pension plan assets will increase pension expense.

The Corporation recognizes the over- or under-funded status of a plan as an other asset or other liability in the consolidated statements of financial position as measured by the difference between the fair value of the plan assets and the projected benefit obligation and any unrecognized prior service costs and actuarial gains and losses are recognized as a component of accumulated other comprehensive income (loss). The Corporation also measures defined benefit plan assets and obligations as of the date of the Corporation’s fiscal year-end. For measurement purposes, the Corporation utilizes a measurement date of December 31.

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

The Corporation and its subsidiaries file a consolidated federal income tax return. The provision for federal income taxes is based on income and expenses, as reported in the consolidated financial statements, rather than amounts reported on the Corporation’s federal income tax return. The difference between the federal statutory income tax rate and the Corporation’s effective federal income tax rate is primarily a function of the proportion of the Corporation’s interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits. When income and expenses are recognized in different periods for tax purposes than for book purposes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date of the change.

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

Income tax positions are evaluated to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50% likely to be realized. Reserves for contingent tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of audits or examinations.

Earnings Per Common Share:

Basic earnings per common share for the Corporation is computed by dividing net income by the weighted average number of common shares outstanding during the period. Basic earnings per common share excludes any dilutive effect of common stock equivalents.

Diluted earnings per common share for the Corporation is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents using the treasury stock method. Average shares of common stock for diluted net income per common share include shares to be issued upon exercise of stock options granted under the Corporation’s stock option plans, restricted stock performance units that may be converted to stock, stock to be issued under the deferred stock compensation plan for non-employee directors and stock to be issued under the stock purchase plan for non-employee advisory directors. For any period in which a loss is recorded, the assumed exercise of stock options, restricted stock performance units that may be converted to stock and stock to be issued under the deferred stock compensation plan and the stock purchase plan would have an anti-dilutive impact on the loss per common share and thus are excluded in the diluted earnings per common share calculation. The following summarizes the numerator and denominator of the basic and diluted earnings per common share computations for the years ended December 31:

	2010	2009	2008
	(In thousands, except per share data)

Numerator for both basic and diluted earnings per common share, net income	$23,090	$10,003	$19,842

Denominator for basic earnings per common share, weighted average common shares outstanding	26,276	23,890	23,840
Weighted average common stock equivalents	29	19	13

Denominator for diluted earnings per common share	26,305	23,909	23,853

Basic earnings per common share	$0.88	$0.42	$0.83
Diluted earnings per common share	0.88	0.42	0.83

The average number of exercisable employee stock option awards outstanding that were “out-of-the-money,” whereby the option exercise price per share exceeded the market price per share at year-end, and therefore, were not included in the computation of diluted earnings per common share was 597,710 for the year ended December 31, 2010, 529,571 for the year ended December 31, 2009 and 532,765 for the year ended December 31, 2008.

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

The components of accumulated other comprehensive loss, net of related tax benefits (expense), were as follows:

	December 31,
	2010	2009	2008
	(In thousands)
Net unrealized gains on investment securities available-for-sale, net of related tax expense of $1,786 at December 31, 2010, $1,646 at December 31, 2009 and $1,610 at December 31, 2008	$3,317	$3,058	$2,990
Pension and other postretirement benefits adjustment, net of related tax benefit of $9,384 at December 31, 2010, $8,456 at December 31, 2009 and $8,519 at December 31, 2008	(17,428)	(15,705)	(15,821)

Accumulated other comprehensive loss	$(14,111)	$(12,647)	$(12,831)

Pending Accounting Pronouncements:

Fair Value Measurements and Disclosures:  In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires reporting entities to make new disclosures about recurring and nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements, on a gross basis, in the reconciliation of Level 3 fair value measurements. ASU 2010-06 also requires disclosure of fair value measurements by “class” instead of by “major category” as well as any changes in valuation techniques used during the reporting period. For disclosures of Level 1 and Level 2 activity, fair value measurements by “class” and changes in valuation techniques, ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with disclosures for previous comparative periods prior to adoption not required. The adoption of this portion of ASU 2010-06 on January 1, 2010 did not have a material impact on the Corporation’s consolidated financial condition or results of operations. For the reconciliation of Level 3 fair value measurements, ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this portion of ASU 2010-06 on January 1, 2011 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

Goodwill Impairment Testing:  In December 2010, the FASB issued ASU No. 2010-28, Intangibles (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 provides guidance on (1) the circumstances under which step 2 of the goodwill impairment test must be performed for reporting units with zero or negative carrying amounts, and (2) the qualitative factors to be taken into account when performing step 2 in determining whether it is more-likely-than-not that an impairment exists. ASU 2010-28 is effective for public entities with fiscal years beginning after December 15, 2010, with early adoption prohibited. Upon initial application, all entities having reporting units with zero or negative carrying amounts are required to assess whether it is more-likely-than-not that impairment exists and any resulting goodwill impairment should be recognized as a cumulative-effect adjustment to opening retained earnings in the period of adoption. The adoption of ASU 2010-28 on January 1, 2011 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

Pro Forma Disclosure Requirements for Business Combinations:  In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29). ASU 2010-29 clarifies that pro forma revenue and earnings for a business combination occurring in the current year should be presented as though the business combination occurred as of the beginning of the year or, if comparative financial statements are presented, as though the business combination took place as of the beginning of the comparative year. ASU 2010-29 also amends existing guidance to expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring adjustments directly attributable to the business combination included in the pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations consummated on or after the start of the first annual reporting period beginning after December 15, 2010, with early adoption permitted. The adoption of ASU 2010-29 on January 1, 2011 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

Deferral of Troubled Debt Restructuring Disclosures:  In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (ASU 2011-01). For public entities, ASU 2011-01 delays the effective date for certain disclosures about loans modified under troubled debt restructurings included in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20). The new effective date for the loans modified under troubled debt restructuring disclosures will be concurrent with the effective date of FASB’s proposed ASU, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. ASU 2011-01 does not change the effective date for other disclosures required by public entities in ASU 2010-20. The adoption of ASU 2011-01 once effective is not expected to have a material impact on the Corporation’s consolidated financial condition or results of operations.

NOTE 2 — ACQUISITION

O.A.K. Financial Corporation

On April 30, 2010, the Corporation acquired 100% of OAK for total consideration of $83.7 million. The total consideration consisted of the issuance of 3,529,772 shares of Chemical common stock with a total value of $83.7 million based upon a price per share of the Corporation’s common stock of $23.70 at the acquisition date, the exchange of 26,425 vested stock options for the outstanding vested stock options of OAK with a value of the exchange at the acquisition date of approximately $41,000 and approximately $8,000 of cash in lieu of fractional shares. The issuance of 3,529,772 shares of Chemical common stock was based on an exchange rate of 1.306 times the 2,703,009 outstanding shares of OAK at the acquisition date. There were no contingencies resulting from the acquisition.

OAK, a bank holding company, owned Byron Bank, which provided traditional commercial banking services and products through 14 banking offices serving communities in Ottawa, Allegan and Kent counties in west Michigan. Byron Bank owned two operating subsidiaries, Byron Investment Services, which offered mutual fund products, securities, brokerage services, retirement planning services and investment management and advisory services, and O.A.K. Title Insurance Agency, which offered title insurance to buyers and sellers of residential and commercial properties. As a result of the consolidation of Byron Bank with and into Chemical Bank on July 23, 2010, these two subsidiaries became subsidiaries of Chemical Bank. O.A.K. Title Insurance Agency was legally dissolved on August 31, 2010 and Byron Investment Services is expected to be dissolved in 2011, as these products and services are currently being offered through existing subsidiaries of Chemical Bank. At the acquisition date, OAK had total assets of $820 million, total loans of $627 million and total deposits of $693 million.

Upon acquisition, the OAK loan portfolio had contractually required principal and interest payments receivable of $683 million and $97 million, respectively, expected principal and interest cash flows of $636 million and $88 million, respectively, and a fair value of $627 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $56 million at the acquisition date, with $47 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $97 million at the acquisition date. At December 31, 2010, the outstanding contractual principal balance and the carrying amount of the acquired loan portfolio were $597 million and $552 million, respectively, and there was no related allowance for loan losses at that date.

Activity for the accretable yield, which includes contractually due interest, of acquired loans since the acquisition date follows:

Accretable
Yield
(In thousands)

Balance at acquisition date	$96,859
Additions	—
Disposals	—
Accretion recognized in interest income	(23,996)
Reclassification from (to) nonaccretable difference	—

Balance at December 31, 2010	$72,863

The amounts reported for the accretable yield at the acquisition date and accretion recognized in interest income were revised during the fourth quarter of 2010 from amounts previously reported due to the Corporation updating its analysis of contractually required and expected interest cash flows. These revisions did not have an impact on the Corporation’s financial condition or results of operations.

In connection with the acquisition of OAK, the Corporation recorded $43.5 million of goodwill. Goodwill recorded is primarily attributable to the synergies and economies of scale expected from combining the operations of Chemical and OAK. In addition, the Corporation recorded $9.8 million of other intangible assets in conjunction with the acquisition. The other intangible assets represent the value attributable to core deposits, mortgage servicing rights and non-compete agreements acquired.

As of the acquisition date, Byron Bank became a wholly owned subsidiary of the Corporation. Byron Bank was consolidated with and into Chemical Bank on July 23, 2010. The $43.5 million of goodwill recognized in the acquisition of OAK was allocated at the acquisition date to Byron Bank and, therefore, upon the consolidation of Byron Bank with and into Chemical Bank, the goodwill of $43.5 million and other intangible assets of $9.8 million became intangible assets of Chemical Bank.

The results of the merged OAK operations are presented within the Corporation’s consolidated financial statements from the acquisition date. The disclosure of OAK’s post-acquisition revenue and net income is not practical due to the combining of Byron Bank’s operations with and into Chemical Bank on July 23, 2010. Acquisition-related transaction expenses associated with the OAK acquisition totaled $4.3 million during 2010 and $0.8 million during 2009.

The summary computation of the purchase price, including adjustments to reflect OAK’s assets acquired and liabilities assumed at fair value and the allocation of the purchase price to the net assets of OAK is presented below. The acquisition accounting presented below may be further adjusted during a measurement period of up to one year beyond the acquisition date that provides the Corporation with the opportunity to finalize the acquisition accounting in the event that new information is identified that existed as of the acquisition date but was not known by the Corporation at that time.

A summary of the purchase price and the excess of the purchase price over the fair value of adjusted net assets acquired (goodwill) was as follows (in thousands, except per share data):

Fair value of Chemical common shares issued at April 30, 2010 (3,529,772 shares at the market price of $23.70 per share)	$83,656
Fair value of OAK options converted to Chemical options	41
Cash paid in lieu of fractional shares	8

Total purchase price	$83,705

Net assets acquired:
OAK shareholders’ equity	$68,379
Adjustments to reflect fair value of net assets acquired:
Loans	(56,296)
Allowance for loan losses	15,250
Deferred tax asset, net	15,020
Premises and equipment	(1,718)
Core deposit intangibles	8,404
Other intangible assets	1,244
Deposits	(4,833)
Federal Home Loan Bank advances	(1,436)
Other assets and liabilities	(3,815)

Fair value of adjusted net assets acquired	40,199

Goodwill recognized as a result of the OAK transaction	$43,506

The following schedule summarizes the original acquisition date estimated fair values and the adjustments to the fair values of assets acquired and liabilities assumed from OAK from the acquisition date through December 31, 2010. Subsequent to the original acquisition date valuation of assets and liabilities, the Corporation obtained additional appraisal information about the fair value of premises and equipment, revised its assumptions regarding the timing and expected loss experience related to certain acquired loans and received updated information regarding the valuation of the core deposit intangible asset and the measurement of various other assets and liabilities acquired, which resulted in an increase to the goodwill recognized in the transaction of $4.3 million.

	Original		Revised
	Allocation	Adjustments	Allocation
	(In thousands)

Assets
Cash and cash equivalents	$17,185	$—	$17,185
Investment securities	69,561	—	69,561
Other securities	5,320	—	5,320
Loans	630,575	(3,718)	626,857
Premises and equipment	14,645	(1,718)	12,927
Goodwill	39,241	4,265	43,506
Other intangible assets	10,314	(510)	9,804
Deferred tax asset, net	18,547	2,452	20,999
Interest receivable and other assets	15,023	(771)	14,252

Total assets	$820,411	$—	$820,411

Liabilities
Deposits	$693,241	$—	$693,241
Interest payable and other liabilities	7,602	—	7,602
Federal Home Loan Bank (FHLB) advances	35,863	—	35,863

Total liabilities	736,706	—	736,706

Total purchase price	$83,705	$—	$83,705

Other intangible assets acquired in the OAK acquisition at the acquisition date consisted of the following (dollars in thousands):

	Fair	Weighted	Amortization
Other Intangible Assets:	Value	Avg. Life	Method

Core deposit intangible assets	$8,435	4.7 years	Accelerated basis
Mortgage servicing rights	691	3.0 years	Accelerated basis
Non-compete agreements	678	1.4 years	Straight-line

Total	$9,804

The following unaudited pro forma combined results of operations of Chemical and OAK presents results as if the acquisition had been completed as of the beginning of each period indicated. The unaudited pro forma combined results of operations are presented solely for information purposes and are not intended to represent or be indicative of the consolidated results of operations that Chemical would have reported had this transaction been completed as of the dates and for the periods presented, nor are they necessarily indicative of future results. In particular, no adjustments have been made to eliminate the amount of OAK’s provision for loan losses incurred prior to the acquisition date that would not have been necessary had the acquired loans been recorded at fair value as of the beginning of each period indicated. In accordance with SEC Regulation S-X, Article 11, transaction costs directly attributable to the acquisition have been excluded.

Unaudited Pro Forma Combined Results of Operations

	Years Ended December 31,
	2010	2009
	(In thousands, except per share data)

Interest income	$223,821	$234,329
Interest expense	41,852	57,095

Net interest income	181,969	177,234
Provision for loan losses	48,800	69,050

Net interest income after provision for loan losses	133,169	108,184
Noninterest income	47,255	51,917
Operating expenses	141,232	144,696

Income before income taxes	39,192	15,405
Federal income tax expense	10,690	2,402

Net income	$28,502	$13,003

Net income per common share:
Basic	$1.04	$0.47
Diluted	1.04	0.47
Weighted average shares outstanding:
Basic	27,436	27,420
Diluted	27,466	27,439

NOTE 3 — INVESTMENT SECURITIES

The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at December 31, 2010 and 2009:

Investment Securities Available-for-Sale:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

December 31, 2010
Government sponsored agencies	$117,167	$394	$40	$117,521
State and political subdivisions	45,951	326	231	46,046
Residential mortgage-backed securities	132,683	4,439	187	136,935
Collateralized mortgage obligations	233,202	911	192	233,921
Corporate bonds	43,115	99	467	42,747
Preferred stock	1,389	51	—	1,440

Total	$573,507	$6,220	$1,117	$578,610

December 31, 2009
Government sponsored agencies	$190,920	$1,228	$163	$191,985
State and political subdivisions	3,506	56	—	3,562
Residential mortgage-backed securities	150,325	4,174	294	154,205
Collateralized mortgage obligations	223,806	298	346	223,758
Corporate bonds	19,260	209	458	19,011

Total	$587,817	$5,965	$1,261	$592,521

Investment Securities Held-to-Maturity:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

December 31, 2010
State and political subdivisions	$154,900	$2,106	$1,758	$155,248
Trust preferred securities	10,500	—	6,560	3,940

Total	$165,400	$2,106	$8,318	$159,188

December 31, 2009
State and political subdivisions	$120,447	$1,954	$679	$121,722
Residential mortgage-backed securities	350	33	—	383
Trust preferred securities	10,500	—	6,875	3,625

Total	$131,297	$1,987	$7,554	$125,730

The majority of the Corporation’s residential mortgage-backed securities and collateralized mortgage obligations are backed by a U.S. government agency (Government National Mortgage Association) or a government sponsored enterprise (Federal Home Loan Mortgage Association or Federal National Mortgage Association).

At December 31, 2010, the Corporation held $10.5 million of trust preferred investment securities that were recorded as held-to-maturity, with $10.0 million of these securities representing a 100% interest in a trust preferred investment security of a small non-public bank holding company in Michigan that has been assessed by the Corporation as financially strong. The remaining $0.5 million represents a 10% interest in another trust preferred investment security of a small non-public bank holding company located in Michigan that incurred net losses in both 2010 and 2009, although remained well-capitalized under regulatory guidelines at December 31, 2010.

At December 31, 2010, it was the Corporation’s opinion that the market for trust preferred investment securities was not active, and thus, in accordance with GAAP, when there is a significant decrease in the volume and activity for an asset or liability in relation to normal market activity, adjustments to transaction or quoted prices may be necessary or a change in valuation technique or multiple valuation techniques may be appropriate. The fair values of the trust preferred investment securities were based upon a calculation of discounted cash flows. The cash flows were discounted based upon both observable inputs and appropriate risk adjustments that market participants would make for nonperformance, illiquidity and issuer specifics. An independent third party provided the Corporation with observable inputs based on the existing market and insight into appropriate rate of return adjustments that market participants would require for the additional risk associated with a single issue investment security of this nature. Using a model that incorporated the average current yield of publicly traded performing trust preferred securities of large financial institutions with no known material financial difficulties at December 31, 2010, and adjusted for both illiquidity and the specific characteristics of the issuer, such as size, leverage position and location, the Corporation calculated an implied yield of 38% on its $10.0 million trust preferred investment security and 28% for its $0.5 million trust preferred investment security. Based upon these implied yields, the fair values of the trust preferred investment securities were calculated by the Corporation at $3.8 million and $0.1 million, respectively, resulting in a combined impairment of $6.6 million. At December 31, 2010, the Corporation concluded that the $6.6 million of combined impairment on the trust preferred investment securities was temporary in nature.

The following is a summary of the amortized cost and fair value of investment securities at December 31, 2010, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

Investment Securities Available-for-Sale:

	December 31, 2010
	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$202,421	$203,847
Due after one year through five years	257,662	259,650
Due after five years through ten years	70,216	70,824
Due after ten years	41,819	42,849
Preferred stock	1,389	1,440

Total	$573,507	$578,610

Investment Securities Held-to-Maturity:

	December 31, 2010
	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$18,259	$18,313
Due after one year through five years	65,394	66,102
Due after five years through ten years	50,290	50,187
Due after ten years	31,457	24,586

Total	$165,400	$159,188

The following schedule summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized losses at December 31, 2010 and 2009, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position. Investment securities acquired in the OAK transaction were recorded at fair value at the acquisition date of April 30, 2010, and are included in the following schedule based upon the length of time that individual securities were in a continuous unrealized loss position since the OAK acquisition date.

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Government sponsored agencies	$20,117	$40	$—	$—	$20,117	$40
State and political subdivisions	71,900	1,863	3,800	126	75,700	1,989
Residential mortgage-backed securities	26,117	187	—	—	26,117	187
Collateralized mortgage obligations	57,556	170	9,616	22	67,172	192
Corporate bonds	24,683	317	2,341	150	27,024	467
Trust preferred securities	—	—	3,940	6,560	3,940	6,560

Total	$200,373	$2,577	$19,697	$6,858	$220,070	$9,435

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Government sponsored agencies	$47,633	$163	$—	$—	$47,633	$163
State and political subdivisions	30,959	530	1,955	149	32,914	679
Residential mortgage-backed securities	26,709	294	—	—	26,709	294
Collateralized mortgage obligations	100,832	311	9,364	35	110,196	346
Corporate bonds	218	6	2,031	452	2,249	458
Trust preferred securities	—	—	3,625	6,875	3,625	6,875

Total	$206,351	$1,304	$16,975	$7,511	$223,326	$8,815

An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security, as of December 31, 2010, represented an OTTI. Management believed that the unrealized losses on investment securities at December 31, 2010 were temporary in nature and due primarily to changes in interest rates, increased credit spreads and reduced market liquidity and not as a result of credit-related issues. Unrealized losses of $6.6 million in the trust preferred securities portfolio, related to trust preferred securities of two well-capitalized bank holding companies in Michigan, were attributable to illiquidity in certain financial markets. The Corporation performed an analysis of the creditworthiness of these issuers and concluded that, at December 31, 2010, the Corporation expected to recover the entire amortized cost basis of these investment securities.

As of December 31, 2010, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, as of December 31, 2010, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. Additionally, no impairment loss was realized in the Corporation’s consolidated statement of income for 2010. However, there is no assurance that OTTI may not occur in the future.

Investment securities with a book value of $435.2 million at December 31, 2010 were pledged to secure public fund deposits, short-term borrowings and for other purposes as required by law; at December 31, 2009, the corresponding amount was $452.9 million.

NOTE 4 — LOANS

The Corporation monitors and assesses the credit risk of its loan portfolio using the classes set forth below. These classes also represent the segments by which the Corporation monitors the performance of its loan portfolio and estimates its allowance for loan losses.

Commercial — Loans to varying types of businesses, including municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital, operational needs and term financing of equipment. Repayment of such loans is generally provided through operating cash flows of the business. Commercial loans are predominately secured by equipment, inventory, accounts receivable, personal guarantees of the owner and other sources of repayment, although the Corporation may also secure commercial loans with real estate.

Real estate commercial — Loans secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development.

Real estate construction — Secured loans for the construction of business properties. Real estate construction loans often convert to a real estate commercial loan at the completion of the construction period.

Land development — Secured development loans are made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date. Land development loans at December 31, 2010 were primarily comprised of loans to develop residential properties.

Real estate residential — Loans secured by one- to four-family residential properties generally with fixed interest rates of fifteen years or less. The loan-to-value ratio at the time of origination is generally 80% or less. Real estate residential loans with a loan-to-value ratio of more than 80% generally require private mortgage insurance.

Consumer installment — Loans to consumers primarily for the purpose of home improvements and acquiring automobiles, recreational vehicles and boats. These loans consist of relatively small amounts that are spread across many individual borrowers.

Home equity — Loans whereby consumers utilize equity in their personal residence, generally through a second mortgage, as collateral to secure the loan.

Commercial, real estate commercial, real estate construction and land development loans are referred to as the Corporation’s commercial loan portfolio, while real estate residential, consumer installment and home equity loans are referred to as the Corporation’s consumer loan portfolio.

A summary of loans at December 31, 2010 and December 31, 2009 follows:

	December 31,
	2010	2009
	(In thousands)

Commercial loan portfolio:
Commercial	$818,997	$584,286
Real estate commercial	1,076,971	785,675
Real estate construction	89,234	74,742
Land development	53,386	46,563

Subtotal	2,038,588	1,491,266

Consumer loan portfolio:
Real estate residential	798,046	739,380
Consumer installment	503,132	485,360
Home equity	341,896	277,154

Subtotal	1,643,074	1,501,894

Total loans	$3,681,662	$2,993,160

Chemical Bank has extended loans to its directors, executive officers and their affiliates. These loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time and did not involve more than the normal risk of repayment by the borrower. The aggregate loans outstanding to the directors, executive officers and their affiliates totaled approximately $14.6 million at December 31, 2010 and $18.4 million at December 31, 2009. During 2010 and 2009, there were $23.5 million and $28.3 million, respectively, of new loans and other additions, while repayments and other reductions totaled $27.3 million and $24.8 million, respectively.

Loans held for sale, comprised of fixed-rate real estate residential loans, were $20.5 million at December 31, 2010 and $8.4 million at December 31, 2009. The Corporation sold real estate residential loans totaling $275 million in 2010 and $361 million in 2009. The only loans purchased by the Corporation during 2010 were those acquired in the OAK acquisition, as discussed in Note 2. There were no loans purchased in 2009.

Credit Quality Monitoring

The Corporation maintains loan policies and credit underwriting standards as part of the process of managing credit risk. These standards include making loans generally only within the Corporation’s market areas. The Corporation’s lending markets generally consist of communities across the middle to southern and western sections of the lower peninsula of Michigan. The Corporation’s lending market areas do not include the southeastern portion of Michigan. The Corporation has no foreign loans.

The Corporation has a loan approval process involving underwriting and individual and group loan approval authorities to consider credit quality and loss exposure at loan origination. The loans in the Corporation’s commercial loan portfolio are risk rated at origination based on the grading system set forth below. The approval authority of relationship managers is established based on experience levels, with credit decisions greater than $1.0 million requiring group loan authority approval, except for four executive and senior officers who have varying limits exceeding $1.0 million and up to $2.5 million. With respect to the group loan authorities, the Corporation has a loan committee, consisting of certain executive and senior officers, that meets weekly to consider loans in the amount of $1.0 million to $2.5 million. A directors’ loan committee, consisting of ten members of the board of directors, including the chief executive officer, and the senior credit officer, meets bi-weekly to consider loans in the amount of $2.5 million to $10 million. Loans over $10 million require the approval of the board of directors.

The majority of the Corporation’s consumer loan portfolio is comprised of secured loans that are relatively small and are evaluated at origination on a centralized basis against standardized underwriting criteria. The ongoing measurement of credit quality of the consumer loan portfolio is largely done on an exception basis. If payments are made on schedule, as agreed, then no further monitoring is performed. However, if delinquency occurs, the delinquent loans are turned over to the Corporation’s collection department for resolution, which generally occurs fairly rapidly and often through repossession and foreclosure. Credit quality for the entire consumer loan portfolio is measured by the periodic delinquency rate, nonaccrual amounts and actual losses incurred.

Loans in the commercial loan portfolio tend to be larger and more complex than those in the consumer loan portfolio, and therefore, are subject to more intensive monitoring. All loans in the commercial loan portfolio have an assigned relationship manager, and most borrowers provide periodic financial and operating information that allows the relationship managers to stay abreast of credit quality during the life of the loans. The risk ratings of loans in the commercial loan portfolio are reassessed at least annually, with loans below an acceptable risk rating reassessed more frequently and reviewed by various loan committees within the Corporation at least quarterly.

The Corporation maintains a centralized independent loan review function that monitors the approval process and on-going asset quality of the loan portfolio, including the accuracy of loan grades. The Corporation also maintains an independent appraisal review function that participates in the review of all appraisals obtained by the Corporation.

Credit Quality Indicators

The Corporation uses a nine grade risk rating system to monitor the ongoing credit quality of its commercial loan portfolio. These loan grades rank the credit quality of a borrower by measuring liquidity, debt capacity, coverage and payment behavior as shown in the borrower’s financial statements. The loan grades also measure the quality of the borrower’s management and the repayment support offered by any guarantors. A summary of the Corporation’s loan grades (or, characteristics of the loans within each grade) follows:

Risk Grades 1-5 (Acceptable Credit Quality) — All loans in risk grades 1 — 5 are considered to be acceptable credit risks by the Corporation and are grouped for purposes of allowance for loan loss considerations and financial reporting. The five grades essentially represent a ranking of loans that are all viewed to be of acceptable credit quality, taking into consideration the various factors mentioned above, but with varying degrees of financial strength, debt coverage, management and factors that could impact credit quality. Business credits within risk grades 1 — 5 range from Risk Grade 1: Prime Quality (factors include: excellent business credit; excellent debt capacity and coverage; outstanding management; strong guarantors; superior liquidity and net worth; favorable loan-to-value ratios; debt secured by cash or equivalents, or backed by the full faith and credit of the U.S. Government) to Risk Grade 5: Acceptable Quality With Care (factors include: acceptable business credit, but with added risk due to specific industry or internal situations).

Risk Grade 6 (Watch) — A business credit that is not acceptable within the Corporation’s loan origination criteria; cash flow may not be adequate or is continually inconsistent to service current debt; financial condition has deteriorated as company trends/management have become inconsistent; the company is slow in furnishing quality financial information; working capital needs of the company are reliant on short-term borrowings; personal guarantees are weak and/or with little or no liquidity; the net worth of the company has deteriorated after recent or continued losses; the loan requires constant monitoring and attention from the Corporation; payment delinquencies becoming more serious; if left uncorrected, these potential weaknesses may, at some future date, result in deterioration of repayment prospects.

Risk Grade 7 (Substandard — Accrual) — A business credit that is inadequately protected by the current financial net worth and paying capacity of the obligor or of the collateral pledged, if any; management has deteriorated or has become non-existent; quality financial information is unattainable; a high level of maintenance is required by the Corporation; cash flow can no longer support debt requirements; loan payments are continually and/or severely delinquent; negative net worth; personal guaranty has become insignificant; a credit that has a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. The Corporation still expects a full recovery of all contractual principal and interest payments; however, a possibility exists that the Corporation will sustain some loss if deficiencies are not corrected.

Risk Grade 8 (Substandard — Nonaccrual) — A business credit accounted for on a nonaccrual basis that has all the weaknesses inherent in a loan classified as risk grade 7 with the added characteristic that the weaknesses are so pronounced that, on the basis of current financial information, conditions, and values, collection in full is highly questionable; a partial loss is possible and interest is no longer being accrued. This loan meets the definition of an impaired loan. The risk of loss requires analysis to determine whether a valuation allowance needs to be established.

Risk Grade 9 (Substandard — Doubtful) — A business credit that has all the weaknesses inherent in a loan classified as risk grade 8 and interest is no longer being accrued, but additional deficiencies make it highly probable that liquidation will not satisfy the majority of the obligation; the primary source of repayment is nonexistent and there is doubt as to the value of the secondary source of repayment; the possibility of loss is likely, but current pending factors could strengthen the credit. This loan meets the definition of an impaired loan. A loan charge-off is recorded when management deems an amount uncollectible; however, the Corporation will establish a valuation allowance for probable losses, if required.

The Corporation considers all loans graded 1-5 as acceptable credit risks and structures and manages such relationships accordingly. Periodic financial and operating data combined with regular loan officer interactions are deemed adequate to monitor borrower performance. Loans with risk grades of 6 and 7 are considered “watch credits” and the frequency of loan officer contact and receipt of financial data is increased to stay abreast of borrower performance. Loans with risk grades of 8 and 9 are considered problematic and require special care. Further, loans with risk grades of 6-9 are managed and monitored regularly through a number of processes, procedures and committees, including oversight by a loan administration committee comprised of executive and senior management of the Corporation, which includes highly structured reporting of financial and operating data, intensive loan officer intervention and strategies to exit, as well as potential management by the Corporation’s special assets group.

The following schedule presents the recorded investment of loans in the commercial loan portfolio by risk rating categories at December 31, 2010:

	Commercial Loan Portfolio Credit Exposure
	Credit Risk Profile by Creditworthiness Category
		Real Estate	Real Estate	Land
	Commercial	Commercial	Construction	Development	Total
	(In thousands)

Originated Portfolio:
Risk Grades 1-5	$619,150	$656,471	$67,907	$15,797	$1,359,325
Risk Grade 6	22,173	39,653	737	8,935	71,498
Risk Grade 7	16,480	35,471	551	983	53,485
Risk Grade 8	16,061	57,287	—	6,537	79,885
Risk Grade 9	607	3,271	—	2,430	6,308

Total	$674,471	$792,153	$69,195	$34,682	$1,570,501

Acquired Portfolio:
Risk Grades 1-5	$119,943	$249,495	$19,796	$12,667	$401,901
Risk Grade 6	10,236	18,202	—	—	28,438
Risk Grade 7	6,050	14,896	—	457	21,403
Risk Grade 8	8,282	2,225	243	5,580	16,330
Risk Grade 9	15	—	—	—	15

Total	$144,526	$284,818	$20,039	$18,704	$468,087

The Corporation evaluates the credit quality of loans in the consumer loan portfolio, based primarily on the aging status of the loan and payment activity. Accordingly, nonaccrual loans, loans past due as to principal or interest 90 days or more and loans modified under troubled debt restructurings of the originated portfolio and acquired loans past due in accordance with the loans’ original contractual terms are considered in a nonperforming status for purposes of credit quality evaluation. The following schedule presents the recorded investment of loans in the consumer loan portfolio based on the credit risk profile of loans in a performing status and loans in a nonperforming status at December 31, 2010:

	Consumer Loan Portfolio Credit Exposure
	Credit Risk Profile Based on
	Aging Status and Payment Activity
	Real Estate	Consumer		Total
	Residential	Installment	Home Equity	Consumer
	(In thousands)

Originated Loans:
Performing	$733,461	$495,203	$286,854	$1,515,518
Nonperforming	37,638	1,846	3,895	43,379

Total	$771,099	$497,049	$290,749	$1,558,897

Acquired Loans:
Performing	$25,406	$6,083	$50,873	$82,362
Nonperforming	1,541	—	274	1,815

Total	$26,947	$6,083	$51,147	$84,177

Nonperforming Loans

Nonperforming loans include nonaccrual loans, accruing loans past due 90 days or more as to interest or principal payments and loans modified under troubled debt restructurings of the originated portfolio. Due to the application of ASC 310-30, nonperforming loans at December 31, 2010 do not include $21.4 million of acquired loans that were not performing in accordance with the loans’ contractual terms as a market yield adjustment was recognized on these loans in interest income. Accordingly, the Corporation recognized $0.7 million of interest income on these acquired loans during 2010. The risk of credit loss on acquired loans was recognized as part of the fair value adjustment at the acquisition date.

A summary of nonperforming loans follows:

	December 31,
	2010	2009	2008
	(In thousands)

Nonaccrual loans:
Commercial	$16,668	$19,309	$16,324
Real estate commercial	60,558	49,419	27,344
Real estate construction and land development	8,967	15,184	15,310
Real estate residential	12,083	15,508	12,175
Consumer installment and home equity	4,686	7,169	5,313

Total nonaccrual loans	102,962	106,589	76,466
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	530	1,371	1,652
Real estate commercial	1,350	3,971	9,995
Real estate construction and land development	1,220	1,990	759
Real estate residential	3,253	3,614	3,369
Consumer installment and home equity	1,055	787	1,087

Total accruing loans contractually past due 90 days or more as to interest or principal payments	7,408	11,733	16,862
Loans modified under troubled debt restructurings:
Commercial and real estate commercial	15,057	—	—
Real estate residential	22,302	17,433	—

Total loans modified under troubled debt restructurings	37,359	17,433	—

Total nonperforming loans	$147,729	$135,755	$93,328

There was no interest income recognized on nonaccrual loans during 2010, 2009 and 2008 while the loans were in nonaccrual status. During 2010, the Corporation recognized $1.1 million of interest income on these loans while they were in an accruing status. Additional interest income that would have been recorded on these loans had they been current in accordance with their original terms was $5.9 million in 2010, $6.1 million in 2009 and $3.7 million in 2008. During 2010, the Corporation recognized interest income of $0.9 million on loans modified under troubled debt restructurings-commercial and commercial real estate and $0.9 million on loans modified under troubled debt restructurings-residential.

The Corporation’s loans modified under troubled debt restructurings-commercial and real estate commercial generally consist of allowing commercial borrowers to defer scheduled principal payments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loan’s contractual term. The Corporation does not expect to incur a loss on these loans based on its assessment of the borrowers’ expected cash flows, and accordingly, no additional provision for loan losses has been recognized related to these loans. Additionally, these loans are individually evaluated for impairment and transferred to nonaccrual status when it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the contractual terms of the loan.

The Corporation’s loans modified under troubled debt restructurings-real estate residential generally consist of reducing a borrower’s monthly payments by decreasing the interest rate charged on the loan for a specified period of time (generally 24 months). The Corporation recognized $0.6 million and $0.8 million of additional provision for loan losses during 2010 and 2009, respectively, related to impairment on these loans based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. These loans are moved to nonaccrual status when the loan becomes 90 days past due as to principal or interest and sooner if conditions warrant.

At December 31, 2010, there were $1.7 million of commercial loans and $3.3 million of real estate residential loans included in loans modified under troubled debt restructurings that were past due 31 to 89 days and none past due 90 days or more.

Impaired Loans

Impaired loans include nonaccrual loans and loans modified under troubled debt restructurings of the originated portfolio, which totaled $140.3 million at December 31, 2010. Impaired loans also include acquired loans that were not performing in accordance with their contractual terms, which totaled $21.4 million at December 31, 2010.

The following schedule presents impaired loans by portfolio segment/class at December 31, 2010:

					Interest
				Average	Income
		Unpaid	Related	Annual	Recognized
	Recorded	Principal	Valuation	Recorded	While on
	Investment	Balance	Allowance	Investment	Impaired Status
	(In thousands)

Impaired loans with a valuation allowance:
Commercial	$8,289	$8,675	$2,947	$12,035	$—
Real estate commercial	34,681	35,744	11,356	30,764	—
Real estate construction	—	—	—	—	—
Land development	1,881	1,984	663	2,939	—
Real estate residential	22,302	22,302	806	18,890	878

Subtotal	67,153	68,705	15,772	64,628	878

Impaired loans with no related valuation allowance:
Commercial	28,597	39,927	—	18,030	1,114
Real estate commercial	38,689	51,722	—	36,629	371
Real estate construction	—	—	—	—	—
Land development	10,498	15,039	—	9,888	84
Real estate residential	12,083	12,083	—	11,989	—
Consumer installment	1,751	1,751	—	1,691	—
Home equity	2,935	2,935	—	2,834	—

Subtotal	94,553	123,457	—	81,061	1,569

Total impaired loans:
Commercial	36,886	48,602	2,947	30,065	1,114
Real estate commercial	73,370	87,466	11,356	67,393	371
Real estate construction	—	—	—	—	—
Land development	12,379	17,023	663	12,827	84
Real estate residential	34,385	34,385	806	30,879	878
Consumer installment	1,751	1,751	—	1,691	—
Home equity	2,935	2,935	—	2,834	—

Total	$161,706	$192,162	$15,772	$145,689	$2,447

The difference between a loan’s recorded investment and the unpaid principal balance represents either (a) for impaired loans of the originated portfolio, a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management’s assessment that the full collection of the loan balance is not likely or (b) for acquired loans that meet the definition of an impaired loan, fair value adjustments recognized at the acquisition date attributable to expected credit losses and the discounting of expected cash flows at market interest rates. The difference between the recorded investment and the unpaid principal balance of $30.5 million at December 31, 2010 includes confirmed losses (partial charge-offs) of $19.8 million and fair value discount adjustments of $10.7 million. At December 31, 2010, there was no valuation allowance required for acquired loans, as no material changes in expected cash flows had occurred since the acquisition date.

The following schedule presents a summary of impaired loans between those with and without a valuation allowance at December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009	2008
	(In thousands)

Impaired loans with a valuation allowance:
Commercial, real estate commercial, real estate construction and land development	$44,851	$38,217	$30,306
Real estate residential	22,302	17,433	—

Subtotal	67,153	55,650	30,306

Impaired loans with no valuation allowance:
Commercial, real estate commercial, real estate construction and land development	77,784	45,695	28,672
Real estate residential	12,083	15,508	12,175
Consumer installment and home equity	4,686	7,169	5,313

Subtotal	94,553	68,372	46,160

Total	$161,706	$124,022	$76,466

Average balance of impaired loans during the year	$145,689	$110,895	$67,727

A summary of the valuation allowance on impaired loans follows:

	December 31,
	2010	2009	2008
	(In thousands)

Valuation allowance on impaired commercial portfolio loans	$14,966	$10,507	$9,179
Valuation allowance on impaired real estate residential loans	806	681	—

Total	$15,772	$11,188	$9,179

The following schedule presents the aging status of the recorded investment in loans by portfolio segment/class at December 31, 2010.

			Accruing
			Loans
	31-59	60-89	Past Due
	Days	Days	90 Days	Nonaccrual	Total		Total
	Past Due	Past Due	or More	Loans	Past Due	Current	Loans
	(In thousands)

Originated Portfolio:
Commercial	$6,788	$3,645	$530	$16,668	$27,631	$646,840	$674,471
Real estate commercial	9,960	4,139	1,350	60,558	76,007	716,146	792,153
Real estate construction	689	—	—	—	689	68,506	69,195
Land development	—	119	1,220	8,967	10,306	24,376	34,682
Real estate residential	1,126	6,610	3,253	12,083	23,072	748,027	771,099
Consumer installment	6,179	1,741	95	1,751	9,766	487,283	497,049
Home equity	3,046	825	960	2,935	7,766	282,983	290,749

Total	$27,788	$17,079	$7,408	$102,962	$155,237	$2,974,161	$3,129,398

Acquired Portfolio:
Commercial	$131	$64	$10,445	$—	$10,640	$133,886	$144,526
Real estate commercial	993	—	3,302	—	4,295	280,523	284,818
Real estate construction	736	—	243	—	979	19,060	20,039
Land development	2,697	—	5,580	—	8,277	10,427	18,704
Real estate residential	685	—	1,541	—	2,226	24,721	26,947
Consumer installment	19	43	—	—	62	6,021	6,083
Home equity	85	34	274	—	393	50,754	51,147

Total	$5,346	$141	$21,385	$—	$26,872	$525,392	$552,264

Allowance for Loan Losses

The allowance for loan losses (allowance) provides for probable losses in the originated loan portfolio that have been identified with specific customer relationships and for probable losses believed to be inherent in the remainder of the originated loan portfolio but that have not been specifically identified. The allowance is comprised of specific allowances (assessed for originated loans that have known credit weaknesses), pooled allowances based on assigned risk ratings and historical loan loss experience for each loan type, and an unallocated allowance for imprecision in the subjective nature of the specific and pooled allowance methodology. Management evaluates the allowance on a quarterly basis in an effort to ensure the level is adequate to absorb probable losses inherent in the loan portfolio.

The Corporation’s allowance at December 31, 2010 did not include losses inherent in the acquired loan portfolio, as an allowance was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair value at the date of acquisition, with the estimated fair value including a component for estimated credit losses. A portion of the allowance, however, may be set aside in the future, related to the acquired loans, if an acquired loan pool experiences a decrease in expected cash flows as compared to those projected at the acquisition date. An allowance related to acquired loans was not required at December 31, 2010 due to no material changes in expected cash flows since the date of acquisition.

Changes in the allowance were as follows for the years ended December 31:

	2010	2009	2008
	(In thousands)

Balance at beginning of year:	$80,841	$57,056	$39,422
Provision for loan losses	45,600	59,000	49,200
Loan charge-offs	(40,486)	(38,686)	(33,942)
Loan recoveries	3,575	3,471	2,376

Net loan charge-offs	(36,911)	(35,215)	(31,566)

Balance at end of year	$89,530	$80,841	$57,056

In determining the allowance and the related provision for loan losses, the Corporation considers four principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired commercial, real estate commercial, real estate construction and land development loans, (ii) allocations established for adversely-rated commercial, real estate commercial, real estate construction and land development loans and nonaccrual real estate residential, consumer installment and home equity loans, (iii) allocations, by loan classes, on all other loans based principally on the most recent three years of historical loan loss experience and loan loss trends and (iv) an unallocated allowance based on the imprecision in the overall allowance methodology.

The first element reflects the Corporation’s estimate of probable losses based upon the systematic review of impaired commercial, real estate commercial, real estate construction and land development loans in the originated portfolio. These estimates are based upon a number of objective factors, such as payment history, financial condition of the borrower and discounted collateral exposure. The Corporation measures the investment in an impaired loan based on one of three methods: the loan’s observable market price; the fair value of the collateral; or, the present value of expected future cash flows discounted at the loan’s effective interest rate. At December 31, 2010 loans in the commercial loan portfolio that were in nonaccrual status were valued based on the fair value of the collateral securing the loan, while the impaired loans in the commercial loan portfolio that were modified under troubled debt restructurings and in an accrual status were valued based on the present value of expected future cash flows discounted at the loan’s effective interest rate. It is the Corporation’s general policy to, at least annually, obtain new appraisals on impaired loans that are primarily secured by real estate. When the Corporation determines that the fair value of the collateral is less than the carrying value of an impaired loan on nonaccrual status and a portion is deemed not collectible, the portion of the impairment that is deemed not collectible is charged off (confirmed loss) and deducted from the allowance. The remaining carrying value of the impaired loan is classified as a nonperforming loan. When the Corporation determines that the fair value of the collateral is less than the carrying value of an impaired loan but believes it is probable it will recover this impairment, the Corporation establishes a valuation allowance for such impairment.

The second element reflects the application of the Corporation’s loan grade risk rating system. This risk rating system is similar to those employed by state and federal banking regulators. Loans in the commercial loan portfolio that are risk rated below a certain predetermined risk grade and nonaccrual real estate residential and nonaccrual consumer installment and home equity loans are assigned a loss allocation factor that is based upon a historical analysis of actual loan losses incurred and a valuation of the type of collateral securing the loans.

The third element is determined by assigning allocations based principally upon the three-year average of loss experience for each class of loan. Average losses may be adjusted based on current loan loss experience and delinquency trends. This component considers the lagging impact of historical charge-off ratios in periods where future loan charge-offs are expected to increase or decrease, trends in delinquencies and nonaccrual loans, the changing portfolio mix in terms of collateral, average loan balance, loan growth and the degree of seasoning in the various loan portfolios. Loan loss analyses are performed quarterly.

The fourth element is based on factors that cannot be associated with a specific credit or loan class and reflects an attempt to ensure that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in the estimates of loan losses. Management maintains an unallocated allowance to recognize the uncertainty and imprecision underlying the process of estimating inherent loan losses in the loan portfolio. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocation methodology discussed above, involves the exercise of judgment. The unallocated allowance associated with the imprecision in the risk rating system is based on a historical evaluation of the accuracy of the risk ratings associated with loans. This unallocated portion of the allowance is judgmentally determined and generally serves to compensate for the uncertainty in estimating inherent losses, particularly in times of changing economic conditions, and also considers the possibility of improper risk ratings. The unallocated portion of the allowance also takes into consideration economic conditions within the State of Michigan and nationwide, including unemployment levels, industry-wide loan delinquency rates, and declining commercial and residential real estate values and historically high inventory levels of residential lots, condominiums and single family houses held for sale.

Acquired loans are aggregated into pools based upon common risk characteristics. On a quarterly basis, the expected future cash flow of each pool is estimated based on various factors including changes in property values of collateral dependent loans, default rates, loss severities and prepayment speeds. Decreases in estimates of expected cash flows within a pool generally result in a charge to the provision for loan losses and a corresponding increase in the allowance allocated to acquired loans for the particular pool. Increases in estimates of expected cash flows within a pool generally result in first a reduction in the allowance allocated to acquired loans for the particular pool, and then as an adjustment to the accretable yield for the pool, which will increase amounts recognized in interest income in subsequent periods.

The following schedule presents, by loan portfolio segment/class, the changes in the allowance for the year ended December 31, 2010 and details regarding the balance in the allowance and the recorded investment in loans at December 31, 2010 by impairment evaluation method.

	Commercial Loan Portfolio				Consumer Loan Portfolio
		Real Estate	Real Estate	Land	Real Estate	Consumer	Home
	Commercial	Commercial	Construction	Development	Residential	Installment	Equity	Subtotal	Unallocated	Total
	(In thousands)

Changes in allowance for loan losses in 2010:
Beginning balance	$19,078	$23,964	$1,388	$3,809	$13,627	$11,554	$5,726	$79,146	$1,695	$80,841
Provision for loan losses	10,663	19,061	905	988	4,616	3,872	4,441	44,546	1,054	45,600
Charge-offs	(8,430)	(10,811)	(755)	(1,784)	(8,041)	(6,289)	(4,376)	(40,486)	—	(40,486)
Recoveries	921	426	—	20	543	1,604	61	3,575	—	3,575

Ending balance	$22,232	$32,640	$1,538	$3,033	$10,745	$10,741	$5,852	$86,781	$2,749	$89,530

Allowance for loan losses balance at December 31, 2010 attributable to:
Loans individually evaluated for impairment	$2,947	$11,356	$—	$663	$806	$—	$—	$15,772	$—	$15,772
Loans collectively evaluated for impairment	19,285	21,284	1,538	2,370	9,939	10,741	5,852	71,009	2,749	73,758
Loans acquired with deteriorated credit quality(1)	—	—	—	—	—	—	—	—	—	—

Total	$22,232	$32,640	$1,538	$3,033	$10,745	$10,741	$5,852	$86,781	$2,749	$89,530

Recorded investment (loan balance) at December 31, 2010:
Loans individually evaluated for impairment	$21,982	$70,301	$—	$8,967	$22,302	$—	$—	$123,552	$—	$123,552
Loans collectively evaluated for impairment	652,489	721,852	69,195	25,715	748,797	497,049	290,749	3,005,846	—	3,005,846
Loans acquired with deteriorated credit quality(1)	144,526	284,818	20,039	18,704	26,947	6,083	51,147	552,264	—	552,264

Total	$818,997	$1,076,971	$89,234	$53,386	$798,046	$503,132	$341,896	$3,681,662	$—	$3,681,662

(1)	Loans acquired with deteriorated credit quality and loans that the Corporation elected to apply ASC 310-30 by analogy were originally recorded at fair value at the acquisition date and the risk of credit loss was recognized at that date based on estimates of expected cash flows. There have been no material changes in expected cash flows since the acquisition date.

NOTE 5 — PREMISES AND EQUIPMENT

A summary of premises and equipment follows:

	December 31,
	2010	2009
	(In thousands)

Land	$17,344	$11,787
Buildings	78,286	69,864
Equipment	51,123	47,890

	146,753	129,541
Accumulated depreciation	(80,792)	(75,607)

Total Premises and Equipment	$65,961	$53,934

NOTE 6 — GOODWILL

Goodwill was $113.4 million at December 31, 2010 and $69.9 million at December 31, 2009. During 2010, the Corporation acquired OAK, which resulted in the recognition of $43.5 million of goodwill. Goodwill recognized in the OAK transaction was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and OAK. No amount of goodwill recorded in conjunction with the OAK acquisition is deductible for tax purposes. The Corporation’s goodwill impairment review is performed annually as of September 30 of each year by management, or more frequently if triggering events occur and indicate potential impairment, and is additionally reviewed by an independent third-party appraisal firm. The Corporation determined that no triggering events occurred that indicated impairment from the most recent valuation date through December 31, 2010. The income and market approach methodologies prescribed in FASB ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), were utilized to estimate the value of the Corporation’s goodwill. The income approach quantifies the present value of future economic benefits by capitalizing or discounting the cash flows of a business. This approach considers projected dividends, earnings, dividend paying capacity and future residual value. The market approach estimates the fair value of the entity by comparing it to similar companies that have recently been acquired or companies that are publicly traded on an organized exchange. The market approach includes a comparison of the financial condition of the entity against the financial characteristics and pricing information of comparable companies. Based on the results of these valuations, the Corporation’s goodwill was not impaired at December 31, 2010 or 2009.

NOTE 7 — OTHER ACQUIRED INTANGIBLE ASSETS

The following sets forth the carrying amounts, accumulated amortization and amortization expense of other acquired intangible assets:

	December 31, 2010			December 31, 2009
	Original	Accumulated	Carrying	Original	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Core deposit intangible assets	$26,468	$17,062	$9,406	$18,033	$15,702	$2,331
Non-compete agreements	678	345	333	—	—	—

	$27,146	$17,407	$9,739	$18,033	$15,702	$2,331

In conjunction with the OAK acquisition in 2010, the Corporation recorded $8.4 million in core deposit intangible assets and $0.7 million in non-compete agreements during 2010. There were no additions of other acquired intangible assets during 2009.

Amortization expense on other acquired intangible assets for the years ended December 31 follows (in thousands):

2010	$1,705
2009	719
2008	1,543

Estimated amortization expense on other acquired intangible assets for the years ending December 31 follows (in thousands):

2011	$1,860
2012	1,469
2013	1,309
2014	1,146
2015	1,066
2016 and thereafter	2,889

Total	$9,739

NOTE 8 — MORTGAGE SERVICING RIGHTS

For the three years ended December 31, 2010, activity for capitalized MSRs was as follows:

	2010	2009	2008
	(In thousands)

Beginning of year	$3,077	$2,191	$2,283
Acquired	691	—	—
Additions	1,918	2,736	978
Amortization	(1,904)	(1,850)	(1,070)

End of year	$3,782	$3,077	$2,191

Loans serviced for others that have servicing rights capitalized	$891,937	$755,122	$604,478

Fair value of MSRs at end of year	$5,674	$4,776	$2,287

The fair value of MSRs was estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration expected prepayment rates, discount rates, servicing costs and other economic factors that are based on current market conditions. The prepayment rates and the discount rate are the most significant factors affecting valuation of the MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. Expected loan prepayment rates are validated by a third-party model. At December 31, 2010, the weighted average coupon rate of the portfolio was 5.25% and the discount rate was 8.4%.

During 2010 and 2009, the Corporation did not establish an MSR valuation allowance, as the estimated fair value of MSRs exceeded the recorded book value.

NOTE 9 — DEPOSITS

A summary of deposits follows:

	December 31,
	2010	2009
	(In thousands)

Noninterest-bearing demand	$753,553	$573,159
Interest-bearing demand	855,327	623,510
Savings	1,129,839	934,413
Time deposits over $100,000	508,196	408,955
Other time deposits	1,084,850	878,088

Total deposits	$4,331,765	$3,418,125

Excluded from total deposits are demand deposit account overdrafts (overdrafts) which have been classified as loans. At December 31, 2010 and 2009, overdrafts totaled $2.7 million and $3.1 million, respectively. Time deposits with remaining maturities of less than one year were $909.1 million at December 31, 2010. Time deposits with remaining maturities of one year or more were $683.9 million at December 31, 2010. The maturities of these time deposits are as follows: $311.3 million in 2012, $180.4 million in 2013, $80.2 million in 2014, $22.4 million in 2015 and $89.6 million thereafter.

NOTE 10 — SHORT-TERM BORROWINGS

A summary of short-term borrowings follows:

					Maximum
		Weighted Average	Average Amount	Weighted Average	Outstanding
	Ending	Interest Rate At	Outstanding	Interest Rate	At Any
	Balance	Year-End	During Year	During Year	Month-End
	(Dollars in thousands)

December 31, 2010
Securities sold under agreements to repurchase	$242,703	0.22%	$249,725	0.26%	$259,534

December 31, 2009
Securities sold under agreements to repurchase	$240,568	0.27%	$232,185	0.39%	$240,568

December 31, 2008
Securities sold under agreements to repurchase	$233,738	0.48%	$196,155	1.09%	$233,738

FHLB advances — short-term	—	—	8,593	0.93	$70,000

Total	$233,738	0.48%	$204,748	1.08%

NOTE 11 — FEDERAL HOME LOAN BANK ADVANCES

FHLB advances outstanding at December 31, 2010 and 2009 are presented below:

	December 31, 2010		December 31, 2009
		Weighted Average		Weighted Average
	Ending	Interest Rate	Ending	Interest Rate
	Balance	At Year-End	Balance	At Year-End
	(Dollars in thousands)

Fixed-rate advances	$74,130	3.07%	$50,000	2.75%
Convertible fixed-rate advances	—	—	40,000	5.88

Total FHLB advances	$74,130	3.07%	$90,000	4.14%

FHLB advances, short-term and long-term, are collateralized by a blanket lien on qualified one- to four-family residential mortgage loans. At December 31, 2010, the carrying value of these loans was $743.6 million. FHLB advances totaled $74.1 million at December 31, 2010 and were comprised solely of long-term advances. On April 30, 2010, the Corporation acquired $35.9 million of FHLB advances in conjunction with the OAK acquisition, of which $24.1 million were outstanding at December 31, 2010. The Corporation’s additional borrowing availability through the FHLB, subject to the FHLB’s credit requirements and policies and based on the amount of FHLB stock owned by the Corporation, was $298.4 million at December 31, 2010.

Prepayments of fixed-rate advances are subject to prepayment penalties under the provisions and conditions of the credit policy of the FHLB. The Corporation did not incur any prepayment penalties in 2010, 2009 or 2008. The FHLB has the option to convert convertible fixed-rate advances to a variable interest rate each quarter. The Corporation has the option to prepay, without penalty, convertible fixed-rate advances when the FHLB exercises its option to convert to variable-rate advances. The FHLB did not exercise this option during 2010 or 2009.

The scheduled principal reductions on FHLB advances outstanding at December 31, 2010, including amortization of the unamortized fair value premium of $1.0 million attributable to the acquisition of OAK, were as follows (in thousands):

2011	$31,073
2012	8,767
2013	28,025
2014	5,734
2015	531

Total	$74,130

NOTE 12 — EQUITY

Common Stock Repurchase Programs

From time to time, the board of directors approves common stock repurchase programs allowing management to repurchase shares of the Corporation’s common stock in the open market. The repurchased shares are available for later reissuance in connection with potential future stock dividends, the Corporation’s dividend reinvestment plan, employee benefit plans and other general corporate purposes. Under these programs, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including the projected parent company cash flow requirements and the Corporation’s market price per share. The following discussion summarizes the activity of the Corporation’s common stock repurchase programs during the three-year period ended December 31, 2010.

In January 2008, the board of directors of the Corporation authorized management to repurchase up to 500,000 shares of the Corporation’s common stock under a stock repurchase program. Since the January 2008 authorization, no shares have been repurchased. At December 31, 2010, there were 500,000 remaining shares available for repurchase under the Corporation’s stock repurchase programs.

During 2008, 38,416 shares of the Corporation’s common stock were delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options.

Preferred Stock

On April 20, 2009, the shareholders of the Corporation authorized the board of directors of the Corporation to issue up to 200,000 shares of preferred stock in connection with either an acquisition by the Corporation of an entity that has shares of preferred stock issued and outstanding pursuant to any program established by the United States government or participation by the Corporation in any program established by the United States government. As of December 31, 2010, no shares of preferred stock were issued and outstanding.

NOTE 13 — FAIR VALUE MEASUREMENTS

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

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 valuations for the Corporation include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Valuations are obtained from a third party pricing service for these investment securities.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 valuations for the Corporation include government sponsored agency securities, including securities issued by the Federal Home Loan Bank, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Federal Farm Credit Bank and the Small Business Administration, securities issued by certain state and political subdivisions, residential mortgage-backed securities, collateralized mortgage obligations, corporate bonds and preferred stock. Valuations are obtained from a third-party pricing service for these investment securities.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models, yield curves and similar techniques. The determination of fair value requires management judgment or estimation and generally is corroborated by external data, which includes third-party pricing services. Level 3 valuations for the Corporation include securities issued by certain state and political subdivisions, trust preferred securities, impaired loans, goodwill, core deposit intangible assets, MSRs, other real estate and repossessed assets.

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

While management believes the Corporation’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts may change significantly after the date of the statement of financial position from the amounts presented herein.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Investment securities — available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are generally measured using independent pricing models or other model-based valuation techniques that include market inputs, such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Level 1 securities include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include securities issued by government sponsored agencies, securities issued by certain state and political subdivisions, residential mortgage-backed securities, collateralized mortgage obligations, corporate bonds and preferred stock.

Disclosure of Recurring Basis Fair Value Measurements

For assets measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets were as follows:

	Fair Value Measurements — Recurring Basis
	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)

December 31, 2010
Investment securities — available-for-sale:
Government sponsored agencies	$—	$117,521	$—	$117,521
State and political subdivisions	—	46,046	—	46,046
Residential mortgage-backed securities	—	136,935	—	136,935
Collateralized mortgage obligations	—	233,921	—	233,921
Corporate bonds	—	42,747	—	42,747
Preferred stock	—	1,440	—	1,440

Total investment securities — available-for-sale	$—	$578,610	$—	$578,610

December 31, 2009
Investment securities — available-for-sale	$—	$592,521	$—	$592,521

There were no liabilities recorded at fair value on a recurring basis at December 31, 2010 and 2009.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allocation of the allowance for loan losses (valuation allowance) may be established or a portion of the loan is charged off. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including the loan’s observable market price, the fair value of the collateral or the present value of the expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring a valuation allowance represent loans for which the fair value of the expected repayments or collateral exceed the remaining carrying amount of such loans. At December 31, 2010 and 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral. Impaired loans, where a valuation allowance is established or a portion of the loan is charged off based on the fair value of collateral, are subject to nonrecurring fair value measurement and require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as a Level 2 valuation. When management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market price or available appraised value, the Corporation records the impaired loan as a Level 3 valuation.

Goodwill is subject to impairment testing on an annual basis. The market and income approach methods were used in the completion of impairment testing at September 30, 2010 and 2009. These valuation methods require a significant degree of judgment. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by either of the valuation models. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At December 31, 2010 and 2009, no goodwill was impaired, and therefore, goodwill was not recorded at fair value on a nonrecurring basis.

Other intangible assets consist of core deposit intangible assets and MSRs. These items are both recorded at fair value when initially recorded. Subsequently, core deposit intangible assets are amortized primarily on an accelerated basis over periods ranging from ten to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. The fair value of MSRs is initially estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, as determined by the model, through a valuation allowance. The Corporation classifies MSRs subject to nonrecurring fair value measurements as Level 3 valuations. At December 31, 2010 and 2009, there was no impairment identified for core deposit intangible assets or MSRs and, therefore, no other intangible assets were recorded at fair value on a nonrecurring basis.

The carrying amounts for ORE and repossessed assets (RA) are reported in the consolidated statements of financial position under “Interest receivable and other assets.” ORE and RA include real estate and other types of assets repossessed by the Corporation. ORE and RA are recorded at the lower of cost or fair value upon the transfer of a loan to ORE or RA and, subsequently, ORE and RA continue to be measured and carried at the lower of cost or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records ORE and RA as a Level 2 valuation. When management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market price or there is no available appraised value, the Corporation records the ORE and RA as a Level 3 valuation.

Disclosure of Nonrecurring Basis Fair Value Measurements

For assets measured at fair value on a nonrecurring basis, quantitative disclosures about fair value measurements for each major category of assets were as follows:

	Fair Value Measurements — Nonrecurring Basis
	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
		(In thousands)

December 31, 2010
Impaired originated loans:
Commercial	$—	$—	$15,195	$15,195
Real estate commercial	—	—	45,229	45,229
Real estate construction	—	—	—	—
Land development	—	—	4,459	4,459

Total impaired originated loans	—	—	64,883	64,883
Other real estate/repossessed assets:
Vacant land	—	—	9,149	9,149
Commercial	—	—	8,604	8,604
Residential real estate	—	—	6,189	6,189
Residential development	—	—	3,035	3,035
Repossessed assets	—	—	533	533

Total other real estate/repossessed assets	—	—	27,510	27,510

Total	$—	$—	$92,393	$92,393

December 31, 2009
Impaired loans	$—	$—	$59,016	$59,016
Other real estate/repossessed assets	—	—	17,540	17,540

Total	$—	$—	$76,556	$76,556

There were no liabilities recorded at fair value on a nonrecurring basis at December 31, 2010 and 2009.

Disclosures About Fair Value of Financial Instruments

GAAP requires disclosures about the estimated fair value of the Corporation’s financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis, with the exception that the method of estimating fair value for financial instruments not required to be measured on a recurring or nonrecurring basis, as prescribed by ASC 820, does not incorporate the exit-price concept of fair value. The Corporation utilized the fair value hierarchy in computing the fair values of its financial instruments. In cases where quoted market prices were not available, the Corporation employed present value methods using unobservable inputs requiring management’s judgment to estimate the fair values of its financial instruments, which are considered Level 3 valuations. These Level 3 valuations are affected by the assumptions made and, accordingly, do not necessarily indicate amounts that could be realized in a current market exchange. It is also the Corporation’s general practice and intent to hold the majority of its financial instruments until maturity and, therefore, the Corporation does not expect to realize the estimated amounts disclosed.

The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At December 31, 2010 and 2009, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.

Fair value measurement for investment securities — held-to-maturity is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that include market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Fair value measurements using Level 2 valuations of investment securities–held-to-maturity include certain securities issued by state and political subdivisions and residential mortgage-backed securities. Level 3 valuations include certain securities issued by state and political subdivisions and trust preferred securities.

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

The Corporation’s unused commitments to extend credit, standby letters of credit and loan commitments have no carrying amount and have been estimated to have no realizable fair value. Historically, a majority of the unused commitments to extend credit have not been drawn upon and, generally, the Corporation does not receive fees in connection with these commitments other than standby letters of credit fees, which are not significant.

Fair value measurements have not been made for items that are not defined by GAAP as financial instruments, including such items as the value of the Corporation’s Wealth Management department and the value of the Corporation’s core deposit base. The Corporation believes it is impractical to estimate a representative fair value for these types of assets, even though management believes they add significant value to the Corporation.

A summary of carrying amounts and estimated fair values of the Corporation’s financial instruments included in the consolidated statements of financial position are as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)
Assets:
Cash and cash equivalents	$536,165	$536,165	$360,709	$360,709
Investment and other securities	771,143	764,931	745,946	740,379
Loans held-for-sale	20,479	20,479	8,362	8,362
Net loans	3,592,132	3,601,805	2,912,319	2,909,875
Interest receivable	15,761	15,761	14,644	14,644
Liabilities:
Deposits without defined maturities	$2,738,719	$2,738,719	$2,131,082	$2,131,082
Time deposits	1,593,046	1,614,854	1,287,043	1,302,558
Interest payable	2,887	2,887	2,103	2,103
Short-term borrowings	242,703	242,703	240,568	240,568
FHLB advances	74,130	75,166	90,000	91,910

NOTE 14 — NONINTEREST INCOME

The following schedule includes the major components of noninterest income during the past three years:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Service charges on deposit accounts	$18,562	$19,116	$20,048
Wealth management revenue	10,106	9,273	10,625
Electronic banking fees	5,389	4,023	3,341
Mortgage banking revenue	3,925	4,412	1,836
Other fees for customer services	2,837	2,454	2,511
Insurance commissions	1,373	1,259	1,042
Investment securities gains	—	95	1,722
Other-than-temporary impairment loss on investment security	—	—	(444)
Other	280	487	516

Total Noninterest Income	$42,472	$41,119	$41,197

NOTE 15 — OPERATING EXPENSES

The following schedule includes the major categories of operating expenses during the past three years:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Salaries and wages	$56,750	$49,227	$48,713
Employee benefits	11,666	10,991	10,514
Equipment and software	13,446	9,723	9,230
Occupancy	11,491	10,359	10,221
FDIC insurance premiums	7,388	7,013	899
Professional fees	5,589	4,165	3,554
Loan and collection costs	4,537	3,056	1,592
Outside processing/service fees	4,534	3,231	3,219
Other real estate and repossessed asset expenses	3,660	6,031	4,680
Postage and courier	3,115	2,951	3,169
Advertising and marketing	3,054	2,396	2,492
Telephone	1,768	1,840	2,186
Supplies	1,740	1,526	1,482
Intangible asset amortization	1,705	719	1,543
Non-loan losses	540	291	1,473
Other	5,819	4,091	4,141

Total Operating Expenses	$136,802	$117,610	$109,108

NOTE 16 — PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension Plan:

The Corporation has a noncontributory defined benefit pension plan (Pension Plan) covering certain salaried employees. Effective June 30, 2006, benefits under the Pension Plan were frozen for approximately two-thirds of the Corporation’s salaried employees as of that date. Pension benefits continued unchanged for the remaining salaried employees. Normal retirement benefits under the Pension Plan are based on years of vested service, up to a maximum of thirty years, and the employee’s average annual pay for the five highest consecutive years during the ten years preceding retirement, except for employees whose benefits were frozen. Benefits, for employees with less than 15 years of service or whose age plus years of service were less than 65 at June 30, 2006, will be based on years of vested service at June 30, 2006 and generally the average of the employee’s salary for the five years ended June 30, 2006. At December 31, 2010, the Corporation had 257 employees who were continuing to earn benefits under the Pension Plan. Pension Plan contributions are intended to provide not only for benefits attributed to service-to-date, but also for those benefits expected to be earned in the future for employees whose benefits were not frozen at June 30, 2006. Employees hired after June 30, 2006 and employees affected by the partial freeze of the Pension Plan began receiving four percent of their eligible pay as a contribution to their 401(k) Savings Plan accounts on July 1, 2006.

The assets of the Pension Plan are invested by the Wealth Management department of Chemical Bank. The investment policy and allocation of the assets of the pension trust were approved by the Compensation and Pension Committee of the board of directors of the Corporation.

The Pension Plan’s primary investment objective is long-term growth coupled with income. In consideration of the Pension Plan’s fiduciary responsibilities, emphasis is placed on quality investments with sufficient liquidity to meet benefit payments and plan expenses, as well as providing the flexibility to manage the investments to accommodate current economic and financial market conditions. To meet the Pension Plan’s long-term objective within the constraints of prudent management, target ranges have been set for the three primary asset classes: an equity securities range from 60% to 70%, a debt securities range from 30% to 40%; and a cash and cash equivalents and other range from 0% to 10%. Equity securities are primarily comprised of both individual securities (blue chip stocks) and equity-based mutual funds, invested in either domestic or international markets. The stocks are diversified among the major economic sectors of the market and are selected based on balance sheet strength, expected earnings growth, the management team and position within their industries, among other characteristics. Debt securities are comprised of U.S. dollar denominated bonds issued by the U.S. Treasury, U.S. government agencies and investment grade bonds issued by corporations. The notes and bonds purchased are rated A or better by the major bond rating companies from diverse industries.

The Pension Plan’s asset allocation by asset category was as follows:

	December 31,
Asset Category	2010	2009

Equity securities	68%	64%
Debt securities	30	32
Other	2	4

Total	100%	100%

The following schedules set forth the fair value of Pension Plan assets and the level of the valuation inputs used to value the assets at December 31, 2010 and 2009:

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)

December 31, 2010
Cash	$1,752	$—	$—	$1,752
Equity securities:
U.S. large- and mid-cap stock(a)	35,157	—	—	35,157
U.S. small-cap mutual funds	2,610	—	—	2,610
International large-cap mutual funds	11,353	—	—	11,353
Emerging markets mutual funds	6,176	—	—	6,176
Chemical Financial Corporation common stock	3,685	—	—	3,685
Debt securities:
U.S. Treasury and government sponsored agency bonds and notes	5,983	3,143	—	9,126
Corporate bonds(b)	—	16,634	—	16,634
Other	248	—	—	248

Total	$66,964	$19,777	$—	$86,741

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)

December 31, 2009
Cash	$2,767	$—	$—	$2,767
Equity securities:
U.S. large- and mid-cap stock(a)	28,225	—	—	28,225
U.S. small-cap mutual funds	2,202	—	—	2,202
International large-cap mutual funds	9,917	—	—	9,917
Emerging markets mutual funds	3,705	—	—	3,705
Chemical Financial Corporation common stock	3,279	—	—	3,279
Debt securities:
U.S. Treasury and government sponsored agency bonds and notes	4,851	6,022	—	10,873
Corporate bonds(b)	—	12,462	—	12,462
Other	271	—	—	271

Total	$55,217	$18,484	$—	$73,701

(a)	This category is comprised of common stock traded on U.S. Exchanges whose market capitalization exceed $3 billion.

(b)	This category is comprised of investment grade bonds of U.S. issuers from diverse industries.

As of December 31, 2010 and 2009, equity securities included 166,363 shares and 139,043 shares, respectively, of the Corporation’s common stock. During 2010 and 2009, cash dividends of $0.13 million and $0.16 million, respectively, were paid on the Corporation’s common stock held by the Pension Plan. The fair value of the Corporation’s common stock held in the Pension Plan was $3.7 million at December 31, 2010 and $3.3 million at December 31, 2009, which represented 4.2% and 4.4% of Pension Plan assets at December 31, 2010 and 2009, respectively.

The following schedule sets forth the changes in the projected benefit obligation and plan assets of the Corporation’s Pension Plan:

	2010	2009
	(In thousands)

Projected benefit obligation:
Benefit obligation at beginning of year	$79,682	$74,346
Service cost	1,228	1,354
Interest cost	4,785	4,720
Net actuarial loss	4,294	2,915
Benefits paid	(3,285)	(3,653)

Benefit obligation at end of year	86,704	79,682

Fair value of plan assets:
Fair value of plan assets at beginning of year	73,701	60,523
Actual return on plan assets	6,325	9,331
Employer contributions	10,000	7,500
Benefits paid	(3,285)	(3,653)

Fair value of plan assets at end of year	86,741	73,701

Funded (unfunded) projected benefit obligation at December 31	$37	$(5,981)

The Corporation’s accumulated benefit obligation as of December 31, 2010 and 2009 for the Pension Plan was $80.9 million and $73.5 million, respectively.

The Corporation contributed $10.0 million and $7.5 million to the Pension Plan in 2010 and 2009, respectively. There is no minimum required Pension Plan contribution in 2011, as prescribed by the Internal Revenue Code. As of December 31, 2010, the Corporation had not determined whether it would make a contribution to the Pension Plan in 2011.

Weighted-average rate assumptions of the Pension Plan follow:

	2010	2009	2008

Discount rate used in determining benefit obligation — December 31	5.65%	6.15%	6.50%
Discount rate used in determining pension expense	6.15	6.50	6.50
Expected long-term return on Pension Plan assets	7.00	7.00	7.00
Rate of compensation increase used in determining benefit obligation — December 31	3.50	3.50	4.25
Rate of compensation increase used in determining pension expense	3.50	4.25	4.25

Net periodic pension cost of the Pension Plan consisted of the following for the years ended December 31:

	2010	2009	2008
	(In thousands)

Service cost	$1,228	$1,354	$1,589
Interest cost	4,785	4,720	4,607
Expected return on plan assets	(5,724)	(5,417)	(5,639)
Amortization of prior service credit	(2)	(4)	(5)
Amortization of net actuarial loss	491	—	—

Pension Plan expense	$778	$653	$552

The following schedule presents estimated future Pension Plan benefit payments (in thousands):

2011	$4,258
2012	4,567
2013	4,454
2014	4,714
2015	5,095
2016 - 2020	29,422

Total	$52,510

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

The following schedule sets forth the changes in the benefit obligation and plan assets of the Supplemental Plan:

	2010	2009
	(In thousands)

Projected benefit obligation:
Benefit obligation at beginning of year	$856	$773
Service cost	27	23
Interest cost	51	49
Net actuarial loss	33	52
Benefits paid	(41)	(41)

Benefit obligation at end of year	926	856

Fair value of plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	41	41
Benefits paid	(41)	(41)

Fair value of plan assets at end of year	—	—

Unfunded projected benefit obligation at December 31	$(926)	$(856)

The Supplemental Plan’s accumulated benefit obligation as of December 31, 2010 and 2009 was $0.79 million and $0.71 million, respectively.

Weighted-average rate assumptions of the Supplemental Plan follow:

	2010	2009	2008

Discount rate used in determining benefit obligations — December 31	5.65%	6.15%	6.50%
Discount rate used in determining expense	6.15	6.50	6.50
Rate of compensation increase in determining benefit obligation — December 31	3.50	3.50	4.25
Rate of compensation increase used in determining expense	3.50	4.25	4.25

Net periodic cost of the Supplemental Plan consisted of the following for the years ended December 31:

	2010	2009	2008
	(In thousands)

Service cost	$27	$23	$15
Interest cost	51	49	39
Amortization of unrecognized net actuarial (gain) loss	2	—	(4)

Supplemental Plan expense	$80	$72	$50

The following schedule presents estimated future Supplemental Plan benefit payments (in thousands):

2011	$42
2012	42
2013	42
2014	42
2015	42
2016 - 2020	489

Total	$699

Postretirement Plan:

The Corporation has a postretirement benefit plan (Postretirement Plan) that provides medical benefits, and dental benefits through age 65, to a limited number of active and retired employees. As of December 31, 2010, the Postretirement Plan included 5 active employees in the grandfathered group that were eligible to receive a premium supplement and 107 retirees receiving a premium supplement. The majority of the retirees are required to make contributions toward the cost of their benefits based on their years of credited service and age at retirement. All five active employees are currently eligible to receive benefits and will be required to make contributions toward the cost of their benefits upon retirement. Retiree contributions are generally adjusted annually. The accounting for these postretirement benefits anticipates changes in future cost-sharing features such as retiree contributions, deductibles, copayments and coinsurance. The Corporation reserves the right to amend, modify or terminate these benefits at any time. Employees who retire at age 55 or older and have at least ten years of service with the Corporation are provided access to the Corporation’s group health insurance coverage for the employee and a spouse, with no employer subsidy, and are not considered participants in the Postretirement Plan.

The following sets forth changes in the Corporation’s Postretirement Plan benefit obligation:

	2010	2009
	(In thousands)

Projected postretirement benefit obligation:
Benefit obligation at beginning of year	$4,740	$4,184
Interest cost	217	282
Net actuarial (gain) loss	(909)	463
Benefits paid, net of retiree contributions	(291)	(189)

Benefit obligation at end of year	$3,757	4,740

Fair value of plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions, net of retiree contributions	291	189
Benefits paid, net of retiree contributions	(291)	(189)

Fair value of plan assets at end of year	—	—

Unfunded projected benefit obligation at December 31	$(3,757)	$(4,740)

The Postretirement Plan’s accumulated benefit obligation as of December 31, 2010 and 2009 was $3.8 million and $4.7 million, respectively.

Net periodic postretirement benefit income of the Postretirement Plan consisted of the following for the years ended December 31:

	2010	2009	2008
	(In thousands)

Interest cost	$217	$282	$260
Amortization of prior service credit	(324)	(324)	(324)
Amortization of unrecognized net actuarial loss	—	24	7

Postretirement Plan income	$(107)	$(18)	$(57)

The following presents estimated future retiree plan benefit payments under the Postretirement Plan (in thousands):

2011	$331
2012	336
2013	335
2014	332
2015	324
2016 - 2020	1,485

Total	$3,143

Weighted-average rate assumptions of the Postretirement Plan follow:

	2010	2009	2008

Discount rate used in determining the accumulated postretirement benefit obligation — December 31	5.65%	6.15%	6.50%
Discount rate used in determining periodic postretirement benefit cost	6.15	6.50	6.50
Year 1 increase in cost of postretirement benefits	9.00	9.00	9.00

For measurement purposes, the annual rates of increase in the per capita cost of covered health care benefits and dental benefits for 2011 were each assumed at 9%. These rates were assumed to decrease gradually to 5% in 2015 and remain at that level thereafter.

The assumed health care and dental cost trend rates could have a significant effect on the amounts reported. A one percentage-point change in these rates would have the following effects:

	One	One
	Percentage-	Percentage-
	Point	Point
	Increase	Decrease
	(In thousands)

Effect on total of service and interest cost components in 2010	$17	$(15)
Effect on postretirement benefit obligation as of December 31, 2010	304	(270)

The measurement date used to determine the Pension Plan, Supplemental Plan and Postretirement Plan amounts disclosed herein was December 31 of each year.

Accumulated Other Comprehensive Loss:

The following sets forth the changes in accumulated other comprehensive income (loss), net of tax, related to the Corporation’s Pension Plan, Supplemental Plan and Postretirement Plan during 2010:

	Pension	Supplemental	Postretirement
	Plan	Plan	Plan	Total
		(In thousands)

Accumulated other comprehensive income (loss) at beginning of year	$(15,686)	$(65)	$46	$(15,705)
Comprehensive income (loss) adjustment:
Prior service credits	(1)	—	(211)	(212)
Net actuarial gain (loss)	(2,082)	(20)	591	(1,511)

Comprehensive income (loss) adjustment	(2,083)	(20)	380	(1,723)

Accumulated other comprehensive income (loss) at end of year	$(17,769)	$(85)	$426	$(17,428)

The estimated income (loss) that will be amortized from accumulated other comprehensive income (loss) into net periodic cost, net of tax, in 2011 is as follows:

	Pension	Supplemental	Postretirement
	Plan	Plan	Plan	Total
	(In thousands)

Prior service credits	$1	$—	$211	$212
Net loss	(697)	(4)	—	(701)

Total	$(696)	$(4)	$211	$(489)

401(k) Savings Plan:

The Corporation’s 401(k) Savings Plan provides an employer match, in addition to a 4% contribution, for employees who are not grandfathered under the Pension Plan discussed above. The 401(k) Savings Plan is available to all regular employees and provides employees with tax deferred salary deductions and alternative investment options. The Corporation matches 50% of the participants’ elective deferrals on the first 4% of the participants’ base compensation. The 401(k) Savings Plan provides employees with the option to invest in the Corporation’s common stock. The Corporation’s match under the 401(k) Savings Plan was $0.77 million in 2010, $0.72 million in 2009 and $0.66 million in 2008. Employer contributions to the 401(k) Savings Plan for the 4% benefit for employees who are not grandfathered under the Pension Plan totaled $1.47 million in 2010, $1.40 million in 2009 and $1.25 million in 2008. The combined amount of the employer match and 4% contribution to the 401(k) Savings Plan totaled $2.24 million in 2010, $2.12 million in 2009 and $1.91 million in 2008.

NOTE 17 — SHARE-BASED COMPENSATION

Share-Based Compensation:

The Corporation maintains a share-based compensation plan, under which it periodically grants share-based awards for a fixed number of shares to certain officers of the Corporation. The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period.

The Corporation granted options to purchase 60,365 shares of common stock during 2010, 70,190 shares of common stock during 2009 and 63,593 shares of common stock during 2008, to certain officers of the Corporation. The stock options granted have an exercise price equal to the market price per share of the Corporation’s common stock on the date of grant, vest ratably over a three- or five-year period and expire ten years from the date of the grant. Compensation expense related to stock option grants is recognized over the requisite service period.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	2010	2009	2008

Expected dividend yield	3.50%	3.50%	4.20%
Risk-free interest rate	3.37%	2.58%	3.28%-3.43%
Expected stock price volatility	41.1%	42.0%	36.4%
Expected life of options — in years	6.33	6.33	6.38
Weighted average per share fair value	$7.65	$6.46	$6.23

The Corporation estimates potential forfeitures of stock option grants and adjusts compensation expense, accordingly. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized in the period of change and also impact the amount of share-based compensation expense to be recognized in future periods.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the expected life of the options granted. Expected stock volatility was based on historical volatility of the Corporation’s common stock over a seven-year period. The expected life of options represents the period of time that options granted are expected to be outstanding and is based primarily upon historical experience, considering both option exercise behavior and employee terminations.

Because of the unpredictability of the assumptions required, the Black-Scholes (or any other valuation) model is incapable of accurately predicting the Corporation’s common stock price or of placing an accurate present value on options to purchase its stock. In addition, the Black-Scholes model was designed to approximate value for types of options that are very different from those issued by the Corporation. In spite of any theoretical value that may be placed on a stock option grant, no value is possible under options issued by the Corporation without an increase in the market price per share of the Corporation’s common stock over the market price per share of the Corporation’s common stock at the date of grant.

In conjunction with the acquisition of OAK, each unexercised vested stock option of OAK outstanding at the acquisition date was converted into a vested option to purchase 1.306 shares of the Corporation’s common stock. The exercise price per share of the Corporation’s common stock for each of these options was equal to the exercise price per share of the OAK unexercised stock option divided by 1.306. Accordingly, the Corporation issued 26,425 stock options at a weighted average exercise price of $26.83 per share. The duration and other terms and conditions of these options are the same as the unexercised OAK stock options.

The Corporation issued restricted stock performance units of 40,629 during 2010, 41,248 during 2009 and 30,701 during 2008. The restricted stock units were valued at the market price per share of the Corporation’s common stock on the date of grant, discounted for estimated future dividends expected to be paid on the common stock during the restricted period. The restricted stock units issued in 2010 and 2009 vest from 0.5x to 1.5x the number of units originally granted depending on which, if any, of the predetermined targeted earnings per share levels are met. Restricted stock performance units issued in 2010 vest at December 31, 2012 if any of the predetermined targeted earnings per share levels are achieved in 2012. On March 25, 2010, the Corporation’s board of directors approved a modification to the predetermined targeted earnings per share levels of the 41,248 restricted stock performance units that were granted in 2009. The Corporation considered this to be a Type III (improbable to probable) modification. The incremental cost of the modification was measured at $0.5 million, which will be recognized over the remaining performance period using the straight-line method. The incremental cost recognized in 2010 for this modification was $0.2 million. Restricted stock performance units modified in 2010 vest at December 31, 2011 if any of the modified predetermined targeted earnings per share levels are achieved in 2011. If the minimum targeted earnings per share level is not met in 2011 or 2012, none of the restricted stock performance units granted in 2009 or 2010 will vest. Restricted stock performance units issued in 2008 did not vest at December 31, 2010 as none of the predetermined targeted earnings per share levels were achieved in 2010.

Upon vesting, restricted stock performance units are converted to shares of the Corporation’s stock on a one-to-one basis. However, if the minimum earnings per share performance level is not achieved in 2011 or 2012, no shares will be issued for that respective year’s restricted stock performance units. Compensation expense related to restricted stock performance units is recognized over the requisite performance period.

Stock awards totaling 5,979 shares were issued in 2010. The awards had a value of $22.71 per share based on the closing market price of the Corporation’s common stock on the date the awards were issued and was recognized as compensation expense in 2010. There were no stock awards issued in 2009 and 2008.

Compensation expense related to all share-based awards was $1.4 million, $0.5 million and $0.7 million in 2010, 2009 and 2008, respectively.

Stock Incentive Plans:

The Corporation’s Stock Incentive Plan of 2006 (2006 Plan), which was shareholder-approved, permits awards of stock options, restricted stock, restricted stock units, stock awards, other stock-based and stock-related awards and stock appreciation rights (collectively referred to as share-based awards). Subject to certain anti-dilution and other adjustments, 1,000,000 shares of the Corporation’s common stock were originally available for share-based awards under the 2006 Plan. At December 31, 2010, there were 545,174 shares available for future issuance of share-based awards under the 2006 Plan.

Key employees of the Corporation and its subsidiaries, as the Compensation and Pension Committee of the board of directors of the Corporation may select from time to time, are eligible to receive awards under the 2006 Plan. No employee of the Corporation may receive any share-based awards under the 2006 Plan while the employee is a member of the Compensation and Pension Committee. The 2006 Plan provides for share-based accelerated vesting if there is a change in control of the Corporation as defined in the 2006 Plan. Stock options can be granted with an exercise price equal to no less than the market price per share of the Corporation’s common stock on the date of grant, vest from one to five years from the date of grant and generally have a term of ten years from the date of grant. Dividends are not paid on unexercised stock options or restricted stock performance units.

The Corporation’s Stock Incentive Plan of 1997 (1997 Plan), which was shareholder-approved, permitted awards of stock options to be granted through December 31, 2006. Terms of the 1997 Plan are essentially the same as the 2006 Plan.

A summary of stock option activity as of and during the three years ended December 31, 2010 is presented below:

		Weighted
		Average
	Number of	Exercise Price
	Options	Per Share

Outstanding — January 1, 2008	793,781	$31.26
Activity during 2008:
Granted	63,593	24.46
Exercised	(95,764)	27.28
Forfeited/expired	(60,064)	31.69

Outstanding — December 31, 2008	701,546	31.15
Activity during 2009:
Granted	70,190	21.10
Exercised	(1,555)	23.14
Forfeited/expired	(49,806)	33.61

Outstanding — December 31, 2009	720,375	30.02
Activity during 2010:
Issued in OAK transaction	26,425	26.83
Granted	60,365	24.56
Exercised	(1,736)	23.63
Forfeited/expired	(47,764)	31.08

Outstanding — December 31, 2010	757,665	$29.42

Exercisable at December 31, 2010	630,995	$30.65

A summary of nonvested stock options activity as of and during the three years ended December 31, 2010 is presented below:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Options	Per Option

Nonvested outstanding — January 1, 2008	182,223	$7.27
Activity during 2008:
Granted	63,593	6.23
Vested	(66,979)	7.27
Forfeited	—	—

Nonvested outstanding — December 31, 2008	178,837	6.90
Activity during 2009:
Granted	70,190	6.46
Vested	(76,400)	6.99
Forfeited	(3,554)	6.85

Nonvested outstanding — December 31, 2009	(169,073)	6.68
Activity during 2010:
Granted	60,365	7.65
Vested	(99,540)	6.87
Forfeited	(3,228)	7.07

Nonvested outstanding — December 31, 2010	126,670	$6.99

At December 31, 2010, unrecognized compensation expense for nonvested stock options outstanding totaled $0.6 million and the weighted-average period over which this amount will be recognized is 1.8 years. Compensation expense of $0.4 million and $0.2 million will be recognized for stock options that will vest in 2011 and 2012, respectively.

The following summarizes information about stock options outstanding at December 31, 2010:

Options Outstanding				Options Exercisable
	Weighted				Weighted
	Average		Range of		Average
	Exercise		Exercise		Exercise
Number	Price	Average	Prices	Number	Price	Average
Outstanding	Per Share	Term*	Per Share	Exercisable	Per Share	Term*

70,404	$21.09	8.31	$20.78 - 21.10	23,953	$21.09	8.29
308,236	24.63	6.91	23.63 - 24.86	228,017	24.65	6.29
48,960	27.52	1.79	25.60 - 28.77	48,960	27.52	1.79
135,500	32.28	4.97	32.28	135,500	32.28	4.97
56,490	35.67	2.95	35.67	56,490	35.67	2.95
138,075	39.69	3.95	39.69	138,075	39.69	3.95

757,665	$29.42	5.53	$20.78 - 39.69	630,995	$30.65	4.92

*	Weighted average remaining contractual term in years.

The intrinsic value of all in-the-money stock options and exercisable in-the-money stock options was $0.07 million and $0.03 million, respectively, at December 31, 2010. The aggregate intrinsic values of outstanding and exercisable options at December 31, 2010 were calculated based on the closing market price of the Corporation’s common stock on December 31, 2010 of $22.15 per share less the exercise price. Options with intrinsic values less than zero, or “out-of-the-money” options, were not included in the aggregate intrinsic value reported. The total intrinsic value of stock options exercised during 2008 was $0.43 million.

At December 31, 2010, there were no outstanding stock options with stock appreciation rights.

A summary of the activity for restricted stock performance units as of and during the three years ended December 31, 2010 is presented below:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Units	Per Unit

Outstanding — January 1, 2008	—	$—
Activity during 2008:
Granted	30,701	21.21

Outstanding — December 31, 2008	30,701	21.21
Activity during 2009:
Granted	41,248	18.04
Forfeited/expired	(373)	21.21

Outstanding — December 31, 2009	71,576	19.38
Activity during 2010:
Granted	40,629	22.47
Cancelled (2009 grant)	(41,248)	18.04
Modified (2009 grant)	41,248	23.43
Forfeited/expired	(31,353)	21.17

Outstanding — December 31, 2010	80,852	$22.99

As of December 31, 2010, total unrecognized compensation cost related to restricted stock performance unit awards totaled $0.8 million. This cost is recognized based on the expected achievement of the targeted earnings per common share level for the restricted stock performance units over approximately three years.

NOTE 18 — FEDERAL INCOME TAXES

The provision for federal income taxes was less than that computed by applying the federal statutory income tax rate of 35%, primarily due to tax-exempt interest income on investment securities and loans and income tax credits during 2010, 2009 and 2008. The differences between the provision for federal income taxes computed at the federal statutory income tax rate, and the amounts recorded in the consolidated financial statements were as follows for the years ended December 31:

	2010	2009	2008
	(In thousands)

Tax at statutory rate	$10,916	$4,184	$9,850
Changes resulting from:
Tax-exempt interest income	(2,169)	(1,751)	(1,409)
Income tax credits	(1,232)	(569)	(584)
Other, net	585	86	443

Provision for federal income taxes	$8,100	$1,950	$8,300

The effective federal income tax rate for the years ended December 31, 2010, 2009 and 2008 was 26.0%, 16.3% and 29.5%, respectively.

The provision for federal income taxes consisted of the following for the years ended December 31:

	2010	2009	2008
	(In thousands)

Current	$4,661	$8,927	$15,182
Deferred	3,439	(6,977)	(6,882)

Total	$8,100	$1,950	$8,300

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant temporary differences that comprise the deferred tax assets and liabilities of the Corporation were as follows:

	December 31,
	2010	2009
	(In thousands)

Deferred tax assets:
Allowance for loan losses	$31,335	$28,294
Acquired loans fair value adjustment	15,864	—
Nonaccrual loan interest	3,826	2,690
Other real estate	3,125	1,794
Accrued expenses	1,807	978
Employee benefit plans	1,725	4,067
Other acquisition-related fair value adjustments	1,068	—
Core deposit intangible assets	—	1,045
Other	3,801	2,595

Total deferred tax assets	62,551	41,463
Deferred tax liabilities:
Goodwill	3,434	3,068
Investment securities available-for-sale	1,786	1,646
Core deposit intangible assets	1,730	—
Mortgage servicing rights	1,324	1,077
Loan fees	1,268	404
Premises and equipment	308	1,284
Other	1,557	1,622

Total deferred tax liabilities	11,407	9,101

Net deferred tax assets	$51,144	$32,362

Management expects to realize the full benefits of the deferred tax assets recorded at December 31, 2010. The Corporation had no reserve for contingent income tax liabilities recorded at December 31, 2010 and 2009. Federal income tax expense applicable to net gains on investment securities transactions was $0.5 million in 2008 and is included in the provision for federal income taxes on the consolidated statements of income.

The tax periods open to examination by the Internal Revenue Service include the years ended December 31, 2010, 2009, 2008 and 2007. The same years are open to examination for the Michigan Business Tax/Michigan Single Business Tax with the addition of the fiscal year ended December 31, 2006.

NOTE 19 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation enters into various transactions with its customers, which are not included in its consolidated statements of financial condition. These transactions include unused commitments to extend credit, standby letters of credit and approved but undisbursed loans (loan commitments). Unused commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan contract. Unused commitments to extend credit generally have fixed expiration dates or other termination clauses. Historically, the majority of the unused commitments to extend credit of Chemical Bank have not been drawn upon and, therefore, may not represent future cash requirements. Standby letters of credit are conditional commitments issued by Chemical Bank to generally guarantee the performance of a customer to a third party. Both arrangements have credit risk essentially the same as that involved in making loans to customers and are subject to the Corporation’s normal credit policies, including underwriting standards and ongoing review and monitoring. Collateral obtained upon exercise of commitments is determined using management’s credit evaluation of the borrowers and may include real estate, business assets, deposits and other items. Loan commitments are not included in loans on the consolidated statements of financial position. The majority of loan commitments will be funded and convert to a portfolio loan within a three-month period.

At December 31, 2010, total unused commitments to extend credit, standby letters of credit and loan commitments were $624 million, $45 million and $159 million, respectively. At December 31, 2009, total unused commitments to extend credit, standby letters of credit and loan commitments were $413 million, $41 million and $75 million, respectively. A significant portion of the unused commitments to extend credit and standby letters of credit outstanding as of December 31, 2010 expire one year from their contract date; however, $71 million of unused commitments to extend credit extend for more than five years.

The Corporation’s unused commitments to extend credit and standby letters of credit have been estimated to have an immaterial realizable fair value, as historically the majority of these commitments have not been drawn upon and generally Chemical Bank does not receive fees in connection with these agreements. At December 31, 2010, the Corporation had a reserve of $0.1 million related to potential losses from standby letters of credit.

Loan commitments at December 31, 2010, totaling $159 million, included $50 million of residential mortgage loans that were expected to be sold in the secondary market. The Corporation has locked the interest rate to the customer (mortgage loan commitment) on the $50 million of loans that are expected to be sold in the secondary market and entered into best efforts forward contracts with the secondary market on these mortgage loan commitments at December 31, 2010. Best efforts forward contracts offset the interest rate risk of market interest rates changing between the date the interest rate is locked with the customer and the date the loan is sold in the secondary market. At December 31, 2009, the Corporation had mortgage loan commitments of $18 million included in loan commitments, with best efforts forward contracts on these loans at that date.

The Corporation has operating leases and other non-cancelable contractual obligations on buildings, equipment, computer software and other expenses that will require annual payments through 2015, including renewal option periods for those building leases that the Corporation expects to renew. Minimum payments due in each of the next five years are as follows (in thousands):

2011	$7,884
2012	6,605
2013	3,041
2014	315
2015	225

Total	$18,070

Minimum payments include estimates, where applicable, of estimated usage and annual Consumer Price Index increases of approximately 3%.

Total expense recorded under operating leases and other non-cancelable contractual obligations was $9.2 million in 2010, $7.3 million in 2009 and $6.9 million in 2008.

The Corporation and Chemical Bank are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consulting with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated net income or financial position of the Corporation.

NOTE 20 — REGULATORY CAPITAL AND RESERVE REQUIREMENTS

Banking regulations require that banks maintain cash reserve balances in vault cash with the FRB, or with certain other qualifying banks. The aggregate average amount of the regulatory balances required to be maintained by Chemical Bank was $23.3 million during 2010 and $15.4 million during 2009. During 2010, Chemical Bank satisfied its regulatory reserve requirements by maintaining vault cash balances in excess of regulatory reserve requirements. Chemical Bank was not required to maintain compensating balances with correspondent banks during 2010 or 2009.

Federal and state banking regulations place certain restrictions on the transfer of assets in the form of dividends, loans or advances from Chemical Bank to the Corporation. At December 31, 2010, substantially all of the assets of Chemical Bank were restricted from transfer to the Corporation in the form of loans or advances. Dividends from Chemical Bank are the principal source of funds for the Corporation. During 2010, 2009 and 2008, Chemical Bank paid dividends to the Corporation totaling $21.3 million, $0 and $59 million, respectively. Dividends paid to the Corporation in 2008 by Chemical Bank of $59 million included $30 million that required and received approval from the Board of Governors of the Federal Reserve System. At December 31, 2010, Chemical Bank could pay dividends totaling $17.5 million to the Corporation without regulatory approval. At December 31, 2010, Chemical Bank was “well-capitalized” as defined by federal banking regulations. In addition to the statutory limits, the Corporation considers the overall financial and capital position of Chemical Bank prior to making any cash dividend decisions.

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

At December 31, 2010 and 2009, Chemical Bank’s capital ratios exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.” Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets.

The summary below compares the Corporation’s and Chemical Bank’s actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

					Required to be
			Minimum		Well Capitalized
			Required for		Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Regulations
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

December 31, 2010
Total Capital to Risk-Weighted Assets:
Corporation	$473,471	12.9%	$293,856	8.0%	N/A	N/A
Chemical Bank	465,709	12.7	293,573	8.0	$366,966	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	427,014	11.6	146,928	4.0	N/A	N/A
Chemical Bank	419,296	11.4	146,786	4.0	220,179	6.0
Leverage Ratio:
Corporation	427,014	8.4	204,426	4.0	N/A	N/A
Chemical Bank	419,296	8.2	204,291	4.0	255,363	5.0

December 31, 2009
Total Capital to Risk-Weighted Assets:
Corporation	$455,093	15.5%	$235,261	8.0%	N/A	N/A
Chemical Bank	442,198	15.1	234,730	8.0	$293,412	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	417,787	14.2	117,630	4.0	N/A	N/A
Chemical Bank	404,974	13.8	117,365	4.0	176,047	6.0
Leverage Ratio:
Corporation	417,787	10.1	165,576	4.0	N/A	N/A
Chemical Bank	404,974	9.8	165,304	4.0	206,630	5.0

NOTE 21 — PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial statements of Chemical Financial Corporation (parent company) only follow:

	December 31,
Condensed Statements of Financial Position	2010	2009
	(In thousands)

Assets:
Cash at subsidiary bank	$5,490	$7,784
Investment in subsidiary bank	547,399	460,406
Premises and equipment	4,716	5,039
Goodwill	1,092	1,092
Other assets	2,656	1,516

Total assets	$561,353	$475,837

Liabilities and Shareholders’ Equity:
Other liabilities	$1,275	$1,526
Shareholders’ equity	560,078	474,311

Total liabilities and shareholders’ equity	$561,353	$475,837

	Years Ended December 31,
Condensed Statements of Income	2010	2009	2008
	(In thousands)

Income:
Cash dividends from subsidiary bank	$21,300	$—	$59,000
Interest income from subsidiary bank	—	—	60

Total income	21,300	—	59,060
Operating expenses	5,116	2,903	2,324

Income (loss) before income taxes and equity in undistributed (distributions in excess of) net income of subsidiary bank	16,184	(2,903)	56,736
Federal income tax benefit	1,335	1,015	792
Equity in undistributed (distributions in excess of) net income of subsidiary bank	5,571	11,891	(37,686)

Net income	$23,090	$10,003	$19,842

	Years Ended December 31,
Condensed Statements of Cash Flows	2010	2009	2008
	(In thousands)

Operating Activities:
Net income	$23,090	$10,003	$19,842
Share-based compensation expense	1,395	490	664
Depreciation of premises and equipment	497	497	481
Distributions in excess of (equity in undistributed) net income of subsidiary bank	(5,571)	(11,891)	37,686
Net increase in other assets	(1,140)	(405)	(441)
Net increase (decrease) in other liabilities	(290)	785	188

Net cash provided by (used in) operating activities	17,981	(521)	58,420
Investing Activities:
Cash assumed in business combination	850	—	—
Cash assumed in transfer of net assets to subsidiary bank	—	—	450
Purchases of premises and equipment, net	(174)	(48)	(500)

Net cash provided by (used in) investing activities	676	(48)	(50)
Financing Activities:
Cash dividends paid	(21,243)	(28,190)	(28,131)
Proceeds from directors’ stock purchase plan	250	244	231
Proceeds from employees’ exercises of stock options	42	36	1,508

Net cash used in financing activities	(20,951)	(27,910)	(26,392)

Net increase (decrease) in cash and cash equivalents	(2,294)	(28,479)	31,978
Cash and cash equivalents at beginning of year	7,784	36,263	4,285

Cash and cash equivalents at end of year	$5,490	$7,784	$36,263

NOTE 22 — SUMMARY OF QUARTERLY STATEMENTS OF INCOME (UNAUDITED)

The following quarterly information is unaudited. However, in the opinion of management, the information reflects all adjustments that are necessary for the fair presentation of the results of operations for the periods presented.

	2010(1)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Interest income	$46,122	$52,962	$55,998	$55,348
Interest expense	9,734	10,071	10,105	9,400

Net interest income	36,388	42,891	45,893	45,948
Provision for loan losses	14,000	12,700	8,600	10,300
Noninterest income	9,440	11,000	11,119	10,913
Operating expenses	29,189	34,650	36,216	36,747

Income before income taxes	2,639	6,541	12,196	9,814
Federal income tax expense	350	2,150	3,325	2,275

Net income	$2,289	$4,391	$8,871	$7,539

Net income per common share:
Basic	$0.10	$0.17	$0.32	$0.27
Diluted	0.10	0.17	0.32	0.27

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Interest income	$48,322	$48,283	$48,066	$48,060
Interest expense	11,732	11,305	11,403	10,847

Net interest income	36,590	36,978	36,663	37,213
Provision for loan losses	14,000	15,200	14,200	15,600
Noninterest income	9,857	10,958	10,092	10,212
Operating expenses	29,205	30,016	29,582	28,807

Income before income taxes	3,242	2,720	2,973	3,018
Federal income tax expense	524	426	500	500

Net income	$2,718	$2,294	$2,473	$2,518

Net income per common share:
Basic	$0.11	$0.10	$0.10	$0.11
Diluted	0.11	0.10	0.10	0.11

(1)	On April 30, 2010, the Corporation acquired 100% of OAK for total consideration of $83.7 million. The total consideration consisted of the issuance of approximately 3.5 million shares of the Corporation’s common stock with a total value of $83.7 million at the acquisition date, the exchange of 26,425 stock options for the outstanding vested stock options of OAK with a value of the exchange equal to approximately $41,000 at the acquisition date, and approximately $8,000 of cash in lieu of fractional shares. At the acquisition date, OAK had $820 million in total assets, $627 million of loans and $693 million of total deposits.

MARKET FOR CHEMICAL FINANCIAL
CORPORATION COMMON STOCK AND RELATED
SHAREHOLDER MATTERS (UNAUDITED)

Chemical Financial Corporation common stock is traded on The Nasdaq Stock Market® under the symbol CHFC. As of December 31, 2010, there were approximately 27.4 million shares of Chemical Financial Corporation common stock issued and outstanding, held by approximately 5,300 shareholders of record. The table below sets forth the range of high and low sales prices for transactions reported on The Nasdaq Stock Market® for Chemical Financial Corporation common stock for the periods indicated.

	2010		2009
	High	Low	High	Low

First quarter	$24.99	$19.61	$28.59	$15.23
Second quarter	25.20	21.20	23.91	17.84
Third quarter	23.07	18.79	22.93	18.31
Fourth quarter	23.00	19.60	24.35	20.79

The earnings of Chemical Bank are the principal source of funds for the Corporation to pay cash dividends to its shareholders. Accordingly, cash dividends are dependent upon the earnings, capital needs, regulatory constraints, and other factors affecting Chemical Bank. See Note 20 to the consolidated financial statements for a discussion of such limitations. The Corporation has paid regular cash dividends every quarter since it began operation as a bank holding company in 1973. The following table summarizes the quarterly cash dividends paid to shareholders over the past five years. Based on the financial condition of the Corporation at December 31, 2010, management expects the Corporation to pay quarterly cash dividends on its common shares in 2011. However, there can be no assurance as to future dividends because they are dependent on future earnings, capital requirements, regulatory approval and the Corporation’s financial condition. On February 21, 2011, the board of directors declared a $0.20 per share first quarter 2011 cash dividend, payable on March 18, 2011.

	Years Ended December 31,
	2010	2009	2008	2007	2006

First quarter	$0.200	$0.295	$0.295	$0.285	$0.275
Second quarter	0.200	0.295	0.295	0.285	0.275
Third quarter	0.200	0.295	0.295	0.285	0.275
Fourth quarter	0.200	0.295	0.295	0.285	0.275

Total	$0.800	$1.180	$1.180	$1.140	$1.100

SHAREHOLDER RETURN

The following line graph compares Chemical Financial Corporation’s cumulative total shareholder return on its common stock over the last five years, assuming the reinvestment of dividends, to the Standard and Poor’s (“S&P”) 500 Stock Index and the KBW Regional Banking Index (Ticker: KRX). Both of these indices are also based upon total return (including reinvestment of dividends) and are market-capitalization-weighted indices. The S&P 500 Stock Index is a broad equity market index published by S&P. The KBW Regional Banking Index is published by Keefe, Bruyette & Woods, Inc. (KBW), an investment banking firm that specializes in the banking industry. The KBW Regional Banking Index is composed of 50 mid-cap regional bank holding companies. Historically, the Corporation compared its return to the KBW 50 Index. KBW discontinued the calculation of the KBW 50 Index at the end of 2009. The line graph assumes $100 was invested on December 31, 2005.

The dollar values for total shareholder return plotted in the above graph are shown below:

	December 31,
	2005	2006	2007	2008	2009	2010

Chemical Financial Corporation	$100.0	$108.6	$80.9	$99.3	$88.8	$86.5
KBW Regional Banking Index	100.0	108.6	84.7	69.0	53.7	64.7
S&P 500 Stock Index	100.0	115.8	122.2	77.0	97.3	112.0

CHEMICAL FINANCIAL CORPORATION DIRECTORS AND EXECUTIVE OFFICERS

At December 31, 2010

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

James R. Fitterling — Executive Vice President of The Dow Chemical Company (a diversified science and technology company that manufactures chemical, plastic and agricultural products), President of Plastics and Hydrocarbons within Dow

Thomas T. Huff — Attorney at Law, Thomas T. Huff, P.C., Owner of Peregrine Realty LLC (a real estate development company) and Peregrine Restaurant Group LLC (owner of London Grill restaurants)
Michael T. Laethem — President, Farm Depot, Ltd (a company that purchases, sells and leases farm equipment)
James B. Meyer — Retired Chairman, Chief Executive Officer and President, Spartan Stores, Inc. (a food services wholesaler and retailer)
Terence F. Moore — President Emeritus, MidMichigan Health (a health care organization)
Aloysius J. Oliver — Retired Chairman, Chief Executive Officer and President, Chemical Financial Corporation
David B. Ramaker — Chairman, Chief Executive Officer and President, Chemical Financial Corporation, and Chairman, Chief Executive Officer and President, Chemical Bank
Grace O. Shearer — Retired Chief Executive Officer of West Michigan Heart, P.C. (a cardiology service provider in West Michigan)
Larry D. Stauffer — Consultant, Auto Wares Inc. (an automotive parts distribution company)
William S. Stavropoulos — Chairman Emeritus, The Dow Chemical Company (a diversified science and technology company that manufactures chemical, plastic and agricultural products)

Franklin C. Wheatlake — Chairman, Utility Supply and Construction Company (a company that provides supply chain, material distribution, logistics support and construction services to the electric and gas utility industry)

Director Emeritus	Alan W. Ott, Retired Chairman, Chief Executive Officer and President, Chemical Financial Corporation and Chairman, Chief Executive Officer and President, Chemical Bank
Executive Officers	David B. Ramaker — Chairman, Chief Executive Officer and President, Chemical Financial Corporation, and Chairman, Chief Executive Officer and President, Chemical Bank
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
For the fiscal year ended December 31, 2010
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
Yes     No  ✓

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates of the registrant as of June 30, 2010, determined using the closing price of the registrant’s common stock on June 30, 2010, as quoted on The Nasdaq Stock Market®, was $541.9 million.

The number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2011:

Common stock, $1 par value per share — 27,451,367 shares

DOCUMENTS INCORPORATED BY REFERENCE

This report incorporates into a single document the requirements of the Securities and Exchange Commission (SEC) with respect to annual reports on Form 10-K and annual reports to shareholders. Portions of the registrant’s Proxy Statement for the April 18, 2011 annual shareholders’ meeting are incorporated by reference into Part III of this report.

Only those sections of this 2010 Annual Report to Shareholders that are specified in the following Cross Reference Index constitute part of the registrant’s Form 10-K for the year ended December 31, 2010. No other information contained in this 2010 Annual Report to Shareholders shall be deemed to constitute any part of the registrant’s Form 10-K, nor shall any such information be incorporated into the Form 10-K, and such information shall not be deemed “filed” as part of the registrant’s Form 10-K.

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

In addition to the acquisition of CBT, the Corporation has acquired 20 community banks and 15 other branch bank offices through December 31, 2010 and has consolidated these acquisitions into one commercial subsidiary bank, Chemical Bank. Chemical Bank operates through an internal organizational structure of four regional banking units. During 2010, the Corporation acquired O.A.K. Financial Corporation (OAK). This transaction is discussed in more detail under the subheading, “Mergers, Acquisitions, Consolidations and Divestitures,” Note 2 to the consolidated financial statements and the subheading, “Acquisition of O.A.K. Financial Corporation,” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Chemical Bank directly owns two operating non-bank subsidiaries: CFC Financial Services, Inc. and CFC Title Services, Inc. CFC Financial Services, Inc. is an insurance subsidiary that operates under the assumed name of “Chemical Financial Advisors” and provides mutual funds, annuity products and market securities to customers. CFC Title Services, Inc. is an issuer of title insurance to buyers and sellers of residential and commercial mortgage properties, including properties subject to loan refinancing.

At December 31, 2010, Chemical was the second largest commercial bank holding company headquartered in Michigan, measured by total assets, and together with Chemical Bank, employed a total of 1,608 full-time equivalent employees.

Chemical’s business is concentrated in a single industry segment — commercial banking. Chemical Bank offers a full range of traditional banking and fiduciary products and services. These include business and personal checking accounts, savings and individual retirement accounts, time deposit instruments, electronically accessed banking products, residential and commercial real estate financing, commercial lending, consumer financing, debit cards, safe deposit services, automated teller machines, access to insurance and investment products, money transfer services, corporate and personal wealth management services and other banking services.

The principal markets for these financial services are the communities within Michigan in which the branches of Chemical Bank are located and the areas surrounding these communities. As of December 31, 2010, Chemical and Chemical Bank served these markets through 142 banking offices located in 32 counties, all in the lower peninsula of Michigan. In addition to the banking offices, Chemical Bank operated three loan production offices and 162 automated teller machines, both on- and off-bank premises, as of December 31, 2010. The Corporation did not have banking offices or provide commercial banking services in the southeast portion of Michigan at December 31, 2010. The southeast portion of Michigan is not part of the Corporation’s current or projected markets for the delivery of its financial services.

A summary of the composition of the Corporation’s loan portfolio at December 31, 2010, 2009 and 2008 was as follows:

	December 31,
	2010	2009	2008

Composition of Loans:
Commercial	22.2%	19.5%	19.7%
Real estate commercial	29.3	26.2	26.4
Real estate construction and land development	3.9	4.1	4.0
Real estate residential	21.7	24.7	28.1
Consumer installment and home equity	22.9	25.5	21.8

Total composition of loans	100.0%	100.0%	100.0%

While Chemical Bank’s loan portfolio is not concentrated in any one loan category, its largest loan category is real estate commercial loans. At December 31, 2010, real estate commercial loans totaled $1.1 billion, or 29.3% of total loans, compared to $786 million, or 26.2% of total loans, at December 31, 2009 and $786 million, or 26.4% of total loans, at December 31, 2008. The increase in real estate commercial loans during 2010 was primarily attributable to the acquisition of OAK.

The Corporation’s general practice is to sell real estate residential loan originations with interest rates fixed for time periods greater than ten years in the secondary market. During 2010, the Corporation sold $276 million of real estate residential loan originations in the secondary market, compared to the sale of $361 million and $145 million of these loan originations during 2009 and 2008, respectively. The decrease in loans sold in 2010, compared to 2009, was primarily attributable to the Corporation holding $71 million of fixed rate real estate residential loans with fifteen year terms in its own portfolio rather than selling them in the secondary market as has been its general practice. The increase in loans sold in 2009, compared to 2008, was attributable to the significant reduction in market interest rates that resulted in customers refinancing balloon and adjustable rate mortgages to long-term fixed interest rate loans, which the Corporation generally sells in the secondary market.

The principal source of revenue for Chemical is interest income and fees on loans, which accounted for 76% of total revenue in 2010, 74% of total revenue in 2009 and 72% of total revenue in 2008. Interest income on investment securities is also a significant source of revenue, accounting for 6% of total revenue in 2010, 8% of total revenue in 2009 and 10% of total revenue in 2008. Chemical has no foreign loans, assets or activities. No material part of the business of Chemical or its subsidiaries is dependent upon a single customer or very few customers.

The nature of the business of Chemical Bank is such that it holds title to numerous parcels of real property. These properties are primarily owned for branch offices. However, Chemical and Chemical Bank may hold properties for other business purposes, as well as on a temporary basis for properties taken in, or in lieu of, foreclosure to satisfy loans in default. Under current state and federal laws, present and past owners of real property may be exposed to liability for the cost of clean up of contamination on or originating from those properties, even if they are wholly innocent of the actions that caused the contamination. These liabilities can be material and can exceed the value of the contaminated property.

The Corporation offers wealth management services, including trust services, financial and estate planning, retirement programs, investment management and custodial services and employee benefit programs through the Wealth Management (formerly known as Trust and Investment Management Services) department of Chemical Bank. The Wealth Management department had assets under custodial and management arrangements of $2.11 billion, $1.91 billion and $1.67 billion as of December 31, 2010, 2009 and 2008, respectively. The Wealth Management department primarily earns revenue from fees based on the market value of those assets under management, which can fluctuate significantly as the market fluctuates.

Competition

The business of banking is highly competitive. In addition to competition from other commercial banks, banks face significant competition from nonbank financial institutions. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on loans and fees charged for services) and service (convenience and quality of services rendered to customers). Savings associations and credit unions compete aggressively with commercial banks for deposits and loans, and credit unions and finance companies are particularly significant factors in the consumer loan market. Banks compete for deposits with a broad range of other types of investments, the most significant of which, over the past few years, have been mutual funds and annuities. Insurance companies and investment firms are also significant competitors for customer deposits. In response to the competition for customers’ bank deposits, Chemical Bank, through the Chemical Financial Advisors program, offers a broad array of mutual funds, annuity products and market securities through an alliance with an independent, registered broker/dealer. In addition, the Wealth Management department of Chemical Bank offers customers a variety of investment products and services.

Supervision and Regulation

Banks and bank holding companies are extensively regulated. As of December 31, 2010, Chemical Bank was chartered by the State of Michigan and supervised, examined and regulated by the Michigan Office of Financial and Insurance Regulation (OFIR). Chemical Bank is a member of the Federal Reserve System and, therefore, also is supervised, examined and regulated by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Deposits of Chemical Bank are insured by the Federal Deposit Insurance Corporation (FDIC) to the maximum extent provided by law. Chemical has elected to be regulated by the Federal Reserve Board as a financial holding company under the Bank Holding Company Act of 1956.

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

Chemical is a legal entity separate and distinct from Chemical Bank. Chemical’s primary source of funds is dividends paid to it by Chemical Bank. Federal and state banking laws and regulations limit both the extent to which Chemical Bank can lend or otherwise supply funds to Chemical and also place certain restrictions on the amount of dividends Chemical Bank may pay to Chemical. Additional information on restrictions regarding dividends of Chemical and Chemical Bank may be found under Note 20 to the consolidated financial statements and is here incorporated by reference.

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

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. The capital ratio of Chemical Bank exceeds the regulatory guidelines for institutions to be categorized as “well-capitalized.” Additional information on Chemical and Chemical Bank’s capital ratios may be found under Note 20 to the consolidated financial statements and is here incorporated by reference.

The FDIC formed the Deposit Insurance Fund (DIF) in accordance with the Federal Deposit Insurance Reform Act of 2005 (Reform Act). The FDIC maintains the insurance reserves of the DIF by assessing depository institutions an insurance premium. The FDIC implemented the Reform Act to create a stronger and more stable insurance system. The Reform Act enables the FDIC to tie each depository institution’s DIF insurance premiums both to the balance of insured deposits, as well as to the degree of risk the institution poses to the DIF. In addition, the FDIC has flexibility to manage the DIF’s reserve ratio within a range, which in turn may help prevent sharp swings in assessment rates that were possible prior to the Reform Act. Under the Reform Act’s risk-based assessment system, the FDIC will evaluate each depository institution’s risk based on three primary sources of information: supervisory ratings for all insured institutions, certain financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them. Neither the Corporation nor Chemical Bank has a long-term debt issuer rating. The ability to differentiate on the basis of risk improves incentives for effective risk management and may reduce the extent to which safer banks subsidize riskier ones. The FDIC modified insurance premium assessments subsequent to the Reform Act, as discussed below.

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

In December 2008, the FDIC finalized a rule that raised the then current deposit assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment. The rule resulted in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points in 2009. In February 2009, the FDIC issued rules to amend the DIF restoration plan, change the risk-based assessment system and set increased assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009. Effective April 1, 2009, for Risk Category 1 institutions, the methodology for establishing assessment rates for large institutions, such as Chemical Bank, was established to determine the initial base assessment rate by using a weighted combination of weighted-average CAMELS component ratings, long-term debt issuer ratings (converted to numbers and averaged) and certain financial ratios. The initial base assessment rates for Risk Category 1 institutions ranged from 12 to 16 basis points, on an annualized basis, and from 7 to 24 basis points after the effect of potential base-rate adjustments for the last three quarters of 2009 and all of 2010. Chemical Bank was by definition a Risk Category 1 institution during all of 2009 and 2010. The Corporation’s DIF insurance premiums in 2009 and 2010 were $4.9 million and $7.1 million, respectively.

In May 2009, the FDIC issued a rule which levied a special assessment applicable to all FDIC insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to restore the DIF reserves. The Corporation recognized $1.8 million of additional deposit insurance expense in the second quarter of 2009 related to the special assessment. In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepayment calculation was based on an institution’s assessment rate in effect on September 30, 2009 and assumed a 5% annual growth rate in the assessment base. On December 30, 2009, the Corporation prepaid $19.7 million in risk-based assessments. In conjunction with the adoption of the prepaid assessment, the FDIC also adopted a uniform 3 basis point increase in assessment rates effective on January 1, 2011; however, in November 2010 the FDIC issued a proposed rule that would further change assessment rates beginning April 1, 2011, as discussed below.

In November 2010, the FDIC issued a proposed rule, which was adopted in February 2011, that changes the assessment base and assessment rates used to compute quarterly FDIC insurance assessments beginning April 1, 2011. Under the rule, the assessment base for all insured institutions, as mandated by The Dodd-Frank Wall Street Reform and Consumer Act of 2010 (Dodd-Frank Act), will change to average consolidated total assets less average tangible equity. In addition, the initial base assessment rates for Risk Category 1 institutions will range from 5 to 9 basis points, on an annualized basis, and from 2.5 to 9 basis points after the effect of potential base-rate adjustments. Based upon the adopted rule and the Corporation’s average assessment base (under the adopted rule) at December 31, 2010, the Corporation’s FDIC premiums are expected to be lower in 2011 than in 2010.

In October 2008, the Emergency Economic Stabilization Act (EESA) was signed into law. Under the EESA, the basic limit on FDIC deposit insurance coverage was temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009. In May 2009, the Helping Families Save Their Homes Act was signed into law, which extended the temporary deposit insurance increase of $250,000 per depositor through December 31, 2013. On July 21, 2010, legislation was passed to permanently increase the FDIC deposit insurance coverage to $250,000 per depositor. In addition to EESA, in November 2008, the FDIC adopted a rule relating to the Temporary Liquidity Guarantee Program (TLGP). The TLGP was amended by the FDIC in August 2009 to extend maturity dates originally adopted under the November 2008 rule. Under the TLGP, the FDIC (i) guarantees, through the earlier of maturity or December 31, 2012, certain newly-issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and through October 31, 2009 and (ii) provides full FDIC deposit insurance coverage for covered accounts, which are defined as noninterest bearing transaction deposit accounts, Negotiable Order of Withdrawal (NOW) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (IOLTA) held at participating FDIC-insured institutions through June 30, 2010 (and later extended to December 31, 2010). The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is an annualized 10 basis points assessed quarterly on amounts in covered accounts exceeding $250,000. The Corporation elected to participate in both guarantee programs. In October 2009, the FDIC also established a limited, six-month emergency guarantee facility upon expiration of the debt guarantee program, under which certain eligible participating entities could issue FDIC-guaranteed debt starting October 31, 2009 through April 30, 2010. The fee for issuing debt under the emergency facility was at least 300 basis points per annum. The Corporation did issue any FDIC-guaranteed debt under the TLGP. In November 2010, the FDIC issued a rule which provides unlimited insurance coverage on noninterest-bearing transaction accounts beginning December 31, 2010 and expiring December 31, 2012.

The Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (FICO) to impose periodic assessments on all depository institutions. The purpose of these periodic assessments is to spread the cost of the interest payments on the outstanding FICO bonds issued to recapitalize the Savings Association Insurance Fund over a larger number of institutions. The Corporation’s FICO assessment was $0.4 million in 2010 and $0.3 million in both 2009 and 2008. The Corporation expects these assessments to continue in 2011 and beyond.

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

The Dodd-Frank Act was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (BCFP), and will require the BCFP and other federal agencies to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Corporation’s and Chemical Bank’s business. Compliance with these new laws and regulations will likely result in additional costs, which could be significant and could adversely impact the Corporation’s results of operations, financial condition or liquidity.

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

On September 30, 2006, Congress passed the Financial Services Regulatory Relief Act of 2006 (Relief Act). The Relief Act authorizes the Federal Reserve Bank (FRB) to pay interest on reserves starting October 1, 2011, although the EESA accelerated the effective date to October 1, 2008. As a result of the FRB paying interest on reserves, the Corporation maintained its excess funds at the FRB throughout most of 2009 and all of 2010.

The information under the heading “Bank Industry Developments” above is here incorporated by reference.

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

There were no business combinations, consolidations or divestitures completed by the Corporation during 2008 or 2009.

On April 30, 2010, the Corporation acquired 100% of O.A.K. Financial Corporation (OAK) for total consideration of $83.7 million. The total consideration consisted of the issuance of 3,529,772 shares of the Corporation’s common stock with a total value of $83.7 million based upon a market price per share of $23.70 at the acquisition date, the exchange of 26,425 stock options for the outstanding vested stock options of OAK with a value of the exchange equal to approximately $41,000 at the acquisition date, and approximately $8,000 of cash in lieu of fractional shares.

Availability of Financial Information

The Corporation files reports with the Securities and Exchange Commission (SEC). Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials the Corporation files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 may be obtained without charge upon written request to Lori A. Gwizdala, Chief Financial Officer of the Corporation, at P.O. Box 569, Midland, Michigan 48640-0569 and are accessible at no cost on the Corporation’s website at www.chemicalbankmi.com in the “Investor Information” section, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies of exhibits may also be requested at the cost of 30 cents per page from the Corporation’s corporate offices. In addition, interactive copies of the Corporation’s 2010 Annual Report on Form 10-K and the 2011 Proxy Statement are available at www.edocumentview.com/chfc.

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

Asset quality could deteriorate.

A significant source of risk for the Corporation arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements. Most loans originated by the Corporation are secured, but some loans are unsecured depending on the nature of the loan. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of real and personal property that may be insufficient to cover the obligations owed under such loans. Collateral values are adversely affected by changes in prevailing economic, environmental and other conditions, including continued declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, terrorist activity, environmental contamination and other external events.

The Corporation maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to net income that represents management’s estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for probable loan losses and risks inherent in the loan portfolio. The level of the allowance for loan losses reflects management’s continuing evaluation of specific credit risks, loan loss experience, current loan portfolio quality, the value of real estate, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions and declines in real estate values affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Any significant increase in the allowance for loan losses would likely result in a significant decrease in net income and may have a material adverse effect on the Corporation’s financial condition and results of operations. See the section captioned “Allowance for Loan Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 — Loans in the notes to consolidated financial statements in Item 8. Financial Statements and Supplementary Data located elsewhere in this report for further discussion related to the Corporation’s process for determining the appropriate level of the allowance for loan losses.

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

The Corporation may face increasing pressure from purchasers of its residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans.

The Corporation generally sells the fixed rate long-term residential mortgage loans it originates in the secondary market. In response to the financial crisis, the Corporation believes that purchasers of residential mortgage loans, such as government sponsored entities, are increasing their efforts to seek to require sellers of residential mortgage loans to either repurchase loans previously sold or reimburse purchasers for losses related to loans previously sold when losses are incurred on a loan previously sold due to actual or alleged failure to strictly conform to the purchaser’s purchase criteria. As a result, the Corporation may face increasing pressure from purchasers of its residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans and it may face increasing expenses to defend against such claims. If the Corporation is required in the future to repurchase loans previously sold, reimburse purchasers for losses related to loans previously sold, or if it incurs increasing expenses to defend against such claims, the Corporation’s financial condition and results of operations would be negatively affected.

The Corporation holds general obligation, municipal bonds in its investment securities portfolio. If one or more issuers of these bonds were to become insolvent and default on its obligations under the bonds, it could have a negative effect on the financial condition and results of operations of the Corporation.

Some experts have raised concerns about the financial difficulties of municipalities and the potential for many municipalities to become insolvent. Municipal bonds held by the Corporation totaled $201 million at December 31, 2010, and were issued by many different municipalities with no significant concentration in any single municipality. The Corporation has conducted an examination of the credit quality of the municipalities whose bonds are held in the investment securities portfolio. The Corporation believes the overall credit quality of the municipalities to be good and expects the municipal bonds to continue to perform in accordance with their terms. However, there can be no assurance that the financial conditions of these municipalities will not be materially and adversely affected by future economic conditions. If one or more of the issuers of these bonds were to become insolvent and default on their obligations under the bonds, it could have a negative effect on the financial condition and results of operations of the Corporation.

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

General economic conditions, and in particular conditions in the State of Michigan, effect the Corporation’s business.

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

Changes in interest rates could reduce Chemical’s net income and cash flow.

Chemical’s net income and cash flow depends, to a great extent, on the difference between the interest earned on loans and securities and the interest paid on deposits and other borrowings. Market interest rates are beyond Chemical’s control, and they fluctuate in response to general economic conditions, the policies of various governmental and regulatory agencies, including, in particular, the Federal Reserve Board, and competition. Changes in monetary policy, including changes in interest rates and interest rate relationships, will influence the origination of loans, the purchase of investments, the generation of deposits and the interest rates received on loans and securities and interest paid on deposits and other borrowings. Although management believes it has implemented effective asset and liability management strategies, any significant adverse effects of changes in interest rates on the Corporation’s results of operations, or any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations. See the sections captioned “Net Interest Income” and “Market Risk” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Corporation’s management of interest rate risk.

The Corporation may be required to pay additional insurance premiums to the FDIC, which could negatively impact earnings.

Insured institution failures in 2009 and 2010 and expectations of continued historically high volumes of insured institution failures in 2011, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. Insured institution failures could remain elevated; thus, the reserve ratio may continue to decline despite the FDIC’s efforts to increase the reserve ratio. In addition, the Dodd-Frank Act permanently increased FDIC insurance coverage to $250,000 per depositor and the FDIC issued a rule in November 2010 that provides unlimited FDIC coverage on noninterest-bearing transaction accounts through December 31, 2012.

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

Liquidity risk is the possibility of being unable to meet obligations as they come due or capitalize on growth opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is required to fund various obligations, including credit obligations to borrowers, loan originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses and capital expenditures. Liquidity is derived primarily from retail deposit growth and earnings retention, principal and interest payments on loans and investment securities, net cash provided from operations and access to other funding. If the Corporation is unable to maintain adequate liquidity, then its business, financial condition and results of operations would be negatively effected.

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

The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s net income, projected net income and financial condition or future recovery prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. Estimating future cash flows involves incorporating information received from third-party sources and making internal assumptions and judgments regarding the future performance of the underlying collateral and/or value of the underlying asset and also assessing the probability that an adverse change in future cash flows has occurred. The determination of the amount of other-than-temporary impairments is based upon the Corporation’s quarterly evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.

Additionally, the Corporation’s management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been less than cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) the Corporation’s intent and ability to retain the investment for a period of time sufficient to allow for the recovery of its value; (vii) unfavorable changes in forecasted cash flows on residential mortgage-backed and asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. Impairments to the carrying value of our investment securities may need to be taken in the future, which could have a material adverse effect on our results of operations and financial condition.

The Corporation may be required to recognize an impairment of goodwill or to establish a valuation allowance against deferred income tax assets, which could have a material adverse effect on the Corporation’s results of operations and financial condition.

Goodwill represents the excess of the amounts paid to acquire subsidiaries over the fair value of their net assets at the date of acquisition. The Corporation tests goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. Substantially all of the Corporation’s goodwill at December 31, 2010 was recorded on the books of Chemical Bank. The fair value of Chemical Bank is impacted by the performance of its business and other factors. If it is determined that the goodwill has been impaired, the Corporation must write-down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write-downs could have a material adverse effect on the Corporation’s results of operations and financial position.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the Corporation, including the ability to generate taxable net income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. As of December 31, 2010, the Corporation did not carry a valuation allowance against its deferred tax assets. Future facts and circumstances may require a valuation allowance. Charges to establish a valuation allowance could have a material adverse effect on the Corporation’s results of operations and financial position.

If the Corporation is required to take a valuation allowance with respect to its mortgage servicing rights, its financial condition and results of operations would be negatively affected.

At December 31, 2010, the Corporation’s mortgage servicing rights had a book value of $3.8 million and a fair value of approximately $5.7 million. Because of the current interest rate environment and the increasing rate and speed of mortgage refinancings, it is possible that the Corporation may have to establish a valuation allowance with respect to its mortgage servicing rights in the future. If the Corporation is required in the future to take a valuation allowance with respect to its mortgage servicing rights, the Corporation’s financial condition and results of operations would be negatively affected.

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

The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national and regional banks within the various markets where the Corporation operates. The Corporation also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. The Corporation competes with these institutions both in attracting deposits and in making new loans. Also, technology has lowered barriers to entry into the market and made it possible for non-banks to offer products and services traditionally provided by banks. Many of the Corporation’s competitors have fewer regulatory constraints and may have lower cost structures, such as credit unions that are not subject to federal income tax. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can.

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

Legislative or regulatory changes or actions, or significant litigation, could adversely impact the Corporation or the businesses in which it is engaged.

The financial services industry is extensively regulated. The Corporation and Chemical Bank are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of their operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds, and not to benefit the Corporation’s shareholders. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact the Corporation or its ability to increase the value of its business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Future regulatory changes or accounting pronouncements may increase the Corporation’s regulatory capital requirements or adversely affect its regulatory capital levels. Additionally, actions by regulatory agencies or significant litigation against the Corporation or Chemical Bank could require the Corporation to devote significant time and resources to defending its business and may lead to penalties that materially affect the Corporation and its shareholders.

The soundness of other financial institutions could adversely affect the Corporation.

The Corporation’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Corporation has exposure to many different industries and counterparties, and it routinely executes transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by the Corporation or by other institutions. Many of these transactions expose the Corporation to credit risk in the event of default of the Corporation’s counterparty or client. In addition, the Corporation’s credit risk may be exacerbated when the collateral that it holds cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan. The Corporation can give no assurance that any such losses would not materially and adversely affect its business, financial condition or results of operations.

A substantial decline in the value of the Corporation’s Federal Home Loan Bank of Indianapolis stock may adversely affect its financial condition.

The Corporation owns stock of the Federal Home Loan Bank of Indianapolis (the “FHLB”), in order to qualify for membership in the Federal Home Loan Bank system, which enables it to borrow funds under the Federal Home Loan Bank advance program. The carrying value of the Corporation’s FHLB common stock was approximately $18.7 million as of December 31, 2010.

Published reports indicate that certain member banks of the Federal Home Loan Bank system may be subject to asset quality risks that could result in materially lower regulatory capital levels. In December 2008, certain member banks of the Federal Home Loan Bank system (including the FHLB) suspended dividend payments and the repurchase of capital stock until further notice. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB, could be substantially diminished or reduced to zero. Consequently, given that there is no market for the Corporation’s FHLB stock, the Corporation believes that there is a risk that the investment could be deemed other-than-temporarily impaired at some time in the future. If this occurs, it may adversely affect the Corporation’s results of operations and financial condition. If the FHLB were to cease operations, or if the Corporation were required to write-off the investment in the FHLB, its business, financial condition, liquidity, capital and results of operations may be materially adversely affected.

Recently enacted financial reform legislation may have a significant impact on the Corporation and results of its operations.

The Dodd-Frank Act was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (BCFP), and will require the BCFP and other federal agencies to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Corporation’s and Chemical Bank’s business. Compliance with these new laws and regulations will likely result in additional costs, which could be significant and could adversely impact the Corporation’s results of operations, financial condition or liquidity.

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

The anticipated benefits or results of the Corporation’s acquisition of O.A.K. Financial Corporation may not be achieved.

On April 30, 2010, the Corporation completed its acquisition of O.A.K. Financial Corporation (“OAK”). On July 23, 2010, the Corporation completed the consolidation of Byron Bank, OAK’s subsidiary, with and into Chemical Bank. Risks related to the OAK acquisition include:

•	The anticipated benefits, including anticipated cost savings and strategic gains, may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events.

•	Chemical’s ability to achieve anticipated results from the transaction is dependent on the state of the economic and financial markets going forward, which have been under significant stress recently. Specifically, Chemical may incur more credit losses from OAK’s loan portfolio than expected and deposit attrition may be greater than expected.

•	The complete integration of OAK’s business and operations into Chemical may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results.

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

Chemical relies on dividends from its subsidiary bank for most of its revenue.

Chemical is a separate and distinct legal entity from its subsidiary bank, Chemical Bank. It receives substantially all of its revenue from dividends from Chemical Bank. These dividends are the principal source of funds to pay cash dividends on the Corporation’s common stock. Various federal and/or state laws and regulations limit the amount of dividends that Chemical Bank may pay to Chemical. In the event Chemical Bank is unable to pay dividends to Chemical, the Corporation may not be able to pay cash dividends on the Corporation’s common stock. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to shareholders. Over the long-term, cash dividends to shareholders are dependent upon earnings, as well as capital requirements, regulatory restraints and other factors affecting Chemical Bank. Due to the strength of the Corporation’s capital position, the Corporation has the financial ability to pay cash dividends to shareholders in excess of the earnings of Chemical Bank. The length of time the Corporation could sustain cash dividends to shareholders in excess of the current earnings of Chemical Bank is dependent on the magnitude of the earnings shortfall, the capital levels of both Chemical Bank and the Corporation and obtaining regulatory approval. See the section captioned “Supervision and Regulation” in Item 1. Business and Note 20 — Regulatory Capital and Reserve Requirements in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

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

The Corporation relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan and other systems. While the Corporation has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches of the Corporation’s information systems would not damage the Corporation’s reputation, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

The executive offices of Chemical, the accounting department of Chemical and Chemical Bank and the accounting services, marketing, risk management and Wealth Management departments of Chemical Bank are located at 235 E. Main Street in downtown Midland, Michigan, in a three-story, approximately 35,000 square foot office building, owned by the Corporation. The main office of Chemical Bank and the majority of its remaining operations’ departments are located in a three story, approximately 74,000 square foot office building in downtown Midland, Michigan at 333 E. Main Street, owned by Chemical Bank.

Chemical Bank also conducted business from a total of 141 other banking offices and three loan production offices as of December 31, 2010. These offices are located in the lower peninsula of Michigan. Of the total offices, 136 are owned by Chemical Bank and ten are leased from independent parties with remaining lease terms of less than one year to four years and eight months. This leased property is considered insignificant. The Corporation’s and Chemical Bank’s owned properties are owned free from mortgages.

Item 3.	Legal Proceedings.

As of December 31, 2010, Chemical was not a party to any material pending legal proceeding. As of December 31, 2010, Chemical Bank was a party, as plaintiff or defendant, to a number of legal proceedings, none of which are considered material, and all of which are considered ordinary routine litigation incidental to its business.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information required by this item is included under the heading “Market for Chemical Financial Corporation Common Stock and Related Shareholder Matters (Unaudited).” See Item 12 for information with respect to the Corporation’s equity compensation plans. All of this information is here incorporated by reference.

Item 6.	Selected Financial Data.

The information required by this item is included under the heading “Selected Financial Data” and is here incorporated by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is here incorporated by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included under the subheadings “Liquidity Risk” and “Market Risk” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is here incorporated by reference.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is included under the headings “Report of Independent Registered Public Accounting Firm,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” and is here incorporated by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Chemical’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). An evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based on and as of the time of that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms.

Information required by this item is also included under the heading “Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting” and under the heading “Report of Independent Registered Public Accounting Firm” and is here incorporated by reference. There was no change in the Corporation’s internal control over financial reporting that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is set forth under the heading “Chemical Financial’s Board of Directors and Nominees for Election as Directors” and the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” in the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders and is here incorporated by reference.

Information regarding the identification of executive officers is set forth under the heading “Executive Officers” in the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders and is here incorporated by reference.

Information required by this item is set forth under the subheadings “Board Committees” and “Audit Committee” in the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders and is here incorporated by reference.

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

Information required by this item is set forth under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” in the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders and is here incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth under the heading “Ownership of Chemical Financial Common Stock” in the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders and is here incorporated by reference.

The following table presents information about the registrant’s equity compensation plans as of December 31, 2010:

	Equity Compensation Plan Information
			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance under
	Issued upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	742,165	$29.47	918,894
Equity compensation plans not approved by security holders	15,500	26.95	113,052

Total	757,665	$29.42	1,031,946

At December 31, 2010, equity compensation plans not approved by shareholders consisted of the Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors (Stock Purchase Plan), the Chemical Financial Corporation Plan for Participants in the O.A.K. Financial Corporation 1999 Directors Stock Option Plan (OAK Directors Plan) and the Chemical Financial Corporation Plan for Participants in the O.A.K. Financial Corporation 1999 Stock Compensation Plan (OAK Employees Plan).

The Stock Purchase Plan became effective on March 25, 2002 and was designed to provide non-employee community advisory directors of Chemical Bank, who are neither directors nor employees of the Corporation, the option of receiving their fees in shares of the Corporation’s common stock. The Stock Purchase Plan provides for a maximum of 175,000 shares of the Corporation’s common stock, subject to adjustment for certain changes in the capital structure of the Corporation as defined in the Stock Purchase Plan, to be available under the Stock Purchase Plan. Subsidiary directors and community advisory directors who elect to participate in the Stock Purchase Plan may elect to contribute to the Stock Purchase Plan fifty percent or one hundred percent of their director fees and/or fifty percent or one hundred percent of their director committee fees, earned as directors or community advisory directors of Chemical Bank. Contributions to the Stock Purchase Plan are made by Chemical Bank on behalf of each electing participant. Stock Purchase Plan participants may terminate their participation in the Stock Purchase Plan, at any time, by written notice of withdrawal to the Corporation. Participants will cease to be eligible to participate in the Stock Purchase Plan when they cease to serve as directors or community advisory directors of Chemical Bank. Shares are distributed to participants annually.

Options granted under the OAK Directors Plan are incentive stock options and were awarded at the fair value of O.A.K. Financial Corporation common stock on the date of grant. Payment for exercise of an option at the time of exercise may be made in the form of shares of the Corporation’s common stock having a market value equal to the exercise price of the option at the time of exercise, or in cash. There are no further stock options available for grant under the OAK Directors Plan. As of December 31, 2010, there were options outstanding under the OAK Directors Plan for 3,479 shares of common stock with a weighted average exercise price of $25.60 per share.

Options granted under the OAK Employees Plan are incentive stock options and were awarded at the fair value of O.A.K. Financial Corporation common stock on the date of grant. Payment for exercise of an option at the time of exercise may be made in the form of shares of the Corporation’s common stock having a market value equal to the exercise price of the option at the time of exercise, or in cash. There are no further stock options available for grant under the OAK Employees Plan. As of

December 31, 2010, there were options outstanding under the OAK Employees Plan for 12,022 shares of common stock with a weighted average exercise price of $26.88 per share.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item is set forth under the heading “Election of Directors” and the subheading “Certain Relationships and Related Transactions” in the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders and is here incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is set forth under the subheading “Independent Registered Public Accounting Firm” and the subheading “Board Committees” in the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders and is here incorporated by reference.

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

(2)	Financial Statement Schedules. The schedules for the Corporation are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

(3)	Exhibits. The following lists the Exhibits to the Annual Report on Form 10-K:

Number	Exhibit

2.1	Agreement and Plan of Merger, dated January 7, 2010. Previously filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated January 7, 2010, filed with the SEC on January 8, 2010. Here incorporated by reference.
3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 5, 2009. Here incorporated by reference.
3.2	Bylaws. Previously filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K dated January 20, 2009, filed with the SEC on January 23, 2009. Here incorporated by reference.
4.1	Restated Articles of Incorporation. Exhibit 3.1 is here incorporated by reference.
4.2	Bylaws. Exhibit 3.2 is here incorporated by reference.
4.3	Long-Term Debt. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant’s total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term debt to the SEC upon request.
10.1	Chemical Financial Corporation Stock Incentive Plan of 2006.* Previously filed as an exhibit to the registrant’s Form 8-K, filed with the SEC on April 21, 2006. Here incorporated by reference.
10.2	Chemical Financial Corporation Stock Incentive Plan of 1997.* Previously filed as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 15, 2005. Here incorporated by reference.

Number	Exhibit

10.3	Chemical Financial Corporation Deferred Compensation Plan for Directors.* Previously filed as Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 13, 2006. Here incorporated by reference.
10.4	Chemical Financial Corporation Deferred Compensation Plan.* Previously filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 1, 2007. Here incorporated by reference.
10.5	Chemical Financial Corporation Supplemental Retirement Income Plan.* Previously filed as Exhibit 10.5 to the registrant’s Registration Statement on Form S-4, filed with the SEC on February 19, 2010. Here incorporated by reference.
10.6	Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors.* Previously filed as Exhibit 4.3 to the registrant’s Registration Statement on Form S-8, filed with the SEC on March 25, 2002. Here incorporated by reference.
10.7	Chemical Financial Corporation Directors’ Deferred Stock Plan.* Previously filed as Appendix A to the registrant’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, filed with the SEC on March 5, 2008. Here incorporated by reference.
21	Subsidiaries.
23.1	Consent of KPMG LLP.
23.2	Consent of Andrews Hooper Pavlik PLC
24	Powers of Attorney.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification pursuant to 18 U.S.C. §1350.
99.1	Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors Audited Financial Statements and Notes.
99.2	Chemical Financial Corporation Directors’ Deferred Stock Plan Audited Financial Statements and Notes.

* These agreements are management contracts or compensation plans or arrangements required to be filed as Exhibits to this Form 10-K.

The index of exhibits and any exhibits filed as part of the 2010 Form 10-K are accessible at no cost on the Corporation’s web site at www.chemicalbankmi.com in the “Investor Information” section, at www.edocumentview.com/chfc and through the United States Securities and Exchange Commission’s web site at www.sec.gov. Chemical will furnish a copy of any exhibit listed above to any shareholder of the registrant at a cost of 30 cents per page upon written request to Ms. Lori A. Gwizdala, Chief Financial Officer, Chemical Financial Corporation, 333 East Main Street, Midland, Michigan 48640-0569.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2011.

CHEMICAL FINANCIAL CORPORATION

David B. Ramaker
Chairman of the Board, CEO, President and Director
Principal Executive Officer

Lori A. Gwizdala
Executive Vice President, CFO and Treasurer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 25, 2011 by the following persons on behalf of the registrant and in the capacities indicated.

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
Gary E. Anderson
J. Daniel Bernson
Nancy Bowman
James A. Currie
James R. Fitterling
Thomas T. Huff
Michael T. Laethem
James B. Meyer
Terence F. Moore
Aloysius J. Oliver
Grace O. Shearer
Larry D. Stauffer
William S. Stavropoulos
Franklin C. Wheatlake

By Lori A. Gwizdala
Attorney-in-fact