Form 10-Q
period 2011-03-31
CHEMICAL FINANCIAL CORP
filed 2011-05-05
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2011

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

Commission File Number:  000-08185

CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

235 E. Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)

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

The number of shares outstanding of the registrant's Common Stock, $1 par value, as of April 22, 2011, was 27,451,367 shares.

INDEX

Chemical Financial Corporation
Form 10-Q

Index to Form 10-Q

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and Chemical Financial Corporation (Chemical). Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "judgment," "plans," "predicts," "projects," "should," "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to real estate valuation, future levels of nonperforming loans, the rate of asset dispositions, future capital levels, future dividends, future growth and funding sources, future liquidity levels, future profitability levels, future deposit insurance premiums, the effects on earnings of future changes in interest rates and the future level of other revenue sources. All statements referencing future time periods are forward-looking. Management's determination of the provision and allowance for loan losses; the carrying value of acquired loans, goodwill and mortgage servicing rights; the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment); and management's assumptions concerning pension and other postretirement benefit plans involve judgments that are inherently forward-looking. There can be no assurance that future loan losses will be limited to the amounts estimated. All of the information concerning interest rate sensitivity is forward-looking. The future effect of changes in the financial and credit markets and the national and regional economy on the banking industry, generally, and on Chemical, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Chemical undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Risk factors include, but are not limited to, the risk factors described in Item 1A of Chemical's Annual Report on Form 10-K for the year ended December 31, 2010. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I. Financial Information
Item 1.	Financial Statements

Chemical Financial Corporation
Consolidated Statements of Financial Position
	March 31, 2011	December 31, 2010	March 31, 2010
	(Unaudited)		(Unaudited)
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$116,445	$91,403	$80,791
Interest-bearing deposits with unaffiliated banks and others	525,174	444,762	366,580
Total cash and cash equivalents	641,619	536,165	447,371
Investment securities:
Available-for-sale at fair value	585,992	578,610	565,823
Held-to-maturity (fair value - $158,312 at March 31, 2011, $159,188 at December 31, 2010 and $119,830 at March 31, 2010)	163,890	165,400	124,893
Total investment securities	749,882	744,010	690,716
Other securities	27,133	27,133	22,128
Loans held for sale	4,033	20,479	4,943
Loans	3,682,516	3,681,662	2,988,315
Allowance for loan losses	(89,674)	(89,530)	(84,155)
Net loans	3,592,842	3,592,132	2,904,160
Premises and equipment (net of accumulated depreciation of $82,676 at March 31, 2011, $80,792 at December 31, 2010 and $74,868 at March 31, 2010)	65,135	65,961	54,438
Goodwill	113,414	113,414	69,908
Other intangible assets	13,060	13,521	5,242
Interest receivable and other assets	127,977	133,394	93,723
Total Assets	$5,335,095	$5,246,209	$4,292,629
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$766,876	$753,553	$558,470
Interest-bearing	3,615,395	3,578,212	2,915,869
Total deposits	4,382,271	4,331,765	3,474,339
Interest payable and other liabilities	30,038	37,533	28,264
Short-term borrowings	286,193	242,703	237,712
Federal Home Loan Bank (FHLB) advances	72,854	74,130	80,000
Total liabilities	4,771,356	4,686,131	3,820,315
Shareholders' equity:
Preferred stock, no par value:
Authorized - 200,000 shares, none issued	-	-	-
Common stock, $1 par value per share:
Authorized - 30,000,000 shares; issued and outstanding - 27,451,367 shares at March 31, 2011, 27,440,006 shares at December 31, 2010 and 23,902,519 shares at March 31, 2010	27,451	27,440	23,903
Additional paid-in capital	429,990	429,511	348,136
Retained earnings	120,935	117,238	112,900
Accumulated other comprehensive loss	(14,637)	(14,111)	(12,625)
Total shareholders' equity	563,739	560,078	472,314
Total Liabilities and Shareholders' Equity	$5,335,095	$5,246,209	$4,292,629

See accompanying notes to consolidated financial statements.

Chemical Financial Corporation
Consolidated Statements of Income (Unaudited)
	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$49,440	$41,718
Interest on investment securities:
Taxable	2,324	3,124
Tax-exempt	1,479	982
Dividends on other securities	123	82
Interest on deposits with unaffiliated banks and others	309	216
Total interest income	53,675	46,122
Interest Expense
Interest on deposits	7,878	8,700
Interest on short-term borrowings	150	160
Interest on FHLB advances	442	874
Total interest expense	8,470	9,734
Net Interest Income	45,205	36,388
Provision for loan losses	7,500	14,000
Net interest income after provision for loan losses	37,705	22,388
Noninterest Income
Service charges on deposit accounts	4,096	4,391
Wealth management revenue	2,766	2,292
Other charges and fees for customer services	2,658	2,008
Mortgage banking revenue	1,064	718
Other	188	31
Total noninterest income	10,772	9,440
Operating Expenses
Salaries, wages and employee benefits	18,325	14,507
Occupancy	3,338	2,837
Equipment and software	2,722	2,714
Other	11,004	9,131
Total operating expenses	35,389	29,189
Income before income taxes	13,088	2,639
Federal income tax expense	3,900	350
Net Income	$9,188	$2,289

Net Income Per Common Share:
Basic	$0.33	$0.10
Diluted	0.33	0.10
Cash Dividends Declared Per Common Share	0.20	0.20

See accompanying notes to consolidated financial statements.

Chemical Financial Corporation
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share data)
Balances at January 1, 2010	$23,891	$347,676	$115,391	$(12,647)	$474,311
Comprehensive income:
Net income			2,289
Other:
Net unrealized losses on investment securities-available-for-sale, net of tax benefit of $3				(5)
Adjustment for pension and other postretirement benefits, net of tax expense of $14				27
Comprehensive income					2,311
Cash dividends declared of $0.20 per share			(4,780)		(4,780)
Shares issued - directors' stock purchase plan	12	238			250
Share-based compensation		222			222
Balances at March 31, 2010	$23,903	$348,136	$112,900	$(12,625)	$472,314

Balances at January 1, 2011	$27,440	$429,511	$117,238	$(14,111)	$560,078
Comprehensive income:
Net income			9,188
Other:
Net unrealized losses on investment securities-available-for-sale, net of tax benefit of $347				(643)
Adjustment for pension and other postretirement benefits, net of tax expense of $63				117
Comprehensive income					8,662
Cash dividends declared of $0.20 per share			(5,491)		(5,491)
Shares issued - directors' stock purchase plan	11	234			245
Share-based compensation		245			245
Balances at March 31, 2011	$27,451	$429,990	$120,935	$(14,637)	$563,739

See accompanying notes to consolidated financial statements.

Chemical Financial Corporation
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities:	(In thousands)
Net income	$9,188	$2,289
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,500	14,000
Gains on sales of loans	(1,555)	(1,011)
Proceeds from sales of loans	70,094	49,440
Loans originated for sale	(52,093)	(45,010)
Net gains on sales of other real estate and repossessed assets	(201)	(431)
Net (gains) losses on disposal of premises and equipment and branch bank property	(26)	9
Depreciation of premises and equipment	2,021	1,703
Amortization of intangible assets	969	523
Net amortization of premiums and discounts on investment securities	824	503
Share-based compensation expense	245	222
Net decrease in interest receivable and other assets	4,349	1,661
Net increase (decrease) in interest payable and other liabilities	(7,282)	631
Net cash provided by operating activities	34,033	24,529
Cash Flows From Investing Activities:
Investment securities-available-for-sale:
Proceeds from maturities, calls and principal reductions	103,482	73,817
Purchases	(113,996)	(47,608)
Investment securities-held-to-maturity:
Proceeds from maturities, calls and principal reductions	11,331	9,974
Purchases	(8,503)	(3,592)
Net increase in loans	(10,702)	(11,146)
Proceeds from sales of other real estate and repossessed assets	3,504	4,043
Proceeds from sale of branch bank property	-	35
Purchases of premises and equipment, net	(1,169)	(2,218)
Net cash provided by (used in) investing activities	(16,053)	23,305
Cash Flows From Financing Activities:
Net increase in noninterest-bearing and interest-bearing demand deposits and savings accounts	69,042	63,553
Net decrease in time deposits	(18,536)	(7,339)
Net increase (decrease) in short-term borrowings	43,490	(2,856)
Repayment of FHLB advances	(1,276)	(10,000)
Cash dividends paid	(5,491)	(4,780)
Proceeds from directors' stock purchase plan	245	250
Net cash provided by financing activities	87,474	38,828
Net increase in cash and cash equivalents	105,454	86,662
Cash and cash equivalents at beginning of period	536,165	360,709
Cash and Cash Equivalents at End of Period	$641,619	$447,371

Supplemental Disclosure of Cash Flow Information:
Interest paid	$8,565	$9,959
Loans transferred to other real estate and repossessed assets	2,492	5,305

See accompanying notes to consolidated financial statements.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Note 1:  Significant Accounting Policies

Nature of Operations

Chemical Financial Corporation (Chemical or the Corporation) operates in a single operating segment - commercial banking. The Corporation is a financial holding company, headquartered in Midland, Michigan, that operates through one commercial bank, Chemical Bank. Chemical Bank operates within the State of Michigan as a state-chartered commercial bank. Chemical Bank operates through an internal organizational structure of four regional banking units and offers a full range of traditional banking and fiduciary products and services to the residents and business customers in the bank's geographical market areas. The products and services offered by the regional banking units, through branch banking offices, are generally consistent throughout the Corporation, as is the pricing of those products and services. The marketing of products and services throughout the Corporation's regional banking units is generally uniform, as many of the markets served by the regional banking units overlap. The distribution of products and services is uniform throughout the Corporation's regional banking units and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation's consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments believed necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Use of Estimates

Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, expected cash flows from acquired loans, fair value amounts related to the acquisition of O.A.K. Financial Corporation (OAK) on April 30, 2010, pension expense, income taxes, goodwill and those assets that require fair value measurement. Actual results could differ from these estimates.

Business Combinations

On April 30, 2010, the Corporation acquired 100% of OAK for total consideration of $83.7 million. Pursuant to the guidance of Accounting Standards Codification (ASC) Topic 805, Business Combinations (ASC 805) effective for all acquisitions with closing dates after January 1, 2009, the Corporation recognized the assets acquired and the liabilities assumed in the OAK acquisition at their fair values as of the acquisition date with the related acquisition and restructuring costs expensed in the period incurred. The Corporation recorded $43.5 million of goodwill in conjunction with the acquisition, which represented the purchase price over the fair values of the identifiable net assets acquired. Additionally, the Corporation recorded $9.8 million of other intangible assets as a result of the OAK acquisition attributable to core deposits, mortgage servicing rights and non-compete agreements acquired.

ASC 805 affords a measurement period beyond the acquisition date that allows the Corporation the opportunity to finalize the acquisition accounting in the event that new information is identified that existed as of the acquisition date but was not known by the Corporation at that time. The Corporation anticipates that measurement period adjustments may arise from adjustments to the fair values of assets and liabilities recognized at the acquisition date as additional information is obtained, such as appraisals of collateral securing loans and other borrower information.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

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

Loan interest income is recognized on the accrual basis. The past due status of a loan is based on the loan's contractual terms. A loan is placed in the nonaccrual category when principal or interest is past due 90 days or more (except for real estate residential loans that are transferred at 120 days past due), unless the loan is both well-secured and in the process of collection, or earlier when, in the opinion of management, there is sufficient reason to doubt the collectibility of principal or interest. Interest previously accrued, but not collected, is reversed and charged against interest income at the time the loan is placed in nonaccrual status. The subsequent recognition of interest income on a nonaccrual loan is then recognized only to the extent cash is received and where future collection of principal is probable. Loans are returned to accrual status when principal and interest payments are brought current, payments have been received consistently for a period of time and collectibility is no longer in doubt.

Nonperforming loans are comprised of those loans of the originated portfolio accounted for on a nonaccrual basis, accruing loans contractually past due 90 days or more as to interest or principal payments and loans modified under troubled debt restructurings.

Loans modified under troubled debt restructurings involve granting a concession to a borrower who is facing financial difficulty. Concessions generally include modifications to original loan terms, including changes to a loan's payment schedule or interest rate, which generally would not otherwise be considered. The Corporation's loans reported as modified under troubled debt restructurings continue on an accrual status. However, if the borrower's ability to meet the revised payment schedule is not reasonably assured, the loan is moved to nonaccrual status.

Loans Acquired in a Business Combination

The Corporation recognized a fair value discount on loans acquired in the acquisition of OAK (collectively referred to as "acquired loans") that was, in part, attributable to deterioration in credit quality. The fair value discount was recorded as a reduction of the acquired loans' outstanding principal balances in the consolidated statement of financial position. Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be impaired. In the assessment of credit quality deterioration, the Corporation must make numerous assumptions, interpretations and judgments using internal and third-party credit quality information to determine whether it is probable that the Corporation will be able to collect all contractually required payments. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved. Evidence of credit quality deterioration as of the purchase date may include credit metrics such as past due and nonaccrual status, recent borrower credit scores and loan-to-value percentages. Those loans that qualify under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30), are recorded at fair value at acquisition, which involves estimating the expected cash flows to be received. Accordingly, the associated allowance for loan losses related to these loans is not carried over at the acquisition date. ASC 310-30 also allows investors to aggregate loans acquired into loan pools that have common risk characteristics and thereby use a composite interest rate and expectation of cash flows expected to be collected for the loan pools. Loans with an outstanding principal balance of $105 million at the acquisition date were determined to be loans with deteriorated credit quality and, therefore, met the scope criteria set forth in ASC 310-30. Further, the Corporation understands, as

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

outlined in the American Institute of Certified Public Accountants' open letter to the Office of the Chief Accountant of the Securities and Exchange Commission (SEC) dated December 18, 2009 and pending further standard setting, that for acquired loans that do not meet the scope criteria of ASC 310-30, a company may elect to account for such acquired loans pursuant to the provisions of either ASC 310-20, Nonrefundable Fees and Other Costs, or ASC 310-30. The Corporation elected to apply ASC 310-30 by analogy to loans that were determined not to have deteriorated credit quality with an outstanding principal balance of $578 million at the acquisition date and will follow the accounting and disclosure guidance of ASC 310-30 for these loans. Accordingly, the Corporation applied ASC 310-30 to the entire loan portfolio acquired in the acquisition of OAK with an outstanding principal balance of $683 million at the acquisition date. None of the acquired loans are classified as debt securities.

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

Under the provisions of ASC 310-30, the Corporation aggregated acquired loans into 14 pools based upon common risk characteristics, including types of loans, commercial type loans with similar risk grades and whether loans were performing or nonperforming. A pool is considered a single unit of accounting for the purposes of applying the guidance as described above. A loan will be removed from a pool of acquired loans only if the loan is sold, foreclosed, paid off or written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and the cash, fair value of the collateral, or other assets received would not affect the effective yield used to recognize the accretable difference on the remaining pool. The Corporation estimated the cash flows expected to be collected over the life of the pools of loans at acquisition, and estimates quarterly thereafter, based on a set of assumptions including expectations as to default rates, prepayment rates and loss severities. In the event that the updated expected cash flows increase in a pool from those originally projected at acquisition date, the Corporation will adjust the accretable yield amount with a resulting change in the amount recognized in interest income in subsequent periods. In the event that the updated expected cash flows in a pool decrease from those originally projected at the acquisition date, the Corporation will consider that loan pool impaired, which results in the Corporation recording a charge to the provision for loan losses.

Impaired Loans

A loan is defined to be impaired when it is probable that payment of principal and interest will not be made in accordance with the contractual terms of the loan agreement. In the originated loan portfolio, all nonaccrual loans and loans modified under troubled debt restructurings have been determined by the Corporation to meet the definition of an impaired loan. In addition, other commercial, real estate commercial, real estate construction and land development loans in the originated loan portfolio may be considered impaired loans. Loans in the acquired loan portfolio that meet the definition of an impaired loan are also included in impaired loans, even though the amortization of the accretable yield results in interest income recognition on these loans. Impaired loans are carried at the present value of expected cash flows discounted at the loan's effective interest rate or at the estimated fair value of the collateral, if the loan is collateral dependent. A portion of the allowance for loan losses may be allocated to impaired loans. All impaired commercial, real estate commercial, real estate construction and land development

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

loans, as well as real estate residential loans modified under troubled debt restructurings, are evaluated individually to determine whether or not a valuation allowance is required.

Allowance for Loan Losses

The allowance for loan losses (allowance) is presented as a reserve against loans. The allowance represents management's assessment of probable loan losses inherent in the Corporation's loan portfolio.

Management's evaluation of the adequacy of the allowance is based on a continuing review of the loan portfolio, actual loan loss experience, the underlying value of the collateral, risk characteristics of the loan portfolio, the level and composition of nonperforming loans, the financial condition of the borrowers, the balance of the loan portfolio, loan growth, economic conditions, employment levels in the Corporation's local markets, and special factors affecting specific business sectors. The Corporation maintains formal policies and procedures to monitor and control credit risk.

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

The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Corporation to record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

only to entire instruments and not to portions of instruments. At March 31, 2011, December 31, 2010 and March 31, 2010, the Corporation had not elected the fair value option for any financial assets or liabilities.

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

Income and Other Taxes

The Corporation is subject to the income and other tax laws of the United States and the State of Michigan. These laws are complex and are subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provision for income and other taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations and case law. In the process of preparing the Corporation's tax returns, management attempts to make reasonable interpretations of the tax laws. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management's ongoing assessment of facts and evolving case law.

The Corporation and its subsidiaries file a consolidated federal income tax return. The provision for federal income taxes is based on income and expenses, as reported in the consolidated financial statements, rather than amounts reported on the Corporation's federal income tax return. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate is primarily a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits. When income and expenses are recognized in different periods for tax purposes than for book purposes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date of the change.

On a quarterly basis, management assesses the reasonableness of its effective federal tax rate based upon its current best estimate of taxable income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on an annual basis, or sooner, if business events or circumstances warrant. Management also assesses the need for a valuation allowance for deferred tax assets on a quarterly basis using information about the Corporation's current and historical financial position and results of operations.

Income tax positions are evaluated to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50% likely to be realized. Reserves for contingent tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of audits or examinations. The Corporation had no reserve for contingent income tax liabilities recorded at March 31, 2011, December 31, 2010 or March 31, 2010.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

The tax periods open to examination by the Internal Revenue Service include the calendar years ended December 31, 2010, 2009, 2008 and 2007. The same calendar years are open to examination for the Michigan Business Tax/Michigan Single Business Tax with the addition of the calendar year ended December 31, 2006.

Earnings Per Common Share

Basic earnings per common share for the Corporation is computed by dividing net income by the weighted average number of common shares outstanding during the period. Basic earnings per common share excludes any dilutive effect of common stock equivalents.

Diluted earnings per common share for the Corporation is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents using the treasury stock method. Average shares of common stock for diluted net income per common share include shares to be issued upon exercise of stock options granted under the Corporation's stock option plans, restricted stock performance units that may be converted to stock, stock to be issued under the deferred stock compensation plan for non-employee directors and stock to be issued under the stock purchase plan for non-employee advisory directors. For any period in which a loss is recorded, the assumed exercise of stock options, restricted stock performance units that may be converted to stock and stock to be issued under the deferred stock compensation plan and the stock purchase plan would have an anti-dilutive impact on the loss per common share and thus are excluded in the diluted earnings per common share calculation.

The following summarizes the numerator and denominator of the basic and diluted earnings per common share computations:
	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share data)

Numerator for both basic and diluted earnings per common share, net income	$ 9,188	$ 2,289
Denominator for basic earnings per common share, weighted average common shares outstanding	27,451	23,903
Weighted average common stock equivalents	31	18
Denominator for diluted earnings per common share	27,482	23,921

Basic earnings per common share	$ 0.33	$ 0.10
Diluted earnings per common share	0.33	0.10

The average number of exercisable employee stock option awards outstanding that were "out-of-the-money," whereby the option exercise price per share exceeded the market price per share, and therefore, were not included in the computation of diluted earnings per common share was 637,288 and 559,172 for the three months ended March 31, 2011 and 2010, respectively.

Equity

Common Stock Repurchase Programs

From time to time, the board of directors approves common stock repurchase programs allowing management to repurchase shares of the Corporation's common stock in the open market. The repurchased shares are available for later reissuance in connection with potential future stock dividends, the Corporation's dividend reinvestment plan,

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

employee benefit plans and other general corporate purposes. Under these programs, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including the projected parent company cash flow requirements and the Corporation's market price per share.

In January 2008, the board of directors of the Corporation authorized management to repurchase up to 500,000 shares of the Corporation's common stock under a stock repurchase program. Since the January 2008 authorization, no shares have been repurchased. At March 31, 2011, there were 500,000 remaining shares available for repurchase under the Corporation's stock repurchase programs.

Preferred Stock

On April 20, 2009, the shareholders of the Corporation authorized the board of directors of the Corporation to issue up to 200,000 shares of preferred stock in connection with either an acquisition by the Corporation of an entity that has shares of preferred stock issued and outstanding pursuant to any program established by the United States government or participation by the Corporation in any program established by the United States government. At March 31, 2011, no shares of preferred stock were issued and outstanding.

Common Stock

On April 18, 2011, the shareholders of the Corporation approved an amendment to the restated articles of incorporation to increase the number of authorized shares of common stock from 30,000,000 to 45,000,000.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of related tax benefit/expense were as follows:
	March 31, 2011	December 31, 2010	March 31, 2010
	(In thousands)
Net unrealized gains on investment securities-available-for-sale, net of related tax expense of $1,439 at March 31, 2011, $1,786 at December 31, 2010 and $1,644 at March 31, 2010	$ 2,674	$ 3,317	$ 3,053
Pension and other postretirement benefits adjustment, net of related tax benefit of $9,321 at March 31, 2011, $9,384 at December 31, 2010 and $8,442 at March 31, 2010	(17,311)	(17,428)	(15,678)
Accumulated other comprehensive loss	$(14,637)	$(14,111)	$(12,625)

Legal Matters

The Corporation and Chemical Bank are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition or results of operations of the Corporation.

Adopted Accounting Pronouncements

Fair Value Measurements and Disclosures:  In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires new disclosures about purchases, sales, issuances and settlements, on a gross basis, in the reconciliation of Level 3 fair value

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

measurements for assets and liabilities measured on a recurring basis. The adoption of ASU 2010-06 on January 1, 2011 for the reconciliation of Level 3 fair value measurements did not have a material impact on the Corporation's consolidated financial condition or results of operations.

Goodwill Impairment Testing:  In December 2010, the FASB issued ASU No. 2010-28, Intangibles (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 provides guidance on (i) the circumstances under which step 2 of the goodwill impairment test must be performed for reporting units with zero or negative carrying amounts, and (ii) the qualitative factors to be taken into account when performing step 2 in determining whether it is more-likely-than-not that an impairment exists. ASU 2010-28 is effective for public entities with fiscal years beginning after December 15, 2010, with early adoption prohibited. Upon initial application, all entities having reporting units with zero or negative carrying amounts are required to assess whether it is more-likely-than-not that impairment exists and any resulting goodwill impairment should be recognized as a cumulative-effect adjustment to opening retained earnings in the period of adoption. The adoption of ASU 2010-28 on January 1, 2011 did not have a material impact on the Corporation's consolidated financial condition or results of operations.

Pro Forma Disclosure Requirements for Business Combinations:  In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29). ASU 2010-29 clarifies that pro forma revenue and earnings for a business combination occurring in the current year should be presented as though the business combination occurred as of the beginning of the year or, if comparative financial statements are presented, as though the business combination took place as of the beginning of the comparative year. ASU 2010-29 also amends existing guidance to expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring adjustments directly attributable to the business combination included in the pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations consummated on or after the start of the first annual reporting period beginning after December 15, 2010, with early adoption permitted. The adoption of ASU 2010-29 on January 1, 2011 did not have a material impact on the Corporation's consolidated financial condition or results of operations.

Pending Accounting Pronouncements

Determination of Troubled Debt Restructurings and Related Disclosures:  In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring (ASU 2011-02). ASU 2011-02 provides additional clarifying guidance for creditors in determining whether modifications to a receivable constitute a concession granted by the creditor; evaluating whether a restructuring results in a delay in payment that is insignificant; and determining whether a debtor is experiencing financial difficulties. ASU 2011-02 also establishes the effective date for certain disclosures about loans modified under troubled debt restructurings that had been delayed by the FASB's issuance of ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. For public entities, ASU 2011-02 (including related disclosures) is effective for the first interim or annual period beginning on or after June 15, 2011, with early adoption permitted. The adoption of ASU 2011-02 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

Note 2: Acquisition

On April 30, 2010, the Corporation acquired 100% of OAK for total consideration of $83.7 million. The total consideration consisted of the issuance of 3,529,772 shares of Chemical common stock with a total value of $83.7 million based upon a price per share of the Corporation's common stock of $23.70 at the acquisition date, the exchange of 26,425 vested stock options for the outstanding vested stock options of OAK with a value of the exchange at the acquisition date of approximately $41,000 and approximately $8,000 of cash in lieu of fractional shares. The issuance of 3,529,772 shares of Chemical common stock was based on an exchange rate of 1.306 times the 2,703,009 outstanding shares of OAK at the acquisition date. There were no contingencies resulting from the acquisition.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

OAK, a bank holding company, owned Byron Bank, which provided traditional commercial banking services and products through 14 banking offices serving communities in Ottawa, Allegan and Kent counties in west Michigan. Byron Bank owned two operating subsidiaries, Byron Investment Services, which offered mutual fund products, securities, brokerage services, retirement planning services and investment management and advisory services, and O.A.K. Title Insurance Agency, which offered title insurance to buyers and sellers of residential and commercial properties. As a result of the consolidation of Byron Bank with and into Chemical Bank on July 23, 2010, these two subsidiaries became subsidiaries of Chemical Bank. O.A.K. Title Insurance Agency was legally dissolved on August 31, 2010 and Byron Investment Services is expected to be dissolved in 2011, as these products and services are currently being offered through Chemical Bank. At the acquisition date, OAK had total assets of $820 million, total loans of $627 million and total deposits of $693 million.

Upon acquisition, the OAK loan portfolio had contractually required principal and interest payments receivable of $683 million and $97 million, respectively, expected principal and interest cash flows of $636 million and $88 million, respectively, and a fair value of $627 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $56 million at the acquisition date, with $47 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $97 million at the acquisition date. The outstanding contractual principal balance and the carrying amount of the acquired loan portfolio were $583 million and $539 million, respectively, at March 31, 2011 and $597 million and $552 million, respectively, at December 31, 2010, and there was no related allowance for loan losses at those dates.

Activity for the accretable yield, which includes contractually due interest, of acquired loans follows:
Accretable Yield
(In thousands)
Balance at December 31, 2010	$72,863
Additions	-
Reductions	-
Accretion recognized in interest income	(8,738)
Reclassification from (to) nonaccretable difference	-
Balance at March 31, 2011	$64,125

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Note 3:  Investment Securities

The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at March 31, 2011, December 31, 2010 and March 31, 2010:
	Investment Securities Available-for-Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
March 31, 2011
Government sponsored agencies	$142,094	$ 274	$ 145	$142,223
State and political subdivisions	44,276	470	137	44,609
Residential mortgage-backed securities	124,411	3,921	313	128,019
Collateralized mortgage obligations	212,574	572	327	212,819
Corporate bonds	57,135	98	452	56,781
Preferred stock	1,389	152	-	1,541
Total	$581,879	$ 5,487	$ 1,374	$585,992

December 31, 2010
Government sponsored agencies	$117,167	$ 394	$ 40	$117,521
State and political subdivisions	45,951	326	231	46,046
Residential mortgage-backed securities	132,683	4,439	187	136,935
Collateralized mortgage obligations	233,202	911	192	233,921
Corporate bonds	43,115	99	467	42,747
Preferred stock	1,389	51	-	1,440
Total	$573,507	$ 6,220	$ 1,117	$578,610

March 31, 2010
Government sponsored agencies	$154,748	$ 750	$ 135	$155,363
State and political subdivisions	2,418	43	-	2,461
Residential mortgage-backed securities	142,461	4,141	240	146,362
Collateralized mortgage obligations	232,255	756	650	232,361
Corporate bonds	29,244	179	147	29,276
Total	$561,126	$ 5,869	$ 1,172	$565,823

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011
Investment Securities Held-to-Maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
March 31, 2011
State and political subdivisions	$ 153,390	$ 2,407	$ 1,635	$ 154,162
Trust preferred securities	10,500	-	6,350	4,150
Total	$ 163,890	$ 2,407	$ 7,985	$ 158,312

December 31, 2010
State and political subdivisions	$ 154,900	$ 2,106	$ 1,758	$ 155,248
Trust preferred securities	10,500	-	6,560	3,940
Total	$ 165,400	$ 2,106	$ 8,318	$ 159,188

March 31, 2010
State and political subdivisions	$ 114,393	$ 2,227	$ 415	$ 116,205
Trust preferred securities	10,500	-	6,875	3,625
Total	$ 124,893	$ 2,227	$ 7,290	$ 119,830

The majority of the Corporation's residential mortgage-backed securities and collateralized mortgage obligations are backed by a U.S. government agency (Government National Mortgage Association) or a government sponsored enterprise (Federal Home Loan Mortgage Association or Federal National Mortgage Association).

At March 31, 2011, the Corporation held $10.5 million of trust preferred investment securities that were recorded as held-to-maturity, with $10.0 million of these securities representing a 100% interest in a trust preferred investment security of a small non-public bank holding company in Michigan that has been assessed by the Corporation as financially strong. The remaining $0.5 million represents a 10% interest in another trust preferred investment security of a small non-public bank holding company located in Michigan that incurred net losses in both 2010 and 2009, although remained well-capitalized under regulatory guidelines during that time.

At March 31, 2011, it was the Corporation's opinion that the market for trust preferred investment securities was not active, and thus, in accordance with GAAP, when there is a significant decrease in the volume and activity for an asset or liability in relation to normal market activity, adjustments to transaction or quoted prices may be necessary or a change in valuation technique or multiple valuation techniques may be appropriate. The fair values of the trust preferred investment securities were based upon a calculation of discounted cash flows. The cash flows were discounted based upon both observable inputs and appropriate risk adjustments that market participants would make for nonperformance, illiquidity and issuer specifics. An independent third party provided the Corporation with observable inputs based on the existing market and insight into appropriate rate of return adjustments that market participants would require for the additional risk associated with a single issue investment security of this nature. Using a model that incorporated the average current yield of publicly traded performing trust preferred securities of large financial institutions with no known material financial difficulties at March 31, 2011, and adjusted for both illiquidity and the specific characteristics of the issuer, such as size, leverage position and location, the Corporation calculated an implied yield of 40% on its $10.0 million trust preferred investment security and 30% for its $0.5 million trust preferred investment security. Based upon these implied yields, the fair values of the trust preferred investment securities were calculated by the Corporation at $4.0 million and $0.2 million, respectively, resulting in a combined impairment of $6.3 million. At March 31, 2011, the Corporation concluded that the $6.3 million of combined impairment on the trust preferred investment securities was temporary in nature.

The following is a summary of the amortized cost and fair value of investment securities at March 31, 2011, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011
	March 31, 2011
	Amortized Cost	Fair Value
Investment Securities Available-for-Sale:	(In thousands)
Due in one year or less	$190,404	$190,654
Due after one year through five years	245,318	247,363
Due after five years through ten years	99,576	99,916
Due after ten years	45,192	46,518
Preferred stock	1,389	1,541
Total	$581,879	$585,992

Investment Securities Held-to-Maturity:
Due in one year or less	$15,293	$15,350
Due after one year through five years	65,200	65,944
Due after five years through ten years	51,675	51,792
Due after ten years	31,722	25,226
Total	$163,890	$158,312

The following schedule summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized losses at March 31, 2011, December 31, 2010 and March 31, 2010, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position. Investment securities acquired in the OAK transaction were recorded at fair value at the acquisition date of April 30, 2010, and are included in the following schedule based upon the length of time that individual securities were in a continuous unrealized loss position since that date.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
March 31, 2011
Government sponsored agencies	$ 62,716	$ 145	$ -	$ -	$ 62,716	$ 145
State and political subdivisions	55,996	1,572	3,580	200	59,576	1,772
Residential mortgage-backed securities	37,542	307	1,412	6	38,954	313
Collateralized mortgage obligations	50,632	203	32,475	124	83,107	327
Corporate bonds	40,661	372	2,414	80	43,075	452
Trust preferred securities	-	-	4,150	6,350	4,150	6,350
Total	$247,547	$ 2,599	$44,031	$6,760	$291,578	$9,359

December 31, 2010
Government sponsored agencies	$ 20,117	$ 40	$ -	$ -	$ 20,117	$ 40
State and political subdivisions	71,900	1,863	3,800	126	75,700	1,989
Residential mortgage-backed securities	26,117	187	-	-	26,117	187
Collateralized mortgage obligations	57,556	170	9,616	22	67,172	192
Corporate bonds	24,683	317	2,341	150	27,024	467
Trust preferred securities	-	-	3,940	6,560	3,940	6,560
Total	$200,373	$2,577	$19,697	$6,858	$220,070	$9,435

March 31, 2010
Government sponsored agencies	$ 45,789	$135	$ -	$ -	$ 45,789	$ 135
State and political subdivisions	17,344	148	6,949	267	24,293	415
Residential mortgage-backed securities	30,822	240	-	-	30,822	240
Collateralized mortgage obligations	92,958	643	8,179	7	101,137	650
Corporate bonds	-	-	2,338	147	2,338	147
Trust preferred securities	-	-	3,625	6,875	3,625	6,875
Total	$186,913	$1,166	$21,091	$7,296	$208,004	$8,462

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security, as of March 31, 2011, represented an other-than-temporary impairment (OTTI). Management believed that the unrealized losses on investment securities at March 31, 2011 were temporary in nature and due primarily to changes in interest rates, increased credit spreads and reduced market liquidity and not as a result of credit-related issues. Unrealized losses of $6.3 million in the trust preferred securities portfolio, related to trust preferred securities of two well-capitalized bank holding companies in Michigan, were attributable to illiquidity in certain financial markets. The Corporation performed an analysis of the creditworthiness of these issuers and concluded that, at March 31, 2011, the Corporation expected to recover the entire amortized cost basis of these investment securities.

At March 31, 2011, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, at March 31, 2011, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. Additionally, no impairment loss was realized in the Corporation's consolidated statement of income for the three months ended March 31, 2011. However, there is no assurance that OTTI may not occur in the future.

Note 4: Loans

The Corporation monitors and assesses the credit risk of its loan portfolio using the classes set forth below. These classes also represent the segments by which the Corporation monitors the performance of its loan portfolio and estimates its allowance for loan losses.

Commercial - Loans to varying types of businesses, including municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital, operational needs and term financing of equipment. Repayment of such loans is generally provided through operating cash flows of the business. Commercial loans are predominately secured by equipment, inventory, accounts receivable, personal guarantees of the owner and other sources of repayment, although the Corporation may also secure commercial loans with real estate.

Real estate commercial - Loans secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development.

Real estate construction - Secured loans for the construction of business properties. Real estate construction loans often convert to a real estate commercial loan at the completion of the construction period.

Land development - Secured development loans are made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date. Land development loans at March 31, 2011 were primarily comprised of loans to develop residential properties.

Real estate residential - Loans secured by one- to four-family residential properties generally with fixed interest rates of fifteen years or less. The loan-to-value ratio at the time of origination is generally 80% or less. Real estate residential loans with a loan-to-value ratio of more than 80% generally require private mortgage insurance.

Consumer installment - Loans to consumers primarily for the purpose of home improvements and acquiring automobiles, recreational vehicles and boats. These loans consist of relatively small amounts that are spread across many individual borrowers.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Home equity - Loans whereby consumers utilize equity in their personal residence, generally through a second mortgage, as collateral to secure the loan.

Commercial, real estate commercial, real estate construction and land development loans are referred to as the Corporation's commercial loan portfolio, while real estate residential, consumer installment and home equity loans are referred to as the Corporation's consumer loan portfolio.

A summary of loans follows:

	March 31, 2011	December 31, 2010	March 31, 2010
	(In thousands)
Commercial loan portfolio:
Commercial	$ 821,115	$ 818,997	$ 580,656
Real estate commercial	1,074,842	1,076,971	790,009
Real estate construction	88,916	89,234	80,267
Land development	50,523	53,386	44,586
Subtotal	2,035,396	2,038,588	1,495,518
Consumer loan portfolio:
Real estate residential	809,085	798,046	738,911
Consumer installment	495,837	503,132	480,793
Home equity	342,198	341,896	273,093
Subtotal	1,647,120	1,643,074	1,492,797
Total loans	$3,682,516	$3,681,662	$2,988,315

Credit Quality Monitoring

The Corporation maintains loan policies and credit underwriting standards as part of the process of managing credit risk. These standards include making loans generally only within the Corporation's market areas. The Corporation's lending markets generally consist of communities across the middle to southern and western sections of the lower peninsula of Michigan. The Corporation's lending market areas do not include the southeastern portion of Michigan. The Corporation has no foreign loans.

The Corporation has a loan approval process involving underwriting and individual and group loan approval authorities to consider credit quality and loss exposure at loan origination. The loans in the Corporation's commercial loan portfolio are risk rated at origination based on the grading system set forth below. The approval authority of relationship managers is established based on experience levels, with credit decisions greater than $1.0 million requiring group loan authority approval, except for four executive and senior officers who have varying limits exceeding $1.0 million and up to $2.5 million. With respect to the group loan authorities, the Corporation has a loan committee, consisting of certain executive and senior officers, that meets weekly to consider loans in the amount of $1.0 million to $2.5 million. A directors' loan committee, consisting of ten members of the board of directors, including the chief executive officer, and the senior credit officer, meets bi-weekly to consider loans in the amount of $2.5 million to $10 million. Loans over $10 million require the approval of the board of directors.

The majority of the Corporation's consumer loan portfolio is comprised of secured loans that are relatively small and are evaluated at origination on a centralized basis against standardized underwriting criteria. The ongoing measurement of credit quality of the consumer loan portfolio is largely done on an exception basis. If payments are made on schedule, as agreed, then no further monitoring is performed. However, if delinquency occurs, the delinquent loans are turned over to the Corporation's collection department for resolution, which generally occurs fairly rapidly and often through repossession and foreclosure. Credit quality for the entire consumer loan portfolio is measured by the periodic delinquency rate, nonaccrual amounts and actual losses incurred.

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

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

Credit Quality Indicators

The Corporation uses a nine grade risk rating system to monitor the ongoing credit quality of its commercial loan portfolio. These loan grades rank the credit quality of a borrower by measuring liquidity, debt capacity, coverage and payment behavior as shown in the borrower's financial statements. The loan grades also measure the quality of the borrower's management and the repayment support offered by any guarantors. A summary of the Corporation's loan grades (or, characteristics of the loans within each grade) follows:

Risk Grades 1-5 (Acceptable Credit Quality) - All loans in risk grades 1-5 are considered to be acceptable credit risks by the Corporation and are grouped for purposes of allowance for loan loss considerations and financial reporting. The five grades essentially represent a ranking of loans that are all viewed to be of acceptable credit quality, taking into consideration the various factors mentioned above, but with varying degrees of financial strength, debt coverage, management and factors that could impact credit quality. Business credits within risk grades 1 - 5 range from Risk Grade 1: Prime Quality (factors include: excellent business credit; excellent debt capacity and coverage; outstanding management; strong guarantors; superior liquidity and net worth; favorable loan-to-value ratios; debt secured by cash or equivalents, or backed by the full faith and credit of the U.S. Government) to Risk Grade 5: Acceptable Quality With Care (factors include: acceptable business credit, but with added risk due to specific industry or internal situations).

Risk Grade 6 (Watch) - A business credit that is not acceptable within the Corporation's loan origination criteria; cash flow may not be adequate or is continually inconsistent to service current debt; financial condition has deteriorated as company trends/management have become inconsistent; the company is slow in furnishing quality financial information; working capital needs of the company are reliant on short-term borrowings; personal guarantees are weak and/or with little or no liquidity; the net worth of the company has deteriorated after recent or continued losses; the loan requires constant monitoring and attention from the Corporation; payment delinquencies becoming more serious; if left uncorrected, these potential weaknesses may, at some future date, result in deterioration of repayment prospects.

Risk Grade 7 (Substandard - Accrual) - A business credit that is inadequately protected by the current financial net worth and paying capacity of the obligor or of the collateral pledged, if any; management has deteriorated or has become non-existent; quality financial information is unattainable; a high level of maintenance is required by the Corporation; cash flow can no longer support debt requirements; loan payments are continually and/or severely delinquent; negative net worth; personal guaranty has become insignificant; a credit that has a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. The Corporation still expects a full recovery of all contractual principal and interest payments; however, a possibility exists that the Corporation will sustain some loss if deficiencies are not corrected.

Risk Grade 8 (Substandard - Nonaccrual) - A business credit accounted for on a nonaccrual basis that has all the weaknesses inherent in a loan classified as risk grade 7 with the added characteristic that the weaknesses are so pronounced that, on the basis of current financial information, conditions, and values, collection in full is highly questionable; a partial loss is possible and interest is no longer being accrued. This loan meets the definition of an impaired loan. The risk of loss requires analysis to determine whether a valuation allowance needs to be established.

Risk Grade 9 (Substandard - Doubtful) - A business credit that has all the weaknesses inherent in a loan classified as risk grade 8 and interest is no longer being accrued, but additional deficiencies make it highly probable that liquidation will not satisfy the majority of the obligation; the primary source of repayment is nonexistent and there is doubt as to the value of the secondary source of repayment; the possibility of loss is likely, but current pending factors could strengthen the credit. This loan meets the definition of an impaired loan. A loan charge-off is recorded when management deems an amount uncollectible; however, the Corporation will establish a valuation allowance for probable losses, if required.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

The Corporation considers all loans graded 1-5 as acceptable credit risks and structures and manages such relationships accordingly. Periodic financial and operating data combined with regular loan officer interactions are deemed adequate to monitor borrower performance. Loans with risk grades of 6 and 7 are considered "watch credits" and the frequency of loan officer contact and receipt of financial data is increased to stay abreast of borrower performance. Loans with risk grades of 8 and 9 are considered problematic and require special care. Further, loans with risk grades of 6-9 are managed and monitored regularly through a number of processes, procedures and committees, including oversight by a loan administration committee comprised of executive and senior management of the Corporation, which includes highly structured reporting of financial and operating data, intensive loan officer intervention and strategies to exit, as well as potential management by the Corporation's special assets group.

The following schedule presents the recorded investment of loans in the commercial loan portfolio by risk rating categories at March 31, 2011 and December 31, 2010:
	Commercial Loan Portfolio Credit Exposure Credit Risk Profile by Creditworthiness Category
	Commercial	Real Estate Commercial	Real Estate Construction	Land Development	Total
	(In thousands)
March 31, 2011:
Originated Portfolio:
Risk Grades 1-5	$616,142	$664,937	$66,440	$15,457	$1,362,976
Risk Grade 6	26,058	28,772	53	8,046	62,929
Risk Grade 7	18,413	47,186	196	314	66,109
Risk Grade 8	15,329	58,032	-	6,993	80,354
Risk Grade 9	343	1,899	-	2,421	4,663
Subtotal	676,285	800,826	66,689	33,231	1,577,031
Acquired Portfolio:
Risk Grades 1-5	123,985	247,395	22,003	12,383	405,766
Risk Grade 6	6,552	12,548	-	-	19,100
Risk Grade 7	7,893	10,688	-	570	19,151
Risk Grade 8	6,368	3,385	224	4,339	14,316
Risk Grade 9	32	-	-	-	32
Subtotal	144,830	274,016	22,227	17,292	458,365
Total	$821,115	$1,074,842	$88,916	$50,523	$2,035,396

December 31, 2010:
Originated Portfolio:
Risk Grades 1-5	$619,150	$656,471	$67,907	$15,797	$1,359,325
Risk Grade 6	22,173	39,653	737	8,935	71,498
Risk Grade 7	16,480	35,471	551	983	53,485
Risk Grade 8	16,061	57,287	-	6,537	79,885
Risk Grade 9	607	3,271	-	2,430	6,308
Subtotal	674,471	792,153	69,195	34,682	1,570,501
Acquired Portfolio:
Risk Grades 1-5	119,943	249,495	19,796	12,667	401,901
Risk Grade 6	10,236	18,202	-	-	28,438
Risk Grade 7	6,050	14,896	-	457	21,403
Risk Grade 8	8,282	2,225	243	5,580	16,330
Risk Grade 9	15	-	-	-	15
Subtotal	144,526	284,818	20,039	18,704	468,087
Total	$818,997	$1,076,971	$89,234	$53,386	$2,038,588

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

The Corporation evaluates the credit quality of loans in the consumer loan portfolio, based primarily on the aging status of the loan and payment activity. Accordingly, nonaccrual loans, loans past due as to principal or interest 90 days or more and loans modified under troubled debt restructurings of the originated portfolio and acquired loans past due in accordance with the loans' original contractual terms are considered in a nonperforming status for purposes of credit quality evaluation. The following schedule presents the recorded investment of loans in the consumer loan portfolio based on the credit risk profile of loans in a performing status and loans in a nonperforming status at March 31, 2011 and December 31, 2010:
	Consumer Loan Portfolio Credit Exposure Credit Risk Profile Based on Aging Status and Payment Activity
	Real Estate Residential	Consumer Installment	Home Equity	Total Consumer
	(In thousands)
March 31, 2011:
Originated Loans:
Performing	$745,580	$487,014	$289,137	$1,521,731
Nonperforming	37,862	2,784	4,081	44,727
Subtotal	783,442	489,798	293,218	1,566,458
Acquired Loans:
Performing	24,903	6,039	48,695	79,637
Nonperforming	740	-	285	1,025
Subtotal	25,643	6,039	48,980	80,662
Total	$809,085	$495,837	$342,198	$1,647,120

December 31, 2010:
Originated Loans:
Performing	$733,461	$495,203	$286,854	$1,515,518
Nonperforming	37,638	1,846	3,895	43,379
Subtotal	771,099	497,049	290,749	1,558,897
Acquired Loans:
Performing	25,406	6,083	50,873	82,362
Nonperforming	1,541	-	274	1,815
Subtotal	26,947	6,083	51,147	84,177
Total	$798,046	$503,132	$341,896	$1,643,074

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Nonperforming Loans

Nonperforming loans include nonaccrual loans, accruing loans past due 90 days or more as to interest or principal payments and loans modified under troubled debt restructurings of the originated portfolio. Due to the application of ASC 310-30, nonperforming loans do not include $17.7 million and $21.4 million at March 31, 2011 and December 31, 2010, respectively, of acquired loans that were not performing in accordance with contractual terms as a market yield adjustment was recognized on these loans in interest income. Accordingly, the Corporation recognized $0.4 million of interest income on these acquired loans during the three months ended March 31, 2011. The risk of credit loss on acquired loans was recognized as part of the fair value adjustment at the acquisition date.

A summary of nonperforming loans follows:

	March 31, 2011	December 31, 2010	March 31, 2010
	(In thousands)
Nonaccrual loans:
Commercial	$15,672	$16,668	$18,382
Real estate commercial	59,931	60,558	51,865
Real estate construction and land development	9,414	8,967	15,870
Real estate residential	15,505	12,083	10,913
Consumer installment and home equity	5,774	4,686	3,852
Total nonaccrual loans	106,296	102,962	100,882
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	455	530	2,576
Real estate commercial	459	1,350	1,483
Real estate construction and land development	-	1,220	988
Real estate residential	191	3,253	1,636
Consumer installment and home equity	1,091	1,055	521
Total accruing loans contractually past due 90 days or more as to interest or principal payments	2,196	7,408	7,204
Loans modified under troubled debt restructurings:
Commercial and real estate commercial	15,201	15,057	6,243
Real estate residential	22,166	22,302	15,799
Total loans modified under troubled debt restructurings	37,367	37,359	22,042
Total nonperforming loans	$145,859	$147,729	$130,128

The Corporation's loans modified under troubled debt restructurings-commercial and real estate commercial generally consist of allowing commercial borrowers to defer scheduled principal payments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loan's contractual term. The Corporation does not expect to incur a loss on these loans based on its assessment of the borrowers' expected cash flows, and accordingly, no additional provision for loan losses has been recognized related to these loans. Additionally, these loans are individually evaluated for impairment and transferred to nonaccrual status when it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the contractual terms of the loan.

The Corporation's loans modified under troubled debt restructurings-real estate residential generally consist of reducing a borrower's monthly payments by decreasing the interest rate charged on the loan for a specified period of time (generally 24 months). The Corporation recognized $0.1 million and $0.4 million of additional provision for loan losses for the three months ended March 31, 2011 and 2010, respectively, related to impairment on these loans based on the present value of expected future cash flows discounted at the loan's original effective interest rate. These loans are moved to nonaccrual status when the loan becomes 90 days past due as to principal or interest and sooner if conditions warrant.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

At March 31, 2011, there were $0.4 million of commercial loans and $4.0 million of real estate residential loans included in loans modified under troubled debt restructurings that were past due 31 to 89 days and a $0.1 million commercial loan that was past due 90 days or more.

Impaired Loans

Impaired loans include nonaccrual loans and loans modified under troubled debt restructurings of the originated portfolio, which totaled $143.7 million at March 31, 2011. Impaired loans also include acquired loans that were not performing in accordance with their contractual terms, which totaled $17.7 million at March 31, 2011.

The following schedule presents impaired loans by portfolio segment/class at March 31, 2011:
	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Impaired loans with a valuation allowance:
Commercial	$7,657	$8,425	$2,205	$8,105	$-
Real estate commercial	28,133	30,505	8,029	34,338	-
Real estate construction	-	-	-	-	-
Land development	2,133	2,150	942	1,816	-
Real estate residential	22,166	22,166	770	22,408	237
Subtotal	60,089	63,246	11,946	66,667	237
Impaired loans with no related valuation allowance:
Commercial	23,179	33,812	-	24,640	325
Real estate commercial	45,020	59,765	-	39,994	244
Real estate construction	224	1,339	-	236	15
Land development	11,620	17,190	-	12,385	89
Real estate residential	15,505	15,505	-	13,777	-
Consumer installment	2,784	2,784	-	2,584	-
Home equity	2,990	2,990	-	2,799	-
Subtotal	101,322	133,385	-	96,415	673
Total impaired loans:
Commercial	30,836	42,237	2,205	32,745	325
Real estate commercial	73,153	90,270	8,029	74,332	244
Real estate construction	224	1,339	-	236	15
Land development	13,753	19,340	942	14,201	89
Real estate residential	37,671	37,671	770	36,185	237
Consumer installment	2,784	2,784	-	2,584	-
Home equity	2,990	2,990	-	2,799	-
Total	$161,411	$196,631	$11,946	$163,082	$910

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

The following schedule presents impaired loans by portfolio segment/class at December 31, 2010:
	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
Impaired loans with a valuation allowance:
Commercial	$8,289	$8,675	$2,947
Real estate commercial	34,681	35,744	11,356
Real estate construction	-	-	-
Land development	1,881	1,984	663
Real estate residential	22,302	22,302	806
Subtotal	67,153	68,705	15,772
Impaired loans with no related valuation allowance:
Commercial	28,597	39,927	-
Real estate commercial	38,689	51,722	-
Real estate construction	-	-	-
Land development	10,498	15,039	-
Real estate residential	12,083	12,083	-
Consumer installment	1,751	1,751	-
Home equity	2,935	2,935	-
Subtotal	94,553	123,457	-
Total impaired loans:
Commercial	36,886	48,602	2,947
Real estate commercial	73,370	87,466	11,356
Real estate construction	-	-	-
Land development	12,379	17,023	663
Real estate residential	34,385	34,385	806
Consumer installment	1,751	1,751	-
Home equity	2,935	2,935	-
Total	$161,706	$192,162	$15,772

The difference between a loan's recorded investment and the unpaid principal balance represents either (i) for impaired loans of the originated portfolio, a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management's assessment that the full collection of the loan balance is not likely or (ii) for acquired loans that meet the definition of an impaired loan, fair value adjustments recognized at the acquisition date attributable to expected credit losses and the discounting of expected cash flows at market interest rates. The difference between the recorded investment and the unpaid principal balance of $35.2 million and $30.5 million at March 31, 2011 and December 31, 2010, respectively, includes confirmed losses (partial charge-offs) of $23.3 million and $19.8 million, respectively, and fair value discount adjustments of $11.9 million and $10.7 million, respectively. At March 31, 2011 and December 31, 2010, there was no valuation allowance required for acquired loans, as no material changes in expected cash flows had occurred since the acquisition date.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

The following schedule presents a summary of impaired loans between those with and without a valuation allowance at March 31, 2011, December 31, 2010 and March 31, 2010:
	March 31, 2011	December 31, 2010	March 31, 2010
	(In thousands)
Impaired loans with a valuation allowance:
Commercial, real estate commercial, real estate construction and land development	$37,923	$44,851	$40,770
Real estate residential	22,166	22,302	15,799
Subtotal	60,089	67,153	56,569
Impaired loans with no valuation allowance:
Commercial, real estate commercial, real estate construction and land development	80,043	77,784	51,590
Real estate residential	15,505	12,083	10,913
Consumer installment and home equity	5,774	4,686	3,852
Subtotal	101,322	94,553	66,355
Total	$161,411	$161,706	$122,924

A summary of the valuation allowance on impaired loans follows:

	March 31, 2011	December 31, 2010	March 31, 2010
	(In thousands)
Valuation allowance on impaired commercial portfolio loans	$11,176	$14,966	$12,499
Valuation allowance on impaired real estate residential loans	770	806	997
Total	$11,946	$15,772	$13,496

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

The following schedule presents the aging status of the recorded investment in loans by portfolio segment/class at March 31, 2011 and December 31, 2010:
	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
March 31, 2011
Originated Portfolio:
Commercial	$6,630	$1,783	$455	$15,672	$24,540	$651,745	$676,285
Real estate commercial	9,637	4,430	459	59,931	74,457	726,369	800,826
Real estate construction	292	-	-	-	292	66,397	66,689
Land development	-	-	-	9,414	9,414	23,817	33,231
Real estate residential	7,602	3,619	191	15,505	26,917	756,525	783,442
Consumer installment	4,973	1,043	-	2,784	8,800	480,998	489,798
Home equity	2,682	1,229	1,091	2,990	7,992	285,226	293,218
Total	$31,816	$12,104	$2,196	$106,296	$152,412	$2,991,077	$3,143,489
Acquired Portfolio:
Commercial	$70	$-	$8,319	$-	$8,389	$136,441	$144,830
Real estate commercial	314	-	3,840	-	4,154	269,862	274,016
Real estate construction	-	-	224	-	224	22,003	22,227
Land development	-	-	4,339	-	4,339	12,953	17,292
Real estate residential	480	160	740	-	1,380	24,263	25,643
Consumer installment	182	-	-	-	182	5,857	6,039
Home equity	202	-	285	-	487	48,493	48,980
Total	$1,248	$160	$17,747	$-	$19,155	$519,872	$539,027

December 31, 2010
Originated Portfolio:
Commercial	$6,788	$3,645	$530	$16,668	$27,631	$646,840	$674,471
Real estate commercial	9,960	4,139	1,350	60,558	76,007	716,146	792,153
Real estate construction	689	-	-	-	689	68,506	69,195
Land development	-	119	1,220	8,967	10,306	24,376	34,682
Real estate residential	1,126	6,610	3,253	12,083	23,072	748,027	771,099
Consumer installment	6,179	1,741	95	1,751	9,766	487,283	497,049
Home equity	3,046	825	960	2,935	7,766	282,983	290,749
Total	$27,788	$17,079	$7,408	$102,962	$155,237	$2,974,161	$3,129,398
Acquired Portfolio:
Commercial	$131	$64	$10,445	$-	$10,640	$133,886	$144,526
Real estate commercial	993	-	3,302	-	4,295	280,523	284,818
Real estate construction	736	-	243	-	979	19,060	20,039
Land development	2,697	-	5,580	-	8,277	10,427	18,704
Real estate residential	685	-	1,541	-	2,226	24,721	26,947
Consumer installment	19	43	-	-	62	6,021	6,083
Home equity	85	34	274	-	393	50,754	51,147
Total	$5,346	$141	$21,385	$-	$26,872	$525,392	$552,264

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

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

The Corporation's allowance at March 31, 2011 did not include losses inherent in the acquired loan portfolio, as an allowance was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair value at the date of acquisition, with the estimated fair value including a component for estimated credit losses. A portion of the allowance, however, may be set aside in the future, related to the acquired loans, if an acquired loan pool experiences a decrease in expected cash flows as compared to those projected at the acquisition date. An allowance related to acquired loans was not required at March 31, 2011 due to no material changes in expected cash flows since the date of acquisition.

Changes in the allowance were as follows for the three months ended March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
	(In thousands)
Balance at beginning of period	$89,530	$80,841
Provision for loan losses	7,500	14,000
Loan charge-offs	(8,642)	(11,898)
Loan recoveries	1,286	1,212
Net loan charge-offs	(7,356)	(10,686)
Balance at end of period	$89,674	$84,155

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

The first element reflects the Corporation's estimate of probable losses based upon the systematic review of individually impaired commercial, real estate commercial, real estate construction and land development loans in the originated portfolio. These estimates are based upon a number of objective factors, such as payment history, financial condition of the borrower and discounted collateral exposure. The Corporation measures the investment in an impaired loan based on one of three methods: the loan's observable market price; the fair value of the collateral; or, the present value of expected future cash flows discounted at the loan's effective interest rate. At March 31, 2011, loans in the commercial loan portfolio that were in nonaccrual status were valued based on the fair value of the collateral securing the loan, while the impaired loans in the commercial loan portfolio that were modified under troubled debt restructurings and in an accrual status were valued based on the present value of expected future cash flows discounted at the loan's effective interest rate. It is the Corporation's general policy to, at least annually, obtain new appraisals on impaired loans that are primarily secured by real estate. When the Corporation determines that the fair value of the collateral is less than the carrying value of an impaired loan on nonaccrual status and a portion is deemed not collectible, the portion of the impairment that is deemed not collectible is charged off (confirmed loss) and deducted from the allowance. The remaining carrying value of the impaired loan is classified as a nonperforming loan. When the Corporation determines that the fair value of the collateral is less than the carrying value of an impaired loan but believes it is probable it will recover this impairment, the Corporation establishes a valuation allowance for such impairment.

The second element reflects the application of the Corporation's loan grade risk rating system. This risk rating system is similar to those employed by state and federal banking regulators. Loans in the commercial loan portfolio that are risk rated below a certain predetermined risk grade and nonaccrual real estate residential and nonaccrual

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

consumer installment and home equity loans are assigned a loss allocation factor that is based upon a historical analysis of actual loan losses incurred and a valuation of the type of collateral securing the loans.

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

Acquired loans are aggregated into pools based upon common risk characteristics. On a quarterly basis, the expected future cash flow of each pool is estimated based on various factors including changes in property values of collateral dependent loans, default rates, loss severities and prepayment speeds. Decreases in estimates of expected cash flows within a pool generally result in a charge to the provision for loan losses and a corresponding increase in the allowance allocated to acquired loans for the particular pool. Increases in estimates of expected cash flows within a pool generally result first in a reduction in the allowance allocated to acquired loans for the particular pool, and second in an adjustment to the accretable yield for the pool, which will increase amounts recognized in interest income in subsequent periods.

The following schedule presents, by loan portfolio segment/class, the changes in the allowance for the three months ended March 31, 2011 and details regarding the balance in the allowance and the recorded investment in loans at March 31, 2011 and December 31, 2010 by impairment evaluation method.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011
	Commercial Loan Portfolio				Consumer Loan Portfolio
	Commercial	Real Estate Commercial	Real Estate Construction	Land Development	Real Estate Residential	Consumer Installment	Home Equity	Subtotal	Un- allocated	Total
	(In thousands)
Changes in allowance for loan losses for the three months ended March 31, 2011:
Beginning balance	$22,232	$32,640	$1,538	$3,033	$10,745	$10,741	$5,852	$86,781	$2,749	$89,530
Provision for loan losses	1,743	1,983	81	(112)	862	602	359	5,518	1,982	7,500
Charge-offs	(1,976)	(3,875)	(31)	(32)	(944)	(1,024)	(760)	(8,642)	-	(8,642)
Recoveries	215	87	-	-	456	277	251	1,286	-	1,286
Ending balance	$22,214	$30,835	$1,588	$2,889	$11,119	$10,596	$5,702	$84,943	$4,731	$89,674

Allowance for loan losses balance at March 31, 2011 attributable to:
Loans individually evaluated for impairment	$2,205	$8,029	$-	$942	$770	$-	$-	$11,946	$-	$11,946
Loans collectively evaluated for impairment	20,009	22,806	1,588	1,947	10,349	10,596	5,702	72,997	4,731	77,728
Loans acquired with deteriorated credit quality(1)	-	-	-	-	-	-	-	-	-	-
Total	$22,214	$30,835	$1,588	$2,889	$11,119	$10,596	$5,702	$84,943	$4,731	$89,674

Recorded investment (loan balance) at March 31, 2011:
Loans individually evaluated for impairment	$21,491	$69,313	$-	$9,414	$22,166	$-	$-	$122,384	$-	$122,384
Loans collectively evaluated for impairment	654,794	731,513	66,689	23,817	761,276	489,798	293,218	3,021,105	-	3,021,105
Loans acquired with deteriorated credit quality(1)	144,830	274,016	22,227	17,292	25,643	6,039	48,980	539,027	-	539,027
Total	$821,115	$1,074,842	$88,916	$50,523	$809,085	$495,837	$342,198	$3,682,516	$-	$3,682,516

Allowance for loan losses balance at December 31, 2010 attributable to:
Loans individually evaluated for impairment	$2,947	$11,356	$-	$663	$806	$-	$-	$15,772	$-	$15,772
Loans collectively evaluated for impairment	19,285	21,284	1,538	2,370	9,939	10,741	5,852	71,009	2,749	73,758
Loans acquired with deteriorated credit quality(1)	-	-	-	-	-	-	-	-	-	-
Total	$22,232	$32,640	$1,538	$3,033	$10,745	$10,741	$5,852	$86,781	$2,749	$89,530

Recorded investment (loan balance) at December 31, 2010:
Loans individually evaluated for impairment	$21,982	$70,301	$-	$8,967	$22,302	$-	$-	$123,552	$-	$123,552
Loans collectively evaluated for impairment	652,489	721,852	69,195	25,715	748,797	497,049	290,749	3,005,846	-	3,005,846
Loans acquired with deteriorated credit quality(1)	144,526	284,818	20,039	18,704	26,947	6,083	51,147	552,264	-	552,264
Total	$818,997	$1,076,971	$89,234	$53,386	$798,046	$503,132	$341,896	$3,681,662	$-	$3,681,662

(1)

Loans acquired with deteriorated credit quality and loans to which the Corporation elected to apply ASC 310-30 by analogy were originally recorded at fair value at the acquisition date and the risk of credit loss was recognized at that date based on estimates of expected cash flows. There have been no material changes in expected cash flows since the acquisition date.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Note 5:  Intangible Assets

The Corporation has recorded four types of intangible assets: goodwill, core deposit intangible assets, mortgage servicing rights (MSRs) and non-compete agreements. Goodwill, core deposit intangible assets and non-compete agreements arose as the result of business combinations or other acquisitions. MSRs arose as a result of selling residential real estate mortgage loans in the secondary market while retaining the right to service these loans and receive servicing income over the life of the loan, as well as a result of the OAK acquisition. Amortization is recorded on the core deposit intangible assets, MSRs and non-compete agreements. Goodwill is not amortized but is evaluated at least annually for impairment. The annual goodwill impairment review was performed as of September 30, 2010 and no impairment was indicated. No triggering events have occurred since the annual goodwill impairment review that would require an interim valuation.

The following table shows the net carrying value of the Corporation's intangible assets:
	March 31, 2011	December 31, 2010	March 31, 2010
	(In thousands)
Goodwill	$113,414	$113,414	$69,908
Core deposit intangible assets	9,024	9,406	2,183
Mortgage servicing rights	3,832	3,782	3,059
Non-compete agreements	204	333	-
Total intangible assets	$126,474	$126,935	$75,150

In conjunction with the OAK acquisition, the Corporation recorded $43.5 million of goodwill, $8.4 million in core deposit intangible assets, $0.7 million of mortgage servicing rights and $0.7 million of non-compete agreements as of the acquisition date.

The following table sets forth the carrying amount, accumulated amortization and amortization expense of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:
	March 31, 2011	December 31, 2010	March 31, 2010
	(In thousands)
Gross original amount	$26,468	$26,468	$18,033
Accumulated amortization	17,444	17,062	15,850
Carrying amount	$9,024	$9,406	$2,183
Amortization expense for the three months ended March 31	$382		$148

At March 31, 2011, the remaining amortization expense on core deposit intangible assets that existed as of that date was estimated as follows (in thousands):
2011	$ 1,145
2012	1,469
2013	1,309
2014	1,146
2015	1,066
2016 and thereafter	2,889
Total	$ 9,024

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

The following shows the net carrying value and fair value of MSRs and the total loans that the Corporation is servicing for others:
	March 31, 2011	December 31, 2010	March 31, 2010
	(In thousands)
Net carrying value of MSRs	$3,832	$3,782	$3,059
Fair value of MSRs	6,088	5,674	4,494
Loans serviced for others that have servicing rights capitalized	$914,096	$891,937	$769,946

The following table shows the activity for capitalized MSRs:
	March 31, 2011	March 31, 2010
	(In thousands)
Beginning of period	$3,782	$3,077
Additions	508	357
Amortization	(458)	(375)
End of period	$3,832	$3,059

There was no impairment valuation allowance recorded on MSRs as of March 31, 2011, December 31, 2010 or March 31, 2010.

Amortization expense on non-compete agreements totaled $0.1 million during the three months ended March 31, 2011. Remaining amortization expense on non-compete agreements that existed at March 31, 2011 was $0.2 million.

Note 6:  Regulatory Capital

The Corporation and Chemical Bank are subject to various regulatory capital requirements administered by federal banking agencies. Under these capital requirements, Chemical Bank must meet specific capital guidelines that involve quantitative measures of assets and certain off-balance sheet items as calculated under regulatory accounting practices. In addition, capital amounts and classifications are subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial statements.

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

At March 31, 2011, December 31, 2010 and March 31, 2010, Chemical Bank's capital ratios exceeded the quantitative capital ratios required for an institution to be considered "well-capitalized." Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

The summary below compares the Corporation's and Chemical Bank's actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:
	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
March 31, 2011
Total Capital to Risk-Weighted Assets:
Corporation	$477,938	13.0%	$294,891	8.0%	N/A	N/A
Chemical Bank	470,284	12.8	294,633	8.0	$368,291	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	431,320	11.7	147,445	4.0	N/A	N/A
Chemical Bank	423,705	11.5	147,316	4.0	220,975	6.0
Leverage Ratio:
Corporation	431,320	8.4	205,712	4.0	N/A	N/A
Chemical Bank	423,705	8.2	205,563	4.0	256,954	5.0

December 31, 2010
Total Capital to Risk-Weighted Assets:
Corporation	$473,471	12.9%	$293,856	8.0%	N/A	N/A
Chemical Bank	465,709	12.7	293,573	8.0	$366,966	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	427,014	11.6	146,928	4.0	N/A	N/A
Chemical Bank	419,296	11.4	146,786	4.0	220,179	6.0
Leverage Ratio:
Corporation	427,014	8.4	204,426	4.0	N/A	N/A
Chemical Bank	419,296	8.2	204,291	4.0	255,363	5.0

March 31, 2010
Total Capital to Risk-Weighted Assets:
Corporation	$453,121	15.5%	$234,343	8.0%	N/A	N/A
Chemical Bank	440,289	15.1	233,797	8.0	$292,247	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	415,916	14.2	117,171	4.0	N/A	N/A
Chemical Bank	403,708	13.8	116,899	4.0	175,348	6.0
Leverage Ratio:
Corporation	415,916	9.9	167,988	4.0	N/A	N/A
Chemical Bank	403,708	9.6	167,723	4.0	209,654	5.0

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Note 7:  Fair Value Measurements

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

Level 2

Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 valuations for the Corporation include government sponsored agency securities, including securities issued by the Federal Home Loan Bank, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Federal Farm Credit Bank, Student Loan Marketing Corporation and the Small Business Administration, securities issued by certain state and political subdivisions, residential mortgage-backed securities, collateralized mortgage obligations, corporate bonds and preferred stock. Valuations are obtained from a third-party pricing service for these investment securities.

Level 3

Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models, yield curves and similar techniques. The determination of fair value requires management judgment or estimation and generally is corroborated by external data, which includes third-party pricing services. Level 3 valuations for the Corporation include securities issued by certain state and political subdivisions, trust preferred securities, impaired loans, goodwill, core deposit intangible assets, MSRs and other real estate and repossessed assets.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Corporation's financial assets and financial liabilities carried at fair value

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Disclosure of Recurring Basis Fair Value Measurements

For assets measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets were as follows:
	Fair Value Measurements - Recurring Basis
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
March 31, 2011
Investment securities - available-for-sale:
Government sponsored agencies	$ -	$142,223	$ -	$142,223
State and political subdivisions	-	44,609	-	44,609
Residential mortgage-backed securities	-	128,019	-	128,019
Collateralized mortgage obligations	-	212,819	-	212,819
Corporate bonds	-	56,781	-	56,781
Preferred stock	-	1,541	-	1,541
Total	$ -	$585,992	$ -	$585,992

December 31, 2010
Investment securities - available-for-sale:
Government sponsored agencies	$ -	$117,521	$ -	$117,521
State and political subdivisions	-	46,046	-	46,046
Residential mortgage-backed securities	-	136,935	-	136,935
Collateralized mortgage obligations	-	233,921	-	233,921
Corporate bonds	-	42,747	-	42,747
Preferred stock	-	1,440	-	1,440
Total	$ -	$578,610	$ -	$578,610

March 31, 2010
Investment securities-available-for-sale:
Government sponsored agencies	$ -	$155,363	$ -	$155,363
State and political subdivisions	-	2,461	-	2,461
Residential mortgage-backed securities	-	146,362	-	146,362
Collateralized mortgage obligations	-	232,361	-	232,361
Corporate bonds	-	29,276	-	29,276
Total	$ -	$565,823	$ -	$565,823

There were no liabilities recorded at fair value on a recurring basis at March 31, 2011, December 31, 2010 and March 31, 2010.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allocation of the allowance (valuation allowance) may be established or a portion of the loan is charged off. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including the loan's observable market price, the fair value of the collateral or the present value of the expected future cash flows discounted at the loan's effective interest rate. Those impaired loans not requiring a valuation allowance represent loans for which the fair value of the expected

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

repayments or collateral exceed the remaining carrying amount of such loans. At March 31, 2011, December 31, 2010 and March 31, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral. Impaired loans, where a valuation allowance is established or a portion of the loan is charged off based on the fair value of collateral, are subject to nonrecurring fair value measurement and require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as a Level 2 valuation. When management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market price or independent appraised value, the Corporation records the impaired loan as a Level 3 valuation.

Goodwill is subject to impairment testing on an annual basis. The market and income approach methods were used in the completion of the annual impairment testing. These valuation methods require a significant degree of judgment. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by either of the valuation models. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At March 31, 2011, December 31, 2010 and March 31, 2010, no goodwill was impaired, and therefore, goodwill was not recorded at fair value on a nonrecurring basis.

Other intangible assets consist of core deposit intangible assets and MSRs. These items are both recorded at fair value when initially recorded. Subsequently, core deposit intangible assets are amortized primarily on an accelerated basis over periods ranging from ten to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. The fair value of MSRs is initially estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, as determined by the model, through a valuation allowance. The Corporation classifies MSRs subject to nonrecurring fair value measurements as Level 3 valuations. At March 31, 2011, December 31, 2010 and March 31, 2010, there was no impairment identified for core deposit intangible assets or MSRs and, therefore, no other intangible assets were recorded at fair value on a nonrecurring basis.

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Disclosure of Nonrecurring Basis Fair Value Measurements

For assets measured at fair value on a nonrecurring basis, quantitative disclosures about fair value measurements for each major category of assets were as follows:
Fair Value Measurements - Nonrecurring Basis
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(In thousands)
March 31, 2011
Impaired originated loans	$ -	$ -	$ 64,415	$ 64,415
Other real estate/repossessed assets	-	-	26,355	26,355
Total	$ -	$ -	$ 90,770	$ 90,770

December 31, 2010
Impaired originated loans	$ -	$ -	$ 64,883	$ 64,883
Other real estate/repossessed assets	-	-	27,510	27,510
Total	$ -	$ -	$ 92,393	$ 92,393

March 31, 2010
Impaired loans	$ -	$ -	$ 63,746	$ 63,746
Other real estate/repossessed assets	-	-	18,813	18,813
Total	$ -	$ -	$ 82,559	$ 82,559

There were no liabilities recorded at fair value on a nonrecurring basis at March 31, 2011, December 31, 2010 and March 31, 2010.

Disclosures about Fair Value of Financial Instruments

GAAP requires disclosures about the estimated fair value of the Corporation's financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis. However, the method of estimating fair value for financial instruments that are not required to be measured on a recurring or nonrecurring basis, as prescribed by ASC 820, does not incorporate the exit-price concept of fair value. The Corporation utilized the fair value hierarchy in computing the fair values of its financial instruments. In cases where quoted market prices were not available, the Corporation employed present value methods using unobservable inputs requiring management's judgment to estimate the fair values of its financial instruments, which are considered Level 3 valuations. These Level 3 valuations are affected by the assumptions made and, accordingly, do not necessarily indicate amounts that could be realized in a current market exchange. It is also the Corporation's general practice and intent to hold the majority of its financial instruments until maturity and, therefore, the Corporation does not expect to realize the estimated amounts disclosed.

The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At March 31, 2011, December 31, 2010 and March 31, 2010, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.

Fair value measurement for investment securities - held-to-maturity is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that include market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

events. Fair value measurements using Level 2 valuations of investment securities-held-to-maturity include certain securities issued by state and political subdivisions and residential mortgage-backed securities. Level 3 valuations include certain securities issued by state and political subdivisions and trust preferred securities.

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

The Corporation's unused commitments to extend credit, standby letters of credit and loan commitments have no carrying amount and have been estimated to have no realizable fair value. Historically, a majority of the unused commitments to extend credit have not been drawn upon and, generally, the Corporation does not receive fees in connection with these commitments other than standby letters of credit fees, which are not significant.

Fair value measurements have not been made for items that are not defined by GAAP as financial instruments, including such items as the value of the Corporation's Wealth Management department and the value of the Corporation's core deposit base. The Corporation believes it is impractical to estimate a representative fair value for these types of assets, even though management believes they add significant value to the Corporation.

A summary of carrying amounts and estimated fair values of the Corporation's financial instruments included in the consolidated statements of financial position are as follows:

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011
	March 31, 2011		December 31, 2010		March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$ 641,619	$ 641,619	$ 536,165	$ 536,165	$ 447,371	$ 447,371
Investment and other securities	777,015	771,437	771,143	764,931	712,844	707,781
Loans held-for-sale	4,033	4,033	20,479	20,479	4,943	4,943
Net loans	3,592,842	3,590,775	3,592,132	3,601,805	2,904,160	2,878,650
Interest receivable	16,737	16,737	15,761	15,761	14,494	14,494
Liabilities:
Deposits without defined maturities	$2,807,761	$2,807,761	$2,738,719	$2,738,719	$2,194,636	$2,194,636
Time deposits	1,574,510	1,593,605	1,593,046	1,614,854	1,279,703	1,293,604
Interest payable	2,792	2,792	2,887	2,887	1,878	1,878
Short-term borrowings	286,193	286,193	242,703	242,703	237,712	237,712
FHLB advances	72,854	73,648	74,130	75,166	80,000	81,732

Note 8:  Employee Benefit Plans

Share-Based Compensation Plans

During both three-month periods ended March 31, 2011 and 2010, share-based compensation expense related to stock options and restricted stock performance units totaled $0.2 million.

Stock Options

The Corporation issues fixed stock options to certain officers. Stock options are issued at the current market price of the Corporation's common stock on the date of grant, generally vest ratably over a three-year period and expire ten years from the date of grant.

A summary of activity for the Corporation's stock options as of and for the three months ended March 31, 2011 is presented below:
		Non-Vested Stock Options Outstanding			Stock Options Outstanding
	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at January 1, 2011	545,174	126,670	$23.29	$6.99	757,665	$29.42
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Vested	-	(36,987)	24.54	7.00	-	-
Forfeited/expired	-	-	-	-	(7,992)	30.50
Outstanding at March 31, 2011	545,174	89,683	$22.78	$6.98	749,673	$29.41
Exercisable/vested at March 31, 2011					659,990	$30.31

The weighted-average remaining contractual terms were 5.3 years for all outstanding stock options and 4.9 years for exercisable stock options. The outstanding and exercisable stock options at March 31, 2011 had no intrinsic value as

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

the closing price of the Corporation's common stock on that date of $19.93 per share was less than the exercise price of all stock options outstanding.

At March 31, 2011, unrecognized compensation cost related to stock options totaled $0.5 million. This cost is expected to be recognized over a remaining weighted average period of 1.7 years.

Restricted Stock Performance Units

In addition to stock options, the Corporation also grants restricted stock performance units to certain officers. The restricted stock performance units vest based on the Corporation achieving targeted earnings per common share levels. Generally, the restricted stock performance units are eligible to vest from 0.5x to 1.5x the number of units originally granted depending on which, if any, of the targeted earnings per common share levels are met. However, if the minimum earnings per common share performance level is not achieved, no shares will become vested or be issued for that respective year's restricted stock performance units. Upon achievement of the targeted earnings per common share level, the restricted stock performance units are converted into shares of the Corporation's common stock on a one-to-one basis. Compensation expense related to restricted stock performance units is recognized over the expected requisite performance period.

A summary of the activity for restricted stock performance units as of and for the three months ended March 31, 2011 is presented below:
	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2011	80,852	$22.99
Granted	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2011	80,852	$22.99

At March 31, 2011, unrecognized compensation cost related to restricted stock performance unit awards totaled $0.7 million. This cost is recognized based on the expected achievement of the targeted earnings per common share level for the restricted stock performance units over approximately two years.

Pension and Other Postretirement Benefit Plans

The components of net periodic benefit cost (income) for the Corporation's qualified and nonqualified pension plans and nonqualified postretirement benefits plan are as follows:

	Defined Benefit Pension Plans
	Three Months Ended March 31,
	2011	2010
	(In thousands)
Service cost	$291	$314
Interest cost	1,207	1,209
Expected return on plan assets	(1,582)	(1,431)
Amortization of prior service credit	(1)	(1)
Amortization of unrecognized net loss	270	123
Net periodic benefit cost	$185	$214

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011
	Postretirement Benefits Plan
	Three Months Ended March 31,
	2011	2010
	(In thousands)
Interest cost	$42	$54
Amortization of prior service credit	(81)	(81)
Amortization of unrecognized net gain	(8)	-
Net periodic benefit income	$(47)	$(27)

401(k) Savings Plan expense for the Corporation's match of participants' base compensation contributions and a 4% of eligible pay contribution to certain employees who are not grandfathered under the pension plan was $0.7 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively.

Note 9:  Financial Guarantees

In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by- case basis, depending on the nature of the financial instrument and the customer's creditworthiness. At March 31, 2011 and 2010, the Corporation had $47.9 million and $44.3 million, respectively, of outstanding financial and performance standby letters of credit which expire in five years or less. The majority of these standby letters of credit are collateralized. At March 31, 2011, the Corporation's assessment determined there was $0.3 million of probable losses relating to standby letters of credit, which has been recorded as an other liability in the Corporation's statement of financial position.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected Chemical Financial Corporation's (Corporation's) financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.

Critical Accounting Policies

The Corporation's consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP) and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management has identified the determination of the allowance for loan losses, accounting for loans acquired in business combinations, pension plan accounting, income and other taxes, fair value measurements and the evaluation of goodwill impairment to be the accounting areas that require the most subjective or complex judgments, and as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the board of directors. The Corporation's significant accounting policies are more fully described in Note 1 to the audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2010 and the more significant assumptions and estimates made by management are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to those policies or the estimates made pursuant to those policies during the most recent quarter.

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

In connection with the acquisition of OAK, the Corporation recorded $43.5 million of goodwill. Goodwill recorded is primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and OAK. In addition, the Corporation recorded $9.8 million of other intangible assets, including core deposit intangible assets of $8.4 million, mortgage servicing rights of $0.7 million and non-compete agreements of $0.7 million, in conjunction with the acquisition.

Summary

The Corporation's net income was $9.2 million, or $0.33 per diluted share, in the first quarter of 2011, compared to net income of $7.5 million, or $0.27 per diluted share, in the fourth quarter of 2010 and net income of $2.3 million, or $0.10 per diluted share, in the first quarter of 2010. The increase in net income and earnings per share in the first quarter of 2011, compared to the fourth quarter of 2010, was attributable to a lower provision for loan losses and lower operating expenses. The increase in net income and earnings per share in the first quarter of 2011, compared to the first quarter of 2010, was attributable to a lower provision for loan losses and the acquisition of OAK.

Return on average assets, on an annualized basis, in the first quarter of 2011 was 0.70%, compared to 0.57% in the fourth quarter of 2010 and 0.22% in the first quarter of 2010. Return on average equity, on an annualized basis, in the first quarter of 2011 was 6.6%, compared to 5.3% in the fourth quarter of 2010 and 2.0% in the first quarter of 2010.

Total assets were $5.34 billion at March 31, 2011, an increase of $88.9 million, or 1.7%, from total assets of $5.25 billion at December 31, 2010 and an increase of $1.05 billion, or 24%, from total assets of $4.29 billion at March 31, 2010. Total loans were $3.68 billion at March 31, 2011 and December 31, 2010, an increase of $694 million, or 23%, from total loans of $2.99 billion at March 31, 2010. Total deposits were $4.38 billion at March 31, 2011, an increase of $51 million, or 1.2%, from total deposits of $4.33 billion at December 31, 2010, and an increase of $908 million, or 26%, from total deposits of $3.47 billion at March 31, 2010.

The increase in assets, loans and deposits during the twelve months ended March 31, 2011 was primarily attributable to the OAK acquisition. The increase in total assets during the first quarter of 2011 was primarily attributable to an increase in interest-bearing deposits with the Federal Reserve Bank that was funded by a seasonal increase in municipal customer deposits and repurchase agreements.

At March 31, 2011, tangible shareholders' equity was 8.5% of total assets, compared to 8.6% of total assets at December 31, 2010 and 9.5% of total assets at March 31, 2010. The decline in tangible shareholders' equity during the twelve months ended March 31, 2011 was attributable to the purchase price of OAK exceeding the fair value of the net assets acquired.

Financial Condition

Total Assets

Total assets were $5.34 billion at March 31, 2011, an increase of $88.9 million, or 1.7%, from total assets of $5.25 billion at December 31, 2010 and an increase of $1.05 billion, or 24%, from total assets of $4.29 billion at March 31, 2010.

Interest-earning assets were $4.99 billion at March 31, 2011, an increase of $70.7 million, or 1.4%, from interest-earning assets of $4.92 billion at December 31, 2010 and an increase of $916.1 million, or 23%, from interest-earning assets of $4.07 billion at March 31, 2010.

The increases in total assets and interest-earning assets during the twelve months ended March 31, 2011 were primarily attributable to the acquisition of OAK on April 30, 2010. The increases in total assets and interest-earning assets during the first quarter of 2011 were primarily attributable to an increase in interest-bearing deposits with the Federal Reserve Bank that was funded by a seasonal increase in municipal customer deposits and repurchase agreements.

Investment Securities

The carrying value of investment securities totaled $749.9 million at March 31, 2011, an increase of $5.9 million from investment securities of $744.0 million at December 31, 2010 and an increase of $59.2 million, or 8.6% from investment securities of $690.7 million at March 31, 2010. The increase in investment securities during the twelve months ended March 31, 2011 was attributable to the acquisition of OAK's investment securities portfolio, which was partially offset by the Corporation not reinvesting all of its maturing investment securities. At March 31, 2011, the Corporation's investment securities portfolio consisted of $142.3 million in government sponsored agency debt obligations comprised primarily of senior bonds that were issued by the twelve regional Federal Home Loan Banks that make up the Federal Home Loan Bank System (FHLBanks), fixed rate government sponsored agency instruments backed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Association (Freddie Mac), the Federal Farm Credit Bank and the Small Business Administration, and variable rate instruments backed by the Student Loan Marketing Association; $198.0 million in state and political subdivisions debt obligations comprised primarily of general debt obligations of issuers primarily located in the State of Michigan; $128.0 million in residential mortgage-backed securities comprised primarily of fixed rate instruments backed by a U.S. government agency (Government National Mortgage Association) or government sponsored enterprises (Freddie Mac and Fannie Mae); $212.8 million of collateralized mortgage obligations comprised primarily of variable rate instruments with average maturities of less than three years backed by the same U.S. government agency and government sponsored enterprises as the residential mortgage-backed securities; $56.8 million in corporate bonds comprised primarily of debt obligations of large national financial organizations; $1.5 million of preferred stock securities of two large banks; and $10.5 million of trust preferred securities (TRUPs) comprised primarily of a 100% interest in a TRUP of a small non-public bank holding company in Michigan.

The Corporation records all investment securities in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 320, Investments-Debt and Equity Securities (ASC 320), under which the Corporation is required to assess equity and debt securities that have fair values below their amortized cost basis to determine whether the decline (impairment) is other-than-temporary. An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. In assessing whether a decline is other-than-temporary, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the potential for impairments in an entire industry or sub-sector and (iv) the potential for impairments in certain economically depressed geographical locations.

The Corporation's investment securities portfolio with a carrying value of $749.9 million at March 31, 2011, had gross impairment of $9.4 million at that date. Management believed that the unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates on the investment securities and market illiquidity and not as a result of credit-related issues. Accordingly, at March 31, 2011, the Corporation believed the impairment in its investment securities portfolio was temporary in nature and, therefore, no impairment loss was realized in the Corporation's consolidated statement of income for the three months ended March 31, 2011. However, due to market and economic conditions, other-than-temporary impairment (OTTI) may occur as a result of material declines in the fair value of investment securities in the future. A further discussion of the assessment of potential impairment and the Corporation's process that resulted in the conclusion that the impairment was temporary in nature follows.

At March 31, 2011, the Corporation's investment securities portfolio included government sponsored agencies, residential mortgage-backed securities and collateralized mortgage obligations, combined, with gross impairment of $0.8 million, state and political subdivisions securities with gross impairment of $1.8 million, corporate bonds with gross impairment of $0.5 million and trust preferred securities with gross impairment of $6.3 million. The amortized costs and fair values of investment securities are disclosed in Note 3 to the consolidated financial statements.

The government sponsored agencies, residential mortgage-backed securities and collateralized mortgage obligations, included in the available-for-sale investment securities portfolio, had a combined amortized cost of $479.1 million, with gross impairment of $0.8 million, at March 31, 2011. Virtually all of the impaired investment securities in these three categories are backed by the full faith and credit of the U.S. government, or a guarantee of a U.S. government agency or government sponsored enterprise. The Corporation determined that the impairment on these investment securities was attributable to the low level of market interest rates and that the impairment on these investment securities was temporary in nature at March 31, 2011.

The state and political subdivisions securities, included in the available-for-sale and the held-to-maturity investment securities portfolios, had an amortized cost totaling $197.7 million, with gross impairment of $1.8 million, at March 31, 2011. The majority of these investment securities are from issuers primarily located in the State of Michigan and are general obligations of the issuer, meaning that the Corporation has the first claim on taxes collected for the repayment of the investment securities. The gross impairment was attributable to impaired state and political subdivisions securities with an amortized cost of $61.3 million, with two-thirds of these investment securities maturing beyond 2014. It was the Corporation's assessment that the impairment on these investment securities was attributable to the recent change in market interest rates for these investment securities and the market's perception of the Michigan economy causing illiquidity in the market for these investment securities and that the impairment on these investment securities was temporary in nature at March 31, 2011.

The Corporation's corporate bond portfolio, included in the available-for-sale investment securities portfolio, had an amortized cost of $57.1 million, with gross impairment of $0.5 million, at March 31, 2011. All of the corporate bonds held at March 31, 2011 were of an investment grade, except a single issue investment security of Lehman Brothers Holdings Inc. (Lehman) with a remaining amortized cost of less than $0.1 million at March 31, 2011 and a corporate bond of American General Finance Corporation (AGFC). At March 31, 2011, the AGFC corporate bond had an amortized cost of $2.5 million with gross impairment of $0.1 million and a maturity date of December 15, 2011. At March 31, 2011, the Corporation's assessment was that it was probable that it would collect all of the contractual amounts due on the AGFC corporate bond. The investment grade ratings obtained for the balance of the corporate bond portfolio, with a gross impairment of $0.4 million at March 31, 2011, indicated that the obligors' capacities to meet their financial commitments was "strong." It was the Corporation's assessment that the gross impairment of $0.5 million on the corporate bond portfolio at March 31, 2011 was attributable to the low level of market interest rates, and not due to credit-related issues, and that the impairment on the corporate bond portfolio was temporary in nature at March 31, 2011.

At March 31, 2011, the Corporation held two TRUPs in the held-to-maturity investment securities portfolio, with a combined amortized cost of $10.5 million that had gross impairment of $6.3 million. One TRUP, with an amortized cost of $10.0 million, represented a 100% interest in a TRUP of a small non-public bank holding company in Michigan that was purchased in the second quarter of 2008. At March 31, 2011, the Corporation determined that the fair value of this TRUP was $4.0 million. The second TRUP, with an amortized cost of $0.5 million, represented a 10% interest in the TRUP of another small non-public bank holding company in Michigan. At March 31, 2011, the Corporation determined the fair value of this TRUP was $0.2 million. The fair value measurements of the two TRUP investments were developed based upon market pricing observations of much larger banking institutions in an illiquid market adjusted by risk measurements. The fair values of the TRUPs were based on calculations of discounted cash flows, and further based upon both observable inputs and appropriate risk adjustments that market participants would make for performance, liquidity and issuer specifics. See the additional discussion of the development of the fair values of the TRUPs in Note 3 to the consolidated financial statements. Management reviewed financial information of the issuers of the TRUPs at March 31, 2011. Based on this review, the Corporation concluded that the significant decline in fair values of the TRUPs, compared to their amortized cost, was not attributable to materially adverse conditions specifically related to the issuers.

The issuer of the $10.0 million TRUP reported net income in the first quarter of 2011 and in each of the three years ended December 31, 2010 and was categorized as well-capitalized under applicable regulatory requirements during that time. Based on the Corporation's analysis at March 31, 2011, it was the Corporation's opinion that this issuer appeared to be a financially sound financial institution with sufficient liquidity to meet its financial obligations in 2011. This TRUP is not independently rated. Bank industry ratings as of March 31, 2011, obtained from Bauer Financial at www.bauerfinancial.com (Bauer) for subsidiaries of this issuer were rated good and excellent. Common stock cash dividends were paid throughout 2010 and 2009 by the issuer and the Corporation understands that the issuer's management anticipates cash dividends to continue to be paid in the future. All scheduled interest payments on this TRUP have been made on a timely basis. The principal of $10.0 million of this TRUP matures in 2038, with interest payments due quarterly.

Based on the information provided by the issuer of the $10.0 million TRUP, it was the Corporation's opinion that, as of March 31, 2011, there had been no material adverse changes in the issuer's financial performance since the TRUP was issued and purchased by the Corporation and no indication that any material adverse trends were developing that would suggest that the issuer would be unable to make all future principal and interest payments under the TRUP. Further, based on the information provided by the issuer, the issuer appeared to be a financially viable financial institution with both the credit quality and liquidity necessary to meet its financial obligations in 2011. At March 31, 2011, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer or its subsidiaries. In reviewing all available information regarding the issuer, including past performance and its financial and liquidity position, it was the Corporation's opinion that the future cash flows of the issuer supported the carrying value of the TRUP at its original cost of

$10.0 million at March 31, 2011. While the total fair value of the TRUP was $6.0 million below the Corporation's amortized cost at March 31, 2011, it was the Corporation's assessment that, based on the overall financial condition of the issuer, the impairment was temporary in nature at March 31, 2011.

The issuer of the $0.5 million TRUP reported a net loss in 2010 that was significantly greater than a small net loss reported in 2009. At March 31, 2011, the issuer was categorized as well-capitalized under applicable regulatory requirements and its subsidiary bank was rated adequate by Bauer as of March 31, 2011. All scheduled interest payments on this TRUP have been made on a timely basis. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly. At March 31, 2011, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer of this TRUP or any subsidiary. In reviewing all financial information regarding the $0.5 million TRUP, it was the Corporation's opinion that the carrying value of this TRUP at its original cost of $0.5 million was supported by the issuer's financial position at March 31, 2011, even though the fair value of the TRUP was $0.3 million below the Corporation's amortized cost at March 31, 2011. It was the Corporation's assessment that the impairment was temporary in nature at March 31, 2011.

At March 31, 2011, the Corporation expected to fully recover the entire amortized cost basis of each impaired investment security in its investment securities portfolio at that date. Furthermore, at March 31, 2011, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more likely-than-not that the Corporation would not have to sell any of its impaired investment securities before a full recovery of amortized cost. However, there can be no assurance that OTTI losses will not be recognized on the TRUPs or on any other investment security in the future.

Loans

Chemical Bank is a full-service commercial bank and, therefore, the acceptance and management of credit risk is an integral part of the Corporation's business. At March 31, 2011, the Corporation's loan portfolio was $3.68 billion and consisted of loans to commercial borrowers (commercial, real estate commercial and real estate construction and land development) totaling $2.04 billion, or 55.3% of total loans, loans to borrowers for the purpose of acquiring residential real estate totaling $809.1 million, or 22.0% of total loans, and loans to consumer borrowers (consumer installment and home equity) secured by various types of collateral totaling $838.0 million, or 22.7% of total loans, at that date. Loans at fixed interest rates comprised approximately 72% of the Corporation's total loan portfolio at March 31, 2011 and December 31, 2010, compared to 80% at March 31, 2010.

The Corporation maintains loan policies and credit underwriting standards as part of the process of managing credit risk. These standards include making loans generally only within the Corporation's market areas. The Corporation's lending markets generally consist of communities across the middle to southern and western sections of the lower peninsula of Michigan. The Corporation's lending market areas do not include the southeastern portion of Michigan. The Corporation has no foreign loans or any loans to finance highly leveraged transactions. The Corporation's lending philosophy is implemented through strong administrative and reporting controls. The Corporation maintains a centralized independent loan review function that monitors the approval process and ongoing asset quality of the loan portfolio.

Total loans were $3.68 billion at March 31, 2011 and December 31, 2010, an increase of $694 million, or 23%, from total loans of $2.99 billion at March 31, 2010. The increase in total loans during the twelve months ended March 31, 2011 was due primarily to the loans acquired in the acquisition of OAK. In addition, during the twelve months ended March 31, 2011, the Corporation originated $94 million of fifteen-year fixed-rate residential mortgage loans that it held in its portfolio, as opposed to selling them in the secondary market as has been its general practice. At April 30, 2010, OAK's loan portfolio was recorded by the Corporation at its fair value of $627 million and was comprised of commercial loans totaling $191 million, real estate commercial loans totaling $294 million, real estate construction and land development loans totaling $39 million, real estate residential loans totaling $34 million and consumer installment and home equity loans totaling $69 million. A summary of the Corporation's loan portfolio by category follows.

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

Commercial loans were $821.1 million at March 31, 2011, an increase of $2.1 million from commercial loans of $819.0 million at December 31, 2010 and an increase of $240.4 million, or 41%, from commercial loans of $580.7 million at March 31, 2010. The increase in commercial loans from March 31, 2010 was due primarily to the acquisition of OAK. Commercial loans represented 22.3% of the Corporation's loan portfolio at March 31, 2011, compared to 22.2% and 19.4% at December 31, 2010 and March 31, 2010, respectively.

Real estate commercial loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Real estate commercial loans were $1.07 billion at March 31, 2011, a decrease of $2.1 million from real estate commercial loans of $1.08 billion at December 31, 2010 and an increase of $284.8 million, or 36%, from real estate commercial loans of $790.0 million at March 31, 2010. The increase in real estate commercial loans from March 31, 2010 was due primarily to the acquisition of OAK. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 64%, 33% and 3%, respectively, of the Corporation's real estate commercial loans outstanding at March 31, 2011. Real estate commercial loans represented 29.2% of the Corporation's loan portfolio at March 31, 2011, compared to 29.3% and 26.5% at December 31, 2010 and March 31, 2010, respectively.

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

Real estate construction and land development loans are primarily originated for land development and construction of commercial properties. Land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Real estate construction loans often convert to a real estate commercial loan at the completion of the construction period; however, most land development loans are originated with the intention that the loans will be re-paid through the sale of finished properties by the developers within twelve months of the completion date. Real estate construction and land development loans were $139.4 million at March 31, 2011, a decrease of $3.2 million from real estate construction and land development loans of $142.6 million at December 31, 2010 and an increase of $14.6 million, or 12%, from real estate construction and land development loans of $124.8 million at March 31, 2010. The increase in real estate construction and land development loans from March 31, 2010 was due primarily to the acquisition of OAK. The Corporation's land development loans totaled $50.5 million, $53.4 million and $44.6 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively, and consisted primarily of loans to develop land for the future construction of residential real estate properties. Real estate construction and land development loans represented 3.8% of the Corporation's loan portfolio at March 31, 2011, compared to 3.9% and 4.2% at December 31, 2010 and March 31, 2010, respectively.

Real estate construction lending involves a higher degree of risk than real estate commercial lending and real estate residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates, the need to obtain a tenant or purchaser of the property if it will not be owner-occupied or the need to sell developed properties. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. The Corporation's risk in this area has increased since early 2008 due to the recessionary economic environment within the State of Michigan. The sale of lots and units in both residential and commercial development projects remains weak, as customer demand also remains low, resulting in the inventory of unsold lots and housing units remaining high across the State of Michigan. The unfavorable economic environment in Michigan has resulted in the inability of most developers to sell their finished developed lots and units within their original expected time frames. Accordingly, few of the Corporation's land development borrowers have sold developed lots or units since early 2008 due to the unfavorable economic environment.

The Corporation's commercial loan portfolio, comprised of commercial, real estate commercial and real estate construction and land development loans, is well diversified across business lines and has no concentration in any one industry. The commercial loan portfolio totaling $2.04 billion at March 31, 2011 included 139 loan relationships of $2.5 million or greater. These 139 borrowing relationships totaled $733 million and represented 36% of the commercial loan portfolio at March 31, 2011 and included 11 borrowing relationships that had outstanding balances of $10 million or higher, totaling $151 million, or 7%, of the commercial loan portfolio at that date. Further, the Corporation had three loan relationships at March 31, 2011 with loan balances greater than $2.5 million and less than $10 million, totaling $22.5 million, that had unfunded credit amounts that, if advanced, could result in a loan relationship of $10 million or more.

Real estate residential loans consist primarily of one- to four-family residential loans with fixed interest rates of fifteen years or less. The Corporation has historically sold fixed interest rate real estate residential loans originated with maturities of fifteen years and over in the secondary market. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance.

Real estate residential loans were $809.1 million at March 31, 2011, an increase of $11.0 million, or 1.4%, from real estate residential loans of $798.0 million at December 31, 2010 and an increase of $70.2 million, or 9.5%, from real estate residential loans of $738.9 million at March 31, 2010. The increase in real estate residential loans from March 31, 2010 was partially due to the acquisition of OAK and partially due to the Corporation electing to hold in its portfolio fifteen-year term fixed interest rate real estate residential loans totaling $71 million during 2010 and $23 million during the first quarter of 2011 that historically have been sold in the secondary market. While real estate residential loans have historically involved the least amount of credit risk in the Corporation's loan portfolio, the risk on these loans has increased as the unemployment rate has increased and real estate property values have decreased in the State of Michigan. Real estate residential loans also include loans to consumers for the construction of single family residences that are secured by these properties. Real estate residential construction loans to consumers were $16.1 million at March 31, 2011, compared to $15.3 million at December 31, 2010 and $17.3 million at March 31, 2010. Real estate residential loans represented 22.0% of the Corporation's loan portfolio at March 31, 2011, compared to 21.7% and 24.7% at December 31, 2010 and March 31, 2010, respectively.

The Corporation's consumer loans consist of relatively small loan amounts to consumers to finance personal items; primarily automobiles, recreational vehicles and boats. These loans are spread across many individual borrowers, which minimizes the risk per loan transaction. Collateral values, particularly those of automobiles, recreational vehicles and boats, are negatively impacted by many factors, such as new car promotions, the physical condition of the collateral and even more significantly, overall economic conditions. Consumer loans also include home equity loans, whereby consumers utilize equity in their personal residence, generally through a second mortgage, as collateral to secure the loan.

Consumer installment and home equity loans (collectively referred to as consumer loans) were $838.0 million at March 31, 2011, a decrease of $7.0 million from consumer loans of $845.0 million at December 31, 2010 and an increase of $84.1 million, or 11%, from consumer loans of $753.9 million at March 31, 2010. The increase in consumer loans from March 31, 2010 was due primarily to the acquisition of OAK. Consumer loans include indirect loans for automobile, recreational vehicle and boat financing purchased from dealerships. At March 31, 2011, approximately 46% of consumer loans were secured by the borrowers' personal residences (primarily second mortgages), 24% by automobiles, 19% by recreational vehicles, 8% by marine vehicles and the remaining 3% was mostly unsecured. Consumer loans represented 22.7% of the Corporation's loan portfolio at March 31, 2011, compared to 22.9% and 25.2% at December 31, 2010 and March 31, 2010, respectively.

Consumer loans generally have shorter terms than residential mortgage loans, but generally involve more credit risk than real estate residential lending because of the type and nature of the collateral. The Corporation originates consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer lending collections are dependent on the borrowers' continuing financial stability and are more likely to be affected by adverse personal situations. Overall, credit risk on these loans has improved as the unemployment rate has decreased. The unemployment rate in the State of Michigan was 10.3% at March 31, 2011, down from 11.1% at December 31, 2010, and 14.1% at March 31, 2010, although higher than the national average of 8.8% at March 31, 2011. Accordingly, the Corporation has experienced decreases in losses on consumer loans, with net loan losses totaling 65 basis points (annualized) of average consumer loans during the first quarter of 2011, compared to 116 basis points of average consumer loans in 2010. The credit risk on home equity loans has historically been low as property values of residential real estate have historically increased year over year. However, credit risk has increased since the beginning of 2008 as property values have declined throughout the State of Michigan, thus increasing the risk of insufficient collateral, and in many instances no collateral, as the majority of these loans are secured by a second mortgage on the borrowers' residences.

Nonperforming Assets

Nonperforming assets consist of originated loans for which the accrual of interest has been discontinued, originated loans that are past due as to principal or interest by 90 days or more and are still accruing interest and originated loans which have been modified due to a decline in the credit quality of the borrower (collectively referred to as nonperforming loans) and assets obtained through foreclosures and repossessions, including foreclosed and repossessed assets acquired as a result of the OAK transaction. The Corporation transfers an originated loan that is 90 days or more past due to nonaccrual status (except for real estate residential loans that are transferred at 120 days past due), unless it believes the loan is both well-secured and in the process of collection. Accordingly, the Corporation has determined that the collection of accrued and unpaid interest on any originated loan that is 90 days or more past due (120 days or more past due on real estate residential loans) and still accruing interest is probable.

Nonperforming assets do not include acquired loans that were not performing in accordance with contractual terms. These loans were recorded at their estimated fair value, which included estimated credit losses, at the acquisition date and are considered performing due to the application of ASC 310-30 as discussed in Note 1 to the consolidated financial statements under the subheading, Loans Acquired in a Business Combination. Accordingly, these acquired loans have been excluded from the schedule of Nonperforming Assets.

Nonperforming assets were $172.2 million at March 31, 2011, compared to $175.2 million at December 31, 2010, and represented 3.23% and 3.34%, respectively, of total assets. It is management's belief that the elevated levels of nonperforming assets are primarily attributable to the unfavorable economic climate within the State of Michigan, which has resulted in cash flow difficulties being encountered by many business and consumer loan customers. The unemployment rate in Michigan was 10.3% at March 31, 2011, compared to 8.8% nationwide. The Corporation's nonperforming assets are not concentrated in any one industry or any one geographical area within Michigan, other than $9.4 million in nonperforming land development loans. At March 31, 2011, there were five commercial loan relationships exceeding $2.5 million, totaling $18.9 million, that were in nonperforming status. Based on declines in both residential and commercial real estate appraised values due to the weakness in the Michigan economy over the past several years, management continues to evaluate and, when appropriate, discount appraised values and obtain new appraisals to compute estimated fair market values of impaired real estate secured loans and other real estate properties. Due to the economic climate within Michigan, it is management's belief that nonperforming assets will remain at elevated levels throughout 2011.

The following schedule provides a summary of nonperforming assets, including the composition of nonperforming loans, by major loan category.

Nonperforming Assets
	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Nonaccrual loans:
Commercial	$15,672	$16,668
Real estate commercial	59,931	60,558
Real estate construction and land development	9,414	8,967
Real estate residential	15,505	12,083
Consumer installment and home equity	5,774	4,686
Total nonaccrual loans	106,296	102,962
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	455	530
Real estate commercial	459	1,350
Real estate construction and land development	-	1,220
Real estate residential	191	3,253
Consumer installment and home equity	1,091	1,055
Total accruing loans contractually past due 90 days or more as to interest or principal payments	2,196	7,408
Loans modified under troubled debt restructurings:
Commercial and real estate commercial	15,201	15,057
Real estate residential	22,166	22,302
Total loans modified under troubled debt restructurings	37,367	37,359
Total nonperforming loans	145,859	147,729
Other real estate and repossessed assets(1)	26,355	27,510
Total nonperforming assets	$172,214	$175,239

Nonperforming loans as a percent of total loans	3.96%	4.01%
Nonperforming assets as a percent of total assets	3.23%	3.34%

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held for sale, including properties acquired as a result of the OAK transaction.

The following schedule provides the composition of nonperforming loans, by major loan category.
	March 31, 2011		December 31, 2010
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Commercial	$ 21,946	15%	$ 22,511	15%
Real estate commercial	69,772	48	71,652	49
Real estate construction and land development	9,414	6	10,187	7
Subtotal	101,132	69	104,350	71
Real estate residential	37,862	26	37,638	25
Consumer installment and home equity	6,865	5	5,741	4
Total nonperforming loans	$145,859	100%	$147,729	100%

Total nonperforming loans were $145.9 million at March 31, 2011, a decrease of $1.8 million, or 1.3%, compared to $147.7 million at December 31, 2010. The Corporation's nonperforming loans to commercial borrowers (commercial, real estate commercial and real estate construction and land development), including loans modified under troubled debt restructurings, were $101.1 million at March 31, 2011, a decrease of $3.3 million, or 3.1%, from $104.4 million at December 31, 2010. Nonperforming loans to commercial borrowers comprised 69% of total nonperforming loans at March 31, 2011, compared to 71% at December 31, 2010. The majority of the Corporation's net loan charge-offs during the three months ended March 31, 2011 occurred within these three commercial loan categories, with 76% of net loan charge-offs during the three months ended March 31, 2011 attributable to commercial borrowers. Nonperforming real estate residential loans, including loans modified under troubled debt restructurings, were $37.9 million at March 31, 2011, an increase of $0.3 million, or 0.6%, from $37.6 million at December 31, 2010. Nonperforming consumer loans were $6.9 million at March 31, 2011, an increase of $1.2 million, or 20%, from $5.7 million at December 31, 2010.

The following schedule summarizes changes in nonaccrual loans during the three months ended March 31, 2011.
March 31, 2011
(In thousands)
Balance at beginning of period	$ 102,962
Additions during period	21,775
Principal balances charged off	(8,165)
Transfers to other real estate/repossessed assets	(1,919)
Return to accrual status	(4,823)
Payments received	(3,534)
Balance at end of period	$ 106,296

The following schedule presents data related to nonperforming loans to commercial borrowers by dollar amount at March 31, 2011 and December 31, 2010.
	March 31, 2011		December 31, 2010
	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
$5,000,000 or more	1	$ 7,277	1	$ 7,227
$2,500,000 - $4,999,999	4	11,577	6	17,071
$1,000,000 - $2,499,999	17	28,684	18	29,246
$500,000 - $999,999	23	15,827	22	14,483
$250,000 - $499,999	54	19,999	50	18,188
Under $250,000	187	17,768	202	18,135
Total	286	$101,132	299	$104,350

Nonperforming commercial loans were $21.9 million at March 31, 2011, a decrease of $0.6 million, or 2.5%, from $22.5 million at December 31, 2010. The nonperforming commercial loans at March 31, 2011 were not concentrated in any single industry.

Nonperforming real estate commercial loans were $69.8 million at March 31, 2011, a decrease of $1.9 million, or 2.6%, from $71.7 million at December 31, 2010. At March 31, 2011, the Corporation's nonperforming real estate commercial loans were comprised of $35.4 million of loans secured by owner occupied real estate, $26.4 million of loans secured by non-owner occupied real estate and $8.0 million of loans secured by vacant land, resulting in approximately 7% of owner occupied real estate commercial loans, 11% of non-owner occupied real estate commercial loans and 34% of vacant land loans in a nonperforming status at March 31, 2011. At March 31, 2011, the Corporation's nonperforming real estate commercial loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation's market areas. The largest concentration of the $69.8 million in nonperforming real estate commercial loans at March 31, 2011 was one customer relationship totaling $7.0 million that was secured by a combination of vacant land and non-owner occupied commercial real estate. This same customer relationship had another $0.3 million included in nonperforming real estate construction and land development loans. At March 31, 2011, $17.6 million of the nonperforming real estate commercial loans were in various stages of foreclosure with 63 borrowers. Challenges remain in the Michigan economy, thus creating a difficult business environment for many lines of business across the state.

Nonperforming real estate construction and land development loans were $9.4 million at March 31, 2011, a decrease of $0.8 million, or 7.6%, from $10.2 million at December 31, 2010. At March 31, 2011, all of the nonperforming real estate construction and land development loans were land development loans secured primarily by residential real estate improved lots and housing units. The $9.4 million of nonperforming loans secured by land development projects represented 28% of total land development loans of the originated portfolio outstanding of $33.2 million at March 31, 2011. The economy in Michigan has adversely impacted housing demand throughout the state and, accordingly, a significant percentage of the Corporation's residential real estate development borrowers have experienced cash flow difficulties associated with a significant decline in sales of both lots and residential real estate.

Nonperforming real estate residential loans, including loans modified under troubled debt restructurings, were $37.9 million at March 31, 2011, an increase of $0.3 million, or 0.6%, from $37.6 million at December 31, 2010. At March 31, 2011, a total of $10.6 million of nonperforming real estate residential loans were in various stages of foreclosure.

Nonperforming consumer loans were $6.9 million at March 31, 2011, an increase of $1.2 million, or 20%, from $5.7 million at December 31, 2010.

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

The Corporation's loans modified under troubled debt restructurings-commercial and real estate commercial generally consist of allowing borrowers to defer scheduled principal payments and make interest only payments for a short period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loan's contractual terms. The outstanding balance of these loans was $15.2 million at March 31, 2011, compared to $15.1 million at December 31, 2010. The Corporation does not expect to incur a loss on these loans based on its assessment of the borrowers' expected cash flows, and accordingly, no additional provision for loan losses has been recognized related to these loans. Additionally, these loans are individually evaluated for impairment and transferred to nonaccrual status when it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the modified contractual terms of the loan.

The Corporation's loans modified under troubled debt restructurings-real estate residential generally consist of reducing a borrower's monthly payments by decreasing the interest rate charged on the loan to 3% for a specified period of time (generally 24 months). The outstanding loan balance of these loans was $22.2 million at March 31, 2011, compared to $22.3 million at December 31, 2010. All loans reported as loans modified under troubled debt restructurings-real estate residential will remain in nonperforming status until a sustained payment history has been observed. The Corporation recognized $0.1 million of additional provision for loan losses during the three months ended March 31, 2011 related to impairment on these loans based on the present value of expected future cash flows discounted at the loan's original effective interest rate. These loans are moved to nonaccrual status when the loan becomes ninety days past due as to principal or interest and sooner if conditions warrant.

Other real estate and repossessed assets is a component of nonperforming assets that includes residential and commercial real estate and development properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and also other personal and commercial assets. Other real estate and repossessed assets were $26.4 million at March 31, 2011, a decrease of $1.1 million, or 4.2%, from $27.5 million at December 31, 2010.

The following schedule provides the composition of other real estate and repossessed assets.

	March 31, 2011	December 31, 2010
	(In thousands)
Other real estate:
Vacant land	$ 8,501	$ 9,149
Commercial properties	9,102	8,604
Residential real estate properties	5,088	6,189
Residential development properties	3,106	3,035
Total other real estate	25,797	26,977
Repossessed assets	558	533
Total other real estate and repossessed assets	$ 26,355	$ 27,510

The following schedule summarizes other real estate and repossessed asset activity during the three months ended March 31, 2011.
March 31, 2011
(In thousands)
Balance at beginning of period	$27,510
Additions	2,642
Write-downs to fair value	(494)
Dispositions	(3,303)
Balance at end of period	$26,355

The historically large inventory of real estate properties for sale across the State of Michigan has resulted in an increase in the Corporation's carrying time and cost of holding other real estate. Consequently, the Corporation had $9.2 million in real estate properties at March 31, 2011 that had been held in excess of one year as of that date, of which $2.6 million was vacant land, $3.1 million were commercial properties, $2.2 million were residential real estate properties and $1.3 million were residential development properties. Due to the redemption period on foreclosures being relatively long in Michigan (six months to one year) and the Corporation having a significant number of nonperforming loans that were in the process of foreclosure at March 31, 2011, it is anticipated that the level of other real estate will remain at elevated levels throughout 2011. Other real estate properties are carried at the lower of cost or fair value less estimated costs to sell.

At March 31, 2011, all of the other real estate properties had been written down to fair value through a charge-off at the transfer of the loan to other real estate, a write-down recorded as an operating expense to recognize a further market value decline of the property after the initial transfer date or a recording at fair value in conjunction with the OAK acquisition. Accordingly, at March 31, 2011, the carrying value of other real estate of $25.8 million was reflective of $35.0 million in charge-offs, write-downs or fair value adjustments, and represented 42% of the contractual loan balance remaining at the time the property was transferred to other real estate.

During the first quarter of 2011, the Corporation sold 68 pieces of other real estate properties for net proceeds of $2.8 million. On an average basis, the net proceeds from these sales represented 109% of the carrying value of the property at the time of sale, although the net proceeds represented 43% of the remaining loan balance at the time the Corporation received title to the properties.

As previously discussed, due to the application of ASC 310-30, nonperforming assets at March 31, 2011 did not include acquired loans totaling $17.7 million that were not performing in accordance with contractual terms due to a market interest yield recognized on these loans in interest income during 2011. Additionally, the risk of credit loss at the acquisition date was recognized as part of the fair value adjustment. These loans are included in the Corporation's impaired loan schedule in Note 4 to the consolidated financial statements.

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

Impaired loans totaled $161.4 million at March 31, 2011, a decrease of $0.3 million, compared to $161.7 million at December 31, 2010. Impaired loans at March 31, 2011 included $17.7 million of loans acquired in the OAK acquisition that were recorded at fair value at the acquisition date. After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, it was determined that impaired commercial, real estate commercial and real estate construction and land development loans totaling $37.9 million at March 31, 2011 required a specific allocation of the allowance for loan losses (valuation allowance), compared to $44.9 million of impaired loans at December 31, 2010. The valuation allowance on these impaired loans was $11.2 million at March 31, 2011, compared to $15.0 million at December 31, 2010. At March 31, 2011 and December 31, 2010, loans modified under troubled debt restructurings-real estate residential of $22.2 million and $22.3 million, respectively, also required a valuation allowance of $0.8 million and $0.8 million, respectively. Loans modified under troubled debt restructurings-commercial and real estate commercial of $15.2 million and $15.1 million at March 31, 2011 and December 31, 2010, respectively, did not require a valuation allowance as the Corporation expects to collect the full principal and interest owed on each loan. At March 31, 2011, there was no valuation allowance required on impaired loans acquired in the OAK acquisition. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from the estimates used on these loans. A discussion of the allowance for loan losses is included under the subheading, "Allowance for Loan Losses," below.

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

The Corporation's allowance at March 31, 2011 did not include losses inherent in the acquired loan portfolio, as an allowance was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair value at the date of acquisition, with the estimated fair value including a component for expected credit losses. A portion of the allowance, however, may be set aside in the future, related to the acquired loans, if an acquired loan pool experiences a decrease in expected cash flows as compared to those expected at the acquisition date. An allowance related to acquired loans was not required at March 31, 2011 due to no material changes in expected cash flows since the date of acquisition.

The Corporation's allowance was $89.7 million at March 31, 2011, compared to $89.5 million at December 31, 2010 and $84.2 million at March 31, 2010. The allowance as a percentage of originated loans was 2.85% at March 31, 2011, compared to 2.86% at December 31, 2010 and 2.82% at March 31, 2010. The allowance as a percentage of nonperforming loans was 61% at March 31, 2011 and December 31, 2010, compared to 65% of nonperforming loans at March 31, 2010.

The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance at March 31, 2011 and December 31, 2010 and partial loan charge-offs (confirmed losses) taken on these impaired loans:
	Amount	Valuation Allowance	Confirmed Losses	Cumulative Loss Percentage
	(Dollars in thousands)
March 31, 2011
Originated portfolio:
Impaired loans with valuation allowance and no charge-offs	$23,697	$7,595	$-	32%
Impaired loans with valuation allowance and charge-offs	14,226	3,581	3,157	39
Impaired loans with charge-offs and no valuation allowance	26,492	-	20,120	43
Impaired loans without valuation allowance or charge-offs	35,804	-	-	-
Total impaired loans to commercial borrowers- originated portfolio	100,219	$11,176	$23,277	28%
Impaired acquired loans	17,747
Total impaired loans to commercial borrowers	$117,966

December 31, 2010
Originated portfolio:
Impaired loans with valuation allowance and no charge-offs	$33,056	$12,015	$-	36%
Impaired loans with valuation allowance and charge-offs	11,795	2,951	1,551	34
Impaired loans with charge-offs and no valuation allowance	20,033	-	18,277	48
Impaired loans without valuation allowance or charge-offs	36,366	-	-	-
Total impaired loans to commercial borrowers- originated portfolio	101,250	$14,966	$19,828	29%
Impaired acquired loans	21,385
Total impaired loans to commercial borrowers	$122,635

Confirmed losses represent partial loan charge-offs on impaired loans due to the receipt of a recent third-party property appraisal indicating the value of the collateral securing the loan is below the loan balance and management believes the full collection of the loan balance is not likely.

The Corporation's valuation allowance for impaired commercial, real estate commercial and real estate construction and land development loans was $11.2 million at March 31, 2011, a decrease of $3.8 million from $15.0 million at December 31, 2010. The decrease in the valuation allowance is primarily reflective of partial loan charge-offs of impaired loans during the three months ended March 31, 2011 combined with stability in the credit quality of the loan portfolio. Additionally, at both March 31, 2011 and December 31, 2010, the Corporation had a valuation allowance attributable to loans modified under troubled debt restructurings-real estate residential of $0.8 million.

The following schedule summarizes the allowance as a percentage of nonperforming loans.

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Allowance for loan losses	$ 89,674	$ 89,530
Nonperforming loans	145,859	147,729
Allowance as a percent of nonperforming loans	61%	61%
Allowance as a percent of nonperforming loans, net of impaired originated loans for which the full expected loss has been charged-off	75%	61%

Economic conditions in the Corporation's markets, all within Michigan, were generally less favorable than those nationwide during 2010. Economic challenges remain in Michigan and are expected to continue in 2011. Accordingly, management believes net loan losses, delinquencies and nonperforming loans will remain at elevated levels during 2011.

Total Deposits

Total deposits were $4.38 billion at March 31, 2011, an increase of $51 million, or 1.2%, from total deposits of $4.33 billion at December 31, 2010, and an increase of $908 million, or 26%, from total deposits of $3.47 billion at March 31, 2010. The increase in total deposits for the twelve-month period ended March 31, 2011 was primarily attributable to deposits acquired in the OAK transaction. In addition, the Corporation experienced growth in customer deposits of $291 million during the twelve-month period ended March 31, 2011 that was offset by the Corporation paying off maturing brokered deposits that were acquired in the OAK transaction. At March 31, 2011, the Corporation had $151.4 million in remaining brokered deposits that were acquired in the OAK acquisition. The Corporation intends to continue to use its liquidity to pay off brokered deposits as they mature, with $70.2 million maturing during the remainder of 2011.

The Corporation's competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation's markets during 2010 and the first three months of 2011, the Corporation's increased efforts to expand its deposit relationships with existing customers, the Corporation's financial strength and a general trend in customers holding more liquid assets, resulted in the Corporation experiencing a significant increase in customer deposits during 2010 and the first three months of 2011. Total deposits increased $215 million, excluding deposits acquired in the OAK transaction, during the twelve months ended March 31, 2011, while during the same time frame, the Corporation experienced a decrease in the average cost of its deposits.

Borrowed Funds

Short-term borrowings, comprised of securities sold under agreements to repurchase with customers, were $286.2 million at March 31, 2011, compared to $242.7 million at December 31, 2010 and $237.7 million at March 31, 2010. Securities sold under agreements to repurchase are funds deposited by customers that are secured by investment securities that are owned by Chemical Bank, as these deposits are not covered by FDIC insurance. These funds have been a stable source of liquidity for Chemical Bank, much like its core deposit base. The increase of $48.5 million in securities sold under agreements to repurchase for the twelve-month period ended March 31, 2011, was primarily due to a seasonal increase attributable to municipal customers. The Corporation's securities sold under agreements to repurchase do not qualify as sales for accounting purposes.

FHLB advances are comprised of borrowings from the FHLB that have original maturities of greater than one year. FHLB advances totaled $72.9 million at March 31, 2011, compared to $74.1 million at December 31, 2010 and $80.0 million at March 31, 2010. On April 30, 2010, the Corporation acquired $35.9 million of FHLB advances in conjunction with the OAK acquisition, of which $22.9 million were outstanding at March 31, 2011. FHLB advances are secured under a blanket security agreement of real estate residential first lien loans with an aggregate book value equal to at least 155% of the advances. At March 31, 2011, the carrying value of real estate residential first lien loans eligible for collateral under the blanket security agreement was $750 million.

The scheduled principal reductions on FHLB advances outstanding at March 31, 2011, including amortization of the unamortized fair value premium of $0.9 million attributable to the OAK acquisition, were as follows (in thousands):
2011	$29,797
2012	8,767
2013	28,025
2014	5,734
2015	531
Total	$72,854

At March 31, 2011, the Corporation's additional borrowing availability through the FHLB, based on the amount of FHLB stock owned by the Corporation and subject to the FHLB's credit requirements and policies, was $300 million. At March 31, 2011, the Corporation had agreements in place to obtain up to $28 million in additional liquidity through borrowings from the Federal Reserve Bank's discount window at the Corporation's discretion.

Credit Related Commitments

The Corporation has credit related commitments that may impact liquidity. The following schedule summarizes the Corporation's loan commitments and expected expiration dates by period at March 31, 2011. Since many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit	$430,490	$72,942	$70,669	$53,567	$627,668
Loan commitments	104,240	-	-	-	104,240
Standby letters of credit	40,139	3,936	3,784	10	47,869
Total commitments	$574,869	$76,878	$74,453	$53,577	$779,777

Capital

Total shareholders' equity was $563.7 million at March 31, 2011, compared to $560.1 million at December 31, 2010 and $472.3 million at March 31, 2010. The significant increase in shareholders' equity from March 31, 2010 was attributable to the issuance of approximately 3.5 million shares of common stock related to the OAK acquisition on April 30, 2010, which increased shareholders' equity by $83.7 million. Total shareholders' equity as a percentage of total assets was 10.6% as of March 31, 2011, compared to 10.7% at December 31, 2010 and 11.0% at March 31, 2010. Tangible shareholders' equity as a percentage of total assets was 8.5% at March 31, 2011, compared to 8.6% at December 31, 2010 and 9.5% at March 31, 2010.

The Corporation and Chemical Bank continue to maintain strong capital positions which significantly exceeded the minimum levels prescribed by the Federal Reserve at March 31, 2011, as shown in the following schedule:
	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Actual Ratio:
Chemical Financial Corporation	8.4%	11.7%	13.0%
Chemical Bank	8.2	11.5	12.8
Minimum required for capital adequacy purposes	4.0	4.0	8.0

On April 18, 2011, the shareholders of the Corporation approved an amendment to the restated articles of incorporation to increase the number of authorized shares of common stock from 30,000,000 to 45,000,000.

Results of Operations

Net Interest Income

Interest income is the total amount earned on funds invested in loans, investment and other securities, federal funds sold and interest-bearing deposits with unaffiliated banks and others. Interest expense is the amount of interest paid on interest-bearing checking and savings accounts, time deposits, short-term borrowings and FHLB advances. Net interest income, on a fully taxable equivalent (FTE) basis, is the difference between interest income and interest expense adjusted for the tax benefit on tax-exempt commercial loans and investment securities. Net interest margin is calculated by dividing net interest income (FTE) by average interest-earning assets, annualized as applicable. Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Because noninterest-bearing sources of funds, or free funds (principally demand deposits and shareholders' equity), also support earning assets, the net interest margin exceeds the net interest spread.

Net interest income (FTE) was $46.5 million in the first quarter of 2011, compared to $37.3 million in the first quarter of 2010 and $47.1 million in the fourth quarter of 2010. The increase in net interest income (FTE), compared to the first quarter of 2010, was primarily attributable to the acquisition of OAK on April 30, 2010, while the decrease in net interest income (FTE), compared to the fourth quarter of 2010, was primarily attributable to two fewer days in the first quarter of 2011 compared to the fourth quarter of 2010, over which net interest income was calculated.

The presentation of net interest income on an FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $1.3 million, $1.2 million and $1.0 million for the three months ended March 31, 2011, December 31, 2010 and March 31, 2010, respectively. These adjustments were computed using a 35% federal income tax rate.

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

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 3.25% at the end of 2008 and has remained at this historically low rate through March 31, 2011.

Net interest income (FTE) of $46.5 million in the first quarter of 2011 was $9.2 million, or 24.6%, higher than net interest income (FTE) of $37.3 million in the first quarter of 2010. The increase was due to an increase in the average volume of interest-earning assets that was partially offset by an increase in the volume of interest-bearing liabilities. The increases were primarily attributable to the acquisition of OAK on April 30, 2010. The average volume of interest-earning assets in the first quarter of 2011 increased $911.9 million, or 22.5%, compared to the first quarter of 2010. The average volume of interest-bearing liabilities in the first quarter of 2011 increased $718.0 million, or 22.3%, compared to the first quarter of 2010. Net interest margin was 3.78% in the first quarter of 2011, compared to 3.72% in the first quarter of 2010. The average yield on interest-earning assets decreased 21 basis points to 4.48% in the first quarter of 2011, from 4.69% in the first quarter of 2010, with the decline partially attributable to the Corporation's decision to maintain a higher level of liquidity during the three months ended March 31, 2011. The Corporation's average cash deposits held at the Federal Reserve Bank of Chicago (FRB) during the first quarter of 2011 were $499 million, compared to $306 million during the first quarter of 2010. These cash deposits earned an interest rate of 25 basis points. The average cost of interest-bearing liabilities decreased 35 basis points to 0.87% in the first quarter of 2011, from 1.22% in the first quarter of 2010. The decrease in the cost of interest-bearing liabilities was attributable primarily to the lag effect of declines in market interest rates beginning in 2008 and the Corporation utilizing its excess liquidity to pay-off maturing higher-rate FHLB advances.

Net interest income (FTE) of $46.5 million in the first quarter of 2011 was $0.6 million, or 1.3%, lower than net interest income (FTE) of $47.1 million in the fourth quarter of 2010, with the decrease primarily attributable to two fewer days in the first quarter of 2011 compared to the fourth quarter of 2010, over which net interest income was calculated. The average volume of interest-earning assets and interest-bearing liabilities in the first quarter of 2011 was relatively flat, compared to the fourth quarter of 2010. Net interest margin was 3.78% in the first quarter of 2011, compared to 3.79% in the fourth quarter of 2010. The average yield on interest-earning assets decreased 6 basis points to 4.48% in the first quarter of 2011, from 4.54% in the fourth quarter of 2010. The average cost of interest-bearing liabilities decreased 8 basis points to 0.87% in the first quarter of 2011 from 0.95% in the fourth quarter of 2010. The decrease in the yield on interest-earning assets was primarily attributable to the continued historic low interest rate environment, while the decrease in the cost of interest-bearing liabilities was primarily attributable to reductions in higher-cost wholesale funding sources.

The Corporation's balance sheet has historically been liability sensitive, meaning that interest-bearing liabilities have generally repriced more quickly than interest-earning assets. Therefore, the Corporation's net interest margin has historically increased in sustained periods of declining interest rates and decreased in sustained periods of increasing interest rates. However, during 2009 and 2010, the Corporation became more asset sensitive as it increased its holdings of variable rate investment securities and cash deposits at the FRB to lessen the impact on net interest income and net interest margin of rising interest rates. At March 31, 2011, approximately 42% of the Corporation's investment securities were variable rate compared to 44% at December 31, 2010 and 43% at March 31, 2010. In addition, the percentage of variable rate loans in the Corporation's loan portfolio increased in 2010 due primarily to the acquisition of OAK. At March 31, 2011, approximately 28% of the Corporation's loans were at variable interest rates, compared to 28% and 20% at December 31, 2010 and March 31, 2010, respectively.

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

The following schedule presents the average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on an FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the three months ended March 31, 2011 and 2010.

Average Balances, Tax Equivalent Interest and Effective Yields and Rates* (Dollars in thousands)
	Three Months Ended March 31,
	2011			2010
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
Assets
Interest-Earning Assets:
Loans**	$3,687,277	$49,979	5.48%	$2,991,410	$42,168	5.70%
Taxable investment securities	574,507	2,324	1.62	609,572	3,124	2.05
Tax-exempt investment securities	170,244	2,246	5.28	105,352	1,486	5.64
Other securities	27,133	123	1.84	22,128	82	1.50
Federal funds sold and interest- bearing deposits with unaffiliated banks and others	504,223	309	0.25	322,978	216	0.27
Total interest-earning assets	4,963,384	54,981	4.48	4,051,440	47,076	4.69
Less: Allowance for loan losses	92,388			84,126
Other Assets:
Cash and cash due from banks	112,219			92,862
Premises and equipment	65,535			53,947
Interest receivable and other assets	253,808			166,181
Total Assets	$5,302,558			$4,280,304

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$ 860,964	$ 418	0.20%	$ 638,771	$ 389	0.25%
Savings deposits	1,147,524	685	0.24	980,876	1,031	0.43
Time deposits	1,589,651	6,775	1.73	1,280,071	7,280	2.31
Short-term borrowings	270,760	150	0.22	238,598	160	0.27
FHLB advances	73,507	442	2.44	86,111	874	4.12
Total interest-bearing liabilities	3,942,406	8,470	0.87	3,224,427	9,734	1.22
Noninterest-bearing deposits	764,635			552,111
Total deposits and borrowed funds	4,707,041			3,776,538
Interest payable and other liabilities	34,856			29,488
Shareholders' equity	560,661			474,278
Total Liabilities and Shareholders' Equity	$5,302,558			$4,280,304

Net Interest Spread (Average yield earned minus average rate paid)			3.61%			3.47%
Net Interest Income (FTE)		$46,511			$37,342
Net Interest Margin (Net Interest Income (FTE) divided by total average interest-earning assets)			3.78%			3.72%

*	Taxable equivalent basis using a federal income tax rate of 35%.
**	Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

The following schedule allocates the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities and changes in average interest rates earned and paid.

Volume and Rate Variance Analysis* (In Thousands)
	Three Months Ended March 31, 2011 Compared to 2010
	Increase (Decrease) Due to Changes in
	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)
Changes in Interest Income on Interest-Earning Assets:
Loans	$ 9,472	$ (1,661)	$ 7,811
Taxable investment/other securities	(152)	(607)	(759)
Tax-exempt investment securities	862	(102)	760
Federal funds sold and interest-bearing deposits with unaffiliated banks and others	111	(18)	93
Total change in interest income on interest-earning assets	10,293	(2,388)	7,905
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	102	(73)	29
Savings deposits	125	(471)	(346)
Time deposits	1,409	(1,914)	(505)
Short-term borrowings	19	(29)	(10)
FHLB advances	(114)	(318)	(432)
Total change in interest expense on interest-bearing liabilities	1,541	(2,805)	(1,264)
Total Change in Net Interest Income (FTE)	$ 8,752	$ 417	$ 9,169

*	Taxable equivalent basis using a federal income tax rate of 35%.
**

The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses (provision) is an increase to the allowance to provide for probable losses inherent in the originated loan portfolio and for impairment of pools of acquired loans that results from the Corporation experiencing a decrease in cash flows of acquired loans compared to expected cash flows estimated at the acquisition date. The level of the provision reflects management's assessment of the adequacy of the allowance. The Corporation did not recognize any provision related to the acquired portfolio during the three months ended March, 31, 2011 as there have been no significant changes in expected cash flows compared to cash flows estimated at the date of acquisition.

The provision was $7.5 million in the first quarter of 2011, compared to $10.3 million in the fourth quarter of 2010 and $14.0 million in the first quarter of 2010. The Corporation experienced net loan charge-offs of originated loans of $7.4 million in the first quarter of 2011, compared to $10.3 million in the fourth quarter of 2010 and $10.7 million in the first quarter of 2010. Net loan charge-offs of originated loans as a percentage of average loans were 0.80% (annualized) in the first quarter of 2011, compared to 1.07% in the fourth quarter of 2010 and 1.43% in the first quarter of 2010. The level of net loan charge-offs reflects the general deterioration in credit quality across the loan portfolio. Net loan charge-offs of commercial, real estate commercial and real estate construction and land development loans totaled $5.6 million in the first quarter of 2011, compared to $7.4 million in the fourth quarter of 2010 and $3.8 million in the first quarter of 2010 and represented 76% of total net loan charge-offs during the first quarter of 2011, compared to 72% during the fourth quarter of 2010 and 35% during the first quarter of 2010. The commercial loan portfolio's net loan charge-offs in 2010 and the first quarter of 2011 were not concentrated in any one industry or borrower. Net loan charge-offs of residential real estate and consumer loans totaled $1.7 million in the first quarter of 2011, compared to $2.9 million in the fourth quarter of 2010 and $6.9 million in the first quarter of 2010.

The Corporation's provision of $7.5 million in first quarter of 2011 approximated net loan charge-offs for the quarter, although was $2.8 million lower than the provision in the fourth quarter of 2010 of $10.3 million. The level of the provision in the first quarter of 2011 was reflective of the credit quality of the originated portfolio that included lower net loan charge-offs, modest decreases in nonperforming loans and no significant changes in risk grade categories of the commercial loan portfolio. The decrease in net loan charge-offs in the first quarter of 2011, compared to the fourth quarter of 2010, was attributable to the stabilization in overall credit quality of the Corporation's loan portfolio. It is management's belief that the overall credit quality of the Corporation's loan portfolio during the three months ended March 31, 2011 is impacted by the economic environment in the State of Michigan, with the state unemployment rate at 10.3% at March 31, 2011, compared to 11.1% at December 31, 2010. The Corporation's originated loan portfolio has no concentration in the automotive sector and management has identified its direct exposure to this industry as not material, although the economic impact of the depressed automotive sector has affected the general economy within Michigan since 2009.

Noninterest Income

Noninterest income was $10.8 million for the three months ended March 31, 2011. Noninterest income of $10.8 million in the first quarter of 2011 decreased $0.1 million compared to $10.9 million in the fourth quarter of 2010 and increased $1.4 million, or 14%, compared to $9.4 million in the first quarter of 2010. The following includes the major components of noninterest income during the three months ended March 31, 2011 and 2010.
	Three Months Ended March 31,
	2011	2010
	(In thousands)
Service charges on deposit accounts	$ 4,096	$ 4,391
Wealth management revenue	2,766	2,292
Electronic banking fees	1,607	1,063
Mortgage banking revenue	1,064	718
Other fees for customer services	769	678
Insurance commissions	282	267
Other	188	31
Total Noninterest Income	$ 10,772	$ 9,440

Service charges on deposit accounts of $4.1 million in the first quarter of 2011 declined $0.3 million, or 6.7%, compared to $4.4 million in the first quarter of 2010. The reduction during the first quarter of 2011, compared to the first quarter of 2010, was primarily attributable to the impact of changes in regulatory requirements regarding the processing of certain electronic ATM and debit card transactions, that was partially offset by increased service charges attributable to the acquisition of OAK. Service charges on deposit accounts of $4.1 million in the first quarter of 2011 decreased $0.3 million, or 6.8%, compared to $4.4 million in the fourth quarter of 2010, in part due to fewer days in the first quarter of 2011.

Wealth management revenue of $2.8 million in the first quarter of 2011 increased $0.5 million, or 21%, compared to $2.3 million in the first quarter of 2010, due primarily to increases in assets under management resulting from gains in the equity markets and increases in sales of mutual funds, annuity products and marketable securities through the Corporation's Chemical Financial Advisors program. Wealth management revenue of $2.8 million in the first quarter of 2011 increased $0.1 million, or 3.7%, compared to $2.7 million in the fourth quarter of 2010.

Electronic banking fees of $1.6 million in the first quarter of 2011 increased $0.5 million, or 51%, compared to $1.1 million in the first quarter of 2010, due primarily to increased customer debit card activity resulting in part from the acquisition of OAK. Electronic banking fees of $1.6 million in the first quarter of 2011 increased $0.1 million, or 6.7%, compared to $1.5 million in the fourth quarter of 2010.

Mortgage banking revenue of $1.1 million in the first quarter of 2011 increased $0.4 million, or 48%, compared to $0.7 million in the first quarter of 2010 due to higher average gains on loans sold in the secondary market, as well as an increase in the volume of loans sold. The Corporation sold $69 million of real estate residential loans in the secondary mortgage market during the first quarter of 2011, compared to $48 million during the first quarter of 2010. At March 31, 2011, the Corporation was servicing $914 million of real estate residential loans that had been originated by the Corporation in its market areas and subsequently sold in the secondary mortgage market compared to $892 million at December 31, 2010 and $770 million at March 31, 2010.

Operating Expenses

Total operating expenses were $35.4 million in the three months ended March 31, 2011. Operating expenses of $35.4 million in the first quarter of 2011 declined $1.3 million, or 3.5%, compared to $36.7 million in the fourth quarter of 2010 and increased $6.2 million, or 21%, compared to $29.2 million in the first quarter of 2010. The increase in the first quarter of 2011, compared to the first quarter of 2010, was primarily due to the acquisition of OAK. The following includes the major categories of operating expenses during the three months ended March 31, 2011 and 2010.
	Three Months Ended March 31,
	2011	2010
	(In thousands)
Salaries and wages	$14,949	$11,570
Employee benefits	3,376	2,937
Occupancy	3,338	2,837
Equipment and software	2,722	2,714
FDIC insurance premiums	1,769	1,488
Outside processing / service fees	1,668	950
Professional fees	1,259	1,417
Loan collection costs	1,128	1,121
Other real estate and repossessed asset expenses	964	622
Postage and courier	822	782
Advertising and marketing	514	474
Intangible asset amortization	511	148
Telephone	441	381
Supplies	406	363
Other	1,522	1,385
Total Operating Expenses	$35,389	$29,189

Salaries and wages of $14.9 million in the first quarter of 2011 increased $3.3 million, or 29%, compared to $11.6 million in the first quarter of 2010, with the increase primarily due to additional employees related to the OAK acquisition. Employee benefits of $3.4 million in the first quarter of 2011 increased $0.5 million, or 15%, compared to $2.9 million in the first quarter of 2010, with the increases due to the OAK acquisition. Combined salaries and wages and employee benefits of $18.3 million in the first quarter of 2011 decreased $0.5 million compared to $18.8 million in the fourth quarter of 2010 due primarily to a reduction in incentive compensation.

Occupancy expense of $3.3 million in the first quarter of 2011 increased $0.5 million, or 18%, compared to $2.8 million in the first quarter of 2010 primarily due to the acquisition of OAK, which increased the Corporation's branch network by thirteen branches at the acquisition date.

FDIC insurance premiums of $1.8 million in the first quarter of 2011 increased $0.3 million, or 19%, compared to $1.5 million in the first quarter of 2010, with the increase due to a higher assessment base in 2011, compared to 2010, due primarily to the OAK acquisition. FDIC insurance premiums of $1.8 million in the first quarter of 2011 decreased $0.2 million compared to $2.0 million in the fourth quarter of 2010 due to the elimination of the FDIC's separate assessment for noninterest-bearing transaction accounts. In February 2011, the FDIC adopted a rule which changes the assessment base and generally reduces the assessment rates effective April 1, 2011. As a result, the Corporation's FDIC insurance premiums are expected to be lower beginning in the second quarter of 2011.

Outside processing/service fees of $1.7 million in the first quarter of 2011 increased $0.7 million, or 76%, compared to $1.0 million in the first quarter of 2010 due primarily to the acquisition of OAK and the Corporation's implementation of technology initiatives in 2011.

Other real estate and repossessed asset (ORE) expenses of $1.0 million in the first quarter of 2011 increased $0.4 million, or 55%, compared to $0.6 million in the first quarter of 2010 due primarily to higher write-downs of ORE properties to fair value and lower net gains (which are netted against ORE losses and expenses) from the disposition of ORE properties. ORE expenses of $1.0 million in the first quarter of 2011 decreased $0.5 million, or 33%, compared to $1.5 million in the fourth quarter of 2010 due primarily to lower write-downs of ORE properties to fair value. Write-downs of ORE properties to fair value were $0.6 million in the first quarter of 2011, compared to $0.4 million in the first quarter of 2010 and $1.3 million in the fourth quarter of 2010.

Income Tax Expense

The Corporation's effective federal income tax rate was 29.8% in the first quarter of 2011, compared to 13.3% in the first quarter of 2010. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate is primarily a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense, nondeductible acquisition expenses and other nondeductible expenses relative to pre-tax net income and tax credits. The Corporation's effective tax rate increased in the first quarter of 2011 compared to the first quarter of 2010 due primarily to increased pre-tax income.

The Corporation records income tax expense for interim periods based on its best estimate of the effective income tax rate expected to be applicable for the full year. However, when a reliable estimate for the full year cannot be made, the Corporation utilizes the actual effective income tax rate on a year-to-date basis. The Corporation recorded income tax expense for the three-month period ended March 31, 2011 using its best estimate of the effective income tax rate expected for the full year and applied that rate on a year-to-date basis. At March 31, 2010, the Corporation could not reliably estimate the actual effective annual tax rate, and therefore, the Corporation recorded income tax expense for the three-month period ended March 31, 2010 at the actual effective tax rate for this period rather than at an estimate of the annual effective tax rate.

Liquidity Risk

Liquidity risk is the possibility of the Corporation being unable to meet current and future financial obligations in a timely manner and the adverse impact on net interest income if the Corporation was unable to meet its funding requirements at a reasonable cost.

Liquidity is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The Corporation's largest sources of liquidity on a consolidated basis are the deposit base that comes from consumer, business and municipal customers within the Corporation's local markets, principal payments on loans, cash held at the FRB, unpledged investment securities available-for-sale and federal funds sold. Total deposits increased $51 million, or 1.2%, during the three months ended March 31, 2011. The Corporation's loan-to-deposit ratio decreased to 84.0% at March 31, 2011 from 85.0% and 86.0% at December 31, 2010 and March 31, 2010, respectively. At March 31, 2011, the Corporation had $520 million of cash deposits held at the FRB that were not invested in federal funds sold due to the low interest rate environment. In addition, at March 31, 2011, the Corporation had $131 million of unpledged investment securities available-for-sale. The Corporation also has available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.

Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB that are generally secured by real estate residential first lien loans. The Corporation considers advances from the FHLB as its primary wholesale source of liquidity. FHLB advances decreased $1.3 million during the three months ended March 31, 2011 to $72.9 million. The Corporation's additional borrowing availability from the FHLB, based on its FHLB capital stock and subject to certain requirements, was $300 million at March 31, 2011. Chemical Bank can also borrow from the FRB's discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At March 31, 2011, Chemical Bank maintained an unused borrowing capacity of $30 million with the FRB's discount window based upon pledged collateral as of that date, although it is management's opinion that this borrowing capacity could be expanded, if deemed necessary, as Chemical Bank has a significant amount of additional assets that could be used as collateral at the FRB's discount window.

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

Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. During the first quarter of 2011, Chemical Bank paid $5.5 million in cash dividends to the Corporation, and the Corporation paid cash dividends to shareholders of $5.5 million. At March 31, 2011, the Corporation maintained $5.4 million of cash which it held in a deposit account at Chemical Bank. During 2010, Chemical Bank paid $21.3 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $21.2 million. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to the Corporation's shareholders. Over the long term, cash dividends to shareholders are dependent upon earnings, as well as capital requirements, regulatory restraints and other factors affecting Chemical Bank.

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

The Corporation's interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast (base case). At March 31, 2011, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. These projections were based on the Corporation's assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and real estate residential and consumer loans. The ALCO regularly monitors the Corporation's forecasted net interest income sensitivity to ensure that it remains within established limits.

A summary of the Corporation's interest rate sensitivity at March 31, 2011 follows:
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200
Percent change in net interest income vs. constant rates	(5.3)%	(2.7)%	-	1.7%	2.3%

At March 31, 2011, the Corporation's model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.7% and 2.3%, respectively, relative to the base case over the next 12-month period, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.7% and 5.3%, respectively, relative to the base case over the next 12-month period. The likelihood of a decrease in interest rates beyond 100 basis points at March 31, 2011 was considered to be unlikely given prevailing interest rate levels.

The Corporation's mix of interest-earning assets and interest-bearing liabilities has historically resulted in its interest rate position being liability sensitive. The Corporation modestly adjusted its liability sensitive position by significantly increasing the amount of variable rate investment securities in its investment securities portfolio in 2010. Variable rate investment securities at March 31, 2011 of $315 million comprised 42% of total investment securities at that date, compared to $325 million, or 44% of total investment securities, at December 31, 2010 and $295 million, or 43% of total investment securities, at March 31, 2010. In addition, the proportion of variable rate loans in the Corporation's loan portfolio increased during the twelve months ended March 31, 2011 due primarily to the acquisition of OAK. The Corporation's percentage of loans at variable interest rates were approximately 28% at both March 31, 2011 and December 31, 2010, compared to 20% at March 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information concerning quantitative and qualitative disclosures about market risk is contained in the discussion regarding interest rate risk and sensitivity under the captions "Liquidity Risk" and "Market Risk" herein and in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2010.

The Corporation does not believe that there has been a material change in the nature or categories of the Corporation's primary market risk exposure, or the particular markets that present the primary risk of loss to the Corporation. As of the date of this report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Corporation manages its primary market risk exposure, as described in the sections of its Annual Report on Form 10-K for the year ended December 31, 2010, have not changed materially during the current year. As of the date of this report, the Corporation does not expect to make material changes in those methods in the near term. The Corporation may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

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

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part II.  Other Information
Item 1A.	Risk Factors

Information concerning risk factors is contained in the discussion in Item 1A, "Risk Factors," in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2010. As of the date of this report, the Corporation does not believe that there has been a material change in the nature or categories of the Corporation's risk factors, as compared to the information disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.	Exhibits

          Exhibits.  The following exhibits are filed as part of this report on Form 10-Q:
Exhibit Number	Document

3.1	Restated Articles of Incorporation.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the registrant's Current Report on Form 8-K dated January 20, 2009, filed with the SEC on January 23, 2009. Here incorporated by reference.

4.1	Restated Articles of Incorporation. Exhibit 3.1 is here incorporated by reference.

4.2	Bylaws. Exhibit 3.2 is here incorporated by reference.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. §1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CHEMICAL FINANCIAL CORPORATION

Date: May 5, 2011	By: /s/ David B. Ramaker
David B. Ramaker Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: May 5, 2011	By: /s/ Lori A. Gwizdala
Lori A. Gwizdala Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibits.  The following exhibits are filed as part of this report on Form 10-Q:
Exhibit Number	Document

3.1	Restated Articles of Incorporation.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the registrant's Current Report on Form 8-K dated January 20, 2009, filed with the SEC on January 23, 2009. Here incorporated by reference.

4.1	Restated Articles of Incorporation. Exhibit 3.1 is here incorporated by reference.

4.2	Bylaws. Exhibit 3.2 is here incorporated by reference.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. §1350.