Form 10-Q
period 2011-06-30
CHEMICAL FINANCIAL CORP
filed 2011-08-03
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________
Commission File Number: 000-08185
CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2022454 (I.R.S. Employer Identification No.)

235 E. Main Street Midland, Michigan (Address of Principal Executive Offices)	48640 (Zip Code)
(989) 839-5350
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of shares outstanding of the registrant’s Common Stock, $1 par value, as of July 22, 2011, was 27,456,907 shares.

INDEX
Chemical Financial Corporation
Form 10-Q
Index to Form 10-Q

		Page

Forward-Looking Statements		3

Part I.	Financial Information

Item 1.	Financial Statements (unaudited, except Consolidated
	Statement of Financial Position as of December 31, 2010)	4

	Consolidated Statements of Financial Position as of June 30, 2011, December 31, 2010 and June 30, 2010	4

	Consolidated Statements of Income for the Three and Six Months Ended
	June 30, 2011 and June 30, 2010	5

	Consolidated Statements of Changes in Shareholders’ Equity for the Six Months
	Ended June 30, 2011 and June 30, 2010	6

	Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 2011 and June 30, 2010	7

	Notes to Consolidated Financial Statements (unaudited)	8-44

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45-72

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	73

Item 4.	Controls and Procedures	73

Part II.	Other Information

Item 1A.	Risk Factors	74

Item 6.	Exhibits	75

Signatures		76

Exhibit Index		77
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Forward-Looking Statements
This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and Chemical Financial Corporation (Chemical). Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “judgment,” “plans,” “predicts,” “projects,” “should,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to real estate valuation, future levels of nonperforming loans, the rate of asset dispositions, future capital levels, future dividends, future growth and funding sources, future liquidity levels, future profitability levels, future deposit insurance premiums, the effects on earnings of future changes in interest rates, the future level of other revenue sources, future economic trends, future initiatives to expand Chemical’s market share, and future opportunities for acquisitions. All statements referencing future time periods are forward-looking. Management’s determination of the provision and allowance for loan losses; the carrying value of acquired loans, goodwill and mortgage servicing rights; the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment); and management’s assumptions concerning pension and other postretirement benefit plans involve judgments that are inherently forward-looking. There can be no assurance that future loan losses will be limited to the amounts estimated. All of the information concerning interest rate sensitivity is forward-looking. The future effect of changes in the financial and credit markets and the national and regional economy on the banking industry, generally, and on Chemical, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Chemical undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.
Risk factors include, but are not limited to, the risk factors described in Item 1A of Chemical’s Annual Report on Form 10-K for the year ended December 31, 2010. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I. Financial Information

Item 1.	Financial Statements
Chemical Financial Corporation
Consolidated Statements of Financial Position

	June 30,	December 31,	June 30,
	2011	2010	2010
	(Unaudited)		(Unaudited)
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$129,209	$91,403	$126,741
Interest-bearing deposits with unaffiliated banks and others	271,070	444,762	270,217

Total cash and cash equivalents	400,279	536,165	396,958
Investment securities:
Trading securities, at fair value	—	—	1,389
Available-for-sale at fair value	612,466	578,610	644,550
Held-to-maturity (fair value — $187,595 at June 30, 2011, $159,188 at December 31, 2010 and $159,715 at June 30, 2010)	190,029	165,400	165,296

Total investment securities	802,495	744,010	811,235
Other securities	25,572	27,133	27,448
Loans held for sale	6,874	20,479	10,871
Loans	3,748,010	3,681,662	3,647,961
Allowance for loan losses	(89,733)	(89,530)	(89,502)

Net loans	3,658,277	3,592,132	3,558,459
Premises and equipment (net of accumulated depreciation of $84,731 at June 30, 2011, $80,792 at December 31, 2010 and $76,764 at June 30, 2010)	65,252	65,961	68,611
Goodwill	113,414	113,414	109,149
Other intangible assets	12,327	13,521	15,023
Interest receivable and other assets	119,568	133,394	122,762

Total Assets	$5,204,058	$5,246,209	$5,120,516

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$813,863	$753,553	$680,751
Interest-bearing	3,437,113	3,578,212	3,518,431

Total deposits	4,250,976	4,331,765	4,199,182
Interest payable and other liabilities	33,919	37,533	36,378
Short-term borrowings	276,600	242,703	242,271
Federal Home Loan Bank (FHLB) advances	71,928	74,130	86,635

Total liabilities	4,633,423	4,686,131	4,564,466
Shareholders’ equity:
Preferred stock, no par value:
Authorized — 200,000 shares, none issued	—	—	—
Common stock, $1 par value per share:
Authorized — 45,000,000 shares at June 30, 2011 and 30,000,000 at both December 31, 2010 and June 30, 2010; issued and outstanding — 27,456,907 shares at June 30, 2011, 27,440,006 shares at December 31, 2010 and 27,434,027 shares at June 30, 2010	27,457	27,440	27,434
Additional paid-in capital	430,134	429,511	429,021
Retained earnings	126,477	117,238	111,804
Accumulated other comprehensive loss	(13,433)	(14,111)	(12,209)

Total shareholders’ equity	570,635	560,078	556,050

Total Liabilities and Shareholders’ Equity	$5,204,058	$5,246,209	$5,120,516

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$49,172	$48,278	$98,612	$89,996
Interest on investment securities:
Taxable	2,225	2,964	4,549	6,088
Tax-exempt	1,393	1,221	2,872	2,203
Dividends on other securities	368	295	491	377
Interest on deposits with unaffiliated banks and others	281	204	590	420

Total interest income	53,439	52,962	107,114	99,084

Interest Expense
Interest on deposits	7,551	9,202	15,429	17,902
Interest on short-term borrowings	151	161	301	321
Interest on FHLB advances	443	708	885	1,582

Total interest expense	8,145	10,071	16,615	19,805

Net Interest Income	45,294	42,891	90,499	79,279
Provision for loan losses	7,000	12,700	14,500	26,700

Net interest income after provision for loan losses	38,294	30,191	75,999	52,579

Noninterest Income
Service charges on deposit accounts	4,628	5,091	8,724	9,482
Wealth management revenue	3,026	2,603	5,792	4,895
Other charges and fees for customer services	2,728	2,333	5,386	4,341
Mortgage banking revenue	499	915	1,563	1,633
Other	21	58	209	89

Total noninterest income	10,902	11,000	21,674	20,440

Operating Expenses
Salaries, wages and employee benefits	18,068	17,214	36,393	31,721
Occupancy	3,099	2,734	6,437	5,571
Equipment and software	3,110	3,698	5,832	6,412
Other	9,136	11,004	20,140	20,135

Total operating expenses	33,413	34,650	68,802	63,839

Income before income taxes	15,783	6,541	28,871	9,180
Federal income tax expense	4,750	2,150	8,650	2,500

Net Income	$11,033	$4,391	$20,221	$6,680

Net Income Per Common Share:
Basic	$0.40	$0.17	$0.74	$0.27
Diluted	0.40	0.17	0.74	0.27
Cash Dividends Declared Per Common Share	0.20	0.20	0.40	0.40
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
	(In thousands, except per share data)
Balances at January 1, 2010	$23,891	$347,676	$115,391	$(12,647)	$474,311
Comprehensive income:
Net income			6,680
Other:
Net unrealized gains on investment securities—available-for-sale, net of tax expense of $207				384
Adjustment for pension and other postretirement benefits, net of tax expense of $29				54
Comprehensive income					7,118
Shares issued — stock options	1	41			42
Shares and stock options issued in the acquisition of O.A.K. Financial Corporation	3,530	80,167			83,697
Cash dividends declared of $0.40 per share			(10,267)		(10,267)
Shares issued — directors’ stock purchase plan	12	238			250
Share-based compensation		899			899

Balances at June 30, 2010	$27,434	$429,021	$111,804	$(12,209)	$556,050

Balances at January 1, 2011	$27,440	$429,511	$117,238	$(14,111)	$560,078
Comprehensive income:
Net income			20,221
Other:
Net unrealized gains on investment securities—available-for-sale, net of tax expense of $239				444
Adjustment for pension and other postretirement benefits, net of tax expense of $126				234
Comprehensive income					20,899
Cash dividends declared of $0.40 per share			(10,982)		(10,982)
Shares issued — directors’ stock plans	12	254			266
Share-based compensation	5	369			374

Balances at June 30, 2011	$27,457	$430,134	$126,477	$(13,433)	$570,635

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Cash Flows From Operating Activities:
Net income	$20,221	$6,680
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,500	26,700
Gains on sales of loans	(2,208)	(2,173)
Proceeds from sales of loans	101,586	104,831
Loans originated for sale	(85,773)	(103,842)
Proceeds from sale of trading securities	—	1,083
Net gains on sales of other real estate and repossessed assets	(703)	(915)
Net losses on disposal of premises and equipment and branch bank property	17	350
Depreciation of premises and equipment	4,076	3,667
Amortization of intangible assets	1,904	1,324
Net amortization of premiums and discounts on investment securities	1,713	1,208
Share-based compensation expense	374	899
Net decrease in interest receivable and other assets	10,477	4,531
Net increase (decrease) in interest payable and other liabilities	(3,166)	1,217

Net cash provided by operating activities	63,018	45,560

Cash Flows From Investing Activities:
Investment securities—available-for-sale:
Proceeds from maturities, calls and principal reductions	185,803	163,935
Purchases	(220,747)	(149,449)
Investment securities—held-to-maturity:
Proceeds from maturities, calls and principal reductions	30,763	21,510
Purchases	(55,334)	(55,552)
Other securities:
Proceeds from redemption	1,561	—
Net increase in loans	(86,502)	(52,817)
Proceeds from sales of other real estate and repossessed assets	8,767	9,585
Purchases of premises and equipment and branch bank property, net	(3,384)	(4,016)
Cash acquired, net of cash paid, in business combination	—	17,177

Net cash used in investing activities	(139,073)	(49,627)

Cash Flows From Financing Activities:
Net increase (decrease) in noninterest-bearing and interest-bearing demand deposits and savings accounts	(60,655)	110,549
Net decrease in time deposits	(20,134)	(22,733)
Net increase in securities sold under agreements to repurchase	33,897	1,703
Repayment of FHLB advances	(2,202)	(39,228)
Cash dividends paid	(10,982)	(10,267)
Proceeds from directors’ stock purchase plan and exercise of stock options	245	292

Net cash provided by (used in) financing activities	(59,831)	40,316

Net increase (decrease) in cash and cash equivalents	(135,886)	36,249
Cash and cash equivalents at beginning of period	536,165	360,709

Cash and Cash Equivalents at End of Period	$400,279	$396,958

Supplemental Disclosure of Cash Flow Information:
Interest paid	$17,015	$20,371
Federal income taxes paid (received)	(849)	3,900
Loans transferred to other real estate and repossessed assets	5,857	10,550
Business combination:
Fair value of tangible assets acquired (noncash)	—	753,671
Goodwill and identifiable intangible assets acquired	—	49,555
Liabilities assumed	—	736,706
Common stock issued	—	83,697
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
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
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments believed necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
Use of Estimates
Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, expected cash flows from acquired loans, fair value amounts related to business combinations, pension expense, income taxes, goodwill and those assets that require fair value measurement. Actual results could differ from these estimates.
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
See Note 2 for further information regarding the OAK acquisition.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
Originated Loans
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
Loans Acquired in a Business Combination
Loans acquired in a business combination (acquired loans) consist of loans acquired in the acquisition of OAK. Acquired loans were recorded at fair value, without a carryover of OAK’s associated allowance for loan losses related to these loans, through a fair value discount that was, in part, attributable to deterioration in credit quality. The fair value discount was recorded as a reduction of the acquired loans’ outstanding principal balances in the consolidated statement of financial position at the acquisition date.
Those loans that qualify under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30), are recorded at fair value at acquisition. The calculation of the fair value of the acquired loans entailed estimating the amount and timing of both principal and interest cash flows expected to be collected on such loans and then discounting those cash flows at market interest rates. The excess of a loan’s expected cash flows at the acquisition date over its estimated fair value is referred to as the “accretable yield,” which is recognized into interest income over the remaining life of the loan on a level-yield basis. The difference between a loan’s contractually required principal and interest payments at the acquisition date and the cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference,” which includes an estimate of future credit losses expected to be incurred over the life of the loan and interest payments that are not expected to be collected. The estimate of expected credit losses was determined based on due diligence performed by executive and senior officers of the Corporation, with assistance from third-party consultants. Decreases to the expected cash flows in subsequent periods will require the Corporation to record a provision for loan losses. Improvements in expected cash flows in subsequent periods will result in reversing a portion of the nonaccretable difference, which is then classified as part of the accretable yield and subsequently recognized into interest income over the remaining life of the loan.
The Corporation must make numerous assumptions, interpretations and judgments using internal and third-party credit quality information to determine whether it is probable that the Corporation will be able to collect all contractually required payments. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved. Evidence of credit quality deterioration as of the purchase date may include credit metrics such as past due and nonaccrual status, deterioration in borrower credit scores and negative changes to loan-to-value percentages.
Acquired loans with an outstanding principal balance of $105 million at the acquisition date were determined to be loans with deteriorated credit quality and, therefore, met the scope criteria set forth in ASC 310-30. Further, the

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
Corporation understands, as outlined in the American Institute of Certified Public Accountants’ open letter to the Office of the Chief Accountant of the Securities and Exchange Commission (SEC) dated December 18, 2009 and pending further standard setting, that for acquired loans that do not meet the scope criteria of ASC 310-30, a company may elect to account for such acquired loans pursuant to the provisions of either ASC 310-20, Nonrefundable Fees and Other Costs, or ASC 310-30. The Corporation elected to apply ASC 310-30 by analogy to acquired loans that were determined not to have deteriorated credit quality with an outstanding principal balance of $578 million at the acquisition date and will follow the accounting and disclosure guidance of ASC 310-30 for these loans. Accordingly, the Corporation applied ASC 310-30 to the entire loan portfolio acquired in the acquisition of OAK with an outstanding principal balance of $683 million at the acquisition date. None of the acquired loans were classified as debt securities.
ASC 310-30 allows investors to aggregate loans acquired into loan pools that have common risk characteristics and thereby use a composite interest rate and expectation of cash flows expected to be collected for the loan pools. Under the provisions of ASC 310-30, the Corporation aggregated acquired loans into 14 pools based upon common risk characteristics, including types of loans, commercial type loans with similar risk grades and whether loans were performing or nonperforming. A pool is considered a single unit of accounting for the purposes of applying the guidance as described above. A loan will be removed from a pool of acquired loans only if the loan is sold, foreclosed, paid off or written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and the cash, fair value of the collateral, or other assets received would not affect the effective yield used to recognize the accretable difference on the remaining pool. The Corporation estimated the cash flows expected to be collected over the life of the pools of loans at acquisition, and estimates quarterly thereafter, based on a set of assumptions including expectations as to default rates, prepayment rates and loss severities. In the event that the updated expected cash flows increase in a pool from those originally projected at acquisition date, the Corporation will adjust the accretable yield amount with a resulting change in the amount recognized in interest income in subsequent periods. In the event that the updated expected cash flows in a pool decrease from those originally projected at the acquisition date, the Corporation will consider that loan pool impaired, which results in the Corporation recording a charge to the provision for loan losses.
Loans Modified Under Troubled Debt Restructurings
Loans modified under troubled debt restructurings (TDRs) involve granting a concession to a borrower who is experiencing financial difficulty. Concessions generally include modifications to original loan terms, including changes to a loan’s payment schedule or interest rate, which generally would not otherwise be considered. The Corporation’s loans reported as TDRs continue to accrue interest at the loan’s effective interest rate. TDRs are reported as nonperforming TDRs until a six-month payment history of principal and interest payments, in accordance with the loan modification, is sustained, at which time the Corporation moves them to a performing TDR status.
The Corporation’s TDRs to commercial borrowers generally consist of allowing borrowers to defer scheduled principal payments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loan’s contractual term. The Corporation does not expect to incur a loss on these loans based on its assessment of the borrowers’ expected cash flows, and accordingly, no additional provision for loan losses has been recognized related to these loans. These loans are individually evaluated for impairment and transferred to nonaccrual status if it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the modified terms of the loan.
The Corporation’s real estate residential TDRs generally consist of reducing a borrower’s monthly payments by decreasing the interest rate charged on the loan for a specified period of time (generally 24 months). The Corporation recognizes additional provision for loan losses related to impairment on these loans based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. These loans are moved to nonaccrual status if they become 90 days past due as to principal or interest, or sooner if conditions warrant.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
Impaired Loans
A loan is defined to be impaired when it is probable that payment of principal and interest will not be made in accordance with the original contractual terms of the loan agreement. Impaired loans include all classes of nonaccrual loans, all reported TDRs and acquired loans that were not performing in accordance with original contractual terms. Impaired loans are carried at the present value of expected cash flows discounted at the loan’s effective interest rate or, if lower, at the estimated fair value of the collateral, if the loan is collateral dependent.
Nonperforming Loans
Nonperforming loans are comprised of originated loans for which the accrual of interest has been discontinued (nonaccrual loans), accruing loans contractually past due 90 days or more as to interest or principal payments and nonperforming TDRs.
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
The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the remainder of the originated loan portfolio, but that have not been specifically identified. The Corporation utilizes its own loss experience to estimate inherent losses on loans. Internal risk ratings are assigned to each commercial, real estate commercial, real estate construction and land development loan at the time of approval and are subject to subsequent periodic reviews by senior management. The Corporation performs a detailed credit quality review quarterly on all loans greater than $0.25 million that have deteriorated below certain levels of credit risk, and may allocate a specific portion of the allowance to such loans based upon this review. A portion of the allowance is allocated to the remaining loans by applying projected loss ratios, based on numerous factors. Projected loss ratios incorporate factors such as recent charge-off experience, trends with respect to adversely risk-rated commercial, real estate commercial, real estate construction and land development loans, trends with respect to past due and nonaccrual loans, changes in economic conditions and trends, changes in the value of underlying collateral and other credit risk factors. This evaluation involves a high degree of uncertainty.
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
The first element reflects the Corporation’s estimate of probable losses based upon the systematic review of individually impaired commercial, real estate commercial, real estate construction and land development loans in the originated loan portfolio. These estimates are based upon a number of objective factors, such as payment history, financial condition of the borrower and discounted collateral exposure. The Corporation measures the investment in an impaired loan based on one of three methods: the loan’s observable market price; the fair value of the collateral; or, the present value of expected future cash flows discounted at the loan’s effective interest rate. At June 30, 2011, loans in the commercial loan portfolio that were in nonaccrual status were valued based on the fair value of the collateral securing the loan, while TDRs in the commercial loan portfolio were valued based on the present value of

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
expected future cash flows discounted at the loan’s effective interest rate. It is the Corporation’s general policy to, at least annually, obtain new appraisals on impaired loans that are primarily secured by real estate. When the Corporation determines that the fair value of the collateral is less than the carrying value of an impaired loan on nonaccrual status and a portion is deemed not collectible, the portion of the impairment that is deemed not collectible is charged off (confirmed loss) and deducted from the allowance. The remaining carrying value of the impaired loan is classified as a nonperforming loan. When the Corporation determines that the fair value of the collateral is less than the carrying value of an impaired loan but believes it is probable it will recover this impairment, the Corporation establishes a valuation allowance for such impairment.
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
Acquired loans are aggregated into pools based upon common risk characteristics. An allowance may be recorded related to acquired loans, if an acquired loan pool experiences a decrease in expected cash flows as compared to those projected at the acquisition date. On a quarterly basis, the expected future cash flow of each pool is estimated based on various factors including changes in property values of collateral dependent loans, default rates, loss severities and prepayment speeds. Decreases in estimates of expected cash flows within a pool generally result in a charge to the provision for loan losses and a corresponding increase in the allowance allocated to acquired loans for the particular pool. Increases in estimates of expected cash flows within a pool generally result first in a reduction in the allowance allocated to acquired loans for the particular pool, and second in an adjustment to the accretable yield for the pool, which will increase amounts recognized in interest income in subsequent periods.
Various regulatory agencies, as an integral part of their examination process, periodically review the allowance. Such agencies may require additions to the allowance based on their judgment reflecting information available to them at the time of their examinations.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
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
The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Corporation to record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At June 30, 2011, December 31, 2010 and June 30, 2010, the Corporation had not elected the fair value option for any financial assets or liabilities.
Share-Based Compensation
The Corporation has granted stock options, stock awards and restricted stock performance units to certain executive and senior management employees. The Corporation accounts for share-based compensation expense using the modified-prospective transition method. Under that method, compensation expense is recognized for share-based awards granted after December 31, 2005, based on the estimated grant date fair value as computed using the Black-Scholes option pricing model and the probability of issuance for performance-based awards. The fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service period. The fair value of restricted stock performance units is recognized as compensation expense over the requisite performance period.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
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
Income tax positions are evaluated to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50% likely to be realized. Reserves for contingent tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of audits or examinations. The Corporation had no reserve for contingent income tax liabilities recorded at June 30, 2011, December 31, 2010 or June 30, 2010.
The tax periods open to examination by the Internal Revenue Service include the calendar years ended December 31, 2010, 2009, 2008 and 2007. The calendar years ended December 31, 2010, 2009 and 2008 are open to examination for the Corporation’s Michigan Business Tax and the calendar years ended December 31, 2007 and 2006 are open to examination for the Michigan Single Business Tax of the Corporation and certain subsidiaries of the Corporation.
Shareholders’ Equity
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
In January 2008, the board of directors of the Corporation authorized management to repurchase up to 500,000 shares of the Corporation’s common stock under a stock repurchase program. Since the January 2008 authorization, no shares have been repurchased. At June 30, 2011, there were 500,000 remaining shares available for repurchase under the Corporation’s stock repurchase programs.
Preferred Stock
On April 20, 2009, the shareholders of the Corporation authorized the board of directors of the Corporation to issue up to 200,000 shares of preferred stock in connection with either an acquisition by the Corporation of an entity that has shares of preferred stock issued and outstanding pursuant to any program established by the United States government or participation by the Corporation in any program established by the United States government. At June 30, 2011, no shares of preferred stock were issued and outstanding.
Common Stock
On April 18, 2011, the shareholders of the Corporation approved an amendment to the restated articles of incorporation to increase the number of authorized shares of common stock from 30,000,000 to 45,000,000.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
Legal Matters
The Corporation and Chemical Bank are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition or results of operations of the Corporation.
Pending Accounting Pronouncements
Determination of Troubled Debt Restructurings and Related Disclosures: In April 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (ASU 2011-02). ASU 2011-02 provides additional clarifying guidance for creditors in determining whether modifications to a receivable constitute a concession granted by the creditor; evaluating whether a restructuring results in a delay in payment that is insignificant; and determining whether a debtor is experiencing financial difficulties. ASU 2011-02 also establishes the effective date for certain disclosures about loans modified under troubled debt restructurings that had been delayed by the FASB’s issuance of ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. For public entities, ASU 2011-02 (including related disclosures) is effective for the first interim or annual period beginning on or after June 15, 2011, with early adoption permitted. The adoption of ASU 2011-02 is not expected to have a material impact on the Corporation’s consolidated financial condition or results of operations.
Transfers and Servicing of Financial Assets: In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (ASU 2011-03). ASU 2011-03 modifies current guidance by eliminating (i) from the assessment of effective control over transferred financial assets in connection with a repurchase agreement the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of the transferee’s default, and (ii) the condition requiring the transferor to have obtained sufficient collateral to demonstrate that ability. ASU 2011-03 is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The adoption of ASU 2011-03 is not expected to have a material impact on the Corporation’s consolidated financial condition or results of operations.
Fair Value Measurement and Disclosure Requirements: In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). The amended guidance of ASU 2011-04 (i) clarifies how a principal market is determined, (ii) establishes the valuation premise for the highest and best use of nonfinancial assets, (iii) addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, (iv) extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and (v) requires additional disclosures including transfers between Level 1 and Level 2 of the fair value hierarchy, quantitative and qualitative information and a description of an entity’s valuation process for Level 3 fair value measurements, and fair value hierarchy disclosures for financial instruments not measured at fair value. ASU 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The adoption of ASU 2011-04 is not expected to have a material impact on the Corporation’s consolidated financial condition or results of operations.
Presentation of Comprehensive Income: In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 amends current guidance by (i) eliminating the option to present components of other comprehensive income (OCI) as part of the statement of changes in shareholders’ equity, (ii) requiring the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements, and (iii) requiring the presentation of reclassification adjustments on the face of the statement. The amendments of ASU 2011-05 do not change the option to present components of OCI either before or after related income tax effects, the items that must be reported in OCI, when an item of OCI should be reclassified to net income, or the computation of earnings per share (which continues to be based on net income). ASU 2011-05 is effective for interim and annual

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
periods beginning on or after December 15, 2011 for public companies, with early adoption permitted and retrospective application required. The adoption of ASU 2011-05 is not expected to have a material impact on the Corporation’s consolidated financial condition or results of operations.
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
OAK, a bank holding company, owned Byron Bank, which provided traditional commercial banking services and products through 14 banking offices serving communities in Ottawa, Allegan and Kent counties in west Michigan. Byron Bank was consolidated with and into Chemical Bank on July 23, 2010. At the acquisition date, OAK had total assets of $820 million, including total loans of $627 million, and total deposits of $693 million, including brokered deposits of $193 million.
Upon acquisition, the OAK loan portfolio had contractually required principal and interest payments receivable of $683 million and $97 million, respectively, expected principal and interest cash flows of $636 million and $88 million, respectively, and a fair value of $627 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $56 million at the acquisition date, with $47 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $97 million at the acquisition date. The outstanding contractual principal balance and the carrying amount of the acquired loan portfolio were $565 million and $523 million, respectively, at June 30, 2011, compared to $597 million and $552 million, respectively, at December 31, 2010 and $665 million and $613 million, respectively, at June 30, 2010, and there was no related allowance for loan losses at those dates.
Activity for the accretable yield, which includes contractually due interest, of acquired loans follows:

Accretable Yield
(In thousands)
Balance at January 1, 2011	$72,863
Additions	—
Reductions	—
Accretion recognized in interest income	(17,098)
Reclassification from (to) nonaccretable difference	—

Balance at June 30, 2011	$55,765

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
Note 3: Investment Securities
The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at June 30, 2011, December 31, 2010 and June 30, 2010:

	Investment Securities Available-for-Sale
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2011
Government sponsored agencies	$108,957	$283	$36	$109,204
State and political subdivisions	43,793	1,163	6	44,950
Residential mortgage-backed securities	111,760	4,036	191	115,605
Collateralized mortgage obligations	283,840	775	371	284,244
Corporate bonds	56,941	138	175	56,904
Preferred stock	1,389	170	—	1,559

Total	$606,680	$6,565	$779	$612,466

December 31, 2010
Government sponsored agencies	$117,167	$394	$40	$117,521
State and political subdivisions	45,951	326	231	46,046
Residential mortgage-backed securities	132,683	4,439	187	136,935
Collateralized mortgage obligations	233,202	911	192	233,921
Corporate bonds	43,115	99	467	42,747
Preferred stock	1,389	51	—	1,440

Total	$573,507	$6,220	$1,117	$578,610

June 30, 2010
Government sponsored agencies	$163,194	$730	$82	$163,842
State and political subdivisions	47,312	561	—	47,873
Residential mortgage-backed securities	152,112	4,582	335	156,359
Collateralized mortgage obligations	247,407	661	711	247,357
Corporate bonds	29,230	135	246	29,119

Total	$639,255	$6,669	$1,374	$644,550

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

	Investment Securities Held-to-Maturity
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2011
State and political subdivisions	$179,529	$4,614	$1,223	$182,920
Trust preferred securities	10,500	—	5,825	4,675

Total	$190,029	$4,614	$7,048	$187,595

December 31, 2010
State and political subdivisions	$154,900	$2,106	$1,758	$155,248
Trust preferred securities	10,500	—	6,560	3,940

Total	$165,400	$2,106	$8,318	$159,188

June 30, 2010
State and political subdivisions	$154,796	$2,400	$1,106	$156,090
Trust preferred securities	10,500	—	6,875	3,625

Total	$165,296	$2,400	$7,981	$159,715

The majority of the Corporation’s residential mortgage-backed securities and collateralized mortgage obligations are backed by a U.S. government agency (Government National Mortgage Association) or a government sponsored enterprise (Federal Home Loan Mortgage Corporation or Federal National Mortgage Association).
At June 30, 2011, the Corporation held $10.5 million of trust preferred investment securities that were recorded as held-to-maturity, with $10.0 million of these securities representing a 100% interest in a trust preferred investment security of a non-public bank holding company in Michigan that has been assessed by the Corporation as financially strong. The remaining $0.5 million represents a 10% interest in another trust preferred investment security of a non-public bank holding company located in Michigan that incurred net losses in both 2010 and 2009, although remained well-capitalized under regulatory guidelines during that time.
At June 30, 2011, it was the Corporation’s opinion that the market for trust preferred investment securities was not active, and thus, in accordance with GAAP, when there is a significant decrease in the volume and activity for an asset or liability in relation to normal market activity, adjustments to transaction or quoted prices may be necessary or a change in valuation technique or multiple valuation techniques may be appropriate. The fair values of the trust preferred investment securities were based upon a calculation of discounted cash flows. The cash flows were discounted based upon both observable inputs and appropriate risk adjustments that market participants would make for nonperformance, illiquidity and issuer specifics. An independent third party provided the Corporation with observable inputs based on the existing market and insight into appropriate rate of return adjustments that market participants would require for the additional risk associated with a single issue investment security of this nature. Using a model that incorporated the average current yield of publicly traded performing trust preferred securities of large financial institutions with no known material financial difficulties at June 30, 2011, and adjusted for both illiquidity and the specific characteristics of the issuer, such as size, leverage position and location, the Corporation calculated an implied yield of 45% on its $10.0 million trust preferred investment security and 35% for its $0.5 million trust preferred investment security. Based upon these implied yields, the fair values of the trust preferred investment securities were calculated by the Corporation at $4.5 million and $0.2 million, respectively, resulting in a combined impairment of $5.8 million. At June 30, 2011, the Corporation concluded that the $5.8 million of combined impairment on the trust preferred investment securities was temporary in nature.
The following is a summary of the amortized cost and fair value of investment securities at June 30, 2011, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

	June 30, 2011
	Amortized Cost	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$102,789	$103,451
Due after one year through five years	365,277	367,800
Due after five years through ten years	82,693	83,886
Due after ten years	54,532	55,770
Preferred stock	1,389	1,559

Total	$606,680	$612,466

Investment Securities Held-to-Maturity:
Due in one year or less	$27,053	$27,108
Due after one year through five years	82,904	83,729
Due after five years through ten years	50,426	51,995
Due after ten years	29,646	24,763

Total	$190,029	$187,595

The following schedule summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized losses at June 30, 2011, December 31, 2010 and June 30, 2010, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
June 30, 2011
Government sponsored agencies	$29,311	$34	$2,860	$2	$32,171	$36
State and political subdivisions	48,011	1,046	12,173	183	60,184	1,229
Residential mortgage-backed securities	25,538	185	1,240	6	26,778	191
Collateralized mortgage obligations	94,073	300	27,617	71	121,690	371
Corporate bonds	24,853	147	2,468	28	27,321	175
Trust preferred securities	—	—	4,675	5,825	4,675	5,825

Total	$221,786	$1,712	$51,033	$6,115	$272,819	$7,827

December 31, 2010
Government sponsored agencies	$20,117	$40	$—	$—	$20,117	$40
State and political subdivisions	71,900	1,863	3,800	126	75,700	1,989
Residential mortgage-backed securities	26,117	187	—	—	26,117	187
Collateralized mortgage obligations	57,556	170	9,616	22	67,172	192
Corporate bonds	24,683	317	2,341	150	27,024	467
Trust preferred securities	—	—	3,940	6,560	3,940	6,560

Total	$200,373	$2,577	$19,697	$6,858	$220,070	$9,435

June 30, 2010
Government sponsored agencies	$21,237	$82	$—	$—	$21,237	$82
State and political subdivisions	34,383	844	10,427	262	44,810	1,106
Residential mortgage-backed securities	46,896	335	—	—	46,896	335
Collateralized mortgage obligations	98,813	689	13,126	22	111,939	711
Corporate bonds	—	—	2,241	246	2,241	246
Trust preferred securities	—	—	3,625	6,875	3,625	6,875

Total	$201,329	$1,950	$29,419	$7,405	$230,748	$9,355

An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security, as of June 30, 2011, represented an other-than-temporary impairment (OTTI). Management believed that the unrealized losses on investment securities at June 30, 2011 were temporary in nature and due primarily to changes in interest rates, increased credit spreads and reduced market liquidity and not as a result of credit-related issues. Unrealized losses of $5.8 million in the trust preferred securities portfolio, related to trust preferred securities of two well-capitalized bank holding companies in Michigan, were attributable to illiquidity in certain financial markets. The Corporation performed an analysis of the creditworthiness of these issuers and concluded that, at June 30, 2011, the Corporation expected to recover the entire amortized cost basis of these investment securities.
At June 30, 2011, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, at June 30, 2011, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. Additionally, no impairment loss was realized in the Corporation’s consolidated statement of income for the six months ended June 30, 2011. However, there is no assurance that OTTI may not occur in the future.
Note 4: Loans
Loan portfolio segments are defined as the level at which an entity develops and documents a systematic methodology to determine its allowance. The Corporation has two loan portfolio segments (commercial loans and consumer loans) which it uses in determining the allowance. Both quantitative and qualitative factors are used by management at the loan portfolio segment level in determining the adequacy of the allowance for the Corporation. Classes of loans are a disaggregation of an entity’s loan portfolio segments. Classes of loans are defined as a group of loans which share similar initial measurement attributes, risk characteristics, and methods for monitoring and assessing credit risk. The Corporation has seven classes of loans, which are set forth below.
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
Land development — Secured development loans are made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date. Land development loans at June 30, 2011 were primarily comprised of loans to develop residential properties.
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
June 30, 2011
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
A summary of loans follows:

	June 30,	December 31,	June 30,
	2011	2010	2010
	(In thousands)
Commercial loan portfolio:
Commercial	$842,404	$818,997	$769,287
Real estate commercial	1,065,606	1,076,971	1,081,860
Real estate construction	91,152	89,234	119,449
Land development	51,199	53,386	59,555

Subtotal	2,050,361	2,038,588	2,030,151

Consumer loan portfolio:
Real estate residential	825,860	798,046	768,156
Consumer installment	517,405	503,132	509,508
Home equity	354,384	341,896	340,146

Subtotal	1,697,649	1,643,074	1,617,810

Total loans	$3,748,010	$3,681,662	$3,647,961

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
The Corporation has a loan approval process involving underwriting and individual and group loan approval authorities to consider credit quality and loss exposure at loan origination. The loans in the Corporation’s commercial loan portfolio are risk rated at origination based on the grading system set forth below. The approval authority of relationship managers is established based on experience levels, with credit decisions greater than $1.0 million requiring group loan authority approval, except for four executive and senior officers who have varying limits exceeding $1.0 million and up to $2.5 million. With respect to the group loan authorities, the Corporation has a loan committee, consisting of certain executive and senior officers, that meets weekly to consider loans in the amount of $1.0 million to $2.5 million. A directors’ loan committee, consisting of ten members of the board of directors, including the chief executive officer, and the senior credit officer, meets regularly to consider loans in the amount of $2.5 million to $10 million. Loans over $10 million require the approval of the board of directors.
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
June 30, 2011
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
Risk Grades 1-5 (Acceptable Credit Quality) — All loans in risk grades 1-5 are considered to be acceptable credit risks by the Corporation and are grouped for purposes of allowance for loan loss considerations and financial reporting. The five grades essentially represent a ranking of loans that are all viewed to be of acceptable credit quality, taking into consideration the various factors mentioned above, but with varying degrees of financial strength, debt coverage, management and factors that could impact credit quality. Business credits within risk grades 1 — 5 range from Risk Grade 1: Prime Quality (factors include: excellent business credit; excellent debt capacity and coverage; outstanding management; strong guarantors; superior liquidity and net worth; favorable loan-to-value ratios; debt secured by cash or equivalents, or backed by the full faith and credit of the U.S. Government) to Risk Grade 5: Acceptable Quality With Care (factors include: acceptable business credit, but with added risk due to specific industry or internal situations).
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
June 30, 2011
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
The following schedule presents the recorded investment of loans in the commercial loan portfolio by risk rating categories at June 30, 2011 and December 31, 2010:

	Commercial Loan Portfolio Credit Exposure
	Credit Risk Profile by Creditworthiness Category
		Real Estate	Real Estate	Land
	Commercial	Commercial	Construction	Development	Total
	(In thousands)
June 30, 2011:
Originated Portfolio:
Risk Grades 1-5	$637,709	$673,117	$69,609	$15,684	$1,396,119
Risk Grade 6	26,240	22,354	290	7,842	56,726
Risk Grade 7	20,766	49,993	182	651	71,592
Risk Grade 8	12,955	53,494	—	6,844	73,293
Risk Grade 9	1,431	3,830	—	2,089	7,350

Subtotal	699,101	802,788	70,081	33,110	1,605,080

Acquired Portfolio:
Risk Grades 1-5	121,952	236,604	20,918	11,405	390,879
Risk Grade 6	7,127	11,126	—	1,749	20,002
Risk Grade 7	7,904	10,881	—	653	19,438
Risk Grade 8	6,285	4,207	153	4,282	14,927
Risk Grade 9	35	—	—	—	35

Subtotal	143,303	262,818	21,071	18,089	445,281

Total	$842,404	$1,065,606	$91,152	$51,199	$2,050,361

December 31, 2010:
Originated Portfolio:
Risk Grades 1-5	$619,150	$656,471	$67,907	$15,797	$1,359,325
Risk Grade 6	22,173	39,653	737	8,935	71,498
Risk Grade 7	16,480	35,471	551	983	53,485
Risk Grade 8	16,061	57,287	—	6,537	79,885
Risk Grade 9	607	3,271	—	2,430	6,308

Subtotal	674,471	792,153	69,195	34,682	1,570,501

Acquired Portfolio:
Risk Grades 1-5	119,943	249,495	19,796	12,667	401,901
Risk Grade 6	10,236	18,202	—	—	28,438
Risk Grade 7	6,050	14,896	—	457	21,403
Risk Grade 8	8,282	2,225	243	5,580	16,330
Risk Grade 9	15	—	—	—	15

Subtotal	144,526	284,818	20,039	18,704	468,087

Total	$818,997	$1,076,971	$89,234	$53,386	$2,038,588

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
The Corporation evaluates the credit quality of loans in the consumer loan portfolio, based primarily on the aging status of the loan and payment activity. The following schedule presents the recorded investment of loans in the consumer loan portfolio based on the credit risk profile of loans in a performing status and loans in a nonperforming status at June 30, 2011 and December 31, 2010:

	Consumer Loan Portfolio Credit Exposure
	Credit Risk Profile Based on
	Aging Status and Payment Activity
	Real Estate	Consumer		Total
	Residential	Installment	Home Equity	Consumer
	(In thousands)
June 30, 2011:
Originated Loans:
Performing	$771,086	$509,114	$300,828	$1,581,028
Nonperforming	30,930	3,215	4,926	39,071

Subtotal	802,016	512,329	305,754	1,620,099

Acquired Loans:
Performing	22,750	5,076	48,245	76,071
Nonperforming	1,094	—	385	1,479

Subtotal	23,844	5,076	48,630	77,550

Total	$825,860	$517,405	$354,384	$1,697,649

December 31, 2010:
Originated Loans:
Performing	$733,461	$495,203	$286,854	$1,515,518
Nonperforming	37,638	1,846	3,895	43,379

Subtotal	771,099	497,049	290,749	1,558,897

Acquired Loans:
Performing	25,406	6,083	50,873	82,362
Nonperforming	1,541	—	274	1,815

Subtotal	26,947	6,083	51,147	84,177

Total	$798,046	$503,132	$341,896	$1,643,074

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
Nonperforming Loans
A summary of nonperforming loans follows:

	June 30,	December 31,	June 30,
	2011	2010	2010
	(In thousands)
Nonaccrual loans:
Commercial	$14,386	$16,668	$21,643
Real estate commercial	57,324	60,558	57,085
Real estate construction and land development	8,933	8,967	13,397
Real estate residential	17,809	12,083	12,499
Consumer installment and home equity	6,898	4,686	3,357

Total nonaccrual loans	105,350	102,962	107,981

Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	629	530	2,108
Real estate commercial	143	1,350	2,030
Real estate construction and land development	—	1,220	436
Real estate residential	1,729	3,253	2,842
Consumer installment and home equity	1,243	1,055	885

Total accruing loans contractually past due 90 days or more as to interest or principal payments	3,744	7,408	8,301

TDRs:
Commercial and real estate commercial	15,443	15,057	7,791
Real estate residential	11,392	22,302	18,856

Total nonperforming TDRs	26,835	37,359	26,647

Total nonperforming loans	$135,929	$147,729	$142,929

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
Impaired Loans
The following schedule presents impaired loans by classes of loans at June 30, 2011:

		Unpaid	Related
	Recorded	Principal	Valuation
	Investment	Balance	Allowance
	(In thousands)
Impaired loans with a valuation allowance:
Commercial	$7,278	$9,096	$2,127
Real estate commercial	29,681	31,417	8,227
Land development	2,225	2,234	522
Real estate residential	22,156	22,156	745

Subtotal	61,340	64,903	11,621

Impaired loans with no related valuation allowance:
Commercial	22,315	29,976	—
Real estate commercial	43,258	57,680	—
Real estate construction	152	1,124	—
Land development	11,872	17,625	—
Real estate residential	17,809	17,809	—
Consumer installment	3,205	3,205	—
Home equity	3,693	3,693	—

Subtotal	102,304	131,112	—

Total impaired loans:
Commercial	29,593	39,072	2,127
Real estate commercial	72,939	89,097	8,227
Real estate construction	152	1,124	—
Land development	14,097	19,859	522
Real estate residential	39,965	39,965	745
Consumer installment	3,205	3,205	—
Home equity	3,693	3,693	—

Total	$163,644	$196,015	$11,621

The following schedule presents information related to impaired loans for the three and six months ended June 30, 2011:

	Three months ended June 30, 2011		Six months ended June 30, 2011
		Interest Income		Interest Income
	Average	Recognized	Average	Recognized
	Recorded	While on	Recorded	While on
	Investment	Impaired Status	Investment	Impaired Status
	(In thousands)
Commercial	$29,814	$216	$31,279	$541
Real estate commercial	71,050	152	72,464	396
Real estate construction	196	15	216	30
Land development	13,750	107	14,203	196
Real estate residential	39,369	248	37,777	485
Consumer installment	3,032	—	2,808	—
Home equity	3,384	—	3,091	—

Total	$160,595	$738	$161,838	$1,648

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
The following schedule presents impaired loans by classes of loans at December 31, 2010:

		Unpaid	Related
	Recorded	Principal	Valuation
	Investment	Balance	Allowance
	(In thousands)
Impaired loans with a valuation allowance:
Commercial	$8,289	$8,675	$2,947
Real estate commercial	34,681	35,744	11,356
Land development	1,881	1,984	663
Real estate residential	22,302	22,302	806

Subtotal	67,153	68,705	15,772

Impaired loans with no related valuation allowance:
Commercial	28,597	39,927	—
Real estate commercial	38,689	51,722	—
Land development	10,498	15,039	—
Real estate residential	12,083	12,083	—
Consumer installment	1,751	1,751	—
Home equity	2,935	2,935	—

Subtotal	94,553	123,457	—

Total impaired loans:
Commercial	36,886	48,602	2,947
Real estate commercial	73,370	87,466	11,356
Land development	12,379	17,023	663
Real estate residential	34,385	34,385	806
Consumer installment	1,751	1,751	—
Home equity	2,935	2,935	—

Total	$161,706	$192,162	$15,772

The difference between an impaired loan’s recorded investment and the unpaid principal balance represents either (i) for originated loans, a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management’s assessment that full collection of the loan balance is not likely or (ii) for acquired loans that meet the definition of an impaired loan, fair value adjustments recognized at the acquisition date attributable to expected credit losses and the discounting of expected cash flows at market interest rates. The difference between the recorded investment and the unpaid principal balance of $32.4 million and $30.5 million at June 30, 2011 and December 31, 2010, respectively, includes confirmed losses (partial charge-offs) of $22.6 million and $19.8 million, respectively, and fair value discount adjustments of $9.8 million and $10.7 million, respectively. At June 30, 2011 and December 31, 2010, there was no valuation allowance required for acquired loans, as no material changes in expected cash flows had occurred since the acquisition date.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
The following schedule presents a summary of impaired loans between those with and without a valuation allowance at June 30, 2010:

		Related
	Recorded	Valuation
	Investment	Allowance
	(In thousands)
Impaired loans with a valuation allowance:
Commercial, real estate commercial, real estate construction and land development	$45,014	$14,459
Real estate residential	18,856	991

Subtotal	63,870	15,450

Impaired loans with no valuation allowance:
Commercial, real estate commercial, real estate construction and land development	63,725	—
Real estate residential	12,499	—
Consumer installment and home equity	3,357	—

Subtotal	79,581	—

Total	$143,451	$15,450

Impaired loans include $18.6 million, $21.4 million and $10.1 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively, of acquired loans that were not performing in accordance with original contractual terms as a market yield adjustment was recognized on these loans in interest income. Impaired loans also include $12.9 million at June 30, 2011 of performing TDRs.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
The following schedule presents the aging status of the recorded investment in loans by classes of loans at June 30, 2011 and December 31, 2010:

			Accruing
			Loans
	31-60	61-89	Past Due
	Days	Days	90 Days	Nonaccrual	Total		Total
	Past Due	Past Due	or More	Loans	Past Due	Current	Loans
				(In thousands)
June 30, 2011
Originated Portfolio:
Commercial	$6,480	$2,888	$629	$14,386	$24,383	$674,718	$699,101
Real estate commercial	11,256	3,479	143	57,324	72,202	730,586	802,788
Real estate construction	—	290	—	—	290	69,791	70,081
Land development	209	—	—	8,933	9,142	23,968	33,110
Real estate residential	7,284	226	1,729	17,809	27,048	774,968	802,016
Consumer installment	4,302	1,056	—	3,205	8,563	503,766	512,329
Home equity	2,635	702	1,243	3,693	8,273	297,481	305,754

Total	$32,166	$8,641	$3,744	$105,350	$149,901	$3,075,278	$3,225,179

Acquired Portfolio:
Commercial	$18	$—	$7,659	$—	$7,677	$135,626	$143,303
Real estate commercial	368	—	4,235	—	4,603	258,215	262,818
Real estate construction	—	—	152	—	152	20,919	21,071
Land development	—	—	5,045	—	5,045	13,044	18,089
Real estate residential	128	—	1,094	—	1,222	22,622	23,844
Consumer installment	168	62	—	—	230	4,846	5,076
Home equity	370	107	385	—	862	47,768	48,630

Total	$1,052	$169	$18,570	$—	$19,791	$503,040	$522,831

December 31, 2010
Originated Portfolio:
Commercial	$6,788	$3,645	$530	$16,668	$27,631	$646,840	$674,471
Real estate commercial	9,960	4,139	1,350	60,558	76,007	716,146	792,153
Real estate construction	689	—	—	—	689	68,506	69,195
Land development	—	119	1,220	8,967	10,306	24,376	34,682
Real estate residential	1,126	6,610	3,253	12,083	23,072	748,027	771,099
Consumer installment	6,179	1,741	95	1,751	9,766	487,283	497,049
Home equity	3,046	825	960	2,935	7,766	282,983	290,749

Total	$27,788	$17,079	$7,408	$102,962	$155,237	$2,974,161	$3,129,398

Acquired Portfolio:
Commercial	$131	$64	$10,445	$—	$10,640	$133,886	$144,526
Real estate commercial	993	—	3,302	—	4,295	280,523	284,818
Real estate construction	736	—	243	—	979	19,060	20,039
Land development	2,697	—	5,580	—	8,277	10,427	18,704
Real estate residential	685	—	1,541	—	2,226	24,721	26,947
Consumer installment	19	43	—	—	62	6,021	6,083
Home equity	85	34	274	—	393	50,754	51,147

Total	$5,346	$141	$21,385	$—	$26,872	$525,392	$552,264

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
Allowance for Loan Losses
Changes in the allowance were as follows for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(In thousands)
Balance at beginning of period	$89,674	$84,155	$89,530	$80,841
Provision for loan losses	7,000	12,700	14,500	26,700
Loan charge-offs	(8,306)	(8,297)	(16,948)	(20,195)
Loan recoveries	1,365	944	2,651	2,156

Net loan charge-offs	(6,941)	(7,353)	(14,297)	(18,039)

Balance at end of period	$89,733	$89,502	$89,733	$89,502

The following schedule presents, by loan portfolio segment, the changes in the allowance for the three and six months ended June 30, 2011 and details regarding the balance in the allowance and the recorded investment in loans at June 30, 2011 by impairment evaluation method.

	Commercial	Consumer
	Loan	Loan
	Portfolio	Portfolio	Unallocated	Total
		(In thousands)
Changes in allowance for loan losses for the three months ended June 30, 2011:
Beginning balance	$57,526	$27,417	$4,731	$89,674
Provision for loan losses	5,395	4,458	(2,853)	7,000
Charge-offs	(5,276)	(3,030)	—	(8,306)
Recoveries	927	438	—	1,365

Ending balance	$58,572	$29,283	$1,878	$89,733

Changes in allowance for loan losses for the six months ended June 30, 2011:
Beginning balance	$59,443	$27,338	$2,749	$89,530
Provision for loan losses	9,090	6,281	(871)	14,500
Charge-offs	(11,190)	(5,758)	—	(16,948)
Recoveries	1,229	1,422	—	2,651

Ending balance	$58,572	$29,283	$1,878	$89,733

Allowance for loan losses balance at June 30, 2011 attributable to:
Loans individually evaluated for impairment	$10,876	$745	$—	$11,621
Loans collectively evaluated for impairment	47,696	28,538	1,878	78,112
Loans acquired with deteriorated credit quality(1)	—	—	—	—

Total	$58,572	$29,283	$1,878	$89,733

Recorded investment (loan balance) at June 30, 2011:
Loans individually evaluated for impairment	$98,211	$22,156	$—	$120,367
Loans collectively evaluated for impairment	1,506,869	1,597,943	—	3,104,812
Loans acquired with deteriorated credit quality(1)	445,281	77,550	—	522,831

Total	$2,050,361	$1,697,649	$—	$3,748,010

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
The following presents, by loan portfolio segment, details regarding the balance in the allowance and the recorded investment in loans at December 31, 2010 by impairment evaluation method.

	Commercial	Consumer
	Loan	Loan
	Portfolio	Portfolio	Unallocated	Total
		(In thousands)
Allowance for loan losses balance at December 31, 2010 attributable to:
Loans individually evaluated for impairment	$14,966	$806	$—	$15,772
Loans collectively evaluated for impairment	44,477	26,532	2,749	73,758
Loans acquired with deteriorated credit quality(1)	—	—	—	—

Total	$59,443	$27,338	$2,749	$89,530

Recorded investment (loan balance) at December 31, 2010:
Loans individually evaluated for impairment	$101,250	$22,302	$—	$123,552
Loans collectively evaluated for impairment	1,469,251	1,536,595	—	3,005,846
Loans acquired with deteriorated credit quality(1)	468,087	84,177	—	552,264

Total	$2,038,588	$1,643,074	$—	$3,681,662

(1)	Loans acquired with deteriorated credit quality and loans to which the Corporation elected to apply ASC 310-30 by analogy were originally recorded at fair value at the acquisition date and the risk of credit loss was recognized at that date based on estimates of expected cash flows. There have been no material changes in expected cash flows since the acquisition date.
An allowance related to acquired loans was not required at June 30, 2011, December 31, 2010 and June 30, 2010 due to no material changes in expected cash flows since the date of acquisition.
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
The following table shows the net carrying value of the Corporation’s intangible assets:

	June 30,	December 31,	June 30,
	2011	2010	2010
	(In thousands)
Goodwill	$113,414	$113,414	$109,149
Core deposit intangible assets	8,643	9,406	10,791
Mortgage servicing rights	3,577	3,782	3,641
Non-compete agreements	107	333	591

Total intangible assets	$125,741	$126,935	$124,172

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
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
The following table sets forth the carrying amount, accumulated amortization and amortization expense of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:

	June 30,	December 31,	June 30,
	2011	2010	2010
	(In thousands)
Gross original amount	$26,468	$26,468	$26,978
Accumulated amortization	17,825	17,062	16,187

Carrying amount	$8,643	$9,406	$10,791

Amortization expense for the three months ended June 30	$381		$336

Amortization expense for the six months ended June 30	$763		$485

At June 30, 2011, the remaining amortization expense on core deposit intangible assets that existed as of that date was estimated as follows (in thousands):

2011	$764
2012	1,469
2013	1,309
2014	1,146
2015	1,066
2016 and thereafter	2,889

Total	$8,643

The following shows the net carrying value and fair value of MSRs and the total loans that the Corporation is servicing for others:

	June 30,	December 31,	June 30,
	2011	2010	2010
	(In thousands)
Net carrying value of MSRs	$3,577	$3,782	$3,641

Fair value of MSRs	6,000	5,674	4,788

Loans serviced for others that have servicing rights capitalized	904,468	891,937	865,613

The following table shows the activity for capitalized MSRs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Balance at beginning of period	$3,832	$3,059	$3,782	$3,077
Acquired in OAK transaction	—	691	—	691
Additions	203	269	711	626
Amortization	(458)	(378)	(916)	(753)

Balance at end of period	$3,577	$3,641	$3,577	$3,641

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
There was no impairment valuation allowance recorded on MSRs as of June 30, 2011, December 31, 2010 or June 30, 2010.
Amortization expense on non-compete agreements totaled $0.1 million during the three months ended June 30, 2011 and 2010 and $0.2 million and $0.1 million during the six months ended June 30, 2011 and 2010, respectively. Remaining amortization expense on non-compete agreements that existed at June 30, 2011 was $0.1 million.
Note 6: Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of related tax benefit/expense were as follows:

	June 30,	December 31,	June 30,
	2011	2010	2010
	(In thousands)
Net unrealized gains on investment securities—available-for-sale, net of related tax expense of $2,025 at June 30, 2011, $1,786 at December 31, 2010 and $1,853 at June 30, 2010	$3,761	$3,317	$3,442
Pension and other postretirement benefits adjustment, net of related tax benefit of $9,258 at June 30, 2011, $9,384 at December 31, 2010 and $8,427 at June 30, 2010	(17,194)	(17,428)	(15,651)

Accumulated other comprehensive loss	$(13,433)	$(14,111)	$(12,209)

Note 7: Regulatory Capital
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
At June 30, 2011, December 31, 2010 and June 30, 2010, Chemical Bank’s capital ratios exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.” Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
The summary below compares the Corporation’s and Chemical Bank’s actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

					Required to be
			Minimum		Well Capitalized
			Required for		Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Regulations
	Capital		Capital		Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(In thousands)
June 30, 2011
Total Capital to Risk-Weighted Assets:
Corporation	$486,917	13.0%	$300,744	8.0%	N/A	N/A
Chemical Bank	478,734	12.7	300,517	8.0	$375,646	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	439,394	11.7	150,372	4.0	N/A	N/A
Chemical Bank	431,247	11.5	150,258	4.0	225,388	6.0
Leverage Ratio:
Corporation	439,394	8.6	203,915	4.0	N/A	N/A
Chemical Bank	431,247	8.5	203,878	4.0	254,847	5.0

December 31, 2010
Total Capital to Risk-Weighted Assets:
Corporation	$473,471	12.9%	$293,856	8.0%	N/A	N/A
Chemical Bank	465,709	12.7	293,573	8.0	$366,966	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	427,014	11.6	146,928	4.0	N/A	N/A
Chemical Bank	419,296	11.4	146,786	4.0	220,179	6.0
Leverage Ratio:
Corporation	427,014	8.4	204,426	4.0	N/A	N/A
Chemical Bank	419,296	8.2	204,291	4.0	255,363	5.0

June 30, 2010
Total Capital to Risk-Weighted Assets:
Corporation	$497,838	13.6%	$293,818	8.0%	N/A	N/A
Chemical Bank(1)	485,947	13.2	293,819	8.0	$367,273	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	451,387	12.3	146,909	4.0	N/A	N/A
Chemical Bank(1)	439,496	12.0	146,909	4.0	220,364	6.0
Leverage Ratio:
Corporation	451,387	9.6	188,515	4.0	N/A	N/A
Chemical Bank(1)	439,496	9.3	188,498	4.0	235,623	5.0

(1)	Includes combined capital amounts and ratios of Chemical Bank and Byron Bank at June 30, 2010 as Byron Bank was merged with and into Chemical Bank on July 23, 2010.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
Note 8: Fair Value Measurements
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
The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Investment securities — available-for-sale are recorded at fair value on a recurring basis. Additionally, the Corporation may be required to record other assets at fair value on a nonrecurring basis, such as impaired loans, goodwill, other intangible assets and other real estate and repossessed assets. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
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
June 30, 2011
Disclosure of Recurring Basis Fair Value Measurements
For assets measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets were as follows:

	Fair Value Measurements — Recurring Basis
	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
		(In thousands)
Description

June 30, 2011
Investment securities — available-for-sale:
Government sponsored agencies	$—	$109,204	$—	$109,204
State and political subdivisions	—	44,950	—	44,950
Residential mortgage-backed securities	—	115,605	—	115,605
Collateralized mortgage obligations	—	284,244	—	284,244
Corporate bonds	—	56,904	—	56,904
Preferred stock	—	1,559	—	1,559

Total	$—	$612,466	$—	$612,466

December 31, 2010
Investment securities — available-for-sale:
Government sponsored agencies	$—	$117,521	$—	$117,521
State and political subdivisions	—	46,046	—	46,046
Residential mortgage-backed securities	—	136,935	—	136,935
Collateralized mortgage obligations	—	233,921	—	233,921
Corporate bonds	—	42,747	—	42,747
Preferred stock	—	1,440	—	1,440

Total	$—	$578,610	$—	$578,610

June 30, 2010
Investment securities — Trading	$—	$1,389	$—	$1,389
Investment securities — available-for-sale:
Government sponsored agencies	—	163,842	—	163,842
State and political subdivisions	—	47,873	—	47,873
Residential mortgage-backed securities	—	156,359	—	156,359
Collateralized mortgage obligations	—	247,357	—	247,357
Corporate bonds	—	29,119	—	29,119

Subtotal	—	644,550	—	644,550

Total	$—	$645,939	$—	$645,939

There were no liabilities recorded at fair value on a recurring basis at June 30, 2011, December 31, 2010 and June 30, 2010.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allocation of the allowance (valuation allowance) may be established or a portion of the loan is charged off. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including the loan’s observable market price, the fair value of the collateral or the present value of the expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring a valuation allowance represent loans for which the fair value of the expected repayments or collateral exceed the remaining carrying amount of such loans. At June 30, 2011, December 31, 2010 and June 30, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral. Impaired loans, where a valuation allowance is established or a portion of the loan is charged off based on the fair value of collateral, are subject to nonrecurring fair value measurement and require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as a Level 2 valuation. When management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market price or independent appraised value, the Corporation records the impaired loan as a Level 3 valuation.
Goodwill is subject to impairment testing on an annual basis. The market and income approach methods were used in the completion of the annual impairment testing. These valuation methods require a significant degree of judgment. In the event these methods indicate that fair value is less than the carrying value, the asset is recorded at fair value as determined by either of the valuation models. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At June 30, 2011, December 31, 2010 and June 30, 2010, no goodwill was impaired, and therefore, goodwill was not recorded at fair value on a nonrecurring basis.
Other intangible assets consist of core deposit intangible assets and MSRs. These items are both recorded at fair value when initially recorded. Subsequently, core deposit intangible assets are amortized primarily on an accelerated basis over periods ranging from ten to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. The fair value of MSRs is initially estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, as determined by the model, through a valuation allowance. The Corporation classifies MSRs subject to nonrecurring fair value measurements as Level 3 valuations. At June 30, 2011, December 31, 2010 and June 30, 2010, there was no impairment identified for core deposit intangible assets or MSRs and, therefore, no other intangible assets were recorded at fair value on a nonrecurring basis.
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
June 30, 2011
Disclosure of Nonrecurring Basis Fair Value Measurements
For assets measured at fair value on a nonrecurring basis, quantitative disclosures about fair value measurements for each major category of assets were as follows:

	Fair Value Measurements - Nonrecurring Basis
	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
		(In thousands)
Description

June 30, 2011
Impaired originated loans	$—	$—	$68,766	$68,766
Other real estate/repossessed assets	—	—	24,607	24,607

Total	$—	$—	$93,373	$93,373

December 31, 2010
Impaired originated loans	$—	$—	$64,883	$64,883
Other real estate/repossessed assets	—	—	27,510	27,510

Total	$—	$—	$92,393	$92,393

June 30, 2010
Impaired loans	$—	$—	$66,450	$66,450
Other real estate/repossessed assets	—	—	21,724	21,724

Total	$—	$—	$88,174	$88,174

There were no liabilities recorded at fair value on a nonrecurring basis at June 30, 2011, December 31, 2010 and June 30, 2010.
Disclosures about Fair Value of Financial Instruments
GAAP requires disclosures about the estimated fair value of the Corporation’s financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis. However, the method of estimating fair value for financial instruments that are not required to be measured on a recurring or nonrecurring basis, as prescribed by ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820) does not incorporate the exit-price concept of fair value. The Corporation utilized the fair value hierarchy in computing the fair values of its financial instruments. In cases where quoted market prices were not available, the Corporation employed present value methods using unobservable inputs requiring management’s judgment to estimate the fair values of its financial instruments, which are considered Level 3 valuations. These Level 3 valuations are affected by the assumptions made and, accordingly, do not necessarily indicate amounts that could be realized in a current market exchange. It is also the Corporation’s general practice and intent to hold the majority of its financial instruments until maturity and, therefore, the Corporation does not expect to realize the estimated amounts disclosed.
The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At June 30, 2011, December 31, 2010 and June 30, 2010, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.
Fair value measurement for investment securities — held-to-maturity is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that include market inputs such as benchmark yields, reported trades, broker/dealer quotes,

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Fair value measurements using Level 2 valuations of investment securities—held-to-maturity include certain securities issued by state and political subdivisions and residential mortgage-backed securities. Level 3 valuations include certain securities issued by state and political subdivisions and trust preferred securities.
Fair value measurements of other securities, which consisted of FHLB and Federal Reserve Bank (FRB) stock, are based on their redeemable value, which is cost. The market for these stocks is restricted to the issuer of the stock and subject to impairment evaluation.
The carrying amounts reported in the consolidated statements of financial position for loans held-for-sale are at the lower of cost or market value. The fair values of loans held-for-sale are based on the market price for similar loans in the secondary market. The fair value measurements for loans held-for-sale are Level 2 valuations.
The fair value of variable interest rate loans that reprice regularly with changes in market interest rates are based on carrying values. The fair values for fixed interest rate loans are estimated using discounted cash flow analyses, using the Corporation’s interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The resulting fair value amounts are adjusted to estimate the impact of changes in the credit quality of borrowers after the loans were originated. The fair value measurements for loans are Level 3 valuations.
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
The Corporation’s unused commitments to extend credit, standby letters of credit and loan commitments have no carrying amount and have been estimated to have no realizable fair value. Historically, a majority of the unused commitments to extend credit have not been drawn upon and, generally, the Corporation does not receive fees in connection with these commitments other than standby letter of credit fees, which are not significant.
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
A summary of carrying amounts and estimated fair values of the Corporation’s financial instruments included in the consolidated statements of financial position are as follows:

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

	June 30, 2011		December 31, 2010		June 30, 2010
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
			(In thousands)
Assets:
Cash and cash equivalents	$400,279	$400,279	$536,165	$536,165	$396,958	$396,958
Investment and other securities	828,067	825,633	771,143	764,931	838,683	833,102
Loans held-for-sale	6,874	6,874	20,479	20,479	10,871	10,871
Net loans	3,658,277	3,651,307	3,592,132	3,601,805	3,558,459	3,528,397
Interest receivable	15,621	15,621	15,761	15,761	15,604	15,604
Liabilities:
Deposits without defined maturities	$2,678,064	$2,678,064	$2,738,719	$2,738,719	$2,617,734	$2,617,734
Time deposits	1,572,912	1,596,321	1,593,046	1,614,854	1,581,448	1,597,671
Interest payable	2,487	2,487	2,887	2,887	3,217	3,217
Short-term borrowings	276,600	276,600	242,703	242,703	242,271	242,271
FHLB advances	71,928	73,380	74,130	75,166	86,635	88,500
Note 9: Earnings Per Common Share
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
The following summarizes the numerator and denominator of the basic and diluted earnings per common share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)

Numerator for both basic and diluted earnings per common share, net income	$11,033	$4,391	$20,221	$6,680

Denominator for basic earnings per common share, weighted average common shares outstanding	27,454	26,270	27,453	25,093
Weighted average common stock equivalents	43	30	37	24

Denominator for diluted earnings per common share	27,497	26,300	27,490	25,117

Basic earnings per common share	$0.40	$0.17	$0.74	$0.27
Diluted earnings per common share	0.40	0.17	0.74	0.27

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
The average number of exercisable employee stock option awards outstanding that were “out-of-the-money,” whereby the option exercise price per share exceeded the market price per share, and therefore, were not included in the computation of diluted earnings per common share totaled 682,462 and 562,116 for the three months ended June 30, 2011 and 2010, respectively, and 659,875 and 560,644 for the six months ended June 30, 2011 and 2010, respectively.
Note 10: Share-Based Compensation Plans
During the three-month periods ended June 30, 2011 and 2010, share-based compensation expense related to stock options and restricted stock performance units totaled $0.2 million and $0.7 million, respectively. During the six-month periods ended June 30, 2011 and 2010, share-based compensation expense related to stock options and restricted stock performance units totaled $0.4 million and $0.9 million, respectively.
During the three-month period ended June 30, 2011, the Corporation granted options to purchase 99,172 shares of common stock and 51,598 restricted stock performance units to certain officers. At June 30, 2011 there were 394,404 shares of common stock available for future grants under share-based compensation plans.
Stock Options
The Corporation issues fixed stock options to certain officers. Stock options are issued at the current market price of the Corporation’s common stock on the date of grant, generally vest ratably over a three-year period and expire ten years from the date of grant.
A summary of activity for the Corporation’s stock options as of and for the six months ended June 30, 2011 is presented below:

	Non-Vested
	Stock Options Outstanding			Stock Options Outstanding
		Weighted-	Weighted-
		Average	Average		Weighted-
		Exercise	Grant Date		Average
	Number of	Price	Fair Value	Number of	Exercise Price
	Options	Per Share	Per Share	Options	Per Share
Outstanding at January 1, 2011	126,670	$23.29	$6.99	757,665	$29.42
Granted	99,172	19.95	6.12	99,172	19.95
Exercised	—	—	—	—	—
Vested	(62,459)	23.29	6.77	—	—
Forfeited/expired	—	—	—	(16,162)	30.68

Outstanding at June 30, 2011	163,383	$21.27	$6.54	840,675	$28.28

Exercisable/vested at June 30, 2011				677,292	$29.97

The weighted-average remaining contractual terms were 5.7 years for all outstanding stock options and 4.8 years for exercisable stock options. The outstanding and exercisable stock options at June 30, 2011 had no intrinsic value as the closing price of the Corporation’s common stock on that date of $18.76 per share was less than the exercise price of all stock options outstanding.
At June 30, 2011, unrecognized compensation cost related to stock options totaled $0.9 million. This cost is expected to be recognized over a remaining weighted average period of 2.3 years.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
Restricted Stock Performance Units
In addition to stock options, the Corporation also grants restricted stock performance units to certain officers. The restricted stock performance units vest based on the Corporation achieving certain performance target levels. Generally, the restricted stock performance units are eligible to vest from 0.5x to 1.5x the number of units originally granted depending on which, if any, of the performance target levels are met. However, if the minimum performance target level is not achieved, no shares will become vested or be issued for that respective year’s restricted stock performance units. Upon achievement of the performance target level and satisfaction of a service condition, if applicable, the restricted stock performance units are converted into shares of the Corporation’s common stock on a one-to-one basis. Compensation expense related to restricted stock performance units is recognized over the expected requisite performance period, or requisite service period for awards with multiple performance and service conditions.
A summary of the activity for restricted stock performance units as of and for the six months ended June 30, 2011 is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2011	80,852	$22.99
Granted	51,598	17.87
Converted into shares of common stock	(2,427)	23.70
Forfeited/expired	—	—

Outstanding at June 30, 2011	130,023	$20.99

At June 30, 2011, unrecognized compensation cost related to restricted stock performance unit awards totaled $0.9 million. This cost is recognized based on the expected achievement of the targeted earnings per common share level for the restricted stock performance units over approximately two years.
Note 11: Pension and Other Postretirement Benefit Plans
The components of net periodic benefit cost (income) for the Corporation’s qualified and nonqualified pension plans and nonqualified postretirement benefits plan are as follows:

	Defined Benefit Pension Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In thousands)
Service cost	$291	$313	$582	$627
Interest cost	1,208	1,209	2,415	2,418
Expected return on plan assets	(1,582)	(1,431)	(3,164)	(2,862)
Amortization of prior service credit	—	—	(1)	(1)
Amortization of unrecognized net loss	269	124	539	247

Net periodic benefit cost	$186	$215	$371	$429

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

	Postretirement Benefits Plan
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In thousands)
Interest cost	$41	$54	$83	$108
Amortization of prior service credit	(81)	(81)	(162)	(162)
Amortization of unrecognized net gain	(8)	—	(16)	—

Net periodic benefit income	$(48)	$(27)	$(95)	$(54)

401(k) Savings Plan expense for the Corporation’s match of participants’ base compensation contributions and a 4% of eligible pay contribution to certain employees who are not grandfathered under the pension plan was $0.7 million and $0.6 million for the three months ended June 30, 2011 and 2010, respectively, and $1.4 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively.
Note 12: Financial Guarantees
In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by- case basis, depending on the nature of the financial instrument and the customer’s creditworthiness. At June 30, 2011, December 31, 2010 and June 30, 2010, the Corporation had $47.8 million, $44.9 million and $43.0 million, respectively, of outstanding financial and performance standby letters of credit which expire in five years or less. The majority of these standby letters of credit are collateralized. At June 30, 2011, December 31, 2010 and June 30, 2010, the Corporation’s assessment determined there was $0.3 million of probable losses relating to standby letters of credit, which has been recorded as an other liability in the Corporation’s statement of financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of certain significant factors that have affected Chemical Financial Corporation’s (Corporation’s) financial condition and results of operations during the periods included in the consolidated financial statements included in this filing.
Critical Accounting Policies
The Corporation’s consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP) and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management has identified the determination of the allowance for loan losses, accounting for loans acquired in business combinations, pension plan accounting, income and other taxes, fair value measurements and the evaluation of goodwill impairment to be the accounting areas that require the most subjective or complex judgments, and as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the board of directors. The Corporation’s significant accounting policies are more fully described in Note 1 to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 and the more significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to those policies or the estimates made pursuant to those policies during the most recent quarter.
Acquisition of O.A.K. Financial Corporation
On April 30, 2010, the Corporation acquired 100% of O.A.K. Financial Corporation (OAK) for total consideration of $83.7 million. OAK, a bank holding company, owned Byron Bank, which provided traditional banking services and products through 14 banking offices serving communities in Ottawa, Allegan and Kent counties in west Michigan. At April 30, 2010, OAK had total assets of $820 million, including total loans of $627 million, and total deposits of $693 million, including brokered deposits of $193 million. The Corporation operated Byron Bank as a separate subsidiary from the acquisition date until July 23, 2010, the date Byron Bank was consolidated with and into Chemical Bank.
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
Summary
The Corporation’s net income was $11.0 million, or $0.40 per diluted share, in the second quarter of 2011, compared to net income of $9.2 million, or $0.33 per diluted share, in the first quarter of 2011 and net income of $4.4 million, or $0.17 per diluted share, in the second quarter of 2010. The increase in net income and earnings per share in the second quarter of 2011, compared to the first quarter of 2011, was primarily attributable to a lower provision for loan losses and lower operating expenses. The increase in net income and earnings per share in the second quarter of 2011, compared to the second quarter of 2010, was attributable to a lower provision for loan losses and the acquisition of OAK.
Return on average assets, on an annualized basis, in the second quarter of 2011 was 0.84%, compared to 0.70% in the first quarter of 2011 and 0.36% in the second quarter of 2010. Return on average equity, on an annualized basis, in the second quarter of 2011 was 7.8%, compared to 6.6% in the first quarter of 2011 and 3.3% in the second quarter of 2010.
Total assets were $5.20 billion at June 30, 2011, a decrease of $42 million, or 0.8%, from total assets of $5.25 billion at December 31, 2010 and an increase of $84 million, or 1.6%, from total assets of $5.12 billion at June 30, 2010. Total loans were $3.75 billion at June 30, 2011, an increase of $66 million, or 1.8%, from total loans of $3.68 billion at December 31, 2010 and an increase of $100 million, or 2.7%, from total loans of $3.65 billion at June 30, 2010. Total deposits were $4.25 billion at June 30, 2011, a decrease of $81 million, or 1.9%, from total deposits of $4.33 billion at December 31, 2010, and an increase of $52 million, or 1.2%, from total deposits of $4.20 billion at June 30, 2010.
At June 30, 2011, tangible shareholders’ equity was 8.9% of total assets, compared to 8.6% of total assets at December 31, 2010 and 8.8% of total assets at June 30, 2010.
Financial Condition
Total Assets
Total assets were $5.20 billion at June 30, 2011, a decrease of $42 million, or 0.8%, from total assets of $5.25 billion at December 31, 2010 and an increase of $84 million, or 1.6%, from total assets of $5.12 billion at June 30, 2010.
Interest-earning assets were $4.85 billion at June 30, 2011, a decrease of $64 million, or 1.3%, from interest-earning assets of $4.92 billion at December 31, 2010 and an increase of $86 million, or 1.8%, from interest-earning assets of $4.77 billion at June 30, 2010.
The increases in total assets and interest-earning assets during the twelve months ended June 30, 2011 were primarily attributable to loan growth. The decreases in total assets and interest-earning assets during the six months ended June 30, 2011 were primarily attributable to a decrease in interest-bearing deposits with the Federal Reserve Bank resulting from seasonal decreases in municipal customer deposits.
Investment Securities
The carrying value of investment securities totaled $802.5 million at June 30, 2011, an increase of $58.5 million, or 7.9%, from investment securities of $744.0 million at December 31, 2010 and a decrease of $8.7 million, or 1.1% from investment securities of $811.2 million at June 30, 2010. The increase in investment securities during the six months ended June 30, 2011 was primarily attributable to the Corporation investing a portion of its excess liquidity in collateralized mortgage obligations and taxable securities of state and political subdivisions with average maturities of approximately three years. At June 30, 2011, the Corporation’s investment securities portfolio consisted of $109.2 million in government sponsored agency debt obligations comprised primarily of senior bonds that were issued by the twelve regional Federal Home Loan Banks that make up the Federal Home Loan Bank System (FHLBanks), fixed rate government sponsored agency instruments backed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), the Federal Farm Credit Bank and the Small Business Administration, and variable rate instruments backed by the Student Loan Marketing Corporation; $224.5 million in state and political subdivisions debt obligations comprised primarily of general debt obligations of issuers primarily located in the State of Michigan; $115.6 million in residential mortgage-backed securities comprised primarily of fixed rate instruments backed by a U.S. government agency (Government National

Mortgage Association) or government sponsored enterprises (Freddie Mac and Fannie Mae); $284.2 million of collateralized mortgage obligations comprised primarily of variable rate instruments with average maturities of less than three years backed by the same U.S. government agency and government sponsored enterprises as the residential mortgage-backed securities; $56.9 million in corporate bonds comprised primarily of debt obligations of large national financial organizations; $1.6 million of preferred stock securities of two large banks; and $10.5 million of trust preferred securities (TRUPs) comprised primarily of a 100% interest in a TRUP of a non-public bank holding company in Michigan.
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
The Corporation’s investment securities portfolio with a carrying value of $802.5 million at June 30, 2011, had gross impairment of $7.8 million at that date. Management believed that the unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates on the investment securities and market illiquidity and not as a result of credit-related issues. Accordingly, at June 30, 2011, the Corporation believed the impairment in its investment securities portfolio was temporary in nature and, therefore, no impairment loss was realized in the Corporation’s consolidated statement of income for the six months ended June 30, 2011. However, due to market and economic conditions, other-than-temporary impairment (OTTI) may occur as a result of material declines in the fair value of investment securities in the future. A further discussion of the assessment of potential impairment and the Corporation’s process that resulted in the conclusion that the impairment was temporary in nature follows.
At June 30, 2011, the Corporation’s investment securities portfolio included government sponsored agencies, residential mortgage-backed securities and collateralized mortgage obligations, combined, with gross impairment of $0.6 million, state and political subdivisions securities with gross impairment of $1.2 million, corporate bonds with gross impairment of $0.2 million and trust preferred securities with gross impairment of $5.8 million. The amortized costs and fair values of investment securities are disclosed in Note 3 to the consolidated financial statements.
The government sponsored agencies, residential mortgage-backed securities and collateralized mortgage obligations, included in the available-for-sale investment securities portfolio, had a combined amortized cost of $504.6 million, with gross impairment of $0.6 million, at June 30, 2011. Virtually all of the impaired investment securities in these three categories are backed by the full faith and credit of the U.S. government, or a guarantee of a U.S. government agency or government sponsored enterprise. The Corporation determined that the impairment on these investment securities was attributable to the low level of market interest rates and that the impairment on these investment securities was temporary in nature at June 30, 2011.
The state and political subdivisions securities, included in the available-for-sale and the held-to-maturity investment securities portfolios, had an amortized cost totaling $223.3 million, with gross impairment of $1.2 million, at June 30, 2011. The majority of these investment securities are from issuers primarily located in the State of Michigan and are general obligations of the issuer, meaning that repayment of these obligations is funded by general tax collections of the issuer. The gross impairment was attributable to impaired state and political subdivisions securities with an amortized cost of $61 million, with the majority of these investment securities maturing beyond 2012. It was the Corporation’s assessment that the impairment on these investment securities was attributable to changes in market interest rates for these investment securities and the market’s perception of the Michigan economy causing illiquidity in the market for these investment securities and that the impairment on these investment securities was temporary in nature at June 30, 2011.

The Corporation’s corporate bond portfolio, included in the available-for-sale investment securities portfolio, had an amortized cost of $56.9 million, with gross impairment of $0.2 million, at June 30, 2011. All of the corporate bonds held at June 30, 2011 were of an investment grade, except a single issue investment security of Lehman Brothers Holdings Inc. (Lehman) with a remaining amortized cost of less than $0.1 million at June 30, 2011 and a corporate bond of American General Finance Corporation (AGFC). At June 30, 2011, the AGFC corporate bond had an amortized cost of $2.5 million and a maturity date of December 15, 2011. At June 30, 2011, the Corporation’s assessment was that it was probable that it would collect all of the contractual amounts due on the AGFC corporate bond. The investment grade ratings obtained for the balance of the corporate bond portfolio, with a gross impairment of $0.2 million at June 30, 2011, indicated that the obligors’ capacities to meet their financial commitments was “strong.” It was the Corporation’s assessment that the gross impairment of $0.2 million on the corporate bond portfolio at June 30, 2011 was attributable to the current level of market interest rates, and not due to credit-related issues, and that the impairment on the corporate bond portfolio was temporary in nature at June 30, 2011.
At June 30, 2011, the Corporation held two TRUPs in the held-to-maturity investment securities portfolio, with a combined amortized cost of $10.5 million that had gross impairment of $5.8 million. One TRUP, with an amortized cost of $10.0 million, represented a 100% interest in a TRUP of a non-public bank holding company in Michigan that was purchased in the second quarter of 2008. At June 30, 2011, the Corporation determined that the fair value of this TRUP was $4.5 million. The second TRUP, with an amortized cost of $0.5 million, represented a 10% interest in the TRUP of another non-public bank holding company in Michigan. At June 30, 2011, the Corporation determined the fair value of this TRUP was $0.2 million. The fair value measurements of the two TRUP investments were developed based upon market pricing observations of much larger banking institutions in an illiquid market adjusted by risk measurements. The fair values of the TRUPs were based on calculations of discounted cash flows, and further based upon both observable inputs and appropriate risk adjustments that market participants would make for performance, liquidity and issuer specifics. See the additional discussion of the development of the fair values of the TRUPs in Note 3 to the consolidated financial statements. Management reviewed financial information of the issuers of the TRUPs at June 30, 2011. Based on this review, the Corporation concluded that the significant decline in fair values of the TRUPs, compared to their amortized cost, was not attributable to materially adverse conditions specifically related to the issuers.
The issuer of the $10.0 million TRUP reported net income in the first and second quarter of 2011 and in each of the three years ended December 31, 2010 and was categorized as well-capitalized under applicable regulatory requirements during that time. Based on the Corporation’s analysis at June 30, 2011, it was the Corporation’s opinion that this issuer appeared to be a financially sound financial institution with sufficient liquidity to meet its financial obligations in 2011. Common stock cash dividends were paid throughout 2010 and 2009 by the issuer and the Corporation understands that the issuer’s management anticipates cash dividends to continue to be paid in the future. All scheduled interest payments on this TRUP have been made on a timely basis. The principal of $10.0 million of this TRUP matures in 2038, with interest payments due quarterly.
Based on the information provided by the issuer of the $10.0 million TRUP, it was the Corporation’s opinion that, as of June 30, 2011, there had been no material adverse changes in the issuer’s financial performance since the TRUP was issued and purchased by the Corporation and no indication that any material adverse trends were developing that would suggest that the issuer would be unable to make all future principal and interest payments under the TRUP. Further, based on the information provided by the issuer, the issuer appeared to be a financially viable financial institution with both the credit quality and liquidity necessary to meet its financial obligations in 2011. At June 30, 2011, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer or its subsidiaries. In reviewing all available information regarding the issuer, including past performance and its financial and liquidity position, it was the Corporation’s opinion that the future cash flows of the issuer supported the carrying value of the TRUP at its original cost of $10.0 million at June 30, 2011. While the total fair value of the TRUP was $5.5 million below the Corporation’s amortized cost at June 30, 2011, it was the Corporation’s assessment that, based on the overall financial condition of the issuer, the impairment was temporary in nature at June 30, 2011.
The issuer of the $0.5 million TRUP reported a small net loss in the first quarter of 2011 compared to larger net losses reported in 2010 and 2009. At June 30, 2011, the issuer was categorized as well-capitalized under applicable regulatory requirements. All scheduled interest payments on this TRUP have been made on a timely basis. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly. At June 30, 2011, the

Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer of this TRUP or any subsidiary. In reviewing all financial information regarding the $0.5 million TRUP, it was the Corporation’s opinion that the carrying value of this TRUP at its original cost of $0.5 million was supported by the issuer’s financial position at June 30, 2011, even though the fair value of the TRUP was $0.3 million below the Corporation’s amortized cost at June 30, 2011. It was the Corporation’s assessment that the impairment was temporary in nature at June 30, 2011.
At June 30, 2011, the Corporation expected to fully recover the entire amortized cost basis of each impaired investment security in its investment securities portfolio at that date. Furthermore, at June 30, 2011, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more likely-than-not that the Corporation would not have to sell any of its impaired investment securities before a full recovery of amortized cost. However, there can be no assurance that OTTI losses will not be recognized on the TRUPs or on any other investment security in the future.
Loans
Chemical Bank is a full-service commercial bank and, therefore, the acceptance and management of credit risk is an integral part of the Corporation’s business. At June 30, 2011, the Corporation’s loan portfolio was $3.75 billion and consisted of loans to commercial borrowers (commercial, real estate commercial, real estate construction and land development) totaling $2.05 billion, or 55% of total loans, loans to borrowers for the purpose of acquiring residential real estate totaling $826 million, or 22% of total loans, and loans to consumer borrowers (consumer installment and home equity) secured by various types of collateral totaling $872 million, or 23% of total loans, at that date. Loans at fixed interest rates comprised approximately 72% of the Corporation’s total loan portfolio at June 30, 2011 and December 31, 2010, compared to 73% at June 30, 2010.
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
Total loans were $3.75 billion at June 30, 2011, an increase of $66 million, or 1.8%, from total loans of $3.68 billion at December 31, 2010 and an increase of $100 million, or 2.7%, from total loans of $3.65 billion at June 30, 2010. The increase in total loans during the six months ended June 30, 2011 was due to increases in seasonal advances on commercial loan working lines of credit during the second quarter of 2011 and the Corporation originating $50 million of fifteen-year fixed-rate residential mortgage loans since year end 2010 that it held in its portfolio, as opposed to selling them in the secondary market as has been its general practice. A summary of the Corporation’s loan portfolio by category follows.
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
Commercial loans were $842.4 million at June 30, 2011, an increase of $23.4 million, or 2.9%, from commercial loans of $819.0 million at December 31, 2010 and an increase of $73.1 million, or 9.5%, from commercial loans of $769.3 million at June 30, 2010. The increase in commercial loans during the six months ended June 30, 2011 was primarily due to increases in seasonal advances on working lines of credit during the second quarter of 2011. Commercial loans represented 22.5% of the Corporation’s loan portfolio at June 30, 2011, compared to 22.2% and 21.1% at December 31, 2010 and June 30, 2010, respectively.
Real estate commercial loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Real estate commercial loans were $1.07 billion at June 30, 2011, a decrease of $11.4 million, or 1.1%, from real estate commercial loans of $1.08 billion at December 31, 2010 and a decrease of $16.3 million, or 1.5%, from real estate commercial loans of $1.08 million at June 30, 2010. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 64%, 33% and 3%, respectively, of the Corporation’s real estate commercial loans outstanding at June 30, 2011. Real estate commercial loans represented 28.4% of the Corporation’s loan portfolio at June 30, 2011, compared to 29.3% and 29.6% at December 31, 2010 and June 30, 2010, respectively.
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
Real estate construction and land development loans are primarily originated for land development and construction of commercial properties. Land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Real estate construction loans often convert to a real estate commercial loan at the completion of the construction period; however, most land development loans are originated with the intention that the loans will be repaid through the sale of finished properties by the developers within twelve months of the completion date. Real estate construction and land development loans were $142.4 million at June 30, 2011, a decrease of $0.2 million from real estate construction and land development loans of $142.6 million at December 31, 2010 and a decrease of $36.6 million, or 20.5%, from real estate construction and land development loans of $179.0 million at June 30, 2010. The Corporation’s land development loans totaled $51.2 million, $53.4 million and $59.6 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively, and consisted primarily of loans to develop land for the future construction of residential real estate properties. Real estate construction and land development loans represented 3.8% of the Corporation’s loan portfolio at June 30, 2011, compared to 3.9% and 4.9% at December 31, 2010 and June 30, 2010, respectively.
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
The Corporation’s commercial loan portfolio, comprised of commercial, real estate commercial, real estate construction and land development loans, is well diversified across business lines and has no concentration in any one industry. The commercial loan portfolio totaling $2.05 billion at June 30, 2011 included 140 loan relationships of $2.5 million or greater. These 140 borrowing relationships totaled $745.5 million and represented 36.4% of the commercial loan portfolio at June 30, 2011 and included 11 borrowing relationships that had outstanding balances of $10 million or higher, totaling $151.7 million, or 7.4%, of the commercial loan portfolio at that date. Further, the Corporation had nine loan relationships at June 30, 2011 with loan balances greater than $2.5 million and less than

$10 million, totaling $58.3 million, that had unfunded credit amounts that, if advanced, could result in a loan relationship of $10 million or more.
Real estate residential loans consist primarily of one- to four-family residential loans with fixed interest rates of fifteen years or less. The Corporation has historically sold fixed interest rate real estate residential loans originated with maturities of fifteen years and over in the secondary market. However, during 2010 and the first six months of 2011, the Corporation originated $71 million and $50 million, respectively, of fifteen year fixed rate real estate residential loans that it retained in its portfolio. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance.
Real estate residential loans were $825.9 million at June 30, 2011, an increase of $27.9 million, or 3.5%, from real estate residential loans of $798.0 million at December 31, 2010 and an increase of $57.7 million, or 7.5%, from real estate residential loans of $768.2 million at June 30, 2010. The increases in real estate residential loans from December 31, 2010 and from June 30, 2010 were due to the Corporation electing to hold in its portfolio fifteen-year term fixed interest rate real estate residential loans, as previously discussed, that historically have been sold in the secondary market. While real estate residential loans have historically involved the least amount of credit risk in the Corporation’s loan portfolio, the risk on these loans has increased with the increase in the unemployment rate in the State of Michigan and the decrease in real estate property values in the State of Michigan. Real estate residential loans also include loans to consumers for the construction of single family residences that are secured by these properties. Real estate residential construction loans to consumers were $16.5 million at June 30, 2011, compared to $15.3 million at December 31, 2010 and $18.0 million at June 30, 2010. Real estate residential loans represented 22.0% of the Corporation’s loan portfolio at June 30, 2011, compared to 21.7% and 21.1% at December 31, 2010 and June 30, 2010, respectively.
The Corporation’s consumer loans consist of relatively small loan amounts to consumers to finance personal items; primarily automobiles, recreational vehicles, boats and home improvements. These loans are spread across many individual borrowers, which minimizes the risk per loan transaction. Collateral values, particularly those of automobiles, recreational vehicles and boats, are negatively impacted by many factors, such as new car promotions, the physical condition of the collateral and even more significantly, overall economic conditions. Consumer loans also include home equity loans, whereby consumers utilize equity in their personal residence, generally through a second mortgage, as collateral to secure the loan.
Consumer installment and home equity loans (collectively referred to as consumer loans) were $871.8 million at June 30, 2011, an increase of $26.8 million from consumer loans of $845.0 million at December 31, 2010 and an increase of $22.1 million, or 2.6%, from consumer loans of $849.7 million at June 30, 2010. The increase in consumer loans from December 31, 2010 was due to the Corporation’s extended consumer loan promotional program. Consumer loans include indirect loans for automobile, recreational vehicle and boat financing purchased from dealerships. At June 30, 2011, approximately 45% of consumer loans were secured by the borrowers’ personal residences (primarily second mortgages), 24% by automobiles, 19% by recreational vehicles, 9% by marine vehicles and the remaining 3% was mostly unsecured. Consumer loans represented 23.3% of the Corporation’s loan portfolio at June 30, 2011, compared to 22.9% and 23.3% at December 31, 2010 and June 30, 2010, respectively.
Consumer loans generally have shorter terms than residential mortgage loans, but generally involve more credit risk than real estate residential lending because of the type and nature of the collateral. The Corporation originates consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer lending collections are dependent on the borrowers’ continuing financial stability and are more likely to be affected by adverse personal situations. The unemployment rate in the State of Michigan was 10.5% at June 30, 2011, down from 11.1% at December 31, 2010, and 12.6% at June 30, 2010, although higher than the national average of 9.2% at June 30, 2011. The Corporation has experienced decreases in losses on consumer loans, with net loan losses totaling 70 basis points (annualized) of average consumer loans during the first six months of 2011, compared to 116 basis points of average consumer loans in 2010. The credit risk on home equity loans has historically been low as property values of residential real estate have historically increased year over year. However, credit risk has increased since the beginning of 2008 as property values have declined throughout the State of Michigan, thus increasing the risk of insufficient collateral, and in many instances no collateral on some home equity loans, as the majority of these loans are secured by a second mortgage on the borrowers’ residences.

Nonperforming Assets
Nonperforming assets consist of originated loans for which the accrual of interest has been discontinued (nonaccrual loans), originated loans that are past due as to principal or interest by 90 days or more and are still accruing interest and originated loans that have been modified under troubled debt restructurings (TDRs) due to a decline in the credit quality of the borrower that have not satisfied the Corporation’s payment policy (as described below) to be considered performing (collectively referred to as nonperforming loans) and assets obtained through foreclosures and repossessions, including foreclosed and repossessed assets acquired as a result of the OAK transaction. The Corporation transfers an originated loan that is 90 days or more past due to nonaccrual status (except for real estate residential loans that are transferred at 120 days past due), unless it believes the loan is both well-secured and in the process of collection. Accordingly, the Corporation has determined that the collection of accrued and unpaid interest on any originated loan that is 90 days or more past due (120 days or more past due on real estate residential loans) and still accruing interest is probable. TDRs continue to be reported as nonperforming loans until a six-month payment history of principal and interest payments is sustained in accordance with the loan modification, at which time the Corporation moves the loan to a performing TDR status.
Nonperforming assets were $160.5 million at June 30, 2011, compared to $172.2 million at March 31, 2011 and $175.2 million at December 31, 2010, and represented 3.08%, 3.23% and 3.34%, respectively, of total assets. The decline in nonperforming assets during the second quarter of 2011 was primarily attributable to the Corporation classifying $12.9 million of nonperforming TDRs to performing status during the quarter due to the borrowers’ sustained repayment history under the modified loan terms. It is management’s belief that the elevated levels of nonperforming assets are primarily attributable to the unfavorable economic climate within the State of Michigan, that has existed for more than four years, which has resulted in cash flow difficulties being encountered by many business and consumer loan customers. The unemployment rate in Michigan was 10.5% at June 30, 2011, compared to 9.2% nationwide. The Corporation’s nonperforming assets are not concentrated in any one industry or any one geographical area within Michigan, other than $9.1 million in nonperforming land development loans. At June 30, 2011, there were four commercial loan relationships exceeding $2.5 million, totaling $15.9 million, that were in nonperforming status. Based on declines in both residential and commercial real estate appraised values due to the weakness in the Michigan economy over the past several years, management continues to evaluate and, when appropriate, discount appraised values and obtain new appraisals to compute estimated fair market values of impaired real estate secured loans and other real estate properties. Due to the economic climate within Michigan, it is management’s belief that nonperforming assets will remain at elevated levels throughout 2011.

The following schedule provides a summary of nonperforming assets, including the composition of nonperforming loans, by major loan category.
Nonperforming Assets

	June 30,	March 31,	December 31,
	2011	2011	2010
	(In thousands)
Nonaccrual loans:
Commercial	$14,386	$15,672	$16,668
Real estate commercial	57,324	59,931	60,558
Real estate construction and land development	8,933	9,414	8,967
Real estate residential	17,809	15,505	12,083
Consumer installment and home equity	6,898	5,774	4,686

Total nonaccrual loans	105,350	106,296	102,962

Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	629	455	530
Real estate commercial	143	459	1,350
Real estate construction and land development	—	—	1,220
Real estate residential	1,729	191	3,253
Consumer installment and home equity	1,243	1,091	1,055

Total accruing loans contractually past due 90 days or more as to interest or principal payments	3,744	2,196	7,408

TDRs:
Commercial and real estate commercial	15,443	15,201	15,057
Real estate residential	11,392	22,166	22,302

Total nonperforming TDRs	26,835	37,367	37,359

Total nonperforming loans	135,929	145,859	147,729
Other real estate and repossessed assets(1)	24,607	26,355	27,510

Total nonperforming assets	$160,536	$172,214	$175,239

Nonperforming loans as a percent of total loans	3.63%	3.96%	4.01%

Nonperforming assets as a percent of total assets	3.08%	3.23%	3.34%

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held for sale, including properties acquired as a result of the OAK transaction.
The following schedule provides the composition of nonperforming loans, by major loan category.

	June 30, 2011		March 31, 2011		December 31, 2010
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
			(In thousands)
Commercial	$20,186	15%	$21,946	15%	$22,511	15%
Real estate commercial	67,620	50	69,772	48	71,652	49
Real estate construction and land development	9,052	6	9,414	6	10,187	7

Subtotal	96,858	71	101,132	69	104,350	71
Real estate residential	30,930	23	37,862	26	37,638	25
Consumer installment and home equity	8,141	6	6,865	5	5,741	4

Total nonperforming loans	$135,929	100%	$145,859	100%	$147,729	100%

Total nonperforming loans were $135.9 million at June 30, 2011, a decrease of $10.0 million, or 6.9%, compared to $145.9 million at March 31, 2011 and a decrease of $11.8 million, or 8.0%, compared to $147.7 million at December 31, 2010. The Corporation’s nonperforming loans to commercial borrowers (commercial, real estate commercial and real estate construction and land development), including TDRs, were $96.9 million at June 30, 2011, a decrease of $4.2 million, or 4.2%, from $101.1 million at March 31, 2011 and a decrease of $7.5 million, or 7.2%, from $104.4 million at December 31, 2010. Nonperforming loans to commercial borrowers comprised 71% of total nonperforming loans at June 30, 2011, compared to 69% at March 31, 2011 and 71% at December 31, 2010. The majority of the Corporation’s 2011 net loan charge-offs occurred within these three commercial loan categories, with 63% and 70% of net loan charge-offs during the three and six months ended June 30, 2011, respectively, attributable to commercial borrowers. Nonperforming real estate residential loans, including TDRs, were $30.9 million at June 30, 2011, a decrease of $7.0 million, or 18%, from $37.9 million at March 31, 2011 and a decrease of $6.7 million, or 18%, from $37.6 million at December 31, 2010. Nonperforming consumer loans were $8.1 million at June 30, 2011, an increase of $1.2 million, or 17%, from $6.9 million at March 31, 2011 and an increase of $2.4 million, or 42%, from $5.7 million at December 31, 2010. The decline in nonperforming loans during the second quarter of 2011 was primarily attributable to the Corporation classifying $12.9 million of nonperforming TDRs ($2.1 million of TDRs-commercial and real estate commercial and $10.8 million of TDRs-real estate residential) to performing status during the quarter due to the borrowers’ sustained repayment history in accordance with the loan modification.
The following schedule summarizes changes in nonaccrual loans during the three and six months ended June 30, 2011.

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	(In thousands)
Balance at beginning of period	$106,296	$102,962
Additions during period	17,687	39,462
Principal balances charged off	(7,027)	(15,192)
Transfers to other real estate/repossessed assets	(2,386)	(4,305)
Return to accrual status	(1,519)	(6,342)
Payments received	(7,701)	(11,235)

Balance at end of period	$105,350	$105,350

The following schedule presents data related to nonperforming loans to commercial borrowers by dollar amount at June 30, 2011, March 31, 2011 and December 31, 2010.

	June 30, 2011		March 31, 2011		December 31, 2010
	Number of		Number of		Number of
	Borrowers	Amount	Borrowers	Amount	Borrowers	Amount
			(In thousands)
$5,000,000 or more	1	$7,114	1	$7,277	1	$7,227
$2,500,000 - $4,999,999	3	8,834	4	11,577	6	17,071
$1,000,000 - $2,499,999	16	28,552	17	28,684	18	29,246
$500,000 - $999,999	21	14,999	23	15,827	22	14,483
$250,000 - $499,999	56	20,386	54	19,999	50	18,188
Under $250,000	192	16,973	187	17,768	202	18,135

Total	289	$96,858	286	$101,132	299	$104,350

Nonperforming commercial loans were $20.2 million at June 30, 2011, a decrease of $1.7 million, or 7.8%, from $21.9 million at March 31, 2011 and a decrease of $2.3 million, or 10%, from $22.5 million at December 31, 2010. The nonperforming commercial loans at June 30, 2011 were not concentrated in any single industry.
Nonperforming real estate commercial loans were $67.6 million at June 30, 2011, a decrease of $2.2 million, or 3.2%, from $69.8 million at March 31, 2011 and a decrease of $4.1 million, or 5.7% from $71.7 million at December 31, 2010. At June 30, 2011, the Corporation’s nonperforming real estate commercial loans were comprised of $35.6 million of loans secured by owner occupied real estate, $24.2 million of loans secured by non-owner occupied real estate and $7.8 million of loans secured by vacant land, resulting in approximately 7% of owner occupied real estate commercial loans, 11% of non-owner occupied real estate commercial loans and 32% of vacant land loans in a nonperforming status at June 30, 2011. At June 30, 2011, the Corporation’s nonperforming real estate commercial loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation’s market areas. The largest concentration of the $67.6 million in nonperforming real estate commercial loans at June 30, 2011 was one customer relationship totaling $6.8 million that was secured by a combination of vacant land and non-owner occupied commercial real estate. This same customer relationship had another $0.3 million included in nonperforming real estate construction and land development loans. At June 30, 2011, $16.4 million of the nonperforming real estate commercial loans were in various stages of foreclosure with 61 borrowers. Challenges remain in the Michigan economy, thus creating a difficult business environment for many lines of business across the state.
Nonperforming real estate construction and land development loans were $9.1 million at June 30, 2011, a decrease of $0.3 million, or 3.2%, from $9.4 million at March 31, 2011 and a decrease of $1.1 million, or 11%, from $10.2 million at December 31, 2010. At June 30, 2011, all of the nonperforming real estate construction and land development loans were land development loans secured primarily by residential real estate improved lots and housing units. The $9.1 million of nonperforming loans secured by land development projects represented 27% of total originated land development loans outstanding of $33.1 million at June 30, 2011. The economy in Michigan has adversely impacted housing demand throughout the state and, accordingly, a significant percentage of the Corporation’s residential real estate development borrowers have experienced cash flow difficulties associated with a significant decline in sales of both lots and residential real estate.
Nonperforming real estate residential loans were $30.9 million at June 30, 2011, a decrease of $7.0 million, or 18%, from $37.9 million at March 31, 2011 and a decrease of $6.7 million, or 18%, from $37.6 million at December 31, 2010. The decrease at June 30, 2011 was attributable to the Corporation classifying $10.8 million of real estate residential TDRs as performing TDRs during the second quarter of 2011 due to the borrowers’ sustained repayment history. At June 30, 2011, a total of $9.5 million of nonperforming real estate residential loans were in various stages of foreclosure.
Nonperforming consumer loans were $8.1 million at June 30, 2011, an increase of $1.2 million, or 17%, from $6.9 million at March 31, 2011 and an increase of $2.4 million, or 42%, from $5.7 million at December 31, 2010.
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
The Corporation’s nonperforming TDRs-commercial and real estate commercial generally consist of allowing borrowers to defer scheduled principal payments and make interest only payments for a short period of time (generally six months to one year) at the stated interest rate of the original loan agreement or lower payments due to a modification of the loan’s contractual terms. The outstanding balance of these loans was $15.4 million at June 30, 2011, compared to $15.2 million at March 31, 2011 and $15.1 million at December 31, 2010. The Corporation does not expect to incur a loss on these loans based on its assessment of the borrowers’ expected cash flows, and accordingly, no additional provision for loan losses has been recognized related to these loans. These loans are individually evaluated for impairment and transferred to nonaccrual status if conditions change and it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the modified contractual terms of the loan. During the second quarter of 2011, the Corporation classified $2.1 million of nonperforming TDRs-commercial and real estate commercial as performing TDRs due to the borrowers’ sustained repayment history.
The Corporation’s nonperforming TDRs-real estate residential generally consist of reducing a borrower’s monthly payments by decreasing the interest rate charged on the loan to 3% for a specified period of time (generally 24 months). The outstanding loan balance of these loans was $11.4 million at June 30, 2011, compared to $22.2 million at March 31, 2011 and $22.3 million at December 31, 2010. The decrease during the second quarter of 2011 was attributable to the Corporation classifying $10.8 million of nonperforming TDRs-real estate residential as performing TDRs due to the borrowers’ sustained repayment history. The Corporation recognized $0.1 million and $0.2 million of additional provision for loan losses during the three and six months ended June 30, 2011, respectively, related to impairment on these loans based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. These loans are moved to nonaccrual status when the loan becomes ninety days past due as to principal or interest, or sooner if conditions warrant.
Other real estate and repossessed assets is a component of nonperforming assets that includes residential and commercial real estate and development properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and also other personal and commercial assets. Other real estate and repossessed assets were $24.6 million at June 30, 2011, a decrease of $1.8 million, or 6.8%, from $26.4 million at March 31, 2011 and a decrease of $2.9 million, or 11%, from $27.5 million at December 31, 2010.
The following schedule provides the composition of other real estate and repossessed assets.

	June 30,	March 31,	December 31,
	2011	2011	2010
	(In thousands)
Other real estate:
Vacant land	$7,811	$8,501	$9,149
Commercial properties	8,564	9,102	8,604
Residential real estate properties	5,236	5,088	6,189
Residential development properties	2,529	3,106	3,035

Total other real estate	24,140	25,797	26,977
Repossessed assets	467	558	533

Total other real estate and repossessed assets	$24,607	$26,355	$27,510

The following schedule summarizes other real estate and repossessed asset activity during the three and six months ended June 30, 2011.

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	(In thousands)
Balance at beginning of period	$26,355	$27,510
Additions	3,443	6,085
Write-downs to fair value	(430)	(924)
Dispositions	(4,761)	(8,064)

Balance at end of period	$24,607	$24,607

The historically large inventory of real estate properties for sale across the State of Michigan has resulted in an increase in the Corporation’s carrying time and cost of holding other real estate. Consequently, the Corporation had $11.0 million in real estate properties at June 30, 2011 that had been held in excess of one year as of that date, of which $2.6 million was vacant land, $4.1 million were commercial properties, $2.3 million were residential real estate properties and $2.0 million were residential development properties. Due to the redemption period on foreclosures being relatively long in Michigan (six months to one year) and the Corporation having a significant number of nonperforming loans that were in the process of foreclosure at June 30, 2011, it is anticipated that the level of other real estate will remain at elevated levels throughout 2011. Other real estate properties are carried at the lower of cost or fair value less estimated costs to sell.
At June 30, 2011, all of the other real estate properties had been written down to fair value through either a charge-off at the transfer of the loan to other real estate, a write-down recorded as an operating expense to recognize a further market value decline of the property after the initial transfer date or recording at fair value in conjunction with the OAK acquisition. Accordingly, at June 30, 2011, the carrying value of other real estate of $24.1 million was reflective of $33.9 million in fair value adjustments, resulting in the carrying value at June 30, 2011 representing 42% of the contractual loan balance remaining at the time the property was transferred to other real estate.
There were 125 other real estate properties sold during the first six months of 2011 for net proceeds of $7.1 million. On an average basis, the net proceeds from these sales represented 112% of the carrying value of the property at the time of sale, although the net proceeds represented 42% of the remaining contractual loan balance at the time the Corporation received title to the properties.
Impaired Loans
A loan is considered impaired when management determines it is probable that all of the principal and interest due will not be collected according to the original contractual terms of the loan agreement. In most instances, impairment is measured based on the fair market value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. A portion of the allowance for loan losses may be specifically allocated to impaired loans. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from amounts estimated. A discussion of the allowance for loan losses is included under the subheading, “Allowance for Loan Losses,” below.
Impaired loans totaled $163.6 million at June 30, 2011, an increase of $2.2 million, compared to $161.4 million at March 31, 2011 and an increase of $1.9 million, compared to $161.7 million at December 31, 2010. A summary of impaired loans at June 30, 2011, March 31, 2011 and December 31, 2010 follows:

	June 30,	March 31,	December 31,
	2011	2011	2010
	(In thousands)
Nonaccrual loans:
Commercial borrowers	$80,643	$85,017	$86,193
Consumer borrowers	24,707	21,279	16,769
Nonperforming TDRs:
Commercial borrowers	15,443	15,201	15,057
Real estate residential	11,392	22,166	22,302
Performing TDRs:
Commercial borrowers	2,125	—	—
Real estate residential	10,764	—	—
Acquired loans not performing in accordance with original contractual terms	18,570	17,747	21,385

Total impaired loans	$163,644	$161,410	$161,706

After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, it was determined that impaired loans to commercial borrowers totaling $39.2 million at June 30, 2011 required a specific allocation of the allowance for loan losses (valuation allowance), compared to $37.9 million at March 31, 2011 and $44.9 million at December 31, 2010.

The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance at June 30, 2011, March 31, 2011 and December 31, 2010 and partial loan charge-offs (confirmed losses) taken on these impaired loans:

				Cumulative
				Inherent
		Valuation	Confirmed	Loss
	Amount	Allowance	Losses	Percentage
		(In thousands)
June 30, 2011
Impaired originated loans to commercial borrowers:
With valuation allowance and no charge-offs	$24,196	$5,987	$—	25%
With valuation allowance and charge-offs	14,988	4,889	3,563	46
With charge-offs and no valuation allowance	29,582	—	19,021	39
Without valuation allowance or charge-offs	29,445	—	—	—

Total	98,211	$10,876	$22,584	28%

Impaired acquired loans	18,570

Total impaired loans to commercial borrowers	$116,781

March 31, 2011
Impaired originated loans to commercial borrowers:
With valuation allowance and no charge-offs	$23,697	$7,595	$—	32%
With valuation allowance and charge-offs	14,226	3,581	3,157	39
With charge-offs and no valuation allowance	26,492	—	20,120	43
Without valuation allowance or charge-offs	35,804	—	—	—

Total	100,219	$11,176	$23,277	28%

Impaired acquired loans	17,747

Total impaired loans to commercial borrowers	$117,966

December 31, 2010
Impaired originated loans to commercial borrowers:
With valuation allowance and no charge-offs	$33,056	$12,015	$—	36%
With valuation allowance and charge-offs	11,795	2,951	1,551	34
With charge-offs and no valuation allowance	20,033	—	18,277	48
Without valuation allowance or charge-offs	36,366	—	—	—

Total	101,250	$14,966	$19,828	29%

Impaired acquired loans	21,385

Total impaired loans to commercial borrowers	$122,635

Confirmed losses represent partial loan charge-offs on impaired loans due primarily to the receipt of a recent third-party property appraisal indicating the value of the collateral securing the loan is below the loan balance and management believes the full collection of the loan balance is not likely.
The Corporation’s valuation allowance for impaired commercial, real estate commercial and real estate construction and land development loans was $10.9 million at June 30, 2011, a decrease of $0.3 million from $11.2 million at March 31, 2011 and a decrease of $4.1 million from $15.0 million at December 31, 2010. The decrease in the valuation allowance is primarily reflective of partial loan charge-offs of impaired loans during the three and six months ended June 30, 2011 combined with stability in the credit quality of the loan portfolio. Additionally, the Corporation had a valuation allowance attributable to TDRs-real estate residential of $0.7 million at June 30, 2011, compared to $0.8 million at both March 31, 2011 and December 31, 2010. The Corporation’s TDRs-commercial borrowers of $15.4 million, $15.2 million and $15.1 million at June 30, 2011, March 31, 2011 and December 31, 2010, respectively, did not require a valuation allowance as the Corporation expects to collect the full principal and interest owed on each loan.

Impaired loans included acquired loans totaling $18.6 million, $17.7 million and $21.4 million at June 30, 2011, March 31, 2011 and December 31, 2010, respectively, that were not performing in accordance with the original contractual terms of the loans. At June 30, 2011, March 31, 2011 and December 31, 2010, there was no valuation allowance required for acquired impaired loans, as no material changes in expected cash flows had occurred since the acquisition date. These loans were recorded at their estimated fair value, which included estimated credit losses, at the acquisition date and are considered performing due to the application of ASC 310-30 as discussed in Note 1 to the consolidated financial statements under the subheading, Loans Acquired in a Business Combination.
Allowance for Loan Losses
The allowance for loan losses (allowance) provides for probable losses in the originated loan portfolio that have been identified with specific customer relationships and for probable losses believed to be inherent in the remainder of the originated loan portfolio but that have not been specifically identified. The allowance is comprised of specific valuation allowances (assessed for originated loans that have known credit weaknesses), pooled allowances based on assigned risk ratings and historical loan loss experience for each loan type, and an unallocated allowance for imprecision in the subjective nature of the specific and pooled allowance methodology. Management evaluates the allowance on a quarterly basis in an effort to ensure the level is adequate to absorb probable losses inherent in the loan portfolio. This evaluation process is inherently subjective as it requires estimates that may be susceptible to significant change and has the potential to affect net income materially. The Corporation’s methodology for measuring the adequacy of the allowance includes several key elements, which includes a review of the loan portfolio, both individually and by category, and includes consideration of changes in the mix and volume of the loan portfolio, actual loan loss experience, review of collateral values, the financial condition of the borrowers, industry and geographical exposures within the portfolio, economic conditions and employment levels of the Corporation’s local markets and other factors affecting business sectors. Management believes that the allowance is currently maintained at an appropriate level, considering the inherent risk in the loan portfolio. Future significant adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies or the level of loan losses incurred.
The Corporation’s allowance at June 30, 2011 did not include losses inherent in the acquired loan portfolio, as an allowance was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair value at the date of acquisition, with the estimated fair value including a component for expected credit losses. A portion of the allowance, however, may be set aside in the future, related to the acquired loans, if an acquired loan pool experiences a decrease in expected cash flows as compared to those expected at the acquisition date. An allowance related to acquired loans was not required at June 30, 2011 due to no material changes in expected cash flows since the date of acquisition.
The Corporation’s allowance was $89.7 million at both June 30, 2011 and March 31, 2011, compared to $89.5 million at both December 31, 2010 and June 30, 2010. The allowance as a percentage of originated loans was 2.78% at June 30, 2011, compared to 2.85% at March 31, 2011, 2.86% at December 31, 2010 and 2.95% at June 30, 2010. The allowance as a percentage of nonperforming loans was 66% at June 30, 2011 compared to 61% at both March 31, 2011 and December 31, 2010 and 63% at June 30, 2010. The allowance as a percentage of nonperforming loans, net of impaired originated loans for which the expected loss has been charged-off, was 84% at June 30, 2011, compared to 75% at March 31, 2011, 70% at December 31, 2010 and 74% at June 30, 2010.
The following schedule summarizes the allowance as a percentage of nonperforming loans.

	June 30,	March 31,	December 31,
	2011	2011	2010
	(In thousands)
Allowance for loan losses	$89,733	$89,674	$89,530
Nonperforming loans	135,929	145,859	147,729
Allowance as a percent of nonperforming loans	66%	61%	61%
Allowance as a percent of nonperforming loans, net of impaired originated loans for which the expected loss has been charged-off	84%	75%	70%

Economic conditions in the Corporation’s markets, all within Michigan, were generally less favorable than those nationwide during 2010. Economic challenges remain in Michigan and are expected to continue in 2011. Accordingly, management believes net loan losses, delinquencies and nonperforming loans will remain at elevated levels during 2011.
Total Deposits
Total deposits were $4.25 billion at June 30, 2011, a decrease of $81 million, or 1.9%, from total deposits of $4.33 billion at December 31, 2010, and an increase of $52 million, or 1.2%, from total deposits of $4.20 billion at June 30, 2010. The decrease in total deposits from year end 2010 was primarily attributable to the Corporation paying off brokered deposits acquired in the OAK transaction. The increase in total deposits for the twelve-month period ended June 30, 2011 was primarily attributable to growth in customer deposits of $141 million during the twelve-month period ended June 30, 2011 that was offset by the Corporation paying off maturing brokered deposits that were acquired in the OAK transaction. At June 30, 2011, the Corporation had $110 million in remaining brokered deposits that were acquired in the OAK acquisition. The Corporation intends to continue to use its liquidity to pay off brokered deposits as they mature, with $26 million maturing during the remainder of 2011.
The Corporation’s competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation’s markets during 2010 and the first six months of 2011, the Corporation’s increased efforts to expand its deposit relationships with existing customers, the Corporation’s financial strength and a general trend in customers holding more liquid assets, resulted in the Corporation experiencing a significant increase in customer deposits during 2010. Total deposits increased $141 million, excluding brokered deposits acquired in the OAK transaction, during the twelve months ended June 30, 2011, while during the same time frame, the Corporation experienced a decrease in the average cost of its deposits.
Borrowed Funds
Short-term borrowings, comprised of securities sold under agreements to repurchase with customers, were $276.6 million at June 30, 2011, compared to $242.7 million at December 31, 2010 and $242.3 million at June 30, 2010. Securities sold under agreements to repurchase are funds deposited by customers that are secured by investment securities that are owned by Chemical Bank, although not covered by FDIC insurance. These funds have been a stable source of liquidity for Chemical Bank, much like its core deposit base. The increase of $34.3 million in securities sold under agreements to repurchase during the twelve-month period ended June 30, 2011, was primarily due to increases attributable to municipal and business customers. The Corporation’s securities sold under agreements to repurchase do not qualify as sales for accounting purposes.
Federal Home Loan Bank (FHLB) advances are comprised of borrowings from the FHLB that have original maturities of greater than one year. FHLB advances totaled $71.9 million at June 30, 2011, compared to $74.1 million at December 31, 2010 and $86.6 million at June 30, 2010. On April 30, 2010, the Corporation acquired $35.9 million of FHLB advances in conjunction with the OAK acquisition, of which $21.9 million were outstanding at June 30, 2011. FHLB advances are secured under a blanket security agreement of real estate residential first lien loans with an aggregate book value equal to at least 155% of the advances. At June 30, 2011, the carrying value of real estate residential first lien loans eligible for collateral under the blanket security agreement was $774 million.
The scheduled principal reductions on FHLB advances outstanding at June 30, 2011, including amortization of the unamortized fair value premium of $0.8 million attributable to the OAK acquisition, were as follows (in thousands):

2011	$28,871
2012	8,767
2013	28,025
2014	5,734
2015	531

Total	$71,928

At June 30, 2011, the Corporation’s additional borrowing availability through the FHLB, based on the amount of FHLB stock owned by the Corporation and subject to the FHLB’s credit requirements and policies, was $269 million. At June 30, 2011, the Corporation had agreements in place to obtain up to $30 million in additional liquidity through borrowings from the Federal Reserve Bank’s discount window at the Corporation’s discretion.
Credit Related Commitments
The Corporation has credit related commitments that may impact its liquidity. The following schedule summarizes the Corporation’s loan commitments and expected expiration dates by period at June 30, 2011. Since many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.

				More
	Less than	1-3	3-5	than
	1 year	years	years	5 years	Total
		(In thousands)
Unused commitments to extend credit	$427,243	$98,757	$65,227	$58,928	$650,155
Loan commitments	157,125	—	—	—	157,125
Standby letters of credit	30,741	13,243	3,795	10	47,789

Total commitments	$615,109	$112,000	$69,022	$58,938	$855,069

Capital
Total shareholders’ equity was $570.6 million at June 30, 2011, compared to $560.1 million at December 31, 2010 and $556.1 million at June 30, 2010. Total shareholders’ equity as a percentage of total assets was 11.0% as of June 30, 2011, compared to 10.7% at December 31, 2010 and 10.9% at June 30, 2010. Tangible shareholders’ equity as a percentage of total assets was 8.9% at June 30, 2011, compared to 8.6% at December 31, 2010 and 8.8% at June 30, 2010.
The Corporation and Chemical Bank continue to maintain strong capital positions which significantly exceeded the minimum levels prescribed by the Federal Reserve at June 30, 2011, as shown in the following schedule:

		Tier 1	Total
		Risk-Based	Risk-Based
	Leverage	Capital	Capital
Actual Ratio:
Chemical Financial Corporation	8.6%	11.7%	13.0%
Chemical Bank	8.5	11.5	12.7
Minimum required for capital adequacy purposes	4.0	4.0	8.0
Minimum required for “well-capitalized” capital adequacy purposes	5.0	6.0	10.0
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
Net interest income (FTE) was $46.5 million in the second quarter of 2011, compared to $44.0 million in the second quarter of 2010 and $46.5 million in the first quarter of 2011. The increase in net interest income (FTE), compared to the second quarter of 2010, was primarily attributable to the acquisition of OAK on April 30, 2010.
The presentation of net interest income on an FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $1.3 million and $1.1 million for the second quarters of 2011 and 2010, respectively and $1.3 million for the first quarter of 2011. These adjustments were computed using a 35% federal income tax rate.
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
The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 3.25% at the end of 2008 and remained at this historically low rate through June 30, 2011.
Net interest income (FTE) of $46.5 million in the second quarter of 2011 was $2.6 million, or 5.9%, higher than net interest income (FTE) of $44.0 million in the second quarter of 2010. The increase was due to an increase in the average volume of interest-earning assets that was partially offset by an increase in the volume of interest-bearing liabilities. The increases were primarily attributable to the acquisition of OAK on April 30, 2010. The average volume of interest-earning assets in the second quarter of 2011 increased $393.8 million, or 8.7%, compared to the second quarter of 2010. The average volume of interest-bearing liabilities in the second quarter of 2011 increased $230.7 million, or 6.4%, compared to the second quarter of 2010. Net interest margin was 3.78% in the second quarter of 2011, compared to 3.88% in the second quarter of 2010. The average yield on interest-earning assets decreased 32 basis points to 4.45% in the second quarter of 2011, from 4.77% in the second quarter of 2010, with the decline partially attributable to the Corporation maintaining a higher level of liquidity during the second quarter of 2011 than in the second quarter of 2010. The Corporation’s average cash deposits held at the Federal Reserve Bank of Chicago (FRB) during the second quarter of 2011 were $424 million, compared to $289 million during the second quarter of 2010. These cash deposits earned an interest rate of approximately 25 basis points. The average cost of interest-bearing liabilities decreased 26 basis points to 0.85% in the second quarter of 2011, from 1.11% in the second quarter of 2010. The decrease in the cost of interest-bearing liabilities was attributable primarily to the lag effect of declines in market interest rates beginning in 2008 and the Corporation utilizing its excess liquidity to pay-off maturing higher-rate FHLB advances.
Net interest income (FTE) was $46.5 million in both the second quarter and first quarter of 2011. The average volume of interest-earning assets and interest-bearing liabilities in the second quarter of 2011 was relatively flat, compared to the first quarter of 2011. Net interest margin was 3.78% in both the second quarter and first quarter of 2011. The average yield on interest-earning assets decreased 3 basis points to 4.45% in the second quarter of 2011, from 4.48% in the first quarter of 2011. The average cost of interest-bearing liabilities decreased 2 basis points to 0.85% in the second quarter of 2011 from 0.87% in the first quarter of 2011. The decrease in the yield on interest-earning assets and the cost of interest-bearing liabilities was primarily attributable to the continued historic low interest rate environment.
The Corporation’s balance sheet has historically been liability sensitive, meaning that interest-bearing liabilities have generally repriced more quickly than interest-earning assets. Therefore, the Corporation’s net interest margin has historically increased in sustained periods of declining interest rates and decreased in sustained periods of increasing interest rates. However, during 2009 and 2010, the Corporation became more asset sensitive as it increased its holdings of variable rate investment securities and cash deposits at the FRB to lessen the impact on net interest income and net interest margin of rising interest rates. At June 30, 2011, approximately 43% of the Corporation’s investment securities were variable rate compared to 44% at December 31, 2010 and 42% at June 30, 2010. Approximately 28% of the Corporation’s loans were at variable interest rates at both June 30, 2011 and December 31, 2010 compared to 27% at June 30, 2010.
The Corporation is primarily funded by core deposits which is a lower-cost funding base than wholesale funding and historically has had a positive impact on the Corporation’s net interest income and net interest margin. However, based on the historically low level of market interest rates and the Corporation’s current low levels of interest rates on its core deposit transaction accounts, further market interest rate reductions would likely not result in a significant decrease in interest expense.
The following schedule presents the average daily balances of the Corporation’s major categories of assets and liabilities, interest income and expense on an FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the three and six months ended June 30, 2011 and 2010.

Average Balances, Tax Equivalent Interest and Effective Yields and Rates* (Dollars in thousands)

	Three Months Ended
	June 30,
	2011			2010
		Tax	Effective		Tax	Effective
	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-Earning Assets:
Loans**	$3,712,538	$49,700	5.37%	$3,443,507	$48,715	5.67%
Taxable investment securities	592,064	2,225	1.50	629,039	2,964	1.88
Tax-exempt investment securities	168,085	2,116	5.04	136,479	1,848	5.42
Other securities	26,755	368	5.52	25,753	295	4.59
Federal funds sold and interest- bearing deposits with unaffiliated banks and others	429,148	281	0.26	299,965	204	0.27

Total interest-earning assets	4,928,590	54,690	4.45	4,534,743	54,026	4.77
Less: Allowance for loan losses	91,497			88,534
Other Assets:
Cash and cash due from banks	108,993			111,842
Premises and equipment	65,159			64,613
Interest receivable and other assets	243,999			218,358

Total Assets	$5,255,244			$4,841,022

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$790,197	$362	0.18%	$723,193	$462	0.26%
Savings deposits	1,148,380	663	0.23	1,086,083	1,085	0.40
Time deposits	1,563,892	6,526	1.67	1,480,472	7,655	2.07
Short-term borrowings	282,806	151	0.21	242,261	161	0.27
FHLB advances	72,403	443	2.45	94,946	708	2.99

Total interest-bearing liabilities	3,857,678	8,145	0.85	3,626,955	10,071	1.11

Noninterest-bearing deposits	797,259			651,609

Total deposits and borrowed funds	4,654,937			4,278,564
Interest payable and other liabilities	34,807			34,030
Shareholders’ equity	565,500			528,428

Total Liabilities and Shareholders’ Equity	$5,255,244			$4,841,022

Net Interest Spread (Average yield earned minus average rate paid)			3.60%			3.66%

Net Interest Income (FTE)		$46,545			$43,955

Net Interest Margin (Net Interest Income (FTE) divided by total average interest-earning assets)			3.78%			3.88%

*	Taxable equivalent basis using a federal income tax rate of 35%.

**	Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

Average Balances, Tax Equivalent Interest and Effective Yields and Rates* (Dollars in thousands)

	Six Months Ended
	June 30,
	2011			2010
		Tax	Effective		Tax	Effective
	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-Earning Assets:
Loans**	$3,699,978	$99,679	5.42%	$3,218,708	$90,883	5.68%
Taxable investment securities	583,334	4,549	1.56	619,360	6,088	1.97
Tax-exempt investment securities	169,158	4,362	5.16	121,001	3,334	5.51
Other securities	26,943	491	3.67	23,950	377	3.17
Federal funds sold and interest- bearing deposits with unaffiliated banks and others	466,478	590	0.26	311,408	420	0.27

Total interest-earning assets	4,945,891	109,671	4.46	4,294,427	101,102	4.74
Less: Allowance for loan losses	91,940			86,342
Other Assets:
Cash and cash due from banks	110,597			102,404
Premises and equipment	65,346			59,309
Interest receivable and other assets	245,454			192,414

Total Assets	$5,275,348			$4,562,212

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$825,385	$780	0.19%	$681,215	$851	0.25%
Savings deposits	1,147,954	1,348	0.24	1,033,771	2,116	0.41
Time deposits	1,576,700	13,301	1.70	1,380,825	14,935	2.18
Short-term borrowings	276,816	301	0.22	240,439	321	0.27
FHLB advances	72,952	885	2.45	90,553	1,582	3.52

Total interest-bearing liabilities	3,899,807	16,615	0.86	3,426,803	19,805	1.17

Noninterest-bearing deposits	781,037			602,135

Total deposits and borrowed funds	4,680,844			4,028,938
Interest payable and other liabilities	31,410			31,772
Shareholders’ equity	563,094			501,502

Total Liabilities and Shareholders’ Equity	$5,275,348			$4,562,212

Net Interest Spread (Average yield earned minus average rate paid)			3.60%			3.57%

Net Interest Income (FTE)		$93,056			$81,297

Net Interest Margin (Net Interest Income (FTE) divided by total average interest-earning assets)			3.78%			3.81%

*	Taxable equivalent basis using a federal income tax rate of 35%.

**	Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

The following schedule allocates the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities and changes in average interest rates earned and paid.
Volume and Rate Variance Analysis* (In Thousands)

	Three Months Ended June 30,
	2011 Compared to 2010
	Increase (Decrease)
	Due to Changes in		Combined
	Average	Average	Increase/
	Volume**	Yield/Rate**	(Decrease)
Changes in Interest Income on Interest-Earning Assets:
Loans	$3,636	$(2,651)	$985
Taxable investment/other securities	(156)	(510)	(666)
Tax-exempt investment securities	407	(139)	268
Federal funds sold and interest-bearing deposits with unaffiliated banks and others	85	(8)	77

Total change in interest income on interest-earning assets	3,972	(3,308)	664

Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	30	(130)	(100)
Savings deposits	31	(453)	(422)
Time deposits	476	(1,605)	(1,129)
Short-term borrowings	25	(35)	(10)
FHLB advances	(150)	(115)	(265)

Total change in interest expense on interest-bearing liabilities	412	(2,338)	(1,926)

Total Change in Net Interest Income (FTE)	$3,560	$(970)	$2,590

*	Taxable equivalent basis using a federal income tax rate of 35%.

**	The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Volume and Rate Variance Analysis* (In Thousands)

	Six Months Ended June 30,
	2011 Compared to 2010
	Increase (Decrease)
	Due to Changes in		Combined
	Average	Average	Increase/
	Volume**	Yield/Rate**	(Decrease)
Changes in Interest Income on Interest-Earning Assets:
Loans	$13,079	$(4,283)	$8,796
Taxable investment/other securities	(286)	(1,139)	(1,425)
Tax-exempt investment securities	1,256	(228)	1,028
Federal funds sold and interest-bearing deposits with unaffiliated banks and others	194	(24)	170

Total change in interest income on interest-earning assets	14,243	(5,674)	8,569

Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	145	(216)	(71)
Savings deposits	154	(922)	(768)
Time deposits	1,914	(3,548)	(1,634)
Short-term borrowings	45	(65)	(20)
FHLB advances	(271)	(426)	(697)

Total change in interest expense on interest-bearing liabilities	1,987	(5,177)	(3,190)

Total Change in Net Interest Income (FTE)	$12,256	$(497)	$11,759

*	Taxable equivalent basis using a federal income tax rate of 35%.

**	The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Provision for Loan Losses
The provision for loan losses (provision) is an increase to the allowance to provide for probable losses inherent in the originated loan portfolio and for impairment of pools of acquired loans that results from the Corporation experiencing a decrease in cash flows of acquired loans compared to expected cash flows estimated at the acquisition date. The Corporation did not recognize any provision related to the acquired portfolio during the six months ended June 30, 2011 as there were no significant changes in expected cash flows compared to cash flows estimated at the date of acquisition.
The provision was $7.0 million in the second quarter of 2011, compared to $7.5 million in the first quarter of 2011 and $12.7 million in the second quarter of 2010. The Corporation experienced net loan charge-offs of $6.9 million in the second quarter of 2011, compared to $7.4 million in the first quarter of 2011 and $7.3 million in the second quarter of 2010. Net loan charge-offs as a percentage of average loans were 0.75% (annualized) in the second quarter of 2011, compared to 0.80% in the first quarter of 2011 and 0.86% in the second quarter of 2010. Net loan charge-offs of commercial, real estate commercial and real estate construction and land development loans totaled $4.3 million in the second quarter of 2011, compared to $5.6 million in the first quarter of 2011 and $4.0 million in the second quarter of 2010 and represented 63% of total net loan charge-offs during the second quarter of 2011, compared to 76% during the first quarter of 2011 and 54% during the second quarter of 2010. The commercial loan portfolio’s net loan charge-offs in the first six months of 2011 and in 2010 were not concentrated in any one industry or borrower. Net loan charge-offs of residential real estate and consumer loans totaled $2.6 million in the second quarter of 2011, compared to $1.7 million in the first quarter of 2011 and $3.4 million in the second quarter of 2010.

The Corporation’s provision of $7.0 million in the second quarter of 2011 approximated net loan charge-offs for the quarter, although was $0.5 million lower than the provision in the first quarter of 2011 of $7.5 million. The level of the provision in the second quarter of 2011 was reflective of the credit quality of the loan portfolio that included lower net loan charge-offs, modest decreases in nonperforming loans and no significant changes in risk grade categories of the commercial loan portfolio. The decrease in net loan charge-offs in the second quarter of 2011, compared to the first quarter of 2011, was attributable to the stabilization in overall credit quality of the Corporation’s loan portfolio. It is management’s belief that the overall credit quality of the Corporation’s loan portfolio during the six months ended June 30, 2011 continues to be impacted by the economic environment in the State of Michigan, with the state unemployment rate at 10.5% at June 30, 2011, compared to 10.3% at March 31, 2011 and 11.1% at December 31, 2010. The Corporation’s loan portfolio has no concentration in the automotive sector and management has identified its direct exposure to this industry as not material, although the economic impact of the decline in the production of automobiles continues to have an effect on the general economy within Michigan.
Noninterest Income
Noninterest income was $10.9 million and $21.7 million for the three and six months ended June 30, 2011, respectively. The following includes the major components of noninterest income during the three months ended June 30, 2011, March 31, 2011 and June 30, 2010 and the six months ended June 30, 2011 and 2010.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2011	2011	2010	2011	2010
	(In thousands)
Service charges on deposit accounts	$4,628	$4,096	$5,091	$8,724	$9,482
Wealth management revenue	3,026	2,766	2,603	5,792	4,895
Electronic banking fees	1,443	1,607	1,357	3,050	2,420
Other fees for customer services	897	769	668	1,666	1,346
Mortgage banking revenue	499	1,064	915	1,563	1,633
Insurance commissions	388	282	308	670	575
Other	21	188	58	209	89

Total Noninterest Income	$10,902	$10,772	$11,000	$21,674	$20,440

Noninterest income of $10.9 million in the second quarter of 2011 increased $0.1 million, or 1.2%, compared to $10.8 million in the first quarter of 2011, with the increase attributable to higher service charges on deposit accounts and wealth management revenue offset by lower mortgage banking revenue.
Service charges on deposit accounts of $4.6 million in the second quarter of 2011 increased $0.5 million, or 13%, compared to $4.1 million in the first quarter of 2011. Historically, the Corporation’s service charges on deposit accounts are lowest in the first quarter, in part, due to it being the quarter with the fewest days.
Wealth management revenue of $3.0 million in the second quarter of 2011 increased $0.2 million, or 9.4%, compared to $2.8 million in the first quarter of 2011, due primarily to increases in assets under management resulting from gains in the equity markets and increases in sales of mutual funds, annuity products and marketable securities through the Corporation’s Chemical Financial Advisors program.
Mortgage banking revenue of $0.5 million in the second quarter of 2011 decreased $0.6 million, or 53%, compared to $1.1 million in the first quarter of 2011 due primarily to a decrease in the volume of loans sold. The Corporation sold $31 million of real estate residential loans in the secondary mortgage market during the second quarter of 2011, compared to $69 million during the first quarter of 2011. The Corporation expects the volume of loans sold to remain low throughout the remainder of 2011.

Noninterest income of $10.9 million in the second quarter of 2011 decreased $0.1 million, or 0.9%, compared to $11.0 million in the second quarter of 2010, with the decrease attributable to the impact of changes in regulatory requirements regarding the processing of certain electronic ATM and debit card transactions and lower mortgage banking revenue resulting from declines in the volume of loans sold that were mostly offset by higher service charges and electronic banking fees attributable to the acquisition of OAK and higher wealth management revenue resulting from increases in assets under management and higher equity market valuations upon which fees are assessed.
Operating Expenses
Total operating expenses were $33.4 million and $68.8 million in the three and six months ended June 30, 2011, respectively. The following includes the major categories of operating expenses during the three months ended June 30, 2011, March 31, 2011 and June 30, 2010 and the six months ended June 30, 2011 and 2010.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2011	2011	2010	2011	2010
	(In thousands)
Salaries and wages	$14,970	$14,949	$14,573	$29,919	$26,143
Employee benefits	3,098	3,376	2,641	6,474	5,578
Occupancy	3,099	3,338	2,734	6,437	5,571
Equipment and software	3,110	2,722	3,698	5,832	6,412
Outside processing / service fees	1,640	1,668	1,081	3,308	2,031
FDIC insurance premiums	1,219	1,769	1,920	2,988	3,408
Professional fees	1,290	1,259	1,890	2,549	3,307
Loan collection costs	871	1,128	1,173	1,999	2,294
Other real estate and repossessed asset expenses	559	964	637	1,523	1,259
Postage and courier	830	822	767	1,652	1,549
Advertising and marketing	674	514	620	1,188	1,094
Intangible asset amortization	479	511	337	990	485
Supplies	445	406	421	851	784
Telephone	308	441	462	749	843
Other	821	1,522	1,696	2,343	3,081

Total Operating Expenses	$33,413	$35,389	$34,650	$68,802	$63,839

Total operating expenses of $33.4 million in the second quarter of 2011 decreased $2.0 million, or 5.6%, compared to $35.4 million in the first quarter of 2011, with the decrease primarily due to lower FDIC insurance premiums, loan collection costs, other real estate (ORE) and repossessed asset (RA) expenses and other expenses.
FDIC insurance premiums of $1.2 million in the second quarter of 2011 decreased $0.6 million, or 31%, compared to $1.8 million in the first quarter of 2011, with the decrease due primarily to a lower assessment rate. Effective April 1, 2011, the Corporation’s assessment base changed from average deposits to average assets less average Tier 1 capital and the assessment rate declined from approximately 16 basis points to 9 basis points, on an annualized basis. The Corporation’s FDIC insurance premiums for the remainder of 2011 are expected to be approximately $1.2 million each quarter.
Loan collection costs of $0.9 million in the second quarter of 2011 decreased $0.2 million, or 23%, compared to $1.1 million in the first quarter of 2011, with the decrease due partially to stabilization in credit quality of the Corporation’s nonperforming loans.

ORE and RA expenses of $0.6 million in the second quarter of 2011 decreased $0.4 million, or 42%, compared to $1.0 million in the first quarter of 2011, with the decrease due partially to stabilization in real estate values of ORE properties. The Corporation recognized a net gain from the sale and/or writedown of ORE properties of $0.1 million in the second quarter of 2011, compared to a net loss of $0.3 million in the first quarter of 2011.
Other expenses of $0.8 million in the second quarter of 2011 decreased $0.7 million, or 46%, compared to $1.5 million in the first quarter of 2011, with the decrease primarily due to the reversal of $1.2 million of state tax expense accruals resulting from the elimination of a contingent liability. At June 30, 2011, the Corporation had $0.5 million of remaining contingent state tax expense accruals.
Total operating expenses of $33.4 million in the second quarter of 2011 decreased $1.3 million, or 3.6%, compared to $34.7 million in the second quarter of 2010. The decrease was primarily attributable to the second quarter of 2010 including $2.3 million of OAK acquisition-related transaction expenses and the reversal of $1.2 million of state tax expense accruals in the second quarter of 2011, that were partially offset by increased operating expenses due to the acquisition of OAK. Total operating expenses of $68.8 million in the six months ended June 30, 2011 were $5.0 million higher than the same period of 2010 due primarily to the acquisition of OAK.
Income Tax Expense
The Corporation’s effective federal income tax rate was 30.1% and 30.0% for the three and six months ended June 30, 2011, respectively, compared to 32.9% and 27.2% for the three and six months ended June 30, 2010, respectively. The difference between the federal statutory income tax rate and the Corporation’s effective federal income tax rate is primarily a function of the proportion of the Corporation’s interest income exempt from federal taxation, nondeductible interest expense, nondeductible acquisition expenses and other nondeductible expenses relative to pre-tax net income and tax credits.
The Corporation records income tax expense for interim periods based on its best estimate of the effective income tax rate expected to be applicable for the full year. However, when a reliable estimate for the full year cannot be made, the Corporation utilizes the actual effective income tax rate on a year-to-date basis. The Corporation recorded income tax expense for the three and six month periods ended June 30, 2011 and 2010 using its best estimate of the effective income tax rate expected for the full year and applied that rate on a year-to-date basis.
Liquidity Risk
Liquidity risk is the possibility of the Corporation being unable to meet current and future financial obligations in a timely manner and the adverse impact on net interest income if the Corporation was unable to meet its funding requirements at a reasonable cost.
Liquidity is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The Corporation’s largest sources of liquidity on a consolidated basis are the deposit base that comes from consumer, business and municipal customers within the Corporation’s local markets, principal payments on loans, cash held at the FRB, unpledged investment securities available-for-sale and federal funds sold. Total deposits decreased $81 million, or 1.9%, during the six months ended June 30, 2011, with the majority of the decrease due to the Corporation paying off maturing brokered deposits acquired in the OAK transaction. The Corporation’s loan-to-deposit ratio increased to 88% at June 30, 2011 from 85% and 87% at December 31, 2010 and June 30, 2010, respectively. At June 30, 2011, the Corporation had $265 million of cash deposits held at the FRB that were not invested in federal funds sold due to the low interest rate environment. In addition, at June 30, 2011, the Corporation had $151 million of unpledged investment securities available-for-sale. The Corporation also has available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.
Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB that are generally secured by real estate residential first lien loans. The Corporation considers advances from the FHLB as its primary wholesale source of liquidity. FHLB advances decreased $2.2 million during the six months ended June 30, 2011 to $72 million at that date. The Corporation’s additional borrowing availability from the FHLB, based on its FHLB capital stock and subject to certain requirements, was $269 million at June 30, 2011. Chemical Bank can also borrow from the FRB’s discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At June 30, 2011, Chemical Bank maintained an unused borrowing capacity of $30 million with the FRB’s discount window based upon pledged collateral as of that date, although it is management’s opinion that this borrowing capacity could be expanded, if deemed necessary, as Chemical Bank has a significant amount of additional assets that could be used as collateral at the FRB’s discount window.
The Corporation manages its liquidity primarily through dividends from Chemical Bank. The Corporation manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements.
Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. During the first six months of 2011, Chemical Bank paid $11.0 million in cash dividends to the Corporation, and the Corporation paid cash dividends to shareholders of $11.0 million. At June 30, 2011, the Corporation maintained $5 million of cash which it held in a deposit account at Chemical Bank. During 2010, Chemical Bank paid $21.3 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $21.2 million. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to the Corporation’s shareholders. Over the long term, cash dividends to shareholders are dependent upon earnings, as well as capital requirements, regulatory restraints and other factors affecting Chemical Bank.
Market Risk
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due primarily to changes in interest rates. Interest rate risk is the Corporation’s primary market risk and results from timing differences in the repricing of interest rate sensitive assets and liabilities and changes in relationships between rate indices due to changes in interest rates. The Corporation’s net interest income is largely dependent upon the effective management of interest rate risk. The Corporation’s goal is to avoid a significant decrease in net interest income, and thus an adverse impact on the profitability of the Corporation, in periods of changing interest rates. Sensitivity of earnings to interest rate changes arises when yields on assets change differently from the interest costs on liabilities. Interest rate sensitivity is determined by the amount of interest-earning assets and interest-bearing liabilities repricing within a specific time period and the magnitude by which interest rates change on the various types of interest-earning assets and interest-bearing liabilities. The management of interest rate sensitivity includes monitoring the maturities and repricing opportunities of interest-earning assets and interest-bearing liabilities. The Corporation’s interest rate risk is managed through policies and risk limits approved by the boards of directors of the Corporation and Chemical Bank and an Asset and Liability Committee (ALCO). The ALCO, which is comprised of executive and senior management from various areas of the Corporation and Chemical Bank, including finance, lending, investments and deposit gathering, meets regularly to execute asset and liability management strategies. The ALCO establishes guidelines and monitors the sensitivity of earnings to changes in interest rates. The goal of the ALCO process is to manage the impact on net interest income and the net present value of future cash flows of probable changes in interest rates within authorized risk limits.
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
The Corporation’s interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast (base case). At June 30, 2011, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. These projections were based on the Corporation’s assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and real estate residential and consumer loans. The ALCO regularly monitors the Corporation’s forecasted net interest income sensitivity to ensure that it remains within established limits.
A summary of the Corporation’s interest rate sensitivity at June 30, 2011 follows:

Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200

Percent change in net interest income vs. constant rates	(5.3)%	(2.7)%	—	1.4%	1.8%
At June 30, 2011, the Corporation’s model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.4% and 1.8%, respectively, relative to the base case over the next 12-month period, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.7% and 5.3%, respectively, relative to the base case over the next 12-month period. The likelihood of a decrease in interest rates beyond 100 basis points at June 30, 2011 was considered to be unlikely given prevailing interest rate levels.
The Corporation’s mix of interest-earning assets and interest-bearing liabilities has historically resulted in its interest rate position being liability sensitive. To mitigate this, during 2010 and 2009, the Corporation adjusted its liability sensitive position by significantly increasing the amount of variable rate instruments in its investment securities and loan portfolios. Variable rate investment securities at June 30, 2011 of $344 million comprised 43% of total investment securities at that date, compared to $325 million, or 44% of total investment securities, at December 31, 2010 and $342 million, or 42% of total investment securities, at June 30, 2010. In addition, the Corporation’s percentage of loans at variable interest rates were approximately 28% at both June 30, 2011 and December 31, 2010, compared to 27% at June 30, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information concerning quantitative and qualitative disclosures about market risk is contained in the discussion regarding interest rate risk and sensitivity under the captions “Liquidity Risk” and “Market Risk” herein and in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.
The Corporation does not believe that there has been a material change in the nature or categories of the Corporation’s primary market risk exposure, or the particular markets that present the primary risk of loss to the Corporation. As of the date of this report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Corporation manages its primary market risk exposure, as described in its Annual Report on Form 10-K for the year ended December 31, 2010, have not changed materially during the current year. As of the date of this report, the Corporation does not expect to make material changes in those methods in the near term. The Corporation may change those methods in the future to adapt to changes in circumstances or to implement new techniques.
The Corporation’s market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships are largely determined by market factors that are beyond the Corporation’s control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned “Forward-Looking Statements” in this report for a discussion of the limitations on the Corporation’s responsibility for such statements. In this discussion, “near term” means a period of one year following the date of the most recent consolidated statement of financial position contained in this report.
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation’s internal control over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or that is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II. Other Information
Item 1A. Risk Factors
Information concerning risk factors is contained in the discussion in Item 1A, “Risk Factors,” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010. As of the date of this report, the Corporation does not believe that there has been a material change in the nature or categories of the Corporation’s risk factors, as compared to the information disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6. Exhibits
     Exhibits. The following exhibits are filed as part of this report on Form 10-Q:

Exhibit
Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 5, 2011. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K dated January 20, 2009, filed with the SEC on January 23, 2009. Here incorporated by reference.

4.1	Restated Articles of Incorporation. Exhibit 3.1 is here incorporated by reference.

4.2	Bylaws. Exhibit 3.2 is here incorporated by reference.

10.1	Amended and Restated Stock Incentive Plan of 2006.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. §1350.

101.1	Interactive Data File.*

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “Filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMICAL FINANCIAL CORPORATION
Date: August 3, 2011	By:	/s/ David B. Ramaker
David B. Ramaker
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: August 3, 2011	By:	/s/ Lori A. Gwizdala
Lori A. Gwizdala
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibits. The following exhibits are filed as part of this report on Form 10-Q:

Exhibit
Number	Document

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 5, 2011. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K dated January 20, 2009, filed with the SEC on January 23, 2009. Here incorporated by reference.

4.1	Restated Articles of Incorporation. Exhibit 3.1 is here incorporated by reference.

4.2	Bylaws. Exhibit 3.2 is here incorporated by reference.

10.1	Amended and Restated Stock Incentive Plan of 2006.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. §1350.

101.1	Interactive Data File.*

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “Filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.