Form 10-Q
period 2011-09-30
CHEMICAL FINANCIAL CORP
filed 2011-11-04
CIK 19612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from          to

Commission File Number: 000-08185

CHEMICAL FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Michigan	38-2022454
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

235 E. Main Street Midland, Michigan	48640
(Address of Principal Executive Offices)	(Zip Code)

(989) 839-5350

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, $1 par value, as of October 28, 2011, was 27,456,907 shares.

INDEX

Chemical Financial Corporation

Form 10-Q

Forward-Looking Statements

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and Chemical Financial Corporation (Chemical). Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “judgment,” “plans,” “predicts,” “projects,” “should,” “trend,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to real estate valuation, future levels of nonperforming assets, the rate of asset dispositions, future capital levels, future dividends, future growth and funding sources, future liquidity levels, future profitability levels, future deposit insurance premiums, the effects on earnings of future changes in interest rates, the future level of other revenue sources, future economic trends, future initiatives to expand Chemical’s market share, future opportunities for acquisitions and future consolidation in the Michigan banking industry. All statements referencing future time periods are forward-looking. Management’s determination of the provision and allowance for loan losses; the carrying value of acquired loans, goodwill and mortgage servicing rights; the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment); and management’s assumptions concerning pension and other postretirement benefit plans involve judgments that are inherently forward-looking. There can be no assurance that future loan losses will be limited to the amounts estimated. All of the information concerning interest rate sensitivity is forward-looking. The future effect of changes in the financial and credit markets and the national and regional economies on the banking industry, generally, and on Chemical, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Chemical undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Risk factors include, but are not limited to, the risk factors described in Item 1A of Chemical’s Annual Report on Form 10-K for the year ended December 31, 2010. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I. Financial Information

Item 1.	Financial Statements

Chemical Financial Corporation

Consolidated Statements of Financial Position

	September 30, 2011	December 31, 2010	September 30, 2010
	(Unaudited)		(Unaudited)
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$126,712	$91,403	$118,441
Interest-bearing deposits with unaffiliated banks and others	484,572	444,762	600,909

Total cash and cash equivalents	611,284	536,165	719,350
Investment securities:
Trading securities at fair value	—	—	1,471
Available-for-sale at fair value	610,493	578,610	608,823
Held-to-maturity (fair value — $185,024 at September 30, 2011, $159,188 at December 31, 2010 and $152,212 at September 30, 2010)	186,432	165,400	155,475

Total investment securities	796,925	744,010	765,769
Other securities	25,572	27,133	26,189
Loans held for sale	15,212	20,479	19,547
Loans	3,760,426	3,681,662	3,640,871
Allowance for loan losses	(88,713)	(89,530)	(89,521)

Net loans	3,671,713	3,592,132	3,551,350
Premises and equipment (net of accumulated depreciation of $86,563 at September 30, 2011, $80,792 at December 31, 2010 and $78,767 at September 30, 2010)	64,998	65,961	66,212
Goodwill	113,414	113,414	110,266
Other intangible assets	11,849	13,521	14,532
Interest receivable and other assets	128,637	133,394	127,093

Total Assets	$5,439,604	$5,246,209	$5,400,308

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$891,363	$753,553	$696,710
Interest-bearing	3,589,223	3,578,212	3,770,692

Total deposits	4,480,586	4,331,765	4,467,402
Interest payable and other liabilities	33,700	37,533	31,744
Short-term borrowings	302,298	242,703	254,799
Federal Home Loan Bank (FHLB) advances	45,991	74,130	85,390

Total liabilities	4,862,575	4,686,131	4,839,335
Shareholders’ equity:
Preferred stock, no par value:
Authorized — 200,000 shares, none issued	—	—	—
Common stock, $1 par value per share:
Authorized — 45,000,000 shares at September 30, 2011 and 30,000,000 at both December 31, 2010 and September 30, 2010; issued and outstanding — 27,456,907 shares at September 30, 2011, 27,440,006 shares at December 31, 2010 and 27,440,006 shares at September 30, 2010	27,457	27,440	27,440
Additional paid-in capital	430,462	429,511	429,459
Retained earnings	132,611	117,238	115,187
Accumulated other comprehensive loss	(13,501)	(14,111)	(11,113)

Total shareholders’ equity	577,029	560,078	560,973

Total Liabilities and Shareholders’ Equity	$5,439,604	$5,246,209	$5,400,308

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$49,770	$51,485	$148,382	$141,481
Interest on investment securities:
Taxable	2,335	2,718	6,884	8,806
Tax-exempt	1,513	1,391	4,385	3,594
Dividends on other securities	114	81	605	458
Interest on deposits with unaffiliated banks and others	266	323	856	743

Total interest income	53,998	55,998	161,112	155,082

Interest Expense
Interest on deposits	7,199	9,314	22,628	27,216
Interest on short-term borrowings	117	168	418	489
Interest on FHLB advances	413	623	1,298	2,205

Total interest expense	7,729	10,105	24,344	29,910

Net Interest Income	46,269	45,893	136,768	125,172
Provision for loan losses	6,400	8,600	20,900	35,300

Net interest income after provision for loan losses	39,869	37,293	115,868	89,872

Noninterest Income
Service charges on deposit accounts	4,780	4,680	13,504	14,162
Wealth management revenue	2,638	2,521	8,430	7,416
Other charges and fees for customer services	2,581	2,555	7,967	6,896
Mortgage banking revenue	1,173	1,204	2,736	2,837
Investment securities gains	—	82	—	82
Other	53	77	262	166

Total noninterest income	11,225	11,119	32,899	31,559

Operating Expenses
Salaries, wages and employee benefits	19,229	18,015	55,622	49,650
Occupancy	3,093	2,903	9,530	8,474
Equipment and software	3,162	3,698	8,994	10,110
Other	9,910	11,600	30,050	31,821

Total operating expenses	35,394	36,216	104,196	100,055

Income before income taxes	15,700	12,196	44,571	21,376
Federal income tax expense	4,075	3,325	12,725	5,825

Net Income	$11,625	$8,871	$31,846	$15,551

Net Income Per Common Share:
Basic	$0.42	$0.32	$1.16	$0.60
Diluted	0.42	0.32	1.16	0.60
Cash Dividends Declared Per Common Share	0.20	0.20	0.60	0.60

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share data)
Balances at January 1, 2010	$23,891	$347,676	$115,391	$(12,647)	$474,311
Comprehensive income:
Net income			15,551
Other:
Net unrealized gains on investment securities—available-for-sale, net of tax expense of $782				1,452
Adjustment for pension and other postretirement benefits, net of tax expense of $44				82
Comprehensive income					17,085
Shares issued — stock options	1	41			42
Shares and stock options issued in the acquisition of O.A.K. Financial Corporation	3,530	80,167			83,697
Cash dividends declared of $0.60 per share			(15,755)		(15,755)
Shares issued — directors’ stock plans	12	238			250
Share-based compensation	6	1,337			1,343

Balances at September 30, 2010	$27,440	$429,459	$115,187	$(11,113)	$560,973

Balances at January 1, 2011	$27,440	$429,511	$117,238	$(14,111)	$560,078
Comprehensive income:
Net income			31,846
Other:
Net unrealized gains on investment securities—available-for-sale, net of tax expense of $139				259
Adjustment for pension and other postretirement benefits, net of tax expense of $189				351
Comprehensive income					32,456
Cash dividends declared of $0.60 per share			(16,473)		(16,473)
Shares issued — directors’ stock plans	12	254			266
Share-based compensation	5	697			702

Balances at September 30, 2011	$27,457	$430,462	$132,611	$(13,501)	$577,029

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash Flows From Operating Activities:
Net income	$31,846	$15,551
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	20,900	35,300
Gains on sales of loans	(3,373)	(3,867)
Proceeds from sales of loans	150,299	187,646
Loans originated for sale	(141,659)	(193,639)
Proceeds from sale of trading securities	—	1,083
Investment securities gains	—	(82)
Net gains on sales of other real estate and repossessed assets	(974)	(1,214)
Net losses on disposal of premises and equipment and branch bank property	225	865
Depreciation of premises and equipment	6,026	5,795
Amortization of intangible assets	2,700	2,376
Net amortization of premiums and discounts on investment securities	2,809	2,022
Share-based compensation expense	702	1,343
Net decrease in interest receivable and other assets	6,002	1,029
Net decrease in interest payable and other liabilities	(3,371)	(3,341)

Net cash provided by operating activities	72,132	50,867

Cash Flows From Investing Activities:
Investment securities—available-for-sale:
Proceeds from maturities, calls and principal reductions	269,373	247,265
Purchases	(303,760)	(196,203)
Investment securities—held-to-maturity:
Proceeds from maturities, calls and principal reductions	43,854	35,014
Purchases	(64,793)	(59,255)
Other securities:
Proceeds from redemption	1,561	1,259
Net increase in loans	(114,810)	(59,078)
Proceeds from sales of other real estate and repossessed assets	12,801	13,242
Purchases of premises and equipment and branch bank property, net	(5,288)	(5,978)
Cash acquired, net of cash paid, in business combination	—	17,177

Net cash used in investing activities	(161,062)	(6,557)

Cash Flows From Financing Activities:
Net increase in noninterest-bearing and interest-bearing demand deposits and savings accounts	204,092	382,936
Net decrease in time deposits	(55,271)	(26,900)
Net increase in securities sold under agreements to repurchase	59,595	14,231
Repayment of FHLB advances	(28,139)	(40,473)
Cash dividends paid	(16,473)	(15,755)
Proceeds from directors’ stock plans and exercise of stock options	245	292

Net cash provided by financing activities	164,049	314,331

Net increase in cash and cash equivalents	75,119	358,641
Cash and cash equivalents at beginning of period	536,165	360,709

Cash and Cash Equivalents at End of Period	$611,284	$719,350

Supplemental Disclosure of Cash Flow Information:
Interest paid	$24,804	$30,634
Federal income taxes paid	2,952	8,650
Loans transferred to other real estate and repossessed assets	14,329	15,252
Business combination:
Fair value of tangible assets acquired (noncash)	—	752,554
Goodwill and identifiable intangible assets acquired	—	50,672
Liabilities assumed	—	736,706
Common stock issued	—	83,697

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2011

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments believed necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Use of Estimates

Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, expected cash flows from acquired loans, fair value amounts related to business combinations, pension expense, income taxes, goodwill impairment and those assets that require fair value measurement. Actual results could differ from these estimates.

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

Originated Loans

Originated loans include all of the Corporation’s portfolio loans, excluding loans acquired in the OAK acquisition.

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

Loan interest income is recognized on the accrual basis. The past due status of a loan is based on the loan’s contractual terms. A loan is placed in the nonaccrual category when principal or interest is past due 90 days or more (except for real estate residential loans that are transferred at 120 days past due), unless the loan is both well-secured and in the process of collection, or earlier when, in the opinion of management, there is sufficient reason to doubt the collectibility of principal or interest. Interest previously accrued, but not collected, is reversed and charged against interest income at the time the loan is placed in nonaccrual status. The subsequent recognition of interest income on a nonaccrual loan is then recognized only to the extent cash is received and where future collection of principal is probable. Loans are returned to accrual status when principal and interest payments are brought current, payments have been received consistently for a period of time (generally six months) and collectibility is no longer in doubt.

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

Acquired loans with an outstanding principal balance of $105 million at the acquisition date were determined to be loans with deteriorated credit quality and, therefore, met the scope criteria set forth in ASC 310-30. Further, the Corporation understands, as outlined in the American Institute of Certified Public Accountants’ open letter to the Office of the Chief Accountant of the Securities and Exchange Commission (SEC) dated December 18, 2009 and pending further standard setting, that for acquired loans that do not meet the scope criteria of ASC 310-30, a company may elect to account for such acquired loans pursuant to the provisions of either ASC 310-20, Nonrefundable Fees and Other Costs, or ASC 310-30. The Corporation elected to apply ASC 310-30 by analogy to acquired loans that were determined not to have deteriorated credit quality with an outstanding principal balance of $578 million at the acquisition date and thus follows the accounting and disclosure guidance of ASC 310-30 for these loans. Accordingly, the Corporation applied ASC 310-30 to the entire loan portfolio acquired in the acquisition of OAK with an outstanding principal balance of $683 million at the acquisition date. None of the acquired loans were classified as debt securities.

ASC 310-30 allows investors to aggregate loans acquired into loan pools that have common risk characteristics and thereby use a composite interest rate and expectation of cash flows expected to be collected for the loan pools. Under the provisions of ASC 310-30, the Corporation aggregated acquired loans into 14 pools based upon common risk characteristics, including types of loans, commercial type loans with similar risk grades and whether loans were performing or nonperforming. A pool is considered a single unit of accounting for the purposes of applying the guidance as described above. A loan will be removed from a pool of acquired loans only if the loan is sold, foreclosed, paid off or written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and the cash, fair value of the collateral, or other assets received would not affect the effective yield used to recognize the accretable difference on the remaining pool. The Corporation estimated the cash flows expected to be collected over the life of the pools of loans at acquisition and estimates expected cash flows quarterly thereafter, based on a set of assumptions including expectations as to default rates, prepayment rates and loss severities. In the event that the updated expected cash flows increase in a pool from those originally projected at acquisition date, the Corporation will adjust the accretable yield amount with a resulting change in the amount recognized in interest income in subsequent periods. In the event that the updated expected cash flows in a pool decrease from those originally projected at the acquisition date, the Corporation will consider that loan pool impaired, which results in the Corporation recording a charge to the provision for loan losses.

Loans Modified Under Troubled Debt Restructurings

Loans modified under troubled debt restructurings (TDRs) involve granting a concession to a borrower who is experiencing financial difficulty. Concessions generally include modifications to original loan terms, including changes to a loan’s payment schedule or interest rate, which generally would not otherwise be considered. The Corporation’s loans reported as TDRs continue to accrue interest at the loan’s effective interest rate as the Corporation expects to collect the full amount of principal and interest accrued at the loan’s original contractual rate at the time of modification. TDRs are reported as nonperforming TDRs until a six-month payment history of principal and interest payments, in accordance with the loan modification, is sustained, at which time the Corporation moves them to a performing TDR status. All TDRs are accounted for as impaired loans and are considered accordingly as part of the analysis of the allowance for loan losses.

The Corporation’s commercial and real estate commercial TDRs generally consist of allowing borrowers to defer scheduled principal payments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loan’s contractual term. The Corporation does not expect to incur a loss on these loans based on its assessment of the borrowers’ expected cash flows, and accordingly, no additional provision for loan losses has been recognized related to these loans. Since no loss is incurred on these loans, they accrue interest at the loan’s contractual interest rate. These loans are individually evaluated for impairment and transferred to nonaccrual status if it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the modified terms of the loan.

The Corporation’s real estate residential TDRs generally consist of reducing a borrower’s monthly payments by decreasing the interest rate charged on the loan for a specified period of time (generally 24 months). The Corporation recognizes additional provision for loan losses related to impairment on these loans based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. These loans accrue interest at the loan’s effective interest rate, which consists of contractual interest in addition to an adjustment for the accretion of computed impairment. These loans are moved to nonaccrual status if they become 90 days past due as to principal or interest, or sooner if conditions warrant.

Impaired Loans

A loan is defined to be impaired when it is probable that payment of principal and interest will not be made in accordance with the original contractual terms of the loan agreement. Impaired loans include all classes of nonaccrual loans, all TDRs (nonperforming and performing) and acquired loans that were not performing in accordance with original contractual terms. Impaired loans are carried at the lower of the present value of expected cash flows discounted at the loan’s effective interest rate or the estimated fair value of the collateral if the loan is collateral dependent.

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

The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be incurred in the remainder of the originated loan portfolio, but that have not been specifically identified. The Corporation utilizes its own loss experience to estimate inherent losses on loans. Internal risk ratings are assigned to each commercial, real estate commercial, real estate construction and land development loan at the time of approval and are subject to subsequent periodic reviews by senior management. The Corporation performs a detailed credit quality review quarterly on all loans greater than $0.25 million that have deteriorated below certain levels of credit risk, and may allocate a specific portion of the allowance to such loans based upon this review. A portion of the allowance is allocated to the remaining loans by applying projected loss ratios, based on numerous factors. Projected loss ratios incorporate factors such as recent charge-off experience, trends with respect to adversely risk-rated commercial, real estate commercial, real estate construction and land development loans, trends with respect to past due and nonaccrual loans, changes in economic conditions and trends, changes in the value of underlying collateral and other credit risk factors. This evaluation involves a high degree of uncertainty.

In determining the allowance and the related provision for loan losses, the Corporation considers four principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired commercial, real estate commercial, real estate construction and land development loans, (ii) allocations established for adversely-rated commercial, real estate commercial, real estate construction and land development loans and nonaccrual real estate residential, consumer installment and home equity loans, (iii) allocations, by loan classes, on all other loans based principally on multi-year historical loan loss experience and loan loss trends and (iv) an unallocated allowance based on the imprecision in the overall allowance methodology.

The first element reflects the Corporation’s estimate of probable losses based upon the systematic review of individually impaired commercial, real estate commercial, real estate construction and land development loans in the originated loan portfolio. These estimates are based upon a number of objective factors, such as payment history, financial condition of the borrower and discounted collateral exposure. The Corporation measures the investment in an impaired loan based on one of three methods: the loan’s observable market price; the fair value of the collateral; or, the present value of expected future cash flows discounted at the loan’s effective interest rate. At September 30, 2011, loans in the commercial loan portfolio that were in nonaccrual status were valued based on the fair value of the collateral securing the loan, while TDRs in the commercial loan portfolio were valued based on the present value of expected future cash flows discounted at the loan’s effective interest rate. It is the Corporation’s general policy to, at least annually, obtain new appraisals on impaired loans that are primarily secured by real estate. When the Corporation determines that the fair value of the collateral is less than the carrying value of an impaired loan on nonaccrual status and a portion is deemed not collectible, the portion of the impairment that is deemed not collectible is charged off (confirmed loss) and deducted from the allowance. The remaining carrying value of the impaired loan is classified as a nonperforming loan. When the Corporation determines that the fair value of the collateral is less than the carrying value of an impaired loan but believes it is probable it will recover this impairment, the Corporation establishes a valuation allowance for such impairment.

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

The third element is determined by assigning allocations based principally upon a multi-year average of loss experience for each class of loan. Average losses may be adjusted based on current loan loss experience and delinquency trends. This component considers the lagging impact of historical charge-off ratios in periods where future loan charge-offs are expected to increase or decrease, trends in delinquencies and nonaccrual loans, the changing portfolio mix in terms of collateral, average loan balance, loan growth and the degree of seasoning in the various loan portfolios. Loan loss analyses are performed quarterly. During the quarter ended September 30, 2011, the Corporation revised its historical loan loss experience from three years to five years to better capture and reflect the loss experience inherent in the various classes of the loan portfolio. In addition, the Corporation judgmentally applied a percentage weighting to each of the years in the five-year period with higher weighting placed on the most recent years. The change did not have a significant impact on the overall allowance for loan losses.

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

The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Corporation to record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At September 30, 2011, December 31, 2010 and September 30, 2010, the Corporation had not elected the fair value option for any financial assets or liabilities.

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

Income and Other Taxes

The Corporation is subject to the income and other tax laws of the United States and the State of Michigan. These laws are complex and are subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provision for income and other taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations and case law. In the process of preparing the Corporation’s tax returns, management attempts to make reasonable interpretations of enacted tax laws. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law.

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

Income tax positions are evaluated to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50% likely to be realized. Reserves for contingent tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of audits or examinations. The Corporation had no reserve for contingent income tax liabilities recorded at September 30, 2011, December 31, 2010 or September 30, 2010.

The tax periods open to examination by the Internal Revenue Service include the calendar years ended December 31, 2010, 2009 and 2008. The calendar years ended December 31, 2010, 2009 and 2008 are open to examination for the Corporation’s Michigan Business Tax and the calendar years ended December 31, 2007 and 2006 are open to examination for the Michigan Single Business Tax of the Corporation and certain subsidiaries of the Corporation.

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

In January 2008, the board of directors of the Corporation authorized management to repurchase up to 500,000 shares of the Corporation’s common stock under a stock repurchase program. Since the January 2008 authorization, no shares have been repurchased. At September 30, 2011, there were 500,000 remaining shares available for repurchase under the Corporation’s stock repurchase programs.

Preferred Stock

On April 20, 2009, the shareholders of the Corporation authorized the board of directors of the Corporation to issue up to 200,000 shares of preferred stock in connection with either an acquisition by the Corporation of an entity that has shares of preferred stock issued and outstanding pursuant to any program established by the United States government or participation by the Corporation in any program established by the United States government. At September 30, 2011, no shares of preferred stock were issued and outstanding.

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

Adopted Accounting Pronouncements

Determination of Troubled Debt Restructurings and Related Disclosures: In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (ASU 2011-02). ASU 2011-02 provides additional clarifying guidance for creditors in determining whether modifications to a loan constitute a concession granted by the creditor; evaluating whether a restructuring results in a delay in payment that is insignificant; and determining whether a debtor is experiencing financial difficulties. ASU 2011-02 also establishes the effective date for certain disclosures about loans modified under troubled debt restructurings that had been delayed by the FASB’s issuance of ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. For public entities, ASU 2011-02 (including related disclosures) is effective for the first interim or annual period beginning on or after June 15, 2011, with early adoption permitted. The adoption of ASU 2011-02 as of July 1, 2011 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

As a result of adopting the amendments of ASU 2011-02, the Corporation reassessed all loan restructurings that occurred on or after January 1, 2011 for identification as a TDR. No new TDRs resulted from this assessment. See Note 4, Loans, to the consolidated financial statements for disclosures related to TDRs.

Testing Goodwill for Impairment: In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing for Goodwill Impairment (ASU 2011-08). Prior to ASU 2011-08, a two-step test was required to assess goodwill for impairment. In Step 1, the fair value of a reporting unit was computed and compared to the carrying value, and if the fair value was lower, then Step 2 was used to measure the amount of goodwill impairment, if any. ASU 2011-08 permits an entity to make a qualitative assessment as to whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment test. If an entity concludes that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, it would not be required to perform the two-step impairment test for the reporting unit. ASU 2011-08 applies to both an entity’s annual and, if necessary, interim goodwill impairment test. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Corporation elected to adopt ASU 2011-08 as of September 30, 2011 and applied the qualitative assessment approach to its annual goodwill impairment test as of that same date. The adoption of ASU 2011-08 did not have a material impact on the Corporation’s consolidated financial condition or results of operations. See Note 5, Intangible Assets, to the consolidated financial statements for further discussion of the Corporation’s annual goodwill impairment test.

Pending Accounting Pronouncements

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

Presentation of Comprehensive Income: In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 amends current guidance by (i) eliminating the option to present components of other comprehensive income (OCI) as part of the statement of changes in shareholders’ equity, (ii) requiring the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements, and (iii) requiring the presentation of reclassification adjustments on the face of the statement. The amendments of ASU 2011-05 do not change the option to present components of OCI either before or after related income tax effects, the items that must be reported in OCI, when an item of OCI should be reclassified to net income, or the computation of earnings per share (which continues to be based on net income). ASU 2011-05 is effective for interim and annual periods beginning on or after December 15, 2011 for public companies, with early adoption permitted and retrospective application required. The adoption of ASU 2011-05 is not expected to have a material impact on the Corporation’s consolidated financial condition or results of operations.

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

Upon acquisition, the OAK loan portfolio had contractually required principal and interest payments receivable of $683 million and $97 million, respectively, expected principal and interest cash flows of $636 million and $88 million, respectively, and a fair value of $627 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $56 million at the acquisition date, with $47 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $97 million at the acquisition date. The outstanding contractual principal balance and the carrying amount of the acquired loan portfolio were $534 million and $495 million, respectively, at September 30, 2011, compared to $597 million and $552 million, respectively, at December 31, 2010 and $646 million and $595 million, respectively, at September 30, 2010.

Activity for the accretable yield, which includes contractually due interest, of acquired loans follows (in thousands):

Balance at January 1, 2011	$72,863
Additions	—
Reductions	—
Accretion recognized in interest income	(24,549)
Reclassification from (to) nonaccretable difference	300

Balance at September 30, 2011	$48,614

Note 3: Investment Securities

The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at September 30, 2011, December 31, 2010 and September 30, 2010:

	Investment Securities Available-for-Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
September 30, 2011
Government sponsored agencies	$74,381	$241	$61	$74,561
State and political subdivisions	43,647	1,817	—	45,464
Residential mortgage-backed securities	125,400	3,910	446	128,864
Collateralized mortgage obligations	295,347	1,029	444	295,932
Corporate bonds	64,828	35	679	64,184
Preferred stock	1,389	99	—	1,488

Total	$604,992	$7,131	$1,630	$610,493

December 31, 2010
Government sponsored agencies	$117,167	$394	$40	$117,521
State and political subdivisions	45,951	326	231	46,046
Residential mortgage-backed securities	132,683	4,439	187	136,935
Collateralized mortgage obligations	233,202	911	192	233,921
Corporate bonds	43,115	99	467	42,747
Preferred stock	1,389	51	—	1,440

Total	$573,507	$6,220	$1,117	$578,610

September 30, 2010
Government sponsored agencies	$139,298	$640	$17	$139,921
State and political subdivisions	47,231	1,491	1	48,721
Residential mortgage-backed securities	152,446	4,476	149	156,773
Collateralized mortgage obligations	239,777	736	224	240,289
Corporate bonds	23,132	148	161	23,119

Total	$601,884	$7,491	$552	$608,823

	Investment Securities Held-to-Maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
September 30, 2011
State and political subdivisions	$175,932	$5,635	$1,008	$180,559
Trust preferred securities	10,500	—	6,035	4,465

Total	$186,432	$5,635	$7,043	$185,024

December 31, 2010
State and political subdivisions	$154,900	$2,106	$1,758	$155,248
Trust preferred securities	10,500	—	6,560	3,940

Total	$165,400	$2,106	$8,318	$159,188

September 30, 2010
State and political subdivisions	$144,975	$3,824	$527	$148,272
Trust preferred securities	10,500	—	6,560	3,940

Total	$155,475	$3,824	$7,087	$152,212

The majority of the Corporation’s residential mortgage-backed securities and collateralized mortgage obligations are backed by a U.S. government agency (Government National Mortgage Association) or a government sponsored enterprise (Federal Home Loan Mortgage Corporation or Federal National Mortgage Association).

At September 30, 2011, the Corporation held $10.5 million of trust preferred investment securities that were recorded as held-to-maturity, with $10.0 million of these securities representing a 100% interest in a trust preferred investment security of a non-public bank holding company in Michigan that has been assessed by the Corporation as financially strong. The remaining $0.5 million represents a 10% interest in another trust preferred investment security of a non-public bank holding company located in Michigan that reported net income for the nine months ended September 30, 2011 compared to a net loss in 2010, while remaining well-capitalized under regulatory guidelines during that time.

At September 30, 2011, it was the Corporation’s opinion that the market for trust preferred investment securities was not active, and thus, in accordance with GAAP, when there is a significant decrease in the volume and activity for an asset or liability in relation to normal market activity, adjustments to transaction or quoted prices may be necessary or a change in valuation technique or multiple valuation techniques may be appropriate. The fair values of the trust preferred investment securities were based upon a calculation of discounted cash flows. The cash flows were discounted based upon both observable inputs and appropriate risk adjustments that market participants would make for nonperformance, illiquidity and issuer specifics. An independent third party provided the Corporation with observable inputs based on the existing market and insight into appropriate rate of return adjustments that market participants would require for the additional risk associated with a single issue investment security of this nature. Using a model that incorporated the average current yield of publicly traded performing trust preferred securities of large financial institutions with no known material financial difficulties at September 30, 2011, and adjusted for both illiquidity and the specific characteristics of the issuer, such as size, leverage position and location, the Corporation calculated an implied yield of 43% on its $10.0 million trust preferred investment security and 33% for its $0.5 million trust preferred investment security. Based upon these implied yields, the fair values of the trust preferred investment securities were calculated by the Corporation at $4.3 million and $0.2 million, respectively, resulting in a combined unrealized loss of $6.0 million. At September 30, 2011, the Corporation concluded that the $6.0 million of combined unrealized loss on the trust preferred investment securities was temporary in nature.

The following is a summary of the amortized cost and fair value of investment securities at September 30, 2011, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

	September 30, 2011
	Amortized Cost	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$135,281	$135,643
Due after one year through five years	328,234	330,180
Due after five years through ten years	71,279	72,943
Due after ten years	68,809	70,239
Preferred stock	1,389	1,488

Total	$604,992	$610,493

Investment Securities Held-to-Maturity:
Due in one year or less	$26,135	$26,191
Due after one year through five years	78,625	79,367
Due after five years through ten years	51,323	53,588
Due after ten years	30,349	25,878

Total	$186,432	$185,024

The following schedule summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized losses at September 30, 2011, December 31, 2010 and September 30, 2010, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
September 30, 2011
Government sponsored agencies	$28,763	$59	$2,753	$2	$31,516	$61
State and political subdivisions	38,661	874	7,544	134	46,205	1,008
Residential mortgage-backed securities	29,560	343	19,206	103	48,766	446
Collateralized mortgage obligations	108,302	367	16,164	77	124,466	444
Corporate bonds	37,658	648	2,467	31	40,125	679
Trust preferred securities	—	—	4,465	6,035	4,465	6,035

Total	$242,944	$2,291	$52,599	$6,382	$295,543	$8,673

December 31, 2010
Government sponsored agencies	$20,117	$40	$—	$—	$20,117	$40
State and political subdivisions	71,900	1,863	3,800	126	75,700	1,989
Residential mortgage-backed securities	26,117	187	—	—	26,117	187
Collateralized mortgage obligations	57,556	170	9,616	22	67,172	192
Corporate bonds	24,683	317	2,341	150	27,024	467
Trust preferred securities	—	—	3,940	6,560	3,940	6,560

Total	$200,373	$2,577	$19,697	$6,858	$220,070	$9,435

September 30, 2010
Government sponsored agencies	$10,863	$17	$—	$—	$10,863	$17
State and political subdivisions	22,912	418	5,717	110	28,629	528
Residential mortgage-backed securities	30,763	149	—	—	30,763	149
Collateralized mortgage obligations	95,231	224	—	—	95,231	224
Corporate bonds	—	—	2,329	161	2,329	161
Trust preferred securities	—	—	3,940	6,560	3,940	6,560

Total	$159,769	$808	$11,986	$6,831	$171,755	$7,639

An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security, as of September 30, 2011, represented an other-than-temporary impairment (OTTI). Management believed that the unrealized losses on investment securities at September 30, 2011 were temporary in nature and due primarily to changes in interest rates, increased credit spreads and reduced market liquidity and not as a result of credit-related issues. Unrealized losses of $6.0 million in the trust preferred securities portfolio, related to trust preferred securities of two well-capitalized bank holding companies in Michigan, were attributable to illiquidity in certain financial markets. The Corporation performed an analysis of the creditworthiness of these issuers and concluded that, at September 30, 2011, the Corporation expected to recover the entire amortized cost basis of these investment securities.

At September 30, 2011, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, at September 30, 2011, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. Additionally, no impairment loss was realized in the Corporation’s consolidated statement of income for the nine months ended September 30, 2011. However, there is no assurance that OTTI may not occur in the future.

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

Land development — Secured development loans are made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date. Land development loans at September 30, 2011 were primarily comprised of loans to develop residential properties.

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

A summary of loans follows:

	September 30, 2011	December 31, 2010	September 30, 2010
	(In thousands)
Commercial loan portfolio:
Commercial	$858,969	$818,997	$794,739
Real estate commercial	1,056,092	1,076,971	1,077,760
Real estate construction	72,851	89,234	112,093
Land development	46,978	53,386	55,645

Subtotal	2,034,890	2,038,588	2,040,237

Consumer loan portfolio:
Real estate residential	840,044	798,046	747,135
Consumer installment	526,573	503,132	510,991
Home equity	358,919	341,896	342,508

Subtotal	1,725,536	1,643,074	1,600,634

Total loans	$3,760,426	$3,681,662	$3,640,871

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

Risk Grade 7 (Substandard — Accrual) — A business credit that is inadequately protected by the current financial net worth and paying capacity of the obligor or of the collateral pledged, if any; management has deteriorated or has become non-existent; quality financial information is unobtainable; a high level of maintenance is required by the Corporation; cash flow can no longer support debt requirements; loan payments are continually and/or severely delinquent; negative net worth; personal guaranty has become insignificant; a credit that has a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. The Corporation still expects a full recovery of all contractual principal and interest payments; however, a possibility exists that the Corporation will sustain some loss if deficiencies are not corrected.

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

The following schedule presents the recorded investment of loans in the commercial loan portfolio by risk rating categories at September 30, 2011 and December 31, 2010:

	Commercial Loan Portfolio Credit Exposure Credit Risk Profile by Creditworthiness Category
	Commercial	Real Estate Commercial	Real Estate Construction	Land Development	Total
	(In thousands)
September 30, 2011:
Originated Portfolio:
Risk Grades 1-5	$661,237	$673,659	$53,044	$15,762	$1,403,702
Risk Grade 6	28,669	28,094	288	7,027	64,078
Risk Grade 7	26,096	50,709	52	851	77,708
Risk Grade 8	9,888	44,712	—	6,220	60,820
Risk Grade 9	916	4,142	—	1,657	6,715

Subtotal	726,806	801,316	53,384	31,517	1,613,023

Acquired Portfolio:
Risk Grades 1-5	111,354	231,467	19,324	8,979	371,124
Risk Grade 6	6,814	10,504	—	1,446	18,764
Risk Grade 7	4,762	10,180	—	688	15,630
Risk Grade 8	9,198	2,625	143	4,348	16,314
Risk Grade 9	35	—	—	—	35

Subtotal	132,163	254,776	19,467	15,461	421,867

Total	$858,969	$1,056,092	$72,851	$46,978	$2,034,890

December 31, 2010:
Originated Portfolio:
Risk Grades 1-5	$619,150	$656,471	$67,907	$15,797	$1,359,325
Risk Grade 6	22,173	39,653	737	8,935	71,498
Risk Grade 7	16,480	35,471	551	983	53,485
Risk Grade 8	16,061	57,287	—	6,537	79,885
Risk Grade 9	607	3,271	—	2,430	6,308

Subtotal	674,471	792,153	69,195	34,682	1,570,501

Acquired Portfolio:
Risk Grades 1-5	119,943	249,495	19,796	12,667	401,901
Risk Grade 6	10,236	18,202	—	—	28,438
Risk Grade 7	6,050	14,896	—	457	21,403
Risk Grade 8	8,282	2,225	243	5,580	16,330
Risk Grade 9	15	—	—	—	15

Subtotal	144,526	284,818	20,039	18,704	468,087

Total	$818,997	$1,076,971	$89,234	$53,386	$2,038,588

The Corporation evaluates the credit quality of loans in the consumer loan portfolio based primarily on the aging status of the loan and payment activity. The following schedule presents the recorded investment of loans in the consumer loan portfolio based on the credit risk profile of loans in a performing status and loans in a nonperforming status at September 30, 2011 and December 31, 2010:

	Consumer Loan Portfolio Credit Exposure Credit Risk Profile Based on Aging Status and Payment Activity
	Real Estate Residential	Consumer Installment	Home Equity	Total Consumer
	(In thousands)
September 30, 2011:
Originated Loans:
Performing	$789,338	$519,409	$307,578	$1,616,325
Nonperforming	28,329	2,931	4,446	35,706

Subtotal	817,667	522,340	312,024	1,652,031

Acquired Loans:
Performing	21,517	4,233	46,344	72,094
Nonperforming	860	—	551	1,411

Subtotal	22,377	4,233	46,895	73,505

Total	$840,044	$526,573	$358,919	$1,725,536

December 31, 2010:
Originated Loans:
Performing	$733,461	$495,203	$286,854	$1,515,518
Nonperforming	37,638	1,846	3,895	43,379

Subtotal	771,099	497,049	290,749	1,558,897

Acquired Loans:
Performing	25,406	6,083	50,873	82,362
Nonperforming	1,541	—	274	1,815

Subtotal	26,947	6,083	51,147	84,177

Total	$798,046	$503,132	$341,896	$1,643,074

Nonperforming Loans

A summary of nonperforming loans follows:

	September 30, 2011	December 31, 2010	September 30, 2010
	(In thousands)
Nonaccrual loans:
Commercial	$10,804	$16,668	$19,440
Real estate commercial	48,854	60,558	59,353
Real estate construction and land development	7,877	8,967	16,085
Real estate residential	17,544	12,083	13,485
Consumer installment and home equity	6,033	4,686	4,469

Total nonaccrual loans	91,112	102,962	112,832

Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	282	530	909
Real estate commercial	415	1,350	2,265
Real estate construction and land development	—	1,220	—
Real estate residential	974	3,253	2,316
Consumer installment and home equity	1,344	1,055	1,036

Total accruing loans contractually past due 90 days or more as to interest or principal payments	3,015	7,408	6,526

TDRs:
Commercial and real estate commercial	16,457	15,057	9,834
Real estate residential	9,811	22,302	18,712

Total nonperforming TDRs	26,268	37,359	28,546

Total nonperforming loans	$120,395	$147,729	$147,904

Impaired Loans

The following schedule presents impaired loans by classes of loans at September 30, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
Impaired loans with a valuation allowance:
Commercial	$5,342	$6,965	$1,562
Real estate commercial	20,084	21,245	6,759
Land development	1,748	1,757	387
Real estate residential	21,416	21,416	618

Subtotal	48,590	51,383	9,326

Impaired loans with no related valuation allowance:
Commercial	24,454	32,108	—
Real estate commercial	44,844	58,929	—
Real estate construction	143	1,115	—
Land development	11,047	17,069	—
Real estate residential	17,544	17,544	—
Consumer installment	2,931	2,931	—
Home equity	3,102	3,102	—

Subtotal	104,065	132,798	—

Total impaired loans:
Commercial	29,796	39,073	1,562
Real estate commercial	64,928	80,174	6,759
Real estate construction	143	1,115	—
Land development	12,795	18,826	387
Real estate residential	38,960	38,960	618
Consumer installment	2,931	2,931	—
Home equity	3,102	3,102	—

Total	$152,655	$184,181	$9,326

The following schedule presents information related to impaired loans for the three and nine months ended September 30, 2011:

	Three months ended September 30, 2011		Nine months ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Commercial	$28,593	$260	$30,384	$730
Real estate commercial	70,634	281	71,854	616
Real estate construction	145	2	192	10
Land development	13,414	86	13,940	270
Real estate residential	39,848	223	38,467	708
Consumer installment	2,916	—	2,844	—
Home equity	3,456	—	3,213	—

Total	$159,006	$852	$160,894	$2,334

The following schedule presents impaired loans by classes of loans at December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
Impaired loans with a valuation allowance:
Commercial	$8,289	$8,675	$2,947
Real estate commercial	34,681	35,744	11,356
Land development	1,881	1,984	663
Real estate residential	22,302	22,302	806

Subtotal	67,153	68,705	15,772

Impaired loans with no related valuation allowance:
Commercial	28,597	39,927	—
Real estate commercial	38,689	51,722	—
Land development	10,498	15,039	—
Real estate residential	12,083	12,083	—
Consumer installment	1,751	1,751	—
Home equity	2,935	2,935	—

Subtotal	94,553	123,457	—

Total impaired loans:
Commercial	36,886	48,602	2,947
Real estate commercial	73,370	87,466	11,356
Land development	12,379	17,023	663
Real estate residential	34,385	34,385	806
Consumer installment	1,751	1,751	—
Home equity	2,935	2,935	—

Total	$161,706	$192,162	$15,772

The difference between an impaired loan’s recorded investment and the unpaid principal balance represents either (i) for originated loans, a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management’s assessment that full collection of the loan balance is not likely or (ii) for acquired loans that meet the definition of an impaired loan, fair value adjustments recognized at the acquisition date attributable to expected credit losses and the discounting of expected cash flows at market interest rates. The difference between the recorded investment and the unpaid principal balance of $31.5 million and $30.5 million at September 30, 2011 and December 31, 2010, respectively, includes confirmed losses (partial charge-offs) of $22.1 million and $19.8 million, respectively, and fair value discount adjustments of $9.4 million and $10.7 million, respectively.

The following schedule presents a summary of impaired loans between those with and without a valuation allowance at September 30, 2010:

	Recorded Investment	Related Valuation Allowance
	(In thousands)
Impaired loans with a valuation allowance:
Commercial, real estate commercial, real estate construction and land development	$58,269	$17,815
Real estate residential	18,712	824

Subtotal	76,981	18,639

Impaired loans with no valuation allowance:
Commercial, real estate commercial, real estate construction and land development	56,062	—
Real estate residential	13,485	—
Consumer installment and home equity	4,469	—

Subtotal	74,016	—

Total	$150,997	$18,639

Impaired loans include $19.7 million, $21.4 million and $12.5 million at September 30, 2011, December 31, 2010 and September 30, 2010, respectively, of acquired loans that were not performing in accordance with original contractual terms. These loans are not reported as nonperforming loans, as a market yield adjustment was recognized on these loans at acquisition that is being amortized into interest income. Impaired loans also include $15.5 million at September 30, 2011 of performing TDRs.

The following schedule presents the aging status of the recorded investment in loans by classes of loans at September 30, 2011 and December 31, 2010:

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
September 30, 2011
Originated Portfolio:
Commercial	$7,471	$3,364	$282	$10,804	$21,921	$704,885	$726,806
Real estate commercial	10,104	4,832	415	48,854	64,205	737,111	801,316
Real estate construction	214	288	—	—	502	52,882	53,384
Land development	—	349	—	7,877	8,226	23,291	31,517
Real estate residential	5,793	247	974	17,544	24,558	793,109	817,667
Consumer installment	4,578	775	—	2,931	8,284	514,056	522,340
Home equity	1,823	1,312	1,344	3,102	7,581	304,443	312,024

Total	$29,983	$11,167	$3,015	$91,112	$135,277	$3,129,777	$3,265,054

Acquired Portfolio:
Commercial	$540	$—	$10,515	$—	$11,055	$121,108	$132,163
Real estate commercial	—	—	2,864	—	2,864	251,912	254,776
Real estate construction	—	—	143	—	143	19,324	19,467
Land development	—	—	4,799	—	4,799	10,662	15,461
Real estate residential	—	766	860	—	1,626	20,751	22,377
Consumer installment	47	83	—	—	130	4,103	4,233
Home equity	236	256	551	—	1,043	45,852	46,895

Total	$823	$1,105	$19,732	$—	$21,660	$473,712	$495,372

December 31, 2010
Originated Portfolio:
Commercial	$6,788	$3,645	$530	$16,668	$27,631	$646,840	$674,471
Real estate commercial	9,960	4,139	1,350	60,558	76,007	716,146	792,153
Real estate construction	689	—	—	—	689	68,506	69,195
Land development	—	119	1,220	8,967	10,306	24,376	34,682
Real estate residential	1,126	6,610	3,253	12,083	23,072	748,027	771,099
Consumer installment	6,179	1,741	95	1,751	9,766	487,283	497,049
Home equity	3,046	825	960	2,935	7,766	282,983	290,749

Total	$27,788	$17,079	$7,408	$102,962	$155,237	$2,974,161	$3,129,398

Acquired Portfolio:
Commercial	$131	$64	$10,445	$—	$10,640	$133,886	$144,526
Real estate commercial	993	—	3,302	—	4,295	280,523	284,818
Real estate construction	736	—	243	—	979	19,060	20,039
Land development	2,697	—	5,580	—	8,277	10,427	18,704
Real estate residential	685	—	1,541	—	2,226	24,721	26,947
Consumer installment	19	43	—	—	62	6,021	6,083
Home equity	85	34	274	—	393	50,754	51,147

Total	$5,346	$141	$21,385	$—	$26,872	$525,392	$552,264

Loans Modified Under Troubled Debt Restructurings

The following schedule provides information on performing and nonperforming TDRs as of September 30, 2011 that were modified during the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(In thousands)
Commercial and real estate commercial	14	$2,866	$2,866	41	$8,670	$8,670
Real estate residential	25	2,144	2,045	68	6,086	5,836

Total	39	$5,010	$4,911	109	$14,756	$14,506

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. The difference between the pre-modification and post-modification recorded investment of real estate residential TDRs represents impairment recognized by the Corporation through the provision for loan losses computed based on a loan’s post-modification present value of expected future cash flows discounted at the loan’s original effective interest rate. No provision for loan losses was recognized related to commercial and real estate commercial TDRs as the Corporation does not expect to incur a loss on these loans based on its assessment of the borrower’s expected cash flows.

The following schedule provides information on performing and nonperforming TDRs as of September 30, 2011 for which there was a payment default, whereby the borrower was past due with respect to principal and/or interest for 30 days or more, during the three and nine months ended September 30, 2011 that had been modified during the 12-month period prior to the default:

	With Payment Defaults During the Following Periods:
	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands)
Commercial and real estate commercial	22	$7,789	26	$9,673
Real estate residential	32	3,196	36	3,384

Total	54	$10,985	62	$13,057

All of the Corporation’s TDRs are accounted for as impaired loans and are considered accordingly as part of the analysis of the allowance for loan losses.

Allowance for Loan Losses

Changes in the allowance were as follows for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Balance at beginning of period	$89,733	$89,502	$89,530	$80,841
Provision for loan losses	6,400	8,600	20,900	35,300
Net loan charge-offs:
Loan charge-offs	(8,839)	(9,245)	(25,787)	(29,440)
Loan recoveries	1,419	664	4,070	2,820

Net loan charge-offs	(7,420)	(8,581)	(21,717)	(26,620)

Balance at end of period	$88,713	$89,521	$88,713	$89,521

The following schedule presents, by loan portfolio segment, the changes in the allowance for the three and nine months ended September 30, 2011 and details regarding the balance in the allowance and the recorded investment in loans at September 30, 2011 by impairment evaluation method.

	Commercial Loan Portfolio	Consumer Loan Portfolio	Unallocated	Total
	(In thousands)
Changes in allowance for loan losses for the three months ended September 30, 2011:
Beginning balance	$58,572	$29,283	$1,878	$89,733
Provision for loan losses	2,258	2,296	1,846	6,400
Charge-offs	(5,439)	(3,400)	—	(8,839)
Recoveries	899	520	—	1,419

Ending balance	$56,290	$28,699	$3,724	$88,713

Changes in allowance for loan losses for the nine months ended September 30, 2011:
Beginning balance	$59,443	$27,338	$2,749	$89,530
Provision for loan losses	11,348	8,577	975	20,900
Charge-offs	(16,629)	(9,158)	—	(25,787)
Recoveries	2,128	1,942	—	4,070

Ending balance	$56,290	$28,699	$3,724	$88,713

Allowance for loan losses balance at September 30, 2011 attributable to:
Loans individually evaluated for impairment	$8,708	$618	$—	$9,326
Loans collectively evaluated for impairment	46,282	28,081	3,724	78,087
Loans acquired with deteriorated credit quality	1,300	—	—	1,300

Total	$56,290	$28,699	$3,724	$88,713

Recorded investment (loan balance) at September 30, 2011:
Loans individually evaluated for impairment	$87,930	$21,416	$—	$109,346
Loans collectively evaluated for impairment	1,525,093	1,630,615	—	3,155,708
Loans acquired with deteriorated credit quality	421,867	73,505	—	495,372

Total	$2,034,890	$1,725,536	$—	$3,760,426

The following presents, by loan portfolio segment, details regarding the balance in the allowance and the recorded investment in loans at December 31, 2010 by impairment evaluation method.

	Commercial Loan Portfolio	Consumer Loan Portfolio	Unallocated	Total
	(In thousands)
Allowance for loan losses balance at December 31, 2010 attributable to:
Loans individually evaluated for impairment	$14,966	$806	$—	$15,772
Loans collectively evaluated for impairment	44,477	26,532	2,749	73,758
Loans acquired with deteriorated credit quality	—	—	—	—

Total	$59,443	$27,338	$2,749	$89,530

Recorded investment (loan balance) at December 31, 2010:
Loans individually evaluated for impairment	$101,250	$22,302	$—	$123,552
Loans collectively evaluated for impairment	1,469,251	1,536,595	—	3,005,846
Loans acquired with deteriorated credit quality	468,087	84,177	—	552,264

Total	$2,038,588	$1,643,074	$—	$3,681,662

At September 30, 2011, the $1.3 million allowance attributable to acquired loans was primarily attributable to one of the acquired loan pools experiencing a decline in expected cash flows as of that date. There were no material changes in expected cash flows for the remaining acquired loan pools at September 30, 2011. An allowance related to acquired loans was not required at December 31, 2010 and September 30, 2010 due to no material changes in expected cash flows since the date of acquisition as of these dates.

Note 5: Intangible Assets

The Corporation has recorded four types of intangible assets: goodwill, core deposit intangible assets, mortgage servicing rights (MSRs) and non-compete agreements. Goodwill, core deposit intangible assets and non-compete agreements arose as the result of business combinations or other acquisitions. MSRs arose as a result of selling residential real estate mortgage loans in the secondary market while retaining the right to service these loans and receive servicing income over the life of the loan, as well as a result of the OAK acquisition. Amortization is recorded on the core deposit intangible assets, MSRs and non-compete agreements. Goodwill is not amortized but is evaluated at least annually for impairment. The Corporation’s annual goodwill impairment test was performed as of September 30, 2011, and based on a qualitative assessment, the Corporation determined that it was not more-likely-than-not that the fair value of the Corporation’s sole reporting unit, Chemical Bank, was less than its carrying value, and that accordingly, no impairment existed for the Corporation’s goodwill at that date.

The following table shows the net carrying value of the Corporation’s intangible assets:

	September 30, 2011	December 31, 2010	September 30, 2010
	(In thousands)
Goodwill	$113,414	$113,414	$110,266

Other intangible assets:
Core deposit intangible assets	8,261	9,406	10,352
Mortgage servicing rights	3,561	3,782	3,718
Non-compete agreements	27	333	462

Total other intangible assets	$11,849	$13,521	$14,532

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

The following table sets forth the carrying amount, accumulated amortization and amortization expense of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:

	September 30, 2011	December 31, 2010	September 30, 2010
	(In thousands)
Gross original amount	$26,468	$26,468	$26,978
Accumulated amortization	18,207	17,062	16,626

Carrying amount	$8,261	$9,406	$10,352

Amortization expense for the three months ended September 30	$382		$439

Amortization expense for the nine months ended September 30	$1,145		$924

At September 30, 2011, the remaining amortization expense on core deposit intangible assets that existed as of that date was estimated as follows (in thousands):

2011	$382
2012	1,469
2013	1,309
2014	1,146
2015	1,066
2016 and thereafter	2,889

Total	$8,261

The following shows the net carrying value and fair value of MSRs and the total loans that the Corporation is servicing for others:

	September 30, 2011	December 31, 2010	September 30, 2010
	(In thousands)
Net carrying value of MSRs	$3,561	$3,782	$3,718

Fair value of MSRs	$4,437	$5,674	$4,324

Loans serviced for others that have servicing rights capitalized	$900,197	$891,937	$882,200

The following table shows the activity for capitalized MSRs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Balance at beginning of period	$3,577	$3,641	$3,782	$3,077
Acquired in OAK acquisition	—	—	—	691
Additions	317	560	1,028	1,186
Amortization	(333)	(483)	(1,249)	(1,236)

Balance at end of period	$3,561	$3,718	$3,561	$3,718

There was no impairment valuation allowance recorded on MSRs as of September 30, 2011, December 31, 2010 or September 30, 2010.

Amortization expense on non-compete agreements totaled $0.1 million during the three months ended September 30, 2011 and 2010 and $0.3 million and $0.2 million during the nine months ended September 30, 2011 and 2010, respectively. Remaining amortization expense on non-compete agreements that existed at September 30, 2011 was less than $0.1 million.

Note 6: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of related tax benefit/expense were as follows:

	September 30, 2011	December 31, 2010	September 30, 2010
	(In thousands)
Net unrealized gains on investment securities—available-for-sale, net of related tax expense of $1,925 at September 30, 2011, $1,786 at December 31, 2010 and $2,428 at September 30, 2010	$3,576	$3,317	$4,510
Pension and other postretirement benefits adjustment, net of related tax benefit of $9,195 at September 30, 2011, $9,384 at December 31, 2010 and $8,412 at September 30, 2010	(17,077)	(17,428)	(15,623)

Accumulated other comprehensive loss	$(13,501)	$(14,111)	$(11,113)

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

At September 30, 2011, December 31, 2010 and September 30, 2010, Chemical Bank’s capital ratios exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.” Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets.

The summary below compares the Corporation’s and Chemical Bank’s actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(In thousands)
September 30, 2011
Total Capital to Risk-Weighted Assets:
Corporation	$493,976	13.1%	$302,360	8.0%	N/A	N/A
Chemical Bank	486,207	12.9	302,149	8.0	$377,686	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	446,217	11.8	151,180	4.0	N/A	N/A
Chemical Bank	438,480	11.6	151,074	4.0	226,612	6.0
Leverage Ratio:
Corporation	446,217	8.6	206,656	4.0	N/A	N/A
Chemical Bank	438,480	8.5	206,613	4.0	258,266	5.0
December 31, 2010
Total Capital to Risk-Weighted Assets:
Corporation	$473,471	12.9%	$293,856	8.0%	N/A	N/A
Chemical Bank	465,709	12.7	293,573	8.0	$366,966	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	427,014	11.6	146,928	4.0	N/A	N/A
Chemical Bank	419,296	11.4	146,786	4.0	220,179	6.0
Leverage Ratio:
Corporation	427,014	8.4	204,426	4.0	N/A	N/A
Chemical Bank	419,296	8.2	204,291	4.0	255,363	5.0
September 30, 2010
Total Capital to Risk-Weighted Assets:
Corporation	$500,253	13.7%	$292,057	8.0%	N/A	N/A
Chemical Bank	488,346	13.4	291,454	8.0	$364,318	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	454,074	12.4	146,028	4.0	N/A	N/A
Chemical Bank	442,260	12.1	145,727	4.0	218,591	6.0
Leverage Ratio:
Corporation	454,074	8.8	205,361	4.0	N/A	N/A
Chemical Bank	442,260	8.6	205,080	4.0	256,350	5.0

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
	(In thousands)
Description
September 30, 2011
Investment securities — available-for-sale:
Government sponsored agencies	$—	$74,561	$—	$74,561
State and political subdivisions	—	45,464	—	45,464
Residential mortgage-backed securities	—	128,864	—	128,864
Collateralized mortgage obligations	—	295,932	—	295,932
Corporate bonds	—	64,184	—	64,184
Preferred stock	—	1,488	—	1,488

Total	$—	$610,493	$—	$610,493

December 31, 2010
Investment securities — available-for-sale:
Government sponsored agencies	$—	$117,521	$—	$117,521
State and political subdivisions	—	46,046	—	46,046
Residential mortgage-backed securities	—	136,935	—	136,935
Collateralized mortgage obligations	—	233,921	—	233,921
Corporate bonds	—	42,747	—	42,747
Preferred stock	—	1,440	—	1,440

Total	$—	$578,610	$—	$578,610

September 30, 2010
Investment securities — Trading	$—	$1,471	$—	$1,471
Investment securities — available-for-sale:
Government sponsored agencies	—	139,921	—	139,921
State and political subdivisions	—	48,721	—	48,721
Residential mortgage-backed securities	—	156,773	—	156,773
Collateralized mortgage obligations	—	240,289	—	240,289
Corporate bonds	—	23,119	—	23,119

Subtotal	—	608,823	—	608,823

Total	$—	$610,294	$—	$610,294

There were no liabilities recorded at fair value on a recurring basis at September 30, 2011, December 31, 2010 and September 30, 2010.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allocation of the allowance (valuation allowance) may be established or a portion of the loan is charged off. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including the loan’s observable market price, the fair value of the collateral or the present value of the expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring a valuation allowance represent loans for which the fair value of the expected repayments or collateral exceed the remaining carrying amount of such loans. At September 30, 2011, December 31, 2010 and September 30, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral. Impaired loans, where a valuation allowance is established or a portion of the loan is charged off based on the fair value of collateral, are subject to nonrecurring fair value measurement and require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as a Level 2 valuation. When management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market price or independent appraised value, the Corporation records the impaired loan as a Level 3 valuation.

Goodwill is subject to impairment testing on an annual basis. In accordance with ASU 2011-08, the Corporation performed a qualitative assessment in order to evaluate goodwill for impairment as of the annual impairment test date of September 30, 2011. The qualitative assessment requires a significant degree of judgment. In the event the qualitative assessment indicates that it is more-likely-than-not that the fair value is less than the carrying value, the amount of impairment, if any, is computed under a two-step approach and goodwill is recorded at fair value as determined by either the income or market approach method, which requires a significant degree of judgment. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At September 30, 2011, December 31, 2010 and September 30, 2010, no goodwill was impaired, and therefore, goodwill was not recorded at fair value on a nonrecurring basis.

Other intangible assets consist of core deposit intangible assets and MSRs. These items are both recorded at fair value when initially recorded. Subsequently, core deposit intangible assets are amortized primarily on an accelerated basis over periods ranging from ten to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. The fair value of MSRs is initially estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, as determined by the model, through a valuation allowance. The Corporation classifies MSRs subject to nonrecurring fair value measurements as Level 3 valuations. At September 30, 2011, December 31, 2010 and September 30, 2010, there was no impairment identified for core deposit intangible assets or MSRs and, therefore, no other intangible assets were recorded at fair value on a nonrecurring basis.

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

Disclosure of Nonrecurring Basis Fair Value Measurements

For assets measured at fair value on a nonrecurring basis, quantitative disclosures about fair value measurements for each major category of assets were as follows:

	Fair Value Measurements - Nonrecurring Basis
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Description
September 30, 2011
Impaired originated loans	$—	$—	$59,896	$59,896
Other real estate/repossessed assets	—	—	28,679	28,679

Total	$—	$—	$88,575	$88,575

December 31, 2010
Impaired originated loans	$—	$—	$64,883	$64,883
Other real estate/repossessed assets	—	—	27,510	27,510

Total	$—	$—	$92,393	$92,393

September 30, 2010
Impaired loans	$—	$—	$74,939	$74,939
Other real estate/repossessed assets	—	—	22,704	22,704

Total	$—	$—	$97,643	$97,643

There were no liabilities recorded at fair value on a nonrecurring basis at September 30, 2011, December 31, 2010 and September 30, 2010.

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

The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At September 30, 2011, December 31, 2010 and September 30, 2010, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.

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

A summary of carrying amounts and estimated fair values of the Corporation’s financial instruments included in the consolidated statements of financial position are as follows:

	September 30, 2011		December 31, 2010		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$611,284	$611,284	$536,165	$536,165	$719,350	$719,350
Investment and other securities	822,497	821,089	771,143	764,931	791,958	788,695
Loans held-for-sale	15,212	15,212	20,479	20,479	19,547	19,547
Net loans	3,671,713	3,684,251	3,592,132	3,601,805	3,551,350	3,543,451
Interest receivable	15,810	15,810	15,761	15,761	16,372	16,372
Liabilities:
Deposits without defined maturities	$2,942,811	$2,942,811	$2,738,719	$2,738,719	$2,890,121	$2,890,121
Time deposits	1,537,775	1,562,604	1,593,046	1,614,854	1,577,281	1,610,711
Interest payable	2,427	2,427	2,887	2,887	3,059	3,059
Short-term borrowings	302,298	302,298	242,703	242,703	254,799	254,799
FHLB advances	45,991	47,365	74,130	75,166	85,390	87,608

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

The following summarizes the numerator and denominator of the basic and diluted earnings per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Numerator for both basic and diluted earnings per common share, net income	$11,625	$8,871	$31,846	$15,551

Denominator for basic earnings per common share, weighted average common shares outstanding	27,457	27,438	27,454	25,883
Weighted average common stock equivalents	47	33	40	28

Denominator for diluted earnings per common share	27,504	27,471	27,494	25,911

Basic earnings per common share	$0.42	$0.32	$1.16	$0.60
Diluted earnings per common share	0.42	0.32	1.16	0.60

The average number of exercisable employee stock option awards outstanding that were “out-of-the-money,” whereby the option exercise price per share exceeded the market price per share, and therefore, were not included in the computation of diluted earnings per common share totaled 670,725 and 638,717 for the three months ended September 30, 2011 and 2010, respectively, and 663,492 and 586,668 for the nine months ended September 30, 2011 and 2010, respectively.

Note 10: Share-Based Compensation Plans

During the three-month periods ended September 30, 2011 and 2010, share-based compensation expense related to stock options and restricted stock performance units totaled $0.3 million and $0.4 million, respectively. During the nine-month periods ended September 30, 2011 and 2010, share-based compensation expense related to stock options and restricted stock performance units totaled $0.7 million and $1.3 million, respectively.

During the nine-month period ended September 30, 2011, the Corporation granted options to purchase 99,172 shares of common stock and 51,598 restricted stock performance units to certain officers. At September 30, 2011, there were 394,404 shares of common stock available for future grants under share-based compensation plans.

Stock Options

The Corporation issues fixed stock options to certain officers. Stock options are issued at the current market price of the Corporation’s common stock on the date of grant, generally vest ratably over a three-year period and expire ten years from the date of grant.

A summary of activity for the Corporation’s stock options as of and for the nine months ended September 30, 2011 is presented below:

	Non-Vested Stock Options Outstanding			Stock Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at January 1, 2011	126,670	$23.29	$6.99	757,665	$29.42
Granted	99,172	19.95	6.12	99,172	19.95
Exercised	—	—	—	—	—
Vested	(62,959)	23.27	6.76	—	—
Forfeited/expired	—	—	—	(27,950)	31.58

Outstanding at September 30, 2011	162,883	$21.27	$6.55	828,887	$28.22

Exercisable/vested at September 30, 2011				666,004	$29.92

The weighted-average remaining contractual terms were 5.5 years for all outstanding stock options and 4.6 years for exercisable stock options. The outstanding and exercisable stock options at September 30, 2011 had no intrinsic value as the closing price of the Corporation’s common stock on that date of $15.31 per share was less than the exercise price of all stock options outstanding.

At September 30, 2011, unrecognized compensation cost related to stock options totaled $0.8 million. This cost is expected to be recognized over a remaining weighted average period of 2.1 years.

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

A summary of the activity for restricted stock performance units as of and for the nine months ended September 30, 2011 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2011	80,852	$22.99
Granted	51,598	17.87
Converted into shares of common stock	(2,427)	23.70
Forfeited/expired	—	—

Outstanding at September 30, 2011	130,023	$20.99

At September 30, 2011, unrecognized compensation cost related to restricted stock performance unit awards totaled $0.8 million. This cost is recognized based on the expected achievement of the targeted earnings per common share level for the restricted stock performance units over approximately two years.

Note 11: Pension and Other Postretirement Benefit Plans

The components of net periodic benefit cost (income) for the Corporation’s qualified and nonqualified pension plans and nonqualified postretirement benefits plan are as follows:

	Defined Benefit Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Service cost	$290	$314	$872	$941
Interest cost	1,207	1,209	3,622	3,627
Expected return on plan assets	(1,582)	(1,431)	(4,746)	(4,293)
Amortization of prior service credit	—	(1)	(1)	(2)
Amortization of unrecognized net loss	270	123	809	370

Net periodic benefit cost	$185	$214	$556	$643

	Postretirement Benefits Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Interest cost	$42	$55	$125	$163
Amortization of prior service credit	(81)	(81)	(243)	(243)
Amortization of unrecognized net gain	(8)	—	(24)	—

Net periodic benefit income	$(47)	$(26)	$(142)	$(80)

401(k) Savings Plan expense for the Corporation’s match of participants’ base compensation contributions and a 4% of eligible pay contribution to certain employees who are not grandfathered under the pension plan was $0.7 million for both the three months ended September 30, 2011 and 2010 and $2.1 million and $1.8 million for the nine months ended September 30, 2011 and 2010, respectively.

Note 12: Financial Guarantees

In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by- case basis, depending on the nature of the financial instrument and the customer’s creditworthiness. At September 30, 2011, December 31, 2010 and September 30, 2010, the Corporation had $48.0 million, $44.9 million and $43.5 million, respectively, of outstanding financial and performance standby letters of credit which expire in five years or less. The majority of these standby letters of credit are collateralized. At September 30, 2011, December 31, 2010 and September 30, 2010, the Corporation’s assessment determined there was $0.3 million of probable losses relating to standby letters of credit, which has been recorded as an other liability in the Corporation’s statement of financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected the financial condition and results of operations of Chemical Financial Corporation (Corporation) during the periods included in the consolidated financial statements included in this filing.

Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP) and follow general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management has identified the determination of the allowance for loan losses, accounting for loans acquired in business combinations, pension plan accounting, income and other taxes, fair value measurements and the evaluation of goodwill impairment to be the accounting areas that require the most subjective or complex judgments, and as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the board of directors. The Corporation’s significant accounting policies are more fully described in Note 1 to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 and the more significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010. During the third quarter of 2011, the Corporation adopted Accounting Standards Update (ASU) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing for Goodwill Impairment (ASU 2011-08). See Note 1, Significant Accounting Policies, to the consolidated financial statements (unaudited) contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 under the subheading “Adopted Accounting Pronouncements” for more information regarding the adoption of ASU 2011-08. There were no other material changes to the Corporation’s significant accounting policies or the estimates made pursuant to those policies during the most recent quarter.

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

Summary

The Corporation’s net income was $11.6 million, or $0.42 per diluted share, in the third quarter of 2011, compared to net income of $11.0 million, or $0.40 per diluted share, in the second quarter of 2011 and net income of $8.9 million, or $0.32 per diluted share, in the third quarter of 2010. The increase in net income and earnings per share in the third quarter of 2011, compared to the second quarter of 2011, was primarily attributable to higher net interest income, a lower provision for loan losses and lower federal income tax expense, being partially offset by higher operating expenses. The increase in net income and earnings per share in the third quarter of 2011, compared to the third quarter of 2010, was primarily attributable to a lower provision for loan losses and lower operating expenses.

Return on average assets, on an annualized basis, in the third quarter of 2011 was 0.87%, compared to 0.84% in the second quarter of 2011 and 0.67% in the third quarter of 2010. Return on average equity, on an annualized basis, in the third quarter of 2011 was 8.0%, compared to 7.8% in the second quarter of 2011 and 6.3% in the third quarter of 2010.

Total assets were $5.44 billion at September 30, 2011, an increase of $193 million, or 3.7%, from total assets of $5.25 billion at December 31, 2010 and an increase of $39 million, or 0.7%, from total assets of $5.40 billion at September 30, 2010. Total loans were $3.76 billion at September 30, 2011, an increase of $79 million, or 2.1%, from total loans of $3.68 billion at December 31, 2010 and an increase of $120 million, or 3.3%, from total loans of $3.64 billion at September 30, 2010. Total deposits were $4.48 billion at September 30, 2011, an increase of $149 million, or 3.4%, from total deposits of $4.33 billion at December 31, 2010, and an increase of $13 million, or 0.3%, from total deposits of $4.47 billion at September 30, 2010.

At September 30, 2011, tangible shareholders’ equity was 8.6% of total assets, compared to 8.6% of total assets at December 31, 2010 and 8.4% of total assets at September 30, 2010.

Financial Condition

Total Assets

Total assets were $5.44 billion at September 30, 2011, an increase of $193 million, or 3.7%, from total assets of $5.25 billion at December 31, 2010 and an increase of $39 million, or 0.7%, from total assets of $5.40 billion at September 30, 2010.

Interest-earning assets were $5.08 billion at September 30, 2011, an increase of $165 million, or 3.3%, from interest-earning assets of $4.92 billion at December 31, 2010 and an increase of $29 million, or 0.6%, from interest-earning assets of $5.05 billion at September 30, 2010.

The increases in total assets and interest-earning assets during the nine months ended September 30, 2011 were primarily attributable to growth in loans and investment securities that were funded by seasonal increases in municipal customer deposits. The increases in total assets and interest-earning assets during the twelve months ended September 30, 2011 were primarily attributable to loan growth.

Investment Securities

The carrying value of investment securities totaled $796.9 million at September 30, 2011, an increase of $52.9 million, or 7.1%, from investment securities of $744.0 million at December 31, 2010 and an increase of $31.1 million, or 4.1%, from investment securities of $765.8 million at September 30, 2010. The increase in investment securities during the nine months ended September 30, 2011 was primarily attributable to the Corporation investing a portion of its excess liquidity in collateralized mortgage obligations. At September 30, 2011, the Corporation’s investment securities portfolio consisted of $74.6 million in government sponsored agency debt obligations comprised primarily of fixed rate senior bonds issued by the twelve regional Federal Home Loan Banks that make up the Federal Home Loan Bank System (FHLBanks) and variable rate instruments backed by the Federal Farm Credit Bank, Small Business Administration and Student Loan Marketing Corporation; $221.3 million in state and political subdivisions debt obligations comprised primarily of general debt obligations of issuers primarily located in the State of Michigan; $128.9 million in residential mortgage-backed securities comprised primarily of fixed rate instruments backed by a U.S. government agency (Government National Mortgage Association) or government sponsored enterprises (the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association); $295.9 million of collateralized mortgage obligations comprised primarily of variable rate instruments with average maturities of less than three years backed by the same U.S. government agency and government sponsored enterprises as the residential mortgage-backed securities; $64.2 million in corporate bonds comprised primarily of debt obligations of large national financial organizations; $1.5 million of preferred stock securities of two large banks; and $10.5 million of trust preferred securities (TRUPs) comprised primarily of a 100% interest in a TRUP of a non-public bank holding company in Michigan.

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

The Corporation’s investment securities portfolio with a carrying value of $796.9 million at September 30, 2011, had gross impairment of $8.7 million at that date. Management believed that the unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates on the investment securities and market illiquidity and not as a result of credit-related issues. Accordingly, at September 30, 2011, the Corporation believed the impairment in its investment securities portfolio was temporary in nature and, therefore, no impairment loss was realized in the Corporation’s consolidated statement of income for the nine months ended September 30, 2011. However, due to market and economic conditions, other-than-temporary impairment (OTTI) may occur as a result of material declines in the fair value of investment securities in the future. A further discussion of the assessment of potential impairment and the Corporation’s process that resulted in the conclusion that the impairment was temporary in nature follows.

At September 30, 2011, the Corporation’s investment securities portfolio included government sponsored agencies, residential mortgage-backed securities and collateralized mortgage obligations, combined, with gross impairment of $1.0 million, state and political subdivisions securities with gross impairment of $1.0 million, corporate bonds with gross impairment of $0.7 million and trust preferred securities with gross impairment of $6.0 million. The amortized costs and fair values of investment securities are disclosed in Note 3 to the consolidated financial statements.

The government sponsored agencies, residential mortgage-backed securities and collateralized mortgage obligations, included in the available-for-sale investment securities portfolio, had a combined amortized cost of $495.1 million, with gross impairment of $1.0 million, at September 30, 2011. Virtually all of the impaired investment securities in these three categories are backed by the full faith and credit of the U.S. government, or a guarantee of a U.S. government agency or government sponsored enterprise. The Corporation determined that the impairment on these investment securities was attributable to the low level of market interest rates and that the impairment on these investment securities was temporary in nature at September 30, 2011.

The state and political subdivisions securities, included in the available-for-sale and the held-to-maturity investment securities portfolios, had an amortized cost totaling $219.6 million, with gross impairment of $1.0 million, at September 30, 2011. The majority of these investment securities are from issuers primarily located in the State of Michigan and are general obligations of the issuer, meaning that repayment of these obligations is funded by general tax collections of the issuer. The gross impairment was attributable to impaired state and political subdivisions securities with an amortized cost of $47.2 million, with the majority of these investment securities maturing beyond 2012. It was the Corporation’s assessment that the impairment on these investment securities was attributable to changes in market interest rates for these investment securities and the market’s perception of the Michigan economy causing illiquidity in the market for these investment securities and that the impairment on these investment securities was temporary in nature at September 30, 2011.

The Corporation’s corporate bond portfolio, included in the available-for-sale investment securities portfolio, had an amortized cost of $64.8 million, with gross impairment of $0.7 million, at September 30, 2011. All of the corporate bonds held at September 30, 2011 were of an investment grade, except a corporate bond of American General Finance Corporation (AGFC). At September 30, 2011, the AGFC corporate bond had an amortized cost and fair value of $2.5 million and a maturity date of December 15, 2011. At September 30, 2011, the Corporation’s assessment was that it was probable that it would collect all of the contractual amounts due on the AGFC corporate bond. The investment grade ratings obtained for the balance of the corporate bond portfolio, with a gross impairment of $0.7 million at September 30, 2011, indicated that the obligors’ capacities to meet their financial commitments was “strong.” It was the Corporation’s assessment that the gross impairment of $0.7 million on the corporate bond portfolio at September 30, 2011 was attributable to the current level of market interest rates and the recent negative market perception of the financial industry, and not due to credit-related issues, and that the impairment on the corporate bond portfolio was temporary in nature at September 30, 2011.

At September 30, 2011, the Corporation held two TRUPs in the held-to-maturity investment securities portfolio, with a combined amortized cost of $10.5 million that had gross impairment of $6.0 million. One TRUP, with an amortized cost of $10.0 million, represented a 100% interest in a TRUP of a non-public bank holding company in Michigan that was purchased in the second quarter of 2008. At September 30, 2011, the Corporation determined that the fair value of this TRUP was $4.3 million. The second TRUP, with an amortized cost of $0.5 million, represented a 10% interest in the TRUP of another non-public bank holding company in Michigan. At September 30, 2011, the Corporation determined the fair value of this TRUP was $0.2 million. The fair value measurements of the two TRUP investments were developed based upon market pricing observations of much larger banking institutions in an illiquid market adjusted by risk measurements. The fair values of the TRUPs were based on calculations of discounted cash flows, and further based upon both observable inputs and appropriate risk adjustments that market participants would make for performance, liquidity and issuer specifics. See the additional discussion of the development of the fair values of the TRUPs in Note 3 to the consolidated financial statements. Management reviewed financial information of the issuers of the TRUPs at September 30, 2011. Based on this review, the Corporation concluded that the significant decline in fair values of the TRUPs, compared to their amortized cost, was not attributable to materially adverse conditions specifically related to the issuers.

The issuer of the $10.0 million TRUP reported net income in the first three quarters of 2011 and in each of the three years ended December 31, 2010 and was categorized as well-capitalized under applicable regulatory requirements during that time. Based on the Corporation’s analysis at September 30, 2011, it was the Corporation’s opinion that this issuer appeared to be a financially sound financial institution with sufficient liquidity to meet its financial obligations in 2011. Common stock cash dividends have been paid quarterly throughout 2011, 2010 and 2009 by the issuer and the Corporation understands that the issuer’s management anticipates cash dividends to continue to be paid in the future. All scheduled interest payments on this TRUP have been made on a timely basis. The principal of $10.0 million of this TRUP matures in 2038, with interest payments due quarterly.

Based on the information provided by the issuer of the $10.0 million TRUP, it was the Corporation’s opinion that, as of September 30, 2011, there had been no material adverse changes in the issuer’s financial performance since the TRUP was issued and purchased by the Corporation and no indication that any material adverse trends were developing that would suggest that the issuer would be unable to make all future principal and interest payments under the TRUP. Further, based on the information provided by the issuer, the issuer appeared to be a financially viable financial institution with both the credit quality and liquidity necessary to meet its financial obligations in 2011. At September 30, 2011, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer or its subsidiaries. In reviewing all available information regarding the issuer, including past performance and its financial and liquidity position, it was the Corporation’s opinion that the future cash flows of the issuer supported the carrying value of the TRUP at its original cost of $10.0 million at September 30, 2011. While the total fair value of the TRUP was $5.7 million below the Corporation’s amortized cost at September 30, 2011, it was the Corporation’s assessment that, based on the overall financial condition of the issuer, the impairment was temporary in nature at September 30, 2011.

The issuer of the $0.5 million TRUP reported a small amount of net income through the first three quarters of 2011 compared to large net losses reported in 2010 and 2009. At September 30, 2011, the issuer was categorized as well-capitalized under applicable regulatory requirements. All scheduled interest payments on this TRUP have been made on a timely basis. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly. At September 30, 2011, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer of this TRUP or any subsidiary. In reviewing all financial information regarding the $0.5 million TRUP, it was the Corporation’s opinion that the carrying value of this TRUP at its original cost of $0.5 million was supported by the issuer’s financial position at September 30, 2011, even though the fair value of the TRUP was $0.3 million below the Corporation’s amortized cost at September 30, 2011. It was the Corporation’s assessment that the impairment was temporary in nature at September 30, 2011.

At September 30, 2011, the Corporation expected to fully recover the entire amortized cost basis of each impaired investment security in its investment securities portfolio at that date. Furthermore, at September 30, 2011, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more likely-than-not that the Corporation would not have to sell any of its impaired investment securities before a full recovery of amortized cost. However, there can be no assurance that OTTI losses will not be recognized on the TRUPs or on any other investment security in the future.

Loans

Chemical Bank is a full-service commercial bank and, therefore, the acceptance and management of credit risk is an integral part of the Corporation’s business. At September 30, 2011, the Corporation’s loan portfolio was $3.76 billion and consisted of loans to commercial borrowers (commercial, real estate commercial, real estate construction and land development) totaling $2.03 billion, or 54% of total loans, loans to borrowers for the purpose of acquiring residential real estate totaling $840 million, or 22% of total loans, and loans to consumer borrowers (consumer installment and home equity) secured by various types of collateral totaling $885 million, or 24% of total loans, at that date. Loans at fixed interest rates comprised approximately 73% of the Corporation’s total loan portfolio at September 30, 2011, compared to 72% and 74% at December 31, 2010 and September 30, 2010, respectively.

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

Total loans were $3.76 billion at September 30, 2011, an increase of $79 million, or 2.1%, from total loans of $3.68 billion at December 31, 2010 and an increase of $120 million, or 3.3%, from total loans of $3.64 billion at September 30, 2010. The increase in total loans during the nine months ended September 30, 2011 was due to the Corporation originating $33 million of conforming fifteen-year fixed-rate residential mortgage loans since year end 2010 that it held in its portfolio, as opposed to selling them in the secondary market as has been its general historic practice, and $43 million of other fifteen-year fixed-rate residential mortgage loans due to an increase in loan demand for these products, combined with the Corporation extending its consumer loan promotion program. A summary of the Corporation’s loan portfolio by category follows.

Commercial Loan Portfolio

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

Commercial loans were $859.0 million at September 30, 2011, an increase of $40.0 million, or 4.9%, from commercial loans of $819.0 million at December 31, 2010 and an increase of $64.3 million, or 8.1%, from commercial loans of $794.7 million at September 30, 2010. The increase in commercial loans during the nine months ended September 30, 2011 was primarily due to increases in seasonal advances on working lines of credit. Commercial loans represented 22.8% of the Corporation’s loan portfolio at September 30, 2011, compared to 22.2% and 21.8% at December 31, 2010 and September 30, 2010, respectively.

Real estate commercial loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Real estate commercial loans were $1.06 billion at September 30, 2011, a decrease of $20.9 million, or 1.9%, from December 31, 2010 and a decrease of $21.7 million, or 2.0%, from September 30, 2010. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 60%, 37% and 3%, respectively, of the Corporation’s real estate commercial loans outstanding at September 30, 2011. Real estate commercial loans represented 28.1% of the Corporation’s loan portfolio at September 30, 2011, compared to 29.3% and 29.7% at December 31, 2010 and September 30, 2010, respectively.

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

Real estate construction and land development loans are primarily originated for land development and construction of commercial properties. Land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Real estate construction loans often convert to a real estate commercial loan at the completion of the construction period; however, most land development loans are originated with the intention that the loans will be repaid through the sale of finished properties by the developers within twelve months of the completion date. Real estate construction and land development loans were $119.8 million at September 30, 2011, a decrease of $22.8 million, or 16%, from real estate construction and land development loans of $142.6 million at December 31, 2010 and a decrease of $47.9 million, or 29%, from real estate construction and land development loans of $167.7 million at September 30, 2010. The decrease in real estate construction loans during the nine months ended September 30, 2011 was primarily attributable to one project to finance the construction of a private recreational facility paying off during the third quarter of 2011. The Corporation’s land development loans totaled $47.0 million, $53.4 million and $55.6 million at September 30, 2011, December 31, 2010 and September 30, 2010, respectively, and consisted primarily of loans to develop land for the future construction of residential real estate properties. Real estate construction and land development loans represented 3.2% of the Corporation’s loan portfolio at September 30, 2011, compared to 3.9% and 4.6% at December 31, 2010 and September 30, 2010, respectively.

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

The Corporation’s commercial loan portfolio, comprised of commercial, real estate commercial, real estate construction and land development loans, is well diversified across business lines and has no concentration in any one industry. The commercial loan portfolio totaling $2.03 billion at September 30, 2011 included 145 loan relationships of $2.5 million or greater. These 145 borrowing relationships totaled $759 million and represented 37% of the commercial loan portfolio at September 30, 2011 and included 11 borrowing relationships that had outstanding balances of $10 million or higher, totaling $148 million, or 7.3%, of the commercial loan portfolio at that date. Further, the Corporation had 10 loan relationships at September 30, 2011 with loan balances greater than $2.5 million and less than $10 million, totaling $68 million, that had unfunded credit amounts that, if advanced, could result in a loan relationship of $10 million or more.

Consumer Loan Portfolio

Real estate residential loans consist primarily of one- to four-family residential loans with fixed interest rates of fifteen years or less. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance. The Corporation has historically sold conforming fixed interest rate real estate residential loans originated with maturities of fifteen years and over in the secondary market. However, during 2010 and the first nine months of 2011, the Corporation originated $47 million and $33 million, respectively, of conforming fifteen-year fixed-rate real estate residential loans and $24 million and $43 million, respectively, of other fifteen-year fixed-rate residential loans, that it retained in its portfolio. The Corporation’s other fifteen-year fixed-rate real estate residential loans have historically been low. However, due to an increase in customer loan demand, the Corporation experienced a significant increase in these loans during the second half of 2010 and first nine months of 2011.

Real estate residential loans were $840.0 million at September 30, 2011, an increase of $42.0 million, or 5.3%, from real estate residential loans of $798.0 million at December 31, 2010 and an increase of $92.9 million, or 12%, from real estate residential loans of $747.1 million at September 30, 2010. The increases in real estate residential loans from December 31, 2010 and September 30, 2010 were due to the Corporation originating fifteen-year term fixed interest rate real estate residential loans, as previously discussed. While real estate residential loans have historically involved the least amount of credit risk in the Corporation’s loan portfolio, the risk on these loans has increased with the increase in the unemployment rate in the State of Michigan and the decrease in real estate property values in the State of Michigan. Real estate residential loans also include loans to consumers for the construction of single family residences that are secured by these properties. Real estate residential construction loans to consumers were $16.9 million at September 30, 2011, compared to $15.3 million at December 31, 2010 and $20.5 million at September 30, 2010. Real estate residential loans represented 22.3% of the Corporation’s loan portfolio at September 30, 2011, compared to 21.7% and 20.5% at December 31, 2010 and September 30, 2010, respectively.

The Corporation’s consumer installment and home equity loans (collectively referred to as consumer loans) consist of relatively small loan amounts to consumers to finance personal items, primarily automobiles, recreational vehicles, boats and home improvements. These loans are spread across many individual borrowers, which minimizes the risk per loan transaction. Collateral values, particularly those of automobiles, recreational vehicles and boats, are negatively impacted by many factors, such as new car promotions, the physical condition of the collateral and even more significantly, overall economic conditions. Consumer loans also include home equity loans, whereby consumers utilize equity in their personal residence, generally through a second mortgage, as collateral to secure the loan.

Consumer loans were $885.5 million at September 30, 2011, an increase of $40.5 million, or 4.8%, from consumer loans of $845.0 million at December 31, 2010 and an increase of $32.0 million, or 3.7%, from consumer loans of $853.5 million at September 30,

2010. The increase in consumer loans from December 31, 2010 was due to the Corporation’s extended consumer loan promotion program, which historically occurred during the spring but has extended into the fall in 2011 due to the low interest rate environment, increased competition for these loans and general lack of loan demand. Consumer loans include indirect loans for automobile, recreational vehicle and boat financing purchased from dealerships. At September 30, 2011, approximately 46% of consumer loans were secured by the borrowers’ personal residences (primarily second mortgages), 23% by automobiles, 20% by recreational vehicles, 9% by marine vehicles and the remaining 2% was mostly unsecured. Consumer loans represented 23.6% of the Corporation’s loan portfolio at September 30, 2011, compared to 22.9% and 23.4% at December 31, 2010 and September 30, 2010, respectively.

Consumer loans generally have shorter terms than residential mortgage loans, but generally involve more credit risk than real estate residential lending because of the type and nature of the collateral. The Corporation originates consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer lending collections are dependent on the borrowers’ continuing financial stability and are more likely to be affected by adverse personal situations. The unemployment rate in the State of Michigan was 11.1% at September 30, 2011, unchanged from December 31, 2010, and down from 11.9% at September 30, 2010, although higher than the national average of 9.1% at September 30, 2011. The Corporation has experienced decreases in losses on consumer loans, with net loan losses totaling 66 basis points (annualized) of average consumer loans during the first nine months of 2011, compared to 116 basis points of average consumer loans in 2010. The credit risk on home equity loans has historically been low as property values of residential real estate have historically increased year over year. However, credit risk has increased since the beginning of 2008 as property values have declined throughout the State of Michigan, thus increasing the risk of insufficient collateral, and in many instances no collateral on some home equity loans, as the majority of these loans are secured by a second mortgage on the borrowers’ residences.

Nonperforming Assets

Nonperforming assets include nonperforming loans, which consist of originated loans for which the accrual of interest has been discontinued (nonaccrual loans), originated loans that are past due as to principal or interest by 90 days or more and are still accruing interest and originated loans that have been modified under troubled debt restructurings (TDRs) where a concession has been granted to the borrower due to a decline in the credit quality and the borrower has not satisfied the Corporation’s payment policy (as described below) to be considered performing. Nonperforming assets also include assets obtained through foreclosures and repossessions, including foreclosed and repossessed assets acquired as a result of the OAK acquisition. The Corporation transfers an originated loan that is 90 days or more past due to nonaccrual status (except for real estate residential loans that are transferred at 120 days past due), unless it believes the loan is both well-secured and in the process of collection. Accordingly, the Corporation has determined that the collection of accrued and unpaid interest on any originated loan that is 90 days or more past due (120 days or more past due on real estate residential loans) and still accruing interest is probable. TDRs continue to be reported as nonperforming loans until a six-month payment history of principal and interest payments is sustained in accordance with the loan modification, at which time the Corporation moves the loan to a performing TDR status.

Nonperforming assets were $149.1 million at September 30, 2011, compared to $160.5 million at June 30, 2011 and $175.2 million at December 31, 2010, and represented 2.74%, 3.08% and 3.34%, respectively, of total assets. While the Corporation’s levels of nonperforming assets have remained elevated due to the unfavorable economic climate within the State of Michigan that has existed for more than four years and which has resulted in cash flow difficulties being encountered by many business and consumer loan customers, the credit quality of the Corporation’s loan portfolio has improved, with nonperforming assets as of September 30, 2011 declining $11.4 million, or 7.1%, since June 30, 2011 and $26.1 million, or 15%, since December 31, 2010. The Corporation’s nonperforming assets are not concentrated in any one industry or any one geographical area within Michigan, other than $8.0 million in nonperforming land development loans. At September 30, 2011, there were three commercial loan relationships exceeding $2.5 million, totaling $12.6 million, that were in nonperforming status. Based on declines in both residential and commercial real estate appraised values due to the weakness in the Michigan economy over the past several years, management continues to evaluate and, when appropriate, discount appraised values and obtain new appraisals to compute estimated fair market values of impaired real estate secured loans and other real estate properties. Due to the economic climate within Michigan, it is management’s belief that nonperforming assets will remain at elevated levels through the remainder of 2011 and beyond.

The following schedule provides a summary of nonperforming assets, including the composition of nonperforming loans by major loan category.

	September 30, 2011	June 30, 2011	December 31, 2010
	(In thousands)
Nonaccrual loans:
Commercial	$10,804	$14,386	$16,668
Real estate commercial	48,854	57,324	60,558
Real estate construction and land development	7,877	8,933	8,967
Real estate residential	17,544	17,809	12,083
Consumer installment and home equity	6,033	6,898	4,686

Total nonaccrual loans	91,112	105,350	102,962

Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	282	629	530
Real estate commercial	415	143	1,350
Real estate construction and land development	—	—	1,220
Real estate residential	974	1,729	3,253
Consumer installment and home equity	1,344	1,243	1,055

Total accruing loans contractually past due 90 days or more as to interest or principal payments	3,015	3,744	7,408

TDRs:
Commercial and real estate commercial	16,457	15,443	15,057
Real estate residential	9,811	11,392	22,302

Total nonperforming TDRs	26,268	26,835	37,359

Total nonperforming loans	120,395	135,929	147,729
Other real estate and repossessed assets(1)	28,679	24,607	27,510

Total nonperforming assets	$149,074	$160,536	$175,239

Nonperforming loans as a percent of total loans	3.20%	3.63%	4.01%

Nonperforming assets as a percent of total assets	2.74%	3.08%	3.34%

Performing TDRs not included in the categories above	$15,543	$12,889	$—

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held for sale, including properties acquired as a result of the OAK acquisition.

The following schedule provides the composition of nonperforming loans by major loan category.

	September 30, 2011		June 30, 2011		December 31, 2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)
Commercial	$16,624	14%	$20,186	15%	$22,511	15%
Real estate commercial	60,068	50	67,620	50	71,652	49
Real estate construction and land development	7,997	7	9,052	6	10,187	7

Subtotal	84,689	71	96,858	71	104,350	71
Real estate residential	28,329	23	30,930	23	37,638	25
Consumer installment and home equity	7,377	6	8,141	6	5,741	4

Total nonperforming loans	$120,395	100%	$135,929	100%	$147,729	100%

Total nonperforming loans were $120.4 million at September 30, 2011, a decrease of $15.5 million, or 11%, compared to $135.9 million at June 30, 2011 and a decrease of $27.3 million, or 19%, compared to $147.7 million at December 31, 2010. The Corporation’s nonperforming loans to commercial borrowers (commercial, real estate commercial and real estate construction and land development), including TDRs, were $84.7 million at September 30, 2011, a decrease of $12.2 million, or 13%, from $96.9 million at June 30, 2011 and a decrease of $19.7 million, or 19%, from $104.4 million at December 31, 2010. Nonperforming loans to commercial borrowers comprised 71% of total nonperforming loans at September 30, 2011, June 30, 2011 and December 31, 2010. The majority of the Corporation’s 2011 net loan charge-offs occurred within these three commercial loan categories, with 61% and 67% of net loan charge-offs during the three and nine months ended September 30, 2011, respectively, attributable to commercial borrowers. Nonperforming real estate residential loans, including TDRs, were $28.3 million at September 30, 2011, a decrease of $2.6 million, or 8.4%, from $30.9 million at June 30, 2011 and a decrease of $9.3 million, or 25%, from $37.6 million at December 31, 2010. Nonperforming consumer loans were $7.4 million at September 30, 2011, a decrease of $0.7 million, or 9.4%, from $8.1 million at June 30, 2011 and an increase of $1.7 million, or 28%, from $5.7 million at December 31, 2010.

The following schedule summarizes changes in nonaccrual loans during the three and nine months ended September 30, 2011.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(In thousands)
Balance at beginning of period	$105,350	$102,962
Additions during period	12,541	52,003
Principal balances charged off	(7,413)	(22,605)
Transfers to other real estate/repossessed assets	(7,063)	(11,368)
Return to accrual status	(6,542)	(12,884)
Payments received	(5,761)	(16,996)

Balance at end of period	$91,112	$91,112

The following schedule presents data related to nonperforming loans to commercial borrowers by dollar amount at September 30, 2011, June 30, 2011 and December 31, 2010.

	September 30, 2011		June 30, 2011		December 31, 2010
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
$5,000,000 or more	1	$7,024	1	$7,114	1	$7,227
$2,500,000 - $4,999,999	2	5,594	3	8,834	6	17,071
$1,000,000 - $2,499,999	16	26,978	16	28,552	18	29,246
$500,000 - $999,999	17	11,686	21	14,999	22	14,483
$250,000 - $499,999	54	19,386	56	20,386	50	18,188
Under $250,000	165	14,021	192	16,973	202	18,135

Total	255	$84,689	289	$96,858	299	$104,350

Nonperforming commercial loans were $16.6 million at September 30, 2011, a decrease of $3.6 million, or 18%, from $20.2 million at June 30, 2011 and a decrease of $5.9 million, or 26%, from $22.5 million at December 31, 2010. The nonperforming commercial loans at September 30, 2011 were not concentrated in any single industry.

Nonperforming real estate commercial loans were $60.1 million at September 30, 2011, a decrease of $7.5 million, or 11%, from $67.6 million at June 30, 2011 and a decrease of $11.6 million, or 16% from $71.7 million at December 31, 2010. At September 30, 2011, the Corporation’s nonperforming real estate commercial loans were comprised of $29.7 million of loans secured by owner occupied real estate, $23.0 million of loans secured by non-owner occupied real estate and $7.4 million of loans secured by vacant land, resulting in approximately 6% of owner occupied real estate commercial loans, 9% of non-owner occupied real estate commercial loans and 31% of vacant land loans in a nonperforming status at September 30, 2011. At September 30, 2011, the Corporation’s nonperforming real estate commercial loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation’s market areas. The largest concentration of the $60.1 million in nonperforming real estate commercial loans at September 30, 2011 was one customer relationship totaling $6.8 million that was secured by a combination of vacant land and non-owner occupied commercial real estate. This same customer relationship had another $0.2 million included in nonperforming real estate construction and land development loans. At September 30, 2011, $11.0 million of the nonperforming real estate commercial loans were in various stages of foreclosure with 47 borrowers. Challenges remain in the Michigan economy, thus creating a difficult business environment for many lines of business across the state.

Nonperforming real estate construction and land development loans were $8.0 million at September 30, 2011, a decrease of $1.1 million, or 12%, from $9.1 million at June 30, 2011 and a decrease of $2.2 million, or 21%, from $10.2 million at December 31, 2010. At September 30, 2011, all of the nonperforming real estate construction and land development loans were land development loans secured primarily by residential real estate improved lots and housing units. The $8.0 million of nonperforming loans secured by land development projects represented 25% of total originated land development loans outstanding of $31.5 million at September 30, 2011. The economy in Michigan has adversely impacted housing demand throughout the state and, accordingly, a significant percentage of the Corporation’s residential real estate development borrowers have experienced cash flow difficulties associated with a significant decline in sales of both lots and residential real estate.

Nonperforming real estate residential loans were $28.3 million at September 30, 2011, a decrease of $2.6 million, or 8.4%, from $30.9 million at June 30, 2011 and a decrease of $9.3 million, or 25%, from $37.6 million at December 31, 2010. The decrease at September 30, 2011 was attributable to the Corporation classifying $11.6 million of real estate residential TDRs as performing TDRs due to the borrowers’ sustained repayment history. At September 30, 2011, a total of $7.0 million of nonperforming real estate residential loans were in various stages of foreclosure.

Nonperforming consumer loans were $7.4 million at September 30, 2011, a decrease of $0.7 million, or 9.4%, from $8.1 million at June 30, 2011 and an increase of $1.7 million, or 28%, from $5.7 million at December 31, 2010.

The unfavorable economic climate in Michigan has resulted in an increasing number of both business and consumer customers with cash flow difficulties and thus the inability to maintain their loan balances in a performing status. The Corporation determined that it was probable that certain customers who were past due on their loans, if provided a reduction in their monthly payment for a limited time period, would be able to bring their loan relationship to a performing status and was believed by the Corporation to potentially result in a lower level of loan losses and loan collection costs than if the Corporation currently proceeded through the foreclosure process with these borrowers. These modifications meet the criteria to be considered TDRs.

The Corporation’s nonperforming TDRs-commercial and real estate commercial generally consist of allowing borrowers to temporarily defer scheduled principal payments and make interest only payments for a short period of time (generally six months to one year) at the stated interest rate of the original loan agreement or lower payments due to a modification of the loan’s contractual terms. The outstanding balance of these loans was $16.5 million at September 30, 2011, compared to $15.4 million at June 30, 2011 and $15.1 million at December 31, 2010. The Corporation does not expect to incur a loss on these loans based on its assessment of the borrowers’ expected cash flows, and accordingly, no additional provision for loan losses has been recognized related to these loans. These loans are individually evaluated for impairment and transferred to nonaccrual status if conditions change and it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the modified contractual terms of the loan. Once these loans have made at least six consecutive months of payments under a formal modification agreement that follows the temporary deferral period, they are classified by the Corporation as performing TDRs. At September 30, 2011, the Corporation classified $3.9 million of TDRs-commercial and real estate commercial as performing TDRs, compared to $2.1 million at June 30, 2011, due to the borrowers’ sustained repayment history.

The Corporation’s nonperforming TDRs-real estate residential generally consist of reducing a borrower’s monthly payments by decreasing the interest rate charged on the loan to 3% for a specified period of time (generally 24 months). These loans are moved to nonaccrual status when the loan becomes 90 days past due as to principal or interest, or sooner if conditions warrant. The outstanding balance of these loans was $9.8 million at September 30, 2011, compared to $11.4 million at June 30, 2011 and $22.3 million at December 31, 2010. At September 30, 2011, the Corporation classified $11.6 million of TDRs-real estate residential as performing TDRs, compared to $10.8 million at June 30, 2011, due to the borrowers’ sustained repayment history. The Corporation recognized $0.2 million of additional provision for loan losses during the nine months ended September 30, 2011 related to impairment on these loans based on the present value of expected future cash flows discounted at the loan’s original effective interest rate.

Other real estate and repossessed assets is a component of nonperforming assets that includes residential and commercial real estate and development properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and also other personal and commercial assets. Other real estate and repossessed assets were $28.7 million at September 30, 2011, an increase of $4.1 million, or 17%, from $24.6 million at June 30, 2011 and an increase of $1.2 million, or 4.2%, from $27.5 million at December 31, 2010. The net increase during the third quarter of 2011 was primarily attributable to the addition of eight foreclosed properties totaling $4.5 million.

The following schedule provides the composition of other real estate and repossessed assets.

	September 30, 2011	June 30, 2011	December 31, 2010
	(In thousands)
Other real estate:
Vacant land	$7,662	$7,811	$9,149
Commercial properties	11,049	8,564	8,604
Residential real estate properties	7,323	5,236	6,189
Residential development properties	2,085	2,529	3,035

Total other real estate	28,119	24,140	26,977
Repossessed assets	560	467	533

Total other real estate and repossessed assets	$28,679	$24,607	$27,510

The following schedule summarizes other real estate and repossessed asset activity during the three and nine months ended September 30, 2011.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(In thousands)
Balance at beginning of period	$24,607	$27,510
Additions	8,460	14,545
Write-downs to fair value	(625)	(1,549)
Dispositions	(3,763)	(11,827)

Balance at end of period	$28,679	$28,679

The historically large inventory of real estate properties for sale across the State of Michigan has resulted in an increase in the Corporation’s carrying time and cost of holding other real estate. Consequently, the Corporation had $11.2 million in real estate properties at September 30, 2011 that had been held in excess of one year as of that date, of which $2.9 million was vacant land, $4.0 million were commercial properties, $2.3 million were residential real estate properties and $2.0 million were residential development properties. Due to the redemption period on foreclosures being relatively long in Michigan (six months to one year) and the Corporation having a significant number of nonperforming loans that were in the process of foreclosure at September 30, 2011, it is anticipated that the level of other real estate will remain at elevated levels throughout 2011. Other real estate properties are carried at the lower of cost or fair value less estimated costs to sell.

At September 30, 2011, all of the other real estate properties had been written down to fair value through either a charge-off at the transfer of the loan to other real estate, a write-down recorded as an operating expense to recognize a further market value decline of the property after the initial transfer date or recording at fair value in conjunction with the OAK acquisition. Accordingly, at September 30, 2011, the carrying value of other real estate of $28.1 million was reflective of $37.4 million in fair value adjustments, resulting in the carrying value at September 30, 2011 representing 43% of the contractual loan balance remaining at the time the property was transferred to other real estate.

There were 178 other real estate properties sold during the first nine months of 2011 for net proceeds of $10.3 million. On an average basis, the net proceeds from these sales represented 112% of the carrying value of the property at the time of sale, although the net proceeds represented 42% of the remaining contractual loan balance at the time the Corporation received title to the properties.

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

Impaired loans totaled $152.7 million at September 30, 2011, a decrease of $10.9 million, compared to $163.6 million at June 30, 2011 and a decrease of $9.0 million, compared to $161.7 million at December 31, 2010. A summary of impaired loans at September 30, 2011, June 30, 2011 and December 31, 2010 follows:

	September 30, 2011	June 30, 2011	December 31, 2010
	(In thousands)
Nonaccrual loans:
Commercial borrowers	$67,535	$80,643	$86,193
Consumer borrowers	23,577	24,707	16,769
Nonperforming TDRs:
Commercial borrowers	16,457	15,443	15,057
Real estate residential	9,811	11,392	22,302
Performing TDRs:
Commercial borrowers	3,938	2,125	—
Real estate residential	11,605	10,764	—
Acquired loans not performing in accordance with original contractual terms	19,732	18,570	21,385

Total impaired loans	$152,655	$163,644	$161,706

After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, it was determined that impaired loans to commercial borrowers totaling $27.2 million at September 30, 2011 required a specific allocation of the allowance for loan losses (valuation allowance), compared to $39.2 million at June 30, 2011 and $44.9 million at December 31, 2010.

The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance at September 30, 2011, June 30, 2011 and December 31, 2010 and partial loan charge-offs (confirmed losses) taken on these impaired loans:

	Amount	Valuation Allowance	Confirmed Losses	Cumulative Inherent Loss Percentage
	(In thousands)
September 30, 2011
Impaired originated loans to commercial borrowers:
With valuation allowance and no charge-offs	$18,226	$5,338	$—	29%
With valuation allowance and charge-offs	8,948	3,370	2,793	52
With charge-offs and no valuation allowance	32,722	—	19,334	37
Without valuation allowance or charge-offs	28,034	—	—	—

Total	87,930	$8,708	$22,127	28%

Impaired acquired loans	19,732

Total impaired loans to commercial borrowers	$107,662

June 30, 2011
Impaired originated loans to commercial borrowers:
With valuation allowance and no charge-offs	$24,196	$5,987	$—	25%
With valuation allowance and charge-offs	14,988	4,889	3,563	46
With charge-offs and no valuation allowance	29,582	—	19,021	39
Without valuation allowance or charge-offs	29,445	—	—	—

Total	98,211	$10,876	$22,584	28%

Impaired acquired loans	18,570

Total impaired loans to commercial borrowers	$116,781

December 31, 2010
Impaired originated loans to commercial borrowers:
With valuation allowance and no charge-offs	$33,056	$12,015	$—	36%
With valuation allowance and charge-offs	11,795	2,951	1,551	34
With charge-offs and no valuation allowance	20,033	—	18,277	48
Without valuation allowance or charge-offs	36,366	—	—	—

Total	101,250	$14,966	$19,828	29%

Impaired acquired loans	21,385

Total impaired loans to commercial borrowers	$122,635

Confirmed losses represent partial loan charge-offs on impaired loans due primarily to the receipt of a recent third-party property appraisal indicating the value of the collateral securing the loan is below the loan balance and management believes full collection of the loan balance is not likely.

The Corporation’s valuation allowance for impaired commercial, real estate commercial and real estate construction and land development loans was $8.7 million at September 30, 2011, a decrease of $2.2 million from $10.9 million at June 30, 2011 and a decrease of $6.3 million from $15.0 million at December 31, 2010. The decrease in the valuation allowance is primarily reflective of partial loan charge-offs of impaired loans during the three and nine months ended September 30, 2011 combined with improvement in the credit quality of the loan portfolio. Additionally, the Corporation had a valuation allowance attributable to TDRs-real estate residential of $0.6 million at September 30, 2011, compared to $0.7 million at June 30, 2011 and $0.8 million at December 31, 2010. The Corporation’s nonperforming TDRs-commercial borrowers of $16.5 million, $15.4 million and $15.1 million at September 30, 2011, June 30, 2011 and December 31, 2010, respectively, did not require a valuation allowance as the Corporation expects to collect the full principal and interest owed on each loan.

Impaired loans included acquired loans totaling $19.7 million, $18.6 million and $21.4 million at September 30, 2011, June 30, 2011 and December 31, 2010, respectively, that were not performing in accordance with the original contractual terms of the loans. These loans were recorded at their estimated fair value, which included estimated credit losses, at the acquisition date and are considered performing due to the application of ASC 310-30 as discussed in Note 1 to the consolidated financial statements under the subheading, Loans Acquired in a Business Combination.

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

The Corporation’s allowance does not include losses inherent in the acquired loan portfolio, as an allowance was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair value at the date of acquisition, with the estimated fair value including a component for expected credit losses. A portion of the allowance, however, may be set aside in the future, related to the acquired loans, if an acquired loan pool experiences a decrease in expected cash flows as compared to those expected at the acquisition date. At September 30, 2011, an allowance of $1.3 million related to acquired loans was required primarily due to one of the acquired loan pools experiencing a decline in expected cash flows during the third quarter of 2011. There were no material changes in expected cash flows for the remaining acquired loan pools.

The Corporation’s allowance for originated loans was $87.4 million at September 30, 2011, compared to $89.7 million at June 30, 2011 and $89.5 million at both December 31, 2010 and September 30, 2010. The allowance for originated loans as a percentage of originated loans was 2.68% at September 30, 2011, compared to 2.78% at June 30, 2011, 2.86% at December 31, 2010 and 2.94% at September 30, 2010. The allowance for originated loans as a percentage of nonperforming loans was 73% at September 30, 2011, compared to 66% at June 30, 2011 and 61% at both December 31, 2010 and September 30, 2010. The allowance for originated loans as a percentage of nonperforming loans, net of impaired originated loans for which the expected loss has been charged-off, was 100% at September 30, 2011, compared to 84% at June 30, 2011, 70% at December 31, 2010 and 68% at September 30, 2010.

The following schedule summarizes the allowance for originated loans as a percentage of nonperforming loans.

	September 30, 2011	June 30, 2011	December 31, 2010
	(In thousands)
Allowance for loan losses – originated loans	$87,413	$89,733	$89,530
Nonperforming loans	120,395	135,929	147,729
Allowance for originated loans as a percent of nonperforming loans	73%	66%	61%
Allowance for originated loans as a percent of nonperforming loans, net of impaired originated loans for which the expected loss has been charged-off	100%	84%	70%

Economic conditions in the Corporation’s markets, all within Michigan, were generally less favorable than those nationwide during 2010. Economic challenges remain in Michigan and are expected to continue in 2011. Accordingly, management believes net loan losses, delinquencies and nonperforming loans will remain at elevated levels during 2011 and beyond.

Total Deposits

Total deposits were $4.48 billion at September 30, 2011, an increase of $149 million, or 3.4%, from total deposits of $4.33 billion at December 31, 2010, and an increase of $13 million, or 0.3%, from total deposits of $4.47 billion at September 30, 2010. The increase in total deposits from year end 2010 was primarily attributable to seasonal increases in municipal customer deposits being partially offset by the Corporation paying off maturing brokered deposits acquired in the OAK acquisition. The increase in total deposits for the twelve-month period ended September 30, 2011 was primarily attributable to growth in customer deposits of $97 million during the twelve-month period ended September 30, 2011 that was offset by the Corporation paying off maturing brokered deposits that were acquired in the OAK acquisition. At September 30, 2011, the Corporation had $98 million in remaining brokered deposits that were acquired in the OAK acquisition. The Corporation intends to continue to use its liquidity to pay off brokered deposits as they mature, with $7 million maturing during the remainder of 2011, $35 million maturing in 2012 and the remainder thereafter.

The Corporation’s competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation’s markets during 2010 and the first nine months of 2011, the Corporation’s increased efforts to expand its deposit relationships with existing customers, the Corporation’s financial strength and a general trend in customers holding more liquid assets, resulted in the Corporation experiencing a significant increase in customer deposits during 2010. Total deposits increased $97 million, excluding brokered deposits acquired in the OAK acquisition, during the twelve months ended September 30, 2011, while during the same time frame, the Corporation experienced a decrease in the average cost of its deposits.

Borrowed Funds

Short-term borrowings, comprised of securities sold under agreements to repurchase with customers, were $302.3 million at September 30, 2011, compared to $242.7 million at December 31, 2010 and $254.8 million at September 30, 2010. Securities sold under agreements to repurchase are funds deposited by customers that are secured by investment securities that are owned by Chemical Bank, although not covered by FDIC insurance. These funds have been a stable source of liquidity for Chemical Bank, much like its core deposit base. The increase of $47.5 million in securities sold under agreements to repurchase during the twelve-month period ended September 30, 2011, was primarily due to increases attributable to municipal and business customers. The Corporation’s securities sold under agreements to repurchase do not qualify as sales for accounting purposes.

Federal Home Loan Bank (FHLB) advances are comprised of borrowings from the FHLB that have original maturities of greater than one year. FHLB advances totaled $46.0 million at September 30, 2011, compared to $74.1 million at December 31, 2010 and $85.4 million at September 30, 2010. The Corporation acquired $36 million of FHLB advances in conjunction with the OAK acquisition, of which $21 million were outstanding at September 30, 2011. FHLB advances are secured under a blanket security agreement of real estate residential first lien loans with an aggregate book value equal to at least 155% of the advances. At September 30, 2011, the carrying value of real estate residential first lien loans eligible for collateral under the blanket security agreement was $793 million.

The scheduled principal reductions on FHLB advances outstanding at September 30, 2011, including amortization of the unamortized fair value premium of $0.7 million attributable to the OAK acquisition, were as follows (in thousands):

2011	$2,934
2012	8,767
2013	28,025
2014	5,734
2015	531

Total	$45,991

At September 30, 2011, the Corporation’s additional borrowing availability through the FHLB, based on the amount of FHLB stock owned by the Corporation and subject to the FHLB’s credit requirements and policies, was $295 million. At September 30, 2011, the Corporation had agreements in place to obtain up to $29 million in additional liquidity through borrowings from the Federal Reserve Bank’s discount window at the Corporation’s discretion.

Credit Related Commitments

The Corporation has credit related commitments that may impact its liquidity. The following schedule summarizes the Corporation’s loan commitments and expected expiration dates by period at September 30, 2011. Since many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit	$439,325	$92,361	$61,346	$61,144	$654,176
Loan commitments	224,623	—	—	—	224,623
Standby letters of credit	30,508	13,460	3,798	225	47,991

Total commitments	$694,456	$105,821	$65,144	$61,369	$926,790

Capital

Total shareholders’ equity was $577.0 million at September 30, 2011, compared to $560.1 million at December 31, 2010 and $561.0 million at September 30, 2010. Total shareholders’ equity as a percentage of total assets was 10.6% as of September 30, 2011, compared to 10.7% at December 31, 2010 and 10.4% at September 30, 2010. Tangible shareholders’ equity as a percentage of total assets was 8.6% at both September 30, 2011 and December 31, 2010, compared to 8.4% at September 30, 2010.

The Corporation and Chemical Bank continue to maintain strong capital positions, which significantly exceeded the minimum levels prescribed by the Federal Reserve at September 30, 2011, as shown in the following schedule:

	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Actual Ratio:
Chemical Financial Corporation	8.6%	11.8%	13.1%
Chemical Bank	8.5	11.6	12.9
Minimum required for capital adequacy purposes	4.0	4.0	8.0
Minimum required for “well-capitalized” capital adequacy purposes	5.0	6.0	10.0

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

Net interest income (FTE) was $47.6 million in the third quarter of 2011, compared to $46.5 million in the second quarter of 2011 and $47.1 million in the third quarter of 2010.

The presentation of net interest income on an FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $1.3 million for both the third quarter of 2011 and second quarter of 2011 and $1.2 million for the third quarter of 2010. These adjustments were computed using a 35% federal income tax rate.

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

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 3.25% at the end of 2008 and remained at this historically low rate through September 30, 2011.

Net interest income (FTE) of $47.6 million in the third quarter of 2011 was $1.1 million, or 2.4%, higher than net interest income (FTE) of $46.5 million in the second quarter of 2011. The increase in net interest income of $1.1 million in the third quarter of 2011, as compared to the second quarter of 2011, was primarily attributable to a decrease in the cost of interest-bearing liabilities due to the continued declines in market interest rates, an increase in the loan portfolio, with average loans up $64 million in the third quarter, and one additional day during the third quarter, which were partially offset by a decline in the average yield on loans due to the lower interest rate environment. The net interest margin in the third quarter of 2011 was 3.80%, up from 3.78% in the second quarter of 2011. The average yield on interest-earning assets decreased four basis points to 4.41% in the third quarter of 2011, from 4.45% in the second quarter of 2011. The average cost of interest-bearing liabilities decreased five basis points to 0.80% in the third quarter of 2011 from 0.85% in the second quarter of 2011. The decreases in the yield on interest-earning assets and the cost of interest-bearing liabilities were primarily attributable to the continued historical low interest rate environment.

Net interest income (FTE) of $47.6 million in the third quarter of 2011 was $0.5 million, or 1.1%, higher than net interest income (FTE) of $47.1 million in the third quarter of 2010. The increase was due to an increase in the average volume of interest-earning assets and a decrease in the average cost of funds that was partially offset by a decrease in the average yields of loans and investment securities. The average volume of interest-earning assets in the third quarter of 2011 increased $60 million, or 1.2%, compared to the third quarter of 2010, with the increase primarily attributable to loan growth. Net interest margin was 3.80% in the third quarter of 2011, unchanged from the third quarter of 2010. The average yield on interest-earning assets decreased 20 basis points to 4.41% in the third quarter of 2011, from 4.61% in the third quarter of 2010. The average cost of interest-bearing liabilities decreased 22 basis points to 0.80% in the third quarter of 2011, from 1.02% in the third quarter of 2010. The decreases in the yield on interest-earning assets and the cost of interest-bearing liabilities were attributable primarily to the continued historical low interest rate environment and its subsequent lag effect.

Net interest income (FTE) of $140.6 million for the nine months ended September 30, 2011 was $12.2 million, or 9.6%, higher than net interest income (FTE) of $128.4 million for the nine months ended September 30, 2010. The increase was primarily due to an increase in the average volume of interest-earning assets that was primarily attributable to the OAK acquisition.

The Corporation is primarily funded by core deposits, which is a lower-cost funding base than wholesale funding and historically has had a positive impact on the Corporation’s net interest income and net interest margin. However, based on the historically low level of market interest rates and the Corporation’s current low levels of interest rates on its core deposit transaction accounts, further market interest rate reductions would likely not result in a significant decrease in interest expense.

The following schedules present the average daily balances of the Corporation’s major categories of assets and liabilities, interest income and expense on an FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the three and nine months ended September 30, 2011 and 2010.

Average Balances, Tax Equivalent Interest and Effective Yields and Rates* (Dollars in thousands)

	Three Months Ended September 30,
	2011			2010
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
Assets
Interest-Earning Assets:
Loans**	$3,776,572	$50,291	5.29%	$3,675,349	$51,929	5.62%
Taxable investment securities	615,354	2,335	1.52	628,143	2,718	1.73
Tax-exempt investment securities	172,787	2,299	5.32	155,454	2,108	5.42
Other securities	25,572	114	1.77	26,531	81	1.21
Federal funds sold and interest-bearing deposits with unaffiliated banks and others	395,095	266	0.27	439,625	323	0.29

Total interest-earning assets	4,985,380	55,305	4.41	4,925,102	57,159	4.61
Less: Allowance for loan losses	91,987			91,209
Other Assets:
Cash and cash due from banks	122,727			130,447
Premises and equipment	65,241			68,372
Interest receivable and other assets	242,601			231,833

Total Assets	$5,323,962			$5,264,545

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$808,236	$313	0.15%	$900,425	$501	0.22%
Savings deposits	1,129,822	547	0.19	1,121,172	1,140	0.40
Time deposits	1,558,267	6,339	1.61	1,581,593	7,673	1.92
Short-term borrowings	289,986	117	0.16	257,342	168	0.26
FHLB advances	67,132	413	2.44	86,031	623	2.87

Total interest-bearing liabilities	3,853,443	7,729	0.80	3,946,563	10,105	1.02

Noninterest-bearing deposits	862,333			722,906

Total deposits and borrowed funds	4,715,776			4,669,469
Interest payable and other liabilities	34,606			37,149
Shareholders’ equity	573,580			557,927

Total Liabilities and Shareholders’ Equity	$5,323,962			$5,264,545

Net Interest Spread (Average yield earned minus average rate paid)			3.61%			3.59%

Net Interest Income (FTE)		$47,576			$47,054

Net Interest Margin (Net Interest Income (FTE) divided by total average interest-earning assets)			3.80%			3.80%

*	Taxable equivalent basis using a federal income tax rate of 35%.
**	Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

Average Balances, Tax Equivalent Interest and Effective Yields and Rates* (Dollars in thousands)

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
Assets
Interest-Earning Assets:
Loans**	$3,725,790	$149,970	5.38%	$3,372,594	$142,812	5.66%
Taxable investment securities	594,125	6,884	1.54	622,319	8,806	1.89
Tax-exempt investment securities	170,381	6,661	5.21	132,612	5,442	5.47
Other securities	26,481	605	3.06	24,820	458	2.47
Federal funds sold and interest-bearing deposits with unaffiliated banks and others	442,422	856	0.26	354,617	743	0.28

Total interest-earning assets	4,959,199	164,976	4.44	4,506,962	158,261	4.69
Less: Allowance for loan losses	91,956			87,982
Other Assets:
Cash and cash due from banks	114,685			111,855
Premises and equipment	65,311			62,363
Interest receivable and other assets	244,492			205,869

Total Assets	$5,291,731			$4,799,067

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$819,606	$1,093	0.18%	$755,088	$1,352	0.24%
Savings deposits	1,141,843	1,895	0.22	1,063,225	3,256	0.41
Time deposits	1,570,489	19,640	1.67	1,448,482	22,608	2.09
Short-term borrowings	281,254	418	0.20	246,136	489	0.27
FHLB advances	70,990	1,298	2.44	89,029	2,205	3.31

Total interest-bearing liabilities	3,884,182	24,344	0.84	3,601,960	29,910	1.11

Noninterest-bearing deposits	808,434			642,835

Total deposits and borrowed funds	4,692,616			4,244,795
Interest payable and other liabilities	32,487			33,755
Shareholders’ equity	566,628			520,517

Total Liabilities and Shareholders’ Equity	$5,291,731			$4,799,067

Net Interest Spread (Average yield earned minus average rate paid)			3.60%			3.58%

Net Interest Income (FTE)		$140,632			$128,351

Net Interest Margin (Net Interest Income (FTE) divided by total average interest-earning assets)			3.79%			3.80%

*	Taxable equivalent basis using a federal income tax rate of 35%.
**	Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

The following schedules allocate the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities and changes in average interest rates earned and paid, for the three and nine months ended September 30, 2011 compared to 2010.

Volume and Rate Variance Analysis* (In Thousands)

	Three Months Ended September 30, 2011 Compared to 2010
	Increase (Decrease) Due to Changes in		Combined
	Average Volume**	Average Yield/Rate**	Increase/ (Decrease)
Changes in Interest Income on Interest-Earning Assets:
Loans	$1,369	$(3,007)	$(1,638)
Taxable investment/other securities	(57)	(293)	(350)
Tax-exempt investment securities	232	(41)	191
Federal funds sold and interest-bearing deposits with unaffiliated banks and others	(31)	(26)	(57)

Total change in interest income on interest-earning assets	1,513	(3,367)	(1,854)

Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	(59)	(129)	(188)
Savings deposits	(19)	(574)	(593)
Time deposits	(44)	(1,290)	(1,334)
Short-term borrowings	19	(70)	(51)
FHLB advances	(125)	(85)	(210)

Total change in interest expense on interest-bearing liabilities	(228)	(2,148)	(2,376)

Total Change in Net Interest Income (FTE)	$1,741	$(1,219)	$522

	Nine Months Ended September 30, 2011 Compared to 2010
	Increase (Decrease) Due to Changes in		Combined
	Average Volume**	Average Yield/Rate**	Increase/ (Decrease)
Changes in Interest Income on Interest-Earning Assets:
Loans	$14,377	$(7,219)	$7,158
Taxable investment/other securities	(349)	(1,426)	(1,775)
Tax-exempt investment securities	1,491	(272)	1,219
Federal funds sold and interest-bearing deposits with unaffiliated banks and others	173	(60)	113

Total change in interest income on interest-earning assets	15,692	(8,977)	6,715

Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	71	(330)	(259)
Savings deposits	136	(1,497)	(1,361)
Time deposits	1,871	(4,839)	(2,968)
Short-term borrowings	67	(138)	(71)
FHLB advances	(396)	(511)	(907)

Total change in interest expense on interest-bearing liabilities	1,749	(7,315)	(5,566)

Total Change in Net Interest Income (FTE)	$13,943	$(1,662)	$12,281

*	Taxable equivalent basis using a federal income tax rate of 35%.
**	The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses (provision) is an increase to the allowance to provide for probable losses inherent in the originated loan portfolio and for impairment of pools of acquired loans that results from the Corporation experiencing a decrease in cash flows of acquired loans compared to expected cash flows estimated at the acquisition date. The Corporation recognized a $1.3 million provision related to the acquired portfolio during the third quarter of 2011 that was primarily attributable to one of the acquired loan pools experiencing a significant decline in expected cash flows during the quarter. There were no material changes in expected cash flows for the remaining acquired loan pools since the date of acquisition.

The provision was $6.4 million in the third quarter of 2011, compared to $7.0 million in the second quarter of 2011 and $8.6 million in the third quarter of 2010. The Corporation experienced net loan charge-offs of $7.4 million in the third quarter of 2011, compared to $6.9 million in the second quarter of 2011 and $8.6 million in the third quarter of 2010. Net loan charge-offs as a percentage of average loans were 0.78% (annualized) in the third quarter of 2011, compared to 0.75% in the second quarter of 2011 and 0.93% in the third quarter of 2010. Net loan charge-offs of commercial, real estate commercial and real estate construction and land development loans totaled $4.5 million in the third quarter of 2011, compared to $4.3 million in the second quarter of 2011 and $5.3 million in the third quarter of 2010 and represented 61% of total net loan charge-offs during the third quarter of 2011, compared to 63% during the second quarter of 2011 and 62% during the third quarter of 2010. The commercial loan portfolio’s net loan charge-offs in the first nine months of 2011 and in 2010 were not concentrated in any one industry or borrower. Net loan charge-offs of residential real estate and consumer loans totaled $2.9 million in the third quarter of 2011, compared to $2.6 million in the second quarter of 2011 and $3.3 million in the third quarter of 2010.

The Corporation’s provision of $6.4 million in the third quarter of 2011 was $1.0 million lower than net loan charge-offs for the quarter, and was $0.6 million lower than the provision in the second quarter of 2011 of $7.0 million. The level of the provision in the third quarter of 2011 was reflective of an improvement in credit quality of the loan portfolio that included significant decreases in nonperforming loans and no significant changes in risk grade categories of the commercial loan portfolio. It is management’s belief that the overall credit quality of the Corporation’s loan portfolio during the nine months ended September 30, 2011 continues to be impacted by the economic environment in the State of Michigan, with the state unemployment rate at 11.1% at September 30, 2011, compared to 10.5% at June 30, 2011 and 11.1% at December 31, 2010. The Corporation’s loan portfolio has no concentration in the automotive sector and management has identified its direct exposure to this industry as not material, although the economic impact of the decline in the production of automobiles continues to have an effect on the general economy within Michigan.

Noninterest Income

Noninterest income was $11.2 million and $32.9 million for the three and nine months ended September 30, 2011, respectively. The following includes the major components of noninterest income during the three months ended September 30, 2011, June 30, 2011 and September 30, 2010 and the nine months ended September 30, 2011 and 2010.

	Three Months Ended			Nine Months Ended
	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In thousands)
Service charges on deposit accounts	$4,780	$4,628	$4,680	$13,504	$14,162
Wealth management revenue	2,638	3,026	2,521	8,430	7,416
Electronic banking fees	1,594	1,443	1,438	4,644	3,858
Mortgage banking revenue	1,173	499	1,204	2,736	2,837
Other fees for customer services	633	897	740	2,299	2,086
Insurance commissions	354	388	377	1,024	952
Other	53	21	159	262	248

Total Noninterest Income	$11,225	$10,902	$11,119	$32,899	$31,559

Noninterest income of $11.2 million in the third quarter of 2011 increased $0.3 million, or 3.0%, compared to $10.9 million in the second quarter of 2011, with the increase attributable to higher mortgage banking revenue that was partially offset by a decline in wealth management revenue.

Mortgage banking revenue of $1.2 million in the third quarter of 2011 increased $0.7 million, or 135%, compared to $0.5 million in the second quarter of 2011 due primarily to an increase in both the volume of loans sold and the gains earned on those sales. The

Corporation sold $48 million of real estate residential loans in the secondary mortgage market during the third quarter of 2011, compared to $31 million during the second quarter of 2011.

Wealth management revenue of $2.6 million in the third quarter of 2011 decreased $0.4 million, or 13%, compared to $3.0 million in the second quarter of 2011, due primarily to decreases in assets under management resulting from declines in the equity markets and decreases in sales of mutual funds, annuity products and marketable securities through the Corporation’s Chemical Financial Advisors program.

Noninterest income of $11.2 million in the third quarter of 2011 increased $0.1 million, or 1.0%, compared to $11.1 million in the third quarter of 2010. Moderate increases in service charges on deposit accounts, wealth management revenue and electronic banking fees were offset by moderate decreases in other fees for customer services and other noninterest income.

Operating Expenses

Total operating expenses were $35.4 million and $104.2 million in the three and nine months ended September 30, 2011, respectively. The following includes the major categories of operating expenses during the three months ended September 30, 2011, June 30, 2011 and September 30, 2010 and the nine months ended September 30, 2011 and 2010.

	Three Months Ended			Nine Months Ended
	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In thousands)
Salaries and wages	$15,612	$14,970	$14,929	$45,531	$40,986
Employee benefits	3,617	3,098	3,086	10,091	8,664
Equipment and software	3,162	3,110	3,698	8,994	10,110
Occupancy	3,093	3,099	2,903	9,530	8,474
Other real estate and repossessed asset expenses	1,532	559	888	3,055	2,147
Outside processing / service fees	1,474	1,640	1,251	4,782	3,282
FDIC insurance premiums	1,182	1,219	1,961	4,170	5,369
Advertising and marketing	846	674	1,066	2,034	2,342
Postage and courier	732	830	780	2,384	2,329
Loan collection costs	706	871	957	2,705	3,251
Professional fees	648	1,290	1,048	3,197	4,355
Intangible asset amortization	462	479	570	1,452	1,141
Telephone	442	308	501	1,191	1,344
Supplies	416	445	477	1,267	1,261
Other	1,470	821	2,101	3,813	5,000

Total Operating Expenses	$35,394	$33,413	$36,216	$104,196	$100,055

Total operating expenses of $35.4 million in the third quarter of 2011 increased $2.0 million, or 5.9%, compared to $33.4 million in the second quarter of 2011, with the increase primarily attributable to higher salaries and wages, employee benefits, other real estate (ORE) and repossessed asset (RA) expenses and other expenses that were partially offset by lower professional fees.

Salaries and wages of $15.6 million in the third quarter of 2011 increased $0.6 million, or 4.3%, compared to $15.0 million in the second quarter of 2011. The increase was primarily attributable to a seasonal increase in staff.

Employee benefit costs of $3.6 million in the third quarter of 2011 increased $0.5 million, or 17%, compared to $3.1 million in the second quarter of 2011, with the increase primarily attributable to higher group health costs.

ORE and RA expenses of $1.5 million in the third quarter of 2011 increased $0.9 million, or 174%, compared to $0.6 million in the second quarter of 2011, with the increase primarily attributable to property taxes on ORE properties that are largely incurred in the third quarter of the year.

Professional fees of $0.6 million in the third quarter of 2011 decreased $0.7 million, or 50%, compared to $1.3 million in the second quarter of 2011. The decrease was primarily attributable to process and technology improvement initiatives incurred by the Corporation during the second quarter of 2011.

Other expenses of $1.5 million in the third quarter of 2011 increased $0.7 million, or 79%, compared to $0.8 million in the second quarter of 2011, with the increase primarily attributable to the reversal of state tax expense accruals in the second quarter 2011 resulting from the elimination of a contingent liability during the quarter.

Total operating expenses of $35.4 million in the third quarter of 2011 decreased $0.8 million, or 2.3%, compared to $36.2 million in the third quarter of 2010. The decrease was primarily attributable to lower FDIC insurance premiums of $0.8 million, resulting from a lower assessment rate in 2011, and no acquisition-related expenses compared to $1.1 million incurred in the third quarter of 2010 offset partially by higher salaries and wages, employee benefits and ORE and RA expenses. Total operating expenses of $104.2 million in the nine months ended September 30, 2011 were $4.1 million higher than the same period of 2010 due primarily to the acquisition of OAK.

Income Tax Expense

The Corporation’s effective federal income tax rate was 26.0% and 28.5% for the three and nine months ended September 30, 2011, respectively, compared to 27.3% and 27.3% for the three and nine months ended September 30, 2010, respectively. The difference between the federal statutory income tax rate and the Corporation’s effective federal income tax rate is primarily a function of the proportion of the Corporation’s interest income exempt from federal taxation, nondeductible interest expense, nondeductible acquisition expenses and other nondeductible expenses relative to pre-tax net income and tax credits.

The Corporation records income tax expense for interim periods based on its best estimate of the effective income tax rate expected to be applicable for the full year. However, when a reliable estimate for the full year cannot be made, the Corporation utilizes the actual effective income tax rate on a year-to-date basis. The Corporation recorded income tax expense for the three- and nine-month periods ended September 30, 2011 and 2010 using its best estimate of the effective income tax rate expected for the full year and applied that rate on a year-to-date basis.

Liquidity Risk

Liquidity risk is the possibility of the Corporation being unable to meet current and future financial obligations in a timely manner and the adverse impact on net interest income if the Corporation was unable to meet its funding requirements at a reasonable cost.

Liquidity is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The Corporation’s largest sources of liquidity on a consolidated basis are the deposit base that comes from consumer, business and municipal customers within the Corporation’s local markets, principal payments on loans, cash held at the FRB, unpledged investment securities available-for-sale and federal funds sold. Total deposits increased $149 million, or 3.4%, during the nine months ended September 30, 2011, with the majority of the increase due to seasonal increases in municipal customer deposits being partially offset by the Corporation paying off maturing brokered deposits acquired in the OAK acquisition. The Corporation’s loan-to-deposit ratio decreased slightly to 84% at September 30, 2011 from 85% at December 31, 2010. At September 30, 2011, the Corporation had $479 million of cash deposits held at the FRB that were not invested in federal funds sold due to the low interest rate environment. In addition, at September 30, 2011, the Corporation had $148 million of unpledged investment securities available-for-sale. The Corporation also has available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.

Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB that are generally secured by real estate residential first lien loans. The Corporation considers advances from the FHLB as its primary wholesale source of liquidity. FHLB advances decreased $28 million during the nine months ended September 30, 2011 to $46 million at that date. The Corporation’s additional borrowing availability from the FHLB, based on its FHLB capital stock and subject to certain requirements, was $295 million at September 30, 2011. Chemical Bank can also borrow from the FRB’s discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At September 30, 2011, Chemical Bank maintained an unused borrowing capacity of $29 million with the FRB’s discount window based upon pledged collateral as of that date, although it is management’s opinion that this borrowing capacity could be expanded, if deemed necessary, as Chemical Bank has a significant amount of additional assets that could be used as collateral at the FRB’s discount window.

The Corporation manages its liquidity primarily through dividends from Chemical Bank. The Corporation manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements.

Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. During the nine months ended September 30, 2011, Chemical Bank paid $16.5 million in cash dividends to the Corporation, and the Corporation paid cash dividends to shareholders of $16.5 million. At September 30, 2011, the Corporation maintained $5 million of cash which it held in a deposit account at Chemical Bank. During 2010, Chemical Bank paid $21.3 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $21.2 million. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to the Corporation’s shareholders. Over the long term, cash dividends to shareholders are dependent upon earnings, as well as capital requirements, regulatory restraints and other factors affecting Chemical Bank.

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

The Corporation’s interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast (base case). At September 30, 2011, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. These projections were based on the Corporation’s assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and real estate residential and consumer loans. The ALCO regularly monitors the Corporation’s forecasted net interest income sensitivity to ensure that it remains within established limits.

A summary of the Corporation’s interest rate sensitivity at September 30, 2011 follows:

Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200

Percent change in net interest income vs. constant rates	(3.6)	(2.0)	—	2.1	2.9

At September 30, 2011, the Corporation’s model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 2.1% and 2.9%, respectively, relative to the base case over the next 12-month period, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.0% and 3.6%, respectively, relative to the base case over the next 12-month period. The likelihood of a decrease in interest rates beyond 100 basis points at September 30, 2011 was considered to be unlikely given prevailing interest rate levels.

The Corporation’s mix of interest-earning assets and interest-bearing liabilities has historically resulted in its interest rate position being liability sensitive. To mitigate this, during 2010 and 2009, the Corporation adjusted its liability sensitive position by significantly increasing the amount of variable rate instruments in its investment securities and loan portfolios. Variable rate investment securities at September 30, 2011 of $303 million comprised 38% of total investment securities at that date, compared to $325 million, or 44% of total investment securities, at December 31, 2010 and $321 million, or 43% of total investment securities, at September 30, 2010. Variable rate investment securities comprised 28% of total investment securities at December 31, 2008, which was more indicative of the Corporation’s historical level of variable rate investment securities. Variable rate loans comprised 27% of the total loan portfolio at September 30, 2011, compared to 28% at December 31, 2010 and 26% at September 30, 2010.

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

An evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation’s internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or that is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

CHEMICAL FINANCIAL CORPORATION

Date: November 4, 2011	By:	/s/ David B. Ramaker
David B. Ramaker
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 4, 2011	By:	/s/ Lori A. Gwizdala
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