Form 10-K
period 2011-12-31
CHEMICAL FINANCIAL CORP
filed 2012-02-24
CIK 19612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to                     .

Commission File Number: 000-08185

CHEMICAL FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Michigan	38-2022454
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

235 E. Main Street, Midland, Michigan	48640 (Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (888) 309-2481

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $1 Par Value Per Share	The NASDAQ Stock Market
(Title of Class)	(Name of each exchange on which registered)

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

Yes   ✓No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ✓No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No   ✓

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates of the registrant as of June 30, 2011, determined using the closing price of the registrant’s common stock on June 30, 2011 of $18.76, as quoted on The Nasdaq Stock Market®, was $465.4 million.

The number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2012: Common stock, $1 par value per share — 27,468,919 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of Chemical Financial Corporation for the April 16, 2012 annual shareholders’ meeting are incorporated by reference into Part III of this Form 10-K.

CHEMICAL FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and Chemical Financial Corporation (Corporation). Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “judgment,” “plans,” “predicts,” “projects,” “should,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to future levels of loan charge-offs, future levels of provisions for loan losses, real estate valuation, future levels of nonperforming loans, the rate of asset dispositions, future capital levels, future dividends, future growth and funding sources, future liquidity levels, future profitability levels, future deposit insurance premiums, the effects on earnings of future changes in interest rates, the future level of other revenue sources, future economic trends, future initiatives to expand the Corporation’s market share, future economic conditions, future effects of new or changed accounting standards and future opportunities for acquisitions. All statements referencing future time periods are forward-looking. Management’s determination of the provision and allowance for loan losses; the carrying value of acquired loans, goodwill and mortgage servicing rights; the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment); and management’s assumptions and estimates concerning pension and other postretirement benefit plans involve judgments that are inherently forward-looking. There can be no assurance that future loan losses will be limited to the amounts estimated. All of the information concerning interest rate sensitivity is forward-looking. The future effect of changes in the financial and credit markets and the national and regional economy on the banking industry, generally, and on the Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Risk factors include, but are not limited to, the risk factors described in Item 1A of this report. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

PART I

Item 1.	Business.

General Business

Chemical Financial Corporation (Corporation), headquartered in Midland, Michigan, is a financial holding company registered under the Bank Holding Company Act of 1956 and incorporated in the State of Michigan. The Corporation is the second-largest bank holding company headquartered and operating branch offices in Michigan. At December 31, 2011, the Corporation’s consolidated total assets, loans, deposits and shareholders’ equity were $5.3 billion, $3.8 billion, $4.4 billion and $572 million, respectively, and the Corporation employed approximately 1,700 full-time equivalent employees at that date. For more information about the Corporation’s financial condition and results of operations, see the consolidated financial statements and related notes included in Part II, Item 8 of this report.

The Corporation was incorporated in August 1973. On June 30, 1974, the Corporation acquired Chemical Bank and Trust Company (CBT) pursuant to a reorganization in which the former shareholders of CBT became shareholders of the Corporation. CBT’s name was changed to Chemical Bank on December 31, 2005. In addition to the acquisition of CBT, the Corporation has acquired 20 community banks and 15 other branch bank offices through December 31, 2011, including the acquisition of O.A.K. Financial Corporation (OAK) during 2010. This transaction is discussed in more detail under the subheading, “Acquisition of O.A.K. Financial Corporation,” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Corporation has consolidated these acquisitions into a single commercial subsidiary bank, Chemical Bank. Chemical Bank operates through an internal organizational structure of four regional banking units and 15 community banking units.

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

The Corporation’s business is concentrated in a single industry segment — commercial banking. Chemical Bank offers a full range of traditional banking and fiduciary products and services. These include business and personal checking accounts, savings and individual retirement accounts, time deposit instruments, electronically accessed banking products, residential and commercial real estate financing, commercial lending, consumer financing, debit cards, safe deposit box services, money transfer services, automated teller machines, access to insurance and investment products, corporate and personal wealth management services and other banking services.

The principal markets for the Corporation’s products and services are the communities in Michigan where Chemical Bank’s branches are located and the areas surrounding these communities. As of December 31, 2011, the Corporation and Chemical Bank served these markets through 142 banking offices located in 32 counties, all in the lower peninsula of Michigan. In addition to the banking offices, Chemical Bank operated three loan production offices and 161 automated teller machines, both on- and off-bank premises, as of December 31, 2011. The Corporation did not have banking offices or provide commercial banking services in the southeast portion of Michigan at December 31, 2011. The southeast portion of Michigan is not part of the Corporation’s current or projected markets for the delivery of its products and services.

A summary of the composition of the Corporation’s loan portfolio at December 31, 2011, 2010 and 2009 was as follows:

	December 31,
	2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in millions)
Composition of Loans:
Commercial	$895.2	23%	$819.0	22%	$584.3	20%
Real estate commercial	1,072.0	28	1,077.0	29	785.7	26
Real estate construction and land development	118.2	3	142.6	4	121.3	4
Real estate residential	861.7	23	798.0	22	739.4	25
Consumer installment and home equity	884.2	23	845.0	23	762.5	25

Total composition of loans	$3,831.3	100%	$3,681.6	100%	$2,993.2	100%

The Corporation’s loan portfolio totaled $3.83 billion at December 31, 2011, compared to $3.68 billion and $2.99 billion at December 31, 2010 and 2009, respectively. The Corporation’s loan portfolio increased 150 million, or 4.1%, during 2011, with the increase attributable to a $76 million, or 9.3%, increase in commercial loans, a $64 million, or 8.0%, increase in real estate residential loans and a $39 million, or 4.6%, increase in consumer installment and home equity loans. These increases were partially offset by decreases of $5 million in real estate commercial loans and $24 million, or 17%, in real estate construction and land development loans. The growth in loans during 2011 was primarily attributable to an improved economy in Michigan during the year, which resulted in more loan demand than in recent years and the Corporation increasing its loan market share in some of its lending markets. The Corporation’s loan portfolio increased $689 million, or 23%, during 2010, with the increase primarily attributable to the acquisition of OAK. The Corporation’s loan portfolio is not concentrated in any one industry.

The principal source of revenue for the Corporation is interest income and fees on loans, which accounted for 76% of total revenue in both 2011 and 2010 and 74% of total revenue in 2009. Interest income on investment securities is also a significant source of revenue, accounting for 6% of total revenue in both 2011 and 2010 and 8% of total revenue in 2009. The Corporation has no foreign loans, assets or activities. No material part of the business of the Corporation or Chemical Bank is dependent upon a single customer or very few customers.

The nature of the business of Chemical Bank is such that it holds title to numerous parcels of real property. These properties are primarily owned for branch offices. However, the Corporation and Chemical Bank may hold properties for other business purposes, as well as on a temporary basis for properties taken in, or in lieu of, foreclosure to satisfy loans in default. Under current state and federal laws, present and past owners of real property may be exposed to liability for the cost of clean up of contamination on or originating from those properties, even if they are wholly innocent of the actions that caused the contamination. These liabilities can be material and can exceed the value of the contaminated property.

The Corporation offers wealth management services, including trust services, financial and estate planning, retirement programs, investment management and custodial services and employee benefit programs through the Wealth Management department of Chemical Bank. The Wealth Management department had assets under custodial and management arrangements of $1.95 billion, $2.02 billion and $1.91 billion as of December 31, 2011, 2010 and 2009, respectively. The Wealth Management department primarily earns revenue from fees based on the market value of those assets under management, which can fluctuate significantly as the market fluctuates.

Competition

The business of banking is highly competitive. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on loans and fees charged for services) and service (convenience and quality of services rendered to customers). In addition to competition from other commercial banks, banks face significant competition from nonbank financial institutions, including savings and loan associations, credit unions, finance companies, insurance companies and investment firms. Credit unions and finance companies are particularly significant competitors in the consumer loan market. Banks also compete for deposits with a broad range of other types of investments, including mutual funds and annuities. In response to the competition for customers’ bank deposits, Chemical Bank, through the Chemical Financial Advisors program, offers a broad array of mutual funds, annuity products, market securities and insurance products through an alliance with an independent, registered broker/dealer. In addition, the Wealth Management department of Chemical Bank offers customers a variety of investment products and services.

Supervision and Regulation

The Corporation and Chemical Bank are subject to extensive supervision and regulation under various federal and state laws. The supervisory and regulatory framework is intended primarily for the protection of depositors and the banking system as a whole, and not for the protection of shareholders and creditors.

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

A summary of significant elements of some of the laws, regulations and regulatory policies applicable to the Corporation and Chemical Bank follows below. The descriptions are qualified in their entirety by reference to the full text of the statutes, regulations and policies that are described. These statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Corporation and Chemical Bank could have a material effect on the business of the Corporation and Chemical Bank.

Regulatory Agencies

The Corporation is a legal entity separate and distinct from Chemical Bank. The Corporation is regulated by the Federal Reserve Board (FRB) as a financial holding company and a bank holding company under the Bank Holding Company Act of 1956 (BHC Act). The BHC Act provides for general regulation of financial holding companies by the FRB and functional regulation of banking activities by banking regulators. The Corporation is also under the jurisdiction of the Securities and Exchange Commission (SEC) and is subject to the disclosure and regulatory requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Corporation’s common stock is traded on The Nasdaq Stock Market® (Nasdaq) under the symbol CHFC and is subject to the Nasdaq Listing Rules.

Chemical Bank is chartered by the State of Michigan and supervised, examined and regulated by the Michigan Office of Financial and Insurance Regulation (OFIR). Chemical Bank, as a member of the Federal Reserve System, is also supervised, examined and regulated by the FRB. Deposits of Chemical Bank are insured by the Federal Deposit Insurance Corporation (FDIC) to the maximum extent provided by law.

Bank Holding Company Activities

In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the FRB has determined to be closely related to the business of banking. In addition, bank holding companies that qualify and elect to be financial holding companies, may engage in any activities that are financial in nature or complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system without prior approval of the FRB. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

In order for the Corporation to maintain financial holding company status, both the Corporation and Chemical Bank must be categorized as “well-capitalized” and “well-managed” under applicable regulatory guidelines. If the Corporation or Chemical Bank ceases to meet these requirements, the FRB may impose corrective capital and/or managerial requirements and place limitations on the Corporation’s ability to conduct the broader financial activities permissible for financial holding companies. In addition, if the deficiencies persist, the FRB may require the Corporation to divest of Chemical Bank. At December 31, 2011, both the Corporation and Chemical Bank were categorized as “well-capitalized and “well-managed”.

The BHC Act requires prior approval of the FRB for any direct or indirect acquisition of more than 5.0% of the voting shares of a commercial bank or its parent holding company by the Corporation. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the Corporation’s performance record under the Community Reinvestment Act of 1977 (CRA) and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

Interstate Banking and Branching

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

Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the OFIR, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan. A Michigan bank holding company may acquire a non-Michigan bank and a non-Michigan bank holding company may acquire a Michigan bank.

Dividends

The Corporation’s primary source of funds is dividends paid to it by Chemical Bank. Federal and state banking laws and regulations limit both the extent to which Chemical Bank can lend or otherwise supply funds to the Corporation and also place certain restrictions on the amount of dividends Chemical Bank may pay to the Corporation.

Chemical Bank is required to obtain prior approval from the FRB for the declaration and payment of dividends to the Corporation if the total of all dividends declared in any calendar year will exceed the total of (i) Chemical Bank’s net income (as defined by regulation) for that year plus (ii) the retained net income (as defined by regulation) for the preceding two years. At December 31, 2011, Chemical Bank could declare, without FRB approval, aggregate dividends of approximately $29 million from retained net income from the preceding two years. This amount is not necessarily indicative of amounts that may be paid or available to be paid in future. Chemical Bank declared and paid dividends to the Corporation of $22.0 million and $21.3 million in 2011 and 2010, respectively.

The Corporation and Chemical Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums, which could prohibit the payment of dividends under circumstances where the payment could be deemed an unsafe and unsound banking practice. In addition, federal regulatory authorities have stated that, in the current financial and economic environment, banking organizations should generally pay dividends only out of current operating earnings. Further, the FRB has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

Source of Strength

Under FRB policy, the Corporation is expected to act as a source of financial strength to Chemical Bank and to commit resources to support Chemical Bank. In addition, if the OFIR deems Chemical Bank’s capital to be impaired, OFIR may require Chemical Bank to restore its capital by a special assessment on the Corporation as Chemical Bank’s only shareholder. If the Corporation failed to pay any assessment, the Corporation’s directors would be required, under Michigan law, to sell the shares of Chemical Bank’s stock owned by the Corporation to the highest bidder at either a public or private auction and use the proceeds of the sale to restore Chemical Bank’s capital.

Capital Requirements

The Corporation and Chemical Bank are subject to regulatory “risk-based” capital guidelines. Failure to meet these capital guidelines could subject the Corporation or Chemical Bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. In addition, Chemical Bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless it could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) requires, among other things, federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. FDICIA sets forth the following five capital categories: “well-capitalized,” “adequately-capitalized,” “undercapitalized,” “significantly-undercapitalized” and “critically-undercapitalized.” A depository institution’s capital category will depend upon how its capital levels compare with various relevant capital measures as established by regulation, which include Tier 1 and total risk-based capital ratio measures and a leverage capital ratio measure.

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

Regulations establishing the specific capital tiers provide that, for a depository institution to be well capitalized, it must have a total risk-based capital ratio of at least 10% and a Tier 1 risk-based capital ratio of at least 6%, a Tier 1 leverage ratio of at least 5% and not be subject to any specific capital order or directive. For an institution to be adequately capitalized, it must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage ratio of at least 4% (and in some cases 3%). Under certain circumstances, the appropriate banking agency may treat a well capitalized, adequately capitalized or undercapitalized institution as if the institution were in the next lower capital category.

The capital ratios of the Corporation and Chemical Bank exceed the regulatory guidelines for institutions to be categorized as “well-capitalized.” Additional information on the Corporation and Chemical Bank’s capital ratios may be found under Note 21 to the consolidated financial statements under Item 8 of this report.

FDIC Insurance

The FDIC formed the Deposit Insurance Fund (DIF) in accordance with the Federal Deposit Insurance Reform Act of 2005 (Reform Act). The FDIC implemented the Reform Act to create a stronger and more stable insurance system. The FDIC maintains the insurance reserves of the DIF by assessing depository institutions an insurance premium. The DIF insures deposit accounts of Chemical Bank up to a maximum amount per separately insured depositor. Under The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), the maximum amount of federal deposit insurance coverage permanently increased from $100,000 to $250,000 per depositor, per institution. On November 9, 2010, the FDIC issued a final rule to implement a provision of the Dodd- Frank Act that provides temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts. This unlimited coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

FDIC-insured depository institutions are required to pay deposit insurance premiums based on the risk an institution poses to the DIF. As required by the Dodd-Frank Act, in February 2011, the FDIC finalized rules, effective for assessments occurring after April 1, 2011, which redefine an institution’s assessment base as average consolidated total assets minus average tangible equity. The new rules also establish the general assessment rate for Risk Category 1 institutions such as Chemical Bank at 5 to 9 basis points (annualized). Prior to this, an institution’s assessment base was average deposits and the assessment rate for Risk Category institutions ranged from 12 to 16 basis points (annualized). The Corporation’s FDIC DIF insurance premiums, including an FDIC special assessment in 2009 as discussed below, were $5.4 million in 2011, compared to $7.4 million in 2010 and $7.0 million in 2009.

In May 2009, the FDIC, as part of its efforts to rebuild the DIF, levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The Corporation recognized FDIC insurance expense of $1.8 million in the second quarter of 2009 related to the special assessment.

In November 2009, the FDIC required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Accordingly, on December 30, 2009, the Corporation prepaid $19.7 million in risk-based assessments. At December 31, 2011, the Corporation’s remaining prepaid FDIC insurance assessments totaled $10.7 million.

Safety and Soundness Standards

As required by FDICIA, the federal banking agencies’ prompt corrective action powers impose progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. These actions can include: requiring an insured depository institution to adopt a capital restoration plan guaranteed by the institution’s parent company; placing limits on asset growth and restrictions on activities, including restrictions on transactions with affiliates; restricting the interest rates the institution may pay on deposits; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions without prior regulatory approval; and, ultimately, appointing a receiver for the institution.

The federal banking agencies also have adopted guidelines prescribing safety and soundness standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation and benefits. The federal regulatory agencies may take action against a financial institution that does not meet such standards.

Depositor Preference

The FDIC provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC on behalf of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the United States and the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Community Reinvestment Act (CRA)

Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance”. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, such assessment is required of any bank that has applied to: (1) obtain deposit insurance coverage for a newly chartered institution, (2) establish a new branch office that will accept deposits, (3) relocate an office, or (4) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or another bank holding company, the FRB will assess the CRA compliance record of each subsidiary bank of the applicant bank holding company, and such compliance records may be the basis for denying the application. Chemical Bank received an “outstanding” rating in its most recent CRA evaluation.

Financial Privacy

The federal banking regulators limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (USA Patriot Act) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued and, in some cases proposed, a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Office of Foreign Assets Control Regulation

The United States Treasury Department Office of Foreign Assets Control (OFAC) has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. OFAC sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

The Dodd-Frank Act

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

Incentive Compensation

The regulatory agencies have issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The FRB reviews, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Corporation, that are not “large, complex banking organizations.” The findings will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Mergers, Acquisitions, Consolidations and Divestitures

The Corporation’s strategy for growth includes strengthening its presence in core markets, expanding into contiguous markets and broadening its product offerings while taking into account the integration and other risks of growth. The Corporation evaluates strategic acquisition opportunities and conducts due diligence activities in connection with possible transactions. As a result, discussions, and in some cases, negotiations may take place and future acquisitions involving cash, debt or equity securities may occur. These generally involve payment of a premium over book value and current market price, and therefore, dilution of book value and net income per share may occur with any future transaction.

On April 30, 2010, the Corporation acquired all of the outstanding stock of O.A.K. Financial Corporation (OAK) for total consideration of $83.7 million. The total consideration consisted of the issuance of 3,529,772 shares of the Corporation’s common stock with a total value of $83.7 million based upon a market price per share of $23.70 at the acquisition date, the exchange of 26,425 stock options for the outstanding vested stock options of OAK with a value of the exchange equal to approximately $41,000 at the acquisition date, and approximately $8,000 of cash in lieu of fractional shares.

There were no other business combinations, consolidations or divestitures completed by the Corporation during the three years ended December 31, 2011.

Availability of Financial Information

The Corporation files reports with the Securities and Exchange Commission (SEC). Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements. The public may read and copy any materials the Corporation files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, but not including exhibits to those reports, may be obtained without charge upon written request to Lori A. Gwizdala, Chief Financial Officer of the Corporation, at P.O. Box 569, Midland, Michigan 48640-0569 and are accessible at no cost on the Corporation’s website at www.chemicalbankmi.com in the “Investor Information” section, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies of exhibits may be requested at the cost of 30 cents per page from the Corporation’s corporate offices. In addition, interactive copies of the Corporation’s 2011 Annual Report on Form 10-K and the 2012 Proxy Statement are available at www.edocumentview.com/chfc.

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

Investments in the Corporation’s common stock involve risk.

The market price of the Corporation’s common stock may fluctuate significantly in response to a number of factors, including, among other things:

•	Variations in quarterly or annual results of operations

•	Changes in dividends paid per share

•	Deterioration in asset quality

•	Changes in interest rates

•	Declining real estate values

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by, or involving, the Corporation or its competitors

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions

•	Regulatory actions

•	Volatility of stock market prices and volumes

•	Issuance of additional shares of common stock or other debt or equity securities of the Corporation

•	Changes in market valuations of similar companies

•	Uncertainties and fluctuations in the financial markets

•	Changes in securities analysts’ estimates of financial performance or recommendations

•	New litigation or contingencies or changes in existing litigation or contingencies

•	New technology used, or services offered, by competitors

•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies

•	New developments in the financial services industry

•	News reports relating to trends, concerns and other issues in the financial services industry

•	Perceptions in the marketplace regarding the financial services industry, the Corporation and/or its competitors

•	Rumors or erroneous information

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts

•

Disruptions in the credit and financial markets, either nationally or globally, including the impact of a downgrade of U.S. government obligations by one of the credit agencies and the adverse effects of the ongoing sovereign debt crisis in Europe

The Corporation is subject to lending risk.

A significant source of risk for the Corporation arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements. Most loans originated by the Corporation are secured, but some loans are unsecured depending on the nature of the loan. With respect to secured loans, the collateral securing repayment includes a wide variety of real and personal property that may be insufficient to cover the amounts owed. Collateral values are adversely affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, terrorist activity, environmental contamination and other external events.

The Corporation maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to net income that represents management’s estimate of probable losses that have been incurred within the existing portfolio of loans. The level of the allowance for loan losses reflects management’s continuing evaluation of specific credit risks, loan loss experience, current loan portfolio quality, the value of real estate, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Deterioration in economic conditions and declines in real estate values affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Any significant increase in the allowance for loan losses would likely result in a significant decrease in net income and may have a material adverse effect on the Corporation’s financial condition and results of operations. See the sections captioned “Allowance for Loan Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 — Loans in the notes to consolidated financial statements in Item 8. Financial Statements and Supplementary Data, located elsewhere in this report for further discussion related to the Corporation’s process for determining the appropriate level of the allowance for loan losses.

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

The Corporation sells fixed rate long-term residential mortgage loans it originates in the secondary market. The Corporation believes that purchasers of residential mortgage loans, such as government sponsored entities, are increasing their efforts to seek to require sellers of residential mortgage loans to either repurchase loans previously sold or reimburse purchasers for losses related to loans previously sold when losses are incurred on a loan previously sold due to actual or alleged failure to strictly conform to the purchaser’s purchase criteria. As a result, the Corporation may face increasing pressure from purchasers of its residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans and it may face increasing expenses to defend against such claims. If the Corporation is required in the future to repurchase loans previously sold, reimburse purchasers for losses related to loans previously sold, or if it incurs increasing expenses to defend against such claims, the Corporation’s financial condition and results of operations would be negatively affected.

The Corporation holds general obligation municipal bonds in its investment securities portfolio. If one or more issuers of these bonds were to become insolvent and default on its obligations under the bonds, it could have a negative effect on the financial condition and results of operations of the Corporation.

Municipal bonds held by the Corporation totaled $218 million at December 31, 2011, and were issued by many different municipalities with no significant concentration in any single municipality. There can be no assurance that the financial conditions of these municipalities will not be materially and adversely affected by future economic conditions. If one or more of the issuers of these bonds were to become insolvent and default on their obligations under the bonds, it could have a negative effect on the financial condition and results of operations of the Corporation.

The Corporation depends upon the accuracy and completeness of information about customers.

In deciding whether to extend credit to customers, the Corporation relies on information provided to it by its customers, including financial statements and other financial information. The Corporation may also rely on representations of customers as to the accuracy and completeness of that information and on reports of independent auditors on financial statements. The Corporation’s financial condition and results of operations could be negatively impacted to the extent that the Corporation extends credit in reliance on financial statements that do not comply with generally accepted accounting principles or that are misleading or other information provided by customers that is false or misleading.

General economic conditions, and in particular conditions in the State of Michigan, effect the Corporation’s business.

The Corporation is affected by general economic conditions in the United States, although most directly within Michigan. Since December 2007, recessionary conditions have existed nationwide, while the State of Michigan has experienced economic difficulties since at least 2006. Business activity across a wide range of industries and regions is greatly reduced and many businesses are in serious difficulty due to a decline in consumer and business spending. Unemployment levels nationwide and in the State of Michigan remain high.

The Corporation’s success depends primarily on the general economic conditions in the State of Michigan and the specific local markets in which the Corporation operates. The local economic conditions in these local markets have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. Economic conditions experienced in the State of Michigan have been more adverse than in the United States generally, and these conditions may not significantly improve in the near future. Substantially all of the Corporation’s loans are to individuals and businesses in Michigan. Consequently, any further or prolonged decline in Michigan’s economy could have a materially adverse effect on the Corporation’s financial condition and results of operations. A significant further decline or a prolonged period of the lack of improvement in general economic conditions could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.

If the Corporation does not adjust to changes in the financial services industry, its financial performance may suffer.

The Corporation’s ability to maintain its financial performance and return on investment to shareholders will depend in part on its ability to maintain and grow its core deposit customer base and expand its financial services to its existing and/or new customers. In addition to other banks, competitors include savings and loan associations, credit unions, securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in the economic environment within the State of Michigan, regulation, and changes in technology and product delivery systems. New competitors may emerge to increase the degree of competition for the Corporation’s customers and services. Financial services and products are also constantly changing. The Corporation’s financial performance will also depend in part upon customer demand for its products and services and its ability to develop and offer competitive financial products and services.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing customers to complete financial transactions without the involvement of banks. For example, consumers can now pay bills and transfer funds directly without banks. The process of eliminating banks as intermediaries in financial transactions, known as disintermediation, could result in the loss of fee income, the loss of customer deposits and income generated from those deposits and lending opportunities.

Changes in interest rates could reduce the Corporation’s net income and cash flow.

The Corporation’s net income and cash flow depends, to a great extent, on the difference between the interest earned on loans and securities and the interest paid on deposits and other borrowings. Market interest rates are beyond the Corporation’s control, and they fluctuate in response to general economic conditions, the policies of various governmental and regulatory agencies and competition. Changes in monetary policy, including changes in interest rates and interest rate relationships, will influence the origination of loans, the purchase of investments, the generation of deposits, the interest received on loans and securities and the interest paid on deposits and other borrowings. Any significant adverse effects of changes in interest rates on the Corporation’s results of operations, or any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations. See the sections captioned “Net Interest Income” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Market Risk” in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, located elsewhere in this report, for further discussion related to the Corporation’s management of interest rate risk.

The Corporation may be required to pay additional deposit insurance premiums to the FDIC, which could negatively impact earnings.

Insured institution failures have significantly increased losses to the FDIC deposit insurance fund. If the number of insured institution failures remains elevated, the deposit insurance fund may continue to decline despite the FDIC’s efforts to increase it. In addition, the Dodd-Frank Act permanently increased FDIC insurance coverage to $250,000 per depositor and the FDIC issued a rule in November 2010 that provides unlimited FDIC coverage on noninterest-bearing transaction accounts through December 31, 2012, further exposing the deposit insurance fund to losses.

Depending upon the magnitude of future losses that the FDIC insurance fund suffers, there can be no assurance that there will not be additional premium increases or assessments in order to replenish the fund. The FDIC may need to set a higher base rate schedule based on future financial institution failures and updated failure and loss projections. Potentially higher FDIC assessment rates than those currently projected or special assessments could have an adverse impact on the Corporation’s financial condition and results of operations.

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

The Corporation may issue debt and equity securities that are senior to the Corporation’s common stock as to distributions and in liquidation, which could negatively affect the value of the Corporation’s common stock.

In the future, the Corporation may increase its capital resources by entering into debt or debt-like financing or issuing debt or equity securities, which could include issuances of senior notes, subordinated notes, preferred stock or common stock. In the event of the Corporation’s liquidation, its lenders and holders of its debt securities would receive a distribution of the Corporation’s available assets before distributions to the holders of the Corporation’s common stock. The Corporation’s decision to incur debt and issue securities in future offerings may depend on market conditions and other factors beyond its control. The Corporation cannot predict or estimate the amount, timing or nature of its future offerings and debt financings. Future offerings could reduce the value of shares of the Corporation’s common stock and dilute a shareholder’s interest in the Corporation.

Evaluation of investment securities for other-than-temporary impairment involves subjective determinations and could materially impact the Corporation’s financial condition and results of operations.

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

Additionally, the Corporation’s management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been less than cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) the Corporation’s intent and ability to retain the investment for a period of time sufficient to allow for the recovery of its value; (vii) unfavorable changes in forecasted cash flows on residential mortgage-backed and asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. Impairments to the carrying value of the Corporation’s investment securities may need to be taken in the future, which could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation may be required to recognize an impairment of goodwill or to establish a valuation allowance against deferred income tax assets, which could have a material adverse effect on the Corporation’s financial condition and results of operations.

Goodwill represents the excess of the amounts paid to acquire subsidiaries over the fair value of their net assets at the date of acquisition. The Corporation tests goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. Substantially all of the Corporation’s goodwill at December 31, 2011 was recorded on the books of Chemical Bank. The fair value of Chemical Bank is impacted by the performance of its business and other factors. If it is determined that the goodwill has been impaired, the Corporation must write-down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write-downs could have a material adverse effect on the Corporation’s financial position and results of operations.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the Corporation, including the ability to generate taxable net income. If, based on available information, it is more-likely-than-not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. As of December 31, 2011, the Corporation did not carry a valuation allowance against its deferred tax assets. Future facts and circumstances may require a valuation allowance. Charges to establish a valuation allowance could have a material adverse effect on the Corporation’s financial position and results of operations.

If the Corporation is required to establish a valuation allowance with respect to its mortgage servicing rights asset, its financial condition and results of operations would be negatively affected.

At December 31, 2011, the Corporation’s mortgage servicing rights asset had a book value of $3.6 million and a fair value of approximately $4.8 million. Because of the current interest rate environment and the increasing rate and speed of mortgage refinancings, it is possible that the Corporation may have to establish a valuation allowance with respect to its mortgage servicing rights asset in the future. If the Corporation is required in the future to establish a valuation allowance with respect to its mortgage servicing rights asset, the Corporation’s financial condition and results of operations could be negatively affected.

The Corporation may be a defendant in a variety of litigation and other actions, which may have a material adverse affect on the Corporation’s financial condition and results of operations.

The Corporation and Chemical Bank may be involved from time to time in a variety of litigation arising out of its business. The Corporation’s insurance may not cover all claims that may be asserted against it, and any claims asserted against it, regardless of merit or eventual outcome, may harm its reputation or cause the Corporation to incur unexpected expenses, which could be material in amount. Should the ultimate expenses, judgments or settlements in any litigation exceed the Corporation’s insurance coverage, they could have a material adverse effect on the Corporation’s financial condition and results of operations. In addition, the Corporation may not be able to obtain appropriate types or levels of insurance in the future, nor may it be able to obtain adequate replacement policies with acceptable terms, if at all.

The Corporation operates in a highly competitive industry and market area.

The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national and regional banks within the various markets where the Corporation operates. The Corporation also faces competition from many other types of financial institutions, including savings and loans associations, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. The Corporation competes with these institutions both in attracting deposits and in making new loans. Technology has lowered barriers to entry into the market and made it possible for non-banks to offer products and services traditionally provided by banks. Many of the Corporation’s competitors have fewer regulatory constraints and may have lower cost structures, such as credit unions that are not subject to federal income tax. Due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can.

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

Failure to perform in any of these areas could significantly weaken the Corporation’s competitive position, which could adversely affect the Corporation’s growth and profitability and have a material adverse effect on the Corporation’s financial condition and results of operations.

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

The Corporation’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Corporation has exposure to many different industries and counterparties, and it routinely executes transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to losses or defaults by the Corporation or by other institutions. Many of these transactions expose the Corporation to credit risk in the event of default of the Corporation’s counterparty or client. In addition, the Corporation’s credit risk may be exacerbated when the collateral that it holds cannot be realized or is liquidated at prices insufficient to recover the full amount of the loan. The Corporation can give no assurance that any such losses would not materially and adversely affect its business, financial condition or results of operations.

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

The Corporation seeks merger or acquisition partners, including FDIC assisted acquisitions, that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•

The recording of assets and liabilities of the target company at fair value may materially dilute shareholder value at the transaction date and could have a material adverse effect on the Corporation’s financial condition and results of operations

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

•	The diversion of the Corporation’s management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses

•	The introduction of new products and services into the Corporation’s business

•	Potential disruption to the Corporation’s business

•	The incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on the Corporation’s results of operations

•	The possible loss of key employees and customers of the target company

•	Difficulty in estimating the value of the target company

•	Potential changes in banking or tax laws or regulations that may affect the target company

•	Difficulty or unanticipated expense associated with converting the communication and information systems of the target company to those of the Corporation

The transactions may be more expensive to complete and the anticipated benefits, including cost savings and strategic gains, may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events, including the economic and financial conditions within the State of Michigan.

The Corporation regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, dilution of the Corporation’s tangible book value, net income per common share and ownership interest may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

The Corporation relies on dividends from Chemical Bank for most of its revenue.

The Corporation is a separate and distinct legal entity from Chemical Bank. It receives substantially all of its revenue from dividends from Chemical Bank. These dividends are the principal source of funds to pay cash dividends on the Corporation’s common stock. Various federal and/or state laws and regulations limit the amount of dividends that Chemical Bank may pay to the Corporation. In the event Chemical Bank is unable to pay dividends to the Corporation, the Corporation may not be able to pay cash dividends on its common stock. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to shareholders. Over the long-term, cash dividends to shareholders are dependent upon earnings, as well as capital requirements, regulatory restraints and other factors affecting Chemical Bank. See the section captioned “Supervision and Regulation” in Item 1. Business and Note 21 — Regulatory Capital and Reserve Requirements in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of computer systems or otherwise, could severely harm the Corporation’s business.

As part of its business, the Corporation collects, processes and retains sensitive and confidential client and customer information on behalf of itself and other third parties. Despite the security measures the Corporation has in place for its facilities and systems, and the security measures of its third party service providers, the Corporation may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by the Corporation or by its vendors, could severely damage the Corporation’s reputation, expose it to the risks of litigation and liability, disrupt the Corporation’s operations and have a material adverse effect on the Corporation’s business.

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

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Corporation’s ability to conduct business. Such events could affect the stability of the Corporation’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Corporation to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The executive offices and accounting department of the Corporation and Chemical Bank and the accounting services, marketing, risk management and Wealth Management departments of Chemical Bank are located at 235 E. Main Street in downtown Midland, Michigan, in a three-story, approximately 35,000 square foot office building, owned by the Corporation free from mortgage. The main office of Chemical Bank and certain operations’ departments are located in a three story, approximately 74,000 square foot office building in downtown Midland, Michigan at 333 E. Main Street, owned by Chemical Bank free from mortgage. During 2011, Chemical Bank also began leasing approximately 30,000 square feet of a building in Midland, Michigan for additional operations’ departments under a ten-year lease agreement.

Chemical Bank also conducted customer banking business from a total of 141 other banking offices and three loan production offices as of December 31, 2011. These offices are located in the lower peninsula of Michigan. Of these offices, 134 are owned by Chemical Bank free from mortgages and 10 are leased from independent parties. The leased property is considered insignificant.

The Corporation considers its properties to be suitable and adequate for its present needs.

Item 3.	Legal Proceedings.

As of December 31, 2011, the Corporation was not a party to any material pending legal proceeding. As of December 31, 2011, Chemical Bank was a party, as plaintiff or defendant, to a number of legal proceedings, none of which are considered material, and all of which are considered ordinary routine litigation incidental to its business.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Corporation’s common stock is traded on The Nasdaq Stock Market® under the symbol CHFC. As of December 31, 2011, there were approximately 27.5 million shares of the Corporation’s common stock issued and outstanding, held by approximately 5,100 shareholders of record. The table below sets forth the range of high and low sales prices for transactions reported on The Nasdaq Stock Market® for the Corporation’s common stock for the periods indicated.

	2011		2010
	High	Low	High	Low
First quarter	$23.04	$19.08	$24.99	$19.61
Second quarter	20.56	17.85	25.20	21.20
Third quarter	19.43	14.56	23.07	18.79
Fourth quarter	21.80	14.60	23.00	19.60

The earnings of Chemical Bank are the principal source of funds for the Corporation to pay cash dividends to its shareholders. Accordingly, cash dividends are dependent upon the earnings, capital needs, regulatory constraints, and other factors affecting Chemical Bank. See Note 21 to the consolidated financial statements in Item 8 of this report for a discussion of such limitations. The Corporation has paid regular cash dividends every quarter since it began operation as a bank holding company in 1973. The following table summarizes the quarterly cash dividends paid to shareholders over the past five years. Based on the financial condition of the Corporation at December 31, 2011, management expects the Corporation to pay quarterly cash dividends on its common shares in 2012. However, there can be no assurance as to future dividends because they are dependent on future earnings, capital requirements, regulatory approval and the Corporation’s financial condition. On February 20, 2012, the board of directors declared a $0.20 per share first quarter 2012 cash dividend, payable on March 16, 2012.

	Years Ended December 31,
	2011	2010	2009	2008	2007
First quarter	$0.200	$0.200	$0.295	$0.295	$0.285
Second quarter	0.200	0.200	0.295	0.295	0.285
Third quarter	0.200	0.200	0.295	0.295	0.285
Fourth quarter	0.200	0.200	0.295	0.295	0.285

Total	$0.800	$0.800	$1.180	$1.180	$1.140

Shareholder Return

The following line graph compares Chemical Financial Corporation’s cumulative total shareholder return on its common stock over the last five years, assuming the reinvestment of dividends, to the Standard and Poor’s (“S&P”) 500 Stock Index and the KBW Regional Banking Index (Ticker: KRXTR). Both of these indices are based upon total return (including reinvestment of dividends) and are market-capitalization-weighted indices. The S&P 500 Stock Index is a broad equity market index published by S&P. The KBW Regional Banking Index is published by Keefe, Bruyette & Woods, Inc. (KBW), an investment banking firm that specializes in the banking industry. The KBW Regional Banking Index is composed of 50 mid-cap regional bank holding companies. The line graph assumes $100 was invested on December 31, 2006.

The dollar values for total shareholder return plotted in the above graph are shown below:

	December 31,
	2006	2007	2008	2009	2010	2011
Chemical Financial Corporation	$100.0	$74.5	$91.5	$81.8	$79.6	$79.9
KBW Regional Banking Index	100.0	78.0	63.6	49.5	59.6	56.5
S&P 500 Stock Index	100.0	105.5	66.5	84.1	96.7	98.8

Equity Compensation Plans

Information about the Corporation’s equity compensation plans as of December 31, 2011 is set forth in Part III, Item 12 of this report, and is here incorporated by reference.

Item 6.	Selected Financial Data.

	Years Ended December 31,
	2011(a)	2010(a)	2009	2008	2007
	(In thousands, except per share data)
Earnings Summary
Net interest income	$183,853	$171,120	$147,444	$145,253	$130,089
Provision for loan losses	26,000	45,600	59,000	49,200	11,500
Noninterest income	44,400	42,472	41,119	41,197	43,288
Operating expenses	142,003	136,802	117,610	109,108	104,671
Net income	43,050	23,090	10,003	19,842	39,009
Per Common Share Data
Net income — basic	$1.57	$0.88	$0.42	$0.83	$1.60
Net income — diluted	1.57	0.88	0.42	0.83	1.60
Cash dividends paid	0.80	0.80	1.18	1.18	1.14
Book value at end of period	20.82	20.41	19.85	20.58	21.35
Market value at end of period	21.32	22.15	23.58	27.88	23.79
Common shares outstanding at year end	27,457	27,440	23,891	23,881	23,815
Balance Sheet Data (Year End)
Total assets	$5,339,453	$5,246,209	$4,250,712	$3,874,313	$3,754,313
Total loans	3,831,285	3,681,662	2,993,160	2,981,677	2,799,434
Total deposits	4,366,857	4,331,765	3,418,125	2,978,792	2,875,589
Federal Home Loan Bank advances/other borrowings	346,843	316,833	330,568	368,763	347,412
Total shareholders’ equity	571,729	560,078	474,311	491,544	508,464
Balance Sheet Averages
Total assets	$5,304,098	$4,913,310	$4,066,229	$3,784,617	$3,785,034
Total earning assets	4,971,704	4,618,012	3,847,006	3,550,611	3,551,867
Total loans	3,730,795	3,438,550	2,980,126	2,873,151	2,805,880
Total interest-bearing liabilities	3,874,811	3,685,186	3,002,050	2,711,413	2,718,814
Total deposits	4,349,873	4,017,230	3,195,411	2,924,361	2,923,004
Federal Home Loan Bank advances/other borrowings	351,433	336,782	348,235	325,177	327,831
Total shareholders’ equity	569,521	530,819	483,034	509,100	505,915
Performance Ratios
Net interest margin	3.80%	3.80%	3.91%	4.16%	3.73%
Return on average assets	0.81	0.47	0.25	0.52	1.03
Return on average shareholders’ equity	7.6	4.3	2.1	3.9	7.7
Efficiency ratio	60.8	62.8	61.4	57.8	59.6
Dividend payout ratio	51.0	90.9	281.0	142.2	71.2
Consolidated Capital Ratios
Average shareholders’ equity as a percentage of average assets	10.7%	10.8%	11.9%	13.5%	13.4%
Year end ratios:
Leverage ratio	9.0	8.4	10.1	11.6	11.9
Tier 1 risk-based capital ratio	12.1	11.6	14.2	15.1	16.1
Total risk-based capital ratio	13.3	12.9	15.5	16.4	17.3
Asset Quality
Year end balances:
Allowance for loan losses — originated loans	$86,733	$89,530	$80,841	$57,056	$39,422
Allowance for loan losses — acquired loans	1,600	—	—	—	—
Total nonperforming loans	106,269	147,729	135,755	93,328	63,360
Total nonperforming assets	131,753	175,239	153,295	113,251	74,492
Year end ratios:
Allowance for loan losses as a percentage of total originated loans	2.60%	2.86%	2.70%	1.91%	1.41%
Allowance for loan losses as a percentage of nonperforming loans	82	61	60	61	62
Nonperforming loans as a percentage of total loans	2.77	4.01	4.54	3.13	2.26
Nonperforming assets as a percentage of total assets	2.47	3.34	3.61	2.92	1.98
Net loan charge-offs	$27,197	$36,911	$35,215	$31,566	$6,176
Net loan charge-offs as a percentage of average total loans	0.73%	1.07%	1.18%	1.10%	0.22%

(a)	Includes the impact of the acquisition of OAK on April 30, 2010. See Note 2 to the consolidated financial statements in Item 8 of this report for information on the acquisition of OAK.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The principal markets for the Corporation’s products and services are communities in Michigan where the branches of Chemical Bank are located and the areas immediately surrounding those communities. As of December 31, 2011, Chemical Bank served these markets through 142 banking offices located in 32 counties across Michigan’s lower peninsula. In addition to its banking offices, Chemical Bank operated three loan production offices and 161 automated teller machines, both on- and off-bank premises. Chemical Bank operates through an internal organizational structure of four regional banking units. Chemical Bank’s regional banking units are collections of branch banking offices organized by geographical regions within the State of Michigan.

The principal source of revenue for the Corporation is interest and fees on loans, which accounted for 76% of total revenue in both 2011 and 2010 and 74% of total revenue in 2009. Interest on investment securities is also a significant source of revenue, accounting for 6% of total revenue in both 2011 and 2010 and 8% of total revenue in 2009. Revenue is influenced by overall economic factors including market interest rates, business and consumer spending, consumer confidence and competitive conditions in the marketplace.

ACQUISITION OF O.A.K. FINANCIAL CORPORATION

On April 30, 2010, the Corporation acquired O.A.K. Financial Corporation (OAK) for total consideration of $83.7 million. OAK, a bank holding company, owned Byron Bank, which provided traditional banking services and products through 14 banking offices serving communities in Ottawa, Allegan and Kent counties in west Michigan. At April 30, 2010, OAK had total assets of $820 million, including total loans of $627 million, and total deposits of $693 million, including brokered deposits of $193 million. The Corporation operated Byron Bank as a separate subsidiary from the acquisition date until July 23, 2010, the date Byron Bank was consolidated with and into Chemical Bank.

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

CRITICAL ACCOUNTING POLICIES

The Corporation’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (GAAP), Securities and Exchange Commission (SEC) rules and interpretive releases and general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions and complex judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value or when a decline in the value of an asset not carried at fair value on the financial statements warrants an impairment write-down or a valuation reserve to be established. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by third-party sources, when available. When third-party sources are utilized, the Corporation’s management remains responsible for complying with GAAP. To execute management’s responsibilities, the Corporation has processes in place to develop an understanding of the third-party pricing methodologies and to design and implement specific internal controls over valuation. When third-party information is not available, valuation adjustments are estimated by management primarily through the use of internal discounted cash flow analyses.

The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements included in Item 8 of this report. These policies, along with the disclosures presented in the other notes to the consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, estimates and assumptions underlying those amounts, management has identified the determination of the allowance for loan losses, accounting for loans acquired in business combinations, pension plan accounting, income and other taxes, the evaluation of goodwill impairment and fair value measurements to be the accounting areas that require the most subjective or complex judgments, and as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Management reviews its critical accounting policies with the Audit Committee of the board of directors at least annually.

Allowance for Loan Losses

The allowance for loan losses (allowance) is calculated with the objective of maintaining a reserve sufficient to absorb inherent loan losses in the loan portfolio. Loans represent the Corporation’s largest asset type on the consolidated statements of financial position. The determination of the amount of the allowance is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected cash flows and collateral values on impaired loans, estimated losses on loans in the commercial loan portfolio (comprised of commercial, real estate commercial, real estate construction and land development loans) and on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The principal assumption used in deriving the allowance is the estimate of a loss percentage for each type of loan. In determining the allowance and the related provision for loan losses, the Corporation considers four principal elements: (i) specific impairment reserve allocations (valuation allowances) based upon probable losses identified during the review of impaired loans in the commercial loan portfolio, (ii) allocations established for adversely-rated loans in the commercial loan portfolio and nonaccrual real estate residential, consumer installment and home equity loans, (iii) allocations on all other loans based principally on a five-year historical loan loss experience and loan loss trends, and (iv) an unallocated allowance based on the imprecision in the allowance methodology for loans collectively evaluated for impairment. It is extremely difficult to accurately measure the amount of losses that are inherent in the Corporation’s loan portfolio. The Corporation uses a defined methodology to quantify the necessary allowance and related provision for loan losses, but there can be no assurance that the methodology will successfully identify and estimate all of the losses that are inherent in the loan portfolio. As a result, the Corporation could record future provisions for loan losses that may be significantly different than the levels that have been recorded in the three-year period ended December 31, 2011. Notes 1 and 4 to the consolidated financial statements further describe the methodology used to determine the allowance. In addition, a discussion of the factors driving changes in the amount of the allowance is included under the subheading “Allowance for Loan Losses” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Corporation has a loan review function that is independent of the loan origination function. At least annually, the loan review function reviews management’s evaluation of the allowance and performs a detailed credit quality review of loans in the commercial loan portfolio, particularly focusing on larger balance loans and loans that have deteriorated below certain levels of credit risk.

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

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be impaired. In the assessment of credit quality deterioration, the Corporation must make numerous assumptions, interpretations and judgments using internal and third-party credit quality information to determine whether or not it is probable that the Corporation will be able to collect all contractually required payments. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved. Evidence of credit quality deterioration as of the acquisition date may include statistics such as past due and nonaccrual status, recent borrower credit scores and loan-to-value percentages. Those loans that qualify under ASC 310-30 are recorded at fair value at acquisition, which involves estimating the expected cash flows to be received. Accordingly, the associated allowance for loan losses related to these loans is not carried over at the acquisition date. ASC 310-30 also allows investors to aggregate acquired loans into loan pools that have common risk characteristics and use a composite interest rate and expectation of cash flows to be collected for the loan pools. The Corporation understands, as outlined in the American Institute of Certified Public Accountants’ open letter to the Office of the Chief Accountant of the SEC dated December 18, 2009, and pending further standard setting, that for acquired loans that do not meet the scope criteria of ASC 310-30, a company may elect to account for such acquired loans pursuant to the provisions of either ASC Topic 310-20, Nonrefundable Fees and Other Costs, or ASC 310-30. The Corporation elected to apply ASC 310-30, by analogy, to loans acquired in the OAK acquisition that were determined not to have deteriorated credit quality, and therefore, did not meet the scope criteria of ASC 310-30. Accordingly, the Corporation follows the accounting and disclosure guidance of ASC 310-30 for these loans. Notes 1, 2 and 4 to the consolidated financial statements contain additional information related to loans acquired in the OAK acquisition.

The excess of cash flows of a loan, or pool of loans, expected to be collected over the estimated fair value is referred to as the “accretable yield” and is recognized into interest income over the estimated remaining life of the loan, or pool of loans, on a level-yield basis. The difference between the contractually required payments of a loan, or pool of loans, and the cash flows expected to be collected at acquisition, considering the impact of prepayments and estimates of future credit losses expected to be incurred over the life of the loan, or pool of loans, is referred to as the “nonaccretable difference.”

The Corporation is required to quarterly evaluate its estimates of cash flows expected to be collected from acquired loans. These evaluations require the continued usage of key assumptions and estimates, similar to the initial estimate of fair value. Given the current economic environment, the Corporation must apply judgment to develop its estimates of cash flows for acquired loans given the impact of changes in property values, default rates, loss severities and prepayment speeds. Decreases in the estimates of expected cash flows will generally result in a charge to the provision for loan losses and a resulting increase to the allowance for loan losses. Increases in the estimates of expected cash flows will generally result in adjustments to the accretable yield which will increase amounts recognized in interest income in subsequent periods. Dispositions of acquired loans, which may include sales of loans to third parties, receipt of payments in full or in part by the borrower and foreclosure of the collateral, result in removal of the loan from the acquired loan portfolio at its carrying amount. As a result of the significant amount of judgment involved in estimating future cash flows expected to be collected for acquired loans, the adequacy of the allowance for loan losses could be significantly impacted by decreases in expected cash flows resulting from changes in credit quality of acquired loans.

Acquired loans that were classified as nonperforming loans prior to being acquired and acquired loans that are not performing in accordance with contractual terms subsequent to acquisition are not classified as nonperforming loans subsequent to acquisition because the loans are recorded in pools at net realizable value based on the principal and interest the Corporation expects to collect on such loans. Judgment is required to estimate the timing and amount of cash flows expected to be collected when the loans are not performing in accordance with the original contractual terms.

Pension Plan Accounting

The Corporation has a defined benefit pension plan for certain salaried employees. Effective June 30, 2006, benefits under the defined benefit pension plan were frozen for approximately two-thirds of the Corporation’s salaried employees as of that date. Pension benefits continued unchanged for the remaining salaried employees. At December 31, 2011, 238 employees, or 14% of total employees, on a full-time equivalent basis, were earning pension benefits under the defined benefit pension plan. The Corporation’s pension benefit obligations and related costs are calculated using actuarial concepts and measurements. Benefits under the plan are based on years of vested service, age and amount of compensation. Assumptions are made concerning future events that will determine the amount and timing of required benefit payments, funding requirements and pension expense.

The key actuarial assumptions used in the pension plan are the discount rate and long-term rate of return on plan assets. These assumptions have a significant effect on the amounts reported for net periodic pension expense, as well as the respective benefit obligation amounts. The Corporation evaluates these critical assumptions annually. At December 31, 2011, 2010 and 2009, the Corporation calculated a discount rate of 4.90%, 5.65% and 6.15%, respectively, for the pension plan using the results from a bond matching technique, which matched the future estimated annual benefit payments of the pension plan against a portfolio of bonds of Aa quality to determine the discount rate.

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

December 31,
	2011	2010	2009
Equity securities	6% – 10%	6% – 9%	7% – 9%
Debt securities	3% – 6%	3% – 7%	4% – 6%
Other	2% – 3%	2% – 3%	2% – 5%

The assumed long-term return on pension plan assets is developed through an analysis of forecasted rates of return by asset class and forecasted asset allocations. It is used to compute the subsequent year’s expected return on assets, using the “market-related value” of pension plan assets. The difference between the expected return and the actual return on pension plan assets during the year is either an asset gain or loss, which is deferred and amortized over future periods when determining net periodic pension expense. The Corporation’s projection of the long-term return on pension plan assets was 7% in 2011, 2010 and 2009, while the actual return on pension plan assets was (0.9)%, 8.7% and 15.6% in 2011, 2010 and 2009, respectively.

Other assumptions made in the pension plan calculations involve employee demographic factors, such as retirement patterns, mortality, turnover and the rate of compensation increase.

The key actuarial assumptions that will be used to calculate pension expense in 2012 for the defined benefit pension plan are a discount rate of 4.90%, a long-term rate of return on pension plan assets of 7% and a rate of compensation increase of 3.50%. Pension expense in 2012 is expected to be approximately $1.4 million, an increase of approximately $0.7 million from 2011. The increase in pension expense in 2012, as compared to 2011, is primarily attributable to the decrease in the discount rate. In 2012, a decrease in the discount rate of 50 basis points and 100 basis points is estimated to increase pension expense by $0.4 million and $0.8 million, respectively, while an increase of 50 basis points and 100 basis points is estimated to decrease pension expense by approximately the same amounts. The discount rate used to value the projected benefit obligation and estimated pension expense of the Corporation’s defined benefit pension plan has averaged 6.52% over the last fifteen years. However, the discount rate used to estimate the projected benefit obligation and pension expense in 2011, 2010 and 2009 was significantly below this historical average. In order to mitigate the increases in the projected benefit obligation and pension expense resulting from the lower discount rates, the Corporation made a $10 million contribution to the pension plan in 2010 and a $12 million contribution to the pension plan in January 2012 related to the 2011 plan year.

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

The Corporation accounts for its defined benefit pension and other postretirement plans in accordance with FASB ASC Topic 715, Compensation-Retirement Benefits, which requires companies to recognize the over- or under-funded status of a plan as an asset or liability as measured by the difference between the fair value of the plan assets and the projected benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). The impact of pension plan accounting on the statements of financial position at December 31, 2011 and 2010 is further discussed in Note 17 to the consolidated financial statements.

Income and Other Taxes

The Corporation is subject to the income and other tax laws of the United States, the State of Michigan and other states where nexus has been created. These laws are complex and are subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provisions for income and other taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations and case law. In the process of preparing the Corporation’s tax returns, management attempts to make reasonable interpretations of applicable tax laws. These interpretations are subject to challenge by the taxing authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving regulations and case law.

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

On a quarterly basis, management assesses the reasonableness of its effective federal tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on an annual basis, including the need for a valuation allowance for deferred tax assets, or more frequently if warranted by business events or circumstances. Reserves for uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations or audits. As of December 31, 2011 and 2010, there were no federal income tax reserves recorded for uncertain tax positions.

Goodwill

At December 31, 2011, the Corporation had $113.4 million of goodwill, which was originated through the acquisition of various banks and bank branches, recorded on the consolidated statement of financial position. Goodwill is not amortized, but rather is tested by management annually for impairment, or more frequently if triggering events occur and indicate potential impairment, in accordance with FASB ASC Topic 350-20, Goodwill (ASC 350-20). The Corporation’s goodwill impairment assessment utilizes the methodology and guidelines established in GAAP, including assumptions regarding the valuation of Chemical Bank.

The Corporation performed its 2011 annual goodwill impairment assessment at September 30, 2011 utilizing the qualitative assessment approach as permitted by FASB Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment (ASU 2011-08), which the Corporation early adopted as of September 30, 2011. ASU 2011-08 permits an entity to make a qualitative assessment as to whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment test in ASC 350-20. The Corporation’s qualitative assessment considered several factors, including macroeconomic, industry and market conditions; overall financial performance; various other relevant entity-specific events; events affecting its sole reporting unit, Chemical Bank; and the market price per share of its common stock. After considering the weight of evidence in the qualitative assessment, the Corporation determined that it was not more-likely-than-not that the fair value of Chemical Bank was less than its carrying value.

During the fourth quarter of 2011, the Corporation changed the date of its annual impairment testing for goodwill from September 30 to October 31. The change in the date of the annual goodwill impairment test represents a change in the method of applying an accounting principle. Management determined that the change in accounting principle is preferable, as the later date better coincides with the Corporation’s annual budgeting and strategic planning processes. Management believes that the change in the Corporation’s annual goodwill impairment testing date did not delay, accelerate or avoid a goodwill impairment charge. A preferability letter from the Corporation’s independent registered public accounting firm regarding this change in accounting principle has been filed as an exhibit to this Annual Report on Form 10-K for the year ended December 31, 2011.

The Corporation elected to bypass the qualitative assessment approach under ASU 2011-08 and perform a Step 1 valuation of its goodwill as of October 31, 2011. It has been the Corporation’s historical practice to perform a Step 1 valuation annually, as was previously required under GAAP.

The fair value of Chemical Bank as of October 31, 2011 was measured utilizing the income and market approaches as prescribed in FASB ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820). GAAP identifies the cost approach as another acceptable method; however, the cost approach was not deemed an effective method to value a financial institution. The cost approach estimates a company’s value by adjusting the reported values of assets and liabilities to their fair values. It is the Corporation’s opinion that financial institutions cannot be liquidated in an efficient manner. Estimating the fair value of loans is a very difficult process and subject to a wide margin of error unless done on a loan by loan basis. Voluntary liquidations of financial institutions are not typical. More commonly, if a financial institution is liquidated, it is due to being taken over by the FDIC. The value of Chemical Bank was based as a going concern and not as a liquidation.

The income approach uses valuation techniques to convert future amounts (cash flows or earnings) to a single, discounted amount. The income approach includes present value techniques, option-pricing models, such as the Black-Scholes formula and lattice models, and the multi-period excess-earnings method. In the valuation of Chemical Bank, the income approach utilized the discounted cash flow method based upon a forecast of growth and earnings. Cash flows are measured by using projected earnings, projected dividends and dividend paying capacity over a five-year period. In addition to estimating periodic cash flows, an estimate of residual value is determined through the capitalization of earnings. The income approach assumed cost savings and earnings enhancements that a strategic acquiror would likely implement based upon typical participant assumptions of market transactions. The discount rate is critical to the discounted cash flow analysis. The discount rate reflects the risk of uncertainty associated with the cash flows and a rate of return that investors would require from similar investments with similar risks. At the valuation date of October 31, 2011, a discount rate of 14.5% was utilized in the income approach.

The market approach uses observable prices and other relevant information that are generated by market transactions involving identical or comparable assets or liabilities. The fair value measure is based on the value that those transactions indicate utilizing both financial and operating characteristics of the acquired companies. The most significant financial ratio analyzed in completed transactions involved the price to tangible book value. At the valuation date of October 31, 2011, the market approach utilized a price to tangible book value of 140%.

The fair value of Chemical Bank was determined to be slightly above the income approach and within the range of values in the market approach value range. The results of the valuation analysis concluded that the fair value of Chemical Bank was greater than its book value, including goodwill, and thus no goodwill impairment was evident at the valuation date of October 31, 2011. The weighted average of the fair values determined under the income and market approaches was a 14.0% premium over the market capitalization of the Corporation at the valuation date. The Corporation is publicly traded and, therefore, the price per share of its common stock as reported on The Nasdaq Stock Market® establishes the marketable minority value. Given the volatility of the financial markets, particularly in the equity markets in 2011, it is management’s opinion that the marketable minority value does not always represent the fair value of the reporting unit as a whole and that an adjustment to the marketable minority value for the acquiror’s control is generally considered in the assessment of fair value. The market capitalization of the Corporation was $585 million on December 31, 2011, compared to $553 million on October 31, 2011. The Corporation determined that no triggering events occurred that indicated potential impairment of goodwill from the most recent valuation date through December 31, 2011. However, the Corporation could incur impairment charges related to goodwill in the future due to changes in financial results or other matters that could affect the valuation assumptions.

Fair Value Measurements

The Corporation determines the fair value of its assets and liabilities in accordance with ASC 820. ASC 820 establishes a standard framework for measuring and disclosing fair value under GAAP. A number of valuation techniques are used to determine the fair value of assets and liabilities in the Corporation’s financial statements. The valuation techniques include quoted market prices for investment securities, appraisals of real estate from independent licensed appraisers and other valuation techniques. Fair value measurements for assets and liabilities where limited or no observable market data exists are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the valuation results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment are recognized in the income statement under the framework established by GAAP. See Note 14 to the Corporation’s consolidated financial statements for more information on fair value measurements.

Accounting Standards Updates

See Note 1 to the consolidated financial statements included in this report for details of accounting pronouncements adopted by the Corporation during 2011 and recently issued accounting pronouncements and their impact on the Corporation’s financial statements.

FINANCIAL HIGHLIGHTS

The following discussion and analysis is intended to cover significant factors affecting the Corporation’s consolidated statements of financial position and income included in this report. It is designed to provide a more comprehensive review of the consolidated operating results and financial position of the Corporation than could be obtained from an examination of the financial statements alone.

NET INCOME

Net income in 2011 was $43.1 million, or $1.57 per diluted share, compared to net income in 2010 of $23.1 million, or $0.88 per diluted share, and net income in 2009 of $10.0 million, or $0.42 per diluted share. Net income in 2011 represented an 86% increase from 2010 net income, with the increase primarily attributable to an increase in net interest income and a decrease in the provision for loan losses. Net income in 2010 represented a 131% increase over 2009 net income, with the increase primarily attributable to a decrease in the provision for loan losses and the acquisition of OAK.

The Corporation’s return on average assets was 0.81% in 2011, 0.47% in 2010 and 0.25% in 2009. The Corporation’s return on average shareholders’ equity was 7.6% in 2011, 4.3% in 2010 and 2.1% in 2009.

ASSETS

Total assets were $5.34 billion at December 31, 2011, an increase of $93 million, or 1.8%, from total assets at December 31, 2010 of $5.25 billion. The increase in total assets during 2011 was primarily attributable to growth in loans and investment securities that was funded by an increase in customer deposits.

Average assets were $5.30 billion during 2011, an increase of $391 million, or 8.0%, from average assets during 2010 of $4.91 billion, while average assets during 2010 increased $847 million, or 21%, from average assets during 2009 of $4.07 billion. The increase in average assets during 2011, as compared to 2010, was attributable to growth in loans and investment securities and the acquisition of OAK, while the increase in average assets during 2010, as compared to 2009, was primarily attributable to the acquisition of OAK.

INVESTMENT SECURITIES

Information about the Corporation’s investment securities portfolio is summarized in Tables 1 and 2. The following table summarizes the maturities and yields of the carrying value of investment securities by investment category, and fair value by investment category, at December 31, 2011:

TABLE 1. MATURITIES AND YIELDS* OF INVESTMENT SECURITIES AT DECEMBER 31, 2011

	Maturity**
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total Carrying Value		Total Fair Value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available-for-Sale:
Government sponsored agencies	$28,407	0.75%	$23,831	0.92%	$14,031	1.10%	$4,410	0.64%	$70,679	0.87%	$70,679
State and political subdivisions	2,623	3.91	11,935	4.87	30,020	5.88	657	6.02	45,235	5.50	45,235
Residential mortgage-backed securities	68,165	1.98	39,773	2.22	4,450	4.84	8,392	5.73	120,780	2.42	120,780
Collateralized mortgage obligations	209,392	0.97	105,926	1.23	14,194	2.48	2,888	2.89	332,400	1.13	332,400
Corporate bonds	36,828	0.87	59,940	2.88	—	—	—	—	96,768	2.11	96,768
Preferred stock	—	—	—	—	—	—	1,414	5.60	1,414	5.60	1,414

Total investment securities available-for-sale	345,415	1.16	241,405	1.95	62,695	3.97	17,761	4.00	667,276	1.79	667,276
Held-to-Maturity:
State and political subdivisions	25,963	3.44	75,577	4.59	51,555	4.91	19,744	6.69	172,839	4.75	179,304
Trust preferred securities	—	—	—	—	—	—	10,500	3.85	10,500	3.85	4,465

Total investment securities held-to-maturity	25,963	3.44	75,577	4.59	51,555	4.91	30,244	5.70	183,339	4.70	183,769

Total investment securities	$371,378	1.32%	$316,982	2.58%	$114,250	4.39%	$48,005	5.07%	$850,615	2.41%	$851,045

*	Yields are weighted by amount and time to contractual maturity, are on a taxable equivalent basis using a 35% federal income tax rate and are based on carrying value. Yields disclosed are actual yields at December 31, 2011. Approximately 36% of the Corporation’s investment securities at December 31, 2011 were variable-rate financial instruments.

**	Residential mortgage-backed securities, collateralized mortgage obligations (CMOs) and certain government sponsored agencies are based on scheduled principal maturity. All other investment securities are based on final contractual maturity.

The following table summarizes the carrying value of investment securities at December 31, 2011, 2010 and 2009:

TABLE 2. SUMMARY OF INVESTMENT SECURITIES

	December 31,
	2011	2010	2009
	(In thousands)
Available-for-Sale:
Government sponsored agencies	$70,679	$117,521	$191,985
State and political subdivisions	45,235	46,046	3,562
Residential mortgage-backed securities	120,780	136,935	154,205
Collateralized mortgage obligations	332,400	233,921	223,758
Corporate bonds	96,768	42,747	19,011
Preferred stock	1,414	1,440	—

Total investment securities available-for-sale	667,276	578,610	592,521

Held-to-Maturity:
State and political subdivisions	172,839	154,900	120,447
Residential mortgage-backed securities	—	—	350
Trust preferred securities	10,500	10,500	10,500

Total investment securities held-to-maturity	183,339	165,400	131,297

Total investment securities	$850,615	$744,010	$723,818

The carrying value of investment securities at December 31, 2011 totaled $850.6 million, an increase of $106.6 million, or 14%, from investment securities at December 31, 2010 of $744.0 million. The increase in investment securities was primarily attributable to the Corporation investing a portion of its liquidity in additional collateralized mortgage obligations (CMOs). At December 31, 2011, the Corporation’s investment securities portfolio consisted of: $70.7 million in government sponsored agency debt obligations comprised primarily of fixed-rate senior bonds that were issued by the twelve regional Federal Home Loan Banks that make up the Federal Home Loan Bank System (FHLBanks) and variable-rate instruments backed by the Federal Farm Credit Bank, Small Business Administration and Student Loan Marketing Corporation; $218.0 million in state and political subdivisions debt obligations comprised primarily of general debt obligations of issuers primarily located in the State of Michigan; $120.8 million in residential mortgage-backed securities comprised primarily of fixed-rate instruments backed by a U.S. government agency (Government National Mortgage Association) or government sponsored enterprises (the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association); $332.4 million of CMOs comprised of fixed- and variable-rate instruments backed by the same U.S. government agency and government sponsored enterprises as the residential mortgage-backed securities with average maturities of less than three years; $96.8 million in corporate bonds comprised primarily of debt obligations of large national financial organizations; preferred stock securities of $1.4 million comprised of preferred stock securities of two large banks; and $10.5 million of trust preferred securities (TRUPs) comprised primarily of a 100% interest in a TRUP of a small non-public bank holding company in Michigan.

The Corporation re-invested a portion of funds from maturing government sponsored agencies and residential mortgage-backed securities in 2011 into CMOs due to the relative short-term duration and relatively higher yield for these CMOs compared to other investment options given the current low interest rate environment. CMOs totaled $332.4 million, or 39% of investment securities, at December 31, 2011, compared to $233.9 million, or 31% of investment securities, at December 31, 2010, and $223.8 million, or 31% of investment securities, at December 31, 2009. The Corporation’s investment strategy is primarily centered on investing in relatively short-term investment securities with average maturities of two years or less or variable-rate investment securities with limited exposures to credit risk. The Corporation also invested a portion of its funds from investment securities maturing in 2011 into corporate bonds due to an improvement in that market related to credit risk. The corporate bond portfolio totaled $96.8 million, or 11% of investment securities, at December 31, 2011, compared to $42.7 million, or 6% of investment securities, at December 31, 2010 and $19.0 million, or 3% of investment securities, at December 31, 2009.

The Corporation records all investment securities in accordance with FASB ASC Topic 320, Investments-Debt and Equity Securities (ASC 320), under which the Corporation is required to assess equity and debt securities that have fair values below their amortized cost basis to determine whether the decline (impairment) is other-than-temporary. An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by considering all reasonably available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. In assessing whether a decline is other-than-temporary, management considers, among other things (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the potential for impairments in an entire industry or sub-sector and (iv) the potential for impairments in certain economically depressed geographical locations.

The Corporation’s investment securities portfolio, at December 31, 2011, had gross impairment of $8.4 million. Management believed that the unrealized losses on investment securities at December 31, 2011 were temporary in nature and due primarily to changes in interest rates on the investment securities and market illiquidity, and not as a result of credit-related issues. At December 31, 2011, the Corporation believed the impairment in its investment securities portfolio was temporary in nature and, therefore, no impairment loss was realized in the Corporation’s consolidated statement of income for 2011. However, other-than-temporary impairment (OTTI) may occur in the future as a result of material declines in the fair value of investment securities resulting from market, credit, economic or other conditions. A further discussion of the assessment of potential impairment and the Corporation’s process that resulted in the conclusion that the impairment was temporary in nature follows.

At December 31, 2011, the Corporation’s investment securities portfolio’s gross impairment of $8.4 million consisted of government sponsored agencies (GSA) securities, residential mortgage-backed securities (MBSs) and CMOs, combined, with gross impairment of $1.3 million, state and political subdivisions securities with gross impairment of $0.3 million, corporate bonds with gross impairment of $0.8 million and trust preferred securities with gross impairment of $6.0 million. The amortized costs and fair values of investment securities are disclosed in Note 3 to the consolidated financial statements.

GSA securities, residential MBSs and CMOs, included in the available-for-sale investment securities portfolio, with a combined amortized cost of $520.3 million had gross impairment of $1.3 million at December 31, 2011. Virtually all of the impaired investment securities in these three categories are backed by the full faith and credit of the U.S. government or a guarantee of a U.S. government agency or government sponsored enterprise. It was the Corporation’s assessment that the impairment on these investment securities was attributable to the low level of market interest rates. The Corporation concluded that the impairment of its GSA securities, residential MBSs and CMOs was temporary in nature at December 31, 2011.

State and political subdivisions securities, included in the available-for-sale and the held-to-maturity investment securities portfolios, with an amortized cost of $215.7 million had gross impairment of $0.3 million at December 31, 2011. The majority of these investment securities are from issuers located in the State of Michigan and are general obligations of the issuer, meaning that repayment of these obligations is funded by general tax collections of the issuer. The gross impairment was attributable to impaired state and political subdivisions securities with an amortized cost of $32 million that generally mature beyond 2012. It was the Corporation’s assessment that the impairment on these investment securities was attributable to higher market interest rates and illiquidity in the market for these investment securities caused by the market’s perception of the Michigan economy. The Corporation concluded that the impairment of its state and political subdivisions securities was temporary in nature at December 31, 2011.

Corporate bonds, included in the available-for-sale investment securities portfolio, with an amortized cost of $97.6 million had gross impairment of $0.8 million at December 31, 2011. All of the corporate bonds held at December 31, 2011 were of an investment grade. The investment grade ratings of all of the corporate bonds indicated that the obligors’ capacities to meet their financial commitments were “strong.” It was the Corporation’s assessment that the impairment on the corporate bonds was attributable to the current level of market interest rates and the recent negative market perception of the financial industry and not due to credit-related issues. The Corporation concluded that the impairment of its corporate bonds was temporary in nature at December 31, 2011.

At December 31, 2011, the Corporation held two trust preferred securities (TRUPs) in the held-to-maturity investment securities portfolio with a combined amortized cost of $10.5 million that had gross impairment of $6.0 million. One TRUP, with an amortized cost of $10.0 million, represents a 100% interest in a TRUP of a non-public bank holding company in Michigan that was purchased in the second quarter of 2008. At December 31, 2011, the Corporation determined that the fair value of this TRUP was $4.3 million. The second TRUP, with an amortized cost of $0.5 million, represents a 10% interest in the TRUP of another non-public bank holding company in Michigan. At December 31, 2011, the Corporation determined the fair value of this TRUP was $0.2 million. The fair value measurements of the two TRUP investments were developed based upon market pricing observations of much larger banking institutions in an illiquid market adjusted by risk measurements. The fair values of the TRUPs were based on calculations of discounted cash flows, and further based upon both observable inputs and appropriate risk adjustments that market participants would make for performance, liquidity and issuer specifics. See the additional discussion of the development of the fair values of the TRUPs in Note 3 to the consolidated financial statements.

The issuer of the $10.0 million TRUP reported net income in each of the three years ended December 31, 2011 and was categorized as well-capitalized under applicable regulatory requirements during that time. Based on an analysis of financial information provided by the issuer, it was the Corporation’s opinion that, as of December 31, 2011, this issuer appeared to be a financially sound financial institution with sufficient liquidity to meet its financial obligations in 2012. There have been no material adverse changes in the issuer’s financial performance since the TRUP was issued and purchased by the Corporation and no indication that any material adverse trends were developing that would suggest that the issuer would be unable to make all future principal and interest payments under the TRUP. Common stock cash dividends were paid quarterly throughout 2011, 2010 and 2009 by the issuer and the Corporation understands that the issuer’s management anticipates cash dividends to continue to be paid in the future. All scheduled interest payments on this TRUP have been made on a timely basis. The principal of $10.0 million of this TRUP matures in 2038, with interest payments due quarterly. At December 31, 2011, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer or its subsidiaries. In reviewing all reasonably available information regarding the issuer, including past performance and its financial and liquidity position, it was the Corporation’s opinion that the future cash flows of the issuer supported the carrying value of the TRUP at its original cost of $10.0 million at December 31, 2011. While the total fair value of the TRUP was $5.7 million below the Corporation’s amortized cost at December 31, 2011, it was the Corporation’s assessment that, based on the overall financial condition of the issuer, the impairment was temporary in nature at December 31, 2011.

The issuer of the $0.5 million TRUP reported a small amount of net income in 2011, compared to net losses reported in both 2010 and 2009. At December 31, 2011, the issuer was categorized as well-capitalized under applicable regulatory requirements. All scheduled interest payments on this TRUP have been made on a timely basis. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly. At December 31, 2011, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer of this TRUP or any subsidiary. In reviewing all reasonably available financial information regarding the $0.5 million TRUP, it was the Corporation’s opinion that the carrying value of this TRUP at its original cost of $0.5 million was supported by the issuer’s financial position at December 31, 2011. While the fair value of the TRUP was $0.3 million below the Corporation’s amortized cost at December 31, 2011, it was the Corporation’s assessment that the impairment was temporary in nature at December 31, 2011.

At December 31, 2011, the Corporation expected to fully recover the entire amortized cost basis of each impaired investment security in its investment securities portfolio at that date. Furthermore, at December 31, 2011, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation would not have to sell any of its impaired investment securities before a full recovery of amortized cost. However, there can be no assurance that OTTI losses will not be recognized on the TRUPs or on any other investment security in the future.

LOANS

The Corporation’s loan portfolio is comprised of commercial, real estate commercial, real estate construction and land development loans, referred to as the Corporation’s commercial loan portfolio, and real estate residential, consumer installment and home equity loans, referred to as the Corporation’s consumer loan portfolio. At December 31, 2011, the Corporation’s loan portfolio was $3.83 billion and consisted of loans in the commercial loan portfolio totaling $2.09 billion, or 54% of total loans, and loans in the consumer loan portfolio totaling $1.74 billion, or 46% of total loans. Loans at fixed interest rates comprised approximately 71% of the Corporation’s total loan portfolio at December 31, 2011, compared to 72% at December 31, 2010 and 80% at December 31, 2009.

Chemical Bank is a full-service commercial bank and the acceptance and management of credit risk is an integral part of the Corporation’s business. The Corporation maintains loan policies and credit underwriting standards as part of the process of managing credit risk. These standards include making loans generally only within the Corporation’s market areas. The Corporation’s lending markets generally consist of communities across the middle to southern and western sections of the lower peninsula of Michigan. The Corporation’s lending market areas do not include the southeastern portion of Michigan. The Corporation has no foreign loans or any loans to finance highly leveraged transactions. The Corporation’s lending philosophy is implemented through strong administrative and reporting controls. The Corporation maintains a centralized independent loan review function that monitors the approval process and ongoing asset quality of the loan portfolio.

Total loans were $3.83 billion at December 31, 2011, an increase of $150 million, or 4.1%, from total loans of $3.68 billion at December 31, 2010. Total loans increased $689 million, or 23%, during 2010, from total loans of $2.99 billion at December 31, 2009. The increase in total loans during 2011 was largely due to the Corporation capitalizing on opportunities to increase market share in both its commercial and consumer loan portfolios.

Table 3 includes the composition of the Corporation’s loan portfolio, by major loan category, as of December 31, 2011, 2010, 2009, 2008 and 2007.

TABLE 3. SUMMARY OF LOANS

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Commercial loan portfolio:
Commercial	$895,150	$818,997	$584,286	$587,554	$515,319
Real estate commercial	1,071,999	1,076,971	785,675	786,404	760,399
Real estate construction and land development	118,176	142,620	121,305	119,001	134,828

Subtotal	2,085,325	2,038,588	1,491,266	1,492,959	1,410,546

Consumer loan portfolio:
Real estate residential	861,716	798,046	739,380	839,555	838,545
Consumer installment and home equity	884,244	845,028	762,514	649,163	550,343

Subtotal	1,745,960	1,643,074	1,501,894	1,488,718	1,388,888

Total loans	$3,831,285	$3,681,662	$2,993,160	$2,981,677	$2,799,434

A discussion of the Corporation’s loan portfolio by category follows.

Commercial Loan Portfolio

The Corporation’s commercial loan portfolio is comprised of commercial loans, real estate commercial loans, real estate construction loans and land development loans. The Corporation’s commercial loan portfolio is well diversified across business lines and has no concentration in any one industry. The commercial loan portfolio of $2.09 billion at December 31, 2011 included 152 loan relationships of $2.5 million or greater. These 152 loan relationships totaled $794 million and represented 38% of the commercial loan portfolio at December 31, 2011 and included eleven loan relationships that had outstanding balances of $10 million or higher, totaling $148 million, or 7.1% of the commercial loan portfolio, at that date. The Corporation had 12 loan relationships at December 31, 2011 with loan balances greater than $2.5 million and less than $10 million, totaling $83 million, that had unfunded credit amounts that, if advanced, could result in a loan relationship of $10 million or more.

Table 4 presents the maturity distribution of the Corporation’s $2.09 billion commercial loan portfolio at December 31, 2011. The percentage of these loans maturing within one year was 34% at December 31, 2011, while the percentage of these loans maturing beyond five years remained low at 9% at December 31, 2011. At December 31, 2011, loans in the commercial loan portfolio with maturities beyond one year totaled $1.38 billion, with 65% of these loans at fixed interest rates.

TABLE 4. COMPARISON OF LOAN MATURITIES AND INTEREST SENSITIVITY (Dollars in thousands)

	December 31, 2011
	Due In
	1 Year or Less	1 to 5 Years	Over 5 Years	Total
Loan maturities:
Commercial	$471,622	$336,397	$87,131	$895,150
Real estate commercial	181,861	813,564	76,574	1,071,999
Real estate construction and land development	51,035	49,615	17,526	118,176

Total	$704,518	$1,199,576	$181,231	$2,085,325

Percent of total	34%	57%	9%	100%

Interest sensitivity of above loans:
Fixed interest rates	$225,099	$767,872	$123,402	$1,116,373
Variable interest rates	479,419	431,704	57,829	968,952

Total	$704,518	$1,199,576	$181,231	$2,085,325

Commercial loans consist of loans and lines of credit to varying types of businesses, including municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital and operational needs and term financing of equipment. Repayment of such loans is generally provided through operating cash flows of the customer. Commercial loans are generally secured with inventory, accounts receivable, equipment, personal guarantees of the owner or other sources of repayment, although the Corporation may also obtain real estate as collateral.

Commercial loans were $895.2 million at December 31, 2011, an increase of $76.2 million, or 9.3%, from commercial loans of $819.0 million at December 31, 2010, with the increase in 2011 due primarily to an increase in market share for loans to business customers. Commercial loans increased $234.7 million, or 40%, during 2010 from commercial loans of $584.3 million at December 31, 2009, with the increase due primarily to the acquisition of OAK. Commercial loans represented 23.3% of the Corporation’s loan portfolio at December 31, 2011, compared to 22.2% and 19.5% at December 31, 2010 and 2009, respectively.

Real estate commercial loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Real estate commercial loans were $1.07 billion at December 31, 2011, a decrease of $5.0 million, or 0.5%, from real estate commercial loans of $1.08 billion at December 31, 2010. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 61%, 36% and 3%, respectively, of the Corporation’s real estate commercial loans outstanding at December 31, 2011. Real estate commercial loans increased $291.3 million, or 37%, during 2010 from real estate commercial loans of $785.7 million at December 31, 2009, with the increase due primarily to the acquisition of OAK. Real estate commercial loans represented 28.0% of the Corporation’s loan portfolio at December 31, 2011, compared to 29.3% and 26.2% at December 31, 2010 and 2009, respectively.

Real estate commercial lending is generally considered to involve a higher degree of risk than real estate residential, consumer installment and home equity lending as it typically involves larger loan balances concentrated in a single borrower. In addition, the payment experience on loans secured by income-producing properties and vacant land loans is typically dependent on the success of the operation of the related project and is typically affected by adverse conditions in the real estate market and in the economy.

The Corporation generally attempts to mitigate the risks associated with commercial and real estate commercial lending by, among other things, lending primarily in its market areas, lending across industry lines, not developing a concentration in any one line of business and using prudent loan-to-value ratios in the underwriting process. Michigan’s economy showed signs of improvement during 2011, resulting in lower loan delinquencies compared to the previous three years. However, the market values of real estate in the State of Michigan continued to decline in 2011 in many areas, resulting in commercial and residential real estate foreclosures continuing to remain higher than historical averages, in particular for those loans where the primary source of repayment is through the sale of the underlying collateral. Accordingly, management expects real estate foreclosures to remain elevated despite improvements in Michigan’s economy. It is management’s belief that the loan portfolio is generally well-secured, despite declining market values for all types of real estate in the State of Michigan and nationwide over the past three years.

Real estate construction and land development loans are primarily originated for the construction of commercial properties and land development. Land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Real estate construction loans often convert to a real estate commercial loan at the completion of the construction period; however, most land development loans are originated with the intention that the loans will be re-paid through the sale of finished properties by the developers within twelve months of the completion date. Real estate construction and land development loans were $118.2 million at December 31, 2011, a decrease of $24.4 million, or 17%, from real estate construction and land development loans of $142.6 million at December 31, 2010, with the decrease due primarily to one project to finance the construction of a private recreational facility paying off during 2011. Real estate construction and land development loans increased $21.3 million, or 18%, during 2010 from real estate construction and land development loans of $121.3 million at December 31, 2009, due primarily to the acquisition of OAK in 2010. The Corporation’s land development loans totaled $47.3 million, $53.4 million and $46.6 million at December 31, 2011, 2010 and 2009, respectively, and consisted primarily of loans to develop residential real estate. Real estate construction and land development loans represented 3.1% of the Corporation’s loan portfolio at December 31, 2011, compared to 3.9% and 4.1% at December 31, 2010 and 2009, respectively.

Real estate construction lending involves a higher degree of risk than real estate commercial lending and real estate residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates, the need to obtain a tenant or purchaser of the property if it will not be owner-occupied or the need to sell developed properties. The Corporation generally attempts to mitigate the risks associated with construction lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. The Corporation’s risk in this area has increased since early 2008 due to the weak economic environment within the State of Michigan. While the economy in Michigan improved during 2011, the sale of lots and units in both residential and commercial development projects remained weak, as customer demand remained low, resulting in the inventory of unsold lots and housing units remaining high across the State of Michigan and resulting in the inability of most developers to sell their finished developed lots and units within their original expected timeframes. Accordingly, the Corporation’s land development borrowers have sold a small percentage of their developed lots or units since early 2008 due to the unfavorable economic environment. At December 31, 2011,

$11.1 million, or 23%, of the Corporation’s $47.3 million of land development loans were impaired, whereby the Corporation determined it was probable that the full amount of principal and interest would not be collected on these loans in accordance with their original contractual terms.

Consumer Loan Portfolio

The Corporation’s consumer loan portfolio is comprised of real estate residential loans, consumer installment loans and home equity loans and lines of credit.

Real estate residential loans consist primarily of one- to four-family residential loans with fixed interest rates of fifteen years or less. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance. During 2011 and 2010, the Corporation originated real estate residential loans of $474 million and $453 million, respectively, of which it retained in its loan portfolio $255 million in 2011 and $178 million in 2010. The majority of the real estate residential loan originations in 2011 and 2010 were refinances of existing loans. The demand for longer term fixed interest rate real estate residential loans was high in 2011 and 2010 due to the historical low level of long-term interest rates. The Corporation has historically sold fixed interest rate real estate residential loans originated with maturities of fifteen years and over in the secondary market. However, due to a general low level of loan demand across its market areas, the Corporation retained fixed-interest rate real estate residential loans with terms of fifteen years in its loan portfolio totaling $99 million and $71 million in 2011 and 2010, respectively.

Real estate residential loans were $861.7 million at December 31, 2011, an increase of $63.7 million, or 8.0%, from real estate residential loans of $798.0 million at December 31, 2010, with the increase primarily due to the Corporation retaining fixed interest rate real estate residential loans, as previously discussed. Real estate residential loans increased $58.7 million, or 7.9%, during 2010 from real estate residential loans of $739.4 million at December 31, 2009, with the increase partially due to the acquisition of OAK and partially due to the Corporation retaining fixed interest rate real estate residential loans, as previously discussed. At December 31, 2011, $268 million, or 31%, of total real estate residential loans were at fixed interest rates with maturities beyond 2016. Real estate residential loans have historically involved the least amount of credit risk in the Corporation’s loan portfolio, although the risk on these loans has increased with the increase in the unemployment rate and decrease in real estate property values in the State of Michigan. Real estate residential loans also include loans to consumers for the construction of single family residences that are secured by these properties. Real estate residential construction loans to consumers were $21.6 million at December 31, 2011, compared to $15.3 million at December 31, 2010 and $22.9 million at December 31, 2009. Real estate residential loans represented 22.5% of the Corporation’s loan portfolio at December 31, 2011, compared to 21.7% and 24.7% at December 31, 2010 and 2009, respectively.

The Corporation’s consumer installment and home equity loans and lines of credit (collectively referred to as consumer loans) consist of relatively small loan amounts to consumers to finance personal items, primarily automobiles, recreational vehicles, boats and home improvements. Consumer loans are spread across many individual borrowers, which minimizes the risk per loan transaction. Consumer installment loans include indirect loans for automobiles, recreational vehicles and marine vehicles purchased from dealerships. Home equity loans and lines of credit are comprised of loans to consumers who utilize equity in their personal residence, generally through a second mortgage, as collateral to secure the loan or line of credit. Collateral values on properties securing consumer loans are negatively impacted by many factors, including the physical condition of the collateral and property values, although losses on consumer loans are often more significantly impacted by the unemployment rate and other economic conditions.

Consumer loans were $884.2 million at December 31, 2011, an increase of $39.2 million, or 4.6%, from consumer loans of $845.0 million at December 31, 2010, with the increase due primarily to the Corporation’s consumer loan promotion program, which historically occurs during the spring, but in 2011 was extended into the fall to generate more lending opportunities. Consumer loans increased $82.5 million, or 11%, during 2010 from consumer loans of $762.5 million at December 31, 2009, with the increase due primarily to the acquisition of OAK. At December 31, 2011, approximately 45% of consumer loans were secured by the borrowers’ personal residences (primarily second mortgages), 23% by automobiles, 20% by recreational vehicles, 8% by marine vehicles and the remaining 4% was mostly unsecured. Consumer loans represented 23.1% of the Corporation’s loan portfolio at December 31, 2011, compared to 22.9% and 25.5% at December 31, 2010 and 2009, respectively.

Consumer loans generally have shorter terms than real estate residential loans, but generally involve more credit risk than real estate residential lending because of the type and nature of the collateral. The Corporation originates consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer lending collections are dependent on the borrowers’ continuing financial stability and are more likely to be affected by adverse personal situations. The unemployment rate in the State of Michigan was 9.3% at December 31, 2011, down from 11.1% at December 31, 2010, and 14.6% at December 31, 2009, although still higher than the national average of 8.5% at December 31, 2011. With an improvement in the unemployment rate, the Corporation experienced decreases in losses on consumer loans during 2011, as compared to 2010 and 2009. Net loan losses on consumer loans totaled 60 basis points of average consumer loans during 2011, compared to 116 basis points and 77 basis points of average consumer loans in 2010 and 2009, respectively. The credit risk on home equity loans and lines of credit has historically been low as property values of residential real estate had historically increased year over year. However, this credit risk has increased since the beginning of 2008 as property values have declined throughout the State of Michigan, thus increasing the risk of insufficient collateral on some home equity loans and lines of credit, and in some instances no collateral on home equity loans and lines of credit, as the majority of these loans are secured by a second mortgage on the borrowers’ residences. While Michigan’s economy has shown signs of improvement, an increase in property values in Michigan has yet to follow. The majority of the Corporation’s home equity lines of credit are comprised of loans with payments of interest only until their maturity. Home equity lines of credit have original maturities up to ten years. Home equity lines of credit comprised 21% and 22% of the Corporation’s consumer loans at December 31, 2011 and 2010, respectively.

ASSET QUALITY

Nonperforming Assets

Nonperforming assets include nonperforming loans, which consist of originated loans for which the accrual of interest has been discontinued (nonaccrual loans), originated loans that are past due as to principal or interest by 90 days or more and still accruing interest and originated loans that have been modified under troubled debt restructurings (TDRs) where a concession has been granted to the borrower due to a decline in credit quality of the loan and the borrower has not satisfied the Corporation’s payment policy (as described below) to be considered performing. Nonperforming assets also include assets obtained through foreclosures and repossessions, including foreclosed and repossessed assets acquired as a result of the OAK acquisition. The Corporation transfers an originated loan that is 90 days or more past due to nonaccrual status (except for real estate residential loans that are transferred at 120 days past due), unless it believes the loan is both well-secured and in the process of collection. TDRs continue to be reported as nonperforming loans until a six-month payment history of principal and interest payments is sustained in accordance with the terms of the loan modification, at which time the loan is no longer considered a nonperforming asset and the Corporation moves the loan to a performing TDR status.

Nonperforming assets were $131.8 million at December 31, 2011, compared to $175.2 million at December 31, 2010 and $153.3 million at December 31, 2009, and represented 2.5%, 3.3% and 3.6%, respectively, of total assets. The decrease in nonperforming assets in 2011 of $43.4 million, or approximately 25%, is a sign of improvement in the credit quality of the Corporation’s loan portfolio. The decrease in nonperforming assets during 2011 was also a sign of the improving economic climate in Michigan. However, the Corporation’s levels of nonperforming assets remained elevated, compared to historical levels, due to an unfavorable economic climate that has existed for more than four years in the State of Michigan, which resulted in cash flow difficulties being encountered by many business and consumer loan customers. The Corporation’s nonperforming assets are not concentrated in any one industry or any one geographical area within Michigan, other than $6.3 million in nonperforming land development loans. At December 31, 2011, there were three commercial loan relationships exceeding $2.5 million, totaling $12.1 million, that were in nonperforming status. Based on declines in both residential and commercial real estate appraised values due to the weakness in the Michigan economy over the past several years, management continues to evaluate and, when appropriate, obtain new appraisals or discount appraised values to compute estimated net realizable values of nonperforming real estate secured loans and other real estate properties. While the economic climate within Michigan has shown signs of improvement, it is management’s belief that nonperforming assets will remain at elevated levels.

Table 5 provides a five-year history of nonperforming assets, including the composition of nonperforming loans by major loan category.

TABLE 5. NONPERFORMING ASSETS

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonaccrual loans(1):
Commercial	$10,726	$16,668	$19,309	$16,324	$10,961
Real estate commercial	44,438	60,558	49,419	27,344	19,672
Real estate construction and land development	6,190	8,967	15,184	15,310	12,979
Real estate residential	12,573	12,083	15,508	12,175	8,516
Consumer installment and home equity	4,467	4,686	7,169	5,313	3,468

Total nonaccrual loans	78,394	102,962	106,589	76,466	55,596

Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	1,381	530	1,371	1,652	1,958
Real estate commercial	374	1,350	3,971	9,995	4,170
Real estate construction and land development	287	1,220	1,990	759	—
Real estate residential	752	3,253	3,614	3,369	1,470
Consumer installment and home equity	1,023	1,055	787	1,087	166

Total accruing loans contractually past due 90 days or more as to interest or principal payments	3,817	7,408	11,733	16,862	7,764

Nonperforming TDRs(2):
Commercial loan portfolio	14,675	15,057	—	—	—
Consumer loan portfolio	9,383	22,302	17,433	—	—

Total nonperforming TDRs	24,058	37,359	17,433	—	—

Total nonperforming loans	106,269	147,729	135,755	93,328	63,360
Other real estate and repossessed assets(3)	25,484	27,510	17,540	19,923	11,132

Total nonperforming assets	$131,753	$175,239	$153,295	$113,251	$74,492

Nonperforming loans as a percent of total loans	2.77%	4.01%	4.54%	3.13%	2.26%

Nonperforming assets as a percent of total assets	2.47%	3.34%	3.61%	2.92%	1.98%

(1)	There was no interest income recognized on nonaccrual loans in 2011 while they were in nonaccrual status. During 2011, the Corporation recognized $1.0 million of interest income on these loans while they were in an accruing status. Additional interest income of $6.0 million would have been recorded during 2011 on nonaccrual loans had they been current in accordance with their original terms.

(2)	Interest income of $2.3 million was recorded in 2011 on TDRs.

(3)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held for sale, including properties acquired as a result of the OAK transaction.

The following schedule summarizes changes in nonaccrual loans during 2011 and 2010:

	Years Ended December 31,
	2011	2010
	(In thousands)
Balance at beginning of period	$102,962	$106,589
Additions during period	65,451	85,882
Principal balances charged off	(26,751)	(35,845)
Transfers to other real estate/repossessed assets	(15,728)	(21,534)
Return to accrual status	(23,463)	(9,576)
Payments received	(24,077)	(22,554)

Balance at end of period	$78,394	$102,962

Nonperforming Loans

The following schedule provides the composition of nonperforming loans, by major loan category, as of December 31, 2011 and 2010.

	December 31,
	2011		2010
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	$15,684	15%	$22,511	15%
Real estate commercial	55,791	53	71,652	49
Real estate construction and land development	6,596	6	10,187	7

Subtotal — commercial loan portfolio	78,071	74	104,350	71

Consumer loan portfolio:
Real estate residential	22,708	21	37,638	25
Consumer installment and home equity	5,490	5	5,741	4

Subtotal — consumer loan portfolio	28,198	26	43,379	29

Total nonperforming loans	$106,269	100%	$147,729	100%

Total nonperforming loans were $106.3 million at December 31, 2011, a decrease of $41.4 million, or 28%, compared to $147.7 million at December 31, 2010. The Corporation’s nonperforming loans in the commercial loan portfolio were $78.1 million at December 31, 2011, a decrease of $26.3 million, or 25%, from $104.4 million at December 31, 2010. Nonperforming loans in the commercial loan portfolio comprised 74% of total nonperforming loans at December 31, 2011, compared to 71% at December 31, 2010. Likewise, as disclosed in Table 6, Analysis of Allowance for Loan Losses, the majority of the Corporation’s net loan charge-offs during 2011 and 2010 occurred within the commercial loan portfolio, with 66% and 55% of net loan charge-offs during 2011 and 2010, respectively, attributable to loans in the commercial loan portfolio. The Corporation’s nonperforming loans in the consumer loan portfolio were $28.2 million at December 31, 2011, a decrease of $15.2 million, or 35%, from $43.4 million at December 31, 2010.

Nonperforming Loans – Commercial Loan Portfolio

The following schedule presents data related to nonperforming loans in the commercial loan portfolio by dollar amount at December 31, 2011 and 2010.

	December 31,
	2011		2010
	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
$5,000,000 or more	1	$6,906	1	$7,227
$2,500,000 - $4,999,999	2	5,192	6	17,071
$1,000,000 - $2,499,999	14	23,516	18	29,246
$500,000 - $999,999	19	13,565	22	14,483
$250,000 - $499,999	39	13,738	50	18,188
Under $250,000	177	15,154	202	18,135

Total	252	$78,071	299	$104,350

Nonperforming commercial loans were $15.7 million at December 31, 2011, a decrease of $6.8 million, or 30%, from $22.5 million at December 31, 2010. The nonperforming commercial loans at December 31, 2011 were not concentrated in any single industry.

Nonperforming real estate commercial loans were $55.8 million at December 31, 2011, a decrease of $15.9 million, or 22%, from $71.7 million at December 31, 2010. Nonperforming real estate commercial loans secured by owner occupied real estate, non-owner occupied real estate and vacant land totaled $26.9 million, $21.6 million and $7.3 million, respectively, at

December 31, 2011, and comprised 5%, 8% and 34%, respectively, of total owner occupied real estate, non-owner occupied real estate and vacant land loans included in the Corporation’s originated real estate commercial loans at December 31, 2011. At December 31, 2011, the Corporation’s nonperforming real estate commercial loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation’s market areas. The largest concentration of the $55.8 million in nonperforming real estate commercial loans at December 31, 2011 was one customer relationship totaling $6.6 million that was secured by a combination of vacant land and non-owner occupied commercial real estate. This same customer relationship had another $0.3 million included in nonperforming real estate construction and land development loans and $0.4 million included in nonperforming real estate residential loans. At December 31, 2011, $9.2 million of the nonperforming real estate commercial loans were in various stages of foreclosure with 50 borrowers. Challenges remain in the Michigan economy despite some signs of improvement, thus creating a difficult business environment for many lines of business across the state.

Nonperforming real estate construction and land development loans were $6.6 million at December 31, 2011, a decrease of $3.6 million, or 35%, from $10.2 million at December 31, 2010. At December 31, 2011, $6.3 million, or 95%, of the nonperforming real estate construction and land development loans were land development loans secured primarily by residential real estate improved lots and housing units. The $6.3 million of nonperforming loans secured by land development projects represented 21% of total land development loans in the originated loan portfolio outstanding of $30.3 million at December 31, 2011. The economy in Michigan has adversely impacted housing demand throughout the state since 2008 and, accordingly, a significant percentage of the Corporation’s residential real estate development borrowers have experienced cash flow difficulties associated with a significant decline in sales of both lots and residential real estate.

Nonperforming Loans – Consumer Loan Portfolio

Nonperforming real estate residential loans were $22.7 million at December 31, 2011, a decrease of $14.9 million, or 40%, from $37.6 million at December 31, 2010. The decrease in nonperforming real estate residential loans during 2011 was attributable to the Corporation classifying $15.6 million of real estate residential TDRs as performing TDRs during 2011 due to the borrowers’ sustained repayment history. At December 31, 2011, a total of $8.0 million of nonperforming real estate residential loans were in various stages of foreclosure.

Nonperforming consumer installment and home equity loans were $5.5 million at December 31, 2011, a decrease of $0.2 million, or 4.4%, from $5.7 million at December 31, 2010.

Troubled Debt Restructurings (TDRs)

The unfavorable economic climate in Michigan has resulted in a large number of both business and consumer customers with cash flow difficulties and thus the inability to maintain their loan balances in a performing status. The Corporation determined that it was probable that certain customers who were past due on their loans, if provided a modification of their loan by reducing their monthly payment for a limited time period, would be able to bring their loan relationship to a performing status. The Corporation believed these modifications would potentially result in a lower level of loan losses and loan collection costs than if the Corporation currently proceeded through the foreclosure process with these borrowers. These modifications involve granting a concession to a borrower who is experiencing financial difficulty and, therefore, meet the criteria to be considered TDRs.

The Corporation’s loans reported as TDRs continue to accrue interest at the loan’s effective interest rate as the Corporation expects to collect the remaining principal balance of the loan. The Corporation recognizes interest income on TDRs at the loan’s original contractual rate at the time of modification. TDRs are reported as a nonperforming loan (nonperforming TDR) until a six-month payment history of principal and interest payments, in accordance with the loan modification, is sustained, at which time the Corporation moves the loans to a performing status (performing TDR). The Corporation’s loans reported as TDRs do not include modified loans that are already reported in a nonaccrual status. The Corporation’s nonaccrual loans at December 31, 2011 and 2010 included $41.8 million and $59.4 million, respectively, of these modified loans.

The following summarizes the Corporation’s TDRs at December 31, 2011:

	Performing Status	Nonperforming Status			Total
		Current	Past Due 31-90 Days	Sub- Total
	(In thousands)
Commercial loan portfolio	$4,765	$13,770	$905	$14,675	$19,440
Consumer loan portfolio	15,629	7,275	2,108	9,383	25,012

Total TDRs	$20,394	$21,045	$3,013	$24,058	$44,452

The Corporation’s TDRs in the commercial loan portfolio generally consist of allowing borrowers to temporarily defer scheduled principal payments and make interest only payments for a short period of time (generally six months to one year) at the stated interest rate of the original loan agreement or lower payments due to a modification of the loan’s contractual terms. The

Corporation does not expect to incur a loss on these loans based on its assessment of the borrowers’ expected cash flows, and accordingly, no additional provision for loan losses has been recognized related to these loans. These TDRs are individually evaluated for impairment and transferred to nonaccrual status if conditions change and it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the modified contractual terms of the loan. Once the borrowers under these TDRs have made at least six consecutive months of principal and interest payments under a formal modification agreement that follows the temporary deferral period, the loans are classified by the Corporation as performing TDRs. The outstanding balance of nonperforming TDRs in the commercial loan portfolio was $14.7 million at December 31, 2011, compared to $15.1 million at December 31, 2010. At December 31, 2011, the Corporation had $4.8 million of performing TDRs in the commercial loan portfolio due to the borrowers’ sustained repayment histories.

A rollforward of the Corporation’s TDRs in the commercial loan portfolio for the year ended December 31, 2011 follows:

	Performing	Nonperforming	Total
	(In thousands)
Balance at January 1, 2011	$—	$15,057	$15,057
Additions for modifications	—	10,975	10,975
Transfers to performing TDR status	4,953	(4,953)	—
Principal payments and pay-offs	(188)	(905)	(1,093)
Transfers to nonaccrual status	—	(5,499)	(5,499)

Balance at December 31, 2011	$4,765	$14,675	$19,440

The Corporation’s TDRs in the consumer loan portfolio generally consist of reducing a borrower’s monthly payments by decreasing the interest rate charged on the loan to 3%-5% for a specified period of time (generally 24 months). These loans are moved to nonaccrual status if the loan becomes 90 days past due as to principal or interest, or sooner if conditions warrant. Once the borrowers under these TDRs have made at least six consecutive months of principal and interest payments, they are classified as performing TDRs. The outstanding balance of nonperforming TDRs in the consumer loan portfolio was $9.4 million at December 31, 2011, compared to $22.3 million at December 31, 2010. At December 31, 2011, the Corporation had $15.6 million of performing TDRs in the consumer loan portfolio due to the borrowers’ sustained repayment histories. The Corporation recognized $0.4 million of additional provision for loan losses during 2011 related to impairment on its TDRs (as a result of the temporary reduction in the borrowers’ interest rates) at the time the loans were modified based on the present value of expected future cash flows discounted at the loan’s original effective interest rate.

The Corporation’s cumulative redefault rate as of December 31, 2011 on its TDRs, which represents the percentage of TDRs that transferred to nonaccrual status since the Corporation began such modifications in 2009, was 15% for TDRs in the commercial loan portfolio and 14% for TDRs in the consumer loan portfolio.

Other Real Estate and Repossessed Assets

Other real estate and repossessed assets are components of nonperforming assets that include other real estate (ORE), comprised of residential and commercial real estate and land development properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and repossessed assets, comprised of other personal and commercial assets. ORE totaled $24.9 million at December 31, 2011, a decrease of $2.1 million, or 7.7%, from $27.0 million at December 31, 2010. Repossessed assets totaled $0.6 million at December 31, 2011, compared to $0.5 million at December 31, 2010.

The following schedule provides the composition of ORE at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(In thousands)
Composition of ORE:
Vacant land	$7,565	$9,149
Commercial properties	9,565	8,604
Residential real estate properties	6,171	6,189
Residential land development properties	1,587	3,035

Total ORE	$24,888	$26,977

The following schedule summarizes ORE activity during 2011 and 2010:

	Years Ended December 31,
	2011	2010
	(In thousands)
Balance at beginning of year	$26,977	$17,247
Additions attributable to OAK acquisition	—	2,698
Other additions	16,870	23,302
Write-downs to fair value	(4,677)	(2,685)
Dispositions from sales	(13,644)	(13,161)
Other reductions	(638)	(424)

Balance at end of year	$24,888	$26,977

The historically large inventory of real estate properties for sale across the State of Michigan has resulted in an increase in the Corporation’s carrying time and cost of holding ORE. Consequently, the Corporation had $14.2 million in ORE properties at December 31, 2011 that had been held in excess of one year, of which $7.0 million were parcels of vacant land, $3.9 million were commercial properties, $1.9 million were residential real estate properties and $1.4 million were residential land development properties. Further, at December 31, 2011, the Corporation had $1.9 million in ORE properties that had been held in excess of three years. Since the redemption period on foreclosures is relatively long in Michigan (six months to one year) and the Corporation had $17.2 million of nonperforming loans that were in the process of foreclosure at December 31, 2011, it is anticipated that the level of the Corporation’s ORE will remain at elevated levels. The Corporation’s ORE is carried at the lower of cost or fair value less estimated cost to sell.

All of the Corporation’s ORE properties have been written down to fair value through a charge-off against the allowance for loan losses at the time the loan was transferred to ORE or through a subsequent write-down, recorded as an operating expense, to recognize a further market value decline of the property after the initial transfer date. In addition, ORE properties acquired in the acquisition of OAK were recorded at fair value at the date of acquisition. Accordingly, at December 31, 2011, the carrying value of ORE of $24.9 million was reflective of $39.8 million in charge-offs, write-downs or fair value adjustments, and represented 38% of the contractual loan balance remaining at the time the property was transferred to ORE.

During 2011, the Corporation sold 234 ORE properties for net proceeds of $15.9 million. On an average basis, the net proceeds from these sales represented 117% of the carrying value of the property at the time of sale, although the net proceeds represented 45% of the remaining loan balance at the time the Corporation received title to the properties.

Nonperforming assets at December 31, 2011 did not include acquired loans totaling $17.4 million that were not performing in accordance with the loan’s original contractual terms due to a market interest yield being recognized on these loans into interest income. The risk of credit loss on these loans was recognized as part of the fair value adjustment recorded at the acquisition date in accordance with the application of ASC 310-30. Acquired loans not performing in accordance with the loan’s original contractual terms are included in the Corporation’s impaired loan schedule in Note 4 to the consolidated financial statements.

Impaired Loans

A loan is considered impaired when management determines it is probable that all of the principal and interest due will not be collected according to the original contractual terms of the loan agreement. In most instances, impairment is measured based on the fair market value of the underlying collateral, as such impaired loans were deemed to be collateral dependent. Impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. A portion of the allowance for loan losses is specifically allocated to impaired loans. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from amounts estimated.

Impaired loans totaled $140.2 million at December 31, 2011, a decrease of $21.5 million, or 13%, compared to impaired loans of $161.7 million at December 31, 2010. A summary of impaired loans at December 31, 2011 and 2010 follows:

	December 31,
	2011	2010
	(In thousands)
Originated impaired loans:
Commercial loan portfolio:
Nonaccrual loans	$61,354	$86,193
Nonperforming TDRs	14,675	15,057
Performing TDRs	4,765	—

Subtotal	80,794	101,250

Consumer loan portfolio:
Nonaccrual loans	17,040	16,769
Nonperforming TDRs	9,383	22,302
Performing TDRs	15,629	—

Subtotal	42,052	39,071

Total originated impaired loans	122,846	140,321
Acquired loans not performing in accordance with original contractual terms	17,375	21,385

Total impaired loans	$140,221	$161,706

After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, it was determined that impaired loans of the commercial loan portfolio totaling $27.3 million at December 31, 2011 required a specific allocation of the allowance for loan losses (valuation allowance), compared to $44.9 million of impaired loans requiring a valuation allowance at December 31, 2010. The Corporation’s nonperforming and performing TDRs in the commercial loan portfolio at December 31, 2011 and 2010 did not require a valuation allowance as the Corporation expects to collect the full principal and interest owed on each of the loans.

The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance at December 31, 2011 and 2010 and partial loan charge-offs (confirmed losses) taken on these impaired loans:

	Amount	Valuation Allowance	Confirmed Losses	Cumulative Inherent Loss Percentage
	(In thousands)
December 31, 2011
Impaired loans-originated commercial loan portfolio:
With valuation allowance and no charge-offs	$12,658	$3,717	$—	29%
With valuation allowance and charge-offs	14,656	4,865	2,640	43
With charge-offs and no valuation allowance	25,407	—	19,015	43
Without valuation allowance or charge-offs	28,073	—	—	—

Total	80,794	$8,582	$21,655	30%

Impaired acquired loans	17,375

Total impaired loans to commercial borrowers	$98,169

December 31, 2010
Impaired loans-originated commercial loan portfolio:
With valuation allowance and no charge-offs	$33,055	$12,015	$—	36%
With valuation allowance and charge-offs	11,795	2,951	1,551	34
With charge-offs and no valuation allowance	20,033	—	18,277	48
Without valuation allowance or charge-offs	36,367	—	—	—

Total	101,250	$14,966	$19,828	29%

Impaired acquired loans	21,385

Total impaired loans to commercial borrowers	$122,635

The Corporation’s valuation allowance for impaired loans of the commercial loan portfolio was $8.6 million at December 31, 2011, a decrease of $6.4 million from $15.0 million at December 31, 2010. The decrease in the valuation allowance is primarily reflective of loan charge-offs of impaired loans during 2011. Confirmed losses represent partial loan charge-offs on impaired loans due primarily to the receipt of a recent third-party property appraisal indicating the value of the collateral securing the loan is below the loan balance and management believes full collection of the loan balance is not likely.

The Corporation generally does not recognize a valuation allowance for impaired loans in the consumer loan portfolio as these loans are comprised of smaller-balance homogeneous loans that are collectively evaluated for impairment. However, the Corporation had a valuation allowance attributable to TDRs in the consumer loan portfolio of $0.7 million at December 31, 2011, compared to $0.8 million at December 31, 2010, related to the reduction in the present value of expected future cash flows for these loans discounted at their original effective interest rate.

Impaired loans included acquired loans totaling $17.4 million and $21.4 million at December 31, 2011 and 2010, respectively, that were not performing in accordance with the original contractual terms of the loans. These individual loans did not require a valuation allowance at December 31, 2011 and 2010 as these loans were initially recorded at fair value, which included an estimate for credit losses, and are subsequently evaluated for further credit deterioration in loan pools. At December 31, 2011, $1.6 million of the allowance for loan losses was allocated to acquired loans due primarily to one of the pools experiencing a decline in expected cash flows during 2011. There were no material changes in expected cash flows for the remaining acquired loan pools.

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

The allowance of the acquired loan portfolio was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair value at the date of acquisition, with the estimated fair value including a component for expected credit losses. Acquired loans are subsequently evaluated for further credit deterioration in loan pools, which consist of loans with similar credit risk characteristics. If an acquired loan pool experiences a decrease in expected cash flows as compared to those expected at the acquisition date, a portion of the allowance is allocated to acquired loans. At December 31, 2011, $1.6 million of the allowance was allocated to acquired loans due primarily to one of the acquired loan pools experiencing a decline in expected cash flows during 2011. There were no material changes in expected cash flows for the remaining acquired loan pools.

Economic conditions in the Corporation’s markets, all within Michigan, were generally less favorable than those nationwide during 2011. The economy in Michigan showed signs of improvement in 2011, although economic challenges remain and are expected to continue in 2012. Accordingly, management believes net loan losses, delinquencies and nonperforming loans will remain at elevated levels.

A summary of the activity in the allowance for loan losses for the five years ended December 31, 2011 is included in Table 6.

TABLE 6. ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of year	$89,530	$80,841	$57,056	$39,422	$34,098
Provision for loan losses	26,000	45,600	59,000	49,200	11,500
Loan charge-offs:
Commercial	(6,950)	(8,430)	(12,001)	(16,787)	(1,622)
Real estate commercial	(13,132)	(10,811)	(9,231)	(6,995)	(1,675)
Real estate construction and land development	(489)	(2,539)	(6,969)	(2,963)	(1,272)
Real estate residential	(4,971)	(8,041)	(3,694)	(2,458)	(484)
Consumer installment and home equity	(6,566)	(10,665)	(6,791)	(4,739)	(1,935)

Total loan charge-offs	(32,108)	(40,486)	(38,686)	(33,942)	(6,988)

Recoveries of loans previously charged off:
Commercial	1,676	921	904	1,473	249
Real estate commercial	856	426	495	131	21
Real estate construction and land development	45	20	307	29	30
Real estate residential	849	543	614	160	18
Consumer installment and home equity	1,485	1,665	1,151	583	494

Total loan recoveries	4,911	3,575	3,471	2,376	812

Net loan charge-offs	(27,197)	(36,911)	(35,215)	(31,566)	(6,176)

Allowance for loan losses at end of year	$88,333	$89,530	$80,841	$57,056	$39,422

Allowance for loan losses-originated	$86,733	$89,530
Allowance for loan losses-acquired	1,600	—

Allowance for loan losses-total	$88,333	$89,530

Net loan charge-offs during the year as a percentage of average loans outstanding during the year	0.73%	1.07%	1.18%	1.10%	0.22%

Allowance for loan losses-originated as a percentage of:
Total originated loans	2.60%	2.86%	2.70%	1.91%	1.41%

Nonperforming loans	82%	61%	60%	61%	62%

The following schedule summarizes the allowance for originated loans as a percentage of nonperforming loans at December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Allowance for loan losses (allowance)-originated loans	$86,733	$89,530	$80,841
Nonperforming loans	106,269	147,729	135,755
Allowance-originated loans as a percent of nonperforming loans	82%	61%	60%
Allowance-originated loans as a percent of nonperforming loans, net of impaired originated loans for which the expected loss has been charged-off	107%	70%	70%

The allocation of the allowance for loan losses in Table 7 is based upon ranges of estimates and is not intended to imply either limitations on the usage of the allowance or exactness of the specific amounts. The entire allowance is available to absorb future loan losses without regard to the categories in which the loan losses are classified. The allocation of the allowance is based upon a combination of factors, including historical loss factors, credit-risk grading, past-due experiences, and other factors, as discussed above.

TABLE 7. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
	2011		2010		2009		2008		2007
Loan Type	Allowance Amount	Percent of Originated Loans in Each Category to Total Loans	Allowance Amount	Percent of Originated Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in millions)
Originated loans:
Commercial	$20.7	23%	$22.2	22%	$19.1	20%	$12.3	20%	$9.7	19%
Real estate commercial	30.0	24	32.6	25	23.9	26	20.3	26	12.8	27
Real estate construction and land development	3.7	3	4.6	3	5.7	4	3.8	4	3.0	5
Real estate residential	13.0	25	10.8	25	13.1	25	8.0	28	5.5	30
Consumer installment and home equity	15.8	25	16.6	25	17.3	25	10.9	22	6.6	19
Unallocated	3.5	—	2.7	—	1.7	—	1.8	—	1.8	—

Subtotal — originated loans	86.7	100%	89.5	100%	$80.8	100%	$57.1	100%	$39.4	100%

Acquired loans	1.6		—

Total	$88.3		$89.5

DEPOSITS

Total deposits at December 31, 2011 were $4.37 billion, an increase of $35 million, or 0.8%, from total deposits at December 31, 2010 of $4.33 billion. Customer deposits increased $104 million during 2011, although this growth was partially offset by the Corporation paying off $69 million of maturing brokered deposits that were acquired in the OAK acquisition. At December 31, 2011, the Corporation had $95 million in remaining brokered deposits that were acquired in the OAK acquisition. The Corporation intends to use its liquidity to pay off brokered deposits as they mature, with $52 million maturing in 2012, $35 million maturing in 2013 and the remainder thereafter. Total deposits increased $914 million, or 27%, during 2010, with the increase attributable to the OAK acquisition and an increase in other customer deposits of $285 million.

The Corporation’s average deposit balances and average rates paid on deposits for the past three years are included in Table 9 located in the “Net Interest Income” section of this report. Average total deposits in 2011 were $4.35 billion, an increase of $333 million, or 8.3%, over average deposits in 2010. Average total deposits in 2010 were $4.02 billion, an increase of $822 million, or 26%, over average deposits in 2009. The increases in average deposits in both 2011 and 2010 were primarily attributable to the OAK acquisition, which occurred on April 30, 2010. There was no significant change in the mix of average deposits during 2011 or 2010, except in the category of noninterest-bearing deposits which, as a percentage of average total deposits, increased to 19.0% in 2011 from 16.6% in 2010.

It is the Corporation’s strategy to develop customer relationships that will drive core deposit growth and stability. The Corporation’s competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation’s markets during 2011 and 2010, the Corporation’s increased efforts to expand its deposit relationships with existing customers, the Corporation’s financial strength and a general trend in customers holding more liquid assets, resulted in the Corporation experiencing increases in customer deposits during the past two years. Total deposits increased $104 million and $285 million, excluding brokered and other deposits acquired in the OAK acquisition, during 2011 and 2010, respectively, while during the same time frame, the Corporation experienced a decrease in the average cost of its deposits.

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

In response to the competition for other investment products, Chemical Bank, through its Chemical Financial Advisors program, offers a wide array of mutual funds, annuity products and marketable securities through an alliance with an independent, registered broker/dealer. During 2011 and 2010, customers purchased $104 million and $89 million, respectively, of annuity products, mutual fund and other investments through the Chemical Financial Advisors program.

At December 31, 2011, the Corporation’s time deposits, which consist of certificates of deposit, totaled $1.51 billion. Of the Corporation’s total time deposits of $1.51 billion at December 31, 2011, $939 million have stated maturities in 2012, although the Corporation expects the majority of these to be renewed by customers. The following schedule summarizes the quarterly maturities in 2012 of the Corporation’s time deposits:

	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Maturity schedule:
January 1 — March 31, 2012	$393,121	0.88%
April 1 — June 30, 2012	197,298	1.31
July 1 — September 30, 2012	176,691	1.42
October 1 — December 31, 2012	171,645	1.35

Total 2012 maturities	$938,755	1.16%

Table 8 presents the maturity distribution of time deposits of $100,000 or more at December 31, 2011. Time deposits of $100,000 or more totaled $531 million and represented 12% of total deposits at December 31, 2011.

TABLE 8. MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE

	December 31, 2011
	Amount	Percent
	(Dollars in thousands)
Maturity:
Within 3 months	$162,195	30%
After 3 but within 6 months	63,002	12
After 6 but within 12 months	120,083	23
After 12 months	185,763	35

Total	$531,043	100%

BORROWED FUNDS

Borrowed funds include short-term borrowings and FHLB advances. Short-term borrowings were $303.8 million, $242.7 million and $240.6 million at December 31, 2011, 2010 and 2009, respectively, and were comprised solely of securities sold under agreements to repurchase. Short-term borrowings, which are highly interest rate sensitive, increased $61.1 million, or 25%, during 2011 primarily due to additional funds deposited by the Corporation’s business customers. Securities sold under agreements to repurchase represent funds deposited by customers, generally on an overnight basis, that are collateralized by investment securities owned by Chemical Bank, as these deposits are not covered by FDIC insurance. These funds have been a stable source of liquidity for Chemical Bank, much like its core deposit base. As part of the Corporation’s focus on relationship banking, it generally accepts these deposits from customers that have an established banking relationship with Chemical Bank. A summary of short-term borrowings for 2011, 2010 and 2009 is included in Note 10 to the consolidated financial statements.

FHLB advances are borrowings from the Federal Home Loan Bank of Indianapolis that are secured under a blanket security agreement of real estate residential first lien loans with an aggregate book value equal to at least 155% of the advances and FHLB capital stock owned by Chemical Bank. FHLB advances outstanding totaled $43.1 million at December 31, 2011 and $74.1 million at December 31, 2010. FHLB advances are borrowings that are generally used to fund loans and a portion of the investment securities portfolio. The Corporation acquired $36 million of FHLB advances in conjunction with the OAK acquisition, of which $18 million were outstanding at December 31, 2011. At December 31, 2011, FHLB advances that will mature in 2012 totaled $8.8 million. A summary of FHLB advances outstanding at December 31, 2011 and 2010 is included in Note 11 to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND CREDIT-RELATED COMMITMENTS

The Corporation has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following schedule summarizes the Corporation’s noncancelable contractual obligations and future required minimum payments at December 31, 2011. Refer to Notes 9, 10, 11 and 20 to the consolidated financial statements for a further discussion of these contractual obligations.

Contractual Obligations

	December 31, 2011
	Minimum Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Deposits with no stated maturity*	$2,851,883	$—	$—	$—	$2,851,883
Time deposits with a stated maturity*	938,755	407,489	167,263	1,467	1,514,974
Short-term borrowings*	303,786	—	—	—	303,786
FHLB advances*	8,767	33,759	531	—	43,057
Commitment to fund a low income housing partnership	1,566	868	50	75	2,559
Commitment to fund a private equity capital investment	800	—	—	—	800
Operating leases and noncancelable contracts	9,350	7,325	2,806	1,361	20,842

Total contractual obligations	$4,114,907	$449,441	$170,650	$2,903	$4,737,901

*	Deposits and borrowings exclude accrued interest.

Credit-Related Commitments

The Corporation also has credit-related commitments that may impact liquidity. The following schedule summarizes the Corporation’s credit-related commitments and expiration dates by period at December 31, 2011. Because many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation. Refer to Note 20 to the consolidated financial statements for a further discussion of these obligations.

	December 31, 2011
	Expiration Dates by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit	$454,136	$96,456	$63,540	$63,011	$677,143
Loan commitments	144,782	—	—	—	144,782
Standby letters of credit	28,108	13,469	3,840	225	45,642

Total credit-related commitments	$627,026	$109,925	$67,380	$63,236	$867,567

CASH DIVIDENDS

The Corporation’s annual cash dividends paid per common share over the past five years were as follows:

	2011	2010	2009	2008	2007
Annual Cash Dividend (per common share)	$0.80	$0.80	$1.18	$1.18	$1.14

The Corporation has paid regular cash dividends every quarter since it began operating as a bank holding company in 1973. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to shareholders. Over the long-term, cash dividends to shareholders are dependent upon earnings, capital requirements, legal and regulatory restraints and other factors affecting Chemical Bank. Refer to Note 21 to the consolidated financial statements for a further discussion of factors affecting cash dividends.

CAPITAL

Capital supports current operations and provides the foundation for future growth and expansion. Total shareholders’ equity was $571.7 million at December 31, 2011, an increase of $11.6 million, or 2.1%, from total shareholders’ equity of $560.1 million at December 31, 2010. The increase in shareholders’ equity during 2011 was attributable to the Corporation’s net income exceeding cash dividends paid to shareholders by $21.1 million, which was partially offset by an $11.2 million increase in accumulated other comprehensive losses. The $11.2 million increase in accumulated other comprehensive losses was primarily attributable to an increase in the projected benefit obligation of the Corporation’s defined benefit pension plan resulting from a decline in the discount rate used to value the projected benefit obligation. Book value per common share at December 31, 2011 and 2010 was $20.82 and $20.41, respectively.

Shareholders’ equity increased $85.8 million in 2010, with the increase primarily attributable to the issuance of approximately 3.5 million shares of common stock related to the OAK acquisition on April 30, 2010, which increased shareholders’ equity by $83.7 million.

The ratio of shareholders’ equity to total assets was 10.7% at both December 31, 2011 and 2010, compared to 11.2% at December 31, 2009. The Corporation’s tangible equity, which is defined as total shareholders’ equity less goodwill and other acquired intangible assets, totaled $454.2 million, $440.4 million and $405.1 million at December 31, 2011, 2010 and 2009, respectively. The Corporation’s tangible equity to assets ratio was 8.7%, 8.6% and 9.7% at December 31, 2011, 2010 and 2009, respectively.

Under the regulatory “risk-based” capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Corporation’s and Chemical Bank’s various asset categories. These guidelines assign risk weights to on- and off-balance sheet items in arriving at total risk-weighted assets. Regulatory capital is divided by the computed total of risk-weighted assets to arrive at the risk-based capital ratios. Risk-weighted assets totaled $3.88 billion at December 31, 2011 for both the Corporation and Chemical Bank.

The Corporation and Chemical Bank continue to maintain a strong capital position, which significantly exceeded the minimum levels prescribed by the Federal Reserve at December 31, 2011, as shown in the following schedule:

	December 31, 2011
	Leverage Ratio	Risk-Based Capital Ratios
		Tier 1	Total
Actual Capital Ratios:
Chemical Financial Corporation	9.0%	12.1%	13.3%
Chemical Bank	8.9	11.9	13.2
Minimum required for capital adequacy purposes	4.0	4.0	8.0
Minimum required for “well-capitalized” capital adequacy purposes	5.0	6.0	10.0

As of December 31, 2011, Chemical Bank’s capital ratios exceeded the minimum required to be categorized as well-capitalized, as defined by applicable regulatory requirements. See Note 21 to the consolidated financial statements for more information regarding the Corporation’s and Chemical Bank’s regulatory capital ratios.

From time to time, the board of directors of the Corporation approves common stock repurchase programs allowing the repurchase of shares of the Corporation’s common stock in the open market. The repurchased shares are available for later reissuance in connection with potential future stock dividends, the Corporation’s dividend reinvestment plan, employee benefit plans and other general corporate purposes. Under these programs, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including the projected parent company cash flow requirements and the Corporation’s share price.

In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation’s common stock under a stock repurchase program. In November 2011, the board of directors of the Corporation reaffirmed the stock buy-back authorization with the qualification that the shares may only be repurchased if the share price is below the tangible book value per share of the Corporation’s common stock at the time of the repurchase. Since the January 2008 authorization, no shares have been repurchased. At December 31, 2011, there were 500,000 remaining shares available for repurchase under the Corporation’s stock repurchase programs.

On April 18, 2011, the shareholders of the Corporation approved an amendment to the restated articles of incorporation to increase the number of authorized shares of common stock from 30,000,000 to 45,000,000.

NET INTEREST INCOME

Net interest income is the difference between interest income on earning assets, such as loans, investment and non-marketable equity securities and other interest-bearing deposits with unaffiliated banks and others, and interest expense on liabilities, such as deposits and borrowings. Net interest income is the Corporation’s largest source of net revenue (net interest income plus noninterest income), representing 81% of net revenue during 2011, compared to 80% in 2010 and 78% in 2009. Net interest income, on a fully taxable equivalent (FTE) basis, is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt commercial loans and investment securities. Net interest margin is calculated by dividing net interest income (FTE) by average interest-earning assets. Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Because noninterest-bearing sources of funds, or free funds (principally demand deposits and shareholders’ equity), also support earning assets, the net interest margin exceeds the net interest spread.

Net interest income (FTE) in 2011, 2010 and 2009 was $189.0 million, $175.5 million and $150.3 million, respectively. The presentation of net interest income on a FTE basis is not in accordance with GAAP, but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine tax equivalent net interest income were $5.13 million, $4.35 million and $2.90 million for 2011, 2010 and 2009, respectively. These adjustments were computed using a 35% federal income tax rate.

Changes in the Corporation’s net interest income are influenced by a variety of factors, including changes in the level and mix of interest-earning assets and interest-bearing liabilities, current and prior years’ interest rate changes, the level and direction of interest rates, the difference between short-term and long-term interest rates (the steepness of the yield curve) and the general strength of the economies in the Corporation’s markets. Risk management plays an important role in the Corporation’s level of net interest income. The ineffective management of credit risk, and more significantly interest rate risk, can adversely impact the Corporation’s net interest income. Management monitors the Corporation’s consolidated statement of financial position to reduce the potential adverse impact on net interest income caused by significant changes in interest rates. The Corporation’s policies in this regard are further discussed in the section captioned “Market Risk” in Item 7A of this report.

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 3.25% at the end of 2008 and remained at this historically low rate through December 31, 2011. The prime interest rate has historically been 300 basis points higher than the federal funds rate. The Federal Reserve’s Open Market Committee (FOMC) has indicated that it will potentially keep the federal funds rate between zero and 0.25% through the end of 2014, and therefore, the prime interest rate is expected to remain at or near its current historical low level of 3.25% during 2012. The majority of the Corporation’s variable interest rate loans in the commercial loan portfolio are tied to the prime rate.

The Corporation’s balance sheet has historically been liability sensitive, meaning that its deposits generally reprice more quickly than its loans and investments. The nature of the Corporation’s lending activities has been to originate primarily fixed interest rate loans or loans with interest rates fixed for a period of time (generally five years). Therefore, the Corporation’s net interest margin is generally likely to increase in periods of declining interest rates and decrease in periods of rising interest rates. During 2009, in an effort to make the Corporation’s net interest income potentially less adversely impacted by rising interest rates, the Corporation began investing in more variable interest rate investment securities. Variable rate investment securities comprised 28% of total investment securities at December 31, 2008, which was indicative of the Corporation’s then historical level of variable rate investment securities. Variable rate investment securities at December 31, 2011 were $308 million, or 36% of total investment securities, compared to $325 million, or 44% of total investment securities, at December 31, 2010 and $297 million, or 41% of total investment securities, at December 31, 2009. The decrease in the percentage composition of variable rate investment securities at December 31, 2011, as compared to December 31, 2010 and 2009, was primarily due to the Corporation re-investing maturing investment securities into fixed rate CMOs during 2011 due to the relative short-term duration and higher yield for these CMOs compared to other investment options. At December 31, 2011, 29% of the Corporation’s loans were at variable interest rates, compared to 28% and 20% at December 31, 2010 and 2009, respectively. At December 31, 2011, approximately two-thirds of the Corporation’s variable interest rate loans were at an interest rate floor and are expected to remain at their floor until they mature or market interest rates rise more than 75 basis points. The Corporation’s net interest income has been favorably impacted by the high percentage of variable interest rate loans that have not declined below their interest rate floor, in addition to the significant percentage of the Corporation’s loan portfolio that are fixed interest rate loans.

The Corporation is primarily funded by core deposits, which is a lower-cost funding base than wholesale funding and historically has had a positive impact on the Corporation’s net interest income and net interest margin. Based on the current historically low level of market interest rates and the Corporation’s current low levels of interest rates on its core deposit transaction accounts, further market interest rate reductions would not result in a significant decrease in interest expense.

Net interest income (FTE) of $189.0 million in 2011 was $13.5 million, or 7.7%, higher than net interest income (FTE) of $175.5 million in 2010. The increase in net interest income (FTE) in 2011, compared to 2010, was primarily attributable to the acquisition of OAK in 2010, combined with a decrease in the cost of interest-bearing liabilities attributable to declines in market interest rates and the repricing of matured certificates of deposit. The positive impact on net interest income in 2011, compared to 2010, was also attributable to an increase in average loans in 2011, excluding the impact of loans acquired in the acquisition of OAK, that was partially offset by a decline in the average yield of the loan portfolio. The net interest margin was 3.80% in both 2011 and 2010. The average yield on interest-earning assets decreased 22 basis points to 4.43% in 2011 from 4.65% in 2010. The average cost of interest-bearing liabilities decreased 26 basis points to 0.81% in 2011 from 1.07% in 2010. The decreases in the yield on interest-earning assets and the cost of interest-bearing liabilities were primarily attributable to the repricing of loans and deposits at lower interest rates as they matured and were renewed in the continued low interest rate environment.

Net interest income (FTE) of $175.5 million in 2010 was $25.2 million, or 16.7%, higher than net interest income (FTE) of $150.3 million in 2009. The increase in net interest income (FTE) in 2010, compared to 2009, was primarily attributable to the acquisition of OAK in 2010. The net interest margin was 3.80% in 2010, compared to 3.91% in 2009. The average yield on interest-earning assets decreased 44 basis points to 4.65% in 2010 from 5.09% in 2009, with the decrease primarily attributable to the Corporation maintaining its liquidity at the Federal Reserve Bank of Chicago (FRB) earning 25 basis points, rather than investing in investment securities. The decrease in the average yield on interest-earning assets during 2010 was also partially attributable to a reduction in the yield on taxable investment securities during the year. The average cost of interest-bearing liabilities decreased 44 basis points to 1.07% in 2010 from 1.51% in 2009, with the decrease primarily attributable to the lag effect of declines in the average cost of certificates of deposit as they mature, in addition to the Corporation paying off maturing higher-rate FHLB advances during 2010.

Table 9 presents, for 2011, 2010 and 2009, the average daily balances of the Corporation’s major categories of assets and liabilities, interest income and expense on a FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin.

TABLE 9. AVERAGE BALANCES, TAX EQUIVALENT INTEREST AND EFFECTIVE YIELDS AND RATES* (Dollars in thousands)

	Years Ended December 31,
	2011			2010			2009
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
ASSETS
Interest-Earning Assets:
Loans**	$3,741,850	$199,982	5.34%	$3,449,562	$194,035	5.62%	$2,997,277	$173,456	5.79%
Taxable investment securities	607,921	9,423	1.55	618,847	11,363	1.84	532,844	15,385	2.89
Tax-exempt investment securities	171,971	8,907	5.18	139,377	7,563	5.43	93,350	5,425	5.81
Other assets	26,252	965	3.68	25,463	766	3.01	22,128	821	3.71
Interest-bearing deposits with unaffiliated banks and others	423,710	1,097	0.26	384,763	1,055	0.27	201,407	541	0.27

Total interest-earning assets	4,971,704	220,374	4.43%	4,618,012	214,782	4.65%	3,847,006	195,628	5.09%
Less: Allowance for loan losses	91,720			88,757			70,028
Other Assets:
Cash and cash due from banks	113,919			111,388			91,829
Premises and equipment	65,344			63,329			53,054
Interest receivable and other assets	244,851			209,338			144,368

Total Assets	$5,304,098			$4,913,310			$4,066,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$820,996	$1,366	0.17%	$780,889	$1,792	0.23%	$559,026	$2,538	0.45%
Savings deposits	1,141,977	2,342	0.21	1,085,793	4,244	0.39	925,588	6,230	0.67
Time deposits	1,560,405	25,585	1.64	1,481,722	29,859	2.02	1,169,201	30,732	2.63
Short-term borrowings	287,176	524	0.18	249,731	650	0.26	232,185	906	0.39
FHLB advances	64,257	1,572	2.45	87,051	2,765	3.18	116,050	4,881	4.21

Total interest-bearing liabilities	3,874,811	31,389	0.81	3,685,186	39,310	1.07	3,002,050	45,287	1.51
Noninterest-bearing deposits	826,495			668,826			541,596

Total deposits and borrowed funds	4,701,306			4,354,012			3,543,646
Interest payable and other liabilities	33,271			28,479			39,549
Shareholders’ equity	569,521			530,819			483,034

Total Liabilities and Shareholders’ Equity	$5,304,098			$4,913,310			$4,066,229

Net Interest Spread (Average yield earned minus average rate paid)			3.62%			3.58%			3.58%

Net Interest Income (FTE)		$188,985			$175,472			$150,341

Net Interest Margin (Net interest income (FTE)/total average interest-earning assets)			3.80%			3.80%			3.91%

*	Taxable equivalent basis using a federal income tax rate of 35%.

**	Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

Table 10 allocates the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities and changes in average interest rates earned and paid.

TABLE 10. VOLUME AND RATE VARIANCE ANALYSIS* (In thousands)

	2011 Compared to 2010			2010 Compared to 2009
	Increase (Decrease) Due to Changes in		Combined Increase (Decrease)	Increase (Decrease) Due to Changes in		Combined Increase (Decrease)
	Average Volume**	Average Yield/Rate**		Average Volume**	Average Yield/Rate**
Changes in Interest Income on Interest-Earning Assets:
Loans	$15,834	$(9,887)	$5,947	$25,386	$(4,807)	$20,579
Taxable investment/other assets	(171)	(1,570)	(1,741)	2,327	(6,404)	(4,077)
Tax-exempt investment securities	1,714	(370)	1,344	2,526	(388)	2,138
Interest-bearing deposits with unaffiliated banks and others	91	(49)	42	506	8	514

Total change in interest income on interest-earning assets	17,468	(11,876)	5,592	30,745	(11,591)	19,154

Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	37	(463)	(426)	799	(1,545)	(746)
Savings deposits	83	(1,985)	(1,902)	783	(2,769)	(1,986)
Time deposits	1,617	(5,891)	(4,274)	7,148	(8,021)	(873)
Short-term borrowings	87	(213)	(126)	64	(320)	(256)
FHLB advances	(634)	(559)	(1,193)	(1,067)	(1,049)	(2,116)

Total change in interest expense on interest-bearing liabilities	1,190	(9,111)	(7,921)	7,727	(13,704)	(5,977)

Total Change in Net Interest Income (FTE)	$16,278	$(2,765)	$13,513	$23,018	$2,113	$25,131

*	Taxable equivalent basis using a federal income tax rate of 35%.

**	The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate change in proportion to the relationship of the absolute dollar amount of the change in each.

PROVISION FOR LOAN LOSSES

The provision for loan losses (provision) is determined by management as the increase to the allowance to provide for probable losses inherent in the originated loan portfolio and for impairment in pools of acquired loans that results from the Corporation experiencing a decrease in the cash flows of acquired loans, as compared to the expected cash flows of the acquired loans that were estimated at the acquisition date.

The provision was $26.0 million in 2011, compared to $45.6 million in 2010 and $59.0 million in 2009. The provision in 2011 included $1.6 million related to the acquired loan portfolio that was primarily attributable to one acquired loan pool experiencing a decline in expected cash flows. There have been no material changes in expected cash flows for the remaining acquired loan pools since the date of acquisition.

The Corporation experienced net loan charge-offs of originated loans of $27.2 million in 2011, compared to $36.9 million in 2010 and $35.2 million in 2009. Net loan charge-offs as a percentage of average loans were 0.73% in 2011, compared to 1.07% in 2010 and 1.18% in 2009. Net loan charge-offs of loans in the commercial loan portfolio totaled $18.0 million in 2011, compared to $20.4 million in 2010 and $26.5 million in 2009 and represented 66% of total net loan charge-offs during 2011, compared to 55% in 2010 and 75% in 2009. The commercial loan portfolio’s net loan charge-offs in 2011 were not concentrated in any one industry or borrower. Net loan charge-offs of loans in the consumer loan portfolio totaled $9.2 million in 2011, compared to $16.5 million in 2010 and $8.7 million in 2009.

The Corporation’s provision of $26.0 million in 2011 was $19.6 million lower than the provision in 2010 of $45.6 million. The significant reduction in the provision in 2011, compared to 2010, was reflective of an improvement in credit quality of the loan portfolio that included significant decreases in loan charge-offs and nonperforming loans and no significant adverse changes in risk grade categories of the commercial loan portfolio. It is management’s belief that the overall credit quality of the Corporation’s loan portfolio was positively impacted by an improvement in the economic environment in the State of Michigan, with the state unemployment rate declining to 9.3% at December 31, 2011 from 11.1% at December 31, 2010, even though it remained higher than the national average unemployment rate of 8.5% at December 31, 2011.

NONINTEREST INCOME

Noninterest income totaled $44.4 million in 2011, $42.5 million in 2010 and $41.1 million in 2009. Noninterest income as a percentage of net revenue (net interest income plus noninterest income) was 19% in 2011, 20% in 2010 and 22% in 2009. Noninterest income as a percentage of total average assets was 0.84% in 2011, 0.86% in 2010 and 1.01% in 2009. The following schedule includes the major components of noninterest income during the past three years:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Service charges on deposit accounts	$18,452	$18,562	$19,116
Wealth management revenue	11,104	10,106	9,273
Electronic banking fees	6,156	5,389	4,023
Mortgage banking revenue	3,881	3,925	4,412
Other fees for customer services	2,932	2,837	2,454
Insurance commissions	1,413	1,373	1,259
Other	462	280	582

Total	$44,400	$42,472	$41,119

Noninterest income of $44.4 million in 2011 increased $1.9 million, or 4.5%, compared to $42.5 million in 2010, with the increase primarily attributable to higher wealth management revenue and electronic banking fees. Noninterest income increased $1.4 million, or 3.3%, in 2010 from $41.1 million in 2009, with the increase primarily attributable to increases in wealth management revenue and electronic banking fees that were partially offset by decreases in service charges on deposit accounts and mortgage banking revenue.

Service charges on deposit accounts, which includes overdraft/non-sufficient funds fees, checking account fees and other deposit account charges, were $18.5 million in 2011, $18.6 million in 2010 and $19.1 million in 2009. Service charges on deposit accounts in 2011 approximated 2010, although were down $0.7 million, or 3.5%, compared to 2009. The declines in 2011 and 2010, as compared to 2009, were primarily attributable to new federal banking regulations that took effect on August 15, 2010, which require customers to provide authorization (opt in) to Chemical Bank to pay overdrafts on ATM and debit card transactions, that was partially offset by increased service charges attributable to the acquisition of OAK. Overdraft/non-sufficient funds fees were $14.9 million in 2011, $15.0 million in 2010 and $15.7 million in 2009.

Wealth management revenue was $11.1 million in 2011, $10.1 million in 2010 and $9.3 million in 2009. Wealth management revenue is comprised of investment and other custodial account fees that are generally based on the market value of assets within a trust account and also fees from sales of investment products. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.

The increases in wealth management revenue of $1.0 million, or 9.9%, in 2011, compared to 2010, and $0.8 million, or 9.0%, in 2010, compared to 2009, resulted primarily from improving equity market performance, and growth in new assets, both of which led to increased assets under management. Wealth management revenue includes fees from sales of investment products offered through the Chemical Financial Advisors program. Fees from this program totaled $2.8 million in 2011, compared to $2.3 million in both 2010 and 2009.

At December 31, 2011, the estimated fair value of trust assets under administration was $1.95 billion (including discretionary assets of $1.08 billion and nondiscretionary assets of $867 million), compared to $2.02 billion at December 31, 2010 (including discretionary assets of $1.13 billion and nondiscretionary assets of $891 million), and $1.91 billion at December 31, 2009 (including discretionary assets of $1.02 billion and nondiscretionary assets of $886 million).

Electronic banking fees, which represent income earned by the Corporation from foreign ATM transactions and debit card activity, were $6.2 million in 2011, $5.4 million in 2010 and $4.0 million in 2009. Electronic banking fees increased $0.8 million, or 14%, in 2011, compared to 2010, and $1.4 million, or 34%, in 2010, compared to 2009, due primarily to increased customer debit card activity.

Mortgage banking revenue (MBR) includes revenue from originating, selling and servicing real estate residential loans for the secondary market. MBR was $3.9 million in both 2011 and 2010 and $4.4 million in 2009. Higher loan servicing fees in 2011 compared to 2010 resulting from more loans being serviced, in part due to the acquisition of OAK, and an increase in the average net gain per loan sold in 2011, compared to 2010, was offset by a decrease in the volume of loans sold in the secondary market in 2011 compared to 2010. MBR decreased $0.5 million, or 11%, in 2010, compared to 2009, with the decrease attributable to a decrease in the volume of loans sold in the secondary market in 2010, compared to 2009, that was partially offset by an increase in the average net gain per loan sold. The Corporation sold $219 million of real estate residential loans in the secondary market during 2011, compared to $275 million and $361 million during 2010 and 2009, respectively. At December 31, 2011, the Corporation was servicing $903 million of real estate residential loans that had been originated by the Corporation in its market areas and subsequently sold in the secondary market, up from $892 million at December 31, 2010 and $755 million at December 31, 2009. The increase in the Corporation’s servicing portfolio in 2010 was primarily due to the acquisition of OAK.

The Corporation sells loans in the secondary market on both a servicing retained and servicing released basis. The sale of real estate residential loans in the secondary market includes the Corporation entering into residential mortgage loan sale agreements with buyers in the normal course of business. The agreements contain provisions that include various representations and warranties regarding the origination, characteristics and underwriting of the mortgage loans. The recourse of the buyer may result in either indemnification of the loss incurred by the buyer or a requirement for the Corporation to repurchase the loan which the buyer believes does not comply with the representations included in the loan sale agreement. Repurchase demands and loss indemnifications received by the Corporation are reviewed by a senior officer on an individual loan by loan basis to validate the claim made by the buyer. During 2011, the Corporation was required to repurchase five residential mortgage loans totaling $0.6 million that were previously sold in the secondary market. The Corporation incurred $0.1 million of loan losses and buyer indemnification expenses on these loans in 2011. During 2010, 2009 and 2008, the Corporation was required to repurchase a total of $3.3 million in loans that had been previously sold in the secondary market and incurred loan losses of $0.6 million and buyer indemnification expenses of $0.4 million on these loans. The majority of the loans required to be repurchased in 2008 through 2010 were attributable to borrower misrepresentations obtained at origination. The Corporation had a $0.25 million liability recorded at December 31, 2011 for probable losses expected to be incurred from loans previously sold in the secondary market. This estimate was based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the sale of loans in the secondary market and current economic conditions.

All other noninterest income categories, comprised of other fees for customer services, insurance commissions and other, were $4.8 million in 2011, $4.5 million in 2010 and $4.3 million in 2009. Other fees for customer services include revenue from safe deposit boxes, credit card referral fees, internet banking fees, wire transfer fees, letter of credit fees and other fees for services. Insurance commissions primarily consist of title insurance commissions received on title insurance policies issued for customers of Chemical Bank.

OPERATING EXPENSES

Total operating expenses were $142.0 million in 2011, $136.8 million in 2010 and $117.6 million in 2009. Total operating expenses as a percentage of total average assets were 2.68% in 2011, 2.78% in 2010 and 2.89% in 2009.

The following schedule includes the major categories of operating expenses during the past three years:

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Salaries and wages	$61,301	$56,750	$49,227
Employee benefits	13,192	11,666	10,991
Occupancy	12,974	11,491	10,359
Equipment and software	11,935	13,446	9,723
Outside processing/service fees	6,226	4,534	3,231
Other real estate expenses	6,034	3,660	6,031
FDIC insurance premiums	5,375	7,388	7,013
Professional fees	4,128	5,589	4,165
Loan collection costs	3,501	4,537	3,056
Postage and courier	3,147	3,115	2,951
Advertising and marketing	2,850	3,054	2,396
Intangible asset amortization	1,860	1,705	719
Supplies	1,690	1,740	1,526
Telephone	1,631	1,768	1,840
Other	6,159	6,359	4,382

Total Operating Expenses	$142,003	$136,802	$117,610

Full-time equivalent staff (at December 31)	1,716	1,608	1,427

Efficiency ratio	60.8%	62.8%	61.4%

Operating expenses were $142.0 million in 2011, an increase of $5.2 million, or 3.8%, compared to 2010. The increase in 2011, compared to 2010, was largely due to increases in personnel costs and occupancy expense, resulting from the acquisition of OAK, and increases in outside processing/service fees and other real estate expenses, which were partially offset by decreases in a number of operating expense categories. Operating expenses were $136.8 million in 2010, an increase of $19.2 million, or 16%, compared to 2009, with the increase primarily due to the acquisition of OAK. Operating expenses in 2010 included $4.3 million of acquisition related transaction expenses associated with the acquisition of OAK.

Salaries and wages were $61.3 million in 2011, $56.7 million in 2010 and $49.2 million in 2009. Salaries and wages expense increased $4.6 million, or 8.0%, in 2011, compared to 2010, due primarily to additional employees related to the acquisition of OAK, new positions and merit increases. Salaries and wages expense increased $7.5 million, or 15%, in 2010, compared to 2009, due primarily to the acquisition of OAK and an increase in performance based awards and incentives.

Employee benefits expense was $13.2 million in 2011, $11.7 million in 2010 and $11.0 million in 2009. Employee benefits expense increased $1.5 million, or 13%, in 2011, compared to 2010, due partially to additional employees related to the acquisition of OAK and partially to an approximately 25% increase in group health insurance plan costs during 2011. Employee benefits expense increased $0.7 million, or 6.1%, in 2010, compared to 2009, due primarily to higher employee benefits, including payroll taxes, resulting from the acquisition of OAK.

Compensation expenses, which include salaries and wages and employee benefits, as a percentage of total operating expenses were 52.5% in 2011, 50.0% in 2010 and 51.2% in 2009.

Occupancy expense was $13.0 million in 2011, $11.5 million in 2010 and $10.4 million in 2009. Occupancy expense increased $1.5 million, or 13%, in 2011, compared to 2010, and $1.1 million, or 10.9%, in 2010, compared to 2009, due primarily to the acquisition of OAK, which increased the Corporation’s branch network by thirteen branches. Occupancy expense included depreciation expense on buildings of $3.1 million, $2.8 million and $2.4 million in 2011, 2010 and 2009, respectively.

Equipment and software expense was $11.9 million in 2011, $13.4 million in 2010 and $9.7 million in 2009. Equipment and software expense decreased $1.5 million, or 11%, in 2011, compared to 2010, due primarily to 2010 including information technology conversion costs attributable to the acquisition of OAK of $1.4 million. Equipment and software expense increased

$3.7 million, or 38%, in 2010, compared to 2009, due to the $1.4 million of information technology conversion costs attributable to the acquisition of OAK in 2010 and higher equipment and software depreciation and software maintenance expense related to information technology initiatives. Equipment expense included depreciation expense on equipment and software of $4.8 million, $5.0 million and $4.0 million in 2011, 2010 and 2009, respectively.

Outside processing and service fees were $6.2 million in 2011, $4.5 million in 2010 and $3.2 million in 2009. Outside processing and service fees increased $1.7 million, or 37%, in 2011, compared to 2010, due primarily to the Corporation implementing various information technology initiatives, including an upgrade, expansion and conversion of its internet banking platform in 2011. Outside processing and service fees increased $1.3 million, or 40%, in 2010, compared to 2009, due primarily to the Corporation transferring the processing of customer statement printing and mailing from an in-house process to a third-party vendor and an increase in internet banking costs attributable to growth in the customer user base.

Other real estate (ORE) expenses were $6.0 million in 2011, $3.7 million in 2010 and $6.0 million in 2009. ORE expenses include costs to carry ORE, such as property taxes, insurance and maintenance costs, fair value write-downs after the property is transferred to ORE and net gains/losses from the disposition of ORE. Write-downs and net gains/losses from dispositions of ORE generated net expense of $2.6 million in 2011, compared to $1.3 million in 2010 and $3.7 million in 2009. Property taxes on ORE were $2.2 million in 2011, $1.0 million in 2010 and $1.1 million in 2009. Other operating costs on ORE were $1.2 million in 2011, $1.4 million in 2010 and $1.2 million in 2009.

FDIC insurance premiums were $5.4 million in 2011, $7.4 million in 2010 and $7.0 million in 2009. FDIC insurance premiums decreased $2.0 million, or 27%, in 2011, compared to 2010, due to a change in the assessment base and a lower assessment rate applicable to the Corporation. Effective April 1, 2011, the Corporation’s assessment base changed from average deposits to average assets less Tier 1 capital and its assessment rate declined from approximately 16 basis points to 9 basis points, on an annualized basis. FDIC insurance premiums increased $0.4 million, or 5.3%, in 2010, compared to 2009, due primarily to an increase in deposits as a result of the OAK acquisition and growth in customer core deposits insured by the FDIC, which were partially offset by 2010 not including an industry-wide FDIC special assessment that resulted in the Corporation recognizing $1.8 million of additional expense in 2009.

Professional fees were $4.1 million in 2011, $5.6 million in 2010 and $4.2 million in 2009. Professional fees decreased $1.5 million, or 26%, in 2011, compared to 2010, due to a lack of consulting expenses attributable to the acquisition of OAK in 2010. Professional fees increased $1.4 million, or 34%, in 2010, compared to 2009, due primarily to consulting expenses attributable to the acquisition of OAK.

Loan collection costs were $3.5 million in 2011, $4.5 million in 2010 and $3.1 million in 2009. These costs include legal fees, appraisal fees and other costs recognized in the collection of loans with deteriorated credit quality and in the process of foreclosure. Loan collection costs decreased $1.0 million, or 23%, in 2011, compared to 2010 due partially to stabilization in the credit quality of the loan portfolio and a corresponding decrease in costs associated with foreclosing on properties and obtaining title to properties securing loans from customers that defaulted on payments. Loan collection costs also decreased in 2011 in part due to efforts by the Corporation to control such costs, including the addition of an in-house general counsel. Loan collection costs increased $1.4 million, or 48%, in 2010, compared to 2009, due primarily to deterioration in the credit quality of the loan portfolio and a corresponding increase in costs associated with foreclosing on properties and obtaining title to properties securing loans from customers that defaulted on payments.

Advertising and marketing expenses were $2.9 million in 2011, $3.1 million in 2010 and $2.4 million in 2009. Advertising and marketing expenses decreased $0.2 million, or 6.7%, in 2011, compared to 2010, due primarily to reductions in print, direct mail and internet advertising campaign expenses incurred in 2010 primarily related to the acquisition of OAK. Advertising and marketing expenses increased $0.7 million, or 28%, in 2010, compared to 2009, due primarily to the acquisition of OAK.

Intangible asset amortization was $1.9 million in 2011, $1.7 million in 2010 and $0.7 million in 2009. Intangible asset amortization increased $0.2 million, or 9.1%, in 2011, compared to 2010, and $1.0 million, or 138%, in 2010, compared to 2009, due to additional amortization expense on core deposit intangible assets and non-compete agreements as a result of the acquisition of OAK.

All other categories of operating expenses were $12.6 million in 2011, $13.0 million in 2010 and $10.7 million in 2009. All other categories of operating expenses decreased $0.4 million, or 2.7%, in 2011, compared to 2010. All other categories of operating expenses increased $2.3 million, or 21%, in 2010, compared to 2009, due primarily to the acquisition of OAK.

The Corporation’s efficiency ratio, which measures total operating expenses divided by the sum of net interest income (FTE) and noninterest income, was 60.8% in 2011, 62.8% in 2010 and 61.4% in 2009. The decrease in 2011, compared to 2010, was due primarily to operating expenses in 2010 including $4.3 million in transaction related costs attributable to the acquisition of OAK. The increase in 2010, compared to 2009, was attributable to higher operating expenses due, in part, to transaction related costs attributable to the acquisition of OAK.

INCOME TAXES

The Corporation’s effective federal income tax rate was 28.5% in 2011, 26.0% in 2010 and 16.3% in 2009. The fluctuations in the Corporation’s effective federal income tax rate reflect changes each year in the proportion of interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits. Based on the Corporation’s assessment of uncertain tax positions during 2011, 2010 and 2009, no adjustments to the federal income tax provision were required. The Corporation had no uncertain tax positions during the three years ended December 31, 2011. The increase in the Corporation’s effective federal income tax rate in 2011, compared to 2010, was due primarily to an increase in the Corporation’s pre-tax net income. The significant increase in the Corporation’s effective federal income tax rate in 2010, compared to 2009, was due to an increase in the Corporation’s pre-tax net income and nondeductible acquisition expenses attributable to the OAK transaction, that were partially offset by an increase in tax credits and an increase in tax exempt income, largely due to the OAK transaction.

Tax-exempt income (FTE), net of related nondeductible interest expense, totaled $12.8 million in 2011, $10.9 million in 2010 and $8.0 million in 2009. Tax-exempt income (FTE) as a percentage of total interest income (FTE) was 5.8% in 2011, 5.1% in 2010 and 4.1% in 2009. Income before income taxes (FTE) was $65.4 million in 2011, $35.5 million in 2010 and $14.9 million in 2009.

LIQUIDITY

Liquidity measures the ability of the Corporation to meet current and future cash flow needs in a timely manner. Liquidity risk is the adverse impact on net interest income if the Corporation was unable to meet its cash flow needs at a reasonable cost.

Liquidity is managed in an effort to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The Corporation manages its funding needs by maintaining a level of liquid funds through its asset/liability management process. The Corporation’s largest sources of liquidity on a consolidated basis are the deposit base that comes from consumer, business and municipal customers within the Corporation’s local markets, principal payments on loans, cash held at the FRB, unpledged investment securities available-for-sale and federal funds sold. Excluding brokered and other deposits acquired in the acquisition of OAK, customer deposits increased $104 million, or 2.5%, during 2011, compared to an increase of $285 million, or 8.3%, during 2010. The Corporation’s loan-to-deposit ratio increased to 88% at December 31, 2011 from 85% at December 31, 2010. At December 31, 2011 and 2010, the Corporation had $256 million and $440 million, respectively, of cash deposits held at the FRB that were not invested in federal funds sold due to the low interest rate environment. In addition, at December 31, 2011, the Corporation had unpledged investment securities available-for-sale with an amortized cost of $125 million. The Corporation also has available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.

Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB that are generally secured by real estate residential first lien loans. The Corporation considers advances from the FHLB as its primary wholesale source of liquidity. FHLB advances decreased $31 million during 2011 to $43 million at December 31, 2011. At December 31, 2011, the Corporation’s additional borrowing availability from the FHLB, based on its FHLB capital stock and subject to certain requirements, was $298 million. Chemical Bank can also borrow from the FRB’s discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At December 31, 2011, Chemical Bank maintained an unused borrowing capacity of $30 million with the FRB’s discount window based upon pledged collateral as of that date. It is management’s belief that the Corporation’s borrowing capacity at both the FHLB and FRB could be expanded, if deemed necessary, as Chemical Bank has additional borrowing capacity available at the FHLB that could be used if it increased its investment in FHLB capital stock, and Chemical Bank has a significant amount of additional assets that could be used as collateral at the FRB’s discount window.

The Corporation manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements. The Corporation’s primary source of liquidity is dividends from Chemical Bank.

Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. During 2011, Chemical Bank paid $22.0 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $22.0 million. During 2010, Chemical Bank paid $21.3 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $21.2 million. The Corporation had $4.5 million in cash at December 31,

2011, which it held in a deposit account at Chemical Bank. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to the Corporation’s shareholders. Over the long term, cash dividends to shareholders are dependent upon earnings, capital requirements, regulatory restraints and other factors affecting Chemical Bank.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

The Corporation’s interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast (base case). At December 31, 2011 and 2010, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. Additionally, at December 31, 2011, the Corporation projected the change in net interest income of an immediate 400 basis point increase in market interest rates. The Corporation did not project a 400 basis point decrease in interest rates at December 31, 2011 as the likelihood of a decrease in interest rates beyond 200 basis points was considered unlikely given prevailing interest rate levels. These projections were based on the Corporation’s assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and real estate residential and consumer loans. The ALCO regularly monitors the Corporation’s forecasted net interest income sensitivity to ensure that it remains within established limits.

A summary of the Corporation’s interest rate sensitivity at December 31, 2011 and 2010 follows:

	Gradual Change					Immediate Change
December 31, 2011
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400

Percent change in net interest income vs. constant rates	(3.5)%	(1.9)%	—	0.6%	0.4%	1.7%
December 31, 2010
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	N/A

Percent change in net interest income vs. constant rates	(5.3)%	(2.6)%	—	1.6%	2.6%

At December 31, 2011, the model simulations projected that 100, 200 and 400 basis point increases in interest rates, as previously discussed, would result in positive variances in net interest income of 0.6%, 0.4% and 1.7%, respectively, relative to the base case over the next 12-month period, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.9% and 3.5%, respectively, relative to the base case over the next 12-month period. At December 31, 2010, the Corporation’s model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 1.6% and 2.6%, respectively, relative to the base case over the next 12-month period, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.6% and 5.3%, respectively, relative to the base case over the next 12-month period. The likelihood of a decrease in interest rates beyond 100 basis points at December 31, 2011 and 2010 was considered to be unlikely given prevailing interest rate levels.

The Corporation’s mix of interest-earning assets and interest-bearing liabilities has historically resulted in its interest rate position being liability sensitive. To reduce the risk of rising interest rates adversely impacting net interest income, during 2009 and 2010, the Corporation adjusted its liability sensitive position by significantly increasing the amount of variable rate investment securities in its investment securities portfolio. Variable rate investment securities at December 31, 2011 were $308 million, or 36% of total investment securities, compared to $325 million, or 44% of total investment securities, at December 31, 2010 and $297 million, or 41% of total investment securities, at December 31, 2009. Variable rate investment securities comprised 28% of total investment securities at December 31, 2008, which was indicative of the Corporation’s historical level of variable rate investment securities. In addition, the proportion of variable interest rate loans in the Corporation’s loan portfolio increased in 2010 due primarily to the acquisition of OAK. At December 31, 2011 and 2010, approximately 29% and 28%, respectively, of the Corporation’s loans were at variable interest rates. Variable interest rate loans comprised 20% of the Corporation’s loans at December 31, 2009. At December 31, 2011, approximately two-thirds of the Corporation’s variable interest rate loans were at an interest rate floor and are expected to remain at their floor until they mature or market interest rates rise more than 75 basis points. Therefore, future increases in market interest rates are not expected to have a significant immediate favorable impact on the Corporation’s net interest income at the time of such increases because of the levels of variable interest loans at interest rate floors and fixed interest rate loans in the Corporation’s loan portfolio. The interest rate sensitivity of the Corporation’s balance sheet was also impacted by the reduction of cash held at the FRB from $440 million at December 31, 2010 to $256 million at December 31, 2011. This reduction of cash was used to fund an increase in loans and investment securities in 2011, primarily at fixed interest rates. Additionally, management assumptions used in the 2012 model simulations project a greater impact of rising market interest rates on non-maturing deposits, as compared to the 2011 simulations, as the current interest rates on these deposits at December 31, 2011 are at such historically low levels that any increase in market interest rates would likely result in an immediate increase in the cost of these deposits. Whereas, management assumptions used in the 2011 model simulations projected a lesser impact of rising rates on non-maturing deposits based on the rates being paid on these deposits at December 31, 2010.

The FOMC has indicated that it will keep the federal funds rate at between zero and 0.25% through the end of 2014, and therefore, corresponding increases in other market interest rates that are generally tied to the federal funds rate, such as the prime interest rate, are not expected to increase during 2012.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Chemical Financial Corporation:

We have audited the accompanying consolidated statements of financial position of Chemical Financial Corporation and subsidiaries (the Corporation) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemical Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chemical Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2012 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

Detroit, Michigan

February 24, 2012

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
	2011	2010
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$121,294	$91,403
Interest-bearing deposits with unaffiliated banks and others	260,646	444,762

Total cash and cash equivalents	381,940	536,165
Investment securities:
Available-for-sale at fair value	667,276	578,610
Held-to-maturity (fair value — $183,769 at December 31, 2011 and $159,188 at December 31, 2010)	183,339	165,400

Total investment securities	850,615	744,010
Loans held for sale	18,818	20,479
Loans	3,831,285	3,681,662
Allowance for loan losses	(88,333)	(89,530)

Net loans	3,742,952	3,592,132
Premises and equipment	65,997	65,961
Goodwill	113,414	113,414
Other intangible assets	11,472	13,521
Interest receivable and other assets	154,245	160,527

Total Assets	$5,339,453	$5,246,209

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$875,791	$753,553
Interest-bearing	3,491,066	3,578,212

Total deposits	4,366,857	4,331,765
Interest payable and other liabilities	54,024	37,533
Short-term borrowings	303,786	242,703
Federal Home Loan Bank (FHLB) advances	43,057	74,130

Total liabilities	4,767,724	4,686,131
Shareholders’ equity:
Preferred stock, no par value:
Authorized — 200,000 shares, none issued	—	—
Common stock, $1 par value per share:
Authorized — 45,000,000 shares at December 31, 2011 and 30,000,000 shares at December 31, 2010
Issued and outstanding — 27,456,907 shares at December 31, 2011 and 27,440,006 shares at December 31, 2010	27,457	27,440
Additional paid in capital	431,277	429,511
Retained earnings	138,324	117,238
Accumulated other comprehensive loss	(25,329)	(14,111)

Total shareholders’ equity	571,729	560,078

Total Liabilities and Shareholders’ Equity	$5,339,453	$5,246,209

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$197,897	$192,247	$172,388
Interest on investment securities:
Taxable	9,423	11,363	15,385
Tax-exempt	5,860	4,999	3,596
Dividends on nonmarketable equity securities	965	766	821
Interest on deposits with unaffiliated banks and others	1,097	1,055	541

Total Interest Income	215,242	210,430	192,731
Interest Expense
Interest on deposits	29,293	35,895	39,500
Interest on short-term borrowings	524	650	906
Interest on FHLB advances	1,572	2,765	4,881

Total Interest Expense	31,389	39,310	45,287

Net Interest Income	183,853	171,120	147,444
Provision for loan losses	26,000	45,600	59,000

Net Interest Income after Provision for Loan Losses	157,853	125,520	88,444
Noninterest Income
Service charges on deposit accounts	18,452	18,562	19,116
Wealth management revenue	11,104	10,106	9,273
Other charges and fees for customer services	10,501	9,599	7,736
Mortgage banking revenue	3,881	3,925	4,412
Investment securities gains	—	—	95
Other	462	280	487

Total Noninterest Income	44,400	42,472	41,119
Operating Expenses
Salaries, wages and employee benefits	74,493	68,416	60,218
Occupancy	12,974	11,491	10,359
Equipment and software	11,935	13,446	9,723
Other	42,601	43,449	37,310

Total Operating Expenses	142,003	136,802	117,610

Income Before Income Taxes	60,250	31,190	11,953
Federal income tax expense	17,200	8,100	1,950

Net Income	$43,050	$23,090	$10,003

Net Income Per Common Share
Basic	$1.57	$0.88	$0.42
Diluted	1.57	0.88	0.42
Cash Dividends Declared Per Common Share	0.80	0.80	1.18

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31, 2011, 2010 and 2009
(In thousands, except per share data)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2009	$23,881	$346,916	$133,578	$(12,831)	$491,544
Comprehensive income:
Net income for 2009			10,003
Other:
Change in net unrealized gains on investment securities available-for-sale, net of tax expense of $42				79
Reclassification adjustment for realized gain on call of investment security — available-for-sale included in net income, net of tax expense of $6				(11)
Adjustment for pension and other postretirement benefits, net of tax expense of $63				116
Comprehensive income					10,187
Cash dividends declared and paid of $1.18 per share			(28,190)		(28,190)
Shares issued — stock options	1	35			36
Shares issued — directors’ stock purchase plan	9	235			244
Share-based compensation		490			490

Balances at December 31, 2009	23,891	347,676	115,391	(12,647)	474,311
Comprehensive income:
Net income for 2010			23,090
Other:
Change in net unrealized gains on investment securities available-for-sale, net of tax expense of $140				259
Adjustment for pension and other postretirement benefits, net of tax benefit of $928				(1,723)
Comprehensive income					21,626
Cash dividends declared and paid of $0.80 per share			(21,243)		(21,243)
Shares issued — stock options	1	41			42
Shares and stock options issued in the acquisition of O.A.K. Financial Corporation	3,530	80,167			83,697
Shares issued — directors’ stock purchase plan	12	238			250
Share-based compensation	6	1,389			1,395

Balances at December 31, 2010	27,440	429,511	117,238	(14,111)	560,078
Comprehensive income:
Net income for 2011			43,050
Other:
Change in net unrealized gains on investment securities available-for-sale, net of tax expense of $10				19
Adjustment for pension and other postretirement benefits, net of tax benefit of $6,051				(11,237)
Comprehensive income					31,832
Cash dividends declared and paid of $0.80 per share			(21,964)		(21,964)
Shares issued — directors’ stock purchase plan	12	254			266
Share-based compensation	5	1,512			1,517

Balances at December 31, 2011	$27,457	$431,277	$138,324	$(25,329)	$571,729

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Operating Activities
Net income	$43,050	$23,090	$10,003
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	26,000	45,600	59,000
Gains on sales of loans	(5,017)	(5,986)	(6,431)
Proceeds from sales of loans	224,341	281,511	367,796
Loans originated for sale	(217,663)	(286,317)	(361,264)
Proceeds from sale of trading securities	—	1,083	—
Investment securities net gains	—	—	(95)
Net gains on sales of other real estate and repossessed assets	(2,208)	(1,394)	(969)
Net (gain) loss on disposal of premises and equipment, branch bank properties and insurance settlement	616	865	(162)
Depreciation of premises and equipment	7,950	7,826	6,429
Amortization of intangible assets	3,615	3,609	2,569
Net amortization of premiums and discounts on investment securities	4,024	2,818	815
Share-based compensation expense	1,517	1,395	490
Deferred income tax	6,413	3,439	(6,977)
Contributions to defined benefit pension plan	—	(10,000)	(7,500)
Net (increase) decrease in interest receivable and other assets	10,747	350	(17,973)
Net increase (decrease) in interest payable and other liabilities	(909)	9,325	306

Net Cash Provided by Operating Activities	102,476	77,214	46,037
Investing Activities
Investment securities — available-for-sale:
Proceeds from maturities, calls and principal reductions	327,013	333,878	264,998
Proceeds from sales	—	—	78
Purchases	(419,714)	(253,815)	(408,344)
Investment securities — held-to-maturity:
Proceeds from maturities, calls and principal reductions	52,115	47,150	41,511
Purchases	(70,014)	(81,346)	(75,219)
Net increase in loans	(196,484)	(124,985)	(64,754)
Proceeds from sales of other real estate and repossessed assets	19,202	18,066	16,950
Proceeds from sales of branch bank properties and insurance settlement	—	58	433
Purchases of premises and equipment, net	(8,602)	(7,791)	(7,431)
Purchase of bank owned life insurance	(3,600)	—	—
Cash acquired, net of cash paid, in business combination	—	17,177	—

Net Cash Used in Investing Activities	(300,084)	(51,608)	(231,778)
Financing Activities
Net increase in noninterest-bearing and interest-bearing demand deposits and savings accounts	113,164	200,829	222,222
Net increase (decrease) in time deposits	(78,072)	19,570	217,111
Net increase in short-term borrowings	61,083	2,135	6,830
Repayment of FHLB advances	(31,073)	(51,733)	(45,025)
Cash dividends paid	(21,964)	(21,243)	(28,190)
Proceeds from directors’ stock purchase plan and exercise of stock options	245	292	280

Net Cash Provided by Financing Activities	43,383	149,850	373,228

Net Increase (Decrease) in Cash and Cash Equivalents	(154,225)	175,456	187,487
Cash and Cash Equivalents at Beginning of Year	536,165	360,709	173,222

Cash and Cash Equivalents at End of Year	$381,940	$536,165	$360,709

Supplemental Disclosures of Cash Flow Information
Interest paid	$32,129	$40,206	$46,232
Federal income taxes paid	7,787	9,800	9,725
Loans transferred to other real estate and repossessed assets	19,664	26,429	18,320
Business combination:
Fair value of tangible assets acquired (noncash)	—	749,916	—
Goodwill and identifiable intangible assets acquired	—	53,310	—
Liabilities assumed	—	736,706	—
Common stock and stock options issued	—	83,697	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

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

Accounting Standards Codification

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

Reclassifications

The Corporation’s investments in Federal Home Loan Bank of Indianapolis (FHLB) and Federal Reserve Bank (FRB) stock have been reclassified from other securities to interest receivable and other assets on the Corporation’s consolidated statements of financial position and cash flows for all periods presented. Certain other amounts in the 2010 and 2009 consolidated financial statements and notes thereto have been reclassified to conform with the 2011 presentation. Such reclassifications had no effect on the Corporation’s shareholders’ equity or net income.

Basis of Presentation and Principles of Consolidation

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

The Corporation consolidates variable interest entities (VIEs) in which it is the primary beneficiary. In general, a VIE is an entity that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (ii) has a group of equity owners that are unable to make significant decisions about its activities or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive return as generated by its operations. If any of these characteristics are present, the entity is subject to a variable interests consolidation model, and consolidation is based on variable interests, not on ownership of the entity’s outstanding voting stock. Variable interests are defined as contractual, ownership, or other monetary interests in an entity that change with fluctuations in the entity’s net asset value. The primary beneficiary consolidates the VIE. The primary beneficiary is defined as the enterprise that has the power to direct the activities and absorb losses or the right to receive benefits.

The Corporation is a significant limited partner in two low income housing tax credit partnerships. These entities meet the definition of VIEs. The Corporation is not the primary beneficiary of either VIE in which it holds a limited partnership interest; therefore, the VIEs are not consolidated in the Corporation’s financial statements. Exposure to loss as a result of its involvement with VIEs at December 31, 2011 was limited to approximately $3.8 million recorded as the Corporation’s investment, which includes unfunded obligations to these projects of $2.6 million. The Corporation’s investment in these projects is recorded in interest receivable and other assets and the future financial obligations are recorded in interest payable and other liabilities in the consolidated statement of financial position at December 31, 2011.

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

Business Combinations

On April 30, 2010, the Corporation acquired O.A.K. Financial Corporation (OAK) for total consideration of $83.7 million. Pursuant to the guidance of ASC Topic 805, Business Combinations (ASC 805) effective for all acquisitions with closing dates after January 1, 2009, the Corporation recognized the assets acquired and the liabilities assumed in the OAK acquisition at their fair values as of the acquisition date, with the related acquisition and restructuring costs expensed in the period incurred. The Corporation recorded $43.5 million of goodwill in conjunction with the acquisition, which represented the purchase price over the fair values of the identifiable net assets acquired. Additionally, the Corporation recorded $9.8 million of other intangible assets as a result of the OAK acquisition attributable to core deposits, mortgage servicing rights and non-compete agreements acquired.

See Note 2 for further information regarding the OAK acquisition.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, interest-bearing deposits with unaffiliated banks and others and federal funds sold, with original maturities of less than 90 days. Generally, federal funds are sold for one-day periods. At December 31, 2011 and 2010, the Corporation did not have any federal funds sold. Amounts reported under interest-bearing deposits with unaffiliated banks and others include interest-bearing savings and time deposits held at other financial institutions and overnight funds held at the FRB in lieu of federal funds sold.

Investment Securities

Investment securities include investments in debt, trust preferred and preferred stock securities. Investment securities are accounted for in accordance with ASC Topic 320, Investments — Debt and Equity Securities (ASC 320), which requires investments to be classified within one of three categories (trading, held-to-maturity or available-for-sale). The Corporation held no trading investment securities at December 31, 2011 or 2010.

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

The Corporation assesses equity and debt securities that have fair values below amortized cost basis to determine whether declines (impairment) are other-than-temporary. If the Corporation intends to sell an impaired security or it is more-likely-than-not that the Corporation will be required to sell an impaired security prior to the recovery of its amortized cost, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If the Corporation does not intend to sell an impaired security and it is not more-likely-than-not that the Corporation would be required to sell an impaired security before the recovery of its amortized cost basis, then the recognition of the impairment is bifurcated if a credit loss is deemed to have occurred. For a security where the impairment is bifurcated, the impairment is separated into an amount representing the credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. In assessing whether OTTI exists, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the potential for impairments in an entire industry or sub-sector and (iv) the potential for impairments in certain economically depressed geographical locations.

Nonmarketable Equity Securities

The Corporation is required to hold non-marketable equity securities, comprised of Federal Home Loan Bank of Indianapolis (FHLB) and Federal Reserve Bank (FRB) stock, as a condition of membership. These securities are accounted for at cost which equals par or redemption value. These securities do not have a readily determinable fair value as their ownership is restricted and there is no market for these securities. These securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. The Corporation records these non-marketable equity securities as a component of other assets and they are periodically evaluated for impairment. Management considers these non-marketable equity securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation’s ownership in FHLB stock totaled $17.2 million and $18.7 million at December 31, 2011 and 2010, respectively, and in FRB stock totaled $8.4 million at both December 31, 2011 and 2010.

Originated Loans

Originated loans include all of the Corporation’s portfolio loans, excluding loans acquired in the OAK acquisition.

Originated loans are stated at their principal amount outstanding, net of unearned income, charge-offs and unamortized deferred fees and costs. Loan interest income is recognized on the accrual basis. Deferred loan fees and costs are amortized over the loan term based on the level-yield method. Net loan commitment fees are deferred and amortized into fee income on a straight-line basis over the commitment period.

The past due status of a loan is based on the loan’s contractual terms. A loan is placed in nonaccrual (accrual of interest is discontinued) when principal or interest is past due 90 days or more (except for real estate residential loans that are transferred at 120 days past due), unless the loan is both well-secured and in the process of collection, or earlier when, in the opinion of management, there is sufficient reason to doubt the collectibility of principal or interest. Interest previously accrued, but not collected, is reversed and charged against interest income at the time the loan is placed in nonaccrual status. Subsequent receipts of interest while a loan is in nonaccrual are recorded as a reduction of principal. Loans are returned to accrual status when principal and interest payments are brought current, payments have been received consistently for a period of time (generally six months) and collectibility is no longer in doubt.

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

The Corporation must make numerous assumptions, interpretations and judgments using internal and third-party credit quality information to determine whether it is probable that the Corporation will be able to collect all contractually required payments. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved. Evidence of credit quality deterioration as of the purchase date may include credit metrics such as past due and nonaccrual status, deterioration in borrower credit scores and negative changes in loan-to-value percentages.

Acquired loans with an outstanding principal balance of $105 million at the acquisition date were determined to be loans with deteriorated credit quality and, therefore, met the scope criteria set forth in ASC 310-30. Further, the Corporation understands, as outlined in the American Institute of Certified Public Accountants’ open letter to the Office of the Chief Accountant of the SEC dated December 18, 2009 and pending further standard setting, that for acquired loans that do not meet the scope criteria of ASC 310-30, a company may elect to account for such acquired loans pursuant to the provisions of either ASC Topic 310-20, Nonrefundable Fees and Other Costs, or ASC 310-30. The Corporation elected to apply ASC 310-30, by analogy, to acquired loans that were determined not to have deteriorated credit quality with an outstanding principal balance of $578 million at the acquisition date and thus follows the accounting and disclosure guidance of ASC 310-30 for these loans. Accordingly, the Corporation applied ASC 310-30 to the entire loan portfolio acquired in the acquisition of OAK with an outstanding principal balance of $683 million at the acquisition date. None of the acquired loans were classified as debt securities.

ASC 310-30 allows investors to aggregate acquired loans into loan pools that have common risk characteristics and thereby use a composite interest rate and expectation of cash flows expected to be collected for the loan pools. Under the provisions of ASC 310-30, the Corporation aggregated acquired loans into 14 pools based upon common risk characteristics, including types of loans, commercial type loans with similar risk grades and whether loans were performing or nonperforming. A pool is considered a single unit of accounting for the purposes of applying the guidance as described above. A loan will be removed from a pool of acquired loans only if the loan is sold, foreclosed, paid off or written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and the cash, fair value of the collateral, or other assets received would not affect the effective yield used to recognize the accretable difference on the remaining pool. The Corporation estimated the cash flows expected to be collected over the life of the pools of loans at acquisition and estimates expected cash flows quarterly thereafter, based on a set of assumptions including expectations as to default rates, prepayment rates and loss severities. In the event that the updated expected cash flows increase in a pool from those originally projected at the acquisition date, the Corporation will adjust the accretable yield amount with a resulting change in the amount recognized in interest income in subsequent periods. In the event that the updated expected cash flows in a pool decrease from those originally projected at the acquisition date, the Corporation will consider that loan pool impaired, which will result in the Corporation recording a charge to the provision for loan losses.

Loans Modified Under Troubled Debt Restructurings

Loans modified under troubled debt restructurings (TDRs) involve granting a concession to a borrower who is experiencing financial difficulty. Concessions generally include modifications to original loan terms, including changes to a loan’s payment schedule or interest rate, which generally would not otherwise be considered. The Corporation’s loans reported as TDRs consist of originated loans that continue to accrue interest at the loan’s original effective interest rate as the Corporation expects to collect the remaining principal and interest on the loan. The interest income recognized on TDRs may include accretion of an identified impairment at the time of modification which is attributable to a temporary reduction in the borrower’s interest rate. At the time of modification, a TDR is reported as a nonperforming loan (nonperforming TDR) until a six-month payment history of principal and interest payments, in accordance with the terms of the loan modification, is sustained, at which time the Corporation moves the loan to a performing status (performing TDR). All TDRs are accounted for as impaired loans and are included in the Corporation’s analysis of the allowance for loan losses.

Loans in the Corporation’s commercial loan portfolio (comprised of commercial, real estate commercial, real estate construction and land development loans) that meet the definition of a TDR generally consist of allowing borrowers to defer scheduled principal payments and make interest-only payments for a specified period of time at the stated interest rate of the original loan agreement or reduce payments due to an extension of the loan’s contractual term. The Corporation does not expect to incur a loss on these loans based on its assessment of the borrowers’ expected cash flows, and accordingly, no additional provision for loan losses has been recognized related to these loans. Since no loss is expected to be incurred on these loans, the loans accrue interest at the loan’s contractual interest rate. These loans are individually evaluated for impairment and transferred to nonaccrual status if it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the modified terms of the loan.

Loans in the Corporation’s consumer loan portfolio (comprised of real estate residential, consumer installment and home equity loans) that meet the definition of a TDR generally consist of reducing a borrower’s monthly payments by decreasing the interest rate charged on the loan for a specified period of time (generally 24 months). The Corporation recognizes an additional provision for loan losses related to impairment on these loans on an individual basis based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. These loans accrue interest at the loan’s effective interest rate, which consists of contractual interest in addition to an adjustment for the accretion of computed impairment. These loans are moved to nonaccrual status if they become 90 days past due as to principal or interest, or sooner if conditions warrant.

The Corporation’s loans reported as TDRs do not include loans that are in a nonaccrual status that have been modified by the Corporation due to the borrower experiencing financial difficulty and for which a concession has been granted, as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these modified loans. The Corporation’s nonaccrual loans at December 31, 2011 and 2010 included $41.8 million and $59.4 million, respectively, of these modified loans.

Impaired Loans

A loan is defined to be impaired when it is probable that payment of principal and interest will not be made in accordance with the original contractual terms of the loan agreement. Impaired loans include all classes of nonaccrual loans, all TDRs

(nonperforming and performing) and acquired loans not performing in accordance with their original contractual terms. Impaired loans are accounted for at the lower of the present value of expected cash flows discounted at the loan’s effective interest rate or the estimated fair value of the collateral, if the loan is collateral dependent. When the present value of expected cash flows or the fair value of collateral of an impaired loan is less than the amount of unpaid principal outstanding on the loan, the principal balance of the loan is reduced to its carrying value through either an allocation of the allowance for loan losses or a partial charge-off of the loan balance.

Nonperforming Loans

Nonperforming loans are comprised of loans for which the accrual of interest has been discontinued (nonaccrual loans), accruing originated loans contractually past due 90 days or more as to interest or principal payments and nonperforming TDRs.

Allowance for Loan Losses

The allowance for loan losses (allowance) is presented as a reserve against loans. The allowance represents management’s assessment of probable loan losses inherent in the Corporation’s loan portfolio.

Management’s evaluation of the adequacy of the allowance is based on a continuing review of the loan portfolio, actual loan loss experience, the underlying value of the collateral, risk characteristics of the loan portfolio, the level and composition of nonperforming loans, the financial condition of the borrowers, the balance of the loan portfolio, loan growth, economic conditions, employment levels in the Corporation’s local markets and special factors affecting specific business sectors. The Corporation maintains formal policies and procedures to monitor and control credit risk. Management evaluates the allowance on a quarterly basis in an effort to ensure the level is adequate to absorb probable losses inherent in the loan portfolio.

The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be incurred in the remainder of the originated loan portfolio, but that have not been specifically identified. The Corporation utilizes its own loss experience to estimate inherent losses on loans. Internal risk ratings are assigned to each loan in the commercial loan portfolio (commercial, real estate commercial, real estate construction and land development loans) at the time of approval and are subject to subsequent periodic reviews by senior management. The Corporation performs a detailed credit quality review on a quarterly basis on all loans greater than $0.25 million that have deteriorated below certain levels of credit risk, and may allocate a specific portion of the allowance to such loans based upon this review. A portion of the allowance is allocated to the remaining loans by applying projected loss ratios, based on numerous factors. Projected loss ratios incorporate factors such as recent charge-off experience, trends with respect to adversely risk-rated loans in the commercial loan portfolio, trends with respect to past due and nonaccrual loans, changes in economic conditions and trends, changes in the value of underlying collateral and other credit risk factors. This evaluation involves a high degree of uncertainty.

In determining the allowance and the related provision for loan losses, the Corporation considers four principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired commercial, real estate commercial, real estate construction and land development loans, (ii) allocations established for adversely-rated loans in the commercial loan portfolio and nonaccrual real estate residential, consumer installment and home equity loans, (iii) allocations, by loan classes, on all other loans based principally on a five-year historical loan loss experience and loan loss trends and (iv) an unallocated allowance based on the imprecision in the allowance methodology for loans collectively evaluated for impairment.

The first element reflects the Corporation’s estimate of probable losses based upon the systematic review of individually impaired loans in the originated commercial loan portfolio. These estimates are based upon a number of objective factors, such as payment history, financial condition of the borrower and discounted collateral exposure. The Corporation measures the investment in an impaired loan based on one of three methods: the loan’s observable market price; the fair value of the collateral; or the present value of expected future cash flows discounted at the loan’s effective interest rate. Loans in the commercial loan portfolio that were in nonaccrual status were valued based on the fair value of the collateral securing the loan, while TDRs in the commercial loan portfolio were valued based on the present value of expected future cash flows discounted at the loan’s effective interest rate. It is the Corporation’s general policy to, at least annually, obtain new appraisals on impaired loans in the commercial loan portfolio that are primarily secured by real estate and have a loan balance of greater than $0.25 million. When the Corporation determines that the fair value of the collateral is less than the carrying value of an impaired loan on nonaccrual status and a portion is deemed not collectible, the portion of the impairment that is deemed not collectible is charged off (confirmed loss) and deducted from the allowance. The remaining carrying value of the impaired loan is classified as a nonperforming loan. When the Corporation determines that the fair value of the collateral is less than the carrying value of an impaired loan but believes it is probable it will recover this impairment, the Corporation establishes a valuation allowance for such impairment.

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

The third element is determined by assigning allocations based principally upon a weighted five-year average of loss experience for each class of loan with higher weighting placed on the most recent years. Average losses may be adjusted based on current loan loss experience and delinquency trends. This component considers the lagging impact of historical charge-off ratios in periods where future loan charge-offs are expected to increase or decrease, trends in delinquencies and nonaccrual loans, the changing portfolio mix in terms of collateral, average loan balance, loan growth and the degree of seasoning in the various loan portfolios. Loan loss analyses are performed quarterly.

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

Although the Corporation allocates portions of the allowance to specific loans and loan types, the entire allowance attributable to originated loans is available for any loan losses that occur in the originated loan portfolio. Loans that are deemed not collectible are charged off and reduce the allowance. The provision for loan losses and recoveries on loans previously charged off increase the allowance. Collection efforts may continue and recoveries may occur after a loan is charged off.

Acquired loans are aggregated into pools based upon common risk characteristics. An allowance may be recorded related to acquired loans, if an acquired loan pool experiences a decrease in expected cash flows as compared to those projected at the acquisition date. On a quarterly basis, the expected future cash flow of each pool is estimated based on various factors including changes in property values of collateral dependent loans, default rates, loss severities and prepayment speeds. Decreases in estimates of expected cash flows within a pool generally result in a charge to the provision for loan losses and a corresponding increase in the allowance allocated to acquired loans for the particular pool. Increases in estimates of expected cash flows within a pool result in a reduction in the allowance allocated to acquired loans for the particular pool, if applicable, and then an adjustment to the accretable yield for the pool, which will increase amounts recognized in interest income in subsequent periods.

Various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgment reflecting information available to them at the time of their examinations.

Mortgage Banking Operations

The origination of real estate residential (mortgage) loans is an integral component of the business of the Corporation. The Corporation generally sells its originations of conforming long-term fixed interest rate mortgage loans in the secondary market. Gains and losses on the sales of these loans are determined using the specific identification method. The Corporation sells mortgage loans in the secondary market on either a servicing retained or released basis.

Mortgage loans held for sale are carried at the lower of aggregate cost or market. The value of mortgage loans held for sale and other residential mortgage loan commitments to customers are hedged by utilizing best efforts forward commitments to sell loans to investors in the secondary market. Such forward commitments are generally entered into at the time customer applications are taken to protect the value of the mortgage loans from increases in market interest rates during the period held. Mortgage loans originated for sale are generally sold within 45 days after closing.

Forward loan commitments are accounted for as derivatives and recorded at fair value, with changes in fair value recorded through earnings. The Corporation recognizes revenue associated with the expected future cash flows of servicing loans for loans held for sale at the time a forward loan commitment is made, as required under SEC Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings.

The Corporation accounts for mortgage servicing rights (MSRs) by separately recognizing servicing assets. An asset is recognized for the rights to service mortgage loans that are created by the origination of mortgage loans that are sold with the servicing retained by the Corporation. The Corporation amortizes MSRs in proportion to and over the period of net servicing income and assesses MSRs for impairment, on a quarterly basis, based on fair value measurements. Unexpected prepayments of mortgage loans result in increased amortization of MSRs, as the remaining book value of the MSRs is expensed at the time of prepayment. Any temporary impairment of MSRs is recognized as a valuation allowance, resulting in a reduction of mortgage banking revenue. The valuation allowance is recovered when impairment that is believed to be temporary no longer exists. Other-than-temporary impairments are recognized if the recoverability of the carrying value is determined to be remote. When this occurs, the unrecoverable portion of the valuation allowance is recorded as a direct write-down to the carrying value of MSRs. This direct write-down permanently reduces the carrying value of the MSRs, precluding recognition of subsequent recoveries, and result in a reduction of mortgage banking revenue. For purposes of measuring fair value of MSRs, the Corporation utilizes a third-party modeling software program. Servicing income is recognized when earned and is offset by the amortization of MSRs.

Premises and Equipment

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

Other Real Estate

Other real estate (ORE) is comprised of commercial and residential real estate properties, including vacant land and development properties, obtained in partial or total satisfaction of loan obligations. ORE is recorded at the lower of cost or the estimated fair value of the property, less anticipated selling costs based upon the property’s appraised value at the date of transfer to ORE and management’s estimate of the fair value of the collateral, with any difference between the net realizable value of the property and the carrying value of the loan charged to the allowance for loan losses. Subsequent changes in the fair value of ORE are recognized as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Changes in the fair value of ORE, subsequent to the initial transfer to ORE, and costs incurred to maintain ORE are recorded in other operating expenses on the consolidated statements of income. Gains or losses not previously recognized resulting from the sale of ORE are also recognized in other operating expenses on the date of sale. ORE totaling $24.9 million and $27.0 million at December 31, 2011 and 2010, respectively, was included in the consolidated statements of financial position in interest receivable and other assets.

Goodwill

Goodwill is not amortized, but rather is subject to impairment tests annually, or more frequently if triggering events occur and indicate potential impairment. The Corporation’s annual goodwill impairment test was performed as of September 30, 2011, and based on a qualitative assessment, as permitted by FASB Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment (ASU 2011-08), which the Corporation early adopted as of September 30, 2011, the Corporation determined that it was not more-likely-than-not that the fair value of the Corporation’s sole reporting unit, Chemical Bank, was less than its carrying value, and that accordingly, no impairment existed for the Corporation’s goodwill at that date.

During the fourth quarter of 2011, the Corporation changed the date of its annual impairment testing for goodwill from September 30 to October 31. The change in the date of the annual goodwill impairment test represents a change in the method of applying an accounting principle. Management believes this change in accounting principle is preferable, as the later date better coincides with the Corporation’s annual budgeting and strategic planning processes. Management also believes that the change in the Corporation’s annual goodwill impairment testing date did not delay, accelerate or avoid a goodwill impairment charge. A preferability letter from the Corporation’s independent registered public accounting firm regarding this change in accounting principle has been filed as an exhibit to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Corporation elected to bypass the qualitative assessment of goodwill impairment that became acceptable as a result of adopting ASU 2011-08 and performed Step 1 of the goodwill impairment test as of October 31, 2011, consistent with the Corporation’s historical practice. The income and market approach methodologies prescribed in ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), were utilized to estimate the value of the Corporation’s goodwill under Step 1 of the goodwill impairment test. The income approach quantifies the present value of future economic benefits by capitalizing or discounting the cash flows of a business. This approach considers projected dividends, earnings, dividend paying capacity and future residual value. The market approach estimates the fair value of the entity by comparing it to similar companies that have recently been acquired or companies that are publicly traded on an organized exchange. The market approach includes a comparison of the financial condition of the entity against the financial characteristics and pricing information of comparable companies. As a result of performing the Step 1 goodwill impairment evaluation, the Corporation determined that its goodwill was not impaired at October 31, 2011.

Other Intangible Assets

Intangible assets consist of core deposit intangible assets, non-compete agreements and MSRs. Core deposit intangible assets are amortized over periods ranging from 10 to 15 years, primarily on an accelerated basis, as applicable. Non-compete agreements are amortized over the term of the agreement on a straight-line basis. MSRs are amortized in proportion to, and over the life of, the estimated net future servicing income of the underlying loans.

Share-based Compensation

The Corporation has granted stock options, stock awards and restricted stock performance units to certain executive and senior management employees. The Corporation accounts for stock options using the modified-prospective transition method. Under that method, compensation expense is recognized for stock options based on the estimated grant date fair value as computed using the Black-Scholes option pricing model and the probability of issuance. The Corporation accounts for stock awards based on the closing stock price of the Corporation’s common stock on the date of the award. The fair value of stock options and stock awards are recognized as compensation expense on a straight-line basis over the requisite service period. The Corporation accounts for restricted stock performance units based on the closing stock price of the Corporation’s common stock on the date of grant, discounted by the present value of estimated future dividends to be declared over the requisite performance or service period. The fair value of restricted stock performance units is recognized as compensation expense over the expected requisite performance period, or requisite service period for awards with multiple performance and service conditions.

Cash flows realized from the tax benefits of exercised stock option awards that result from actual tax deductions that are in excess of the recorded tax benefits related to the compensation expense recognized for those options (excess tax benefits) are classified as financing activities on the consolidated statements of cash flows.

Short-term Borrowings

Short-term borrowings are comprised of securities sold under agreements to repurchase with customers with original scheduled maturities of one year or less. These agreements are collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated statements of financial position. The dollar amount of the securities underlying the agreements remain in the Corporation’s investment securities portfolio. The Corporation’s securities sold under agreements to repurchase are considered a stable source of liquidity, much like its core deposit base, and are generally only provided to customers that have an established banking relationship with Chemical Bank.

Federal Home Loan Bank Advances

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

The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Corporation to record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At December 31, 2011 and 2010, the Corporation had not elected the fair value option for any financial assets or liabilities.

Pension and Postretirement Benefit Plan Actuarial Assumptions

The Corporation’s defined benefit pension, supplemental pension and postretirement benefit obligations and related costs are calculated using actuarial concepts and measurements. Two critical assumptions, the discount rate and the expected long-term rate of return on plan assets, are important elements of expense and/or benefit obligation measurements. Other assumptions involve employee demographic factors such as retirement patterns, mortality, turnover and the rate of future compensation increases, as well as future health care costs. The Corporation evaluates all assumptions annually.

The discount rate enables the Corporation to state expected future benefit payments as a present value on the measurement date. The Corporation determined the discount rate at December 31, 2011 and 2010 by utilizing the results from a discount rate model which involves selecting a portfolio of bonds to settle the projected benefit payments of the defined benefit pension plan. The selected bond portfolio is derived from a universe of corporate bonds rated at Aa quality. After the bond portfolio is selected, a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plan’s benefit payments which represents the discount rate. A lower discount rate increases the present value of benefit obligations and increases pension, supplemental pension and postretirement benefit expenses.

To determine the expected long-term rate of return on defined benefit pension plan assets, the Corporation considers the current and expected asset allocation of the defined benefit pension plan, as well as historical and expected returns on each asset class. A lower expected rate of return on defined benefit pension plan assets will increase pension expense.

The Corporation recognizes the over- or under-funded status of a plan as an other asset or other liability in the consolidated statements of financial position as measured by the difference between the fair value of the plan assets and the projected benefit obligation and any unrecognized prior service costs and actuarial gains and losses are recognized as a component of accumulated other comprehensive income (loss). The Corporation measures defined benefit plan assets and obligations as of December 31.

Advertising Costs

Advertising costs are expensed as incurred.

Income and Other Taxes

The Corporation is subject to the income and other tax laws of the United States, the State of Michigan and other states where nexus has been created. These laws are complex and are subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provision for income and other taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations and case law. In the process of preparing the Corporation’s tax returns, management attempts to make reasonable interpretations of enacted tax laws. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law.

The Corporation and its subsidiaries file a consolidated federal income tax return. The provision for federal income taxes is based on income and expenses, as reported in the consolidated financial statements, rather than amounts reported on the Corporation’s federal income tax return. The difference between the federal statutory income tax rate and the Corporation’s effective federal income tax rate is primarily a function of the proportion of the Corporation’s interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits. When income and expenses are recognized in different periods for tax purposes than for book purposes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Differences in the tax and book carrying amounts of assets and liabilities can also be generated when the Corporation acquires other banks or bank branches. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date of the change.

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

Uncertain income tax positions are evaluated to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50% likely to be realized. Reserves for contingent income tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of audits or examinations. The Corporation had no contingent income tax liabilities recorded at December 31, 2011 and 2010.

Comprehensive Income

Comprehensive income of the Corporation includes net income and adjustments to equity for changes in unrealized gains and losses on investment securities available-for-sale and the annual change in the difference between the fair value of pension and other postretirement plan assets and their respective projected benefit obligations, net of income taxes. The Corporation displays comprehensive income as a component in the consolidated statements of changes in shareholders’ equity.

Adopted Accounting Pronouncements

Fair Value Measurements and Disclosures:    In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires new disclosures about purchases, sales, issuances and settlements, on a gross basis, in the reconciliation of Level 3 fair value measurements for assets and liabilities measured on a recurring basis. The adoption of ASU 2010-06 on January 1, 2011 for the reconciliation of Level 3 fair value measurements did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

Testing Goodwill for Impairment:    In December 2010, the FASB issued ASU No. 2010-28, Intangibles (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 provides guidance on (i) the circumstances under which Step 2 of the goodwill impairment test must be performed for reporting units with zero or negative carrying amounts, and (ii) the qualitative factors to be taken into account when performing Step 2 in determining whether it is more-likely-than-not that an impairment exists. ASU 2010-28 is effective for public entities for fiscal years beginning after December 15, 2010, with early adoption prohibited. Upon initial application, all entities having reporting units with zero or negative carrying amounts are required to assess whether it is more-likely-than-not that impairment exists and any resulting goodwill impairment should be recognized as a cumulative-effect adjustment to opening retained earnings in the period of adoption. The adoption of ASU 2010-28 on January 1, 2011 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing for Goodwill Impairment (ASU 2011-08). Prior to ASU 2011-08, a two-step test was required to be performed at least annually to assess goodwill for impairment. In Step 1, the fair value of a reporting unit was computed and compared to the carrying value, and if the fair value was lower, then Step 2 was used to measure the amount of goodwill impairment, if any. ASU 2011-08 permits an entity to make a qualitative assessment as to whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment test. If an entity concludes that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, it would not be required to perform the two-step impairment test for the reporting unit. ASU 2011-08 applies to both an entity’s annual and, if necessary, interim goodwill impairment test. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Corporation elected to early adopt ASU 2011-08 as of September 30, 2011 and applied the qualitative assessment approach to its annual goodwill impairment test as of that same date. The adoption of ASU 2011-08 did not have a material impact on the Corporation’s consolidated financial condition or results of operations. See Note 6, Goodwill, to the consolidated financial statements for a further discussion of the Corporation’s annual goodwill impairment test.

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

Determination of Troubled Debt Restructurings and Related Disclosures:    In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (ASU 2011-02). ASU 2011-02 provides additional clarifying guidance for creditors in determining whether modifications to a loan constitute a concession granted by the creditor; evaluating whether a restructuring results in a delay in payment that is insignificant; and determining whether a debtor is experiencing financial difficulties. ASU 2011-02 also establishes the effective date for certain disclosures about loans modified under troubled debt restructurings that had been delayed by the FASB’s issuance of ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in

Update No. 2010- 20. For public entities, ASU 2011-02 (including related disclosures) is effective for the first interim or annual period beginning on or after June 15, 2011, with early adoption permitted. The adoption of ASU 2011-02 as of July 1, 2011 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

As a result of adopting the amendments of ASU 2011-02, the Corporation reassessed all loan modifications and restructurings that occurred on or after January 1, 2011 for identification as a TDR. No new TDRs resulted from this assessment. See Note 4, Loans, to the consolidated financial statements for disclosures related to TDRs.

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

Presentation of Comprehensive Income:    In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 amends current guidance by (i) eliminating the option to present components of other comprehensive income (OCI) as part of the statement of changes in shareholders’ equity, (ii) requiring the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements, and (iii) requiring the presentation of reclassification adjustments on the face of the statement. The amendments of ASU 2011-05 do not change the option to present components of OCI either before or after related income tax effects, the items that must be reported in OCI, when an item of OCI should be reclassified to net income, or the computation of earnings per share (which continues to be based on net income). In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the effective date for some pending changes resulting from ASU 2011-05, including the requirement to present items that are reclassified from accumulated OCI to net income with the components of net income and OCI. All other requirements of ASU 2011-05 are not affected by ASU 2011-12. The requirements of ASU 2011-05 not affected by ASU 2011-12 are effective for interim and annual periods beginning on or after December 15, 2011 for public companies, with early adoption permitted and retrospective application required. The adoption of ASU 2011-05 is not expected to have a material impact on the Corporation’s consolidated financial condition or results of operations.

NOTE 2 — ACQUISITION

O.A.K. Financial Corporation

On April 30, 2010, the Corporation acquired OAK for total consideration of $83.7 million. The total consideration consisted of the issuance of 3,529,772 shares of the Corporation’s common stock with a total value of $83.7 million based upon a price per share of the Corporation’s common stock of $23.70 at the acquisition date, the exchange of 26,425 vested stock options for the outstanding vested stock options of OAK with a value of the exchange at the acquisition date of approximately $41,000 and approximately $8,000 of cash in lieu of fractional shares. The issuance of 3,529,772 shares of the Corporation’s common stock was based on an exchange rate of 1.306 times the 2,703,009 outstanding shares of OAK at the acquisition date. There were no contingencies resulting from the acquisition.

OAK, a bank holding company, owned Byron Bank, which provided traditional commercial banking services and products through 14 banking offices serving communities in Ottawa, Allegan and Kent counties in west Michigan. Byron Bank was consolidated with and into Chemical Bank on July 23, 2010. At the acquisition date, OAK had total assets of $820 million, including total loans of $627 million and total deposits of $693 million, including brokered deposits of $193 million.

Upon acquisition, the OAK loan portfolio had contractually required principal and interest payments receivable of $683 million and $97 million, respectively, expected principal and interest cash flows of $636 million and $88 million, respectively, and a fair value of $627 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $56 million at the acquisition date, with $47 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $97 million at the acquisition date. The outstanding contractual principal balance and the carrying amount of the acquired loan portfolio were $530 million and $493 million, respectively, at December 31, 2011, compared to $597 million and $552 million, respectively, at December 31, 2010.

Activity for the accretable yield, which includes contractually due interest, of acquired loans follows:

	Year ended December 31,
	2011	2010
	(In thousands)
Balance at beginning of period	$72,863	$—
Additions	—	96,859
Disposals	—	—
Accretion recognized in interest income	(29,804)	(23,996)
Reclassification from (to) nonaccretable difference	300	—

Balance at end of period	$43,359	$72,863

NOTE 3 — INVESTMENT SECURITIES

The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at December 31, 2011 and 2010:

	Investment Securities Available-for-Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
December 31, 2011
Government sponsored agencies	$70,486	$240	$47	$70,679
State and political subdivisions	42,881	2,354	—	45,235
Residential mortgage-backed securities	117,198	3,883	301	120,780
Collateralized mortgage obligations	332,632	600	832	332,400
Corporate bonds	97,558	45	835	96,768
Preferred stock	1,389	46	21	1,414

Total	$662,144	$7,168	$2,036	$667,276

December 31, 2010
Government sponsored agencies	$117,167	$394	$40	$117,521
State and political subdivisions	45,951	326	231	46,046
Residential mortgage-backed securities	132,683	4,439	187	136,935
Collateralized mortgage obligations	233,202	911	192	233,921
Corporate bonds	43,115	99	467	42,747
Preferred stock	1,389	51	—	1,440

Total	$573,507	$6,220	$1,117	$578,610

	Investment Securities Held-to-Maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
December 31, 2011
State and political subdivisions	$172,839	$6,807	$342	$179,304
Trust preferred securities	10,500	—	6,035	4,465

Total	$183,339	$6,807	$6,377	$183,769

December 31, 2010
State and political subdivisions	$154,900	$2,106	$1,758	$155,248
Trust preferred securities	10,500	—	6,560	3,940

Total	$165,400	$2,106	$8,318	$159,188

The majority of the Corporation’s residential mortgage-backed securities and collateralized mortgage obligations are backed by a U.S. government agency (Government National Mortgage Association) or a government sponsored enterprise (Federal Home Loan Mortgage Corporation or Federal National Mortgage Association).

At December 31, 2011, the Corporation held $10.5 million of trust preferred investment securities that were recorded as held-to-maturity, with $10.0 million of these securities representing a 100% interest in a trust preferred investment security of a small non-public bank holding company in Michigan that has been assessed by the Corporation as financially strong. The remaining $0.5 million represents a 10% interest in another trust preferred investment security of a small non-public bank holding company located in Michigan that recognized a small amount of net income in 2011, compared to a net loss in 2010, and was considered well-capitalized under regulatory guidelines at December 31, 2011.

At December 31, 2011, it was the Corporation’s opinion that the market for trust preferred investment securities was not active, and thus, in accordance with GAAP, when there is a significant decrease in the volume and activity for an asset or liability in relation to normal market activity, adjustments to transaction or quoted prices may be necessary or a change in valuation technique or multiple valuation techniques may be appropriate. The fair values of the trust preferred investment securities were based upon a calculation of discounted cash flows. The cash flows were discounted based upon both observable inputs and appropriate risk adjustments that market participants would make for possible nonperformance, illiquidity and issuer specifics. An independent third party provided the Corporation with observable inputs based on the existing market and insight into appropriate rate of return adjustments that market participants would require for the additional risk associated with a single issue investment security of this nature. Using a model that incorporated the average current yield of publicly traded performing trust preferred securities of large financial institutions with no known material financial difficulties at December 31, 2011, and adjusted for both illiquidity and the specific characteristics of the issuer, such as size, leverage position and location, the Corporation calculated an implied yield of 43% on its $10.0 million trust preferred investment security and 33% for its $0.5 million trust preferred investment security. Based upon these implied yields, the fair values of the $10.0 million and $0.5 million trust preferred investment securities at December 31, 2011 were calculated by the Corporation at $4.3 million and $0.2 million, respectively, resulting in a combined unrealized loss of $6.0 million at that date. At December 31, 2011, the Corporation concluded that the $6.0 million of combined unrealized loss on the trust preferred investment securities was temporary in nature.

The following is a summary of the amortized cost and fair value of investment securities at December 31, 2011, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

	December 31, 2011
	Amortized Cost	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$343,484	$345,415
Due after one year through five years	241,070	241,405
Due after five years through ten years	60,595	62,695
Due after ten years	15,606	16,347
Preferred stock	1,389	1,414

Total	$662,144	$667,276

	December 31, 2011
	Amortized Cost	Fair Value
	(In thousands)
Investment Securities Held-to-Maturity:
Due in one year or less	$25,963	$26,063
Due after one year through five years	75,577	77,297
Due after five years through ten years	51,555	54,361
Due after ten years	30,244	26,048

Total	$183,339	$183,769

The following schedule summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized losses at December 31, 2011 and 2010, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Government sponsored agencies	$9,883	$36	$9,632	$11	$19,515	$47
State and political subdivisions	—	—	31,706	342	31,706	342
Residential mortgage-backed securities	27,367	152	19,018	149	46,385	301
Collateralized mortgage obligations	200,218	703	18,176	129	218,394	832
Corporate bonds	50,590	415	14,580	420	65,170	835
Trust preferred securities	—	—	4,465	6,035	4,465	6,035
Preferred stock	—	—	319	21	319	21

Total	$288,058	$1,306	$97,896	$7,107	$385,954	$8,413

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Government sponsored agencies	$20,117	$40	$—	$—	$20,117	$40
State and political subdivisions	71,900	1,863	3,800	126	75,700	1,989
Residential mortgage-backed securities	26,117	187	—	—	26,117	187
Collateralized mortgage obligations	57,556	170	9,616	22	67,172	192
Corporate bonds	24,683	317	2,341	150	27,024	467
Trust preferred securities	—	—	3,940	6,560	3,940	6,560

Total	$200,373	$2,577	$19,697	$6,858	$220,070	$9,435

An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security at December 31, 2011, represented an OTTI. Management believed that the unrealized losses on investment securities at December 31, 2011 were temporary in nature and due primarily to changes in interest rates, increased credit spreads and reduced market liquidity and not as a result of credit-related issues. Unrealized losses of $6.0 million in the trust preferred securities portfolio, related to trust preferred securities of two well-capitalized bank holding companies in Michigan, were assessed by the Corporation to be attributable to illiquidity in certain financial markets. The Corporation performed an analysis of the creditworthiness of these issuers and concluded that, at December 31, 2011, the Corporation expected to recover the entire amortized cost basis of these investment securities.

At December 31, 2011, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, at December 31, 2011, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. Additionally, no impairment loss was realized in the Corporation’s consolidated statement of income for the year ended December 31, 2011. However, there is no assurance that OTTI may not occur in the future.

Investment securities with an amortized cost of $537 million and $435 million at December 31, 2011 and 2010, respectively, were pledged to secure public fund deposits, short-term borrowings and for other purposes as required by law.

NOTE 4 — LOANS

Loan portfolio segments are defined as the level at which an entity develops and documents a systematic methodology to determine its allowance. The Corporation has two loan portfolio segments (commercial loans and consumer loans) which it uses in determining the allowance. Both quantitative and qualitative factors are used by management at the loan portfolio segment level in determining the adequacy of the allowance for the Corporation. Classes of loans are a disaggregation of an entity’s loan portfolio segments. Classes of loans are defined as a group of loans that share similar initial measurement attributes, risk characteristics, and methods for monitoring and assessing credit risk. The Corporation has seven classes of loans, which are set forth below.

Commercial — Loans and lines of credit to varying types of businesses, including municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital, operational needs and term financing of equipment. Repayment of such loans is generally provided through operating cash flows of the business. Commercial loans are predominately secured by equipment, inventory, accounts receivable, personal guarantees of the owner and other sources of repayment, although the Corporation may also secure commercial loans with real estate.

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

Land development — Secured development loans made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date. Land development loans at December 31, 2011 and 2010 were primarily comprised of loans to develop residential properties.

Real estate residential — Loans secured by one- to four-family residential properties generally with fixed interest rates of fifteen years or less. The loan-to-value ratio at the time of origination is generally 80% or less. Real estate residential loans with a loan-to-value ratio of more than 80% generally require private mortgage insurance.

Consumer installment — Loans to consumers primarily for the purpose of acquiring automobiles, recreational vehicles and boats. These loans consist of relatively small amounts that are spread across many individual borrowers.

Home equity — Loans and lines of credit whereby consumers utilize equity in their personal residence, generally through a second mortgage, as collateral to secure the loan.

Commercial, real estate commercial, real estate construction and land development loans are referred to as the Corporation’s commercial loan portfolio, while real estate residential, consumer installment and home equity loans are referred to as the Corporation’s consumer loan portfolio.

A summary of loans follows:

	December 31,
	2011	2010
	(In thousands)
Commercial loan portfolio:
Commercial	$895,150	$818,997
Real estate commercial	1,071,999	1,076,971
Real estate construction	73,355	89,234
Land development	44,821	53,386

Subtotal	2,085,325	2,038,588

Consumer loan portfolio:
Real estate residential	861,716	798,046
Consumer installment	484,058	468,132
Home equity	400,186	376,896

Subtotal	1,745,960	1,643,074

Total loans	$3,831,285	$3,681,662

Chemical Bank has extended loans to its directors, executive officers and their affiliates. These loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time, and did not involve more than the normal risk of repayment by the borrower. The aggregate loans outstanding to the directors, executive officers and their affiliates totaled approximately $16.2 million at December 31, 2011 and $14.6 million at December 31, 2010. During 2011 and 2010, there were $35.1 million and $23.5 million, respectively, of new loans and other additions, while repayments and other reductions totaled $33.5 million and $27.3 million, respectively.

Loans held for sale, comprised of fixed-rate real estate residential loans, were $18.8 million at December 31, 2011 and $20.5 million at December 31, 2010. The Corporation sold real estate residential loans totaling $219 million in 2011 and $275 million in 2010. The only loans purchased by the Corporation during 2011 and 2010 were those acquired in the OAK acquisition in 2010, as discussed in Note 2.

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

The Corporation has a commercial loan portfolio approval process involving underwriting and individual and group loan approval authorities to consider credit quality and loss exposure at loan origination. The loans in the Corporation’s commercial loan portfolio are risk rated at origination based on the grading system set forth below. The approval authority of relationship managers is established based on experience levels, with credit decisions greater than $1.0 million requiring group loan authority approval, except for four executive and senior officers who have varying limits exceeding $1.5 million and up to $3.5 million. With respect to the group loan authorities, the Corporation has a loan committee, consisting of certain executive and senior officers, that meets weekly to consider loans ranging in amounts from $1.0 million to $5.0 million, depending on risk rating and credit action required. A directors’ loan committee, consisting of ten members of the board of directors, including the chief executive officer, and the senior credit officer, meets bi-weekly to consider loans ranging in amounts from $5.0 million to $10.0 million, and certain loans under $5.0 million depending on a loan’s risk rating and credit action required. Loans over $10.0 million require the approval of the board of directors.

The majority of the Corporation’s consumer loan portfolio is comprised of secured loans that are relatively small. The Corporation’s consumer loan portfolio has a centralized approval process which utilizes standardized underwriting criteria. The ongoing measurement of credit quality of the consumer loan portfolio is largely done on an exception basis. If payments are made on schedule, as agreed, then no further monitoring is performed. However, if delinquency occurs, the delinquent loans are turned over to the Corporation’s collection department for resolution; resulting in repossession or foreclosure if payments are not brought current. Credit quality for the entire consumer loan portfolio is measured by the periodic delinquency rate, nonaccrual amounts and actual losses incurred.

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

The Corporation maintains a centralized independent loan review function that monitors the approval process and ongoing asset quality of the loan portfolio, including the accuracy of loan grades. The Corporation also maintains an independent appraisal review function that participates in the review of all appraisals obtained by the Corporation for loans in the commercial loan portfolio.

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

Risk Grades 1-5 (Acceptable Credit Quality) — All loans in risk grades 1 through 5 are considered to be acceptable credit risks by the Corporation and are grouped for purposes of allowance for loan loss considerations and financial reporting. The five grades essentially represent a ranking of loans that are all viewed to be of acceptable credit quality, taking into consideration the various factors mentioned above, but with varying degrees of financial strength, debt coverage, management and factors that could impact credit quality. Business credits within risk grades 1 through 5 range from Risk Grade 1: Prime Quality (factors include: excellent business credit; excellent debt capacity and coverage; outstanding management; strong guarantors; superior liquidity and net worth; favorable loan-to-value ratios; debt secured by cash or equivalents, or backed by the full faith and credit of the U.S. Government) to Risk Grade 5: Acceptable Quality With Care (factors include: acceptable business credit, but with added risk due to specific industry or internal situations).

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

The Corporation considers all loans in risk grades 1 through 5 as acceptable credit risks and structures and manages such relationships accordingly. Periodic financial and operating data combined with regular loan officer interactions are deemed adequate to monitor borrower performance. Loans with risk grades of 6 and 7 are considered “watch credits” and the frequency of loan officer contact and receipt of financial data is increased to stay abreast of borrower performance. Loans with risk grades of 8 and 9 are considered problematic and require special care. Further, loans with risk grades of 6 through 9 are managed and monitored regularly through a number of processes, procedures and committees, including oversight by a loan administration committee comprised of executive and senior management of the Corporation, which include highly structured reporting of financial and operating data, intensive loan officer intervention and strategies to exit, as well as potential management by the Corporation’s special assets group.

The following schedule presents the recorded investment of loans in the commercial loan portfolio by risk rating categories at December 31, 2011 and 2010:

	Commercial	Real Estate Commercial	Real Estate Construction	Land Development	Total
	(In thousands)
December 31, 2011
Originated Portfolio:
Risk Grades 1-5	$706,040	$692,193	$54,029	$14,791	$1,467,053
Risk Grade 6	20,531	29,788	287	6,874	57,480
Risk Grade 7	26,238	48,648	—	2,400	77,286
Risk Grade 8	9,828	40,130	—	4,593	54,551
Risk Grade 9	898	4,308	—	1,597	6,803

Subtotal	763,535	815,067	54,316	30,255	1,663,173

Acquired Portfolio:
Risk Grades 1-5	111,846	231,669	18,883	8,358	370,756
Risk Grade 6	9,990	14,346	—	1,277	25,613
Risk Grade 7	3,101	8,556	—	596	12,253
Risk Grade 8	6,678	2,361	156	4,335	13,530
Risk Grade 9	—	—	—	—	—

Subtotal	131,615	256,932	19,039	14,566	422,152

Total	$895,150	$1,071,999	$73,355	$44,821	$2,085,325

December 31, 2010:
Originated Portfolio:
Risk Grades 1-5	$619,150	$656,471	$67,907	$15,797	$1,359,325
Risk Grade 6	22,173	39,653	737	8,935	71,498
Risk Grade 7	16,480	35,471	551	983	53,485
Risk Grade 8	16,061	57,287	—	6,537	79,885
Risk Grade 9	607	3,271	—	2,430	6,308

Subtotal	674,471	792,153	69,195	34,682	1,570,501

Acquired Portfolio:
Risk Grades 1-5	119,943	249,495	19,796	12,667	401,901
Risk Grade 6	10,236	18,202	—	—	28,438
Risk Grade 7	6,050	14,896	—	457	21,403
Risk Grade 8	8,282	2,225	243	5,580	16,330
Risk Grade 9	15	—	—	—	15

Subtotal	144,526	284,818	20,039	18,704	468,087

Total	$818,997	$1,076,971	$89,234	$53,386	$2,038,588

The Corporation evaluates the credit quality of loans in the consumer loan portfolio based on the performing or nonperforming status of the loan. Loans in the consumer loan portfolio that are performing in accordance with original contractual terms and are less than 90 days past due and accruing interest are considered to be in a performing status, while those that are not performing in accordance with original contractual terms and are more than 90 days past due are considered to be in a nonperforming status. Loans in the consumer loan portfolio that are reported as TDRs are considered in a nonperforming status until they meet the Corporation’s definition of a performing TDR, at which time they are considered in a performing status. The following schedule presents the recorded investment of loans in the consumer loan portfolio based on loans in a performing status and loans in a nonperforming status at December 31, 2011 and 2010:

	Real Estate Residential	Consumer Installment	Home Equity	Total Consumer
	(In thousands)
December 31, 2011
Originated Loans:
Performing	$818,044	$479,237	$349,850	$1,647,131
Nonperforming	22,708	1,707	3,783	28,198

Subtotal	840,752	480,944	353,633	1,675,329

Acquired Loans:
Performing	19,387	3,114	46,091	68,592
Nonperforming	1,577	—	462	2,039

Subtotal	20,964	3,114	46,553	70,631

Total	$861,716	$484,058	$400,186	$1,745,960

December 31, 2010:
Originated Loans:
Performing	$733,461	$460,203	$321,854	$1,515,518
Nonperforming	37,638	1,846	3,895	43,379

Subtotal	771,099	462,049	325,749	1,558,897

Acquired Loans:
Performing	25,406	6,083	50,873	82,362
Nonperforming	1,541	—	274	1,815

Subtotal	26,947	6,083	51,147	84,177

Total	$798,046	$468,132	$376,896	$1,643,074

Nonperforming Loans

A summary of nonperforming loans follows:

	December 31,
	2011	2010
	(In thousands)
Nonaccrual loans:
Commercial	$10,726	$16,668
Real estate commercial	44,438	60,558
Real estate construction and land development	6,190	8,967
Real estate residential	12,573	12,083
Consumer installment and home equity	4,467	4,686

Total nonaccrual loans	78,394	102,962

Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	1,381	530
Real estate commercial	374	1,350
Real estate construction and land development	287	1,220
Real estate residential	752	3,253
Consumer installment and home equity	1,023	1,055

Total accruing loans contractually past due 90 days or more as to interest or principal payments	3,817	7,408

Nonperforming TDRs:
Commercial loan portfolio	14,675	15,057
Consumer loan portfolio	9,383	22,302

Total nonperforming TDRs	24,058	37,359

Total nonperforming loans	$106,269	$147,729

There was no interest income recognized on nonaccrual loans during 2011, 2010 and 2009 while the loans were in nonaccrual status. During 2011 and 2010, the Corporation recognized $1.0 million and $1.1 million, respectively, of interest income on these loans while they were in an accruing status. Additional interest income that would have been recorded on these loans had they been current in accordance with their original terms was $6.0 million in 2011, $5.9 million in 2010 and $6.1 million in 2009. During 2011 and 2010, the Corporation recognized interest income of $2.3 million and $1.8 million, respectively, on TDRs.

Impaired Loans

The following schedule presents impaired loans by classes of loans at December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Annual Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Impaired loans with a valuation allowance:
Commercial	$6,362	$7,650	$1,480	$6,997	$—
Real estate commercial	20,050	21,370	6,775	27,762	—
Land development	902	934	327	1,928	—
Real estate residential	25,012	25,012	704	22,525	1,433

Subtotal	52,326	54,966	9,286	59,212	1,433

Impaired loans with no related valuation allowance:
Commercial	19,559	29,349	—	22,900	1,000
Real estate commercial	40,953	54,249	—	41,663	767
Real estate construction	156	934	—	181	12
Land development	10,187	15,788	—	11,507	352
Real estate residential	12,573	12,573	—	16,054	—
Consumer installment	1,707	1,707	—	2,665	—
Home equity	2,760	2,760	—	3,126	—

Subtotal	87,895	117,360	—	98,096	2,131

Total impaired loans:
Commercial	25,921	36,999	1,480	29,897	1,000
Real estate commercial	61,003	75,619	6,775	69,425	767
Real estate construction	156	934	—	181	12
Land development	11,089	16,722	327	13,435	352
Real estate residential	37,585	37,585	704	38,579	1,433
Consumer installment	1,707	1,707	—	2,665	—
Home equity	2,760	2,760	—	3,126	—

Total	$140,221	$172,326	$9,286	$157,308	$3,564

The following schedule presents impaired loans by classes of loans at December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Annual Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Impaired loans with a valuation allowance:
Commercial	$8,289	$8,675	$2,947	$12,035	$—
Real estate commercial	34,681	35,744	11,356	30,764	—
Land development	1,881	1,984	663	2,939	—
Real estate residential	22,302	22,302	806	18,890	878

Subtotal	67,153	68,705	15,772	64,628	878

Impaired loans with no related valuation allowance:
Commercial	28,597	39,927	—	18,030	1,114
Real estate commercial	38,689	51,722	—	36,629	371
Land development	10,498	15,039	—	9,888	84
Real estate residential	12,083	12,083	—	11,989	—
Consumer installment	1,751	1,751	—	1,691	—
Home equity	2,935	2,935	—	2,834	—

Subtotal	94,553	123,457	—	81,061	1,569

Total impaired loans:
Commercial	36,886	48,602	2,947	30,065	1,114
Real estate commercial	73,370	87,466	11,356	67,393	371
Land development	12,379	17,023	663	12,827	84
Real estate residential	34,385	34,385	806	30,879	878
Consumer installment	1,751	1,751	—	1,691	—
Home equity	2,935	2,935	—	2,834	—

Total	$161,706	$192,162	$15,772	$145,689	$2,447

The difference between an impaired loan’s recorded investment and the unpaid principal balance represents either (i) for originated loans, a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management’s assessment that full collection of the loan balance is not likely or (ii) for acquired loans that meet the definition of an impaired loan, fair value adjustments recognized at the acquisition date attributable to expected credit losses and the discounting of expected cash flows at market interest rates. The difference between the recorded investment and the unpaid principal balance of $32.1 million and $30.5 million at December 31, 2011 and December 31, 2010, respectively, includes confirmed losses (partial charge-offs) of $21.7 million and $19.8 million, respectively, and fair value discount adjustments of $10.4 million and $10.7 million, respectively.

Impaired loans included $17.4 million and $21.4 million at December 31, 2011 and December 31, 2010, respectively, of acquired loans that were not performing in accordance with original contractual terms. These loans are not reported as nonperforming loans, as a market yield adjustment was recognized on these loans at acquisition that is being amortized into interest income. Impaired loans at December 31, 2011 also included $20.4 million of performing TDRs.

The following schedule presents the aging status of the recorded investment in loans by portfolio segment/class at December 31, 2011 and 2010.

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
December 31, 2011
Originated Portfolio:
Commercial	$5,207	$6,268	$1,381	$10,726	$23,582	$739,953	$763,535
Real estate commercial	9,967	3,241	374	44,438	58,020	757,047	815,067
Real estate construction	—	—	287	—	287	54,029	54,316
Land development	—	—	—	6,190	6,190	24,065	30,255
Real estate residential	5,591	76	752	12,573	18,992	821,760	840,752
Consumer installment	3,449	1,174	—	1,707	6,330	474,614	480,944
Home equity	2,038	408	1,023	2,760	6,229	347,404	353,633

Total	$26,252	$11,167	$3,817	$78,394	$119,630	$3,218,872	$3,338,502

Acquired Portfolio:
Commercial	$394	$—	$7,808	$—	$8,202	$123,413	$131,615
Real estate commercial	1,820	—	2,592	—	4,412	252,520	256,932
Real estate construction	—	—	156	—	156	18,883	19,039
Land development	—	—	4,780	—	4,780	9,786	14,566
Real estate residential	288	—	1,577	—	1,865	19,099	20,964
Consumer installment	49	11	—	—	60	3,054	3,114
Home equity	641	262	462	—	1,365	45,188	46,553

Total	$3,192	$273	$17,375	$—	$20,840	$471,943	$492,783

December 31, 2010
Originated Portfolio:
Commercial	$6,788	$3,645	$530	$16,668	$27,631	$646,840	$674,471
Real estate commercial	9,960	4,139	1,350	60,558	76,007	716,146	792,153
Real estate construction	689	—	—	—	689	68,506	69,195
Land development	—	119	1,220	8,967	10,306	24,376	34,682
Real estate residential	1,126	6,610	3,253	12,083	23,072	748,027	771,099
Consumer installment	6,179	1,741	95	1,751	9,766	452,283	462,049
Home equity	3,046	825	960	2,935	7,766	317,983	325,749

Total	$27,788	$17,079	$7,408	$102,962	$155,237	$2,974,161	$3,129,398

Acquired Portfolio:
Commercial	$131	$64	$10,445	$—	$10,640	$133,886	$144,526
Real estate commercial	993	—	3,302	—	4,295	280,523	284,818
Real estate construction	736	—	243	—	979	19,060	20,039
Land development	2,697	—	5,580	—	8,277	10,427	18,704
Real estate residential	685	—	1,541	—	2,226	24,721	26,947
Consumer installment	19	43	—	—	62	6,021	6,083
Home equity	85	34	274	—	393	50,754	51,147

Total	$5,346	$141	$21,385	$—	$26,872	$525,392	$552,264

Loans Modified Under Troubled Debt Restructurings (TDRs)

The following schedule presents the Corporation’s TDRs at December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
	(In thousands)
Commercial loan portfolio	$4,765	$14,675	$19,440	$—	$15,057	$15,057
Consumer loan portfolio	15,629	9,383	25,012	—	22,302	22,302

Total	$20,394	$24,058	$44,452	$—	$37,359	$37,359

The following schedule provides information on performing and nonperforming TDRs at December 31, 2011 that were modified during the twelve months ended December 31, 2011:

	Twelve Months Ended December 31, 2011
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	19	$4,708	$4,708
Real estate commercial	25	6,267	6,267

Subtotal	44	10,975	10,975
Consumer loan portfolio (real estate residential)	126	10,545	10,127

Total	170	$21,520	$21,102

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. The difference between the pre-modification and post-modification recorded investment of real estate residential TDRs represents impairment recognized by the Corporation through the provision for loan losses computed based on a loan’s post-modification present value of expected future cash flows discounted at the loan’s original effective interest rate. No provision for loan losses was recognized related to TDRs in the commercial loan portfolio as the Corporation does not expect to incur a loss on these loans based on its assessment of the borrower’s expected cash flows.

The following schedule includes performing and nonperforming TDRs at December 31, 2011, and TDRs that were transferred to nonaccrual status during 2011, for which there was a payment default during the twelve months ended December 31, 2011, whereby the borrower was past due with respect to principal and/or interest for 90 days or more, and the loan became a TDR during the twelve-month period prior to the default:

	Number of Loans	Principal Balance at December 31, 2011
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	7	$2,659
Real estate commercial	9	1,828

Subtotal	16	4,487
Consumer loan portfolio (real estate residential)	18	1,740

Total	34	$6,227

Allowance for Loan Losses

The following schedule presents, by loan portfolio segment, the changes in the allowance for the year ended December 31, 2011 and details regarding the balance in the allowance and the recorded investment in loans at December 31, 2011 by impairment evaluation method.

	Commercial Loan Portfolio	Consumer Loan Portfolio	Unallocated	Total
	(In thousands)
Changes in allowance for loan losses for the year ended December 31, 2011:
Beginning balance	$59,443	$27,338	$2,749	$89,530
Provision for loan losses	14,196	11,031	773	26,000
Charge-offs	(20,571)	(11,537)	—	(32,108)
Recoveries	2,577	2,334	—	4,911

Ending balance	$55,645	$29,166	$3,522	$88,333

Allowance for loan losses balance at December 31, 2011 attributable to:
Loans individually evaluated for impairment	$8,582	$704	$—	$9,286
Loans collectively evaluated for impairment	45,863	28,062	3,522	77,447
Loans acquired with deteriorated credit quality	1,200	400	—	1,600

Total	$55,645	$29,166	$3,522	$88,333

Recorded investment (loan balance) at December 31, 2011:
Loans individually evaluated for impairment	$80,794	$25,012	$—	$105,806
Loans collectively evaluated for impairment	1,582,379	1,650,317	—	3,232,696
Loans acquired with deteriorated credit quality	422,152	70,631	—	492,783

Total	$2,085,325	$1,745,960	$—	$3,831,285

The following presents, by loan portfolio segment, the changes in the allowance for the year ended December 31, 2010 and details regarding the balance in the allowance and the recorded investment in loans at December 31, 2010 by impairment evaluation method.

	Commercial Loan Portfolio	Consumer Loan Portfolio	Unallocated	Total
	(In thousands)
Changes in allowance for loan losses for the year ended December 31, 2010:
Beginning balance	$48,239	$30,907	$1,695	$80,841
Provision for loan losses	31,617	12,929	1,054	45,600
Charge-offs	(21,780)	(18,706)	—	(40,486)
Recoveries	1,367	2,208	—	3,575

Ending balance	$59,443	$27,338	$2,749	$89,530

Allowance for loan losses balance at December 31, 2010 attributable to:
Loans individually evaluated for impairment	$14,966	$806	$—	$15,772
Loans collectively evaluated for impairment	44,477	26,532	2,749	73,758
Loans acquired with deteriorated credit quality	—	—	—	—

Total	$59,443	$27,338	$2,749	$89,530

Recorded investment (loan balance) at December 31, 2010:
Loans individually evaluated for impairment	$101,250	$22,302	$—	$123,552
Loans collectively evaluated for impairment	1,469,251	1,536,595	—	3,005,846
Loans acquired with deteriorated credit quality	468,087	84,177	—	552,264

Total	$2,038,588	$1,643,074	$—	$3,681,662

At December 31, 2011, the $1.6 million allowance attributable to acquired loans was primarily related to one of the acquired loan pools experiencing a decline in expected cash flows as of that date. There were no material changes in expected cash flows for the remaining acquired loan pools at December 31, 2011. An allowance related to acquired loans was not required at December 31, 2010.

NOTE 5 — PREMISES AND EQUIPMENT

A summary of premises and equipment follows:

	December 31,
	2011	2010
	(In thousands)
Land	$17,987	$17,344
Buildings	80,805	78,286
Equipment	54,196	51,123

	152,988	146,753
Accumulated depreciation	(86,991)	(80,792)

Total Premises and Equipment	$65,997	$65,961

NOTE 6 — GOODWILL

Goodwill was $113.4 million at December 31, 2011 and 2010. During 2010, the Corporation acquired OAK, which resulted in the recognition of $43.5 million of goodwill. Goodwill recognized in the OAK acquisition was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and OAK. No amount of goodwill recorded in conjunction with the OAK acquisition is deductible for tax purposes.

Goodwill is subject to impairment testing annually and on an interim basis if events or changes in circumstances indicate assets might be impaired. The Corporation’s most recent goodwill impairment test performed as of October 31, 2011 did not indicate that an impairment of goodwill existed. The Corporation also determined that no triggering events occurred that indicated impairment from the most recent valuation date through December 31, 2011 and that the Corporation’s goodwill was not impaired at December 31, 2011. Refer to Note 1 under the heading “Goodwill” for information regarding the Corporation’s change in the date of its annual impairment test.

NOTE 7 — OTHER ACQUIRED INTANGIBLE ASSETS

The following sets forth the carrying amounts, accumulated amortization and amortization expense of other acquired intangible assets:

	December 31, 2011			December 31, 2010
	Original Amount	Accumulated Amortization	Carrying Amount	Original Amount	Accumulated Amortization	Carrying Amount
	(In thousands)
Core deposit intangible assets	$26,468	$18,589	$7,879	$26,468	$17,062	$9,406
Non-compete agreements	678	678	—	678	345	333

Total other acquired intangible assets	$27,146	$19,267	$7,879	$27,146	$17,407	$9,739

There were no additions of other acquired intangible assets during 2011. In conjunction with the OAK acquisition in 2010, the Corporation recorded $8.4 million in core deposit intangible assets and $0.7 million in non-compete agreements.

Amortization expense on other acquired intangible assets totaled $1.9 million during 2011, $1.7 million during 2010 and $0.7 million during 2009. Estimated amortization expense on other acquired intangible assets for the years ending after December 31, 2011 follows: 2012 - $1.5 million; 2013 - $1.3 million; 2014 - $1.1 million; 2015 - $1.1 million; 2016 - $0.9 million; 2017 and thereafter - $2.0 million

NOTE 8 — MORTGAGE SERVICING RIGHTS

The following shows the net carrying value and fair value of MSRs and the total loans that the Corporation is servicing for others:

	December 31, 2011	December 31, 2010
	(In thousands)
Net carrying value of MSRs	$3,593	$3,782

Fair value of MSRs	$4,757	$5,674

Loans serviced for others that have servicing rights capitalized	$902,812	$891,937

The fair value of MSRs was estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration expected prepayment rates, discount rates, servicing costs and other economic factors that are based on current market conditions. The prepayment rates and the discount rate are the most significant factors affecting valuation of the MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. Expected loan prepayment rates are validated by a third-party model. At December 31, 2011, the weighted average coupon rate of the the Corporation’s servicing portfolio was 5.01% and the discount rate was 8.4%. At December 31,2010, the weighted average coupon rate of the Corporation’s servicing portfolio was 5.25% and the discount rate was 8.4%.

There was no MSR impairment valuation allowance recorded at December 31, 2011 and 2010, as the estimated fair value of MSRs exceeded the recorded book value.

The following shows activity for capitalized MSRs for the three years ended December 31, 2011:

	2011	2010	2009
	(In thousands)
Balance at beginning of year	$3,782	$3,077	$2,191
Acquired in OAK acquisition	—	691	—
Additions	1,566	1,918	2,736
Amortization	(1,755)	(1,904)	(1,850)

Balance at end of year	$3,593	$3,782	$3,077

NOTE 9 — DEPOSITS

A summary of deposits follows:

	December 31,
	2011	2010
	(In thousands)
Noninterest-bearing demand	$875,791	$753,553
Interest-bearing demand	828,306	855,327
Savings	1,147,786	1,129,839
Time deposits over $100,000	531,043	508,196
Other time deposits	983,931	1,084,850

Total deposits	$4,366,857	$4,331,765

Excluded from total deposits are demand deposit account overdrafts (overdrafts) which have been classified as loans. At December 31, 2011 and 2010, overdrafts totaled $1.8 million and $2.7 million, respectively. Time deposits with remaining maturities of less than one year were $939 million at December 31, 2011. Time deposits with remaining maturities of one year or more were $576 million at December 31, 2011. The maturities of these time deposits are as follows: 2013 - $257 million; 2014 - $150 million; 2015 - $125 million; 2016 - $43 million; 2017 and thereafter - $1 million.

NOTE 10 — SHORT-TERM BORROWINGS

A summary of short-term borrowings, which consisted solely of securities sold under agreements to repurchase, follows:

	2011	2010	2009
	(Dollars in thousands)
Securities sold under agreements to repurchase:
Ending balance at December 31	$303,786	$242,703	$240,568

Weighted average interest rate at December 31	0.12%	0.22%	0.27%

Average amount outstanding during year	$287,176	$249,725	$232,185

Weighted average interest rate during year	0.18%	0.26%	0.39%

Maximum balance outstanding at any month-end	$313,626	$259,534	$240,568

NOTE 11 — FEDERAL HOME LOAN BANK ADVANCES

A summary of FHLB advances outstanding at December 31, 2011 and 2010 follows:

	December 31, 2011		December 31, 2010
	Ending Balance	Weighted Average Interest Rate At Year-End	Ending Balance	Weighted Average Interest Rate At Year-End
	(Dollars in thousands)
Fixed-rate FHLB advances	$43,057	2.55%	$74,130	2.46%

FHLB advances are collateralized by a blanket lien on qualified one- to four-family residential mortgage loans. At December 31, 2011, the carrying value of these loans was $814 million. The Corporation acquired $35.9 million of FHLB advances in conjunction with the OAK acquisition, of which $18.1 million were outstanding at December 31, 2011. The Corporation’s additional borrowing availability through the FHLB, subject to the FHLB’s credit requirements and policies and based on the amount of FHLB stock owned by the Corporation, was $298 million at December 31, 2011.

Prepayments of fixed-rate advances are subject to prepayment penalties under the provisions and conditions of the credit policy of the FHLB. The Corporation did not incur any prepayment penalties in 2011, 2010 or 2009. The scheduled maturities of FHLB advances outstanding at December 31, 2011 were as follows: 2012 - $8.8 million; 2013 - $28.1 million; 2014 - $5.7 million; 2015 - $0.5 million.

NOTE 12 — EQUITY

Common Stock Repurchase Programs

From time to time, the board of directors of the Corporation approves common stock repurchase programs allowing the repurchase of shares of the Corporation’s common stock in the open market. The repurchased shares are available for later reissuance in connection with potential future stock dividends, the Corporation’s dividend reinvestment plan, employee benefit plans and other general corporate purposes. Under these programs, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including the projected parent company cash flow requirements and the Corporation’s market price per share.

In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation’s common stock under a stock repurchase program. In November 2011, the board of directors of the Corporation reaffirmed the stock buy-back authorization with the qualification that the shares may only be repurchased if the share price is below the tangible book value per share of the Corporation’s common stock at the time of the repurchase. Since the January 2008 authorization, no shares have been repurchased. At December 31, 2011, there were 500,000 remaining shares available for repurchase under the Corporation’s stock repurchase programs.

Preferred Stock

On April 20, 2009, the shareholders of the Corporation authorized the board of directors of the Corporation to issue up to 200,000 shares of preferred stock in connection with either an acquisition by the Corporation of an entity that has shares of preferred stock issued and outstanding pursuant to any program established by the United States government or participation by the Corporation in any program established by the United States government. As of December 31, 2011, no shares of preferred stock were issued and outstanding.

Common Stock

On April 18, 2011, the shareholders of the Corporation approved an amendment to the restated articles of incorporation to increase the number of authorized shares of common stock from 30,000,000 to 45,000,000.

NOTE 13 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of related tax benefit/expense, were as follows:

	December 31,
	2011	2010	2009
	(In thousands)
Net unrealized gains on investment securities — available-for-sale, net of related tax expense of $1,796 at December 31, 2011, $1,786 at December 31, 2010 and $1,646 at December 31, 2009	$3,336	$3,317	$3,058
Pension and other postretirement benefits adjustment, net of related tax benefit of $15,435 at December 31, 2011, $9,384 at December 31, 2010 and $8,456 at December 31, 2009	(28,665)	(17,428)	(15,705)

Accumulated other comprehensive loss	$(25,329)	$(14,111)	$(12,647)

NOTE 14 — FAIR VALUE MEASUREMENTS

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

Disclosure of Recurring Basis Fair Value Measurements

For assets measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets follow:

	Fair Value Measurements — Recurring Basis
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
December 31, 2011
Investment securities — available-for-sale:
Government sponsored agencies	$—	$70,679	$—	$70,679
State and political subdivisions	—	45,235	—	45,235
Residential mortgage-backed securities	—	120,780	—	120,780
Collateralized mortgage obligations	—	332,400	—	332,400
Corporate bonds	—	96,768	—	96,768
Preferred stock	—	1,414	—	1,414

Total investment securities — available-for-sale	$—	$667,276	$—	$667,276

December 31, 2010
Investment securities — available-for-sale:
Government sponsored agencies	$—	$117,521	$—	$117,521
State and political subdivisions	—	46,046	—	46,046
Residential mortgage-backed securities	—	136,935	—	136,935
Collateralized mortgage obligations	—	233,921	—	233,921
Corporate bonds	—	42,747	—	42,747
Preferred stock	—	1,440	—	1,440

Total investment securities — available-for-sale	$—	$578,610	$—	$578,610

There were no liabilities recorded at fair value on a recurring basis at December 31, 2011 and 2010.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allocation of the allowance (valuation allowance) may be established or a portion of the loan is charged off. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including the loan’s observable market price, the fair value of the collateral or the present value of the expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring a valuation allowance represent loans for which the fair value of the expected repayments or collateral exceed the remaining carrying amount of such loans. At December 31, 2011 and 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral. Impaired loans, where a valuation allowance is established or a portion of the loan is charged off based on the fair value of collateral, are subject to nonrecurring fair value measurement and require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as a Level 2 valuation. When management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market price or available appraised value, the Corporation records the impaired loan as a Level 3 valuation.

Goodwill is subject to impairment testing on an annual basis. In accordance with ASU 2011-08, the Corporation may perform a qualitative assessment or a Step 1 valuation in order to evaluate goodwill for impairment as of the annual impairment test date. The qualitative assessment requires a significant degree of judgment. In the event the qualitative assessment indicates that it is more-likely-than-not that the fair value is less than the carrying value or the Step 1 valuation indicates the fair value is less than the carrying value, the amount of impairment, if any, is computed under a two-step approach and goodwill is recorded at fair value, which also requires a significant degree of judgment. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At December 31, 2011 and 2010, no goodwill was impaired, and therefore, goodwill was not recorded at fair value on a nonrecurring basis.

Other intangible assets consist of core deposit intangible assets and MSRs. These items are both recorded at fair value when initially recorded. Subsequently, core deposit intangible assets are amortized primarily on an accelerated basis over periods ranging from ten to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. The fair value of MSRs is estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, as determined by the model, through a valuation allowance. The Corporation classifies MSRs subject to nonrecurring fair value measurements as Level 3 valuations. At December 31, 2011 and 2010, there was no impairment identified for core deposit intangible assets or MSRs and, therefore, no other intangible assets were recorded at fair value on a nonrecurring basis.

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

Disclosure of Nonrecurring Basis Fair Value Measurements

For assets measured at fair value on a nonrecurring basis, quantitative disclosures about fair value measurements for each major category of assets follow:

	Fair Value Measurements — Nonrecurring Basis
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
December 31, 2011
Impaired originated loans	$—	$—	$52,721	$52,721
Other real estate/repossessed assets	—	—	25,484	25,484

Total	$—	$—	$78,205	$78,205

December 31, 2010
Impaired originated loans	$—	$—	$64,883	$64,883
Other real estate/repossessed assets	—	—	27,510	27,510

Total	$—	$—	$92,393	$92,393

There were no liabilities recorded at fair value on a nonrecurring basis at December 31, 2011 and 2010.

Disclosures About Fair Value of Financial Instruments

GAAP requires disclosures about the estimated fair value of the Corporation’s financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis. However, the method of estimating fair value for certain financial instruments, such as loans, that are not required to be measured on a recurring or nonrecurring basis, as prescribed by ASC 820, does not incorporate the exit-price concept of fair value. The Corporation utilized the fair value hierarchy in computing the fair values of its financial instruments. In cases where quoted market prices were not available, the Corporation employed present value methods using unobservable inputs requiring management’s judgment to estimate the fair values of its financial instruments, which are considered Level 3 valuations. These Level 3 valuations are affected by the assumptions made and, accordingly, do not necessarily indicate amounts that could be realized in a current market exchange. It is also the Corporation’s general practice and intent to hold the majority of its financial instruments until maturity and, therefore, the Corporation does not expect to realize the estimated amounts disclosed.

The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At December 31, 2011 and 2010, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.

Fair value measurement for investment securities — held-to-maturity is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that include market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Fair value measurements using Level 2 valuations of investment securities — held-to-maturity include certain securities issued by state and political subdivisions. Level 3 valuations include certain securities issued by state and political subdivisions and trust preferred securities.

Fair value measurements of nonmarketable equity securities, which consisted of FHLB and FRB stock, are based on their redeemable value, which is cost. The market for these stocks is restricted to the issuer of the stock and subject to impairment evaluation.

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

A summary of carrying amounts and estimated fair values of the Corporation’s financial instruments included in the consolidated statements of financial position follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$381,940	$381,940	$536,165	$536,165
Investment securities	850,615	851,045	744,010	737,798
Nonmarketable equity securities	25,572	25,572	27,133	27,133
Loans held-for-sale	18,818	18,972	20,479	20,479
Net loans	3,742,952	3,753,799	3,592,132	3,601,805
Interest receivable	16,308	16,308	15,761	15,761
Liabilities:
Deposits without defined maturities	$2,851,883	$2,851,883	$2,738,719	$2,738,719
Time deposits	1,514,974	1,538,566	1,593,046	1,614,854
Interest payable	2,147	2,147	2,887	2,887
Short-term borrowings	303,786	303,786	242,703	242,703
FHLB advances	43,057	44,307	74,130	75,166

NOTE 15 — NONINTEREST INCOME

The following schedule includes the major components of noninterest income during the past three years:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Service charges on deposit accounts	$18,452	$18,562	$19,116
Wealth management revenue	11,104	10,106	9,273
Electronic banking fees	6,156	5,389	4,023
Mortgage banking revenue	3,881	3,925	4,412
Other fees for customer services	2,932	2,837	2,454
Insurance commissions	1,413	1,373	1,259
Other	462	280	582

Total Noninterest Income	$44,400	$42,472	$41,119

NOTE 16 — OPERATING EXPENSES

The following schedule includes the major categories of operating expenses during the past three years:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Salaries and wages	$61,301	$56,750	$49,227
Employee benefits	13,192	11,666	10,991
Occupancy	12,974	11,491	10,359
Equipment and software	11,935	13,446	9,723
Outside processing/service fees	6,226	4,534	3,231
Other real estate expenses	6,034	3,660	6,031
FDIC insurance premiums	5,375	7,388	7,013
Professional fees	4,128	5,589	4,165
Loan collection costs	3,501	4,537	3,056
Postage and courier	3,147	3,115	2,951
Advertising and marketing	2,850	3,054	2,396
Intangible asset amortization	1,860	1,705	719
Supplies	1,690	1,740	1,526
Telephone	1,631	1,768	1,840
Other	6,159	6,359	4,382

Total Operating Expenses	$142,003	$136,802	$117,610

NOTE 17 — RETIREMENT PLANS

Defined Benefit Pension Plan

The Corporation has a noncontributory defined benefit pension plan (Pension Plan) covering certain salaried employees. Benefits under the Pension Plan were frozen for approximately two-thirds of the Corporation’s salaried employees effective June 30, 2006. Pension benefits continued unchanged for the remaining salaried employees. Normal retirement benefits under the Pension Plan are based on years of vested service, up to a maximum of thirty years, and the employee’s average annual pay for the five highest consecutive years during the ten years preceding retirement, except for employees whose benefits were frozen. Benefits, for employees with less than 15 years of service or whose age plus years of service were less than 65 at June 30, 2006, will be based on years of vested service at June 30, 2006 and generally the average of the employee’s salary for the five years ended June 30, 2006. At December 31, 2011, the Corporation had 238 employees who were continuing to earn benefits under the Pension Plan. Pension Plan contributions are intended to provide not only for benefits attributed to service-to-date, but also for those benefits expected to be earned in the future for employees whose benefits were not frozen at June 30, 2006. Employees hired after June 30, 2006 and employees affected by the partial freeze of the Pension Plan began receiving four percent of their eligible pay as a contribution to their 401(k) Savings Plan accounts on July 1, 2006.

Supplemental Plan

The Corporation has a supplemental defined benefit pension plan, the Chemical Financial Corporation Supplemental Pension Plan (Supplemental Plan). The Corporation established the Supplemental Plan to provide payments to certain executive officers of the Corporation, as determined by the Compensation and Pension Committee. At December 31, 2011 and 2010, the only executive officer eligible for benefits under the Supplemental Plan was the Corporation’s chief executive officer. The Internal Revenue Code limits both the amount of eligible compensation for benefit calculation purposes and the amount of annual benefits that may be paid from a tax-qualified retirement plan. The Supplemental Plan is designed to provide benefits to which executive officers of the Corporation would have been entitled, calculated under the provisions of the Pension Plan, as if the limits imposed by the Internal Revenue Code did not apply. The Supplemental Plan is an unfunded plan, and therefore, has no assets. The Supplemental Plan’s projected benefit obligation was $1.3 million and $0.9 million at December 31, 2011 and 2010, respectively. The Supplemental Plan’s accumulated benefit obligation was $1.1 million and $0.8 million at December 31, 2011 and 2010, respectively. Supplemental Plan expense totaled $0.1 million in 2011, 2010 and 2009.

Postretirement Plan

The Corporation has a postretirement benefit plan (Postretirement Plan) that provides medical and dental benefits, upon retirement, through age 65, to a limited number of active and retired employees. The majority of the retirees are required to make contributions toward the cost of their benefits based on their years of credited service and age at retirement. Beginning January 1, 2012, employees who retire at age 60 or older and have at least twenty-five years of service with the Corporation are eligible to participate in the Corporation’s group health insurance coverage, including their spouse, until age 65. Employees and their spouses eligible to participate in the Postretirement Plan will be required to make contributions toward the cost of their benefits upon retirement, with the contribution levels designed to cover the overall cost of these benefits over the long-term. Retiree contributions are generally adjusted annually. The accounting for these postretirement benefits anticipates changes in future cost-sharing features such as retiree contributions, deductibles, copayments and coinsurance. The Corporation reserves the right to amend, modify or terminate these benefits at any time.

401(k) Savings Plan

The Corporation’s 401(k) Savings Plan provides an employer match, in addition to a 4% contribution for employees who are not grandfathered under the Pension Plan discussed above. The 401(k) Savings Plan is available to all regular employees and provides employees with tax deferred salary deductions and alternative investment options. The Corporation matches 50% of the participants’ elective deferrals on the first 4% of the participants’ base compensation. The 401(k) Savings Plan provides employees with the option to invest in the Corporation’s common stock. The Corporation’s match under the 401(k) Savings Plan was $0.86 million in 2011, $0.77 million in 2010 and $0.72 million in 2009. Employer contributions to the 401(k) Savings Plan for the 4% benefit for employees who are not grandfathered under the Pension Plan totaled $1.76 million in 2011, $1.47 million in 2010 and $1.40 million in 2009. The combined amount of the employer match and 4% contribution to the 401(k) Savings Plan totaled $2.62 million in 2011, $2.24 million in 2010 and $2.12 million in 2009.

Benefit Obligations and Plan Expenses

The following schedule sets forth the changes in the projected benefit obligation and plan assets of the Corporation’s Pension and Postretirement Plans:

	Pension Plan		Postretirement Plan
	2011	2010	2011	2010
	(In thousands)
Projected benefit obligation:
Benefit obligation at beginning of year	$86,704	$79,682	$3,757	$4,740
Service cost	1,133	1,228	—	—
Interest cost	4,779	4,785	167	217
Net actuarial (gain) loss	11,082	4,294	(490)	(909)
Benefits paid	(3,482)	(3,285)	(144)	(291)

Benefit obligation at end of year	100,216	86,704	3,290	3,757

Fair value of plan assets:
Fair value of plan assets at beginning of year	86,741	73,701	—	—
Actual gain (loss) on plan assets	(738)	6,325	—	—
Employer contributions	—	10,000	144	291
Benefits paid	(3,482)	(3,285)	(144)	(291)

Fair value of plan assets at end of year	82,521	86,741	—	—

Funded (unfunded) projected benefit obligation at December 31	$(17,695)	$37	$(3,290)	$(3,757)

Accumulated benefit obligation	$(94,089)	$(80,946)	$(3,290)	$(3,757)

The increases in the projected and accumulated benefit obligations of the Pension Plan were primarily attributable to a decrease in the discount rate used to value these benefit obligations. The Corporation contributed $10.0 million to the Pension Plan in 2010. There were no required contributions for the 2011 plan year and no contributions were made to the Pension Plan during 2011; however, the Corporation made a $12.0 million contribution to the Pension Plan in January 2012 related to the 2011 plan year. There is no minimum required Pension Plan contribution in 2012, as prescribed by the Internal Revenue Code.

Weighted-average rate assumptions of the Pension and Postretirement Plans follow:

	Pension Plan			Postretirement Plan
	2011	2010	2009	2011	2010	2009
Discount rate used in determining benefit obligation — December 31	4.90%	5.65%	6.15%	4.90%	5.65%	6.15%
Discount rate used in determining expense	5.65	6.15	6.50	5.65	6.15	6.50
Expected long-term return on Pension Plan assets	7.00	7.00	7.00	—	—	—
Rate of compensation increase used in determining benefit obligation — December 31	3.50	3.50	3.50	—	—	—
Rate of compensation increase used in determining pension expense	3.50	3.50	4.25	—	—	—
Year 1 increase in cost of postretirement benefits	—	—	—	9.0	9.0	9.0

The weighted-average rate assumptions of the Supplemental Plan were the same as the Pension Plan for 2011, 2010 and 2009.

Net periodic pension cost (income) of the Pension and Postretirement Plans consisted of the following for the years ended December 31:

	Pension Plan			Postretirement Plan
	2011	2010	2009	2011	2010	2009
	(In thousands)
Service cost	$1,133	$1,228	$1,354	$—	$—	$—
Interest cost	4,779	4,785	4,720	167	217	282
Expected return on plan assets	(6,328)	(5,724)	(5,417)	—	—	—
Amortization of prior service credit	(2)	(2)	(4)	(325)	(324)	(324)
Amortization of net actuarial loss (gain)	1,073	491	—	(31)	—	24

Net cost (income)	$655	$778	$653	$(189)	$(107)	$(18)

The following schedule presents estimated future benefit payments under the Pension and Postretirement Plans for retirees already receiving benefits and future retirees, assuming they retire and begin receiving unreduced benefits as soon as they are eligible (in thousands):

	Pension Plan	Postretirement Plan
2012	$4,699	$285
2013	4,596	286
2014	4,862	284
2015	5,249	279
2016	5,836	271
2017 - 2021	30,924	1,209

Total	$56,166	$2,614

For measurement purposes for the Postretirement Plan, the annual rates of increase in the per capita cost of covered health care benefits and dental benefits for 2012 were each assumed at 9%. These rates were assumed to decrease gradually to 5% in 2016 and remain at that level thereafter.

The assumed health care and dental cost trend rates could have a significant effect on the amounts reported for the Postretirement Plan. A one percentage-point change in these rates would have the following effects:

	One Percentage-Point Increase	One Percentage-Point Decrease
	(In thousands)
Effect on total of service and interest cost components in 2011	$12	$(12)
Effect on postretirement benefit obligation as of December 31, 2011	249	(239)

Pension Plan Assets

The assets of the Pension Plan are invested by the Wealth Management department of Chemical Bank. The investment policy and allocation of the assets of the pension trust were approved by the Compensation and Pension Committee of the board of directors of the Corporation.

The Pension Plan’s primary investment objective is long-term growth coupled with income. In consideration of the Pension Plan’s fiduciary responsibilities, emphasis is placed on quality investments with sufficient liquidity to meet benefit payments and plan expenses, as well as providing the flexibility to manage the investments to accommodate current economic and financial market conditions. To meet the Pension Plan’s long-term objective within the constraints of prudent management, target ranges have been set for the three primary asset classes: an equity securities range from 60% to 70%, a debt securities range from 30% to 40%; and a cash and cash equivalents and other range from 0% to 10%. Equity securities are primarily comprised of both individual securities and equity-based mutual funds, invested in either domestic or international markets. The stocks are diversified among the major economic sectors of the market and are selected based on balance sheet strength, expected earnings growth, the management team and position within their industries, among other characteristics. Debt securities are comprised of U.S. dollar denominated bonds issued by the U.S. Treasury, U.S. government agencies and investment grade bonds issued by corporations. The notes and bonds purchased are primarily rated A or better by the major bond rating companies from diverse industries.

The Pension Plan’s asset allocation by asset category was as follows:

	December 31,
Asset Category	2011	2010
Equity securities	71%	68%
Debt securities	27	30
Other	2	2

Total	100%	100%

At December 31, 2011, the Pension Plan’s equity and debt securities asset classes were outside of prescribed target ranges. During the first quarter of 2012, the Pension Plan sold certain equity securities and invested in debt securities in order to rebalance Pension Plan asset categories in line with the prescribed target ranges.

The following schedules set forth the fair value of Pension Plan assets and the level of the valuation inputs used to value the assets at December 31, 2011 and 2010:

Asset Category	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
December 31, 2011
Cash	$1,773	$—	$—	$1,773
Equity securities:
U.S. large- and mid-cap stocks(a)	35,503	—	—	35,503
U.S. small-cap mutual funds	3,303	—	—	3,303
International large-cap mutual funds	10,659	—	—	10,659
Emerging markets mutual funds	3,954	—	—	3,954
Chemical Financial Corporation common stock	4,726	—	—	4,726
Debt securities:
U.S. Treasury and government sponsored agency bonds and notes	5,717	2,053	—	7,770
Corporate bonds(b)	—	14,603		14,603
Other	230	—	—	230

Total	$65,865	$16,656	$—	$82,521

December 31, 2010
Cash	$1,752	$—	$—	$1,752
Equity securities:
U.S. large- and mid-cap stocks(a)	35,157	—	—	35,157
U.S. small-cap mutual funds	2,610	—	—	2,610
International large-cap mutual funds	11,353	—	—	11,353
Emerging markets mutual funds	6,176	—	—	6,176
Chemical Financial Corporation common stock	3,685	—	—	3,685
Debt securities:
U.S. Treasury and government sponsored agency bonds and notes	5,983	3,143	—	9,126
Corporate bonds(b)	—	16,634	—	16,634
Other	248	—	—	248

Total	$66,964	$19,777	$—	$86,741

(a)	Comprised of common stocks traded on U.S. Exchanges whose issuers had market capitalizations exceeding $3 billion.

(b)	Comprised of investment grade bonds of U.S. issuers from diverse industries.

At December 31, 2011 and 2010, equity securities included 221,663 shares and 166,363 shares, respectively, of the Corporation’s common stock. During 2011 and 2010, cash dividends of $0.18 million and $0.13 million, respectively, were paid on the Corporation’s common stock held by the Pension Plan. The fair value of the Corporation’s common stock held in the Pension Plan was $4.7 million at December 31, 2011 and $3.7 million at December 31, 2010, which represented 5.7% and 4.2% of Pension Plan assets at December 31, 2011 and 2010, respectively.

Accumulated Other Comprehensive Loss

The following sets forth the changes in accumulated other comprehensive income (loss), net of tax, related to the Corporation’s Pension, Postretirement and Supplemental Plans during 2011:

	Pension Plan	Postretirement Plan	Supplemental Plan	Total
	(In thousands)
Accumulated other comprehensive income (loss) at beginning of year	$(17,769)	$426	$(85)	$(17,428)
Comprehensive income (loss) adjustment:
Prior service credits	(1)	(211)	—	(212)
Net actuarial gain (loss)	(11,099)	298	(224)	(11,025)

Comprehensive income (loss) adjustment	(11,100)	87	(224)	(11,237)

Accumulated other comprehensive income (loss) at end of year	$(28,869)	$513	$(309)	$(28,665)

The estimated income (loss) that will be amortized from accumulated other comprehensive income (loss) into net periodic cost, net of tax, in 2012 is as follows:

	Pension Plan	Postretirement Plan	Supplemental Plan	Total
	(In thousands)
Prior service credits	$1	$195	$—	$196
Net gain (loss)	(1,548)	8	(49)	(1,589)

Total	$(1,547)	$203	$(49)	$(1,393)

NOTE 18 — SHARE-BASED COMPENSATION

The Corporation maintains a share-based compensation plan, under which it periodically grants share-based awards for a fixed number of shares to certain officers of the Corporation. The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. During the years ended December 31, 2011, 2010 and 2009, share-based compensation expense related to stock options and restricted stock performance units totaled $1.5 million, $1.4 million and $0.5 million, respectively.

During the year ended December 31, 2011, the Corporation granted options to purchase 99,172 shares of common stock and 52,087 restricted stock performance units to certain officers. At December 31, 2011, there were 393,914 shares of common stock available for future grants under share-based compensation plans.

Stock Options

The Corporation issues fixed stock options to certain officers. Stock options are issued at the current market price of the Corporation’s common stock on the date of grant, generally vest ratably over a three-year period and expire ten years from the date of grant.

The following summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (In Years)	Number Exercisable	Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (In Years)
$19.43 – 21.10	169,576	$ 20.43	8.48	47,424	$ 21.09	7.31
24.07 – 24.86	293,658	24.68	6.22	252,927	24.70	5.91
25.60 – 27.78	35,508	27.45	0.91	35,508	27.45	0.91
32.28	131,000	32.28	3.97	131,000	32.28	3.97
35.67	51,765	35.67	1.95	51,765	35.67	1.95
39.69	133,612	39.69	2.95	133,612	39.69	2.95

$19.43 – 39.69	815,119	$ 28.29	5.29	652,236	$ 30.05	4.43

The weighted-average remaining contractual terms were 5.3 years for all outstanding stock options and 4.4 years for exercisable stock options at December 31, 2011. The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $0.15 million and $0.01 million, respectively, at December 31, 2011. The aggregate intrinsic values of outstanding and exercisable options at December 31, 2011 were calculated based on the closing market price of the Corporation’s common stock on December 31, 2011 of $21.32 per share less the exercise price. Options with intrinsic values less than zero, or “out-of-the-money” options, were not included in the aggregate intrinsic value reported.

At December 31, 2011, unrecognized compensation cost related to stock options totaled $0.7 million. This cost is expected to be recognized over a remaining weighted average period of 1.9 years.

A summary of activity for the Corporation’s stock options as of and during the three years ended December 31, 2011 is presented below:

	Non-Vested Stock Options Outstanding			Stock Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at January 1, 2009	178,837	$24.65	$6.90	701,546	$31.15
Activity during 2009:
Granted	70,190	21.10	6.46	70,190	21.10
Exercised	—	—	—	(1,555)	23.14
Vested	(76,400)	24.68	6.99	—	—
Forfeited/expired	(3,554)	24.67	6.85	(49,806)	33.61

Outstanding at December 31, 2009	169,073	23.17	6.68	720,375	30.02
Activity during 2010:
Issued in OAK acquisition	—	—	—	26,425	26.83
Granted	60,365	24.56	7.65	60,365	24.56
Exercised	—	—	—	(1,736)	23.63
Vested	(99,540)	23.84	6.87	—	—
Forfeited/expired	(3,228)	23.70	7.07	(47,764)	31.08

Outstanding at December 31, 2010	126,670	23.29	6.99	757,665	29.42
Activity during 2011:
Granted	99,172	19.95	6.12	99,172	19.95
Exercised	—	—	—	—	—
Vested	(62,959)	23.27	6.76	—	—
Forfeited/expired	—	—	—	(41,718)	28.96

Outstanding at December 31, 2011	162,883	$21.27	$6.55	815,119	$28.29

Exercisable/vested at December 31, 2011				652,236	$30.05

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	2011	2010	2009
Expected dividend yield	3.50%	3.50%	3.50%
Risk-free interest rate	2.76%	3.37%	2.58%
Expected stock price volatility	42.0%	41.1%	42.0%
Expected life of options — in years	6.10	6.33	6.33
Weighted average per share fair value	$6.12	$7.65	$6.46

The Corporation estimates potential forfeitures of stock option grants and adjusts compensation expense accordingly. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized in the period of change and also impact the amount of share-based compensation expense to be recognized in future periods.

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

A summary of the activity for restricted stock performance units as of and during the three years ended December 31, 2011 is presented below:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding at January 1, 2009	30,701	$21.21
Activity during 2009:
Granted	41,248	18.04
Forfeited/expired	(373)	21.21

Outstanding at December 31, 2009	71,576	19.38
Activity during 2010:
Granted	40,629	22.62
Cancelled (2009 grant)	(41,248)	18.04
Modified (2009 grant)	41,248	23.25
Forfeited/expired	(31,353)	21.26

Outstanding at December 31, 2010	80,852	22.94
Activity during 2011:
Granted	52,087	17.87
Converted into shares of common stock	(2,427)	23.70
Forfeited/expired	—	—

Outstanding at December 31, 2011	130,512	$20.90

At December 31, 2011, unrecognized compensation cost related to restricted stock performance unit awards totaled $0.8 million. This cost is recognized based on the expected achievement of the targeted performance levels for the restricted stock performance units over approximately two years.

NOTE 19 — FEDERAL INCOME TAXES

The provision for federal income taxes was less than that computed by applying the federal statutory income tax rate of 35%, primarily due to tax-exempt interest income on investment securities and loans and income tax credits during 2011, 2010 and 2009. The differences between the provision for federal income taxes computed at the federal statutory income tax rate and the amounts recorded in the consolidated financial statements were as follows for the years ended December 31:

	2011	2010	2009
	(Dollars in thousands)
Tax at statutory rate	$21,088	$10,916	$4,184
Changes resulting from:
Tax-exempt interest income	(2,569)	(2,169)	(1,751)
Income tax credits	(1,374)	(1,232)	(569)
Other, net	55	585	86

Provision for federal income taxes	$17,200	$8,100	$1,950

Effective federal income tax rate	28.5%	26.0%	16.3%

The provision for federal income taxes consisted of the following for the years ended December 31:

	2011	2010	2009
	(In thousands)
Current	$10,787	$4,661	$8,927
Deferred	6,413	3,439	(6,977)

Total	$17,200	$8,100	$1,950

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant temporary differences that comprise the deferred tax assets and liabilities of the Corporation were as follows:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$30,916	$31,335
Acquisition-related fair value adjustments	13,373	16,932
Employee benefit plans	7,875	1,725
Accrued expenses not currently deductible	3,924	3,419
Other real estate	3,407	3,125
Nonaccrual loan interest	1,495	3,826
Share-based awards	1,452	920
Other	1,096	1,269

Total deferred tax assets	63,538	62,551

Deferred tax liabilities:
Goodwill	3,800	3,434
Loan fees	2,191	1,268
Investment securities available-for-sale	1,796	1,786
Core deposit intangible assets	1,468	1,730
Mortgage servicing rights	1,257	1,324
Prepaid expenses	888	775
Other	1,366	1,090

Total deferred tax liabilities	12,766	11,407

Net deferred tax assets	$50,772	$51,144

Management expects to realize the full benefits of the deferred tax assets recorded at December 31, 2011. The Corporation had no reserve for contingent income tax liabilities recorded at December 31, 2011 and 2010. The tax periods open to examination by the Internal Revenue Service include the years ended December 31, 2011, 2010, 2009 and 2008.

NOTE 20 — COMMITMENTS AND CONTINGENCIES

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

At December 31, 2011, total unused commitments to extend credit, standby letters of credit and loan commitments were $677 million, $46 million and $145 million, respectively. At December 31, 2010, total unused commitments to extend credit, standby letters of credit and loan commitments were $624 million, $45 million and $159 million, respectively. A significant portion of the unused commitments to extend credit and standby letters of credit outstanding as of December 31, 2011 expire one year from their contract date; however, $63 million of unused commitments to extend credit extend for more than five years.

The Corporation’s unused commitments to extend credit and standby letters of credit have been estimated to have an immaterial realizable fair value, as historically the majority of these commitments have not been drawn upon and generally Chemical Bank does not receive fees in connection with these agreements. At December 31, 2011, the Corporation had a reserve of $0.3 million related to potential losses from standby letters of credit.

Loan commitments of $145 million at December 31, 2011 included $30 million of residential mortgage loans that were expected to be sold in the secondary market. The Corporation locked the interest rate to the customer (mortgage loan commitment) on the $30 million of loans that were expected to be sold in the secondary market and entered into best efforts forward contracts with the secondary market on these mortgage loan commitments at December 31, 2011. Best efforts forward contracts offset the interest rate risk of market interest rates changing between the date the interest rate is locked with the customer and the date the loan is sold in the secondary market. At December 31, 2010, the Corporation had mortgage loan commitments of $50 million included in loan commitments, with best efforts forward contracts on these loans at that date.

The Corporation has operating leases and other non-cancelable contractual obligations on buildings, equipment, computer software and other expenses that will require annual payments through 2021, including renewal option periods for those building leases that the Corporation expects to renew. Minimum payments due in each of the next five years and thereafter are as follows: 2012 - $9.4 million; 2013 - $5.4 million; 2014 - $1.9 million; 2015 - $1.8 million; 2016 - $1.0 million; 2017 and thereafter - $1.3 million. Minimum payments include estimates, where applicable, of estimated usage and annual Consumer Price Index increases of approximately 3%. Total expense recorded under operating leases and other non-cancelable contractual obligations was $10.8 million in 2011, $9.2 million in 2010 and $7.3 million in 2009.

The Corporation and Chemical Bank are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consulting with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position or results of operations of the Corporation.

NOTE 21 — REGULATORY CAPITAL AND RESERVE REQUIREMENTS

Banking regulations require that banks maintain cash reserve balances in vault cash with the FRB, or with certain other qualifying banks. The aggregate average amount of the regulatory balances required to be maintained by Chemical Bank was $28.6 million during 2011 and $23.3 million during 2010. During 2011, Chemical Bank satisfied its regulatory reserve requirements by maintaining vault cash balances in excess of regulatory reserve requirements. Chemical Bank was not required to maintain compensating balances with correspondent banks during 2011 or 2010.

Federal and state banking regulations place certain restrictions on the transfer of assets, in the form of dividends, loans or advances, from Chemical Bank to the Corporation. At December 31, 2011, substantially all of the assets of Chemical Bank were restricted from transfer to the Corporation in the form of loans or advances. Dividends from Chemical Bank are the principal source of funds for the Corporation. During 2011 and 2010, Chemical Bank paid dividends to the Corporation totaling $22.0 million and $21.3 million, respectively. Chemical Bank did not pay dividends to the Corporation in 2009. At December 31, 2011, Chemical Bank could pay dividends totaling $28.8 million to the Corporation without regulatory approval. At December 31, 2011, Chemical Bank was “well-capitalized” as defined by federal banking regulations. In addition to the statutory limits, the Corporation considers the overall financial and capital position of Chemical Bank prior to making any cash dividend decisions.

The Corporation and Chemical Bank are subject to various regulatory capital requirements administered by federal banking agencies. Under these capital requirements, Chemical Bank must meet specific capital guidelines that involve quantitative measures of assets and certain off-balance sheet items as calculated under regulatory accounting practices. In addition, capital amounts are subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require minimum ratios of Tier 1 capital to average assets (Leverage Ratio) and Tier 1 and Total capital to risk-weighted assets. These capital guidelines assign risk weights to on- and off- balance sheet items in arriving at total risk-weighted assets. Minimum capital levels are based upon the perceived risk of various asset categories and certain off-balance sheet instruments. Risk-weighted assets totaled $3.88 billion and $3.67 billion at December 31, 2011 and 2010, respectively, for both the Corporation and Chemical Bank.

At December 31, 2011 and 2010, Chemical Bank’s capital ratios exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.” Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in the mix or credit quality of assets. The summary below compares the Corporation’s and Chemical Bank’s actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
December 31, 2011
Total Capital to Risk-Weighted Assets:
Corporation	$517,547	13.3%	$310,316	8.0%	N/A	N/A
Chemical Bank	510,290	13.2	310,119	8.0	$387,649	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	468,565	12.1	155,158	4.0	N/A	N/A
Chemical Bank	461,338	11.9	155,060	4.0	232,589	6.0
Leverage Ratio:
Corporation	468,565	9.0	208,013	4.0	N/A	N/A
Chemical Bank	461,338	8.9	208,033	4.0	260,042	5.0

December 31, 2010
Total Capital to Risk-Weighted Assets:
Corporation	$473,471	12.9%	$293,856	8.0%	N/A	N/A
Chemical Bank	465,709	12.7	293,573	8.0	$366,966	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	427,014	11.6	146,928	4.0	N/A	N/A
Chemical Bank	419,296	11.4	146,786	4.0	220,179	6.0
Leverage Ratio:
Corporation	427,014	8.4	204,426	4.0	N/A	N/A
Chemical Bank	419,296	8.2	204,291	4.0	255,363	5.0

NOTE 22 — EARNINGS PER COMMON SHARE

Basic earnings per common share for the Corporation is computed by dividing net income by the weighted average number of common shares outstanding during the period. Basic earnings per common share excludes any dilutive effect of common stock equivalents.

Diluted earnings per common share for the Corporation is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents using the treasury stock method. Average shares of common stock for diluted net income per common share include shares to be issued upon the exercise of stock options granted under the Corporation’s stock option plans, restricted stock performance units that may be converted to stock, stock to be issued under the deferred stock compensation plan for non-employee directors and stock to be issued under the stock purchase plan for non-employee advisory directors. For any period in which a loss is recorded, the assumed exercise of stock options, restricted stock performance units that may be converted to stock and stock to be issued under the deferred stock compensation plan and the stock purchase plan would have an anti-dilutive impact on the loss per common share and thus are excluded in the diluted earnings per common share calculation.

The following summarizes the numerator and denominator of the basic and diluted earnings per common share computations:

	December 31,
	2011	2010	2009
	(In thousands, except per share data)
Numerator for both basic and diluted earnings per common share, net income	$43,050	$23,090	$10,003

Denominator for basic earnings per common share, weighted average common shares outstanding	27,455	26,276	23,890
Weighted average common stock equivalents	51	29	19

Denominator for diluted earnings per common share	27,506	26,305	23,909

Basic earnings per common share	$1.57	$0.88	$0.42
Diluted earnings per common share	1.57	0.88	0.42

The average number of exercisable employee stock option awards outstanding that were “out-of-the-money,” whereby the option exercise price per share exceeded the market price per share and, therefore, were not included in the computation of diluted earnings per common share because they would have been anti-dilutive, totaled 660,553 for the year ended December 31, 2011, 597,710 for the year ended December 31, 2010 and 529,571 for the year ended December 31, 2009.

NOTE 23 — PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial statements of Chemical Financial Corporation (parent company) only follow:

	December 31,
Condensed Statements of Financial Position	2011	2010
	(In thousands)
Assets:
Cash at subsidiary bank	$4,481	$5,490
Investment in subsidiary bank	559,410	547,399
Premises and equipment	4,625	4,716
Goodwill	1,092	1,092
Other assets	3,631	2,656

Total assets	$573,239	$561,353

Liabilities and Shareholders’ Equity:
Other liabilities	$1,510	$1,275
Shareholders’ equity	571,729	560,078

Total liabilities and shareholders’ equity	$573,239	$561,353

	Years Ended December 31,
Condensed Statements of Income	2011	2010	2009
	(In thousands)
Income:
Cash dividends from subsidiary bank	$22,000	$21,300	$—

Total income	22,000	21,300	—
Operating expenses	3,350	5,116	2,903

Income (loss) before income taxes and equity in undistributed net income of subsidiary bank	18,650	16,184	(2,903)
Federal income tax benefit	1,171	1,335	1,015
Equity in undistributed net income of subsidiary bank	23,229	5,571	11,891

Net income	$43,050	$23,090	$10,003

	Years Ended December 31,
Condensed Statements of Cash Flows	2011	2010	2009
	(In thousands)
Operating Activities:
Net income	$43,050	$23,090	$10,003
Share-based compensation expense	1,517	1,395	490
Depreciation of premises and equipment	456	497	497
Equity in undistributed net income of subsidiary bank	(23,229)	(5,571)	(11,891)
Net increase in other assets	(975)	(1,140)	(405)
Net increase (decrease) in other liabilities	256	(290)	785

Net cash provided by (used in) operating activities	21,075	17,981	(521)
Investing Activities:
Cash assumed in business combination	—	850	—
Purchases of premises and equipment, net	(365)	(174)	(48)

Net cash provided by (used in) investing activities	(365)	676	(48)
Financing Activities:
Cash dividends paid	(21,964)	(21,243)	(28,190)
Proceeds from directors’ stock purchase plan and exercise of stock options	245	292	280

Net cash used in financing activities	(21,719)	(20,951)	(27,910)

Net decrease in cash and cash equivalents	(1,009)	(2,294)	(28,479)
Cash and cash equivalents at beginning of year	5,490	7,784	36,263

Cash and cash equivalents at end of year	$4,481	$5,490	$7,784

NOTE 24 — SUMMARY OF QUARTERLY STATEMENTS OF INCOME (UNAUDITED)

The following quarterly information is unaudited. However, in the opinion of management, the information reflects all adjustments that are necessary for the fair presentation of the results of operations for the periods presented.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share data)
Interest income	$53,675	$53,439	$53,998	$54,130	$215,242
Interest expense	8,470	8,145	7,729	7,045	31,389

Net interest income	45,205	45,294	46,269	47,085	183,853
Provision for loan losses	7,500	7,000	6,400	5,100	26,000
Noninterest income	10,772	10,902	11,225	11,501	44,400
Operating expenses	35,389	33,413	35,394	37,807	142,003

Income before income taxes	13,088	15,783	15,700	15,679	60,250
Federal income tax expense	3,900	4,750	4,075	4,475	17,200

Net income	$9,188	$11,033	$11,625	$11,204	$43,050

Net income per common share:
Basic	$0.33	$0.40	$0.42	$0.41	$1.57
Diluted	0.33	0.40	0.42	0.41	1.57

	2010(1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share data)
Interest income	$46,122	$52,962	$55,998	$55,348	$210,430
Interest expense	9,734	10,071	10,105	9,400	39,310

Net interest income	36,388	42,891	45,893	45,948	171,120
Provision for loan losses	14,000	12,700	8,600	10,300	45,600
Noninterest income	9,440	11,000	11,119	10,913	42,472
Operating expenses	29,189	34,650	36,216	36,747	136,802

Income before income taxes	2,639	6,541	12,196	9,814	31,190
Federal income tax expense	350	2,150	3,325	2,275	8,100

Net income	$2,289	$4,391	$8,871	$7,539	$23,090

Net income per common share:
Basic	$0.10	$0.17	$0.32	$0.27	$0.88
Diluted	0.10	0.17	0.32	0.27	0.88

(1)	On April 30, 2010, the Corporation acquired 100% of OAK for total consideration of $83.7 million. The total consideration consisted of the issuance of approximately 3.5 million shares of the Corporation’s common stock with a total value of $83.7 million at the acquisition date, the exchange of 26,425 stock options for the outstanding vested stock options of OAK with a value of the exchange equal to approximately $41,000 at the acquisition date, and approximately $8,000 of cash in lieu of fractional shares. At the acquisition date, OAK had $820 million in total assets, $627 million of loans and $693 million of total deposits.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). An evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based on and as of the time of that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Corporation in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer to allow for timely decisions regarding required disclosure. The Corporation’s disclosure controls also include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and that transactions are properly recorded and reported.

Changes in Internal Controls Over Financial Reporting

There were no changes to the Corporation’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2011 that materially affected, or are reasonable likely to materially affect, the Corporation’s internal controls over financial reporting.

MANAGEMENT’S ASSESSMENT AS TO THE EFFECTIVENESS

OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Corporation is responsible for establishing and maintaining effective internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial reporting and financial statement preparation.

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2011, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment is based on the criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2011, its system of internal control over financial reporting was effective and meets the criteria of the “Internal Control — Integrated Framework.” The Corporation’s independent registered public accounting firm that audited the Corporation’s consolidated financial statements included in this annual report has issued an attestation report on the Corporation’s internal control over financial reporting as of December 31, 2011.

/s/ David B. Ramaker	/s/ Lori A. Gwizdala
David B. Ramaker	Lori A. Gwizdala
Chairman, Chief Executive Officer	Executive Vice President, Chief Financial Officer
and President	and Treasurer

February 24, 2012	February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Chemical Financial Corporation:

We have audited Chemical Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chemical Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on Chemical Financial Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Chemical Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Chemical Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 24, 2012 expressed an unqualified opinion on those consolidated financial statements.

Detroit, Michigan

February 24, 2012

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item is set forth under the subheadings “Chemical Financial’s Nominees for Election as Directors” and “Audit Committee,” and the headings “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the registrant’s definitive proxy statement for its 2012 Annual Meeting of Shareholders and is here incorporated by reference.

The Corporation has adopted a Code of Ethics for Senior Financial Officers and Members of the Executive Management Committee, which applies to the Chief Executive Officer and the Chief Financial Officer, as well as all other senior financial and accounting officers. The Code of Ethics is posted on the Corporation’s website at www.chemicalbankmi.com. The Corporation intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver of, a provision of the Code of Ethics by posting such information on its website at www.chemicalbankmi.com.

Item 11.	Executive Compensation.

Information required by this item is set forth under the headings “Executive Compensation,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders and is here incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth under the heading “Ownership of Chemical Financial Common Stock” in the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders and is here incorporated by reference.

The following table presents information about the registrant’s equity compensation plans as of December 31, 2011:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	809,433	$28.31	751,336
Equity compensation plans not approved by security holders	5,686	25.69	101,691

Total	815,119	$28.29	853,027

At December 31, 2011, equity compensation plans not approved by shareholders consisted of the Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors (Stock Purchase Plan) and the Chemical Financial Corporation Plan for Participants in the O.A.K. Financial Corporation 1999 Stock Compensation Plan (OAK Employees Plan).

The Stock Purchase Plan became effective on March 25, 2002 and was designed to provide non-employee community advisory directors of Chemical Bank, who are neither directors nor employees of the Corporation, the option of receiving their fees in shares of the Corporation’s common stock. The Stock Purchase Plan provides for a maximum of 175,000 shares of the Corporation’s common stock, subject to adjustment for certain changes in the capital structure of the Corporation as defined in the Stock Purchase Plan, to be available under the Stock Purchase Plan. Community advisory directors who elect to participate in the Stock Purchase Plan may elect to contribute to the Stock Purchase Plan fifty percent or one hundred percent of their retainer fees, meeting fees and committee fees, earned as community advisory directors of Chemical Bank. Contributions to the Stock Purchase Plan are made by Chemical Bank on behalf of each electing participant. Stock Purchase Plan participants may terminate their participation in the Stock Purchase Plan, at any time, by written notice of withdrawal to the Corporation. Participants will cease to be eligible to participate in the Stock Purchase Plan when they cease to serve as community advisory directors of Chemical Bank. Shares are distributed to participants annually.

Options granted under the OAK Employees Plan are incentive stock options and were awarded at the fair value of O.A.K. Financial Corporation common stock on the date of grant. Payment for exercise of an option at the time of exercise may be made in the form of shares of the Corporation’s common stock having a market value equal to the exercise price of the option at the time of exercise or in cash. There are no further stock options available for grant under the OAK Employees Plan. At December 31, 2011, there were 5,686 options outstanding under the OAK Employees Plan with a weighted average exercise price of $25.69 per share that are exercisable through March 2014.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item is set forth under the subheadings “Board Committees” and “Certain Relationships and Related Transactions” in the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders and is here incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is set forth under the subheadings “Independent Registered Public Accounting Firm” and “Audit Committee” in the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders and is here incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)  (1)     Financial Statements. The following documents are filed as part of Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position as of December 31, 2011 and 2010
Consolidated Statements of Income for each of the three years in the period ended December 31, 2011
Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2011
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011 Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. The schedules for the Corporation are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

(3)	Exhibits. The following lists the Exhibits to the Annual Report on Form 10-K:

Number	Exhibit
2.1	Agreement and Plan of Merger, dated January 7, 2010. Previously filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated January 7, 2010, filed with the SEC on January 8, 2010. Here incorporated by reference.
3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 5, 2011. Here incorporated by reference.
3.2	Bylaws. Previously filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K dated January 20, 2009, filed with the SEC on January 23, 2009. Here incorporated by reference.
4.1	Restated Articles of Incorporation. Exhibit 3.1 is here incorporated by reference.
4.2	Bylaws. Exhibit 3.2 is here incorporated by reference.
4.3	Long-Term Debt. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant’s total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term debt to the SEC upon request.
10.1	Amended and Restated Chemical Financial Corporation Stock Incentive Plan of 2006.* Previously filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 3, 2011. Here incorporated by reference.
10.2	Chemical Financial Corporation Deferred Compensation Plan for Directors.*
10.3	Chemical Financial Corporation Stock Incentive Plan of 1997.*
10.4	Chemical Financial Corporation Deferred Compensation Plan.* Previously filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 1, 2007. Here incorporated by reference.
10.5	Chemical Financial Corporation Supplemental Retirement Income Plan.* Previously filed as Exhibit 10.5 to the registrant’s Registration Statement on Form S-4, filed with the SEC on February 19, 2010. Here incorporated by reference.
10.6	Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors.* Previously filed as Exhibit 4.3 to the registrant’s Registration Statement on Form S-8, filed with the SEC on March 25, 2002. Here incorporated by reference.

Number	Exhibit
10.7	Chemical Financial Corporation Directors’ Deferred Stock Plan.* Previously filed as Appendix A to the registrant’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, filed with the SEC on March 5, 2008. Here incorporated by reference.
18	Preferability letter of independent registered public accounting firm regarding change in accounting principles.
21	Subsidiaries.
23.1	Consent of KPMG LLP.
23.2	Consent of Andrews Hooper Pavlik PLC.
24	Powers of Attorney.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification pursuant to 18 U.S.C. §1350.
99.1	Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors Audited Financial Statements and Notes.
99.2	Chemical Financial Corporation Directors’ Deferred Stock Plan Audited Financial Statements and Notes.
101.1	Interactive Data File.**

* These agreements are management contracts or compensation plans or arrangements required to be filed as Exhibits to this Form 10-K.

** As provided in Rule 406T of Regulation S-T, this information shall not be deemed “Filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

The index of exhibits and any exhibits filed as part of the 2011 Form 10-K are accessible at no cost on the Corporation’s web site at www.chemicalbankmi.com in the “Investor Information” section, at www.edocumentview.com/chfc and through the United States Securities and Exchange Commission’s web site at www.sec.gov. The Corporation will furnish a copy of any exhibit listed above to any shareholder of the registrant at a cost of 30 cents per page upon written request to Ms. Lori A. Gwizdala, Chief Financial Officer, Chemical Financial Corporation, 333 East Main Street, Midland, Michigan 48640-0569.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2012.

CHEMICAL FINANCIAL CORPORATION

David B. Ramaker

Chairman of the Board, CEO, President and Director

Principal Executive Officer

Lori A. Gwizdala

Executive Vice President, CFO and Treasurer

Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 24, 2012 by the following persons on behalf of the registrant and in the capacities indicated.

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