Form 10-Q
period 2012-03-31
CHEMICAL FINANCIAL CORP
filed 2012-05-04
CIK 19612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s Common Stock, $1 par value, as of April 27, 2012, was 27,491,026 shares.

INDEX

Chemical Financial Corporation

Form 10-Q

Forward-Looking Statements

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and Chemical Financial Corporation (Corporation). Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “judgment,” “plans,” “predicts,” “projects,” “should,” “trend,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to future levels of loan charge-offs, future levels of provisions for loan losses, real estate valuation, future levels of nonperforming assets, the rate of asset dispositions, future capital levels, future dividends, future growth and funding sources, future liquidity levels, future profitability levels, future deposit insurance premiums, the effects on earnings of future changes in interest rates, the future level of other revenue sources, future economic trends and conditions, future initiatives to expand the Corporation’s market share, expected cash flows from acquired loans, future effects of new or changed accounting standards and future opportunities for acquisitions. All statements referencing future time periods are forward-looking. Management’s determination of the provision and allowance for loan losses; the carrying value of acquired loans, goodwill and mortgage servicing rights; the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment); and management’s assumptions concerning pension and other postretirement benefit plans involve judgments that are inherently forward-looking. There can be no assurance that future loan losses will be limited to the amounts estimated. All of the information concerning interest rate sensitivity is forward-looking. The future effect of changes in the financial and credit markets and the national and regional economies on the banking industry, generally, and on the Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Risk factors include, but are not limited to, the risk factors described in Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I. Financial Information

Item 1.	Financial Statements

Chemical Financial Corporation

Consolidated Statements of Financial Position

	March 31, 2012	December 31, 2011	March 31, 2011
	(Unaudited)		(Unaudited)
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$120,435	$121,294	$116,445
Interest-bearing deposits with unaffiliated banks and others	353,243	260,646	525,174

Total cash and cash equivalents	473,678	381,940	641,619
Investment securities:
Available-for-sale at fair value	676,007	667,276	585,992
Held-to-maturity (fair value — $192,372 at March 31, 2012, $183,769 at December 31, 2011 and $158,312 at March 31, 2011)	191,297	183,339	163,890

Total investment securities	867,304	850,615	749,882
Loans held for sale	25,080	18,818	4,033
Loans	3,843,098	3,831,285	3,682,516
Allowance for loan losses	(87,785)	(88,333)	(89,674)

Net loans	3,755,313	3,742,952	3,592,842
Premises and equipment (net of accumulated depreciation of $88,603 at March 31, 2012, $86,991 at December 31, 2011 and $82,676 at March 31, 2011)	66,661	65,997	65,135
Goodwill	113,414	113,414	113,414
Other intangible assets	10,939	11,472	13,060
Interest receivable and other assets	139,130	154,245	155,110

Total Assets	$5,451,519	$5,339,453	$5,335,095

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$914,523	$875,791	$766,876
Interest-bearing	3,546,861	3,491,066	3,615,395

Total deposits	4,461,384	4,366,857	4,382,271
Interest payable and other liabilities	32,809	54,024	30,038
Short-term borrowings	335,082	303,786	286,193
Federal Home Loan Bank (FHLB) advances	42,120	43,057	72,854

Total liabilities	4,871,395	4,767,724	4,771,356
Shareholders’ equity:
Preferred stock, no par value:
Authorized — 200,000 shares, none issued	—	—	—
Common stock, $1 par value per share:
Authorized — 45,000,000 shares at March 31, 2012 and December 31, 2011 and 30,000,000 at March 31, 2011; issued and outstanding — 27,491,026 shares at March 31, 2012, 27,456,907 at December 31, 2011 and 27,451,367 at March 31, 2011	27,491	27,457	27,451
Additional paid-in capital	431,549	431,277	429,990
Retained earnings	145,195	138,324	120,935
Accumulated other comprehensive loss	(24,111)	(25,329)	(14,637)

Total shareholders’ equity	580,124	571,729	563,739

Total Liabilities and Shareholders’ Equity	$5,451,519	$5,339,453	$5,335,095

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$48,256	$49,440
Interest on investment securities:
Taxable	2,565	2,324
Tax-exempt	1,485	1,479
Dividends on nonmarketable equity securities	130	123
Interest on deposits with unaffiliated banks and others	228	309

Total interest income	52,664	53,675
Interest Expense
Interest on deposits	6,102	7,878
Interest on short-term borrowings	104	150
Interest on FHLB advances	263	442

Total interest expense	6,469	8,470

Net Interest Income	46,195	45,205
Provision for loan losses	5,000	7,500

Net interest income after provision for loan losses	41,195	37,705
Noninterest Income
Service charges on deposit accounts	4,505	4,096
Wealth management revenue	2,921	2,766
Other charges and fees for customer services	2,689	2,658
Mortgage banking revenue	1,185	1,064
Gain on sale of merchant card services	1,280	—
Other	69	188

Total noninterest income	12,649	10,772
Operating Expenses
Salaries, wages and employee benefits	20,569	18,325
Occupancy	3,154	3,338
Equipment and software	3,118	2,722
Other	9,454	11,004

Total operating expenses	36,295	35,389

Income before income taxes	17,549	13,088
Federal income tax expense	5,175	3,900

Net Income	$12,374	$9,188

Net Income Per Common Share:
Basic	$0.45	$0.33
Diluted	0.45	0.33
Cash Dividends Declared Per Common Share	0.20	0.20

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net Income	$12,374	$9,188

Other Comprehensive Income (Loss), Net of Tax:
Net unrealized gains (losses) on investment securities available-for-sale, net of tax expense (benefit) of $469 in 2012 and $(347) in 2011	872	(643)
Adjustment for pension and other postretirement benefits, net of tax expense of $186 in 2012 and $63 in 2011	346	117

Total other comprehensive income (loss), net of tax	1,218	(526)

Comprehensive Income	$13,592	$8,662

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share data)
Balances at January 1, 2011	$27,440	$429,511	$117,238	$(14,111)	$560,078
Comprehensive income			9,188	(526)	8,662
Cash dividends declared of $0.20 per share			(5,491)		(5,491)
Shares issued — directors’ stock plans	11	234			245
Share-based compensation		245			245

Balances at March 31, 2011	$27,451	$429,990	$120,935	$(14,637)	$563,739

Balances at January 1, 2012	$27,457	$431,277	$138,324	$(25,329)	$571,729
Comprehensive income			12,374	1,218	13,592
Cash dividends declared of $0.20 per share			(5,503)		(5,503)
Shares issued — directors’ stock plans	12	228			240
Shares issued — restricted stock performance units	22	(270)			(248)
Share-based compensation		314			314

Balances at March 31, 2012	$27,491	$431,549	$145,195	$(24,111)	$580,124

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Cash Flows From Operating Activities:
Net income	$12,374	$9,188
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,000	7,500
Gains on sales of loans	(1,896)	(1,555)
Proceeds from sales of loans	73,162	70,094
Loans originated for sale	(77,528)	(52,093)
Net gains on sales of other real estate and repossessed assets	(305)	(201)
Depreciation of premises and equipment	1,983	2,021
Amortization of intangible assets	1,067	969
Net amortization of premiums and discounts on investment securities	1,281	824
Share-based compensation expense	314	245
Contributions to defined benefit pension plan	(12,000)	—
Net decrease in interest receivable and other assets	14,426	4,323
Net decrease in interest payable and other liabilities	(8,716)	(7,282)

Net cash provided by operating activities	9,162	34,033

Cash Flows From Investing Activities:
Investment securities — available-for-sale:
Proceeds from maturities, calls and principal reductions	72,992	103,482
Purchases	(81,537)	(113,996)
Investment securities — held-to-maturity:
Proceeds from maturities, calls and principal reductions	8,515	11,331
Purchases	(16,599)	(8,503)
Net increase in loans	(21,660)	(10,702)
Proceeds from sales of other real estate and repossessed assets	4,145	3,504
Purchases of premises and equipment and branch bank property, net	(2,655)	(1,169)

Net cash used in investing activities	(36,799)	(16,053)

Cash Flows From Financing Activities:
Net increase in noninterest-bearing and interest-bearing demand deposits and savings accounts	129,749	69,042
Net decrease in time deposits	(35,222)	(18,536)
Net increase in short-term borrowings	31,296	43,490
Repayment of FHLB advances	(937)	(1,276)
Cash dividends paid	(5,503)	(5,491)
Proceeds from directors’ stock plans	240	245
Shares issued, net of shares withheld, for restricted stock performance units	(248)	—

Net cash provided by financing activities	119,375	87,474

Net increase in cash and cash equivalents	91,738	105,454
Cash and cash equivalents at beginning of period	381,940	536,165

Cash and Cash Equivalents at End of Period	$473,678	$641,619

Supplemental Disclosure of Cash Flow Information:
Interest paid	$6,577	$8,565
Loans transferred to other real estate and repossessed assets	4,299	2,492
Federal income taxes paid (refunded)	(8,000)	—

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

Note 1: Significant Accounting Policies

Nature of Operations

Chemical Financial Corporation (Corporation) operates in a single operating segment — commercial banking. The Corporation is a financial holding company, headquartered in Midland, Michigan, that operates through one commercial bank, Chemical Bank. Chemical Bank operates within the State of Michigan as a state-chartered commercial bank. Chemical Bank operates through an internal organizational structure of four regional banking units and offers a full range of traditional banking and fiduciary products and services to the residents and business customers in the bank’s geographical market areas. The products and services offered by the regional banking units, through branch banking offices, are generally consistent throughout the Corporation, as is the pricing of those products and services. The marketing of products and services throughout the Corporation’s regional banking units is generally uniform, as many of the markets served by the regional banking units overlap. The distribution of products and services is uniform throughout the Corporation’s regional banking units and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.

The Corporation’s primary sources of revenue are interest from its loan products and investment securities, service charges from customer deposit accounts and wealth management revenue.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments believed necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Originated Loans

Originated loans include all of the Corporation’s portfolio loans, excluding loans acquired in the acquisition of O.A.K. Financial Corporation (OAK) on April 30, 2010.

Originated loans are stated at their principal amount outstanding, net of unearned income, charge-offs and unamortized deferred fees and costs. Loan interest income is recognized on the accrual basis. Deferred loan fees and costs are amortized over the loan term on the level-yield method. Net loan commitment fees are deferred and amortized into fee income on a straight-line basis over the commitment period.

The past due status of a loan is based on the loan’s contractual terms. A loan is placed in nonaccrual when principal or interest is past due 90 days or more (except for real estate residential loans that are transferred at 120 days past due), unless the loan is both well-secured and in the process of collection, or earlier when, in the opinion of management, there is sufficient reason to doubt the collectibility of principal or interest. Interest previously accrued, but not collected, is reversed and charged against interest income at the time the loan is placed in nonaccrual status. Subsequent receipts of interest while a loan is in nonaccrual are recorded as a reduction of principal. Loans are returned to accrual status when principal and interest payments are brought current, payments have been received consistently for a period of time (generally six months) and collectibility is no longer in doubt.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

Loans Acquired in a Business Combination

Loans acquired in a business combination (acquired loans) consist of loans acquired in the acquisition of OAK. Acquired loans were recorded at fair value, without a carryover of the associated allowance for loan losses related to these loans, through a fair value discount that was, in part, attributable to deterioration in credit quality. The estimate of expected credit losses was determined based on due diligence performed by executive and senior officers of the Corporation, with assistance from third-party consultants. The fair value discount was recorded as a reduction of the acquired loans’ outstanding principal balances in the consolidated statement of financial position at the acquisition date.

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

ASC 310-30 allows investors to aggregate loans acquired into loan pools that have common risk characteristics and thereby use a composite interest rate and expectation of cash flows expected to be collected for the loan pools. Under the provisions of ASC 310-30, the Corporation aggregated acquired loans into 14 pools based upon common risk characteristics, including types of loans, commercial type loans with similar risk grades and whether loans were performing or nonperforming. A pool is considered a single unit of accounting for the purposes of applying the guidance as described above. A loan will be removed from a pool of acquired loans only if the loan is sold, foreclosed, paid off or written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and the cash, fair value of the collateral, or other assets received would not affect the effective yield used to recognize the accretable difference on the remaining pool. The Corporation estimated the cash flows expected to be collected over the life of the pools of loans at acquisition, and estimates expected cash flows quarterly thereafter, based on a set of assumptions including expectations as to default rates, prepayment rates and loss severities. In the event that the updated expected cash flows increase in a pool from those originally projected at acquisition date, the Corporation will adjust the accretable yield amount with a resulting change in the amount recognized in interest income in subsequent periods. In the event that the updated expected cash flows in a pool decrease from those originally projected at the acquisition date, the Corporation will consider that loan pool impaired, which results in the Corporation recording a charge to the provision for loan losses.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

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

Loans in the Corporation’s commercial loan portfolio (comprised of commercial, real estate commercial, real estate construction and land development loans) that meet the definition of a TDR generally consist of loans where the Corporation has allowed borrowers to defer scheduled principal payments and make interest-only payments for a specified period of time at the stated interest rate of the original loan agreement or reduce payments due to an extension of the loan’s contractual term. The Corporation does not expect to incur a loss on these loans based on its assessment of the borrowers’ expected cash flows, and accordingly, no additional provision for loan losses has been recognized related to these loans. Since no loss is expected to be incurred on these loans, the loans accrue interest at the loan’s contractual interest rate. These loans are individually evaluated for impairment and transferred to nonaccrual status if it is probable that any remaining principal and interest payments due on the loans will not be collected in accordance with the modified terms of the loans.

Loans in the Corporation’s consumer loan portfolio (comprised of real estate residential, consumer installment and home equity loans) that meet the definition of a TDR generally consist of loans where the Corporation has reduced a borrower’s monthly payments by decreasing the interest rate charged on the loan for a specified period of time (generally 24 months). The Corporation recognizes an additional provision for loan losses related to impairment on these loans on an individual basis based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. These loans accrue interest at the loan’s effective interest rate, which consists of contractual interest in addition to an adjustment for the accretion of computed impairment. These loans are moved to nonaccrual status if they become 90 days past due as to principal or interest, or sooner if conditions warrant.

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

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

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

The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be incurred in the remainder of the originated loan portfolio, but that have not been specifically identified. The Corporation utilizes its own loss experience to estimate inherent losses on loans. Internal risk ratings are assigned to each loan in the commercial loan portfolio (commercial, real estate commercial, real estate construction and land development loans) at the time of approval and are subject to subsequent periodic reviews by senior management. The Corporation performs a detailed credit quality review quarterly on all loans greater than $0.25 million that have deteriorated below certain levels of credit risk and may allocate a specific portion of the allowance to such loans based upon this review. A portion of the allowance is allocated to the remaining loans by applying projected loss ratios, based on numerous factors. Projected loss ratios incorporate factors such as recent charge-off experience, trends with respect to adversely risk-rated loans in the commercial loan portfolio, trends with respect to past due and nonaccrual loans, changes in economic conditions and trends, changes in the value of underlying collateral and other credit risk factors. This evaluation involves a high degree of uncertainty.

In determining the allowance and the related provision for loan losses, the Corporation considers four principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired loans in the commercial loan portfolio, (ii) allocations established for adversely-rated loans in the commercial loan portfolio and nonaccrual real estate residential, consumer installment and home equity loans, (iii) allocations, by loan classes, on all other loans based principally on a five-year historical loan loss experience and loan loss trends and (iv) an unallocated allowance based on the imprecision in the overall allowance methodology for loans collectively evaluated for impairment.

Although the Corporation allocates portions of the allowance to specific loans and loan types, the entire allowance attributable to originated loans is available for any loan losses that occur in the originated portfolio. Loans that are deemed not collectible are charged off and reduce the allowance. The provision for loan losses and recoveries on loans previously charged off increase the allowance. Collection efforts may continue and recoveries may occur after a loan is charged off.

Acquired loans are aggregated into pools based upon common risk characteristics. An allowance may be recorded related to acquired loans if an acquired loan pool experiences a decrease in expected cash flows, as compared to those projected at the acquisition date. On a quarterly basis, the expected future cash flow of each pool is estimated based on various factors including changes in property values of collateral dependent loans, default rates, loss severities and prepayment speeds. Decreases in estimates of expected cash flows within a pool generally result in a charge to the provision for loan losses and a corresponding increase in the allowance allocated to acquired loans for the particular pool. Increases in estimates of expected cash flows within a pool generally result in a reduction in the allowance allocated to acquired loans for the particular pool, if applicable, and then an adjustment to the accretable yield for the pool, which will increase amounts recognized in interest income in subsequent periods.

Various regulatory agencies, as an integral part of their examination process, periodically review the allowance. Such agencies may require additions to the allowance, based on their judgment, reflecting information available to them at the time of their examinations.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

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

The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Corporation to record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At March 31, 2012, December 31, 2011 and March 31, 2011, the Corporation had not elected the fair value option for any financial assets or liabilities.

Share-Based Compensation

The Corporation grants stock options, stock awards, restricted stock performance units and time restricted stock units to certain executive and senior management employees. The Corporation accounts for share-based compensation expense using the modified-prospective transition method. Under that method, compensation expense is recognized for stock options based on the estimated grant date fair value as computed using the Black-Scholes option pricing model and the probability of issuance. The Corporation accounts for stock awards based on the closing stock price of the Corporation’s common stock on the date of the award. The fair value of stock options and stock awards are recognized as compensation expense on a straight-line basis over the requisite service period. The Corporation accounts for restricted stock performance units based on the closing stock price of the Corporation’s common stock on the date of grant, discounted by the present value of estimated future dividends to be declared over the requisite performance or service period. The fair value of restricted stock performance units is recognized as compensation expense over the expected requisite performance period, or requisite service period for awards with multiple performance and service conditions. The Corporation accounts for time restricted stock units based on the closing stock price of the Corporation’s common stock on the date of grant, as these awards accrue dividend equivalents equal to the amount of any cash dividend that would have been payable to a shareholder owning the number of shares of the Corporation’s common stock represented by the time restricted stock units. The fair value of the time restricted stock units is recognized as compensation expense over the requisite service period.

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

Uncertain income tax positions are evaluated to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50% likely to be realized. Reserves for contingent tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of audits or examinations. The Corporation had no contingent income tax liabilities recorded at March 31, 2012, December 31, 2011 or March 31, 2011. The tax periods open to examination by the Internal Revenue Service include the calendar years ended December 31, 2011, 2010, 2009 and 2008.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

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

In January 2008, the board of directors of the Corporation authorized the repurchase up to 500,000 shares of the Corporation’s common stock under a stock repurchase program. In November 2011, the board of directors of the Corporation reaffirmed the stock buy-back authorization with the qualification that the shares may only be repurchased if the share price is below the tangible book value per share of the Corporation’s common stock at the time of the repurchase. Since the January 2008 authorization, no shares have been repurchased. At March 31, 2012, there were 500,000 remaining shares available for repurchase under the Corporation’s stock repurchase programs.

Preferred Stock

On April 20, 2009, the shareholders of the Corporation authorized the board of directors of the Corporation to issue up to 200,000 shares of preferred stock in connection with either an acquisition by the Corporation of an entity that has shares of preferred stock issued and outstanding pursuant to any program established by the United States government or participation by the Corporation in any program established by the United States government. At March 31, 2012, no shares of preferred stock were issued and outstanding.

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

Adopted Accounting Pronouncements

Transfers and Servicing of Financial Assets: In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (ASU 2011-03). ASU 2011-03 modifies current guidance by eliminating (i) from the assessment of effective control over transferred financial assets in connection with a repurchase agreement the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of the transferee’s default, and (ii) the condition requiring the transferor to have obtained sufficient collateral to demonstrate that ability. ASU 2011-03 is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The adoption of ASU 2011-03 as of January 1, 2012 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

Fair Value Measurement and Disclosure Requirements: In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). The amended guidance of ASU 2011-04 (i) clarifies how a principal market is determined, (ii) establishes the valuation premise for the highest and best use of nonfinancial assets, (iii) addresses the fair value measurement of instruments with

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

offsetting market or counterparty credit risks, (iv) extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and (v) requires additional disclosures including transfers between Level 1 and Level 2 of the fair value hierarchy, quantitative and qualitative information and a description of an entity’s valuation process for Level 3 fair value measurements, and fair value hierarchy disclosures for financial instruments not measured at fair value. ASU 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The adoption of ASU 2011-04 as of January 1, 2012 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

Presentation of Comprehensive Income: In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 amends current guidance by (i) eliminating the option to present components of other comprehensive income (OCI) as part of the statement of changes in shareholders’ equity, (ii) requiring the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements, and (iii) requiring the presentation of reclassification adjustments on the face of the statement. The amendments of ASU 2011-05 do not change the option to present components of OCI either before or after related income tax effects, the items that must be reported in OCI, when an item of OCI should be reclassified to net income, or the computation of earnings per share (which continues to be based on net income). In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the effective date for some pending changes resulting from ASU 2011-05, including the requirement to present items that are reclassified from accumulated OCI to net income with the components of net income and OCI. All other requirements of ASU 2011-05 are not affected by ASU 2011-12. The requirements of ASU 2011-05 not affected by ASU 2011-12 are effective for interim and annual periods beginning on or after December 15, 2011 for public companies, with early adoption permitted and retrospective application required. The adoption of ASU 2011-05 as of January 1, 2012 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

As a result of adopting ASU 2011-05, the Corporation added a new financial statement titled “Consolidated Statement of Comprehensive Income” to report the components of OCI that were previously reported in the Corporation’s “Consolidated Statement of Changes in Shareholders’ Equity” for all periods presented.

Note 2: Acquisition

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

Upon acquisition, the OAK loan portfolio had contractually required principal and interest payments receivable of $683 million and $97 million, respectively, expected principal and interest cash flows of $636 million and $88 million, respectively, and a fair value of $627 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $56 million at the acquisition date, with $47 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $97 million at the acquisition date. The outstanding contractual principal balance and the carrying amount of the acquired loan portfolio were $508 million and $473 million, respectively, at March 31, 2012, compared to $530 million and $493 million, respectively, at December 31, 2011 and $583 million and $539 million, respectively, at March 31, 2011.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

Activity for the accretable yield, which includes contractually due interest, of acquired loans follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Balance at beginning of period	$43,359	$72,863
Additions	—	—
Reductions	—	—
Accretion recognized in interest income	(6,575)	(8,738)
Reclassification from (to) nonaccretable difference	—	—

Balance at end of period	$36,784	$64,125

Note 3: Investment Securities

The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at March 31, 2012, December 31, 2011 and March 31, 2011:

	Investment Securities Available-for-Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)

March 31, 2012
Government sponsored agencies	$77,365	$240	$79	$77,526
State and political subdivisions	41,816	2,240	—	44,056
Residential mortgage-backed securities	107,126	3,938	159	110,905
Collateralized mortgage obligations	355,291	1,356	695	355,952
Corporate bonds	86,547	218	699	86,066
Preferred stock	1,389	113	—	1,502

Total	$669,534	$8,105	$1,632	$676,007

December 31, 2011
Government sponsored agencies	$70,486	$240	$47	$70,679
State and political subdivisions	42,881	2,354	—	45,235
Residential mortgage-backed securities	117,198	3,883	301	120,780
Collateralized mortgage obligations	332,632	600	832	332,400
Corporate bonds	97,558	45	835	96,768
Preferred stock	1,389	46	21	1,414

Total	$662,144	$7,168	$2,036	$667,276

March 31, 2011
Government sponsored agencies	$142,094	$274	$145	$142,223
State and political subdivisions	44,276	470	137	44,609
Residential mortgage-backed securities	124,411	3,921	313	128,019
Collateralized mortgage obligations	212,574	572	327	212,819
Corporate bonds	57,135	98	452	56,781
Preferred stock	1,389	152	—	1,541

Total	$581,879	$5,487	$1,374	$585,992

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

	Investment Securities Held-to-Maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
March 31, 2012
State and political subdivisions	$180,797	$7,449	$549	$187,697
Trust preferred securities	10,500	—	5,825	4,675

Total	$191,297	$7,449	$6,374	$192,372

December 31, 2011
State and political subdivisions	$172,839	$6,807	$342	$179,304
Trust preferred securities	10,500	—	6,035	4,465

Total	$183,339	$6,807	$6,377	$183,769

March 31, 2011
State and political subdivisions	$153,390	$2,407	$1,635	$154,162
Trust preferred securities	10,500	—	6,350	4,150

Total	$163,890	$2,407	$7,985	$158,312

The majority of the Corporation’s residential mortgage-backed securities and collateralized mortgage obligations are backed by a U.S. government agency (Government National Mortgage Association) or a government sponsored enterprise (Federal Home Loan Mortgage Corporation or Federal National Mortgage Association).

At March 31, 2012, the Corporation held $10.5 million of trust preferred investment securities that were recorded as held-to-maturity, with $10.0 million of these securities representing a 100% interest in a trust preferred investment security of a non-public bank holding company in Michigan that has been assessed by the Corporation as financially strong. The remaining $0.5 million represents a 10% interest in another trust preferred investment security of a non-public bank holding company located in Michigan that reported a small amount of net income in 2011, while remaining well-capitalized under regulatory guidelines during that time.

At March 31, 2012, it was the Corporation’s opinion that the market for trust preferred investment securities was not active, and thus, in accordance with GAAP, when there is a significant decrease in the volume and activity for an asset or liability in relation to normal market activity, adjustments to transaction or quoted prices may be necessary or a change in valuation technique or multiple valuation techniques may be appropriate. The fair values of the trust preferred investment securities were based upon a calculation of discounted cash flows. The cash flows were discounted based upon both observable inputs and appropriate risk adjustments that market participants would make for nonperformance, illiquidity and issuer specifics. An independent third party provided the Corporation with observable inputs based on the existing market and insight into appropriate rate of return adjustments that market participants would require for the additional risk associated with a single issue investment security of this nature. Using a model that incorporated the average current yield of publicly traded performing trust preferred securities of large financial institutions with no known material financial difficulties at March 31, 2012, and adjusted for both illiquidity and the specific characteristics of the issuer, such as size, leverage position and location, the Corporation calculated an implied yield of 45% on its $10.0 million trust preferred investment security and 35% for its $0.5 million trust preferred investment security. Based upon these implied yields, the fair values of the trust preferred investment securities at March 31, 2012 were calculated by the Corporation at $4.5 million and $0.2 million, respectively, resulting in a combined unrealized loss of $5.8 million at that date. At March 31, 2012, the Corporation concluded that the $5.8 million of combined unrealized loss on the trust preferred investment securities was temporary in nature.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

The following is a summary of the amortized cost and fair value of investment securities at March 31, 2012, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

	March 31, 2012
	Amortized Cost	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$133,076	$133,719
Due after one year through five years	399,876	401,992
Due after five years through ten years	72,256	74,335
Due after ten years	62,937	64,459
Preferred stock	1,389	1,502

Total	$669,534	$676,007

Investment Securities Held-to-Maturity:
Due in one year or less	$25,164	$25,245
Due after one year through five years	78,162	79,716
Due after five years through ten years	56,870	60,442
Due after ten years	31,101	26,969

Total	$191,297	$192,372

The following schedule summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized losses at March 31, 2012, December 31, 2011 and March 31, 2011, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)

March 31, 2012
Government sponsored agencies	$19,205	$54	$9,897	$25	$29,102	$79
State and political subdivisions	26,775	525	3,956	24	30,731	549
Residential mortgage-backed securities	32	1	20,630	158	20,662	159
Collateralized mortgage obligations	79,386	448	39,597	247	118,983	695
Corporate bonds	29,598	392	14,693	307	44,291	699
Trust preferred securities	—	—	4,675	5,825	4,675	5,825

Total	$154,996	$1,420	$93,448	$6,586	$248,444	$8,006

December 31, 2011
Government sponsored agencies	$9,883	$36	$9,632	$11	$19,515	$47
State and political subdivisions	—	—	31,706	342	31,706	342
Residential mortgage-backed securities	27,367	152	19,018	149	46,385	301
Collateralized mortgage obligations	200,218	703	18,176	129	218,394	832
Corporate bonds	50,590	415	14,580	420	65,170	835
Trust preferred securities	—	—	4,465	6,035	4,465	6,035
Preferred stock	—	—	319	21	319	21

Total	$288,058	$1,306	$97,896	$7,107	$385,954	$8,413

March 31, 2011
Government sponsored agencies	$62,716	$145	$—	$—	$62,716	$145
State and political subdivisions	55,996	1,572	3,580	200	59,576	1,772
Residential mortgage-backed securities	37,542	307	1,412	6	38,954	313
Collateralized mortgage obligations	50,632	203	32,475	124	83,107	327
Corporate bonds	40,661	372	2,414	80	43,075	452
Trust preferred securities	—	—	4,150	6,350	4,150	6,350

Total	$247,547	$2,599	$44,031	$6,760	$291,578	$9,359

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security, as of March 31, 2012, represented an other-than-temporary impairment (OTTI). Management believed that the unrealized losses on investment securities at March 31, 2012 were temporary in nature and due primarily to changes in interest rates, increased credit spreads and reduced market liquidity and not as a result of credit-related issues. Unrealized losses of $5.8 million in the trust preferred securities portfolio, related to trust preferred securities of two well-capitalized bank holding companies in Michigan, were attributable to illiquidity in certain financial markets. The Corporation performed an analysis of the creditworthiness of these issuers and concluded that, at March 31, 2012, the Corporation expected to recover the entire amortized cost basis of these investment securities.

At March 31, 2012, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, at March 31, 2012, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. However, there is no assurance that OTTI may not occur in the future.

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

Land development — Secured development loans made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date. Land development loans at March 31, 2012 were primarily comprised of loans to develop residential properties.

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

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

Commercial, real estate commercial, real estate construction and land development loans are referred to as the Corporation’s commercial loan portfolio, while real estate residential, consumer installment and home equity loans are referred to as the Corporation’s consumer loan portfolio. A summary of loans follows:

	March 31, 2012	December 31, 2011	March 31, 2011
	(In thousands)
Commercial loan portfolio:
Commercial	$903,935	$895,150	$821,115
Real estate commercial	1,095,793	1,071,999	1,074,842
Real estate construction	56,906	73,355	88,916
Land development	44,251	44,821	50,523

Subtotal	2,100,885	2,085,325	2,035,396

Consumer loan portfolio:
Real estate residential	861,301	861,716	809,085
Consumer installment	480,622	484,058	495,837
Home equity	400,290	400,186	342,198

Subtotal	1,742,213	1,745,960	1,647,120

Total loans	$3,843,098	$3,831,285	$3,682,516

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

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

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

Risk Grade 7 (Substandard — Accrual) — A business credit that is inadequately protected by the current financial net worth and paying capacity of the obligor or of the collateral pledged, if any; management has deteriorated or has become non-existent; quality financial information is not available; a high level of maintenance is required by the Corporation; cash flow can no longer support debt requirements; loan payments are continually and/or severely delinquent; negative net worth; personal guaranty has become insignificant; a credit that has a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. The Corporation still expects a full recovery of all contractual principal and interest payments; however, a possibility exists that the Corporation will sustain some loss if deficiencies are not corrected.

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

The Corporation considers all loans graded 1 through 5 as acceptable credit risks and structures and manages such relationships accordingly. Periodic financial and operating data combined with regular loan officer interactions are deemed adequate to monitor borrower performance. Loans with risk grades of 6 and 7 are considered higher-risk credits than loans graded 1 through 5 and the frequency of loan officer contact and receipt of financial data is increased to stay abreast of borrower performance. Loans with risk grades of 8 and 9 are considered problematic and require special care. Further, loans with risk grades of 6 through 9 are managed and monitored regularly through a number of processes, procedures and committees, including oversight by a loan administration committee comprised of executive and senior management of the Corporation, which includes highly structured reporting of financial and operating data, intensive loan officer intervention and strategies to exit, as well as potential management by the Corporation’s special assets group.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

The following schedule presents the recorded investment of loans in the commercial loan portfolio by risk rating categories at March 31, 2012, December 31, 2011 and March 31, 2011:

	Commercial	Real Estate Commercial	Real Estate Construction	Land Development	Total
	(In thousands)

March 31, 2012
Originated Portfolio:
Risk Grades 1-5	$715,244	$729,709	$38,133	$16,782	$1,499,868
Risk Grade 6	23,995	31,818	—	4,119	59,932
Risk Grade 7	23,119	41,963	539	6,799	72,420
Risk Grade 8	10,836	43,319	61	2,426	56,642
Risk Grade 9	607	3,551	—	1,322	5,480

Subtotal	773,801	850,360	38,733	31,448	1,694,342

Acquired Portfolio:
Risk Grades 1-5	109,109	219,944	18,173	9,304	356,530
Risk Grade 6	11,529	14,149	—	—	25,678
Risk Grade 7	2,559	10,284	—	412	13,255
Risk Grade 8	6,937	1,056	—	3,087	11,080
Risk Grade 9	—	—	—	—	—

Subtotal	130,134	245,433	18,173	12,803	406,543

Total	$903,935	$1,095,793	$56,906	$44,251	$2,100,885

December 31, 2011
Originated Portfolio:
Risk Grades 1-5	$706,040	$692,193	$54,029	$14,791	$1,467,053
Risk Grade 6	20,531	29,788	287	6,874	57,480
Risk Grade 7	26,238	48,648	—	2,400	77,286
Risk Grade 8	9,828	40,130	—	4,593	54,551
Risk Grade 9	898	4,308	—	1,597	6,803

Subtotal	763,535	815,067	54,316	30,255	1,663,173

Acquired Portfolio:
Risk Grades 1-5	111,846	231,669	18,883	8,358	370,756
Risk Grade 6	9,990	14,346	—	1,277	25,613
Risk Grade 7	3,101	8,556	—	596	12,253
Risk Grade 8	6,678	2,361	156	4,335	13,530
Risk Grade 9	—	—	—	—	—

Subtotal	131,615	256,932	19,039	14,566	422,152

Total	$895,150	$1,071,999	$73,355	$44,821	$2,085,325

March 31, 2011
Originated Portfolio:
Risk Grades 1-5	$616,142	$664,937	$66,440	$15,457	$1,362,976
Risk Grade 6	26,058	28,772	53	8,046	62,929
Risk Grade 7	18,413	47,186	196	314	66,109
Risk Grade 8	15,329	58,032	—	6,993	80,354
Risk Grade 9	343	1,899	—	2,421	4,663

Subtotal	676,285	800,826	66,689	33,231	1,577,031

Acquired Portfolio:
Risk Grades 1-5	123,985	247,395	22,003	12,383	405,766
Risk Grade 6	6,552	12,548	—	—	19,100
Risk Grade 7	7,893	10,688	—	570	19,151
Risk Grade 8	6,368	3,385	224	4,339	14,316
Risk Grade 9	32	—	—	—	32

Subtotal	144,830	274,016	22,227	17,292	458,365

Total	$821,115	$1,074,842	$88,916	$50,523	$2,035,396

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

The Corporation evaluates the credit quality of loans in the consumer loan portfolio based on the performing or nonperforming status of the loan. Loans in the consumer loan portfolio that are performing in accordance with original contractual terms and are less than 90 days past due and accruing interest are considered to be in a performing status, while those that are not performing in accordance with original contractual terms and are more than 90 days past due are considered to be in a nonperforming status. Loans in the consumer loan portfolio that are reported as TDRs are considered in a nonperforming status until they meet the Corporation’s definition of a performing TDR, at which time they are considered in a performing status. The following schedule presents the recorded investment of loans in the consumer loan portfolio based on loans in a performing status and loans in a nonperforming status at March 31, 2012, December 31, 2011 and March 31, 2011:

	Real Estate Residential	Consumer Installment	Home Equity	Total Consumer
	(In thousands)

March 31, 2012
Originated Loans:
Performing	$824,323	$476,610	$350,916	$1,651,849
Nonperforming	18,511	1,278	4,299	24,088

Subtotal	842,834	477,888	355,215	1,675,937

Acquired Loans:
Performing	17,459	2,734	44,571	64,764
Nonperforming	1,008	—	504	1,512

Subtotal	18,467	2,734	45,075	66,276

Total	$861,301	$480,622	$400,290	$1,742,213

December 31, 2011
Originated Loans:
Performing	$818,044	$479,237	$349,850	$1,647,131
Nonperforming	22,708	1,707	3,783	28,198

Subtotal	840,752	480,944	353,633	1,675,329

Acquired Loans:
Performing	19,387	3,114	46,091	68,592
Nonperforming	1,577	—	462	2,039

Subtotal	20,964	3,114	46,553	70,631

Total	$861,716	$484,058	$400,186	$1,745,960

March 31, 2011
Originated Loans:
Performing	$745,580	$487,014	$289,137	$1,521,731
Nonperforming	37,862	2,784	4,081	44,727

Subtotal	783,442	489,798	293,218	1,566,458

Acquired Loans:
Performing	24,903	6,039	48,695	79,637
Nonperforming	740	—	285	1,025

Subtotal	25,643	6,039	48,980	80,662

Total	$809,085	$495,837	$342,198	$1,647,120

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

Nonperforming Loans

A summary of nonperforming loans follows:

	March 31, 2012	December 31, 2011	March 31, 2011
	(In thousands)
Nonaccrual loans:
Commercial	$11,443	$10,726	$15,672
Real estate commercial	46,870	44,438	59,931
Real estate construction and land development	3,809	6,190	9,414
Real estate residential	12,687	12,573	15,505
Consumer installment and home equity	4,344	4,467	5,774

Total nonaccrual loans	79,153	78,394	106,296

Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	1,005	1,381	455
Real estate commercial	75	374	459
Real estate construction and land development	—	287	—
Real estate residential	333	752	191
Consumer installment and home equity	1,233	1,023	1,091

Total accruing loans contractually past due 90 days or more as to interest or principal payments	2,646	3,817	2,196

Nonperforming TDRs:
Commercial loan portfolio	11,258	14,675	15,201
Consumer loan portfolio	5,491	9,383	22,166

Total nonperforming TDRs	16,749	24,058	37,367

Total nonperforming loans	$98,548	$106,269	$145,859

The Corporation’s nonaccrual loans at March 31, 2012, December 31, 2011 and March 31, 2011 included $38.6 million, $41.8 million and $58.7 million, respectively, of modified loans that were not reported as TDRs.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

Impaired Loans

The following schedule presents impaired loans by classes of loans at March 31, 2012, December 31, 2011 and March 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)

March 31, 2012
Impaired loans with a valuation allowance:
Commercial	$7,039	$7,980	$1,936
Real estate commercial	22,714	23,450	6,913
Land development	1,158	1,164	328
Real estate residential	24,147	24,147	710

Subtotal	55,058	56,741	9,887

Impaired loans with no related valuation allowance:
Commercial	19,832	28,011	—
Real estate commercial	38,884	52,659	—
Real estate construction	61	61	—
Land development	7,708	12,739	—
Real estate residential	12,687	12,687	—
Consumer installment	1,278	1,278	—
Home equity	3,066	3,066	—

Subtotal	83,516	110,501	—

Total impaired loans:
Commercial	26,871	35,991	1,936
Real estate commercial	61,598	76,109	6,913
Real estate construction	61	61	—
Land development	8,866	13,903	328
Real estate residential	36,834	36,834	710
Consumer installment	1,278	1,278	—
Home equity	3,066	3,066	—

Total	$138,574	$167,242	$9,887

December 31, 2011
Impaired loans with a valuation allowance:
Commercial	$6,362	$7,650	$1,480
Real estate commercial	20,050	21,370	6,775
Land development	902	934	327
Real estate residential	25,012	25,012	704

Subtotal	52,326	54,966	9,286

Impaired loans with no related valuation allowance:
Commercial	19,559	29,349	—
Real estate commercial	40,953	54,249	—
Real estate construction	156	934	—
Land development	10,187	15,788	—
Real estate residential	12,573	12,573	—
Consumer installment	1,707	1,707	—
Home equity	2,760	2,760	—

Subtotal	87,895	117,360	—

Total impaired loans:
Commercial	25,921	36,999	1,480
Real estate commercial	61,003	75,619	6,775
Real estate construction	156	934	—
Land development	11,089	16,722	327
Real estate residential	37,585	37,585	704
Consumer installment	1,707	1,707	—
Home equity	2,760	2,760	—

Total	$140,221	$172,326	$9,286

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)

March 31, 2011
Impaired loans with a valuation allowance:
Commercial	$7,657	$8,425	$2,205
Real estate commercial	28,133	30,505	8,029
Land development	2,133	2,150	942
Real estate residential	22,166	22,166	770

Subtotal	60,089	63,246	11,946

Impaired loans with no related valuation allowance:
Commercial	23,179	33,812	—
Real estate commercial	45,020	59,765	—
Real estate construction	224	1,339	—
Land development	11,620	17,190	—
Real estate residential	15,505	15,505	—
Consumer installment	2,784	2,784	—
Home equity	2,990	2,990	—

Subtotal	101,322	133,385	—

Total impaired loans:
Commercial	30,836	42,237	2,205
Real estate commercial	73,153	90,270	8,029
Real estate construction	224	1,339	—
Land development	13,753	19,340	942
Real estate residential	37,671	37,671	770
Consumer installment	2,784	2,784	—
Home equity	2,990	2,990	—

Total	$161,411	$196,631	$11,946

The difference between an impaired loan’s recorded investment and the unpaid principal balance represents either (i) for originated loans, a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management’s assessment that full collection of the loan balance is not likely or (ii) for acquired loans that meet the definition of an impaired loan, fair value adjustments recognized at the acquisition date attributable to expected credit losses and the discounting of expected cash flows at market interest rates. The difference between the recorded investment and the unpaid principal balance of $28.7 million, $32.1 million and $35.2 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively, includes confirmed losses (partial charge-offs) of $19.9 million, $21.7 million and $23.3 million, respectively, and fair value discount adjustments of $8.8 million, $10.4 million and $11.9 million, respectively.

The following schedule presents information related to impaired loans for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Commercial	$26,096	$174	$32,745	$325
Real estate commercial	62,015	228	74,332	244
Real estate construction	64	—	236	15
Land development	7,727	72	14,201	89
Real estate residential	37,629	393	36,185	237
Consumer installment	1,538	—	2,584	—
Home equity	2,824	—	2,799	—

Total	$137,893	$867	$163,082	$910

Impaired loans included $15.5 million, $17.4 million and $17.7 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively, of acquired loans that were not performing in accordance with original contractual terms. These loans are not reported as nonperforming loans, as a market yield adjustment was recognized on these loans at acquisition that is being amortized into interest income. Impaired loans also include $27.2 million and $20.4 million at March 31, 2012 and December 31, 2011, respectively, of performing TDRs.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

The following schedule presents the aging status of the recorded investment in loans by classes of loans at March 31, 2012, December 31, 2011 and March 31, 2011:

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual Loans	Total Past Due	Current	Total Loans
	(In thousands)

March 31, 2012
Originated Portfolio:
Commercial	$3,655	$1,793	$1,005	$11,443	$17,896	$755,905	$773,801
Real estate commercial	4,632	4,436	75	46,870	56,013	794,347	850,360
Real estate construction	—	—	—	61	61	38,672	38,733
Land development	—	—	—	3,748	3,748	27,700	31,448
Real estate residential	2,039	1,314	333	12,687	16,373	826,461	842,834
Consumer installment	2,519	410	—	1,278	4,207	473,681	477,888
Home equity	1,514	305	1,233	3,066	6,118	349,097	355,215

Total	$14,359	$8,258	$2,646	$79,153	$104,416	$3,265,863	$3,370,279

Acquired Portfolio:
Commercial	$—	$150	$7,147	$—	$7,297	$122,837	$130,134
Real estate commercial	—	—	3,474	—	3,474	241,959	245,433
Real estate construction	—	—	—	—	—	18,173	18,173
Land development	—	—	3,362	—	3,362	9,441	12,803
Real estate residential	85	—	1,008	—	1,093	17,374	18,467
Consumer installment	17	3	—	—	20	2,714	2,734
Home equity	98	43	504	—	645	44,430	45,075

Total	$200	$196	$15,495	$—	$15,891	$456,928	$472,819

December 31, 2011
Originated Portfolio:
Commercial	$5,207	$6,268	$1,381	$10,726	$23,582	$739,953	$763,535
Real estate commercial	9,967	3,241	374	44,438	58,020	757,047	815,067
Real estate construction	—	—	287	—	287	54,029	54,316
Land development	—	—	—	6,190	6,190	24,065	30,255
Real estate residential	5,591	76	752	12,573	18,992	821,760	840,752
Consumer installment	3,449	1,174	—	1,707	6,330	474,614	480,944
Home equity	2,038	408	1,023	2,760	6,229	347,404	353,633

Total	$26,252	$11,167	$3,817	$78,394	$119,630	$3,218,872	$3,338,502

Acquired Portfolio:
Commercial	$394	$—	$7,808	$—	$8,202	$123,413	$131,615
Real estate commercial	1,820	—	2,592	—	4,412	252,520	256,932
Real estate construction	—	—	156	—	156	18,883	19,039
Land development	—	—	4,780	—	4,780	9,786	14,566
Real estate residential	288	—	1,577	—	1,865	19,099	20,964
Consumer installment	49	11	—	—	60	3,054	3,114
Home equity	641	262	462	—	1,365	45,188	46,553

Total	$3,192	$273	$17,375	$—	$20,840	$471,943	$492,783

March 31, 2011
Originated Portfolio:
Commercial	$6,630	$1,783	$455	$15,672	$24,540	$651,745	$676,285
Real estate commercial	9,637	4,430	459	59,931	74,457	726,369	800,826
Real estate construction	292	—	—	—	292	66,397	66,689
Land development	—	—	—	9,414	9,414	23,817	33,231
Real estate residential	7,602	3,619	191	15,505	26,917	756,525	783,442
Consumer installment	4,973	1,043	—	2,784	8,800	480,998	489,798
Home equity	2,682	1,229	1,091	2,990	7,992	285,226	293,218

Total	$31,816	$12,104	$2,196	$106,296	$152,412	$2,991,077	$3,143,489

Acquired Portfolio:
Commercial	$70	$—	$8,319	$—	$8,389	$136,441	$144,830
Real estate commercial	314	—	3,840	—	4,154	269,862	274,016
Real estate construction	—	—	224	—	224	22,003	22,227
Land development	—	—	4,339	—	4,339	12,953	17,292
Real estate residential	480	160	740	—	1,380	24,263	25,643
Consumer installment	182	—	—	—	182	5,857	6,039
Home equity	202	—	285	—	487	48,493	48,980

Total	$1,248	$160	$17,747	$—	$19,155	$519,872	$539,027

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

Loans Modified Under Troubled Debt Restructurings (TDRs)

The following schedule presents the Corporation’s TDRs at March 31, 2012, December 31, 2011 and March 31, 2011:

	Performing	Nonperforming	Total
	(In thousands)
March 31, 2012
Commercial loan portfolio	$8,521	$11,258	$19,779
Consumer loan portfolio	18,656	5,491	24,147

Total	$27,177	$16,749	$43,926

December 31, 2011
Commercial loan portfolio	$4,765	$14,675	$19,440
Consumer loan portfolio	15,629	9,383	25,012

Total	$20,394	$24,058	$44,452

March 31, 2011
Commercial loan portfolio	$—	$15,201	$15,201
Consumer loan portfolio	—	22,166	22,166

Total	$—	$37,367	$37,367

The following schedule provides information on loans reported as performing and nonperforming TDRs that were modified during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	5	$1,262	$1,262	7	$1,572	$1,572
Real estate commercial	5	1,529	1,529	4	1,058	1,058
Land development	1	1,638	1,638	—	—	—

Subtotal — commercial loan portfolio	11	4,429	4,429	11	2,630	2,630
Consumer loan portfolio (real estate residential)	20	3,154	3,061	27	2,154	2,095

Total	31	$7,583	$7,490	38	$4,784	$4,725

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

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

The following schedule includes performing and nonperforming TDRs at March 31, 2012, and TDRs that were transferred to nonaccrual status during the three months ended March 31, 2012, for which there was a payment default during the three months ended March 31, 2012, whereby the borrower was past due with respect to principal and/or interest for 90 days or more, and the loan became a TDR during the twelve-month period prior to the default:

	Number of Loans	Principal Balance at March 31, 2012

	(Dollars in thousands)
Commercial loan portfolio:
Commercial	1	$60
Real estate commercial	1	768

Subtotal — commercial loan portfolio	2	828
Consumer loan portfolio (real estate residential)	2	214

Total	4	$1,042

Allowance for Loan Losses

The following schedule presents, by loan portfolio segment, the changes in the allowance for the three months ended March 31, 2012 and details regarding the balance in the allowance and the recorded investment in loans at March 31, 2012 by impairment evaluation method.

	Commercial Loan Portfolio	Consumer Loan Portfolio	Unallocated	Total
	(In thousands)
Changes in allowance for loan losses for the three months ended March 31, 2012:
Beginning balance	$55,645	$29,166	$3,522	$88,333
Provision for loan losses	2,037	1,343	1,620	5,000
Charge-offs	(3,379)	(3,168)	—	(6,547)
Recoveries	614	385	—	999

Ending balance	$54,917	$27,726	$5,142	$87,785

Allowance for loan losses balance at March 31, 2012 attributable to:
Loans individually evaluated for impairment	$9,177	$710	$—	$9,887
Loans collectively evaluated for impairment	44,140	26,416	5,142	75,698
Loans acquired with deteriorated credit quality	1,600	600	—	2,200

Total	$54,917	$27,726	$5,142	$87,785

Recorded investment (loan balance) at March 31, 2012:
Loans individually evaluated for impairment	$81,901	$24,147	$—	$106,048
Loans collectively evaluated for impairment	1,612,441	1,651,790	—	3,264,231
Loans acquired with deteriorated credit quality	406,543	66,276	—	472,819

Total	$2,100,885	$1,742,213	$—	$3,843,098

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

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

The following schedule presents, by loan portfolio segment, the changes in the allowance for the three months ended March 31, 2011 and details regarding the balance in the allowance and the recorded investment in loans at March 31, 2011 by impairment evaluation method.

	Commercial Loan Portfolio	Consumer Loan Portfolio	Unallocated	Total
	(In thousands)
Changes in allowance for loan losses for the three months ended March 31, 2011:
Beginning balance	$59,443	$27,338	$2,749	$89,530
Provision for loan losses	3,695	1,823	1,982	7,500
Charge-offs	(5,914)	(2,728)	—	(8,642)
Recoveries	302	984	—	1,286

Ending balance	$57,526	$27,417	$4,731	$89,674

Allowance for loan losses balance at March 31, 2011 attributable to:
Loans individually evaluated for impairment	$11,176	$770	$—	$11,946
Loans collectively evaluated for impairment	46,350	26,647	4,731	77,728
Loans acquired with deteriorated credit quality	—	—	—	—

Total	$57,526	$27,417	$4,731	$89,674

Recorded investment (loan balance) at March 31, 2011:
Loans individually evaluated for impairment	$100,218	$22,166	$—	$122,384
Loans collectively evaluated for impairment	1,476,813	1,544,292	—	3,021,105
Loans acquired with deteriorated credit quality	458,365	80,662	—	539,027

Total	$2,035,396	$1,647,120	$—	$3,682,516

At March 31, 2012 and December 31, 2011, the $2.2 million and $1.6 million, respectively, allowance attributable to acquired loans was primarily attributable to one of the acquired loan pools experiencing a decline in expected cash flows. There were no material changes in expected cash flows for the remaining acquired loan pools at March 31, 2012 or December 31, 2011. An allowance related to acquired loans was not required at March 31, 2011 due to no material changes in expected cash flows since the date of acquisition as of that date.

Note 5: Intangible Assets

The Corporation has the following types of intangible assets: goodwill, core deposit intangible assets, mortgage servicing rights (MSRs) and non-compete agreements. Goodwill, core deposit intangible assets and non-compete agreements arose as the result of business combinations or other acquisitions. MSRs arose as a result of selling residential real estate mortgage loans in the secondary market while retaining the right to service these loans and receive servicing income over the life of the loan, as well as a result of the OAK acquisition. Amortization is recorded on the core deposit intangible assets, MSRs and non-compete agreements. Goodwill is not amortized but is evaluated at least annually for impairment. The Corporation’s most recent annual goodwill impairment test was performed as of October 31, 2011, and no impairment existed for the Corporation’s goodwill at that date. No triggering events have occurred since the most recent annual goodwill impairment review that would require an interim valuation.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

The following table shows the net carrying value of the Corporation’s intangible assets:

	March 31, 2012	December 31, 2011	March 31, 2011
	(In thousands)
Goodwill	$113,414	$113,414	$113,414

Other intangible assets:
Core deposit intangible assets	$7,512	$7,879	$9,024
Mortgage servicing rights	3,427	3,593	3,832
Non-compete agreements	—	—	204

Total other intangible assets	$10,939	$11,472	$13,060

The following table sets forth the carrying amount, accumulated amortization and amortization expense of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:

	March 31, 2012	December 31, 2011	March 31, 2011
	(In thousands)
Gross original amount	$26,468	$26,468	$26,468
Accumulated amortization	18,956	18,589	17,444

Carrying amount	$7,512	$7,879	$9,024

Amortization expense for the three months ended March 31	$367		$382

At March 31, 2012, the remaining amortization expense on core deposit intangible assets that existed as of that date was estimated as follows: 2012 — $1.1 million; 2013 — $1.3 million; 2014 — $1.1 million; 2015 — $1.1 million; 2016 — $0.9 million; 2017 and thereafter — $2.0 million.

The following shows the net carrying value and fair value of MSRs and the total loans that the Corporation is servicing for others:

	March 31, 2012	December 31, 2011	March 31, 2011
	(In thousands)
Net carrying value of MSRs	$3,427	$3,593	$3,832

Fair value of MSRs	$5,158	$4,757	$6,088

Loans serviced for others that have servicing rights capitalized	$904,191	$902,812	$914,096

The following table shows the activity for capitalized MSRs:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Balance at beginning of period	$3,593	$3,782
Additions	534	508
Amortization	(700)	(458)

Balance at end of period	$3,427	$3,832

There was no impairment valuation allowance recorded on MSRs as of March 31, 2012, December 31, 2011 or March 31, 2011.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

Note 6: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of related tax benefit/expense, were as follows:

	March 31, 2012	December 31, 2011	March 31, 2011
	(In thousands)
Net unrealized gains on investment securities — available-for-sale, net of related tax expense of $2,265 at March 31, 2012, $1,796 at December 31, 2011 and $1,439 at March 31, 2011	$4,208	$3,336	$2,674
Pension and other postretirement benefits adjustment, net of related tax benefit of $15,249 at March 31, 2012, $15,435 at December 31, 2011 and $9,321 at March 31, 2011	(28,319)	(28,665)	(17,311)

Accumulated other comprehensive loss	$(24,111)	$(25,329)	$(14,637)

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

Quantitative measures established by regulation to ensure capital adequacy require minimum ratios of Tier 1 capital to average assets (Leverage Ratio) and Tier 1 and Total capital to risk-weighted assets. These capital guidelines assign risk weights to on- and off- balance sheet items in arriving at total risk-weighted assets. Minimum capital levels are based upon the perceived risk of various asset categories and certain off-balance sheet instruments. Risk weighted assets totaled $3.87 billion, $3.88 billion and $3.69 billion at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

At March 31, 2012, December 31, 2011 and March 31, 2011, Chemical Bank’s capital ratios exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.” Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

The summary below compares the Corporation’s and Chemical Bank’s actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(In thousands)
March 31, 2012
Total Capital to Risk-Weighted Assets:
Corporation	$528,910	13.7%	$309,209	8.0%	N/A	N/A
Chemical Bank	522,775	13.5	309,024	8.0	$386,280	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	480,109	12.4	154,605	4.0	N/A	N/A
Chemical Bank	474,002	12.3	154,512	4.0	231,768	6.0
Leverage Ratio:
Corporation	481,109	9.1	210,126	4.0	N/A	N/A
Chemical Bank	474,002	9.0	210,055	4.0	262,569	5.0

December 31, 2011
Total Capital to Risk-Weighted Assets:
Corporation	$517,547	13.3%	$310,316	8.0%	N/A	N/A
Chemical Bank	510,290	13.2	310,119	8.0	$387,649	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	468,565	12.1	155,158	4.0	N/A	N/A
Chemical Bank	461,338	11.9	155,060	4.0	232,589	6.0
Leverage Ratio:
Corporation	468,565	9.0	208,013	4.0	N/A	N/A
Chemical Bank	461,338	8.9	208,033	4.0	260,042	5.0

March 31, 2011
Total Capital to Risk-Weighted Assets:
Corporation	$477,938	13.0%	$294,891	8.0%	N/A	N/A
Chemical Bank	470,284	12.8	294,633	8.0	$368,291	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	431,320	11.7	147,445	4.0	N/A	N/A
Chemical Bank	423,705	11.5	147,316	4.0	220,975	6.0
Leverage Ratio:
Corporation	431,320	8.4	205,712	4.0	N/A	N/A
Chemical Bank	423,705	8.2	205,563	4.0	256,954	5.0

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

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

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

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

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

Disclosure of Recurring Basis Fair Value Measurements

For assets measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets were as follows:

	Fair Value Measurements — Recurring Basis
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
March 31, 2012
Investment securities — available-for-sale:
Government sponsored agencies	$—	$77,526	$—	$77,526
State and political subdivisions	—	44,056	—	44,056
Residential mortgage-backed securities	—	110,905	—	110,905
Collateralized mortgage obligations	—	355,952	—	355,952
Corporate bonds	—	86,066	—	86,066
Preferred stock	—	1,502	—	1,502

Total investment securities — available-for-sale	$—	$676,007	$—	$676,007

December 31, 2011
Investment securities — available-for-sale:
Government sponsored agencies	$—	$70,679	$—	$70,679
State and political subdivisions	—	45,235	—	45,235
Residential mortgage-backed securities	—	120,780	—	120,780
Collateralized mortgage obligations	—	332,400	—	332,400
Corporate bonds	—	96,768	—	96,768
Preferred stock	—	1,414	—	1,414

Total investment securities — available-for-sale	$—	$667,276	$—	$667,276

March 31, 2011
Investment securities — available-for-sale:
Government sponsored agencies	$—	$142,223	$—	$142,223
State and political subdivisions	—	44,609	—	44,609
Residential mortgage-backed securities	—	128,019	—	128,019
Collateralized mortgage obligations	—	212,819	—	212,819
Corporate bonds	—	56,781	—	56,781
Preferred stock	—	1,541	—	1,541

Total investment securities — available-for-sale	$—	$585,992	$—	$585,992

There were no liabilities recorded at fair value on a recurring basis at March 31, 2012, December 31, 2011 and March 31, 2011.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allocation of the allowance (valuation allowance) may be established or a portion of the loan is charged off. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including the loan’s observable market price, the fair value of the collateral or the present value of the expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring a valuation allowance represent loans for which the fair value of the expected repayments or collateral exceed the remaining carrying amount of such loans. At March 31, 2012, December 31, 2011 and March 31, 2011, substantially all of the impaired loans were evaluated based on the fair value of the collateral. Impaired loans, where a valuation allowance is established or a portion of the loan is charged off based on the fair value of collateral, are subject to nonrecurring fair value measurement and require classification in the fair value hierarchy. The Corporation records impaired loans as Level 3 valuations as there is generally no observable market price or independent appraised value, or management determines the fair value of the collateral is further impaired below the appraised value. When management determines the fair value of the collateral is further impaired below appraised value, discount factors ranging between 70% and 80% of the appraised value are used depending on the nature of the collateral and the age of the most recent appraisal.

Goodwill is subject to impairment testing on an annual basis. The assessment of goodwill for impairment requires a significant degree of judgment. In the event the assessment indicates that it is more-likely-than-not that the fair value is less than the carrying value, the asset is considered impaired and recorded at fair value. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At March 31, 2012, December 31, 2011 and March 31, 2011, no goodwill was impaired, and therefore, goodwill was not recorded at fair value on a nonrecurring basis.

Other intangible assets consist of core deposit intangible assets and MSRs. These items are both recorded at fair value when initially recorded. Subsequently, core deposit intangible assets are amortized primarily on an accelerated basis over periods ranging from ten to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. The fair value of MSRs is initially estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, as determined by the model, through a valuation allowance. The Corporation classifies MSRs subject to nonrecurring fair value measurements as Level 3 valuations. At March 31, 2012, December 31, 2011 and March 31, 2011, there was no impairment identified for core deposit intangible assets or MSRs and, therefore, no other intangible assets were recorded at fair value on a nonrecurring basis.

The carrying amounts for other real estate (ORE) and repossessed assets (RA) are reported in the consolidated statements of financial position under “Interest receivable and other assets.” ORE and RA include real estate and other types of assets repossessed by the Corporation. ORE and RA are recorded at the lower of cost or fair value upon the transfer of a loan to ORE or RA and, subsequently, ORE and RA continue to be measured and carried at the lower of cost or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The Corporation records ORE and RA as Level 3 valuations as there is generally no observable market price or available appraised value, or management determines the fair value of the collateral is further impaired below the appraised value. When management determines the fair value of the collateral is further impaired below appraised value, discount factors ranging between 70% and 75% of the appraised value are used depending on the nature of the collateral and the age of the most recent appraisal.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

Disclosure of Nonrecurring Basis Fair Value Measurements

For assets measured at fair value on a nonrecurring basis, quantitative disclosures about fair value measurements for each major category of assets were as follows:

	Fair Value Measurements - Nonrecurring Basis
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
March 31, 2012
Impaired originated loans	$—	$—	$58,202	$58,202
Other real estate/repossessed assets	—	—	25,944	25,944

Total	$—	$—	$84,146	$84,146

December 31, 2011
Impaired originated loans	$—	$—	$52,721	$52,721
Other real estate/repossessed assets	—	—	25,484	25,484

Total	$—	$—	$78,205	$78,205

March 31, 2011
Impaired originated loans	$—	$—	$64,415	$64,415
Other real estate/repossessed assets	—	—	26,355	26,355

Total	$—	$—	$90,770	$90,770

There were no liabilities recorded at fair value on a nonrecurring basis at March 31, 2012, December 31, 2011 and March 31, 2011.

Disclosures about Fair Value of Financial Instruments

GAAP requires disclosures about the estimated fair value of the Corporation’s financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis. However, the method of estimating fair value for financial instruments, such as loans, that are not required to be measured on a recurring or nonrecurring basis, as prescribed by ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820) does not incorporate the exit-price concept of fair value. The Corporation utilized the fair value hierarchy in computing the fair values of its financial instruments. In cases where quoted market prices were not available, the Corporation employed present value methods using unobservable inputs requiring management’s judgment to estimate the fair values of its financial instruments, which are considered Level 3 valuations. These Level 3 valuations are affected by the assumptions made and, accordingly, do not necessarily indicate amounts that could be realized in a current market exchange. It is also the Corporation’s general practice and intent to hold the majority of its financial instruments until maturity and, therefore, the Corporation does not expect to realize the estimated amounts disclosed.

The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At March 31, 2012, December 31, 2011 and March 31, 2011, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.

Fair value measurement for investment securities — held-to-maturity is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that include market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Fair value measurements using Level 2 valuations of investment securities — held-to-maturity include certain securities issued by state and political subdivisions. Level 3 valuations include a security issued by a state and political subdivision and trust preferred securities.

Fair value measurements of nonmarketable equity securities, which consisted of FHLB and Federal Reserve Bank (FRB) stock, are based on their redeemable value, which is cost. The market for these securities is restricted to the issuer of the stock and subject to impairment evaluation. It is not practicable to determine the fair value of these securities within the fair value hierarchy due to the restrictions placed on their transferability.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

The carrying amounts reported in the consolidated statements of financial position for loans held-for-sale are at the lower of cost or fair value. The fair values of loans held-for-sale are based on the market price for similar loans in the secondary market. The fair value measurements for loans held-for-sale are Level 2 valuations.

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

Short-term borrowings consist of securities sold under agreements to repurchase. Fair value measurements for short-term borrowings are based on the present value of future estimated cash flows using current interest rates offered to the Corporation for debt with similar terms and are Level 2 valuations.

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

A summary of carrying amounts and estimated fair values of the Corporation’s financial instruments included in the consolidated statements of financial position are as follows:

	Level in Fair Value Measurement Hierarchy
		March 31, 2012		December 31, 2011		March 31, 2011
		Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Assets:
Cash and cash equivalents	Level 1	$473,678	$473,678	$381,940	$381,940	$641,619	$641,619
Investment securities:
Available-for-sale	Level 2	676,007	676,007	667,276	667,276	585,992	585,992
Held-to-maturity	Level 2	183,297	184,372	175,339	175,769	155,890	150,312
Held-to-maturity	Level 3	8,000	8,000	8,000	8,000	8,000	8,000
Nonmarketable equity securities	NA	25,572	25,572	25,572	25,572	27,133	27,133
Loans held-for-sale	Level 2	25,080	25,109	18,818	18,972	4,033	4,033
Net loans	Level 3	3,755,313	3,781,585	3,742,952	3,753,799	3,592,842	3,590,775
Interest receivable	Level 2	16,804	16,804	16,308	16,308	16,737	16,737
Liabilities:
Deposits without defined maturities	Level 2	$2,981,632	$2,981,632	$2,851,883	$2,851,883	$2,807,761	$2,807,761
Time deposits	Level 3	1,479,752	1,500,227	1,514,974	1,538,566	1,574,510	1,593,605
Interest payable	Level 2	2,039	2,039	2,147	2,147	2,792	2,792
Short-term borrowings	Level 2	335,082	335,082	303,786	303,786	286,193	286,193
FHLB advances	Level 2	42,120	43,186	43,057	44,307	72,854	73,648

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

Note 9: Earnings Per Common Share

Basic earnings per common share for the Corporation is computed by dividing net income by the weighted average number of common shares outstanding during the period. Basic earnings per common share excludes any dilutive effect of common stock equivalents.

Diluted earnings per common share for the Corporation is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents using the treasury stock method. Average shares of common stock for diluted net income per common share include shares to be issued upon the exercise of stock options granted under the Corporation’s stock option plans, restricted stock units that may be converted to stock, stock to be issued under the deferred stock compensation plan for non-employee directors and stock to be issued under the stock purchase plan for non-employee advisory directors. For any period in which a loss is recorded, the assumed exercise of stock options, restricted stock units that may be converted to stock and stock to be issued under the deferred stock compensation plan and the stock purchase plan would have an anti-dilutive impact on the loss per common share and thus are excluded in the diluted earnings per common share calculation.

The following summarizes the numerator and denominator of the basic and diluted earnings per common share computations:

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Numerator for both basic and diluted earnings per common share, net income	$12,374	$9,188

Denominator for basic earnings per common share, weighted average common shares outstanding	27,478	27,451
Weighted average common stock equivalents	61	31

Denominator for diluted earnings per common share	27,539	27,482

Basic earnings per common share	$0.45	$0.33
Diluted earnings per common share	0.45	0.33

The average number of exercisable employee stock option awards outstanding that were “out-of-the-money,” whereby the option exercise price per share exceeded the market price per share and, therefore, were not included in the computation of diluted earnings per common share because they would have been anti-dilutive, totaled 604,843 and 637,288 for the three months ended March 31, 2012 and 2011, respectively.

Note 10: Share-Based Compensation Plans

The Corporation maintains a share-based compensation plan, under which it periodically grants share-based awards, which consists of stock options and restricted stock units, for a fixed number of shares to certain officers of the Corporation. The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. During the three-month periods ended March 31, 2012 and 2011, share-based compensation expense related to stock options and restricted stock units totaled $0.3 million and $0.2 million, respectively.

During the three-month period ended March 31, 2012, the Corporation granted options to purchase 229,763 shares of common stock and 68,427 restricted stock units to certain officers. At March 31, 2012, there were 987,440 shares of common stock available for future grants under share-based compensation plans.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

Stock Options

A summary of activity for the Corporation’s stock options as of and for the three months ended March 31, 2012 is presented below:

	Non-Vested Stock Options Outstanding			Stock Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at January 1, 2012	162,883	$21.27	$6.55	815,119	$28.29
Granted	229,763	23.78	7.08	229,763	23.78
Exercised	—	—	—	—	—
Vested	(19,754)	24.56	7.65	—	—
Forfeited/expired	(1,522)	20.97	6.44	(11,238)	31.20

Outstanding at March 31, 2012	371,370	$22.65	$6.82	1,033,644	$27.26

Exercisable/vested at March 31, 2012				662,274	$29.84

The weighted-average remaining contractual terms were 6.2 years for all outstanding stock options and 4.3 years for exercisable stock options at March 31, 2012. The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $0.5 million and $0.1 million, respectively, at March 31, 2012. The aggregate intrinsic values of outstanding and exercisable options at March 31, 2012 were calculated based on the closing market price of the Corporation’s common stock on March 31, 2012 of $23.44 per share less the exercise price. Options with intrinsic values less than zero, or “out-of-the-money” options, were not included in the aggregate intrinsic value reported.

At March 31, 2012, unrecognized compensation expense related to stock options totaled $2.1 million and is expected to be recognized over a remaining weighted average period of 2.6 years.

The fair value of the stock options granted during the three months ended March 31, 2012 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

Expected dividend yield	3.60%
Risk-free interest rate	1.18%
Expected stock price volatility	44.4%
Expected life of options — in years	6.11
Weighted average per share fair value	$7.08

Restricted Stock Units

In addition to stock options, during the three months ended March 31, 2012, the Corporation granted restricted stock performance units and time restricted stock units (collectively referred to as restricted stock units) to certain officers. The restricted stock performance units vest based on the Corporation achieving certain performance target levels. The restricted stock performance units are eligible to vest from 0.5x to 1.5x the number of units originally granted depending on which, if any, of the performance target levels are met. However, if the minimum performance target level is not achieved, no shares will become vested or be issued for that respective year’s restricted stock performance units. The time restricted stock units vest upon satisfaction of a service condition. Upon achievement of the performance target level and/or satisfaction of a service condition, the restricted stock units are converted into shares of the Corporation’s common stock on a one-to-one basis. Compensation expense related to restricted stock units is recognized over the expected requisite performance or service period, as applicable.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

A summary of the activity for restricted stock units as of and for the three months ended March 31, 2012 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2012	130,512	$20.90
Granted	68,427	22.24
Converted into shares of common stock	(32,677)	23.25
Forfeited/expired	(8,428)	23.05

Outstanding at March 31, 2012	157,834	$20.88

At March 31, 2012, unrecognized compensation expense related to restricted stock unit awards totaled $2.5 million and is expected to be recognized over approximately three years.

Note 11: Pension and Other Postretirement Benefit Plans

The components of net periodic benefit cost (income) for the Corporation’s qualified and nonqualified pension plans and nonqualified postretirement benefits plan are as follows:

	Defined Benefit Pension Plans		Postretirement Benefits Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
	(In thousands)
Service cost	$303	$291	$—	$—
Interest cost	1,215	1,207	37	42
Expected return on plan assets	(1,731)	(1,582)	—	—
Amortization of prior service credit	—	(1)	(75)	(81)
Amortization of unrecognized net loss (gain)	614	270	(7)	(8)

Net periodic benefit cost (income)	$401	$185	$(45)	$(47)

There is no minimum required contribution to the Corporation’s Pension Plan during 2012; however, the Corporation made a $12.0 million contribution to the Pension Plan during the first quarter of 2012 related to the 2011 plan year.

401(k) Savings Plan expense for the Corporation’s match of participants’ base compensation contributions and a 4% of eligible pay contribution to certain employees who are not grandfathered under the Pension Plan was $0.8 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively.

Note 12: Financial Guarantees

In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer’s creditworthiness. At March 31, 2012, December 31, 2011 and March 31, 2011, the Corporation had $46 million, $46 million and $48 million, respectively, of outstanding financial and performance standby letters of credit which expire in five years or less. The majority of these standby letters of credit are collateralized. At December 31, 2011 and March 31, 2011, the Corporation had a reserve of $0.3 million related to potential losses from standby letters of credit. At March 31, 2012, the Corporation determined that there were no potential losses from standby letters of credit, and therefore, no reserve was needed at that date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected the financial condition and results of operations of Chemical Financial Corporation (Corporation) during the periods included in the consolidated financial statements included in this filing.

Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP), Securities and Exchange Commission (SEC) rules and interpretive releases and general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management has identified the determination of the allowance for loan losses, accounting for loans acquired in business combinations, pension plan accounting, income and other taxes, fair value measurements and the evaluation of goodwill impairment to be the accounting areas that require the most subjective or complex judgments, and as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the board of directors. The Corporation’s significant accounting policies are more fully described in Note 1 to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 and the more significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011. There were no material changes to the Corporation’s significant accounting policies or the estimates made pursuant to those policies during the most recent quarter.

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

Summary

The Corporation’s net income was $12.4 million, or $0.45 per diluted share, in the first quarter of 2012, compared to net income of $11.2 million, or $0.41 per diluted share, in the fourth quarter of 2011 and net income of $9.2 million, or $0.33 per diluted share, in the first quarter of 2011. The increase in net income and earnings per share in the first quarter of 2012, compared to the fourth quarter of 2011, was attributable to higher noninterest income and lower operating expenses that was partially offset by lower net interest income. The increase in net income and earnings per share in the first quarter of 2012, compared to the first quarter of 2011, was attributable to a lower provision for loan losses and higher net interest income and noninterest income that was partially offset by higher operating expenses.

Return on average assets, on an annualized basis, was 0.92% in the first quarter of 2012, compared to 0.83% in the fourth quarter of 2011 and 0.70% in the first quarter of 2011. Return on average equity, on an annualized basis, was 8.7% in the first quarter of 2012, compared to 7.7% in the fourth quarter of 2011 and 6.6% in the first quarter of 2011.

Financial Condition

Total Assets

Total assets were $5.45 billion at March 31, 2012, an increase of $112 million, or 2.1%, from total assets of $5.34 billion at December 31, 2011 and an increase of $116 million, or 2.2%, from total assets of $5.34 billion at March 31, 2011.

Interest-earning assets were $5.11 billion at March 31, 2012, an increase of $127 million, or 2.6%, from interest-earning assets of $4.99 billion at December 31, 2011 and an increase of $126 million, or 2.5%, from interest-earning assets of $4.99 billion at March 31, 2011.

The increases in total assets and interest-earning assets during the three months ended March 31, 2012 were primarily attributable to an increase in interest-bearing balances at the Federal Reserve Bank (FRB) resulting from an increase in customer deposits. The increases in total assets and interest-earning assets during the twelve months ended March 31, 2012 were primarily attributable to loan growth.

Investment Securities

The carrying value of investment securities totaled $867.3 million at March 31, 2012, an increase of $16.7 million, or 2.0%, from investment securities of $850.6 million at December 31, 2011 and an increase of $117.4 million, or 15.7%, from investment securities of $749.9 million at March 31, 2011. At March 31, 2012, the Corporation’s investment securities portfolio consisted of $77.5 million in government sponsored agency (GSA) debt obligations comprised primarily of fixed-rate senior bonds issued by the twelve regional Federal Home Loan Banks that make up the Federal Home Loan Bank System (FHLBanks) and variable-rate instruments backed by the Federal Farm Credit Bank, Small Business Administration and Student Loan Marketing Corporation; $224.9 million in state and political subdivisions debt obligations comprised primarily of general debt obligations of issuers primarily located in the State of Michigan; $110.9 million in residential mortgage-backed securities (MBSs) comprised primarily of fixed rate instruments backed by a U.S. government agency (Government National Mortgage Association) or government sponsored enterprises (Federal Home Loan Mortgage Corporation and Federal National Mortgage Association); $355.9 million of collaterized mortgage obligations (CMOs) comprised primarily of variable-rate instruments backed by the same U.S. government agency and government sponsored enterprises as the residential MBSs with average maturities of less than three years; $86.1 million in corporate bonds comprised primarily of debt obligations of large national financial organizations; $1.5 million of preferred stock securities of two large banks; and $10.5 million of trust preferred securities (TRUPs) comprised primarily of a 100% interest in a TRUP of a non-public bank holding company in Michigan.

The Corporation’s investment securities portfolio with a carrying value of $867.3 million at March 31, 2012, had gross impairment of $8.0 million at that date. Management believed that the unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates on the investment securities and market illiquidity and not as a result of credit-related issues. Accordingly, at March 31, 2012, the Corporation believed the impairment in its investment securities portfolio was temporary in nature and, therefore, no impairment loss was realized in the Corporation’s consolidated statement of income for the three months ended March 31, 2012. However, other-than-temporary impairment (OTTI) may occur in the future as a result of material declines in the fair value of investment securities resulting from market, credit, economic or other conditions. A further discussion of the assessment of potential impairment and the Corporation’s process that resulted in the conclusion that the impairment was temporary in nature follows.

At March 31, 2012, the Corporation’s investment securities portfolio’s gross impairment of $8.0 million consisted of GSA securities, residential MBSs and CMOs, combined, with gross impairment of $1.0 million, state and political subdivisions securities with gross impairment of $0.5 million, corporate bonds with gross impairment of $0.7 million and TRUPs with gross impairment of $5.8 million. The amortized costs and fair values of investment securities are disclosed in Note 3 to the consolidated financial statements.

GSA securities, residential MBSs and CMOs, included in the available-for-sale investment securities portfolio, with a combined amortized cost of $539.8 million had gross impairment of $1.0 million at March 31, 2012. Virtually all of the impaired investment securities in these categories are backed by the full faith and credit of the U.S. government or a guarantee of a U.S. government agency or government sponsored enterprise. The Corporation determined that the impairment on these investment securities was attributable to the low level of market interest rates. The Corporation concluded that the impairment of its GSA securities, residential MBSs and CMOs was temporary in nature at March 31, 2012.

State and political subdivisions securities, included in the available-for-sale and the held-to-maturity investment securities portfolios, with an amortized cost of $222.6 million had gross impairment of $0.5 million at March 31, 2012. The majority of these investment securities are from issuers primarily located in the State of Michigan and are general obligations of the issuer, meaning that repayment of these obligations is funded by general tax collections of the issuer. The gross impairment was attributable to impaired state and political subdivisions securities with an amortized cost of $31 million that generally mature beyond 2012. It was the Corporation’s assessment that the impairment on these investment securities was attributable to higher market interest rates and illiquidity in the market for these investment securities caused by the market’s perception of the Michigan economy. The Corporation concluded that the impairment of its state and political subdivisions securities was temporary in nature at March 31, 2012.

Corporate bonds, included in the available-for-sale investment securities portfolio, with an amortized cost of $86.5 million had gross impairment of $0.7 million at March 31, 2012. All of the corporate bonds held at March 31, 2012 were of an investment grade. The investment grade ratings of all of the corporate bonds indicated that the obligors’ capacities to meet their financial commitments was “strong.” It was the Corporation’s assessment that the impairment on the corporate bonds was attributable to the current level of market interest rates and the recent negative market perception of the financial industry and not due to credit-related issues. The Corporation concluded that the impairment of its corporate bonds was temporary in nature at March 31, 2012.

At March 31, 2012, the Corporation held two TRUPs in the held-to-maturity investment securities portfolio, with a combined amortized cost of $10.5 million that had gross impairment of $5.8 million. One TRUP, with an amortized cost of $10.0 million, represents a 100% interest in a TRUP of a non-public bank holding company in Michigan that was purchased in the second quarter of 2008. At March 31, 2012, the Corporation determined that the fair value of this TRUP was $4.5 million. The second TRUP, with an amortized cost of $0.5 million, represents a 10% interest in the TRUP of another non-public bank holding company in Michigan. At March 31, 2012, the Corporation determined the fair value of this TRUP was $0.2 million. The fair value measurements of the two TRUP investments were developed based upon market pricing observations of much larger banking institutions in an illiquid market, adjusted by risk measurements. The fair values of the Corporation’s TRUPs were based on calculations of discounted cash flows, and further based upon both observable inputs and appropriate risk adjustments that market participants would make for performance, liquidity and issuer specifics. See the additional discussion of the development of the fair values of the TRUPs in Note 3 to the consolidated financial statements. Management reviewed financial information of the issuers of the TRUPs at March 31, 2012.

The issuer of the $10.0 million TRUP reported net income in the first quarter of 2012 and in each of the three years ended December 31, 2011 and was categorized as well-capitalized under applicable regulatory requirements during that time. Based on an analysis of financial information provided by the issuer, it was the Corporation’s opinion that, as of March 31, 2012, this issuer appeared to be a financially sound financial institution with sufficient liquidity to meet its financial obligations in 2012. There have been no material adverse changes in the issuer’s financial performance since the TRUP was issued and purchased by the Corporation and no indication that any material adverse trends were developing that would suggest that the issuer would be unable to make all future principal and interest payments under the TRUP. Common stock cash dividends were paid quarterly throughout 2011, 2010 and 2009 by the issuer and the Corporation understands that the issuer’s management anticipates cash dividends to continue to be paid in the future. All scheduled interest payments on this TRUP have been made on a timely basis. The principal of $10.0 million of this TRUP matures in 2038, with interest payments due quarterly. At March 31, 2012, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer or its subsidiaries. In reviewing all reasonably available information regarding the issuer, including past performance and its financial and liquidity position, it was the Corporation’s opinion that the future cash flows of the issuer supported the carrying value of the TRUP at its original cost of $10.0 million at March 31, 2012. While the total fair value of the TRUP was $5.5 million below the Corporation’s amortized cost at March 31, 2012, the Corporation concluded that, based on the overall financial condition of the issuer, the impairment was temporary in nature at March 31, 2012.

The issuer of the $0.5 million TRUP reported a small amount of net income in 2011, compared to net losses reported in both 2010 and 2009. At March 31, 2012, the issuer was categorized as well-capitalized under applicable regulatory requirements. All scheduled interest payments on this TRUP have been made on a timely basis. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly. At March 31, 2012, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer of this TRUP or any subsidiary. In reviewing all financial information regarding the $0.5 million TRUP, it was the Corporation’s opinion that the carrying value of this TRUP at its original cost of $0.5 million was supported by the issuer’s financial position at March 31, 2012. While the fair value of the TRUP was $0.3 million below the Corporation’s amortized cost at March 31, 2012, the Corporation concluded that the impairment was temporary in nature at March 31, 2012.

At March 31, 2012, the Corporation expected to fully recover the entire amortized cost basis of each impaired investment security in its investment securities portfolio at that date. Furthermore, at March 31, 2012, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation would not have to sell any of its impaired investment securities before a full recovery of amortized cost. However, there can be no assurance that OTTI losses will not be recognized on the TRUPs or on any other investment security in the future.

Loans

The Corporation’s loan portfolio is comprised of commercial, real estate commercial, real estate construction and land development loans, referred to as the Corporation’s commercial loan portfolio, and real estate residential, consumer installment and home equity loans, referred to as the Corporation’s consumer loan portfolio. At March 31, 2012, the Corporation’s loan portfolio was $3.84 billion and consisted of loans in the commercial loan portfolio totaling $2.10 billion, or 55% of total loans, and loans in the consumer loan portfolio totaling $1.74 billion, or 45% of total loans. Loans at fixed interest rates comprised 71% of the Corporation’s total loan portfolio at March 31, 2012 and December 31, 2011, compared to 72% at March 31, 2011.

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

Total loans were $3.84 billion at March 31, 2012, an increase of $12 million, or an annualized growth rate of 1.2%, from total loans of $3.83 billion at December 31, 2011 and an increase of $161 million, or 4.4%, from total loans of $3.68 billion at March 31, 2011. While loan demand eased in the first quarter of 2012, the increase in total loans during the twelve months ended March 31, 2012 was attributable to a combination of improving economic conditions and higher loan demand, as well as the Corporation increasing its market share.

A summary of the composition of the Corporation’s loan portfolio, by major loan category, follows:

	March 31, 2012	December 31, 2011	March 31, 2011

	(In thousands)
Commercial loan portfolio:
Commercial	$903,935	$895,150	$821,115
Real estate commercial	1,095,793	1,071,999	1,074,842
Real estate construction and land development	101,157	118,176	139,439

Subtotal	2,100,885	2,085,325	2,035,396

Consumer loan portfolio:
Real estate residential	861,301	861,716	809,085
Consumer installment and home equity	880,912	884,244	838,035

Subtotal	1,742,213	1,745,960	1,647,120

Total loans	$3,843,098	$3,831,285	$3,682,516

A discussion of the Corporation’s loan portfolio by category follows.

Commercial Loan Portfolio

The Corporation’s commercial loan portfolio is comprised of commercial loans, real estate commercial loans, real estate construction loans and land development loans. The Corporation’s commercial loan portfolio is well diversified across business lines and has no concentration in any one industry. The commercial loan portfolio of $2.10 billion at March 31, 2012 included 57 loan relationships of $5.0 million or greater. These 57 loan relationships totaled $477 million and represented 23% of the commercial loan portfolio at March 31, 2012 and included 11 loan relationships that had outstanding balances of $10 million or higher, totaling $147 million, or 7%, of the commercial loan portfolio at that date. Further, the Corporation had 13 loan relationships at March 31, 2012 with loan balances greater than $5.0 million and less than $10 million, totaling $102 million, that had unfunded credit amounts that, if advanced, could result in a loan relationship of $10 million or more.

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

Commercial loans were $903.9 million at March 31, 2012, an increase of $8.7 million, or 1.0%, from commercial loans of $895.2 million at December 31, 2011 and an increase of $82.8 million, or 10.1%, from commercial loans of $821.1 million at March 31, 2011. Commercial loans represented 23.5% of the Corporation’s loan portfolio at March 31, 2012, compared to 23.3% and 22.3% at December 31, 2011 and March 31, 2011, respectively.

Real estate commercial loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Real estate commercial loans were $1.09 billion at March 31, 2012, an increase of $23.8 million, or 2.2%, from real estate commercial loans of $1.07 billion at December 31, 2011 and an increase of $21.0 million, or 1.9%, from real estate commercial loans of $1.07 billion at March 31, 2011. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 63%, 34% and 3%, respectively, of the Corporation’s real estate commercial loans outstanding at March 31, 2012. Real estate commercial loans represented 28.5% of the Corporation’s loan portfolio at March 31, 2012, compared to 28.0% and 29.2% at December 31, 2011 and March 31, 2011, respectively.

Real estate commercial lending is generally considered to involve a higher degree of risk than real estate residential, consumer installment and home equity lending, and typically involves larger loan balances concentrated in a single borrower. In addition, the payment experience on loans secured by income-producing properties and vacant land loans are typically dependent on the success of the operation of the related project and is typically affected by adverse conditions in the real estate market and in the economy.

The Corporation generally attempts to mitigate the risks associated with commercial and real estate commercial lending by, among other things, lending primarily in its market areas, lending across industry lines, not developing a concentration in any one line of business and using prudent loan-to-value ratios in the underwriting process. Michigan’s economy showed signs of improvement during 2011 and the first three months of 2012, resulting in lower loan delinquencies compared to the previous three years. However, the market values of real estate in the State of Michigan continued to decline in many areas, resulting in commercial and residential real estate foreclosures continuing to remain higher than historical averages, in particular for those loans where the primary source of repayment is through the sale of the underlying collateral. Accordingly, management expects real estate foreclosures to remain elevated despite improvements in Michigan’s economy. It is management’s belief that the loan portfolio is generally well-secured, despite declining market values for all types of real estate in the State of Michigan and nationwide over the past three years.

Real estate construction and land development loans are primarily originated for construction of commercial properties and land development. Land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Real estate construction loans often convert to a real estate commercial loan at the completion of the construction period; however, most land development loans are originated with the intention that the loans will be repaid through the sale of finished properties by the developers within twelve months of the completion date. Real estate construction and land development loans were $101.2 million at March 31, 2012, a decrease of $17.0 million, or 14%, from real estate construction and land development loans of $118.2 million at December 31, 2011 and a decrease of $38.2 million, or 27%, from real estate construction and land development loans of $139.4 million at March 31, 2011. The Corporation’s land development loans totaled $44.3 million, $44.8 million and $50.5 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively, and consisted primarily of loans to develop residential real estate. Real estate construction and land development loans represented 2.7% of the Corporation’s loan portfolio at March 31, 2012, compared to 3.1% and 3.8% at December 31, 2011 and March 31, 2011, respectively.

Real estate construction lending involves a higher degree of risk than real estate commercial lending and real estate residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates, the need to obtain a tenant or purchaser of the property if it will not be owner-occupied or the need to sell developed properties. The Corporation generally attempts to mitigate the risks associated with real estate construction lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. The Corporation’s risk in this area has increased since early 2008 due to the weak economic environment within the State of Michigan. While the economy in Michigan began improving in 2011, the sale of lots and units in both residential and commercial development projects remains weak, as customer demand also remains low, resulting in the inventory of unsold lots and housing units remaining high across the State of Michigan and resulting in the inability of most developers to sell their finished developed lots and units within their original expected time frames. Accordingly, the Corporation’s land development borrowers have sold a small percentage of their developed lots or units since early 2008 due to the unfavorable economic environment. At March 31, 2012, $8.9 million, or 20%, of the Corporation’s $44.3 million of land development loans were impaired, whereby the Corporation determined it was probable that the full amount of principal and interest would not be collected on these loans in accordance with their original contractual terms.

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

Real estate residential loans were $861.3 million at March 31, 2012, a decrease of $0.4 million from real estate residential loans of $861.7 million at December 31, 2011 and an increase of $52.2 million, or 6.5%, from real estate residential loans of $809.1 million at March 31, 2011. Real estate residential loans have historically involved the least amount of credit risk in the Corporation’s loan portfolio, although the risk on these loans has increased with the increase in the unemployment rate in the State of Michigan and the decrease in real estate property values in the State of Michigan. Real estate residential loans also include loans to consumers for the construction of single family residences that are secured by these properties. Real estate residential construction loans to consumers were $27.0 million at March 31, 2012, compared to $21.6 million at December 31, 2011 and $16.1 million at March 31, 2011. Real estate residential loans represented 22.4% of the Corporation’s loan portfolio at March 31, 2012, compared to 22.5% and 22.0% at December 31, 2011 and March 31, 2011, respectively.

During the first quarter of 2012, the Corporation originated $118 million of real estate residential loans, of which it retained $40 million in its loan portfolio, with the majority of the real estate residential loan originations in the first quarter of 2012 attributable to refinances of existing loans. The demand for longer term fixed interest rate real estate residential loans was high in 2011 and the first quarter of 2012 due to the historical low level of long-term interest rates. The Corporation has historically sold fixed interest rate real estate residential loans originated with maturities of fifteen years and over in the secondary market. However, due to a general low level of loan demand across its market areas, the Corporation retained $15 million of fixed interest rate real estate residential loans with terms of fifteen years in its loan portfolio during the first quarter of 2012, compared to $99 million for all of 2011. At March 31, 2012, $273 million, or 32%, of the Corporation’s real estate residential loans were at fixed interest rates with maturities beyond 2016.

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

Consumer loans were $880.9 million at March 31, 2012, a decrease of $3.3 million from consumer loans of $884.2 million at December 31, 2011 and an increase of $42.9 million, or 5.1%, from consumer loans of $838.0 million at March 31, 2011. At March 31, 2012, approximately 47% of consumer loans were secured by the borrowers’ personal residences (primarily second mortgages), 23% by automobiles, 20% by recreational vehicles, 8% by marine vehicles and the remaining 2% was mostly unsecured. Consumer loans represented 22.9% of the Corporation’s loan portfolio at March 31, 2012, compared to 23.1% and 22.7% at December 31, 2011 and March 31, 2011, respectively.

Consumer loans generally have shorter terms than residential mortgage loans, but generally involve more credit risk than real estate residential lending because of the type and nature of the collateral. The Corporation originates consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer lending collections are dependent on the borrowers’ continuing financial stability and are more likely to be affected by adverse personal situations. The unemployment rate in the State of Michigan was 8.5% at March 31, 2012, down from 9.3% at December 31, 2011 and 10.5% at March 31, 2011, although still higher than the national average of 8.2% at March 31, 2012. With improvement in the unemployment rate, the Corporation experienced decreases in losses on consumer loans, with net loan losses totaling 44 basis points (annualized) of average consumer loans during the first three months of 2012, compared to 60 basis points of average consumer loans in 2011. The credit risk on home equity loans and lines of credit has historically been low as property values of residential real estate had historically increased year over year. However, this credit risk has increased since the beginning of 2008 as property values have declined throughout the State of Michigan, thus increasing the risk of insufficient collateral on some home equity loans and lines of credit, and in some instances no collateral on home equity loans and lines of credit, as the majority of these loans are secured by a second mortgage on the borrowers’ residences. While Michigan’s economy has shown signs of improvement, an increase in property values in Michigan has yet to follow. The majority of the Corporation’s home equity lines of credit are comprised of loans with payments of interest only until their maturity. Home equity lines of credit have original maturities up to ten years. Home equity lines of credit comprised 21% of the Corporation’s consumer loans at both March 31, 2012 and December 31, 2011, compared to 22% at March 31, 2011.

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

Nonperforming assets were $124.5 million at March 31, 2012, compared to $131.8 million at December 31, 2011 and $172.2 million at March 31, 2011, and represented 2.3%, 2.5% and 3.2%, respectively, of total assets. The decrease in nonperforming assets since March 31, 2011 is a sign of improvement in the credit quality of the Corporation’s loan portfolio and the improving economic climate in Michigan that began in 2011. However, the Corporation’s levels of nonperforming assets have remained elevated, compared to historical levels, due to the unfavorable economic climate within the State of Michigan that has existed for more than four years, which resulted in cash flow difficulties being encountered by many business and consumer loan customers. The Corporation’s nonperforming assets are not concentrated in any one industry or any one geographical area within Michigan, other than $5.4 million in nonperforming land development loans. At March 31, 2012, there were three commercial loan relationships exceeding $2.5 million, totaling $11.9 million, that were in nonperforming status. Based on declines in both residential and commercial real estate appraised values due to the weakness in the Michigan economy over the past several years, management continues to evaluate and, when appropriate, obtain new appraisals or discount appraised values to compute net realizable values of nonperforming real estate secured loans and other real estate properties. While the economic climate within Michigan has shown signs of improvement, it is management’s belief that nonperforming assets will remain at elevated levels through the remainder of 2012 and beyond.

The following schedule provides a summary of nonperforming assets, including the composition of nonperforming loans by major loan category.

	March 31, 2012	December 31, 2011	March 31, 2011
	(In thousands)
Nonaccrual loans:
Commercial	$11,443	$10,726	$15,672
Real estate commercial	46,870	44,438	59,931
Real estate construction and land development	3,809	6,190	9,414
Real estate residential	12,687	12,573	15,505
Consumer installment and home equity	4,344	4,467	5,774

Total nonaccrual loans	79,153	78,394	106,296

Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	1,005	1,381	455
Real estate commercial	75	374	459
Real estate construction and land development	—	287	—
Real estate residential	333	752	191
Consumer installment and home equity	1,233	1,023	1,091

Total accruing loans contractually past due 90 days or more as to interest or principal payments	2,646	3,817	2,196

Nonperforming TDRs:
Commercial loan portfolio	11,258	14,675	15,201
Consumer loan portfolio	5,491	9,383	22,166

Total nonperforming TDRs	16,749	24,058	37,367

Total nonperforming loans	98,548	106,269	145,859
Other real estate and repossessed assets(1)	25,944	25,484	26,355

Total nonperforming assets	$124,492	$131,753	$172,214

Nonperforming loans as a percent of total loans	2.56%	2.77%	3.96%

Nonperforming assets as a percent of total assets	2.28%	2.47%	3.23%

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held for sale, including properties acquired as a result of the OAK acquisition.

The following schedule summarizes changes in nonaccrual loans during the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Balance at beginning of period	$78,394	$102,962
Additions during period	15,854	21,775
Principal balances charged off	(4,991)	(8,165)
Transfers to other real estate/repossessed assets	(2,833)	(1,919)
Returned to accrual status	(3,992)	(4,823)
Payments received	(3,279)	(3,534)

Balance at end of period	$79,153	$106,296

The following schedule provides the composition of nonperforming loans by major loan category.

	March 31, 2012		December 31, 2011		March 31, 2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)
Commercial loan portfolio:
Commercial	$16,664	17%	$15,684	15%	$21,946	15%
Real estate commercial	52,349	53	55,791	53	69,772	48
Real estate construction and land development	5,447	6	6,596	6	9,414	6

Subtotal-commercial loan portfolio	74,460	76	78,071	74	101,132	69

Consumer loan portfolio:
Real estate residential	18,511	18	22,708	21	37,862	26
Consumer installment and home equity	5,577	6	5,490	5	6,865	5

Subtotal-consumer loan portfolio	24,088	24	28,198	26	44,727	31

Total nonperforming loans	$98,548	100%	$106,269	100%	$145,859	100%

Total nonperforming loans were $98.5 million at March 31, 2012, a decrease of $7.8 million, or 7.3%, compared to $106.3 million at December 31, 2011 and a decrease of $47.4 million, or 32%, compared to $145.9 million at March 31, 2011. The Corporation’s nonperforming loans in the commercial loan portfolio were $74.5 million at March 31, 2012, a decrease of $3.6 million, or 4.6%, from $78.1 million at December 31, 2011 and a decrease of $26.6 million, or 26%, from $101.1 million at March 31, 2011. Nonperforming loans in the commercial loan portfolio comprised 76%, 74% and 69% of total nonperforming loans at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. The Corporation’s nonperforming loans in the consumer loan portfolio were $24.0 million at March 31, 2012, a decrease of $4.2 million, or 15%, from $28.2 million at December 31, 2011 and a decrease of $20.8 million, or 46%, from $44.8 million at March 31, 2011.

Nonperforming Loans — Commercial Loan Portfolio

The following schedule presents data related to nonperforming loans in the commercial loan portfolio by dollar amount at March 31, 2012, December 31, 2011 and March 31, 2011.

	March 31, 2012		December 31, 2011		March 31, 2011
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
$5,000,000 or more	1	$6,777	1	$6,906	1	$7,277
$2,500,000 — $4,999,999	2	5,140	2	5,192	4	11,577
$1,000,000 — $2,499,999	13	21,104	14	23,516	17	28,684
$500,000 — $999,999	21	15,051	19	13,565	23	15,827
$250,000 — $499,999	38	13,011	39	13,738	54	19,999
Under $250,000	158	13,377	177	15,154	187	17,768

Total	233	$74,460	252	$78,071	286	$101,132

Nonperforming commercial loans were $16.7 million at March 31, 2012, an increase of $1.0 million, or 6.2%, from $15.7 million at December 31, 2011 and a decrease of $5.2 million, or 24%, from $21.9 million at March 31, 2011. The nonperforming commercial loans at March 31, 2012 were not concentrated in any single industry.

Nonperforming real estate commercial loans were $52.4 million at March 31, 2012, a decrease of $3.4 million, or 6.2%, from $55.8 million at December 31, 2011 and a decrease of $17.4 million, or 25% from $69.8 million at March 31, 2011. Nonperforming real estate commercial loans secured by owner occupied real estate, non-owner occupied real estate and vacant land totaled $25.9 million, $18.8 million and $7.7 million, respectively, at March 31, 2012, and comprised 4.5%, 7.6% and 27.4%, respectively, of total owner occupied real estate, non-owner occupied real estate and vacant land loans included in the Corporation’s originated real estate commercial loans at March 31, 2012. At March 31, 2012, the Corporation’s nonperforming real estate commercial loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation’s market areas. The largest concentration of the $52.4 million in nonperforming real estate commercial loans at March 31, 2012 was one customer relationship totaling $6.6 million that was secured by a combination of vacant land and non-owner occupied commercial real estate. This same customer relationship had another $0.2 million included in nonperforming real estate construction and land development loans and $0.4 million included in nonperforming real estate residential loans. At March 31, 2012, $8.3 million of the nonperforming real estate commercial loans were in various stages of foreclosure with 34 borrowers. Challenges remain in the Michigan economy, despite some signs of improvement, thus creating a difficult business environment for many lines of business across the state.

Nonperforming real estate construction and land development loans were $5.4 million at March 31, 2012, a decrease of $1.2 million, or 18%, from $6.6 million at December 31, 2011 and a decrease of $4.0 million, or 43%, from $9.4 million at March 31, 2011. At March 31, 2012, all of the nonperforming real estate construction and land development loans were land development loans secured primarily by residential real estate improved lots and housing units. The $5.4 million of nonperforming loans secured by land development projects represented 17% of total originated land development loans outstanding of $31.4 million at March 31, 2012. The economy in Michigan has adversely impacted housing demand throughout the state since 2008 and, accordingly, a significant percentage of the Corporation’s residential real estate development borrowers have experienced cash flow difficulties associated with a significant decline in sales of both lots and residential real estate.

Nonperforming Loans — Consumer Loan Portfolio

Nonperforming real estate residential loans were $18.5 million at March 31, 2012, a decrease of $4.2 million, or 19%, from $22.7 million at December 31, 2011 and a decrease of $19.4 million, or 51%, from $37.9 million at March 31, 2011. The decrease in nonperforming real estate residential loans during the first quarter of 2012 was attributable to a decline in nonperforming TDRs. At March 31, 2012, a total of $5.9 million of nonperforming real estate residential loans were in various stages of foreclosure.

Nonperforming consumer installment and home equity loans were $5.6 million at March 31, 2012, an increase of $0.1 million from $5.5 million at December 31, 2011 and a decrease of $1.3 million, or 19%, from $6.9 million at March 31, 2011.

Troubled Debt Restructurings (TDRs)

The unfavorable economic climate in Michigan has resulted in a large number of both business and consumer customers with cash flow difficulties and thus the inability to maintain their loan balances in a performing status. The Corporation determined that it was probable that certain customers who were past due on their loans, if provided a modification of their loan by reducing their monthly payment for a limited time period, would be able to bring their loan relationship to a performing status. The Corporation believed these modifications would potentially result in a lower level of loan losses and loan collection costs than if the Corporation currently proceeded through the foreclosure process with these borrowers. These modifications involve granting concessions to borrowers who are experiencing financial difficulty and, therefore, meet the criteria to be considered TDRs.

The Corporation’s loans reported as TDRs continue to accrue interest at the loan’s effective interest rate as the Corporation expects to collect the remaining principal balance of the loan. The Corporation recognizes interest income on TDRs at the loan’s original contractual rate at the time of modification. TDRs are reported as a nonperforming loan (nonperforming TDR) until a six-month payment history of principal and interest payments, in accordance with the loan modification, is sustained, at which time the Corporation moves the loans to a performing status (performing TDR). The Corporation’s loans reported as TDRs do not include modified loans that are already reported in a nonaccrual status. The Corporation’s nonaccrual loans at March 31, 2012, December 31, 2011 and March 31, 2011 included $38.6 million, $41.8 million and $58.7 million, respectively, of these modified loans.

The following summarizes the Corporation’s TDRs at March 31, 2012:

	Performing Status	Nonperforming Status			Total
		Current	Past Due 31-90 Days	Sub- Total
	(In thousands)
Commercial loan portfolio	$8,521	$11,054	$204	$11,258	$19,779
Consumer loan portfolio	18,656	4,891	600	5,491	24,147

Total TDRs	$27,177	$15,945	$804	$16,749	$43,926

The Corporation’s TDRs in the commercial loan portfolio generally consist of loans where the Corporation has allowed borrowers to temporarily defer scheduled principal payments and make interest only payments for a short period of time (generally six months to one year) at the stated interest rate of the original loan agreement or lower payments due to a modification of the loan’s contractual terms. The Corporation does not expect to incur a loss on these loans based on its assessment of the borrowers’ expected cash flows, and accordingly, no additional provision for loan losses has been recognized related to these loans. These TDRs are individually evaluated for impairment and transferred to nonaccrual status if conditions change and it is probable that any remaining principal and interest payments due on the loans will not be collected in accordance with the modified contractual terms of the loans. Once the borrowers under these TDRs have made at least six consecutive months of principal and interest payments under a formal modification agreement that follows the temporary deferral period, the loans are classified by the Corporation as performing TDRs. The outstanding balance of nonperforming TDRs in the commercial loan portfolio was $11.3 million, $14.7 million and $15.2 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. At March 31, 2012 and December 31, 2011, the Corporation had $8.5 million and $4.8 million of performing TDRs in the commercial loan portfolio due to the borrowers’ sustained repayment histories.

A rollforward of the Corporation’s TDRs in the commercial loan portfolio for the three months ended March 31, 2012 follows:

	Performing	Nonperforming	Total
	(In thousands)
Balance at January 1, 2012	$4,765	$14,675	$19,440
Additions for modifications	—	4,429	4,429
Transfers to performing TDR status	3,483	(3,483)	—
Transfers to nonperforming TDR status	(312)	312	—
Principal payments and pay-offs	(78)	(128)	(206)
Transfers from (to) nonaccrual status	663	(4,547)	(3,884)

Balance at March 31, 2012	$8,521	$11,258	$19,779

The Corporation’s TDRs in the consumer loan portfolio generally consist of loans where the Corporation has reduced a borrower’s monthly payments by decreasing the interest rate charged on the loan to 3%-5% for a specified period of time (generally 24 months). These loans are moved to nonaccrual status if the loan becomes 90 days past due as to principal or interest, or sooner if conditions warrant. Once the borrowers under these TDRs have made at least six consecutive months of principal and interest payments, they are classified as performing TDRs. The outstanding balance of nonperforming TDRs in the consumer loan portfolio was $5.5 million, $9.4 million and $22.2 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. At March 31, 2012 and December 31, 2011, the Corporation had $18.7 million and $15.6 million, respectively, of performing TDRs in the consumer loan portfolio due to the borrowers’ sustained repayment histories. The Corporation recognized $0.1 million of additional provision for loan losses during the three months ended March 31, 2012 related to impairment on its TDRs (as a result of the temporary reduction in the borrowers’ interest rates) at the time the loans were modified based on the present value of expected future cash flows discounted at the loan’s original effective interest rate.

The Corporation’s cumulative redefault rate as of March 31, 2012 on its TDRs, which represents the percentage of TDRs that transferred to nonaccrual status since the Corporation began such modifications in 2009, was 22% for TDRs in the commercial loan portfolio and 16% for TDRs in the consumer loan portfolio.

Other Real Estate and Repossessed Assets

Other real estate and repossessed assets are components of nonperforming assets that include other real estate (ORE), comprised of residential and commercial real estate and land development properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and repossessed assets, comprised of other personal and commercial assets. ORE totaled $25.5 million at March 31, 2012, an increase of $0.6 million, or 2.4%, from $24.9 million at December 31, 2011 and a decrease of $0.3 million, or 1.2%, from $25.8 million at March 31, 2011. Repossessed assets totaled $0.5 million, $0.6 million and $0.6 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

The following schedule provides the composition of ORE:

	March 31, 2012	December 31, 2011	March 31, 2011
	(In thousands)
Composition of ORE:
Vacant land	$7,036	$7,565	$8,501
Commercial properties	10,453	9,565	9,102
Residential real estate properties	6,598	6,171	5,088
Residential development properties	1,397	1,587	3,106

Total ORE	$25,484	$24,888	$25,797

The following schedule summarizes ORE activity during the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Balance at beginning of period	$24,888	$26,977
Additions	3,646	2,042
Write-downs to fair value	(206)	(493)
Dispositions	(2,844)	(2,729)

Balance at end of period	$25,484	$25,797

The Corporation’s ORE is carried at the lower of cost or fair value less estimated cost to sell. The Corporation’s $25.5 million of ORE at March 31, 2012 included ten ORE properties with a carrying value of $0.5 million or more totaling $9.5 million. The historically large inventory of real estate properties for sale across the State of Michigan has resulted in an increase in the Corporation’s carrying time and cost of holding ORE. Consequently, the Corporation had $13.6 million in ORE at March 31, 2012 that had been held in excess of one year, of which $3.2 million had been held in excess of three years. Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and the Corporation had $14.2 million of nonperforming loans that were in the process of foreclosure at March 31, 2012, it is anticipated that the level of the Corporation’s ORE will remain at elevated levels.

All of the Corporation’s ORE properties have been written down to fair value through a charge-off against the allowance for loan losses at the time the loan was transferred to ORE or through a subsequent write-down, recorded as an operating expense, to recognize a further market value decline of the property after the initial transfer date. In addition, ORE properties acquired in the acquisition of OAK were recorded at fair value at the date of acquisition. Accordingly, at March 31, 2012, the carrying value of ORE of $25.5 million was reflective of $40.9 million in charge-offs, write-downs or fair value adjustments, and represented 38% of the contractual loan balance remaining at the time the property was transferred to ORE.

During the three months ended March 31, 2012, the Corporation sold 45 ORE properties for net proceeds of $3.0 million. On an average basis, the net proceeds from these sales represented 117% of the carrying value of the property at the time of sale, although the net proceeds represented 60% of the remaining loan balance at the time the Corporation received title to the properties.

Nonperforming assets at March 31, 2012, December 31, 2011 and March 31, 2011 did not include acquired loans totaling $15.5 million, $17.4 million and $17.7 million, respectively, that were not performing in accordance with the loan’s original contractual terms due to a market interest yield being recognized on these loans into interest income. The risk of credit loss on these loans was recognized as part of the fair value adjustment recorded at the acquisition date. Acquired loans not performing in accordance with the loans’ original contractual terms are included in the Corporation’s impaired loan schedule in Note 4 to the consolidated financial statements.

Impaired Loans

A loan is considered impaired when management determines it is probable that all of the principal and interest due will not be collected according to the original contractual terms of the loan agreement. In most instances, impairment is measured based on the fair market value of the underlying collateral, as such impaired loans are deemed collateral dependent. Impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. A portion of the allowance for loan losses is specifically allocated to impaired loans. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from amounts estimated.

Impaired loans totaled $138.6 million at March 31, 2012, a decrease of $1.6 million, or 1.2%, compared to $140.2 million at December 31, 2011 and a decrease of $22.8 million, or 14%, compared to $161.4 million at March 31, 2011. A summary of impaired loans at March 31, 2012, December 31, 2011 and March 31, 2011 follows:

	March 31, 2012	December 31, 2011	March 31, 2011
	(In thousands)
Originated impaired loans:
Commercial loan portfolio:
Nonaccrual loans	$62,122	$61,354	$85,018
Nonperforming TDRs	11,258	14,675	15,201
Performing TDRs	8,521	4,765	—

Subtotal	81,901	80,794	100,219

Consumer loan portfolio:
Nonaccrual loans	17,031	17,040	21,279
Nonperforming TDRs	5,491	9,383	22,166
Performing TDRs	18,656	15,629	—

Subtotal	41,178	42,052	43,445

Total originated impaired loans	123,079	122,846	143,664
Acquired loans not performing in accordance with original contractual terms	15,495	17,375	17,747

Total impaired loans	$138,574	$140,221	$161,411

After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, it was determined that impaired nonaccrual loans of the commercial loan portfolio totaling $30.9 million at March 31, 2012 required a specific allocation of the allowance for loan losses (valuation allowance), compared to $27.3 million at December 31, 2011 and $37.9 million at March 31, 2011. The Corporation’s nonperforming and performing TDRs in the commercial loan portfolio did not require a valuation allowance as the Corporation expects to collect the full principal and interest owed on each of the loans.

The following schedule summarizes impaired loans in the commercial loan portfolio and the related valuation allowance at March 31, 2012, December 31, 2011 and March 31, 2011 and partial loan charge-offs (confirmed losses) taken on these impaired loans:

	Amount	Valuation Allowance	Confirmed Losses	Cumulative Inherent Loss Percentage
	(In thousands)

March 31, 2012
Impaired loans — originated commercial loan portfolio:
With valuation allowance and no charge-offs	$18,689	$5,437	$—	29%
With valuation allowance and charge-offs	12,222	3,740	1,683	39
With charge-offs and no valuation allowance	27,291	—	18,168	40
Without valuation allowance or charge-offs	23,699	—	—	—

Total	81,901	$9,177	$19,851	29%

Impaired acquired loans	15,495

Total impaired loans in the commercial loan portfolio	$97,396

December 31, 2011
Impaired loans — originated commercial loan portfolio:
With valuation allowance and no charge-offs	$12,658	$3,717	$—	29%
With valuation allowance and charge-offs	14,656	4,865	2,640	43
With charge-offs and no valuation allowance	25,407	—	19,015	43
Without valuation allowance or charge-offs	28,073	—	—	—

Total	80,794	$8,582	$21,655	30%

Impaired acquired loans	17,375

Total impaired loans in the commercial loan portfolio	$98,169

March 31, 2011
Impaired loans — originated commercial loan portfolio:
With valuation allowance and no charge-offs	$23,697	$7,595	$—	32%
With valuation allowance and charge-offs	14,226	3,581	3,157	39
With charge-offs and no valuation allowance	26,492	—	20,120	43
Without valuation allowance or charge-offs	35,804	—	—	—

Total	100,219	$11,176	$23,277	28%

Impaired acquired loans	17,747

Total impaired loans in the commercial loan portfolio	$117,966

The Corporation’s valuation allowance for impaired loans of the commercial loan portfolio was $9.2 million at March 31, 2012, an increase of $0.6 million from $8.6 million at December 31, 2011 and a decrease of $2.0 million from $11.2 million at March 31, 2011. Confirmed losses represent partial loan charge-offs on impaired loans due primarily to the receipt of a recent third-party property appraisal indicating the value of the collateral securing the loan is below the loan balance and management believes full collection of the loan balance is not likely.

The Corporation generally does not recognize a valuation allowance for impaired loans in the consumer loan portfolio as these loans are comprised of smaller-balance homogeneous loans that are collectively evaluated for impairment. However, the Corporation had a valuation allowance attributable to TDRs in the consumer loan portfolio of $0.7 million at both March 31, 2012 and December 31, 2011, compared to $0.8 million at March 31, 2011, related to the reduction in the present value of expected future cash flows for these loans discounted at their original effective interest rate.

Impaired loans included acquired loans totaling $15.5 million, $17.4 million and $17.7 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively, that were not performing in accordance with the original contractual terms of the loans. These individual loans did not require a valuation allowance as they were initially recorded at fair value, which included an estimate for credit losses, and are subsequently evaluated for further credit deterioration in loan pools. At March 31, 2012 and December 31, 2011, $2.2 million and $1.6 million, respectively, of the allowance for loan losses was allocated to acquired loans due primarily to one of the fourteen acquired loan pools experiencing a decline in expected cash flows. There were no material changes in expected cash flows for the remaining acquired loan pools.

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

The allowance of the acquired loan portfolio was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair value at the date of acquisition, with the estimated fair value including a component for expected credit losses. Acquired loans are subsequently evaluated for further credit deterioration in loan pools, which consist of loans with similar credit risk characteristics. If an acquired loan pool experiences a decrease in expected cash flows, as compared to those expected at the acquisition date, a portion of the allowance is allocated to acquired loans. At March 31, 2012 and December 31, 2011, $2.2 million and $1.6 million, respectively, of the allowance was allocated to acquired loans due primarily to one of the fourteen acquired loan pools experiencing a decline in expected cash flows. There were no material changes in expected cash flows for the remaining acquired loan pools.

Economic conditions in the Corporation’s markets, all within Michigan, were generally less favorable than those nationwide during 2011 and the first three months of 2012. The economy in Michigan has showed signs of improvement, although economic challenges remain and are expected to continue in 2012. Accordingly, management believes net loan losses, delinquencies and nonperforming loans will remain at elevated levels.

The following schedule summarizes information related to the Corporation’s allowance for originated loans:

	March 31, 2012	December 31, 2011	March 31, 2011
	(In thousands)
Allowance for loan losses — originated loans	$85,585	$86,733	$89,674
Nonperforming loans	98,548	106,269	145,859
Allowance for originated loans as a percent of:
Total originated loans	2.54%	2.60%	2.85%
Nonperforming loans	87%	82%	61%
Nonperforming loans, net of impaired originated loans for which the expected loss has been charged-off	120%	107%	75%

Deposits

Total deposits were $4.46 billion at March 31, 2012, an increase of $95 million, or 2.2%, from total deposits of $4.37 billion at December 31, 2011, and an increase of $79 million, or 1.8%, from total deposits of $4.38 billion at March 31, 2011. The increase in total deposits from year end 2011 was primarily attributable to a seasonal increase in municipal customer deposits and an increase in noninterest bearing demand deposits that were partially offset by a decrease in certificate of deposit accounts. The increase in total deposits for the twelve-month period ended March 31, 2012 was primarily attributable to a $148 million, or 19%, increase in noninterest bearing demand deposits that was partially offset by a decline in certificate of deposit accounts and the Corporation paying off maturing brokered deposits. At March 31, 2012, the Corporation had $94 million in remaining brokered deposits that were acquired in the OAK acquisition. The Corporation intends to continue to use its liquidity to pay off brokered deposits as they mature, with $49 million maturing during the remainder of 2012, $37 million maturing in 2013 and the remainder thereafter.

It is the Corporation’s strategy to develop customer relationships that will drive core deposit growth and stability. The Corporation’s competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation’s markets during 2011 and the first three months of 2012, the Corporation’s efforts to expand its deposit relationships with existing customers, the Corporation’s financial strength and a general trend in customers holding more liquid assets have resulted in the Corporation continuing to experience increases in customer deposits. Total deposits increased $136 million, excluding the reduction in maturing brokered deposits, during the twelve months ended March 31, 2012, while during the same time frame, the Corporation experienced a decrease in the average cost of its deposits.

At March 31, 2012, the Corporation’s time deposits, which consist of certificates of deposit, totaled $1.48 billion, of which $759 million have stated maturities during the remainder of 2012. The Corporation expects the majority of these maturing time deposits to be renewed by customers. The following schedule summarizes the quarterly maturities for the remainder of 2012 of the Corporation’s time deposits:

	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Maturity schedule:
April 1 — June 30, 2012	$359,158	0.85%
July 1 — September 30, 2012	211,155	1.26
October 1 — December 31, 2012	188,851	1.28

Total 2012 maturities	$759,164	1.07%

Borrowed Funds

Borrowed funds include short-term borrowings and Federal Home Loan Bank (FHLB) advances. Short-term borrowings were $335.1 million, $303.8 million and $286.2 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively, and were comprised solely of securities sold under agreements to repurchase with customers. Securities sold under agreements to repurchase represent funds deposited by customers that are secured by investment securities that are owned by Chemical Bank, as these deposits are not covered by FDIC insurance. These funds have been a stable source of liquidity for Chemical Bank, much like its core deposit base. As part of the Corporation’s focus on relationship banking, it generally accepts these deposits from customers that have an established banking relationship with Chemical Bank. The Corporation’s securities sold under agreements to repurchase do not qualify as sales for accounting purposes.

FHLB advances are borrowings from the Federal Home Loan Bank of Indianapolis that are secured by both a blanket security agreement of real estate residential first lien loans with an aggregate book value equal to at least 155% of the advances and FHLB capital stock owned by Chemical Bank. FHLB advances totaled $42.1 million at March 31, 2012, compared to $43.1 million at December 31, 2011 and $72.9 million at March 31, 2011. At March 31, 2012, the carrying value of real estate residential first lien loans eligible for collateral under the blanket security agreement was $810 million.

The scheduled maturities of FHLB advances outstanding at March 31, 2012 were as follows: 2012 — $7.8 million; 2013 — $28.1 million; 2014 — $5.7 million; 2015 — $0.5 million.

At March 31, 2012, the Corporation’s additional borrowing availability through the FHLB, based on the amount of FHLB stock owned by the Corporation and subject to the FHLB’s credit requirements and policies, was $299 million. At March 31, 2012, the Corporation had agreements in place to obtain up to $30 million in additional liquidity through borrowings from the Federal Reserve Bank’s discount window at the Corporation’s discretion.

Credit-Related Commitments

The Corporation has credit-related commitments that may impact its liquidity. The following schedule summarizes the Corporation’s credit-related commitments and expected expiration dates by period as of March 31, 2012. Because many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit	$454,906	$108,074	$59,635	$52,395	$675,010
Loan commitments	193,793	—	—	—	193,793
Standby letters of credit	28,131	13,357	3,840	225	45,553

Total credit-related commitments	$676,830	$121,431	$63,475	$52,620	$914,356

Capital

Total shareholders’ equity was $580.1 million at March 31, 2012, compared to $571.7 million at December 31, 2011 and $563.7 million at March 31, 2011. Total shareholders’ equity as a percentage of total assets was 10.6% as of March 31, 2012, compared to 10.7% at December 31, 2011 and 10.6% at March 31, 2011. The Corporation’s tangible equity, which is defined as total shareholders’ equity less goodwill and other acquired intangible assets, totaled $463.0 million, $454.2 million and $444.5 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. The Corporation’s tangible equity to assets ratio was 8.7% at both March 31, 2012 and December 31, 2011, compared to 8.5% at March 31, 2011.

The Corporation and Chemical Bank continue to maintain strong capital positions, which significantly exceeded the minimum levels prescribed by the Federal Reserve at March 31, 2012, as shown in the following schedule:

	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Actual Capital Ratios:
Chemical Financial Corporation	9.1%	12.4%	13.7%
Chemical Bank	9.0	12.3	13.5
Minimum required for capital adequacy purposes	4.0	4.0	8.0
Minimum required for “well-capitalized” capital adequacy purposes	5.0	6.0	10.0

Results of Operations

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans, investment and nonmarketable equity securities, federal funds sold and interest-bearing deposits with unaffiliated banks and others, and interest expense on liabilities, such as deposits and borrowings. Net interest income, on a fully taxable equivalent (FTE) basis, is the difference between interest income and interest expense adjusted for the tax benefit on tax-exempt commercial loans and investment securities. Net interest margin is calculated by dividing net interest income (FTE) by average interest-earning assets, annualized as applicable. Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Because noninterest-bearing sources of funds, or free funds (principally demand deposits and shareholders’ equity), also support earning assets, the net interest margin exceeds the net interest spread.

Net interest income (FTE) was $47.5 million in the first quarter of 2012, compared to $48.4 million in the fourth quarter of 2011 and $46.5 million in the first quarter of 2011. The presentation of net interest income on an FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $1.3 million for each of the three months ended March 31, 2012, December 31, 2011 and March 31, 2011. These adjustments were computed using a 35% federal income tax rate.

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

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 3.25% at the end of 2008 and has remained at this historically low rate through March 31, 2012. The prime interest rate has historically been 300 basis points higher than the federal funds rate. The Federal Reserve’s Open Market Committee (FOMC) has indicated that it will potentially keep the federal funds rate between zero and 0.25% through the end of 2014, and therefore, the prime interest rate is expected to remain at or near its current historical low level of 3.25% during 2012. The majority of the Corporation’s variable interest rate loans in the commercial loan portfolio are tied to the prime rate.

Net interest income (FTE) of $47.5 million in the first quarter of 2012 was $0.9 million, or 1.9%, lower than net interest income (FTE) of $48.4 million in the fourth quarter of 2011, with the decrease primarily attributable to one less day in the first quarter of 2012 and the receipt of certain sources of interest income in the fourth quarter of 2011 consistent with historical experience. The net interest margin in the first quarter of 2012 was 3.76%, compared to 3.84% in the fourth quarter of 2011. The average yield on interest-earning assets decreased 12 basis points to 4.28% in the first quarter of 2012, from 4.40% in the fourth quarter of 2011. The decrease in yield on interest-earning assets was offset by an increase in the average volume of interest-earning assets outstanding during the first quarter of 2012, as compared to the fourth quarter of 2011. The average cost of interest-bearing liabilities decreased 6 basis points to 0.67% in the first quarter of 2012, from 0.73% in the fourth quarter of 2011. The decreases in the yield on interest-earning assets and the cost of interest-bearing liabilities were primarily attributable to the continued historical low interest rate environment and the repricing of loans and deposits to current market rates upon maturity or renewal.

Net interest income (FTE) of $47.5 million in the first quarter of 2012 was $1.0 million, or 2.0%, higher than net interest income (FTE) of $46.5 million in the first quarter of 2011, with the increase primarily attributable to an increase in average loans of $155 million, or 4.2%, between the two quarters that was partially offset by the net impact of interest-earning assets and interest-bearing liabilities repricing during the twelve months ended March 31, 2012. The average volume of interest-earning assets in the first quarter of 2012 increased $98 million, or 2.0%, compared to the first quarter of 2011, with the increase attributable to loan growth. Net interest margin was 3.76% in the first quarter of 2012, compared to 3.78% in the first quarter of 2011. The average yield on interest-earning assets decreased 20 basis points to 4.28% in the first quarter of 2012, from 4.48% in the first quarter of 2011. The average cost of interest-bearing liabilities decreased 20 basis points to 0.67% in the first quarter of 2012, from 0.87% in the first quarter of 2011.

The decreases in the yield on interest-earning assets and the cost of interest-bearing liabilities were attributable primarily to the continued historical low interest rate environment and the repricing of loans and deposits to current market rates upon maturity or renewal.

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

The following schedule presents the average daily balances of the Corporation’s major categories of assets and liabilities, interest income and expense on an FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the three months ended March 31, 2012, December 31, 2011 and March 31, 2011.

Average Balances, Tax Equivalent Interest and Effective Yields and Rates* (Dollars in thousands)

	Three Months Ended
	March 31, 2012			December 31, 2011			March 31, 2011
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
Assets
Interest-Earning Assets:
Loans**	$3,842,168	$48,737	5.10%	$3,789,507	$50,012	5.25%	$3,687,277	$49,979	5.48%
Taxable investment securities	663,689	2,565	1.55	648,858	2,539	1.57	574,507	2,324	1.62
Tax-exempt investment securities	182,543	2,261	4.95	176,690	2,276	5.15	170,244	2,246	5.28
Other interest-earning assets	25,572	130	2.05	25,572	360	5.58	27,133	123	1.84
Interest-bearing deposits with unaffiliated banks and others	347,910	228	0.26	368,186	241	0.26	504,223	309	0.25

Total interest-earning assets	5,061,882	53,921	4.28	5,008,813	55,428	4.40	4,963,384	54,981	4.48
Less: Allowance for loan losses	88,595			91,021			92,388
Other Assets:
Cash and cash due from banks	112,357			111,647			112,219
Premises and equipment	66,261			65,440			65,535
Interest receivable and other assets	244,515			246,200			253,808

Total Assets	$5,396,420			$5,341,079			$5,302,558

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$880,665	$272	0.12%	$825,123	$273	0.13%	$860,964	$418	0.20%
Savings deposits	1,162,328	394	0.14	1,142,369	447	0.16	1,147,524	685	0.24
Time deposits	1,497,913	5,436	1.46	1,530,483	5,945	1.54	1,589,651	6,775	1.73
Short-term borrowings	320,476	104	0.13	304,750	106	0.14	270,760	150	0.22
FHLB advances	42,604	263	2.48	44,278	274	2.46	73,507	442	2.44

Total interest-bearing liabilities	3,903,986	6,469	0.67	3,847,003	7,045	0.73	3,942,406	8,470	0.87
Noninterest-bearing deposits	875,367			880,091			764,635

Total deposits and borrowed funds	4,779,353			4,727,094			4,707,041
Interest payable and other liabilities	42,806			35,880			34,856
Shareholders’ equity	574,261			578,105			560,661

Total Liabilities and Shareholders’ Equity	$5,396,420			$5,341,079			$5,302,558

Net Interest Spread (Average yield earned minus average rate paid)			3.61%			3.67%			3.61%

Net Interest Income (FTE)		$47,452			$48,383			$46,511

Net Interest Margin (Net Interest Income (FTE) divided by total average interest- earning assets)			3.76%			3.84%			3.78%

*	Taxable equivalent basis using a federal income tax rate of 35%.
**	Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

The following schedule allocates the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities, and changes in average interest rates earned and paid, for the three months ended March 31, 2012 compared to December 31, 2011 and three months ended March 31, 2012 compared to March 31, 2011.

Volume and Rate Variance Analysis* (In Thousands)

	Three Months Ended
	March 31, 2012 Compared to December 31, 2011			March 31, 2012 Compared to March 31, 2011
	Increase (Decrease) Due to Changes in		Combined Increase/ (Decrease)	Increase (Decrease) Due to Changes in		Combined Increase/ (Decrease)
	Average Volume**	Average Yield/Rate**		Average Volume**	Average Yield/Rate**
Changes in Interest Income on Interest-Earning Assets:
Loans	$654	$(1,929)	$(1,275)	$2,089	$(3,331)	$(1,242)
Taxable investment/other assets	58	(262)	(204)	346	(98)	248
Tax-exempt investment securities	74	(89)	(15)	159	(144)	15
Interest-bearing deposits with unaffiliated banks and others	(13)	—	(13)	(98)	17	(81)

Total change in interest income on interest-earning assets	773	(2,280)	(1,507)	2,496	(3,556)	(1,060)

Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	19	(20)	(1)	3	(149)	(146)
Savings deposits	5	(58)	(53)	(3)	(288)	(291)
Time deposits	(129)	(380)	(509)	(342)	(997)	(1,339)
Short-term borrowings	5	(7)	(2)	23	(69)	(46)
FHLB advances	(10)	(1)	(11)	(187)	8	(179)

Total change in interest expense on interest-bearing liabilities	(110)	(466)	(576)	(506)	(1,495)	(2,001)

Total Change in Net Interest Income (FTE)	$883	$(1,814)	$(931)	$3,002	$(2,061)	$941

*	Taxable equivalent basis using a federal income tax rate of 35%.
**	The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses (provision) is an increase to the allowance, as determined by management, to provide for probable losses inherent in the originated loan portfolio and for impairment of pools of acquired loans that results from the Corporation experiencing a decrease in cash flows of acquired loans during each reporting period.

The provision was $5.0 million in the first quarter of 2012, compared to $5.1 million in the fourth quarter of 2011 and $7.5 million in the first quarter of 2011. The Corporation recognized a $0.6 million provision related to the acquired portfolio during the first quarter of 2012 that was primarily attributable to one acquired loan pool experiencing a decline in expected cash flows. There were no material changes in expected cash flows for the remaining acquired loan pools since the date of acquisition.

The Corporation experienced net loan charge-offs of $5.5 million in both the first quarter of 2012 and the fourth quarter of 2011, compared to $7.4 million in the first quarter of 2011. Net loan charge-offs as a percentage of average loans (annualized) were 0.58% in both the first quarter of 2012 and the fourth quarter of 2011, compared to 0.80% in the first quarter of 2011. Net loan charge-offs of loans in the commercial loan portfolio totaled $2.7 million in the first quarter of 2012, compared to $3.5 million in the fourth quarter of 2011 and $5.6 million in the first quarter of 2011 and represented 50% of total net loan charge-offs during the first quarter of 2012, compared to 64% during the fourth quarter of 2011 and 76% during the first quarter of 2011. The commercial loan portfolio’s net loan charge-offs in the first three months of 2012 and in 2011 were not concentrated in any one industry or borrower. Net loan charge-offs of loans in the consumer loan portfolio totaled $2.8 million in the first quarter of 2012, compared to $2.0 million in the fourth quarter of 2011 and $1.7 million in the first quarter of 2011.

The Corporation’s provision of $5.0 million in the first quarter of 2012 was $0.5 million lower than net loan charge-offs for the quarter, and was $0.1 million lower than the provision in the fourth quarter of 2011 of $5.1 million. The level of the provision in the first quarter of 2012 was reflective of continued improvement in the credit quality of the loan portfolio that included decreases in nonperforming loans and no significant changes in risk grade categories of the commercial loan portfolio. It is management’s belief that the overall credit quality of the Corporation’s loan portfolio during the three months ended March 31, 2012 was positively impacted by an improvement in the economic environment in the State of Michigan, with the state unemployment rate declining to 8.5% at March 31, 2012, compared to 9.3% at December 31, 2011 and 10.5% at March 31, 2011.

Noninterest Income

Noninterest income was $12.6 million, $11.5 million and $10.8 million for the three months ended March 31, 2012, December 31, 2011 and March 31, 2011, respectively. The following summarizes the major components of noninterest income:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
	(In thousands)
Service charges on deposit accounts	$4,505	$4,948	$4,096
Wealth management revenue	2,921	2,674	2,766
Electronic banking fees	1,781	1,638	1,718
Gain on sale of merchant card services	1,280	—	—
Mortgage banking revenue	1,185	1,145	1,064
Other fees for customer services	533	507	658
Insurance commissions	375	389	282
Other	69	200	188

Total noninterest income	$12,649	$11,501	$10,772

Noninterest income of $12.6 million in the first quarter of 2012 increased $1.1 million, or 10.0%, compared to $11.5 million in the fourth quarter of 2011, with the increase attributable to the Corporation recognizing a one-time gain of $1.3 million related to the sale of its merchant card processing services and higher wealth management revenue that was partially offset by a decline in service charges on deposit accounts.

Service charges on deposit accounts are comprised of overdraft/non-sufficient funds fees, checking account fees and other deposit account charges. Service charges on deposit accounts of $4.5 million in the first quarter of 2012 decreased $0.4 million, or 9.0%, compared to $4.9 million in the fourth quarter of 2011, with the decrease due primarily to lower overdraft/non-sufficient fund fees. The Corporation’s overdraft/non-sufficient fund fees are somewhat seasonal and historically the lowest in the first quarter of the year. Overdraft/non-sufficient funds fees included in service charges on deposit accounts were $3.7 million in the first quarter of 2012 compared to $4.1 million in the fourth quarter of 2011 and $3.2 million in the first quarter of 2011.

Wealth management revenue is comprised of investment and other custodial account fees that are generally based on the market value of assets within a trust account, in addition to fees from the sale of investment products through the Chemical Financial Advisors program. Wealth management revenue of $2.9 million in the first quarter of 2012 increased $0.2 million, or 9.2%, compared to $2.7 million in the fourth quarter of 2011, with the increase due primarily to increased fees from the sale of investment products. Fees from the sale of investment products totaled $0.8 million in the first quarter of 2012 compared to $0.6 million in the fourth quarter of 2011. Wealth management revenue of $2.9 million in the first quarter of 2012 increased $0.1 million, or 5.6%, compared to $2.8 million in the first quarter of 2011.

Noninterest income of $12.6 million in the first quarter of 2012 increased $1.9 million, or 17.4%, compared to $10.8 million in the first quarter of 2011. In addition to the $1.3 million gain on sale of the Corporation’s merchant card processing services in the first quarter of 2012, overdraft/non-sufficient funds fees included in service charges on deposit accounts were $0.5 million higher in the first quarter of 2012, as compared to the first quarter of 2011.

Operating Expenses

Total operating expenses were $36.3 million, $37.8 million and $35.4 million for the three months ended March 31, 2012, December 31, 2011 and March 31, 2011, respectively. The following summarizes the major categories of operating expenses:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
	(In thousands)
Salaries and wages	$16,448	$15,770	$14,949
Employee benefits	4,121	3,101	3,376
Occupancy	3,154	3,444	3,338
Equipment and software	3,118	2,941	2,722
Outside processing / service fees	1,329	1,444	1,668
FDIC insurance premiums	1,110	1,205	1,769
Professional fees	953	931	1,259
Postage and courier	824	763	822
Loan collection costs	688	796	1,128
Other real estate expenses	679	2,979	964
Advertising and marketing	522	816	514
Donations	469	600	342
Telephone	410	440	441
Intangible asset amortization	367	408	511
Supplies	344	423	406
Other	1,759	1,746	1,180

Total Operating Expenses	$36,295	$37,807	$35,389

Total operating expenses of $36.3 million in the first quarter of 2012 decreased $1.5 million, or 4.0%, compared to $37.8 million in the fourth quarter of 2011, with the decrease attributable to lower other real estate expenses, occupancy and advertising and marketing expenses, that were partially offset by higher salaries and wages and employee benefits.

Salaries and wages of $16.4 million in the first quarter of 2012 increased $0.6 million, or 4.3%, compared to $15.8 million in the fourth quarter of 2011, with the increase primarily attributable to new positions and merit increases that took effect at the beginning of 2012.

Employee benefit costs of $4.1 million in the first quarter of 2012 increased $1.0 million, or 33%, compared to $3.1 million in the fourth quarter of 2011, with the increase primarily attributable to higher payroll taxes, in part due to higher salaries and wages and in part due to higher unemployment taxes, which are generally higher in the first quarter of the year, and higher costs associated with the Corporation’s defined benefit pension plan resulting from a decrease in the discount rate used to determine the Corporation’s 2012 pension expense.

Occupancy expenses of $3.2 million in the first quarter of 2012 decreased $0.2 million, or 8.4%, compared to $3.4 million in the fourth quarter of 2011, with the decrease primarily attributable to the Corporation recognizing $0.3 million of expense during the fourth quarter of 2011 related to the reduction in carrying value of a building facility that is no longer being used.

Other real estate (ORE) expenses of $0.7 million in the first quarter of 2012 decreased $2.3 million, or 77%, compared to $3.0 million in the fourth quarter of 2011, with the decrease primarily attributable to a decrease in writedowns to estimated net realizable value of ORE properties. During the first quarter of 2012, the Corporation recognized $2.1 million less expense applicable to ORE writedowns and net realized gains/losses on ORE sales, compared to the fourth quarter of 2011.

Advertising and marketing expenses of $0.5 million in the first quarter of 2012 decreased $0.3 million, or 36%, compared to $0.8 million in the fourth quarter of 2011, with the decrease primarily attributable the timing of promotional campaigns for the Corporation.

Total operating expenses of $36.3 million in the first quarter of 2012 increased $0.9 million, or 2.6%, compared to $35.4 million in the first quarter of 2011, with the increase attributable to higher salaries and wages and employee benefits offset partially by lower FDIC insurance premiums, loan collection costs and outside processing/service fees.

Income Tax Expense

The Corporation’s effective federal income tax rate was 29.5% for the three months ended March 31, 2012, compared to 28.5% and 29.8% for the three months ended December 31, 2011 and March 31, 2011, respectively. The difference between the federal statutory income tax rate and the Corporation’s effective federal income tax rate is primarily a function of the proportion of the Corporation’s interest income exempt from federal taxation and other nondeductible expenses relative to pre-tax net income and tax credits.

The Corporation records income tax expense for interim periods based on its best estimate of the effective income tax rate expected to be applicable for the full year. However, when a reliable estimate for the full year cannot be made, the Corporation utilizes the actual effective income tax rate on a year-to-date basis. The Corporation recorded income tax expense for the three-month periods ended March 31, 2012 and 2011 using its best estimate of the effective income tax rate expected for the full year and applied that rate on a year-to-date basis.

Liquidity

Liquidity measures the ability of the Corporation to meet current and future cash flow needs in a timely manner. Liquidity risk is the adverse impact on net interest income if the Corporation was unable to meet its cash flow needs at a reasonable cost.

Liquidity is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The Corporation manages its funding needs by maintaining a level of liquid funds through its asset/liability management process. The Corporation’s largest sources of liquidity on a consolidated basis are the deposit base that comes from consumer, business and municipal customers within the Corporation’s local markets, principal payments on loans, cash held at the FRB, unpledged investment securities available-for-sale and federal funds sold. Excluding brokered deposits, total deposits increased $95 million and $136 million during the three and twelve months ended March 31, 2012, respectively. The Corporation’s loan-to-deposit ratio decreased slightly to 86% at March 31, 2012 from 88% at December 31, 2011. At March 31, 2012, the Corporation had $348 million of cash deposits held at the FRB that were not invested in federal funds sold due to the low interest rate environment, compared to $256 million at December 31, 2011. In addition, at March 31, 2012, the Corporation had unpledged investment securities available-for-sale with an amortized cost of $124 million. The Corporation also has available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.

Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB that are generally secured by real estate residential first lien loans. The Corporation considers advances from the FHLB as its primary wholesale source of liquidity. FHLB advances decreased $1 million during the three months ended March 31, 2012 to $42 million at that date. The Corporation’s additional borrowing availability from the FHLB, based on its FHLB capital stock and subject to certain requirements, was $299 million at March 31, 2012. Chemical Bank can also borrow from the FRB’s discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At March 31, 2012, Chemical Bank maintained an unused borrowing capacity of $30 million with the FRB’s discount window based upon pledged collateral as of that date. It is management’s opinion that the Corporation’s borrowing capacity could be expanded, if deemed necessary, as Chemical Bank has additional borrowing capacity available at the FHLB that could be used if it increased its investment in FHLB capital stock, and Chemical Bank has a significant amount of additional assets that could be used as collateral at the FRB’s discount window.

The Corporation manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements. The Corporation’s primary source of liquidity is dividends from Chemical Bank.

Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. During the three months ended March 31, 2012, Chemical Bank paid $5.5 million in cash dividends to the Corporation, and the Corporation paid cash dividends to shareholders of $5.5 million. During 2011, Chemical Bank paid $22.0 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $22.0 million. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to the Corporation’s shareholders. Over the long term, cash dividends to shareholders are dependent upon earnings, as well as capital requirements, regulatory restraints and other factors affecting Chemical Bank.

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

The Corporation’s interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast (base case). At March 31, 2012, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. Additionally, at March 31, 2012, the Corporation projected the change in net interest income of an immediate 400 basis point increase in market interest rates. The Corporation did not project a 400 basis point decrease in interest rates at March 31, 2012 as the likelihood of a decrease in interest rates beyond 200 basis points was considered unlikely given prevailing interest rate levels. These projections were based on the Corporation’s assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and real estate residential and consumer loans. The ALCO regularly monitors the Corporation’s forecasted net interest income sensitivity to ensure that it remains within established limits.

A summary of the Corporation’s interest rate sensitivity at March 31, 2012 follows:

	Gradual Change					Immediate Change
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400

Percent change in net interest income vs. constant rates	(7.9)%	(4.6)%	—	1.4%	1.9%	3.4%

At March 31, 2012, the Corporation’s model simulations projected that 100, 200 and 400 basis point increases in interest rates as previously discussed would result in positive variances in net interest income of 1.4%, 1.9% and 3.4%, respectively, relative to the base case over the next 12-month period, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 4.6% and 7.9%, respectively, relative to the base case over the next 12-month period. The likelihood of a decrease in interest rates beyond 100 basis points at March 31, 2012 was considered to be unlikely given prevailing interest rate levels.

The Corporation’s mix of interest-earning assets and interest-bearing liabilities has historically resulted in its interest rate position being liability sensitive. To reduce the risk of rising interest rates adversely impacting net interest income, during 2009 and 2010, the Corporation adjusted its liability sensitive position by increasing the amount of variable rate instruments in its investment securities and loan portfolios. Variable rate investment securities at March 31, 2012 of $294 million comprised 34% of total investment securities at that date, compared to $308 million, or 36% of total investment securities, at December 31, 2011 and $315 million, or 42% of total investment securities, at March 31, 2011. Variable rate loans comprised 29% of the total loan portfolio at March 31, 2012 and December 31, 2011, compared to 28% at March 31, 2011. Approximately two-thirds of the Corporation’s variable interest rate loans were at an interest rate floor and are expected to remain at their floor until they mature or market interest rates rise more than 75 basis points. Therefore, future increases in market interest rates are not expected to have a significant immediate favorable impact on the Corporation’s net interest income at the time of such increases because of the levels of variable interest rate loans at interest rate floors and fixed interest rate loans in the Corporation’s loan portfolio. The FOMC has indicated that it will keep the federal funds rate at between zero and 0.25% through the end of 2014, and therefore, corresponding increases in other market interest rates that are generally tied to the federal funds rate, such as the prime interest rate, are not expected during 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information concerning quantitative and qualitative disclosures about market risk is contained in the discussion regarding interest rate risk and sensitivity under the captions “Liquidity Risk” and “Market Risk” herein and in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Corporation does not believe that there has been a material change in the nature or categories of the Corporation’s primary market risk exposure, or the particular markets that present the primary risk of loss to the Corporation. As of the date of this report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Corporation manages its primary market risk exposure, as described in its Annual Report on Form 10-K for the year ended December 31, 2011, have not changed materially during the current year. As of the date of this report, the Corporation does not expect to make material changes in those methods in the near term. The Corporation may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on and as of the time of that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Corporation’s internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or that is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of equity securities by the Corporation during the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1-31, 2012
Common Stock Repurchase Program	—	$—	—	500,000
Employee Transactions	—	—	N/A	N/A

February 1-29, 2012
Common Stock Repurchase Program	—	—	—	500,000
Employee Transactions	10,570	23.45	N/A	N/A

March 1-31, 2012
Common Stock Repurchase Program	—	—	—	500,000
Employee Transactions	—	—	N/A	N/A

Total	10,570	$23.45	—	500,000

In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation’s common stock in the open market. The repurchased shares are available for later reissuance in connection with potential future stock dividends, the Corporation’s dividend reinvestment plan, employee benefit plans and other general corporate purposes.

Employee transactions include shares delivered in satisfaction of tax withholding obligations by employees who received shares of the Corporation’s common stock upon the conversion of vested restricted stock performance units during the applicable period. The Corporation’s stock compensation plans permit employees to use shares of the Corporation’s common stock to satisfy such obligations based on the market value of the stock on the date of vesting.

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

CHEMICAL FINANCIAL CORPORATION

Date: May 4, 2012	By:	/s/ David B. Ramaker
David B. Ramaker
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 4, 2012	By:	/s/ Lori A. Gwizdala
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