Form 10-Q
period 2012-06-30
CHEMICAL FINANCIAL CORP
filed 2012-08-03
CIK 19612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s Common Stock, $1 par value, as of July 27, 2012, was 27,497,442 shares.

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

This report also contains forward-looking statements regarding the Corporation’s outlook or expectations with respect to the planned acquisition of branches from Independent Bank, the expected costs to be incurred in connection with the acquisition, the future performance of the branches to be acquired, the consequences of their integration into Chemical Bank, and the impact of the transaction on the Corporation’s future performance. Completion of the transaction is dependent on, among other things, receipt of regulatory approvals, the timing of which cannot be predicted with precision and which may not be received at all. The impact of the completion of the transaction on the Corporation’s financial statements will be affected by the timing of the transaction, including, in particular, the ability to complete the acquisition in the third quarter of 2012. The transaction may be more expensive to complete and the anticipated benefits, including anticipated strategic gains, may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety or at all as a result of unexpected factors or events.

Risk factors include, but are not limited to, the risk factors described in Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I. Financial Information

Item 1.	Financial Statements

Chemical Financial Corporation

Consolidated Statements of Financial Position

	June 30, 2012	December 31, 2011	June 30, 2011
	(Unaudited)		(Unaudited)
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$122,010	$121,294	$129,209
Interest-bearing deposits with unaffiliated banks and others	119,813	260,646	271,070

Total cash and cash equivalents	241,823	381,940	400,279
Investment securities:
Available-for-sale at fair value	680,231	667,276	612,466
Held-to-maturity (fair value – $213,852 at June 30, 2012, $183,769 at December 31, 2011 and $187,595 at June 30, 2011)	213,034	183,339	190,029

Total investment securities	893,265	850,615	802,495
Loans held for sale	12,625	18,818	6,874
Loans	3,962,342	3,831,285	3,748,010
Allowance for loan losses	(86,711)	(88,333)	(89,733)

Net loans	3,875,631	3,742,952	3,658,277
Premises and equipment (net of accumulated depreciation of $89,261 at June 30, 2012, $86,991 at December 31, 2011 and $84,731 at June 30, 2011)	67,382	65,997	65,252
Goodwill	113,414	113,414	113,414
Other intangible assets	10,607	11,472	12,327
Interest receivable and other assets	137,034	154,245	145,140

Total Assets	$5,351,781	$5,339,453	$5,204,058

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$974,412	$875,791	$813,863
Interest-bearing	3,409,132	3,491,066	3,437,113

Total deposits	4,383,544	4,366,857	4,250,976
Interest payable and other liabilities	41,323	54,024	33,919
Short-term borrowings	299,748	303,786	276,600
Federal Home Loan Bank (FHLB) advances	38,177	43,057	71,928

Total liabilities	4,762,792	4,767,724	4,633,423
Shareholders’ equity:
Preferred stock, no par value:
Authorized – 200,000 shares, none issued	—	—	—
Common stock, $1 par value per share:
Authorized – 45,000,000 shares; issued and outstanding – 27,497,442 shares at June 30, 2012, 27,456,907 at December 31, 2011 and 27,456,907 at June 30, 2011	27,497	27,457	27,457
Additional paid-in capital	432,098	431,277	430,134
Retained earnings	153,558	138,324	126,477
Accumulated other comprehensive loss	(24,164)	(25,329)	(13,433)

Total shareholders’ equity	588,989	571,729	570,635

Total Liabilities and Shareholders’ Equity	$5,351,781	$5,339,453	$5,204,058

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$47,894	$49,172	$96,150	$98,612
Interest on investment securities:
Taxable	2,587	2,225	5,152	4,549
Tax-exempt	1,465	1,393	2,950	2,872
Dividends on nonmarketable equity securities	380	368	510	491
Interest on deposits with unaffiliated banks and others	141	281	369	590

Total interest income	52,467	53,439	105,131	107,114

Interest Expense
Interest on deposits	5,659	7,551	11,761	15,429
Interest on short-term borrowings	108	151	212	301
Interest on FHLB advances	254	443	517	885

Total interest expense	6,021	8,145	12,490	16,615

Net Interest Income	46,446	45,294	92,641	90,499
Provision for loan losses	4,000	7,000	9,000	14,500

Net interest income after provision for loan losses	42,446	38,294	83,641	75,999

Noninterest Income
Service charges and fees on deposit accounts	5,013	4,628	9,518	8,724
Wealth management revenue	3,169	3,026	6,090	5,792
Other charges and fees for customer services	3,022	2,728	5,711	5,386
Mortgage banking revenue	1,417	499	2,602	1,563
Gain on sale of merchant card services	—	—	1,280	—
Other	661	21	730	209

Total noninterest income	13,282	10,902	25,931	21,674

Operating Expenses
Salaries, wages and employee benefits	20,539	18,068	41,108	36,393
Occupancy	2,973	3,099	6,127	6,437
Equipment and software	3,127	3,110	6,245	5,832
Other	8,898	9,136	18,352	20,140

Total operating expenses	35,537	33,413	71,832	68,802

Income before income taxes	20,191	15,783	37,740	28,871
Federal income tax expense	6,325	4,750	11,500	8,650

Net Income	$13,866	$11,033	26,240	$20,221

Net Income Per Common Share:
Basic	$0.50	$0.40	$0.95	$0.74
Diluted	0.50	0.40	0.95	0.74
Cash Dividends Declared Per Common Share	0.20	0.20	0.40	0.40

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Net Income	$13,866	$11,033	$26,240	$20,221

Other Comprehensive Income (Loss), Net of Tax:
Net unrealized gains (losses) on investment securities available-for-sale, net of tax expense (benefit) of $(214) and $586 for the three months ended June 30, 2012 and 2011, respectively, and $255 and $239 for the six months ended June 30, 2012 and 2011, respectively	(398)	1,087	474	444
Adjustment for pension and other postretirement benefits, net of tax expense of $186 and $63 for the three months ended June 30, 2012 and 2011, respectively, and $372 and $126 for the six months ended June 30, 2012 and 2011, respectively	345	117	691	234

Total other comprehensive income (loss), net of tax	(53)	1,204	1,165	678

Comprehensive Income	$13,813	$12,237	$27,405	$20,899

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share data)

Balances at January 1, 2011	$27,440	$429,511	$117,238	$(14,111)	$560,078
Comprehensive income			20,221	678	20,899
Cash dividends declared of $0.40 per share			(10,982)		(10,982)
Shares issued – directors’ stock plans	12	254			266
Share-based compensation	5	369			374

Balances at June 30, 2011	$27,457	$430,134	$126,477	$(13,433)	$570,635

Balances at January 1, 2012	$27,457	$431,277	$138,324	$(25,329)	$571,729
Comprehensive income			26,240	1,165	27,405
Cash dividends declared of $0.40 per share			(11,006)		(11,006)
Shares issued – directors’ stock plans	16	307			323
Shares issued – restricted stock performance units	24	(272)			(248)
Share-based compensation		786			786

Balances at June 30, 2012	$27,497	$432,098	$153,558	$(24,164)	$588,989

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash Flows From Operating Activities:
Net income	$26,240	$20,221
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,000	14,500
Gains on sales of loans	(4,143)	(2,208)
Proceeds from sales of loans	162,143	101,586
Loans originated for sale	(151,807)	(85,773)
Net gains on sales of other real estate and repossessed assets	(941)	(703)
Depreciation of premises and equipment	4,019	4,076
Amortization of intangible assets	2,068	1,904
Net amortization of premiums and discounts on investment securities	2,601	1,713
Share-based compensation expense	786	374
Contributions to defined benefit pension plan	(12,000)	—
Net decrease in interest receivable and other assets	13,471	10,494
Net increase (decrease) in interest payable and other liabilities	380	(3,166)

Net cash provided by operating activities	51,817	63,018

Cash Flows From Investing Activities:
Investment securities – available-for-sale:
Proceeds from maturities, calls and principal reductions	125,613	185,803
Purchases	(140,529)	(220,747)
Investment securities – held-to-maturity:
Proceeds from maturities, calls and principal reductions	34,338	30,763
Purchases	(63,944)	(55,334)
Proceeds from redemption of nonmarketable equity securities	—	1,561
Net increase in loans	(149,113)	(86,502)
Proceeds from sales of other real estate and repossessed assets	10,350	8,767
Purchases of premises and equipment and branch bank property, net	(5,404)	(3,384)

Net cash used in investing activities	(188,689)	(139,073)

Cash Flows From Financing Activities:
Net increase (decrease) in noninterest-bearing and interest-bearing demand deposits and savings accounts	81,196	(60,655)
Net decrease in time deposits	(64,509)	(20,134)
Net increase (decrease) in short-term borrowings	(4,038)	33,897
Repayment of FHLB advances	(4,880)	(2,202)
Cash dividends paid	(11,006)	(10,982)
Proceeds from directors’ stock plans and exercise of options	240	245
Shares issued, net of shares withheld, for restricted stock performance units	(248)	—

Net cash used in financing activities	(3,245)	(59,831)

Net decrease in cash and cash equivalents	(140,117)	(135,886)
Cash and cash equivalents at beginning of period	381,940	536,165

Cash and Cash Equivalents at End of Period	$241,823	$400,279

Supplemental Disclosure of Cash Flow Information:
Interest paid	$12,882	$17,015
Loans transferred to other real estate and repossessed assets	7,434	5,857
Federal income taxes paid (refunded)	1,350	(849)

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

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

The Corporation’s primary sources of revenue are interest from its loan products and investment securities, service charges and fees from customer deposit accounts and wealth management revenue.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments believed necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The past due status of a loan is based on the loan’s contractual terms. A loan is placed in nonaccrual status when principal or interest is past due 90 days or more (except for loans that are secured by residential real estate, which is transferred at 120 days past due), unless the loan is both well-secured and in the process of collection, or earlier when, in the opinion of management, there is sufficient reason to doubt the collectibility of principal or interest. Interest previously accrued, but not collected, is reversed and charged against interest income at the time the loan is placed in nonaccrual status. Subsequent receipts of interest while a loan is in nonaccrual are recorded as a reduction of principal. Loans are returned to accrual status when principal and interest payments are brought current, payments have been received consistently for a period of time (generally six months) and collectibility is no longer in doubt.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

Loans Acquired in a Business Combination

Loans acquired in a business combination (acquired loans) consist of loans acquired in the acquisition of OAK. Acquired loans were recorded at fair value at the date of acquisition, without a carryover of the associated allowance for loan losses related to these loans, through a fair value discount that was, in part, attributable to deterioration in credit quality. The estimate of expected credit losses was determined based on due diligence performed by executive and senior officers of the Corporation, with assistance from third-party consultants. The fair value discount was recorded as a reduction of the acquired loans’ outstanding principal balances in the consolidated statement of financial position at the acquisition date.

Those loans that qualify under Accounting Standards Codifications (ASC) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30), are recorded at fair value at acquisition. The calculation of the fair value of the acquired loans entails estimating the amount and timing of both principal and interest cash flows expected to be collected on such loans and then discounting those cash flows at market interest rates. The excess of a loan’s expected cash flows at the acquisition date over its estimated fair value is referred to as the “accretable yield,” which is recognized into interest income over the remaining life of the loan on a level-yield basis. The difference between a loan’s contractually required principal and interest payments at the acquisition date and the cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference,” which includes an estimate of future credit losses expected to be incurred over the life of the loan and interest payments that are not expected to be collected. Decreases to the expected cash flows in subsequent periods will require the Corporation to record a provision for loan losses. Improvements in expected cash flows in subsequent periods will result in reversing a portion of the nonaccretable difference, which is then classified as part of the accretable yield and subsequently recognized into interest income over the remaining life of the loan.

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

June 30, 2012

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

Loans in the Corporation’s consumer loan portfolio (comprised of real estate residential, consumer installment and home equity loans) that meet the definition of a TDR generally consist of loans where the Corporation has reduced a borrower’s monthly payments by decreasing the interest rate charged on the loan for a specified period of time (generally 24 months). The Corporation recognizes an additional provision for loan losses related to impairment on these loans on an individual basis based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. These loans accrue interest at the loan’s effective interest rate, which consists of contractual interest in addition to an adjustment for accretion of the computed impairment. These loans are moved to nonaccrual status if they become 90 days past due as to principal or interest, or sooner if conditions warrant.

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

June 30, 2012

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

Acquired loans are aggregated into pools based upon common risk characteristics. An allowance may be recorded related to acquired loans if an acquired loan pool experiences a decrease in expected cash flows, as compared to those projected at the acquisition date. On a quarterly basis, the expected future cash flow of each pool is estimated based on various factors, including changes in property values of collateral dependent loans, default rates, loss severities and prepayment speeds. Decreases in estimates of expected cash flows within a pool generally result in a charge to the provision for loan losses and a corresponding increase in the allowance allocated to acquired loans for the particular pool. Increases in estimates of expected cash flows within a pool generally result in a reduction in the allowance allocated to acquired loans for the particular pool, if applicable, and then an adjustment to the accretable yield for the pool, which will increase amounts recognized in interest income in subsequent periods.

Various regulatory agencies, as an integral part of their examination process, periodically review the allowance. Such agencies may require additions to the allowance, based on their judgment, reflecting information available to them at the time of their examinations.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

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

The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Corporation to record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At June 30, 2012, December 31, 2011 and June 30, 2011, the Corporation had not elected the fair value option for any financial assets or liabilities.

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

Uncertain income tax positions are evaluated to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50% likely to be realized. Reserves for contingent tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of audits or examinations. The Corporation had no contingent income tax liabilities recorded at June 30, 2012, December 31, 2011 or June 30, 2011. The tax periods open to examination by the Internal Revenue Service include the calendar years ended December 31, 2011, 2010, 2009 and 2008.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

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

In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation’s common stock under a stock repurchase program. In November 2011, the board of directors of the Corporation reaffirmed the stock buy-back authorization with the qualification that the shares may only be repurchased if the share price is below the tangible book value per share of the Corporation’s common stock at the time of the repurchase. Since the January 2008 authorization, no shares have been repurchased. At June 30, 2012, there were 500,000 remaining shares available for repurchase under the Corporation’s stock repurchase programs.

Preferred Stock

On April 20, 2009, the shareholders of the Corporation authorized the board of directors of the Corporation to issue up to 200,000 shares of preferred stock in connection with either an acquisition by the Corporation of an entity that has shares of preferred stock issued and outstanding pursuant to any program established by the United States government or participation by the Corporation in any program established by the United States government. At June 30, 2012, no shares of preferred stock were issued and outstanding.

Legal Matters

The Corporation and Chemical Bank are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition or results of operations of the Corporation.

Note 2: Acquisitions

Pending Branch Acquisition

On May 23, 2012, Chemical Bank, the wholly-owned banking subsidiary of the Corporation, entered into a purchase and assumption agreement with Independent Bank, a wholly-owned banking subsidiary of Independent Bank Corporation, to acquire 21 branches located in the Northeastern and Battle Creek regions of Michigan. Under the terms of the agreement, Chemical Bank will assume approximately $420 million in customer deposits at a blended premium of approximately 2.93%, acquire approximately $40 million of loans at a discount of 1.75%, and recognized goodwill of approximately $7 million. The branch acquisition is expected to close during the third quarter of 2012, subject to regulatory approval and customary closing conditions.

Acquisition of O.A.K. Financial Corporation (OAK)

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

Upon acquisition, the OAK loan portfolio had contractually required principal and interest payments receivable of $683 million and $97 million, respectively, expected principal and interest cash flows of $636 million and $88 million, respectively, and a fair value of

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

$627 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $56 million at the acquisition date, with $47 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $97 million at the acquisition date. The outstanding contractual principal balance and the carrying amount of the acquired loan portfolio were $477 million and $447 million, respectively, at June 30, 2012, compared to $530 million and $493 million, respectively, at December 31, 2011 and $565 million and $523 million, respectively, at June 30, 2011.

Activity for the accretable yield, which includes contractually due interest, of acquired loans follows:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Balance at beginning of period	$43,359	$72,863
Additions	—	—
Reductions	—	—
Accretion recognized in interest income	(12,722)	(17,098)
Reclassification from (to) nonaccretable difference	—	—

Balance at end of period	$30,637	$55,765

Note 3: Investment Securities

The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at June 30, 2012, December 31, 2011 and June 30, 2011:

	Investment Securities Available-for-Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
June 30, 2012
Government sponsored agencies	$95,021	$205	$81	$95,145
State and political subdivisions	49,799	2,397	65	52,131
Residential mortgage-backed securities	109,730	3,561	200	113,091
Collateralized mortgage obligations	321,178	1,321	602	321,897
Corporate bonds	92,498	162	894	91,766
Preferred stock	6,144	57	—	6,201

Total	$674,370	$7,703	$1,842	$680,231

December 31, 2011
Government sponsored agencies	$70,486	$240	$47	$70,679
State and political subdivisions	42,881	2,354	—	45,235
Residential mortgage-backed securities	117,198	3,883	301	120,780
Collateralized mortgage obligations	332,632	600	832	332,400
Corporate bonds	97,558	45	835	96,768
Preferred stock	1,389	46	21	1,414

Total	$662,144	$7,168	$2,036	$667,276

June 30, 2011
Government sponsored agencies	$108,957	$283	$36	$109,204
State and political subdivisions	43,793	1,163	6	44,950
Residential mortgage-backed securities	111,760	4,036	191	115,605
Collateralized mortgage obligations	283,840	775	371	284,244
Corporate bonds	56,941	138	175	56,904
Preferred stock	1,389	170	—	1,559

Total	$606,680	$6,565	$779	$612,466

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

	Investment Securities Held-to-Maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
June 30, 2012
State and political subdivisions	$202,534	$7,751	$1,108	$209,177
Trust preferred securities	10,500	—	5,825	4,675

Total	$213,034	$7,751	$6,933	$213,852

December 31, 2011
State and political subdivisions	$172,839	$6,807	$342	$179,304
Trust preferred securities	10,500	—	6,035	4,465

Total	$183,339	$6,807	$6,377	$183,769

June 30, 2011
State and political subdivisions	$179,529	$4,614	$1,223	$182,920
Trust preferred securities	10,500	—	5,825	4,675

Total	$190,029	$4,614	$7,048	$187,595

The majority of the Corporation’s residential mortgage-backed securities and collateralized mortgage obligations are backed by a U.S. government agency (Government National Mortgage Association) or a government sponsored enterprise (Federal Home Loan Mortgage Corporation or Federal National Mortgage Association).

At June 30, 2012, the Corporation held $10.5 million of trust preferred investment securities that were recorded as held-to-maturity, with $10.0 million of these securities representing a 100% interest in a trust preferred investment security of a non-public bank holding company in Michigan that has been assessed by the Corporation as financially strong. The remaining $0.5 million represents a 10% interest in another trust preferred investment security of a non-public bank holding company located in Michigan that was categorized as well-capitalized under regulatory guidelines.

At June 30, 2012, it was the Corporation’s opinion that the market for trust preferred investment securities was not active, and thus, in accordance with GAAP, when there is a significant decrease in the volume and activity for an asset or liability in relation to normal market activity, adjustments to transaction or quoted prices may be necessary or a change in valuation technique or multiple valuation techniques may be appropriate. The fair values of the trust preferred investment securities were based upon a calculation of discounted cash flows. The cash flows were discounted based upon both observable inputs and appropriate risk adjustments that market participants would make for nonperformance, illiquidity and issuer specifics. An independent third party provided the Corporation with observable inputs based on the existing market and insight into appropriate rate of return adjustments that market participants would require for the additional risk associated with a single issue investment security of this nature. Using a model that incorporated the average current yield of publicly traded performing trust preferred securities of large financial institutions with no known material financial difficulties at June 30, 2012, and adjusted for both illiquidity and the specific characteristics of the issuer, such as size, leverage position and location, the Corporation calculated an implied yield of 45% on its $10.0 million trust preferred investment security and 35% for its $0.5 million trust preferred investment security. Based upon these implied yields, the fair values of the trust preferred investment securities at June 30, 2012 were calculated by the Corporation at $4.5 million and $0.2 million, respectively, resulting in a combined unrealized loss of $5.8 million at that date. At June 30, 2012, the Corporation concluded that the $5.8 million of combined unrealized loss on the trust preferred investment securities was temporary in nature.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

The following is a summary of the amortized cost and fair value of investment securities at June 30, 2012, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

	June 30, 2012
	Amortized Cost	Fair Value
	(In thousands)

Investment Securities Available-for-Sale:
Due in one year or less	$123,976	$124,424
Due after one year through five years	415,814	418,132
Due after five years through ten years	54,967	57,144
Due after ten years	73,469	74,330
Preferred stock	6,144	6,201

Total	$674,370	$680,231

Investment Securities Held-to-Maturity:
Due in one year or less	$35,811	$35,757
Due after one year through five years	92,961	94,725
Due after five years through ten years	54,792	58,452
Due after ten years	29,470	24,918

Total	$213,034	$213,852

The following schedule summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized losses at June 30, 2012, December 31, 2011 and June 30, 2011, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)

June 30, 2012
Government sponsored agencies	$30,177	$61	$9,516	$20	$39,693	$81
State and political subdivisions	49,355	1,100	8,258	73	57,613	1,173
Residential mortgage-backed securities	13,038	23	19,988	177	33,026	200
Collateralized mortgage obligations	30,651	296	52,335	306	82,986	602
Corporate bonds	49,984	726	14,831	168	64,815	894
Trust preferred securities	—	—	4,675	5,825	4,675	5,825

Total	$173,205	$2,206	$109,603	$6,569	$282,808	$8,775

December 31, 2011
Government sponsored agencies	$9,883	$36	$9,632	$11	$19,515	$47
State and political subdivisions	—	—	31,706	342	31,706	342
Residential mortgage-backed securities	27,367	152	19,018	149	46,385	301
Collateralized mortgage obligations	200,218	703	18,176	129	218,394	832
Corporate bonds	50,590	415	14,580	420	65,170	835
Trust preferred securities	—	—	4,465	6,035	4,465	6,035
Preferred stock	—	—	319	21	319	21

Total	$288,058	$1,306	$97,896	$7,107	$385,954	$8,413

June 30, 2011
Government sponsored agencies	$29,311	$34	$2,860	$2	$32,171	$36
State and political subdivisions	48,011	1,046	12,173	183	60,184	1,229
Residential mortgage-backed securities	25,538	185	1,240	6	26,778	191
Collateralized mortgage obligations	94,073	300	27,617	71	121,690	371
Corporate bonds	24,853	147	2,468	28	27,321	175
Trust preferred securities	—	—	4,675	5,825	4,675	5,825

Total	$221,786	$1,712	$51,033	$6,115	$272,819	$7,827

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security, as of June 30, 2012, represented an other-than-temporary impairment (OTTI). Management believed that the unrealized losses on investment securities at June 30, 2012 were temporary in nature and due primarily to changes in interest rates, increased credit spreads and reduced market liquidity and not as a result of credit-related issues. Unrealized losses of $5.8 million in the trust preferred securities portfolio, related to trust preferred securities of two well-capitalized bank holding companies in Michigan, were attributable to illiquidity in certain financial markets. The Corporation performed an analysis of the creditworthiness of these issuers and concluded that, at June 30, 2012, the Corporation expected to recover the entire amortized cost basis of these investment securities.

At June 30, 2012, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, at June 30, 2012, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. However, there is no assurance that OTTI may not occur in the future.

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

Land development — Secured development loans made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date. Land development loans at June 30, 2012 were primarily comprised of loans to develop residential properties.

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

June 30, 2012

Commercial, real estate commercial, real estate construction and land development loans are referred to as the Corporation’s commercial loan portfolio, while real estate residential, consumer installment and home equity loans are referred to as the Corporation’s consumer loan portfolio. A summary of loans follows:

	June 30, 2012	December 31, 2011	June 30, 2011
	(In thousands)
Commercial loan portfolio:
Commercial	$915,352	$895,150	$842,404
Real estate commercial	1,119,655	1,071,999	1,065,606
Real estate construction	54,538	73,355	91,152
Land development	39,689	44,821	51,199

Subtotal	2,129,234	2,085,325	2,050,361

Consumer loan portfolio:
Real estate residential	873,214	861,716	825,860
Consumer installment	535,283	484,058	517,405
Home equity	424,611	400,186	354,384

Subtotal	1,833,108	1,745,960	1,697,649

Total loans	$3,962,342	$3,831,285	$3,748,010

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

June 30, 2012

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

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

The following schedule presents the recorded investment of loans in the commercial loan portfolio by risk rating categories at June 30, 2012, December 31, 2011 and June 30, 2011:

	Commercial	Real Estate Commercial	Real Estate Construction	Land Development	Total
	(In thousands)
June 30, 2012
Originated Portfolio:
Risk Grades 1-5	$727,713	$773,312	$35,496	$15,950	$1,552,471
Risk Grade 6	23,651	37,144	—	3,915	64,710
Risk Grade 7	23,213	38,577	701	5,526	68,017
Risk Grade 8	12,235	38,509	408	3,077	54,229
Risk Grade 9	438	3,182	—	—	3,620

Subtotal	787,250	890,724	36,605	28,468	1,743,047

Acquired Portfolio:
Risk Grades 1-5	107,624	205,091	17,933	7,887	338,535
Risk Grade 6	13,158	12,560	—	—	25,718
Risk Grade 7	1,611	9,398	—	—	11,009
Risk Grade 8	5,709	1,882	—	3,334	10,925
Risk Grade 9	—	—	—	—	—

Subtotal	128,102	228,931	17,933	11,221	386,187

Total	$915,352	$1,119,655	$54,538	$39,689	$2,129,234

December 31, 2011
Originated Portfolio:
Risk Grades 1-5	$706,040	$692,193	$54,029	$14,791	$1,467,053
Risk Grade 6	20,531	29,788	287	6,874	57,480
Risk Grade 7	26,238	48,648	—	2,400	77,286
Risk Grade 8	9,828	40,130	—	4,593	54,551
Risk Grade 9	898	4,308	—	1,597	6,803

Subtotal	763,535	815,067	54,316	30,255	1,663,173

Acquired Portfolio:
Risk Grades 1-5	111,846	231,669	18,883	8,358	370,756
Risk Grade 6	9,990	14,346	—	1,277	25,613
Risk Grade 7	3,101	8,556	—	596	12,253
Risk Grade 8	6,678	2,361	156	4,335	13,530
Risk Grade 9	—	—	—	—	—

Subtotal	131,615	256,932	19,039	14,566	422,152

Total	$895,150	$1,071,999	$73,355	$44,821	$2,085,325

June 30, 2011
Originated Portfolio:
Risk Grades 1-5	$637,709	$673,117	$69,609	$15,684	$1,396,119
Risk Grade 6	26,240	22,354	290	7,842	56,726
Risk Grade 7	20,766	49,993	182	651	71,592
Risk Grade 8	12,955	53,494	—	6,844	73,293
Risk Grade 9	1,431	3,830	—	2,089	7,350

Subtotal	699,101	802,788	70,081	33,110	1,605,080

Acquired Portfolio:
Risk Grades 1-5	121,952	236,604	20,918	11,405	390,879
Risk Grade 6	7,127	11,126	—	1,749	20,002
Risk Grade 7	7,904	10,881	—	653	19,438
Risk Grade 8	6,285	4,207	153	4,282	14,927
Risk Grade 9	35	—	—	—	35

Subtotal	143,303	262,818	21,071	18,089	445,281

Total	$842,404	$1,065,606	$91,152	$51,199	$2,050,361

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

The Corporation evaluates the credit quality of loans in the consumer loan portfolio based on the performing or nonperforming status of the loan. Loans in the consumer loan portfolio that are performing in accordance with original contractual terms and are less than 90 days past due and accruing interest are considered to be in a performing status, while those that are not performing in accordance with original contractual terms and are more than 90 days past due are considered to be in a nonperforming status. Loans in the consumer loan portfolio that are reported as TDRs are considered in a nonperforming status until they meet the Corporation’s definition of a performing TDR, at which time they are considered in a performing status. The following schedule presents the recorded investment of loans in the consumer loan portfolio based on loans in a performing status and loans in a nonperforming status at June 30, 2012, December 31, 2011 and June 30, 2011:

	Real Estate Residential	Consumer Installment	Home Equity	Total Consumer
	(In thousands)
June 30, 2012
Originated Loans:
Performing	$839,464	$531,701	$378,196	$1,749,361
Nonperforming	17,551	1,182	3,969	22,702

Subtotal	857,015	532,883	382,165	1,772,063

Acquired Loans:
Performing	15,773	2,400	42,134	60,307
Nonperforming	426	—	312	738

Subtotal	16,199	2,400	42,446	61,045

Total	$873,214	$535,283	$424,611	$1,833,108

December 31, 2011
Originated Loans:
Performing	$818,044	$479,237	$349,850	$1,647,131
Nonperforming	22,708	1,707	3,783	28,198

Subtotal	840,752	480,944	353,633	1,675,329

Acquired Loans:
Performing	19,387	3,114	46,091	68,592
Nonperforming	1,577	—	462	2,039

Subtotal	20,964	3,114	46,553	70,631

Total	$861,716	$484,058	$400,186	$1,745,960

June 30, 2011
Originated Loans:
Performing	$771,086	$509,114	$300,828	$1,581,028
Nonperforming	30,930	3,215	4,926	39,071

Subtotal	802,016	512,329	305,754	1,620,099

Acquired Loans:
Performing	22,750	5,076	48,245	76,071
Nonperforming	1,094	—	385	1,479

Subtotal	23,844	5,076	48,630	77,550

Total	$825,860	$517,405	$354,384	$1,697,649

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

Nonperforming Loans

A summary of nonperforming loans follows:

	June 30, 2012	December 31, 2011	June 30, 2011
	(In thousands)
Nonaccrual loans:
Commercial	$12,673	$10,726	$14,386
Real estate commercial	41,691	44,438	57,324
Real estate construction and land development	3,485	6,190	8,933
Real estate residential	12,613	12,573	17,809
Consumer installment and home equity	3,994	4,467	6,898

Total nonaccrual loans	74,456	78,394	105,350

Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	300	1,381	629
Real estate commercial	269	374	143
Real estate construction and land development	—	287	—
Real estate residential	840	752	1,729
Consumer installment and home equity	1,157	1,023	1,243

Total accruing loans contractually past due 90 days or more as to interest or principal payments	2,566	3,817	3,744

Nonperforming TDRs:
Commercial loan portfolio	11,691	14,675	15,443
Consumer loan portfolio	4,098	9,383	11,392

Total nonperforming TDRs	15,789	24,058	26,835

Total nonperforming loans	$92,811	$106,269	$135,929

The Corporation’s nonaccrual loans at June 30, 2012, December 31, 2011 and June 30, 2011 included $33.4 million, $41.8 million and $52.0 million, respectively, of modified loans that were not reported as TDRs.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

Impaired Loans

The following schedule presents impaired loans by classes of loans at June 30, 2012, December 31, 2011 and June 30, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
June 30, 2012
Impaired loans with a valuation allowance:
Commercial	$4,112	$4,813	$1,423
Real estate commercial	19,581	21,555	5,750
Real estate construction	181	181	134
Land development	972	1,008	154
Real estate residential	18,399	18,399	677

Subtotal	$43,245	$45,956	$8,138

Impaired loans with no related valuation allowance:
Commercial	23,690	28,827	—
Real estate commercial	38,947	51,008	—
Real estate construction	227	1,394	—
Land development	7,467	9,516	—
Real estate residential	12,613	12,613	—
Consumer installment	1,182	1,182	—
Home equity	2,812	2,812	—

Subtotal	86,938	107,352	—

Total impaired loans:
Commercial	27,802	33,640	1,423
Real estate commercial	58,528	72,563	5,750
Real estate construction	408	1,575	134
Land development	8,439	10,524	154
Real estate residential	31,012	31,012	677
Consumer installment	1,182	1,182	0
Home equity	2,812	2,812	0

Total	$130,183	$153,308	8,138

December 31, 2011
Impaired loans with a valuation allowance:
Commercial	$6,362	$7,650	$1,480
Real estate commercial	20,050	21,370	6,775
Land development	902	934	327
Real estate residential	25,012	25,012	704

Subtotal	52,326	54,966	9,286

Impaired loans with no related valuation allowance:
Commercial	19,559	29,349	—
Real estate commercial	40,953	54,249	—
Real estate construction	156	934	—
Land development	10,187	15,788	—
Real estate residential	12,573	12,573	—
Consumer installment	1,707	1,707	—
Home equity	2,760	2,760	—

Subtotal	87,895	117,360	—

Total impaired loans:
Commercial	25,921	36,999	1,480
Real estate commercial	61,003	75,619	6,775
Real estate construction	156	934	—
Land development	11,089	16,722	327
Real estate residential	37,585	37,585	704
Consumer installment	1,707	1,707	—
Home equity	2,760	2,760	—

Total	$140,221	$172,326	$9,286

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
June 30, 2011
Impaired loans with a valuation allowance:
Commercial	$7,278	$9,096	$2,127
Real estate commercial	29,681	31,417	8,227
Land development	2,225	2,234	522
Real estate residential	22,156	22,156	745

Subtotal	61,340	64,903	11,621

Impaired loans with no related valuation allowance:
Commercial	22,315	29,976	—
Real estate commercial	43,258	57,680	—
Real estate construction	152	1,124	—
Land development	11,872	17,625	—
Real estate residential	17,809	17,809	—
Consumer installment	3,205	3,205	—
Home equity	3,693	3,693	—

Subtotal	102,304	131,112	—

Total impaired loans:
Commercial	29,593	39,072	2,127
Real estate commercial	72,939	89,097	8,227
Real estate construction	152	1,124	—
Land development	14,097	19,859	522
Real estate residential	39,965	39,965	745
Consumer installment	3,205	3,205	—
Home equity	3,693	3,693	—

Total	$163,644	$196,015	$11,621

The difference between an impaired loan’s recorded investment and the unpaid principal balance represents either (i) for originated loans, a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management’s assessment that full collection of the loan balance is not likely or (ii) for acquired loans that meet the definition of an impaired loan, fair value adjustments recognized at the acquisition date attributable to expected credit losses and the discounting of expected cash flows at market interest rates. The difference between the recorded investment and the unpaid principal balance of $23.1 million, $32.1 million and $32.4 million at June 30, 2012, December 31, 2011 and June 30, 2011, respectively, includes confirmed losses (partial charge-offs) of $19.1 million, $21.7 million and $22.6 million, respectively, and fair value discount adjustments of $4.0 million, $10.4 million and $9.8 million, respectively.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

The following schedule presents information related to impaired loans for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Commercial	$29,018	$279	$27,183	$453
Real estate commercial	59,903	202	61,333	430
Real estate construction	435	—	249	—
Land development	8,301	73	8,014	145
Real estate residential	35,100	350	36,365	743
Consumer installment	1,219	—	1,379	—
Home equity	2,966	—	2,895	—

Total	$136,942	$904	$137,418	$1,771

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Commercial	$29,814	$216	$31,279	$541
Real estate commercial	71,050	152	72,464	396
Real estate construction	196	15	216	30
Land development	13,750	107	14,203	196
Real estate residential	39,369	248	37,777	485
Consumer installment	3,032	—	2,808	—
Home equity	3,384	—	3,091	—

Total	$160,595	$738	$161,838	$1,648

Impaired loans included $13.6 million, $17.4 million and $18.6 million at June 30, 2012, December 31, 2011 and June 30, 2011, respectively, of acquired loans that were not performing in accordance with original contractual terms. These loans are not reported as nonperforming loans, as a market yield adjustment was recognized on these loans at acquisition that is being amortized into interest income. Impaired loans also included $26.4 million, $20.4 million and $12.9 million at June 30, 2012, December 31, 2011 and June 30, 2011, respectively, of performing TDRs.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

The following schedule presents the aging status of the recorded investment in loans by classes of loans at June 30, 2012, December 31, 2011 and June 30, 2011:

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
June 30, 2012
Originated Portfolio:
Commercial	$5,089	$1,838	$300	$12,673	$19,900	$767,350	$787,250
Real estate commercial	8,595	556	269	41,691	51,111	839,613	890,724
Real estate construction	—	—	—	408	408	36,197	36,605
Land development	728	187	—	3,077	3,992	24,476	28,468
Real estate residential	2,568	94	840	12,613	16,115	840,900	857,015
Consumer installment	2,743	201	—	1,182	4,126	528,757	532,883
Home equity	1,013	660	1,157	2,812	5,642	376,523	382,165

Total	$20,736	$3,536	$2,566	$74,456	$101,294	$3,413,816	$3,515,110

Acquired Portfolio:
Commercial	$57	$—	$5,919	$—	$5,976	$122,126	$128,102
Real estate commercial	1,016	—	3,291	—	4,307	224,624	228,931
Real estate construction	—	—	—	—	—	17,933	17,933
Land development	—	—	3,607	—	3,607	7,614	11,221
Real estate residential	75	—	426	—	501	15,698	16,199
Consumer installment	12	—	—	—	12	2,388	2,400
Home equity	258	—	312	—	570	41,826	42,446

Total	$1,418	$—	$13,555	$—	$14,973	$432,259	$447,232

December 31, 2011
Originated Portfolio:
Commercial	$5,207	$6,268	$1,381	$10,726	$23,582	$739,953	$763,535
Real estate commercial	9,967	3,241	374	44,438	58,020	757,047	815,067
Real estate construction	—	—	287	—	287	54,029	54,316
Land development	—	—	—	6,190	6,190	24,065	30,255
Real estate residential	5,591	76	752	12,573	18,992	821,760	840,752
Consumer installment	3,449	1,174	—	1,707	6,330	474,614	480,944
Home equity	2,038	408	1,023	2,760	6,229	347,404	353,633

Total	$26,252	$11,167	$3,817	$78,394	$119,630	$3,218,872	$3,338,502

Acquired Portfolio:
Commercial	$394	$—	$7,808	$—	$8,202	$123,413	$131,615
Real estate commercial	1,820	—	2,592	—	4,412	252,520	256,932
Real estate construction	—	—	156	—	156	18,883	19,039
Land development	—	—	4,780	—	4,780	9,786	14,566
Real estate residential	288	—	1,577	—	1,865	19,099	20,964
Consumer installment	49	11	—	—	60	3,054	3,114
Home equity	641	262	462	—	1,365	45,188	46,553

Total	$3,192	$273	$17,375	$—	$20,840	$471,943	$492,783

June 30, 2011
Originated Portfolio:
Commercial	$6,480	$2,888	$629	$14,386	$24,383	$674,718	$699,101
Real estate commercial	11,256	3,479	143	57,324	72,202	730,586	802,788
Real estate construction	—	290	—	—	290	69,791	70,081
Land development	209	—	—	8,933	9,142	23,968	33,110
Real estate residential	7,284	226	1,729	17,809	27,048	774,968	802,016
Consumer installment	4,302	1,056	—	3,205	8,563	503,766	512,329
Home equity	2,635	702	1,243	3,693	8,273	297,481	305,754

Total	$32,166	$8,641	$3,744	$105,350	$149,901	$3,075,278	$3,225,179

Acquired Portfolio:
Commercial	$18	$—	$7,659	$—	$7,677	$135,626	$143,303
Real estate commercial	368	—	4,235	—	4,603	258,215	262,818
Real estate construction	—	—	152	—	152	20,919	21,071
Land development	—	—	5,045	—	5,045	13,044	18,089
Real estate residential	128	—	1,094	—	1,222	22,622	23,844
Consumer installment	168	62	—	—	230	4,846	5,076
Home equity	370	107	385	—	862	47,768	48,630

Total	$1,052	$169	$18,570	$—	$19,791	$503,040	$522,831

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

Loans Modified Under Troubled Debt Restructurings (TDRs)

The following schedule presents the Corporation’s TDRs at June 30, 2012, December 31, 2011 and June 30, 2011:

	Performing	Nonperforming	Total
	(In thousands)
June 30, 2012
Commercial loan portfolio	$12,082	$11,691	$23,773
Consumer loan portfolio	14,301	4,098	18,399

Total	$26,383	$15,789	$42,172

December 31, 2011
Commercial loan portfolio	$4,765	$14,675	$19,440
Consumer loan portfolio	15,629	9,383	25,012

Total	$20,394	$24,058	$44,452

June 30, 2011
Commercial loan portfolio	$2,125	$15,443	$17,568
Consumer loan portfolio	10,764	11,392	22,156

Total	$12,889	$26,835	$39,724

The following schedule provides information on loans reported as performing and nonperforming TDRs that were modified during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	5	$1,964	$1,964	10	$3,225	$3,225
Real estate commercial	6	2,309	2,309	11	3,839	3,839
Land development	—	—	—	1	1,638	1,638

Subtotal – commercial loan portfolio	11	4,273	4,273	22	8,702	8,702
Consumer loan portfolio (real estate residential)	22	1,776	1,711	42	4,931	4,772

Total	33	$6,049	$5,984	64	$13,633	$13,474

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	5	$759	$759	14	$2,267	$2,267
Real estate commercial	7	1,870	1,870	12	3,429	3,429

Subtotal – commercial loan portfolio	12	2,629	2,629	26	5,696	5,696
Consumer loan portfolio (real estate residential)	27	2,591	2,491	49	4,802	4,634

Total	39	$5,220	$5,120	75	$10,498	$10,330

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. The difference between the pre-modification and post-modification recorded investment of real estate residential TDRs represents

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

impairment recognized by the Corporation through the provision for loan losses computed based on a loan's post-modification present value of expected future cash flows discounted at the loan's original effective interest rate. No provision for loan losses was recognized related to TDRs in the commercial loan portfolio as the Corporation does not expect to incur a loss on these loans based on its assessment of the borrower's expected cash flows.

The following schedule includes performing and nonperforming TDRs at June 30, 2012, and TDRs that were transferred to nonaccrual status during the three and six months ended June 30, 2012, for which there was a payment default during the three and six months ended June 30, 2012, whereby the borrower was past due with respect to principal and/or interest for 90 days or more, and the loan became a TDR during the twelve-month period prior to the default:

	With Payment Defaults During the Following Periods:
	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of	Principal Balance at	Number of	Principal Balance at
	Loans	June 30, 2012	Loans	June 30, 2012
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	—	$—	1	$60
Real estate commercial	1	69	2	836

Subtotal – commercial loan portfolio	1	69	3	896
Consumer loan portfolio (real estate residential)	2	170	4	384

Total	3	$239	7	$1,280

Allowance for Loan Losses

The following schedule presents, by loan portfolio segment, the changes in the allowance for the three and six months ended June 30, 2012 and details regarding the balance in the allowance and the recorded investment in loans at June 30, 2012 by impairment evaluation method.

	Commercial Loan Portfolio	Consumer Loan Portfolio	Unallocated	Total
	(In thousands)
Changes in allowance for loan losses for the three months ended June 30, 2012:
Beginning balance	$54,917	$27,726	$5,142	$87,785
Provision for loan losses	1,601	4,373	(1,974)	4,000
Charge-offs	(3,197)	(2,975)	—	(6,172)
Recoveries	438	660	—	1,098

Ending balance	$53,759	$29,784	$3,168	$86,711

Changes in allowance for loan losses for the six months ended June 30, 2012:
Beginning balance	$55,645	$29,166	$3,522	$88,333
Provision for loan losses	3,638	5,716	(354)	9,000
Charge-offs	(6,576)	(6,143)	—	(12,719)
Recoveries	1,052	1,045	—	2,097

Ending balance	$53,759	$29,784	$3,168	$86,711

Allowance for loan losses balance at June 30, 2012 attributable to:
Loans individually evaluated for impairment	$7,461	$677	$—	$8,138
Loans collectively evaluated for impairment	44,698	28,507	3,168	76,373
Loans acquired with deteriorated credit quality	1,600	600	—	2,200

Total	$53,759	$29,784	$3,168	$86,711

Recorded investment (loan balance) at June 30, 2012:
Loans individually evaluated for impairment	$81,622	$18,399	$—	$100,021
Loans collectively evaluated for impairment	1,661,425	1,753,664	—	3,415,089
Loans acquired with deteriorated credit quality	386,187	61,045	—	447,232

Total	$2,129,234	$1,833,108	$—	$3,962,342

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

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

	Commercial Loan Portfolio	Consumer Loan Portfolio	Unallocated	Total
	(In thousands)
Changes in allowance for loan losses for the three months ended June 30, 2011:
Beginning balance	$57,526	$27,417	$4,731	$89,674
Provision for loan losses	5,395	4,458	(2,853)	7,000
Charge-offs	(5,276)	(3,030)	—	(8,306)
Recoveries	927	438	—	1,365

Ending balance	$58,572	$29,283	$1,878	$89,733

Changes in allowance for loan losses for the six months ended June 30, 2011:
Beginning balance	$59,443	$27,338	$2,749	$89,530
Provision for loan losses	9,090	6,281	(871)	14,500
Charge-offs	(11,190)	(5,758)	—	(16,948)
Recoveries	1,229	1,422	—	2,651

Ending balance	$58,572	$29,283	$1,878	$89,733

Allowance for loan losses balance at June 30, 2011 attributable to:
Loans individually evaluated for impairment	$10,876	$745	$—	$11,621
Loans collectively evaluated for impairment	47,696	28,538	1,878	78,112
Loans acquired with deteriorated credit quality	—	—	—	—

Total	$58,572	$29,283	$1,878	$89,733

Recorded investment (loan balance) at June 30, 2011:
Loans individually evaluated for impairment	$98,211	$22,156	$—	$120,367
Loans collectively evaluated for impairment	1,506,869	1,597,943	—	3,104,812
Loans acquired with deteriorated credit quality	445,281	77,550	—	522,831

Total	$2,050,361	$1,697,649	$—	$3,748,010

At June 30, 2012 and December 31, 2011, the $2.2 million and $1.6 million, respectively, allowance attributable to acquired loans was primarily attributable to one of the acquired loan pools experiencing a decline in expected cash flows. There were no material changes in expected cash flows for the remaining acquired loan pools at June 30, 2012 or December 31, 2011. An allowance related to acquired loans was not required at June 30, 2011 due to no material changes in expected cash flows since the date of acquisition as of that date.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

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

The following table shows the net carrying value of the Corporation’s intangible assets:

	June 30, 2012	December 31, 2011	June 30, 2011
	(In thousands)
Goodwill	$113,414	$113,414	$113,414

Other intangible assets:
Core deposit intangible assets	$7,144	$7,879	$8,643
Mortgage servicing rights	3,463	3,593	3,577
Non-compete agreements	—	—	107

Total other intangible assets	$10,607	$11,472	$12,327

The following table sets forth the carrying amount, accumulated amortization and amortization expense of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:

	June 30, 2012	December 31, 2011	June 30, 2011
	(In thousands)
Gross original amount	$26,468	$26,468	$26,468
Accumulated amortization	19,324	18,589	17,825

Carrying amount	$7,144	$7,879	$8,643

Amortization expense for the three months ended June 30	$368		$381

Amortization expense for the six months ended June 30	$735		$763

At June 30, 2012, the remaining amortization expense on core deposit intangible assets that existed as of that date was estimated as follows: 2012 — $0.7 million; 2013 — $1.3 million; 2014 — $1.1 million; 2015 — $1.1 million; 2016 — $0.9 million; 2017 and thereafter — $2.0 million.

The following shows the net carrying value and fair value of MSRs and the total loans that the Corporation is servicing for others:

	June 30, 2012	December 31, 2011	June 30, 2011
	(In thousands)
Net carrying value of MSRs	$3,463	$3,593	$3,577

Fair value of MSRs	$4,938	$4,757	6,000

Loans serviced for others that have servicing rights capitalized	$916,815	$902,812	904,468

The following table shows the activity for capitalized MSRs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of period	$3,427	$3,832	$3,593	$3,782
Additions	669	203	1,203	711
Amortization	(633)	(458)	(1,333)	(916)

Balance at end of period	$3,463	$3,577	$3,463	$3,577

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

There was no impairment valuation allowance recorded on MSRs as of June 30, 2012, December 31, 2011 or June 30, 2011.

Note 6: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of related tax benefit/expense, were as follows:

	June 30, 2012	December 31, 2011	June 30, 2011
	(In thousands)
Net unrealized gains on investment securities – available-for-sale, net of related tax expense of $2,051 at June 30, 2012, $1,796 at December 31, 2011 and $2,025 at June 30, 2011	$3,810	$3,336	$3,761
Pension and other postretirement benefits adjustment, net of related tax benefit of $15,062 at June 30, 2012, $15,435 at December 31, 2011 and $9,258 at June 30, 2011	(27,974)	(28,665)	(17,194)

Accumulated other comprehensive loss	$(24,164)	$(25,329)	$(13,433)

Note 7: Regulatory Capital

Federal and state banking regulations place certain restrictions on the transfer of assets, in the form of dividends, loans, or advances, from Chemical Bank to the Corporation. As of June 30, 2012, substantially all of the assets of Chemical Bank were restricted from transfer to the Corporation in the form of loans or advances. Dividends from Chemical Bank are the principal source of funds for the Corporation. As of June 30, 2012, Chemical Bank could pay dividends of up to $10.3 million, based on net income less dividends for the current and prior two calendar years, without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require minimum ratios of Tier 1 capital to average assets (Leverage Ratio) and Tier 1 and Total capital to risk-weighted assets. These capital guidelines assign risk weights to on- and off- balance sheet items in arriving at total risk-weighted assets. Minimum capital levels are based upon the perceived risk of various asset categories and certain off-balance sheet instruments. Risk weighted assets totaled $4.00 billion, $3.88 billion and $3.76 billion at June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

At June 30, 2012, December 31, 2011 and June 30, 2011, Chemical Bank’s capital ratios exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.” Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

The summary below compares the Corporation’s and Chemical Bank’s actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(In thousands)
June 30, 2012
Total Capital to Risk-Weighted Assets:
Corporation	$542,827	13.6%	$319,863	8.0%	N/A	N/A
Chemical Bank	535,868	13.4	319,236	8.0	$399,045	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	492,395	12.3	159,931	4.0	N/A	N/A
Chemical Bank	485,533	12.2	159,618	4.0	239,427	6.0
Leverage Ratio:
Corporation	492,395	9.4	208,808	4.0	N/A	N/A
Chemical Bank	485,533	9.3	208,778	4.0	260,973	5.0

December 31, 2011
Total Capital to Risk-Weighted Assets:
Corporation	$517,547	13.3%	$310,316	8.0%	N/A	N/A
Chemical Bank	510,290	13.2	310,119	8.0	$387,649	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	468,565	12.1	155,158	4.0	N/A	N/A
Chemical Bank	461,338	11.9	155,060	4.0	232,589	6.0
Leverage Ratio:
Corporation	468,565	9.0	208,013	4.0	N/A	N/A
Chemical Bank	461,338	8.9	208,033	4.0	260,042	5.0

June 30, 2011
Total Capital to Risk-Weighted Assets:
Corporation	$486,917	13.0%	$300,744	8.0%	N/A	N/A
Chemical Bank	478,734	12.7	300,517	8.0	$375,646	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	439,394	11.7	150,372	4.0	N/A	N/A
Chemical Bank	431,247	11.5	150,258	4.0	225,388	6.0
Leverage Ratio:
Corporation	439,394	8.6	203,915	4.0	N/A	N/A
Chemical Bank	431,247	8.5	203,878	4.0	254,847	5.0

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

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Investment securities — available-for-sale are generally recorded at fair value on a recurring basis. Additionally, the Corporation may be required to record other assets at fair value on a nonrecurring basis, such as impaired loans, goodwill, other intangible assets and other real estate and repossessed assets. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

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

June 30, 2012

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Investment securities — available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are generally measured using independent pricing models or other model-based valuation techniques that include market inputs, such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Level 1 securities include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include securities issued by government sponsored agencies, securities issued by certain state and political subdivisions, residential mortgage-backed securities, collateralized mortgage obligations, corporate bonds and certain preferred stock.

Disclosure of Recurring Basis Fair Value Measurements

For assets measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets were as follows:

	Fair Value Measurements – Recurring Basis
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
June 30, 2012
Investment securities – available-for-sale:
Government sponsored agencies	$—	$95,145	$—	$95,145
State and political subdivisions	—	52,131	—	52,131
Residential mortgage-backed securities	—	113,091	—	113,091
Collateralized mortgage obligations	—	321,897	—	321,897
Corporate bonds	—	91,766	—	91,766
Preferred stock	—	1,446	—	1,446

Total investment securities – available-for-sale	$—	$675,476	$—	$675,476

December 31, 2011
Investment securities – available-for-sale:
Government sponsored agencies	$—	$70,679	$—	$70,679
State and political subdivisions	—	45,235	—	45,235
Residential mortgage-backed securities	—	120,780	—	120,780
Collateralized mortgage obligations	—	332,400	—	332,400
Corporate bonds	—	96,768	—	96,768
Preferred stock	—	1,414	—	1,414

Total investment securities – available-for-sale	$—	$667,276	$—	$667,276

June 30, 2011
Investment securities – available-for-sale:
Government sponsored agencies	$—	$109,204	$—	$109,204
State and political subdivisions	—	44,950	—	44,950
Residential mortgage-backed securities	—	115,605	—	115,605
Collateralized mortgage obligations	—	284,244	—	284,244
Corporate bonds	—	56,904	—	56,904
Preferred stock	—	1,559	—	1,559

Total investment securities – available-for-sale	$—	$612,466	$—	$612,466

There were no liabilities recorded at fair value on a recurring basis at June 30, 2012, December 31, 2011 or June 30, 2011.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allocation of the allowance (valuation allowance) may be established or a portion of the loan is charged off. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including the loan’s observable market price, the fair value of the collateral or the present value of the expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring a valuation allowance represent loans for which the fair value of the expected repayments or collateral exceed the remaining carrying amount of such loans. At June 30, 2012, December 31, 2011 and June 30, 2011, substantially all of the impaired loans were evaluated based on the fair value of the collateral. Impaired loans, where a valuation allowance is established or a portion of the loan is charged off based on the fair value of collateral, are subject to nonrecurring fair value measurement and require classification in the fair value hierarchy. The Corporation records impaired loans as Level 3 valuations as there is generally no observable market price or independent appraised value, or management determines the fair value of the collateral is further impaired below the appraised value. When management determines the fair value of the collateral is further impaired below appraised value, discount factors ranging between 70% and 80% of the appraised value are used depending on the nature of the collateral and the age of the most recent appraisal.

Goodwill is subject to impairment testing on an annual basis. The assessment of goodwill for impairment requires a significant degree of judgment. In the event the assessment indicates that it is more-likely-than-not that the fair value is less than the carrying value, the asset is considered impaired and recorded at fair value. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At June 30, 2012, December 31, 2011 and June 30, 2011, no goodwill was impaired, and therefore, goodwill was not recorded at fair value on a nonrecurring basis.

Other intangible assets consist of core deposit intangible assets and MSRs. These items are recorded at fair value when initially recorded. Subsequently, core deposit intangible assets are amortized primarily on an accelerated basis over periods ranging from ten to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. The fair value of MSRs is initially estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, as determined by the model, through a valuation allowance. The Corporation classifies MSRs subject to nonrecurring fair value measurements as Level 3 valuations. At June 30, 2012, December 31, 2011 and June 30, 2011, there was no impairment identified for core deposit intangible assets or MSRs and, therefore, no other intangible assets were recorded at fair value on a nonrecurring basis.

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

June 30, 2012

Disclosure of Nonrecurring Basis Fair Value Measurements

For assets measured at fair value on a nonrecurring basis, quantitative disclosures about fair value measurements for each major category of assets were as follows:

	Fair Value Measurements – Nonrecurring Basis
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
June 30, 2012
Impaired originated loans	$—	$—	$55,115	$55,115
Other real estate/repossessed assets	—	—	23,509	23,509

Total	$—	$—	$78,624	$78,624

December 31, 2011
Impaired originated loans	$—	$—	$52,721	$52,721
Other real estate/repossessed assets	—	—	25,484	25,484

Total	$—	$—	$78,205	$78,205

June 30, 2011
Impaired originated loans	$—	$—	$68,766	$68,766
Other real estate/repossessed assets	—	—	24,607	24,607

Total	$—	$—	$93,373	$93,373

There were no liabilities recorded at fair value on a nonrecurring basis at June 30, 2012, December 31, 2011 and June 30, 2011.

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

The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At June 30, 2012, December 31, 2011 and June 30, 2011, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.

Fair value measurement for investment securities — available-for-sale that are not measured at fair value on a recurring basis, which consists of fixed-rate cumulative preferred stock issued by a bank holding company under the U.S. Government’s Troubled Asset Relief Program (TARP) with no maturity date, is based on cost. This preferred stock is not traded on a public exchange and does not have a readily determinable fair value. Accordingly, the Corporation recorded this preferred stock as a cost-method asset as prescribed by ASC 325-20, Cost Method Investments. Because no impairment indicators were present at June 30, 2012, the Corporation was not required to estimate the fair value of this preferred stock.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

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

June 30, 2012

A summary of carrying amounts and estimated fair values of the Corporation’s financial instruments included in the consolidated statements of financial position are as follows:

	Level in
	Fair Value	June 30, 2012		December 31, 2011		June 30, 2011
	Measurement Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Assets:
Cash and cash equivalents	Level 1	$241,823	$241,823	$381,940	$381,940	$400,279	$400,279
Investment securities:
Available-for-sale	Level 2	675,476	675,476	667,276	667,276	612,466	612,466
Available-for-sale	NA	4,755	4,755	—	—	—	—
Held-to-maturity	Level 2	205,034	205,852	175,339	175,769	182,029	179,595
Held-to-maturity	Level 3	8,000	8,000	8,000	8,000	8,000	8,000
Nonmarketable equity securities	NA	25,572	25,572	25,572	25,572	25,572	25,572
Loans held-for-sale	Level 2	12,625	12,625	18,818	18,972	6,874	6,874
Net loans	Level 3	3,875,631	3,886,308	3,742,952	3,753,799	3,658,277	3,651,307
Interest receivable	Level 2	15,764	15,764	16,308	16,308	15,621	15,621
Liabilities:
Deposits without defined maturities	Level 2	$2,933,079	$2,933,079	$2,851,883	$2,851,883	$2,678,064	$2,678,064
Time deposits	Level 3	1,450,465	1,469,738	1,514,974	1,538,566	1,572,912	1,596,321
Interest payable	Level 2	1,755	1,755	2,147	2,147	2,487	2,487
Short-term borrowings	Level 2	299,748	299,748	303,786	303,786	276,600	276,600
FHLB advances	Level 2	38,177	39,066	43,057	44,307	71,928	73,380

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

The following summarizes the numerator and denominator of the basic and diluted earnings per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Numerator for both basic and diluted earnings per common share, net income	$13,866	$11,033	$26,240	$20,221

Denominator for basic earnings per common share, weighted average common shares outstanding	27,493	27,454	27,486	27,453
Weighted average common stock equivalents	84	43	72	37

Denominator for diluted earnings per common share	27,577	27,497	27,558	27,490

Basic earnings per common share	$0.50	$0.40	$0.95	$0.74
Diluted earnings per common share	0.50	0.40	0.95	0.74

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

The average number of exercisable employee stock option awards outstanding that were “out-of-the-money,” whereby the option exercise price per share exceeded the market price per share and, therefore, were not included in the computation of diluted earnings per common share because they would have been anti-dilutive, totaled 637,661 and 682,462 for the three months ended June 30, 2012 and 2011, respectively, and 622,252 and 659,875 for the six months ended June 30, 2012 and 2011, respectively.

Note 10: Share-Based Compensation Plans

The Corporation maintains a share-based compensation plan under which it periodically grants share-based awards, which consists of stock options and restricted stock units, for a fixed number of shares to certain officers of the Corporation. The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. During the three-month periods ended June 30, 2012 and 2011, share-based compensation expense related to stock options and restricted stock units totaled $0.5 million and $0.2 million, respectively. During the six-month periods ended June 30, 2012 and 2011, share-based compensation expense related to stock options and restricted stock units totaled $0.8 million and $0.4 million, respectively.

During the six-month period ended June 30, 2012, the Corporation granted options to purchase 229,763 shares of common stock and 68,427 restricted stock units to certain officers. At June 30, 2012, there were 987,440 shares of common stock available for future grants under share-based compensation plans.

Stock Options

A summary of activity for the Corporation’s stock options as of and for the six months ended June 30, 2012 is presented below:

	Non-Vested Stock Options Outstanding			Stock Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at January 1, 2012	162,883	$21.27	$6.55	815,119	$28.29
Granted	229,763	23.78	7.08	229,763	23.78
Exercised	—	—	—	—	—
Vested	(75,150)	21.51	6.62	—	—
Forfeited/expired	(1,522)	20.97	6.44	(16,713)	30.33

Outstanding at June 30, 2012	315,974	$23.04	$6.92	1,028,169	$27.25

Exercisable/vested at June 30, 2012				712,195	$29.12

The weighted-average remaining contractual terms were 5.9 years for all outstanding stock options and 4.4 years for exercisable stock options at June 30, 2012. The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $0.2 million and $0.1 million, respectively, at June 30, 2012. The aggregate intrinsic values of outstanding and exercisable options at June 30, 2012 were calculated based on the closing market price of the Corporation’s common stock on June 30, 2012 of $21.50 per share less the exercise price. Options with intrinsic values less than zero, or “out-of-the-money” options, were not included in the aggregate intrinsic value reported.

At June 30, 2012, unrecognized compensation expense related to stock options totaled $1.9 million and is expected to be recognized over a remaining weighted average period of 2.4 years.

The fair value of the stock options granted during the six months ended June 30, 2012 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

Expected dividend yield	3.60%
Risk-free interest rate	1.18%
Expected stock price volatility	44.4%
Expected life of options – in years	6.11
Weighted average per share fair value	$7.08

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

Restricted Stock Units

In addition to stock options, during the six months ended June 30, 2012, the Corporation granted restricted stock performance units and time restricted stock units (collectively referred to as restricted stock units) to certain officers. The restricted stock performance units vest based on the Corporation achieving certain performance target levels. The restricted stock performance units are eligible to vest from 0.5x to 1.5x the number of units originally granted depending on which, if any, of the performance target levels are met. However, if the minimum performance target level is not achieved, no shares will become vested or be issued for that respective year’s restricted stock performance units. The time restricted stock units vest upon satisfaction of a service condition. Upon achievement of the performance target level and/or satisfaction of a service condition, the restricted stock units are converted into shares of the Corporation’s common stock on a one-to-one basis. Compensation expense related to restricted stock units is recognized over the expected requisite performance or service period, as applicable.

A summary of the activity for restricted stock units as of and for the six months ended June 30, 2012 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2012	130,512	$20.90
Granted	68,427	22.24
Converted into shares of common stock	(35,101)	23.28
Forfeited/expired	(8,428)	23.05

Outstanding at June 30, 2012	155,410	$20.84

At June 30, 2012, unrecognized compensation expense related to restricted stock unit awards totaled $2.3 million and is expected to be recognized over approximately three years.

Note 11: Pension and Other Postretirement Benefit Plans

The components of net periodic benefit cost (income) for the Corporation’s qualified and nonqualified pension plans and nonqualified postretirement benefits plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Defined Benefit Pension Plans
Service cost	$303	$291	$606	$582
Interest cost	1,215	1,208	2,430	2,415
Expected return on plan assets	(1,732)	(1,582)	(3,463)	(3,164)
Amortization of prior service credit	(1)	—	(1)	(1)
Amortization of unrecognized net loss	615	269	1,229	539

Net periodic benefit cost	$400	$186	$801	$371

Postretirement Benefit Plan
Interest cost	$36	$41	$73	$83
Amortization of prior service credit	(75)	(81)	(150)	(162)
Amortization of unrecognized net gain	(7)	(8)	(14)	(16)

Net periodic benefit income	$(46)	$(48)	$(91)	$(95)

A minimum required contribution of $0.4 million is due to the Corporation’s pension plan during 2012, which will be fully funded by a portion of the plan’s available funding balance. The Corporation made a $12.0 million contribution to the pension plan during the first quarter of 2012 related to the 2011 plan year.

401(k) Savings Plan expense for the Corporation’s match of participants’ base compensation contributions and a 4% of eligible pay contribution to certain employees who are not grandfathered under the pension plan was $0.8 million and $0.7 million for the three months ended June 30, 2012 and 2011, respectively, and $1.5 million and $1.4 million for the six months ended June 30, 2012 and 2011, respectively.

Chemical Financial Corporation

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

Note 12: Financial Guarantees

In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer’s creditworthiness. At June 30, 2012, December 31, 2011 and June 30, 2011, the Corporation had $44 million, $46 million and $48 million, respectively, of outstanding financial and performance standby letters of credit which expire in five years or less. The majority of these standby letters of credit are collateralized. At June 30, 2012, the Corporation determined that there were no potential losses from standby letters of credit, and therefore, no reserve was needed at that date. At December 31, 2011 and June 30, 2011, the Corporation had a reserve of $0.3 million related to potential losses from standby letters of credit.

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

Acquisitions

Pending Branch Acquisition

On May 23, 2012, Chemical Bank, the wholly-owned banking subsidiary of the Corporation, entered into a purchase and assumption agreement with Independent Bank, a wholly-owned banking subsidiary of Independent Bank Corporation, to acquire 21 branches located in the Northeastern and Battle Creek regions of Michigan. Under the terms of the agreement, Chemical Bank will assume approximately $420 million in customer deposits at a blended premium of approximately 2.93% and acquire $40 million of loans at a discount of 1.75%. The branch acquisition is expected to close during the third quarter of 2012, subject to regulatory approval and customary closing conditions. The Corporation expects the branch acquisition to be accretive to earnings per share upon closing, excluding estimated one-time transaction related expenses of $2.6 million. The Corporation anticipates recognizing goodwill of approximately $7 million related to the branch acquisition.

Upon completion of the branch acquisition, the Corporation and Chemical Bank are both expected to remain categorized as well-capitalized under applicable regulatory requirements. Accordingly, the Corporation’s management has determined that the Corporation will not need to raise additional capital in conjunction with the branch acquisition.

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

Summary

The Corporation’s net income was $13.9 million, or $0.50 per diluted share, in the second quarter of 2012, compared to net income of $12.4 million, or $0.45 per diluted share, in the first quarter of 2012 and net income of $11.0 million, or $0.40 per diluted share, in the second quarter of 2011. The increase in net income and earnings per share in the second quarter of 2012, compared to the first quarter of 2012, was primarily attributable to a lower provision for loan losses, higher noninterest income and lower operating expenses. The increase in net income and earnings per share in the second quarter of 2012, compared to the second quarter of 2011, was attributable to a lower provision for loan losses and higher net interest income and noninterest income that was partially offset by higher operating expenses.

Return on average assets, on an annualized basis, was 1.04% in the second quarter of 2012, compared to 0.92% in the first quarter of 2012 and 0.84% in the second quarter of 2011. Return on average equity, on an annualized basis, was 9.6% in the second quarter of 2012, compared to 8.7% in the first quarter of 2012 and 7.8% in the second quarter of 2011.

Financial Condition

Total Assets

Total assets were $5.35 billion at June 30, 2012, an increase of $12 million, or 0.2%, from total assets of $5.34 billion at December 31, 2011 and an increase of $148 million, or 2.8%, from total assets of $5.20 billion at June 30, 2011.

Interest-earning assets were $5.01 billion at June 30, 2012, an increase of $27 million from interest-earning assets of $4.99 billion at December 31, 2011 and an increase of $160 million, or 3.3%, from interest-earning assets of $4.85 billion at June 30, 2011.

The increases in total assets and interest-earning assets during the six and twelve month periods ended June 30, 2012 were primarily attributable to loan growth and an increase in investment securities, which was offset by a reduction in interest bearing deposits held at the Federal Reserve Bank.

Investment Securities

The carrying value of investment securities totaled $893.3 million at June 30, 2012, an increase of $42.7 million, or 5.0%, from investment securities of $850.6 million at December 31, 2011 and an increase of $90.8 million, or 11.3%, from investment securities of $802.5 million at June 30, 2011. The increases in investment securities during the six and twelve month periods ended June 30, 2012 were primarily attributable to the Corporation deploying a portion of its liquidity into investment securities to obtain a higher yield than the 25 basis points it receives by maintaining excess funds at the Federal Reserve, as the Corporation does not expect short-term interest rates to increase significantly over the next 12 to 18 months. At June 30, 2012, the Corporation’s investment securities portfolio consisted of $95.1 million in government sponsored agency (GSA) debt obligations comprised primarily of fixed-rate senior bonds issued by the twelve regional Federal Home Loan Banks that make up the Federal Home Loan Bank System (FHLBanks) and variable-rate instruments backed by the Federal Farm Credit Bank, Small Business Administration and Student Loan Marketing Corporation; $254.7 million in state and political subdivisions debt obligations comprised primarily of general debt obligations of issuers primarily located in the State of Michigan; $113.1 million in residential mortgage-backed securities (MBSs) comprised primarily of fixed rate instruments backed by a U.S. government agency (Government National Mortgage Association) or government sponsored enterprises (Federal Home Loan Mortgage Corporation and Federal National Mortgage Association); $321.9 million of collaterized mortgage obligations (CMOs) comprised primarily of variable-rate instruments backed by the same U.S. government agency and government sponsored enterprises as the residential MBSs with average maturities of less than three years; $91.8 million in corporate bonds comprised primarily of debt obligations of large national financial organizations; $6.2 million of preferred stock securities of two large regional/national banks and one Michigan bank holding company; and $10.5 million of trust preferred securities (TRUPs) comprised primarily of a 100% interest in a TRUP of a non-public bank holding company in Michigan.

The Corporation’s investment securities portfolio with a carrying value of $893.3 million at June 30, 2012, had gross impairment of $8.8 million at that date. Management believed that the unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates on the investment securities and market illiquidity and not as a result of credit-related issues. Accordingly, at June 30, 2012, the Corporation believed the impairment in its investment securities portfolio was temporary in nature and, therefore, no impairment loss was realized in the Corporation’s consolidated statement of income for the six months ended June 30, 2012. However, other-than-temporary impairment (OTTI) may occur in the future as a result of material declines in the fair value of investment securities resulting from market, credit, economic or other conditions. A further discussion of the assessment of potential impairment and the Corporation’s process that resulted in the conclusion that the impairment was temporary in nature follows.

At June 30, 2012, the Corporation’s investment securities portfolio had gross impairment of $8.8 million comprised as follows: GSA securities, residential MBSs and CMOs, combined, with gross impairment of $0.9 million; state and political subdivisions securities with gross impairment of $1.2 million; corporate bonds with gross impairment of $0.9 million; and TRUPs with gross impairment of $5.8 million. The amortized costs and fair values of investment securities are disclosed in Note 3 to the consolidated financial statements.

GSA securities, residential MBSs and CMOs, included in the available-for-sale investment securities portfolio, with a combined amortized cost of $525.9 million had gross impairment of $0.9 million at June 30, 2012. Virtually all of the impaired investment securities in these categories are backed by the full faith and credit of the U.S. government or a guarantee of a U.S. government agency or government sponsored enterprise. The Corporation determined that the impairment on these investment securities was attributable to the slight reduction in market interest rates since these investment securities were purchased. The Corporation concluded that the impairment of its GSA securities, residential MBSs and CMOs was temporary in nature at June 30, 2012.

State and political subdivisions securities, included in the available-for-sale and the held-to-maturity investment securities portfolios, with an amortized cost of $252.3 million had gross impairment of $1.2 million at June 30, 2012. The majority of these investment securities are from issuers primarily located in the State of Michigan and are general obligations of the issuer, meaning that repayment of these obligations is funded by general tax collections of the issuer. The gross impairment was attributable to impaired state and political subdivisions securities with an amortized cost of $58.8 million that generally mature beyond 2012. It was the Corporation’s assessment that the impairment on these investment securities was attributable to the slight reduction in market interest rates since these investment securities were purchased and illiquidity in the market for these investment securities caused by the market’s perception of the Michigan economy. The Corporation concluded that the impairment of its state and political subdivisions securities was temporary in nature at June 30, 2012.

Corporate bonds, included in the available-for-sale investment securities portfolio, with an amortized cost of $92.5 million had gross impairment of $0.9 million at June 30, 2012. All of the corporate bonds held at June 30, 2012 were of an investment grade. The investment grade ratings of all of the corporate bonds indicated that the obligors’ capacities to meet their financial commitments was “strong.” It was the Corporation’s assessment that the impairment on the corporate bonds was attributable to the slight reduction in market interest rates since these investment securities were purchased and the recent negative market perception of the financial industry and not due to credit-related issues. The Corporation concluded that the impairment of its corporate bonds was temporary in nature at June 30, 2012.

At June 30, 2012, the Corporation held two TRUPs in the held-to-maturity investment securities portfolio, with a combined amortized cost of $10.5 million that had gross impairment of $5.8 million. One TRUP, with an amortized cost of $10.0 million, represents a 100% interest in a TRUP of a non-public bank holding company in Michigan that was purchased in the second quarter of 2008. At June 30, 2012, the Corporation determined that the fair value of this TRUP was $4.5 million. The second TRUP, with an amortized cost of $0.5 million, represents a 10% interest in the TRUP of another non-public bank holding company in Michigan. At June 30, 2012, the Corporation determined the fair value of this TRUP was $0.2 million. The fair value measurements of the two TRUP investments were developed based upon market pricing observations of much larger banking institutions in an illiquid market, adjusted by risk measurements. The fair values of the Corporation’s TRUPs were based on calculations of discounted cash flows, and further based upon both observable inputs and appropriate risk adjustments that market participants would make for performance, liquidity and issuer specifics. See the additional discussion of the development of the fair values of the TRUPs in Note 3 to the consolidated financial statements. Management reviewed available financial information of the issuers of the TRUPs as of June 30, 2012.

The issuer of the $10.0 million TRUP reported net income in each of the first two quarters of 2012 and in each of the three years ended December 31, 2011 and was categorized as well-capitalized under applicable regulatory requirements during that time. Based on an analysis of financial information provided by the issuer, it was the Corporation’s opinion that, as of June 30, 2012, this issuer appeared to be a financially sound financial institution with sufficient liquidity to meet its financial obligations in 2012. There have been no material adverse changes in the issuer’s financial performance since the TRUP was issued and purchased by the Corporation and no indication that any material adverse trends were developing that would suggest that the issuer would be unable to make all future principal and interest payments under the TRUP. Quarterly common stock cash dividends have consistently been paid by the issuer and the Corporation understands that the issuer’s management anticipates cash dividends to continue to be paid in the future. All scheduled interest payments on this TRUP have been made on a timely basis. The principal of $10.0 million of this TRUP matures in 2038, with interest payments due quarterly. At June 30, 2012, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer or its subsidiaries. In reviewing all reasonably available information regarding the issuer, including past performance and its financial and liquidity position, it was the Corporation’s opinion that the future cash flows of the issuer supported the carrying value of the TRUP at its original cost of $10.0 million at June 30, 2012. While the total fair value of the TRUP was $5.5 million below the Corporation’s amortized cost at June 30, 2012, the Corporation concluded that, based on the overall financial condition of the issuer, the impairment was temporary in nature at June 30, 2012.

The issuer of the $0.5 million TRUP reported a small amount of net income in 2011, compared to net losses reported in both 2010 and 2009. At June 30, 2012, the issuer was categorized as well-capitalized under applicable regulatory requirements. All scheduled interest payments on this TRUP have been made on a timely basis. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly. At June 30, 2012, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer of this TRUP or any subsidiary. In reviewing all financial information regarding the $0.5 million TRUP, it was the Corporation’s opinion that the carrying value of this TRUP at its original cost of $0.5 million was supported by the issuer’s financial position at June 30, 2012. While the fair value of the TRUP was $0.3 million below the Corporation’s amortized cost at June 30, 2012, the Corporation concluded that the impairment was temporary in nature at June 30, 2012.

At June 30, 2012, the Corporation expected to fully recover the entire amortized cost basis of each impaired investment security in its investment securities portfolio at that date. Furthermore, at June 30, 2012, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation would not have to sell any of its impaired investment securities before a full recovery of amortized cost. However, there can be no assurance that OTTI losses will not be recognized on the TRUPs or on any other investment security in the future.

Loans

The Corporation’s loan portfolio is comprised of commercial, real estate commercial, real estate construction and land development loans, referred to as the Corporation’s commercial loan portfolio, and real estate residential, consumer installment and home equity loans, referred to as the Corporation’s consumer loan portfolio. At June 30, 2012, the Corporation’s loan portfolio was $3.96 billion and consisted of loans in the commercial loan portfolio totaling $2.13 billion, or 54% of total loans, and loans in the consumer loan portfolio totaling $1.83 billion, or 46% of total loans. Loans at fixed interest rates comprised 72% of the Corporation’s total loan portfolio at June 30, 2012, compared to 71% at both March 31, 2012 and December 31, 2011 and 72% at June 30, 2011.

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

Total loans were $3.96 billion at June 30, 2012, an increase of $119 million, or 3.1%, from total loans of $3.84 billion at March 31, 2012, an increase of $131 million, or 3.4%, from total loans of $3.83 billion at December 31, 2011 and an increase of $214 million, or 5.7%, from total loans of $3.75 billion at June 30, 2011. The increases in total loans were attributable to a combination of improving economic conditions and higher loan demand, as well as the Corporation increasing its market share.

A summary of the composition of the Corporation’s loan portfolio, by major loan category, follows:

	June 30, 2012	March 31, 2012	December 31, 2011	June 30, 2011
	(In thousands)
Commercial loan portfolio:
Commercial	$915,352	$903,935	$895,150	$842,404
Real estate commercial	1,119,655	1,095,793	1,071,999	1,065,606
Real estate construction and land development	94,227	101,157	118,176	142,351

Subtotal	2,129,234	2,100,885	2,085,325	2,050,361

Consumer loan portfolio:
Real estate residential	873,214	861,301	861,716	825,860
Consumer installment and home equity	959,894	880,912	884,244	871,789

Subtotal	1,833,108	1,742,213	1,745,960	1,697,649

Total loans	$3,962,342	$3,843,098	$3,831,285	$3,748,010

A discussion of the Corporation’s loan portfolio by category follows.

Commercial Loan Portfolio

The Corporation’s commercial loan portfolio is comprised of commercial loans, real estate commercial loans, real estate construction loans and land development loans. The Corporation’s commercial loan portfolio is well diversified across business lines and has no concentration in any one industry. The commercial loan portfolio of $2.13 billion at June 30, 2012 included 63 loan relationships of $5.0 million or greater. These 63 loan relationships totaled $508 million and represented 24% of the commercial loan portfolio at June 30, 2012 and included 11 loan relationships that had outstanding balances of $10 million or higher, totaling $143 million, or 7%, of the commercial loan portfolio at that date. Further, the Corporation had 14 loan relationships at June 30, 2012 with loan balances greater than $5.0 million and less than $10 million, totaling $106 million, that had unfunded credit commitments totaling $53 million that, if advanced, could result in a loan relationship of $10 million or more.

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

Commercial loans were $915.4 million at June 30, 2012, an increase of $11.5 million, or 1.3%, from commercial loans of $903.9 million at March 31, 2012, an increase of $20.2 million, or 2.3%, from commercial loans of $895.2 million at December 31, 2011 and an increase of $73.0 million, or 8.7%, from commercial loans of $842.4 million at June 30, 2011. Commercial loans represented 23.1% of the Corporation’s loan portfolio at June 30, 2012, compared to 23.5%, 23.3% and 22.5% at March 31, 2012, December 31, 2011 and June 30, 2011, respectively.

Real estate commercial loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Real estate commercial loans were $1.12 billion at June 30, 2012, an increase of $23.9 million, or 2.2%, from real estate commercial loans of $1.09 billion at March 31, 2012, an increase of $47.7 million, or 4.4%, from real estate commercial loans of $1.07 billion at December 31, 2011 and an increase of $54.0 million, or 5.1%, from real estate commercial loans of $1.07 billion at June 30, 2011. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 61%, 36% and 3%, respectively, of the Corporation’s real estate commercial loans outstanding at June 30, 2012. Real estate commercial loans represented 28.3% of the Corporation’s loan portfolio at June 30, 2012, compared to 28.5%, 28.0% and 28.4% at March 31, 2012, December 31, 2011 and June 30, 2011, respectively.

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

The Corporation generally attempts to mitigate the risks associated with commercial and real estate commercial lending by, among other things, lending primarily in its market areas, lending across industry lines, not developing a concentration in any one line of business and using prudent loan-to-value ratios in the underwriting process. Michigan’s economy showed signs of improvement during 2011 and the first six months of 2012, resulting in lower loan delinquencies compared to the previous three years. However, the economy in the State of Michigan continues to be strained by low levels of economic growth in many areas, resulting in commercial and residential real estate foreclosures continuing to remain higher than historical averages. Accordingly, management expects real estate foreclosures to remain elevated despite improvements in Michigan’s economy. It is management’s belief that the loan portfolio is generally well-secured, despite declining market values for all types of real estate in the State of Michigan and nationwide over the past three years.

Real estate construction and land development loans are primarily originated for construction of commercial properties and land development. Land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Real estate construction loans often convert to a real estate commercial loan at the completion of the construction period; however, most land development loans are originated with the intention that the loans will be repaid through the sale of finished properties by the developers within twelve months of the completion date. Real estate construction and land development loans were $94.2 million at June 30, 2012, a decrease of $7.0 million, or 6.9%, from real estate construction and land development loans of $101.2 million at March 31, 2012, a decrease of $24.0 million, or 20%, from real estate construction and land development loans of $118.2 million at December 31, 2011 and a decrease of $48.2 million, or 34%, from real estate construction and land development loans of $142.4 million at June 30, 2011. The Corporation’s land development loans totaled $39.7 million, $44.3 million, $44.8 million and $51.2 million at June 30, 2012, March 31, 2012, December 31, 2011 and June 30, 2011, respectively, and consisted primarily of loans to develop residential real estate. Real estate construction and land development loans represented 2.4% of the Corporation’s loan portfolio at June 30, 2012, compared to 2.7%, 3.1% and 3.8% at March 31, 2012, December 31, 2011 and June 30, 2011, respectively.

Real estate construction lending involves a higher degree of risk than real estate commercial lending and real estate residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates, the need to obtain a tenant or purchaser of the property if it will not be owner-occupied or the need to sell developed properties. The Corporation generally attempts to mitigate the risks associated with real estate construction lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. The Corporation’s risk in this area has increased since early 2008 due to the weak economic environment within the State of Michigan. While the economy in Michigan began improving in 2011, the sale of lots and units in both residential and commercial development projects remains weak, as customer demand also remains low, resulting in the inventory of unsold lots and housing units remaining high across the State of Michigan and resulting in the inability of most developers to sell their finished developed lots and units within their original expected time frames. Accordingly, the Corporation’s land development borrowers have sold only a small percentage of their developed lots or units since early 2008 due to the unfavorable economic environment. At June 30, 2012, $8.4 million, or 21%, of the Corporation’s $39.7 million of land development loans were impaired, whereby the Corporation determined it was probable that the full amount of principal and interest would not be collected on these loans in accordance with their original contractual terms.

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

Real estate residential loans were $873.2 million at June 30, 2012, an increase of $11.9 million, or 1.4%, from real estate residential loans of $861.3 million at March 31, 2012, an increase of $11.5 million, or 1.3%, from real estate residential loans of $861.7 million at December 31, 2011 and an increase of $47.3 million, or 5.7%, from real estate residential loans of $825.9 million at June 30, 2011. Real estate residential loans have historically involved the least amount of credit risk in the Corporation’s loan portfolio, although the risk on these loans has increased with the increase in the unemployment rate in the State of Michigan and the decrease in real estate property values in the State of Michigan. Real estate residential loans also include loans to consumers for the construction of single family residences that are secured by these properties. Real estate residential construction loans to consumers were $28.7 million at June 30, 2012, compared to $27.0 million at March 31, 2012, $21.6 million at December 31, 2011 and $16.5 million at June 30, 2011. Real estate residential loans represented 22.0% of the Corporation’s loan portfolio at June 30, 2012, compared to 22.4%, 22.5% and 22.0% at March 31, 2012, December 31, 2011 and June 30, 2011, respectively.

During the first six months of 2012, the Corporation originated $250 million of real estate residential loans, of which it retained $98 million in its loan portfolio, with the majority of the real estate residential loan originations attributable to refinances of existing loans as real estate residential loans increased only $12 million during that time. The demand for longer term fixed interest rate real estate residential loans was high in 2011 and the first half of 2012 due to the historical low level of long-term interest rates. The Corporation has historically sold fixed interest rate real estate residential loans originated with maturities of fifteen years and over in the secondary market. However, due to a general low level of loan demand across its market areas, the Corporation retained $40 million of fixed interest rate real estate residential loans with terms of fifteen years in its loan portfolio during the first six months of 2012, compared to $99 million for all of 2011. At June 30, 2012, $285 million, or 33%, of the Corporation’s real estate residential loans were at fixed interest rates with maturities beyond 2016, compared to $273 million, or 32%, at March 31, 2012 and $268 million, or 31%, at December 31, 2011.

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

Consumer loans were $959.9 million at June 30, 2012, an increase of $79.0 million, or 9.0%, from consumer loans of $880.9 million at March 31, 2012, an increase of $75.7 million, or 8.6%, from consumer loans of $884.2 million at December 31, 2011 and an increase of $88.1 million, or 10.1%, from consumer loans of $871.8 million at June 30, 2011. The significant increase in consumer loans during the second quarter of 2012 was primarily attributable to Chemical Bank’s spring loan program, combined with an increase in demand for consumer loans. Chemical Bank’s 2012 spring loan program generally consisted of direct and indirect consumer loans with interest rates starting at 1.99%, depending on the credit rating of the borrower. At June 30, 2012, approximately 45% of consumer loans were secured by the borrowers’ personal residences (primarily second mortgages), 25% by automobiles, 19% by recreational vehicles, 8% by marine vehicles and the remaining 3% was mostly unsecured. Consumer loans represented 24.2% of the Corporation’s loan portfolio at June 30, 2012, compared to 22.9%, 23.1% and 23.3% at March 31, 2012, December 31, 2011 and June 30, 2011, respectively.

Consumer loans generally have shorter terms than residential mortgage loans, but generally involve more credit risk than real estate residential lending because of the type and nature of the collateral. The Corporation originates consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer lending collections are dependent on the borrowers’ continuing financial stability and are more likely to be affected by adverse personal situations. The unemployment rate in the State of Michigan was 8.6% at June 30, 2012, down from 9.3% at December 31, 2011 and 10.6% at June 30, 2011, although still higher than the national average of 8.2% at June 30, 2012. With improvement in the unemployment rate, the Corporation experienced decreases in losses on consumer loans, with net loan losses totaling 50 basis points (annualized) of average consumer loans during the first six months of 2012, compared to 60 basis points of average consumer loans in 2011. The credit risk on home equity loans and lines of credit has historically been low as property values of residential real estate had historically increased year over year. However, this credit risk has increased since the beginning of 2008 as property values have declined throughout the State of Michigan, thus increasing the risk of insufficient collateral on some home equity loans and lines of credit, and in some instances no collateral on home equity loans and lines of credit, as the majority of these loans are secured by a second mortgage on the borrowers’ residences. While Michigan’s economy has shown signs of improvement, an increase in property values in Michigan has yet to follow. The majority of the Corporation’s home equity lines of credit are comprised of loans with payments of interest only until their maturity. Home equity lines of credit have original maturities up to ten years. Home equity lines of credit comprised 20% of the Corporation’s consumer loans at June 30, 2012, compared to 21% at March 31, 2012, December 31, 2011 and June 30, 2011.

Nonperforming Assets

Nonperforming assets include nonperforming loans, which consist of originated loans for which the accrual of interest has been discontinued (nonaccrual loans), originated loans that are past due as to principal or interest by 90 days or more and still accruing interest and originated loans that have been modified under troubled debt restructurings (TDRs) where a concession has been granted to the borrower due to a decline in credit quality of the loan and the borrower has not satisfied the Corporation’s payment policy (as described below) to be considered performing. Nonperforming assets also include assets obtained through foreclosures and repossessions, including foreclosed and repossessed assets acquired as a result of the OAK acquisition. The Corporation transfers an originated loan that is 90 days or more past due to nonaccrual status (except for loans that are secured by residential real estate, which are transferred at 120 days past due), unless it believes the loan is both well-secured and in the process of collection. TDRs continue to be reported as nonperforming loans until a six-month payment history of principal and interest payments is sustained in accordance with the terms of the loan modification, at which time the loan is no longer considered a nonperforming asset and the Corporation moves the loan to a performing TDR status.

Nonperforming assets were $116.3 million at June 30, 2012, a decrease of $8.2 million, or 6.6%, from $124.5 million at March 31, 2012, a decrease of $15.5 million, or 12%, from $131.8 million at December 31, 2011 and a decrease of $44.2 million, or 28%, from $160.5 million at June 30, 2011. Nonperforming assets represented 2.2%, 2.3%, 2.5% and 3.1%, of total assets at June 30, 2012, March 31, 2012, December 31, 2011 and June 30, 2011, respectively. The decreases in nonperforming assets are a sign of improvement in the credit quality of the Corporation’s loan portfolio and the improving economic climate in Michigan that began in 2011. However, the Corporation’s levels of nonperforming assets have remained elevated, compared to historical levels, due to the unfavorable economic climate within the State of Michigan that has existed for more than four years, which resulted in cash flow difficulties being encountered by many business and consumer loan customers. The Corporation’s nonperforming assets are not concentrated in any one industry or any one geographical area within Michigan, other than $5.1 million in nonperforming land development loans. At June 30, 2012, there were three commercial loan relationships exceeding $2.5 million, totaling $11.3 million, which were in nonperforming status. Based on declines in both residential and commercial real estate appraised values due to the weakness in the Michigan economy over the past several years, management continues to evaluate and, when appropriate, obtain new appraisals or discount appraised values to compute net realizable values of nonperforming real estate secured loans and other real estate properties. While the economic climate within Michigan has shown signs of improvement, it is management’s belief that nonperforming assets will remain at elevated levels through the remainder of 2012 and beyond.

The following schedule provides a summary of nonperforming assets, including the composition of nonperforming loans by major loan category.

	June 30, 2012	March 31, 2012	December 31, 2011
	(In thousands)
Nonaccrual loans:
Commercial	$12,673	$11,443	$10,726
Real estate commercial	41,691	46,870	44,438
Real estate construction and land development	3,485	3,809	6,190
Real estate residential	12,613	12,687	12,573
Consumer installment and home equity	3,994	4,344	4,467

Total nonaccrual loans	74,456	79,153	78,394

Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	300	1,005	1,381
Real estate commercial	269	75	374
Real estate construction and land development	—	—	287
Real estate residential	840	333	752
Consumer installment and home equity	1,157	1,233	1,023

Total accruing loans contractually past due 90 days or more as to interest or principal payments	2,566	2,646	3,817

Nonperforming TDRs:
Commercial loan portfolio	11,691	11,258	14,675
Consumer loan portfolio	4,098	5,491	9,383

Total nonperforming TDRs	15,789	16,749	24,058

Total nonperforming loans	92,811	98,548	106,269
Other real estate and repossessed assets(1)	23,509	25,944	25,484

Total nonperforming assets	$116,320	$124,492	$131,753

Nonperforming loans as a percent of total loans	2.34%	2.56%	2.77%

Nonperforming assets as a percent of total assets	2.17%	2.28%	2.47%

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held for sale, including properties acquired as a result of the OAK acquisition.

The following schedule summarizes changes in nonaccrual loans during the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of period	$79,153	$106,296	$78,394	$102,962
Additions during period	9,589	17,687	25,443	39,462
Principal balances charged off	(4,311)	(7,027)	(9,302)	(15,192)
Transfers to other real estate/repossessed assets	(2,822)	(2,386)	(5,655)	(4,305)
Returned to accrual status	(4,388)	(1,519)	(8,380)	(6,342)
Payments received	(2,765)	(7,701)	(6,044)	(11,235)

Balance at end of period	$74,456	$105,350	$74,456	$105,350

The following schedule provides the composition of nonperforming loans by major loan category.

	June 30, 2012		March 31, 2012		December 31, 2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)
Commercial loan portfolio:
Commercial	$17,257	19%	$16,664	17%	$15,684	15%
Real estate commercial	47,729	51	52,349	53	55,791	53
Real estate construction and land development	5,123	6	5,447	6	6,596	6

Subtotal-commercial loan portfolio	70,109	76	74,460	76	78,071	74

Consumer loan portfolio:
Real estate residential	17,551	18	18,511	18	22,708	21
Consumer installment and home equity	5,151	6	5,577	6	5,490	5

Subtotal-consumer loan portfolio	22,702	24	24,088	24	28,198	26

Total nonperforming loans	$92,811	100%	$98,548	100%	$106,269	100%

Total nonperforming loans were $92.8 million at June 30, 2012, a decrease of $5.7 million, or 5.8%, compared to $98.5 million at March 31, 2012 and a decrease of $13.5 million, or 13%, compared to $106.3 million at December 31, 2011. The Corporation’s nonperforming loans in the commercial loan portfolio were $70.1 million at June 30, 2012, a decrease of $4.4 million, or 5.9%, from $74.5 million at March 31, 2012 and a decrease of $8.0 million, or 10%, from $78.1 million at December 31, 2011. Nonperforming loans in the commercial loan portfolio comprised 76% of total nonperforming loans at both June 30, 2012 and March 31, 2012, compared to 74% of total nonperforming loans at December 31, 2011. The Corporation’s nonperforming loans in the consumer loan portfolio were $22.7 million at June 30, 2012, a decrease of $1.3 million, or 5.4%, from $24.0 million at March 31, 2012 and a decrease of $5.5 million, or 20%, from $28.2 million at December 31, 2011.

Nonperforming Loans — Commercial Loan Portfolio

The following schedule presents data related to nonperforming loans in the commercial loan portfolio by dollar amount at June 30, 2012, March 31, 2012 and December 31, 2011.

	June 30, 2012		March 31, 2012		December 31, 2011
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
$5,000,000 or more	1	$6,161	1	$6,777	1	$6,906
$2,500,000 – $4,999,999	2	5,171	2	5,140	2	5,192
$1,000,000 – $2,499,999	12	18,874	13	21,104	14	23,516
$500,000 – $999,999	20	14,652	21	15,051	19	13,565
$250,000 – $499,999	35	12,218	38	13,011	39	13,738
Under $250,000	151	13,033	158	13,377	177	15,154

Total	221	$70,109	233	$74,460	252	$78,071

Nonperforming commercial loans were $17.3 million at June 30, 2012, an increase of $0.6 million, or 3.6%, from $16.7 million at March 31, 2012 and an increase of $1.6 million, or 10%, from $15.7 million at December 31, 2011. Nonperforming commercial loans comprised 1.9% of total commercial loans at June 30, 2012, compared to 1.8% at both March 31, 2012 and December 31, 2012. Nonperforming commercial loans were not concentrated in any single industry.

Nonperforming real estate commercial loans were $47.7 million at June 30, 2012, a decrease of $4.6 million, or 8.8%, from $52.3 million at March 31, 2012 and a decrease of $8.1 million, or 14% from $55.8 million at December 31, 2011. Nonperforming real estate commercial loans comprised 4.3% of total real estate commercial loans at June 30, 2012, compared to 4.8% and 5.2% at March 31, 2012 and December 31, 2011, respectively. Nonperforming real estate commercial loans secured by owner occupied real estate, non-owner occupied real estate and vacant land totaled $25.8 million, $15.0 million and $6.9 million, respectively, at June 30, 2012, and comprised 4.5%, 5.1% and 24.8%, respectively, of total owner occupied real estate, non-owner occupied real estate and vacant land loans included in the Corporation’s originated real estate commercial loans at June 30, 2012. At June 30, 2012, the Corporation’s nonperforming real estate commercial loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation’s market areas. The largest concentration of the $47.7 million in nonperforming real estate commercial loans at June 30, 2012 was one customer relationship totaling $6.0 million that was secured by a combination of vacant land and non-owner occupied commercial real estate. This same customer relationship had another $0.2 million included in nonperforming real estate construction and land development loans and $0.4 million included in nonperforming real estate residential loans. At June 30, 2012, $8.6 million of the nonperforming real estate commercial loans were in various stages of foreclosure with 31 borrowers. Challenges remain in the Michigan economy, despite some signs of improvement, thus creating a difficult business environment for many lines of business across the state.

Nonperforming real estate construction and land development loans were $5.1 million at June 30, 2012, a decrease of $0.3 million, or 5.6%, from $5.4 million at March 31, 2012 and a decrease of $1.5 million, or 23%, from $6.6 million at December 31, 2011. Nonperforming real estate construction and land development loans comprised 5.4% of total real estate construction and land development loans at both June 30, 2012 and March 31, 2012, compared to 5.6% at December 31, 2011. At June 30, 2012, all of the nonperforming real estate construction and land development loans were land development loans secured primarily by residential real estate improved lots and housing units. The $5.1 million of nonperforming loans secured by land development projects represented 18% of total originated land development loans outstanding of $28.5 million at June 30, 2012. The economy in Michigan has adversely impacted housing demand throughout the state since 2008 and, accordingly, a significant percentage of the Corporation’s residential real estate development borrowers have experienced cash flow difficulties associated with a significant decline in sales of both lots and residential real estate.

Nonperforming Loans — Consumer Loan Portfolio

Nonperforming real estate residential loans were $17.5 million at June 30, 2012, a decrease of $1.0 million, or 5.4%, from $18.5 million at March 31, 2012 and a decrease of $5.2 million, or 23%, from $22.7 million at December 31, 2011. The decrease in nonperforming real estate residential loans during the second quarter of 2012 was attributable to a decline in nonperforming TDRs. Nonperforming real estate residential loans comprised 2.0% of total real estate residential loans at June 30, 2012, compared to 2.1% and 2.6% at March 31, 2012 and December 31, 2011, respectively. At June 30, 2012, a total of $5.5 million of nonperforming real estate residential loans were in various stages of foreclosure.

Nonperforming consumer installment and home equity loans were $5.2 million at June 30, 2012, a decrease of $0.4 million, or 7.6%, from $5.6 million at March 31, 2012 and a decrease of $0.3 million, or 5.5%, from $5.5 million at December 31, 2011. Nonperforming consumer loans comprised 0.5% of total consumer loans at June 30, 2012, compared to 0.6% at both March 31, 2012 and December 31, 2011.

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

The Corporation’s loans reported as TDRs continue to accrue interest at the loan’s effective interest rate as the Corporation expects to collect the remaining principal balance of the loan. The Corporation recognizes interest income on TDRs at the loan’s original contractual rate at the time of modification. TDRs are reported as a nonperforming loan (nonperforming TDR) until a six-month payment history of principal and interest payments, in accordance with the loan modification, is sustained, at which time the Corporation moves the loans to a performing status (performing TDR). The Corporation’s loans reported as TDRs do not include modified loans that are already reported in a nonaccrual status. The Corporation’s nonaccrual loans at June 30, 2012, March 31, 2012 and December 31, 2011 included $33.4 million, $38.6 million and $41.8 million, respectively, of these modified loans.

The following summarizes the Corporation’s TDRs:

	Performing Status	Nonperforming Status			Total
		Current	Past Due 31-90 Days	Subtotal
	(In thousands)
June 30, 2012
Commercial loan portfolio	$12,082	$11,435	$256	$11,691	$23,773
Consumer loan portfolio	14,301	3,730	368	4,098	18,399

Total TDRs	$26,383	$15,165	$624	$15,789	$42,172

March 31, 2012
Commercial loan portfolio	$8,521	$11,054	$204	$11,258	$19,779
Consumer loan portfolio	18,656	4,891	600	5,491	24,147

Total TDRs	$27,177	$15,945	$804	$16,749	$43,926

December 31, 2011
Commercial loan portfolio	$4,765	$13,770	$905	$14,675	$19,440
Consumer loan portfolio	15,629	7,275	2,108	9,383	25,102

Total TDRs	$20,394	$21,045	$3,013	$24,058	$44,452

The Corporation’s TDRs in the commercial loan portfolio generally consist of loans where the Corporation has allowed borrowers to temporarily defer scheduled principal payments and make interest only payments for a short period of time (generally six months to one year) at the stated interest rate of the original loan agreement or lower payments due to a modification of the loan’s contractual terms. The Corporation does not expect to incur a loss on these loans based on its assessment of the borrowers’ expected cash flows, and accordingly, no additional provision for loan losses has been recognized related to these loans. These TDRs are individually evaluated for impairment and transferred to nonaccrual status if conditions change and it is probable that any remaining principal and interest payments due on the loans will not be collected in accordance with the modified contractual terms of the loans. Once the borrowers under these TDRs have made at least six consecutive months of principal and interest payments under a formal modification agreement that follows the temporary deferral period, the loans are classified by the Corporation as performing TDRs. The outstanding balance of nonperforming TDRs in the commercial loan portfolio was $11.7 million, $11.3 million and $14.7 million at June 30, 2012, March 31, 2012 and December 31, 2011, respectively. At June 30, 2012, March 31, 2012 and December 31, 2011, the Corporation had $12.1 million, $8.5 million and $4.8 million, respectively, of performing TDRs in the commercial loan portfolio due to the borrowers’ sustained repayment histories.

A summary of changes in the Corporation’s TDRs in the commercial loan portfolio for the three and six months ended June 30, 2012 follows:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
	(In thousands)

Balance at beginning of period	$8,521	$11,258	$19,779	$4,765	$14,675	$19,440
Additions for modifications	—	4,273	4,273	—	8,702	8,702
Transfers to performing TDR status	4,272	(4,272)	—	7,755	(7,755)	—
Transfers to nonperforming TDR status	(598)	598	—	(910)	910	—
Principal payments and pay-offs	(36)	(97)	(133)	(114)	(225)	(339)
Transfers from (to) nonaccrual status	(77)	(69)	(146)	586	(4,616)	(4,030)

Balance at end of period	$12,082	$11,691	$23,773	$12,082	$11,691	$23,773

The Corporation’s TDRs in the consumer loan portfolio generally consist of loans where the Corporation has reduced a borrower’s monthly payments by decreasing the interest rate charged on the loan to 3%-5% for a specified period of time (generally 24 months). These loans are moved to nonaccrual status if the loan becomes 90 days past due as to principal or interest, or sooner if conditions warrant. Once the borrowers under these TDRs have made at least six consecutive months of principal and interest payments, they are classified as performing TDRs. The outstanding balance of nonperforming TDRs in the consumer loan portfolio was $4.1 million, $5.5 million and $9.4 million at June 30, 2012, March 31, 2012 and December 31, 2011, respectively. At June 30, 2012, March 31, 2012 and December 31, 2011, the Corporation had $14.3 million, $18.7 million and $15.6 million, respectively, of performing TDRs in the consumer loan portfolio due to the borrowers’ sustained repayment histories. The reduction in performing TDRs in the consumer portfolio during the second quarter of 2012 was primarily attributable to TDRs that had reached the end of their initial modification term being refinanced at a market rate of interest, and thus no longer deemed a TDR by the Corporation, as a result of the historic low levels of long-term mortgage rates. The Corporation recognized $0.1 million and $0.2 million of additional provision for loan losses during the three and six months ended June 30, 2012, respectively, related to impairment on its TDRs (as a result of the temporary reduction in the borrowers’ interest rates) at the time the loans were modified based on the present value of expected future cash flows discounted at the loan’s original effective interest rate.

The Corporation’s cumulative redefault rate as of June 30, 2012 on its TDRs, which represents the percentage of TDRs that transferred to nonaccrual status since the Corporation began such modifications in 2009, was 20% for TDRs in the commercial loan portfolio and 16% for TDRs in the consumer loan portfolio.

Other Real Estate and Repossessed Assets

Other real estate and repossessed assets are components of nonperforming assets that include other real estate (ORE), comprised of residential and commercial real estate and land development properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and repossessed assets, comprised of other personal and commercial assets acquired by repossession. ORE totaled $23.0 million at June 30, 2012, a decrease of $2.5 million, or 9.8%, from $25.5 million at March 31, 2012 and a decrease of $1.9 million, or 7.6%, from $24.9 million at December 31, 2011. Repossessed assets totaled $0.5 million at both June 30, 2012 and March 31, 2012, compared to $0.6 million at December 31, 2011.

The following schedule provides the composition of ORE:

	June 30, 2012	March 31, 2012	December 31, 2011
	(In thousands)
Composition of ORE:
Vacant land	$6,954	$7,036	$7,565
Commercial properties	9,020	10,453	9,565
Residential real estate properties	6,432	6,598	6,171
Residential development properties	603	1,397	1,587

Total ORE	$23,009	$25,484	$24,888

The following schedule summarizes ORE activity during the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of period	$25,484	$26,355	$24,888	$27,510
Additions	2,304	3,443	5,950	6,085
Write-downs to fair value	(189)	(430)	(395)	(924)
Dispositions	(4,590)	(4,761)	(7,434)	(8,064)

Balance at end of period	$23,009	$24,607	$23,009	$24,607

The Corporation’s ORE is carried at the lower of cost or fair value less estimated cost to sell. The Corporation’s $23.0 million of ORE at June 30, 2012 included seven ORE properties with a carrying value of $0.5 million or more totaling $7.5 million. The historically large inventory of real estate properties for sale across the State of Michigan has resulted in an increase in the Corporation’s carrying time and cost of holding ORE. Consequently, the Corporation had $13.4 million in ORE at June 30, 2012 that had been held in excess of one year, of which $3.0 million had been held in excess of three years. Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and the Corporation had $14.1 million of nonperforming loans that were in the process of foreclosure at June 30, 2012, it is anticipated that the level of the Corporation’s ORE will remain at elevated levels.

All of the Corporation’s ORE properties have been written down to fair value through a charge-off against the allowance for loan losses at the time the loan was transferred to ORE or through a subsequent write-down, recorded as an operating expense, to recognize a further market value decline of the property after the initial transfer date. In addition, ORE properties acquired in the acquisition of OAK were recorded at fair value at the date of acquisition. Accordingly, at June 30, 2012, the carrying value of ORE of $23.0 million was reflective of $36.2 million in charge-offs, write-downs or fair value adjustments, and represented 39% of the contractual loan balance remaining at the time the property was transferred to ORE.

During the six months ended June 30, 2012, the Corporation sold 102 ORE properties for net proceeds of $8.3 million. On an average basis, the net proceeds from these sales represented 121% of the carrying value of the property at the time of sale, although the net proceeds represented 50% of the remaining loan balance at the time the Corporation received title to the properties.

Nonperforming assets at June 30, 2012, March 31, 2012 and December 31, 2011 did not include acquired loans totaling $13.6 million, $15.5 million and $17.4 million, respectively, which were not performing in accordance with the loan’s original contractual terms, due to a market interest yield being recognized on these loans into interest income. The risk of credit loss on these loans was recognized as part of the fair value adjustment recorded at the acquisition date. Acquired loans not performing in accordance with the loans’ original contractual terms are included in the Corporation’s impaired loan schedule in Note 4 to the consolidated financial statements.

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

Impaired loans totaled $130.2 million at June 30, 2012, a decrease of $8.4 million, or 6.1%, compared to $138.6 million at March 31, 2012 and a decrease of $10.0 million, or 7.1%, compared to $140.2 million at December 31, 2011. A summary of impaired loans at June 30, 2012, March 31, 2012 and December 31, 2011 follows:

	June 30, 2012	March 31, 2012	December 31, 2011
	(In thousands)
Originated impaired loans:
Commercial loan portfolio:
Nonaccrual loans	$57,849	$62,122	$61,354
Nonperforming TDRs	11,691	11,258	14,675
Performing TDRs	12,082	8,521	4,765

Subtotal	81,622	81,901	80,794

Consumer loan portfolio:
Nonaccrual loans	16,607	17,031	17,040
Nonperforming TDRs	4,098	5,491	9,383
Performing TDRs	14,301	18,656	15,629

Subtotal	35,006	41,178	42,052

Total originated impaired loans	116,628	123,079	122,846
Acquired loans not performing in accordance with original contractual terms	13,555	15,495	17,375

Total impaired loans	$130,183	$138,574	$140,221

After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, it was determined that impaired nonaccrual loans of the commercial loan portfolio totaling $23.3 million at June 30, 2012 required a specific allocation of the allowance for loan losses (valuation allowance), compared to $30.9 million at March 31, 2012 and $27.3 million at December 31, 2011. The Corporation’s nonperforming and performing TDRs in the commercial loan portfolio did not require a valuation allowance as the Corporation expects to collect the full principal and interest owed on each of the loans in accordance with their modified terms.

The following schedule summarizes impaired loans in the commercial loan portfolio and the related valuation allowance at June 30, 2012, March 31, 2012 and December 31, 2011 and partial loan charge-offs (confirmed losses) taken on these impaired loans:

	Amount	Valuation Allowance	Confirmed Losses	Cumulative Inherent Loss Percentage
	(In thousands)
June 30, 2012
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$14,088	$4,176	$—	30%
With valuation allowance and charge-offs	10,758	3,285	2,711	45
With charge-offs and no valuation allowance	30,269	—	16,373	35
Without valuation allowance or charge-offs	26,507	—	—	—

Total	81,622	$7,461	$19,084	26%

Impaired acquired loans	13,555

Total impaired loans in the commercial loan portfolio	$95,177

March 31, 2012
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$18,689	$5,437	$—	29%
With valuation allowance and charge-offs	12,222	3,740	1,683	39
With charge-offs and no valuation allowance	27,291	—	18,168	40
Without valuation allowance or charge-offs	23,699	—	—	—

Total	81,901	$9,177	$19,851	29%

Impaired acquired loans	15,495

Total impaired loans in the commercial loan portfolio	$97,396

December 31, 2011
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$12,658	$3,717	$—	29%
With valuation allowance and charge-offs	14,656	4,865	2,640	43
With charge-offs and no valuation allowance	25,407	—	19,015	43
Without valuation allowance or charge-offs	28,073	—	—	—

Total	80,794	$8,582	$21,655	30%

Impaired acquired loans	17,375

Total impaired loans in the commercial loan portfolio	$98,169

The Corporation’s valuation allowance for impaired loans of the commercial loan portfolio was $7.5 million at June 30, 2012, a decrease of $1.7 million from $9.2 million at March 31, 2012 and a decrease of $1.1 million from $8.6 million at December 31, 2011. Confirmed losses represent partial loan charge-offs on impaired loans due primarily to the receipt of a recent third-party property appraisal indicating the value of the collateral securing the loan is below the loan balance and management believes full collection of the loan balance is not likely.

The Corporation generally does not recognize a valuation allowance for impaired loans in the consumer loan portfolio as these loans are comprised of smaller-balance homogeneous loans that are collectively evaluated for impairment. However, the Corporation had a valuation allowance attributable to TDRs in the consumer loan portfolio of $0.7 million at June 30, 2012, March 31, 2012 and December 31, 2011, related to the reduction in the present value of expected future cash flows for these loans discounted at their original effective interest rate.

Impaired loans included acquired loans totaling $13.6 million, $15.5 million and $17.4 million at June 30, 2012, March 31, 2012 and December 31, 2011, respectively, that were not performing in accordance with the original contractual terms of the loans. These individual loans did not require a valuation allowance as they were initially recorded at fair value, which included an estimate for credit losses, and are subsequently evaluated for further credit deterioration in loan pools. A portion of the allowance for loan losses totaling $2.2 million at both June 30, 2012 and March 31, 2012 and $1.6 million at December 31, 2011 was allocated to acquired loans due primarily to one of the fourteen acquired loan pools experiencing a decline in expected cash flows. There were no material changes in expected cash flows for the remaining acquired loan pools.

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

The allowance of the acquired loan portfolio was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair value at the date of acquisition, with the estimated fair value including a component for expected credit losses. Acquired loans are subsequently evaluated for further credit deterioration in loan pools, which consist of loans with similar credit risk characteristics. If an acquired loan pool experiences a decrease in expected cash flows, as compared to those expected at the acquisition date, a portion of the allowance is allocated to acquired loans. A portion of the allowance totaling $2.2 million at both June 30, 2012 and March 31, 2012 and $1.6 million at December 31, 2011 was allocated to acquired loans due primarily to one of the fourteen acquired loan pools experiencing a decline in expected cash flows. There were no material changes in expected cash flows for the remaining acquired loan pools.

Economic conditions in the Corporation’s markets, all within Michigan, were generally less favorable than those nationwide during 2011 and the first six months of 2012. The economy in Michigan has shown signs of improvement, although economic challenges remain and are expected to continue in 2012. Accordingly, management believes net loan losses, delinquencies and nonperforming loans will remain at elevated levels.

The following schedule summarizes information related to the Corporation’s allowance for originated loans:

	June 30, 2012	March 31, 2012	December 31, 2011
	(In thousands)
Allowance for loan losses – originated loans	$84,511	$85,585	$86,733
Nonperforming loans	92,811	98,548	106,269
Allowance for originated loans as a percent of:
Total originated loans	2.40%	2.54%	2.60%
Nonperforming loans	91%	87%	82%
Nonperforming loans, net of impaired originated loans for which the expected loss has been charged-off	135%	120%	107%

Deposits

Total deposits were $4.38 billion at June 30, 2012, an increase of $17 million, or 0.4%, from total deposits of $4.37 billion at December 31, 2011, and an increase of $133 million, or 3.1%, from total deposits of $4.25 billion at June 30, 2011. The increase in total deposits from year end 2011 was primarily attributable to an increase in noninterest bearing demand deposits that was partially offset by a decrease in certificate of deposit accounts. The increase in total deposits for the twelve-month period ended June 30, 2012 was primarily attributable to a $161 million, or 20%, increase in noninterest bearing demand deposits and an increase in savings deposits that were partially offset by a decline in certificate of deposit accounts and the Corporation paying off maturing brokered deposits. The Corporation has experienced a change in the mix of deposits over the twelve-month period ended June 30, 2012, with funds from maturing customer time deposit accounts being placed in noninterest bearing demand accounts as a result of the current low level of market interest rates. Noninterest bearing demand deposits were $974 million and comprised 22% of total deposits at June 30, 2012, compared to $876 million, or 20% of total deposits, at December 31, 2011 and $814 million, or 19% of total deposits, at June 30, 2011. At June 30, 2012, the Corporation had $83.9 million in remaining brokered deposits that were acquired in the OAK acquisition. The Corporation intends to continue to use its liquidity to pay off brokered deposits as they mature, with $35 million maturing during the remainder of 2012, $41 million maturing in 2013 and the remainder thereafter.

It is the Corporation’s strategy to develop customer relationships that will drive core deposit growth and stability. The Corporation’s competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation’s markets during 2011 and the first six months of 2012, the Corporation’s efforts to expand its deposit relationships with existing customers, the Corporation’s financial strength and a general trend in customers holding more liquid assets have resulted in the Corporation continuing to experience increases in customer deposits. Total deposits increased $159 million, excluding the reduction in maturing brokered deposits, during the twelve months ended June 30, 2012, while during the same time frame, the Corporation experienced a decrease in the average cost of its deposits.

At June 30, 2012, the Corporation’s time deposits, which consist of certificates of deposit, totaled $1.45 billion, of which $585 million have stated maturities during the remainder of 2012. The Corporation expects the majority of these maturing time deposits to be renewed by customers. The following schedule summarizes the quarterly maturities for the remainder of 2012 and annual maturities for 2013 and 2014 of the Corporation’s time deposits:

	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Maturity schedule:
2012 maturities:
July 1 – September 30, 2012	$369,876	0.84%
October 1 – December 31, 2012	215,443	1.15

Total 2012 maturities	585,319	0.96

2013	472,604	1.37
2014	167,853	2.18
2015 and beyond	224,689	2.24

Total time deposits	$1,450,465	1.43%

Borrowed Funds

Borrowed funds include short-term borrowings and Federal Home Loan Bank (FHLB) advances. Short-term borrowings were $299.7 million, $303.8 million and $276.6 million at June 30, 2012, December 31, 2011 and June 30, 2011, respectively, and were comprised solely of securities sold under agreements to repurchase with customers. Securities sold under agreements to repurchase represent funds deposited by customers that are secured by investment securities that are owned by Chemical Bank, as these deposits are not covered by FDIC insurance. These funds have been a stable source of liquidity for Chemical Bank, much like its core deposit base. As part of the Corporation’s focus on relationship banking, it generally accepts these deposits from customers that have an established banking relationship with Chemical Bank. The Corporation’s securities sold under agreements to repurchase do not qualify as sales for accounting purposes.

FHLB advances are borrowings from the Federal Home Loan Bank of Indianapolis that are secured by both a blanket security agreement of real estate residential first lien loans with an aggregate book value equal to at least 155% of the advances and FHLB capital stock owned by Chemical Bank. FHLB advances totaled $38.2 million at June 30, 2012, compared to $43.1 million at December 31, 2011 and $71.9 million at June 30, 2011. At June 30, 2012, the carrying value of real estate residential first lien loans eligible for collateral under the blanket security agreement was $814 million.

The scheduled maturities of FHLB advances outstanding at June 30, 2012 were as follows: 2012 — $3.9 million; 2013 — $28.1 million; 2014 — $5.7 million; 2015 — $0.5 million.

At June 30, 2012, the Corporation’s additional borrowing availability through the FHLB, based on the amount of FHLB stock owned by the Corporation and subject to the FHLB’s credit requirements and policies, was $303 million. At June 30, 2012, the Corporation had agreements in place to obtain up to $30 million in additional liquidity through borrowings from the Federal Reserve Bank’s discount window at the Corporation’s discretion.

Credit-Related Commitments

The Corporation has credit-related commitments that may impact its liquidity. The following schedule summarizes the Corporation’s credit-related commitments and expected expiration dates by period as of June 30, 2012. Because many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit	$461,356	$131,200	$63,074	$58,683	$714,313
Loan commitments	222,415	—	—	—	222,415
Standby letters of credit	26,660	13,314	3,789	225	43,988

Total credit-related commitments	$710,431	$144,514	$66,863	$58,908	$980,716

Capital

Total shareholders’ equity was $589.0 million at June 30, 2012, compared to $571.7 million at December 31, 2011 and $570.6 million at June 30, 2011. Total shareholders’ equity as a percentage of total assets was 11.0% at June 30, 2012, compared to 10.7% at December 31, 2011 and 11.0% at June 30, 2011. The Corporation’s tangible equity, which is defined as total shareholders’ equity less goodwill and other acquired intangible assets, totaled $472.2 million, $454.2 million and $451.9 million at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. The Corporation’s tangible equity to assets ratio was 9.0% at June 30, 2012, compared to 8.7% at December 31, 2011 and 8.9% at June 30, 2011.

The Corporation and Chemical Bank continue to maintain strong capital positions, which significantly exceeded the minimum levels prescribed by the Federal Reserve at June 30, 2012, as shown in the following schedule:

	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Actual Capital Ratios:
Chemical Financial Corporation	9.4%	12.3%	13.6%
Chemical Bank	9.3	12.2	13.4
Minimum required for capital adequacy purposes	4.0	4.0	8.0
Minimum required for “well-capitalized” capital adequacy purposes	5.0	6.0	10.0

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

Net interest income (FTE) was $47.7 million in the second quarter of 2012, compared to $47.5 million in the first quarter of 2012 and $46.5 million in the second quarter of 2011. The presentation of net interest income on an FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $1.2 million for the three months ended June 30, 2012, compared to $1.3 million for both of the three month periods ended March 31, 2012 and June 30, 2011. These adjustments were computed using a 35% federal income tax rate.

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

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 3.25% at the end of 2008 and has remained at this historically low rate through June 30, 2012. The prime interest rate has historically been 300 basis points higher than the federal funds rate. The Federal Reserve’s Open Market Committee (FOMC) has indicated that it will potentially keep the federal funds rate between zero and 0.25% through the end of 2014, and therefore, the prime interest rate is expected to remain at or near its current historical low level of 3.25% during 2012. The majority of the Corporation’s variable interest rate loans in the commercial loan portfolio are tied to the prime rate.

Net interest income (FTE) of $47.7 million in the second quarter of 2012 was $0.2 million higher than net interest income (FTE) of $47.5 million in the first quarter of 2012, with the increase attributable to a semi-annual dividend from the Corporation’s investment in Federal Reserve Bank (FRB) stock. The net interest margin in the second quarter of 2012 was 3.80%, compared to 3.76% in the first quarter of 2012. The average yield on interest-earning assets of 4.28% in the second quarter of 2012 remained unchanged from the first quarter of 2012. Although the average yield on interest-earning assets remained unchanged, a decrease in the average yield of the Corporation’s loan portfolio was offset by an increase in the average volume of loans outstanding during the second quarter of 2012, as compared to the first quarter of 2012, with the increase in loans being funded by excess cash that the Corporation had previously maintained at the FRB earning 25 basis points. The average cost of interest-bearing liabilities decreased 4 basis points to 0.63% in the second quarter of 2012, from 0.67% in the first quarter of 2012. The decreases in the yield on loans and the cost of interest-bearing liabilities were primarily attributable to the continued historical low interest rate environment and the repricing of loans and deposits to current market rates upon maturity or renewal.

Net interest income (FTE) of $47.7 million in the second quarter of 2012 was $1.2 million, or 2.5%, higher than net interest income (FTE) of $46.5 million in the second quarter of 2011, with the increase primarily attributable to an increase in average loans of $209 million, or 5.6%, between the two quarters that was partially offset by the net impact of interest-earning assets and interest-bearing liabilities repricing during the twelve months ended June 30, 2012. The average volume of interest-earning assets in the second quarter of 2012 increased $116 million, or 2.4%, compared to the second quarter of 2011, with the increase attributable to loan growth. Net interest margin was 3.80% in the second quarter of 2012, compared to 3.78% in the second quarter of 2011. The average yield on interest-earning assets decreased 17 basis points to 4.28% in the second quarter of 2012, from 4.45% in the second quarter of 2011.

The average cost of interest-bearing liabilities decreased 22 basis points to 0.63% in the second quarter of 2012, from 0.85% in the second quarter of 2011. The decreases in the yield on interest-earning assets and the cost of interest-bearing liabilities were attributable primarily to the continued historical low interest rate environment and the repricing of loans and deposits to current market rates upon maturity or renewal.

Net interest income (FTE) of $95.1 million for the six months ended June 30, 2012 was $2.0 million, or 2.2%, higher than net interest income (FTE) of $93.1 million for the six months ended June 30, 2011. The increase was primarily attributable to an increase of $182 million in the average volume of loans outstanding during the six months ended June 30, 2012, compared to the six months ended June 30, 2011.

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

The following schedules present the average daily balances of the Corporation’s major categories of assets and liabilities, interest income and expense on an FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the three months ended June 30, 2012, March 31, 2012 and June 30, 2011 and the six months ended June 30, 2012 and 2011.

Average Balances, Tax Equivalent Interest and Effective Yields and Rates* (Dollars in thousands)

	Three Months Ended
	June 30, 2012			March 31, 2012			June 30, 2011
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
Assets
Interest-Earning Assets:
Loans**	$3,921,546	$48,375	4.96%	$3,842,168	$48,737	5.10%	$3,712,538	$49,700	5.37%
Taxable investment securities	701,543	2,587	1.48	663,689	2,565	1.55	592,064	2,225	1.50
Tax-exempt investment securities	185,113	2,232	4.82	182,543	2,261	4.95	168,085	2,116	5.04
Other interest-earning assets	25,572	380	5.98	25,572	130	2.05	26,755	368	5.52
Interest-bearing deposits with unaffiliated banks and others	210,855	141	0.27	347,910	228	0.26	429,148	281	0.26

Total interest-earning assets	5,044,629	53,715	4.28	5,061,882	53,921	4.28	4,928,590	54,690	4.45
Less: Allowance for loan losses	88,702			88,595			91,497
Other Assets:
Cash and cash due from banks	107,988			112,357			108,993
Premises and equipment	66,763			66,261			65,159
Interest receivable and other assets	229,920			244,515			243,999

Total Assets	$5,360,598			$5,396,420			$5,255,244

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$833,763	$246	0.12%	$880,665	$272	0.12%	$790,197	$362	0.18%
Savings deposits	1,163,412	389	0.13	1,162,328	394	0.14	1,148,380	663	0.23
Time deposits	1,461,694	5,024	1.38	1,497,913	5,436	1.46	1,563,892	6,526	1.67
Short-term borrowings	318,104	108	0.14	320,476	104	0.13	282,806	151	0.21
FHLB advances	40,780	254	2.51	42,604	263	2.48	72,403	443	2.45

Total interest-bearing liabilities	3,817,753	6,021	0.63	3,903,986	6,469	0.67	3,857,678	8,145	0.85

Noninterest-bearing deposits	924,759			875,367			797,259

Total deposits and borrowed funds	4,742,512			4,779,353			4,654,937
Interest payable and other liabilities	35,213			42,806			34,807
Shareholders’ equity	582,873			574,261			565,500

Total Liabilities and Shareholders’ Equity	$5,360,598			$5,396,420			$5,255,244

Net Interest Spread (Average yield earned minus average rate paid)			3.65%			3.61%			3.60%

Net Interest Income (FTE)		$47,694			$47,452			$46,545

Net Interest Margin (Net Interest Income (FTE) divided by total average interest- earning assets)			3.80%			3.76%			3.78%

*	Taxable equivalent basis using a federal income tax rate of 35%.
**	Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

Average Balances, Tax Equivalent Interest and Effective Yields and Rates* (Dollars in thousands)

	Six Months Ended
	June 30, 2012			June 30, 2011
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
Assets
Interest-Earning Assets:
Loans**	$3,881,857	$97,112	5.02%	$3,699,978	$99,679	5.42%
Taxable investment securities	682,616	5,152	1.51	583,334	4,549	1.56
Tax-exempt investment securities	183,828	4,493	4.89	169,158	4,362	5.16
Other interest-earning assets	25,572	510	4.01	26,943	491	3.67
Interest-bearing deposits with unaffiliated banks and others	279,382	369	0.27	466,478	590	0.26

Total interest-earning assets	5,053,255	107,636	4.28	4,945,891	109,671	4.46
Less: Allowance for loan losses	88,648			91,940
Other Assets:
Cash and cash due from banks	110,172			110,597
Premises and equipment	66,512			65,346
Interest receivable and other assets	237,218			245,454

Total Assets	$5,378,509			$5,275,348

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$857,215	$518	0.12%	$825,385	$780	0.19%
Savings deposits	1,162,869	783	0.14	1,147,954	1,348	0.24
Time deposits	1,479,804	10,460	1.42	1,576,700	13,301	1.70
Short-term borrowings	319,290	212	0.13	276,816	301	0.22
FHLB advances	41,692	517	2.49	72,952	885	2.45

Total interest-bearing liabilities	3,860,870	12,490	0.65	3,899,807	16,615	0.86

Noninterest-bearing deposits	900,063			781,037

Total deposits and borrowed funds	4,760,933			4,680,844
Interest payable and other liabilities	39,009			31,410
Shareholders’ equity	578,567			563,094

Total Liabilities and Shareholders’ Equity	$5,378,509			$5,275,348

Net Interest Spread (Average yield earned minus average rate paid)			3.63%			3.60%

Net Interest Income (FTE)		$95,146			$93,056

Net Interest Margin (Net Interest Income (FTE) divided by total average interest- earning assets)			3.78%			3.78%

*	Taxable equivalent basis using a federal income tax rate of 35%.
**	Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

The following schedules allocate the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities, and changes in average interest rates earned and paid, for the three months ended June 30, 2012 compared to the three months ended March 31, 2012 and June 30, 2011 and for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Volume and Rate Variance Analysis* (In Thousands)

	Three Months Ended
	June 30, 2012 Compared to March 31, 2012			June 30, 2012 Compared to June 30, 2011
	Increase (Decrease) Due to Changes in		Combined	Increase (Decrease) Due to Changes in		Combined
	Average Volume**	Average Yield/Rate**	Increase/ (Decrease)	Average Volume**	Average Yield/Rate**	Increase/ (Decrease)
Changes in Interest Income on Interest-Earning Assets:
Loans	$1,001	$(1,363)	$(362)	$2,548	$(3,873)	$(1,325)
Taxable investment/other assets	143	129	272	377	(3)	374
Tax-exempt investment securities	32	(61)	(29)	211	(95)	116
Interest-bearing deposits with unaffiliated banks and others	(95)	8	(87)	(150)	10	(140)

Total change in interest income on interest-earning assets	1,081	(1,287)	(206)	2,986	(3,961)	(975)
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	(30)	4	(26)	4	(120)	(116)
Savings deposits	(6)	1	(5)	(5)	(269)	(274)
Time deposits	(133)	(279)	(412)	(403)	(1,099)	(1,502)
Short-term borrowings	(1)	5	4	15	(58)	(43)
FHLB advances	(12)	3	(9)	(200)	11	(189)

Total change in interest expense on interest-bearing liabilities	(182)	(266)	(448)	(589)	(1,535)	(2,124)

Total Change in Net Interest Income (FTE)	$1,263	$(1,021)	$242	$3,575	$(2,426)	$1,149

*	Taxable equivalent basis using a federal income tax rate of 35%.
**	The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Volume and Rate Variance Analysis* (In Thousands)

	Six Months Ended
	June 30, 2012 Compared to June 30, 2011
	Increase (Decrease) Due to Changes in		Combined
	Average Volume**	Average Yield/Rate**	Increase/ (Decrease)
Changes in Interest Income on Interest-Earning Assets:
Loans	$4,611	$(7,178)	$(2,567)
Taxable investment/other assets	729	(107)	622
Tax-exempt investment securities	370	(239)	131
Interest-bearing deposits with unaffiliated banks and others	(244)	23	(221)

Total change in interest income on interest-earning assets	5,466	(7,501)	(2,035)
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	10	(272)	(262)
Savings deposits	(4)	(561)	(565)
Time deposits	(754)	(2,087)	(2,841)
Short-term borrowings	43	(132)	(89)
FHLB advances	(383)	15	(368)

Total change in interest expense on interest-bearing liabilities	(1,088)	(3,037)	(4,125)

Total Change in Net Interest Income (FTE)	$6,554	$(4,464)	$2,090

*	Taxable equivalent basis using a federal income tax rate of 35%.
**	The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses (provision) is an increase to the allowance, as determined by management, to provide for probable losses inherent in the originated loan portfolio and for impairment of pools of acquired loans that results from the Corporation experiencing a decrease in cash flows of acquired loans during each reporting period.

The provision was $4.0 million in the second quarter of 2012, compared to $5.0 million in the first quarter of 2012 and $7.0 million in the second quarter of 2011. The Corporation did not recognize a provision related to the acquired portfolio during the second quarter of 2012 as there were no significant changes in expected cash flows during the quarter. The Corporation recognized a provision of $0.6 million related to the acquired loan portfolio during the first quarter of 2012 that was primarily attributable to one of the fourteen acquired loan pools experiencing a decline in expected cash flows.

The Corporation experienced net loan charge-offs of $5.1 million in the second quarter of 2012, compared to $5.5 million in the first quarter of 2012 and $6.9 million in the second quarter of 2011. Net loan charge-offs as a percentage of average loans (annualized) were 0.52% in the second quarter of 2012, compared to 0.58% in the first quarter of 2012 and 0.75% in the second quarter of 2011. Net loan charge-offs of loans in the commercial loan portfolio totaled $2.8 million in the second quarter of 2012, compared to $2.7 million in the first quarter of 2012 and $4.3 million in the second quarter of 2011, and represented 54% of total net loan charge-offs during the second quarter of 2012, compared to 50% during the first quarter of 2012 and 63% during the second quarter of 2011. The commercial loan portfolio’s net loan charge-offs in the first six months of 2012 were not concentrated in any one industry or borrower. Net loan charge-offs of loans in the consumer loan portfolio totaled $2.3 million in the second quarter of 2012, compared to $2.8 million in the first quarter of 2012 and $2.6 million in the second quarter of 2011.

The Corporation’s provision of $4.0 million in the second quarter of 2012 was $1.1 million lower than net loan charge-offs for the quarter, and was $1.0 million lower than the provision in the first quarter of 2012 of $5.0 million. The level of the provision in the second quarter of 2012 was reflective of continued improvement in the credit quality of the loan portfolio that included decreases in nonperforming loans and net charge-offs and no significant changes in risk grade categories of the commercial loan portfolio. It is management’s belief that the overall credit quality of the Corporation’s loan portfolio during the six months ended June 30, 2012 was positively impacted by an improvement in the economic environment in the State of Michigan, with the state unemployment rate at 8.6% at June 30, 2012, compared to 8.5% at March 31, 2012 and 10.5% at June 30, 2011.

The Corporation’s provision and net loan charge-offs were $9.0 million and $10.6 million, respectively, for the six months ended June 30, 2012, compared to $14.5 million and $14.3 million, respectively, for the six months ended June 30, 2011. The reduction in the Corporation’s provision for the first six months of 2012, as compared to the first six months of 2011, was due to improvement in the credit quality of the Corporation’s loan portfolio, including decreases in both net loan charge-offs and nonperforming loans.

Noninterest Income

The following summarizes the major components of noninterest income:

	Three Months Ended			Six Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(In thousands)
Service charges and fees on deposit accounts	$5,013	$4,505	$4,628	$9,518	$8,724
Wealth management revenue	3,169	2,921	3,026	6,090	5,792
Electronic banking fees	1,740	1,781	1,568	3,521	3,286
Gain on sale of merchant card services	—	1,280	—	1,280	—
Mortgage banking revenue	1,417	1,185	499	2,602	1,563
Other fees for customer services	801	533	772	1,334	1,430
Insurance commissions	481	375	388	856	670
Other	661	69	21	730	209

Total noninterest income	$13,282	$12,649	$10,902	$25,931	$21,674

Noninterest income was $13.3 million in the second quarter of 2012, compared to $12.6 million in the first quarter of 2012 and $10.9 million in the second quarter of 2011. Noninterest income in the second quarter of 2012 included nonrecurring income of $0.6 million from the partial insurance recovery of a 2008 branch cash loss, while noninterest income in the first quarter of 2012 included nonrecurring income of $1.3 million attributable to a gain from the sale of the Corporation’s merchant card servicing business. Excluding this nonrecurring income, noninterest income in the second quarter of 2012 was $1.4 million, or 12%, higher than the first quarter of 2012 and $1.8 million, or 16%, higher than the second quarter of 2011. The $1.4 million increase in noninterest income over the first quarter of 2012 was primarily attributable to increases in service charges and fees on deposit accounts, wealth management revenue, mortgage banking revenue and other fees for customer services. The $1.8 million increase in noninterest income over the second quarter of 2011 was primarily attributable to increases in mortgage banking revenue and service charges and fees on deposit accounts.

Service charges and fees on deposit accounts are comprised of overdraft/non-sufficient funds fees, checking account fees and other deposit account charges. Service charges and fees on deposit accounts were $5.0 million in the second quarter of 2012, an increase of $0.5 million, or 11.3%, over the first quarter of 2012 and an increase of $0.4 million, or 8.3%, over the second quarter of 2011, with the increases due primarily to an increase in business checking account fees. During the second quarter of 2012, the Corporation increased certain service fees it charges for business checking accounts, the first such increase in fourteen years. Overdraft/non-sufficient funds fees included in service charges and fees on deposit accounts were $3.9 million in the second quarter of 2012, compared to $3.7 million in both the first quarter of 2012 and second quarter of 2011.

Wealth management revenue is comprised of investment and other custodial account fees that are largely based on the market value of assets within a trust account, in addition to fees from the sale of investment products through the Chemical Financial Advisors program. Wealth management revenue was $3.2 million in the second quarter of 2012, an increase of $0.3 million, or 8.5%, over the first quarter of 2012, and an increase of $0.2 million, or 4.7%, over the second quarter of 2011. The increase in the second quarter of 2012, as compared to the first quarter of 2012, was due primarily to an increase in other custodial account fees, while the increase over the second quarter of 2011 was due primarily to an increase in equity market performance. Fees from the sale of investment products totaled $0.8 million in both the second quarter of 2012 and the first quarter of 2012, compared to $0.7 million in the second quarter of 2011.

Mortgage banking revenue (MBR) includes revenue from originating, selling and servicing real estate residential loans for the secondary market. MBR was $1.4 million in the second quarter of 2012, an increase of $0.2 million, or 19.6%, over the first quarter of 2012, and an increase of $0.9 million, or 184%, over the second quarter of 2011, with the increases due primarily to an increase in the volume of loans sold. The Corporation sold $87 million of real estate residential loans in the secondary market in the second quarter of 2012, compared to $71 million in the first quarter of 2012 and $31 million in the second quarter of 2011.

Noninterest income was $25.9 million for the six months ended June 30, 2012, compared to $21.7 million for the six months ended June 30, 2011. Noninterest income in the first six months of 2012 included nonrecurring income of $1.9 million, including $1.3 million from the sale of the Corporation’s merchant card servicing business and $0.6 million from the partial insurance recovery, as previously discussed. Excluding nonrecurring income, noninterest income for the six months ended June 30, 2012 was $2.4 million, or 11%, higher than the six months ended June 30, 2011, with the increase primarily due to a $0.8 million, or 9.1%, increase in service charges and fees on deposit accounts and a $1.0 million, or 66%, increase in MBR.

Operating Expenses

The following summarizes the major categories of operating expenses:

	Three Months Ended			Six Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(In thousands)
Salaries and wages	$16,748	$16,448	$14,970	$33,196	$29,919
Employee benefits	3,791	4,121	3,098	7,912	6,474
Occupancy	2,973	3,154	3,099	6,127	6,437
Equipment and software	3,127	3,118	3,110	6,245	5,832
Outside processing / service fees	1,495	1,329	1,640	2,824	3,308
FDIC insurance premiums	1,051	1,110	1,219	2,161	2,988
Professional fees	1,204	953	1,290	2,157	2,549
Postage and courier	792	824	830	1,616	1,652
Loan collection costs	625	688	871	1,313	1,999
Other real estate expenses	47	679	559	726	1,523
Advertising and marketing	674	522	674	1,196	1,188
Donations	342	469	279	811	621
Telephone	425	410	308	835	749
Intangible asset amortization	368	367	479	735	990
Supplies	347	344	445	691	851
Other	1,528	1,759	542	3,287	1,722

Total Operating Expenses	$35,537	$36,295	$33,413	$71,832	$68,802

Operating expenses were $35.5 million in the second quarter of 2012, compared to $36.3 million in the first quarter of 2012 and $33.4 million in the second quarter of 2011. Operating expenses in the second quarter of 2012 included $0.5 million of acquisition-related expenses applicable to the pending acquisition of branches from Independent Bank, while operating expenses in the second quarter of 2011 included a reversal of a $1.2 million state tax accrual as a result of the elimination of a state tax contingent liability. Excluding the acquisition-related expenses and the reversal of the state tax accrual, operating expenses in the second quarter of 2012 were $1.3 million, or 3.5%, lower than the first quarter of 2012, but were $0.4 million, or 1.2%, higher than the second quarter of 2011. The $1.3 million decrease in operating expenses from the first quarter of 2012 was attributable to reductions in other real estate expenses and employee benefits and occupancy expenses that were partially offset by higher salaries and wages. The $0.4 million increase in operating expenses over the second quarter of 2011 was attributable to higher compensation costs that were partially offset by lower credit-related operating expenses, consulting expenses and outside process/service fee expenses.

Salaries and wages of $16.7 million in the second quarter of 2012 increased $0.3 million, or 1.8%, compared to $16.4 million in the first quarter of 2012, with the increase primarily attributable to performance based incentives. Salaries and wages increased $1.8 million, or 12%, over the second quarter of 2011 due primarily to new positions, merit increases, market-based salary adjustments that took effect at the beginning of 2012 and performance based incentives.

Employee benefit costs of $3.8 million in the second quarter of 2012 decreased $0.3 million, or 8.0%, compared to $4.1 million in the first quarter of 2012, with the decrease primarily attributable to lower payroll taxes, which are generally highest in the first quarter of the year. Employee benefit costs increased $0.7 million, or 22%, from the second quarter of 2011 due primarily to higher group health insurance and pension costs.

Occupancy expenses of $3.0 million in the second quarter of 2012 decreased $0.2 million, or 5.7%, from the first quarter of 2012 and $0.1 million, or 4.1%, from the second quarter of 2011, with the decreases primarily attributable to lower maintenance and utility costs.

Net credit-related costs, comprised of loan collection costs and other real estate (ORE) expenses of $0.7 million in the second quarter of 2012 decreased $0.7 million, or 51%, from the first quarter of 2012, with the decrease attributable to lower ORE operating costs and less expense applicable to total ORE writedowns and net realized gains/losses on ORE sales. During the second quarter of 2012, the Corporation recognized $0.3 million less expense applicable to ORE operating costs and $0.3 million less expense applicable to total ORE writedowns and net realized gains/losses on ORE sales, compared to the first quarter of 2012. Net credit-related costs decreased $0.8 million, or 53%, from the second quarter of 2011, with the decrease attributable to $0.6 million less expense applicable to ORE writedowns and net realized gains/losses on ORE sales and $0.2 million lower loan collection costs resulting from the Corporation’s cost containment measures.

Other operating expenses of $1.5 million in the second quarter of 2012 decreased $0.3 million, or 13%, from the first quarter of 2012, with the decrease primarily attributable to the reversal of an expense accrual during the second quarter of 2012 resulting from the successful completion of a state tax audit. Other operating expenses in the second quarter of 2011 included the $1.2 million reversal of a state tax accrual. Excluding the reversal of this state tax accrual, other operating expenses in the second quarter of 2012 decreased $0.2 million, or 12%, from the second quarter of 2011.

Total operating expenses were $71.8 million during the six months ended June 30, 2012, compared to $68.8 million during the six months ended June 30, 2011. The first six months of 2012 included $0.5 million of acquisition-related expenses, while the first six months of 2011 included the reversal of a $1.2 million state tax accrual. Excluding these nonrecurring items, total operating expenses during the six months ended June 30, 2012 were $1.3 million, or 1.9%, higher than the six months ended June 30, 2011, with the increase primarily due to a $4.7 million, or 13%, increase in employee compensation costs resulting from new positions, merit increases and market-based salary adjustments, that was partially offset by a $1.5 million, or 42%, reduction in net credit-related costs, a $0.8 million, or 28%, reduction in FDIC insurance premiums and a $1.1 million, or 4.0%, reduction in other operating expenses.

Income Tax Expense

The Corporation’s effective federal income tax rate was 31.3% for the three months ended June 30, 2012, compared to 29.5% and 30.1% for the three months ended March 31, 2012 and June 30, 2011, respectively. The Corporation’s effective federal income tax rate was 30.5% and 30.0% for the six months ended June 30, 2012 and 2011, respectively. The difference between the federal statutory income tax rate and the Corporation’s effective federal income tax rate is primarily a function of the proportion of the Corporation’s interest income exempt from federal taxation and other nondeductible expenses relative to pre-tax net income and tax credits.

The Corporation records income tax expense for interim periods based on its best estimate of the effective income tax rate expected to be applicable for the full year. The Corporation recorded income tax expense for the three and six-month periods ended June 30, 2012 and 2011 using its best estimate of the effective income tax rate expected for the full year and applied that rate on a year-to-date basis.

Liquidity

Liquidity measures the ability of the Corporation to meet current and future cash flow needs in a timely manner. Liquidity risk is the adverse impact on net interest income if the Corporation was unable to meet its cash flow needs at a reasonable cost.

Liquidity is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The Corporation manages its funding needs by maintaining a level of liquid funds through its asset/liability management process. The Corporation’s largest sources of liquidity on a consolidated basis are the deposit base that comes from consumer, business and municipal customers within the Corporation’s local markets, principal payments on loans, maturing investment securities, cash held at the FRB, unpledged investment securities available-for-sale and federal funds sold. Excluding brokered deposits, total deposits increased $28 million and $159 million during the six and twelve months ended June 30, 2012, respectively. The Corporation’s loan-to-deposit ratio increased slightly to 90% at June 30, 2012 from 88% at December 31, 2011. At June 30, 2012, the Corporation had $120 million of cash deposits held at the FRB that were not invested in federal funds sold due to the low interest rate environment, compared to $256 million at December 31, 2011. In addition, at June 30, 2012, the Corporation had unpledged investment securities available-for-sale with an amortized cost of $147 million. The Corporation also has available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.

Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB that are generally secured by real estate residential first lien loans. The Corporation considers advances from the FHLB as its primary wholesale source of liquidity. FHLB advances decreased $5 million during the six months ended June 30, 2012 to $38 million at that date. The Corporation’s additional borrowing availability from the FHLB, based on its FHLB capital stock and subject to certain requirements, was $303 million at June 30, 2012. Chemical Bank can also borrow from the FRB’s discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At June 30, 2012, Chemical Bank maintained an unused borrowing capacity of $30 million with the FRB’s discount window based upon pledged collateral as of that date. It is management’s opinion that the Corporation’s borrowing capacity could be expanded, if deemed necessary, as Chemical Bank has additional borrowing capacity available at the FHLB that could be used if it increased its investment in FHLB capital stock, and Chemical Bank has a significant amount of additional assets that could be used as collateral at the FRB’s discount window.

The Corporation manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements. The Corporation’s primary source of liquidity is dividends from Chemical Bank.

Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. Such restrictions include, but are not limited to, capital adequacy levels and earnings limitations. Chemical Bank, as a member of the Federal Reserve, may not declare or pay a dividend if the total of all dividends declared in a calendar year exceeds the excess earnings (net income less dividends) during the current calendar year and the prior two calendar years unless the dividend has been approved by the Federal Reserve Board of Governors. At June 30, 2012, Chemical Bank’s excess earnings for the current and prior two calendar years totaled $10.3 million. During the six months ended June 30, 2012, Chemical Bank paid $11.0 million in cash dividends to the Corporation, and the Corporation paid cash dividends to shareholders of $11.0 million. During 2011, Chemical Bank paid $22.0 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $22.0 million. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to the Corporation’s shareholders. Over the long term, cash dividends to shareholders are dependent upon earnings, as well as capital requirements, regulatory restraints and other factors affecting Chemical Bank.

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

The Corporation’s interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast (base case). At June 30, 2012, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. Additionally, at June 30, 2012, the Corporation projected the change in net interest income of an immediate 400 basis point increase in market interest rates. The Corporation did not project a 400 basis point decrease in interest rates at June 30, 2012 as the likelihood of a decrease in interest rates beyond 200 basis points was considered unlikely given prevailing interest rate levels. These projections were based on the Corporation’s assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and real estate residential and consumer loans. The ALCO regularly monitors the Corporation’s forecasted net interest income sensitivity to ensure that it remains within established limits.

A summary of the Corporation’s interest rate sensitivity at June 30, 2012 follows:

	Gradual Change					Immediate Change
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400

Percent change in net interest income vs. constant rates	(3.6)%	(1.9)%	—	0.2%	(0.5)%	1.7%

At June 30, 2012, the Corporation’s model simulations projected that 100 and 400 basis point increases in interest rates, as previously discussed, would result in positive variances in net interest income of 0.2%, and 1.7%, respectively, while a 200 basis point increase would result in a negative variance in net interest income of 0.5%, relative to the base case over the next 12-month period. The Corporations model simulations at June 30, 2012 also projected that decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.9% and 3.6%, respectively, relative to the base case over the next 12-month period. The likelihood of a decrease in interest rates beyond 100 basis points at June 30, 2012 was considered to be unlikely given prevailing interest rate levels. At March 31, 2012, the Corporation’s model simulations projected that 100, 200 and 400 basis point increases in interest rates would result in positive variances in net interest income of 1.4%, 1.9% and 3.4%, respectively. The decline in the net interest income variances at June 30, 2012, as compared to March 31, 2012, was primarily attributable to variable rate interest earning assets, which consisted of cash held at the FRB, being replaced by fixed interest rate loans during the second quarter of 2012.

To reduce the risk of rising interest rates adversely impacting net interest income, the Corporation has positioned its balance sheet to be more asset sensitive by maintaining a higher level of variable rate instruments in its investment securities and loan portfolios. Variable rate investment securities at June 30, 2012 of $336 million comprised 38% of total investment securities at that date, compared to $308 million, or 36% of total investment securities, at December 31, 2011 and $344 million, or 43% of total investment securities, at June 30, 2011. Variable rate loans comprised 28% of the total loan portfolio at June 30, 2012 compared to 29% at December 31, 2011, and 28% at June 30, 2011. Approximately two-thirds of the Corporation’s variable interest rate loans were at an interest rate floor and are expected to remain at their floor until they mature or market interest rates rise more than 75 basis points. Therefore, future increases in market interest rates are not expected to have a significant immediate favorable impact on the Corporation’s net interest income at the time of such increases because of the levels of variable interest rate loans at interest rate floors and fixed interest rate loans in the Corporation’s loan portfolio. The FOMC has indicated that it will keep the federal funds rate at between zero and 0.25% through the end of 2014, and therefore, corresponding increases in other market interest rates that are generally tied to the federal funds rate, such as the prime interest rate, are not expected during the remainder of 2012 and throughout 2013.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based on and as of the time of that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is received, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. There was no change in the Corporation’s internal control over financial reporting that occurred during the six months ended June 30, 2012 that has materially affected, or that is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

CHEMICAL FINANCIAL CORPORATION

Date: August 3, 2012	By:	/s/ David B. Ramaker
David B. Ramaker
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 3, 2012	By:	/s/ Lori A. Gwizdala
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