Form 10-Q
period 2012-09-30
CHEMICAL FINANCIAL CORP
filed 2012-11-01
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s Common Stock, $1 par value, as of October 26, 2012, was 27,498,094 shares.

INDEX
Chemical Financial Corporation
Form 10-Q

Forward-Looking Statements
This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and Chemical Financial Corporation (Corporation). Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “judgment,” “plans,” “predicts,” “projects,” “should,” “trend,” “will,” "opinion," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to future levels of loan charge-offs, future levels of provisions for loan losses, real estate valuation, future levels of nonperforming assets, the rate of asset dispositions, future capital levels, future dividends, future growth and funding sources, future liquidity levels, future profitability levels, future deposit insurance premiums, the effects on earnings of future changes in interest rates, the future level of other revenue sources, future economic trends and conditions, future initiatives to expand the Corporation’s market share, expected cash flows from acquired loans, future effects of new or changed accounting standards and future opportunities for acquisitions. All statements referencing future time periods are forward-looking. Management’s determination of the provision and allowance for loan losses; the carrying value of acquired loans, goodwill and mortgage servicing rights; the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment); and management’s assumptions concerning pension and other postretirement benefit plans involve judgments that are inherently forward-looking. There can be no assurance that future loan losses will be limited to the amounts estimated. All of the information concerning interest rate sensitivity is forward-looking. The future effect of changes in the financial and credit markets and the national and regional economies on the banking industry, generally, and on the Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.
This report also contains forward-looking statements regarding the Corporation’s outlook or expectations with respect to the planned acquisition of branches from Independent Bank, the expected costs to be incurred in connection with the acquisition, the future performance of the branches to be acquired, the consequences of their integration into Chemical Bank, and the impact of the transaction on the Corporation’s future performance. Even though regulatory approval has been received, circumstances could arise which may delay or impede the completion of the transaction, although none are known at this time. The impact of the completion of the transaction on the Corporation’s financial statements will be affected by the timing of the transaction, including, in particular, the ability to complete the acquisition in the fourth quarter of 2012. The transaction may be more expensive to complete and the anticipated benefits, including anticipated strategic gains, may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety or at all as a result of unexpected factors or events.
Risk factors include, but are not limited to, the risk factors described in Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I. Financial Information

Item 1.    Financial Statements
Chemical Financial Corporation
Consolidated Statements of Financial Position

	September 30, 2012	December 31, 2011	September 30, 2011
	(Unaudited)		(Unaudited)
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$123,519	$121,294	$126,712
Interest-bearing deposits with unaffiliated banks and others	315,201	260,646	484,572
Total cash and cash equivalents	438,720	381,940	611,284
Investment securities:
Available-for-sale at fair value	646,578	667,276	610,493
Held-to-maturity (fair value - $223,185 at September 30, 2012, $183,769 at December 31, 2011 and $185,024 at September 30, 2011)	221,536	183,339	186,432
Total investment securities	868,114	850,615	796,925
Loans held-for-sale	15,075	18,818	15,212
Loans	4,019,159	3,831,285	3,760,426
Allowance for loan losses	(84,694)	(88,333)	(88,713)
Net loans	3,934,465	3,742,952	3,671,713
Premises and equipment (net of accumulated depreciation of $91,203 at September 30, 2012, $86,991 at December 31, 2011 and $86,563 at September 30, 2011)	67,796	65,997	64,998
Goodwill	113,414	113,414	113,414
Other intangible assets	10,243	11,472	11,849
Interest receivable and other assets	132,594	154,245	154,209
Total Assets	$5,580,421	$5,339,453	$5,439,604
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$952,126	$875,791	$891,363
Interest-bearing	3,646,746	3,491,066	3,589,223
Total deposits	4,598,872	4,366,857	4,480,586
Interest payable and other liabilities	34,738	54,024	33,700
Short-term borrowings	311,471	303,786	302,298
Federal Home Loan Bank (FHLB) advances	37,237	43,057	45,991
Total liabilities	4,982,318	4,767,724	4,862,575
Shareholders’ equity:
Preferred stock, no par value:
Authorized – 200,000 shares, none issued	—	—	—
Common stock, $1 par value per share:
Authorized - 45,000,000 shares; issued and outstanding - 27,498,094 at September 30, 2012, 27,456,907 at December 31, 2011 and 27,456,907 at September 30, 2011	27,498	27,457	27,457
Additional paid-in capital	432,627	431,277	430,462
Retained earnings	160,884	138,324	132,611
Accumulated other comprehensive loss	(22,906)	(25,329)	(13,501)
Total shareholders’ equity	598,103	571,729	577,029
Total Liabilities and Shareholders’ Equity	$5,580,421	$5,339,453	$5,439,604
See accompanying notes to consolidated financial statements (unaudited).
Chemical Financial Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$48,322	$49,770	$144,472	$148,382
Interest on investment securities:
Taxable	2,458	2,335	7,610	6,884
Tax-exempt	1,457	1,513	4,407	4,385
Dividends on nonmarketable equity securities	128	114	638	605
Interest on deposits with unaffiliated banks and others	136	266	505	856
Total interest income	52,501	53,998	157,632	161,112
Interest Expense
Interest on deposits	5,238	7,199	16,999	22,628
Interest on short-term borrowings	105	117	317	418
Interest on FHLB advances	248	413	765	1,298
Total interest expense	5,591	7,729	18,081	24,344
Net Interest Income	46,910	46,269	139,551	136,768
Provision for loan losses	4,500	6,400	13,500	20,900
Net interest income after provision for loan losses	42,410	39,869	126,051	115,868
Noninterest Income
Service charges and fees on deposit accounts	5,028	4,780	14,546	13,504
Wealth management revenue	2,745	2,638	8,835	8,430
Other charges and fees for customer services	2,778	2,581	8,489	7,967
Mortgage banking revenue	1,457	1,173	4,059	2,736
Gain on sale of merchant card services	—	—	1,280	—
Other	54	53	784	262
Total noninterest income	12,062	11,225	37,993	32,899
Operating Expenses
Salaries, wages and employee benefits	20,738	19,229	61,846	55,622
Occupancy	3,137	3,093	9,264	9,530
Equipment and software	3,406	3,162	9,651	8,994
Other	8,785	9,910	27,137	30,050
Total operating expenses	36,066	35,394	107,898	104,196
Income before income taxes	18,406	15,700	56,146	44,571
Federal income tax expense	5,300	4,075	16,800	12,725
Net Income	$13,106	$11,625	$39,346	$31,846
Net Income Per Common Share:
Basic	$0.48	$0.42	$1.43	$1.16
Diluted	0.48	0.42	1.43	1.16
Cash Dividends Declared Per Common Share	0.21	0.20	0.61	0.60
See accompanying notes to consolidated financial statements (unaudited).
Chemical Financial Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Net Income	$13,106	$11,625	$39,346	$31,846
Other Comprehensive Income (Loss), Net of Tax:
Net unrealized gains (losses) on investment securities available-for-sale, net of tax expense (benefit) of $491 and $(100) for the three months ended September 30, 2012 and 2011, respectively, and $746 and $139 for the nine months ended September 30, 2012 and 2011, respectively	911	(185)	1,385	259
Adjustment for pension and other postretirement benefits, net of tax expense of $187 and $63 for the three months ended September 30, 2012 and 2011, respectively, and $559 and $189 for the nine months ended September 30, 2012 and 2011, respectively	347	117	1,038	351
Total other comprehensive income (loss), net of tax	1,258	(68)	2,423	610
Comprehensive Income	$14,364	$11,557	$41,769	$32,456
See accompanying notes to consolidated financial statements (unaudited).
Chemical Financial Corporation
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share data)
Balances at January 1, 2011	$27,440	$429,511	$117,238	$(14,111)	$560,078
Comprehensive income			31,846	610	32,456
Cash dividends declared of $0.60 per share			(16,473)		(16,473)
Shares issued – directors’ stock plans	12	254			266
Share-based compensation	5	697			702
Balances at September 30, 2011	$27,457	$430,462	$132,611	$(13,501)	$577,029

Balances at January 1, 2012	$27,457	$431,277	$138,324	$(25,329)	$571,729
Comprehensive income			39,346	2,423	41,769
Cash dividends declared of $0.61 per share			(16,786)		(16,786)
Shares issued – stock options	1	10			11
Shares issued – directors’ stock plans	16	307			323
Shares issued – restricted stock performance units	24	(272)			(248)
Share-based compensation		1,305			1,305
Balances at September 30, 2012	$27,498	$432,627	$160,884	$(22,906)	$598,103
See accompanying notes to consolidated financial statements (unaudited).
Chemical Financial Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
Cash Flows From Operating Activities:
Net income	$39,346	$31,846
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	13,500	20,900
Gains on sales of loans	(6,439)	(3,373)
Proceeds from sales of loans	235,010	150,299
Loans originated for sale	(224,828)	(141,659)
Net gains on sales of other real estate and repossessed assets	(1,498)	(974)
Depreciation of premises and equipment	6,052	6,026
Amortization of intangible assets	2,935	2,700
Net amortization of premiums and discounts on investment securities	3,774	2,809
Share-based compensation expense	1,305	702
Contributions to defined benefit pension plan	(12,000)	—
Net decrease in interest receivable and other assets	12,690	6,227
Net decrease in interest payable and other liabilities	(5,673)	(3,371)
Net cash provided by operating activities	64,174	72,132
Cash Flows From Investing Activities:
Investment securities – available-for-sale:
Proceeds from maturities, calls and principal reductions	189,681	269,373
Purchases	(170,667)	(303,760)
Investment securities – held-to-maturity:
Proceeds from maturities, calls and principal reductions	43,578	43,854
Purchases	(81,734)	(64,793)
Proceeds from redemption of nonmarketable equity securities	—	1,561
Net increase in loans	(216,285)	(114,810)
Proceeds from sales of other real estate and repossessed assets	18,787	12,801
Purchases of premises and equipment and branch bank property, net	(7,851)	(5,288)
Net cash used in investing activities	(224,491)	(161,062)
Cash Flows From Financing Activities:
Net increase in interest- and noninterest-bearing demand deposits and savings accounts	333,771	204,092
Net decrease in time deposits	(101,756)	(55,271)
Net increase in short-term borrowings	7,685	59,595
Repayment of FHLB advances	(5,820)	(28,139)
Cash dividends paid	(16,786)	(16,473)
Proceeds from directors’ stock plans and exercise of stock options	251	245
Shares issued, net of shares withheld, for restricted stock performance units	(248)	—
Net cash provided by financing activities	217,097	164,049
Net increase in cash and cash equivalents	56,780	75,119
Cash and cash equivalents at beginning of period	381,940	536,165
Cash and Cash Equivalents at End of Period	$438,720	$611,284
Supplemental Disclosure of Cash Flow Information:
Interest paid	$18,625	$24,804
Loans transferred to other real estate and repossessed assets	11,272	14,329
Federal income taxes paid	5,339	2,952
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

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
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments believed necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
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
The past due status of a loan is based on the loan’s contractual terms. A loan is placed in nonaccrual status when principal or interest is past due 90 days or more (except for a loan that is secured by residential real estate, which is transferred at 120 days past due), unless the loan is both well-secured and in the process of collection, or earlier when, in the opinion of management, there is sufficient reason to doubt the collectibility of principal or interest. Interest previously accrued, but not collected, is reversed and charged against interest income at the time the loan is placed in nonaccrual status. Subsequent receipts of interest while a loan is in nonaccrual are recorded as a reduction of principal. Loans are returned to accrual status when principal and interest payments are brought current, payments have been received consistently for a period of time (generally six months) and collectibility is no longer in doubt.
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
Management’s evaluation of the adequacy of the allowance is based on a continuing review of the loan portfolio, actual loan loss experience, the underlying value of the collateral, risk characteristics of the loan portfolio, the level and composition of nonperforming loans, the financial condition of the borrowers, the balance of the loan portfolio, loan growth, economic conditions, employment levels in the Corporation’s local markets, and special factors affecting specific business sectors. The Corporation maintains formal policies and procedures to monitor and control credit risk. Management evaluates the allowance on a quarterly basis in an effort to ensure the level is appropriate to absorb probable losses inherent in the loan portfolio.
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
Acquired loans are aggregated into pools based upon common risk characteristics. An allowance may be recorded related to an acquired loan pool if it experiences a decrease in expected cash flows, as compared to those projected at the acquisition date. On a quarterly basis, the expected future cash flow of each pool is estimated based on various factors, including changes in property values of collateral dependent loans, default rates, loss severities and prepayment speeds. Decreases in estimates of expected cash flows within a pool generally result in a charge to the provision for loan losses and a corresponding increase in the allowance allocated to acquired loans for the particular pool. Increases in estimates of expected cash flows within a pool generally result in a reduction in the allowance allocated to acquired loans for the particular pool, if applicable, and then an adjustment to the accretable yield for the pool, which will increase amounts recognized in interest income in subsequent periods.
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
The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Corporation to record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At September 30, 2012, the Corporation elected the fair value option on all of its loans held-for-sale. The Corporation elected the fair value option for all residential mortgage loans held-for-sale originated on or after July 1, 2012. This election allows for a more effective offset of the changes in the fair value of loans held-for-sale and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. The Corporation had not elected the fair value option for any financial assets or liabilities at December 31, 2011 or September 30, 2011.
Share-Based Compensation
The Corporation grants stock options, stock awards, restricted stock performance units and time restricted stock units to certain executive and senior management employees. The Corporation accounts for share-based compensation expense using the modified-prospective transition method. Under that method, compensation expense is recognized for stock options based on the estimated grant date fair value as computed using the Black-Scholes option pricing model and the probability of issuance. The Corporation accounts for stock awards based on the closing stock price of the Corporation’s common stock on the date of the award. The fair value of stock options and stock awards is recognized as compensation expense on a straight-line basis over the requisite service period. The Corporation accounts for restricted stock performance units based on the closing stock price of the Corporation’s common stock on the date of grant, discounted by the present value of estimated future dividends to be declared over the requisite performance or service period. The fair value of restricted stock performance units is recognized as compensation expense over the expected requisite performance period, or requisite service period for awards with multiple performance and service conditions. The Corporation accounts for time restricted stock units based on the closing stock price of the Corporation’s common stock on the date of grant, as these awards accrue dividend equivalents equal to the amount of any cash dividend that would have been payable to a shareholder owning the number of shares of the Corporation’s common stock represented by the time restricted stock units. The fair value of the time restricted stock units is recognized as compensation expense over the requisite service period.
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
Uncertain income tax positions are evaluated to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50% likely to be realized. Reserves for contingent tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of audits or examinations. The Corporation had no contingent income tax liabilities recorded at September 30, 2012, December 31, 2011 or September 30, 2011. The tax periods open to examination by the Internal Revenue Service include the calendar years ended December 31, 2011, 2010 and 2009.
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
In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation’s common stock under a stock repurchase program. In November 2011, the board of directors of the Corporation reaffirmed the stock buy-back authorization with the qualification that the shares may only be repurchased if the share price is below the tangible book value per share of the Corporation’s common stock at the time of the repurchase. Since the January 2008 authorization, no shares have been repurchased. At September 30, 2012, there were 500,000 remaining shares available for repurchase under the Corporation’s stock repurchase programs.
Preferred Stock
On April 20, 2009, the shareholders of the Corporation authorized the board of directors of the Corporation to issue up to 200,000 shares of preferred stock in connection with either an acquisition by the Corporation of an entity that has shares of preferred stock issued and outstanding pursuant to any program established by the United States government or participation by the Corporation in any program established by the United States government. At September 30, 2012, no shares of preferred stock were issued and outstanding.
Legal Matters
The Corporation and Chemical Bank are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition or results of operations of the Corporation.

Note 2: Acquisitions
Pending Branch Acquisition
On May 23, 2012, Chemical Bank, the wholly-owned banking subsidiary of the Corporation, entered into a purchase and assumption agreement with Independent Bank, a wholly-owned banking subsidiary of Independent Bank Corporation, to acquire 21 branches located in the Northeastern and Battle Creek regions of Michigan. Under the terms of the agreement, Chemical Bank will assume approximately $420 million in customer deposits at a blended premium of approximately 2.93%, acquire approximately $50 million of loans at a discount of 1.75%, and recognize goodwill of approximately $7 million. The branch acquisition, which has received regulatory approval, is expected to close during the fourth quarter of 2012.
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
Upon acquisition, the OAK loan portfolio had contractually required principal and interest payments receivable of $683 million and $97 million, respectively, expected principal and interest cash flows of $636 million and $88 million, respectively, and a fair value of $627 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $56 million at the acquisition date, with $47 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $97 million at the acquisition date. The outstanding contractual principal balance and the carrying amount of the acquired loan portfolio were $440 million and $413 million, respectively, at September 30, 2012, compared to $530 million and $493 million, respectively, at December 31, 2011 and $534 million and $495 million, respectively, at September 30, 2011.
Activity for the accretable yield, which includes contractually due interest, of acquired loans follows:

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
Balance at beginning of period	$43,359	$72,863
Additions	—	—
Reductions	—	—
Accretion recognized in interest income	(18,481)	(24,549)
Reclassification from (to) nonaccretable difference	—	300
Balance at end of period	$24,878	$48,614

Note 3: Investment Securities
The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at September 30, 2012, December 31, 2011 and September 30, 2011:

	Investment Securities Available-for-Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
September 30, 2012
Government sponsored agencies	$101,576	$182	$266	$101,492
State and political subdivisions	49,707	2,538	7	52,238
Residential mortgage-backed securities	101,709	3,543	16	105,236
Collateralized mortgage obligations	297,960	1,392	274	299,078
Corporate bonds	82,219	509	622	82,106
Preferred stock	6,144	284	—	6,428
Total	$639,315	$8,448	$1,185	$646,578
December 31, 2011
Government sponsored agencies	$70,486	$240	$47	$70,679
State and political subdivisions	42,881	2,354	—	45,235
Residential mortgage-backed securities	117,198	3,883	301	120,780
Collateralized mortgage obligations	332,632	600	832	332,400
Corporate bonds	97,558	45	835	96,768
Preferred stock	1,389	46	21	1,414
Total	$662,144	$7,168	$2,036	$667,276
September 30, 2011
Government sponsored agencies	$74,381	$241	$61	$74,561
State and political subdivisions	43,647	1,817	—	45,464
Residential mortgage-backed securities	125,400	3,910	446	128,864
Collateralized mortgage obligations	295,347	1,029	444	295,932
Corporate bonds	64,828	35	679	64,184
Preferred stock	1,389	99	—	1,488
Total	$604,992	$7,131	$1,630	$610,493

	Investment Securities Held-to-Maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
September 30, 2012
State and political subdivisions	$211,036	$8,661	$1,712	$217,985
Trust preferred securities	10,500	—	5,300	5,200
Total	$221,536	$8,661	$7,012	$223,185
December 31, 2011
State and political subdivisions	$172,839	$6,807	$342	$179,304
Trust preferred securities	10,500	—	6,035	4,465
Total	$183,339	$6,807	$6,377	$183,769
September 30, 2011
State and political subdivisions	$175,932	$5,635	$1,008	$180,559
Trust preferred securities	10,500	—	6,035	4,465
Total	$186,432	$5,635	$7,043	$185,024
The majority of the Corporation’s residential mortgage-backed securities and collateralized mortgage obligations are backed by a U.S. government agency (Government National Mortgage Association) or a government sponsored enterprise (Federal Home Loan Mortgage Corporation or Federal National Mortgage Association).
At September 30, 2012, the Corporation held $10.5 million of trust preferred investment securities that were recorded as held-to-maturity, with $10.0 million of these securities representing a 100% interest in a trust preferred investment security of a non-public bank holding company in Michigan that has been assessed by the Corporation as financially strong. The remaining $0.5 million represents a 10% interest in another trust preferred investment security of a non-public bank holding company located in Michigan that was categorized as well-capitalized under regulatory guidelines.
At September 30, 2012, it was the Corporation’s opinion that the market for trust preferred investment securities was not active, and thus, in accordance with GAAP, when there is a significant decrease in the volume and activity for an asset or liability in relation to normal market activity, adjustments to transaction or quoted prices may be necessary or a change in valuation technique or multiple valuation techniques may be appropriate. The fair values of the trust preferred investment securities were based upon a calculation of discounted cash flows. The cash flows were discounted based upon both observable inputs and appropriate risk adjustments that market participants would make for nonperformance, illiquidity and issuer specifics. An independent third party provided the Corporation with observable inputs based on the existing market and insight into appropriate rate of return adjustments that market participants would require for the additional risk associated with a single issue investment security of this nature. Using a model that incorporated the average current yield of publicly traded performing trust preferred securities of large financial institutions with no known material financial difficulties at September 30, 2012, and adjusted for both illiquidity and the specific characteristics of the issuer, such as size, leverage position and location, the Corporation calculated an implied yield of 50% on its $10.0 million trust preferred investment security and 40% for its $0.5 million trust preferred investment security. Based upon these implied yields, the fair values of the trust preferred investment securities at September 30, 2012 were calculated by the Corporation at $5.0 million and $0.2 million, respectively, resulting in a combined unrealized loss of $5.3 million at that date. At September 30, 2012, the Corporation concluded that the $5.3 million of combined unrealized loss on the trust preferred investment securities was temporary in nature.

The following is a summary of the amortized cost and fair value of investment securities at September 30, 2012, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

	September 30, 2012
	Amortized Cost	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$171,593	$173,000
Due after one year through five years	326,357	328,800
Due after five years through ten years	66,831	69,093
Due after ten years	68,390	69,257
Preferred stock	6,144	6,428
Total	$639,315	$646,578
Investment Securities Held-to-Maturity:
Due in one year or less	$38,910	$41,225
Due after one year through five years	94,392	96,740
Due after five years through ten years	57,290	59,023
Due after ten years	30,944	26,197
Total	$221,536	$223,185
The following schedule summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized losses at September 30, 2012, December 31, 2011 and September 30, 2011, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
September 30, 2012
Government sponsored agencies	$39,729	$248	$8,808	$18	$48,537	$266
State and political subdivisions	69,841	1,711	1,533	8	71,374	1,719
Residential mortgage-backed securities	32	1	19,704	15	19,736	16
Collateralized mortgage obligations	12,036	45	47,066	229	59,102	274
Corporate bonds	19,469	531	24,900	91	44,369	622
Trust preferred securities	—	—	5,200	5,300	5,200	5,300
Total	$141,107	$2,536	$107,211	$5,661	$248,318	$8,197
December 31, 2011
Government sponsored agencies	$9,883	$36	$9,632	$11	$19,515	$47
State and political subdivisions	—	—	31,706	342	31,706	342
Residential mortgage-backed securities	27,367	152	19,018	149	46,385	301
Collateralized mortgage obligations	200,218	703	18,176	129	218,394	832
Corporate bonds	50,590	415	14,580	420	65,170	835
Trust preferred securities	—	—	4,465	6,035	4,465	6,035
Preferred stock	—	—	319	21	319	21
Total	$288,058	$1,306	$97,896	$7,107	$385,954	$8,413
September 30, 2011
Government sponsored agencies	$28,763	$59	$2,753	$2	$31,516	$61
State and political subdivisions	38,661	874	7,544	134	46,205	1,008
Residential mortgage-backed securities	29,560	343	19,206	103	48,766	446
Collateralized mortgage obligations	108,302	367	16,164	77	124,466	444
Corporate bonds	37,658	648	2,467	31	40,125	679
Trust preferred securities	—	—	4,465	6,035	4,465	6,035
Total	$242,944	$2,291	$52,599	$6,382	$295,543	$8,673

An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security, as of September 30, 2012, represented an other-than-temporary impairment (OTTI). Management believed that the unrealized losses on investment securities at September 30, 2012 were temporary in nature and due primarily to changes in interest rates, increased credit spreads and reduced market liquidity and not as a result of credit-related issues. Unrealized losses of $5.3 million in the trust preferred securities portfolio, related to trust preferred securities of two well-capitalized bank holding companies in Michigan, were attributable to illiquidity in certain financial markets. The Corporation performed an analysis of the creditworthiness of these issuers and concluded that, at September 30, 2012, the Corporation expected to recover the entire amortized cost basis of these investment securities.
At September 30, 2012, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, at September 30, 2012, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. However, there is no assurance that OTTI may not occur in the future.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

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
Land development — Secured development loans made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date. Land development loans at September 30, 2012 were primarily comprised of loans to develop residential properties.
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

Commercial, real estate commercial, real estate construction and land development loans are referred to as the Corporation’s commercial loan portfolio, while real estate residential, consumer installment and home equity loans are referred to as the Corporation’s consumer loan portfolio. A summary of loans follows:

	September 30, 2012	December 31, 2011	September 30, 2011
	(In thousands)
Commercial loan portfolio:
Commercial	$951,938	$895,150	$858,969
Real estate commercial	1,117,073	1,071,999	1,056,092
Real estate construction	56,071	73,355	72,851
Land development	34,811	44,821	46,978
Subtotal	2,159,893	2,085,325	2,034,890
Consumer loan portfolio:
Real estate residential	880,295	861,716	840,044
Consumer installment	538,412	484,058	526,573
Home equity	440,559	400,186	358,919
Subtotal	1,859,266	1,745,960	1,725,536
Total loans	$4,019,159	$3,831,285	$3,760,426

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

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
The Corporation has a commercial loan portfolio approval process involving underwriting and individual and group loan approval authorities to consider credit quality and loss exposure at loan origination. The loans in the Corporation’s commercial loan portfolio are risk rated at origination based on the grading system set forth below. The approval authority of relationship managers is established based on experience levels, with credit decisions greater than $1.0 million requiring group loan authority approval, except for four executive and senior officers who have varying limits exceeding $1.5 million and up to $3.5 million. With respect to the group loan authorities, the Corporation has a loan committee, consisting of certain executive and senior officers, that meets weekly to consider loans ranging in amounts from $1.0 million to $5.0 million, depending on risk rating and credit action required. A directors’ loan committee, consisting of ten members of the board of directors, including the chief executive officer, and the senior credit officer, meets bi-weekly to consider loans in amounts over $5.0 million, and certain loans under $5.0 million depending on a loan’s risk rating and credit action required. Loans over $10.0 million also require the approval of the board of directors.
The majority of the Corporation’s consumer loan portfolio is comprised of secured loans that are relatively small. The Corporation’s consumer loan portfolio has a centralized approval process that utilizes standardized underwriting criteria. The ongoing measurement of credit quality of the consumer loan portfolio is largely done on an exception basis. If payments are made on schedule, as agreed, then no further monitoring is performed. However, if delinquency occurs, the delinquent loans are turned over to the Corporation’s collection department for resolution, resulting in repossession or foreclosure if payments are not brought current. Credit quality for the entire consumer loan portfolio is measured by the periodic delinquency rate, nonaccrual amounts and actual losses incurred.
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
September 30, 2012

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

The following schedule presents the recorded investment of loans in the commercial loan portfolio by risk rating categories at September 30, 2012, December 31, 2011 and September 30, 2011:

	Commercial	Real Estate Commercial	Real Estate Construction	Land Development	Total
	(In thousands)
September 30, 2012
Originated Portfolio:
Risk Grades 1-5	$772,555	$793,237	$37,346	$12,348	$1,615,486
Risk Grade 6	33,819	38,880	18	1,092	73,809
Risk Grade 7	17,091	30,971	—	5,313	53,375
Risk Grade 8	14,790	38,369	933	5,731	59,823
Risk Grade 9	427	2,942	—	—	3,369
Subtotal	838,682	904,399	38,297	24,484	1,805,862
Acquired Portfolio:
Risk Grades 1-5	97,308	192,903	17,774	7,556	315,541
Risk Grade 6	10,899	7,006	—	—	17,905
Risk Grade 7	2,107	11,672	—	—	13,779
Risk Grade 8	2,942	1,093	—	2,771	6,806
Risk Grade 9	—	—	—	—	—
Subtotal	113,256	212,674	17,774	10,327	354,031
Total	$951,938	$1,117,073	$56,071	$34,811	$2,159,893
December 31, 2011
Originated Portfolio:
Risk Grades 1-5	$706,040	$692,193	$54,029	$14,791	$1,467,053
Risk Grade 6	20,531	29,788	287	6,874	57,480
Risk Grade 7	26,238	48,648	—	2,400	77,286
Risk Grade 8	9,828	40,130	—	4,593	54,551
Risk Grade 9	898	4,308	—	1,597	6,803
Subtotal	763,535	815,067	54,316	30,255	1,663,173
Acquired Portfolio:
Risk Grades 1-5	111,846	231,669	18,883	8,358	370,756
Risk Grade 6	9,990	14,346	—	1,277	25,613
Risk Grade 7	3,101	8,556	—	596	12,253
Risk Grade 8	6,678	2,361	156	4,335	13,530
Risk Grade 9	—	—	—	—	—
Subtotal	131,615	256,932	19,039	14,566	422,152
Total	$895,150	$1,071,999	$73,355	$44,821	$2,085,325
September 30, 2011
Originated Portfolio:
Risk Grades 1-5	$661,237	$673,659	$53,044	$15,762	$1,403,702
Risk Grade 6	28,669	28,094	288	7,027	64,078
Risk Grade 7	26,096	50,709	52	851	77,708
Risk Grade 8	9,888	44,712	—	6,220	60,820
Risk Grade 9	916	4,142	—	1,657	6,715
Subtotal	726,806	801,316	53,384	31,517	1,613,023
Acquired Portfolio:
Risk Grades 1-5	111,354	231,467	19,324	8,979	371,124
Risk Grade 6	6,814	10,504	—	1,446	18,764
Risk Grade 7	4,762	10,180	—	688	15,630
Risk Grade 8	9,198	2,625	143	4,348	16,314
Risk Grade 9	35	—	—	—	35
Subtotal	132,163	254,776	19,467	15,461	421,867
Total	$858,969	$1,056,092	$72,851	$46,978	$2,034,890

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

The Corporation evaluates the credit quality of loans in the consumer loan portfolio based on the performing or nonperforming status of the loan. Loans in the consumer loan portfolio that are performing in accordance with original contractual terms and are less than 90 days past due and accruing interest are considered to be in a performing status, while those that are not performing in accordance with original contractual terms and are 90 days or more past due are considered to be in a nonperforming status. Loans in the consumer loan portfolio that are reported as TDRs are considered in a nonperforming status until they meet the Corporation’s definition of a performing TDR, at which time they are considered in a performing status. The following schedule presents the recorded investment of loans in the consumer loan portfolio based on loans in a performing status and loans in a nonperforming status at September 30, 2012, December 31, 2011 and September 30, 2011:

	Real Estate Residential	Consumer Installment	Home Equity	Total Consumer
	(In thousands)
September 30, 2012
Originated Loans:
Performing	$849,385	$535,277	$395,411	$1,780,073
Nonperforming	15,640	962	4,010	20,612
Subtotal	865,025	536,239	399,421	1,800,685
Acquired Loans:
Performing	14,928	2,173	40,874	57,975
Nonperforming	342	—	264	606
Subtotal	15,270	2,173	41,138	58,581
Total	$880,295	$538,412	$440,559	$1,859,266
December 31, 2011
Originated Loans:
Performing	$818,044	$479,237	$349,850	$1,647,131
Nonperforming	22,708	1,707	3,783	28,198
Subtotal	840,752	480,944	353,633	1,675,329
Acquired Loans:
Performing	19,387	3,114	46,091	68,592
Nonperforming	1,577	—	462	2,039
Subtotal	20,964	3,114	46,553	70,631
Total	$861,716	$484,058	$400,186	$1,745,960
September 30, 2011
Originated Loans:
Performing	$789,338	$519,409	$307,578	$1,616,325
Nonperforming	28,329	2,931	4,446	35,706
Subtotal	817,667	522,340	312,024	1,652,031
Acquired Loans:
Performing	21,517	4,233	46,344	72,094
Nonperforming	860	—	551	1,411
Subtotal	22,377	4,233	46,895	73,505
Total	$840,044	$526,573	$358,919	$1,725,536

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

Nonperforming Loans
A summary of nonperforming loans follows:

	September 30, 2012	December 31, 2011	September 30, 2011
	(In thousands)
Nonaccrual loans:
Commercial	$15,217	$10,726	$10,804
Real estate commercial	41,311	44,438	48,854
Real estate construction and land development	6,664	6,190	7,877
Real estate residential	11,307	12,573	17,544
Consumer installment and home equity	3,825	4,467	6,033
Total nonaccrual loans	78,324	78,394	91,112
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	273	1,381	282
Real estate commercial	247	374	415
Real estate construction and land development	—	287	—
Real estate residential	431	752	974
Consumer installment and home equity	1,147	1,023	1,344
Total accruing loans contractually past due 90 days or more as to interest or principal payments	2,098	3,817	3,015
Nonperforming TDRs:
Commercial loan portfolio	6,553	14,675	16,457
Consumer loan portfolio	3,902	9,383	9,811
Total nonperforming TDRs	10,455	24,058	26,268
Total nonperforming loans	$90,877	$106,269	$120,395
The Corporation’s nonaccrual loans at September 30, 2012, December 31, 2011 and September 30, 2011 included $37.0 million, $41.8 million and $44.4 million, respectively, of modified loans that were not reported as TDRs.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

Impaired Loans
The following schedule presents impaired loans by classes of loans at September 30, 2012, December 31, 2011 and September 30, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
September 30, 2012
Impaired loans with a valuation allowance:
Commercial	$6,743	$7,357	$2,240
Real estate commercial	19,694	22,593	5,344
Real estate construction	127	127	43
Land development	2,800	2,800	383
Real estate residential	15,958	15,958	649
Subtotal	45,322	48,835	8,659
Impaired loans with no related valuation allowance:
Commercial	19,768	24,517	—
Real estate commercial	36,225	48,187	—
Real estate construction	806	806	—
Land development	7,723	10,903	—
Real estate residential	14,907	14,907	—
Consumer installment	876	876	—
Home equity	2,949	2,949	—
Subtotal	83,254	103,145	—
Total impaired loans:
Commercial	26,511	31,874	2,240
Real estate commercial	55,919	70,780	5,344
Real estate construction	933	933	43
Land development	10,523	13,703	383
Real estate residential	30,865	30,865	649
Consumer installment	876	876	—
Home equity	2,949	2,949	—
Total	$128,576	$151,980	$8,659
December 31, 2011
Impaired loans with a valuation allowance:
Commercial	$6,362	$7,650	$1,480
Real estate commercial	20,050	21,370	6,775
Land development	902	934	327
Real estate residential	25,012	25,012	704
Subtotal	52,326	54,966	9,286
Impaired loans with no related valuation allowance:
Commercial	19,559	29,349	—
Real estate commercial	40,953	54,249	—
Real estate construction	156	934	—
Land development	10,187	15,788	—
Real estate residential	12,573	12,573	—
Consumer installment	1,707	1,707	—
Home equity	2,760	2,760	—
Subtotal	87,895	117,360	—
Total impaired loans:
Commercial	25,921	36,999	1,480
Real estate commercial	61,003	75,619	6,775
Real estate construction	156	934	—
Land development	11,089	16,722	327
Real estate residential	37,585	37,585	704
Consumer installment	1,707	1,707	—
Home equity	2,760	2,760	—
Total	$140,221	$172,326	$9,286

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
September 30, 2011
Impaired loans with a valuation allowance:
Commercial	$5,342	$6,965	$1,562
Real estate commercial	20,084	21,245	6,759
Land development	1,748	1,757	387
Real estate residential	21,416	21,416	618
Subtotal	48,590	51,383	9,326
Impaired loans with no related valuation allowance:
Commercial	24,454	32,108	—
Real estate commercial	44,844	58,929	—
Real estate construction	143	1,115	—
Land development	11,047	17,069	—
Real estate residential	17,544	17,544	—
Consumer installment	2,931	2,931	—
Home equity	3,102	3,102	—
Subtotal	104,065	132,798	—
Total impaired loans:
Commercial	29,796	39,073	1,562
Real estate commercial	64,928	80,174	6,759
Real estate construction	143	1,115	—
Land development	12,795	18,826	387
Real estate residential	38,960	38,960	618
Consumer installment	2,931	2,931	—
Home equity	3,102	3,102	—
Total	$152,655	$184,181	$9,326
The difference between an impaired loan’s recorded investment and the unpaid principal balance represents either (i) for originated loans, a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management’s assessment that full collection of the loan balance is not likely or (ii) for acquired loans that meet the definition of an impaired loan, fair value adjustments recognized at the acquisition date attributable to expected credit losses and the discounting of expected cash flows at market interest rates. The difference between the recorded investment and the unpaid principal balance of $23.4 million, $32.1 million and $32.4 million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively, includes confirmed losses (partial charge-offs) of $19.8 million, $21.7 million and $22.1 million, respectively, and fair value discount adjustments of $3.6 million, $10.4 million and $9.4 million, respectively.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

The following schedule presents information related to impaired loans for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Commercial	$28,683	$149	$27,684	$602
Real estate commercial	54,524	212	59,063	642
Real estate construction	912	—	470	—
Land development	10,582	71	8,869	216
Real estate residential	33,652	288	37,861	1,031
Consumer installment	909	—	1,222	—
Home equity	2,940	—	2,910	—
Total	$132,202	$720	$138,079	$2,491

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Commercial	$28,593	$260	$30,384	$730
Real estate commercial	70,634	281	71,854	616
Real estate construction	145	2	192	10
Land development	13,414	86	13,940	270
Real estate residential	39,848	223	38,467	708
Consumer installment	2,916	—	2,844	—
Home equity	3,456	—	3,213	—
Total	$159,006	$852	$160,894	$2,334
Impaired loans included $9.4 million, $17.4 million and $19.7 million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively, of acquired loans that were not performing in accordance with original contractual terms. These loans are not reported as nonperforming loans, as a market yield adjustment was recognized on these loans at acquisition that is being amortized into interest income. Impaired loans also included $30.4 million, $20.4 million and $15.5 million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively, of performing TDRs.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

The following schedule presents the aging status of the recorded investment in loans by classes of loans at September 30, 2012, December 31, 2011 and September 30, 2011:

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
September 30, 2012
Originated Portfolio:
Commercial	$9,707	$1,374	$273	$15,217	$26,571	$812,111	$838,682
Real estate commercial	4,929	1,660	247	41,311	48,147	856,252	904,399
Real estate construction	—	—	—	933	933	37,364	38,297
Land development	48	—	—	5,731	5,779	18,705	24,484
Real estate residential	3,208	97	431	11,307	15,043	849,982	865,025
Consumer installment	3,299	470	—	876	4,645	531,594	536,239
Home equity	1,543	730	1,147	2,949	6,369	393,052	399,421
Total	$22,734	$4,331	$2,098	$78,324	$107,487	$3,499,060	$3,606,547
Acquired Portfolio:
Commercial	$—	$15	$3,356	$—	$3,371	$109,885	$113,256
Real estate commercial	1,262	—	2,390	—	3,652	209,022	212,674
Real estate construction	—	—	—	—	—	17,774	17,774
Land development	—	—	3,038	—	3,038	7,289	10,327
Real estate residential	80	—	343	—	423	14,847	15,270
Consumer installment	18	—	—	—	18	2,155	2,173
Home equity	138	39	264	—	441	40,697	41,138
Total	$1,498	$54	$9,391	$—	$10,943	$401,669	$412,612
December 31, 2011
Originated Portfolio:
Commercial	$5,207	$6,268	$1,381	$10,726	$23,582	$739,953	$763,535
Real estate commercial	9,967	3,241	374	44,438	58,020	757,047	815,067
Real estate construction	—	—	287	—	287	54,029	54,316
Land development	—	—	—	6,190	6,190	24,065	30,255
Real estate residential	5,591	76	752	12,573	18,992	821,760	840,752
Consumer installment	3,449	1,174	—	1,707	6,330	474,614	480,944
Home equity	2,038	408	1,023	2,760	6,229	347,404	353,633
Total	$26,252	$11,167	$3,817	$78,394	$119,630	$3,218,872	$3,338,502
Acquired Portfolio:
Commercial	$394	$—	$7,808	$—	$8,202	$123,413	$131,615
Real estate commercial	1,820	—	2,592	—	4,412	252,520	256,932
Real estate construction	—	—	156	—	156	18,883	19,039
Land development	—	—	4,780	—	4,780	9,786	14,566
Real estate residential	288	—	1,577	—	1,865	19,099	20,964
Consumer installment	49	11	—	—	60	3,054	3,114
Home equity	641	262	462	—	1,365	45,188	46,553
Total	$3,192	$273	$17,375	$—	$20,840	$471,943	$492,783

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual Loans	Total Past Due	Current	Total Loans
September 30, 2011
Originated Portfolio:
Commercial	$7,471	$3,364	$282	$10,804	$21,921	$704,885	$726,806
Real estate commercial	10,104	4,832	415	48,854	64,205	737,111	801,316
Real estate construction	214	288	—	—	502	52,882	53,384
Land development	—	349	—	7,877	8,226	23,291	31,517
Real estate residential	5,793	247	974	17,544	24,558	793,109	817,667
Consumer installment	4,578	775	—	2,931	8,284	514,056	522,340
Home equity	1,823	1,312	1,344	3,102	7,581	304,443	312,024
Total	$29,983	$11,167	$3,015	$91,112	$135,277	$3,129,777	$3,265,054
Acquired Portfolio:
Commercial	$540	$—	$10,515	$—	$11,055	$121,108	$132,163
Real estate commercial	—	—	2,864	—	2,864	251,912	254,776
Real estate construction	—	—	143	—	143	19,324	19,467
Land development	—	—	4,799	—	4,799	10,662	15,461
Real estate residential	—	766	860	—	1,626	20,751	22,377
Consumer installment	47	83	—	—	130	4,103	4,233
Home equity	236	256	551	—	1,043	45,852	46,895
Total	$823	$1,105	$19,732	$—	$21,660	$473,712	$495,372

Loans Modified Under Troubled Debt Restructurings (TDRs)
The following schedule presents the Corporation’s TDRs at September 30, 2012, December 31, 2011 and September 30, 2011:

	Performing	Nonperforming	Total
	(In thousands)
September 30, 2012
Commercial loan portfolio	$14,750	$6,553	$21,303
Consumer loan portfolio	15,656	3,902	19,558
Total	$30,406	$10,455	$40,861
December 31, 2011
Commercial loan portfolio	$4,765	$14,675	$19,440
Consumer loan portfolio	15,629	9,383	25,012
Total	$20,394	$24,058	$44,452
September 30, 2011
Commercial loan portfolio	$3,938	$16,457	$20,395
Consumer loan portfolio	11,605	9,811	21,416
Total	$15,543	$26,268	$41,811

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

The following schedule provides information on loans reported as performing and nonperforming TDRs that were modified during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	9	$665	$665	19	$3,891	$3,891
Real estate commercial	8	1,426	1,426	19	5,264	5,264
Land development	—	—	—	1	1,638	1,638
Subtotal – commercial loan portfolio	17	2,091	2,091	39	10,793	10,793
Consumer loan portfolio (real estate residential)	15	1,352	1,301	65	7,083	6,872
Total	32	$3,443	$3,392	104	$17,876	$17,665

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	5	$733	$733	20	$3,560	$3,560
Real estate commercial	9	2,133	2,133	21	5,110	5,110
Subtotal – commercial loan portfolio	14	2,866	2,866	41	8,670	8,670
Consumer loan portfolio (real estate residential)	25	2,144	2,045	68	6,086	5,836
Total	39	$5,010	$4,911	109	$14,756	$14,506
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
The following schedule includes performing and nonperforming TDRs at September 30, 2012, and TDRs that were transferred to nonaccrual status during the three and nine months ended September 30, 2012, for which there was a payment default during the three and nine months ended September 30, 2012, whereby the borrower was past due with respect to principal and/or interest for 90 days or more, and the loan became a TDR during the twelve-month period prior to the default:

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

	With Payment Defaults During the Following Periods:
	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of Loans	Principal Balance at	Number of Loans	Principal Balance at
		September 30, 2012		September 30, 2012
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	2	$1,240	3	$1,300
Real estate commercial	3	2,457	5	3,293
Subtotal – commercial loan portfolio	5	3,697	8	4,593
Consumer loan portfolio (real estate residential)	1	742	5	1,126
Total	6	$4,439	13	$5,719
Allowance for Loan Losses
The following schedule presents, by loan portfolio segment, the changes in the allowance for the three and nine months ended September 30, 2012 and details regarding the balance in the allowance and the recorded investment in loans at September 30, 2012 by impairment evaluation method.

	Commercial Loan Portfolio	Consumer Loan Portfolio	Unallocated	Total
	(In thousands)
Changes in allowance for loan losses for the three months ended September 30, 2012:
Beginning balance	$53,759	$29,784	$3,168	$86,711
Provision for loan losses	2,365	1,765	370	4,500
Charge-offs	(4,754)	(2,842)	—	(7,596)
Recoveries	460	619	—	1,079
Ending balance	$51,830	$29,326	$3,538	$84,694
Changes in allowance for loan losses for the nine months ended September 30, 2012:
Beginning balance	$55,645	$29,166	$3,522	$88,333
Provision for loan losses	6,003	7,481	16	13,500
Charge-offs	(11,330)	(8,985)	—	(20,315)
Recoveries	1,512	1,664	—	3,176
Ending balance	$51,830	$29,326	$3,538	$84,694
Allowance for loan losses balance at September 30, 2012 attributable to:
Loans individually evaluated for impairment	$8,010	$649	$—	$8,659
Loans collectively evaluated for impairment	43,820	28,177	3,538	75,535
Loans acquired with deteriorated credit quality	—	500	—	500
Total	$51,830	$29,326	$3,538	$84,694
Recorded investment (loan balance) at September 30, 2012:
Loans individually evaluated for impairment	$84,495	$19,558	$—	$104,053
Loans collectively evaluated for impairment	1,721,367	1,781,127	—	3,502,494
Loans acquired with deteriorated credit quality	354,031	58,581	—	412,612
Total	$2,159,893	$1,859,266	$—	$4,019,159

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

The following schedule presents, by loan portfolio segment, details regarding the balance in the allowance and the recorded investment in loans at December 31, 2011 by impairment evaluation method.

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

The allowance attributable to acquired loans of $0.5 million at September 30, 2012 was primarily attributable to two consumer loan pools in the acquired loan portfolio experiencing a decline in expected cash flows. The allowance attributable to acquired loans of $1.6 million and $1.3 million at December 31, 2011 and September 30, 2011, respectively, was primarily attributable to one of the commercial loan pools in the acquired loan portfolio experiencing a decline in expected cash flows. There were no material changes in expected cash flows for the remaining acquired loan pools at September 30, 2012, December 31, 2011 or September 30, 2011.

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
The following table shows the net carrying value of the Corporation’s intangible assets:

	September 30, 2012	December 31, 2011	September 30, 2011
	(In thousands)
Goodwill	$113,414	$113,414	$113,414
Other intangible assets:
Core deposit intangible assets	$6,777	$7,879	$8,261
Mortgage servicing rights	3,466	3,593	3,561
Non-compete agreements	—	—	27
Total other intangible assets	$10,243	$11,472	$11,849
The following table sets forth the carrying amount, accumulated amortization and amortization expense of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:

	September 30, 2012	December 31, 2011	September 30, 2011
	(In thousands)
Gross original amount	$26,468	$26,468	$26,468
Accumulated amortization	19,691	18,589	18,207
Carrying amount	$6,777	$7,879	$8,261
Amortization expense for the three months ended September 30	$367		$382
Amortization expense for the nine months ended September 30	$1,102		$1,145
At September 30, 2012, the remaining amortization expense on core deposit intangible assets that existed as of that date was estimated as follows: 2012 — $0.4 million; 2013 — $1.3 million; 2014 — $1.1 million; 2015 — $1.1 million; 2016 — $0.9 million; 2017 and thereafter — $2.0 million.
The following shows the net carrying value and fair value of MSRs and the total loans that the Corporation is servicing for others:

	September 30, 2012	December 31, 2011	September 30, 2011
	(In thousands)
Net carrying value of MSRs	$3,466	$3,593	$3,561
Fair value of MSRs	$4,277	$4,757	$4,437
Loans serviced for others that have servicing rights capitalized	$901,052	$902,812	$900,197
The following table shows the activity for capitalized MSRs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of period	$3,463	$3,577	$3,593	$3,782
Additions	503	317	1,706	1,028
Amortization	(500)	(333)	(1,833)	(1,249)
Balance at end of period	$3,466	$3,561	$3,466	$3,561

There was no impairment valuation allowance recorded on MSRs as of September 30, 2012, December 31, 2011 or September 30, 2011.
Note 6: Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of related tax benefit/expense, were as follows:

	September 30, 2012	December 31, 2011	September 30, 2011
	(In thousands)
Net unrealized gains on investment securities – available-for-sale, net of related tax expense of $2,542 at September 30, 2012, $1,796 at December 31, 2011 and $1,925 at September 30, 2011	$4,721	$3,336	$3,576
Pension and other postretirement benefits adjustment, net of related tax benefit of $14,876 at September 30, 2012, $15,435 at December 31, 2011 and $9,195 at September 30, 2011	(27,627)	(28,665)	(17,077)
Accumulated other comprehensive loss	$(22,906)	$(25,329)	$(13,501)

Note 7: Regulatory Capital
Federal and state banking regulations place certain restrictions on the transfer of assets, in the form of dividends, loans, or advances, from Chemical Bank to the Corporation. As of September 30, 2012, substantially all of the assets of Chemical Bank were restricted from transfer to the Corporation in the form of loans or advances. Dividends from Chemical Bank are the principal source of funds for the Corporation. As of September 30, 2012, Chemical Bank could pay dividends of up to $13.2 million, based on net income less dividends for the current and prior two calendar years, without regulatory approval.
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
Quantitative measures established by regulation to ensure capital adequacy require minimum ratios of Tier 1 capital to average assets (Leverage Ratio) and Tier 1 and Total capital to risk-weighted assets. These capital guidelines assign risk weights to on- and off- balance sheet items in arriving at total risk-weighted assets. Minimum capital levels are based upon the perceived risk of various asset categories and certain off-balance sheet instruments. Risk weighted assets totaled $4.03 billion, $3.88 billion and $3.78 billion at September 30, 2012, December 31, 2011 and September 30, 2011, respectively.
At September 30, 2012, December 31, 2011 and September 30, 2011, Chemical Bank’s capital ratios exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.” Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets.

The summary below compares the Corporation’s and Chemical Bank’s actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
September 30, 2012
Total Capital to Risk-Weighted Assets:
Corporation	$549,388	13.6%	$322,212	8.0%	N/A	N/A
Chemical Bank	537,467	13.4	321,585	8.0	$401,982	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	498,618	12.4	161,106	4.0	N/A	N/A
Chemical Bank	486,794	12.1	160,793	4.0	241,189	6.0
Leverage Ratio:
Corporation	498,618	9.4	211,670	4.0	N/A	N/A
Chemical Bank	486,794	9.2	211,452	4.0	264,315	5.0
December 31, 2011
Total Capital to Risk-Weighted Assets:
Corporation	$517,547	13.3%	$310,316	8.0%	N/A	N/A
Chemical Bank	510,290	13.2	310,119	8.0	$387,649	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	468,565	12.1	155,158	4.0	N/A	N/A
Chemical Bank	461,338	11.9	155,060	4.0	232,589	6.0
Leverage Ratio:
Corporation	468,565	9.0	208,013	4.0	N/A	N/A
Chemical Bank	461,338	8.9	208,033	4.0	260,042	5.0
September 30, 2011
Total Capital to Risk-Weighted Assets:
Corporation	$493,976	13.1%	$302,360	8.0%	N/A	N/A
Chemical Bank	486,207	12.9	302,149	8.0	$377,686	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	446,217	11.8	151,180	4.0	N/A	N/A
Chemical Bank	438,480	11.6	151,074	4.0	226,612	6.0
Leverage Ratio:
Corporation	446,217	8.6	206,656	4.0	N/A	N/A
Chemical Bank	438,480	8.5	206,613	4.0	258,266	5.0

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

The carrying amount reported in the consolidated statement of financial position at September 30, 2012 for loans held-for-sale is at fair value, as the Corporation elected the fair value option for all residential mortgage loans held-for-sale originated on or after July 1, 2012. The fair values of loans held-for-sale are based on the market price for similar loans sold in the secondary market, and therefore, are classified as Level 2 valuations.
Disclosure of Recurring Basis Fair Value Measurements
For assets measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets were as follows:

	Fair Value Measurements – Recurring Basis
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
September 30, 2012
Investment securities – available-for-sale:
Government sponsored agencies	$—	$101,492	$—	$101,492
State and political subdivisions	—	52,238	—	52,238
Residential mortgage-backed securities	—	105,236	—	105,236
Collateralized mortgage obligations	—	299,078	—	299,078
Corporate bonds	—	82,106	—	82,106
Preferred stock	—	1,673	—	1,673
Total investment securities – available-for-sale	—	641,823	—	641,823
Loans held-for-sale	—	15,075	—	15,075
Total assets measured at fair value on a recurring basis	$—	$656,898	$—	$656,898
December 31, 2011
Investment securities – available-for-sale:
Government sponsored agencies	$—	$70,679	$—	$70,679
State and political subdivisions	—	45,235	—	45,235
Residential mortgage-backed securities	—	120,780	—	120,780
Collateralized mortgage obligations	—	332,400	—	332,400
Corporate bonds	—	96,768	—	96,768
Preferred stock	—	1,414	—	1,414
Total investment securities – available-for-sale	$—	$667,276	$—	$667,276
September 30, 2011
Investment securities – available-for-sale:
Government sponsored agencies	$—	$74,561	$—	$74,561
State and political subdivisions	—	45,464	—	45,464
Residential mortgage-backed securities	—	128,864	—	128,864
Collateralized mortgage obligations	—	295,932	—	295,932
Corporate bonds	—	64,184	—	64,184
Preferred stock	—	1,488	—	1,488
Total investment securities – available-for-sale	$—	$610,493	$—	$610,493
There were no liabilities recorded at fair value on a recurring basis at September 30, 2012, December 31, 2011 or September 30, 2011.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allocation of the allowance (valuation allowance) may be established or a portion of the loan is charged off. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including the loan’s observable market price, the fair value of the collateral or the present value of the expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring a valuation allowance represent loans for which the fair value of the expected repayments or collateral exceed the remaining carrying amount of such loans. At September 30, 2012, December 31, 2011 and September 30, 2011, substantially all of the impaired loans were evaluated based on the fair value of the collateral. Impaired loans, where a valuation allowance is established or a portion of the loan is charged off based on the fair value of collateral, are subject to nonrecurring fair value measurement and require classification in the fair value hierarchy. The Corporation records impaired loans as Level 3 valuations as there is generally no observable market price or independent appraised value, or management determines the fair value of the collateral is further impaired below the appraised value. When management determines the fair value of the collateral is further impaired below appraised value, discount factors ranging between 70% and 80% of the appraised value are used depending on the nature of the collateral and the age of the most recent appraisal.
Goodwill is subject to impairment testing on an annual basis. The assessment of goodwill for impairment requires a significant degree of judgment. In the event the assessment indicates that it is more-likely-than-not that the fair value is less than the carrying value, the asset is considered impaired and recorded at fair value. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At September 30, 2012, December 31, 2011 and September 30, 2011, no goodwill was impaired, and therefore, goodwill was not recorded at fair value on a nonrecurring basis.
Other intangible assets consist of core deposit intangible assets and MSRs. These items are recorded at fair value when initially recorded. Subsequently, core deposit intangible assets are amortized primarily on an accelerated basis over periods ranging from ten to fifteen years years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. The fair value of MSRs is initially estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, as determined by the model, through a valuation allowance. The Corporation classifies MSRs subject to nonrecurring fair value measurements as Level 3 valuations. At September 30, 2012, December 31, 2011 and September 30, 2011, there was no impairment identified for core deposit intangible assets or MSRs and, therefore, no other intangible assets were recorded at fair value on a nonrecurring basis.
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
September 30, 2012

Disclosure of Nonrecurring Basis Fair Value Measurements
For assets measured at fair value on a nonrecurring basis, quantitative disclosures about fair value measurements for each major category of assets were as follows:

	Fair Value Measurements – Nonrecurring Basis
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
September 30, 2012
Impaired originated loans	$—	$—	$53,905	$53,905
Other real estate/repossessed assets	—	—	19,467	19,467
Total	$—	$—	$73,372	$73,372
December 31, 2011
Impaired originated loans	$—	$—	$52,721	$52,721
Other real estate/repossessed assets	—	—	25,484	25,484
Total	$—	$—	$78,205	$78,205
September 30, 2011
Impaired originated loans	$—	$—	$59,896	$59,896
Other real estate/repossessed assets	—	—	28,679	28,679
Total	$—	$—	$88,575	$88,575
There were no liabilities recorded at fair value on a nonrecurring basis at September 30, 2012, December 31, 2011 and September 30, 2011.
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
The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At September 30, 2012, December 31, 2011 and September 30, 2011, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.
Fair value measurement for investment securities — available-for-sale that are not measured at fair value on a recurring basis, which consists of fixed-rate cumulative preferred stock issued by a bank holding company under the U.S. Government’s Troubled Asset Relief Program (TARP) with no maturity date, is based on cost. This preferred stock is not traded on a public exchange and does not have a readily determinable fair value. Accordingly, the Corporation recorded this preferred stock as a cost-method asset as prescribed by ASC 325-20, Cost Method Investments. Because no impairment indicators were present at September 30, 2012, the Corporation was not required to estimate the fair value of this preferred stock.

Fair value measurement for investment securities — held-to-maturity is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that include market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

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
The carrying amount reported in the consolidated statement of financial position at September 30, 2012 for loans held-for-sale is at fair value, as the Corporation elected the fair value option on these loans. The carrying amounts reported in the consolidated statements of financial position at December 31, 2011 and September 30, 2011 for loans held-for-sale are at the lower of cost or fair value. The fair values of loans held-for-sale are based on the market price for similar loans sold in the secondary market, and therefore, are classified as Level 2 valuations.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

A summary of carrying amounts and estimated fair values of the Corporation’s financial instruments included in the consolidated statements of financial position was as follows:

	Level in Fair Value Measurement Hierarchy	September 30, 2012		December 31, 2011		September 30, 2011
		Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Assets:
Cash and cash equivalents	Level 1	$438,720	$438,720	$381,940	$381,940	$611,284	$611,284
Investment securities:
Available-for-sale	Level 2	641,823	641,823	667,276	667,276	610,493	610,493
Available-for-sale	NA	4,755	4,755	—	—	—	—
Held-to-maturity	Level 2	213,536	215,185	175,339	175,769	178,432	177,024
Held-to-maturity	Level 3	8,000	8,000	8,000	8,000	8,000	8,000
Nonmarketable equity securities	NA	25,572	25,572	25,572	25,572	25,572	25,572
Loans held-for-sale	Level 2	15,075	15,075	18,818	18,972	15,212	15,212
Net loans	Level 3	3,934,465	3,951,313	3,742,952	3,753,799	3,671,713	3,684,251
Interest receivable	Level 2	16,868	16,868	16,308	16,308	15,810	15,810
Liabilities:
Deposits without defined maturities	Level 2	$3,185,654	$3,185,654	$2,851,883	$2,851,883	$2,942,811	$2,942,811
Time deposits	Level 3	1,413,218	1,432,493	1,514,974	1,538,566	1,537,775	1,562,604
Interest payable	Level 2	1,603	1,603	2,147	2,147	2,427	2,427
Short-term borrowings	Level 2	311,471	311,471	303,786	303,786	302,298	302,298
FHLB advances	Level 2	37,237	37,971	43,057	44,307	45,991	47,365

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
The following summarizes the numerator and denominator of the basic and diluted earnings per common share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Numerator for both basic and diluted earnings per common share, net income	$13,106	$11,625	$39,346	$31,846
Denominator for basic earnings per common share, weighted average common shares outstanding	27,498	27,457	27,490	27,454
Weighted average common stock equivalents	90	47	78	40
Denominator for diluted earnings per common share	27,588	27,504	27,568	27,494
Basic earnings per common share	$0.48	$0.42	$1.43	$1.16
Diluted earnings per common share	0.48	0.42	1.43	1.16

The average number of exercisable employee stock option awards outstanding that were “out-of-the-money,” whereby the option exercise price per share exceeded the market price per share and, therefore, were not included in the computation of diluted earnings per common share because they would have been anti-dilutive totaled 611,605 and 670,725 for the three months ended September 30, 2012 and 2011, respectively, and 618,703 and 663,492 for the nine months ended September 30, 2012 and 2011, respectively.

Note 10: Share-Based Compensation
The Corporation maintains a share-based compensation plan under which it periodically grants share-based awards, which consists of stock options and restricted stock units, for a fixed number of shares to certain officers of the Corporation. The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. During the three-month periods ended September 30, 2012 and 2011, share-based compensation expense related to stock options and restricted stock units totaled $0.5 million and $0.3 million, respectively. During the nine-month periods ended September 30, 2012 and 2011, share-based compensation expense related to stock options and restricted stock units totaled $1.3 million and $0.7 million, respectively.
During the nine-month period ended September 30, 2012, the Corporation granted options to purchase 229,763 shares of common stock and 69,772 restricted stock units to certain officers. At September 30, 2012, there were 986,095 shares of common stock available for future grants under the share-based compensation plan.
Stock Options
A summary of activity for the Corporation’s stock options as of and for the nine months ended September 30, 2012 is presented below:

	Non-Vested Stock Options Outstanding			Stock Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at January 1, 2012	162,883	$21.27	$6.55	815,119	$28.29
Granted	229,763	23.78	7.08	229,763	23.78
Exercised	—	—	—	(1,003)	19.97
Vested	(76,103)	21.55	6.63	—	—
Forfeited/expired	(1,778)	21.48	6.62	(17,133)	30.46
Outstanding at September 30, 2012	314,765	$23.03	$6.92	1,026,746	$27.26
Exercisable/vested at September 30, 2012				711,981	$29.12
The weighted-average remaining contractual terms were 5.7 years for all outstanding stock options and 4.1 years for exercisable stock options at September 30, 2012. The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $0.7 million and $0.4 million, respectively, at September 30, 2012. The aggregate intrinsic values of outstanding and exercisable options at September 30, 2012 were calculated based on the closing market price of the Corporation’s common stock on September 30, 2012 of $24.20 per share less the exercise price. Options with intrinsic values less than zero, or “out-of-the-money” options, were not included in the aggregate intrinsic value reported.
At September 30, 2012, unrecognized compensation expense related to stock options totaled $1.7 million and is expected to be recognized over a remaining weighted average period of 2.2 years.
The fair value of the stock options granted during the nine months ended September 30, 2012 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

Expected dividend yield	3.60%
Risk-free interest rate	1.18%
Expected stock price volatility	44.4%
Expected life of options – in years	6.11
Weighted average per share fair value	$7.08

Restricted Stock Units
In addition to stock options, during the nine months ended September 30, 2012, the Corporation granted restricted stock performance units and time restricted stock units (collectively referred to as restricted stock units) to certain officers. The restricted stock performance units vest based on the Corporation achieving certain performance target levels. The restricted stock performance units are eligible to vest from 0.5x to 1.5x the number of units originally granted depending on which, if any, of the performance target levels are met. However, if the minimum performance target level is not achieved, no shares will become vested or be issued for that respective year’s restricted stock performance units. The time restricted stock units vest upon satisfaction of a service condition. Upon achievement of the performance target level and/or satisfaction of a service condition, the restricted stock units are converted into shares of the Corporation’s common stock on a one-to-one basis. Compensation expense related to restricted stock units is recognized over the expected requisite performance or service period, as applicable.
A summary of the activity for restricted stock units as of and for the nine months ended September 30, 2012 is presented below:

	Number of Units	Weighted- Average Grant Date Fair Value Per Unit
Outstanding at January 1, 2012	130,512	$20.90
Granted	69,772	22.20
Converted into shares of common stock	(35,101)	23.28
Forfeited/expired	(8,428)	23.05
Outstanding at September 30, 2012	156,755	$20.83
At September 30, 2012, unrecognized compensation expense related to restricted stock unit awards totaled $2.1 million and is expected to be recognized over approximately two years.

Note 11: Pension and Other Postretirement Benefit Plans
The components of net periodic benefit cost (income) for the Corporation’s qualified and nonqualified pension plans and nonqualified postretirement benefit plan are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Defined Benefit Pension Plans
Service cost	$304	$290	$910	$872
Interest cost	1,214	1,207	3,644	3,622
Expected return on plan assets	(1,731)	(1,582)	(5,194)	(4,746)
Amortization of prior service credit	—	—	(1)	(1)
Amortization of unrecognized net loss	614	270	1,843	809
Net periodic benefit cost	$401	$185	$1,202	$556
Postretirement Benefit Plan
Interest cost	$37	$42	$110	$125
Amortization of prior service credit	(75)	(81)	(225)	(243)
Amortization of unrecognized net gain	(7)	(8)	(21)	(24)
Net periodic benefit income	$(45)	$(47)	$(136)	$(142)
A minimum required contribution of $0.4 million is due to the Corporation’s pension plan during 2012, which will be fully funded by a portion of the plan’s available funding balance. The Corporation made a $12.0 million contribution to the pension plan during the first quarter of 2012 related to the 2011 plan year.
401(k) Savings Plan expense for the Corporation’s match of participants’ base compensation contributions and a 4% of eligible pay contribution to certain employees who are not grandfathered under the pension plan was $0.8 million and $0.7 million for the three months ended September 30, 2012 and 2011, respectively, and $2.3 million and $2.1 million for the nine months ended September 30, 2012 and 2011, respectively.

Note 12: Financial Guarantees
In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer’s creditworthiness. At September 30, 2012, December 31, 2011 and September 30, 2011, the Corporation had $43 million, $46 million and $48 million, respectively, of outstanding financial and performance standby letters of credit which expire in five years or less. The majority of these standby letters of credit are collateralized. At September 30, 2012, the Corporation determined that there were no potential losses from standby letters of credit, and therefore, no reserve was needed at that date. At December 31, 2011 and September 30, 2011, the Corporation had a reserve of $0.3 million related to potential losses from standby letters of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected the financial condition and results of operations of Chemical Financial Corporation (Corporation) during the periods included in the consolidated financial statements included in this report.
Critical Accounting Policies

The Corporation's consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP), Securities and Exchange Commission (SEC) rules and interpretive releases and general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management has identified the determination of the allowance for loan losses, accounting for loans acquired in business combinations, pension plan accounting, income and other taxes, fair value measurements and the evaluation of goodwill impairment to be the accounting areas that require the most subjective or complex judgments, and as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the board of directors. The Corporation's significant accounting policies are more fully described in Note 1 to the audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 and the more significant assumptions and estimates made by management are more fully described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011. There were no material changes to the Corporation's significant accounting policies or the estimates made pursuant to those policies during the most recent quarter.
Acquisitions
Pending Branch Acquisition

On May 23, 2012, Chemical Bank, the wholly-owned banking subsidiary of the Corporation, entered into a purchase and assumption agreement with Independent Bank, a wholly-owned banking subsidiary of Independent Bank Corporation, to acquire 21 branches located in the Northeastern and Battle Creek regions of Michigan. Under the terms of the agreement, Chemical Bank will assume approximately $420 million in customer deposits at a blended premium of approximately 2.93% and acquire approximately $50 million of loans at a discount of 1.75%. The branch acquisition, which has received regulatory approval, is expected to close during the fourth quarter of 2012. The Corporation expects the branch acquisition to be accretive to earnings per share upon closing, excluding estimated one-time transaction related expenses of $2.9 million, of which $1.1 million of transaction related expenses were incurred during the first nine months of 2012 and $1.8 million are estimated to be incurred during the fourth quarter of 2012. The Corporation anticipates recognizing goodwill of approximately $7 million related to the branch acquisition.

Upon completion of the branch acquisition, the Corporation and Chemical Bank are both expected to remain categorized as well-capitalized under applicable regulatory requirements. Accordingly, the Corporation's management has determined that the Corporation will not need to raise additional capital in conjunction with the branch acquisition.
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

Summary

The Corporation's net income was $13.1 million, or $0.48 per diluted share, in the third quarter of 2012, compared to net income of $13.9 million, or $0.50 per diluted share, in the second quarter of 2012 and net income of $11.6 million, or $0.42 per diluted share, in the third quarter of 2011. The decrease in net income and earnings per share in the third quarter of 2012, compared to the second quarter of 2012, was attributable to lower noninterest income, higher operating expenses and a higher provision for loan losses that was partially offset by higher net interest income. The increase in net income and earnings per share in the third quarter of 2012, compared to the third quarter of 2011, was attributable to a lower provision for loan losses and higher net interest income and noninterest income that was partially offset by higher operating expenses.

Return on average assets, on an annualized basis, was 0.96% in the third quarter of 2012, compared to 1.04% in the second quarter of 2012 and 0.87% in the third quarter of 2011. Return on average equity, on an annualized basis, was 8.8% in the third quarter of 2012, compared to 9.6% in the second quarter of 2012 and 8.0% in the third quarter of 2011.

Financial Condition
Total Assets

Total assets were $5.58 billion at September 30, 2012, an increase of $241 million, or 4.5%, from total assets of $5.34 billion at December 31, 2011 and an increase of $141 million, or 2.6%, from total assets of $5.44 billion at September 30, 2011.

Interest-earning assets were $5.24 billion at September 30, 2012, an increase of $256 million, or 5.1%, from interest-earning assets of $4.99 billion at December 31, 2011 and an increase of $160 million, or 3.2%, from interest-earning assets of $5.08 billion at September 30, 2011.

The increases in total assets and interest-earning assets during the nine months ended September 30, 2012 were primarily attributable to growth in loans that was funded by seasonal increases in municipal customer deposits. The increases in total assets and interest-bearing assets during the twelve months ended September 30, 2012 were primarily attributable to loan growth , which was partially offset by a reduction in interest-bearing deposits held at the Federal Reserve Bank.

Investment Securities

The carrying value of investment securities totaled $868.1 million at September 30, 2012, an increase of $17.5 million, or 2.1%, from investment securities of $850.6 million at December 31, 2011 and an increase of $71.2 million, or 8.9%, from investment securities of $796.9 million at September 30, 2011. The increases in investment securities during the nine and twelve month periods ended September 30, 2012 were primarily attributable to the Corporation deploying a portion of its liquidity into investment securities to obtain a higher yield than the 25 basis points it would have received by maintaining excess funds at the Federal Reserve Bank, as the Corporation does not expect short-term interest rates to increase significantly over the next 12 to 18 months. At September 30, 2012, the Corporation's investment securities portfolio consisted of $101.5 million in government sponsored agency (GSA) debt obligations comprised primarily of fixed-rate senior bonds issued by the twelve regional Federal Home Loan Banks that make up the Federal Home Loan Bank System (FHLBanks) and variable-rate instruments backed by the Federal Farm Credit Bank, Small Business Administration and Student Loan Marketing Corporation; $263.3 million in state and political subdivisions debt obligations comprised primarily of general debt obligations of issuers primarily located in the State of Michigan; $105.2 million in residential mortgage-backed securities (MBSs) comprised primarily of fixed rate instruments backed by a U.S. government agency (Government National Mortgage Association) or government sponsored enterprises (Federal Home Loan Mortgage Corporation and Federal National Mortgage Association); $299.1 million of collaterized mortgage obligations (CMOs) comprised primarily of variable-rate instruments backed by the same U.S. government agency and government sponsored enterprises as the residential MBSs with average maturities of less than three years; $82.1 million in corporate bonds comprised primarily of debt obligations of large national financial organizations; $6.4 million of preferred stock securities of two large regional/national banks and one Michigan bank holding company; and $10.5 million of trust preferred securities (TRUPs) comprised primarily of a 100% interest in a TRUP of a non-public bank holding company in Michigan.

The Corporation uses a third-party pricing service as its primary source for obtaining market value prices for its investment securities portfolio. On a quarterly basis, the Corporation validates the reasonableness of prices received from the third-party pricing service through independent price verification on a representative sample of investment securities in the portfolio, data integrity validation through comparison of current market prices to prior period market prices, and performing overall analytical expectations of movement in market prices based upon the changes in the related yield curves and other market factors. On a periodic basis, the Corporation reviews the pricing methodology of the third-party pricing vendor for pricing relevant investment securities and results of internal control assessments.

The Corporation's investment securities portfolio with a carrying value of $868.1 million at September 30, 2012, had gross impairment of $8.2 million at that date. Management believed that the unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates on the investment securities and market illiquidity and not as a result of credit-related issues. Accordingly, at September 30, 2012, the Corporation believed the impairment in its investment securities portfolio was temporary in nature and, therefore, no impairment loss was realized in the Corporation's consolidated statement of income for the nine months ended September 30, 2012. However, other-than-temporary impairment (OTTI) may occur in the future as a result of material declines in the fair value of investment securities resulting from market, credit, economic or other conditions. A further discussion of the assessment of potential impairment and the Corporation's process that resulted in the conclusion that the impairment was temporary in nature follows.

At September 30, 2012, the Corporation's investment securities portfolio had gross impairment of $8.2 million comprised as follows: GSA securities, residential MBSs and CMOs, combined, with gross impairment of $0.6 million; state and political subdivisions securities with gross impairment of $1.7 million; corporate bonds with gross impairment of $0.6 million; and TRUPs with gross impairment of $5.3 million. The amortized costs and fair values of investment securities are disclosed in Note 3 to the consolidated financial statements.

GSA securities, residential MBSs and CMOs, included in the available-for-sale investment securities portfolio, with a combined amortized cost of $501.2 million had gross impairment of $0.6 million at September 30, 2012. Virtually all of the impaired investment securities in these categories are backed by the full faith and credit of the U.S. government or a guarantee of a U.S. government agency or government sponsored enterprise. The Corporation determined that the impairment on these investment securities was attributable to the slight reduction in market interest rates since these investment securities were purchased. The Corporation concluded that the impairment of its GSA securities, residential MBSs and CMOs was temporary in nature at September 30, 2012.

State and political subdivisions securities, included in the available-for-sale and the held-to-maturity investment securities portfolios, with an amortized cost of $260.7 million had gross impairment of $1.7 million at September 30, 2012. The majority of these investment securities are from issuers primarily located in the State of Michigan and are general obligations of the issuer, meaning that repayment of these obligations is funded by general tax collections of the issuer. The gross impairment was attributable to impaired state and political subdivisions securities with an amortized cost of $73.1 million that generally mature beyond 2013. It was the Corporation's assessment that the impairment on these investment securities was attributable to the slight reduction in market interest rates since these investment securities were purchased and illiquidity in the market for these investment securities caused by the market's perception of the Michigan economy. The Corporation concluded that the impairment of its state and political subdivisions securities was temporary in nature at September 30, 2012.

Corporate bonds, included in the available-for-sale investment securities portfolio, with an amortized cost of $82.2 million had gross impairment of $0.6 million at September 30, 2012. All of the corporate bonds held at September 30, 2012 were of an investment grade. The investment grade ratings of all of the corporate bonds indicated that the obligors' capacities to meet their financial commitments was “strong.” It was the Corporation's assessment that the impairment on the corporate bonds was attributable to the slight reduction in market interest rates since these investment securities were purchased and the recent negative market perception of the financial industry and not due to credit-related issues. The Corporation concluded that the impairment of its corporate bonds was temporary in nature at September 30, 2012.

At September 30, 2012, the Corporation held two TRUPs in the held-to-maturity investment securities portfolio, with a combined amortized cost of $10.5 million that had gross impairment of $5.3 million. One TRUP, with an amortized cost of $10.0 million, represents a 100% interest in a TRUP of a non-public bank holding company in Michigan that was purchased in the second quarter of 2008. At September 30, 2012, the Corporation determined that the fair value of this TRUP was $5.0 million. The second TRUP, with an amortized cost of $0.5 million, represents a 10% interest in the TRUP of another non-public bank holding company in Michigan. At September 30, 2012, the Corporation determined the fair value of this TRUP was $0.2 million. The fair value measurements of the two TRUP investments were developed based upon market pricing observations of much larger banking institutions in an illiquid market, adjusted by risk measurements. The fair values of the Corporation's TRUPs were based on calculations of discounted cash flows, and further based upon both observable inputs and appropriate risk adjustments that market participants would make for performance, liquidity and issuer specifics. See the additional discussion of the development of the fair values of the TRUPs in Note 3 to the consolidated financial statements. Management reviewed available financial information of the issuers of the TRUPs as of September 30, 2012.

The issuer of the $10.0 million TRUP reported net income in each of the first three quarters of 2012 and in each of the three years ended December 31, 2011 and was categorized as well-capitalized under applicable regulatory requirements during that time. Based on an analysis of financial information provided by the issuer, it was the Corporation's opinion that, as of September 30,

2012, this issuer appeared to be a financially sound financial institution with sufficient liquidity to meet its financial obligations in 2012. There have been no material adverse changes in the issuer's financial performance since the TRUP was issued and purchased by the Corporation and no indication that any material adverse trends were developing that would suggest that the issuer would be unable to make all future principal and interest payments under the TRUP. Quarterly common stock cash dividends have consistently been paid by the issuer and the Corporation understands that the issuer's management anticipates cash dividends to continue to be paid in the future. All scheduled interest payments on this TRUP have been made on a timely basis. The principal of $10.0 million of this TRUP matures in 2038, with interest payments due quarterly. At September 30, 2012, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer or its subsidiaries. In reviewing all reasonably available information regarding the issuer, including past performance and its financial and liquidity position, it was the Corporation's opinion that the future cash flows of the issuer supported the carrying value of the TRUP at its original cost of $10.0 million at September 30, 2012. While the total fair value of the TRUP was $5.0 million below the Corporation's amortized cost at September 30, 2012, the Corporation concluded that, based on the overall financial condition of the issuer, the impairment was temporary in nature at September 30, 2012.

The issuer of the $0.5 million TRUP reported a small amount of net income in 2011 and the first six months of 2012, compared to net losses reported in both 2010 and 2009. At September 30, 2012, the issuer was categorized as well-capitalized under applicable regulatory requirements. All scheduled interest payments on this TRUP have been made on a timely basis. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly. At September 30, 2012, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer of this TRUP or any subsidiary. In reviewing all reasonably available financial information regarding the $0.5 million TRUP, it was the Corporation's opinion that the carrying value of this TRUP at its original cost of $0.5 million was supported by the issuer's financial position at September 30, 2012. While the fair value of the TRUP was $0.3 million below the Corporation's amortized cost at September 30, 2012, the Corporation concluded that the impairment was temporary in nature at September 30, 2012.

At September 30, 2012, the Corporation expected to fully recover the entire amortized cost basis of each impaired investment security in its investment securities portfolio at that date. Furthermore, at September 30, 2012, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation would not have to sell any of its impaired investment securities before a full recovery of amortized cost. However, there can be no assurance that OTTI losses will not be recognized on the TRUPs or on any other investment security in the future.

Loans

The Corporation's loan portfolio is comprised of commercial, real estate commercial, real estate construction and land development loans, referred to as the Corporation's commercial loan portfolio, and real estate residential, consumer installment and home equity loans, referred to as the Corporation's consumer loan portfolio. At September 30, 2012, the Corporation's loan portfolio was $4.02 billion and consisted of loans in the commercial loan portfolio totaling $2.16 billion, or 54% of total loans, and loans in the consumer loan portfolio totaling $1.86 billion, or 46% of total loans. Loans at fixed interest rates comprised 72% of the Corporation's total loan portfolio at both September 30, 2012 and June 30, 2012, compared to 71% at December 31, 2011 and 73% at September 30, 2011.

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

Total loans were $4.02 billion at September 30, 2012, an increase of $57 million, or 1.4%, from total loans of $3.96 billion at June 30, 2012, an increase of $188 million, or 4.9%, from total loans of $3.83 billion at December 31, 2011 and an increase of $259 million, or 6.9%, from total loans of $3.76 billion at September 30, 2011. The increases in total loans were attributable to a combination of improving economic conditions and higher loan demand, as well as the Corporation increasing its market share.

A summary of the composition of the Corporation's loan portfolio, by major loan category, follows:

	September 30, 2012	June 30, 2012	December 31, 2011	September 30, 2011
	(In thousands)
Commercial loan portfolio:
Commercial	$951,938	$915,352	$895,150	$858,969
Real estate commercial	1,117,073	1,119,655	1,071,999	1,056,092
Real estate construction and land development	90,882	94,227	118,176	119,829
Subtotal	2,159,893	2,129,234	2,085,325	2,034,890
Consumer loan portfolio:
Real estate residential	880,295	873,214	861,716	840,044
Consumer installment and home equity	978,971	959,894	884,244	885,492
Subtotal	1,859,266	1,833,108	1,745,960	1,725,536
Total loans	$4,019,159	$3,962,342	$3,831,285	$3,760,426
A discussion of the Corporation’s loan portfolio by category follows.
Commercial Loan Portfolio

The Corporation's commercial loan portfolio is comprised of commercial loans, real estate commercial loans, real estate construction loans and land development loans. The Corporation's commercial loan portfolio is well diversified across business lines and has no concentration in any one industry. The commercial loan portfolio of $2.16 billion at September 30, 2012 included 62 loan relationships of $5.0 million or greater. These 62 loan relationships totaled $499 million and represented 23% of the commercial loan portfolio at September 30, 2012 and included 12 loan relationships that had outstanding balances of $10 million or higher, totaling $150 million, or 7%, of the commercial loan portfolio at that date. Further, the Corporation had 11 loan relationships at September 30, 2012 with loan balances greater than $5.0 million and less than $10 million, totaling $89 million, that had unfunded credit commitments totaling $52 million that, if advanced, could result in a loan relationship of $10 million or more.

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

Commercial loans were $951.9 million at September 30, 2012, an increase of $36.6 million, or 4.0%, from commercial loans of $915.4 million at June 30, 2012, an increase of $56.8 million, or 6.3%, from commercial loans of $895.2 million at December 31, 2011 and an increase of $93.0 million, or 10.8%, from commercial loans of $859.0 million at September 30, 2011. Commercial loans represented 23.7% of the Corporation's loan portfolio at September 30, 2012, compared to 23.1%, 23.3% and 22.8% at June 30, 2012, December 31, 2011 and September 30, 2011, respectively.

Real estate commercial loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Real estate commercial loans were $1.12 billion at September 30, 2012, a decrease of $2.6 million from real estate commercial loans at June 30, 2012, although an increase of $45.1 million, or 4.2%, from real estate commercial loans of $1.07 billion at December 31, 2011 and an increase of $61.0 million, or 5.8%, from real estate commercial loans of $1.06 billion at September 30, 2011. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 60%, 37% and 3%, respectively, of the Corporation's real estate commercial loans outstanding at September 30, 2012. Real estate commercial loans represented 27.8% of the Corporation's loan portfolio at September 30, 2012, compared to 28.3%, 28.0% and 28.1% at June 30, 2012, December 31, 2011 and September 30, 2011, respectively.

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

The Corporation generally attempts to mitigate the risks associated with commercial and real estate commercial lending by, among other things, lending primarily in its market areas, lending across industry lines, not developing a concentration in any one line of business and using prudent loan-to-value ratios in the underwriting process. Michigan's economy showed signs of improvement during 2011 and the first nine months of 2012, resulting in lower loan delinquencies compared to the previous three years. However, the economy in the State of Michigan continues to be strained by low levels of economic growth in many areas, resulting in commercial and residential real estate foreclosures continuing to remain higher than historical averages. Accordingly, management expects real estate foreclosures to remain elevated despite improvements in Michigan's economy. It is management's belief that the loan portfolio is generally well-secured, despite declining market values for all types of real estate in the State of Michigan and nationwide over the past three years.

Real estate construction and land development loans are primarily originated for construction of commercial properties and land development. Land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Real estate construction loans often convert to a real estate commercial loan at the completion of the construction period; however, most land development loans are originated with the intention that the loans will be repaid through the sale of finished properties by the developers within twelve months of the completion date. Real estate construction and land development loans were $90.9 million at September 30, 2012, a decrease of $3.3 million, or 3.5%, from real estate construction and land development loans of $94.2 million at June 30, 2012, a decrease of $27.3 million, or 23.1%, from real estate construction and land development loans of $118.2 million at December 31, 2011 and a decrease of $28.9 million, or 24.2%, from real estate construction and land development loans of $119.8 million at September 30, 2011. The Corporation's land development loans totaled $34.8 million, $39.7 million, $44.8 million and $47.0 million at September 30, 2012, June 30, 2012, December 31, 2011 and September 30, 2011, respectively, and consisted primarily of loans to develop residential real estate. Real estate construction and land development loans represented 2.3% of the Corporation's loan portfolio at September 30, 2012, compared to 2.4%, 3.1% and 3.2% at June 30, 2012, December 31, 2011 and September 30, 2011, respectively.

Real estate construction lending involves a higher degree of risk than real estate commercial lending and real estate residential lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates, the need to obtain a tenant or purchaser of the property if it will not be owner-occupied or the need to sell developed properties. The Corporation generally attempts to mitigate the risks associated with real estate construction lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. The Corporation's risk in this area has increased since early 2008 due to the weak economic environment within the State of Michigan. While the economy in Michigan began improving in 2011, the sale of lots and units in both residential and commercial development projects remains weak, as customer demand also remains low, resulting in the inventory of unsold lots and housing units remaining high across the State of Michigan and resulting in the inability of most developers to sell their finished developed lots and units within their original expected time frames. Accordingly, the Corporation's land development borrowers have sold only a small percentage of their developed lots or units since early 2008 due to the unfavorable economic environment. At September 30, 2012, $10.5 million, or 30%, of the Corporation's $34.8 million of land development loans were impaired, whereby the Corporation determined it was probable that the full amount of principal and interest would not be collected on these loans in accordance with their original contractual terms.
Consumer Loan Portfolio

The Corporation's consumer loan portfolio is comprised of real estate residential loans, consumer installment loans and home equity loans and lines of credit.

Real estate residential loans consist primarily of one- to four-family residential loans with fixed interest rates of fifteen years or less. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance.

Real estate residential loans were $880.3 million at September 30, 2012, an increase of $7.1 million, or 0.8%, from real estate residential loans of $873.2 million at June 30, 2012, an increase of $18.6 million, or 2.2%, from real estate residential loans of $861.7 million at December 31, 2011 and an increase of $40.3 million, or 4.8%, from real estate residential loans of $840.0 million at September 30, 2011. Real estate residential loans have historically involved the least amount of credit risk in the Corporation's loan portfolio, although the risk on these loans has increased with the increase in the unemployment rate in the State of Michigan and the decrease in real estate property values in the State of Michigan. Real estate residential loans also include loans to consumers for the construction of single family residences that are secured by these properties. Real estate residential construction loans to consumers were $23.8 million at September 30, 2012, compared to $28.8 million at June 30, 2012, $21.6 million at December

31, 2011 and $16.9 million at September 30, 2011. Real estate residential loans represented 21.9% of the Corporation's loan portfolio at September 30, 2012, compared to 22.0%, 22.5% and 22.3% at June 30, 2012, December 31, 2011 and September 30, 2011, respectively.

During the first nine months of 2012, the Corporation originated $386 million of real estate residential loans, of which it retained $161 million in its loan portfolio, with the majority of the real estate residential loan originations attributable to refinances of existing loans as real estate residential loans increased only $19 million during that time. The demand for longer term fixed interest rate real estate residential loans was high in 2011 and the first nine months of 2012 due to the historical low level of long-term interest rates. The Corporation has historically sold fixed interest rate real estate residential loans originated with maturities of fifteen years and over in the secondary market. However, due to a general low level of loan demand across its market areas, the Corporation retained $63 million of fixed interest rate real estate residential loans with terms of fifteen years in its loan portfolio during the first nine months of 2012, compared to $99 million for all of 2011. At September 30, 2012, $286 million, or 33%, of the Corporation's real estate residential loans were at fixed interest rates with maturities beyond beyond five years, compared to $277 million, or 32%, at June 30, 2012 and $268 million, or 31%, at December 31, 2011.

The Corporation's consumer installment and home equity loans (collectively referred to as consumer loans) consist of relatively small loan amounts to consumers to finance personal items, primarily automobiles, recreational vehicles, boats and home improvements. Consumer loans are spread across many individual borrowers, which minimizes the risk per loan transaction. Consumer installment loans include indirect loans for automobiles, recreational vehicles and marine vehicles purchased from dealerships. Home equity loans, including home equity lines of credit, are comprised of loans to consumers who utilize equity in their personal residence, including junior lien mortgages, as collateral to secure the loan or line of credit. Collateral values on properties securing consumer loans are negatively impacted by many factors, including the physical condition of the collateral and property values, although losses on consumer loans are often more significantly impacted by the unemployment rate and other economic conditions.

Consumer loans were $979.0 million at September 30, 2012, an increase of $19.1 million, or 2.0%, from consumer loans of $959.9 million at June 30, 2012, an increase of $94.7 million, or 10.7%, from consumer loans of $884.2 million at December 31, 2011 and an increase of $93.5 million, or 10.6%, from consumer loans of $885.5 million at September 30, 2011. The significant increase in consumer loans during 2012 was primarily attributable to Chemical Bank's spring loan program, combined with an increase in demand for consumer loans. Chemical Bank's spring loan program in 2012 generally consisted of direct and indirect consumer loans with interest rates starting at 1.99%, depending on the credit rating of the borrower. As a result of the success of the spring loan program, Chemical Bank began a fall consumer loan program in September 2012 with interest rates similar to the spring loan program. At September 30, 2012, approximately 46% of consumer loans were secured by the borrowers' personal residences (of which approximately 40% were first lien mortgages and 60% were junior lien mortgages), 25% by automobiles, 19% by recreational vehicles, 8% by marine vehicles and the remaining 2% was mostly unsecured. Consumer loans represented 24.4% of the Corporation's loan portfolio at September 30, 2012, compared to 24.2%, 23.1% and 23.5% at June 30, 2012, December 31, 2011 and September 30, 2011, respectively.

Consumer loans generally have shorter terms than residential mortgage loans, but generally involve more credit risk than real estate residential lending because of the type and nature of the collateral. The Corporation originates consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer lending collections are dependent on the borrowers' continuing financial stability and are more likely to be affected by adverse personal situations. The unemployment rate in the State of Michigan was 9.3% at September 30, 2012, up from 8.6% at June 30, 2012, unchanged from December 31, 2011 and down from 10.2% at September 30, 2011, although still higher than the national average of 7.8% at September 30, 2012.

The Corporation experienced decreases in losses on consumer loans, with net loan losses totaling 51 basis points (annualized) of average consumer loans during the first nine months of 2012, compared to 59 basis points of average consumer loans in 2011, with the decrease primarily attributable to fewer losses on the Corporation's home equity loans and lines of credit. Net losses on the Corporation's home equity loans and lines of credit totaled 41 basis points (annualized) during the first nine months of 2012, compared to 55 basis points in 2011, while net losses on the Corporation's remaining consumer loans (direct and indirect loans secured by personal property or unsecured) totaled 60 basis points (annualized) during the first nine months of 2012, compared to 61 basis points in 2011. The credit risk on home equity loans and lines of credit has historically been low as property values of residential real estate had historically increased year over year. However, the credit risk on home equity loans and lines of credit secured by junior liens increased during the years 2008-2010 as property values declined throughout the State of Michigan. While Michigan's economy has shown signs of improvement, an increase in property values in Michigan has been slow to follow. The majority of the Corporation's home equity lines of credit are comprised of loans with payments of interest only until their maturity. Home equity lines of credit have original maturities up to ten years. Home equity lines of credit comprised 19% of the Corporation's consumer loans at September 30, 2012, compared to 20% at June 30, 2012, and 21% at both December 31, 2011 and September 30, 2011.

Nonperforming Assets

Nonperforming assets include nonperforming loans, which consist of originated loans for which the accrual of interest has been discontinued (nonaccrual loans), originated loans that are past due as to principal or interest by 90 days or more and still accruing interest and originated loans that have been modified under troubled debt restructurings (TDRs) where a concession has been granted to the borrower due to a decline in credit quality of the loan and the borrower has not satisfied the Corporation's payment policy (as described below) to be considered performing. Nonperforming assets also include assets obtained through foreclosures and repossessions, including foreclosed and repossessed assets acquired as a result of the OAK acquisition. The Corporation transfers an originated loan that is 90 days or more past due to nonaccrual status (except for loans that are secured by residential real estate, which are transferred at 120 days past due), unless it believes the loan is both well-secured and in the process of collection. TDRs continue to be reported as nonperforming loans until a six-month payment history of principal and interest payments is sustained in accordance with the terms of the loan modification, at which time the loan is no longer considered a nonperforming asset and the Corporation moves the loan to a performing TDR status.

Nonperforming assets were $110.3 million at September 30, 2012, a decrease of $6.0 million, or 5.1%, from $116.3 million at June 30, 2012, a decrease of $21.5 million, or 16%, from $131.8 million at December 31, 2011 and a decrease of $38.8 million, or 26%, from $149.1 million at September 30, 2011. Nonperforming assets represented 2.0%, 2.2%, 2.5% and 2.7%, of total assets at September 30, 2012, June 30, 2012, December 31, 2011 and September 30, 2011, respectively. The decreases in nonperforming assets are a sign of improvement in the credit quality of the Corporation's loan portfolio and the improving economic climate in Michigan that began in 2011. However, the Corporation's levels of nonperforming assets have remained elevated, compared to historical levels, due to the unfavorable economic climate within the State of Michigan that has existed for more than four years, which resulted in cash flow difficulties being encountered by many business and consumer loan customers. The Corporation's nonperforming assets are not concentrated in any one industry or any one geographical area within Michigan, other than $8.4 million in nonperforming land development loans. At September 30, 2012, there were four commercial loan relationships exceeding $2.5 million, totaling $14.6 million, which were in nonperforming status. Based on declines in both residential and commercial real estate appraised values due to the weakness in the Michigan economy over the past several years, management continues to evaluate and, when appropriate, obtain new appraisals or discount appraised values to compute net realizable values of nonperforming real estate secured loans and other real estate properties. While the economic climate within Michigan has shown signs of improvement, it is management's belief that nonperforming assets will remain at elevated levels through the remainder of 2012 and beyond.

The following schedule provides a summary of nonperforming assets, including the composition of nonperforming loans by major loan category.

	September 30, 2012	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Nonaccrual loans:
Commercial	$15,217	$12,673	$10,726
Real estate commercial	41,311	41,691	44,438
Real estate construction and land development	6,664	3,485	6,190
Real estate residential	11,307	12,613	12,573
Consumer installment and home equity	3,825	3,994	4,467
Total nonaccrual loans	78,324	74,456	78,394
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	273	300	1,381
Real estate commercial	247	269	374
Real estate construction and land development	—	—	287
Real estate residential	431	840	752
Consumer installment and home equity	1,147	1,157	1,023
Total accruing loans contractually past due 90 days or more as to interest or principal payments	2,098	2,566	3,817
Nonperforming TDRs:
Commercial loan portfolio	6,553	11,691	14,675
Consumer loan portfolio	3,902	4,098	9,383
Total nonperforming TDRs	10,455	15,789	24,058
Total nonperforming loans	90,877	92,811	106,269
Other real estate and repossessed assets(1)	19,467	23,509	25,484
Total nonperforming assets	$110,344	$116,320	$131,753
Nonperforming loans as a percent of total loans	2.26%	2.34%	2.77%
Nonperforming assets as a percent of total assets	1.98%	2.17%	2.47%

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held-for-sale, including properties acquired as a result of the OAK acquisition.

The following schedule summarizes changes in nonaccrual loans during the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of period	$74,456	$105,350	$78,394	$102,962
Additions during period	16,944	12,541	42,387	52,003
Principal balances charged off	(3,663)	(7,413)	(12,965)	(22,605)
Transfers to other real estate/repossessed assets	(3,339)	(7,063)	(8,994)	(11,368)
Returned to accrual status	(1,060)	(6,542)	(9,440)	(12,884)
Payments received	(5,014)	(5,761)	(11,058)	(16,996)
Balance at end of period	$78,324	$91,112	$78,324	$91,112

The following schedule provides the composition of nonperforming loans by major loan category.

	September 30, 2012		June 30, 2012		December 31, 2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	$18,044	20%	$17,257	19%	$15,684	15%
Real estate commercial	43,803	48	47,729	51	55,791	53
Real estate construction and land development	8,418	9	5,123	6	6,596	6
Subtotal-commercial loan portfolio	70,265	77	70,109	76	78,071	74
Consumer loan portfolio:
Real estate residential	15,640	17	17,551	18	22,708	21
Consumer installment and home equity	4,972	6	5,151	6	5,490	5
Subtotal-consumer loan portfolio	20,612	23	22,702	24	28,198	26
Total nonperforming loans	$90,877	100%	$92,811	100%	$106,269	100%

Total nonperforming loans were $90.9 million at September 30, 2012, a decrease of $1.9 million, or 2.1%, compared to $92.8 million at June 30, 2012 and a decrease of $15.4 million, or 14%, compared to $106.3 million at December 31, 2011. The Corporation's nonperforming loans in the commercial loan portfolio were $70.3 million at September 30, 2012, an increase of $0.2 million, or 0.2%, from $70.1 million at June 30, 2012 and a decrease of $7.8 million, or 10%, from $78.1 million at December 31, 2011. Nonperforming loans in the commercial loan portfolio comprised 77% of total nonperforming loans at September 30, 2012, compared to 76% of total nonperforming loans at June 30, 2012 and 74% of total nonperforming loans at December 31, 2011. The Corporation's nonperforming loans in the consumer loan portfolio were $20.6 million at September 30, 2012, a decrease of $2.1 million, or 9.2%, from $22.7 million at June 30, 2012 and a decrease of $7.6 million, or 27%, from $28.2 million at December 31, 2011.
Nonperforming Loans — Commercial Loan Portfolio

The following schedule presents data related to nonperforming loans in the commercial loan portfolio by dollar amount at September 30, 2012, June 30, 2012 and December 31, 2011.

	September 30, 2012		June 30, 2012		December 31, 2011
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
$5,000,000 or more	1	$6,083	1	$6,161	1	$6,906
$2,500,000 – $4,999,999	3	8,477	2	5,171	2	5,192
$1,000,000 – $2,499,999	10	16,081	12	18,874	14	23,516
$500,000 – $999,999	21	15,448	20	14,652	19	13,565
$250,000 – $499,999	29	10,068	35	12,218	39	13,738
Under $250,000	167	14,108	151	13,033	177	15,154
Total	231	$70,265	221	$70,109	252	$78,071

Nonperforming commercial loans were $18.0 million at September 30, 2012, an increase of $0.7 million, or 4.6%, from $17.3 million at June 30, 2012 and an increase of $2.4 million, or 15%, from $15.7 million at December 31, 2011. Nonperforming commercial loans comprised 1.9% of total commercial loans at both September 30, 2012 and June 30, 2012, compared to 1.8% at December 31, 2011. Nonperforming commercial loans were not concentrated in any single industry.

Nonperforming real estate commercial loans were $43.8 million at September 30, 2012, a decrease of $3.9 million, or 8.2%, from $47.7 million at June 30, 2012 and a decrease of $12.0 million, or 21%, from $55.8 million at December 31, 2011. Nonperforming real estate commercial loans comprised 3.9% of total real estate commercial loans at September 30, 2012, compared to 4.3% at June 30, 2012 and 5.2% at December 31, 2011. Nonperforming real estate commercial loans secured by owner occupied real estate, non-owner occupied real estate and vacant land totaled $24.2 million, $12.6 million and $7.0 million, respectively, at September 30, 2012, and comprised 4.2%, 4.1% and 23.7%, respectively, of total owner occupied real estate, non-owner occupied real estate and vacant land loans included in the Corporation's originated real estate commercial loans at September 30, 2012. At September 30, 2012, the Corporation's nonperforming real estate commercial loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation's market areas. The largest concentration of the $43.8 million in nonperforming real estate commercial loans at September 30, 2012 was one customer relationship totaling $5.8 million that was secured by a combination of vacant land and non-owner occupied commercial real estate. This same customer relationship had another $0.3 million included in nonperforming real estate construction and land development loans and $0.4 million included in nonperforming real estate residential loans. At September 30, 2012, $8.6 million of the nonperforming real estate commercial loans were in various stages of foreclosure with 28 borrowers. Challenges remain in the Michigan economy, despite some signs of improvement, thus creating a difficult business environment for many lines of business across the state.

Nonperforming real estate construction and land development loans were $8.4 million at September 30, 2012, an increase of $3.3 million, or 64%, from $5.1 million at June 30, 2012 and an increase of $1.8 million, or 28%, from $6.6 million at December 31, 2011. The significant increase in nonperforming real estate construction and land development loans was due primarily to one loan relationship totaling $3.4 million moving to nonaccrual status during the third quarter of 2012. Nonperforming real estate construction and land development loans comprised 9.3% of total real estate construction and land development loans at September 30, 2012 compared to 5.4% at June 30, 2012 and 5.6% at December 31, 2011. At September 30, 2012, all of the nonperforming real estate construction and land development loans were land development loans secured primarily by residential real estate improved lots and housing units. The $8.4 million of nonperforming loans secured by land development projects represented 34% of total originated land development loans outstanding of $24.5 million at September 30, 2012 and required a specific allocation of the allowance for loan losses of $0.4 million at that date. The economy in Michigan has adversely impacted housing demand throughout the state since 2008 and, accordingly, a significant percentage of the Corporation's residential real estate development borrowers have experienced cash flow difficulties associated with a significant decline in sales of both lots and residential real estate.
Nonperforming Loans — Consumer Loan Portfolio

Nonperforming real estate residential loans were $15.6 million at September 30, 2012, a decrease of $1.9 million, or 11%, from $17.5 million at June 30, 2012 and a decrease of $7.1 million, or 31%, from $22.7 million at December 31, 2011. Nonperforming real estate residential loans comprised 1.8% of total real estate residential loans at September 30, 2012, compared to 2.0% at June 30, 2012 and 2.6% at December 31, 2011. At September 30, 2012, a total of $4.7 million of nonperforming real estate residential loans were in various stages of foreclosure.

Nonperforming consumer installment and home equity loans were $5.0 million at September 30, 2012, a decrease of $0.2 million, or 3.5%, from $5.2 million at June 30, 2012 and a decrease of $0.5 million, or 9.4%, from $5.5 million at December 31, 2011. Nonperforming consumer loans comprised 0.5% of total consumer loans at both September 30, 2012 and June 30, 2012 compared to 0.6% at December 31, 2011.
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

The Corporation's loans reported as TDRs continue to accrue interest at the loan's effective interest rate as the Corporation expects to collect the remaining principal balance of the loan. The Corporation recognizes interest income on TDRs at the loan's original contractual rate at the time of modification. TDRs are reported as a nonperforming loan (nonperforming TDR) until a six-month payment history of principal and interest payments, in accordance with the loan modification, is sustained, at which time the Corporation moves the loans to a performing status (performing TDR). The Corporation's loans reported as TDRs do not include modified loans that are already reported in a nonaccrual status. The Corporation's nonaccrual loans at September 30, 2012, June 30, 2012 and December 31, 2011 included $37.0 million, $33.4 million and $41.8 million, respectively, of these modified loans.

The following summarizes the Corporation's TDRs:

	Performing Status	Nonperforming Status			Total
		Current	Past Due 31-90 Days	Subtotal
	(In thousands)
September 30, 2012
Commercial loan portfolio	$14,750	$5,044	$1,509	$6,553	$21,303
Consumer loan portfolio	15,656	3,825	77	3,902	19,558
Total TDRs	$30,406	$8,869	$1,586	$10,455	$40,861
June 30, 2012
Commercial loan portfolio	$12,082	$11,435	$256	$11,691	$23,773
Consumer loan portfolio	14,301	3,730	368	4,098	18,399
Total TDRs	$26,383	$15,165	$624	$15,789	$42,172
December 31, 2011
Commercial loan portfolio	$4,765	$13,770	$905	$14,675	$19,440
Consumer loan portfolio	15,629	7,275	2,108	9,383	25,012
Total TDRs	$20,394	$21,045	$3,013	$24,058	$44,452

The Corporation's TDRs in the commercial loan portfolio generally consist of loans where the Corporation has allowed borrowers to temporarily defer scheduled principal payments and make interest only payments for a short period of time (generally six months to one year) at the stated interest rate of the original loan agreement or lower payments due to a modification of the loan's contractual terms. The Corporation does not expect to incur a loss on these loans based on its assessment of the borrowers' expected cash flows, and accordingly, no additional provision for loan losses has been recognized related to these loans. These TDRs are individually evaluated for impairment and transferred to nonaccrual status if conditions change and it is probable that any remaining principal and interest payments due on the loans will not be collected in accordance with the modified contractual terms of the loans. Once the borrowers under these TDRs have made at least six consecutive months of principal and interest payments under a formal modification agreement that follows the temporary deferral period, the loans are classified by the Corporation as performing TDRs. The outstanding balance of nonperforming TDRs in the commercial loan portfolio was $6.6 million, $11.7 million and $14.7 million at September 30, 2012, June 30, 2012 and December 31, 2011, respectively. The decrease in nonperforming TDRs in the commercial loan portfolio during the three and nine months ended September 30, 2012 was primarily due to loans being moved to nonaccrual status as a result of borrower default. At September 30, 2012, June 30, 2012 and December 31, 2011, the Corporation had $14.8 million, $12.1 million and $4.8 million, respectively, of performing TDRs in the commercial loan portfolio due to the borrowers' sustained repayment histories.

A summary of changes in the Corporation's TDRs in the commercial loan portfolio for the three and nine months ended September 30, 2012 follows:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
	(In thousands)
Balance at beginning of period	$12,082	$11,691	$23,773	$4,765	$14,675	$19,440
Additions for modifications	—	2,091	2,091	—	10,793	10,793
Transfers to performing TDR status	3,356	(3,356)	—	11,111	(11,111)	—
Transfers to nonperforming TDR status	(451)	451	—	(1,361)	1,361	—
Principal payments and pay-offs	(237)	(627)	(864)	(351)	(851)	(1,202)
Transfers from (to) nonaccrual status	—	(3,697)	(3,697)	586	(8,314)	(7,728)
Balance at end of period	$14,750	$6,553	$21,303	$14,750	$6,553	$21,303

The Corporation's TDRs in the consumer loan portfolio generally consist of loans where the Corporation has reduced a borrower's monthly payments by decreasing the interest rate charged on the loan (generally ranging from 3% to 5%) for a specified period of time (generally 24 months). These loans are moved to nonaccrual status if the loan becomes 90 days past due as to principal or interest, or sooner if conditions warrant. Once the borrowers under these TDRs have made at least six consecutive months of principal and interest payments, they are classified as performing TDRs. The outstanding balance of nonperforming TDRs in the consumer loan portfolio was $3.9 million, $4.1 million and $9.4 million at September 30, 2012, June 30, 2012 and December 31, 2011, respectively. At September 30, 2012, June 30, 2012 and December 31, 2011, the Corporation had $15.7 million, $14.3 million and $15.6 million, respectively, of performing TDRs in the consumer loan portfolio due to the borrowers' sustained repayment histories. The reduction in performing TDRs in the consumer portfolio during the third quarter of 2012 was primarily attributable to TDRs that had reached the end of their initial modification term being refinanced at a market rate of interest, and thus no longer deemed a TDR by the Corporation. The Corporation recognized $0.1 million and $0.2 million of additional provision for loan losses during the three and nine months ended September 30, 2012, respectively, related to impairment on its TDRs (as a result of the temporary reduction in the borrowers' interest rates) at the time the loans were modified based on the present value of expected future cash flows discounted at the loan's original effective interest rate.

The Corporation's cumulative redefault rate as of September 30, 2012 on its TDRs, which represents the percentage of TDRs that transferred to nonaccrual status since the Corporation began such modifications in 2009, was 24% for TDRs in the commercial loan portfolio and 15% for TDRs in the consumer loan portfolio.
Other Real Estate and Repossessed Assets

Other real estate and repossessed assets are components of nonperforming assets that include other real estate (ORE), comprised of residential and commercial real estate and land development properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and repossessed assets, comprised of other personal and commercial assets acquired by repossession. ORE totaled $19.0 million at September 30, 2012, a decrease of $4.0 million, or 17%, from $23.0 million at June 30, 2012 and a decrease of $5.9 million, or 24%, from $24.9 million at December 31, 2011. The decrease in ORE during the third quarter of 2012 was primarily attributable to the sale of one ORE property, which consisted of vacant land with a carrying value of $4.1 million. This ORE property was obtained as a result of the Corporation receiving a deed in lieu of foreclosure on this property during the fourth quarter of 2010 that was attributable to a loan acquired in the Corporation's acquisition of Byron Bank. This loan was impaired at the acquisition date and was recorded at the estimated fair value of collateral at that time. Repossessed assets totaled $0.5 million at both September 30, 2012 and June 30, 2012 compared to $0.6 million at December 31, 2011.

The following schedule provides the composition of ORE:

	September 30, 2012	June 30, 2012	December 31, 2011
	(In thousands)
Composition of ORE:
Vacant land	$3,035	$6,954	$7,565
Commercial properties	9,469	9,020	9,565
Residential real estate properties	5,958	6,432	6,171
Residential development properties	527	603	1,587
Total ORE	$18,989	$23,009	$24,888

The following schedule summarizes ORE activity during the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of period	$23,009	$24,607	$24,888	$27,510
Additions	3,235	8,460	9,185	14,545
Write-downs to fair value	(424)	(625)	(819)	(1,549)
Dispositions	(6,831)	(3,763)	(14,265)	(11,827)
Balance at end of period	$18,989	$28,679	$18,989	$28,679

The Corporation's ORE is carried at the lower of cost or fair value less estimated cost to sell. The Corporation's $19.0 million of ORE at September 30, 2012 included five ORE properties with a carrying value of $0.5 million or more totaling $3.0 million. The historically large inventory of real estate properties for sale across the State of Michigan has resulted in an increase in the Corporation's carrying time and cost of holding ORE. Consequently, the Corporation had $10.3 million in ORE at September 30, 2012 that had been held in excess of one year, of which $3.5 million had been held in excess of three years. Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and the Corporation had $13.4 million of nonperforming loans that were in the process of foreclosure at September 30, 2012, it is anticipated that the level of the Corporation's ORE will remain at elevated levels.

All of the Corporation's ORE properties have been written down to fair value through a charge-off against the allowance for loan losses at the time the loan was transferred to ORE or through a subsequent write-down, recorded as an operating expense, to recognize a further market value decline of the property after the initial transfer date. In addition, ORE properties acquired in the acquisition of OAK were recorded at fair value at the date of acquisition. Accordingly, at September 30, 2012, the carrying value of ORE of $19.0 million was reflective of $30.5 million in charge-offs, write-downs or fair value adjustments, and represented 38% of the contractual loan balance remaining at the time the property was transferred to ORE.

During the nine months ended September 30, 2012, the Corporation sold 148 ORE properties for net proceeds of $16.0 million. On an average basis, the net proceeds from these sales represented 118% of the carrying value of the property at the time of sale, although the net proceeds represented 48% of the remaining loan balance at the time the Corporation received title to the properties.

Nonperforming assets at September 30, 2012, June 30, 2012 and December 31, 2011 did not include acquired loans totaling $9.4 million, $13.6 million and $17.4 million, respectively, even though they were not performing in accordance with the loan's original contractual terms. The risk of credit loss on these loans was recognized as part of the fair value adjustment recorded at the acquisition date. Acquired loans not performing in accordance with the loans' original contractual terms are included in the Corporation's impaired loan schedule in Note 4 to the consolidated financial statements.

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

Impaired loans totaled $128.6 million at September 30, 2012, a decrease of $1.6 million, or 1.2%, compared to $130.2 million at June 30, 2012 and a decrease of $11.6 million, or 8.3%, compared to $140.2 million at December 31, 2011. A summary of impaired loans at September 30, 2012, June 30, 2012 and December 31, 2011 follows:

	September 30, 2012	June 30, 2012	December 31, 2011
	(In thousands)
Originated impaired loans:
Commercial loan portfolio:
Nonaccrual loans	$63,192	$57,849	$61,354
Nonperforming TDRs	6,553	11,691	14,675
Performing TDRs	14,750	12,082	4,765
Subtotal	84,495	81,622	80,794
Consumer loan portfolio:
Nonaccrual loans	15,132	16,607	17,040
Nonperforming TDRs	3,902	4,098	9,383
Performing TDRs	15,656	14,301	15,629
Subtotal	34,690	35,006	42,052
Total originated impaired loans	119,185	116,628	122,846
Acquired loans not performing in accordance with original contractual terms	9,391	13,555	17,375
Total impaired loans	$128,576	$130,183	$140,221

After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, it was determined that impaired nonaccrual loans of the commercial loan portfolio totaling $29.4 million at September 30, 2012 required a specific allocation of the allowance for loan losses (valuation allowance), compared to $24.8 million at June 30, 2012 and $27.3 million at December 31, 2011. The Corporation's nonperforming and performing TDRs in the commercial loan portfolio did not require a valuation allowance as the Corporation expects to collect the full principal and interest owed on each of the loans in accordance with their modified terms.

The following schedule summarizes impaired loans in the commercial loan portfolio and the related valuation allowance at September 30, 2012, June 30, 2012 and December 31, 2011 and partial loan charge-offs (confirmed losses) taken on these impaired loans:

	Amount	Valuation Allowance	Confirmed Losses	Cumulative Inherent Loss Percentage
	(Dollars in thousands)
September 30, 2012
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$17,160	$5,225	$—	30%
With valuation allowance and charge-offs	12,204	2,785	3,513	40
With charge-offs and no valuation allowance	24,541	—	16,248	40
Without valuation allowance or charge-offs	30,590	—	—	—
Total	84,495	$8,010	$19,761	27%
Impaired acquired loans	9,391
Total impaired loans in the commercial loan portfolio	$93,886
June 30, 2012
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$14,088	$4,176	$—	30%
With valuation allowance and charge-offs	10,758	3,285	2,711	45
With charge-offs and no valuation allowance	30,269	—	16,373	35
Without valuation allowance or charge-offs	26,507	—	—	—
Total	81,622	$7,461	$19,084	26%
Impaired acquired loans	13,555
Total impaired loans in the commercial loan portfolio	$95,177
December 31, 2011
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$12,658	$3,717	$—	29%
With valuation allowance and charge-offs	14,656	4,865	2,640	43
With charge-offs and no valuation allowance	25,407	—	19,015	43
Without valuation allowance or charge-offs	28,073	—	—	—
Total	80,794	$8,582	$21,655	30%
Impaired acquired loans	17,375
Total impaired loans in the commercial loan portfolio	$98,169

The Corporation's valuation allowance for impaired loans of the commercial loan portfolio was $8.0 million at September 30, 2012, an increase of $0.5 million from $7.5 million at June 30, 2012 and a decrease of $0.6 million from $8.6 million at December 31, 2011. Confirmed losses represent partial loan charge-offs on impaired loans due primarily to the receipt of a recent third-party property appraisal indicating the value of the collateral securing the loan is below the loan balance and management believes full collection of the loan balance is not likely.

The Corporation generally does not recognize a valuation allowance for impaired loans in the consumer loan portfolio as these loans are comprised of smaller-balance homogeneous loans that are collectively evaluated for impairment. However, the Corporation had a valuation allowance attributable to TDRs in the consumer loan portfolio of $0.7 million at September 30, 2012, June 30, 2012 and December 31, 2011, related to the reduction in the present value of expected future cash flows for these loans discounted at their original effective interest rate.

Impaired loans included acquired loans totaling $9.4 million, $13.6 million and $17.4 million at September 30, 2012, June 30, 2012 and December 31, 2011, respectively, that were not performing in accordance with the original contractual terms of the loans. These individual loans did not require a valuation allowance as they were initially recorded at fair value, which included an estimate for credit losses, and are subsequently evaluated for further credit deterioration in loan pools. A portion of the allowance for loan losses totaling $0.5 million at September 30, 2012 was allocated to acquired loans due to two consumer loan pools of the fourteen acquired loan pools experiencing a decline in expected cash flows. A portion of the allowance for loan losses totaling $2.2 million at June 30, 2012 and $1.6 million at December 31, 2011 was allocated to acquired loans due primarily to one commercial loan pool of the fourteen acquired loan pools experiencing a decline in expected cash flows. There were no material changes in expected cash flows for the remaining acquired loan pools.

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

The allowance of the acquired loan portfolio was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair value at the date of acquisition, with the estimated fair value including a component for expected credit losses. Acquired loans are subsequently evaluated for further credit deterioration in loan pools, which consist of loans with similar credit risk characteristics. If an acquired loan pool experiences a decrease in expected cash flows, as compared to those expected at the acquisition date, a portion of the allowance is allocated to acquired loans. The Corporation established an allowance on the acquired loan portfolio of $1.6 million in 2011 and increased it by $0.6 million and $0.5 million in the first and third quarters of 2012, respectively. The establishment of the allowance on the acquired loan portfolio was primarily attributable to one of the fourteen acquired loan pools experiencing a decline in expected cash flows. During the third quarter of 2012, the Corporation charged off $2.2 million of one loan relationship in this loan pool. At September 30, 2012, the allowance for loan losses on the acquired loan portfolio was $0.5 million and was related to two consumer loan pools performing slightly below original expectations. There were no material changes in expected cash flows for the remaining acquired loan pools.

Economic conditions in the Corporation's markets, all within Michigan, were generally less favorable than those nationwide during 2011 and the first nine months of 2012. The economy in Michigan has shown signs of improvement, although economic challenges remain and are expected to continue in 2012. Accordingly, management believes net loan losses, delinquencies and nonperforming loans will remain at elevated levels.

The following schedule summarizes information related to the Corporation's allowance for originated loans:

	September 30, 2012	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Allowance for loan losses – originated loans	$84,194	$84,511	$86,733
Allowance for loan losses – acquired loans	500	2,200	1,600
Nonperforming loans	90,877	92,811	106,269
Allowance for originated loans as a percent of:
Total originated loans	2.33%	2.40%	2.60%
Nonperforming loans	93%	91%	82%
Nonperforming loans, net of impaired originated loans for which the expected loss has been charged-off	127%	135%	107%

Deposits

Total deposits were $4.60 billion at September 30, 2012, an increase of $232 million, or 5.3%, from total deposits of $4.37 billion at December 31, 2011, and an increase of $118 million, or 2.6%, from total deposits of $4.48 billion at September 30, 2011. The increase in total deposits from year-end 2011 was primarily attributable to increases in seasonal municipal deposit accounts and noninterest bearing demand deposits that were partially offset by a decrease in certificate of deposit accounts. The increase in total deposits for the twelve-month period ended September 30, 2012 was primarily attributable to increases in interest bearing checking deposits, noninterest bearing demand deposits and savings deposits that were partially offset by a decline in certificate of deposit accounts and the Corporation paying off maturing brokered deposits. The Corporation has experienced a slight change in the mix of deposits over the twelve-month period ended September 30, 2012, with a portion of funds from maturing certificates of deposit being transferred by customers into noninterest bearing demand accounts. Noninterest bearing demand deposits were $952 million at September 30, 2012, compared to $876 million at December 31, 2011 and $891 million at September 30, 2011. In comparison, certificates of deposit were $1.41 billion at September 30, 2012, compared to $1.51 billion at December 31, 2011 and $1.54 billion at September 30, 2011. At September 30, 2012, the Corporation had $75 million in remaining brokered deposits that were acquired in the OAK acquisition. The Corporation intends to continue to use its liquidity to pay off brokered deposits as they mature, with $26 million maturing during the fourth quarter of 2012, $42 million maturing in 2013 and the remainder thereafter.

It is the Corporation's strategy to develop customer relationships that will drive core deposit growth and stability. The Corporation's competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation's markets during 2011 and the first nine months of 2012, the Corporation's efforts to expand its deposit relationships with existing customers, the Corporation's financial strength and a general trend in customers holding more liquid assets have resulted in the Corporation continuing to experience increases in customer deposits. Total deposits increased $141 million, excluding the reduction in maturing brokered deposits, during the twelve months ended September 30, 2012, while during the same time frame, the Corporation experienced a decrease in the average cost of its deposits.

At September 30, 2012, the Corporation's time deposits, which consist of certificates of deposit, totaled $1.41 billion, of which $386 million have stated maturities during the remainder of 2012. The Corporation expects the majority of these maturing time deposits to be renewed by customers. The following schedule summarizes maturities of the Corporation's time deposits during the remainder of 2012 and annual maturities for 2013 and beyond:

	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Maturity schedule:
2012	$385,778	0.74%
2013	579,616	1.19
2014	191,562	1.97
2015 and beyond	256,262	2.10
Total time deposits	$1,413,218	1.34%

Borrowed Funds

Borrowed funds include short-term borrowings and Federal Home Loan Bank (FHLB) advances. Short-term borrowings were $311.5 million, $303.8 million and $302.3 million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively, and were comprised solely of securities sold under agreements to repurchase with customers. Securities sold under agreements to repurchase represent funds deposited by customers that are secured by investment securities that are owned by Chemical Bank, as these deposits are not covered by FDIC insurance. These funds have been a stable source of liquidity for Chemical Bank, much like its core deposit base. As part of the Corporation's focus on relationship banking, it generally accepts these deposits from customers that have an established banking relationship with Chemical Bank. The Corporation's securities sold under agreements to repurchase do not qualify as sales for accounting purposes.

FHLB advances are borrowings from the Federal Home Loan Bank of Indianapolis that are secured by both a blanket security agreement of real estate residential first lien loans with an aggregate book value equal to at least 155% of the advances and FHLB capital stock owned by Chemical Bank. FHLB advances totaled $37.2 million at September 30, 2012, compared to $43.1 million at December 31, 2011 and $46.0 million at September 30, 2011. At September 30, 2012, the carrying value of real estate residential first lien loans eligible for collateral under the blanket security agreement was $827 million.

The scheduled maturities of FHLB advances outstanding at September 30, 2012 were as follows: 2012 - $3.0 million; 2013 - $28.0 million; 2014 - $5.7 million; 2015 - $0.5 million.

At September 30, 2012, the Corporation's additional borrowing availability through the FHLB, based on the amount of FHLB stock owned by the Corporation and subject to the FHLB's credit requirements and policies, was $304 million. At September 30, 2012, the Corporation had agreements in place to obtain up to $32.5 million in additional liquidity through borrowings from the Federal Reserve Bank's discount window at the Corporation's discretion.
Credit-Related Commitments
The Corporation has credit-related commitments that may impact its liquidity. The following schedule summarizes the Corporation's credit-related commitments and expected expiration dates by period as of September 30, 2012. Because many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit	$495,314	$111,752	$59,402	$55,631	$722,099
Loan commitments	297,303	—	—	—	297,303
Standby letters of credit	25,601	16,874	55	225	42,755
Total credit-related commitments	$818,218	$128,626	$59,457	$55,856	$1,062,157

Capital

Total shareholders' equity was $598.1 million at September 30, 2012, compared to $571.7 million at December 31, 2011 and $577.0 million at September 30, 2011. Total shareholders' equity as a percentage of total assets was 10.7% at both September 30, 2012 and December 31, 2011, compared to 10.6% at September 30, 2011. The Corporation's tangible equity, which is defined as total shareholders' equity less goodwill and other acquired intangible assets, totaled $481.7 million, $454.2 million and $458.8 million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. The Corporation's tangible equity to assets ratio was 8.8% at September 30, 2012, compared to 8.7% at December 31, 2011 and 8.6% at September 30, 2011.

The Corporation and Chemical Bank continue to maintain strong capital positions, which significantly exceeded the minimum levels prescribed by the Federal Reserve at September 30, 2012, as shown in the following schedule:

	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Actual Capital Ratios:
Chemical Financial Corporation	9.4%	12.4%	13.6%
Chemical Bank	9.2	12.1	13.4
Minimum required for capital adequacy purposes	4.0	4.0	8.0
Minimum required for “well-capitalized” capital adequacy purposes	5.0	6.0	10.0

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

Net interest income (FTE) was $48.2 million in the third quarter of 2012, compared to $47.7 million in the second quarter of 2012 and $47.6 million in the third quarter of 2011. The presentation of net interest income on an FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $1.2 million for both of the three month periods ended September 30, 2012 and June 30, 2012, compared to $1.3 million for the three month period ended September 30, 2011. These adjustments were computed using a 35% federal income tax rate.

Changes in the Corporation's net interest income are influenced by a variety of factors, including changes in the level and mix of interest-earning assets and interest-bearing liabilities, the level and direction of interest rates, the difference between short-term and long-term interest rates (the steepness of the yield curve) and the general strength of the economies in the Corporation's markets. Risk management plays an important role in the Corporation's level of net interest income. The ineffective management of credit risk, and more significantly interest rate risk, can adversely impact the Corporation's net interest income. Management monitors the Corporation's consolidated statement of financial position to reduce the potential adverse impact on net interest income caused by significant changes in interest rates. The Corporation's policies in this regard are further discussed under the subheading “Market Risk.”

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 3.25% at the end of 2008 and has remained at this historically low rate through September 30, 2012. The prime interest rate has historically been 300 basis points higher than the federal funds rate. The Federal Reserve's Open Market Committee (FOMC) has indicated that it will potentially keep the federal funds rate between zero and 0.25% through the end of 2014, and therefore, the prime interest rate is expected to remain at or near its current historical low level of 3.25% during 2012. The majority of the Corporation's variable interest rate loans in the commercial loan portfolio are tied to the prime rate.

Net interest income (FTE) of $48.2 million in the third quarter of 2012 was $0.5 million, or 1.0%, higher than net interest income (FTE) of $47.7 million in the second quarter of 2012, with the increase primarily attributable to one additional day during the third quarter and an increase in average loans of $80 million, or 2.0%, that was partially offset by the net impact of interest-earning assets and interest-bearing liabilities repricing during the quarter. The net interest margin in the third quarter of 2012 was 3.76%, compared to 3.80% in the second quarter of 2012. The average yield on interest-earning assets decreased nine basis points to 4.19% in the third quarter of 2012, from 4.28% in the second quarter of 2012. The average cost of deposits and borrowed funds decreased five basis points to 0.46% in the third quarter of 2012 from 0.51% in the second quarter of 2012. The decreases in the yield on interest-earning assets and the cost of funds were primarily attributable to the continued historical low interest rate environment and the repricing of loans and deposits to current market interest rates upon maturity or renewal.

Net interest income (FTE) of $48.2 million in the third quarter of 2012 was $0.6 million, or 1.2%, higher than net interest income (FTE) of $47.6 million in the third quarter of 2011, with the increase primarily attributable to an increase in average loans of $225 million, or 5.9%, between the two quarters that was partially offset by the net impact of interest-earning assets and interest-bearing liabilities repricing during the twelve months ended September 30, 2012. Net interest margin was 3.76% in the third quarter of 2012, compared to 3.80% in the third quarter of 2011. The average yield on interest-earning assets decreased 22 basis points to 4.19% in the third quarter of 2012, from 4.41% in the third quarter of 2011. The average cost of deposits and borrowed funds decreased 19 basis points to 0.46% in the third quarter of 2012, from 0.65% in the third quarter of 2011. The decreases in the yield on interest-earning assets and the cost of funds were primarily attributable to the continued historical low interest rate environment, the repricing of loans and deposits to current market interest rates upon maturity or renewal and a slight change in the mix of deposits resulting from a portion of funds from maturing time deposit accounts being transferred by customers to noninterest-bearing demand accounts. Accordingly, average time deposits of $1.43 billion in the third quarter of 2012 were $124 million, or 7.9%, less than in the third quarter of 2011, while average noninterest-bearing accounts were $980 million in the third quarter of 2012 were $118 million, or 13.7%, higher than in the third quarter of 2011.

Net interest income (FTE) of $143.3 million for the nine months ended September 30, 2012 was $2.7 million, or 1.9%, higher than net interest income (FTE) of $140.6 million for the nine months ended September 30, 2011. The increase was primarily attributable to an increase of $196 million in the average volume of loans outstanding during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.

The Corporation is primarily funded by core deposits, which is a lower-cost funding base than wholesale funding and historically has had a positive impact on the Corporation's net interest income and net interest margin. Based on the current historically low level of market interest rates and the Corporation's current low levels of interest rates on its core deposit transaction accounts, further market interest rate reductions would likely not result in a significant decrease in interest expense.

The following schedules present the average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on an FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the three months ended September 30, 2012, June 30, 2012 and September 30, 2011 and the nine months ended September 30, 2012 and 2011.

Average Balances, Tax Equivalent Interest and Effective Yields and Rates* (Dollars in thousands)

	Three Months Ended
	September 30, 2012			June 30, 2012			September 30, 2011
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
Assets
Interest-Earning Assets:
Loans**	$4,001,117	$48,807	4.86%	$3,921,546	$48,375	4.96%	$3,776,572	$50,291	5.29%
Taxable investment securities	685,580	2,458	1.43	701,543	2,587	1.48	615,354	2,335	1.52
Tax-exempt investment securities	191,902	2,221	4.63	185,113	2,232	4.82	172,787	2,299	5.32
Other interest-earning assets	25,572	128	1.99	25,572	380	5.98	25,572	114	1.77
Interest-bearing deposits with unaffiliated banks and others	200,930	136	0.27	210,855	141	0.27	395,095	266	0.27
Total interest-earning assets	5,105,101	53,750	4.19	5,044,629	53,715	4.28	4,985,380	55,305	4.41
Less: Allowance for loan losses	87,796			88,702			91,987
Other Assets:
Cash and cash due from banks	119,107			107,988			122,727
Premises and equipment	67,911			66,763			65,241
Interest receivable and other assets	229,168			229,920			242,601
Total Assets	$5,433,491			$5,360,598			$5,323,962
Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$890,457	$228	0.10%	$833,763	$246	0.12%	$808,236	$313	0.15%
Savings deposits	1,158,985	303	0.10	1,163,412	389	0.13	1,129,822	547	0.19
Time deposits	1,434,738	4,707	1.31	1,461,694	5,024	1.38	1,558,267	6,339	1.61
Short-term borrowings	302,051	105	0.14	318,104	108	0.14	289,986	117	0.16
FHLB advances	37,723	248	2.62	40,780	254	2.51	67,132	413	2.44
Total interest-bearing liabilities	3,823,954	5,591	0.58	3,817,753	6,021	0.63	3,853,443	7,729	0.80
Noninterest-bearing deposits	980,402	—	—	924,759	—	—	862,333	—	—
Total deposits and borrowed funds	4,804,356	5,591	0.46	4,742,512	6,021	0.51	4,715,776	7,729	0.65
Interest payable and other liabilities	37,452			35,213			34,606
Shareholders’ equity	591,683			582,873			573,580
Total Liabilities and Shareholders’ Equity	$5,433,491			$5,360,598			$5,323,962
Net Interest Spread (Average yield earned minus average rate paid)			3.61%			3.65%			3.61%
Net Interest Income (FTE)		$48,159			$47,694			$47,576
Net Interest Margin (Net Interest Income (FTE) divided by total average interest- earning assets)			3.76%			3.80%			3.80%

*	Taxable equivalent basis using a federal income tax rate of 35%.
**	Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

Average Balances, Tax Equivalent Interest and Effective Yields and Rates* (Dollars in thousands)

	Nine Months Ended
	September 30, 2012			September 30, 2011
	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate	Average Balance	Tax Equivalent Interest	Effective Yield/ Rate
Assets
Interest-Earning Assets:
Loans**	$3,921,900	$145,918	4.97%	$3,725,790	$149,970	5.38%
Taxable investment securities	683,611	7,610	1.48	594,125	6,884	1.54
Tax-exempt investment securities	186,539	6,714	4.80	170,381	6,661	5.21
Other interest-earning assets	25,572	638	3.33	26,481	605	3.06
Interest-bearing deposits with unaffiliated banks and others	253,041	505	0.27	442,422	856	0.26
Total interest-earning assets	5,070,663	161,385	4.25	4,959,199	164,976	4.44
Less: Allowance for loan losses	88,362			91,956
Other Assets:
Cash and cash due from banks	113,172			114,685
Premises and equipment	66,981			65,311
Interest receivable and other assets	234,517			244,492
Total Assets	$5,396,971			$5,291,731
Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$868,375	$746	0.11%	$819,606	$1,093	0.18%
Savings deposits	1,161,566	1,086	0.12	1,141,843	1,895	0.22
Time deposits	1,464,673	15,167	1.38	1,570,489	19,640	1.67
Short-term borrowings	313,501	317	0.14	281,254	418	0.20
FHLB advances	40,359	765	2.53	70,990	1,298	2.44
Total interest-bearing liabilities	3,848,474	18,081	0.63	3,884,182	24,344	0.84
Noninterest-bearing deposits	927,038	—	—	808,434	—	—
Total deposits and borrowed funds	4,775,512	18,081	0.51	4,692,616	24,344	0.69
Interest payable and other liabilities	38,488			32,487
Shareholders’ equity	582,971			566,628
Total Liabilities and Shareholders’ Equity	$5,396,971			$5,291,731
Net Interest Spread (Average yield earned minus average rate paid)			3.62%			3.60%
Net Interest Income (FTE)		$143,304			$140,632
Net Interest Margin (Net Interest Income (FTE) divided by total average interest- earning assets)			3.77%			3.79%

*	Taxable equivalent basis using a federal income tax rate of 35%.
**	Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

The following schedules allocate the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities, and changes in average interest rates earned and paid, for the three months ended September 30, 2012 compared to the three months ended June 30, 2012 and September 30, 2011 and for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Volume and Rate Variance Analysis* (In Thousands)

	Three Months Ended
	September 30, 2012			September 30, 2012
	Compared to June 30, 2012			Compared to September 30, 2011
	Increase (Decrease) Due to Changes in		Combined	Increase (Decrease) Due to Changes in		Combined
	Average Volume**	Average Yield/Rate**	Increase/ (Decrease)	Average Volume**	Average Yield/Rate**	Increase/ (Decrease)
Changes in Interest Income on Interest-Earning Assets:
Loans	$1,182	$(750)	$432	$2,768	$(4,252)	$(1,484)
Taxable investment/other assets	(52)	(329)	(381)	268	(131)	137
Tax-exempt investment securities	82	(93)	(11)	245	(323)	(78)
Interest-bearing deposits with unaffiliated banks and others	(5)	—	(5)	(130)	—	(130)
Total change in interest income on interest-earning assets	1,207	(1,172)	35	3,151	(4,706)	(1,555)
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	18	(36)	(18)	16	(101)	(85)
Savings deposits	(3)	(83)	(86)	(1)	(243)	(244)
Time deposits	(77)	(240)	(317)	(469)	(1,163)	(1,632)
Short-term borrowings	(3)	—	(3)	5	(17)	(12)
FHLB advances	(18)	12	(6)	(193)	28	(165)
Total change in interest expense on interest-bearing liabilities	(83)	(347)	(430)	(642)	(1,496)	(2,138)
Total Change in Net Interest Income (FTE)	$1,290	$(825)	$465	$3,793	$(3,210)	$583

*	Taxable equivalent basis using a federal income tax rate of 35%.
**
The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Volume and Rate Variance Analysis* (In Thousands)

	Nine Months Ended
	September 30, 2012
	Compared to September 30, 2011
	Increase (Decrease) Due to Changes in		Combined
	Average Volume**	Average Yield/Rate**	Increase/ (Decrease)
Changes in Interest Income on Interest-Earning Assets:
Loans	$7,418	$(11,470)	$(4,052)
Taxable investment/other assets	987	(228)	759
Tax-exempt investment securities	610	(557)	53
Interest-bearing deposits with unaffiliated banks and others	(383)	32	(351)
Total change in interest income on interest-earning assets	8,632	(12,223)	(3,591)
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	13	(360)	(347)
Savings deposits	(4)	(805)	(809)
Time deposits	(1,231)	(3,242)	(4,473)
Short-term borrowings	48	(149)	(101)
FHLB advances	(579)	46	(533)
Total change in interest expense on interest-bearing liabilities	(1,753)	(4,510)	(6,263)
Total Change in Net Interest Income (FTE)	$10,385	$(7,713)	$2,672

*	Taxable equivalent basis using a federal income tax rate of 35%.
**
The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses (provision) is an increase to the allowance, as determined by management, to provide for probable losses inherent in the originated loan portfolio and for impairment of pools of acquired loans that results from the Corporation experiencing a decrease in expected cash flows of acquired loans during each reporting period.

The provision was $4.5 million in the third quarter of 2012, compared to $4.0 million in the second quarter of 2012 and $6.4 million in the third quarter of 2011, with $0.5 million of the provision in the third quarter of 2012 and $1.3 million of the provision in the third quarter of 2011 applicable to the acquired loan portfolio that was primarily attributable to one of the fourteen acquired loan pools experiencing a decline in expected cash flows.

The Corporation experienced net loan charge-offs of $6.5 million in the third quarter of 2012, compared to $5.1 million in the second quarter of 2012 and $7.4 million in the third quarter of 2011, with $2.2 million of net loan charge-offs in the third quarter of 2012 related to one loan relationship in the acquired loan portfolio. Net loan charge-offs as a percentage of average loans (annualized) were 0.65% in the third quarter of 2012, compared to 0.52% in the second quarter of 2012 and 0.79% in the third quarter of 2011.

Net loan charge-offs in the commercial loan portfolio totaled $4.3 million in the third quarter of 2012 (including $2.2 million of net loan charge-offs attributable to the acquired loan portfolio), compared to $2.8 million in the second quarter of 2012 and $4.5 million in the third quarter of 2011. The commercial loan portfolio's net loan charge-offs in the third quarter of 2012 were not concentrated in any one industry or borrower, except for the $2.2 million of net loan charge-offs related to one loan relationship in the acquired loan portfolio. Net loan charge-offs in the consumer loan portfolio totaled $2.2 million in the third quarter of 2012, compared to $2.3 million in the second quarter of 2012 and $2.9 million in the third quarter of 2011.

The Corporation's provision of $4.5 million in the third quarter of 2012 was $2.0 million lower than net loan charge-offs for the quarter, although was $0.5 million higher than the provision in the second quarter of 2012 of $4.0 million. The provision was $0.5 million higher in the third quarter of 2012, compared to the second quarter of 2012, as a result of a provision of $0.5 million in the third quarter of 2012 applicable to the acquired loan portfolio. The level of the provision in the third quarter of 2012 was reflective of continued improvement in the credit quality of the loan portfolio that included decreases in nonperforming loans and no significant changes in risk grade categories of the commercial loan portfolio.

The Corporation's provision and net loan charge-offs were $13.5 million and $17.1 million, respectively, for the nine months ended September 30, 2012, compared to $20.9 million and $21.7 million, respectively, for the nine months ended September 30, 2011. The reduction in the Corporation's provision for the first nine months of 2012, as compared to the first nine months of 2011, was due to improvement in the credit quality of the Corporation's loan portfolio, including decreases in both net loan charge-offs and nonperforming loans. It is management's belief that the overall credit quality of the Corporation's loan portfolio during the nine months ended September 30, 2012 was positively impacted by an improvement in the economic environment in the State of Michigan, with the state unemployment rate at 9.3% at September 30, 2012, unchanged from December 31, 2011, although down from 10.2% at September 30, 2011.

Noninterest Income
The following summarizes the major components of noninterest income:

	Three Months Ended			Nine Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In thousands)
Service charges and fees on deposit accounts	$5,028	$5,013	$4,780	$14,546	$13,504
Wealth management revenue	2,745	3,169	2,638	8,835	8,430
Electronic banking fees	1,667	1,740	1,713	5,188	4,999
Gain on sale of merchant card services	—	—	—	1,280	—
Mortgage banking revenue	1,457	1,417	1,173	4,059	2,736
Other fees for customer services	610	801	514	1,944	1,944
Insurance commissions	501	481	354	1,357	1,024
Other	54	661	53	784	262
Total noninterest income	$12,062	$13,282	$11,225	$37,993	$32,899

Noninterest income was $12.1 million in the third quarter of 2012, compared to $13.3 million in the second quarter of 2012 and $11.2 million in the third quarter of 2011. Noninterest income in the second quarter of 2012 included $0.6 million from the partial insurance recovery of a 2008 branch cash loss and $0.2 million of other nonrecurring income. Excluding nonrecurring income, noninterest income in the third quarter of 2012 was $0.4 million, or 3.5%, lower than the second quarter, with the decrease attributable to lower wealth management revenue. Noninterest income in the third quarter of 2012 was $0.8 million, or 7.5%, higher than the third quarter of 2011, with the increase primarily attributable to increases in mortgage banking revenue and service charges and fees on deposit accounts.

Service charges and fees on deposit accounts are comprised of overdraft/non-sufficient funds fees, checking account fees and other deposit account charges. Service charges and fees on deposit accounts were $5.0 million in the third quarter of 2012, unchanged compared to the second quarter of 2012 and an increase of $0.2 million, or 5.2%, over the third quarter of 2011. The increase in service charges and fees on deposit accounts over the third quarter of 2011 was due primarily to an increase in business checking account fees. During the second quarter of 2012, the Corporation increased certain service fees it charges for business checking accounts, the first such increase in fourteen years. Overdraft/non-sufficient funds fees included in service charges and fees on deposit accounts were $4.0 million in the third quarter of 2012, compared to $3.9 million in both the second quarter of 2012 and third quarter of 2011.

Wealth management revenue is comprised of investment and other custodial account fees that are largely based on the market value of assets within a trust account, in addition to fees from the sale of investment products through the Chemical Financial Advisors program. Wealth management revenue was $2.7 million in the third quarter of 2012, a decrease of $0.4 million, or 13.4%, from the second quarter of 2012, and an increase of $0.1 million, or 4.1%, over the third quarter of 2011. The decrease in the third quarter of 2012, as compared to the second quarter of 2012, was due primarily to a decrease in other custodial account fees, while the increase over the third quarter of 2011 was due primarily to an increase in equity market performance. Fees from the sale of investment products totaled $0.7 million in the third quarter of 2012 compared to $0.8 million in the second quarter of 2012 and $0.6 million in the third quarter of 2011.

Mortgage banking revenue (MBR) includes revenue from originating, selling and servicing real estate residential loans for the secondary market. MBR was $1.5 million in the third quarter of 2012, unchanged from the second quarter of 2012 and an increase of $0.3 million, or 24.2%, over the third quarter of 2011. The increase over the third quarter of 2011 was due primarily to an increase in the volume of loans sold. The Corporation sold $71 million of real estate residential loans in the secondary market in the third quarter of 2012, compared to $87 million in the second quarter of 2012 and $48 million in the third quarter of 2011.

The Corporation sells loans in the secondary market on both a servicing retained and servicing released basis. The sale of real estate residential loans in the secondary market includes the Corporation entering into residential mortgage loan sale agreements with buyers in the normal course of business. The agreements contain provisions that include various representations and warranties regarding the origination, characteristics and underwriting of the mortgage loans. The recourse of the buyer may result in either indemnification of the loss incurred by the buyer or a requirement for the Corporation to repurchase the loan which the buyer believes does not comply with the representations included in the loan sale agreement. Repurchase demands and loss indemnifications received by the Corporation are reviewed by a senior officer on a loan-by-loan basis to validate the claim made by the buyer. The Corporation maintains a reserve for probable losses expected to be incurred from loans previously sold in the secondary market. This contingent liability was based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the sale of loans in the secondary market and current economic conditions. During the first nine months of 2012, the Corporation was required to repurchase six residential mortgage loans that had been previously sold in the secondary market and incurred loan losses and buyer indemnification expenses of $0.5 million on these loans. During 2011 and 2010, the Corporation was required to repurchase six residential mortgage loans that had been previously sold in the secondary market and incurred loan losses and buyer indemnification expenses of $0.2 million on these loans. The Corporation records loan losses resulting from the repurchase of loans from the secondary market, as well as adjustments to estimates of future probable losses, as part of its MBR in the period incurred. The Corporation's reserve for probable losses was $0.5 million at September 30, 2012, compared to $0.25 million at both June 30, 2012 and December 31, 2011.

Noninterest income was $38.0 million for the nine months ended September 30, 2012, compared to $32.9 million for the nine months ended September 30, 2011. Noninterest income in the first nine months of 2012 included nonrecurring income of $2.1 million. Excluding nonrecurring income, noninterest income for the nine months ended September 30, 2012 was $3.0 million, or 9.2%, higher than the nine months ended September 30, 2011, with the increase primarily due to an increase in service charges and fees on deposit accounts of $1.0 million, or 7.7%, and an increase in MBR of $1.3 million, or 48%. The Corporation sold $229 million of real estate residential loans in the secondary market during the nine months ended September 30, 2012, compared to $147 million during the nine months ended September 30, 2011.

Operating Expenses
The following summarizes the major categories of operating expenses:

	Three Months Ended			Nine Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In thousands)
Salaries and wages	$17,094	$16,748	$15,612	$50,290	$45,531
Employee benefits	3,644	3,791	3,617	11,556	10,091
Equipment and software	3,406	3,127	3,162	9,651	8,994
Occupancy	3,137	2,973	3,093	9,264	9,530
Outside processing / service fees	1,387	1,495	1,474	4,211	4,782
Advertising and marketing	1,187	674	846	2,383	2,034
FDIC insurance premiums	1,060	1,051	1,182	3,221	4,170
Professional fees	800	1,204	648	2,957	3,197
Postage and courier	689	792	732	2,305	2,384
Loan collection costs	589	625	706	1,902	2,705
Other real estate expenses	(39)	47	1,532	687	3,055
Supplies	422	347	416	1,113	1,267
Telephone	408	425	442	1,243	1,191
Intangible asset amortization	367	368	462	1,102	1,452
Donations	239	342	316	1,050	935
Other	1,676	1,528	1,154	4,963	2,878
Total Operating Expenses	$36,066	$35,537	$35,394	$107,898	$104,196

Operating expenses were $36.1 million in the third quarter of 2012, compared to $35.5 million in the second quarter of 2012 and $35.4 million in the third quarter of 2011. Operating expenses in the third quarter and second quarter of 2012 included $0.6 million and $0.5 million, respectively, of acquisition-related expenses applicable to the pending acquisition of branches from Independent Bank. Excluding acquisition-related expenses, operating expenses in the third quarter of 2012 were $0.4 million higher than the second quarter of 2012 and $0.1 million higher than the third quarter of 2011. The increase in operating expenses of $0.4 million from the second quarter of 2012 was primarily attributable to seasonally higher advertising and marking costs. The increase in operating expenses over the third quarter of 2011 was attributable to higher compensation costs and other operating expenses that were almost completely offset by lower credit-related operating expenses and outside process/service fee expenses.

Salaries and wages of $17.1 million in the third quarter of 2012 increased $0.3 million, or 2.1%, over the second quarter of 2012, with the increase primarily attributable to higher commissions paid to mortgage loan originators associated with originating residential real estate loans that the Corporation retained in its loan portfolio. Salaries and wages increased $1.5 million, or 9.5%, over the third quarter of 2011 due primarily to new positions, merit increases and market-based salary adjustments that took effect at the beginning of 2012 and performance-based incentives.

Equipment expense was $3.4 million in the third quarter of 2012 and included $0.1 million of acquisition-related costs. Excluding acquisition-related costs, equipment expense in the third quarter of 2012 increased $0.2 million over the second quarter of 2012 and $0.1 million over the third quarter of 2011, with the increases primarily due to higher software expense and equipment repair and maintenance.

Advertising and marketing expense was $1.2 million in the third quarter of 2012 and included $0.1 million of acquisition-related costs. Excluding acquisition-related costs, advertising and marketing expense increased $0.4 million, or 58%, over the second quarter of 2012, with the increase attributable to seasonally higher costs, and increased $0.2 million, or 26%, over the third quarter of 2011, with the increase attributable to the timing of certain marketing initiatives.

Professional fees expense was $0.8 million in the third quarter of 2012, compared to $1.2 million in the second quarter of 2012 and $0.6 million in the third quarter of 2011. Professional fees expense in the third quarter and second quarter of 2012 included acquisition-related costs of $0.1 million and $0.3 million, respectively. Excluding acquisition-related costs, professional fees expense in the third quarter of 2012 decreased $0.2 million, or 23%, from the second quarter of 2012 and were virtually the same as the third quarter of 2011.

Other real estate (ORE) expenses in the third quarter of 2012 decreased $0.1 million, or 18%, from the second quarter of 2012, with the decrease primarily attributable to lower ORE operating expenses. ORE expenses decreased $1.6 million from the third quarter of 2011, with the decrease attributable to $0.7 million less expense applicable to ORE operating costs and $0.9 million less expense applicable to ORE writedowns and realized gains/losses on ORE sales.

Total operating expenses were $107.9 million during the nine months ended September 30, 2012, compared to $104.2 million during the nine months ended September 30, 2011. The first nine months of 2012 included $1.1 million of acquisition-related expenses, while the first nine months of 2011 included the reversal of $1.5 million of state tax accruals. Excluding these nonrecurring items, total operating expenses during the nine months ended September 30, 2012 were $1.1 million, or 1.1%, higher than the nine months ended September 30, 2011, with the increase primarily due to a $6.2 million, or 11%, increase in employee compensation costs resulting from new positions, merit increases and market-based salary adjustments, that was partially offset by a $3.2 million, or 55%, reduction in net credit-related costs, a $0.9 million, or 23%, reduction in FDIC insurance premiums and a $1.0 million, or 2.4%, net reduction in all other categories of operating expenses.

Income Tax Expense

The Corporation's effective federal income tax rate was 28.8% for the three months ended September 30, 2012, compared to 31.3% and 26.0% for the three months ended June 30, 2012 and September 30, 2011, respectively. The Corporation's effective federal income tax rate was 29.9% and 28.5% for the nine months ended September 30, 2012 and 2011, respectively. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate is primarily a function of the proportion of the Corporation's interest income exempt from federal taxation and other nondeductible expenses relative to pre-tax net income and tax credits.

The Corporation records income tax expense for interim periods based on its best estimate of the effective income tax rate expected to be applicable for the full year. The Corporation recorded income tax expense for the three and nine-month periods ended September 30, 2012 and 2011 using its best estimate of the effective income tax rate expected for the full year and applied that rate on a year-to-date basis.

Liquidity

Liquidity measures the ability of the Corporation to meet current and future cash flow needs in a timely manner. Liquidity risk is the adverse impact on net interest income if the Corporation was unable to meet its cash flow needs at a reasonable cost.

Liquidity is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The Corporation manages its funding needs by maintaining a level of liquid funds through its asset/liability management process. The Corporation's largest sources of liquidity on a consolidated basis are the deposit base that comes from consumer, business and municipal customers within the Corporation's local markets, principal payments on loans, maturing investment securities, cash held at the FRB, unpledged investment securities available-for-sale and federal funds sold. Excluding brokered deposits, total deposits increased $251 million and $141 million during the nine and twelve months ended September 30, 2012, respectively. The Corporation's loan-to-deposit ratio was to 87% at September 30, 2012 compared to 88% at December 31, 2011 and 84% at September 30, 2011. The Corporation had $315 million of cash deposits held at the FRB at September 30, 2012 that were not invested in federal funds sold due to the low interest rate environment, compared to $256 million at December 31, 2011 and $479 million at September 30, 2011. In addition, at September 30, 2012, the Corporation had unpledged investment securities available-for-sale with an amortized cost of $119 million. The Corporation also has available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.

Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB that are generally secured by real estate residential first lien loans. The Corporation considers advances from the FHLB as its primary wholesale source of liquidity. FHLB advances decreased $6 million during the nine months ended September 30, 2012 to $37 million at that date. The Corporation's additional borrowing availability from the FHLB, based on its FHLB capital stock and subject to certain requirements, was $304 million at September 30, 2012. Chemical Bank can also borrow from the FRB's discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At September 30, 2012, Chemical Bank maintained an unused borrowing capacity of $32.5 million with the FRB's discount window based upon pledged collateral as of that date. It is management's opinion that the Corporation's borrowing capacity could be expanded, if deemed necessary, as Chemical Bank has additional borrowing capacity available at the FHLB that could be used if it increased its investment in FHLB capital stock, and Chemical Bank has a significant amount of additional assets that could be used as collateral at the FRB's discount window.

The Corporation manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements. The Corporation's primary source of liquidity is dividends from Chemical Bank.

Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. Such restrictions include, but are not limited to, capital adequacy levels and earnings limitations. Chemical Bank, as a member of the Federal Reserve, may not declare or pay a dividend if the total of all dividends declared in a calendar year exceeds the excess earnings (net income less dividends) during the current calendar year and the prior two calendar years unless the dividend has been approved by the Federal Reserve Board of Governors. At September 30, 2012, Chemical Bank's excess earnings for the current and prior two calendar years totaled $13.2 million. During the nine months ended September 30, 2012, Chemical Bank paid $21.8 million in cash dividends to the Corporation, and the Corporation paid cash dividends to shareholders of $16.8 million. During 2011, Chemical Bank paid $22.0 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $22.0 million. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to the Corporation's shareholders. Over the long term, cash dividends to shareholders are dependent upon earnings, as well as capital requirements, regulatory restraints and other factors affecting Chemical Bank.

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

The Corporation's interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast (base case). At September 30, 2012, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. Additionally, at September 30, 2012, the Corporation projected the change in net interest income of an immediate 400 basis point increase in market interest rates. The Corporation did not project a 400 basis point decrease in interest rates at September 30, 2012 as the likelihood of a decrease in interest rates beyond 200 basis points was considered unlikely given prevailing interest rate levels. These projections were based on the Corporation's assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and real estate residential and consumer loans. The ALCO regularly monitors the Corporation's forecasted net interest income sensitivity to ensure that it remains within established limits.

A summary of the Corporation's interest rate sensitivity at September 30, 2012 follows:

	Gradual Change					Immediate Change
Twelve month interest rate change projection (in basis points)	(200)	(100)	—	100	200	400
Percent change in net interest income vs. constant rates	(3.8)%	(2.1)%	—	0.6%	(0.4)%	(0.3)%

At September 30, 2012, the Corporation's model simulations projected that a 100 basis point increase in interest rates, as previously discussed, would result in a positive variance in net interest income of 0.6%, while 200 and 400 basis point increases would result in negative variances in net interest income of 0.4% and 0.3%, respectively, relative to the base case over the next 12-month period. The Corporation's model simulations at September 30, 2012 also projected that decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.1% and 3.8%, respectively, relative to the base case over the next 12-month period. The likelihood of a decrease in interest rates beyond 100 basis points at September 30, 2012 was considered to be unlikely given prevailing interest rate levels.

Future increases in market interest rates are not expected to have a significant immediate favorable impact on the Corporation's net interest income at the time of such increases because of the low percentage of variable interest rate loans in the Corporation's loan portfolio and a large percentage of variable rate loans at interest rate floors at September 30, 2012. Variable rate loans comprised 28% of the total loan portfolio at September 30, 2012 compared to 29% at December 31, 2011, and 27% at September 30, 2011. Approximately two-thirds of the Corporation's variable interest rate loans were at an interest rate floor and are expected to remain at their floor until they mature or market interest rates rise more than 75 basis points. To reduce the risk of rising interest rates adversely impacting net interest income, the Corporation has positioned its balance sheet to be more asset sensitive by holding some variable rate instruments in its investment securities. Variable rate investment securities at September 30, 2012 were $297 million, or 35% of total investment securities at that date, compared to $308 million, or 36% of total investment securities, at December 31, 2011 and $303 million, or 38% of total investment securities, at September 30, 2011. The FOMC has indicated that it will keep the federal funds rate at between zero and 0.25% through the end of 2014, and therefore, corresponding increases in other market interest rates that are generally tied to the federal funds rate, such as the prime interest rate, are not expected during the remainder of 2012 and throughout 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information concerning quantitative and qualitative disclosures about market risk is contained in the discussion regarding interest rate risk and sensitivity under the captions “Liquidity” and “Market Risk” herein and in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Corporation's market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships are largely determined by market factors that are beyond the Corporation's control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned “Forward-Looking Statements” in this report for a discussion of the limitations on the Corporation's responsibility for such statements. In this discussion, “near term” means a period of one year following the date of the most recent consolidated statement of financial position contained in this report.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this report. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is received, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in the Corporation's internal control over financial reporting that occurred during the nine months ended September 30, 2012 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors

Information concerning risk factors is contained in the discussion in Item 1A, “Risk Factors,” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011. As of the date of this report, the Corporation does not believe that there has been a material change in the nature or categories of the Corporation's risk factors, as compared to the information disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of equity securities by the Corporation during the periods indicated:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period
July 1-31, 2012
Common Stock Repurchase Program	—	$—	—	500,000
Employee Transactions	—	—	N/A	N/A

August 1-31, 2012
Common Stock Repurchase Program	—	—	—	500,000
Employee Transactions	—	—	N/A	N/A

September 1-30, 2012
Common Stock Repurchase Program	—	—	—	500,000
Employee Transactions	351	24.46	N/A	N/A
Total	351	$24.46	—	500,000

In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation's common stock in the open market. The repurchased shares are available for later reissuance in connection with potential future stock dividends, the Corporation's dividend reinvestment plan, employee benefit plans and other general corporate purposes.

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

CHEMICAL FINANCIAL CORPORATION

Date:	November 1, 2012	By:	/s/ David B. Ramaker
David B. Ramaker
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 1, 2012	By:	/s/ Lori A. Gwizdala
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