Form 10-K
period 2012-12-31
CHEMICAL FINANCIAL CORP
filed 2013-02-22
CIK 19612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.
Commission File Number: 000-08185
CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Michigan	38-2022454
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
235 E. Main Street Midland, Michigan	48640
(Address of Principal Executive Offices)	(Zip Code)
(989) 839-5350
(Registrant's Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $1 Par Value Per Share	The NASDAQ Stock Market
(Title of Class)	(Name of each exchange on which registered)
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates of the registrant as of June 30, 2012, determined using the closing price of the registrant's common stock on June 30, 2012 of $21.50 per share, as reported on The NASDAQ Stock Market®, was $550.1 million. The number of shares outstanding of the registrant's Common Stock, $1 par value per share, as of January 31, 2013, was 27,509,625 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of Chemical Financial Corporation for the April 15, 2013 annual shareholders' meeting are incorporated by reference into Part III of this Form 10-K.

CHEMICAL FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and Chemical Financial Corporation (Corporation). Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "judgment," "opinion," "plans," "predicts," "projects," "should," "trend," "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to future levels of loan charge-offs, future levels of provisions for loan losses, real estate valuation, future levels of nonperforming assets, the rate of asset dispositions, future capital levels, future dividends, future growth and funding sources, future liquidity levels, future profitability levels, future deposit insurance premiums, the effects on earnings of future changes in interest rates, the future level of other revenue sources, future economic trends and conditions, future initiatives to expand the Corporation's market share, expected cash flows from acquired loans, future effects of new or changed accounting standards, future opportunities for acquisitions, the impact of branch acquisition transactions on the Corporation's business, opportunities to increase top line revenues, the Corporation's ability to grow its core franchise, and future cost savings. All statements referencing future time periods are forward-looking. Management's determination of the provision and allowance for loan losses; the carrying value of acquired loans, goodwill and mortgage servicing rights; the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment); and management's assumptions concerning pension and other postretirement benefit plans involve judgments that are inherently forward-looking. There can be no assurance that future loan losses will be limited to the amounts estimated. All of the information concerning interest rate sensitivity is forward-looking. The future effect of changes in the financial and credit markets and the national and regional economies on the banking industry, generally, and on the Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.
Risk factors include, but are not limited to, the risk factors described in Item 1A of this report. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

PART I.
Item 1. Business.
General Business
Chemical Financial Corporation (Corporation), headquartered in Midland, Michigan, is a financial holding company registered under the Bank Holding Company Act of 1956 and incorporated in the State of Michigan. At December 31, 2012, the Corporation's consolidated total assets, loans, deposits and shareholders' equity were $5.92 billion, $4.17 billion, $4.92 billion and $596 million, respectively, and the Corporation employed approximately 1,800 full-time equivalent employees. For more information about the Corporation's financial condition and results of operations, see the consolidated financial statements and related notes included in Part II, Item 8 of this report.
The Corporation was incorporated in August 1973. On June 30, 1974, the Corporation acquired Chemical Bank and Trust Company (CBT) pursuant to a reorganization in which the former shareholders of CBT became shareholders of the Corporation. CBT's name was changed to Chemical Bank on December 31, 2005. In addition to the acquisition of CBT, the Corporation has acquired 20 community banks and 36 other branch bank offices through December 31, 2012, including the acquisition of 21 branch bank offices during 2012 and the acquisition of O.A.K. Financial Corporation (OAK) during 2010. The 2012 and 2010 transactions are discussed in more detail under the subheading, "Acquisitions" included in Management's Discussion and Analysis of Financial Condition and Results of Operations. The Corporation has consolidated its acquisitions into a single commercial subsidiary bank, Chemical Bank. Chemical Bank operated through an internal organizational structure of four regional banking units and 15 community banking units as of December 31, 2012.
Chemical Bank directly owns two operating non-bank subsidiaries: CFC Financial Services, Inc. and CFC Title Services, Inc. CFC Financial Services, Inc. is an insurance subsidiary that operates under the assumed name of "Chemical Financial Advisors" and provides mutual funds, annuity products and marketable securities to customers. CFC Title Services, Inc. is an issuer of title insurance to buyers and sellers of residential and commercial mortgage properties, including properties subject to loan refinancing.
The Corporation's business is concentrated in a single industry segment - commercial banking. Chemical Bank offers a full range of traditional banking and fiduciary products and services. These include business and personal checking accounts, savings and individual retirement accounts, time deposit instruments, electronically accessed banking products, residential and commercial real estate financing, commercial lending, consumer financing, debit cards, safe deposit box services, money transfer services, automated teller machines, access to insurance and investment products, corporate and personal wealth management services and other banking services.
The principal markets for the Corporation's products and services are the communities in Michigan where Chemical Bank's branches are located and the areas surrounding these communities. As of December 31, 2012, the Corporation and Chemical Bank served these markets through 162 banking offices located in 38 counties, all in the lower peninsula of Michigan. In addition to the banking offices, Chemical Bank operated two loan production offices and 173 automated teller machines, both on- and off-bank premises, as of December 31, 2012. The Corporation did not have banking offices or provide commercial banking services in the southeast portion of Michigan at December 31, 2012. The southeast portion of Michigan is not part of the Corporation's current or projected markets for the delivery of its products and services.
A summary of the composition of the Corporation's loan portfolio at December 31, 2012, 2011 and 2010 was as follows:

	December 31,
	2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in millions)
Composition of Loans:
Commercial	$1,002.7	24%	$895.2	23%	$819.0	22%
Commercial real estate	1,161.9	28	1,072.0	28	1,077.0	29
Real estate construction and land development	100.2	2	118.2	3	142.6	4
Residential mortgage	883.8	21	861.7	23	798.0	22
Consumer installment and home equity	1,019.1	25	884.2	23	845.0	23
Total composition of loans	$4,167.7	100%	$3,831.3	100%	$3,681.6	100%

The Corporation's loan portfolio totaled $4.17 billion at December 31, 2012, compared to $3.83 billion and $3.68 billion at December 31, 2011 and 2010, respectively. The Corporation's loan portfolio increased $336 million, or 8.8%, during 2012, with commercial loans increasing $107 million, or 12.0%, commercial real estate loans increasing $90 million, or 8.4%, residential mortgage loans increasing $22 million, or 2.6%, and consumer installment and home equity loans increasing $135 million, or 15.3%, while real estate construction and land development loans decreased $18 million, or 15.2%. The Corporation's loan portfolio increased $150 million, or 4.1%, during 2011. The growth in loans during 2012 and 2011 was primarily attributable to a combination of improving economic conditions in Michigan and the Corporation increasing its loan market share in its lending markets. The Corporation also acquired $44 million of loans in conjunction with its 2012 acquisition of 21 branch offices. The Corporation's loan portfolio is not concentrated in any one industry.
The principal source of revenue for the Corporation is interest income and fees on loans, which accounted for 74% of total revenue in 2012 and 76% of total revenue in both 2011 and 2010. Interest income on investment securities is also a significant source of revenue, accounting for 6% of total revenue in 2012, 2011 and 2010. The Corporation has no foreign loans, assets or activities. No material part of the business of the Corporation or Chemical Bank is dependent upon a single customer or very few customers.
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
The Corporation offers services through the Wealth Management department of Chemical Bank. These services include trust, investment management and custodial services; financial and estate planning; and retirement and employee benefit programs. The Wealth Management department had assets under custodial and management arrangements of $2.07 billion, $1.95 billion and $2.02 billion as of December 31, 2012, 2011 and 2010, respectively. The Wealth Management department earns revenue from fees based on the market value of those assets under management, which can fluctuate significantly as the market fluctuates.
Competition
The business of banking is highly competitive. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on loans and fees charged for services) and service (convenience and quality of services rendered to customers). In addition to competition from other commercial banks, banks face significant competition from non-bank financial institutions, including savings and loan associations, credit unions, finance companies, insurance companies and investment firms. Credit unions and finance companies are particularly significant competitors in the consumer loan market. Banks also compete for deposits with a broad range of other types of investments, including mutual funds and annuities. In response to the competition for customers' bank deposits, Chemical Bank, through the Chemical Financial Advisors program, offers a broad array of mutual funds, annuity products, market securities and insurance products through an alliance with an independent, registered broker/dealer. In addition, the Wealth Management department of Chemical Bank offers customers a variety of investment products and services.
Supervision and Regulation
The Corporation and Chemical Bank are subject to extensive supervision and regulation under various federal and state laws. The supervisory and regulatory framework is intended primarily for the protection of depositors and the banking system as a whole, and not for the protection of shareholders and creditors.
Banks are subject to a number of federal and state laws and regulations that have a material impact on their business. These include, among others, minimum capital requirements, state usury laws, state laws relating to fiduciaries, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, the USA Patriot Act, the Bank Secrecy Act, the Foreign Account Tax Compliance Act, Office of Foreign Assets Controls regulations, electronic funds transfer laws, redlining laws, predatory lending laws, antitrust laws, environmental laws, anti-money laundering laws and privacy laws. These laws and regulations can have a significant effect on the operating results of banks.
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

Regulatory Agencies
The Corporation is a legal entity separate and distinct from Chemical Bank. The Corporation is regulated by the Federal Reserve Board (FRB) as a financial holding company and a bank holding company under the Bank Holding Company Act of 1956 (BHC Act). The BHC Act provides for general regulation of financial holding companies by the FRB and functional regulation of banking activities by banking regulators. The Corporation is also under the jurisdiction of the Securities and Exchange Commission (SEC) and is subject to the disclosure and regulatory requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Corporation's common stock is traded on The NASDAQ Stock Market® (NASDAQ) under the symbol CHFC and is subject to the NASDAQ Listing Rules.
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
In order for the Corporation to maintain financial holding company status, both the Corporation and Chemical Bank must be categorized as "well-capitalized" and "well-managed" under applicable regulatory guidelines. If the Corporation or Chemical Bank ceases to meet these requirements, the FRB may impose corrective capital and/or managerial requirements and place limitations on the Corporation's ability to conduct the broader financial activities permissible for financial holding companies. In addition, if the deficiencies persist, the FRB may require the Corporation to divest of Chemical Bank. At December 31, 2012, both the Corporation and Chemical Bank were categorized as "well-capitalized" and "well-managed".
The BHC Act requires prior approval of the FRB for any direct or indirect acquisition of more than 5% of the voting shares of a commercial bank or its parent holding company by the Corporation. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the Corporation's performance record under the Community Reinvestment Act of 1977 (CRA), the Corporation's adherence to banking regulations, and fair lending laws and the effectiveness of the subject organizations in combating money laundering activities.
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
Dividends
The Corporation's primary source of funds is dividends paid to it by Chemical Bank. Federal and state banking laws and regulations limit both the extent to which Chemical Bank can lend or otherwise supply funds to the Corporation and also place certain restrictions on the amount of dividends Chemical Bank may pay to the Corporation.

Chemical Bank is required to obtain prior approval from the FRB for the declaration and payment of dividends to the Corporation if the total of all dividends declared in any calendar year will exceed the total of (i) Chemical Bank's net income (as defined by regulation) for that year plus (ii) the retained net income (as defined by regulation) for the preceding two years. At December 31, 2012, Chemical Bank could declare, without FRB approval, aggregate dividends of approximately $49.1 million from retained net income from the preceding two years. This amount is not necessarily indicative of amounts that may be paid or available to be paid in the future. Chemical Bank declared and paid dividends to the Corporation of $27.6 million and $22.0 million in 2012 and 2011, respectively.
The Corporation and Chemical Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums, which could prohibit the payment of dividends under circumstances where the payment could be deemed an unsafe and unsound banking practice. In addition, federal regulatory authorities have stated that, in the current financial and economic environment, banking organizations should generally pay dividends only out of current operating earnings. Further, the FRB has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.
Source of Strength
Under FRB policy, the Corporation is expected to act as a source of financial strength to Chemical Bank and to commit resources to support Chemical Bank. In addition, if the OFIR deems Chemical Bank's capital to be impaired, OFIR may require Chemical Bank to restore its capital by a special assessment on the Corporation as Chemical Bank's only shareholder. If the Corporation failed to pay any assessment, the Corporation's directors would be required, under Michigan law, to sell the shares of Chemical Bank's stock owned by the Corporation to the highest bidder at either a public or private auction and use the proceeds of the sale to restore Chemical Bank's capital.
Capital Requirements
The Corporation and Chemical Bank are subject to regulatory "risk-based" capital guidelines. Failure to meet these capital guidelines could subject the Corporation or Chemical Bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. In addition, Chemical Bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless it could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.
The Federal Deposit Insurance Corporation Improvement Act (FDICIA) requires, among other things, federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA sets forth the following five capital categories: "well-capitalized," "adequately-capitalized," "undercapitalized," "significantly-undercapitalized" and "critically-undercapitalized." A depository institution's capital category will depend upon how its capital levels compare with various relevant capital measures as established by regulation, which include Tier 1 and total risk-based capital ratio measures and a leverage capital ratio measure.
Federal banking regulators are required to take specified mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Subject to a narrow exception, the banking regulator must generally appoint a receiver or conservator for an institution that is critically undercapitalized. An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. An undercapitalized institution is also generally prohibited from paying any dividends, increasing its average total assets, making acquisitions, establishing any branches, accepting or renewing any brokered deposits or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.
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
At December 31, 2012, the capital ratios of the Corporation and Chemical Bank exceeded the regulatory guidelines for institutions to be categorized as "well-capitalized." Additional information on the Corporation and Chemical Bank's capital ratios may be found under Note 20 to the consolidated financial statements under Item 8 of this report.

FDIC Insurance
The FDIC formed the Deposit Insurance Fund (DIF) in accordance with the Federal Deposit Insurance Reform Act of 2005 (Reform Act). The FDIC implemented the Reform Act to create a stronger and more stable insurance system. The FDIC maintains the insurance reserves of the DIF by assessing depository institutions an insurance premium. The DIF insures deposit accounts of Chemical Bank up to a maximum amount per separately insured depositor. Under the Dodd-Frank Act, the maximum amount of federal deposit insurance coverage permanently increased from $100,000 to $250,000 per depositor, per institution.
FDIC insured depository institutions are required to pay deposit insurance premiums based on the risk an institution poses to the DIF. As required by the Dodd-Frank Act, in February 2011, the FDIC finalized rules, effective for assessments occurring after April 1, 2011, which redefine an institution's assessment base as average consolidated total assets minus average tangible equity. The new rules also establish the general assessment rate for Risk Category 1 institutions, such as Chemical Bank, at 5 to 9 basis points (annualized). Prior to this, an institution's assessment base was average deposits and the assessment rate for Risk Category 1 institutions ranged from 12 to 16 basis points (annualized). The Corporation's FDIC DIF insurance premiums were $4.3 million in 2012, compared to $5.4 million in 2011 and $7.4 million in 2010.
In November 2009, the FDIC required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Accordingly, on December 30, 2009, the Corporation prepaid $19.7 million in risk-based assessments. At December 31, 2012, the Corporation's remaining prepaid FDIC insurance assessments totaled $6.7 million and are available to offset its quarterly assessments through June 30, 2013. The amount remaining at June 30, 2013 is expected to be returned to the Corporation.
Safety and Soundness Standards
As required by FDICIA, the federal banking agencies' prompt corrective action powers impose progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. These actions can include: requiring an insured depository institution to adopt a capital restoration plan guaranteed by the institution's parent company; placing limits on asset growth and restrictions on activities, including restrictions on transactions with affiliates; restricting the interest rates the institution may pay on deposits; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions without prior regulatory approval; and, ultimately, appointing a receiver for the institution.
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
Depositor Preference
The FDIC provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC on behalf of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the United States and the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.
Community Reinvestment Act (CRA)
Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance". The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank that has applied to: (1) obtain deposit insurance coverage for a newly chartered institution, (2) establish a new branch office that will accept deposits, (3) relocate an office, or (4) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or another bank holding company, the FRB will assess the CRA compliance record of each subsidiary bank of the applicant bank holding company, and such compliance records may be the basis for denying the application.

Financial Privacy
Federal banking regulations limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.
Anti-Money Laundering and the USA Patriot Act
A major focus of governmental policy on financial institutions has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (USA Patriot Act) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued, and in some cases proposed, a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.
Office of Foreign Assets Control Regulation
The United States Treasury Department Office of Foreign Assets Control (OFAC) has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. OFAC sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
The Dodd-Frank Act
The Dodd-Frank Act was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, established the new federal Consumer Financial Protection Bureau (CFPB), and requires the CFPB and other federal agencies to implement many new and significant rules and regulations. The CFPB has issued significant new regulations that impact consumer mortgage lending and servicing. Those regulations will become effective in January 2014. In addition, the CFPB is drafting regulations that will change the disclosure requirements and forms used under the Truth in Lending Act and Real Estate Settlement and Procedures Act. Compliance with these new laws and regulations and other regulations under consideration by the CFPB will likely result in additional costs and changes in the products and/or services that are currently being offered, which could be significant and could adversely impact the Corporation's results of operations, financial condition or liquidity.
Incentive Compensation
The regulatory agencies have issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.
The FRB reviews, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Corporation, that are not "large, complex banking organizations." The findings will be included in reports of examination. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Mergers, Acquisitions, Consolidations and Divestitures
The Corporation's strategy for growth includes strengthening its presence in core markets, expanding into contiguous markets and broadening its product offerings, while taking into account the integration and other risks of growth. The Corporation evaluates strategic acquisition opportunities and conducts due diligence activities in connection with possible transactions. As a result, discussions, and in some cases, negotiations may take place and future acquisitions involving cash, debt or equity securities may occur. These generally involve payment of a premium over book value and current market price, and therefore, dilution of book value and net income per share may occur with any future transaction.
On December 7, 2012, Chemical Bank acquired 21 branches from Independent Bank, a subsidiary of Independent Bank Corporation (Ticker: IBCP). In addition to the branch offices, which are located in the Northeast and Battle Creek regions of Michigan, the acquisition included $404 million in deposits and $44 million in loans. The purchase price of the branch offices, including equipment, was $8.1 million and the Corporation paid a premium on deposits of $11.5 million, or approximately 2.85% of total deposits. The loans were purchased at a discount of 1.75%.
On April 30, 2010, the Corporation acquired all of the outstanding stock of O.A.K. Financial Corporation (OAK) for total consideration of $83.7 million. The total consideration consisted of the issuance of 3,529,772 shares of the Corporation's common stock with a total value of $83.7 million based upon a market price per share of $23.70 at the acquisition date, the exchange of 26,425 stock options for the outstanding vested stock options of OAK with a value of the exchange equal to approximately $41,000 at the acquisition date, and approximately $8,000 of cash in lieu of fractional shares.
There were no other business combinations, consolidations or divestitures completed by the Corporation during the three years ended December 31, 2012. However, during the three years ended December 31, 2012, the Corporation opened three branch offices and closed five branch offices. Each branch closure resulted in the transfer of customer accounts to a nearby branch of Chemical Bank.
Availability of Information
The Corporation files reports with the Securities and Exchange Commission (SEC). Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements. The public may read and copy any materials the Corporation files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Corporation's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, but not including exhibits to those reports, may be obtained without charge upon written request to Lori A. Gwizdala, Chief Financial Officer of the Corporation, at P.O. Box 569, Midland, Michigan 48640-0569 and are accessible at no cost on the Corporation's website at www.chemicalbankmi.com in the "Investor Information" section, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies of exhibits may be requested at the cost of 30 cents per page from the Corporation's corporate offices. In addition, interactive copies of the Corporation's 2012 Annual Report on Form 10-K and the 2013 Proxy Statement are available at www.edocumentview.com/chfc.
Item 1A. Risk Factors.
The Corporation's business model is subject to many risks and uncertainties. Although the Corporation seeks ways to manage these risks and develop programs to control those risks that management can, the Corporation ultimately cannot predict the future or control all of the risks to which it is subject. Actual results may differ materially from management's expectations. Some of these significant risks and uncertainties are discussed below. The risks and uncertainties described below are not the only ones that the Corporation faces. Additional risks and uncertainties of which the Corporation is unaware, or that it currently deems immaterial, also may become important factors that adversely affect the Corporation and its business. If any of these risks were to occur, the Corporation's business, financial condition or results of operations could be materially and adversely affected. If this were to happen, the market price of the Corporation's common stock per share could decline significantly.
Investments in the Corporation's common stock involve risk.
The market price of the Corporation's common stock may fluctuate significantly in response to a number of factors, including, among other things:

•	Variations in quarterly or annual results of operations

•	Changes in dividends paid per share

•	Deterioration in asset quality, including declining real estate values

•	Changes in interest rates

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by, or involving, the Corporation or its competitors

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions

•	Regulatory actions, including changes to regulatory capital levels, the components of regulatory capital and how regulatory capital is calculated

•	New regulations that limit or significantly change the Corporation's ability to continue to offer existing banking products

•	Volatility of stock market prices and volumes

•	Issuance of additional shares of common stock or other debt or equity securities of the Corporation

•	Changes in market valuations of similar companies

•	Uncertainties and fluctuations in the financial markets

•	Changes in securities analysts' estimates of financial performance or recommendations

•	New litigation or contingencies or changes in existing litigation or contingencies

•	New technology used, or services offered, by competitors

•	Breaches in information security systems of the Corporation and/or its customers and competitors

•	Changes in accounting policies or procedures required by standard setting or other regulatory agencies

•	New developments in the financial services industry

•	News reports relating to trends, concerns and other issues in the financial services industry

•	Perceptions in the marketplace regarding the financial services industry, the Corporation and/or its competitors

•	Rumors or erroneous information

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts

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
The Corporation maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to net income that represents management's estimate of probable losses that have been incurred within the existing portfolio of loans. The level of the allowance for loan losses reflects management's continuing evaluation of specific credit risks, loan loss experience, current loan portfolio quality, the value of real estate, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Deterioration in economic conditions and declines in real estate values affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation's control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation's allowance for loan losses and may require an increase in the allowance for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Any significant increase in the allowance for loan losses would likely result in a significant decrease in net income and may have a material adverse effect on the Corporation's financial condition and results of operations. See the sections captioned "Allowance for Loan Losses" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 4 - Loans in the notes to consolidated financial statements in Item 8. Financial Statements and Supplementary Data, located elsewhere in this report for further discussion related to the Corporation's process for determining the appropriate level of the allowance for loan losses.
Environmental liability associated with commercial lending could result in losses.
In the course of its business, the Corporation may acquire, through foreclosure, properties securing loans it has originated or purchased that are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, the Corporation might be required to remove these substances from the affected properties at the Corporation's sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. The Corporation may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on the Corporation's business, results of operations and financial condition.

The Corporation is facing increased pressure from purchasers of its residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans.
The Corporation sells fixed rate long-term residential mortgage loans it originates in the secondary market. Purchasers of residential mortgage loans, such as government sponsored entities, are increasing their efforts to seek to require sellers of residential mortgage loans to either repurchase loans previously sold or reimburse purchasers for losses related to loans previously sold when losses are incurred on a loan previously sold due to actual or alleged failure to strictly conform to the purchaser's purchase criteria. As a result, the Corporation is facing increased pressure from purchasers of its residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans and it may face increasing expenses to defend against such claims. If the Corporation is required in the future to repurchase loans previously sold, reimburse purchasers for losses related to loans previously sold, or if it incurs increasing expenses to defend against such claims, the Corporation's financial condition and results of operations would be negatively affected.
The Corporation holds general obligation municipal bonds in its investment securities portfolio. If one or more issuers of these bonds were to become insolvent and default on its obligations under the bonds, it could have a negative effect on the financial condition and results of operations of the Corporation.
Municipal bonds held by the Corporation totaled $269 million at December 31, 2012, and were issued by many different municipalities with no significant concentration in any single municipality. There can be no assurance that the financial conditions of these municipalities will not be materially and adversely affected by future economic conditions. If one or more of the issuers of these bonds were to become insolvent and default on their obligations under the bonds, it could have a negative effect on the financial condition and results of operations of the Corporation.
The Corporation depends upon the accuracy and completeness of information about customers.
In deciding whether to extend credit to customers, the Corporation relies on information provided to it by its customers, including financial statements and other financial information. The Corporation may also rely on representations of customers as to the accuracy and completeness of that information and on reports of independent auditors on financial statements. The Corporation's financial condition and results of operations could be negatively impacted to the extent that the Corporation extends credit in reliance on financial statements that do not comply with generally accepted accounting principles or that are misleading or other information provided by customers that is false or misleading.
General economic conditions, and in particular conditions in the State of Michigan, effect the Corporation's business.
The Corporation is affected by general economic conditions in the United States, although most directly within Michigan. Business activity across a wide range of industries and regions continues to be hampered by stagnant economic conditions. Unemployment levels nationwide and in the State of Michigan remain elevated.
 The Corporation's success depends primarily on the general economic conditions in the State of Michigan and the specific local markets in which the Corporation operates. The local economic conditions in these local markets have a significant impact on the demand for the Corporation's products and services as well as the ability of the Corporation's customers to repay loans, the value of the collateral securing loans and the stability of the Corporation's deposit funding sources. Substantially all of the Corporation's loans are to individuals and businesses in Michigan. Consequently, any prolonged decline in Michigan's economy could have a materially adverse effect on the Corporation's financial condition and results of operations. A significant decline or a prolonged period of the lack of improvement in general economic conditions could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation's financial condition and results of operations.
If the Corporation does not adjust to changes in the financial services industry, its financial performance may suffer.
The Corporation's ability to maintain its financial performance and return on investment to shareholders will depend largely on its ability to continue to grow its loan portfolio and also, in part, on its ability to maintain and grow its core deposit customer base and expand its financial services to its existing and/or new customers. In addition to other banks, competitors include savings and loan associations, credit unions, securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in the economic environment within the State of Michigan, regulation, and changes in technology and product delivery systems. New competitors may emerge to increase the degree of competition for the Corporation's customers and services. Financial services and products are also constantly changing. The Corporation's financial performance will also depend, in part, upon customer demand for its products and services and its ability to develop and offer competitive financial products and services.

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
Changes in interest rates could reduce the Corporation's net income and cash flow.
The Corporation's net income and cash flow depends, to a great extent, on the difference between the interest earned on loans and securities and the interest paid on deposits and other borrowings. Market interest rates are beyond the Corporation's control, and they fluctuate in response to general economic conditions, the policies of various governmental and regulatory agencies and competition. Changes in monetary policy, including changes in interest rates and interest rate relationships, will influence the origination of loans, the purchase of investments, the generation of deposits, the interest received on loans and securities and the interest paid on deposits and other borrowings. Any significant adverse effects of changes in interest rates on the Corporation's results of operations, or any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Corporation's financial condition and results of operations. See the sections captioned "Net Interest Income" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and "Market Risk" in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, located elsewhere in this report, for further discussion related to the Corporation's management of interest rate risk.
The global market crisis has triggered a series of reductions in interest rates. During 2010, 2011 and 2012, the Federal Open Markets Committee (FOMC) kept the target federal funds rate between zero and 0.25%. The low interest rate environment has resulted in lower yields on interest-earning assets, which could have an adverse impact on the Corporation's revenue and results of operations.
The Corporation may be required to pay additional deposit insurance premiums to the FDIC, which could negatively impact earnings.
Depending upon the magnitude of future losses that the FDIC deposit insurance fund suffers, there can be no assurance that there will not be additional premium increases or assessments in order to replenish the fund. The FDIC may need to set a higher base rate schedule based on future financial institution failures and updated failure and loss projections. Potentially higher FDIC assessment rates than those currently projected or special assessments could have an adverse impact on the Corporation's financial condition and results of operations.
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
The Corporation may issue debt and equity securities that are senior to the Corporation's common stock as to distributions and in liquidation, which could negatively affect the value of the Corporation's common stock.
In the future, the Corporation may increase its capital resources by entering into debt or debt-like financing or issuing debt or equity securities, which could include issuances of senior notes, subordinated notes, preferred stock or common stock. In the event of the Corporation's liquidation, its lenders and holders of its debt securities and preferred stock would receive a distribution of the Corporation's available assets before distributions to the holders of the Corporation's common stock. The Corporation's decision to incur debt and issue securities in future offerings may depend on market conditions and other factors beyond its control. The Corporation cannot predict or estimate the amount, timing or nature of its future offerings and debt financings. Future offerings could reduce the value of shares of the Corporation's common stock and dilute a shareholder's interest in the Corporation.
Evaluation of investment securities for other-than-temporary impairment involves subjective determinations and could materially impact the Corporation's financial condition and results of operations.
The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer's net income, projected net income and financial condition or future recovery prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. Estimating future cash flows involves incorporating information received from third-party sources and making internal assumptions and judgments regarding the future performance of the underlying collateral and/or value of the underlying asset and also assessing the probability that an adverse change in future cash flows has occurred. The determination of the amount of other-than-temporary impairments is based upon the Corporation's quarterly evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.
Additionally, the Corporation's management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been less than cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) the Corporation's intent and ability to retain the investment for a period of time sufficient to allow for the recovery of its value; (vii) unfavorable changes in forecasted cash flows on residential mortgage-backed and asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. Impairments to the carrying value of the Corporation's investment securities may need to be taken in the future, which could have a material adverse effect on the Corporation's financial condition and results of operations.
The Corporation may be required to recognize an impairment of goodwill or to establish a valuation allowance against deferred income tax assets, which could have a material adverse effect on the Corporation's financial condition and results of operations.
Goodwill represents the excess of the amounts paid to acquire subsidiaries over the fair value of their net assets at the date of acquisition. The Corporation tests goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the "reporting unit" to which the goodwill relates. Substantially all of the Corporation's goodwill at December 31, 2012 was recorded on the books of Chemical Bank. The fair value of Chemical Bank is impacted by the performance of its business and other factors. If it is determined that the goodwill has been impaired, the Corporation must write-down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write-downs could have a material adverse effect on the Corporation's financial condition and results of operations.
Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management's determination include the performance of the Corporation, including the ability to generate taxable net income. If, based on available information, it is more-likely-than-not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. As of December 31, 2012, the Corporation did not carry a valuation allowance against its deferred tax assets. Future facts and circumstances may require a valuation allowance. Charges to establish a valuation allowance could have a material adverse effect on the Corporation's financial condition and results of operations.
If the Corporation is required to establish a valuation allowance with respect to its mortgage servicing rights asset, its financial condition and results of operations would be negatively affected.
At December 31, 2012, the Corporation's mortgage servicing rights asset had a book value of $3.5 million and a fair value of approximately $4.7 million. Because of the current interest rate environment and the increasing volume of mortgage refinancings, it is possible that the Corporation may have to establish a valuation allowance with respect to its mortgage servicing rights asset in the future. If the Corporation is required in the future to establish a valuation allowance with respect to its mortgage servicing rights asset, the Corporation's financial condition and results of operations could be negatively affected.
The Corporation may be a defendant in a variety of litigation and other actions, which may have a material adverse effect on the Corporation's financial condition and results of operations.
The Corporation and Chemical Bank are regularly involved in a variety of litigation arising out of the normal course of business. The Corporation's insurance may not cover all claims that may be asserted against it, and any claims asserted against it, regardless of merit or eventual outcome, may harm its reputation or cause the Corporation to incur unexpected expenses, which could be material in amount. Should the ultimate expenses, judgments or settlements in any litigation exceed the Corporation's insurance coverage, they could have a material adverse effect on the Corporation's financial condition and results of operations. In addition, the Corporation may not be able to obtain appropriate types or levels of insurance in the future, nor may it be able to obtain adequate replacement policies with acceptable terms, if at all.

The Corporation operates in a highly competitive industry and market area.
The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national and regional banks within the various markets where the Corporation operates, as well as internet banks. The Corporation also faces competition from many other types of financial institutions, including savings and loans associations, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. The Corporation competes with these institutions both in attracting deposits and in making new loans. Technology has lowered barriers to entry into the market and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Corporation's competitors have fewer regulatory constraints and may have lower cost structures, such as credit unions that are not subject to federal income tax. Due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can.
The Corporation's ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets

•	The ability to expand the Corporation's market position

•	The ability to keep up-to-date with technological advancements in both delivering new products and maintaining existing products, while continuing to control operating costs

•	The scope, relevance and pricing of products and services offered to meet customer needs and demands

•	The rate at which the Corporation introduces new products and services relative to its competitors

•	Customer satisfaction with the Corporation's level of service

•	Industry and general economic trends
Failure to perform in any of these areas could significantly weaken the Corporation's competitive position, which could adversely affect the Corporation's growth and profitability and have a material adverse effect on the Corporation's financial condition and results of operations.
Legislative or regulatory changes or actions, or significant litigation, could adversely impact the Corporation or the businesses in which it is engaged.
The financial services industry is extensively regulated. The Corporation and Chemical Bank are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of their operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance fund, and not to benefit the Corporation's shareholders. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact the Corporation or its ability to increase the value of its business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Future regulatory changes or accounting pronouncements may increase the Corporation's regulatory capital requirements or adversely affect its regulatory capital levels. Additionally, actions by regulatory agencies or significant litigation against the Corporation or Chemical Bank could require the Corporation to devote significant time and resources to defending its business and may lead to penalties that materially affect the Corporation and its shareholders.
The soundness of other financial institutions could adversely affect the Corporation.
The Corporation's ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Corporation has exposure to many different industries and counterparties, and it routinely executes transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to losses or defaults by the Corporation or by other institutions. Many of these transactions expose the Corporation to credit risk in the event of default of the Corporation's counterparty or client. In addition, the Corporation's credit risk may be exacerbated when the collateral that it holds cannot be realized or is liquidated at prices insufficient to recover the full amount of the loan. The Corporation can give no assurance that any such losses would not materially and adversely affect its business, financial condition or results of operations.

The Dodd-Frank Act may have a significant impact on the Corporation and results of its operations.
The Dodd-Frank Act was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, established the new federal Consumer Financial Protection Bureau (CFPB), and requires the CFPB and other federal agencies to implement many new and significant rules and regulations. The CFPB has issued significant new regulations that impact consumer mortgage lending and servicing. Those regulations will become effective in January 2014. In addition, the CFPB is drafting regulations that will change the disclosure requirements and forms used under the Truth in Lending Act and Real Estate Settlement and Procedures Act. Compliance with these new laws and regulations and other regulations under consideration by the CFPB will likely result in additional costs and changes in the products and/or services that are currently being offered, which could be significant and could adversely impact the Corporation's results of operations, financial condition or liquidity.
The Corporation's controls and procedures may fail or be circumvented.
Management regularly reviews and updates the Corporation's internal controls and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. A significant failure or circumvention of the Corporation's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Corporation's business, results of operations and financial condition.
Potential acquisitions may disrupt the Corporation's business and dilute shareholder value.
The Corporation seeks merger or acquisition partners, including FDIC assisted acquisitions, that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•
The recording of assets and liabilities of the target company at fair value may materially dilute shareholder value at the transaction date and could have a material adverse effect on the Corporation's financial condition and results of operations

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

•	The diversion of the Corporation's management's attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses

•	The introduction of new products and services into the Corporation's business

•	Potential disruption to the Corporation's business

•	The incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on the Corporation's results of operations

•	The possible loss of key employees and customers of the target company

•	Difficulty in estimating the value of the target company

•	Potential changes in banking or tax laws or regulations that may affect the target company

•	Difficulty or unanticipated expense associated with converting the communication and information systems of the target company to those of the Corporation
The transactions may be more expensive to complete and the anticipated benefits, including cost savings and strategic gains, may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events, including the economic and financial conditions within the State of Michigan.
The Corporation regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, dilution of the Corporation's tangible book value, net income per common share and ownership interest may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on the Corporation's financial condition and results of operations.

If the Corporation cannot raise additional capital when needed, its ability to further expand its operations through organic growth and acquisitions could be materially impaired.
The Corporation is required by federal and state regulatory authorities to maintain specified levels of capital to support its operations. The Corporation may need to raise additional capital to support its continued growth. The Corporation's ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside the Corporation's control, and on its financial performance. The Corporation cannot assure that it will be able to raise additional capital in the future on terms acceptable to the Corporation. If the Corporation cannot raise additional capital when needed, its ability to further expand its operations through organic growth and acquisitions could be materially limited.
The Corporation relies on dividends from Chemical Bank for most of its revenue.
The Corporation is a separate and distinct legal entity from Chemical Bank. It receives substantially all of its revenue from dividends from Chemical Bank. These dividends are the principal source of funds to pay cash dividends on the Corporation's common stock. Various federal and/or state laws and regulations limit the amount of dividends that Chemical Bank may pay to the Corporation. In the event Chemical Bank is unable to pay dividends to the Corporation, the Corporation may not be able to pay cash dividends on its common stock. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to shareholders. Over the long-term, cash dividends to shareholders are dependent upon earnings, as well as capital requirements, regulatory restraints and other factors affecting Chemical Bank. See the section captioned "Supervision and Regulation" in Item 1. Business and Note 20 - Regulatory Capital and Reserve Requirements in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.
Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of computer systems or otherwise, could severely harm the Corporation's business.
As part of its business, the Corporation collects, processes and retains sensitive and confidential client and customer information on behalf of itself and other third parties. Despite the security measures the Corporation has in place for its facilities and systems, and the security measures of its third party service providers, the Corporation may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by the Corporation or by its vendors, could severely damage the Corporation's reputation, expose it to the risks of litigation and liability, disrupt the Corporation's operations and have a material adverse effect on the Corporation's business.
The Corporation's information systems may experience an interruption or breach in security.
The Corporation relies heavily on communications and information systems to conduct its business and deliver its products. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Corporation's customer relationship management, general ledger, deposit, loan and other systems. While the Corporation has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches of the Corporation's information systems or its customers' information or computer systems would not damage the Corporation's reputation, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and financial liability, any of which could have a material adverse effect on the Corporation's financial condition and results of operations.
Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact the Corporation's business.
Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Corporation's ability to conduct business. Such events could affect the stability of the Corporation's deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Corporation to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on the Corporation's business, financial condition and results of operations.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The executive offices of the Corporation and Chemical Bank and certain operations' departments of Chemical Bank are located at 235 E. Main Street in downtown Midland, Michigan, in a three-story, approximately 35,000 square foot office building, owned by the Corporation free from mortgage. The main branch office and certain operations' departments of Chemical Bank are located in a three-story, approximately 74,000 square foot office building in downtown Midland, Michigan at 333 E. Main Street, owned by Chemical Bank free from mortgage. Chemical Bank also leases approximately 30,000 square feet of a building in Midland, Michigan for additional operations' departments under a ten-year lease agreement which extends through 2021.
Chemical Bank also conducted customer banking business from a total of 161 other banking offices and two loan production offices as of December 31, 2012. These offices are located in the lower peninsula of Michigan. Of these offices, 155 are owned by Chemical Bank free from mortgages and 8 are leased from independent parties. The leased property is considered insignificant.
The Corporation considers its properties to be suitable and adequate for its present needs.
Item 3. Legal Proceedings.
As of December 31, 2012, the Corporation was not a party to any material pending legal proceeding. As of December 31, 2012, Chemical Bank was a party, as plaintiff or defendant, to a number of legal proceedings, none of which were considered material, and all of which were considered ordinary routine litigation incidental to its business.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Corporation's common stock is traded on The NASDAQ Stock Market® under the symbol CHFC. As of December 31, 2012, there were approximately 27.5 million shares of the Corporation's common stock issued and outstanding, held by approximately 5,000 shareholders of record. The table below sets forth the range of high and low sales prices for transactions reported on The NASDAQ Stock Market® for the Corporation's common stock for the periods indicated.

	2012		2011
	High	Low	High	Low
First quarter	$24.32	$21.04	$23.04	$19.08
Second quarter	23.77	19.25	20.56	17.85
Third quarter	24.96	20.82	19.43	14.56
Fourth quarter	25.00	20.60	21.80	14.60
The earnings of Chemical Bank are the principal source of funds for the Corporation to pay cash dividends to its shareholders. Accordingly, cash dividends are dependent upon the earnings, capital needs, regulatory constraints, and other factors affecting Chemical Bank. See Note 20 to the consolidated financial statements in Item 8 of this report for a discussion of such limitations. The Corporation has paid regular cash dividends every quarter since it began operation as a bank holding company in 1973. Based on the financial condition of the Corporation at December 31, 2012, management expects the Corporation to pay quarterly cash dividends on its common shares in 2013. However, there can be no assurance as to future dividends because they are dependent on future earnings, capital requirements, regulatory approval and the Corporation's financial condition. On February 19, 2013, the Corporation announced that the board of directors declared a first quarter 2013 cash dividend of $0.21 per share, payable on March 15, 2013.

The following table summarizes the quarterly cash dividends paid to shareholders over the past five years.

	Years Ended December 31,
	2012	2011	2010	2009	2008
First quarter	$0.200	$0.200	$0.200	$0.295	$0.295
Second quarter	0.200	0.200	0.200	0.295	0.295
Third quarter	0.210	0.200	0.200	0.295	0.295
Fourth quarter	0.210	0.200	0.200	0.295	0.295
Total	$0.820	$0.800	$0.800	$1.180	$1.180
Shareholder Return
The following line graph compares Chemical Financial Corporation's cumulative total shareholder return on its common stock over the last five years, assuming the reinvestment of dividends, to the Standard and Poor's ("S&P") 500 Stock Index and the KBW Regional Banking Index (Ticker: KRXTR). Both of these indices are based upon total return (including reinvestment of dividends) and are market-capitalization-weighted indices. The S&P 500 Stock Index is a broad equity market index published by S&P. The KBW Regional Banking Index is published by Keefe, Bruyette & Woods, Inc. (KBW), an investment banking firm that specializes in the banking industry. The KBW Regional Banking Index is composed of 50 mid-cap regional bank holding companies. The line graph assumes $100 was invested on December 31, 2007.

Total Shareholder Return

150
100
50
0
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Chemical Financial Corporation
KBW Regional Banking Index
S&P 500 Stock Index

The dollar values for total shareholder return plotted in the above graph are shown below:

	December 31,
	2007	2008	2009	2010	2011	2012
Chemical Financial Corporation	$100.0	$122.7	$109.7	$106.9	$107.3	$124.0
KBW Regional Banking Index	100.0	81.4	63.4	76.4	72.4	82.0
S&P 500 Stock Index	100.0	63.0	79.7	91.7	93.6	108.6

Equity Compensation Plans
Information about the Corporation's equity compensation plans as of December 31, 2012 is set forth in Part III, Item 12 of this report, and is here incorporated by reference.
The following schedule summarizes the Corporation's total monthly share repurchase activity for the year ended December 31, 2012:

	Issuer Purchases of Equity Securities
Period Beginning on First Day of Month Ended	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
January 31, 2012	—	$—	—	500,000
February 29, 2012	10,570	23.45	—	500,000
March 31, 2012	—	—	—	500,000
April 30, 2012	—	—	—	500,000
May 31, 2012	—	—	—	500,000
June 30, 2012	—	—	—	500,000
July 31, 2012	—	—	—	500,000
August 31, 2012	—	—	—	500,000
September 30, 2012	351	24.46	—	500,000
October 31, 2012	—	—	—	500,000
November 30, 2012	—	—	—	500,000
December 31, 2012	—	—	—	500,000
Total	10,921	$23.48	—

(1)
Includes shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by employees who received shares of the Corporation's common stock in 2012 upon conversion of vested restricted stock performance units and by holders of employee stock options who exercised options in 2012. The Corporation's share-based compensation plans permit employees to use stock to satisfy such obligations based on the market value of the stock on the date of vesting or date of exercise, as applicable.

Item 6. Selected Financial Data.

	Years Ended December 31,
	2012(a)	2011(a)	2010(a)	2009	2008
	(Dollars in thousands, except per share data)
Earnings Summary
Net interest income	$187,545	$183,853	$171,120	$147,444	$145,253
Provision for loan losses	18,500	26,000	45,600	59,000	49,200
Noninterest income	51,872	44,400	42,472	41,119	41,197
Operating expenses	149,109	142,003	136,802	117,610	109,108
Net income	51,008	43,050	23,090	10,003	19,842
Per Common Share Data
Net income — basic	$1.86	$1.57	$0.88	$0.42	$0.83
Net income — diluted	1.85	1.57	0.88	0.42	0.83
Cash dividends declared and paid	0.82	0.80	0.80	1.18	1.18
Book value at end of period	21.69	20.82	20.41	19.85	20.58
Market value at end of period	23.76	21.32	22.15	23.58	27.88
Common shares outstanding at year end	27,499	27,457	27,440	23,891	23,881
Balance Sheet Data (Year End)
Total assets	$5,917,252	$5,339,453	$5,246,209	$4,250,712	$3,874,313
Total loans	4,167,735	3,831,285	3,681,662	2,993,160	2,981,677
Total deposits	4,921,443	4,366,857	4,331,765	3,418,125	2,978,792
Short-term borrowings (customer repurchase agreements)	310,463	303,786	242,703	240,568	233,738
Federal Home Loan Bank advances	34,289	43,057	74,130	90,000	135,025
Total shareholders' equity	596,341	571,729	560,078	474,311	491,544
Balance Sheet Averages
Total assets	$5,442,079	$5,304,098	$4,913,310	$4,066,229	$3,784,617
Total earning assets	5,116,127	4,971,704	4,618,012	3,847,006	3,550,611
Total loans	3,948,407	3,730,795	3,438,550	2,980,126	2,873,151
Total interest-bearing liabilities	3,868,108	3,874,811	3,685,186	3,002,050	2,711,413
Total deposits	4,464,062	4,349,873	4,017,230	3,195,411	2,924,361
Short-term borrowings (customer repurchase agreements)	312,729	287,176	249,731	232,185	196,413
Federal Home Loan Bank advances	39,301	64,257	87,051	116,050	120,171
Total shareholders' equity	587,451	569,521	530,819	483,034	509,100
Performance Ratios
Net interest margin	3.76%	3.80%	3.80%	3.91%	4.16%
Return on average assets	0.94	0.81	0.47	0.25	0.52
Return on average shareholders' equity	8.7	7.6	4.3	2.1	3.9
Efficiency ratio	60.4	60.8	60.7	61.0	58.2
Dividend payout ratio	44.3	51.0	90.9	281.0	142.2
Consolidated Capital Ratios
Average shareholders' equity as a percentage of average assets	10.1%	10.7%	10.8%	11.9%	13.5%
Year end ratios:
Leverage ratio	9.2	9.0	8.4	10.1	11.6
Tier 1 risk-based capital ratio	12.0	12.1	11.6	14.2	15.1
Total risk-based capital ratio	13.2	13.3	12.9	15.5	16.4
Asset Quality
Net loan charge-offs	$22,342	$27,197	$36,911	$35,215	$31,566
Net loan charge-offs as a percentage of average loans	0.57%	0.73%	1.07%	1.18%	1.10%
Year end balances:
Allowance for loan losses — originated loans	$83,991	$86,733	$89,530	$80,841	$57,056
Allowance for loan losses — acquired loans	500	1,600	—	—	—
Total nonperforming loans	90,854	106,269	147,729	135,755	93,328
Total nonperforming assets	109,323	131,753	175,239	153,295	113,251
Year end ratios:
Allowance for loan losses as a percentage of total originated loans	2.22%	2.60%	2.86%	2.70%	1.91%
Allowance for loan losses as a percentage of nonperforming loans	92	82	61	60	61
Nonperforming loans as a percentage of total loans	2.18	2.77	4.01	4.54	3.13
Nonperforming assets as a percentage of total assets	1.85	2.47	3.34	3.61	2.92

(a)
Includes the impact of the acquisition of O.A.K. Financial Corporation (OAK) on April 30, 2010. See Note 2 to the consolidated financial statements in Item 8 of this report for information on the acquisition of OAK.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
BUSINESS OF THE CORPORATION
Chemical Financial Corporation (Corporation) is a financial holding company headquartered in Midland, Michigan with its business concentrated in a single industry segment - commercial banking. The Corporation, through its wholly-owned subsidiary bank, Chemical Bank, offers a full range of traditional banking and fiduciary products and services. These products and services include business and personal checking accounts, savings and individual retirement accounts, time deposit instruments, electronically accessed banking products, residential and commercial real estate financing, commercial lending, consumer financing, debit cards, safe deposit box services, money transfer services, automated teller machines, access to insurance and investment products, corporate and personal wealth management services and other banking services.
The principal markets for the Corporation's products and services are communities in Michigan where the branches of Chemical Bank are located and the areas immediately surrounding those communities. As of December 31, 2012, Chemical Bank served these markets through 162 banking offices located in 38 counties across Michigan's lower peninsula. In addition to its banking offices, Chemical Bank operated two loan production offices and 173 automated teller machines, both on- and off-bank premises. Chemical Bank operates through an internal organizational structure of four regional banking units. Chemical Bank's regional banking units are collections of branch banking offices organized by geographical regions within the State of Michigan.
The principal source of revenue for the Corporation is interest and fees on loans, which accounted for 74% of total revenue in 2012 and 76% of total revenue in both 2011 and 2010. Interest on investment securities is also a significant source of revenue, accounting for 6% of total revenue in 2012, 2011 and 2010. Revenue is influenced by overall economic factors including market interest rates, business and consumer spending, consumer confidence and competitive conditions in the marketplace.
ACQUISITIONS
Acquisition of 21 Branches
On December 7, 2012, Chemical Bank acquired 21 branches from Independent Bank, a subsidiary of Independent Bank Corporation (Ticker: IBCP). In addition to the branch offices, which are located in the Northeast and Battle Creek regions of Michigan, the acquisition included $404 million in deposits and $44 million in loans. The purchase price of the branch offices, including equipment, was $8.1 million and the Corporation paid a premium on deposits of $11.5 million, or approximately 2.85% of total deposits. The loans were purchased at a discount of 1.75%. In connection with the acquisition of the branches, the Corporation recorded $6.8 million of goodwill, which represented the purchase price over the fair value of identifiable net assets acquired, and $5.6 million of other intangible assets attributable to customer core deposits.
Acquisition-related expenses associated with the acquisition of the branches totaled $2.9 million during 2012, which reduced net income per common share by $0.07 in 2012.
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
Acquisition-related expenses associated with the OAK acquisition totaled $4.3 million during 2010, which reduced net income per common share by $0.12 in 2010.

CRITICAL ACCOUNTING POLICIES
The Corporation's consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (GAAP), Securities and Exchange Commission (SEC) rules and interpretive releases and general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions and complex judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value or when a decline in the value of an asset not carried at fair value on the financial statements warrants an impairment write-down or a valuation reserve to be established. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by third-party sources, when available. When third-party sources are utilized, the Corporation's management remains responsible for complying with GAAP. To execute management's responsibilities, the Corporation has processes in place to develop an understanding of the third-party pricing methodologies and to design and implement specific internal controls over valuation. When third-party information is not available, valuation adjustments are estimated by management primarily through the use of internal discounted cash flow analyses, and to the extent available, observable market-based inputs.
The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements included in Item 8 of this report. These policies, along with the disclosures presented in the other notes to the consolidated financial statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations," provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, estimates and assumptions underlying those amounts, management has identified the determination of the allowance for loan losses, accounting for loans acquired in business combinations, pension plan accounting, income and other taxes, the evaluation of goodwill impairment and fair value measurements to be the accounting areas that require the most subjective or complex judgments, and as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Management reviews the following critical accounting policies with the Audit Committee of the board of directors at least annually.
Allowance for Loan Losses
The allowance for loan losses (allowance) is calculated with the objective of maintaining a reserve sufficient to absorb losses inherent in the loan portfolio. Loans represent the Corporation's largest asset type on the consolidated statements of financial position. The determination of the amount of the allowance is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected cash flows and collateral values on impaired loans, estimated losses on loans in the commercial loan portfolio (comprised of commercial, commercial real estate, real estate construction and land development loans) and on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The principal assumption used in deriving the allowance is the estimate of a loss percentage for each type of loan. In determining the allowance and the related provision for loan losses, the Corporation considers four principal elements: (i) specific impairment reserve allocations (valuation allowances) based upon probable losses identified during the review of impaired loans in the commercial loan portfolio, (ii) allocations established for adversely-rated loans in the commercial loan portfolio and nonaccrual residential mortgage, consumer installment and home equity loans, (iii) allocations on all other loans based principally on a five-year historical loan loss experience and loan loss trends, and (iv) an unallocated allowance based on the imprecision in the allowance methodology for loans collectively evaluated for impairment. It is extremely difficult to accurately measure the amount of losses that are inherent in the Corporation's loan portfolio. The Corporation uses a defined methodology to quantify the necessary allowance and related provision for loan losses, but there can be no assurance that the methodology will successfully identify and estimate all of the losses that are inherent in the loan portfolio. As a result, the Corporation could record future provisions for loan losses that may be significantly different than the levels that have been recorded in the three-year period ended December 31, 2012. Notes 1 and 4 to the consolidated financial statements further describe the methodology used to determine the allowance. In addition, a discussion of the factors driving changes in the amount of the allowance is included under the subheading "Allowance for Loan Losses" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."
The Corporation has a loan review function that is independent of the loan origination function. At least annually, the loan review function reviews management's evaluation of the allowance and performs a detailed credit quality review of loans in the commercial loan portfolio, particularly focusing on larger balance loans and loans that have deteriorated below certain levels of credit risk.

Accounting for Loans Acquired in Business Combinations
Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30), provides the GAAP guidance for accounting for loans acquired in a business combination that have experienced a deterioration in credit quality from origination to acquisition for which it is probable that the investor will be unable to collect all contractually required payments receivable, including both principal and interest.
Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be impaired. In the assessment of credit quality deterioration, the Corporation must make numerous assumptions, interpretations and judgments using internal and third-party credit quality information to determine whether or not it is probable that the Corporation will be able to collect all contractually required payments. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved. Evidence of credit quality deterioration as of the acquisition date may include statistics such as past due and nonaccrual status, recent borrower credit scores and loan-to-value percentages. Those loans that qualify under ASC 310-30 are recorded at fair value at acquisition, which involves estimating the expected cash flows to be received. Accordingly, the associated allowance for loan losses related to these loans is not carried over at the acquisition date. ASC 310-30 also allows investors to aggregate acquired loans into loan pools that have common risk characteristics and use a composite interest rate and expectation of cash flows to be collected for the loan pools. The Corporation understands, as outlined in the American Institute of Certified Public Accountants' open letter to the Office of the Chief Accountant of the SEC dated December 18, 2009, and pending further standard setting, that for acquired loans that do not meet the scope criteria of ASC 310-30, a company may elect to account for such acquired loans pursuant to the provisions of either ASC Topic 310-20, Nonrefundable Fees and Other Costs, or ASC 310-30. The Corporation elected to apply ASC 310-30, by analogy, to loans acquired in the OAK acquisition that were determined not to have deteriorated credit quality, and therefore, did not meet the scope criteria of ASC 310-30. Accordingly, the Corporation follows the accounting and disclosure guidance of ASC 310-30 for these loans. Notes 1, 2 and 4 to the consolidated financial statements contain additional information related to loans acquired in the OAK acquisition.
The excess of cash flows of a loan, or pool of loans, expected to be collected over the estimated fair value is referred to as the "accretable yield" and is recognized into interest income over the estimated remaining life of the loan, or pool of loans, on a level-yield basis. The difference between the contractually required payments of a loan, or pool of loans, and the cash flows expected to be collected at acquisition, considering the impact of prepayments and estimates of future credit losses expected to be incurred over the life of the loan, or pool of loans, is referred to as the "nonaccretable difference."
The Corporation is required to quarterly evaluate its estimates of cash flows expected to be collected from acquired loans. These evaluations require the continued usage of key assumptions and estimates, similar to the initial estimate of fair value. Given the current economic environment, the Corporation must apply judgment to develop its estimates of cash flows for acquired loans given the impact of changes in property values, default rates, loss severities and prepayment speeds. Decreases in the estimates of expected cash flows will generally result in a charge to the provision for loan losses and a resulting increase to the allowance for loan losses. Increases in the estimates of expected cash flows will generally result in adjustments to the accretable yield which will increase amounts recognized in interest income in subsequent periods. Dispositions of acquired loans, which may include sales of loans to third parties, receipt of payments in full or in part by the borrower and foreclosure of the collateral, result in removal of the loan from the acquired loan portfolio at its carrying amount. As a result of the significant amount of judgment involved in estimating future cash flows expected to be collected for acquired loans, the adequacy of the allowance for loan losses could be significantly impacted by changes in expected cash flows resulting from changes in credit quality of acquired loans.
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
Pension Plan Accounting
The Corporation has a defined benefit pension plan for certain salaried employees. Effective June 30, 2006, benefits under the defined benefit pension plan were frozen for approximately two-thirds of the Corporation's salaried employees as of that date. Pension benefits continued unchanged for the remaining salaried employees. At December 31, 2012, 214 employees, or 12% of total employees on a full-time equivalent basis, were earning pension benefits under the defined benefit pension plan. The Corporation's pension benefit obligations and related costs are calculated using actuarial concepts and measurements. Benefits under the plan are based on years of vested service, age and amount of compensation. Assumptions are made concerning future events that will determine the amount and timing of required benefit payments, funding requirements and pension expense.

The key actuarial assumptions used in the pension plan are the discount rate and long-term rate of return on plan assets. These assumptions have a significant effect on the amounts reported for net periodic pension expense, as well as the respective benefit obligation amounts. The Corporation evaluates these critical assumptions annually. At December 31, 2012, 2011 and 2010, the Corporation calculated a discount rate of 4.08%, 4.90% and 5.65%, respectively, for the pension plan using the results from a bond matching technique, which matched the future estimated annual benefit payments of the pension plan against a portfolio of bonds of Aa quality to determine the discount rate.
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

December 31,
	2012	2011	2010
Equity securities	6% – 10%	6% – 10%	6% – 9%
Debt securities	2% – 5%	3% – 6%	3% – 7%
Other	2% – 3%	2% – 3%	2% – 3%
The assumed long-term return on pension plan assets is developed through an analysis of forecasted rates of return by asset class and forecasted asset allocations. It is used to compute the subsequent year's expected return on assets, using the "market-related value" of pension plan assets. The difference between the expected return and the actual return on pension plan assets during the year is either an asset gain or loss, which is deferred and amortized over future periods when determining net periodic pension expense. The Corporation's projection of the long-term return on pension plan assets was 7% in 2012, 2011 and 2010, while the actual return on pension plan assets was 8.6%, (0.9)% and 8.7% in 2012, 2011 and 2010, respectively.
Other assumptions made in the pension plan calculations involve employee demographic factors, such as retirement patterns, mortality, turnover and the rate of compensation increase.
The key actuarial assumptions that will be used to calculate pension expense in 2013 for the defined benefit pension plan are a discount rate of 4.08%, a long-term rate of return on pension plan assets of 7.0% and a rate of compensation increase of 3.5%. Pension expense in 2013 is estimated to be approximately $1.7 million, an increase of approximately $0.3 million, or 21%, from 2012. The increase in pension expense in 2013, as compared to 2012, is primarily attributable to the decrease in the discount rate, which has been largely mitigated by an additional contribution to the pension plan, as discussed further below. In 2013, a decrease in the discount rate of 50 basis points and 100 basis points is estimated to increase pension expense by $0.45 million and $0.9 million, respectively, while an increase of 50 basis points and 100 basis points is estimated to decrease pension expense by approximately the same amounts. The discount rate used to value the projected benefit obligation and estimated pension expense of the Corporation's defined benefit pension plan has averaged 6.38% over the last fifteen years. However, the discount rate used to estimate the projected benefit obligation and pension expense in 2012, 2011 and 2010 was significantly below this historical average due to the historically low interest rate environment. The Corporation was not required to make contributions to the pension plan during 2012, 2011 or 2010; however, in order to mitigate the increases in the projected benefit obligation and pension expense resulting from the lower discount rates, the Corporation made a $10 million contribution to the pension plan in 2010, a $12 million contribution to the pension plan in January 2012 related to the 2011 plan year, and a $15 million contribution in February 2013 related to the 2012 plan year.
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
The Corporation accounts for its defined benefit pension and other postretirement plans in accordance with ASC Topic 715, Compensation-Retirement Benefits, which requires companies to recognize the over- or under-funded status of a plan as an asset or liability as measured by the difference between the fair value of the plan assets and the projected benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). The impact of pension plan accounting on the statements of financial position at December 31, 2012 and 2011 is further discussed in Note 16 to the consolidated financial statements.

Income and Other Taxes
The Corporation is subject to the income and other tax laws of the United States, the State of Michigan and other states where nexus has been created. These laws are complex and are subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provisions for income and other taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations and case law. In the process of preparing the Corporation's tax returns, management attempts to make reasonable interpretations of applicable tax laws. These interpretations are subject to challenge by the taxing authorities upon audit or to reinterpretation based on management's ongoing assessment of facts and evolving regulations and case law.
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
On a quarterly basis, management assesses the reasonableness of its effective federal income tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year, including the impact of any discrete items that have occurred. Deferred tax assets and liabilities are reassessed on a quarterly basis, including the need for a valuation allowance for deferred tax assets. Reserves for uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations or audits. As of December 31, 2012 and 2011, there were no federal income tax reserves recorded for uncertain tax positions.
Goodwill
At December 31, 2012, the Corporation had $120.2 million of goodwill, which was originated through the acquisition of various banks and bank branches, recorded on the consolidated statement of financial position. Goodwill is not amortized, but rather is tested by management annually for impairment, or more frequently if triggering events occur and indicate potential impairment, in accordance with ASC Topic 350-20, Goodwill (ASC 350-20). The Corporation's goodwill impairment assessment utilizes the methodology and guidelines established in GAAP, including assumptions regarding the valuation of Chemical Bank.
The Corporation performed its 2012 annual goodwill impairment assessment at October 31, 2012 utilizing the quantitative assessment approach to perform a Step 1 valuation of its goodwill as of that date. The fair value of Chemical Bank as of October 31, 2012 was measured utilizing the income and market approaches as prescribed in ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820). GAAP identifies the cost approach as another acceptable method; however, the cost approach was not deemed an effective method to value a financial institution. The cost approach estimates a company's value by adjusting the reported values of assets and liabilities to their fair values. It is the Corporation's opinion that financial institutions cannot be liquidated in an efficient manner. Estimating the fair value of loans is a very difficult process and subject to a wide margin of error unless done on a loan by loan basis. Voluntary liquidations of financial institutions are not typical. More commonly, if a financial institution is liquidated, it is due to being taken over by the Federal Deposit Insurance Corporation (FDIC). The value of Chemical Bank was based as a going concern and not as a liquidation.
The income approach uses valuation techniques to convert future amounts (cash flows or earnings) to a single, discounted amount. The income approach includes present value techniques, option-pricing models, such as the Black-Scholes formula and lattice models, and the multi-period excess-earnings method. In the valuation of Chemical Bank, the income approach utilized the discounted cash flow method based upon a forecast of growth and earnings. Cash flows are measured by using projected earnings, projected dividends and dividend paying capacity over a five-year period. In addition to estimating periodic cash flows, an estimate of residual value is determined through the capitalization of earnings. The income approach assumed cost savings and earnings enhancements that a strategic acquiror would likely implement based upon typical participant assumptions of market transactions. The discount rate is critical to the discounted cash flow analysis. The discount rate reflects the risk of uncertainty associated with the cash flows and a rate of return that investors would require from similar investments with similar risks. At the valuation date of October 31, 2012, a discount rate of 14.25% was utilized in the income approach.
The market approach uses observable prices and other relevant information that are generated by market transactions involving identical or comparable assets or liabilities. The fair value measure is based on the value that those transactions indicate utilizing both financial and operating characteristics of the acquired companies. The most significant financial ratio analyzed in completed transactions involved the price to tangible book value. At the valuation date of October 31, 2012, the market approach utilized a price to tangible book value of 140%.

The fair value of Chemical Bank was determined to be slightly above the income approach and within the range of values in the market approach value range. The results of the valuation analysis concluded that the fair value of Chemical Bank was greater than its book value, including goodwill, and thus no goodwill impairment was evident at the valuation date of October 31, 2012. The weighted average of the fair values determined under the income and market approaches was a 2.0% premium over the market capitalization of the Corporation at the valuation date. The Corporation is publicly traded and, therefore, the price per share of its common stock as reported on The NASDAQ Stock Market® establishes the marketable minority value. It is management's opinion that the marketable minority value does not always represent the fair value of the reporting unit as a whole and that an adjustment to the marketable minority value for the acquiror's control is generally considered in the assessment of fair value. The market capitalization of the Corporation was $653 million on December 31, 2012, compared to $647 million on October 31, 2012. The Corporation determined that no triggering events occurred that indicated potential impairment of goodwill from the most recent valuation date through December 31, 2012. However, the Corporation could incur impairment charges related to goodwill in the future due to changes in financial results or other matters that could affect the valuation assumptions.
Fair Value Measurements
The Corporation determines the fair value of its assets and liabilities in accordance with ASC 820. ASC 820 establishes a standard framework for measuring and disclosing fair value under GAAP. A number of valuation techniques are used to determine the fair value of assets and liabilities in the Corporation's financial statements. The valuation techniques include quoted market prices for investment securities, appraisals of real estate from independent licensed appraisers and other valuation techniques. Fair value measurements for assets and liabilities where limited or no observable market data exists are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the valuation results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment are recognized in the income statement under the framework established by GAAP. See Note 13 to the Corporation's consolidated financial statements for more information on fair value measurements.
Accounting Standards Updates
See Note 1 to the consolidated financial statements included in this report for details of accounting pronouncements adopted by the Corporation during 2012 and recently issued accounting pronouncements and their impact on the Corporation's financial statements.
In December 2012, the FASB issued for public comment a draft proposal designed to improve financial reporting about expected credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The proposed ASU, Financial Instruments - Credit Losses, proposes a new accounting model which would change the definition from inherent credit losses to expected credit losses, which could result in more timely recognition of credit losses, and also would provide additional transparency about credit risk. Stakeholders have been asked to review and provide comments to the FASB on the proposal by April 30, 2013.
FINANCIAL HIGHLIGHTS
The following discussion and analysis is intended to cover significant factors affecting the Corporation's consolidated statements of financial position and income included in this report. It is designed to provide a more comprehensive review of the consolidated operating results and financial position of the Corporation than could be obtained from an examination of the financial statements alone.
NET INCOME
Net income in 2012 was $51.0 million, or $1.85 per diluted share, compared to net income in 2011 of $43.1 million, or $1.57 per diluted share, and net income in 2010 of $23.1 million, or $0.88 per diluted share. Net income in 2012 represented an 18% increase from 2011 net income, with the increase primarily attributable to an increase in net interest income and noninterest income and a decrease in the provision for loan losses, which were partially offset by an increase in operating expenses. Net income in 2011 represented an 86% increase from 2010 net income, with the increase primarily attributable to an increase in net interest income and a decrease in the provision for loan losses.
The Corporation's return on average assets was 0.94% in 2012, 0.81% in 2011 and 0.47% in 2010. The Corporation's return on average shareholders' equity was 8.7% in 2012, 7.6% in 2011 and 4.3% in 2010.

ASSETS
Total assets were $5.92 billion at December 31, 2012, an increase of $578 million, or 11%, from total assets at December 31, 2011 of $5.34 billion. The increase in total assets during 2012 was primarily attributable to the acquisition of 21 branches on December 7, 2012. Excluding the acquisition of 21 branches, total assets increased $174 million, or 3.3%, during 2012, with the increase attributable to an increase in customer deposits that partially funded loan growth.
Average assets were $5.44 billion during 2012, an increase of $138 million, or 2.6%, from average assets during 2011 of $5.30 billion, while average assets during 2011 increased $391 million, or 8.0%, from average assets during 2010 of $4.91 billion. The increase in average assets during 2012, as compared to 2011, was primarily attributable to an increase in customer deposits that funded loan growth, while the increase in average assets during 2011, as compared to 2010, was attributable to an increase in customer deposits that partially funded loan growth, in addition to the acquisition of OAK.
INVESTMENT SECURITIES
Information about the Corporation's investment securities portfolio is summarized in Tables 1 and 2. The following table summarizes the maturities and yields of the carrying value of investment securities by investment category, and fair value by investment category, at December 31, 2012:
TABLE 1. MATURITIES AND YIELDS* OF INVESTMENT SECURITIES AT DECEMBER 31, 2012

	Maturity**
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total Carrying Value***		Total Fair Value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available-for-Sale:
Government sponsored agencies	$68,632	0.74%	$11,703	0.91%	$11,379	0.89%	$5,843	0.85%	$97,557	0.79%	$97,557
State and political subdivisions	4,429	3.02	25,109	2.50	20,427	3.93	—	—	49,965	3.13	49,965
Residential mortgage-backed securities	51,036	2.40	37,395	2.18	9,878	2.34	1,102	5.61	99,411	2.35	99,411
Collateralized mortgage obligations	146,640	0.83	108,833	1.06	7,576	1.17	543	1.38	263,592	0.94	263,592
Corporate bonds	—	—	69,795	1.80	—	—	—	—	69,795	1.80	69,795
Preferred stock	—	—	—	—	—	—	6,489	5.49	6,489	5.49	6,489
Total investment securities available-for-sale	270,737	1.14	252,835	1.57	49,260	2.48	13,977	3.40	586,809	1.49	586,809
Held-to-Maturity:
State and political subdivisions	38,311	2.88	92,915	4.15	64,915	4.77	23,336	5.99	219,477	4.31	224,197
Trust preferred securities	—	—	—	—	—	—	10,500	3.85	10,500	3.85	5,725
Total investment securities held-to-maturity	38,311	2.88	92,915	4.15	64,915	4.77	33,836	5.33	229,977	4.28	229,922
Total investment securities	$309,048	1.35%	$345,750	2.26%	$114,175	3.78%	$47,813	4.76%	$816,786	2.28%	$816,731

*
Yields are weighted by amount and time to contractual maturity, are on a taxable equivalent basis using a 35% federal income tax rate and are based on carrying value. Yields disclosed are actual yields based on carrying value at December 31, 2012. Approximately 34% of the Corporation's investment securities at December 31, 2012 were variable-rate financial instruments.

**
Residential mortgage-backed securities, collateralized mortgage obligations and certain government sponsored agencies are based on scheduled principal maturity. All other investment securities are based on final contractual maturity.

***	The aggregate book value of securities issued by any single issuer, other than the U.S. government and government sponsored agencies, did not exceed 10% of the Corporation's shareholders' equity.
The Corporation uses a third-party pricing service as its primary source for obtaining market value prices for its investment securities portfolio. On a quarterly basis, the Corporation validates the reasonableness of prices received from the third-party pricing service through independent price verification on a representative sample of investment securities in the portfolio, data integrity validation through comparison of current market prices to prior period market prices and performing overall analytical expectations of movement in market prices based upon the changes in the related yield curves and other market factors. On a periodic basis, the Corporation reviews the pricing methodology of the third-party pricing vendor and the results of their internal control assessments to ensure the integrity of the process that the vendor uses to develop market pricing for the Corporation's investment portfolio.

The following table summarizes the carrying value of investment securities at December 31, 2012, 2011 and 2010:
TABLE 2. SUMMARY OF INVESTMENT SECURITIES

	December 31,
	2012	2011	2010
	(In thousands)
Available-for-Sale:
Government sponsored agencies	$97,557	$70,679	$117,521
State and political subdivisions	49,965	45,235	46,046
Residential mortgage-backed securities	99,411	120,780	136,935
Collateralized mortgage obligations	263,592	332,400	233,921
Corporate bonds	69,795	96,768	42,747
Preferred stock	6,489	1,414	1,440
Total investment securities available-for-sale	586,809	667,276	578,610
Held-to-Maturity:
State and political subdivisions	219,477	172,839	154,900
Trust preferred securities	10,500	10,500	10,500
Total investment securities held-to-maturity	229,977	183,339	165,400
Total investment securities	$816,786	$850,615	$744,010
The carrying value of investment securities totaled $816.8 million at December 31, 2012, a decrease of $33.8 million, or 4.0%, from investment securities of $850.6 million at December 31, 2011. The decrease in investment securities during 2012 was attributable to the Corporation not reinvesting a portion of maturing investment securities in order to fund loan growth. At December 31, 2012, the Corporation's investment securities portfolio consisted of: $97.6 million in government sponsored agency (GSA) debt obligations comprised primarily of fixed-rate senior bonds that were issued by the twelve regional Federal Home Loan Banks that make up the Federal Home Loan Bank System (FHLBanks) and variable-rate instruments backed by the Federal Farm Credit Bank, Small Business Administration and Student Loan Marketing Corporation; $269.4 million in state and political subdivisions debt obligations comprised primarily of general debt obligations of issuers primarily located in the State of Michigan; $99.4 million in residential mortgage-backed securities (MBSs) comprised of approximately 70% fixed-rate and 30% variable-rate instruments backed by a U.S. government agency (Government National Mortgage Association) or government sponsored enterprises (the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association); $263.6 million of collaterized mortgage obligations (CMOs) comprised of approximately 70% fixed-rate and 30% variable-rate instruments backed by the same U.S. government agency and government sponsored enterprises as the residential MBSs, with average maturities of less than three years; $69.8 million in corporate bonds comprised primarily of debt obligations of large U.S. based global financial organizations; $6.5 million of preferred stock comprised of preferred stock debt instruments of two large regional/national banks and fixed-rate cumulative preferred stock issued by a Michigan bank holding company under the U.S. Government's Troubled Asset Relief Program (TARP); and $10.5 million of variable-rate trust preferred securities (TRUPs) comprised primarily of a 100% interest in a TRUP of a small non-public bank holding company in Michigan.
The Corporation records all investment securities in accordance with ASC Topic 320, Investments-Debt and Equity Securities (ASC 320), under which the Corporation is required to assess equity and debt securities that have fair values below their amortized cost basis to determine whether the decline (impairment) is other-than-temporary. An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by considering all reasonably available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. In assessing whether a decline is other-than-temporary, management considers, among other things (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the potential for impairments in an entire industry or sub-sector and (iv) the potential for impairments in certain economically depressed geographical locations.

The Corporation's investment securities portfolio with a carrying value of $816.8 million at December 31, 2012, had gross impairment of $9.1 million at that date. Management believed that the unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates on the investment securities and market illiquidity, and not as a result of credit-related issues. Accordingly, the Corporation believed the impairment in its investment securities portfolio at December 31, 2012 was temporary in nature, and therefore, no impairment loss was recognized in the Corporation's consolidated statement of income for 2012. However, other-than-temporary impairment (OTTI) may occur in the future as a result of material declines in the fair value of investment securities resulting from market, credit, economic or other conditions. A further discussion of the assessment of potential impairment and the Corporation's process that resulted in the conclusion that the impairment was temporary in nature follows.
At December 31, 2012, the Corporation's investment securities portfolio had gross impairment of $9.1 million comprised as follows: GSA securities, residential MBSs and CMOs, combined, with gross impairment of $0.4 million, state and political subdivisions securities with gross impairment of $3.4 million, corporate bonds with gross impairment of $0.5 million and trust preferred securities with gross impairment of $4.8 million. The amortized costs and fair values of investment securities are disclosed in Note 3 to the consolidated financial statements.
GSA securities, residential MBSs and CMOs included in the available-for-sale investment securities portfolio, with a combined amortized cost of $456.6 million, had gross impairment of $0.4 million at December 31, 2012. Virtually all of the impaired investment securities in these categories are backed by the full faith and credit of the U.S. government or a guarantee of a U.S. government agency or government sponsored enterprise. The Corporation determined that the impairment on these investment securities was attributable to current market interest rates being slightly higher than the yields being earned on these investment securities. The Corporation concluded that the impairment of its GSA securities, residential MBSs and CMOs was temporary in nature at December 31, 2012.
State and political subdivisions securities included in both the available-for-sale and held-to-maturity investment securities portfolios, with an amortized cost of $267.1 million, had gross impairment of $3.4 million at December 31, 2012. The majority of these investment securities are from issuers located in the State of Michigan and are general obligations of the issuer, meaning that repayment of these obligations is funded by general tax collections of the issuer. The gross impairment was attributable to impaired state and political subdivisions securities with an amortized cost of $62.6 million that generally mature beyond 2013. It was the Corporation's assessment that the impairment on these investment securities was attributable to current market interest rates being slightly higher than the yield earned on these investment securities, illiquidity in the market for a portion of these investment securities caused by the market's perception of the Michigan economy, and illiquidity in the market due to the nature of a portion of these investment securities. The Corporation concluded that the impairment of its state and political subdivisions securities was temporary in nature at December 31, 2012.
Corporate bonds included in the available-for-sale investment securities portfolio, with an amortized cost of $69.8 million, had gross impairment of $0.5 million at December 31, 2012. All of the corporate bonds held at December 31, 2012 were of an investment grade. The investment grade ratings of all of the corporate bonds indicated that the obligors' capacities to meet their financial commitments were "strong." It was the Corporation's assessment that the impairment on the corporate bonds was attributable to current market interest rates being slightly higher than the yield being earned on these investment securities and the recent negative market perception of the financial industry, and not due to credit-related issues. The Corporation concluded that the impairment of its corporate bonds was temporary in nature at December 31, 2012.
At December 31, 2012, the Corporation held two trust preferred securities (TRUPs) in the held-to-maturity investment securities portfolio with a combined amortized cost of $10.5 million that had gross impairment of $4.8 million. Management reviewed available information of the issuers of the TRUPs as of December 31, 2012. One TRUP, with an amortized cost of $10.0 million, represents a 100% interest in a TRUP of a non-public bank holding company in Michigan that was purchased in the second quarter of 2008. At December 31, 2012, the Corporation determined that the fair value of this TRUP was $5.5 million. The second TRUP, with an amortized cost of $0.5 million, represents a 10% interest in the TRUP of another non-public bank holding company in Michigan. At December 31, 2012, the Corporation determined the fair value of this TRUP was $0.2 million. The fair value measurements of the two TRUP investments were developed based upon market pricing observations of much larger banking institutions in an illiquid market adjusted by risk measurements. The fair values of the Corporation's TRUPs were based on calculations of discounted cash flows, and further based upon both observable inputs and appropriate risk adjustments that market participants would make for performance, liquidity and issuer specifics. See the additional discussion of the development of the fair values of the TRUPs in Note 3 to the consolidated financial statements.
The issuer of the $10.0 million TRUP reported net income in each of the three years ended December 31, 2012 and was categorized as well-capitalized under applicable regulatory requirements during that time. Based on an analysis of financial information provided by the issuer, it was the Corporation's opinion that, as of December 31, 2012, this issuer appeared to be a financially sound financial institution with sufficient liquidity to meet its financial obligations in 2013. There have been no material adverse changes in the issuer's financial performance since the TRUP was issued and purchased by the Corporation and no indication that any material adverse trends were developing that would suggest that the issuer would be unable to make all future principal and interest payments under the TRUP. Quarterly common stock cash dividends have consistently been paid by the issuer and the Corporation understands that the issuer's management anticipates cash dividends to continue to be paid in the future. All scheduled interest payments on this TRUP have been made on a timely basis. The principal of $10.0 million of this TRUP matures in 2038, with interest payments due quarterly. At December 31, 2012, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer or its subsidiaries. In reviewing all reasonably available information regarding the issuer, including past performance and its financial and liquidity position, it was the Corporation's opinion that the future cash flows of the issuer supported the carrying value of the TRUP at its original cost of $10.0 million at December 31, 2012. While the total fair value of the TRUP was $4.5 million below the Corporation's amortized cost at December 31, 2012, the Corporation concluded that, based on the overall financial condition of the issuer, the impairment was temporary in nature at December 31, 2012.
The Corporation expects the issuer of the $0.5 million TRUP to report a small net loss in 2012, compared to a reported small amount of net income in 2011 and a net loss in 2010. At December 31, 2012, the issuer was categorized as well-capitalized under applicable regulatory requirements. All scheduled interest payments on this TRUP have been made on a timely basis. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly. At December 31, 2012, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer of this TRUP or any subsidiary. In reviewing all reasonably available financial information regarding the $0.5 million TRUP, it was the Corporation's opinion that the carrying value of this TRUP at its original cost of $0.5 million was supported by the issuer's financial position at December 31, 2012. While the fair value of the TRUP was $0.3 million below the Corporation's amortized cost at December 31, 2012, the Corporation concluded that the impairment was temporary in nature at December 31, 2012.
At December 31, 2012, the Corporation expected to fully recover the entire amortized cost basis of each impaired investment security in its investment securities portfolio at that date. Furthermore, at December 31, 2012, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation would not have to sell any of its impaired investment securities before a full recovery of amortized cost. However, there can be no assurance that OTTI losses will not be recognized on the TRUPs or on any other investment security in the future.
LOANS
The Corporation's loan portfolio is comprised of commercial, commercial real estate, real estate construction and land development loans, referred to as the Corporation's commercial loan portfolio, and residential mortgage, consumer installment and home equity loans, referred to as the Corporation's consumer loan portfolio. At December 31, 2012, the Corporation's loan portfolio was $4.17 billion and consisted of loans in the commercial loan portfolio totaling $2.26 billion, or 54% of total loans, and loans in the consumer loan portfolio totaling $1.90 billion, or 46% of total loans. Loans at fixed interest rates comprised 73% of the Corporation's total loan portfolio at December 31, 2012, compared to 71% at December 31, 2011 and 72% at December 31, 2010.
Chemical Bank is a full-service commercial bank and the acceptance and management of credit risk is an integral part of the Corporation's business. The Corporation maintains loan policies and credit underwriting standards as part of the process of managing credit risk. These standards include making loans generally only within the Corporation's market areas. The Corporation's lending markets generally consist of communities across the lower peninsula of Michigan, except for the southeastern portion of Michigan. The Corporation has no foreign loans or any loans to finance highly leveraged transactions. The Corporation's lending philosophy is implemented through strong administrative and reporting controls. The Corporation maintains a centralized independent loan review function that monitors the approval process and ongoing asset quality of the loan portfolio.
Total loans were $4.17 billion at December 31, 2012, an increase of $336 million, or 8.8%, from total loans of $3.83 billion at December 31, 2011. Total loans increased $150 million, or 4.1%, during 2011, from total loans of $3.68 billion at December 31, 2010. The increases in total loans during 2012 and 2011 were primarily attributable to a combination of improving economic conditions and higher loan demand, as well as the Corporation increasing its market share in both its commercial and consumer loan portfolios. In addition, the Corporation acquired $44 million of loans in conjunction with its acquisition of 21 branches from Independent Bank on December 7, 2012, including $3 million of commercial loans, $20 million of commercial real estate loans and $21 million of consumer installment and home equity loans.

Table 3 includes the composition of the Corporation's loan portfolio, by major loan category, as of December 31 for each of the past five years.
TABLE 3. SUMMARY OF LOANS

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Commercial loan portfolio:
Commercial	$1,002,722	$895,150	$818,997	$584,286	$587,554
Commercial real estate	1,161,861	1,071,999	1,076,971	785,675	786,404
Real estate construction and land development	100,237	118,176	142,620	121,305	119,001
Subtotal — commercial loan portfolio	2,264,820	2,085,325	2,038,588	1,491,266	1,492,959
Consumer loan portfolio:
Residential mortgage	883,835	861,716	798,046	739,380	839,555
Consumer installment and home equity	1,019,080	884,244	845,028	762,514	649,163
Subtotal — consumer loan portfolio	1,902,915	1,745,960	1,643,074	1,501,894	1,488,718
Total loans	$4,167,735	$3,831,285	$3,681,662	$2,993,160	$2,981,677
A discussion of the Corporation's loan portfolio by category follows.
Commercial Loan Portfolio
The Corporation's commercial loan portfolio is comprised of commercial loans, commercial real estate loans, real estate construction loans and land development loans. The Corporation's commercial loan portfolio is well diversified across business lines and has no concentration in any one industry. The commercial loan portfolio of $2.26 billion at December 31, 2012 included 68 loan relationships of $5.0 million or greater. These 68 loan relationships totaled $584 million and represented 26% of the commercial loan portfolio at December 31, 2012 and included 19 loan relationships that had outstanding balances of $10 million or higher, totaling $235 million, or 10% of the commercial loan portfolio, at that date. The Corporation had 14 loan relationships at December 31, 2012 with loan balances greater than $5.0 million and less than $10 million, totaling $118 million, that had unfunded credit amounts that, if advanced, could result in a loan relationship of $10 million or more.
Table 4 presents the maturity distribution of the Corporation's $2.26 billion commercial loan portfolio at December 31, 2012. The percentage of these loans maturing within one year was 33% at December 31, 2012, while the percentage of these loans maturing beyond five years remained low at 12% at December 31, 2012. At December 31, 2012, loans in the commercial loan portfolio with maturities beyond one year totaled $1.51 billion, with 67% of these loans at fixed interest rates.
TABLE 4. COMPARISON OF LOAN MATURITIES AND INTEREST SENSITIVITY

	December 31, 2012
	Due In
	1 Year or Less	1 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Loan maturities:
Commercial	$509,014	$374,840	$118,868	$1,002,722
Commercial real estate	201,700	829,675	130,486	1,161,861
Real estate construction and land development	41,169	33,912	25,156	100,237
Total	$751,883	$1,238,427	$274,510	$2,264,820
Percent of total	33%	55%	12%	100%
Interest sensitivity of above loans:
Fixed interest rates	$245,306	$823,952	$195,579	$1,264,837
Variable interest rates	506,577	414,475	78,931	999,983
Total	$751,883	$1,238,427	$274,510	$2,264,820

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
Commercial loans were $1.00 billion at December 31, 2012, an increase of $107.6 million, or 12.0%, from commercial loans of $895.2 million at December 31, 2011. Commercial loans increased $76.2 million, or 9.3%, during 2011 from commercial loans of $819.0 million at December 31, 2010. Commercial loans represented 24.0% of the Corporation's loan portfolio at December 31, 2012, compared to 23.3% and 22.2% at December 31, 2011 and 2010, respectively.
Commercial real estate loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Commercial real estate loans were $1.16 billion at December 31, 2012, an increase of $89.9 million, or 8.4%, from commercial real estate loans of $1.07 billion at December 31, 2011. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 60%, 37% and 3%, respectively, of the Corporation's commercial real estate loans outstanding at December 31, 2012. Commercial real estate loans decreased $5.0 million, or 0.5%, during 2011 from commercial real estate loans of $1.08 billion at December 31, 2010. Commercial real estate loans represented 27.9% of the Corporation's loan portfolio at December 31, 2012, compared to 28.0% and 29.3% at December 31, 2011 and 2010, respectively.
Commercial and commercial real estate lending is generally considered to involve a higher degree of risk than residential mortgage, consumer installment and home equity lending as it typically involves larger loan balances concentrated in a single borrower. In addition, the payment experience on loans secured by income-producing properties and vacant land loans is typically dependent on the success of the operation of the related project and is typically affected by adverse conditions in the real estate market and in the economy.
The Corporation generally attempts to mitigate the risks associated with commercial and commercial real estate lending by, among other things, lending primarily in its market areas, lending across industry lines, not developing a concentration in any one line of business and using prudent loan-to-value ratios in the underwriting process. Michigan's economy showed signs of improvement during 2011 and 2012, resulting in lower loan delinquencies compared to the previous three years. However, the economy in the State of Michigan continues to be strained by low levels of economic growth in many areas, resulting in commercial and residential real estate foreclosures continuing to remain higher than historical averages. Accordingly, management expects real estate foreclosures to remain elevated despite improvements in Michigan's economy. It is management's belief that the loan portfolio is generally well-secured, despite declining market values for all types of real estate in the State of Michigan and nationwide over the past four years.
Real estate construction and land development loans are primarily originated for construction of commercial properties and land development. Real estate construction and land development loans were $100.2 million at December 31, 2012, compared to $118.2 million and $142.6 million at December 31, 2011 and 2010, respectively. Real estate construction and land development loans represented 2.4% of the Corporation's loan portfolio at December 31, 2012, compared to 3.1% and 3.9% at December 31, 2011 and 2010, respectively.
Real estate construction loans often convert to a commercial real estate loan at the completion of the construction period. Real estate construction loans were $62.7 million at December 31, 2012, a decrease of $10.7 million, or 15%, from real estate construction loans of $73.4 million at December 31, 2011. Real estate construction loans decreased $15.8 million, or 18%, during 2011 from real estate construction loans of $89.2 million at December 31, 2010, with the decrease due primarily to one project to finance the construction of a private recreational facility paying off during 2011.
Land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be repaid through the sale of finished properties by the developers within twelve months of the completion date. Land development loans were $37.5 million at December 31, 2012, a decrease of $7.3 million, or 16%, from land development loans of $44.8 million at December 31, 2011. Land development loans decreased $8.6 million, or 16%, during 2011 from land development loans of $53.4 million at December 31, 2010. The Corporation's land development loans were primarily comprised of loans to develop residential real estate at December 31, 2012, 2011 and 2010.
Real estate construction and land development lending involves a higher degree of risk than commercial real estate lending and residential mortgage lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates, the need to obtain a tenant or purchaser of the property if it will not be owner-occupied or the need to sell developed properties. The Corporation generally attempts to mitigate the risks associated with real estate construction and land development lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. The Corporation's risk in this area has increased since early 2008 due to the weak economic environment within the State of Michigan. While the economy in Michigan began improving in 2011, the sale of lots and units in both residential and commercial development projects remains weak, as customer demand also remains low, resulting in the inventory of unsold lots and housing units remaining high across the State of Michigan and resulting in the inability of most developers to sell their finished developed lots and units within their original expected timeframes. Accordingly, the Corporation's land development borrowers have sold only a small percentage of their developed lots or units since early 2008 due to the unfavorable economic environment. At December 31, 2012, $11.1 million, or 30%, of the Corporation's $37.5 million of land development loans were impaired, whereby the Corporation determined it was probable that the full amount of principal and interest would not be collected on these loans in accordance with their original contractual terms.
Consumer Loan Portfolio
The Corporation's consumer loan portfolio is comprised of residential mortgage loans, consumer installment loans and home equity loans and lines of credit.
Residential mortgage loans consist primarily of one- to four-family residential loans with fixed interest rates of fifteen years or less. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance. At December 31, 2012, approximately 75% of the Corporation's residential mortgage loans had an original loan-to-value ratio of 80% or less.
Residential mortgage loans were $883.8 million at December 31, 2012, an increase of $22.1 million, or 2.6%, from residential mortgage loans of $861.7 million at December 31, 2011. Residential mortgage loans increased $63.7 million, or 8.0%, during 2011 from residential mortgage loans of $798.0 million at December 31, 2010. Residential mortgage loans have historically involved the least amount of credit risk in the Corporation's loan portfolio, although the risk on these loans has increased with the increase in the unemployment rate and decrease in real estate property values in the State of Michigan over the last several years. Residential mortgage loans also include loans to consumers for the construction of single family residences that are secured by these properties. Residential mortgage construction loans were $25.5 million at December 31, 2012, compared to $21.6 million at December 31, 2011 and $15.3 million at December 31, 2010. Residential mortgage loans represented 21.2% of the Corporation's loan portfolio at December 31, 2012, compared to 22.5% and 21.7% at December 31, 2011 and 2010, respectively.
During 2012, the Corporation originated $523 million of residential mortgage loans. The Corporation retained $218 million of these originations in its loan portfolio, although residential mortgage loans increased only $22 million, as the majority of the residential mortgage loan originations in 2012 were attributable to the refinancing of existing loans. The demand for longer term fixed interest rate residential mortgage loans was high in both 2012 and 2011 due to the historically low level of long-term interest rates. The Corporation has historically sold fixed interest rate residential mortgage loans originated with maturities of fifteen years and over in the secondary market. However, due to a general low level of loan demand across its market areas, the Corporation retained $79 million and $99 million of fixed interest rate residential mortgage loans originated with terms of fifteen years in its loan portfolio during 2012 and 2011, respectively. At December 31, 2012, $290 million, or 33%, of the Corporation's residential mortgage loans had maturities beyond five years and were at fixed interest rates, compared to $268 million, or 31%, at December 31, 2011.
The Corporation's consumer installment and home equity loans (collectively referred to as consumer loans) consist of relatively small loan amounts to consumers to finance personal items, primarily automobiles, recreational vehicles, boats and home improvements. Consumer loans are spread across many individual borrowers, which minimizes the risk per loan transaction. In addition to loans originated directly through the Corporation's branch network, consumer installment loans also include indirect loans purchased from dealerships for automobiles, recreational vehicles and personal watercraft. These indirect consumer installment loans comprised 74% of the Corporation's consumer installment loans at December 31, 2012. Home equity loans, including home equity lines of credit, are comprised of loans to consumers who utilize equity in their personal residence, including junior lien mortgages, as collateral to secure the loan or line of credit. Collateral values on properties securing consumer loans are negatively impacted by many factors, including the physical condition of the collateral and property values, although losses on consumer loans are often more significantly impacted by the unemployment rate and other economic conditions.
Consumer loans were $1.02 billion at December 31, 2012, an increase of $134.8 million, or 15.2%, from consumer loans of $884.2 million at December 31, 2011. Consumer loans increased $39.2 million, or 4.6%, during 2011 from consumer loans of $845.0 million at December 31, 2010. The increases in consumer loans during 2012 and 2011 were primarily due to the Corporation's consumer loan promotion programs, combined with an increase in demand for consumer loans. At December 31, 2012, approximately 47% of consumer loans were secured by the borrowers' personal residences (of which approximately 45% were first lien mortgages and 55% were junior lien mortgages), 25% by automobiles, 19% by recreational vehicles and 8% by marine vehicles, while the remaining 1% was mostly unsecured. Consumer loans represented 24.5% of the Corporation's loan portfolio at December 31, 2012, compared to 23.1% and 22.9% at December 31, 2011 and 2010, respectively.

Consumer loans generally have shorter terms than residential mortgage loans, but generally involve more credit risk than residential mortgage lending because of the type and nature of the collateral. The Corporation originates consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer lending collections are dependent on the borrowers' continuing financial stability and are more likely to be affected by adverse personal situations. The unemployment rate in the State of Michigan was 8.9% at December 31, 2012, down slightly from 9.3% at December 31, 2011, and down from 11.1% at December 31, 2010, although still higher than the national average of 7.8% at December 31, 2012.
The Corporation experienced decreases in losses on consumer loans during 2012, with net loan losses totaling 50 basis points of average consumer loans, compared to 59 basis points of average consumer loans during 2011, with the decrease primarily attributable to fewer losses on the Corporation's home equity loans and lines of credit. Net losses on the Corporation's home equity loans and lines of credit totaled 36 basis points during 2012, compared to 55 basis points during 2011, while net losses on the Corporation's remaining consumer loans (direct and indirect loans secured by personal property or unsecured) totaled 62 basis points during 2012, compared to 61 basis points during 2011. The credit risk on home equity loans and lines of credit has historically been low as property values of residential real estate had historically increased year over year. However, the credit risk on home equity loans and lines of credit secured by junior liens increased during the years 2008-2010 as property values declined throughout the State of Michigan. While Michigan's economy has shown signs of improvement, an increase in property values in Michigan has been slow to follow. The majority of the Corporation's home equity lines of credit are comprised of loans with payments of interest only until their maturity. Home equity lines of credit have original maturities up to ten years. Home equity lines of credit were $190 million and comprised 19% of the Corporation's consumer loans at December 31, 2012, compared to $189 million, or 21% of the Corporation's consumer loans, at December 31, 2011.
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
Nonperforming assets were $109.3 million at December 31, 2012, a decrease of $22.5 million, or 17%, from $131.8 million at December 31, 2011. Nonperforming assets also decreased $43.4 million, or 25%, during 2011 from $175.2 million at December 31, 2010. Nonperforming assets comprised 1.9%, 2.5% and 3.3% of total assets at December 31, 2012, 2011 and 2010, respectively. The decreases in nonperforming assets in 2012 and 2011 were a sign of improvement in the credit quality of the Corporation's loan portfolio and the improving economic climate in Michigan that began in 2011. However, the Corporation's levels of nonperforming assets remained elevated, compared to historical levels, due to an unfavorable economic climate that has existed for more than four years in the State of Michigan, which resulted in cash flow difficulties being encountered by many business and consumer loan customers. The Corporation's nonperforming assets are not concentrated in any one industry or any one geographical area within Michigan, other than $9.4 million in nonperforming land development loans. At December 31, 2012, there was one commercial loan relationship exceeding $2.5 million, totaling $6.2 million, that was in nonperforming status. Based on declines in both residential and commercial real estate appraised values due to the weakness in the Michigan economy over the past several years, management continues to evaluate and, when appropriate, obtain new appraisals or discount appraised values of existing appraisals to compute estimated net realizable values of nonperforming real estate secured loans and other real estate properties. While the economic climate within Michigan has shown signs of improvement, it is management's belief that nonperforming assets will remain at elevated levels during 2013.

Table 5 provides a five-year history of nonperforming assets, including the composition of nonperforming loans by major loan category.
TABLE 5. NONPERFORMING ASSETS

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonaccrual loans(1):
Commercial	$14,601	$10,726	$16,668	$19,309	$16,324
Commercial real estate	37,660	44,438	60,558	49,419	27,344
Real estate construction and land development	5,401	6,190	8,967	15,184	15,310
Residential mortgage	10,164	12,573	12,083	15,508	12,175
Consumer installment and home equity	3,472	4,467	4,686	7,169	5,313
Total nonaccrual loans	71,298	78,394	102,962	106,589	76,466
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	—	1,381	530	1,371	1,652
Commercial real estate	87	374	1,350	3,971	9,995
Real estate construction and land development	—	287	1,220	1,990	759
Residential mortgage	1,503	752	3,253	3,614	3,369
Consumer installment and home equity	769	1,023	1,055	787	1,087
Total accruing loans contractually past due 90 days or more as to interest or principal payments	2,359	3,817	7,408	11,733	16,862
Nonperforming TDRs(2):
Commercial loan portfolio	13,876	14,675	15,057	—	—
Consumer loan portfolio	3,321	9,383	22,302	17,433	—
Total nonperforming TDRs	17,197	24,058	37,359	17,433	—
Total nonperforming loans	90,854	106,269	147,729	135,755	93,328
Other real estate and repossessed assets(3)	18,469	25,484	27,510	17,540	19,923
Total nonperforming assets	$109,323	$131,753	$175,239	$153,295	$113,251
Nonperforming loans as a percent of total loans	2.18%	2.77%	4.01%	4.54%	3.13%
Nonperforming assets as a percent of total assets	1.85%	2.47%	3.34%	3.61%	2.92%

(1)
There was no interest income recognized on nonaccrual loans in 2012 while they were in nonaccrual status. During 2012, the Corporation recognized $1.1 million of interest income on these loans while they were in an accruing status. Additional interest income of $4.5 million would have been recorded during 2012 on nonaccrual loans had they been current in accordance with their original terms.

(2)	Interest income of $2.9 million was recorded in 2012 on TDRs.

(3)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held for sale, including properties acquired as a result of the OAK transaction.
The following schedule summarizes changes in nonaccrual loans during 2012 and 2011:

	Years Ended December 31,
	2012	2011
	(In thousands)
Balance at beginning of period	$78,394	$102,962
Additions during period	52,265	65,451
Principal balances charged off	(17,169)	(26,751)
Transfers to other real estate/repossessed assets	(12,830)	(15,728)
Return to accrual status	(10,956)	(23,463)
Payments received	(18,406)	(24,077)
Balance at end of period	$71,298	$78,394

Nonperforming Loans
The following schedule provides the composition of nonperforming loans, by major loan category, as of December 31, 2012 and 2011.

	December 31,
	2012		2011
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	$19,763	22%	$15,684	15%
Commercial real estate	42,472	47	55,791	53
Real estate construction and land development	9,390	10	6,596	6
Subtotal — commercial loan portfolio	71,625	79	78,071	74
Consumer loan portfolio:
Residential mortgage	14,988	16	22,708	21
Consumer installment and home equity	4,241	5	5,490	5
Subtotal — consumer loan portfolio	19,229	21	28,198	26
Total nonperforming loans	$90,854	100%	$106,269	100%
Total nonperforming loans were $90.9 million at December 31, 2012, a decrease of $15.4 million, or 15%, compared to $106.3 million at December 31, 2011. The Corporation's nonperforming loans in the commercial loan portfolio were $71.6 million at December 31, 2012, a decrease of $6.5 million, or 8.3%, from $78.1 million at December 31, 2011. Nonperforming loans in the commercial loan portfolio comprised 79% of total nonperforming loans at December 31, 2012, compared to 74% at December 31, 2011. The Corporation's nonperforming loans in the consumer loan portfolio were $19.2 million at December 31, 2012, a decrease of $9.0 million, or 32%, from $28.2 million at December 31, 2011.
Nonperforming Loans — Commercial Loan Portfolio
The following schedule presents information related to stratification of nonperforming loans in the commercial loan portfolio by dollar amount at December 31, 2012 and 2011.

	December 31,
	2012		2011
	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
$5,000,000 or more	1	$6,157	1	$6,906
$2,500,000 - $4,999,999	—	—	2	5,192
$1,000,000 - $2,499,999	16	27,408	14	23,516
$500,000 - $999,999	21	14,868	19	13,565
$250,000 - $499,999	28	9,521	39	13,738
Under $250,000	173	13,671	177	15,154
Total	239	$71,625	252	$78,071
Nonperforming commercial loans were $19.8 million at December 31, 2012, an increase of $4.1 million, or 26%, from $15.7 million at December 31, 2011. Nonperforming commercial loans comprised 2.0% of total commercial loans at December 31, 2012, compared to 1.8% at December 31, 2011. The nonperforming commercial loans at December 31, 2012 were not concentrated in any single industry.
Nonperforming commercial real estate loans were $42.5 million at December 31, 2012, a decrease of $13.3 million, or 24%, from $55.8 million at December 31, 2011. Nonperforming commercial real estate loans comprised 3.7% of total commercial real estate loans at December 31, 2012, compared to 5.2% at December 31, 2011. Nonperforming commercial real estate loans secured by owner occupied real estate, non-owner occupied real estate and vacant land totaled $24.7 million, $11.3 million and $6.5 million, respectively, at December 31, 2012, and comprised 4.1%, 3.5% and 22.9%, respectively, of total owner occupied real estate, non-

owner occupied real estate and vacant land loans included in the Corporation's originated commercial real estate loans at December 31, 2012. At December 31, 2012, the Corporation's nonperforming commercial real estate loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation's market areas. The largest concentration of the $42.5 million in nonperforming commercial real estate loans at December 31, 2012 was one customer relationship totaling $5.7 million that was secured by a combination of vacant land and non-owner occupied commercial real estate. This same customer relationship had another $0.5 million included in nonperforming real estate construction and land development loans and $0.4 million included in nonperforming residential mortgage loans. At December 31, 2012, $4.5 million of the nonperforming commercial real estate loans were in various stages of foreclosure with 25 borrowers. Challenges remain in the Michigan economy, despite some signs of improvement, thus creating a difficult business environment for many lines of business across the state.
Nonperforming real estate construction and land development loans were $9.4 million at December 31, 2012, an increase of $2.8 million, or 42%, from $6.6 million at December 31, 2011. The increase in nonperforming real estate construction and land development loans was due primarily to one land development loan relationship totaling $2.4 million moving to nonaccrual status during 2012. Nonperforming real estate construction and land development loans comprised 9.4% of total real estate construction and land development loans at December 31, 2012, compared to 5.6% at December 31, 2011. At December 31, 2012, $8.2 million of the nonperforming real estate construction and land development loans were land development loans secured primarily by residential real estate improved lots and housing units. The $8.2 million of nonperforming land development loans represented 22% of total land development loans in the originated loan portfolio at December 31, 2012. The economy in Michigan has adversely impacted housing demand throughout the state since 2008, and accordingly, a significant percentage of the Corporation's residential real estate development borrowers have experienced cash flow difficulties associated with a significant decline in sales of both lots and residential real estate.
Nonperforming Loans — Consumer Loan Portfolio
Nonperforming residential mortgage loans were $15.0 million at December 31, 2012, a decrease of $7.7 million, or 34%, from $22.7 million at December 31, 2011. The decrease in nonperforming residential mortgage loans during 2012 was primarily attributable to TDRs moving to performing status due to the borrowers' sustained payment histories. Nonperforming residential mortgage loans comprised 1.7% of total residential mortgage loans at December 31, 2012, compared to 2.6% at December 31, 2011. At December 31, 2012, nonperforming residential mortgage loans totaling $3.2 million were in various stages of foreclosure.
Nonperforming consumer installment and home equity loans were $4.2 million at December 31, 2012, a decrease of $1.3 million, or 24%, from $5.5 million at December 31, 2011. Nonperforming consumer installment and home equity loans comprised 0.4% of total consumer installment and home equity loans at December 31, 2012, compared to 0.6% at December 31, 2011.
Troubled Debt Restructurings (TDRs)
The unfavorable economic climate in Michigan has resulted in a large number of both business and consumer customers with cash flow difficulties and thus the inability to maintain their loan balances in a performing status. The Corporation determined that it was probable that certain customers who were past due on their loans, if provided a modification of their loan by reducing their monthly payment, would be able to bring their loan relationship to a performing status. The Corporation believed these modifications would potentially result in a lower level of loan losses and loan collection costs than if the Corporation currently proceeded through the foreclosure process with these borrowers. These modifications involve granting a concession to a borrower who is experiencing financial difficulty and, therefore, meet the criteria to be considered TDRs.
The Corporation's loans reported as TDRs continue to accrue interest at the loan's original interest rate as the Corporation expects to collect the remaining principal balance of the loan. The interest income recognized on residential mortgage TDRs may include accretion of an identified impairment at the time of modification which is attributable to a temporary reduction in the borrower's interest rate. A TDR is reported as a nonperforming loan (nonperforming TDR) until a six-month payment history of principal and interest payments is sustained in accordance with the loan modification, at which time the Corporation moves the loan to a performing status (performing TDR). If a performing TDR becomes contractually past due more than 30 days, it is transferred to a nonperforming status. Accordingly, all of the Corporation's performing TDRs at December 31, 2012 were current or less than 30 days past due. The Corporation's loans reported as TDRs do not include modified loans that are already reported in a nonaccrual status. The Corporation's nonaccrual loans at December 31, 2012 and 2011 included $47.5 million and $41.8 million, respectively, of these modified loans.

The following summarizes the Corporation's reported TDRs at December 31, 2012 and 2011:

	Performing Status	Nonperforming Status			Total
		Current	Past Due 31-90 Days	Sub- Total
December 31, 2012	(In thousands)
Commercial loan portfolio	$15,789	$13,361	$515	$13,876	$29,665
Consumer loan portfolio	15,580	2,688	633	3,321	18,901
Total TDRs	$31,369	$16,049	$1,148	$17,197	$48,566
December 31, 2011
Commercial loan portfolio	$4,765	$13,770	$905	$14,675	$19,440
Consumer loan portfolio	15,629	7,275	2,108	9,383	25,012
Total TDRs	$20,394	$21,045	$3,013	$24,058	$44,452
The Corporation's reported TDRs in the commercial loan portfolio generally consist of loans where the Corporation has allowed borrowers to either (i) temporarily defer scheduled principal payments and make interest only payments for a short period of time (generally six months to one year) at the stated interest rate of the original loan agreement, (ii) lower payments due to a modification of the loan's original contractual terms, or (iii) enter into moderate extensions of the loan's original contractual maturity date. The Corporation does not expect to incur a loss on these loans based on its assessment of the borrowers' expected cash flows, and accordingly, no additional provision for loan losses has been recognized related to these loans. These TDRs are individually evaluated for impairment and transferred to nonaccrual status if conditions change and it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the modified contractual terms of the loan. Once the borrowers under these TDRs have made at least six consecutive months of principal and interest payments, under a formal modification agreement, that follows the temporary deferral period, the loans are classified by the Corporation as performing TDRs.
The outstanding balance of nonperforming TDRs in the commercial loan portfolio was $13.9 million at December 31, 2012, compared to $14.7 million at December 31, 2011. At December 31, 2012, the Corporation had $15.8 million of performing TDRs in the commercial loan portfolio due to the borrowers' sustained repayment histories, compared to $4.8 million at December 31, 2011. The majority of the Corporation's performing TDRs in the commercial loan portfolio are categorized as a risk grade 7 (substandard - accrual) under the Corporation's risk rating system. The Corporation's risk rating system is further described in Note 4 to the consolidated financial statements. The weighted average contractual interest rate of the Corporation's TDRs in the commercial loan portfolio was 5.54% at December 31, 2012.
A summary of changes in the Corporation's reported TDRs in the commercial loan portfolio follows:

	Years Ended December 31,
	2012			2011
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
	(In thousands)
Balance at beginning of period	$4,765	$14,675	$19,440	$—	$15,057	$15,057
Additions for modifications	—	19,148	19,148	—	10,975	10,975
Transfers to performing TDR status	15,124	(15,124)	—	4,953	(4,953)	—
Transfers to nonperforming TDR status	(3,696)	3,696	—	—	—	—
Principal payments and pay-offs	(990)	(310)	(1,300)	(188)	(905)	(1,093)
Transfers from (to) nonaccrual status	586	(8,209)	(7,623)	—	(5,499)	(5,499)
Balance at end of period	$15,789	$13,876	$29,665	$4,765	$14,675	$19,440
The Corporation's reported TDRs in the consumer loan portfolio generally consist of loans where the Corporation has reduced a borrower's monthly payments by decreasing the interest rate charged on the loan (generally to a range of 3% to 5%) for a specified period of time (generally 24 months). Once the borrowers under these TDRs have made at least six consecutive months of principal and interest payments under a formal modification agreement, they are classified as performing TDRs. These loans are moved to nonaccrual status if the loan becomes 90 days past due as to principal or interest, or sooner if conditions warrant.

The outstanding balance of nonperforming TDRs in the consumer loan portfolio was $3.3 million at December 31, 2012, compared to $9.4 million at December 31, 2011. The decrease in nonperforming TDRs in the consumer loan portfolio during 2012 was primarily attributable to TDRs moving to performing status due to the borrowers' sustained repayment histories. The Corporation had $15.6 million of performing TDRs in the consumer loan portfolio at both December 31, 2012 and 2011. The Corporation's performing TDRs in the consumer loan portfolio were unchanged during 2012, as the increase resulting from loans moving from nonperforming to performing TDR status during 2012 was offset by both borrower payments and TDRs that had reached the end of their initial modification term being refinanced at market interest rates, and thus no longer meet the definition of a TDR. The Corporation recognized $0.3 million of additional provision for loan losses during 2012, compared to $0.4 million during 2011, related to impairment on its TDRs in the consumer loan portfolio (as a result of the temporary reduction in the borrowers' interest rates) at the time the loans were modified based on the present value of expected future cash flows discounted at the loan's original effective interest rate. The weighted average contractual interest rate on the Corporation's TDRs in the consumer loan portfolio was 4.54% at December 31, 2012.
The Corporation's cumulative redefault rate as of December 31, 2012 on its TDRs, which represents the percentage of TDRs that transferred to nonaccrual status since the Corporation began such modifications in 2009, was 19% for TDRs in the commercial loan portfolio and 14% for TDRs in the consumer loan portfolio.
Other Real Estate and Repossessed Assets
Other real estate and repossessed assets are components of nonperforming assets that include other real estate (ORE), comprised of residential and commercial real estate and land development properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and repossessed assets, comprised of other personal and commercial assets. ORE totaled $18.1 million at December 31, 2012, a decrease of $6.8 million, or 27%, from $24.9 million at December 31, 2011. The decrease in ORE during 2012 was partially attributable to the sale of one ORE property, which consisted of vacant land with a carrying value of $4.1 million. This ORE property was obtained as a result of the Corporation receiving a deed in lieu of foreclosure on this property during the fourth quarter of 2010 that was attributable to a loan acquired in the Corporation's acquisition of OAK. This loan was impaired at the acquisition date and was recorded at the estimated fair value of the collateral at that time. Repossessed assets totaled $0.4 million at December 31, 2012, compared to $0.6 million at December 31, 2011.
The following schedule provides the composition of ORE at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In thousands)
Composition of ORE:
Vacant land	$3,407	$7,565
Commercial real estate properties	8,359	9,565
Residential real estate properties	5,764	6,171
Residential land development properties	527	1,587
Total ORE	$18,057	$24,888
The following schedule summarizes ORE activity during 2012 and 2011:

	Years Ended December 31,
	2012	2011
	(In thousands)
Balance at beginning of year	$24,888	$26,977
Additions	12,988	16,870
Write-downs to fair value	(1,602)	(4,677)
Dispositions	(18,217)	(14,282)
Balance at end of year	$18,057	$24,888
The Corporation's ORE is carried at the lower of cost or fair value less estimated cost to sell. The Corporation's $18.1 million of ORE at December 31, 2012 included three ORE properties, with a carrying value of $0.5 million or more, totaling $1.9 million. The historically large inventory of real estate properties for sale across the State of Michigan has resulted in an increase in the Corporation's carrying time and cost of holding ORE. Consequently, the Corporation had $10.2 million in ORE at December 31, 2012 that had been held in excess of one year, of which $3.3 million had been held in excess of three years. Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and the Corporation had $7.7 million of nonperforming loans that were in the process of foreclosure at December 31, 2012, it is anticipated that the level of the Corporation's ORE will remain at elevated levels.
All of the Corporation's ORE properties have been written down to fair value through a charge-off against the allowance for loan losses at the time the loan was transferred to ORE or through a subsequent write-down, recorded as an operating expense, to recognize a further market value decline of the property after the initial transfer date. In addition, ORE properties acquired in the acquisition of OAK were recorded at fair value at the date of acquisition. Accordingly, at December 31, 2012, the carrying value of ORE of $18.1 million was reflective of $32.2 million in charge-offs, write-downs or fair value adjustments, and represented 36% of the contractual loan balance remaining at the time the property was transferred to ORE.
During 2012, the Corporation sold 196 ORE properties for net proceeds of $20.6 million. On an average basis, the net proceeds from these sales represented 122% of the carrying value of the property at the time of sale, with the net proceeds representing 50% of the remaining loan balance at the time the Corporation received title to the properties.
Nonperforming assets at December 31, 2012 and 2011 did not include acquired loans totaling $9.1 million and $17.4 million, respectively, even though these loans were not performing in accordance with their original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools. Acquired loans not performing in accordance with the loan's original contractual terms are included in the Corporation's impaired loan schedule in Note 4 to the consolidated financial statements.
Impaired Loans
A loan is considered impaired when management determines it is probable that all of the principal and interest due will not be collected according to the original contractual terms of the loan agreement. Impaired loans are accounted for at the lower of the present value of expected cash flows discounted at the loan's effective interest rate or the estimated fair value of the collateral, if the loan is collateral dependent. A portion of the allowance for loan losses is specifically allocated to impaired loans. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from amounts estimated.
Impaired loans include nonaccrual loans, TDRs (nonperforming and performing) and acquired loans that were not performing in accordance with their original contractual terms. Impaired loans totaled $129.0 million at December 31, 2012, a decrease of $11.2 million, or 8.0%, compared to impaired loans of $140.2 million at December 31, 2011. A summary of impaired loans at December 31, 2012 and 2011 follows:

	December 31,
	2012	2011
	(In thousands)
Originated impaired loans:
Commercial loan portfolio:
Nonaccrual loans	$57,662	$61,354
Nonperforming TDRs	13,876	14,675
Performing TDRs	15,789	4,765
Subtotal	87,327	80,794
Consumer loan portfolio:
Nonaccrual loans	13,636	17,040
Nonperforming TDRs	3,321	9,383
Performing TDRs	15,580	15,629
Subtotal	32,537	42,052
Total originated impaired loans	119,864	122,846
Acquired loans not performing in accordance with original contractual terms	9,099	17,375
Total impaired loans	$128,963	$140,221

After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, it was determined that impaired loans of the commercial loan portfolio totaling $24.1 million at December 31, 2012 required a specific allocation of the allowance for loan losses (valuation allowance), compared to $27.3 million of impaired loans requiring a valuation allowance at December 31, 2011. The Corporation's nonperforming and performing TDRs in the commercial loan portfolio at December 31, 2012 and 2011 did not require a valuation allowance as the Corporation expected to collect the full principal and interest owed on each of these loans in accordance with their modified terms.
The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance at December 31, 2012 and 2011 and partial loan charge-offs (confirmed losses) taken on these impaired loans:

	Amount	Valuation Allowance	Confirmed Losses	Cumulative Inherent Loss Percentage
	(Dollars in thousands)
December 31, 2012
Impaired loans — originated commercial loan portfolio:
With valuation allowance and no charge-offs	$16,054	$4,624	$—	29%
With valuation allowance and charge-offs	8,006	2,826	790	41
With charge-offs and no valuation allowance	27,634	—	16,525	37
Without valuation allowance or charge-offs	35,633	—	—	—
Total	87,327	$7,450	$17,315	24%
Impaired acquired loans	9,099
Total impaired loans to commercial borrowers	$96,426
December 31, 2011
Impaired loans — originated commercial loan portfolio:
With valuation allowance and no charge-offs	$12,658	$3,717	$—	29%
With valuation allowance and charge-offs	14,656	4,865	2,640	43
With charge-offs and no valuation allowance	25,407	—	19,015	43
Without valuation allowance or charge-offs	28,073	—	—	—
Total	80,794	$8,582	$21,655	30%
Impaired acquired loans	17,375
Total impaired loans to commercial borrowers	$98,169
The Corporation's valuation allowance for impaired loans of the commercial loan portfolio was $7.5 million at December 31, 2012, a decrease of $1.1 million from $8.6 million at December 31, 2011. The decrease in the valuation allowance was primarily reflective of loan charge-offs of impaired loans during 2012. Confirmed losses represent partial loan charge-offs on impaired loans due primarily to the receipt of a recent third-party property appraisal indicating the value of the collateral securing the loan is below the loan balance and management believes full collection of the loan balance is not likely.
The Corporation generally does not recognize a valuation allowance for impaired loans in the consumer loan portfolio as these loans are comprised of smaller-balance homogeneous loans that are collectively evaluated for impairment. However, the Corporation had a valuation allowance attributable to TDRs in the consumer loan portfolio of $0.7 million at both December 31, 2012 and 2011, related to the reduction in the present value of expected future cash flows for these loans discounted at their original effective interest rate.
Impaired loans included acquired loans totaling $9.1 million and $17.4 million at December 31, 2012 and 2011, respectively, that were not performing in accordance with the original contractual terms of the loans. These loans did not require a valuation allowance as they are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools.

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
A summary of the activity in the allowance for loan losses for the five years ended December 31, 2012 is included in Table 6.
TABLE 6. ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of year	$88,333	$89,530	$80,841	$57,056	$39,422
Provision for loan losses	18,500	26,000	45,600	59,000	49,200
Loan charge-offs:
Commercial	(6,427)	(6,950)	(8,430)	(12,001)	(16,787)
Commercial real estate	(7,930)	(13,132)	(10,811)	(9,231)	(6,995)
Real estate construction and land development	(1,366)	(489)	(2,539)	(6,969)	(2,963)
Residential mortgage	(5,438)	(4,971)	(8,041)	(3,694)	(2,458)
Consumer installment and home equity	(6,275)	(6,566)	(10,665)	(6,791)	(4,739)
Total loan charge-offs	(27,436)	(32,108)	(40,486)	(38,686)	(33,942)
Recoveries of loans previously charged off:
Commercial	744	1,676	921	904	1,473
Commercial real estate	2,246	856	426	495	131
Real estate construction and land development	2	45	20	307	29
Residential mortgage	562	849	543	614	160
Consumer installment and home equity	1,540	1,485	1,665	1,151	583
Total loan recoveries	5,094	4,911	3,575	3,471	2,376
Net loan charge-offs	(22,342)	(27,197)	(36,911)	(35,215)	(31,566)
Allowance for loan losses at end of year	$84,491	$88,333	$89,530	$80,841	$57,056
Allowance for loan losses — originated	$83,991	$86,733	$89,530	$80,841	$57,056
Allowance for loan losses — acquired	500	1,600	—	—	—
Allowance for loan losses — total	$84,491	$88,333	$89,530	$80,841	$57,056
Net loan charge-offs during the year as a percentage of average loans outstanding during the year	0.57%	0.73%	1.07%	1.18%	1.10%
Allowance for loan losses — originated as a percentage of:
Total originated loans	2.22%	2.60%	2.86%	2.70%	1.91%
Nonperforming loans	92%	82%	61%	60%	61%
Economic conditions in the Corporation's markets, which are primarily within Michigan, were generally less favorable than those nationwide during 2011 and 2012. The economy in Michigan showed signs of improvement in 2011 and 2012, although economic challenges remain and are expected to continue in 2013. Accordingly, management believes net loan losses, delinquencies and nonperforming loans will remain at elevated levels.

The following schedule summarizes information related to the allowance for originated loans:

	December 31,
	2012	2011	2010
	(Dollars in thousands)
Allowance for loan losses (allowance) — originated loans	$83,991	$86,733	$89,530
Nonperforming loans	90,854	106,269	147,729
Allowance for originated loans as a percent of:
Total originated loans	2.22%	2.60%	2.86%
Nonperforming loans	92%	82%	61%
Nonperforming loans, net of impaired originated loans for which the expected loss has been charged-off	132%	107%	70%
The allowance of the acquired loan portfolio was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair value at the date of acquisition, with the estimated fair value including a component for expected credit losses. Acquired loans are subsequently evaluated for further credit deterioration in loan pools, which consist of loans with similar credit risk characteristics. If an acquired loan pool experiences a decrease in expected cash flows as compared to those expected at the acquisition date, a portion of the allowance is allocated to acquired loans. The Corporation established an allowance on the acquired loan portfolio through the provision for loan losses of $1.6 million in 2011 and increased it by $1.1 million during 2012. The establishment of the allowance on the acquired loan portfolio was primarily attributable to one of the fourteen acquired loan pools experiencing a decline in expected cash flows. During the third quarter of 2012, the Corporation charged off $2.2 million of one loan relationship in this loan pool. At December 31, 2012, the allowance on the acquired loan portfolio was $0.5 million and was related to two consumer loan pools performing slightly below original expectations. There were no material changes in expected cash flows for the remaining acquired loan pools.
The allocation of the allowance for loan losses in Table 7 is based upon ranges of estimates and is not intended to imply either limitations on the usage of the allowance or exactness of the specific amounts. The entire allowance attributable to originated loans is available to absorb future loan losses within the originated loan portfolio without regard to the categories in which the loan losses are classified. The allocation of the allowance is based upon a combination of factors, including historical loss factors, credit-risk grading, past-due experiences, and other factors, as discussed above.
TABLE 7. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
	2012		2011		2010		2009		2008
	Allowance Amount	Percent of Originated Loans in Each Category to Total Loans	Allowance Amount	Percent of Originated Loans in Each Category to Total Loans	Allowance Amount	Percent of Originated Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in millions)
Originated loans:
Commercial	$18.8	24%	$20.7	23%	$22.2	22%	$19.1	20%	$12.3	20%
Commercial real estate	28.4	25	30.0	24	32.6	25	23.9	26	20.3	26
Real estate construction and land development	2.8	2	3.7	3	4.6	3	5.7	4	3.8	4
Residential mortgage	13.3	23	13.0	25	10.8	25	13.1	25	8.0	28
Consumer installment and home equity	15.5	26	15.8	25	16.6	25	17.3	25	10.9	22
Unallocated	5.2	—	3.5	—	2.7	—	1.7	—	1.8	—
Subtotal — originated loans	84.0	100%	86.7	100%	89.5	100%	$80.8	100%	$57.1	100%
Acquired loans	0.5		1.6		—
Total	$84.5		$88.3		$89.5

DEPOSITS
Total deposits were $4.92 billion at December 31, 2012, an increase of $555 million, or 13%, from total deposits at December 31, 2011 of $4.37 billion. The increase in total deposits during 2012 was primarily attributable to the $404 million of deposits acquired in the acquisition of 21 branches on December 7, 2012. Excluding these acquired deposits, total deposits increased $151 million, or 3.4%, during 2012, which included increases in interest- and noninterest-bearing demand deposits and savings deposits that were partially offset by a decline in certificate of deposit accounts and the Corporation paying off maturing brokered deposits. The Corporation experienced a slight change in the mix of deposits during 2012, with a portion of funds from maturing certificates of deposit being transferred by customers into noninterest-bearing demand accounts. Noninterest-bearing demand deposits were $1.09 billion at December 31, 2012 compared to $876 million at December 31, 2011. In comparison, certificates of deposit were $1.47 billion at December 31, 2012 compared to $1.51 billion at December 31, 2011. At December 31, 2012, the Corporation had $62 million in remaining brokered deposits that were acquired in the OAK acquisition. The Corporation intends to continue to use its liquidity to pay off brokered deposits as they mature, with $54 million of brokered deposits maturing during 2013. Total deposits increased $35 million during 2011, with an increase in customer deposits of $104 million being partially offset by $69 million of maturing brokered deposits.
It is the Corporation's strategy to develop customer relationships that will drive core deposit growth and stability. The Corporation's competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation's markets during 2012 and 2011, the Corporation's efforts to expand its deposit relationships with existing customers, its financial strength and a general trend in customers holding more liquid assets, have resulted in the Corporation experiencing increases in customer deposits. Total deposits increased $183 million and $104 million, excluding brokered and acquired deposits, during 2012 and 2011, respectively, while during the same time frame, the Corporation experienced a decrease in the average cost of its deposits.
The growth of the Corporation's deposits can be impacted by competition from other investment products, such as mutual funds and various annuity products. These investment products are sold by a wide spectrum of organizations, such as brokerage and insurance companies, as well as by financial institutions. The Corporation also competes with credit unions in most of its markets. These institutions are challenging competitors, as credit unions are exempt from federal income taxes, allowing them to potentially offer higher deposit rates.
In response to the competition for other investment products, Chemical Bank, through its Chemical Financial Advisors program, offers a wide array of mutual funds, annuity products and marketable securities through an alliance with an independent, registered broker/dealer.
At December 31, 2012, the Corporation's time deposits, which consist of certificates of deposit, totaled $1.47 billion, of which $927 million have stated maturities in 2013, although the Corporation expects the majority of these to be renewed by customers. The following schedule summarizes the scheduled maturities of the Corporation's time deposits:

Maturity Schedule	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
2013 maturities:
First quarter	$358,248	0.67%
Second quarter	223,613	0.98
Third quarter	183,847	1.09
Fourth quarter	160,816	1.04
Total 2013 maturities	926,524	0.89
2014 maturities	239,359	1.74
2015 maturities	190,804	2.17
2016 maturities	59,447	1.81
2017 maturities	56,423	1.53
Total time deposits	$1,472,557	1.82%

Table 8 presents the maturity distribution of time deposits of $100,000 or more at December 31, 2012. Time deposits of $100,000 or more totaled $532 million and represented 11% of total deposits at December 31, 2012.
TABLE 8. MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE

	December 31, 2012
	Amount	Percent
	(Dollars in thousands)
Maturity:
Within 3 months	$126,416	24%
After 3 but within 6 months	88,012	16
After 6 but within 12 months	119,889	23
After 12 months	197,349	37
Total	$531,666	100%
BORROWED FUNDS
Borrowed funds include short-term borrowings and FHLB advances.
Short-term borrowings were $310.5 million, $303.8 million and $242.7 million at December 31, 2012, 2011 and 2010, respectively, and were comprised solely of securities sold under agreements to repurchase. Short-term borrowings, which are highly interest rate sensitive, increased $6.7 million, or 2.2%, during 2012 primarily due to additional funds deposited by the Corporation's business customers. Securities sold under agreements to repurchase represent funds deposited by customers, generally on an overnight basis, that are collateralized by investment securities owned by Chemical Bank, as these deposits are not covered by FDIC insurance. These funds have been a stable source of liquidity for Chemical Bank, much like its core deposit base. As part of the Corporation's focus on relationship banking, it generally accepts these deposits from customers that have an established banking relationship with Chemical Bank. A summary of short-term borrowings for 2012, 2011 and 2010 is included in Note 9 to the consolidated financial statements.
FHLB advances are borrowings from the Federal Home Loan Bank of Indianapolis that are secured under a blanket security agreement of residential mortgage first lien loans with an aggregate book value equal to at least 155% of the advances and FHLB capital stock owned by Chemical Bank. FHLB advances are generally used to fund loans and a portion of the Corporation's investment securities portfolio. FHLB advances outstanding totaled $34.3 million at December 31, 2012 and $43.1 million at December 31, 2011. The Corporation acquired $35.9 million of FHLB advances in conjunction with the OAK acquisition, of which $9.3 million were outstanding at December 31, 2012. On January 22, 2013, the Corporation paid off early all of its FHLB advances outstanding of $34.3 million, resulting in a prepayment penalty of $0.8 million. The Corporation prepaid the FHLB advances with its available liquidity in an effort to improve its net interest income in 2013. A summary of FHLB advances outstanding at December 31, 2012 and 2011 is included in Note 10 to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND CREDIT-RELATED COMMITMENTS
The Corporation has various financial obligations, including contractual obligations and commitments, which may require future cash payments. Refer to Notes 8, 9, 10 and 19 to the consolidated financial statements for a further discussion of these contractual obligations.
The following schedule summarizes the Corporation's noncancelable contractual obligations and future required minimum payments at December 31, 2012.
Contractual Obligations

	December 31, 2012
	Minimum Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Deposits with no stated maturity(1)	$3,448,886	$—	$—	$—	$3,448,886
Time deposits with a stated maturity(1)	926,524	430,163	115,870	—	1,472,557
Short-term borrowings(1)	310,463	—	—	—	310,463
FHLB advances(1)(2)	34,289	—	—	—	34,289
Commitment to fund a low income housing partnership	880	—	—	—	880
Commitment to fund a private equity capital investment	600	—	—	—	600
Operating leases and noncancelable contracts	6,419	6,193	3,428	2,884	18,924
Total contractual obligations	$4,728,061	$436,356	$119,298	$2,884	$5,286,599
(1) Deposits and borrowings exclude accrued interest.
(2) The Corporation prepaid all of its FHLB advances outstanding as of December 31, 2012 on January 22, 2013.
Credit-Related Commitments
The Corporation also has credit-related commitments that may impact liquidity. The following schedule summarizes the Corporation's credit-related commitments and expiration dates by period at December 31, 2012.

	December 31, 2012
	Expiration Dates by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit:
Commercial loans	$427,185	$45,790	$9,382	$19,898	$502,255
Home equity lines of credit	89,443	54,640	50,922	26,938	221,943
Residential mortgage construction loans	15,775	—	—	—	15,775
Total unused commitments to extend credit	532,403	100,430	60,304	46,836	739,973
Undisbursed loan commitments	203,377	—	—	—	203,377
Standby letters of credit	27,947	14,635	94	225	42,901
Total credit-related commitments	$763,727	$115,065	$60,398	$47,061	$986,251
Because many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation. Refer to Note 19 to the consolidated financial statements for a further discussion of these obligations.

CASH DIVIDENDS
The Corporation's annual cash dividends paid per common share over the past five years were as follows:

	Years Ended December 31,
	2012	2011	2010	2009	2008
Annual Cash Dividend (per common share)	$0.82	$0.80	$0.80	$1.18	$1.18
The Corporation has paid regular cash dividends every quarter since it began operating as a bank holding company in 1973. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to shareholders. Over the long-term, cash dividends to shareholders are dependent upon earnings, capital requirements, legal and regulatory restraints and other factors affecting Chemical Bank. Refer to Note 20 to the consolidated financial statements for a further discussion of factors affecting cash dividends.
CAPITAL
Capital supports current operations and provides the foundation for future growth and expansion. Total shareholders' equity was $596.3 million at December 31, 2012, an increase of $24.6 million, or 4.3%, from total shareholders' equity of $571.7 million at December 31, 2011. The increase in shareholders' equity during 2012 was attributable to the Corporation's net income exceeding cash dividends paid to shareholders by $28.4 million, which was partially offset by a $5.8 million increase in accumulated other comprehensive losses. The $5.8 million increase in accumulated other comprehensive losses was primarily attributable to an increase in the projected benefit obligation of the Corporation's defined benefit pension plan resulting from a decline in the discount rate used to value the projected benefit obligation. Book value per common share at December 31, 2012 and 2011 was $21.69 and $20.82, respectively.
Shareholders' equity increased $11.6 million in 2011. The increase in shareholders' equity during 2011 was attributable to the Corporation's net income exceeding cash dividends paid to shareholders by $21.1 million, which was partially offset by an $11.2 million increase in accumulated other comprehensive losses resulting from an increase in the Corporation's defined benefit pension plan's projected benefit obligation.
The ratio of shareholders' equity to total assets was 10.1% at December 31, 2012, compared to 10.7% at both December 31, 2011 and December 31, 2010. The Corporation's tangible equity, which is defined as total shareholders' equity less goodwill and other acquired intangible assets, totaled $468.4 million, $454.2 million and $440.4 million at December 31, 2012, 2011 and 2010, respectively. The Corporation's tangible equity to assets ratio was 8.1%, 8.7% and 8.6% at December 31, 2012, 2011 and 2010, respectively. The decrease in the Corporation's tangible equity to assets ratio during 2012 was attributable to the branch acquisition transaction completed on December 7, 2012, which added $404 million of total assets, including $12.6 million of intangible assets.
Under the regulatory "risk-based" capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Corporation's and Chemical Bank's various asset categories. These guidelines assign risk weights to on- and off-balance sheet items in arriving at total risk-weighted assets. Regulatory capital is divided by the computed total of risk-weighted assets to arrive at the risk-based capital ratios. Risk-weighted assets at December 31, 2012 totaled $4.18 billion and $4.16 billion for the Corporation and Chemical Bank, respectively, compared to $3.88 billion for both the Corporation and Chemical Bank at December 31, 2011.

The Corporation and Chemical Bank both continue to maintain strong capital positions, which significantly exceeded the minimum levels prescribed by the Federal Reserve at December 31, 2012, as shown in the following schedule:

	December 31, 2012
	Leverage Ratio	Risk-Based Capital Ratios
		Tier 1	Total
Actual Capital Ratios:
Chemical Financial Corporation	9.2%	12.0%	13.2%
Chemical Bank	8.9	11.6	12.9
Minimum required for capital adequacy purposes	4.0	4.0	8.0
Minimum required for "well-capitalized" capital adequacy purposes	5.0	6.0	10.0
As of December 31, 2012, Chemical Bank's capital ratios exceeded the minimum required to be categorized as well-capitalized, as defined by applicable regulatory requirements. See Note 20 to the consolidated financial statements for more information regarding the Corporation's and Chemical Bank's regulatory capital ratios.
From time to time, the board of directors of the Corporation approves common stock repurchase programs allowing the repurchase of shares of the Corporation's common stock in the open market. The repurchased shares are available for later reissuance in connection with potential future stock dividends, the Corporation's dividend reinvestment plan, employee benefit plans and other general corporate purposes. Under these programs, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including the projected parent company cash flow requirements and the Corporation's share price.
In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation's common stock under a stock repurchase program. In November 2011, the board of directors of the Corporation reaffirmed the stock buy-back authorization with the qualification that the shares may only be repurchased if the share price is below the tangible book value per share of the Corporation's common stock at the time of the repurchase. Since the January 2008 authorization, no shares have been repurchased. At December 31, 2012, there were 500,000 remaining shares available for repurchase under the Corporation's stock repurchase programs.
On April 18, 2011, the shareholders of the Corporation approved an amendment to the restated articles of incorporation to increase the number of authorized shares of common stock from 30,000,000 to 45,000,000.
NET INTEREST INCOME
Net interest income is the difference between interest income on earning assets, such as loans, investment and non-marketable equity securities and interest-bearing deposits with the Federal Reserve Bank (FRB), and interest expense on liabilities, such as deposits and borrowings. Net interest income is the Corporation's largest source of net revenue (net interest income plus noninterest income), representing 78% of net revenue during 2012, compared to 81% in 2011 and 80% in 2010. Net interest income, on a fully taxable equivalent (FTE) basis, is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt commercial loans and investment securities. Net interest margin is calculated by dividing net interest income (FTE) by average interest-earning assets. Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Because noninterest-bearing sources of funds, or free funds (principally demand deposits and shareholders' equity), also support earning assets, the net interest margin exceeds the net interest spread.
Net interest income (FTE) in 2012, 2011 and 2010 was $192.6 million, $189.0 million and $175.5 million, respectively. The presentation of net interest income on a FTE basis is not in accordance with GAAP, but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine tax equivalent net interest income were $5.04 million, $5.13 million and $4.35 million for 2012, 2011 and 2010, respectively. These adjustments were computed using a 35% federal income tax rate.

Changes in the Corporation's net interest income are influenced by a variety of factors, including changes in the level and mix of interest-earning assets and interest-bearing liabilities, current and prior years' interest rate changes, the level and direction of interest rates, the difference between short-term and long-term interest rates (the steepness of the yield curve) and the general strength of the economies in the Corporation's markets. Risk management plays an important role in the Corporation's level of net interest income. The ineffective management of credit risk, and more significantly interest rate risk, can adversely impact the Corporation's net interest income. Management monitors the Corporation's consolidated statement of financial position to reduce the potential adverse impact on net interest income caused by significant changes in interest rates. The Corporation's policies in this regard are further discussed in the section captioned "Market Risk" in Item 7A of this report.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 3.25% at the end of 2008 and remained at this historically low rate through December 31, 2012. The prime interest rate has historically been 300 basis points higher than the federal funds rate. The Federal Open Market Committee (FOMC) has indicated that it will potentially keep the federal funds rate between zero and 0.25% at least through mid-2015, and therefore, the prime interest rate is expected to remain at or near its current historical low level of 3.25% during 2013. The majority of the Corporation's variable interest rate loans in the commercial loan portfolio are tied to the prime rate.
Net interest income (FTE) of $192.6 million in 2012 was $3.6 million, or 1.9%, higher than net interest income (FTE) of $189.0 million in 2011. The increase in net interest income (FTE) in 2012, compared to 2011, was primarily attributable to an increase in average loans, which were $223 million, or 6.0%, higher in 2012 than in 2011. The favorable impact on net interest income (FTE) from the growth of loans was partially offset by the net unfavorable impact of interest-earning assets and interest-bearing liabilities repricing during 2012. The net interest margin was 3.76% in 2012, compared to 3.80% in 2011. The average yield on interest-earning assets decreased 21 basis points to 4.22% in 2012 from 4.43% in 2011. The average cost of interest-bearing liabilities decreased 21 basis points to 0.60% in 2012 from 0.81% in 2011. The decreases in the yield on interest-earning assets and the cost of interest-bearing liabilities during 2012 were primarily attributable to the repricing of loans and time deposits at lower interest rates as they matured and were renewed in the continued low interest rate environment.
Net interest income (FTE) of $189.0 million in 2011 was $13.5 million, or 7.7%, higher than net interest income (FTE) of $175.5 million in 2010. The increase in net interest income (FTE) in 2011, compared to 2010, was primarily attributable to the acquisition of OAK in 2010, combined with a decrease in the cost of interest-bearing liabilities attributable to declines in market interest rates and the repricing of matured certificates of deposit. The positive impact on net interest income in 2011, compared to 2010, was also attributable to an increase in average loans in 2011, excluding the impact of loans acquired in the acquisition of OAK, that was partially offset by a decline in the average yield of the loan portfolio. The net interest margin was 3.80% in both 2011 and 2010. The average yield on interest-earning assets decreased 22 basis points to 4.43% in 2011 from 4.65% in 2010. The average cost of interest-bearing liabilities decreased 26 basis points to 0.81% in 2011 from 1.07% in 2010. The decreases in the yield on interest-earning assets and the cost of interest-bearing liabilities were also attributable to the repricing of loans and time deposits at lower interest rates as they matured and were renewed during 2011.
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

Table 9 presents, for 2012, 2011 and 2010, the average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on a FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin.
TABLE 9. AVERAGE BALANCES, TAX EQUIVALENT INTEREST AND EFFECTIVE YIELDS AND RATES*

	Years Ended December 31,
	2012			2011			2010
	Average Balance	Interest (FTE)	Effective Yield/ Rate	Average Balance	Interest (FTE)	Effective Yield/ Rate	Average Balance	Interest (FTE)	Effective Yield/ Rate
ASSETS	(Dollars in thousands)
Interest-Earning Assets:
Loans**	$3,965,074	$195,122	4.92%	$3,741,850	$199,982	5.34%	$3,449,562	$194,035	5.62%
Taxable investment securities	670,766	9,890	1.47	607,921	9,423	1.55	618,847	11,363	1.84
Tax-exempt investment securities	189,796	9,039	4.76	171,971	8,907	5.18	139,377	7,563	5.43
Other assets	25,572	1,041	4.07	26,252	965	3.68	25,463	766	3.01
Interest-bearing deposits with the FRB	264,919	703	0.27	423,710	1,097	0.26	384,763	1,055	0.27
Total interest-earning assets	5,116,127	215,795	4.22%	4,971,704	220,374	4.43%	4,618,012	214,782	4.65%
Less: Allowance for loan losses	(87,510)			(91,720)			(88,757)
Other Assets:
Cash and cash due from banks	113,582			113,919			111,388
Premises and equipment	67,753			65,344			63,329
Interest receivable and other assets	232,127			244,851			209,338
Total Assets	$5,442,079			$5,304,098			$4,913,310
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$890,029	$971	0.11%	$820,996	$1,366	0.17%	$780,889	$1,792	0.23%
Savings deposits	1,174,556	1,367	0.12	1,141,977	2,342	0.21	1,085,793	4,244	0.39
Time deposits	1,451,493	19,444	1.34	1,560,405	25,585	1.64	1,481,722	29,859	2.02
Short-term borrowings	312,729	426	0.14	287,176	524	0.18	249,731	650	0.26
FHLB advances	39,301	1,005	2.56	64,257	1,572	2.45	87,051	2,765	3.18
Total interest-bearing liabilities	3,868,108	23,213	0.60	3,874,811	31,389	0.81	3,685,186	39,310	1.07
Noninterest-bearing deposits	947,984	—	—	826,495	—	—	668,826	—	—
Total deposits and borrowed funds	4,816,092	23,213	0.48	4,701,306	31,389	0.67	4,354,012	39,310	0.90
Interest payable and other liabilities	38,536			33,271			28,479
Shareholders' equity	587,451			569,521			530,819
Total Liabilities and Shareholders' Equity	$5,442,079			$5,304,098			$4,913,310
Net Interest Spread (Average yield earned minus average rate paid)			3.62%			3.62%			3.58%
Net Interest Income (FTE)		$192,582			$188,985			$175,472
Net Interest Margin (Net interest income (FTE)/total average interest-earning assets)			3.76%			3.80%			3.80%

*	Taxable equivalent basis using a federal income tax rate of 35%.
**	Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

Table 10 allocates the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities and changes in average interest rates earned and paid.
TABLE 10. VOLUME AND RATE VARIANCE ANALYSIS* (In thousands)

	2012 Compared to 2011				2011 Compared to 2010
	Increase (Decrease) Due to Changes in			Combined Increase (Decrease)	Increase (Decrease) Due to Changes in		Combined Increase (Decrease)
	Average Volume**	Average Yield/Rate**			Average Volume**	Average Yield/Rate**
Changes in Interest Income on Interest-Earning Assets:
Loans	$11,254	$(16,114)		$(4,860)	$15,834	$(9,887)	$5,947
Taxable investment securities/other assets	946	(403)		543	(171)	(1,570)	(1,741)
Tax-exempt investment securities	898	(766)		132	1,714	(370)	1,344
Interest-bearing deposits with the FRB	(434)	40		(394)	91	(49)	42
Total change in interest income on interest-earning assets	12,664	(17,243)		(4,579)	17,468	(11,876)	5,592
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	49	(444)		(395)	37	(463)	(426)
Savings deposits	10	(985)	k	(975)	83	(1,985)	(1,902)
Time deposits	(1,659)	(4,482)		(6,141)	1,617	(5,891)	(4,274)
Short-term borrowings	38	(136)		(98)	87	(213)	(126)
FHLB advances	(635)	68		(567)	(634)	(559)	(1,193)
Total change in interest expense on interest-bearing liabilities	(2,197)	(5,979)		(8,176)	1,190	(9,111)	(7,921)
Total Change in Net Interest Income (FTE)	$14,861	$(11,264)		$3,597	$16,278	$(2,765)	$13,513

*	Taxable equivalent basis using a federal income tax rate of 35%.
**
The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate change in proportion to the relationship of the absolute dollar amount of the change in each.

PROVISION FOR LOAN LOSSES
The provision for loan losses (provision) is determined by management as the increase to the allowance to provide for probable losses inherent in the originated loan portfolio and for impairment in pools of acquired loans that results from the Corporation experiencing a decrease in the expected cash flows of acquired loans, as compared to the expected cash flows of the acquired loans that were estimated at the acquisition date.
The provision was $18.5 million in 2012, compared to $26.0 million in 2011 and $45.6 million in 2010. The provision in 2012 and 2011 included $1.1 million and $1.6 million, respectively, related to the acquired loan portfolio that was primarily attributable to one acquired loan pool experiencing a decline in expected cash flows.
The Corporation experienced net loan charge-offs of $22.3 million in 2012, compared to $27.2 million in 2011 and $36.9 million in 2010. Net loan charge-offs in 2012 included $2.2 million related to one commercial loan relationship in the acquired loan portfolio. Net loan charge-offs as a percentage of average loans were 0.57% in 2012, compared to 0.73% in 2011 and 1.07% in 2010. Net loan charge-offs of loans in the commercial loan portfolio totaled $12.7 million in 2012, compared to $18.0 million in 2011 and $20.4 million in 2010 and represented 57% of total net loan charge-offs during 2012, compared to 66% in 2011 and 55% in 2010. The commercial loan portfolio's net loan charge-offs in 2012 were not concentrated in any one industry or borrower, except for the $2.2 million net loan charge-off related to one commercial loan relationship in the acquired loan portfolio. Net loan charge-offs of loans in the consumer loan portfolio totaled $9.6 million in 2012, compared to $9.2 million in 2011 and $16.5 million in 2010.

The Corporation's provision of $18.5 million in 2012 was $3.8 million lower than 2012 net loan charge-offs of $22.3 million and $7.5 million lower than the 2011 provision of $26.0 million. The reduction in the provision in 2012, compared to both net loan charge-offs in 2012 and the provision in 2011, was reflective of a continued improvement in credit quality of the loan portfolio that included significant decreases in loan charge-offs and nonperforming loans and no significant adverse changes in risk grade categories of the commercial loan portfolio. It is management's belief that the overall credit quality of the Corporation's loan portfolio was positively impacted by an improvement in the economic environment in the State of Michigan, with the state unemployment rate declining slightly to 8.9% at December 31, 2012 from 9.3% at December 31, 2011, even though it remained higher than the national average unemployment rate of 7.8% at December 31, 2012.
NONINTEREST INCOME
The following schedule summarizes the major components of noninterest income during the past three years:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Service charges and fees on deposit accounts	$19,581	$18,452	$18,562
Wealth management revenue	11,763	11,104	10,106
Electronic banking fees	6,981	6,637	5,765
Mortgage banking revenue	6,597	3,881	3,925
Other fees for customer services	2,598	2,451	2,461
Insurance commissions	1,836	1,413	1,373
Gain on sale of merchant card services	1,280	—	—
Other	1,236	462	280
Total noninterest income	$51,872	$44,400	$42,472
Noninterest income as a percentage of:
Net revenue (net interest income plus noninterest income)	22%	19%	20%
Average total assets	0.95%	0.84%	0.86%
Noninterest income was $51.9 million in 2012, $44.4 million in 2011 and $42.5 million in 2010. Noninterest income in 2012 included nonrecurring income of $2.1 million, including $1.3 million attributable to a gain from the sale of the Corporation's merchant card servicing business, $0.6 million from a partial insurance recovery of a 2008 branch cash loss and $0.2 million from a merchant card vendor settlement. Excluding nonrecurring income, noninterest income in 2012 increased $5.4 million, or 12%, compared to 2011, with the increase primarily attributable to higher service charges on deposit accounts and mortgage banking revenue, although all major components of noninterest income were higher in 2012 than 2011. Noninterest income in 2011 increased $1.9 million, or 4.5%, compared to 2010, with the increase primarily attributable to increases in wealth management revenue and electronic banking fees.
Service charges and fees on deposit accounts, which include overdraft/non-sufficient funds fees, checking account fees and other deposit account charges, were $19.6 million in 2012, $18.5 million in 2011 and $18.6 million in 2010. Service charges and fees on deposit accounts in 2012 increased $1.1 million, or 6.1%, from 2011 due to higher overdraft/non-sufficient fund fees and an increase in business checking account fees. During the second quarter of 2012, the Corporation increased certain service fees it charges for business checking accounts, the first such increase in fourteen years. Service charges and fees on deposit accounts in 2011 approximated 2010. Overdraft/non-sufficient funds fees were $15.6 million in 2012, $14.9 million in 2011 and $15.0 million in 2010.
Wealth management revenue is comprised of investment fees that are generally based on the market value of assets within a trust account, custodial account fees and fees from sales of investment products. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. Wealth management revenue was $11.8 million in 2012, $11.1 million in 2011 and $10.1 million in 2010. The increase in wealth management revenue of $0.7 million, or 5.9%, in 2012, compared to 2011, was due to increases in fees earned resulting from a change in the composition of trust assets under administration, in addition to improving equity market performance that led to increased assets under management, while the increase of $1.0 million, or 9.9%, in 2011, compared to 2010, resulted primarily from improving equity market performance and growth in new assets, both of which led to increased assets under management. Wealth management revenue includes fees from sales of investment products offered through the Chemical Financial Advisors program. Fees from this program totaled $3.0 million in 2012, compared to $2.7 million in 2011 and $2.3 million in 2010.

At December 31, 2012, the estimated fair value of trust assets under administration was $2.07 billion (including discretionary assets of $1.18 billion and nondiscretionary assets of $892 million), compared to $1.95 billion at December 31, 2011 (including discretionary assets of $1.08 billion and nondiscretionary assets of $867 million), and $2.02 billion at December 31, 2010 (including discretionary assets of $1.13 billion and nondiscretionary assets of $891 million).
Electronic banking fees, which represent income earned by the Corporation from ATM transactions, debit card activity and internet banking fees, were $7.0 million in 2012, $6.6 million in 2011 and $5.8 million in 2010. Electronic banking fees increased $0.4 million, or 5.2%, in 2012, compared to 2011, and $0.8 million, or 15%, in 2011, compared to 2010, due primarily to increased customer debit card activity.
Mortgage banking revenue (MBR) includes revenue from originating, selling and servicing residential mortgage loans for the secondary market. MBR was $6.6 million in 2012, compared to $3.9 million in both 2011 and 2010. MBR in 2012 increased $2.7 million, or 70%, over 2011 due primarily to both higher gains on the sale of loans in the secondary market and higher volume. MBR was the same in 2011 and 2010, with higher loan servicing fees and an increase in the average net gain per loan sold in 2011, compared to 2010, being offset by a decrease in the volume of loans sold in the secondary market in 2011, compared to 2010. The Corporation sold $305 million of residential mortgage loans in the secondary market during 2012, compared to $219 million during 2011 and $275 million during 2010. At December 31, 2012, the Corporation was servicing $906 million of residential mortgage loans that had been originated by the Corporation in its market areas and subsequently sold in the secondary market, up from $903 million at December 31, 2011 and $892 million at December 31, 2010.
The Corporation sells residential mortgage loans in the secondary market on both a servicing retained and servicing released basis. These sales include the Corporation entering into residential mortgage loan sale agreements with buyers in the normal course of business. The agreements contain provisions that include various representations and warranties regarding the origination, characteristics and underwriting of the mortgage loans. The recourse of the buyer may result in either indemnification of the loss incurred by the buyer or a requirement for the Corporation to repurchase the loan which the buyer believes does not comply with the representations included in the loan sale agreement. Repurchase demands and loss indemnifications received by the Corporation are reviewed by a senior officer on a loan-by-loan basis to validate the claim made by the buyer. The Corporation maintains a reserve for probable losses expected to be incurred from loans previously sold in the secondary market. This contingent liability was based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the sale of loans in the secondary market and current economic conditions. During 2012, the Corporation incurred loan losses and buyer indemnification expenses totaling $0.4 million related to five residential mortgage loans that had been previously sold in the secondary market. During 2011 and 2010 combined, the Corporation incurred loan losses and buyer indemnification expenses totaling $0.2 million related to four residential mortgage loans that had been previously sold in the secondary market. The Corporation was also required to repurchase six residential mortgage loans in 2012 and eight residential mortgage loans in 2011 and 2010 that had been previously sold in the secondary market as it was determined that these loans did not meet the original qualifications for sale in the secondary market. The Corporation did not incur a loss at the time of repurchase on any of these fourteen loans as they were all considered performing loans at the repurchase date. The Corporation records losses resulting from the repurchase of loans previously sold in the secondary market, as well as adjustments to estimates of future probable losses, as part of its MBR in the period incurred. The Corporation's reserve for probable losses was $0.75 million at December 31, 2012, compared to $0.25 million at December 31, 2011.
All other categories of noninterest income, including other fees for customer services, insurance commissions and other noninterest income, and excluding the nonrecurring income previously discussed, totaled $4.8 million in 2012, $4.3 million in 2011 and $4.1 million in 2010. Other fees for customer services include revenue from safe deposit boxes, credit card referral fees, wire transfer fees, letter of credit fees and other fees for services. Insurance commissions primarily consist of title insurance commissions received on title insurance policies issued for customers of Chemical Bank.

OPERATING EXPENSES
The following schedule summarizes the major categories of operating expenses during the past three years:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Salaries and wages	$68,668	$61,301	$56,750
Employee benefits	15,715	13,192	11,666
Equipment and software	13,112	11,935	13,446
Occupancy	12,413	12,974	11,491
Outside processing/service fees	7,867	7,093	5,497
Professional fees	4,347	4,128	5,589
FDIC insurance premiums	4,320	5,375	7,388
Credit-related expenses	3,816	9,535	8,197
Postage and courier	3,149	3,147	3,115
Advertising and marketing	3,106	2,850	3,054
Training, travel and other employee expenses	2,530	2,246	1,765
Donations	1,892	1,537	991
Telephone	1,693	1,631	1,768
Intangible asset amortization	1,569	1,860	1,705
Supplies	1,567	1,690	1,740
Other	3,345	1,509	2,640
Total operating expenses	$149,109	$142,003	$136,802
Full-time equivalent staff (at December 31)	1,859	1,716	1,608
Efficiency ratio (1)	60.4%	60.8%	60.7%
Total operating expenses as a percentage of total average assets (1)	2.69%	2.68%	2.69%
(1) Excludes nonrecurring items, including expenses incurred in conjunction with acquisitions.
Total operating expenses were $149.1 million in 2012, $142.0 million in 2011 and $136.8 million in 2010. Operating expenses in 2012 and 2010 included acquisition-related transaction expenses of $2.9 million and $4.3 million, respectively, related to the acquisition of 21 branch offices in 2012 and the acquisition of OAK in 2010. Excluding acquisition-related expenses, operating expenses in 2012 increased $4.2 million, or 3.0%, compared to 2011, with the increase primarily due to higher employee compensation costs and equipment and software expenses, which were partially offset by lower credit-related expenses and FDIC insurance premiums. Operating expenses in 2011 increased $5.2 million, or 3.8%, compared to 2010, with the increase largely due to increases in personnel costs and occupancy expense, resulting from the acquisition of OAK, and increases in outside processing/service fees and credit-related expenses, which were partially offset by decreases in a number of operating expense categories.
Salaries and wages were $68.7 million in 2012, $61.3 million in 2011 and $56.7 million in 2010. Salaries and wages expense in 2012 increased $7.4 million, or 12%, over 2011 due primarily to new positions, merit increases, market driven salary increases that took effect at the beginning of 2012 and higher incentive compensation expenses. Salaries and wages expense in 2011 increased $4.6 million, or 8.0%, over 2010 due primarily to additional employees related to the acquisition of OAK, new positions and merit increases.
Employee benefits expense was $15.7 million in 2012, $13.2 million in 2011 and $11.7 million in 2010. Employee benefits expense in 2012 increased $2.5 million, or 19%, over 2011, due primarily to a 15% increase in group health insurance plan costs during 2012 and higher pension plan expenses resulting from a higher projected benefit obligation at the end of 2011 attributable to the historically low discount rate used to measure the projected benefit obligation. Employee benefits expense in 2011 increased $1.5 million, or 13%, over 2010, due partially to additional employees related to the acquisition of OAK and partially to a 25% increase in group health insurance plan costs during 2011.
Compensation expenses, which include salaries and wages and employee benefits, as a percentage of total operating expenses were 56.6% in 2012, 52.5% in 2011 and 50.0% in 2010.

Equipment and software expense was $13.1 million in 2012, $11.9 million in 2011 and $13.4 million in 2010. Equipment and software expense in 2012 increased $1.2 million, or 9.9%, over 2011 due primarily to higher software expense where the cost is based on the number of users or is volume-based, both of which were higher in 2012 than 2011. Equipment and software expense in 2011 decreased $1.5 million, or 11%, from 2010 due primarily to 2010 including information technology conversion costs attributable to the acquisition of OAK of $1.4 million. Equipment expense included depreciation expense on equipment and software of $4.8 million in both 2012 and 2011, compared to $5.0 million in 2010.
Occupancy expense was $12.4 million in 2012, $13.0 million in 2011 and $11.5 million in 2010. Occupancy expense in 2012 decreased $0.6 million, or 4.3%, from 2011 due to lower maintenance, utility and property tax expenses, which were partially offset by higher depreciation expense. Occupancy expense in 2011 increased $1.5 million, or 13%, over 2010, due primarily to the acquisition of OAK, which increased the Corporation's branch network by thirteen branches. Occupancy expense included depreciation expense on buildings of $3.3 million in 2012, $3.1 million in 2011 and $2.8 million in 2010.
Outside processing and service fees were $7.9 million in 2012, $7.1 million in 2011 and $5.5 million in 2010. Outside processing and service fees in 2012 included $1.3 million of acquisition-related conversion costs. Excluding these acquisition-related costs, outside processing and service fees in 2012 decreased $0.5 million, or 7.0%, from 2011 due primarily to a reduction in internet banking operating costs resulting from a change in the Corporation's internet banking platform in 2011. Outside processing and service fees in 2011 increased $1.6 million, or 29%, from 2010 due primarily to the Corporation implementing various information technology initiatives, including an upgrade, expansion and conversion of its internet banking platform in 2011.
Professional fees were $4.3 million in 2012, $4.1 million in 2011 and $5.6 million in 2010. Professional fees in 2012 included $1.1 million of acquisition-related transaction expenses. Excluding acquisition-related expenses, professional fees in 2012 decreased $0.9 million, or 22%, from 2011 due partially to 2011 including costs related to the Corporation's business process improvement project, which resulted in the identification of various internal project initiatives with cost saving opportunities which are expected to improve and enhance the overall Chemical Bank customer experience. Professional fees in 2011 decreased $1.5 million, or 26%, from 2010 as 2010 included expenses attributable to the acquisition of OAK.
FDIC insurance premiums were $4.3 million in 2012, $5.4 million in 2011 and $7.4 million in 2010. FDIC insurance premiums in 2012 decreased $1.1 million, or 20%, from 2011, due primarily to a change in the assessment base and a lower assessment rate applicable to the Corporation. Effective April 1, 2011, the Corporation's assessment base changed from average deposits to average assets less Tier 1 capital and its assessment rate declined from approximately 16 basis points to 9 basis points, on an annualized basis. The Corporation's FDIC insurance premiums in 2012 were also lower than 2011 partially due to reductions in its assessment rate resulting from improvement in the Corporation's earnings and the credit quality of its loan portfolio. FDIC insurance premiums in 2011 decreased $2.0 million, or 27%, from 2010 due to the change in the assessment base and a lower assessment rate applicable to the Corporation.
Credit-related expenses are comprised of other real estate (ORE) net costs and loan collection costs. ORE net costs are comprised of costs to carry ORE, such as property taxes, insurance and maintenance costs, fair value write-downs after a property is transferred to ORE and net gains/losses from the disposition of ORE. Loan collection costs include legal fees, appraisal fees and other costs recognized in the collection of loans with deteriorated credit quality and in the process of foreclosure. Credit-related expenses were $3.8 million in 2012, $9.5 million in 2011 and $8.2 million in 2010. Credit-related expenses in 2012 decreased $5.7 million, or 60%, from 2011 due largely to the Corporation recognizing net gains of $1.5 million on the sale/write-down of ORE properties during 2012, compared to incurring net expense on the sale/write-down of ORE properties of $2.6 million during 2011. The additional reduction in credit-related expenses of $1.6 million in 2012, compared to 2011, was attributable to lower ORE operating costs, lower legal collection costs and lower appraisal fees on nonperforming and watch loan credits as the credit quality of the Corporation's loan portfolio continued to improve. Credit-related expenses in 2011 increased $1.3 million, or 16%, from 2010 due to a $1.2 million increase in net expense on the sale/write-down of ORE properties and a $1.0 million increase in ORE operating costs, which were partially offset by a $1.1 million reduction in loan collection costs. Property taxes on ORE were $1.5 million in 2012, $2.2 million in 2011 and $1.0 million in 2010. Other operating costs on ORE were $1.3 million in 2012, $1.2 million in 2011 and $1.4 million in 2010.
Donations were $1.9 million in 2012, $1.5 million in 2011 and $1.0 million in 2010. Donations in 2012 increased $0.4 million, or 23%, over 2011 due primarily to the establishment of the Chemical Bank Foundation in 2012. The Chemical Bank Foundation was established with the intent of building an endowment that will serve to award grants to organizations that improve the quality of life throughout the communities served by the Corporation. Donations in 2011 increased $0.5 million, or 55%, over 2010 due primarily to several large charitable pledges made by the Corporation in 2011.

All other categories of operating expenses totaled $17.0 million in 2012, $15.0 million in 2011 and $15.8 million in 2010. All other categories of operating expenses in 2012 included $0.4 million of acquisition-related expenses, while 2011 included the reversal of a $1.2 million state tax accrual as a result of the elimination of a state tax contingent liability. Excluding acquisition-related expenses and the state tax accrual reversal, all other categories of operating expenses in 2012 increased $0.4 million, or 2.7%, over 2011, while all other categories of operating expenses in 2011 increased $0.4 million, or 2.5%, from 2010.
The Corporation's efficiency ratio, which measures total operating expenses (excluding nonrecurring acquisition-related transaction expenses) divided by the sum of net interest income (FTE) and noninterest income (excluding nonrecurring income), was 60.4% in 2012, 60.8% in 2011 and 60.7% in 2010.
INCOME TAXES
The Corporation's effective federal income tax rate was 29.0% in 2012, 28.5% in 2011 and 26.0% in 2010. The fluctuations in the Corporation's effective federal income tax rate reflect changes each year in the proportion of interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits. Based on the Corporation's assessment of uncertain tax positions during 2012, 2011 and 2010, no adjustments to the federal income tax provision were required. The Corporation had no uncertain tax positions during the three years ended December 31, 2012. The increases in the Corporation's effective federal income tax rate in 2012 and 2011, compared to 2011 and 2010, respectively, were due primarily to increases in the Corporation's pre-tax income.
Tax-exempt income on a fully tax-equivalent (FTE) basis, net of related nondeductible interest expense, totaled $12.5 million in 2012, $12.8 million in 2011 and $10.9 million in 2010. Tax-exempt income (FTE) as a percentage of total interest income (FTE) was 5.8% in both 2012 and 2011, compared to 5.1% in 2010. Income before income taxes (FTE) was $76.8 million in 2012, $65.4 million in 2011 and $35.5 million in 2010.
LIQUIDITY
Liquidity measures the ability of the Corporation to meet current and future cash flow needs in a timely manner. Liquidity risk is the adverse impact on net interest income if the Corporation was unable to meet its cash flow needs at a reasonable cost.
Liquidity is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The Corporation manages its funding needs by maintaining a level of liquid funds through its asset/liability management process. The Corporation's largest sources of liquidity on a consolidated basis are the deposit base that comes from consumer, business and municipal customers within the Corporation's local markets, principal payments on loans, maturing investment securities, cash held at the Federal Reserve Bank (FRB) and unpledged investment securities available-for-sale. Excluding brokered and other deposits acquired in acquisitions, customer deposits increased $151 million, or 3.4%, during 2012, compared to an increase of $104 million, or 2.5%, during 2011. Despite loans increasing $336 million, or 8.8%, during 2012, the Corporation's loan-to-deposit ratio decreased to 85% at December 31, 2012 from 88% at December 31, 2011 due primarily to $404 million of deposits that were acquired in the Corporation's acquisition of 21 branches during 2012. At December 31, 2012 and 2011, the Corporation had $514 million and $261 million, respectively, of cash deposits held at the FRB that were not invested in federal funds sold due to the low interest rate environment. In addition, at December 31, 2012, the Corporation had unpledged investment securities available-for-sale with an amortized cost of $88 million. The Corporation also has available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.
Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB that are generally secured by residential mortgage first lien loans. The Corporation considers advances from the FHLB as its primary wholesale source of liquidity. The Corporation's FHLB advances were $34 million at December 31, 2012. The Corporation prepaid all of its FHLB advances outstanding as of December 31, 2012 on January 22, 2013. At December 31, 2012, the Corporation's additional borrowing availability from the FHLB, based on its FHLB capital stock and subject to certain requirements, was $309 million (excluding the prepayment of $34 million in January 2013). Chemical Bank can also borrow from the FRB's discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At December 31, 2012, Chemical Bank maintained an unused borrowing capacity of $29 million with the FRB's discount window based upon pledged collateral as of that date. It is management's belief that the Corporation's borrowing capacity at both the FHLB and FRB could be expanded, if deemed necessary, as Chemical Bank has additional borrowing capacity available at the FHLB that could be used if it increased its investment in FHLB capital stock, and Chemical Bank has a significant amount of additional assets that could be used as collateral at the FRB's discount window.

The Corporation manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements. The Corporation's primary source of liquidity is dividends from Chemical Bank.
Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. During 2012, Chemical Bank paid $27.6 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $22.6 million. During 2011, Chemical Bank paid $22.0 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $22.0 million. The Corporation had $6.0 million in cash at December 31, 2012, which it held in a deposit account at Chemical Bank. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to the Corporation's shareholders. Over the long term, cash dividends to shareholders are dependent upon earnings, capital requirements, regulatory restraints and other factors affecting Chemical Bank.
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
The Corporation's interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast (base case). At December 31, 2012 and 2011, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. Additionally, the Corporation projected the change in net interest income of an immediate 400 basis point increase in market interest rates at December 31, 2012 and 2011. The Corporation did not project an immediate 400 basis point decrease in interest rates as the likelihood of a decrease of this size was considered unlikely given prevailing interest rate levels. These projections were based on the Corporation's assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and residential mortgage and consumer loans. The ALCO regularly monitors the Corporation's forecasted net interest income sensitivity to ensure that it remains within established limits.

A summary of the Corporation's interest rate sensitivity at December 31, 2012 and 2011 follows:

	Gradual Change					Immediate Change
December 31, 2012
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400
Percent change in net interest income vs. constant rates	(4.1)%	(2.3)%	—	0.9%	1.3%	5.7%
December 31, 2011
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400
Percent change in net interest income vs. constant rates	(3.5)%	(1.9)%	—	0.6%	0.4%	1.7%
At December 31, 2012, the model simulations projected that 100, 200 and 400 basis point increases in interest rates, as previously discussed, would result in positive variances in net interest income of 0.9%, 1.3% and 5.7%, respectively, relative to the base case over the next 12-month period, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.3% and 4.1%, respectively, relative to the base case over the next 12-month period. At December 31, 2011, the model simulations projected that 100, 200 and 400 basis point increases in interest rates, as previously discussed, would result in positive variances in net interest income of 0.6%, 0.4% and 1.7%, respectively, relative to the base case over the next 12-month period, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.9% and 3.5%, respectively, relative to the base case over the next 12-month period. The likelihood of a decrease in interest rates beyond 100 basis points at December 31, 2012 and 2011 was considered to be unlikely given prevailing interest rate levels.
Future increases in market interest rates are not expected to have a significant immediate favorable impact on the Corporation's net interest income at the time of such increases because of the low percentage of variable interest rate loans in the Corporation's loan portfolio and a large percentage of variable interest rate loans at interest rate floors at December 31, 2012. Variable interest rate loans comprised 27% of the Corporation's loan portfolio at December 31, 2012, compared to 29% at December 31, 2011. Approximately two-thirds of the Corporation's variable interest rate loans were at an interest rate floor and are expected to remain at their floor until they mature or market interest rates rise more than 75 basis points. To reduce the risk of rising interest rates adversely impacting net interest income, the Corporation has positioned its balance sheet to be more asset sensitive by holding some variable rate instruments in its investment securities portfolio. Variable rate investment securities at December 31, 2012 were $281 million, or 34% of total investment securities, compared to $308 million, or 36% of total investment securities, at December 31, 2011. The interest rate sensitivity of the Corporation's balance sheet was also impacted by the increase of cash held at the FRB, which totaled $514 million at December 31, 2012, up from $261 million at December 31, 2011, with the increase primarily due to the deposits acquired in the branch acquisition transaction. The FOMC has indicated that it will keep the federal funds rate at between zero and 0.25% at least through mid-2015, and therefore, corresponding increases in other market interest rates that are generally tied to the federal funds rate, such as the prime interest rate, are not expected to increase during 2013.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Chemical Financial Corporation:
We have audited the accompanying consolidated statements of financial position of Chemical Financial Corporation and subsidiaries (Corporation) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemical Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chemical Financial Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2013 expressed an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.

/s/ KPMG LLP

Detroit, Michigan
February 22, 2013

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
	2012	2011
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$142,467	$121,294
Interest-bearing deposits with the Federal Reserve Bank	513,668	260,646
Total cash and cash equivalents	656,135	381,940
Investment securities:
Available-for-sale, at fair value	586,809	667,276
Held-to-maturity, at amortized cost (fair value - $229,922 at December 31, 2012 and $183,769 at December 31, 2011)	229,977	183,339
Total investment securities	816,786	850,615
Loans held-for-sale	17,665	18,818
Loans	4,167,735	3,831,285
Allowance for loan losses	(84,491)	(88,333)
Net loans	4,083,244	3,742,952
Premises and equipment	75,458	65,997
Goodwill	120,164	113,414
Other intangible assets	15,388	11,472
Interest receivable and other assets	132,412	154,245
Total Assets	$5,917,252	$5,339,453
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$1,085,857	$875,791
Interest-bearing	3,835,586	3,491,066
Total deposits	4,921,443	4,366,857
Interest payable and other liabilities	54,716	54,024
Short-term borrowings	310,463	303,786
Federal Home Loan Bank (FHLB) advances	34,289	43,057
Total liabilities	5,320,911	4,767,724
Shareholders' equity:
Preferred stock, no par value:
Authorized – 200,000 shares, none issued	—	—
Common stock, $1 par value per share:
Authorized — 45,000,000 shares
Issued and outstanding — 27,498,868 shares at December 31, 2012 and 27,456,907 shares at December 31, 2011	27,499	27,457
Additional paid in capital	433,195	431,277
Retained earnings	166,766	138,324
Accumulated other comprehensive loss	(31,119)	(25,329)
Total shareholders' equity	596,341	571,729
Total Liabilities and Shareholders' Equity	$5,917,252	$5,339,453
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$193,193	$197,897	$192,247
Interest on investment securities:
Taxable	9,890	9,423	11,363
Tax-exempt	5,931	5,860	4,999
Dividends on nonmarketable equity securities	1,041	965	766
Interest on deposits with the Federal Reserve Bank	703	1,097	1,055
Total Interest Income	210,758	215,242	210,430
Interest Expense
Interest on deposits	21,782	29,293	35,895
Interest on short-term borrowings	426	524	650
Interest on FHLB advances	1,005	1,572	2,765
Total Interest Expense	23,213	31,389	39,310
Net Interest Income	187,545	183,853	171,120
Provision for loan losses	18,500	26,000	45,600
Net Interest Income after Provision for Loan Losses	169,045	157,853	125,520
Noninterest Income
Service charges and fees on deposit accounts	19,581	18,452	18,562
Wealth management revenue	11,763	11,104	10,106
Other charges and fees for customer services	11,415	10,501	9,599
Mortgage banking revenue	6,597	3,881	3,925
Gain on the sale of merchant card services	1,280	—	—
Other	1,236	462	280
Total Noninterest Income	51,872	44,400	42,472
Operating Expenses
Salaries, wages and employee benefits	84,383	74,493	68,416
Occupancy	12,413	12,974	11,491
Equipment and software	13,112	11,935	13,446
Other	39,201	42,601	43,449
Total Operating Expenses	149,109	142,003	136,802
Income Before Income Taxes	71,808	60,250	31,190
Federal income tax expense	20,800	17,200	8,100
Net Income	$51,008	$43,050	$23,090
Net Income Per Common Share
Basic	$1.86	$1.57	$0.88
Diluted	1.85	1.57	0.88
Cash Dividends Declared Per Common Share	0.82	0.80	0.80
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Net Income	$51,008	$43,050	$23,090
Other Comprehensive Income (Loss), Net of Tax:
Change in net unrealized gains on investment securities available-for-sale, net of tax expense of $505, $10 and $140 for the years ended December 31, 2012, 2011 and 2010, respectively	938	19	259
Change in adjustment for pension and other postretirement benefits, net of tax benefit of $3,623, $6,051 and $928 for the years ended December 31, 2012, 2011 and 2010, respectively	(6,728)	(11,237)	(1,723)
Total other comprehensive income (loss), net of tax	(5,790)	(11,218)	(1,464)
Comprehensive Income	$45,218	$31,832	$21,626
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Years Ended December 31, 2012, 2011 and 2010
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share data)
Balances at January 1, 2010	$23,891	$347,676	$115,391	$(12,647)	$474,311
Comprehensive income			23,090	(1,464)	21,626
Cash dividends declared and paid of $0.80 per share			(21,243)		(21,243)
Shares issued — stock options	1	41			42
Shares and stock options issued in the acquisition of O.A.K. Financial Corporation	3,530	80,167			83,697
Shares issued — directors' stock plans	12	238			250
Share-based compensation	6	1,389			1,395
Balances at December 31, 2010	27,440	429,511	117,238	(14,111)	560,078
Comprehensive income			43,050	(11,218)	31,832
Cash dividends declared and paid of $0.80 per share			(21,964)		(21,964)
Shares issued — directors' stock plans	12	254			266
Share-based compensation	5	1,512			1,517
Balances at December 31, 2011	27,457	431,277	138,324	(25,329)	571,729
Comprehensive income			51,008	(5,790)	45,218
Cash dividends declared and paid of $0.82 per share			(22,566)		(22,566)
Shares issued — stock options	1	19			20
Shares issued — directors' stock plans	16	307			323
Shares issued — restricted stock performance units	25	(273)			(248)
Share-based compensation		1,865			1,865
Balances at December 31, 2012	$27,499	$433,195	$166,766	$(31,119)	$596,341
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Operating Activities
Net income	$51,008	$43,050	$23,090
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	18,500	26,000	45,600
Gains on sales of loans	(9,645)	(5,017)	(5,986)
Proceeds from sales of loans	314,521	224,341	281,511
Loans originated for sale	(303,723)	(217,663)	(286,317)
Proceeds from sale of trading securities	—	—	1,083
Net gains on sales of other real estate and repossessed assets	(1,532)	(2,208)	(1,394)
Net loss on disposal of premises and equipment and branch bank properties	—	616	865
Depreciation of premises and equipment	8,142	7,950	7,826
Amortization of intangible assets	3,969	3,615	3,609
Net amortization of premiums and discounts on investment securities	4,795	4,024	2,818
Share-based compensation expense	1,865	1,517	1,395
Deferred income tax	12,668	6,413	3,439
Contributions to defined benefit pension plan	(12,000)	—	(10,000)
Net decrease in interest receivable and other assets	4,261	10,747	350
Net increase (decrease) in interest payable and other liabilities	2,337	(909)	9,325
Net Cash Provided by Operating Activities	95,166	102,476	77,214
Investing Activities
Investment securities — available-for-sale:
Proceeds from maturities, calls and principal reductions	268,848	327,013	333,878
Purchases	(191,689)	(419,714)	(253,815)
Investment securities — held-to-maturity:
Proceeds from maturities, calls and principal reductions	55,352	52,115	47,150
Purchases	(102,034)	(70,014)	(81,346)
Net increase in loans	(330,760)	(196,484)	(124,985)
Proceeds from sales of other real estate and repossessed assets	24,341	19,202	18,066
Purchases of premises and equipment, net	(10,303)	(8,602)	(7,733)
Purchase of bank owned life insurance	—	(3,600)	—
Cash acquired, net of cash paid, in business combinations	339,372	—	17,177
Net Cash Provided by (Used in) Investing Activities	53,127	(300,084)	(51,608)
Financing Activities
Net increase in interest- and noninterest-bearing demand deposits and savings accounts	307,972	113,164	200,829
Net increase (decrease) in time deposits	(157,425)	(78,072)	19,570
Net increase in short-term borrowings	6,677	61,083	2,135
Repayment of FHLB advances	(8,768)	(31,073)	(51,733)
Cash dividends paid	(22,566)	(21,964)	(21,243)
Proceeds from directors' stock purchase plan and exercise of stock options	260	245	292
Shares issued, net of shares withheld, for restricted stock performance units	(248)	—	—
Net Cash Provided by Financing Activities	125,902	43,383	149,850
Net Increase (Decrease) in Cash and Cash Equivalents	274,195	(154,225)	175,456
Cash and Cash Equivalents at Beginning of Year	381,940	536,165	360,709
Cash and Cash Equivalents at End of Year	$656,135	$381,940	$536,165
Supplemental Disclosures of Cash Flow Information
Interest paid	$23,859	$32,129	$40,206
Federal income taxes paid	9,029	7,787	9,800
Loans transferred to other real estate and repossessed assets	15,794	19,664	26,429
Business combinations:
Fair value of tangible assets acquired (noncash)	52,337	—	749,916
Goodwill and identifiable intangible assets acquired	12,350	—	53,310
Liabilities assumed	404,059	—	736,706
Common stock and stock options issued	—	—	83,697
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
Accounting Standards Codification
The Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB's officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies.
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
The Corporation consolidates variable interest entities (VIEs) in which it is the primary beneficiary. In general, a VIE is an entity that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (ii) has a group of equity owners that are unable to make significant decisions about its activities or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns as generated by its operations. If any of these characteristics are present, the entity is subject to a variable interests consolidation model, and consolidation is based on variable interests, not on ownership of the entity's outstanding voting stock. Variable interests are defined as contractual, ownership, or other monetary interests in an entity that change with fluctuations in the entity's net asset value. The primary beneficiary consolidates the VIE. The primary beneficiary is defined as the enterprise that has the power to direct the activities and absorb losses or the right to receive benefits.
The Corporation is a significant limited partner in two low income housing tax credit partnerships. These entities meet the definition of VIEs. The Corporation is not the primary beneficiary of either VIE in which it holds a limited partnership interest; therefore, the VIEs are not consolidated in the Corporation's financial statements. Exposure to loss as a result of its involvement with VIEs at December 31, 2012 was limited to approximately $3.4 million recorded as the Corporation's investment in one of the VIEs, which includes unfunded obligations to this project of $0.9 million. The Corporation's investment in this project is recorded in interest receivable and other assets and the future financial obligations are recorded in interest payable and other liabilities in the consolidated statement of financial position at December 31, 2012. The Corporation had no remaining recorded investment or unfunded obligations for the second VIE at December 31, 2012.
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

Business Combinations
Pursuant to the guidance of ASC Topic 805, Business Combinations (ASC 805), effective for all acquisitions with closing dates after January 1, 2009, the Corporation recognizes assets acquired and the liabilities assumed in acquisitions at their fair values as of the acquisition date, with the related acquisition and restructuring costs expensed in the period incurred.
On December 7, 2012, Chemical Bank acquired 21 branches from Independent Bank, a subsidiary of Independent Bank Corporation. In addition to the branch offices, which are located in the Northeast and Battle Creek regions of Michigan, the acquisition included $404 million in deposits and $44 million in loans. The purchase price of the branch offices, including equipment, was $8.1 million and the Corporation paid a premium on deposits of $11.5 million, or approximately 2.85% of total deposits. The loans were purchased at a discount of 1.75%. In connection with the acquisition of the branches, the Corporation recorded $6.8 million of goodwill, which represented the purchase price over the fair value of identifiable net assets acquired, and $5.6 million of other intangible assets attributable to customer core deposits.
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
ASC 805 affords a measurement period beyond the acquisition date that allows the Corporation the opportunity to finalize the acquisition accounting in the event that new information is identified that existed as of the acquisition date but was not known by the Corporation at that time. The Corporation anticipates that measurement period adjustments could arise from adjustments to the fair values of assets and liabilities recognized at the acquisition date as additional information is obtained, such as additional borrower information. In the event that a measurement period adjustment is identified, the Corporation will recognize the adjustment as part of its acquisition accounting, which may result in an adjustment to goodwill that has been recorded.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand and interest-bearing deposits held at the Federal Reserve Bank (FRB).
Investment Securities
Investment securities include investments in debt, trust preferred and preferred stock securities. Investment securities are accounted for in accordance with ASC Topic 320, Investments — Debt and Equity Securities (ASC 320), which requires investments to be classified within one of three categories (trading, held-to-maturity or available-for-sale). The Corporation held no trading investment securities at December 31, 2012 or 2011.
Designation as an investment security held-to-maturity is based on the Corporation's intent and ability to hold the security to maturity. Investment securities held-to-maturity are stated at cost, adjusted for purchase price premiums and discounts. Investment securities that are not held-to-maturity are accounted for as securities available-for-sale, and are stated at estimated fair value, with the aggregate unrealized gains and losses, not deemed other-than-temporary, classified as a component of accumulated other comprehensive income (loss), net of income taxes. Realized gains and losses on the sale of investment securities and other-than-temporary impairment (OTTI) charges are determined using the specific identification method and are included within noninterest income in the consolidated statements of income. Premiums and discounts on investment securities are amortized over the estimated lives of the related investment securities based on the effective interest yield method and are included in interest income in the consolidated statements of income.
The Corporation assesses equity and debt securities that have fair values below amortized cost basis to determine whether declines (impairment) are other-than-temporary. If the Corporation intends to sell an impaired security or it is more-likely-than-not that the Corporation will be required to sell an impaired security prior to the recovery of its amortized cost, an OTTI write-down is recognized in earnings equal to the entire difference between the security's amortized cost basis and its fair value. If the Corporation does not intend to sell an impaired security and it is not more-likely-than-not that the Corporation would be required to sell an impaired security before the recovery of its amortized cost basis, then the recognition of the impairment is bifurcated if a credit loss is deemed to have occurred. For a security where the impairment is bifurcated, the impairment is separated into an amount representing the credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. In assessing whether OTTI exists, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the potential for impairments in an entire industry or sub-sector and (iv) the potential for impairments in certain economically depressed geographical locations.

Nonmarketable Equity Securities
The Corporation is required to hold non-marketable equity securities, comprised of Federal Home Loan Bank of Indianapolis (FHLB) and FRB stock, as a condition of membership. These securities are accounted for at cost, which equals par or redemption value. These securities do not have a readily determinable fair value as their ownership is restricted and there is no market for these securities. These securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. The Corporation records these non-marketable equity securities as a component of other assets and they are periodically evaluated for impairment. Management considers these non-marketable equity securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. The Corporation's ownership of FHLB stock totaled $17.2 million at both December 31, 2012 and 2011 and FRB stock totaled $8.4 million at both December 31, 2012 and 2011.
Originated Loans
Originated loans include all of the Corporation's portfolio loans, excluding loans acquired on April 30, 2010 in the acquisition of OAK. Originated loans also include loans acquired as part of the branch acquisition on December 7, 2012, as these loans were performing and were considered high-quality loans in accordance with the Corporation's credit underwriting standards at that date. Originated loans are stated at their principal amount outstanding, net of unearned income, charge-offs and unamortized deferred fees and costs. Loan interest income is recognized on the accrual basis. Deferred loan fees and costs are amortized over the loan term based on the level-yield method. Net loan commitment fees are deferred and amortized into fee income on a straight-line basis over the commitment period.
The past due status of a loan is based on the loan's contractual terms. A loan is placed in nonaccrual status (accrual of interest is discontinued) when principal or interest is past due 90 days or more (except for a loan that is secured by residential real estate, which is transferred to nonaccrual status at 120 days past due), unless the loan is both well-secured and in the process of collection, or earlier when, in the opinion of management, there is sufficient reason to doubt the collectibility of principal or interest. Interest previously accrued, but not collected, is reversed and charged against interest income at the time the loan is placed in nonaccrual status. Subsequent receipts of interest while a loan is in nonaccrual status are recorded as a reduction of principal. Loans are returned to accrual status when principal and interest payments are brought current, payments have been received consistently for a period of time (generally six months) and collectibility is no longer in doubt.
Loans Acquired in a Business Combination
Loans acquired in a business combination (acquired loans) consist of loans acquired on April 30, 2010 in the acquisition of OAK. Acquired loans were recorded at fair value at the date of acquisition, without a carryover of the associated allowance for loan losses related to these loans, through a fair value discount that was, in part, attributable to deterioration in credit quality. The estimate of expected credit losses was determined based on due diligence performed by executive and senior officers of the Corporation, with assistance from third-party consultants. The fair value discount was recorded as a reduction of the acquired loans' outstanding principal balances in the consolidated statement of financial position at the acquisition date.
Those loans that qualify under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30), are recorded at fair value at acquisition. Acquired loans with an outstanding principal balance of $105 million at the acquisition date were determined to be loans with deteriorated credit quality and, therefore, met the scope criteria set forth in ASC 310-30. Further, the Corporation understands, as outlined in the American Institute of Certified Public Accountants' open letter to the Office of the Chief Accountant of the SEC dated December 18, 2009 and pending further standard setting, that for acquired loans that do not meet the scope criteria of ASC 310-30, a company may elect to account for such acquired loans pursuant to the provisions of either ASC Topic 310-20, Nonrefundable Fees and Other Costs, or ASC 310-30. The Corporation elected to apply ASC 310-30, by analogy, to acquired loans that were determined not to have deteriorated credit quality with an outstanding principal balance of $578 million at the acquisition date and thus follows the accounting and disclosure guidance of ASC 310-30 for these loans. Accordingly, the Corporation applied ASC 310-30 to the entire loan portfolio acquired in the acquisition of OAK with an outstanding principal balance of $683 million at the acquisition date. None of the acquired loans were classified as debt securities.
ASC 310-30 allows investors to aggregate acquired loans into loan pools that have common risk characteristics and thereby use a composite interest rate and expectation of cash flows expected to be collected for the loan pools. Under the provisions of ASC 310-30, the Corporation aggregated acquired loans into 14 pools based upon common risk characteristics, including types of loans, commercial type loans with similar risk grades and whether loans were performing or nonperforming. A pool is considered a single unit of accounting for the purposes of applying the guidance as described above. A loan will be removed from a pool of acquired loans only if the loan is sold, foreclosed, paid off or written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and the cash, fair value of the collateral, or other assets received would not affect the effective yield used to recognize the accretable yield on the remaining pool. The Corporation estimated the cash flows expected to be collected over the life of the pools of loans at acquisition and estimates expected cash flows quarterly thereafter, based on a set of assumptions including expectations as to default rates, prepayment rates and loss severities.
The calculation of the fair value of the acquired loan pools entails estimating the amount and timing of cash flows attributable to both principal and interest expected to be collected on such loan pools and then discounting those cash flows at market interest rates. The excess of a loan pool's expected cash flows at the acquisition date over its estimated fair value is referred to as the "accretable yield," which is recognized into interest income over the remaining life of the loan on a level-yield basis. The difference between a loan pool's contractually required principal and interest payments at the acquisition date and the cash flows expected to be collected at the acquisition date is referred to as the "nonaccretable difference," which includes an estimate of future credit losses expected to be incurred over the estimated life of the loan pool and interest payments that are not expected to be collected. Decreases to the expected cash flows in each loan pool in subsequent periods will require the Corporation to record a provision for loan losses. Improvements in expected cash flows in each loan pool in subsequent periods will result in reversing a portion of the nonaccretable difference, which is then classified as part of the accretable yield and subsequently recognized into interest income over the estimated remaining life of the loan pool.
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
Loans Modified Under Troubled Debt Restructurings
Loans modified under troubled debt restructurings (TDRs) involve granting a concession to a borrower who is experiencing financial difficulty. Concessions generally include modifications to original loan terms, including changes to a loan's payment schedule or interest rate, which generally would not otherwise be considered. The Corporation's loans reported as TDRs consist of originated loans that continue to accrue interest at the loan's original interest rate as the Corporation expects to collect the remaining principal and interest on the loan. The interest income recognized on TDRs may include accretion of an identified impairment at the time of modification which is attributable to a temporary reduction in the borrower's interest rate. At the time of modification, a TDR is reported as a nonperforming loan (nonperforming TDR) until a six-month payment history of principal and interest payments, in accordance with the terms of the loan modification, is sustained, at which time the Corporation moves the loan to a performing status (performing TDR). All TDRs are accounted for as impaired loans and are included in the Corporation's analysis of the allowance for loan losses. The Corporation's loans reported as TDRs do not include loans that are in a nonaccrual status that have been modified by the Corporation due to the borrower experiencing financial difficulty and for which a concession has been granted, as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these modified loans. A TDR that is in compliance with its modified terms and yields a market rate of interest at the time of a renewal or extension following the completion of the initial modification is no longer reported as a TDR after the calendar year in which the renewal or extension took place.
Loans in the Corporation's commercial loan portfolio (comprised of commercial, commercial real estate, real estate construction and land development loans) that meet the definition of a TDR generally consist of loans where the Corporation has allowed borrowers to defer scheduled principal payments and make interest-only payments for a specified period of time at the stated interest rate of the original loan agreement or reduced payments due to a moderate extension of the loan's contractual term. The Corporation does not expect to incur a loss on these loans based on its assessment of the borrowers' expected cash flows, and accordingly, no additional provision for loan losses has been recognized related to these loans. Since no loss is expected to be incurred on these loans, the loans accrue interest at the loan's contractual interest rate. These loans are individually evaluated for impairment and transferred to nonaccrual status if it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the modified terms of the loan.
Loans in the Corporation's consumer loan portfolio (comprised of residential mortgage, consumer installment and home equity loans) that meet the definition of a TDR generally include a concession that reduces a borrower's monthly payments by decreasing the interest rate charged on the loan for a specified period of time (generally 24 months) under a formal modification agreement. The Corporation recognizes an additional provision for loan losses related to impairment on these loans on an individual basis based on the present value of expected future cash flows discounted at the loan's original effective interest rate. These loans continue to accrue interest at the loan's effective interest rate, which consists of contractual interest under the terms of the modification agreement in addition to an adjustment for the accretion of computed impairment. These loans are moved to nonaccrual status if they become 90 days past due as to principal or interest, or sooner if conditions warrant.

Impaired Loans
A loan is defined to be impaired when it is probable that payment of principal and interest will not be made in accordance with the original contractual terms of the loan agreement. Impaired loans include nonaccrual loans, TDRs (nonperforming and performing) and acquired loans that were not performing in accordance with original contractual terms. Impaired loans are accounted for at the lower of the present value of expected cash flows discounted at the loan's effective interest rate or the estimated fair value of the collateral, if the loan is collateral dependent. When the present value of expected cash flows or the fair value of collateral of an impaired loan in the originated loan portfolio is less than the amount of unpaid principal outstanding on the loan, the principal balance of the loan is reduced to its carrying value through either an allocation of the allowance for loan losses or a partial charge-off of the loan balance.
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
Management's evaluation of the adequacy of the allowance is based on a continuing review of the loan portfolio, actual loan loss experience, the underlying value of the collateral, risk characteristics of the loan portfolio, the level and composition of nonperforming loans, the financial condition of the borrowers, the balance of the loan portfolio, loan growth, economic conditions, employment levels in the Corporation's local markets and special factors affecting specific business sectors. The Corporation maintains formal policies and procedures to monitor and control credit risk. Management evaluates the allowance on a quarterly basis in an effort to ensure the level is adequate to absorb probable losses inherent in the loan portfolio.
The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be incurred in the remainder of the originated loan portfolio, but that have not been specifically identified. The Corporation utilizes its own loss experience to estimate inherent losses on loans. Internal risk ratings are assigned to each loan in the commercial loan portfolio (commercial, commercial real estate, real estate construction and land development loans) at the time of approval and are subject to subsequent periodic reviews by senior management. The Corporation performs a detailed credit quality review quarterly on all loans greater than $0.25 million that have deteriorated below certain levels of credit risk, and may allocate a specific portion of the allowance to such loans based upon this review. A portion of the allowance is allocated to the remaining loans by applying projected loss ratios, based on numerous factors. Projected loss ratios incorporate factors such as recent charge-off experience, trends with respect to adversely risk-rated loans in the commercial loan portfolio, trends with respect to past due and nonaccrual loans, changes in economic conditions and trends, changes in the value of underlying collateral and other credit risk factors. This evaluation involves a high degree of uncertainty.
In determining the allowance and the related provision for loan losses, the Corporation considers four principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired commercial, commercial real estate, real estate construction and land development loans, (ii) allocations established for adversely-rated loans in the commercial loan portfolio and nonaccrual residential mortgage, consumer installment and home equity loans, (iii) allocations, by loan classes, on all other loans based principally on a five-year historical loan loss experience and loan loss trends and (iv) an unallocated allowance based on the imprecision in the allowance methodology for loans collectively evaluated for impairment.
The first element reflects the Corporation's estimate of probable losses based upon the systematic review of individually impaired loans in the originated commercial loan portfolio. These estimates are based upon a number of objective factors, such as payment history, financial condition of the borrower and discounted collateral exposure. The Corporation measures the investment in an impaired loan based on one of three methods: the loan's observable market price; the fair value of the collateral; or the present value of expected future cash flows discounted at the loan's effective interest rate. Loans in the commercial loan portfolio that were in nonaccrual status were valued based on the fair value of the collateral securing the loan, while TDRs in the commercial loan portfolio were valued based on the present value of expected future cash flows discounted at the loan's effective interest rate. It is the Corporation's general policy to, at least annually, obtain new appraisals on impaired loans in the commercial loan portfolio that are primarily secured by real estate and have a loan balance of greater than $0.25 million. When the Corporation determines that the fair value of the collateral is less than the carrying value of an impaired loan on nonaccrual status and a portion is deemed not collectible, the portion of the impairment that is deemed not collectible is charged off (confirmed loss) and deducted from the allowance. The remaining carrying value of the impaired loan is classified as a nonperforming loan. When the Corporation determines that the fair value of the collateral is less than the carrying value of an impaired loan but believes it is probable it will recover this impairment, the Corporation establishes a valuation allowance for such impairment.

The second element reflects the application of the Corporation's loan grade risk rating system. This risk rating system is similar to those employed by state and federal banking regulators. Loans in the commercial loan portfolio that are risk rated below a certain predetermined risk grade and nonaccrual residential mortgage, consumer installment and home equity loans are assigned a loss allocation factor that is based upon a historical analysis of actual loan losses incurred and a valuation of the type of collateral securing the loans.
The third element is determined by assigning allocations based principally upon a weighted five-year average of loss experience for each class of loan with higher weighting placed on the most recent years. Average losses may be adjusted based on current loan loss experience, delinquency trends and other environmental factors. This component considers the lagging impact of historical charge-off ratios in periods where future loan charge-offs are expected to increase or decrease, trends in delinquencies and nonaccrual loans, the changing portfolio mix in terms of collateral, average loan balance, loan growth and the degree of seasoning in the various loan portfolios. Loan loss analyses are performed quarterly.
The fourth element is based on factors that cannot be associated with a specific credit or loan class and reflects an attempt to ensure that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in the estimates of loan losses. Management maintains an unallocated allowance to recognize the uncertainty and imprecision underlying the process of estimating inherent loan losses in the loan portfolio. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocation methodology discussed above, involves the exercise of judgment. The unallocated allowance associated with the imprecision in the risk rating system is based on a historical evaluation of the accuracy of the risk ratings associated with loans. This unallocated portion of the allowance is judgmentally determined and generally serves to compensate for the uncertainty in estimating inherent losses, particularly in times of changing economic conditions, and also considers the inherent judgment associated with risk rating commercial loans. The unallocated portion of the allowance also takes into consideration economic conditions within the State of Michigan and nationwide, including unemployment levels, industry-wide loan delinquency rates, changing commercial and residential real estate values and inventory levels of residential lots, condominiums and single family houses held for sale.
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
Mortgage Banking Operations
The origination of residential mortgage loans is an integral component of the business of the Corporation. The Corporation generally sells conforming long-term fixed interest rate mortgage loans it originates in the secondary market. Gains on the sales of these loans are determined using the specific identification method. The Corporation sells residential mortgage loans in the secondary market on either a servicing retained or released basis.
The Corporation elected the fair value measurement option, as prescribed by ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), for all residential mortgage loans held-for-sale originated on or after July 1, 2012. This election allows for a more effective offset of the changes in fair value of residential mortgage loans held-for-sale and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. Residential mortgage loans held-for-sale are carried at fair value after June 30, 2012, with changes in fair value recorded through earnings. Prior to July 1, 2012, residential mortgage loans held-for-sale were carried at the lower of aggregate cost or market. The value of mortgage loans held-for-sale and other residential mortgage loan commitments to customers are hedged by utilizing best efforts forward commitments to sell loans to investors in the secondary market. Such forward commitments are generally entered into at the time customer applications are accepted to protect the value of the mortgage loans from increases in market interest rates during the period held and are generally settled with the investor in the secondary market within 90 days after entering into the forward commitment.

Forward loan commitments are accounted for as derivatives and recorded at fair value, with changes in fair value recorded through earnings. The Corporation recognizes revenue associated with the expected future cash flows of servicing loans for loans-held-for sale at the time a forward loan commitment is made to originate a held-for-sale loan, as required under SEC Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings.
The Corporation accounts for mortgage servicing rights (MSRs) by separately recognizing servicing assets. An asset is recognized for the rights to service mortgage loans that are created by the origination of mortgage loans that are sold with the servicing retained by the Corporation. The Corporation amortizes MSRs in proportion to and over the period of net servicing income and assesses MSRs for impairment, on a quarterly basis, based on fair value measurements. Unexpected prepayments of mortgage loans result in increased amortization of MSRs, as the remaining book value of the MSRs is expensed at the time of prepayment. Any temporary impairment of MSRs is recognized as a valuation allowance, resulting in a reduction of mortgage banking revenue. The valuation allowance is recovered when impairment that is believed to be temporary no longer exists. Other-than-temporary impairments are recognized if the recoverability of the carrying value is determined to be remote. When this occurs, the unrecoverable portion of the valuation allowance is recorded as a direct write-down to the carrying value of MSRs. This direct write-down permanently reduces the carrying value of the MSRs, precluding recognition of subsequent recoveries, and results in a reduction of mortgage banking revenue. For purposes of measuring the fair value of MSRs, the Corporation utilizes a third-party modeling software program. Servicing income is recognized when earned and is offset by the amortization of MSRs.
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
Other Real Estate
Other real estate (ORE) is comprised of commercial and residential real estate properties, including vacant land and development properties, obtained in partial or total satisfaction of loan obligations. ORE is recorded at the lower of cost or the estimated fair value of the property, less anticipated selling costs based upon the property's appraised value at the date of transfer to ORE and management's estimate of the fair value of the collateral, with any difference between the net realizable value of the property and the carrying value of the loan charged to the allowance for loan losses. Subsequent changes in the fair value of ORE are recognized as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Changes in the fair value of ORE, subsequent to the initial transfer to ORE, and costs incurred to maintain ORE are recorded in other operating expenses on the consolidated statements of income. Gains or losses not previously recognized resulting from the sale of ORE are also recognized in other operating expenses on the date of sale. ORE totaling $18.1 million and $24.9 million at December 31, 2012 and 2011, respectively, was included in the consolidated statements of financial position in interest receivable and other assets.
Goodwill
Goodwill is not amortized, but rather is subject to impairment tests annually, or more frequently if triggering events occur and indicate potential impairment. The Corporation's annual goodwill impairment test was performed as of October 31, 2012. The Corporation elected to bypass the qualitative assessment of goodwill impairment that became acceptable as a result of FASB Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment (ASU 2011-08) and performed Step 1 of the goodwill impairment test as of October 31, 2012, consistent with the Corporation's historical practice.
The income and market approach methodologies prescribed in ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), were utilized to estimate the value of the Corporation's goodwill under Step 1 of the goodwill impairment test. The income approach quantifies the present value of future economic benefits by capitalizing or discounting the cash flows of a business. This approach considers projected dividends, earnings, dividend paying capacity and future residual value. The market approach estimates the fair value of the entity by comparing it to similar companies that have recently been acquired or companies that are publicly traded on an organized exchange. The market approach includes a comparison of the financial condition of the entity against the financial characteristics and pricing information of comparable companies. As a result of performing the Step 1 goodwill impairment evaluation, the Corporation determined that its goodwill was not impaired at October 31, 2012.

Other Intangible Assets
Intangible assets consist of core deposit intangible assets and MSRs. Core deposit intangible assets arose as the result of business combinations or other acquisitions and are amortized over periods ranging from 10 to 15 years, primarily on an accelerated basis, as applicable. MSRs arose as a result of selling residential real estate mortgage loans in the secondary market while retaining the right to service these loans and receive servicing income over the life of the loan, as well as a result of the OAK acquisition, and are amortized in proportion to, and over the life of, the estimated net future servicing income of the underlying loans.
Share-based Compensation
The Corporation grants stock options, stock awards, restricted stock performance units and restricted stock service-based units to certain executive and senior management employees. The Corporation accounts for share-based compensation expense using the modified-prospective transition method. Under that method, compensation expense is recognized for stock options based on the estimated grant date fair value as computed using the Black-Scholes option pricing model and the probability of issuance. The Corporation accounts for stock awards based on the closing stock price of the Corporation's common stock on the date of the award. The fair values of both stock options and stock awards are recognized as compensation expense on a straight-line basis over the requisite service period. The Corporation accounts for restricted stock performance units based on the closing stock price of the Corporation's common stock on the date of grant, discounted by the present value of estimated future dividends to be declared over the requisite performance or service period. The fair value of restricted stock performance units is recognized as compensation expense over the expected requisite performance period, or requisite service period for awards with multiple performance and service conditions. The Corporation accounts for restricted stock service-based units based on the closing stock price of the Corporation's common stock on the date of grant, as these awards accrue dividend equivalents equal to the amount of any cash dividend that would have been payable to a shareholder owning the number of shares of the Corporation's common stock represented by the restricted stock service-based units. The fair value of the restricted stock service-based units is recognized as compensation expense over the requisite service period.
Cash flows realized from the tax benefits of exercised stock option awards that result from actual tax deductions that are in excess of the recorded tax benefits related to the compensation expense recognized for those options (excess tax benefits) are classified as financing activities on the consolidated statements of cash flows.
Short-term Borrowings
Short-term borrowings are comprised of securities sold under agreements to repurchase with customers with original scheduled maturities of one year or less. These agreements are collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated statements of financial position. The dollar amount of the securities underlying the agreements remain in the Corporation's investment securities portfolio. The Corporation's securities sold under agreements to repurchase are considered a stable source of liquidity, much like its core deposit base, and are generally only provided to customers that have an established banking relationship with Chemical Bank.
Federal Home Loan Bank Advances
Federal Home Loan Bank (FHLB) advances are borrowings from the FHLB to fund short-term liquidity needs as well as a portion of the loan and investment securities portfolios. These advances are secured, under a blanket security agreement, by first lien residential mortgage loans with an aggregate book value equal to at least 155% of the FHLB advances and the FHLB stock owned by the Corporation. FHLB advances with an original maturity of one year or less are classified as short-term and FHLB advances with an original maturity of more than one year are classified as long-term.
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
The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Corporation to record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At December 31, 2012, the Corporation had elected the fair value option on all of its residential mortgage loans held-for-sale. At December 31, 2011, the Corporation had not elected the fair value option for any financial assets or liabilities.

Pension and Postretirement Benefit Plan Actuarial Assumptions
The Corporation's defined benefit pension, supplemental pension and postretirement benefit obligations and related costs are calculated using actuarial concepts and measurements. Two critical assumptions, the discount rate and the expected long-term rate of return on plan assets, are important elements of expense and/or benefit obligation measurements. Other assumptions involve employee demographic factors such as retirement patterns, mortality, turnover and the rate of future compensation increases, as well as future health care costs. The Corporation evaluates all assumptions annually.
The discount rate enables the Corporation to state expected future benefit payments as a present value on the measurement date. The Corporation determined the discount rate at December 31, 2012 and 2011 by utilizing the results from a discount rate model that involves selecting a portfolio of bonds to settle the projected benefit payments of the defined benefit pension plan. The selected bond portfolio is derived from a universe of corporate bonds rated at Aa quality. After the bond portfolio is selected, a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plan's benefit payments which represents the discount rate. A lower discount rate increases the present value of benefit obligations and increases pension, supplemental pension and postretirement benefit expenses.
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
Income and Other Taxes
The Corporation is subject to the income and other tax laws of the United States, the State of Michigan and other states where nexus has been created. These laws are complex and are subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provision for income and other taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations and case law. In the process of preparing the Corporation's tax returns, management attempts to make reasonable interpretations of enacted tax laws. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management's ongoing assessment of facts and evolving case law.
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
On a quarterly basis, management assesses the reasonableness of its effective federal tax rate based upon its current best estimate of taxable income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on an annual basis, or sooner if business events or circumstances warrant. Management also assesses the need for a valuation allowance for deferred tax assets on a quarterly basis using information about the Corporation's current and historical financial position and results of operations.
Uncertain income tax positions are evaluated to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50% likely to be realized. Reserves for contingent income tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of audits or examinations. The Corporation had no contingent income tax liabilities recorded at December 31, 2012 and 2011.

Comprehensive Income
Comprehensive income of the Corporation includes net income and adjustments to equity for changes in unrealized gains and losses on investment securities available-for-sale and changes in the net actuarial gain/loss for the Corporation's defined benefit pension and post-retirement plans, net of income taxes. The Corporation presents comprehensive income as a component in the consolidated statements of changes in shareholders' equity and the components of other comprehensive income separately in the consolidated statements of comprehensive income.
Adopted Accounting Pronouncements
Transfers and Servicing of Financial Assets:  In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (ASU 2011-03). ASU 2011-03 modified GAAP guidance by eliminating (i) from the assessment of effective control over transferred financial assets in connection with a repurchase agreement the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of the transferee's default, and (ii) the condition requiring the transferor to have obtained sufficient collateral to demonstrate that ability. ASU 2011-03 was effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The adoption of ASU 2011-03 as of January 1, 2012 did not have a material impact on the Corporation's consolidated financial condition or results of operations.
Fair Value Measurement and Disclosure Requirements:  In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). The amended guidance of ASU 2011-04 (i) clarifies how a principal market is determined, (ii) established the valuation premise for the highest and best use of nonfinancial assets, (iii) addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, (iv) extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and (v) requires additional disclosures including transfers between Level 1 and Level 2 of the fair value hierarchy, quantitative and qualitative information and a description of an entity's valuation process for Level 3 fair value measurements, and fair value hierarchy disclosures for financial instruments not measured at fair value. ASU 2011-04 was effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The adoption of ASU 2011-04 as of January 1, 2012 did not have a material impact on the Corporation's consolidated financial condition or results of operations.
Presentation of Comprehensive Income:  In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 amended GAAP guidance by (i) eliminating the option to present components of other comprehensive income (OCI) as part of the statement of changes in shareholders' equity, (ii) requiring the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements, and (iii) requiring the presentation of reclassification adjustments on the face of the statement. The amendments of ASU 2011-05 do not change the option to present components of OCI either before or after related income tax effects, the items that must be reported in OCI, when an item of OCI should be reclassified to net income, or the computation of earnings per share (which continues to be based on net income). In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05 (ASU 2011-12). ASU 2011-12 deferred the requirement to present items that are reclassified from accumulated OCI to net income with the components of net income and OCI. All other requirements of ASU 2011-05 were not affected by ASU 2011-12. The requirements of ASU 2011-05 not affected by ASU 2011-12 were effective for interim and annual periods beginning on or after December 15, 2011 for public companies, with early adoption permitted and retrospective application required. The adoption of ASU 2011-05 as of January 1, 2012 did not have a material impact on the Corporation's consolidated financial condition or results of operations.
As a result of adopting ASU 2011-05, the Corporation added a new financial statement titled "Consolidated Statements of Comprehensive Income" to report the components of OCI that were previously reported in the Corporation's "Consolidated Statements of Changes in Shareholders' Equity" for all periods presented.
Pending Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for interim and annual periods beginning on or after December 15, 2012. The adoption of ASU 2013-02 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

NOTE 2 — ACQUISITIONS
Acquisition of 21 Branches
On December 7, 2012, Chemical Bank acquired 21 branches from Independent Bank, a subsidiary of Independent Bank Corporation. In addition to the branch offices, which are located in the Northeast and Battle Creek regions of Michigan, the acquisition included $404 million in deposits and $44 million in loans. The purchase price of the branch offices, including equipment, was $8.1 million and the Corporation paid a premium on deposits of $11.5 million, or approximately 2.85% of total deposits. The loans were purchased at a discount of 1.75%.
In connection with the acquisition of the branches, the Corporation recorded $6.8 million of goodwill and $5.6 million of other intangible assets attributable to customer core deposits.
Acquisition of O.A.K. Financial Corporation (OAK)
On April 30, 2010, the Corporation acquired OAK for total consideration of $83.7 million. The total consideration consisted of the issuance of 3,529,772 shares of the Corporation's common stock with a total value of $83.7 million based upon a price per share of the Corporation's common stock of $23.70 at the acquisition date, the exchange of 26,425 vested stock options for the outstanding vested stock options of OAK with a value of approximately $41,000 and approximately $8,000 of cash in lieu of fractional shares. The issuance of 3,529,772 shares of the Corporation's common stock was based on an exchange rate of 1.306 times the 2,703,009 outstanding shares of OAK at the acquisition date. There were no contingencies resulting from the acquisition. OAK, a bank holding company, owned Byron Bank, which provided traditional commercial banking services and products through 14 banking offices serving communities in Ottawa, Allegan and Kent counties in west Michigan. Byron Bank was consolidated with and into Chemical Bank on July 23, 2010. At the acquisition date, OAK had total assets of $820 million, including total loans of $627 million and total deposits of $693 million, including brokered deposits of $193 million.
Upon acquisition, the OAK loan portfolio had contractually required principal and interest payments receivable of $683 million and $97 million, respectively, expected principal and interest cash flows of $636 million and $88 million, respectively, and a fair value of $627 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $56 million at the acquisition date, with $47 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $97 million at the acquisition date. The outstanding contractual principal balance and the carrying amount of the acquired loan portfolio were $419 million and $393 million, respectively, at December 31, 2012, compared to $530 million and $493 million, respectively, at December 31, 2011.
Activity for the accretable yield, which includes contractually due interest for acquired loans that have been renewed or extended since the date of acquisition and continue to be accounted for in loan pools in accordance with ASC 310-30, follows:

	Years Ended December 31,
	2012	2011
		(As Revised)
	(In thousands)
Balance at beginning of period	$68,305	$83,605
Additions, net of reductions*	5,057	14,254
Accretion recognized in interest income	(23,972)	(29,804)
Reclassification from nonaccretable difference	—	250
Balance at end of period	$49,390	$68,305

*
Represents an increase in estimated additional contractual interest expected to be collected as a result of maturing acquired loans that have been renewed or extended, net of a reduction in contractual interest resulting from the early payoff of acquired loans.

During 2011, the Corporation reported beginning of period and end of period accretable yield balances, excluding the impact of acquired loans that had matured and were renewed or extended since the acquisition date. The Corporation has corrected an error in the 2011 beginning of period and end of period balances and additions during the year to include an estimate for the amount of additional contractual interest expected to be collected on these renewed or extended acquired loans. The Corporation determined that the error correction was immaterial, in part, as the amounts reported had no impact on the Corporation's consolidated financial statements.

NOTE 3 — INVESTMENT SECURITIES
The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at December 31, 2012 and 2011:

	Investment Securities Available-for-Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
December 31, 2012
Government sponsored agencies	$97,529	$241	$213	$97,557
State and political subdivisions	47,663	2,302	—	49,965
Residential mortgage-backed securities	96,320	3,100	9	99,411
Collateralized mortgage obligations	262,790	984	182	263,592
Corporate bonds	69,788	546	539	69,795
Preferred stock	6,144	345	—	6,489
Total	$580,234	$7,518	$943	$586,809
December 31, 2011
Government sponsored agencies	$70,486	$240	$47	$70,679
State and political subdivisions	42,881	2,354	—	45,235
Residential mortgage-backed securities	117,198	3,883	301	120,780
Collateralized mortgage obligations	332,632	600	832	332,400
Corporate bonds	97,558	45	835	96,768
Preferred stock	1,389	46	21	1,414
Total	$662,144	$7,168	$2,036	$667,276

	Investment Securities Held-to-Maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
December 31, 2012
State and political subdivisions	$219,477	$8,087	$3,367	$224,197
Trust preferred securities	10,500	—	4,775	5,725
Total	$229,977	$8,087	$8,142	$229,922
December 31, 2011
State and political subdivisions	$172,839	$6,807	$342	$179,304
Trust preferred securities	10,500	—	6,035	4,465
Total	$183,339	$6,807	$6,377	$183,769
The majority of the Corporation's residential mortgage-backed securities and collateralized mortgage obligations are backed by a U.S. government agency (Government National Mortgage Association) or a government sponsored enterprise (Federal Home Loan Mortgage Corporation or Federal National Mortgage Association).

At December 31, 2012, the Corporation held $10.5 million of trust preferred investment securities that were recorded as held-to-maturity, with $10.0 million of these securities representing a 100% interest in a trust preferred investment security of a small non-public bank holding company in Michigan that has been assessed by the Corporation as financially strong. The remaining $0.5 million represents a 10% interest in another trust preferred investment security of a small non-public bank holding company located in Michigan that was considered well-capitalized under regulatory guidelines at December 31, 2012.
At December 31, 2012, it was the Corporation's opinion that the market for trust preferred investment securities was not active, and thus, in accordance with GAAP, when there is a significant decrease in the volume and activity for an asset or liability in relation to normal market activity, adjustments to transaction or quoted prices may be necessary or a change in valuation technique or multiple valuation techniques may be appropriate. The fair values of the trust preferred investment securities were based upon a calculation of discounted cash flows. The cash flows were discounted based upon both observable inputs and appropriate risk adjustments that market participants would make for nonperformance, illiquidity and issuer specifics. An independent third party provided the Corporation with observable inputs based on the existing market and insight into appropriate rate of return adjustments that market participants would require for the additional risk associated with a single issue investment security of this nature. Using a model that incorporated the average current yield of publicly traded performing trust preferred securities of large financial institutions with no known material financial difficulties at December 31, 2012, and adjusted for both illiquidity and the specific characteristics of the issuer, such as size, leverage position and location, the Corporation calculated an implied yield of 55% on its $10.0 million trust preferred investment security and 45% for its $0.5 million trust preferred investment security. Based upon these implied yields, the fair values of the $10.0 million and $0.5 million trust preferred investment securities at December 31, 2012, were calculated by the Corporation at $5.5 million and $0.2 million, respectively, resulting in a combined unrealized loss of $4.8 million at that date. At December 31, 2012, the Corporation concluded that the $4.8 million of combined unrealized loss on the trust preferred investment securities was temporary in nature.
The following is a summary of the amortized cost and fair value of investment securities at December 31, 2012, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

	December 31, 2012
	Amortized Cost	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$268,608	$270,737
Due after one year through five years	250,615	252,835
Due after five years through ten years	47,488	49,260
Due after ten years	7,379	7,488
Preferred stock	6,144	6,489
Total	$580,234	$586,809
Investment Securities Held-to-Maturity:
Due in one year or less	$38,311	$38,371
Due after one year through five years	92,915	94,790
Due after five years through ten years	64,915	67,129
Due after ten years	33,836	29,632
Total	$229,977	$229,922

The following schedule summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized losses at December 31, 2012 and 2011, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2012	(In thousands)
Government sponsored agencies	$46,103	$213	$—	$—	$46,103	$213
State and political subdivisions	70,675	2,257	8,046	1,110	78,721	3,367
Residential mortgage-backed securities	273	1	1,305	8	1,578	9
Collateralized mortgage obligations	19,331	10	36,835	172	56,166	182
Corporate bonds	4,747	253	34,707	286	39,454	539
Trust preferred securities	—	—	5,725	4,775	5,725	4,775
Total	$141,129	$2,734	$86,618	$6,351	$227,747	$9,085
December 31, 2011
Government sponsored agencies	$9,883	$36	$9,632	$11	$19,515	$47
State and political subdivisions	—	—	31,706	342	31,706	342
Residential mortgage-backed securities	27,367	152	19,018	149	46,385	301
Collateralized mortgage obligations	200,218	703	18,176	129	218,394	832
Corporate bonds	50,590	415	14,580	420	65,170	835
Trust preferred securities	—	—	4,465	6,035	4,465	6,035
Preferred stock	—	—	319	21	319	21
Total	$288,058	$1,306	$97,896	$7,107	$385,954	$8,413
An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security at December 31, 2012, represented an other-than-temporary impairment (OTTI). Management believed that the unrealized losses on investment securities at December 31, 2012 were temporary in nature and due primarily to changes in interest rates, increased credit spreads and reduced market liquidity and not as a result of credit-related issues. Unrealized losses of $4.8 million in the trust preferred securities portfolio, related to trust preferred securities of two well-capitalized bank holding companies in Michigan, were attributable to illiquidity in certain financial markets. The Corporation performed an analysis of the creditworthiness of these issuers and concluded that, at December 31, 2012 , the Corporation expected to recover the entire amortized cost basis of these investment securities.
At December 31, 2012 , the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, at December 31, 2012 , the Corporation believed the impairments in its investment securities portfolio were temporary in nature. Additionally, no impairment loss was realized in the Corporation's consolidated statement of income for the year ended December 31, 2012. However, there is no assurance that OTTI may not occur in the future.
Investment securities with an amortized cost of $501 million and $537 million at December 31, 2012 and 2011, respectively, were pledged to secure public fund deposits, short-term borrowings and for other purposes as required by law.

NOTE 4 — LOANS
Loan portfolio segments are defined as the level at which an entity develops and documents a systematic methodology to determine its allowance. The Corporation has two loan portfolio segments (commercial loans and consumer loans) that it uses in determining the allowance. Both quantitative and qualitative factors are used by management at the loan portfolio segment level in determining the adequacy of the allowance for the Corporation. Classes of loans are a disaggregation of an entity's loan portfolio segments. Classes of loans are defined as a group of loans that share similar initial measurement attributes, risk characteristics, and methods for monitoring and assessing credit risk. The Corporation has seven classes of loans, which are set forth below.
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
Commercial real estate — Loans secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development.
Real estate construction — Secured loans for the construction of business properties. Real estate construction loans often convert to a commercial real estate loan at the completion of the construction period.
Land development — Secured development loans made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date. Land development loans at December 31, 2012 and 2011 were primarily comprised of loans to develop residential properties.
Residential mortgage — Loans secured by one- to four-family residential properties, generally with fixed interest rates for periods of fifteen years or less. The loan-to-value ratio at the time of origination is generally 80% or less. Residential mortgage loans with a loan-to-value ratio of more than 80% generally require private mortgage insurance.
Consumer installment — Loans to consumers primarily for the purpose of acquiring automobiles, recreational vehicles and boats. These loans consist of relatively small amounts that are spread across many individual borrowers.
Home equity — Loans and lines of credit whereby consumers utilize equity in their personal residence, generally through a second mortgage, as collateral to secure the loan.
Commercial, commercial real estate, real estate construction and land development loans are referred to as the Corporation's commercial loan portfolio, while residential mortgage, consumer installment and home equity loans are referred to as the Corporation's consumer loan portfolio. A summary of loans follows:

	December 31,
	2012	2011
	(In thousands)
Commercial loan portfolio:
Commercial	$1,002,722	$895,150
Commercial real estate	1,161,861	1,071,999
Real estate construction	62,689	73,355
Land development	37,548	44,821
Subtotal	2,264,820	2,085,325
Consumer loan portfolio:
Residential mortgage	883,835	861,716
Consumer installment	546,036	484,058
Home equity	473,044	400,186
Subtotal	1,902,915	1,745,960
Total loans	$4,167,735	$3,831,285

Chemical Bank has extended loans to its directors, executive officers and their affiliates. These loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time, and did not involve more than the normal risk of repayment by the borrower. The aggregate loans outstanding to the directors, executive officers and their affiliates totaled approximately $16.0 million at December 31, 2012 and $16.2 million at December 31, 2011. During 2012 and 2011, there were $47.6 million and $35.1 million, respectively, of new loans and other additions, while repayments and other reductions totaled $47.8 million and $33.5 million, respectively.
Loans held-for-sale, comprised of fixed-rate residential mortgage loans, were $17.7 million at December 31, 2012 and $18.8 million at December 31, 2011. The Corporation sold residential mortgage loans totaling $305 million in 2012 and $219 million in 2011.
Credit Quality Monitoring
The Corporation maintains loan policies and credit underwriting standards as part of the process of managing credit risk. These standards include making loans generally only within the Corporation's market areas. The Corporation's lending markets generally consist of communities across the lower peninsula of Michigan, except for the southeastern portion of Michigan. The Corporation has no foreign loans.
The Corporation has a commercial loan portfolio approval process involving underwriting and individual and group loan approval authorities to consider credit quality and loss exposure at loan origination. The loans in the Corporation's commercial loan portfolio are risk rated at origination based on the grading system set forth below. The approval authority of relationship managers is established based on experience levels, with credit decisions greater than $1.0 million requiring group loan authority approval, except for four executive and senior officers who have varying limits exceeding $1.5 million and up to $3.5 million. With respect to the group loan authorities, the Corporation has a loan committee, consisting of certain executive and senior officers, that meets weekly to consider loans ranging in amounts from $1.0 million to $5.0 million, depending on risk rating and credit action required. A directors' loan committee, consisting of ten members of the board of directors, including the chief executive officer and senior credit officer, meets bi-weekly to consider loans in amounts over $5.0 million, and certain loans under $5.0 million depending on a loan's risk rating and credit action required. Loans over $10.0 million require the approval of the board of directors.
The majority of the Corporation's consumer loan portfolio is comprised of secured loans that are relatively small. The Corporation's consumer loan portfolio has a centralized approval process which utilizes standardized underwriting criteria. The ongoing measurement of credit quality of the consumer loan portfolio is largely done on an exception basis. If payments are made on schedule, as agreed, then no further monitoring is performed. However, if delinquency occurs, the delinquent loans are turned over to the Corporation's collection department for resolution, resulting in repossession or foreclosure if payments are not brought current. Credit quality for the entire consumer loan portfolio is measured by the periodic delinquency rate, nonaccrual amounts and actual losses incurred.
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
Commercial Loan Portfolio
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
Risk Grade 6 (Watch) — A business credit that is not acceptable within the Corporation's loan origination criteria; cash flow may not be adequate or is continually inconsistent to service current debt; financial condition has deteriorated as company trends/management have become inconsistent; the company is slow in furnishing quality financial information; working capital needs of the company are reliant on short-term borrowings; personal guarantees are weak and/or with little or no liquidity; the net worth of the company has deteriorated after recent or continued losses; the loan requires constant monitoring and attention from the Corporation; payment delinquencies becoming more serious; if left uncorrected, these potential weaknesses may, at some future date, result in deterioration of repayment prospects.
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
Risk Grade 8 (Substandard — Nonaccrual) — A business credit accounted for on a nonaccrual basis that has all the weaknesses inherent in a loan classified as risk grade 7 with the added characteristic that the weaknesses are so pronounced that, on the basis of current financial information, conditions and values, collection in full is highly questionable; a partial loss is possible and interest is no longer being accrued. This loan meets the definition of an impaired loan. The risk of loss requires analysis to determine whether a valuation allowance needs to be established.
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
The Corporation considers all loans graded 1 through 5 as acceptable credit risks and structures and manages such relationships accordingly. Periodic financial and operating data combined with regular loan officer interactions are deemed adequate to monitor borrower performance. Loans graded 6 and 7 are considered higher-risk credits than loans graded 1 through 5 and the frequency of loan officer contact and receipt of financial data is increased to stay abreast of borrower performance. Loans graded 8 and 9 are considered problematic and require special care. Further, loans graded 6 through 9 are managed and monitored regularly through a number of processes, procedures and committees, including oversight by a loan administration committee comprised of executive and senior management of the Corporation, and include highly structured reporting of financial and operating data, intensive loan officer intervention and strategies to exit, as well as potential management by the Corporation's special assets group.

The following schedule presents the recorded investment of loans in the commercial loan portfolio by risk rating categories at December 31, 2012 and 2011:

	Commercial	Commercial Real Estate	Real Estate Construction	Land Development	Total
	(In thousands)
December 31, 2012
Originated Portfolio:
Risk Grades 1-5	$827,112	$846,901	$47,847	$15,010	$1,736,870
Risk Grade 6	38,066	45,261	59	497	83,883
Risk Grade 7	16,831	26,343	—	6,367	49,541
Risk Grade 8	12,540	33,345	1,217	4,184	51,286
Risk Grade 9	2,061	4,315	—	—	6,376
Subtotal	896,610	956,165	49,123	26,058	1,927,956
Acquired Portfolio:
Risk Grades 1-5	93,281	188,499	13,566	8,419	303,765
Risk Grade 6	8,225	5,900	—	237	14,362
Risk Grade 7	2,169	9,677	—	—	11,846
Risk Grade 8	2,437	1,620	—	2,834	6,891
Risk Grade 9	—	—	—	—	—
Subtotal	106,112	205,696	13,566	11,490	336,864
Total	$1,002,722	$1,161,861	$62,689	$37,548	$2,264,820
December 31, 2011
Originated Portfolio:
Risk Grades 1-5	$706,040	$692,193	$54,029	$14,791	$1,467,053
Risk Grade 6	20,531	29,788	287	6,874	57,480
Risk Grade 7	26,238	48,648	—	2,400	77,286
Risk Grade 8	9,828	40,130	—	4,593	54,551
Risk Grade 9	898	4,308	—	1,597	6,803
Subtotal	763,535	815,067	54,316	30,255	1,663,173
Acquired Portfolio:
Risk Grades 1-5	111,846	231,669	18,883	8,358	370,756
Risk Grade 6	9,990	14,346	—	1,277	25,613
Risk Grade 7	3,101	8,556	—	596	12,253
Risk Grade 8	6,678	2,361	156	4,335	13,530
Risk Grade 9	—	—	—	—	—
Subtotal	131,615	256,932	19,039	14,566	422,152
Total	$895,150	$1,071,999	$73,355	$44,821	$2,085,325
Consumer Loan Portfolio
The Corporation evaluates the credit quality of loans in the consumer loan portfolio based on the performing or nonperforming status of the loan. Loans in the consumer loan portfolio that are performing in accordance with original contractual terms and are less than 90 days past due and accruing interest are considered to be in a performing status, while those that are not performing in accordance with original contractual terms and are 90 days or more past due are considered to be in a nonperforming status. Loans in the consumer loan portfolio that are reported as TDRs are considered in a nonperforming status until they meet the Corporation's definition of a performing TDR, at which time they are considered in a performing status.

The following schedule presents the recorded investment of loans in the consumer loan portfolio based on loans in a performing status and loans in a nonperforming status at December 31, 2012 and 2011:

	Residential Mortgage	Consumer Installment	Home Equity	Total
	(In thousands)
December 31, 2012
Originated Loans:
Performing	$854,882	$543,339	$429,734	$1,827,955
Nonperforming	14,988	739	3,502	19,229
Subtotal	869,870	544,078	433,236	1,847,184
Acquired Loans:
Performing	13,843	1,958	39,637	55,438
Nonperforming	122	—	171	293
Subtotal	13,965	1,958	39,808	55,731
Total	$883,835	$546,036	$473,044	$1,902,915
December 31, 2011
Originated Loans:
Performing	$818,044	$479,237	$349,850	$1,647,131
Nonperforming	22,708	1,707	3,783	28,198
Subtotal	840,752	480,944	353,633	1,675,329
Acquired Loans:
Performing	19,387	3,114	46,091	68,592
Nonperforming	1,577	—	462	2,039
Subtotal	20,964	3,114	46,553	70,631
Total	$861,716	$484,058	$400,186	$1,745,960
Nonperforming Loans
A summary of nonperforming loans follows:

	December 31,
	2012	2011
	(In thousands)
Nonaccrual loans:
Commercial	$14,601	$10,726
Commercial real estate	37,660	44,438
Real estate construction and land development	5,401	6,190
Residential mortgage	10,164	12,573
Consumer installment and home equity	3,472	4,467
Total nonaccrual loans	71,298	78,394
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	—	1,381
Commercial real estate	87	374
Real estate construction and land development	—	287
Residential mortgage	1,503	752
Consumer installment and home equity	769	1,023
Total accruing loans contractually past due 90 days or more as to interest or principal payments	2,359	3,817
Nonperforming TDRs:
Commercial loan portfolio	13,876	14,675
Consumer loan portfolio	3,321	9,383
Total nonperforming TDRs	17,197	24,058
Total nonperforming loans	$90,854	$106,269

The Corporation's loans reported as TDRs do not include loans that are in a nonaccrual status that have been modified by the Corporation due to the borrower experiencing financial difficulty and for which a concession has been granted, as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these modified loans. The Corporation's nonaccrual loans at December 31, 2012 and 2011 included $47.5 million and $41.8 million, respectively, of these modified loans.
There was no interest income recognized on nonaccrual loans during 2012, 2011 and 2010 while the loans were in nonaccrual status. During 2012, 2011 and 2010, the Corporation recognized $1.1 million, $1.0 million and $1.1 million, respectively, of interest income on these loans while they were in an accruing status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $4.5 million in 2012, $6.0 million in 2011 and $5.9 million in 2010. During 2012, 2011 and 2010, the Corporation recognized interest income of $2.9 million, $2.3 million and$1.8 million, respectively, on TDRs.
Impaired Loans
The following schedule presents impaired loans by classes of loans at December 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Annual Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Impaired loans with a valuation allowance:
Commercial	$6,368	$6,818	$1,966	$6,108	$—
Commercial real estate	17,267	17,607	5,359	19,788	—
Real estate construction	171	171	75	130	—
Land development	254	254	50	1,278	—
Residential mortgage	18,901	18,901	658	21,307	1,353
Subtotal	42,961	43,751	8,108	48,611	1,353
Impaired loans with no related valuation allowance:
Commercial	23,230	27,959	—	21,651	964
Commercial real estate	37,223	48,531	—	38,342	1,020
Real estate construction	1,046	1,116	—	543	—
Land development	10,867	15,112	—	7,811	387
Residential mortgage	10,164	10,164	—	12,057	—
Consumer installment	739	739	—	1,093	—
Home equity	2,733	2,733	—	2,922	—
Subtotal	86,002	106,354	—	84,419	2,371
Total impaired loans:
Commercial	29,598	34,777	1,966	27,759	964
Commercial real estate	54,490	66,138	5,359	58,130	1,020
Real estate construction	1,217	1,287	75	673	—
Land development	11,121	15,366	50	9,089	387
Residential mortgage	29,065	29,065	658	33,364	1,353
Consumer installment	739	739	—	1,093	—
Home equity	2,733	2,733	—	2,922	—
Total	$128,963	$150,105	$8,108	$133,030	$3,724

The following schedule presents impaired loans by classes of loans at December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Annual Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Impaired loans with a valuation allowance:
Commercial	$6,362	$7,650	$1,480	$6,997	$—
Commercial real estate	20,050	21,370	6,775	27,762	—
Land development	902	934	327	1,928	—
Residential mortgage	25,012	25,012	704	22,525	1,433
Subtotal	52,326	54,966	9,286	59,212	1,433
Impaired loans with no related valuation allowance:
Commercial	19,559	29,349	—	22,900	1,000
Commercial real estate	40,953	54,249	—	41,663	767
Real estate construction	156	934	—	181	12
Land development	10,187	15,788	—	11,507	352
Residential mortgage	12,573	12,573	—	16,054	—
Consumer installment	1,707	1,707	—	2,665	—
Home equity	2,760	2,760	—	3,126	—
Subtotal	87,895	117,360	—	98,096	2,131
Total impaired loans:
Commercial	25,921	36,999	1,480	29,897	1,000
Commercial real estate	61,003	75,619	6,775	69,425	767
Real estate construction	156	934	—	181	12
Land development	11,089	16,722	327	13,435	352
Residential mortgage	37,585	37,585	704	38,579	1,433
Consumer installment	1,707	1,707	—	2,665	—
Home equity	2,760	2,760	—	3,126	—
Total	$140,221	$172,326	$9,286	$157,308	$3,564
The difference between an impaired loan's recorded investment and the unpaid principal balance represents either (i) for originated loans, a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management's assessment that full collection of the loan balance is not likely or (ii) for acquired loans that meet the definition of an impaired loan, fair value adjustments recognized at the acquisition date attributable to expected credit losses and the discounting of expected cash flows at market interest rates. The difference between the recorded investment and the unpaid principal balance of $21.1 million and $32.1 million at December 31, 2012 and December 31, 2011, respectively, includes confirmed losses (partial charge-offs) of $17.3 million and $21.7 million, respectively, and fair value discount adjustments of $3.8 million and $10.4 million, respectively.
Impaired loans included $9.1 million and $17.4 million at December 31, 2012 and December 31, 2011, respectively, of acquired loans that were not performing in accordance with original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loans. Impaired loans also included $31.4 million and $20.4 million at December 31, 2012 and December 31, 2011, respectively, of performing TDRs.

The following schedule presents the aging status of the recorded investment in loans by portfolio segment/class at December 31, 2012 and 2011.

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Non-accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
December 31, 2012
Originated Portfolio:
Commercial	$3,999	$730	$—	$14,601	$19,330	$877,280	$896,610
Commercial real estate	5,852	2,089	87	37,660	45,688	910,477	956,165
Real estate construction	—	—	—	1,217	1,217	47,906	49,123
Land development	—	—	—	4,184	4,184	21,874	26,058
Residential mortgage	3,161	55	1,503	10,164	14,883	854,987	869,870
Consumer installment	2,415	378	—	739	3,532	540,546	544,078
Home equity	1,618	427	769	2,733	5,547	427,689	433,236
Total	$17,045	$3,679	$2,359	$71,298	$94,381	$3,680,759	$3,775,140
Acquired Portfolio:
Commercial	$—	$—	$2,834	$—	$2,834	$103,278	$106,112
Commercial real estate	287	15	3,139	—	3,441	202,255	205,696
Real estate construction	—	—	—	—	—	13,566	13,566
Land development	—	—	2,834	—	2,834	8,656	11,490
Residential mortgage	123	—	122	—	245	13,720	13,965
Consumer installment	10	—	—	—	10	1,948	1,958
Home equity	205	—	170	—	375	39,433	39,808
Total	$625	$15	$9,099	$—	$9,739	$382,856	$392,595
December 31, 2011
Originated Portfolio:
Commercial	$5,207	$6,268	$1,381	$10,726	$23,582	$739,953	$763,535
Commercial real estate	9,967	3,241	374	44,438	58,020	757,047	815,067
Real estate construction	—	—	287	—	287	54,029	54,316
Land development	—	—	—	6,190	6,190	24,065	30,255
Residential mortgage	5,591	76	752	12,573	18,992	821,760	840,752
Consumer installment	3,449	1,174	—	1,707	6,330	474,614	480,944
Home equity	2,038	408	1,023	2,760	6,229	347,404	353,633
Total	$26,252	$11,167	$3,817	$78,394	$119,630	$3,218,872	$3,338,502
Acquired Portfolio:
Commercial	$394	$—	$7,808	$—	$8,202	$123,413	$131,615
Commercial real estate	1,820	—	2,592	—	4,412	252,520	256,932
Real estate construction	—	—	156	—	156	18,883	19,039
Land development	—	—	4,780	—	4,780	9,786	14,566
Residential mortgage	288	—	1,577	—	1,865	19,099	20,964
Consumer installment	49	11	—	—	60	3,054	3,114
Home equity	641	262	462	—	1,365	45,188	46,553
Total	$3,192	$273	$17,375	$—	$20,840	$471,943	$492,783

Loans Modified Under Troubled Debt Restructurings (TDRs)
The following schedule presents the Corporation's TDRs at December 31, 2012 and 2011:

	Performing	Nonperforming	Total
	(In thousands)
December 31, 2012
Commercial loan portfolio	$15,789	$13,876	$29,665
Consumer loan portfolio	15,580	3,321	18,901
Total	$31,369	$17,197	$48,566
December 31, 2011
Commercial loan portfolio	$4,765	$14,675	$19,440
Consumer loan portfolio	15,629	9,383	25,012
Total	$20,394	$24,058	$44,452
The following schedule provides information on loans reported as performing and nonperforming TDRs that were modified during the twelve months ended December 31, 2012 and 2011:

	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Twelve months ended December 31, 2012
Commercial loan portfolio:
Commercial	52	$7,506	$7,506
Commercial real estate	29	7,651	7,651
Land development	4	3,991	3,991
Subtotal — commercial loan portfolio	85	19,148	19,148
Consumer loan portfolio (residential mortgage)	89	8,252	7,992
Total	174	$27,400	$27,140
Twelve months ended December 31, 2011
Commercial loan portfolio:
Commercial	19	$4,708	$4,708
Commercial real estate	25	6,267	6,267
Land development	—	—	—
Subtotal — commercial loan portfolio	44	10,975	10,975
Consumer loan portfolio (residential mortgage)	126	10,545	10,127
Total	170	$21,520	$21,102
The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. The difference between the pre-modification and post-modification recorded investment of residential mortgage TDRs represents impairment recognized by the Corporation through the provision for loan losses computed based on a loan's post-modification present value of expected future cash flows discounted at the loan's original effective interest rate. No provision for loan losses was recognized related to TDRs in the commercial loan portfolio as the Corporation does not expect to incur a loss on these loans based on its assessment of the borrower's expected cash flows.

The following schedule includes performing and nonperforming TDRs at December 31, 2012 and 2011, and TDRs that were transferred to nonaccrual status during 2012 and 2011, for which there was a payment default during the twelve months ended December 31, 2012 and 2011, whereby the borrower was past due with respect to principal and/or interest for 90 days or more, and the loan became a TDR during the twelve-month period prior to the default:

	Years Ended December 31,
	2012		2011
	Number of Loans	Principal Balance at Year End	Number of Loans	Principal Balance at Year End

	(Dollars in thousands)
Commercial loan portfolio:
Commercial	3	$1,300	7	$2,659
Commercial real estate	5	3,293	9	1,828
Subtotal — commercial loan portfolio	8	4,593	16	4,487
Consumer loan portfolio (residential mortgage)	6	1,166	18	1,740
Total	14	$5,759	34	$6,227
Allowance for Loan Losses
The following schedule presents, by loan portfolio segment, the changes in the allowance for the year ended December 31, 2012 and details regarding the balance in the allowance and the recorded investment in loans at December 31, 2012 by impairment evaluation method.

	Commercial Loan Portfolio	Consumer Loan Portfolio	Unallocated	Total
	(In thousands)
Changes in allowance for loan losses for the year ended December 31, 2012:
Beginning balance	$55,645	$29,166	$3,522	$88,333
Provision for loan losses	7,061	9,778	1,661	18,500
Charge-offs	(15,723)	(11,713)	—	(27,436)
Recoveries	2,992	2,102	—	5,094
Ending balance	$49,975	$29,333	$5,183	$84,491
Allowance for loan losses balance at December 31, 2012 attributable to:
Loans individually evaluated for impairment	$7,450	$658	$—	$8,108
Loans collectively evaluated for impairment	42,525	28,175	5,183	75,883
Loans acquired with deteriorated credit quality	—	500	—	500
Total	$49,975	$29,333	$5,183	$84,491
Recorded investment (loan balance) at December 31, 2012:
Loans individually evaluated for impairment	$87,327	$18,901	$—	$106,228
Loans collectively evaluated for impairment	1,840,629	1,828,283	—	3,668,912
Loans acquired with deteriorated credit quality	336,864	55,731	—	392,595
Total	$2,264,820	$1,902,915	$—	$4,167,735

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
The allowance attributable to acquired loans of $0.5 million at December 31, 2012 was primarily attributable to two consumer loan pools in the acquired loan portfolio experiencing a decline in expected cash flows. The allowance of $1.6 million at December 31, 2011 was primarily attributable to one of the commercial loan pools in the acquired loan portfolio experiencing a decline in expected cash flows. There were no material changes in expected cash flows for the remaining acquired loan pools at December 31, 2012 or December 31, 2011.
NOTE 5 — PREMISES AND EQUIPMENT
A summary of premises and equipment follows:

	December 31,
	2012	2011
	(In thousands)
Cost:
Land	$21,588	$17,987
Buildings	88,577	80,805
Equipment	58,500	54,196
Total cost	168,665	152,988
Accumulated depreciation	(93,207)	(86,991)
Total premises and equipment	$75,458	$65,997

NOTE 6 — GOODWILL
Goodwill was $120.2 million at December 31, 2012 and $113.4 million at December 31, 2011. During 2012, the Corporation acquired 21 branches from Independent Bank, which resulted in the recognition of $6.8 million of goodwill. Goodwill recognized in the branch acquisition was primarily attributable to the premium paid by the Corporation to acquire customer core deposit accounts, which are primarily located in markets where the Corporation previously did not operate. Of the goodwill recognized in conjunction with the branch acquisition, $5.9 million is deductible for tax purposes.
Goodwill is subject to impairment testing annually and on an interim basis if events or changes in circumstances indicate assets might be impaired. The Corporation's most recent goodwill impairment test performed as of October 31, 2012 did not indicate that an impairment of goodwill existed. The Corporation also determined that no triggering events occurred that indicated impairment from the most recent valuation date through December 31, 2012 and that the Corporation's goodwill was not impaired at December 31, 2012.
NOTE 7 — OTHER INTANGIBLE ASSETS
The following table shows the net carrying value of the Corporation's other intangible assets:

	December 31,
	2012	2011
	(In thousands)
Other intangible assets:
Core deposit intangible assets	$11,910	$7,879
Mortgage servicing rights (MSRs)	3,478	3,593
Total other intangible assets	$15,388	$11,472
Core Deposit Intangible Assets
The following table sets forth the carrying amount, accumulated amortization and amortization expense of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:

	December 31,
	2012	2011
	(In thousands)
Gross original amount	$18,659	$26,468
Accumulated amortization	6,749	18,589
Carrying amount	$11,910	$7,879
Amortization expense for the year ended December 31	$1,569	$1,527
In conjunction with the acquisition of branches in 2012, the Corporation recorded $5.6 million in core deposit intangible assets. There were no additions of core deposit intangible assets during 2011.
The estimated future amortization expense on core deposit intangible assets for the years ending after December 31, 2012 is as follows: 2013 - $1.9 million; 2014 - $1.8 million; 2015 - $1.7 million; 2016 - $1.5 million; 2017 - $1.2 million; 2018 and thereafter - $3.8 million.
Mortgage Servicing Rights (MSRs)
The following shows the net carrying value and fair value of MSRs and the total loans that the Corporation is servicing for others:

	December 31,
	2012	2011
	(In thousands)
Net carrying value of MSRs	$3,478	$3,593
Fair value of MSRs	$4,716	$4,757
Loans serviced for others that have servicing rights capitalized	$906,314	$902,812

The fair value of MSRs was estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration expected prepayment rates, discount rates, servicing costs and other economic factors that are based on current market conditions. The prepayment rates and the discount rate are the most significant factors affecting valuation of the MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. Expected loan prepayment rates are validated by a third-party model. At December 31, 2012, the weighted average coupon rate of the the Corporation's servicing portfolio was 4.57% and the discount rate was 8.5%. At December 31, 2011, the weighted average coupon rate of the Corporation's servicing portfolio was 5.01% and the discount rate was 8.5%.
There was no MSR impairment valuation allowance recorded at December 31, 2012 and 2011, as the estimated fair value of MSRs exceeded the recorded book value.
The following shows activity for capitalized MSRs for the last three years:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Balance at beginning of year	$3,593	$3,782	$3,077
Acquired in OAK acquisition	—	—	691
Additions	2,285	1,566	1,918
Amortization	(2,400)	(1,755)	(1,904)
Balance at end of year	$3,478	$3,593	$3,782
NOTE 8 — DEPOSITS
A summary of deposits follows:

	December 31,
	2012	2011
	(In thousands)
Noninterest-bearing demand	$1,085,857	$875,791
Interest-bearing demand	1,055,052	828,306
Savings	1,307,977	1,147,786
Time deposits over $100,000	531,666	531,043
Other time deposits	940,891	983,931
Total deposits	$4,921,443	$4,366,857
Excluded from total deposits are demand deposit account overdrafts (overdrafts) which have been classified as loans. At December 31, 2012 and 2011, overdrafts totaled $2.9 million and $1.8 million, respectively. At December 31, 2012, time deposits with remaining maturities of less than one year were $927 million and time deposits with remaining maturities of one year or more were $546 million. The scheduled maturities of time deposits outstanding at December 31, 2012 were as follows: 2013 - $927 million; 2014 - $239 million; 2015 - $191 million; 2016 - $60 million; and 2017 - $56 million.
NOTE 9 — SHORT-TERM BORROWINGS
A summary of short-term borrowings, which consisted solely of securities sold under agreements to repurchase, follows:

	2012	2011	2010
	(Dollars in thousands)
Securities sold under agreements to repurchase:
Ending balance at December 31	$310,463	$303,786	$242,703
Weighted average interest rate at December 31	0.14%	0.12%	0.22%
Average amount outstanding during year	$312,729	$287,176	$249,725
Weighted average interest rate during year	0.14%	0.18%	0.26%
Maximum balance outstanding at any month-end	$335,193	$313,626	$259,534

NOTE 10 — FEDERAL HOME LOAN BANK ADVANCES
A summary of Federal Home Loan Bank (FHLB) advances outstanding at December 31, 2012 and 2011 follows:

	December 31, 2012		December 31, 2011
	Ending Balance	Weighted Average Interest Rate At Year-End	Ending Balance	Weighted Average Interest Rate At Year-End
	(Dollars in thousands)
Fixed-rate FHLB advances	$34,289	2.69%	$43,057	2.55%
FHLB advances are collateralized by a blanket lien on qualified one- to four-family residential mortgage loans. At December 31, 2012, the carrying value of these loans was $829 million. The Corporation acquired $35.9 million of FHLB advances in conjunction with the OAK acquisition, of which $9.3 million were outstanding at December 31, 2012. The Corporation's additional borrowing availability through the FHLB, subject to the FHLB's credit requirements and policies and based on the amount of FHLB stock owned by the Corporation, was $309 million at December 31, 2012.
Prepayments of fixed-rate advances are subject to prepayment penalties under the provisions and conditions of the credit policy of the FHLB. The Corporation did not incur any prepayment penalties in 2012, 2011 or 2010. However, on January 22, 2013, the Corporation paid off early all of its FHLB advances outstanding of $34.3 million, resulting in a prepayment penalty of $0.8 million.
NOTE 11 — EQUITY
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
In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation's common stock under a stock repurchase program. In November 2011, the board of directors of the Corporation reaffirmed the stock buy-back authorization with the qualification that the shares may only be repurchased if the share price is below the tangible book value per share of the Corporation's common stock at the time of the repurchase. Since the January 2008 authorization, no shares have been repurchased. At December 31, 2012, there were 500,000 remaining shares available for repurchase under the Corporation's stock repurchase programs.
Preferred Stock
On April 20, 2009, the shareholders of the Corporation authorized the board of directors of the Corporation to issue up to 200,000 shares of preferred stock in connection with either an acquisition by the Corporation of an entity that has shares of preferred stock issued and outstanding pursuant to any program established by the United States government or participation by the Corporation in any program established by the United States government. As of December 31, 2012, no shares of preferred stock were issued and outstanding.

NOTE 12 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss, net of related tax benefit/expense, were as follows:

	December 31,
	2012	2011	2010
	(In thousands)
Net unrealized gains on investment securities — available-for-sale, net of related tax expense of $2,301 at December 31, 2012, $1,796 at December 31, 2011 and $1,786 at December 31, 2010	$4,274	$3,336	$3,317
Pension and other postretirement benefits adjustment, net of related tax benefit of $19,058 at December 31, 2012, $15,435 at December 31, 2011 and $9,384 at December 31, 2010	(35,393)	(28,665)	(17,428)
Accumulated other comprehensive loss	$(31,119)	$(25,329)	$(14,111)
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
The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Investment securities — available-for-sale and loans held-for-sale (for residential mortgage loan originations held-for-sale on or after July 1, 2012) are recorded at fair value on a recurring basis. Additionally, the Corporation may be required to record other assets, such as impaired loans, goodwill, other intangible assets, other real estate and repossessed assets, at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.
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

Level 1
Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 valuations for the Corporation would include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Valuations are obtained from a third party pricing service for Level 1 investment securities.

Level 2
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 valuations for the Corporation include government sponsored agency securities, including securities issued by the Federal Home Loan Bank, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Federal Farm Credit Bank, Student Loan Marketing Corporation and the Small Business Administration, securities issued by certain state and political subdivisions, residential mortgage-backed securities, collateralized mortgage obligations, corporate bonds, preferred stock and trust preferred securities. Valuations are obtained from a third-party pricing service for Level 2 investment securities.

Level 3
Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models, yield curves and similar techniques. The determination of fair value requires management judgment or estimation and generally is corroborated by external data, which includes third-party pricing services. Level 3 valuations for the Corporation include securities issued by certain state and political subdivisions, impaired loans, goodwill, core deposit intangible assets, MSRs and other real estate and repossessed assets.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Corporation's financial assets and financial liabilities carried at fair value and all financial instruments disclosed at fair value. In general, fair value is based upon quoted market prices, where available. If quoted market prices are not available, fair value is based upon third-party pricing services when available. Fair value may also be based on internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be required to record financial instruments at fair value. Any such valuation adjustments are applied consistently over time. The Corporation's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.
While management believes the Corporation's valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the fair value amounts may change significantly after the date of the statement of financial position from the amounts reported in the consolidated financial statements and related notes.
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
The carrying amount reported in the consolidated statement of financial position at December 31, 2012 for loans held-for-sale is at fair value, as the Corporation elected the fair value option for all residential mortgage loans held-for-sale originated on or after July 1, 2012. The fair values of loans held-for-sale are based on the market price for similar loans sold in the secondary market, and therefore, are classified as Level 2 valuations.
Disclosure of Recurring Basis Fair Value Measurements
For assets measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets follow:

	Fair Value Measurements — Recurring Basis
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
December 31, 2012
Investment securities — available-for-sale:
Government sponsored agencies	$—	$97,557	$—	$97,557
State and political subdivisions	—	49,965	—	49,965
Residential mortgage-backed securities	—	99,411	—	99,411
Collateralized mortgage obligations	—	263,592	—	263,592
Corporate bonds	—	69,795	—	69,795
Preferred stock	—	1,734	—	1,734
Total investment securities — available-for-sale	$—	$582,054	$—	$582,054
Loans held-for-sale	—	17,665	—	17,665
Total assets measured at fair value on a recurring basis	$—	$599,719	$—	$599,719
December 31, 2011
Investment securities — available-for-sale:
Government sponsored agencies	$—	$70,679	$—	$70,679
State and political subdivisions	—	45,235	—	45,235
Residential mortgage-backed securities	—	120,780	—	120,780
Collateralized mortgage obligations	—	332,400	—	332,400
Corporate bonds	—	96,768	—	96,768
Preferred stock	—	1,414	—	1,414
Total investment securities — available-for-sale	$—	$667,276	$—	$667,276
There were no liabilities recorded at fair value on a recurring basis at December 31, 2012 and 2011.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allocation of the allowance (valuation allowance) may be established or a portion of the loan is charged off. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including the loan's observable market price, the fair value of the collateral or the present value of the expected future cash flows discounted at the loan's effective interest rate. Those impaired loans not requiring a valuation allowance represent loans for which the fair value of the expected repayments or collateral exceed the remaining carrying amount of such loans. Impaired loans where a valuation allowance is established or a portion of the loan is charged off based on the fair value of collateral are subject to nonrecurring fair value measurement and require classification in the fair value hierarchy. The Corporation records impaired loans as Level 3 valuations as there is generally no observable market price or independent appraised value, or management determines the fair value of the collateral is further impaired below the appraised value. When management determines the fair value of the collateral is further impaired below appraised value, discount factors ranging between 70% and 80% of the appraised value are used depending on the nature of the collateral and the age of the most recent appraisal.
Goodwill is subject to impairment testing on an annual basis. The assessment of goodwill for impairment requires a significant degree of judgment. In the event the assessment indicates that it is more-likely-than-not that the fair value is less than the carrying value, the asset is considered impaired and recorded at fair value. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At December 31, 2012 and 2011, no goodwill was impaired, and therefore, goodwill was not recorded at fair value on a nonrecurring basis.
Other intangible assets consist of core deposit intangible assets and MSRs. These items are both recorded at fair value when initially recorded. Subsequently, core deposit intangible assets are amortized primarily on an accelerated basis over periods ranging from ten to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. The fair value of MSRs is estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, as determined by the model, through a valuation allowance. The Corporation classifies MSRs subject to nonrecurring fair value measurements as Level 3 valuations. At December 31, 2012 and 2011, there was no impairment identified for core deposit intangible assets or MSRs and, therefore, no other intangible assets were recorded at fair value on a nonrecurring basis.
The carrying amounts for other real estate (ORE) and repossessed assets (RA) are reported in the consolidated statements of financial position under "Interest receivable and other assets." ORE and RA include real estate and other types of assets repossessed by the Corporation. ORE and RA are recorded at the lower of cost or fair value upon the transfer of a loan to ORE or RA and, subsequently, ORE and RA continue to be measured and carried at the lower of cost or fair value. Fair value is based upon independent market prices, appraised values of the property or management's estimation of the value of the property. The Corporation records ORE and RA as Level 3 valuations as management generally determines that the fair value of the property is impaired below the appraised value. When management determines the fair value of the property is further impaired below appraised value, discount factors ranging between 70% and 75% of the appraised value are used depending on the nature of the property and the age of the most recent appraisal.

Disclosure of Nonrecurring Basis Fair Value Measurements
For assets measured at fair value on a nonrecurring basis, quantitative disclosures about fair value measurements for each major category of assets follow:

	Fair Value Measurements — Nonrecurring Basis
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
December 31, 2012
Impaired originated loans	$—	$—	$51,694	$51,694
Other real estate/repossessed assets	—	—	18,469	18,469
Total	$—	$—	$70,163	$70,163
December 31, 2011
Impaired originated loans	$—	$—	$52,721	$52,721
Other real estate/repossessed assets	—	—	25,484	25,484
Total	$—	$—	$78,205	$78,205
There were no liabilities recorded at fair value on a nonrecurring basis at December 31, 2012 and 2011.
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
The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At December 31, 2012 and 2011, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.
Fair value measurement for investment securities — available-for-sale that are not measured at fair value on a recurring basis, which consists of fixed-rate cumulative preferred stock issued by a bank holding company under the U.S. Government's Troubled Asset Relief Program (TARP) with no maturity date, is based on cost. This preferred stock is not traded on a public exchange and does not have a readily determinable fair value. Accordingly, the Corporation has recorded this preferred stock as a cost-method asset as prescribed by ASC 325-20, Cost Method Investments. Because no impairment indicators were present at December 31, 2012, the Corporation was not required to estimate the fair value of this preferred stock.
Fair value measurement for investment securities — held-to-maturity is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that include market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Fair value measurements using Level 2 valuations of investment securities — held-to-maturity include securities issued by state and political subdivisions and trust preferred securities. Level 3 valuations include certain securities issued by state and political subdivisions.
Fair value measurements of nonmarketable equity securities, which consisted of Federal Home Loan bank (FHLB) and Federal Reserve Bank (FRB) stock, are based on their redeemable value, which is cost. The market for these stocks is restricted to the issuer of the stock and subject to impairment evaluation. It is not practicable to determine the fair value of these securities within the fair value hierarchy due to the restrictions placed on their transferability.
The carrying amount reported in the consolidated statement of financial position at December 31, 2012 for loans held-for-sale is at fair value, as the Corporation has elected the fair value option on these loans. The carrying amounts reported in the consolidated statement of financial position at December 31, 2011 for loans held-for-sale is at the lower of cost or market value. The fair values of loans held-for-sale are based on the market price for similar residential mortgage loans sold in the secondary market, and therefore, are classified as Level 2 valuations.
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
A summary of carrying amounts and estimated fair values of the Corporation's financial instruments included in the consolidated statements of financial position follows:

	Level in Fair Value Measurement Hierarchy	December 31, 2012		December 31, 2011
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Assets:
Cash and cash equivalents	Level 1	$656,135	$656,135	$381,940	$381,940
Investment securities:
Available-for-sale	Level 2	582,054	582,054	667,276	667,276
Available-for-sale	NA	4,755	4,755	—	—
Held-to-maturity	Level 2	229,977	229,922	175,339	175,769
Held-to-maturity	Level 3	—	—	8,000	8,000
Nonmarketable equity securities	NA	25,572	25,572	25,572	25,572
Loans held-for-sale	Level 2	17,665	17,665	18,818	18,972
Net loans	Level 3	4,083,244	4,093,880	3,742,952	3,753,799
Interest receivable	Level 2	14,933	14,933	16,308	16,308
Liabilities:
Deposits without defined maturities	Level 2	$3,448,886	$3,448,886	$2,851,883	$2,851,883
Time deposits	Level 3	1,472,557	1,489,072	1,514,974	1,538,566
Interest payable	Level 2	1,501	1,501	2,147	2,147
Short-term borrowings	Level 2	310,463	310,463	303,786	303,786
FHLB advances	Level 2	34,289	34,835	43,057	44,307

NOTE 14 — NONINTEREST INCOME
The following schedule includes the major components of noninterest income during the past three years:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Service charges and fees on deposit accounts	$19,581	$18,452	$18,562
Wealth management revenue	11,763	11,104	10,106
Electronic banking fees	6,981	6,637	5,765
Mortgage banking revenue	6,597	3,881	3,925
Other fees for customer services	2,598	2,451	2,461
Insurance commissions	1,836	1,413	1,373
Gain on sale of merchant card services	1,280	—	—
Other	1,236	462	280
Total noninterest income	$51,872	$44,400	$42,472
NOTE 15 — OPERATING EXPENSES
The following schedule includes the major categories of operating expenses during the past three years:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Salaries and wages	$68,668	$61,301	$56,750
Employee benefits	15,715	13,192	11,666
Equipment and software	13,112	11,935	13,446
Occupancy	12,413	12,974	11,491
Outside processing/service fees	7,867	7,093	5,497
Professional fees	4,347	4,128	5,589
FDIC insurance premiums	4,320	5,375	7,388
Credit-related expenses	3,816	9,535	8,197
Postage and courier	3,149	3,147	3,115
Advertising and marketing	3,106	2,850	3,054
Training, travel and other employee expenses	2,530	2,246	1,765
Donations	1,892	1,537	991
Telephone	1,693	1,631	1,768
Intangible asset amortization	1,569	1,860	1,705
Supplies	1,567	1,690	1,740
Other	3,345	1,509	2,640
Total operating expenses	$149,109	$142,003	$136,802

NOTE 16 — RETIREMENT PLANS
Defined Benefit Pension Plan
The Corporation has a noncontributory defined benefit pension plan (Pension Plan) covering certain salaried employees. Benefits under the Pension Plan were frozen for approximately two-thirds of the Corporation's salaried employees effective June 30, 2006. Pension benefits continued unchanged for the remaining salaried employees. Normal retirement benefits under the Pension Plan are based on years of vested service, up to a maximum of thirty years, and the employee's average annual pay for the five highest consecutive years during the ten years preceding retirement, except for employees whose benefits were frozen. Benefits, for employees with less than 15 years of service or whose age plus years of service were less than 65 at June 30, 2006, will be based on years of vested service at June 30, 2006 and generally the average of the employee's salary for the five years ended June 30, 2006. At December 31, 2012, the Corporation had 214 employees who were continuing to earn benefits under the Pension Plan. Pension Plan contributions are intended to provide not only for benefits attributed to service-to-date, but also for those benefits expected to be earned in the future for employees whose benefits were not frozen at June 30, 2006. Employees hired after June 30, 2006 and employees affected by the partial freeze of the Pension Plan began receiving 4% of their eligible pay as a contribution to their 401(k) Savings Plan accounts on July 1, 2006.
Supplemental Plan
The Corporation has a supplemental defined benefit pension plan, the Chemical Financial Corporation Supplemental Pension Plan (Supplemental Plan). The Corporation established the Supplemental Plan to provide payments to certain executive officers of the Corporation, as determined by the Compensation and Pension Committee. At December 31, 2012 and 2011, the only executive officer eligible for benefits under the Supplemental Plan was the Corporation's chief executive officer. The Internal Revenue Code limits both the amount of eligible compensation for benefit calculation purposes and the amount of annual benefits that may be paid from a tax-qualified retirement plan. The Supplemental Plan is designed to provide benefits to which executive officers of the Corporation would have been entitled, calculated under the provisions of the Pension Plan, as if the limits imposed by the Internal Revenue Code did not apply. The Supplemental Plan is an unfunded plan, and therefore, has no assets. The Supplemental Plan's projected benefit obligation was $1.6 million and $1.3 million at December 31, 2012 and 2011, respectively. The Supplemental Plan's accumulated benefit obligation was $1.4 million and $1.1 million at December 31, 2012 and 2011, respectively. Supplemental Plan expense totaled $0.2 million in 2012 and $0.1 million in both 2011 and 2010.
Postretirement Plan
The Corporation has a postretirement benefit plan (Postretirement Plan) that provides medical and dental benefits to a limited number of active and retired employees. The majority of the retirees are required to make contributions toward the cost of their benefits based on their years of credited service and age at retirement. Beginning January 1, 2012, the Corporation further limited the number of employees eligible to participate in the Postretirement Plan to those who were at least age 50 as of January 1, 2012. These employees must also retire at age 60 or older, have at least twenty-five years of service with the Corporation and be participating in the active employee group health insurance plan in order to be eligible to participate in the Corporation's Postretirement Plan. Eligible employees may also cover their spouse until age 65 as long as the spouse is not offered health insurance coverage through his or her employer. Employees and their spouses eligible to participate in the Postretirement Plan will be required to make contributions toward the cost of their benefits upon retirement, with the contribution levels designed to cover the projected overall cost of these benefits over the long-term. Retiree contributions are generally adjusted annually. The accounting for these postretirement benefits anticipates changes in future cost-sharing features such as retiree contributions, deductibles, copayments and coinsurance. The Corporation reserves the right to amend, modify or terminate these benefits at any time.
401(k) Savings Plan
The Corporation's 401(k) Savings Plan provides an employer match, in addition to a 4% contribution for employees who are not grandfathered under the Pension Plan discussed above. The 401(k) Savings Plan is available to all regular employees and provides employees with tax deferred salary deductions and alternative investment options. The Corporation matches 50% of the participants' elective deferrals on the first 4% of the participants' base compensation. The 401(k) Savings Plan provides employees with the option to invest in the Corporation's common stock. The Corporation's match under the 401(k) Savings Plan was $0.92 million in 2012, $0.86 million in 2011 and $0.77 million in 2010. Employer contributions to the 401(k) Savings Plan for the 4% benefit for employees who are not grandfathered under the Pension Plan totaled $1.97 million in 2012, $1.76 million in 2011 and $1.47 million in 2010. The combined amount of the employer match and 4% contribution to the 401(k) Savings Plan totaled $2.89 million in 2012, $2.62 million in 2011 and $2.24 million in 2010.

Benefit Obligations and Plan Expenses
The following schedule sets forth the changes in the projected benefit obligation and plan assets of the Corporation's Pension and Postretirement Plans:

	Pension Plan		Postretirement Plan
	2012	2011	2012	2011
	(In thousands)
Projected benefit obligation:
Benefit obligation at beginning of year	$100,216	$86,704	$3,290	$3,757
Service cost	1,168	1,133	—	—
Interest cost	4,795	4,779	146	167
Net actuarial (gain) loss	13,200	11,082	25	(490)
Benefits paid	(4,202)	(3,482)	(218)	(144)
Benefit obligation at end of year	115,177	100,216	3,243	3,290
Fair value of plan assets:
Fair value of plan assets at beginning of year	82,521	86,741	—	—
Actual return on plan assets	7,868	(738)	—	—
Employer contributions	12,000	—	218	144
Benefits paid	(4,202)	(3,482)	(218)	(144)
Fair value of plan assets at end of year	98,187	82,521	—	—
Unfunded projected benefit obligation at December 31	$16,990	$17,695	$3,243	$3,290
Accumulated benefit obligation	$108,078	$94,089	$3,243	$3,290
The increases in the projected and accumulated benefit obligations of the Pension Plan during 2012 were primarily attributable to a decrease in the discount rate used to value these benefit obligations. The Corporation contributed $15.0 million to the Pension Plan in February 2013 related to the 2012 plan year and $12.0 million in January 2012 related to the 2011 plan year. The minimum required Pension Plan contribution in 2013, as prescribed by the Internal Revenue Code, is $1.8 million.
Weighted-average rate assumptions of the Pension and Postretirement Plans follow:

	Pension Plan			Postretirement Plan
	2012	2011	2010	2012	2011	2010
Discount rate used in determining benefit obligation — December 31	4.08%	4.90%	5.65%	4.08%	4.90%	5.65%
Discount rate used in determining expense	4.90	5.65	6.15	4.90	5.65	6.15
Expected long-term return on Pension Plan assets	7.00	7.00	7.00	—	—	—
Rate of compensation increase used in determining benefit obligation — December 31	3.50	3.50	3.50	—	—	—
Rate of compensation increase used in determining pension expense	3.50	3.50	3.50	—	—	—
Year 1 increase in cost of postretirement benefits	—	—	—	8.0	9.0	9.0
The weighted-average rate assumptions of the Supplemental Plan were the same as the Pension Plan for 2012, 2011 and 2010.

Net periodic pension cost (income) of the Pension and Postretirement Plans was as follows for the years ended December 31:

	Pension Plan			Postretirement Plan
	2012	2011	2010	2012	2011	2010
	(In thousands)
Service cost	$1,168	$1,133	$1,228	$—	$—	$—
Interest cost	4,795	4,779	4,785	146	167	217
Expected return on plan assets	(6,925)	(6,328)	(5,724)	—	—	—
Amortization of prior service credit	(1)	(2)	(2)	(300)	(325)	(324)
Amortization of net actuarial loss (gain)	2,382	1,073	491	(28)	(31)	—
Net cost (income)	$1,419	$655	$778	$(182)	$(189)	$(107)
The following schedule presents estimated future benefit payments under the Pension and Postretirement Plans for retirees already receiving benefits and future retirees, assuming they retire and begin receiving unreduced benefits as soon as they are eligible:

	Pension Plan	Postretirement Plan
	(In thousands)
2013	$4,708	$272
2014	4,998	275
2015	5,380	275
2016	6,019	269
2017	5,989	260
2018 - 2022	32,507	1,171
Total	$59,601	$2,522
For measurement purposes for the Postretirement Plan, the annual rates of increase in the per capita cost of covered health care benefits and dental benefits for 2013 were each assumed at 8%. These rates were assumed to decrease gradually to 5% in 2016 and remain at that level thereafter.
The assumed health care and dental cost trend rates could have a significant effect on the amounts reported for the Postretirement Plan. A one percentage-point change in these rates would have the following effects:

	One Percentage-Point
	Increase	Decrease
	(In thousands)
Effect on total of service and interest cost components in 2012	$11	$(10)
Effect on postretirement benefit obligation as of December 31, 2012	262	(233)
Pension Plan Assets
The assets of the Pension Plan are invested by the Wealth Management department of Chemical Bank. The investment policy and allocation of the assets of the pension trust were approved by the Compensation and Pension Committee of the board of directors of the Corporation.
The Pension Plan's primary investment objective is long-term growth coupled with income. In consideration of the Pension Plan's fiduciary responsibilities, emphasis is placed on quality investments with sufficient liquidity to meet benefit payments and plan expenses, as well as providing the flexibility to manage the investments to accommodate current economic and financial market conditions. To meet the Pension Plan's long-term objective within the constraints of prudent management, target ranges have been set for the three primary asset classes: an equity securities range from 60% to 70%, a debt securities range from 30% to 40%, and a cash and cash equivalents and other range from 0% to 10%. Equity securities are primarily comprised of both individual securities and equity-based mutual funds, invested in either domestic or international markets. The stocks are diversified among the major economic sectors of the market and are selected based on balance sheet strength, expected earnings growth, the management team and position within their industries, among other characteristics. Debt securities are comprised of U.S. dollar denominated bonds issued by the U.S. Treasury, U.S. government agencies and investment grade bonds issued by corporations. The notes and bonds purchased are primarily rated A or better by the major bond rating companies from diverse industries.

The Pension Plan's asset allocation by asset category was as follows:

	December 31,
Asset Category	2012	2011
Equity securities	70%	71%
Debt securities	28	27
Other	2	2
Total	100%	100%
The following schedule sets forth the fair value of the Pension Plan's assets and the level of the valuation inputs used to value those assets at December 31, 2012 and 2011:

Asset Category	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
December 31, 2012
Cash	$1,708	$—	$—	$1,708
Equity securities:
U.S. large- and mid-cap stocks(a)	44,158	—	—	44,158
U.S. small-cap mutual funds	4,076	—	—	4,076
International large-cap mutual funds	9,009	—	—	9,009
Emerging markets mutual funds	6,291	—	—	6,291
Chemical Financial Corporation common stock	5,005	—	—	5,005
Debt securities:
U.S. Treasury and government sponsored agency bonds and notes	4,876	1,056	—	5,932
Corporate bonds(b)	—	15,853	—	15,853
Mutual funds(c)	6,005	—	—	6,005
Other	150	—	—	150
Total	$81,278	$16,909	$—	$98,187
December 31, 2011
Cash	$1,773	$—	$—	$1,773
Equity securities:
U.S. large- and mid-cap stocks(a)	35,503	—	—	35,503
U.S. small-cap mutual funds	3,303	—	—	3,303
International large-cap mutual funds	10,659	—	—	10,659
Emerging markets mutual funds	3,954	—	—	3,954
Chemical Financial Corporation common stock	4,726	—	—	4,726
Debt securities:
U.S. Treasury and government sponsored agency bonds and notes	5,717	2,053	—	7,770
Corporate bonds(b)	—	14,603	—	14,603
Other	230	—	—	230
Total	$65,865	$16,656	$—	$82,521

(a)	Comprised of common stocks traded on U.S. Exchanges whose issuers had market capitalizations exceeding $3 billion.

(b)	Comprised of investment grade bonds of U.S. issuers from diverse industries.

(c)	Comprised primarily of fixed-income bonds issued by the U.S. Treasury and government sponsored agencies and bonds of U.S. and foreign issuers from diverse industries.

At December 31, 2012 and 2011, equity securities included 210,663 shares and 221,663 shares, respectively, of the Corporation's common stock. During both 2012 and 2011, cash dividends of $0.18 million were paid on the Corporation's common stock held by the Pension Plan. The fair value of the Corporation's common stock held in the Pension Plan was $5.0 million at December 31, 2012 and $4.7 million at December 31, 2011, which represented 5.1% and 5.7% of Pension Plan assets at December 31, 2012 and 2011, respectively.

Accumulated Other Comprehensive Loss
The following sets forth the changes in accumulated other comprehensive income (loss), net of tax, related to the Corporation's Pension, Postretirement and Supplemental Plans during 2012:

	Pension Plan	Postretirement Plan	Supplemental Plan	Total
	(In thousands)
Accumulated other comprehensive income (loss) at beginning of year	$(28,869)	$513	$(309)	$(28,665)
Comprehensive income (loss) adjustment:
Prior service credits	(1)	(195)	—	(196)
Net actuarial gain (loss)	(6,418)	(35)	(79)	(6,532)
Comprehensive income (loss) adjustment	(6,419)	(230)	(79)	(6,728)
Accumulated other comprehensive income (loss) at end of year	$(35,288)	$283	$(388)	$(35,393)
The estimated income (loss) that will be amortized from accumulated other comprehensive income (loss) into net periodic cost, net of tax, in 2013 is as follows:

	Pension Plan	Postretirement Plan	Supplemental Plan	Total
	(In thousands)
Prior service credits	$1	$—	$—	$1
Net gain (loss)	(2,385)	6	(75)	(2,454)
Total	$(2,384)	$6	$(75)	$(2,453)
NOTE 17 — SHARE-BASED COMPENSATION
The Corporation maintains a share-based compensation plan, under which it periodically grants share-based awards for a fixed number of shares to certain officers of the Corporation. The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. During the years ended December 31, 2012, 2011 and 2010, share-based compensation expense related to stock options and restricted stock units totaled $1.9 million, $1.5 million and $1.4 million, respectively.
During the year ended December 31, 2012, the Corporation granted options to purchase 229,763 shares of common stock and 69,772 restricted stock units to certain officers. At December 31, 2012, there were 986,095 shares of common stock available for future grants under the Corporation's share-based compensation plan.
Stock Options
The Corporation issues fixed stock options to certain officers. Stock options are issued at the current market price of the Corporation's common stock on the date of grant, generally vest ratably over a three-year period and expire ten years from the date of grant.

The following summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (In Years)	Number Exercisable	Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (In Years)
$19.43 - 21.10	166,779	$20.43	7.47	101,288	$20.74	6.93
23.78 - 24.86	521,311	24.28	6.96	272,037	24.69	5.07
32.28	131,000	32.28	2.97	131,000	32.28	2.97
35.67	48,720	35.67	0.95	48,720	35.67	0.95
39.69	129,412	39.69	1.95	129,412	39.69	1.95
$19.43 - 39.69	997,222	$27.24	5.58	682,457	$29.19	4.06
The weighted-average remaining contractual terms were 5.6 years for all outstanding stock options and 4.1 years for exercisable stock options at December 31, 2012. The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $0.56 million and $0.31 million, respectively, at December 31, 2012. The aggregate intrinsic values of outstanding and exercisable options at December 31, 2012 were calculated based on the closing market price of the Corporation's common stock on December 31, 2012 of $23.76 per share less the exercise price. Options with intrinsic values less than zero, or "out-of-the-money" options, were not included in the aggregate intrinsic value reported.
At December 31, 2012, unrecognized compensation cost related to stock options totaled $1.4 million. This cost is expected to be recognized over a remaining weighted average period of two years.
A summary of activity for the Corporation's stock options as of and during the three years ended December 31, 2012 is presented below:

	Non-Vested Stock Options Outstanding			Stock Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at January 1, 2010	169,073	$23.17	$6.68	720,375	$30.02
Activity during 2010:
Issued in OAK acquisition	—	—	—	26,425	26.83
Granted	60,365	24.56	7.65	60,365	24.56
Exercised	—	—	—	(1,736)	23.63
Vested	(99,540)	23.84	6.87	—	—
Forfeited/expired	(3,228)	23.70	7.07	(47,764)	31.08
Outstanding at December 31, 2010	126,670	23.29	6.99	757,665	29.42
Activity during 2011:
Granted	99,172	19.95	6.12	99,172	19.95
Exercised	—	—	—	—	—
Vested	(62,959)	23.27	6.76	—	—
Forfeited/expired	—	—	—	(41,718)	28.96
Outstanding at December 31, 2011	162,883	21.27	6.55	815,119	28.29
Activity during 2012:
Granted	229,763	23.78	7.08	229,763	23.78
Exercised	—	—	—	(1,532)	19.97
Vested	(76,103)	21.55	6.63	—	—
Forfeited/expired	(1,778)	21.48	6.62	(46,128)	28.78
Outstanding at December 31, 2012	314,765	$23.03	$6.92	997,222	$27.24
Exercisable/vested at December 31, 2012				682,457	$29.19

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	2012	2011	2010
Expected dividend yield	3.60%	3.50%	3.50%
Risk-free interest rate	1.18%	2.76%	3.37%
Expected stock price volatility	44.4%	42.0%	41.1%
Expected life of options — in years	6.11	6.10	6.33
Weighted average fair value per share	$7.08	$6.12	$7.65
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
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the expected life of the options granted. Expected stock volatility was based on historical volatility of the Corporation's common stock over a seven-year period. The expected life of options represents the period of time that options granted are expected to be outstanding and is based primarily upon historical experience, considering both option exercise behavior and employee terminations.
Because of the unpredictability of the assumptions required, the Black-Scholes (or any other valuation) model is incapable of accurately predicting the Corporation's common stock price or of placing an accurate present value on options to purchase its stock. In addition, the Black-Scholes model was designed to approximate value for types of options that are very different from those issued by the Corporation. In spite of any theoretical value that may be placed on a stock option grant, no value is possible under options issued by the Corporation without an increase in the market price per share of the Corporation's common stock over the market price per share of the Corporation's common stock at the date of grant.
In conjunction with the acquisition of OAK, each unexercised vested stock option of OAK outstanding at the acquisition date was converted into a vested option to purchase 1.306 shares of the Corporation's common stock. The exercise price per share of the Corporation's common stock for each of these options was equal to the exercise price per share of the OAK unexercised stock option divided by 1.306. Accordingly, the Corporation issued 26,425 stock options at a weighted average exercise price of $26.83 per share. The duration and other terms and conditions of these options are the same as the unexercised OAK stock options.
Restricted Stock Units
In addition to stock options, the Corporation also grants restricted stock performance units and restricted stock service-based units (collectively referred to as restricted stock units) to certain officers. The restricted stock performance units vest based on the Corporation achieving certain performance target levels, in addition to satisfaction of a service condition, as applicable. The restricted stock performance units are eligible to vest from 0.5x to 1.5x the number of units originally granted depending on which, if any, of the performance target levels are met. However, if the minimum performance target level is not achieved, no shares will become vested or be issued for that respective year's restricted stock performance units. The restricted stock service-based units vest upon satisfaction of a service condition. Upon achievement of the performance target level and/or satisfaction of a service condition, if applicable, the restricted stock units are converted into shares of the Corporation's common stock on a one-to-one basis. Compensation expense related to restricted stock units is recognized over the expected requisite performance or service period, as applicable.

A summary of the activity for restricted stock units during the three years ended December 31, 2012 is presented below:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding at January 1, 2010	71,576	$19.38
Activity during 2010:
Granted	40,629	22.62
Canceled (2009 grant)	(41,248)	18.04
Modified (2009 grant)	41,248	23.25
Forfeited/expired	(31,353)	21.26
Outstanding at December 31, 2010	80,852	22.94
Activity during 2011:
Granted	52,087	17.87
Converted into shares of common stock	(2,427)	23.70
Forfeited/expired	—	—
Outstanding at December 31, 2011	130,512	20.90
Activity during 2012:
Granted	69,772	22.20
Converted into shares of common stock	(35,346)	23.27
Forfeited/expired	(8,428)	23.05
Outstanding at December 31, 2012	156,510	$20.83
At December 31, 2012, unrecognized compensation cost related to restricted stock unit awards totaled $1.7 million and is expected to be recognized over approximately two years.
NOTE 18 — FEDERAL INCOME TAXES
The provision for federal income taxes was less than that computed by applying the federal statutory income tax rate of 35% to pre-tax income, primarily due to tax-exempt interest income on investment securities and loans and income tax credits during 2012, 2011 and 2010. The differences between the provision for federal income taxes computed at the federal statutory income tax rate and the amounts recorded in the consolidated financial statements were as follows:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Tax at statutory rate	$25,133	$21,088	$10,916
Changes resulting from:
Tax-exempt interest income	(2,524)	(2,569)	(2,169)
Income tax credits	(1,561)	(1,374)	(1,232)
Other, net	(248)	55	585
Provision for federal income taxes	$20,800	$17,200	$8,100
Effective federal income tax rate	29.0%	28.5%	26.0%

The provision for federal income taxes consisted of the following:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Current	$8,132	$10,787	$4,661
Deferred	12,668	6,413	3,439
Total	$20,800	$17,200	$8,100
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant temporary differences that comprise the deferred tax assets and liabilities of the Corporation were as follows:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$29,572	$30,916
Acquisition-related fair value adjustments	9,498	13,373
Accrued expenses not currently deductible	4,518	3,924
Other real estate	3,244	3,407
Nonaccrual loan interest	2,564	1,495
Employee benefit plans	2,451	7,875
Share-based awards	1,783	1,452
Other	1,714	1,096
Total deferred tax assets	55,344	63,538
Deferred tax liabilities:
Goodwill	4,177	3,800
Loan fees	2,511	2,191
Investment securities available-for-sale	2,301	1,796
Core deposit intangible assets	1,202	1,468
Mortgage servicing rights	1,217	1,257
Prepaid expenses	941	888
Other	1,167	1,366
Total deferred tax liabilities	13,516	12,766
Net deferred tax assets	$41,828	$50,772
Management expects to realize the full benefits of the deferred tax assets recorded at December 31, 2012. The Corporation had no reserve for contingent income tax liabilities recorded at December 31, 2012 and 2011. The tax periods open to examination by the Internal Revenue Service include the years ended December 31, 2012, 2011, 2010 and 2009.
NOTE 19 — COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Corporation enters into various transactions with its customers, which are not included in its consolidated statements of financial condition. These transactions include unused commitments to extend credit, standby letters of credit and approved but undisbursed loans (undisbursed loan commitments). Unused commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan contract. Unused commitments to extend credit generally have fixed expiration dates or other termination clauses. Historically, the majority of the unused commitments to extend credit of Chemical Bank have not been drawn upon and, therefore, may not represent future cash requirements. Standby letters of credit are conditional commitments issued by Chemical Bank to generally guarantee the performance of a customer to a third party. Both arrangements have credit risk essentially the same as that involved in making loans to customers and are subject to the Corporation's normal credit policies, including underwriting standards and ongoing review and monitoring. Collateral obtained upon exercise of commitments is determined using management's credit evaluation of the borrowers and may include real estate, business assets, deposits and other items. Undisbursed loan commitments are not included in loans on the consolidated statements of financial position. The majority of undisbursed loan commitments will be funded and convert to a portfolio loan within a three-month period.

At December 31, 2012, total unused commitments to extend credit, standby letters of credit and undisbursed loan commitments were $740 million, $43 million and $203 million, respectively. At December 31, 2011, total unused commitments to extend credit, standby letters of credit and undisbursed loan commitments were $677 million, $46 million and $145 million, respectively. A significant portion of the unused commitments to extend credit and standby letters of credit outstanding as of December 31, 2012 expire one year from their contract date; however, $47 million of unused commitments to extend credit extend for more than five years.
The Corporation's unused commitments to extend credit and standby letters of credit have been estimated to have an immaterial realizable fair value, as historically the majority of these commitments have not been drawn upon and generally Chemical Bank does not receive fees in connection with these agreements. At December 31, 2012, the Corporation determined that there were no potential losses from standby letters of credit, and therefore, no reserve was needed at that date. At December 31, 2011, the Corporation had a reserve of $0.3 million related to a potential loss from a standby letter of credit, which the Corporation paid in 2012.
Undisbursed loan commitments of $203 million at December 31, 2012 included $48 million of residential mortgage loans that were expected to be sold in the secondary market. The Corporation locked the interest rate to the customer (mortgage loan commitment) on the $48 million of loans that were expected to be sold in the secondary market and entered into best efforts forward contracts with the secondary market on these mortgage loan commitments at December 31, 2012. Best efforts forward contracts offset the interest rate risk of market interest rates changing between the date the interest rate is locked with the customer and the date the loan is sold in the secondary market. At December 31, 2011, the Corporation had mortgage loan commitments of $30 million included in loan commitments, with best efforts forward contracts on these loans at that date.
The Corporation has operating leases and other noncancelable contractual obligations on buildings, equipment, computer software and other expenses that will require annual payments through 2021, including renewal option periods for those building leases that the Corporation expects to renew. Minimum payments due in each of the next five years and thereafter are as follows: 2013 - $6.4 million; 2014 - $3.3 million; 2015 - $2.9 million; 2016 - $2.0 million; 2017 - $1.5 million; 2018 and thereafter - $2.8 million. Minimum payments include estimates, where applicable, of estimated usage and annual Consumer Price Index increases of approximately 3%. Total expense recorded under operating leases and other noncancelable contractual obligations was $10.8 million in both 2012 and 2011, compared to $9.2 million in 2010.
The Corporation and Chemical Bank are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consulting with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position or results of operations of the Corporation.
NOTE 20 — REGULATORY CAPITAL AND RESERVE REQUIREMENTS
Banking regulations require that banks maintain cash reserve balances in vault cash, with the FRB, or with certain other qualifying banks. The aggregate average amount of the regulatory balances required to be maintained by Chemical Bank was $27.9 million during 2012 and $28.6 million during 2011. During 2012, Chemical Bank satisfied its regulatory reserve requirements by maintaining vault cash balances in excess of regulatory reserve requirements. Chemical Bank was not required to maintain compensating balances with correspondent banks during 2012 or 2011.
Federal and state banking regulations place certain restrictions on the transfer of assets, in the form of dividends, loans or advances, from Chemical Bank to the Corporation. At December 31, 2012, substantially all of the assets of Chemical Bank were restricted from transfer to the Corporation in the form of loans or advances. Dividends from Chemical Bank are the principal source of funds for the Corporation. During 2012, 2011 and 2010, Chemical Bank paid dividends to the Corporation totaling $27.6 million, $22.0 million and $21.3 million, respectively. At December 31, 2012, Chemical Bank could pay dividends of up to $49.1 million to the Corporation, based on net income less dividends for the prior two calendar years, without regulatory approval. At December 31, 2012, Chemical Bank was "well-capitalized" as defined by federal banking regulations. In addition to the statutory limits, the Corporation considers the overall financial and capital position of Chemical Bank prior to making any cash dividend decisions.
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

Quantitative measures established by regulation to ensure capital adequacy require minimum ratios of Tier 1 capital to average assets (Leverage Ratio) and Tier 1 and Total capital to risk-weighted assets. These capital guidelines assign risk weights to on- and off- balance sheet items in arriving at total risk-weighted assets. Minimum capital levels are based upon the perceived risk of various asset categories and certain off-balance sheet instruments. Risk-weighted assets at December 31, 2012 totaled $4.18 billion and $4.16 billion for the Corporation and Chemical Bank, respectively, compared to $3.88 billion for both the Corporation and Chemical Bank at December 31, 2011.
At December 31, 2012 and 2011, Chemical Bank's capital ratios exceeded the quantitative capital ratios required for an institution to be considered "well-capitalized." Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in the mix or credit quality of assets. The summary below compares the Corporation's and Chemical Bank's actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
December 31, 2012
Total Capital to Risk-Weighted Assets:
Corporation	$552,171	13.2%	$334,140	8.0%	N/A	N/A
Chemical Bank	536,223	12.9	333,195	8.0	$416,494	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	499,563	12.0	167,070	4.0	N/A	N/A
Chemical Bank	483,761	11.6	166,598	4.0	249,896	6.0
Leverage Ratio:
Corporation	499,563	9.2	217,145	4.0	N/A	N/A
Chemical Bank	483,761	8.9	216,784	4.0	270,980	5.0
December 31, 2011
Total Capital to Risk-Weighted Assets:
Corporation	$517,547	13.3%	$310,316	8.0%	N/A	N/A
Chemical Bank	510,290	13.2	310,119	8.0	$387,649	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	468,565	12.1	155,158	4.0	N/A	N/A
Chemical Bank	461,338	11.9	155,060	4.0	232,589	6.0
Leverage Ratio:
Corporation	468,565	9.0	208,013	4.0	N/A	N/A
Chemical Bank	461,338	8.9	208,033	4.0	260,042	5.0
NOTE 21 — EARNINGS PER COMMON SHARE
Basic earnings per common share for the Corporation is computed by dividing net income by the weighted average number of common shares outstanding during the period. Basic earnings per common share excludes any dilutive effect of common stock equivalents.
Diluted earnings per common share for the Corporation is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents using the treasury stock method. Average shares of common stock for diluted net income per common share include shares to be issued upon the exercise of stock options granted under the Corporation's share-based compensation plans, restricted stock units that may be converted to stock, stock to be issued under the deferred stock compensation plan for non-employee directors and stock to be issued under the stock purchase plan for non-employee community advisory directors. For any period in which a net loss is recorded, the assumed exercise of stock options, restricted stock units that may be converted to stock and stock to be issued under the deferred stock compensation plan and the stock purchase plan would have an anti-dilutive impact on the net loss per common share and thus would be excluded in the diluted earnings per common share calculation.
The following summarizes the numerator and denominator of the basic and diluted earnings per common share computations:

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Numerator for both basic and diluted earnings per common share, net income	$51,008	$43,050	$23,090
Denominator for basic earnings per common share, weighted average common shares outstanding	27,492	27,455	26,276
Weighted average common stock equivalents	91	51	29
Denominator for diluted earnings per common share	27,583	27,506	26,305
Net income per common share:
Basic	$1.86	$1.57	$0.88
Diluted	1.85	1.57	0.88
The average number of exercisable employee stock option awards outstanding that were "out-of-the-money," whereby the option exercise price per share exceeded the market price per share and, therefore, were not included in the computation of diluted earnings per common share because they would have been anti-dilutive, totaled 614,152 for the year ended December 31, 2012, 660,553 for the year ended December 31, 2011 and 597,710 for the year ended December 31, 2010.
NOTE 22 — PARENT COMPANY ONLY FINANCIAL STATEMENTS
Condensed financial statements of Chemical Financial Corporation (parent company) only follow:

	December 31,
Condensed Statements of Financial Position	2012	2011
	(In thousands)
Assets:
Cash at subsidiary bank	$5,960	$4,481
Investment securities available-for-sale	4,755	—
Investment in subsidiary bank	579,448	559,410
Premises and equipment	4,309	4,625
Goodwill	1,092	1,092
Other assets	2,598	3,631
Total assets	$598,162	$573,239
Liabilities and Shareholders' Equity:
Other liabilities	$1,821	$1,510
Shareholders' equity	596,341	571,729
Total liabilities and shareholders' equity	$598,162	$573,239

	Years Ended December 31,
Condensed Statements of Income	2012	2011	2010
	(In thousands)
Income:
Cash dividends from subsidiary bank	$27,550	$22,000	$21,300
Other income	92	—	—
Total income	27,642	22,000	21,300
Operating expenses	3,773	3,350	5,116
Income before income taxes and equity in undistributed net income of subsidiary bank	23,869	18,650	16,184
Federal income tax benefit	1,311	1,171	1,335
Equity in undistributed net income of subsidiary bank	25,828	23,229	5,571
Net income	$51,008	$43,050	$23,090

	Years Ended December 31,
Condensed Statements of Cash Flows	2012	2011	2010
	(In thousands)
Operating Activities:
Net income	$51,008	$43,050	$23,090
Share-based compensation expense	1,865	1,517	1,395
Depreciation of premises and equipment	463	456	497
Equity in undistributed net income of subsidiary bank	(25,828)	(23,229)	(5,571)
Net (increase) decrease in other assets	1,033	(975)	(1,140)
Net increase (decrease) in other liabilities	394	256	(290)
Net cash provided by operating activities	28,935	21,075	17,981
Investing Activities:
Cash assumed in business combination	—	—	850
Purchase of investment securities available-for-sale	(4,755)	—	—
Purchases of premises and equipment, net	(147)	(365)	(174)
Net cash provided by (used in) investing activities	(4,902)	(365)	676
Financing Activities:
Cash dividends paid	(22,566)	(21,964)	(21,243)
Proceeds from directors' stock purchase plan and exercise of stock options	260	245	292
Shares issued, net of shares withheld, for restricted stock performance units	(248)	—	—
Net cash used in financing activities	(22,554)	(21,719)	(20,951)
Net increase (decrease) in cash and cash equivalents	1,479	(1,009)	(2,294)
Cash and cash equivalents at beginning of year	4,481	5,490	7,784
Cash and cash equivalents at end of year	$5,960	$4,481	$5,490

NOTE 23 — SUMMARY OF QUARTERLY STATEMENTS OF INCOME (UNAUDITED)
The following quarterly information is unaudited. However, in the opinion of management, the information reflects all adjustments that are necessary for the fair presentation of the results of operations for the periods presented.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share data)
Interest income	$52,664	$52,467	$52,501	$53,126	$210,758
Interest expense	6,469	6,021	5,591	5,132	23,213
Net interest income	46,195	46,446	46,910	47,994	187,545
Provision for loan losses	5,000	4,000	4,500	5,000	18,500
Noninterest income	12,649	13,282	12,062	13,879	51,872
Operating expenses	36,295	35,537	36,066	41,211	149,109
Income before income taxes	17,549	20,191	18,406	15,662	71,808
Federal income tax expense	5,175	6,325	5,300	4,000	20,800
Net income	$12,374	$13,866	$13,106	$11,662	$51,008
Net income per common share:
Basic	$0.45	$0.50	$0.48	$0.42	$1.86
Diluted	0.45	0.50	0.48	0.42	1.85
Cash dividends declared per common share	0.20	0.20	0.21	0.21	0.82

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share data)
Interest income	$53,675	$53,439	$53,998	$54,130	$215,242
Interest expense	8,470	8,145	7,729	7,045	31,389
Net interest income	45,205	45,294	46,269	47,085	183,853
Provision for loan losses	7,500	7,000	6,400	5,100	26,000
Noninterest income	10,772	10,902	11,225	11,501	44,400
Operating expenses	35,389	33,413	35,394	37,807	142,003
Income before income taxes	13,088	15,783	15,700	15,679	60,250
Federal income tax expense	3,900	4,750	4,075	4,475	17,200
Net income	$9,188	$11,033	$11,625	$11,204	$43,050
Net income per common share:
Basic	$0.33	$0.40	$0.42	$0.41	$1.57
Diluted	0.33	0.40	0.42	0.41	1.57
Cash dividends declared per common share	0.20	0.20	0.20	0.20	0.80

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
The Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation's disclosure controls and procedures as of the end of the period covered by this report. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Corporation in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. The Corporation's disclosure controls also include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and that transactions are properly recorded and reported.
Changes in Internal Controls Over Financial Reporting
There were no changes to the Corporation's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2012 that materially affected, or are reasonable likely to materially affect, the Corporation's internal controls over financial reporting.

MANAGEMENT'S ASSESSMENT AS TO THE EFFECTIVENESS
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
Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2012, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Management's assessment is based on the criteria for effective internal control over financial reporting as described in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2012, its system of internal control over financial reporting was effective and meets the criteria of the "Internal Control — Integrated Framework." The Corporation's independent registered public accounting firm that audited the Corporation's consolidated financial statements included in this annual report has issued an attestation report on the Corporation's internal control over financial reporting as of December 31, 2012.

/s/ David B. Ramaker	/s/ Lori A. Gwizdala
David B. Ramaker	Lori A. Gwizdala
Chairman, Chief Executive Officer and President	Executive Vice President, Chief Financial Officer and Treasurer

February 22, 2013	February 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Chemical Financial Corporation:
We have audited Chemical Financial Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chemical Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Assessment as to the Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on Chemical Financial Corporation's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Chemical Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Chemical Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 22, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Detroit, Michigan
February 22, 2013

Item 9B. Other Information.
Not applicable.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item is set forth under the subheadings "Chemical Financial's Nominees for Election as Directors" and "Board Committees," and the headings "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive Proxy Statement for its 2013 Annual Meeting of Shareholders and is here incorporated by reference.
The Corporation has adopted a Code of Ethics for Senior Financial Officers and Members of Senior Leadership, which applies to the Chief Executive Officer and the Chief Financial Officer, as well as all other senior financial and accounting officers. The Code of Ethics is posted on the Corporation's website at www.chemicalbankmi.com. The Corporation intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver of, a provision of the Code of Ethics by posting such information on its website at www.chemicalbankmi.com.
Item 11. Executive Compensation.
Information required by this item is set forth under the headings "Executive Compensation," "Director Compensation," "Compensation Committee Report" and under the subheading "Compensation Committee Interlocks and Insider Participation" in the registrant's definitive Proxy Statement for its 2013 Annual Meeting of Shareholders and is here incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is set forth under the heading "Ownership of Chemical Financial Common Stock" in the registrant's definitive Proxy Statement for its 2013 Annual Meeting of Shareholders and is here incorporated by reference.
The following table presents information about the registrant's equity compensation plans as of December 31, 2012:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans(3) (excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	997,222	$27.24	1,327,188
Equity compensation plans not approved by security holders(2)	—	—	89,679
Total	997,222	$27.24	1,416,867

(1)
Consists of the Chemical Financial Corporation Stock Incentive Plan of 1997 (1997 Plan), the Chemical Financial Corporation Stock Incentive Plan of 2006 (2006 Plan), the Chemical Financial Corporation Stock Incentive Plan of 2012 (2012 Plan) and the Chemical Financial Corporation Directors' Deferred Stock Plan. Stock options may no longer be issued under either the 1997 Plan or 2006 Plan.

(2)
Consists of the Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors (Stock Purchase Plan). The Stock Purchase Plan became effective on March 25, 2002 and was designed to provide non-employee community advisory directors of Chemical Bank, who are neither directors nor employees of the Corporation, the option of receiving their fees in shares of the Corporation's common stock. The Stock Purchase Plan provides for a maximum of 175,000 shares of the Corporation's common stock, subject to adjustment for certain changes in the capital structure of the Corporation as defined in the Stock Purchase Plan, to be available under the Stock Purchase Plan. Community advisory directors who elect to participate in the Stock Purchase Plan may elect to contribute to the Stock Purchase Plan fifty percent or one hundred percent of their retainer fees, meeting fees and committee fees, earned as community advisory directors of Chemical Bank. Contributions to the Stock Purchase Plan are made by Chemical Bank on behalf of each electing participant. Stock Purchase Plan participants may terminate their participation in the Stock Purchase Plan, at any time, by written notice of withdrawal to the Corporation. Participants will cease to be eligible to participate in the Stock Purchase Plan when they cease to serve as community advisory directors of Chemical Bank. Shares are distributed to participants annually.

(3)
The number of shares reflected in column (c) in the table above with respect to the 2012 Plan (986,095 shares), the Directors' Deferred Stock Plan (341,093 shares) and the Stock Purchase Plan (89,679) represent shares that may be issued other than upon the exercise of an option, warrant or right. Each plan listed above contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in the capitalization of Chemical Financial Corporation.

Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this item is set forth under the subheadings "Board Committees" and "Transactions with Related Persons" in the registrant's definitive Proxy Statement for its 2013 Annual Meeting of Shareholders and is here incorporated by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item is set forth under the heading "Independent Registered Public Accounting Firm" and subheading "Audit Committee" in the registrant's definitive Proxy Statement for its 2013 Annual Meeting of Shareholders and is here incorporated by reference.
PART IV.
Item 15. Exhibits and Financial Statement Schedules.
(a)  (1)  Financial Statements. The following documents are filed as part of Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position as of December 31, 2012 and 2011
Consolidated Statements of Income for each of the three years in the period ended December 31, 2012
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2012
Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2012
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012 Notes to Consolidated Financial Statements

(2)
Financial Statement Schedules. The schedules for the Corporation are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

(3)	Exhibits. The following lists the Exhibits to the Annual Report on Form 10-K:

Number	Exhibit
2.1
Agreement and Plan of Merger, dated January 7, 2010. Previously filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K dated January 7, 2010, filed with the SEC on January 8, 2010. Here incorporated by reference.

3.1
Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 5, 2011. Here incorporated by reference.

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

10.1
Amended and Restated Chemical Financial Corporation Stock Incentive Plan of 2006.* Previously filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 3, 2011. Here incorporated by reference.

10.2
Chemical Financial Corporation Deferred Compensation Plan for Directors.* Previously filed as Exhibit 10.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012. Here incorporated by reference.

10.3
Chemical Financial Corporation Stock Incentive Plan of 1997.* Previously filed as Exhibit 10.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012. Here incorporated by reference.

10.4	Chemical Financial Corporation Deferred Compensation Plan.*
10.5
Chemical Financial Corporation Supplemental Retirement Income Plan.* Previously filed as Exhibit 10.5 to the registrant's Registration Statement on Form S-4, filed with the SEC on February 19, 2010. Here incorporated by reference.

10.6
Chemical Financial Corporation Stock Incentive Plan of 2012.* Previously filed as Appendix A to the registrant's definitive proxy statement for the registrant's 2012 Annual Meeting of Shareholders, filed with the SEC on March 1, 2012. Here incorporated by reference.

10.7
Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors.* Previously filed as Exhibit 4.3 to the registrant's Registration Statement on Form S-8, filed with the SEC on March 25, 2002. Here incorporated by reference.

10.8
Chemical Financial Corporation Directors' Deferred Stock Plan.* Previously filed as Appendix A to the registrant's definitive proxy statement for the 2008 Annual Meeting of Shareholders, filed with the SEC on March 5, 2008. Here incorporated by reference.

21
Subsidiaries. Previously filed as Exhibit 21 to the registrant's Annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012. Here incorporated by reference.

23.1	Consent of KPMG LLP.
23.2	Consent of Andrews Hooper Pavlik PLC.
24	Powers of Attorney.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification pursuant to 18 U.S.C. §1350.
99.1	Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors Audited Financial Statements and Notes.
99.2	Chemical Financial Corporation Directors' Deferred Stock Plan Audited Financial Statements and Notes.
101.1	Interactive Data File.**

*	These agreements are management contracts or compensation plans or arrangements required to be filed as Exhibits to this Form 10-K.

**
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “Filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

The index of exhibits and any exhibits filed as part of the 2012 Form 10-K are accessible at no cost on the Corporation's web site at www.chemicalbankmi.com in the "Investor Information" section, at www.edocumentview.com/chfc and through the United States Securities and Exchange Commission's web site at www.sec.gov. The Corporation will furnish a copy of any exhibit listed above to any shareholder of the registrant at a cost of 30 cents per page upon written request to Ms. Lori A. Gwizdala, Chief Financial Officer, Chemical Financial Corporation, 333 East Main Street, Midland, Michigan 48640-0569.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2013.
CHEMICAL FINANCIAL CORPORATION

/s/ David B. Ramaker
David B. Ramaker
Chairman of the Board, CEO, President and Director
Principal Executive Officer

/s/ Lori A. Gwizdala
Lori A. Gwizdala
Executive Vice President, CFO and Treasurer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 22, 2013 by the following persons on behalf of the registrant and in the capacities indicated.
OFFICERS:

/s/ David B. Ramaker
David B. Ramaker
Chairman of the Board, CEO, President and Director
Principal Executive Officer

/s/ Lori A. Gwizdala
Lori A. Gwizdala
Executive Vice President, CFO and Treasurer
Principal Financial and Accounting Officer

The following Directors of Chemical Financial Corporation executed a power of attorney appointing Lori A. Gwizdala their attorney-in-fact, empowering her to sign this report on their behalf.
Gary E. Anderson
J. Daniel Bernson
Nancy Bowman
James R. Fitterling
Thomas T. Huff
Michael T. Laethem
James B. Meyer
Terence F. Moore
Aloysius J. Oliver
Grace O. Shearer
Larry D. Stauffer
Franklin C. Wheatlake

/s/ Lori A. Gwizdala
By Lori A. Gwizdala
Attorney-in-fact