Form 10-Q
period 2013-03-31
CHEMICAL FINANCIAL CORP
filed 2013-04-30
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s Common Stock, $1 par value, as of April 19, 2013, was 27,533,525 shares.

INDEX
Chemical Financial Corporation
Form 10-Q

Forward-Looking Statements
This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and Chemical Financial Corporation (Corporation). Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "judgment," "opinion," "plans," "predicts," "probable," "projects," "should," "trend," "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to future levels of loan charge-offs, future levels of provisions for loan losses, real estate valuation, future levels of nonperforming assets, the rate of asset dispositions, future capital levels, future dividends, future growth and funding sources, future liquidity levels, future profitability levels, future deposit insurance premiums, the effects on earnings of future changes in interest rates, the future level of other revenue sources, future economic trends and conditions, future initiatives to expand the Corporation's market share, expected cash flows from acquired loans, future effects of new or changed accounting standards, future opportunities for acquisitions, the impact of branch acquisition transactions on the Corporation's business, opportunities to increase top line revenues, the Corporation's ability to grow its core franchise, and future cost savings. All statements referencing future time periods are forward-looking. Management's determination of the provision and allowance for loan losses; the carrying value of acquired loans, goodwill and mortgage servicing rights; the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment); and management's assumptions concerning pension and other postretirement benefit plans involve judgments that are inherently forward-looking. There can be no assurance that future loan losses will be limited to the amounts estimated. All of the information concerning interest rate sensitivity is forward-looking. The future effect of changes in the financial and credit markets and the national and regional economies on the banking industry, generally, and on the Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.
Risk factors include, but are not limited to, the risk factors described in Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I. Financial Information

Item 1.    Financial Statements
Chemical Financial Corporation
Consolidated Statements of Financial Position

	March 31, 2013	December 31, 2012	March 31, 2012
	(Unaudited)		(Unaudited)
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$101,501	$142,467	$120,435
Interest-bearing deposits with the Federal Reserve Bank	477,225	513,668	353,243
Total cash and cash equivalents	578,726	656,135	473,678
Investment securities:
Available-for-sale, at fair value	703,622	586,809	676,007
Held-to-maturity (fair value - $261,405 at March 31, 2013, $229,922 at December 31, 2012 and $192,372 at March 31, 2012)	257,749	229,977	191,297
Total investment securities	961,371	816,786	867,304
Loans held-for-sale	14,850	17,665	25,080
Loans	4,185,261	4,167,735	3,843,098
Allowance for loan losses	(82,834)	(84,491)	(87,785)
Net loans	4,102,427	4,083,244	3,755,313
Premises and equipment (net of accumulated depreciation of $94,068 at March 31, 2013, $93,207 at December 31, 2012 and $88,603 at March 31, 2012)	73,501	75,458	66,661
Goodwill	120,164	120,164	113,414
Other intangible assets	14,902	15,388	10,939
Interest receivable and other assets	124,587	132,412	139,130
Total Assets	$5,990,528	$5,917,252	$5,451,519
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$1,086,986	$1,085,857	$914,523
Interest-bearing	3,920,372	3,835,586	3,546,861
Total deposits	5,007,358	4,921,443	4,461,384
Interest payable and other liabilities	30,931	54,716	32,809
Short-term borrowings	347,484	310,463	335,082
Federal Home Loan Bank (FHLB) advances	—	34,289	42,120
Total liabilities	5,385,773	5,320,911	4,871,395
Shareholders’ equity:
Preferred stock, no par value:
Authorized – 200,000 shares, none issued	—	—	—
Common stock, $1 par value per share:
Authorized — 45,000,000 shares
Issued and outstanding — 27,532,377 shares at March 31, 2013, 27,498,868 shares at December 31, 2012 and 27,491,026 shares at March 31, 2012	27,532	27,499	27,491
Additional paid-in capital	433,648	433,195	431,549
Retained earnings	174,209	166,766	145,195
Accumulated other comprehensive loss	(30,634)	(31,119)	(24,111)
Total shareholders’ equity	604,755	596,341	580,124
Total Liabilities and Shareholders’ Equity	$5,990,528	$5,917,252	$5,451,519
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$47,905	$48,256
Interest on investment securities:
Taxable	2,438	2,565
Tax-exempt	1,564	1,485
Dividends on nonmarketable equity securities	151	130
Interest on deposits with the Federal Reserve Bank	321	228
Total interest income	52,379	52,664
Interest Expense
Interest on deposits	4,566	6,102
Interest on short-term borrowings	114	104
Interest on FHLB advances	47	263
Total interest expense	4,727	6,469
Net Interest Income	47,652	46,195
Provision for loan losses	3,000	5,000
Net interest income after provision for loan losses	44,652	41,195
Noninterest Income
Service charges and fees on deposit accounts	5,195	4,505
Wealth management revenue	3,445	2,921
Other charges and fees for customer services	4,651	3,365
Mortgage banking revenue	2,012	1,185
Gain on sale of investment securities	847	—
Gain on sale of merchant card services	—	1,280
Other	89	69
Total noninterest income	16,239	13,325
Operating Expenses
Salaries, wages and employee benefits	23,369	20,569
Occupancy	3,663	3,154
Equipment and software	3,450	3,118
Other	11,475	10,130
Total operating expenses	41,957	36,971
Income before income taxes	18,934	17,549
Federal income tax expense	5,700	5,175
Net Income	$13,234	$12,374
Net Income Per Common Share:
Basic	$0.48	$0.45
Diluted	0.48	0.45
Cash Dividends Declared Per Common Share	0.21	0.20
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Net income	$13,234	$12,374
Other comprehensive income (loss), net of tax:
Net unrealized gains on investment securities available-for-sale, net of tax expense of $227 and $469 for the three months ended March 31, 2013, and 2012, respectively	420	872
Reclassification adjustment for realized gain on sale of investment securities available-for-sale included in net income, net of tax expense of $296 for the three months ended March 31, 2013	(551)	—
Adjustment for pension and other postretirement benefits, net of tax expense of $332 and $186 for the three months ended March 31, 2013, and 2012, respectively	616	346
Total other comprehensive income, net of tax	485	1,218
Comprehensive income	$13,719	$13,592
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share data)
Balances at January 1, 2012	$27,457	$431,277	$138,324	$(25,329)	$571,729
Comprehensive income			12,374	1,218	13,592
Cash dividends declared and paid of $0.20 per share			(5,503)		(5,503)
Shares issued – directors’ stock plans	12	228			240
Shares issued – restricted stock units	22	(270)			(248)
Share-based compensation		314			314
Balances at March 31, 2012	$27,491	$431,549	$145,195	$(24,111)	$580,124

Balances at January 1, 2013	$27,499	$433,195	$166,766	$(31,119)	$596,341
Comprehensive income			13,234	485	13,719
Cash dividends declared and paid of $0.21 per share			(5,791)		(5,791)
Shares issued – stock options		(10)			(10)
Shares issued – directors’ stock plans	11	228			239
Shares issued – restricted stock units	22	(394)			(372)
Share-based compensation		629			629
Balances at March 31, 2013	$27,532	$433,648	$174,209	$(30,634)	$604,755
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Operating Activities
Net income	$13,234	$12,374
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,000	5,000
Gains on sales of loans	(2,394)	(1,896)
Proceeds from sales of loans	71,205	73,162
Loans originated for sale	(65,996)	(77,528)
Net gains on sales of other real estate and repossessed assets	(235)	(305)
Depreciation of premises and equipment	2,177	1,983
Amortization of intangible assets	1,001	1,067
Gain on sale of investment securities	(847)	—
Net amortization of premiums and discounts on investment securities	863	1,281
Share-based compensation expense	629	314
Contributions to defined benefit pension plan	(15,000)	(12,000)
Net decrease in interest receivable and other assets	7,154	14,426
Net decrease in interest payable and other liabilities	(7,837)	(8,716)
Net cash provided by operating activities	6,954	9,162
Investing Activities
Investment securities – available-for-sale:
Proceeds from sales	33,028	—
Proceeds from maturities, calls and principal reductions	41,165	72,992
Purchases	(191,165)	(81,537)
Investment securities – held-to-maturity:
Proceeds from maturities, calls and principal reductions	7,111	8,515
Purchases	(34,940)	(16,599)
Net increase in loans	(24,374)	(21,660)
Proceeds from sales of other real estate and repossessed assets	2,701	4,145
Purchases of premises and equipment and branch bank property, net of disposals	(602)	(2,655)
Net cash used in investing activities	(167,076)	(36,799)
Financing Activities
Net increase in interest- and noninterest-bearing demand deposits and savings accounts	125,946	129,749
Net decrease in time deposits	(40,031)	(35,222)
Net increase in short-term borrowings	37,021	31,296
Repayment of FHLB advances	(34,289)	(937)
Cash dividends paid	(5,791)	(5,503)
Proceeds from directors’ stock plans and exercise of stock options, net of shares withheld	229	240
Shares issued, net of shares withheld, for restricted stock performance units	(372)	(248)
Net cash provided by financing activities	82,713	119,375
Net increase (decrease) in cash and cash equivalents	(77,409)	91,738
Cash and cash equivalents at beginning of period	656,135	381,940
Cash and cash equivalents at end of period	$578,726	$473,678
Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,890	$6,577
Loans transferred to other real estate and repossessed assets	2,191	4,299
Closed branch offices transferred to other real estate	382	—
Federal income taxes refunded	(3,500)	(8,000)
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

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
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments believed necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
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
Reclassifications
Certain amounts in the consolidated statement of income for the three months ended March 31, 2012 have been reclassified to conform with the 2013 presentation. Such reclassifications had no effect on the Corporation's shareholders' equity or net income.
Originated Loans
Originated loans include all of the Corporation's portfolio loans, excluding loans acquired on April 30, 2010 in the acquisition of O.A.K. Financial Corporation (OAK). Originated loans also include loans acquired as part of the Corporation's branch acquisition on December 7, 2012, as these loans were performing and were considered high-quality loans in accordance with the Corporation's credit underwriting standards at that date. Originated loans are stated at their principal amount outstanding, net of unearned income, charge-offs and unamortized deferred fees and costs. Loan interest income is recognized on the accrual basis. Deferred loan fees and costs are amortized over the loan term based on the level-yield method. Net loan commitment fees are deferred and amortized into fee income on a straight-line basis over the commitment period.
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
March 31, 2013

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
The Corporation accounts for acquired loans, which are recorded at fair value at acquisition, in accordance with Accounting Standards Codifications (ASC) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30). ASC 310-30 allows investors to aggregate loans acquired into loan pools that have common risk characteristics and thereby use a composite interest rate and expectation of cash flows expected to be collected for the loan pools. Under the provisions of ASC 310-30, the Corporation aggregated acquired loans into 14 pools based upon common risk characteristics, including types of loans, commercial type loans with similar risk grades and whether loans were performing or nonperforming. A pool is considered a single unit of accounting for the purposes of applying the guidance prescribed in ASC 310-30. A loan will be removed from a pool of acquired loans only if the loan is sold, foreclosed, paid off or written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and the cash, fair value of the collateral, or other assets received would not affect the effective yield used to recognize the accretable difference on the remaining pool. The Corporation estimated the cash flows expected to be collected over the life of the pools of loans at acquisition, and estimates expected cash flows quarterly thereafter, based on a set of assumptions including expectations as to default rates, prepayment rates and loss severities. The Corporation must make numerous assumptions, interpretations and judgments using internal and third-party credit quality information to determine whether it is probable that the Corporation will be able to collect all contractually required payments. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved.
The calculation of the fair value of the acquired loan pools entails estimating the amount and timing of cash flows attributable to both principal and interest expected to be collected on such loan pools and then discounting those cash flows at market interest rates. The excess of a loan pool's expected cash flows at the acquisition date over its estimated fair value is referred to as the "accretable yield," which is recognized into interest income over the estimated remaining life of the loan pool on a level-yield basis. The difference between a loan pool's contractually required principal and interest payments at the acquisition date and the cash flows expected to be collected at the acquisition date is referred to as the "nonaccretable difference," which includes an estimate of future credit losses expected to be incurred over the estimated life of the loan pool and interest payments that are not expected to be collected. Decreases to the expected cash flows in each loan pool in subsequent periods will require the Corporation to record a provision for loan losses. Improvements in expected cash flows in each loan pool in subsequent periods will result in reversing a portion of the nonaccretable difference, which is then classified as part of the accretable yield and subsequently recognized into interest income over the estimated remaining life of the loan pool.
Loans Modified Under Troubled Debt Restructurings
Loans modified under troubled debt restructurings (TDRs) involve granting a concession to a borrower who is experiencing financial difficulty. Concessions generally include modifications to original loan terms, including changes to a loan’s payment schedule or interest rate, which generally would not otherwise be considered. The Corporation’s loans reported as TDRs consist of originated loans that continue to accrue interest at the loan’s original interest rate as the Corporation expects to collect the remaining principal and interest on the loan. The interest income recognized on TDRs may include accretion of an identified impairment at the time of modification which is attributable to a temporary reduction in the borrower’s interest rate. At the time of modification, a TDR is reported as a nonperforming loan (nonperforming TDR) until a six-month payment history of principal and interest payments, in accordance with the terms of the loan modification, is sustained, at which time the Corporation moves the loan to a performing status (performing TDR). All TDRs are accounted for as impaired loans and are included in the Corporation’s analysis of the allowance for loan losses. The Corporation’s loans reported as TDRs do not include loans that are in a nonaccrual status that have been modified by the Corporation due to the borrower experiencing financial difficulty and for which a concession has been granted, as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these modified loans. A TDR that is in compliance with its modified terms and yields a market rate of interest at the time of a renewal or extension following the completion of the initial modification is no longer reported as a TDR in the first quarter following the calendar year in which the renewal or extension took place.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Loans in the Corporation’s commercial loan portfolio (comprised of commercial, commercial real estate, real estate construction and land development loans) that meet the definition of a TDR generally consist of loans where the Corporation has allowed borrowers to defer scheduled principal payments and make interest-only payments for a specified period of time at the stated interest rate of the original loan agreement or reduced payments due to a moderate extension of the loan’s contractual term. The Corporation does not expect to incur a loss on these loans based on its assessment of the borrowers’ expected cash flows, as the pre- and post-modification effective yields are approximately the same for these loans. Accordingly, no additional provision for loan losses has been recognized related to these loans. Since no loss is expected to be incurred on these loans, the loans accrue interest at the loan’s contractual interest rate. These loans are individually evaluated for impairment and transferred to nonaccrual status if it is probable that any remaining principal and interest payments due on the loans will not be collected in accordance with the modified terms of the loans.
Loans in the Corporation’s consumer loan portfolio (comprised of residential mortgage, consumer installment and home equity loans) that meet the definition of a TDR generally include a concession that reduces a borrower’s monthly payments by decreasing the interest rate charged on the loan for a specified period of time (generally 24 months) under a formal modification agreement. The Corporation recognizes an additional provision for loan losses related to impairment on these loans on an individual basis based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. These loans continue to accrue interest at the loan's effective interest rate, which consists of contractual interest under the terms of the modification agreement in addition to an adjustment for the accretion of computed impairment. These loans are moved to nonaccrual status if they become 90 days past due as to principal or interest, or sooner if conditions warrant.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

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
The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Corporation to record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At March 31, 2013 and December 31, 2012, the Corporation elected the fair value option on all of its loans held-for-sale. The Corporation had not elected the fair value option for any financial assets or liabilities at March 31, 2012.
Share-Based Compensation
The Corporation grants stock options, stock awards, restricted stock performance units and restricted stock service-based units to certain executive and senior management employees. The Corporation accounts for share-based compensation expense using the modified-prospective transition method. Under that method, compensation expense is recognized for stock options based on the estimated grant date fair value as computed using the Black-Scholes option pricing model and the probability of issuance. The Corporation accounts for stock awards based on the closing stock price of the Corporation's common stock on the date of the award. The fair values of both stock options and stock awards are recognized as compensation expense on a straight-line basis over the requisite service period. The Corporation accounts for restricted stock performance units based on the closing stock price of the Corporation's common stock on the date of grant, discounted by the present value of estimated future dividends to be declared over the requisite performance or service period. The fair value of restricted stock performance units is recognized as compensation expense over the expected requisite performance period, or requisite service period for awards with multiple performance and service conditions. The Corporation accounts for restricted stock service-based units based on the closing stock price of the Corporation's common stock on the date of grant, as these awards accrue dividend equivalents equal to the amount of any cash dividends that would have been payable to a shareholder owning the number of shares of the Corporation's common stock represented by the restricted stock service-based units. The fair value of the restricted stock service-based units is recognized as compensation expense over the requisite service period.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

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
On a quarterly basis, management assesses the reasonableness of its estimated annual effective federal tax rate based upon its current best estimate of taxable income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on a quarterly basis, including the need for a valuation allowance for deferred tax assets.
Uncertain income tax positions are evaluated to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50% likely to be realized. Reserves for contingent income tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of audits or examinations. The Corporation had no contingent income tax liabilities recorded at March 31, 2013, December 31, 2012 or March 31, 2012. The tax periods open to examination by the Internal Revenue Service include the calendar years ended December 31, 2012, 2011, 2010 and 2009.
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
In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation’s common stock under a stock repurchase program. In November 2011, the board of directors of the Corporation reaffirmed the stock buy-back authorization with the qualification that the shares may only be repurchased if the share price is below the tangible book value per share of the Corporation’s common stock at the time of the repurchase. Since the January 2008 authorization, no shares have been repurchased. At March 31, 2013, there were 500,000 remaining shares available for repurchase under the Corporation’s stock repurchase programs.
Preferred Stock
On April 20, 2009, the shareholders of the Corporation authorized the board of directors of the Corporation to issue up to 200,000 shares of preferred stock in connection with either an acquisition by the Corporation of an entity that has shares of preferred stock issued and outstanding pursuant to any program established by the United States government or participation by the Corporation in any program established by the United States government. At March 31, 2013, no shares of preferred stock were issued and outstanding.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Adopted Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for interim and annual periods beginning on or after December 15, 2012. The adoption of ASU 2013-02 as of January 1, 2013 did not have a material impact on the Corporation's consolidated financial condition or results of operations.
Pending Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (ASU 2013-04). ASU 2013-04 provides guidance in relation to the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 is effective for interim and annual periods beginning after December 15, 2013 and should be applied retrospectively for all periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of the fiscal year of adoption. The adoption of ASU 2013-04 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.
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
Upon acquisition, the OAK loan portfolio had contractually required principal and interest payments receivable of $683 million and $97 million, respectively, expected principal and interest cash flows of $636 million and $88 million, respectively, and a fair value of $627 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $56 million at the acquisition date, with $47 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $97 million at the acquisition date. The outstanding contractual principal balance and the carrying amount of the acquired loan portfolio were $400 million and $374 million, respectively, at March 31, 2013, compared to $419 million and $393 million, respectively, at December 31, 2012 and $508 million and $473 million, respectively, at March 31, 2012.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Activity for the accretable yield, which includes contractually due interest for acquired loans that have been renewed or extended since the date of acquisition and continue to be accounted for in loan pools in accordance with ASC 310-30, follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$49,390	$68,305
Additions (reductions)*	(491)	4,006
Accretion recognized in interest income	(4,940)	(6,638)
Reclassification from nonaccretable difference	125	—
Balance at end of period	$44,084	$65,673

*
Represents additions of estimated contractual interest expected to be collected from acquired loans being renewed or extended, less reductions in contractual interest resulting from the early payoff of acquired loans.

Note 3: Investment Securities
The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at March 31, 2013, December 31, 2012 and March 31, 2012:

	Investment Securities Available-for-Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
March 31, 2013
Government sponsored agencies	$94,939	$608	$168	$95,379
State and political subdivisions	47,043	2,206	—	49,249
Residential mortgage-backed securities	237,256	1,984	48	239,192
Collateralized mortgage obligations	246,751	1,087	170	247,668
Corporate bonds	65,114	783	349	65,548
Preferred stock	6,144	442	—	6,586
Total	$697,247	$7,110	$735	$703,622
December 31, 2012
Government sponsored agencies	$97,529	$241	$213	$97,557
State and political subdivisions	47,663	2,302	—	49,965
Residential mortgage-backed securities	96,320	3,100	9	99,411
Collateralized mortgage obligations	262,790	984	182	263,592
Corporate bonds	69,788	546	539	69,795
Preferred stock	6,144	345	—	6,489
Total	$580,234	$7,518	$943	$586,809
March 31, 2012
Government sponsored agencies	$77,365	$240	$79	$77,526
State and political subdivisions	41,816	2,240	—	44,056
Residential mortgage-backed securities	107,126	3,938	159	110,905
Collateralized mortgage obligations	355,291	1,356	695	355,952
Corporate bonds	86,547	218	699	86,066
Preferred stock	1,389	113	—	1,502
Total	$669,534	$8,105	$1,632	$676,007

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

	Investment Securities Held-to-Maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
March 31, 2013
State and political subdivisions	$247,249	$10,002	$1,886	$255,365
Trust preferred securities	10,500	—	4,460	6,040
Total	$257,749	$10,002	$6,346	$261,405
December 31, 2012
State and political subdivisions	$219,477	$8,087	$3,367	$224,197
Trust preferred securities	10,500	—	4,775	5,725
Total	$229,977	$8,087	$8,142	$229,922
March 31, 2012
State and political subdivisions	$180,797	$7,449	$549	$187,697
Trust preferred securities	10,500	—	5,825	4,675
Total	$191,297	$7,449	$6,374	$192,372
The majority of the Corporation’s residential mortgage-backed securities and collateralized mortgage obligations are backed by a U.S. government agency (Government National Mortgage Association) or a government sponsored enterprise (Federal Home Loan Mortgage Corporation or Federal National Mortgage Association).
At March 31, 2013, the Corporation held $10.5 million of trust preferred investment securities that were recorded as held-to-maturity, with $10.0 million of these securities representing a 100% interest in a trust preferred investment security of a small non-public bank holding company in Michigan that has been assessed by the Corporation as financially strong. The remaining $0.5 million represents a 10% interest in another trust preferred investment security of a small non-public bank holding company located in Michigan that was categorized as well-capitalized under regulatory guidelines at March 31, 2013.
At March 31, 2013, it was the Corporation’s opinion that the market for trust preferred investment securities was not active, and thus, in accordance with GAAP, when there is a significant decrease in the volume and activity for an asset or liability in relation to normal market activity, adjustments to transaction or quoted prices may be necessary or a change in valuation technique or multiple valuation techniques may be appropriate. The Corporation obtained pricing information for its trust preferred investment securities from an independent third-party pricing source. The pricing information was based on both observable inputs and appropriate risk adjustments that market participants would make for nonperformance, illiquidity and issuer specifics such as size, leverage position and location. The observable inputs were based on the existing market and insight into appropriate rate of return adjustments that market participants would require for the additional risk associated with a single issue investment security of this nature. Based on the information obtained from the independent third-party pricing source, the Corporation calculated a fair value at March 31, 2013 of $5.8 million on its $10.0 million trust preferred investment security and $0.2 million on its $0.5 million trust preferred investment security, resulting in a combined unrealized loss of $4.5 million at that date. At March 31, 2013, the Corporation concluded that the $4.5 million of combined unrealized loss on the trust preferred investment securities was temporary in nature.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

The following is a summary of the amortized cost and fair value of investment securities at March 31, 2013, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

	March 31, 2013
	Amortized Cost	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$111,238	$112,000
Due after one year through five years	110,514	112,051
Due after five years through ten years	351,441	353,879
Due after ten years	117,910	119,106
Preferred stock	6,144	6,586
Total	$697,247	$703,622
Investment Securities Held-to-Maturity:
Due in one year or less	$37,103	$37,168
Due after one year through five years	103,486	106,000
Due after five years through ten years	78,048	82,248
Due after ten years	39,112	35,989
Total	$257,749	$261,405
The following schedule summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized losses at March 31, 2013, December 31, 2012 and March 31, 2012, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
March 31, 2013
Government sponsored agencies	$17,281	$168	$—	$—	$17,281	$168
State and political subdivisions	73,880	1,667	10,685	219	84,565	1,886
Residential mortgage-backed securities	86,179	45	374	3	86,553	48
Collateralized mortgage obligations	27,802	133	8,560	37	36,362	170
Corporate bonds	—	—	19,651	349	19,651	349
Trust preferred securities	—	—	6,040	4,460	6,040	4,460
Total	$205,142	$2,013	$45,310	$5,068	$250,452	$7,081
December 31, 2012
Government sponsored agencies	$46,103	$213	$—	$—	$46,103	$213
State and political subdivisions	70,675	2,257	8,046	1,110	78,721	3,367
Residential mortgage-backed securities	273	1	1,305	8	1,578	9
Collateralized mortgage obligations	19,331	10	36,835	172	56,166	182
Corporate bonds	4,747	253	34,707	286	39,454	539
Trust preferred securities	—	—	5,725	4,775	5,725	4,775
Total	$141,129	$2,734	$86,618	$6,351	$227,747	$9,085
March 31, 2012
Government sponsored agencies	$19,205	$54	$9,897	$25	$29,102	$79
State and political subdivisions	26,775	525	3,956	24	30,731	549
Residential mortgage-backed securities	32	1	20,630	158	20,662	159
Collateralized mortgage obligations	79,386	448	39,597	247	118,983	695
Corporate bonds	29,598	392	14,693	307	44,291	699
Trust preferred securities	—	—	4,675	5,825	4,675	5,825
Total	$154,996	$1,420	$93,448	$6,586	$248,444	$8,006

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security, as of March 31, 2013, represented an other-than-temporary impairment (OTTI). Management believed that the unrealized losses on investment securities at March 31, 2013 were temporary in nature and due primarily to changes in interest rates, increased credit spreads and reduced market liquidity and not as a result of credit-related issues. Unrealized losses of $4.5 million in the trust preferred securities portfolio, related to trust preferred securities of two well-capitalized bank holding companies in Michigan, were attributable to illiquidity in certain financial markets. The Corporation performed an analysis of the creditworthiness of these issuers and concluded that, at March 31, 2013, the Corporation expected to recover the entire amortized cost basis of these investment securities.
At March 31, 2013, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, at March 31, 2013, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. However, there is no assurance that OTTI may not occur in the future.
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
Land development — Secured development loans made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date. Land development loans at March 31, 2013, December 31, 2012 and March 31, 2012 were primarily comprised of loans to develop residential properties.
Residential mortgage — Loans secured by one- to four-family residential properties, generally with fixed interest rates for periods of fifteen years or less. The loan-to-value ratio at the time of origination is generally 80% or less. Residential mortgage loans with a loan-to-value ratio of more than 80% generally require private mortgage insurance.
Consumer installment — Loans to consumers primarily for the purpose of acquiring automobiles, recreational vehicles and personal watercraft. These loans consist of relatively small amounts that are spread across many individual borrowers.
Home equity — Loans and lines of credit whereby consumers utilize equity in their personal residence, generally through a second mortgage, as collateral to secure the loan.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Commercial, commercial real estate, real estate construction and land development loans are referred to as the Corporation’s commercial loan portfolio, while residential mortgage, consumer installment and home equity loans are referred to as the Corporation’s consumer loan portfolio. A summary of loans follows:

	March 31, 2013	December 31, 2012	March 31, 2012
	(In thousands)
Commercial loan portfolio:
Commercial	$1,038,115	$1,002,722	$903,935
Commercial real estate	1,162,383	1,161,861	1,095,793
Real estate construction	65,367	62,689	56,906
Land development	32,640	37,548	44,251
Subtotal	2,298,505	2,264,820	2,100,885
Consumer loan portfolio:
Residential mortgage	872,454	883,835	861,301
Consumer installment	540,216	546,036	480,622
Home equity	474,086	473,044	400,290
Subtotal	1,886,756	1,902,915	1,742,213
Total loans	$4,185,261	$4,167,735	$3,843,098
Credit Quality Monitoring
The Corporation maintains loan policies and credit underwriting standards as part of the process of managing credit risk. These standards include making loans generally only within the Corporation’s market areas. The Corporation’s lending markets generally consist of communities across the lower peninsula of Michigan, except for the southeastern portion of Michigan. The Corporation has no foreign loans.
The Corporation has a commercial loan portfolio approval process involving underwriting and individual and group loan approval authorities to consider credit quality and loss exposure at loan origination. The loans in the Corporation’s commercial loan portfolio are risk rated at origination based on the grading system set forth below. The approval authority of relationship managers is established based on experience levels, with credit decisions greater than $1.0 million requiring group loan authority approval, except for four executive and senior officers who have varying limits exceeding $1.5 million and up to $3.5 million. With respect to the group loan authorities, the Corporation has a loan committee, consisting of certain executive and senior officers, that meets weekly to consider loans ranging in amounts from $1.0 million to $5.0 million, depending on risk rating and credit action required. A directors’ loan committee, consisting of ten members of the board of directors, including the chief executive officer and senior credit officer, meets bi-weekly to consider loans in amounts over $5.0 million, and certain loans under $5.0 million depending on a loan’s risk rating and credit action required. Loans over $10.0 million require majority approval of the full board of directors.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Credit Quality Indicators
Commercial Loan Portfolio
The Corporation uses a nine grade risk rating system to monitor the ongoing credit quality of its commercial loan portfolio. These loan grades rank the credit quality of a borrower by measuring liquidity, debt capacity, coverage and payment behavior as shown in the borrower’s financial statements. The loan grades also measure the quality of the borrower’s management and the repayment support offered by any guarantors. A summary of the Corporation’s loan grades (or characteristics of the loans within each grade) follows:
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

The following schedule presents the recorded investment of loans in the commercial loan portfolio by risk rating categories at March 31, 2013, December 31, 2012 and March 31, 2012:

	Commercial	Real Estate Commercial	Real Estate Construction	Land Development	Total
	(In thousands)
March 31, 2013
Originated Portfolio:
Risk Grades 1-5	$868,683	$858,484	$50,601	$11,720	$1,789,488
Risk Grade 6	28,037	44,603	59	434	73,133
Risk Grade 7	26,040	29,359	1,020	5,754	62,173
Risk Grade 8	10,471	34,170	168	4,105	48,914
Risk Grade 9	1,715	1,679	—	—	3,394
Subtotal	934,946	968,295	51,848	22,013	1,977,102
Acquired Portfolio:
Risk Grades 1-5	93,560	176,523	13,519	7,783	291,385
Risk Grade 6	6,870	5,035	—	242	12,147
Risk Grade 7	874	11,146	—	—	12,020
Risk Grade 8	1,865	1,384	—	2,602	5,851
Risk Grade 9	—	—	—	—	—
Subtotal	103,169	194,088	13,519	10,627	321,403
Total	$1,038,115	$1,162,383	$65,367	$32,640	$2,298,505
December 31, 2012
Originated Portfolio:
Risk Grades 1-5	$827,112	$846,901	$47,847	$15,010	$1,736,870
Risk Grade 6	38,066	45,261	59	497	83,883
Risk Grade 7	16,831	26,343	—	6,367	49,541
Risk Grade 8	12,540	33,345	1,217	4,184	51,286
Risk Grade 9	2,061	4,315	—	—	6,376
Subtotal	896,610	956,165	49,123	26,058	1,927,956
Acquired Portfolio:
Risk Grades 1-5	93,281	188,499	13,566	8,419	303,765
Risk Grade 6	8,225	5,900	—	237	14,362
Risk Grade 7	2,169	9,677	—	—	11,846
Risk Grade 8	2,437	1,620	—	2,834	6,891
Risk Grade 9	—	—	—	—	—
Subtotal	106,112	205,696	13,566	11,490	336,864
Total	$1,002,722	$1,161,861	$62,689	$37,548	$2,264,820
March 31, 2012
Originated Portfolio:
Risk Grades 1-5	$715,244	$729,709	$38,133	$16,782	$1,499,868
Risk Grade 6	23,995	31,818	—	4,119	59,932
Risk Grade 7	23,119	41,963	539	6,799	72,420
Risk Grade 8	10,836	43,319	61	2,426	56,642
Risk Grade 9	607	3,551	—	1,322	5,480
Subtotal	773,801	850,360	38,733	31,448	1,694,342
Acquired Portfolio:
Risk Grades 1-5	109,109	219,944	18,173	9,304	356,530
Risk Grade 6	11,529	14,149	—	—	25,678
Risk Grade 7	2,559	10,284	—	412	13,255
Risk Grade 8	6,937	1,056	—	3,087	11,080
Risk Grade 9	—	—	—	—	—
Subtotal	130,134	245,433	18,173	12,803	406,543
Total	$903,935	$1,095,793	$56,906	$44,251	$2,100,885

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Consumer Loan Portfolio
The Corporation evaluates the credit quality of loans in the consumer loan portfolio based on the performing or nonperforming status of the loan. Loans in the consumer loan portfolio that are performing in accordance with original contractual terms and are less than 90 days past due and accruing interest are considered to be in a performing status, while those that are in nonaccrual status, contractually past due 90 days or more as to interest or principal payments or classified as a nonperforming TDR are considered to be in a nonperforming status. Loans in the consumer loan portfolio that are reported as TDRs are considered in a nonperforming status until they meet the Corporation’s definition of a performing TDR, at which time they are considered in a performing status.
The following schedule presents the recorded investment of loans in the consumer loan portfolio based on loans in a performing status and loans in a nonperforming status at March 31, 2013, December 31, 2012 and March 31, 2012:

	Residential Mortgage	Consumer Installment	Home Equity	Total Consumer
	(In thousands)
March 31, 2013
Originated Loans:
Performing	$844,240	$537,817	$432,489	$1,814,546
Nonperforming	14,931	699	3,711	19,341
Subtotal	859,171	538,516	436,200	1,833,887
Acquired Loans:
Performing	13,283	1,700	37,724	52,707
Nonperforming	—	—	162	162
Subtotal	13,283	1,700	37,886	52,869
Total	$872,454	$540,216	$474,086	$1,886,756
December 31, 2012
Originated Loans:
Performing	$854,882	$543,339	$429,734	$1,827,955
Nonperforming	14,988	739	3,502	19,229
Subtotal	869,870	544,078	433,236	1,847,184
Acquired Loans:
Performing	13,843	1,958	39,637	55,438
Nonperforming	122	—	171	293
Subtotal	13,965	1,958	39,808	55,731
Total	$883,835	$546,036	$473,044	$1,902,915
March 31, 2012
Originated Loans:
Performing	$824,323	$476,610	$350,916	$1,651,849
Nonperforming	18,511	1,278	4,299	24,088
Subtotal	842,834	477,888	355,215	1,675,937
Acquired Loans:
Performing	17,459	2,734	44,571	64,764
Nonperforming	1,008	—	504	1,512
Subtotal	18,467	2,734	45,075	66,276
Total	$861,301	$480,622	$400,290	$1,742,213

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Nonperforming Loans
A summary of nonperforming loans follows:

	March 31, 2013	December 31, 2012	March 31, 2012
	(In thousands)
Nonaccrual loans:
Commercial	$12,186	$14,601	$11,443
Commercial real estate	35,849	37,660	46,870
Real estate construction	168	1,217	61
Land development	4,105	4,184	3,748
Residential mortgage	10,407	10,164	12,687
Consumer installment	699	739	1,278
Home equity	2,837	2,733	3,066
Total nonaccrual loans	66,251	71,298	79,153
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	4	—	1,005
Commercial real estate	177	87	75
Real estate construction	—	—	—
Land development	—	—	—
Residential mortgage	196	1,503	333
Consumer installment	—	—	—
Home equity	874	769	1,233
Total accruing loans contractually past due 90 days or more as to interest or principal payments	1,251	2,359	2,646
Nonperforming TDRs:
Commercial loan portfolio	14,587	13,876	11,258
Consumer loan portfolio	4,328	3,321	5,491
Total nonperforming TDRs	18,915	17,197	16,749
Total nonperforming loans	$86,417	$90,854	$98,548
The Corporation’s loans reported as TDRs do not include loans that are in a nonaccrual status that have been modified by the Corporation due to the borrower experiencing financial difficulty and for which a concession has been granted, as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these modified loans. The Corporation’s nonaccrual loans at March 31, 2013, December 31, 2012 and March 31, 2012 included $47.0 million, $47.5 million and $38.6 million, respectively, of these modified loans.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Impaired Loans
The following schedule presents impaired loans by classes of loans at March 31, 2013, December 31, 2012 and March 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
March 31, 2013
Impaired loans with a valuation allowance:
Commercial	$4,347	$4,931	$1,629
Commercial real estate	12,876	13,045	3,893
Residential mortgage	17,296	17,296	662
Subtotal	34,519	35,272	6,184
Impaired loans with no related valuation allowance:
Commercial	21,565	26,737	—
Commercial real estate	42,852	56,259	—
Real estate construction	372	442	—
Land development	11,247	15,510	—
Residential mortgage	10,407	10,407	—
Consumer installment	699	699	—
Home equity	2,837	2,837	—
Subtotal	89,979	112,891	—
Total impaired loans:
Commercial	25,912	31,668	1,629
Commercial real estate	55,728	69,304	3,893
Real estate construction	372	442	—
Land development	11,247	15,510	—
Residential mortgage	27,703	27,703	662
Consumer installment	699	699	—
Home equity	2,837	2,837	—
Total	$124,498	$148,163	$6,184
December 31, 2012
Impaired loans with a valuation allowance:
Commercial	$6,368	$6,818	$1,966
Commercial real estate	17,267	17,607	5,359
Real estate construction	171	171	75
Land development	254	254	50
Residential mortgage	18,901	18,901	658
Subtotal	42,961	43,751	8,108
Impaired loans with no related valuation allowance:
Commercial	23,230	27,959	—
Commercial real estate	37,223	48,531	—
Real estate construction	1,046	1,116	—
Land development	10,867	15,112	—
Residential mortgage	10,164	10,164	—
Consumer installment	739	739	—
Home equity	2,733	2,733	—
Subtotal	86,002	106,354	—
Total impaired loans:
Commercial	29,598	34,777	1,966
Commercial real estate	54,490	66,138	5,359
Real estate construction	1,217	1,287	75
Land development	11,121	15,366	50
Residential mortgage	29,065	29,065	658
Consumer installment	739	739	—
Home equity	2,733	2,733	—
Total	$128,963	$150,105	$8,108

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
March 31, 2012
Impaired loans with a valuation allowance:
Commercial	$7,039	$7,980	$1,936
Commercial real estate	22,714	23,450	6,913
Land development	1,158	1,164	328
Residential mortgage	24,147	24,147	710
Subtotal	55,058	56,741	9,887
Impaired loans with no related valuation allowance:
Commercial	19,832	28,011	—
Commercial real estate	38,884	52,659	—
Real estate construction	61	61	—
Land development	7,708	12,739	—
Residential mortgage	12,687	12,687	—
Consumer installment	1,278	1,278	—
Home equity	3,066	3,066	—
Subtotal	83,516	110,501	—
Total impaired loans:
Commercial	26,871	35,991	1,936
Commercial real estate	61,598	76,109	6,913
Real estate construction	61	61	—
Land development	8,866	13,903	328
Residential mortgage	36,834	36,834	710
Consumer installment	1,278	1,278	—
Home equity	3,066	3,066	—
Total	$138,574	$167,242	$9,887
The difference between an impaired loan’s recorded investment and the unpaid principal balance represents either (i) for originated loans, a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management’s assessment that full collection of the loan balance is not likely or (ii) for acquired loans that meet the definition of an impaired loan, fair value adjustments recognized at the acquisition date attributable to expected credit losses and the discounting of expected cash flows at market interest rates. The difference between the recorded investment and the unpaid principal balance of $23.7 million, $21.1 million and $28.7 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively, includes confirmed losses (partial charge-offs) of $19.9 million, $17.3 million and $19.9 million, respectively, and fair value discount adjustments of $3.8 million, $3.8 million and $8.8 million, respectively.
Impaired loans included $8.6 million, $9.1 million and $15.5 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively, of acquired loans that were not performing in accordance with original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loans. Impaired loans also included $30.7 million, $31.4 million and $27.2 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively, of performing TDRs.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

The following schedule presents information related to impaired loans for the three months ended March 31, 2013 and 2012:

	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Three Months Ended March 31, 2013
Commercial	$26,953	$193
Commercial real estate	56,745	288
Real estate construction	363	2
Land development	10,914	91
Residential mortgage	28,920	295
Consumer installment	719	—
Home equity	2,962	—
Total	$127,576	$869

Three Months Ended March 31, 2012
Commercial	$26,096	$174
Commercial real estate	62,015	228
Real estate construction	64	—
Land development	7,727	72
Residential mortgage	37,629	393
Consumer installment	1,538	—
Home equity	2,824	—
Total	$137,893	$867
The following schedule presents the aging status of the recorded investment in loans by classes of loans at March 31, 2013, December 31, 2012 and March 31, 2012:

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Non-accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
March 31, 2013
Originated Portfolio:
Commercial	$7,948	$1,664	$4	$12,186	$21,802	$913,144	$934,946
Commercial real estate	9,195	2,541	177	35,849	47,762	920,533	968,295
Real estate construction	—	—	—	168	168	51,680	51,848
Land development	927	—	—	4,105	5,032	16,981	22,013
Residential mortgage	2,605	831	196	10,407	14,039	845,132	859,171
Consumer installment	2,038	524	—	699	3,261	535,255	538,516
Home equity	1,374	235	874	2,837	5,320	430,880	436,200
Total	$24,087	$5,795	$1,251	$66,251	$97,384	$3,713,605	$3,810,989
Acquired Portfolio:
Commercial	$191	$—	$2,504	$—	$2,695	$100,474	$103,169
Commercial real estate	479	157	3,341	—	3,977	190,111	194,088
Real estate construction	—	—	—	—	—	13,519	13,519
Land development	—	—	2,602	—	2,602	8,025	10,627
Residential mortgage	405	—	—	—	405	12,878	13,283
Consumer installment	34	33	—	—	67	1,633	1,700
Home equity	154	—	162	—	316	37,570	37,886
Total	$1,263	$190	$8,609	$—	$10,062	$364,210	$374,272

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Non-accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
December 31, 2012
Originated Portfolio:
Commercial	$3,999	$730	$—	$14,601	$19,330	$877,280	$896,610
Commercial real estate	5,852	2,089	87	37,660	45,688	910,477	956,165
Real estate construction	—	—	—	1,217	1,217	47,906	49,123
Land development	—	—	—	4,184	4,184	21,874	26,058
Residential mortgage	3,161	55	1,503	10,164	14,883	854,987	869,870
Consumer installment	2,415	378	—	739	3,532	540,546	544,078
Home equity	1,618	427	769	2,733	5,547	427,689	433,236
Total	$17,045	$3,679	$2,359	$71,298	$94,381	$3,680,759	$3,775,140
Acquired Portfolio:
Commercial	$—	$—	$2,834	$—	$2,834	$103,278	$106,112
Commercial real estate	287	15	3,139	—	3,441	202,255	205,696
Real estate construction	—	—	—	—	—	13,566	13,566
Land development	—	—	2,834	—	2,834	8,656	11,490
Residential mortgage	123	—	122	—	245	13,720	13,965
Consumer installment	10	—	—	—	10	1,948	1,958
Home equity	205	—	170	—	375	39,433	39,808
Total	$625	$15	$9,099	$—	$9,739	$382,856	$392,595
March 31, 2012
Originated Portfolio:
Commercial	$3,655	$1,793	$1,005	$11,443	$17,896	$755,905	$773,801
Commercial real estate	4,632	4,436	75	46,870	56,013	794,347	850,360
Real estate construction	—	—	—	61	61	38,672	38,733
Land development	—	—	—	3,748	3,748	27,700	31,448
Residential mortgage	2,039	1,314	333	12,687	16,373	826,461	842,834
Consumer installment	2,519	410	—	1,278	4,207	473,681	477,888
Home equity	1,514	305	1,233	3,066	6,118	349,097	355,215
Total	$14,359	$8,258	$2,646	$79,153	$104,416	$3,265,863	$3,370,279
Acquired Portfolio:
Commercial	$—	$150	$7,147	$—	$7,297	$122,837	$130,134
Commercial real estate	—	—	3,474	—	3,474	241,959	245,433
Real estate construction	—	—	—	—	—	18,173	18,173
Land development	—	—	3,362	—	3,362	9,441	12,803
Residential mortgage	85	—	1,008	—	1,093	17,374	18,467
Consumer installment	17	3	—	—	20	2,714	2,734
Home equity	98	43	504	—	645	44,430	45,075
Total	$200	$196	$15,495	$—	$15,891	$456,928	$472,819

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Loans Modified Under Troubled Debt Restructurings (TDRs)
The following schedule presents the Corporation’s TDRs at March 31, 2013, December 31, 2012 and March 31, 2012:

	Performing	Nonperforming	Total
	(In thousands)
March 31, 2013
Commercial loan portfolio	$17,755	$14,587	$32,342
Consumer loan portfolio	12,968	4,328	17,296
Total	$30,723	$18,915	$49,638
December 31, 2012
Commercial loan portfolio	$15,789	$13,876	$29,665
Consumer loan portfolio	15,580	3,321	18,901
Total	$31,369	$17,197	$48,566
March 31, 2012
Commercial loan portfolio	$8,521	$11,258	$19,779
Consumer loan portfolio	18,656	5,491	24,147
Total	$27,177	$16,749	$43,926
The following schedule provides information on loans reported as performing and nonperforming TDRs that were modified during the three months ended March 31, 2013 and 2012:

	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Three Months Ended March 31, 2013
Commercial loan portfolio:
Commercial	3	$458	$458
Commercial real estate	3	2,174	2,174
Land development	1	262	262
Subtotal – commercial loan portfolio	7	2,894	2,894
Consumer loan portfolio (residential mortgage)	16	1,249	1,214
Total	23	$4,143	$4,108

Three Months Ended March 31, 2012
Commercial loan portfolio:
Commercial	5	$1,262	$1,262
Commercial real estate	5	1,529	1,529
Land development	1	1,638	1,638
Subtotal – commercial loan portfolio	11	4,429	4,429
Consumer loan portfolio (residential mortgage)	20	3,154	3,061
Total	31	$7,583	$7,490
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

The following schedule includes loans reported as performing and nonperforming TDRs at March 31, 2013 and 2012, and TDRs that were transferred to nonaccrual status during the three months ended March 31, 2013 and 2012, for which there was a payment default during the three months ended March 31, 2013 and 2012, whereby the borrower was past due with respect to principal and/or interest for 90 days or more, and the loan became a TDR during the twelve-month period prior to the default:

	Number of Loans	Principal Balance at End of Period
	(Dollars in thousands)
Three Months Ended March 31, 2013
Commercial loan portfolio (commercial)	1	$434
Consumer loan portfolio (residential mortgage)	3	369
Total	4	$803
Three Months Ended March 31, 2012
Commercial loan portfolio:
Commercial	1	$60
Commercial real estate	1	768
Subtotal – commercial loan portfolio	2	828
Consumer loan portfolio (residential mortgage)	2	214
Total	4	$1,042
Allowance for Loan Losses
The following schedule presents, by loan portfolio segment, the changes in the allowance for the three months ended March 31, 2013 and details regarding the balance in the allowance and the recorded investment in loans at March 31, 2013 by impairment evaluation method.

	Commercial Loan Portfolio	Consumer Loan Portfolio	Unallocated	Total
	(In thousands)
Changes in allowance for loan losses for the three months ended March 31, 2013:
Beginning balance	$49,975	$29,333	$5,183	$84,491
Provision for loan losses	2,437	871	(308)	3,000
Charge-offs	(3,516)	(1,958)	—	(5,474)
Recoveries	211	606	—	817
Ending balance	$49,107	$28,852	$4,875	$82,834
Allowance for loan losses balance at March 31, 2013 attributable to:
Loans individually evaluated for impairment	$5,522	$662	$—	$6,184
Loans collectively evaluated for impairment	43,585	27,690	4,875	76,150
Loans acquired with deteriorated credit quality	—	500	—	500
Total	$49,107	$28,852	$4,875	$82,834
Recorded investment (loan balance) at March 31, 2013:
Loans individually evaluated for impairment	$84,650	$17,296	$—	$101,946
Loans collectively evaluated for impairment	1,892,452	1,816,591	—	3,709,043
Loans acquired with deteriorated credit quality	321,403	52,869	—	374,272
Total	$2,298,505	$1,886,756	$—	$4,185,261

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

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
The allowance attributable to acquired loans of $0.5 million at both March 31, 2013 and December 31, 2012 was primarily attributable to two consumer loan pools in the acquired loan portfolio experiencing a decline in expected cash flows. The allowance attributable to acquired loans of $2.2 million at March 31, 2012 was primarily attributable to one of the commercial loan pools in the acquired loan portfolio experiencing a decline in expected cash flows. There were no material changes in expected cash flows for the remaining acquired loan pools at March 31, 2013, December 31, 2012 or March 31, 2012.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Note 5: Intangible Assets
The Corporation has the following types of intangible assets: goodwill, core deposit intangible assets and mortgage servicing rights (MSRs). Goodwill and core deposit intangible assets arose as the result of business combinations or other acquisitions. MSRs arose as a result of selling residential mortgage loans in the secondary market while retaining the right to service these loans and receive servicing income over the life of the loan. Amortization is recorded on the core deposit intangible assets and MSRs. Goodwill is not amortized but is evaluated at least annually for impairment. The Corporation’s most recent annual goodwill impairment test was performed as of October 31, 2012, and no impairment existed for the Corporation’s goodwill at that date. No triggering events have occurred since the most recent annual goodwill impairment review that would require an interim valuation.
The following table shows the net carrying value of the Corporation’s intangible assets:

	March 31, 2013	December 31, 2012	March 31, 2012
	(In thousands)
Goodwill	$120,164	$120,164	$113,414
Other intangible assets:
Core deposit intangible assets	$11,417	$11,910	$7,512
Mortgage servicing rights	3,485	3,478	3,427
Total other intangible assets	$14,902	$15,388	$10,939
The following table sets forth the carrying amount, accumulated amortization and amortization expense of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:

	March 31, 2013	December 31, 2012	March 31, 2012
	(In thousands)
Gross original amount	$18,659	$18,659	$26,468
Accumulated amortization	7,242	6,749	18,956
Carrying amount	$11,417	$11,910	$7,512
Amortization expense for the three months ended March 31	$493		$367
At March 31, 2013, the remaining amortization expense on core deposit intangible assets that existed as of that date was estimated as follows: 2013 — $1.4 million; 2014 — $1.8 million; 2015 — $1.7 million; 2016 — $1.5 million; 2017 — $1.2 million; 2018 and thereafter — $3.8 million.
The following shows the net carrying value and fair value of MSRs and the total loans that the Corporation is servicing for others:

	March 31, 2013	December 31, 2012	March 31, 2012
	(In thousands)
Net carrying value of MSRs	$3,485	$3,478	$3,427
Fair value of MSRs	$5,326	$4,716	$5,158
Loans serviced for others that have servicing rights capitalized	$907,823	$906,314	$904,191
The following table shows the activity for capitalized MSRs:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$3,478	$3,593
Additions	515	534
Amortization	(508)	(700)
Balance at end of period	$3,485	$3,427
There was no impairment valuation allowance recorded on MSRs as of March 31, 2013, December 31, 2012 or March 31, 2012.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Note 6: Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of related tax benefit/expense, were as follows:

	March 31, 2013	December 31, 2012	March 31, 2012
	(In thousands)
Net unrealized gains on investment securities – available-for-sale, net of related tax expense of $2,232 at March 31, 2013, $2,301 at December 31, 2012 and $2,265 at March 31, 2012	$4,143	$4,274	$4,208
Pension and other postretirement benefits adjustment, net of related tax benefit of $18,726 at March 31, 2013, $19,058 at December 31, 2012 and $15,249 at March 31, 2012	(34,777)	(35,393)	(28,319)
Accumulated other comprehensive loss	$(30,634)	$(31,119)	$(24,111)
Note 7: Regulatory Capital
Federal and state banking regulations place certain restrictions on the transfer of assets, in the form of dividends, loans, or advances, from Chemical Bank to the Corporation. As of March 31, 2013, substantially all of the assets of Chemical Bank were restricted from transfer to the Corporation in the form of loans or advances. Dividends from Chemical Bank are the principal source of funds for the Corporation. At March 31, 2013, Chemical Bank could pay dividends of up to $57.2 million, based on net income less dividends for the current and prior two calendar years, without regulatory approval.
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
Quantitative measures established by regulation to ensure capital adequacy require minimum ratios of Tier 1 capital to average assets (Leverage Ratio) and Tier 1 and Total capital to risk-weighted assets. These capital guidelines assign risk weights to on- and off- balance sheet items in arriving at total risk-weighted assets. Minimum capital levels are based upon the perceived risk of various asset categories and certain off-balance sheet instruments. Risk weighted assets totaled $4.22 billion, $4.18 billion and $3.87 billion at March 31, 2013, December 31, 2012 and March 31, 2012, respectively.
At March 31, 2013, December 31, 2012 and March 31, 2012, Chemical Bank’s capital ratios exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.” Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

The summary below compares the Corporation’s and Chemical Bank’s actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
March 31, 2013
Total Capital to Risk-Weighted Assets:
Corporation	$561,092	13.3%	$337,508	8.0%	N/A	N/A
Chemical Bank	545,361	13.0	336,576	8.0	$420,720	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	507,985	12.0	168,754	4.0	N/A	N/A
Chemical Bank	492,398	11.7	168,288	4.0	252,432	6.0
Leverage Ratio:
Corporation	507,985	8.8	230,992	4.0	N/A	N/A
Chemical Bank	492,398	8.5	230,544	4.0	288,179	5.0
December 31, 2012
Total Capital to Risk-Weighted Assets:
Corporation	$552,171	13.2%	$334,140	8.0%	N/A	N/A
Chemical Bank	536,223	12.9	333,195	8.0	$416,494	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	499,563	12.0	167,070	4.0	N/A	N/A
Chemical Bank	483,761	11.6	166,598	4.0	249,896	6.0
Leverage Ratio:
Corporation	499,563	9.2	217,145	4.0	N/A	N/A
Chemical Bank	483,761	8.9	216,784	4.0	270,980	5.0
March 31, 2012
Total Capital to Risk-Weighted Assets:
Corporation	$528,910	13.7%	$309,209	8.0%	N/A	N/A
Chemical Bank	522,775	13.5	309,024	8.0	$386,280	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	480,109	12.4	154,605	4.0	N/A	N/A
Chemical Bank	474,002	12.3	154,512	4.0	231,768	6.0
Leverage Ratio:
Corporation	481,109	9.1	210,126	4.0	N/A	N/A
Chemical Bank	474,002	9.0	210,055	4.0	262,569	5.0
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
March 31, 2013

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
The carrying amounts reported in the consolidated statements of financial position at March 31, 2013 and December 31, 2012 for loans held-for-sale is at fair value, as the Corporation elected the fair value option for all residential mortgage loans held-for-sale originated on or after July 1, 2012. The fair values of loans held-for-sale are based on the market price for similar loans sold in the secondary market, and therefore, are classified as Level 2 valuations.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Disclosure of Recurring Basis Fair Value Measurements
For assets measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets were as follows:

	Fair Value Measurements – Recurring Basis
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
March 31, 2013
Investment securities – available-for-sale:
Government sponsored agencies	$—	$95,379	$—	$95,379
State and political subdivisions	—	49,249	—	49,249
Residential mortgage-backed securities	—	239,192	—	239,192
Collateralized mortgage obligations	—	247,668	—	247,668
Corporate bonds	—	65,548	—	65,548
Preferred stock	—	1,831	—	1,831
Total investment securities – available-for-sale	—	698,867	—	698,867
Loans held-for-sale	—	14,850	—	14,850
Total assets measured at fair value on a recurring basis	$—	$713,717	$—	$713,717
December 31, 2012
Investment securities – available-for-sale:
Government sponsored agencies	$—	$97,557	$—	$97,557
State and political subdivisions	—	49,965	—	49,965
Residential mortgage-backed securities	—	99,411	—	99,411
Collateralized mortgage obligations	—	263,592	—	263,592
Corporate bonds	—	69,795	—	69,795
Preferred stock	—	1,734	—	1,734
Total investment securities – available-for-sale	—	582,054	—	582,054
Loans held-for-sale	—	17,665	—	17,665
Total assets measured at fair value on a recurring basis	$—	$599,719	$—	$599,719
March 31, 2012
Investment securities – available-for-sale:
Government sponsored agencies	$—	$77,526	$—	$77,526
State and political subdivisions	—	44,056	—	44,056
Residential mortgage-backed securities	—	110,905	—	110,905
Collateralized mortgage obligations	—	355,952	—	355,952
Corporate bonds	—	86,066	—	86,066
Preferred stock	—	1,502	—	1,502
Total investment securities – available-for-sale	$—	$676,007	$—	$676,007
There were no liabilities recorded at fair value on a recurring basis at March 31, 2013, December 31, 2012 or March 31, 2012.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

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
Goodwill is subject to impairment testing on an annual basis. The assessment of goodwill for impairment requires a significant degree of judgment. In the event the assessment indicates that it is more-likely-than-not that the fair value is less than the carrying value, the asset is considered impaired and recorded at fair value. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At March 31, 2013, December 31, 2012 and March 31, 2012, no goodwill was impaired, and therefore, goodwill was not recorded at fair value on a nonrecurring basis.
Other intangible assets consist of core deposit intangible assets and MSRs. These items are both recorded at fair value when initially recorded. Subsequently, core deposit intangible assets are amortized primarily on an accelerated basis over periods ranging from ten to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. The fair value of MSRs is initially estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, as determined by the model, through a valuation allowance. The Corporation classifies MSRs subject to nonrecurring fair value measurements as Level 3 valuations. At March 31, 2013, December 31, 2012 and March 31, 2012, there was no impairment identified for core deposit intangible assets or MSRs and, therefore, no other intangible assets were recorded at fair value on a nonrecurring basis.
The carrying amounts for other real estate (ORE) and repossessed assets (RA) are reported in the consolidated statements of financial position under “Interest receivable and other assets.” ORE and RA include real estate and other types of assets repossessed by the Corporation. ORE and RA are recorded at the lower of cost or fair value upon the transfer of a loan to ORE or RA and, subsequently, ORE and RA continue to be measured and carried at the lower of cost or fair value. Fair value is based upon independent market prices, appraised values of the property or management’s estimation of the value of the property. The Corporation records ORE and RA as Level 3 valuations as management generally determines that the fair value of the property is impaired below the appraised value. When management determines the fair value of the property is further impaired below appraised value, discount factors ranging between 70% and 75% of the appraised value are used depending on the nature of the property and the age of the most recent appraisal.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Disclosure of Nonrecurring Basis Fair Value Measurements
For assets measured at fair value on a nonrecurring basis, quantitative disclosures about fair value measurements for each major category of assets were as follows:

	Fair Value Measurements – Nonrecurring Basis
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
March 31, 2013
Impaired originated loans	$—	$—	$47,073	$47,073
Other real estate/repossessed assets	—	—	18,194	18,194
Total	$—	$—	$65,267	$65,267
December 31, 2012
Impaired originated loans	$—	$—	$51,694	$51,694
Other real estate/repossessed assets	—	—	18,469	18,469
Total	$—	$—	$70,163	$70,163
March 31, 2012
Impaired originated loans	$—	$—	$58,202	$58,202
Other real estate/repossessed assets	—	—	25,944	25,944
Total	$—	$—	$84,146	$84,146
There were no liabilities recorded at fair value on a nonrecurring basis at March 31, 2013, December 31, 2012 and March 31, 2012.
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
The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At March 31, 2013, December 31, 2012 and March 31, 2012, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.
Fair value measurement for investment securities — available-for-sale that are not measured at fair value on a recurring basis, which consists of fixed-rate cumulative preferred stock issued by a bank holding company under the U.S. Government’s Troubled Asset Relief Program (TARP) with no maturity date, is based on cost. This preferred stock is not traded on a public exchange and does not have a readily determinable fair value. Accordingly, the Corporation has recorded this preferred stock as a cost-method asset as prescribed by ASC 325-20, Cost Method Investments. Because no impairment indicators were present at March 31, 2013 or December 31, 2012, the Corporation was not required to estimate the fair value of this preferred stock.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

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
The carrying amounts reported in the consolidated statements of financial position at March 31, 2013 and December 31, 2012 for loans held-for-sale are at fair value, as the Corporation elected the fair value option on these loans. The carrying amount reported in the consolidated statement of financial position at March 31, 2012 for loans held-for-sale is at the lower of cost or market value. The fair values of loans held-for-sale are based on the market price for similar loans sold in the secondary market, and therefore, are classified as Level 2 valuations.
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
March 31, 2013

A summary of carrying amounts and estimated fair values of the Corporation’s financial instruments included in the consolidated statements of financial position was as follows:

	Level in Fair Value Measurement Hierarchy	March 31, 2013		December 31, 2012		March 31, 2012
		Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Assets:
Cash and cash equivalents	Level 1	$578,726	$578,726	$656,135	$656,135	$473,678	$473,678
Investment securities:
Available-for-sale	Level 2	698,867	698,867	582,054	582,054	676,007	676,007
Available-for-sale	NA	4,755	4,755	4,755	4,755	—	—
Held-to-maturity	Level 2	257,749	261,405	229,977	229,922	183,297	184,372
Held-to-maturity	Level 3	—	—	—	—	8,000	8,000
Nonmarketable equity securities	NA	25,572	25,572	25,572	25,572	25,572	25,572
Loans held-for-sale	Level 2	14,850	14,850	17,665	17,665	25,080	25,109
Net loans	Level 3	4,102,427	4,123,585	4,083,244	4,093,880	3,755,313	3,781,585
Interest receivable	Level 2	16,960	16,960	14,933	14,933	16,804	16,804
Liabilities:
Deposits without defined maturities	Level 2	$3,574,832	$3,574,832	$3,448,886	$3,448,886	$2,981,632	$2,981,632
Time deposits	Level 3	1,432,526	1,448,634	1,472,557	1,489,072	1,479,752	1,500,227
Interest payable	Level 2	1,338	1,338	1,501	1,501	2,039	2,039
Short-term borrowings	Level 2	347,484	347,484	310,463	310,463	335,082	335,082
FHLB advances	Level 2	—	—	34,289	34,835	42,120	43,186
Note 9: Earnings Per Common Share
Basic earnings per common share for the Corporation is computed by dividing net income by the weighted average number of common shares outstanding during the period. Basic earnings per common share excludes any dilutive effect of common stock equivalents.
Diluted earnings per common share for the Corporation is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents using the treasury stock method. Average shares of common stock for diluted net income per common share include shares to be issued upon the exercise of stock options granted under the Corporation’s share-based compensation plans, restricted stock units that may be converted to stock, stock to be issued under the deferred stock compensation plan for non-employee directors and stock to be issued under the stock purchase plan for non-employee advisory directors. For any period in which a net loss is recorded, the assumed exercise of stock options, restricted stock units that may be converted to stock and stock to be issued under the deferred stock compensation plan and the stock purchase plan would have an anti-dilutive impact on the net loss per common share and thus are excluded in the diluted earnings per common share calculation.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

The following summarizes the numerator and denominator of the basic and diluted earnings per common share computations:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
Numerator for both basic and diluted earnings per common share, net income	$13,234	$12,374
Denominator for basic earnings per common share, weighted average common shares outstanding	27,519	27,478
Weighted average common stock equivalents	122	61
Denominator for diluted earnings per common share	27,641	27,539
Basic earnings per common share	$0.48	$0.45
Diluted earnings per common share	0.48	0.45
The average number of exercisable employee stock option awards outstanding that were “out-of-the-money,” whereby the option exercise price per share exceeded the market price per share and, therefore, were not included in the computation of diluted earnings per common share because they would have been anti-dilutive totaled 457,689 and 604,843 for the three months ended March 31, 2013 and 2012, respectively.
Note 10: Share-Based Compensation
The Corporation maintains a share-based compensation plan under which it periodically grants share-based awards, which consist of stock options and restricted stock units, for a fixed number of shares to certain officers of the Corporation. The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. During the three-month periods ended March 31, 2013 and 2012, share-based compensation expense related to stock options and restricted stock units totaled $0.6 million and $0.3 million, respectively.
During the three-month period ended March 31, 2013, the Corporation granted options to purchase 244,219 shares of common stock and 71,429 restricted stock units to certain officers. At March 31, 2013, there were 674,140 shares of common stock available for future grants under the share-based compensation plan.
Stock Options
A summary of activity for the Corporation’s stock options as of and for the three months ended March 31, 2013 is presented below:

	Non-Vested Stock Options Outstanding			Stock Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at January 1, 2013	314,765	$23.03	$6.92	997,222	$27.24
Granted	244,219	25.14	7.40	244,219	25.14
Exercised	—	—	—	(5,216)	21.70
Vested	(95,575)	23.93	7.19	—	—
Forfeited/expired	(12,311)	23.43	7.00	(12,311)	23.43
Outstanding at March 31, 2013	451,098	$23.97	$7.12	1,223,914	$26.89
Exercisable/vested at March 31, 2013				772,816	$28.59

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

The weighted-average remaining contractual terms were 6.2 years for all outstanding stock options and 4.4 years for exercisable stock options at March 31, 2013. The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $2.3 million and $1.2 million, respectively, at March 31, 2013. The aggregate intrinsic values of outstanding and exercisable options at March 31, 2013 were calculated based on the closing market price of the Corporation’s common stock on March 31, 2013 of $26.38 per share less the exercise price. Options with intrinsic values less than zero, or “out-of-the-money” options, were not included in the aggregate intrinsic value reported.
At March 31, 2013, unrecognized compensation expense related to stock options totaled $3.0 million and is expected to be recognized over a remaining weighted average period of 2.4 years.
The fair value of the stock options granted during the three months ended March 31, 2013 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

Expected dividend yield	3.50%
Risk-free interest rate	1.34%
Expected stock price volatility	42.1%
Expected life of options – in years	7.0
Weighted average per share fair value	$7.40
Restricted Stock Units
In addition to stock options, during the three months ended March 31, 2013, the Corporation granted restricted stock performance units and restricted stock service-based units (collectively referred to as restricted stock units) to certain officers. The restricted stock performance units vest based on the Corporation achieving certain performance target levels. The restricted stock performance units are eligible to vest from 0.25x to 1.5x the number of units originally granted depending on which, if any, of the performance target levels are met. However, if the minimum performance target level is not achieved, no shares will become vested or be issued for that respective year’s restricted stock performance units. The restricted stock service-based units vest upon satisfaction of a service condition. Upon achievement of the performance target level and/or satisfaction of a service condition, if applicable, the restricted stock units are converted into shares of the Corporation’s common stock on a one-to-one basis. Compensation expense related to restricted stock units is recognized over the expected requisite performance or service period, as applicable.
A summary of the activity for restricted stock units as of and for the three months ended March 31, 2013 is presented below:

	Number of Units	Weighted- Average Grant Date Fair Value Per Unit
Outstanding at January 1, 2013	156,510	$20.83
Granted	71,429	23.41
Converted into shares of common stock	(35,303)	22.48
Forfeited/expired	(1,754)	25.97
Outstanding at March 31, 2013	190,882	$21.44
At March 31, 2013, unrecognized compensation expense related to restricted stock unit awards totaled $3.3 million and is expected to be recognized over a remaining weighted average period of 2.6 years.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Note 11: Pension and Other Postretirement Benefit Plans
The components of net periodic benefit cost (income) for the Corporation’s qualified and nonqualified pension plans and nonqualified postretirement benefit plan are as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Defined Benefit Pension Plans
Service cost	$325	$303
Interest cost	1,167	1,215
Expected return on plan assets	(1,948)	(1,731)
Amortization of unrecognized net loss	946	614
Net periodic benefit cost	$490	$401
Postretirement Benefit Plan
Interest cost	$75	$37
Amortization of prior service credit	—	(75)
Amortization of unrecognized net gain	—	(7)
Net periodic benefit cost (income)	$75	$(45)
The Corporation’s pension plan does not have a contribution requirement in 2013. The Corporation made a voluntary $15.0 million contribution to the pension plan during the first quarter of 2013 related to the 2012 plan year.
401(k) Savings Plan expense for the Corporation’s match of participants’ base compensation contributions and a 4% of eligible pay contribution to certain employees who are not grandfathered under the pension plan was $0.9 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively.
Note 12: Financial Guarantees
In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer’s creditworthiness. At March 31, 2013, December 31, 2012 and March 31, 2012, the Corporation had $47 million, $43 million and $46 million, respectively, of outstanding financial and performance standby letters of credit that expire in five years or less. The majority of these standby letters of credit are collateralized. The Corporation determined that there were no potential losses from standby letters of credit at March 31, 2013, December 31, 2012 and March 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management's discussion and analysis of certain significant factors that have affected the financial condition and results of operations of Chemical Financial Corporation (Corporation) during the periods included in the consolidated financial statements included in this report.
Critical Accounting Policies
The Corporation's consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP), Securities and Exchange Commission (SEC) rules and interpretive releases and general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management has identified the determination of the allowance for loan losses, accounting for loans acquired in business combinations, pension plan accounting, income and other taxes, fair value measurements and the evaluation of goodwill impairment to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the board of directors. The Corporation's significant accounting policies are more fully described in Note 1 to the audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012 and the more significant assumptions and estimates made by management are more fully described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes to the Corporation's significant accounting policies or the estimates made pursuant to those policies during the most recent quarter.
Acquisitions and Branch Closings
Acquisition of 21 Branches
On December 7, 2012, Chemical Bank acquired 21 branches from Independent Bank, a subsidiary of Independent Bank Corporation (branch acquisition transaction). In addition to the branch offices, which are located in the Northeast and Battle Creek regions of Michigan, the acquisition included $404 million in deposits and $44 million in loans. The purchase price of the branch offices, including equipment, was $8.1 million and the Corporation paid a premium on deposits of $11.5 million, or approximately 2.85% of total deposits. The loans were purchased at a discount of 1.75%. In connection with the acquisition of the branches, the Corporation recorded $6.8 million of goodwill, which represented the excess of the purchase price over the fair value of identifiable net assets acquired, and $5.6 million of other intangible assets attributable to customer core deposits.
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
Branch Closings
During the first quarter of 2013, Chemical Bank closed six branch office locations. These six branch office locations had a combined net book value of $0.4 million. The Corporation recognized less than $0.1 million of expense as a result of closing these branch office locations as a majority of the employees of these six closed branch offices were transferred to other nearby Chemical Bank branch locations or other open positions within Chemical Bank.

Summary
The Corporation's net income was $13.2 million, or $0.48 per diluted share, in the first quarter of 2013, compared to net income of $11.7 million, or $0.42 per diluted share, in the fourth quarter of 2012 and net income of $12.4 million, or $0.45 per diluted share, in the first quarter of 2012. The increase in net income and earnings per share in the first quarter of 2013, compared to the fourth quarter of 2012, was attributable to higher noninterest income and a lower provision for loan losses. The increase in net income and earnings per share in the first quarter of 2013, compared to the first quarter of 2012, was attributable to higher net interest income and noninterest income and a lower provision for loan losses that was partially offset by higher operating expenses.
Return on average assets, on an annualized basis, was 0.91% in the first quarter of 2013, compared to 0.83% in the fourth quarter of 2012 and 0.92% in the first quarter of 2012. Return on average equity, on an annualized basis, was 9.0% in the first quarter of 2013, compared to 7.7% in the fourth quarter of 2012 and 8.7% in the first quarter of 2012.
Financial Condition
Total Assets
Total assets were $5.99 billion at March 31, 2013, an increase of $73 million, or 1.2%, from total assets of $5.92 billion at December 31, 2012 and an increase of $539 million, or 9.9%, from total assets of $5.45 billion at March 31, 2012.
Interest-earning assets were $5.67 billion at March 31, 2013, an increase of $125 million, or 2.3%, from interest-earning assets of $5.54 billion at December 31, 2012 and an increase of $552 million, or 10.8%, from interest-earning assets of $5.11 billion at March 31, 2012.
The increases in total assets and interest-earning assets during the three months ended March 31, 2013 were primarily attributable to a seasonal increase in municipal customer deposits, while the increases in total assets and interest-earning assets during the twelve months ended March 31, 2013 were primarily attributable to the branch acquisition transaction. The Corporation acquired $340 million of cash and $44 million of loans in the branch acquisition transaction. The Corporation invested cash acquired in the branch acquisition transaction in short-term investment securities and intends to ultimately deploy these assets into loans by growing its market share in the new markets. The increases in total assets and interest-earning assets during the twelve months ended March 31, 2013 were also attributable to an increase in customer deposits, excluding those acquired in the branch acquisition transaction, that partially funded loan growth.
Investment Securities
The carrying value of investment securities totaled $961.4 million at March 31, 2013, an increase of $144.6 million, or 17.7%, from investment securities of $816.8 million at December 31, 2012 and an increase of $94.1 million, or 10.8%, from investment securities of $867.3 million at March 31, 2012. The increases in investment securities during the three- and twelve-month periods ended March 31, 2013 were primarily attributable to the Corporation deploying the cash acquired as a result of the branch acquisition transaction into investment securities to obtain a higher yield than the 25 basis points it would have received by maintaining these excess funds at the Federal Reserve Bank, as the Corporation does not expect short-term interest rates to increase significantly over the next 12 to 18 months. The Corporation invested the cash acquired in the branch acquisition transaction in short-term investment securities and intends to ultimately deploy these assets into loans by growing its market share in the new markets.
At March 31, 2013, the Corporation's investment securities portfolio consisted of government sponsored agency (GSA) debt obligations, comprised primarily of variable-rate instruments backed by the Small Business Administration and Student Loan Marketing Corporation, totaling $95.4 million; state and political subdivisions debt obligations, comprised primarily of general debt obligations of issuers primarily located in the State of Michigan, totaling $296.5 million; residential mortgage-backed securities (MBSs), comprised of approximately 90% fixed-rate and 10% variable-rate instruments backed by a U.S. government agency (Government National Mortgage Association) or government sponsored enterprises (Federal Home Loan Mortgage Corporation and Federal National Mortgage Association), totaling $239.2 million; collaterized mortgage obligations (CMOs), comprised of approximately 70% fixed-rate and 30% variable-rate instruments backed by the same U.S. government agency and government sponsored enterprises as the residential MBSs with average maturities of less than three years, totaling $247.7 million; corporate bonds, comprised primarily of debt obligations of large U.S. global financial organizations, totaling $65.5 million; preferred stock securities, comprised of two large regional/national banks and one fixed-rate cumulative preferred stock issued by a Michigan bank holding company under the U.S. Government's Troubled Asset Relief Program (TARP), totaling $6.6 million; and trust preferred securities (TRUPs), comprised primarily of a 100% interest in a variable-rate TRUP of a small non-public bank holding company in Michigan, totaling $10.5 million.

The Corporation utilizes third-party pricing services to obtain market value prices for its investment securities portfolio. On a quarterly basis, the Corporation validates the reasonableness of prices received from the third-party pricing services through independent price verification on a sample of investment securities in the portfolio, data integrity validation based upon comparison of current market prices to prior period market prices and analysis of overall expectations of movement in market prices based upon the changes in the related yield curves and other market factors. On a periodic basis, the Corporation reviews the pricing methodology of the third-party pricing vendors and the results of the vendors' internal control assessments to ensure the integrity of the process that the vendors use to develop market pricing for the Corporation's investment securities portfolio.
The Corporation's investment securities portfolio, with a carrying value of $961.4 million at March 31, 2013, had gross impairment of $7.1 million at that date. Management believed that the unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates on the investment securities and market illiquidity and not as a result of credit-related issues. Accordingly, the Corporation believed the impairment in its investment securities portfolio at March 31, 2013 was temporary in nature and, therefore, no impairment loss was recognized in the Corporation's consolidated statement of income for the three months ended March 31, 2013. However, other-than-temporary impairment (OTTI) may occur in the future as a result of material declines in the fair value of investment securities resulting from market, credit, economic or other conditions. A further discussion of the assessment of potential impairment and the Corporation's process that resulted in the conclusion that the impairment was temporary in nature follows.
At March 31, 2013, the Corporation's investment securities portfolio had gross impairment of $7.1 million comprised as follows: GSA securities, residential MBSs and CMOs, combined, with gross impairment of $0.4 million; state and political subdivisions securities with gross impairment of $1.9 million; corporate bonds with gross impairment of $0.3 million; and TRUPs with gross impairment of $4.5 million. The amortized costs and fair values of investment securities are disclosed in Note 3 to the consolidated financial statements.
GSA securities, residential MBSs and CMOs, included in the available-for-sale investment securities portfolio, with a combined amortized cost of $578.9 million, had gross impairment of $0.4 million at March 31, 2013. Virtually all of the impaired investment securities in these categories are backed by the full faith and credit of the U.S. government or a guarantee of a U.S. government agency or government sponsored enterprise. The Corporation determined that the impairment on these investment securities was attributable to current market interest rates being slightly higher than the yields being earned on these investment securities. The Corporation concluded that the impairment of its GSA securities, residential MBSs and CMOs was temporary in nature at March 31, 2013.
State and political subdivisions securities, included in the available-for-sale and the held-to-maturity investment securities portfolios, with an amortized cost of $294.3 million, had gross impairment of $1.9 million at March 31, 2013. The majority of these investment securities are from issuers primarily located in the State of Michigan and are general obligations of the issuer, meaning that repayment of these obligations is funded by general tax collections of the issuer. The gross impairment was attributable to impaired state and political subdivisions securities with an amortized cost of $86.5 million that generally mature beyond 2013. It was the Corporation's assessment that the impairment on these investment securities was attributable to current market interest rates being slightly higher than the yield on these investment securities, illiquidity in the market for a portion of these investment securities caused by the market's perception of the Michigan economy, and illiquidity in the market due to the nature of a portion of these investment securities. The Corporation concluded that the impairment of its state and political subdivisions securities was temporary in nature at March 31, 2013.
Corporate bonds, included in the available-for-sale investment securities portfolio, with an amortized cost of $65.1 million, had gross impairment of $0.3 million at March 31, 2013. All of the corporate bonds held at March 31, 2013 were of an investment grade. The investment grade ratings of all of the corporate bonds indicated that the obligors' capacities to meet their financial commitments was “strong.” It was the Corporation's assessment that the impairment on the corporate bonds was attributable to current market interest rates being slightly higher than the yield on these investment securities and the recent negative market perception of the financial industry, and not due to credit-related issues. The Corporation concluded that the impairment of its corporate bonds was temporary in nature at March 31, 2013.
At March 31, 2013, the Corporation held two TRUPs in the held-to-maturity investment securities portfolio, with a combined amortized cost of $10.5 million, that had gross impairment of $4.5 million. Management reviewed available financial information of the issuers of the TRUPs as of March 31, 2013. One TRUP, with an amortized cost of $10.0 million, represents a 100% interest in a TRUP of a non-public bank holding company in Michigan that was purchased in the second quarter of 2008. At March 31, 2013, the Corporation determined that the fair value of this TRUP was $5.8 million. The second TRUP, with an amortized cost of $0.5 million, represents a 10% interest in the TRUP of another non-public bank holding company in Michigan. At March 31, 2013, the Corporation determined the fair value of this TRUP was $0.2 million. The fair value measurements of the two TRUP investments were developed based upon market pricing observations of much larger banking institutions in an illiquid market, adjusted by risk measurements. The fair values of the Corporation's TRUPs were based on calculations of discounted cash flows, and further based upon both observable inputs and appropriate risk adjustments that market participants would make for performance, liquidity and issuer specifics. See the additional discussion of the development of the fair values of the TRUPs in Note 3 to the consolidated financial statements.
The issuer of the $10.0 million TRUP reported net income in the first quarter of 2013 and in each of the three years ended December 31, 2012 and was categorized as well-capitalized under applicable regulatory requirements during that time. Based on an analysis of financial information provided by the issuer, it was the Corporation's opinion that, as of March 31, 2013, this issuer appeared to be a financially sound financial institution with sufficient liquidity to meet its financial obligations in 2013. There have been no material adverse changes in the issuer's financial performance since the TRUP was issued and purchased by the Corporation and no indication that any material adverse trends were developing that would suggest that the issuer would be unable to make all future principal and interest payments under the TRUP. Quarterly common stock cash dividends have consistently been paid by the issuer and the Corporation understands that the issuer's management anticipates cash dividends to continue to be paid in the future. All scheduled interest payments on this TRUP have been made on a timely basis. The principal of $10.0 million of this TRUP matures in 2038, with interest payments due quarterly. At March 31, 2013, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer or its subsidiaries. In reviewing all reasonably available information regarding the issuer, including past performance and its financial and liquidity position, it was the Corporation's opinion that the future cash flows of the issuer supported the carrying value of the TRUP at its original cost of $10.0 million at March 31, 2013. While the total fair value of the TRUP was $4.2 million below the Corporation's amortized cost at March 31, 2013, the Corporation concluded that, based on the overall financial condition of the issuer, the impairment was temporary in nature at March 31, 2013.
The issuer of the $0.5 million TRUP reported a small net loss in 2012, compared to a small amount of net income in 2011 and a net loss in 2010. At March 31, 2013, the issuer was categorized as well-capitalized under applicable regulatory requirements. All scheduled interest payments on this TRUP have been made on a timely basis. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly. At March 31, 2013, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer of this TRUP or any subsidiary. In reviewing all reasonably available financial information regarding the $0.5 million TRUP, it was the Corporation's opinion that the carrying value of this TRUP at its original cost of $0.5 million was supported by the issuer's financial position at March 31, 2013. While the fair value of the TRUP was $0.3 million below the Corporation's amortized cost at March 31, 2013, the Corporation concluded that the impairment was temporary in nature at March 31, 2013.
At March 31, 2013, the Corporation expected to fully recover the entire amortized cost basis of each impaired investment security in its investment securities portfolio at that date. Furthermore, at March 31, 2013, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation would not have to sell any of its impaired investment securities before a full recovery of amortized cost. However, there can be no assurance that OTTI losses will not be recognized on the TRUPs or on any other investment security in the future.
Loans
The Corporation's loan portfolio is comprised of commercial, commercial real estate, real estate construction and land development loans, referred to as the Corporation's commercial loan portfolio, and residential mortgage, consumer installment and home equity loans, referred to as the Corporation's consumer loan portfolio. At March 31, 2013, the Corporation's loan portfolio was $4.19 billion and consisted of loans in the commercial loan portfolio totaling $2.30 billion, or 55% of total loans, and loans in the consumer loan portfolio totaling $1.89 billion, or 45% of total loans. Loans at fixed interest rates comprised 72% of the Corporation's total loan portfolio at March 31, 2013, compared to 73% at December 31, 2012 and 71% at March 31, 2012.
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
Total loans were $4.19 billion at March 31, 2013, an increase of $17.5 million, or 0.4%, from total loans of $4.17 billion at December 31, 2012 and an increase of $342.2 million, or 8.9%, from total loans of $3.84 billion at March 31, 2012. The increase in total loans since March 31, 2012 was attributable to a combination of improving economic conditions and higher loan demand, as well as the Corporation increasing its market share in both its commercial and consumer loan portfolios. In addition, the Corporation acquired $44 million of loans in conjunction with the branch acquisition transaction.

A summary of the composition of the Corporation's loan portfolio, by major loan category, follows:

	March 31, 2013	December 31, 2012	March 31, 2012
	(In thousands)
Commercial loan portfolio:
Commercial	$1,038,115	$1,002,722	$903,935
Commercial real estate	1,162,383	1,161,861	1,095,793
Real estate construction	65,367	62,689	56,906
Land development	32,640	37,548	44,251
Subtotal	2,298,505	2,264,820	2,100,885
Consumer loan portfolio:
Residential mortgage	872,454	883,835	861,301
Consumer installment	540,216	546,036	480,622
Home equity	474,086	473,044	400,290
Subtotal	1,886,756	1,902,915	1,742,213
Total loans	$4,185,261	$4,167,735	$3,843,098
A discussion of the Corporation’s loan portfolio by category follows.
Commercial Loan Portfolio
The Corporation's commercial loan portfolio is comprised of commercial loans, commercial real estate loans, real estate construction loans and land development loans. The Corporation's commercial loan portfolio is well diversified across business lines and has no concentration in any one industry. The commercial loan portfolio of $2.30 billion at March 31, 2013 included 69 loan relationships of $5.0 million or greater. These 69 loan relationships totaled $602 million, which represented 26% of the commercial loan portfolio at March 31, 2013, and included 20 loan relationships that had outstanding balances of $10 million or higher, totaling $252 million, or 11%, of the commercial loan portfolio at that date. Further, the Corporation had 13 loan relationships at March 31, 2013 with loan balances greater than $5.0 million and less than $10 million, totaling $106 million, that had unfunded credit commitments totaling $63 million that, if advanced, could result in a loan relationship of $10 million or more.
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
Commercial loans were $1.04 billion at March 31, 2013, an increase of $35.4 million, or 3.5%, from commercial loans of $1.00 billion at December 31, 2012 and an increase of $134.2 million, or 14.8%, from commercial loans of $903.9 million at March 31, 2012. Commercial loans represented 24.8% of the Corporation's loan portfolio at March 31, 2013, compared to 24.1% and 23.5% at December 31, 2012 and March 31, 2012, respectively.
Commercial real estate loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Commercial real estate loans were $1.16 billion at March 31, 2013, unchanged from December 31, 2012 and an increase of $66.6 million, or 6.1%, from commercial real estate loans of $1.10 billion at March 31, 2012. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 67%, 29% and 4%, respectively, of the Corporation's commercial real estate loans outstanding at March 31, 2013. Commercial real estate loans represented 27.8% of the Corporation's loan portfolio at March 31, 2013, compared to 27.9% and 28.5% at December 31, 2012 and March 31, 2012, respectively.
Commercial and commercial real estate lending are generally considered to involve a higher degree of risk than residential mortgage, consumer installment and home equity lending as they typically involve larger loan balances concentrated in a single borrower. In addition, the payment experience on loans secured by income-producing properties and vacant land loans is typically dependent on the success of the operation of the related project and is typically affected by adverse conditions in the real estate market and in the economy.

The Corporation generally attempts to mitigate the risks associated with commercial and commercial real estate lending by, among other things, lending primarily in its market areas, lending across industry lines, not developing a concentration in any one line of business and using prudent loan-to-value ratios in the underwriting process. Michigan's economy showed signs of improvement during 2011 and 2012, resulting in lower loan delinquencies compared to the previous three years. However, the economy in the State of Michigan continues to be strained by low levels of economic growth in many areas, causing commercial and residential real estate foreclosures to continue to remain higher than historical averages. Accordingly, management expects real estate foreclosures to remain elevated despite improvements in Michigan's economy. It is management's belief that the loan portfolio is generally well-secured, despite the decline in market values for all types of real estate in the State of Michigan and nationwide that has occurred over the past four years.
Real estate construction loans are primarily originated for construction of commercial properties and often convert to a commercial real estate loan at the completion of the construction period. Real estate construction loans were $65.4 million at March 31, 2013, an increase of $2.7 million, or 4.3%, from real estate construction loans of $62.7 million at December 31, 2012 and an increase of $8.5 million, or 14.9%, from real estate construction loans of $56.9 million at March 31, 2012. Real estate construction loans represented 1.6% of the Corporation's loan portfolio at March 31, 2013, compared to 1.5% at both December 31, 2012 and March 31, 2012.
Land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. A majority of the Corporation's land development loans consist of loans to develop residential real estate. Land development loans are generally originated with the intention that the loans will be repaid through the sale of finished properties by the developers within twelve months of the completion date. Land development loans were $32.6 million at March 31, 2013, a decrease of $4.9 million, or 13.1%, from land development loans of $37.5 million at December 31, 2012 and a decrease of $11.7 million, or 26.2%, from land development loans of $44.3 million at March 31, 2012. Land development loans represented 0.8% of the Corporation's loan portfolio at March 31, 2013, compared to 0.9% and 1.2% at December 31, 2012 and March 31, 2012, respectively.
Real estate construction and land development lending involve a higher degree of risk than commercial real estate lending and residential mortgage lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates, the need to obtain a tenant or purchaser of the property if it will not be owner-occupied or the need to sell developed properties. The Corporation generally attempts to mitigate the risks associated with real estate construction and land development lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. The Corporation's risk in this area has increased since early 2008 due to the weak economic environment within the State of Michigan. While the economy in Michigan began improving in 2011, the sale of lots and units in both residential and commercial development projects remains weak, as customer demand also remains low, resulting in the inventory of unsold lots and housing units remaining high across the State of Michigan and the inability of most developers to sell their finished developed lots and units within their original expected time frames. Accordingly, the Corporation's land development borrowers have sold only a small percentage of their developed lots or units since 2008 due to the unfavorable economic environment. At March 31, 2013, $11.2 million, or 34%, of the Corporation's $32.6 million of land development loans were impaired, whereby the Corporation determined it was probable that the full amount of principal and interest would not be collected on these loans in accordance with their original contractual terms.
Consumer Loan Portfolio
The Corporation's consumer loan portfolio is comprised of residential mortgage loans, consumer installment loans and home equity loans and lines of credit.
Residential mortgage loans consist primarily of one- to four-family residential loans with fixed interest rates of fifteen years or less. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance. At March 31, 2013, approximately 75% of the Corporation's residential mortgage loans had an original loan-to-value ratio of 80% or less.
Residential mortgage loans were $872.5 million at March 31, 2013, a decrease of $11.3 million, or 1.3%, from residential mortgage loans of $883.8 million at December 31, 2012 and an increase of $11.2 million, or 1.3%, from residential mortgage loans of $861.3 million at March 31, 2012. Residential mortgage loans have historically involved the least amount of credit risk in the Corporation's loan portfolio, although the risk on these loans has increased with the increase in the unemployment rate and the decrease in real estate property values in the State of Michigan over the last several years. Residential mortgage loans also include loans to consumers for the construction of single family residences that are secured by these properties. Residential mortgage construction loans to consumers were $27.3 million at March 31, 2013, compared to $25.5 million at December 31, 2012 and $27.0 million at March 31, 2012. Residential mortgage loans represented 20.8% of the Corporation's loan portfolio at March 31, 2013, compared to 21.2% and 22.4% at December 31, 2012 and March 31, 2012, respectively.

During the first quarter of 2013, the Corporation originated $112 million of residential mortgage loans and retained $46 million of these originations in its loan portfolio. The majority of the residential mortgage loan originations in the first quarter of 2013 were attributable to refinances of existing loans. The demand for longer-term fixed interest rate residential mortgage loans has been high in recent years due to the historically low level of long-term interest rates. The Corporation generally sells fixed interest rate residential mortgage loans originated with maturities of fifteen years and over in the secondary market. However, due to a general low level of loan demand across its market areas, the Corporation retained $12 million of fixed interest rate residential mortgage loans with terms of fifteen years in its loan portfolio during the first quarter of 2013, compared to $79 million for all of 2012. At March 31, 2013, the Corporation had $286 million of fixed interest rate residential mortgage loans that had maturities beyond five years, compared to $290 million and $273 million at December 31, 2012 and March 31, 2012, respectively.
The Corporation's consumer installment loans consist of relatively small loan amounts to consumers to finance personal items (primarily automobiles, recreational vehicles and marine vehicles), including indirect loans purchased from dealerships. Consumer installment loans were $540.2 million at March 31, 2013, a decrease of $5.8 million, or 1.1%, from consumer installment loans of $546.0 million at December 31, 2012 and an increase of $59.6 million, or 12.4%, from consumer installment loans of $480.6 million at March 31, 2012. At March 31, 2013, collateral securing consumer installment loans was comprised approximately as follows: automobiles - 47%; recreational vehicles - 35%; marine vehicles - 15%; other collateral - 2%; and unsecured - 1%. Consumer installment loans represented 12.9% of the Corporation's loan portfolio at March 31, 2013, compared to 13.1% and 12.5% at December 31, 2012 and March 31, 2012, respectively.
The Corporation's home equity loans, including home equity lines of credit, are comprised of loans to consumers who utilize equity in their personal residence, including junior lien mortgages, as collateral to secure the loan or line of credit. Home equity loans were $474.1 million at March 31, 2013, an increase of $1.1 million, or 0.2%, from home equity loans of $473.0 million at December 31, 2012 and an increase of $73.8 million, or 18.4%, from home equity loans of $400.3 million at March 31, 2012. At March 31, 2013, approximately 48% of the Corporation's home equity loans were first lien mortgages and 52% were junior lien mortgages. Home equity loans represented 11.3% of the Corporation's loan portfolio at both March 31, 2013 and December 31, 2012, compared to 10.4% at March 31, 2012. The majority of the Corporation's home equity lines of credit are comprised of loans with payments of interest only until their maturity. Home equity lines of credit have original maturities up to ten years. Home equity lines of credit comprised 39% of the Corporation's home equity loans at March 31, 2013, compared to 40% and 47% at December 31, 2012 and March 31, 2012, respectively.
Consumer installment and home equity loans generally have shorter terms than residential mortgage loans, but generally involve more credit risk than residential mortgage lending because of the type and nature of the collateral. The Corporation experienced decreases in losses on consumer installment and home equity loans, with net loan losses totaling 31 basis points (annualized) of average consumer installment and home equity loans during the first quarter of 2013, compared to 50 basis points of average consumer installment and home equity loans in 2012. Consumer installment and home equity loans are spread across many individual borrowers, which minimizes the risk per loan transaction. The Corporation originates consumer installment and home equity loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer installment and home equity lending collections are dependent on the borrowers' continuing financial stability and are more likely to be affected by adverse personal situations. Collateral values on properties securing consumer installment and home equity loans are negatively impacted by many factors, including the physical condition of the collateral and property values, although losses on consumer installment and home equity loans are often more significantly impacted by the unemployment rate and other economic conditions. The unemployment rate in the State of Michigan was 8.5% at March 31, 2013, down from 8.9% at December 31, 2012 and unchanged from March 31, 2012, although higher than the national average of 7.6% at March 31, 2013.
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

Nonperforming assets were $104.6 million at March 31, 2013, a decrease of $4.7 million, or 4.3%, from $109.3 million at December 31, 2012 and a decrease of $19.9 million, or 16.0%, from $124.5 million at March 31, 2012. Nonperforming assets represented 1.75%, 1.85% and 2.28% of total assets at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. The decreases in nonperforming assets are a sign of improvement in the credit quality of the Corporation's loan portfolio and the improving economic climate in Michigan that began in 2011. However, the Corporation's levels of nonperforming assets have remained elevated, compared to historical levels, due to the unfavorable economic climate within the State of Michigan that has existed for more than four years, which resulted in cash flow difficulties being encountered by many commercial and consumer loan customers. The Corporation's nonperforming assets are not concentrated in any one industry or any one geographical area within Michigan, other than $8.5 million in nonperforming land development loans. At March 31, 2013, there was one commercial loan relationship exceeding $2.5 million, totaling $6.1 million, which was in nonperforming status. Based on declines in both residential and commercial real estate appraised values due to the weakness in the Michigan economy over the past several years, management continues to evaluate and, when appropriate, obtain new appraisals or discount appraised values of existing appraisals to compute net realizable values of nonperforming real estate secured loans and other real estate properties. While the economic climate within Michigan has shown signs of improvement, it is management's belief that nonperforming assets will remain at elevated levels during 2013.
The following schedule provides a summary of nonperforming assets:

	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in thousands)
Nonaccrual loans:
Commercial	$12,186	$14,601	$11,443
Commercial real estate	35,849	37,660	46,870
Real estate construction	168	1,217	61
Land development	4,105	4,184	3,748
Residential mortgage	10,407	10,164	12,687
Consumer installment	699	739	1,278
Home equity	2,837	2,733	3,066
Total nonaccrual loans	66,251	71,298	79,153
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	4	—	1,005
Commercial real estate	177	87	75
Real estate construction	—	—	—
Land development	—	—	—
Residential mortgage	196	1,503	333
Consumer installment	—	—	—
Home equity	874	769	1,233
Total accruing loans contractually past due 90 days or more as to interest or principal payments	1,251	2,359	2,646
Nonperforming TDRs:
Commercial loan portfolio	14,587	13,876	11,258
Consumer loan portfolio	4,328	3,321	5,491
Total nonperforming TDRs	18,915	17,197	16,749
Total nonperforming loans	86,417	90,854	98,548
Other real estate and repossessed assets(1)	18,194	18,469	25,944
Total nonperforming assets	$104,611	$109,323	$124,492
Nonperforming loans as a percent of total loans	2.06%	2.18%	2.56%
Nonperforming assets as a percent of total assets	1.75%	1.85%	2.28%

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held-for-sale.

The following schedule summarizes changes in nonaccrual loans during the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$71,298	$78,394
Additions during period	9,024	15,854
Principal balances charged off	(4,545)	(4,991)
Transfers to other real estate/repossessed assets	(1,565)	(2,833)
Returned to accrual status	(2,869)	(3,992)
Payments received	(5,092)	(3,279)
Balance at end of period	$66,251	$79,153
Nonperforming Loans
The following schedule provides the composition of nonperforming loans, by major loan category, as of March 31, 2013, December 31, 2012 and March 31, 2012.

	March 31, 2013		December 31, 2012		March 31, 2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	$16,453	19.0%	$19,763	21.8%	$16,664	16.9%
Commercial real estate	41,725	48.3	42,472	46.7	52,349	53.1
Real estate construction	372	0.4	1,217	1.3	61	0.1
Land development	8,526	9.9	8,173	9.0	5,386	5.5
Subtotal-commercial loan portfolio	67,076	77.6	71,625	78.8	74,460	75.6
Consumer loan portfolio:
Residential mortgage	14,931	17.3	14,988	16.5	18,511	18.8
Consumer installment	699	0.8	739	0.8	1,278	1.3
Home equity	3,711	4.3	3,502	3.9	4,299	4.3
Subtotal-consumer loan portfolio	19,341	22.4	19,229	21.2	24,088	24.4
Total nonperforming loans	$86,417	100.0%	$90,854	100.0%	$98,548	100.0%
Total nonperforming loans were $86.4 million at March 31, 2013, a decrease of $4.5 million, or 4.9%, compared to $90.9 million at December 31, 2012 and a decrease of $12.1 million, or 12.3%, compared to $98.5 million at March 31, 2012. The Corporation's nonperforming loans in the commercial loan portfolio were $67.1 million at March 31, 2013, a decrease of $4.5 million, or 6.4%, from $71.6 million at December 31, 2012 and a decrease of $7.4 million, or 9.9%, from $74.5 million at March 31, 2012. The decrease in nonperforming loans in the commercial loan portfolio during the first quarter of 2013 was primarily attributable to the full payoff of one commercial loan totaling $2.8 million. As part of this payoff, the Corporation recovered all past due interest in addition to the loan's principal balance. The decrease in nonperforming loans in the commercial loan portfolio during the first quarter of 2013 was also partially attributable to a $1.3 million charge-off of the specific allocation of the allowance for loan losses attributable to one commercial real estate loan. Nonperforming loans in the commercial loan portfolio comprised 78% of total nonperforming loans at March 31, 2013, compared to 79% of total nonperforming loans at December 31, 2012 and 76% of total nonperforming loans at March 31, 2012. The Corporation's nonperforming loans in the consumer loan portfolio were $19.3 million at March 31, 2013, an increase of $0.1 million, or 0.6%, from $19.2 million at December 31, 2012 and a decrease of $4.8 million, or 19.7%, from $24.1 million at March 31, 2012.

Nonperforming Loans — Commercial Loan Portfolio
The following schedule presents information related to stratification of nonperforming loans in the commercial loan portfolio by dollar amount at March 31, 2013, December 31, 2012 and March 31, 2012.

	March 31, 2013		December 31, 2012		March 31, 2012
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
$5,000,000 or more	1	$6,062	1	$6,157	1	$6,777
$2,500,000 – $4,999,999	—	—	—	—	2	5,140
$1,000,000 – $2,499,999	14	21,895	16	27,408	13	21,104
$500,000 – $999,999	25	17,092	21	14,868	21	15,051
$250,000 – $499,999	24	7,903	28	9,521	38	13,011
Under $250,000	175	14,124	173	13,671	158	13,377
Total	239	$67,076	239	$71,625	233	$74,460
Nonperforming commercial loans were $16.5 million at March 31, 2013, a decrease of $3.3 million, or 16.7%, from $19.8 million at December 31, 2012 and a decrease of $0.2 million, or 1.3%, from $16.7 million at March 31, 2012. The decrease in nonperforming commercial loans during the first quarter of 2013 was primarily attributable to the full payoff of one commercial loan, as previously discussed. Nonperforming commercial loans comprised 1.6% of total commercial loans at March 31, 2013, compared to 2.0% and 1.8% at December 31, 2012 and March 31, 2012, respectively. Nonperforming commercial loans were not concentrated in any single industry.
Nonperforming commercial real estate loans were $41.7 million at March 31, 2013, a decrease of $0.8 million, or 1.8%, from $42.5 million at December 31, 2012 and a decrease of $10.6 million, or 20.3%, from $52.3 million at March 31, 2012. Nonperforming commercial real estate loans comprised 3.6% of total commercial real estate loans at March 31, 2013, compared to 3.7% and 4.8% at December 31, 2012 and March 31, 2012, respectively. Nonperforming commercial real estate loans secured by owner occupied real estate, non-owner occupied real estate and vacant land totaled $26.0 million, $9.7 million and $6.0 million, respectively, at March 31, 2013, and comprised 3.8%, 4.0% and 16.9%, respectively, of total owner occupied real estate, non-owner occupied real estate and vacant land loans included in the Corporation's originated commercial real estate loans at March 31, 2013. At March 31, 2013, the Corporation's nonperforming commercial real estate loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation's market areas. The largest concentration of the $41.7 million in nonperforming commercial real estate loans at March 31, 2013 was one customer relationship totaling $5.8 million that was primarily secured by vacant land. This same customer relationship had nonperforming land development loans of $0.3 million and nonperforming residential mortgage loans of $0.4 million. At March 31, 2013, $4.7 million of the nonperforming commercial real estate loans were in various stages of foreclosure with 22 borrowers. Challenges remain in the Michigan economy, despite some signs of improvement, thus creating a difficult business environment for many lines of business across the state.
Nonperforming real estate construction loans were $0.4 million at March 31, 2013, a decrease of $0.8 million from $1.2 million at December 31, 2012 and an increase of $0.3 million from $0.1 million at March 31, 2012. Nonperforming real estate construction loans comprised 0.6% of total real estate construction loans at March 31, 2013, compared to 1.9% and 0.1% at December 31, 2012 and March 31, 2012, respectively.
Nonperforming land development loans were $8.5 million at March 31, 2013, an increase of $0.3 million, or 4.3%, from $8.2 million at December 31, 2012 and an increase of $3.1 million, or 58.3%, from $5.4 million at March 31, 2012. Nonperforming land development loans comprised 26.1% of total land development loans at March 31, 2013, compared to 21.8% and 12.2% at December 31, 2012 and March 31, 2012, respectively. At March 31, 2013, nonperforming land development loans were secured primarily by residential real estate improved lots and housing units. The $8.5 million of nonperforming loans secured by land development projects represented 39% of total originated land development loans outstanding of $22.0 million at March 31, 2013. The economy in Michigan has adversely impacted housing demand throughout the state since 2008 and, accordingly, a significant percentage of the Corporation's residential real estate development borrowers have experienced cash flow difficulties associated with a significant decline in sales of both lots and residential real estate.

Nonperforming Loans — Consumer Loan Portfolio
Nonperforming residential mortgage loans were $14.9 million at March 31, 2013, a decrease of $0.1 million, or 0.4%, from $15.0 million at December 31, 2012 and a decrease of $3.6 million, or 19.3%, from $18.5 million at March 31, 2012. Nonperforming residential mortgage loans comprised 1.7% of total residential mortgage loans at both March 31, 2013 and December 31, 2012, compared to 2.1% at March 31, 2012. At March 31, 2013, a total of $1.8 million of nonperforming residential mortgage loans were in various stages of foreclosure.
Nonperforming consumer installment loans were $0.7 million at both March 31, 2013 and December 31, 2012, compared to $1.3 million at March 31, 2012. Nonperforming consumer installment loans comprised 0.1% of total consumer installment loans at both March 31, 2013 and December 31, 2012, compared to 0.3% at March 31, 2012.
Nonperforming home equity loans were $3.7 million at March 31, 2013, an increase of $0.2 million, or 6.0%, from $3.5 million at December 31, 2012 and a decrease of $0.6 million, or 13.7%, from $4.3 million at March 31, 2012. Nonperforming home equity loans comprised 0.8% of total home equity loans at March 31, 2013, compared to 0.7% and 1.1% at December 31, 2012 and March 31, 2012, respectively.
Troubled Debt Restructurings (TDRs)
The unfavorable economic climate in Michigan has resulted in a large number of both commercial and consumer customers with cash flow difficulties and thus the inability to maintain their loan balances in a performing status. The Corporation determined that it was probable that certain customers who were past due on their loans, if provided a modification of their loan by reducing their monthly payment, would be able to bring their loan relationship to a performing status. The Corporation believed these modifications would potentially result in a lower level of loan losses and loan collection costs than if the Corporation currently proceeded through the foreclosure process with these borrowers. These modifications involve granting concessions to borrowers who are experiencing financial difficulty and, therefore, meet the criteria to be considered TDRs.
The Corporation's loans reported as TDRs continue to accrue interest at the loan's original interest rate as the Corporation expects to collect the remaining principal and interest on the loan. The interest income recognized on residential mortgage TDRs may include accretion of an identified impairment at the time of modification, which is attributable to a temporary reduction in the borrower's interest rate. A TDR is reported as a nonperforming loan (nonperforming TDR) until a six-month payment history of principal and interest payments is sustained in accordance with the loan modification, at which time the Corporation moves the loan to a performing status (performing TDR). If a performing TDR becomes contractually past due more than 30 days, it is transferred to a nonperforming status. Accordingly, all of the Corporation's performing TDRs at March 31, 2013 were current or less than 30 days past due. The Corporation's loans reported as TDRs do not include modified loans that are already reported in a nonaccrual status. The Corporation's nonaccrual loans at March 31, 2013, December 31, 2012 and March 31, 2012 included $47.0 million, $47.5 million and $38.6 million, respectively, of these modified loans.
The following summarizes the Corporation's reported TDRs at March 31, 2013, December 31, 2012 and March 31, 2012:

	Performing Status	Nonperforming Status			Total
		Current	Past Due 31-90 Days	Subtotal
	(In thousands)
March 31, 2013
Commercial loan portfolio	$17,755	$12,330	$2,257	$14,587	$32,342
Consumer loan portfolio	12,968	3,457	871	4,328	17,296
Total TDRs	$30,723	$15,787	$3,128	$18,915	$49,638
December 31, 2012
Commercial loan portfolio	$15,789	$13,361	$515	$13,876	$29,665
Consumer loan portfolio	15,580	2,688	633	3,321	18,901
Total TDRs	$31,369	$16,049	$1,148	$17,197	$48,566
March 31, 2012
Commercial loan portfolio	$8,521	$11,054	$204	$11,258	$19,779
Consumer loan portfolio	18,656	4,891	600	5,491	24,147
Total TDRs	$27,177	$15,945	$804	$16,749	$43,926

The Corporation's reported TDRs in the commercial loan portfolio generally consist of loans where the Corporation has allowed borrowers to either (i) temporarily defer scheduled principal payments and make interest only payments for a short period of time (generally six months to one year) at the stated interest rate of the original loan agreement, (ii) lower payments due to a modification of the loan's original contractual terms, or (iii) enter into moderate extensions of the loan's original contractual maturity date. These TDRs are individually evaluated for impairment. Based on this evaluation, the Corporation does not expect to incur a loss on these loans based on its assessment of the borrowers' expected cash flows, as the pre- and post-modification effective yields are approximately the same for these loans. Accordingly, no additional provision for loan losses has been recognized related to these loans. If conditions change and it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the modified contractual terms, the loan is transferred to nonaccrual status. Once the borrowers under these TDRs have made at least six consecutive months of principal and interest payments under a formal modification agreement, the loans are classified by the Corporation as performing TDRs.
The outstanding balance of nonperforming TDRs in the commercial loan portfolio was $14.6 million, $13.9 million and $11.3 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. At March 31, 2013, December 31, 2012 and March 31, 2012, the Corporation had $17.8 million, $15.8 million and $8.5 million, respectively, of performing TDRs in the commercial loan portfolio due to the borrowers' sustained repayment histories. The majority of the Corporation's performing TDRs in the commercial loan portfolio are categorized as a risk grade 7 (substandard - accrual) under the Corporation's risk rating system. The Corporation's risk rating system is further described in Note 4 to the consolidated financial statements. The weighted average contractual interest rate of the Corporation's TDRs in the commercial loan portfolio was 5.49% at March 31, 2013, compared to 5.54% at December 31, 2012.
A summary of changes in the Corporation's reported TDRs in the commercial loan portfolio for the three months ended March 31, 2013 follows:

	Three Months Ended March 31, 2013
	Performing	Nonperforming	Total
	(In thousands)
Balance at January 1, 2013	$15,789	$13,876	$29,665
Additions for modifications	—	2,894	2,894
Transfers to performing TDR status	2,818	(2,818)	—
Transfers to nonperforming TDR status	(482)	482	—
Transfers from nonaccrual status	—	1,336	1,336
Transfers to nonaccrual status	—	(1,039)	(1,039)
Principal payments and pay-offs	(370)	(144)	(514)
Balance at March 31, 2013	$17,755	$14,587	$32,342
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
The outstanding balance of nonperforming TDRs in the consumer loan portfolio was $4.3 million, $3.3 million and $5.5 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. At March 31, 2013, December 31, 2012 and March 31, 2012, the Corporation had $13.0 million, $15.6 million and $18.7 million, respectively, of performing TDRs in the consumer loan portfolio due to the borrowers' sustained repayment histories. The reduction in performing TDRs in the consumer loan portfolio during the first quarter of 2013 was primarily attributable to TDRs that had reached the end of their initial modification term being refinanced at a market rate of interest, and thus were no longer deemed a TDR by the Corporation. The Corporation recognized $0.1 million of additional provision for loan losses during the three months ended March 31, 2013 related to impairment on its TDRs in the consumer loan portfolio (as a result of the temporary reduction in the borrowers' interest rates) at the time the loans were modified based on the present value of expected future cash flows discounted at the loan's original effective interest rate. The weighted average contractual interest rate on the Corporation's TDRs in the consumer loan portfolio was 4.54% at both March 31, 2013 and December 31, 2012.
The Corporation's cumulative redefault rate as of March 31, 2013 on its TDRs, which represents the percentage of TDRs that transferred to nonaccrual status since the Corporation began such modifications in 2009, was 20% for TDRs in the commercial loan portfolio and 15% for TDRs in the consumer loan portfolio.

Other Real Estate and Repossessed Assets
Other real estate and repossessed assets are components of nonperforming assets. These include other real estate (ORE), comprised of residential and commercial real estate and land development properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and repossessed assets, comprised of other personal and commercial assets. ORE totaled $17.8 million at March 31, 2013, a decrease of $0.3 million, or 1.2%, from $18.1 million at December 31, 2012 and a decrease of $7.7 million, or 30%, from $25.5 million at March 31, 2012. Repossessed assets totaled $0.4 million at both March 31, 2013 and December 31, 2012, compared to $0.5 million at March 31, 2012.
The following schedule provides the composition of ORE at March 31, 2013, December 31, 2012 and March 31, 2012:

	March 31, 2013	December 31, 2012	March 31, 2012
	(In thousands)
Composition of ORE:
Vacant land	$3,386	$3,407	$7,036
Commercial real estate properties	8,860	8,359	10,453
Residential real estate properties	5,588	5,764	6,598
Residential land development properties	—	527	1,397
Total ORE	$17,834	$18,057	$25,484
The following schedule summarizes ORE activity during the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$18,057	$24,888
Additions	1,723	3,646
Write-downs to fair value	(251)	(206)
Dispositions	(1,695)	(2,844)
Balance at end of period	$17,834	$25,484
The Corporation's ORE is carried at the lower of cost or fair value less estimated cost to sell. The Corporation's $17.8 million of ORE at March 31, 2013 included two ORE properties with a carrying value of $0.5 million or more totaling $1.4 million. The historically large inventory of real estate properties for sale across the State of Michigan has resulted in an increase in the Corporation's carrying time and cost of holding ORE. Consequently, the Corporation had $10.9 million in ORE at March 31, 2013 that had been held in excess of one year, of which $4.0 million had been held in excess of three years. Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and the Corporation had $6.5 million of nonperforming loans that were in the process of foreclosure at March 31, 2013, it is anticipated that the level of the Corporation's ORE will remain at elevated levels for the remainder of 2013.
All of the Corporation's ORE properties have been written down to fair value through a charge-off against the allowance for loan losses at the time the loan was transferred to ORE or through a subsequent write-down, recorded as an operating expense, to recognize a further market value decline of the property after the initial transfer date. Accordingly, at March 31, 2013, the carrying value of ORE of $17.8 million was reflective of $30.7 million in charge-offs or write-downs and represented 37% of the contractual loan balance remaining at the time these loans were classified as nonperforming.
During the three months ended March 31, 2013, the Corporation sold 61 ORE properties for net proceeds of $2.1 million. On an average basis, the net proceeds from these sales represented 122% of the carrying value of the property at the time of sale, with the net proceeds representing 37% of the remaining contractual loan balance at the time these loans were classified as nonperforming.
Nonperforming assets at March 31, 2013, December 31, 2012 and March 31, 2012 did not include impaired acquired loans totaling $8.6 million, $9.1 million and $15.5 million, respectively, even though these loans were not performing in accordance with their original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools. Acquired loans not performing in accordance with the loan's original contractual terms are included in the Corporation's impaired loan schedule in Note 4 to the consolidated financial statements.

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
Impaired loans include nonaccrual loans, TDRs (nonperforming and performing) and acquired loans that were not performing in accordance with their original contractual terms. Impaired loans totaled $124.5 million at March 31, 2013, a decrease of $4.5 million, or 3.5%, compared to $129.0 million at December 31, 2012 and a decrease of $14.1 million, or 10.2%, compared to $138.6 million at March 31, 2012. A summary of impaired loans at March 31, 2013, December 31, 2012 and March 31, 2012 follows:

	March 31, 2013	December 31, 2012	March 31, 2012
	(In thousands)
Originated impaired loans:
Commercial loan portfolio:
Nonaccrual loans	$52,308	$57,662	$62,122
Nonperforming TDRs	14,587	13,876	11,258
Performing TDRs	17,755	15,789	8,521
Subtotal	84,650	87,327	81,901
Consumer loan portfolio:
Nonaccrual loans	13,943	13,636	17,031
Nonperforming TDRs	4,328	3,321	5,491
Performing TDRs	12,968	15,580	18,656
Subtotal	31,239	32,537	41,178
Total originated impaired loans	115,889	119,864	123,079
Acquired loans not performing in accordance with original contractual terms	8,609	9,099	15,495
Total impaired loans	$124,498	$128,963	$138,574
The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance at March 31, 2013, December 31, 2012 and March 31, 2012 and partial loan charge-offs (confirmed losses) taken on these impaired loans:

	Amount	Valuation Allowance	Confirmed Losses	Cumulative Inherent Loss Percentage
	(Dollars in thousands)
March 31, 2013
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$9,964	$3,111	$—	31%
With valuation allowance and charge-offs	7,259	2,411	753	39
With charge-offs and no valuation allowance	29,850	—	19,158	39
Without valuation allowance or charge-offs	37,577	—	—	—
Total	84,650	$5,522	$19,911	24%
Impaired acquired loans	8,609
Total impaired loans to commercial borrowers	$93,259

	Amount	Valuation Allowance	Confirmed Losses	Cumulative Inherent Loss Percentage
	(Dollars in thousands)
December 31, 2012
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$16,054	$4,624	$—	29%
With valuation allowance and charge-offs	8,006	2,826	790	41
With charge-offs and no valuation allowance	27,634	—	16,525	37
Without valuation allowance or charge-offs	35,633	—	—	—
Total	87,327	$7,450	$17,315	24%
Impaired acquired loans	9,099
Total impaired loans to commercial borrowers	$96,426
March 31, 2012
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$18,689	$5,437	$—	29%
With valuation allowance and charge-offs	12,222	3,740	1,683	39
With charge-offs and no valuation allowance	27,291	—	18,168	40
Without valuation allowance or charge-offs	23,699	—	—	—
Total	81,901	$9,177	$19,851	29%
Impaired acquired loans	15,495
Total impaired loans to commercial borrowers	$97,396
After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that impaired loans of the commercial loan portfolio totaling $17.2 million at March 31, 2013 required a specific allocation of the allowance for loan losses (valuation allowance), compared to $24.1 million at December 31, 2012 and $30.9 million at March 31, 2012. The Corporation's valuation allowance for impaired loans of the commercial loan portfolio was $5.5 million at March 31, 2013, a decrease of $2.0 million from $7.5 million at December 31, 2012 and a decrease of $3.7 million from $9.2 million at March 31, 2012. The decreases in the valuation allowance at March 31, 2013 were primarily due to loan charge-offs. Confirmed losses represent partial loan charge-offs on an impaired loan due primarily to the receipt of a recent third-party property appraisal indicating the value of the collateral securing the loan was below the loan balance and management determined that full collection of the loan balance was not likely. The Corporation's nonperforming and performing TDRs in the commercial loan portfolio did not require a valuation allowance as the Corporation expected to collect the full principal and interest owed on each of these loans in accordance with their modified terms.
The Corporation generally does not recognize a valuation allowance for impaired loans in the consumer loan portfolio as these loans are comprised of smaller-balance homogeneous loans that are collectively evaluated for impairment. However, the Corporation had a valuation allowance attributable to TDRs in the consumer loan portfolio of $0.7 million at March 31, 2013, December 31, 2012 and March 31, 2012, related to the reduction in the present value of expected future cash flows for these loans discounted at their original effective interest rate.
Impaired loans included acquired loans totaling $8.6 million, $9.1 million and $15.5 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively, that were not performing in accordance with the original contractual terms of the loans. These loans did not require a valuation allowance as they are recorded in loan pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools. These loans are not included in the Corporation's nonperforming loans.

Allowance for Loan Losses
The allowance for loan losses (allowance) provides for probable losses in the originated loan portfolio that have been identified with specific customer relationships and for probable losses believed to be inherent in the remainder of the originated loan portfolio but that have not been specifically identified. The allowance is comprised of specific valuation allowances (assessed for originated loans that have known credit weaknesses), pooled allowances based on assigned risk ratings and historical loan loss experience for each loan type, and an unallocated allowance for imprecision due to the subjective nature of the specific and pooled allowance methodology. Management evaluates the allowance on a quarterly basis in an effort to ensure the level is adequate to absorb probable losses inherent in the loan portfolio. This evaluation process is inherently subjective as it requires estimates that may be susceptible to significant change and has the potential to affect net income materially. The Corporation's methodology for measuring the adequacy of the allowance is comprised of several key elements, which include a review of the loan portfolio, both individually and by category, and consideration of changes in the mix and volume of the loan portfolio, actual loan loss experience, review of collateral values, the financial condition of the borrowers, industry and geographical exposures within the portfolio, economic conditions and employment levels of the Corporation's local markets and other factors affecting business sectors. Management believes that the allowance is currently maintained at an appropriate level, considering the inherent risk in the loan portfolio. Future significant adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies or the level of loan losses incurred.
Economic conditions in the Corporation's markets, which are primarily within Michigan, were generally less favorable than those nationwide during 2012 and the first three months of 2013. The economy in Michigan has shown signs of improvement, although economic challenges remain and are expected to continue in 2013.
The following schedule summarizes information related to the Corporation's allowance for loan losses:

	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in thousands)
Allowance for loan losses – originated loans	$82,334	$83,991	$85,585
Allowance for loan losses – acquired loans	500	500	2,200
Nonperforming loans	86,417	90,854	98,548
Allowance for originated loans as a percent of:
Total originated loans	2.16%	2.22%	2.54%
Nonperforming loans	95%	92%	87%
Nonperforming loans, less impaired originated loans for which the expected loss has been charged-off	146%	132%	120%
The allowance of the acquired loan portfolio was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair values at the date of acquisition, with the estimated fair values including a component for expected credit losses. Acquired loans are subsequently evaluated for further credit deterioration in loan pools, which consist of loans with similar credit risk characteristics. If an acquired loan pool experiences a decrease in expected cash flows, as compared to those expected at the acquisition date, a portion of the allowance is allocated to acquired loans. At March 31, 2013, the allowance for loan losses on the acquired loan portfolio of $0.5 million was related to two consumer loan pools performing slightly below original expectations. There were no material changes in expected cash flows for the remaining acquired loan pools at March 31, 2013.
Deposits
Total deposits were $5.01 billion at March 31, 2013, an increase of $86 million, or 1.7%, from total deposits of $4.92 billion at December 31, 2012 and an increase of $546 million, or 12.2%, from total deposits of $4.46 billion at March 31, 2012. The increase in total deposits from year-end 2012 was primarily attributable to increases in seasonal municipal deposit accounts. The increase in total deposits for the twelve-month period ended March 31, 2013 was primarily attributable to the branch acquisition transaction. The Corporation acquired $404 million of deposits as of the acquisition date. The Corporation experienced a slight change in the mix of deposits over the twelve-month period ended March 31, 2013, with a portion of funds from maturing certificates of deposit being transferred by customers into noninterest bearing demand accounts. Excluding the impact of deposits acquired in the branch acquisition transaction, noninterest bearing demand deposits increased $106 million during the twelve-month period ended March 31, 2013, while customer certificates of deposit decreased $112 million during that same time period. At March 31, 2013, the Corporation had $44 million in remaining brokered deposits that were acquired in the OAK acquisition. The Corporation intends to continue to use its liquidity to pay off brokered deposits as they mature, with $35 million maturing during the remainder of 2013.

It is the Corporation's strategy to develop customer relationships that will drive core deposit growth and stability. The Corporation's competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation's markets during 2012 and the first three months of 2013, the Corporation's efforts to expand its deposit relationships with existing customers, the Corporation's financial strength and a general trend in customers holding more liquid assets have resulted in the Corporation continuing to experience increases in customer deposits. Total deposits increased $193 million, excluding the $404 million from the branch acquisition transaction and matured brokered deposits, during the twelve months ended March 31, 2013.
At March 31, 2013, the Corporation's time deposits, which consist of certificates of deposit, totaled $1.43 billion, of which $756 million have stated maturities during the remainder of 2013. The Corporation expects the majority of these maturing time deposits to be renewed by customers. The following schedule summarizes the scheduled maturities of the Corporation's time deposits:

Maturity Schedule	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
2013 maturities:
Second quarter	$371,035	0.67%
Third quarter	211,298	0.97
Fourth quarter	173,947	1.00
Total 2013 maturities	756,280	0.83
2014 maturities	343,636	1.35
2015 maturities	196,258	2.12
2016 maturities	63,833	1.67
2017 maturities and beyond	72,519	1.39
Total time deposits	$1,432,526	1.20%
Borrowed Funds
Borrowed funds include short-term borrowings and Federal Home Loan Bank (FHLB) advances.
Short-term borrowings were $347.5 million, $310.5 million and $335.1 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively, and were comprised solely of securities sold under agreements to repurchase with customers. Short-term borrowings, which are highly interest rate sensitive, increased $37.0 million, or 11.9%, during the three months ended March 31, 2013 and $12.4 million, or 3.7%, during the twelve months ended March 31, 2013 primarily due to additional funds deposited by the Corporation's business customers. Securities sold under agreements to repurchase represent funds deposited by customers, generally on an overnight basis, that are collateralized by investment securities that are owned by Chemical Bank, as these deposits are not covered by FDIC insurance. These funds have been a stable source of liquidity for Chemical Bank, much like its core deposit base. As part of the Corporation's focus on relationship banking, it generally accepts these deposits from customers that have an established banking relationship with Chemical Bank. The Corporation's securities sold under agreements to repurchase do not qualify as sales for accounting purposes.
FHLB advances are borrowings from the Federal Home Loan Bank of Indianapolis that are secured by both a blanket security agreement of residential mortgage first lien loans with an aggregate book value equal to at least 155% of the advances and FHLB capital stock owned by Chemical Bank. The carrying value of residential mortgage first lien loans eligible as collateral under the blanket security agreement was $822 million at March 31, 2013.
During the first quarter of 2013, the Corporation prepaid all of its FHLB advances outstanding totaling $34.3 million, resulting in a prepayment fee expense of $0.8 million. The Corporation prepaid the FHLB advances to improve its net interest income in 2013. The impact of the prepayment of FHLB advances will result in an increase in net interest income in 2013 of approximately $0.3 million. FHLB advances totaled $34.3 million and $42.1 million at December 31, 2012 and March 31, 2012, respectively.

Credit-Related Commitments
The Corporation has credit-related commitments that may impact its liquidity. The following schedule summarizes the Corporation's credit-related commitments and expected expiration dates by period as of March 31, 2013. Because many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit:
Commercial loans	$425,980	$76,546	$16,873	$28,367	$547,766
Home equity lines of credit	92,893	50,499	52,979	25,633	222,004
Residential mortgage construction loans	15,884	—	—	—	15,884
Total unused commitments to extend credit	534,757	127,045	69,852	54,000	785,654
Undisbursed loan commitments	245,375	—	—	—	245,375
Standby letters of credit	27,052	19,649	344	—	47,045
Total credit-related commitments	$807,184	$146,694	$70,196	$54,000	$1,078,074
Undisbursed loan commitments at March 31, 2013 included $35 million of residential mortgage loans that were expected to be sold in the secondary market.
Capital
Total shareholders' equity was $604.8 million at March 31, 2013, compared to $596.3 million at December 31, 2012 and $580.1 million at March 31, 2012. Total shareholders' equity as a percentage of total assets was 10.1% at both March 31, 2013 and December 31, 2012, compared to 10.6% at March 31, 2012. The Corporation's tangible equity, which is defined as total shareholders' equity less goodwill and other acquired intangible assets, totaled $477.4 million, $468.4 million and $463.0 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. The Corporation's tangible equity to assets ratio was 8.1% at both March 31, 2013 and December 31, 2012, compared to 8.7% at March 31, 2012. The decreases in the Corporation's equity ratios from March 31, 2012 to March 31, 2013 were attributable to an increase in the Corporation's assets that resulted from the branch acquisition transaction.
The Corporation and Chemical Bank continue to maintain strong capital positions, which significantly exceeded the minimum levels prescribed by the Federal Reserve Board at March 31, 2013, as shown in the following schedule:

	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Actual Capital Ratios:
Chemical Financial Corporation	8.8%	12.0%	13.3%
Chemical Bank	8.5	11.7	13.0
Minimum required for capital adequacy purposes	4.0	4.0	8.0
Minimum required for “well-capitalized” capital adequacy purposes	5.0	6.0	10.0

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
Net interest income (FTE) was $48.9 million in the first quarter of 2013, compared to $49.3 million in the fourth quarter of 2012 and $47.5 million in the first quarter of 2012. The presentation of net interest income on an FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $1.3 million for each of the three month periods ended March 31, 2013, December 31, 2012 and March 31, 2012. These adjustments were computed using a 35% federal income tax rate.
The following schedule presents the average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on an FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the three months ended March 31, 2013, December 31, 2012 and March 31, 2012.
Average Balances, Tax Equivalent Interest and Effective Yields and Rates* (Dollars in thousands)

	Three Months Ended
	March 31, 2013			December 31, 2012			March 31, 2012
	Average Balance	Interest (FTE)	Effective Yield/ Rate	Average Balance	Interest (FTE)	Effective Yield/ Rate	Average Balance	Interest (FTE)	Effective Yield/ Rate
ASSETS
Interest-Earning Assets:
Loans**	$4,167,614	$48,361	4.69%	$4,093,656	$49,203	4.79%	$3,842,168	$48,737	5.10%
Taxable investment securities	666,809	2,438	1.46	632,511	2,280	1.44	663,689	2,565	1.55
Tax-exempt investment securities	215,727	2,388	4.43	199,495	2,325	4.66	182,543	2,261	4.95
Other interest-earning assets	25,572	151	2.39	25,572	403	6.27	25,572	130	2.05
Interest-bearing deposits with the FRB	504,067	321	0.26	300,297	198	0.26	347,910	228	0.26
Total interest-earning assets	5,579,789	53,659	3.89	5,251,531	54,409	4.13	5,061,882	53,921	4.28
Less: Allowance for loan losses	84,978			84,972			88,595
Other Assets:
Cash and cash due from banks	117,620			114,803			112,357
Premises and equipment	74,608			70,051			66,261
Interest receivable and other assets	237,781			225,009			244,515
Total Assets	$5,924,820			$5,576,422			$5,396,420
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,102,386	$252	0.09%	$954,517	$225	0.09%	$880,665	$272	0.12%
Savings deposits	1,337,415	296	0.09	1,213,245	281	0.09	1,162,328	394	0.14
Time deposits	1,451,681	4,018	1.12	1,412,242	4,277	1.20	1,497,913	5,436	1.46
Short-term borrowings	322,308	114	0.14	310,429	109	0.14	320,476	104	0.13
FHLB advances	7,848	47	2.43	36,149	240	2.64	42,604	263	2.48
Total interest-bearing liabilities	4,221,638	4,727	0.45	3,926,582	5,132	0.52	3,903,986	6,469	0.67
Noninterest-bearing deposits	1,059,474	—	—	1,010,366	—	—	875,367	—	—
Total deposits and borrowed funds	5,281,112	4,727	0.36	4,936,948	5,132	0.41	4,779,353	6,469	0.54
Interest payable and other liabilities	44,302			38,680			42,806
Shareholders’ equity	599,406			600,794			574,261
Total Liabilities and Shareholders’ Equity	$5,924,820			$5,576,422			$5,396,420
Net Interest Spread (Average yield earned minus average rate paid)			3.44%			3.61%			3.61%
Net Interest Income (FTE)		$48,932			$49,277			$47,452
Net Interest Margin (Net Interest Income (FTE) divided by total average interest-earning assets)			3.54%			3.74%			3.76%

* Taxable equivalent basis using a federal income tax rate of 35%.
** Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

Net interest income (FTE) of $48.9 million in the first quarter of 2013 was $0.4 million, or 0.7%, lower than net interest income (FTE) of $49.3 million in the fourth quarter of 2012. The favorable impact on net interest income (FTE) from the branch acquisition transaction was offset by two less days during the first quarter of 2013 and the net unfavorable impact of interest-earning assets and interest-bearing liabilities repricing during the quarter. The net interest margin in the first quarter of 2013 was 3.54%, compared to 3.74% in the fourth quarter of 2012. The average yield on interest-earning assets decreased 24 basis points to 3.89% in the first quarter of 2013, from 4.13% in the fourth quarter of 2012. The average cost of interest-bearing liabilities decreased seven basis points to 0.45% in the first quarter of 2013 from 0.52% in the fourth quarter of 2012. The decrease in the yield on interest-earning assets during the first quarter of 2013 was primarily attributable to the branch acquisition transaction, in which the Corporation acquired $340 million in cash and $44 million in loans. The Corporation has invested the cash in short-term investment securities. The decrease in the cost of interest-bearing liabilities during the first quarter of 2013 was primarily attributable to the repricing of time deposits at lower interest rates as they matured and were renewed in the continued low interest rate environment.
Net interest income (FTE) of $48.9 million in the first quarter of 2013 was $1.4 million, or 3.1%, higher than net interest income (FTE) of $47.5 million in the first quarter of 2012, with the increase primarily attributable to loan growth and the impact of the branch acquisition transaction, which were partially offset by the net unfavorable impact of interest-earning assets and interest-bearing liabilities repricing during the twelve months ended March 31, 2013. Net interest margin was 3.54% in the first quarter of 2013, compared to 3.76% in the first quarter of 2012. The average yield on interest-earning assets decreased 39 basis points to 3.89% in the first quarter of 2013, from 4.28% in the first quarter of 2012. The average cost of interest-bearing liabilities decreased 22 basis points to 0.45% in the first quarter of 2013, from 0.67% in the first quarter of 2012. The decrease in the yield on interest-earning assets during the first quarter of 2013 was primarily attributable to the branch acquisition transaction, as previously discussed. The decrease in the cost of interest-bearing liabilities was primarily attributable to the repricing of time deposits at lower interest rates, in addition to a portion of time deposits being transfered to noninterest bearing demand accounts in the continued low interest rate environment.
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
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 3.25% at the end of 2008 and has remained at this historically low rate through March 31, 2013. The prime interest rate has historically been 300 basis points higher than the federal funds rate. The Federal Open Market Committee (FOMC) has indicated that it will potentially keep the federal funds rate between zero and 0.25% through at least mid-2015, and therefore, the prime interest rate is expected to remain at or near its current historical low level of 3.25% during 2013. The majority of the Corporation's variable interest rate loans in the commercial loan portfolio are tied to the prime rate.
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

The following schedules allocate the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities, and changes in average interest rates earned and paid, for the three months ended March 31, 2013, compared to the three months ended December 31, 2012 and March 31, 2012.
Volume and Rate Variance Analysis* (In Thousands)

	Three Months Ended March 31, 2013
	Compared to December 31, 2012			Compared to March 31, 2012
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)
Changes in Interest Income on Interest-Earning Assets:
Loans	$437	$(1,279)	$(842)	$3,755	$(4,131)	$(376)
Taxable investment securities/other assets	125	(219)	(94)	13	(119)	(106)
Tax-exempt investment securities	182	(119)	63	381	(254)	127
Interest-bearing deposits with the FRB	123	—	123	93	—	93
Total change in interest income on interest-earning assets	867	(1,617)	(750)	4,242	(4,504)	(262)
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	$40	$(13)	$27	$45	$(65)	$(20)
Savings deposits	27	(12)	15	38	(136)	(98)
Time deposits	101	(360)	(259)	(144)	(1,274)	(1,418)
Short-term borrowings	5	—	5	1	9	10
FHLB advances	(175)	(18)	(193)	(211)	(5)	(216)
Total change in interest expense on interest-bearing liabilities	(2)	(403)	(405)	(271)	(1,471)	(1,742)
Total Change in Net Interest Income (FTE)	$869	$(1,214)	$(345)	$4,513	$(3,033)	$1,480

*	Taxable equivalent basis using a federal income tax rate of 35%.
**
The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses
The provision for loan losses (provision) is an increase to the allowance, as determined by management, to provide for probable losses inherent in the originated loan portfolio and for impairment of pools of acquired loans that results from the Corporation experiencing a decrease in expected cash flows of acquired loans during each reporting period. The provision was $3.0 million in the first quarter of 2013, compared to $5.0 million in both the fourth quarter of 2012 and the first quarter of 2012.
The Corporation experienced net loan charge-offs of $4.7 million in the first quarter of 2013, compared to $5.2 million in the fourth quarter of 2012 and $5.5 million in the first quarter of 2012. Net loan charge-offs as a percentage of average loans (annualized) were 0.45% in the first quarter of 2013, compared to 0.51% in the fourth quarter of 2012 and 0.58% in the first quarter of 2012. Net loan charge-offs in the commercial loan portfolio totaled $3.3 million in the first quarter of 2013, compared to $2.9 million in the fourth quarter of 2012 and $2.8 million in the first quarter of 2012. The commercial loan portfolio's net loan charge-offs in the first quarter of 2013 were not concentrated in any one industry or borrower, except for a $1.3 million net loan charge-off which was attributable to the charge-off of a valuation allowance for one commercial borrower. Net loan charge-offs in the consumer loan portfolio totaled $1.4 million in the first quarter of 2013, compared to $2.3 million in the fourth quarter of 2012 and $2.7 million in the first quarter of 2012.
The Corporation's provision of $3.0 million in the first quarter of 2013 was $1.7 million lower than net loan charge-offs for the quarter and $2.0 million lower than the provision in the fourth quarter of 2012 of $5.0 million. The reduction in the Corporation's provision for the first quarter of 2013, as compared to the fourth quarter of 2012, was reflective of continued improvement in the credit quality of the loan portfolio, including decreases in both net loan charge-offs and nonperforming loans and no significant changes in risk grade categories of the commercial loan portfolio.

Noninterest Income
The following summarizes the major components of noninterest income:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
	(In thousands)
Service charges and fees on deposit accounts	$5,195	$5,035	$4,505
Wealth management revenue	3,445	2,928	2,921
Electronic banking fees	3,397	2,590	2,457
Mortgage banking revenue	2,012	2,538	1,185
Gain on sale of investment securities	847	34	—
Other fees for customer services	781	654	533
Insurance commissions	473	479	375
Gain on sale of merchant card services	—	—	1,280
Other	89	418	69
Total noninterest income	$16,239	$14,676	$13,325
Noninterest income was $16.2 million in the first quarter of 2013, compared to $14.7 million in the fourth quarter of 2012 and $13.3 million in the first quarter of 2012. Noninterest income included nonrecurring income of $0.8 million attributable to gains from the sale of available-for-sale investment securities in the first quarter of 2013 and a $1.3 million gain from the sale of the Corporation's merchant card servicing business in the first quarter of 2012. Excluding this nonrecurring income, noninterest income in the first quarter of 2013 was $0.7 million, or 4.9%, higher than the fourth quarter of 2012 and $3.4 million, or 27.8%, higher than the first quarter of 2012. The increase in noninterest income, excluding nonrecurring income, of $0.7 million in the first quarter of 2013 over the fourth quarter of 2012 was attributable to higher wealth management revenue and higher electronic banking fees largely resulting from the branch acquisition transaction, which were partially offset by lower mortgage banking revenue. The increase in noninterest income, excluding nonrecurring income, of $3.4 million in the first quarter of 2013 over the first quarter of 2012 was attributable to increases in all categories of noninterest income, including the impact of the branch acquisition transaction.
The Corporation sold $32 million of available-for-sale investment securities at a $0.8 million gain in the first quarter of 2013 and utilized the proceeds from the sales to pay off the Corporation's FHLB advances. The Corporation incurred prepayment fees of $0.8 million, included in operating expenses, related to the early payoff of its FHLB advances.
Service charges and fees on deposit accounts, which include overdraft/non-sufficient funds fees, checking account service fees and other deposit account charges, were $5.2 million in the first quarter of 2013, an increase of $0.2 million, or 3.2%, over the fourth quarter of 2012 and an increase of $0.7 million, or 15.3%, over the first quarter of 2012. The increases in service charges and fees on deposit accounts were primarily attributable to additional fees earned as a result of the branch acquisition transaction. The increase in the first quarter of 2013 over the first quarter of 2012 was also due to an increase in fees assessed on business checking accounts that took effect in the second quarter of 2012. Overdraft/non-sufficient funds fees included in service charges and fees on deposit accounts were $4.2 million in the first quarter of 2013, compared to $4.0 million in the fourth quarter of 2012 and $3.7 million in the first quarter of 2012.
Wealth management revenue is comprised of investment fees that are generally based on the market value of assets within a trust account, custodial account fees and fees from the sale of investment products. Volatility in the equity and bond markets impacts the market value of trust assets and related investment fees. Wealth management revenue was $3.4 million in the first quarter of 2013, an increase of $0.5 million, or 18%, over both the fourth quarter of 2012 and the first quarter of 2012. The increase in wealth management revenue in the first quarter of 2013 over the fourth quarter of 2012 was due primarily to an increase in the fees from a higher volume of sales of investment products, while the increase over the first quarter of 2012 was due to both an increase in fees from a higher volume of sales of investment products and an increase in equity market performance. Fees from the sales of investment products totaled $1.1 million in the first quarter of 2013 compared to $0.7 million in the fourth quarter of 2012 and $0.8 million in the first quarter of 2012.
Electronic banking fees, which represent income earned by the Corporation from ATM transactions, debit card activity and internet banking fees, were $3.4 million in the first quarter of 2013, an increase of $0.8 million, or 31%, over the fourth quarter of 2012 and an increase of $0.9 million, or 38%, over the first quarter of 2012. The increases in electronic banking fees were due primarily to increased customer debit card activity largely attributable to additional fees earned as a result of the branch acquisition transaction.

Mortgage banking revenue (MBR) includes revenue from originating, selling and servicing residential mortgage loans for the secondary market. MBR was $2.0 million in the first quarter of 2013, a decrease of $0.5 million, or 21%, from the fourth quarter of 2012, although an increase of $0.8 million, or 70%, over the first quarter of 2012. The decrease in MBR from the fourth quarter of 2012 was due to a combination of a slight decrease in the volume of loans sold and lower average gains per loan sale, while the increase in MBR over the first quarter of 2012 was due primarily to higher average gains per loan sale. The Corporation sold $69 million of residential mortgage loans in the secondary market in the first quarter of 2013, compared to $76 million in the fourth quarter of 2012 and $71 million in the first quarter of 2012.
The Corporation sells residential mortgage loans in the secondary market on both a servicing retained and servicing released basis. These sales include the Corporation entering into residential mortgage loan sale agreements with buyers in the normal course of business. The agreements contain provisions that include various representations and warranties regarding the origination, characteristics and underwriting of the mortgage loans. The recourse of the buyer may result in either indemnification of a loss incurred by the buyer or a requirement for the Corporation to repurchase a loan that the buyer believes does not comply with the representations included in the loan sale agreement. Repurchase demands and loss indemnifications received by the Corporation are reviewed by a senior officer on a loan-by-loan basis to validate the claim made by a buyer. The Corporation maintains a reserve for probable losses expected to be incurred from loans previously sold in the secondary market. This contingent liability is based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the sale of loans in the secondary market and current economic conditions. During the first quarter of 2013, the Corporation incurred loan losses and buyer indemnification expenses of less than $0.1 million related to one residential mortgage loan that had been previously sold in the secondary market. During the three years preceding 2013, the Corporation incurred loan losses and buyer indemnification expenses totaling $0.6 million related to nine residential mortgage loans that had been previously sold in the secondary market. The Corporation was also required to repurchase fourteen residential mortgage loans totaling $1.8 million since the beginning of 2010 that had been previously sold in the secondary market as it was determined that these loans did not meet the original qualifications for sale in the secondary market. These fourteen loans were all performing and their fair values approximated the repurchase price at the repurchase date. Accordingly, the Corporation did not incur a loss at the time of repurchase on any of these fourteen loans. The Corporation records losses resulting from the repurchase of loans previously sold in the secondary market, as well as adjustments to estimates of future probable losses, as part of its MBR in the period incurred. The Corporation's reserve for probable losses was $0.75 million at both March 31, 2013 and December 31, 2012, compared to $0.25 million at March 31, 2012.
Operating Expenses
The following summarizes the major categories of operating expenses:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
	(In thousands)
Salaries and wages	$18,444	$18,378	$16,448
Employee benefits	4,925	4,159	4,121
Occupancy	3,663	3,149	3,154
Equipment and software	3,450	3,461	3,118
Outside processing and service fees	2,615	3,744	2,195
FDIC insurance premiums	1,131	1,099	1,110
Credit-related expenses	991	1,227	1,367
Professional fees	976	1,390	953
Postage and courier	953	919	899
Advertising and marketing	771	723	522
FHLB prepayment fees	753	—	—
Training, travel and other employee expenses	620	771	530
Telephone	550	450	410
Donations	510	842	469
Intangible asset amortization	493	467	367
Supplies	427	454	344
Other	685	775	964
Total Operating Expenses	$41,957	$42,008	$36,971

Operating expenses were $42.0 million in both the first quarter of 2013 and fourth quarter of 2012, compared to $37.0 million in the first quarter of 2012. Operating expenses included nonrecurring expenses of $0.8 million in prepayment fees incurred to prepay the Corporation's FHLB advances, as previously discussed, in the first quarter of 2013 and $1.8 million in acquisition-related transaction expenses in the fourth quarter of 2012. Excluding these nonrecurring expenses, operating expenses in the first quarter of 2013 were $1.0 million, or 2.5%, higher than the fourth quarter of 2012 and $4.2 million, or 11.4%, higher than the first quarter of 2012. The increase in operating expenses, excluding nonrecurring expenses, of $1.0 million over the fourth quarter of 2012 was primarily attributable to incremental operating costs associated with the branch acquisition transaction, which were partially offset by lower performance-based compensation, credit-related expenses and donations expense. The increase in operating expenses, excluding nonrecurring expenses, of $4.2 million over the first quarter of 2012 was primarily attributable to incremental operating costs associated with the branch acquisition transaction and a combination of merit and market-driven compensation increases provided to the Corporation's employees effective January 1, 2013.
Salaries and wages of $18.4 million in the first quarter of 2013 increased $0.1 million, or 0.4%, over the fourth quarter of 2012, with the increase primarily attributable to the branch acquisition transaction, which was partially offset by lower performance-based compensation. Performance-based compensation expense was $1.3 million in the first quarter of 2013, compared to $2.4 million in the fourth quarter of 2012. Salaries and wages in the first quarter of 2013 increased $2.0 million, or 12.1%, over the first quarter of 2012 due primarily to the branch acquisition transaction and merit and market-driven salary adjustments that took effect at the beginning of 2013.
Employee benefit costs of $4.9 million in the first quarter of 2013 increased $0.8 million, or 18.4%, over the fourth quarter of 2012 with the increase primarily attributable to higher payroll taxes, which are generally higher in the first quarter of the year, and higher retirement plan expenses that were partially offset by lower group health costs. Employee benefit costs in the first quarter of 2013 increased $0.8 million, or 19.5%, over the first quarter of 2012 primarily due to higher group health costs.
Occupancy expenses of $3.7 million in the first quarter of 2013 were $0.5 million, or 16%, higher than both the fourth quarter of 2012 and first quarter of 2012 due primarily to the branch acquisition transaction.
Outside processing and service fees were $2.6 million in the first quarter of 2013. Excluding acquisition-related costs incurred in the fourth quarter of 2012 of $0.8 million, outside processing and service fees were $0.3 million, or 9.7%, lower in the first quarter of 2013 compared to the fourth quarter of 2012, with the decrease primarily due to contract termination costs incurred in the fourth quarter of 2012 that will result in future cost reductions. Outside processing and service fees in the first quarter of 2013 increased $0.4 million, or 19.1%, over the first quarter of 2012, with the increase primarily due to higher costs attributable to operating the Corporation's electronic banking platforms resulting from increased customer volume. The increased volume is partially attributable to the branch acquisition transaction.
Credit-related expenses are comprised of other real estate (ORE) net costs and loan collection costs. ORE net costs are comprised of costs to carry ORE, such as property taxes, insurance and maintenance costs, fair value write-downs after a property is transferred to ORE and net gains/losses from the disposition of ORE. Loan collection costs include legal fees, appraisal fees and other costs recognized in the collection of loans with deteriorated credit quality and in the process of foreclosure. Credit-related expenses of $1.0 million in the first quarter of 2013 were $0.2 million, or 19.2%, lower than the fourth quarter of 2012, with the decrease primarily attributable to lower fair value write-downs of ORE properties. Credit-related expenses in the first quarter of 2013 were $0.4 million, or 27.5%, lower than the first quarter of 2012, with the decrease primarily attributable to a combination of lower ORE operating costs and loan collection costs.
Professional fees expense was $1.0 million in the first quarter of 2013. Excluding acquisition-related costs incurred in the fourth quarter of 2012 of $0.7 million, professional fees expense was $0.3 million, or 44%, higher in the first quarter of 2013 compared to the fourth quarter of 2012, with the increase due primarily to the seasonality of certain fees. Professional fees expense in the first quarter of 2013 was virtually unchanged from the first quarter of 2012.
Donations expense of $0.5 million in the first quarter of 2013 decreased $0.3 million, or 39%, from the fourth quarter of 2012, with the decrease due primarily to the establishment of the Chemical Bank Foundation in the fourth quarter of 2012.
Income Tax Expense
The Corporation's effective federal income tax rate was 30.1% for the first quarter of 2013, compared to 25.5% and 29.5% for the fourth quarter of 2012 and first quarter of 2012, respectively. The fluctuations in the Corporation's effective federal income tax rate reflect changes each year in the proportion of interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits.The Corporation recorded income tax expense for the three-month periods ended March 31, 2013 and 2012 using its best estimate of the effective income tax rate expected for the full year and applied that rate on a year-to-date basis.

Liquidity
Liquidity measures the ability of the Corporation to meet current and future cash flow needs in a timely manner. Liquidity risk is the adverse impact on net interest income if the Corporation was unable to meet its cash flow needs at a reasonable cost.
Liquidity is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The Corporation manages its funding needs by maintaining a level of liquid funds through its asset/liability management process. The Corporation's largest sources of liquidity on a consolidated basis are the deposit base that comes from consumer, business and municipal customers within the Corporation's local markets, principal payments on loans, maturing investment securities, cash held at the FRB, unpledged investment securities available-for-sale and federal funds sold. Excluding brokered deposits and deposits acquired in the branch acquisition transaction as of the date of acquisition, total deposits increased $104 million and $193 million during the three and twelve months ended March 31, 2013, respectively. The Corporation's loan-to-deposit ratio was 83.6% at March 31, 2013 compared to 84.7% at December 31, 2012 and 86.1% at March 31, 2012. The Corporation had $477 million of cash deposits held at the FRB at March 31, 2013, compared to $514 million at December 31, 2012 and $353 million at March 31, 2012. In addition, at March 31, 2013, the Corporation had unpledged investment securities available-for-sale with an amortized cost of $165 million. The Corporation also has available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.
Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB that are generally secured by residential mortgage first lien loans. The Corporation considers advances from the FHLB as its primary wholesale source of liquidity. During the first quarter of 2013, the Corporation prepaid all of its FHLB advances outstanding totaling $34.3 million. The Corporation prepaid the FHLB advances to improve its net interest income in 2013. The impact of the prepayment of FHLB advances will result in an increase in net interest income in 2013 of approximately $0.3 million. The Corporation's additional borrowing availability from the FHLB, based on its FHLB capital stock and subject to certain requirements, was $341 million at March 31, 2013. Chemical Bank can also borrow from the FRB's discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At March 31, 2013, Chemical Bank maintained an unused borrowing capacity of $22 million with the FRB's discount window based upon pledged collateral as of that date. It is management's opinion that the Corporation's borrowing capacity could be expanded, if deemed necessary, as Chemical Bank has additional borrowing capacity available at the FHLB that could be used if it increased its investment in FHLB capital stock, and Chemical Bank has a significant amount of additional assets that could be used as collateral at the FRB's discount window.
The Corporation manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements. The Corporation's primary source of liquidity is dividends from Chemical Bank.
Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. Such restrictions include, but are not limited to, capital adequacy levels and earnings limitations. Chemical Bank, as a member of the Federal Reserve, may not declare or pay a dividend if the total of all dividends declared in a calendar year exceeds the excess earnings (net income less dividends) during the current calendar year and the prior two calendar years unless the dividend has been approved by the Federal Reserve Board. At March 31, 2013, Chemical Bank's earnings in excess of dividends paid for the current and prior two calendar years totaled $57.2 million. During the three months ended March 31, 2013, Chemical Bank paid $5.8 million in cash dividends to the Corporation, and the Corporation paid cash dividends to shareholders of $5.8 million. During 2012, Chemical Bank paid $27.6 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $22.6 million. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to the Corporation's shareholders. Over the long term, cash dividends to shareholders are dependent upon earnings, as well as capital requirements, regulatory restraints and other factors affecting Chemical Bank.

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
The Corporation's interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast (base case). At March 31, 2013, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. Additionally, at March 31, 2013, the Corporation projected the change in net interest income of an immediate 400 basis point increase in market interest rates. The Corporation did not project a 400 basis point decrease in interest rates at March 31, 2013 as the likelihood of a decrease of this size was considered unlikely given prevailing interest rate levels. These projections were based on the Corporation's assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and residential mortgage and consumer loans. The ALCO regularly monitors the Corporation's forecasted net interest income sensitivity to ensure that it remains within established limits.
A summary of the Corporation's interest rate sensitivity at March 31, 2013 follows:

	Gradual Change					Immediate Change
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400
Percent change in net interest income vs. constant rates	(4.2)%	(2.4)%	—	0.7%	0.7%	4.7%
At March 31, 2013, the Corporation's model simulations projected that 100, 200 and 400 basis point increases in interest rates, as previously discussed, would result in positive variances in net interest income of 0.7%, 0.7% and 4.7%, respectively, relative to the base case over the next twelve-month period, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.4% and 4.2%, respectively, relative to the base case over the next twelve-month period. The likelihood of a decrease in interest rates beyond 100 basis points at March 31, 2013 was considered to be unlikely given prevailing interest rate levels.

Future increases in market interest rates are not expected to have a significant immediate favorable impact on the Corporation's net interest income at the time of such increases because of the low percentage of variable interest rate loans in the Corporation's loan portfolio and a large percentage of variable interest rate loans at interest rate floors at March 31, 2013. Variable interest rate loans comprised 28% of the Corporation's loan portfolio at March 31, 2013, compared to 27% at December 31, 2012 and 29% at March 31, 2012. Approximately two-thirds of the Corporation's variable interest rate loans were at an interest rate floor and are expected to remain at their floor until they mature or market interest rates rise more than 75 basis points. To reduce the risk of rising interest rates adversely impacting net interest income, the Corporation has positioned its balance sheet to be more asset sensitive by holding some variable rate instruments in its investment securities portfolio. Variable rate investment securities at March 31, 2013 were $263 million, or 27% of total investment securities, compared to $281 million, or 34% of total investment securities, at December 31, 2012 and $294 million, or 34% of total investment securities, at March 31, 2012. The reduction in the composition of variable rate investment securities at March 31, 2013 was primarily attributable to the Corporation investing cash acquired in the branch acquisition transaction in short-term investment securities with primarily fixed interest rates during the first quarter of 2013. The interest rate sensitivity of the Corporation's balance sheet was also impacted by the level of cash held at the FRB, which totaled $477 million at March 31, 2013, compared to $514 million at December 31, 2012 and $353 million at March 31, 2012. The FOMC has indicated that it will keep the federal funds rate at between zero and 0.25% at least through mid-2015, and therefore, corresponding increases in other market interest rates that are generally tied to the federal funds rate, such as the prime interest rate, are not expected to increase during 2013.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information concerning quantitative and qualitative disclosures about market risk is contained in the discussion regarding interest rate risk and sensitivity under the captions “Liquidity” and “Market Risk” herein and in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012.
The Corporation does not believe that there has been a material change in the nature or categories of the Corporation's primary market risk exposure, or the particular markets that present the primary risk of loss to the Corporation. As of the date of this report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Corporation manages its primary market risk exposure, as described in its Annual Report on Form 10-K for the year ended December 31, 2012, have not changed materially during the current year. As of the date of this report, the Corporation does not expect to make material changes in those methods in the near term. The Corporation may change those methods in the future to adapt to changes in circumstances or to implement new techniques.
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
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this report. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part II. Other Information
Item 1A. Risk Factors
Information concerning risk factors is contained in the discussion in Item 1A, “Risk Factors,” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012. As of the date of this report, the Corporation does not believe that there has been a material change in the nature or categories of the Corporation's risk factors, as compared to the information disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following schedule summarizes the Corporation's total monthly share repurchase activity for the three months ended March 31, 2013:

	Issuer Purchases of Equity Securities
Period Beginning on First Day of Month Ended	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
January 31, 2013	439	$24.60	—	500,000
February 28, 2013	14,822	23.45	—	500,000
March 31, 2013	4,170	26.29	—	500,000
Total	19,431	$25.37	—

(1)
Includes shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by employees who received shares of the Corporation's common stock during the three months ended March 31, 2013 upon conversion of vested restricted stock performance units and by holders of employee stock options who exercised options during the three months ended March 31, 2013. The Corporation's share-based compensation plans permit employees to use stock to satisfy such obligations based on the market value of the stock on the date of conversion or date of exercise, as applicable.

In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation's common stock in the open market. The repurchased shares are available for later reissuance in connection with potential future stock dividends, the Corporation's dividend reinvestment plan, employee benefit plans and other general corporate purposes. No shares were repurchased under the Corporation's Common Stock Repurchase Program during the three months ended March 31, 2013.

Item 6. Exhibits
Exhibits. The following exhibits are filed as part of this report on Form 10-Q:

Exhibit Number	Document

3.1
Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 5, 2011. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K dated January 20, 2009, filed with the SEC on January 23, 2009. Here incorporated by reference.

4.1	Restated Articles of Incorporation. Exhibit 3.1 is here incorporated by reference.

4.2	Bylaws. Exhibit 3.2 is here incorporated by reference.

10.1	Chemical Financial Corporation Deferred Compensation Plan.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. §1350.

101.1	Interactive Data File.*

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

CHEMICAL FINANCIAL CORPORATION

Date:	April 30, 2013	By:	/s/ David B. Ramaker
David B. Ramaker
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date:	April 30, 2013	By:	/s/ Lori A. Gwizdala
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

3.2	Bylaws. Previously filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K dated January 20, 2009, filed with the SEC on January 23, 2009. Here incorporated by reference.

4.1	Restated Articles of Incorporation. Exhibit 3.1 is here incorporated by reference.

4.2	Bylaws. Exhibit 3.2 is here incorporated by reference.

10.1	Chemical Financial Corporation Deferred Compensation Plan.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. §1350.

101.1	Interactive Data File.*

*
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “Filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.