Form 10-Q
period 2013-06-30
CHEMICAL FINANCIAL CORP
filed 2013-08-05
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s Common Stock, $1 par value, as of July 19, 2013, was 27,539,379 shares.

INDEX
Chemical Financial Corporation
Form 10-Q

Forward-Looking Statements
This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and Chemical Financial Corporation (Corporation). Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "judgment," "opinion," "plans," "predicts," "probable," "projects," "should," "trend," "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to future levels of loan charge-offs, future levels of provisions for loan losses, real estate valuation, future levels of nonperforming assets, the rate of asset dispositions, future capital levels, future dividends, future growth and funding sources, future liquidity levels, future profitability levels, future deposit insurance premiums, the effects on earnings of future changes in interest rates, the future level of other revenue sources, future economic trends and conditions, future initiatives to expand the Corporation's market share, expected cash flows from acquired loans, future effects of new or changed accounting standards, future opportunities for acquisitions, the impact of branch acquisition transactions on the Corporation's business, opportunities to increase top line revenues, the Corporation's ability to grow its core franchise, future cost savings and the Corporation's ability to maintain adequate liquidity and capital based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators. All statements referencing future time periods are forward-looking. Management's determination of the provision and allowance for loan losses; the carrying value of acquired loans, goodwill and mortgage servicing rights; the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment); and management's assumptions concerning pension and other postretirement benefit plans involve judgments that are inherently forward-looking. There can be no assurance that future loan losses will be limited to the amounts estimated. All of the information concerning interest rate sensitivity is forward-looking. The future effect of changes in the financial and credit markets and the national and regional economies on the banking industry, generally, and on the Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.
Risk factors include, but are not limited to, the risk factors described in Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I. Financial Information

Item 1.    Financial Statements
Chemical Financial Corporation
Consolidated Statements of Financial Position

	June 30, 2013	December 31, 2012	June 30, 2012
	(Unaudited)		(Unaudited)
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$137,586	$142,467	$122,010
Interest-bearing deposits with the Federal Reserve Bank	69,371	513,668	119,813
Total cash and cash equivalents	206,957	656,135	241,823
Investment securities:
Available-for-sale, at fair value	734,052	586,809	680,231
Held-to-maturity (fair value - $271,397 at June 30, 2013, $229,922 at December 31, 2012 and $213,852 at June 30, 2012)	274,715	229,977	213,034
Total investment securities	1,008,767	816,786	893,265
Loans held-for-sale	9,180	17,665	12,625
Loans	4,335,871	4,167,735	3,962,342
Allowance for loan losses	(82,184)	(84,491)	(86,711)
Net loans	4,253,687	4,083,244	3,875,631
Premises and equipment (net of accumulated depreciation of $96,036 at June 30, 2013, $93,207 at December 31, 2012 and $89,261 at June 30, 2012)	73,379	75,458	67,382
Goodwill	120,164	120,164	113,414
Other intangible assets	14,354	15,388	10,607
Interest receivable and other assets	119,723	132,412	137,034
Total Assets	$5,806,211	$5,917,252	$5,351,781
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$1,107,453	$1,085,857	$974,412
Interest-bearing	3,706,732	3,835,586	3,409,132
Total deposits	4,814,185	4,921,443	4,383,544
Interest payable and other liabilities	35,460	54,716	41,323
Short-term borrowings	346,995	310,463	299,748
Federal Home Loan Bank (FHLB) advances	—	34,289	38,177
Total liabilities	5,196,640	5,320,911	4,762,792
Shareholders’ equity:
Preferred stock, no par value:
Authorized – 200,000 shares, none issued	—	—	—
Common stock, $1 par value per share:
Authorized — 45,000,000 shares
Issued and outstanding — 27,537,554 shares at June 30, 2013, 27,498,868 shares at December 31, 2012 and 27,497,442 shares at June 30, 2012	27,538	27,499	27,497
Additional paid-in capital	434,479	433,195	432,098
Retained earnings	182,619	166,766	153,558
Accumulated other comprehensive loss	(35,065)	(31,119)	(24,164)
Total shareholders’ equity	609,571	596,341	588,989
Total Liabilities and Shareholders’ Equity	$5,806,211	$5,917,252	$5,351,781
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$48,029	$47,894	$95,934	$96,150
Interest on investment securities:
Taxable	2,585	2,587	5,023	5,152
Tax-exempt	1,587	1,465	3,151	2,950
Dividends on nonmarketable equity securities	400	380	551	510
Interest on deposits with the Federal Reserve Bank	180	141	501	369
Total interest income	52,781	52,467	105,160	105,131
Interest Expense
Interest on deposits	4,264	5,659	8,830	11,761
Interest on short-term borrowings	121	108	235	212
Interest on FHLB advances	—	254	47	517
Total interest expense	4,385	6,021	9,112	12,490
Net Interest Income	48,396	46,446	96,048	92,641
Provision for loan losses	3,000	4,000	6,000	9,000
Net interest income after provision for loan losses	45,396	42,446	90,048	83,641
Noninterest Income
Service charges and fees on deposit accounts	5,535	5,013	10,730	9,518
Wealth management revenue	3,879	3,169	7,324	6,090
Other charges and fees for customer services	4,303	3,684	8,954	7,049
Mortgage banking revenue	1,649	1,417	3,661	2,602
Gain on sale of investment securities	257	—	1,104	—
Gain on sale of merchant card services	—	—	—	1,280
Other	325	661	414	730
Total noninterest income	15,948	13,944	32,187	27,269
Operating Expenses
Salaries, wages and employee benefits	24,628	20,539	47,997	41,108
Occupancy	3,380	2,973	7,043	6,127
Equipment and software	3,447	3,127	6,897	6,245
Other	9,586	9,560	21,061	19,690
Total operating expenses	41,041	36,199	82,998	73,170
Income before income taxes	20,303	20,191	39,237	37,740
Federal income tax expense	6,100	6,325	11,800	11,500
Net Income	$14,203	$13,866	$27,437	$26,240
Net Income Per Common Share:
Basic	$0.52	$0.50	$1.00	$0.95
Diluted	0.51	0.50	0.99	0.95
Cash Dividends Declared Per Common Share	0.21	0.20	0.42	0.40
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$14,203	$13,866	$27,437	$26,240
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investment securities available-for-sale, net of tax expense (benefit) of $(2,714) and $(214) for the three months ended June 30, 2013 and 2012, respectively, and $(2,487) and $255 for the six months ended June 30, 2013 and 2012, respectively	(5,041)	(398)	(4,621)	474
Reclassification adjustment for realized gain on sale of investment securities available-for-sale included in net income, net of tax expense of $4 for the three months ended June 30, 2013 and $300 for the six months ended June 30, 2013	(7)	—	(558)	—
Adjustment for pension and other postretirement benefits, net of tax expense of $332 and $186 for the three months ended June 30, 2013 and 2012, respectively, and $664 and $372 for the six months ended June 30, 2013 and 2012, respectively	617	345	1,233	691
Total other comprehensive income (loss), net of tax	(4,431)	(53)	(3,946)	1,165
Comprehensive income	$9,772	$13,813	$23,491	$27,405
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share data)
Balances at January 1, 2012	$27,457	$431,277	$138,324	$(25,329)	$571,729
Comprehensive income			26,240	1,165	27,405
Cash dividends declared and paid of $0.40 per share			(11,006)		(11,006)
Shares issued – directors’ stock plans	16	307			323
Shares issued – restricted stock units	24	(272)			(248)
Share-based compensation		786			786
Balances at June 30, 2012	$27,497	$432,098	$153,558	$(24,164)	$588,989

Balances at January 1, 2013	$27,499	$433,195	$166,766	$(31,119)	$596,341
Comprehensive income			27,437	(3,946)	23,491
Cash dividends declared and paid of $0.42 per share			(11,584)		(11,584)
Shares issued – stock options	3	13			16
Shares issued – directors’ stock plans	13	292			305
Shares issued – restricted stock units	23	(402)			(379)
Share-based compensation		1,381			1,381
Balances at June 30, 2013	$27,538	$434,479	$182,619	$(35,065)	$609,571
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2013	2012
	(In thousands)
Operating Activities
Net income	$27,437	$26,240
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,000	9,000
Gains on sales of loans	(4,565)	(4,143)
Proceeds from sales of loans	134,908	162,143
Loans originated for sale	(121,858)	(151,807)
Net gains on sales of other real estate and repossessed assets	(1,009)	(941)
Depreciation of premises and equipment	4,373	4,019
Amortization of intangible assets	1,994	2,068
Gain on sale of investment securities	(1,104)	—
Net amortization of premiums and discounts on investment securities	1,954	2,601
Share-based compensation expense	1,381	786
Contributions to defined benefit pension plan	(15,000)	(12,000)
Net decrease in interest receivable and other assets	9,425	13,471
Net increase (decrease) in interest payable and other liabilities	(2,360)	380
Net cash provided by operating activities	41,576	51,817
Investing Activities
Investment securities – available-for-sale:
Proceeds from sales	38,028	—
Proceeds from maturities, calls and principal reductions	82,474	125,613
Purchases	(276,460)	(140,529)
Investment securities – held-to-maturity:
Proceeds from maturities, calls and principal reductions	38,298	34,338
Purchases	(83,137)	(63,944)
Net increase in loans	(179,526)	(149,113)
Proceeds from sales of other real estate and repossessed assets	8,902	10,350
Purchases of premises and equipment and branch bank property, net of disposals	(2,676)	(5,404)
Net cash used in investing activities	(374,097)	(188,689)
Financing Activities
Net increase (decrease) in interest- and noninterest-bearing demand deposits and savings accounts	(14,620)	81,196
Net decrease in time deposits	(92,638)	(64,509)
Net increase (decrease) in short-term borrowings	36,532	(4,038)
Repayment of FHLB advances	(34,289)	(4,880)
Cash dividends paid	(11,584)	(11,006)
Proceeds from directors’ stock plans and exercise of stock options, net of shares withheld	321	240
Shares issued, net of shares withheld, for restricted stock units	(379)	(248)
Net cash used in financing activities	(116,657)	(3,245)
Net decrease in cash and cash equivalents	(449,178)	(140,117)
Cash and cash equivalents at beginning of period	656,135	381,940
Cash and cash equivalents at end of period	$206,957	$241,823
Supplemental Disclosure of Cash Flow Information:
Interest paid	$9,528	$12,882
Loans transferred to other real estate and repossessed assets	3,083	7,434
Closed branch offices transferred to other real estate	382	—
Federal income taxes paid	5,700	1,350
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

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
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments believed necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
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
Reclassifications
Certain amounts in the consolidated statements of income for the three and six months ended June 30, 2012 have been reclassified to conform with the 2013 presentation. Such reclassifications had no effect on the Corporation's shareholders' equity or net income.
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
June 30, 2013

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
June 30, 2013

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
June 30, 2013

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
The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Corporation to record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At June 30, 2013 and December 31, 2012, the Corporation elected the fair value option on all of its loans held-for-sale. The Corporation had not elected the fair value option for any financial assets or liabilities at June 30, 2012.
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
June 30, 2013

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
Uncertain income tax positions are evaluated to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50% likely to be realized. Reserves for contingent income tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of audits or examinations. The Corporation had no contingent income tax liabilities recorded at June 30, 2013, December 31, 2012 or June 30, 2012. The tax periods open to examination by the Internal Revenue Service include the calendar years ended December 31, 2012, 2011, 2010 and 2009.
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
In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation’s common stock under a stock repurchase program. In November 2011, the board of directors of the Corporation reaffirmed the stock buy-back authorization with the qualification that the shares may only be repurchased if the share price is below the tangible book value per share of the Corporation’s common stock at the time of the repurchase. Since the January 2008 authorization, no shares have been repurchased. At June 30, 2013, there were 500,000 remaining shares available for repurchase under the Corporation’s stock repurchase programs.
Preferred Stock
On April 20, 2009, the shareholders of the Corporation authorized the board of directors of the Corporation to issue up to 200,000 shares of preferred stock in connection with either an acquisition by the Corporation of an entity that has shares of preferred stock issued and outstanding pursuant to any program established by the United States government or participation by the Corporation in any program established by the United States government. At June 30, 2013, no shares of preferred stock were issued and outstanding.
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
June 30, 2013

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
Upon acquisition, the OAK loan portfolio had contractually required principal and interest payments receivable of $683 million and $97 million, respectively, expected principal and interest cash flows of $636 million and $88 million, respectively, and a fair value of $627 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $56 million at the acquisition date, with $47 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $97 million at the acquisition date. The outstanding contractual principal balance and the carrying amount of the acquired loan portfolio were $370 million and $345 million, respectively, at June 30, 2013, compared to $419 million and $393 million, respectively, at December 31, 2012 and $477 million and $447 million, respectively, at June 30, 2012.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

Activity for the accretable yield, which includes contractually due interest for acquired loans that have been renewed or extended since the date of acquisition and continue to be accounted for in loan pools in accordance with ASC 310-30, follows:

	Six Months Ended
	June 30,
	2013	2012
	(In thousands)
Balance at beginning of period	$49,390	$68,305
Additions (reductions)*	(1,874)	4,564
Accretion recognized in interest income	(9,321)	(12,784)
Reclassification from nonaccretable difference	125	—
Balance at end of period	$38,320	$60,085

*
Represents additions of estimated contractual interest expected to be collected from acquired loans being renewed or extended, less reductions in contractual interest resulting from the early payoff of acquired loans.

Note 3: Investment Securities
The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at June 30, 2013, December 31, 2012 and June 30, 2012:

	Investment Securities Available-for-Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
June 30, 2013
Government sponsored agencies	$92,239	$249	$400	$92,088
State and political subdivisions	44,288	1,500	8	45,780
Residential mortgage-backed securities	311,425	1,166	4,219	308,372
Collateralized mortgage obligations	221,025	463	973	220,515
Corporate bonds	65,077	692	254	65,515
Preferred stock	1,389	393	—	1,782
Total	$735,443	$4,463	$5,854	$734,052
December 31, 2012
Government sponsored agencies	$97,529	$241	$213	$97,557
State and political subdivisions	47,663	2,302	—	49,965
Residential mortgage-backed securities	96,320	3,100	9	99,411
Collateralized mortgage obligations	262,790	984	182	263,592
Corporate bonds	69,788	546	539	69,795
Preferred stock	6,144	345	—	6,489
Total	$580,234	$7,518	$943	$586,809
June 30, 2012
Government sponsored agencies	$95,021	$205	$81	$95,145
State and political subdivisions	49,799	2,397	65	52,131
Residential mortgage-backed securities	109,730	3,561	200	113,091
Collateralized mortgage obligations	321,178	1,321	602	321,897
Corporate bonds	92,498	162	894	91,766
Preferred stock	6,144	57	—	6,201
Total	$674,370	$7,703	$1,842	$680,231

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

	Investment Securities Held-to-Maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
June 30, 2013
State and political subdivisions	$264,215	$6,113	$5,181	$265,147
Trust preferred securities	10,500	—	4,250	6,250
Total	$274,715	$6,113	$9,431	$271,397
December 31, 2012
State and political subdivisions	$219,477	$8,087	$3,367	$224,197
Trust preferred securities	10,500	—	4,775	5,725
Total	$229,977	$8,087	$8,142	$229,922
June 30, 2012
State and political subdivisions	$202,534	$7,751	$1,108	$209,177
Trust preferred securities	10,500	—	5,825	4,675
Total	$213,034	$7,751	$6,933	$213,852
The majority of the Corporation’s residential mortgage-backed securities and collateralized mortgage obligations are backed by a U.S. government agency (Government National Mortgage Association) or a government sponsored enterprise (Federal Home Loan Mortgage Corporation or Federal National Mortgage Association).
During the second quarter of 2013, the Corporation sold a $4.8 million preferred stock investment security, which was carried at cost, and recognized a gross gain on the sale of $0.2 million.
At June 30, 2013, the Corporation held $10.5 million of trust preferred investment securities that were recorded as held-to-maturity, with $10.0 million of these securities representing a 100% interest in a trust preferred investment security of a small non-public bank holding company in Michigan that has been assessed by the Corporation as financially strong. The remaining $0.5 million represents a 10% interest in another trust preferred investment security of a small non-public bank holding company located in Michigan that was categorized as well-capitalized under regulatory guidelines at June 30, 2013.
At June 30, 2013, it was the Corporation’s opinion that the market for trust preferred investment securities was not active, and thus, in accordance with GAAP, when there is a significant decrease in the volume and activity for an asset or liability in relation to normal market activity, adjustments to transaction or quoted prices may be necessary or a change in valuation technique or multiple valuation techniques may be appropriate. The Corporation obtained pricing information for its trust preferred investment securities from an independent third-party pricing source. The pricing information was based on both observable inputs and appropriate risk adjustments that market participants would make for possible nonperformance, illiquidity and issuer specifics such as size, leverage position and location. The observable inputs were based on the existing market and insight into appropriate rate of return adjustments that market participants would require for the additional risk associated with a single issue investment security of this nature. Based on the information obtained from the independent third-party pricing source, the Corporation calculated a fair value at June 30, 2013 of $6.0 million on its $10.0 million trust preferred investment security and $0.2 million on its $0.5 million trust preferred investment security, resulting in a combined unrealized loss of $4.3 million at that date. At June 30, 2013, the Corporation concluded that the $4.3 million of combined unrealized loss on the trust preferred investment securities was temporary in nature.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

The following is a summary of the amortized cost and fair value of investment securities at June 30, 2013, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

	June 30, 2013
	Amortized Cost	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$101,422	$101,999
Due after one year through five years	109,213	110,633
Due after five years through ten years	446,924	443,441
Due after ten years	76,495	76,197
Preferred stock	1,389	1,782
Total	$735,443	$734,052
Investment Securities Held-to-Maturity:
Due in one year or less	$46,155	$46,148
Due after one year through five years	118,260	119,256
Due after five years through ten years	74,190	75,179
Due after ten years	36,110	30,814
Total	$274,715	$271,397
The following schedule summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized losses at June 30, 2013, December 31, 2012 and June 30, 2012, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
June 30, 2013
Government sponsored agencies	$58,646	$400	$—	$—	$58,646	$400
State and political subdivisions	128,062	4,707	19,378	482	147,440	5,189
Residential mortgage-backed securities	267,211	4,217	257	2	267,468	4,219
Collateralized mortgage obligations	100,469	939	8,083	34	108,552	973
Corporate bonds	4,881	130	19,876	124	24,757	254
Trust preferred securities	—	—	6,250	4,250	6,250	4,250
Total	$559,269	$10,393	$53,844	$4,892	$613,113	$15,285
December 31, 2012
Government sponsored agencies	$46,103	$213	$—	$—	$46,103	$213
State and political subdivisions	70,675	2,257	8,046	1,110	78,721	3,367
Residential mortgage-backed securities	273	1	1,305	8	1,578	9
Collateralized mortgage obligations	19,331	10	36,835	172	56,166	182
Corporate bonds	4,747	253	34,707	286	39,454	539
Trust preferred securities	—	—	5,725	4,775	5,725	4,775
Total	$141,129	$2,734	$86,618	$6,351	$227,747	$9,085
June 30, 2012
Government sponsored agencies	$30,177	$61	$9,516	$20	$39,693	$81
State and political subdivisions	49,355	1,100	8,258	73	57,613	1,173
Residential mortgage-backed securities	13,038	23	19,988	177	33,026	200
Collateralized mortgage obligations	30,651	296	52,335	306	82,986	602
Corporate bonds	49,984	726	14,831	168	64,815	894
Trust preferred securities	—	—	4,675	5,825	4,675	5,825
Total	$173,205	$2,206	$109,603	$6,569	$282,808	$8,775

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security, as of June 30, 2013, represented an other-than-temporary impairment (OTTI). Management believed that the unrealized losses on investment securities at June 30, 2013 were temporary in nature and due primarily to changes in interest rates, increased credit spreads and reduced market liquidity and not as a result of credit-related issues. Unrealized losses of $4.3 million in the trust preferred securities portfolio, related to trust preferred securities of two well-capitalized bank holding companies in Michigan, were attributable to the illiquidity in financial markets for these types of investments. The Corporation performed an analysis of the creditworthiness of these issuers and concluded that, at June 30, 2013, the Corporation expected to recover the entire amortized cost basis of these investment securities.
At June 30, 2013, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, at June 30, 2013, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. However, there is no assurance that OTTI may not occur in the future.
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
Land development — Secured development loans made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date. Land development loans at June 30, 2013, December 31, 2012 and June 30, 2012 were primarily comprised of loans to develop residential properties.
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
June 30, 2013

Commercial, commercial real estate, real estate construction and land development loans are referred to as the Corporation’s commercial loan portfolio, while residential mortgage, consumer installment and home equity loans are referred to as the Corporation’s consumer loan portfolio. A summary of loans follows:

	June 30, 2013	December 31, 2012	June 30, 2012
	(In thousands)
Commercial loan portfolio:
Commercial	$1,091,894	$1,002,722	$915,352
Commercial real estate	1,172,347	1,161,861	1,119,655
Real estate construction	73,448	62,689	54,538
Land development	27,181	37,548	39,689
Subtotal	2,364,870	2,264,820	2,129,234
Consumer loan portfolio:
Residential mortgage	898,816	883,835	873,214
Consumer installment	577,241	546,036	535,283
Home equity	494,944	473,044	424,611
Subtotal	1,971,001	1,902,915	1,833,108
Total loans	$4,335,871	$4,167,735	$3,962,342
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
The Corporation has a commercial loan portfolio approval process involving underwriting and individual and group loan approval authorities to consider credit quality and loss exposure at loan origination. The loans in the Corporation’s commercial loan portfolio are risk rated at origination based on the grading system set forth below. The approval authority of relationship managers is established based on experience levels, with credit decisions greater than $1.0 million requiring group loan authority approval, except for four executive and senior officers who have varying limits exceeding $1.5 million and up to $3.5 million. With respect to the group loan authorities, the Corporation has a loan committee, consisting of certain executive and senior officers, that meets weekly to consider loans ranging in amounts from $1.0 million to $5.0 million, depending on risk rating and credit action required. A directors’ loan committee, consisting of nine members of the board of directors, including the chief executive officer and senior credit officer, meets bi-weekly to consider loans in amounts over $5.0 million, and certain loans under $5.0 million depending on a loan’s risk rating and credit action required. Loans over $10.0 million require majority approval of the full board of directors.
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
June 30, 2013

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

The following schedule presents the recorded investment of loans in the commercial loan portfolio by risk rating categories at June 30, 2013, December 31, 2012 and June 30, 2012:

	Commercial	Real Estate Commercial	Real Estate Construction	Land Development	Total
	(In thousands)
June 30, 2013
Originated Portfolio:
Risk Grades 1-5	$919,985	$897,960	$59,575	$9,315	$1,886,835
Risk Grade 6	26,848	43,650	58	434	70,990
Risk Grade 7	29,025	33,464	1,058	5,751	69,298
Risk Grade 8	9,693	28,048	183	3,434	41,358
Risk Grade 9	1,359	450	—	—	1,809
Subtotal	986,910	1,003,572	60,874	18,934	2,070,290
Acquired Portfolio:
Risk Grades 1-5	100,241	152,906	12,574	5,682	271,403
Risk Grade 6	2,315	5,696	—	—	8,011
Risk Grade 7	699	8,720	—	—	9,419
Risk Grade 8	1,729	1,453	—	2,565	5,747
Risk Grade 9	—	—	—	—	—
Subtotal	104,984	168,775	12,574	8,247	294,580
Total	$1,091,894	$1,172,347	$73,448	$27,181	$2,364,870
December 31, 2012
Originated Portfolio:
Risk Grades 1-5	$827,112	$846,901	$47,847	$15,010	$1,736,870
Risk Grade 6	38,066	45,261	59	497	83,883
Risk Grade 7	16,831	26,343	—	6,367	49,541
Risk Grade 8	12,540	33,345	1,217	4,184	51,286
Risk Grade 9	2,061	4,315	—	—	6,376
Subtotal	896,610	956,165	49,123	26,058	1,927,956
Acquired Portfolio:
Risk Grades 1-5	93,281	188,499	13,566	8,419	303,765
Risk Grade 6	8,225	5,900	—	237	14,362
Risk Grade 7	2,169	9,677	—	—	11,846
Risk Grade 8	2,437	1,620	—	2,834	6,891
Risk Grade 9	—	—	—	—	—
Subtotal	106,112	205,696	13,566	11,490	336,864
Total	$1,002,722	$1,161,861	$62,689	$37,548	$2,264,820
June 30, 2012
Originated Portfolio:
Risk Grades 1-5	$727,713	$773,312	$35,496	$15,950	$1,552,471
Risk Grade 6	23,651	37,144	—	3,915	64,710
Risk Grade 7	23,213	38,577	701	5,526	68,017
Risk Grade 8	12,235	38,509	408	3,077	54,229
Risk Grade 9	438	3,182	—	—	3,620
Subtotal	787,250	890,724	36,605	28,468	1,743,047
Acquired Portfolio:
Risk Grades 1-5	107,624	205,091	17,933	7,887	338,535
Risk Grade 6	13,158	12,560	—	—	25,718
Risk Grade 7	1,611	9,398	—	—	11,009
Risk Grade 8	5,709	1,882	—	3,334	10,925
Risk Grade 9	—	—	—	—	—
Subtotal	128,102	228,931	17,933	11,221	386,187
Total	$915,352	$1,119,655	$54,538	$39,689	$2,129,234

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

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
The following schedule presents the recorded investment of loans in the consumer loan portfolio based on loans in a performing status and loans in a nonperforming status at June 30, 2013, December 31, 2012 and June 30, 2012:

	Residential Mortgage	Consumer Installment	Home Equity	Total Consumer
	(In thousands)
June 30, 2013
Originated Loans:
Performing	$873,543	$574,354	$455,490	$1,903,387
Nonperforming	12,651	552	3,753	16,956
Subtotal	886,194	574,906	459,243	1,920,343
Acquired Loans:
Performing	12,622	2,335	35,583	50,540
Nonperforming	—	—	118	118
Subtotal	12,622	2,335	35,701	50,658
Total	$898,816	$577,241	$494,944	$1,971,001
December 31, 2012
Originated Loans:
Performing	$854,882	$543,339	$429,734	$1,827,955
Nonperforming	14,988	739	3,502	19,229
Subtotal	869,870	544,078	433,236	1,847,184
Acquired Loans:
Performing	13,843	1,958	39,637	55,438
Nonperforming	122	—	171	293
Subtotal	13,965	1,958	39,808	55,731
Total	$883,835	$546,036	$473,044	$1,902,915
June 30, 2012
Originated Loans:
Performing	$839,464	$531,701	$378,196	$1,749,361
Nonperforming	17,551	1,182	3,969	22,702
Subtotal	857,015	532,883	382,165	1,772,063
Acquired Loans:
Performing	15,773	2,400	42,134	60,307
Nonperforming	426	—	312	738
Subtotal	16,199	2,400	42,446	61,045
Total	$873,214	$535,283	$424,611	$1,833,108

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

Nonperforming Loans
A summary of nonperforming loans follows:

	June 30, 2013	December 31, 2012	June 30, 2012
	(In thousands)
Nonaccrual loans:
Commercial	$11,052	$14,601	$12,673
Commercial real estate	28,498	37,660	41,691
Real estate construction	183	1,217	408
Land development	3,434	4,184	3,077
Residential mortgage	9,241	10,164	12,613
Consumer installment	552	739	1,182
Home equity	3,064	2,733	2,812
Total nonaccrual loans	56,024	71,298	74,456
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	1	—	300
Commercial real estate	78	87	269
Real estate construction	—	—	—
Land development	—	—	—
Residential mortgage	164	1,503	840
Consumer installment	—	—	—
Home equity	689	769	1,157
Total accruing loans contractually past due 90 days or more as to interest or principal payments	932	2,359	2,566
Nonperforming TDRs:
Commercial loan portfolio	19,140	13,876	11,691
Consumer loan portfolio	3,246	3,321	4,098
Total nonperforming TDRs	22,386	17,197	15,789
Total nonperforming loans	$79,342	$90,854	$92,811
The Corporation’s loans reported as TDRs do not include loans that are in a nonaccrual status that have been modified by the Corporation due to the borrower experiencing financial difficulty and for which a concession has been granted, as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these modified loans. The Corporation’s nonaccrual loans at June 30, 2013, December 31, 2012 and June 30, 2012 included $40.1 million, $47.5 million and $33.4 million, respectively, of these modified loans.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

Impaired Loans
The following schedule presents impaired loans by classes of loans at June 30, 2013, December 31, 2012 and June 30, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
June 30, 2013
Impaired loans with a valuation allowance:
Commercial	$4,569	$5,618	$1,610
Commercial real estate	8,822	10,162	2,112
Real estate construction	—	—	—
Land development	2,039	2,872	130
Residential mortgage	17,406	17,406	582
Subtotal	32,836	36,058	4,434
Impaired loans with no related valuation allowance:
Commercial	21,969	25,934	—
Commercial real estate	42,913	56,117	—
Real estate construction	397	467	—
Land development	8,495	11,675	—
Residential mortgage	9,241	9,241	—
Consumer installment	552	552	—
Home equity	3,064	3,064	—
Subtotal	86,631	107,050	—
Total impaired loans:
Commercial	26,538	31,552	1,610
Commercial real estate	51,735	66,279	2,112
Real estate construction	397	467	—
Land development	10,534	14,547	130
Residential mortgage	26,647	26,647	582
Consumer installment	552	552	—
Home equity	3,064	3,064	—
Total	$119,467	$143,108	$4,434
December 31, 2012
Impaired loans with a valuation allowance:
Commercial	$6,368	$6,818	$1,966
Commercial real estate	17,267	17,607	5,359
Real estate construction	171	171	75
Land development	254	254	50
Residential mortgage	18,901	18,901	658
Subtotal	42,961	43,751	8,108
Impaired loans with no related valuation allowance:
Commercial	23,230	27,959	—
Commercial real estate	37,223	48,531	—
Real estate construction	1,046	1,116	—
Land development	10,867	15,112	—
Residential mortgage	10,164	10,164	—
Consumer installment	739	739	—
Home equity	2,733	2,733	—
Subtotal	86,002	106,354	—
Total impaired loans:
Commercial	29,598	34,777	1,966
Commercial real estate	54,490	66,138	5,359
Real estate construction	1,217	1,287	75
Land development	11,121	15,366	50
Residential mortgage	29,065	29,065	658
Consumer installment	739	739	—
Home equity	2,733	2,733	—
Total	$128,963	$150,105	$8,108

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
June 30, 2012
Impaired loans with a valuation allowance:
Commercial	$4,112	$4,813	$1,423
Commercial real estate	19,581	21,555	5,750
Real estate construction	181	181	134
Land development	972	1,008	154
Residential mortgage	18,399	18,399	677
Subtotal	43,245	45,956	8,138
Impaired loans with no related valuation allowance:
Commercial	23,690	28,827	—
Commercial real estate	38,947	51,008	—
Real estate construction	227	1,394	—
Land development	7,467	9,516	—
Residential mortgage	12,613	12,613	—
Consumer installment	1,182	1,182	—
Home equity	2,812	2,812	—
Subtotal	86,938	107,352	—
Total impaired loans:
Commercial	27,802	33,640	1,423
Commercial real estate	58,528	72,563	5,750
Real estate construction	408	1,575	134
Land development	8,439	10,524	154
Residential mortgage	31,012	31,012	677
Consumer installment	1,182	1,182	—
Home equity	2,812	2,812	—
Total	$130,183	$153,308	$8,138
The difference between an impaired loan’s recorded investment and the unpaid principal balance for originated loans represents a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management’s assessment that full collection of the loan balance is not likely and for acquired loans that meet the definition of an impaired loan represents fair value adjustments recognized at the acquisition date attributable to expected credit losses and the discounting of expected cash flows at market interest rates. The difference between the recorded investment and the unpaid principal balance of $23.6 million, $21.1 million and $23.1 million at June 30, 2013, December 31, 2012 and June 30, 2012, respectively, includes confirmed losses (partial charge-offs) of $20.1 million, $17.3 million and $19.1 million, respectively, and fair value discount adjustments of $3.5 million, $3.8 million and $4.0 million, respectively.
Impaired loans included $8.4 million, $9.1 million and $13.6 million at June 30, 2013, December 31, 2012 and June 30, 2012, respectively, of acquired loans that were not performing in accordance with original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loans. Impaired loans also included $32.7 million, $31.4 million and $26.4 million at June 30, 2013, December 31, 2012 and June 30, 2012, respectively, of performing TDRs.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

The following schedule presents information related to impaired loans for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Commercial	$26,704	$225	$26,828	$418
Commercial real estate	53,434	412	55,090	700
Real estate construction	410	3	386	5
Land development	10,879	91	10,897	182
Residential mortgage	26,903	274	27,911	569
Consumer installment	647	—	683	—
Home equity	2,878	—	2,920	—
Total	$121,855	$1,005	$124,715	$1,874

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Commercial	$29,018	$279	$27,183	$453
Commercial real estate	59,903	202	61,333	430
Real estate construction	435	—	249	—
Land development	8,301	73	8,014	145
Residential mortgage	35,100	350	36,365	743
Consumer installment	1,219	—	1,379	—
Home equity	2,966	—	2,895	—
Total	$136,942	$904	$137,418	$1,771
The following schedule presents the aging status of the recorded investment in loans by classes of loans at June 30, 2013, December 31, 2012 and June 30, 2012:

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Non-accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
June 30, 2013
Originated Portfolio:
Commercial	$6,572	$2,251	$1	$11,052	$19,876	$967,034	$986,910
Commercial real estate	9,001	3,974	78	28,498	41,551	962,021	1,003,572
Real estate construction	—	—	—	183	183	60,691	60,874
Land development	—	—	—	3,434	3,434	15,500	18,934
Residential mortgage	2,871	67	164	9,241	12,343	873,851	886,194
Consumer installment	2,564	359	—	552	3,475	571,431	574,906
Home equity	1,520	349	689	3,064	5,622	453,621	459,243
Total	$22,528	$7,000	$932	$56,024	$86,484	$3,904,149	$3,990,633

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Non-accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
June 30, 2013 (continued)
Acquired Portfolio:
Commercial	$—	$—	$2,328	$—	$2,328	$102,656	$104,984
Commercial real estate	—	—	3,389	—	3,389	165,386	168,775
Real estate construction	—	—	—	—	—	12,574	12,574
Land development	2,080	—	2,564	—	4,644	3,603	8,247
Residential mortgage	198	78	—	—	276	12,346	12,622
Consumer installment	3	—	—	—	3	2,332	2,335
Home equity	297	—	119	—	416	35,285	35,701
Total	$2,578	$78	$8,400	$—	$11,056	$334,182	$345,238

December 31, 2012
Originated Portfolio:
Commercial	$3,999	$730	$—	$14,601	$19,330	$877,280	$896,610
Commercial real estate	5,852	2,089	87	37,660	45,688	910,477	956,165
Real estate construction	—	—	—	1,217	1,217	47,906	49,123
Land development	—	—	—	4,184	4,184	21,874	26,058
Residential mortgage	3,161	55	1,503	10,164	14,883	854,987	869,870
Consumer installment	2,415	378	—	739	3,532	540,546	544,078
Home equity	1,618	427	769	2,733	5,547	427,689	433,236
Total	$17,045	$3,679	$2,359	$71,298	$94,381	$3,680,759	$3,775,140
Acquired Portfolio:
Commercial	$—	$—	$2,834	$—	$2,834	$103,278	$106,112
Commercial real estate	287	15	3,139	—	3,441	202,255	205,696
Real estate construction	—	—	—	—	—	13,566	13,566
Land development	—	—	2,834	—	2,834	8,656	11,490
Residential mortgage	123	—	122	—	245	13,720	13,965
Consumer installment	10	—	—	—	10	1,948	1,958
Home equity	205	—	170	—	375	39,433	39,808
Total	$625	$15	$9,099	$—	$9,739	$382,856	$392,595
June 30, 2012
Originated Portfolio:
Commercial	$5,089	$1,838	$300	$12,673	$19,900	$767,350	$787,250
Commercial real estate	8,595	556	269	41,691	51,111	839,613	890,724
Real estate construction	—	—	—	408	408	36,197	36,605
Land development	728	187	—	3,077	3,992	24,476	28,468
Residential mortgage	2,568	94	840	12,613	16,115	840,900	857,015
Consumer installment	2,743	201	—	1,182	4,126	528,757	532,883
Home equity	1,013	660	1,157	2,812	5,642	376,523	382,165
Total	$20,736	$3,536	$2,566	$74,456	$101,294	$3,413,816	$3,515,110
Acquired Portfolio:
Commercial	$57	$—	$5,919	$—	$5,976	$122,126	$128,102
Commercial real estate	1,016	—	3,291	—	4,307	224,624	228,931
Real estate construction	—	—	—	—	—	17,933	17,933
Land development	—	—	3,607	—	3,607	7,614	11,221
Residential mortgage	75	—	426	—	501	15,698	16,199
Consumer installment	12	—	—	—	12	2,388	2,400
Home equity	258	—	312	—	570	41,876	42,446
Total	$1,418	$—	$13,555	$—	$14,973	$432,259	$447,232

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

Loans Modified Under Troubled Debt Restructurings (TDRs)
The following schedule presents the Corporation’s loans reported as TDRs at June 30, 2013, December 31, 2012 and June 30, 2012:

	Performing	Nonperforming	Total
	(In thousands)
June 30, 2013
Commercial loan portfolio	$18,497	$19,140	$37,637
Consumer loan portfolio	14,160	3,246	17,406
Total	$32,657	$22,386	$55,043
December 31, 2012
Commercial loan portfolio	$15,789	$13,876	$29,665
Consumer loan portfolio	15,580	3,321	18,901
Total	$31,369	$17,197	$48,566
June 30, 2012
Commercial loan portfolio	$12,082	$11,691	$23,773
Consumer loan portfolio	14,301	4,098	18,399
Total	$26,383	$15,789	$42,172
The following schedule provides information on loans reported as performing and nonperforming TDRs that were modified during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	3	$2,234	$2,234	6	$2,692	$2,692
Commercial real estate	3	1,862	1,862	6	4,036	4,036
Land development	—	—	—	1	262	262
Subtotal – commercial loan portfolio	6	4,096	4,096	13	6,990	6,990
Consumer loan portfolio (residential mortgage)	13	638	617	29	1,887	1,831
Total	19	$4,734	$4,713	42	$8,877	$8,821

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	5	$1,964	$1,964	10	$3,225	$3,225
Commercial real estate	6	2,309	2,309	11	3,839	3,839
Land development	—	—	—	1	1,638	1,638
Subtotal – commercial loan portfolio	11	4,273	4,273	22	8,702	8,702
Consumer loan portfolio (residential mortgage)	22	1,776	1,711	42	4,931	4,772
Total	33	$6,049	$5,984	64	$13,633	$13,474

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

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
The following schedule includes loans reported as performing and nonperforming TDRs at June 30, 2013 and 2012, and TDRs that were transferred to nonaccrual status during the three and six months ended June 30, 2013 and 2012, for which there was a payment default during the three and six months ended June 30, 2013 and 2012, whereby the borrower was past due with respect to principal and/or interest for 90 days or more, and the loan became a TDR during the twelve-month period prior to the default:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Number of Loans	Principal Balance at End of Period	Number of Loans	Principal Balance at End of Period
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	—	$—	1	$434
Commercial real estate	—	—	—	—
Subtotal – commercial loan portfolio	—	—	1	434
Consumer loan portfolio (residential mortgage)	—	—	3	369
Total	—	$—	4	$803

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Loans	Principal Balance at End of Period	Number of Loans	Principal Balance at End of Period
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	—	$—	1	$60
Commercial real estate	1	69	2	836
Subtotal – commercial loan portfolio	1	69	3	896
Consumer loan portfolio (residential mortgage)	2	170	4	384
Total	3	$239	7	$1,280

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

Allowance for Loan Losses
The following schedule presents, by loan portfolio segment, the changes in the allowance for the three and six months ended June 30, 2013 and details regarding the balance in the allowance and the recorded investment in loans at June 30, 2013 by impairment evaluation method.

	Commercial Loan Portfolio	Consumer Loan Portfolio	Unallocated	Total
	(In thousands)
Changes in allowance for loan losses for the three months ended June 30, 2013:
Beginning balance	$49,107	$28,852	$4,875	$82,834
Provision for loan losses	568	1,648	784	3,000
Charge-offs	(3,221)	(2,140)	—	(5,361)
Recoveries	1,326	385	—	1,711
Ending balance	$47,780	$28,745	$5,659	$82,184
Changes in allowance for loan losses for the six months ended June 30, 2013:
Beginning balance	$49,975	$29,333	$5,183	$84,491
Provision for loan losses	3,005	2,519	476	6,000
Charge-offs	(6,737)	(4,098)	—	(10,835)
Recoveries	1,537	991	—	2,528
Ending balance	$47,780	$28,745	$5,659	$82,184
Allowance for loan losses balance at June 30, 2013 attributable to:
Loans individually evaluated for impairment	$3,852	$582	$—	$4,434
Loans collectively evaluated for impairment	43,928	27,663	5,659	77,250
Loans acquired with deteriorated credit quality	—	500	—	500
Total	$47,780	$28,745	$5,659	$82,184
Recorded investment (loan balance) at June 30, 2013:
Loans individually evaluated for impairment	$80,804	$17,406	$—	$98,210
Loans collectively evaluated for impairment	1,989,486	1,902,937	—	3,892,423
Loans acquired with deteriorated credit quality	294,580	50,658	—	345,238
Total	$2,364,870	$1,971,001	$—	$4,335,871

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

The allowance attributable to acquired loans of $0.5 million at both June 30, 2013 and December 31, 2012 was primarily attributable to two consumer loan pools in the acquired loan portfolio experiencing a decline in expected cash flows. The allowance attributable to acquired loans of $2.2 million at June 30, 2012 was primarily attributable to one of the commercial loan pools in the acquired loan portfolio experiencing a decline in expected cash flows. There were no material changes in expected cash flows for the remaining acquired loan pools at June 30, 2013, December 31, 2012 or June 30, 2012.
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
The following table shows the net carrying value of the Corporation’s intangible assets:

	June 30, 2013	December 31, 2012	June 30, 2012
	(In thousands)
Goodwill	$120,164	$120,164	$113,414
Other intangible assets:
Core deposit intangible assets	$10,933	$11,910	$7,144
Mortgage servicing rights	3,421	3,478	3,463
Total other intangible assets	$14,354	$15,388	$10,607
The following table sets forth the carrying amount, accumulated amortization and amortization expense of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:

	June 30, 2013	December 31, 2012	June 30, 2012
	(In thousands)
Gross original amount	$18,659	$18,659	$26,468
Accumulated amortization	7,726	6,749	19,324
Carrying amount	$10,933	$11,910	$7,144
Amortization expense for the three months ended June 30	$484		$368
Amortization expense for the six months ended June 30	$977		$735
At June 30, 2013, the remaining amortization expense on core deposit intangible assets that existed as of that date was estimated as follows: 2013 — $0.9 million; 2014 — $1.8 million; 2015 — $1.7 million; 2016 — $1.5 million; 2017 — $1.2 million; 2018 and thereafter — $3.8 million.
The following shows the net carrying value and fair value of MSRs and the total loans that the Corporation is servicing for others:

	June 30, 2013	December 31, 2012	June 30, 2012
	(In thousands)
Net carrying value of MSRs	$3,421	$3,478	$3,463
Fair value of MSRs	$6,417	$4,716	$4,938
Loans serviced for others that have servicing rights capitalized	$899,823	$906,314	$916,815

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

The following table shows the activity for capitalized MSRs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$3,485	$3,427	$3,478	$3,593
Additions	445	669	960	1,203
Amortization	(509)	(633)	(1,017)	(1,333)
Balance at end of period	$3,421	$3,463	$3,421	$3,463
There was no impairment valuation allowance recorded on MSRs as of June 30, 2013, December 31, 2012 or June 30, 2012.
Note 6: Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of related tax benefit/expense, were as follows:

	June 30, 2013	December 31, 2012	June 30, 2012
	(In thousands)
Net unrealized gains (losses) on investment securities – available-for-sale, net of related tax expense (benefit) of $(486) at June 30, 2013, $2,301 at December 31, 2012 and $2,051 at June 30, 2012	$(905)	$4,274	$3,810
Pension and other postretirement benefits adjustment, net of related tax benefit of $18,394 at June 30, 2013, $19,058 at December 31, 2012 and $15,062 at June 30, 2012	(34,160)	(35,393)	(27,974)
Accumulated other comprehensive loss	$(35,065)	$(31,119)	$(24,164)
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
Federal and state banking regulations place certain restrictions on the transfer of assets, in the form of dividends, loans, or advances, from Chemical Bank to the Corporation. As of June 30, 2013, substantially all of the assets of Chemical Bank were restricted from transfer to the Corporation in the form of loans or advances. Dividends from Chemical Bank are the principal source of funds for the Corporation. As a member of the Federal Reserve System, Chemical Bank is subject to Regulation H, which among other things, provides that a member bank may not declare or pay a dividend during the calendar year which would exceed the bank's net income during the current calendar year and its retained net income for the prior two calendar years without regulatory approval. There are additional restrictions and prohibitions if a bank were to be less than well-capitalized.
Quantitative measures established by regulation to ensure capital adequacy require minimum ratios of Tier 1 capital to average assets (Leverage Ratio) and Tier 1 and Total capital to risk-weighted assets. These capital guidelines assign risk weights to on- and off-balance sheet items in arriving at total risk-weighted assets. Minimum capital levels are based upon the perceived risk of various asset categories and certain off-balance sheet instruments. Risk weighted assets totaled $4.36 billion, $4.18 billion and $4.00 billion at June 30, 2013, December 31, 2012 and June 30, 2012, respectively.
At June 30, 2013, December 31, 2012 and June 30, 2012, Chemical Bank’s capital ratios exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.” Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

The summary below compares the Corporation’s and Chemical Bank’s actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
June 30, 2013
Total Capital to Risk-Weighted Assets:
Corporation	$572,503	13.1%	$348,442	8.0%	N/A	N/A
Chemical Bank	556,536	12.8	347,865	8.0	$434,831	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	517,716	11.9	174,221	4.0	N/A	N/A
Chemical Bank	501,839	11.5	173,932	4.0	260,899	6.0
Leverage Ratio:
Corporation	517,716	9.1	228,436	4.0	N/A	N/A
Chemical Bank	501,839	8.8	228,126	4.0	285,157	5.0
December 31, 2012
Total Capital to Risk-Weighted Assets:
Corporation	$552,171	13.2%	$334,140	8.0%	N/A	N/A
Chemical Bank	536,223	12.9	333,195	8.0	$416,494	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	499,563	12.0	167,070	4.0	N/A	N/A
Chemical Bank	483,761	11.6	166,598	4.0	249,896	6.0
Leverage Ratio:
Corporation	499,563	9.2	217,145	4.0	N/A	N/A
Chemical Bank	483,761	8.9	216,784	4.0	270,980	5.0
June 30, 2012
Total Capital to Risk-Weighted Assets:
Corporation	$542,827	13.6%	$319,863	8.0%	N/A	N/A
Chemical Bank	535,868	13.4	319,236	8.0	$399,045	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	492,395	12.3	159,931	4.0	N/A	N/A
Chemical Bank	485,533	12.2	159,618	4.0	239,427	6.0
Leverage Ratio:
Corporation	492,395	9.4	208,808	4.0	N/A	N/A
Chemical Bank	485,533	9.3	208,778	4.0	260,973	5.0
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
June 30, 2013

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

Level 3
Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models, yield curves and similar techniques. The determination of fair value requires management judgment or estimation and generally is corroborated by external data, which includes third-party pricing services. Level 3 valuations for the Corporation include securities issued by certain state and political subdivisions, trust preferred investment securities, impaired loans, goodwill, core deposit intangible assets, MSRs and other real estate and repossessed assets.

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
The carrying amounts reported in the consolidated statements of financial position at June 30, 2013 and December 31, 2012 for loans held-for-sale is at fair value, as the Corporation elected the fair value option for all residential mortgage loans held-for-sale originated on or after July 1, 2012. The fair values of loans held-for-sale are based on the market price for similar loans sold in the secondary market, and therefore, are classified as Level 2 valuations.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

Disclosure of Recurring Basis Fair Value Measurements
For assets measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets were as follows:

	Fair Value Measurements – Recurring Basis
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
June 30, 2013
Investment securities – available-for-sale:
Government sponsored agencies	$—	$92,088	$—	$92,088
State and political subdivisions	—	45,780	—	45,780
Residential mortgage-backed securities	—	308,372	—	308,372
Collateralized mortgage obligations	—	220,515	—	220,515
Corporate bonds	—	65,515	—	65,515
Preferred stock	—	1,782	—	1,782
Total investment securities – available-for-sale	—	734,052	—	734,052
Loans held-for-sale	—	9,180	—	9,180
Total assets measured at fair value on a recurring basis	$—	$743,232	$—	$743,232
December 31, 2012
Investment securities – available-for-sale:
Government sponsored agencies	$—	$97,557	$—	$97,557
State and political subdivisions	—	49,965	—	49,965
Residential mortgage-backed securities	—	99,411	—	99,411
Collateralized mortgage obligations	—	263,592	—	263,592
Corporate bonds	—	69,795	—	69,795
Preferred stock	—	1,734	—	1,734
Total investment securities – available-for-sale	—	582,054	—	582,054
Loans held-for-sale	—	17,665	—	17,665
Total assets measured at fair value on a recurring basis	$—	$599,719	$—	$599,719
June 30, 2012
Investment securities – available-for-sale:
Government sponsored agencies	$—	$95,145	$—	$95,145
State and political subdivisions	—	52,131	—	52,131
Residential mortgage-backed securities	—	113,091	—	113,091
Collateralized mortgage obligations	—	321,897	—	321,897
Corporate bonds	—	91,766	—	91,766
Preferred stock	—	1,446	—	1,446
Total investment securities – available-for-sale	$—	$675,476	$—	$675,476
There were no liabilities recorded at fair value on a recurring basis at June 30, 2013, December 31, 2012 or June 30, 2012.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

 Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Corporation does not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allocation of the allowance (valuation allowance) may be established or a portion of the loan is charged off. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including the loan’s observable market price, the fair value of the collateral or the present value of the expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring a valuation allowance represent loans for which the fair value of the expected repayments or collateral exceed the remaining carrying amount of such loans. Impaired loans where a valuation allowance is established or a portion of the loan is charged off based on the fair value of collateral are subject to nonrecurring fair value measurement and require classification in the fair value hierarchy. The Corporation records impaired loans as Level 3 valuations as there is generally no observable market price or independent appraised value, or management determines the fair value of the collateral is further impaired below the appraised value. When management determines the fair value of the collateral is further impaired below appraised value, discount factors ranging between 70% and 80% of the appraised value are used depending on the nature of the collateral and the age of the most recent appraisal.
Goodwill is subject to impairment testing on an annual basis. The assessment of goodwill for impairment requires a significant degree of judgment. In the event the assessment indicates that it is more-likely-than-not that the fair value is less than the carrying value, the asset is considered impaired and recorded at fair value. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At June 30, 2013, December 31, 2012 and June 30, 2012, no goodwill was impaired, and therefore, goodwill was not recorded at fair value on a nonrecurring basis.
Other intangible assets consist of core deposit intangible assets and MSRs. These items are both recorded at fair value when initially recorded. Subsequently, core deposit intangible assets are amortized primarily on an accelerated basis over periods ranging from ten to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. The fair value of MSRs is initially estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, as determined by the model, through a valuation allowance. The Corporation classifies MSRs subject to nonrecurring fair value measurements as Level 3 valuations. At June 30, 2013, December 31, 2012 and June 30, 2012, there was no impairment identified for core deposit intangible assets or MSRs and, therefore, no other intangible assets were recorded at fair value on a nonrecurring basis.
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
June 30, 2013

Disclosure of Nonrecurring Basis Fair Value Measurements
For assets measured at fair value on a nonrecurring basis, quantitative disclosures about fair value measurements for each major category of assets were as follows:

	Fair Value Measurements – Nonrecurring Basis
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
June 30, 2013
Impaired originated loans	$—	$—	$41,704	$41,704
Other real estate/repossessed assets	—	—	13,659	13,659
Total	$—	$—	$55,363	$55,363
December 31, 2012
Impaired originated loans	$—	$—	$51,694	$51,694
Other real estate/repossessed assets	—	—	18,469	18,469
Total	$—	$—	$70,163	$70,163
June 30, 2012
Impaired originated loans	$—	$—	$55,115	$55,115
Other real estate/repossessed assets	—	—	23,509	23,509
Total	$—	$—	$78,624	$78,624
There were no liabilities recorded at fair value on a nonrecurring basis at June 30, 2013, December 31, 2012 and June 30, 2012.
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
The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At June 30, 2013, December 31, 2012 and June 30, 2012, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.
Fair value measurement for investment securities — available-for-sale that are not measured at fair value on a recurring basis, which consists of fixed-rate cumulative preferred stock issued by a bank holding company under the U.S. Government’s Troubled Asset Relief Program (TARP) with no maturity date, is based on cost. This preferred stock is not traded on a public exchange and does not have a readily determinable fair value. Accordingly, the Corporation has recorded this preferred stock as a cost-method asset as prescribed by ASC 325-20, Cost Method Investments. The issuer redeemed this preferred stock during the second quarter of 2013. Because no impairment indicators were present at December 31, 2012 or June 30, 2012, the Corporation was not required to estimate the fair value of this preferred stock.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

Fair value measurement for investment securities — held-to-maturity is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that include market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Fair value measurements using Level 2 valuations of investment securities — held-to-maturity include securities issued by state and political subdivisions. Level 3 valuations include certain securities issued by state and political subdivisions and trust preferred investment securities. After reviewing the assumptions used to measure the fair value for its trust preferred investment securities, the Corporation transferred its trust preferred investment securities with a fair value of $6.2 million at June 30, 2013 from nonrecurring Level 2 assets to nonrecurring Level 3 assets.
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
The carrying amounts reported in the consolidated statements of financial position at June 30, 2013 and December 31, 2012 for loans held-for-sale are at fair value, as the Corporation elected the fair value option on these loans. The carrying amount reported in the consolidated statement of financial position at June 30, 2012 for loans held-for-sale is at the lower of cost or market value. The fair values of loans held-for-sale are based on the market price for similar loans sold in the secondary market, and therefore, are classified as Level 2 valuations.
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
June 30, 2013

A summary of carrying amounts and estimated fair values of the Corporation’s financial instruments included in the consolidated statements of financial position was as follows:

	Level in Fair Value Measurement Hierarchy	June 30, 2013		December 31, 2012		June 30, 2012
		Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Assets:
Cash and cash equivalents	Level 1	$206,957	$206,957	$656,135	$656,135	$241,823	$241,823
Investment securities:
Available-for-sale	Level 2	734,052	734,052	582,054	582,054	675,476	675,476
Available-for-sale	NA	—	—	4,755	4,755	4,755	4,755
Held-to-maturity	Level 2	264,215	265,147	229,977	229,922	205,034	205,852
Held-to-maturity	Level 3	10,500	6,250	—	—	8,000	8,000
Nonmarketable equity securities	NA	25,572	25,572	25,572	25,572	25,572	25,572
Loans held-for-sale	Level 2	9,180	9,180	17,665	17,665	12,625	12,625
Net loans	Level 3	4,253,687	4,260,726	4,083,244	4,093,880	3,875,631	3,886,308
Interest receivable	Level 2	15,844	15,844	14,933	14,933	15,764	15,764
Liabilities:
Deposits without defined maturities	Level 2	$3,434,266	$3,434,266	$3,448,886	$3,448,886	$2,933,079	$2,933,079
Time deposits	Level 3	1,379,919	1,390,381	1,472,557	1,489,072	1,450,465	1,469,738
Interest payable	Level 2	1,085	1,085	1,501	1,501	1,755	1,755
Short-term borrowings	Level 2	346,995	346,995	310,463	310,463	299,748	299,748
FHLB advances	Level 2	—	—	34,289	34,835	38,177	39,066
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

The following summarizes the numerator and denominator of the basic and diluted earnings per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Numerator for both basic and diluted earnings per common share, net income	$14,203	$13,866	$27,437	$26,240
Denominator for basic earnings per common share, weighted average common shares outstanding	27,534	27,493	27,527	27,486
Weighted average common stock equivalents	140	84	131	72
Denominator for diluted earnings per common share	27,674	27,577	27,658	27,558
Basic earnings per common share	$0.52	$0.50	$1.00	$0.95
Diluted earnings per common share	0.51	0.50	0.99	0.95
The average number of exercisable employee stock option awards outstanding that were “out-of-the-money,” whereby the option exercise price per share exceeded the market price per share and, therefore, were not included in the computation of diluted earnings per common share because they would have been anti-dilutive totaled 367,844 and 637,661 for the three months ended June 30, 2013 and 2012, respectively, and 412,767 and 622,252 for the six months ended June 30, 2013 and 2012, respectively.
Note 10: Share-Based Compensation
The Corporation maintains a share-based compensation plan under which it periodically grants share-based awards, which consist of stock options and restricted stock units, for a fixed number of shares to certain officers of the Corporation. The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. During the three-month periods ended June 30, 2013 and 2012, share-based compensation expense related to stock options and restricted stock units totaled $0.7 million and $0.5 million, respectively. During the six-month periods ended June 30, 2013 and 2012, share-based compensation expense related to stock options and restricted stock units totaled $1.3 million and $0.8 million, respectively.
During the six-month period ended June 30, 2013, the Corporation granted options to purchase 244,219 shares of common stock and 71,429 restricted stock units to certain officers. At June 30, 2013, there were 674,140 shares of common stock available for future grants under the share-based compensation plan.
Stock Options
A summary of activity for the Corporation’s stock options as of and for the six months ended June 30, 2013 is presented below:

	Non-Vested Stock Options Outstanding			Stock Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at January 1, 2013	314,765	$23.03	$6.92	997,222	$27.24
Granted	244,219	25.14	7.40	244,219	25.14
Exercised	—	—	—	(10,643)	21.84
Vested	(126,682)	22.96	6.93	—	—
Forfeited/expired	(12,311)	23.43	7.00	(12,311)	23.43
Outstanding at June 30, 2013	419,991	$24.27	$7.19	1,218,487	$26.91
Exercisable/vested at June 30, 2013				798,496	$28.30

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

The weighted-average remaining contractual terms were 5.9 years for all outstanding stock options and 4.2 years for exercisable stock options at June 30, 2013. The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $1.9 million and $1.2 million, respectively, at June 30, 2013. The aggregate intrinsic values of outstanding and exercisable options at June 30, 2013 were calculated based on the closing market price of the Corporation’s common stock on June 30, 2013 of $25.99 per share less the exercise price. Options with intrinsic values less than zero, or “out-of-the-money” options, were not included in the aggregate intrinsic value reported.
At June 30, 2013, unrecognized compensation expense related to stock options totaled $2.7 million and is expected to be recognized over a remaining weighted average period of 2.2 years.
The fair value of the stock options granted during the six months ended June 30, 2013 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

Expected dividend yield	3.50%
Risk-free interest rate	1.34%
Expected stock price volatility	42.1%
Expected life of options – in years	7.0
Weighted average per share fair value	$7.40
Restricted Stock Units
In addition to stock options, during the six months ended June 30, 2013, the Corporation granted restricted stock performance units and restricted stock service-based units (collectively referred to as restricted stock units) to certain officers. The restricted stock performance units vest based on the Corporation achieving certain performance target levels. The restricted stock performance units are eligible to vest from 0.25x to 1.5x the number of units originally granted depending on which, if any, of the performance target levels are met. However, if the minimum performance target level is not achieved, no shares will become vested or be issued for that respective year’s restricted stock performance units. The restricted stock service-based units vest upon satisfaction of a service condition. Upon achievement of the performance target level and/or satisfaction of a service condition, if applicable, the restricted stock units are converted into shares of the Corporation’s common stock on a one-to-one basis. Compensation expense related to restricted stock units is recognized over the expected requisite performance or service period, as applicable.
A summary of the activity for restricted stock units as of and for the six months ended June 30, 2013 is presented below:

	Number of Units	Weighted- Average Grant Date Fair Value Per Unit
Outstanding at January 1, 2013	156,510	$20.83
Granted	71,429	23.41
Converted into shares of common stock	(36,172)	22.47
Forfeited/expired	(1,754)	25.97
Outstanding at June 30, 2013	190,013	$21.44
At June 30, 2013, unrecognized compensation expense related to restricted stock unit awards totaled $3.4 million and is expected to be recognized over a remaining weighted average period of 2.3 years.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

Note 11: Pension and Other Postretirement Benefit Plans
The components of net periodic benefit cost (income) for the Corporation’s qualified and nonqualified pension plans and nonqualified postretirement benefit plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Defined Benefit Pension Plans
Service cost	$325	$303	$650	$606
Interest cost	1,167	1,215	2,334	2,430
Expected return on plan assets	(1,948)	(1,732)	(3,896)	(3,463)
Amortization of prior service credit	(1)	(1)	(1)	(1)
Amortization of unrecognized net loss	946	615	1,892	1,229
Net periodic benefit cost	$489	$400	$979	$801
Postretirement Benefit Plan
Service cost	$4	$—	$9	$—
Interest cost	36	36	72	73
Amortization of prior service credit	153	(75)	206	(150)
Amortization of unrecognized net gain	(18)	(7)	(37)	(14)
Net periodic benefit cost (income)	$175	$(46)	$250	$(91)
The Corporation’s pension plan does not have a contribution requirement in 2013. The Corporation made a voluntary $15.0 million contribution to the pension plan during the first quarter of 2013 related to the 2012 plan year. The discount rate used to compute the Corporation's pension plan expense for 2013 is 4.08%.
401(k) Savings Plan expense for the Corporation’s match of participants’ base compensation contributions and a 4% of eligible pay contribution to certain employees who are not grandfathered under the pension plan was $0.9 million and $0.8 million for the three months ended June 30, 2013 and 2012, respectively, and $1.8 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively.
Note 12: Financial Guarantees
In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer’s creditworthiness. At June 30, 2013, December 31, 2012 and June 30, 2012, the Corporation had $47 million, $43 million and $44 million, respectively, of outstanding financial and performance standby letters of credit that expire in five years or less. The majority of these standby letters of credit are collateralized. The Corporation determined that there were no potential losses from standby letters of credit at June 30, 2013, December 31, 2012 and June 30, 2012.

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
Acquisitions and Branch Closings
Acquisition of 21 Branches
On December 7, 2012, Chemical Bank acquired 21 branches from Independent Bank, a subsidiary of Independent Bank Corporation (branch acquisition transaction). In addition to the branch offices, which are located in the Northeast and Battle Creek regions of Michigan, the acquisition included $404 million in deposits and $44 million in loans. The purchase price of the branch offices, including equipment, was $8.1 million and the Corporation paid a premium on deposits of $11.5 million, or approximately 2.85% of total deposits acquired. The loans were purchased at a discount of 1.75%. In connection with the acquisition of the branches, the Corporation recorded $6.8 million of goodwill, which represented the excess of the purchase price over the fair value of identifiable net assets acquired, and $5.6 million of other intangible assets attributable to customer core deposits.
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
Branch Closings
During the first quarter of 2013, Chemical Bank closed six branch office locations. These six branch office locations had a combined net book value of $0.4 million. The Corporation recognized less than $0.1 million of expense as a result of closing these branch office locations because a majority of the employees of these six closed branch offices were transferred to other nearby Chemical Bank branch locations or other open positions within Chemical Bank.

Summary
The Corporation's net income was $14.2 million, or $0.51 per diluted share, in the second quarter of 2013, compared to net income of $13.2 million, or $0.48 per diluted share, in the first quarter of 2013 and net income of $13.9 million, or $0.50 per diluted share, in the second quarter of 2012. The increase in net income and earnings per share in the second quarter of 2013, compared to the first quarter of 2013, was attributable to higher net interest income and lower operating expenses being partially offset by lower noninterest income. The increase in net income and earnings per share in the second quarter of 2013, compared to the second quarter of 2012, was attributable to both higher net interest income and noninterest income and a lower provision for loan losses that were largely offset by higher operating expenses.
Return on average assets, on an annualized basis, was 0.97% in the second quarter of 2013, compared to 0.91% in the first quarter of 2013 and 1.04% in the second quarter of 2012. Return on average equity, on an annualized basis, was 9.4% in the second quarter of 2013, compared to 9.0% in the first quarter of 2013 and 9.6% in the second quarter of 2012.
Financial Condition
Total Assets
Total assets were $5.81 billion at June 30, 2013, a decrease of $184 million, or 3.1%, from total assets of $5.99 billion at March 31, 2013, a decrease of $111 million, or 1.9%, from total assets of $5.92 billion at December 31, 2012, and an increase of $454 million, or 8.5%, from total assets of $5.35 billion at June 30, 2012.
Interest-earning assets were $5.45 billion at June 30, 2013, a decrease of $216 million, or 3.8%, from interest-earning assets of $5.66 billion at March 31, 2013, a decrease of $91 million, or 1.6%, from interest-earning assets of $5.54 billion at December 31, 2012, and an increase of $437 million, or 8.7%, from interest-earning assets of $5.01 billion at June 30, 2012.
The decreases in total assets and interest-earning assets during the three and six months ended June 30, 2013 were largely attributable to seasonal decreases in municipal customer deposits, while the increases in total assets and interest-earning assets during the twelve months ended June 30, 2013 were primarily attributable to the branch acquisition transaction. The Corporation acquired $340 million of cash and $44 million of loans in the branch acquisition transaction. The Corporation partially invested the cash acquired in the branch acquisition transaction in short-term investment securities and utilized the remainder to fund loan growth. The increases in total assets and interest-earning assets during the twelve months ended June 30, 2013 were also attributable to an increase in customer deposits, excluding those acquired in the branch acquisition transaction, that partially funded loan growth.
Investment Securities
The carrying value of investment securities totaled $1.01 billion at June 30, 2013, an increase of $47 million, or 4.9%, from investment securities of $961 million at March 31, 2013, an increase of $192 million, or 24%, from investment securities of $817 million at December 31, 2012, and an increase of $116 million, or 13%, from investment securities of $893 million at June 30, 2012. The increases in investment securities were primarily attributable to the Corporation deploying a portion of the cash acquired in the branch acquisition transaction into investment securities to obtain a higher yield than the 25 basis points it would have received by maintaining these excess funds at the Federal Reserve Bank (FRB), as the Corporation does not expect short-term interest rates to increase significantly over the next 12 months.
At June 30, 2013, the Corporation's investment securities portfolio consisted of government sponsored agency (GSA) debt obligations, comprised primarily of variable-rate instruments backed by the Small Business Administration and Student Loan Marketing Corporation, totaling $92.1 million; state and political subdivisions debt obligations, comprised primarily of general debt obligations of issuers primarily located in the State of Michigan, totaling $310.0 million; residential mortgage-backed securities (MBSs), comprised of approximately 90% fixed-rate and 10% variable-rate instruments backed by a U.S. government agency (Government National Mortgage Association) or government sponsored enterprises (Federal Home Loan Mortgage Corporation and Federal National Mortgage Association), totaling $308.4 million; collaterized mortgage obligations (CMOs), comprised of approximately 70% fixed-rate and 30% variable-rate instruments backed by the same U.S. government agency and government sponsored enterprises as the residential MBSs with average maturities of less than three years, totaling $220.5 million; corporate bonds, comprised primarily of debt obligations of large U.S. global financial organizations, totaling $65.5 million; preferred stock securities, comprised of two large regional/national banks, totaling $1.8 million; and trust preferred securities (TRUPs), comprised primarily of a 100% interest in a variable-rate TRUP of a small non-public bank holding company in Michigan, totaling $10.5 million. Variable-rate instruments comprised 26% of the Corporation's investment securities portfolio at June 30, 2013.

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
The Corporation's investment securities portfolio, with a carrying value of $1.01 billion at June 30, 2013, had gross impairment of $15.3 million at that date. Management believed that the unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates on the investment securities and market illiquidity and not as a result of credit-related issues. Accordingly, the Corporation believed the impairment in its investment securities portfolio at June 30, 2013 was temporary in nature and, therefore, no impairment loss was recognized in the Corporation's consolidated statement of income for the three months ended June 30, 2013. However, other-than-temporary impairment (OTTI) may occur in the future as a result of material declines in the fair value of investment securities resulting from market, credit, economic or other conditions. A further discussion of the assessment of potential impairment and the Corporation's process that resulted in the conclusion that the impairment was temporary in nature follows.
At June 30, 2013, the Corporation's investment securities portfolio had gross impairment of $15.3 million comprised as follows: GSA securities, residential MBSs and CMOs, combined, with gross impairment of $5.6 million; state and political subdivisions securities with gross impairment of $5.2 million; corporate bonds with gross impairment of $0.3 million; and TRUPs with gross impairment of $4.3 million. The amortized costs and fair values of investment securities are disclosed in Note 3 to the consolidated financial statements.
GSA securities, residential MBSs and CMOs, included in the available-for-sale investment securities portfolio, with a combined amortized cost of $624.7 million, had gross impairment of $5.6 million at June 30, 2013. Virtually all of the impaired investment securities in these categories are backed by the full faith and credit of the U.S. government or a guarantee of a U.S. government agency or government sponsored enterprise. The Corporation determined that the impairment on these investment securities was attributable to current market interest rates being higher than the yields being earned on these investment securities. The Corporation concluded that the impairment of its GSA securities, residential MBSs and CMOs was temporary in nature at June 30, 2013.
State and political subdivisions securities, included in the available-for-sale and the held-to-maturity investment securities portfolios, with an amortized cost of $308.5 million, had gross impairment of $5.2 million at June 30, 2013. Approximately 95% of the Corporation's state and political subdivisions securities are from issuers primarily located in the State of Michigan and are general obligations of the issuer, meaning that repayment of these obligations is funded by general tax collections of the issuer. The Corporation holds no general debt obligations issued by the City of Detroit, Michigan. The gross impairment was attributable to impaired state and political subdivisions securities with an amortized cost of $144.6 million that generally mature beyond 2013. It was the Corporation's assessment that the impairment on these investment securities was attributable to current market interest rates being slightly higher than the yield on these investment securities, illiquidity in the market for a portion of these investment securities caused by the market's perception of the Michigan economy, and illiquidity in the market due to the nature of a portion of these investment securities. The Corporation concluded that the impairment of its state and political subdivisions securities was temporary in nature at June 30, 2013.
Corporate bonds, included in the available-for-sale investment securities portfolio, with an amortized cost of $65.1 million, had gross impairment of $0.3 million at June 30, 2013. All of the corporate bonds held at June 30, 2013 were of an investment grade. The investment grade ratings of all of the corporate bonds indicated that the obligors' capacities to meet their financial commitments was “strong.” It was the Corporation's assessment that the impairment on the corporate bonds was attributable to current market interest rates being slightly higher than the yield on these investment securities and the market perception of the issuers, and not due to credit-related issues. The Corporation concluded that the impairment of its corporate bonds was temporary in nature at June 30, 2013.
At June 30, 2013, the Corporation held two TRUPs in the held-to-maturity investment securities portfolio, with a combined amortized cost of $10.5 million, that had gross impairment of $4.3 million. Management reviewed available financial information of the issuers of the TRUPs as of June 30, 2013. One TRUP, with an amortized cost of $10.0 million, represents a 100% interest in a TRUP of a non-public bank holding company in Michigan that was purchased in the second quarter of 2008. At June 30, 2013, the Corporation determined that the fair value of this TRUP was $6.0 million. The second TRUP, with an amortized cost of $0.5 million, represents a 10% interest in the TRUP of another non-public bank holding company in Michigan. At June 30, 2013, the Corporation determined the fair value of this TRUP was $0.2 million. The fair value measurements of the two TRUP investments were developed based upon market pricing observations of much larger banking institutions in an illiquid market, adjusted by risk measurements. The fair values of the Corporation's TRUPs were based on calculations of discounted cash flows, and further based upon both observable inputs and appropriate risk adjustments that market participants would make for performance, liquidity and issuer specifics. See the additional discussion of the development of the fair values of the TRUPs in Note 3 to the consolidated financial statements.
The issuer of the $10.0 million TRUP reported net income in each of the first two quarters of 2013 and in each of the three years ended December 31, 2012 and was categorized as well-capitalized under applicable regulatory requirements during that time. Based on an analysis of financial information provided by the issuer, it was the Corporation's opinion that, as of June 30, 2013, this issuer appeared to be a financially sound financial institution with sufficient liquidity to meet its financial obligations in 2013. There have been no material adverse changes in the issuer's financial performance since the TRUP was issued and purchased by the Corporation and no indication that any material adverse trends were developing that would suggest that the issuer would be unable to make all future principal and interest payments under the TRUP. Quarterly common stock cash dividends have consistently been paid by the issuer and the Corporation understands that the issuer's management anticipates cash dividends to continue to be paid in the future. The principal of $10.0 million of this TRUP matures in 2038, with interest payments of 360 basis points over the three-month London Interbank Offered Rate (LIBOR) due quarterly. All scheduled interest payments on this TRUP have been made on a timely basis. At June 30, 2013, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer or its subsidiaries. In reviewing all reasonably available information regarding the issuer, including past performance and its financial and liquidity position, it was the Corporation's opinion that the future cash flows of the issuer supported the carrying value of the TRUP at its original cost of $10.0 million at June 30, 2013. While the total fair value of the TRUP was $4.0 million below the Corporation's amortized cost at June 30, 2013, the Corporation concluded that, based on the overall financial condition of the issuer, the impairment was temporary in nature at June 30, 2013.
The issuer of the $0.5 million TRUP reported a small net loss in 2012 and the first quarter of 2013, compared to a small amount of net income in 2011 and a net loss in 2010. At June 30, 2013, the issuer was categorized as well-capitalized under applicable regulatory requirements. All scheduled interest payments on this TRUP have been made on a timely basis. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly. At June 30, 2013, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer of this TRUP or any subsidiary. In reviewing all reasonably available financial information regarding the $0.5 million TRUP, it was the Corporation's opinion that the carrying value of this TRUP at its original cost of $0.5 million was supported by the issuer's financial position at June 30, 2013. While the fair value of the TRUP was $0.3 million below the Corporation's amortized cost at June 30, 2013, the Corporation concluded that the impairment was temporary in nature at June 30, 2013.
At June 30, 2013, the Corporation expected to fully recover the entire amortized cost basis of each impaired investment security in its investment securities portfolio at that date. Furthermore, at June 30, 2013, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation would not have to sell any of its impaired investment securities before a full recovery of amortized cost. However, there can be no assurance that OTTI losses will not be recognized on the TRUPs or on any other investment security in the future.
Loans
The Corporation's loan portfolio is comprised of commercial, commercial real estate, real estate construction and land development loans, referred to as the Corporation's commercial loan portfolio, and residential mortgage, consumer installment and home equity loans, referred to as the Corporation's consumer loan portfolio. At June 30, 2013, the Corporation's loan portfolio was $4.34 billion and consisted of loans in the commercial loan portfolio totaling $2.36 billion, or 55% of total loans, and loans in the consumer loan portfolio totaling $1.97 billion, or 45% of total loans. Loans at fixed interest rates comprised 73% of the Corporation's total loan portfolio at June 30, 2013, compared to 72% at March 31, 2013, 73% at December 31, 2012 and 72% at June 30, 2012.
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
Total loans were $4.34 billion at June 30, 2013, an increase of $151 million, or 3.6%, from total loans of $4.19 billion at March 31, 2013, an increase of $168 million, or 4.0%, from total loans of $4.17 billion at December 31, 2012 and an increase of $374 million, or 9.4%, from total loans of $3.96 billion at June 30, 2012. The increases in total loans generally occurred across all major loan categories, although more predominately in the commercial loan portfolio, and were attributable to a combination of improving economic conditions and increased market share.

A summary of the composition of the Corporation's loan portfolio, by major loan category, follows:

	June 30, 2013	March 31, 2013	December 31, 2012	June 30, 2012
	(In thousands)
Commercial loan portfolio:
Commercial	$1,091,894	$1,038,115	$1,002,722	$915,352
Commercial real estate	1,172,347	1,162,383	1,161,861	1,119,655
Real estate construction	73,448	65,367	62,689	54,538
Land development	27,181	32,640	37,548	39,689
Subtotal	2,364,870	2,298,505	2,264,820	2,129,234
Consumer loan portfolio:
Residential mortgage	898,816	872,454	883,835	873,214
Consumer installment	577,241	540,216	546,036	535,283
Home equity	494,944	474,086	473,044	424,611
Subtotal	1,971,001	1,886,756	1,902,915	1,833,108
Total loans	$4,335,871	$4,185,261	$4,167,735	$3,962,342
A discussion of the Corporation’s loan portfolio by category follows.
Commercial Loan Portfolio
The Corporation's commercial loan portfolio is comprised of commercial loans, commercial real estate loans, real estate construction loans and land development loans. The Corporation's commercial loan portfolio is well diversified across business lines and has no concentration in any one industry. The commercial loan portfolio of $2.36 billion at June 30, 2013 included 76 loan relationships of $5.0 million or greater. These 76 loan relationships totaled $650 million, which represented 27% of the commercial loan portfolio at June 30, 2013, and included 21 loan relationships that had outstanding balances of $10 million or higher, totaling $263 million, or 11% of the commercial loan portfolio, at that date. Further, the Corporation had 18 loan relationships at June 30, 2013 with loan balances greater than $5.0 million and less than $10 million, totaling $140 million, that had unfunded credit commitments totaling $97 million that, if advanced, could result in a loan relationship of $10 million or more.
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
Commercial loans were $1.09 billion at June 30, 2013, an increase of $53.8 million, or 5.2%, from commercial loans of $1.04 billion at March 31, 2013, an increase of $89.2 million, or 8.9%, from commercial loans of $1.00 billion at December 31, 2012 and an increase of $176.5 million, or 19.3%, from commercial loans of $915.4 million at June 30, 2012. The increases in commercial loans are the result of a combination of increased market share and improving economic conditions in the Corporation's lending markets. Commercial loans represented 25.2% of the Corporation's loan portfolio at June 30, 2013, compared to 24.8%, 24.1% and 23.1% at March 31, 2013, December 31, 2012 and June 30, 2012, respectively.
Commercial real estate loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Commercial real estate loans were $1.17 billion at June 30, 2013, an increase of $10.0 million, or 0.9%, from commercial real estate loans of $1.16 billion at March 31, 2013, an increase of $10.5 million, or 0.9%, from commercial real estate loans of $1.16 billion at December 31, 2012 and an increase of $52.7 million, or 4.7%, from commercial real estate loans of $1.12 billion at June 30, 2012. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 59%, 38% and 3%, respectively, of the Corporation's commercial real estate loans outstanding at June 30, 2013. Commercial real estate loans represented 27.0% of the Corporation's loan portfolio at June 30, 2013, compared to 27.8%, 27.9% and 28.3% at March 31, 2013, December 31, 2012 and June 30, 2012, respectively.
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

The Corporation generally attempts to mitigate the risks associated with commercial and commercial real estate lending by, among other things, lending primarily in its market areas, lending across industry lines, not developing a concentration in any one line of business and using prudent loan-to-value ratios in the underwriting process. Michigan's economy has shown signs of improvement over the last three years, resulting in lower loan delinquencies compared to the previous three years. However, the economy in the State of Michigan continues to be strained by low levels of economic growth in many areas, causing commercial and residential real estate foreclosures to continue to remain higher than historical averages. Accordingly, management expects real estate foreclosures to remain elevated despite improvements in Michigan's economy. It is management's belief that the loan portfolio is generally well-secured, despite the decline in market values for all types of real estate in the State of Michigan and nationwide that has occurred over the past four years.
Real estate construction loans are primarily originated for construction of commercial properties and often convert to a commercial real estate loan at the completion of the construction period. Real estate construction loans were $73.4 million at June 30, 2013, an increase of $8.0 million, or 12.4%, from real estate construction loans of $65.4 million at March 31, 2013, an increase of $10.7 million, or 17.2%, from real estate construction loans of $62.7 million at December 31, 2012 and an increase of $18.9 million, or 34.7%, from real estate construction loans of $54.5 million at June 30, 2012. Real estate construction loans represented 1.7% of the Corporation's loan portfolio at June 30, 2013, compared to 1.6%, 1.5% and 1.4% at March 31, 2013, December 31, 2012 and June 30, 2012, respectively.
Land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. A majority of the Corporation's land development loans consist of loans to develop residential real estate. Land development loans are generally originated with the intention that the loans will be repaid through the sale of finished properties by the developers within twelve months of the completion date. Land development loans were $27.2 million at June 30, 2013, a decrease of $5.4 million, or 17%, from land development loans of $32.6 million at March 31, 2013, a decrease of $10.3 million, or 28%, from land development loans of $37.5 million at December 31, 2012 and a decrease of $12.5 million, or 32%, from land development loans of $39.7 million at June 30, 2012. Land development loans represented 0.6% of the Corporation's loan portfolio at June 30, 2013, compared to 0.8%, 0.9% and 1.0% at March 31, 2013, December 31, 2012 and June 30, 2012, respectively.
Real estate construction and land development lending involve a higher degree of risk than commercial real estate lending and residential mortgage lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates, the need to obtain a tenant or purchaser of the property if it will not be owner-occupied or the need to sell developed properties. The Corporation generally attempts to mitigate the risks associated with real estate construction and land development lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. The Corporation's risk in this area increased since 2008 due to the weak economic environment within the State of Michigan. While the economy in Michigan began improving in 2011, the sale of lots and units in both residential and commercial development projects has remained weak, as customer demand also remains low, resulting in the inventory of unsold lots and housing units remaining high across the State of Michigan and the inability of most developers to sell their finished developed lots and units within their original expected time frames. Accordingly, the Corporation's land development borrowers have sold only a small percentage of their developed lots or units since 2008 due to the unfavorable economic environment. At June 30, 2013, $10.5 million, or 39%, of the Corporation's $27.2 million of land development loans were impaired, whereby the Corporation determined it was probable that the full amount of principal and interest would not be collected on these loans in accordance with their original contractual terms.
Consumer Loan Portfolio
The Corporation's consumer loan portfolio is comprised of residential mortgage loans, consumer installment loans and home equity loans and lines of credit.
Residential mortgage loans consist primarily of one- to four-family residential loans with fixed interest rates of fifteen years or less. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance. At June 30, 2013, approximately 70% of the Corporation's residential mortgage loans had an original loan-to-value ratio of 80% or less.
Residential mortgage loans were $898.8 million at June 30, 2013, an increase of $26.3 million, or 3.0%, from residential mortgage loans of $872.5 million at March 31, 2013, an increase of $15.0 million, or 1.7%, from residential mortgage loans of $883.8 million at December 31, 2012 and an increase of $25.6 million, or 2.9%, from residential mortgage loans of $873.2 million at June 30, 2012. Residential mortgage loans have historically involved the least amount of credit risk in the Corporation's loan portfolio, although the risk on these loans has increased with the increase in the unemployment rate and the decrease in real estate property values in the State of Michigan over the last several years. Residential mortgage loans also include loans to consumers for the construction of single family residences that are secured by these properties. Residential mortgage construction loans to consumers were $28.3 million at June 30, 2013, compared to $27.3 million at March 31, 2013, $25.5 million at December 31, 2012 and $28.7 million at June 30, 2012. Residential mortgage loans represented 20.7% of the Corporation's loan portfolio at June 30, 2013, compared to 20.8%, 21.2% and 22.0% at March 31, 2013, December 31, 2012 and June 30, 2012, respectively.
During the first six months of 2013, the Corporation originated $254 million of residential mortgage loans and retained $131 million of these originations in its loan portfolio. The majority of these residential mortgage loan originations were attributable to refinances of existing loans. The demand for longer-term fixed interest rate residential mortgage loans has been high in recent years due to the historically low level of long-term interest rates. The Corporation generally sells fixed interest rate residential mortgage loans originated with maturities of fifteen years and over in the secondary market. However, due to a general low level of loan demand across its market areas, the Corporation retained $43 million of fixed interest rate residential mortgage loans with terms of fifteen years in its loan portfolio during the first six months of 2013, compared to $79 million for all of 2012. At June 30, 2013, the Corporation had $253 million of fixed interest rate residential mortgage loans that had maturities beyond ten years, compared to $242 million, $245 million and $232 million at March 31, 2013, December 31, 2012 and June 30, 2012, respectively.
The Corporation's consumer installment loans consist of relatively small loan amounts to consumers to finance personal items (primarily automobiles, recreational vehicles and marine vehicles), including indirect loans purchased from dealerships. Consumer installment loans were $577.2 million at June 30, 2013, an increase of $37.0 million, or 6.9%, from consumer installment loans of $540.2 million at March 31, 2013, an increase of $31.2 million, or 5.7%, from consumer installment loans of $546.0 million at December 31, 2012 and an increase of $41.9 million, or 7.8%, from consumer installment loans of $535.3 million at June 30, 2012. The increase in consumer installment loans during the second quarter of 2013 was primarily attributable to Chemical Bank's spring loan program, which featured interest rates on consumer installment loans starting at 1.99%, depending on the credit rating of the borrower. At June 30, 2013, collateral securing consumer installment loans was comprised approximately as follows: automobiles - 48%; recreational vehicles - 34%; marine vehicles - 15%; other collateral - 2%; and unsecured - 1%. Consumer installment loans represented 13.3% of the Corporation's loan portfolio at June 30, 2013, compared to 12.9%, 13.1% and 13.5% at March 31, 2013, December 31, 2012 and June 30, 2012, respectively.
The Corporation's home equity loans, including home equity lines of credit, are comprised of loans to consumers who utilize equity in their personal residence, including junior lien mortgages, as collateral to secure the loan or line of credit. Home equity loans were $494.9 million at June 30, 2013, an increase of $20.8 million, or 4.4%, from home equity loans of $474.1 million at March 31, 2013, an increase of $21.9 million, or 4.6%, from home equity loans of $473.0 million at December 31, 2012 and an increase of $70.3 million, or 16.6%, from home equity loans of $424.6 million at June 30, 2012. The increase in home equity loans during the second quarter of 2013 was attributable to an increase in amortizing home equity loans resulting from Chemical Bank's spring loan program, which also featured interest rates on home equity loans starting at 1.99%, depending on the credit rating of the borrower. At June 30, 2013, approximately 51% of the Corporation's home equity loans were first lien mortgages and 49% were junior lien mortgages. Home equity loans represented 11.4% of the Corporation's loan portfolio at June 30, 2013, compared to 11.3%, 11.4% and 10.7% at March 31, 2013, December 31, 2012 and June 30, 2012, respectively. The majority of the Corporation's home equity lines of credit are comprised of loans with payments of interest only until their maturity. Home equity lines of credit have original maturities up to ten years. Home equity lines of credit comprised 37% of the Corporation's home equity loans at June 30, 2013, compared to 39%, 40% and 44% at March 31, 2013, December 31, 2012 and June 30, 2012, respectively.
Consumer installment and home equity loans generally have shorter terms than residential mortgage loans, but generally involve more credit risk than residential mortgage lending because of the type and nature of the collateral. The Corporation experienced decreases in losses on consumer installment and home equity loans, with net loan losses totaling 31 basis points (annualized) of average consumer installment and home equity loans during the first half of 2013, compared to 53 basis points of average consumer installment and home equity loans in 2012. Consumer installment and home equity loans are spread across many individual borrowers, which minimizes the risk per loan transaction. The Corporation originates consumer installment and home equity loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer installment and home equity lending collections are dependent on the borrowers' continuing financial stability and are more likely to be affected by adverse personal situations. Collateral values on properties securing consumer installment and home equity loans are negatively impacted by many factors, including the physical condition of the collateral and property values, although losses on consumer installment and home equity loans are often more significantly impacted by the unemployment rate and other economic conditions. The unemployment rate in the State of Michigan was 8.7% at June 30, 2013, down from 8.9% at December 31, 2012 and up slightly from 8.6% at June 30, 2012, and higher than the national average of 7.6% at June 30, 2013.
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
Nonperforming assets were $93.0 million at June 30, 2013, a decrease of $11.6 million, or 11.1%, from $104.6 million at March 31, 2013, a decrease of $16.3 million, or 14.9%, from $109.3 million at December 31, 2012 and a decrease of $23.3 million, or 20.0%, from $116.3 million at June 30, 2012. Nonperforming assets represented 1.60%, 1.75%, 1.85% and 2.17% of total assets at June 30, 2013, March 31, 2013, December 31, 2012 and June 30, 2012, respectively. The decreases in nonperforming assets are a sign of improvement in the credit quality of the Corporation's loan portfolio and the improving economic climate in Michigan that began in 2011. However, the Corporation's levels of nonperforming assets have remained elevated, compared to historical levels, due to the unfavorable economic climate within the State of Michigan that has existed for more than four years, which resulted in cash flow difficulties being encountered by many commercial and consumer loan customers. The Corporation's nonperforming assets are not concentrated in any one industry or any one geographical area within Michigan, other than $7.6 million in nonperforming land development loans. At June 30, 2013, there was one commercial loan relationship exceeding $2.5 million, totaling $5.9 million, which was in nonperforming status. Based on declines in both residential and commercial real estate appraised values due to the weakness in the Michigan economy over the past several years, management continues to evaluate and, when appropriate, obtain new appraisals or discount appraised values of existing appraisals to compute net realizable values of nonperforming real estate secured loans and other real estate properties. While the economic climate within Michigan has shown signs of improvement, it is management's belief that nonperforming assets will remain at elevated levels during 2013.
The following schedule provides a summary of nonperforming assets:

	June 30, 2013	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Nonaccrual loans:
Commercial	$11,052	$12,186	$14,601
Commercial real estate	28,498	35,849	37,660
Real estate construction	183	168	1,217
Land development	3,434	4,105	4,184
Residential mortgage	9,241	10,407	10,164
Consumer installment	552	699	739
Home equity	3,064	2,837	2,733
Total nonaccrual loans	56,024	66,251	71,298
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	1	4	—
Commercial real estate	78	177	87
Residential mortgage	164	196	1,503
Home equity	689	874	769
Total accruing loans contractually past due 90 days or more as to interest or principal payments	932	1,251	2,359
Nonperforming TDRs:
Commercial loan portfolio	19,140	14,587	13,876
Consumer loan portfolio	3,246	4,328	3,321
Total nonperforming TDRs	22,386	18,915	17,197
Total nonperforming loans	79,342	86,417	90,854
Other real estate and repossessed assets(1)	13,659	18,194	18,469
Total nonperforming assets	$93,001	$104,611	$109,323
Nonperforming loans as a percent of total loans	1.83%	2.06%	2.18%
Nonperforming assets as a percent of total assets	1.60%	1.75%	1.85%

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held-for-sale.

The following schedule summarizes changes in nonaccrual loans during the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$66,251	$79,153	$71,298	$78,394
Additions during period	7,104	9,589	16,128	25,443
Principal balances charged off	(4,635)	(4,311)	(9,180)	(9,302)
Transfers to other real estate/repossessed assets	(808)	(2,822)	(2,373)	(5,655)
Returned to accrual status	(5,225)	(4,388)	(8,094)	(8,380)
Payments received	(6,663)	(2,765)	(11,755)	(6,044)
Balance at end of period	$56,024	$74,456	$56,024	$74,456
Nonperforming Loans
The following schedule provides the composition of nonperforming loans, by major loan category, as of June 30, 2013, March 31, 2013 and December 31, 2012.

	June 30, 2013		March 31, 2013		December 31, 2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	$17,943	22.6%	$16,453	19.0%	$19,763	21.8%
Commercial real estate	36,454	45.9	41,725	48.3	42,472	46.7
Real estate construction	397	0.5	372	0.4	1,217	1.3
Land development	7,592	9.6	8,526	9.9	8,173	9.0
Subtotal-commercial loan portfolio	62,386	78.6	67,076	77.6	71,625	78.8
Consumer loan portfolio:
Residential mortgage	12,651	16.0	14,931	17.3	14,988	16.5
Consumer installment	552	0.7	699	0.8	739	0.8
Home equity	3,753	4.7	3,711	4.3	3,502	3.9
Subtotal-consumer loan portfolio	16,956	21.4	19,341	22.4	19,229	21.2
Total nonperforming loans	$79,342	100.0%	$86,417	100.0%	$90,854	100.0%
Total nonperforming loans were $79.3 million at June 30, 2013, a decrease of $7.1 million, or 8.2%, compared to $86.4 million at March 31, 2013 and a decrease of $11.5 million, or 12.7%, compared to $90.9 million at December 31, 2012. The Corporation's nonperforming loans in the commercial loan portfolio were $62.4 million at June 30, 2013, a decrease of $4.7 million, or 7.0%, from $67.1 million at March 31, 2013 and a decrease of $9.2 million, or 12.9%, from $71.6 million at December 31, 2012. The decreases in nonperforming loans in the commercial loan portfolio were attributable to a combination of improving economic conditions and net loan charge-offs. Net loan charge-offs in the commercial loan portfolio totaled $1.9 million and $5.2 million during three- and six-month periods ended June 30, 2013, respectively. Nonperforming loans in the commercial loan portfolio comprised 79% of total nonperforming loans at June 30, 2013, compared to 78% of total nonperforming loans at March 31, 2013 and 79% of total nonperforming loans at December 31, 2012. The Corporation's nonperforming loans in the consumer loan portfolio were $17.0 million at June 30, 2013, a decrease of $2.3 million, or 12.3%, from $19.3 million at March 31, 2013 and a decrease of $2.2 million, or 11.8%, from $19.2 million at December 31, 2012. The decreases in nonperforming loans in the consumer loan portfolio were primarily attributable to net loan charge-offs, which totaled $1.8 million and $3.1 million during the three- and six-month periods ended June 30, 2013, respectively.

Nonperforming Loans — Commercial Loan Portfolio
The following schedule presents information related to stratification of nonperforming loans in the commercial loan portfolio by dollar amount at June 30, 2013, March 31, 2013 and December 31, 2012.

	June 30, 2013		March 31, 2013		December 31, 2012
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
$5,000,000 or more	1	$5,945	1	$6,062	1	$6,157
$2,500,000 – $4,999,999	—	—	—	—	—	—
$1,000,000 – $2,499,999	11	16,146	14	21,895	16	27,408
$500,000 – $999,999	26	18,649	25	17,092	21	14,868
$250,000 – $499,999	25	8,292	24	7,903	28	9,521
Under $250,000	183	13,354	175	14,124	173	13,671
Total	246	$62,386	239	$67,076	239	$71,625
Nonperforming commercial loans were $17.9 million at June 30, 2013, an increase of $1.4 million, or 9.1%, from $16.5 million at March 31, 2013 and a decrease of $1.9 million, or 9.2%, from $19.8 million at December 31, 2012. Nonperforming commercial loans comprised 1.6% of total commercial loans at both June 30, 2013 and March 31, 2013, compared to 2.0% at December 31, 2012. Nonperforming commercial loans were not concentrated in any single industry.
Nonperforming commercial real estate loans were $36.5 million at June 30, 2013, a decrease of $5.2 million, or 12.6%, from $41.7 million at March 31, 2013 and a decrease of $6.0 million, or 14.2%, from $42.5 million at December 31, 2012. Nonperforming commercial real estate loans comprised 3.1% of total commercial real estate loans at June 30, 2013, compared to 3.6% and 3.7% at March 31, 2013 and December 31, 2012, respectively. Nonperforming commercial real estate loans secured by owner occupied real estate, non-owner occupied real estate and vacant land totaled $22.1 million, $9.2 million and $5.1 million, respectively, at June 30, 2013, and comprised 3.5%, 2.6% and 17.2%, respectively, of total owner occupied real estate, non-owner occupied real estate and vacant land loans included in the Corporation's originated commercial real estate loans at June 30, 2013. At June 30, 2013, the Corporation's nonperforming commercial real estate loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation's market areas. The largest concentration of the $36.5 million in nonperforming commercial real estate loans at June 30, 2013 was one customer relationship totaling $5.7 million that was primarily secured by vacant land. This same customer relationship had nonperforming land development loans of $0.2 million and nonperforming residential mortgage loans of $0.4 million. At June 30, 2013, $1.7 million of the nonperforming commercial real estate loans were in various stages of foreclosure with 14 borrowers.
Nonperforming real estate construction loans were $0.4 million at June 30, 2013, the same as March 31, 2013 and a decrease of $0.8 million from $1.2 million at December 31, 2012. Nonperforming real estate construction loans comprised 0.5% of total real estate construction loans at June 30, 2013, compared to 0.6% and 1.9% at March 31, 2013 and December 31, 2012, respectively.
Nonperforming land development loans were $7.6 million at June 30, 2013, a decrease of $0.9 million, or 11.0%, from $8.5 million at March 31, 2013 and a decrease of $0.6 million, or 7.1%, from $8.2 million at December 31, 2012. Nonperforming land development loans comprised 27.9% of total land development loans at June 30, 2013, compared to 26.1% and 21.8% at March 31, 2013 and December 31, 2012, respectively. At June 30, 2013, nonperforming land development loans were secured primarily by residential real estate improved lots and housing units. The $7.6 million of nonperforming loans secured by land development projects represented 40% of total originated land development loans outstanding of $18.9 million at June 30, 2013. The economy in Michigan has adversely impacted housing demand throughout the state since 2008 and, accordingly, a significant percentage of the Corporation's residential real estate development borrowers have experienced cash flow difficulties associated with a significant decline in sales of both lots and residential real estate.
Nonperforming Loans — Consumer Loan Portfolio
Nonperforming residential mortgage loans were $12.7 million at June 30, 2013, a decrease of $2.2 million, or 15.3%, from $14.9 million at March 31, 2013 and a decrease of $2.3 million, or 15.6%, from $15.0 million at December 31, 2012. Nonperforming residential mortgage loans comprised 1.4% of total residential mortgage loans at June 30, 2013, compared to 1.7% of total residential mortgage loans at both March 31, 2013 and December 31, 2012. At June 30, 2013, a total of $3.6 million of nonperforming residential mortgage loans were in various stages of foreclosure.

Nonperforming consumer installment loans were $0.6 million at June 30, 2013, compared to $0.7 million at both March 31, 2013 and December 31, 2012. Nonperforming consumer installment loans comprised 0.1% of total consumer installment loans at June 30, 2013, March 31, 2013 and December 31, 2012.
Nonperforming home equity loans were $3.8 million at June 30, 2013, an increase of $0.1 million, or 1.1%, from $3.7 million at March 31, 2013 and an increase of $0.3 million, or 7.2%, from $3.5 million at December 31, 2012. Nonperforming home equity loans comprised 0.8% of total home equity loans at both June 30, 2013 and March 31, 2013, compared to 0.7% at December 31, 2012.
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
The Corporation's loans reported as TDRs continue to accrue interest at the loan's original interest rate as the Corporation expects to collect the remaining principal and interest on the loan. The interest income recognized on residential mortgage TDRs may include accretion of an identified impairment at the time of modification, which is attributable to a temporary reduction in the borrower's interest rate. A TDR is reported as a nonperforming loan (nonperforming TDR) until a six-month payment history of principal and interest payments is sustained in accordance with the loan modification, at which time the Corporation moves the loan to a performing status (performing TDR). If a performing TDR becomes contractually past due more than 30 days, it is transferred to a nonperforming status. Accordingly, all of the Corporation's performing TDRs at June 30, 2013 were current or less than 30 days past due. The Corporation's loans reported as TDRs do not include modified loans that are already reported in a nonaccrual status. The Corporation's nonaccrual loans at June 30, 2013, March 31, 2013 and December 31, 2012 included $40.1 million, $47.0 million and $47.5 million, respectively, of these modified loans.
The following summarizes the Corporation's reported TDRs at June 30, 2013, March 31, 2013 and December 31, 2012:

	Performing Status	Nonperforming Status			Total
		Current	Past Due 31-90 Days	Subtotal
	(In thousands)
June 30, 2013
Commercial loan portfolio	$18,497	$13,059	$6,081	$19,140	$37,637
Consumer loan portfolio	14,160	2,585	661	3,246	17,406
Total TDRs	$32,657	$15,644	$6,742	$22,386	$55,043
March 31, 2013
Commercial loan portfolio	$17,755	$12,330	$2,257	$14,587	$32,342
Consumer loan portfolio	12,968	3,457	871	4,328	17,296
Total TDRs	$30,723	$15,787	$3,128	$18,915	$49,638
December 31, 2012
Commercial loan portfolio	$15,789	$13,361	$515	$13,876	$29,665
Consumer loan portfolio	15,580	2,688	633	3,321	18,901
Total TDRs	$31,369	$16,049	$1,148	$17,197	$48,566
The Corporation's reported TDRs in the commercial loan portfolio generally consist of loans where the Corporation has allowed borrowers to either (i) temporarily defer scheduled principal payments and make interest only payments for a short period of time (generally six months to one year) at the stated interest rate of the original loan agreement, (ii) lower payments due to a modification of the loan's original contractual terms, or (iii) enter into moderate extensions of the loan's original contractual maturity date. These TDRs are individually evaluated for impairment. Based on this evaluation, the Corporation does not expect to incur a loss on these loans based on its assessment of the borrowers' expected cash flows, as the pre- and post-modification effective yields are approximately the same for these loans. Accordingly, no additional provision for loan losses has been recognized related to these loans. If conditions change and it is probable that any remaining principal and interest payments due on a loan will not be collected in accordance with the modified contractual terms, the loan is transferred to nonaccrual status. Once the borrowers under these TDRs have made at least six consecutive months of principal and interest payments under a formal modification agreement, the loans are classified by the Corporation as performing TDRs.
The outstanding balance of nonperforming TDRs in the commercial loan portfolio was $19.1 million, $14.6 million and $13.9 million at June 30, 2013, March 31, 2013 and December 31, 2012, respectively. At June 30, 2013, March 31, 2013 and December 31, 2012, the Corporation had $18.5 million, $17.8 million and $15.8 million, respectively, of performing TDRs in the commercial loan portfolio due to the borrowers' sustained repayment histories. The majority of the Corporation's performing TDRs in the commercial loan portfolio are categorized as a risk grade 7 (substandard - accrual) under the Corporation's risk rating system. The Corporation's risk rating system is further described in Note 4 to the consolidated financial statements. The weighted average contractual interest rate of the Corporation's TDRs in the commercial loan portfolio was 5.57% at June 30, 2013, compared to 5.49% at March 31, 2013 and 5.54% at December 31, 2012.
A summary of changes in the Corporation's reported TDRs in the commercial loan portfolio for the three and six months ended June 30, 2013 follows:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
	(In thousands)
Balance at beginning of period	$17,755	$14,587	$32,342	$15,789	$13,876	$29,665
Additions for modifications	—	4,096	4,096	—	6,990	6,990
Transfers to performing TDR status	1,346	(1,346)	—	4,164	(4,164)	—
Transfers to nonperforming TDR status	(985)	985	—	(1,467)	1,467	—
Transfers from nonaccrual status	1,054	876	1,930	1,054	2,212	3,266
Transfers to nonaccrual status	—	—	—	—	(1,039)	(1,039)
Principal payments and pay-offs	(673)	(58)	(731)	(1,043)	(202)	(1,245)
Balance at end of period	$18,497	$19,140	$37,637	$18,497	$19,140	$37,637
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
The outstanding balance of nonperforming TDRs in the consumer loan portfolio was $3.2 million, $4.3 million and $3.3 million at June 30, 2013, March 31, 2013 and December 31, 2012, respectively. At June 30, 2013, March 31, 2013 and December 31, 2012, the Corporation had $14.2 million, $13.0 million and $15.6 million, respectively, of performing TDRs in the consumer loan portfolio due to the borrowers' sustained repayment histories. The Corporation recognized $0.1 million of additional provision for loan losses during the six months ended June 30, 2013 related to impairment on its TDRs in the consumer loan portfolio (as a result of the temporary reduction in the borrowers' interest rates) at the time the loans were modified based on the present value of expected future cash flows discounted at the loan's original effective interest rate. The weighted average contractual interest rate on the Corporation's TDRs in the consumer loan portfolio was 4.55% at June 30, 2013, compared to 4.54% at both March 31, 2013 and December 31, 2012.
The Corporation's cumulative redefault rate as of June 30, 2013 on its TDRs, which represents the percentage of TDRs that transferred to nonaccrual status since the Corporation began such modifications in 2009, was 19% for TDRs in the commercial loan portfolio and 15% for TDRs in the consumer loan portfolio.
Other Real Estate and Repossessed Assets
Other real estate and repossessed assets are components of nonperforming assets. These include other real estate (ORE), comprised of residential and commercial real estate and land development properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and repossessed assets, comprised of other personal and commercial assets. ORE totaled $13.3 million at June 30, 2013, a decrease of $4.5 million, or 25%, from $17.8 million at March 31, 2013 and a decrease of $4.8 million, or 26%, from $18.1 million at December 31, 2012. Repossessed assets totaled $0.4 million at June 30, 2013, March 31, 2013 and December 31, 2012.

The following schedule provides the composition of ORE at June 30, 2013, March 31, 2013 and December 31, 2012:

	June 30, 2013	March 31, 2013	December 31, 2012
	(In thousands)
Composition of ORE:
Vacant land	$2,923	$3,386	$3,407
Commercial real estate properties	6,534	8,860	8,359
Residential real estate properties	3,857	5,588	5,764
Residential land development properties	—	—	527
Total ORE	$13,314	$17,834	$18,057
The following schedule summarizes ORE activity during the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$17,834	$25,484	$18,057	$27,510
Additions	303	2,304	2,026	6,085
Write-downs to fair value	(597)	(189)	(848)	(924)
Dispositions	(4,226)	(4,590)	(5,921)	(8,064)
Balance at end of period	$13,314	$23,009	$13,314	$24,607
The Corporation's ORE is carried at the lower of cost or fair value less estimated cost to sell. The Corporation's $13.3 million of ORE at June 30, 2013 included only one ORE property with a carrying value of $0.5 million or more totaling $0.6 million. The historically large inventory of real estate properties for sale across the State of Michigan has resulted in an increase in the Corporation's carrying time and cost of holding ORE. Consequently, the Corporation had $9.4 million in ORE at June 30, 2013 that had been held in excess of one year, of which $3.6 million had been held in excess of three years. Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and the Corporation had $5.3 million of nonperforming loans that were in the process of foreclosure at June 30, 2013, it is anticipated that the level of the Corporation's ORE will remain at elevated levels for the remainder of 2013.
All of the Corporation's ORE properties have been written down to fair value through a charge-off against the allowance for loan losses at the time the loan was transferred to ORE or through a subsequent write-down, recorded as an operating expense, to recognize a further market value decline of the property after the initial transfer date. Accordingly, at June 30, 2013, the carrying value of ORE of $13.3 million was reflective of $26.6 million in charge-offs or write-downs and represented 33% of the contractual loan balance remaining at the time these loans were classified as nonperforming.
During the six months ended June 30, 2013, the Corporation sold 107 ORE properties for net proceeds of $7.5 million. On an average basis, the net proceeds from these sales represented 128% of the carrying value of the property at the time of sale, with the net proceeds representing 52% of the remaining contractual loan balance at the time these loans were classified as nonperforming.
Nonperforming assets at June 30, 2013, March 31, 2013 and December 31, 2012 did not include impaired acquired loans totaling $8.4 million, $8.6 million and $9.1 million, respectively, even though these loans were not performing in accordance with their original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools. Acquired loans not performing in accordance with the loan's original contractual terms are included in the Corporation's impaired loan schedule in Note 4 to the consolidated financial statements.

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
Impaired loans include nonaccrual loans, TDRs (nonperforming and performing) and acquired loans that were not performing in accordance with their original contractual terms. Impaired loans totaled $119.5 million at June 30, 2013, a decrease of $5.0 million, or 4.0%, compared to $124.5 million at March 31, 2013 and a decrease of $9.5 million, or 7.4%, compared to $129.0 million at December 31, 2012. A summary of impaired loans at June 30, 2013, March 31, 2013 and December 31, 2012 follows:

	June 30, 2013	March 31, 2013	December 31, 2012
	(In thousands)
Originated impaired loans:
Commercial loan portfolio:
Nonaccrual loans	$43,167	$52,308	$57,662
Nonperforming TDRs	19,140	14,587	13,876
Performing TDRs	18,497	17,755	15,789
Subtotal	80,804	84,650	87,327
Consumer loan portfolio:
Nonaccrual loans	12,857	13,943	13,636
Nonperforming TDRs	3,246	4,328	3,321
Performing TDRs	14,160	12,968	15,580
Subtotal	30,263	31,239	32,537
Total originated impaired loans	111,067	115,889	119,864
Acquired loans not performing in accordance with original contractual terms	8,400	8,609	9,099
Total impaired loans	$119,467	$124,498	$128,963
The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance at June 30, 2013, March 31, 2013 and December 31, 2012 and partial loan charge-offs (confirmed losses) taken on these impaired loans:

	Amount	Valuation Allowance	Confirmed Losses	Cumulative Inherent Loss Percentage
	(Dollars in thousands)
June 30, 2013
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$7,819	$2,790	$—	36%
With valuation allowance and charge-offs	7,611	1,062	3,222	40
With charge-offs and no valuation allowance	26,274	—	16,909	39
Without valuation allowance or charge-offs	39,100	—	—	—
Total	80,804	$3,852	$20,131	24%
Impaired acquired loans	8,400
Total impaired loans to commercial borrowers	$89,204

	Amount	Valuation Allowance	Confirmed Losses	Cumulative Inherent Loss Percentage
	(Dollars in thousands)
March 31, 2013
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$9,964	$3,111	$—	31%
With valuation allowance and charge-offs	7,259	2,411	753	39
With charge-offs and no valuation allowance	29,850	—	19,158	39
Without valuation allowance or charge-offs	37,577	—	—	—
Total	84,650	$5,522	$19,911	24%
Impaired acquired loans	8,609
Total impaired loans to commercial borrowers	$93,259
December 31, 2012
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$16,054	$4,624	$—	29%
With valuation allowance and charge-offs	8,006	2,826	790	41
With charge-offs and no valuation allowance	27,634	—	16,525	37
Without valuation allowance or charge-offs	35,633	—	—	—
Total	87,327	$7,450	$17,315	27%
Impaired acquired loans	9,099
Total impaired loans to commercial borrowers	$96,426
After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that impaired loans of the commercial loan portfolio totaling $15.4 million at June 30, 2013 required a specific allocation of the allowance for loan losses (valuation allowance), compared to $17.2 million at March 31, 2013 and $24.1 million at December 31, 2012. The Corporation's valuation allowance for impaired loans of the commercial loan portfolio was $3.9 million at June 30, 2013, a decrease of $1.6 million from $5.5 million at March 31, 2013 and a decrease of $3.6 million from $7.5 million at December 31, 2012. The decreases in the valuation allowance at June 30, 2013 were primarily due to loan charge-offs. Confirmed losses represent partial loan charge-offs on an impaired loan due primarily to the receipt of a recent third-party property appraisal indicating the value of the collateral securing the loan was below the loan balance and management determined that full collection of the loan balance was not likely. The Corporation's nonperforming and performing TDRs in the commercial loan portfolio did not require a valuation allowance as the Corporation expected to collect the full principal and interest owed on each of these loans in accordance with their modified terms.
The Corporation generally does not recognize a valuation allowance for impaired loans in the consumer loan portfolio as these loans are comprised of smaller-balance homogeneous loans that are collectively evaluated for impairment. However, the Corporation had a valuation allowance attributable to TDRs in the consumer loan portfolio of $0.6 million at June 30, 2013, and $0.7 million at both March 31, 2013 and December 31, 2012, related to the reduction in the present value of expected future cash flows for these loans discounted at their original effective interest rate.
Impaired loans included acquired loans totaling $8.4 million, $8.6 million and $9.1 million at June 30, 2013, March 31, 2013 and December 31, 2012, respectively, that were not performing in accordance with the original contractual terms of the loans. These loans did not require a valuation allowance as they are recorded in loan pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools. These loans are not included in the Corporation's nonperforming loans.

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
Economic conditions in the Corporation's markets, which are primarily within Michigan, were generally less favorable than those nationwide during 2012 and the first six months of 2013. The economy in Michigan has shown signs of improvement, although economic challenges remain and are expected to continue for the remainder of 2013.
The following schedule summarizes activity related to the Corporation's allowance for loan losses:

	Three Months Ended			Six Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)
Allowance for loan losses - beginning of period	$82,834	$84,491	$87,785	$84,491	$88,333
Provision for loan losses	3,000	3,000	4,000	6,000	9,000
Net loan charge-offs:
Commercial loan portfolio:
Commercial	(59)	(1,199)	(834)	(1,258)	(1,722)
Commercial real estate	(1,786)	(2,010)	(1,880)	(3,796)	(3,727)
Real estate construction	—	—	—	—	—
Land development	(50)	(96)	(45)	(146)	(75)
Subtotal - commercial loan portfolio	(1,895)	(3,305)	(2,759)	(5,200)	(5,524)
Consumer loan portfolio:
Residential mortgage	(1,023)	(573)	(941)	(1,596)	(2,636)
Consumer installment	(574)	(447)	(872)	(1,021)	(1,601)
Home equity	(158)	(332)	(502)	(490)	(861)
Subtotal - consumer loan portfolio	(1,755)	(1,352)	(2,315)	(3,107)	(5,098)
Net loan charge-offs	(3,650)	(4,657)	(5,074)	(8,307)	(10,622)
Allowance for loan losses - end of period	$82,184	$82,834	$86,711	$82,184	$86,711
Net loan charge-offs as a percent of average loans (annualized)	0.34%	0.45%	0.52%	0.40%	0.55%

The following schedule summarizes information related to the Corporation's allowance for loan losses:

	June 30, 2013	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Allowance for loan losses – originated loans	$81,684	$82,334	$83,991
Allowance for loan losses – acquired loans	500	500	500
Nonperforming loans	79,342	86,417	90,854
Allowance for originated loans as a percent of:
Total originated loans	2.05%	2.16%	2.22%
Nonperforming loans	103%	95%	92%
Nonperforming loans, less impaired originated loans for which the expected loss has been charged-off	154%	146%	132%
The allowance of the acquired loan portfolio was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair values at the date of acquisition, with the estimated fair values including a component for expected credit losses. Acquired loans are subsequently evaluated for further credit deterioration in loan pools, which consist of loans with similar credit risk characteristics. If an acquired loan pool experiences a decrease in expected cash flows, as compared to those expected at the acquisition date, a portion of the allowance is allocated to acquired loans. At June 30, 2013, the allowance for loan losses on the acquired loan portfolio of $0.5 million was related to two consumer loan pools performing slightly below original expectations. There were no material changes in expected cash flows for the remaining acquired loan pools at June 30, 2013.
Deposits
Total deposits were $4.81 billion at June 30, 2013, a decrease of $193 million, or 3.9%, from total deposits of $5.01 billion at March 31, 2013, a decrease of $107 million, or 2.2%, from total deposits of $4.92 billion at December 31, 2012 and an increase of $431 million, or 9.8%, from total deposits of $4.38 billion at June 30, 2012. The decline in total deposits during the second quarter of 2013 was largely attributable to the seasonality of municipal deposit accounts. The increase in total deposits for the twelve-month period ended June 30, 2013 was primarily attributable to the branch acquisition transaction. The Corporation acquired $404 million of deposits as of the acquisition date. The Corporation experienced a slight change in the mix of deposits over the twelve-month period ended June 30, 2013, with a portion of funds from maturing certificates of deposit being transferred by customers into noninterest-bearing demand accounts. Excluding the impact of deposits acquired in the branch acquisition transaction, noninterest-bearing demand deposits increased $67 million during the twelve-month period ended June 30, 2013, while customer certificates of deposit decreased $127 million during that same time period. At June 30, 2013, the Corporation had $25 million in remaining brokered deposits that were acquired in the OAK acquisition. The Corporation intends to continue to use its liquidity to pay off brokered deposits as they mature, with $17 million maturing during the remainder of 2013.
It is the Corporation's strategy to develop customer relationships that will drive core deposit growth and stability. The Corporation's competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation's markets during 2012 and the first six months of 2013, the Corporation's efforts to expand its deposit relationships with existing customers, the Corporation's financial strength and a general trend in customers holding more liquid assets have resulted in the Corporation continuing to experience increases in customer deposits. Total deposits increased $85 million, excluding the $404 million from the branch acquisition transaction and matured brokered deposits, during the twelve months ended June 30, 2013.

At June 30, 2013, the Corporation's time deposits, which consist of certificates of deposit, totaled $1.38 billion, of which $554 million have stated maturities during the remainder of 2013. The Corporation expects the majority of these maturing time deposits to be renewed by customers. The following schedule summarizes the scheduled maturities of the Corporation's time deposits:

Maturity Schedule	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
2013 maturities:
Third quarter	$357,706	0.70%
Fourth quarter	196,462	0.90
Total 2013 maturities	554,168	0.77
2014 maturities	462,680	1.11
2015 maturities	209,646	2.00
2016 maturities	70,691	1.57
2017 maturities and beyond	82,734	1.40
Total time deposits	$1,379,919	1.15%
Borrowed Funds
Borrowed funds include short-term borrowings and Federal Home Loan Bank (FHLB) advances.
Short-term borrowings were $347.0 million, $347.5 million, $310.5 million and $299.7 million at June 30, 2013, March 31, 2013, December 31, 2012 and June 30, 2012, respectively, and were comprised solely of securities sold under agreements to repurchase with customers. Short-term borrowings, which are highly interest rate sensitive, increased $36.5 million, or 12%, during the six months ended June 30, 2013 and $47.3 million, or 16%, during the twelve months ended June 30, 2013 primarily due to additional funds deposited by the Corporation's business customers. Securities sold under agreements to repurchase represent funds deposited by customers, generally on an overnight basis, that are collateralized by investment securities that are owned by Chemical Bank, as these deposits are not covered by Federal Deposit Insurance Corporation (FDIC) insurance. These funds have been a stable source of liquidity for Chemical Bank, much like its core deposit base. As part of the Corporation's focus on relationship banking, it generally accepts these deposits from customers that have an established banking relationship with Chemical Bank. The Corporation's securities sold under agreements to repurchase do not qualify as sales for accounting purposes.
FHLB advances are borrowings from the Federal Home Loan Bank of Indianapolis that are secured by both a blanket security agreement of residential mortgage first lien loans with an aggregate book value equal to at least 155% of the advances and FHLB capital stock owned by Chemical Bank. The carrying value of residential mortgage first lien loans eligible as collateral under the blanket security agreement was $847 million at June 30, 2013.
During the first quarter of 2013, the Corporation prepaid all of its FHLB advances outstanding totaling $34.3 million, resulting in a prepayment fee expense of $0.8 million. The Corporation prepaid the FHLB advances to improve its net interest income in 2013. The impact of the prepayment of FHLB advances will result in an increase in net interest income in 2013 of approximately $0.3 million. FHLB advances totaled $34.3 million and $38.2 million at December 31, 2012 and June 30, 2012, respectively.

Credit-Related Commitments
The Corporation has credit-related commitments that may impact its liquidity. The following schedule summarizes the Corporation's credit-related commitments and expected expiration dates by period as of June 30, 2013. Because many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit:
Commercial loans	$439,611	$74,911	$19,493	$39,768	$573,783
Home equity lines of credit	92,487	49,770	59,408	22,880	224,545
Residential mortgage construction loans	19,138	—	—	—	19,138
Total unused commitments to extend credit	551,236	124,681	78,901	62,648	817,466
Undisbursed loan commitments	246,407	—	—	—	246,407
Standby letters of credit	37,118	9,720	326	225	47,389
Total credit-related commitments	$834,761	$134,401	$79,227	$62,873	$1,111,262
Undisbursed loan commitments at June 30, 2013 included $32 million of residential mortgage loans that were expected to be sold in the secondary market.
Capital
Total shareholders' equity was $609.6 million at June 30, 2013, compared to $604.8 million at March 31, 2013, $596.3 million at December 31, 2012 and $589.0 million at June 30, 2012. Total shareholders' equity as a percentage of total assets was 10.5% at June 30, 2013, compared to 10.1% at both March 31, 2013 and December 31, 2012 and 11.0% at June 30, 2012. The Corporation's tangible equity, which is defined as total shareholders' equity less goodwill and other acquired intangible assets, totaled $482.7 million, $477.4 million, $468.4 million and $472.2 million at June 30, 2013, March 31, 2013, December 31, 2012 and June 30, 2012, respectively. The Corporation's tangible equity to assets ratio was 8.5% at June 30, 2013, compared to 8.1% at both March 31, 2013 and December 31, 2012 and 9.0% at June 30, 2012. The decrease in the Corporation's equity ratios from June 30, 2012 to June 30, 2013 was attributable to an increase in the Corporation's assets that resulted from the branch acquisition transaction.
The Corporation and Chemical Bank continue to maintain strong capital positions, which significantly exceeded the minimum levels prescribed by the Federal Reserve Board at June 30, 2013, as shown in the following schedule:

	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Actual Capital Ratios:
Chemical Financial Corporation	9.1%	11.9%	13.1%
Chemical Bank	8.8	11.5	12.8
Minimum required for capital adequacy purposes	4.0	4.0	8.0
Minimum required for “well-capitalized” capital adequacy purposes	5.0	6.0	10.0
Shelf Registration
On May 23, 2013, the Corporation filed a universal shelf registration statement with the Securities and Exchange Commission (SEC) to register up to $100 million in securities. The shelf registration provides the Corporation with the ability to raise capital, subject to SEC rules and limitations, if the Corporation's Board of Directors decides to do so.

Basel III
On July 2, 2013, the Board of Governors of the Federal Reserve Board (Reserve Board) approved the final rules implementing the Basel Committee on Banking Supervision's (BCBS) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Corporation. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the Reserve Board. The FDIC's rule is identical in substance to the final rules issued by the Reserve Board.
The phase-in period for the final rules will begin for the Corporation and Chemical Bank on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. While management is currently evaluating the provisions of the final rules and their expected impact to the Corporation and Chemical Bank, we anticipate that the capital ratios for the Corporation and Chemical Bank under Basel III will continue to exceed the well capitalized minimum capital requirements.
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
Net interest income (FTE) was $49.7 million in the second quarter of 2013, compared to $48.9 million in the first quarter of 2013 and $47.7 million in the second quarter of 2012. The presentation of net interest income on an FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $1.3 million for each of the three-month periods ended June 30, 2013 and March 31, 2013 and $1.2 million for the three-month period ended June 30, 2012. These adjustments were computed using a 35% federal income tax rate.

Average Balances, Tax Equivalent Interest and Effective Yields and Rates
The following schedule presents the average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on an FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the three months ended June 30, 2013, March 31, 2013 and June 30, 2012.

	Three Months Ended
	June 30, 2013			March 31, 2013			June 30, 2012
	Average Balance	Interest (FTE)	Effective Yield/ Rate*	Average Balance	Interest (FTE)	Effective Yield/ Rate*	Average Balance	Interest (FTE)	Effective Yield/ Rate*
ASSETS	(Dollars in Thousands)
Interest-Earning Assets:
Loans**	$4,264,009	$48,510	4.56%	$4,167,614	$48,361	4.69%	$3,921,546	$48,375	4.96%
Taxable investment securities	734,767	2,585	1.41	666,809	2,438	1.46	701,543	2,587	1.48
Tax-exempt investment securities	229,773	2,423	4.22	215,727	2,388	4.43	185,113	2,232	4.82
Other interest-earning assets	25,572	400	6.27	25,572	151	2.39	25,572	380	5.98
Interest-bearing deposits with the FRB	276,141	180	0.26	504,067	321	0.26	210,855	141	0.27
Total interest-earning assets	5,530,262	54,098	3.92	5,579,789	53,659	3.89	5,044,629	53,715	4.28
Less: Allowance for loan losses	83,850			84,978			88,702
Other Assets:
Cash and cash due from banks	114,988			117,620			107,988
Premises and equipment	73,802			74,608			66,763
Interest receivable and other assets	224,620			237,781			229,920
Total Assets	$5,859,822			$5,924,820			$5,360,598
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,032,580	$231	0.09%	$1,102,386	$252	0.09%	$833,763	$246	0.12%
Savings deposits	1,353,769	301	0.09	1,337,415	296	0.09	1,163,412	389	0.13
Time deposits	1,398,716	3,732	1.07	1,451,681	4,018	1.12	1,461,694	5,024	1.38
Short-term borrowings	341,686	121	0.14	322,308	114	0.14	318,104	108	0.14
FHLB advances	—	—	—	7,848	47	2.43	40,780	254	2.51
Total interest-bearing liabilities	4,126,751	4,385	0.43	4,221,638	4,727	0.45	3,817,753	6,021	0.63
Noninterest-bearing deposits	1,093,149	—	—	1,059,474	—	—	924,759	—	—
Total deposits and borrowed funds	5,219,900	4,385	0.34	5,281,112	4,727	0.36	4,742,512	6,021	0.51
Interest payable and other liabilities	33,315			44,302			35,213
Shareholders’ equity	606,607			599,406			582,873
Total Liabilities and Shareholders’ Equity	$5,859,822			$5,924,820			$5,360,598
Net Interest Spread (average yield earned minus average rate paid)			3.49%			3.44%			3.65%
Net Interest Income (FTE)		$49,713			$48,932			$47,694
Net Interest Margin (Net Interest Income (FTE) divided by total average interest-earning assets)			3.60%			3.54%			3.80%

* Taxable equivalent basis using a federal income tax rate of 35%.
** Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

The following schedule presents the average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on an FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the six months ended June 30, 2013 and June 30, 2012.

	Six Months Ended
	June 30, 2013			June 30, 2012
	Average Balance	Interest (FTE)	Effective Yield/ Rate*	Average Balance	Interest (FTE)	Effective Yield/ Rate*
ASSETS	(Dollars in Thousands)
Interest-Earning Assets:
Loans**	$4,216,078	$96,871	4.63%	$3,881,857	$97,112	5.02%
Taxable investment securities	700,976	5,023	1.43	682,616	5,152	1.51
Tax-exempt investment securities	222,789	4,811	4.32	183,828	4,493	4.89
Other interest-earning assets	25,572	551	4.34	25,572	510	4.01
Interest-bearing deposits with the FRB	389,474	501	0.26	279,382	369	0.27
Total interest-earning assets	5,554,889	107,757	3.90	5,053,255	107,636	4.28
Less: Allowance for loan losses	84,411			88,648
Other Assets:
Cash and cash due from banks	116,297			110,172
Premises and equipment	74,203			66,512
Interest receivable and other assets	231,163			237,218
Total Assets	$5,892,141			$5,378,509
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,067,290	$483	0.09%	$857,215	$518	0.12%
Savings deposits	1,345,637	597	0.09	1,162,869	783	0.14
Time deposits	1,425,053	7,750	1.10	1,479,804	10,460	1.42
Short-term borrowings	332,051	235	0.14	319,290	212	0.13
FHLB advances	3,902	47	2.43	41,692	517	2.49
Total interest-bearing liabilities	4,173,933	9,112	0.44	3,860,870	12,490	0.65
Noninterest-bearing deposits	1,076,404	—	—	900,063	—	—
Total deposits and borrowed funds	5,250,337	9,112	0.35	4,760,933	12,490	0.53
Interest payable and other liabilities	38,777			39,009
Shareholders’ equity	603,027			578,567
Total Liabilities and Shareholders’ Equity	$5,892,141			$5,378,509
Net Interest Spread (average yield earned minus average rate paid)			3.46%			3.63%
Net Interest Income (FTE)		$98,645			$95,146
Net Interest Margin (Net Interest Income (FTE) divided by total average interest-earning assets)			3.57%			3.78%

* Taxable equivalent basis using a federal income tax rate of 35%.
** Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

Net interest income (FTE) of $49.7 million in the second quarter of 2013 was $0.8 million, or 1.6%, higher than net interest income (FTE) of $48.9 million in the first quarter of 2013. The favorable impact on net interest income (FTE) from loan growth and one more day in the second quarter of 2013 was partially offset by the net unfavorable impact of interest-earning assets and interest-bearing liabilities repricing during the quarter. The net interest margin in the second quarter of 2013 was 3.60%, compared to 3.54% in the first quarter of 2013. The average yield on interest-earning assets increased slightly to 3.92% in the second quarter of 2013, from 3.89% in the first quarter of 2013, with the increase largely attributable to the Corporation deploying the remainder of cash received in the branch acquisition transaction into loans and investment securities. The average cost of interest-bearing liabilities decreased slightly to 0.43% in the second quarter of 2013 from 0.45% in the first quarter of 2013. The decrease in the cost of interest-bearing liabilities during the second quarter of 2013 was primarily attributable to the repricing of time deposits at lower interest rates as they matured and were renewed in the continued low interest rate environment.
Net interest income (FTE) of $49.7 million in the second quarter of 2013 was $2.0 million, or 4.2%, higher than net interest income (FTE) of $47.7 million in the second quarter of 2012, with the increase primarily attributable to a combination of loan growth and the further deployment of cash from the branch acquisition transaction, both of which were partially offset by the net unfavorable impact of interest-earning assets and interest-bearing liabilities repricing during the twelve months ended June 30, 2013. The net interest margin was 3.60% in the second quarter of 2013, compared to 3.80% in the second quarter of 2012. The average yield on interest-earning assets decreased 36 basis points to 3.92% in the second quarter of 2013, from 4.28% in the second quarter of 2012, with the decrease primarily attributable to the repricing of loans at lower interest rates. The average cost of interest-bearing liabilities decreased 20 basis points to 0.43% in the second quarter of 2013, from 0.63% in the second quarter of 2012, with the decrease primarily attributable to the repricing of time deposits at lower interest rates.
Net interest income (FTE) of $98.6 million for the six months ended June 30, 2013 was $3.5 million, or 3.7%, higher than net interest income (FTE) of $95.1 million for the six months ended June 30, 2012, with the increase primarily attributable to an increase of $334 million in the average volume of loans outstanding during the six months ended June 30, 2013 that was partially offset by the net unfavorable impact of interest-earning assets and interest-bearing liabilities repricing during the twelve months ended June 30, 2013.
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
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 3.25% at the end of 2008 and has remained at this historically low rate through June 30, 2013. The prime interest rate has historically been 300 basis points higher than the federal funds rate. The Federal Open Market Committee (FOMC) has indicated that it will potentially keep the target range for the federal funds rate at between zero and 0.25% at least as long as the unemployment rate remains above 6.5%. The national unemployment rate was 7.6% at June 30, 2013, and therefore, the prime interest rate is expected to remain at or near its current historical low level of 3.25% during 2013. The majority of the Corporation's variable interest rate loans in the commercial loan portfolio are tied to the prime rate.
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

Volume and Rate Variance Analysis
The following schedules allocate the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities, and changes in average interest rates earned and paid, for the three months ended June 30, 2013, compared to the three months ended March 31, 2013 and June 30, 2012.

	Three Months Ended June 30, 2013
	Compared to Three Months Ended March 31, 2013			Compared to Three Months Ended June 30, 2012
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)
	(In Thousands)
Changes in Interest Income on Interest-Earning Assets:
Loans	$1,191	$(1,042)	$149	$4,051	$(3,916)	$135
Taxable investment securities/other assets	236	160	396	123	(105)	18
Tax-exempt investment securities	153	(118)	35	497	(306)	191
Interest-bearing deposits with the FRB	(141)	—	(141)	44	(5)	39
Total change in interest income on interest-earning assets	1,439	(1,000)	439	4,715	(4,332)	383
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	$(21)	$—	$(21)	$49	$(64)	$(15)
Savings deposits	5	—	5	49	(137)	(88)
Time deposits	(128)	(158)	(286)	(176)	(1,116)	(1,292)
Short-term borrowings	7	—	7	13	—	13
FHLB advances	(47)	—	(47)	(254)	—	(254)
Total change in interest expense on interest-bearing liabilities	(184)	(158)	(342)	(319)	(1,317)	(1,636)
Total Change in Net Interest Income (FTE)*	$1,623	$(842)	$781	$5,034	$(3,015)	$2,019

* Taxable equivalent basis using a federal income tax rate of 35%.
** The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following schedule allocates the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities, and changes in average interest rates earned and paid, for the six months ended June 30, 2013, compared to the six months ended June 30, 2012.

	Six Months Ended June 30, 2013
	Compared to Six Months Ended June 30, 2012
	Increase (Decrease) Due to Changes in		Combined Increase/ (Decrease)
	Average Volume**	Average Yield/Rate**
	(In Thousands)
Changes in Interest Income on Interest-Earning Assets:
Loans	$7,846	$(8,087)	$(241)
Taxable investment securities/other assets	141	(229)	(88)
Tax-exempt investment securities	885	(567)	318
Interest-bearing deposits with the FRB	146	(14)	132
Total change in interest income on interest-earning assets	9,018	(8,897)	121
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	83	(118)	(35)
Savings deposits	84	(270)	(186)
Time deposits	(323)	(2,387)	(2,710)
Short-term borrowings	8	15	23
FHLB advances	(458)	(12)	(470)
Total change in interest expense on interest-bearing liabilities	(606)	(2,772)	(3,378)
Total Change in Net Interest Income (FTE)*	$9,624	$(6,125)	$3,499

* Taxable equivalent basis using a federal income tax rate of 35%.
** The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses
The provision for loan losses (provision) is an increase to the allowance, as determined by management, to provide for probable losses inherent in the originated loan portfolio and for impairment of pools of acquired loans that results from the Corporation experiencing a decrease in expected cash flows of acquired loans during each reporting period. The provision was $3.0 million in both the second quarter of 2013 and the first quarter of 2013, compared to $4.0 million in the second quarter of 2012.
The Corporation experienced net loan charge-offs of $3.7 million in the second quarter of 2013, compared to $4.7 million in the first quarter of 2013 and $5.1 million in the second quarter of 2012. Net loan charge-offs as a percentage of average loans (annualized) were 0.34% in the second quarter of 2013, compared to 0.45% in the first quarter of 2013 and 0.52% in the second quarter of 2012. Net loan charge-offs in the commercial loan portfolio totaled $1.9 million in the second quarter of 2013, compared to $3.3 million in the first quarter of 2013 and $2.8 million in the second quarter of 2012. The commercial loan portfolio's net loan charge-offs in the second quarter of 2013 were not concentrated in any one industry or borrower, except for a $1.0 million net loan charge-off which was attributable to the charge-off of a valuation allowance for one commercial borrower. Net loan charge-offs in the consumer loan portfolio totaled $1.8 million in the second quarter of 2013, compared to $1.4 million in the first quarter of 2013 and $2.3 million in the second quarter of 2012.
The Corporation's provision of $3.0 million in the second quarter of 2013 was $0.7 million lower than net loan charge-offs for the quarter, although unchanged from the provision in the first quarter of 2013. The provision for loan losses in the second quarter of 2013 was maintained at the same level as the first quarter of 2013, despite lower loan losses and continued improvement in the credit quality of the loan portfolio, due to the significant growth in the loan portfolio during the quarter.
The Corporation's provision and net loan charge-offs were $6.0 million and $8.3 million, respectively, for the six months ended June 30, 2013, compared to $9.0 million and $10.6 million, respectively, for the six months ended June 30, 2012. The reduction in the Corporation's provision for the first six months of 2013, as compared to the first six months of 2012, was due to continued improvement in the credit quality of the Corporation's loan portfolio, including decreases in both net loan charge-offs and nonperforming loans.
Noninterest Income
The following summarizes the major components of noninterest income:

	Three Months Ended			Six Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)
Service charges and fees on deposit accounts	$5,535	$5,195	$5,013	$10,730	$9,518
Wealth management revenue	3,879	3,445	3,169	7,324	6,090
Electronic banking fees	3,005	3,397	2,402	6,402	4,859
Mortgage banking revenue	1,649	2,012	1,417	3,661	2,602
Other fees for customer services	824	781	801	1,605	1,334
Gain on sale of investment securities	257	847	—	1,104	—
Insurance commissions	474	473	481	947	856
Gain on sale of merchant card services	—	—	—	—	1,280
Other	325	89	661	414	730
Total noninterest income	$15,948	$16,239	$13,944	$32,187	$27,269
Noninterest income was $15.9 million in the second quarter of 2013, compared to $16.2 million in the first quarter of 2013 and $13.9 million in the second quarter of 2012. Noninterest income included nonrecurring income of $0.5 million (available-for-sale investment securities gains of $0.3 million and a gain from the sale of a closed branch office of $0.2 million), while the first quarter of 2013 included nonrecurring income of $0.8 million attributable to available-for-sale investment securities gains and the second quarter of 2012 included nonrecurring income of $0.6 million from the partial insurance recovery of a 2008 branch cash loss. Excluding this nonrecurring income, noninterest income in the second quarter of 2013 was approximately the same as the first quarter of 2013 and $2.1 million, or 16%, higher than the second quarter of 2012. While noninterest income, excluding nonrecurring income, was approximately the same in the second quarter of 2013, compared to the first quarter of 2013, increases in wealth management revenue of $0.4 million and service charges and fees on deposit accounts of $0.3 million were offset by similar decreases in electronic banking fees and mortgage banking revenue. The increase in noninterest income, excluding nonrecurring income, of $2.1 million in the second quarter of 2013 over the second quarter of 2012 was attributable to increases across all major categories of noninterest income and was partially driven by growth in the volume of services provided and additional fees and revenue earned as a result of the branch acquisition transaction.

Service charges and fees on deposit accounts, which include overdraft/non-sufficient funds fees, checking account service fees and other deposit account charges, were $5.5 million in the second quarter of 2013, an increase of $0.3 million, or 6.5%, over the first quarter of 2013 and an increase of $0.5 million, or 10.4%, over the second quarter of 2012. The increases in service charges and fees on deposit accounts were primarily attributable to additional fees earned as a result of the branch acquisition transaction. Overdraft/non-sufficient funds fees included in service charges and fees on deposit accounts were $4.4 million in the second quarter of 2013, compared to $4.2 million in the first quarter of 2013 and $3.9 million in the second quarter of 2012.
Wealth management revenue is comprised of investment fees that are generally based on the market value of assets within a trust account, custodial account fees and fees from the sale of investment products. Volatility in the equity and bond markets impacts the market value of trust assets and related investment fees. Wealth management revenue was $3.9 million in the second quarter of 2013, an increase of $0.4 million, or 13%, over the first quarter of 2013 and an increase of $0.7 million, or 22%, over the second quarter of 2012. The increase in wealth management revenue over the first quarter of 2013 was due primarily to an increase in equity market performance, while the increase over the second quarter of 2012 was due to both an increase in equity market performance and an increase in fees from a higher volume of sales of investment products. Fees from the sales of investment products totaled $1.1 million in both the second quarter of 2013 and the first quarter of 2013, compared to $0.8 million in the second quarter of 2012.
Electronic banking fees, which represent income earned by the Corporation from ATM transactions, debit card activity and internet banking fees, were $3.0 million in the second quarter of 2013, a decrease of $0.4 million, or 12%, from the first quarter of 2013 and an increase of $0.6 million, or 25%, over the second quarter of 2012. The decrease in electronic banking fees from the first quarter of 2013 was largely due to the recognition of higher expense for debit card rewards points earned by customers, which the Corporation records as an offset to fees earned. The increase in electronic banking fees over the second quarter of 2012 was due primarily to increased customer debit card activity largely attributable to additional fees earned as a result of the branch acquisition transaction.
Mortgage banking revenue (MBR) includes revenue from originating, selling and servicing residential mortgage loans for the secondary market. MBR was $1.6 million in the second quarter of 2013, a decrease of $0.4 million, or 18%, from the first quarter of 2013, and an increase of $0.2 million, or 16%, over the second quarter of 2012. The decrease in MBR from the first quarter of 2013 was due primarily to a decrease in the volume of loans sold, while the increase in MBR over the second quarter of 2012 was due to higher average gains per loan sale, which was partially offset by a decrease in the volume of loans sold. The Corporation sold $62 million of residential mortgage loans in the secondary market in the second quarter of 2013, compared to $69 million in the first quarter of 2013 and $87 million in the second quarter of 2012.
The Corporation sells residential mortgage loans in the secondary market on both a servicing retained and servicing released basis. These sales include the Corporation entering into residential mortgage loan sale agreements with buyers in the normal course of business. The agreements contain provisions that include various representations and warranties regarding the origination, characteristics and underwriting of the mortgage loans. The recourse of the buyer may result in either indemnification of a loss incurred by the buyer or a requirement for the Corporation to repurchase a loan that the buyer believes does not comply with the representations included in the loan sale agreement. Repurchase demands and loss indemnifications received by the Corporation are reviewed by a senior officer on a loan-by-loan basis to validate the claim made by a buyer. The Corporation maintains a reserve for probable losses expected to be incurred from loans previously sold in the secondary market. This contingent liability is based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the sale of loans in the secondary market and current economic conditions. During the first half of 2013, the Corporation incurred loan losses and buyer indemnification expenses of $0.2 million related to two residential mortgage loans that had been previously sold in the secondary market. During the three years preceding 2013, the Corporation incurred loan losses and buyer indemnification expenses totaling $0.6 million related to nine residential mortgage loans that had been previously sold in the secondary market. The Corporation was also required to repurchase fourteen residential mortgage loans totaling $1.8 million since the beginning of 2010 that had been previously sold in the secondary market as it was determined that these loans did not meet the original qualifications for sale in the secondary market. These fourteen loans were all performing and their fair values approximated the repurchase price at the repurchase date. Accordingly, the Corporation did not incur a loss at the time of repurchase on any of these fourteen loans. The Corporation records losses resulting from the repurchase of loans previously sold in the secondary market, as well as adjustments to estimates of future probable losses, as part of its MBR in the period incurred. The Corporation's reserve for probable losses was $0.75 million at both June 30, 2013 and December 31, 2012, compared to $0.25 million at June 30, 2012.

Noninterest income was $32.2 million for the six months ended June 30, 2013, compared to $27.3 million for the six months ended June 30, 2012. Noninterest income included nonrecurring income of $1.3 million in the six months ended June 30, 2013 and $1.9 million in the six months ended June 30, 2012. Excluding nonrecurring income, noninterest income for the six months ended June 30, 2013 was $5.5 million, or 21%, higher than the six months ended June 30, 2012, with the increase attributable to increases across all major categories of noninterest income that was partially driven by growth in the volume of services provided and additional fees and revenue earned as a result of the branch acquisition transaction. Service charges and fees on deposit accounts and revenue generated from customers' debit card usage were $1.2 million and $1.4 million, respectively, higher in the six-month period ended June 30, 2013. In addition, wealth management revenue and mortgage banking revenue were $1.2 million and $1.1 million, respectively, higher in the six-month period ended June 30, 2013.
Operating Expenses
The following summarizes the major categories of operating expenses:

	Three Months Ended			Six Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)
Salaries and wages	$19,945	$18,444	$16,748	$38,389	$33,196
Employee benefits	4,683	4,925	3,791	9,608	7,912
Occupancy	3,380	3,663	2,973	7,043	6,127
Equipment and software	3,447	3,450	3,127	6,897	6,245
Outside processing and service fees	2,825	2,834	2,466	5,659	4,873
FDIC insurance premiums	1,061	1,131	1,051	2,192	2,161
Professional fees	952	976	1,204	1,928	2,157
Advertising and marketing	890	771	674	1,661	1,196
Postage and express mail	687	734	641	1,421	1,328
Training, travel and other employee expenses	579	620	623	1,199	1,153
Credit-related expenses	157	991	672	1,148	2,039
Telephone	469	550	425	1,019	835
Intangible asset amortization	484	493	368	977	735
Donations	373	510	342	883	811
Supplies	405	427	347	832	691
FHLB prepayment fees	—	753	—	753	—
Other	704	685	747	1,389	1,711
Total Operating Expenses	$41,041	$41,957	$36,199	$82,998	$73,170
Operating expenses were $41.0 million in the second quarter of 2013, compared to $42.0 million in the first quarter of 2013 and $36.2 million in the second quarter of 2012. Operating expenses in the first quarter of 2013 included nonrecurring expense of $0.8 million attributable to prepayment fees incurred to prepay the Corporation's FHLB advances, while the second quarter of 2012 included acquisition-related transaction expenses of $0.5 million. Excluding these nonrecurring expenses, operating expenses in the second quarter of 2013 were $0.2 million lower than the first quarter of 2013 and $5.3 million, or 15%, higher than the second quarter of 2012. The decrease in operating expenses, excluding nonrecurring expenses, of $0.2 million from the first quarter of 2013 was attributable to decreases in credit-related expenses, employee payroll taxes and occupancy expenses, which were largely offset by higher performance-based compensation. The increase in operating expenses, excluding nonrecurring expenses, of $5.3 million over the second quarter of 2012 was primarily attributable to incremental operating costs associated with the branch acquisition transaction, merit and market-driven compensation increases provided to the Corporation's employees effective January 1, 2013, and higher performance-based compensation expense.
Salaries and wages of $19.9 million in the second quarter of 2013 increased $1.5 million, or 8.1%, over the first quarter of 2013, with the increase primarily attributable to higher performance-based compensation expense. Performance-based compensation expense was $2.6 million in the second quarter of 2013, compared to $1.3 million in the first quarter of 2013 and $1.8 million in the second quarter of 2012. Salaries and wages in the second quarter of 2013 increased $3.2 million, or 19%, over the second quarter of 2012 due primarily to the branch acquisition transaction, merit and market-driven salary adjustments that took effect at the beginning of 2013 and higher performance-based compensation expense.

Employee benefit costs of $4.7 million in the second quarter of 2013 decreased $0.2 million, or 4.9%, from the first quarter of 2013, with the decrease primarily attributable to lower payroll taxes (which are generally highest in the first quarter of the year). Employee benefit costs in the second quarter of 2013 increased $0.9 million, or 24%, over the second quarter of 2012 primarily due to higher group health costs.
Occupancy expenses of $3.4 million in the second quarter of 2013 were $0.3 million, or 7.7%, lower than the first quarter of 2013 due primarily to lower repair and maintenance expenses. Occupancy expenses were $0.4 million, or 14%, higher than the second quarter of 2012 due primarily to the branch acquisition transaction.
Credit-related expenses are comprised of other real estate (ORE) net costs and loan collection costs. ORE net costs are comprised of costs to carry ORE, such as property taxes, insurance and maintenance costs, fair value write-downs after a property is transferred to ORE and net gains/losses from the disposition of ORE. Loan collection costs include legal fees, appraisal fees and other costs recognized in the collection of loans with deteriorated credit quality and in the process of foreclosure. Credit-related expenses of $0.2 million in the second quarter of 2013 were $0.8 million, or 84%, lower than the first quarter of 2013, with the decrease primarily attributable to a combination of higher gains on sales of ORE properties and lower ORE operating costs and loan collection costs. Credit-related expenses in the second quarter of 2013 were $0.5 million, or 77%, lower than the second quarter of 2012, with the decrease primarily attributable to a combination of lower ORE operating costs and loan collection costs.
Total operating expenses were $83.0 million during the six months ended June 30, 2013, compared to $73.2 million during the six months ended June 30, 2012. Total operating expenses included nonrecurring expenses in the six months ended June 30, 2013 of $0.8 million attributable to the prepayment fees incurred to prepay the Corporation's FHLB advances and nonrecurring expenses in the six months ended June 30, 2012 of $0.5 million attributable to acquisition-related expenses. Excluding these nonrecurring expenses, total operating expenses during the six months ended June 30, 2013 were $9.6 million, or 13%, higher than the six months ended June 30, 2012, with the increase largely attributable to the branch acquisition transaction in addition to increases in employee compensation costs resulting from merit increases, market-based salary adjustments, higher performance-based compensation and higher group health costs, that were partially offset by a reduction in net credit-related costs.
Income Tax Expense
The Corporation's effective federal income tax rate was 30.0% for the second quarter of 2013, compared to 30.1% and 31.3% for the first quarter of 2013 and second quarter of 2012, respectively. The Corporation's effective federal income tax rate was 30.1% for the six months ended June 30, 2013, compared to 30.5% for the six months ended June 30, 2012. The fluctuations in the Corporation's effective federal income tax rate reflect changes each year in the proportion of interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits. The Corporation recorded income tax expense for the three- and six-month periods ended June 30, 2013 and 2012 using its best estimate of the effective income tax rate expected for the full year and applied that rate on a year-to-date basis.
Liquidity
Liquidity measures the ability of the Corporation to meet current and future cash flow needs in a timely manner. Liquidity risk is the adverse impact on net interest income if the Corporation was unable to meet its cash flow needs at a reasonable cost.
Liquidity is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The Corporation manages its funding needs by maintaining a level of liquid funds through its asset/liability management process. The Corporation's largest sources of liquidity on a consolidated basis are the deposit base that comes from consumer, business and municipal customers within the Corporation's local markets, principal payments on loans, maturing investment securities, cash held at the FRB, unpledged investment securities available-for-sale and federal funds sold. Excluding brokered deposits and deposits acquired in the branch acquisition transaction as of the date of acquisition, total deposits increased $85 million during the twelve months ended June 30, 2013. The Corporation's loan-to-deposit ratio was 90.1% at June 30, 2013, compared to 83.6% at March 31, 2013, 84.7% at December 31, 2012 and 90.4% at June 30, 2012. The Corporation had $69 million of cash deposits held at the FRB at June 30, 2013, compared to $477 million at March 31, 2013, $514 million at December 31, 2012 and $120 million at June 30, 2012. The decrease in cash deposits held at the FRB during the three months ended June 30, 2013 was largely attributable to growth in the Corporation's loans and investment securities portfolios. At June 30, 2013, the Corporation had unpledged investment securities available-for-sale with an amortized cost of $160 million. The Corporation also has available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.

Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB that are generally secured by residential mortgage first lien loans. The Corporation considers advances from the FHLB as its primary wholesale source of liquidity. During the first quarter of 2013, the Corporation prepaid all of its FHLB advances outstanding totaling $34.3 million. The Corporation prepaid the FHLB advances to improve its net interest income in 2013. The impact of the prepayment of FHLB advances will result in an increase in net interest income in 2013 of approximately $0.3 million. The Corporation's additional borrowing availability from the FHLB, based on its FHLB capital stock and subject to certain requirements, was $341 million at June 30, 2013. Chemical Bank can also borrow from the FRB's discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At June 30, 2013, Chemical Bank maintained an unused borrowing capacity of $30 million with the FRB's discount window based upon pledged collateral as of that date. It is management's opinion that the Corporation's borrowing capacity could be expanded, if deemed necessary, as Chemical Bank has additional borrowing capacity available at the FHLB that could be used if it increased its investment in FHLB capital stock, and Chemical Bank has a significant amount of additional assets that could be used as collateral at the FRB's discount window.
The Corporation manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements. The Corporation's primary source of liquidity is dividends from Chemical Bank.
Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. Such restrictions include, but are not limited to, capital adequacy levels and earnings limitations. Chemical Bank, as a member of the Federal Reserve, may not declare or pay a dividend if the total of all dividends declared in a calendar year exceeds the excess earnings (net income less dividends) during the current calendar year and the prior two calendar years unless the dividend has been approved by the Federal Reserve Board. At June 30, 2013, Chemical Bank's earnings in excess of dividends paid for the current and prior two calendar years totaled $66.2 million. During the six months ended June 30, 2013, Chemical Bank paid $11.6 million in cash dividends to the Corporation, and the Corporation paid cash dividends to shareholders of $11.6 million. During 2012, Chemical Bank paid $27.6 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $22.6 million. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to the Corporation's shareholders. Over the long term, cash dividends to shareholders are dependent upon earnings, as well as capital requirements, regulatory restraints and other factors affecting Chemical Bank.
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
The Corporation's interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast (base case). At June 30, 2013, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. Additionally, at June 30, 2013, the Corporation projected the change in net interest income of an immediate 400 basis point increase in market interest rates. The Corporation did not project a 400 basis point decrease in interest rates at June 30, 2013 as the likelihood of a decrease of this size was considered unlikely given prevailing interest rate levels. These projections were based on the Corporation's assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and residential mortgage and consumer loans. The ALCO regularly monitors the Corporation's forecasted net interest income sensitivity to ensure that it remains within established limits.
A summary of the Corporation's interest rate sensitivity at June 30, 2013 follows:

	Gradual Change					Immediate Change
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400
Percent change in net interest income vs. constant rates	(3.7)%	(1.6)%	—	(0.1)%	(0.8)%	(0.9)%
At June 30, 2013, the Corporation's model simulations projected that 100, 200 and 400 basis point increases in interest rates, as previously discussed, would result in negative variances in net interest income of 0.1%, 0.8% and 0.9%, respectively, relative to the base case over the next twelve-month period, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.6% and 3.7%, respectively, relative to the base case over the next twelve-month period. The likelihood of a decrease in interest rates beyond 100 basis points at June 30, 2013 was considered to be unlikely given prevailing interest rate levels.
The Corporation's model simulations for 100 and 200 basis point increases resulted in negative variances in net interest income, relative to the base case, primarily due to the Corporation deploying excess cash maintained at the FRB, which is treated as a variable-rate asset, into fixed-rate loans and investment securities during the second quarter of 2013. However, while the model simulations projected negative variances for 100 and 200 basis point increases, the Corporation's net interest income is still projected to be higher if interest rates were to rise 200 basis points due to the higher yield being earned on the funds deployed into loans and investment securities compared to maintaining these funds at the FRB earning 25 basis points.
Future increases in market interest rates are not expected to have a significant immediate favorable impact on the Corporation's net interest income at the time of such increases because of the low percentage of variable interest rate loans in the Corporation's loan portfolio and a large percentage of variable interest rate loans at interest rate floors at June 30, 2013. The percentage of variable interest rate loans, which comprised approximately 27% of the Corporation's loan portfolio at June 30, 2013, has remained relatively consistent during the twelve-month period ended June 30, 2013. Approximately two-thirds of the Corporation's variable interest rate loans were at an interest rate floor and are expected to remain at their floor until they mature or market interest rates rise more than 75 basis points. To reduce the risk of rising interest rates adversely impacting net interest income, the Corporation has positioned its balance sheet to be more asset sensitive by holding some variable rate instruments in its investment securities portfolio. Variable rate investment securities at June 30, 2013 were $265 million, or 26% of total investment securities, compared to $263 million, or 27% of total investment securities, at March 31, 2013, $281 million, or 34% of total investment securities, at December 31, 2012 and $336 million, or 38% of total investment securities, at June 30, 2012. The reduction in the composition of variable rate investment securities since year-end 2012 was primarily attributable to the Corporation investing cash acquired in the branch acquisition transaction in short-term investment securities with primarily fixed interest rates during the first half of 2013. The interest rate sensitivity of the Corporation's balance sheet was also impacted by the level of cash held at the FRB, which totaled $69 million at June 30, 2013, compared to $477 million at March 31, 2013, $514 million at December 31, 2012 and $120 million at June 30, 2012. The Federal Open Market Committee (FOMC) has indicated that it will keep the target range for the federal funds rate at between zero and 0.25% at least as long as the unemployment rate remains above 6.5%. The national unemployment rate was 7.6% at June 30, 2013, and therefore, corresponding increases in other market interest rates that are generally tied to the federal funds rate, such as the prime interest rate, are not expected to increase during 2013.

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
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this report. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following schedule summarizes the Corporation's total monthly share repurchase activity for the three months ended June 30, 2013:

	Issuer Purchases of Equity Securities
Period Beginning on First Day of Month Ended	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
April 30, 2013	137	$24.80	—	500,000
May 31, 2013	2,164	26.10	—	500,000
June 30, 2013	1,389	25.88	—	500,000
Total	3,690	$25.97	—

(1)
Includes shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by employees who received shares of the Corporation's common stock during the three months ended June 30, 2013 upon conversion of vested restricted stock service-based units and by holders of employee stock options who exercised options during the three months ended June 30, 2013. The Corporation's share-based compensation plans permit employees to use stock to satisfy such obligations based on the market value of the stock on the date of conversion or date of exercise, as applicable.

In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation's common stock in the open market. The repurchased shares are available for later reissuance in connection with potential future stock dividends, the Corporation's dividend reinvestment plan, employee benefit plans and other general corporate purposes. No shares were repurchased under the Corporation's Common Stock Repurchase Program during the three months ended June 30, 2013.

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

CHEMICAL FINANCIAL CORPORATION

Date:	August 5, 2013	By:	/s/ David B. Ramaker
David B. Ramaker
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 5, 2013	By:	/s/ Lori A. Gwizdala
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