Form 10-Q
period 2013-09-30
CHEMICAL FINANCIAL CORP
filed 2013-10-31
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s Common Stock, $1 par value, as of October 18, 2013, was 29,778,250 shares.

INDEX
Chemical Financial Corporation
Form 10-Q

Forward-Looking Statements
This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and Chemical Financial Corporation (Corporation). Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "judgment," "opinion," "plans," "predicts," "probable," "projects," "should," "trend," "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to future levels of loan charge-offs, future levels of provisions for loan losses, real estate valuation, future levels of nonperforming assets, the rate of asset dispositions, future capital levels, future dividends, future growth and funding sources, future liquidity levels, future profitability levels, future deposit insurance premiums, the effects on earnings of future changes in interest rates, the future level of other revenue sources, future economic trends and conditions, future initiatives to expand the Corporation's market share, expected performance and cash flows from acquired loans, future effects of new or changed accounting standards, future opportunities for acquisitions, the impact of branch acquisition transactions on the Corporation's business, opportunities to increase top line revenues, the Corporation's ability to grow its core franchise, future cost savings and the Corporation's ability to maintain adequate liquidity and capital based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators. All statements referencing future time periods are forward-looking.
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

Part I. Financial Information

Item 1.    Financial Statements
Chemical Financial Corporation
Consolidated Statements of Financial Position

	September 30, 2013	December 31, 2012	September 30, 2012
	(Unaudited)		(Unaudited)
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$135,839	$142,467	$123,519
Interest-bearing deposits with the Federal Reserve Bank	357,271	513,668	315,201
Total cash and cash equivalents	493,110	656,135	438,720
Investment securities:
Available-for-sale, at fair value	705,146	586,809	646,578
Held-to-maturity (fair value - $275,866 at September 30, 2013, $229,922 at December 31, 2012 and $223,185 at September 30, 2012)	282,579	229,977	221,536
Total investment securities	987,725	816,786	868,114
Loans held-for-sale	7,907	17,665	15,075
Loans	4,522,671	4,167,735	4,019,159
Allowance for loan losses	(81,532)	(84,491)	(84,694)
Net loans	4,441,139	4,083,244	3,934,465
Premises and equipment (net of accumulated depreciation of $98,150 at September 30, 2013, $93,207 at December 31, 2012 and $91,203 at September 30, 2012)	73,690	75,458	67,796
Goodwill	120,164	120,164	113,414
Other intangible assets	13,865	15,388	10,243
Interest receivable and other assets	120,636	132,412	132,594
Total Assets	$6,258,236	$5,917,252	$5,580,421
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$1,162,599	$1,085,857	$952,126
Interest-bearing	4,028,706	3,835,586	3,646,746
Total deposits	5,191,305	4,921,443	4,598,872
Interest payable and other liabilities	36,019	54,716	34,738
Short-term borrowings	357,595	310,463	311,471
Federal Home Loan Bank (FHLB) advances	—	34,289	37,237
Total liabilities	5,584,919	5,320,911	4,982,318
Shareholders’ equity:
Preferred stock, no par value:
Authorized – 200,000 shares, none issued	—	—	—
Common stock, $1 par value per share:
Authorized — 45,000,000 shares
Issued and outstanding — 29,778,250 shares at September 30, 2013, 27,498,868 shares at December 31, 2012 and 27,498,094 shares at September 30, 2012	29,778	27,499	27,498
Additional paid-in capital	487,176	433,195	432,627
Retained earnings	191,538	166,766	160,884
Accumulated other comprehensive loss	(35,175)	(31,119)	(22,906)
Total shareholders’ equity	673,317	596,341	598,103
Total Liabilities and Shareholders’ Equity	$6,258,236	$5,917,252	$5,580,421
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$49,017	$48,322	$144,951	$144,472
Interest on investment securities:
Taxable	2,714	2,458	7,737	7,610
Tax-exempt	1,587	1,457	4,738	4,407
Dividends on nonmarketable equity securities	150	128	701	638
Interest on deposits with the Federal Reserve Bank	110	136	611	505
Total interest income	53,578	52,501	158,738	157,632
Interest Expense
Interest on deposits	4,160	5,238	12,990	16,999
Interest on short-term borrowings	124	105	359	317
Interest on FHLB advances	—	248	47	765
Total interest expense	4,284	5,591	13,396	18,081
Net Interest Income	49,294	46,910	145,342	139,551
Provision for loan losses	3,000	4,500	9,000	13,500
Net interest income after provision for loan losses	46,294	42,410	136,342	126,051
Noninterest Income
Service charges and fees on deposit accounts	5,690	5,028	16,420	14,546
Wealth management revenue	3,369	2,745	10,693	8,835
Other charges and fees for customer services	4,272	3,435	13,226	10,484
Mortgage banking revenue	1,038	1,457	4,699	4,059
Gain on sale of investment securities	—	—	1,104	—
Gain on sale of merchant card services	—	—	—	1,280
Other	275	54	689	784
Total noninterest income	14,644	12,719	46,831	39,988
Operating Expenses
Salaries, wages and employee benefits	24,065	20,738	72,062	61,846
Occupancy	3,406	3,137	10,449	9,264
Equipment and software	3,354	3,406	10,251	9,651
Other	8,720	9,442	29,781	29,132
Total operating expenses	39,545	36,723	122,543	109,893
Income before income taxes	21,393	18,406	60,630	56,146
Federal income tax expense	6,400	5,300	18,200	16,800
Net Income	$14,993	$13,106	$42,430	$39,346
Net Income Per Common Share:
Basic	$0.54	$0.48	$1.54	$1.43
Diluted	0.53	0.48	1.53	1.43
Cash Dividends Declared Per Common Share	0.22	0.21	0.64	0.61
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$14,993	$13,106	$42,430	$39,346
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investment securities available-for-sale, net of tax expense (benefit) of $(392) and $491 for the three months ended September 30, 2013 and 2012, respectively, and $(2,879) and $746 for the nine months ended September 30, 2013 and 2012, respectively	(726)	911	(5,347)	1,385
Reclassification adjustment for realized gain on sale of investment securities available-for-sale included in net income, net of tax expense of $300 for the nine months ended September 30, 2013	—	—	(558)	—
Adjustment for pension and other postretirement benefits, net of tax expense of $332 and $187 for the three months ended September 30, 2013 and 2012, respectively, and $996 and $559 for the nine months ended September 30, 2013 and 2012, respectively	616	347	1,849	1,038
Total other comprehensive income (loss), net of tax	(110)	1,258	(4,056)	2,423
Comprehensive income	$14,883	$14,364	$38,374	$41,769
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share data)
Balances at January 1, 2012	$27,457	$431,277	$138,324	$(25,329)	$571,729
Comprehensive income			39,346	2,423	41,769
Cash dividends declared and paid of $0.61 per share			(16,786)		(16,786)
Shares issued – stock options	1	10			11
Shares issued – directors’ stock plans	16	307			323
Shares issued – restricted stock units	24	(272)			(248)
Share-based compensation		1,305			1,305
Balances at September 30, 2012	$27,498	$432,627	$160,884	$(22,906)	$598,103

Balances at January 1, 2013	$27,499	$433,195	$166,766	$(31,119)	$596,341
Comprehensive income (loss)			42,430	(4,056)	38,374
Cash dividends declared and paid of $0.64 per share			(17,658)		(17,658)
Issuance of common stock, net of issuance costs	2,214	51,711			53,925
Shares issued – stock options	29	249			278
Shares issued – directors’ stock plans	13	292			305
Shares issued – restricted stock units	23	(402)			(379)
Share-based compensation		2,131			2,131
Balances at September 30, 2013	$29,778	$487,176	$191,538	$(35,175)	$673,317
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
	2013	2012
	(In thousands)
Operating Activities
Net income	$42,430	$39,346
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,000	13,500
Gains on sales of loans	(6,041)	(6,439)
Proceeds from sales of loans	181,644	235,010
Loans originated for sale	(165,845)	(224,828)
Net gains on sales of other real estate and repossessed assets	(2,265)	(1,498)
Depreciation of premises and equipment	6,552	6,052
Amortization of intangible assets	2,794	2,935
Gain on sale of investment securities	(1,104)	—
Net amortization of premiums and discounts on investment securities	3,054	3,774
Share-based compensation expense	2,131	1,305
Contributions to defined benefit pension plan	(15,000)	(12,000)
Net decrease in interest receivable and other assets	6,634	12,690
Net decrease in interest payable and other liabilities	(786)	(5,673)
Net cash provided by operating activities	63,198	64,174
Investing Activities
Investment securities – available-for-sale:
Proceeds from sales	38,028	—
Proceeds from maturities, calls and principal reductions	121,959	189,681
Purchases	(289,189)	(170,667)
Investment securities – held-to-maturity:
Proceeds from maturities, calls and principal reductions	51,962	43,578
Purchases	(104,733)	(81,734)
Net increase in loans	(371,423)	(216,285)
Proceeds from sales of other real estate and repossessed assets	13,229	18,787
Purchases of premises and equipment and branch bank property, net of disposals	(5,166)	(7,851)
Net cash used in investing activities	(545,333)	(224,491)
Financing Activities
Net increase in interest- and noninterest-bearing demand deposits and savings accounts	393,262	333,771
Net decrease in time deposits	(123,400)	(101,756)
Net increase in short-term borrowings	47,132	7,685
Repayment of FHLB advances	(34,289)	(5,820)
Cash dividends paid	(17,658)	(16,786)
Proceeds from issuance of common stock, net of issuance costs	53,925	—
Proceeds from directors’ stock plans and exercise of stock options, net of shares withheld	517	251
Shares issued, net of shares withheld, for restricted stock units	(379)	(248)
Net cash provided by financing activities	319,110	217,097
Net increase (decrease) in cash and cash equivalents	(163,025)	56,780
Cash and cash equivalents at beginning of period	656,135	381,940
Cash and cash equivalents at end of period	$493,110	$438,720
Supplemental Disclosure of Cash Flow Information:
Interest paid	$13,888	$18,625
Loans transferred to other real estate and repossessed assets	4,528	11,272
Closed branch offices transferred to other real estate	382	—
Federal income taxes paid	12,950	5,339
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

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
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments believed necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
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
Reclassifications
Certain amounts in the consolidated statements of income for the three and nine months ended September 30, 2012 have been reclassified to conform with the 2013 presentation. Such reclassifications had no effect on the Corporation's assets, liabilities, shareholders' equity or net income.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

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
The Corporation accounts for acquired loans, which are recorded at fair value at acquisition, in accordance with Accounting Standards Codifications (ASC) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30). ASC 310-30 allows investors to aggregate loans acquired into loan pools that have common risk characteristics and thereby use a composite interest rate and expectation of cash flows expected to be collected for the loan pools. Under the provisions of ASC 310-30, the Corporation aggregated acquired loans into 14 pools based upon common risk characteristics, including types of loans, commercial type loans with similar risk grades and whether loans were performing or nonperforming. A pool is considered a single unit of accounting for purposes of applying the guidance prescribed in ASC 310-30. A loan will be removed from a pool of acquired loans only if the loan is sold, foreclosed, paid off or written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and the cash, fair value of the collateral, or other assets received would not affect the effective yield used to recognize the accretable difference on the remaining pool. The Corporation estimated the cash flows expected to be collected over the life of the pools of loans at acquisition, and estimates expected cash flows quarterly thereafter, based on a set of assumptions including expectations as to default rates, prepayment rates and loss severities. The Corporation must make numerous assumptions, interpretations and judgments using internal and third-party credit quality information to determine whether it is probable that the Corporation will be able to collect all contractually required payments. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved.
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
Loans Modified Under Troubled Debt Restructurings
Loans modified under troubled debt restructurings (TDRs) involve granting a concession to a borrower who is experiencing financial difficulty. Concessions generally include modifications to original loan terms, including changes to a loan’s payment schedule or interest rate, which generally would not otherwise be considered. The Corporation’s loans reported as TDRs consist of originated loans that continue to accrue interest at the loan’s original interest rate as the Corporation expects to collect the remaining principal and interest on the loan. The Corporation’s loans reported as TDRs do not include loans that are in a nonaccrual status that have been modified by the Corporation due to the borrower experiencing financial difficulty and for which a concession has been granted, as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these modified loans. The interest income recognized on TDRs may include accretion of an identified impairment at the time of modification which is attributable to a temporary reduction in the borrower’s interest rate. At the time of modification, a TDR is reported as a nonperforming loan (nonperforming TDR) until a six-month payment history of principal and interest payments,

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

in accordance with the terms of the loan modification, is sustained, at which time the Corporation moves the loan to a performing status (performing TDR). All TDRs are accounted for as impaired loans and are included in the Corporation’s analysis of the allowance for loan losses. A TDR that has been renewed for a borrower who is no longer experiencing financial difficulty and which yields a market rate of interest at the time of a renewal is no longer reported as a TDR in the first quarter following the calendar year in which the renewal took place.
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
September 30, 2013

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
The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Corporation to record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At September 30, 2013, December 31, 2012 and September 30, 2012, the Corporation elected the fair value option on all of its loans held-for-sale. The Corporation has not elected the fair value option for any other financial assets or liabilities.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

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
Uncertain income tax positions are evaluated to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50% likely to be realized. Reserves for contingent income tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of audits or examinations. The Corporation had no contingent income tax liabilities recorded at September 30, 2013, December 31, 2012 or September 30, 2012. The tax periods open to examination by the Internal Revenue Service include the calendar years ended December 31, 2012, 2011 and 2010.
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
In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation’s common stock under a stock repurchase program. In November 2011, the board of directors of the Corporation reaffirmed the stock buy-back authorization with the qualification that the shares may only be repurchased if the share price is below the tangible book value per share of the Corporation’s common stock at the time of the repurchase. Since the January 2008 authorization, no shares have been repurchased. At September 30, 2013, there were 500,000 remaining shares available for repurchase under the Corporation’s stock repurchase programs.
Preferred Stock
On April 20, 2009, the shareholders of the Corporation authorized the board of directors of the Corporation to issue up to 200,000 shares of preferred stock in connection with either an acquisition by the Corporation of an entity that has shares of preferred stock issued and outstanding pursuant to any program established by the United States government or participation by the Corporation in any program established by the United States government. At September 30, 2013, no shares of preferred stock were issued and outstanding.
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
September 30, 2013

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
Upon acquisition, the OAK loan portfolio had contractually required principal and interest payments receivable of $683 million and $97 million, respectively, expected principal and interest cash flows of $636 million and $88 million, respectively, and a fair value of $627 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $56 million at the acquisition date, with $47 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $97 million at the acquisition date. The outstanding contractual principal balance and the carrying amount of the acquired loan portfolio were $334 million and $309 million, respectively, at September 30, 2013, compared to $419 million and $393 million, respectively, at December 31, 2012 and $440 million and $413 million, respectively, at September 30, 2012.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

Activity for the accretable yield, which includes contractually due interest for acquired loans that have been renewed or extended since the date of acquisition and continue to be accounted for in loan pools in accordance with ASC 310-30, follows:

	Nine Months Ended
	September 30,
	2013	2012
	(In thousands)
Balance at beginning of period	$49,390	$68,305
Additions (reductions)*	(997)	6,237
Accretion recognized in interest income	(13,235)	(18,543)
Reclassification from nonaccretable difference	125	—
Balance at end of period	$35,283	$55,999

*
Represents additions of estimated contractual interest expected to be collected from acquired loans being renewed or extended, less reductions in contractual interest resulting from the early payoff of acquired loans.

Note 3: Investment Securities
The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at September 30, 2013, December 31, 2012 and September 30, 2012:

	Investment Securities Available-for-Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
September 30, 2013
Government sponsored agencies	$86,065	$264	$404	$85,925
State and political subdivisions	44,191	1,386	5	45,572
Residential mortgage-backed securities	310,550	1,144	3,534	308,160
Collateralized mortgage obligations	200,407	199	2,148	198,458
Corporate bonds	65,053	583	202	65,434
Preferred stock	1,389	208	—	1,597
Total	$707,655	$3,784	$6,293	$705,146
December 31, 2012
Government sponsored agencies	$97,529	$241	$213	$97,557
State and political subdivisions	47,663	2,302	—	49,965
Residential mortgage-backed securities	96,320	3,100	9	99,411
Collateralized mortgage obligations	262,790	984	182	263,592
Corporate bonds	69,788	546	539	69,795
Preferred stock	6,144	345	—	6,489
Total	$580,234	$7,518	$943	$586,809
September 30, 2012
Government sponsored agencies	$101,576	$182	$266	$101,492
State and political subdivisions	49,707	2,538	7	52,238
Residential mortgage-backed securities	101,709	3,543	16	105,236
Collateralized mortgage obligations	297,960	1,392	274	299,078
Corporate bonds	82,219	509	622	82,106
Preferred stock	6,144	284	—	6,428
Total	$639,315	$8,448	$1,185	$646,578

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

	Investment Securities Held-to-Maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
September 30, 2013
State and political subdivisions	$272,079	$5,978	$8,441	$269,616
Trust preferred securities	10,500	—	4,250	6,250
Total	$282,579	$5,978	$12,691	$275,866
December 31, 2012
State and political subdivisions	$219,477	$8,087	$3,367	$224,197
Trust preferred securities	10,500	—	4,775	5,725
Total	$229,977	$8,087	$8,142	$229,922
September 30, 2012
State and political subdivisions	$211,036	$8,661	$1,712	$217,985
Trust preferred securities	10,500	—	5,300	5,200
Total	$221,536	$8,661	$7,012	$223,185
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
At September 30, 2013, the Corporation held $10.5 million of trust preferred investment securities that were recorded as held-to-maturity, with $10.0 million of these securities representing a 100% interest in a trust preferred investment security of a small non-public bank holding company in Michigan that has been assessed by the Corporation as financially strong. The remaining $0.5 million represents a 10% interest in another trust preferred investment security of a small non-public bank holding company located in Michigan that was categorized as well-capitalized under regulatory guidelines at September 30, 2013.
At September 30, 2013, it was the Corporation’s opinion that the market for trust preferred investment securities was not active, and thus, in accordance with GAAP, when there is a significant decrease in the volume and activity for an asset or liability in relation to normal market activity, adjustments to transaction or quoted prices may be necessary or a change in valuation technique or multiple valuation techniques may be appropriate. The Corporation obtained pricing information for its trust preferred investment securities from an independent third-party pricing source. The pricing information was based on both observable inputs and appropriate risk adjustments that market participants would make for possible nonperformance, illiquidity and issuer specifics such as size, leverage position and location. The observable inputs were based on the existing market and insight into appropriate rate of return adjustments that market participants would require for the additional risk associated with a single issue investment security of this nature. Based on the information obtained from the independent third-party pricing source, the Corporation calculated a fair value at September 30, 2013 of $6.0 million on its $10.0 million trust preferred investment security and $0.2 million on its $0.5 million trust preferred investment security, resulting in a combined unrealized loss of $4.3 million at that date. At September 30, 2013, the Corporation concluded that the $4.3 million of combined unrealized loss on the trust preferred investment securities was temporary in nature.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

The following is a summary of the amortized cost and fair value of investment securities at September 30, 2013, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

	September 30, 2013
	Amortized Cost	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$91,500	$91,946
Due after one year through five years	117,337	118,555
Due after five years through ten years	426,031	422,118
Due after ten years	71,398	70,930
Preferred stock	1,389	1,597
Total	$707,655	$705,146
Investment Securities Held-to-Maturity:
Due in one year or less	$42,112	$42,179
Due after one year through five years	114,020	115,646
Due after five years through ten years	74,316	74,353
Due after ten years	52,131	43,688
Total	$282,579	$275,866
The following schedule summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized losses at September 30, 2013, December 31, 2012 and September 30, 2012, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
September 30, 2013
Government sponsored agencies	$43,816	$223	$14,395	$181	$58,211	$404
State and political subdivisions	120,232	6,918	30,915	1,528	151,147	8,446
Residential mortgage-backed securities	267,495	3,532	40	2	267,535	3,534
Collateralized mortgage obligations	129,049	1,617	15,302	531	144,351	2,148
Corporate bonds	9,926	85	19,883	117	29,809	202
Trust preferred securities	—	—	6,250	4,250	6,250	4,250
Total	$570,518	$12,375	$86,785	$6,609	$657,303	$18,984
December 31, 2012
Government sponsored agencies	$46,103	$213	$—	$—	$46,103	$213
State and political subdivisions	70,675	2,257	8,046	1,110	78,721	3,367
Residential mortgage-backed securities	273	1	1,305	8	1,578	9
Collateralized mortgage obligations	19,331	10	36,835	172	56,166	182
Corporate bonds	4,747	253	34,707	286	39,454	539
Trust preferred securities	—	—	5,725	4,775	5,725	4,775
Total	$141,129	$2,734	$86,618	$6,351	$227,747	$9,085
September 30, 2012
Government sponsored agencies	$39,729	$248	$8,808	$18	$48,537	$266
State and political subdivisions	69,841	1,711	1,533	8	71,374	1,719
Residential mortgage-backed securities	32	1	19,704	15	19,736	16
Collateralized mortgage obligations	12,036	45	47,066	229	59,102	274
Corporate bonds	19,469	531	24,900	91	44,369	622
Trust preferred securities	—	—	5,200	5,300	5,200	5,300
Total	$141,107	$2,536	$107,211	$5,661	$248,318	$8,197

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security, as of September 30, 2013, represented an other-than-temporary impairment (OTTI). Management believed that the unrealized losses on investment securities at September 30, 2013 were temporary in nature and due primarily to changes in interest rates, increased credit spreads and reduced market liquidity and not as a result of credit-related issues. Unrealized losses of $4.3 million in the trust preferred securities portfolio, related to trust preferred securities of two well-capitalized bank holding companies in Michigan, were attributable to the illiquidity in financial markets for these types of investments. The Corporation performed an analysis of the creditworthiness of these issuers and concluded that, at September 30, 2013, the Corporation expected to recover the entire amortized cost basis of these investment securities.
At September 30, 2013, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, at September 30, 2013, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. However, there is no assurance that OTTI may not occur in the future.
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
Land development — Secured development loans made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date. Land development loans at September 30, 2013, December 31, 2012 and September 30, 2012 were primarily comprised of loans to develop residential properties.
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
September 30, 2013

Commercial, commercial real estate, real estate construction and land development loans are referred to as the Corporation’s commercial loan portfolio, while residential mortgage, consumer installment and home equity loans are referred to as the Corporation’s consumer loan portfolio. A summary of loans follows:

	September 30, 2013	December 31, 2012	September 30, 2012
	(In thousands)
Commercial loan portfolio:
Commercial	$1,128,122	$1,002,722	$951,938
Commercial real estate	1,215,631	1,161,861	1,117,073
Real estate construction	78,361	62,689	56,071
Land development	23,673	37,548	34,811
Subtotal	2,445,787	2,264,820	2,159,893
Consumer loan portfolio:
Residential mortgage	942,777	883,835	880,295
Consumer installment	622,040	546,036	538,412
Home equity	512,067	473,044	440,559
Subtotal	2,076,884	1,902,915	1,859,266
Total loans	$4,522,671	$4,167,735	$4,019,159
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
The Corporation maintains a centralized independent loan review function that monitors the approval process and ongoing asset quality of the loan portfolio, including the accuracy of loan grades. The Corporation periodically utilizes independent third-party service providers to assist with its loan review function. The Corporation also maintains an independent appraisal review function that participates in the review of all appraisals obtained by the Corporation for loans in the commercial loan portfolio.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

The following schedule presents the recorded investment of loans in the commercial loan portfolio by risk rating categories at September 30, 2013, December 31, 2012 and September 30, 2012:

	Commercial	Real Estate Commercial	Real Estate Construction	Land Development	Total
	(In thousands)
September 30, 2013
Originated Portfolio:
Risk Grades 1-5	$974,903	$963,394	$64,210	$7,760	$2,010,267
Risk Grade 6	16,439	37,572	58	1,063	55,132
Risk Grade 7	37,644	30,969	1,337	4,870	74,820
Risk Grade 8	9,753	28,186	183	2,954	41,076
Risk Grade 9	2,056	437	—	—	2,493
Subtotal	1,040,795	1,060,558	65,788	16,647	2,183,788
Acquired Portfolio:
Risk Grades 1-5	82,648	141,234	12,573	4,604	241,059
Risk Grade 6	2,620	4,837	—	—	7,457
Risk Grade 7	992	7,847	—	—	8,839
Risk Grade 8	1,067	1,155	—	2,422	4,644
Risk Grade 9	—	—	—	—	—
Subtotal	87,327	155,073	12,573	7,026	261,999
Total	$1,128,122	$1,215,631	$78,361	$23,673	$2,445,787
December 31, 2012
Originated Portfolio:
Risk Grades 1-5	$827,112	$846,901	$47,847	$15,010	$1,736,870
Risk Grade 6	38,066	45,261	59	497	83,883
Risk Grade 7	16,831	26,343	—	6,367	49,541
Risk Grade 8	12,540	33,345	1,217	4,184	51,286
Risk Grade 9	2,061	4,315	—	—	6,376
Subtotal	896,610	956,165	49,123	26,058	1,927,956
Acquired Portfolio:
Risk Grades 1-5	93,281	188,499	13,566	8,419	303,765
Risk Grade 6	8,225	5,900	—	237	14,362
Risk Grade 7	2,169	9,677	—	—	11,846
Risk Grade 8	2,437	1,620	—	2,834	6,891
Risk Grade 9	—	—	—	—	—
Subtotal	106,112	205,696	13,566	11,490	336,864
Total	$1,002,722	$1,161,861	$62,689	$37,548	$2,264,820
September 30, 2012
Originated Portfolio:
Risk Grades 1-5	$772,555	$793,237	$37,346	$12,348	$1,615,486
Risk Grade 6	33,819	38,880	18	1,092	73,809
Risk Grade 7	17,091	30,971	—	5,313	53,375
Risk Grade 8	14,790	38,369	933	5,731	59,823
Risk Grade 9	427	2,942	—	—	3,369
Subtotal	838,682	904,399	38,297	24,484	1,805,862
Acquired Portfolio:
Risk Grades 1-5	97,308	192,903	17,774	7,556	315,541
Risk Grade 6	10,899	7,006	—	—	17,905
Risk Grade 7	2,107	11,672	—	—	13,779
Risk Grade 8	2,942	1,093	—	2,771	6,806
Risk Grade 9	—	—	—	—	—
Subtotal	113,256	212,674	17,774	10,327	354,031
Total	$951,938	$1,117,073	$56,071	$34,811	$2,159,893

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

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
The following schedule presents the recorded investment of loans in the consumer loan portfolio based on loans in a performing status and loans in a nonperforming status at September 30, 2013, December 31, 2012 and September 30, 2012:

	Residential Mortgage	Consumer Installment	Home Equity	Total Consumer
	(In thousands)
September 30, 2013
Originated Loans:
Performing	$918,931	$619,346	$475,439	$2,013,716
Nonperforming	11,850	665	3,709	16,224
Subtotal	930,781	620,011	479,148	2,029,940
Acquired Loans:
Performing	11,918	2,029	32,737	46,684
Nonperforming	78	—	182	260
Subtotal	11,996	2,029	32,919	46,944
Total	$942,777	$622,040	$512,067	$2,076,884
December 31, 2012
Originated Loans:
Performing	$854,882	$543,339	$429,734	$1,827,955
Nonperforming	14,988	739	3,502	19,229
Subtotal	869,870	544,078	433,236	1,847,184
Acquired Loans:
Performing	13,843	1,958	39,637	55,438
Nonperforming	122	—	171	293
Subtotal	13,965	1,958	39,808	55,731
Total	$883,835	$546,036	$473,044	$1,902,915
September 30, 2012
Originated Loans:
Performing	$849,385	$535,277	$395,411	$1,780,073
Nonperforming	15,640	962	4,010	20,612
Subtotal	865,025	536,239	399,421	1,800,685
Acquired Loans:
Performing	14,928	2,173	40,874	57,975
Nonperforming	342	—	264	606
Subtotal	15,270	2,173	41,138	58,581
Total	$880,295	$538,412	$440,559	$1,859,266

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

Nonperforming Loans
A summary of nonperforming loans follows:

	September 30, 2013	December 31, 2012	September 30, 2012
	(In thousands)
Nonaccrual loans:
Commercial	$11,809	$14,601	$15,217
Commercial real estate	28,623	37,660	41,311
Real estate construction	183	1,217	933
Land development	2,954	4,184	5,731
Residential mortgage	8,029	10,164	11,307
Consumer installment	665	739	876
Home equity	3,023	2,733	2,949
Total nonaccrual loans	55,286	71,298	78,324
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	281	—	273
Commercial real estate	—	87	247
Real estate construction	—	—	—
Land development	—	—	—
Residential mortgage	692	1,503	431
Consumer installment	—	—	—
Home equity	686	769	1,147
Total accruing loans contractually past due 90 days or more as to interest or principal payments	1,659	2,359	2,098
Nonperforming TDRs:
Commercial loan portfolio	15,744	13,876	6,553
Consumer loan portfolio	3,129	3,321	3,902
Total nonperforming TDRs	18,873	17,197	10,455
Total nonperforming loans	$75,818	$90,854	$90,877
The Corporation’s loans reported as TDRs do not include loans that are in a nonaccrual status that have been modified by the Corporation due to the borrower experiencing financial difficulty and for which a concession has been granted, as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these modified loans. The Corporation’s nonaccrual loans at September 30, 2013, December 31, 2012 and September 30, 2012 included $39.1 million, $47.5 million and $37.0 million, respectively, of these modified loans.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

Impaired Loans
The following schedule presents impaired loans by classes of loans at September 30, 2013, December 31, 2012 and September 30, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
September 30, 2013
Impaired loans with a valuation allowance:
Commercial	$5,059	$5,803	$1,857
Commercial real estate	6,684	7,901	1,651
Real estate construction	183	253	33
Land development	517	653	97
Residential mortgage	17,731	17,731	585
Subtotal	30,174	32,341	4,223
Impaired loans with no related valuation allowance:
Commercial	21,543	25,642	—
Commercial real estate	43,178	57,256	—
Real estate construction	133	133	—
Land development	9,095	13,347	—
Residential mortgage	8,029	8,029	—
Consumer installment	665	665	—
Home equity	3,023	3,023	—
Subtotal	85,666	108,095	—
Total impaired loans:
Commercial	26,602	31,445	1,857
Commercial real estate	49,862	65,157	1,651
Real estate construction	316	386	33
Land development	9,612	14,000	97
Residential mortgage	25,760	25,760	585
Consumer installment	665	665	—
Home equity	3,023	3,023	—
Total	$115,840	$140,436	$4,223
December 31, 2012
Impaired loans with a valuation allowance:
Commercial	$6,368	$6,818	$1,966
Commercial real estate	17,267	17,607	5,359
Real estate construction	171	171	75
Land development	254	254	50
Residential mortgage	18,901	18,901	658
Subtotal	42,961	43,751	8,108
Impaired loans with no related valuation allowance:
Commercial	23,230	27,959	—
Commercial real estate	37,223	48,531	—
Real estate construction	1,046	1,116	—
Land development	10,867	15,112	—
Residential mortgage	10,164	10,164	—
Consumer installment	739	739	—
Home equity	2,733	2,733	—
Subtotal	86,002	106,354	—
Total impaired loans:
Commercial	29,598	34,777	1,966
Commercial real estate	54,490	66,138	5,359
Real estate construction	1,217	1,287	75
Land development	11,121	15,366	50
Residential mortgage	29,065	29,065	658
Consumer installment	739	739	—
Home equity	2,733	2,733	—
Total	$128,963	$150,105	$8,108

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
September 30, 2012
Impaired loans with a valuation allowance:
Commercial	$6,743	$7,357	$2,240
Commercial real estate	19,694	22,593	5,344
Real estate construction	127	127	43
Land development	2,800	2,800	383
Residential mortgage	15,958	15,958	649
Subtotal	45,322	48,835	8,659
Impaired loans with no related valuation allowance:
Commercial	19,768	24,517	—
Commercial real estate	36,225	48,187	—
Real estate construction	806	806	—
Land development	7,723	10,903	—
Residential mortgage	14,907	14,907	—
Consumer installment	876	876	—
Home equity	2,949	2,949	—
Subtotal	83,254	103,145	—
Total impaired loans:
Commercial	26,511	31,874	2,240
Commercial real estate	55,919	70,780	5,344
Real estate construction	933	933	43
Land development	10,523	13,703	383
Residential mortgage	30,865	30,865	649
Consumer installment	876	876	—
Home equity	2,949	2,949	—
Total	$128,576	$151,980	$8,659
The difference between an impaired loan’s recorded investment and the unpaid principal balance for originated loans represents a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management’s assessment that full collection of the loan balance is not likely and for acquired loans that meet the definition of an impaired loan represents fair value adjustments recognized at the acquisition date attributable to expected credit losses and the discounting of expected cash flows at market interest rates. The difference between the recorded investment and the unpaid principal balance of $24.6 million, $21.1 million and $23.4 million at September 30, 2013, December 31, 2012 and September 30, 2012, respectively, includes confirmed losses (partial charge-offs) of $21.2 million, $17.3 million and $19.8 million, respectively, and fair value discount adjustments of $3.4 million, $3.8 million and $3.6 million, respectively.
Impaired loans included $7.6 million, $9.1 million and $9.4 million at September 30, 2013, December 31, 2012 and September 30, 2012, respectively, of acquired loans that were not performing in accordance with original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loans. Impaired loans also included $34.1 million, $31.4 million and $30.4 million at September 30, 2013, December 31, 2012 and September 30, 2012, respectively, of performing TDRs.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

The following schedule presents information related to impaired loans for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Commercial	$27,025	$215	$26,894	$633
Commercial real estate	50,266	284	53,482	984
Real estate construction	414	2	395	7
Land development	9,615	79	10,470	261
Residential mortgage	25,826	278	27,216	847
Consumer installment	632	—	666	—
Home equity	3,091	—	2,977	—
Total	$116,869	$858	$122,100	$2,732

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Commercial	$28,683	$149	$27,684	$602
Commercial real estate	54,524	212	59,063	642
Real estate construction	912	—	470	—
Land development	10,582	71	8,869	216
Residential mortgage	33,652	288	37,861	1,031
Consumer installment	909	—	1,222	—
Home equity	2,940	—	2,910	—
Total	$132,202	$720	$138,079	$2,491
The following schedule presents the aging status of the recorded investment in loans by classes of loans at September 30, 2013, December 31, 2012 and September 30, 2012:

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Non-accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
September 30, 2013
Originated Portfolio:
Commercial	$7,833	$1,542	$281	$11,809	$21,465	$1,019,330	$1,040,795
Commercial real estate	6,533	2,274	—	28,623	37,430	1,023,128	1,060,558
Real estate construction	90	5,385	—	183	5,658	60,130	65,788
Land development	187	—	—	2,954	3,141	13,506	16,647
Residential mortgage	1,739	76	692	8,029	10,536	920,245	930,781
Consumer installment	2,980	350	—	665	3,995	616,016	620,011
Home equity	2,344	434	686	3,023	6,487	472,661	479,148
Total	$21,706	$10,061	$1,659	$55,286	$88,712	$4,125,016	$4,213,728
Acquired Portfolio:
Commercial	$67	$—	$1,574	$—	$1,641	$85,686	$87,327
Commercial real estate	439	—	3,355	—	3,794	151,279	155,073
Real estate construction	—	—	—	—	—	12,573	12,573
Land development	—	—	2,422	—	2,422	4,604	7,026
Residential mortgage	264	—	77	—	341	11,655	11,996
Consumer installment	3	1	—	—	4	2,025	2,029
Home equity	389	79	182	—	650	32,269	32,919
Total	$1,162	$80	$7,610	$—	$8,852	$300,091	$308,943

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Non-accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
December 31, 2012
Originated Portfolio:
Commercial	$3,999	$730	$—	$14,601	$19,330	$877,280	$896,610
Commercial real estate	5,852	2,089	87	37,660	45,688	910,477	956,165
Real estate construction	—	—	—	1,217	1,217	47,906	49,123
Land development	—	—	—	4,184	4,184	21,874	26,058
Residential mortgage	3,161	55	1,503	10,164	14,883	854,987	869,870
Consumer installment	2,415	378	—	739	3,532	540,546	544,078
Home equity	1,618	427	769	2,733	5,547	427,689	433,236
Total	$17,045	$3,679	$2,359	$71,298	$94,381	$3,680,759	$3,775,140
Acquired Portfolio:
Commercial	$—	$—	$2,834	$—	$2,834	$103,278	$106,112
Commercial real estate	287	15	3,139	—	3,441	202,255	205,696
Real estate construction	—	—	—	—	—	13,566	13,566
Land development	—	—	2,834	—	2,834	8,656	11,490
Residential mortgage	123	—	122	—	245	13,720	13,965
Consumer installment	10	—	—	—	10	1,948	1,958
Home equity	205	—	170	—	375	39,433	39,808
Total	$625	$15	$9,099	$—	$9,739	$382,856	$392,595
September 30, 2012
Originated Portfolio:
Commercial	$9,707	$1,374	$273	$15,217	$26,571	$812,111	$838,682
Commercial real estate	4,929	1,660	247	41,311	48,147	856,252	904,399
Real estate construction	—	—	—	933	933	37,364	38,297
Land development	48	—	—	5,731	5,779	18,705	24,484
Residential mortgage	3,208	97	431	11,307	15,043	849,982	865,025
Consumer installment	3,299	470	—	876	4,645	531,594	536,239
Home equity	1,543	730	1,147	2,949	6,369	393,052	399,421
Total	$22,734	$4,331	$2,098	$78,324	$107,487	$3,499,060	$3,606,547
Acquired Portfolio:
Commercial	$—	$15	$3,356	$—	$3,371	$109,885	$113,256
Commercial real estate	1,262	—	2,390	—	3,652	209,022	212,674
Real estate construction	—	—	—	—	—	17,774	17,774
Land development	—	—	3,038	—	3,038	7,289	10,327
Residential mortgage	80	—	343	—	423	14,847	15,270
Consumer installment	18	—	—	—	18	2,155	2,173
Home equity	138	39	264	—	441	40,697	41,138
Total	$1,498	$54	$9,391	$—	$10,943	$401,669	$412,612

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

Loans Modified Under Troubled Debt Restructurings (TDRs)
The following schedule presents the Corporation’s loans reported as TDRs at September 30, 2013, December 31, 2012 and September 30, 2012:

	Performing	Nonperforming	Total
	(In thousands)
September 30, 2013
Commercial loan portfolio	$19,469	$15,744	$35,213
Consumer loan portfolio	14,602	3,129	17,731
Total	$34,071	$18,873	$52,944
December 31, 2012
Commercial loan portfolio	$15,789	$13,876	$29,665
Consumer loan portfolio	15,580	3,321	18,901
Total	$31,369	$17,197	$48,566
September 30, 2012
Commercial loan portfolio	$14,750	$6,553	$21,303
Consumer loan portfolio	15,656	3,902	19,558
Total	$30,406	$10,455	$40,861
The following schedule provides information on loans reported as performing and nonperforming TDRs that were either modified during the three and nine months ended September 30, 2013 and 2012 or modified during a previous period and transfered from nonaccrual status during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	2	$352	$352	11	$3,370	$3,370
Commercial real estate	3	2,100	2,100	16	8,701	8,701
Land development	—	—	—	3	637	637
Subtotal – commercial loan portfolio	5	2,452	2,452	30	12,708	12,708
Consumer loan portfolio (residential mortgage)	19	1,647	1,604	48	3,534	3,435
Total	24	$4,099	$4,056	78	$16,242	$16,143

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	9	$665	$665	19	$3,891	$3,891
Commercial real estate	8	1,426	1,426	19	5,264	5,264
Land development	—	—	—	1	1,638	1,638
Subtotal – commercial loan portfolio	17	2,091	2,091	39	10,793	10,793
Consumer loan portfolio (residential mortgage)	15	1,352	1,301	65	7,083	6,872
Total	32	$3,443	$3,392	104	$17,876	$17,665

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

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
The following schedule includes loans reported as performing and nonperforming TDRs at September 30, 2013 and 2012, and TDRs that were transferred to nonaccrual status during the three and nine months ended September 30, 2013 and 2012, for which there was a payment default during the three and nine months ended September 30, 2013 and 2012, whereby the borrower was past due with respect to principal and/or interest for 90 days or more, and the loan became a TDR during the twelve-month period prior to the default:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Number of Loans	Principal Balance at End of Period	Number of Loans	Principal Balance at End of Period
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	1	$748	2	$1,182
Commercial real estate	4	2,833	4	2,833
Subtotal – commercial loan portfolio	5	3,581	6	4,015
Consumer loan portfolio (residential mortgage)	4	109	7	478
Total	9	$3,690	13	$4,493

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of Loans	Principal Balance at End of Period	Number of Loans	Principal Balance at End of Period
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	2	$1,240	3	$1,300
Commercial real estate	3	2,457	5	3,293
Subtotal – commercial loan portfolio	5	3,697	8	4,593
Consumer loan portfolio (residential mortgage)	1	742	5	1,126
Total	6	$4,439	13	$5,719

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

Allowance for Loan Losses
The following schedule presents, by loan portfolio segment, the changes in the allowance for the three and nine months ended September 30, 2013 and details regarding the balance in the allowance and the recorded investment in loans at September 30, 2013 by impairment evaluation method.

	Commercial Loan Portfolio	Consumer Loan Portfolio	Unallocated	Total
	(In thousands)
Changes in allowance for loan losses for the three months ended September 30, 2013:
Beginning balance	$47,780	$28,745	$5,659	$82,184
Provision for loan losses	2,810	2,165	(1,975)	3,000
Charge-offs	(2,637)	(1,793)	—	(4,430)
Recoveries	374	404	—	778
Ending balance	$48,327	$29,521	$3,684	$81,532
Changes in allowance for loan losses for the nine months ended September 30, 2013:
Beginning balance	$49,975	$29,333	$5,183	$84,491
Provision for loan losses	5,815	4,684	(1,499)	9,000
Charge-offs	(9,374)	(5,891)	—	(15,265)
Recoveries	1,911	1,395	—	3,306
Ending balance	$48,327	$29,521	$3,684	$81,532
Allowance for loan losses balance at September 30, 2013 attributable to:
Loans individually evaluated for impairment	$3,638	$585	$—	$4,223
Loans collectively evaluated for impairment	44,689	28,436	3,684	76,809
Loans acquired with deteriorated credit quality	—	500	—	500
Total	$48,327	$29,521	$3,684	$81,532
Recorded investment (loan balance) at September 30, 2013:
Loans individually evaluated for impairment	$78,782	$17,731	$—	$96,513
Loans collectively evaluated for impairment	2,105,006	2,012,209	—	4,117,215
Loans acquired with deteriorated credit quality	261,999	46,944	—	308,943
Total	$2,445,787	$2,076,884	$—	$4,522,671
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

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
The allowance attributable to acquired loans of $0.5 million at September 30, 2013, December 31, 2012 and September 30, 2012 was primarily attributable to two consumer loan pools in the acquired loan portfolio experiencing a decline in expected cash flows. There were no material changes in expected cash flows for the remaining acquired loan pools at September 30, 2013, December 31, 2012 or September 30, 2012.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

The following table shows the net carrying value of the Corporation’s intangible assets:

	September 30, 2013	December 31, 2012	September 30, 2012
	(In thousands)
Goodwill	$120,164	$120,164	$113,414
Other intangible assets:
Core deposit intangible assets	$10,466	$11,910	$6,777
Mortgage servicing rights	3,399	3,478	3,466
Total other intangible assets	$13,865	$15,388	$10,243
The following table sets forth the carrying amount, accumulated amortization and amortization expense of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:

	September 30, 2013	December 31, 2012	September 30, 2012
	(In thousands)
Gross original amount	$18,659	$18,659	$26,468
Accumulated amortization	8,193	6,749	19,691
Carrying amount	$10,466	$11,910	$6,777
Amortization expense for the three months ended September 30	$467		$367
Amortization expense for the nine months ended September 30	$1,444		$1,102
At September 30, 2013, the remaining amortization expense on core deposit intangible assets that existed as of that date was estimated as follows: 2013 — $0.5 million; 2014 — $1.8 million; 2015 — $1.7 million; 2016 — $1.5 million; 2017 — $1.2 million; 2018 and thereafter — $3.8 million.
The following shows the net carrying value and fair value of MSRs and the total loans that the Corporation is servicing for others:

	September 30, 2013	December 31, 2012	September 30, 2012
	(In thousands)
Net carrying value of MSRs	$3,399	$3,478	$3,466
Fair value of MSRs	$6,839	$4,716	$4,277
Loans serviced for others that have servicing rights capitalized	$886,980	$906,314	$901,052
The following table shows the activity for capitalized MSRs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$3,421	$3,463	$3,478	$3,593
Additions	311	503	1,271	1,706
Amortization	(333)	(500)	(1,350)	(1,833)
Balance at end of period	$3,399	$3,466	$3,399	$3,466
There was no impairment valuation allowance recorded on MSRs as of September 30, 2013, December 31, 2012 or September 30, 2012.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

Note 6: Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of related tax benefit/expense, were as follows:

	September 30, 2013	December 31, 2012	September 30, 2012
	(In thousands)
Net unrealized gains (losses) on investment securities – available-for-sale, net of related tax expense (benefit) of $(878) at September 30, 2013, $2,301 at December 31, 2012 and $2,542 at September 30, 2012	$(1,631)	$4,274	$4,721
Pension and other postretirement benefits adjustment, net of related tax benefit of $18,062 at September 30, 2013, $19,058 at December 31, 2012 and $14,876 at September 30, 2012	(33,544)	(35,393)	(27,627)
Accumulated other comprehensive loss	$(35,175)	$(31,119)	$(22,906)
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
Federal and state banking regulations place certain restrictions on the transfer of assets, in the form of dividends, loans, or advances, from Chemical Bank to the Corporation. As of September 30, 2013, substantially all of the assets of Chemical Bank were restricted from transfer to the Corporation in the form of loans or advances. Dividends from Chemical Bank are the principal source of funds for the Corporation. As a member of the Federal Reserve System, Chemical Bank is subject to Regulation H, which among other things, provides that a member bank may not declare or pay a dividend during the calendar year which would exceed the bank's net income during the current calendar year and its retained net income for the prior two calendar years without regulatory approval. There are additional restrictions and prohibitions if a bank were to be less than well-capitalized.
Quantitative measures established by regulation to ensure capital adequacy require minimum ratios of Tier 1 capital to average assets (Leverage Ratio) and Tier 1 and Total capital to risk-weighted assets. These capital guidelines assign risk weights to on- and off-balance sheet items in arriving at total risk-weighted assets. Minimum capital levels are based upon the perceived risk of various asset categories and certain off-balance sheet instruments. Risk weighted assets totaled $4.51 billion, $4.18 billion and $4.03 billion at September 30, 2013, December 31, 2012 and September 30, 2012, respectively.
On September 18, 2013, the Corporation issued and sold 2,213,750 shares of common stock, including 288,750 shares of common stock that were issued and sold upon the exercise in full of the underwriters' over-allotment option, at a public offering price of $26.00 per share. The net proceeds from the issuance and sale of the common stock, after deducting the underwriting discount and issuance related expenses, totaled $53.9 million. The Corporation intends to use the net proceeds for general corporate purposes, which may include funding loan growth and long-term strategic opportunities that may arise in the future.
At September 30, 2013, December 31, 2012 and September 30, 2012, Chemical Bank’s capital ratios exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.” Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

The summary below compares the Corporation’s and Chemical Bank’s actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
September 30, 2013
Total Capital to Risk-Weighted Assets:
Corporation	$638,786	14.2%	$361,199	8.0%	N/A	N/A
Chemical Bank	568,626	12.6	360,617	8.0	$450,771	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	582,039	12.9	180,600	4.0	N/A	N/A
Chemical Bank	511,969	11.4	180,309	4.0	270,463	6.0
Leverage Ratio:
Corporation	582,039	10.0	232,972	4.0	N/A	N/A
Chemical Bank	511,969	8.8	232,828	4.0	291,034	5.0
December 31, 2012
Total Capital to Risk-Weighted Assets:
Corporation	$552,171	13.2%	$334,140	8.0%	N/A	N/A
Chemical Bank	536,223	12.9	333,195	8.0	$416,494	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	499,563	12.0	167,070	4.0	N/A	N/A
Chemical Bank	483,761	11.6	166,598	4.0	249,896	6.0
Leverage Ratio:
Corporation	499,563	9.2	217,145	4.0	N/A	N/A
Chemical Bank	483,761	8.9	216,784	4.0	270,980	5.0
September 30, 2012
Total Capital to Risk-Weighted Assets:
Corporation	$549,388	13.6%	$322,212	8.0%	N/A	N/A
Chemical Bank	537,467	13.4	321,585	8.0	$401,982	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	498,618	12.4	161,106	4.0	N/A	N/A
Chemical Bank	486,794	12.1	160,793	4.0	241,189	6.0
Leverage Ratio:
Corporation	498,618	9.4	211,670	4.0	N/A	N/A
Chemical Bank	486,794	9.2	211,452	4.0	264,315	5.0
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
September 30, 2013

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
The carrying amounts reported in the consolidated statements of financial position at September 30, 2013, December 31, 2012 and September 30, 2012 for loans held-for-sale is at fair value, as the Corporation elected the fair value option for all residential mortgage loans held-for-sale originated on or after July 1, 2012. The fair values of loans held-for-sale are based on the market price for similar loans sold in the secondary market, and therefore, are classified as Level 2 valuations.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

Disclosure of Recurring Basis Fair Value Measurements
For assets measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets were as follows:

	Fair Value Measurements – Recurring Basis
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
September 30, 2013
Investment securities – available-for-sale:
Government sponsored agencies	$—	$85,925	$—	$85,925
State and political subdivisions	—	45,572	—	45,572
Residential mortgage-backed securities	—	308,160	—	308,160
Collateralized mortgage obligations	—	198,458	—	198,458
Corporate bonds	—	65,434	—	65,434
Preferred stock	—	1,597	—	1,597
Total investment securities – available-for-sale	—	705,146	—	705,146
Loans held-for-sale	—	7,907	—	7,907
Total assets measured at fair value on a recurring basis	$—	$713,053	$—	$713,053
December 31, 2012
Investment securities – available-for-sale:
Government sponsored agencies	$—	$97,557	$—	$97,557
State and political subdivisions	—	49,965	—	49,965
Residential mortgage-backed securities	—	99,411	—	99,411
Collateralized mortgage obligations	—	263,592	—	263,592
Corporate bonds	—	69,795	—	69,795
Preferred stock	—	1,734	—	1,734
Total investment securities – available-for-sale	—	582,054	—	582,054
Loans held-for-sale	—	17,665	—	17,665
Total assets measured at fair value on a recurring basis	$—	$599,719	$—	$599,719
September 30, 2012
Investment securities – available-for-sale:
Government sponsored agencies	$—	$101,492	$—	$101,492
State and political subdivisions	—	52,238	—	52,238
Residential mortgage-backed securities	—	105,236	—	105,236
Collateralized mortgage obligations	—	299,078	—	299,078
Corporate bonds	—	82,106	—	82,106
Preferred stock	—	1,673	—	1,673
Total investment securities – available-for-sale	—	641,823	—	641,823
Loans held-for-sale	—	15,075	—	15,075
Total assets measured at fair value on a recurring basis	$—	$656,898	$—	$656,898
There were no liabilities recorded at fair value on a recurring basis at September 30, 2013, December 31, 2012 or September 30, 2012.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

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
Goodwill is subject to impairment testing on an annual basis. The assessment of goodwill for impairment requires a significant degree of judgment. In the event the assessment indicates that it is more-likely-than-not that the fair value is less than the carrying value, the asset is considered impaired and recorded at fair value. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At September 30, 2013, December 31, 2012 and September 30, 2012, no goodwill was impaired, and therefore, goodwill was not recorded at fair value on a nonrecurring basis.
Other intangible assets consist of core deposit intangible assets and MSRs. These items are both recorded at fair value when initially recorded. Subsequently, core deposit intangible assets are amortized primarily on an accelerated basis over periods ranging from ten to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. The fair value of MSRs is initially estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, as determined by the model, through a valuation allowance. The Corporation classifies MSRs subject to nonrecurring fair value measurements as Level 3 valuations. At September 30, 2013, December 31, 2012 and September 30, 2012, there was no impairment identified for core deposit intangible assets or MSRs and, therefore, no other intangible assets were recorded at fair value on a nonrecurring basis.
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
September 30, 2013

Disclosure of Nonrecurring Basis Fair Value Measurements
For assets measured at fair value on a nonrecurring basis, quantitative disclosures about fair value measurements for each major category of assets were as follows:

	Fair Value Measurements – Nonrecurring Basis
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
September 30, 2013
Impaired originated loans	$—	$—	$39,535	$39,535
Other real estate/repossessed assets	—	—	12,033	12,033
Total	$—	$—	$51,568	$51,568
December 31, 2012
Impaired originated loans	$—	$—	$51,694	$51,694
Other real estate/repossessed assets	—	—	18,469	18,469
Total	$—	$—	$70,163	$70,163
September 30, 2012
Impaired originated loans	$—	$—	$53,905	$53,905
Other real estate/repossessed assets	—	—	19,467	19,467
Total	$—	$—	$73,372	$73,372
There were no liabilities recorded at fair value on a nonrecurring basis at September 30, 2013, December 31, 2012 and September 30, 2012.
Disclosures about Fair Value of Financial Instruments
GAAP requires disclosures about the estimated fair value of the Corporation's financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis. However, the method of estimating fair value for certain financial instruments, such as loans, that are not required to be measured on a recurring or nonrecurring basis, as prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, does not incorporate the exit-price concept of fair value. The Corporation utilized the fair value hierarchy in computing the fair values of its financial instruments. In cases where quoted market prices were not available, the Corporation employed present value methods using unobservable inputs requiring management's judgment to estimate the fair values of its financial instruments, which are considered Level 3 valuations. These Level 3 valuations are affected by the assumptions made and, accordingly, do not necessarily indicate amounts that could be realized in a current market exchange. It is also the Corporation's general practice and intent to hold the majority of its financial instruments until maturity and, therefore, the Corporation does not expect to realize the estimated amounts disclosed.
The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At September 30, 2013, December 31, 2012 and September 30, 2012, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.
Fair value measurement for investment securities — available-for-sale that are not measured at fair value on a recurring basis previously consisted of fixed-rate cumulative preferred stock issued by a bank holding company under the U.S. Government’s Troubled Asset Relief Program (TARP) with no maturity date and was based on cost. This preferred stock was not traded on a public exchange and did not have a readily determinable fair value. Accordingly, the Corporation recorded this preferred stock as a cost-method asset as prescribed by ASC Topic 325-20, Cost Method Investments. The issuer redeemed this preferred stock during the second quarter of 2013. Because no impairment indicators were present at December 31, 2012 or September 30, 2012, the Corporation was not required to estimate the fair value of this preferred stock.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

Fair value measurement for investment securities — held-to-maturity is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that include market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Fair value measurements using Level 2 valuations of investment securities — held-to-maturity include the majority of the Corporation's investment securities issued by state and political subdivisions. Level 3 valuations include certain securities issued by state and political subdivisions and trust preferred investment securities. After reviewing the assumptions used to measure the fair value for its trust preferred investment securities, the Corporation transferred its trust preferred investment securities with a fair value of $6.2 million at September 30, 2013 from nonrecurring Level 2 assets to nonrecurring Level 3 assets during the second quarter of 2013.
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
Loans held-for-sale are carried at fair value, as the Corporation elected the fair value option on these loans. The fair values of loans held-for-sale are based on the market price for similar loans sold in the secondary market, and therefore, are classified as Level 2 valuations.
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
The fair values of deposit accounts without defined maturities, such as interest- and noninterest-bearing checking, savings and money market accounts, are equal to the amounts payable on demand. Fair value measurements for fixed-interest rate time deposits with defined maturities are based on the discounted value of contractual cash flows, using the Corporation’s interest rates currently being offered for deposits of similar maturities, and are Level 3 valuations. The fair values for variable-interest rate time deposits with defined maturities approximate their carrying amounts.
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
September 30, 2013

A summary of carrying amounts and estimated fair values of the Corporation’s financial instruments included in the consolidated statements of financial position was as follows:

	Level in Fair Value Measurement Hierarchy	September 30, 2013		December 31, 2012		September 30, 2012
		Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Assets:
Cash and cash equivalents	Level 1	$493,110	$493,110	$656,135	$656,135	$438,720	$438,720
Investment securities:
Available-for-sale	Level 2	705,146	705,146	582,054	582,054	641,823	641,823
Available-for-sale	NA	—	—	4,755	4,755	4,755	4,755
Held-to-maturity	Level 2	272,079	269,616	229,977	229,922	213,536	215,185
Held-to-maturity	Level 3	10,500	6,250	—	—	8,000	8,000
Nonmarketable equity securities	NA	25,572	25,572	25,572	25,572	25,572	25,572
Loans held-for-sale	Level 2	7,907	7,907	17,665	17,665	15,075	15,075
Net loans	Level 3	4,441,139	4,446,796	4,083,244	4,093,880	3,934,465	3,951,313
Interest receivable	Level 2	16,359	16,359	14,933	14,933	16,868	16,868
Liabilities:
Deposits without defined maturities	Level 2	$3,842,148	$3,842,148	$3,448,886	$3,448,886	$3,185,654	$3,185,654
Time deposits	Level 3	1,349,157	1,359,739	1,472,557	1,489,072	1,413,218	1,432,493
Interest payable	Level 2	1,009	1,009	1,501	1,501	1,603	1,603
Short-term borrowings	Level 2	357,595	357,595	310,463	310,463	311,471	311,471
FHLB advances	Level 2	—	—	34,289	34,835	37,237	37,971
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

The following summarizes the numerator and denominator of the basic and diluted earnings per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Numerator for both basic and diluted earnings per common share, net income	$14,993	$13,106	$42,430	$39,346
Denominator for basic earnings per common share, weighted average common shares outstanding	27,870	27,498	27,642	27,490
Weighted average common stock equivalents	167	90	144	78
Denominator for diluted earnings per common share	28,037	27,588	27,786	27,568
Basic earnings per common share	$0.54	$0.48	$1.54	$1.43
Diluted earnings per common share	0.53	0.48	1.53	1.43
The average number of exercisable employee stock option awards outstanding that were “out-of-the-money,” whereby the option exercise price per share exceeded the market price per share and, therefore, were not included in the computation of diluted earnings per common share because they would have been anti-dilutive totaled 308,009 and 611,605 for the three months ended September 30, 2013 and 2012, respectively, and 377,847 and 618,703 for the nine months ended September 30, 2013 and 2012, respectively.
Note 10: Share-Based Compensation
The Corporation maintains a share-based compensation plan under which it periodically grants share-based awards, which consist of stock options and restricted stock units, for a fixed number of shares to certain officers of the Corporation. The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. During the three-month periods ended September 30, 2013 and 2012, share-based compensation expense related to stock options and restricted stock units totaled $0.8 million and $0.5 million, respectively. During the nine-month periods ended September 30, 2013 and 2012, share-based compensation expense related to stock options and restricted stock units totaled $2.1 million and $1.3 million, respectively.
During the nine-month period ended September 30, 2013, the Corporation granted options to purchase 244,219 shares of common stock and 71,429 restricted stock units to certain officers. At September 30, 2013, there were 674,140 shares of common stock available for future grants under the share-based compensation plan.
Stock Options
A summary of activity for the Corporation’s stock options as of and for the nine months ended September 30, 2013 is presented below:

	Non-Vested Stock Options Outstanding			Stock Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at January 1, 2013	314,765	$23.03	$6.92	997,222	$27.24
Granted	244,219	25.14	7.40	244,219	25.14
Exercised	—	—	—	(87,842)	22.84
Vested	(126,682)	22.96	6.93	—	—
Forfeited/expired	(17,961)	23.34	6.98	(19,086)	24.07
Outstanding at September 30, 2013	414,341	$24.28	$7.19	1,134,513	$27.19
Exercisable/vested at September 30, 2013				720,172	$28.86

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

The weighted-average remaining contractual terms were 5.7 years for all outstanding stock options and 3.8 years for exercisable stock options at September 30, 2013. The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $3.3 million and $1.8 million, respectively, at September 30, 2013. The aggregate intrinsic values of outstanding and exercisable options at September 30, 2013 were calculated based on the closing market price of the Corporation’s common stock on September 30, 2013 of $27.92 per share less the exercise price. Options with intrinsic values less than zero, or “out-of-the-money” options, were not included in the aggregate intrinsic value reported.
At September 30, 2013, unrecognized compensation expense related to stock options totaled $2.4 million and is expected to be recognized over a remaining weighted average period of 2.0 years.
The fair value of the stock options granted during the nine months ended September 30, 2013 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

Expected dividend yield	3.50%
Risk-free interest rate	1.34%
Expected stock price volatility	42.1%
Expected life of options – in years	7.0
Weighted average fair value of options granted	$7.40
Restricted Stock Units
In addition to stock options, during the nine months ended September 30, 2013, the Corporation granted restricted stock performance units and restricted stock service-based units (collectively referred to as restricted stock units) to certain officers. The restricted stock performance units vest based on the Corporation achieving certain performance target levels. The restricted stock performance units are eligible to vest from 0.25x to 1.5x the number of units originally granted depending on which, if any, of the performance target levels are met. However, if the minimum performance target level is not achieved, no shares will become vested or be issued for that respective year’s restricted stock performance units. The restricted stock service-based units vest upon satisfaction of a service condition. Upon achievement of the performance target level and/or satisfaction of a service condition, if applicable, the restricted stock units are converted into shares of the Corporation’s common stock on a one-to-one basis. Compensation expense related to restricted stock units is recognized over the expected requisite performance or service period, as applicable.
A summary of the activity for restricted stock units as of and for the nine months ended September 30, 2013 is presented below:

	Number of Units	Weighted- Average Grant Date Fair Value Per Unit
Outstanding at January 1, 2013	156,510	$20.83
Granted	71,429	23.41
Converted into shares of common stock	(36,172)	22.47
Forfeited/expired	(3,330)	21.67
Outstanding at September 30, 2013	188,437	$21.48
At September 30, 2013, unrecognized compensation expense related to restricted stock unit awards totaled $2.7 million and is expected to be recognized over a remaining weighted average period of 2.2 years.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

Note 11: Pension and Other Postretirement Benefit Plans
The components of net periodic benefit cost (income) for the Corporation’s qualified and nonqualified pension plans and nonqualified postretirement benefit plan are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Defined Benefit Pension Plans
Service cost	$326	$304	$976	$910
Interest cost	1,166	1,214	3,500	3,644
Expected return on plan assets	(1,949)	(1,731)	(5,845)	(5,194)
Amortization of prior service credit	—	—	(1)	(1)
Amortization of unrecognized net loss	946	614	2,838	1,843
Net periodic benefit cost	$489	$401	$1,468	$1,202
Postretirement Benefit Plan
Service cost	$5	$—	$14	$—
Interest cost	36	37	108	110
Amortization of prior service cost (credit)	27	(75)	233	(225)
Amortization of unrecognized net gain	(18)	(7)	(55)	(21)
Net periodic benefit cost (income)	$50	$(45)	$300	$(136)
The Corporation’s pension plan does not have a contribution requirement in 2013. The Corporation made a voluntary $15.0 million contribution to the pension plan during the first quarter of 2013. The discount rate used to compute the Corporation's pension plan expense for 2013 is 4.08%.
401(k) Savings Plan expense for the Corporation’s match of participants’ base compensation contributions and a 4% of eligible pay contribution to certain employees who are not grandfathered under the pension plan was $0.9 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively, and $2.7 million and $2.3 million for the nine months ended September 30, 2013 and 2012, respectively.
Note 12: Financial Guarantees
In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer’s creditworthiness. At September 30, 2013, December 31, 2012 and September 30, 2012, the Corporation had $48 million, $43 million and $43 million, respectively, of outstanding financial and performance standby letters of credit that expire in five years or less. The majority of these standby letters of credit are collateralized. The Corporation determined that there were no potential losses from standby letters of credit at September 30, 2013, December 31, 2012 and September 30, 2012.

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

Summary
The Corporation's net income was $15.0 million, or $0.53 per diluted share, in the third quarter of 2013, compared to net income of $14.2 million, or $0.51 per diluted share, in the second quarter of 2013 and net income of $13.1 million, or $0.48 per diluted share, in the third quarter of 2012. The increase in net income and earnings per share in the third quarter of 2013, compared to the second quarter of 2013, was attributable to higher net interest income and lower operating expenses being partially offset by lower noninterest income. The increase in net income and earnings per share in the third quarter of 2013, compared to the third quarter of 2012, was attributable to a combination of higher net interest income, higher noninterest income and a lower provision for loan losses, all of which were partially offset by higher operating expenses.
Return on average assets, on an annualized basis, was 1.00% in the third quarter of 2013, compared to 0.97% in the second quarter of 2013 and 0.96% in the third quarter of 2012. Return on average equity, on an annualized basis, was 9.6% in the third quarter of 2013, compared to 9.4% in the second quarter of 2013 and 8.8% in the third quarter of 2012.
The Corporation's net income was $42.4 million, or $1.53 per diluted share, for the nine months ended September 30, 2013, compared to net income of $39.3 million, or $1.43 per diluted share, for the nine months ended September 30, 2012. The increase in net income per diluted share of 7.0% for the nine months ended September 30, 2013 over the same period for 2012 was attributable to a combination of higher net interest income, higher noninterest income and a lower provision for loan losses, all of which were partially offset by higher operating expenses.
Financial Condition
Total Assets
Total assets were $6.26 billion at September 30, 2013, an increase of $452 million, or 7.8%, from total assets of $5.81 billion at June 30, 2013, an increase of $341 million, or 5.8%, from total assets of $5.92 billion at December 31, 2012, and an increase of $678 million, or 12.1%, from total assets of $5.58 billion at September 30, 2012.
Interest-earning assets were $5.90 billion at September 30, 2013, an increase of $452 million, or 8.3%, from interest-earning assets of $5.45 billion at June 30, 2013, an increase of $362 million, or 6.5%, from interest-earning assets of $5.54 billion at December 31, 2012, and an increase of $660 million, or 12.6%, from interest-earning assets of $5.24 billion at September 30, 2012.
The increases in total assets and interest-earning assets during the three and nine months ended September 30, 2013 were largely attributable to seasonal increases in municipal customer deposits, while the increases in total assets and interest-earning assets during the twelve months ended September 30, 2013 were primarily attributable to the branch acquisition transaction. The Corporation acquired $339 million of cash and $44 million of loans in the branch acquisition transaction. The Corporation partially invested the cash acquired in the branch acquisition transaction in short-term investment securities and utilized the remainder to fund loan growth. The increases in total assets and interest-earning assets during the three-, nine- and twelve-month periods ended September 30, 2013 were also attributable to an increase in customer deposits, excluding those acquired in the branch acquisition transaction, that partially funded loan growth.
Investment Securities
The carrying value of investment securities totaled $988 million at September 30, 2013, a decrease of $21 million, or 2.1%, from investment securities of $1.01 billion at June 30, 2013, an increase of $171 million, or 21%, from investment securities of $817 million at December 31, 2012, and an increase of $120 million, or 14%, from investment securities of $868 million at September 30, 2012. The increases in investment securities during the nine- and twelve-month periods ended September 30, 2013 were primarily attributable to the Corporation deploying a portion of the cash acquired in the branch acquisition transaction into investment securities to obtain a higher yield than the 25 basis points it would have received by maintaining these excess funds at the Federal Reserve Bank (FRB), as the Corporation does not expect short-term interest rates to increase significantly in the near term. The decrease in investment securities during the three months ended September 30, 2013 was primarily attributable to the Corporation deploying maturing investment securities into higher yielding loans.
At September 30, 2013, the Corporation's investment securities portfolio consisted of: government sponsored agency (GSA) debt obligations, comprised primarily of variable-rate instruments backed by the Small Business Administration and Student Loan Marketing Corporation, totaling $85.9 million; state and political subdivisions debt obligations, comprised primarily of general debt obligations of issuers primarily located in the State of Michigan, totaling $317.7 million; residential mortgage-backed securities (MBSs), comprised primarily of fixed-rate instruments backed by a U.S. government agency (Government National Mortgage Association) or government sponsored enterprises (Federal Home Loan Mortgage Corporation and Federal National Mortgage Association), totaling $308.2 million; collaterized mortgage obligations (CMOs), comprised of approximately 70% fixed-rate and

30% variable-rate instruments backed by the same U.S. government agency and government sponsored enterprises as the residential MBSs with average maturities of less than three years, totaling $198.5 million; corporate bonds, comprised primarily of debt obligations of large U.S. global financial organizations, totaling $65.4 million; preferred stock securities, comprised of two large regional/national banks, totaling $1.6 million; and trust preferred securities (TRUPs), comprised primarily of a 100% interest in a variable-rate TRUP of a small non-public bank holding company in Michigan, totaling $10.5 million. Variable-rate instruments comprised 25% of the Corporation's investment securities portfolio at September 30, 2013.
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
The Corporation's investment securities portfolio, with a carrying value of $987.7 million at September 30, 2013, had gross impairment of $19.0 million at that date. Management believed that the unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates on the investment securities and market illiquidity and not as a result of credit-related issues. Accordingly, the Corporation believed the impairment in its investment securities portfolio at September 30, 2013 was temporary in nature and, therefore, no impairment loss was recognized in the Corporation's consolidated statement of income for the three months ended September 30, 2013. However, other-than-temporary impairment (OTTI) may occur in the future as a result of material declines in the fair value of investment securities resulting from market, credit, economic or other conditions. A further discussion of the assessment of potential impairment and the Corporation's process that resulted in the conclusion that the impairment was temporary in nature follows.
At September 30, 2013, the Corporation's investment securities portfolio had gross impairment of $19.0 million comprised as follows: GSA securities, residential MBSs and CMOs, combined, with gross impairment of $6.1 million; state and political subdivisions securities with gross impairment of $8.4 million; corporate bonds with gross impairment of $0.2 million; and TRUPs with gross impairment of $4.3 million. The amortized costs and fair values of investment securities are disclosed in Note 3 to the consolidated financial statements.
GSA securities, residential MBSs and CMOs, included in the available-for-sale investment securities portfolio, with a combined amortized cost of $597.0 million, had gross impairment of $6.1 million at September 30, 2013. Virtually all of the impaired investment securities in these categories are backed by the full faith and credit of the U.S. government or a guarantee of a U.S. government agency or government sponsored enterprise. The Corporation determined that the impairment on these investment securities was attributable to current market interest rates being higher than the yields being earned on these investment securities. The Corporation concluded that the impairment of its GSA securities, residential MBSs and CMOs was temporary in nature at September 30, 2013.
State and political subdivisions securities, included in the available-for-sale and the held-to-maturity investment securities portfolios, with an amortized cost of $316.3 million, had gross impairment of $8.4 million at September 30, 2013. Approximately 95% of the Corporation's state and political subdivisions securities are from issuers primarily located in the State of Michigan and are general obligations of the issuer, meaning that repayment of these obligations is funded by general tax collections of the issuer. The Corporation holds no general debt obligations issued by the City of Detroit, Michigan. The gross impairment was attributable to impaired state and political subdivisions securities with an amortized cost of $160 million that generally mature beyond 2014. It was the Corporation's assessment that the impairment on these investment securities was attributable to current market interest rates being slightly higher than the yield on these investment securities, illiquidity in the market for a portion of these investment securities caused by the market's perception of the Michigan economy, and illiquidity in the market due to the nature of a portion of these investment securities. The Corporation concluded that the impairment of its state and political subdivisions securities was temporary in nature at September 30, 2013.
Corporate bonds, included in the available-for-sale investment securities portfolio, with an amortized cost of $65.1 million, had gross impairment of $0.2 million at September 30, 2013. All of the corporate bonds held at September 30, 2013 were of an investment grade. The investment grade ratings of all of the corporate bonds indicated that the obligors' capacities to meet their financial commitments was “strong.” It was the Corporation's assessment that the impairment on the corporate bonds was attributable to current market interest rates being slightly higher than the yield on these investment securities and the market perception of the issuers, and not due to credit-related issues. The Corporation concluded that the impairment of its corporate bonds was temporary in nature at September 30, 2013.

At September 30, 2013, the Corporation held two TRUPs in the held-to-maturity investment securities portfolio, with a combined amortized cost of $10.5 million, that had gross impairment of $4.3 million. Management reviewed available financial information of the issuers of the TRUPs as of September 30, 2013. One TRUP, with an amortized cost of $10.0 million, represents a 100% interest in a TRUP of a non-public bank holding company in Michigan that was purchased in the second quarter of 2008. At September 30, 2013, the Corporation determined that the fair value of this TRUP was $6.0 million. The second TRUP, with an amortized cost of $0.5 million, represents a 10% interest in the TRUP of another non-public bank holding company in Michigan. At September 30, 2013, the Corporation determined the fair value of this TRUP was $0.2 million. The fair value measurements of the two TRUP investments were developed based upon market pricing observations of much larger banking institutions in an illiquid market, adjusted by risk measurements. The fair values of the Corporation's TRUPs were based on calculations of discounted cash flows, and further based upon both observable inputs and appropriate risk adjustments that market participants would make for performance, liquidity and issuer specifics. See the additional discussion of the development of the fair values of the TRUPs in Note 3 to the consolidated financial statements.
The issuer of the $10.0 million TRUP reported net income in each of the first three quarters of 2013 and in each of the three years ended December 31, 2012 and was categorized as well-capitalized under applicable regulatory requirements during that time. Based on an analysis of financial information provided by the issuer, it was the Corporation's opinion that, as of September 30, 2013, this issuer appeared to be a financially sound financial institution with sufficient liquidity to meet its financial obligations in 2013. There have been no material adverse changes in the issuer's financial performance since the TRUP was issued and purchased by the Corporation and there has been no indication that any material adverse trends are developing that would suggest that the issuer would be unable to make all future principal and interest payments under the TRUP. Quarterly common stock cash dividends have consistently been paid by the issuer and the Corporation understands that the issuer's management anticipates cash dividends to continue to be paid in the future. The principal of $10.0 million of this TRUP matures in 2038, with interest payments of 360 basis points over the three-month London Interbank Offered Rate (LIBOR) due quarterly. All scheduled interest payments on this TRUP have been made on a timely basis. At September 30, 2013, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer or its subsidiaries. In reviewing all reasonably available information regarding the issuer, including past performance and its financial and liquidity position, it was the Corporation's opinion that the future cash flows of the issuer supported the carrying value of the TRUP at its original cost of $10.0 million at September 30, 2013. While the total fair value of the TRUP was $4.0 million below the Corporation's amortized cost at September 30, 2013, the Corporation concluded that, based on the overall financial condition of the issuer, the impairment was temporary in nature at September 30, 2013.
The issuer of the $0.5 million TRUP reported a small amount of net income for the first half of 2013 as well as in 2011, compared to net losses in 2012 and 2010. At September 30, 2013, the issuer was categorized as well-capitalized under applicable regulatory requirements. All scheduled interest payments on this TRUP have been made on a timely basis. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly. At September 30, 2013, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer of this TRUP or any subsidiary. In reviewing all reasonably available financial information regarding the $0.5 million TRUP, it was the Corporation's opinion that the carrying value of this TRUP at its original cost of $0.5 million was supported by the issuer's financial position at September 30, 2013. While the fair value of the TRUP was $0.3 million below the Corporation's amortized cost at September 30, 2013, the Corporation concluded that the impairment was temporary in nature at September 30, 2013.
At September 30, 2013, the Corporation expected to fully recover the entire amortized cost basis of each impaired investment security in its investment securities portfolio at that date. Furthermore, at September 30, 2013, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation would not have to sell any of its impaired investment securities before a full recovery of amortized cost. However, there can be no assurance that OTTI losses will not be recognized on the TRUPs or on any other investment security in the future.

Loans
The Corporation's loan portfolio is comprised of commercial, commercial real estate, real estate construction and land development loans, referred to as the Corporation's commercial loan portfolio, and residential mortgage, consumer installment and home equity loans, referred to as the Corporation's consumer loan portfolio. At September 30, 2013, the Corporation's loan portfolio was $4.52 billion and consisted of loans in the commercial loan portfolio totaling $2.45 billion, or 54% of total loans, and loans in the consumer loan portfolio totaling $2.08 billion, or 46% of total loans. Loans at fixed interest rates comprised 75% of the Corporation's total loan portfolio at September 30, 2013, compared to 73% at both June 30, 2013 and December 31, 2012 and 72% at September 30, 2012.
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
Total loans were $4.52 billion at September 30, 2013, an increase of $187 million, or 4.3%, from total loans of $4.34 billion at June 30, 2013, an increase of $355 million, or 8.5%, from total loans of $4.17 billion at December 31, 2012 and an increase of $504 million, or 12.5%, from total loans of $4.02 billion at September 30, 2012. The increases in total loans generally occurred across all major loan categories and were attributable to a combination of improving economic conditions and increased market share.
A summary of the composition of the Corporation's loan portfolio, by major loan category, follows:

	September 30, 2013	June 30, 2013	December 31, 2012	September 30, 2012
	(In thousands)
Commercial loan portfolio:
Commercial	$1,128,122	$1,091,894	$1,002,722	$951,938
Commercial real estate	1,215,631	1,172,347	1,161,861	1,117,073
Real estate construction	78,361	73,448	62,689	56,071
Land development	23,673	27,181	37,548	34,811
Subtotal	2,445,787	2,364,870	2,264,820	2,159,893
Consumer loan portfolio:
Residential mortgage	942,777	898,816	883,835	880,295
Consumer installment	622,040	577,241	546,036	538,412
Home equity	512,067	494,944	473,044	440,559
Subtotal	2,076,884	1,971,001	1,902,915	1,859,266
Total loans	$4,522,671	$4,335,871	$4,167,735	$4,019,159
A discussion of the Corporation’s loan portfolio by category follows.
Commercial Loan Portfolio
The Corporation's commercial loan portfolio is comprised of commercial loans, commercial real estate loans, real estate construction loans and land development loans. The Corporation's commercial loan portfolio is well diversified across business lines and has no concentration in any one industry. The commercial loan portfolio of $2.45 billion at September 30, 2013 included 80 loan relationships of $5.0 million or greater. These 80 loan relationships totaled $705 million, which represented 29% of the commercial loan portfolio at September 30, 2013, and included 26 loan relationships that had outstanding balances of $10 million or higher, totaling $334 million, or 14% of the commercial loan portfolio, at that date. Further, the Corporation had 11 loan relationships at September 30, 2013 with loan balances greater than $5.0 million and less than $10 million, totaling $88 million, that had unfunded credit commitments totaling $69 million that, if advanced, could result in a loan relationship of $10 million or more.

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
Commercial loans were $1.13 billion at September 30, 2013, an increase of $36.2 million, or 3.3%, from commercial loans of $1.09 billion at June 30, 2013, an increase of $125.4 million, or 12.5%, from commercial loans of $1.00 billion at December 31, 2012 and an increase of $176.2 million, or 18.5%, from commercial loans of $951.9 million at September 30, 2012. The increases in commercial loans are the result of a combination of increased market share and improving economic conditions in the Corporation's lending markets. Commercial loans represented 25.0% of the Corporation's loan portfolio at September 30, 2013, compared to 25.2%, 24.1% and 23.7% at June 30, 2013, December 31, 2012 and September 30, 2012, respectively.
Commercial real estate loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Commercial real estate loans were $1.22 billion at September 30, 2013, an increase of $43.3 million, or 3.7%, from commercial real estate loans of $1.17 billion at June 30, 2013, an increase of $53.8 million, or 4.6%, from commercial real estate loans of $1.16 billion at December 31, 2012 and an increase of $98.6 million, or 8.8%, from commercial real estate loans of $1.12 billion at September 30, 2012. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 60%, 37% and 3%, respectively, of the Corporation's commercial real estate loans outstanding at September 30, 2013. Commercial real estate loans represented 26.9% of the Corporation's loan portfolio at September 30, 2013, compared to 27.0%, 27.9% and 27.8% at June 30, 2013, December 31, 2012 and September 30, 2012, respectively.
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
Real estate construction loans are primarily originated for construction of commercial properties and often convert to a commercial real estate loan at the completion of the construction period. Real estate construction loans were $78.4 million at September 30, 2013, an increase of $5.0 million, or 6.7%, from real estate construction loans of $73.4 million at June 30, 2013, an increase of $15.7 million, or 25%, from real estate construction loans of $62.7 million at December 31, 2012 and an increase of $22.3 million, or 40%, from real estate construction loans of $56.1 million at September 30, 2012. Real estate construction loans represented 1.7% of the Corporation's loan portfolio at both September 30, 2013 and June 30, 2013, compared to 1.5% and 1.4% at December 31, 2012 and September 30, 2012, respectively.
Land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. A majority of the Corporation's land development loans consist of loans to develop residential real estate. Land development loans are generally originated with the intention that the loans will be repaid through the sale of finished properties by the developers within twelve months of the completion date. Land development loans were $23.7 million at September 30, 2013, a decrease of $3.5 million, or 13%, from land development loans of $27.2 million at June 30, 2013, a decrease of $13.8 million, or 37%, from land development loans of $37.5 million at December 31, 2012 and a decrease of $11.1 million, or 32%, from land development loans of $34.8 million at September 30, 2012. Land development loans represented 0.5% of the Corporation's loan portfolio at September 30, 2013, compared to 0.6% at June 30, 2013 and 0.9% at both December 31, 2012 and September 30, 2012.

Real estate construction and land development lending involve a higher degree of risk than commercial real estate lending and residential mortgage lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates, the need to obtain a tenant or purchaser of the property if it will not be owner-occupied or the need to sell developed properties. The Corporation generally attempts to mitigate the risks associated with real estate construction and land development lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. The Corporation's risk in this area increased since 2008 due to the weak economic environment within the State of Michigan. While the economy in Michigan began improving in 2011, the sale of lots and units in both residential and commercial development projects has remained weak, as customer demand also remains low, resulting in the inventory of unsold lots and housing units remaining high across the State of Michigan and the inability of most developers to sell their finished developed lots and units within their original expected time frames. Accordingly, the Corporation's land development borrowers have sold only a small percentage of their developed lots or units since 2008 due to the unfavorable economic environment. At September 30, 2013, $9.6 million, or 41%, of the Corporation's $23.7 million of land development loans were impaired, whereby the Corporation determined it was probable that the full amount of principal and interest would not be collected on these loans in accordance with their original contractual terms.
Consumer Loan Portfolio
The Corporation's consumer loan portfolio is comprised of residential mortgage loans, consumer installment loans and home equity loans and lines of credit.
Residential mortgage loans consist primarily of one- to four-family residential loans with fixed interest rates and terms of fifteen years or less. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance. At September 30, 2013, approximately 70% of the Corporation's residential mortgage loans had an original loan-to-value ratio of 80% or less.
Residential mortgage loans were $942.8 million at September 30, 2013, an increase of $44.0 million, or 4.9%, from residential mortgage loans of $898.8 million at June 30, 2013, an increase of $59.0 million, or 6.7%, from residential mortgage loans of $883.8 million at December 31, 2012 and an increase of $62.5 million, or 7.1%, from residential mortgage loans of $880.3 million at September 30, 2012. Residential mortgage loans have historically involved the least amount of credit risk in the Corporation's loan portfolio, although the risk on these loans has increased with the increase in the unemployment rate and the decrease in real estate property values in the State of Michigan over the last several years. Residential mortgage loans also include loans to consumers for the construction of single family residences that are secured by these properties. Residential mortgage construction loans to consumers were $34.1 million at September 30, 2013, compared to $28.3 million at June 30, 2013, $25.5 million at December 31, 2012 and $23.8 million at September 30, 2012. Residential mortgage loans represented 20.8% of the Corporation's loan portfolio at September 30, 2013, compared to 20.7%, 21.2% and 21.9% at June 30, 2013, December 31, 2012 and September 30, 2012, respectively.
During the first nine months of 2013, the Corporation originated $396 million of residential mortgage loans and retained $229 million of these originations in its loan portfolio. The demand for longer-term fixed interest rate residential mortgage loans has been high in recent years due to the historically low level of long-term interest rates. The Corporation generally sells fixed interest rate residential mortgage loans originated with maturities of fifteen years and over in the secondary market. However, the Corporation retained $70 million of fixed interest rate residential mortgage loans with terms of fifteen years in its loan portfolio during the first nine months of 2013, compared to $79 million for all of 2012. At September 30, 2013, the Corporation had $268 million of fixed interest rate residential mortgage loans that had maturities beyond ten years, compared to $253 million, $245 million and $243 million at June 30, 2013, December 31, 2012 and September 30, 2012, respectively.
The Corporation's consumer installment loans consist of relatively small loan amounts to consumers to finance personal items (primarily automobiles, recreational vehicles and marine vehicles), including indirect loans purchased from dealerships. Consumer installment loans were $622.0 million at September 30, 2013, an increase of $44.8 million, or 7.8%, from consumer installment loans of $577.2 million at June 30, 2013, an increase of $76.0 million, or 13.9%, from consumer installment loans of $546.0 million at December 31, 2012 and an increase of $83.6 million, or 15.5%, from consumer installment loans of $538.4 million at September 30, 2012. At September 30, 2013, collateral securing consumer installment loans was comprised approximately as follows: automobiles - 51%; recreational vehicles - 32%; marine vehicles - 14%; other collateral - 2%; and unsecured - 1%. Consumer installment loans represented 13.8% of the Corporation's loan portfolio at September 30, 2013, compared to 13.3%, 13.1% and 13.4% at June 30, 2013, December 31, 2012 and September 30, 2012, respectively.

The Corporation's home equity loans, including home equity lines of credit, are comprised of loans to consumers who utilize equity in their personal residence, including junior lien mortgages, as collateral to secure the loan or line of credit. Home equity loans were $512.1 million at September 30, 2013, an increase of $17.2 million, or 3.5%, from home equity loans of $494.9 million at June 30, 2013, an increase of $39.1 million, or 8.2%, from home equity loans of $473.0 million at December 31, 2012 and an increase of $71.5 million, or 16.2%, from home equity loans of $440.6 million at September 30, 2012. At September 30, 2013, approximately 53% of the Corporation's home equity loans were first lien mortgages and 47% were junior lien mortgages. Home equity loans represented 11.3% of the Corporation's loan portfolio at September 30, 2013, compared to 11.4% at both June 30, 2013 and December 31, 2012 and 11.0% at September 30, 2012. The majority of the Corporation's home equity lines of credit are comprised of loans with payments of interest only until their maturity. Home equity lines of credit have original maturities up to ten years. Home equity lines of credit comprised 35% of the Corporation's home equity loans at September 30, 2013, compared to 37%, 40% and 43% at June 30, 2013, December 31, 2012 and September 30, 2012, respectively.
Consumer installment and home equity loans generally have shorter terms than residential mortgage loans, but generally involve more credit risk than residential mortgage lending because of the type and nature of the collateral. The Corporation experienced decreases in losses on consumer installment and home equity loans, with net loan losses totaling 33 basis points (annualized) of average consumer installment and home equity loans during the first nine months of 2013, compared to 53 basis points of average consumer installment and home equity loans in 2012. Consumer installment and home equity loans are spread across many individual borrowers, which minimizes the risk per loan transaction. The Corporation originates consumer installment and home equity loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer installment and home equity lending collections are dependent on the borrowers' continuing financial stability and are more likely to be affected by adverse personal situations. Collateral values on properties securing consumer installment and home equity loans are negatively impacted by many factors, including the physical condition of the collateral and property values, although losses on consumer installment and home equity loans are often more significantly impacted by the unemployment rate and other economic conditions. The unemployment rate in the State of Michigan was 9.0% at August 31, 2013 (the most recent date available), compared to 8.9% at December 31, 2012 and 9.2% at September 30, 2012, and higher than the national average of 7.2% at September 30, 2013.
Nonperforming Assets
Nonperforming assets include nonperforming loans, which consist of originated loans for which the accrual of interest has been discontinued (nonaccrual loans), originated loans that are past due as to principal or interest by 90 days or more and still accruing interest and originated loans that have been modified under troubled debt restructurings (TDRs) where a concession has been granted to the borrower due to a decline in credit quality of the loan and the borrower has not satisfied the Corporation's payment policy (as described below) to be considered performing. Nonperforming assets also include assets obtained through foreclosures and repossessions. The Corporation transfers an originated loan that is 90 days or more past due to nonaccrual status (except for loans that are secured by residential real estate, which are transferred at 120 days past due), unless it believes the loan is both well-secured and in the process of collection. TDRs continue to be reported as nonperforming loans until a six-month payment history of principal and interest payments is sustained in accordance with the terms of the loan modification, at which time the loan is no longer considered a nonperforming asset and the Corporation moves the loan to a performing TDR status.
Nonperforming assets were $87.9 million at September 30, 2013, a decrease of $5.1 million, or 5.5%, from $93.0 million at June 30, 2013, a decrease of $21.4 million, or 19.6%, from $109.3 million at December 31, 2012 and a decrease of $22.4 million, or 20.3%, from $110.3 million at September 30, 2012. Nonperforming assets represented 1.40%, 1.60%, 1.85% and 1.98% of total assets at September 30, 2013, June 30, 2013, December 31, 2012 and September 30, 2012, respectively. The decreases in nonperforming assets are a sign of improvement in the credit quality of the Corporation's loan portfolio and the improving economic climate in Michigan that began in 2011. However, the Corporation's levels of nonperforming assets have remained elevated, compared to historical levels, due to the unfavorable economic climate within the State of Michigan that has existed for more than four years, which resulted in cash flow difficulties being encountered by many commercial and consumer loan customers. The Corporation's nonperforming assets are not concentrated in any one industry or any one geographical area within Michigan, other than $7.1 million in nonperforming land development loans. At September 30, 2013, there was one commercial loan relationship exceeding $2.5 million, totaling $5.9 million, which was in nonperforming status. Based on declines in both residential and commercial real estate appraised values due to the weakness in the Michigan economy over the past several years, management continues to evaluate and, when appropriate, obtain new appraisals or discount appraised values of existing appraisals to compute net realizable values of nonperforming real estate secured loans and other real estate properties. While the economic climate within Michigan has shown signs of improvement, it is management's belief that nonperforming assets will remain at elevated levels during 2013.

The following schedule provides a summary of nonperforming assets:

	September 30, 2013	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Nonaccrual loans:
Commercial	$11,809	$11,052	$14,601
Commercial real estate	28,623	28,498	37,660
Real estate construction	183	183	1,217
Land development	2,954	3,434	4,184
Residential mortgage	8,029	9,241	10,164
Consumer installment	665	552	739
Home equity	3,023	3,064	2,733
Total nonaccrual loans	55,286	56,024	71,298
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	281	1	—
Commercial real estate	—	78	87
Residential mortgage	692	164	1,503
Home equity	686	689	769
Total accruing loans contractually past due 90 days or more as to interest or principal payments	1,659	932	2,359
Nonperforming TDRs:
Commercial loan portfolio	15,744	19,140	13,876
Consumer loan portfolio	3,129	3,246	3,321
Total nonperforming TDRs	18,873	22,386	17,197
Total nonperforming loans	75,818	79,342	90,854
Other real estate and repossessed assets(1)	12,033	13,659	18,469
Total nonperforming assets	$87,851	$93,001	$109,323
Nonperforming loans as a percent of total loans	1.68%	1.83%	2.18%
Nonperforming assets as a percent of total assets	1.40%	1.60%	1.85%

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held-for-sale.
The following schedule summarizes changes in nonaccrual loans during the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$56,024	$74,456	$71,298	$78,394
Additions during period	11,846	16,944	27,974	42,387
Principal balances charged off	(3,726)	(3,663)	(12,906)	(12,965)
Transfers to other real estate/repossessed assets	(1,328)	(3,339)	(3,701)	(8,994)
Returned to accrual status	(3,750)	(1,060)	(11,844)	(9,440)
Payments received	(3,780)	(5,014)	(15,535)	(11,058)
Balance at end of period	$55,286	$78,324	$55,286	$78,324

Nonperforming Loans
The following schedule provides the composition of nonperforming loans, by major loan category, as of September 30, 2013, June 30, 2013 and December 31, 2012.

	September 30, 2013		June 30, 2013		December 31, 2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	$17,817	23.5%	$17,943	22.6%	$19,763	21.8%
Commercial real estate	34,389	45.4	36,454	45.9	42,472	46.7
Real estate construction	316	0.4	397	0.5	1,217	1.3
Land development	7,072	9.3	7,592	9.6	8,173	9.0
Subtotal-commercial loan portfolio	59,594	78.6	62,386	78.6	71,625	78.8
Consumer loan portfolio:
Residential mortgage	11,850	15.6	12,651	16.0	14,988	16.5
Consumer installment	665	0.9	552	0.7	739	0.8
Home equity	3,709	4.9	3,753	4.7	3,502	3.9
Subtotal-consumer loan portfolio	16,224	21.4	16,956	21.4	19,229	21.2
Total nonperforming loans	$75,818	100.0%	$79,342	100.0%	$90,854	100.0%
Total nonperforming loans were $75.8 million at September 30, 2013, a decrease of $3.5 million, or 4.4%, compared to $79.3 million at June 30, 2013 and a decrease of $15.1 million, or 16.5%, compared to $90.9 million at December 31, 2012. The Corporation's nonperforming loans in the commercial loan portfolio were $59.6 million at September 30, 2013, a decrease of $2.8 million, or 4.5%, from $62.4 million at June 30, 2013 and a decrease of $12.0 million, or 16.8%, from $71.6 million at December 31, 2012. The decreases in nonperforming loans in the commercial loan portfolio were attributable to a combination of improving economic conditions and net loan charge-offs. Net loan charge-offs in the commercial loan portfolio totaled $2.3 million and $7.5 million during the three- and nine-month periods ended September 30, 2013, respectively. Nonperforming loans in the commercial loan portfolio comprised 79% of total nonperforming loans at September 30, 2013, June 30, 2013 and December 31, 2012. The Corporation's nonperforming loans in the consumer loan portfolio were $16.2 million at September 30, 2013, a decrease of $0.8 million, or 4.3%, from $17.0 million at June 30, 2013 and a decrease of $3.0 million, or 15.6%, from $19.2 million at December 31, 2012. The decreases in nonperforming loans in the consumer loan portfolio were primarily attributable to net loan charge-offs, which totaled $1.4 million and $4.5 million during the three- and nine-month periods ended September 30, 2013, respectively.
Nonperforming Loans — Commercial Loan Portfolio
The following schedule presents information related to stratification of nonperforming loans in the commercial loan portfolio by dollar amount at September 30, 2013, June 30, 2013 and December 31, 2012.

	September 30, 2013		June 30, 2013		December 31, 2012
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
$5,000,000 or more	1	$5,876	1	$5,945	1	$6,157
$2,500,000 – $4,999,999	—	—	—	—	—	—
$1,000,000 – $2,499,999	8	11,770	11	16,146	16	27,408
$500,000 – $999,999	28	19,761	26	18,649	21	14,868
$250,000 – $499,999	25	8,601	25	8,292	28	9,521
Under $250,000	179	13,586	183	13,354	173	13,671
Total	241	$59,594	246	$62,386	239	$71,625
Nonperforming commercial loans were $17.8 million at September 30, 2013, a decrease of $0.1 million, or 0.7%, from $17.9 million at June 30, 2013 and a decrease of $2.0 million, or 9.8%, from $19.8 million at December 31, 2012. Nonperforming commercial loans comprised 1.6% of total commercial loans at both September 30, 2013 and June 30, 2013, compared to 2.0% at December 31, 2012. Nonperforming commercial loans were not concentrated in any single industry.

Nonperforming commercial real estate loans were $34.4 million at September 30, 2013, a decrease of $2.1 million, or 5.7%, from $36.5 million at June 30, 2013 and a decrease of $8.1 million, or 19.0%, from $42.5 million at December 31, 2012. Nonperforming commercial real estate loans comprised 2.8% of total commercial real estate loans at September 30, 2013, compared to 3.1% and 3.7% at June 30, 2013 and December 31, 2012, respectively. Nonperforming commercial real estate loans secured by owner occupied real estate, non-owner occupied real estate and vacant land totaled $19.6 million, $9.0 million and $5.8 million, respectively, at September 30, 2013, and comprised 3.0%, 2.4% and 19.8%, respectively, of total owner occupied real estate, non-owner occupied real estate and vacant land loans included in the Corporation's originated commercial real estate loans at September 30, 2013. At September 30, 2013, the Corporation's nonperforming commercial real estate loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation's market areas. The largest concentration of the $34.4 million in nonperforming commercial real estate loans at September 30, 2013 was one customer relationship totaling $5.7 million that was primarily secured by vacant land. This same customer relationship had nonperforming land development loans of $0.2 million and nonperforming residential mortgage loans of $0.4 million. At September 30, 2013, a total of $2.0 million of the nonperforming commercial real estate loans were in various stages of foreclosure, compared to $1.7 million at June 30, 2013, $4.5 million at December 31, 2012 and $8.6 million at September 30, 2012.
Nonperforming real estate construction loans were $0.3 million at September 30, 2013, a decrease of $0.1 million from $0.4 million at June 30, 2013 and a decrease of $0.9 million from $1.2 million at December 31, 2012. Nonperforming real estate construction loans comprised 0.4% of total real estate construction loans at September 30, 2013, compared to 0.5% and 1.9% at June 30, 2013 and December 31, 2012, respectively.
Nonperforming land development loans were $7.1 million at September 30, 2013, a decrease of $0.5 million, or 6.8%, from $7.6 million at June 30, 2013 and a decrease of $1.1 million, or 13.5%, from $8.2 million at December 31, 2012. Nonperforming land development loans comprised 29.9% of total land development loans at September 30, 2013, compared to 27.9% and 21.8% at June 30, 2013 and December 31, 2012, respectively. At September 30, 2013, nonperforming land development loans were secured primarily by residential real estate improved lots and housing units. The $7.1 million of nonperforming loans secured by land development projects represented 43% of total originated land development loans outstanding of $16.6 million at September 30, 2013. The economy in Michigan has adversely impacted housing demand throughout the state since 2008 and, accordingly, a significant percentage of the Corporation's residential real estate development borrowers have experienced cash flow difficulties associated with a significant decline in sales of both lots and residential real estate.
Nonperforming Loans — Consumer Loan Portfolio
Nonperforming residential mortgage loans were $11.9 million at September 30, 2013, a decrease of $0.8 million, or 6.3%, from $12.7 million at June 30, 2013 and a decrease of $3.1 million, or 20.9%, from $15.0 million at December 31, 2012. Nonperforming residential mortgage loans comprised 1.3% of total residential mortgage loans at September 30, 2013, compared to 1.4% and 1.7% of total residential mortgage loans at June 30, 2013 and December 31, 2012, respectively. At September 30, 2013, a total of $3.9 million of nonperforming residential mortgage loans were in various stages of foreclosure, compared to $3.6 million at June 30, 2013, $3.2 million at December 31, 2012 and $4.7 million at September 30, 2012.
Nonperforming consumer installment loans were $0.7 million at both September 30, 2013 and December 31, 2012, compared to $0.6 million at June 30, 2013. Nonperforming consumer installment loans comprised 0.1% of total consumer installment loans at September 30, 2013, June 30, 2013 and December 31, 2012.
Nonperforming home equity loans were $3.7 million at September 30, 2013, a decrease of $0.1 million, or 1.2%, from $3.8 million at June 30, 2013 and an increase of $0.2 million, or 5.9%, from $3.5 million at December 31, 2012. Nonperforming home equity loans comprised 0.7% of total home equity loans at both September 30, 2013 and December 31, 2012, compared to 0.8% at June 30, 2013.
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

The Corporation's loans reported as TDRs continue to accrue interest at the loan's original interest rate as the Corporation expects to collect the remaining principal and interest on the loan. The interest income recognized on residential mortgage TDRs may include accretion of an identified impairment at the time of modification, which is attributable to a temporary reduction in the borrower's interest rate. A TDR is reported as a nonperforming loan (nonperforming TDR) until a six-month payment history of principal and interest payments is sustained in accordance with the loan modification, at which time the Corporation moves the loan to a performing status (performing TDR). If a performing TDR becomes contractually past due more than 30 days, it is transferred to a nonperforming status. Accordingly, all of the Corporation's performing TDRs at September 30, 2013 were current or less than 30 days past due. The Corporation's loans reported as TDRs do not include modified loans that are already reported in a nonaccrual status. The Corporation's nonaccrual loans at September 30, 2013, June 30, 2013 and December 31, 2012 included $39.1 million, $40.1 million and $47.5 million, respectively, of these modified loans.
The following summarizes the Corporation's reported TDRs at September 30, 2013, June 30, 2013 and December 31, 2012:

	Performing Status	Nonperforming Status			Total
		Current	Past Due 31-90 Days	Subtotal
	(In thousands)
September 30, 2013
Commercial loan portfolio	$19,469	$12,721	$3,023	$15,744	$35,213
Consumer loan portfolio	14,602	2,783	346	3,129	17,731
Total TDRs	$34,071	$15,504	$3,369	$18,873	$52,944
June 30, 2013
Commercial loan portfolio	$18,497	$13,059	$6,081	$19,140	$37,637
Consumer loan portfolio	14,160	2,585	661	3,246	17,406
Total TDRs	$32,657	$15,644	$6,742	$22,386	$55,043
December 31, 2012
Commercial loan portfolio	$15,789	$13,361	$515	$13,876	$29,665
Consumer loan portfolio	15,580	2,688	633	3,321	18,901
Total TDRs	$31,369	$16,049	$1,148	$17,197	$48,566
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
The outstanding balance of nonperforming TDRs in the commercial loan portfolio was $15.7 million, $19.1 million and $13.9 million at September 30, 2013, June 30, 2013 and December 31, 2012, respectively. At September 30, 2013, June 30, 2013 and December 31, 2012, the Corporation had $19.5 million, $18.5 million and $15.8 million, respectively, of performing TDRs in the commercial loan portfolio due to the borrowers' sustained repayment histories. The majority of the Corporation's performing TDRs in the commercial loan portfolio are categorized as a risk grade 7 (substandard - accrual) under the Corporation's risk rating system. The Corporation's risk rating system is further described in Note 4 to the consolidated financial statements. The weighted average contractual interest rate of the Corporation's TDRs in the commercial loan portfolio was 5.49% at September 30, 2013, compared to 5.57% at June 30, 2013 and 5.54% at December 31, 2012.

A summary of changes in the Corporation's reported TDRs in the commercial loan portfolio for the three and nine months ended September 30, 2013 follows:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
	(In thousands)
Balance at beginning of period	$18,497	$19,140	$37,637	$15,789	$13,876	$29,665
Additions for modifications	—	227	227	—	7,217	7,217
Transfers to performing TDR status	427	(427)	—	4,591	(4,591)	—
Transfers to nonperforming TDR status	—	—	—	(1,467)	1,467	—
Transfers from nonaccrual status	1,700	525	2,225	2,754	2,737	5,491
Transfers to nonaccrual status	—	(3,281)	(3,281)	—	(4,320)	(4,320)
Principal payments and pay-offs	(1,155)	(440)	(1,595)	(2,198)	(642)	(2,840)
Balance at end of period	$19,469	$15,744	$35,213	$19,469	$15,744	$35,213
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
The outstanding balance of nonperforming TDRs in the consumer loan portfolio was $3.1 million, $3.2 million and $3.3 million at September 30, 2013, June 30, 2013 and December 31, 2012, respectively. At September 30, 2013, June 30, 2013 and December 31, 2012, the Corporation had $14.6 million, $14.2 million and $15.6 million, respectively, of performing TDRs in the consumer loan portfolio due to the borrowers' sustained repayment histories. The Corporation recognized additional provisions for loan losses of $0.1 million and $0.2 million during the three and nine months ended September 30, 2013, respectively, related to impairment on its TDRs in the consumer loan portfolio (as a result of the temporary reduction in the borrowers' interest rates) at the time the loans were modified based on the present value of expected future cash flows discounted at the loan's original effective interest rate. The weighted average contractual interest rate on the Corporation's TDRs in the consumer loan portfolio was 4.53% at September 30, 2013, compared to 4.55% at June 30, 2013 and 4.54% at December 31, 2012.
The Corporation's cumulative redefault rate as of September 30, 2013 on its TDRs, which represents the percentage of TDRs that transferred to nonaccrual status since the Corporation began such modifications in 2009, was 20% for TDRs in the commercial loan portfolio and 15% for TDRs in the consumer loan portfolio.
Other Real Estate and Repossessed Assets
Other real estate and repossessed assets are components of nonperforming assets. These include other real estate (ORE), comprised of residential and commercial real estate and land development properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and repossessed assets, comprised of other personal and commercial assets. ORE totaled $11.7 million at September 30, 2013, a decrease of $1.6 million, or 12%, from $13.3 million at June 30, 2013 and a decrease of $6.4 million, or 35%, from $18.1 million at December 31, 2012. Repossessed assets totaled $0.4 million at September 30, 2013, June 30, 2013 and December 31, 2012.
The following schedule provides the composition of ORE at September 30, 2013, June 30, 2013 and December 31, 2012:

	September 30, 2013	June 30, 2013	December 31, 2012
	(In thousands)
Composition of ORE:
Vacant land	$2,967	$2,923	$3,407
Commercial real estate properties	6,058	6,534	8,359
Residential real estate properties	2,649	3,857	5,764
Residential land development properties	—	—	527
Total ORE	$11,674	$13,314	$18,057

The following schedule summarizes ORE activity during the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$13,314	$23,009	$18,057	$24,888
Additions	840	3,235	2,866	9,185
Write-downs to fair value	(129)	(424)	(977)	(819)
Dispositions	(2,351)	(6,831)	(8,272)	(14,265)
Balance at end of period	$11,674	$18,989	$11,674	$18,989
The Corporation's ORE is carried at the lower of cost or fair value less estimated cost to sell. The Corporation's $11.7 million of ORE at September 30, 2013 included only one ORE property with a carrying value of $0.5 million or more totaling $0.6 million. The historically large inventory of real estate properties for sale across the State of Michigan has resulted in an increase in the Corporation's carrying time and cost of holding ORE. Consequently, the Corporation had $9.0 million in ORE at September 30, 2013 that had been held in excess of one year, of which $3.3 million had been held in excess of three years. Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and the Corporation had $5.9 million of nonperforming loans that were in the process of foreclosure at September 30, 2013, it is anticipated that the level of the Corporation's ORE will remain at elevated levels for the remainder of 2013.
All of the Corporation's ORE properties have been written down to fair value through a charge-off against the allowance for loan losses at the time the loan was transferred to ORE or through a subsequent write-down, recorded as an operating expense, to recognize a further market value decline of the property after the initial transfer date. Accordingly, at September 30, 2013, the carrying value of ORE of $11.7 million was reflective of $25.3 million in charge-offs or write-downs and represented 32% of the contractual loan balance remaining at the time these loans were classified as nonperforming.
During the nine months ended September 30, 2013, the Corporation sold 204 ORE properties for net proceeds of $11.3 million. On an average basis, the net proceeds from these sales represented 131% of the carrying value of the property at the time of sale, with the net proceeds representing 47% of the remaining contractual loan balance at the time these loans were classified as nonperforming.
Nonperforming assets at September 30, 2013, June 30, 2013 and December 31, 2012 did not include impaired acquired loans totaling $7.6 million, $8.4 million and $9.1 million, respectively, even though these loans were not performing in accordance with their original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools. Acquired loans not performing in accordance with the loan's original contractual terms are included in the Corporation's impaired loan schedule in Note 4 to the consolidated financial statements.
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
Impaired loans include nonaccrual loans, TDRs (nonperforming and performing) and acquired loans that were not performing in accordance with their original contractual terms. Impaired loans totaled $115.8 million at September 30, 2013, a decrease of $3.7 million, or 3.0%, compared to $119.5 million at June 30, 2013 and a decrease of $13.2 million, or 10.2%, compared to $129.0 million at December 31, 2012.

A summary of impaired loans at September 30, 2013, June 30, 2013 and December 31, 2012 follows:

	September 30, 2013	June 30, 2013	December 31, 2012
	(In thousands)
Impaired loans - commercial loan portfolio:
Originated commercial loan portfolio:
Nonaccrual loans	$43,569	$43,167	$57,662
Nonperforming TDRs	15,744	19,140	13,876
Performing TDRs	19,469	18,497	15,789
Subtotal	78,782	80,804	87,327
Acquired commercial loan portfolio	7,610	8,400	9,099
Total impaired loans - commercial loan portfolio	86,392	89,204	96,426
Impaired loans - consumer loan portfolio:
Nonaccrual loans	11,717	12,857	13,636
Nonperforming TDRs	3,129	3,246	3,321
Performing TDRs	14,602	14,160	15,580
Total impaired loans - consumer loan portfolio	29,448	30,263	32,537
Total impaired loans	$115,840	$119,467	$128,963
The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance at September 30, 2013, June 30, 2013 and December 31, 2012 and partial loan charge-offs (confirmed losses) taken on these impaired loans:

	Amount	Valuation Allowance	Confirmed Losses	Cumulative Inherent Loss Percentage
	(Dollars in thousands)
September 30, 2013
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$6,731	$2,186	$—	32%
With valuation allowance and charge-offs	5,712	1,452	2,167	46
With charge-offs and no valuation allowance	27,092	—	19,047	41
Without valuation allowance or charge-offs	39,247	—	—	—
Total	78,782	$3,638	$21,214	25%
Impaired acquired loans	7,610
Total impaired loans to commercial borrowers	$86,392
June 30, 2013
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$7,819	$2,790	$—	36%
With valuation allowance and charge-offs	7,611	1,062	3,222	40
With charge-offs and no valuation allowance	26,274	—	16,909	39
Without valuation allowance or charge-offs	39,100	—	—	—
Total	80,804	$3,852	$20,131	24%
Impaired acquired loans	8,400
Total impaired loans to commercial borrowers	$89,204
December 31, 2012
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$16,054	$4,624	$—	29%
With valuation allowance and charge-offs	8,006	2,826	790	41
With charge-offs and no valuation allowance	27,634	—	16,525	37
Without valuation allowance or charge-offs	35,633	—	—	—
Total	87,327	$7,450	$17,315	27%
Impaired acquired loans	9,099
Total impaired loans to commercial borrowers	$96,426

After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that impaired loans of the commercial loan portfolio totaling $12.4 million at September 30, 2013 required a specific allocation of the allowance for loan losses (valuation allowance), compared to $15.4 million at June 30, 2013 and $24.1 million at December 31, 2012. The Corporation's valuation allowance for impaired loans of the commercial loan portfolio was $3.6 million at September 30, 2013, a decrease of $0.3 million from $3.9 million at June 30, 2013 and a decrease of $3.9 million from $7.5 million at December 31, 2012. The decreases in the valuation allowance at September 30, 2013 were primarily due to loan charge-offs. Confirmed losses represent partial loan charge-offs on an impaired loan due primarily to the receipt of a recent third-party property appraisal indicating the value of the collateral securing the loan was below the loan balance and management determined that full collection of the loan balance was not likely. The Corporation's nonperforming and performing TDRs in the commercial loan portfolio did not require a valuation allowance as the Corporation expected to collect the full principal and interest owed on each of these loans in accordance with their modified terms.
The Corporation generally does not recognize a valuation allowance for impaired loans in the consumer loan portfolio as these loans are comprised of smaller-balance homogeneous loans that are collectively evaluated for impairment. However, the Corporation had a valuation allowance attributable to TDRs in the consumer loan portfolio of $0.6 million at both September 30, 2013 and June 30, 2013 and $0.7 million at December 31, 2012, related to the reduction in the present value of expected future cash flows for these loans discounted at their original effective interest rates.
Impaired loans included acquired loans totaling $7.6 million, $8.4 million and $9.1 million at September 30, 2013, June 30, 2013 and December 31, 2012, respectively, that were not performing in accordance with the original contractual terms of the loans. These loans did not require a valuation allowance as they are recorded in loan pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools. These loans are not included in the Corporation's nonperforming loans.
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
Economic conditions in the Corporation's markets, which are primarily within Michigan, were generally less favorable than those nationwide during 2012 and the first nine months of 2013. The economy in Michigan has shown signs of improvement, although economic challenges remain and are expected to continue for the remainder of 2013.

The following schedule summarizes activity related to the Corporation's allowance for loan losses:

	Three Months Ended			Nine Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)
Allowance for loan losses - beginning of period	$82,184	$82,834	$86,711	$84,491	$88,333
Provision for loan losses	3,000	3,000	4,500	9,000	13,500
Net loan charge-offs:
Commercial loan portfolio:
Commercial	(615)	(59)	(2,616)	(1,873)	(4,338)
Commercial real estate	(1,248)	(1,786)	(1,627)	(5,044)	(5,354)
Real estate construction	—	—	—	—	—
Land development	(400)	(50)	(51)	(546)	(126)
Subtotal - commercial loan portfolio	(2,263)	(1,895)	(4,294)	(7,463)	(9,818)
Consumer loan portfolio:
Residential mortgage	(409)	(1,023)	(1,120)	(2,005)	(3,756)
Consumer installment	(786)	(574)	(691)	(1,807)	(2,292)
Home equity	(194)	(158)	(412)	(684)	(1,273)
Subtotal - consumer loan portfolio	(1,389)	(1,755)	(2,223)	(4,496)	(7,321)
Total net loan charge-offs	(3,652)	(3,650)	(6,517)	(11,959)	(17,139)
Allowance for loan losses - end of period	$81,532	$82,184	$84,694	$81,532	$84,694
Net loan charge-offs as a percent of average loans (annualized)	0.33%	0.34%	0.65%	0.37%	0.59%
The following schedule summarizes information related to the Corporation's allowance for loan losses:

	September 30, 2013	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Allowance for loan losses – originated loans	$81,032	$81,684	$83,991
Allowance for loan losses – acquired loans	500	500	500
Nonperforming loans	75,818	79,342	90,854
Allowance for originated loans as a percent of:
Total originated loans	1.92%	2.05%	2.22%
Nonperforming loans	107%	103%	92%
Nonperforming loans, less impaired originated loans for which the expected loss has been charged-off	166%	154%	132%
The allowance of the acquired loan portfolio was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair values at the date of acquisition, with the estimated fair values including a component for expected credit losses. Acquired loans are subsequently evaluated for further credit deterioration in loan pools, which consist of loans with similar credit risk characteristics. If an acquired loan pool experiences a decrease in expected cash flows, as compared to those expected at the acquisition date, a portion of the allowance is allocated to acquired loans. At September 30, 2013, the allowance for loan losses on the acquired loan portfolio of $0.5 million was related to two consumer loan pools performing slightly below original expectations. There were no material changes in expected cash flows for the remaining acquired loan pools at September 30, 2013.

Deposits
Total deposits were $5.19 billion at September 30, 2013, an increase of $377 million, or 7.8%, from total deposits of $4.81 billion at June 30, 2013, an increase of $270 million, or 5.5%, from total deposits of $4.92 billion at December 31, 2012 and an increase of $592 million, or 12.9%, from total deposits of $4.60 billion at September 30, 2012. The increase in total deposits during the third quarter of 2013 was largely attributable to the seasonality of municipal deposit accounts. The increase in total deposits for the twelve-month period ended September 30, 2013 was primarily attributable to the branch acquisition transaction. The Corporation acquired $404 million of deposits as of the acquisition date. The Corporation continued to experience a slight change in the mix of deposits over the twelve-month period ended September 30, 2013, with a portion of funds from maturing certificates of deposit being transferred by customers into noninterest-bearing demand accounts. Excluding the impact of deposits acquired in the branch acquisition transaction, noninterest-bearing demand deposits increased $144 million during the twelve-month period ended September 30, 2013, while customer certificates of deposit decreased $124 million during that same time period. At September 30, 2013, the Corporation had $16 million in remaining brokered deposits that were acquired in the OAK acquisition. The Corporation intends to continue to use its liquidity to pay off brokered deposits as they mature, with $8 million maturing during the remainder of 2013 and another $6 million maturing in 2014.
It is the Corporation's strategy to develop customer relationships that will drive core deposit growth and stability. The Corporation's competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation's markets during 2012 and the first nine months of 2013, the Corporation's efforts to expand its deposit relationships with existing customers, the Corporation's financial strength and a general trend in customers holding more liquid assets have resulted in the Corporation continuing to experience increases in customer deposits. Total deposits increased $247 million, excluding the $404 million from the branch acquisition transaction and matured brokered deposits, during the twelve months ended September 30, 2013.
At September 30, 2013, the Corporation's time deposits, which consist of certificates of deposit, totaled $1.35 billion, of which $352 million have stated maturities during the remainder of 2013. The Corporation expects the majority of these maturing time deposits to be renewed by customers. The following schedule summarizes the scheduled maturities of the Corporation's time deposits:

Maturity Schedule	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
2013 remaining maturities	$351,886	0.61%
2014 maturities	580,503	0.96
2015 maturities	240,908	1.82
2016 maturities	66,248	1.48
2017 maturities and beyond	109,612	1.40
Total time deposits	$1,349,157	1.08%
Borrowed Funds
Borrowed funds include short-term borrowings and Federal Home Loan Bank (FHLB) advances.
Short-term borrowings were $357.6 million, $347.0 million, $310.5 million and $311.5 million at September 30, 2013, June 30, 2013, December 31, 2012 and September 30, 2012, respectively, and were comprised solely of securities sold under agreements to repurchase with customers. Short-term borrowings, which are highly interest rate sensitive, increased $47 million, or 15%, during the nine months ended September 30, 2013 and $46 million, or 15%, during the twelve months ended September 30, 2013 primarily due to additional funds deposited by the Corporation's business and municipal customers. Securities sold under agreements to repurchase represent funds deposited by customers, generally on an overnight basis, that are collateralized by investment securities that are owned by Chemical Bank, as these deposits are not covered by Federal Deposit Insurance Corporation (FDIC) insurance. These funds have been a stable source of liquidity for Chemical Bank, much like its core deposit base. As part of the Corporation's focus on relationship banking, it generally accepts these deposits from customers that have an established banking relationship with Chemical Bank. The Corporation's securities sold under agreements to repurchase do not qualify as sales for accounting purposes.

FHLB advances are borrowings from the Federal Home Loan Bank of Indianapolis that are secured by both a blanket security agreement of residential mortgage first lien loans with an aggregate book value equal to at least 155% of the advances and FHLB capital stock owned by Chemical Bank. The carrying value of residential mortgage first lien loans eligible as collateral under the blanket security agreement was $881 million at September 30, 2013.
During the first quarter of 2013, the Corporation prepaid all of its FHLB advances outstanding totaling $34.3 million, resulting in a prepayment fee expense of $0.8 million. The Corporation prepaid the FHLB advances to improve its net interest income in 2013. The impact of the prepayment of FHLB advances will result in an increase in net interest income in 2013 of approximately $0.3 million. FHLB advances totaled $34.3 million and $37.2 million at December 31, 2012 and September 30, 2012, respectively.
Credit-Related Commitments
The Corporation has credit-related commitments that may impact its liquidity. The following schedule summarizes the Corporation's credit-related commitments and expected expiration dates by period as of September 30, 2013. Because many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit:
Commercial loans	$516,463	$85,988	$25,961	$42,808	$671,220
Home equity lines of credit	35,543	40,706	59,100	18,375	153,724
Unsecured consumer loans	9,088	1,057	4,907	1,918	16,970
Residential mortgage construction loans	28,809	—	—	—	28,809
Total unused commitments to extend credit	589,903	127,751	89,968	63,101	870,723
Undisbursed loan commitments	259,505	—	—	—	259,505
Standby letters of credit	38,630	9,126	472	—	48,228
Total credit-related commitments	$888,038	$136,877	$90,440	$63,101	$1,178,456
Undisbursed loan commitments at September 30, 2013 included $21 million of residential mortgage loans that were expected to be sold in the secondary market.
Capital
Total shareholders' equity was $673.3 million at September 30, 2013, compared to $609.6 million at June 30, 2013, $596.3 million at December 31, 2012 and $598.1 million at September 30, 2012. Total shareholders' equity as a percentage of total assets was 10.8% at September 30, 2013, compared to 10.5% at June 30, 2013, 10.1% at December 31, 2012 and 10.7% at September 30, 2012. The Corporation's tangible equity, which is defined as total shareholders' equity less goodwill and other acquired intangible assets, totaled $547 million, $483 million, $468 million and $482 million at September 30, 2013, June 30, 2013, December 31, 2012 and September 30, 2012, respectively. The Corporation's tangible equity to assets ratio was 8.9% at September 30, 2013, compared to 8.5% at June 30, 2013, 8.1% at December 31, 2012 and 8.8% at September 30, 2012.
On September 18, 2013, the Corporation issued and sold 2,213,750 shares of common stock, including 288,750 shares of common stock that were issued and sold upon the exercise in full of the underwriters' over-allotment option, at a public offering price of $26.00 per share. The net proceeds from the issuance and sale of the common stock, after deducting the underwriting discount and issuance related expenses, totaled $53.9 million. The Corporation intends to use the net proceeds for general corporate purposes, which may include funding loan growth and long-term strategic opportunities that may arise in the future.

The Corporation and Chemical Bank continue to maintain strong capital positions, which significantly exceeded the minimum levels prescribed by the Board of Governors of the Federal Reserve (Reserve Board) at September 30, 2013, as shown in the following schedule:

	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Actual Capital Ratios:
Chemical Financial Corporation	10.0%	12.9%	14.2%
Chemical Bank	8.8	11.4	12.6
Minimum required for capital adequacy purposes	4.0	4.0	8.0
Minimum required for “well-capitalized” capital adequacy purposes	5.0	6.0	10.0
Shelf Registration
The Corporation filed a universal shelf registration statement with the SEC on May 23, 2013, which became effective on June 7, 2013, to register up to $100 million in securities. The shelf registration statement provides the Corporation with the ability to raise capital, subject to SEC rules and limitations, if the Corporation's board of directors decides to do so. As previously discussed, on September 18, 2013, the Corporation completed a $57.6 million public stock offering, excluding the underwriting discount and issuance related expenses. As a result of the public stock offering, the Corporation has $42.4 million in securities still available under the shelf registration statement.
Basel III
On July 2, 2013, the Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision's (BCBS) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Corporation. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the Reserve Board. The FDIC's rule is identical in substance to the final rules issued by the Reserve Board.
The phase-in period for the final rules will begin for the Corporation and Chemical Bank on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. While management is currently evaluating the provisions of the final rules and their expected impact on the Corporation and Chemical Bank, management anticipates that the capital ratios for the Corporation and Chemical Bank under Basel III will continue to exceed the well capitalized minimum capital requirements.
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
Net interest income (FTE) was $50.6 million in the third quarter of 2013, compared to $49.7 million in the second quarter of 2013 and $48.2 million in the third quarter of 2012. The presentation of net interest income on an FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $1.3 million for each of the three-month periods ended September 30, 2013 and June 30, 2013 and $1.2 million for the three-month period ended September 30, 2012. These adjustments were computed using a 35% federal income tax rate.

Average Balances, Tax Equivalent Interest and Effective Yields and Rates
The following schedule presents the average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on an FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the three months ended September 30, 2013, June 30, 2013 and September 30, 2012.

	Three Months Ended
	September 30, 2013			June 30, 2013			September 30, 2012
	Average Balance	Interest (FTE)	Effective Yield/ Rate*	Average Balance	Interest (FTE)	Effective Yield/ Rate*	Average Balance	Interest (FTE)	Effective Yield/ Rate*
ASSETS	(Dollars in Thousands)
Interest-Earning Assets:
Loans**	$4,432,538	$49,525	4.44%	$4,264,009	$48,510	4.56%	$4,001,117	$48,807	4.86%
Taxable investment securities	759,431	2,714	1.43	734,767	2,585	1.41	685,580	2,458	1.43
Tax-exempt investment securities	242,664	2,423	3.99	229,773	2,423	4.22	191,902	2,221	4.63
Other interest-earning assets	25,572	150	2.33	25,572	400	6.27	25,572	128	1.99
Interest-bearing deposits with the FRB	161,337	110	0.27	276,141	180	0.26	200,930	136	0.27
Total interest-earning assets	5,621,542	54,922	3.88	5,530,262	54,098	3.92	5,105,101	53,750	4.19
Less: Allowance for loan losses	82,714			83,850			87,796
Other Assets:
Cash and cash due from banks	130,598			114,988			119,107
Premises and equipment	73,874			73,802			67,911
Interest receivable and other assets	223,688			224,620			229,168
Total Assets	$5,966,988			$5,859,822			$5,433,491
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,094,526	$262	0.09%	$1,032,580	$231	0.09%	$890,457	$228	0.10%
Savings deposits	1,355,289	304	0.09	1,353,769	301	0.09	1,158,985	303	0.10
Time deposits	1,367,792	3,594	1.04	1,398,716	3,732	1.07	1,434,738	4,707	1.31
Short-term borrowings	350,308	124	0.14	341,686	121	0.14	302,051	105	0.14
FHLB advances	—	—	—	—	—	—	37,723	248	2.62
Total interest-bearing liabilities	4,167,915	4,284	0.41	4,126,751	4,385	0.43	3,823,954	5,591	0.58
Noninterest-bearing deposits	1,142,663	—	—	1,093,149	—	—	980,402	—	—
Total deposits and borrowed funds	5,310,578	4,284	0.32	5,219,900	4,385	0.34	4,804,356	5,591	0.46
Interest payable and other liabilities	35,499			33,315			37,452
Shareholders’ equity	620,911			606,607			591,683
Total Liabilities and Shareholders’ Equity	$5,966,988			$5,859,822			$5,433,491
Net Interest Spread (average yield earned minus average rate paid)			3.47%			3.49%			3.61%
Net Interest Income (FTE)		$50,638			$49,713			$48,159
Net Interest Margin (Net Interest Income (FTE) divided by total average interest-earning assets)			3.58%			3.60%			3.76%

* Taxable equivalent basis using a federal income tax rate of 35%.
** Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

The following schedule presents the average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on an FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the nine months ended September 30, 2013 and September 30, 2012.

	Nine Months Ended
	September 30, 2013			September 30, 2012
	Average Balance	Interest (FTE)	Effective Yield/ Rate*	Average Balance	Interest (FTE)	Effective Yield/ Rate*
ASSETS	(Dollars in Thousands)
Interest-Earning Assets:
Loans**	$4,289,024	$146,396	4.56%	$3,921,900	$145,918	4.97%
Taxable investment securities	720,675	7,737	1.43	683,611	7,610	1.48
Tax-exempt investment securities	229,486	7,234	4.20	186,539	6,714	4.80
Other interest-earning assets	25,572	701	3.66	25,572	638	3.33
Interest-bearing deposits with the FRB	312,593	611	0.26	253,041	505	0.27
Total interest-earning assets	5,577,350	162,679	3.90	5,070,663	161,385	4.25
Less: Allowance for loan losses	83,839			88,362
Other Assets:
Cash and cash due from banks	121,116			113,172
Premises and equipment	74,092			66,981
Interest receivable and other assets	228,645			234,517
Total Assets	$5,917,364			$5,396,971
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,076,468	$745	0.09%	$868,375	$746	0.11%
Savings deposits	1,348,890	901	0.09	1,161,566	1,086	0.12
Time deposits	1,405,756	11,344	1.08	1,464,673	15,167	1.38
Short-term borrowings	338,203	359	0.14	313,501	317	0.14
FHLB advances	2,587	47	2.43	40,359	765	2.53
Total interest-bearing liabilities	4,171,904	13,396	0.43	3,848,474	18,081	0.63
Noninterest-bearing deposits	1,098,733	—	—	927,038	—	—
Total deposits and borrowed funds	5,270,637	13,396	0.34	4,775,512	18,081	0.51
Interest payable and other liabilities	37,673			38,488
Shareholders’ equity	609,054			582,971
Total Liabilities and Shareholders’ Equity	$5,917,364			$5,396,971
Net Interest Spread (average yield earned minus average rate paid)			3.47%			3.62%
Net Interest Income (FTE)		$149,283			$143,304
Net Interest Margin (Net Interest Income (FTE) divided by total average interest-earning assets)			3.58%			3.77%

* Taxable equivalent basis using a federal income tax rate of 35%.
** Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

Net interest income (FTE) of $50.6 million in the third quarter of 2013 was $0.9 million, or 1.9%, higher than net interest income (FTE) of $49.7 million in the second quarter of 2013. The favorable impact on net interest income (FTE) from loan growth and one more day in the third quarter of 2013 was partially offset by the net unfavorable impact of interest-earning assets and interest-bearing liabilities repricing during the quarter. The net interest margin in the third quarter of 2013 was 3.58%, compared to 3.60% in the second quarter of 2013. The average yield on interest-earning assets decreased slightly to 3.88% in the third quarter of 2013, from 3.92% in the second quarter of 2013. The slight decrease in both the net interest margin and the average yield on interest-earning assets in the third quarter of 2013, compared to the second quarter of 2013, was attributable to an increase in interest-bearing deposits at the FRB resulting from seasonal deposits. The average cost of interest-bearing liabilities decreased slightly to 0.41% in the third quarter of 2013 from 0.43% in the second quarter of 2013. The decrease in the cost of interest-bearing liabilities during the third quarter of 2013 was primarily attributable to the repricing of time deposits at lower interest rates as they matured and were renewed in the continued low interest rate environment.
Net interest income (FTE) of $50.6 million in the third quarter of 2013 was $2.4 million, or 5.1%, higher than net interest income (FTE) of $48.2 million in the third quarter of 2012, with the increase primarily attributable to a combination of loan growth and the deployment of cash from the branch acquisition transaction, both of which were partially offset by the net unfavorable impact of interest-earning assets and interest-bearing liabilities repricing during the twelve months ended September 30, 2013. The net interest margin was 3.58% in the third quarter of 2013, compared to 3.76% in the third quarter of 2012. The average yield on interest-earning assets decreased 31 basis points to 3.88% in the third quarter of 2013, from 4.19% in the third quarter of 2012, with the decrease primarily attributable to the repricing of loans at lower interest rates. The average cost of interest-bearing liabilities decreased 17 basis points to 0.41% in the third quarter of 2013, from 0.58% in the third quarter of 2012, with the decrease primarily attributable to the repricing of time deposits at lower interest rates.
Net interest income (FTE) of $149.3 million for the nine months ended September 30, 2013 was $6.0 million, or 4.2%, higher than net interest income (FTE) of $143.3 million for the nine months ended September 30, 2012, with the increase primarily attributable to an increase of $367 million in the average volume of loans outstanding during the nine months ended September 30, 2013 that was partially offset by the net unfavorable impact of interest-earning assets and interest-bearing liabilities repricing during the twelve months ended September 30, 2013.
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
The Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 3.25% at the end of 2008 and has remained at this historically low rate through September 30, 2013. The prime interest rate has historically been 300 basis points higher than the federal funds rate. The Federal Open Market Committee (FOMC) has indicated that it will potentially keep the target range for the federal funds rate at between zero and 0.25% at least as long as the unemployment rate remains above 6.5%. The national unemployment rate was 7.2% at September 30, 2013, and therefore, the prime interest rate is expected to remain at or near its current historical low level of 3.25% for the remainder of 2013. The majority of the Corporation's variable interest rate loans in the commercial loan portfolio are tied to the prime rate.
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

Volume and Rate Variance Analysis
The following schedule allocates the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities, and changes in average interest rates earned and paid, for the three months ended September 30, 2013, compared to the three months ended June 30, 2013 and September 30, 2012.

	Three Months Ended September 30, 2013
	Compared to Three Months Ended June 30, 2013			Compared to Three Months Ended September 30, 2012
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)
	(In Thousands)
Changes in Interest Income on Interest-Earning Assets:
Loans	$2,120	$(1,105)	$1,015	$5,001	$(4,283)	$718
Taxable investment securities/other assets	90	(211)	(121)	256	22	278
Tax-exempt investment securities	137	(137)	—	545	(343)	202
Interest-bearing deposits with the FRB	(70)	—	(70)	(26)	—	(26)
Total change in interest income on interest-earning assets	2,277	(1,453)	824	5,776	(4,604)	1,172
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	21	10	31	54	(20)	34
Savings deposits	2	1	3	41	(40)	1
Time deposits	(66)	(72)	(138)	(176)	(937)	(1,113)
Short-term borrowings	3	—	3	19	—	19
FHLB advances	—	—	—	(248)	—	(248)
Total change in interest expense on interest-bearing liabilities	(40)	(61)	(101)	(310)	(997)	(1,307)
Total Change in Net Interest Income (FTE)*	$2,317	$(1,392)	$925	$6,086	$(3,607)	$2,479

* Taxable equivalent basis using a federal income tax rate of 35%.
** The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following schedule allocates the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities, and changes in average interest rates earned and paid, for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.

	Nine Months Ended September 30, 2013
	Compared to Nine Months Ended September 30, 2012
	Increase (Decrease) Due to Changes in		Combined Increase/ (Decrease)
	Average Volume**	Average Yield/Rate**
	(In Thousands)
Changes in Interest Income on Interest-Earning Assets:
Loans	$12,858	$(12,380)	$478
Taxable investment securities/other assets	398	(208)	190
Tax-exempt investment securities	1,437	(917)	520
Interest-bearing deposits with the FRB	106	—	106
Total change in interest income on interest-earning assets	14,799	(13,505)	1,294
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	146	(147)	(1)
Savings deposits	131	(316)	(185)
Time deposits	(497)	(3,326)	(3,823)
Short-term borrowings	21	21	42
FHLB advances	(689)	(29)	(718)
Total change in interest expense on interest-bearing liabilities	(888)	(3,797)	(4,685)
Total Change in Net Interest Income (FTE)*	$15,687	$(9,708)	$5,979

* Taxable equivalent basis using a federal income tax rate of 35%.
** The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses
The provision for loan losses (provision) is an increase to the allowance, as determined by management, to provide for probable losses inherent in the originated loan portfolio and for impairment of pools of acquired loans that results from the Corporation experiencing a decrease in expected cash flows of acquired loans during each reporting period. The provision was $3.0 million in both the third quarter of 2013 and the second quarter of 2013, compared to $4.5 million in the third quarter of 2012.
The Corporation experienced net loan charge-offs of $3.7 million in both the third quarter of 2013 and the second quarter of 2013, compared to $6.5 million in the third quarter of 2012. Net loan charge-offs as a percentage of average loans (annualized) were 0.33% in the third quarter of 2013, compared to 0.34% in the second quarter of 2013 and 0.65% in the third quarter of 2012. Net loan charge-offs in the commercial loan portfolio totaled $2.3 million in the third quarter of 2013, compared to $1.9 million in the second quarter of 2013 and $4.3 million in the third quarter of 2012. The commercial loan portfolio's net loan charge-offs in the third quarter of 2013 were not concentrated in any one industry or borrower. Net loan charge-offs in the consumer loan portfolio totaled $1.4 million in the third quarter of 2013, compared to $1.8 million in the second quarter of 2013 and $2.2 million in the third quarter of 2012.
The Corporation's provision of $3.0 million in the third quarter of 2013 was $0.7 million lower than net loan charge-offs for the quarter, although unchanged from the provision in the second quarter of 2013. The provision for loan losses in the third quarter of 2013 was maintained at the same level as the second quarter of 2013, despite continued improvement in the credit quality of the loan portfolio, due to the significant growth in the loan portfolio during the quarter.
The Corporation's provision and net loan charge-offs were $9.0 million and $12.0 million, respectively, for the nine months ended September 30, 2013, compared to $13.5 million and $17.1 million, respectively, for the nine months ended September 30, 2012. The reduction in the Corporation's provision for the first nine months of 2013, compared to the first nine months of 2012, was due to continued improvement in the credit quality of the Corporation's loan portfolio, including decreases in both net loan charge-offs and nonperforming loans.
Noninterest Income
The following summarizes the major components of noninterest income:

	Three Months Ended			Nine Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)
Service charges and fees on deposit accounts	$5,690	$5,535	$5,028	$16,420	$14,546
Wealth management revenue	3,369	3,879	2,745	10,693	8,835
Electronic banking fees	3,076	3,005	2,324	9,478	7,183
Mortgage banking revenue	1,038	1,649	1,457	4,699	4,059
Other fees for customer services	814	824	610	2,419	1,944
Gain on sale of investment securities	—	257	—	1,104	—
Insurance commissions	382	474	501	1,329	1,357
Gain on sale of merchant card services	—	—	—	—	1,280
Other	275	325	54	689	784
Total noninterest income	$14,644	$15,948	$12,719	$46,831	$39,988
Noninterest income was $14.6 million in the third quarter of 2013, compared to $15.9 million in the second quarter of 2013 and $12.7 million in the third quarter of 2012. Noninterest income in the third quarter of 2013 included nonrecurring income of $0.2 million related to gains from the sale of two closed branch offices, while the second quarter of 2013 included nonrecurring income of $0.3 million attributable to available-for-sale investment securities gains and $0.2 million related to a gain from the sale of one closed branch office. Excluding this nonrecurring income, noninterest income in the third quarter of 2013 was $1.0 million lower than the second quarter of 2013, although $1.7 million higher than the third quarter of 2012. The decrease in noninterest income, excluding nonrecurring income, of $1.0 million in the third quarter of 2013 from the second quarter of 2013, was primarily attributable to decreases in both wealth management revenue and mortgage banking revenue. The increase in noninterest income, excluding nonrecurring income, of $1.7 million in the third quarter of 2013 over the third quarter of 2012 was attributable to increases across the majority of noninterest income categories, which was partially driven by growth in the volume of services provided and additional fees and revenue earned as a result of the branch acquisition transaction, that was partially offset by a decrease in mortgage banking revenue.

Service charges and fees on deposit accounts, which include overdraft/non-sufficient funds fees, checking account service fees and other deposit account charges, were $5.7 million in the third quarter of 2013, an increase of $0.2 million, or 2.8%, over the second quarter of 2013 and an increase of $0.7 million, or 13%, over the third quarter of 2012. The increase in service charges and fees on deposit accounts over the third quarter of 2012 was primarily attributable to additional fees earned as a result of the branch acquisition transaction. Overdraft/non-sufficient funds fees included in service charges and fees on deposit accounts were $4.6 million in the third quarter of 2013, compared to $4.4 million in the second quarter of 2013 and $4.0 million in the third quarter of 2012.
Wealth management revenue is comprised of investment fees that are generally based on the market value of assets within a trust account, custodial account fees and fees from the sale of investment products. Volatility in the equity and bond markets impacts the market value of trust assets and related investment fees. Wealth management revenue was $3.4 million in the third quarter of 2013, a decrease of $0.5 million, or 13%, from the second quarter of 2013, although an increase of $0.6 million, or 23%, over the third quarter of 2012. The decrease in wealth management revenue from the second quarter of 2013 was due primarily to the seasonal revenue earned in the second quarter of the year related to tax return preparation services provided to trust account customers, while the increase over the third quarter of 2012 was due to both an increase in equity market performance and an increase in fees from a higher volume of sales of investment products. Fees from the sales of investment products totaled $1.0 million in the third quarter of 2013, compared to $1.1 million in the second quarter of 2013 and $0.7 million in the third quarter of 2012.
Electronic banking fees, which represent income earned by the Corporation from ATM transactions, debit card activity and internet banking fees, were $3.1 million in the third quarter of 2013, an increase of $0.1 million, or 2.4%, over the second quarter of 2013 and an increase of $0.8 million, or 32%, over the third quarter of 2012. The increase in electronic banking fees over the third quarter of 2012 was due primarily to increased customer debit card activity largely attributable to additional fees earned as a result of the branch acquisition transaction.
Mortgage banking revenue (MBR) includes revenue from originating, selling and servicing residential mortgage loans for the secondary market. MBR was $1.0 million in the third quarter of 2013, a decrease of $0.6 million, or 37%, from the second quarter of 2013, and a decrease of $0.4 million, or 29%, from the third quarter of 2012. The decreases in MBR were primarily attributable to decreases in the volume of loans sold. The Corporation sold $45 million of residential mortgage loans in the secondary market in the third quarter of 2013, compared to $62 million in the second quarter of 2013 and $71 million in the third quarter of 2012.
The Corporation sells residential mortgage loans in the secondary market on both a servicing retained and servicing released basis. These sales include the Corporation entering into residential mortgage loan sale agreements with buyers in the normal course of business. The agreements contain provisions that include various representations and warranties regarding the origination, characteristics and underwriting of the mortgage loans. The recourse of the buyer may result in either indemnification of a loss incurred by the buyer or a requirement for the Corporation to repurchase a loan that the buyer believes does not comply with the representations included in the loan sale agreement. Repurchase demands and loss indemnifications received by the Corporation are reviewed by a senior officer on a loan-by-loan basis to validate the claim made by a buyer. The Corporation maintains a reserve for probable losses expected to be incurred from loans previously sold in the secondary market. This contingent liability is based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the sale of loans in the secondary market and current economic conditions. For the nine months ended September 30, 2013, the Corporation incurred loan losses and buyer indemnification expenses of $0.2 million related to three residential mortgage loans that had been previously sold in the secondary market. During the three years preceding 2013, the Corporation incurred loan losses and buyer indemnification expenses totaling $0.6 million related to nine residential mortgage loans that had been previously sold in the secondary market. The Corporation was also required to repurchase fourteen residential mortgage loans totaling $1.8 million since the beginning of 2010 that had been previously sold in the secondary market as it was determined that these loans did not meet the original qualifications for sale in the secondary market. These fourteen loans were all performing and their fair values approximated the repurchase price at the repurchase date. Accordingly, the Corporation did not incur a loss at the time of repurchase on any of these fourteen loans. The Corporation records losses resulting from the repurchase of loans previously sold in the secondary market, as well as adjustments to estimates of future probable losses, as part of its MBR in the period incurred. The Corporation's reserve for probable losses was $1.1 million at September 30, 2013, compared to $0.75 million at both June 30, 2013 and December 31, 2012 and $0.5 million at September 30, 2012.

Noninterest income was $46.8 million for the nine months ended September 30, 2013, compared to $40.0 million for the nine months ended September 30, 2012. Noninterest income included nonrecurring income of $1.5 million in the nine months ended September 30, 2013 and $2.1 million in the nine months ended September 30, 2012. Excluding nonrecurring income, noninterest income for the nine months ended September 30, 2013 was $7.4 million, or 20%, higher than the nine months ended September 30, 2012, with the increase attributable to increases across all major categories of noninterest income that was partially driven by growth in the volume of services provided and additional fees and revenue earned as a result of the branch acquisition transaction. Service charges and fees on deposit accounts and revenue generated from customers' debit card usage were $1.9 million and $2.0 million, respectively, higher in the nine-month period ended September 30, 2013. In addition, wealth management revenue and mortgage banking revenue were $1.9 million and $0.6 million, respectively, higher in the nine-month period ended September 30, 2013.
Operating Expenses
The following summarizes the major categories of operating expenses:

	Three Months Ended			Nine Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)
Salaries and wages	$19,800	$19,945	$17,094	$58,189	$50,290
Employee benefits	4,265	4,683	3,644	13,873	11,556
Occupancy	3,406	3,380	3,137	10,449	9,264
Equipment and software	3,354	3,447	3,406	10,251	9,651
Outside processing and service fees	2,614	2,825	2,371	8,273	7,244
FDIC insurance premiums	1,061	1,061	1,060	3,253	3,221
Professional fees	909	952	800	2,837	2,957
Postage and express mail	784	687	573	2,205	1,901
Advertising and marketing	540	890	1,187	2,201	2,383
Training, travel and other employee expenses	587	579	606	1,786	1,759
Telephone	464	469	408	1,483	1,243
Donations	593	373	239	1,476	1,050
Intangible asset amortization	467	484	367	1,444	1,102
Supplies	421	405	422	1,253	1,113
Credit-related expenses	(511)	157	550	637	2,589
FHLB prepayment fees	—	—	—	753	—
Other	791	704	859	2,180	2,570
Total operating expenses	$39,545	$41,041	$36,723	$122,543	$109,893
Operating expenses were $39.5 million in the third quarter of 2013, compared to $41.0 million in the second quarter of 2013 and $36.7 million in the third quarter of 2012. Operating expenses in the third quarter of 2013 were $1.5 million, or 3.6%, lower than the second quarter of 2013 and $3.4 million, or 9.5%, higher than the third quarter of 2012 (excluding nonrecurring costs associated with the branch acquisition transaction of $0.6 million in the third quarter of 2012). The decrease in operating expenses of $1.5 million from the second quarter of 2013 was primarily attributable to a $0.7 million decrease in credit-related expenses and $0.4 million decreases in both employee benefits and advertising and marketing costs. The increase in operating expenses, excluding nonrecurring costs, of $3.4 million over the third quarter of 2012 was primarily attributable to incremental operating costs associated with the branch acquisition transaction, merit and market-driven compensation increases provided to the Corporation's employees effective January 1, 2013, and higher performance-based compensation expense, all of which were partially offset by lower credit-related expenses.
Salaries and wages of $19.8 million in the third quarter of 2013 decreased slightly from the second quarter of 2013. Salaries and wages in the third quarter of 2013 increased $2.7 million, or 16%, over the third quarter of 2012 due primarily to the branch acquisition transaction, merit and market-driven salary adjustments that took effect at the beginning of 2013 and higher performance-based compensation expense. Performance-based compensation expense was $2.5 million in the third quarter of 2013, compared to $2.6 million in the second quarter of 2013 and $1.7 million in the third quarter of 2012.

Employee benefit costs of $4.3 million in the third quarter of 2013 decreased $0.4 million, or 8.9%, from the second quarter of 2013, with the decrease primarily attributable to lower group health costs. Employee benefit costs in the third quarter of 2013 increased $0.6 million, or 17%, over the third quarter of 2012, with the increase primarily attributable to a combination of higher group health costs and higher payroll tax expense.
Advertising and marketing costs of $0.5 million in the third quarter of 2013 decreased $0.4 million, or 39%, from the second quarter of 2013, and $0.6 million, or 55%, from the third quarter of 2012, with the decreases primarily attributable to the timing of certain marketing initiatives.
Credit-related expenses are comprised of other real estate (ORE) net costs and loan collection costs. ORE net costs are comprised of costs to carry ORE, such as property taxes, insurance and maintenance costs, fair value write-downs after a property is transferred to ORE and net gains/losses from the disposition of ORE. Loan collection costs include legal fees, appraisal fees and other costs recognized in the collection of loans with deteriorated credit quality and in the process of foreclosure. Credit-related expenses of $(0.5) million in the third quarter of 2013 were $0.7 million lower than the second quarter of 2013, with the decrease primarily attributable to a combination of higher gains on sales of ORE properties and lower ORE operating costs. Credit-related expenses in the third quarter of 2013 were $1.1 million lower than the third quarter of 2012, with the decrease primarily attributable to a combination of higher gains on sales of ORE properties, lower ORE operating costs and lower loan collection costs. Net gains on the sale of ORE properties included in credit-related expenses totaled $1.3 million in the third quarter of 2013, compared to $0.8 million in the second quarter of 2013 and $0.6 million in the third quarter of 2012.
Total operating expenses were $122.5 million during the nine months ended September 30, 2013, compared to $109.9 million during the nine months ended September 30, 2012. Total operating expenses included nonrecurring costs in the nine months ended September 30, 2013 of $0.8 million attributable to prepayment fees incurred to prepay the Corporation's FHLB advances and nonrecurring costs in the nine months ended September 30, 2012 of $1.1 million attributable to the branch acquisition transaction. Excluding these nonrecurring costs, total operating expenses during the nine months ended September 30, 2013 were $13.0 million, or 12%, higher than the nine months ended September 30, 2012, with the increase largely attributable to the branch acquisition transaction, in addition to increases in employee compensation costs resulting from merit increases, market-based salary adjustments, higher performance-based compensation and higher group health costs, all of which were partially offset by a reduction in net credit-related costs.
Income Tax Expense
The Corporation's effective federal income tax rate was 29.9% for the third quarter of 2013, compared to 30.0% and 28.8% for the second quarter of 2013 and third quarter of 2012, respectively. The Corporation's effective federal income tax rate was 30.0% for the nine months ended September 30, 2013, compared to 29.9% for the nine months ended September 30, 2012. The fluctuations in the Corporation's effective federal income tax rate reflect changes each year in the proportion of interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits. The Corporation recorded income tax expense for the three- and nine-month periods ended September 30, 2013 and 2012 using its best estimate of the effective income tax rate expected for the full year and applied that rate on a year-to-date basis.
Liquidity
Liquidity measures the ability of the Corporation to meet current and future cash flow needs in a timely manner. Liquidity risk is the adverse impact on net interest income if the Corporation was unable to meet its cash flow needs at a reasonable cost.
Liquidity is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The Corporation manages its funding needs by maintaining a level of liquid funds through its asset/liability management process. The Corporation's largest sources of liquidity on a consolidated basis are the deposit base that comes from consumer, business and municipal customers within the Corporation's local markets, principal payments on loans, maturing investment securities, cash held at the FRB, unpledged investment securities available-for-sale and federal funds sold. Excluding brokered deposits and deposits acquired in the branch acquisition transaction as of the date of acquisition, total deposits increased $247 million during the twelve months ended September 30, 2013. The Corporation's loan-to-deposit ratio was 87.1% at September 30, 2013, compared to 90.1% at June 30, 2013, 84.7% at December 31, 2012 and 87.4% at September 30, 2012. The Corporation had $357 million of cash deposits held at the FRB at September 30, 2013, compared to $69 million at June 30, 2013, $514 million at December 31, 2012 and $315 million at September 30, 2012. The increase in cash deposits held at the FRB during the three months ended September 30, 2013 was largely attributable to a seasonal increase in municipal deposits. At September 30, 2013, the Corporation had unpledged investment securities available-for-sale with an amortized cost of $87 million. The Corporation also has available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.

Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB that are generally secured by residential mortgage first lien loans. The Corporation considers advances from the FHLB as its primary wholesale source of liquidity. During the first quarter of 2013, the Corporation prepaid all of its FHLB advances outstanding totaling $34.3 million. The Corporation prepaid the FHLB advances to improve its net interest income in 2013. The impact of the prepayment of FHLB advances will result in an increase in net interest income in 2013 of approximately $0.3 million. The Corporation's additional borrowing availability from the FHLB, based on its FHLB capital stock and subject to certain requirements, was $341 million at September 30, 2013. Chemical Bank can also borrow from the FRB's discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At September 30, 2013, Chemical Bank maintained an unused borrowing capacity of $33 million with the FRB's discount window based upon pledged collateral as of that date. It is management's opinion that the Corporation's borrowing capacity could be expanded, if deemed necessary, as Chemical Bank has additional borrowing capacity available at the FHLB that could be used if it increased its investment in FHLB capital stock, and Chemical Bank has a significant amount of additional assets that could be used as collateral at the FRB's discount window.
The Corporation manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements. The Corporation's primary source of liquidity is dividends from Chemical Bank.
Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. Such restrictions include, but are not limited to, capital adequacy levels and earnings limitations. Chemical Bank, as a member of the Federal Reserve, may not declare or pay a dividend if the total of all dividends declared in a calendar year exceeds the excess earnings (net income less dividends) during the current calendar year and the prior two calendar years unless the dividend has been approved by the Reserve Board. At September 30, 2013, Chemical Bank's earnings in excess of dividends paid for the current and prior two calendar years totaled $75.8 million. During the nine months ended September 30, 2013, Chemical Bank paid $17.6 million in cash dividends to the Corporation, and the Corporation paid cash dividends to shareholders of $17.7 million. During 2012, Chemical Bank paid $27.6 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $22.6 million. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to the Corporation's shareholders. Over the long term, cash dividends to shareholders are dependent upon earnings, as well as capital requirements, regulatory restraints and other factors affecting Chemical Bank.
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
The Corporation's interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast (base case). At September 30, 2013, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. Additionally, at September 30, 2013, the Corporation projected the change in net interest income of an immediate 400 basis point increase in market interest rates. The Corporation did not project a 400 basis point decrease in interest rates at September 30, 2013 as the likelihood of a decrease of this size was considered unlikely given prevailing interest rate levels. These projections were based on the Corporation's assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and residential mortgage and consumer loans. The ALCO regularly monitors the Corporation's forecasted net interest income sensitivity to ensure that it remains within established limits.
A summary of the Corporation's interest rate sensitivity at September 30, 2013 follows:

	Gradual Change					Immediate Change
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400
Percent change in net interest income vs. constant rates	(4.0)%	(2.0)%	—	0.3%	(0.3)%	(1.7)%
At September 30, 2013, the Corporation's model simulations projected that a 100 basis point increase in interest rates would result in a positive variance of 0.3%, relative to the base case over the next twelve-month period, while 200 and 400 basis point increases in interest rates would result in negative variances in net interest income of 0.3% and 1.7%, respectively, relative to the base case over the next twelve-month period. At September 30, 2013, the Corporation's model simulations also projected that decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.0% and 4.0%, respectively, relative to the base case over the next twelve-month period. The likelihood of a decrease in interest rates beyond 100 basis points at September 30, 2013 was considered to be unlikely given prevailing interest rate levels.
The Corporation's model simulations for a 200 basis point increase resulted in a negative variance in net interest income, relative to the base case, primarily due to the Corporation deploying excess cash into fixed-rate loans and investment securities during the first nine months of 2013. However, while the model simulations projected a negative variance for a 200 basis point increase, the Corporation's net interest income is still projected to be higher if interest rates were to rise 200 basis points due to the higher yield being earned on the funds deployed into loans and investment securities compared to maintaining these funds at the FRB earning 25 basis points. The Corporation's model simulations for a 100 basis point increase resulted in a positive variance in net interest income, relative to the base case, primarily due to the Corporation maintaining excess cash, which was primarily generated from a seasonal increase in municipal deposits during the third quarter of 2013, at the FRB. The Corporation's model simulations treat excess cash maintained at the FRB as a variable-rate asset.
Future increases in market interest rates are not expected to have a significant immediate favorable impact on the Corporation's net interest income at the time of such increases because of the low percentage of variable interest rate loans in the Corporation's loan portfolio and a large percentage of variable interest rate loans at interest rate floors at September 30, 2013. The percentage of variable interest rate loans, which comprised approximately 25% of the Corporation's loan portfolio at September 30, 2013, has remained relatively consistent during the twelve-month period ended September 30, 2013. Approximately two-thirds of the Corporation's variable interest rate loans were at an interest rate floor and are expected to remain at their floor until they mature or market interest rates rise more than 75 basis points. To reduce the risk of rising interest rates adversely impacting net interest income, the Corporation has positioned its balance sheet to be more asset sensitive by holding some variable rate instruments in its investment securities portfolio. Variable rate investment securities at September 30, 2013 were $250 million, or 25% of total investment securities, compared to $265 million, or 26% of total investment securities, at June 30, 2013, $281 million, or 34% of total investment securities, at December 31, 2012 and $297 million, or 35% of total investment securities, at September 30, 2012. The reduction in the composition of variable rate investment securities since year-end 2012 was primarily attributable to the Corporation investing cash acquired in the branch acquisition transaction in short-term investment securities with primarily fixed interest rates during the first nine months of 2013. The interest rate sensitivity of the Corporation's balance sheet was also impacted by the level of cash held at the FRB, which totaled $357 million at September 30, 2013, compared to $69 million at June 30, 2013, $514 million at December 31, 2012 and $315 million at September 30, 2012. The Federal Open Market Committee (FOMC) has indicated that it will keep the target range for the federal funds rate at between zero and 0.25% at least as long as the unemployment rate remains above 6.5%. The national unemployment rate was 7.2% at September 30, 2013, and therefore, corresponding increases in other market interest rates that are generally tied to the federal funds rate, such as the prime interest rate, are not expected to increase during the remainder of 2013.

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
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this report. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended September 30, 2013 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following schedule summarizes the Corporation's total monthly share repurchase activity for the three months ended September 30, 2013:

	Issuer Purchases of Equity Securities
Period Beginning on First Day of Month Ended	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
July 31, 2013	50,253	$30.41	—	500,000
August 31, 2013	—	—	—	500,000
September 30, 2013	—	—	—	500,000
Total	50,253	$30.41	—

(1)
Includes shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by employees who received shares of the Corporation's common stock during the three months ended September 30, 2013 upon conversion of vested restricted stock service-based units and by holders of employee stock options who exercised options during the three months ended September 30, 2013. The Corporation's share-based compensation plans permit employees to use stock to satisfy such obligations based on the market value of the stock on the date of conversion or date of exercise, as applicable.

In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation's common stock in the open market. The repurchased shares are available for later reissuance in connection with potential future stock dividends, the Corporation's dividend reinvestment plan, employee benefit plans and other general corporate purposes. No shares were repurchased under the Corporation's Common Stock Repurchase Program during the three months ended September 30, 2013.

Item 6. Exhibits
Exhibits. The following exhibits are filed as part of this report on Form 10-Q:

Exhibit Number	Document

3.1
Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 5, 2011. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K dated January 20, 2009, filed with the SEC on January 23, 2009. Here incorporated by reference.

4.1	Restated Articles of Incorporation. Exhibit 3.1 is here incorporated by reference.

4.2	Bylaws. Exhibit 3.2 is here incorporated by reference.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. §1350.

101.1	Interactive Data File.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMICAL FINANCIAL CORPORATION

Date:	October 31, 2013	By:	/s/ David B. Ramaker
David B. Ramaker
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date:	October 31, 2013	By:	/s/ Lori A. Gwizdala
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

3.2	Bylaws. Previously filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K dated January 20, 2009, filed with the SEC on January 23, 2009. Here incorporated by reference.

4.1	Restated Articles of Incorporation. Exhibit 3.1 is here incorporated by reference.

4.2	Bylaws. Exhibit 3.2 is here incorporated by reference.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. §1350.

101.1	Interactive Data File.