Form 10-K
period 2013-12-31
CHEMICAL FINANCIAL CORP
filed 2014-02-26
CIK 19612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013
or
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates of the registrant as of June 30, 2013, determined using the closing price of the registrant's common stock on June 30, 2013 of $25.99 per share, as reported on The NASDAQ Stock Market®, was $668.5 million. The number of shares outstanding of the registrant's Common Stock, $1 par value per share, as of January 31, 2014, was 29,805,906 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of Chemical Financial Corporation for the April 21, 2014 annual shareholders' meeting are incorporated by reference into Part III of this Form 10-K.

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

PART I.
Item 1. Business.
General Business
Chemical Financial Corporation (Corporation), headquartered in Midland, Michigan, is a financial holding company registered under the Bank Holding Company Act of 1956 and incorporated in the State of Michigan. At December 31, 2013, the Corporation's consolidated total assets, loans, deposits and shareholders' equity were $6.18 billion, $4.65 billion, $5.12 billion and $697 million, respectively, and the Corporation employed approximately 1,700 full-time equivalent employees. For more information about the Corporation's financial condition and results of operations, see the consolidated financial statements and related notes included in Part II, Item 8 of this report.
The Corporation was incorporated in August 1973. On June 30, 1974, the Corporation acquired Chemical Bank and Trust Company (CBT) pursuant to a reorganization in which the former shareholders of CBT became shareholders of the Corporation. CBT's name was changed to Chemical Bank on December 31, 2005. In addition to the acquisition of CBT, the Corporation has acquired 20 community banks and 36 other branch bank offices through December 31, 2013, including the acquisition of 21 branch bank offices during 2012 and the acquisition of O.A.K. Financial Corporation (OAK) during 2010. During the first quarter of 2013, six branch office locations were closed. The 2013, 2012, and 2010 transactions are discussed in more detail under the subheading "Acquisitions" included in Management's Discussion and Analysis of Financial Condition and Results of Operations. The Corporation has consolidated its acquisitions into a single commercial subsidiary bank, Chemical Bank. Chemical Bank operated through an internal organizational structure of four regional banking units and 17 community banking units as of December 31, 2013.
Chemical Bank directly owns three operating non-bank subsidiaries: CFC Financial Services, Inc., CFC Title Services, Inc. and CFC Capital, Inc. CFC Financial Services, Inc. is an insurance subsidiary that operates under the assumed name of "Chemical Financial Advisors" and provides annuity products to customers. Chemical Financial Advisors also provides customers with access to mutual funds and marketable securities. CFC Title Services, Inc. is an issuer of title insurance to buyers and sellers of residential and commercial mortgage properties, including properties subject to loan refinancing. CFC Capital, Inc. primarily manages the Corporation's municipal investment securities portfolio.
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
The principal markets for the Corporation's products and services are the communities in Michigan where Chemical Bank's branches are located and the areas surrounding these communities. As of December 31, 2013, the Corporation and Chemical Bank served these markets through 156 banking offices located in 38 counties, all in the lower peninsula of Michigan. In addition to the banking offices, Chemical Bank operated two loan production offices and 173 automated teller machines, both on- and off-bank premises, as of December 31, 2013. The Corporation did not have banking offices or provide commercial banking services in the southeast portion of Michigan as of December 31, 2013. The southeast portion of Michigan is not part of the Corporation's current or projected markets for the delivery of its products and services.
A summary of the composition of the Corporation's loan portfolio at December 31, 2013, 2012 and 2011 was as follows:

	December 31,
	2013		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in millions)
Composition of Loans:
Commercial	$1,176.3	25%	$1,002.7	24%	$895.2	23%
Commercial real estate	1,232.7	27	1,161.9	28	1,072.0	28
Real estate construction	89.8	2	62.7	1	73.4	2
Land development	20.1	—	37.5	1	44.8	1
Residential mortgage	960.4	21	883.8	21	861.7	23
Consumer installment	644.8	14	546.0	13	484.0	13
Home equity	523.6	11	473.1	12	400.2	10
Total composition of loans	$4,647.7	100%	$4,167.7	100%	$3,831.3	100%

The Corporation's loan portfolio totaled $4.65 billion at December 31, 2013, compared to $4.17 billion and $3.83 billion at December 31, 2012 and 2011, respectively. The Corporation's loan portfolio increased $480 million, or 11.5%, during 2013, with commercial loans increasing $174 million, or 17.3%, commercial real estate loans increasing $71 million, or 6.1%, real estate construction increasing $27 million, or 43%, residential mortgage loans increasing $77 million, or 8.7%, consumer installment loans increasing $99 million, or 18.1%, and home equity loans increasing $51 million, or 10.7%, while land development loans decreased $17 million, or 47%. The Corporation's loan portfolio increased $336 million, or 8.8%, during 2012. The growth in loans during 2013 and 2012 was attributable to a combination of improving economic conditions in Michigan and the Corporation increasing its loan market share in its lending markets. The Corporation also acquired $44 million of loans in conjunction with its acquisition of 21 branch bank offices in 2012. The Corporation's loan portfolio is not concentrated in any one industry.
The principal source of revenue for the Corporation is interest income and fees on loans, which accounted for 71% of total revenue in 2013 and 73% and 75% of total revenue in 2012 and 2011, respectively. The Corporation has no foreign loans, assets or activities. No material part of the business of the Corporation or Chemical Bank is dependent upon a single customer or very few customers. Interest income on investment securities, services charges and fees on deposit accounts and wealth management revenue are also significant sources of revenue. Interest income on investment securities accounted for 6% of total revenue in 2013, 2012 and 2011. Services charges and fees on deposit accounts accounted for 8% of total revenue in 2013 and 7% of total revenue in both 2012 and 2011. Wealth management revenue accounted for 5% of total revenue in 2013 and 4% of total revenue in 2012 and 2011.
The Corporation offers services through the Wealth Management department of Chemical Bank. These services include trust, investment management and custodial services; financial and estate planning; and retirement and employee benefit programs. The Wealth Management department earns revenue from fees based on the market value of those assets under management, which can fluctuate as the market fluctuates. The Wealth Management department had assets under custodial and management arrangements of $2.51 billion, $2.07 billion and $1.95 billion as of December 31, 2013, 2012 and 2011, respectively. The Wealth Management department also sells investment products (largely annuity products and mutual funds) through its Chemical Financial Advisors program. Customer assets within the Chemical Financial Advisors program were $737 million, $669 million and $546 million as of December 31, 2013, 2012 and 2011, respectively.
The nature of the business of Chemical Bank is such that it holds title to numerous parcels of real property. These properties are primarily owned for branch offices. However, the Corporation and Chemical Bank may hold properties for other business purposes, as well as on a temporary basis for properties taken in, or in lieu of, foreclosure to satisfy loans in default. Under current state and federal laws, present and past owners of real property may be exposed to liability for the cost of clean up of contamination on or originating from those properties, even if they are wholly innocent of the actions that caused the contamination. These liabilities could exceed the value of the contaminated property and could be material to the financial condition of the Corporation.
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
Banks are subject to a number of federal and state laws and regulations that have a material impact on their business. These include, among others, minimum capital requirements, state usury laws, state laws relating to fiduciaries, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, the USA Patriot Act, the Bank Secrecy Act, the Foreign Account Tax Compliance Act, Office of Foreign Assets Controls regulations, electronic funds transfer laws, redlining laws, predatory lending laws, antitrust laws, environmental laws, anti-money laundering laws and privacy laws. These laws and regulations can have a significant effect on the operating and financial results of banks.

A summary of significant elements of some of the laws, regulations and regulatory policies applicable to the Corporation and Chemical Bank follows below. The descriptions are qualified in their entirety by reference to the full text of the statutes, regulations and policies that are described. These statutes, regulations and policies are continually subject to review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Corporation and Chemical Bank could have a material effect on the business of the Corporation and Chemical Bank.
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
Chemical Bank is chartered by the State of Michigan and supervised, examined and regulated by the Michigan Department of Insurance and Financial Services (DIFS). Chemical Bank, as a member of the Federal Reserve System, is also supervised, examined and regulated by the FRB. Deposits of Chemical Bank are insured by the Federal Deposit Insurance Corporation (FDIC) to the maximum extent provided by law.
Bank Holding Company Activities
In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the FRB has determined to be closely related to the business of banking. In addition, bank holding companies that qualify and elect to be financial holding companies may engage in any activities that are financial in nature or complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system without prior approval of the FRB. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.
In order for the Corporation to maintain financial holding company status, both the Corporation and Chemical Bank must be categorized as "well-capitalized" and "well-managed" under applicable regulatory guidelines. If the Corporation or Chemical Bank ceases to meet these requirements, the FRB may impose corrective capital and/or managerial requirements and place limitations on the Corporation's ability to conduct the broader financial activities permissible for financial holding companies. In addition, if the deficiencies persist, the FRB may require the Corporation to divest of Chemical Bank. The Corporation and Chemical Bank were both categorized as "well-capitalized" and "well-managed" as of December 31, 2013.
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
Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the DIFS, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan. A Michigan bank holding company may acquire a non-Michigan bank and a non-Michigan bank holding company may acquire a Michigan bank.

Dividends
The Corporation's primary source of funds is dividends paid to it by Chemical Bank. Federal and state banking laws and regulations limit both the extent to which Chemical Bank can lend or otherwise supply funds to the Corporation and also place certain restrictions on the amount of dividends Chemical Bank may pay to the Corporation.
The Corporation and Chemical Bank are subject to regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums, which could prohibit the payment of dividends under circumstances where the payment could be deemed an unsafe and unsound banking practice. Chemical Bank is required to obtain prior approval from the FRB for the declaration and payment of dividends to the Corporation if the total of all dividends declared in any calendar year will exceed the total of (i) Chemical Bank's net income (as defined by regulation) for that year plus (ii) the retained net income (as defined by regulation) for the preceding two years. In addition, federal regulatory authorities have stated that, in the current financial and economic environment, banking organizations should generally pay dividends only out of current operating earnings. Further, the FRB has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Chemical Bank declared and paid dividends to the Corporation of $24.5 million and $27.6 million in 2013 and 2012, respectively. These amounts are not necessarily indicative of amounts that may be paid or available to be paid in the future.
Source of Strength
Under FRB policy, the Corporation is expected to act as a source of financial strength to Chemical Bank and to commit resources to support Chemical Bank. In addition, if DIFS deems Chemical Bank's capital to be impaired, DIFS may require Chemical Bank to restore its capital by a special assessment on the Corporation as Chemical Bank's only shareholder. If the Corporation failed to pay any assessment, the Corporation's directors would be required, under Michigan law, to sell the shares of Chemical Bank's stock owned by the Corporation to the highest bidder at either a public or private auction and use the proceeds of the sale to restore Chemical Bank's capital.
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
Regulations establishing the specific capital tiers provide that, for a depository institution to be well capitalized, it must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a Tier 1 leverage ratio of at least 5% and not be subject to any specific capital order or directive. For an institution to be adequately capitalized, it must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage ratio of at least 4% (and in some cases 3%). Under certain circumstances, the appropriate banking agency may treat a well capitalized, adequately capitalized or undercapitalized institution as if the institution were in the next lower capital category.
At December 31, 2013, the capital ratios of the Corporation and Chemical Bank exceeded the regulatory guidelines for institutions to be categorized as "well-capitalized." Additional information on the Corporation and Chemical Bank's capital ratios may be found under Note 20 to the consolidated financial statements under Item 8 of this report.

On July 2, 2013, the Board of Governors of the Federal Reserve Board (Reserve Board) approved the final rules implementing the Basel Committee on Banking Supervision's (BCBS) capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Corporation. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the Reserve Board. The FDIC's rule is identical in substance to the final rules issued by the Reserve Board. The phase-in period for the final rules will begin for the Corporation and Chemical Bank on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. Management is currently evaluating the provisions of the final rules and their expected impact on the Corporation and Chemical Bank and anticipates that the capital ratios for the Corporation and Chemical Bank under Basel III will continue to exceed the well capitalized minimum capital requirements.
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
FDIC insured depository institutions are required to pay deposit insurance premiums based on the risk an institution poses to the DIF. As required by the Dodd-Frank Act, in February 2011, the FDIC finalized rules, effective for assessments occurring after April 1, 2011, which redefine an institution's assessment base as average consolidated total assets minus average Tier 1 capital. The new rules also establish the general assessment rate for Risk Category 1 institutions, such as Chemical Bank, at 5 to 9 basis points (annualized). Prior to this, an institution's assessment base was average deposits and the assessment rate for Risk Category 1 institutions ranged from 12 to 16 basis points (annualized). The Corporation's FDIC DIF insurance premiums were $4.4 million in 2013, compared to $4.3 million in 2012 and $5.4 million in 2011.
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
Depositor Preference
The Federal Deposit Insurance Act provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC on behalf of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the United States and the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Community Reinvestment Act (CRA)
Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance." The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank that has applied to: (1) obtain deposit insurance coverage for a newly chartered institution, (2) establish a new branch office that will accept deposits, (3) relocate an office, or (4) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or another bank holding company, the FRB will assess the CRA compliance record of each subsidiary bank of the applicant bank holding company, and such compliance records may be the basis for denying the application. Chemical Bank's CRA rating was "outstanding" as of December 31, 2013.
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
The Dodd-Frank Act
The Dodd-Frank Act, enacted in July 2010, represents a comprehensive overhaul of the financial services industry within the United States, established the new federal Consumer Financial Protection Bureau (CFPB), and requires the CFPB and other federal agencies to implement many new and significant rules and regulations. The CFPB has issued significant new regulations that impact consumer mortgage lending and servicing. Those regulations became effective in January 2014. In addition, the CFPB has issued regulations that will change the disclosure requirements and forms used under the Truth in Lending Act and the Real Estate Settlement Procedures Act. Compliance with these new laws and regulations and other regulations under consideration by the CFPB will likely result in additional costs and could change the products and/or services that are currently being offered, which could be significant and could adversely impact the Corporation's results of operations, financial condition or liquidity.

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
Mergers, Acquisitions, Consolidations and Divestitures
The Corporation's strategy for growth includes strengthening its presence in core markets, expanding into contiguous markets and broadening its product offerings, while taking into account the integration and other risks of growth. The Corporation evaluates strategic acquisition opportunities and conducts due diligence activities in connection with possible transactions. As a result, discussions, and in some cases, negotiations may take place and future acquisitions involving cash, debt or equity securities may occur. These generally involve payment of a premium over book value and current market price, and therefore, dilution of book value per share will likely occur with any future transaction.
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
On April 30, 2010, the Corporation acquired all of the outstanding stock of O.A.K. Financial Corporation (OAK) for total consideration of $83.7 million. OAK, a bank holding company, owned Byron Bank, which provided traditional banking services and products through 14 banking offices serving communities in Ottawa, Allegan and Kent counties in west Michigan. At April 30, 2010, OAK had total assets of $820 million, including total loans of $627 million, and total deposits of $693 million, including brokered deposits of $193 million. The Corporation operated Byron Bank as a separate subsidiary from the acquisition date until July 23, 2010, the date Byron Bank was consolidated with and into Chemical Bank. In connection with the acquisition of OAK, the Corporation recorded $43.5 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and OAK. In addition, the Corporation recorded $9.8 million of other intangible assets in conjunction with the acquisition.
There were no other business combinations, consolidations or divestitures completed by the Corporation during the three years ended December 31, 2013. However, during the three years ended December 31, 2013, the Corporation opened one branch office and closed eight branch offices. Each branch closure resulted in the transfer of customer accounts to a nearby branch of Chemical Bank.
Availability of Information
The Corporation files reports with the Securities and Exchange Commission (SEC). Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements. The public may read and copy any materials the Corporation files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Corporation's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including the financial statements and the financial statement schedules, but not including exhibits to those reports, may be obtained without charge upon written request to Ms. Lori A. Gwizdala, Chief Financial Officer of the Corporation, at P.O. Box 569, Midland, Michigan 48640-0569 and are accessible at no cost on the Corporation's website at www.chemicalbankmi.com in the "Investor Information" section, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies of exhibits may be requested at the cost of 30 cents per page from the Corporation's corporate offices. In addition, interactive copies of the Corporation's 2013 Annual Report on Form 10-K and the 2014 Proxy Statement are available at www.edocumentview.com/chfc.

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
The Corporation may face increased pressure from purchasers of its residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans.
The Corporation sells fixed rate long-term residential mortgage loans it originates in the secondary market. Purchasers of residential mortgage loans, such as government sponsored entities, are increasing their efforts to seek to require sellers of residential mortgage loans to either repurchase loans previously sold or reimburse purchasers for losses related to loans previously sold when losses are incurred on a loan previously sold due to actual or alleged failure to strictly conform to the purchaser's purchase criteria. As a result, the Corporation may face increased pressure from purchasers of its residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans and it may face increasing expenses to defend against such claims. If the Corporation is required in the future to repurchase loans previously sold, reimburse purchasers for losses related to loans previously sold, or if it incurs increasing expenses to defend against such claims, the Corporation's financial condition and results of operations would be negatively affected.
The Corporation holds general obligation municipal bonds in its investment securities portfolio. If one or more issuers of these bonds were to become insolvent and default on its obligations under the bonds, it could have a negative effect on the financial condition and results of operations of the Corporation.
Municipal bonds held by the Corporation totaled $307 million at December 31, 2013, and were issued by many different municipalities with no significant concentration in any single municipality. The Corporation held no general debt obligations issued by the City of Detroit at December 31, 2013. There can be no assurance that the financial conditions of these municipalities will not be materially and adversely affected by future economic conditions. If one or more of the issuers of these bonds were to become insolvent and default on their obligations under the bonds, it could have a negative effect on the financial condition and results of operations of the Corporation.
General economic conditions, and in particular conditions in the State of Michigan, affect the Corporation's business.
The Corporation is affected by general economic conditions in the United States, although most directly within Michigan. The Corporation's success depends primarily on the general economic conditions in the State of Michigan and the specific local markets in which the Corporation operates. The economic conditions in these local markets have a significant impact on the demand for the Corporation's products and services as well as the ability of the Corporation's customers to repay loans, the value of the collateral securing loans and the stability of the Corporation's deposit funding sources. Substantially all of the Corporation's loans are to individuals and businesses in Michigan. Consequently, any prolonged decline in Michigan's economy could have a materially adverse effect on the Corporation's financial condition and results of operations. A significant decline or a prolonged period of the lack of improvement in general economic conditions could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation's financial condition and results of operations.
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
The global market crisis has triggered a series of reductions in interest rates. During 2011, 2012 and 2013, the Federal Open Markets Committee (FOMC) kept the target federal funds rate between zero and 0.25%. The low interest rate environment has resulted in lower yields on interest-earning assets, which could have an adverse impact on the Corporation's revenue and results of operations.
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
Goodwill represents the excess of the amounts paid to acquire subsidiaries over the fair value of their net assets at the date of acquisition. The Corporation tests goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the "reporting unit" to which the goodwill relates. Substantially all of the Corporation's goodwill at December 31, 2013 was recorded on the books of Chemical Bank. The fair value of Chemical Bank is impacted by the performance of its business and other factors. If it is determined that the goodwill has been impaired, the Corporation must write-down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write-downs could have a material adverse effect on the Corporation's financial condition and results of operations.
Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management's determination include the performance of the Corporation, including the ability to generate taxable net income. If, based on available information, it is more-likely-than-not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. As of December 31, 2013, the Corporation did not carry a valuation allowance against its deferred tax assets. Future facts and circumstances may require a valuation allowance. Charges to establish a valuation allowance could have a material adverse effect on the Corporation's financial condition and results of operations.
If the Corporation is required to establish a valuation allowance with respect to its mortgage servicing rights asset, it could have a material adverse effect on the Corporation's financial condition and results of operations.
At December 31, 2013, the Corporation's mortgage servicing rights asset had a book value of $3.4 million and a fair value of approximately $6.9 million. It is possible that the Corporation may have to establish a valuation allowance with respect to its mortgage servicing rights asset in the future. If the Corporation is required in the future to establish a valuation allowance with respect to its mortgage servicing rights asset, the Corporation's financial condition and results of operations could be negatively affected.
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

The Corporation may face increased regulatory capital requirements in the future under BASEL III.
On July 2, 2013, the Board of Governors of the Federal Reserve Board (Reserve Board) approved the final rules implementing the Basel Committee on Banking Supervision's (BCBS) capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Corporation. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the Reserve Board. The FDIC's rule is identical in substance to the final rules issued by the Reserve Board.
The phase-in period for the final rules will begin for the Corporation and Chemical Bank on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. While management is currently evaluating the provisions of the final rules and their expected impact on the Corporation and Chemical Bank, and management anticipates that the capital ratios for the Corporation and Chemical Bank under Basel III will continue to exceed the well capitalized minimum capital requirements, there can be no assurance that such will be the case. If either the Corporation or Chemical Bank are unable to meet or exceed the applicable minimum capital requirements, they may become subject to supervisory actions ranging in severity from losing financial holding company status, to being precluded from making acquisitions, engaging in new activities or becoming subject to informal or formal regulatory enforcement actions.
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
The Dodd-Frank Act, enacted in July 2010, represents a comprehensive overhaul of the financial services industry within the United States, established the new federal Consumer Financial Protection Bureau (CFPB), and requires the CFPB and other federal agencies to implement many new and significant rules and regulations. The CFPB has issued significant new regulations that impact consumer mortgage lending and servicing. Those regulations became effective in January 2014. In addition, the CFPB has issued regulations that will change the disclosure requirements and forms used under the Truth in Lending Act and the Real Estate Settlement Procedures Act. Compliance with these new laws and regulations and other regulations under consideration by the CFPB will likely result in additional costs and could change the products and/or services that are currently being offered, which could be significant and could adversely impact the Corporation's results of operations, financial condition or liquidity.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The executive offices of the Corporation, Chemical Bank, the Wealth Management department of Chemical Bank and certain operations' departments of Chemical Bank are located at 235 E. Main Street in downtown Midland, Michigan, in a three-story, approximately 35,000 square foot office building, owned by the Corporation free from mortgage. The main branch office and certain operations' departments of Chemical Bank are located in a three-story, approximately 74,000 square foot office building in downtown Midland, Michigan at 333 E. Main Street, owned by Chemical Bank free from mortgage. Chemical Bank also leases approximately 30,000 square feet of a building in Midland, Michigan for additional operations' departments under a ten-year lease agreement which extends through 2021.
Including its main branch office, Chemical Bank conducted customer banking business from a total of 156 banking offices and two loan production offices as of December 31, 2013. These offices are located in the lower peninsula of Michigan. Of these offices, 150 are owned by Chemical Bank free from mortgages and 8 are leased from independent parties. The leased property is considered insignificant.
The Corporation considers its properties to be suitable and adequate for its present needs.
Item 3. Legal Proceedings.
As of December 31, 2013, the Corporation was not a party to any material pending legal proceeding. As of December 31, 2013, Chemical Bank was a party, as plaintiff or defendant, to a number of legal proceedings, none of which were considered material, and all of which were considered ordinary routine litigation incidental to its business.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Corporation's common stock is traded on The NASDAQ Stock Market® under the symbol CHFC. As of December 31, 2013, there were approximately 29.8 million shares of the Corporation's common stock issued and outstanding, held by approximately 4,900 shareholders of record. The table below sets forth the range of high and low sales prices for transactions reported on The NASDAQ Stock Market® for the Corporation's common stock for the periods indicated.

	2013		2012
	High	Low	High	Low
First quarter	$26.66	$22.80	$24.32	$21.04
Second quarter	26.82	23.18	23.77	19.25
Third quarter	31.53	26.20	24.96	20.82
Fourth quarter	32.64	26.85	25.00	20.60
The earnings of Chemical Bank are the principal source of funds for the Corporation to pay cash dividends to its shareholders. Accordingly, cash dividends are dependent upon the earnings, capital needs, regulatory constraints, and other factors affecting Chemical Bank. See Note 20 to the consolidated financial statements in Item 8 of this report for a discussion of such limitations. The Corporation has paid regular cash dividends every quarter since it began operation as a bank holding company in 1973. Based on the financial condition of the Corporation at December 31, 2013, management expects the Corporation to pay quarterly cash dividends on its common shares in 2014. However, there can be no assurance as to future dividends because they are dependent on the Corporation's future earnings, capital requirements and financial condition, and may require regulatory approval. On February 18, 2014, the Corporation announced that the board of directors declared a first quarter 2014 cash dividend of $0.23 per share, payable on March 21, 2014.
The following table summarizes the quarterly cash dividends paid to shareholders over the past five years.

	Years Ended December 31,
	2013	2012	2011	2010	2009
First quarter	$0.210	$0.200	$0.200	$0.200	$0.295
Second quarter	0.210	0.200	0.200	0.200	0.295
Third quarter	0.220	0.210	0.200	0.200	0.295
Fourth quarter	0.230	0.210	0.200	0.200	0.295
Total	$0.870	$0.820	$0.800	$0.800	$1.180

Shareholder Return
The following line graph compares Chemical Financial Corporation's cumulative total shareholder return on its common stock over the last five years, assuming the reinvestment of dividends, to the Standard and Poor's ("S&P") 500 Stock Index and the KBW Regional Banking Total Return Index (Ticker: KRXTR). Both of these indices are based upon total return (including reinvestment of dividends) and are market-capitalization-weighted indices. The S&P 500 Stock Index is a broad equity market index published by S&P. The KBW Regional Banking Total Return Index is published by Keefe, Bruyette & Woods, Inc. (KBW), an investment banking firm that specializes in the banking industry. The KBW Regional Banking Total Return Index is composed of 50 mid-cap regional bank holding companies. The line graph assumes $100.00 was invested on December 31, 2008.

The dollar values for total shareholder return plotted in the above graph are shown below:

	December 31,
	2008	2009	2010	2011	2012	2013
Chemical Financial Corporation	$100.00	$89.75	$87.53	$87.85	$101.64	$139.92
KBW Regional Banking Total Return Index	100.00	77.87	93.75	88.93	100.86	148.09
S&P 500 Stock Index	100.00	126.46	145.51	148.59	172.37	228.19

Equity Compensation Plans
Information about the Corporation's equity compensation plans as of December 31, 2013 is set forth in Part III, Item 12 of this report, and is here incorporated by reference.
The following schedule summarizes the Corporation's total monthly share repurchase activity for the fourth quarter of 2013:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
October 1, 2013 to October 31, 2013	—	$—	—	500,000
November 1, 2013 to November 30, 2013	211	31.63	—	500,000
December 1, 2013 to December 31, 2013	761	31.75	—	500,000
Total	972	$31.72	—

(1)
Represents shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by employees who received shares of the Corporation's common stock in 2013 upon conversion of vested restricted stock performance and service-based units and by holders of employee stock options who exercised options in 2013. The Corporation's share-based compensation plans permit employees to use stock to satisfy such obligations based on the market value of the stock on the date of vesting or date of exercise, as applicable.

Item 6. Selected Financial Data.

	Years Ended December 31,
	2013(1)(2)	2012(1)(2)	2011(1)	2010(1)	2009
	(In thousands, except per share data)
Earnings Summary
Net interest income	$196,647	$187,545	$183,853	$171,120	$147,444
Provision for loan losses	11,000	18,500	26,000	45,600	59,000
Noninterest income	60,409	54,684	46,890	44,515	42,817
Operating expenses	164,948	151,921	144,493	138,845	119,308
Net income	56,808	51,008	43,050	23,090	10,003
Per Common Share Data
Net income — basic	$2.02	$1.86	$1.57	$0.88	$0.42
Net income — diluted	2.00	1.85	1.57	0.88	0.42
Cash dividends declared and paid	0.87	0.82	0.80	0.80	1.18
Book value at end of period	23.38	21.69	20.82	20.41	19.85
Market value at end of period	31.67	23.76	21.32	22.15	23.58
Common shares outstanding at year end	29,790	27,499	27,457	27,440	23,891
Balance Sheet Data (Year End)
Total assets	$6,184,708	$5,917,252	$5,339,453	$5,246,209	$4,250,712
Total loans	4,647,621	4,167,735	3,831,285	3,681,662	2,993,160
Total deposits	5,122,385	4,921,443	4,366,857	4,331,765	3,418,125
Short-term borrowings (customer repurchase agreements)	327,428	310,463	303,786	242,703	240,568
Federal Home Loan Bank advances	—	34,289	43,057	74,130	90,000
Total shareholders' equity	696,500	596,341	571,729	560,078	474,311
Balance Sheet Averages
Total assets	$5,964,592	$5,442,079	$5,304,098	$4,913,310	$4,066,229
Total earning assets	5,628,969	5,116,127	4,971,704	4,618,012	3,847,006
Total loans	4,355,152	3,948,407	3,730,795	3,438,550	2,980,126
Total interest-bearing liabilities	4,181,921	3,868,108	3,874,811	3,685,186	3,002,050
Total deposits	4,964,082	4,464,062	4,349,873	4,017,230	3,195,411
Short-term borrowings (customer repurchase agreements)	337,649	312,729	287,176	249,731	232,185
Federal Home Loan Bank advances	1,935	39,301	64,257	87,051	116,050
Total shareholders' equity	626,555	587,451	569,521	530,819	483,034
Performance Ratios
Net interest margin	3.59%	3.76%	3.80%	3.80%	3.91%
Return on average assets	0.95	0.94	0.81	0.47	0.25
Return on average shareholders' equity	9.1	8.7	7.6	4.3	2.1
Efficiency ratio	63.1	60.8	61.3	61.1	61.4
Dividend payout ratio	43.5	44.3	51.0	90.9	281.0
Consolidated Capital Ratios
Average shareholders' equity as a percentage of average assets	10.5%	10.8%	10.7%	10.8%	11.9%
Year end ratios:
Leverage ratio	9.9	9.2	9.0	8.4	10.1
Tier 1 risk-based capital ratio	12.7	12.0	12.1	11.6	14.2
Total risk-based capital ratio	14.0	13.2	13.3	12.9	15.5
Asset Quality
Net loan charge-offs	$16,419	$22,342	$27,197	$36,911	$35,215
Net loan charge-offs as a percentage of average loans	0.38%	0.57%	0.73%	1.07%	1.18%
Year end balances:
Allowance for loan losses — originated loans	$78,572	$83,991	$86,733	$89,530	$80,841
Allowance for loan losses — acquired loans	500	500	1,600	—	—
Total nonperforming loans	81,984	90,854	106,269	147,729	135,755
Total nonperforming assets	91,760	109,323	131,753	175,239	153,295
Year end ratios:
Allowance for loan losses as a percentage of total originated loans	1.81%	2.22%	2.60%	2.86%	2.70%
Allowance for loan losses as a percentage of nonperforming loans	96	92	82	61	60
Nonperforming loans as a percentage of total loans	1.76	2.18	2.77	4.01	4.54
Nonperforming assets as a percentage of total assets	1.48	1.85	2.47	3.34	3.61

(1)
Includes the impact of the acquisition of O.A.K. Financial Corporation (OAK) on April 30, 2010. See Note 2 to the consolidated financial statements in Item 8 of this report for information on the acquisition of OAK.

(2)
Includes the impact of the acquisition of 21 branch offices on December 7, 2012. See Note 2 to the consolidated financial statements in Item 8 of this report for information on the branch acquisition transaction.

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
The principal markets for the Corporation's products and services are communities in Michigan where the branches of Chemical Bank are located and the areas immediately surrounding those communities. As of December 31, 2013, Chemical Bank served these markets through 156 banking offices located in 38 counties across Michigan's lower peninsula. In addition to its banking offices, Chemical Bank operated two loan production offices and 173 automated teller machines, both on- and off-bank premises. Chemical Bank operates through an internal organizational structure of four regional banking units. Chemical Bank's regional banking units are collections of branch banking offices organized by geographical regions within the State of Michigan.
The principal source of revenue for the Corporation is interest and fees on loans, which accounted for 71% of total revenue in 2013, 73% of total revenue in 2012 and 75% of total revenue in 2011. Interest on investment securities, service charges and fees on deposit accounts and wealth management revenue are also significant sources of revenue, which combined, accounted for 19% of total revenue in 2013, 18% of total revenue in 2012 and 17% of total revenue in 2011. Revenue is influenced by overall economic factors including market interest rates, business and consumer spending, consumer confidence and competitive conditions in the marketplace.
ACQUISITIONS
Acquisition of 21 Branches
On December 7, 2012, Chemical Bank acquired 21 branches from Independent Bank, a subsidiary of Independent Bank Corporation (branch acquisition transaction). In addition to the branch offices, which are located in the Northeast and Battle Creek regions of Michigan, the acquisition included $404 million in deposits and $44 million in loans. The purchase price of the branch offices, including equipment, was $8.1 million and the Corporation paid a premium on deposits of $11.5 million, or approximately 2.85% of total deposits acquired. The loans were purchased at a discount of 1.75%. In connection with the acquisition of the branches, the Corporation recorded goodwill of $6.8 million, which represented the excess of the purchase price over the fair value of identifiable net assets acquired, and other intangible assets attributable to customer core deposits of $5.6 million.
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
In connection with the acquisition of OAK, the Corporation recorded goodwill of $43.5 million. Goodwill recorded was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and OAK. In addition, the Corporation recorded other intangible assets in conjunction with the acquisition of $9.8 million.
Acquisition-related expenses associated with the OAK acquisition totaled $4.3 million during 2010, which reduced net income per common share by $0.12 in 2010.
Branch Closings
During the first quarter of 2013, Chemical Bank closed six branch office locations. These six branch office locations had a combined net book value of $0.4 million. The Corporation recognized less than $0.1 million of expense as a result of closing these branch office locations. The majority of the employees of these six closed branch offices were transferred to other nearby Chemical Bank branch locations or other open positions within Chemical Bank.

CRITICAL ACCOUNTING POLICIES
The Corporation's consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (GAAP), Securities and Exchange Commission (SEC) rules and interpretive releases and general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions and complex judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. The Corporation utilizes third-party sources to assist with developing estimates, assumptions and judgments regarding certain amounts reported in the consolidated financial statements and accompanying notes. When third-party sources are utilized, the Corporation's management remains responsible for complying with GAAP. To execute management's responsibilities, the Corporation has processes in place to develop an understanding of the third-party methodologies and to design and implement specific internal controls over valuation.
The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements included in Item 8 of this report. These policies, along with the disclosures presented in the other notes to the consolidated financial statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations," provide information on how significant assets and liabilities are measured in the consolidated financial statements and how those measurements are determined. Based on the techniques used and the sensitivity of financial statement amounts to the methods, estimates and assumptions underlying those amounts, management has identified the determination of the allowance for loan losses, accounting for loans acquired in business combinations, pension plan accounting, income and other taxes, the evaluation of goodwill impairment and fair value measurements to be the accounting areas that require the most subjective or complex judgments, and as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Management reviews the following critical accounting policies with the Audit Committee of the board of directors at least annually.
Allowance for Loan Losses
The allowance for loan losses (allowance) is calculated with the objective of maintaining a reserve sufficient to absorb losses inherent in the loan portfolio. Loans represent the Corporation's largest asset type on the consolidated statements of financial position. The determination of the amount of the allowance is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected cash flows and collateral values on impaired loans, estimated losses on non-impaired loans in the commercial loan portfolio (comprised of commercial, commercial real estate, real estate construction and land development loans) and on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The principal assumption used in deriving the allowance is the estimate of a loss percentage for each type of loan. In determining the allowance and the related provision for loan losses, the Corporation considers four principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired loans in the commercial loan portfolio, (ii) reserves established for adversely-rated loans in the commercial loan portfolio and nonaccrual residential mortgage, consumer installment and home equity loans, (iii) reserves, by loan classes, on all other loans based principally on a five-year historical loan loss experience and loan loss trends, and (iv) an unallocated allowance based on the imprecision in the allowance methodology for loans collectively evaluated for impairment. It is extremely difficult to accurately measure the amount of losses that are inherent in the Corporation's loan portfolio. The Corporation uses a defined methodology to quantify the necessary allowance and related provision for loan losses, but there can be no assurance that the methodology will successfully identify and estimate all of the losses that are inherent in the loan portfolio. As a result, the Corporation could record future provisions for loan losses that may be significantly different than the levels that have been recorded in the three-year period ended December 31, 2013. Notes 1 and 4 to the consolidated financial statements further describe the methodology used to determine the allowance. In addition, a discussion of the factors driving changes in the amount of the allowance is included under the subheading "Allowance for Loan Losses" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."
The Corporation has a loan review function that is independent of the loan origination function. At least annually, the loan review function reviews management's evaluation of the allowance and performs a detailed credit quality review, including analysis of collateral values, of loans in the commercial loan portfolio, particularly focusing on larger balance loans and loans that have deteriorated below certain levels of credit risk.

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
The Corporation is required to quarterly evaluate its estimates of cash flows expected to be collected from acquired loans. These evaluations require the continued usage of key assumptions and estimates, similar to the initial estimate of fair value. Given the current economic environment, the Corporation must apply judgment to develop its estimates of cash flows for acquired loans given the impact of changes in property values, default rates, loss severities and prepayment speeds. Decreases in the estimates of expected cash flows will generally result in a charge to the provision for loan losses and a resulting increase to the allowance for loan losses. Increases in the estimates of expected cash flows will generally result in adjustments to the accretable yield, which will increase amounts recognized in interest income in subsequent periods. Dispositions of acquired loans, which may include sales of loans to third parties, receipt of payments in full or in part by the borrower and foreclosure of the collateral, result in removal of the loan from the acquired loan portfolio at its carrying amount. As a result of the significant amount of judgment involved in estimating future cash flows expected to be collected for acquired loans, the adequacy of the allowance for loan losses could be significantly impacted by changes in expected cash flows resulting from changes in credit quality of acquired loans.
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
Pension Plan Accounting
The Corporation has a defined benefit pension plan for certain salaried employees. Effective June 30, 2006, benefits under the defined benefit pension plan were frozen for approximately two-thirds of the Corporation's salaried employees as of that date. Pension benefits continued unchanged for the remaining salaried employees. At December 31, 2013, 200 employees, or 12% of total employees on a full-time equivalent basis, were earning pension benefits under the defined benefit pension plan. The Corporation's pension benefit obligations and related costs are calculated using actuarial concepts and measurements. Benefits under the plan are based on years of vested service, age and amount of compensation. Assumptions are made concerning future events that will determine the amount and timing of required benefit payments, funding requirements and pension expense.

The key actuarial assumptions used in the pension plan are the discount rate and long-term rate of return on plan assets. These assumptions have a significant effect on the amounts reported for net periodic pension expense, as well as the respective benefit obligation amounts. The Corporation evaluates these critical assumptions annually. At December 31, 2013, 2012 and 2011, the Corporation calculated a discount rate of 5.00%, 4.08% and 4.90%, respectively, for the pension plan using the results from a bond matching technique, which matched the future estimated annual benefit payments of the pension plan against a portfolio of bonds of Aa quality to determine the discount rate.
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

December 31,
	2013	2012	2011
Equity securities	6% – 14%	6% – 10%	6% – 10%
Debt securities	3% – 7%	2% – 5%	3% – 6%
Other	2% – 4%	2% – 3%	2% – 3%
The assumed long-term return on pension plan assets is developed through an analysis of forecasted rates of return on the pension plan's asset allocation as of December 31. It is used to compute the subsequent year's expected return on assets, using the "market-related value" of pension plan assets. The difference between the expected return and the actual return on pension plan assets during the year is either an asset gain or loss, which is deferred and amortized over future periods when determining net periodic pension expense. The Corporation's projection of the long-term return on pension plan assets was 7.0% in 2013, 2012 and 2011, while the actual return on pension plan assets was 18.2%, 8.6% and (0.9)% in 2013, 2012 and 2011, respectively.
Other assumptions made in the pension plan calculations involve employee demographic factors, such as retirement patterns, mortality, turnover and the rate of compensation increase.
The key actuarial assumptions that will be used to calculate pension expense in 2014 for the defined benefit pension plan are a discount rate of 5.0%, a long-term rate of return on pension plan assets of 7.0% and a rate of compensation increase of 3.5%. The Corporation is not expected to have pension expense in 2014, compared to pension expense of $1.7 million in 2013. The expected decrease in pension expense in 2014, as compared to 2013, is attributable to a combination of an increase in the discount rate and an increase in the actual return on pension plan assets. In 2014, a decrease in the discount rate of 50 basis points and 100 basis points is estimated to increase pension expense by $0.5 million and $1.0 million, respectively, while an increase of 50 basis points and 100 basis points is estimated to decrease pension expense by approximately the same amounts. Although it was not required to do so, in order to mitigate increases in pension expense experienced by the Corporation during the last three years resulting from the lower discount rates, the Corporation made contributions to the pension plan of $15 million in 2013, $12 million in 2012 and $10 million in 2010.
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
The Corporation accounts for its defined benefit pension and other postretirement plans in accordance with ASC Topic 715, Compensation-Retirement Benefits, which requires companies to recognize the over- or under-funded status of a plan as an asset or liability as measured by the difference between the fair value of the plan assets and the projected benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). The impact of pension plan accounting on the statements of financial position at December 31, 2013 and 2012 is further discussed in Note 16 to the consolidated financial statements.

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
On a quarterly basis, management assesses the reasonableness of its effective federal income tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year, including the impact of any discrete items that have occurred. Deferred tax assets and liabilities are reassessed on a quarterly basis, including the need for a valuation allowance for deferred tax assets. The need for reserves for uncertain tax positions is reviewed quarterly based upon developments in tax law and the status of examinations or audits. As of December 31, 2013 and 2012, there were no federal income tax reserves recorded for uncertain tax positions.
Goodwill
At December 31, 2013, the Corporation had $120.2 million of goodwill, which was originated through the acquisition of various banks and bank branches, recorded on the consolidated statement of financial position. Goodwill is not amortized, but rather is tested by management annually for impairment, or more frequently if triggering events occur and indicate potential impairment, in accordance with ASC Topic 350-20, Goodwill (ASC 350-20). The Corporation's goodwill impairment assessment utilizes the methodology and guidelines established in GAAP, including assumptions regarding the valuation of Chemical Bank.
The Corporation performed its 2013 annual goodwill impairment assessment at October 31, 2013 utilizing the quantitative assessment approach to perform a Step 1 valuation of its goodwill as of that date. The fair value of Chemical Bank as of October 31, 2013 was measured utilizing the income and market approaches as prescribed in ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820). GAAP identifies the cost approach as another acceptable method; however, the cost approach was not deemed an effective method to value a financial institution. The cost approach estimates a company's value by adjusting the reported values of assets and liabilities to their fair values. It is the Corporation's opinion that financial institutions cannot be liquidated in an efficient manner. Estimating the fair value of loans is a very difficult process and subject to a wide margin of error unless done on a loan by loan basis. Voluntary liquidations of financial institutions are not typical. More commonly, if a financial institution is liquidated, it is due to being taken over by the Federal Deposit Insurance Corporation (FDIC). The value of Chemical Bank was based as a going concern and not as a liquidation.
The income approach uses valuation techniques to convert future amounts (cash flows or earnings) to a single, discounted amount. The income approach includes present value techniques, option-pricing models, such as the Black-Scholes formula and lattice models, and the multi-period excess-earnings method. In the valuation of Chemical Bank, the income approach utilized the discounted cash flow method based upon a forecast of growth and earnings. Cash flows are measured by using projected earnings, projected dividends and dividend paying capacity over a five-year period. In addition to estimating periodic cash flows, an estimate of residual value is determined through the capitalization of earnings. The income approach assumed cost savings and earnings enhancements that a strategic acquiror would likely implement based upon typical participant assumptions of market transactions. The discount rate is critical to the discounted cash flow analysis. The discount rate reflects the risk of uncertainty associated with the cash flows and a rate of return that investors would require from similar investments with similar risks. At the valuation date of October 31, 2013, a discount rate of 14.50% was utilized in the income approach.
The market approach uses observable prices and other relevant information that are generated by market transactions involving identical or comparable assets or liabilities. The fair value measure is based on the value that those transactions indicate utilizing both financial and operating characteristics of the acquired companies. The most significant financial ratio analyzed in completed transactions involved the price to tangible book value. The market approach utilized a price to tangible book value of 160% at the valuation date of October 31, 2013.

The fair value of Chemical Bank was determined to be slightly above the income approach and within the range of values in the market approach value range. The results of the valuation analysis concluded that the fair value of Chemical Bank was greater than its book value, including goodwill, and thus no goodwill impairment was evident at the valuation date of October 31, 2013. The weighted average of the fair values determined under the income and market approaches resulted in a slight discount from the market capitalization of the Corporation at the valuation date. The Corporation is publicly traded and, therefore, the price per share of its common stock as reported on The NASDAQ Stock Market® establishes the marketable minority value. It is management's opinion that the marketable minority value does not always represent the fair value of the reporting unit as a whole and that an adjustment to the marketable minority value for the acquiror's control is generally considered in the assessment of fair value. The market capitalization of the Corporation was $943 million on December 31, 2013, compared to $872 million on October 31, 2013. The Corporation determined that no triggering events occurred that indicated potential impairment of goodwill from the most recent valuation date through December 31, 2013 and that the Corporation's goodwill was not impaired at December 31, 2013. However, the Corporation could incur impairment charges related to goodwill in the future due to changes in financial results or other matters that could affect the valuation assumptions.
Fair Value Measurements
The Corporation determines the fair value of its assets and liabilities in accordance with ASC 820. ASC 820 establishes a standard framework for measuring and disclosing fair value under GAAP. Estimates, assumptions and judgments may be necessary when assets and liabilities are required to be recorded at fair value or when a decline in the value of an asset not carried at fair value on the financial statements warrants an impairment write-down or a valuation reserve to be established. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by third-party sources, when available. When third-party information is not available, valuation adjustments are estimated by management primarily through the use of internal discounted cash flow analyses, and to the extent available, observable market-based inputs.
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
Accounting Standards Updates
See Note 1 to the consolidated financial statements included in this report for details of accounting pronouncements adopted by the Corporation during 2013 and recently issued and pending accounting pronouncements and their impact on the Corporation's financial statements.
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
NET INCOME
Net income was $56.8 million, or $2.00 per diluted share, in 2013, compared to net income of $51.0 million, or $1.85 per diluted share, in 2012 and net income of $43.1 million, or $1.57 per diluted share, in 2011. Net income in 2013 represented an 11.4% increase from 2012 net income, with the increase primarily attributable to an increase in net interest income and noninterest income and a decrease in the provision for loan losses, which were partially offset by an increase in operating expenses. Net income in 2012 represented an 18% increase from 2011 net income, with the increase primarily attributable to an increase in net interest income and noninterest income and a decrease in the provision for loan losses.
The Corporation's return on average assets was 0.95% in 2013, 0.94% in 2012 and 0.81% in 2011. The Corporation's return on average shareholders' equity was 9.1% in 2013, 8.7% in 2012 and 7.6% in 2011.

ASSETS
Total assets were $6.18 billion at December 31, 2013, an increase of $267 million, or 4.5%, from total assets at December 31, 2012 of $5.92 billion. The increase in total assets during 2013 was primarily attributable to an increase in customer deposits that were utilized to partially fund loan growth.
Average assets were $5.96 billion during 2013, an increase of $523 million, or 9.6%, from average assets during 2012 of $5.44 billion, while average assets during 2012 increased $138 million, or 2.6%, from average assets during 2011 of $5.30 billion. The increase in average assets during 2013, as compared to 2012, was primarily attributable to the branch acquisition transaction on December 7, 2012, which increased assets by approximately $400 million at the acquisition date. The increase in average assets during 2012, as compared to 2011, was attributable to an increase in customer deposits that were utilized to fund loan growth.
INVESTMENT SECURITIES
Information about the Corporation's investment securities portfolio is summarized in Tables 1 and 2. The following table summarizes the maturities and yields of the carrying value of investment securities by investment category, and fair value by investment category, at December 31, 2013:
TABLE 1. MATURITIES AND YIELDS(1) OF INVESTMENT SECURITIES AT DECEMBER 31, 2013

	Maturity(2)
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total Carrying Value(3)		Total Fair Value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available-for-Sale:
Government sponsored agencies	$12,156	0.86%	$75,027	1.05%	$6,295	0.75%	$285	0.88%	$93,763	1.00%	$93,763
State and political subdivisions	1,354	4.06	27,827	3.50	14,617	5.65	—	—	43,798	4.24	43,798
Residential mortgage-backed securities	49,269	1.49	176,681	1.37	70,785	1.39	2,631	2.84	299,366	1.41	299,366
Collateralized mortgage obligations	60,991	0.85	109,209	0.93	8,945	1.29	1,796	1.66	180,941	0.93	180,941
Corporate bonds	19,992	2.46	45,283	1.66	—	—	—	—	65,275	1.90	65,275
Preferred stock	—	—	—	—	—	—	1,427	6.14	1,427	6.14	1,427
Total investment securities available-for-sale	143,762	1.33	434,027	1.37	100,642	1.96	6,139	3.17	684,570	1.46	684,570
Held-to-Maturity:
State and political subdivisions	39,966	2.41	106,380	3.32	74,759	4.35	42,300	4.89	263,405	3.72	262,021
Trust preferred securities	—	—	—	—	—	—	10,500	3.95	10,500	3.95	6,250
Total investment securities held-to-maturity	39,966	2.41	106,380	3.32	74,759	4.35	52,800	4.70	273,905	3.73	268,271
Total investment securities	$183,728	1.56%	$540,407	1.75%	$175,401	2.98%	$58,939	4.54%	$958,475	2.11%	$952,841

(1)
Yields are weighted by amount and time to contractual maturity, are on a taxable equivalent basis using a 35% federal income tax rate and are based on carrying value. Yields disclosed are actual yields based on carrying value at December 31, 2013. Approximately 25% of the Corporation's investment securities at December 31, 2013 were variable-rate financial instruments.

(2)
Residential mortgage-backed securities, collateralized mortgage obligations and certain government sponsored agencies are based on scheduled principal maturity. All other investment securities are based on final contractual maturity.

(3)	The aggregate book value of securities issued by any single issuer, other than the U.S. government and government sponsored agencies, did not exceed 10% of the Corporation's shareholders' equity.
The Corporation utilizes third-party pricing services to obtain market value prices for its investment securities portfolio. On a quarterly basis, the Corporation validates the reasonableness of prices received from the third-party pricing services through independent price verification on a sample of investment securities in the portfolio, data integrity validation based upon comparison of current market prices to prior period market prices and analysis of overall expectations of movement in market prices based upon the changes in the related yield curves and other market factors. On a quarterly basis, the Corporation reviews the pricing methodology of the third-party pricing vendors and the results of the vendors' internal control assessments to ensure the integrity of the process that the vendor uses to develop market pricing for the Corporation's investment securities portfolio.

The following table summarizes the carrying value of investment securities at December 31, 2013, 2012 and 2011:
TABLE 2. SUMMARY OF INVESTMENT SECURITIES

	December 31,
	2013	2012	2011
	(In thousands)
Available-for-Sale:
Government sponsored agencies	$93,763	$97,557	$70,679
State and political subdivisions	43,798	49,965	45,235
Residential mortgage-backed securities	299,366	99,411	120,780
Collateralized mortgage obligations	180,941	263,592	332,400
Corporate bonds	65,275	69,795	96,768
Preferred stock	1,427	6,489	1,414
Total investment securities available-for-sale	684,570	586,809	667,276
Held-to-Maturity:
State and political subdivisions	263,405	219,477	172,839
Trust preferred securities	10,500	10,500	10,500
Total investment securities held-to-maturity	273,905	229,977	183,339
Total investment securities	$958,475	$816,786	$850,615
The carrying value of investment securities totaled $958.5 million at December 31, 2013, an increase of $141.7 million, or 17%, from investment securities of $816.8 million at December 31, 2012. The increase in investment securities during 2013 was primarily attributable to the Corporation deploying a portion of the cash acquired in the branch acquisition transaction into investment securities to obtain a higher yield than the 25 basis points it would have received by maintaining these excess funds at the Federal Reserve Bank (FRB), as the Corporation does not expect short-term interest rates to increase significantly in the near term. A portion of the cash acquired in the branch acquisition transaction, in addition to proceeds received during 2013 from maturing collateralized mortgage obligations, was largely invested in shorter-term fixed-rate residential mortgage-backed securities, as the Corporation does not expect significant increases in market interest rates during 2014.
At December 31, 2013, the Corporation's investment securities portfolio consisted of: government sponsored agency (GSA) debt obligations, comprised primarily of variable-rate instruments backed by the Small Business Administration and Student Loan Marketing Corporation, totaling $93.8 million; state and political subdivisions debt obligations, comprised primarily of general debt obligations of issuers primarily located in the State of Michigan, totaling $307.2 million; residential mortgage-backed securities (MBSs), comprised primarily of fixed-rate instruments backed by a U.S. government agency (Government National Mortgage Association) or government sponsored enterprises (Federal Home Loan Mortgage Corporation and Federal National Mortgage Association), totaling $299.4 million; collaterized mortgage obligations (CMOs), comprised of approximately 70% fixed-rate and 30% variable-rate instruments backed by the same U.S. government agency and government sponsored enterprises as the residential MBSs, with average maturities of less than three years, totaling $180.9 million; corporate bonds, comprised primarily of debt obligations of large U.S. global financial organizations, totaling $65.3 million; preferred stock securities, comprised of preferred stock debt instruments of two large regional/national banks, totaling $1.4 million; and trust preferred securities (TRUPs), comprised of a 100% interest in a variable-rate TRUP of a small non-public bank holding company in Michigan totaling $10.0 million and another variable-rate TRUP investment totaling $0.5 million. Variable-rate instruments comprised 25% of the Corporation's investment securities portfolio at December 31, 2013.
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

The Corporation's investment securities portfolio, with a carrying value of $958.5 million at December 31, 2013, had gross impairment of $18.5 million at that date. Management believed that the unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates on the investment securities and market illiquidity, and not as a result of credit-related issues. Accordingly, the Corporation believed the impairment in its investment securities portfolio at December 31, 2013 was temporary in nature, and therefore, no impairment loss was recognized in the Corporation's consolidated statement of income in 2013. However, other-than-temporary impairment (OTTI) may occur in the future as a result of material declines in the fair value of investment securities resulting from market, credit, economic or other conditions. A further discussion of the assessment of potential impairment and the Corporation's process that resulted in the conclusion that the impairment was temporary in nature follows.
At December 31, 2013, the gross impairment in the Corporation's investment securities portfolio of $18.5 million was comprised as follows: GSA securities, residential MBSs and CMOs, combined, of $7.1 million, state and political subdivisions securities of $6.9 million, corporate bonds of $0.3 million and trust preferred securities of $4.3 million. The amortized costs and fair values of investment securities are disclosed in Note 3 to the consolidated financial statements.
GSA securities, residential MBSs and CMOs, included in the available-for-sale investment securities portfolio, had a combined amortized cost of $579.5 million and gross impairment of $7.1 million at December 31, 2013. Virtually all of the impaired investment securities in these categories are backed by the full faith and credit of the U.S. government or a guarantee of a U.S. government agency or government sponsored enterprise. The Corporation determined that the impairment on these investment securities was attributable to current market interest rates being higher than the yields on these investment securities. The Corporation concluded that the impairment of its GSA securities, residential MBSs and CMOs was temporary in nature at December 31, 2013.
State and political subdivisions securities, included in both the available-for-sale and held-to-maturity investment securities portfolios, had an amortized cost of $305.9 million and gross impairment of $6.9 million at December 31, 2013. Approximately 90% of the Corporation's state and political subdivisions securities are from issuers located in the State of Michigan and are general obligations of the issuer, meaning that repayment of these obligations is funded by general tax collections of the issuer. The Corporation holds no general debt obligations issued by the City of Detroit, Michigan. The gross impairment was attributable to impaired state and political subdivisions securities with an amortized cost of $152 million that generally mature beyond 2014. It was the Corporation's assessment that the impairment on these investment securities was attributable to a combination of current market interest rates being slightly higher than the yield on these investment securities and illiquidity in the market for these investment securities. The Corporation concluded that the impairment of its state and political subdivisions securities was temporary in nature at December 31, 2013.
Corporate bonds, included in the available-for-sale investment securities portfolio, had an amortized cost of $65.0 million and gross impairment of $0.3 million at December 31, 2013. All of the corporate bonds held at December 31, 2013 were of an investment grade. The investment grade ratings of all of the corporate bonds indicated that the obligors' capacities to meet their financial commitments were "strong." It was the Corporation's assessment that the impairment on the corporate bonds was attributable to current market interest rates being slightly higher than the yield on these investment securities and the market perception of issuers, and not due to credit-related issues. The Corporation concluded that the impairment of its corporate bonds was temporary in nature at December 31, 2013.
At December 31, 2013, the Corporation held two TRUPs in the held-to-maturity investment securities portfolio, with a combined amortized cost of $10.5 million and gross impairment of $4.3 million. Management reviewed available financial information of the issuers of the TRUPs as of December 31, 2013. One TRUP, with an amortized cost of $10.0 million, represents a 100% interest in a TRUP of a non-public bank holding company in Michigan that was purchased in the second quarter of 2008. At December 31, 2013, the Corporation determined that the fair value of this TRUP was $6.0 million. The second TRUP, with an amortized cost of $0.5 million, represents a 10% interest in the TRUP of another non-public bank holding company in Michigan. At December 31, 2013, the Corporation determined the fair value of this TRUP was $0.2 million. The fair value measurements of the two TRUP investments were developed based upon market pricing observations of much larger banking institutions in an illiquid market adjusted by risk measurements. The fair values of the Corporation's TRUPs were based on calculations of discounted cash flows, and further based upon both observable inputs and appropriate risk adjustments that would be made by market participants. See the additional discussion of the development of the fair values of the TRUPs in Note 3 to the consolidated financial statements.

The issuer of the $10.0 million TRUP reported net income in each of the three years ended December 31, 2013 and was categorized as well-capitalized under applicable regulatory requirements during that time. Based on an analysis of financial information provided by the issuer, it was the Corporation's opinion that, as of December 31, 2013, this issuer appeared to be a financially sound financial institution with sufficient liquidity to meet its financial obligations in 2014. There have been no material adverse changes in the issuer's financial performance since the TRUP was issued and purchased by the Corporation and no indication that any material adverse trends were developing that would suggest that the issuer would be unable to make all future principal and interest payments under the TRUP. Quarterly common stock cash dividends have consistently been paid by the issuer and the Corporation understands that the issuer's management anticipates cash dividends to continue to be paid in the future. The principal of $10.0 million of this TRUP matures in 2038, with interest payments of 360 basis points over the three-month London Interbank Offered Rate (LIBOR) due quarterly. All scheduled interest payments on this TRUP have been made on a timely basis. At December 31, 2013, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer or its subsidiaries. In reviewing all reasonably available financial information regarding the issuer, including past performance and its financial and liquidity position, it was the Corporation's opinion that the estimated future cash flows of the issuer supported the carrying value of the TRUP at its original cost of $10.0 million at December 31, 2013. While the total fair value of the TRUP was $4.0 million below the Corporation's amortized cost at December 31, 2013, the Corporation concluded that, based on the overall financial condition of the issuer, the impairment was temporary in nature at December 31, 2013.
The Corporation expects the issuer of the $0.5 million TRUP to report a small amount of net income in 2013, compared to a small net loss in 2012 and a small amount of net income in 2011. At December 31, 2013, the issuer was categorized as well-capitalized under applicable regulatory requirements. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly. All scheduled interest payments on this TRUP have been made on a timely basis. At December 31, 2013, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer of this TRUP or any subsidiary. In reviewing all reasonably available financial information regarding the $0.5 million TRUP, it was the Corporation's opinion that the carrying value of this TRUP at its original cost of $0.5 million was supported by the issuer's financial position at December 31, 2013. While the fair value of the TRUP was $0.3 million below the Corporation's amortized cost at December 31, 2013, the Corporation concluded that the impairment was temporary in nature at December 31, 2013.
At December 31, 2013, the Corporation expected to fully recover the entire amortized cost basis of each impaired investment security in its investment securities portfolio at that date. Furthermore, at December 31, 2013, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation would not have to sell any of its impaired investment securities before a full recovery of amortized cost. However, there can be no assurance that OTTI losses will not be recognized on the TRUPs or on any other investment security in the future.
LOANS
The Corporation's loan portfolio is comprised of commercial, commercial real estate, real estate construction and land development loans, referred to as the Corporation's commercial loan portfolio, and residential mortgage, consumer installment and home equity loans, referred to as the Corporation's consumer loan portfolio. At December 31, 2013, the Corporation's loan portfolio was $4.65 billion and consisted of loans in the commercial loan portfolio totaling $2.52 billion, or 54% of total loans, and loans in the consumer loan portfolio totaling $2.13 billion, or 46% of total loans. Loans at fixed interest rates comprised 76% of the Corporation's total loan portfolio at December 31, 2013, compared to 73% at December 31, 2012 and 71% at December 31, 2011.
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
Total loans were $4.65 billion at December 31, 2013, an increase of $480 million, or 11.5%, from total loans of $4.17 billion at December 31, 2012. Total loans increased $336 million, or 8.8%, during 2012, from total loans of $3.83 billion at December 31, 2011. The increases in total loans during 2013 and 2012 generally occurred across all major loan categories and across all of the Corporation's banking markets and were attributable to a combination of improving economic conditions and higher loan demand, as well as the Corporation increasing its market share in both its commercial and consumer loan portfolios.

Table 3 includes the composition of the Corporation's loan portfolio, by major loan category, as of December 31 for each of the past five years.
TABLE 3. SUMMARY OF LOANS

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Commercial loan portfolio:
Commercial	$1,176,307	$1,002,722	$895,150	$818,997	$584,286
Commercial real estate	1,232,658	1,161,861	1,071,999	1,076,971	785,675
Real estate construction	89,795	62,689	73,355	89,234	74,742
Land development	20,066	37,548	44,821	53,386	46,563
Subtotal — commercial loan portfolio	2,518,826	2,264,820	2,085,325	2,038,588	1,491,266
Consumer loan portfolio:
Residential mortgage	960,423	883,835	861,716	798,046	739,380
Consumer installment	644,769	546,036	484,058	503,132	485,360
Home equity	523,603	473,044	400,186	341,896	277,154
Subtotal — consumer loan portfolio	2,128,795	1,902,915	1,745,960	1,643,074	1,501,894
Total loans	$4,647,621	$4,167,735	$3,831,285	$3,681,662	$2,993,160
A discussion of the Corporation's loan portfolio by category follows.
Commercial Loan Portfolio
The Corporation's commercial loan portfolio is comprised of commercial loans, commercial real estate loans, real estate construction loans and land development loans. The Corporation's commercial loan portfolio is well diversified across business lines and has no concentration in any one industry. The commercial loan portfolio of $2.52 billion at December 31, 2013 included 80 loan relationships of $5.0 million or greater. These 80 loan relationships totaled $806.2 million and represented 32% of the commercial loan portfolio at December 31, 2013 and included 28 loan relationships that had outstanding balances of $10 million or higher, totaling $374 million, or 14.8% of the commercial loan portfolio, at that date. The Corporation had 10 loan relationships at December 31, 2013 with loan balances greater than $5.0 million and less than $10 million, totaling $75.7 million, that had unfunded credit amounts totaling $54.6 million that, if advanced, could result in a loan relationship of $10 million or more.
Table 4 presents the maturity distribution of the Corporation's $2.52 billion commercial loan portfolio at December 31, 2013. The percentage of these loans maturing within one year was 27% at December 31, 2013, while the percentage of these loans maturing beyond five years remained low at 16% at December 31, 2013. At December 31, 2013, loans in the commercial loan portfolio with maturities beyond one year totaled $1.83 billion, with 74% of these loans at fixed interest rates.
TABLE 4. COMPARISON OF LOAN MATURITIES AND INTEREST SENSITIVITY

	December 31, 2013
	Due In
	1 Year or Less	1 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Loan maturities:
Commercial	$504,552	$490,587	$181,168	$1,176,307
Commercial real estate	157,139	889,089	186,430	1,232,658
Real estate construction and land development	30,287	53,192	26,382	109,861
Total	$691,978	$1,432,868	$393,980	$2,518,826
Percent of total	27%	57%	16%	100%
Interest sensitivity of above loans:
Fixed interest rates	$208,114	$1,030,897	$313,295	$1,552,306
Variable interest rates	483,864	401,971	80,685	966,520
Total	$691,978	$1,432,868	$393,980	$2,518,826

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
Commercial loans were $1.18 billion at December 31, 2013, an increase of $173.6 million, or 17.3%, from commercial loans of $1.00 billion at December 31, 2012. Commercial loans increased $107.6 million, or 12.0%, during 2012 from commercial loans of $895.2 million at December 31, 2011. The increases in commercial loans during 2013 and 2012 were the result of a combination of increased market share and improving economic conditions in the Corporation's lending markets. Commercial loans represented 25.3% of the Corporation's loan portfolio at December 31, 2013, compared to 24.1% and 23.4% at December 31, 2012 and 2011, respectively.
Commercial real estate loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Commercial real estate loans were $1.23 billion at December 31, 2013, an increase of $70.8 million, or 6.1%, from commercial real estate loans of $1.16 billion at December 31, 2012. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 59%, 38% and 3%, respectively, of the Corporation's commercial real estate loans outstanding at December 31, 2013. Commercial real estate loans increased $89.9 million, or 8.4%, during 2012 from commercial real estate loans of $1.07 billion at December 31, 2011. Commercial real estate loans represented 26.5% of the Corporation's loan portfolio at December 31, 2013, compared to 27.9% and 28.0% at December 31, 2012 and 2011, respectively.
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
The Corporation generally attempts to mitigate the risks associated with commercial and commercial real estate lending by, among other things, lending primarily in its market areas, lending across industry lines, not developing a concentration in any one line of business and using prudent loan-to-value ratios in the underwriting process. Michigan's economy has shown signs of improvement over the last three years, resulting in lower loan delinquencies compared to the previous three years. It is management's belief that the loan portfolio is generally well-secured, despite the decline in market values for all types of real estate in the State of Michigan and nationwide that occurred prior to 2013.
Real estate construction loans are primarily originated for construction of commercial properties and often convert to a commercial real estate loan at the completion of the construction period. Real estate construction loans were $89.8 million at December 31, 2013, an increase of $27.1 million, or 43%, from real estate construction loans of $62.7 million at December 31, 2012. Real estate construction loans decreased $10.7 million, or 15%, during 2012 from real estate construction loans of $73.4 million at December 31, 2011. Real estate construction loans represented 1.9% of the Corporation's loan portfolio at December 31, 2013, compared to 1.5% and 1.9% at December 31, 2012 and 2011, respectively.
Land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. A majority of the Corporation's land development loans consist of loans to develop residential real estate. Land development loans are generally originated with the intention that the loans will be repaid through the sale of finished properties by the developers within twelve months of the completion date. Land development loans were $20.1 million at December 31, 2013, a decrease of $17.5 million, or 47%, from land development loans of $37.5 million at December 31, 2012. The decrease in land development loans during 2013 was largely due to the Corporation receiving payments on loans that existed at December 31, 2012 resulting from the sales of both unimproved land and finished properties by the developers. Land development loans decreased $7.3 million, or 16%, during 2012 from land development loans of $44.8 million at December 31, 2011. Land development loans represented 0.4% of the Corporation's loan portfolio at December 31, 2013, compared to 0.9% and 1.2% at December 31, 2012 and 2011, respectively.
Real estate construction and land development lending involves a higher degree of risk than commercial real estate lending and residential mortgage lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates, the need to obtain a tenant or purchaser of the property if it will not be owner-occupied or the need to sell developed properties. The Corporation generally attempts to mitigate the risks associated with real estate construction and land development lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. The Corporation's risk in this area increased in 2008 due to the weak economic environment within the State of Michigan at that time. While the economy in Michigan began improving in 2011, the sale of lots and units in both residential and commercial development projects has remained low, as customer demand also remains low, resulting in the inventory of unsold lots and housing units remaining higher than historical levels across the State of Michigan and the inability of most developers to sell their finished developed lots and units within their original expected time frames. At December 31, 2013, $7.2 million, or 36%, of the Corporation's $20.1 million of land development loans were impaired, whereby the Corporation determined it was probable that the full amount of principal and interest would not be collected on these loans in accordance with their original contractual terms.
Consumer Loan Portfolio
The Corporation's consumer loan portfolio is comprised of residential mortgage loans, consumer installment loans and home equity loans and lines of credit.
Residential mortgage loans consist primarily of one- to four-family residential loans with fixed interest rates of fifteen years or less, with amortization periods generally from fifteen to thirty years. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with a higher loan-to-value ratio than 80% generally require private mortgage insurance. At December 31, 2013, approximately 70% of the Corporation's residential mortgage loans had an original loan-to-value ratio of 80% or less.
Residential mortgage loans were $960.4 million at December 31, 2013, an increase of $76.6 million, or 8.7%, from residential mortgage loans of $883.8 million at December 31, 2012. Residential mortgage loans increased $22.1 million, or 2.6%, during 2012 from residential mortgage loans of $861.7 million at December 31, 2011. Residential mortgage loans have historically involved the least amount of credit risk in the Corporation's loan portfolio, although the risk on these loans has increased with the increase in the unemployment rate and the decrease in real estate property values in the State of Michigan over the last several years. Residential mortgage loans also include loans to consumers for the construction of single family residences that are secured by these properties. Residential mortgage construction loans to consumers were $37.9 million at December 31, 2013, compared to $25.5 million at December 31, 2012 and $21.6 million at December 31, 2011. Residential mortgage loans represented 20.7% of the Corporation's loan portfolio at December 31, 2013, compared to 21.2% and 22.5% at December 31, 2012 and 2011, respectively.
During 2013, the Corporation originated $490 million of residential mortgage loans and retained $291 million of these originations in its loan portfolio. The majority of the loans originated were refinancings of existing loans as a result of the continued low interest rate environment for long-term fixed-rate mortgages. The demand for longer-term fixed interest rate residential mortgage loans has been high in recent years due to the historically low level of long-term interest rates. The Corporation generally sells fixed interest rate residential mortgage loans originated with maturities of fifteen years or more in the secondary market. However, the Corporation retained $80 million of fixed interest rate residential mortgage loans originated with terms of fifteen years in its loan portfolio during both 2013 and 2012. At December 31, 2013, the Corporation had residential mortgage loans with maturities beyond five years and that were at fixed interest rates totaling $320 million, or 33% of residential mortgage loans, compared to $290 million, or 33% of residential mortgage loans, at December 31, 2012.
The Corporation's consumer installment loans consist of relatively small loan amounts to consumers to finance personal items (primarily automobiles, recreational vehicles and marine vehicles), including direct loans purchased from dealerships. Consumer installment loans were $644.8 million at December 31, 2013, an increase of $98.7 million, or 18.1%, from consumer installment loans of $546.0 million at December 31, 2012. Consumer installment loans increased $61.9 million, or 12.8%, during 2012 from consumer installment loans of $484.1 million at December 31, 2011. At December 31, 2013, collateral securing consumer installment loans was comprised approximately as follows: automobiles - 54%; recreational vehicles - 30%; marine vehicles - 13%; other collateral - 2%; and unsecured - 1%. Consumer installment loans represented 13.9% of the Corporation's loan portfolio at December 31, 2013, compared to 13.1% and 12.6% at December 31, 2012 and 2011, respectively.
The Corporation's home equity loans, including home equity lines of credit, are comprised of loans to consumers who utilize equity in their personal residence, including junior lien mortgages, as collateral to secure the loan or line of credit. Home equity loans were $523.6 million at December 31, 2013, an increase of $50.6 million, or 10.7%, from home equity loans of $473.0 million at December 31, 2012. Home equity loans increased $72.8 million, or 18.2%, during 2012 from home equity loans of $400.2 million at December 31, 2011. At December 31, 2013, approximately 55% of the Corporation's home equity loans were first lien mortgages and 45% were junior lien mortgages. Home equity loans represented 11.3% of the Corporation's loan portfolio at December 31, 2013, compared to 11.4% and 10.4% at December 31, 2012 and 2011, respectively. The majority of the Corporation's home equity lines of credit are comprised of loans with payments of interest only until their maturity. Home equity lines of credit have original maturities up to ten years. Home equity lines of credit comprised 35% and 40% of the Corporation's home equity loans at December 31, 2013 and December 31, 2012, respectively.

Consumer installment and home equity loans generally have shorter terms than residential mortgage loans, but generally involve more credit risk than residential mortgage lending because of the type and nature of the collateral. The Corporation experienced decreases in losses on consumer installment and home equity loans, with net loan losses totaling 43 basis points of average consumer installment and home equity loans during 2013, compared to 53 basis points of average consumer installment and home equity loans in 2012. Consumer installment and home equity loans are spread across many individual borrowers, which minimizes the risk per loan transaction. The Corporation originates consumer installment and home equity loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer installment and home equity lending collections are dependent on the borrowers' continuing financial stability and are more likely to be affected by adverse personal situations. Collateral values on properties securing consumer installment and home equity loans are negatively impacted by many factors, including the physical condition of the collateral and property values, although losses on consumer installment and home equity loans are often more significantly impacted by the unemployment rate and other economic conditions. The unemployment rate in the State of Michigan was 8.4% at December 31, 2013, compared to 8.9% at December 31, 2012, although still higher than the national average of 6.7% at December 31, 2013.
ASSET QUALITY
Nonperforming Assets
Nonperforming assets include nonperforming loans, which consist of originated loans for which the accrual of interest has been discontinued (nonaccrual loans), originated loans that are past due as to principal or interest by 90 days or more and still accruing interest and nonperforming loans that have been modified under troubled debt restructurings (TDRs). Nonperforming assets also include assets obtained through foreclosures and repossessions. The Corporation transfers an originated loan that is 90 days or more past due to nonaccrual status (except for loans that are secured by residential real estate, which are transferred at 120 days past due), unless it believes the loan is both well-secured and in the process of collection. For loans classified as nonaccrual, including those with modifications, the Corporation does not expect to receive all principal and interest payments, and therefore, any payments are recognized as principal reductions when received. Conversely, the Corporation expects to receive all principal and interest payments on loans that meet the definition of nonperforming TDR status. TDRs continue to be reported as nonperforming loans until a six-month payment history of principal and interest payments is sustained in accordance with the terms of the loan modification, at which time the loan is no longer considered a nonperforming asset and the Corporation moves the loan to a performing TDR status.
Nonperforming assets were $91.8 million at December 31, 2013, a decrease of $17.5 million, or 16%, from $109.3 million at December 31, 2012. Nonperforming assets also decreased $22.5 million, or 17%, during 2012 from $131.8 million at December 31, 2011. Nonperforming assets comprised 1.48%, 1.85% and 2.47% of total assets at December 31, 2013, 2012 and 2011, respectively. The decreases in nonperforming assets during 2013 and 2012 are a sign of improvement in the credit quality of the Corporation's loan portfolio and the improving economic climate in Michigan that began in 2011. However, the Corporation's levels of nonperforming assets have remained elevated, compared to historical levels, due to an unfavorable economic climate within the State of Michigan that has existed for more than five years that has resulted in cash flow difficulties being encountered by an elevated level of commercial and consumer loan customers. The Corporation's nonperforming assets are not concentrated in any one industry or any one geographical area within Michigan, other than $4.7 million in nonperforming land development loans. At December 31, 2013, there were only two commercial loan relationships that exceeded $5.0 million, totaling $12.3 million, that were in a nonperforming status. Based on declines in both residential and commercial real estate appraised values due to the weakness in the Michigan economy over the past several years, management continues to evaluate and, when appropriate, obtain new appraisals or discount appraised values of existing appraisals to compute estimated net realizable values of nonperforming real estate secured loans and other real estate properties. While the economic climate within Michigan has shown signs of improvement, it is management's belief that nonperforming assets will remain at elevated levels during 2014.

Table 5 provides a five-year history of nonperforming assets, including the composition of nonperforming loans by major loan category.
TABLE 5. NONPERFORMING ASSETS

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonaccrual loans(1):
Commercial	$18,374	$14,601	$10,726	$16,668	$19,309
Commercial real estate	28,598	37,660	43,381	55,104	49,419
Real estate construction	371	1,217	1,057	5,454	795
Land development	2,309	4,184	6,190	8,967	14,389
Residential mortgage	8,921	10,164	12,573	12,083	15,508
Consumer installment	676	739	1,707	1,751	4,009
Home equity	2,648	2,733	2,760	2,935	3,160
Total nonaccrual loans	61,897	71,298	78,394	102,962	106,589
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	536	—	1,381	530	1,371
Commercial real estate	190	87	374	1,350	3,971
Real estate construction	—	—	287	735	1,990
Land development	—	—	—	485	—
Residential mortgage	537	1,503	752	3,253	3,614
Consumer installment	—	—	—	—	—
Home equity	734	769	1,023	1,055	787
Total accruing loans contractually past due 90 days or more as to interest or principal payments	1,997	2,359	3,817	7,408	11,733
Nonperforming TDRs(2):
Commercial loan portfolio	13,414	13,876	14,675	15,057	—
Consumer loan portfolio	4,676	3,321	9,383	22,302	17,433
Total nonperforming TDRs	18,090	17,197	24,058	37,359	17,433
Total nonperforming loans	81,984	90,854	106,269	147,729	135,755
Other real estate and repossessed assets(3)	9,776	18,469	25,484	27,510	17,540
Total nonperforming assets	$91,760	$109,323	$131,753	$175,239	$153,295
Nonperforming loans as a percent of total loans	1.76%	2.18%	2.77%	4.01%	4.54%
Nonperforming assets as a percent of total assets	1.48%	1.85%	2.47%	3.34%	3.61%

(1)
There was no interest income recognized on nonaccrual loans in 2013 while they were in nonaccrual status. During 2013, the Corporation received and recognized $0.9 million of interest income on these loans while they were in an accruing status. Additional interest income of $3.5 million would have been recorded in 2013 on nonaccrual loans existing at December 31, 2013 had they been current in accordance with their original terms.

(2)
Interest income of $3.2 million was recorded in 2013 on performing and nonperforming TDRs. The interest income recognized on residential mortgage TDRs may include accretion of an identified impairment at the time of modification, which is attributable to a temporary reduction in the borrower's interest rate.

(3)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held for sale.
The Corporation's nonaccrual loans at December 31, 2013, 2012, 2011 and 2010 included $37.3 million, $47.5 million, $41.8 million and $59.4 million, respectively, of loans that meet the definition of a TDR (nonaccrual TDR). These loans have been modified by providing the borrower a financial concession that is intended to improve the Corporation's probability of collection of the amounts due.

The following schedule summarizes changes in nonaccrual loans (including nonaccrual TDRs) during 2013 and 2012:

	Years Ended December 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$71,298	$78,394
Additions during period	49,157	52,265
Principal balances charged off	(18,185)	(17,169)
Transfers to other real estate/repossessed assets	(5,072)	(12,830)
Return to accrual status	(17,039)	(10,956)
Payments received	(18,262)	(18,406)
Balance at end of period	$61,897	$71,298
Nonperforming Loans
The following schedule provides the composition of nonperforming loans, by major loan category, as of December 31, 2013 and 2012.

	December 31,
	2013		2012
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	$22,617	28%	$19,763	22%
Commercial real estate	36,082	44	42,472	47
Real estate construction	371	1	1,217	1
Land development	4,722	5	8,173	9
Subtotal — commercial loan portfolio	63,792	78	71,625	79
Consumer loan portfolio:
Residential mortgage	14,134	17	14,988	16
Consumer installment	676	1	739	1
Home equity	3,382	4	3,502	4
Subtotal — consumer loan portfolio	18,192	22	19,229	21
Total nonperforming loans	$81,984	100%	$90,854	100%
Total nonperforming loans were $82.0 million at December 31, 2013, a decrease of $8.9 million, or 9.8%, compared to $90.9 million at December 31, 2012. The Corporation's nonperforming loans in the commercial loan portfolio were $63.8 million at December 31, 2013, a decrease of $7.8 million, or 11%, from $71.6 million at December 31, 2012. The decreases in nonperforming loans in the commercial loan portfolio were attributable to a combination of improving economic conditions and net loan charge-offs. Net loan charge-offs in the commercial loan portfolio totaled $9.4 million and $12.7 million during 2013 and 2012, respectively. Nonperforming loans in the commercial loan portfolio comprised 78% of total nonperforming loans at December 31, 2013, compared to 79% at December 31, 2012. The Corporation's nonperforming loans in the consumer loan portfolio were $18.2 million at December 31, 2013, a decrease of $1.0 million, or 5.4%, from $19.2 million at December 31, 2012. The decrease in nonperforming loans in the consumer loan portfolio were primarily attributable to net loan charge-offs, which totaled $7.0 million and $9.6 million during 2013 and 2012, respectively.

Nonperforming Loans — Commercial Loan Portfolio
The following schedule presents information related to stratification of nonperforming loans in the commercial loan portfolio by dollar amount at December 31, 2013 and 2012.

	December 31,
	2013		2012
	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
$5,000,000 or more	2	$12,267	1	$6,157
$2,500,000 - $4,999,999	—	—	—	—
$1,000,000 - $2,499,999	6	9,858	16	27,408
$500,000 - $999,999	27	19,813	21	14,868
$250,000 - $499,999	25	8,318	28	9,521
Under $250,000	181	13,536	173	13,671
Total	241	$63,792	239	$71,625
Nonperforming commercial loans were $22.6 million at December 31, 2013, an increase of $2.8 million, or 14%, from $19.8 million at December 31, 2012. Nonperforming commercial loans comprised 1.9% of total commercial loans at December 31, 2013, compared to 2.0% at December 31, 2012. The increase in nonperforming commercial loans during 2013 was attributable to the downgrade to nonaccrual status during the fourth quarter of 2013 of one commercial loan relationship with an agricultural grower and processor, which totaled $6.4 million at December 31, 2013. At December 31, 2013, the borrower was experiencing some financial difficulty; however, these loans were believed to be adequately secured by income-producing farmland and other assets and the Corporation did not require a specific impairment reserve on this loan relationship at that date. Nonperforming commercial loans at December 31, 2013 were not concentrated in any single industry.
Nonperforming commercial real estate loans were $36.1 million at December 31, 2013, a decrease of $6.4 million, or 15%, from $42.5 million at December 31, 2012. Nonperforming commercial real estate loans comprised 2.9% of total commercial real estate loans at December 31, 2013, compared to 3.7% at December 31, 2012. Nonperforming commercial real estate loans secured by owner occupied real estate, non-owner occupied real estate and vacant land totaled $19.4 million, $9.6 million and $7.1million, respectively, at December 31, 2013, and comprised 2.9%, 2.5% and 22.5%, respectively, of total owner occupied real estate, non-owner occupied real estate and vacant land loans included in the Corporation's originated commercial real estate loans at December 31, 2013. At December 31, 2013, the Corporation's nonperforming commercial real estate loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation's market areas. The largest concentration of nonperforming commercial real estate loans at December 31, 2013 was one customer relationship totaling $5.7 million that was primarily secured by vacant land. This same customer relationship had nonperforming land development loans of $0.2 million and nonperforming residential mortgage loans of $0.4 million. At December 31, 2013, the loans in this relationship were believed to be adequately secured and the Corporation did not require a specific impairment reserve on them at that date.
Nonperforming real estate construction loans were $0.4 million at December 31, 2013, a decrease of $0.8 million, or 70%, from $1.2 million at December 31, 2012. Nonperforming real estate construction loans comprised 0.4% of total real estate construction loans at December 31, 2013, compared to 1.9% at December 31, 2012.
Nonperforming land development loans were $4.7 million at December 31, 2013, a decrease of $3.5 million, or 42%, from $8.2 million at December 31, 2012, with the decrease primarily attributable to the Corporation receiving payments on its nonperforming land development loans. Nonperforming land development loans comprised 24% of total land development loans at December 31, 2013, compared to 22% at December 31, 2012. At December 31, 2013, nonperforming land development loans were secured primarily by residential real estate improved lots and housing units.
At December 31, 2013, the Corporation had nonperforming loans in the commercial loan portfolio of $5.0 million that were secured by real estate and were in various stages of foreclosure, compared to $4.5 million at December 31, 2012.

Nonperforming Loans — Consumer Loan Portfolio
Nonperforming residential mortgage loans were $14.1 million at December 31, 2013, a decrease of $0.9 million, or 5.7%, from $15.0 million at December 31, 2012. Nonperforming residential mortgage loans comprised 1.5% of total residential mortgage loans at December 31, 2013, compared to 1.7% at December 31, 2012. At December 31, 2013, nonperforming residential mortgage loans totaling $4.0 million were in various stages of foreclosure, compared to $3.2 million at December 31, 2012.
Nonperforming consumer installment loans were $0.7 million at both December 31, 2013 and December 31, 2012 and comprised 0.1% of total consumer installment loans at those dates.
Nonperforming home equity loans were $3.4 million at December 31, 2013, a decrease of $0.1 million, or 3.4%, from $3.5 million at December 31, 2012. Nonperforming home equity loans comprised 0.6% of total home equity loans at December 31, 2013, compared to 0.7% at December 31, 2012.
Troubled Debt Restructurings (TDRs)
The unfavorable economic climate in Michigan has resulted in a large number of both business and consumer customers with cash flow difficulties and thus the inability to maintain their loan balances in a performing status. The Corporation determined that it was probable that certain customers who were past due on their loans, if provided a modification of their loan by reducing their monthly payment, would be able to bring their loan relationship to a performing status. The Corporation believes loan modifications will potentially result in a lower level of loan losses and loan collection costs than if the Corporation proceeded immediately through the foreclosure process with these borrowers. The loan modifications involve granting concessions to borrowers who are experiencing financial difficulty and, therefore, these loans meet the criteria to be considered TDRs.
The Corporation's performing and nonperforming TDRs continue to accrue interest at the loan's original interest rate as the Corporation expects to collect the remaining principal balance of the loan. A TDR is reported as a nonperforming loan (nonperforming TDR) until a six-month payment history of principal and interest payments is sustained in accordance with the loan modification, at which time the Corporation moves the loan to a performing status (performing TDR). If a performing TDR becomes contractually past due more than 30 days, it is transferred to a nonperforming status. Accordingly, all of the Corporation's performing TDRs at December 31, 2013 were current or less than 30 days past due. The Corporation's nonaccrual loans that meet the definition of a TDR do not accrue interest as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans.
The following summarizes the Corporation's TDRs at December 31, 2013 and 2012:

	Performing TDRs	Nonperforming TDRs				Total
		Current	Past Due 31-90 Days	Sub- Total	Nonaccrual TDRs
December 31, 2013	(In thousands)
Commercial loan portfolio	$26,839	$10,860	$2,554	$13,414	$31,961	$72,214
Consumer loan portfolio	12,732	3,797	879	4,676	5,321	22,729
Total TDRs	$39,571	$14,657	$3,433	$18,090	$37,282	$94,943
December 31, 2012
Commercial loan portfolio	$15,789	$13,361	$515	$13,876	$42,711	$72,376
Consumer loan portfolio	15,580	2,688	633	3,321	4,783	23,684
Total TDRs	$31,369	$16,049	$1,148	$17,197	$47,494	$96,060
The Corporation's performing and nonperforming TDRs in the commercial loan portfolio generally consist of loans where the Corporation has allowed borrowers to either (i) temporarily defer scheduled principal payments and make interest only payments for a short period of time (generally six months to one year) at the stated interest rate of the original loan agreement, (ii) lower payments due to a modification of the loan's original contractual terms, or (iii) enter into moderate extensions of the loan's original contractual maturity date. These TDRs are individually evaluated for impairment. Based on this evaluation, the Corporation does not expect to incur a loss on these TDRs based on its assessment of the borrowers' expected cash flows, as the pre- and post-modification effective yields are approximately the same for these loans. Accordingly, no additional provision for loan losses has been recognized related to these TDRs. Nonperforming TDRs that have made at least six consecutive months of principal and interest payments under a formal modification agreement are classified by the Corporation as performing TDRs. If a TDR in the commercial loan portfolio becomes 90 days past due as to principal or interest, or if it becomes probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the modified contractual terms, the loan is transferred to nonaccrual TDR status.

Due to the borrowers' sustained repayment histories, the Corporation had performing TDRs in the commercial loan portfolio of $26.8 million at December 31, 2013, compared to $15.8 million at December 31, 2012. The Corporation also had nonperforming TDRs in the commercial loan portfolio of $13.4 million at December 31, 2013, compared to $13.9 million at December 31, 2012. The Corporation's nonperforming TDRs in the commercial loan portfolio are categorized as a risk grade 7 (substandard - accrual) under the Corporation's risk rating system, which is further described in Note 4 to the consolidated financial statements. The weighted average contractual interest rate of the Corporation's performing and nonperforming TDRs in the commercial loan portfolio was 5.61% at December 31, 2013, compared to 5.54% at December 31, 2012. At December 31, 2013, the Corporation had $32.0 million of nonaccrual TDRs in the commercial loan portfolio, compared to $42.7 million at December 31, 2012.
A summary of changes in the Corporation's performing and nonperforming TDRs in the commercial loan portfolio follows:

	Years Ended December 31,
	2013			2012
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
	(In thousands)
Balance at beginning of period	$15,789	$13,876	$29,665	$4,765	$14,675	$19,440
Additions for modifications	—	14,571	14,571	—	19,148	19,148
Transfers to performing TDR status	12,744	(12,744)	—	15,124	(15,124)	—
Transfers to nonperforming TDR status	(2,465)	2,465	—	(3,696)	3,696	—
Principal payments and pay-offs	(2,517)	(2,830)	(5,347)	(990)	(310)	(1,300)
Transfers from (to) nonaccrual status	3,288	(1,924)	1,364	586	(8,209)	(7,623)
Balance at end of period	$26,839	$13,414	$40,253	$15,789	$13,876	$29,665
The Corporation's TDRs in the consumer loan portfolio generally consist of loans where the Corporation has reduced a borrower's monthly payments by decreasing the interest rate charged on the loan (generally to a range of 3% to 5%) for a specified period of time (generally 24 months). Once the borrowers have made at least six consecutive months of principal and interest payments under a formal modification agreement, they are classified as performing TDRs. These loans are moved to nonaccrual TDR status if the loan becomes 90 days past due as to principal or interest, or sooner if conditions warrant.
The Corporation had performing TDRs in the consumer loan portfolio of $12.7 million at December 31, 2013, compared to $15.6 million at December 31, 2012. The decrease during 2013 was largely attributable to TDRs that had reached the end of their initial modification term being refinanced at market interest rates, and thus no longer meet the definition of a TDR. The Corporation also had nonperforming TDRs in the consumer loan portfolio of $4.7 million at December 31, 2013, compared to $3.3 million at December 31, 2012. The weighted average contractual interest rate on the Corporation's performing and nonperforming TDRs in the consumer loan portfolio was 4.55% at December 31, 2013, compared to 4.54% at December 31, 2012. At December 31, 2013, the Corporation had $5.3 million of nonaccrual TDRs in the consumer loan portfolio, compared to $4.8 million at December 31, 2012.
The Corporation's cumulative redefault rate as of December 31, 2013 on its performing and nonperforming TDRs, which represents the percentage of these TDRs that transferred to nonaccrual status since the Corporation began such modifications in 2009, was 21% for performing and nonperforming TDRs in the commercial loan portfolio and 17% for performing and nonperforming TDRs in the consumer loan portfolio. The Corporation's cumulative redefault rate does not include loans that have been modified while in nonaccrual status that remain in nonaccrual status as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans.

Other Real Estate and Repossessed Assets
Other real estate and repossessed assets are components of nonperforming assets. These include other real estate (ORE), comprised of residential and commercial real estate and land development properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and repossessed assets, comprised of other personal and commercial assets. ORE totaled $9.5 million at December 31, 2013, a decrease of $8.6 million, or 47%, from $18.1 million at December 31, 2012. The reduction in ORE during 2013 was attributable to a combination of sales of ORE properties and a significant reduction in the level of additions of ORE properties due partially to improving economic conditions. Repossessed assets totaled $0.3 million at December 31, 2013, compared to $0.4 million at December 31, 2012.
The following schedule provides the composition of ORE at December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In thousands)
Composition of ORE:
Vacant land	$2,827	$3,407
Commercial real estate properties	4,678	8,359
Residential real estate properties	2,013	5,764
Residential land development properties	—	527
Total ORE	$9,518	$18,057
The following schedule summarizes ORE activity during 2013 and 2012:

	Years Ended December 31,
	2013	2012
	(In thousands)
Balance at beginning of year	$18,057	$24,888
Additions	4,134	12,988
Write-downs to fair value	(1,308)	(1,602)
Dispositions	(11,365)	(18,217)
Balance at end of year	$9,518	$18,057
The Corporation's ORE is carried at the lower of cost or fair value less estimated cost to sell. The historically large inventory of real estate properties for sale across the State of Michigan has resulted in an increase in the Corporation's carrying time and cost of holding ORE. Consequently, the Corporation had $7.5 million in ORE at December 31, 2013 that had been held in excess of one year, of which $3.0 million had been held in excess of three years. Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and the Corporation had $9.0 million of nonperforming loans that were in the process of foreclosure at December 31, 2013, it is anticipated that the level of the Corporation's ORE will remain at elevated levels.
All of the Corporation's ORE properties have been written down to fair value through a charge-off against the allowance for loan losses at the time the loan was transferred to ORE or through a subsequent write-down, recorded as an operating expense, to recognize a further market value decline of the property after the initial transfer date. Accordingly, at December 31, 2013, the carrying value of ORE of $9.5 million was reflective of $21.9 million in charge-offs or write-downs, and represented 30% of the contractual loan balance remaining at the time these loans were classified as nonperforming.
During 2013, the Corporation sold 272 ORE properties for total proceeds of $15.6 million. On an average basis, the net proceeds from these sales represented 137% of the carrying value of the property at the time of sale, with the net proceeds representing 49% of the remaining contractual loan balance at the time these loans were classified as nonperforming.
Nonperforming assets at December 31, 2013 and 2012 did not include impaired acquired loans totaling $9.8 million and $9.1 million, respectively, even though these loans were not performing in accordance with their original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools. Acquired loans not performing in accordance with the loan's original contractual terms are included in the Corporation's impaired loan schedule in Note 4 to the consolidated financial statements.

Impaired Loans
A loan is considered impaired when management determines it is probable that payment of principal and interest due will not be made according to the original contractual terms of the loan agreement. Impaired loans are accounted for at the lower of the present value of expected cash flows discounted at the loan's effective interest rate or the estimated fair value of the collateral, if the loan is collateral dependent. A portion of the allowance for loan losses is specifically allocated to impaired loans. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from amounts estimated.
Impaired loans include nonaccrual loans (including nonaccrual TDRs), performing and nonperforming TDRs and acquired loans that were not performing in accordance with their original contractual terms. Impaired loans totaled $129.3 million and $129.0 million at December 31, 2013 and 2012, respectively. A summary of impaired loans at December 31, 2013 and 2012 follows:

	December 31,
	2013	2012
	(In thousands)
Impaired loans - commercial loan portfolio:
Originated commercial loan portfolio:
Nonaccrual loans	$49,652	$57,662
Nonperforming TDRs	13,414	13,876
Performing TDRs	26,839	15,789
Subtotal	89,905	87,327
Acquired commercial loan portfolio	9,787	9,099
Total impaired loans - commercial loan portfolio	99,692	96,426
Impaired loans - consumer loan portfolio:
Nonaccrual loans	12,245	13,636
Nonperforming TDRs	4,676	3,321
Performing TDRs	12,732	15,580
Total impaired loans - consumer loan portfolio	29,653	32,537
Total impaired loans	$129,345	$128,963
The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance at December 31, 2013 and 2012 and partial loan charge-offs (confirmed losses) taken on these impaired loans:

	Amount	Valuation Allowance	Confirmed Losses	Cumulative Inherent Loss Percentage
	(Dollars in thousands)
December 31, 2013
Impaired loans — originated commercial loan portfolio:
With valuation allowance and no charge-offs	$4,534	$1,020	$—	22%
With valuation allowance and charge-offs	559	61	528	54
With charge-offs and no valuation allowance	23,759	—	19,643	45
Without valuation allowance or charge-offs	61,053	—	—	—
Total	89,905	$1,081	$20,171	19%
Impaired acquired loans	9,787
Total impaired loans to commercial borrowers	$99,692
December 31, 2012
Impaired loans — originated commercial loan portfolio:
With valuation allowance and no charge-offs	$16,054	$4,624	$—	29%
With valuation allowance and charge-offs	8,006	2,826	790	41
With charge-offs and no valuation allowance	27,634	—	16,525	37
Without valuation allowance or charge-offs	35,633	—	—	—
Total	87,327	$7,450	$17,315	27%
Impaired acquired loans	9,099
Total impaired loans to commercial borrowers	$96,426

After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that impaired loans in the commercial loan portfolio totaling $5.1 million at December 31, 2013 required a specific allocation of the allowance for loan losses (valuation allowance) of $1.1 million, compared to $24.1 million of impaired loans in the commercial loan portfolio at December 31, 2012 which required a valuation allowance of $7.5 million. The decrease in the valuation allowance during 2013 was primarily reflective of loan charge-offs of impaired loans during the year. Confirmed losses represent partial loan charge-offs on impaired loans due primarily to the receipt of a recent third-party property appraisal indicating the value of the collateral securing the loan was below the loan balance and management determined that full collection of the loan balance is not likely. The Corporation's performing and nonperforming TDRs in the commercial loan portfolio did not require a valuation allowance as the Corporation expected to collect the full principal and interest owed on each of these loans in accordance with their modified terms.
The Corporation generally does not recognize a valuation allowance for impaired loans in the consumer loan portfolio as these loans are comprised of smaller-balance homogeneous loans that are collectively evaluated for impairment. However, the Corporation had a valuation allowance attributable to TDRs in the consumer loan portfolio of $0.5 million at December 31, 2013, compared to $0.7 million at December 31, 2012, related to the reduction in the present value of expected future cash flows for these loans discounted at their original effective interest rate.
Impaired loans included acquired loans totaling $9.8 million and $9.1 million at December 31, 2013 and 2012, respectively, that were not performing in accordance with the original contractual terms of the loans. These loans did not require a valuation allowance as they are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools. These loans are not included in the Corporation's nonperforming loans.
ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses (allowance) provides for probable losses in the originated loan portfolio that have been identified with specific customer relationships and for probable losses believed to be inherent in the remainder of the originated loan portfolio but that have not been specifically identified. The allowance is comprised of specific valuation allowances (assessed for originated loans that have known credit weaknesses), pooled allowances based on assigned risk ratings and historical loan loss experience for each loan type, and an unallocated allowance for imprecision in the subjective nature of the specific and pooled allowance methodology. Management evaluates the allowance on a quarterly basis in an effort to ensure the level is adequate to absorb probable losses inherent in the loan portfolio. This evaluation process is inherently subjective as it requires estimates that may be susceptible to significant change and has the potential to affect net income materially. The Corporation's methodology for measuring the adequacy of the allowance is comprised of several key elements, which includes a review of the loan portfolio, both individually and by category, and includes consideration of changes in the mix and volume of the loan portfolio, actual loan loss experience, review of collateral values, the financial condition of the borrowers, industry and geographical exposures within the portfolio, economic conditions and employment levels of the Corporation's local markets and other factors affecting business sectors. Management believes that the allowance is currently maintained at an appropriate level, considering the inherent risk in the loan portfolio. Future significant adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies or the level of loan losses incurred.
The following schedule summarizes information related to the allowance for loan losses:

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Allowance for loan losses:
Originated loans	$78,572	$83,991	$86,733	$89,530	$80,841
Acquired loans	500	500	1,600	—	—
Total	$79,072	$84,491	$88,333	$89,530	$80,841
Nonperforming loans	$81,984	$90,854	$106,269	$147,729	$135,755
Allowance for originated loans as a percent of:
Total originated loans	1.81%	2.22%	2.60%	2.86%	2.60%
Nonperforming loans	96%	92%	82%	61%	60%
Nonperforming loans, less impaired originated loans for which the expected loss has been charged-off	135%	132%	107%	70%	70%

The allowance of the acquired loan portfolio was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair values at the date of acquisition, with the estimated fair values including a component for expected credit losses. Acquired loans are subsequently evaluated for further credit deterioration in loan pools, which consist of loans with similar credit risk characteristics. If an acquired loan pool experiences a decrease in expected cash flows as compared to those expected at the acquisition date, a portion of the allowance is allocated to acquired loans. At December 31, 2013, the allowance on the acquired loan portfolio was $0.5 million and was related to two consumer loan pools performing slightly below original expectations. There were no material changes in expected cash flows for the remaining acquired loan pools at December 31, 2013.
A summary of the activity in the allowance for loan losses for the five years ended December 31, 2013 is included in Table 6.
TABLE 6. ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Allowance for loan losses - beginning of year	$84,491	$88,333	$89,530	$80,841	$57,056
Provision for loan losses	11,000	18,500	26,000	45,600	59,000
Loan charge-offs:
Commercial	(4,104)	(6,427)	(6,950)	(8,430)	(12,001)
Commercial real estate	(7,363)	(7,930)	(13,132)	(10,811)	(9,231)
Real estate construction	(37)	(70)	(31)	(755)	(343)
Land development	(776)	(1,296)	(458)	(1,784)	(6,626)
Residential mortgage	(2,878)	(5,438)	(4,971)	(8,041)	(3,694)
Consumer installment	(3,993)	(4,605)	(4,308)	(6,289)	(5,215)
Home equity	(1,995)	(1,670)	(2,258)	(4,376)	(1,576)
Total loan charge-offs	(21,146)	(27,436)	(32,108)	(40,486)	(38,686)
Recoveries of loans previously charged off:
Commercial	1,783	744	1,676	921	904
Commercial real estate	1,086	2,246	856	426	495
Real estate construction	—	—	3	—	46
Land development	23	2	42	20	261
Residential mortgage	346	562	849	543	614
Consumer installment	1,350	1,396	1,156	1,604	1,116
Home equity	139	144	329	61	35
Total loan recoveries	4,727	5,094	4,911	3,575	3,471
Net loan charge-offs	(16,419)	(22,342)	(27,197)	(36,911)	(35,215)
Allowance for loan losses - end of year	$79,072	$84,491	$88,333	$89,530	$80,841
Net loan charge-offs during the year as a percentage of average loans outstanding during the year	0.38%	0.57%	0.73%	1.07%	1.18%
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

TABLE 7. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
	2013		2012		2011		2010		2009
	Allowance Amount	Percent of Originated Loans in Each Category to Total Loans	Allowance Amount	Percent of Originated Loans in Each Category to Total Loans	Allowance Amount	Percent of Originated Loans in Each Category to Total Loans	Allowance Amount	Percent of Originated Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in millions)
Originated loans:
Commercial	$18.2	25%	$18.8	24%	$20.7	23%	$22.2	22%	$19.1	20%
Commercial real estate	23.8	25	28.4	25	30.0	24	32.6	25	23.9	26
Real estate construction	1.6	2	1.0	1	1.3	2	1.6	2	1.9	2
Land development	0.9	—	1.8	1	2.4	1	3.0	1	3.8	2
Residential mortgage	12.8	22	13.3	23	13.0	25	10.8	25	13.1	25
Consumer installment	8.7	15	8.3	14	9.8	14	10.7	16	11.4	16
Home equity	8.1	11	7.2	12	6.0	11	5.9	9	5.9	9
Unallocated	4.5	—	5.2	—	3.5	—	2.7	—	1.7	—
Subtotal — originated loans	78.6	100%	84.0	100%	86.7	100%	89.5	100%	$80.8	100%
Acquired loans	0.5		0.5		1.6		—
Total	$79.1		$84.5		$88.3		$89.5
DEPOSITS
Total deposits were $5.12 billion at December 31, 2013, an increase of $201 million, or 4.1%, from total deposits at December 31, 2012 of $4.92 billion. The increase in total deposits during 2013 was attributable to organic deposit growth of $255 million, which was partially offset by the payoff of $54 million of maturing brokered deposits acquired in the OAK acquisition. At December 31, 2013, brokered deposits acquired in the OAK acquisition totaled less than $10 million. The organic deposit growth included increases in interest- and noninterest-bearing demand deposits and savings deposits that were partially offset by a decline in certificate of deposit accounts. Interest- and noninterest-bearing demand deposit and savings accounts were $3.79 billion at December 31, 2013 compared to $3.45 billion at December 31, 2012. In comparison, certificates of deposit were $1.33 billion at December 31, 2013 compared to $1.47 billion at December 31, 2012. Total deposits increased $555 million during 2012, with the increase in customer deposits primarily attributable to the $404 million of deposits acquired in the branch acquisition transaction on December 7, 2012. Excluding these acquired deposits, total deposits increased $151 million, or 3.4%, during 2012, with the increase attributable to organic deposit growth of $183 million, which was partially offset by the payoff of $32 million of maturing brokered deposits. Similar to 2013, the organic deposit growth included increases in interest- and noninterest-bearing demand deposits and savings deposits that were partially offset by a decline in certificate of deposit accounts.
It is the Corporation's strategy to develop customer relationships that will drive core deposit growth and stability. The Corporation's competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation's markets during 2013 and 2012, the Corporation's efforts to expand its deposit relationships with existing customers, the Corporation's financial strength and a general trend in customers holding more liquid assets have resulted in the Corporation continuing to experience increases in customer deposits.
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

At December 31, 2013, the Corporation's time deposits, which consist of certificates of deposit, totaled $1.33 billion, of which $858 million have stated maturities in 2014, although the Corporation expects the majority of these to be renewed by customers or transferred to another deposit product offered by the Corporation. The following schedule summarizes the scheduled maturities of the Corporation's time deposits:

Maturity Schedule	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
2014 maturities:
First quarter	$335,689	0.48%
Second quarter	191,363	0.81
Third quarter	168,863	0.99
Fourth quarter	161,826	0.92
Total 2014 maturities	857,741	0.74
2015 maturities	268,924	1.64
2016 maturities	91,316	1.36
2017 maturities	57,725	1.46
2018 maturities	56,225	1.31
Total time deposits	$1,331,931	1.02%
Table 8 presents the maturity distribution of time deposits of $100,000 or more at December 31, 2013. Time deposits of $100,000 or more totaled $529 million and represented 10.3% of total deposits at December 31, 2013.
TABLE 8. MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE

	December 31, 2013
	Amount	Percent
	(Dollars in thousands)
Maturity:
Within 3 months	$150,269	28.4%
After 3 but within 6 months	84,057	15.9
After 6 but within 12 months	118,280	22.3
After 12 months	176,659	33.4
Total	$529,265	100.0%
BORROWED FUNDS
Borrowed funds include short-term borrowings and FHLB advances.
Short-term borrowings are comprised of securities sold under agreements to repurchase with customers. These agreements represent funds deposited by customers, generally on an overnight basis, that are collateralized by investment securities owned by Chemical Bank, as these deposits are not covered by Federal Deposit Insurance Corporation (FDIC) insurance. These funds have been a stable source of liquidity, much like its core deposit base, and are generally only provided to customers that have an established banking relationship with Chemical Bank. The Corporation's securities sold under agreements to repurchase do not qualify as sales for accounting purposes.
Short-term borrowings were $327.4 million, $310.5 million and $303.8 million at December 31, 2013, 2012 and 2011, respectively, and were comprised solely of securities sold under agreements to repurchase with customers. Short-term borrowings, which are highly interest rate sensitive, increased $16.9 million, or 5.4%, during 2013 primarily due to additional funds deposited by the Corporation's business and municipal customers. A summary of short-term borrowings for 2013, 2012 and 2011 is included in Note 9 to the consolidated financial statements.
FHLB advances are borrowings from the Federal Home Loan Bank of Indianapolis that are secured by both a blanket security agreement of residential mortgage first lien loans with an aggregate book value equal to at least 155% of the advances and FHLB capital stock owned by Chemical Bank. The carrying value of residential mortgage first lien loans eligible as collateral under the blanket security agreement was $894 million at December 31, 2013.

FHLB advances are generally used to fund loans and a portion of the Corporation's investment securities portfolio. The Corporation had no FHLB advances outstanding at December 31, 2013, compared to $34.3 million at December 31, 2012. On January 22, 2013, the Corporation paid off early all of its FHLB advances outstanding of $34.3 million, resulting in a prepayment fee of $0.8 million. The Corporation prepaid the FHLB advances to improve its net interest income in 2013. A summary of FHLB advances outstanding at December 31, 2013 and 2012 is included in Note 10 to the consolidated financial statements.
CONTRACTUAL OBLIGATIONS AND CREDIT-RELATED COMMITMENTS
The Corporation has various financial obligations, including contractual obligations and commitments, which may require future cash payments. Refer to Notes 8, 9, 10 and 19 to the consolidated financial statements for a further discussion of these contractual obligations.
Contractual Obligations
The following schedule summarizes the Corporation's noncancelable contractual obligations and future required minimum payments at December 31, 2013.

	December 31, 2013
	Minimum Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual Obligations:	(In thousands)
Deposits with no stated maturity(1)	$3,790,454	$—	$—	$—	$3,790,454
Time deposits with a stated maturity(1)	857,741	360,240	113,950	—	1,331,931
Short-term borrowings(1)	327,428	—	—	—	327,428
Operating leases and noncancelable contracts	10,889	18,959	8,152	6,867	44,867
Other contractual obligations(2)	2,674	—	—	—	2,674
Total contractual obligations	$4,989,186	$379,199	$122,102	$6,867	$5,497,354
(1) Deposits and borrowings exclude accrued interest.
(2) Includes commitments to fund low income housing partnerships, private equity capital investments and similar types of investments.
Credit-Related Commitments
The Corporation also has credit-related commitments that may impact liquidity. The following schedule summarizes the Corporation's credit-related commitments and expected expiration dates by period at December 31, 2013.

	December 31, 2013
	Expiration Dates by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Credit-related commitments:	(In thousands)
Unused commitments to extend credit:
Commercial loans	$520,104	$86,827	$26,877	$42,359	$676,167
Home equity lines of credit	31,102	41,612	62,121	16,975	151,810
Unsecured consumer loans	9,560	1,596	5,282	1,860	18,298
Residential mortgage construction loans	31,963	—	—	—	31,963
Total unused commitments to extend credit	592,729	130,035	94,280	61,194	878,238
Undisbursed loan commitments(1)	197,305	—	—	—	197,305
Standby letters of credit	38,614	7,924	472	—	47,010
Total credit-related commitments	$828,648	$137,959	$94,752	$61,194	$1,122,553
(1) Includes $11 million of residential mortgage loans that were expected to be sold in the secondary market.
Because many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation. Refer to Note 19 to the consolidated financial statements for a further discussion of these obligations.

CASH DIVIDENDS
The Corporation's annual cash dividends paid per common share over the past five years were as follows:

	Years Ended December 31,
	2013	2012	2011	2010	2009
Annual Cash Dividend (per common share)	$0.87	$0.82	$0.80	$0.80	$1.18
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
CAPITAL
Capital supports current operations and provides the foundation for future growth and expansion. Total shareholders' equity was $696.5 million at December 31, 2013, an increase of $100.2 million, or 17%, from total shareholders' equity of $596.3 million at December 31, 2012. The increase in shareholders' equity during 2013 was attributable to the Corporation raising $53.9 million of capital in the third quarter of 2013, the Corporation's net income exceeding cash dividends paid to shareholders by $32.3 million and a $10.6 million decrease in accumulated other comprehensive losses. Shareholders' equity increased $24.6 million in 2012, with the increase attributable to the Corporation's net income exceeding cash dividends paid to shareholders by $28.4 million, which was partially offset by a $5.8 million increase in accumulated other comprehensive losses. Book value per common share at December 31, 2013 and 2012 was $23.38 and $21.69, respectively.
On September 18, 2013, the Corporation issued and sold 2,213,750 shares of common stock, including 288,750 shares of common stock that were issued and sold upon the exercise, in full, of the underwriters' over-allotment option, at a public offering price of $26.00 per share. The net proceeds from the issuance and sale of the common stock, after deducting the underwriting discount and issuance related expenses, totaled $53.9 million. The Corporation intends to use the net proceeds for general corporate purposes, which may include funding loan growth and long-term strategic opportunities that may arise in the future.
The ratio of shareholders' equity to total assets was 11.3% at December 31, 2013, compared to 10.1% at December 31, 2012. The Corporation's tangible equity, which is defined as total shareholders' equity less goodwill and other acquired intangible assets, totaled $571.0 million and $468.4 million at December 31, 2013 and 2012, respectively. The Corporation's tangible equity to assets ratio was 9.4% and 8.1% at December 31, 2013 and 2012, respectively. The increase in the Corporation's tangible equity to assets ratio during 2013 was largely attributable to the Corporation's capital raise, which increased the Corporation's tangible equity by $53.9 million.
Under the regulatory "risk-based" capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Corporation's and Chemical Bank's various asset categories. These guidelines assign risk weights to on- and off-balance sheet items in arriving at total risk-weighted assets. Regulatory capital is divided by the computed total of risk-weighted assets to arrive at the risk-based capital ratios. Risk-weighted assets at December 31, 2013 totaled $4.64 billion for both the Corporation and Chemical Bank, compared to $4.18 billion and $4.16 billion for the Corporation and Chemical Bank, respectively, at December 31, 2012.
The Corporation and Chemical Bank both continue to maintain strong capital positions, which significantly exceeded the minimum levels prescribed by the Federal Reserve at December 31, 2013, as shown in the following schedule:

	December 31, 2013
	Leverage Ratio	Risk-Based Capital Ratios
		Tier 1	Total
Actual Capital Ratios:
Chemical Financial Corporation	9.9%	12.7%	14.0%
Chemical Bank	8.7	11.2	12.5
Minimum required for capital adequacy purposes	4.0	4.0	8.0
Minimum required for "well-capitalized" capital adequacy purposes	5.0	6.0	10.0

As of December 31, 2013, Chemical Bank's capital ratios exceeded the minimum required to be categorized as well-capitalized, as defined by applicable regulatory requirements. See Note 20 to the consolidated financial statements for more information regarding the Corporation's and Chemical Bank's regulatory capital ratios.
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
In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation's common stock under a stock repurchase program. In November 2011, the board of directors of the Corporation reaffirmed the stock buy-back authorization with the qualification that the shares may only be repurchased if the share price is below the tangible book value per share of the Corporation's common stock at the time of the repurchase. Since the January 2008 authorization, no shares have been repurchased. At December 31, 2013, there were 500,000 remaining shares available for repurchase under the Corporation's stock repurchase programs.
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
Basel III
On July 2, 2013, the Board of Governors of the Federal Reserve (Reserve Board) approved the final rules implementing the Basel Committee on Banking Supervision's (BCBS) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Corporation. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the Reserve Board. The FDIC's rule is identical in substance to the final rules issued by the Reserve Board.
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
NET INTEREST INCOME
Net interest income is the difference between interest income on earning assets, such as loans, investment and non-marketable equity securities and interest-bearing deposits with the Federal Reserve Bank (FRB), and interest expense on liabilities, such as deposits and borrowings. Net interest income is the Corporation's largest source of net revenue (net interest income plus noninterest income), representing 76% of net revenue during 2013, compared to 77% in 2012 and 80% in 2011. Net interest income, on a fully taxable equivalent (FTE) basis, is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt commercial loans and investment securities. Net interest margin is calculated by dividing net interest income (FTE) by average interest-earning assets. Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Because noninterest-bearing sources of funds, or free funds (principally demand deposits and shareholders' equity), also support earning assets, the net interest margin exceeds the net interest spread.

Net interest income (FTE) in 2013, 2012 and 2011 was $202.0 million, $192.6 million and $189.0 million, respectively. The presentation of net interest income on a FTE basis is not in accordance with GAAP, but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine tax equivalent net interest income were $5.36 million, $5.04 million and $5.13 million for 2013, 2012 and 2011, respectively. These adjustments were computed using a 35% federal income tax rate.
Table 9 presents the average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on a FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for 2013, 2012 and 2011.
TABLE 9. AVERAGE BALANCES, TAX EQUIVALENT INTEREST AND EFFECTIVE YIELDS AND RATES(1)

	Years Ended December 31,
	2013			2012			2011
	Average Balance	Interest (FTE)	Effective Yield/ Rate	Average Balance	Interest (FTE)	Effective Yield/ Rate	Average Balance	Interest (FTE)	Effective Yield/ Rate
ASSETS	(Dollars in thousands)
Interest-Earning Assets:
Loans(2)	$4,366,209	$197,563	4.52%	$3,965,074	$195,122	4.92%	$3,741,850	$199,982	5.34%
Taxable investment securities	721,932	10,234	1.42	670,766	9,890	1.47	607,921	9,423	1.55
Tax-exempt investment securities	233,965	9,776	4.18	189,796	9,039	4.76	171,971	8,907	5.18
Other interest-earning assets	25,572	1,105	4.32	25,572	1,041	4.07	26,252	965	3.68
Interest-bearing deposits with FRB	281,291	738	0.26	264,919	703	0.27	423,710	1,097	0.26
Total interest-earning assets	5,628,969	219,416	3.90%	5,116,127	215,795	4.22%	4,971,704	220,374	4.43%
Less: Allowance for loan losses	(83,264)			(87,510)			(91,720)
Other Assets:
Cash and cash due from banks	121,488			113,582			113,919
Premises and equipment	74,134			67,753			65,344
Interest receivable and other assets	223,265			232,127			244,851
Total Assets	$5,964,592			$5,442,079			$5,304,098
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,093,975	$1,011	0.09%	$890,029	$971	0.11%	$820,996	$1,366	0.17%
Savings deposits	1,357,317	1,210	0.09	1,174,556	1,367	0.12	1,141,977	2,342	0.21
Time deposits	1,391,045	14,662	1.05	1,451,493	19,444	1.34	1,560,405	25,585	1.64
Short-term borrowings	337,649	484	0.14	312,729	426	0.14	287,176	524	0.18
FHLB advances	1,935	47	2.43	39,301	1,005	2.56	64,257	1,572	2.45
Total interest-bearing liabilities	4,181,921	17,414	0.42	3,868,108	23,213	0.60	3,874,811	31,389	0.81
Noninterest-bearing deposits	1,121,745	—	—	947,984	—	—	826,495	—	—
Total deposits and borrowed funds	5,303,666	17,414	0.33	4,816,092	23,213	0.48	4,701,306	31,389	0.67
Interest payable and other liabilities	34,371			38,536			33,271
Shareholders' Equity	626,555			587,451			569,521
Total Liabilities and Shareholders' Equity	$5,964,592			$5,442,079			$5,304,098
Net Interest Spread (Average yield earned minus average rate paid)			3.48%			3.62%			3.62%
Net Interest Income (FTE)		$202,002			$192,582			$188,985
Net Interest Margin (Net interest income (FTE)/total average interest-earning assets)			3.59%			3.76%			3.80%

(1)	Taxable equivalent basis using a federal income tax rate of 35%.
(2)	Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

Net interest income (FTE) of $202.0 million in 2013 was $9.4 million, or 4.9%, higher than net interest income (FTE) of $192.6 million in 2012. The increase in net interest income (FTE) in 2013, compared to 2012, was primarily attributable to an increase of $401 million in the average volume of loans outstanding and the favorable impact of interest-bearing deposits, primarily certificates of deposit, repricing lower during 2013. The increases attributable to loan growth and deposits repricing were partially offset by the unfavorable impact of interest-earning assets, primarily loans, repricing during 2013. The net interest margin was 3.59% in 2013, compared to 3.76% in 2012. The average yield on interest-earning assets decreased 32 basis points to 3.90% in 2013 from 4.22% in 2012 with the decrease primarily attributable to loans repricing at lower interest rates. The average yield on loans decreased 40 basis points to 4.52% in 2013 from 4.92% in 2012 with declines occurring across all major loan categories. The average cost of interest-bearing liabilities decreased 18 basis points to 0.42% in 2013 from 0.60% in 2012 with the decrease attributable to the repricing of time deposits at lower interest rates as they matured and were renewed in the continued low interest rate environment.
Net interest income (FTE) of $192.6 million in 2012 was $3.6 million, or 1.9%, higher than net interest income (FTE) of $189.0 million in 2011. The increase in net interest income (FTE) in 2012, compared to 2011, was primarily attributable to an increase of $223 million in the average volume of loans outstanding and the favorable impact of interest-bearing deposits, primarily certificates of deposit, repricing lower during 2012. The increases attributable to loan growth and deposits repricing were partially offset by the unfavorable impact of interest-earning assets, primarily loans, repricing during 2012. The net interest margin was 3.76% in 2012, compared to 3.80% in 2011. The average yield on interest-earning assets decreased 21 basis points to 4.22% in 2012 from 4.43% in 2011 with the decrease primarily attributable to loans repricing at lower interest rates. The average yield on loans decreased 42 basis points to 4.92% in 2012 from 5.34% in 2011 with declines occurring across all major loan categories. The average cost of interest-bearing liabilities decreased 21 basis points to 0.60% in 2012 from 0.81% in 2011 with the decrease attributable to the repricing of time deposits at lower interest rates as they matured and were renewed in the continued low interest rate environment.
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
The Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 3.25% at the end of 2008 and remained at this historically low rate through December 31, 2013. The prime interest rate has historically been 300 basis points higher than the federal funds rate. The Federal Open Market Committee (FOMC) has indicated that it will potentially keep the federal funds rate between zero and 0.25% at least as long as the unemployment rate remains above 6.5%. The national unemployment rate was 6.7% at December 31, 2013, and therefore, the prime interest rate is expected to remain at or near its current historical low level into 2014. The majority of the Corporation's variable interest rate loans in the commercial loan portfolio are tied to the prime rate.
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
TABLE 10. VOLUME AND RATE VARIANCE ANALYSIS(1) (In thousands)

	2013 Compared to 2012			2012 Compared to 2011
	Increase (Decrease) Due to Changes in		Combined Increase (Decrease)	Increase (Decrease) Due to Changes in		Combined Increase (Decrease)
	Average Volume(2)	Average Yield/ Rate(2)		Average Volume(2)	Average Yield/ Rate(2)
Changes in Interest Income on Interest-Earning Assets:
Loans	$18,620	$(16,179)	$2,441	$11,254	$(16,114)	$(4,860)
Taxable investment securities/other assets	708	(300)	408	946	(403)	543
Tax-exempt investment securities	1,949	(1,212)	737	898	(766)	132
Interest-bearing deposits with the FRB	55	(20)	35	(434)	40	(394)
Total change in interest income on interest-earning assets	21,332	(17,711)	3,621	12,664	(17,243)	(4,579)
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	213	(173)	40	49	(444)	(395)
Savings deposits	160	(317)	(157)	10	(985)	(975)
Time deposits	(664)	(4,118)	(4,782)	(1,659)	(4,482)	(6,141)
Short-term borrowings	58	—	58	38	(136)	(98)
FHLB advances	(910)	(48)	(958)	(635)	68	(567)
Total change in interest expense on interest-bearing liabilities	(1,143)	(4,656)	(5,799)	(2,197)	(5,979)	(8,176)
Total Change in Net Interest Income (FTE)	$22,475	$(13,055)	$9,420	$14,861	$(11,264)	$3,597

(1)	Taxable equivalent basis using a federal income tax rate of 35%.
(2)
The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate change in proportion to the relationship of the absolute dollar amount of the change in each.

PROVISION FOR LOAN LOSSES
The provision for loan losses (provision) is an increase to the allowance, as determined by management to provide for probable losses inherent in the originated loan portfolio and for impairment in pools of acquired loans that results from the Corporation experiencing a decrease in the expected cash flows of acquired loans during each reporting period.
The provision was $11.0 million in 2013, compared to $18.5 million in 2012 and $26.0 million in 2011. There was no provision in 2013 attributable to the acquired loan portfolio, while the provision in 2012 and 2011 included $1.1 million and $1.6 million, respectively, related to the acquired loan portfolio that was primarily attributable to one acquired loan pool experiencing a decline in expected cash flows.
The Corporation experienced net loan charge-offs of $16.4 million in 2013, compared to $22.3 million in 2012 and $27.2 million in 2011. Net loan charge-offs as a percentage of average loans were 0.38% in 2013, compared to 0.57% in 2012 and 0.73% in 2011. Net loan charge-offs in the commercial loan portfolio totaled $9.4 million in 2013, compared to $12.7 million in 2012 and $18.0 million in 2011 and represented 57% of total net loan charge-offs during both 2013 and 2012, compared to 66% in 2011. The commercial loan portfolio's net loan charge-offs in 2013 were not concentrated in any one industry or borrower. Net loan charge-offs in the consumer loan portfolio totaled $7.0 million in 2013, compared to $9.6 million in 2012 and $9.2 million in 2011.
The Corporation's provision of $11.0 million in 2013 was $5.4 million lower than 2013 net loan charge-offs and $7.5 million lower than the 2012 provision. The reduction in the provision in 2013, compared to both net loan charge-offs in 2013 and the provision in 2012, was reflective of continued improvement in credit quality of the loan portfolio that included significant decreases in loan charge-offs and nonperforming loans and no significant adverse changes in the risk grade categories of the commercial loan portfolio.

NONINTEREST INCOME
The following schedule summarizes the major components of noninterest income during the past three years:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Service charges and fees on deposit accounts	$21,939	$19,581	$18,452
Wealth management revenue	13,989	11,763	11,104
Electronic banking fees	12,213	9,793	9,127
Mortgage banking revenue	5,336	6,597	3,881
Other fees for customer services	3,288	2,598	2,451
Insurance commissions	1,650	1,836	1,413
Gain on sale of investment securities	1,133	34	—
Gain on sale of merchant card services	—	1,280	—
Other	861	1,202	462
Total noninterest income	$60,409	$54,684	$46,890
Noninterest income(1) as a percentage of:
Net revenue (net interest income plus noninterest income)	23%	22%	20%
Average total assets	0.99%	0.96%	0.88%
(1) Excludes nonrecurring items such as gain on the sale of investment securities and gain on the sale of merchant card services. See the discussion below for a description and the amounts of these nonrecurring items.
Noninterest income was $60.4 million in 2013, $54.7 million in 2012 and $46.9 million in 2011. Noninterest income in 2013 included nonrecurring income of $1.6 million, including $1.1 million attributable to available-for-sale investment securities gains and $0.5 million attributable to gains on the sales of closed branch offices, while 2012 included nonrecurring income of $2.1 million, including $1.3 million attributable to a gain from the sale of the Corporation's merchant card servicing business, $0.6 million from a partial insurance recovery of a 2008 branch cash loss and $0.2 million from a merchant card vendor settlement. Excluding nonrecurring income, noninterest income increased $6.2 million, or 12%, in 2013, compared to 2012, with increases in wealth management revenue, service charges and fees on deposit accounts and other fees for customer services partially offset by a decline in mortgage banking revenue. The increases in charges and fees for customer services were partially driven by growth in the volume of services provided as a result of the branch acquisition transaction. Excluding nonrecurring income, noninterest income increased $5.7 million, or 12%, in 2012, compared to 2011, with the increase primarily attributable to higher service charges on deposit accounts and mortgage banking revenue, although all major components of noninterest income were higher in 2012 than 2011.
During 2013, the Corporation sold $32 million of available-for-sale investment securities at a gain of $0.8 million and utilized the proceeds from the sales to pay off the Corporation's FHLB advances. The Corporation incurred prepayment fees of $0.8 million, included in other operating expenses, related to the early payoff of its FHLB advances. The Corporation also had a $4.8 million preferred stock investment security, which was carried at cost, that was redeemed by the issuer during 2013 and which resulted in the Corporation recognizing a gain of $0.3 million.
Service charges and fees on deposit accounts, which include overdraft/non-sufficient funds fees, checking account fees and other deposit account charges, were $21.9 million in 2013, $19.6 million in 2012 and $18.5 million in 2011. Service charges and fees on deposit accounts increased $2.3 million, or 12%, in 2013, compared to 2012, due primarily to additional fees earned as a result of the branch acquisition transaction. Service charges and fees on deposit accounts increased $1.1 million, or 6.1%, in 2012, compared to 2011, due to higher overdraft/non-sufficient funds fees and an increase in business checking account fees. During the second quarter of 2012, the Corporation increased certain service fees it charges for business checking accounts, the first such increase in fourteen years. Overdraft/non-sufficient funds fees included in service charges and fees on deposit accounts were $17.6 million in 2013, $15.6 million in 2012 and $14.9 million in 2011.
Wealth management revenue is comprised of investment fees that are generally based on the market value of assets within a trust account, custodial account fees and fees from the sale of investment products. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. Wealth management revenue was $14.0 million in 2013, $11.8 million in 2012 and $11.1 million in 2011. Wealth management revenue increased $2.2 million, or 19%, in 2013, compared to 2012, due to a combination of improving equity market performance that led to increased assets under management, growth in assets under management resulting from new customer accounts and an increase in fees from a higher volume of sales of investment products. Wealth management revenue increased $0.7 million, or 5.9%, in 2012, compared to 2011, due primarily to increases in fees earned resulting from a change in the composition of trust assets under administration, improving equity market performance that led to increased assets under management and growth in assets under management resulting from new customer accounts. Wealth management revenue includes fees from the sale of investment products offered through the Chemical Financial Advisors program. Fees from this program totaled $3.8 million in 2013, compared to $3.0 million in 2012 and $2.7 million in 2011.
At December 31, 2013, the estimated fair value of trust assets under administration was $2.51 billion (including discretionary assets of $1.44 billion and nondiscretionary assets of $1.07 billion), compared to $2.07 billion at December 31, 2012 (including discretionary assets of $1.18 billion and nondiscretionary assets of $892 million), and $1.95 billion at December 31, 2011 (including discretionary assets of $1.08 billion and nondiscretionary assets of $867 million). The Corporation also had customer assets within the Chemical Financial Advisors program of $737 million at December 31, 2013, compared to $669 million at December 31, 2012 and $546 million at December 31, 2011.
Electronic banking fees, which represent income earned by the Corporation from ATM transactions, debit card activity and internet banking fees, were $12.2 million in 2013, $9.8 million in 2012 and $9.1 million in 2011. Electronic banking fees increased $2.4 million, or 25%, in 2013, compared to 2012, due primarily to increased customer debit card activity that was largely attributable to additional fees earned as a result of the branch acquisition transaction, while the increase of $0.7 million, or 7.3%, in 2012, compared to 2011, was due primarily to increased customer debit card activity.
Mortgage banking revenue (MBR) includes revenue from originating, selling and servicing residential mortgage loans for the secondary market. MBR was $5.3 million in 2013, $6.6 million in 2012 and $3.9 million in 2011. MBR decreased $1.3 million, or 19%, in 2013, compared to 2012, due primarily to a lower volume of loans sold in the secondary market. MBR increased $2.7 million, or 70%, in 2012, compared to 2011, due primarily to both higher gains on the sale of loans in the secondary market and a higher volume of loans sold in the secondary market. The Corporation sold $211 million of residential mortgage loans in the secondary market during 2013, compared to $305 million during 2012 and $219 million during 2011. At December 31, 2013, the Corporation was servicing $887 million of residential mortgage loans that had been originated by the Corporation in its market areas and subsequently sold in the secondary market, down slightly from $906 million at December 31, 2012 and $903 million at December 31, 2011.
The Corporation sells residential mortgage loans in the secondary market on both a servicing retained and servicing released basis. These sales include the Corporation entering into residential mortgage loan sale agreements with buyers in the normal course of business. The agreements contain provisions that include various representations and warranties regarding the origination, characteristics and underwriting of the mortgage loans. The recourse of the buyer may result in either indemnification of the loss incurred by the buyer or a requirement for the Corporation to repurchase a loan that the buyer believes does not comply with the representations included in the loan sale agreement. Repurchase demands and loss indemnifications received by the Corporation are reviewed by a senior officer on a loan-by-loan basis to validate the claim made by the buyer. The Corporation maintains a reserve for probable losses expected to be incurred from loans previously sold in the secondary market. This contingent liability is based on trends in repurchase and indemnification requests, actual loss experience, information requests, known and inherent risks in the sale of loans in the secondary market and current economic conditions. During 2013, the Corporation incurred loan losses and buyer indemnification expenses totaling $0.2 million related to five residential mortgage loans that had been previously sold in the secondary market. During 2012 and 2011 combined, the Corporation incurred loan losses and buyer indemnification expenses totaling $0.4 million related to five residential mortgage loans that had been previously sold in the secondary market. The Corporation was also required to repurchase ten residential mortgage loans totaling $1.0 million in 2011 and 2012 that had been previously sold in the secondary market as it was determined that these loans did not meet the original qualifications for sale in the secondary market. These ten loans were all performing and their fair values approximated the repurchase price at the repurchase date. Accordingly, the Corporation did not incur a loss at the time of repurchase on any of these ten loans. The Corporation records losses resulting from the repurchase of loans previously sold in the secondary market, as well as adjustments to estimates of future probable losses, as part of its MBR in the period incurred. The Corporation's reserve for probable losses was $1.6 million at December 31, 2013, compared to $0.75 million at December 31, 2012.
All other categories of noninterest income, including other fees for customer services, insurance commissions and other noninterest income, excluding the nonrecurring income previously discussed, totaled $5.3 million in 2013, $4.8 million in 2012 and $4.3 million in 2011. Other fees for customer services include revenue from safe deposit boxes, credit card referral fees, wire transfer fees, letter of credit fees and other fees for services. Insurance commissions primarily consist of title insurance commissions received on title insurance policies issued for customers of Chemical Bank.

OPERATING EXPENSES
The following schedule summarizes the major categories of operating expenses during the past three years:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Salaries and wages	$78,014	$68,668	$61,301
Employee benefits	18,405	15,715	13,192
Occupancy	13,934	12,413	12,974
Equipment and software	13,734	13,112	11,935
Outside processing and service fees	11,134	10,679	9,583
FDIC insurance premiums	4,362	4,320	5,375
Professional fees	3,771	4,347	4,128
Postage and express mail	3,051	3,149	3,147
Advertising and marketing	2,971	3,106	2,850
Donations	2,829	1,892	1,537
Training, travel and other employee expenses	2,512	2,530	2,246
Telephone	1,940	1,693	1,631
Intangible asset amortization	1,909	1,569	1,860
Supplies	1,670	1,567	1,690
Credit-related expenses	707	3,816	9,535
Other	4,005	3,345	1,509
Total operating expenses	$164,948	$151,921	$144,493
Full-time equivalent staff (at December 31)	1,743	1,859	1,716
Efficiency ratio (1)	63.1%	60.8%	61.3%
Total operating expenses as a percentage of total average assets (1)	2.76%	2.74%	2.72%
(1) Excludes nonrecurring items such as expenses incurred in conjunction with acquisitions.
Total operating expenses were $164.9 million in 2013, $151.9 million in 2012 and $144.5 million in 2011. Operating expenses included nonrecurring costs in 2012 of $2.9 million related to the branch acquisition transaction. Excluding nonrecurring costs, operating expenses increased $15.9 million, or 11%, in 2013, compared to 2012, due largely to incremental operating costs associated with the branch acquisition transaction. The increase was also attributable to higher employee compensation costs resulting from merit increases that took effect at the beginning of 2013, market-based salary adjustments, higher performance-based compensation and higher group health care costs, all of which were partially offset by lower credit-related expenses. Excluding nonrecurring costs, operating expenses increased $4.5 million, or 3.1%, in 2012, compared to 2011, with the increase primarily due to higher employee compensation costs and equipment and software expenses, which were partially offset by lower credit-related expenses and FDIC insurance premiums.
Salaries and wages were $78.0 million in 2013, $68.7 million in 2012 and $61.3 million in 2011. Salaries and wages expense increased $9.3 million, or 14%, in 2013, compared to 2012, due primarily to incremental costs associated with the branch acquisition transaction. The increase was also attributable to merit increases that took effect at the beginning of 2013 and higher performance-based compensation expense. Salaries and wages expense increased $7.4 million, or 12%, in 2012, compared to 2011, due primarily to new positions, merit and market driven salary increases that took effect at the beginning of 2012 and higher performance-based compensation expense. Performance-based compensation expense was $8.9 million in 2013, compared to $7.2 million in 2012 and $5.3 million in 2011.
Employee benefits expense was $18.4 million in 2013, $15.7 million in 2012 and $13.2 million in 2011. Employee benefits expense increased $2.7 million, or 17%, in 2013, compared to 2012, due primarily to incremental costs associated with the branch acquisition transaction and higher group health care costs and pension plan expenses. Employee benefits expense increased $2.5 million, or 19%, in 2012, compared to 2011, due primarily to higher group health care costs and pension plan expenses. Pension plan expenses were $1.7 million in 2013, $1.4 million in 2012 and $0.7 million in 2011. The increases in pension plan expenses during 2013 and 2012 were the result of decreases in the discount rate used to value the pension plan's projected benefit obligations. Postretirement plan expenses increased $0.6 million during 2013 due to a change in the plan which provided benefits to certain employees who met age and service requirements.

Compensation expenses, which include salaries and wages and employee benefits, as a percentage of total operating expenses were 58.5% in 2013, 55.5% in 2012 and 51.6% in 2011.
Occupancy expense was $13.9 million in 2013, $12.4 million in 2012 and $13.0 million in 2011. Occupancy expense increased $1.5 million, or 12%, in 2013, compared to 2012, due primarily to incremental operating costs associated with the branch acquisition transaction. Occupancy expense decreased $0.6 million, or 4.3%, in 2012, compared to 2011, due to lower maintenance, utility and property tax expenses, which were partially offset by higher depreciation expense. Occupancy expense included depreciation expense on buildings of $3.7 million in 2013, $3.3 million in 2012 and $3.1 million in 2011.
Equipment and software expense was $13.7 million in 2013, $13.1 million in 2012 and $11.9 million in 2011. Equipment and software expense increased $0.6 million, or 4.7%, in 2013, compared to 2012, due primarily to incremental operating costs associated with the branch acquisition transaction, including higher equipment depreciation and maintenance costs. Equipment and software expense increased $1.2 million, or 9.9%, in 2012, compared to 2011, due primarily to higher software expense where the cost is based on the number of users or is volume-based, both of which were higher in 2012 than 2011. Equipment and software expense included depreciation expense on equipment of $5.0 million in 2013 and $4.8 million in both 2012 and 2011.
Outside processing and service fees were $11.1 million in 2013, $10.7 million in 2012 and $9.6 million in 2011. Outside processing and service fees in 2012 included $0.6 million of nonrecurring costs attributable to the branch acquisition transaction. Excluding these nonrecurring costs, outside processing and service fees increased $1.1 million, or 11%, in 2013, compared to 2012, due largely to incremental operating costs associated with the branch acquisition transaction, including increased third-party volume-based costs. Outside processing and service fees increased $0.5 million, or 4.7%, in 2012, compared to 2011, due largely to increased third-party debit card processing costs resulting from increased customer debit card activity.
Professional fees were $3.8 million in 2013, $4.3 million in 2012 and $4.1 million in 2011. Professional fees in 2012 included $1.1 million of nonrecurring costs attributable to the branch acquisition transaction. Excluding these nonrecurring costs, professional fees increased $0.6 million, or 17%, in 2013, compared to 2012. Professional fees decreased $0.9 million, or 22%, in 2012, compared to 2011, due partially to 2011 including costs related to the Corporation's business process improvement project, which resulted in the identification of various internal project initiatives with cost saving opportunities which are expected to improve and enhance the overall Chemical Bank customer experience.
FDIC insurance premiums were $4.4 million in 2013, $4.3 million in 2012 and $5.4 million in 2011. FDIC insurance premiums increased $0.1 million, or 1.0%, in 2013, compared to 2012, due to an increase in the Corporation's assessment base (defined as average assets less average Tier 1 capital), which was partially offset by a decrease in the Corporation's assessment rate resulting from improvement in the Corporation's earnings and the credit quality of its loan portfolio. FDIC insurance premiums decreased $1.1 million, or 20%, in 2012, compared to 2011, due primarily to a change in the assessment base and a lower assessment rate applicable to the Corporation. Effective April 1, 2011, the Corporation's assessment base changed from average deposits to average consolidated total assets less average Tier 1 capital and its assessment rate declined from approximately 16 basis points to 9 basis points, on an annualized basis. The Corporation's FDIC insurance premiums in 2012 were also lower than 2011 partially due to reductions in its assessment rate resulting from improvement in the Corporation's earnings and the credit quality of its loan portfolio.
Credit-related expenses are comprised of other real estate (ORE) net costs and loan collection costs. ORE net costs are comprised of costs to carry ORE, such as property taxes, insurance and maintenance costs, fair value write-downs after a property is transferred to ORE and net gains/losses from the disposition of ORE. Loan collection costs include legal fees, appraisal fees and other costs recognized in the collection of loans with deteriorated credit quality and in the process of foreclosure. Credit-related expenses were $0.7 million in 2013, $3.8 million in 2012 and $9.5 million in 2011. Credit-related expenses decreased $3.1 million, or 82%, in 2013, compared to 2012, due to a combination of higher gains on the sale of ORE properties, lower ORE operating costs and lower loan collection costs on nonperforming and watch loan credits as the credit quality of the Corporation's loan portfolio continued to improve. Credit-related expenses decreased $5.7 million, or 60%, in 2012, compared to 2011, due to a combination of the Corporation recognizing net gains on the sale of ORE properties during 2012, compared to a net expense from write-downs of ORE properties during 2011, and lower ORE operating and loan collection costs. The Corporation recognized net gains on the sale of ORE properties of $2.9 million and $1.5 million in 2013 and 2012, respectively, compared to a net write-down of $2.6 million during 2011. Property taxes on ORE were $0.8 million in 2013, $1.5 million in 2012 and $2.2 million in 2011. Other operating costs on ORE were $1.0 million in 2013, $1.3 million in 2012 and $1.2 million in 2011. Loan collection costs were $1.8 million in 2013, $2.5 million in 2012 and $3.5 million in 2011.
Donations were $2.8 million in 2013, $1.9 million in 2012 and $1.5 million in 2011. Donations increased $0.9 million, or 50%, in 2013, compared to 2012. Donations increased $0.4 million, or 23%, in 2012, compared to 2011. The increases in donations during 2013 and 2012 were due to commitments to the Chemical Bank Foundation of $1.4 million and $0.5 million in 2013 and 2012, respectively. The Chemical Bank Foundation was established in 2012 with the intent of building an endowment that will serve to award grants to organizations that improve the quality of life throughout the communities served by the Corporation.

All other categories of operating expenses totaled $18.1 million in 2013, $17.0 million in 2012 and $14.9 million in 2011. All other categories of operating expenses in 2012 included nonrecurring costs of $1.2 million attributable to the branch acquisition transaction. Excluding nonrecurring costs, all other categories of operating expenses increased $2.3 million, or 14%, in 2013, compared to 2012, due largely to incremental costs associated with the branch acquisition transaction. Excluding nonrecurring costs, all other categories of operating expenses increased $0.9 million, or 6.0%, in 2012, compared to 2011.
The Corporation's efficiency ratio, which measures total operating expenses (excluding nonrecurring costs) divided by the sum of net interest income (FTE) and noninterest income (excluding nonrecurring income), was 63.1% in 2013, 60.8% in 2012 and 61.3% in 2011.
INCOME TAXES
The Corporation's effective federal income tax rate was 30.0% in 2013, 29.0% in 2012 and 28.5% in 2011. The fluctuations in the Corporation's effective federal income tax rate reflect changes each year in the proportion of interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits. The increases in the Corporation's effective federal income tax rate in 2013 and 2012, compared to 2012 and 2011, respectively, were due primarily to increases in the Corporation's pre-tax income. The Corporation had no uncertain tax positions during the three years ended December 31, 2013.
Tax-exempt income on a fully tax-equivalent (FTE) basis, net of related nondeductible interest expense, totaled $13.4 million in 2013, $12.5 million in 2012 and $12.8 million in 2011. Tax-exempt income (FTE) as a percentage of total interest income (FTE) was 6.1% in 2013, compared to 5.8% in both 2012 and 2011. Income before income taxes (FTE) was $86.5 million in 2013, $76.8 million in 2012 and $65.4 million in 2011.
LIQUIDITY
Liquidity measures the ability of the Corporation to meet current and future cash flow needs in a timely manner. Liquidity risk is the adverse impact on net interest income if the Corporation was unable to meet its cash flow needs at a reasonable cost.
Liquidity is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The Corporation manages its funding needs by maintaining a level of liquid funds through its asset/liability management process. The Corporation's largest sources of liquidity on a consolidated basis are the deposit base that comes from consumer, business and municipal customers within the Corporation's local markets, principal payments on loans, maturing investment securities, cash held at the Federal Reserve Bank (FRB) and unpledged investment securities available-for-sale. Excluding brokered and other deposits acquired in acquisitions, customer deposits increased $255 million during 2013, compared to an increase of $151 million during 2012. The Corporation's loan-to-deposit ratio increased to 90.7% at December 31, 2013 from 84.7% at December 31, 2012 as a result of loans increasing $480 million, or 11.5%, during 2013. At December 31, 2013 and 2012, the Corporation had $180 million and $514 million, respectively, of cash deposits held at the FRB. In addition, at December 31, 2013, the Corporation had unpledged investment securities available-for-sale with an amortized cost of $80 million and available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.
Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB that are generally secured by residential mortgage first lien loans. The Corporation considers advances from the FHLB as its primary wholesale source of liquidity. During the first quarter of 2013, the Corporation prepaid all of its FHLB advances outstanding totaling $34.3 million. At December 31, 2013, the Corporation's borrowing availability from the FHLB, based on its FHLB capital stock and subject to certain requirements, was $341 million. Chemical Bank can also borrow from the FRB's discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At December 31, 2013, Chemical Bank maintained an unused borrowing capacity of $34 million with the FRB's discount window based upon pledged collateral as of that date. It is management's opinion that the Corporation's borrowing capacity could be expanded, if deemed necessary, as Chemical Bank has additional borrowing capacity available at the FHLB that could be used if it increased its investment in FHLB capital stock, and Chemical Bank has a significant amount of additional assets that could be used as collateral at the FRB's discount window.
The Corporation manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements. The Corporation's primary source of liquidity is dividends from Chemical Bank.

Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. During 2013, Chemical Bank paid $24.5 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $24.5 million. During 2012, Chemical Bank paid $27.6 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $22.6 million. The Corporation had $65 million in cash at December 31, 2013, which it held in a deposit account at Chemical Bank. The Corporation's cash position increased significantly during 2013 as a result of raising $53.9 million of capital in the third quarter of 2013. The Corporation intends to use the proceeds from the capital raise for general corporate purposes, which may include funding loan growth and long-term strategic opportunities that may arise in the future. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to the Corporation's shareholders. Over the long term, cash dividends to shareholders are dependent upon earnings, capital requirements, regulatory restraints and other factors affecting Chemical Bank.
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
The Corporation's interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast (base case). At December 31, 2013 and 2012, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. Additionally, the Corporation projected the change in net interest income of an immediate 400 basis point increase in market interest rates at December 31, 2013 and 2012. The Corporation did not project an immediate 400 basis point decrease in interest rates as the likelihood of a decrease of this size was considered unlikely given prevailing interest rate levels. These projections were based on the Corporation's assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and residential mortgage and consumer loans. The ALCO regularly monitors the Corporation's forecasted net interest income sensitivity to ensure that it remains within established limits.

A summary of the Corporation's interest rate sensitivity at December 31, 2013 and 2012 follows:

	Gradual Change					Immediate Change
December 31, 2013
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400
Percent change in net interest income vs. constant rates	(3.9)%	(1.8)%	—	0.1%	(0.6)%	(2.4)%
December 31, 2012
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400
Percent change in net interest income vs. constant rates	(4.1)%	(2.3)%	—	0.9%	1.3%	5.7%
At December 31, 2013, the Corporation's model simulations projected that a 100 basis point increase in interest rates would result in a positive variance of 0.1%, relative to the base case over the next twelve-month period, while 200 and 400 basis point increases in interest rates would result in negative variances in net interest income of 0.6% and 2.4%, respectively, relative to the base case over the next twelve-month period. At December 31, 2013, the Corporation's model simulations also projected that decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.8% and 3.9%, respectively, relative to the base case over the next twelve-month period. At December 31, 2012, the model simulations projected that 100, 200 and 400 basis point increases in interest rates would result in positive variances in net interest income of 0.9%, 1.3% and 5.7%, respectively, relative to the base case over the next twelve-month period, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.3% and 4.1%, respectively, relative to the base case over the next twelve-month period. The likelihood of a decrease in interest rates beyond 100 basis points at December 31, 2013 and 2012 was considered to be unlikely given prevailing interest rate levels.
The Corporation's model simulations at December 31, 2013 for a 200 basis point increase resulted in a negative variance in net interest income, relative to the base case, primarily due to the Corporation deploying excess cash into fixed-rate loans and investment securities during 2013. However, while the model simulations projected a negative variance for a 200 basis point increase, the Corporation's net interest income is still projected to be higher if interest rates were to rise 200 basis points due to the higher yield being earned on the funds deployed into loans and investment securities compared to maintaining these funds at the FRB earning 25 basis points. The Corporation's model simulations for a 100 basis point increase resulted in a slight positive variance in net interest income, relative to the base case, primarily due to the Corporation maintaining excess cash at the FRB. The Corporation's model simulations treat excess cash maintained at the FRB as a variable-rate asset. The Corporation's cash held at the FRB totaled $180 million at December 31, 2013, down from $514 million at December 31, 2012.
Future increases in market interest rates are not expected to have a significant immediate favorable impact on the Corporation's net interest income at the time of such increases because of the low percentage of variable interest rate loans in the Corporation's loan portfolio and a large percentage of variable interest rate loans at interest rate floors at December 31, 2013. The percentage of variable interest rate loans, which comprised approximately 24% of the Corporation's loan portfolio at December 31, 2013, has remained relatively consistent during the twelve-month period ended December 31, 2013. Approximately two-thirds of the Corporation's variable interest rate loans were at an interest rate floor with a majority expected to remain at their floor until they mature or market interest rates rise more than 75 basis points. The FOMC has indicated that it will keep the federal funds rate at between zero and 0.25% at least as long as the unemployment rate remains above 6.5%. The national unemployment rate was 6.7% at December 31, 2013 and therefore, corresponding increases in other market interest rates that are generally tied to the federal funds rate, such as the prime interest rate, are not expected to increase significantly during 2014.
To reduce the risk of rising interest rates adversely impacting net interest income, the Corporation has positioned its balance sheet to be more asset sensitive by holding some variable rate instruments in its investment securities portfolio. Variable rate investment securities at December 31, 2013 were $238 million, or 25% of total investment securities, compared to $281 million, or 34% of total investment securities, at December 31, 2012. The reduction in the composition of variable rate investment securities during 2013 was primarily attributable to the Corporation investing cash acquired in the branch acquisition transaction in short-term investment securities with primarily fixed interest rates.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Chemical Financial Corporation:
We have audited the accompanying consolidated statements of financial position of Chemical Financial Corporation and subsidiaries (Corporation) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemical Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chemical Financial Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2014 expressed an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.

/s/ KPMG LLP

Detroit, Michigan
February 26, 2014

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
	2013	2012
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$130,811	$142,467
Interest-bearing deposits with the Federal Reserve Bank	179,977	513,668
Total cash and cash equivalents	310,788	656,135
Investment securities:
Available-for-sale, at fair value	684,570	586,809
Held-to-maturity, at amortized cost (fair value - $268,271 at December 31, 2013 and $229,922 at December 31, 2012)	273,905	229,977
Total investment securities	958,475	816,786
Loans held-for-sale, at fair value	5,219	17,665
Loans	4,647,621	4,167,735
Allowance for loan losses	(79,072)	(84,491)
Net loans	4,568,549	4,083,244
Premises and equipment	75,308	75,458
Goodwill	120,164	120,164
Other intangible assets	13,424	15,388
Interest receivable and other assets	132,781	132,412
Total Assets	$6,184,708	$5,917,252
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$1,227,768	$1,085,857
Interest-bearing	3,894,617	3,835,586
Total deposits	5,122,385	4,921,443
Interest payable and other liabilities	38,395	54,716
Short-term borrowings	327,428	310,463
Federal Home Loan Bank (FHLB) advances	—	34,289
Total liabilities	5,488,208	5,320,911
Shareholders' equity:
Preferred stock, no par value:
Authorized – 200,000 shares, none issued	—	—
Common stock, $1 par value per share:
Authorized — 45,000,000 shares
Issued and outstanding — 29,789,825 shares at December 31, 2013 and 27,498,868 shares at December 31, 2012	29,790	27,499
Additional paid in capital	488,177	433,195
Retained earnings	199,053	166,766
Accumulated other comprehensive loss	(20,520)	(31,119)
Total shareholders' equity	696,500	596,341
Total Liabilities and Shareholders' Equity	$6,184,708	$5,917,252

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$195,590	$193,193	$197,897
Interest on investment securities:
Taxable	10,234	9,890	9,423
Tax-exempt	6,394	5,931	5,860
Dividends on nonmarketable equity securities	1,105	1,041	965
Interest on deposits with the Federal Reserve Bank	738	703	1,097
Total Interest Income	214,061	210,758	215,242
Interest Expense
Interest on deposits	16,883	21,782	29,293
Interest on short-term borrowings	484	426	524
Interest on FHLB advances	47	1,005	1,572
Total Interest Expense	17,414	23,213	31,389
Net Interest Income	196,647	187,545	183,853
Provision for loan losses	11,000	18,500	26,000
Net Interest Income after Provision for Loan Losses	185,647	169,045	157,853
Noninterest Income
Service charges and fees on deposit accounts	21,939	19,581	18,452
Wealth management revenue	13,989	11,763	11,104
Other charges and fees for customer services	17,151	14,227	12,991
Mortgage banking revenue	5,336	6,597	3,881
Gain on sale of investment securities	1,133	34	—
Gain on sale of merchant card services	—	1,280	—
Other	861	1,202	462
Total Noninterest Income	60,409	54,684	46,890
Operating Expenses
Salaries, wages and employee benefits	96,419	84,383	74,493
Occupancy	13,934	12,413	12,974
Equipment and software	13,734	13,112	11,935
Other	40,861	42,013	45,091
Total Operating Expenses	164,948	151,921	144,493
Income Before Income Taxes	81,108	71,808	60,250
Federal income tax expense	24,300	20,800	17,200
Net Income	$56,808	$51,008	$43,050
Net Income Per Common Share
Basic	$2.02	$1.86	$1.57
Diluted	2.00	1.85	1.57
Cash Dividends Declared Per Common Share	0.87	0.82	0.80

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net Income	$56,808	$51,008	$43,050
Other Comprehensive Income (Loss), Net of Tax:
Change in net unrealized gains (losses) on investment securities available-for-sale, net of tax expense (benefit) of $(3,325), $505 and $10 for the years ended December 31, 2013, 2012 and 2011, respectively	(6,177)	938	19
Reclassification adjustment for realized gain on sale of investment securities available-for-sale included in net income, net of tax expense of $311 for the year ended December 31, 2013	(577)	—	—
Change in adjustment for pension and other postretirement benefits, net of tax benefit (expense) of $(9,344), $3,623 and $6,051 for the years ended December 31, 2013, 2012 and 2011, respectively	17,353	(6,728)	(11,237)
Total other comprehensive income (loss), net of tax	10,599	(5,790)	(11,218)
Comprehensive Income	$67,407	$45,218	$31,832

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Years Ended December 31, 2013, 2012 and 2011
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share data)
Balances at January 1, 2011	$27,440	$429,511	$117,238	$(14,111)	$560,078
Comprehensive income			43,050	(11,218)	31,832
Cash dividends declared and paid of $0.80 per share			(21,964)		(21,964)
Shares issued — directors' stock plans	12	254			266
Share-based compensation	5	1,512			1,517
Balances at December 31, 2011	27,457	431,277	138,324	(25,329)	571,729
Comprehensive income			51,008	(5,790)	45,218
Cash dividends declared and paid of $0.82 per share			(22,566)		(22,566)
Shares issued — stock options	1	19			20
Shares issued — directors' stock plans	16	307			323
Shares issued — restricted stock performance units	25	(273)			(248)
Share-based compensation		1,865			1,865
Balances at December 31, 2012	27,499	433,195	166,766	(31,119)	596,341
Comprehensive income			56,808	10,599	67,407
Cash dividends declared and paid of $0.87 per share			(24,521)		(24,521)
Issuance of common stock, net of issuance costs	2,214	51,711			53,925
Shares issued — stock options	41	527			568
Shares issued — directors' stock plans	13	292			305
Shares issued — restricted stock performance units	23	(402)			(379)
Share-based compensation		2,854			2,854
Balances at December 31, 2013	$29,790	$488,177	$199,053	$(20,520)	$696,500
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Operating Activities
Net income	$56,808	$51,008	$43,050
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,000	18,500	26,000
Gains on sales of loans	(7,108)	(9,645)	(5,017)
Proceeds from sales of loans	218,237	314,521	224,341
Loans originated for sale	(198,683)	(303,723)	(217,663)
Gain on sale of investment securities	(1,133)	(34)	—
Net gains on sales of other real estate and repossessed assets	(2,943)	(1,532)	(2,208)
Net (gain) loss on disposal of premises and equipment and branch bank properties	(281)	—	616
Depreciation of premises and equipment	8,713	8,142	7,950
Amortization of intangible assets	3,492	3,969	3,615
Net amortization of premiums and discounts on investment securities	4,196	4,795	4,024
Share-based compensation expense	2,854	1,865	1,517
Deferred income tax	635	12,668	6,413
Contributions to defined benefit pension plan	(15,000)	(12,000)	—
Net decrease in interest receivable and other assets	6,478	4,295	10,747
Net increase (decrease) in interest payable and other liabilities	2,414	2,337	(909)
Net Cash Provided by Operating Activities	89,679	95,166	102,476
Investing Activities
Investment securities — available-for-sale:
Proceeds from maturities, calls and principal reductions	154,959	268,848	327,013
Proceeds from sales and redemptions	38,028	—	—
Purchases	(304,264)	(191,689)	(419,714)
Investment securities — held-to-maturity:
Proceeds from maturities, calls and principal reductions	65,790	55,352	52,115
Purchases	(109,655)	(102,034)	(70,014)
Net increase in loans	(502,687)	(330,760)	(196,484)
Proceeds from sales of other real estate and repossessed assets	18,018	24,341	19,202
Purchases of premises and equipment, net	(8,664)	(10,303)	(8,602)
Purchase of bank owned life insurance	—	—	(3,600)
Cash acquired, net of cash paid, in business combinations	—	339,372	—
Net Cash Provided by (Used in) Investing Activities	(648,475)	53,127	(300,084)
Financing Activities
Net increase in interest- and noninterest-bearing demand deposits and savings accounts	341,568	307,972	113,164
Net decrease in time deposits	(140,626)	(157,425)	(78,072)
Net increase in short-term borrowings	16,965	6,677	61,083
Repayment of FHLB advances	(34,289)	(8,768)	(31,073)
Cash dividends paid	(24,521)	(22,566)	(21,964)
Proceeds from issuance of common stock, net of issuance costs	53,925	—	—
Proceeds from directors' stock purchase plan and exercise of stock options	806	260	245
Cash paid for payroll taxes upon conversion of restricted stock units	(379)	(248)	—
Net Cash Provided by Financing Activities	213,449	125,902	43,383
Net Increase (Decrease) in Cash and Cash Equivalents	(345,347)	274,195	(154,225)
Cash and Cash Equivalents at Beginning of Year	656,135	381,940	536,165
Cash and Cash Equivalents at End of Year	$310,788	$656,135	$381,940
Supplemental Disclosures of Cash Flow Information
Interest paid	$18,047	$23,859	$32,129
Federal income taxes paid	19,150	9,029	7,787
Loans transferred to other real estate and repossessed assets	6,382	15,794	19,664
Closed branch offices transferred to other real estate	382	—	—
Business combinations:
Fair value of tangible assets acquired (noncash)	—	52,337	—
Goodwill and identifiable intangible assets acquired	—	12,350	—
Liabilities assumed	—	404,059	—
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
The Corporation's primary sources of revenue are from its loan products and investment securities, service charges and fees from customer deposit accounts and wealth management revenue.
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
The Corporation is a significant limited partner in two low income housing tax credit partnerships. These entities meet the definition of VIEs. The Corporation is not the primary beneficiary of either VIE in which it holds a limited partnership interest; therefore, the VIEs are not consolidated in the Corporation's financial statements. Exposure to loss as a result of its involvement with VIEs at December 31, 2013 was limited to approximately $3.0 million recorded as the Corporation's investment in one of the VIEs, which includes unfunded obligations to this project of $0.2 million. The Corporation's investment in this project is recorded in interest receivable and other assets and the future financial obligations are recorded in interest payable and other liabilities in the consolidated statement of financial position at December 31, 2013. The Corporation had no remaining recorded investment or unfunded obligations for the second VIE at December 31, 2013.
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

Reclassifications
Certain amounts in the consolidated statements of income for the years ended December 31, 2012 and 2011 have been reclassified to conform with the 2013 presentation. Such reclassifications had no effect on the Corporation's assets, liabilities, shareholders' equity or net income.
Business Combinations
Pursuant to the guidance of ASC Topic 805, Business Combinations (ASC 805), effective for all acquisitions with closing dates after January 1, 2009, the Corporation recognizes assets acquired and the liabilities assumed in acquisitions at their fair values as of the acquisition date, with the related acquisition and restructuring costs expensed in the period incurred.
On December 7, 2012, Chemical Bank acquired 21 branches from Independent Bank, a subsidiary of Independent Bank Corporation (branch acquisition transaction). In addition to the branch offices, which are located in the Northeast and Battle Creek regions of Michigan, the acquisition included $404 million in deposits and $44 million in loans. The purchase price of the branch offices, including equipment, was $8.1 million and the Corporation paid a premium on deposits of $11.5 million, or approximately 2.85% of total deposits. The loans were purchased at a discount of 1.75%. In connection with the branch acquisition transaction, the Corporation recorded $6.8 million of goodwill, which represented the purchase price over the fair value of identifiable net assets acquired, and $5.6 million of other intangible assets attributable to customer core deposits.
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
Investment Securities
Investment securities include investments in debt, trust preferred and preferred stock securities. Investment securities are accounted for in accordance with ASC Topic 320, Investments — Debt and Equity Securities (ASC 320), which requires investments to be classified within one of three categories (trading, held-to-maturity or available-for-sale). The Corporation held no trading investment securities at December 31, 2013 or 2012.
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

Nonmarketable Equity Securities
The Corporation is required to hold non-marketable equity securities, comprised of Federal Home Loan Bank of Indianapolis (FHLB) and FRB stock, as a condition of membership. These securities are accounted for at cost, which equals par or redemption value. These securities do not have a readily determinable fair value as their ownership is restricted and there is no market for these securities. These securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. The Corporation records these non-marketable equity securities as a component of other assets and they are periodically evaluated for impairment. Management considers these non-marketable equity securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value, if applicable. The Corporation's ownership of FHLB stock totaled $17.2 million at both December 31, 2013 and 2012 and FRB stock totaled $8.4 million at both December 31, 2013 and 2012.
Originated Loans
Originated loans include all of the Corporation's portfolio loans, excluding loans acquired on April 30, 2010 in the acquisition of OAK. Originated loans also include loans acquired as part of the branch acquisition transaction on December 7, 2012, as these loans were performing and were considered high-quality loans in accordance with the Corporation's credit underwriting standards at that date. Originated loans are stated at their principal amount outstanding, net of unearned income, charge-offs and unamortized deferred fees and costs. Loan interest income is recognized on the accrual basis. Deferred loan fees and costs are amortized over the loan term based on the level-yield method. Net loan commitment fees are deferred and amortized into fee income on a straight-line basis over the commitment period.
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
The Corporation accounts for acquired loans, which are recorded at fair value at acquisition, in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30). Under the provisions of ASC 310-30, the Corporation aggregated acquired loans with an outstanding principal balance of $105 million at the acquisition date that were determined to be loans with deteriorated credit quality and, therefore, met the scope criteria set forth in ASC 310-30. Further, the Corporation understands, as outlined in the AICPA's open letter to the Office of the Chief Accountant of the SEC dated December 18, 2009 and pending further standard setting, that for acquired loans that do not meet the scope criteria of ASC 310-30, a company may elect to account for such acquired loans pursuant to the provisions of either ASC Topic 310-20, Nonrefundable Fees and Other Costs, or ASC 310-30. The Corporation elected to apply ASC 310-30, by analogy, to acquired loans that were determined not to have deteriorated credit quality with an outstanding principal balance of $578 million at the acquisition date and thus follows the accounting and disclosure guidance of ASC 310-30 for these loans. Accordingly, the Corporation applied ASC 310-30 to the entire loan portfolio acquired in the acquisition of OAK with an outstanding principal balance of $683 million at the acquisition date. None of the acquired loans were classified as debt securities.
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
Loans Modified Under Troubled Debt Restructurings
Loans modified under troubled debt restructurings (TDRs) involve granting a concession to a borrower who is experiencing financial difficulty. Concessions generally include modifications to original loan terms, including changes to a loan's payment schedule or interest rate, which generally would not otherwise be considered. The Corporation's TDRs include performing and nonperforming TDRs, which consist of originated loans that continue to accrue interest at the loan's original interest rate as the Corporation expects to collect the remaining principal and interest on the loan, and nonaccrual TDRs, which include originated loans that are in a nonaccrual status and are no longer accruing interest, as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans. At the time of modification (except for loans on nonaccrual status), a TDR is classified as a nonperforming TDR until a six-month payment history of principal and interest payments, in accordance with the terms of the loan modification, is sustained, at which time the Corporation moves the loan to a performing status (performing TDR). If the Corporation does not expect to collect all principal and interest on the loan, the modified loan is classified as a nonaccrual TDR. All TDRs are accounted for as impaired loans and are included in the Corporation's analysis of the allowance for loan losses. A TDR that has been renewed for a borrower who is no longer experiencing financial difficulty and which yields a market rate of interest at the time of a renewal is no longer considered to be a TDR.
Loans in the Corporation's commercial loan portfolio (comprised of commercial, commercial real estate, real estate construction and land development loans) that meet the definition of a TDR generally consist of loans where the Corporation has allowed borrowers to defer scheduled principal payments and make interest-only payments for a specified period of time at the stated interest rate of the original loan agreement or reduced payments due to a moderate extension of the loan's contractual term. If the Corporation does not expect to collect all principal and interest on the loan, the modified loan is classified as a nonaccrual TDR. If the Corporation does not expect to incur a loss on the loan based on its assessment of the borrower's expected cash flows, as the pre- and post-modification effective yields are approximately the same, the loan is classified as a nonperforming TDR until a six-month payment history is sustained, at which time the loan is classified as a performing TDR. Since no loss is expected to be incurred on these loans, no additional provision for loan losses has been recognized related to these loans, and these loans accrue interest at their contractual interest rate. These loans are individually evaluated for impairment and transferred to nonaccrual status if they become 90 days past due as to principal or interest payments or if it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the modified terms of the loan.
Loans in the Corporation's consumer loan portfolio (comprised of residential mortgage, consumer installment and home equity loans) that meet the definition of a performing or nonperforming TDR generally consist of residential mortgage loans that include a concession that reduces a borrower's monthly payments by decreasing the interest rate charged on the loan for a specified period of time (generally 24 months) under a formal modification agreement. The Corporation recognizes an additional provision for loan losses related to impairment on these loans on an individual basis based on the present value of expected future cash flows discounted at the loan's original effective interest rate. These loans continue to accrue interest at their effective interest rate, which consists of contractual interest under the terms of the modification agreement in addition to an adjustment for the accretion of computed impairment. These loans are moved to nonaccrual status if they become 90 days past due as to principal or interest payments, or sooner if conditions warrant.

Impaired Loans
A loan is defined to be impaired when it is probable that payment of principal and interest will not be made in accordance with the original contractual terms of the loan agreement. Impaired loans include nonaccrual loans (including nonaccrual TDRs), performing and nonperforming TDRs and acquired loans that were not performing in accordance with original contractual terms. Impaired loans are accounted for at the lower of the present value of expected cash flows discounted at the loan's effective interest rate or the estimated fair value of the collateral, if the loan is collateral dependent. When the present value of expected cash flows or the fair value of collateral of an impaired loan in the originated loan portfolio is less than the amount of unpaid principal outstanding on the loan, the principal balance of the loan is reduced to its carrying value through either an allocation of the allowance for loan losses or a partial charge-off of the loan balance.
Nonperforming Loans
Nonperforming loans are comprised of loans for which the accrual of interest has been discontinued (nonaccrual loans, including nonaccrual TDRs), accruing originated loans contractually past due 90 days or more as to interest or principal payments and nonperforming TDRs.
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
The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be incurred in the remainder of the originated loan portfolio, but that have not been specifically identified. The Corporation utilizes its own loss experience to estimate inherent losses on loans. Internal risk ratings are assigned to each loan in the commercial loan portfolio (commercial, commercial real estate, real estate construction and land development loans) at the time of origination and are subject to subsequent periodic reviews by senior management. The Corporation performs a detailed credit quality review quarterly on all loans greater than $0.25 million that have deteriorated below certain levels of credit risk, and may allocate a specific portion of the allowance to such loans based upon this review. A portion of the allowance is allocated to the remaining loans by applying projected loss ratios, based on numerous factors. Projected loss ratios incorporate factors such as recent charge-off experience, trends with respect to adversely risk-rated loans in the commercial loan portfolio, trends with respect to past due and nonaccrual loans, changes in economic conditions and trends, changes in the value of underlying collateral and other credit risk factors. This evaluation involves a high degree of uncertainty.
In determining the allowance and the related provision for loan losses, the Corporation considers four principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired loans in the commercial loan portfolio, (ii) reserves established for adversely-rated loans in the commercial loan portfolio and nonaccrual residential mortgage, consumer installment and home equity loans based on loan loss experience of other adversely-rated loans, (iii) reserves, by loan classes, on all other loans based principally on a five-year historical loan loss experience and loan loss trends and (iv) an unallocated allowance based on the imprecision in the overall allowance methodology for loans collectively evaluated for impairment.
The first element reflects the Corporation's estimate of probable losses based upon the systematic review of individually impaired loans in the originated commercial loan portfolio. These estimates are based upon a number of objective factors, such as payment history, financial condition of the borrower and discounted collateral exposure. The Corporation measures the investment in an impaired loan based on one of three methods: the loan's observable market price; the fair value of the collateral; or the present value of expected future cash flows discounted at the loan's effective interest rate. Loans in the commercial loan portfolio that were in nonaccrual status (including nonaccrual TDRs) were valued based on the fair value of the collateral securing the loan, while performing and nonperforming TDRs in the commercial loan portfolio were valued based on the present value of expected future cash flows discounted at the loan's effective interest rate. It is the Corporation's general policy to obtain new appraisals at least annually on nonaccrual loans in the commercial loan portfolio and at least every other year on nonperforming TDRs in the commercial loan portfolio that are primarily secured by real estate and have a loan balance of greater than $0.25 million. When the Corporation determines that the fair value of the collateral is less than the carrying value of an impaired loan on nonaccrual status and a portion is deemed not collectible, the portion of the impairment that is deemed not collectible is charged off (confirmed loss) and deducted from the allowance. The remaining carrying value of the impaired loan is classified as a nonperforming loan. When the Corporation determines that the fair value of the collateral is less than the carrying value of an impaired loan but believes it is probable it will recover this impairment, the Corporation establishes a valuation allowance for such impairment.
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
Various regulatory agencies, as an integral part of their examination processes, periodically review the allowance. Such agencies may require additions to the allowance, based on their judgment, reflecting information available to them at the time of their examinations.
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
Forward loan commitments are accounted for as derivatives and recorded at fair value, with changes in fair value recorded through earnings. The Corporation recognizes revenue associated with the expected future cash flows of servicing loans for loans held-for-sale at the time a forward loan commitment is made to originate a held-for-sale loan, as required under SEC Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings.
The Corporation accounts for mortgage servicing rights (MSRs) by separately recognizing servicing assets. An asset is recognized for the rights to service mortgage loans that are created by the origination of mortgage loans that are sold with the servicing retained by the Corporation. The Corporation's MSRs are included in other intangible assets in the statement of financial condition. The Corporation measures its MSRs at the lower of amortized cost or fair value and amortizes MSRs in proportion to and over the period of net servicing income. The Corporation assesses MSRs for impairment on a quarterly basis based on fair value measurements. Unexpected prepayments of mortgage loans result in increased amortization of MSRs, as the remaining book value of the MSRs is expensed at the time of prepayment. Any temporary impairment of MSRs is recognized as a valuation allowance, resulting in a reduction of mortgage banking revenue. The valuation allowance is recovered when impairment that is believed to be temporary no longer exists. Other-than-temporary impairments are recognized if the recoverability of the carrying value is determined to be remote. When this occurs, the unrecoverable portion of the valuation allowance is recorded as a direct write-down to the carrying value of MSRs. This direct write-down permanently reduces the carrying value of the MSRs, precluding recognition of subsequent recoveries, and results in a reduction of mortgage banking revenue. For purposes of measuring the fair value of MSRs, the Corporation utilizes a third-party modeling software program. Servicing income is recognized when earned and is offset by the amortization of MSRs.
Premises and Equipment
Land is recorded at cost. Premises and equipment are stated at cost less accumulated depreciation. Premises and equipment are depreciated over the estimated useful lives of the assets. The estimated useful lives are generally 25 to 40 years for buildings and three to ten years for all other depreciable assets. Depreciation is computed on the straight-line method. Maintenance and repairs are charged to expense as incurred.
Other Real Estate
Other real estate (ORE) is comprised of commercial and residential real estate properties, including vacant land and development properties, obtained in partial or total satisfaction of loan obligations. ORE is recorded at the lower of cost or the estimated fair value of the property, less anticipated selling costs, based upon the property's appraised value at the date of transfer to ORE and management's estimate of the fair value of the collateral, with any difference between the net realizable value of the property and the carrying value of the loan charged to the allowance for loan losses. Subsequent changes in the fair value of ORE are recognized as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Changes in the fair value of ORE, subsequent to the initial transfer to ORE, and costs incurred to maintain ORE are recorded in other operating expenses on the consolidated statements of income. Gains or losses resulting from the sale of ORE are also recognized in other operating expenses on the date of sale. ORE totaling $9.5 million and $18.1 million at December 31, 2013 and 2012, respectively, was included in the consolidated statements of financial position in interest receivable and other assets.
Goodwill
Goodwill is not amortized, but rather is subject to impairment tests annually, or more frequently if triggering events occur and indicate potential impairment. The Corporation's annual goodwill impairment test was performed as of October 31, 2013. The Corporation elected to bypass the qualitative assessment of goodwill impairment that became acceptable as a result of FASB Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment (ASU 2011-08) and performed Step 1 of the goodwill impairment test as of October 31, 2013, consistent with the Corporation's historical practice.
The income and market approach methodologies prescribed in ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), were utilized to estimate the value of the Corporation's goodwill under Step 1 of the goodwill impairment test. The income approach quantifies the present value of future economic benefits by capitalizing or discounting the cash flows of a business. This approach considers projected dividends, earnings, dividend paying capacity and future residual value. The market approach estimates the fair value of the entity by comparing it to similar companies that have recently been acquired or companies that are publicly traded on an organized exchange. The market approach includes a comparison of the financial condition of the entity against the financial characteristics and pricing information of comparable companies. As a result of performing the Step 1 goodwill impairment evaluation, the Corporation determined that its goodwill was not impaired at October 31, 2013.The Corporation also determined that no triggering events occurred that indicated impairment from the most recent valuation date through December 31, 2013 and that the Corporation's goodwill was not impaired at December 31, 2013.
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
The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Corporation to record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At December 31, 2013 and 2012, the Corporation had elected the fair value option on all of its residential mortgage loans held-for-sale. The Corporation has not elected the fair value option for any other financial assets or liabilities.

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
The discount rate enables the Corporation to state expected future benefit payments as a present value on the measurement date. The Corporation determined the discount rate at December 31, 2013 and 2012 by utilizing the results from a discount rate model that involves selecting a portfolio of bonds to settle the projected benefit payments of each plan. The selected bond portfolios are derived from a universe of corporate bonds rated at Aa quality. After a bond portfolio is selected, a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plan's benefit payments which represents the discount rate. A lower discount rate increases the present value of benefit obligations and increases pension, supplemental pension and postretirement benefit expenses.
To determine the expected long-term rate of return on defined benefit pension plan assets, the Corporation considers the current asset allocation of the defined benefit pension plan, as well as historical and expected returns on each asset class. A lower expected rate of return on defined benefit pension plan assets will increase pension expense.
The Corporation recognizes the over- or under-funded status of a plan as an other asset or other liability in the consolidated statements of financial position as measured by the difference between the fair value of the plan assets and the projected benefit obligation. Unrecognized prior service costs and actuarial gains and losses are recognized as a component of accumulated other comprehensive income (loss). The Corporation measures defined benefit plan assets and obligations as of December 31.
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
Uncertain income tax positions are evaluated to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50% likely to be realized. Reserves for contingent income tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of audits or examinations. The Corporation had no contingent income tax liabilities recorded at December 31, 2013 and 2012.

Comprehensive Income
Comprehensive income of the Corporation includes net income and adjustments to shareholders' equity for changes in unrealized gains and losses on investment securities available-for-sale and changes in the net actuarial gain/loss for the Corporation's defined benefit pension and postretirement plans, net of income taxes. The Corporation presents comprehensive income as a component in the consolidated statements of changes in shareholders' equity and the components of other comprehensive income separately in the consolidated statements of comprehensive income.
Adopted Accounting Pronouncements
Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 was effective for interim and annual periods beginning on or after December 15, 2012. The adoption of ASU 2013-02 as of January 1, 2013 did not have a material impact on the Corporation's consolidated financial condition or results of operations.
Pending Accounting Pronouncements
Obligations Resulting from Joint and Several Liability Arrangements
In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (ASU 2013-04). ASU 2013-04 provides guidance in relation to the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 is effective for interim and annual periods beginning after December 15, 2013 and should be applied retrospectively for all periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of the fiscal year of adoption. The adoption of ASU 2013-04 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.
Accounting for Investments in Qualified Affordable Housing Projects
In January 2014, the FASB issued ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, a consensus of the FASB Emerging Issues Task Force (ASU 2014-01). ASU 2014-01 allows limited liability investors in qualified affordable housing projects to amortize the cost of their investment in proportion to tax credits and other tax benefits received (referred to as the "proportional amortization method"), and present the amortization as a component of income tax expense. The proportional amortization method will replace the equity method, which requires the investment performance to be included in pre-tax income. The following conditions must be met in order for an investor to use the proportional amortization method: (i) it is probable that the tax credits allocable to the investor will be available, (ii) the investor does not have the ability to exercise significant influence over the operating and financial policies of the limited liability entity, (iii) substantially all of the projected benefits are from tax credits and other tax benefits, (iv) the investor's projected yield based solely on the cash flows from the tax credits and other tax benefits is positive, and (v) the investor is a limited liability investor in the limited liability entity for both legal and tax purposes, and the investor's liability is limited to its capital investment. The decision to apply the proportional amortization method is an accounting policy method that, if elected, must be applied consistently to all investments that meet the above conditions. An investor that does not qualify for the proportional amortization method or elects not to apply it will account for its investment under the cost or equity method in accordance with current guidance. ASU 2014-01 also introduces disclosure requirements for all investments in qualified affordable housing projects, regardless of the accounting method used for those investments. An investor must disclose (i) the nature of investments in qualified affordable housing projects and (ii) the effect of the measurement of those investments and the related tax credits on its financial statements. ASU 2014-01 is effective for public companies for interim and annual periods beginning after December 15, 2014, with early adoption permitted. Once adopted, the guidance must be applied retrospectively to all periods presented. The adoption of ASU 2014-01 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.
In-Substance Foreclosures
In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a consensus of the FASB Emerging Issues Task Force (ASU 2014-04). ASU 2014-04 clarifies that an in-substance foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement. ASU 2014-04 also requires disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 is effective for public companies for interim and annual periods beginning after December 15, 2014, with early adoption permitted. Once adopted, an entity can elect either (i) a modified retrospective transition method or (ii) a prospective transition method. The modified retrospective transition method is applied by means of a cumulative-effect adjustment to residential mortgage loans and foreclosed residential real estate properties existing as of the beginning of the period for which the amendments of ASU 2014-04 are effective, with real estate reclassified to loans measured at the carrying value of the real estate at the date of adoption and loans reclassified to real estate measured at the lower of net carrying value of the loan or the fair value of the real estate less costs to sell at the date of adoption. The prospective transition method is applied by means of applying the amendments of ASU 2014-04 to all instances of receiving physical possession of residential real estate properties that occur after the date of adoption. The adoption of ASU 2014-04 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.
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
Upon acquisition, the OAK loan portfolio had contractually required principal and interest payments receivable of $683 million and $97 million, respectively, expected principal and interest cash flows of $636 million and $88 million, respectively, and a fair value of $627 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $56 million at the acquisition date, with $47 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $97 million at the acquisition date. The outstanding contractual principal balance and the carrying amount of the acquired loan portfolio were $320 million and $295 million, respectively, at December 31, 2013, compared to $419 million and $393 million, respectively, at December 31, 2012.
Activity for the accretable yield, which includes contractually due interest for acquired loans that have been renewed or extended since the date of acquisition and continue to be accounted for in loan pools in accordance with ASC 310-30, follows:

	Years Ended December 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$49,390	$68,305
Additions, net of reductions*	(29)	5,057
Accretion recognized in interest income	(16,876)	(23,972)
Reclassification from nonaccretable difference	125	—
Balance at end of period	$32,610	$49,390

*
Represents additions in estimated contractual interest expected to be collected from acquired loans being renewed or extended, less reductions in contractual interest resulting from the early payoff of acquired loans.

NOTE 3 — INVESTMENT SECURITIES
The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at December 31, 2013 and 2012:

	Investment Securities Available-for-Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
December 31, 2013
Government sponsored agencies	$93,895	$250	$382	$93,763
State and political subdivisions	42,450	1,355	7	43,798
Residential mortgage-backed securities	303,495	968	5,097	299,366
Collateralized mortgage obligations	182,128	452	1,639	180,941
Corporate bonds	65,028	499	252	65,275
Preferred stock	1,389	63	25	1,427
Total	$688,385	$3,587	$7,402	$684,570
December 31, 2012
Government sponsored agencies	$97,529	$241	$213	$97,557
State and political subdivisions	47,663	2,302	—	49,965
Residential mortgage-backed securities	96,320	3,100	9	99,411
Collateralized mortgage obligations	262,790	984	182	263,592
Corporate bonds	69,788	546	539	69,795
Preferred stock	6,144	345	—	6,489
Total	$580,234	$7,518	$943	$586,809

	Investment Securities Held-to-Maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
December 31, 2013
State and political subdivisions	$263,405	$5,462	$6,846	$262,021
Trust preferred securities	10,500	—	4,250	6,250
Total	$273,905	$5,462	$11,096	$268,271
December 31, 2012
State and political subdivisions	$219,477	$8,087	$3,367	$224,197
Trust preferred securities	10,500	—	4,775	5,725
Total	$229,977	$8,087	$8,142	$229,922
The majority of the Corporation's residential mortgage-backed securities and collateralized mortgage obligations are backed by a U.S. government agency (Government National Mortgage Association) or a government sponsored enterprise (Federal Home Loan Mortgage Corporation or Federal National Mortgage Association).
The Corporation had a $4.8 million preferred stock investment security, which was carried at cost, that was redeemed by the issuer during 2013 and resulted in the Corporation recognizing a gain of $0.3 million.

At December 31, 2013, the Corporation held $10.5 million of trust preferred investment securities that were recorded as held-to-maturity, with $10.0 million of these securities representing a 100% interest in a trust preferred investment security of a small non-public bank holding company in Michigan that has been assessed by the Corporation as financially strong. The remaining $0.5 million represents a 10% interest in another trust preferred investment security of a small non-public bank holding company located in Michigan that was considered well-capitalized under regulatory guidelines at December 31, 2013.
At December 31, 2013, it was the Corporation's opinion that the market for trust preferred investment securities was not active, and thus, in accordance with GAAP, when there is a significant decrease in the volume and activity for an asset or liability in relation to normal market activity, adjustments to transaction or quoted prices may be necessary or a change in valuation technique or multiple valuation techniques may be appropriate. The Corporation obtained pricing information for its trust preferred investment securities from an independent third-party pricing source. The pricing information was based on both observable inputs and appropriate risk adjustments that market participants would make for possible nonperformance, illiquidity and issuer specifics such as size, leverage position and location. The observable inputs were based on the existing market and insight into appropriate rate of return adjustments that market participants would require for the additional risk associated with a single issue investment security of this nature. Based on the information obtained from the independent third-party pricing source, the Corporation calculated a fair value at December 31, 2013 of $6.0 million on its $10.0 million trust preferred investment security and $0.2 million on its $0.5 million trust preferred investment security, resulting in a combined unrealized loss of $4.3 million at that date. At December 31, 2013, the Corporation concluded that the $4.3 million of combined unrealized loss on the trust preferred investment securities was temporary in nature.
The following is a summary of the amortized cost and fair value of investment securities at December 31, 2013, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

	December 31, 2013
	Amortized Cost	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$144,423	$143,762
Due after one year through five years	436,081	434,027
Due after five years through ten years	101,624	100,642
Due after ten years	4,868	4,712
Preferred stock	1,389	1,427
Total	$688,385	$684,570
Investment Securities Held-to-Maturity:
Due in one year or less	$39,966	$39,981
Due after one year through five years	106,380	107,688
Due after five years through ten years	74,759	75,563
Due after ten years	52,800	45,039
Total	$273,905	$268,271

The following schedule summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized losses at December 31, 2013 and 2012, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2013	(In thousands)
Government sponsored agencies	$47,352	$205	$14,031	$177	$61,383	$382
State and political subdivisions	126,345	6,475	19,074	378	145,419	6,853
Residential mortgage-backed securities	274,076	5,097	—	—	274,076	5,097
Collateralized mortgage obligations	84,995	1,127	14,684	512	99,679	1,639
Corporate bonds	14,931	78	19,826	174	34,757	252
Trust preferred securities	—	—	6,250	4,250	6,250	4,250
Preferred stock	1,024	25	—	—	1,024	25
Total	$548,723	$13,007	$73,865	$5,491	$622,588	$18,498
December 31, 2012
Government sponsored agencies	$46,103	$213	$—	$—	$46,103	$213
State and political subdivisions	70,675	2,257	8,046	1,110	78,721	3,367
Residential mortgage-backed securities	273	1	1,305	8	1,578	9
Collateralized mortgage obligations	19,331	10	36,835	172	56,166	182
Corporate bonds	4,747	253	34,707	286	39,454	539
Trust preferred securities	—	—	5,725	4,775	5,725	4,775
Total	$141,129	$2,734	$86,618	$6,351	$227,747	$9,085
An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security at December 31, 2013, represented an other-than-temporary impairment (OTTI). Management believed that the unrealized losses on investment securities at December 31, 2013 were temporary in nature and due primarily to changes in interest rates, increased credit spreads and reduced market liquidity and not as a result of credit-related issues. Unrealized losses of $4.3 million in the trust preferred securities portfolio, related to trust preferred securities of two well-capitalized bank holding companies in Michigan, were attributable to illiquidity in the financial markets for these types of investments. The Corporation performed an analysis of the creditworthiness of these issuers and concluded that, at December 31, 2013, the Corporation expected to recover the entire amortized cost basis of these investment securities.
At December 31, 2013, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, at December 31, 2013, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. Additionally, no impairment loss was realized in the Corporation's consolidated statement of income for the year ended December 31, 2013. However, there is no assurance that OTTI may not occur in the future.
Investment securities with an amortized cost of $616 million and $501 million at December 31, 2013 and 2012, respectively, were pledged to secure public fund deposits, short-term borrowings and for other purposes as required by law.

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
Land development — Secured development loans made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date. Land development loans at December 31, 2013 and 2012 were primarily comprised of loans to develop residential properties.
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
Commercial, commercial real estate, real estate construction and land development loans are referred to as the Corporation's commercial loan portfolio, while residential mortgage, consumer installment and home equity loans are referred to as the Corporation's consumer loan portfolio. A summary of loans follows:

	December 31,
	2013	2012
	(In thousands)
Commercial loan portfolio:
Commercial	$1,176,307	$1,002,722
Commercial real estate	1,232,658	1,161,861
Real estate construction	89,795	62,689
Land development	20,066	37,548
Subtotal	2,518,826	2,264,820
Consumer loan portfolio:
Residential mortgage	960,423	883,835
Consumer installment	644,769	546,036
Home equity	523,603	473,044
Subtotal	2,128,795	1,902,915
Total loans	$4,647,621	$4,167,735

Chemical Bank has extended loans to its directors, executive officers and their affiliates. These loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time, and did not involve more than the normal risk of repayment by the borrower. The aggregate loans outstanding to the directors, executive officers and their affiliates totaled approximately $26.8 million at December 31, 2013 and $16.0 million at December 31, 2012. During 2013 and 2012, there were $54.2 million and $47.6 million, respectively, of new loans and other additions, while repayments and other reductions totaled $43.4 million and $47.8 million, respectively.
Loans held-for-sale, comprised of fixed-rate residential mortgage loans, were $5.2 million at December 31, 2013 and $17.7 million at December 31, 2012. The Corporation sold residential mortgage loans totaling $211 million in 2013 and $305 million in 2012.
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
The Corporation has a commercial loan portfolio approval process involving underwriting and individual and group loan approval authorities to consider credit quality and loss exposure at loan origination. The loans in the Corporation's commercial loan portfolio are risk rated at origination based on the grading system set forth below. The approval authority of relationship managers is established based on experience levels, with credit decisions greater than $1.0 million requiring group loan authority approval, except for four executive and senior officers who have varying limits exceeding $1.5 million and up to $3.5 million. With respect to the group loan authorities, the Corporation has a loan committee, consisting of certain executive and senior officers, that meets weekly to consider loans ranging in amounts from $1.0 million to $5.0 million, depending on risk rating and credit action required. A directors' loan committee, consisting of nine members of the board of directors, including the chief executive officer and senior credit officer, meets bi-weekly to consider loans in amounts over $5.0 million, and certain loans under $5.0 million depending on a loan's risk rating and credit action required. Loans over $10.0 million require the approval of the board of directors.
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

The following schedule presents the recorded investment of loans in the commercial loan portfolio by risk rating categories at December 31, 2013 and 2012:

	Commercial	Commercial Real Estate	Real Estate Construction	Land Development	Total
	(In thousands)
December 31, 2013
Originated Portfolio:
Risk Grades 1-5	$1,024,461	$991,964	$75,696	$6,874	$2,098,995
Risk Grade 6	20,082	34,248	654	969	55,953
Risk Grade 7	29,776	30,377	738	3,128	64,019
Risk Grade 8	17,414	28,580	371	2,309	48,674
Risk Grade 9	960	18	—	—	978
Subtotal	1,092,693	1,085,187	77,459	13,280	2,268,619
Acquired Portfolio:
Risk Grades 1-5	73,763	133,653	12,336	4,667	224,419
Risk Grade 6	5,472	5,022	—	—	10,494
Risk Grade 7	852	7,792	—	—	8,644
Risk Grade 8	3,527	1,004	—	2,119	6,650
Risk Grade 9	—	—	—	—	—
Subtotal	83,614	147,471	12,336	6,786	250,207
Total	$1,176,307	$1,232,658	$89,795	$20,066	$2,518,826
December 31, 2012
Originated Portfolio:
Risk Grades 1-5	$827,112	$846,901	$47,847	$15,010	$1,736,870
Risk Grade 6	38,066	45,261	59	497	83,883
Risk Grade 7	16,831	26,343	—	6,367	49,541
Risk Grade 8	12,540	33,345	1,217	4,184	51,286
Risk Grade 9	2,061	4,315	—	—	6,376
Subtotal	896,610	956,165	49,123	26,058	1,927,956
Acquired Portfolio:
Risk Grades 1-5	93,281	188,499	13,566	8,419	303,765
Risk Grade 6	8,225	5,900	—	237	14,362
Risk Grade 7	2,169	9,677	—	—	11,846
Risk Grade 8	2,437	1,620	—	2,834	6,891
Risk Grade 9	—	—	—	—	—
Subtotal	106,112	205,696	13,566	11,490	336,864
Total	$1,002,722	$1,161,861	$62,689	$37,548	$2,264,820
Consumer Loan Portfolio
The Corporation evaluates the credit quality of loans in the consumer loan portfolio based on the performing or nonperforming status of the loan. Loans in the consumer loan portfolio that are performing in accordance with original contractual terms and are less than 90 days past due and accruing interest are considered to be in a performing status, while those that are in nonaccrual status, contractually past due 90 days or more as to interest or principal payments or classified as a nonperforming TDR are considered to be in a nonperforming status. Nonaccrual TDRs in the consumer loan portfolio are included with nonaccrual loans, while other TDRs in the consumer loan portfolio are considered to be in a nonperforming status until they meet the Corporation's definition of a performing TDR, at which time they are considered to be in a performing status.

The following schedule presents the recorded investment of loans in the consumer loan portfolio based on loans in a performing status and loans in a nonperforming status at December 31, 2013 and 2012:

	Residential Mortgage	Consumer Installment	Home Equity	Total
	(In thousands)
December 31, 2013
Originated Loans:
Performing	$934,747	$642,370	$488,996	$2,066,113
Nonperforming	14,134	676	3,382	18,192
Subtotal	948,881	643,046	492,378	2,084,305
Acquired Loans:
Performing	11,481	1,723	31,182	44,386
Nonperforming	61	—	43	104
Subtotal	11,542	1,723	31,225	44,490
Total	$960,423	$644,769	$523,603	$2,128,795
December 31, 2012
Originated Loans:
Performing	$854,882	$543,339	$429,734	$1,827,955
Nonperforming	14,988	739	3,502	19,229
Subtotal	869,870	544,078	433,236	1,847,184
Acquired Loans:
Performing	13,843	1,958	39,637	55,438
Nonperforming	122	—	171	293
Subtotal	13,965	1,958	39,808	55,731
Total	$883,835	$546,036	$473,044	$1,902,915
Nonperforming Loans
A summary of nonperforming loans follows:

	December 31,
	2013	2012
	(In thousands)
Nonaccrual loans:
Commercial	$18,374	$14,601
Commercial real estate	28,598	37,660
Real estate construction	371	1,217
Land development	2,309	4,184
Residential mortgage	8,921	10,164
Consumer installment	676	739
Home equity	2,648	2,733
Total nonaccrual loans	61,897	71,298
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	536	—
Commercial real estate	190	87
Residential mortgage	537	1,503
Home equity	734	769
Total accruing loans contractually past due 90 days or more as to interest or principal payments	1,997	2,359
Nonperforming TDRs:
Commercial loan portfolio	13,414	13,876
Consumer loan portfolio	4,676	3,321
Total nonperforming TDRs	18,090	17,197
Total nonperforming loans	$81,984	$90,854

The Corporation's nonaccrual loans at December 31, 2013 and 2012 included $37.3 million and $47.5 million, respectively, of nonaccrual TDRs.
There was no interest income recognized on nonaccrual loans during 2013, 2012 and 2011 while the loans were in nonaccrual status. During 2013, 2012 and 2011, the Corporation recognized $0.9 million, $1.1 million and $1.0 million, respectively, of interest income on these loans while they were in an accruing status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $3.5 million in 2013, $4.5 million in 2012 and $6.0 million in 2011. During 2013, 2012 and 2011, the Corporation recognized interest income of $3.2 million, $2.9 million and $2.3 million, respectively, on performing and nonperforming TDRs.
Impaired Loans
The following schedule presents impaired loans by classes of loans at December 31, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Annual Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Impaired loans with a valuation allowance:
Commercial	$2,517	$2,656	$728	$5,398	$—
Commercial real estate	2,576	2,965	353	9,725	—
Real estate construction	—	—	—	56	—
Land development	—	—	—	719	—
Residential mortgage	17,408	17,408	510	17,689	1,123
Subtotal	22,501	23,029	1,591	33,587	1,123
Impaired loans with no related valuation allowance:
Commercial	38,838	44,377	—	24,231	990
Commercial real estate	48,220	61,444	—	41,100	1,348
Real estate construction	371	478	—	314	—
Land development	7,170	11,817	—	9,075	303
Residential mortgage	8,921	8,921	—	9,147	—
Consumer installment	676	676	—	653	—
Home equity	2,648	2,648	—	2,914	—
Subtotal	106,844	130,361	—	87,434	2,641
Total impaired loans:
Commercial	41,355	47,033	728	29,629	990
Commercial real estate	50,796	64,409	353	50,825	1,348
Real estate construction	371	478	—	370	—
Land development	7,170	11,817	—	9,794	303
Residential mortgage	26,329	26,329	510	26,836	1,123
Consumer installment	676	676	—	653	—
Home equity	2,648	2,648	—	2,914	—
Total	$129,345	$153,390	$1,591	$121,021	$3,764

The following schedule presents impaired loans by classes of loans at December 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Annual Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Impaired loans with a valuation allowance:
Commercial	$6,368	$6,818	$1,966	$6,108	$—
Commercial real estate	17,267	17,607	5,359	19,788	—
Real estate construction	171	171	75	130	—
Land development	254	254	50	1,278	—
Residential mortgage	18,901	18,901	658	21,307	1,353
Subtotal	42,961	43,751	8,108	48,611	1,353
Impaired loans with no related valuation allowance:
Commercial	23,230	27,959	—	21,651	964
Commercial real estate	37,223	48,531	—	38,342	1,020
Real estate construction	1,046	1,116	—	543	—
Land development	10,867	15,112	—	7,811	387
Residential mortgage	10,164	10,164	—	12,057	—
Consumer installment	739	739	—	1,093	—
Home equity	2,733	2,733	—	2,922	—
Subtotal	86,002	106,354	—	84,419	2,371
Total impaired loans:
Commercial	29,598	34,777	1,966	27,759	964
Commercial real estate	54,490	66,138	5,359	58,130	1,020
Real estate construction	1,217	1,287	75	673	—
Land development	11,121	15,366	50	9,089	387
Residential mortgage	29,065	29,065	658	33,364	1,353
Consumer installment	739	739	—	1,093	—
Home equity	2,733	2,733	—	2,922	—
Total	$128,963	$150,105	$8,108	$133,030	$3,724
The average annual recorded investment of impaired loans during 2011 was $157.3 million and was comprised of the following classes of loans: commercial - $29.9 million; commercial real estate - $69.4 million; real estate construction - $0.2 million; land development - $13.4 million; residential mortgage - $38.6 million; consumer installment - $2.7 million; and home equity - $3.1 million. Interest income recognized during 2011 while these loans were in impaired status was $3.6 million, including $1.0 million on commercial loans, $0.8 million on commercial real estate loans, $0.4 million on land development loans and $1.4 million on residential mortgage loans.
The difference between an impaired loan's recorded investment and the unpaid principal balance for originated loans represents a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management's assessment that full collection of the loan balance is not likely, and for acquired loans that meet the definition of an impaired loan represents fair value adjustments recognized at the acquisition date attributable to expected credit losses and the discounting of expected cash flows at market interest rates. The difference between the recorded investment and the unpaid principal balance of $24.0 million and $21.1 million at December 31, 2013 and December 31, 2012, respectively, includes confirmed losses (partial charge-offs) of $20.2 million and $17.3 million, respectively, and fair value discount adjustments of $3.8 million and $3.8 million, respectively.
Impaired loans included $9.8 million and $9.1 million at December 31, 2013 and December 31, 2012, respectively, of acquired loans that were not performing in accordance with original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loans. Impaired loans also included $39.6 million and $31.4 million at December 31, 2013 and December 31, 2012, respectively, of performing TDRs.

The following schedule presents the aging status of the recorded investment in loans by classes of loans at December 31, 2013 and 2012.

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Non-accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
December 31, 2013
Originated Portfolio:
Commercial	$4,748	$865	$536	$18,374	$24,523	$1,068,170	$1,092,693
Commercial real estate	8,560	1,604	190	28,598	38,952	1,046,235	1,085,187
Real estate construction	—	4,107	—	371	4,478	72,981	77,459
Land development	—	—	—	2,309	2,309	10,971	13,280
Residential mortgage	2,191	103	537	8,921	11,752	937,129	948,881
Consumer installment	2,630	359	—	676	3,665	639,381	643,046
Home equity	1,452	278	734	2,648	5,112	487,266	492,378
Total	$19,581	$7,316	$1,997	$61,897	$90,791	$4,262,133	$4,352,924
Acquired Portfolio:
Commercial	$—	$—	$5,656	$—	$5,656	$77,958	$83,614
Commercial real estate	—	133	1,695	—	1,828	145,643	147,471
Real estate construction	—	—	—	—	—	12,336	12,336
Land development	—	—	2,332	—	2,332	4,454	6,786
Residential mortgage	—	—	61	—	61	11,481	11,542
Consumer installment	3	51	—	—	54	1,669	1,723
Home equity	394	—	43	—	437	30,788	31,225
Total	$397	$184	$9,787	$—	$10,368	$284,329	$294,697
December 31, 2012
Originated Portfolio:
Commercial	$3,999	$730	$—	$14,601	$19,330	$877,280	$896,610
Commercial real estate	5,852	2,089	87	37,660	45,688	910,477	956,165
Real estate construction	—	—	—	1,217	1,217	47,906	49,123
Land development	—	—	—	4,184	4,184	21,874	26,058
Residential mortgage	3,161	55	1,503	10,164	14,883	854,987	869,870
Consumer installment	2,415	378	—	739	3,532	540,546	544,078
Home equity	1,618	427	769	2,733	5,547	427,689	433,236
Total	$17,045	$3,679	$2,359	$71,298	$94,381	$3,680,759	$3,775,140
Acquired Portfolio:
Commercial	$—	$—	$2,834	$—	$2,834	$103,278	$106,112
Commercial real estate	287	15	3,139	—	3,441	202,255	205,696
Real estate construction	—	—	—	—	—	13,566	13,566
Land development	—	—	2,834	—	2,834	8,656	11,490
Residential mortgage	123	—	122	—	245	13,720	13,965
Consumer installment	10	—	—	—	10	1,948	1,958
Home equity	205	—	170	—	375	39,433	39,808
Total	$625	$15	$9,099	$—	$9,739	$382,856	$392,595

Loans Modified Under Troubled Debt Restructurings (TDRs)
The following schedule presents the Corporation's TDRs at December 31, 2013 and 2012:

	Performing TDRs	Non-Performing TDRs	Nonaccrual TDRs	Total
	(In thousands)
December 31, 2013
Commercial loan portfolio	$26,839	$13,414	$31,961	$72,214
Consumer loan portfolio	12,732	4,676	5,321	22,729
Total	$39,571	$18,090	$37,282	$94,943
December 31, 2012
Commercial loan portfolio	$15,789	$13,876	$42,711	$72,376
Consumer loan portfolio	15,580	3,321	4,783	23,684
Total	$31,369	$17,197	$47,494	$96,060
The following schedule provides information on the Corporation's TDRs that were modified during the twelve months ended December 31, 2013, 2012 and 2011:

	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Twelve months ended December 31, 2013
Commercial loan portfolio:
Commercial	57	$12,123	$12,123
Commercial real estate	49	16,222	16,222
Real estate construction	4	575	575
Land development	4	1,958	1,958
Subtotal — commercial loan portfolio	114	30,878	30,878
Consumer loan portfolio (residential mortgage)	85	4,943	4,840
Total	199	$35,821	$35,718
Twelve months ended December 31, 2012 (As Revised)
Commercial loan portfolio:
Commercial	91	$13,720	$13,720
Commercial real estate	77	17,328	17,328
Land development	11	5,494	5,494
Subtotal — commercial loan portfolio	179	36,542	36,542
Consumer loan portfolio (residential mortgage)	121	9,944	9,684
Total	300	$46,486	$46,226
Twelve months ended December 31, 2011 (As Revised)
Commercial loan portfolio:
Commercial	20	$4,806	$4,806
Commercial real estate	26	6,316	6,316
Subtotal — commercial loan portfolio	46	11,122	11,122
Consumer loan portfolio (residential mortgage)	139	11,028	10,575
Total	185	$22,150	$21,697
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

The following schedule includes TDRs for which there was a payment default during the twelve months ended December 31, 2013, 2012 and 2011, whereby the borrower was past due with respect to principal and/or interest for 90 days or more, and the loan became a TDR during the twelve-month period prior to the default:

	Years Ended December 31,
	2013		2012		2011
			(As Revised)		(As Revised)
	Number of Loans	Principal Balance at Year End	Number of Loans	Principal Balance at Year End	Number of Loans	Principal Balance at Year End

	(Dollars in thousands)
Commercial loan portfolio:
Commercial	23	$2,745	10	$1,692	7	$2,659
Commercial real estate	8	4,278	15	4,993	9	1,828
Real estate construction	3	371	—	—	—	—
Land development	2	1,526	4	1,157	—	—
Subtotal — commercial loan portfolio	36	8,920	29	7,842	16	4,487
Consumer loan portfolio (residential mortgage)	22	1,826	13	1,673	21	1,964
Total	58	$10,746	42	$9,515	37	$6,451
During 2012 and 2011, the Corporation excluded nonaccrual TDRs from the schedule of TDRs that were modified during the twelve months ended December 31, 2012 and 2011 and the schedule of TDRs for which there was a payment default during the twelve months ended December 31, 2012 and 2011. The Corporation has revised the amounts reported for 2012 and 2011 in these schedules to include activity related to all TDRs, including nonaccrual TDRs.
Allowance for Loan Losses
The following schedule presents, by loan portfolio segment, the changes in the allowance for the year ended December 31, 2013 and details regarding the balance in the allowance and the recorded investment in loans at December 31, 2013 by impairment evaluation method.

	Commercial Loan Portfolio	Consumer Loan Portfolio	Unallocated	Total
	(In thousands)
Changes in allowance for loan losses for the year ended December 31, 2013:
Beginning balance	$49,975	$29,333	$5,183	$84,491
Provision for loan losses	3,895	7,843	(738)	11,000
Charge-offs	(12,280)	(8,866)	—	(21,146)
Recoveries	2,892	1,835	—	4,727
Ending balance	$44,482	$30,145	$4,445	$79,072
Allowance for loan losses balance at December 31, 2013 attributable to:
Loans individually evaluated for impairment	$1,081	$510	$—	$1,591
Loans collectively evaluated for impairment	43,401	29,135	4,445	76,981
Loans acquired with deteriorated credit quality	—	500	—	500
Total	$44,482	$30,145	$4,445	$79,072
Recorded investment (loan balance) at December 31, 2013:
Loans individually evaluated for impairment	$89,905	$17,408	$—	$107,313
Loans collectively evaluated for impairment	2,178,714	2,066,897	—	4,245,611
Loans acquired with deteriorated credit quality	250,207	44,490	—	294,697
Total	$2,518,826	$2,128,795	$—	$4,647,621

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
The allowance attributable to acquired loans of $0.5 million at both December 31, 2013 and December 31, 2012 was primarily attributable to two consumer loan pools in the acquired loan portfolio experiencing a decline in expected cash flows. There were no material changes in expected cash flows for the remaining acquired loan pools at December 31, 2013 or December 31, 2012.
NOTE 5 — PREMISES AND EQUIPMENT
A summary of premises and equipment follows:

	December 31,
	2013	2012
	(In thousands)
Cost:
Land and land improvements	$21,749	$21,588
Buildings	91,920	88,577
Equipment	61,900	58,500
Total cost	175,569	168,665
Accumulated depreciation	(100,261)	(93,207)
Total premises and equipment	$75,308	$75,458

NOTE 6 — GOODWILL
Goodwill was $120.2 million at both December 31, 2013 and December 31, 2012. During 2012, the Corporation acquired 21 branches from Independent Bank, which resulted in the recognition of $6.8 million of goodwill. Goodwill recognized in the branch acquisition transaction was primarily attributable to the premium paid by the Corporation to acquire customer core deposit accounts, which are primarily located in markets where the Corporation previously did not operate. Of the goodwill recognized in conjunction with the branch acquisition transaction, $5.9 million was deductible for tax purposes.
Goodwill is subject to impairment testing annually and on an interim basis if events or changes in circumstances indicate assets might be impaired. The Corporation's most recent goodwill impairment test performed as of October 31, 2013 did not indicate that an impairment of goodwill existed. The Corporation also determined that no triggering events occurred that indicated impairment from the most recent valuation date through December 31, 2013 and that the Corporation's goodwill was not impaired at December 31, 2013.
NOTE 7 — OTHER INTANGIBLE ASSETS
The following table shows the net carrying value of the Corporation's other intangible assets:

	December 31,
	2013	2012
	(In thousands)
Other intangible assets:
Core deposit intangible assets	$10,001	$11,910
Mortgage servicing rights (MSRs)	3,423	3,478
Total other intangible assets	$13,424	$15,388
Core Deposit Intangible Assets
The following table sets forth the carrying amount, accumulated amortization and amortization expense of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:

	December 31,
	2013	2012
	(In thousands)
Gross original amount	$18,659	$18,659
Accumulated amortization	8,658	6,749
Carrying amount	$10,001	$11,910
Amortization expense for the year ended December 31	$1,909	$1,569
There were no additions of core deposit intangible assets during 2013. In conjunction with the branch acquisition transaction in 2012, the Corporation recorded $5.6 million in core deposit intangible assets.
The estimated future amortization expense on core deposit intangible assets for the years ending after December 31, 2013 is as follows: 2014 - $1.8 million; 2015 - $1.7 million; 2016 - $1.5 million; 2017 - $1.2 million; 2018 - $1.1 million; 2019 and thereafter - $2.7 million.
Mortgage Servicing Rights (MSRs)
The following shows the net carrying value and fair value of MSRs and the total loans that the Corporation is servicing for others:

	December 31,
	2013	2012
	(In thousands)
Net carrying value of MSRs	$3,423	$3,478
Fair value of MSRs	$6,878	$4,716
Loans serviced for others that have servicing rights capitalized	$886,730	$906,314

The fair value of MSRs was estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration expected prepayment rates, discount rates, servicing costs and other economic factors that are based on current market conditions. The prepayment rates and the discount rate are the most significant factors affecting valuation of the MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. Expected loan prepayment rates are validated by a third-party model. At December 31, 2013, the weighted average coupon rate of the Corporation's servicing portfolio was 4.33% and the discount rate was 8.5%. At December 31, 2012, the weighted average coupon rate of the Corporation's servicing portfolio was 4.57% and the discount rate was 8.5%.
There was no MSR impairment valuation allowance recorded at December 31, 2013 and 2012, as the estimated fair value of MSRs exceeded the recorded book value.
The following shows activity for capitalized MSRs for the last three years:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at beginning of year	$3,478	$3,593	$3,782
Additions	1,528	2,285	1,566
Amortization	(1,583)	(2,400)	(1,755)
Balance at end of year	$3,423	$3,478	$3,593
NOTE 8 — DEPOSITS
A summary of deposits follows:

	December 31,
	2013	2012
	(In thousands)
Noninterest-bearing demand	$1,227,768	$1,085,857
Interest-bearing demand	1,169,076	1,055,052
Savings	1,393,610	1,307,977
Time deposits over $100,000	529,265	531,666
Other time deposits	802,666	940,891
Total deposits	$5,122,385	$4,921,443
Excluded from total deposits are demand deposit account overdrafts (overdrafts) which have been classified as loans. At December 31, 2013 and 2012, overdrafts totaled $3.3 million and $2.9 million, respectively. At December 31, 2013, time deposits with remaining maturities of less than one year were $858 million and time deposits with remaining maturities of one year or more were $474 million. The scheduled maturities of time deposits outstanding at December 31, 2013 were as follows: 2014 - $858 million; 2015 - $269 million; 2016 - $91 million; 2017 - $58 million; and 2018 - $56 million.
NOTE 9 — SHORT-TERM BORROWINGS
A summary of short-term borrowings, which consisted solely of securities sold under agreements to repurchase, follows:

	2013	2012	2011
	(Dollars in thousands)
Securities sold under agreements to repurchase:
Ending balance at December 31	$327,428	$310,463	$303,786
Weighted average interest rate at December 31	0.15%	0.14%	0.12%
Average amount outstanding during year	$337,649	$312,729	$287,176
Weighted average interest rate during year	0.14%	0.14%	0.18%
Maximum balance outstanding at any month-end	$357,976	$335,193	$313,626

NOTE 10 — FEDERAL HOME LOAN BANK ADVANCES
A summary of Federal Home Loan Bank (FHLB) advances outstanding at December 31, 2013 and 2012 follows:

	December 31, 2013		December 31, 2012
	Ending Balance	Weighted Average Interest Rate At Year-End	Ending Balance	Weighted Average Interest Rate At Year-End
	(Dollars in thousands)
Fixed-rate FHLB advances	$—	—%	$34,289	2.69%
FHLB advances are collateralized by a blanket lien on qualified one- to four-family residential mortgage loans. At December 31, 2013, the carrying value of these qualified loans was $894 million. The Corporation's additional borrowing availability through the FHLB, subject to the FHLB's credit requirements and policies and based on the amount of FHLB stock owned by the Corporation, was $341 million at December 31, 2013.
Prepayments of fixed-rate advances are subject to prepayment penalties under the provisions and conditions of the credit policy of the FHLB. On January 22, 2013, the Corporation paid off early all of its FHLB advances outstanding of $34.3 million, resulting in a prepayment fee of $0.8 million. The Corporation did not incur any prepayment fees in 2012 or 2011.
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
In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation's common stock under a stock repurchase program. In November 2011, the board of directors of the Corporation reaffirmed the stock buy-back authorization with the qualification that the shares may only be repurchased if the share price is below the tangible book value per share of the Corporation's common stock at the time of the repurchase. Since the January 2008 authorization, no shares have been repurchased. At December 31, 2013, there were 500,000 remaining shares available for repurchase under the Corporation's stock repurchase programs.
Underwritten Public Offering of Common Stock
On September 18, 2013, the Corporation issued and sold 2,213,750 shares of common stock, including 288,750 shares of common stock that were issued and sold upon the exercise in full of the underwriters' over-allotment option, at a public offering price of $26.00 per share. The net proceeds from the issuance and sale of the common stock, after deducting the underwriting discount and issuance-related expenses, totaled $53.9 million. The Corporation intends to use the net proceeds for general corporate purposes, which may include funding loan growth and long-term strategic opportunities that may arise in the future.
Shelf Registration
The Corporation filed a universal shelf registration statement with the SEC on May 23, 2013, which became effective on June 7, 2013, to register up to $100 million in securities. The shelf registration statement provides the Corporation with the ability to raise capital, subject to SEC rules and limitations, if the Corporation's board of directors decides to do so. As previously discussed, on September 18, 2013, the Corporation completed a $57.6 million public stock offering, excluding the underwriting discount and issuance-related expenses. As a result of the public stock offering, the Corporation has $42.4 million in securities still available under the shelf registration statement.
Preferred Stock
On April 20, 2009, the shareholders of the Corporation authorized the board of directors of the Corporation to issue up to 200,000 shares of preferred stock in connection with either an acquisition by the Corporation of an entity that has shares of preferred stock issued and outstanding pursuant to any program established by the United States government or participation by the Corporation in any program established by the United States government. As of December 31, 2013, no shares of preferred stock were issued and outstanding.

NOTE 12 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss, net of related tax benefit/expense, were as follows:

	December 31,
	2013	2012	2011
	(In thousands)
Net unrealized gains (losses) on investment securities — available-for-sale, net of related tax expense (benefit) of ($1,335) at December 31, 2013, $2,301 at December 31, 2012 and $1,796 at December 31, 2011	$(2,480)	$4,274	$3,336
Pension and other postretirement benefits adjustment, net of related tax benefit of $9,714 at December 31, 2013, $19,058 at December 31, 2012 and $15,435 at December 31, 2011	(18,040)	(35,393)	(28,665)
Accumulated other comprehensive loss	$(20,520)	$(31,119)	$(25,329)
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

Level 1
Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 valuations for the Corporation would include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Valuations are obtained from a third-party pricing service for Level 1 investment securities.

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
The carrying amounts reported in the consolidated statement of financial position at December 31, 2013 and 2012 for loans held-for-sale is at fair value, as the Corporation elected the fair value option for all residential mortgage loans held-for-sale originated on or after July 1, 2012. The fair values of loans held-for-sale are based on the market price for similar loans sold in the secondary market, and therefore, are classified as Level 2 valuations.
Disclosure of Recurring Basis Fair Value Measurements
For assets measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets follow:

	Fair Value Measurements — Recurring Basis
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
December 31, 2013
Investment securities — available-for-sale:
Government sponsored agencies	$—	$93,763	$—	$93,763
State and political subdivisions	—	43,798	—	43,798
Residential mortgage-backed securities	—	299,366	—	299,366
Collateralized mortgage obligations	—	180,941	—	180,941
Corporate bonds	—	65,275	—	65,275
Preferred stock	—	1,427	—	1,427
Total investment securities — available-for-sale	—	684,570	—	684,570
Loans held-for-sale	—	5,219	—	5,219
Total assets measured at fair value on a recurring basis	$—	$689,789	$—	$689,789
December 31, 2012
Investment securities — available-for-sale:
Government sponsored agencies	$—	$97,557	$—	$97,557
State and political subdivisions	—	49,965	—	49,965
Residential mortgage-backed securities	—	99,411	—	99,411
Collateralized mortgage obligations	—	263,592	—	263,592
Corporate bonds	—	69,795	—	69,795
Preferred stock	—	1,734	—	1,734
Total investment securities — available-for-sale	—	582,054	—	582,054
Loans held-for-sale	—	17,665	—	17,665
Total assets measured at fair value on a recurring basis	$—	$599,719	$—	$599,719
There were no liabilities recorded at fair value on a recurring basis at December 31, 2013 or 2012.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Corporation does not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allocation of the allowance (valuation allowance) may be established or a portion of the loan is charged off. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including the loan's observable market price, the fair value of the collateral or the present value of the expected future cash flows discounted at the loan's effective interest rate. Those impaired loans not requiring a valuation allowance represent loans for which the fair value of the expected repayments or collateral exceed the remaining carrying amount of such loans. Impaired loans where a valuation allowance is established or a portion of the loan is charged off based on the fair value of collateral are subject to nonrecurring fair value measurement and require classification in the fair value hierarchy. The Corporation records impaired loans as Level 3 valuations as there is generally no observable market price or independent appraised value, or management determines the fair value of the collateral is further impaired below the appraised value. When management determines the fair value of the collateral is further impaired below the appraised value, discount factors ranging between 70% and 80% of the appraised value are used depending on the nature of the collateral and the age of the most recent appraisal.
Goodwill is subject to impairment testing on an annual basis. The assessment of goodwill for impairment requires a significant degree of judgment. In the event the assessment indicates that it is more-likely-than-not that the fair value is less than the carrying value, the asset is considered impaired and recorded at fair value. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At December 31, 2013 and 2012, no goodwill was impaired, and therefore, goodwill was not recorded at fair value on a nonrecurring basis.
Other intangible assets consist of core deposit intangible assets and MSRs. These items are both recorded at fair value when initially recorded. Subsequently, core deposit intangible assets are amortized primarily on an accelerated basis over periods ranging from ten to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. The fair value of MSRs is estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, as determined by the model, through a valuation allowance. The Corporation classifies MSRs subject to nonrecurring fair value measurements as Level 3 valuations. At December 31, 2013 and 2012, there was no impairment identified for core deposit intangible assets or MSRs and, therefore, no other intangible assets were recorded at fair value on a nonrecurring basis.
The carrying amounts for other real estate (ORE) and repossessed assets (RA) are reported in the consolidated statements of financial position under "Interest receivable and other assets." ORE and RA include real estate and other types of assets repossessed by the Corporation. ORE and RA are recorded at the lower of cost or fair value upon the transfer of a loan to ORE or RA and, subsequently, ORE and RA continue to be measured and carried at the lower of cost or fair value. Fair value is based upon independent market prices, appraised values of the property or management's estimation of the value of the property. The Corporation records ORE and RA as Level 3 valuations as management generally determines that the fair value of the property is impaired below the appraised value. When management determines the fair value of the property is further impaired below the appraised value, discount factors ranging between 70% and 75% of the appraised value are used depending on the nature of the property and the age of the most recent appraisal.

Disclosure of Nonrecurring Basis Fair Value Measurements
For assets measured at fair value on a nonrecurring basis, quantitative disclosures about fair value measurements for each major category of assets follow:

	Fair Value Measurements — Nonrecurring Basis
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
December 31, 2013
Impaired originated loans	$—	$—	$28,852	$28,852
Other real estate/repossessed assets	—	—	9,776	9,776
Total	$—	$—	$38,628	$38,628
December 31, 2012
Impaired originated loans	$—	$—	$51,694	$51,694
Other real estate/repossessed assets	—	—	18,469	18,469
Total	$—	$—	$70,163	$70,163
There were no liabilities recorded at fair value on a nonrecurring basis at December 31, 2013 and 2012.
Disclosures About Fair Value of Financial Instruments
GAAP requires disclosures about the estimated fair value of the Corporation's financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis. However, the method of estimating fair value for certain financial instruments, such as loans, that are not required to be measured on a recurring or nonrecurring basis, as prescribed by ASC 820, Fair Value Measurements and Disclosures, does not incorporate the exit-price concept of fair value. The Corporation utilized the fair value hierarchy in computing the fair values of its financial instruments. In cases where quoted market prices were not available, the Corporation employed present value methods using unobservable inputs requiring management's judgment to estimate the fair values of its financial instruments, which are considered Level 3 valuations. These Level 3 valuations are affected by the assumptions made and, accordingly, do not necessarily indicate amounts that could be realized in a current market exchange. It is also the Corporation's general practice and intent to hold the majority of its financial instruments until maturity and, therefore, the Corporation does not expect to realize the estimated amounts disclosed.
The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At December 31, 2013 and 2012, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.
Fair value measurement for investment securities — available-for-sale that are not measured at fair value on a recurring basis, which previously consisted of fixed-rate cumulative preferred stock issued by a bank holding company under the U.S. Government's Troubled Asset Relief Program (TARP) with no maturity date, was based on cost. This preferred stock was not traded on a public exchange and did not have a readily determinable fair value. Accordingly, the Corporation had recorded this preferred stock as a cost-method asset as prescribed by ASC 325-20, Cost Method Investments. The issuer redeemed this preferred stock during the second quarter of 2013. Because no impairment indicators were present at December 31, 2012, the Corporation was not required to estimate the fair value of this preferred stock.
Fair value measurement for investment securities — held-to-maturity is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that include market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Fair value measurements using Level 2 valuations of investment securities — held-to-maturity include the majority of the Corporation's investment securities issued by state and political subdivisions. Level 3 valuations include certain securities issued by state and political subdivisions and trust preferred investment securities. After reviewing the assumptions used to measure the fair value for its trust preferred investment securities, during 2013 the Corporation transferred its trust preferred investment securities with a fair value of $6.3 million at December 31, 2013 from nonrecurring Level 2 assets to nonrecurring Level 3 assets.

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
Loans held-for-sale are carried at fair value, as the Corporation elected the fair value option on these loans. The fair value of loans held-for-sale are based on the market price for similar loans sold in the secondary market, and therefore, are classified as Level 2 valuations.
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
A summary of carrying amounts and estimated fair values of the Corporation's financial instruments included in the consolidated statements of financial position follows:

	Level in Fair Value Measurement Hierarchy	December 31, 2013		December 31, 2012
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Assets:
Cash and cash equivalents	Level 1	$310,788	$310,788	$656,135	$656,135
Investment securities:
Available-for-sale	Level 2	684,570	684,570	582,054	582,054
Available-for-sale	NA	—	—	4,755	4,755
Held-to-maturity	Level 2	263,405	262,021	229,977	229,922
Held-to-maturity	Level 3	10,500	6,250	—	—
Nonmarketable equity securities	NA	25,572	25,572	25,572	25,572
Loans held-for-sale	Level 2	5,219	5,219	17,665	17,665
Net loans	Level 3	4,568,549	4,575,532	4,083,244	4,093,880
Interest receivable	Level 2	15,748	15,748	14,933	14,933
Liabilities:
Deposits without defined maturities	Level 2	$3,790,454	$3,790,454	$3,448,886	$3,448,886
Time deposits	Level 3	1,331,931	1,340,746	1,472,557	1,489,072
Interest payable	Level 2	868	868	1,501	1,501
Short-term borrowings	Level 2	327,428	327,428	310,463	310,463
FHLB advances	Level 2	—	—	34,289	34,835

NOTE 14 — NONINTEREST INCOME
The following schedule includes the major components of noninterest income during the past three years:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Service charges and fees on deposit accounts	$21,939	$19,581	$18,452
Wealth management revenue	13,989	11,763	11,104
Electronic banking fees	12,213	9,793	9,127
Mortgage banking revenue	5,336	6,597	3,881
Other fees for customer services	3,288	2,598	2,451
Insurance commissions	1,650	1,836	1,413
Gain on sale of investment securities	1,133	34	—
Gain on sale of merchant card services	—	1,280	—
Other	861	1,202	462
Total noninterest income	$60,409	$54,684	$46,890
NOTE 15 — OPERATING EXPENSES
The following schedule includes the major categories of operating expenses during the past three years:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Salaries and wages	$78,014	$68,668	$61,301
Employee benefits	18,405	15,715	13,192
Occupancy	13,934	12,413	12,974
Equipment and software	13,734	13,112	11,935
Outside processing and service fees	11,134	10,679	9,583
FDIC insurance premiums	4,362	4,320	5,375
Professional fees	3,771	4,347	4,128
Postage and express mail	3,051	3,149	3,147
Advertising and marketing	2,971	3,106	2,850
Donations	2,829	1,892	1,537
Training, travel and other employee expenses	2,512	2,530	2,246
Telephone	1,940	1,693	1,631
Intangible asset amortization	1,909	1,569	1,860
Supplies	1,670	1,567	1,690
Credit-related expenses	707	3,816	9,535
Other	4,005	3,345	1,509
Total operating expenses	$164,948	$151,921	$144,493

NOTE 16 — RETIREMENT PLANS
Defined Benefit Pension Plan
The Corporation has a noncontributory defined benefit pension plan (Pension Plan) covering certain salaried employees. Benefits under the Pension Plan were frozen for approximately two-thirds of the Corporation's salaried employees effective June 30, 2006. Pension benefits continued unchanged for the remaining salaried employees. Normal retirement benefits under the Pension Plan are based on years of vested service, up to a maximum of thirty years, and the employee's average annual pay for the five highest consecutive years during the ten years preceding retirement, except for employees whose benefits were frozen. Benefits, for employees with less than 15 years of service or whose age plus years of service were less than 65 at June 30, 2006, will be based on years of vested service at June 30, 2006 and generally the average of the employee's salary for the five years ended June 30, 2006. At December 31, 2013, the Corporation had 200 employees who were continuing to earn benefits under the Pension Plan. Pension Plan contributions are intended to provide not only for benefits attributed to service-to-date, but also for those benefits expected to be earned in the future for employees whose benefits were not frozen at June 30, 2006. Employees hired after June 30, 2006 and employees affected by the partial freeze of the Pension Plan began receiving 4% of their eligible pay as a contribution to their 401(k) Savings Plan accounts on July 1, 2006.
Supplemental Plan
The Corporation has a supplemental defined benefit pension plan, the Chemical Financial Corporation Supplemental Pension Plan (Supplemental Plan). The Corporation established the Supplemental Plan to provide payments to certain executive officers of the Corporation, as determined by the Compensation and Pension Committee. At December 31, 2013 and 2012, the only executive officer eligible for benefits under the Supplemental Plan was the Corporation's chief executive officer. The Internal Revenue Code limits both the amount of eligible compensation for benefit calculation purposes and the amount of annual benefits that may be paid from a tax-qualified retirement plan. The Supplemental Plan is designed to provide benefits to which executive officers of the Corporation would have been entitled, calculated under the provisions of the Pension Plan, as if the limits imposed by the Internal Revenue Code did not apply. The Supplemental Plan is an unfunded plan, and therefore, has no assets. The Supplemental Plan's projected benefit obligation was $1.7 million and $1.6 million at December 31, 2013 and 2012, respectively. The Supplemental Plan's accumulated benefit obligation was $1.5 million and $1.4 million at December 31, 2013 and 2012, respectively. Supplemental Plan expense totaled $0.2 million in each of 2013 and 2012 and $0.1 million in 2011.
Postretirement Plan
The Corporation has a postretirement benefit plan (Postretirement Plan) that provides medical and dental benefits, upon retirement, to a limited number of active and retired employees. The majority of the retirees are required to make contributions toward the cost of their benefits based on their years of credited service and age at retirement. Beginning January 1, 2012, the Corporation amended the Postretirement Plan to extend coverage to employees who were at least age 50 as of January 1, 2012. These employees must also retire at age 60 or older, have at least twenty-five years of service with the Corporation and be participating in the active employee group health insurance plan in order to be eligible to participate in the Corporation's Postretirement Plan. Eligible employees may also cover their spouse until age 65 as long as the spouse is not offered health insurance coverage through his or her employer. Employees and their spouses eligible to participate in the Postretirement Plan will be required to make contributions toward the cost of their benefits upon retirement, with the contribution levels designed to cover the projected overall cost of these benefits over the long-term. Retiree contributions are generally adjusted annually. The accounting for these postretirement benefits anticipates changes in future cost-sharing features such as retiree contributions, deductibles, copayments and coinsurance. The Corporation reserves the right to amend, modify or terminate these benefits at any time.
401(k) Savings Plan
The Corporation's 401(k) Savings Plan provides an employer match, in addition to a 4% contribution for employees who are not grandfathered under the Pension Plan discussed above. The 401(k) Savings Plan is available to all regular employees and provides employees with tax deferred salary deductions and alternative investment options. The Corporation matches 50% of the participants' elective deferrals on the first 4% of the participants' base compensation up to the maximum amount allowed under the Internal Revenue Code. The 401(k) Savings Plan provides employees with the option to invest in the Corporation's common stock. The Corporation's match under the 401(k) Savings Plan was $1.11 million in 2013, $0.92 million in 2012 and $0.86 million in 2011. Employer contributions to the 401(k) Savings Plan for the 4% benefit for employees who are not grandfathered under the Pension Plan totaled $2.3 million in 2013, $2.0 million in 2012 and $1.8 million in 2011. The combined amount of the employer match and 4% contribution to the 401(k) Savings Plan totaled $3.4 million in 2013, $2.9 million in 2012 and $2.6 million in 2011.

Benefit Obligations and Plan Expenses
The following schedule sets forth the changes in the projected benefit obligation and plan assets of the Corporation's Pension and Postretirement Plans:

	Pension Plan		Postretirement Plan
	2013	2012	2013	2012
	(In thousands)
Projected benefit obligation:
Benefit obligation at beginning of year	$115,177	$100,216	$3,243	$3,290
Service cost	1,247	1,168	18	—
Interest cost	4,603	4,795	143	146
Plan amendments	—	—	720	—
Net actuarial (gain) loss	(10,926)	13,200	(428)	25
Benefits paid	(4,187)	(4,202)	(219)	(218)
Benefit obligation at end of year	105,914	115,177	3,477	3,243
Fair value of plan assets:
Fair value of plan assets at beginning of year	98,187	82,521	—	—
Actual return on plan assets	19,829	7,868	—	—
Employer contributions	15,000	12,000	219	218
Benefits paid	(4,187)	(4,202)	(219)	(218)
Fair value of plan assets at end of year	128,829	98,187	—	—
Funded (unfunded) status at December 31	$22,915	$(16,990)	$(3,477)	$(3,243)
Accumulated benefit obligation	$99,551	$108,078	$3,477	$3,243
The decreases in the projected and accumulated benefit obligations of the Pension Plan during 2013 were primarily attributable to an increase in the discount rate used to value these benefit obligations. The Corporation contributed $15.0 million to the Pension Plan in 2013 and $12.0 million in 2012. The Corporation is not required to make a contribution to the Pension Plan in 2014.
Weighted-average rate assumptions of the Pension and Postretirement Plans follow:

	Pension Plan			Postretirement Plan
	2013	2012	2011	2013	2012	2011
Discount rate used in determining benefit obligation — December 31	5.00%	4.08%	4.90%	4.27%	4.08%	4.90%
Discount rate used in determining expense	4.08	4.90	5.65	4.08	4.90	5.65
Expected long-term return on Pension Plan assets	7.00	7.00	7.00	—	—	—
Rate of compensation increase used in determining benefit obligation — December 31	3.50	3.50	3.50	—	—	—
Rate of compensation increase used in determining pension expense	3.50	3.50	3.50	—	—	—
Year 1 increase in cost of postretirement benefits	—	—	—	8.5	8.0	9.0
The weighted-average rate assumptions of the Supplemental Plan were the same as the Pension Plan for 2013, 2012 and 2011, except for the discount rate used in determining the December 31, 2013 benefit obligation, which was 4.87% for the Supplemental Plan as of that date.

Net periodic pension cost (income) of the Pension and Postretirement Plans was as follows for the years ended December 31:

	Pension Plan			Postretirement Plan
	2013	2012	2011	2013	2012	2011
	(In thousands)
Service cost	$1,247	$1,168	$1,133	$18	$—	$—
Interest cost	4,603	4,795	4,779	143	146	167
Expected return on plan assets	(7,794)	(6,925)	(6,328)	—	—	—
Amortization of prior service credit	(1)	(1)	(2)	343	(300)	(325)
Amortization of net actuarial loss (gain)	3,670	2,382	1,073	(73)	(28)	(31)
Net cost (income)	$1,725	$1,419	$655	$431	$(182)	$(189)
The following schedule presents estimated future benefit payments under the Pension and Postretirement Plans for retirees already receiving benefits and future retirees, assuming they retire and begin receiving unreduced benefits as soon as they are eligible:

	Pension Plan	Postretirement Plan
	(In thousands)
2014	$5,132	$310
2015	5,508	320
2016	6,101	330
2017	6,068	330
2018	6,038	330
2019 - 2023	34,127	1,600
Total	$62,974	$3,220
For measurement purposes for the Postretirement Plan, the annual rates of increase in the per capita cost of covered health care benefits and dental benefits for 2014 were each assumed at 8.5%. These rates were assumed to decrease gradually to 5% in 2020 and remain at that level thereafter.
The assumed health care and dental cost trend rates could have a significant effect on the amounts reported for the Postretirement Plan. A one percentage-point change in these rates would have the following effects:

	One Percentage-Point
	Increase	Decrease
	(In thousands)
Effect on total of service and interest cost components in 2013	$12	$(11)
Effect on postretirement benefit obligation as of December 31, 2013	273	(245)
Pension Plan Assets
The assets of the Pension Plan are invested by the Wealth Management department of Chemical Bank. The investment policy and allocation of the assets of the pension trust were approved by the Compensation and Pension Committee of the board of directors of the Corporation.
The Pension Plan's primary investment objective is long-term growth coupled with income. In consideration of the Pension Plan's fiduciary responsibilities, emphasis is placed on quality investments with sufficient liquidity to meet benefit payments and plan expenses, as well as providing the flexibility to manage the investments to accommodate current economic and financial market conditions. To meet the Pension Plan's long-term objective within the constraints of prudent management, target ranges have been set for the three primary asset classes: an equity securities range from 60% to 70%, a debt securities range from 30% to 40%, and a cash and cash equivalents and other range from 0% to 10%. Modest asset positions outside of these targeted ranges may occur due to the repositioning of assets within industries or other activity in the financial markets. Equity securities are primarily comprised of both individual securities and equity-based mutual funds, invested in either domestic or international markets. The stocks are diversified among the major economic sectors of the market and are selected based on balance sheet strength, expected earnings growth, the management team and position within their industries, among other characteristics. Debt securities are comprised of U.S. dollar denominated bonds issued by the U.S. Treasury, U.S. government agencies and investment grade bonds issued by corporations. The notes and bonds purchased are primarily rated A or better by the major bond rating companies from diverse industries.

The Pension Plan's asset allocation by asset category was as follows:

	December 31,
Asset Category	2013	2012
Equity securities	70%	70%
Debt securities	29	28
Other	1	2
Total	100%	100%
The following schedule sets forth the fair value of the Pension Plan's assets and the level of the valuation inputs used to value those assets at December 31, 2013 and 2012:

Asset Category	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
December 31, 2013
Cash	$902	$—	$—	$902
Equity securities:
U.S. large- and mid-cap stocks(a)	56,015	—	—	56,015
U.S. small-cap mutual funds	5,608	—	—	5,608
International large-cap mutual funds	15,504	—	—	15,504
Emerging markets mutual funds	6,360	—	—	6,360
Chemical Financial Corporation common stock	6,672	—	—	6,672
Debt securities:
U.S. Treasury and government sponsored agency bonds and notes	4,600	2,574	—	7,174
Corporate bonds(b)	—	8,693	—	8,693
Mutual funds(c)	21,901	—	—	21,901
Other	—	—	—	—
Total	$117,562	$11,267	$—	$128,829
December 31, 2012
Cash	$1,708	$—	$—	$1,708
Equity securities:
U.S. large- and mid-cap stocks(a)	44,158	—	—	44,158
U.S. small-cap mutual funds	4,076	—	—	4,076
International large-cap mutual funds	9,009	—	—	9,009
Emerging markets mutual funds	6,291	—	—	6,291
Chemical Financial Corporation common stock	5,005	—	—	5,005
Debt securities:
U.S. Treasury and government sponsored agency bonds and notes	4,876	1,056	—	5,932
Corporate bonds(b)	—	15,853	—	15,853
Mutual funds(c)	6,005	—	—	6,005
Other	150	—	—	150
Total	$81,278	$16,909	$—	$98,187

(a)	Comprised of common stocks and mutual funds traded on U.S. Exchanges whose issuers had market capitalizations exceeding $3 billion.

(b)	Comprised of investment grade bonds of U.S. issuers from diverse industries.

(c)	Comprised primarily of fixed-income bonds issued by the U.S. Treasury and government sponsored agencies and bonds of U.S. and foreign issuers from diverse industries.
At both December 31, 2013 and 2012, equity securities included 210,663 shares of the Corporation's common stock. During each of 2013 and 2012, cash dividends of $0.18 million were paid on the Corporation's common stock held by the Pension Plan. The fair value of the Corporation's common stock held in the Pension Plan was $6.7 million at December 31, 2013 and $5.0 million at December 31, 2012, which represented 5.2% and 5.1% of Pension Plan assets at December 31, 2013 and 2012, respectively.

Accumulated Other Comprehensive Loss
The following sets forth the changes in accumulated other comprehensive income (loss), net of tax, related to the Corporation's Pension, Postretirement and Supplemental Plans during 2013:

	Pension Plan	Postretirement Plan	Supplemental Plan	Total
	(In thousands)
Accumulated other comprehensive income (loss) at beginning of year	$(35,288)	$283	$(388)	$(35,393)
Comprehensive income (loss) adjustment:
Prior service costs (credits)	(1)	84	—	83
Net actuarial gain	17,310	231	58	17,599
Plan changes	—	(329)	—	(329)
Comprehensive income (loss) adjustment	17,309	(14)	58	17,353
Accumulated other comprehensive income (loss) at end of year	$(17,979)	$269	$(330)	$(18,040)
The estimated income (loss) that will be amortized from accumulated other comprehensive income (loss) into net periodic cost, net of tax, in 2014 is as follows:

	Pension Plan	Postretirement Plan	Supplemental Plan	Total
	(In thousands)
Prior service (costs) credits	$1	$(84)	$—	$(83)
Net gain (loss)	(1,403)	67	(76)	(1,412)
Total	$(1,402)	$(17)	$(76)	$(1,495)
NOTE 17 — SHARE-BASED COMPENSATION
The Corporation maintains a share-based compensation plan, under which it periodically grants share-based awards for a fixed number of shares to certain officers of the Corporation. The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. During the years ended December 31, 2013, 2012 and 2011, share-based compensation expense related to stock options and restricted stock units totaled $2.9 million, $1.9 million and $1.5 million, respectively.
During the year ended December 31, 2013, the Corporation granted options to purchase 244,719 shares of common stock and 71,768 restricted stock units to certain officers. At December 31, 2013, there were 673,801 shares of common stock available for future grants under the Corporation's share-based compensation plan.
Stock Options
The Corporation issues stock options to certain officers. Stock options are issued at the current market price of the Corporation's common stock on the date of grant and expire ten years from the date of grant. Stock options granted in 2013 vest ratably over a five-year period. Stock options granted prior to 2013 generally vest ratably over a three-year period.
The following summarizes information about stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (In Years)	Number Exercisable	Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (In Years)
$19.43 - 21.10	122,253	$20.37	6.56	91,525	$20.51	6.31
23.78 - 25.14	692,450	24.57	7.11	309,098	24.50	5.01
32.28	130,400	32.28	1.97	130,400	32.28	1.97
39.69	128,887	39.69	0.95	128,887	39.69	0.95
$19.43 - 39.69	1,073,990	$26.84	5.68	659,910	$28.45	3.80

The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $6.3 million and $3.2 million, respectively, at December 31, 2013. The aggregate intrinsic values of outstanding and exercisable options at December 31, 2013 were calculated based on the closing market price of the Corporation's common stock on December 31, 2013 of $31.67 per share less the exercise price. Options with intrinsic values less than zero, or "out-of-the-money" options, were not included in the aggregate intrinsic value reported.
At December 31, 2013, unrecognized compensation cost related to stock options totaled $2.1 million. This cost is expected to be recognized over a remaining weighted average period of approximately three years.
A summary of activity for the Corporation's stock options as of and during the three years ended December 31, 2013 is presented below:

	Non-Vested Stock Options Outstanding			Stock Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at January 1, 2011	126,670	$23.29	$6.99	757,665	$29.42
Activity during 2011:
Granted	99,172	19.95	6.12	99,172	19.95
Exercised	—	—	—	—	—
Vested	(62,959)	23.27	6.76	—	—
Expired or forfeited	—	—	—	(41,718)	28.96
Outstanding at December 31, 2011	162,883	21.27	6.55	815,119	28.29
Activity during 2012:
Granted	229,763	23.78	7.08	229,763	23.78
Exercised	—	—	—	(1,532)	19.97
Vested	(76,103)	21.55	6.63	—	—
Expired or forfeited	(1,778)	21.48	6.62	(46,128)	28.78
Outstanding at December 31, 2012	314,765	23.03	6.92	997,222	27.24
Activity during 2013:
Granted	244,719	25.14	7.40	244,719	25.14
Exercised	—	—	—	(100,145)	22.87
Vested	(127,443)	22.94	6.92	—	—
Expired or forfeited	(17,961)	23.34	6.98	(67,806)	32.27
Outstanding at December 31, 2013	414,080	$24.29	$7.19	1,073,990	$26.84
Exercisable/vested at December 31, 2013				659,910	$28.45
The fair value of the stock options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	2013	2012	2011
Expected dividend yield	3.50%	3.60%	3.50%
Risk-free interest rate	1.34%	1.18%	2.76%
Expected stock price volatility	42.1%	44.4%	42.0%
Expected life of options — in years	7.00	6.11	6.10
Weighted average fair value per share	$7.40	$7.08	$6.12
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

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the expected life of the options granted. Expected stock volatility was based on historical volatility of the Corporation's common stock over a seven-year period. The expected life of options represents the period of time that options granted are expected to be outstanding and is based primarily upon historical experience, including option exercise behavior.
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
Restricted Stock Units
In addition to stock options, the Corporation also grants restricted stock performance units and restricted stock service-based units (collectively referred to as restricted stock units) to certain officers. The restricted stock performance units vest based on the Corporation achieving certain performance target levels and satisfaction of a service condition. The restricted stock performance units are eligible to vest from 0.25x to 1.5x the number of units originally granted depending on which, if any, of the performance target levels are met. However, if the minimum performance target level is not achieved, no shares will become vested or be issued for that respective year's restricted stock performance units. The restricted stock service-based units vest upon satisfaction of a service condition. Upon achievement of the performance target level and/or satisfaction of a service condition, if applicable, the restricted stock units are converted into shares of the Corporation's common stock on a one-to-one basis. Compensation expense related to restricted stock units is recognized over the expected requisite performance or service period, as applicable.
A summary of the activity for restricted stock units during the three years ended December 31, 2013 is presented below:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding at January 1, 2011	80,852	$22.94
Activity during 2011:
Granted	52,087	17.87
Converted into shares of common stock	(2,427)	23.70
Forfeited/expired	—	—
Outstanding at December 31, 2011	130,512	20.90
Activity during 2012:
Granted	69,772	22.20
Converted into shares of common stock	(35,346)	23.27
Forfeited/expired	(8,428)	23.05
Outstanding at December 31, 2012	156,510	20.83
Activity during 2013:
Granted	71,768	23.42
Converted into shares of common stock	(36,416)	22.44
Forfeited/expired	(3,330)	21.67
Outstanding at December 31, 2013	188,532	$21.49
At December 31, 2013, unrecognized compensation cost related to restricted stock unit awards totaled $2.3 million and is expected to be recognized over approximately two years.

NOTE 18 — FEDERAL INCOME TAXES
The provision for federal income taxes was less than that computed by applying the federal statutory income tax rate of 35% to pre-tax income, primarily due to tax-exempt interest income on investment securities and loans and income tax credits during 2013, 2012 and 2011. The differences between the provision for federal income taxes computed at the federal statutory income tax rate and the amounts recorded in the consolidated financial statements were as follows:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Tax at statutory rate	$28,388	$25,133	$21,088
Changes resulting from:
Tax-exempt interest income	(2,746)	(2,524)	(2,569)
Income tax credits	(1,615)	(1,561)	(1,374)
Other, net	273	(248)	55
Provision for federal income taxes	$24,300	$20,800	$17,200
Effective federal income tax rate	30.0%	29.0%	28.5%
The provision for federal income taxes consisted of the following:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Current	$23,665	$8,132	$10,787
Deferred	635	12,668	6,413
Total	$24,300	$20,800	$17,200
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant temporary differences that comprise the deferred tax assets and liabilities of the Corporation were as follows:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$27,675	$29,572
Acquisition-related fair value adjustments	8,699	9,498
Accrued expenses not currently deductible	6,288	4,518
Other	11,663	11,756
Total deferred tax assets	54,325	55,344
Deferred tax liabilities:
Defined benefit pension plan	8,020	—
Goodwill	4,680	4,177
Other	6,140	9,339
Total deferred tax liabilities	18,840	13,516
Net deferred tax assets	$35,485	$41,828
Management expects to realize the full benefits of the deferred tax assets recorded at December 31, 2013. The Corporation had no reserve for contingent income tax liabilities recorded at December 31, 2013 and 2012. The tax periods open to examination by the Internal Revenue Service include the years ended December 31, 2013, 2012, 2011 and 2010.

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
At December 31, 2013, total unused commitments to extend credit, standby letters of credit and undisbursed loan commitments were $878 million, $47 million and $197 million, respectively. At December 31, 2012, total unused commitments to extend credit, standby letters of credit and undisbursed loan commitments were $740 million, $43 million and $203 million, respectively. A significant portion of the unused commitments to extend credit and standby letters of credit outstanding as of December 31, 2013 expire one year from their contract date; however, $61 million of unused commitments to extend credit extend for more than five years.
The Corporation's unused commitments to extend credit and standby letters of credit have been estimated to have an immaterial realizable fair value, as historically the majority of these commitments have not been drawn upon and generally Chemical Bank does not receive fees in connection with these agreements. At both December 31, 2013 and December 31, 2012, the Corporation determined that there were no potential losses from standby letters of credit, and therefore, no reserve was needed at those dates.
Undisbursed loan commitments of $197 million at December 31, 2013 included $11 million of residential mortgage loans that were expected to be sold in the secondary market. The Corporation locked the interest rate to the customer (mortgage loan commitment) on the $11 million of loans that were expected to be sold in the secondary market and entered into best efforts forward contracts with the secondary market on these mortgage loan commitments at December 31, 2013. Best efforts forward contracts offset the interest rate risk of market interest rates changing between the date the interest rate is locked with the customer and the date the loan is sold in the secondary market. At December 31, 2012, the Corporation had mortgage loan commitments of $48 million included in loan commitments, with best efforts forward contracts on these loans at that date.
The Corporation has operating leases and other noncancelable contractual obligations on buildings, equipment, computer software and other expenses that will require annual payments through 2034, including renewal option periods for those building leases that the Corporation expects to renew. Minimum payments due in each of the next five years and thereafter are as follows: 2014 - $10.9 million; 2015 - $10.9 million; 2016 - $8.1 million; 2017 - $5.7 million; 2018 - $2.5 million; 2019 and thereafter - $6.9 million. Minimum payments include estimates, where applicable, of estimated usage and annual Consumer Price Index increases of approximately 3%. Total expense recorded under operating leases and other noncancelable contractual obligations was $11.6 million in 2013, compared to $10.8 million in both 2012 and 2011.
The Corporation and Chemical Bank are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consulting with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position or results of operations of the Corporation.
NOTE 20 — REGULATORY CAPITAL AND RESERVE REQUIREMENTS
Banking regulations require that banks maintain cash reserve balances in vault cash, with the FRB, or with certain other qualifying banks. The aggregate average amount of the regulatory balances required to be maintained by Chemical Bank was $29.3 million during 2013 and $27.9 million during 2012. During 2013, Chemical Bank satisfied its regulatory reserve requirements by maintaining vault cash balances in excess of regulatory reserve requirements. Chemical Bank was not required to maintain compensating balances with correspondent banks during 2013 or 2012.

Federal and state banking regulations place certain restrictions on the transfer of assets, in the form of dividends, loans or advances, from Chemical Bank to the Corporation. At December 31, 2013, substantially all of the assets of Chemical Bank were restricted from transfer to the Corporation in the form of loans or advances. Dividends from Chemical Bank are the principal source of funds for the Corporation. During 2013, 2012 and 2011, Chemical Bank paid dividends to the Corporation totaling $24.5 million, $27.6 million and $22.0 million, respectively. At December 31, 2013, Chemical Bank was "well-capitalized" as defined by federal banking regulations. In addition to the statutory limits, the Corporation considers the overall financial and capital position of Chemical Bank prior to making any cash dividend decisions.
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
Quantitative measures established by regulation to ensure capital adequacy require minimum ratios of Tier 1 capital to average assets (Leverage Ratio) and Tier 1 and Total capital to risk-weighted assets. These capital guidelines assign risk weights to on- and off- balance sheet items in arriving at total risk-weighted assets. Minimum capital levels are based upon the perceived risk of various asset categories and certain off-balance sheet instruments. Risk-weighted assets at December 31, 2013 totaled $4.64 billion for both the Corporation and Chemical Bank, compared to $4.18 billion and $4.16 billion for the Corporation and Chemical Bank, respectively, at December 31, 2012.
At December 31, 2013 and 2012, Chemical Bank's capital ratios exceeded the quantitative capital ratios required for an institution to be considered "well-capitalized." Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in the mix or credit quality of assets. The summary below compares the Corporation's and Chemical Bank's actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
December 31, 2013
Total Capital to Risk-Weighted Assets:
Corporation	$649,836	14.0%	$371,465	8.0%	N/A	N/A
Chemical Bank	579,494	12.5	370,881	8.0	$463,601	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	591,535	12.7	185,732	4.0	N/A	N/A
Chemical Bank	521,283	11.2	185,440	4.0	278,160	6.0
Leverage Ratio:
Corporation	591,535	9.9	239,010	4.0	N/A	N/A
Chemical Bank	521,283	8.7	238,884	4.0	298,605	5.0
December 31, 2012
Total Capital to Risk-Weighted Assets:
Corporation	$552,171	13.2%	$334,140	8.0%	N/A	N/A
Chemical Bank	536,223	12.9	333,195	8.0	$416,494	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	499,563	12.0	167,070	4.0	N/A	N/A
Chemical Bank	483,761	11.6	166,598	4.0	249,896	6.0
Leverage Ratio:
Corporation	499,563	9.2	217,145	4.0	N/A	N/A
Chemical Bank	483,761	8.9	216,784	4.0	270,980	5.0

NOTE 21 — EARNINGS PER COMMON SHARE
Basic earnings per common share for the Corporation is computed by dividing net income by the weighted average number of common shares outstanding during the period. Basic earnings per common share excludes any dilutive effect of common stock equivalents.
Diluted earnings per common share for the Corporation is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents using the treasury stock method. Average shares of common stock for diluted net income per common share include shares to be issued upon the exercise of stock options granted under the Corporation's share-based compensation plans, restricted stock units that may be converted to stock, stock to be issued under the deferred stock compensation plan for non-employee directors and stock to be issued under the stock purchase plan for non-employee community advisory directors. For any period in which a net loss is recorded, the assumed exercise of stock options, restricted stock units that may be converted to stock and stock to be issued under the deferred stock compensation plan and the stock purchase plan would have an anti-dilutive impact on the net income per common share and thus would be excluded in the diluted earnings per common share calculation.
The following summarizes the numerator and denominator of the basic and diluted earnings per common share computations:

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Numerator for both basic and diluted earnings per common share, net income	$56,808	$51,008	$43,050
Denominator for basic earnings per common share, weighted average common shares outstanding	28,183	27,492	27,455
Weighted average common stock equivalents	169	91	51
Denominator for diluted earnings per common share	28,352	27,583	27,506
Net income per common share:
Basic	$2.02	$1.86	$1.57
Diluted	2.00	1.85	1.57
The average number of exercisable employee stock option awards outstanding that were "out-of-the-money," whereby the option exercise price per share exceeded the market price per share and, therefore, were not included in the computation of diluted earnings per common share because they would have been anti-dilutive, totaled 356,328 for the year ended December 31, 2013, 614,152 for the year ended December 31, 2012 and 660,553 for the year ended December 31, 2011.
NOTE 22 — PARENT COMPANY ONLY FINANCIAL STATEMENTS
Condensed financial statements of Chemical Financial Corporation (parent company) only follow:

	December 31,
Condensed Statements of Financial Position	2013	2012
	(In thousands)
Assets:
Cash at subsidiary bank	$65,358	$5,960
Investment securities available-for-sale	—	4,755
Investment in subsidiary bank	625,156	579,448
Premises and equipment	3,902	4,309
Goodwill	1,092	1,092
Other assets	3,309	2,598
Total assets	$698,817	$598,162
Liabilities and Shareholders' Equity:
Other liabilities	$2,317	$1,821
Shareholders' equity	696,500	596,341
Total liabilities and shareholders' equity	$698,817	$598,162

	Years Ended December 31,
Condensed Statements of Income	2013	2012	2011
	(In thousands)
Income:
Cash dividends from subsidiary bank	$24,488	$27,550	$22,000
Other income	390	92	—
Total income	24,878	27,642	22,000
Operating expenses	4,735	3,773	3,350
Income before income taxes and equity in undistributed net income of subsidiary bank	20,143	23,869	18,650
Federal income tax benefit	1,556	1,311	1,171
Equity in undistributed net income of subsidiary bank	35,109	25,828	23,229
Net income	$56,808	$51,008	$43,050

	Years Ended December 31,
Condensed Statements of Cash Flows	2013	2012	2011
	(In thousands)
Operating Activities:
Net income	$56,808	$51,008	$43,050
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	2,854	1,865	1,517
Gain on sale of available-for-sale investment securities	(245)	—	—
Depreciation of premises and equipment	416	463	456
Equity in undistributed net income of subsidiary bank	(35,109)	(25,828)	(23,229)
Net (increase) decrease in other assets	(711)	1,033	(975)
Net increase in other liabilities	563	394	256
Net cash provided by operating activities	24,576	28,935	21,075
Investing Activities:
Purchase of available-for-sale investment securities	—	(4,755)	—
Proceeds from redemption of available-for-sale investment securities	5,000	—	—
Purchases of premises and equipment, net	(9)	(147)	(365)
Net cash provided by (used in) investing activities	4,991	(4,902)	(365)
Financing Activities:
Cash dividends paid	(24,521)	(22,566)	(21,964)
Proceeds from issuance of common stock, net of issuance costs	53,925	—	—
Proceeds from directors' stock purchase plan and exercise of stock options	806	260	245
Cash paid for payroll taxes upon conversion of restricted stock units	(379)	(248)	—
Net cash provided by (used in) financing activities	29,831	(22,554)	(21,719)
Net increase (decrease) in cash and cash equivalents	59,398	1,479	(1,009)
Cash and cash equivalents at beginning of year	5,960	4,481	5,490
Cash and cash equivalents at end of year	$65,358	$5,960	$4,481

NOTE 23 — SUMMARY OF QUARTERLY STATEMENTS OF INCOME (UNAUDITED)
The following quarterly information is unaudited. However, in the opinion of management, the information reflects all adjustments that are necessary for the fair presentation of the results of operations for the periods presented.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share data)
Interest income	$52,379	$52,781	$53,578	$55,323	$214,061
Interest expense	4,727	4,385	4,284	4,018	17,414
Net interest income	47,652	48,396	49,294	51,305	196,647
Provision for loan losses	3,000	3,000	3,000	2,000	11,000
Noninterest income	16,239	15,948	14,644	13,578	60,409
Operating expenses	41,957	41,041	39,545	42,405	164,948
Income before income taxes	18,934	20,303	21,393	20,478	81,108
Federal income tax expense	5,700	6,100	6,400	6,100	24,300
Net income	$13,234	$14,203	$14,993	$14,378	$56,808
Net income per common share:
Basic	$0.48	$0.52	$0.54	$0.48	$2.02
Diluted	0.48	0.51	0.53	0.48	2.00
Cash dividends declared per common share	0.21	0.21	0.22	0.23	0.87

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share data)
Interest income	$52,664	$52,467	$52,501	$53,126	$210,758
Interest expense	6,469	6,021	5,591	5,132	23,213
Net interest income	46,195	46,446	46,910	47,994	187,545
Provision for loan losses	5,000	4,000	4,500	5,000	18,500
Noninterest income	13,325	13,944	12,719	14,696	54,684
Operating expenses	36,971	36,199	36,723	42,028	151,921
Income before income taxes	17,549	20,191	18,406	15,662	71,808
Federal income tax expense	5,175	6,325	5,300	4,000	20,800
Net income	$12,374	$13,866	$13,106	$11,662	$51,008
Net income per common share:
Basic	$0.45	$0.50	$0.48	$0.42	$1.86
Diluted	0.45	0.50	0.48	0.42	1.85
Cash dividends declared per common share	0.20	0.20	0.21	0.21	0.82

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
Changes in Internal Controls Over Financial Reporting
There were no changes to the Corporation's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Corporation's internal controls over financial reporting.

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
Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2013, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Management's assessment is based on the criteria for effective internal control over financial reporting as described in "Internal Control — Integrated Framework (1992)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2013, its system of internal control over financial reporting was effective and meets the criteria of the "Internal Control — Integrated Framework (1992)." The Corporation's independent registered public accounting firm that audited the Corporation's consolidated financial statements included in this annual report has issued an attestation report on the Corporation's internal control over financial reporting as of December 31, 2013.

/s/ David B. Ramaker	/s/ Lori A. Gwizdala
David B. Ramaker	Lori A. Gwizdala
Chairman, Chief Executive Officer and President	Executive Vice President, Chief Financial Officer and Treasurer

February 26, 2014	February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Chemical Financial Corporation:
We have audited Chemical Financial Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chemical Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Assessment as to the Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on Chemical Financial Corporation's internal control over financial reporting based on our audit.
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
In our opinion, Chemical Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Chemical Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 26, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Detroit, Michigan
February 26, 2014

Item 9B. Other Information.
Not applicable.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item is set forth under the subheadings "Chemical Financial's Nominees for Election as Directors" and "Board Committees," and the headings "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive Proxy Statement for its 2014 Annual Meeting of Shareholders and is here incorporated by reference.
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
Item 11. Executive Compensation.
Information required by this item is set forth under the headings "Executive Compensation," "Director Compensation," "Compensation Committee Report" and under the subheading "Compensation Committee Interlocks and Insider Participation" in the registrant's definitive Proxy Statement for its 2014 Annual Meeting of Shareholders and is here incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is set forth under the heading "Ownership of Chemical Financial Common Stock" in the registrant's definitive Proxy Statement for its 2014 Annual Meeting of Shareholders and is here incorporated by reference.
The following table presents information about the registrant's equity compensation plans as of December 31, 2013:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans(3) (excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	1,073,990	$26.84	1,003,135
Equity compensation plans not approved by security holders(2)	—	—	78,983
Total	1,073,990	$26.84	1,082,118

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

(3)
The number of shares reflected in column (c) in the table above with respect to the 2012 Plan (673,801 shares), the Directors' Deferred Stock Plan (329,334 shares) and the Stock Purchase Plan (78,983) represent shares that may be issued other than upon the exercise of an option, warrant or right. Each plan listed above contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in the capitalization of Chemical Financial Corporation.

Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this item is set forth under the subheadings "Board Committees" and "Transactions with Related Persons" in the registrant's definitive Proxy Statement for its 2014 Annual Meeting of Shareholders and is here incorporated by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item is set forth under the heading "Independent Registered Public Accounting Firm" and subheading "Audit Committee" in the registrant's definitive Proxy Statement for its 2014 Annual Meeting of Shareholders and is here incorporated by reference.
PART IV.
Item 15. Exhibits and Financial Statement Schedules.
(a)  (1)  Financial Statements. The following documents are filed as part of Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position as of December 31, 2013 and 2012
Consolidated Statements of Income for each of the three years in the period ended December 31, 2013
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2013
Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2013
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2013 Notes to Consolidated Financial Statements

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

10.3
Chemical Financial Corporation Stock Incentive Plan of 1997.* Previously filed as Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012. Here incorporated by reference.

10.4
Chemical Financial Corporation Deferred Compensation Plan.* Previously filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on April 30, 2013. Here incorporated by reference.

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

10.8	Chemical Financial Corporation Directors' Deferred Stock Plan.*
21	Subsidiaries.
23.1	Consent of KPMG LLP.
23.2	Consent of Andrews Hooper Pavlik PLC.
24	Powers of Attorney.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification pursuant to 18 U.S.C. §1350.
99.1	Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors Audited Financial Statements and Notes.
99.2	Chemical Financial Corporation Directors' Deferred Stock Plan Audited Financial Statements and Notes.
101.1	Interactive Data File.

*	These agreements are management contracts or compensation plans or arrangements required to be filed as Exhibits to this Form 10-K.

The index of exhibits and any exhibits filed as part of the 2013 Form 10-K are accessible at no cost on the Corporation's web site at www.chemicalbankmi.com in the "Investor Information" section, at www.edocumentview.com/chfc and through the United States Securities and Exchange Commission's web site at www.sec.gov. The Corporation will furnish a copy of any exhibit listed above to any shareholder of the registrant at a cost of 30 cents per page upon written request to Ms. Lori A. Gwizdala, Chief Financial Officer, Chemical Financial Corporation, 235 East Main Street, Midland, P.O. Box 569, Michigan 48640-0569.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2014.
CHEMICAL FINANCIAL CORPORATION

/s/ David B. Ramaker
David B. Ramaker
Chairman of the Board, CEO, President and Director
Principal Executive Officer

/s/ Lori A. Gwizdala
Lori A. Gwizdala
Executive Vice President, CFO and Treasurer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2014 by the following persons on behalf of the registrant and in the capacities indicated.
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