Form 10-Q
period 2014-03-31
CHEMICAL FINANCIAL CORP
filed 2014-04-30
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s Common Stock, $1 par value, as of April 18, 2014, was 29,865,861 shares.

INDEX
Chemical Financial Corporation
Form 10-Q

Forward-Looking Statements
This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and Chemical Financial Corporation (Corporation). Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "judgment," "opinion," "plans," "predicts," "probable," "projects," "should," "trend," "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to future levels of loan charge-offs, future levels of provisions for loan losses, real estate valuation, future levels of nonperforming assets, the rate of asset dispositions, future capital levels, future dividends, future growth and funding sources, future liquidity levels, future profitability levels, future deposit insurance premiums, the effects on earnings of future changes in interest rates, the future level of other revenue sources, future economic trends and conditions, future initiatives to expand the Corporation's market share, expected performance and cash flows from acquired loans, future effects of new or changed accounting standards, future opportunities for acquisitions, opportunities to increase top line revenues, the Corporation's ability to grow its core franchise, future cost savings and the Corporation's ability to maintain adequate liquidity and capital based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators. All statements referencing future time periods are forward-looking.
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
This report also contains forward-looking statements regarding the Corporation's outlook or expectations with respect to the planned acquisition of Northwestern Bancorp, Inc. (Northwestern), the expected costs to be incurred in connection with the acquisition, Northwestern’s future performance and consequences of its integration into the Corporation and the impact of the transaction on the Corporation’s future performance.
Risk factors relating to both the transaction and the integration of Northwestern into the Corporation after closing include, without limitation:
Completion of the transaction is dependent on, among other things, receipt of regulatory and Northwestern shareholder approvals, the timing of which cannot be predicted with precision at this point and which may not be received at all.
The impact of the completion of the transaction on the Corporation's financial statements will be affected by the timing of the transaction, including in particular the ability to complete the acquisition in the third quarter of 2014.
The transaction may be more expensive to complete and the anticipated benefits, including anticipated cost savings and strategic gains, may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events.
The integration of Northwestern's business and operations into the Corporation, which will include conversion of Northwestern's operating systems and procedures, may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to Northwestern's or the Corporation's existing businesses.
The Corporation's ability to achieve anticipated results from the transaction is dependent on the state of the economic and financial markets going forward. Specifically, the Corporation may incur more credit losses from Northwestern’s loan portfolio than expected and deposit attrition may be greater than expected.
Risk factors also include, but are not limited to, the risk factors described in Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I. Financial Information

Item 1.    Financial Statements
Chemical Financial Corporation
Consolidated Statements of Financial Position

	March 31, 2014	December 31, 2013	March 31, 2013
	(Unaudited)		(Unaudited)
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$122,288	$130,811	$101,501
Interest-bearing deposits with the Federal Reserve Bank	260,097	179,977	477,225
Total cash and cash equivalents	382,385	310,788	578,726
Investment securities:
Available-for-sale, at fair value	657,818	684,570	703,622
Held-to-maturity (fair value - $272,407 at March 31, 2014, $268,271 at December 31, 2013 and $261,405 at March 31, 2013)	278,099	273,905	257,749
Total investment securities	935,917	958,475	961,371
Loans held-for-sale, at fair value	3,814	5,219	14,850
Loans	4,753,289	4,647,621	4,185,261
Allowance for loan losses	(78,473)	(79,072)	(82,834)
Net loans	4,674,816	4,568,549	4,102,427
Premises and equipment (net of accumulated depreciation of $102,163 at March 31, 2014, $100,261 at December 31, 2013 and $94,068 at March 31, 2013)	74,779	75,308	73,501
Goodwill	120,164	120,164	120,164
Other intangible assets	12,872	13,424	14,902
Interest receivable and other assets	133,581	132,781	124,587
Total Assets	$6,338,328	$6,184,708	$5,990,528
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$1,219,081	$1,227,768	$1,086,986
Interest-bearing	4,012,212	3,894,617	3,920,372
Total deposits	5,231,293	5,122,385	5,007,358
Interest payable and other liabilities	40,209	38,395	30,931
Short-term borrowings	361,231	327,428	347,484
Total liabilities	5,632,733	5,488,208	5,385,773
Shareholders’ equity:
Preferred stock, no par value:
Authorized – 200,000 shares, none issued	—	—	—
Common stock, $1 par value per share:
Authorized — 45,000,000 shares
Issued and outstanding — 29,865,841 shares at March 31, 2014, 29,789,825 shares at December 31, 2013 and 27,532,377 shares at March 31, 2013	29,866	29,790	27,532
Additional paid-in capital	489,045	488,177	433,648
Retained earnings	205,985	199,053	174,209
Accumulated other comprehensive loss	(19,301)	(20,520)	(30,634)
Total shareholders’ equity	705,595	696,500	604,755
Total Liabilities and Shareholders’ Equity	$6,338,328	$6,184,708	$5,990,528

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$49,195	$47,905
Interest on investment securities:
Taxable	2,383	2,438
Tax-exempt	1,704	1,564
Dividends on nonmarketable equity securities	238	151
Interest on deposits with the Federal Reserve Bank	125	321
Total interest income	53,645	52,379
Interest Expense
Interest on deposits	3,745	4,566
Interest on short-term borrowings	121	114
Interest on Federal Home Loan Bank (FHLB) advances	—	47
Total interest expense	3,866	4,727
Net Interest Income	49,779	47,652
Provision for loan losses	1,600	3,000
Net interest income after provision for loan losses	48,179	44,652
Noninterest Income
Service charges and fees on deposit accounts	4,930	5,195
Wealth management revenue	3,631	3,445
Other charges and fees for customer services	4,194	4,651
Mortgage banking revenue	794	2,012
Gain on sale of investment securities	—	847
Other	167	89
Total noninterest income	13,716	16,239
Operating Expenses
Salaries, wages and employee benefits	24,184	23,369
Occupancy	4,374	3,663
Equipment and software	3,461	3,450
Other	10,163	11,475
Total operating expenses	42,182	41,957
Income before income taxes	19,713	18,934
Federal income tax expense	5,900	5,700
Net Income	$13,813	$13,234
Net Income Per Common Share:
Basic	$0.46	$0.48
Diluted	0.46	0.48
Cash Dividends Declared Per Common Share	0.23	0.21

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Net income	$13,813	$13,234
Other comprehensive income, net of tax:
Net unrealized gains on investment securities available-for-sale, net of tax expense of $857 and $227 for the three months ended March 31, 2014 and 2013, respectively	1,593	420
Reclassification adjustment for realized gain on sale of investment securities available-for-sale included in net income, net of tax expense of $296 for the three months ended March 31, 2013	—	(551)
Adjustment for pension and other postretirement benefits, net of tax expense (benefit) of $(201) and $332 for the three months ended March 31, 2014 and 2013, respectively	(374)	616
Total other comprehensive income, net of tax	1,219	485
Comprehensive income	$15,032	$13,719

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share data)
Balances at January 1, 2013	$27,499	$433,195	$166,766	$(31,119)	$596,341
Comprehensive income			13,234	485	13,719
Cash dividends declared and paid of $0.21 per share			(5,791)		(5,791)
Shares issued – stock options		(10)			(10)
Shares issued – directors’ stock plans	11	228			239
Shares issued – restricted stock units	22	(394)			(372)
Share-based compensation		629			629
Balances at March 31, 2013	$27,532	$433,648	$174,209	$(30,634)	$604,755

Balances at January 1, 2014	$29,790	$488,177	$199,053	$(20,520)	$696,500
Comprehensive income			13,813	1,219	15,032
Cash dividends declared and paid of $0.23 per share			(6,881)		(6,881)
Shares issued – stock options	27	530			557
Shares issued – directors’ stock plans	12	298			310
Shares issued – restricted stock units	36	(513)			(477)
Share-based compensation	1	553			554
Balances at March 31, 2014	$29,866	$489,045	$205,985	$(19,301)	$705,595

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Operating Activities
Net income	$13,813	$13,234
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,600	3,000
Gains on sales of loans	(647)	(2,394)
Proceeds from sales of loans	22,080	71,205
Loans originated for sale	(20,028)	(65,996)
Net gains on sales of other real estate and repossessed assets	(379)	(235)
Depreciation of premises and equipment	2,119	2,177
Amortization of intangible assets	695	1,001
Gain on sale of investment securities	—	(847)
Net amortization of premiums and discounts on investment securities	1,093	863
Share-based compensation expense	554	629
Contributions to defined benefit pension plan	—	(15,000)
Net (increase) decrease in interest receivable and other assets	(1,319)	7,154
Net increase (decrease) in interest payable and other liabilities	1,239	(7,837)
Net cash provided by operating activities	20,820	6,954
Investing Activities
Investment securities – available-for-sale:
Proceeds from sales	—	33,028
Proceeds from maturities, calls and principal reductions	28,426	41,165
Purchases	—	(191,165)
Investment securities – held-to-maturity:
Proceeds from maturities, calls and principal reductions	31,798	7,111
Purchases	(36,309)	(34,940)
Net increase in loans	(109,965)	(24,374)
Proceeds from sales of other real estate and repossessed assets	2,197	2,701
Purchases of premises and equipment and branch bank property, net of disposals	(1,590)	(602)
Net cash used in investing activities	(85,443)	(167,076)
Financing Activities
Net increase in interest- and noninterest-bearing demand deposits and savings accounts	78,246	125,946
Net increase (decrease) in time deposits	30,662	(40,031)
Net increase in short-term borrowings	33,803	37,021
Repayment of FHLB advances	—	(34,289)
Cash dividends paid	(6,881)	(5,791)
Proceeds from directors’ stock plans and exercise of stock options, net of shares withheld	867	229
Cash paid for payroll taxes upon conversion of restricted stock units	(477)	(372)
Net cash provided by financing activities	136,220	82,713
Net increase (decrease) in cash and cash equivalents	71,597	(77,409)
Cash and cash equivalents at beginning of period	310,788	656,135
Cash and cash equivalents at end of period	$382,385	$578,726
Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,858	$4,890
Loans transferred to other real estate and repossessed assets	2,098	2,191
Closed branch offices transferred to other real estate	—	382
Federal income taxes paid (refunded)	—	(3,500)
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

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
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments believed necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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
March 31, 2014

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
The Corporation accounts for acquired loans, which are recorded at fair value at acquisition, in accordance with Accounting Standards Codification (ASC) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30). ASC 310-30 allows investors to aggregate loans acquired into loan pools that have common risk characteristics and thereby use a composite interest rate and expectation of cash flows expected to be collected for the loan pools. Under the provisions of ASC 310-30, the Corporation aggregated acquired loans into 14 pools based upon common risk characteristics, including types of loans, commercial type loans with similar risk grades and whether loans were performing or nonperforming. A pool is considered a single unit of accounting for purposes of applying the guidance prescribed in ASC 310-30. A loan will be removed from a pool of acquired loans only if the loan is sold, foreclosed, paid off or written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and the cash, fair value of the collateral, or other assets received would not affect the effective yield used to recognize the accretable difference on the remaining pool. The Corporation estimated the cash flows expected to be collected over the life of the pools of loans at acquisition, and estimates expected cash flows quarterly thereafter, based on a set of assumptions including expectations as to default rates, prepayment rates and loss severities. The Corporation must make numerous assumptions, interpretations and judgments using internal and third-party credit quality information to determine whether it is probable that the Corporation will be able to collect all contractually required payments. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved.
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
Loans Modified Under Troubled Debt Restructurings
Loans modified under troubled debt restructurings (TDRs) involve granting a concession to a borrower who is experiencing financial difficulty. Concessions generally include modifications to original loan terms, including changes to a loan’s payment schedule or interest rate, which generally would not otherwise be considered. The Corporation’s TDRs include performing and nonperforming TDRs, which consist of originated loans that continue to accrue interest at the loan's original interest rate as the Corporation expects to collect the remaining principal and interest on the loan, and nonaccrual TDRs, which include originated loans that are in a nonaccrual status and are no longer accruing interest, as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans. At the time of modification (except for loans on nonaccrual status), a TDR is reported as a nonperforming TDR until a six-month payment history of principal and interest payments, in accordance with the terms of the loan modification, is sustained, at which time the Corporation moves the loan to a performing status (performing TDR). If the Corporation does not expect to collect all principal and interest on the loan, the modified loan is classified as a nonaccrual TDR. All TDRs are accounted for as impaired loans and are included in the Corporation’s analysis of the allowance for loan losses. A TDR that has been refinanced by a borrower who is no longer experiencing financial difficulty and which yields a market rate of interest at the time of a renewal is no longer reported as a TDR.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

Loans in the Corporation’s commercial loan portfolio (comprised of commercial, commercial real estate, real estate construction and land development loans) that meet the definition of a TDR generally consist of loans where the Corporation has allowed borrowers to defer scheduled principal payments and make interest-only payments for a specified period of time at the stated interest rate of the original loan agreement or reduced payments due to a moderate extension of the loan’s contractual term. If the Corporation does not expect to collect all principal and interest on the loan, the modified loan is classified as a nonaccrual TDR. If the Corporation does not expect to incur a loss on the loan based on its assessment of the borrowers’ expected cash flows, as the pre- and post-modification effective yields are approximately the same, the loan is classified as a nonperforming TDR until a six-month payment history is sustained, at which time the loan is classified as a performing TDR. Since no loss is expected to be incurred on these loans, no additional provision for loan losses has been recognized related to these loans, and these loans accrue interest at their contractual interest rate. These loans are individually evaluated for impairment and transferred to nonaccrual status if they become 90 days past due as to principal or interest payments or if it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the modified terms of the loans.
Loans in the Corporation’s consumer loan portfolio (comprised of residential mortgage, consumer installment and home equity loans) that meet the definition of a performing or nonperforming TDR generally consist of residential mortgage loans that include a concession that reduces a borrower’s monthly payments by decreasing the interest rate charged on the loan for a specified period of time (generally 24 months) under a formal modification agreement. The Corporation recognizes an additional provision for loan losses related to impairment on these loans on an individual basis based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. These loans continue to accrue interest at the loan's effective interest rate, which consists of contractual interest under the terms of the modification agreement in addition to an adjustment for the accretion of computed impairment. These loans are moved to nonaccrual status if they become 90 days past due as to principal or interest payments, or sooner if conditions warrant.
Impaired Loans
A loan is defined to be impaired when it is probable that payment of principal and interest will not be paid in accordance with the original contractual terms of the loan agreement. Impaired loans include nonaccrual loans (including nonaccrual TDRs), performing and nonperforming TDRs and acquired loans that were not performing in accordance with original contractual terms. Impaired loans are accounted for at the lower of the present value of expected cash flows discounted at the loan's original effective interest rate or the estimated fair value of the collateral, if the loan is collateral dependent. When the present value of expected cash flows or the fair value of collateral of an impaired loan in the originated loan portfolio is less than the amount of unpaid principal outstanding on the loan, the principal balance of the loan is reduced to its carrying value through either an allocation of the allowance for loan losses or a partial charge-off of the loan balance.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be incurred in the remainder of the originated loan portfolio, but that have not been specifically identified. The Corporation utilizes its own loss experience to estimate inherent losses on loans. Internal risk ratings are assigned to each loan in the commercial loan portfolio (commercial, commercial real estate, real estate construction and land development loans) at the time of origination and are subject to subsequent periodic reviews by senior management. The Corporation performs a detailed credit quality review quarterly on all loans greater than $0.25 million that have deteriorated below certain levels of credit risk, and may allocate a specific portion of the allowance to such loans based upon this review. A portion of the allowance is allocated to the remaining loans by applying projected loss ratios, based on numerous factors. Projected loss ratios incorporate factors such as charge-off experience, trends with respect to adversely risk-rated loans in the commercial loan portfolio, trends with respect to past due and nonaccrual loans, changes in economic conditions and trends, changes in the value of underlying collateral and other credit risk factors. This evaluation involves a high degree of uncertainty.
In determining the allowance and the related provision for loan losses, the Corporation considers four principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired loans in the commercial loan portfolio, (ii) reserves established for adversely-rated loans in the commercial loan portfolio and nonaccrual residential mortgage, consumer installment and home equity loans based on loan loss experience of other adversely-rated loans, (iii) reserves, by loan classes, on all other loans based principally on a five-year historical loan loss experience, with higher weighting placed on the most recent years, and loan loss trends and (iv) an unallocated allowance based on the imprecision in the overall allowance methodology for loans collectively evaluated for impairment.
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
The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Corporation to record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At March 31, 2014, December 31, 2013 and March 31, 2013, the Corporation had elected the fair value option on all of its residential mortgage loans held-for-sale. The Corporation has not elected the fair value option for any other financial assets or liabilities.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

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
Uncertain income tax positions are evaluated to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50% likely to be realized. Reserves for contingent income tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of audits or examinations. The Corporation had no contingent income tax liabilities recorded at March 31, 2014, December 31, 2013 or March 31, 2013. The tax periods open to examination by the Internal Revenue Service include the calendar years ended December 31, 2013, 2012, 2011 and 2010.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation’s common stock under a stock repurchase program. In November 2011, the board of directors of the Corporation reaffirmed the stock buy-back authorization with the qualification that the shares may only be repurchased if the share price is below the tangible book value per share of the Corporation’s common stock at the time of the repurchase. Since the January 2008 authorization, no shares have been repurchased. At March 31, 2014, there were 500,000 remaining shares available for repurchase under the Corporation’s stock repurchase programs.
Underwritten Public Offering of Common Stock
On September 18, 2013, the Corporation issued and sold 2,213,750 shares of common stock, including 288,750 shares of common stock that were issued and sold upon the exercise in full of the underwriters' over-allotment option, at a public offering price of $26.00 per share. The net proceeds from the issuance and sale of the common stock, after deducting the underwriting discount and issuance-related expenses, totaled $53.9 million. The Corporation intends to use the net proceeds to fund a portion of the purchase price in connection with its pending acquisition of Northwestern Bancorp, Inc.
Shelf Registration
The Corporation filed a universal shelf registration statement with the Securities and Exchange Commission (SEC) on May 23, 2013, which became effective on June 7, 2013, to register up to $100 million in securities. The shelf registration statement provides the Corporation with the ability to raise capital, subject to SEC rules and limitations, if the Corporation's board of directors decides to do so. As previously discussed, on September 18, 2013, the Corporation completed a $57.6 million public stock offering, which does not take into account the underwriting discount and issuance-related expenses. As a result of the public stock offering, the Corporation has $42.4 million in securities still available under the shelf registration statement.
Preferred Stock
On April 20, 2009, the shareholders of the Corporation authorized the board of directors of the Corporation to issue up to 200,000 shares of preferred stock in connection with either an acquisition by the Corporation of an entity that has shares of preferred stock issued and outstanding pursuant to any program established by the United States government or participation by the Corporation in any program established by the United States government. At March 31, 2014, no shares of preferred stock were issued and outstanding.
Legal Matters
The Corporation and Chemical Bank are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition or results of operations of the Corporation.
Adopted Accounting Pronouncements
Joint and Several Liability Arrangements
In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (ASU 2013-04). ASU 2013-04 provides guidance in relation to the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 is effective for interim and annual periods beginning after December 15, 2013 and should be applied retrospectively for all periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of the fiscal year of adoption. The adoption of ASU 2013-04 as of January 1, 2014 did not have a material impact on the Corporation's consolidated financial condition or results of operations.
Accounting for Investments in Qualified Affordable Housing Projects
In January 2014, the FASB issued ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, a consensus of the FASB Emerging Issues Task Force (ASU 2014-01). ASU 2014-01 allows limited liability investors in qualified affordable housing projects to amortize the cost of their investment in proportion to tax credits and other tax benefits received (referred to as the "proportional amortization method"), and present the amortization as a component of income tax expense. The proportional amortization method replaces the equity method, which requires the investment performance to be included in pre-tax income. The following conditions must be met in order for an investor to use the proportional amortization method: (i) it is probable that the tax credits allocable to the investor will be available, (ii) the investor does not have the ability to exercise significant influence over the operating and financial policies of the limited liability

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

entity, (iii) substantially all of the projected benefits are from tax credits and other tax benefits, (iv) the investor's projected yield based solely on the cash flows from the tax credits and other tax benefits is positive, and (v) the investor is a limited liability investor in the limited liability entity for both legal and tax purposes, and the investor's liability is limited to its capital investment. The decision to apply the proportional amortization method is an accounting policy method that, if elected, must be applied consistently to all investments that meet the above conditions. An investor that does not qualify for the proportional amortization method or elects not to apply it will account for its investment under the cost or equity method in accordance with current guidance. ASU 2014-01 also introduces disclosure requirements for all investments in qualified affordable housing projects, regardless of the accounting method used for those investments. An investor must disclose (i) the nature of investments in qualified affordable housing projects and (ii) the effect of the measurement of those investments and the related tax credits on its financial statements. ASU 2014-01 is effective for public companies for interim and annual periods beginning after December 15, 2014, with early adoption permitted. Once adopted, the guidance must be applied retrospectively to all periods presented.
The Corporation elected to early-adopt ASU 2014-01 as of January 1, 2014. The Corporation previously accounted for its investments in qualified affordable housing projects under the equity method; however, the Corporation determined that its investments in its qualified affordable housing projects meet the conditions set forth in ASU 2014-01 to account for these investments under the proportional amortization method. The Corporation invests in qualified affordable housing projects solely for the purpose of obtaining tax credits and other tax benefits. Accordingly, the Corporation believes that amortizing its investments in qualified affordable housing projects as a component of income tax expense rather than as a component of operating expenses better reflects the nature and intent of these investments. As a result of adopting ASU 2014-01, the Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $0.1 million during the three months ended March 31, 2014. While the adoption of ASU 2014-01 requires retrospective application to all periods presented, the Corporation did not restate income tax expense for the three months ended March 31, 2013 as the amount of additional income tax expense attributable to the amortization of investments in qualified affordable housing projects was not considered material. The Corporation's remaining investment in qualified affordable housing projects totaled $3.2 million at both March 31, 2014 and December 31, 2013 and $3.5 million at March 31, 2013.
Pending Accounting Pronouncements
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

Note 2: Acquisitions
Pending Acquisition of Northwestern Bancorp, Inc.
On March 10, 2014, the Corporation and Northwestern Bancorp, Inc. (Northwestern), the parent company of Northwestern Bank, a community bank based in Traverse City, Michigan, entered into a definitive agreement whereby the Corporation will acquire Northwestern in an all cash transaction valued at $120 million, subject to adjustment under limited circumstances. The Corporation anticipates the transaction, with cost savings fully phased in and excluding the impact of acquisition-related transaction costs, to be immediately accretive to earnings. Closing of the merger, which is expected to occur in the third quarter of 2014, is subject to certain conditions, including approval by the shareholders of Northwestern and regulatory approval. The Corporation recognized $0.3 million of pre-tax acquisition-related costs during the three months ended March 31, 2014.
Acquisition of 21 Branches
On December 7, 2012, Chemical Bank acquired 21 branches located in the Northeast and Battle Creek regions of Michigan, including $404 million in deposits and $44 million in loans (branch acquisition transaction). The purchase price of the branch offices, including equipment, was $8.1 million and the Corporation paid a premium on deposits of $11.5 million, or approximately 2.85% of total deposits. The loans were purchased at a discount of 1.75%. In connection with the branch acquisition transaction, the Corporation recorded goodwill of $6.8 million and other intangible assets attributable to customer core deposits of $5.6 million.
Acquisition of O.A.K. Financial Corporation (OAK)
On April 30, 2010, the Corporation acquired OAK and OAK's wholly-owned bank subsidiary, Byron Bank, for total consideration of $83.7 million. Byron Bank, which was subsequently consolidated with and into Chemical Bank, provided traditional banking services and products through 14 banking offices serving communities in Ottawa, Allegan and Kent counties in west Michigan. At the acquisition date, OAK had total assets of $820 million, including total loans of $627 million, and total deposits of $693 million, including brokered deposits of $193 million.
Upon acquisition, the OAK loan portfolio had contractually required principal payments receivable of $683 million and a fair value of $627 million.The outstanding contractual principal balance and the carrying amount of the acquired loan portfolio were $313 million and $289 million, respectively, at March 31, 2014, compared to $320 million and $295 million, respectively, at December 31, 2013 and $400 million and $374 million, respectively, at March 31, 2013.
Activity for the accretable yield, which includes contractually due interest for acquired loans that have been renewed or extended since the date of acquisition and continue to be accounted for in loan pools in accordance with ASC 310-30, follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$32,610	$49,390
Additions (reductions)*	821	(491)
Accretion recognized in interest income	(3,843)	(4,940)
Reclassification from nonaccretable difference	10,000	125
Balance at end of period	$39,588	$44,084

*
Represents additions of estimated contractual interest expected to be collected from acquired loans being renewed or extended, less reductions in contractual interest resulting from the early payoff of acquired loans.

As part of its ongoing assessment of the acquired loan portfolio, management has determined that the overall credit quality of the acquired loan portfolio has improved, which has resulted in an improvement in expected cash flows of loan pools in the acquired commercial loan portfolio. Accordingly, management reclassified $10.0 million during the three months ended March 31, 2014 from the nonaccretable difference to the accretable yield for these acquired commercial loan pools, which will increase amounts recognized into interest income over the estimated remaining lives of these loan pools.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

Note 3: Investment Securities
The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at March 31, 2014, December 31, 2013 and March 31, 2013:

	Investment Securities Available-for-Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
March 31, 2014
Government sponsored agencies	$91,613	$295	$298	$91,610
State and political subdivisions	42,369	1,408	—	43,777
Residential mortgage-backed securities	291,187	1,023	3,472	288,738
Collateralized mortgage obligations	167,622	393	1,296	166,719
Corporate bonds	65,003	505	93	65,415
Preferred stock	1,389	170	—	1,559
Total	$659,183	$3,794	$5,159	$657,818
December 31, 2013
Government sponsored agencies	$93,895	$250	$382	$93,763
State and political subdivisions	42,450	1,355	7	43,798
Residential mortgage-backed securities	303,495	968	5,097	299,366
Collateralized mortgage obligations	182,128	452	1,639	180,941
Corporate bonds	65,028	499	252	65,275
Preferred stock	1,389	63	25	1,427
Total	$688,385	$3,587	$7,402	$684,570
March 31, 2013
Government sponsored agencies	$94,939	$608	$168	$95,379
State and political subdivisions	47,043	2,206	—	49,249
Residential mortgage-backed securities	237,256	1,984	48	239,192
Collateralized mortgage obligations	246,751	1,087	170	247,668
Corporate bonds	65,114	783	349	65,548
Preferred stock	6,144	442	—	6,586
Total	$697,247	$7,110	$735	$703,622

	Investment Securities Held-to-Maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
March 31, 2014
State and political subdivisions	$267,599	$5,331	$6,983	$265,947
Trust preferred securities	10,500	—	4,040	6,460
Total	$278,099	$5,331	$11,023	$272,407
December 31, 2013
State and political subdivisions	$263,405	$5,462	$6,846	$262,021
Trust preferred securities	10,500	—	4,250	6,250
Total	$273,905	$5,462	$11,096	$268,271
March 31, 2013
State and political subdivisions	$247,249	$10,002	$1,886	$255,365
Trust preferred securities	10,500	—	4,460	6,040
Total	$257,749	$10,002	$6,346	$261,405

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

The majority of the Corporation’s residential mortgage-backed securities and collateralized mortgage obligations are backed by a U.S. government agency (Government National Mortgage Association) or a government sponsored enterprise (Federal Home Loan Mortgage Corporation or Federal National Mortgage Association).
At March 31, 2014, the Corporation held $10.5 million of trust preferred investment securities that were recorded as held-to-maturity, with $10.0 million of these securities representing a 100% interest in a trust preferred investment security of a small non-public bank holding company in Michigan that has been assessed by the Corporation as financially strong. The remaining $0.5 million represents a 10% interest in another trust preferred investment security of a small non-public bank holding company located in Michigan that was categorized as well-capitalized under regulatory guidelines at March 31, 2014.
At March 31, 2014, it was the Corporation’s opinion that the market for trust preferred investment securities was not active, and thus, in accordance with GAAP, when there is a significant decrease in the volume and activity for an asset or liability in relation to normal market activity, adjustments to transaction or quoted prices may be necessary or a change in valuation technique or multiple valuation techniques may be appropriate. The Corporation obtained pricing information for its trust preferred investment securities from an independent third-party pricing source. The pricing information was based on both observable inputs and unobservable inputs, including appropriate risk adjustments that market participants would make for possible nonperformance, illiquidity and issuer specifics such as size, leverage position and location. The observable inputs were based on the existing market and insight into appropriate rate of return adjustments that market participants would require for the additional risk associated with a single issue investment security of this nature. Based on the information obtained from the independent third-party pricing source, the Corporation calculated a fair value at March 31, 2014 of $6.2 million on its $10.0 million trust preferred investment security and $0.3 million on its $0.5 million trust preferred investment security, resulting in a combined unrealized loss of $4.0 million at that date.
The following is a summary of the amortized cost and fair value of investment securities at March 31, 2014, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

	March 31, 2014
	Amortized Cost	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$160,093	$159,861
Due after one year through five years	403,039	402,251
Due after five years through ten years	90,096	89,721
Due after ten years	4,566	4,426
Preferred stock	1,389	1,559
Total	$659,183	$657,818
Investment Securities Held-to-Maturity:
Due in one year or less	$38,060	$38,096
Due after one year through five years	104,588	105,892
Due after five years through ten years	79,077	79,653
Due after ten years	56,374	48,766
Total	$278,099	$272,407

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

The following schedule summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized losses at March 31, 2014, December 31, 2013 and March 31, 2013, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
March 31, 2014
Government sponsored agencies	$45,396	$110	$15,204	$188	$60,600	$298
State and political subdivisions	79,787	4,942	56,180	2,041	135,967	6,983
Residential mortgage-backed securities	247,397	3,472	—	—	247,397	3,472
Collateralized mortgage obligations	76,900	885	12,833	411	89,733	1,296
Corporate bonds	—	—	14,907	93	14,907	93
Trust preferred securities	—	—	6,460	4,040	6,460	4,040
Total	$449,480	$9,409	$105,584	$6,773	$555,064	$16,182
December 31, 2013
Government sponsored agencies	$47,352	$205	$14,031	$177	$61,383	$382
State and political subdivisions	126,345	6,475	19,074	378	145,419	6,853
Residential mortgage-backed securities	274,076	5,097	—	—	274,076	5,097
Collateralized mortgage obligations	84,995	1,127	14,684	512	99,679	1,639
Corporate bonds	14,931	78	19,826	174	34,757	252
Trust preferred securities	—	—	6,250	4,250	6,250	4,250
Preferred stock	1,024	25	—	—	1,024	25
Total	$548,723	$13,007	$73,865	$5,491	$622,588	$18,498
March 31, 2013
Government sponsored agencies	$17,281	$168	$—	$—	$17,281	$168
State and political subdivisions	73,880	1,667	10,685	219	84,565	1,886
Residential mortgage-backed securities	86,179	45	374	3	86,553	48
Collateralized mortgage obligations	27,802	133	8,560	37	36,362	170
Corporate bonds	—	—	19,651	349	19,651	349
Trust preferred securities	—	—	6,040	4,460	6,040	4,460
Total	$205,142	$2,013	$45,310	$5,068	$250,452	$7,081
An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security, as of March 31, 2014, represented an other-than-temporary impairment (OTTI). Management believed that the unrealized losses on investment securities at March 31, 2014 were temporary in nature and due primarily to changes in interest rates and reduced market liquidity and not as a result of credit-related issues. Unrealized losses of $4.0 million in the trust preferred securities portfolio, related to trust preferred securities of two well-capitalized bank holding companies in Michigan, were attributable to illiquidity in financial markets for these types of investments. The Corporation performed an analysis of the creditworthiness of these issuers and concluded that, at March 31, 2014, the Corporation expected to recover the entire amortized cost basis of these investment securities.
At March 31, 2014, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, at March 31, 2014, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. However, there is no assurance that OTTI may not occur in the future.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

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
Land development — Secured development loans made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date. Land development loans at March 31, 2014, December 31, 2013 and March 31, 2013 were primarily comprised of loans to develop residential properties.
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
Commercial, commercial real estate, real estate construction and land development loans are referred to as the Corporation’s commercial loan portfolio, while residential mortgage, consumer installment and home equity loans are referred to as the Corporation’s consumer loan portfolio. A summary of loans follows:

	March 31, 2014	December 31, 2013	March 31, 2013
	(In thousands)
Commercial loan portfolio:
Commercial	$1,208,641	$1,176,307	$1,038,115
Commercial real estate	1,279,167	1,232,658	1,162,383
Real estate construction	85,084	89,795	65,367
Land development	13,761	20,066	32,640
Subtotal	2,586,653	2,518,826	2,298,505
Consumer loan portfolio:
Residential mortgage	962,009	960,423	872,454
Consumer installment	675,412	644,769	540,216
Home equity	529,215	523,603	474,086
Subtotal	2,166,636	2,128,795	1,886,756
Total loans	$4,753,289	$4,647,621	$4,185,261

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

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
The Corporation has a commercial loan portfolio approval process involving underwriting and individual and group loan approval authorities to consider credit quality and loss exposure at loan origination. The loans in the Corporation’s commercial loan portfolio are risk rated at origination based on the grading system set forth below. The approval authority of relationship managers is established based on experience levels, with credit decisions greater than $1.0 million requiring group loan authority approval, except for four executive and senior officers who have varying limits exceeding $1.5 million and up to $3.5 million. With respect to the group loan authorities, the Corporation has a loan committee, consisting of certain executive and senior officers, that meets weekly to consider loans ranging in amounts from $1.0 million to $5.0 million, depending on risk rating and credit action required. A directors’ loan committee, consisting of nine members of the board of directors, including the chief executive officer and senior credit officer, meets bi-weekly to consider loans in amounts over $5.0 million, and certain loans under $5.0 million depending on a loan’s risk rating and credit action required. Loans over $10.0 million require majority approval of the board of directors.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

The following schedule presents the recorded investment of loans in the commercial loan portfolio by risk rating categories at March 31, 2014, December 31, 2013 and March 31, 2013:

	Commercial	Commercial Real Estate	Real Estate Construction	Land Development	Total
	(In thousands)
March 31, 2014
Originated Portfolio:
Risk Grades 1-5	$1,060,743	$1,034,517	$70,750	$3,831	$2,169,841
Risk Grade 6	18,359	33,962	680	968	53,969
Risk Grade 7	33,768	32,671	815	700	67,954
Risk Grade 8	17,301	27,552	160	2,267	47,280
Risk Grade 9	950	16	—	—	966
Subtotal	1,131,121	1,128,718	72,405	7,766	2,340,010
Acquired Portfolio:
Risk Grades 1-5	67,326	139,130	12,679	3,906	223,041
Risk Grade 6	2,423	2,627	—	—	5,050
Risk Grade 7	3,635	7,753	—	—	11,388
Risk Grade 8	4,136	939	—	2,089	7,164
Risk Grade 9	—	—	—	—	—
Subtotal	77,520	150,449	12,679	5,995	246,643
Total	$1,208,641	$1,279,167	$85,084	$13,761	$2,586,653
December 31, 2013
Originated Portfolio:
Risk Grades 1-5	$1,024,461	$991,964	$75,696	$6,874	$2,098,995
Risk Grade 6	20,082	34,248	654	969	55,953
Risk Grade 7	29,776	30,377	738	3,128	64,019
Risk Grade 8	17,414	28,580	371	2,309	48,674
Risk Grade 9	960	18	—	—	978
Subtotal	1,092,693	1,085,187	77,459	13,280	2,268,619
Acquired Portfolio:
Risk Grades 1-5	73,763	133,653	12,336	4,667	224,419
Risk Grade 6	5,472	5,022	—	—	10,494
Risk Grade 7	852	7,792	—	—	8,644
Risk Grade 8	3,527	1,004	—	2,119	6,650
Risk Grade 9	—	—	—	—	—
Subtotal	83,614	147,471	12,336	6,786	250,207
Total	$1,176,307	$1,232,658	$89,795	$20,066	$2,518,826
March 31, 2013
Originated Portfolio:
Risk Grades 1-5	$868,683	$858,484	$50,601	$11,720	$1,789,488
Risk Grade 6	28,037	44,603	59	434	73,133
Risk Grade 7	26,040	29,359	1,020	5,754	62,173
Risk Grade 8	10,471	34,170	168	4,105	48,914
Risk Grade 9	1,715	1,679	—	—	3,394
Subtotal	934,946	968,295	51,848	22,013	1,977,102
Acquired Portfolio:
Risk Grades 1-5	93,560	176,523	13,519	7,783	291,385
Risk Grade 6	6,870	5,035	—	242	12,147
Risk Grade 7	874	11,146	—	—	12,020
Risk Grade 8	1,865	1,384	—	2,602	5,851
Risk Grade 9	—	—	—	—	—
Subtotal	103,169	194,088	13,519	10,627	321,403
Total	$1,038,115	$1,162,383	$65,367	$32,640	$2,298,505

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

Consumer Loan Portfolio
The Corporation evaluates the credit quality of loans in the consumer loan portfolio based on the performing or nonperforming status of the loan. Loans in the consumer loan portfolio that are performing in accordance with original contractual terms and are less than 90 days past due and accruing interest are considered to be in a performing status, while those that are in nonaccrual status, contractually past due 90 days or more as to interest or principal payments or classified as a nonperforming TDR are considered to be in a nonperforming status. Nonaccrual TDRs in the consumer loan portfolio are included with nonaccrual loans, while other TDRs in the consumer loan portfolio are considered in a nonperforming status until they meet the Corporation’s definition of a performing TDR, at which time they are considered in a performing status.
The following schedule presents the recorded investment of loans in the consumer loan portfolio based on loans in a performing status and loans in a nonperforming status at March 31, 2014, December 31, 2013 and March 31, 2013:

	Residential Mortgage	Consumer Installment	Home Equity	Total Consumer
	(In thousands)
March 31, 2014
Originated Loans:
Performing	$937,968	$672,984	$497,196	$2,108,148
Nonperforming	12,833	806	2,668	16,307
Subtotal	950,801	673,790	499,864	2,124,455
Acquired Loans:
Performing	11,150	1,622	29,020	41,792
Nonperforming	58	—	331	389
Subtotal	11,208	1,622	29,351	42,181
Total	$962,009	$675,412	$529,215	$2,166,636
December 31, 2013
Originated Loans:
Performing	$934,747	$642,370	$488,996	$2,066,113
Nonperforming	14,134	676	3,382	18,192
Subtotal	948,881	643,046	492,378	2,084,305
Acquired Loans:
Performing	11,481	1,723	31,182	44,386
Nonperforming	61	—	43	104
Subtotal	11,542	1,723	31,225	44,490
Total	$960,423	$644,769	$523,603	$2,128,795
March 31, 2013
Originated Loans:
Performing	$844,240	$537,817	$432,489	$1,814,546
Nonperforming	14,931	699	3,711	19,341
Subtotal	859,171	538,516	436,200	1,833,887
Acquired Loans:
Performing	13,283	1,700	37,724	52,707
Nonperforming	—	—	162	162
Subtotal	13,283	1,700	37,886	52,869
Total	$872,454	$540,216	$474,086	$1,886,756

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

Nonperforming Loans
A summary of nonperforming loans follows:

	March 31, 2014	December 31, 2013	March 31, 2013
	(In thousands)
Nonaccrual loans:
Commercial	$18,251	$18,374	$12,186
Commercial real estate	27,568	28,598	35,849
Real estate construction	160	371	168
Land development	2,267	2,309	4,105
Residential mortgage	6,589	8,921	10,407
Consumer installment	806	676	699
Home equity	2,046	2,648	2,837
Total nonaccrual loans	57,687	61,897	66,251
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	43	536	4
Commercial real estate	730	190	177
Real estate construction	—	—	—
Land development	—	—	—
Residential mortgage	—	537	196
Consumer installment	—	—	—
Home equity	622	734	874
Total accruing loans contractually past due 90 days or more as to interest or principal payments	1,395	1,997	1,251
Nonperforming TDRs:
Commercial loan portfolio	11,218	13,414	14,587
Consumer loan portfolio	6,244	4,676	4,328
Total nonperforming TDRs	17,462	18,090	18,915
Total nonperforming loans	$76,544	$81,984	$86,417
The Corporation’s nonaccrual loans at March 31, 2014, December 31, 2013 and March 31, 2013 included $44.4 million, $37.3 million and $47.0 million, respectively, of nonaccrual TDRs.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

Impaired Loans
The following schedule presents impaired loans by classes of loans at March 31, 2014, December 31, 2013 and March 31, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
March 31, 2014
Impaired loans with a valuation allowance:
Commercial	$3,534	$3,704	$1,250
Commercial real estate	3,720	3,878	371
Real estate construction	—	—	—
Land development	—	—	—
Residential mortgage	19,944	19,944	444
Subtotal	27,198	27,526	2,065
Impaired loans with no related valuation allowance:
Commercial	38,150	42,914	—
Commercial real estate	49,074	62,207	—
Real estate construction	160	366	—
Land development	4,472	7,773	—
Residential mortgage	6,589	6,589	—
Consumer installment	806	806	—
Home equity	2,046	2,046	—
Subtotal	101,297	122,701	—
Total impaired loans:
Commercial	41,684	46,618	1,250
Commercial real estate	52,794	66,085	371
Real estate construction	160	366	—
Land development	4,472	7,773	—
Residential mortgage	26,533	26,533	444
Consumer installment	806	806	—
Home equity	2,046	2,046	—
Total	$128,495	$150,227	$2,065
December 31, 2013
Impaired loans with a valuation allowance:
Commercial	$2,517	$2,656	$728
Commercial real estate	2,576	2,965	353
Real estate construction	—	—	—
Land development	—	—	—
Residential mortgage	17,408	17,408	510
Subtotal	22,501	23,029	1,591
Impaired loans with no related valuation allowance:
Commercial	38,838	44,377	—
Commercial real estate	48,220	61,444	—
Real estate construction	371	478	—
Land development	7,170	11,817	—
Residential mortgage	8,921	8,921	—
Consumer installment	676	676	—
Home equity	2,648	2,648	—
Subtotal	106,844	130,361	—
Total impaired loans:
Commercial	41,355	47,033	728
Commercial real estate	50,796	64,409	353
Real estate construction	371	478	—
Land development	7,170	11,817	—
Residential mortgage	26,329	26,329	510
Consumer installment	676	676	—
Home equity	2,648	2,648	—
Total	$129,345	$153,390	$1,591

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
March 31, 2013
Impaired loans with a valuation allowance:
Commercial	$4,347	$4,931	$1,629
Commercial real estate	12,876	13,045	3,893
Real estate construction	—	—	—
Land development	—	—	—
Residential mortgage	17,296	17,296	662
Subtotal	34,519	35,272	6,184
Impaired loans with no related valuation allowance:
Commercial	21,565	26,737	—
Commercial real estate	42,852	56,259	—
Real estate construction	372	442	—
Land development	11,247	15,510	—
Residential mortgage	10,407	10,407	—
Consumer installment	699	699	—
Home equity	2,837	2,837	—
Subtotal	89,979	112,891	—
Total impaired loans:
Commercial	25,912	31,668	1,629
Commercial real estate	55,728	69,304	3,893
Real estate construction	372	442	—
Land development	11,247	15,510	—
Residential mortgage	27,703	27,703	662
Consumer installment	699	699	—
Home equity	2,837	2,837	—
Total	$124,498	$148,163	$6,184
The difference between an impaired loan’s recorded investment and the unpaid principal balance for originated loans represents a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management’s assessment that full collection of the loan balance is not likely, and for acquired loans that meet the definition of an impaired loan represents fair value adjustments recognized at the acquisition date attributable to expected credit losses and the discounting of expected cash flows at market interest rates. The difference between the recorded investment and the unpaid principal balance of $21.7 million, $24.0 million and $23.7 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively, includes confirmed losses (partial charge-offs) of $17.8 million, $20.2 million and $19.9 million, respectively, and fair value discount adjustments of $3.9 million, $3.8 million and $3.8 million, respectively.
Impaired loans included $11.5 million, $9.8 million and $8.6 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively, of acquired loans that were not performing in accordance with original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loans. Impaired loans also included $41.8 million, $39.6 million and $30.7 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively, of performing TDRs.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

The following schedule presents information related to impaired loans for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Commercial	$41,607	$333
Commercial real estate	53,320	361
Real estate construction	167	—
Land development	4,643	37
Residential mortgage	26,781	303
Consumer installment	773	—
Home equity	2,168	—
Total	$129,459	$1,034

	Three Months Ended March 31, 2013
	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Commercial	$26,953	$193
Commercial real estate	56,745	288
Real estate construction	363	2
Land development	10,914	91
Residential mortgage	28,920	295
Consumer installment	719	—
Home equity	2,962	—
Total	$127,576	$869
The following schedule presents the aging status of the recorded investment in loans by classes of loans at March 31, 2014, December 31, 2013 and March 31, 2013:

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Non-accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
March 31, 2014
Originated Portfolio:
Commercial	$6,003	$1,832	$43	$18,251	$26,129	$1,104,992	$1,131,121
Commercial real estate	4,094	1,098	730	27,568	33,490	1,095,228	1,128,718
Real estate construction	18	—	—	160	178	72,227	72,405
Land development	—	—	—	2,267	2,267	5,499	7,766
Residential mortgage	1,259	1,138	—	6,589	8,986	941,815	950,801
Consumer installment	1,950	313	—	806	3,069	670,721	673,790
Home equity	1,500	256	622	2,046	4,424	495,440	499,864
Total	$14,824	$4,637	$1,395	$57,687	$78,543	$4,385,922	$4,464,465
Acquired Portfolio:
Commercial	$—	$—	$6,496	$—	$6,496	$71,024	$77,520
Commercial real estate	—	—	2,549	—	2,549	147,900	150,449
Real estate construction	—	—	—	—	—	12,679	12,679
Land development	—	—	2,089	—	2,089	3,906	5,995
Residential mortgage	—	—	58	—	58	11,150	11,208
Consumer installment	49	—	—	—	49	1,573	1,622
Home equity	49	—	331	—	380	28,971	29,351
Total	$98	$—	$11,523	$—	$11,621	$277,203	$288,824

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Non-accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
December 31, 2013
Originated Portfolio:
Commercial	$4,748	$865	$536	$18,374	$24,523	$1,068,170	$1,092,693
Commercial real estate	8,560	1,604	190	28,598	38,952	1,046,235	1,085,187
Real estate construction	—	4,107	—	371	4,478	72,981	77,459
Land development	—	—	—	2,309	2,309	10,971	13,280
Residential mortgage	2,191	103	537	8,921	11,752	937,129	948,881
Consumer installment	2,630	359	—	676	3,665	639,381	643,046
Home equity	1,452	278	734	2,648	5,112	487,266	492,378
Total	$19,581	$7,316	$1,997	$61,897	$90,791	$4,262,133	$4,352,924
Acquired Portfolio:
Commercial	$—	$—	$5,656	$—	$5,656	$77,958	$83,614
Commercial real estate	—	133	1,695	—	1,828	145,643	147,471
Real estate construction	—	—	—	—	—	12,336	12,336
Land development	—	—	2,332	—	2,332	4,454	6,786
Residential mortgage	—	—	61	—	61	11,481	11,542
Consumer installment	3	51	—	—	54	1,669	1,723
Home equity	394	—	43	—	437	30,788	31,225
Total	$397	$184	$9,787	$—	$10,368	$284,329	$294,697
March 31, 2013
Originated Portfolio:
Commercial	$7,948	$1,664	$4	$12,186	$21,802	$913,144	$934,946
Commercial real estate	9,195	2,541	177	35,849	47,762	920,533	968,295
Real estate construction	—	—	—	168	168	51,680	51,848
Land development	927	—	—	4,105	5,032	16,981	22,013
Residential mortgage	2,605	831	196	10,407	14,039	845,132	859,171
Consumer installment	2,038	524	—	699	3,261	535,255	538,516
Home equity	1,374	235	874	2,837	5,320	430,880	436,200
Total	$24,087	$5,795	$1,251	$66,251	$97,384	$3,713,605	$3,810,989
Acquired Portfolio:
Commercial	$191	$—	$2,504	$—	$2,695	$100,474	$103,169
Commercial real estate	479	157	3,341	—	3,977	190,111	194,088
Real estate construction	—	—	—	—	—	13,519	13,519
Land development	—	—	2,602	—	2,602	8,025	10,627
Residential mortgage	405	—	—	—	405	12,878	13,283
Consumer installment	34	33	—	—	67	1,633	1,700
Home equity	154	—	162	—	316	37,570	37,886
Total	$1,263	$190	$8,609	$—	$10,062	$364,210	$374,272

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

Loans Modified Under Troubled Debt Restructurings (TDRs)
The following schedule presents the Corporation’s loans reported as TDRs at March 31, 2014, December 31, 2013 and March 31, 2013:

	Performing TDRs	Non-Performing TDRs	Nonaccrual TDRs	Total
	(In thousands)
March 31, 2014
Commercial loan portfolio	$28,123	$11,218	$40,511	$79,852
Consumer loan portfolio	13,700	6,244	3,875	23,819
Total	$41,823	$17,462	$44,386	$103,671
December 31, 2013
Commercial loan portfolio	$26,839	$13,414	$31,961	$72,214
Consumer loan portfolio	12,732	4,676	5,321	22,729
Total	$39,571	$18,090	$37,282	$94,943
March 31, 2013
Commercial loan portfolio	$17,755	$14,587	$42,097	$74,439
Consumer loan portfolio	12,968	4,328	4,916	22,212
Total	$30,723	$18,915	$47,013	$96,651
The following schedule provides information on the Corporation's TDRs that were modified during the three months ended March 31, 2014 and 2013:

	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Three Months Ended March 31, 2014
Commercial loan portfolio:
Commercial	12	$8,356	$8,356
Commercial real estate	9	2,790	2,790
Land development	1	72	72
Subtotal – commercial loan portfolio	22	11,218	11,218
Consumer loan portfolio (residential mortgage)	30	987	978
Total	52	$12,205	$12,196

Three Months Ended March 31, 2013 (as revised)
Commercial loan portfolio:
Commercial	11	$1,606	$1,606
Commercial real estate	14	3,644	3,644
Real estate construction	2	364	364
Land development	2	432	432
Subtotal – commercial loan portfolio	29	6,046	6,046
Consumer loan portfolio (residential mortgage)	18	1,391	1,355
Total	47	$7,437	$7,401
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

The following schedule includes TDRs for which there was a payment default during the three months ended March 31, 2014 and 2013, whereby the borrower was past due with respect to principal and/or interest for 90 days or more, and the loan became a TDR during the twelve-month period prior to the default:

	Number of Loans	Principal Balance at End of Period
	(Dollars in thousands)
Three Months Ended March 31, 2014
Commercial loan portfolio:
Commercial	1	$104
Commercial real estate	2	1,670
Subtotal – commercial loan portfolio	3	1,774
Consumer loan portfolio (residential mortgage)	—	—
Total	3	$1,774
Three Months Ended March 31, 2013 (as revised)
Commercial loan portfolio:
Commercial	17	$1,053
Commercial real estate	1	126
Real estate construction	1	160
Subtotal – commercial loan portfolio	19	1,339
Consumer loan portfolio (residential mortgage)	5	484
Total	24	$1,823
During the three months ended March 31, 2013, the Corporation had excluded nonaccrual TDRs from the schedule of TDRs that were modified during the three months ended March 31, 2013 and the schedule of TDRs for which there was a payment default during the three months ended March 31, 2013. The Corporation has revised the amounts reported for the three months ended March 31, 2013 in these schedules to include activity related to all TDRs, including nonaccrual TDRs.
Allowance for Loan Losses
The following schedule presents, by loan portfolio segment, the changes in the allowance for the three months ended March 31, 2014 and details regarding the balance in the allowance and the recorded investment in loans at March 31, 2014 by impairment evaluation method.

	Commercial Loan Portfolio	Consumer Loan Portfolio	Unallocated	Total
	(In thousands)
Changes in allowance for loan losses for the three months ended March 31, 2014:
Beginning balance	$44,482	$30,145	$4,445	$79,072
Provision for loan losses	960	855	(215)	1,600
Charge-offs	(1,209)	(2,263)	—	(3,472)
Recoveries	777	496	—	1,273
Ending balance	$45,010	$29,233	$4,230	$78,473
Allowance for loan losses balance at March 31, 2014 attributable to:
Loans individually evaluated for impairment	$1,621	$444	$—	$2,065
Loans collectively evaluated for impairment	43,389	28,289	4,230	75,908
Loans acquired with deteriorated credit quality	—	500	—	500
Total	$45,010	$29,233	$4,230	$78,473
Recorded investment (loan balance) at March 31, 2014:
Loans individually evaluated for impairment	$87,587	$19,944	$—	$107,531
Loans collectively evaluated for impairment	2,252,423	2,104,511	—	4,356,934
Loans acquired with deteriorated credit quality	246,643	42,181	—	288,824
Total	$2,586,653	$2,166,636	$—	$4,753,289

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

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
The allowance attributable to acquired loans of $0.5 million at March 31, 2014, December 31, 2013 and March 31, 2013 was primarily attributable to two consumer loan pools in the acquired loan portfolio that had a decline in expected cash flows. Management determined that the overall credit quality of the acquired loan portfolio had improved at March 31, 2014, which has resulted in an improvement in expected cash flows of loan pools in the acquired commercial loan portfolio. Accordingly, management reclassified $10.0 million during the three months ended March 31, 2014 from the nonaccretable difference to the accretable yield for these acquired commercial loan pools, which will increase amounts recognized into interest income over the estimated remaining lives of these loan pools. There were no material changes in expected cash flows for the remaining acquired loan pools at December 31, 2013 or March 31, 2013.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

Note 5: Intangible Assets
The Corporation has the following types of intangible assets: goodwill, core deposit intangible assets and mortgage servicing rights (MSRs). Goodwill and core deposit intangible assets arose as the result of business combinations or other acquisitions. MSRs arose as a result of selling residential mortgage loans in the secondary market while retaining the right to service these loans and receive servicing income over the life of the loan. Amortization is recorded on the core deposit intangible assets and MSRs. Goodwill is not amortized but is evaluated at least annually for impairment. The Corporation’s most recent annual goodwill impairment test performed as of October 31, 2013 did not indicate that an impairment of goodwill existed. The Corporation also determined that no triggering events have occurred that indicated impairment from the most recent valuation date through March 31, 2014 and that the Corporation's goodwill was not impaired at March 31, 2014.
The following table shows the net carrying value of the Corporation’s intangible assets:

	March 31, 2014	December 31, 2013	March 31, 2013
	(In thousands)
Goodwill	$120,164	$120,164	$120,164
Other intangible assets:
Core deposit intangible assets	$9,556	$10,001	$11,417
Mortgage servicing rights	3,316	3,423	3,485
Total other intangible assets	$12,872	$13,424	$14,902
The following table sets forth the carrying amount, accumulated amortization and amortization expense of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:

	March 31, 2014	December 31, 2013	March 31, 2013
	(In thousands)
Gross original amount	$18,659	$18,659	$18,659
Accumulated amortization	9,103	8,658	7,242
Carrying amount	$9,556	$10,001	$11,417
Amortization expense for the three months ended March 31	$445		$493
The estimated future amortization expense on core deposit intangible assets for periods ending after March 31, 2014 is as follows: 2014 — $1.3 million; 2015 — $1.7 million; 2016 — $1.5 million; 2017 — $1.2 million; 2018 — $1.2 million; 2019 and thereafter — $2.7 million.
The following shows the net carrying value and fair value of MSRs and the total loans that the Corporation is servicing for others:

	March 31, 2014	December 31, 2013	March 31, 2013
	(In thousands)
Net carrying value of MSRs	$3,316	$3,423	$3,485
Fair value of MSRs	$6,706	$6,878	$5,326
Loans serviced for others that have servicing rights capitalized	$877,530	$886,730	$907,823
The following table shows the activity for capitalized MSRs:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$3,423	$3,478
Additions	143	515
Amortization	(250)	(508)
Balance at end of period	$3,316	$3,485
There was no impairment valuation allowance recorded on MSRs as of March 31, 2014, December 31, 2013 or March 31, 2013.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

Note 6: Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of related tax benefit/expense, were as follows:

	March 31, 2014	December 31, 2013	March 31, 2013
	(In thousands)
Net unrealized gains (losses) on investment securities – available-for-sale, net of related tax expense (benefit) of $(478) at March 31, 2014, $(1,335) at December 31, 2013 and $2,232 at March 31, 2013	$(887)	$(2,480)	$4,143
Pension and other postretirement benefits adjustment, net of related tax benefit of $9,915 at March 31, 2014, $9,714 at December 31, 2013 and $18,726 at March 31, 2013	(18,414)	(18,040)	(34,777)
Accumulated other comprehensive loss	$(19,301)	$(20,520)	$(30,634)
Note 7: Regulatory Capital
Federal and state banking regulations place certain restrictions on the transfer of assets, in the form of dividends, loans, or advances, from Chemical Bank to the Corporation. As of March 31, 2014, substantially all of the assets of Chemical Bank were restricted from transfer to the Corporation in the form of loans or advances. Dividends from Chemical Bank are the principal source of funds for the Corporation. At March 31, 2014, Chemical Bank was "well-capitalized" as defined by federal banking regulations. In addition to the statutory limits, the Corporation considers the overall financial and capital position of Chemical Bank prior to making any cash dividend decisions.
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
Quantitative measures established by regulation to ensure capital adequacy require minimum ratios of Tier 1 capital to average assets (Leverage Ratio) and Tier 1 and Total capital to risk-weighted assets. These capital guidelines assign risk weights to on- and off-balance sheet items in arriving at total risk-weighted assets. Minimum capital levels are based upon the perceived risk of various asset categories and certain off-balance sheet instruments. Risk weighted assets of the Corporation totaled $4.76 billion, $4.64 billion and $4.22 billion at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.
At March 31, 2014, December 31, 2013 and March 31, 2013, Chemical Bank’s capital ratios exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.” Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

The summary below compares the Corporation’s and Chemical Bank’s actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
March 31, 2014
Total Capital to Risk-Weighted Assets:
Corporation	$659,644	13.8%	$381,146	8.0%	N/A	N/A
Chemical Bank	589,254	12.4	380,542	8.0	$475,678	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	599,856	12.6	190,573	4.0	N/A	N/A
Chemical Bank	529,560	11.1	190,271	4.0	285,407	6.0
Leverage Ratio:
Corporation	599,856	9.9	243,070	4.0	N/A	N/A
Chemical Bank	529,560	8.7	242,939	4.0	303,673	5.0
December 31, 2013
Total Capital to Risk-Weighted Assets:
Corporation	$649,836	14.0%	$371,465	8.0%	N/A	N/A
Chemical Bank	579,494	12.5	370,881	8.0	$463,601	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	591,535	12.7	185,732	4.0	N/A	N/A
Chemical Bank	521,283	11.2	185,440	4.0	278,160	6.0
Leverage Ratio:
Corporation	591,535	9.9	239,010	4.0	N/A	N/A
Chemical Bank	521,283	8.7	238,884	4.0	298,605	5.0
March 31, 2013
Total Capital to Risk-Weighted Assets:
Corporation	$561,092	13.3%	$337,508	8.0%	N/A	N/A
Chemical Bank	545,361	13.0	336,576	8.0	$420,720	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	507,985	12.0	168,754	4.0	N/A	N/A
Chemical Bank	492,398	11.7	168,288	4.0	252,432	6.0
Leverage Ratio:
Corporation	507,985	8.8	230,992	4.0	N/A	N/A
Chemical Bank	492,398	8.5	230,544	4.0	288,179	5.0
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Investment securities — available-for-sale and loans held-for-sale are recorded at fair value on a recurring basis. Additionally, the Corporation may be required to record other assets, such as impaired loans, goodwill, other intangible assets, other real estate and repossessed assets, at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.
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
The Corporation elected the fair value option for all residential mortgage loans held-for-sale originated on or after July 1, 2012. Accordingly, loans held-for-sale are recorded at fair value on a recurring basis. The fair values of loans held-for-sale are based on the market price for similar loans sold in the secondary market, and therefore, are classified as Level 2 valuations.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

Disclosure of Recurring Basis Fair Value Measurements
For assets measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets were as follows:

	Fair Value Measurements – Recurring Basis
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
March 31, 2014
Investment securities – available-for-sale:
Government sponsored agencies	$—	$91,610	$—	$91,610
State and political subdivisions	—	43,777	—	43,777
Residential mortgage-backed securities	—	288,738	—	288,738
Collateralized mortgage obligations	—	166,719	—	166,719
Corporate bonds	—	65,415	—	65,415
Preferred stock	—	1,559	—	1,559
Total investment securities – available-for-sale	—	657,818	—	657,818
Loans held-for-sale	—	3,814	—	3,814
Total assets measured at fair value on a recurring basis	$—	$661,632	$—	$661,632
December 31, 2013
Investment securities – available-for-sale:
Government sponsored agencies	$—	$93,763	$—	$93,763
State and political subdivisions	—	43,798	—	43,798
Residential mortgage-backed securities	—	299,366	—	299,366
Collateralized mortgage obligations	—	180,941	—	180,941
Corporate bonds	—	65,275	—	65,275
Preferred stock	—	1,427	—	1,427
Total investment securities – available-for-sale	—	684,570	—	684,570
Loans held-for-sale	—	5,219	—	5,219
Total assets measured at fair value on a recurring basis	$—	$689,789	$—	$689,789
March 31, 2013
Investment securities – available-for-sale:
Government sponsored agencies	$—	$95,379	$—	$95,379
State and political subdivisions	—	49,249	—	49,249
Residential mortgage-backed securities	—	239,192	—	239,192
Collateralized mortgage obligations	—	247,668	—	247,668
Corporate bonds	—	65,548	—	65,548
Preferred stock	—	1,831	—	1,831
Total investment securities – available-for-sale	—	698,867	—	698,867
Loans held-for-sale	—	14,850	—	14,850
Total assets measured at fair value on a recurring basis	$—	$713,717	$—	$713,717
There were no liabilities recorded at fair value on a recurring basis at March 31, 2014, December 31, 2013 or March 31, 2013.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

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
Goodwill is subject to impairment testing on an annual basis. The assessment of goodwill for impairment requires a significant degree of judgment. In the event the assessment indicates that it is more-likely-than-not that the fair value is less than the carrying value, the asset is considered impaired and recorded at fair value. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At March 31, 2014, December 31, 2013 and March 31, 2013, no goodwill was impaired, and therefore, goodwill was not recorded at fair value on a nonrecurring basis.
Other intangible assets consist of core deposit intangible assets and MSRs. These items are both recorded at fair value when initially recorded. Subsequently, core deposit intangible assets are amortized primarily on an accelerated basis over periods ranging from ten to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. The fair value of MSRs is initially estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, as determined by the model, through a valuation allowance. The Corporation classifies MSRs subject to nonrecurring fair value measurements as Level 3 valuations. At March 31, 2014, December 31, 2013 and March 31, 2013, there was no impairment identified for core deposit intangible assets or MSRs and, therefore, no other intangible assets were recorded at fair value on a nonrecurring basis.
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
March 31, 2014

Disclosure of Nonrecurring Basis Fair Value Measurements
For assets measured at fair value on a nonrecurring basis, quantitative disclosures about fair value measurements for each major category of assets were as follows:

	Fair Value Measurements – Nonrecurring Basis
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
March 31, 2014
Impaired originated loans	$—	$—	$29,461	$29,461
Other real estate/repossessed assets	—	—	10,056	10,056
Total	$—	$—	$39,517	$39,517
December 31, 2013
Impaired originated loans	$—	$—	$28,852	$28,852
Other real estate/repossessed assets	—	—	9,776	9,776
Total	$—	$—	$38,628	$38,628
March 31, 2013
Impaired originated loans	$—	$—	$47,073	$47,073
Other real estate/repossessed assets	—	—	18,194	18,194
Total	$—	$—	$65,267	$65,267
There were no liabilities recorded at fair value on a nonrecurring basis at March 31, 2014, December 31, 2013 and March 31, 2013.
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
The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At March 31, 2014, December 31, 2013 and March 31, 2013, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.
Fair value measurement for investment securities — available-for-sale that are not measured at fair value on a recurring basis, which previously consisted of fixed-rate cumulative preferred stock issued by a bank holding company under the U.S. Government’s Troubled Asset Relief Program (TARP) with no maturity date, was based on cost. This preferred stock was not traded on a public exchange and did not have a readily determinable fair value. Accordingly, the Corporation had recorded this preferred stock as a cost-method asset as prescribed by ASC Topic 325-20, Cost Method Investments. The issuer redeemed this preferred stock during the second quarter of 2013. Because no impairment indicators were present at March 31, 2013, the Corporation was not required to estimate the fair value of this preferred stock.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

Fair value measurement for investment securities — held-to-maturity is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that include market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Fair value measurements using Level 2 valuations of investment securities — held-to-maturity include the majority of the Corporation's investment securities issued by state and political subdivisions. Level 3 valuations include certain securities issued by state and political subdivisions and trust preferred investment securities. After reviewing the assumptions used to measure the fair value for its trust preferred investment securities, the Corporation transferred its trust preferred investment securities from nonrecurring Level 2 assets to nonrecurring Level 3 assets during the second quarter of 2013.
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
March 31, 2014

A summary of carrying amounts and estimated fair values of the Corporation’s financial instruments included in the consolidated statements of financial position was as follows:

	Level in Fair Value Measurement Hierarchy	March 31, 2014		December 31, 2013		March 31, 2013
		Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Assets:
Cash and cash equivalents	Level 1	$382,385	$382,385	$310,788	$310,788	$578,726	$578,726
Investment securities:
Available-for-sale	Level 2	657,818	657,818	684,570	684,570	698,867	698,867
Available-for-sale	NA	—	—	—	—	4,755	4,755
Held-to-maturity	Level 2	267,599	265,947	263,405	262,021	257,749	261,405
Held-to-maturity	Level 3	10,500	6,460	10,500	6,250	—	—
Nonmarketable equity securities	NA	25,572	25,572	25,572	25,572	25,572	25,572
Loans held-for-sale	Level 2	3,814	3,814	5,219	5,219	14,850	14,850
Net loans	Level 3	4,674,816	4,688,814	4,568,549	4,575,532	4,102,427	4,123,585
Interest receivable	Level 2	16,945	16,945	15,748	15,748	16,960	16,960
Liabilities:
Deposits without defined maturities	Level 2	$3,868,700	$3,868,700	$3,790,454	$3,790,454	$3,574,832	$3,574,832
Time deposits	Level 3	1,362,593	1,371,312	1,331,931	1,340,746	1,432,526	1,448,634
Interest payable	Level 2	876	876	868	868	1,338	1,338
Short-term borrowings	Level 2	361,231	361,231	327,428	327,428	347,484	347,484
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

The following summarizes the numerator and denominator of the basic and diluted earnings per common share computations:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Numerator for both basic and diluted earnings per common share, net income	$13,813	$13,234
Denominator for basic earnings per common share, weighted average common shares outstanding	29,825	27,519
Weighted average common stock equivalents	212	122
Denominator for diluted earnings per common share	30,037	27,641
Basic earnings per common share	$0.46	$0.48
Diluted earnings per common share	0.46	0.48
The average number of exercisable employee stock option awards outstanding that were “out-of-the-money,” whereby the option exercise price per share exceeded the market price per share and, therefore, were not included in the computation of diluted earnings per common share because they would have been anti-dilutive totaled 259,288 and 457,689 for the three months ended March 31, 2014 and 2013, respectively.
Note 10: Share-Based Compensation
The Corporation maintains a share-based compensation plan under which it periodically grants share-based awards for a fixed number of shares to certain officers of the Corporation. The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. Share-based compensation expense related to stock options and restricted stock units totaled $0.6 million during each of the three-month periods ended March 31, 2014 and 2013.
During the three-month period ended March 31, 2014, the Corporation granted options to purchase 190,011 shares of common stock and 67,896 restricted stock units to certain officers. At March 31, 2014, there were 420,975 shares of common stock available for future grants under the share-based compensation plan.
Stock Options
The Corporation issues stock options to certain officers. Stock options are issued at the current market price of the Corporation's common stock on the date of grant and expire ten years from the date of grant. Beginning in 2013, stock options granted vest ratably over a five-year period. Stock options granted prior to 2013 generally vest ratably over a three-year period.
A summary of activity for the Corporation’s stock options as of and for the three months ended March 31, 2014 is presented below:

	Non-Vested Stock Options Outstanding			Stock Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at January 1, 2014	414,080	$24.29	$7.19	1,073,990	$26.84
Granted	190,011	29.45	9.64	190,011	29.45
Exercised	—	—	—	(50,917)	25.40
Vested	(117,799)	24.32	7.21	—	—
Forfeited/expired	(6,900)	24.57	7.26	(8,287)	26.56
Outstanding at March 31, 2014	479,392	$26.32	$8.16	1,204,797	$27.32
Exercisable/vested at March 31, 2014				725,405	$27.98

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

The weighted-average remaining contractual terms were 6.2 years for all outstanding stock options and 4.3 years for exercisable stock options at March 31, 2014. The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $7.1 million and $4.2 million, respectively, at March 31, 2014. The aggregate intrinsic values of outstanding and exercisable options at March 31, 2014 were calculated based on the closing market price of the Corporation’s common stock on March 31, 2014 of $32.45 per share less the exercise price. Options with intrinsic values less than zero, or “out-of-the-money” options, were not included in the aggregate intrinsic value reported.
At March 31, 2014, unrecognized compensation expense related to stock options totaled $3.6 million and is expected to be recognized over a remaining weighted average period of 4.0 years.
The fair value of the stock options granted during the three months ended March 31, 2014 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

Expected dividend yield	3.00%
Risk-free interest rate	2.16%
Expected stock price volatility	42.2%
Expected life of options – in years	7.0
Weighted average fair value of options granted	$9.64
Restricted Stock Units
In addition to stock options, the Corporation grants restricted stock performance units and restricted stock service-based units (collectively referred to as restricted stock units) to certain officers. The restricted stock performance units vest based on the Corporation achieving certain performance target levels. The restricted stock performance units are eligible to vest from 0.25x to 1.5x the number of units originally granted depending on which, if any, of the performance target levels are met. However, if the minimum performance target level is not achieved, no shares will become vested or be issued for that respective year’s restricted stock performance units. The restricted stock service-based units vest upon satisfaction of a service condition. Upon achievement of the performance target level and/or satisfaction of a service condition, if applicable, the restricted stock units are converted into shares of the Corporation’s common stock on a one-to-one basis. Compensation expense related to restricted stock units is recognized over the expected requisite performance or service period, as applicable.
A summary of the activity for restricted stock units as of and for the three months ended March 31, 2014 is presented below:

	Number of Units	Weighted- Average Grant Date Fair Value Per Unit
Outstanding at January 1, 2014	188,532	$21.49
Granted	67,896	27.48
Converted into shares of common stock	(50,267)	19.13
Forfeited/expired	(1,278)	23.76
Outstanding at March 31, 2014	204,883	$24.04
At March 31, 2014, unrecognized compensation expense related to restricted stock unit awards totaled $3.5 million and is expected to be recognized over a remaining weighted average period of 2.9 years.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

Note 11: Pension and Other Postretirement Benefit Plans
The components of net periodic benefit cost for the Corporation’s qualified and nonqualified pension plans and nonqualified postretirement benefit plan are as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Defined Benefit Pension Plans
Service cost	$250	$325
Interest cost	1,312	1,167
Expected return on plan assets	(2,078)	(1,948)
Amortization of unrecognized net loss	569	946
Net periodic benefit cost	$53	$490
Postretirement Benefit Plan
Service cost	$5	$—
Interest cost	35	75
Amortization of prior service cost	32	—
Amortization of unrecognized net gain	(26)	—
Net periodic benefit cost	$46	$75
The Corporation’s pension plan does not have a contribution requirement in 2014. The Corporation made a $15.0 million contribution to the pension plan during the three months ended March 31, 2013. The discount rate used to compute the Corporation's pension plan expense for 2014 is 5.00%.
401(k) Savings Plan expense for the Corporation’s match of participants’ base compensation contributions and a 4% of eligible pay contribution to certain employees who are not grandfathered under the pension plan was $0.8 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively.
Note 12: Financial Guarantees
In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer’s creditworthiness. At March 31, 2014, December 31, 2013 and March 31, 2013, the Corporation had $45 million, $47 million and $47 million, respectively, of outstanding financial and performance standby letters of credit that expire in five years or less. The majority of these standby letters of credit are collateralized. The Corporation determined that there were no potential losses from standby letters of credit at March 31, 2014, December 31, 2013 and March 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management's discussion and analysis of certain significant factors that have affected the financial condition and results of operations of Chemical Financial Corporation (Corporation) during the periods included in the consolidated financial statements included in this report.
Critical Accounting Policies
The Corporation's consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (GAAP), Securities and Exchange Commission (SEC) rules and interpretive releases and general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions and complex judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management has identified the determination of the allowance for loan losses, accounting for loans acquired in business combinations, pension plan accounting, income and other taxes, fair value measurements and the evaluation of goodwill impairment to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the board of directors. The Corporation's significant accounting policies are more fully described in Note 1 to the audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2013 and the more significant assumptions and estimates made by management are more fully described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes to the Corporation's significant accounting policies or the estimates made pursuant to those policies during the most recent quarter.
Acquisitions
Pending Acquisition of Northwestern Bancorp, Inc.
On March 10, 2014, the Corporation and Northwestern Bancorp, Inc. (Northwestern), the parent company of Northwestern Bank, a community bank based in Traverse City, Michigan, entered into a definitive agreement whereby the Corporation will acquire Northwestern in an all cash transaction valued at $120 million, subject to adjustment under limited circumstances. The Corporation anticipates the transaction, with cost savings fully phased in and excluding the impact of acquisition-related transaction costs, to be immediately accretive to earnings. Closing of the merger, which is expected to occur in the third quarter of 2014, is subject to certain conditions, including approval by the shareholders of Northwestern and regulatory approval. The Corporation recognized $0.3 million of pre-tax acquisition-related costs during the three months ended March 31, 2014.
Acquisition of 21 Branches
On December 7, 2012, Chemical Bank acquired 21 branches located in the Northeast and Battle Creek regions of Michigan, including $404 million in deposits and $44 million in loans (branch acquisition transaction). The Corporation paid a premium on deposits of $11.5 million, or approximately 2.85% of total deposits acquired and the loans were purchased at a discount of 1.75%. In connection with the branch acquisition transaction, the Corporation recorded goodwill of $6.8 million, which represented the excess of the purchase price over the fair value of identifiable net assets acquired, and other intangible assets attributable to customer core deposits of $5.6 million.
Acquisition of O.A.K. Financial Corporation
On April 30, 2010, the Corporation acquired O.A.K. Financial Corporation (OAK) and OAK's wholly-owned bank subsidiary, Byron Bank, for total consideration of $83.7 million. Byron Bank, which was subsequently consolidated with and into Chemical Bank, provided traditional banking services and products through 14 banking offices serving communities in Ottawa, Allegan and Kent counties in west Michigan. At April 30, 2010, OAK had total assets of $820 million, including total loans of $627 million, and total deposits of $693 million, including brokered deposits of $193 million. In connection with the acquisition of OAK, the Corporation recorded goodwill of $43.5 million, which represented the synergies and economies of scale expected from combining the operations of the Corporation and OAK. In addition, the Corporation recorded other intangible assets in conjunction with the acquisition of OAK of $9.8 million.

Summary
The Corporation's net income was $13.8 million, or $0.46 per diluted share, in the first quarter of 2014, compared to net income of $13.2 million, or $0.48 per diluted share, in the first quarter of 2013 and net income of $14.4 million, or $0.48 per diluted share, in the fourth quarter of 2013. The increase in net income in the first quarter of 2014, compared to the first quarter of 2013, was attributable to a combination of higher net interest income and a lower provision for loan losses, both of which were partially offset by lower noninterest income and slightly higher operating expenses. The decrease in earnings per share in the first quarter of 2014, compared to the first quarter of 2013, was attributable to the higher number of outstanding shares in the first quarter of 2014 resulting from the Corporation's September 2013 capital raise. The decrease in net income and earnings per share in the first quarter of 2014, compared to the fourth quarter of 2013, was primarily attributable to lower net interest income.
Return on average assets, on an annualized basis, was 0.90% in the first quarter of 2014, compared to 0.91% in the first quarter of 2013 and 0.93% in the fourth quarter of 2013. Return on average equity, on an annualized basis, was 8.0% in the first quarter of 2014, compared to 9.0% in the first quarter of 2013 and 8.4% in the fourth quarter of 2013.
Financial Condition
Total Assets
Total assets were $6.34 billion at March 31, 2014, an increase of $154 million, or 2.5%, from total assets of $6.18 billion at December 31, 2013, and an increase of $348 million, or 5.8%, from total assets of $5.99 billion at March 31, 2013.
Interest-earning assets were $5.98 billion at March 31, 2014, an increase of $162 million, or 2.8%, from interest-earning assets of $5.82 billion at December 31, 2013, and an increase of $315 million, or 5.6%, from interest-earning assets of $5.67 billion at March 31, 2013.
The increases in total assets and interest-earning assets during the three months ended March 31, 2014 were largely due to $100 million of temporary funds received on March 31, 2014 from one customer of Chemical Bank ($50 million in interest-bearing time deposits and $50 million in customer repurchase agreements), which the Corporation intends to maintain at the Federal Reserve Bank (FRB). The increases in total assets and interest-earning assets during the twelve-month period ended March 31, 2014 was primarily attributable to an increase in customer deposits that was used to partially fund loan growth.
Investment Securities
The carrying value of investment securities totaled $935.9 million at March 31, 2014, a decrease of $22.6 million, or 2.4%, from investment securities of $958.5 million at December 31, 2013, and a decrease of $25.5 million, or 2.6%, from investment securities of $961.4 million at March 31, 2013. Investment securities have remained relatively stable during the three- and twelve-month periods ended March 31, 2014 as the Corporation has utilized a combination of growth in customer deposits and excess funds at the FRB to fund loan growth.
A summary of the composition of the carrying value of Corporation's investments securities portfolio follows:

	March 31, 2014	December 31, 2013	March 31, 2013
	(In thousands)
Available-for-sale:
Government sponsored agencies	$91,610	$93,763	$95,379
State and political subdivisions	43,777	43,798	49,249
Residential mortgage-backed securities	288,738	299,366	239,192
Collateralized mortgage obligations	166,719	180,941	247,668
Corporate bonds	65,415	65,275	65,548
Preferred stock	1,559	1,427	6,586
Total available-for-sale investment securities	657,818	684,570	703,622
Held-to-maturity:
State and political subdivisions	267,599	263,405	247,249
Trust preferred securities	10,500	10,500	10,500
Total held-to-maturity investment securities	278,099	273,905	257,749
Total investment securities	$935,917	$958,475	$961,371

At March 31, 2014, the Corporation's investment securities portfolio consisted of: government sponsored agency (GSA) debt obligations, comprised primarily of variable-rate instruments backed by the Small Business Administration and Student Loan Marketing Corporation, totaling $91.6 million; state and political subdivisions debt obligations, comprised primarily of general debt obligations of issuers primarily located in the State of Michigan, totaling $311.4 million; residential mortgage-backed securities (MBSs), comprised primarily of fixed-rate instruments backed by a U.S. government agency (Government National Mortgage Association) or government sponsored enterprises (Federal Home Loan Mortgage Corporation and Federal National Mortgage Association), totaling $288.7 million; collaterized mortgage obligations (CMOs), comprised of approximately 68% fixed-rate and 32% variable-rate instruments backed by the same U.S. government agency and government sponsored enterprises as the residential MBSs with average maturities of less than three years, totaling $166.7 million; corporate bonds, comprised primarily of debt obligations of large U.S. global financial organizations, totaling $65.4 million; preferred stock securities, comprised of two large regional/national banks, totaling $1.6 million; and trust preferred securities (TRUPs), comprised of a 100% interest in a $10.0 million variable-rate TRUP of a small non-public bank holding company in Michigan and another variable-rate TRUP totaling $0.5 million. Variable-rate instruments comprised 24% of the Corporation's investment securities portfolio at March 31, 2014.
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
The Corporation's investment securities portfolio, with a carrying value of $935.9 million at March 31, 2014, had gross impairment of $16.2 million at that date. Management believed that the unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates on the investment securities and market illiquidity and not as a result of credit-related issues. Accordingly, the Corporation believed the impairment in its investment securities portfolio at March 31, 2014 was temporary in nature and, therefore, no impairment loss was recognized in the Corporation's consolidated statement of income for the three months ended March 31, 2014. However, other-than-temporary impairment (OTTI) may occur in the future as a result of material declines in the fair value of investment securities resulting from market, credit, economic or other conditions. A further discussion of the assessment of potential impairment and the Corporation's process that resulted in the conclusion that the impairment was temporary in nature follows.
At March 31, 2014, the gross impairment in the Corporation's investment securities portfolio of $16.2 million was comprised as follows: GSA securities, residential MBSs and CMOs, combined, of $5.1 million; state and political subdivisions securities of $7.0 million; corporate bonds of $0.1 million; and TRUPs of $4.0 million. The amortized costs and fair values of investment securities are disclosed in Note 3 to the consolidated financial statements.
GSA securities, residential MBSs and CMOs, included in the available-for-sale investment securities portfolio, had a combined amortized cost of $550.4 million and gross impairment of $5.1 million at March 31, 2014. Virtually all of the impaired investment securities in these categories are backed by the full faith and credit of the U.S. government or a guarantee of a U.S. government agency or government sponsored enterprise. The Corporation determined that the impairment on these investment securities was attributable to current market interest rates being higher than the yields being earned on these investment securities. The Corporation concluded that the impairment of its GSA securities, residential MBSs and CMOs was temporary in nature at March 31, 2014.
State and political subdivisions securities, included in the available-for-sale and the held-to-maturity investment securities portfolios, had an amortized cost of $310.0 million and gross impairment of $7.0 million at March 31, 2014. Approximately 85% of the Corporation's state and political subdivisions securities are from issuers primarily located in the State of Michigan and are general obligations of the issuer, meaning that repayment of these obligations is funded by general tax collections of the issuer. The Corporation holds no debt obligations issued by the City of Detroit, Michigan. The gross impairment was attributable to impaired state and political subdivisions securities with an amortized cost of $143 million that generally mature beyond 2014. It was the Corporation's assessment that the impairment on these investment securities was attributable to current market interest rates being slightly higher than the yield on these investment securities, illiquidity in the market for a portion of these investment securities caused by the market's perception of the Michigan economy, and illiquidity in the market due to the nature of a portion of these investment securities. The Corporation concluded that the impairment of its state and political subdivisions securities was temporary in nature at March 31, 2014.

Corporate bonds, included in the available-for-sale investment securities portfolio, had an amortized cost of $65.0 million and gross impairment of $0.1 million at March 31, 2014. All of the corporate bonds held at March 31, 2014 were of an investment grade. The investment grade ratings of all of the corporate bonds indicated that the obligors' capacities to meet their financial commitments were “strong.” It was the Corporation's assessment that the impairment on the corporate bonds was attributable to current market interest rates being slightly higher than the yield on these investment securities and the market perception of the issuers, and not due to credit-related issues. The Corporation concluded that the impairment of its corporate bonds was temporary in nature at March 31, 2014.
At March 31, 2014, the Corporation held two TRUPs in the held-to-maturity investment securities portfolio, with a combined amortized cost of $10.5 million and gross impairment of $4.0 million. Management reviewed available financial information of the issuers of the TRUPs as of March 31, 2014. One TRUP, with an amortized cost of $10.0 million, represents a 100% interest in a TRUP of a non-public bank holding company in Michigan. At March 31, 2014, the Corporation determined that the fair value of this TRUP was $6.2 million. The second TRUP, with an amortized cost of $0.5 million, represents a 10% interest in the TRUP of another non-public bank holding company in Michigan. At March 31, 2014, the Corporation determined the fair value of this TRUP was $0.3 million. The fair value measurements of the two TRUP investments were developed based upon market pricing observations of much larger banking institutions in an illiquid market, adjusted by risk measurements. The fair values of the Corporation's TRUPs were based on calculations of discounted cash flows, and further based upon both observable inputs and appropriate risk adjustments that would be made by market participants. See the additional discussion of the development of the fair values of the TRUPs in Note 3 to the consolidated financial statements.
The issuer of the $10.0 million TRUP reported net income in the first quarter of 2014 and each of the three years ended December 31, 2013 and was categorized as well-capitalized under applicable regulatory requirements during that time. Based on an analysis of financial information provided by the issuer, it was the Corporation's opinion that, as of March 31, 2014, this issuer appeared to be a financially sound financial institution with sufficient liquidity to meet its financial obligations in 2014. There have been no material adverse changes in the issuer's financial performance since the TRUP was issued and purchased by the Corporation and there has been no indication that any material adverse trends were developing that would suggest that the issuer would be unable to make all future principal and interest payments under the TRUP. Quarterly common stock cash dividends have consistently been paid by the issuer and the Corporation understands that the issuer's management anticipates cash dividends to continue to be paid in the future. The principal of $10.0 million of this TRUP matures in 2038, with interest payments of 360 basis points over the three-month London Interbank Offered Rate (LIBOR) due quarterly. All scheduled interest payments on this TRUP have been made on a timely basis. At March 31, 2014, the Corporation was not aware of any regulatory orders, memorandums of understanding or cease and desist orders that had been issued to the issuer or its subsidiaries. In reviewing all reasonably available information regarding the issuer, including past performance and its financial and liquidity position, it was the Corporation's opinion that the estimated future cash flows of the issuer supported the carrying value of the TRUP at its original cost of $10.0 million at March 31, 2014. While the total fair value of the TRUP was $3.8 million below the Corporation's amortized cost at March 31, 2014, the Corporation concluded that, based on the overall financial condition of the issuer, the impairment was temporary in nature at March 31, 2014.
The issuer of the $0.5 million TRUP reported net income in 2013. At March 31, 2014, the issuer was categorized as well-capitalized under applicable regulatory requirements. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly. All scheduled interest payments on this TRUP have been made on a timely basis. At March 31, 2014, the Corporation was not aware of any regulatory orders, memorandums of understanding or cease and desist orders that had been issued to the issuer of this TRUP or any subsidiary. In reviewing all reasonably available financial information regarding the $0.5 million TRUP, it was the Corporation's opinion that the carrying value of this TRUP at its original cost of $0.5 million was supported by the issuer's financial position at March 31, 2014. While the fair value of the TRUP was $0.2 million below the Corporation's amortized cost at March 31, 2014, the Corporation concluded that the impairment was temporary in nature at March 31, 2014.
At March 31, 2014, the Corporation expected to fully recover the entire amortized cost basis of each impaired investment security in its investment securities portfolio at that date. Furthermore, at March 31, 2014, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation would not have to sell any of its impaired investment securities before a full recovery of amortized cost. However, there can be no assurance that OTTI losses will not be recognized on the TRUPs or on any other investment security in the future.

Loans
The Corporation's loan portfolio is comprised of commercial, commercial real estate, real estate construction and land development loans, referred to as the Corporation's commercial loan portfolio, and residential mortgage, consumer installment and home equity loans, referred to as the Corporation's consumer loan portfolio. At March 31, 2014, the Corporation's loan portfolio was $4.75 billion and consisted of loans in the commercial loan portfolio totaling $2.59 billion, or 54% of total loans, and loans in the consumer loan portfolio totaling $2.17 billion, or 46% of total loans. Loans at fixed interest rates comprised 76% of the Corporation's total loan portfolio at both March 31, 2014 and December 31, 2013, compared to 72% at March 31, 2013.
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
Total loans were $4.75 billion at March 31, 2014, an increase of $106 million, or 2.3%, from total loans of $4.65 billion at December 31, 2013 and an increase of $568 million, or 13.6%, from total loans of $4.19 billion at March 31, 2013. The increases in total loans during the three- and twelve-month periods ended March 31, 2014 generally occurred across all major loan categories and across all of the Corporation's banking markets and were attributable to a combination of improving economic conditions and higher loan demand, as well as the Corporation increasing its market share in both its commercial and consumer loan portfolios.
A summary of the composition of the Corporation's loan portfolio, by major loan category, follows:

	March 31, 2014	December 31, 2013	March 31, 2013
	(In thousands)
Commercial loan portfolio:
Commercial	$1,208,641	$1,176,307	$1,038,115
Commercial real estate	1,279,167	1,232,658	1,162,383
Real estate construction	85,084	89,795	65,367
Land development	13,761	20,066	32,640
Subtotal	2,586,653	2,518,826	2,298,505
Consumer loan portfolio:
Residential mortgage	962,009	960,423	872,454
Consumer installment	675,412	644,769	540,216
Home equity	529,215	523,603	474,086
Subtotal	2,166,636	2,128,795	1,886,756
Total loans	$4,753,289	$4,647,621	$4,185,261
A discussion of the Corporation’s loan portfolio by category follows.
Commercial Loan Portfolio
The Corporation's commercial loan portfolio is comprised of commercial loans, commercial real estate loans, real estate construction loans and land development loans. The Corporation's commercial loan portfolio is well diversified across business lines and has no concentration in any one industry. The commercial loan portfolio of $2.59 billion at March 31, 2014 included 79 loan relationships of $5.0 million or greater. These 79 loan relationships totaled $746.8 million, which represented 29% of the commercial loan portfolio at March 31, 2014, and included 26 loan relationships that had outstanding balances of $10 million or higher, totaling $369.2 million, or 14% of the commercial loan portfolio, at that date. Further, the Corporation had 10 loan relationships at March 31, 2014 with loan balances greater than $5.0 million and less than $10 million, totaling $89.3 million, that had unfunded credit commitments totaling $48.5 million that, if advanced, could result in a loan relationship of $10 million or more.

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
Commercial loans were $1.21 billion at March 31, 2014, an increase of $32.3 million, or 2.7%, from commercial loans of $1.18 billion at December 31, 2013 and an increase of $170.5 million, or 16.4%, from commercial loans of $1.04 billion at March 31, 2013. The increases in commercial loans are the result of a combination of increased market share and improving economic conditions in the Corporation's lending markets. Commercial loans represented 25.4% of the Corporation's loan portfolio at March 31, 2014, compared to 25.3% and 24.8% at December 31, 2013 and March 31, 2013, respectively.
Commercial real estate loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Commercial real estate loans were $1.28 billion at March 31, 2014, an increase of $46.5 million, or 3.8%, from commercial real estate loans of $1.23 billion at December 31, 2013 and an increase of $116.8 million, or 10.0%, from commercial real estate loans of $1.16 billion at March 31, 2013. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 59%, 38% and 3%, respectively, of the Corporation's commercial real estate loans outstanding at March 31, 2014. Commercial real estate loans represented 26.9% of the Corporation's loan portfolio at March 31, 2014, compared to 26.5% and 27.8% at December 31, 2013 and March 31, 2013, respectively.
Commercial and commercial real estate lending is generally considered to involve a higher degree of risk than residential mortgage, consumer installment and home equity lending as they typically involve larger loan balances concentrated in a single borrower. In addition, the payment experience on loans secured by income-producing properties and vacant land loans is typically dependent on the success of the operation of the related project and is typically affected by adverse conditions in the real estate market and in the economy. The Corporation generally attempts to mitigate the risks associated with commercial and commercial real estate lending by, among other things, lending primarily in its market areas, lending across industry lines, not developing a concentration in any one line of business and using prudent loan-to-value ratios in the underwriting process. It is management's belief that the Corporation's commercial and commercial real estate loan portfolios are generally well-secured.
Real estate construction loans are primarily originated for construction of commercial properties and often convert to a commercial real estate loan at the completion of the construction period. Real estate construction loans were $85.1 million at March 31, 2014, a decrease of $4.7 million, or 5.2%, from real estate construction loans of $89.8 million at December 31, 2013 and an increase of $19.7 million, or 30.2%, from real estate construction loans of $65.4 million at March 31, 2013. Real estate construction loans represented 1.8% of the Corporation's loan portfolio at March 31, 2014, compared to 1.9% and 1.6% at December 31, 2013 and March 31, 2013, respectively.
Land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. A majority of the Corporation's land development loans consist of loans to develop residential real estate. Land development loans are generally originated with the intention that the loans will be repaid through the sale of finished properties by the developers within twelve months of the completion date. Land development loans were $13.8 million at March 31, 2014, a decrease of $6.3 million, or 31%, from land development loans of $20.1 million at December 31, 2013 and a decrease of $18.9 million, or 58%, from land development loans of $32.6 million at March 31, 2013. The decreases in land development loans during the three- and twelve-month periods ended March 31, 2014 were largely due to the Corporation receiving payments on loans resulting from the sales of both unimproved land and finished properties by the developers. Land development loans represented 0.3% of the Corporation's loan portfolio at March 31, 2014, compared to 0.4% at December 31, 2013 and 0.8% at March 31, 2013.
Real estate construction and land development lending involves a higher degree of risk than commercial real estate lending and residential mortgage lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates, the need to obtain a tenant or purchaser of the property if it will not be owner-occupied or the need to sell developed properties. The Corporation generally attempts to mitigate the risks associated with real estate construction and land development lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. At March 31, 2014, $4.5 million, or 32%, of the Corporation's $13.8 million of land development loans were impaired, whereby the Corporation determined it was probable that the full amount of principal and interest would not be collected on these loans in accordance with their original contractual terms.

Consumer Loan Portfolio
The Corporation's consumer loan portfolio is comprised of residential mortgage loans, consumer installment loans and home equity loans and lines of credit.
Residential mortgage loans consist primarily of one- to four-family residential loans with fixed interest rates of fifteen years or less with amortization periods generally from fifteen to thirty years. The Corporation generally sells fixed interest rate residential mortgage loans originated with maturities of fifteen years or more in the secondary market. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance. At March 31, 2014, approximately 70% of the Corporation's residential mortgage loans had an original loan-to-value ratio of 80% or less.
Residential mortgage loans were $962.0 million at March 31, 2014, an increase of $1.6 million, or 0.2%, from residential mortgage loans of $960.4 million at December 31, 2013 and an increase of $89.6 million, or 10.3%, from residential mortgage loans of $872.5 million at March 31, 2013. The level of residential mortgage loan originations declined in the first quarter of 2014, compared to the first quarter of 2013, as the volume of refinancings of existing loans into longer-term fixed-rate mortgages significantly declined near the end of 2013 as a result of increases in long-term interest rates. Residential mortgage loans have historically involved the least amount of credit risk in the Corporation's loan portfolio, although the risk on these loans has increased with the increase in the unemployment rate and the decrease in real estate property values in the State of Michigan over the last several years. Residential mortgage loans also include loans to consumers for the construction of single family residences that are secured by these properties. Residential mortgage construction loans to consumers were $34.4 million at March 31, 2014, compared to $37.9 million at December 31, 2013 and $27.3 million at March 31, 2013. Residential mortgage loans represented 20.2% of the Corporation's loan portfolio at March 31, 2014, compared to 20.7% and 20.8% at December 31, 2013 and March 31, 2013, respectively. At March 31, 2014, the Corporation had residential mortgage loans with maturities beyond five years and that were at fixed interest rates totaling $313 million, compared to $320 million and $286 million at December 31, 2013 and March 31, 2013, respectively.
The Corporation's consumer installment loans consist of relatively small loan amounts to consumers to finance personal items (primarily automobiles, recreational vehicles and marine vehicles), including indirect loans purchased from dealerships. Consumer installment loans were $675.4 million at March 31, 2014, an increase of $30.6 million, or 4.8%, from consumer installment loans of $644.8 million at December 31, 2013 and an increase of $135.2 million, or 25.0%, from consumer installment loans of $540.2 million at March 31, 2013. At March 31, 2014, collateral securing consumer installment loans was comprised approximately as follows: automobiles - 57%; recreational vehicles - 28%; marine vehicles - 12%; other collateral - 2%; and unsecured - 1%. Consumer installment loans represented 14.2% of the Corporation's loan portfolio at March 31, 2014, compared to 13.9% and 12.9% at December 31, 2013 and March 31, 2013, respectively.
The Corporation's home equity loans, including home equity lines of credit, are comprised of loans to consumers who utilize equity in their personal residence, including junior lien mortgages, as collateral to secure the loan or line of credit. Home equity loans were $529.2 million at March 31, 2014, an increase of $5.6 million, or 1.1%, from home equity loans of $523.6 million at December 31, 2013 and an increase of $55.1 million, or 11.6%, from home equity loans of $474.1 million at March 31, 2013. At March 31, 2014, approximately 57% of the Corporation's home equity loans were first lien mortgages and 43% were junior lien mortgages. Home equity loans represented 11.1% of the Corporation's loan portfolio at March 31, 2014, compared to 11.3% at both December 31, 2013 and March 31, 2013. The majority of the Corporation's home equity lines of credit are comprised of loans with payments of interest only until their maturity. Home equity lines of credit have original maturities up to ten years. Home equity lines of credit comprised 34% of the Corporation's home equity loans at March 31, 2014, compared to 35% and 39% at December 31, 2013 and March 31, 2013, respectively.
Consumer installment and home equity loans generally have shorter terms than residential mortgage loans, but generally involve more credit risk than residential mortgage lending because of the type and nature of the collateral. The Corporation experienced decreases in losses on consumer installment and home equity loans, with net loan losses totaling 37 basis points (annualized) of average consumer installment and home equity loans during the first quarter of 2014, compared to 43 basis points of average consumer installment and home equity loans in 2013. Consumer installment and home equity loans are spread across many individual borrowers, which minimizes the risk per loan transaction. The Corporation originates consumer installment and home equity loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer installment and home equity lending collections are dependent on the borrowers' continuing financial stability and are more likely to be affected by adverse personal situations. Collateral values on properties securing consumer installment and home equity loans are negatively impacted by many factors, including the physical condition of the collateral and property values, although losses on consumer installment and home equity loans are often more significantly impacted by the unemployment rate and other economic conditions. The unemployment rate in the State of Michigan was 7.5% at March 31, 2014, compared to 8.4% at December 31, 2013 and 8.5% at March 31, 2013, and higher than the national average of 6.7% at March 31, 2014.

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
Nonperforming assets were $86.6 million at March 31, 2014, a decrease of $5.2 million, or 5.6%, from $91.8 million at December 31, 2013 and a decrease of $18.0 million, or 17.2%, from $104.6 million at March 31, 2013. Nonperforming assets represented 1.37%, 1.48%, and 1.75% of total assets at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. The decreases in nonperforming assets during the three- and twelve-month periods ended March 31, 2014 are a sign of improvement in the overall credit quality of the Corporation's loan portfolio and the continued improvement in the economic climate in Michigan. While the Corporation's nonperforming assets have continued a downward trend from their peak in 2010, the level of nonperforming assets has remained elevated, compared to historical levels, due to the unfavorable economic climate within the State of Michigan that has existed for more than five years that resulted in cash flow difficulties being encountered by an elevated level of commercial and consumer loan customers. The Corporation's nonperforming assets are not concentrated in any one industry or any one geographical area within Michigan, other than $2.4 million in nonperforming land development loans. At March 31, 2014, there were only two commercial loan relationships exceeding $2.5 million, totaling $12.2 million, which were in nonperforming status. Based on declines in both residential and commercial real estate appraised values due to the weakness in the Michigan economy over the past several years, management continues to evaluate and, when appropriate, obtain new appraisals or discount appraised values of existing appraisals to compute net realizable values of nonperforming real estate secured loans and other real estate properties. While the economic climate within Michigan has continued to show signs of improvement, it is management's belief that nonperforming assets will remain at elevated levels during 2014.

The following schedule provides a summary of nonperforming assets:

	March 31, 2014	December 31, 2013	March 31, 2013
	(Dollars in thousands)
Nonaccrual loans:
Commercial	$18,251	$18,374	$12,186
Commercial real estate	27,568	28,598	35,849
Real estate construction	160	371	168
Land development	2,267	2,309	4,105
Residential mortgage	6,589	8,921	10,407
Consumer installment	806	676	699
Home equity	2,046	2,648	2,837
Total nonaccrual loans	57,687	61,897	66,251
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	43	536	4
Commercial real estate	730	190	177
Real estate construction	—	—	—
Land development	—	—	—
Residential mortgage	—	537	196
Consumer installment	—	—	—
Home equity	622	734	874
Total accruing loans contractually past due 90 days or more as to interest or principal payments	1,395	1,997	1,251
Nonperforming TDRs:
Commercial loan portfolio	11,218	13,414	14,587
Consumer loan portfolio	6,244	4,676	4,328
Total nonperforming TDRs	17,462	18,090	18,915
Total nonperforming loans	76,544	81,984	86,417
Other real estate and repossessed assets(1)	10,056	9,776	18,194
Total nonperforming assets	$86,600	$91,760	$104,611
Nonperforming loans as a percent of total loans	1.61%	1.76%	2.06%
Nonperforming assets as a percent of total assets	1.37%	1.48%	1.75%

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held-for-sale.
The Corporation's nonaccrual loans at March 31, 2014, December 31, 2013 and March 31, 2013 included $44.4 million, $37.3 million and $47.0 million, respectively, of loans that meet the definition of a TDR (nonaccrual TDR). These loans have been modified by providing the borrower a financial concession that is intended to improve the Corporation's probability of collection of the amounts due.
The following schedule summarizes changes in nonaccrual loans during the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$61,897	$71,298
Additions during period	6,667	9,024
Principal balances charged off	(2,952)	(4,545)
Transfers to other real estate/repossessed assets	(2,022)	(1,565)
Returned to accrual status	(2,297)	(2,869)
Payments received	(3,606)	(5,092)
Balance at end of period	$57,687	$66,251

Nonperforming Loans
The following schedule provides the composition of nonperforming loans, by major loan category, as of March 31, 2014, December 31, 2013 and March 31, 2013.

	March 31, 2014		December 31, 2013		March 31, 2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	$22,191	29.0%	$22,617	27.6%	$16,453	19.0%
Commercial real estate	35,503	46.4	36,082	44.0	41,725	48.3
Real estate construction	160	0.2	371	0.5	372	0.4
Land development	2,383	3.1	4,722	5.7	8,526	9.9
Subtotal-commercial loan portfolio	60,237	78.7	63,792	77.8	67,076	77.6
Consumer loan portfolio:
Residential mortgage	12,833	16.8	14,134	17.3	14,931	17.3
Consumer installment	806	1.0	676	0.8	699	0.8
Home equity	2,668	3.5	3,382	4.1	3,711	4.3
Subtotal-consumer loan portfolio	16,307	21.3	18,192	22.2	19,341	22.4
Total nonperforming loans	$76,544	100.0%	$81,984	100.0%	$86,417	100.0%
Total nonperforming loans were $76.5 million at March 31, 2014, a decrease of $5.4 million, or 6.6%, compared to $82.0 million at December 31, 2013 and a decrease of $9.9 million, or 11.4%, compared to $86.4 million at March 31, 2013. The Corporation's nonperforming loans in the commercial loan portfolio were $60.2 million at March 31, 2014, a decrease of $3.6 million, or 5.6%, from $63.8 million at December 31, 2013 and a decrease of $6.8 million, or 10.2%, from $67.1 million at March 31, 2013. The decreases in nonperforming loans in the commercial loan portfolio were attributable to a combination of improving economic conditions and net loan charge-offs. Nonperforming loans in the commercial loan portfolio comprised 79% of total nonperforming loans at March 31, 2014, compared to 78% at both December 31, 2013 and March 31, 2013. The Corporation's nonperforming loans in the consumer loan portfolio were $16.3 million at March 31, 2014, a decrease of $1.9 million, or 10.4%, from $18.2 million at December 31, 2013 and a decrease of $3.0 million, or 15.7%, from $19.3 million at March 31, 2013. The decreases in nonperforming loans in the consumer loan portfolio were primarily attributable to net loan charge-offs.
Nonperforming Loans — Commercial Loan Portfolio
The following schedule presents information related to stratification of nonperforming loans in the commercial loan portfolio by dollar amount at March 31, 2014, December 31, 2013 and March 31, 2013.

	March 31, 2014		December 31, 2013		March 31, 2013
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
$5,000,000 or more	2	$12,246	2	$12,267	1	$6,062
$2,500,000 – $4,999,999	—	—	—	—	—	—
$1,000,000 – $2,499,999	6	9,451	6	9,858	14	21,895
$500,000 – $999,999	25	17,868	27	19,813	25	17,092
$250,000 – $499,999	24	7,989	25	8,318	24	7,903
Under $250,000	175	12,683	181	13,536	175	14,124
Total	232	$60,237	241	$63,792	239	$67,076
Nonperforming commercial loans were $22.2 million at March 31, 2014, a decrease of $0.4 million, or 1.9%, from $22.6 million at December 31, 2013 and an increase of $5.7 million, or 35%, from $16.5 million at March 31, 2013. Nonperforming commercial loans comprised 1.8% of total commercial loans at March 31, 2014, compared to 1.9% at December 31, 2013 and 1.6% at March 31, 2013. The increase in nonperforming commercial loans from March 31, 2013 was attributable to the downgrade to nonaccrual status during the fourth quarter of 2013 of one commercial loan relationship with an agricultural grower and processor, which totaled $6.4 million at March 31, 2014. At March 31, 2014, the borrower was experiencing some financial difficulty; however, these loans were believed to be adequately secured by income-producing farmland and other assets and the Corporation did not require a specific impairment reserve on this loan relationship at that date. Nonperforming commercial loans were not concentrated in any single industry.

Nonperforming commercial real estate loans were $35.5 million at March 31, 2014, a decrease of $0.6 million, or 1.6%, from $36.1 million at December 31, 2013 and a decrease of $6.2 million, or 14.9%, from $41.7 million at March 31, 2013. Nonperforming commercial real estate loans comprised 2.8% of total commercial real estate loans at March 31, 2014, compared to 2.9% and 3.6% at December 31, 2013 and March 31, 2013, respectively. Nonperforming commercial real estate loans secured by owner occupied real estate, non-owner occupied real estate and vacant land totaled $19.4 million, $7.2 million and $8.9 million, respectively, at March 31, 2014, and comprised 2.8%, 1.8% and 25.9%, respectively, of total owner occupied real estate, non-owner occupied real estate and vacant land loans included in the Corporation's originated commercial real estate loans at March 31, 2014. At March 31, 2014, the Corporation's nonperforming commercial real estate loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation's market areas. The largest concentration of nonperforming commercial real estate loans at March 31, 2014 was one customer relationship totaling $5.6 million that was primarily secured by vacant land. This same customer relationship had nonperforming land development loans of $0.2 million and nonperforming residential mortgage loans of $0.4 million. At March 31, 2014, the loans in this relationship were believed to be adequately secured and the Corporation did not require a specific impairment reserve on them at that date.
Nonperforming real estate construction loans were $0.2 million at March 31, 2014, compared to $0.4 million at both December 31, 2013 and March 31, 2013. Nonperforming real estate construction loans comprised 0.2% of total real estate construction loans at March 31, 2014, compared to 0.4% and 0.6% at December 31, 2013 and March 31, 2013, respectively.
Nonperforming land development loans were $2.4 million at March 31, 2014, a decrease of $2.3 million, or 50%, from $4.7 million at December 31, 2013 and a decrease of $6.1 million, or 72%, from $8.5 million at March 31, 2013. Nonperforming land development loans comprised 17.3% of total land development loans at March 31, 2014, compared to 23.5% and 26.1% at December 31, 2013 and March 31, 2013, respectively. The decreases in land development loans during the three- and twelve-month periods ended March 31, 2014 were primarily attributable to the Corporation receiving payments on these loans. At March 31, 2014, nonperforming land development loans were secured primarily by residential real estate improved lots and housing units.
At March 31, 2014, the Corporation had nonperforming loans in the commercial loan portfolio of $3.6 million that were secured by real estate and were in various stages of foreclosure, compared to $5.0 million at December 31, 2013 and $4.7 million at March 31, 2013.
Nonperforming Loans — Consumer Loan Portfolio
Nonperforming residential mortgage loans were $12.8 million at March 31, 2014, a decrease of $1.3 million, or 9.2%, from $14.1 million at December 31, 2013 and a decrease of $2.1 million, or 14.1%, from $14.9 million at March 31, 2013. Nonperforming residential mortgage loans comprised 1.3% of total residential mortgage loans at March 31, 2014, compared to 1.5% and 1.7% of total residential mortgage loans at December 31, 2013 and March 31, 2013, respectively. At March 31, 2014, a total of $3.7 million of nonperforming residential mortgage loans were in various stages of foreclosure, compared to $4.0 million at December 31, 2013 and $1.8 million at March 31, 2013.
Nonperforming consumer installment loans were $0.8 million at March 31, 2014, compared to $0.7 million at both December 31, 2013 and March 31, 2013. Nonperforming consumer installment loans comprised 0.1% of total consumer installment loans at March 31, 2014, December 31, 2013 and March 31, 2013.
Nonperforming home equity loans were $2.7 million at March 31, 2014, a decrease of $0.7 million, or 21%, from $3.4 million at December 31, 2013 and a decrease of $1.0 million, or 28%, from $3.7 million at March 31, 2013. Nonperforming home equity loans comprised 0.5% of total home equity loans at March 31, 2014, compared to 0.6% and 0.8% at December 31, 2013 and March 31, 2013, respectively.
Troubled Debt Restructurings (TDRs)
The unfavorable economic climate in Michigan has resulted in a large number of both business and consumer customers with cash flow difficulties and thus the inability to maintain their loan balances in a performing status. The Corporation determined that it was probable that certain customers who were past due on their loans, if provided a modification of their loans by reducing their monthly payments, would be able to bring their loan relationships to a performing status. The Corporation believes loan modifications will potentially result in a lower level of loan losses and loan collection costs than if the Corporation proceeded immediately through the foreclosure process with these borrowers. The loan modifications involve granting concessions to borrowers who are experiencing financial difficulty and, therefore, these loans meet the criteria to be considered TDRs.

The Corporation's performing and nonperforming TDRs continue to accrue interest at the loan's original interest rate as the Corporation expects to collect the remaining principal balance on the loan. A TDR is reported as a nonperforming loan (nonperforming TDR) until a six-month payment history of principal and interest payments is sustained in accordance with the loan modification, at which time the Corporation moves the loan to a performing status (performing TDR). If a performing TDR becomes contractually past due more than 30 days, it is transferred to a nonperforming status. Accordingly, all of the Corporation's performing TDRs at March 31, 2014 were current or less than 30 days past due. The Corporation's nonaccrual loans that meet the definition of a TDR do not accrue interest as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans.
The following summarizes the Corporation's reported TDRs at March 31, 2014, December 31, 2013 and March 31, 2013:

	Performing TDRs	Nonperforming TDRs			Nonaccrual TDRs	Total
		Current	Past Due 31-90 Days	Subtotal
	(In thousands)
March 31, 2014
Commercial loan portfolio	$28,123	$9,365	$1,853	$11,218	$40,511	$79,852
Consumer loan portfolio	13,700	4,478	1,766	6,244	3,875	23,819
Total TDRs	$41,823	$13,843	$3,619	$17,462	$44,386	$103,671
December 31, 2013
Commercial loan portfolio	$26,839	$10,860	$2,554	$13,414	$31,961	$72,214
Consumer loan portfolio	12,732	3,797	879	4,676	5,321	22,729
Total TDRs	$39,571	$14,657	$3,433	$18,090	$37,282	$94,943
March 31, 2013
Commercial loan portfolio	$17,755	$12,330	$2,257	$14,587	$42,097	$74,439
Consumer loan portfolio	12,968	3,457	871	4,328	4,916	22,212
Total TDRs	$30,723	$15,787	$3,128	$18,915	$47,013	$96,651
The Corporation's performing and nonperforming TDRs in the commercial loan portfolio generally consist of loans where the Corporation has allowed borrowers to either (i) temporarily defer scheduled principal payments and make interest-only payments for a short period of time (generally six months to one year) at the stated interest rate of the original loan agreement, (ii) lower payments due to a modification of the loan's original contractual terms, or (iii) enter into moderate extensions of the loan's original contractual maturity date. These TDRs are individually evaluated for impairment. Based on this evaluation, the Corporation does not expect to incur a loss on these TDRs based on its assessment of the borrowers' expected cash flows, as the pre- and post-modification effective yields are approximately the same for these loans. Accordingly, no additional provision for loan losses has been recognized related to these TDRs. Nonperforming TDRs that have made at least six consecutive months of principal and interest payments under a formal modification agreement are classified by the Corporation as performing TDRs. If a TDR in the commercial loan portfolio becomes 90 days past due as to principal or interest, or if it becomes probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the modified contractual terms, the loan is transferred to nonaccrual TDR status.
Due to the borrowers' sustained repayment histories, the Corporation had performing TDRs in the commercial loan portfolio of $28.1 million, $26.8 million and $17.8 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. The Corporation also had nonperforming TDRs in the commercial loan portfolio of $11.2 million, $13.4 million and $14.6 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. The Corporation's nonperforming TDRs in the commercial loan portfolio are categorized as a risk grade 7 (substandard - accrual) under the Corporation's risk rating system, which is further described in Note 4 to the consolidated financial statements. The weighted average contractual interest rate of the Corporation's performing and nonperforming TDRs in the commercial loan portfolio was 5.57% at March 31, 2014, compared to 5.61% at December 31, 2013 and 5.49% at March 31, 2013. At March 31, 2014, the Corporation had $40.5 million of nonaccrual TDRs in the commercial loan portfolio, compared to $32.0 million and $42.1 million, at December 31, 2013 and March 31, 2013, respectively.

A summary of changes in the Corporation's performing and nonperforming TDRs in the commercial loan portfolio for the three months ended March 31, 2014 follows:

	Three Months Ended March 31, 2014
	Performing	Nonperforming	Total
	(In thousands)
Balance at beginning of period	$26,839	$13,414	$40,253
Additions for modifications	—	1,251	1,251
Transfers to performing TDR status	2,228	(2,228)	—
Transfers to nonperforming TDR status	(194)	194	—
Transfers to nonaccrual status	(126)	(1,117)	(1,243)
Principal payments and pay-offs	(624)	(296)	(920)
Balance at end of period	$28,123	$11,218	$39,341
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
The Corporation had performing TDRs in the consumer loan portfolio of $13.7 million, $12.7 million and $13.0 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. The Corporation also had nonperforming TDRs in the consumer loan portfolio of $6.2 million, $4.7 million and $4.3 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. The weighted average contractual interest rate on the Corporation's performing and nonperforming TDRs in the consumer loan portfolio was 4.58% at March 31, 2014, compared to 4.55% at December 31, 2013 and 4.54% at March 31, 2013. At March 31, 2014, the Corporation had $3.9 million of nonaccrual TDRs in the consumer loan portfolio, compared to $5.3 million and $4.9 million, at December 31, 2013 and March 31, 2013, respectively.
The Corporation's cumulative redefault rate as of March 31, 2014 on its performing and nonperforming TDRs, which represents the percentage of these TDRs that transferred to nonaccrual status since the Corporation began such modifications in 2009, was 21% for performing and nonperforming TDRs in the commercial loan portfolio and 17% for performing and nonperforming TDRs in the consumer loan portfolio. The Corporation's cumulative redefault rate does not include loans that have been modified while in nonaccrual status that remain in nonaccrual status as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans.
Other Real Estate and Repossessed Assets
Other real estate and repossessed assets are components of nonperforming assets. These include other real estate (ORE), comprised of residential and commercial real estate and land development properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and repossessed assets, comprised of other personal and commercial assets. ORE totaled $9.7 million at March 31, 2014, an increase of $0.2 million, or 2.1%, from $9.5 million at December 31, 2013 and a decrease of $8.1 million, or 46%, from $17.8 million at March 31, 2013. Repossessed assets totaled $0.3 million at both March 31, 2014 and December 31, 2013, compared to $0.4 million at March 31, 2013.
The following schedule provides the composition of ORE at March 31, 2014, December 31, 2013 and March 31, 2013:

	March 31, 2014	December 31, 2013	March 31, 2013
	(In thousands)
Composition of ORE:
Vacant land	$2,683	$2,827	$3,386
Commercial real estate properties	4,562	4,678	8,860
Residential real estate properties	2,469	2,013	5,588
Total ORE	$9,714	$9,518	$17,834

The following schedule summarizes ORE activity during the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$9,518	$18,057
Additions	1,461	1,723
Write-downs to fair value	(116)	(251)
Dispositions	(1,149)	(1,695)
Balance at end of period	$9,714	$17,834
The Corporation's ORE is carried at the lower of cost or fair value less estimated cost to sell. The historically large inventory of real estate properties for sale across the State of Michigan has resulted in an increase in the Corporation's carrying time and cost of holding ORE. Consequently, the Corporation had $6.9 million in ORE at March 31, 2014 that had been held in excess of one year, of which $2.9 million had been held in excess of three years. Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and the Corporation had $7.3 million of nonperforming loans that were in the process of foreclosure at March 31, 2014, it is anticipated that the level of the Corporation's ORE will remain at elevated levels.
All of the Corporation's ORE properties have been written down to fair value through a charge-off against the allowance for loan losses at the time the loan was transferred to ORE or through a subsequent write-down, recorded as an operating expense, to recognize a further market value decline of the property after the initial transfer date. Accordingly, at March 31, 2014, the carrying value of ORE of $9.7 million was reflective of $20.6 million in charge-offs or write-downs and represented 32% of the contractual loan balance remaining at the time these loans were classified as nonperforming.
During the three months ended March 31, 2014, the Corporation sold 41 ORE properties for net proceeds of $1.6 million. On an average basis, the net proceeds from these sales represented 143% of the carrying value of the property at the time of sale, with the net proceeds representing 55% of the remaining contractual loan balance at the time these loans were classified as nonperforming.
Nonperforming assets at March 31, 2014, December 31, 2013 and March 31, 2013 did not include impaired acquired loans totaling $11.5 million, $9.8 million and $8.6 million, respectively, even though these loans were not performing in accordance with their original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools. Acquired loans not performing in accordance with the loan's original contractual terms are included in the Corporation's impaired loan schedule in Note 4 to the consolidated financial statements.
Impaired Loans
A loan is considered impaired when management determines it is probable that all of the principal and interest due will not be paid according to the original contractual terms of the loan agreement. Impaired loans are accounted for at the lower of the present value of expected cash flows discounted at the loan's effective interest rate or the estimated fair value of the collateral, if the loan is collateral dependent. A portion of the allowance for loan losses is specifically allocated to impaired loans. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from amounts estimated.
Impaired loans include nonaccrual loans (including nonaccrual TDRs), performing and nonperforming TDRs and acquired loans that were not performing in accordance with their original contractual terms. Impaired loans totaled $128.5 million at March 31, 2014, a decrease of $0.8 million compared to $129.3 million at December 31, 2013 and an increase of $4.0 million compared to $124.5 million at March 31, 2013. The increase in impaired loans from March 31, 2013 was largely attributable to one commercial loan relationship with an agricultural grower and processor, which totaled $6.4 million at March 31, 2014, being downgraded to nonaccrual status during the fourth quarter of 2013.

A summary of impaired loans at March 31, 2014, December 31, 2013 and March 31, 2013 follows:

	March 31, 2014	December 31, 2013	March 31, 2013
	(In thousands)
Impaired loans - commercial loan portfolio:
Originated commercial loan portfolio:
Nonaccrual loans	$48,246	$49,652	$52,308
Nonperforming TDRs	11,218	13,414	14,587
Performing TDRs	28,123	26,839	17,755
Subtotal	87,587	89,905	84,650
Acquired commercial loan portfolio	11,523	9,787	8,609
Total impaired loans - commercial loan portfolio	99,110	99,692	93,259
Impaired loans - consumer loan portfolio:
Nonaccrual loans	9,441	12,245	13,943
Nonperforming TDRs	6,244	4,676	4,328
Performing TDRs	13,700	12,732	12,968
Total impaired loans - consumer loan portfolio	29,385	29,653	31,239
Total impaired loans	$128,495	$129,345	$124,498
The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance at March 31, 2014, December 31, 2013 and March 31, 2013 and partial loan charge-offs (confirmed losses) taken on these impaired loans:

	Amount	Valuation Allowance	Confirmed Losses	Cumulative Inherent Loss Percentage
	(Dollars in thousands)
March 31, 2014
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$6,873	$1,556	$—	23%
With valuation allowance and charge-offs	381	65	328	55
With charge-offs and no valuation allowance	22,207	—	17,479	44
Without valuation allowance or charge-offs	58,126	—	—	—
Total	87,587	$1,621	$17,807	18%
Impaired acquired loans	11,523
Total impaired loans to commercial borrowers	$99,110
December 31, 2013
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$4,534	$1,020	$—	22%
With valuation allowance and charge-offs	559	61	528	54
With charge-offs and no valuation allowance	23,759	—	19,643	45
Without valuation allowance or charge-offs	61,053	—	—	—
Total	89,905	$1,081	$20,171	19%
Impaired acquired loans	9,787
Total impaired loans to commercial borrowers	$99,692
March 31, 2013
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$9,964	$3,111	$—	31%
With valuation allowance and charge-offs	7,259	2,411	753	39
With charge-offs and no valuation allowance	29,850	—	19,158	39
Without valuation allowance or charge-offs	37,577	—	—	—
Total	84,650	$5,522	$19,911	24%
Impaired acquired loans	8,609
Total impaired loans to commercial borrowers	$93,259

After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that impaired loans of the commercial loan portfolio totaling $7.3 million at March 31, 2014 required a specific allocation of the allowance for loan losses (valuation allowance) of $1.6 million, compared to $5.1 million of impaired loans in the commercial loan portfolio with a valuation allowance of $1.1 million at December 31, 2013 and $17.2 million of impaired loans in the commercial loan portfolio with a valuation allowance of $5.5 million at March 31, 2013. The decrease in the valuation allowance at March 31, 2014, compared to March 31, 2013, was primarily reflective of loan charge-offs of impaired loans. Confirmed losses represent partial loan charge-offs on impaired loans due primarily to the receipt of a recent third-party property appraisal indicating the value of the collateral securing the loan was below the loan balance and management determined that full collection of the loan balance is not likely. The Corporation's performing and nonperforming TDRs in the commercial loan portfolio did not require a valuation allowance as the Corporation expected to collect the full principal and interest owed on each of these loans in accordance with their modified terms.
The Corporation generally does not recognize a valuation allowance for impaired loans in the consumer loan portfolio as these loans are comprised of smaller-balance homogeneous loans that are collectively evaluated for impairment. However, the Corporation had a valuation allowance attributable to TDRs in the consumer loan portfolio of $0.4 million at March 31, 2014 compared to $0.5 million at December 31, 2013 and $0.7 million at March 31, 2013, related to the reduction in the present value of expected future cash flows for these loans discounted at their original effective interest rates.
Impaired loans included acquired loans totaling $11.5 million, $9.8 million and $8.6 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively, that were not performing in accordance with the original contractual terms of the loans. These loans did not require a valuation allowance as they are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools. These loans are not included in the Corporation's nonperforming loans.
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
The following schedule summarizes information related to the Corporation's allowance for loan losses:

	March 31, 2014	December 31, 2013	March 31, 2013
	(Dollars in thousands)
Allowance for loan losses:
Originated loans	$77,973	$78,572	$82,334
Acquired loans	500	500	500
Total	$78,473	$79,072	$82,834
Nonperforming loans	$76,544	$81,984	$86,417
Allowance for originated loans as a percent of:
Total originated loans	1.75%	1.81%	2.16%
Nonperforming loans	102%	96%	95%
Nonperforming loans, less impaired originated loans for which the expected loss has been charged-off	143%	135%	146%

The following schedule summarizes activity related to the Corporation's allowance for loan losses:

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
	(Dollars in thousands)
Allowance for loan losses - beginning of period	$79,072	$81,532	$84,491
Provision for loan losses	1,600	2,000	3,000
Loan charge-offs:
Commercial	(532)	(1,071)	(1,359)
Commercial real estate	(523)	(1,584)	(2,060)
Real estate construction	(100)	(37)	—
Land development	(54)	(214)	(97)
Residential mortgage	(793)	(591)	(734)
Consumer installment	(1,126)	(1,175)	(849)
Home equity	(344)	(1,209)	(375)
Total loan charge-offs	(3,472)	(5,881)	(5,474)
Recoveries of loans previously charged off:
Commercial	299	623	160
Commercial real estate	282	351	50
Real estate construction	—	—	—
Land development	196	7	1
Residential mortgage	89	64	161
Consumer installment	325	339	402
Home equity	82	37	43
Total loan recoveries	1,273	1,421	817
Net loan charge-offs	(2,199)	(4,460)	(4,657)
Allowance for loan losses - end of period	$78,473	$79,072	$82,834
Net loan charge-offs as a percent of average loans (annualized)	0.19%	0.39%	0.45%
The allowance of the acquired loan portfolio was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair values at the date of acquisition, with the estimated fair values including a component for expected credit losses. Acquired loans are subsequently evaluated for further credit deterioration in loan pools, which consist of loans with similar credit risk characteristics. If an acquired loan pool experiences a decrease in expected cash flows, as compared to those expected at the acquisition date, a portion of the allowance is allocated to acquired loans. At March 31, 2014, the allowance for loan losses on the acquired loan portfolio was $0.5 million and was related to two consumer loan pools performing slightly below original expectations. As part of its ongoing assessment of the acquired loan portfolio, management has determined that the overall credit quality of the acquired loan portfolio has improved, which has resulted in improvement in expected cash flows of loan pools in the acquired commercial loan portfolio. Accordingly, management reclassified $10.0 million during the three months ended March 31, 2014 from the nonaccretable difference to the accretable yield for these acquired commercial loan pools, which will increase amounts recognized into interest income over the estimated remaining lives of these loan pools.
Deposits
Total deposits were $5.23 billion at March 31, 2014, an increase of $109 million, or 2.1%, from total deposits of $5.12 billion at December 31, 2013 and an increase of $224 million, or 4.5%, from total deposits of $5.01 billion at March 31, 2013. The increase in total deposits during the first quarter of 2014 was largely attributable to $50 million of temporary interest-bearing time deposits received from one customer of Chemical Bank, in addition to a seasonal increase in municipal deposit accounts. Excluding the $50 million time deposit, the increase in total deposits for the twelve-month period ended March 31, 2014 was attributable to organic deposit growth of $212 million, which was partially offset by the payoff of maturing brokered deposits. The organic deposit growth included increases in interest- and noninterest-bearing demand deposit and savings accounts that were partially offset by a decline in certificate of deposit accounts. Interest- and noninterest-bearing demand deposit and savings accounts were $3.87 billion at March 31, 2014, compared to $3.57 billion at March 31, 2013. In comparison, certificate of deposit accounts were $1.36 billion at March 31, 2014, compared to $1.43 billion at March 31, 2013.

It is the Corporation's strategy to develop customer relationships that will drive core deposit growth and stability. The Corporation's competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation's markets during 2013 and the first three months of 2014, the Corporation's efforts to expand its deposit relationships with existing customers, the Corporation's financial strength and a general trend in customers holding more liquid assets have resulted in the Corporation continuing to experience increases in customer deposits.
At March 31, 2014, the Corporation's time deposits, which consist of certificates of deposit, totaled $1.36 billion, of which $771 million have stated maturities during the remainder of 2014. The Corporation expects the majority of these maturing time deposits to be renewed by customers. The following schedule summarizes the scheduled maturities of the Corporation's time deposits as of March 31, 2014:

Maturity Schedule	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
2014 maturities:
Second quarter	$390,617	0.53%
Third quarter	211,718	0.85
Fourth quarter	169,048	0.90
2014 remaining maturities	771,383	0.70
2015 maturities	361,696	1.31
2016 maturities	95,480	1.32
2017 maturities	64,500	1.36
2018 maturities and beyond	69,534	1.31
Total time deposits	$1,362,593	0.96%
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
Short-term borrowings were $361.2 million, $327.4 million and $347.5 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively, and were comprised solely of securities sold under agreements to repurchase with customers. Short-term borrowings, which are highly interest rate sensitive, increased $33.8 million, or 10.3%, during the three months ended March 31, 2014 and $13.7 million, or 4.0%, during the twelve months ended March 31, 2014. The increase in short-term borrowings during the first quarter of 2014 was largely due to $50 million of temporary funds received from one customer of Chemical Bank.
FHLB advances are borrowings from the Federal Home Loan Bank of Indianapolis that are secured by both a blanket security agreement of residential mortgage first lien loans with an aggregate book value equal to at least 145% of the advances and FHLB capital stock owned by Chemical Bank. The carrying value of residential mortgage first lien loans eligible as collateral under the blanket security agreement was $901 million at March 31, 2014. During the first quarter of 2013, the Corporation prepaid all of its FHLB advances outstanding totaling $34.3 million, resulting in a prepayment fee expense of $0.8 million. There were no FHLB advances outstanding at March 31, 2014, December 31, 2013 or March 31, 2013.

Credit-Related Commitments
The Corporation has credit-related commitments that may impact its liquidity. The following schedule summarizes the Corporation's credit-related commitments and expected expiration dates by period as of March 31, 2014. Because many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit:
Commercial loans	$490,027	$87,578	$35,406	$33,194	$646,205
Home equity lines of credit	31,886	39,677	68,912	14,824	155,299
Unsecured consumer loans	9,574	2,019	5,904	1,579	19,076
Residential mortgage construction loans	26,250	—	—	—	26,250
Total unused commitments to extend credit	557,737	129,274	110,222	49,597	846,830
Undisbursed loan commitments	200,505	—	—	—	200,505
Standby letters of credit	38,623	5,554	468	—	44,645
Total credit-related commitments	$796,865	$134,828	$110,690	$49,597	$1,091,980
Undisbursed loan commitments at March 31, 2014 included $15 million of residential mortgage loans that were expected to be sold in the secondary market.
Capital
Total shareholders' equity was $705.6 million at March 31, 2014, compared to $696.5 million at December 31, 2013, and $604.8 million at March 31, 2013. Total shareholders' equity as a percentage of total assets was 11.1% at March 31, 2014, compared to 11.3% at December 31, 2013 and 10.1% at March 31, 2013. The Corporation's tangible equity, which is defined as total shareholders' equity less goodwill and other acquired intangible assets, totaled $580.6 million, $571.0 million and $477.4 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. The Corporation's tangible equity to assets ratio was 9.3% at March 31, 2014, compared to 9.4% at December 31, 2013 and 8.1% at March 31, 2013.
On September 18, 2013, the Corporation issued and sold 2,213,750 shares of common stock, including 288,750 shares of common stock that were issued and sold upon the exercise, in full, of the underwriters' over-allotment option, at a public offering price of $26.00 per share. The net proceeds from the issuance and sale of the common stock, after deducting the underwriting discount and issuance-related expenses, totaled $53.9 million. The Corporation intends to use the net proceeds to fund a portion of the purchase price in connection with its pending acquisition of Northwestern Bancorp, Inc.
The Corporation and Chemical Bank both continue to maintain strong capital positions, which significantly exceeded the minimum levels prescribed by the Board of Governors of the Federal Reserve System (Reserve Board) at March 31, 2014, as shown in the following schedule:

	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Actual Capital Ratios:
Chemical Financial Corporation	9.9%	12.6%	13.8%
Chemical Bank	8.7	11.1	12.4
Minimum required for capital adequacy purposes	4.0	4.0	8.0
Minimum required for “well-capitalized” capital adequacy purposes	5.0	6.0	10.0

Shelf Registration
The Corporation filed a universal shelf registration statement with the SEC on May 23, 2013, which became effective on June 7, 2013, to register up to $100 million in securities. The shelf registration statement provides the Corporation with the ability to raise capital, subject to SEC rules and limitations, if the Corporation's board of directors decides to do so. As previously discussed, on September 18, 2013, the Corporation completed a $57.6 million public stock offering, which does not take into account the underwriting discount and issuance-related expenses. As a result of the public stock offering, the Corporation has $42.4 million in securities still available under the shelf registration statement.
Basel III
On July 2, 2013, the Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision's (BCBS) capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Corporation and Chemical Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the Reserve Board. The FDIC's rule is identical in substance to the final rules issued by the Reserve Board.
The phase-in period for the final rules will begin for the Corporation and Chemical Bank on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. Management continues to evaluate the provisions of the final rules and their expected impact on the Corporation and Chemical Bank and anticipates that the capital ratios for the Corporation and Chemical Bank under Basel III will continue to exceed the "well capitalized" minimum capital requirements.
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
Net interest income (FTE) was $51.2 million in the first quarter of 2014, compared to $48.9 million in the first quarter of 2013 and $52.7 million in the fourth quarter of 2013. The presentation of net interest income on an FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $1.5 million, $1.3 million and $1.4 million for each of the three-month periods ended March 31, 2014, March 31, 2013 and December 31, 2013, respectively. These adjustments were computed using a 35% federal income tax rate.

Average Balances, Fully Tax Equivalent (FTE) Interest and Effective Yields and Rates*
The following schedule presents the average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on an FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the three months ended March 31, 2014, March 31, 2013, and December 31, 2013.

	Three Months Ended
	March 31, 2014			March 31, 2013			December 31, 2013
	Average Balance	Interest (FTE)	Effective Yield/ Rate*	Average Balance	Interest (FTE)	Effective Yield/ Rate*	Average Balance	Interest (FTE)	Effective Yield/ Rate*
ASSETS	(Dollars in Thousands)
Interest-Earning Assets:
Loans**	$4,696,415	$49,744	4.28%	$4,167,614	$48,361	4.69%	$4,595,248	$51,167	4.42%
Taxable investment securities	691,861	2,383	1.38	666,809	2,438	1.46	725,658	2,497	1.38
Tax-exempt investment securities	257,173	2,615	4.07	215,727	2,388	4.43	247,256	2,542	4.11
Other interest-earning assets	25,572	238	3.77	25,572	151	2.39	25,572	404	6.27
Interest-bearing deposits with the FRB	189,408	125	0.27	504,067	321	0.26	188,407	127	0.27
Total interest-earning assets	5,860,429	55,105	3.80	5,579,789	53,659	3.89	5,782,141	56,737	3.90
Less: Allowance for loan losses	79,323			84,978			81,558
Other Assets:
Cash and cash due from banks	120,168			117,620			122,589
Premises and equipment	74,762			74,608			74,258
Interest receivable and other assets	234,533			237,781			219,787
Total Assets	$6,210,569			$5,924,820			$6,117,217
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,212,534	$287	0.10%	$1,102,386	$252	0.09%	$1,145,924	$266	0.09%
Savings deposits	1,415,119	316	0.09	1,337,415	296	0.09	1,382,324	309	0.09
Time deposits	1,321,119	3,142	0.96	1,451,681	4,018	1.12	1,347,393	3,318	0.98
Short-term borrowings	327,905	121	0.15	322,308	114	0.14	336,006	125	0.15
FHLB advances	—	—	—	7,848	47	2.43	—	—	—
Total interest-bearing liabilities	4,276,677	3,866	0.37	4,221,638	4,727	0.45	4,211,647	4,018	0.38
Noninterest-bearing deposits	1,193,504	—	—	1,059,474	—	—	1,190,030	—	—
Total deposits and borrowed funds	5,470,181	3,866	0.29	5,281,112	4,727	0.36	5,401,677	4,018	0.30
Interest payable and other liabilities	38,510			44,302			37,053
Shareholders’ equity	701,878			599,406			678,487
Total Liabilities and Shareholders’ Equity	$6,210,569			$5,924,820			$6,117,217
Net Interest Spread (average yield earned minus average rate paid)			3.43%			3.44%			3.52%
Net Interest Income (FTE)		$51,239			$48,932			$52,719
Net Interest Margin (Net Interest Income (FTE) divided by total average interest-earning assets)			3.53%			3.54%			3.63%

* Fully taxable equivalent (FTE) basis using a federal income tax rate of 35%.
** Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

Net interest income (FTE) of $51.2 million in the first quarter of 2014 was $2.3 million, or 4.7%, higher than net interest income (FTE) of $48.9 million in the first quarter of 2013, with the increase primarily attributable to an increase of $529 million in the average volume of loans outstanding and the favorable impact of time deposits repricing lower during the twelve months ended March 31, 2014, both of which were partially offset by the unfavorable impact of loans repricing during the twelve months ended March 31, 2014. The net interest margin was 3.53% in the first quarter of 2014, compared to 3.54% in the first quarter of 2013. The average yield on interest-earning assets decreased slightly to 3.80% in the first quarter of 2014, from 3.89% in the first quarter of 2013, with the decrease primarily attributable to the repricing of loans at lower interest rates. The average yield on loans decreased 41 basis points to 4.28% in the first quarter of 2014 from 4.69% in the first quarter of 2013. The average cost of interest-bearing liabilities also decreased slightly to 0.37% in the first quarter of 2014, from 0.45% in the first quarter of 2013, with the decrease primarily attributable to the repricing of time deposits at lower interest rates as they matured and were renewed in the continued low interest rate environment.
Net interest income (FTE) of $51.2 million in the first quarter of 2014 was $1.5 million, or 2.8%, lower than net interest income (FTE) of $52.7 million in the fourth quarter of 2013, with the decrease largely attributable to two fewer days in the first quarter of 2014. The net interest margin in the first quarter of 2014 was 3.53%, compared to 3.63% in the fourth quarter of 2013. The average yield on interest-earning assets decreased slightly to 3.80% in the first quarter of 2014, from 3.90% in the fourth quarter of 2013, with the decrease partially attributable to the repricing of loans at lower interest rates. The average cost of interest-bearing liabilities also decreased slightly to 0.37% in the first quarter of 2014 from 0.38% in the fourth quarter of 2013, with the decrease attributable to the repricing of time deposits at lower interest rates as they matured and were renewed in the continued low interest rate environment.
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
The Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 3.25% at the end of 2008 and has remained at this historically low rate through March 31, 2014. The prime interest rate has historically been 300 basis points higher than the federal funds rate. The Federal Open Market Committee (FOMC) has indicated that it will potentially keep the target range for the federal funds rate at between zero and 0.25% for a period of approximately six months after quantitative easing ends, which means that the federal funds rate is expected to remain unchanged until at least the beginning of 2015. Therefore, the prime interest rate is expected to remain at or near its current historical low level of 3.25% for the remainder of 2014. The majority of the Corporation's variable interest rate loans in the commercial loan portfolio are tied to the prime rate.
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

Volume and Rate Variance Analysis
The following schedule allocates the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities, and changes in average interest rates earned and paid, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013 and December 31, 2013.

	Three Months Ended March 31, 2014
	Compared to Three Months Ended March 31, 2013			Compared to Three Months Ended December 31, 2013
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)
	(In Thousands)
Changes in Interest Income on Interest-Earning Assets:
Loans	$5,625	$(4,242)	$1,383	$691	$(2,114)	$(1,423)
Taxable investment securities/other assets	86	(54)	32	(114)	(166)	(280)
Tax-exempt investment securities	432	(205)	227	99	(26)	73
Interest-bearing deposits with the FRB	(208)	12	(196)	(2)	—	(2)
Total change in interest income on interest-earning assets	5,935	(4,489)	1,446	674	(2,306)	(1,632)
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	26	9	35	18	3	21
Savings deposits	5	15	20	—	7	7
Time deposits	(358)	(518)	(876)	(159)	(17)	(176)
Short-term borrowings	1	6	7	(4)	—	(4)
FHLB advances	(24)	(23)	(47)	—	—	—
Total change in interest expense on interest-bearing liabilities	(350)	(511)	(861)	(145)	(7)	(152)
Total Change in Net Interest Income (FTE)*	$6,285	$(3,978)	$2,307	$819	$(2,299)	$(1,480)

* Taxable equivalent basis using a federal income tax rate of 35%.
** The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses
The provision for loan losses (provision) is an increase to the allowance, as determined by management, to provide for probable losses inherent in the originated loan portfolio and for impairment of pools of acquired loans that results from the Corporation experiencing a decrease in expected cash flows of acquired loans during each reporting period. The provision was $1.6 million in the first quarter of 2014, compared to $3.0 million in the first quarter of 2013 and $2.0 million in the fourth quarter of 2013.
The Corporation experienced net loan charge-offs of $2.2 million in the first quarter of 2014, compared to $4.7 million in the first quarter of 2013 and $4.5 million in the fourth quarter of 2013. Net loan charge-offs as a percentage of average loans (annualized) were 0.19% in the first quarter of 2014, compared to 0.45% in the first quarter of 2013 and 0.39% in the fourth quarter of 2013. Net loan charge-offs in the commercial loan portfolio totaled $0.4 million in the first quarter of 2014, compared to $3.3 million in the first quarter of 2013 and $1.9 million in the fourth quarter of 2013. The Corporation's commercial loan portfolio's net loan charge-offs were not concentrated in any one industry or borrower. Net loan charge-offs in the consumer loan portfolio totaled $1.8 million in the first quarter of 2014, compared to $1.4 million in the first quarter of 2013 and $2.5 million in the fourth quarter of 2013.
The Corporation's provision of $1.6 million in the first quarter of 2014 was $0.6 million lower than net loan charge-offs for the quarter. In addition, the provision in the first quarter of 2014 was $1.4 million lower than the first quarter of 2013 and $0.4 million lower than the fourth quarter of 2013. The reduction in the provision for loan losses in the first quarter of 2014, as compared to both the first quarter of 2013 and the fourth quarter of 2013, was reflective of continued improvement in the credit quality of the Corporation's loan portfolio including decreases in both net loan charge-offs and nonperforming loans and no significant changes in risk grade categories of the commercial loan portfolio.

Noninterest Income
The following summarizes the major components of noninterest income:

	Three Months Ended
	March 31, 2014	March 31, 2013	December 31, 2013
	(In thousands)
Service charges and fees on deposit accounts	$4,930	$5,195	$5,519
Wealth management revenue	3,631	3,445	3,296
Electronic banking fees	3,112	3,397	2,735
Mortgage banking revenue	794	2,012	637
Other fees for customer services	791	781	869
Gain on sale of investment securities	—	847	29
Insurance commissions	291	473	321
Other	167	89	172
Total noninterest income	$13,716	$16,239	$13,578
Noninterest income was $13.7 million in the first quarter of 2014, compared to $16.2 million in the first quarter of 2013 and $13.6 million in the fourth quarter of 2013. Noninterest income in the first quarter of 2013 included nonrecurring income of $0.8 million attributable to available-for-sale investment securities gains. Excluding this nonrecurring income, noninterest income in the first quarter of 2014 was $1.7 million lower than the first quarter of 2013, with the decrease largely attributable to lower mortgage banking revenue and related title insurance revenue, in addition to lower service charges and fees on deposit accounts. Noninterest income in the first quarter of 2014 was $0.1 million higher than the fourth quarter of 2013, with increases in both wealth management revenue and electronic banking fees partially offset by lower service charges and fees on deposit accounts.
Service charges and fees on deposit accounts, which include overdraft/non-sufficient funds fees, checking account service fees and other deposit account charges, were $4.9 million in the first quarter of 2014, a decrease of $0.3 million, or 5.1%, from the first quarter of 2013 and a decrease of $0.6 million, or 10.7%, from the fourth quarter of 2013. The decrease in service charges and fees on deposit accounts in the first quarter of 2014, compared to both the first quarter of 2013 and the fourth quarter of 2013, was largely attributable to lower customer-related fees that management believes may have resulted from an exceptionally cold and snowy winter experienced throughout Michigan. Overdraft/non-sufficient funds fees included in service charges and fees on deposit accounts were $3.9 million in the first quarter of 2014, compared to $4.2 million in the first quarter of 2013 and $4.5 million in the fourth quarter of 2013.
Wealth management revenue is comprised of investment fees that are generally based on the market value of assets within a trust account, custodial account fees and fees from the sale of investment products. Volatility in the equity and bond markets impacts the market value of trust assets and related investment fees. Wealth management revenue was $3.6 million in the first quarter of 2014, an increase of $0.2 million, or 5.4%, over the first quarter of 2013 and an increase of $0.3 million, or 10.2%, over the fourth quarter of 2013. Fees from the sales of investment products totaled $0.8 million in the first quarter of 2014, compared to $1.1 million in the first quarter of 2013 and $0.6 million in the fourth quarter of 2013.
Electronic banking fees, which represent income earned by the Corporation from ATM transactions, debit card activity and internet banking fees, were $3.1 million in the first quarter of 2014, a decrease of $0.3 million, or 8.4%, from the first quarter of 2013 and an increase of $0.4 million, or 13.8%, over the fourth quarter of 2013. The fluctuations in electronic banking fees in the first quarter of 2014, compared to both the first quarter of 2013 and the fourth quarter of 2013, were partially attributable to the fluctuations in the amount of costs associated with the Corporation's debit card Preferred Rewards program, which are recognized as a reduction to debit card fee income when earned by customers.
Mortgage banking revenue (MBR) includes revenue from originating, selling and servicing residential mortgage loans for the secondary market. MBR was $0.8 million in the first quarter of 2014, a decrease of $1.2 million, or 61%, from the first quarter of 2013 and an increase of $0.2 million, or 25%, from the fourth quarter of 2013. The decrease in MBR in the first quarter of 2014, compared to the first quarter of 2013, was primarily attributable to a significant decrease in the volume of loans sold in the secondary market. The increase in MBR in the first quarter of 2014, compared to the fourth quarter of 2013, was primarily attributable to the fourth quarter of 2013 including $0.5 million of expense related to an increase in the Corporation's reserve for probable losses on loans sold in the secondary market, which was partially offset by a decline in the volume of loans sold in the secondary market. The Corporation sold $21 million of residential mortgage loans in the secondary market in the first quarter of 2014, compared to $69 million in the first quarter of 2013 and $36 million in the fourth quarter of 2013.

The Corporation sells residential mortgage loans in the secondary market on both a servicing retained and servicing released basis. These sales include the Corporation entering into residential mortgage loan sale agreements with buyers in the normal course of business. The agreements contain provisions that include various representations and warranties regarding the origination, characteristics and underwriting of the mortgage loans. The recourse of the buyer may result in either indemnification of the loss incurred by the buyer or a requirement for the Corporation to repurchase a loan that the buyer believes does not comply with the representations included in the loan sale agreement. Repurchase demands and loss indemnifications received by the Corporation are reviewed by a senior officer on a loan-by-loan basis to validate the claim made by the buyer. The Corporation maintains a reserve for probable losses expected to be incurred from loans previously sold in the secondary market. This contingent liability is based on trends in repurchase and indemnification requests, actual loss experience, information requests, known and inherent risks in the sale of loans in the secondary market and current economic conditions. For the three months ended March 31, 2014, the Corporation incurred loan losses and buyer indemnification expenses of $0.1 million related to three residential mortgage loans that had been previously sold in the secondary market. During the three years preceding 2014, the Corporation incurred loan losses and buyer indemnification expenses totaling $0.6 million related to ten residential mortgage loans that had been previously sold in the secondary market. The Corporation was also required to repurchase ten residential mortgage loans totaling $1.0 million in 2011 and 2012 that had been previously sold in the secondary market as it was determined that these loans did not meet the original qualifications for sale in the secondary market. These ten loans were all performing and their fair values approximated the repurchase price at the repurchase date. Accordingly, the Corporation did not incur a loss at the time of repurchase on any of these loans. The Corporation records losses resulting from the repurchase of loans previously sold in the secondary market, as well as adjustments to estimates of future probable losses, as part of its MBR in the period incurred. The Corporation's reserve for probable losses was $1.5 million at March 31, 2014, compared to $1.6 million at December 31, 2013 and $0.75 million at March 31, 2013.
Operating Expenses
The following summarizes the major categories of operating expenses:

	Three Months Ended
	March 31, 2014	March 31, 2013	December 31, 2013
	(In thousands)
Salaries and wages	$19,533	$18,444	$19,825
Employee benefits	4,651	4,925	4,532
Occupancy	4,374	3,663	3,485
Equipment and software	3,461	3,450	3,483
Outside processing and service fees	2,668	2,834	2,861
Professional fees	1,293	976	934
FDIC insurance premiums	1,061	1,131	1,109
Postage and express mail	879	734	846
Advertising and marketing	676	771	770
Training, travel and other employee expenses	628	620	726
Telephone	467	550	457
Intangible asset amortization	445	493	465
Supplies	445	427	417
Donations	366	510	1,353
Credit-related expenses	366	991	70
FHLB prepayment fees	—	753	—
Other	869	685	1,072
Total operating expenses	$42,182	$41,957	$42,405
Operating expenses were $42.2 million in the first quarter of 2014, compared to $42.0 million in the first quarter of 2013 and $42.4 million in the fourth quarter of 2013. Operating expenses in the first quarter of 2014 included $0.3 million of nonrecurring transaction-related costs attributable to the pending acquisition of Northwestern, while operating expenses in the first quarter of 2013 included $0.8 million of nonrecurring fees associated with the Corporation's prepayment of its outstanding FHLB advances. Excluding nonrecurring costs and fees, operating expenses in the first quarter of 2014 were $0.7 million, or 1.6%, higher than the first quarter of 2013, with the increase attributable to higher employee compensation and occupancy expenses, which were partially offset by lower credit-related expenses. Operating expenses in the first quarter of 2014 were $0.2 million lower than the fourth quarter of 2013, with the decrease attributable to lower donations and employee compensation expenses, which were partially offset by higher occupancy and credit-related expenses and nonrecurring transaction-related costs.
Salaries and wages of $19.5 million in the first quarter of 2014 increased $1.1 million, or 5.9%, over the first quarter of 2013 due primarily to merit and market-driven salary adjustments that took effect at the beginning of 2014 and higher performance-based compensation expense. Salaries and wages in the first quarter of 2014 decreased $0.3 million, or 1.5%, from the fourth quarter of 2013 due largely to lower performance-based compensation, which was partially offset by merit and market-driven salary adjustments. Performance-based compensation expense was $1.9 million in the first quarter of 2014, compared to $1.3 million in the first quarter of 2013 and $2.5 million in the fourth quarter of 2013.
Employee benefit costs of $4.7 million in the first quarter of 2014 decreased $0.3 million, or 5.6%, from the first quarter of 2013, with the decrease primarily attributable to lower pension expense. Employee benefit costs in the first quarter of 2014 increased $0.1 million, or 2.6%, from the fourth quarter of 2013, with the increase primarily attributable to payroll taxes, which are generally higher in the first quarter of the year, that was partially offset by lower pension expense and group health costs. The decrease in pension expense in the first quarter of 2014, compared to both the first quarter of 2013 and the fourth quarter of 2013, was primarily attributable to an increase in the discount rate used to determine pension expense.
Occupancy expenses of $4.4 million in the first quarter of 2014 increased $0.7 million, or 19%, over the first quarter of 2013 and $0.9 million, or 26%, over the fourth quarter of 2013, with the increases largely attributable to the exceptionally cold and snowy winter experienced throughout Michigan that resulted in higher building utilities and maintenance costs in the first quarter of 2014.
Professional fees of $1.3 million in the first quarter of 2014 included $0.3 million of nonrecurring transaction-related costs attributable to the pending acquisition of Northwestern. Excluding these nonrecurring transaction-related costs, professional fees in the first quarter of 2014 were virtually unchanged from both the first quarter of 2013 and the fourth quarter of 2013.
Donations expense of $0.4 million in the first quarter of 2014 decreased $0.1 million, or 28%, from the first quarter of 2013 and $1.0 million, or 73%, from the fourth quarter of 2013. The decrease in donations expense in the first quarter of 2014, compared to the fourth quarter of 2013, was attributable to year-end 2013 commitments by the Corporation to the Chemical Bank Foundation.
Credit-related expenses are comprised of other real estate (ORE) net costs and loan collection costs. ORE net costs are comprised of costs to carry ORE, such as property taxes, insurance and maintenance costs, fair value write-downs after a property is transferred to ORE and net gains/losses from the disposition of ORE. Loan collection costs include legal fees, appraisal fees and other costs recognized in the collection of loans with deteriorated credit quality and in the process of foreclosure. Credit-related expenses of $0.4 million in the first quarter of 2014 were $0.6 million lower than the first quarter of 2013, with the decrease attributable to lower ORE operating costs and lower loan collection costs. Credit-related expenses in the first quarter of 2014 were $0.3 million higher than the fourth quarter of 2013, with the increase attributable to lower net gains on sales of ORE properties. The Corporation recognized net gains on the sale of ORE properties of $0.4 million in the first quarter of 2014, compared to $0.2 million and $0.7 million in the first quarter of 2013 and the fourth quarter of 2013, respectively. ORE operating costs and loan collection costs, combined, were $0.8 million in the first quarter of 2014, compared to $1.2 million and $0.8 million in the first quarter of 2013 and fourth quarter of 2013, respectively.
Income Tax Expense
The Corporation's effective federal income tax rate was 29.9% for the first quarter of 2014, compared to 30.1% and 29.8% for the first quarter of 2013 and the fourth quarter of 2013, respectively. The fluctuations in the Corporation's effective federal income tax rate reflect changes each year in the proportion of interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits. The Corporation recorded income tax expense for the three-month periods ended March 31, 2014 and 2013 using its estimate of the effective income tax rate expected for the full year and applied that rate on a year-to-date basis.
Liquidity
Liquidity measures the ability of the Corporation to meet current and future cash flow needs in a timely manner. Liquidity risk is the adverse impact on net interest income if the Corporation was unable to meet its cash flow needs at a reasonable cost.
Liquidity is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The Corporation manages its funding needs by maintaining a level of liquid funds through its asset/liability management process. The Corporation's largest sources of liquidity on a consolidated basis are the deposit base that comes from consumer, business and municipal customers within the Corporation's local markets, principal payments on loans, maturing investment securities, cash held at the FRB and unpledged investment securities available-for-sale. Excluding the $100 million of temporary funds received from one customer of Chemical Bank ($50 million in interest-bearing time deposits and $50 million in customer repurchase agreements), which the Corporation intends to maintain at the FRB, total deposits increased $59 million and $174 million during the three and twelve months ended March 31, 2014, respectively. The Corporation's loan-to-deposit ratio was 90.9% at March 31, 2014, compared to 90.7% at December 31, 2013 and 83.6% at March 31, 2013. The Corporation had $260 million of cash deposits held at the FRB at March 31, 2014, compared to $180 million at December 31, 2013 and $477 million at March 31, 2013. At March 31, 2014, the Corporation had unpledged investment securities available-for-sale with an amortized cost of $66 million and available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.
Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB that are generally secured by residential mortgage first lien loans. The Corporation considers advances from the FHLB as its primary wholesale source of liquidity. The Corporation's borrowing availability from the FHLB, based on its FHLB capital stock and subject to certain requirements, was $341 million at March 31, 2014. Chemical Bank can also borrow from the FRB's discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At March 31, 2014, Chemical Bank maintained an unused borrowing capacity of $33 million with the FRB's discount window based upon pledged collateral as of that date. It is management's opinion that the Corporation's borrowing capacity could be expanded, if deemed necessary, as Chemical Bank has additional borrowing capacity available at the FHLB that could be used if it increased its investment in FHLB capital stock, and Chemical Bank has a significant amount of additional assets that could be used as collateral at the FRB's discount window.
The Corporation manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements. The Corporation's primary source of liquidity is dividends from Chemical Bank.
Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. During the three months ended March 31, 2014, Chemical Bank paid $6.9 million in cash dividends to the Corporation, and the Corporation paid cash dividends to shareholders of $6.9 million. During 2013, Chemical Bank paid $24.5 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $24.5 million. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to the Corporation's shareholders. Over the long term, cash dividends to shareholders are dependent upon earnings, capital requirements, regulatory restraints and other factors affecting Chemical Bank.
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
The Corporation's interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast (base case). At March 31, 2014, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. Additionally, at March 31, 2014, the Corporation projected the change in net interest income of an immediate 400 basis point increase in market interest rates. The Corporation did not project a 400 basis point decrease in interest rates at March 31, 2014 as the likelihood of a decrease of this size was considered unlikely given prevailing interest rate levels. These projections were based on the Corporation's assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and residential mortgage and consumer loans. The ALCO regularly monitors the Corporation's forecasted net interest income sensitivity to ensure that it remains within established limits.
A summary of the Corporation's interest rate sensitivity at March 31, 2014 follows:

	Gradual Change					Immediate Change
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400
Percent change in net interest income vs. constant rates	(4.1)%	(1.9)%	—	0.0%	(0.9)%	(3.2)%
At March 31, 2014, the Corporation's model simulations projected that a 100 basis point increase in interest rates would result in no variance, relative to the base case over the next twelve-month period, while 200 and 400 basis point increases in interest rates would result in negative variances in net interest income of 0.9% and 3.2%, respectively, relative to the base case over the next twelve-month period. At March 31, 2014, the Corporation's model simulations also projected that decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.9% and 4.1%, respectively, relative to the base case over the next twelve-month period. The likelihood of a decrease in interest rates beyond 100 basis points at March 31, 2014 was considered to be unlikely given prevailing interest rate levels.
The Corporation's model simulations for a 200 basis point increase resulted in a negative variance in net interest income, relative to the base case, primarily due to the Corporation deploying excess cash into fixed-rate loans and investment securities during the first three months of 2014. However, while the model simulations projected a negative variance for a 200 basis point increase, the Corporation's net interest income is still projected to be higher if interest rates were to rise 200 basis points due to the higher yield being earned on the funds deployed into loans and investment securities compared to maintaining these funds at the FRB earning 25 basis points. The Corporation's model simulations for a 100 basis point increase did not result in a negative variance in net interest income, relative to the base case, due partially to the Corporation maintaining excess cash at the FRB as a variable-rate asset, combined with the rates on certain interest-bearing deposit accounts not expected to increase until market interest rates increase by at least 100 basis points.
Future increases in market interest rates are not expected to have a significant immediate favorable impact on the Corporation's net interest income at the time of such increases because of the low percentage of variable interest rate loans in the Corporation's loan portfolio and a large percentage of variable interest rate loans at interest rate floors at March 31, 2014. The percentage of variable interest rate loans, which comprised approximately 24% of the Corporation's loan portfolio at March 31, 2014, has remained relatively consistent during the twelve-month period ended March 31, 2014. Approximately two-thirds of the Corporation's variable interest rate loans were at an interest rate floor with a majority expected to remain at their floor until they mature or market interest rates rise more than 75 basis points. The Federal Open Market Committee (FOMC) has indicated that it will potentially keep the target range for the federal funds rate at between zero and 0.25% for a period of approximately six months after quantitative easing ends, which means that the federal funds rate is expected to remain unchanged until at least the beginning of 2015, and therefore, corresponding increases in other market interest rates that are generally tied to the federal funds rate, such as the prime interest rate, are not expected to increase significantly during 2014.
To reduce the risk of rising interest rates adversely impacting net interest income, the Corporation has positioned its balance sheet to be less liability sensitive by holding some variable rate instruments in its investment securities portfolio. Variable rate investment securities at March 31, 2014 were $221 million, or 24% of total investment securities, compared to $238 million, or 25% of total investment securities, at December 31, 2013 and $263 million, or 27% of total investment securities, at March 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information concerning quantitative and qualitative disclosures about market risk is contained in the discussion regarding interest rate risk and sensitivity under the captions “Liquidity” and “Market Risk” herein and in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2013.
The Corporation does not believe that there has been a material change in the nature or categories of the Corporation's primary market risk exposure, or the particular markets that present the primary risk of loss to the Corporation. As of the date of this report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Corporation manages its primary market risk exposure, as described in its Annual Report on Form 10-K for the year ended December 31, 2013, have not changed materially during the current year. As of the date of this report, the Corporation does not expect to make material changes in those methods in the near term. The Corporation may change those methods in the future to adapt to changes in circumstances or to implement new techniques.
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
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this report. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part II. Other Information
Item 1A. Risk Factors
Information concerning risk factors is contained in the discussion in Item 1A, “Risk Factors,” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2013. As of the date of this report, the Corporation does not believe that there has been a material change in the nature or categories of the Corporation's risk factors, as compared to the information disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following schedule summarizes the Corporation's total monthly share repurchase activity for the three months ended March 31, 2014:

	Issuer Purchases of Equity Securities
Period Beginning on First Day of Month Ended	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
January 31, 2014	15,043	$30.19	—	500,000
February 28, 2014	23,081	29.45	—	500,000
March 31, 2014	9,710	32.45	—	500,000
Total	47,834	$30.31	—

(1)
Represents shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by employees who received shares of the Corporation's common stock during the three months ended March 31, 2014 upon conversion of vested restricted stock service-based units, by holders of employee stock options who exercised options and by employees who were granted stock awards during the three months ended March 31, 2014. The Corporation's share-based compensation plans permit employees to use stock to satisfy such obligations based on the market value of the stock on the date of conversion or date of exercise, as applicable.

In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation's common stock in the open market. The repurchased shares are available for later reissuance in connection with potential future stock dividends, the Corporation's dividend reinvestment plan, employee benefit plans and other general corporate purposes. No shares have been repurchased under the Corporation's Common Stock Repurchase Program since the authorization.

Item 6. Exhibits
Exhibits. The following exhibits are filed as part of this report on Form 10-Q:

Exhibit Number	Document

2.1
Agreement and Plan of Merger, dated March 10, 2014. Previously filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K dated March 10, 2014, filed with the SEC on March 11, 2014. Here incorporated by reference.

3.1
Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 5, 2011. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 26, 2014. Here incorporated by reference.

4.1	Restated Articles of Incorporation. Exhibit 3.1 is here incorporated by reference.

4.2	Bylaws. Exhibit 3.2 is here incorporated by reference.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. §1350.

101.1	Interactive Data File.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMICAL FINANCIAL CORPORATION

Date:	April 30, 2014	By:	/s/ David B. Ramaker
David B. Ramaker
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date:	April 30, 2014	By:	/s/ Lori A. Gwizdala
Lori A. Gwizdala
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index
Exhibits. The following exhibits are filed as part of this report on Form 10-Q:

Exhibit Number	Document

2.1
Agreement and Plan of Merger, dated March 10, 2014. Previously filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K dated March 10, 2014, filed with the SEC on March 11, 2014. Here incorporated by reference.

3.1
Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 5, 2011. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 26, 2014. Here incorporated by reference.

4.1	Restated Articles of Incorporation. Exhibit 3.1 is here incorporated by reference.

4.2	Bylaws. Exhibit 3.2 is here incorporated by reference.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. §1350.

101.1	Interactive Data File.