Form 10-Q
period 2014-09-30
CHEMICAL FINANCIAL CORP
filed 2014-10-24
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s Common Stock, $1 par value, as of October 17, 2014, was 32,762,591 shares.

INDEX
Chemical Financial Corporation
Form 10-Q

Forward-Looking Statements
This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and Chemical Financial Corporation (Corporation). Words such as "anticipates," "believes," "continue," "estimates," "expects," "forecasts," "intends," "is likely," "judgment," "opinion," "plans," "predicts," "probable," "projects," "should," "trend," "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to future levels of loan charge-offs, future levels of provisions for loan losses, real estate valuation, future levels of nonperforming assets, the rate of asset dispositions, future capital levels, future changes in regulatory requirements, future dividends, future growth and funding sources, future liquidity levels, future profitability levels, future deposit insurance premiums, the effects on earnings of future changes in interest rates, the future level of other revenue sources, future economic trends and conditions, future initiatives to expand the Corporation's market share, expected performance and cash flows from acquired loans, future effects of new or changed accounting standards, future opportunities for acquisitions, opportunities to increase top line revenues, the Corporation's ability to grow its core franchise, future cost savings and the Corporation's ability to maintain adequate liquidity and capital based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators. All statements referencing future time periods are forward-looking.
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
This report may contain forward-looking statements regarding the Corporation's outlook or expectations with respect to the planned acquisition of Northwestern Bancorp, Inc. (Northwestern), the expected costs to be incurred in connection with the acquisition, Northwestern’s future performance and consequences of its integration into the Corporation and the impact of the transaction on the Corporation’s future performance.
Risk factors relating to both the transaction and the integration of Northwestern into the Corporation after closing include, without limitation:
The impact of the completion of the transaction on the Corporation's financial statements will be affected by the timing of the transaction, including in particular the ability to complete the acquisition in the fourth quarter of 2014.
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

Part I. Financial Information

Item 1.    Financial Statements
Chemical Financial Corporation
Consolidated Statements of Financial Position

	September 30, 2014	December 31, 2013	September 30, 2013
	(Unaudited)		(Unaudited)
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$134,116	$130,811	$135,839
Interest-bearing deposits with the Federal Reserve Bank	248,022	179,977	357,271
Total cash and cash equivalents	382,138	310,788	493,110
Investment securities:
Available-for-sale, at fair value	576,211	684,570	705,146
Held-to-maturity (fair value - $314,275 at September 30, 2014, $268,271 at December 31, 2013 and $275,866 at September 30, 2013)	318,562	273,905	282,579
Total investment securities	894,773	958,475	987,725
Loans held-for-sale, at fair value	9,347	5,219	7,907
Loans	5,040,920	4,647,621	4,522,671
Allowance for loan losses	(77,006)	(79,072)	(81,532)
Net loans	4,963,914	4,568,549	4,441,139
Premises and equipment (net of accumulated depreciation of $106,418 at September 30, 2014, $100,261 at December 31, 2013 and $98,150 at September 30, 2013)	80,127	75,308	73,690
Goodwill	120,164	120,164	120,164
Other intangible assets	11,958	13,424	13,865
Interest receivable and other assets	134,564	132,781	120,636
Total Assets	$6,596,985	$6,184,708	$6,258,236
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$1,344,716	$1,227,768	$1,162,599
Interest-bearing	4,087,211	3,894,617	4,028,706
Total deposits	5,431,927	5,122,385	5,191,305
Interest payable and other liabilities	40,366	38,395	36,019
Short-term borrowings	323,086	327,428	357,595
Total liabilities	5,795,379	5,488,208	5,584,919
Shareholders’ equity:
Preferred stock, no par value:
Authorized – 200,000 shares, none issued	—	—	—
Common stock, $1 par value per share:
Authorized — 45,000,000 shares
Issued and outstanding — 32,762,591 shares at September 30, 2014, 29,789,825 shares at December 31, 2013 and 29,778,250 shares at September 30, 2013	32,763	29,790	29,778
Additional paid-in capital	564,127	488,177	487,176
Retained earnings	224,222	199,053	191,538
Accumulated other comprehensive loss	(19,506)	(20,520)	(35,175)
Total shareholders’ equity	801,606	696,500	673,317
Total Liabilities and Shareholders’ Equity	$6,596,985	$6,184,708	$6,258,236

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$52,343	$49,017	$152,289	$144,951
Interest on investment securities:
Taxable	2,194	2,714	6,825	7,737
Tax-exempt	1,838	1,587	5,213	4,738
Dividends on nonmarketable equity securities	160	150	809	701
Interest on deposits with the Federal Reserve Bank	94	110	318	611
Total interest income	56,629	53,578	165,454	158,738
Interest Expense
Interest on deposits	3,469	4,160	10,840	12,990
Interest on short-term borrowings	92	124	307	359
Interest on Federal Home Loan Bank (FHLB) advances	—	—	—	47
Total interest expense	3,561	4,284	11,147	13,396
Net Interest Income	53,068	49,294	154,307	145,342
Provision for loan losses	1,500	3,000	4,600	9,000
Net interest income after provision for loan losses	51,568	46,294	149,707	136,342
Noninterest Income
Service charges and fees on deposit accounts	5,612	5,690	16,028	16,420
Wealth management revenue	3,730	3,369	11,319	10,693
Other charges and fees for customer services	4,686	4,272	13,562	13,226
Mortgage banking revenue	1,166	1,038	3,451	4,699
Gain on sale of investment securities	—	—	—	1,104
Other	157	275	508	689
Total noninterest income	15,351	14,644	44,868	46,831
Operating Expenses
Salaries, wages and employee benefits	24,885	24,065	73,929	72,062
Occupancy	3,629	3,406	11,641	10,449
Equipment and software	3,772	3,354	11,025	10,251
Other	10,416	8,720	30,714	29,781
Total operating expenses	42,702	39,545	127,309	122,543
Income before income taxes	24,217	21,393	67,266	60,630
Federal income tax expense	7,450	6,400	20,450	18,200
Net Income	$16,767	$14,993	$46,816	$42,430
Net Income Per Common Share:
Basic	$0.51	$0.54	$1.52	$1.54
Diluted	0.51	0.53	1.51	1.53
Cash Dividends Declared Per Common Share	0.24	0.22	0.70	0.64

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$16,767	$14,993	$46,816	$42,430
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investment securities available-for-sale, net of tax expense (benefit) of $(615) and $(392) for the three months ended September 30, 2014 and 2013, respectively, and $1,150 and $(2,879) for the nine months ended September 30, 2014 and 2013, respectively	(1,144)	(726)	2,136	(5,347)
Reclassification adjustment for realized gain on sale of investment securities available-for-sale included in net income, net of tax expense of $300 for the nine months ended September 30, 2013	—	—	—	(558)
Adjustment for pension and other postretirement benefits, net of tax expense (benefit) of $(201) and $332 for the three months ended September 30, 2014 and 2013, respectively, and $(604) and $996 for the nine months ended September 30, 2014 and 2013, respectively	(374)	616	(1,122)	1,849
Total other comprehensive income (loss), net of tax	(1,518)	(110)	1,014	(4,056)
Comprehensive income	$15,249	$14,883	$47,830	$38,374

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share data)
Balances at January 1, 2013	$27,499	$433,195	$166,766	$(31,119)	$596,341
Comprehensive income			42,430	(4,056)	38,374
Cash dividends declared and paid of $0.64 per share			(17,658)		(17,658)
Issuance of common stock, net of issuance costs	2,214	51,711			53,925
Shares issued – stock options	29	249			278
Shares issued – directors’ stock plans	13	292			305
Shares issued – restricted stock units	23	(402)			(379)
Share-based compensation		2,131			2,131
Balances at September 30, 2013	$29,778	$487,176	$191,538	$(35,175)	$673,317

Balances at January 1, 2014	$29,790	$488,177	$199,053	$(20,520)	$696,500
Comprehensive income			46,816	1,014	47,830
Cash dividends declared and paid of $0.70 per share			(21,647)		(21,647)
Issuance of common stock, net of issuance costs	2,875	73,300			76,175
Shares issued – stock options	43	858			901
Shares issued – directors’ stock plans	18	450			468
Shares issued – restricted stock units	37	(539)			(502)
Share-based compensation		1,881			1,881
Balances at September 30, 2014	$32,763	$564,127	$224,222	$(19,506)	$801,606

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Operating Activities
Net income	$46,816	$42,430
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,600	9,000
Gains on sales of loans	(3,137)	(6,041)
Proceeds from sales of loans	105,870	181,644
Loans originated for sale	(106,861)	(165,845)
Net gains on sales of other real estate and repossessed assets	(1,443)	(2,265)
Depreciation of premises and equipment	6,431	6,552
Amortization of intangible assets	2,211	2,794
Gain on sale of investment securities	—	(1,104)
Net amortization of premiums and discounts on investment securities	3,183	3,054
Share-based compensation expense	1,881	2,131
Contributions to defined benefit pension plan	—	(15,000)
Net (increase) decrease in interest receivable and other assets	(2,297)	6,634
Net increase (decrease) in interest payable and other liabilities	403	(786)
Net cash provided by operating activities	57,657	63,198
Investing Activities
Investment securities – available-for-sale:
Proceeds from sales	—	38,028
Proceeds from maturities, calls and principal reductions	109,004	121,959
Purchases	—	(289,189)
Investment securities – held-to-maturity:
Proceeds from maturities, calls and principal reductions	75,168	51,962
Purchases	(120,367)	(104,733)
Net increase in loans	(407,835)	(371,423)
Proceeds from sales of other real estate and repossessed assets	8,735	13,229
Purchases of premises and equipment and branch bank property, net of disposals	(11,250)	(5,166)
Net cash used in investing activities	(346,545)	(545,333)
Financing Activities
Net increase in interest- and noninterest-bearing demand deposits and savings accounts	401,440	393,262
Net decrease in time deposits	(91,898)	(123,400)
Net increase (decrease) in short-term borrowings	(4,342)	47,132
Repayment of FHLB advances	—	(34,289)
Cash dividends paid	(21,647)	(17,658)
Proceeds from issuance of common stock, net of issuance costs	76,175	53,925
Proceeds from directors’ stock plans and exercise of stock options, net of shares withheld	1,211	517
Cash paid for payroll taxes upon conversion of restricted stock units	(701)	(379)
Net cash provided by financing activities	360,238	319,110
Net increase (decrease) in cash and cash equivalents	71,350	(163,025)
Cash and cash equivalents at beginning of period	310,788	656,135
Cash and cash equivalents at end of period	$382,138	$493,110
Supplemental Disclosure of Cash Flow Information:
Interest paid	$11,305	$13,888
Loans transferred to other real estate and repossessed assets	7,870	4,528
Closed branch offices transferred to other real estate	—	382
Federal income taxes paid	19,900	12,950
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

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
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments believed necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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
September 30, 2014

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
September 30, 2014

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
September 30, 2014

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
The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Corporation to record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At September 30, 2014, December 31, 2013 and September 30, 2013, the Corporation had elected the fair value option on all of its residential mortgage loans held-for-sale. The Corporation has not elected the fair value option for any other financial assets or liabilities.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

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
Uncertain income tax positions are evaluated to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50% likely to be realized. Reserves for contingent income tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of audits or examinations. The Corporation had no contingent income tax liabilities recorded at September 30, 2014, December 31, 2013 or September 30, 2013. The tax periods open to examination by the Internal Revenue Service include the calendar years ended December 31, 2013, 2012 and 2011.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation’s common stock under a stock repurchase program. In November 2011, the board of directors of the Corporation reaffirmed the stock buy-back authorization with the qualification that the shares may only be repurchased if the share price is below the tangible book value per share of the Corporation’s common stock at the time of the repurchase. Since the January 2008 authorization, no shares have been repurchased. At September 30, 2014, there were 500,000 remaining shares available for repurchase under the Corporation’s stock repurchase programs.
Underwritten Public Offerings of Common Stock
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
Shelf Registration
On June 12, 2014, the Corporation filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) for an indeterminate amount of securities, which became immediately effective. The shelf registration statement provides the Corporation with the ability to raise capital, subject to SEC rules and limitations, if the board of directors of the Corporation decides to do so. As previously discussed, the Corporation completed an $80.5 million public stock offering during the second quarter of 2014, which does not take into account the underwriting discount and issuance related expenses.
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
Preferred Stock
On April 20, 2009, the shareholders of the Corporation authorized the board of directors of the Corporation to issue up to 200,000 shares of preferred stock in connection with either an acquisition by the Corporation of an entity that has shares of preferred stock issued and outstanding pursuant to any program established by the United States government or participation by the Corporation in any program established by the United States government. At September 30, 2014, no shares of preferred stock were issued and outstanding.
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
September 30, 2014

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
Accounting for Investments in Qualified Affordable Housing Projects
In January 2014, the FASB issued ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, a consensus of the FASB Emerging Issues Task Force (ASU 2014-01). ASU 2014-01 allows limited liability investors in qualified affordable housing projects to amortize the cost of their investment in proportion to tax credits and other tax benefits received (referred to as the "proportional amortization method"), and present the amortization as a component of income tax expense, as compared to the equity method, which requires the investment performance to be included in pre-tax income. The following conditions must be met in order for an investor to use the proportional amortization method: (i) it is probable that the tax credits allocable to the investor will be available, (ii) the investor does not have the ability to exercise significant influence over the operating and financial policies of the limited liability entity, (iii) substantially all of the projected benefits are from tax credits and other tax benefits, (iv) the investor's projected yield based solely on the cash flows from the tax credits and other tax benefits is positive, and (v) the investor is a limited liability investor in the limited liability entity for both legal and tax purposes, and the investor's liability is limited to its capital investment. The decision to apply the proportional amortization method is an accounting policy method that, if elected, must be applied consistently to all investments that meet the above conditions. An investor that does not qualify for the proportional amortization method or elects not to apply it will account for its investment under the cost or equity method in accordance with current guidance. ASU 2014-01 also introduces disclosure requirements for all investments in qualified affordable housing projects, regardless of the accounting method used for those investments. An investor must disclose (i) the nature of investments in qualified affordable housing projects and (ii) the effect of the measurement of those investments and the related tax credits on its financial statements. ASU 2014-01 is effective for public companies for interim and annual periods beginning after December 15, 2014, with early adoption permitted. Once adopted, the guidance must be applied retrospectively to all periods presented.
The Corporation elected to early-adopt ASU 2014-01 as of January 1, 2014. The Corporation previously accounted for its investments in qualified affordable housing projects under the equity method; however, the Corporation determined that its investments in its qualified affordable housing projects meet the conditions set forth in ASU 2014-01 to account for these investments under the proportional amortization method. The Corporation invests in qualified affordable housing projects solely for the purpose of obtaining tax credits and other tax benefits. Accordingly, the Corporation believes that amortizing its investments in qualified affordable housing projects as a component of income tax expense rather than as a component of operating expenses better reflects the nature and intent of these investments. As a result of adopting ASU 2014-01, the Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $0.1 million and $0.3 million during the three and nine months ended September 30, 2014, respectively. While the adoption of ASU 2014-01 requires retrospective application to all periods presented, the Corporation did not restate income tax expense for the three and nine months ended September 30, 2013 as the amount of additional income tax expense attributable to the amortization of investments in qualified affordable housing projects was not considered material. The Corporation's remaining investment in qualified affordable housing projects totaled $3.0 million at September 30, 2014, $3.2 million at December 31, 2013 and $3.3 million at September 30, 2013.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

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
Government-Guaranteed Mortgage Loans
In August 2014, the FASB issued ASU 2014-14, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government Guaranteed Mortgage Loans upon Foreclosure, a consensus of the FASB Emerging Issues Task Force (ASU 2014-14). ASU 2014-14 provides clarifying guidance related to how creditors classify government-guaranteed loans upon foreclosure. Upon foreclosure of a government-guaranteed mortgage loan, the loan should be derecognized and a separate other receivable should be recognized if the following conditions are met: (i) the loan has a government guarantee that is not separable from the loan before foreclosure; (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor at the time of foreclosure. ASU 2014-14 is effective for public companies for interim and annual periods beginning after December 15, 2014. An entity should adopt using either the modified retrospective method or the prospective transition method. An entity must apply the same method elected under ASU 2014-04. Early adoption is permitted if the entity has already adopted ASU 2014-04. The adoption of ASU 2014-14 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

Note 2: Acquisitions
Pending Acquisition of Northwestern Bancorp, Inc.
On March 10, 2014, the Corporation and Northwestern Bancorp, Inc. (Northwestern), the parent company of Northwestern Bank, a community bank based in Traverse City, Michigan, entered into a definitive agreement whereby the Corporation will acquire Northwestern in an all cash transaction valued at $120 million, subject to adjustment under limited circumstances. The Corporation anticipates the transaction, with cost savings fully phased in and excluding the impact of nonrecurring transaction-related expenses, to be immediately accretive to earnings per share. Regulatory approval for the transaction was received on September 30, 2014 and the transaction is expected to close on October 31, 2014, subject to customary closing conditions. The Corporation recognized $1.3 million and $2.2 million of pre-tax nonrecurring transaction-related expenses during the three and nine months ended September 30, 2014, respectively.
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
Upon acquisition, the OAK loan portfolio had contractually required principal payments receivable of $683 million and a fair value of $627 million. The outstanding contractual principal balance and the carrying amount of the acquired loan portfolio were $286 million and $263 million, respectively, at September 30, 2014, compared to $320 million and $295 million, respectively, at December 31, 2013 and $334 million and $309 million, respectively, at September 30, 2013.
Activity for the accretable yield, which includes contractually due interest for acquired loans that have been renewed or extended since the date of acquisition and continue to be accounted for in loan pools in accordance with ASC 310-30, follows:

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
Balance at beginning of period	$32,610	$49,390
Additions (reductions)*	4,493	(997)
Accretion recognized in interest income	(11,262)	(13,235)
Reclassification from nonaccretable difference	10,000	125
Balance at end of period	$35,841	$35,283

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

Note 3: Investment Securities
The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at September 30, 2014, December 31, 2013 and September 30, 2013:

	Investment Securities Available-for-Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
September 30, 2014
Government sponsored agencies	$76,626	$354	$42	$76,938
State and political subdivisions	39,589	1,375	—	40,964
Residential mortgage-backed securities	252,908	846	2,715	251,039
Collateralized mortgage obligations	141,273	346	1,174	140,445
Corporate bonds	64,955	295	67	65,183
Preferred stock	1,389	253	—	1,642
Total	$576,740	$3,469	$3,998	$576,211
December 31, 2013
Government sponsored agencies	$93,895	$250	$382	$93,763
State and political subdivisions	42,450	1,355	7	43,798
Residential mortgage-backed securities	303,495	968	5,097	299,366
Collateralized mortgage obligations	182,128	452	1,639	180,941
Corporate bonds	65,028	499	252	65,275
Preferred stock	1,389	63	25	1,427
Total	$688,385	$3,587	$7,402	$684,570
September 30, 2013
Government sponsored agencies	$86,065	$264	$404	$85,925
State and political subdivisions	44,191	1,386	5	45,572
Residential mortgage-backed securities	310,550	1,144	3,534	308,160
Collateralized mortgage obligations	200,407	199	2,148	198,458
Corporate bonds	65,053	583	202	65,434
Preferred stock	1,389	208	—	1,597
Total	$707,655	$3,784	$6,293	$705,146

	Investment Securities Held-to-Maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
September 30, 2014
State and political subdivisions	$308,062	$5,704	$6,476	$307,290
Trust preferred securities	10,500	—	3,515	6,985
Total	$318,562	$5,704	$9,991	$314,275
December 31, 2013
State and political subdivisions	$263,405	$5,462	$6,846	$262,021
Trust preferred securities	10,500	—	4,250	6,250
Total	$273,905	$5,462	$11,096	$268,271
September 30, 2013
State and political subdivisions	$272,079	$5,978	$8,441	$269,616
Trust preferred securities	10,500	—	4,250	6,250
Total	$282,579	$5,978	$12,691	$275,866

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

The majority of the Corporation’s residential mortgage-backed securities and collateralized mortgage obligations are backed by a U.S. government agency (Government National Mortgage Association) or a government sponsored enterprise (Federal Home Loan Mortgage Corporation or Federal National Mortgage Association).
At September 30, 2014, the Corporation held $10.5 million of trust preferred investment securities that were recorded as held-to-maturity, with $10.0 million of these securities representing a 100% interest in a trust preferred investment security of a small non-public bank holding company in Michigan that has been assessed by the Corporation as financially strong. The remaining $0.5 million represents a 10% interest in another trust preferred investment security of a small non-public bank holding company located in Michigan that was categorized as well-capitalized under regulatory guidelines at September 30, 2014.
At September 30, 2014, it was the Corporation’s opinion that the market for trust preferred investment securities was not active, and thus, in accordance with GAAP, when there is a significant decrease in the volume and activity for an asset or liability in relation to normal market activity, adjustments to transaction or quoted prices may be necessary or a change in valuation technique or multiple valuation techniques may be appropriate. The Corporation obtained pricing information for its trust preferred investment securities from an independent third-party pricing source. The pricing information was based on both observable inputs and unobservable inputs, including appropriate risk adjustments that market participants would make for possible nonperformance, illiquidity and issuer specifics such as size, leverage position and location. The observable inputs were based on the existing market and insight into appropriate rate of return adjustments that market participants would require for the additional risk associated with a single issue investment security of this nature. Based on the information obtained from the independent third-party pricing source, the Corporation calculated a fair value at September 30, 2014 of $6.7 million on its $10.0 million trust preferred investment security and $0.3 million on its $0.5 million trust preferred investment security, resulting in a combined unrealized loss of $3.5 million at that date.
The following is a summary of the amortized cost and fair value of investment securities at September 30, 2014, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

	September 30, 2014
	Amortized Cost	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$153,539	$153,302
Due after one year through five years	349,258	348,952
Due after five years through ten years	68,701	68,537
Due after ten years	3,853	3,778
Preferred stock	1,389	1,642
Total	$576,740	$576,211
Investment Securities Held-to-Maturity:
Due in one year or less	$34,833	$34,898
Due after one year through five years	135,150	136,359
Due after five years through ten years	95,222	95,839
Due after ten years	53,357	47,179
Total	$318,562	$314,275

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

The following schedule summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized losses at September 30, 2014, December 31, 2013 and September 30, 2013, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
September 30, 2014
Government sponsored agencies	$1,744	$4	$24,810	$38	$26,554	$42
State and political subdivisions	91,532	4,010	70,116	2,466	161,648	6,476
Residential mortgage-backed securities	34,280	144	196,045	2,571	230,325	2,715
Collateralized mortgage obligations	44,195	81	28,544	1,093	72,739	1,174
Corporate bonds	4,996	4	14,937	63	19,933	67
Trust preferred securities	—	—	6,985	3,515	6,985	3,515
Total	$176,747	$4,243	$341,437	$9,746	$518,184	$13,989
December 31, 2013
Government sponsored agencies	$47,352	$205	$14,031	$177	$61,383	$382
State and political subdivisions	126,345	6,475	19,074	378	145,419	6,853
Residential mortgage-backed securities	274,076	5,097	—	—	274,076	5,097
Collateralized mortgage obligations	84,995	1,127	14,684	512	99,679	1,639
Corporate bonds	14,931	78	19,826	174	34,757	252
Trust preferred securities	—	—	6,250	4,250	6,250	4,250
Preferred stock	1,024	25	—	—	1,024	25
Total	$548,723	$13,007	$73,865	$5,491	$622,588	$18,498
September 30, 2013
Government sponsored agencies	$43,816	$223	$14,395	$181	$58,211	$404
State and political subdivisions	120,232	6,918	30,915	1,528	151,147	8,446
Residential mortgage-backed securities	267,495	3,532	40	2	267,535	3,534
Collateralized mortgage obligations	129,049	1,617	15,302	531	144,351	2,148
Corporate bonds	9,926	85	19,883	117	29,809	202
Trust preferred securities	—	—	6,250	4,250	6,250	4,250
Total	$570,518	$12,375	$86,785	$6,609	$657,303	$18,984
An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security, as of September 30, 2014, represented an other-than-temporary impairment (OTTI). Management believed that the unrealized losses on investment securities at September 30, 2014 were temporary in nature and due primarily to changes in interest rates and reduced market liquidity and not as a result of credit-related issues. Unrealized losses of $3.5 million in the trust preferred securities portfolio, related to trust preferred securities of two well-capitalized bank holding companies in Michigan, were attributable to illiquidity in financial markets for these types of investments. The Corporation performed an analysis of the creditworthiness of these issuers and concluded that, at September 30, 2014, the Corporation expected to recover the entire amortized cost basis of these investment securities.
At September 30, 2014, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, at September 30, 2014, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. However, there is no assurance that OTTI may not occur in the future.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

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
Land development — Secured development loans made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date. Land development loans at September 30, 2014, December 31, 2013 and September 30, 2013 were primarily comprised of loans to develop residential properties.
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
Commercial, commercial real estate, real estate construction and land development loans are referred to as the Corporation’s commercial loan portfolio, while residential mortgage, consumer installment and home equity loans are referred to as the Corporation’s consumer loan portfolio. A summary of loans follows:

	September 30, 2014	December 31, 2013	September 30, 2013
	(In thousands)
Commercial loan portfolio:
Commercial	$1,239,946	$1,176,307	$1,128,122
Commercial real estate	1,322,646	1,232,658	1,215,631
Real estate construction	125,782	89,795	78,361
Land development	10,434	20,066	23,673
Subtotal	2,698,808	2,518,826	2,445,787
Consumer loan portfolio:
Residential mortgage	984,049	960,423	942,777
Consumer installment	783,443	644,769	622,040
Home equity	574,620	523,603	512,067
Subtotal	2,342,112	2,128,795	2,076,884
Total loans	$5,040,920	$4,647,621	$4,522,671

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

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
September 30, 2014

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

The following schedule presents the recorded investment of loans in the commercial loan portfolio by risk rating categories at September 30, 2014, December 31, 2013 and September 30, 2013:

	Commercial	Commercial Real Estate	Real Estate Construction	Land Development	Total
	(In thousands)
September 30, 2014
Originated Portfolio:
Risk Grades 1-5	$1,098,885	$1,090,397	$110,402	$3,228	$2,302,912
Risk Grade 6	16,469	27,087	666	943	45,165
Risk Grade 7	34,409	42,134	3,751	618	80,912
Risk Grade 8	18,006	23,847	162	1,467	43,482
Risk Grade 9	207	11	—	—	218
Subtotal	1,167,976	1,183,476	114,981	6,256	2,472,689
Acquired Portfolio:
Risk Grades 1-5	58,342	130,887	10,801	2,303	202,333
Risk Grade 6	3,909	2,086	—	—	5,995
Risk Grade 7	5,885	6,197	—	148	12,230
Risk Grade 8	3,834	—	—	1,727	5,561
Risk Grade 9	—	—	—	—	—
Subtotal	71,970	139,170	10,801	4,178	226,119
Total	$1,239,946	$1,322,646	$125,782	$10,434	$2,698,808
December 31, 2013
Originated Portfolio:
Risk Grades 1-5	$1,024,461	$991,964	$75,696	$6,874	$2,098,995
Risk Grade 6	20,082	34,248	654	969	55,953
Risk Grade 7	29,776	30,377	738	3,128	64,019
Risk Grade 8	17,414	28,580	371	2,309	48,674
Risk Grade 9	960	18	—	—	978
Subtotal	1,092,693	1,085,187	77,459	13,280	2,268,619
Acquired Portfolio:
Risk Grades 1-5	73,763	133,653	12,336	4,667	224,419
Risk Grade 6	5,472	5,022	—	—	10,494
Risk Grade 7	852	7,792	—	—	8,644
Risk Grade 8	3,527	1,004	—	2,119	6,650
Risk Grade 9	—	—	—	—	—
Subtotal	83,614	147,471	12,336	6,786	250,207
Total	$1,176,307	$1,232,658	$89,795	$20,066	$2,518,826
September 30, 2013
Originated Portfolio:
Risk Grades 1-5	$974,903	$963,394	$64,210	$7,760	$2,010,267
Risk Grade 6	16,439	37,572	58	1,063	55,132
Risk Grade 7	37,644	30,969	1,337	4,870	74,820
Risk Grade 8	9,753	28,186	183	2,954	41,076
Risk Grade 9	2,056	437	—	—	2,493
Subtotal	1,040,795	1,060,558	65,788	16,647	2,183,788
Acquired Portfolio:
Risk Grades 1-5	82,648	141,234	12,573	4,604	241,059
Risk Grade 6	2,620	4,837	—	—	7,457
Risk Grade 7	992	7,847	—	—	8,839
Risk Grade 8	1,067	1,155	—	2,422	4,644
Risk Grade 9	—	—	—	—	—
Subtotal	87,327	155,073	12,573	7,026	261,999
Total	$1,128,122	$1,215,631	$78,361	$23,673	$2,445,787

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

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
The following schedule presents the recorded investment of loans in the consumer loan portfolio based on loans in a performing status and loans in a nonperforming status at September 30, 2014, December 31, 2013 and September 30, 2013:

	Residential Mortgage	Consumer Installment	Home Equity	Total Consumer
	(In thousands)
September 30, 2014
Originated Loans:
Performing	$963,469	$782,087	$544,227	$2,289,783
Nonperforming	10,720	527	3,895	15,142
Subtotal	974,189	782,614	548,122	2,304,925
Acquired Loans:
Performing	9,658	728	26,327	36,713
Nonperforming	202	101	171	474
Subtotal	9,860	829	26,498	37,187
Total	$984,049	$783,443	$574,620	$2,342,112
December 31, 2013
Originated Loans:
Performing	$934,747	$642,370	$488,996	$2,066,113
Nonperforming	14,134	676	3,382	18,192
Subtotal	948,881	643,046	492,378	2,084,305
Acquired Loans:
Performing	11,481	1,723	31,182	44,386
Nonperforming	61	—	43	104
Subtotal	11,542	1,723	31,225	44,490
Total	$960,423	$644,769	$523,603	$2,128,795
September 30, 2013
Originated Loans:
Performing	$918,931	$619,346	$475,439	$2,013,716
Nonperforming	11,850	665	3,709	16,224
Subtotal	930,781	620,011	479,148	2,029,940
Acquired Loans:
Performing	11,918	2,029	32,737	46,684
Nonperforming	78	—	182	260
Subtotal	11,996	2,029	32,919	46,944
Total	$942,777	$622,040	$512,067	$2,076,884

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

Nonperforming Loans
A summary of nonperforming loans follows:

	September 30, 2014	December 31, 2013	September 30, 2013
	(In thousands)
Nonaccrual loans:
Commercial	$18,213	$18,374	$11,809
Commercial real estate	23,858	28,598	28,623
Real estate construction	162	371	183
Land development	1,467	2,309	2,954
Residential mortgage	6,693	8,921	8,029
Consumer installment	527	676	665
Home equity	2,116	2,648	3,023
Total nonaccrual loans	53,036	61,897	55,286
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	16	536	281
Commercial real estate	87	190	—
Real estate construction	—	—	—
Land development	—	—	—
Residential mortgage	380	537	692
Consumer installment	—	—	—
Home equity	1,779	734	686
Total accruing loans contractually past due 90 days or more as to interest or principal payments	2,262	1,997	1,659
Nonperforming TDRs:
Commercial loan portfolio	11,797	13,414	15,744
Consumer loan portfolio	3,647	4,676	3,129
Total nonperforming TDRs	15,444	18,090	18,873
Total nonperforming loans	$70,742	$81,984	$75,818
The Corporation’s nonaccrual loans at September 30, 2014, December 31, 2013 and September 30, 2013 included $40.5 million, $37.3 million and $39.1 million, respectively, of nonaccrual TDRs.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

Impaired Loans
The following schedule presents impaired loans by classes of loans at September 30, 2014, December 31, 2013 and September 30, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
September 30, 2014
Impaired loans with a valuation allowance:
Commercial	$1,253	$1,396	$313
Commercial real estate	3,779	4,094	862
Real estate construction	—	—	—
Land development	—	—	—
Residential mortgage	19,629	19,629	328
Subtotal	24,661	25,119	1,503
Impaired loans with no related valuation allowance:
Commercial	40,344	45,259	—
Commercial real estate	45,550	59,037	—
Real estate construction	162	369	—
Land development	3,244	5,969	—
Residential mortgage	6,693	6,693	—
Consumer installment	527	527	—
Home equity	2,116	2,116	—
Subtotal	98,636	119,970	—
Total impaired loans:
Commercial	41,597	46,655	313
Commercial real estate	49,329	63,131	862
Real estate construction	162	369	—
Land development	3,244	5,969	—
Residential mortgage	26,322	26,322	328
Consumer installment	527	527	—
Home equity	2,116	2,116	—
Total	$123,297	$145,089	$1,503
December 31, 2013
Impaired loans with a valuation allowance:
Commercial	$2,517	$2,656	$728
Commercial real estate	2,576	2,965	353
Real estate construction	—	—	—
Land development	—	—	—
Residential mortgage	17,408	17,408	510
Subtotal	22,501	23,029	1,591
Impaired loans with no related valuation allowance:
Commercial	38,838	44,377	—
Commercial real estate	48,220	61,444	—
Real estate construction	371	478	—
Land development	7,170	11,817	—
Residential mortgage	8,921	8,921	—
Consumer installment	676	676	—
Home equity	2,648	2,648	—
Subtotal	106,844	130,361	—
Total impaired loans:
Commercial	41,355	47,033	728
Commercial real estate	50,796	64,409	353
Real estate construction	371	478	—
Land development	7,170	11,817	—
Residential mortgage	26,329	26,329	510
Consumer installment	676	676	—
Home equity	2,648	2,648	—
Total	$129,345	$153,390	$1,591

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
September 30, 2013
Impaired loans with a valuation allowance:
Commercial	$5,059	$5,803	$1,857
Commercial real estate	6,684	7,901	1,651
Real estate construction	183	253	33
Land development	517	653	97
Residential mortgage	17,731	17,731	585
Subtotal	30,174	32,341	4,223
Impaired loans with no related valuation allowance:
Commercial	21,543	25,642	—
Commercial real estate	43,178	57,256	—
Real estate construction	133	133	—
Land development	9,095	13,347	—
Residential mortgage	8,029	8,029	—
Consumer installment	665	665	—
Home equity	3,023	3,023	—
Subtotal	85,666	108,095	—
Total impaired loans:
Commercial	26,602	31,445	1,857
Commercial real estate	49,862	65,157	1,651
Real estate construction	316	386	33
Land development	9,612	14,000	97
Residential mortgage	25,760	25,760	585
Consumer installment	665	665	—
Home equity	3,023	3,023	—
Total	$115,840	$140,436	$4,223
The difference between an impaired loan’s recorded investment and the unpaid principal balance for originated loans represents a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management’s assessment that full collection of the loan balance is not likely, and for acquired loans that meet the definition of an impaired loan represents fair value adjustments recognized at the acquisition date attributable to expected credit losses and the discounting of expected cash flows at market interest rates. The difference between the recorded investment and the unpaid principal balance of $21.8 million, $24.0 million and $24.6 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively, includes confirmed losses (partial charge-offs) of $18.2 million, $20.2 million and $21.2 million, respectively, and fair value discount adjustments of $3.6 million, $3.8 million and $3.4 million, respectively.
Impaired loans included $10.2 million, $9.8 million and $7.6 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively, of acquired loans that were not performing in accordance with original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loans. Impaired loans also included $44.6 million, $39.6 million and $34.1 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively, of performing TDRs.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

The following schedule presents information related to impaired loans for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Commercial	$41,903	$346	$42,046	$1,026
Commercial real estate	50,133	263	51,571	990
Real estate construction	162	—	164	—
Land development	3,284	30	4,079	101
Residential mortgage	26,166	310	26,561	941
Consumer installment	481	—	630	—
Home equity	2,246	—	2,212	—
Total	$124,375	$949	$127,263	$3,058

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Commercial	$27,025	$215	$26,894	$633
Commercial real estate	50,266	284	53,482	984
Real estate construction	414	2	395	7
Land development	9,615	79	10,470	261
Residential mortgage	25,826	278	27,216	847
Consumer installment	632	—	666	—
Home equity	3,091	—	2,977	—
Total	$116,869	$858	$122,100	$2,732
The following schedule presents the aging status of the recorded investment in loans by classes of loans at September 30, 2014, December 31, 2013 and September 30, 2013:

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Non-accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
September 30, 2014
Originated Portfolio:
Commercial	$3,717	$1,145	$16	$18,213	$23,091	$1,144,885	$1,167,976
Commercial real estate	3,837	29	87	23,858	27,811	1,155,665	1,183,476
Real estate construction	1,075	—	—	162	1,237	113,744	114,981
Land development	—	—	—	1,467	1,467	4,789	6,256
Residential mortgage	1,669	—	380	6,693	8,742	965,447	974,189
Consumer installment	2,859	437	—	527	3,823	778,791	782,614
Home equity	2,592	361	1,779	2,116	6,848	541,274	548,122
Total	$15,749	$1,972	$2,262	$53,036	$73,019	$4,704,595	$4,777,614
Acquired Portfolio:
Commercial	$—	$—	$6,514	$—	$6,514	$65,456	$71,970
Commercial real estate	—	—	1,559	—	1,559	137,611	139,170
Real estate construction	—	—	—	—	—	10,801	10,801
Land development	—	—	1,727	—	1,727	2,451	4,178
Residential mortgage	—	—	202	—	202	9,658	9,860
Consumer installment	—	—	—	—	—	829	829
Home equity	335	—	227	—	562	25,936	26,498
Total	$335	$—	$10,229	$—	$10,564	$252,742	$263,306

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Non-accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
December 31, 2013
Originated Portfolio:
Commercial	$4,748	$865	$536	$18,374	$24,523	$1,068,170	$1,092,693
Commercial real estate	8,560	1,604	190	28,598	38,952	1,046,235	1,085,187
Real estate construction	—	4,107	—	371	4,478	72,981	77,459
Land development	—	—	—	2,309	2,309	10,971	13,280
Residential mortgage	2,191	103	537	8,921	11,752	937,129	948,881
Consumer installment	2,630	359	—	676	3,665	639,381	643,046
Home equity	1,452	278	734	2,648	5,112	487,266	492,378
Total	$19,581	$7,316	$1,997	$61,897	$90,791	$4,262,133	$4,352,924
Acquired Portfolio:
Commercial	$—	$—	$5,656	$—	$5,656	$77,958	$83,614
Commercial real estate	—	133	1,695	—	1,828	145,643	147,471
Real estate construction	—	—	—	—	—	12,336	12,336
Land development	—	—	2,332	—	2,332	4,454	6,786
Residential mortgage	—	—	61	—	61	11,481	11,542
Consumer installment	3	51	—	—	54	1,669	1,723
Home equity	394	—	43	—	437	30,788	31,225
Total	$397	$184	$9,787	$—	$10,368	$284,329	$294,697
September 30, 2013
Originated Portfolio:
Commercial	$7,833	$1,542	$281	$11,809	$21,465	$1,019,330	$1,040,795
Commercial real estate	6,533	2,274	—	28,623	37,430	1,023,128	1,060,558
Real estate construction	90	5,385	—	183	5,658	60,130	65,788
Land development	187	—	—	2,954	3,141	13,506	16,647
Residential mortgage	1,739	76	692	8,029	10,536	920,245	930,781
Consumer installment	2,980	350	—	665	3,995	616,016	620,011
Home equity	2,344	434	686	3,023	6,487	472,661	479,148
Total	$21,706	$10,061	$1,659	$55,286	$88,712	$4,125,016	$4,213,728
Acquired Portfolio:
Commercial	$67	$—	$1,574	$—	$1,641	$85,686	$87,327
Commercial real estate	439	—	3,355	—	3,794	151,279	155,073
Real estate construction	—	—	—	—	—	12,573	12,573
Land development	—	—	2,422	—	2,422	4,604	7,026
Residential mortgage	264	—	77	—	341	11,655	11,996
Consumer installment	3	1	—	—	4	2,025	2,029
Home equity	389	79	182	—	650	32,269	32,919
Total	$1,162	$80	$7,610	$—	$8,852	$300,091	$308,943

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

Loans Modified Under Troubled Debt Restructurings (TDRs)
The following schedule presents the Corporation’s loans reported as TDRs at September 30, 2014, December 31, 2013 and September 30, 2013:

	Performing TDRs	Non-Performing TDRs	Nonaccrual TDRs	Total
	(In thousands)
September 30, 2014
Commercial loan portfolio	$28,606	$11,797	$36,549	$76,952
Consumer loan portfolio	15,982	3,647	3,996	23,625
Total	$44,588	$15,444	$40,545	$100,577
December 31, 2013
Commercial loan portfolio	$26,839	$13,414	$31,961	$72,214
Consumer loan portfolio	12,732	4,676	5,321	22,729
Total	$39,571	$18,090	$37,282	$94,943
September 30, 2013
Commercial loan portfolio	$19,469	$15,744	$34,124	$69,337
Consumer loan portfolio	14,602	3,129	4,949	22,680
Total	$34,071	$18,873	$39,073	$92,017
The following schedule provides information on the Corporation's TDRs that were modified during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	7	$448	$448	34	$12,379	$12,379
Commercial real estate	7	1,138	1,138	28	7,062	7,062
Land development	—	—	—	1	72	72
Subtotal – commercial loan portfolio	14	1,586	1,586	63	19,513	19,513
Consumer loan portfolio	14	572	565	107	3,208	3,191
Total	28	$2,158	$2,151	170	$22,721	$22,704

	Three Months Ended September 30, 2013 (As Revised)			Nine Months Ended September 30, 2013 (As Revised)
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	6	$716	$716	25	$5,075	$5,075
Commercial real estate	8	3,924	3,924	32	11,587	11,587
Real estate construction	—	—	—	2	364	364
Land development	—	—	—	4	1,958	1,958
Subtotal – commercial loan portfolio	14	4,640	4,640	63	18,984	18,984
Consumer loan portfolio	23	1,773	1,730	60	3,929	3,830
Total	37	$6,413	$6,370	123	$22,913	$22,814

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

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
The following schedule includes TDRs for which there was a payment default during the three and nine months ended September 30, 2014 and 2013, whereby the borrower was past due with respect to principal and/or interest for 90 days or more, and the loan became a TDR during the twelve-month period prior to the default:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Number of Loans	Principal Balance at End of Period	Number of Loans	Principal Balance at End of Period
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	—	$—	6	$875
Commercial real estate	—	—	5	2,273
Subtotal – commercial loan portfolio	—	—	11	3,148
Consumer loan portfolio	4	162	7	242
Total	4	$162	18	$3,390

	Three Months Ended September 30, 2013 (As Revised)		Nine Months Ended September 30, 2013 (As Revised)
	Number of Loans	Principal Balance at End of Period	Number of Loans	Principal Balance at End of Period
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	2	$1,047	19	$2,100
Commercial real estate	4	3,614	5	3,740
Real estate construction	—	—	1	160
Land development	—	—	2	1,526
Subtotal – commercial loan portfolio	6	4,661	27	7,526
Consumer loan portfolio	6	142	15	645
Total	12	$4,803	42	$8,171
During the three and nine months ended September 30, 2013, the Corporation had excluded nonaccrual TDRs from the schedule of TDRs that were modified during the three and nine months ended September 30, 2013 and the schedule of TDRs for which there was a payment default during the three and nine months ended September 30, 2013. The Corporation has revised the amounts reported for the three and nine months ended September 30, 2013 in these schedules to include activity related to all TDRs, including nonaccrual TDRs.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

Allowance for Loan Losses
The following schedule presents, by loan portfolio segment, the changes in the allowance for the three and nine months ended September 30, 2014 and details regarding the balance in the allowance and the recorded investment in loans at September 30, 2014 by impairment evaluation method.

	Commercial Loan Portfolio	Consumer Loan Portfolio	Unallocated	Total
	(In thousands)
Changes in allowance for loan losses for the three months ended September 30, 2014:
Beginning balance	$44,224	$29,565	$4,004	$77,793
Provision for loan losses	715	834	(49)	1,500
Charge-offs	(1,733)	(1,889)	—	(3,622)
Recoveries	789	546	—	1,335
Ending balance	$43,995	$29,056	$3,955	$77,006
Changes in allowance for loan losses for the nine months ended September 30, 2014:
Beginning balance	$44,482	$30,145	$4,445	$79,072
Provision for loan losses	2,114	2,976	(490)	4,600
Charge-offs	(4,756)	(5,713)	—	(10,469)
Recoveries	2,155	1,648	—	3,803
Ending balance	$43,995	$29,056	$3,955	$77,006
Allowance for loan losses balance at September 30, 2014 attributable to:
Loans individually evaluated for impairment	$1,175	$328	$—	$1,503
Loans collectively evaluated for impairment	42,820	28,228	3,955	75,003
Loans acquired with deteriorated credit quality	—	500	—	500
Total	$43,995	$29,056	$3,955	$77,006
Recorded investment (loan balance) at September 30, 2014:
Loans individually evaluated for impairment	$84,103	$19,629	$—	$103,732
Loans collectively evaluated for impairment	2,388,586	2,285,296	—	4,673,882
Loans acquired with deteriorated credit quality	226,119	37,187	—	263,306
Total	$2,698,808	$2,342,112	$—	$5,040,920
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
September 30, 2014

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
The allowance attributable to acquired loans of $0.5 million at September 30, 2014, December 31, 2013 and September 30, 2013 was primarily attributable to two consumer loan pools in the acquired loan portfolio that had a decline in expected cash flows. Management determined that the overall credit quality of the acquired loan portfolio had improved at September 30, 2014, which has resulted in an improvement in expected cash flows of loan pools in the acquired commercial loan portfolio. Accordingly, management reclassified $10.0 million during the nine months ended September 30, 2014 from the nonaccretable difference to the accretable yield for these acquired commercial loan pools, which will increase amounts recognized into interest income over the estimated remaining lives of these loan pools. There were no material changes in expected cash flows for the remaining acquired loan pools at September 30, 2014, December 31, 2013 or September 30, 2013.
Note 5: Intangible Assets
The Corporation has the following types of intangible assets: goodwill, core deposit intangible assets and mortgage servicing rights (MSRs). Goodwill and core deposit intangible assets arose as the result of business combinations or other acquisitions. MSRs arose as a result of selling residential mortgage loans in the secondary market while retaining the right to service these loans and receive servicing income over the life of the loan. Amortization is recorded on the core deposit intangible assets and MSRs. Goodwill is not amortized but is evaluated at least annually for impairment. The Corporation’s most recent annual goodwill impairment test performed as of October 31, 2013 did not indicate that an impairment of goodwill existed. The Corporation also determined that no triggering events have occurred that indicated impairment from the most recent valuation date through September 30, 2014 and that the Corporation's goodwill was not impaired at September 30, 2014.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

The following table shows the net carrying value of the Corporation’s intangible assets:

	September 30, 2014	December 31, 2013	September 30, 2013
	(In thousands)
Goodwill	$120,164	$120,164	$120,164
Other intangible assets:
Core deposit intangible assets	$8,665	$10,001	$10,466
Mortgage servicing rights	3,293	3,423	3,399
Total other intangible assets	$11,958	$13,424	$13,865
The following table sets forth the carrying amount, accumulated amortization and amortization expense of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:

	September 30, 2014	December 31, 2013	September 30, 2013
	(In thousands)
Gross original amount	$18,659	$18,659	$18,659
Accumulated amortization	9,994	8,658	8,193
Carrying amount	$8,665	$10,001	$10,466
Amortization expense for the three months ended September 30	$445		$467
Amortization expense for the nine months ended September 30	$1,336		$1,444
The estimated future amortization expense on core deposit intangible assets for periods ending after September 30, 2014 is as follows: 2014 — $0.4 million; 2015 — $1.7 million; 2016 — $1.5 million; 2017 — $1.2 million; 2018 — $1.2 million; 2019 and thereafter — $2.7 million.
The following shows the net carrying value and fair value of MSRs and the total loans that the Corporation is servicing for others:

	September 30, 2014	December 31, 2013	September 30, 2013
	(In thousands)
Net carrying value of MSRs	$3,293	$3,423	$3,399
Fair value of MSRs	$6,618	$6,878	$6,839
Loans serviced for others that have servicing rights capitalized	$875,720	$886,730	$886,980
The following table shows the activity for capitalized MSRs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$3,344	$3,421	$3,423	$3,478
Additions	324	311	745	1,271
Amortization	(375)	(333)	(875)	(1,350)
Balance at end of period	$3,293	$3,399	$3,293	$3,399
There was no impairment valuation allowance recorded on MSRs as of September 30, 2014, December 31, 2013 or September 30, 2013.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

Note 6: Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of related tax benefit/expense, were as follows:

	September 30, 2014	December 31, 2013	September 30, 2013
	(In thousands)
Net unrealized losses on investment securities – available-for-sale, net of related tax benefit of $185 at September 30, 2014, $1,335 at December 31, 2013 and $878 at September 30, 2013	$(344)	$(2,480)	$(1,631)
Pension and other postretirement benefits adjustment, net of related tax benefit of $10,318 at September 30, 2014, $9,714 at December 31, 2013 and $18,062 at September 30, 2013	(19,162)	(18,040)	(33,544)
Accumulated other comprehensive loss	$(19,506)	$(20,520)	$(35,175)
Note 7: Regulatory Capital
Federal and state banking regulations place certain restrictions on the transfer of assets, in the form of dividends, loans, or advances, from Chemical Bank to the Corporation. As of September 30, 2014, substantially all of the assets of Chemical Bank were restricted from transfer to the Corporation in the form of loans or advances. Dividends from Chemical Bank are the principal source of funds for the Corporation. At September 30, 2014, Chemical Bank was "well-capitalized" as defined by federal banking regulations. In addition to the statutory limits, the Corporation considers the overall financial and capital position of Chemical Bank prior to making any cash dividend decisions.
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
Quantitative measures established by regulation to ensure capital adequacy require minimum ratios of Tier 1 capital to average assets (Leverage Ratio) and Tier 1 and Total capital to risk-weighted assets. These capital guidelines assign risk weights to on- and off-balance sheet items in arriving at total risk-weighted assets. Minimum capital levels are based upon the perceived risk of various asset categories and certain off-balance sheet instruments. Risk weighted assets of the Corporation totaled $5.06 billion, $4.64 billion and $4.51 billion at September 30, 2014, December 31, 2013 and September 30, 2013, respectively.
At September 30, 2014, December 31, 2013 and September 30, 2013, Chemical Bank’s capital ratios exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.” Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

The summary below compares the Corporation’s and Chemical Bank’s actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
September 30, 2014
Total Capital to Risk-Weighted Assets:
Corporation	$760,324	15.0%	$404,420	8.0%	N/A	N/A
Chemical Bank	613,673	12.2	403,840	8.0	$504,799	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	696,963	13.8	202,210	4.0	N/A	N/A
Chemical Bank	550,401	10.9	201,920	4.0	302,880	6.0
Leverage Ratio:
Corporation	696,963	11.1	251,133	4.0	N/A	N/A
Chemical Bank	550,401	8.8	250,986	4.0	313,732	5.0
December 31, 2013
Total Capital to Risk-Weighted Assets:
Corporation	$649,836	14.0%	$371,465	8.0%	N/A	N/A
Chemical Bank	579,494	12.5	370,881	8.0	$463,601	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	591,535	12.7	185,732	4.0	N/A	N/A
Chemical Bank	521,283	11.2	185,440	4.0	278,160	6.0
Leverage Ratio:
Corporation	591,535	9.9	239,010	4.0	N/A	N/A
Chemical Bank	521,283	8.7	238,884	4.0	298,605	5.0
September 30, 2013
Total Capital to Risk-Weighted Assets:
Corporation	$638,786	14.2%	$361,199	8.0%	N/A	N/A
Chemical Bank	568,626	12.6	360,617	8.0	$450,771	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	582,039	12.9	180,600	4.0	N/A	N/A
Chemical Bank	511,969	11.4	180,309	4.0	270,463	6.0
Leverage Ratio:
Corporation	582,039	10.0	232,972	4.0	N/A	N/A
Chemical Bank	511,969	8.8	232,828	4.0	291,034	5.0
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
September 30, 2014

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
September 30, 2014

Disclosure of Recurring Basis Fair Value Measurements
For assets measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets were as follows:

	Fair Value Measurements – Recurring Basis
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
September 30, 2014
Investment securities – available-for-sale:
Government sponsored agencies	$—	$76,938	$—	$76,938
State and political subdivisions	—	40,964	—	40,964
Residential mortgage-backed securities	—	251,039	—	251,039
Collateralized mortgage obligations	—	140,445	—	140,445
Corporate bonds	—	65,183	—	65,183
Preferred stock	—	1,642	—	1,642
Total investment securities – available-for-sale	—	576,211	—	576,211
Loans held-for-sale	—	9,347	—	9,347
Total assets measured at fair value on a recurring basis	$—	$585,558	$—	$585,558
December 31, 2013
Investment securities – available-for-sale:
Government sponsored agencies	$—	$93,763	$—	$93,763
State and political subdivisions	—	43,798	—	43,798
Residential mortgage-backed securities	—	299,366	—	299,366
Collateralized mortgage obligations	—	180,941	—	180,941
Corporate bonds	—	65,275	—	65,275
Preferred stock	—	1,427	—	1,427
Total investment securities – available-for-sale	—	684,570	—	684,570
Loans held-for-sale	—	5,219	—	5,219
Total assets measured at fair value on a recurring basis	$—	$689,789	$—	$689,789
September 30, 2013
Investment securities – available-for-sale:
Government sponsored agencies	$—	$85,925	$—	$85,925
State and political subdivisions	—	45,572	—	45,572
Residential mortgage-backed securities	—	308,160	—	308,160
Collateralized mortgage obligations	—	198,458	—	198,458
Corporate bonds	—	65,434	—	65,434
Preferred stock	—	1,597	—	1,597
Total investment securities – available-for-sale	—	705,146	—	705,146
Loans held-for-sale	—	7,907	—	7,907
Total assets measured at fair value on a recurring basis	$—	$713,053	$—	$713,053
There were no liabilities recorded at fair value on a recurring basis at September 30, 2014, December 31, 2013 or September 30, 2013.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

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
Goodwill is subject to impairment testing on an annual basis. The assessment of goodwill for impairment requires a significant degree of judgment. In the event the assessment indicates that it is more-likely-than-not that the fair value is less than the carrying value, the asset is considered impaired and recorded at fair value. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At September 30, 2014, December 31, 2013 and September 30, 2013, no goodwill was impaired, and therefore, goodwill was not recorded at fair value on a nonrecurring basis.
Other intangible assets consist of core deposit intangible assets and MSRs. These items are both recorded at fair value when initially recorded. Subsequently, core deposit intangible assets are amortized primarily on an accelerated basis over periods ranging from ten to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. The fair value of MSRs is initially estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, as determined by the model, through a valuation allowance. The Corporation classifies MSRs subject to nonrecurring fair value measurements as Level 3 valuations. At September 30, 2014, December 31, 2013 and September 30, 2013, there was no impairment identified for core deposit intangible assets or MSRs and, therefore, no other intangible assets were recorded at fair value on a nonrecurring basis.
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
September 30, 2014

Disclosure of Nonrecurring Basis Fair Value Measurements
For assets measured at fair value on a nonrecurring basis, quantitative disclosures about fair value measurements for each major category of assets were as follows:

	Fair Value Measurements – Nonrecurring Basis
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
September 30, 2014
Impaired originated loans	$—	$—	$26,037	$26,037
Other real estate/repossessed assets	—	—	10,354	10,354
Total	$—	$—	$36,391	$36,391
December 31, 2013
Impaired originated loans	$—	$—	$28,852	$28,852
Other real estate/repossessed assets	—	—	9,776	9,776
Total	$—	$—	$38,628	$38,628
September 30, 2013
Impaired originated loans	$—	$—	$39,535	$39,535
Other real estate/repossessed assets	—	—	12,033	12,033
Total	$—	$—	$51,568	$51,568
There were no liabilities recorded at fair value on a nonrecurring basis at September 30, 2014, December 31, 2013 and September 30, 2013.
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
The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At September 30, 2014, December 31, 2013 and September 30, 2013, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.
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
September 30, 2014

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
A summary of carrying amounts and estimated fair values of the Corporation’s financial instruments included in the consolidated statements of financial position was as follows:

	Level in Fair Value Measurement Hierarchy	September 30, 2014		December 31, 2013		September 30, 2013
		Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Assets:
Cash and cash equivalents	Level 1	$382,138	$382,138	$310,788	$310,788	$493,110	$493,110
Investment securities:
Available-for-sale	Level 2	576,211	576,211	684,570	684,570	705,146	705,146
Held-to-maturity	Level 2	308,062	307,290	263,405	262,021	272,079	269,616
Held-to-maturity	Level 3	10,500	6,985	10,500	6,250	10,500	6,250
Nonmarketable equity securities	NA	25,572	25,572	25,572	25,572	25,572	25,572
Loans held-for-sale	Level 2	9,347	9,347	5,219	5,219	7,907	7,907
Net loans	Level 3	4,963,914	4,967,167	4,568,549	4,575,532	4,441,139	4,446,796
Interest receivable	Level 2	17,057	17,057	15,748	15,748	16,359	16,359
Liabilities:
Deposits without defined maturities	Level 2	$4,191,894	$4,191,894	$3,790,454	$3,790,454	$3,842,148	$3,842,148
Time deposits	Level 3	1,240,033	1,242,419	1,331,931	1,340,746	1,349,157	1,359,739
Interest payable	Level 2	710	710	868	868	1,009	1,009
Short-term borrowings	Level 2	323,086	323,086	327,428	327,428	357,595	357,595

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

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
The following summarizes the numerator and denominator of the basic and diluted earnings per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Numerator for both basic and diluted earnings per common share, net income	$16,767	$14,993	$46,816	$42,430
Denominator for basic earnings per common share, weighted average common shares outstanding	32,762	27,870	30,896	27,642
Weighted average common stock equivalents	194	167	205	144
Denominator for diluted earnings per common share	32,956	28,037	31,101	27,786
Basic earnings per common share	$0.51	$0.54	$1.52	$1.54
Diluted earnings per common share	0.51	0.53	1.51	1.53
The average number of exercisable employee stock option awards outstanding that were “out-of-the-money,” whereby the option exercise price per share exceeded the market price per share and, therefore, were not included in the computation of diluted earnings per common share because they would have been anti-dilutive totaled 249,150 and 308,009 for the three months ended September 30, 2014 and 2013, respectively, and 251,403 and 377,847 for the nine months ended September 30, 2014 and 2013, respectively.
Note 10: Share-Based Compensation
The Corporation maintains a share-based compensation plan under which it periodically grants share-based awards for a fixed number of shares to certain officers of the Corporation. The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. During the three-month periods ended September 30, 2014 and 2013, share-based compensation expense related to stock options and restricted stock units totaled $0.7 million and $0.8 million, respectively. During the nine-month periods ended September 30, 2014 and 2013, share-based compensation expense related to stock options and restricted stock units totaled $1.9 million and $2.1 million, respectively.
During the nine-month period ended September 30, 2014, the Corporation granted options to purchase 190,011 shares of common stock and 68,619 restricted stock units to certain officers. At September 30, 2014, there were 429,111 shares of common stock available for future grants under the share-based compensation plan.
Stock Options
The Corporation issues stock options to certain officers. Stock options are issued at the current market price of the Corporation's common stock on the date of grant and expire ten years from the date of grant. Beginning in 2013, stock options granted vest ratably over a five-year period. Stock options granted prior to 2013 generally vest ratably over a three-year period.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

A summary of activity for the Corporation’s stock options as of and for the nine months ended September 30, 2014 is presented below:

	Non-Vested Stock Options Outstanding			Stock Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at January 1, 2014	414,080	$24.29	$7.19	1,073,990	$26.84
Granted	190,011	29.45	9.64	190,011	29.45
Exercised	—	—	—	(66,130)	24.91
Vested	(148,016)	23.43	6.98	—	—
Forfeited/expired	(14,869)	25.69	7.80	(16,256)	26.62
Outstanding at September 30, 2014	441,206	$26.75	$8.30	1,181,615	$27.37
Exercisable/vested at September 30, 2014				740,409	$27.75
The weighted-average remaining contractual terms were 5.7 years for all outstanding stock options and 3.8 years for exercisable stock options at September 30, 2014. The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $2.2 million and $1.7 million, respectively, at September 30, 2014. The aggregate intrinsic values of outstanding and exercisable options at September 30, 2014 were calculated based on the closing market price of the Corporation’s common stock on September 30, 2014 of $26.89 per share less the exercise price. Options with intrinsic values less than zero, or “out-of-the-money” options, were not included in the aggregate intrinsic value reported.
At September 30, 2014, unrecognized compensation expense related to stock options totaled $3.0 million and is expected to be recognized over a remaining weighted average period of 3.7 years.
The fair value of the stock options granted during the nine months ended September 30, 2014 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

A summary of the activity for restricted stock units as of and for the nine months ended September 30, 2014 is presented below:

	Number of Units	Weighted- Average Grant Date Fair Value Per Unit
Outstanding at January 1, 2014	188,532	$21.49
Granted	68,619	27.49
Converted into shares of common stock	(51,895)	19.21
Forfeited/expired	(4,813)	23.84
Outstanding at September 30, 2014	200,443	$24.08
At September 30, 2014, unrecognized compensation expense related to restricted stock unit awards totaled $2.7 million and is expected to be recognized over a remaining weighted average period of 2.6 years.
Note 11: Pension and Other Postretirement Benefit Plans
The components of net periodic benefit cost for the Corporation’s qualified and nonqualified pension plans and nonqualified postretirement benefit plan are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Defined Benefit Pension Plans
Service cost	$250	$326	$751	$976
Interest cost	1,312	1,166	3,936	3,500
Expected return on plan assets	(2,078)	(1,949)	(6,235)	(5,845)
Amortization of prior service credit	—	—	(1)	(1)
Amortization of unrecognized net loss	569	946	1,707	2,838
Net periodic benefit cost	$53	$489	$158	$1,468
Postretirement Benefit Plan
Service cost	$5	$5	$14	$14
Interest cost	36	36	107	108
Amortization of prior service cost	32	27	97	233
Amortization of unrecognized net gain	(26)	(18)	(78)	(55)
Net periodic benefit cost	$47	$50	$140	$300
The Corporation’s pension plan does not have a contribution requirement in 2014. The Corporation made a $15.0 million contribution to the pension plan during the nine months ended September 30, 2013. The discount rate used to compute the Corporation's pension plan expense for 2014 is 5.00%.
401(k) Savings Plan expense for the Corporation’s match of participants’ base compensation contributions and a 4% of eligible pay contribution to certain employees who are not grandfathered under the pension plan was $1.0 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively, and $2.7 million for both the nine months ended September 30, 2014 and 2013.
Note 12: Financial Guarantees
In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer’s creditworthiness. At September 30, 2014, December 31, 2013 and September 30, 2013, the Corporation had $37 million, $47 million and $48 million, respectively, of outstanding financial and performance standby letters of credit that expire in five years or less. The majority of these standby letters of credit are collateralized. The Corporation determined that there were no potential losses from standby letters of credit at September 30, 2014, December 31, 2013 and September 30, 2013.

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
Acquisitions
Pending Acquisition of Northwestern Bancorp, Inc.
On March 10, 2014, the Corporation and Northwestern Bancorp, Inc. (Northwestern), the parent company of Northwestern Bank, a community bank based in Traverse City, Michigan, entered into a definitive agreement whereby the Corporation will acquire Northwestern in an all cash transaction valued at $120 million, subject to adjustment under limited circumstances. The Corporation anticipates the transaction, with cost savings fully phased in and excluding the impact of nonrecurring transaction-related expenses, to be immediately accretive to earnings per share. Regulatory approval for the transaction was received on September 30, 2014 and the transaction is expected to close on October 31, 2014, subject to customary closing conditions. The Corporation recognized $1.3 million and $2.2 million of pre-tax nonrecurring transaction-related expenses during the three and nine months ended September 30, 2014, respectively.
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

Summary
The Corporation's net income was $16.8 million, or $0.51 per diluted share, in the third quarter of 2014, compared to net income of $15.0 million, or $0.53 per diluted share, in the third quarter of 2013 and net income of $16.2 million, or $0.54 per diluted share, in the second quarter of 2014. Excluding nonrecurring transaction-related expenses attributable to the pending acquisition of Northwestern, net income was $17.6 million, or $0.53 per diluted share, in the third quarter of 2014. Net income, excluding nonrecurring transaction-related expenses, in the third quarter of 2014, was 17% higher than the third quarter of 2013 due to a combination of higher net interest income, higher noninterest income and a lower provision for loan losses, which were partially offset by higher operating expenses. Net income, excluding nonrecurring transaction-related expenses, in the third quarter of 2014 was 5.6% higher than the second quarter of 2014 due primarily to higher net interest income.
Return on average assets, on an annualized basis, was 1.04% in the third quarter of 2014, compared to 1.00% in the third quarter of 2013 and 1.04% in the second quarter of 2014. Return on average equity, on an annualized basis, was 8.4% in the third quarter of 2014, compared to 9.6% in the third quarter of 2013 and 9.1% in the second quarter of 2014. The decreases in return on average shareholders' equity in the third quarter of 2014, compared to both the second quarter of 2014 and the third quarter of 2013, was primarily attributable to increases in shareholders' equity resulting from the Corporation's September 2013 and June 2014 common equity offerings and nonrecurring transaction-related expenses. Nonrecurring transaction-related expenses in the third quarter of 2014 reduced the Corporation's return on average assets by 5 basis points and return on average shareholders' equity by 42 basis points.
The Corporation's net income was $46.8 million, or $1.51 per diluted share, for the nine months ended September 30, 2014, compared to net income of $42.4 million, or $1.53 per diluted share, for the nine months ended September 30, 2013. Net income, excluding nonrecurring transaction-related expenses, was $48.3 million, or $1.55 per diluted share, for the nine months ended September 30, 2014, up 14% over the same period for 2013 due to a combination of higher net interest income and a lower provision for loan losses, which were partially offset by lower noninterest income and higher operating expenses.
Non-GAAP Financial Measures
This report contains references to financial measures which are not defined in GAAP. Such non-GAAP financial measures include the Corporation's tangible equity to assets ratio, presentation of net interest income on a fully taxable equivalent (FTE) basis and information presented excluding nonrecurring transaction-related expenses, including net income, diluted earnings per share, return on average assets, return on average shareholders' equity and operating expenses. These non-GAAP financial measures have been included as the Corporation believes they are helpful for investors to analyze and evaluate the Corporation's financial condition.
Financial Condition
Total Assets
Total assets were $6.60 billion at September 30, 2014, an increase of $365 million, or 5.9%, from total assets of $6.23 billion at June 30, 2014, an increase of $412 million, or 6.7%, from total assets of $6.18 billion at December 31, 2013, and an increase of $339 million, or 5.4%, from total assets of $6.26 billion at September 30, 2013.
Interest-earning assets were $6.22 billion at September 30, 2014, an increase of $363 million, or 6.2%, from interest-earning assets of $5.86 billion at June 30, 2014, an increase of $402 million, or 6.9%, from interest-earning assets of $5.82 billion at December 31, 2013, and an increase of $318 million, or 5.4%, from interest-earning assets of $5.90 billion at September 30, 2013.
The increases in total assets and interest-earning assets during the three months ended September 30, 2014 were primarily due to seasonal increases in municipal customer deposits that were partially used to fund loan growth. The increases in total assets and interest-earning assets during the twelve-month period ended September 30, 2014 were primarily attributable to an increase in customer deposits that were used to partially fund loan growth. The increases were also partially attributable to $76 million of net proceeds received by the Corporation in its June 2014 common equity offering.
Investment Securities
The carrying value of investment securities totaled $894.8 million at September 30, 2014, a decrease of $29.3 million, or 3.2%, from investment securities of $924.1 million at June 30, 2014, a decrease of $63.7 million, or 6.6%, from investment securities of $958.5 million at December 31, 2013, and a decrease of $93.0 million, or 9.4%, from investment securities of $987.7 million at September 30, 2013. The decreases in investment securities were attributable to the Corporation utilizing some of the liquidity from maturing investment securities to partially fund loan growth.

A summary of the composition of the carrying value of the Corporation's investments securities portfolio follows:

	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2013
	(In thousands)
Available-for-sale:
Government sponsored agencies	$76,938	$88,708	$93,763	$85,925
State and political subdivisions	40,964	41,608	43,798	45,572
Residential mortgage-backed securities	251,039	265,368	299,366	308,160
Collateralized mortgage obligations	140,445	153,283	180,941	198,458
Corporate bonds	65,183	65,352	65,275	65,434
Preferred stock	1,642	1,656	1,427	1,597
Total available-for-sale investment securities	576,211	615,975	684,570	705,146
Held-to-maturity:
State and political subdivisions	308,062	297,630	263,405	272,079
Trust preferred securities	10,500	10,500	10,500	10,500
Total held-to-maturity investment securities	318,562	308,130	273,905	282,579
Total investment securities	$894,773	$924,105	$958,475	$987,725
At September 30, 2014, the Corporation's investment securities portfolio consisted of: government sponsored agency (GSA) debt obligations, comprised primarily of variable-rate instruments backed by the Small Business Administration and Student Loan Marketing Corporation, totaling $76.9 million; state and political subdivisions debt obligations, comprised primarily of general debt obligations of issuers primarily located in the State of Michigan, totaling $349.0 million; residential mortgage-backed securities (MBSs), comprised primarily of fixed-rate instruments backed by a U.S. government agency (Government National Mortgage Association) or government sponsored enterprises (Federal Home Loan Mortgage Corporation and Federal National Mortgage Association), totaling $251.0 million; collaterized mortgage obligations (CMOs), comprised of approximately 66% fixed-rate and 34% variable-rate instruments backed by the same U.S. government agency and government sponsored enterprises as the residential MBSs with average maturities of less than three years, totaling $140.4 million; corporate bonds, comprised primarily of debt obligations of large U.S. global financial organizations, totaling $65.2 million; preferred stock securities, comprised of two large regional/national banks, totaling $1.6 million; and trust preferred securities (TRUPs), comprised of a 100% interest in a $10.0 million variable-rate TRUP of a small non-public bank holding company in Michigan and another variable-rate TRUP totaling $0.5 million. Variable-rate instruments comprised 22% of the Corporation's investment securities portfolio at September 30, 2014.
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
The Corporation's investment securities portfolio, with a carrying value of $894.8 million at September 30, 2014, had gross impairment of $14.0 million at that date. Management believed that the unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates on the investment securities and market illiquidity and not as a result of credit-related issues. Accordingly, the Corporation believed the impairment in its investment securities portfolio at September 30, 2014 was temporary in nature and, therefore, no impairment loss was recognized in the Corporation's consolidated statement of income for the three months ended September 30, 2014. However, other-than-temporary impairment (OTTI) may occur in the future as a result of material declines in the fair value of investment securities resulting from market, credit, economic or other conditions. A further discussion of the assessment of potential impairment and the Corporation's process that resulted in the conclusion that the impairment was temporary in nature follows.
At September 30, 2014, the gross impairment in the Corporation's investment securities portfolio of $14.0 million was comprised as follows: GSA securities, residential MBSs and CMOs, combined, of $3.9 million; state and political subdivisions securities of $6.5 million; corporate bonds of $0.1 million; and TRUPs of $3.5 million. The amortized costs and fair values of investment securities are disclosed in Note 3 to the consolidated financial statements.

GSA securities, residential MBSs and CMOs, included in the available-for-sale investment securities portfolio, had a combined amortized cost of $470.8 million and gross impairment of $3.9 million at September 30, 2014. Virtually all of the impaired investment securities in these categories are backed by the full faith and credit of the U.S. government or a guarantee of a U.S. government agency or government sponsored enterprise. The Corporation determined that the impairment on these investment securities was attributable to current market interest rates being higher than the yields being earned on these investment securities. The Corporation concluded that the impairment of its GSA securities, residential MBSs and CMOs was temporary in nature at September 30, 2014.
State and political subdivisions securities, included in the available-for-sale and the held-to-maturity investment securities portfolios, had an amortized cost of $347.7 million and gross impairment of $6.5 million at September 30, 2014. Approximately 83% of the Corporation's state and political subdivisions securities are from issuers primarily located in the State of Michigan and are general obligations of the issuer, meaning that repayment of these obligations is funded by general tax collections of the issuer. The Corporation holds no debt obligations issued by the City of Detroit, Michigan. The gross impairment was attributable to impaired state and political subdivisions securities with an amortized cost of $168 million that generally mature beyond 2014. It was the Corporation's assessment that the impairment on these investment securities was attributable to current market interest rates being slightly higher than the yield on these investment securities, illiquidity in the market for a portion of these investment securities caused by the market's perception of the Michigan economy, and illiquidity in the market due to the nature of a portion of these investment securities. The Corporation concluded that the impairment of its state and political subdivisions securities was temporary in nature at September 30, 2014.
Corporate bonds, included in the available-for-sale investment securities portfolio, had an amortized cost of $65.0 million and gross impairment of $0.1 million at September 30, 2014. All of the corporate bonds held at September 30, 2014 were of an investment grade. The investment grade ratings of all of the corporate bonds indicated that the obligors' capacities to meet their financial commitments were “strong.” It was the Corporation's assessment that the impairment on the corporate bonds was attributable to current market interest rates being slightly higher than the yield on these investment securities and the market perception of the issuers, and not due to credit-related issues. The Corporation concluded that the impairment of its corporate bonds was temporary in nature at September 30, 2014.
At September 30, 2014, the Corporation held two TRUPs in the held-to-maturity investment securities portfolio, with a combined amortized cost of $10.5 million and gross impairment of $3.5 million. Management reviewed available financial information of the issuers of the TRUPs as of September 30, 2014. One TRUP, with an amortized cost of $10.0 million, represents a 100% interest in a TRUP of a non-public bank holding company in Michigan. At September 30, 2014, the Corporation determined that the fair value of this TRUP was $6.7 million. The second TRUP, with an amortized cost of $0.5 million, represents a 10% interest in the TRUP of another non-public bank holding company in Michigan. At September 30, 2014, the Corporation determined the fair value of this TRUP was $0.3 million. The fair value measurements of the two TRUP investments were developed based upon market pricing observations of much larger banking institutions in an illiquid market, adjusted by risk measurements. The fair values of the Corporation's TRUPs were based on calculations of discounted cash flows, and further based upon both observable inputs and appropriate risk adjustments that would be made by market participants. See the additional discussion of the development of the fair values of the TRUPs in Note 3 to the consolidated financial statements.
The issuer of the $10.0 million TRUP reported net income in both the first and second quarters of 2014 and each of the three years ended December 31, 2013 and was categorized as well-capitalized under applicable regulatory requirements during that time. Based on an analysis of financial information provided by the issuer, it was the Corporation's opinion that, as of September 30, 2014, this issuer appeared to be a financially sound financial institution with sufficient liquidity to meet its financial obligations in 2014. The Corporation is not aware of any material adverse changes in the issuer's financial performance since the TRUP was issued and purchased by the Corporation nor any indication that any material adverse trends were developing that would suggest that the issuer would be unable to make all future principal and interest payments under the TRUP. Quarterly common stock cash dividends have consistently been paid by the issuer and the Corporation understands that the issuer's management anticipates cash dividends to continue to be paid in the future. The principal of $10.0 million of this TRUP matures in 2038, with interest payments of 360 basis points over the three-month London Interbank Offered Rate (LIBOR) due quarterly. All scheduled interest payments on this TRUP have been made on a timely basis. At September 30, 2014, the Corporation was not aware of any regulatory orders, memorandums of understanding or cease and desist orders that had been issued to the issuer or its subsidiaries. In reviewing all reasonably available information regarding the issuer, including past performance and its financial and liquidity position, it was the Corporation's opinion that the estimated future cash flows of the issuer supported the carrying value of the TRUP at its original cost of $10.0 million at September 30, 2014. While the total fair value of the TRUP was $3.3 million below the Corporation's amortized cost at September 30, 2014, the Corporation concluded that, based on the overall financial condition of the issuer, the impairment was temporary in nature at September 30, 2014.
The issuer of the $0.5 million TRUP reported net income in 2013 and the first and second quarters of 2014. At September 30, 2014, the issuer was categorized as well-capitalized under applicable regulatory requirements. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly. All scheduled interest payments on this TRUP have been made on a timely basis. At September 30, 2014, the Corporation was not aware of any regulatory orders, memorandums of understanding or cease and desist orders that had been issued to the issuer of this TRUP or any subsidiary. In reviewing all reasonably available financial information regarding the $0.5 million TRUP, it was the Corporation's opinion that the carrying value of this TRUP at its original cost of $0.5 million was supported by the issuer's financial position at September 30, 2014. While the fair value of the TRUP was $0.2 million below the Corporation's amortized cost at September 30, 2014, the Corporation concluded that the impairment was temporary in nature at September 30, 2014.
At September 30, 2014, the Corporation expected to fully recover the entire amortized cost basis of each impaired investment security in its investment securities portfolio at that date. Furthermore, at September 30, 2014, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation would not have to sell any of its impaired investment securities before a full recovery of amortized cost. However, there can be no assurance that OTTI losses will not be recognized on the TRUPs or on any other investment security in the future.
Loans
The Corporation's loan portfolio is comprised of commercial, commercial real estate, real estate construction and land development loans, referred to as the Corporation's commercial loan portfolio, and residential mortgage, consumer installment and home equity loans, referred to as the Corporation's consumer loan portfolio. At September 30, 2014, the Corporation's loan portfolio was $5.04 billion and consisted of loans in the commercial loan portfolio totaling $2.70 billion, or 54% of total loans, and loans in the consumer loan portfolio totaling $2.34 billion, or 46% of total loans. Loans at fixed interest rates comprised 76% of the Corporation's total loan portfolio at September 30, 2014, June 30, 2014 and December 31, 2013 compared to 75% at September 30, 2013.
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
Total loans were $5.04 billion at September 30, 2014, an increase of $142.1 million, or 2.9%, from total loans of $4.90 billion at June 30, 2014, an increase of $393.3 million, or 8.5%, from total loans of $4.65 billion at December 31, 2013 and an increase of $518.2 million, or 11.5%, from total loans of $4.52 billion at September 30, 2013. The increases in total loans during the three- and twelve-month periods ended September 30, 2014 generally occurred across all major loan categories and across all of the Corporation's banking markets and were attributable to a combination of improving economic conditions and higher loan demand, as well as the Corporation increasing its market share in both its commercial and consumer loan portfolios.
A summary of the composition of the Corporation's loan portfolio, by major loan category, follows:

	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2013
	(In thousands)
Commercial loan portfolio:
Commercial	$1,239,946	$1,212,383	$1,176,307	$1,128,122
Commercial real estate	1,322,646	1,298,365	1,232,658	1,215,631
Real estate construction	125,782	101,168	89,795	78,361
Land development	10,434	10,956	20,066	23,673
Subtotal	2,698,808	2,622,872	2,518,826	2,445,787
Consumer loan portfolio:
Residential mortgage	984,049	970,397	960,423	942,777
Consumer installment	783,443	744,781	644,769	622,040
Home equity	574,620	560,754	523,603	512,067
Subtotal	2,342,112	2,275,932	2,128,795	2,076,884
Total loans	$5,040,920	$4,898,804	$4,647,621	$4,522,671
A discussion of the Corporation’s loan portfolio by category follows.

Commercial Loan Portfolio
The Corporation's commercial loan portfolio is comprised of commercial loans, commercial real estate loans, real estate construction loans and land development loans. The Corporation's commercial loan portfolio is well diversified across business lines and has no concentration in any one industry. The commercial loan portfolio of $2.70 billion at September 30, 2014 included 84 loan relationships of $5.0 million or greater. These 84 loan relationships totaled $803.8 million, which represented 30% of the commercial loan portfolio at September 30, 2014, and included 28 loan relationships that had outstanding balances of $10 million or higher, totaling $412.7 million, or 15% of the commercial loan portfolio, at that date. Further, the Corporation had 6 loan relationships at September 30, 2014 with loan balances greater than $5.0 million and less than $10 million, totaling $48.3 million, that had unfunded credit commitments totaling $34.7 million that, if advanced, could result in a loan relationship of $10 million or more.
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
Commercial loans were $1.24 billion at September 30, 2014, an increase of $27.6 million, or 2.3%, from commercial loans of $1.21 billion at June 30, 2014, an increase of $63.6 million, or 5.4%, from commercial loans of $1.18 billion at December 31, 2013 and an increase of $111.8 million, or 9.9%, from commercial loans of $1.13 billion at September 30, 2013. The increases in commercial loans were the result of a combination of increased market share and improving economic conditions in the Corporation's lending markets. Commercial loans represented 24.6% of the Corporation's loan portfolio at September 30, 2014, compared to 24.7%, 25.3% and 25.0% at June 30, 2014, December 31, 2013 and September 30, 2013, respectively.
Commercial real estate loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Commercial real estate loans were $1.32 billion at September 30, 2014, an increase of $24.3 million, or 1.9%, from commercial real estate loans of $1.30 billion at June 30, 2014, an increase of $90.0 million, or 7.3%, from commercial real estate loans of $1.23 billion at December 31, 2013 and an increase of $107.0 million, or 8.8%, from commercial real estate loans of $1.22 billion at September 30, 2013. The increases in commercial real estate loans were the result of a combination of increased market share and improving economic conditions in the Corporation's lending markets. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 58%, 39% and 3%, respectively, of the Corporation's commercial real estate loans outstanding at September 30, 2014. Commercial real estate loans represented 26.2% of the Corporation's loan portfolio at September 30, 2014, compared to 26.5% at both June 30, 2014 and December 31, 2013 and 26.9% at September 30, 2013.
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
Real estate construction loans are primarily originated for construction of commercial properties and often convert to a commercial real estate loan at the completion of the construction period. Real estate construction loans were $125.8 million at September 30, 2014, an increase of $24.6 million, or 24.3%, from real estate construction loans of $101.2 million at June 30, 2014, an increase of $36.0 million, or 40.1%, from real estate construction loans of $89.8 million at December 31, 2013 and an increase of $47.4 million, or 60.5%, from real estate construction loans of $78.4 million at September 30, 2013. The increases in real estate construction loans were largely attributable to advances during the third quarter of 2014 totaling $19.4 million on twelve new and existing commercial construction projects and advances during the second quarter of 2014 totaling $11.4 million on four new and existing commercial construction projects, representing a combination of owner and non-owner occupied properties. Real estate construction loans represented 2.5% of the Corporation's loan portfolio at September 30, 2014, compared to 2.1%, 1.9% and 1.7% at June 30, 2014, December 31, 2013 and September 30, 2013, respectively.
Land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. A majority of the Corporation's land development loans consist of loans to develop residential real estate. Land development loans are generally originated with the intention that the loans will be repaid through the sale of finished properties by the developers within twelve months of the completion date. Land development loans were $10.4 million at September 30, 2014, a decrease of $0.5 million, or 4.8%, from land development loans of $11.0 million at

June 30, 2014, a decrease of $9.6 million, or 48%, from land development loans of $20.1 million at December 31, 2013 and a decrease of $13.2 million, or 56%, from land development loans of $23.7 million at September 30, 2013. The decreases in land development loans were largely due to the Corporation receiving payments on loans resulting from the sales of both unimproved land and finished properties by the developers. Land development loans represented 0.2% of the Corporation's loan portfolio at both September 30, 2014 and June 30, 2014, compared to 0.4% at December 31, 2013 and 0.5% at September 30, 2013.
Real estate construction and land development lending involves a higher degree of risk than commercial real estate lending and residential mortgage lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates, the need to obtain a tenant or purchaser of the property if it will not be owner-occupied or the need to sell developed properties. The Corporation generally attempts to mitigate the risks associated with real estate construction and land development lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. At September 30, 2014, $3.2 million, or 31%, of the Corporation's $10.4 million of land development loans were impaired, whereby the Corporation determined it was probable that the full amount of principal and interest would not be collected on these loans in accordance with their original contractual terms.
Consumer Loan Portfolio
The Corporation's consumer loan portfolio is comprised of residential mortgage loans, consumer installment loans and home equity loans and lines of credit.
Residential mortgage loans consist primarily of one- to four-family residential loans with fixed interest rates of fifteen years or less with amortization periods generally from fifteen to thirty years. The Corporation generally sells fixed interest rate residential mortgage loans originated with maturities of fifteen years or more in the secondary market. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance. At September 30, 2014, approximately 70% of the Corporation's residential mortgage loans had an original loan-to-value ratio of 80% or less.
Residential mortgage loans were $984.0 million at September 30, 2014, an increase of $13.7 million, or 1.4%, from residential mortgage loans of $970.4 million at June 30, 2014, an increase of $23.6 million, or 2.5%, from residential mortgage loans of $960.4 million at December 31, 2013 and an increase of $41.3 million, or 4.4%, from residential mortgage loans of $942.8 million at September 30, 2013. Residential mortgage loans had historically involved the least amount of credit risk in the Corporation's loan portfolio, although the risk on these loans has increased over the last several years as the unemployment rate has increased and real estate property values have declined in the State of Michigan. Residential mortgage loans also include loans to consumers for the construction of single family residences that are secured by these properties. Residential mortgage construction loans to consumers were $35.3 million at September 30, 2014, compared to $37.0 million at June 30, 2014, $37.9 million at December 31, 2013 and $34.1 million at September 30, 2013. Residential mortgage loans represented 19.5% of the Corporation's loan portfolio at September 30, 2014, compared to 19.8%, 20.7% and 20.8% at June 30, 2014, December 31, 2013 and September 30, 2013, respectively. The Corporation had residential mortgage loans with maturities beyond five years and that were at fixed interest rates totaling $311 million at September 30, 2014 and June 30, 2014, compared to $320 million and $321 million at December 31, 2013 and September 30, 2013, respectively.
The Corporation's consumer installment loans consist of relatively small loan amounts to consumers to finance personal items (primarily automobiles, recreational vehicles and marine vehicles), including indirect loans purchased from dealerships. Consumer installment loans were $783.4 million at September 30, 2014, an increase of $38.7 million, or 5.2%, from consumer installment loans of $744.8 million at June 30, 2014, an increase of $138.7 million, or 21.5%, from consumer installment loans of $644.8 million at December 31, 2013 and an increase of $161.4 million, or 25.9%, from consumer installment loans of $622.0 million at September 30, 2013. The increase in consumer installment loans during the three and nine months ended September 30, 2014 was largely attributable to Chemical Bank's spring and fall loan programs. At September 30, 2014, collateral securing consumer installment loans was comprised approximately as follows: automobiles - 58%; recreational vehicles - 26%; marine vehicles - 12%; other collateral - 3%; and unsecured - 1%. Consumer installment loans represented 15.5% of the Corporation's loan portfolio at September 30, 2014, compared to 15.2%, 13.9% and 13.8% at June 30, 2014, December 31, 2013 and September 30, 2013, respectively.

The Corporation's home equity loans, including home equity lines of credit, are comprised of loans to consumers who utilize equity in their personal residence, including junior lien mortgages, as collateral to secure the loan or line of credit. Home equity loans were $574.6 million at September 30, 2014, an increase of $13.9 million, or 2.5%, from home equity loans of $560.8 million at June 30, 2014, an increase of $51.0 million, or 9.7%, from home equity loans of $523.6 million at December 31, 2013 and an increase of $62.6 million, or 12.2%, from home equity loans of $512.1 million at September 30, 2013. The increase in home equity loans during the nine months ended September 30, 2014 was also primarily attributable to Chemical Bank's spring and fall loan programs. At September 30, 2014, approximately 59% of the Corporation's home equity loans were first lien mortgages and 41% were junior lien mortgages. Home equity loans represented 11.4% of the Corporation's loan portfolio at September 30, 2014 and June 30, 2014, compared to 11.3% at December 31, 2013 and September 30, 2013. Home equity lines of credit comprised 32% of the Corporation's home equity loans at September 30, 2014, compared to 33% at June 30, 2014 and 35% at December 31, 2013 and September 30, 2013. The majority of the Corporation's home equity lines of credit are comprised of loans with payments of interest only and original maturities of up to ten years.
Consumer installment and home equity loans generally have shorter terms than residential mortgage loans, but generally involve more credit risk than residential mortgage lending because of the type and nature of the collateral. The Corporation experienced decreases in losses on consumer installment and home equity loans, with net loan losses totaling 29 basis points (annualized) of average consumer installment and home equity loans during the first nine months of 2014, compared to 43 basis points of average consumer installment and home equity loans in 2013. Consumer installment and home equity loans are spread across many individual borrowers, which minimizes the risk per loan transaction. The Corporation originates consumer installment and home equity loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer installment and home equity lending collections are dependent on the borrowers' continuing financial stability and are more likely to be affected by adverse personal situations. Collateral values on properties securing consumer installment and home equity loans are negatively impacted by many factors, including the physical condition of the collateral and property values, although losses on consumer installment and home equity loans are often more significantly impacted by the unemployment rate and other economic conditions. The unemployment rate in the State of Michigan was 7.2% at September 30, 2014 compared to 7.5%, 8.4% and 8.8% at June 30, 2014, December 31, 2013 and September 30, 2013, respectively, and higher than the national average of 5.9% at September 30, 2014.
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
Nonperforming assets were $81.1 million at September 30, 2014, a decrease of $3.0 million, or 3.6%, from $84.1 million at June 30, 2014, a decrease of $10.7 million, or 11.6%, from $91.8 million at December 31, 2013 and a decrease of $6.8 million, or 7.7%, from $87.9 million at September 30, 2013. Nonperforming assets represented 1.23%, 1.35%, 1.48%, and 1.40% of total assets at September 30, 2014, June 30, 2014, December 31, 2013 and September 30, 2013, respectively. The decreases in nonperforming assets during the three- and twelve-month periods ended September 30, 2014 are a sign of continued improvement in the overall credit quality of the Corporation's loan portfolio and the continued improvement in the economic climate in Michigan. The Corporation's nonperforming assets are not concentrated in any one industry or any one geographical area within Michigan. At September 30, 2014, there were only two commercial loan relationships exceeding $2.5 million, totaling $11.5 million, which were in nonperforming status. While the economic climate in Michigan continues to improve, based on declines in both residential and commercial real estate appraised values due to the weakness in the Michigan economy over the past several years, management continues to evaluate and, when appropriate, obtain new appraisals or discount appraised values of existing appraisals to compute net realizable values of nonperforming real estate secured loans and other real estate properties.

The following schedule provides a summary of nonperforming assets:

	September 30, 2014	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Nonaccrual loans:
Commercial	$18,213	$18,773	$18,374
Commercial real estate	23,858	25,361	28,598
Real estate construction	162	160	371
Land development	1,467	2,184	2,309
Residential mortgage	6,693	6,325	8,921
Consumer installment	527	536	676
Home equity	2,116	2,296	2,648
Total nonaccrual loans	53,036	55,635	61,897
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	16	15	536
Commercial real estate	87	69	190
Residential mortgage	380	376	537
Home equity	1,779	1,075	734
Total accruing loans contractually past due 90 days or more as to interest or principal payments	2,262	1,535	1,997
Nonperforming TDRs:
Commercial loan portfolio	11,797	11,049	13,414
Consumer loan portfolio	3,647	5,516	4,676
Total nonperforming TDRs	15,444	16,565	18,090
Total nonperforming loans	70,742	73,735	81,984
Other real estate and repossessed assets(1)	10,354	10,392	9,776
Total nonperforming assets	$81,096	$84,127	$91,760
Nonperforming loans as a percent of total loans	1.40%	1.51%	1.76%
Nonperforming assets as a percent of total assets	1.23%	1.35%	1.48%

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held-for-sale.
The Corporation's nonaccrual loans that meet the definition of a TDR (nonaccrual TDR) totaled $40.5 million at September 30, 2014, compared to $43.7 million at June 30, 2014 and $37.3 million at December 31, 2013. These loans have been modified by providing the borrower a financial concession that is intended to improve the Corporation's probability of collection of the amounts due.
The following schedule summarizes changes in nonaccrual loans during the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$55,635	$56,024	$61,897	$71,298
Additions during period	7,794	11,846	22,095	27,974
Principal balances charged off	(3,129)	(3,726)	(8,832)	(12,906)
Transfers to other real estate/repossessed assets	(2,964)	(1,328)	(6,340)	(3,701)
Returned to accrual status	(1,180)	(3,750)	(6,914)	(11,844)
Payments received	(3,120)	(3,780)	(8,870)	(15,535)
Balance at end of period	$53,036	$55,286	$53,036	$55,286

Nonperforming Loans
The following schedule provides the composition of nonperforming loans, by major loan category, as of September 30, 2014, June 30, 2014, and December 31, 2013.

	September 30, 2014		June 30, 2014		December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	$22,495	31.8%	$23,205	31.5%	$22,617	27.6%
Commercial real estate	31,426	44.4	32,012	43.4	36,082	44.0
Real estate construction	162	0.2	160	0.2	371	0.5
Land development	1,517	2.2	2,234	3.0	4,722	5.7
Subtotal-commercial loan portfolio	55,600	78.6	57,611	78.1	63,792	77.8
Consumer loan portfolio:
Residential mortgage	10,720	15.2	12,217	16.6	14,134	17.3
Consumer installment	527	0.7	536	0.7	676	0.8
Home equity	3,895	5.5	3,371	4.6	3,382	4.1
Subtotal-consumer loan portfolio	15,142	21.4	16,124	21.9	18,192	22.2
Total nonperforming loans	$70,742	100.0%	$73,735	100.0%	$81,984	100.0%
Total nonperforming loans were $70.7 million at September 30, 2014, a decrease of $3.0 million, or 4.1%, compared to $73.7 million at June 30, 2014, and a decrease of $11.2 million, or 13.7%, compared to $82.0 million at December 31, 2013. The Corporation's nonperforming loans in the commercial loan portfolio were $55.6 million at September 30, 2014, a decrease of $2.0 million, or 3.5%, from $57.6 million at June 30, 2014 and a decrease of $8.2 million, or 12.8%, from $63.8 million at December 31, 2013. The decreases in nonperforming loans in the commercial loan portfolio were attributable to a combination of improving economic conditions and net loan charge-offs. Nonperforming loans in the commercial loan portfolio comprised 79% of total nonperforming loans at September 30, 2014, compared to 78% at both June 30, 2014 and December 31, 2013. The Corporation's nonperforming loans in the consumer loan portfolio were $15.1 million at September 30, 2014, a decrease of $1.0 million, or 6.1%, from $16.1 million at June 30, 2014 and a decrease of $3.1 million, or 16.8%, from $18.2 million at December 31, 2013. The decreases in nonperforming loans in the consumer loan portfolio were primarily attributable to net loan charge-offs.
Nonperforming Loans — Commercial Loan Portfolio
Nonperforming commercial loans were $22.5 million at September 30, 2014, a decrease of $0.7 million, or 3.1%, from $23.2 million at June 30, 2014 and a decrease of $0.1 million, or 0.5%, from $22.6 million at December 31, 2013. Nonperforming commercial loans comprised 1.8% of total commercial loans at September 30, 2014, compared to 1.9% at June 30, 2014 and December 31, 2013. At September 30, 2014, approximately 40% of the Corporation's nonperforming commercial loans were secured by income-producing farmland, with the largest concentration of these nonperforming commercial loans to one customer relationship totaling $5.8 million that was secured by income-producing farmland and other assets. At September 30, 2014, the loans in this relationship were believed to be adequately secured and the Corporation did not require a specific impairment reserve on them at that date.
Nonperforming commercial real estate loans were $31.4 million at September 30, 2014, a decrease of $0.6 million, or 1.8%, from $32.0 million at June 30, 2014 and a decrease of $4.7 million, or 12.9%, from $36.1 million at December 31, 2013. Nonperforming commercial real estate loans comprised 2.4% of total commercial real estate loans at September 30, 2014, compared to 2.5% and 2.9% at June 30, 2014 and December 31, 2013, respectively. Nonperforming commercial real estate loans secured by owner occupied real estate, non-owner occupied real estate and vacant land totaled $17.6 million, $6.3 million and $7.5 million, respectively, at September 30, 2014, and comprised 2.5%, 1.4% and 20.8%, respectively, of total owner occupied real estate, non-owner occupied real estate and vacant land loans included in the Corporation's originated commercial real estate loans at September 30, 2014. At September 30, 2014, the Corporation's nonperforming commercial real estate loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation's market areas. The largest concentration of nonperforming commercial real estate loans at September 30, 2014 was one customer relationship totaling $5.6 million that was primarily secured by vacant land. This same customer relationship had nonperforming land development loans of $0.1 million and nonperforming residential mortgage loans of $0.4 million. At September 30, 2014, the loans in this relationship were believed to be adequately secured and the Corporation did not require a specific impairment reserve on them at that date.

Nonperforming real estate construction loans were $0.2 million at both September 30, 2014 and June 30, 2014, compared $0.4 million at December 31, 2013. Nonperforming real estate construction loans comprised 0.1% of total real estate construction loans at September 30, 2014, compared to 0.2% and 0.4% at June 30, 2014 and December 31, 2013, respectively.
Nonperforming land development loans were $1.5 million at September 30, 2014, a decrease of $0.7 million, or 32%, from $2.2 million at June 30, 2014 and a decrease of $3.2 million, or 68%, from $4.7 million at December 31, 2013. Nonperforming land development loans comprised 14.5% of total land development loans at September 30, 2014, compared to 20.4% and 23.5% at June 30, 2014 and December 31, 2013, respectively. The decreases in land development loans during the three- and nine-month periods ended September 30, 2014 were primarily attributable to the Corporation receiving payments on these loans. At September 30, 2014, nonperforming land development loans were secured primarily by residential real estate improved lots and housing units.
At September 30, 2014, the Corporation had nonperforming loans in the commercial loan portfolio of $3.8 million that were secured by real estate and were in various stages of foreclosure, compared to $4.6 million at June 30, 2014 and $5.0 million at December 31, 2013.
The following schedule presents information related to stratification of nonperforming loans in the commercial loan portfolio by dollar amount at September 30, 2014, June 30, 2014 and December 31, 2013.

	September 30, 2014		June 30, 2014		December 31, 2013
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
$5,000,000 or more	2	$11,469	2	$11,987	2	$12,267
$2,500,000 – $4,999,999	—	—	—	—	—	—
$1,000,000 – $2,499,999	5	7,854	6	9,291	6	9,858
$500,000 – $999,999	26	18,028	25	18,087	27	19,813
$250,000 – $499,999	21	6,866	17	5,874	25	8,318
Under $250,000	157	11,383	165	12,372	181	13,536
Total	211	$55,600	215	$57,611	241	$63,792
Nonperforming Loans — Consumer Loan Portfolio
Nonperforming residential mortgage loans were $10.7 million at September 30, 2014, a decrease of $1.5 million, or 12.3%, from $12.2 million at June 30, 2014 and a decrease of $3.4 million, or 24.2%, from $14.1 million at December 31, 2013. Nonperforming residential mortgage loans comprised 1.1% of total residential mortgage loans at September 30, 2014, compared to 1.3% and 1.5% of total residential mortgage loans at June 30, 2014 and December 31, 2013, respectively. At September 30, 2014, a total of $1.9 million of nonperforming residential mortgage loans were in various stages of foreclosure, compared to $3.6 million at June 30, 2014 and $4.0 million at December 31, 2013.
Nonperforming consumer installment loans were $0.5 million at both September 30, 2014 and June 30, 2014, compared to $0.7 million at December 31, 2013. Nonperforming consumer installment loans comprised 0.1% of total consumer installment loans at September 30, 2014, December 31, 2013 and June 30, 2014.
Nonperforming home equity loans were $3.9 million at September 30, 2014, an increase of $0.5 million, or 15%, from $3.4 million at both June 30, 2014 and December 31, 2013. Nonperforming home equity loans comprised 0.7% of total home equity loans at September 30, 2014, compared to 0.6% at both June 30, 2014 and December 31, 2013.
Troubled Debt Restructurings (TDRs)
The generally unfavorable economic climate in Michigan in recent years has resulted in a large number of both business and consumer customers experiencing cash flow difficulties and thus the inability to maintain their loan balances in a performing status. The Corporation determined that it was probable that certain customers who were past due on their loans, if provided a modification of their loans by reducing their monthly payments, would be able to bring their loan relationships to a performing status. The Corporation believes loan modifications will potentially result in a lower level of loan losses and loan collection costs than if the Corporation proceeded immediately through the foreclosure process with these borrowers. The loan modifications involve granting concessions to borrowers who are experiencing financial difficulty and, therefore, these loans meet the criteria to be considered TDRs.

The Corporation's performing and nonperforming TDRs continue to accrue interest at the loan's original interest rate as the Corporation expects to collect the remaining principal balance on the loan. A TDR is reported as a nonperforming loan (nonperforming TDR) until a six-month payment history of principal and interest payments is sustained in accordance with the loan modification, at which time the Corporation moves the loan to a performing status (performing TDR). If a performing TDR becomes contractually past due more than 30 days, it is transferred to a nonperforming status. Accordingly, all of the Corporation's performing TDRs at September 30, 2014 were current or less than 30 days past due. The Corporation's nonaccrual loans that meet the definition of a TDR do not accrue interest as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans.
The following summarizes the Corporation's TDRs at September 30, 2014, June 30, 2014 and December 31, 2013:

	Performing TDRs	Nonperforming TDRs			Nonaccrual TDRs	Total
		Current	Past Due 31-90 Days	Subtotal
	(In thousands)
September 30, 2014
Commercial loan portfolio	$28,606	$10,352	$1,445	$11,797	$36,549	$76,952
Consumer loan portfolio	15,982	2,887	760	3,647	3,996	23,625
Total TDRs	$44,588	$13,239	$2,205	$15,444	$40,545	$100,577
June 30, 2014
Commercial loan portfolio	$29,296	$10,005	$1,044	$11,049	$40,351	$80,696
Consumer loan portfolio	14,837	4,156	1,360	5,516	3,334	23,687
Total TDRs	$44,133	$14,161	$2,404	$16,565	$43,685	$104,383
December 31, 2013
Commercial loan portfolio	$26,839	$10,860	$2,554	$13,414	$31,961	$72,214
Consumer loan portfolio	12,732	3,797	879	4,676	5,321	22,729
Total TDRs	$39,571	$14,657	$3,433	$18,090	$37,282	$94,943
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
Due to the borrowers' sustained repayment histories, the Corporation had performing TDRs in the commercial loan portfolio of $28.6 million, $29.3 million and $26.8 million at September 30, 2014, June 30, 2014 and December 31, 2013, respectively. The Corporation also had nonperforming TDRs in the commercial loan portfolio of $11.8 million, $11.0 million and $13.4 million at September 30, 2014, June 30, 2014 and December 31, 2013, respectively. The Corporation's nonperforming TDRs in the commercial loan portfolio are categorized as a risk grade 7 (substandard - accrual) under the Corporation's risk rating system, which is further described in Note 4 to the consolidated financial statements. The weighted average contractual interest rate of the Corporation's performing and nonperforming TDRs in the commercial loan portfolio was 5.49% at September 30, 2014, compared to 5.46% at June 30, 2014 and 5.61% at December 31, 2013. At September 30, 2014, the Corporation had $36.5 million of nonaccrual TDRs in the commercial loan portfolio, compared to $40.4 million and $32.0 million, at June 30, 2014 and December 31, 2013, respectively.

A summary of changes in the Corporation's performing and nonperforming TDRs in the commercial loan portfolio for the three and nine months ended September 30, 2014 follows:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
	(In thousands)
Balance at beginning of period	$29,296	$11,049	$40,345	$26,839	$13,414	$40,253
Additions for modifications	—	564	564	—	3,811	3,811
Transfers to performing TDR status	307	(307)	—	4,866	(4,866)	—
Transfers to nonperforming TDR status	(790)	790	—	(984)	984	—
Transfers from nonaccrual status	466	—	466	2,014	905	2,919
Transfers to nonaccrual status	—	(181)	(181)	(1,072)	(1,633)	(2,705)
Principal payments and pay-offs	(673)	(118)	(791)	(3,057)	(818)	(3,875)
Balance at end of period	$28,606	$11,797	$40,403	$28,606	$11,797	$40,403
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
The Corporation had performing TDRs in the consumer loan portfolio of $16.0 million, $14.8 million and $12.7 million at September 30, 2014, June 30, 2014 and December 31, 2013, respectively. The Corporation also had nonperforming TDRs in the consumer loan portfolio of $3.6 million, $5.5 million and $4.7 million at September 30, 2014, June 30, 2014 and December 31, 2013, respectively. The weighted average contractual interest rate on the Corporation's performing and nonperforming TDRs in the consumer loan portfolio was 4.72% at September 30, 2014, compared to 4.66% at June 30, 2014 and 4.55% at December 31, 2013. At September 30, 2014, the Corporation had $4.0 million of nonaccrual TDRs in the consumer loan portfolio, compared to $3.3 million and $5.3 million, at June 30, 2014 and December 31, 2013, respectively.
The Corporation's cumulative redefault rate as of September 30, 2014 on its performing and nonperforming TDRs, which represents the percentage of these TDRs that transferred to nonaccrual status since the Corporation began such modifications in 2009, was 24% for performing and nonperforming TDRs in the commercial loan portfolio and 21% for performing and nonperforming TDRs in the consumer loan portfolio. The Corporation's cumulative redefault rate does not include loans that have been modified while in nonaccrual status that remain in nonaccrual status as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans.
Other Real Estate and Repossessed Assets
Other real estate and repossessed assets are components of nonperforming assets. These include other real estate (ORE), comprised of residential and commercial real estate and land development properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and repossessed assets, comprised of other personal and commercial assets. ORE totaled $10.2 million at September 30, 2014, an increase of $0.1 million, or 0.6%, from $10.1 million at June 30, 2014 and an increase of $0.7 million, or 7.1%, from $9.5 million at December 31, 2013. Repossessed assets totaled $0.2 million at September 30, 2014, compared to $0.3 million at both June 30, 2014 and December 31, 2013.
The following schedule provides the composition of ORE at September 30, 2014, June 30, 2014 and December 31, 2013:

	September 30, 2014	June 30, 2014	December 31, 2013
	(In thousands)
Composition of ORE:
Vacant land	$2,912	$2,379	$2,827
Commercial real estate properties	4,436	5,229	4,678
Residential real estate properties	2,842	2,518	2,013
Total ORE	$10,190	$10,126	$9,518

The following schedule summarizes ORE activity during the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$10,126	$13,314	$9,518	$18,057
Additions	2,758	840	6,154	2,866
Write-downs to fair value	(75)	(129)	(330)	(977)
Dispositions	(2,619)	(2,351)	(5,152)	(8,272)
Balance at end of period	$10,190	$11,674	$10,190	$11,674
The Corporation's ORE is carried at the lower of cost or fair value less estimated cost to sell. The historically large inventory of real estate properties for sale across the State of Michigan has resulted in an increase in the Corporation's carrying time and cost of holding ORE. Consequently, the Corporation had $6.0 million in ORE at September 30, 2014 that had been held in excess of one year, of which $3.1 million had been held in excess of three years. Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and the Corporation had $5.7 million of nonperforming loans that were in the process of foreclosure at September 30, 2014, it is anticipated that the level of the Corporation's ORE will remain at historically elevated levels.
All of the Corporation's ORE properties have been written down to fair value through a charge-off against the allowance for loan losses at the time the loan was transferred to ORE or through a subsequent write-down, recorded as an operating expense, to recognize a further market value decline of the property after the initial transfer date. Accordingly, at September 30, 2014, the carrying value of ORE of $10.2 million was reflective of $18.3 million in charge-offs or write-downs and represented 36% of the contractual loan balance remaining at the time these loans were classified as nonperforming.
During the nine months ended September 30, 2014, the Corporation sold 123 ORE properties for net proceeds of $6.9 million. On an average basis, the net proceeds from these sales represented 135% of the carrying value of the property at the time of sale, with the net proceeds representing 56% of the remaining contractual loan balance at the time these loans were classified as nonperforming.
Nonperforming assets at September 30, 2014, June 30, 2014 and December 31, 2013 did not include impaired acquired loans totaling $10.2 million, $10.4 million and $9.8 million, respectively, even though these loans were not performing in accordance with their original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools. Acquired loans not performing in accordance with the loan's original contractual terms are included in the Corporation's impaired loan schedule in Note 4 to the consolidated financial statements.
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
Impaired loans include nonaccrual loans (including nonaccrual TDRs), performing and nonperforming TDRs and acquired loans that were not performing in accordance with their original contractual terms. Impaired loans totaled $123.3 million at September 30, 2014, a decrease of $3.5 million compared to $126.8 million at June 30, 2014 and a decrease of $6.0 million compared to $129.3 million at December 31, 2013.

A summary of impaired loans at September 30, 2014, June 30, 2014 and December 31, 2013 follows:

	September 30, 2014	June 30, 2014	December 31, 2013
	(In thousands)
Impaired loans - commercial loan portfolio:
Originated commercial loan portfolio:
Nonaccrual loans	$43,700	$46,478	$49,652
Nonperforming TDRs	11,797	11,049	13,414
Performing TDRs	28,606	29,296	26,839
Subtotal	84,103	86,823	89,905
Acquired commercial loan portfolio	10,229	10,447	9,787
Total impaired loans - commercial loan portfolio	94,332	97,270	99,692
Impaired loans - consumer loan portfolio:
Nonaccrual loans	9,336	9,157	12,245
Nonperforming TDRs	3,647	5,516	4,676
Performing TDRs	15,982	14,837	12,732
Total impaired loans - consumer loan portfolio	28,965	29,510	29,653
Total impaired loans	$123,297	$126,780	$129,345
The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance at September 30, 2014, June 30, 2014 and December 31, 2013 and partial loan charge-offs (confirmed losses) taken on these impaired loans:

	Amount	Valuation Allowance	Confirmed Losses	Cumulative Inherent Loss Percentage
	(Dollars in thousands)
September 30, 2014
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$3,767	$1,052	$—	28%
With valuation allowance and charge-offs	1,265	123	458	34
With charge-offs and no valuation allowance	21,005	—	17,712	46
Without valuation allowance or charge-offs	58,066	—	—	—
Total	84,103	$1,175	$18,170	19%
Impaired acquired loans	10,229
Total impaired loans to commercial borrowers	$94,332
June 30, 2014
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$5,385	$1,153	$—	21%
With valuation allowance and charge-offs	1,889	187	1,589	51
With charge-offs and no valuation allowance	22,515	—	16,654	43
Without valuation allowance or charge-offs	57,034	—	—	—
Total	86,823	$1,340	$18,243	19%
Impaired acquired loans	10,447
Total impaired loans to commercial borrowers	$97,270
December 31, 2013
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$4,534	$1,020	$—	22%
With valuation allowance and charge-offs	559	61	528	54
With charge-offs and no valuation allowance	23,759	—	19,643	45
Without valuation allowance or charge-offs	61,053	—	—	—
Total	89,905	$1,081	$20,171	19%
Impaired acquired loans	9,787
Total impaired loans to commercial borrowers	$99,692

After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that impaired loans of the commercial loan portfolio totaling $5.0 million at September 30, 2014 required a specific allocation of the allowance for loan losses (valuation allowance) of $1.2 million, compared to $7.3 million of impaired loans in the commercial loan portfolio with a valuation allowance of $1.3 million at June 30, 2014 and $5.1 million of impaired loans in the commercial loan portfolio with a valuation allowance of $1.1 million at December 31, 2013. Confirmed losses represent partial loan charge-offs on impaired loans due primarily to the receipt of a recent third-party property appraisal indicating the value of the collateral securing the loan was below the loan balance and management determined that full collection of the loan balance is not likely. The Corporation's performing and nonperforming TDRs in the commercial loan portfolio did not require a valuation allowance as the Corporation expected to collect the full principal and interest owed on each of these loans in accordance with their modified terms.
The Corporation generally does not recognize a valuation allowance for impaired loans in the consumer loan portfolio as these loans are comprised of smaller-balance homogeneous loans that are collectively evaluated for impairment. However, the Corporation had a valuation allowance attributable to TDRs in the consumer loan portfolio of $0.3 million at September 30, 2014, compared to $0.4 million at June 30, 2014 and $0.5 million at December 31, 2013, related to the reduction in the present value of expected future cash flows for these loans discounted at their original effective interest rates.
Impaired loans included acquired loans totaling $10.2 million, $10.4 million and $9.8 million at September 30, 2014, June 30, 2014 and December 31, 2013, respectively, that were not performing in accordance with the original contractual terms of the loans. These loans did not require a valuation allowance as they are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools. These loans are not included in the Corporation's nonperforming loans.
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
The following schedule summarizes information related to the Corporation's allowance for loan losses:

	September 30, 2014	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Allowance for loan losses:
Originated loans	$76,506	$77,293	$78,572
Acquired loans	500	500	500
Total	$77,006	$77,793	$79,072
Nonperforming loans	$70,742	$73,735	$81,984
Allowance for originated loans as a percent of:
Total originated loans	1.60%	1.67%	1.81%
Nonperforming loans	108%	105%	96%
Nonperforming loans, less impaired originated loans for which the expected loss has been charged-off	154%	151%	135%

The following schedule summarizes activity related to the Corporation's allowance for loan losses:

	Three Months Ended			Nine Months Ended
	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2014	September 30, 2013
	(Dollars in thousands)
Allowance for loan losses - beginning of period	$77,793	$78,473	$81,532	$79,072	$84,491
Provision for loan losses	1,500	1,500	2,000	4,600	9,000
Loan charge-offs:
Commercial	(897)	(793)	(1,071)	(2,222)	(3,033)
Commercial real estate	(712)	(1,007)	(1,584)	(2,242)	(5,779)
Real estate construction	(13)	—	(37)	(113)	—
Land development	(111)	(14)	(214)	(179)	(562)
Residential mortgage	(513)	(566)	(591)	(1,872)	(2,287)
Consumer installment	(990)	(924)	(1,175)	(3,040)	(2,818)
Home equity	(386)	(71)	(1,209)	(801)	(786)
Total loan charge-offs	(3,622)	(3,375)	(5,881)	(10,469)	(15,265)
Recoveries of loans previously charged off:
Commercial	362	224	623	885	1,160
Commercial real estate	300	224	351	806	735
Real estate construction	—	—	—	—	—
Land development	127	141	7	464	16
Residential mortgage	209	225	64	523	282
Consumer installment	301	312	339	938	1,011
Home equity	36	69	37	187	102
Total loan recoveries	1,335	1,195	1,421	3,803	3,306
Net loan charge-offs	(2,287)	(2,180)	(4,460)	(6,666)	(11,959)
Allowance for loan losses - end of period	$77,006	$77,793	$79,072	$77,006	$81,532
Net loan charge-offs as a percent of average loans (annualized)	0.18%	0.18%	0.39%	0.18%	0.37%
The allowance of the acquired loan portfolio was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair values at the date of acquisition, with the estimated fair values including a component for expected credit losses. Acquired loans are subsequently evaluated for further credit deterioration in loan pools, which consist of loans with similar credit risk characteristics. If an acquired loan pool experiences a decrease in expected cash flows, as compared to those expected at the acquisition date, a portion of the allowance is allocated to acquired loans. At September 30, 2014, the allowance for loan losses on the acquired loan portfolio was $0.5 million and was related to two consumer loan pools performing slightly below original expectations. As part of its ongoing assessment of the acquired loan portfolio, management has determined that the overall credit quality of the acquired loan portfolio has improved, which has resulted in improvement in expected cash flows of loan pools in the acquired commercial loan portfolio. Accordingly, management reclassified $10.0 million during the first quarter of 2014 from the nonaccretable difference to the accretable yield for these acquired commercial loan pools, which will increase amounts recognized into interest income over the estimated remaining lives of these loan pools.

Deposits
Total deposits were $5.43 billion at September 30, 2014, an increase of $339.0 million, or 6.7%, from total deposits of $5.09 billion at June 30, 2014, an increase of $309.5 million, or 6.0%, from total deposits of $5.12 billion at December 31, 2013 and an increase of $240.6 million, or 4.6%, from total deposits of $5.19 billion at September 30, 2013. The increase in total deposits during the third quarter of 2014 was largely attributable to a seasonal increase in municipal deposit accounts. The increase in total deposits for the twelve-month period ended September 30, 2014 was partially attributable to organic deposit growth and partially attributable to the Corporation converting approximately $40 million of securities sold under agreements to repurchase with business customers, which are classified as short-term borrowings, into interest-bearing checking deposit accounts. The organic deposit growth included increases in interest- and noninterest-bearing demand deposit and savings accounts that were partially offset by a decline in certificate of deposit accounts. Interest- and noninterest-bearing demand deposit and savings accounts were $4.19 billion at September 30, 2014, compared to $3.84 billion at September 30, 2013. In comparison, certificate of deposit accounts were $1.24 billion at September 30, 2014, compared to $1.35 billion at September 30, 2013.
It is the Corporation's strategy to develop customer relationships that will drive core deposit growth and stability. The Corporation's competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation's markets during the twelve months ended September 30, 2014, the Corporation's efforts to expand its deposit relationships with existing customers, the Corporation's financial strength and a general trend in customers holding more liquid assets have resulted in the Corporation continuing to experience increases in customer deposits.
At September 30, 2014, the Corporation's time deposits, which consist of certificates of deposit, totaled $1.24 billion, of which $356 million have stated maturities during the remainder of 2014. The Corporation expects the majority of these maturing time deposits to be renewed by customers. The following schedule summarizes the scheduled maturities of the Corporation's time deposits as of September 30, 2014:

Maturity Schedule	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
2014 fourth quarter maturities	$356,361	0.58%
2015 maturities	575,223	0.96
2016 maturities	127,883	1.10
2017 maturities	77,881	1.23
2018 maturities	56,714	1.19
2019 maturities and beyond	45,971	1.52
Total time deposits	$1,240,033	0.91%
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
Federal funds purchased represent unsecured borrowings from nonaffiliated third-party financial institutions, generally on an overnight basis, to cover short-term liquidity needs. The Corporation had no federal funds purchased at September 30, 2014. At June 30, 2014, the Corporation had federal funds purchased of $12.0 million.
Short-term borrowings were $323.1 million, $305.4 million, $327.4 million and $357.6 million at September 30, 2014, June 30, 2014, December 31, 2013 and September 30, 2013, respectively. Short-term borrowings, which are highly interest rate sensitive, decreased $4.3 million, or 1.3%, during the nine months ended September 30, 2014 and decreased $34.5 million, or 9.7%, during the twelve months ended September 30, 2014. The decrease in short-term borrowings during the twelve-month period ended September 30, 2014 was largely attributable to the Corporation converting approximately $40 million of securities sold under agreements to repurchase with business customers into interest-bearing checking deposit accounts.

FHLB advances are borrowings from the Federal Home Loan Bank of Indianapolis that are secured by both a blanket security agreement of residential mortgage first lien loans with an aggregate book value equal to at least 145% of the advances and FHLB capital stock owned by Chemical Bank. The carrying value of residential mortgage first lien loans eligible as collateral under the blanket security agreement was $919 million at September 30, 2014. During the first quarter of 2013, the Corporation prepaid all of its FHLB advances outstanding totaling $34.3 million, resulting in a prepayment fee expense of $0.8 million. There were no FHLB advances outstanding at September 30, 2014, June 30, 2014, December 31, 2013 or September 30, 2013.
Credit-Related Commitments
The Corporation has credit-related commitments that may impact its liquidity. The following schedule summarizes the Corporation's credit-related commitments and expected expiration dates by period as of September 30, 2014. Because many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future liquidity requirements of the Corporation.

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit:
Commercial loans	$506,001	$115,193	$34,722	$59,524	$715,440
Home equity lines of credit	26,770	36,332	73,152	12,994	149,248
Unsecured consumer loans	10,259	2,510	6,019	985	19,773
Residential mortgage construction loans	34,183	—	—	—	34,183
Total unused commitments to extend credit	577,213	154,035	113,893	73,503	918,644
Undisbursed loan commitments	181,130	—	—	—	181,130
Standby letters of credit	33,525	2,867	353	—	36,745
Total credit-related commitments	$791,868	$156,902	$114,246	$73,503	$1,136,519
Undisbursed loan commitments at September 30, 2014 included $19 million of residential mortgage loans that were expected to be sold in the secondary market.
Capital
Total shareholders' equity was $801.6 million at September 30, 2014, compared to $793.5 million at June 30, 2014, $696.5 million at December 31, 2013 and $673.3 million at September 30, 2013. Total shareholders' equity as a percentage of total assets was 12.2% at September 30, 2014, compared to 12.7% at June 30, 2014, 11.3% at December 31, 2013 and 10.8% at September 30, 2013. The Corporation's tangible equity, which is defined as total shareholders' equity less goodwill and other acquired intangible assets, totaled $677.5 million, $668.9 million, $571.0 million and $547.0 million at September 30, 2014, June 30, 2014, December 31, 2013 and September 30, 2013, respectively. The Corporation's tangible equity to assets ratio was 10.5% at September 30, 2014 compared to 11.0% at June 30, 2014, 9.4% at December 31, 2013 and 8.9% at September 30, 2013.
During June 2014, the Corporation issued and sold 2,875,000 shares of common stock at a public offering price of $28.00 per share. The net proceeds from the issuance and sale of the common stock, after deducting the underwriting discount and issuance-related expenses, totaled $76.2 million. During September 2013, the Corporation issued and sold 2,213,750 shares of common stock at a public offering price of $26.00 per share. The net proceeds from the issuance and sale of the common stock, after deducting the underwriting discount and issuance-related expenses, totaled $53.9 million.
The Corporation and Chemical Bank both continue to maintain strong capital positions, which significantly exceeded the minimum levels prescribed by the Board of Governors of the Federal Reserve System (Reserve Board) at September 30, 2014, as shown in the following schedule:

	Leverage	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Actual Capital Ratios:
Chemical Financial Corporation	11.1%	13.8%	15.0%
Chemical Bank	8.8	10.9	12.2
Minimum required for capital adequacy purposes	4.0	4.0	8.0
Minimum required for “well-capitalized” capital adequacy purposes	5.0	6.0	10.0

Shelf Registration
The Corporation filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) on June 12, 2014, which became immediately effective, for an indeterminate amount of securities. The automatic shelf registration statement, which replaced a previously filed universal shelf registration statement for up to $100 million in securities, provides the Corporation with the ability to raise capital, subject to SEC rules and limitations, if the board of directors of the Corporation decides to do so.
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
Net interest income (FTE) was $54.6 million in the third quarter of 2014, compared to $50.6 million in the third quarter of 2013 and $52.9 million in the second quarter of 2014. The presentation of net interest income on an FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $1.5 million, $1.3 million and $1.4 million for each of the three-month periods ended September 30, 2014, September 30, 2013 and June 30, 2014, respectively. These adjustments were computed using a 35% federal income tax rate.

Average Balances, Fully Tax Equivalent (FTE) Interest and Effective Yields and Rates*
The following schedule presents the average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on an FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the three months ended September 30, 2014, September 30, 2013, and June 30, 2014.

	Three Months Ended
	September 30, 2014			September 30, 2013			June 30, 2014
	Average Balance	Interest (FTE)	Effective Yield/ Rate*	Average Balance	Interest (FTE)	Effective Yield/ Rate*	Average Balance	Interest (FTE)	Effective Yield/ Rate*
ASSETS	(Dollars in Thousands)
Interest-Earning Assets:
Loans**	$4,970,635	$52,900	4.23%	$4,432,538	$49,525	4.44%	$4,830,341	$51,284	4.26%
Taxable investment securities	616,191	2,194	1.42	759,431	2,714	1.43	651,685	2,248	1.38
Tax-exempt investment securities	300,975	2,827	3.76	242,664	2,423	3.99	253,468	2,576	4.07
Other interest-earning assets	25,572	160	2.48	25,572	150	2.33	25,572	411	6.45
Interest-bearing deposits with the FRB	133,618	94	0.28	161,337	110	0.27	146,483	99	0.27
Total interest-earning assets	6,046,991	58,175	3.82	5,621,542	54,922	3.88	5,907,549	56,618	3.84
Less: Allowance for loan losses	77,536			82,714			78,626
Other Assets:
Cash and cash due from banks	133,465			130,598			116,390
Premises and equipment	74,738			73,874			74,353
Interest receivable and other assets	234,802			223,688			233,908
Total Assets	$6,412,460			$5,966,988			$6,253,574
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,206,075	$308	0.10%	$1,094,526	$262	0.09%	$1,149,063	$273	0.10%
Savings deposits	1,441,114	327	0.09	1,355,289	304	0.09	1,416,961	315	0.09
Time deposits	1,264,477	2,834	0.89	1,367,792	3,594	1.04	1,336,551	3,038	0.91
Short-term borrowings	325,960	92	0.11	350,308	124	0.14	347,583	94	0.11
FHLB advances	—	—	—	—	—	—	—	—	—
Total interest-bearing liabilities	4,237,626	3,561	0.33	4,167,915	4,284	0.41	4,250,158	3,720	0.35
Noninterest-bearing deposits	1,337,651	—	—	1,142,663	—	—	1,249,006	—	—
Total deposits and borrowed funds	5,575,277	3,561	0.25	5,310,578	4,284	0.32	5,499,164	3,720	0.27
Interest payable and other liabilities	42,472			35,499			40,055
Shareholders’ equity	794,711			620,911			714,355
Total Liabilities and Shareholders’ Equity	$6,412,460			$5,966,988			$6,253,574
Net Interest Spread (average yield earned minus average rate paid)			3.49%			3.47%			3.49%
Net Interest Income (FTE)		$54,614			$50,638			$52,898
Net Interest Margin (Net Interest Income (FTE) divided by total average interest-earning assets)			3.59%			3.58%			3.59%

* Fully taxable equivalent (FTE) basis using a federal income tax rate of 35%.
** Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

The following schedule presents the average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on an FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended
	September 30, 2014			September 30, 2013
	Average Balance	Interest (FTE)	Effective Yield/ Rate*	Average Balance	Interest (FTE)	Effective Yield/ Rate*
ASSETS	(Dollars in Thousands)
Interest-Earning Assets:
Loans**	$4,833,468	$153,928	4.26%	$4,289,024	$146,396	4.56%
Taxable investment securities	652,969	6,825	1.39	720,675	7,737	1.43
Tax-exempt investment securities	270,699	8,018	3.95	229,486	7,234	4.20
Other interest-earning assets	25,572	809	4.23	25,572	701	3.66
Interest-bearing deposits with the FRB	156,299	318	0.27	312,593	611	0.26
Total interest-earning assets	5,939,007	169,898	3.82	5,577,350	162,679	3.90
Less: Allowance for loan losses	78,488			83,839
Other Assets:
Cash and cash due from banks	123,390			121,116
Premises and equipment	74,618			74,092
Interest receivable and other assets	234,413			228,645
Total Assets	$6,292,940			$5,917,364
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,189,200	$868	0.10%	$1,076,468	$745	0.09%
Savings deposits	1,424,494	958	0.09	1,348,890	901	0.09
Time deposits	1,307,174	9,014	0.92	1,405,756	11,344	1.08
Short-term borrowings	333,809	307	0.12	338,203	359	0.14
FHLB advances	—	—	—	2,587	47	2.43
Total interest-bearing liabilities	4,254,677	11,147	0.35	4,171,904	13,396	0.43
Noninterest-bearing deposits	1,260,582	—	—	1,098,733	—	—
Total deposits and borrowed funds	5,515,259	11,147	0.27	5,270,637	13,396	0.34
Interest payable and other liabilities	40,360			37,673
Shareholders’ equity	737,321			609,054
Total Liabilities and Shareholders’ Equity	$6,292,940			$5,917,364
Net Interest Spread (average yield earned minus average rate paid)			3.47%			3.47%
Net Interest Income (FTE)		$158,751			$149,283
Net Interest Margin (Net Interest Income (FTE) divided by total average interest-earning assets)			3.57%			3.58%

* Fully taxable equivalent (FTE) basis using a federal income tax rate of 35%.
** Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

Net interest income (FTE) of $54.6 million in the third quarter of 2014 was $4.0 million, or 7.9%, higher than net interest income (FTE) of $50.6 million in the third quarter of 2013, with the increase primarily attributable to an increase of $538 million in the average volume of loans outstanding and the favorable impact of time deposits repricing lower during the twelve months ended September 30, 2014, both of which were partially offset by the unfavorable impact of loans repricing during the twelve months ended September 30, 2014. The net interest margin was 3.59% in the third quarter of 2014, compared to 3.58% in the third quarter of 2013. The average yield on interest-earning assets decreased slightly to 3.82% in the third quarter of 2014, from 3.88% in the third quarter of 2013, with the decrease primarily attributable to the repricing of loans at lower interest rates. The average yield on loans decreased 21 basis points to 4.23% in the third quarter of 2014 from 4.44% in the third quarter of 2013. The average cost of interest-bearing liabilities also decreased to 0.33% in the third quarter of 2014, from 0.41% in the third quarter of 2013, with the decrease primarily attributable to the repricing of time deposits at lower interest rates as they matured and were renewed in the continued low interest rate environment.
Net interest income (FTE) of $54.6 million in the third quarter of 2014 was $1.7 million, or 3.2%, higher than net interest income (FTE) of $52.9 million in the second quarter of 2014, with the increase primarily attributable to an increase of $140 million in the average volume of loans outstanding. The net interest margin was 3.59% in both the third quarter of 2014 and the second quarter of 2014. The average yield on interest-earning assets decreased slightly to 3.82% in the third quarter of 2014, from 3.84% in the second quarter of 2014. The average cost of interest-bearing liabilities also decreased slightly to 0.33% in the third quarter of 2014 from 0.35% in the second quarter of 2014.
Net interest income (FTE) of $158.8 million in the nine months ended September 30, 2014 was $9.5 million, or 6.3%, higher than net interest income (FTE) of $149.3 million in the nine months ended September 30, 2013, with the increase primarily attributable to an increase of $544 million in the average volume of loans outstanding and the favorable impact of time deposits repricing lower during the twelve months ended September 30, 2014, both of which were partially offset by the unfavorable impact of loans repricing during the twelve months ended September 30, 2014. The net interest margin was 3.57% in the nine months ended September 30, 2014, compared to 3.58% in the nine months ended September 30, 2013.
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
The Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 3.25% at the end of 2008 and has remained at this historically low rate through September 30, 2014. The prime interest rate has historically been 300 basis points higher than the federal funds rate. At its most recent meeting in September 2014, the Federal Open Market Committee (FOMC) did not provide a clear timeline for when it will raise the target range for the federal funds rate, which is currently at between zero and 0.25%. Based on the results of this meeting, the management of the Corporation expects the federal funds rate to remain unchanged until at least the beginning of 2015. Therefore, the prime interest rate is expected to remain at or near its current historical low level of 3.25% for the remainder of 2014. The majority of the Corporation's variable interest rate loans in the commercial loan portfolio are tied to the prime rate.
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

Volume and Rate Variance Analysis
The following schedule allocates the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities, and changes in average interest rates earned and paid, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013 and June 30, 2014.

	Three Months Ended September 30, 2014
	Compared to Three Months Ended September 30, 2013			Compared to Three Months Ended June 30, 2014
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)
	(In Thousands)
Changes in Interest Income on Interest-Earning Assets:
Loans	$5,719	$(2,344)	$3,375	$1,738	$(122)	$1,616
Taxable investment securities/other assets	(502)	(8)	(510)	(122)	(183)	(305)
Tax-exempt investment securities	556	(152)	404	464	(213)	251
Interest-bearing deposits with the FRB	(20)	4	(16)	(9)	4	(5)
Total change in interest income on interest-earning assets	5,753	(2,500)	3,253	2,071	(514)	1,557
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	31	15	46	22	13	35
Savings deposits	9	14	23	9	3	12
Time deposits	(249)	(511)	(760)	(101)	(103)	(204)
Short-term borrowings	(7)	(25)	(32)	(1)	(1)	(2)
FHLB advances	—	—	—	—	—	—
Total change in interest expense on interest-bearing liabilities	(216)	(507)	(723)	(71)	(88)	(159)
Total Change in Net Interest Income (FTE)*	$5,969	$(1,993)	$3,976	$2,142	$(426)	$1,716

* Taxable equivalent basis using a federal income tax rate of 35%.
** The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following schedule allocates the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities, and changes in average interest rates earned and paid, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

	Nine Months Ended September 30, 2014
	Compared to Nine Months Ended September 30, 2013
	Increase (Decrease) Due to Changes in		Combined Increase/ (Decrease)
	Average Volume**	Average Yield/Rate**
	(In Thousands)
Changes in Interest Income on Interest-Earning Assets:
Loans	$17,422	$(9,890)	$7,532
Taxable investment securities/other assets	(702)	(102)	(804)
Tax-exempt investment securities	1,242	(458)	784
Interest-bearing deposits with the FRB	(315)	22	(293)
Total change in interest income on interest-earning assets	17,647	(10,428)	7,219
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	86	37	123
Savings deposits	17	40	57
Time deposits	(774)	(1,556)	(2,330)
Short-term borrowings	(4)	(52)	(56)
FHLB advances	(20)	(23)	(43)
Total change in interest expense on interest-bearing liabilities	(695)	(1,554)	(2,249)
Total Change in Net Interest Income (FTE)*	$18,342	$(8,874)	$9,468

* Taxable equivalent basis using a federal income tax rate of 35%.
** The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses
The provision for loan losses (provision) is an increase to the allowance, as determined by management, to provide for probable losses inherent in the originated loan portfolio and for impairment of pools of acquired loans that results from the Corporation experiencing a decrease in expected cash flows of acquired loans during each reporting period. The provision was $1.5 million in the third quarter of 2014, compared to $3.0 million in the third quarter of 2013 and $1.5 million in the second quarter of 2014.
The Corporation experienced net loan charge-offs of $2.3 million in the third quarter of 2014, compared to $3.7 million in the third quarter of 2013 and $2.2 million in the second quarter of 2014. Net loan charge-offs as a percentage of average loans (annualized) were 0.18% in the third quarter of 2014, compared to 0.33% in the third quarter of 2013 and 0.18% in the second quarter of 2014. Net loan charge-offs in the commercial loan portfolio totaled $0.9 million in the third quarter of 2014, compared to $2.3 million in the third quarter of 2013 and $1.2 million in the second quarter of 2014. The Corporation's commercial loan portfolio's net loan charge-offs were not concentrated in any one industry or borrower. Net loan charge-offs in the consumer loan portfolio totaled $1.3 million in the third quarter of 2014, compared to $1.4 million in the third quarter of 2013 and $1.0 million in the second quarter of 2014.
The Corporation's provision of $1.5 million in the third quarter of 2014 was $0.8 million lower than net loan charge-offs for the quarter. In addition, the provision in the third quarter of 2014 was $1.5 million lower than the third quarter of 2013, although unchanged from the second quarter of 2014. The reduction in the provision for loan losses in the third quarter of 2014, as compared to the third quarter of 2013, was reflective of improvement in the credit quality of the Corporation's loan portfolio including decreases in both net loan charge-offs and nonperforming loans and no significant changes in risk grade categories of the commercial loan portfolio.
The Corporation's provision and net loan charge-offs were $4.6 million and $6.7 million, respectively, for the nine months ended September 30, 2014, compared to $9.0 million and $12.0 million, respectively, for the nine months ended September 30, 2013. The reduction in the Corporation's provision for the first nine months of 2014, as compared to the first nine months of 2013, was due to continued improvement in the credit quality of the Corporation's loan portfolio, including decreases in both net loan charge-offs and nonperforming loans.
Noninterest Income
The following summarizes the major components of noninterest income:

	Three Months Ended			Nine Months Ended
	September 30, 2014	September 30, 2013	June 30, 2014	September 30, 2014	September 30, 2013
	(In thousands)
Service charges and fees on deposit accounts	$5,612	$5,690	$5,486	$16,028	$16,420
Wealth management revenue	3,730	3,369	3,958	11,319	10,693
Electronic banking fees	3,428	3,076	3,234	9,774	9,478
Mortgage banking revenue	1,166	1,038	1,491	3,451	4,699
Other fees for customer services	867	814	930	2,588	2,419
Insurance commissions	391	382	518	1,200	1,329
Gain on sale of investment securities	—	—	—	—	1,104
Other	157	275	184	508	689
Total noninterest income	$15,351	$14,644	$15,801	$44,868	$46,831
Noninterest income was $15.4 million in the third quarter of 2014, compared to $14.6 million in the third quarter of 2013 and $15.8 million in the second quarter of 2014. Noninterest income in the third quarter of 2014 was $0.7 million higher than the third quarter of 2013, with the increase attributable to modest increases in wealth management revenue and electronic banking fees. Noninterest income in the third quarter of 2014 was $0.5 million lower than the second quarter of 2014, with the decrease primarily attributable to a $0.4 million reduction in the Corporation's secondary mortgage market indemnification reserve in the second quarter of 2014.
Service charges and fees on deposit accounts, which include overdraft/non-sufficient funds fees, checking account service fees and other deposit account charges, were $5.6 million in the third quarter of 2014, a decrease of $0.1 million, or 1.4%, from the third quarter of 2013 and an increase of $0.1 million, or 2.3%, from the second quarter of 2014. Overdraft/non-sufficient funds fees included in service charges and fees on deposit accounts were $4.5 million in the third quarter of 2014, compared to $4.6 million in the third quarter of 2013 and $4.4 million in the second quarter of 2014.

Wealth management revenue is comprised of investment fees that are generally based on the market value of assets within a trust account, custodial account fees and fees from the sale of investment products. Volatility in the equity and bond markets impacts the market value of trust assets and related investment fees. Wealth management revenue was $3.7 million in the third quarter of 2014, an increase of $0.4 million, or 10.7%, over the third quarter of 2013 and a decrease of $0.2 million, or 5.8%, from the second quarter of 2014. Fees from the sales of investment products totaled $1.0 million in both the third quarter of 2014 and the third quarter of 2013 and $0.9 million in the second quarter of 2014.
Electronic banking fees, which represent income earned by the Corporation from ATM transactions, debit card activity and internet banking fees, were $3.4 million in the third quarter of 2014, an increase of $0.4 million, or 11.4%, from the third quarter of 2013 and an increase of $0.2 million, or 6.0%, from the second quarter of 2014. The increases in electronic banking fees in the third quarter of 2014, compared to both the third quarter of 2013 and the second quarter of 2014, were primarily attributable to lower costs associated with the Corporation's debit card Preferred Rewards program, which are recognized as a reduction to debit card fee income when earned by customers.
Mortgage banking revenue (MBR) includes revenue from originating, selling and servicing residential mortgage loans for the secondary market. MBR was $1.2 million in the third quarter of 2014, an increase of $0.1 million, or 12.3%, from the third quarter of 2013 and a decrease of $0.3 million, or 21.8%, from the second quarter of 2014. During the second quarter of 2014, MBR included a $0.4 million reduction to the Corporation's reserve for probable losses on loans sold in the secondary market. The Corporation sold $45 million of residential mortgage loans in the secondary market in the third quarter of 2014, compared to $45 million in the third quarter of 2013 and $36 million in the second quarter of 2014.
The Corporation sells residential mortgage loans in the secondary market on both a servicing retained and servicing released basis. These sales include the Corporation entering into residential mortgage loan sale agreements with buyers in the normal course of business. The agreements contain provisions that include various representations and warranties regarding the origination, characteristics and underwriting of the mortgage loans. The recourse of the buyer may result in either indemnification of any loss incurred by the buyer or a requirement for the Corporation to repurchase a loan that the buyer believes does not comply with the representations included in the loan sale agreement. Repurchase demands and loss indemnifications received by the Corporation are reviewed by a senior officer on a loan-by-loan basis to validate the claim made by the buyer. The Corporation maintains a reserve for probable losses expected to be incurred from loans previously sold in the secondary market. This contingent liability is based on trends in repurchase and indemnification requests, actual loss experience, information requests, known and inherent risks in the sale of loans in the secondary market and current economic conditions. For the nine months ended September 30, 2014, the Corporation incurred loan losses and buyer indemnification expenses of $0.3 million related to nine residential mortgage loans that had been previously sold in the secondary market. During the three years preceding 2014, the Corporation incurred loan losses and buyer indemnification expenses totaling $0.6 million related to ten residential mortgage loans that had been previously sold in the secondary market. The Corporation was also required to repurchase ten residential mortgage loans totaling $1.0 million in 2011 and 2012 that had been previously sold in the secondary market as it was determined that these loans did not meet the original qualifications for sale in the secondary market. These ten loans were all performing and their fair values approximated the repurchase price at the repurchase date. Accordingly, the Corporation did not incur a loss at the time of repurchase on any of these loans. The Corporation records losses resulting from the repurchase of loans previously sold in the secondary market, as well as adjustments to estimates of future probable losses, as part of its MBR in the period incurred. The Corporation's reserve for probable losses was $1.1 million at both September 30, 2014 and June 30, 2014, $1.6 million at December 31, 2013 and $1.1 million at September 30, 2013.
Noninterest income was $44.9 million in the nine months ended September 30, 2014, compared to $46.8 million in the nine months ended September 30, 2013. Noninterest income in the nine months ended September 30, 2013 included nonrecurring income of $1.5 million mostly attributable to available-for-sale investment securities gains. Excluding this nonrecurring income, noninterest income in the nine months ended September 30, 2014 was $0.4 million lower than the nine months ended September 30, 2013, with the decrease largely attributable to a $1.4 million, or 23%, decline in mortgage banking revenue and related title insurance revenue. In addition, service charges and fees on deposit accounts were $0.4 million, or 2.4%, lower in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, while wealth management revenue was $0.6 million, or 5.9%, higher in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

Operating Expenses
The following summarizes the major categories of operating expenses:

	Three Months Ended			Nine Months Ended
	September 30, 2014	September 30, 2013	June 30, 2014	September 30, 2014	September 30, 2013
	(In thousands)
Salaries and wages	$20,608	$19,800	$20,138	$60,279	$58,189
Employee benefits	4,277	4,265	4,722	13,650	13,873
Occupancy	3,629	3,406	3,638	11,641	10,449
Equipment and software	3,772	3,354	3,792	11,025	10,251
Outside processing and service fees	3,074	2,614	2,877	8,619	8,273
Professional fees	937	909	1,032	3,262	2,837
FDIC insurance premiums	1,064	1,061	1,063	3,188	3,253
Postage and express mail	1,056	784	722	2,657	2,205
Advertising and marketing	1,165	540	874	2,715	2,201
Training, travel and other employee expenses	553	587	643	1,824	1,786
Telephone	457	464	476	1,400	1,483
Intangible asset amortization	445	467	446	1,336	1,444
Supplies	455	421	415	1,315	1,253
Donations	214	593	417	997	1,476
Credit-related expenses	52	(511)	202	620	637
FHLB prepayment fees	—	—	—	—	753
Other	944	791	968	2,781	2,180
Total operating expenses	$42,702	$39,545	$42,425	$127,309	$122,543
Operating expenses were $42.7 million in the third quarter of 2014, compared to $39.5 million in the third quarter of 2013 and $42.4 million in the second quarter of 2014. Operating expenses included nonrecurring transaction-related expenses attributable to the pending acquisition of Northwestern of $1.3 million in the third quarter of 2014 and $0.7 million in the second quarter of 2014. Excluding these nonrecurring expenses, operating expenses in the third quarter of 2014 were $1.9 million, or 4.7%, higher than the third quarter of 2013, with the increase primarily attributable to higher employee compensation and credit-related expenses. Excluding nonrecurring expenses, operating expenses in the third quarter of 2014 were $0.3 million lower than the second quarter of 2014.
Salaries and wages of $20.6 million in the third quarter of 2014 increased $0.8 million, or 4.1%, over the third quarter of 2013 due primarily to merit and market-driven salary adjustments that took effect at the beginning of 2014. Salaries and wages in the third quarter of 2014 increased $0.5 million, or 2.3%, from the second quarter of 2014 due largely to one additional business day included in the third quarter of 2014. Performance-based compensation expense was $2.2 million in both the third quarter of 2014 and the second quarter of 2014, compared to $2.5 million in the third quarter of 2013.
Employee benefit costs were $4.3 million in both the third quarter of 2014 and the third quarter of 2013, compared to $4.7 million in the second quarter of 2014. The decrease in employee benefit costs of $0.4 million, or 9.4%, in the third quarter of 2014, compared to the second quarter of 2014, was attributable to lower group health costs.
Occupancy expenses of $3.6 million in the third quarter of 2014 increased $0.2 million, or 6.5%, over the third quarter of 2013, although remained unchanged compared to the second quarter of 2014.
Equipment and software expenses included nonrecurring transaction-related expenses of $0.2 million in the third quarter of 2014 and $0.4 million in the second quarter of 2014. Excluding these nonrecurring expenses, equipment and software expense of $3.6 million in the third quarter of 2014 was $0.2 million higher than both the third quarter of 2013 and the second quarter of 2014.
Outside processing and service fees included nonrecurring transaction-related expenses of $0.3 million in the third quarter of 2014. Excluding these nonrecurring expenses, outside processing and service fees of $2.7 million in the third quarter of 2014 were $0.1 million higher than the third quarter of 2013 and $0.1 million lower than the second quarter of 2014.

Professional fees included nonrecurring transaction-related expenses of $0.1 million in the third quarter of 2014 and $0.2 million in the second quarter of 2014. Excluding these nonrecurring expenses, professional fees of $0.8 million in the third quarter of 2014 were $0.1 million, or 8.1%, lower than the third quarter of 2013, although remained unchanged compared to the second quarter of 2014.
Postage and express mail expenses included nonrecurring transaction-related expenses of $0.1 million in the third quarter of 2014. Excluding these nonrecurring expenses, postage and express mail expenses of $0.9 million in the third quarter of 2014 were $0.2 million higher than both the third quarter of 2013 and the second quarter of 2014, with the increase due to a higher volume of customer mailings that occurred during the third quarter of 2014.
Advertising and marketing expenses included nonrecurring transaction-related expenses of $0.5 million in the third quarter of 2014. Excluding these nonrecurring expenses, advertising and marketing expenses of $0.7 million in the third quarter of 2014 were $0.1 million, or 26%, higher than the third quarter of 2013 and $0.2 million, or 20%, lower than the second quarter of 2014, with the fluctuations due to the timing and seasonality of the Corporation's marketing campaigns.
Credit-related expenses are comprised of other real estate (ORE) net costs and loan collection costs. ORE net costs are comprised of costs to carry ORE, such as property taxes, insurance and maintenance costs, fair value write-downs after a property is transferred to ORE and net gains/losses from the disposition of ORE. Loan collection costs include legal fees, appraisal fees and other costs recognized in the collection of loans with deteriorated credit quality and in the process of foreclosure. Credit-related expenses of $0.1 million in the third quarter of 2014 were $0.6 million higher than the third quarter of 2013 and $0.2 million lower than the second quarter of 2014. Lower net gains on the sales of ORE properties in the third quarter of 2014, compared to the third quarter of 2013, were partially offset by lower ORE operating costs and loan collection costs. The decrease in credit-related costs in the third quarter of 2014, compared to the second quarter of 2014, was attributable to a combination of slightly higher net gains on sales of ORE properties and slightly lower loan collection costs. The Corporation recognized net gains on the sale of ORE properties of $0.6 million in the third quarter of 2014, compared to $1.3 million in the third quarter of 2013 and $0.5 million in the second quarter of 2014. ORE operating costs and loan collection costs, combined, were $0.6 million in the third quarter of 2014, compared to $0.7 million in both the third quarter of 2013 and second quarter of 2014.
Operating expenses were $127.3 million in the nine months ended September 30, 2014, compared to $122.5 million in the nine months ended September 30, 2013. Operating expenses in the nine months ended September 30, 2014 included nonrecurring transaction-related expenses attributable to the pending acquisition of Northwestern of $2.2 million, while operating expenses in the nine months ended September 30, 2013 included nonrecurring expenses of $0.8 million attributable to the Corporation's prepayment of its FHLB advances. Excluding these nonrecurring expenses, operating expenses in the nine months ended September 30, 2014 were $3.3 million, or 2.7%, higher than the nine months ended September 30, 2013, with the increase primarily attributable to higher salaries and wages, group health costs and occupancy expenses, which were partially offset by lower pension expenses and donations.
Income Tax Expense
The Corporation's effective federal income tax rate was 30.8% for the third quarter of 2014, compared to 29.9% and 30.4% for the third quarter of 2013 and the second quarter of 2014, respectively. The fluctuations in the Corporation's effective federal income tax rate reflect changes each year in the proportion of interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits. The Corporation recorded income tax expense for the nine-month periods ended September 30, 2014 and 2013 using its estimate of the effective income tax rate expected for the full year and applied that rate on a year-to-date basis.
Liquidity
Liquidity measures the ability of the Corporation to meet current and future cash flow needs in a timely manner. Liquidity risk is the adverse impact on net interest income if the Corporation was unable to meet its cash flow needs at a reasonable cost.
Liquidity is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The Corporation manages its funding needs by maintaining a level of liquid funds through its asset/liability management process. The Corporation's largest sources of liquidity on a consolidated basis are the deposit base that comes from consumer, business and municipal customers within the Corporation's local markets, principal payments on loans, maturing investment securities, cash held at the FRB and unpledged investment securities available-for-sale. Total deposits increased $339 million during the three months ended September 30, 2014 and $241 million during the twelve months ended September 30, 2014. The Corporation's loan-to-deposit ratio was 92.8% at September 30, 2014, compared to 96.2% at June 30, 2014, 90.7% at December 31, 2013 and 87.1% at

September 30, 2013. The Corporation had $248 million of cash deposits held at the FRB at September 30, 2014, compared to $1 million at June 30, 2014, $180 million at December 31, 2013 and $357 million at September 30, 2013. The increase in interest-bearing balances at the FRB during the third quarter of 2014 was largely attributable to a seasonal increase in municipal customer deposits, while the decrease during the twelve months ended September 30, 2014 was attributable to the Corporation utilizing some of the liquidity from its excess funds held at the FRB to partially fund loan growth. At September 30, 2014, the Corporation had unpledged investment securities available-for-sale with an amortized cost of $43 million and available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.
Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB that are generally secured by residential mortgage first lien loans. The Corporation's borrowing availability from the FHLB, based on its FHLB capital stock and subject to certain requirements, was $343 million at September 30, 2014. Chemical Bank can also borrow from the FRB's discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At September 30, 2014, Chemical Bank maintained an unused borrowing capacity of $32 million with the FRB's discount window based upon pledged collateral as of that date. Chemical Bank also had the ability to borrow an additional $75 million of federal funds from a third-party financial institution at September 30, 2014. It is management's opinion that the Corporation's borrowing capacity could be expanded, if deemed necessary, as Chemical Bank has additional borrowing capacity available at the FHLB that could be used if it increased its investment in FHLB capital stock, and Chemical Bank has a significant amount of additional assets that could be used as collateral at the FRB's discount window.
The Corporation manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements. The Corporation's primary source of liquidity is dividends from Chemical Bank.
Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. During the nine months ended September 30, 2014, Chemical Bank paid $21.6 million in cash dividends to the Corporation, and the Corporation paid cash dividends to shareholders of $21.6 million. During 2013, Chemical Bank paid $24.5 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $24.5 million. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to the Corporation's shareholders. Over the long term, cash dividends to shareholders are dependent upon earnings, capital requirements, regulatory restraints and other factors affecting Chemical Bank.
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
The Corporation's interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast (base case). At September 30, 2014, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. Additionally, at September 30, 2014, the Corporation projected the change in net interest income of an immediate 400 basis point increase in market interest rates. The Corporation did not project a 400 basis point decrease in interest rates at September 30, 2014 as the likelihood of a decrease of this size was considered unlikely given prevailing interest rate levels. These projections were based on the Corporation's assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and residential mortgage and consumer loans. The ALCO regularly monitors the Corporation's forecasted net interest income sensitivity to ensure that it remains within established limits.
A summary of the Corporation's interest rate sensitivity at September 30, 2014 follows:

	Gradual Change					Immediate Change
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400
Percent change in net interest income vs. constant rates	(4.6)%	(2.4)%	—	0.2%	(0.7)%	(3.7)%
At September 30, 2014, the Corporation's model simulations projected that a 100 basis point increase in interest rates would result in a positive variance in net interest income of 0.2% relative to the base case over the next twelve-month period, while 200 and 400 basis point increases in interest rates would result in negative variances in net interest income of 0.7% and 3.7%, respectively, relative to the base case over the next twelve-month period. At September 30, 2014, the Corporation's model simulations also projected that decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.4% and 4.6%, respectively, relative to the base case over the next twelve-month period. The likelihood of a decrease in interest rates beyond 100 basis points at September 30, 2014 was considered to be unlikely given prevailing interest rate levels.
The Corporation's model simulations for a 200 basis point increase resulted in a negative variance in net interest income, relative to the base case, primarily due to the Corporation deploying excess cash into fixed-rate loans during the nine months ended September 30, 2014. However, while the model simulations projected a negative variance for a 200 basis point increase, the Corporation's net interest income is still projected to be higher if interest rates were to rise 200 basis points due to the higher yield being earned on the funds deployed into loans and investment securities compared to maintaining these funds at the FRB earning 25 basis points. The Corporation's model simulations for a 100 basis point increase resulted in a positive variance in net interest income, relative to the base case, primarily due to the Corporation maintaining excess cash, which was primarily generated from a seasonal increase in municipal deposits during the third quarter of 2014, at the FRB. The Corporation's model simulations treat excess cash maintained at the FRB as a variable-rate asset.
Future increases in market interest rates are not expected to have a significant immediate favorable impact on the Corporation's net interest income at the time of such increases because of the low percentage of variable interest rate loans in the Corporation's loan portfolio and a large percentage of variable interest rate loans at interest rate floors at September 30, 2014. The percentage of variable interest rate loans, which comprised approximately 24% of the Corporation's loan portfolio at September 30, 2014, has remained relatively consistent during the twelve-month period ended September 30, 2014. Approximately two-thirds of the Corporation's variable interest rate loans were at an interest rate floor with a majority expected to remain at their floor until they mature or market interest rates rise more than 75 basis points. At its most recent meeting in September 2014, the Federal Open Market Committee (FOMC) did not provide a clear timeline for when it will raise the target range for the federal funds rate, which is currently at between zero and 0.25%. Based on the results of this meeting, the management of the Corporation expects the federal funds rate to remain unchanged until at least the beginning of 2015, and therefore, corresponding increases in other market interest rates that are generally tied to the federal funds rate, such as the prime interest rate, are not expected to increase significantly during 2014.
To reduce the risk of rising interest rates adversely impacting net interest income, the Corporation has positioned its balance sheet to be less liability sensitive by holding some variable rate instruments in its investment securities portfolio. Variable rate investment securities at September 30, 2014 were $198 million, or 22% of total investment securities, compared to $218 million, or 24% of total investment securities, at June 30, 2014, $238 million, or 25% of total investment securities at December 31, 2013 and $250 million, or 25% of total investment securities, at September 30, 2013. The decline in variable rate investment securities during the three and twelve months ended September 30, 2014 is largely due to the Corporation utilizing maturing investment securities to partially fund loan growth.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information concerning quantitative and qualitative disclosures about market risk is contained in the discussion regarding interest rate risk and sensitivity under the captions “Liquidity” and “Market Risk” herein and in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2013 and is here incorporated by reference.
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
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this report. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part II. Other Information
Item 1A. Risk Factors
Information concerning risk factors is contained in the discussion under "Risk Factors" (including the risk factors under the heading "Risk Factors - Risks Related to the Pending Merger with Northwestern") in the Corporation's Prospectus Supplement, dated June 19, 2014 (and is here incorporated by reference), and in Item 1A, “Risk Factors,” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2013. As of the date of this report, the Corporation does not believe that there has been a material change in the nature or categories of the Corporation's risk factors, as compared to the information disclosed in the Corporation's Prospectus Supplement, dated June 19, 2014 or in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following schedule summarizes the Corporation's total monthly share repurchase activity for the three months ended September 30, 2014:

	Issuer Purchases of Equity Securities
Period Beginning on First Day of Month Ended	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
July 31, 2014	261	$27.60	—	500,000
August 31, 2014	—	—	—	500,000
September 30, 2014	—	—	—	500,000
Total	261	$27.60	—

(1)
Represents shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by employees who received shares of the Corporation's common stock during the three months ended September 30, 2014 upon conversion of vested restricted stock service-based units and by holders of employee stock options who exercised options during the three months ended September 30, 2014. The Corporation's share-based compensation plans permit employees to use stock to satisfy such obligations based on the market value of the stock on the date of conversion or date of exercise, as applicable.

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

CHEMICAL FINANCIAL CORPORATION

Date:	October 24, 2014	By:	/s/ David B. Ramaker
David B. Ramaker
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date:	October 24, 2014	By:	/s/ Lori A. Gwizdala
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