Form 10-K
period 2014-12-31
CHEMICAL FINANCIAL CORP
filed 2015-02-27
CIK 19612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014
or
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates of the registrant as of June 30, 2014, determined using the closing price of the registrant's common stock on June 30, 2014 of $28.08 per share, as reported on The NASDAQ Stock Market®, was $896.1 million. The number of shares outstanding of the registrant's Common Stock, $1 par value per share, as of January 31, 2015, was 32,787,654 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of Chemical Financial Corporation for the April 20, 2015 annual shareholders' meeting are incorporated by reference into Part III of this Form 10-K.

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
This report also contains forward-looking statements regarding the Corporation's outlook or expectations with respect to the planned acquisitions of Monarch Community Bancorp, Inc. (Monarch) and Lake Michigan Financial Corporation (Lake Michigan), the expected costs to be incurred in connection with the acquisitions, Monarch's and Lake Michigan's future performance and consequences of their integration into the Corporation and the impact of the transactions on the Corporation’s future performance.
Risk factors relating to both of these transactions and the integration of Monarch and Lake Michigan into the Corporation after closing include, without limitation:
Completion of the transactions is dependent on, among other things, receipt of regulatory approval for the Lake Michigan transaction and shareholder approvals from both Monarch and Lake Michigan shareholders, the timing of which cannot be predicted with precision at this point and which may not be received at all.
The impact of the completion of the transactions on the Corporation's financial statements will be affected by the timing of the transactions.
The transactions may be more expensive to complete and the anticipated benefits, including anticipated cost savings and strategic gains, may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events.
The integration of Monarch's and Lake Michigan's business and operations into the Corporation, which will include conversion of operating systems and procedures, may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to Monarch's, Lake Michigan's or the Corporation's existing businesses.
The Corporation's ability to achieve anticipated results from the transactions is also dependent on the state of the economic and financial markets going forward. Additionally, the Corporation may incur more credit losses from Monarch’s and Lake Michigan's loan portfolios than expected and deposit attrition may be greater than expected.

Additional Information About the Transactions
The Corporation filed a registration statement on Form S-4 with the Securities and Exchange Commission (SEC) to register the securities that the Monarch shareholders will receive if the Monarch transaction is consummated. The Corporation will file a registration statement on Form S-4 with the SEC to register the securities that the Lake Michigan shareholders will receive if the Lake Michigan transaction is consummated. The registration statements contain or will contain a prospectus, a proxy statement for the meeting at which the Monarch or Lake Michigan shareholders will consider approval of the transaction, as applicable, and other relevant documents concerning the transactions. Investors are urged to read the applicable registration statement, the prospectus and proxy statement, and any other relevant documents when they become available because they will contain important information about the Corporation, Monarch, Lake Michigan, and the transactions. Investors can or will be able to obtain the documents free of charge at the SEC's website, www.sec.gov, by contacting Chemical Financial Corporation, 235 East Main Street, P.O. Box 569, Midland, MI 48640-0569, Attention: Ms. Lori A. Gwizdala, Investor Relations, telephone 800-867-9757 or by contacting, as applicable, Monarch Community Bancorp. Inc., 375 N. Willowbrook Road, Coldwater, Michigan 49036, Attention: Ms. Rebecca S. Crabill, Investor Relations, telephone 517-279-3956, or Lake Michigan Financial Corporation, 150 Central Avenue, Holland, Michigan 49423, Attention: Mr. James Luyk, Investor Relations, telephone 616-546-4078. INVESTORS SHOULD READ THE APPLICABLE PROSPECTUS AND PROXY STATEMENT AND OTHER DOCUMENTS FILED WITH THE SEC CAREFULLY BEFORE MAKING A DECISION CONCERNING THE TRANSACTIONS.
Monarch and Lake Michigan, and their respective directors, executive officers, and certain other members of management and employees, may be soliciting proxies from Monarch or Lake Michigan shareholders, as applicable, in favor of the transactions. Information regarding the persons who may, under the rules of the SEC, be considered participants in the solicitation of Monarch or Lake Michigan shareholders in connection with the proposed transactions are set forth in the applicable prospectus and proxy statement that have been or will be filed with the SEC. Free copies of this document may be obtained as described above.

PART I.
Item 1. Business.
General Business
Chemical Financial Corporation (Corporation), headquartered in Midland, Michigan, is a financial holding company registered under the Bank Holding Company Act of 1956 and incorporated in the State of Michigan. At December 31, 2014, the Corporation's consolidated total assets, loans, deposits and shareholders' equity were $7.32 billion, $5.69 billion, $6.08 billion and $797 million, respectively, and the Corporation employed approximately 2,000 full-time equivalent employees. For more information about the Corporation's financial condition and results of operations, see the consolidated financial statements and related notes included in Part II, Item 8 of this report.
The Corporation was incorporated in August 1973. On June 30, 1974, the Corporation acquired Chemical Bank and Trust Company (CBT) pursuant to a reorganization in which the former shareholders of CBT became shareholders of the Corporation. CBT's name was changed to Chemical Bank on December 31, 2005. In addition to the acquisition of CBT, the Corporation has acquired 21 community banks and 36 other branch bank offices through December 31, 2014. The Corporation's most recent transactions include the acquisition of Northwestern Bancorp, Inc. (Northwestern) during the fourth quarter of 2014, the acquisition of 21 branch bank offices from Independent Bank in 2012, and the acquisition of O.A.K. Financial Corporation (OAK) in 2010. The Corporation has consolidated its acquisitions into a single commercial bank subsidiary, Chemical Bank. Chemical Bank operated through an internal organizational structure of four regional banking units and 18 community banking units as of December 31, 2014. At December 31, 2014, the Corporation had two pending acquisition transactions (Monarch Community Bancorp, Inc. and Lake Michigan Financial Corporation). These transactions are discussed in more detail under the subheading "Acquisitions, Pending Acquisitions and Branch Closings" included in Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
The principal markets for the Corporation's products and services are the communities in Michigan where Chemical Bank's branches are located and the areas surrounding these communities. As of December 31, 2014, the Corporation and Chemical Bank served these markets through 178 banking offices located in 46 counties, all in the lower peninsula of Michigan. In addition to the banking offices, Chemical Bank operated one loan production office and over 200 automated teller machines, both on- and off-bank premises, as of December 31, 2014. The Corporation did not have banking offices in the southeast portion of Michigan as of December 31, 2014.
A summary of the composition of the Corporation's loan portfolio at December 31, 2014, 2013 and 2012 was as follows:

	December 31,
	2014		2013		2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in millions)
Composition of Loans:
Commercial	$1,354.9	24%	$1,176.3	25%	$1,002.7	24%
Commercial real estate	1,557.6	27	1,232.7	27	1,161.9	28
Real estate construction	152.7	3	89.8	2	62.7	2
Land development	18.8	—	20.1	—	37.5	1
Residential mortgage	1,110.4	19	960.4	21	883.8	21
Consumer installment	829.6	15	644.8	14	546.0	13
Home equity	664.2	12	523.6	11	473.1	11
Total composition of loans	$5,688.2	100%	$4,647.7	100%	$4,167.7	100%

The Corporation's loan portfolio totaled $5.69 billion at December 31, 2014, compared to $4.65 billion and $4.17 billion at December 31, 2013 and 2012, respectively. The Corporation's loan portfolio increased $1.04 billion, or 22%, during 2014, with commercial loans increasing $179 million, or 15%, commercial real estate loans increasing $325 million, or 26%, real estate construction increasing $63 million, or 70%, residential mortgage loans increasing $150 million, or 16%, consumer installment loans increasing $185 million, or 29%, and home equity loans increasing $141 million, or 27%, while land development loans decreased $1 million, or 7%. The growth in loans during 2014 was attributable to $475 million of loans acquired in the Northwestern transaction and $565 million of organic loan growth resulting from a combination of improving economic conditions in Michigan and the Corporation increasing its loan market share in its lending markets. The Corporation's loan portfolio increased $480 million, or 12%, during 2013, with the increase attributable to a combination of improving economic conditions in Michigan and the Corporation increasing its loan market share in its lending markets. The Corporation's loan portfolio is not concentrated in any one industry.
The principal source of revenue for the Corporation is interest income and fees on loans, which accounted for 72% of total revenue in 2014 and 71% and 73% of total revenue in 2013 and 2012, respectively. The Corporation has no foreign loans, assets or activities. No material part of the business of the Corporation or Chemical Bank is dependent upon a single customer or very few customers. Interest income on investment securities, services charges and fees on deposit accounts and wealth management revenue are also significant sources of revenue. Interest income on investment securities accounted for 6% of total revenue in 2014, 2013 and 2012. Services charges and fees on deposit accounts accounted for 8% of total revenue in both 2014 and 2013 and 7% of total revenue in 2012. Wealth management revenue accounted for 6% of total revenue in 2014 and 5% and 4% of total revenue in 2013 and 2012, respectively.
The Corporation offers services through the Wealth Management department of Chemical Bank. These services include trust, investment management and custodial services; financial and estate planning; and retirement and employee benefit programs. The Wealth Management department earns revenue largely from fees based on the market value of those assets under management, which can fluctuate as the market fluctuates. The Wealth Management department had assets under custodial and management arrangements of $3.73 billion, $2.51 billion and $2.07 billion as of December 31, 2014, 2013 and 2012, respectively. The Wealth Management department also sells investment products (largely annuity products and mutual funds) through its Chemical Financial Advisors program. Customer assets within the Chemical Financial Advisors program were $878 million, $737 million and $669 million as of December 31, 2014, 2013 and 2012, respectively. The growth in assets under management by Chemical Bank's Wealth Management department and assets within the Chemical Financial Advisors program during 2014 was largely attributable to the Northwestern transaction.
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
Banks are subject to a number of federal and state laws and regulations that have a material impact on their business. These include, among others, minimum capital requirements, state usury laws, state laws relating to fiduciaries, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community

Reinvestment Act, the Real Estate Settlement Procedures Act, the USA Patriot Act, the Bank Secrecy Act, the Foreign Account Tax Compliance Act, Office of Foreign Assets Controls regulations, electronic funds transfer laws, redlining laws, predatory lending laws, antitrust laws, environmental laws, anti-money laundering laws and privacy laws. These laws and regulations can have a significant effect on the operating and financial results of banks.
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
In order for the Corporation to maintain financial holding company status, both the Corporation and Chemical Bank must be categorized as "well-capitalized" and "well-managed" under applicable regulatory guidelines. If the Corporation or Chemical Bank ceases to meet these requirements, the FRB may impose corrective capital and/or managerial requirements and place limitations on the Corporation's ability to conduct the broader financial activities permissible for financial holding companies. In addition, if the deficiencies persist, the FRB may require the Corporation to divest of Chemical Bank. The Corporation and Chemical Bank were both categorized as "well-capitalized" and "well-managed" as of December 31, 2014.
The BHC Act requires prior approval of the FRB for any direct or indirect acquisition of more than 5% of the voting shares of a commercial bank or its parent holding company by the Corporation. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the Corporation's performance record under the Community Reinvestment Act of 1977 (CRA), the Corporation's adherence to banking regulations and fair lending laws and the effectiveness of the subject organizations in combating money laundering activities.
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
Dividends
The Corporation's primary source of funds available to pay dividends to shareholders is from dividends paid to it by Chemical Bank. Federal and state banking laws and regulations limit both the extent to which Chemical Bank can lend or otherwise supply funds to the Corporation and also place certain restrictions on the amount of dividends Chemical Bank may pay to the Corporation.
The Corporation and Chemical Bank are subject to regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums, which could prohibit the payment of dividends under circumstances where the payment could be deemed an unsafe and unsound banking practice. Chemical Bank is required to obtain prior approval from the FRB for the declaration and payment of dividends to the Corporation if the total of all dividends declared in any calendar year will exceed the total of (i) Chemical Bank's net income (as defined by regulation) for that year plus (ii) the retained net income (as defined by regulation) for the preceding two years. In addition, federal regulatory authorities have stated that banking organizations should generally pay dividends only out of current operating earnings. Further, the FRB has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Chemical Bank declared and paid dividends to the Corporation of $64.5 million and $24.5 million in 2014 and 2013, respectively. The Corporation intends to utilize proceeds from the increased dividend from Chemical Bank in 2014 to fund a portion of the cash component of the Lake Michigan transaction in 2015. Dividends received from Chemical Bank in the past are not necessarily indicative of amounts that may be paid or available to be paid in the future.
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

At December 31, 2014, the capital ratios of the Corporation and Chemical Bank exceeded the regulatory guidelines for institutions to be categorized as "well-capitalized." Additional information on the Corporation and Chemical Bank's capital ratios may be found under Note 20 to the consolidated financial statements under Item 8 of this report.
In July 2013, the FRB and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's (BCBS) capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which begin for the Corporation and Chemical Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Corporation. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (CET ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET ratio of 7.0%. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Management anticipates that the capital ratios for the Corporation and Chemical Bank under Basel III will continue to exceed the well capitalized minimum capital requirements.
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
FDIC insured depository institutions are required to pay deposit insurance premiums based on the risk an institution poses to the DIF. As required by the Dodd-Frank Act, in February 2011, the FDIC finalized rules, effective for assessments occurring after April 1, 2011, which redefine an institution's assessment base as average consolidated total assets minus average Tier 1 capital. The new rules also establish the general assessment rate for Risk Category 1 institutions, such as Chemical Bank, at 5 to 9 basis points (annualized). Prior to this, an institution's assessment base was average deposits and the assessment rate for Risk Category 1 institutions ranged from 12 to 16 basis points (annualized). The Corporation's FDIC DIF insurance premiums were $4.3 million in 2014, compared to $4.4 million in 2013 and $4.3 million in 2012.
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

Community Reinvestment Act (CRA)
Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance." The regulatory agency's assessment of the bank's record is made available to the public. Further, a bank's federal regulatory agency is required to assess the CRA compliance record of any bank that has applied to: (1) obtain deposit insurance coverage for a newly chartered institution, (2) establish a new branch office that will accept deposits, (3) relocate an office, or (4) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or another bank holding company, the FRB will assess the CRA compliance record of each subsidiary bank of the applicant bank holding company, and such compliance records may be the basis for denying the application. Chemical Bank's CRA rating was "outstanding" as of December 31, 2014.
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
Mergers, Acquisitions, Consolidations and Divestitures
The Corporation's current strategy for growth includes strengthening its presence in core markets, expanding into contiguous markets and broadening its product offerings, while taking into account the integration and other risks of growth. The Corporation evaluates strategic acquisition opportunities and conducts due diligence activities in connection with possible transactions. As a result, discussions, and in some cases, negotiations and transactions may take place and future acquisitions involving cash, debt or equity securities may occur, including future acquisitions that may extend beyond contiguous markets. These generally involve payment of a premium over book value and current market price, and therefore, dilution of book value per share will likely occur with any future transaction.
For more information, see the information under the heading "Acquisitions, Pending Acquisitions and Branch Closings" included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is here incorporated by reference.
Availability of Information
The Corporation files reports with the Securities and Exchange Commission (SEC). Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements. The public may read and copy any materials the Corporation files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Corporation's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including the financial statements and the financial statement schedules, but not including exhibits to those reports, may be obtained without charge upon written request to Ms. Lori A. Gwizdala, Chief Financial Officer of the Corporation, at P.O. Box 569, Midland, Michigan 48640-0569 and are accessible at no cost on the Corporation's website at www.chemicalbankmi.com in the "Investor Information" section, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies of exhibits may be requested at the cost of 30 cents per page from the Corporation's corporate offices. In addition, interactive copies of the Corporation's 2014 Annual Report on Form 10-K and the 2015 Proxy Statement are available at www.edocumentview.com/chfc.
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
The Corporation seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	Delay in completing an acquisition due to the regulatory approval process or litigation relating to the acquisition

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
The Corporation regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations and transactions may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, dilution of the Corporation's tangible book value, net income per common share and ownership interest may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on the Corporation's financial condition and results of operations.
Please see the risk factors relating to our pending acquisitions of Monarch Community Bancorp, Inc. (Monarch) and Lake Michigan Financial Corporation (Lake Michigan) set forth under the heading "Forward-Looking Statements," which are here incorporated by reference.
In connection with the pending merger with Monarch, two purported Monarch stockholders have filed putative class action lawsuits against Monarch, its board of directors, Monarch Community Bank, the Corporation and Chemical Bank. Among other remedies, the plaintiffs seek to enjoin the merger. Monarch and the Corporation have entered into a memorandum of understanding with the plaintiffs regarding the settlement of these lawsuits, which is subject to court approval. If this litigation is not resolved, these lawsuits could prevent or delay completion of the merger and result in substantial costs to Monarch and the Corporation, including any costs associated with indemnification. Additional lawsuits may be filed against Monarch, the Corporation or the directors and officers of either company in connection with the merger. The defense or settlement of any lawsuit or claim that remains unresolved at the effective time of the merger may adversely affect Monarch's and the Corporation's business, financial condition, results of operations, cash flows and market price.

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
Municipal bonds held by the Corporation totaled $352 million at December 31, 2014, and were issued by many different municipalities with no significant concentration in any single municipality. The Corporation held no debt obligations issued by the City of Detroit at December 31, 2014. There can be no assurance that the financial conditions of these municipalities will not be materially and adversely affected by future economic conditions. If one or more of the issuers of these bonds were to become insolvent and default on their obligations under the bonds, it could have a negative effect on the financial condition and results of operations of the Corporation.
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
The global market crisis has triggered a series of reductions in interest rates. During 2012, 2013 and 2014, the Federal Open Market Committee (FOMC) kept the target federal funds rate between zero and 0.25%. The low interest rate environment has resulted in lower yields on interest-earning assets, which could have an adverse impact on the Corporation's revenue and results of operations.
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
Goodwill represents the excess of the amounts paid to acquire subsidiaries over the fair value of their net assets at the date of acquisition. The Corporation tests goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the "reporting unit" to which the goodwill relates. Substantially all of the Corporation's goodwill at December 31, 2014 was recorded on the books of Chemical Bank. The fair value of Chemical Bank is impacted by the performance of its business and other factors. If it is determined that the goodwill has been impaired, the Corporation must write-down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write-downs could have a material adverse effect on the Corporation's financial condition and results of operations.
Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management's determination include the performance of the Corporation, including the ability to generate taxable net income. If, based on available information, it is more-likely-than-not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. As of December 31, 2014, the Corporation did not carry a valuation allowance against its deferred tax assets. Future facts and circumstances may require a valuation allowance. Charges to establish a valuation allowance with respect to our deferred tax assets could have a material adverse effect on the Corporation's financial condition and results of operations.
If the Corporation is required to increase its valuation allowance with respect to its mortgage servicing rights asset, it could have a material adverse effect on the Corporation's financial condition and results of operations.
At December 31, 2014, the Corporation's mortgage servicing rights asset had a book value of $12.2 million and a fair value of approximately $15.0 million. The Corporation had a valuation allowance of $0.2 million at December 31, 2014 with respect to a portion of its mortgage servicing rights asset related to the loan servicing portfolio it acquired in the Northwestern transaction. If the Corporation is required to increase its valuation allowance with respect to its mortgage servicing rights asset in the future, the Corporation's financial condition and results of operations could be negatively affected.
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
The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national and regional banks within the various markets where the Corporation operates, as well as internet banks. The Corporation also faces competition from many other types of financial institutions, including savings and loan associations, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. The Corporation competes with these institutions both in attracting deposits and in making new loans. Technology has lowered barriers to entry into the market and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Corporation's competitors have fewer regulatory constraints and may have lower cost structures, such as credit unions that are not subject to federal income tax. Due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can.
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
If the Corporation loses members of its senior management team upon whom it is dependent, it may be less effective in managing its operations and may have more difficulty achieving its strategic objectives.
The Corporation believes its success depends on the continued service of its key executives. Although the Corporation currently intends to retain its existing management, it cannot provide assurances that these individuals, none of whom are party to employment agreements with it, will remain with the Corporation. The unexpected loss of the services of one or more of the Corporation's key executives or its inability to find suitable replacements within a reasonable period of time following any such loss, could have a material adverse effect on the Corporation's ability to execute its business strategy and, therefore, have a material adverse effect on its financial condition and results of operations.
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
In July 2013, the Federal Reserve Board (FRB) and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's (BCBS) capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which begin for the Corporation and Chemical Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Corporation. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (CET ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET ratio of 7.0%. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. While management anticipates that the capital ratios for the Corporation and Chemical Bank under Basel III will continue to exceed the well capitalized minimum capital requirements, there can be no assurance that such will be the case. If either the Corporation or Chemical Bank are unable to meet or exceed the applicable minimum capital requirements, they may become subject to supervisory actions ranging in severity from losing financial holding company status, to being precluded from making acquisitions, engaging in new activities or becoming subject to informal or formal regulatory enforcement actions.
If the Corporation cannot raise additional capital when needed, its ability to further expand its operations through organic growth and acquisitions could be materially impaired.
The Corporation is required by federal and state regulatory authorities to maintain specified levels of capital to support its operations. The Corporation may need to raise additional capital to support its continued growth or in response to regulatory requirements. The Corporation's ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside the Corporation's control, and on its financial performance. The Corporation cannot assure that it will be able to raise additional capital in the future on terms acceptable to the Corporation. If the Corporation cannot raise additional capital when needed, its ability to further expand its operations through organic growth and acquisitions could be materially limited.
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
Under the Durbin Amendment to the Dodd-Frank Act, the FRB adopted rules establishing standards for assessing whether the interchange fees that may be charged in certain electronic debit and prepaid card transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions. These rules established the maximum permissible interchange fee for electronic debit transactions as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. In addition, an issuer may charge up to 1 cent on each transaction as a fraud prevention adjustment if the issuer meets certain fraud prevention standards. These rules are applicable to financial institutions that have total assets of $10 billion or more. If the Corporation were to become subject to the rules established as a result of the Durbin Amendment, the Corporation would be subject to the cap on interchange fees, which would have an adverse effect on its financial condition and results of operations.
The soundness of other financial institutions could adversely affect the Corporation.
The Corporation's ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Corporation has exposure to many different industries and counterparties, and it routinely executes transactions with counterparties in the financial services industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to losses or defaults by the Corporation or by other institutions. Many of these transactions expose the Corporation to credit risk in the event of default of the Corporation's counterparty or client. In addition, the Corporation's credit risk may be exacerbated when the collateral that it holds cannot be realized or is liquidated at prices insufficient to recover the full amount of the loan. The Corporation can give no assurance that any such losses would not materially and adversely affect its business, financial condition or results of operations.

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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The executive offices of the Corporation and Chemical Bank are located at 235 E. Main Street in downtown Midland, Michigan, in an office building that is owned by the Corporation. The main branch office of Chemical Bank is located at 333 E. Main Street in downtown Midland, Michigan, in an office building that is owned by Chemical Bank.
The Corporation conducted business through 178 banking offices and one loan production office as of December 31, 2014. These offices are located in the various communities throughout the lower peninsula of Michigan. The majority of the Corporation's offices are owned and leased locations are considered insignificant.
The Corporation considers its properties to be suitable and adequate for operating its banking business.
Item 3. Legal Proceedings.
As of December 31, 2014, the Corporation was not a party to any material pending legal proceeding. As of December 31, 2014, Chemical Bank was a party, as plaintiff or defendant, to a number of legal proceedings all of which were considered ordinary routine litigation incidental to its business or immaterial.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Corporation's common stock is traded on The NASDAQ Stock Market® under the symbol CHFC. As of December 31, 2014, there were approximately 32.8 million shares of the Corporation's common stock issued and outstanding, held by approximately 4,900 shareholders of record. The table below sets forth the range of high and low sales prices for transactions reported on The NASDAQ Stock Market® for the Corporation's common stock for the periods indicated.

	2014		2013
	High	Low	High	Low
First quarter	$33.26	$27.86	$26.66	$22.80
Second quarter	33.28	27.41	26.82	23.18
Third quarter	29.00	26.77	31.53	26.20
Fourth quarter	30.95	26.10	32.64	26.85
The earnings of Chemical Bank are the principal source of funds for the Corporation to pay cash dividends to its shareholders. Accordingly, cash dividends are dependent upon the earnings, capital needs, regulatory constraints, and other factors affecting Chemical Bank. See Note 20 to the consolidated financial statements in Item 8 of this report for a discussion of such limitations. The Corporation has paid regular cash dividends every quarter since it began operation as a bank holding company in 1973. Based on the financial condition of the Corporation at December 31, 2014, management expects the Corporation to pay quarterly cash dividends on its common shares in 2015. However, there can be no assurance as to future dividends because they are dependent on the Corporation's future earnings, capital requirements and financial condition, and may require regulatory approval. On February 17, 2015, the Corporation announced that the board of directors declared a first quarter 2015 cash dividend of $0.24 per share, payable on March 20, 2015.

The following table summarizes the quarterly cash dividends paid to shareholders over the past five years.

	Years Ended December 31,
	2014	2013	2012	2011	2010
First quarter	$0.23	$0.21	$0.20	$0.20	$0.20
Second quarter	0.23	0.21	0.20	0.20	0.20
Third quarter	0.24	0.22	0.21	0.20	0.20
Fourth quarter	0.24	0.23	0.21	0.20	0.20
Total	$0.94	$0.87	$0.82	$0.80	$0.80
Shareholder Return
The following line graph compares Chemical Financial Corporation's cumulative total shareholder return on its common stock over the last five years, assuming the reinvestment of dividends, to the Standard and Poor's ("S&P") 500 Stock Index and the KBW Regional Banking Total Return Index (Ticker: KRXTR). Both of these indices are based upon total return (including reinvestment of dividends) and are market-capitalization-weighted indices. The S&P 500 Stock Index is a broad equity market index published by S&P. The KBW Regional Banking Total Return Index is published by Keefe, Bruyette & Woods, Inc. (KBW), an investment banking firm that specializes in the banking industry. The KBW Regional Banking Total Return Index is composed of 50 mid-cap regional bank holding companies. The line graph assumes $100 was invested on December 31, 2009.

The dollar values for total shareholder return plotted in the above graph are shown below:

	December 31,
	2009	2010	2011	2012	2013	2014
Chemical Financial Corporation	$100.00	$97.52	$97.88	$113.25	$155.90	$155.78
KBW Regional Banking Total Return Index	100.00	120.39	114.21	129.52	190.18	194.80
S&P 500 Stock Index	100.00	115.06	117.49	136.30	180.44	205.14

Equity Compensation Plans
Information about the Corporation's equity compensation plans as of December 31, 2014 is set forth in Part III, Item 12 of this report, and is here incorporated by reference.
The following schedule summarizes the Corporation's total monthly share repurchase activity for the fourth quarter of 2014:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
October 1, 2014 to October 31, 2014	—	$—	—	500,000
November 1, 2014 to November 30, 2014	1,470	30.53	—	500,000
December 1, 2014 to December 31, 2014	7,140	29.44	—	500,000
Total	8,610	$29.62	—

(1)
Represents shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by employees who received shares of the Corporation's common stock in 2014 under the Corporation's share-based compensation plans, as these plans permit employees to use the Corporation's stock to satisfy such obligations based on the market value of the Corporation's stock on the date of vesting or date of exercise, as applicable.

Item 6. Selected Financial Data*.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Earnings Summary
Net interest income	$212,551	$196,647	$187,545	$183,853	$171,120
Provision for loan losses	6,100	11,000	18,500	26,000	45,600
Noninterest income	63,095	60,409	54,684	46,890	44,515
Operating expenses	179,925	164,948	151,921	144,493	138,845
Net income	62,121	56,808	51,008	43,050	23,090
Per Common Share Data
Net income — basic	$1.98	$2.02	$1.86	$1.57	$0.88
Net income — diluted	1.97	2.00	1.85	1.57	0.88
Cash dividends declared and paid	0.94	0.87	0.82	0.80	0.80
Book value at end of period	24.32	23.38	21.69	20.82	20.41
Market value at end of period	30.64	31.67	23.76	21.32	22.15
Common shares outstanding at year end	32,774	29,790	27,499	27,457	27,440
Balance Sheet Data (Year End)
Total assets	$7,322,143	$6,184,708	$5,917,252	$5,339,453	$5,246,209
Total loans	5,688,230	4,647,621	4,167,735	3,831,285	3,681,662
Total deposits	6,078,971	5,122,385	4,921,443	4,366,857	4,331,765
Short-term borrowings	389,467	327,428	310,463	303,786	242,703
Long-term Federal Home Loan Bank advances	—	—	34,289	43,057	74,130
Total shareholders' equity	797,133	696,500	596,341	571,729	560,078
Balance Sheet Averages
Total assets	$6,473,144	$5,964,592	$5,442,079	$5,304,098	$4,913,310
Total earning assets	6,095,064	5,628,969	5,116,127	4,971,704	4,618,012
Total loans	4,976,563	4,355,152	3,948,407	3,730,795	3,438,550
Total interest-bearing liabilities	4,349,977	4,181,921	3,868,108	3,874,811	3,685,186
Total deposits	5,339,422	4,964,082	4,464,062	4,349,873	4,017,230
Short-term borrowings	334,785	337,649	312,729	287,176	249,731
Long-term FHLB advances and subordinated debt	1,695	1,935	39,301	64,257	87,051
Total shareholders' equity	754,211	626,555	587,451	569,521	530,819
Performance Ratios
Net interest margin	3.59%	3.59%	3.76%	3.80%	3.80%
Return on average assets	0.96	0.95	0.94	0.81	0.47
Return on average shareholders' equity	8.2	9.1	8.7	7.6	4.3
Efficiency ratio	61.6	63.1	60.8	61.3	61.1
Dividend payout ratio	47.7	43.5	44.3	51.0	90.9
Consolidated Capital Ratios
Average shareholders' equity as a percentage of average assets	11.7%	10.5%	10.8%	10.7%	10.8%
Year end ratios:
Leverage ratio	9.3	9.9	9.2	9.0	8.4
Tier 1 risk-based capital ratio	11.1	12.7	12.0	12.1	11.6
Total risk-based capital ratio	12.4	14.0	13.2	13.3	12.9
Asset Quality
Net loan charge-offs	$9,489	$16,419	$22,342	$27,197	$36,911
Net loan charge-offs as a percentage of average loans	0.19%	0.38%	0.57%	0.73%	1.07%
Year end balances:
Allowance for loan losses — originated loans	$75,183	$78,572	$83,991	$86,733	$89,530
Allowance for loan losses — acquired loans	500	500	500	1,600	—
Total nonperforming loans	71,184	81,984	90,854	106,269	147,729
Total nonperforming assets	85,389	91,760	109,323	131,753	175,239
Year end ratios:
Allowance for loan losses as a percentage of total originated loans	1.51%	1.81%	2.22%	2.60%	2.86%
Allowance for loan losses as a percentage of nonperforming loans	106	96	92	82	61
Nonperforming loans as a percentage of total loans	1.25	1.76	2.18	2.77	4.01
Nonperforming assets as a percentage of total assets	1.17	1.48	1.85	2.47	3.34

*
Includes the impact of the acquisition of Northwestern Bancorp, Inc. (Northwestern) on October 31, 2014, the acquisition of 21 branch offices from Independent Bank on December 7, 2012 and the acquisition of O.A.K. Financial Corporation (OAK) on April 30, 2010. See Note 2 to the consolidated financial statements in Item 8 of this report for information on these acquisitions.

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
The principal markets for the Corporation's products and services are communities in Michigan where the branches of Chemical Bank are located and the areas immediately surrounding those communities. As of December 31, 2014, Chemical Bank served these markets through 178 banking offices located in 46 counties across Michigan's lower peninsula. In addition to its banking offices, Chemical Bank operated one loan production office and over 200 automated teller machines, both on- and off-bank premises. Chemical Bank operates through an internal organizational structure of four regional banking units. Chemical Bank's regional banking units are collections of branch banking offices organized by geographical regions within the State of Michigan.
The principal source of revenue for the Corporation is interest and fees on loans, which accounted for 72% of total revenue in 2014, 71% of total revenue in 2013 and 73% of total revenue in 2012. Interest on investment securities, service charges and fees on deposit accounts and wealth management revenue are also significant sources of revenue, which combined, accounted for 19% of total revenue in both 2014 and 2013 and 18% of total revenue in 2012. Revenue is influenced by overall economic factors including market interest rates, business and consumer spending, consumer confidence and competitive conditions in the marketplace.
ACQUISITIONS, PENDING ACQUISITIONS AND BRANCH CLOSINGS
Acquisition of Northwestern Bancorp, Inc.
On October 31, 2014, the Corporation acquired all of the outstanding stock of Northwestern Bancorp, Inc. (Northwestern) for total cash consideration of $121 million. Northwestern, a bank holding company which owned Northwestern Bank, provided traditional banking services and products through 25 banking offices serving communities in the northwestern lower peninsula of Michigan. As of the October 31, 2014 acquisition date, Northwestern added total assets of $815 million, including total loans of $475 million, and total deposits of $794 million to the Corporation. Northwestern Bank was consolidated with and into Chemical Bank as of the acquisition date. In connection with the acquisition of Northwestern, the Corporation recorded $60 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Northwestern. In addition, the Corporation recorded $12.9 million of core deposit intangible assets in conjunction with the acquisition.
Acquisition-related expenses associated with the acquisition of Northwestern totaled $5.8 million during 2014, which reduced net income per common share by $0.14 in 2014.
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

Acquisition of O.A.K. Financial Corporation
On April 30, 2010, the Corporation acquired O.A.K. Financial Corporation (OAK) for total consideration of $83.7 million. OAK, a bank holding company which owned Byron Bank, provided traditional banking services and products through 14 banking offices serving communities in Ottawa, Allegan and Kent counties in west Michigan. As of the April 30, 2010 acquisition date, OAK added total assets of $820 million, including total loans of $627 million, and total deposits of $693 million, including brokered deposits of $193 million, to the Corporation. The Corporation operated Byron Bank as a separate subsidiary from the acquisition date until July 23, 2010, the date Byron Bank was consolidated with and into Chemical Bank. In connection with the acquisition of OAK, the Corporation recorded goodwill of $43.5 million. Goodwill recorded was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and OAK. In addition, the Corporation recorded other intangible assets in conjunction with the acquisition of $9.8 million.
Pending Acquisition of Monarch Community Bancorp, Inc.
On October 31, 2014, the Corporation entered into an Agreement and Plan of Merger with Monarch Community Bancorp, Inc. (Monarch). Under the terms of the merger agreement, the Corporation will exchange 0.0982 shares of its common stock for each share of Monarch common stock outstanding, subject to adjustment in limited circumstances. Based on the closing price of the Corporation's common stock on December 31, 2014, the merger has a transaction value of approximately $27.0 million. Following the completion of the merger, the Corporation intends to consolidate Monarch Community Bank, Monarch's wholly-owned subsidiary bank, with and into Chemical Bank. At December 31, 2014, Monarch had total assets of $174 million, total loans of $130 million and total deposits of $142 million. Headquartered in Coldwater, Michigan, Monarch operates five full service banking offices in Coldwater, Marshall, Hillsdale and Union City, five loan production offices throughout central and southern Michigan and one loan production office in Angola, Indiana. Upon completion of the transaction, the Corporation expects to close one full service banking office and three loan production offices of Monarch. Customer accounts of these closed locations will be transferred to a nearby existing Chemical Bank office. The merger has received regulatory approval. Completion of the merger is subject to the approval of Monarch's shareholders and satisfaction of other customary closing conditions.
In connection with the pending merger, two purported Monarch stockholders have filed putative class action lawsuits against Monarch, its board of directors, Monarch Community Bank, the Corporation and Chemical Bank. Among other remedies, the plaintiffs seek to enjoin the merger. Monarch and the Corporation have entered into a memorandum of understanding with the plaintiffs regarding the settlement of these lawsuits, which is subject to court approval. If this litigation is not resolved, these lawsuits could prevent or delay completion of the merger and result in substantial costs to Monarch and the Corporation, including any costs associated with indemnification. Additional lawsuits may be filed against Monarch, the Corporation or the directors and officers of either company in connection with the merger. The defense or settlement of any lawsuit or claim that remains unresolved at the effective time of the merger may adversely affect Monarch's and the Corporation's business, financial condition, results of operations, cash flows and market price.
Pending Acquisition of Lake Michigan Financial Corporation
On January 5, 2015, the Corporation entered into an Agreement and Plan of Merger with Lake Michigan Financial Corporation (Lake Michigan). Under the terms of the merger agreement, each Lake Michigan shareholder will receive $16.64 in cash and 1.326 shares of the Corporation's common stock for each share of Lake Michigan common stock, subject to adjustment in limited circumstances. Based on the 30-day volume weighted price per share of the Corporation's common stock as of January 5, 2015, the merger has a transaction value of approximately $184.1 million. Following the completion of the merger, the Corporation intends to consolidate Lake Michigan's wholly-owned subsidiary banks, The Bank of Holland and The Bank of Northern Michigan, with and into Chemical Bank. At December 31, 2014, Lake Michigan had total assets of $1.2 billion, total loans of $959 million and total deposits of $956 million, including brokered deposits of $270 million. Lake Michigan operates five full service banking offices in Holland, Grand Haven, Grand Rapids, Petoskey and Traverse City, Michigan. Upon completion of the transaction, the Corporation expects to close one of Lake Michigan's full service banking offices and transfer customer accounts to a nearby existing Chemical Bank office. Completion of the merger is subject to regulatory approval and the approval of Lake Michigan's shareholders, in addition to satisfaction of other customary closing conditions.
Branch Closings
In conjunction with the acquisition of Northwestern, the Corporation closed four branches in communities where Northwestern and Chemical Bank had overlapping branches. The Corporation did not recognize any expense as a result of closing these branch office locations. The majority of the employees of these four closed branch offices were transferred to other nearby Chemical Bank branch locations or other open positions within Chemical Bank.
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
The significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements included in Item 8 of this report. These policies, along with the disclosures presented in the other notes to the consolidated financial statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations," provide information on how significant assets and liabilities are measured in the consolidated financial statements and how those measurements are determined. Based on the techniques used and the sensitivity of financial statement amounts to the methods, estimates and assumptions underlying those amounts, management has identified the determination of the allowance for loan losses, accounting for business combinations (including acquired loans), pension plan accounting, income and other taxes, the evaluation of goodwill impairment and fair value measurements to be the accounting areas that require the most subjective or complex judgments, and as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Management reviews the following critical accounting policies with the Audit Committee of the board of directors at least annually.
Allowance for Loan Losses
The allowance for loan losses (allowance) is calculated with the objective of maintaining a reserve sufficient to absorb losses inherent in the loan portfolio. Loans represent the Corporation's largest asset type on the consolidated statements of financial position. The determination of the amount of the allowance is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected cash flows and collateral values on impaired loans, estimated losses on non-impaired loans in the commercial loan portfolio (comprised of commercial, commercial real estate, real estate construction and land development loans) and on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The principal assumption used in deriving the allowance is the estimate of a loss percentage for each type of loan. In determining the allowance and the related provision for loan losses, the Corporation considers four principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired loans in the commercial loan portfolio, (ii) reserves established for adversely-rated loans in the commercial loan portfolio and nonaccrual residential mortgage, consumer installment and home equity loans, (iii) reserves, by loan classes, on all other loans based principally on a five-year historical loan loss experience, loan loss trends and giving consideration to estimated loss emergence periods, and (iv) an unallocated allowance based on the imprecision in the allowance methodology for loans collectively evaluated for impairment. It is extremely difficult to identify and accurately measure the amount of losses that are inherent in the Corporation's loan portfolio. The Corporation uses a defined methodology to quantify the necessary allowance and related provision for loan losses, but there can be no assurance that the methodology will successfully identify and estimate all of the losses that are inherent in the loan portfolio. Such methodology utilizes historical loss experience (net charge-offs) adjusted for qualitative factors, including trends in credit quality and the overall economic environment in the Corporation's markets. These qualitative factors include many estimates and judgments. As a result, the Corporation could record future provisions for loan losses that may be significantly different than the levels that have been recorded in the three-year period ended December 31, 2014. Notes 1 and 4 to the consolidated financial statements further describe the methodology used to determine the allowance. In addition, a discussion of the factors driving changes in the amount of the allowance is included under the subheading "Allowance for Loan Losses" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."
The Corporation has a loan review function that is independent of the loan origination function. At least annually, the loan review function reviews management's evaluation of the allowance and performs a detailed credit quality review, including analysis of collateral values, of loans in the commercial loan portfolio, particularly focusing on larger balance loans and loans that have deteriorated below certain levels of credit risk. In many cases, the estimate of collateral values includes significant judgments and assumptions.

Accounting for Business Combinations
Pursuant to the guidance of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations (ASC 805), the Corporation recognizes assets acquired, including identified intangible assets, and the liabilities assumed in acquisitions at their fair values as of the acquisition date, with the acquisition-related transaction and restructuring costs expensed in the period incurred. Determining the fair value of assets acquired and liabilities assumed often involves estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates, discount rates, multiples of earnings or other relevant factors. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective.
Accounting for Acquired Loans
ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30), provides the GAAP guidance for accounting for loans acquired in a business combination that have experienced a deterioration in credit quality from origination to acquisition for which it is probable that the purchaser will be unable to collect all contractually required payments receivable, including both principal and interest.
Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be impaired. In the assessment of credit quality deterioration, the Corporation must make numerous assumptions, interpretations and judgments using internal and third-party credit quality information to determine whether or not it is probable that the Corporation will be able to collect all contractually required payments. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved. Evidence of credit quality deterioration as of the acquisition date may include statistics such as past due and nonaccrual status, recent borrower credit scores and loan-to-value percentages. Those loans that qualify under ASC 310-30 are recorded at fair value at acquisition, which involves estimating the expected cash flows to be received. Accordingly, the associated allowance for loan losses related to these loans is not carried over at the acquisition date. ASC 310-30 also allows investors to aggregate acquired loans into loan pools that have common risk characteristics and use a composite interest rate and expectation of cash flows to be collected for the loan pools. The Corporation understands, as outlined in the American Institute of Certified Public Accountants' open letter to the Office of the Chief Accountant of the SEC dated December 18, 2009, and pending further standard setting, that for acquired loans that do not meet the scope criteria of ASC 310-30, a company may elect to account for such acquired loans pursuant to the provisions of either ASC Topic 310-20, Nonrefundable Fees and Other Costs, or ASC 310-30. The Corporation elected to apply ASC 310-30, by analogy, to loans acquired in the Northwestern and OAK acquisitions that were determined not to have deteriorated credit quality, and therefore, did not meet the scope criteria of ASC 310-30. Accordingly, the Corporation follows the accounting and disclosure guidance of ASC 310-30 for these loans. Notes 1, 2 and 4 to the consolidated financial statements contain additional information related to loans acquired in the Northwestern and OAK acquisitions.
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

Pension Plan Accounting
The Corporation has a defined benefit pension plan for certain salaried employees. Effective June 30, 2006, benefits under the defined benefit pension plan were frozen for approximately two-thirds of the Corporation's salaried employees as of that date. Pension benefits continued unchanged for the remaining salaried employees. At December 31, 2014, 179 employees, or 9.0% of total employees on a full-time equivalent basis, were earning pension benefits under the defined benefit pension plan. The Corporation's pension benefit obligations and related costs are calculated using actuarial concepts and measurements. Benefits under the plan are based on years of vested service, age and amount of compensation. Assumptions are made concerning future events that will determine the amount and timing of required benefit payments, funding requirements and pension expense.
The key actuarial assumptions used in the pension plan are the discount rate and long-term rate of return on plan assets. These assumptions have a significant effect on the amounts reported for net periodic pension expense, as well as the respective benefit obligation amounts. The Corporation evaluates these critical assumptions annually. At December 31, 2014, 2013 and 2012, the Corporation calculated a discount rate of 4.15%, 5.00% and 4.08%, respectively, for the pension plan using the results from a bond matching technique, which matched the future estimated annual benefit payments of the pension plan against a portfolio of bonds of Aa quality to determine the discount rate.
The assumed long-term rate of return on pension plan assets represents an estimate of long-term returns on an investment portfolio consisting primarily of equity and fixed income investments. When determining the expected long-term return on pension plan assets, the Corporation considers long-term rates of return on the asset classes in which the Corporation expects the pension funds to be invested. The expected long-term rate of return is based on both historical and forecasted returns of the overall stock and bond markets and the actual portfolio. The difference between the expected return and the actual return on pension plan assets during the year is either an asset gain or loss, which is deferred and amortized over future periods when determining net periodic pension expense. The Corporation's projection of the long-term return on pension plan assets was 7.0% in 2014, 2013 and 2012, while the actual return on pension plan assets was 4.7%, 18.2% and 8.6% in 2014, 2013 and 2012, respectively.
Other assumptions made in the pension plan calculations involve employee demographic factors, such as retirement patterns, mortality, turnover and the rate of compensation increase.
The key actuarial assumptions that will be used to calculate pension expense in 2015 for the defined benefit pension plan are a discount rate of 4.15%, a long-term rate of return on pension plan assets of 7.0% and a rate of compensation increase of 3.5%. The Corporation is expected to have pension expense of $1.5 million in 2015, compared to none in 2014. The expected increase in pension expense in 2015, as compared to 2014, is attributable to a combination of a decrease in the discount rate and a change in the mortality tables used to estimate life expectancy. In 2015, a decrease in the discount rate of 50 basis points and 100 basis points is estimated to increase pension expense by $0.3 million and $1.2 million, respectively, while an increase of 50 basis points and 100 basis points is estimated to decrease pension expense by approximately the same amounts. Although it was not required to do so, in order to reduce pension expense, the Corporation made contributions to the pension plan of $15 million in 2013 and $12 million in 2012. The Corporation did not make a pension contribution in 2014.
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
The Corporation accounts for its defined benefit pension and other postretirement plans in accordance with ASC Topic 715, Compensation-Retirement Benefits, which requires companies to recognize the over- or under-funded status of a plan as an asset or liability as measured by the difference between the fair value of the plan assets and the projected benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). The impact of pension plan accounting on the statements of financial position at December 31, 2014 and 2013 is further discussed in Note 16 to the consolidated financial statements.

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
On a quarterly basis, management assesses the reasonableness of its effective federal income tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year, including the impact of any discrete items that have occurred. Deferred tax assets and liabilities are reassessed on a quarterly basis, including the need for a valuation allowance for deferred tax assets. The need for reserves for uncertain tax positions is reviewed quarterly based upon developments in tax law and the status of examinations or audits. As of December 31, 2014 and 2013, there were no federal income tax reserves recorded for uncertain tax positions.
Goodwill
At December 31, 2014, the Corporation had $180.1 million of goodwill, which was originated through the acquisition of various banks and bank branches, recorded on the consolidated statement of financial position. Goodwill is not amortized, but rather is tested by management annually for impairment, or more frequently if triggering events occur and indicate potential impairment, in accordance with ASC Topic 350-20, Goodwill (ASC 350-20). The Corporation's goodwill impairment assessment utilizes the methodology and guidelines established in GAAP, including assumptions regarding the valuation of Chemical Bank.
The Corporation performed its 2014 annual goodwill impairment assessment at October 31, 2014 utilizing the quantitative assessment approach to perform a Step 1 valuation of its goodwill as of that date. The fair value of Chemical Bank as of October 31, 2014 was measured utilizing the income and market approaches as prescribed in ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820). GAAP identifies the cost approach as another acceptable method; however, the cost approach was not deemed an effective method to value a financial institution. The cost approach estimates a company's value by adjusting the reported values of assets and liabilities to their fair values. It is the Corporation's opinion that financial institutions cannot be liquidated in an efficient manner. Estimating the fair value of loans is a very difficult process and subject to a wide margin of error unless done on a loan by loan basis. Voluntary liquidations of financial institutions are not typical. More commonly, if a financial institution is liquidated, it is due to being taken over by the Federal Deposit Insurance Corporation (FDIC). The value of Chemical Bank was based as a going concern and not as a liquidation.
The income approach uses valuation techniques to convert future amounts (cash flows or earnings) to a single, discounted amount. The income approach includes present value techniques, option-pricing models, such as the Black-Scholes formula and lattice models, and the multi-period excess-earnings method. In the valuation of Chemical Bank, the income approach utilized the discounted cash flow method based upon a forecast of growth and earnings. Cash flows are measured by using projected earnings, projected dividends and dividend paying capacity over a five-year period. In addition to estimating periodic cash flows, an estimate of residual value is determined through the capitalization of earnings. The income approach assumed cost savings and earnings enhancements that a strategic acquiror would likely implement based upon typical participant assumptions of market transactions. The discount rate is critical to the discounted cash flow analysis. The discount rate reflects the risk of uncertainty associated with the cash flows and a rate of return that investors would require from similar investments with similar risks. At the valuation date of October 31, 2014, a discount rate of 15.25% was utilized in the income approach. The discount rate utilized is slightly higher than the discount rate utilized for the October 31, 2013 valuation to account for the risk associated with successfully integrating Northwestern and meeting the projected financial performance of the Corporation.

The market approach uses observable prices and other relevant information that are generated by market transactions involving identical or comparable assets or liabilities. The fair value measure is based on the value that those transactions indicate utilizing both financial and operating characteristics of the acquired companies. The most significant financial ratio analyzed in completed transactions involved the price to tangible book value. The market approach utilized a price to tangible book value of 175% at the valuation date of October 31, 2014. The price to tangible book value is slightly higher than the amount utilized for the October 31, 2013 valuation due to increases in the average pricing multiples for comparable institutions.
The fair value of Chemical Bank was estimated by giving equal weight to the income approach and a range of values in the market approach. As a result, the fair value of Chemical Bank was determined to be slightly above the income approach and within the range of values in the market approach value range. The results of the valuation analysis concluded that the fair value of Chemical Bank was greater than its book value, including goodwill, and thus no goodwill impairment was evident at the valuation date of October 31, 2014. The weighted average of the fair values determined under the income and market approaches resulted in a slight premium compared to the market capitalization of the Corporation at the valuation date. The Corporation is publicly traded and, therefore, the price per share of its common stock as reported on The NASDAQ Stock Market® establishes the marketable minority value. It is management's opinion that the marketable minority value does not always represent the fair value of the reporting unit as a whole and that an adjustment to the marketable minority value for the acquiror's control is generally considered in the assessment of fair value. The market capitalization of the Corporation was $1.00 billion on December 31, 2014, compared to $976 million on October 31, 2014. The Corporation determined that no triggering events occurred that indicated potential impairment of goodwill from the most recent valuation date through December 31, 2014 and that the Corporation's goodwill was not impaired at December 31, 2014. However, the Corporation could incur impairment charges related to goodwill in the future due to changes in financial results or other matters that could affect the valuation assumptions.
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
Accounting Standards Updates
See Note 1 to the consolidated financial statements included in this report for details of accounting pronouncements adopted by the Corporation during 2014 and recently issued and pending accounting pronouncements and their impact on the Corporation's financial statements.

NON-GAAP FINANCIAL MEASURES
This report contains references to financial measures which are not defined in GAAP. Such non-GAAP financial measures include the Corporation's tangible equity to assets ratio, presentation of net interest income and net interest margin on a fully taxable equivalent (FTE) basis and information presented excluding nonrecurring transaction-related expenses, including net income, diluted earnings per share, return on average assets, return on average shareholders' equity and operating expenses. These non-GAAP financial measures have been included as the Corporation believes they are helpful for investors to analyze and evaluate the Corporation's financial condition.
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
NET INCOME
Net income was $62.1 million, or $1.97 per diluted share, in 2014, compared to net income of $56.8 million, or $2.00 per diluted share, in 2013 and net income of $51.0 million, or $1.85 per diluted share, in 2012. Net income included nonrecurring transaction-related expenses of $6.4 million in 2014 associated with the acquisition of Northwestern and the pending acquisitions of Monarch and Lake Michigan and $2.9 million in 2012 associated with the branch acquisition transaction. Excluding nonrecurring transaction-related expenses, net income was $66.7 million, an increase of 17% over 2013, with the increase primarily attributable to an increase in net interest income, a decrease in the provision for loan losses and the impact of the acquisition of Northwestern, which were partially offset by an increase in operating expenses. Excluding nonrecurring transaction-related expenses, net income in 2013 represented a 7% increase from 2012 net income, with the increase primarily attributable to an increase in net interest income and noninterest income and a decrease in the provision for loan losses, which were partially offset by an increase in operating expenses.
The Corporation's return on average assets was 0.96% in 2014, 0.95% in 2013 and 0.94% in 2012. The Corporation's return on average shareholders' equity was 8.2% in 2014, 9.1% in 2013 and 8.7% in 2012. The decrease in return on average shareholders' equity in 2014, compared to 2013, was primarily attributable to increases in shareholders' equity resulting from the Corporation's September 2013 and June 2014 common equity offerings and nonrecurring transaction-related expenses. Nonrecurring transaction-related expenses of $6.4 million in 2014 reduced the Corporation's return on average assets by 7 basis points and return on average shareholders' equity by 60 basis points.
ASSETS
Total assets were $7.32 billion at December 31, 2014, an increase of $1.14 billion, or 18%, from total assets at December 31, 2013 of $6.18 billion. The increase in total assets during 2014 was primarily attributable to the acquisition of Northwestern, which increased the Corporation's total assets by $815 million as of the acquisition date. The increase in total assets was also partially attributable to an increase in customer deposits that were utilized to partially fund loan growth.
Average assets were $6.47 billion during 2014, an increase of $509 million, or 8.5%, from average assets of $5.96 billion during 2013. Average assets during 2013 increased $523 million, or 9.6%, from average assets of $5.44 billion during 2012. The increase in average assets during 2014, as compared to 2013, was largely attributable to an increase in customer deposits that were utilized to partially fund loan growth, although also attributable to the $794 million of deposits acquired in the Northwestern transaction. Excluding the $794 million of deposits acquired in the Northwestern transaction on October 31, 2014, average customer deposits were approximately $250 million higher in 2014 than 2013. The increase in average assets during 2013, as compared to 2012, was primarily attributable to the branch acquisition transaction completed on December 7, 2012, which increased assets by approximately $400 million at the acquisition date.

INVESTMENT SECURITIES
Information about the Corporation's investment securities portfolio is summarized in Tables 1 and 2. The following table summarizes the maturities and yields of the carrying value of investment securities by investment category, and fair value by investment category, at December 31, 2014:
TABLE 1. MATURITIES AND YIELDS(1) OF INVESTMENT SECURITIES AT DECEMBER 31, 2014

	Maturity(2)
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total Carrying Value(3)		Total Fair Value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury securities	$2,513	0.15%	$5,746	0.95%	$—	—%	$—	—%	$8,259	0.71%	$8,259
Government sponsored agencies	29,356	0.45	230,514	0.99	3,401	0.84	232	0.89	263,503	0.92	263,503
State and political subdivisions	14,676	1.57	23,638	4.56	7,913	5.47	—	—	46,227	3.77	46,227
Residential mortgage-backed securities	55,541	1.38	140,084	1.35	42,347	1.38	1,835	2.66	239,807	1.37	239,807
Collateralized mortgage obligations	57,341	0.93	77,482	1.00	8,226	1.45	1,334	1.67	144,383	1.00	144,383
Corporate bonds	35,048	1.87	10,047	1.54	—	—	—	—	45,095	1.80	45,095
Preferred stock	—	—	—	—	—	—	1,590	5.58	1,590	5.58	1,590
Total investment securities available-for-sale	194,475	1.19	487,511	1.28	61,887	1.88	4,991	3.24	748,864	1.32	748,864
Held-to-Maturity:
State and political subdivisions	37,069	2.51	131,711	3.01	96,736	4.05	40,397	4.69	305,913	3.49	308,650
Trust preferred securities	—	—	—	—	—	—	10,500	3.91	10,500	3.91	7,090
Total investment securities held-to-maturity	37,069	2.51	131,711	3.01	96,736	4.05	50,897	4.53	316,413	3.51	315,740
Total investment securities	$231,544	1.40%	$619,222	1.65%	$158,623	3.20%	$55,888	4.42%	$1,065,277	1.97%	$1,064,604

(1)
Yields are weighted by amount and time to contractual maturity, are on a taxable equivalent basis using a 35% federal income tax rate and are based on carrying value. Yields disclosed are actual yields based on carrying value at December 31, 2014. Approximately 16% of the Corporation's investment securities at December 31, 2014 were variable-rate financial instruments.

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

The following table summarizes the carrying value of investment securities at December 31, 2014, 2013 and 2012:
TABLE 2. SUMMARY OF INVESTMENT SECURITIES

	December 31,
	2014	2013	2012
	(In thousands)
Available-for-Sale:
U.S. Treasury securities	$8,259	$—	$—
Government sponsored agencies	263,503	93,763	97,557
State and political subdivisions	46,227	43,798	49,965
Residential mortgage-backed securities	239,807	299,366	99,411
Collateralized mortgage obligations	144,383	180,941	263,592
Corporate bonds	45,095	65,275	69,795
Preferred stock	1,590	1,427	6,489
Total investment securities available-for-sale	748,864	684,570	586,809
Held-to-Maturity:
State and political subdivisions	305,913	263,405	219,477
Trust preferred securities	10,500	10,500	10,500
Total investment securities held-to-maturity	316,413	273,905	229,977
Total investment securities	$1,065,277	$958,475	$816,786
The carrying value of investment securities totaled $1.07 billion at December 31, 2014, an increase of $106.8 million, or 11.1%, from investment securities of $958.5 million at December 31, 2013. The increase in investment securities during 2014 was attributable to $230 million of investment securities acquired in the Northwestern transaction as of the acquisition date, comprised primarily of debt instruments sponsored or backed by U.S. government agencies, which was partially offset by the Corporation utilizing maturing investment securities of $123 million in 2014 to partially fund loan growth. The Corporation increased its holdings in state and political subdivisions in 2013 and 2014, as it was able to identify municipal investments within its operating markets that both meet its investment objectives and provide an attractive yield when compared to other investment securities options. Investment securities increased $142 million, or 17%, during 2013, with the increase primarily attributable to the Corporation deploying a portion of cash acquired in the branch acquisition transaction into investment securities to obtain a higher yield than the 25 basis points it would have received by maintaining these excess funds at the Federal Reserve Bank (FRB).
At December 31, 2014, the Corporation's investment securities portfolio consisted of: U.S. Treasury securities, comprised of fixed-rate government debt instruments issued by the U.S. Department of Treasury, totaling $8.3 million, government sponsored agency (GSA) debt obligations, comprised primarily of fixed-rate instruments backed by Federal Home Loan Banks, Federal Farm Credit Banks and Student Loan Marketing Corporation, totaling $263.5 million; state and political subdivisions debt obligations, comprised primarily of general debt obligations of issuers primarily located in the State of Michigan, totaling $352.1 million; residential mortgage-backed securities (MBSs), comprised primarily of fixed-rate instruments backed by a U.S. government agency (Government National Mortgage Association) or government sponsored enterprises (Federal Home Loan Mortgage Corporation and Federal National Mortgage Association), totaling $239.8 million; collaterized mortgage obligations (CMOs), comprised of approximately 70% fixed-rate and 30% variable-rate instruments backed by the same U.S. government agency and government sponsored enterprises as the residential MBSs, with average maturities of less than three years, totaling $144.4 million; corporate bonds, comprised primarily of debt obligations of large U.S. global financial organizations, totaling $45.1 million; preferred stock securities, comprised of preferred stock debt instruments of two large regional/national banks, totaling $1.6 million; and trust preferred securities (TRUPs), comprised of a 100% interest in a variable-rate TRUP of a small non-public bank holding company in Michigan totaling $10.0 million and another variable-rate TRUP investment totaling $0.5 million. Variable-rate instruments comprised 16% of the Corporation's investment securities portfolio at December 31, 2014.
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
The Corporation's investment securities portfolio, with a carrying value of $1.07 billion at December 31, 2014, had gross impairment of $11.3 million at that date. Management believed that the unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates on the investment securities and market illiquidity, and not as a result of credit-related issues. Accordingly, the Corporation believed the impairment in its investment securities portfolio at December 31, 2014 was temporary in nature, and therefore, no impairment loss was recognized in the Corporation's consolidated statement of income in 2014. However, other-than-temporary impairment (OTTI) may occur in the future as a result of material declines in the fair value of investment securities resulting from market, credit, economic or other conditions. A further discussion of the assessment of potential impairment and the Corporation's process that resulted in the conclusion that the impairment was temporary in nature follows.
At December 31, 2014, the gross impairment in the Corporation's investment securities portfolio of $11.3 million was comprised as follows: GSA securities, residential MBSs and CMOs, combined, of $3.2 million, state and political subdivisions securities of $4.6 million and trust preferred securities of $3.4 million. The Corporation's U.S. Treasury securities and corporate bonds also had combined impairment of less than $0.1 million. The amortized costs and fair values of investment securities are disclosed in Note 3 to the consolidated financial statements.
GSA securities, residential MBSs and CMOs, included in the available-for-sale investment securities portfolio, had a combined amortized cost of $649.4 million and gross impairment of $3.2 million at December 31, 2014. Virtually all of the impaired investment securities in these categories are backed by the full faith and credit of the U.S. government or a guarantee of a U.S. government agency or government sponsored enterprise. The Corporation determined that the impairment on these investment securities was attributable to current market interest rates being higher than the yields being earned on these investment securities. The Corporation concluded that the impairment of its GSA securities, residential MBSs and CMOs was temporary in nature at December 31, 2014.
State and political subdivisions securities, included in both the available-for-sale and held-to-maturity investment securities portfolios, had an amortized cost of $351.1 million and gross impairment of $4.6 million at December 31, 2014. The Corporation's state and political subdivisions securities are almost entirely from issuers primarily located in the State of Michigan and are general obligations of the issuer, meaning that repayment of these obligations is funded by general tax collections of the issuer. The Corporation holds no debt obligations issued by the City of Detroit, Michigan. The gross impairment was attributable to impaired state and political subdivisions securities with an amortized cost of $104 million that generally mature beyond 2018. It was the Corporation's assessment that the impairment on these investment securities was attributable to current market interest rates being slightly higher than the yield on these investment securities, illiquidity in the market for a portion of these investment securities caused by the market's perception of the Michigan economy, and illiquidity in the market due to the nature of a portion of these investment securities. The Corporation concluded that the impairment of its state and political subdivisions securities was temporary in nature at December 31, 2014.
At December 31, 2014, the Corporation held two TRUPs in the held-to-maturity investment securities portfolio, with a combined amortized cost of $10.5 million and gross impairment of $3.4 million. Management reviewed available financial information of the issuers of the TRUPs as of December 31, 2014. One TRUP, with an amortized cost of $10.0 million, represents a 100% interest in a TRUP of a non-public bank holding company in Michigan. At December 31, 2014, the Corporation determined that the fair value of this TRUP was $6.8 million. The second TRUP, with an amortized cost of $0.5 million, represents a 10% interest in the TRUP of another non-public bank holding company in Michigan. At December 31, 2014, the Corporation determined the fair value of this TRUP was $0.3 million. The fair value measurements of the two TRUP investments were developed based upon market pricing observations of much larger banking institutions in an illiquid market adjusted by risk measurements. The fair values of the Corporation's TRUPs were based upon both observable inputs and appropriate risk adjustments that would be made by market participants. See the additional discussion of the development of the fair values of the TRUPs in Note 3 to the consolidated financial statements.
The issuer of the $10.0 million TRUP reported net income in each of the three years ended December 31, 2014 and was categorized as well-capitalized under applicable regulatory requirements during that time. Based on an analysis of financial information provided by the issuer, it was the Corporation's opinion that, as of December 31, 2014, this issuer appeared to be a financially sound financial institution with sufficient liquidity to meet its financial obligations in 2015. The Corporation is not aware of any material adverse changes in the issuer's financial performance since the TRUP was issued and purchased by the Corporation nor any indication that any material adverse trends were developing that would suggest that the issuer would be unable to make all future principal and interest payments under the TRUP. Quarterly common stock cash dividends have consistently been paid by the issuer and the Corporation understands that the issuer's management anticipates cash dividends to continue to be paid in the future. The principal of $10.0 million of this TRUP matures in 2038, with interest payments of 360 basis points over the three-

month London Interbank Offered Rate (LIBOR) due quarterly. All scheduled interest payments on this TRUP have been made on a timely basis. At December 31, 2014, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer or its subsidiaries. In reviewing all reasonably available financial information regarding the issuer, including past performance and its financial and liquidity position, it was the Corporation's opinion that the estimated future cash flows of the issuer supported the carrying value of the TRUP at its original cost of $10.0 million at December 31, 2014. While the total fair value of the TRUP was $3.2 million below the Corporation's amortized cost at December 31, 2014, the Corporation concluded that, based on the overall financial condition of the issuer, the impairment was temporary in nature at December 31, 2014.
The issuer of the $0.5 million TRUP reported net income in 2013 and for the first three quarters of 2014, compared to a small net loss in 2012. At December 31, 2014, the issuer was categorized as well-capitalized under applicable regulatory requirements. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly. All scheduled interest payments on this TRUP have been made on a timely basis. At December 31, 2014, the Corporation was not aware of any regulatory issues, memorandums of understanding or cease and desist orders that had been issued to the issuer of this TRUP or any subsidiary. In reviewing all reasonably available financial information regarding the $0.5 million TRUP, it was the Corporation's opinion that the carrying value of this TRUP at its original cost of $0.5 million was supported by the issuer's financial position at December 31, 2014. While the fair value of the TRUP was $0.2 million below the Corporation's amortized cost at December 31, 2014, the Corporation concluded that the impairment was temporary in nature at December 31, 2014.
At December 31, 2014, the Corporation expected to fully recover the entire amortized cost basis of each impaired investment security in its investment securities portfolio at that date. Furthermore, at December 31, 2014, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation would not have to sell any of its impaired investment securities before a full recovery of amortized cost. However, there can be no assurance that OTTI losses will not be recognized on the TRUPs or on any other investment security in the future.
LOANS
The Corporation's loan portfolio is comprised of commercial, commercial real estate, real estate construction and land development loans, referred to as the Corporation's commercial loan portfolio, and residential mortgage, consumer installment and home equity loans, referred to as the Corporation's consumer loan portfolio. At December 31, 2014, the Corporation's loan portfolio was $5.69 billion and consisted of loans in the commercial loan portfolio totaling $3.08 billion, or 54% of total loans, and loans in the consumer loan portfolio totaling $2.60 billion, or 46% of total loans. Loans at fixed interest rates comprised 77% of the Corporation's total loan portfolio at December 31, 2014, compared to 76% at December 31, 2013 and 73% at December 31, 2012.
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
Total loans were $5.69 billion at December 31, 2014, an increase of $1.04 billion, or 22.4%, from total loans of $4.65 billion at December 31, 2013. The increase in total loans was attributable to organic loan growth of $565 million, or 12.2%, and $475 million of loans acquired in the Northwestern transaction. Total loans increased $480 million, or 11.5%, during 2013, from total loans of $4.17 billion at December 31, 2012. Organic loan growth during 2014 and 2013 generally occurred across all major loan categories and across all of the Corporation's banking markets and was attributable to a combination of improving economic conditions and higher loan demand, as well as the Corporation increasing its market share in both its commercial and consumer loan portfolios. The Northwestern transaction added commercial loans of $46 million, commercial real estate loans of $223 million, real estate construction loans of $3 million, land development loans of $11 million, residential real estate loans of $106 million, consumer installment loans of $6 million and home equity loans of $80 million as of the October 31, 2014 acquisition date.

Table 3 includes the composition of the Corporation's loan portfolio, by major loan category, as of December 31 for each of the past five years.
TABLE 3. SUMMARY OF LOANS

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Commercial loan portfolio:
Commercial	$1,354,881	$1,176,307	$1,002,722	$895,150	$818,997
Commercial real estate	1,557,648	1,232,658	1,161,861	1,071,999	1,076,971
Real estate construction	152,745	89,795	62,689	73,355	89,234
Land development	18,750	20,066	37,548	44,821	53,386
Subtotal — commercial loan portfolio	3,084,024	2,518,826	2,264,820	2,085,325	2,038,588
Consumer loan portfolio:
Residential mortgage	1,110,390	960,423	883,835	861,716	798,046
Consumer installment	829,570	644,769	546,036	484,058	503,132
Home equity	664,246	523,603	473,044	400,186	341,896
Subtotal — consumer loan portfolio	2,604,206	2,128,795	1,902,915	1,745,960	1,643,074
Total loans	$5,688,230	$4,647,621	$4,167,735	$3,831,285	$3,681,662
A discussion of the Corporation's loan portfolio by category follows.
Commercial Loan Portfolio
The Corporation's commercial loan portfolio is comprised of commercial loans, commercial real estate loans, real estate construction loans and land development loans. The Corporation's commercial loan portfolio is well diversified across business lines and has no concentration in any one industry. The commercial loan portfolio of $3.08 billion at December 31, 2014 included 89 loan relationships of $5.0 million or greater. These 89 loan relationships totaled $883 million and represented 29% of the commercial loan portfolio at December 31, 2014 and included 30 loan relationships that had outstanding balances of $10 million or higher, totaling $469 million, or 15% of the commercial loan portfolio, at that date. The Corporation had 4 loan relationships that had outstanding balances of $20 million or higher, totaling $96 million, or 3% of the commercial loan portfolio, at December 31, 2014. The Corporation had 10 loan relationships at December 31, 2014 with loan balances greater than $5.0 million and less than $10 million, totaling $75 million, that had unfunded credit amounts totaling $121 million that, if advanced, could result in a loan relationship of $10 million or more.
Table 4 presents the maturity distribution of the Corporation's $3.08 billion commercial loan portfolio at December 31, 2014. The percentage of these loans maturing within one year was 28% at December 31, 2014, while the percentage of these loans maturing beyond five years remained low at 16% at December 31, 2014. At December 31, 2014, loans in the commercial loan portfolio with maturities beyond one year totaled $2.21 billion, with 77% of these loans at fixed interest rates.
TABLE 4. COMPARISON OF LOAN MATURITIES AND INTEREST SENSITIVITY

	December 31, 2014
	Due In
	1 Year or Less	1 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Loan maturities:
Commercial	$629,880	$525,338	$199,663	$1,354,881
Commercial real estate	206,123	1,126,138	225,387	1,557,648
Real estate construction and land development	38,779	66,344	66,372	171,495
Total	$874,782	$1,717,820	$491,422	$3,084,024
Percent of total	28%	56%	16%	100%
Interest sensitivity of above loans:
Fixed interest rates	$230,324	$1,329,501	$381,252	$1,941,077
Variable interest rates	644,458	388,319	110,170	1,142,947
Total	$874,782	$1,717,820	$491,422	$3,084,024

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
Commercial loans were $1.35 billion at December 31, 2014, an increase of $178.6 million, or 15.2%, from commercial loans of $1.18 billion at December 31, 2013. Commercial loans increased $173.6 million, or 17.3%, during 2013 from commercial loans of $1.00 billion at December 31, 2012. Excluding $46 million of commercial loans acquired in the Northwestern transaction, commercial loans increased $132.7 million, or 11.3%, during 2014. Commercial loans represented 23.8% of the Corporation's loan portfolio at December 31, 2014, compared to 25.3% and 24.1% at December 31, 2013 and 2012, respectively.
Commercial real estate loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Commercial real estate loans were $1.56 billion at December 31, 2014, an increase of $325.0 million, or 26.4%, from commercial real estate loans of $1.23 billion at December 31, 2013. The increase in commercial real estate loans during 2014 was largely due to the Northwestern transaction. Excluding $223 million of commercial real estate loans acquired in the Northwestern transaction, commercial real estate loans increased $102.7 million, or 8.3%, during 2014. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 53%, 44% and 3%, respectively, of the Corporation's commercial real estate loans outstanding at December 31, 2014. Commercial real estate loans increased $70.8 million, or 6.1%, during 2013 from commercial real estate loans of $1.16 billion at December 31, 2012. Commercial real estate loans represented 27.4% of the Corporation's loan portfolio at December 31, 2014, compared to 26.5% and 27.9% at December 31, 2013 and 2012, respectively.
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
Real estate construction loans are primarily originated for construction of commercial properties and often convert to a commercial real estate loan at the completion of the construction period. Real estate construction loans were $152.7 million at December 31, 2014, an increase of $63.0 million, or 70%, from real estate construction loans of $89.8 million at December 31, 2013. The increase in real estate construction loans during 2014 was largely attributable to advances on new and existing commercial construction projects, representing a combination of owner and non-owner occupied commercial properties. Real estate construction loans increased $27.1 million, or 43%, during 2013 from real estate construction loans of $62.7 million at December 31, 2012. Real estate construction loans represented 2.7% of the Corporation's loan portfolio at December 31, 2014, compared to 1.9% and 1.5% at December 31, 2013 and 2012, respectively.
Land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. A majority of the Corporation's land development loans consist of loans to develop residential real estate. Land development loans are generally originated with the intention that the loans will be repaid through the sale of finished properties by the developers within twelve months of the completion date. Land development loans were $18.8 million at December 31, 2014, a decrease of $1.3 million, or 6.6%, from land development loans of $20.1 million at December 31, 2013. Excluding $11 million of land development loans acquired in the Northwestern transaction, these loans decreased $12 million, or 60%, during 2014. Land development loans decreased $17.4 million, or 47%, during 2013 from land development loans of $37.5 million at December 31, 2012. The decreases in land development loans during 2014 and 2013 were largely due to the Corporation receiving payments on loans resulting from the sales of both unimproved land and finished properties by the developers. Land development loans represented 0.3% of the Corporation's loan portfolio at December 31, 2014, compared to 0.4% and 0.9% at December 31, 2013 and 2012, respectively.
Real estate construction and land development lending involves a higher degree of risk than commercial real estate lending and residential mortgage lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates, the need to obtain a tenant or purchaser of the property if it will not be owner-occupied or the need to sell developed properties. The Corporation generally attempts to mitigate the risks associated with real estate construction and land development lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. At December 31, 2014, only $1.9 million, or 10%, of the Corporation's $18.8 million of land development loans were impaired, whereby the Corporation determined it was probable that the full amount of principal and interest would not be collected on these loans in accordance with their original contractual terms. At December 31, 2013, $7.2 million, or 36% of the Corporation's land development loans were impaired. The decrease in impaired land development loans during 2014 was primarily attributable to a combination of customer payments, the transfer of one property secured by a land development loan to other real estate upon foreclosure, and the transfer of one loan to the category of commercial real estate due to the completion of construction/development for the project.
Consumer Loan Portfolio
The Corporation's consumer loan portfolio is comprised of residential mortgage loans, consumer installment loans and home equity loans and lines of credit.
Residential mortgage loans consist primarily of one- to four-family residential loans with fixed interest rates of fifteen years or less, with amortization periods generally from fifteen to thirty years. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with a higher loan-to-value ratio than 80% generally require private mortgage insurance. At December 31, 2014, approximately 70% of the Corporation's residential mortgage loans had an original loan-to-value ratio of 80% or less.
Residential mortgage loans were $1.11 billion at December 31, 2014, an increase of $150.0 million, or 15.6%, from residential mortgage loans of $960.4 million at December 31, 2013. Excluding $106 million of residential mortgage loans acquired in the Northwestern transaction, residential mortgage loans increased $43.6 million, or 4.5%, during 2014. Residential mortgage loans increased $76.6 million, or 8.7%, during 2013 from residential mortgage loans of $883.8 million at December 31, 2012. Residential mortgage loans have historically involved the least amount of credit risk in the Corporation's loan portfolio, although the risk on these loans increased over the last several years when the unemployment rate increased and real estate property values declined in the State of Michigan. Residential mortgage loans also include loans to consumers for the construction of single family residences that are secured by these properties. Residential mortgage construction loans to consumers were $42.5 million at December 31, 2014, compared to $37.9 million at December 31, 2013 and $25.5 million at December 31, 2012. Residential mortgage loans represented 19.5% of the Corporation's loan portfolio at December 31, 2014, compared to 20.7% and 21.2% at December 31, 2013 and 2012, respectively. The Corporation had residential mortgage loans with maturities beyond five years and that were at fixed interest rates totaling $306 million at December 31, 2014, compared to $320 million at December 31, 2013.
The Corporation's consumer installment loans consist of relatively small loan amounts to consumers to finance personal items (primarily automobiles, recreational vehicles and marine vehicles), including indirect loans purchased from dealerships. Consumer installment loans were $829.6 million at December 31, 2014, an increase of $184.8 million, or 28.7%, from consumer installment loans of $644.8 million at December 31, 2013. Consumer installment loans increased $98.7 million, or 18.1%, during 2013 from consumer installment loans of $546.0 million at December 31, 2012. At December 31, 2014, collateral securing consumer installment loans was comprised approximately as follows: automobiles - 60%; recreational vehicles - 25%; marine vehicles - 11%; other collateral - 3%; and unsecured - 1%. Consumer installment loans represented 14.6% of the Corporation's loan portfolio at December 31, 2014, compared to 13.9% and 13.1% at December 31, 2013 and 2012, respectively.
The Corporation's home equity loans, including home equity lines of credit, are comprised of loans to consumers who utilize equity in their personal residence, including junior lien mortgages, as collateral to secure the loan or line of credit. Home equity loans were $664.2 million at December 31, 2014, an increase of $140.6 million, or 26.9%, from home equity loans of $523.6 million at December 31, 2013. Excluding $80 million of home equity loans acquired in the Northwestern transaction, home equity loans increased $60.6 million, or 11.6%, during 2014. Home equity loans increased $50.6 million, or 10.7%, during 2013 from home equity loans of $473.0 million at December 31, 2012. At December 31, 2014, approximately 59% of the Corporation's home equity loans were first lien mortgages and 41% were junior lien mortgages. Home equity loans represented 11.7% of the Corporation's loan portfolio at December 31, 2014, compared to 11.3% and 11.4% at December 31, 2013 and 2012, respectively. Home equity lines of credit comprised approximately 35% of the Corporation's home equity loans at both December 31, 2014 and December 31, 2013. The majority of the Corporation's home equity lines of credit are comprised of loans with payments of interest only and original maturities of up to ten years and include junior lien mortgages whereby the first lien mortgage is held by a nonaffiliated financial institution.

Consumer installment and home equity loans generally have shorter terms than residential mortgage loans, but generally involve more credit risk than residential mortgage lending because of the type and nature of the collateral. The Corporation experienced decreases in losses on consumer installment and home equity loans in 2014, with net loan losses totaling 32 basis points of average consumer installment and home equity loans during 2014, compared to 43 basis points of average consumer installment and home equity loans in 2013. Consumer installment and home equity loans are spread across many individual borrowers, which minimizes the risk per loan transaction. The Corporation originates consumer installment and home equity loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer installment and home equity lending collections are dependent on the borrowers' continuing financial stability and are more likely to be affected by adverse personal situations. Collateral values on properties securing consumer installment and home equity loans are negatively impacted by many factors, including the physical condition of the collateral and property values, although losses on consumer installment and home equity loans are often more significantly impacted by the unemployment rate and other economic conditions. The unemployment rate in the State of Michigan was 6.3% at December 31, 2014, compared to 8.4% at December 31, 2013, although still higher than the national average of 5.6% at December 31, 2014.
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
Nonperforming assets were $85.4 million at December 31, 2014, a decrease of $6.4 million, or 6.9%, from $91.8 million at December 31, 2013. The decrease in nonperforming assets during 2014 was attributable to a decrease in nonperforming loans of $10.8 million, or 13.2%, which was partially offset by an increase in other real estate and repossessed assets of $4.4 million. The increase in other real estate and repossessed assets during 2014 was primarily attributable to $3.7 million of other real estate acquired in the Northwestern transaction. Nonperforming assets decreased $17.6 million, or 16.1%, during 2013 from $109.3 million at December 31, 2012. Nonperforming assets comprised 1.17%, 1.48% and 1.85% of total assets at December 31, 2014, 2013 and 2012, respectively. The decreases in nonperforming assets during 2014 and 2013 are a sign of continued improvement in the overall credit quality of the Corporation's loan portfolio and the continued improvement in the economic climate in Michigan. The Corporation's nonperforming assets are not concentrated in any one industry or any one geographical area within Michigan. At December 31, 2014, there were only two commercial loan relationships that exceeded $5.0 million, totaling $11.4 million, that were in a nonperforming status. While the economic climate in Michigan continues to improve, based on declines in both residential and commercial real estate appraised values due to the weakness in the Michigan economy over the past several years, management continues to evaluate and, when appropriate, obtain new appraisals or discount appraised values of existing appraisals to compute estimated net realizable values of nonperforming real estate secured loans and other real estate properties.
Nonperforming assets at December 31, 2014 and 2013 did not include impaired acquired loans totaling $19.9 million and $9.8 million, respectively, even though these loans were not performing in accordance with their original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools. Acquired loans not performing in accordance with the loan's original contractual terms are included in the Corporation's impaired loan schedule in Note 4 to the consolidated financial statements. The increase in acquired impaired loans during 2014 was attributable to the Northwestern transaction.

Table 5 provides a five-year history of nonperforming assets, including the composition of nonperforming loans by major loan category.
TABLE 5. NONPERFORMING ASSETS

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Nonaccrual loans(1):
Commercial	$16,418	$18,374	$14,601	$10,726	$16,668
Commercial real estate	24,966	28,598	37,660	43,381	55,104
Real estate construction	162	371	1,217	1,057	5,454
Land development	225	2,309	4,184	6,190	8,967
Residential mortgage	6,706	8,921	10,164	12,573	12,083
Consumer installment	500	676	739	1,707	1,751
Home equity	1,667	2,648	2,733	2,760	2,935
Total nonaccrual loans	50,644	61,897	71,298	78,394	102,962
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	170	536	—	1,381	530
Commercial real estate	—	190	87	374	1,350
Real estate construction	—	—	—	287	735
Land development	—	—	—	—	485
Residential mortgage	557	537	1,503	752	3,253
Consumer installment	—	—	—	—	—
Home equity	1,346	734	769	1,023	1,055
Total accruing loans contractually past due 90 days or more as to interest or principal payments	2,073	1,997	2,359	3,817	7,408
Nonperforming TDRs(2):
Commercial loan portfolio	15,271	13,414	13,876	14,675	15,057
Consumer loan portfolio	3,196	4,676	3,321	9,383	22,302
Total nonperforming TDRs	18,467	18,090	17,197	24,058	37,359
Total nonperforming loans	71,184	81,984	90,854	106,269	147,729
Other real estate and repossessed assets(3)	14,205	9,776	18,469	25,484	27,510
Total nonperforming assets	$85,389	$91,760	$109,323	$131,753	$175,239
Nonperforming loans as a percent of total loans	1.25%	1.76%	2.18%	2.77%	4.01%
Nonperforming assets as a percent of total assets	1.17%	1.48%	1.85%	2.47%	3.34%

(1)
There was no interest income recognized on nonaccrual loans in 2014 while they were in nonaccrual status. During 2014, the Corporation received and recognized $0.5 million of interest income on these loans while they were in an accruing status. Additional interest income of $3.3 million would have been recorded in 2014 on nonaccrual loans existing at December 31, 2014 had they been current in accordance with their original terms.

(2)
Interest income of $3.6 million was recorded in 2014 on performing and nonperforming TDRs. The interest income recognized on residential mortgage TDRs may include accretion of an identified impairment at the time of modification, which is attributable to a temporary reduction in the borrower's interest rate.

(3)
Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held for sale, including properties acquired as a result of the Northwestern transaction.

The Corporation's nonaccrual loans that meet the definition of a TDR (nonaccrual TDR) totaled $37.2 million, $37.3 million, $47.5 million, $41.8 million and $59.4 million at December 31, 2014, 2013, 2012, 2011 and 2010, respectively. These loans have been modified by providing the borrower a financial concession that is intended to improve the Corporation's probability of collection of the amounts due.

The following schedule summarizes changes in nonaccrual loans (including nonaccrual TDRs) during 2014 and 2013:

	Years Ended December 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$61,897	$71,298
Additions during period	30,595	49,157
Principal balances charged off	(12,079)	(18,185)
Transfers to other real estate/repossessed assets	(9,513)	(5,072)
Return to accrual status	(8,631)	(17,039)
Payments received	(11,625)	(18,262)
Balance at end of period	$50,644	$61,897
Nonperforming Loans
The following schedule provides the composition of nonperforming loans, by major loan category, as of December 31, 2014 and 2013.

	December 31,
	2014		2013
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	$21,121	30%	$22,617	28%
Commercial real estate	35,654	50	36,082	44
Real estate construction	162	—	371	1
Land development	275	1	4,722	5
Subtotal — commercial loan portfolio	57,212	81	63,792	78
Consumer loan portfolio:
Residential mortgage	10,459	14	14,134	17
Consumer installment	500	1	676	1
Home equity	3,013	4	3,382	4
Subtotal — consumer loan portfolio	13,972	19	18,192	22
Total nonperforming loans	$71,184	100%	$81,984	100%
Total nonperforming loans were $71.2 million at December 31, 2014, a decrease of $10.8 million, or 13.2%, compared to $82.0 million at December 31, 2013. The Corporation's nonperforming loans in the commercial loan portfolio were $57.2 million at December 31, 2014, a decrease of $6.6 million, or 10.3%, from $63.8 million at December 31, 2013. The decrease in nonperforming loans in the commercial loan portfolio during 2014 was attributable to a combination of improving economic conditions and net loan charge-offs. Net loan charge-offs in the commercial loan portfolio totaled $3.8 million and $9.4 million during 2014 and 2013, respectively. Nonperforming loans in the commercial loan portfolio comprised 81% of total nonperforming loans at December 31, 2014, compared to 78% at December 31, 2013. The Corporation's nonperforming loans in the consumer loan portfolio were $14.0 million at December 31, 2014, a decrease of $4.2 million, or 23%, from $18.2 million at December 31, 2013. The decrease in nonperforming loans in the consumer loan portfolio during 2014 was primarily attributable to net loan charge-offs, which totaled $5.7 million and $7.0 million during 2014 and 2013, respectively.

Nonperforming Loans — Commercial Loan Portfolio
The following schedule presents information related to stratification of nonperforming loans in the commercial loan portfolio by dollar amount at December 31, 2014 and 2013.

	December 31,
	2014		2013
	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
$5,000,000 or more	2	$11,418	2	$12,267
$2,500,000 - $4,999,999	2	6,298	—	—
$1,000,000 - $2,499,999	5	7,157	6	9,858
$500,000 - $999,999	22	14,892	27	19,813
$250,000 - $499,999	17	5,466	25	8,318
Under $250,000	167	11,981	181	13,536
Total	215	$57,212	241	$63,792
Nonperforming commercial loans were $21.1 million at December 31, 2014, a decrease of $1.5 million, or 6.6%, from $22.6 million at December 31, 2013. Nonperforming commercial loans comprised 1.6% of total commercial loans at December 31, 2014, compared to 1.9% at December 31, 2013. Nonperforming commercial loans at December 31, 2014 were not concentrated in any single industry. The largest concentration of nonperforming commercial loans at December 31, 2014 was one commercial loan relationship totaling $5.7 million with an agricultural grower and processor. At December 31, 2014, the borrower was experiencing some financial difficulty; however, the loans to this borrower were believed to be adequately secured by income-producing farmland and other assets, and the Corporation did not require a specific impairment reserve on this loan relationship at that date.
Nonperforming commercial real estate loans were $35.7 million at December 31, 2014, a decrease of $0.4 million, or 1.1%, from $36.1 million at December 31, 2013. Nonperforming commercial real estate loans comprised 2.3% of total commercial real estate loans at December 31, 2014, compared to 2.9% at December 31, 2013. Nonperforming commercial real estate loans secured by owner occupied real estate, non-owner occupied real estate and vacant land totaled $19.4 million, $8.9 million and $7.4 million, respectively, at December 31, 2014, and comprised 2.7%, 1.9% and 20.3%, respectively, of total owner occupied real estate, non-owner occupied real estate and vacant land loans included in the Corporation's originated commercial real estate loans at December 31, 2014. At December 31, 2014, the Corporation's nonperforming commercial real estate loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation's market areas. The largest concentration of nonperforming commercial real estate loans at December 31, 2014 was one customer relationship totaling $5.6 million that was primarily secured by vacant land. This same customer relationship had nonperforming land development loans of $0.1 million and nonperforming residential mortgage loans of $0.4 million. At December 31, 2014, the loans in this relationship were believed to be adequately secured and the Corporation did not require a specific impairment reserve on them at that date.
Nonperforming real estate construction loans were $0.2 million at December 31, 2014, a decrease of $0.2 million, or 50%, from $0.4 million at December 31, 2013. Nonperforming real estate construction loans comprised 0.1% of total real estate construction loans at December 31, 2014, compared to 0.4% at December 31, 2013.
Nonperforming land development loans were $0.3 million at December 31, 2014, a decrease of $4.4 million, or 94%, from $4.7 million at December 31, 2013, with the decrease attributable to a combination of the Corporation receiving payments on these loans and the Corporation foreclosing on one property securing a land development loan, which was recorded in other real estate at December 31, 2014 at a carrying value of $1.3 million. Nonperforming land development loans comprised 1.5% of total land development loans at December 31, 2014, compared to 24% at December 31, 2013. At December 31, 2014, nonperforming land development loans were secured primarily by residential real estate improved lots and housing units.
At December 31, 2014, the Corporation had nonperforming loans in the commercial loan portfolio of $2.2 million that were secured by real estate and were in various stages of foreclosure, compared to $5.0 million at December 31, 2013.

Nonperforming Loans — Consumer Loan Portfolio
Nonperforming residential mortgage loans were $10.5 million at December 31, 2014, a decrease of $3.6 million, or 26%, from $14.1 million at December 31, 2013. Nonperforming residential mortgage loans comprised 0.9% of total residential mortgage loans at December 31, 2014, compared to 1.5% at December 31, 2013. At December 31, 2014, nonperforming residential mortgage loans totaling $2.3 million were in various stages of foreclosure, compared to $4.0 million at December 31, 2013.
Nonperforming consumer installment loans were $0.5 million at December 31, 2014 , a decrease of $0.2 million, or 29%, from $0.7 million at December 31, 2013 and comprised 0.1% of total consumer installment loans at those dates.
Nonperforming home equity loans were $3.0 million at December 31, 2014, a decrease of $0.4 million, or 12%, from $3.4 million at December 31, 2013. Nonperforming home equity loans comprised 0.5% of total home equity loans at December 31, 2014, compared to 0.6% at December 31, 2013.
Troubled Debt Restructurings (TDRs)
The generally unfavorable economic climate that had existed in Michigan in recent years resulted in a large number of both business and consumer customers experiencing cash flow difficulties and thus the inability to maintain their loan balances in a performing status. The Corporation determined that it was probable that certain customers who were past due on their loans, if provided a modification of their loans by reducing their monthly payment, would be able to bring their loan relationship to a performing status. The Corporation believes loan modifications will potentially result in a lower level of loan losses and loan collection costs than if the Corporation proceeded immediately through the foreclosure process with these borrowers. The loan modifications involve granting concessions to borrowers who are experiencing financial difficulty and, therefore, these loans meet the criteria to be considered TDRs.
The Corporation's performing and nonperforming TDRs continue to accrue interest at the loan's original interest rate as the Corporation expects to collect the remaining principal balance of the loan. A TDR is reported as a nonperforming loan (nonperforming TDR) until a six-month payment history of principal and interest payments is sustained in accordance with the loan modification, at which time the Corporation moves the loan to a performing status (performing TDR). If a performing TDR becomes contractually past due more than 30 days, it is transferred to a nonperforming status. Accordingly, all of the Corporation's performing TDRs at December 31, 2014 were current or less than 30 days past due. The Corporation's nonaccrual loans that meet the definition of a TDR do not accrue interest as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans. Payments received on these loans reduce the principal balance.
The following summarizes the Corporation's TDRs at December 31, 2014 and 2013:

	Performing TDRs	Nonperforming TDRs				Total
		Current	Past Due 31-90 Days	Sub- Total	Nonaccrual TDRs
December 31, 2014	(In thousands)
Commercial loan portfolio	$29,179	$14,608	$663	$15,271	$32,597	$77,047
Consumer loan portfolio	16,485	2,652	544	3,196	4,594	24,275
Total TDRs	$45,664	$17,260	$1,207	$18,467	$37,191	$101,322
December 31, 2013
Commercial loan portfolio	$26,839	$10,860	$2,554	$13,414	$31,961	$72,214
Consumer loan portfolio	12,732	3,797	879	4,676	5,321	22,729
Total TDRs	$39,571	$14,657	$3,433	$18,090	$37,282	$94,943
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

Due to the borrowers' sustained repayment histories, the Corporation had performing TDRs in the commercial loan portfolio of $29.2 million at December 31, 2014, compared to $26.8 million at December 31, 2013. The Corporation also had nonperforming TDRs in the commercial loan portfolio of $15.3 million at December 31, 2014, compared to $13.4 million at December 31, 2013. The Corporation's nonperforming TDRs in the commercial loan portfolio are categorized as a risk grade 7 (substandard - accrual) under the Corporation's risk rating system, which is further described in Note 4 to the consolidated financial statements. The weighted average contractual interest rate of the Corporation's performing and nonperforming TDRs in the commercial loan portfolio was 5.46% at December 31, 2014, compared to 5.61% at December 31, 2013. At December 31, 2014, the Corporation had $32.6 million of nonaccrual TDRs in the commercial loan portfolio, compared to $32.0 million at December 31, 2013.
A summary of changes in the Corporation's performing and nonperforming TDRs, excluding nonaccrual TDRs, in the commercial loan portfolio follows:

	Years Ended December 31,
	2014			2013
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
	(In thousands)
Balance at beginning of period	$26,839	$13,414	$40,253	$15,789	$13,876	$29,665
Additions for modifications	—	7,707	7,707	—	14,571	14,571
Transfers to performing TDR status	5,918	(5,918)	—	12,744	(12,744)	—
Transfers to nonperforming TDR status	(1,212)	1,212	—	(2,465)	2,465	—
Principal payments and pay-offs	(3,485)	(1,633)	(5,118)	(2,517)	(2,830)	(5,347)
Transfers from nonaccrual status	2,191	2,291	4,482	3,877	3,650	7,527
Transfers to nonaccrual status	(1,072)	(1,802)	(2,874)	(589)	(5,574)	(6,163)
Balance at end of period	$29,179	$15,271	$44,450	$26,839	$13,414	$40,253
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
The Corporation had performing TDRs in the consumer loan portfolio of $16.5 million at December 31, 2014, compared to $12.7 million at December 31, 2013. The Corporation also had nonperforming TDRs in the consumer loan portfolio of $3.2 million at December 31, 2014, compared to $4.7 million at December 31, 2013. The weighted average contractual interest rate on the Corporation's performing and nonperforming TDRs in the consumer loan portfolio was 4.66% at December 31, 2014, compared to 4.55% at December 31, 2013. At December 31, 2014, the Corporation had $4.6 million of nonaccrual TDRs in the consumer loan portfolio, compared to $5.3 million at December 31, 2013.
The Corporation's cumulative redefault rate as of December 31, 2014 on its performing and nonperforming TDRs, which represents the percentage of these TDRs that transferred to nonaccrual status since the Corporation began such modifications in 2009, was 18% for performing and nonperforming TDRs in the commercial loan portfolio and 20% for performing and nonperforming TDRs in the consumer loan portfolio. The Corporation's cumulative redefault rate does not include loans that have been modified while in nonaccrual status that remain in nonaccrual status as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans.

Other Real Estate and Repossessed Assets
Other real estate and repossessed assets are components of nonperforming assets. These include other real estate (ORE), comprised of residential and commercial real estate and land development properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and repossessed assets, comprised of other personal and commercial assets. ORE totaled $14.0 million at December 31, 2014, an increase of $4.5 million, or 47%, from $9.5 million at December 31, 2013. The increase in ORE during 2014 was largely attributable to $3.7 million of other real estate acquired in the Northwestern transaction. Repossessed assets totaled $0.2 million at December 31, 2014, compared to $0.3 million at December 31, 2013.
The following schedule provides the composition of ORE at December 31, 2014 and 2013:

	December 31,
	2014	2013
	(In thousands)
Composition of ORE:
Vacant land	$5,285	$2,827
Commercial real estate properties	6,419	4,678
Residential real estate properties	2,219	2,013
Residential land development properties	30	—
Total ORE	$13,953	$9,518
The following schedule summarizes ORE activity during 2014 and 2013:

	Years Ended December 31,
	2014	2013
	(In thousands)
Balance at beginning of year	$9,518	$18,057
Additions attributable to Northwestern acquisition	3,721	—
Other additions	8,986	4,134
Write-downs to fair value	(648)	(1,308)
Dispositions	(7,624)	(11,365)
Balance at end of year	$13,953	$9,518
The Corporation's ORE is carried at the lower of cost or fair value less estimated cost to sell. The historically large inventory of real estate properties for sale across the State of Michigan has resulted in an increase in the Corporation's carrying time and cost of holding ORE. Consequently, the Corporation had $5.4 million in ORE at December 31, 2014 that had been held in excess of one year, of which $3.3 million had been held in excess of three years. Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and the Corporation had $4.5 million of nonperforming loans that were in the process of foreclosure at December 31, 2014, it is anticipated that the level of the Corporation's ORE will remain at elevated levels.
All of the Corporation's ORE properties have been written down to fair value through a charge-off against the allowance for loan losses at the time the loan was transferred to ORE or through a subsequent write-down, recorded as an operating expense, to recognize a further market value decline of the property after the initial transfer date. Accordingly, at December 31, 2014, the carrying value of ORE of $14.0 million was reflective of $21.5 million in charge-offs, write-downs and acquisition-related fair value adjustments, and represented 40% of the contractual loan balance remaining at the time these loans were classified as nonperforming.
During 2014, the Corporation sold 165 ORE properties for total proceeds of $10.2 million. On an average basis, the net proceeds from these sales represented 133% of the carrying value of the property at the time of sale, with the net proceeds representing 50% of the remaining contractual loan balance at the time these loans were classified as nonperforming.

Impaired Loans
A loan is considered impaired when management determines it is probable that payment of principal and interest due will not be paid according to the original contractual terms of the loan agreement. Impaired loans are accounted for at the lower of the present value of expected cash flows discounted at the loan's original effective interest rate or the estimated fair value of the collateral, if the loan is collateral dependent. A portion of the allowance for loan losses is specifically allocated to impaired loans. The process of measuring impaired loans and the allocation of the allowance for loan losses requires judgment and estimation. The eventual outcome may differ from amounts estimated.
Impaired loans include nonaccrual loans (including nonaccrual TDRs), performing and nonperforming TDRs and acquired loans that were not performing in accordance with their original contractual terms. Impaired loans totaled $134.7 million and $129.3 million at December 31, 2014 and 2013, respectively. The increase in impaired loans during 2014 was due to acquired impaired loans attributable to the Northwestern transaction, which was partially offset by a decline in impaired loans in the Corporation's originated commercial loan portfolio. A summary of impaired loans at December 31, 2014 and 2013 follows:

	December 31,
	2014	2013
	(In thousands)
Impaired loans - commercial loan portfolio:
Originated commercial loan portfolio:
Nonaccrual loans	$41,771	$49,652
Nonperforming TDRs	15,271	13,414
Performing TDRs	29,179	26,839
Subtotal	86,221	89,905
Acquired commercial loan portfolio	19,892	9,787
Total impaired loans - commercial loan portfolio	106,113	99,692
Impaired loans - consumer loan portfolio:
Nonaccrual loans	8,873	12,245
Nonperforming TDRs	3,196	4,676
Performing TDRs	16,485	12,732
Total impaired loans - consumer loan portfolio	28,554	29,653
Total impaired loans	$134,667	$129,345
The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance at December 31, 2014 and 2013 and partial loan charge-offs (confirmed losses) taken on these impaired loans:

	Amount	Valuation Allowance	Confirmed Losses	Cumulative Inherent Loss Percentage
	(Dollars in thousands)
December 31, 2014
Impaired loans — originated commercial loan portfolio:
With valuation allowance and no charge-offs	$2,700	$860	$—	32%
With valuation allowance and charge-offs	853	143	414	44
With charge-offs and no valuation allowance	17,770	—	14,974	46
Without valuation allowance or charge-offs	64,898	—	—	—
Total	86,221	$1,003	$15,388	16%
Impaired acquired loans	19,892
Total impaired loans to commercial borrowers	$106,113
December 31, 2013
Impaired loans — originated commercial loan portfolio:
With valuation allowance and no charge-offs	$4,534	$1,020	$—	22%
With valuation allowance and charge-offs	559	61	528	54
With charge-offs and no valuation allowance	23,759	—	19,643	45
Without valuation allowance or charge-offs	61,053	—	—	—
Total	89,905	$1,081	$20,171	19%
Impaired acquired loans	9,787
Total impaired loans to commercial borrowers	$99,692

After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that impaired loans in the commercial loan portfolio totaling $3.6 million at December 31, 2014 required a specific allocation of the allowance for loan losses (valuation allowance) of $1.0 million, compared to $5.1 million of impaired loans in the commercial loan portfolio at December 31, 2013 which required a valuation allowance of $1.1 million. Confirmed losses represent partial loan charge-offs on impaired loans due primarily to the receipt of a recent third-party property appraisal indicating the value of the collateral securing the loan was below the loan balance and management determined that full collection of the loan balance is not likely. The Corporation's performing and nonperforming TDRs in the commercial loan portfolio did not require a valuation allowance as the Corporation expected to collect the full principal and interest owed on each of these loans in accordance with their modified terms.
The Corporation generally does not recognize a valuation allowance for impaired loans in the consumer loan portfolio as these loans are comprised of smaller-balance homogeneous loans that are collectively evaluated for impairment. However, the Corporation had a valuation allowance attributable to TDRs in the consumer loan portfolio of $0.3 million at December 31, 2014, compared to $0.5 million at December 31, 2013, related to the reduction in the present value of expected future cash flows for these loans discounted at their original effective interest rate.
Impaired loans included acquired loans totaling $19.9 million and $9.8 million at December 31, 2014 and 2013, respectively, that were not performing in accordance with the original contractual terms of the loans. These loans did not require a valuation allowance as they are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools. These loans are not included in the Corporation's nonperforming loans.
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
The following schedule summarizes information related to the allowance for loan losses:

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Allowance for loan losses:
Originated loans	$75,183	$78,572	$83,991	$86,733	$89,530
Acquired loans	500	500	500	1,600	—
Total	$75,683	$79,072	$84,491	$88,333	$89,530
Nonperforming loans	$71,184	$81,984	$90,854	$106,269	$147,729
Allowance for originated loans as a percent of:
Total originated loans	1.51%	1.81%	2.22%	2.60%	2.86%
Nonperforming loans	106%	96%	92%	82%	61%
Nonperforming loans, less impaired originated loans for which the expected loss has been charged-off	141%	135%	132%	107%	70%

A summary of the activity in the allowance for loan losses for the five years ended December 31, 2014 is included in Table 6.
TABLE 6. ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Allowance for loan losses - beginning of year	$79,072	$84,491	$88,333	$89,530	$80,841
Provision for loan losses	6,100	11,000	18,500	26,000	45,600
Loan charge-offs:
Commercial	(3,169)	(4,104)	(6,427)	(6,950)	(8,430)
Commercial real estate	(2,929)	(7,363)	(7,930)	(13,132)	(10,811)
Real estate construction	(113)	(37)	(70)	(31)	(755)
Land development	(188)	(776)	(1,296)	(458)	(1,784)
Residential mortgage	(2,277)	(2,878)	(5,438)	(4,971)	(8,041)
Consumer installment	(4,194)	(3,993)	(4,605)	(4,308)	(6,289)
Home equity	(1,359)	(1,995)	(1,670)	(2,258)	(4,376)
Total loan charge-offs	(14,229)	(21,146)	(27,436)	(32,108)	(40,486)
Recoveries of loans previously charged off:
Commercial	900	1,783	744	1,676	921
Commercial real estate	873	1,086	2,246	856	426
Real estate construction	—	—	—	3	—
Land development	836	23	2	42	20
Residential mortgage	651	346	562	849	543
Consumer installment	1,279	1,350	1,396	1,156	1,604
Home equity	201	139	144	329	61
Total loan recoveries	4,740	4,727	5,094	4,911	3,575
Net loan charge-offs	(9,489)	(16,419)	(22,342)	(27,197)	(36,911)
Allowance for loan losses - end of year	$75,683	$79,072	$84,491	$88,333	$89,530
Net loan charge-offs during the year as a percentage of average loans outstanding during the year	0.19%	0.38%	0.57%	0.73%	1.07%
The allowance of the acquired loan portfolio was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair values at the date of acquisition, with the estimated fair values including a component for expected credit losses. Acquired loans are subsequently evaluated for further credit deterioration in loan pools, which consist of loans with similar credit risk characteristics. If an acquired loan pool experiences a decrease in expected cash flows as compared to those expected at the acquisition date, a portion of the allowance is allocated to acquired loans. At December 31, 2014, the allowance on the acquired loan portfolio was $0.5 million and was related to two consumer loan pools from the OAK transaction performing slightly below original expectations. As part of its ongoing assessment of the OAK acquired loan portfolio, management has determined that the overall credit quality of the OAK acquired loan portfolio has improved, which has resulted in improvement in expected cash flows of loan pools in the OAK acquired commercial loan portfolio. Accordingly, management reclassified $10.0 million during 2014 from the nonaccretable difference to the accretable yield for these acquired commercial loan pools, which will increase amounts recognized into interest income over the estimated remaining lives of these loan pools.
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

TABLE 7. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
	2014		2013		2012		2011		2010
	Allowance Amount	Percent of Originated Loans in Each Category to Total Loans	Allowance Amount	Percent of Originated Loans in Each Category to Total Loans	Allowance Amount	Percent of Originated Loans in Each Category to Total Loans	Allowance Amount	Percent of Originated Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in millions)
Originated loans:
Commercial	$18.0	25%	$18.2	25%	$18.8	24%	$20.7	23%	$22.2	22%
Commercial real estate	23.6	24	23.8	25	28.4	25	30.0	24	32.6	25
Real estate construction	2.3	3	1.6	2	1.0	1	1.3	2	1.6	2
Land development	0.3	—	0.9	—	1.8	1	2.4	1	3.0	1
Residential mortgage	11.3	20	12.8	22	13.3	23	13.0	25	10.8	25
Consumer installment	9.4	17	8.7	15	8.3	14	9.8	14	10.7	16
Home equity	7.6	11	8.1	11	7.2	12	6.0	11	5.9	9
Unallocated	2.7	—	4.5	—	5.2	—	3.5	—	2.7	—
Subtotal — originated loans	75.2	100%	78.6	100%	84.0	100%	86.7	100%	89.5	100%
Acquired loans	0.5		0.5		0.5		1.6		—
Total	$75.7		$79.1		$84.5		$88.3		$89.5
DEPOSITS
Total deposits were $6.08 billion at December 31, 2014, an increase of $957 million, or 18.7%, from total deposits at December 31, 2013 of $5.12 billion. The increase in total deposits during 2014 was attributable to $794 million of deposits acquired in the Northwestern transaction, including interest- and noninterest-bearing demand deposits and savings deposits totaling $673 million and certificates of deposit of $121 million, and organic deposit growth of $162 million, or 3.2%. The organic deposit growth during 2014 included increases in interest- and noninterest-bearing demand deposits and savings deposits of $278 million that were partially offset by a decline in certificate of deposit accounts of $116 million. Interest- and noninterest-bearing demand deposit and savings accounts were $4.74 billion at December 31, 2014, compared to $3.79 billion at December 31, 2013. Certificates of deposit were $1.34 billion at December 31, 2014, compared to $1.33 billion at December 31, 2013. Total deposits increased $201 million, or 4.1%, during 2013.
It is the Corporation's strategy to develop customer relationships that will drive core deposit growth and stability. The Corporation's competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation's markets during 2014 and 2013, the Corporation's efforts to expand its deposit relationships with existing customers, the Corporation's financial strength and a general trend in customers holding more liquid assets have resulted in the Corporation continuing to experience increases in customer deposits.
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

At December 31, 2014, the Corporation's time deposits, which consist of certificates of deposit, totaled $1.34 billion, of which $921 million have stated maturities in 2015, although the Corporation expects the majority of these to be renewed by customers or transferred to another deposit product offered by the Corporation. The following schedule summarizes the scheduled maturities of the Corporation's time deposits:

Maturity Schedule	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
2015 maturities:
First quarter	$372,069	0.50%
Second quarter	234,127	0.90
Third quarter	164,960	0.90
Fourth quarter	149,669	0.71
Total 2015 maturities	920,825	0.71
2016 maturities	174,441	0.95
2017 maturities	114,866	1.11
2018 maturities	59,395	1.18
2019 maturities	68,420	1.52
Total time deposits	$1,337,947	0.84%
Table 8 presents the maturity distribution of time deposits of $100,000 or more at December 31, 2014. Time deposits of $100,000 or more totaled $557 million and represented 9.2% of total deposits at December 31, 2014.
TABLE 8. MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE

	December 31, 2014
	Amount	Percent
	(Dollars in thousands)
Maturity:
Within 3 months	$168,053	30.1%
After 3 but within 6 months	116,313	20.9
After 6 but within 12 months	120,000	21.5
After 12 months	153,110	27.5
Total	$557,476	100.0%
BORROWED FUNDS
Borrowed funds consist of short-term borrowings, including securities sold under agreements to repurchase with customers, federal funds purchased and Federal Home Loan Bank (FHLB) advances with original maturities of one year or less. Short-term borrowings were $389.5 million, $327.4 million and $310.5 million at December 31, 2014, 2013 and 2012, respectively. Short-term borrowings increased $62.0 million, or 18.9%, during 2014 primarily due to federal funds purchased and short-term FHLB advances utilized by the Corporation to fund short-term liquidity needs resulting from loan growth. A summary of short-term borrowings for 2014, 2013 and 2012 is included in Note 9 to the consolidated financial statements.
Securities sold under agreements to repurchase with customers represent funds deposited by customers, generally on an overnight basis, that are collateralized by investment securities owned by Chemical Bank, as these deposits are not covered by Federal Deposit Insurance Corporation (FDIC) insurance. These funds have been a stable source of liquidity, much like its core deposit base, and are generally only provided to customers that have an established banking relationship with Chemical Bank. Securities sold under agreements to repurchase with customers, which are highly rate sensitive, were $304.5 million, $327.4 million and $310.5 million at December 31, 2014, 2013 and 2012, respectively. The Corporation's securities sold under agreements to repurchase do not qualify as sales for accounting purposes.
Federal funds purchased represent unsecured borrowings from nonaffiliated third-party financial institutions, generally on an overnight basis, to cover short-term liquidity needs. The Corporation had federal funds purchased of $25.0 million at December 31, 2014. The Corporation had no federal funds purchased at December 31, 2013 and 2012.
FHLB advances are borrowings from the Federal Home Loan Bank of Indianapolis that are generally used to fund loans and a portion of the Corporation's investment securities portfolio and are secured by both a blanket security agreement of residential mortgage first lien loans with an aggregate book value equal to at least 145% of the advances and FHLB capital stock owned by

Chemical Bank. The carrying value of residential mortgage first lien loans eligible as collateral under the blanket security agreement was $1.04 billion at December 31, 2014. The Corporation had short-term FHLB advances outstanding of $60.0 million at December 31, 2014. The Corporation had no FHLB advances outstanding at December 31, 2013. On January 22, 2013, the Corporation paid off early all of its long-term FHLB advances outstanding as of December 31, 2012 of $34.3 million, resulting in a prepayment fee of $0.8 million. The Corporation prepaid the FHLB advances to improve its net interest income in 2013.
CONTRACTUAL OBLIGATIONS AND CREDIT-RELATED COMMITMENTS
The Corporation has various financial obligations, including contractual obligations and commitments, which may require future cash payments. Refer to Notes 8, 9, 10 and 19 to the consolidated financial statements for a further discussion of these contractual obligations.
Contractual Obligations
The following schedule summarizes the Corporation's noncancelable contractual obligations and future required minimum payments at December 31, 2014.

	December 31, 2014
	Minimum Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual Obligations:	(In thousands)
Deposits with no stated maturity(1)	$4,741,024	$—	$—	$—	$4,741,024
Time deposits with a stated maturity(1)	920,825	289,307	127,815	—	1,337,947
Short-term borrowings(1)	389,467	—	—	—	389,467
Operating leases and noncancelable contracts	13,809	20,618	6,059	6,740	47,226
Other contractual obligations(2)	1,675	1,111	450	—	3,236
Total contractual obligations	$6,066,800	$311,036	$134,324	$6,740	$6,518,900
(1) Deposits and short-term borrowings exclude accrued interest.
(2) Includes commitments to fund low income housing partnerships, private equity capital investments and similar types of investments.
Credit-Related Commitments
The Corporation also has credit-related commitments that may impact liquidity. The following schedule summarizes the Corporation's credit-related commitments and expected expiration dates by period at December 31, 2014.

	December 31, 2014
	Expiration Dates by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Credit-related commitments:	(In thousands)
Unused commitments to extend credit:
Commercial loans	$587,727	$103,341	$44,768	$60,318	$796,154
Home equity lines of credit	49,807	38,327	116,990	12,012	217,136
Unsecured consumer loans	10,777	2,668	5,864	941	20,250
Residential mortgage construction loans	50,214	—	—	—	50,214
Total unused commitments to extend credit	698,525	144,336	167,622	73,271	1,083,754
Undisbursed loan commitments(1)	250,963	—	—	—	250,963
Standby letters of credit	35,848	4,738	344	—	40,930
Total credit-related commitments	$985,336	$149,074	$167,966	$73,271	$1,375,647
(1) Includes $24 million of residential mortgage loan originations that were expected to be sold in the secondary market.
Because many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation. Refer to Note 19 to the consolidated financial statements for a further discussion of these obligations.

CASH DIVIDENDS
The Corporation's annual cash dividends paid per common share over the past five years were as follows:

	Years Ended December 31,
	2014	2013	2012	2011	2010
Annual Cash Dividend (per common share)	$0.94	$0.87	$0.82	$0.80	$0.80
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
CAPITAL
Capital supports current operations and provides the foundation for future growth and expansion. Total shareholders' equity was $797.1 million at December 31, 2014, an increase of $100.6 million, or 14.4%, from total shareholders' equity of $696.5 million at December 31, 2013. The increase in shareholders' equity during 2014 was attributable to the Corporation raising $76.2 million of capital in the second quarter of 2014 and the Corporation's net income exceeding cash dividends paid to shareholders by $32.6 million, which were partially offset by an $11.9 million increase in accumulated other comprehensive losses. The increase in accumulated other comprehensive losses was attributable to an increase in the projected benefit obligation for the Corporation's pension plan resulting from a decrease in the discount rate and changes in the life-expectancy mortality tables used to measure the benefit obligation. Shareholders' equity increased $100.2 million in 2013, with the increase attributable to the Corporation raising $53.9 million of capital in the third quarter of 2013, the Corporation's net income exceeding cash dividends paid to shareholders by $32.3 million and a $10.6 million decrease in accumulated other comprehensive losses. Book value per common share at December 31, 2014 and 2013 was $24.32 and $23.38, respectively.
The ratio of shareholders' equity to total assets was 10.9% at December 31, 2014, compared to 11.3% at December 31, 2013. The Corporation's tangible equity, which is defined as total shareholders' equity less goodwill and other acquired intangible assets, totaled $601.3 million and $571.0 million at December 31, 2014 and 2013, respectively. The Corporation's tangible equity to assets ratio was 8.4% and 9.4% at December 31, 2014 and 2013, respectively. The decrease in the Corporation's tangible equity to assets ratio during 2014 was attributable to $73 million of goodwill and core deposit intangible assets generated in the cash acquisition of Northwestern.
During June 2014, the Corporation issued and sold 2,875,000 shares of common stock at a public offering price of $28.00 per share. The net proceeds from the issuance and sale of the common stock, after deducting the underwriting discount and issuance-related expenses, totaled $76.2 million. During September 2013, the Corporation issued and sold 2,213,750 shares of common stock at a public offering price of $26.00 per share. The net proceeds from the issuance and sale of the common stock, after deducting the underwriting discount and issuance related expenses, totaled $53.9 million. The Corporation utilized the net proceeds from the capital raises to fund the $121 million cash purchase price of Northwestern.
Under the regulatory "risk-based" capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Corporation's and Chemical Bank's various asset categories. These guidelines assign risk weights to on- and off-balance sheet items in arriving at total risk-weighted assets. Regulatory capital is divided by the computed total of risk-weighted assets to arrive at the risk-based capital ratios. Risk-weighted assets for both the Corporation and Chemical Bank totaled $5.70 billion at December 31, 2014, compared to $4.64 billion at December 31, 2013. The increase in risk-weighted assets during 2014 was largely attributable to the acquisition of Northwestern, in addition to organic loan growth.

The Corporation and Chemical Bank both continue to maintain strong capital positions, which significantly exceeded the minimum levels prescribed by the Federal Reserve at December 31, 2014, as shown in the following schedule:

	December 31, 2014
	Leverage Ratio	Risk-Based Capital Ratios
		Tier 1	Total
Actual Capital Ratios:
Chemical Financial Corporation	9.3%	11.1%	12.4%
Chemical Bank	8.5	10.2	11.5
Minimum required for capital adequacy purposes	4.0	4.0	8.0
Minimum required for "well-capitalized" capital adequacy purposes	5.0	6.0	10.0
As of December 31, 2014, Chemical Bank's capital ratios exceeded the minimum required to be categorized as well-capitalized, as defined by applicable regulatory requirements. See Note 20 to the consolidated financial statements for more information regarding the Corporation's and Chemical Bank's regulatory capital ratios.
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
In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation's common stock under a stock repurchase program. In November 2011, the board of directors of the Corporation reaffirmed the stock buy-back authorization with the qualification that the shares may only be repurchased if the share price is below the tangible book value per share of the Corporation's common stock at the time of the repurchase. Since the January 2008 authorization, no shares have been repurchased. At December 31, 2014, there were 500,000 remaining shares available for repurchase under the Corporation's stock repurchase program.
Shelf Registration
On June 12, 2014, the Corporation filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) for an indeterminate amount of securities, which became immediately effective. The shelf registration statement provides the Corporation with the ability to raise capital, subject to SEC rules and limitations, if the board of directors of the Corporation decides to do so. As previously discussed, the Corporation completed an $80.5 million public stock offering (net proceeds of $76.2 million) during the second quarter of 2014.
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
Basel III
In July 2013, the Board of Governors of the Federal Reserve Board (Reserve Board) and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's (BCBS) capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which begin for the Corporation and Chemical Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Corporation. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (CET ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET ratio of 7.0%. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Management anticipates that the capital ratios for the Corporation and Chemical Bank under Basel III will continue to exceed the well capitalized minimum capital requirements.

NET INTEREST INCOME
Net interest income is the difference between interest income on earning assets, such as loans, investment and non-marketable equity securities and interest-bearing deposits with the FRB and other banks, and interest expense on liabilities, such as deposits and borrowings. Net interest income is the Corporation's largest source of net revenue (net interest income plus noninterest income), representing 77% of net revenue during 2014, compared to 76% in 2013 and 77% in 2012. Net interest income, on a fully taxable equivalent (FTE) basis, is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt commercial loans and investment securities. Net interest margin is calculated by dividing net interest income (FTE) by average interest-earning assets. Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Because noninterest-bearing sources of funds, or free funds (principally demand deposits and shareholders' equity), also support earning assets, the net interest margin exceeds the net interest spread.
Net interest income (FTE) in 2014, 2013 and 2012 was $218.5 million, $202.0 million and $192.6 million, respectively. The presentation of net interest income on a FTE basis is not in accordance with GAAP, but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine tax equivalent net interest income were $5.98 million, $5.36 million and $5.04 million for 2014, 2013 and 2012, respectively. These adjustments were computed using a 35% federal income tax rate.
Table 9 presents the average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on a FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for 2014, 2013 and 2012.
TABLE 9. AVERAGE BALANCES, TAX EQUIVALENT INTEREST AND EFFECTIVE YIELDS AND RATES(1)

	Years Ended December 31,
	2014			2013			2012
	Average Balance	Interest (FTE)	Effective Yield/ Rate	Average Balance	Interest (FTE)	Effective Yield/ Rate	Average Balance	Interest (FTE)	Effective Yield/ Rate
ASSETS	(Dollars in thousands)
Interest-Earning Assets:
Loans(2)	$4,982,986	$211,608	4.25%	$4,366,209	$197,563	4.52%	$3,965,074	$195,122	4.92%
Taxable investment securities	667,978	9,147	1.37	721,932	10,234	1.42	670,766	9,890	1.47
Tax-exempt investment securities	279,709	10,850	3.88	233,965	9,776	4.18	189,796	9,039	4.76
Other interest-earning assets	25,967	1,224	4.71	25,572	1,105	4.32	25,572	1,041	4.07
Interest-bearing deposits with FRB and other banks	138,424	407	0.29	281,291	738	0.26	264,919	703	0.27
Total interest-earning assets	6,095,064	233,236	3.83%	5,628,969	219,416	3.90%	5,116,127	215,795	4.22%
Less: Allowance for loan losses	(78,126)			(83,264)			(87,510)
Other Assets:
Cash and cash due from banks	126,142			121,488			113,582
Premises and equipment	79,278			74,134			67,753
Interest receivable and other assets	250,786			223,265			232,127
Total Assets	$6,473,144			$5,964,592			$5,442,079
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,234,347	$1,197	0.10%	$1,093,975	$1,011	0.09%	$890,029	$971	0.11%
Savings deposits	1,472,092	1,325	0.09	1,357,317	1,210	0.09	1,174,556	1,367	0.12
Time deposits	1,307,058	11,732	0.90	1,391,045	14,662	1.05	1,451,493	19,444	1.34
Short-term borrowings	334,785	414	0.12	337,649	484	0.14	312,729	426	0.14
Long-term FHLB advances and subordinated debt	1,695	42	2.48	1,935	47	2.43	39,301	1,005	2.56
Total interest-bearing liabilities	4,349,977	14,710	0.34	4,181,921	17,414	0.42	3,868,108	23,213	0.60
Noninterest-bearing deposits	1,325,925	—	—	1,121,745	—	—	947,984	—	—
Total deposits and borrowed funds	5,675,902	14,710	0.26	5,303,666	17,414	0.33	4,816,092	23,213	0.48
Interest payable and other liabilities	43,031			34,371			38,536
Shareholders' Equity	754,211			626,555			587,451
Total Liabilities and Shareholders' Equity	$6,473,144			$5,964,592			$5,442,079
Net Interest Spread (Average yield earned minus average rate paid)			3.49%			3.48%			3.62%
Net Interest Income (FTE)		$218,526			$202,002			$192,582
Net Interest Margin (Net interest income (FTE)/total average interest-earning assets)			3.59%			3.59%			3.76%

(1) Taxable equivalent basis using a federal income tax rate of 35%.
(2) Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

Net interest income (FTE) of $218.5 million in 2014 was $16.5 million, or 8.2%, higher than net interest income (FTE) of $202.0 million in 2013. The increase in net interest income (FTE) in 2014, compared to 2013, was primarily attributable to an increase of $617 million in the average volume of loans outstanding, including the impact of the $475 million of loans acquired in the acquisition of Northwestern on October 31, 2014, and the favorable impact of interest-bearing deposits, primarily certificates of deposit, repricing lower during 2014. The increases attributable to loan growth and deposits repricing were partially offset by the unfavorable impact of interest-earning assets, primarily loans, repricing during 2014. The net interest margin was 3.59% in both 2014 and 2013. The average yield on interest-earning assets decreased 7 basis points to 3.83% in 2014 from 3.90% in 2013 with the decrease primarily attributable to loans repricing at lower interest rates. The average yield on loans decreased 27 basis points to 4.25% in 2014 from 4.52% in 2013 with declines occurring across all major loan categories. The average cost of interest-bearing liabilities decreased 8 basis points to 0.34% in 2014 from 0.42% in 2013 with the decrease attributable to the repricing of time deposits at lower interest rates as they matured and were renewed in the continued low interest rate environment.
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
The Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 3.25% at the end of 2008 and remained at this historically low rate through December 31, 2014. The prime interest rate has historically been 300 basis points higher than the federal funds rate. The majority of the Corporation's variable interest rate loans in the commercial loan portfolio are tied to the prime rate.
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
TABLE 10. VOLUME AND RATE VARIANCE ANALYSIS(1) (In thousands)

	2014 Compared to 2013			2013 Compared to 2012
	Increase (Decrease) Due to Changes in		Combined Increase (Decrease)	Increase (Decrease) Due to Changes in		Combined Increase (Decrease)
	Average Volume(2)	Average Yield/ Rate(2)		Average Volume(2)	Average Yield/ Rate(2)
Changes in Interest Income on Interest-Earning Assets:
Loans	$26,378	$(12,333)	$14,045	$18,620	$(16,179)	$2,441
Taxable investment securities/other assets	(725)	(243)	(968)	708	(300)	408
Tax-exempt investment securities	1,827	(753)	1,074	1,949	(1,212)	737
Interest-bearing deposits with the FRB and other banks	(407)	76	(331)	55	(20)	35
Total change in interest income on interest-earning assets	27,073	(13,253)	13,820	21,332	(17,711)	3,621
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	96	90	186	213	(173)	40
Savings deposits	47	68	115	160	(317)	(157)
Time deposits	(821)	(2,109)	(2,930)	(664)	(4,118)	(4,782)
Short-term borrowings	8	(78)	(70)	58	—	58
Long-term FHLB advances and subordinated debt	(5)	—	(5)	(910)	(48)	(958)
Total change in interest expense on interest-bearing liabilities	(675)	(2,029)	(2,704)	(1,143)	(4,656)	(5,799)
Total Change in Net Interest Income (FTE)	$27,748	$(11,224)	$16,524	$22,475	$(13,055)	$9,420

(1)	Taxable equivalent basis using a federal income tax rate of 35%.
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
The provision was $6.1 million in 2014, compared to $11.0 million in 2013 and $18.5 million in 2012. There was no provision in 2014 and 2013 attributable to the acquired loan portfolio, while the provision in 2012 included $1.1 million related to the acquired loan portfolio that was primarily attributable to one acquired loan pool experiencing a decline in expected cash flows.
The Corporation experienced net loan charge-offs of $9.5 million in 2014, compared to $16.4 million in 2013 and $22.3 million in 2012. Net loan charge-offs as a percentage of average loans were 0.19% in 2014, compared to 0.38% in 2013 and 0.57% in 2012. Net loan charge-offs in the commercial loan portfolio totaled $3.8 million in 2014, compared to $9.4 million in 2013 and $12.7 million in 2012 and represented 40% of total net loan charge-offs during 2014 compared to 57% during both 2013 and 2012. The commercial loan portfolio's net loan charge-offs in 2014 were not concentrated in any one industry or borrower. Net loan charge-offs in the consumer loan portfolio totaled $5.7 million in 2014, compared to $7.0 million in 2013 and $9.6 million in 2012.

The Corporation's provision of $6.1 million in 2014 was $3.4 million lower than 2014 net loan charge-offs and $4.9 million lower than the 2013 provision. The reduction in the provision in 2014, compared to both net loan charge-offs in 2014 and the provision in 2013, was reflective of continued improvement in credit quality of the loan portfolio that included significant decreases in loan charge-offs and nonperforming loans and no significant adverse changes in the risk grade categories of the commercial loan portfolio.

NONINTEREST INCOME
The following schedule summarizes the major components of noninterest income during the past three years:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Service charges and fees on deposit accounts	$22,414	$21,939	$19,581
Wealth management revenue	16,015	13,989	11,763
Electronic banking fees	13,480	12,213	9,793
Mortgage banking revenue	5,041	5,336	6,597
Other fees for customer services	3,539	3,288	2,598
Insurance commissions	1,559	1,650	1,836
Gain on sale of investment securities	—	1,133	34
Gain on sale of merchant card services	400	—	1,280
Other	647	861	1,202
Total noninterest income	$63,095	$60,409	$54,684
Noninterest income(1) as a percentage of:
Net revenue (net interest income plus noninterest income)	23%	23%	22%
Average total assets	0.97%	0.99%	0.96%
(1) Excludes nonrecurring items such as gain on the sale of investment securities and gain on the sale of merchant card services. See the discussion below for a description and the amounts of these nonrecurring items.
Noninterest income was $63.1 million in 2014, $60.4 million in 2013 and $54.7 million in 2012. Noninterest income in 2014 included nonrecurring income of $0.4 million attributable to a gain from the sale of the merchant card servicing business acquired by the Corporation in the Northwestern transaction. Noninterest income in 2013 included nonrecurring income of $1.6 million, including $1.1 million attributable to available-for-sale investment securities gains and $0.5 million attributable to gains on the sales of closed branch offices, while 2012 included nonrecurring income of $2.1 million, including $1.3 million attributable to a gain from the sale of the Corporation's merchant card servicing business, $0.6 million from a partial insurance recovery of a 2008 branch cash loss and $0.2 million from a merchant card vendor settlement. Excluding nonrecurring income, noninterest income increased $3.9 million, or 6.7%, in 2014, compared to 2013, with the increase attributable to all major components of noninterest income, except for mortgage banking revenue, that was partially driven by the acquisition of Northwestern. Excluding nonrecurring income, noninterest income increased $6.2 million, or 12%, in 2013, compared to 2012, with the increase attributable to all major components of noninterest income, except for mortgage banking revenue and related title insurance revenue.
Service charges and fees on deposit accounts, which include overdraft/non-sufficient funds fees, checking account fees and other deposit account charges, were $22.4 million in 2014, $21.9 million in 2013 and $19.6 million in 2012. Service charges and fees on deposit accounts increased $0.5 million, or 2.2%, in 2014, compared to 2013, due primarily to additional fees earned as a result of the Northwestern transaction. Service charges and fees on deposit accounts increased $2.4 million, or 12%, in 2013, compared to 2012, due primarily to additional fees earned as a result of the December 2012 branch acquisition transaction. Overdraft/non-sufficient funds fees included in service charges and fees on deposit accounts were $17.6 million in both 2014 and 2013, compared to $15.6 million in 2012.
Wealth management revenue is comprised of investment fees that are generally based on the market value of assets within a trust account, custodial account fees and fees from the sale of investment products. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. Wealth management revenue was $16.0 million in 2014, $14.0 million in 2013 and $11.8 million in 2012. Wealth management revenue increased $2.0 million, or 14%, in 2014, compared to 2013, due to a combination of improving equity market performance that led to increased assets under management, growth in assets under management resulting from new customer accounts and the impact of the Northwestern transaction. Wealth management revenue increased $2.2 million, or 18.9%, in 2013, compared to 2012, due to a combination of improving equity market performance that led to increased assets under management, growth in assets under management resulting from new customer accounts and an increase in fees from higher volume of sales of investment products. Wealth management revenue includes fees from the sale of investment products offered through the Chemical Financial Advisors program. Fees from this program totaled $3.7 million in 2014, compared to $3.8 million in 2013 and $3.0 million in 2012.

At December 31, 2014, the estimated fair value of trust assets under administration was $3.73 billion (including discretionary assets of $2.10 billion and nondiscretionary assets of $1.63 billion), compared to $2.51 billion at December 31, 2013 (including discretionary assets of $1.44 billion and nondiscretionary assets of $1.07 billion), and $2.07 billion at December 31, 2012 (including discretionary assets of $1.18 billion and nondiscretionary assets of $892 million). The Corporation also had customer assets within the Chemical Financial Advisors program of $878 million at December 31, 2014, compared to $737 million at December 31, 2013 and $669 million at December 31, 2012. The acquisition of Northwestern added approximately $900 million of trust assets under administration and $100 million of customer assets within the Chemical Financial Advisors program.
Electronic banking fees, which represent income earned by the Corporation from ATM transactions, debit card activity and internet banking fees, were $13.5 million in 2014, $12.2 million in 2013 and $9.8 million in 2012. Electronic banking fees increased $1.3 million, or 10.4%, in 2014, compared to 2013, due to a combination of increased customer debit card and ATM transaction activity and the impact of the Northwestern transaction, while the increase of $2.4 million, or 25%, in 2013, compared to 2012, was due primarily to increased customer debit card activity that was largely attributable to additional fees earned as a result of the December 2012 branch acquisition transaction.
Mortgage banking revenue (MBR) includes revenue from originating, selling and servicing residential mortgage loans for the secondary market. MBR was $5.0 million in 2014, $5.3 million in 2013 and $6.6 million in 2012. MBR decreased $0.3 million, or 5.5%, in 2014, compared to 2013, due primarily to a lower volume of loans sold in the secondary market. MBR decreased $1.3 million, or 19%, in 2013, compared to 2012, due primarily to a lower volume of loans sold in the secondary market. The Corporation sold $149 million of residential mortgage loans in the secondary market during 2014, compared to $211 million during 2013 and $305 million during 2012. At December 31, 2014, the Corporation was servicing $2.09 billion of residential mortgage loans that had been originated in the Corporation's market areas and subsequently sold in the secondary market, compared to $887 million at December 31, 2013 and $906 million at December 31, 2012. The significant increase in the Corporation's loan servicing portfolio during 2014 was attributable to the Northwestern transaction.
The Corporation sells residential mortgage loans in the secondary market on both a servicing retained and servicing released basis. These sales include the Corporation entering into residential mortgage loan sale agreements with buyers in the normal course of business. The agreements contain provisions that include various representations and warranties regarding the origination, characteristics and underwriting of the mortgage loans. The recourse of the buyer may result in either indemnification of the loss incurred by the buyer or a requirement for the Corporation to repurchase a loan that the buyer believes does not comply with the representations included in the loan sale agreement. Repurchase demands and loss indemnifications received by the Corporation are reviewed by a senior officer on a loan-by-loan basis to validate the claim made by the buyer. The Corporation maintains a reserve for probable losses expected to be incurred from loans previously sold in the secondary market. This contingent liability is based on trends in repurchase and indemnification requests, actual loss experience, information requests, known and inherent risks in the sale of loans in the secondary market and current economic conditions. During 2014, the Corporation incurred loan losses and buyer indemnification expenses of $0.3 million related to ten residential mortgage loans that had been previously sold in the secondary market. During the three years preceding 2014, the Corporation incurred loan losses and buyer indemnification expenses totaling $0.6 million related to ten residential mortgage loans that had been previously sold in the secondary market. The Corporation was also required to repurchase ten residential mortgage loans totaling $1.0 million in 2011 and 2012 that had been previously sold in the secondary market as it was determined that these loans did not meet the original qualifications for sale in the secondary market. These ten loans were all performing and their fair values approximated the repurchase price at the repurchase date. Accordingly, the Corporation did not incur a loss at the time of repurchase on any of these ten loans. The Corporation records losses resulting from the repurchase of loans previously sold in the secondary market, as well as adjustments to estimates of future probable losses, as part of its MBR in the period incurred. The Corporation's reserve for probable losses was $3.0 million at December 31, 2014, compared to $1.6 million at December 31, 2013, with the increase during 2014 attributable to the reserve for probable losses associated with the Northwestern servicing portfolio acquired by the Corporation.
All other categories of noninterest income, including other fees for customer services, insurance commissions and other noninterest income, excluding the nonrecurring income previously discussed, totaled $5.7 million in 2014, $5.3 million in 2013 and $4.8 million in 2012. Other fees for customer services include revenue from safe deposit boxes, credit card referral fees, wire transfer fees, letter of credit fees and other fees for services. Insurance commissions primarily consist of title insurance commissions received on title insurance policies issued for customers of Chemical Bank.

OPERATING EXPENSES
The following schedule summarizes the major categories of operating expenses during the past three years:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Salaries and wages	$84,807	$78,014	$68,668
Employee benefits	19,411	18,405	15,715
Occupancy	15,842	13,934	12,413
Equipment and software	15,297	13,734	13,112
Outside processing and service fees	12,372	11,134	10,679
Professional fees	6,125	3,771	4,347
FDIC insurance premiums	4,307	4,362	4,320
Postage and express mail	3,557	3,051	3,149
Advertising and marketing	3,449	2,971	3,106
Training, travel and other employee expenses	2,748	2,512	2,530
Intangible asset amortization	2,029	1,909	1,569
Telephone	1,966	1,940	1,693
Supplies	1,897	1,670	1,567
Donations	1,155	2,829	1,892
Credit-related expenses	996	707	3,816
Other	3,967	4,005	3,345
Total operating expenses	$179,925	$164,948	$151,921
Full-time equivalent staff (at December 31)	1,997	1,743	1,859
Efficiency ratio (1)	61.6%	63.1%	60.8%
Total operating expenses as a percentage of total average assets (1)	2.68%	2.76%	2.74%
(1) Excludes nonrecurring items such as expenses incurred in conjunction with acquisitions.
Total operating expenses were $179.9 million in 2014, $164.9 million in 2013 and $151.9 million in 2012. Operating expenses included nonrecurring transaction-related expenses of $6.4 million in 2014, including $5.8 million related to the Northwestern transaction and $0.6 million related to the pending Monarch and Lake Michigan transactions. Operating expenses included nonrecurring transaction-related expenses of $2.9 million in 2012 related to the branch acquisition transaction. Excluding nonrecurring transaction-related expenses, operating expenses increased $8.6 million, or 5.2%, in 2014, compared to 2013, due largely to a combination of incremental operating costs associated with the acquisition of Northwestern, increased employee compensation costs resulting from merit increases, market-based salary adjustments and higher group health care costs, and higher expenses associated with occupancy, equipment and net other real estate costs related to legacy operations. These increases were partially offset by lower pension and donations expense. Excluding nonrecurring transaction-related expenses, operating expenses increased $15.9 million, or 11%, in 2013, compared to 2012, due largely to incremental operating costs associated with the branch acquisition transaction, in addition to higher employee compensation costs resulting from merit increases that took effect at the beginning of 2013, market-based salary adjustments, higher performance-based compensation and higher group health care costs, all of which were partially offset by lower credit-related expenses.
Salaries and wages were $84.8 million in 2014, $78.0 million in 2013 and $68.7 million in 2012. Salaries and wages included nonrecurring transaction-related expenses of $1.6 million in 2014. Excluding nonrecurring transaction-related expenses, salaries and wages expense increased $5.2 million, or 6.7%, in 2014, compared to 2013, due primarily to merit increases and market-based salary adjustments that took effect at the beginning of 2014 and incremental costs associated with the Northwestern transaction. Salaries and wages expense increased $9.3 million, or 14%, in 2013, compared to 2012, due primarily to incremental costs associated with the branch acquisition transaction, in addition to merit increases that took effect at the beginning of 2013 and higher performance-based compensation expense. Performance-based compensation expense was $8.6 million in 2014, compared to $8.9 million in 2013 and $7.2 million in 2012.
Employee benefits expense was $19.4 million in 2014, $18.4 million in 2013 and $15.7 million in 2012. Employee benefits expense increased $1.0 million, or 5.5%, in 2014, compared to 2013, due primarily to higher group health care costs and incremental costs associated with the Northwestern transaction, which were partially offset by lower pension plan expenses. Employee benefits expense increased $2.7 million, or 17%, in 2013, compared to 2012, due primarily to incremental costs associated with the branch acquisition transaction and higher group health care costs and pension plan expenses. Pension plan expenses were zero in 2014, $1.7 million in 2013 and $1.4 million in 2012. The decrease in pension plan expenses during 2014 was attributable to a combination of an increase in the discount rate used to value the pension plan's projected benefit obligations and an increase in the actual return on pension plan assets during 2013.
Compensation expenses, which include salaries and wages and employee benefits, as a percentage of total operating expenses were 57.9% in 2014, 58.5% in 2013 and 55.5% in 2012.
Occupancy expense was $15.8 million in 2014, $13.9 million in 2013 and $12.4 million in 2012. Occupancy expense increased $1.9 million, or 14%, in 2014, compared to 2013, due to incremental operating costs associated with the Northwestern transaction and higher maintenance, utilities, depreciation and property tax expenses from legacy operations. Occupancy expense increased $1.5 million, or 12.3%, in 2013, compared to 2012, due primarily to incremental operating costs associated with the branch acquisition transaction. Occupancy expense included depreciation expense on buildings of $4.0 million in 2014, $3.7 million in 2013 and $3.3 million in 2012.
Equipment and software expense was $15.3 million in 2014, $13.7 million in 2013 and $13.1 million in 2012. Equipment and software expense included nonrecurring transaction-related expenses of $0.6 million in 2014 attributable to the Northwestern transaction. Excluding these nonrecurring transaction-related expenses, equipment and software expense increased $1.0 million, or 7.3%, in 2014, compared to 2013, due to incremental operating costs associated with the Northwestern transaction and higher software maintenance and equipment costs from legacy operations, which were partially offset by lower depreciation expense from legacy operations. Equipment and software expense increased $0.6 million, or 4.7%, in 2013, compared to 2012, due primarily to incremental operating costs associated with the branch acquisition transaction, including higher equipment depreciation and maintenance costs. Equipment and software expense included depreciation expense on equipment of $4.8 million in 2014, compared to $5.0 million in 2013 and $4.8 million in 2012.
Outside processing and service fees were $12.4 million in 2014, $11.1 million in 2013 and $10.7 million in 2012. Outside processing and service fees included nonrecurring transaction-related expenses of $0.8 million in 2014 attributable to the Northwestern transaction and $0.6 million in 2012 attributable to the branch acquisition transaction. Excluding these nonrecurring transaction-related expenses, outside processing and service fees increased $0.5 million, or 4.1%, in 2014, compared to 2013, due largely to incremental operating costs associated with the Northwestern transaction, including increased third-party volume-based costs. Outside processing and service fees increased $1.1 million, or 11%, in 2013, compared to 2012, due largely to incremental operating costs associated with the branch acquisition transaction, including increased third-party volume-based costs.
Professional fees were $6.1 million in 2014, $3.8 million in 2013 and $4.3 million in 2012. Professional fees included nonrecurring transaction-related expenses of $2.6 million in 2014 attributable to the Northwestern transaction and $1.1 million in 2012 attributable to the branch acquisition transaction. Excluding these nonrecurring transaction-related expenses, professional fees decreased $0.2 million, or 5.3%, in 2014, compared to 2013 and professional fees increased $0.6 million, or 13%, in 2013, compared to 2012.
FDIC insurance premiums were $4.3 million in 2014, $4.4 million in 2013 and $4.3 million in 2012. FDIC insurance premiums have remained consistent over the last three years as increases in the Corporation's assessment base, which consists of average consolidated total assets less average Tier 1 capital, have been offset by reductions in its assessment rate resulting from improvement in the Corporation's earnings and the credit quality of its loan portfolio.
Credit-related expenses are comprised of other real estate (ORE) net costs and loan collection costs. ORE net costs are comprised of costs to carry ORE, such as property taxes, insurance and maintenance costs, fair value write-downs after a property is transferred to ORE and net gains/losses from the disposition of ORE. Loan collection costs include legal fees, appraisal fees and other costs recognized in the collection of loans with deteriorated credit quality and in the process of foreclosure. Credit-related expenses were $1.0 million in 2014, $0.7 million in 2013 and $3.8 million in 2012. Credit-related expenses increased $0.3 million in 2014, compared to 2013, due to $1.0 million in lower net gains on the sale of ORE properties, which were partially offset by $0.7 million in lower ORE operating and loan collection costs. Credit-related expenses decreased $3.1 million, or 81%, in 2013, compared to 2012, due to a combination of higher gains on the sale of ORE properties, lower ORE operating costs and lower loan collection costs on nonperforming and watch loan credits. The Corporation recognized net gains on the sale of ORE properties of $1.9 million in 2014, $2.9 million in 2013 and $1.5 million in 2012. Property taxes on ORE were $0.6 million in 2014, $0.8 million in 2013 and $1.5 million in 2012. Other operating costs on ORE were $0.7 million in 2014, $1.0 million in 2013 and $1.3 million in 2012. Loan collection costs were $1.6 million in 2014, $1.8 million in 2013 and $2.5 million in 2012.
Donations were $1.2 million in 2014, $2.8 million in 2013 and $1.9 million in 2012. Donations decreased $1.7 million, or 59%, in 2014, compared to 2013. Donations increased $0.9 million, or 50%, in 2013, compared to 2012. The decrease in donations during 2014 was due to a combination of lower commitments to the Chemical Bank Foundation (Foundation) and lower annual and multi-year donations expense for the Corporation, as these donations are now granted by the Foundation. The Foundation was established in 2012 with the intent of building an endowment that will serve to award grants to organizations that improve the quality of life throughout the communities served by the Corporation. Commitments by the Corporation to the Foundation were $0.3 million in 2014, $1.4 million in 2013 and $0.5 million in 2012.
All other categories of operating expenses totaled $19.6 million in 2014, $18.1 million in 2013 and $17.0 million in 2012. All other categories of operating expenses included nonrecurring transaction-related expenses of $0.9 million in 2014 attributable to the Northwestern transaction and $1.2 million in 2012 attributable to the branch acquisition transaction. Excluding nonrecurring transaction-related expenses, all other categories of operating expenses increased $0.6 million, or 3.6%, in 2014, compared to 2013, due largely to incremental costs associated with the Northwestern transaction. Excluding nonrecurring transaction-related expenses, all other categories of operating expenses increased $2.3 million, or 14%, in 2013, compared to 2012, due largely to incremental costs associated with the branch acquisition transaction.
The Corporation's efficiency ratio, which measures total operating expenses (excluding nonrecurring costs) divided by the sum of net interest income (FTE) and noninterest income (excluding nonrecurring income), was 61.6% in 2014, 63.1% in 2013 and 60.8% in 2012.
INCOME TAXES
The Corporation's effective federal income tax rate was 30.7% in 2014, 30.0% in 2013 and 29.0% in 2012. The fluctuations in the Corporation's effective federal income tax rate reflect changes each year in the proportion of interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits. The increases in the Corporation's effective federal income tax rate in 2014 and 2013, compared to 2013 and 2012, respectively, were due primarily to increases in the Corporation's pre-tax income. The Corporation had no uncertain tax positions during the three years ended December 31, 2014.
Tax-exempt income on a fully tax-equivalent (FTE) basis, net of related nondeductible interest expense, totaled $15.0 million in 2014, $13.4 million in 2013 and $12.5 million in 2012. Tax-exempt income (FTE) as a percentage of total interest income (FTE) was 6.4% in 2014, compared to 6.1% in 2013 and 5.8% in 2012. Income before income taxes (FTE) was $95.6 million in 2014, $86.5 million in 2013 and $76.8 million in 2012.
LIQUIDITY
Liquidity measures the ability of the Corporation to meet current and future cash flow needs in a timely manner. Liquidity risk is the adverse impact on net interest income if the Corporation was unable to meet its cash flow needs at a reasonable cost.
Liquidity is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The Corporation manages its funding needs by maintaining a level of liquid funds through its asset/liability management process. The Corporation's largest sources of liquidity on a consolidated basis are the deposit base that comes from consumer, business and municipal customers within the Corporation's local markets, principal payments on loans, maturing investment securities, cash held at the Federal Reserve Bank (FRB) and unpledged investment securities available-for-sale. Customer deposits increased $957 million during 2014, compared to an increase of $201 million during 2013. The increase in customer deposits during 2014 was primarily attributable to the $794 million of deposits acquired in the Northwestern transaction. The Corporation's loan-to-deposit ratio increased to 93.6% at December 31, 2014 from 90.7% at December 31, 2013 as a result of loans increasing $1.04 billion, or 22%, during 2014. At December 31, 2014, the Corporation had unpledged investment securities available-for-sale with an amortized cost of $289 million and available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.
Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB that are generally secured by residential mortgage first lien loans. The Corporation had short-term FHLB advances outstanding of $60 million at December 31, 2014. The Corporation's additional borrowing availability from the FHLB, based on its FHLB capital stock and subject to certain requirements, was $360 million at December 31, 2014. Chemical Bank can also borrow from the FRB's discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At December 31, 2014, Chemical Bank maintained an unused borrowing capacity of $31 million with the FRB's discount window based upon pledged collateral as of that date. Chemical Bank also had borrowed $25 million of federal funds from a third-party financial institution at December 31, 2014 and had the ability to borrow an additional $50 million at that date. It is management's opinion that the Corporation's borrowing capacity could be expanded, if deemed necessary, as Chemical Bank has additional borrowing capacity available at the FHLB that could be used if it increased its investment in FHLB capital stock, and Chemical Bank has a significant amount of additional assets that could be used as collateral at the FRB's discount window.

The Corporation manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements. The Corporation's primary source of liquidity is dividends from Chemical Bank.
Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. During 2014, Chemical Bank paid $64.5 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $29.5 million. During 2013, Chemical Bank paid $24.5 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $24.5 million. The Corporation had $46 million in cash at December 31, 2014, which it held in a deposit account at Chemical Bank. The Corporation's cash balance at December 31, 2014 was largely attributable to an increase in dividends received during 2014 from Chemical Bank, which the Corporation intends to utilize to fund a portion of the cash component of the Lake Michigan transaction in 2015. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to the Corporation's shareholders. Over the long term, cash dividends to shareholders are dependent upon earnings, capital requirements, regulatory restraints and other factors affecting Chemical Bank.
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
The Corporation's interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast (base case). At December 31, 2014 and 2013, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. Additionally, the Corporation projected the change in net interest income of an immediate 400 basis point increase in market interest rates at December 31, 2014 and 2013. The Corporation did not project an immediate 400 basis point decrease in interest rates as the likelihood of a decrease of this size was considered unlikely given prevailing interest rate levels. These projections were based on the Corporation's assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and residential mortgage and consumer loans. The ALCO regularly monitors the Corporation's forecasted net interest income sensitivity to ensure that it remains within established limits.

A summary of the Corporation's interest rate sensitivity at December 31, 2014 and 2013 follows:

	Gradual Change					Immediate Change
December 31, 2014
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400
Percent change in net interest income vs. constant rates	(4.7)%	(2.4)%	—	(0.3)%	(1.5)%	(6.6)%
December 31, 2013
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400
Percent change in net interest income vs. constant rates	(3.9)%	(1.8)%	—	0.1%	(0.6)%	(2.4)%
At December 31, 2014, the Corporation's model simulations projected that a 100, 200 and 400 basis point increases in interest rates would result in negative variances in net interest income of 0.3%, 1.5% and 6.6%, respectively, relative to the base case over the next twelve-month period. At December 31, 2014, the Corporation's model simulations also projected that decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.4% and 4.7%, respectively, relative to the base case over the next twelve-month period. At December 31, 2013, the model simulations projected that a 100 basis point increase in interest rates would result in a positive variance of 0.1%, relative to the base case over the next twelve-month period, while 200 and 400 basis point increases in interest rates would result in negative variances in net interest income of 0.6% and 2.4%, respectively, relative to the base case over the next twelve-month period, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.8% and 3.9%, respectively, relative to the base case over the next twelve-month period. The likelihood of a decrease in interest rates beyond 100 basis points at December 31, 2014 and 2013 was considered to be unlikely given prevailing interest rate levels.
The Corporation's model simulations at December 31, 2014 for a 200 basis point increase in interest rates resulted in a negative variance in net interest income, relative to the base case, primarily due to the Corporation deploying excess cash and maturing variable rate investment securities into fixed-rate loans during 2014. While the model simulations projected a negative variance for a 200 basis point increase, the Corporation's net interest income is still projected to be higher if interest rates were to rise 200 basis points due to the higher yield being earned on the funds deployed into loans compared to maintaining these funds at the FRB earning 25 basis points or investing in lower yielding investment securities. The Corporation's cash held at the FRB totaled $8 million at December 31, 2014, down from $180 million at December 31, 2013. The Corporation's model simulations at December 31, 2014 for an immediate 400 basis point increase in interest rates also resulted in a negative variance in net interest income, relative to the base case, due to the Corporation's loan portfolio being primarily comprised of fixed-rate loans, while a majority of the Corporation's customer deposit accounts are highly interest-rate sensitive.
Future increases in market interest rates are not expected to have a significant immediate favorable impact on the Corporation's net interest income at the time of such increases because of the low percentage of variable interest rate loans in the Corporation's loan portfolio and a large percentage of variable interest rate loans at interest rate floors at December 31, 2014. The percentage of variable interest rate loans, which comprised approximately 23% of the Corporation's loan portfolio at December 31, 2014, has remained relatively consistent during the twelve-month period ended December 31, 2014. Approximately two-thirds of the Corporation's variable interest rate loans were at an interest rate floor with a majority expected to remain at their floor until they mature or market interest rates rise more than 75 basis points.
To reduce the risk of rising interest rates adversely impacting net interest income, the Corporation has positioned its balance sheet to be less liability sensitive by holding some variable rate instruments in its investment securities portfolio. Variable rate investment securities at December 31, 2014 were $168 million, or 16% of total investment securities, compared to $238 million, or 25% of total investment securities, at December 31, 2013. The decline in variable rate investment securities during 2014 was largely due to the Corporation utilizing maturing investment securities to partially fund loan growth.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Chemical Financial Corporation:
We have audited the accompanying consolidated statements of financial position of Chemical Financial Corporation and subsidiaries (Corporation) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemical Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chemical Financial Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.

/s/ KPMG LLP

Detroit, Michigan
February 27, 2015

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
	2014	2013
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$144,892	$130,811
Interest-bearing deposits with the Federal Reserve Bank and other banks	38,128	179,977
Total cash and cash equivalents	183,020	310,788
Investment securities:
Available-for-sale, at fair value	748,864	684,570
Held-to-maturity, at amortized cost (fair value - $315,740 at December 31, 2014 and $268,271 at December 31, 2013)	316,413	273,905
Total investment securities	1,065,277	958,475
Loans held-for-sale, at fair value	9,128	5,219
Loans	5,688,230	4,647,621
Allowance for loan losses	(75,683)	(79,072)
Net loans	5,612,547	4,568,549
Premises and equipment	97,496	75,308
Goodwill	180,128	120,164
Other intangible assets	33,080	13,424
Interest receivable and other assets	141,467	132,781
Total Assets	$7,322,143	$6,184,708
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$1,591,661	$1,227,768
Interest-bearing	4,487,310	3,894,617
Total deposits	6,078,971	5,122,385
Interest payable and other liabilities	56,572	38,395
Short-term borrowings	389,467	327,428
Total liabilities	6,525,010	5,488,208
Shareholders' equity:
Preferred stock, no par value:
Authorized – 200,000 shares, none issued	—	—
Common stock, $1 par value per share:
Authorized — 45,000,000 shares
Issued and outstanding — 32,774,420 shares at December 31, 2014 and 29,789,825 shares at December 31, 2013	32,774	29,790
Additional paid in capital	565,166	488,177
Retained earnings	231,646	199,053
Accumulated other comprehensive loss	(32,453)	(20,520)
Total shareholders' equity	797,133	696,500
Total Liabilities and Shareholders' Equity	$7,322,143	$6,184,708

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$209,429	$195,590	$193,193
Interest on investment securities:
Taxable	9,147	10,234	9,890
Tax-exempt	7,054	6,394	5,931
Dividends on nonmarketable equity securities	1,224	1,105	1,041
Interest on deposits with the Federal Reserve Bank and other banks	407	738	703
Total Interest Income	227,261	214,061	210,758
Interest Expense
Interest on deposits	14,254	16,883	21,782
Interest on short-term borrowings	414	484	426
Interest on long-term FHLB advances and subordinated debt	42	47	1,005
Total Interest Expense	14,710	17,414	23,213
Net Interest Income	212,551	196,647	187,545
Provision for loan losses	6,100	11,000	18,500
Net Interest Income after Provision for Loan Losses	206,451	185,647	169,045
Noninterest Income
Service charges and fees on deposit accounts	22,414	21,939	19,581
Wealth management revenue	16,015	13,989	11,763
Other charges and fees for customer services	18,578	17,151	14,227
Mortgage banking revenue	5,041	5,336	6,597
Gain on sale of investment securities	—	1,133	34
Gain on sale of merchant card services	400	—	1,280
Other	647	861	1,202
Total Noninterest Income	63,095	60,409	54,684
Operating Expenses
Salaries, wages and employee benefits	104,218	96,419	84,383
Occupancy	15,842	13,934	12,413
Equipment and software	15,297	13,734	13,112
Other	44,568	40,861	42,013
Total Operating Expenses	179,925	164,948	151,921
Income Before Income Taxes	89,621	81,108	71,808
Federal income tax expense	27,500	24,300	20,800
Net Income	$62,121	$56,808	$51,008
Net Income Per Common Share
Basic	$1.98	$2.02	$1.86
Diluted	1.97	2.00	1.85
Cash Dividends Declared Per Common Share	0.94	0.87	0.82

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Net Income	$62,121	$56,808	$51,008
Other Comprehensive Income (Loss), Net of Tax:
Change in net unrealized gains (losses) on investment securities available-for-sale, net of tax expense (benefit) of $1,222, $(3,325), and $505 for the years ended December 31, 2014, 2013, and 2012, respectively	2,270	(6,177)	938
Reclassification adjustment for realized gain on sale of investment securities available-for-sale included in net income, net of tax expense of $311 for the year ended December 31, 2013	—	(577)	—
Change in adjustment for pension and other postretirement benefits, net of tax benefit (expense) of $7,648, $(9,344), and $3,623 for the years ended December 31, 2014, 2013, and 2012, respectively	(14,203)	17,353	(6,728)
Total other comprehensive income (loss), net of tax	(11,933)	10,599	(5,790)
Comprehensive Income	$50,188	$67,407	$45,218

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Years Ended December 31, 2014, 2013 and 2012
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share data)
Balances at December 31, 2011	$27,457	$431,277	$138,324	$(25,329)	$571,729
Comprehensive income			51,008	(5,790)	45,218
Cash dividends declared and paid of $0.82 per share			(22,566)		(22,566)
Shares issued — stock options	1	19			20
Shares issued — directors' stock plans	16	307			323
Shares issued — restricted stock units	25	(273)			(248)
Share-based compensation		1,865			1,865
Balances at December 31, 2012	27,499	433,195	166,766	(31,119)	596,341
Comprehensive income			56,808	10,599	67,407
Cash dividends declared and paid of $0.87 per share			(24,521)		(24,521)
Issuance of common stock, net of issuance costs	2,214	51,711			53,925
Shares issued — stock options	41	527			568
Shares issued — directors' stock plans	13	292			305
Shares issued — restricted stock units	23	(402)			(379)
Share-based compensation		2,854			2,854
Balances at December 31, 2013	29,790	488,177	199,053	(20,520)	696,500
Comprehensive income			62,121	(11,933)	50,188
Cash dividends declared and paid of $0.94 per share			(29,528)		(29,528)
Issuance of common stock, net of issuance costs	2,875	73,300			76,175
Shares issued — stock options	44	887			931
Shares issued — directors' stock plans	18	420			438
Shares issued — restricted stock units	37	(539)			(502)
Share-based compensation	10	2,921			2,931
Balances at December 31, 2014	$32,774	$565,166	$231,646	$(32,453)	$797,133
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Operating Activities
Net income	$62,121	$56,808	$51,008
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,100	11,000	18,500
Gains on sales of loans	(4,451)	(7,108)	(9,645)
Proceeds from sales of loans	153,743	218,237	314,521
Loans originated for sale	(150,795)	(198,683)	(303,723)
Gain on sale of investment securities	—	(1,133)	—
Net gains from sales/writedowns of other real estate and repossessed assets	(1,886)	(2,943)	(1,532)
Net (gain) loss on disposal of premises and equipment and branch bank properties	172	(281)	—
Depreciation of premises and equipment	8,980	8,713	8,142
Amortization and impairment of intangible assets	3,545	3,492	3,969
Net amortization of premiums and discounts on investment securities	4,497	4,196	4,795
Share-based compensation expense	2,931	2,854	1,865
Deferred income tax	(1,700)	635	12,668
Contributions to defined benefit pension plan	—	(15,000)	(12,000)
Net decrease in interest receivable and other assets	781	6,478	4,261
Net increase in interest payable and other liabilities	5,893	2,414	2,337
Net Cash Provided by Operating Activities	89,931	89,679	95,166
Investing Activities
Investment securities — available-for-sale:
Proceeds from maturities, calls and principal reductions	165,749	154,959	268,848
Proceeds from sales and redemptions	—	38,028	—
Purchases	—	(304,264)	(191,689)
Investment securities — held-to-maturity:
Proceeds from maturities, calls and principal reductions	83,989	65,790	55,352
Purchases	(127,187)	(109,655)	(102,034)
Net increase in loans	(586,121)	(502,687)	(330,760)
Proceeds from sales of other real estate and repossessed assets	12,486	18,018	24,341
Purchases of premises and equipment, net	(13,411)	(8,664)	(10,303)
Cash acquired, net of cash paid, in business combinations	(14,260)	—	339,372
Net Cash Provided by (Used in) Investing Activities	(478,755)	(648,475)	53,127
Financing Activities
Net increase in interest- and noninterest-bearing demand deposits and savings accounts	277,781	341,568	307,972
Net decrease in time deposits	(115,642)	(140,626)	(157,425)
Net increase in short-term borrowings	62,039	16,965	6,677
Repayment of FHLB advances	—	(34,289)	(8,768)
Repayment of subordinated debt obligations	(10,310)	—	—
Cash dividends paid	(29,528)	(24,521)	(22,566)
Proceeds from issuance of common stock, net of issuance costs	76,175	53,925	—
Proceeds from directors' stock purchase plan and exercise of stock options	1,242	806	260
Cash paid for payroll taxes upon conversion of restricted stock units	(701)	(379)	(248)
Net Cash Provided by Financing Activities	261,056	213,449	125,902
Net Increase (Decrease) in Cash and Cash Equivalents	(127,768)	(345,347)	274,195
Cash and Cash Equivalents at Beginning of Year	310,788	656,135	381,940
Cash and Cash Equivalents at End of Year	$183,020	$310,788	$656,135
Supplemental Disclosures of Cash Flow Information
Interest paid	$14,823	$18,047	$23,859
Federal income taxes paid	25,900	19,150	9,029
Loans transferred to other real estate and repossessed assets	11,308	6,382	15,794
Closed branch offices transferred to other real estate	841	382	—
Business combinations:
Fair value of tangible assets acquired (noncash)	747,181	—	52,337
Goodwill and identifiable intangible assets acquired	82,090	—	12,350
Liabilities assumed	815,011	—	404,059
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Chemical Financial Corporation (Corporation) operates in a single operating segment — commercial banking. The Corporation is a financial holding company, headquartered in Midland, Michigan, that operates through one commercial bank, Chemical Bank. Northwestern Bank was acquired in the acquisition of Northwestern Bancorp, Inc. (Northwestern) on October 31, 2014 and was consolidated with and into Chemical Bank as of that date. Chemical Bank operates within the State of Michigan as a state-chartered commercial bank. Chemical Bank operates through an internal organizational structure of four regional banking units and offers a full range of traditional banking and fiduciary products and services to the residents and business customers in the bank's geographical market areas. The products and services offered by the regional banking units, through branch banking offices, are generally consistent throughout the Corporation, as is the pricing of those products and services. The marketing of products and services throughout the Corporation's regional banking units is generally uniform, as many of the markets served by the regional banking units overlap. The distribution of products and services is uniform throughout the Corporation's regional banking units and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.
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
The Corporation is a significant limited partner in three low income housing tax credit partnerships. These entities meet the definition of VIEs. The Corporation is not the primary beneficiary of any of the VIEs in which it holds a limited partnership interest; therefore, the VIEs are not consolidated in the Corporation's financial statements. Exposure to loss as a result of its involvement with VIEs at December 31, 2014 was limited to approximately $4.9 million recorded as the Corporation's investment in two of the VIEs, which includes unfunded obligations to these projects of $2.0 million. The Corporation's investment in these projects are recorded in interest receivable and other assets and the future financial obligations are recorded in interest payable and other liabilities in the consolidated statement of financial position at December 31, 2014. The Corporation had no remaining recorded investment or unfunded obligations for the third VIE at December 31, 2014.
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

Business Combinations
Pursuant to the guidance of ASC Topic 805, Business Combinations (ASC 805), the Corporation recognizes assets acquired, including identified intangible assets, and the liabilities assumed in acquisitions at their fair values as of the acquisition date, with the acquisition-related transaction and restructuring costs expensed in the period incurred.
On October 31, 2014, the Corporation acquired Northwestern for total cash consideration of $121.0 million. The Corporation recorded $60.0 million of goodwill in conjunction with the acquisition, which represented the purchase price over the fair value of the identifiable net assets acquired Additionally, the Corporation recorded $12.9 million of core deposit intangible assets in conjunction with the acquisition.
On December 7, 2012, Chemical Bank acquired 21 branches from Independent Bank, a subsidiary of Independent Bank Corporation (branch acquisition transaction). In connection with the branch acquisition transaction, the Corporation recorded $6.8 million of goodwill, which represented the purchase price over the fair value of identifiable net assets acquired, and $5.6 million of core deposit intangible assets.
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
See Note 2 for further information regarding the Northwestern and OAK acquisitions and the branch acquisition transaction.
ASC 805 affords a measurement period beyond the acquisition date that allows the Corporation the opportunity to finalize the acquisition accounting in the event that new information is identified that existed as of the acquisition date but was not known by the Corporation at that time. The Corporation anticipates that measurement period adjustments may arise from adjustments to the fair values of assets and liabilities recognized at the acquisition date for Northwestern as additional information is obtained, such as appraisals of collateral securing loans and other borrower information. In the event that a measurement period adjustment is identified, the Corporation will recognize the adjustment as part of its acquisition accounting, which may result in an adjustment to goodwill being recorded.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand and interest-bearing deposits held at the Federal Reserve Bank (FRB).
Investment Securities
Investment securities include investments in debt, trust preferred and preferred stock securities. Investment securities are accounted for in accordance with ASC Topic 320, Investments — Debt and Equity Securities (ASC 320), which requires investments to be classified within one of three categories (trading, held-to-maturity or available-for-sale). The Corporation held no trading investment securities at December 31, 2014 or 2013.
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

Nonmarketable Equity Securities
The Corporation is required to hold non-marketable equity securities, comprised of Federal Home Loan Bank of Indianapolis (FHLB) and FRB stock, as a condition of membership. These securities are accounted for at cost, which equals par or redemption value. These securities do not have a readily determinable fair value as their ownership is restricted and there is no market for these securities. These securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. The Corporation records these non-marketable equity securities as a component of other assets and they are periodically evaluated for impairment. Management considers these non-marketable equity securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value, if applicable. The Corporation's ownership of FHLB stock totaled $19.0 million at December 31, 2014 and $17.2 million at December 31, 2013. The Corporation's ownership of FRB stock totaled $8.4 million at both December 31, 2014 and 2013.
Originated Loans
Originated loans include all of the Corporation's portfolio loans, excluding loans acquired on October 31, 2014 in the acquisition of Northwestern and on April 30, 2010 in the acquisition of OAK. Originated loans also include loans acquired as part of the branch acquisition transaction on December 7, 2012, as these loans were performing and were considered high-quality loans in accordance with the Corporation's credit underwriting standards at that date. Originated loans are held for investment purposes and are stated at their principal amount outstanding, net of unearned income, charge-offs and unamortized deferred fees and costs. Loan interest income is recognized on the accrual basis. Deferred loan fees and costs are amortized over the loan term based on the level-yield method. Net loan commitment fees are deferred and amortized into fee income on a straight-line basis over the commitment period.
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
Loans Acquired in a Business Combination
Loans acquired in a business combination (acquired loans) consist of loans acquired on April 30, 2010 in the acquisition of OAK and loans acquired on October 31, 2014 in the acquisition of Northwestern. Acquired loans were recorded at fair value at the date of acquisition, without a carryover of the associated allowance for loan losses related to these loans, through a fair value discount that was, in part, attributable to deterioration in credit quality. The estimate of expected credit losses was determined based on due diligence performed by executive and senior officers of the Corporation, with assistance from third-party consultants. The fair value discount was recorded as a reduction of the acquired loans' outstanding principal balances in the consolidated statement of financial position at the acquisition date.
The Corporation accounts for acquired loans, which are recorded at fair value at acquisition, in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30). Under the provisions of ASC 310-30, the Corporation aggregated acquired loans with an outstanding principal balance of $46 million at the acquisition date for the Northwestern transaction and $105 million at the acquisition date for the OAK transaction that were determined to be loans with deteriorated credit quality and, therefore, met the scope criteria set forth in ASC 310-30. Further, the Corporation understands, as outlined in the AICPA's open letter to the Office of the Chief Accountant of the SEC dated December 18, 2009 and pending further standard setting, that for acquired loans that do not meet the scope criteria of ASC 310-30, a company may elect to account for such acquired loans pursuant to the provisions of either ASC Topic 310-20, Nonrefundable Fees and Other Costs, or ASC 310-30. The Corporation elected to apply ASC 310-30, by analogy, to acquired loans that were determined not to have deteriorated credit quality with an outstanding principal balance of $461 million at the acquisition date for the Northwestern transaction and $578 million at the acquisition date for the OAK transaction and thus follows the accounting and disclosure guidance of ASC 310-30 for these loans. Accordingly, the Corporation applied ASC 310-30 to the entire loan portfolio acquired in the acquisition of Northwestern with an outstanding balance of $507 million at the acquisition date and in the acquisition of OAK with an outstanding principal balance of $683 million at the acquisition date. None of the acquired loans were classified as debt securities.
ASC 310-30 allows investors to aggregate acquired loans into loan pools that have common risk characteristics and thereby use a composite interest rate and expectation of cash flows expected to be collected for the loan pools. Under the provisions of ASC 310-30, the Corporation aggregated acquired loans into 4 pools for the acquisition of Northwestern and 14 pools for the acquisition of OAK based upon common risk characteristics, including types of loans, commercial type loans with similar risk grades and whether loans were performing or nonperforming. A pool is considered a single unit of accounting for the purposes of applying the guidance prescribed in ASC 310-30. A loan will be removed from a pool of acquired loans only if the loan is sold, foreclosed, paid off or written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and the cash, fair value of the collateral, or other assets received would not affect the effective yield used to recognize the accretable difference on the remaining pool. The Corporation estimated the cash flows expected to be collected over the life of the pools of loans at acquisition and estimates expected cash flows quarterly thereafter, based on a set of assumptions including expectations as to default rates, prepayment rates and loss severities. The Corporation must make numerous assumptions, interpretations and judgments using internal and third-party credit quality information to determine whether it is probable that the Corporation will be able to collect all contractually required payments. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved.
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
Loans in the Corporation's commercial loan portfolio (comprised of commercial, commercial real estate, real estate construction and land development loans) that meet the definition of a TDR generally consist of loans where the Corporation has allowed borrowers to defer scheduled principal payments and make interest-only payments for a specified period of time at the stated interest rate of the original loan agreement or reduced payments due to a moderate extension of the loan's contractual term. If the Corporation does not expect to collect all principal and interest on the loan, the modified loan is classified as a nonaccrual TDR. If the Corporation does not expect to incur a loss on the loan based on its assessment of the borrowers' expected cash flows, as the pre- and post-modification effective yields are approximately the same, the loan is classified as a nonperforming TDR until a six-month payment history is sustained, at which time the loan is classified as a performing TDR. Since no loss is expected to be incurred on these loans, no additional provision for loan losses has been recognized related to these loans, and these loans accrue interest at their contractual interest rate. These loans are individually evaluated for impairment and transferred to nonaccrual status if they become 90 days past due as to principal or interest payments or if it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the modified terms of the loan.
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
In determining the allowance and the related provision for loan losses, the Corporation considers four principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired loans in the commercial loan portfolio, (ii) reserves established for adversely-rated loans in the commercial loan portfolio and nonaccrual residential mortgage, consumer installment and home equity loans based on loan loss experience of other adversely-rated loans, (iii) reserves, by loan classes, on all other loans based principally on a five-year historical loan loss experience, loan loss trends and giving consideration to estimated loss emergence periods and (iv) an unallocated allowance based on the imprecision in the overall allowance methodology for loans collectively evaluated for impairment.
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
The third element is determined by assigning allocations based principally upon a weighted five-year average of loss experience for each class of loan with higher weighting placed on the most recent years. Average losses may be adjusted based on current loan loss experience, delinquency trends, estimated loss emergence periods and other environmental factors. This component considers the lagging impact of historical charge-off ratios in periods where future loan charge-offs are expected to increase or decrease, trends in delinquencies and nonaccrual loans, the changing portfolio mix in terms of collateral, average loan balance, loan growth and the degree of seasoning in the various loan portfolios. Loan loss analyses are performed quarterly and certain inputs and parameters are updated as necessary to reflect the current credit environment.
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
The Corporation accounts for mortgage servicing rights (MSRs) by separately recognizing servicing assets at the date of sale. An asset is recognized for the rights to service mortgage loans that are created by the origination of mortgage loans that are sold with the servicing retained by the Corporation. The Corporation's MSRs are included in other intangible assets in the statement of financial condition. The Corporation measures its MSRs at the lower of amortized cost or fair value and amortizes MSRs in proportion to and over the period of net servicing income. Unexpected prepayments of mortgage loans result in increased amortization of MSRs, as the remaining book value of the MSRs is expensed at the time of prepayment. The Corporation assesses MSRs for impairment on a quarterly basis based on fair value measurements. For purposes of measuring impairment, MSRs are stratified into relatively homogeneous pools based on characteristics such as period of origination, maturity date and interest rates. MSRs are also stratified between servicing assets originated by the Corporation and those acquired in acquisitions of other institutions. Any temporary impairment of MSRs is recognized as a valuation allowance, resulting in a reduction of mortgage banking revenue. The valuation allowance is recovered when impairment that is believed to be temporary no longer exists. Other-than-temporary impairments are recognized if the recoverability of the carrying value is determined to be remote. When this occurs, the unrecoverable portion of the valuation allowance is recorded as a direct write-down to the carrying value of MSRs. This direct write-down permanently reduces the carrying value of the MSRs, precluding recognition of subsequent recoveries, and results in a reduction of mortgage banking revenue. For purposes of measuring the fair value of MSRs, the Corporation utilizes a third-party modeling software program which is periodically validated by using valuations received from third-party valuation specialists. Servicing income is recognized when earned and is offset by the amortization of MSRs.
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
Other Real Estate
Other real estate (ORE) is primarily comprised of commercial and residential real estate properties, including vacant land and development properties, obtained in partial or total satisfaction of loan obligations. ORE also includes closed branch offices that are held for sale. ORE is recorded at the lower of cost or the estimated fair value of the property, less anticipated selling costs, based upon the property's appraised value at the date of transfer to ORE and management's estimate of the fair value of the collateral, with any difference between the net realizable value of the property and the carrying value of the loan charged to the allowance for loan losses. Subsequent changes in the fair value of ORE are recognized as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Changes in the fair value of ORE, subsequent to the initial transfer to ORE, and costs incurred to maintain ORE are recorded in other operating expenses on the consolidated statements of income. Gains or losses resulting from the sale of ORE are also recognized in other operating expenses on the date of sale. ORE totaling $14.8 million and $9.5 million at December 31, 2014 and 2013, respectively, was included in the consolidated statements of financial position in interest receivable and other assets. ORE at December 31, 2014 included $0.9 million related to closed branch offices.
Goodwill
Goodwill is not amortized, but rather is subject to impairment tests annually, or more frequently if triggering events occur and indicate potential impairment. The Corporation's annual goodwill impairment test was performed as of October 31, 2014. The Corporation elected to bypass the qualitative assessment of goodwill impairment that became acceptable as a result of FASB Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment (ASU 2011-08) and performed Step 1 of the goodwill impairment test as of October 31, 2014, consistent with the Corporation's historical practice.
The income and market approach methodologies prescribed in ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), were utilized to estimate the value of the Corporation's goodwill under Step 1 of the goodwill impairment test. The income approach quantifies the present value of future economic benefits by capitalizing or discounting the cash flows of a business. This approach considers projected dividends, earnings, dividend paying capacity and future residual value. The market approach estimates the fair value of the entity by comparing it to similar companies that have recently been acquired or companies that are publicly traded on an organized exchange. The market approach includes a comparison of the financial condition of the entity against the financial characteristics and pricing information of comparable companies. As a result of performing the Step 1 goodwill impairment evaluation, the Corporation determined that its goodwill was not impaired at October 31, 2014.The Corporation also determined that no triggering events occurred that indicated impairment from the most recent valuation date through December 31, 2014 and that the Corporation's goodwill was not impaired at December 31, 2014.
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
Short-term Borrowings
Short-term borrowings are comprised of securities sold under agreements to repurchase with customers, federal funds purchased and short-term Federal Home Loan Bank advances with original scheduled maturities of one year or less. Securities sold under agreements to repurchase are collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated statements of financial position. The dollar amount of the securities underlying the agreements remain in the Corporation's investment securities portfolio. The Corporation's securities sold under agreements to repurchase are considered a stable source of liquidity, much like its core deposit base, and are generally only provided to customers that have an established banking relationship with Chemical Bank.
Federal Home Loan Bank Advances
Federal Home Loan Bank (FHLB) advances are borrowings from the FHLB to fund short-term liquidity needs as well as a portion of the loan and investment securities portfolios. These advances are secured, under a blanket security agreement, by first lien residential mortgage loans with an aggregate book value equal to at least 145% of the FHLB advances and the FHLB stock owned by the Corporation. FHLB advances with an original maturity of one year or less are classified as short-term and FHLB advances with an original maturity of more than one year are classified as long-term.
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
The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Corporation to record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At December 31, 2014 and 2013, the Corporation had elected the fair value option on all of its residential mortgage loans held-for-sale. The Corporation has not elected the fair value option for any other financial assets or liabilities.
Pension and Postretirement Benefit Plan Actuarial Assumptions
The Corporation's defined benefit pension, supplemental pension and postretirement benefit obligations and related costs are calculated using actuarial concepts and measurements. Two critical assumptions, the discount rate and the expected long-term rate of return on plan assets, are important elements of expense and/or benefit obligation measurements. Other assumptions involve employee demographic factors such as retirement patterns, mortality, turnover and the rate of future compensation increases, as well as future health care costs. The Corporation evaluates all assumptions annually. Mortality assumptions at December 31, 2014 were based on the new RP-2014 mortality tables as prescribed by the Pension Protection Act of 2006. The new mortality tables are expected to result in increases in pension, supplemental pension and postretirement benefit expenses.
The discount rate enables the Corporation to state expected future benefit payments as a present value on the measurement date. The Corporation determined the discount rate at December 31, 2014 and 2013 by utilizing the results from a discount rate model that involves selecting a portfolio of bonds to settle the projected benefit payments of each plan. The selected bond portfolios are derived from a universe of corporate bonds rated at Aa quality. After a bond portfolio is selected, a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plan's benefit payments which represents the discount rate. A lower discount rate increases the present value of benefit obligations and increases pension, supplemental pension and postretirement benefit expenses.
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
On a quarterly basis, management assesses the reasonableness of its effective federal tax rate based upon its estimate of taxable income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on a quarterly basis, including the need for a valuation allowance for deferred tax assets.
Uncertain income tax positions are evaluated to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50% likely to be realized. Reserves for contingent income tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of audits or examinations. The Corporation had no contingent income tax liabilities recorded at December 31, 2014 and 2013.
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
The Corporation elected to early-adopt ASU 2014-01 as of January 1, 2014. The Corporation previously accounted for its investments in qualified affordable housing projects under the equity method; however, the Corporation determined that its investments in its qualified affordable housing projects meet the conditions set forth in ASU 2014-01 to account for these investments under the proportional amortization method. The Corporation invests in qualified affordable housing projects solely for the purpose of obtaining tax credits and other tax benefits. Accordingly, the Corporation believes that amortizing its investments in qualified affordable housing projects as a component of income tax expense rather than as a component of operating expenses better reflects the nature and intent of these investments. As a result of adopting ASU 2014-01, the Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $0.4 million during the year ended December 31, 2014. While the adoption of ASU 2014-01 requires retrospective application to all periods presented, the Corporation did not restate income tax expenses for the years ended December 31, 2013 and December 31, 2012 as the amount of additional income tax expense attributable to the amortization of investments in qualified affordable housing projects was not considered material. The Corporation's remaining investment in qualified affordable housing projects totaled $4.9 million at December 31, 2014 and $3.1 million at December 31, 2013.

Pending Accounting Pronouncements
In-Substance Foreclosures
In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a consensus of the FASB Emerging Issues Task Force (ASU 2014-04). ASU 2014-04 clarifies that an in-substance foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement. ASU 2014-04 also requires disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 is effective for public companies for interim and annual periods beginning after December 15, 2014, with early adoption permitted. Once adopted, an entity can elect either (i) a modified retrospective transition method or (ii) a prospective transition method. The modified retrospective transition method is applied by means of a cumulative-effect adjustment to residential mortgage loans and foreclosed residential real estate properties existing as of the beginning of the period for which the amendments of ASU 2014-04 are effective, with real estate reclassified to loans measured at the carrying value of the real estate at the date of adoption and loans reclassified to real estate measured at the lower of net carrying value of the loan or the fair value of the real estate less costs to sell at the date of adoption. The prospective transition method is applied by means of applying the amendments of ASU 2014-04 to all instances of receiving physical possession of residential real estate properties that occur after the date of adoption. The adoption of ASU 2014-04 on January 1, 2015 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.
Share-Based Compensation
In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a consensus of the FASB Emerging Issues Task Force (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting of share-based payment awards and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for all entities for interim and annual periods beginning after December 15, 2015, with early adoption permitted. An entity may apply the amendments in ASU 2014-12 either (i) prospectively to all awards granted or modified after the effective date or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.
Government-Guaranteed Mortgage Loans
In August 2014, the FASB issued ASU 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government Guaranteed Mortgage Loans upon Foreclosure, a consensus of the FASB Emerging Issues Task Force (ASU 2014-14). ASU 2014-14 provides clarifying guidance related to how creditors classify government-guaranteed loans upon foreclosure. Upon foreclosure of a government-guaranteed mortgage loan, the loan should be derecognized and a separate other receivable should be recognized if the following conditions are met: (i) the loan has a government guarantee that is not separable from the loan before foreclosure; (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor at the time of foreclosure. ASU 2014-14 is effective for public companies for interim and annual periods beginning after December 15, 2014. An entity should adopt using either the modified retrospective method or the prospective transition method. An entity must apply the same method elected under ASU 2014-04. Early adoption is permitted if the entity has already adopted ASU 2014-04. The adoption of ASU 2014-14 on January 1, 2015 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

NOTE 2 — ACQUISITIONS
Pending Acquisition of Monarch Community Bancorp, Inc.
On October 31, 2014, the Corporation entered into an Agreement and Plan of Merger with Monarch Community Bancorp, Inc. (Monarch). Under the terms of the merger agreement, the Corporation will exchange 0.0982 shares of its common stock for each share of Monarch common stock outstanding. Based on the closing price of the Corporation's common stock on December 31, 2014, the merger has a transaction value of approximately $27.0 million. The merger has received regulatory approval. Completion of the merger is subject to the approval of Monarch's shareholders and satisfaction of other customary closing conditions.
In connection with the pending merger with Monarch, two purported Monarch stockholders have filed putative class action lawsuits against Monarch, its board of directors, Monarch Community Bank, the Corporation and Chemical Bank. Among other remedies, the plaintiffs seek to enjoin the merger. Monarch and the Corporation have entered into a memorandum of understanding with the plaintiffs regarding the settlement of these lawsuits, which is subject to court approval. If this litigation is not resolved, these lawsuits could prevent or delay completion of the merger and result in substantial costs to Monarch and the Corporation, including any costs associated with indemnification. Additional lawsuits may be filed against Monarch, the Corporation or the directors and officers of either company in connection with the merger. The defense or settlement of any lawsuit or claim that remains unresolved at the effective time of the merger may adversely affect the Corporation's business, financial condition, results of operations, cash flows and market price.
Pending Acquisition of Lake Michigan Financial Corporation
On January 5, 2015, the Corporation entered into an Agreement and Plan of Merger with Lake Michigan Financial Corporation (Lake Michigan). Under the terms of the merger agreement, each Lake Michigan shareholder will receive $16.64 in cash and 1.326 shares of the Corporation's common stock for each share of Lake Michigan common stock. Based on the 30-day volume weighted price per share of the Corporation's common stock as of January 5, 2015, the merger has a transaction value of approximately $184.1 million. Completion of the merger is subject to regulatory approval and the approval of Lake Michigan's shareholders, in addition to satisfaction of other customary closing conditions.
Acquisition of Northwestern Bancorp, Inc.
On October 31, 2014, the Corporation acquired all of the outstanding stock of Northwestern Bancorp, Inc. (Northwestern) for total cash consideration of $121 million. Northwestern, a bank holding company which owned Northwestern Bank, provided traditional banking services and products through 25 banking offices serving communities in the northwestern lower peninsula of Michigan. As of the October 31, 2014 acquisition date, Northwestern added total assets of $815 million, including total loans of $475 million, and total deposits of $794 million to the Corporation. Northwestern Bank was consolidated with and into Chemical Bank as of the acquisition date. In connection with the acquisition of Northwestern, the Corporation recorded $60.0 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Northwestern. In addition, the Corporation recorded $12.9 million of core deposit intangible assets in conjunction with the acquisition.
The results of the merged Northwestern operations are presented within the Corporation’s consolidated financial statements from the acquisition date. The disclosure of Northwestern's post-acquisition revenue and net income is not practical due to the combining of Northwestern Bank’s operations with and into Chemical Bank as of the acquisition date. Acquisition-related transaction expenses associated with the Northwestern acquisition totaled $5.8 million during 2014.
The summary computation of the purchase price, including adjustments to reflect Northwestern’s assets acquired and liabilities assumed at fair value and the allocation of the purchase price to the net assets of Northwestern is presented below. The acquisition accounting presented below may be further adjusted during a measurement period of up to one year beyond the acquisition date that provides the Corporation with the opportunity to finalize the acquisition accounting in the event that new information is identified that existed as of the acquisition date but was not known by the Corporation at that time.

A summary of the purchase price and the excess of the purchase price over the fair value of adjusted net assets acquired (goodwill) follows (in thousands):

Cash paid to acquire outstanding stock	$119,428
Cash paid for stock option cancellation agreements	1,580
Cash paid in acquisition	$121,008

Net assets acquired:
Northwestern shareholders' equity	$70,081
Adjustments to reflect fair value of net assets acquired:
Loans	(32,500)
Allowance for loan losses	16,453
Deferred tax assets, net	5,787
Premises and equipment	(8,961)
Core deposit intangibles	12,891
Mortgage servicing rights	1,568
Goodwill	(2,050)
Other real estate	(800)
Estimated losses on sold loans	(1,650)
Other assets and other liabilities	225
Fair value or adjusted net assets acquired	61,044
Goodwill recognized as a result of the Northwestern transaction	$59,964
Allocation of Purchase Price
The preliminary acquisition date estimated fair values of the assets acquired and liabilities assumed of Northwestern were as follows (in thousands):

Assets
Cash and cash equivalents	$106,748
Investment securities	230,358
Loans	475,285
Premises and equipment	18,770
Deferred tax asset, net	8,557
Interest receivable and other assets	14,211
Goodwill	59,964
Core deposit intangible asset	12,891
Mortgage servicing rights asset	9,235
Assets acquired, at fair value	936,019
Liabilities
Deposits	794,447
Subordinated debt obligation	10,310
Interest payable and other liabilities	10,254
Total liabilities acquired, at fair value	815,011
Total cash purchase price	$121,008
The Corporation repaid the subordinated debt obligation on December 31, 2014.
Upon acquisition, the Northwestern loan portfolio had contractually required principal and interest payments receivable of $507 million and $112 million, respectively, expected principal and interest cash flows of $481 million and $104 million, respectively, and a fair value of $475 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $34 million at the acquisition date, with $26 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $110 million at the acquisition date. At December 31, 2014, the outstanding contractual principal balance and the carrying amount of the Northwestern acquired loan portfolio were $485 million and $452 million, respectively, and there was no related allowance for loan losses at that date.

Unaudited Pro Forma Combined Results of Operations
The following unaudited pro forma combined results of operations of Chemical and Northwestern presents results as if the acquisition had been completed as of the beginning of each period indicated. The unaudited pro forma combined results of operations are presented solely for information purposes and are not intended to represent or be indicative of the consolidated results of operations that Chemical would have reported had this transaction been completed as of the dates and for the periods presented, nor are they necessarily indicative of future results. In particular, no adjustments have been made to eliminate the amount of Northwestern's provision for loan losses incurred prior to the acquisition date that would not have been necessary had the acquired loans been recorded at fair value as of the beginning of each period indicated. In accordance with Article 11 of SEC Regulation S-X, transaction costs directly attributable to the acquisition have been excluded.

	Year ended December 31,
	2014	2013
	(In thousands, except per share data)
Interest income	$247,748	$241,499
Interest expense	16,221	20,014
Net interest income	231,527	221,485
Provision for loan losses	6,825	18,329
Net interest income after provision for loan losses	224,702	203,156
Noninterest income	79,229	82,492
Operating expenses	201,289	206,025
Income before income taxes	102,642	79,623
Federal income tax expense	32,209	23,777
Net income	$70,433	$55,846
Net income per common share:
Basic	$2.25	$1.98
Diluted	2.23	1.97
Weighted average shares outstanding:
Basic	31,367	28,183
Diluted	31,588	28,352
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
In connection with the acquisition of the branches, the Corporation recorded $6.8 million of goodwill and $5.6 million of core deposit intangible assets.
Acquisition of O.A.K. Financial Corporation
On April 30, 2010, the Corporation acquired O.A.K. Financial Corporation (OAK) for total consideration of $83.7 million. OAK provided traditional commercial banking services and products through 14 banking offices serving communities in Ottawa, Allegan and Kent counties in west Michigan. At the acquisition date, OAK added total assets of $820 million, including total loans of $627 million and total deposits of $693 million, including brokered deposits of $193 million, to the Corporation. The outstanding contractual principal balance and the carrying amount of the acquired OAK loan portfolio were $268 million and $246 million, respectively, at December 31, 2014, compared to $320 million and $295 million, respectively, at December 31, 2013.

Accretable Yield
Activity for the accretable yield, which includes contractually due interest for acquired loans that have been renewed or extended since the date of acquisition and continue to be accounted for in loan pools in accordance with ASC 310-30, follows:

	Years Ended December 31,
	2014			2013
	Northwestern	OAK	Total	Total
	(In thousands)
Balance at beginning of period	$—	$32,610	$32,610	$49,390
Addition attributable to Northwestern transaction	110,003	—	110,003	—
Additions, net of reductions*	(1,605)	5,411	3,806	(29)
Accretion recognized in interest income	(3,723)	(14,735)	(18,458)	(16,876)
Reclassification from nonaccretable difference	—	10,000	10,000	125
Balance at end of period	$104,675	$33,286	$137,961	$32,610

*
Represents additions in estimated contractual interest expected to be collected from acquired loans being renewed or extended, less reductions in contractual interest resulting from the early payoff of acquired loans.

As part of its ongoing assessment of the acquired loan portfolio, management has determined that the overall credit quality of the OAK acquired loan portfolio has improved, which has resulted in an improvement in expected cash flows of loan pools in the OAK acquired commercial loan portfolio. Accordingly, management reclassified $10.0 million during 2014 from the nonaccretable difference to the accretable yield for these acquired commercial loan pools, which will increase amounts recognized into interest income over the estimated remaining lives of these loan pools.

NOTE 3 — INVESTMENT SECURITIES
The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at December 31, 2014 and 2013:

	Investment Securities Available-for-Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014
U.S. Treasury securities	$8,272	$—	$13	$8,259
Government sponsored agencies	263,658	356	511	263,503
State and political subdivisions	45,157	1,087	17	46,227
Residential mortgage-backed securities	240,465	885	1,543	239,807
Collateralized mortgage obligations	145,316	261	1,194	144,383
Corporate bonds	44,930	213	48	45,095
Preferred stock	1,389	201	—	1,590
Total	$749,187	$3,003	$3,326	$748,864
December 31, 2013
Government sponsored agencies	$93,895	$250	$382	$93,763
State and political subdivisions	42,450	1,355	7	43,798
Residential mortgage-backed securities	303,495	968	5,097	299,366
Collateralized mortgage obligations	182,128	452	1,639	180,941
Corporate bonds	65,028	499	252	65,275
Preferred stock	1,389	63	25	1,427
Total	$688,385	$3,587	$7,402	$684,570

	Investment Securities Held-to-Maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014
State and political subdivisions	$305,913	$7,294	$4,557	$308,650
Trust preferred securities	10,500	—	3,410	7,090
Total	$316,413	$7,294	$7,967	$315,740
December 31, 2013
State and political subdivisions	$263,405	$5,462	$6,846	$262,021
Trust preferred securities	10,500	—	4,250	6,250
Total	$273,905	$5,462	$11,096	$268,271
The majority of the Corporation's residential mortgage-backed securities and collateralized mortgage obligations are backed by a U.S. government agency (Government National Mortgage Association) or a government sponsored enterprise (Federal Home Loan Mortgage Corporation or Federal National Mortgage Association).
At December 31, 2014, the Corporation held $10.5 million of trust preferred investment securities that were recorded as held-to-maturity, with $10.0 million of these securities representing a 100% interest in a trust preferred investment security of a small non-public bank holding company in Michigan that has been assessed by the Corporation as financially strong. The remaining $0.5 million represents a 10% interest in another trust preferred investment security of a small non-public bank holding company located in Michigan that was considered well-capitalized under regulatory guidelines at December 31, 2014.

At December 31, 2014, it was the Corporation's opinion that the market for trust preferred investment securities was not active, and thus, in accordance with GAAP, when there is a significant decrease in the volume and activity for an asset or liability in relation to normal market activity, adjustments to transaction or quoted prices may be necessary or a change in valuation technique or multiple valuation techniques may be appropriate. The Corporation obtained pricing information for its trust preferred investment securities from an independent third-party pricing source. The pricing information was based on both observable inputs and unobservable inputs, including appropriate risk adjustments that market participants would make for possible nonperformance, illiquidity and issuer specifics such as size, leverage position and location. The observable inputs were based on the existing market and insight into appropriate rate of return adjustments that market participants would require for the additional risk associated with a single issue investment security of this nature. Based on the information obtained from the independent third-party pricing source, the Corporation calculated a fair value at December 31, 2014 of $6.8 million on its $10.0 million trust preferred investment security and $0.3 million on its $0.5 million trust preferred investment security, resulting in a combined unrealized loss of $3.4 million at that date.
The following is a summary of the amortized cost and fair value of investment securities at December 31, 2014, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

	December 31, 2014
	Amortized Cost	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$194,598	$194,475
Due after one year through five years	487,952	487,511
Due after five years through ten years	61,825	61,887
Due after ten years	3,423	3,401
Preferred stock	1,389	1,590
Total	$749,187	$748,864
Investment Securities Held-to-Maturity:
Due in one year or less	$37,069	$37,222
Due after one year through five years	131,711	134,918
Due after five years through ten years	96,736	98,774
Due after ten years	50,897	44,826
Total	$316,413	$315,740

The following schedule summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized losses at December 31, 2014 and 2013, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2014
U.S. Treasury securities	$8,259	$13	$—	$—	$8,259	$13
Government sponsored agencies	166,963	406	31,927	105	198,890	511
State and political subdivisions	62,310	3,348	36,847	1,226	99,157	4,574
Residential mortgage-backed securities	17,276	52	180,194	1,491	197,470	1,543
Collateralized mortgage obligations	63,077	179	31,620	1,015	94,697	1,194
Corporate bonds	—	—	14,952	48	14,952	48
Trust preferred securities	—	—	7,090	3,410	7,090	3,410
Preferred stock	—	—	—	—	—	—
Total	$317,885	$3,998	$302,630	$7,295	$620,515	$11,293
December 31, 2013
Government sponsored agencies	$47,352	$205	$14,031	$177	$61,383	$382
State and political subdivisions	126,345	6,475	19,074	378	145,419	6,853
Residential mortgage-backed securities	274,076	5,097	—	—	274,076	5,097
Collateralized mortgage obligations	84,995	1,127	14,684	512	99,679	1,639
Corporate bonds	14,931	78	19,826	174	34,757	252
Trust preferred securities	—	—	6,250	4,250	6,250	4,250
Preferred stock	1,024	25	—	—	1,024	25
Total	$548,723	$13,007	$73,865	$5,491	$622,588	$18,498
An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all reasonably available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security at December 31, 2014, represented an other-than-temporary impairment (OTTI). Management believed that the unrealized losses on investment securities at December 31, 2014 were temporary in nature and due primarily to changes in interest rates and reduced market liquidity and not as a result of credit-related issues. Unrealized losses of $3.4 million in the trust preferred securities portfolio, related to trust preferred securities of two well-capitalized bank holding companies in Michigan, were attributable to illiquidity in financial markets for these types of investments. The Corporation performed an analysis of the creditworthiness of these issuers and concluded that, at December 31, 2014, the Corporation expected to recover the entire amortized cost basis of these investment securities.
At December 31, 2014, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, at December 31, 2014, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. Additionally, no impairment loss was realized in the Corporation's consolidated statement of income for the year ended December 31, 2014. However, there is no assurance that OTTI may not occur in the future.
Investment securities with an amortized cost of $493 million and $616 million at December 31, 2014 and 2013, respectively, were pledged to secure public fund deposits, short-term borrowings and for other purposes as required by law.

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
Land development — Secured development loans made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date. Land development loans at December 31, 2014 and 2013 were primarily comprised of loans to develop residential properties.
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
Commercial, commercial real estate, real estate construction and land development loans are referred to as the Corporation's commercial loan portfolio, while residential mortgage, consumer installment and home equity loans are referred to as the Corporation's consumer loan portfolio. A summary of loans follows:

	December 31,
	2014	2013
	(In thousands)
Commercial loan portfolio:
Commercial	$1,354,881	$1,176,307
Commercial real estate	1,557,648	1,232,658
Real estate construction	152,745	89,795
Land development	18,750	20,066
Subtotal	3,084,024	2,518,826
Consumer loan portfolio:
Residential mortgage	1,110,390	960,423
Consumer installment	829,570	644,769
Home equity	664,246	523,603
Subtotal	2,604,206	2,128,795
Total loans	$5,688,230	$4,647,621

Chemical Bank has extended loans to its directors, executive officers and their affiliates. These loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time, and did not involve more than the normal risk of repayment by the borrower. The aggregate loans outstanding to the directors, executive officers and their affiliates totaled $31.2 million at December 31, 2014 and $26.8 million at December 31, 2013. During 2014 and 2013, there were $39.3 million and $54.2 million, respectively, of new loans and other additions, while repayments and other reductions totaled $34.9 million and $43.4 million, respectively.
Loans held-for-sale, comprised of fixed-rate residential mortgage loans, were $9.1 million at December 31, 2014 and $5.2 million at December 31, 2013. The Corporation sold residential mortgage loans totaling $149 million in 2014 and $211 million in 2013.
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
The Corporation has a commercial loan portfolio approval process involving underwriting and individual and group loan approval authorities to consider credit quality and loss exposure at loan origination. The loans in the Corporation's commercial loan portfolio are risk rated at origination based on the grading system set forth below. The approval authority of relationship managers is established based on experience levels, with credit decisions greater than $1.0 million requiring group loan authority approval, except for four executive and senior officers who have varying limits exceeding $1.5 million and up to $3.5 million. With respect to the group loan authorities, the Corporation has a loan committee, consisting of certain executive and senior officers, that meets weekly to consider loans ranging in amounts from $1.0 million to $5.0 million, depending on risk rating and credit action required. A directors' loan committee, consisting of eight independent members of the board of directors, the chief executive officer and senior credit officer, meets bi-weekly to consider loans in amounts over $5.0 million, and certain loans under $5.0 million depending on a loan's risk rating and credit action required. Loans over $10.0 million require the approval of the board of directors.
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

The following schedule presents the recorded investment of loans in the commercial loan portfolio by risk rating categories at December 31, 2014 and 2013:

	Commercial	Commercial Real Estate	Real Estate Construction	Land Development	Total
	(In thousands)
December 31, 2014
Originated Portfolio:
Risk Grades 1-5	$1,171,817	$1,114,529	$134,668	$2,952	$2,423,966
Risk Grade 6	37,800	34,996	1,408	738	74,942
Risk Grade 7	29,863	29,935	2,502	613	62,913
Risk Grade 8	16,417	24,958	162	225	41,762
Risk Grade 9	1	8	—	—	9
Subtotal	1,255,898	1,204,426	138,740	4,528	2,603,592
Acquired Portfolio:
Risk Grades 1-5	76,780	321,018	14,005	11,789	423,592
Risk Grade 6	12,687	8,698	—	583	21,968
Risk Grade 7	4,089	12,478	—	197	16,764
Risk Grade 8	5,427	11,028	—	1,653	18,108
Risk Grade 9	—	—	—	—	—
Subtotal	98,983	353,222	14,005	14,222	480,432
Total	$1,354,881	$1,557,648	$152,745	$18,750	$3,084,024
December 31, 2013
Originated Portfolio:
Risk Grades 1-5	$1,024,461	$991,964	$75,696	$6,874	$2,098,995
Risk Grade 6	20,082	34,248	654	969	55,953
Risk Grade 7	29,776	30,377	738	3,128	64,019
Risk Grade 8	17,414	28,580	371	2,309	48,674
Risk Grade 9	960	18	—	—	978
Subtotal	1,092,693	1,085,187	77,459	13,280	2,268,619
Acquired Portfolio:
Risk Grades 1-5	73,763	133,653	12,336	4,667	224,419
Risk Grade 6	5,472	5,022	—	—	10,494
Risk Grade 7	852	7,792	—	—	8,644
Risk Grade 8	3,527	1,004	—	2,119	6,650
Risk Grade 9	—	—	—	—	—
Subtotal	83,614	147,471	12,336	6,786	250,207
Total	$1,176,307	$1,232,658	$89,795	$20,066	$2,518,826
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

The following schedule presents the recorded investment of loans in the consumer loan portfolio based on loans in a performing status and loans in a nonperforming status at December 31, 2014 and 2013:

	Residential Mortgage	Consumer Installment	Home Equity	Total
	(In thousands)
December 31, 2014
Originated Loans:
Performing	$987,542	$818,878	$566,083	$2,372,503
Nonperforming	10,459	500	3,013	13,972
Subtotal	998,001	819,378	569,096	2,386,475
Acquired Loans:
Performing	111,101	10,174	94,696	215,971
Nonperforming	1,288	18	454	1,760
Subtotal	112,389	10,192	95,150	217,731
Total	$1,110,390	$829,570	$664,246	$2,604,206
December 31, 2013
Originated Loans:
Performing	$934,747	$642,370	$488,996	$2,066,113
Nonperforming	14,134	676	3,382	18,192
Subtotal	948,881	643,046	492,378	2,084,305
Acquired Loans:
Performing	11,481	1,723	31,182	44,386
Nonperforming	61	—	43	104
Subtotal	11,542	1,723	31,225	44,490
Total	$960,423	$644,769	$523,603	$2,128,795
Nonperforming Loans
A summary of nonperforming loans follows:

	December 31,
	2014	2013
	(In thousands)
Nonaccrual loans:
Commercial	$16,418	$18,374
Commercial real estate	24,966	28,598
Real estate construction	162	371
Land development	225	2,309
Residential mortgage	6,706	8,921
Consumer installment	500	676
Home equity	1,667	2,648
Total nonaccrual loans	50,644	61,897
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	170	536
Commercial real estate	—	190
Residential mortgage	557	537
Home equity	1,346	734
Total accruing loans contractually past due 90 days or more as to interest or principal payments	2,073	1,997
Nonperforming TDRs:
Commercial loan portfolio	15,271	13,414
Consumer loan portfolio	3,196	4,676
Total nonperforming TDRs	18,467	18,090
Total nonperforming loans	$71,184	$81,984

The Corporation's nonaccrual loans at December 31, 2014 and 2013 included $37.2 million and $37.3 million, respectively, of nonaccrual TDRs.
There was no interest income recognized on nonaccrual loans during 2014, 2013 and 2012 while the loans were in nonaccrual status. During 2014, 2013 and 2012, the Corporation recognized $0.5 million, $0.9 million and $1.1 million, respectively, of interest income on these loans while they were in an accruing status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $3.3 million in 2014, $3.5 million in 2013 and $4.5 million in 2012. During 2014, 2013 and 2012, the Corporation recognized interest income of $3.6 million, $3.2 million and $2.9 million, respectively, on performing and nonperforming TDRs.
Impaired Loans
The following schedule presents impaired loans by classes of loans at December 31, 2014:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Annual Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Impaired loans with a valuation allowance:
Commercial	$966	$1,040	$293	$2,117	$—
Commercial real estate	2,587	2,927	710	3,699	—
Real estate construction	—	—	—	—	—
Land development	—	—	—	—	—
Residential mortgage	19,681	19,681	335	19,740	1,252
Subtotal	23,234	23,648	1,338	25,556	1,252
Impaired loans with no related valuation allowance:
Commercial	38,094	44,557	—	39,020	1,375
Commercial real estate	60,616	82,693	—	49,676	1,567
Real estate construction	162	255	—	164	—
Land development	1,928	3,484	—	3,551	131
Residential mortgage	7,994	7,994	—	7,005	15
Consumer installment	518	518	—	602	1
Home equity	2,121	2,121	—	2,302	12
Subtotal	111,433	141,622	—	102,320	3,101
Total impaired loans:
Commercial	39,060	45,597	293	41,137	1,375
Commercial real estate	63,203	85,620	710	53,375	1,567
Real estate construction	162	255	—	164	—
Land development	1,928	3,484	—	3,551	131
Residential mortgage	27,675	27,675	335	26,745	1,267
Consumer installment	518	518	—	602	1
Home equity	2,121	2,121	—	2,302	12
Total	$134,667	$165,270	$1,338	$127,876	$4,353

The following schedule presents impaired loans by classes of loans at December 31, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Annual Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Impaired loans with a valuation allowance:
Commercial	$2,517	$2,656	$728	$5,398	$—
Commercial real estate	2,576	2,965	353	9,725	—
Real estate construction	—	—	—	56	—
Land development	—	—	—	719	—
Residential mortgage	17,408	17,408	510	17,689	1,123
Subtotal	22,501	23,029	1,591	33,587	1,123
Impaired loans with no related valuation allowance:
Commercial	38,838	44,377	—	24,231	990
Commercial real estate	48,220	61,444	—	41,100	1,348
Real estate construction	371	478	—	314	—
Land development	7,170	11,817	—	9,075	303
Residential mortgage	8,921	8,921	—	9,147	—
Consumer installment	676	676	—	653	—
Home equity	2,648	2,648	—	2,914	—
Subtotal	106,844	130,361	—	87,434	2,641
Total impaired loans:
Commercial	41,355	47,033	728	29,629	990
Commercial real estate	50,796	64,409	353	50,825	1,348
Real estate construction	371	478	—	370	—
Land development	7,170	11,817	—	9,794	303
Residential mortgage	26,329	26,329	510	26,836	1,123
Consumer installment	676	676	—	653	—
Home equity	2,648	2,648	—	2,914	—
Total	$129,345	$153,390	$1,591	$121,021	$3,764
The average annual recorded investment of impaired loans during 2012 was $133.0 million and was comprised of the following classes of loans: commercial - $27.7 million; commercial real estate - $58.1 million; real estate construction - $0.7 million; land development - $9.1 million; residential mortgage - $33.4 million; consumer installment - $1.1 million; and home equity - $2.9 million. Interest income recognized during 2012 while these loans were in impaired status was $3.7 million, including $1.0 million on commercial loans, $1.0 million on commercial real estate loans, $0.4 million on land development loans and $1.4 million on residential mortgage loans.
The difference between an impaired loan's recorded investment and the unpaid principal balance for originated loans represents a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management's assessment that full collection of the loan balance is not likely, and for acquired loans that meet the definition of an impaired loan represents fair value adjustments recognized at the acquisition date attributable to expected credit losses and the discounting of expected cash flows at market interest rates. The difference between the recorded investment and the unpaid principal balance of $30.6 million and $24.0 million at December 31, 2014 and December 31, 2013, respectively, includes confirmed losses (partial charge-offs) of $15.4 million and $20.2 million, respectively, and fair value discount adjustments of $15.2 million and $3.8 million, respectively.
Impaired loans included $19.9 million and $9.8 million at December 31, 2014 and December 31, 2013, respectively, of acquired loans that were not performing in accordance with original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loans. Impaired loans also included $45.7 million and $39.6 million at December 31, 2014 and December 31, 2013, respectively, of performing TDRs.

The following schedule presents the aging status of the recorded investment in loans by classes of loans at December 31, 2014 and 2013.

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Non-accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
December 31, 2014
Originated Portfolio:
Commercial	$4,033	$743	$170	$16,418	$21,364	$1,234,534	$1,255,898
Commercial real estate	7,515	1,383	—	24,966	33,864	1,170,562	1,204,426
Real estate construction	262	—	—	162	424	138,316	138,740
Land development	—	—	—	225	225	4,303	4,528
Residential mortgage	2,126	54	557	6,706	9,443	988,558	998,001
Consumer installment	3,620	512	—	500	4,632	814,746	819,378
Home equity	3,039	660	1,346	1,667	6,712	562,384	569,096
Total	$20,595	$3,352	$2,073	$50,644	$76,664	$4,913,403	$4,990,067
Acquired Portfolio:
Commercial	$133	$—	$5,427	$—	$5,560	$93,423	$98,983
Commercial real estate	2,014	352	11,052	—	13,418	339,804	353,222
Real estate construction	—	—	—	—	—	14,005	14,005
Land development	—	—	1,653	—	1,653	12,569	14,222
Residential mortgage	156	—	18	—	174	112,215	112,389
Consumer installment	55	3	454	—	512	9,680	10,192
Home equity	636	106	1,288	—	2,030	93,120	95,150
Total	$2,994	$461	$19,892	$—	$23,347	$674,816	$698,163
December 31, 2013
Originated Portfolio:
Commercial	$4,748	$865	$536	$18,374	$24,523	$1,068,170	$1,092,693
Commercial real estate	8,560	1,604	190	28,598	38,952	1,046,235	1,085,187
Real estate construction	—	4,107	—	371	4,478	72,981	77,459
Land development	—	—	—	2,309	2,309	10,971	13,280
Residential mortgage	2,191	103	537	8,921	11,752	937,129	948,881
Consumer installment	2,630	359	—	676	3,665	639,381	643,046
Home equity	1,452	278	734	2,648	5,112	487,266	492,378
Total	$19,581	$7,316	$1,997	$61,897	$90,791	$4,262,133	$4,352,924
Acquired Portfolio:
Commercial	$—	$—	$5,656	$—	$5,656	$77,958	$83,614
Commercial real estate	—	133	1,695	—	1,828	145,643	147,471
Real estate construction	—	—	—	—	—	12,336	12,336
Land development	—	—	2,332	—	2,332	4,454	6,786
Residential mortgage	—	—	61	—	61	11,481	11,542
Consumer installment	3	51	—	—	54	1,669	1,723
Home equity	394	—	43	—	437	30,788	31,225
Total	$397	$184	$9,787	$—	$10,368	$284,329	$294,697

Loans Modified Under Troubled Debt Restructurings (TDRs)
The following schedule presents the Corporation's TDRs at December 31, 2014 and 2013:

	Performing TDRs	Non-Performing TDRs	Nonaccrual TDRs	Total
	(In thousands)
December 31, 2014
Commercial loan portfolio	$29,179	$15,271	$32,597	$77,047
Consumer loan portfolio	16,485	3,196	4,594	24,275
Total	$45,664	$18,467	$37,191	$101,322
December 31, 2013
Commercial loan portfolio	$26,839	$13,414	$31,961	$72,214
Consumer loan portfolio	12,732	4,676	5,321	22,729
Total	$39,571	$18,090	$37,282	$94,943
The following schedule provides information on the Corporation's TDRs that were modified during the years ended December 31, 2014, 2013 and 2012:

	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Year ended December 31, 2014
Commercial loan portfolio:
Commercial	53	$13,781	$13,781
Commercial real estate	46	12,075	12,075
Land development	1	72	72
Subtotal — commercial loan portfolio	100	25,928	25,928
Consumer loan portfolio (residential mortgage)	119	4,184	4,158
Total	219	$30,112	$30,086
Year ended December 31, 2013
Commercial loan portfolio:
Commercial	57	$12,123	$12,123
Commercial real estate	49	16,222	16,222
Real estate construction	4	575	575
Land development	4	1,958	1,958
Subtotal — commercial loan portfolio	114	30,878	30,878
Consumer loan portfolio (residential mortgage)	85	4,943	4,840
Total	199	$35,821	$35,718
Year ended December 31, 2012
Commercial loan portfolio:
Commercial	91	$13,720	$13,720
Commercial real estate	77	17,328	17,328
Land development	11	5,494	5,494
Subtotal — commercial loan portfolio	179	36,542	36,542
Consumer loan portfolio (residential mortgage)	121	9,944	9,684
Total	300	$46,486	$46,226
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

The following schedule includes TDRs for which there was a payment default during the years ended December 31, 2014, 2013 and 2012, whereby the borrower was past due with respect to principal and/or interest for 90 days or more, and the loan became a TDR during the twelve-month period prior to the default:

	Years Ended December 31,
	2014		2013		2012
	Number of Loans	Principal Balance at Year End	Number of Loans	Principal Balance at Year End	Number of Loans	Principal Balance at Year End

	(Dollars in thousands)
Commercial loan portfolio:
Commercial	7	$885	23	$2,745	10	$1,692
Commercial real estate	6	2,352	8	4,278	15	4,993
Real estate construction	—	—	3	371	—	—
Land development	—	—	2	1,526	4	1,157
Subtotal — commercial loan portfolio	13	3,237	36	8,920	29	7,842
Consumer loan portfolio (residential mortgage)	12	259	22	1,826	13	1,673
Total	25	$3,496	58	$10,746	42	$9,515
Allowance for Loan Losses
The following schedule presents, by loan portfolio segment, the changes in the allowance for the year ended December 31, 2014 and details regarding the balance in the allowance and the recorded investment in loans at December 31, 2014 by impairment evaluation method.

	Commercial Loan Portfolio	Consumer Loan Portfolio	Unallocated	Total
	(In thousands)
Changes in allowance for loan losses for the year ended December 31, 2014:
Beginning balance	$44,482	$30,145	$4,445	$79,072
Provision for loan losses	3,464	4,357	(1,721)	6,100
Charge-offs	(6,399)	(7,830)	—	(14,229)
Recoveries	2,609	2,131	—	4,740
Ending balance	$44,156	$28,803	$2,724	$75,683
Allowance for loan losses balance at December 31, 2014 attributable to:
Loans individually evaluated for impairment	$1,003	$335	$—	$1,338
Loans collectively evaluated for impairment	43,153	27,968	2,724	73,845
Loans acquired with deteriorated credit quality	—	500	—	500
Total	$44,156	$28,803	$2,724	$75,683
Recorded investment (loan balance) at December 31, 2014:
Loans individually evaluated for impairment	$86,221	$19,681	$—	$105,902
Loans collectively evaluated for impairment	2,517,371	2,366,794	—	4,884,165
Loans acquired with deteriorated credit quality	480,432	217,731	—	698,163
Total	$3,084,024	$2,604,206	$—	$5,688,230

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
The allowance attributable to acquired loans of $0.5 million at both December 31, 2014 and December 31, 2013 was primarily attributable to two consumer loan pools in the acquired loan portfolio experiencing a decline in expected cash flows. There were no material changes in expected cash flows for the remaining acquired loan pools at December 31, 2014. As part of its ongoing assessment of the acquired loan portfolio, management determined that the overall credit quality of the OAK acquired loan portfolio had improved, which resulted in an improvement in expected cash flows of loan pools in the OAK acquired commercial loan portfolio. Accordingly, management reclassified $10.0 million during 2014 from the nonaccretable difference to the accretable yield for these OAK acquired commercial loan pools, which will increase amounts recognized into interest income over the estimated remaining lives of these loan pools.
NOTE 5 — PREMISES AND EQUIPMENT
A summary of premises and equipment follows:

	December 31,
	2014	2013
	(In thousands)
Cost:
Land and land improvements	$27,402	$21,749
Buildings	110,380	91,920
Equipment	68,540	61,900
Total cost	206,322	175,569
Accumulated depreciation	(108,826)	(100,261)
Total premises and equipment	$97,496	$75,308

NOTE 6 — GOODWILL
Goodwill was $180.1 million at December 31, 2014 and $120.2 million at December 31, 2013. During 2014, the Corporation acquired Northwestern, which resulted in the recognition of $60.0 million of goodwill. Goodwill recognized in the Northwestern transaction was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Northwestern. None of the goodwill recorded in conjunction with the Northwestern acquisition is deductible for tax purposes. During 2012, the Corporation acquired 21 branches from Independent Bank, which resulted in the recognition of $6.8 million of goodwill, with $5.9 million deductible for tax purposes. Goodwill recognized in the branch acquisition transaction was primarily attributable to the premium paid by the Corporation to acquire customer core deposit accounts, which are primarily located in markets where the Corporation previously did not operate.
Goodwill is subject to impairment testing annually and on an interim basis if events or changes in circumstances indicate assets might be impaired. The Corporation's most recent goodwill impairment test performed as of October 31, 2014 did not indicate that an impairment of goodwill existed. The Corporation also determined that no triggering events occurred that indicated impairment from the most recent valuation date through December 31, 2014 and that the Corporation's goodwill was not impaired at December 31, 2014.
NOTE 7 — OTHER INTANGIBLE ASSETS
The following table shows the net carrying value of the Corporation's other intangible assets:

	December 31,
	2014	2013
	(In thousands)
Other intangible assets:
Core deposit intangible assets	$20,863	$10,001
Mortgage servicing rights (MSRs)	12,217	3,423
Total other intangible assets	$33,080	$13,424
Core Deposit Intangible Assets
The following table sets forth the carrying amount, accumulated amortization and amortization expense of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:

	December 31,
	2014	2013
	(In thousands)
Gross original amount	$31,550	$18,659
Accumulated amortization	10,687	8,658
Carrying amount	$20,863	$10,001
Amortization expense for the year ended December 31	$2,029	$1,909
In conjunction with the acquisition of Northwestern in 2014, the Corporation recorded $12.9 million in core deposit intangible assets. There were no additions of core deposit intangible assets during 2013.
The estimated future amortization expense on core deposit intangible assets for the years ending after December 31, 2014 is as follows: 2015 - $3.2 million; 2016 - $2.9 million; 2017 - $2.6 million; 2018 - $2.5 million; 2019 - $2.4 million; 2020 and thereafter - $7.3 million.

Mortgage Servicing Rights (MSRs)
The following shows the net carrying value and fair value of MSRs and the total loans that the Corporation is servicing for others:

	December 31,
	2014	2013
	(In thousands)
Net carrying value of MSRs	$12,217	$3,423
Fair value of MSRs	$14,979	$6,878
Loans serviced for others that have servicing rights capitalized	$2,093,140	$886,730
The fair value of MSRs was estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration expected prepayment rates, discount rates, servicing costs and other economic factors that are based on current market conditions. The prepayment rates and the discount rate are the most significant factors affecting valuation of the MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. Expected loan prepayment rates are validated by a third-party model. At December 31, 2014, the weighted average coupon rate, discount rate and constant prepayment rate (CPR) of the Corporation's $881 million originated servicing portfolio was 4.28%, 8.5% and 13.6%, respectively, while the weighted average coupon rate, discount rate and CPR of the Corporation's $1.21 billion acquired servicing portfolio was 4.08%, 10.1% and 11.65%, respectively. At December 31, 2013, the weighted average coupon rate of the Corporation's originated servicing portfolio was 4.33%, the discount rate was 8.5% and the CPR was 11.3%.
The following shows activity for capitalized MSRs for the last three years:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$3,423	$3,478	$3,593
Acquired in Northwestern acquisition	9,235	—	—
Additions	1,075	1,528	2,285
Amortization	(1,316)	(1,583)	(2,400)
Increase in valuation allowance	(200)	—	—
Balance at end of year	$12,217	$3,423	$3,478
Valuation allowance at December 31	$200	$—	$—
MSRs are stratified into servicing assets originated by the Corporation and those acquired in acquisitions of other institutions and further stratified into relatively homogeneous pools based on products with similar characteristics. The MSR impairment valuation allowance recorded at December 31, 2014 related to impairment within certain pools attributable to the Corporation's servicing portfolio that was acquired in the Northwestern transaction.

NOTE 8 — DEPOSITS
A summary of deposits follows:

	December 31,
	2014	2013
	(In thousands)
Noninterest-bearing demand	$1,591,661	$1,227,768
Interest-bearing demand	1,428,941	1,169,076
Savings	1,720,422	1,393,610
Time deposits over $100,000	557,476	529,265
Other time deposits	780,471	802,666
Total deposits	$6,078,971	$5,122,385
Excluded from total deposits are demand deposit account overdrafts (overdrafts) which have been classified as loans. At December 31, 2014 and 2013, overdrafts totaled $4.3 million and $3.3 million, respectively. At December 31, 2014, time deposits with remaining maturities of less than one year were $921 million and time deposits with remaining maturities of one year or more were $417 million. The scheduled maturities of time deposits outstanding at December 31, 2014 were as follows: 2015 - $921 million; 2016 - $174 million; 2017 - $115 million; 2018 - $59 million; and 2019 - $68 million.
NOTE 9 — SHORT-TERM BORROWINGS
A summary of short-term borrowings, which consisted of securities sold under agreements to repurchase, FHLB advances and federal funds purchased, follows:

	Ending Balance at Year-End	Weighted Average Interest Rate at Year-End	Average Amount Outstanding During Year	Weighted Average Interest Rate During Year	Maximum Outstanding at Any Month-End
	(Dollars in thousands)
2014
Securities sold under agreements to repurchase	$304,467	0.11%	$326,056	0.12%	$361,231
FHLB advances	60,000	0.25	6,726	0.27	60,000
Federal funds purchased	25,000	0.40	2,003	0.40	25,000
2013
Securities sold under agreements to repurchase	$327,428	0.15%	$337,649	0.14%	$357,976
2012
Securities sold under agreements to repurchase	$310,463	0.14%	$312,729	0.14%	$335,193
NOTE 10 — FEDERAL HOME LOAN BANK ADVANCES

The Corporation had no long-term Federal Home Loan Bank (FHLB) advances outstanding at December 31, 2014 and 2013. FHLB advances are collateralized by a blanket lien on qualified one- to four-family residential mortgage loans. At December 31, 2014, the carrying value of these qualified loans was $1.04 billion. The Corporation's additional borrowing availability through the FHLB, subject to the FHLB's credit requirements and policies and based on the amount of FHLB stock owned by the Corporation, was $360 million at December 31, 2014.
Prepayments of fixed-rate advances are subject to prepayment fees under the provisions and conditions of the credit policy of the FHLB. On January 22, 2013, the Corporation paid off early all of its FHLB advances outstanding of $34.3 million, resulting in a prepayment fee of $0.8 million. The Corporation did not incur any prepayment fees in 2014 or 2012.

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
In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation's common stock under a stock repurchase program. In November 2011, the board of directors of the Corporation reaffirmed the stock buy-back authorization with the qualification that the shares may only be repurchased if the share price is below the tangible book value per share of the Corporation's common stock at the time of the repurchase. Since the January 2008 authorization, no shares have been repurchased. At December 31, 2014, there were 500,000 remaining shares available for repurchase under the Corporation's stock repurchase programs.
Underwritten Public Offerings of Common Stock
On June 24, 2014, the Corporation issued and sold 2,500,000 shares of common stock at a public offering price of $28.00 per share. An additional 375,000 shares were issued and sold on June 30, 2014 upon the exercise in full of the underwriters' over-allotment option. The net proceeds from the issuance and sale of the common stock of this $80.5 million offering, after deducting the underwriting discount and issuance-related expenses, totaled $76.2 million.
On September 18, 2013, the Corporation issued and sold 2,213,750 shares of common stock, including 288,750 shares of common stock that were issued and sold upon the exercise in full of the underwriters' over-allotment option, at a public offering price of $26.00 per share. The net proceeds from the issuance and sale of the common stock of this $57.6 million offering, after deducting the underwriting discount and issuance-related expenses, totaled $53.9 million.
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
Preferred Stock
On April 20, 2009, the shareholders of the Corporation authorized the board of directors of the Corporation to issue up to 200,000 shares of preferred stock in connection with either an acquisition by the Corporation of an entity that has shares of preferred stock issued and outstanding pursuant to any program established by the United States government or participation by the Corporation in any program established by the United States government. As of December 31, 2014, no shares of preferred stock were issued and outstanding.

NOTE 12 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss, net of related tax benefit/expense, were as follows:

	December 31,
	2014	2013	2012
	(In thousands)
Net unrealized gains (losses) on investment securities — available-for-sale, net of related tax expense (benefit) of $(113) at December 31, 2014, ($1,335) at December 31, 2013 and $2,301 at December 31, 2012	$(210)	$(2,480)	$4,274
Pension and other postretirement benefits adjustment, net of related tax benefit of $17,362 at December 31, 2014, $9,714 at December 31, 2013 and $19,058 at December 31, 2012	(32,243)	(18,040)	(35,393)
Accumulated other comprehensive loss	$(32,453)	$(20,520)	$(31,119)
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
The carrying amounts reported in the consolidated statement of financial position at December 31, 2014 and 2013 for loans held-for-sale is at fair value, as the Corporation elected the fair value option for all residential mortgage loans held-for-sale originated on or after July 1, 2012. The fair values of loans held-for-sale are based on the market price for similar loans sold in the secondary market, and therefore, are classified as Level 2 valuations.
Disclosure of Recurring Basis Fair Value Measurements
For assets measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets follow:

	Fair Value Measurements — Recurring Basis
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
December 31, 2014
Investment securities — available-for-sale:
U.S. Treasury securities	$8,259	$—	$—	$8,259
Government sponsored agencies	—	263,503	—	263,503
State and political subdivisions	—	46,227	—	46,227
Residential mortgage-backed securities	—	239,807	—	239,807
Collateralized mortgage obligations	—	144,383	—	144,383
Corporate bonds	—	45,095	—	45,095
Preferred stock	—	1,590	—	1,590
Total investment securities — available-for-sale	8,259	740,605	—	748,864
Loans held-for-sale	—	9,128	—	9,128
Total assets measured at fair value on a recurring basis	$8,259	$749,733	$—	$757,992
December 31, 2013
Investment securities — available-for-sale:
Government sponsored agencies	$—	$93,763	$—	$93,763
State and political subdivisions	—	43,798	—	43,798
Residential mortgage-backed securities	—	299,366	—	299,366
Collateralized mortgage obligations	—	180,941	—	180,941
Corporate bonds	—	65,275	—	65,275
Preferred stock	—	1,427	—	1,427
Total investment securities — available-for-sale	—	684,570	—	684,570
Loans held-for-sale	—	5,219	—	5,219
Total assets measured at fair value on a recurring basis	$—	$689,789	$—	$689,789
There were no liabilities recorded at fair value on a recurring basis at December 31, 2014 or 2013.

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
Goodwill is subject to impairment testing on an annual basis. The assessment of goodwill for impairment requires a significant degree of judgment. In the event the assessment indicates that it is more-likely-than-not that the fair value is less than the carrying value, the asset is considered impaired and recorded at fair value. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At December 31, 2014 and 2013, no goodwill was impaired, and therefore, goodwill was not recorded at fair value on a nonrecurring basis.
Other intangible assets consist of core deposit intangible assets and MSRs. These items are both recorded at fair value when initially recorded. Subsequently, core deposit intangible assets are amortized primarily on an accelerated basis over periods ranging from ten to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. At December 31, 2014 and 2013, there was no impairment identified for core deposit intangible assets. The fair value of MSRs is estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, as determined by the model, through a valuation allowance. The Corporation classifies MSRs subject to nonrecurring fair value measurements as Level 3 valuations. At December 31, 2014, the Corporation recognized a $0.2 million valuation allowance related to impairment within certain pools attributable to the Corporation's servicing portfolio that was acquired in the Northwestern transaction. As a result, the MSRs related to this servicing portfolio were considered to be recorded at fair value on a nonrecurring basis. At December 31, 2013, there was no impairment identified for MSRs and, therefore, no other intangible assets were recorded at fair value on a nonrecurring basis.
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

Disclosure of Nonrecurring Basis Fair Value Measurements
For assets measured at fair value on a nonrecurring basis, quantitative disclosures about fair value measurements for each major category of assets follow:

	Fair Value Measurements — Nonrecurring Basis
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
December 31, 2014
Impaired originated loans	$—	$—	$21,323	$21,323
Other real estate/repossessed assets	—	—	14,205	14,205
Mortgage servicing rights	—	—	8,691	8,691
Total	$—	$—	$44,219	$44,219
December 31, 2013
Impaired originated loans	$—	$—	$28,852	$28,852
Other real estate/repossessed assets	—	—	9,776	9,776
Total	$—	$—	$38,628	$38,628
There were no liabilities recorded at fair value on a nonrecurring basis at December 31, 2014 and 2013.
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
The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At December 31, 2014 and 2013, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.
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
Fair value measurement for investment securities — held-to-maturity is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that include market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Fair value measurements using Level 2 valuations of investment securities — held-to-maturity include the majority of the Corporation's investment securities issued by state and political subdivisions. Level 3 valuations include certain securities issued by state and political subdivisions and trust preferred investment securities. After reviewing the assumptions used to measure the fair value for its trust preferred investment securities, during 2013 the Corporation transferred its trust preferred investment securities with a fair value of $6.3 million at December 31, 2014 from nonrecurring Level 2 assets to nonrecurring Level 3 assets.

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
Short-term borrowings consist of securities sold under agreements to repurchase, FHLB advances and federal funds purchased. Fair value measurements for short-term borrowings are based on the present value of future estimated cash flows using current interest rates offered to the Corporation for debt with similar terms and are Level 2 valuations.
Fair value measurements for long-term FHLB advances are estimated based on the present value of future estimated cash flows using current interest rates offered to the Corporation for debt with similar terms and are Level 2 valuations.
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
A summary of carrying amounts and estimated fair values of the Corporation's financial instruments included in the consolidated statements of financial position follows:

	Level in Fair Value Measurement Hierarchy	December 31, 2014		December 31, 2013
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Assets:
Cash and cash equivalents	Level 1	$183,020	$183,020	$310,788	$310,788
Investment securities:
Available-for-sale	Level 2	748,864	748,864	684,570	684,570
Held-to-maturity	Level 2	305,913	308,650	263,405	262,021
Held-to-maturity	Level 3	10,500	7,090	10,500	6,250
Nonmarketable equity securities	NA	27,369	27,369	25,572	25,572
Loans held-for-sale	Level 2	9,128	9,128	5,219	5,219
Net loans	Level 3	5,612,547	5,623,454	4,568,549	4,575,532
Interest receivable	Level 2	17,492	17,492	15,748	15,748
Liabilities:
Deposits without defined maturities	Level 2	$4,741,024	$4,741,024	$3,790,454	$3,790,454
Time deposits	Level 3	1,337,947	1,340,015	1,331,931	1,340,746
Interest payable	Level 2	755	755	868	868
Short-term borrowings	Level 2	389,467	389,467	327,428	327,428

NOTE 14 — NONINTEREST INCOME
The following schedule includes the major components of noninterest income during the past three years:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Service charges and fees on deposit accounts	$22,414	$21,939	$19,581
Wealth management revenue	16,015	13,989	11,763
Electronic banking fees	13,480	12,213	9,793
Mortgage banking revenue	5,041	5,336	6,597
Other fees for customer services	3,539	3,288	2,598
Insurance commissions	1,559	1,650	1,836
Gain on sale of investment securities	—	1,133	34
Gain on sale of merchant card services	400	—	1,280
Other	647	861	1,202
Total noninterest income	$63,095	$60,409	$54,684
NOTE 15 — OPERATING EXPENSES
The following schedule includes the major categories of operating expenses during the past three years:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Salaries and wages	$84,807	$78,014	$68,668
Employee benefits	19,411	18,405	15,715
Occupancy	15,842	13,934	12,413
Equipment and software	15,297	13,734	13,112
Outside processing and service fees	12,372	11,134	10,679
Professional fees	6,125	3,771	4,347
FDIC insurance premiums	4,307	4,362	4,320
Postage and express mail	3,557	3,051	3,149
Advertising and marketing	3,449	2,971	3,106
Training, travel and other employee expenses	2,748	2,512	2,530
Intangible asset amortization	2,029	1,909	1,569
Telephone	1,966	1,940	1,693
Supplies	1,897	1,670	1,567
Donations	1,155	2,829	1,892
Credit-related expenses	996	707	3,816
Other	3,967	4,005	3,345
Total operating expenses	$179,925	$164,948	$151,921

NOTE 16 — RETIREMENT PLANS
Defined Benefit Pension Plan
The Corporation has a noncontributory defined benefit pension plan (Pension Plan) covering certain salaried employees. Benefits under the Pension Plan were frozen for approximately two-thirds of the Corporation's salaried employees effective June 30, 2006. Pension benefits continued unchanged for the remaining salaried employees. Normal retirement benefits under the Pension Plan are based on years of vested service, up to a maximum of thirty years, and the employee's average annual pay for the five highest consecutive years during the ten years preceding retirement, except for employees whose benefits were frozen. Benefits, for employees with less than 15 years of service or whose age plus years of service were less than 65 at June 30, 2006, will be based on years of vested service at June 30, 2006 and generally the average of the employee's salary for the five years ended June 30, 2006. At December 31, 2014, the Corporation had 179 employees who were continuing to earn benefits under the Pension Plan. Pension Plan contributions are intended to provide not only for benefits attributed to service-to-date, but also for those benefits expected to be earned in the future for employees whose benefits were not frozen at June 30, 2006. Employees hired after June 30, 2006 and employees affected by the partial freeze of the Pension Plan began receiving 4% of their eligible pay as a contribution to their 401(k) Savings Plan accounts on July 1, 2006. Pension Plan expense was zero in 2014, $1.7 million in 2013 and $1.4 million in 2012.
Supplemental Plan
The Corporation has a supplemental defined benefit pension plan, the Chemical Financial Corporation Supplemental Pension Plan (Supplemental Plan). The Corporation established the Supplemental Plan to provide payments to certain executive officers of the Corporation, as determined by the Compensation and Pension Committee. At December 31, 2014 and 2013, the only executive officer eligible for benefits under the Supplemental Plan was the Corporation's chief executive officer. The Internal Revenue Code limits both the amount of eligible compensation for benefit calculation purposes and the amount of annual benefits that may be paid from a tax-qualified retirement plan. The Supplemental Plan is designed to provide benefits to which executive officers of the Corporation would have been entitled, calculated under the provisions of the Pension Plan, as if the limits imposed by the Internal Revenue Code did not apply. The Supplemental Plan is an unfunded plan, and therefore, has no assets. The Supplemental Plan's projected benefit obligation was $2.1 million and $1.7 million at December 31, 2014 and 2013, respectively. The Supplemental Plan's accumulated benefit obligation was $2.0 million and $1.5 million at December 31, 2014 and 2013, respectively. Supplemental Plan expense totaled $0.3 million in 2014 and $0.2 million in both 2013 and 2012.
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
401(k) Savings Plan
The Corporation's 401(k) Savings Plan provides an employer match, in addition to a 4% contribution for employees who are not grandfathered under the Pension Plan discussed above. The 401(k) Savings Plan is available to all regular employees and provides employees with tax deferred salary deductions and alternative investment options. The Corporation matches 50% of the participants' elective deferrals on the first 4% of the participants' base compensation up to the maximum amount allowed under the Internal Revenue Code. The 401(k) Savings Plan provides employees with the option to invest in the Corporation's common stock. The Corporation's match under the 401(k) Savings Plan was $1.0 million in 2014, $1.1 million in 2013 and $0.9 million in 2012. Employer contributions to the 401(k) Savings Plan for the 4% benefit for employees who are not grandfathered under the Pension Plan totaled $2.3 million in 2014, $2.3 million in 2013 and $2.0 million in 2012. The combined amount of the employer match and 4% contribution to the 401(k) Savings Plan totaled $3.3 million in 2014, $3.4 million in 2013 and $2.9 million in 2012.

Benefit Obligations and Plan Expenses
The following schedule sets forth the changes in the projected benefit obligation and plan assets of the Corporation's Pension and Postretirement Plans:

	Pension Plan		Postretirement Plan
	2014	2013	2014	2013
	(In thousands)
Projected benefit obligation:
Benefit obligation at beginning of year	$105,914	$115,177	$3,477	$3,243
Service cost	944	1,247	18	18
Interest cost	5,167	4,603	142	143
Plan amendments	—	—	—	720
Net actuarial (gain) loss	21,314	(10,926)	312	(428)
Benefits paid	(4,179)	(4,187)	(247)	(219)
Benefit obligation at end of year	129,160	105,914	3,702	3,477
Fair value of plan assets:
Fair value of plan assets at beginning of year	128,829	98,187	—	—
Actual return on plan assets	6,125	19,829	—	—
Employer contributions	—	15,000	247	219
Benefits paid	(4,179)	(4,187)	(247)	(219)
Fair value of plan assets at end of year	130,775	128,829	—	—
Funded (unfunded) status at December 31	$1,615	$22,915	$(3,702)	$(3,477)
Accumulated benefit obligation	$121,826	$99,551	$3,702	$3,477
The increases in the projected and accumulated benefit obligations of the Pension Plan during 2014 were attributable to a combination of a decrease in the discount rate used to value these benefit obligations and changes in the mortality tables utilized to estimate life expectancies. The Corporation did not make a contribution to the Pension Plan in 2014. The Corporation contributed $15.0 million to the Pension Plan in 2013 and $12.0 million in 2012. The Corporation is not required to make a contribution to the Pension Plan in 2015.
Weighted-average rate assumptions of the Pension and Postretirement Plans follow:

	Pension Plan			Postretirement Plan
	2014	2013	2012	2014	2013	2012
Discount rate used in determining benefit obligation — December 31	4.15%	5.00%	4.08%	3.75%	4.27%	4.08%
Discount rate used in determining expense	5.00	4.08	4.90	4.27	4.08	4.90
Expected long-term return on Pension Plan assets	7.00	7.00	7.00	—	—	—
Rate of compensation increase used in determining benefit obligation — December 31	3.50	3.50	3.50	—	—	—
Rate of compensation increase used in determining pension expense	3.50	3.50	3.50	—	—	—
Year 1 increase in cost of postretirement benefits	—	—	—	8.0	8.5	8.0
The weighted-average rate assumptions of the Supplemental Plan were the same as the Pension Plan for 2014, 2013 and 2012, except for the discount rate used in determining the benefit obligation for the Supplemental Plan, which was 4.07%, 4.87% and 4.08% at December 31, 2014, 2013 and 2012, respectively.

Net periodic pension cost (income) of the Pension and Postretirement Plans was as follows for the years ended December 31:

	Pension Plan			Postretirement Plan
	2014	2013	2012	2014	2013	2012
	(In thousands)
Service cost	$944	$1,247	$1,168	$18	$18	$—
Interest cost	5,167	4,603	4,795	142	143	146
Expected return on plan assets	(8,314)	(7,794)	(6,925)	—	—	—
Amortization of prior service credit	(1)	(1)	(1)	130	343	(300)
Amortization of net actuarial loss (gain)	2,159	3,670	2,382	(104)	(73)	(28)
Net cost (income)	$(45)	$1,725	$1,419	$186	$431	$(182)
The following schedule presents estimated future benefit payments under the Pension and Postretirement Plans for retirees already receiving benefits and future retirees, assuming they retire and begin receiving unreduced benefits as soon as they are eligible:

	Pension Plan	Postretirement Plan
	(In thousands)
2015	$5,693	$300
2016	6,402	310
2017	6,297	310
2018	6,241	310
2019	6,820	320
2020 - 2024	36,448	1,510
Total	$67,901	$3,060
For measurement purposes for the Postretirement Plan, the annual rates of increase in the per capita cost of covered health care benefits and dental benefits for 2015 were each assumed at 8.0%. These rates were assumed to decrease gradually to 5.0% in 2020 and remain at that level thereafter.
The assumed health care and dental cost trend rates could have a significant effect on the amounts reported for the Postretirement Plan. A one percentage-point change in these rates would have the following effects:

	One Percentage-Point
	Increase	Decrease
	(In thousands)
Effect on total of service and interest cost components in 2014	$13	$(12)
Effect on postretirement benefit obligation as of December 31, 2014	327	(289)
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

The Pension Plan's asset allocation by asset category was as follows:

	December 31,
Asset Category	2014	2013
Equity securities	68%	70%
Debt securities	30	29
Other	2	1
Total	100%	100%
The following schedule sets forth the fair value of the Pension Plan's assets and the level of the valuation inputs used to value those assets at December 31, 2014 and 2013:

Asset Category	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
December 31, 2014
Cash	$2,594	$—	$—	$2,594
Equity securities:
U.S. large- and mid-cap stocks(a)	56,718	—	—	56,718
U.S. small-cap mutual funds	5,409	—	—	5,409
International large-cap mutual funds	14,805	—	—	14,805
Emerging markets mutual funds	6,004	—	—	6,004
Chemical Financial Corporation common stock	6,455	—	—	6,455
Debt securities:
U.S. Treasury and government sponsored agency bonds and notes	998	2,043	—	3,041
Corporate bonds(b)	—	6,814	—	6,814
Mutual funds(c)	28,795	—	—	28,795
Other	140	—	—	140
Total	$121,918	$8,857	$—	$130,775
December 31, 2013
Cash	$902	$—	$—	$902
Equity securities:
U.S. large- and mid-cap stocks(a)	56,015	—	—	56,015
U.S. small-cap mutual funds	5,608	—	—	5,608
International large-cap mutual funds	15,504	—	—	15,504
Emerging markets mutual funds	6,360	—	—	6,360
Chemical Financial Corporation common stock	6,672	—	—	6,672
Debt securities:
U.S. Treasury and government sponsored agency bonds and notes	4,600	2,574	—	7,174
Corporate bonds(b)	—	8,693	—	8,693
Mutual funds(c)	21,901	—	—	21,901
Other	—	—	—	—
Total	$117,562	$11,267	$—	$128,829

(a)	Comprised of common stocks and mutual funds traded on U.S. Exchanges whose issuers had market capitalizations exceeding $3 billion.

(b)	Comprised of investment grade bonds of U.S. issuers from diverse industries.

(c)	Comprised primarily of fixed-income bonds issued by the U.S. Treasury and government sponsored agencies and bonds of U.S. and foreign issuers from diverse industries.
At both December 31, 2014 and 2013, equity securities included 210,663 shares of the Corporation's common stock. During each of 2014 and 2013, cash dividends of $0.2 million were paid on the Corporation's common stock held by the Pension Plan. The fair value of the Corporation's common stock held in the Pension Plan was $6.5 million at December 31, 2014 and $6.7 million at December 31, 2013, which represented 4.9% and 5.2% of Pension Plan assets at December 31, 2014 and 2013, respectively.

Accumulated Other Comprehensive Loss
The following sets forth the changes in accumulated other comprehensive income (loss), net of tax, related to the Corporation's Pension, Postretirement and Supplemental Plans during 2014:

	Pension Plan	Postretirement Plan	Supplemental Plan	Total
	(In thousands)
Accumulated other comprehensive income (loss) at beginning of year	$(17,979)	$269	$(330)	$(18,040)
Comprehensive income (loss) adjustment:
Prior service costs (credits)	(1)	84	—	83
Net actuarial loss	(13,873)	(270)	(143)	(14,286)
Comprehensive income (loss) adjustment	(13,874)	(186)	(143)	(14,203)
Accumulated other comprehensive income (loss) at end of year	$(31,853)	$83	$(473)	$(32,243)
The estimated income (loss) that will be amortized from accumulated other comprehensive income (loss) into net periodic cost, net of tax, in 2015 is as follows:

	Pension Plan	Postretirement Plan	Supplemental Plan	Total
	(In thousands)
Prior service (costs) credits	$3	$(84)	$—	$(81)
Net gain (loss)	(2,576)	1	(170)	(2,745)
Total	$(2,573)	$(83)	$(170)	$(2,826)
NOTE 17 — SHARE-BASED COMPENSATION
The Corporation maintains a share-based compensation plan, under which it periodically grants share-based awards for a fixed number of shares to certain officers of the Corporation. The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. During the years ended December 31, 2014, 2013 and 2012, share-based compensation expense related to stock options, restricted stock units and other share-based awards totaled $2.9 million, $2.9 million and $1.9 million, respectively.
During the year ended December 31, 2014, the Corporation granted options to purchase 190,011 shares of common stock, 73,468 restricted stock units and 10,126 shares of common stock to certain officers of the Corporation. At December 31, 2014, there were 379,605 shares of common stock available for future grants under the Corporation's share-based compensation plan.
Stock Options
The Corporation issues stock options to certain officers. Stock options are issued at the current market price of the Corporation's common stock on the date of grant and expire ten years from the date of grant. Stock options granted after 2012 vest ratably over a five-year period. Stock options granted prior to 2013 generally vest ratably over a three-year period.
The following summarizes information about stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (In Years)	Number Exercisable	Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (In Years)
$ 19.43 - 21.10	107,803	$20.36	5.58	107,803	$20.36	5.58
23.78 - 25.14	625,420	24.57	6.17	376,259	24.44	5.03
29.45	183,038	29.45	9.17	—	—	0.00
32.28	121,050	32.28	0.97	121,050	32.28	0.97
$ 19.43 - 32.28	1,037,311	$25.90	6.03	605,112	$25.28	4.31

The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $5.1 million and $3.4 million, respectively, at December 31, 2014. The aggregate intrinsic values of outstanding and exercisable options at December 31, 2014 were calculated based on the closing market price of the Corporation's common stock on December 31, 2014 of $30.64 per share less the exercise price. Options with intrinsic values less than zero, or "out-of-the-money" options, were not included in the aggregate intrinsic value reported.
At December 31, 2014, unrecognized compensation cost related to stock options totaled $2.7 million. This cost is expected to be recognized over a remaining weighted average period of approximately 3.6 years.
A summary of activity for the Corporation's stock options as of and during the three years ended December 31, 2014 is presented below:

	Non-Vested Stock Options Outstanding			Stock Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2011	162,883	$21.27	$6.55	815,119	$28.29
Activity during 2012:
Granted	229,763	23.78	7.08	229,763	23.78
Exercised	—	—	—	(1,532)	19.97
Vested	(76,103)	21.55	6.63	—	—
Expired or forfeited	(1,778)	21.48	6.62	(46,128)	28.78
Outstanding at December 31, 2012	314,765	23.03	6.92	997,222	27.24
Activity during 2013:
Granted	244,719	25.14	7.40	244,719	25.14
Exercised	—	—	—	(100,145)	22.87
Vested	(127,443)	22.94	6.92	—	—
Expired or forfeited	(17,961)	23.34	6.98	(67,806)	32.27
Outstanding at December 31, 2013	414,080	24.29	7.19	1,073,990	26.84
Activity during 2014:
Granted	190,011	29.45	9.64	190,011	29.45
Exercised	—	—	—	(72,936)	24.67
Vested	(148,016)	23.43	6.98	—	—
Expired or forfeited	(23,876)	25.67	7.79	(153,754)	37.50
Outstanding at December 31, 2014	432,199	$26.75	$8.30	1,037,311	$25.90
Exercisable/vested at December 31, 2014				605,112	$25.28
The fair value of the stock options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	2014	2013	2012
Expected dividend yield	3.00%	3.50%	3.60%
Risk-free interest rate	2.16%	1.34%	1.18%
Expected stock price volatility	42.2%	42.1%	44.4%
Expected life of options — in years	7.00	7.00	6.11
Weighted average fair value per share	$9.64	$7.40	$7.08
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
A summary of the activity for restricted stock units during the three years ended December 31, 2014 is presented below:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2011	130,512	$20.90
Activity during 2012:
Granted	69,772	22.20
Converted into shares of common stock	(35,346)	23.27
Forfeited/expired	(8,428)	23.05
Outstanding at December 31, 2012	156,510	20.83
Activity during 2013:
Granted	71,768	23.42
Converted into shares of common stock	(36,416)	22.44
Forfeited/expired	(3,330)	21.67
Outstanding at December 31, 2013	188,532	21.49
Activity during 2014:
Granted	73,468	27.49
Converted into shares of common stock	(52,008)	19.23
Forfeited/expired	(5,673)	24.31
Outstanding at December 31, 2014	204,319	$24.14
At December 31, 2014, unrecognized compensation cost related to restricted stock unit awards totaled $2.4 million and is expected to be recognized over approximately 2.4 years.

NOTE 18 — FEDERAL INCOME TAXES
The provision for federal income taxes was less than that computed by applying the federal statutory income tax rate of 35% to pre-tax income, primarily due to tax-exempt interest income on investment securities and loans and income tax credits during 2014, 2013 and 2012. The differences between the provision for federal income taxes computed at the federal statutory income tax rate and the amounts recorded in the consolidated financial statements were as follows:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Tax at statutory rate	$31,367	$28,388	$25,133
Changes resulting from:
Tax-exempt interest income	(3,118)	(2,746)	(2,524)
Income tax credits	(1,624)	(1,615)	(1,561)
Other, net	875	273	(248)
Provision for federal income taxes	$27,500	$24,300	$20,800
Effective federal income tax rate	30.7%	30.0%	29.0%
The provision for federal income taxes consisted of the following:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Current	$29,200	$23,665	$8,132
Deferred	(1,700)	635	12,668
Total	$27,500	$24,300	$20,800
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant temporary differences that comprise the deferred tax assets and liabilities of the Corporation were as follows:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$26,489	$27,675
Acquisition-related fair value adjustments	19,457	8,699
Accrued expenses not currently deductible	7,819	6,288
Nonaccrual loan interest	4,682	2,884
Other	12,729	8,779
Total deferred tax assets	71,176	54,325
Deferred tax liabilities:
Defined benefit pension plan	565	8,020
Goodwill	5,205	4,680
Mortgage servicing rights	4,276	1,197
Core deposit intangible assets	5,072	932
Other	3,319	4,011
Total deferred tax liabilities	18,437	18,840
Net deferred tax assets	$52,739	$35,485
Management expects to realize the full benefits of the deferred tax assets recorded at December 31, 2014. The Corporation had no reserve for contingent income tax liabilities recorded at December 31, 2014 and 2013. The tax periods open to examination by the Internal Revenue Service include the years ended December 31, 2014, 2013, 2012 and 2011.

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
At December 31, 2014, total unused commitments to extend credit, standby letters of credit and undisbursed loan commitments were $1.08 billion, $41 million and $251 million, respectively. At December 31, 2013, total unused commitments to extend credit, standby letters of credit and undisbursed loan commitments were $878 million, $47 million and $197 million, respectively. A significant portion of the unused commitments to extend credit and standby letters of credit outstanding as of December 31, 2014 expire one year from their contract date; however, $73 million of unused commitments to extend credit extend for more than five years.
The Corporation's unused commitments to extend credit and standby letters of credit have been estimated to have an immaterial realizable fair value, as historically the majority of these commitments have not been drawn upon and generally Chemical Bank does not receive fees in connection with these agreements. At both December 31, 2014 and December 31, 2013, the Corporation determined that there were no potential losses from standby letters of credit, and therefore, no reserve was needed at those dates.
Undisbursed loan commitments of $251 million at December 31, 2014 included $24 million of residential mortgage loans that were expected to be sold in the secondary market. The Corporation locked the interest rate to the customer (mortgage loan commitment) on the $24 million of loans that were expected to be sold in the secondary market and entered into best efforts forward contracts with the secondary market on these mortgage loan commitments at December 31, 2014. Best efforts forward contracts offset the interest rate risk of market interest rates changing between the date the interest rate is locked with the customer and the date the loan is sold in the secondary market. At December 31, 2013, the Corporation had mortgage loan commitments of $11 million included in loan commitments, with best efforts forward contracts on these loans at that date.
The Corporation has operating leases and other noncancelable contractual obligations on buildings, equipment, computer software and other expenses that will require annual payments through 2034, including renewal option periods for those building leases that the Corporation expects to renew. Minimum payments due in each of the next five years and thereafter are as follows: 2015 - $13.8 million; 2016 - $11.3 million; 2017 - $9.3 million; 2018 - $4.2 million; 2019 - $1.9 million; 2020 and thereafter - $6.7 million. Minimum payments include estimates, where applicable, of estimated usage and annual Consumer Price Index increases of approximately 3%. Total expense recorded under operating leases and other noncancelable contractual obligations was $12.4 million in 2014, compared to $11.6 million in 2013 and $10.8 million in 2012.
The Corporation and Chemical Bank are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consulting with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position or results of operations of the Corporation.
NOTE 20 — REGULATORY CAPITAL AND RESERVE REQUIREMENTS
Banking regulations require that banks maintain cash reserve balances in vault cash, with the FRB, or with certain other qualifying banks. The aggregate average amount of the regulatory balances required to be maintained by Chemical Bank was $46.3 million during 2014 and $29.3 million during 2013. During 2014, Chemical Bank satisfied its regulatory reserve requirements by maintaining vault cash balances in excess of regulatory reserve requirements. Chemical Bank was not required to maintain compensating balances with correspondent banks during 2014 or 2013.

Federal and state banking regulations place certain restrictions on the transfer of assets, in the form of dividends, loans or advances, from Chemical Bank to the Corporation. At December 31, 2014, substantially all of the assets of Chemical Bank were restricted from transfer to the Corporation in the form of loans or advances. Dividends from Chemical Bank are the principal source of funds for the Corporation. During 2014, 2013 and 2012, Chemical Bank paid dividends to the Corporation totaling $64.5 million, $24.5 million and $27.6 million, respectively. At December 31, 2014, Chemical Bank was "well-capitalized" as defined by federal banking regulations. In addition to the statutory limits, the Corporation considers the overall financial and capital position of Chemical Bank prior to making any cash dividend decisions.
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
Quantitative measures established by regulation to ensure capital adequacy require minimum ratios of Tier 1 capital to average assets (Leverage Ratio) and Tier 1 and Total capital to risk-weighted assets. These capital guidelines assign risk weights to on- and off- balance sheet items in arriving at total risk-weighted assets. Minimum capital levels are based upon the perceived risk of various asset categories and certain off-balance sheet instruments. Risk-weighted assets for the Corporation and Chemical Bank totaled $5.70 billion and $4.64 billion at December 31, 2014 and December 31, 2013, respectively.
At December 31, 2014 and 2013, Chemical Bank's capital ratios exceeded the quantitative capital ratios required for an institution to be considered "well-capitalized." Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in the mix or credit quality of assets. The summary below compares the Corporation's and Chemical Bank's actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
December 31, 2014
Total Capital to Risk-Weighted Assets:
Corporation	$705,130	12.4%	$456,302	8.0%	N/A	N/A
Chemical Bank	654,031	11.5	455,633	8.0	$569,541	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	633,779	11.1	228,151	4.0	N/A	N/A
Chemical Bank	582,783	10.2	227,816	4.0	341,725	6.0
Leverage Ratio:
Corporation	633,779	9.3	273,226	4.0	N/A	N/A
Chemical Bank	582,783	8.5	273,048	4.0	341,310	5.0
December 31, 2013
Total Capital to Risk-Weighted Assets:
Corporation	$649,836	14.0%	$371,465	8.0%	N/A	N/A
Chemical Bank	579,494	12.5	370,881	8.0	$463,601	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	591,535	12.7	185,732	4.0	N/A	N/A
Chemical Bank	521,283	11.2	185,440	4.0	278,160	6.0
Leverage Ratio:
Corporation	591,535	9.9	239,010	4.0	N/A	N/A
Chemical Bank	521,283	8.7	238,884	4.0	298,605	5.0

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
The following summarizes the numerator and denominator of the basic and diluted earnings per common share computations:

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Numerator for both basic and diluted earnings per common share, net income	$62,121	$56,808	$51,008
Denominator for basic earnings per common share, weighted average common shares outstanding	31,367	28,183	27,492
Weighted average common stock equivalents	221	169	91
Denominator for diluted earnings per common share	31,588	28,352	27,583
Net income per common share:
Basic	$1.98	$2.02	$1.86
Diluted	1.97	2.00	1.85
The average number of exercisable employee stock option awards outstanding that were "out-of-the-money," whereby the option exercise price per share exceeded the market price per share and, therefore, were not included in the computation of diluted earnings per common share because they would have been anti-dilutive, totaled 240,165 for the year ended December 31, 2014, 356,328 for the year ended December 31, 2013 and 614,152 for the year ended December 31, 2012.
NOTE 22 — PARENT COMPANY ONLY FINANCIAL STATEMENTS
Condensed financial statements of Chemical Financial Corporation (parent company) only follow:

	December 31,
Condensed Statements of Financial Position	2014	2013
	(In thousands)
Assets:
Cash at subsidiary bank	$45,820	$65,358
Investment in subsidiary bank	745,045	625,156
Premises and equipment	3,601	3,902
Goodwill	1,092	1,092
Other assets	4,654	3,309
Total assets	$800,212	$698,817
Liabilities and Shareholders' Equity:
Other liabilities	$3,079	$2,317
Shareholders' equity	797,133	696,500
Total liabilities and shareholders' equity	$800,212	$698,817

	Years Ended December 31,
Condensed Statements of Income	2014	2013	2012
	(In thousands)
Income:
Cash dividends from subsidiary bank	$64,468	$24,488	$27,550
Other income	53	390	92
Total income	64,521	24,878	27,642
Operating expenses	7,200	4,735	3,773
Income before income taxes and equity in undistributed net income of subsidiary bank	57,321	20,143	23,869
Federal income tax benefit	2,302	1,556	1,311
Equity in undistributed net income of subsidiary bank	2,498	35,109	25,828
Net income	$62,121	$56,808	$51,008

	Years Ended December 31,
Condensed Statements of Cash Flows	2014	2013	2012
	(In thousands)
Operating Activities:
Net income	$62,121	$56,808	$51,008
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	2,931	2,854	1,865
Gain on sale of available-for-sale investment securities	—	(245)	—
Depreciation of premises and equipment	327	416	463
Equity in undistributed net income of subsidiary bank	(2,498)	(35,109)	(25,828)
Net (increase) decrease in other assets	1,101	(711)	1,033
Net increase (decrease) in other liabilities	(2,519)	563	394
Net cash provided by operating activities	61,463	24,576	28,935
Investing Activities:
Cash paid, net of cash assumed, in business combination	(117,853)	—	—
Purchase of available-for-sale investment securities	—	—	(4,755)
Proceeds from redemption of available-for-sale investment securities	—	5,000	—
Purchases of premises and equipment, net	(26)	(9)	(147)
Net cash provided by (used in) investing activities	(117,879)	4,991	(4,902)
Financing Activities:
Cash dividends paid	(29,528)	(24,521)	(22,566)
Proceeds from issuance of common stock, net of issuance costs	76,175	53,925
Repayment of subordinated debt obligations	(10,310)	—	—
Proceeds from directors' stock purchase plan and exercise of stock options	1,242	806	260
Cash paid for payroll taxes upon conversion of restricted stock units	(701)	(379)	(248)
Net cash provided by (used in) financing activities	36,878	29,831	(22,554)
Net increase (decrease) in cash and cash equivalents	(19,538)	59,398	1,479
Cash and cash equivalents at beginning of year	65,358	5,960	4,481
Cash and cash equivalents at end of year	$45,820	$65,358	$5,960

NOTE 23 — SUMMARY OF QUARTERLY STATEMENTS OF INCOME (UNAUDITED)
The following quarterly information is unaudited. However, in the opinion of management, the information reflects all adjustments that are necessary for the fair presentation of the results of operations for the periods presented.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share data)
Interest income	$53,645	$55,180	$56,629	$61,807	$227,261
Interest expense	3,866	3,720	3,561	3,563	14,710
Net interest income	49,779	51,460	53,068	58,244	212,551
Provision for loan losses	1,600	1,500	1,500	1,500	6,100
Noninterest income	13,716	15,801	15,351	18,227	63,095
Operating expenses	42,182	42,425	42,702	52,616	179,925
Income before income taxes	19,713	23,336	24,217	22,355	89,621
Federal income tax expense	5,900	7,100	7,450	7,050	27,500
Net income	$13,813	$16,236	$16,767	$15,305	$62,121
Net income per common share:
Basic	$0.46	$0.54	$0.51	$0.47	$1.98
Diluted	0.46	0.54	0.51	0.46	1.97
Cash dividends declared per common share	0.23	0.23	0.24	0.24	0.94

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share data)
Interest income	$52,379	$52,781	$53,578	$55,323	$214,061
Interest expense	4,727	4,385	4,284	4,018	17,414
Net interest income	47,652	48,396	49,294	51,305	196,647
Provision for loan losses	3,000	3,000	3,000	2,000	11,000
Noninterest income	16,239	15,948	14,644	13,578	60,409
Operating expenses	41,957	41,041	39,545	42,405	164,948
Income before income taxes	18,934	20,303	21,393	20,478	81,108
Federal income tax expense	5,700	6,100	6,400	6,100	24,300
Net income	$13,234	$14,203	$14,993	$14,378	$56,808
Net income per common share:
Basic	$0.48	$0.52	$0.54	$0.48	$2.02
Diluted	0.48	0.51	0.53	0.48	2.00
Cash dividends declared per common share	0.21	0.21	0.22	0.23	0.87

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
Changes in Internal Controls Over Financial Reporting
There were no changes to the Corporation's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Corporation's internal controls over financial reporting.

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
Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2014, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Management's assessment is based on the criteria for effective internal control over financial reporting as described in "Internal Control — Integrated Framework (1992)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2014, its system of internal control over financial reporting was effective and meets the criteria of the "Internal Control — Integrated Framework (1992)." The Corporation's independent registered public accounting firm that audited the Corporation's consolidated financial statements included in this annual report has issued an attestation report on the Corporation's internal control over financial reporting as of December 31, 2014.

/s/ David B. Ramaker	/s/ Lori A. Gwizdala
David B. Ramaker	Lori A. Gwizdala
Chairman, Chief Executive Officer and President	Executive Vice President, Chief Financial Officer and Treasurer

February 27, 2015	February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Chemical Financial Corporation:
We have audited Chemical Financial Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chemical Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Assessment as to the Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on Chemical Financial Corporation's internal control over financial reporting based on our audit.
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
In our opinion, Chemical Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Chemical Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Detroit, Michigan
February 27, 2015

Item 9B. Other Information.
Not applicable.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item is set forth under the subheadings "Chemical Financial's Nominees for Election as Directors" and "Board Committees," and the headings "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive Proxy Statement for its 2015 Annual Meeting of Shareholders and is here incorporated by reference.
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
Item 11. Executive Compensation.
Information required by this item is set forth under the headings "Executive Compensation," "Director Compensation," "Compensation Committee Report" and under the subheading "Compensation Committee Interlocks and Insider Participation" in the registrant's definitive Proxy Statement for its 2015 Annual Meeting of Shareholders and is here incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is set forth under the heading "Ownership of Chemical Financial Common Stock" in the registrant's definitive Proxy Statement for its 2015 Annual Meeting of Shareholders and is here incorporated by reference.
The following table presents information about the registrant's equity compensation plans as of December 31, 2014:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	1,037,311	$25.90	698,100	(3)
Equity compensation plans not approved by security holders(2)	—	—	66,897
Total	1,037,311	$25.90	764,997

(1)
Consists of the Chemical Financial Corporation Stock Incentive Plan of 1997 (1997 Plan), the Chemical Financial Corporation Stock Incentive Plan of 2006 (2006 Plan), the Chemical Financial Corporation Stock Incentive Plan of 2012 (2012 Plan) and the Chemical Financial Corporation Directors' Deferred Stock Plan. Stock options may no longer be issued under either the 1997 Plan or 2006 Plan.

(2)
Represents remaining shares available under the Chemical Financial Corporation 2001 Stock Purchase Plan for Subsidiary and Community Bank Directors (Stock Purchase Plan). The Stock Purchase Plan became effective on March 25, 2002 and was designed to provide non-employee community advisory directors of Chemical Bank, who are neither directors nor employees of the Corporation, the option of receiving their fees in shares of the Corporation's common stock. The Corporation terminated the Stock Purchase Plan as of the close of business on December 31, 2014. At December 31, 2014, participants in the Stock Purchase Plan had been credited with 10,910 shares of the Corporation's common stock, which were distributed to the participants in January 2015.

(3)	Represents 379,605 remaining available shares for future grant under the 2012 Plan and 318,495 remaining shares available for future issuance under the Directors' Deferred Stock Plan.
Each plan listed above contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in the capitalization of Chemical Financial Corporation.

Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this item is set forth under the subheadings "Board Committees" and "Transactions with Related Persons" in the registrant's definitive Proxy Statement for its 2015 Annual Meeting of Shareholders and is here incorporated by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item is set forth under the heading "Independent Registered Public Accounting Firm" and subheading "Audit Committee" in the registrant's definitive Proxy Statement for its 2015 Annual Meeting of Shareholders and is here incorporated by reference.
PART IV.
Item 15. Exhibits and Financial Statement Schedules.
(a)  (1)  Financial Statements. The following documents are filed as part of Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position as of December 31, 2014 and 2013
Consolidated Statements of Income for each of the three years in the period ended December 31, 2014
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2014
Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2014
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014 Notes to Consolidated Financial Statements

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

2.2
Agreement and Plan of Merger, dated March 10, 2014. Previously filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K dated March 10, 2014, filed with the SEC on March 11, 2014. Here incorporated by reference.

2.3
Agreement and Plan of Merger, dated January 5, 2015. Previously filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K dated January 5, 2015, filed with the SEC on January 6, 2015. Here incorporated by reference.

3.1
Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 5, 2011. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 26, 2014. Here incorporated by reference.
4.1	Restated Articles of Incorporation. Exhibit 3.1 is here incorporated by reference.
4.2	Bylaws. Exhibit 3.2 is here incorporated by reference.
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

10.8
Chemical Financial Corporation Directors' Deferred Stock Plan.* Previously filed as Exhibit 10.8 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 26, 2014. Here incorporated by reference.

21
Subsidiaries. Previously filed as Exhibit 21 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 26, 2014. Here incorporated by reference.

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

The index of exhibits and any exhibits filed as part of the 2014 Form 10-K are accessible at no cost on the Corporation's web site at www.chemicalbankmi.com in the "Investor Information" section, at www.edocumentview.com/chfc and through the United States Securities and Exchange Commission's web site at www.sec.gov. The Corporation will furnish a copy of any exhibit listed above to any shareholder of the registrant at a cost of 30 cents per page upon written request to Ms. Lori A. Gwizdala, Chief Financial Officer, Chemical Financial Corporation, 235 East Main Street, Midland, P.O. Box 569, Michigan 48640-0569.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2015.
CHEMICAL FINANCIAL CORPORATION

/s/ David B. Ramaker
David B. Ramaker
Chairman of the Board, CEO, President and Director
Principal Executive Officer

/s/ Lori A. Gwizdala
Lori A. Gwizdala
Executive Vice President, CFO and Treasurer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2015 by the following persons on behalf of the registrant and in the capacities indicated.
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
John E. Pelizzari
Grace O. Shearer
Larry D. Stauffer
Franklin C. Wheatlake

/s/ Lori A. Gwizdala
By Lori A. Gwizdala
Attorney-in-fact