Form 10-Q
period 2015-03-31
CHEMICAL FINANCIAL CORP
filed 2015-04-30
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s Common Stock, $1 par value, as of April 17, 2015, was 33,711,700 shares.

INDEX
Chemical Financial Corporation
Form 10-Q

Forward-Looking Statements
This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and Chemical Financial Corporation (Corporation). Words and phrases such as "anticipates," "believes," "continue," "estimates," "expects," "forecasts," "intends," "is likely," "judgment," "look forward," "may," "opinion," "plans," "predicts," "probable," "projects," "should," "strategic," "trend," "will," and variations of such words and phrases or similar expressions are intended to identify such forward-looking statements. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. All statements referencing future time periods are forward-looking.
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
This report may contain forward-looking statements regarding the Corporation's outlook or expectations with respect to its recently completed acquisition of Monarch Community Bancorp, Inc. (Monarch) and its planned acquisition of Lake Michigan Financial Corporation (Lake Michigan), the expected costs to be incurred in connection with the acquisitions, Monarch's and Lake Michigan's future performance and consequences of their integration into the Corporation and the impact of the transactions on the Corporation’s future performance.
Risk factors relating to these transactions and the integration of Monarch and Lake Michigan into the Corporation after closing include, without limitation:
Completion of the Lake Michigan transaction is dependent on, among other things, receipt of shareholder approval, the timing of which cannot be predicted with precision at this point and which may not be received at all.
The impact of the completion of the Lake Michigan transaction on the Corporation's financial statements will be affected by the timing of the transaction.
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
The Corporation's ability to achieve anticipated results from the transactions is dependent on the state of the economic and financial markets going forward. Specifically, the Corporation may incur more credit losses from Monarch's or Lake Michigan's loan portfolio than expected and deposit attrition may be greater than expected.
In addition, risk factors include, but are not limited to, the risk factors described in Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.
No Offer or Solicitation
This communication is not intended to and does not constitute an offer to sell or the solicitation of an offer to subscribe for or buy or an invitation to purchase or subscribe for any securities or the solicitation of any vote or approval in any jurisdiction pursuant to any merger agreement associated with the Lake Michigan transaction or otherwise, nor shall there be any sale, issuance or transfer of securities in any jurisdiction in contravention of applicable law. No offer of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended.

Additional Information about the Lake Michigan Transaction
Chemical filed a registration statement on Form S-4 with the Securities and Exchange Commission (SEC) to register the securities that the Lake Michigan shareholders will receive if the transaction is consummated. The registration statement contains a prospectus, a proxy statement for the meeting at which the Lake Michigan shareholders will consider approval of the transaction and other relevant documents concerning the transaction. Investors are urged to read the registration statement, the prospectus and proxy statement, and any other relevant documents when they become available because they will contain important information about Chemical, Lake Michigan and the transaction. Investors will be able to obtain the documents free of charge at the SEC's website, www.sec.gov, by contacting Chemical Financial Corporation, 235 East Main Street, P.O. Box 569, Midland, MI 48640-0569, Attention: Ms. Lori A. Gwizdala, Investor Relations, telephone 800-867-9757 or by contacting Lake Michigan Financial Corporation, 150 Central Avenue, Holland, Michigan 49423, Attention: Mr. James Luyk, Investor Relations, telephone 616-546-4078. INVESTORS SHOULD READ THE PROSPECTUS AND PROXY STATEMENT AND OTHER DOCUMENTS FILED WITH THE SEC CAREFULLY BEFORE MAKING A DECISION CONCERNING THE TRANSACTION.
Lake Michigan and its respective directors, executive officers, and certain other members of management and employees, may be soliciting proxies from Lake Michigan shareholders in favor of the transaction. Information regarding the persons who may, under the rules of the SEC, be considered participants in the solicitation of Lake Michigan shareholders in connection with the proposed transaction is set forth in the prospectus and proxy statement filed with the SEC. Free copies of this document may be obtained as described above.

Part I. Financial Information

Item 1.    Financial Statements
Chemical Financial Corporation
Consolidated Statements of Financial Position

	March 31, 2015	December 31, 2014	March 31, 2014
	(Unaudited)		(Unaudited)
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$121,796	$144,892	$122,288
Interest-bearing deposits with the Federal Reserve Bank and other banks	272,142	38,128	260,097
Total cash and cash equivalents	393,938	183,020	382,385
Investment securities:
Available-for-sale, at fair value	680,644	748,864	657,818
Held-to-maturity (fair value - $380,176 at March 31, 2015, $315,740 at December 31, 2014 and $272,407 at March 31, 2014)	381,450	316,413	278,099
Total investment securities	1,062,094	1,065,277	935,917
Loans held-for-sale, at fair value	9,675	9,128	3,814
Loans	5,702,874	5,688,230	4,753,289
Allowance for loan losses	(75,256)	(75,683)	(78,473)
Net loans	5,627,618	5,612,547	4,674,816
Premises and equipment (net of accumulated depreciation of $111,270 at March 31, 2015, $108,826 at December 31, 2014 and $102,163 at March 31, 2014)	96,486	97,496	74,779
Goodwill	180,128	180,128	120,164
Other intangible assets	31,655	33,080	12,872
Interest receivable and other assets	150,041	141,467	133,581
Total Assets	$7,551,635	$7,322,143	$6,338,328
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$1,614,319	$1,591,661	$1,219,081
Interest-bearing	4,706,034	4,487,310	4,012,212
Total deposits	6,320,353	6,078,971	5,231,293
Interest payable and other liabilities	48,545	56,572	40,209
Short-term borrowings	372,236	389,467	361,231
Total liabilities	6,741,134	6,525,010	5,632,733
Shareholders’ equity:
Preferred stock, no par value:
Authorized – 200,000 shares, none issued	—	—	—
Common stock, $1 par value per share:
Authorized — 45,000,000 shares
Issued and outstanding — 32,847,063 shares at March 31, 2015, 32,774,420 shares at December 31, 2014 and 29,865,841 shares at March 31, 2014	32,847	32,774	29,866
Additional paid-in capital	565,851	565,166	489,045
Retained earnings	241,582	231,646	205,985
Accumulated other comprehensive loss	(29,779)	(32,453)	(19,301)
Total shareholders’ equity	810,501	797,133	705,595
Total Liabilities and Shareholders’ Equity	$7,551,635	$7,322,143	$6,338,328

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$58,097	$49,195
Interest on investment securities:
Taxable	2,307	2,383
Tax-exempt	1,906	1,704
Dividends on nonmarketable equity securities	198	238
Interest on deposits with the Federal Reserve Bank and other banks	122	125
Total interest income	62,630	53,645
Interest Expense
Interest on deposits	3,352	3,745
Interest on short-term borrowings	98	121
Total interest expense	3,450	3,866
Net Interest Income	59,180	49,779
Provision for loan losses	1,500	1,600
Net interest income after provision for loan losses	57,680	48,179
Noninterest Income
Service charges and fees on deposit accounts	5,916	4,930
Wealth management revenue	5,071	3,631
Other charges and fees for customer services	5,990	4,194
Mortgage banking revenue	1,403	794
Gain on sale of investment securities	579	—
Other	316	167
Total noninterest income	19,275	13,716
Operating Expenses
Salaries, wages and employee benefits	29,268	24,184
Occupancy	4,426	4,374
Equipment and software	4,738	3,461
Other	12,588	10,163
Total operating expenses	51,020	42,182
Income before income taxes	25,935	19,713
Federal income tax expense	8,100	5,900
Net Income	$17,835	$13,813
Net Income Per Common Share:
Basic	$0.54	$0.46
Diluted	0.54	0.46
Cash Dividends Declared Per Common Share	0.24	0.23

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Net income	$17,835	$13,813
Other comprehensive income (loss), net of tax:
Net unrealized gains on investment securities available-for-sale, net of tax expense of $1,262 and $857 for the three months ended March 31, 2015 and 2014, respectively	2,344	1,593
Reclassification adjustment for realized gain on sale of investment securities available-for-sale included in net income, net of tax expense of $203 for the three months ended March 31, 2015	(376)	—
Adjustment for pension and other postretirement benefits, net of tax expense (benefit) of $381 and $(201) for the three months ended March 31, 2015 and 2014, respectively	706	(374)
Total other comprehensive income (loss), net of tax	2,674	1,219
Comprehensive income	$20,509	$15,032

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share data)
Balances at December 31, 2013	$29,790	$488,177	$199,053	$(20,520)	$696,500
Comprehensive income			13,813	1,219	15,032
Cash dividends declared and paid of $0.23 per share			(6,881)		(6,881)
Shares issued – stock options	27	530			557
Shares issued – directors’ stock plans	12	298			310
Shares issued – restricted stock units	36	(513)			(477)
Share-based compensation	1	553			554
Balances at March 31, 2014	$29,866	$489,045	$205,985	$(19,301)	$705,595

Balances at December 31, 2014	$32,774	$565,166	$231,646	$(32,453)	$797,133
Comprehensive income			17,835	2,674	20,509
Cash dividends declared and paid of $0.24 per share			(7,899)		(7,899)
Shares issued – stock options	13	118			131
Shares issued – directors’ stock plans	11	305			316
Shares issued – restricted stock units	48	(492)			(444)
Share-based compensation	1	754			755
Balances at March 31, 2015	$32,847	$565,851	$241,582	$(29,779)	$810,501

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Operating Activities
Net income	$17,835	$13,813
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,500	1,600
Gains on sales of loans	(1,589)	(647)
Proceeds from sales of loans	54,280	22,080
Loans originated for sale	(53,238)	(20,028)
Net gains from sales/writedowns of other real estate and repossessed assets	(570)	(379)
Depreciation of premises and equipment	2,479	2,119
Amortization of intangible assets	1,825	695
Gain on sale of investment securities	(579)	—
Net amortization of premiums and discounts on investment securities	1,373	1,093
Share-based compensation expense	755	554
Net increase in interest receivable and other assets	(9,562)	(1,319)
Net increase (decrease) in interest payable and other liabilities	(7,038)	1,239
Net cash provided by operating activities	7,471	20,820
Investing Activities
Investment securities – available-for-sale:
Proceeds from sales	13,172	—
Proceeds from maturities, calls and principal reductions	57,449	28,426
Investment securities – held-to-maturity:
Proceeds from maturities, calls and principal reductions	7,542	31,798
Purchases	(72,748)	(36,309)
Net increase in loans	(20,233)	(109,965)
Proceeds from sales of other real estate and repossessed assets	3,693	2,197
Purchases of premises and equipment, net of disposals	(1,469)	(1,590)
Net cash used in investing activities	(12,594)	(85,443)
Financing Activities
Net increase in interest- and noninterest-bearing demand deposits and savings accounts	247,244	78,246
Net increase (decrease) in time deposits	(5,862)	30,662
Net increase (decrease) in short-term borrowings	(17,231)	33,803
Cash dividends paid	(7,899)	(6,881)
Proceeds from directors’ stock plans and exercise of stock options, net of shares withheld	447	867
Cash paid for payroll taxes upon conversion of share-based awards	(658)	(477)
Net cash provided by financing activities	216,041	136,220
Net increase in cash and cash equivalents	210,918	71,597
Cash and cash equivalents at beginning of period	183,020	310,788
Cash and cash equivalents at end of period	$393,938	$382,385
Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,426	$3,858
Loans transferred to other real estate and repossessed assets	3,662	2,098
Federal income taxes paid	9,800	—
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

Note 1: Significant Accounting Policies
Nature of Operations
Chemical Financial Corporation (Corporation) operates in a single operating segment — commercial banking. The Corporation is a financial holding company, headquartered in Midland, Michigan, that operated through one commercial bank, Chemical Bank, as of March 31, 2015. Monarch Community Bank was acquired in the April 1, 2015 acquisition of Monarch Community Bancorp, Inc. (Monarch). The Corporation intends to consolidate Monarch Community Bank with and into Chemical Bank during the second quarter of 2015. Chemical Bank operates within the State of Michigan as a state-chartered commercial bank. Chemical Bank operates through an internal organizational structure of four regional banking units and offers a full range of traditional banking and fiduciary products and services to the residents and business customers in the bank’s geographical market areas. The products and services offered by the regional banking units, through branch banking offices, are generally consistent throughout the Corporation, as is the pricing of those products and services. The marketing of products and services throughout the Corporation’s regional banking units is generally uniform, as many of the markets served by the regional banking units overlap. The distribution of products and services is uniform throughout the Corporation’s regional banking units and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.
The Corporation’s primary sources of revenue are interest from its loan products and investment securities, service charges and fees from customer deposit accounts and wealth management revenue.
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments believed necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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
ASC 805 affords a measurement period beyond the acquisition date that allows the Corporation the opportunity to finalize the acquisition accounting in the event that new information is identified that existed as of the acquisition date but was not known by the Corporation at that time. The Corporation anticipates that measurement period adjustments may arise from adjustments to the fair values of assets and liabilities recognized at the acquisition date for Northwestern Bancorp, Inc. (Northwestern) as additional information is obtained, such as appraisals of collateral securing loans and other borrower information. In the event that a measurement period adjustment is identified, the Corporation will recognize the adjustment as part of its acquisition accounting, which may result in an adjustment to goodwill being recorded.
See Note 2 for further information regarding the Corporation's completed and pending acquisition transactions.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

Originated Loans
Originated loans include all of the Corporation's portfolio loans, excluding loans acquired on October 31, 2014 in the acquisition of Northwestern and on April 30, 2010 in the acquisition of O.A.K. Financial Corporation (OAK). Originated loans also include loans acquired as part of the Corporation's branch acquisition on December 7, 2012, as these loans were performing and were considered high-quality loans in accordance with the Corporation's credit underwriting standards at that date. Originated loans are stated at their principal amount outstanding, net of unearned income, charge-offs and unamortized deferred fees and costs. Loan interest income is recognized on the accrual basis. Deferred loan fees and costs are amortized over the loan term based on the level-yield method. Net loan commitment fees are deferred and amortized into fee income on a straight-line basis over the commitment period.
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
Loans Acquired in a Business Combination
Loans acquired in a business combination (acquired loans) consist of loans acquired on October 31, 2014 in the acquisition of Northwestern and on April 30, 2010 in the acquisition of OAK. Acquired loans were recorded at fair value at the date of acquisition, without a carryover of the associated allowance for loan losses related to these loans, through a fair value discount that was, in part, attributable to deterioration in credit quality. The estimate of expected credit losses was determined based on due diligence performed by executive and senior officers of the Corporation, with assistance from third-party consultants. The fair value discount was recorded as a reduction of the acquired loans’ outstanding principal balances in the consolidated statement of financial position at the acquisition date.
The Corporation accounts for acquired loans, which are recorded at fair value at acquisition, in accordance with Accounting Standards Codification (ASC) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30). ASC 310-30 allows investors to aggregate loans acquired into loan pools that have common risk characteristics and thereby use a composite interest rate and expectation of cash flows expected to be collected for the loan pools. Under the provisions of ASC 310-30, the Corporation aggregated acquired loans into 4 pools in the acquisition of Northwestern and 14 pools in the acquisition of OAK based upon common risk characteristics, including types of loans, commercial type loans with similar risk grades and whether loans were performing or nonperforming. A pool is considered a single unit of accounting for the purposes of applying the guidance prescribed in ASC 310-30. A loan will be removed from a pool of acquired loans only if the loan is sold, foreclosed, paid off or written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and the cash, fair value of the collateral, or other assets received would not affect the effective yield used to recognize the accretable difference on the remaining pool. The Corporation estimated the cash flows expected to be collected over the life of the pools of loans at acquisition and estimates expected cash flows quarterly thereafter, based on a set of assumptions including expectations as to default rates, prepayment rates and loss severities. The Corporation must make numerous assumptions, interpretations and judgments using internal and third-party credit quality information to determine whether it is probable that the Corporation will be able to collect all contractually required payments. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

Loans Modified Under Troubled Debt Restructurings
Loans modified under troubled debt restructurings (TDRs) involve granting a concession to a borrower who is experiencing financial difficulty. Concessions generally include modifications to original loan terms, including changes to a loan’s payment schedule or interest rate, which generally would not otherwise be considered. The Corporation’s TDRs include performing and nonperforming TDRs, which consist of originated loans that continue to accrue interest at the loan's original interest rate as the Corporation expects to collect the remaining principal and interest on the loan, and nonaccrual TDRs, which include originated loans that are in a nonaccrual status and are no longer accruing interest, as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans. At the time of modification (except for loans on nonaccrual status), a TDR is reported as a nonperforming TDR until a six-month payment history of principal and interest payments, in accordance with the terms of the loan modification, is sustained, at which time the Corporation moves the loan to a performing status (performing TDR). If the Corporation does not expect to collect all principal and interest on the loan, the modified loan is classified as a nonaccrual TDR. All TDRs are accounted for as impaired loans and are included in the Corporation’s analysis of the allowance for loan losses. A TDR that has been renewed by a borrower who is no longer experiencing financial difficulty and which yields a market rate of interest at the time of a refinancing is no longer reported as a TDR.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

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
In determining the allowance and the related provision for loan losses, the Corporation considers four principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired loans in the commercial loan portfolio, (ii) reserves established for adversely-rated loans in the commercial loan portfolio and nonaccrual residential mortgage, consumer installment and home equity loans based on loan loss experience of other adversely-rated loans, (iii) reserves, by loan classes, on all other loans based principally on a five-year historical loan loss experience, with higher weighting placed on the most recent years, loan loss trends giving consideration to estimated loss emergence periods and (iv) an unallocated allowance based on the imprecision in the overall allowance methodology for loans collectively evaluated for impairment.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Corporation to record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At March 31, 2015, December 31, 2014 and March 31, 2014, the Corporation had elected the fair value option on all of its residential mortgage loans held-for-sale. The Corporation has not elected the fair value option for any other financial assets or liabilities.
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
Uncertain income tax positions are evaluated to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50% likely to be realized. Reserves for contingent income tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of audits or examinations. The Corporation had no contingent income tax liabilities recorded at March 31, 2015, December 31, 2014 or March 31, 2014. The tax periods open to examination by the Internal Revenue Service include the calendar years ended December 31, 2014, 2013, 2012 and 2011.
Investments in Qualified Affordable Housing Projects
The Corporation invests in qualified affordable housing projects solely for the purpose of obtaining tax credits and other tax benefits. Accordingly, the Corporation believes that amortizing its investments in qualified affordable housing projects as a component of income tax expense rather than as a component of operating expenses better reflects the nature and intent of these investments. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $0.1 million during each of the three months ended March 31, 2015 and 2014. The Corporation's remaining investment in qualified affordable housing projects totaled $4.8 million at March 31, 2015, $4.9 million at December 31, 2014 and $3.2 million at March 31, 2014.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

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
In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation’s common stock under a stock repurchase program. In November 2011, the board of directors of the Corporation reaffirmed the stock buy-back authorization with the qualification that the shares may only be repurchased if the share price is below the tangible book value per share of the Corporation’s common stock at the time of the repurchase. Since the January 2008 authorization, no shares have been repurchased. At March 31, 2015, there were 500,000 remaining shares available for repurchase under the Corporation’s stock repurchase program.
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
Preferred Stock
On April 20, 2009, the shareholders of the Corporation authorized the board of directors of the Corporation to issue up to 200,000 shares of preferred stock in connection with either an acquisition by the Corporation of an entity that has shares of preferred stock issued and outstanding pursuant to any program established by the United States government or participation by the Corporation in any program established by the United States government. On April 20, 2015, the shareholders of the Corporation approved an amendment to the restated articles of incorporation which eliminates and replaces the previous class of 200,000 shares of preferred stock with a new class of 2,000,000 shares of preferred stock. At March 31, 2015, no shares of preferred stock were issued and outstanding.
Common Stock
On April 20, 2015, the shareholders of the Corporation approved an amendment to the restated articles of incorporation to increase the number of authorized shares of common stock from 45,000,000 to 60,000,000.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

Adopted Accounting Pronouncements
In-Substance Foreclosures
In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a consensus of the FASB Emerging Issues Task Force (ASU 2014-04). ASU 2014-04 clarifies that an in-substance foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement. ASU 2014-04 also requires disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 is effective for public companies for interim and annual periods beginning after December 15, 2014, with early adoption permitted. Once adopted, an entity can elect either (i) a modified retrospective transition method or (ii) a prospective transition method. The modified retrospective transition method is applied by means of a cumulative-effect adjustment to residential mortgage loans and foreclosed residential real estate properties existing as of the beginning of the period for which the amendments of ASU 2014-04 are effective, with real estate reclassified to loans measured at the carrying value of the real estate at the date of adoption and loans reclassified to real estate measured at the lower of net carrying value of the loan or the fair value of the real estate less costs to sell at the date of adoption. The prospective transition method is applied by means of applying the amendments of ASU 2014-04 to all instances of receiving physical possession of residential real estate properties that occur after the date of adoption. The adoption of ASU 2014-04 on January 1, 2015 did not have a material impact on the Corporation's consolidated financial condition or results of operations.
Share-Based Compensation
In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a consensus of the FASB Emerging Issues Task Force (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting of share-based payment awards and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for all entities for interim and annual periods beginning after December 15, 2015, with early adoption permitted. An entity may apply the amendments in ASU 2014-12 either (i) prospectively to all awards granted or modified after the effective date or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Corporation's early adoption of ASU 2014-12 on January 1, 2015 did not have a material impact on the Corporation's consolidated financial condition or results of operations.
Government-Guaranteed Mortgage Loans
In August 2014, the FASB issued ASU 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government Guaranteed Mortgage Loans upon Foreclosure, a consensus of the FASB Emerging Issues Task Force (ASU 2014-14). ASU 2014-14 provides clarifying guidance related to how creditors classify government-guaranteed loans upon foreclosure. Upon foreclosure of a government-guaranteed mortgage loan, the loan should be derecognized and a separate other receivable should be recognized if the following conditions are met: (i) the loan has a government guarantee that is not separable from the loan before foreclosure; (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor at the time of foreclosure. ASU 2014-14 is effective for public companies for interim and annual periods beginning after December 15, 2014. An entity should adopt using either the modified retrospective method or the prospective transition method. An entity must apply the same method elected under ASU 2014-04. Early adoption is permitted if the entity has already adopted ASU 2014-04. The adoption of ASU 2014-14 on January 1, 2015 did not have a material impact on the Corporation's consolidated financial condition or results of operations.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

Pending Accounting Pronouncements
There are no recent accounting pronouncements that have been issued by the FASB that would have a material impact on the financial statements of the Corporation.
Note 2: Acquisitions
Pending Acquisition of Lake Michigan Financial Corporation
On January 5, 2015, the Corporation entered into an Agreement and Plan of Merger with Lake Michigan Financial Corporation (Lake Michigan). Under the terms of the merger agreement, each Lake Michigan shareholder will receive $16.64 in cash and 1.326 shares of the Corporation's common stock for each share of Lake Michigan common stock. Based on the 30-day volume weighted price per share of the Corporation's common stock as of January 5, 2015, the merger has a transaction value of approximately $184.1 million. The merger has received regulatory approval. Completion of the merger is subject to the approval of Lake Michigan's shareholders, in addition to satisfaction of other customary closing conditions.
Acquisition of Monarch Community Bancorp, Inc.
On April 1, 2015, the Corporation acquired all of the outstanding stock of Monarch Community Bancorp, Inc. (Monarch) in an all-stock transaction valued at $27.2 million. As a result of the acquisition, the Corporation issued approximately 861,000 shares of its common stock based on an exchange ratio of 0.0982 shares of its common stock for each share of Monarch common stock outstanding. There are no contingencies resulting from the acquisition.
Monarch, a bank holding company, owned Monarch Community Bank, which operates five full service branch offices in Coldwater, Marshall, Hillsdale and Union City, Michigan. Monarch Community Bank will be operated as a separate subsidiary of the Corporation until its planned consolidation with and into Chemical Bank in May 2015. At March 31, 2015, and without the effect of fair value purchase accounting adjustments, Monarch had total assets of $170 million, total loans of $128 million and total deposits of $143 million.
Certain disclosures are required by the Corporation for business combinations that have occurred after the reporting date but before the financial statements are issued, unless the initial accounting for the business combination is incomplete at the time the financial statements are issued. The Corporation is in the process of completing its initial accounting related to the acquisition of Monarch, including finalizing the fair values of the assets acquired and liabilities assumed, and expects to have this information available for disclosure when it files its Quarterly Report on Form 10-Q for the quarter ending June 30, 2015.
Acquisition of Northwestern Bancorp, Inc.
On October 31, 2014, the Corporation acquired all of the outstanding stock of Northwestern Bancorp, Inc. (Northwestern) for total cash consideration of $121 million. Northwestern, a bank holding company which owned Northwestern Bank, provided traditional banking services and products through 25 banking offices serving communities in the northwestern lower peninsula of Michigan. At the acquisition date, Northwestern added total assets of $815 million, including total loans of $475 million, and total deposits of $794 million to the Corporation. Northwestern Bank was consolidated with and into Chemical Bank as of the acquisition date. In connection with the acquisition of Northwestern, the Corporation recorded $60.0 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Northwestern. In addition, the Corporation recorded $12.9 million of core deposit intangible assets in conjunction with the acquisition.
Upon acquisition, the Northwestern loan portfolio had contractually required principal and interest payments receivable of $507 million and $112 million, respectively, expected principal and interest cash flows of $481 million and $104 million, respectively, and a fair value of $475 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $34 million at the acquisition date, with $26 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $110 million at the acquisition date. The outstanding contractual principal balance and the carrying amount of the Northwestern acquired loan portfolio were $453 million and $421 million, respectively, at March 31, 2015, compared to $485 million and $452 million, respectively, at December 31, 2014.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

Acquisition of 21 Branches
On December 7, 2012, Chemical Bank acquired 21 branches from Independent Bank, a subsidiary of Independent Bank Corporation, located in the Northeast and Battle Creek regions of Michigan, including $404 million in deposits and $44 million in loans (branch acquisition transaction). The purchase price of the branch offices, including equipment, was $8.1 million and the Corporation paid a premium on deposits of $11.5 million, or approximately 2.85% of total deposits. The loans were purchased at a discount of 1.75%. In connection with the branch acquisition transaction, the Corporation recorded goodwill of $6.8 million and other intangible assets attributable to customer core deposits of $5.6 million.
Acquisition of O.A.K. Financial Corporation (OAK)
On April 30, 2010, the Corporation acquired OAK in an all-stock transaction for total consideration of $83.7 million. OAK provided traditional banking services and products through 14 banking offices serving communities in Ottawa, Allegan and Kent counties in west Michigan. At the acquisition date, OAK added total assets of $820 million, including total loans of $627 million, and total deposits of $693 million, including brokered deposits of $193 million. Upon acquisition, the OAK loan portfolio had contractually required principal payments receivable of $683 million and a fair value of $627 million. The outstanding contractual principal balance and the carrying amount of the OAK acquired loan portfolio were $255 million and $234 million, respectively, at March 31, 2015, compared to $268 million and $246 million, respectively, at December 31, 2014 and $313 million and $289 million, respectively, at March 31, 2014.
Accretable Yield
Activity for the accretable yield, which includes contractually due interest for acquired loans that have been renewed or extended since the date of acquisition and continue to be accounted for in loan pools in accordance with ASC 310-30, follows:

	Three Months Ended March 31,
	2015			2014
	Northwestern	OAK	Total	OAK
	(In thousands)
Balance at beginning of period	$104,675	$33,286	137,961	$32,610
Additions (reductions)*	(1,410)	714	(696)	821
Accretion recognized in interest income	(4,998)	(3,207)	(8,205)	(3,843)
Reclassification from nonaccretable difference	—	—	—	10,000
Balance at end of period	$98,267	$30,793	$129,060	$39,588

*
Represents additions of estimated contractual interest expected to be collected from acquired loans being renewed or extended, less reductions in contractual interest resulting from the early payoff of acquired loans.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

Note 3: Investment Securities
The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at March 31, 2015, December 31, 2014 and March 31, 2014:

	Investment Securities Available-for-Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
March 31, 2015
U.S. Treasury securities	$8,271	$31	$—	$8,302
Government sponsored agencies	249,642	889	101	250,430
State and political subdivisions	31,701	624	3	32,322
Residential mortgage-backed securities	218,299	1,358	56	219,601
Collateralized mortgage obligations	133,713	305	718	133,300
Corporate bonds	34,925	136	64	34,997
Preferred stock	1,389	303	—	1,692
Total	$677,940	$3,646	$942	$680,644
December 31, 2014
U.S. Treasury securities	$8,272	$—	$13	$8,259
Government sponsored agencies	263,658	356	511	263,503
State and political subdivisions	45,157	1,087	17	46,227
Residential mortgage-backed securities	240,465	885	1,543	239,807
Collateralized mortgage obligations	145,316	261	1,194	144,383
Corporate bonds	44,930	213	48	45,095
Preferred stock	1,389	201	—	1,590
Total	$749,187	$3,003	$3,326	$748,864
March 31, 2014
Government sponsored agencies	$91,613	$295	$298	$91,610
State and political subdivisions	42,369	1,408	—	43,777
Residential mortgage-backed securities	291,187	1,023	3,472	288,738
Collateralized mortgage obligations	167,622	393	1,296	166,719
Corporate bonds	65,003	505	93	65,415
Preferred stock	1,389	170	—	1,559
Total	$659,183	$3,794	$5,159	$657,818

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

	Investment Securities Held-to-Maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
March 31, 2015
State and political subdivisions	$370,950	$6,852	$4,926	$372,876
Trust preferred securities	10,500	—	3,200	7,300
Total	$381,450	$6,852	$8,126	$380,176
December 31, 2014
State and political subdivisions	$305,913	$7,294	$4,557	$308,650
Trust preferred securities	10,500	—	3,410	7,090
Total	$316,413	$7,294	$7,967	$315,740
March 31, 2014
State and political subdivisions	$267,599	$5,331	$6,983	$265,947
Trust preferred securities	10,500	—	4,040	6,460
Total	$278,099	$5,331	$11,023	$272,407
The majority of the Corporation’s residential mortgage-backed securities and collateralized mortgage obligations are backed by a U.S. government agency (Government National Mortgage Association) or a government sponsored enterprise (Federal Home Loan Mortgage Corporation or Federal National Mortgage Association).
At March 31, 2015, the Corporation held $10.5 million of trust preferred investment securities that were recorded as held-to-maturity, with $10.0 million of these securities representing a 100% interest in a trust preferred investment security of a small non-public bank holding company in Michigan that has been assessed by the Corporation as financially strong. The remaining $0.5 million represents a 10% interest in another trust preferred investment security of a small non-public bank holding company located in Michigan that was categorized as well-capitalized under regulatory guidelines at March 31, 2015.
At March 31, 2015, it was the Corporation’s opinion that the market for trust preferred investment securities was not active, and thus, in accordance with GAAP, when there is a significant decrease in the volume and activity for an asset or liability in relation to normal market activity, adjustments to transaction or quoted prices may be necessary or a change in valuation technique or multiple valuation techniques may be appropriate. The Corporation obtained pricing information for its trust preferred investment securities from an independent third-party pricing source. The pricing information was based on both observable inputs and unobservable inputs, including appropriate risk adjustments that market participants would make for possible nonperformance, illiquidity and issuer specifics such as size, leverage position and location. The observable inputs were based on the existing market and insight into appropriate rate of return adjustments that market participants would require for the additional risk associated with a single issue investment security of this nature. Based on the information obtained from the independent third-party pricing source, the Corporation calculated a fair value at March 31, 2015 of $7.0 million on its $10.0 million trust preferred investment security and $0.3 million on its $0.5 million trust preferred investment security, resulting in a combined unrealized loss of $3.2 million at that date.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The following is a summary of the amortized cost and fair value of investment securities at March 31, 2015, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

	March 31, 2015
	Amortized Cost	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$180,558	$180,869
Due after one year through five years	442,088	443,752
Due after five years through ten years	50,902	51,302
Due after ten years	3,003	3,029
Preferred stock	1,389	1,692
Total	$677,940	$680,644
Investment Securities Held-to-Maturity:
Due in one year or less	$35,293	$35,365
Due after one year through five years	171,557	172,699
Due after five years through ten years	120,799	122,512
Due after ten years	53,801	49,600
Total	$381,450	$380,176

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The following schedule summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized losses at March 31, 2015, December 31, 2014 and March 31, 2014, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
March 31, 2015
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Government sponsored agencies	27,889	64	18,896	37	46,785	101
State and political subdivisions	156,010	1,989	49,839	2,940	205,849	4,929
Residential mortgage-backed securities	82,303	28	3,847	28	86,150	56
Collateralized mortgage obligations	22,694	22	41,061	696	63,755	718
Corporate bonds	4,989	11	14,946	53	19,935	64
Trust preferred securities	—	—	7,300	3,200	7,300	3,200
Total	$293,885	$2,114	$135,889	$6,954	$429,774	$9,068
December 31, 2014
U.S. Treasury securities	$8,259	$13	$—	$—	$8,259	$13
Government sponsored agencies	166,963	406	31,927	105	198,890	511
State and political subdivisions	62,310	3,348	36,847	1,226	99,157	4,574
Residential mortgage-backed securities	17,276	52	180,194	1,491	197,470	1,543
Collateralized mortgage obligations	63,077	179	31,620	1,015	94,697	1,194
Corporate bonds	—	—	14,952	48	14,952	48
Trust preferred securities	—	—	7,090	3,410	7,090	3,410
Total	$317,885	$3,998	$302,630	$7,295	$620,515	$11,293
March 31, 2014
Government sponsored agencies	$45,396	$110	$15,204	$188	$60,600	$298
State and political subdivisions	79,787	4,942	56,180	2,041	135,967	6,983
Residential mortgage-backed securities	247,397	3,472	—	—	247,397	3,472
Collateralized mortgage obligations	76,900	885	12,833	411	89,733	1,296
Corporate bonds	—	—	14,907	93	14,907	93
Trust preferred securities	—	—	6,460	4,040	6,460	4,040
Total	$449,480	$9,409	$105,584	$6,773	$555,064	$16,182
An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security, as of March 31, 2015, represented an other-than-temporary impairment (OTTI). Management believed that the unrealized losses on investment securities at March 31, 2015 were temporary in nature and due primarily to changes in interest rates and reduced market liquidity and not as a result of credit-related issues. Unrealized losses of $3.2 million in the trust preferred securities portfolio, related to trust preferred securities of two well-capitalized bank holding companies in Michigan, were attributable to illiquidity in financial markets for these types of investments. The Corporation performed an analysis of the creditworthiness of these issuers and concluded that, at March 31, 2015, the Corporation expected to recover the entire amortized cost basis of these investment securities.
At March 31, 2015, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, at March 31, 2015, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. However, there is no assurance that OTTI may not occur in the future.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

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
Land development — Secured development loans made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date. Land development loans at March 31, 2015, December 31, 2014 and March 31, 2014 were primarily comprised of loans to develop residential properties.
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
Commercial, commercial real estate, real estate construction and land development loans are referred to as the Corporation’s commercial loan portfolio, while residential mortgage, consumer installment and home equity loans are referred to as the Corporation’s consumer loan portfolio. A summary of loans follows:

	March 31, 2015	December 31, 2014	March 31, 2014
	(In thousands)
Commercial loan portfolio:
Commercial	$1,356,169	$1,354,881	$1,208,641
Commercial real estate	1,616,923	1,557,648	1,279,167
Real estate construction	95,923	152,745	85,084
Land development	12,916	18,750	13,761
Subtotal	3,081,931	3,084,024	2,586,653
Consumer loan portfolio:
Residential mortgage	1,117,445	1,110,390	962,009
Consumer installment	844,066	829,570	675,412
Home equity	659,432	664,246	529,215
Subtotal	2,620,943	2,604,206	2,166,636
Total loans	$5,702,874	$5,688,230	$4,753,289

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

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
The Corporation has a commercial loan portfolio approval process involving underwriting and individual and group loan approval authorities to consider credit quality and loss exposure at loan origination. The loans in the Corporation’s commercial loan portfolio are risk rated at origination based on the grading system set forth below. The approval authority of relationship managers is established based on experience levels, with credit decisions greater than $1.0 million requiring group loan authority approval, except for six executive and senior officers who have varying limits exceeding $1.5 million and up to $3.5 million. During the first quarter of 2015, the Corporation increased the upper range for each level of group loan authority by$5.0 million, resulting in group loan authorities as follows. The Corporation has a loan committee, consisting of certain executive and senior officers, that meets weekly to consider loans ranging in amounts from $1.0 million to $10.0 million, depending on risk rating and credit action required. A directors’ loan committee, consisting of eight independent members of the board of directors, the chief executive officer and senior credit officer, meets bi-weekly to consider loans in amounts over $10.0 million, and certain loans under $10.0 million depending on a loan’s risk rating and credit action required. Loans over $15.0 million require majority approval of the board of directors.
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
March 31, 2015

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The following schedule presents the recorded investment of loans in the commercial loan portfolio by risk rating categories at March 31, 2015, December 31, 2014 and March 31, 2014:

	Commercial	Commercial Real Estate	Real Estate Construction	Land Development	Total
	(In thousands)
March 31, 2015
Originated Portfolio:
Risk Grades 1-5	$1,176,021	$1,175,373	$93,864	$2,633	$2,447,891
Risk Grade 6	40,999	44,248	—	738	85,985
Risk Grade 7	28,983	27,961	1,396	601	58,941
Risk Grade 8	18,904	24,760	663	290	44,617
Risk Grade 9	—	6	—	—	6
Subtotal	1,264,907	1,272,348	95,923	4,262	2,637,440
Acquired Portfolio:
Risk Grades 1-5	71,422	318,113	—	6,724	396,259
Risk Grade 6	11,299	7,786	—	253	19,338
Risk Grade 7	6,509	12,735	—	140	19,384
Risk Grade 8	2,032	5,941	—	1,537	9,510
Risk Grade 9	—	—	—	—	—
Subtotal	91,262	344,575	—	8,654	444,491
Total	$1,356,169	$1,616,923	$95,923	$12,916	$3,081,931
December 31, 2014
Originated Portfolio:
Risk Grades 1-5	$1,171,817	$1,114,529	$134,668	$2,952	$2,423,966
Risk Grade 6	37,800	34,996	1,408	738	74,942
Risk Grade 7	29,863	29,935	2,502	613	62,913
Risk Grade 8	16,417	24,958	162	225	41,762
Risk Grade 9	1	8	—	—	9
Subtotal	1,255,898	1,204,426	138,740	4,528	2,603,592
Acquired Portfolio:
Risk Grades 1-5	76,780	321,018	14,005	11,789	423,592
Risk Grade 6	12,687	8,698	—	583	21,968
Risk Grade 7	4,089	12,478	—	197	16,764
Risk Grade 8	5,427	11,028	—	1,653	18,108
Risk Grade 9	—	—	—	—	—
Subtotal	98,983	353,222	14,005	14,222	480,432
Total	$1,354,881	$1,557,648	$152,745	$18,750	$3,084,024
March 31, 2014
Originated Portfolio:
Risk Grades 1-5	$1,060,743	$1,034,517	$70,750	$3,831	$2,169,841
Risk Grade 6	18,359	33,962	680	968	53,969
Risk Grade 7	33,768	32,671	815	700	67,954
Risk Grade 8	17,301	27,552	160	2,267	47,280
Risk Grade 9	950	16	—	—	966
Subtotal	1,131,121	1,128,718	72,405	7,766	2,340,010
Acquired Portfolio:
Risk Grades 1-5	67,326	139,130	12,679	3,906	223,041
Risk Grade 6	2,423	2,627	—	—	5,050
Risk Grade 7	3,635	7,753	—	—	11,388
Risk Grade 8	4,136	939	—	2,089	7,164
Risk Grade 9	—	—	—	—	—
Subtotal	77,520	150,449	12,679	5,995	246,643
Total	$1,208,641	$1,279,167	$85,084	$13,761	$2,586,653

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

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
The following schedule presents the recorded investment of loans in the consumer loan portfolio based on loans in a performing status and loans in a nonperforming status at March 31, 2015, December 31, 2014 and March 31, 2014:

	Residential Mortgage	Consumer Installment	Home Equity	Total Consumer
	(In thousands)
March 31, 2015
Originated Loans:
Performing	$998,196	$834,926	$565,992	$2,399,114
Nonperforming	9,376	433	2,299	12,108
Subtotal	1,007,572	835,359	568,291	2,411,222
Acquired Loans:
Performing	109,005	8,696	90,686	208,387
Nonperforming	868	11	455	1,334
Subtotal	109,873	8,707	91,141	209,721
Total	$1,117,445	$844,066	$659,432	$2,620,943
December 31, 2014
Originated Loans:
Performing	$987,542	$818,878	$566,083	$2,372,503
Nonperforming	10,459	500	3,013	13,972
Subtotal	998,001	819,378	569,096	2,386,475
Acquired Loans:
Performing	111,101	10,174	94,696	215,971
Nonperforming	1,288	18	454	1,760
Subtotal	112,389	10,192	95,150	217,731
Total	$1,110,390	$829,570	$664,246	$2,604,206
March 31, 2014
Originated Loans:
Performing	$937,968	$672,984	$497,196	$2,108,148
Nonperforming	12,833	806	2,668	16,307
Subtotal	950,801	673,790	499,864	2,124,455
Acquired Loans:
Performing	11,150	1,622	29,020	41,792
Nonperforming	58	—	331	389
Subtotal	11,208	1,622	29,351	42,181
Total	$962,009	$675,412	$529,215	$2,166,636

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

Nonperforming Loans
A summary of nonperforming loans follows:

	March 31, 2015	December 31, 2014	March 31, 2014
	(In thousands)
Nonaccrual loans:
Commercial	$18,904	$16,418	$18,251
Commercial real estate	24,766	24,966	27,568
Real estate construction	663	162	160
Land development	290	225	2,267
Residential mortgage	6,514	6,706	6,589
Consumer installment	433	500	806
Home equity	1,870	1,667	2,046
Total nonaccrual loans	53,440	50,644	57,687
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	52	170	43
Commercial real estate	148	—	730
Real estate construction	—	—	—
Land development	—	—	—
Residential mortgage	172	557	—
Consumer installment	—	—	—
Home equity	429	1,346	622
Total accruing loans contractually past due 90 days or more as to interest or principal payments	801	2,073	1,395
Nonperforming TDRs:
Commercial loan portfolio	15,810	15,271	11,218
Consumer loan portfolio	2,690	3,196	6,244
Total nonperforming TDRs	18,500	18,467	17,462
Total nonperforming loans	$72,741	$71,184	$76,544
The Corporation’s nonaccrual loans at March 31, 2015, December 31, 2014 and March 31, 2014 included $37.3 million, $37.2 million and $44.4 million, respectively, of nonaccrual TDRs.
The Corporation had $2.2 million of residential mortgage loans that were in the process of foreclosure at March 31, 2015.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

Impaired Loans
The following schedule presents impaired loans by classes of loans at March 31, 2015, December 31, 2014 and March 31, 2014:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
March 31, 2015
Impaired loans with a valuation allowance:
Commercial	$3,433	$3,527	$1,119
Commercial real estate	1,780	1,961	496
Real estate construction	—	—	—
Land development	—	—	—
Residential mortgage	19,887	19,887	297
Subtotal	25,100	25,375	1,912
Impaired loans with no related valuation allowance:
Commercial	33,733	39,382	—
Commercial real estate	57,628	79,696	—
Real estate construction	663	836	—
Land development	1,877	3,428	—
Residential mortgage	7,382	7,382	—
Consumer installment	444	444	—
Home equity	2,325	2,325	—
Subtotal	104,052	133,493	—
Total impaired loans:
Commercial	37,166	42,909	1,119
Commercial real estate	59,408	81,657	496
Real estate construction	663	836	—
Land development	1,877	3,428	—
Residential mortgage	27,269	27,269	297
Consumer installment	444	444	—
Home equity	2,325	2,325	—
Total	$129,152	$158,868	$1,912
December 31, 2014
Impaired loans with a valuation allowance:
Commercial	$966	$1,040	$293
Commercial real estate	2,587	2,927	710
Real estate construction	—	—	—
Land development	—	—	—
Residential mortgage	19,681	19,681	335
Subtotal	23,234	23,648	1,338
Impaired loans with no related valuation allowance:
Commercial	38,094	44,557	—
Commercial real estate	60,616	82,693	—
Real estate construction	162	255	—
Land development	1,928	3,484	—
Residential mortgage	7,994	7,994	—
Consumer installment	518	518	—
Home equity	2,121	2,121	—
Subtotal	111,433	141,622	—
Total impaired loans:
Commercial	39,060	45,597	293
Commercial real estate	63,203	85,620	710
Real estate construction	162	255	—
Land development	1,928	3,484	—
Residential mortgage	27,675	27,675	335
Consumer installment	518	518	—
Home equity	2,121	2,121	—
Total	$134,667	$165,270	$1,338

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
March 31, 2014
Impaired loans with a valuation allowance:
Commercial	$3,534	$3,704	$1,250
Commercial real estate	3,720	3,878	371
Real estate construction	—	—	—
Land development	—	—	—
Residential mortgage	19,944	19,944	444
Subtotal	27,198	27,526	2,065
Impaired loans with no related valuation allowance:
Commercial	38,150	42,914	—
Commercial real estate	49,074	62,207	—
Real estate construction	160	366	—
Land development	4,472	7,773	—
Residential mortgage	6,589	6,589	—
Consumer installment	806	806	—
Home equity	2,046	2,046	—
Subtotal	101,297	122,701	—
Total impaired loans:
Commercial	41,684	46,618	1,250
Commercial real estate	52,794	66,085	371
Real estate construction	160	366	—
Land development	4,472	7,773	—
Residential mortgage	26,533	26,533	444
Consumer installment	806	806	—
Home equity	2,046	2,046	—
Total	$128,495	$150,227	$2,065
The difference between an impaired loan’s recorded investment and the unpaid principal balance for originated loans represents a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management’s assessment that full collection of the loan balance is not likely, and for acquired loans that meet the definition of an impaired loan represents fair value adjustments recognized at the acquisition date attributable to expected credit losses and the discounting of expected cash flows at market interest rates. The difference between the recorded investment and the unpaid principal balance of $29.7 million, $30.6 million and $21.7 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively, includes confirmed losses (partial charge-offs) of $14.8 million, $15.4 million and $17.8 million, respectively, and fair value discount adjustments of $14.9 million, $15.2 million and $3.9 million, respectively.
Impaired loans included $11.2 million, $19.9 million and $11.5 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively, of acquired loans that were not performing in accordance with original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loans. Impaired loans also included $46.0 million, $45.7 million and $41.8 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively, of performing TDRs.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The following schedule presents information related to impaired loans for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Commercial	$38,576	$289
Commercial real estate	60,240	525
Real estate construction	640	—
Land development	1,875	27
Residential mortgage	27,352	331
Consumer installment	499	—
Home equity	2,352	8
Total	$131,534	$1,180

	Three Months Ended March 31, 2014
	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Commercial	$41,607	$333
Commercial real estate	53,320	361
Real estate construction	167	—
Land development	4,643	37
Residential mortgage	26,781	303
Consumer installment	773	—
Home equity	2,168	—
Total	$129,459	$1,034
The following schedule presents the aging status of the recorded investment in loans by classes of loans at March 31, 2015, December 31, 2014 and March 31, 2014:

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Non-accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
March 31, 2015
Originated Portfolio:
Commercial	$10,121	$729	$52	$18,904	$29,806	$1,235,101	$1,264,907
Commercial real estate	7,238	2,267	148	24,766	34,419	1,237,929	1,272,348
Real estate construction	340	—	—	663	1,003	94,920	95,923
Land development	—	—	—	290	290	3,972	4,262
Residential mortgage	1,246	88	172	6,514	8,020	999,552	1,007,572
Consumer installment	2,143	344	—	433	2,920	832,439	835,359
Home equity	1,728	197	429	1,870	4,224	564,067	568,291
Total	$22,816	$3,625	$801	$53,440	$80,682	$4,967,980	$5,048,662
Acquired Portfolio:
Commercial	$59	$5	$2,089	$—	$2,153	$89,109	$91,262
Commercial real estate	1,784	138	6,271	—	8,193	336,382	344,575
Real estate construction	—	—	—	—	—	—	—
Land development	—	—	1,537	—	1,537	7,117	8,654
Residential mortgage	104	—	868	—	972	108,901	109,873
Consumer installment	3	1	11	—	15	8,692	8,707
Home equity	349	234	455	—	1,038	90,103	91,141
Total	$2,299	$378	$11,231	$—	$13,908	$640,304	$654,212

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Non-accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
December 31, 2014
Originated Portfolio:
Commercial	$4,033	$743	$170	$16,418	$21,364	$1,234,534	$1,255,898
Commercial real estate	7,515	1,383	—	24,966	33,864	1,170,562	1,204,426
Real estate construction	262	—	—	162	424	138,316	138,740
Land development	—	—	—	225	225	4,303	4,528
Residential mortgage	2,126	54	557	6,706	9,443	988,558	998,001
Consumer installment	3,620	512	—	500	4,632	814,746	819,378
Home equity	3,039	660	1,346	1,667	6,712	562,384	569,096
Total	$20,595	$3,352	$2,073	$50,644	$76,664	$4,913,403	$4,990,067
Acquired Portfolio:
Commercial	$133	$—	$5,427	$—	$5,560	$93,423	$98,983
Commercial real estate	2,014	352	11,052	—	13,418	339,804	353,222
Real estate construction	—	—	—	—	—	14,005	14,005
Land development	—	—	1,653	—	1,653	12,569	14,222
Residential mortgage	156	—	18	—	174	112,215	112,389
Consumer installment	55	3	454	—	512	9,680	10,192
Home equity	636	106	1,288	—	2,030	93,120	95,150
Total	$2,994	$461	$19,892	$—	$23,347	$674,816	$698,163
March 31, 2014
Originated Portfolio:
Commercial	$6,003	$1,832	$43	$18,251	$26,129	$1,104,992	$1,131,121
Commercial real estate	4,094	1,098	730	27,568	33,490	1,095,228	1,128,718
Real estate construction	18	—	—	160	178	72,227	72,405
Land development	—	—	—	2,267	2,267	5,499	7,766
Residential mortgage	1,259	1,138	—	6,589	8,986	941,815	950,801
Consumer installment	1,950	313	—	806	3,069	670,721	673,790
Home equity	1,500	256	622	2,046	4,424	495,440	499,864
Total	$14,824	$4,637	$1,395	$57,687	$78,543	$4,385,922	$4,464,465
Acquired Portfolio:
Commercial	$—	$—	$6,496	$—	$6,496	$71,024	$77,520
Commercial real estate	—	—	2,549	—	2,549	147,900	150,449
Real estate construction	—	—	—	—	—	12,679	12,679
Land development	—	—	2,089	—	2,089	3,906	5,995
Residential mortgage	—	—	58	—	58	11,150	11,208
Consumer installment	49	—	—	—	49	1,573	1,622
Home equity	49	—	331	—	380	28,971	29,351
Total	$98	$—	$11,523	$—	$11,621	$277,203	$288,824

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

Loans Modified Under Troubled Debt Restructurings (TDRs)
The following schedule presents the Corporation’s loans reported as TDRs at March 31, 2015, December 31, 2014 and March 31, 2014:

	Performing TDRs	Non-Performing TDRs	Nonaccrual TDRs	Total
	(In thousands)
March 31, 2015
Commercial loan portfolio	$28,784	$15,810	$32,917	$77,511
Consumer loan portfolio	17,197	2,690	4,426	24,313
Total	$45,981	$18,500	$37,343	$101,824
December 31, 2014
Commercial loan portfolio	$29,179	$15,271	$32,597	$77,047
Consumer loan portfolio	16,485	3,196	4,594	24,275
Total	$45,664	$18,467	$37,191	$101,322
March 31, 2014
Commercial loan portfolio	$28,123	$11,218	$40,511	$79,852
Consumer loan portfolio	13,700	6,244	3,875	23,819
Total	$41,823	$17,462	$44,386	$103,671
The following schedule provides information on the Corporation's TDRs that were modified during the three months ended March 31, 2015 and 2014:

	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Three Months Ended March 31, 2015
Commercial loan portfolio:
Commercial	5	$1,932	$1,932
Commercial real estate	5	2,534	2,534
Land development	—	—	—
Subtotal – commercial loan portfolio	10	4,466	4,466
Consumer loan portfolio	10	336	336
Total	20	$4,802	$4,802

Three Months Ended March 31, 2014
Commercial loan portfolio:
Commercial	12	$8,356	$8,356
Commercial real estate	9	2,790	2,790
Real estate construction	—	—	—
Land development	1	72	72
Subtotal – commercial loan portfolio	22	11,218	11,218
Consumer loan portfolio	30	987	978
Total	52	$12,205	$12,196
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The following schedule includes TDRs for which there was a payment default during the three months ended March 31, 2015 and 2014, whereby the borrower was past due with respect to principal and/or interest for 90 days or more, and the loan became a TDR during the twelve-month period prior to the default:

	Number of Loans	Principal Balance at End of Period
	(Dollars in thousands)
Three Months Ended March 31, 2015
Commercial loan portfolio:
Commercial	—	$—
Commercial real estate	3	759
Subtotal – commercial loan portfolio	3	759
Consumer loan portfolio	1	33
Total	4	$792

Three Months Ended March 31, 2014
Commercial loan portfolio:
Commercial	1	$104
Commercial real estate	2	1,670
Real estate construction	—	—
Land development	—	—
Subtotal – commercial loan portfolio	3	1,774
Consumer loan portfolio	—	—
Total	3	$1,774
Allowance for Loan Losses
The following schedule presents, by loan portfolio segment, the changes in the allowance for the three months ended March 31, 2015 and details regarding the balance in the allowance and the recorded investment in loans at March 31, 2015 by impairment evaluation method.

	Commercial Loan Portfolio	Consumer Loan Portfolio	Unallocated	Total
	(In thousands)
Changes in allowance for loan losses for the three months ended March 31, 2015:
Beginning balance	$44,156	$28,803	$2,724	$75,683
Provision for loan losses	3,593	(3,227)	1,134	1,500
Charge-offs	(1,504)	(1,639)	—	(3,143)
Recoveries	574	642	—	1,216
Ending balance	$46,819	$24,579	$3,858	$75,256
Allowance for loan losses balance at March 31, 2015 attributable to:
Loans individually evaluated for impairment	$1,615	$297	$—	$1,912
Loans collectively evaluated for impairment	45,204	24,282	3,858	73,344
Loans acquired with deteriorated credit quality	—	—	—	—
Total	$46,819	$24,579	$3,858	$75,256
Recorded investment (loan balance) at March 31, 2015:
Loans individually evaluated for impairment	$89,217	$19,887	$—	$109,104
Loans collectively evaluated for impairment	2,548,223	2,391,335	—	4,939,558
Loans acquired with deteriorated credit quality	444,491	209,721	—	654,212
Total	$3,081,931	$2,620,943	$—	$5,702,874

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

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
The allowance attributable to acquired loans of $0.5 million at December 31, 2014 and March 31, 2014 was primarily attributable to two consumer loan pools in the acquired loan portfolio that had a decline in expected cash flows. There were no material changes in expected cash flows for the remaining acquired loan pools at March 31, 2015, December 31, 2014 or March 31, 2014.
Note 5: Intangible Assets
The Corporation has the following types of intangible assets: goodwill, core deposit intangible assets and mortgage servicing rights (MSRs). Goodwill and core deposit intangible assets arose as a result of business combinations or other acquisitions. MSRs arose as a result of selling residential mortgage loans in the secondary market while retaining the right to service these loans and receive servicing income over the life of the loan. Amortization is recorded on the core deposit intangible assets and MSRs. Goodwill is not amortized but is evaluated at least annually for impairment. The Corporation’s most recent annual goodwill impairment test performed as of October 31, 2014 did not indicate that an impairment of goodwill existed. The Corporation also

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

determined that no triggering events have occurred that indicated impairment from the most recent valuation date through March 31, 2015 and that the Corporation's goodwill was not impaired at March 31, 2015.
The following table shows the net carrying value of the Corporation’s intangible assets:

	March 31, 2015	December 31, 2014	March 31, 2014
	(In thousands)
Goodwill	$180,128	$180,128	$120,164
Other intangible assets:
Core deposit intangible assets	$20,072	$20,863	$9,556
Mortgage servicing rights	11,583	12,217	3,316
Total other intangible assets	$31,655	$33,080	$12,872
The following table sets forth the carrying amount, accumulated amortization and amortization expense of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:

	March 31, 2015	December 31, 2014	March 31, 2014
	(In thousands)
Gross original amount	$30,122	$31,550	$18,659
Accumulated amortization	10,050	10,687	9,103
Carrying amount	$20,072	$20,863	$9,556
Amortization expense for the three months ended March 31	$791		$445
The estimated future amortization expense on core deposit intangible assets for periods ending after March 31, 2015 is as follows: 2015 — $2.4 million; 2016 — $2.9 million; 2017 — $2.6 million; 2018 — $2.5 million; 2019 — $2.4 million; 2020 and thereafter — $7.2 million.
The following shows the net carrying value and fair value of MSRs and the total loans that the Corporation is servicing for others:

	March 31, 2015	December 31, 2014	March 31, 2014
	(In thousands)
Net carrying value of MSRs	$11,583	$12,217	$3,316
Fair value of MSRs	$14,378	$14,979	$6,706
Loans serviced for others that have servicing rights capitalized	$2,062,544	$2,093,140	$877,530
The following table shows the activity for capitalized MSRs:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$12,217	$3,423
Additions	400	143
Amortization	(1,034)	(250)
Balance at end of period	$11,583	$3,316
MSRs are stratified into servicing assets originated by the Corporation and those acquired in acquisitions of other institutions and further stratified into relatively homogeneous pools based on products with similar characteristics. There was a valuation allowance of $0.2 million as of March 31, 2015 and December 31, 2014 related to impairment within certain pools attributable to the Corporation's servicing portfolio that was acquired in the Northwestern transaction. There was no impairment valuation allowance recorded on the Corporation's MSRs at March 31, 2014.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

Note 6: Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of related tax benefit/expense, were as follows:

	March 31, 2015	December 31, 2014	March 31, 2014
	(In thousands)
Net unrealized gains (losses) on investment securities – available-for-sale, net of related tax expense (benefit) of $946 at March 31, 2015, $(113) at December 31, 2014 and $(478) at March 31, 2014	$1,758	$(210)	$(887)
Pension and other postretirement benefits adjustment, net of related tax benefit of $16,981 at March 31, 2015, $17,362 at December 31, 2014 and $9,915 at March 31, 2014	(31,537)	(32,243)	(18,414)
Accumulated other comprehensive loss	$(29,779)	$(32,453)	$(19,301)
Note 7: Regulatory Capital
Federal and state banking regulations place certain restrictions on the transfer of assets, in the form of dividends, loans, or advances, from Chemical Bank to the Corporation. As of March 31, 2015, substantially all of the assets of Chemical Bank were restricted from transfer to the Corporation in the form of loans or advances. Dividends from Chemical Bank are the principal source of funds for the Corporation. At March 31, 2015, Chemical Bank was "well-capitalized" as defined by federal banking regulations. In addition to the statutory limits, the Corporation considers the overall financial and capital position of Chemical Bank prior to making any cash dividend decisions.
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
Quantitative measures established by regulation to ensure capital adequacy require minimum ratios of Tier 1 capital to average assets (Leverage Ratio) and common equity Tier 1, Tier 1 and Total capital to risk-weighted assets. These capital guidelines assign risk weights to on- and off-balance sheet items in arriving at total risk-weighted assets. Minimum capital levels are based upon the perceived risk of various asset categories and certain off-balance sheet instruments. Risk weighted assets of the Corporation totaled $5.58 billion, $5.70 billion and $4.76 billion at March 31, 2015, December 31, 2014 and March 31, 2014, respectively.
In July 2013, the Federal Reserve Board and FDIC approved final rules implementing the Basel Committee on Banking Supervision's (BCBS) capital guidelines for U.S. banks. The final rules, which are subject to a multi-year phase-in period, began for the Corporation and Chemical Bank on January 1, 2015. The final rules include a new minimum common equity Tier 1 capital to risk-weighted assets (CET) ratio of 4.5%, in addition to raising the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and requiring a minimum leverage ratio of 4.0%. The final rules also establish a new capital conservation buffer of 2.5% of risk-weighted assets, which is phased-in over a four-year period beginning January 1, 2016.
At March 31, 2015, December 31, 2014 and March 31, 2014, Chemical Bank’s capital ratios exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.” Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The summary below compares the Corporation’s and Chemical Bank’s actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
March 31, 2015
Total Capital to Risk-Weighted Assets:
Corporation	$727,090	13.0%	$446,173	8.0%	N/A	N/A
Chemical Bank	676,488	12.1	445,471	8.0	$556,838	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	657,307	11.8	334,630	6.0	N/A	N/A
Chemical Bank	606,813	10.9	334,103	6.0	445,471	8.0
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Corporation	657,307	11.8	250,972	4.5	N/A	N/A
Chemical Bank	606,813	10.9	250,577	4.5	361,945	6.5
Leverage Ratio:
Corporation	657,307	9.1	289,948	4.0	N/A	N/A
Chemical Bank	606,813	8.4	289,840	4.0	362,300	5.0
December 31, 2014
Total Capital to Risk-Weighted Assets:
Corporation	$705,130	12.4%	$456,302	8.0%	N/A	N/A
Chemical Bank	654,031	11.5	455,633	8.0	$569,541	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	633,779	11.1	228,151	4.0	N/A	N/A
Chemical Bank	582,783	10.2	227,816	4.0	341,725	6.0
Leverage Ratio:
Corporation	633,779	9.3	273,226	4.0	N/A	N/A
Chemical Bank	582,783	8.5	273,048	4.0	341,310	5.0
March 31, 2014
Total Capital to Risk-Weighted Assets:
Corporation	$659,644	13.8%	$381,146	8.0%	N/A	N/A
Chemical Bank	589,254	12.4	380,542	8.0	$475,678	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	599,856	12.6	190,573	4.0	N/A	N/A
Chemical Bank	529,560	11.1	190,271	4.0	285,407	6.0
Leverage Ratio:
Corporation	599,856	9.9	243,070	4.0	N/A	N/A
Chemical Bank	529,560	8.7	242,939	4.0	303,673	5.0
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
March 31, 2015

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
March 31, 2015

Disclosure of Recurring Basis Fair Value Measurements
For assets measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets were as follows:

	Fair Value Measurements – Recurring Basis
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
March 31, 2015
Investment securities – available-for-sale:
U.S. Treasury securities	$8,302	$—	$—	$8,302
Government sponsored agencies	—	250,430	—	250,430
State and political subdivisions	—	32,322	—	32,322
Residential mortgage-backed securities	—	219,601	—	219,601
Collateralized mortgage obligations	—	133,300	—	133,300
Corporate bonds	—	34,997	—	34,997
Preferred stock	—	1,692	—	1,692
Total investment securities – available-for-sale	8,302	672,342	—	680,644
Loans held-for-sale	—	9,675	—	9,675
Total assets measured at fair value on a recurring basis	$8,302	$682,017	$—	$690,319
December 31, 2014
Investment securities – available-for-sale:
U.S. Treasury securities	$8,259	$—	$—	$8,259
Government sponsored agencies	—	263,503	—	263,503
State and political subdivisions	—	46,227	—	46,227
Residential mortgage-backed securities	—	239,807	—	239,807
Collateralized mortgage obligations	—	144,383	—	144,383
Corporate bonds	—	45,095	—	45,095
Preferred stock	—	1,590	—	1,590
Total investment securities – available-for-sale	8,259	740,605	—	748,864
Loans held-for-sale	—	9,128	—	9,128
Total assets measured at fair value on a recurring basis	$8,259	$749,733	$—	$757,992
March 31, 2014
Investment securities – available-for-sale:
Government sponsored agencies	$—	$91,610	$—	$91,610
State and political subdivisions	—	43,777	—	43,777
Residential mortgage-backed securities	—	288,738	—	288,738
Collateralized mortgage obligations	—	166,719	—	166,719
Corporate bonds	—	65,415	—	65,415
Preferred stock	—	1,559	—	1,559
Total investment securities – available-for-sale	—	657,818	—	657,818
Loans held-for-sale	—	3,814	—	3,814
Total assets measured at fair value on a recurring basis	$—	$661,632	$—	$661,632
There were no liabilities recorded at fair value on a recurring basis at March 31, 2015, December 31, 2014 or March 31, 2014.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

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
Goodwill is subject to impairment testing on an annual basis. The assessment of goodwill for impairment requires a significant degree of judgment. In the event the assessment indicates that it is more-likely-than-not that the fair value is less than the carrying value, the asset is considered impaired and recorded at fair value. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At March 31, 2015, December 31, 2014 and March 31, 2014, no goodwill was impaired, and therefore, goodwill was not recorded at fair value on a nonrecurring basis.
Other intangible assets consist of core deposit intangible assets and MSRs. These items are both recorded at fair value when initially recorded. Subsequently, core deposit intangible assets are amortized primarily on an accelerated basis over periods ranging from ten to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. At March 31, 2015, December 31, 2014 and March 31, 2014, there was no impairment identified for core deposit intangible assets. The fair value of MSRs is initially estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, as determined by the model, through a valuation allowance. The Corporation classifies MSRs subject to nonrecurring fair value measurements as Level 3 valuations. At March 31, 2015 and December 31, 2014, the Corporation recognized a valuation allowance of $0.2 million related to impairment within certain pools attributable to the Corporation's servicing portfolio that was acquired in the Northwestern transaction. At March 31, 2014, there was no impairment identified for MSRs and, therefore, no other intangible assets were recorded at fair value on a nonrecurring basis at that date.
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
March 31, 2015

Disclosure of Nonrecurring Basis Fair Value Measurements
For assets measured at fair value on a nonrecurring basis, quantitative disclosures about fair value measurements for each major category of assets were as follows:

	Fair Value Measurements – Nonrecurring Basis
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
March 31, 2015
Impaired originated loans	$—	$—	$23,730	$23,730
Other real estate/repossessed assets	—	—	14,744	14,744
Mortgage servicing rights	—	—	8,115	8,115
Total	$—	$—	$46,589	$46,589
December 31, 2014
Impaired originated loans	$—	$—	$21,323	$21,323
Other real estate/repossessed assets	—	—	14,205	14,205
Mortgage servicing rights	—	—	8,691	8,691
Total	$—	$—	$44,219	$44,219
March 31, 2014
Impaired originated loans	$—	$—	$29,461	$29,461
Other real estate/repossessed assets	—	—	10,056	10,056
Total	$—	$—	$39,517	$39,517
There were no liabilities recorded at fair value on a nonrecurring basis at March 31, 2015, December 31, 2014 and March 31, 2014.
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
The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At March 31, 2015, December 31, 2014 and March 31, 2014, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.
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
March 31, 2015

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
Short-term borrowings consist of securities sold under agreements to repurchase, short-term FHLB advances and federal funds purchased. Fair value measurements for short-term borrowings are based on the present value of future estimated cash flows using current interest rates offered to the Corporation for debt with similar terms and are Level 2 valuations.
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
March 31, 2015

A summary of carrying amounts and estimated fair values of the Corporation’s financial instruments included in the consolidated statements of financial position was as follows:

	Level in Fair Value Measurement Hierarchy	March 31, 2015		December 31, 2014		March 31, 2014
		Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Assets:
Cash and cash equivalents	Level 1	$393,938	$393,938	$183,020	$183,020	$382,385	$382,385
Investment securities:
Available-for-sale	Level 1	8,302	8,302	8,259	8,259	—	—
Available-for-sale	Level 2	672,342	672,342	740,605	740,605	657,818	657,818
Held-to-maturity	Level 2	370,950	372,876	305,913	308,650	267,599	265,947
Held-to-maturity	Level 3	10,500	7,300	10,500	7,090	10,500	6,460
Nonmarketable equity securities	NA	31,249	31,249	27,369	27,369	25,572	25,572
Loans held-for-sale	Level 2	9,675	9,675	9,128	9,128	3,814	3,814
Net loans	Level 3	5,627,618	5,633,217	5,612,547	5,623,454	4,674,816	4,688,814
Interest receivable	Level 2	19,816	19,816	17,492	17,492	16,945	16,945
Liabilities:
Deposits without defined maturities	Level 2	$4,988,268	$4,988,268	$4,741,024	$4,741,024	$3,868,700	$3,868,700
Time deposits	Level 3	1,332,085	1,335,605	1,337,947	1,340,015	1,362,593	1,371,312
Interest payable	Level 2	779	779	755	755	876	876
Short-term borrowings	Level 2	372,236	372,236	389,467	389,467	361,231	361,231
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
The following summarizes the numerator and denominator of the basic and diluted earnings per common share computations:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Numerator for both basic and diluted earnings per common share, net income	$17,835	$13,813
Denominator for basic earnings per common share, weighted average common shares outstanding	32,809	29,825
Weighted average common stock equivalents	235	212
Denominator for diluted earnings per common share	33,044	30,037
Basic earnings per common share	$0.54	$0.46
Diluted earnings per common share	0.54	0.46

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The average number of exercisable employee stock option awards outstanding that were “out-of-the-money,” whereby the option exercise price per share exceeded the market price per share and, therefore, were not included in the computation of diluted earnings per common share because they would have been anti-dilutive totaled 121,050 and 259,288 for the three months ended March 31, 2015 and 2014, respectively.
Note 10: Share-Based Compensation
The Corporation maintains a share-based compensation plan under which it periodically grants share-based awards for a fixed number of shares to certain officers of the Corporation. The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. During the three-month periods ended March 31, 2015 and 2014, share-based compensation expense related to stock options, restricted stock units and other share-based awards totaled $0.8 million and $0.6 million, respectively.
During the three-month period ended March 31, 2015, the Corporation granted options to purchase 244,165 shares of common stock and 76,286 restricted stock units to certain officers. At March 31, 2015, there were 32,953 shares of common stock available for future grants under the share-based compensation plan. On April 20, 2015, the shareholders of the Corporation approved the Stock Incentive Plan of 2015, which provides for 1,300,000 shares of the Corporation's common stock to be made available for future equity-based awards and cancels the amount of shares available for future grant under prior share-based compensation plans.
Stock Options
The Corporation issues stock options to certain officers. Stock options are issued at the current market price of the Corporation's common stock on the date of grant and expire ten years from the date of grant. Stock options granted after 2012 vest ratably over a five-year period. Stock options granted prior to 2013 generally vest ratably over a three-year period.
A summary of activity for the Corporation’s stock options as of and for the three months ended March 31, 2015 is presented below:

	Non-Vested Stock Options Outstanding			Stock Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2014	432,199	$26.75	$8.30	1,037,311	$25.90
Granted	244,165	30.18	8.40	244,165	30.18
Exercised	—	—	—	(37,191)	23.11
Vested	(150,224)	25.57	7.80	—	—
Forfeited/expired	(3,049)	27.42	8.59	(3,049)	27.42
Outstanding at March 31, 2015	523,091	$28.69	$8.49	1,241,236	$26.82
Exercisable/vested at March 31, 2015				718,145	$25.46
The weighted-average remaining contractual terms were 6.6 years for all outstanding stock options and 4.7 years for exercisable stock options at March 31, 2015. The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $5.7 million and $4.4 million, respectively, at March 31, 2015. The aggregate intrinsic values of outstanding and exercisable options at March 31, 2015 were calculated based on the closing market price of the Corporation’s common stock on March 31, 2015 of $31.36 per share less the exercise price. Options with intrinsic values less than zero, or “out-of-the-money” options, were not included in the aggregate intrinsic value reported.
At March 31, 2015, unrecognized compensation expense related to stock options totaled $4.4 million and is expected to be recognized over a remaining weighted average period of 4.2 years.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The fair value of the stock options granted during the three months ended March 31, 2015 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

Expected dividend yield	3.50%
Risk-free interest rate	1.78%
Expected stock price volatility	39.1%
Expected life of options – in years	7.0
Weighted average fair value of options granted	$8.40
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
A summary of the activity for restricted stock units as of and for the three months ended March 31, 2015 is presented below:

	Number of Units	Weighted- Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2014	204,319	$24.14
Granted	76,286	28.15
Converted into shares of common stock	(66,769)	22.32
Forfeited/expired	(405)	25.17
Outstanding at March 31, 2015	213,431	$26.14
At March 31, 2015, unrecognized compensation expense related to restricted stock unit awards totaled $4.1 million and is expected to be recognized over a remaining weighted average period of 3.0 years.
Note 11: Pension and Other Postretirement Benefit Plans
The components of net periodic benefit cost for the Corporation’s qualified and nonqualified pension plans and nonqualified postretirement benefit plan are as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Defined Benefit Pension Plans
Service cost	$273	$250
Interest cost	1,332	1,312
Expected return on plan assets	(2,161)	(2,078)
Amortization of prior service credit	(1)	—
Amortization of unrecognized net loss	1,056	569
Net periodic benefit cost	$499	$53
Postretirement Benefit Plan
Service cost	$4	$5
Interest cost	33	35
Amortization of prior service cost	32	32
Amortization of unrecognized net gain	—	(26)
Net periodic benefit cost	$69	$46

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

The Corporation’s pension plan does not have a contribution requirement in 2015. The Corporation did not make a contribution to the pension plan during 2014. The discount rate used to compute the Corporation's pension plan expense for 2015 is 4.15%.
401(k) Savings Plan expense for the Corporation’s match of participants’ base compensation contributions and a 4% of eligible pay contribution to certain employees who are not grandfathered under the pension plan was $1.1 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively.
Note 12: Financial Guarantees
In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer’s creditworthiness. At March 31, 2015, December 31, 2014 and March 31, 2014, the Corporation had $38 million, $41 million and $45 million, respectively, of outstanding financial and performance standby letters of credit that expire in five years or less. The majority of these standby letters of credit are collateralized. The Corporation determined that there were no potential losses from standby letters of credit at March 31, 2015, December 31, 2014 and March 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management's discussion and analysis of certain significant factors that have affected the financial condition and results of operations of Chemical Financial Corporation (Corporation) during the periods included in the consolidated financial statements included in this report.
Critical Accounting Policies
The Corporation's consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (GAAP), Securities and Exchange Commission (SEC) rules and interpretive releases and general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions and complex judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management has identified the determination of the allowance for loan losses, accounting for business combinations (including acquired loans), pension plan accounting, income and other taxes, fair value measurements and the evaluation of goodwill impairment to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the board of directors. The Corporation's significant accounting policies are more fully described in Note 1 to the audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014 and the more significant assumptions and estimates made by management are more fully described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to the Corporation's significant accounting policies or the estimates made pursuant to those policies during the most recent quarter.
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
Acquisitions
Pending Acquisition of Lake Michigan Financial Corporation
On January 5, 2015, the Corporation entered into an Agreement and Plan of Merger with Lake Michigan Financial Corporation (Lake Michigan). Under the terms of the merger agreement, each Lake Michigan shareholder will receive $16.64 in cash and 1.326 shares of the Corporation's common stock for each share of Lake Michigan common stock. Based on the 30-day volume weighted price per share of the Corporation's common stock as of January 5, 2015, the merger has a transaction value of approximately $184.1 million. The merger has received regulatory approval. Completion of the merger is subject to the approval of Lake Michigan's shareholders, in addition to satisfaction of other customary closing conditions.
Acquisition of Monarch Community Bancorp, Inc.
On April 1, 2015, the Corporation acquired all of the outstanding stock of Monarch Community Bancorp, Inc. (Monarch) in an all-stock transaction valued at $27.2 million. As a result of the acquisition, the Corporation issued approximately 861,000 shares of its common stock based on an exchange ratio of 0.0982 shares of its common stock for each share of Monarch common stock outstanding. Monarch, a bank holding company, owned Monarch Community Bank, which operates five full service branch offices in Coldwater, Marshall, Hillsdale and Union City, Michigan. Monarch Community Bank will be operated as a separate subsidiary of the Corporation until its planned consolidation with and into Chemical Bank in May 2015. At March 31, 2015, Monarch had total assets of $170 million, total loans of $128 million and total deposits of $143 million.

Acquisition of Northwestern Bancorp, Inc.
On October 31, 2014, the Corporation acquired all of the outstanding stock of Northwestern Bancorp, Inc. (Northwestern) for total cash consideration of $121 million. Northwestern, a bank holding company which owned Northwestern Bank, provided traditional banking services and products through 25 banking offices serving communities in the northwestern lower peninsula of Michigan. As of the October 31, 2014 acquisition date, Northwestern added total assets of $815 million, including total loans of $475 million, and total deposits of $794 million to the Corporation. Northwestern Bank was consolidated with and into Chemical Bank as of the acquisition date and the Corporation consolidated four branches in communities where Chemical Bank and Northwestern had overlapping branches. In connection with the acquisition of Northwestern, the Corporation recorded $60.0 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Northwestern. In addition, the Corporation recorded $12.9 million of core deposit intangible assets in conjunction with the acquisition.
Acquisition of 21 Branches
On December 7, 2012, Chemical Bank acquired 21 branches from Independent Bank, a subsidiary of Independent Bank Corporation, located in the Northeast and Battle Creek regions of Michigan, including $404 million in deposits and $44 million in loans (branch acquisition transaction). The Corporation paid a premium on deposits of $11.5 million, or approximately 2.85% of total deposits acquired and the loans were purchased at a discount of 1.75%. In connection with the branch acquisition transaction, the Corporation recorded goodwill of $6.8 million, which represented the excess of the purchase price over the fair value of identifiable net assets acquired, and other intangible assets attributable to customer core deposits of $5.6 million.
Acquisition of O.A.K. Financial Corporation
On April 30, 2010, the Corporation acquired O.A.K. Financial Corporation (OAK) and OAK's wholly-owned bank subsidiary, Byron Bank, in an all-stock transaction for total consideration of $83.7 million. Byron Bank, which was subsequently consolidated with and into Chemical Bank, provided traditional banking services and products through 14 banking offices serving communities in Ottawa, Allegan and Kent counties in west Michigan. At April 30, 2010, OAK had total assets of $820 million, including total loans of $627 million, and total deposits of $693 million, including brokered deposits of $193 million. In connection with the acquisition of OAK, the Corporation recorded goodwill of $43.5 million, which represented the synergies and economies of scale expected from combining the operations of the Corporation and OAK. In addition, the Corporation recorded other intangible assets in conjunction with the acquisition of OAK of $9.8 million.
Summary
The Corporation's net income was $17.8 million, or $0.54 per diluted share, in the first quarter of 2015, compared to net income of $13.8 million, or $0.46 per diluted share, in the first quarter of 2014 and net income of $15.3 million, or $0.46 per diluted share, in the fourth quarter of 2014. Nonrecurring transaction-related expenses totaled $1.4 million in the first quarter of 2015, $0.3 million in the first quarter of 2014 and $4.1 million in the fourth quarter of 2014. Excluding nonrecurring transaction-related expenses, net income was $18.7 million, or $0.57 per diluted share, in the first quarter of 2015, compared to $14.0 million and $18.4 million in the first quarter of 2014 and fourth quarter of 2014, respectively. Net income, excluding nonrecurring transaction-related expenses, in the first quarter of 2015, was 33% higher than the first quarter of 2014 due to higher net interest income and higher noninterest income, which were partially offset by higher operating expenses. The increases in income and expenses were due, in part, to the Northwestern trasaction. Net income, excluding nonrecurring transaction-related expenses, in the first quarter of 2015 was 1.7% higher than the fourth quarter of 2014 due largely to incremental income resulting from the Northwestern transaction.
Return on average assets, on an annualized basis, was 0.98% in the first quarter of 2015, compared to 0.90% in the first quarter of 2014 and 0.87% in the fourth quarter of 2014. Return on average equity, on an annualized basis, was 9.0% in the first quarter of 2015, compared to 8.0% in the first quarter of 2014 and 7.5% in the fourth quarter of 2014.

Financial Condition
Total Assets
Total assets were $7.55 billion at March 31, 2015, an increase of $229 million, or 3.1%, from total assets of $7.32 billion at December 31, 2014, and an increase of $1.21 billion, or 19%, from total assets of $6.34 billion at March 31, 2014.
Interest-earning assets were $7.08 billion at March 31, 2015, an increase of $244 million, or 3.6%, from interest-earning assets of $6.83 billion at December 31, 2014, and an increase of $1.10 billion, or 18%, from interest-earning assets of $5.98 billion at March 31, 2014.
The increases in total assets and interest-earning assets during the three months ended March 31, 2015 were primarily due to seasonal increases in municipal customer deposits, with a large portion of the funds received being held in interest-bearing balances at the Federal Reserve Bank (FRB). The increases in total assets and interest-earning assets during the twelve-month period ended March 31, 2015 were attributable to a combination of the acquisition of Northwestern and an increase in customer deposits that were used to partially fund loan growth.
Investment Securities
The carrying value of investment securities totaled $1.06 billion at March 31, 2015, a decrease of $3.2 million, or 0.3%, from investment securities of $1.07 billion at December 31, 2014, and an increase of $126.2 million, or 13.5%, from investment securities of $935.9 million at March 31, 2014. The increase in investment securities during the twelve months ended March 31, 2015 was attributable to the Northwestern transaction, which was partially offset by the Corporation utilizing some of the liquidity from maturing investment securities to partially fund 2014 loan growth.
A summary of the composition of the carrying value of the Corporation's investments securities portfolio follows:

	March 31, 2015	December 31, 2014	March 31, 2014
	(In thousands)
Available-for-sale:
U.S. Treasury securities	$8,302	$8,259	$—
Government sponsored agencies	250,430	263,503	91,610
State and political subdivisions	32,322	46,227	43,777
Residential mortgage-backed securities	219,601	239,807	288,738
Collateralized mortgage obligations	133,300	144,383	166,719
Corporate bonds	34,997	45,095	65,415
Preferred stock	1,692	1,590	1,559
Total available-for-sale investment securities	680,644	748,864	657,818
Held-to-maturity:
State and political subdivisions	370,950	305,913	267,599
Trust preferred securities	10,500	10,500	10,500
Total held-to-maturity investment securities	381,450	316,413	278,099
Total investment securities	$1,062,094	$1,065,277	$935,917
At March 31, 2015, the Corporation's investment securities portfolio consisted of: U.S. Treasury securities, comprised of fixed-rate government debt obligations issued by the U.S. Department of Treasury, totaling $8.3 million; government sponsored agency (GSA) debt obligations, comprised primarily of fixed-rate instruments backed by Federal Home Loan Banks, Federal Farm Credit Banks and Student Loan Marketing Corporation, totaling $250.4 million; state and political subdivisions debt obligations, comprised primarily of general debt obligations of issuers primarily located in the State of Michigan, totaling $403.3 million; residential mortgage-backed securities (MBSs), comprised primarily of fixed-rate instruments backed by a U.S. government agency (Government National Mortgage Association) or government sponsored enterprises (Federal Home Loan Mortgage Corporation and Federal National Mortgage Association), totaling $219.6 million; collaterized mortgage obligations (CMOs), comprised of approximately 50% fixed-rate and 50% variable-rate instruments backed by the same U.S. government agency and government sponsored enterprises as the residential MBSs with average maturities of less than three years, totaling $133.3 million; corporate bonds, comprised primarily of debt obligations of large U.S. global financial organizations, totaling $35.0 million; preferred stock securities, comprised of preferred stock debt instruments of two large regional/national banks, totaling $1.7 million; and trust preferred securities (TRUPs), comprised of a 100% interest in a $10.0 million variable-rate TRUP of a small non-public bank holding company in Michigan and another variable-rate TRUP totaling $0.5 million. Fixed-rate instruments comprised 85% of the Corporation's investment securities portfolio at March 31, 2015.
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
The Corporation's investment securities portfolio, with a carrying value of $1.06 billion at March 31, 2015, had gross impairment of $9.1 million at that date. Management believed that the unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates on the investment securities and market illiquidity and not as a result of credit-related issues. Accordingly, the Corporation believed the impairment in its investment securities portfolio at March 31, 2015 was temporary in nature and, therefore, no impairment loss was recognized in the Corporation's consolidated statement of income for the three months ended March 31, 2015. However, other-than-temporary impairment (OTTI) may occur in the future as a result of material declines in the fair value of investment securities resulting from market, credit, economic or other conditions. A further discussion of the assessment of potential impairment and the Corporation's process that resulted in the conclusion that the impairment was temporary in nature follows.
At March 31, 2015, the gross impairment in the Corporation's investment securities portfolio of $9.1 million was comprised as follows: GSA securities, residential MBSs and CMOs, combined, of $0.9 million; state and political subdivisions securities of $4.9 million; corporate bonds of less than $0.1 million; and TRUPs of $3.2 million. The amortized costs and fair values of investment securities are disclosed in Note 3 to the consolidated financial statements.
GSA securities, residential MBSs and CMOs, included in the available-for-sale investment securities portfolio, had a combined amortized cost of $601.7 million and gross impairment of $0.9 million at March 31, 2015. Virtually all of the impaired investment securities in these categories are backed by the full faith and credit of the U.S. government or a guarantee of a U.S. government agency or government sponsored enterprise. The Corporation determined that the impairment on these investment securities was attributable to current market interest rates being higher than the yields being earned on these investment securities. The Corporation concluded that the impairment of its GSA securities, residential MBSs and CMOs was temporary in nature at March 31, 2015.
State and political subdivisions securities, included in the available-for-sale and the held-to-maturity investment securities portfolios, had an amortized cost of $402.7 million and gross impairment of $4.9 million at March 31, 2015. The Corporation's state and political subdivisions securities are almost entirely from issuers primarily located in the State of Michigan and are general obligations of the issuer, meaning that repayment of these obligations is funded by general tax collections of the issuer. The Corporation holds no debt obligations issued by the City of Detroit, Michigan. The gross impairment was attributable to impaired state and political subdivisions securities with an amortized cost of $159 million that generally mature beyond 2018. It was the Corporation's assessment that the impairment on these investment securities was attributable to current market interest rates being slightly higher than the yield on these investment securities, illiquidity in the market for a portion of these investment securities caused by the market's perception of the Michigan economy, and illiquidity in the market due to the nature of a portion of these investment securities. The Corporation concluded that the impairment of its state and political subdivisions securities was temporary in nature at March 31, 2015.
At March 31, 2015, the Corporation held two TRUPs in the held-to-maturity investment securities portfolio, with a combined amortized cost of $10.5 million and gross impairment of $3.2 million. Management reviewed available financial information of the issuers of the TRUPs as of March 31, 2015. One TRUP, with an amortized cost of $10.0 million, represents a 100% interest in a TRUP of a non-public bank holding company in Michigan. At March 31, 2015, the Corporation determined that the fair value of this TRUP was $7.0 million. The second TRUP, with an amortized cost of $0.5 million, represents a 10% interest in the TRUP of another non-public bank holding company in Michigan. At March 31, 2015, the Corporation determined the fair value of this TRUP was $0.3 million. The fair value measurements of the two TRUP investments were developed based upon market pricing observations of much larger banking institutions in an illiquid market, adjusted by risk measurements. The fair values of the Corporation's TRUPs were based on both observable inputs and appropriate risk adjustments that would be made by market participants. See the additional discussion of the development of the fair values of the TRUPs in Note 3 to the consolidated financial statements.
The issuer of the $10.0 million TRUP reported net income in the first quarter of 2015 and each of the three years ended December 31, 2014 and was categorized as well-capitalized under applicable regulatory requirements during that time. Based on an analysis of financial information provided by the issuer, it was the Corporation's opinion that, as of March 31, 2015, this issuer appeared to be a financially sound financial institution with sufficient liquidity to meet its financial obligations in 2015. The Corporation is not aware of any material adverse changes in the issuer's financial performance since the TRUP was issued and purchased by the Corporation nor any indication that any material adverse trends were developing that would suggest that the issuer would be unable to make all future principal and interest payments under the TRUP. Quarterly common stock cash dividends have consistently been paid by the issuer and the Corporation understands that the issuer's management anticipates cash dividends to continue to be paid in the future. The principal of $10.0 million of this TRUP matures in 2038, with interest payments of 360 basis points over the three-month London Interbank Offered Rate (LIBOR) due quarterly. All scheduled interest payments on this TRUP have been made on a timely basis. At March 31, 2015, the Corporation was not aware of any regulatory orders, memorandums of understanding or cease and desist orders that had been issued to the issuer or its subsidiaries. In reviewing all reasonably available financial information regarding the issuer, including past performance and its financial and liquidity position, it was the Corporation's opinion that the estimated future cash flows of the issuer supported the carrying value of the TRUP at its original cost of $10.0 million at March 31, 2015. While the total fair value of the TRUP was $3.0 million below the Corporation's amortized cost at March 31, 2015, the Corporation concluded that, based on the overall financial condition of the issuer, the impairment was temporary in nature at March 31, 2015.
The issuer of the $0.5 million TRUP reported net income in both 2014 and 2013. At March 31, 2015, the issuer was categorized as well-capitalized under applicable regulatory requirements. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly. All scheduled interest payments on this TRUP have been made on a timely basis. At March 31, 2015, the Corporation was not aware of any regulatory orders, memorandums of understanding or cease and desist orders that had been issued to the issuer of this TRUP or any subsidiary. In reviewing all reasonably available financial information regarding the $0.5 million TRUP, it was the Corporation's opinion that the carrying value of this TRUP at its original cost of $0.5 million was supported by the issuer's financial position at March 31, 2015. While the fair value of the TRUP was $0.2 million below the Corporation's amortized cost at March 31, 2015, the Corporation concluded that the impairment was temporary in nature at March 31, 2015.
At March 31, 2015, the Corporation expected to fully recover the entire amortized cost basis of each impaired investment security in its investment securities portfolio at that date. Furthermore, at March 31, 2015, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation would not have to sell any of its impaired investment securities before a full recovery of amortized cost. However, there can be no assurance that OTTI losses will not be recognized on the TRUPs or on any other investment security in the future.
Loans
The Corporation's loan portfolio is comprised of commercial, commercial real estate, real estate construction and land development loans, referred to as the Corporation's commercial loan portfolio, and residential mortgage, consumer installment and home equity loans, referred to as the Corporation's consumer loan portfolio. At March 31, 2015, the Corporation's loan portfolio was $5.70 billion and consisted of loans in the commercial loan portfolio totaling $3.08 billion, or 54% of total loans, and loans in the consumer loan portfolio totaling $2.62 billion, or 46% of total loans. Loans at fixed interest rates comprised 76% of the Corporation's total loan portfolio at March 31, 2015, compared to 77% at December 31, 2014 and 76% at March 31, 2014.
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
Total loans were $5.70 billion at March 31, 2015, an increase of $14.6 million, or 0.3%, from total loans of $5.69 billion at December 31, 2014 and an increase of $950 million, or 20%, from total loans of $4.75 billion at March 31, 2014. The increase in total loans during the twelve-month period ended March 31, 2015 was attributable to organic loan growth of $475 million, or 10%, and $475 million of loans acquired in the Northwestern transaction. The organic loan growth generally occurred across all major loan categories and across all of the Corporation's banking markets and were attributable to a combination of improving economic conditions and higher loan demand, as well as the Corporation increasing its market share in both its commercial and consumer loan portfolios. The Northwestern transaction added commercial loans of $46 million, commercial real estate loans of $223 million, real estate construction loans of $3 million, land development loans of $11 million, residential real estate loans of $106 million, consumer installment loans of $6 million and home equity loans of $80 million as of the October 31, 2014 acquisition date.

A summary of the composition of the Corporation's loan portfolio, by major loan category, follows:

	March 31, 2015	December 31, 2014	March 31, 2014
	(In thousands)
Commercial loan portfolio:
Commercial	$1,356,169	$1,354,881	$1,208,641
Commercial real estate	1,616,923	1,557,648	1,279,167
Real estate construction	95,923	152,745	85,084
Land development	12,916	18,750	13,761
Subtotal	3,081,931	3,084,024	2,586,653
Consumer loan portfolio:
Residential mortgage	1,117,445	1,110,390	962,009
Consumer installment	844,066	829,570	675,412
Home equity	659,432	664,246	529,215
Subtotal	2,620,943	2,604,206	2,166,636
Total loans	$5,702,874	$5,688,230	$4,753,289
A discussion of the Corporation’s loan portfolio by category follows.
Commercial Loan Portfolio
The Corporation's commercial loan portfolio is comprised of commercial loans, commercial real estate loans, real estate construction loans and land development loans. The Corporation's commercial loan portfolio is well diversified across business lines and has no concentration in any one industry. The commercial loan portfolio of $3.08 billion at March 31, 2015 included 91 loan relationships of $5.0 million or greater. These 91 loan relationships totaled $908 million, which represented 29% of the commercial loan portfolio at March 31, 2015, and included 31 loan relationships that had outstanding balances of $10 million or higher, totaling $480 million, or 16% of the commercial loan portfolio, at that date.The Corporation had 6 loan relationships that had outstanding balances of $20 million or higher, totaling $141 million, or 4.6% of the commercial loan portfolio, at March 31, 2015. The Corporation had 12 loan relationships at March 31, 2015 with loan balances greater than $5.0 million and less than $10 million, totaling $96 million, that had unfunded credit commitments totaling $60 million that, if advanced, could result in a loan relationship of $10 million or more.
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
Commercial loans were $1.36 billion at March 31, 2015, an increase of $1.3 million, or 0.1%, from commercial loans of $1.35 billion at December 31, 2014 and an increase of $147.5 million, or 12.2%, from commercial loans of $1.21 billion at March 31, 2014. Commercial loans represented 23.8% of the Corporation's loan portfolio at March 31, 2015, compared to 23.8% and 25.4% at December 31, 2014 and March 31, 2014, respectively.
Commercial real estate loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Commercial real estate loans were $1.62 billion at March 31, 2015, an increase of $59.3 million, or 3.8%, from commercial real estate loans of $1.56 billion at December 31, 2014 and an increase of $337.8 million, or 26.4%, from commercial real estate loans of $1.28 billion at March 31, 2014. The increase in commercial real estate loans during the three months ended March 31, 2015 was largely attributable to the reclassification of loans from real estate construction as a result of the completion of the construction period. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 52%, 45% and 3%, respectively, of the Corporation's commercial real estate loans outstanding at March 31, 2015. Commercial real estate loans represented 28.4% of the Corporation's loan portfolio at March 31, 2015, compared to 27.4% and 26.9% at December 31, 2014 and March 31, 2014, respectively.
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
Real estate construction loans are primarily originated for construction of commercial properties and often convert to a commercial real estate loan at the completion of the construction period. Real estate construction loans were $95.9 million at March 31, 2015, a decrease of $56.8 million, or 37.2%, from real estate construction loans of $152.7 million at December 31, 2014 and an increase of $10.8 million, or 12.7%, from real estate construction loans of $85.1 million at March 31, 2014. The decrease in real estate construction loans during the three months ended March 31, 2015 was largely attributable to the reclassification of loans to commercial real estate as a result of the completion of the construction period. Real estate construction loans represented 1.7% of the Corporation's loan portfolio at March 31, 2015, compared to 2.7% and 1.8% at December 31, 2014 and March 31, 2014, respectively.
Land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. A majority of the Corporation's land development loans consist of loans to develop residential real estate. Land development loans are generally originated with the intention that the loans will be repaid through the sale of finished properties by the developers within twelve months of the completion date. Land development loans were $12.9 million at March 31, 2015, a decrease of $5.8 million, or 31.1%, from land development loans of $18.8 million at December 31, 2014 and a decrease of $0.8 million, or 6.1%, from land development loans of $13.8 million at March 31, 2014. Land development loans represented 0.2% of the Corporation's loan portfolio at March 31, 2015, compared to 0.3% at both December 31, 2014 and March 31, 2014.
Real estate construction and land development lending involves a higher degree of risk than commercial real estate lending and residential mortgage lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates, the need to obtain a tenant or purchaser of the property if it will not be owner-occupied or the need to sell developed properties. The Corporation generally attempts to mitigate the risks associated with real estate construction and land development lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. At March 31, 2015, $1.9 million, or 15%, of the Corporation's $12.9 million of land development loans were impaired, whereby the Corporation determined it was probable that the full amount of principal and interest would not be collected on these loans in accordance with their original contractual terms.
Consumer Loan Portfolio
The Corporation's consumer loan portfolio is comprised of residential mortgage loans, consumer installment loans and home equity loans and lines of credit.
Residential mortgage loans consist primarily of one- to four-family residential loans with fixed interest rates of fifteen years or less with amortization periods generally from fifteen to thirty years. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance. At March 31, 2015, approximately 70% of the Corporation's residential mortgage loans had an original loan-to-value ratio of 80% or less.
Residential mortgage loans were $1.12 billion at March 31, 2015, an increase of $7.1 million, or 0.6%, from residential mortgage loans of $1.11 billion at December 31, 2014 and an increase of $155.4 million, or 16.2%, from residential mortgage loans of $962.0 million at March 31, 2014. Residential mortgage loans had historically involved the least amount of credit risk in the Corporation's loan portfolio, although the risk on these loans increased over the last several years when the unemployment rate increased and real estate property values declined in the State of Michigan. Residential mortgage loans also include loans to consumers for the construction of single family residences that are secured by these properties. Residential mortgage construction loans to consumers were $51.7 million at March 31, 2015, compared to $42.5 million at December 31, 2014 and $34.4 million at March 31, 2014. Residential mortgage loans represented 19.6% of the Corporation's loan portfolio at March 31, 2015, compared to 19.5% and 20.2% at December 31, 2014 and March 31, 2014, respectively. The Corporation had residential mortgage loans with maturities beyond five years and that were at fixed interest rates totaling $304 million at March 31, 2015, compared to $306 million and $313 million at December 31, 2014 and March 31, 2014, respectively.
The Corporation's consumer installment loans consist of relatively small loan amounts to consumers to finance personal items (primarily automobiles, recreational vehicles and marine vehicles) and are comprised primarily of indirect loans purchased from dealerships. Consumer installment loans were $844.1 million at March 31, 2015, an increase of $14.5 million, or 1.7%, from consumer installment loans of $829.6 million at December 31, 2014 and an increase of $168.7 million, or 25.0%, from consumer installment loans of $675.4 million at March 31, 2014. At March 31, 2015, collateral securing consumer installment loans was comprised approximately as follows: automobiles - 61%; recreational vehicles - 24%; marine vehicles - 11%; other collateral - 3%; and unsecured - 1%. Consumer installment loans represented 14.8% of the Corporation's loan portfolio at March 31, 2015, compared to 14.6% and 14.2% at December 31, 2014 and March 31, 2014, respectively.

The Corporation's home equity loans, including home equity lines of credit, are comprised of loans to consumers who utilize equity in their personal residence, including junior lien mortgages, as collateral to secure the loan or line of credit. Home equity loans were $659.4 million at March 31, 2015, a decrease of $4.8 million, or 0.7%, from home equity loans of $664.2 million at December 31, 2014 and an increase of $130.2 million, or 24.6%, from home equity loans of $529.2 million at March 31, 2014. At March 31, 2015, approximately 60% of the Corporation's home equity loans were first lien mortgages and 40% were junior lien mortgages. Home equity loans represented 11.6% of the Corporation's loan portfolio at March 31, 2015, compared to 11.7% and 11.1% at December 31, 2014 and March 31, 2014, respectively. Home equity lines of credit comprised 35% of the Corporation's home equity loans at both March 31, 2015 and December 31, 2014, compared to 34% at March 31, 2014. The majority of the Corporation's home equity lines of credit are comprised of loans with payments of interest only and original maturities of up to ten years and include junior lien mortgages whereby the first lien mortgage is held by a nonaffiliated financial institution.
Consumer installment and home equity loans generally have shorter terms than residential mortgage loans, but generally involve more credit risk than residential mortgage lending because of the type and nature of the collateral. The Corporation experienced decreases in losses on consumer installment and home equity loans, with net loan losses totaling 14 basis points (annualized) of average consumer installment and home equity loans during the first three months of 2015, compared to 32 basis points and 43 basis points of average consumer installment and home equity loans in 2014 and 2013, respectively. Consumer installment and home equity loans are spread across many individual borrowers, which minimizes the risk per loan transaction. The Corporation originates consumer installment and home equity loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer installment and home equity lending collections are dependent on the borrowers' continuing financial stability and are more likely to be affected by adverse personal situations. Collateral values on properties securing consumer installment and home equity loans are negatively impacted by many factors, including the physical condition of the collateral and property values, although losses on consumer installment and home equity loans are often more significantly impacted by the unemployment rate and other economic conditions. The unemployment rate in the State of Michigan was 5.6% at March 31, 2015 compared to 6.3% and 7.5% at December 31, 2014 and March 31, 2014, respectively, although still higher than the national average of 5.5% at March 31, 2015.
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
Nonperforming assets were $87.5 million at March 31, 2015, an increase of $2.1 million, or 2.5%, from $85.4 million at December 31, 2014 and an increase of $0.9 million, or 1.0%, from $86.6 million at March 31, 2014. Nonperforming assets represented 1.16%, 1.17%, and 1.37% of total assets at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. The increase in nonperforming assets during the three-month period ended March 31, 2015 was primarily attributable to one commercial loan relationship moving to nonaccrual during the quarter. The increase in nonperforming assets during the twelve-month period ended March 31, 2015 was attributable to an increase in other real estate and repossessed assets of $4.7 million which was partially offset by a decline in nonperforming loans of $3.8 million. The increase in other real estate and repossessed assets during the twelve-month period ended March 31, 2015 was primarily attributable to $3.7 million of other real estate acquired in the Northwestern transaction. The Corporation's nonperforming assets are not concentrated in any one industry or any one geographical area within Michigan. At March 31, 2015, there were two commercial loan relationships exceeding $5.0 million, totaling $11.0 million, which were in nonperforming status, of which one totaling $5.5 million has been in nonperforming status for over five years. While the economic climate in Michigan continues to improve, based on declines in both residential and commercial real estate appraised values due to the weakness in the Michigan economy over the past several years, management continues to evaluate and, when appropriate, obtain new appraisals or discount appraised values of existing appraisals to compute net realizable values of nonperforming real estate secured loans and other real estate properties.

Nonperforming assets at March 31, 2015, December 31, 2014 and March 31, 2014 did not include impaired acquired loans totaling $11.2 million, $19.9 million and $11.5 million, respectively, even though these loans were not performing in accordance with their original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools. Acquired loans not performing in accordance with the loan's original contractual terms are included in the Corporation's impaired loan schedule in Note 4 to the consolidated financial statements.
The following schedule provides a summary of nonperforming assets:

	March 31, 2015	December 31, 2014	March 31, 2014
	(Dollars in thousands)
Nonaccrual loans:
Commercial	$18,904	$16,418	$18,251
Commercial real estate	24,766	24,966	27,568
Real estate construction	663	162	160
Land development	290	225	2,267
Residential mortgage	6,514	6,706	6,589
Consumer installment	433	500	806
Home equity	1,870	1,667	2,046
Total nonaccrual loans	53,440	50,644	57,687
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	52	170	43
Commercial real estate	148	—	730
Real estate construction	—	—	—
Land development	—	—	—
Residential mortgage	172	557	—
Consumer installment	—	—	—
Home equity	429	1,346	622
Total accruing loans contractually past due 90 days or more as to interest or principal payments	801	2,073	1,395
Nonperforming TDRs:
Commercial loan portfolio	15,810	15,271	11,218
Consumer loan portfolio	2,690	3,196	6,244
Total nonperforming TDRs	18,500	18,467	17,462
Total nonperforming loans	72,741	71,184	76,544
Other real estate and repossessed assets(1)	14,744	14,205	10,056
Total nonperforming assets	$87,485	$85,389	$86,600
Nonperforming loans as a percent of total loans	1.28%	1.25%	1.61%
Nonperforming assets as a percent of total assets	1.16%	1.17%	1.37%

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held-for-sale.
The Corporation's nonaccrual loans that meet the definition of a TDR (nonaccrual TDR) totaled $37.3 million at March 31, 2015, compared to $37.2 million at December 31, 2014 and $44.4 million at March 31, 2014. These loans have been modified by providing the borrower a financial concession that is intended to improve the Corporation's probability of collection of the amounts due.

The following schedule summarizes changes in nonaccrual loans during the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$50,644	$61,897
Additions during period	10,581	6,667
Principal balances charged off	(2,402)	(2,952)
Transfers to other real estate/repossessed assets	(1,782)	(2,022)
Returned to accrual status	(626)	(2,297)
Payments received	(2,975)	(3,606)
Balance at end of period	$53,440	$57,687
Nonperforming Loans
The following schedule provides the composition of nonperforming loans, by major loan category, as of March 31, 2015, December 31, 2014, and March 31, 2014.

	March 31, 2015		December 31, 2014		March 31, 2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	$22,448	30.9%	$21,121	29.7%	22,191	29.0%
Commercial real estate	37,182	51.1	35,654	50.1	35,503	46.4
Real estate construction	663	0.9	162	0.2	160	0.2
Land development	340	0.5	275	0.4	2,383	3.1
Subtotal-commercial loan portfolio	60,633	83.4	57,212	80.4	60,237	78.7
Consumer loan portfolio:
Residential mortgage	9,376	12.9	10,459	14.7	12,833	16.8
Consumer installment	433	0.6	500	0.7	806	1.0
Home equity	2,299	3.1	3,013	4.2	2,668	3.5
Subtotal-consumer loan portfolio	12,108	16.6	13,972	19.6	16,307	21.3
Total nonperforming loans	$72,741	100.0%	$71,184	100.0%	$76,544	100.0%
Total nonperforming loans were $72.7 million at March 31, 2015, an increase of $1.6 million, or 2.2%, compared to $71.2 million at December 31, 2014, and a decrease of $3.8 million, or 5.0%, compared to $76.5 million at March 31, 2014. The Corporation's nonperforming loans in the commercial loan portfolio were $60.6 million at March 31, 2015, an increase of $3.4 million, or 6.0%, from $57.2 million at December 31, 2014 and an increase of $0.4 million, or 0.7%, from $60.2 million at March 31, 2014. The increase in nonperforming loans in the commercial loan portfolio during the three-month period ended March 31, 2015 was largely attributable to one commercial loan relationship, totaling $2.3 million, moving to nonaccrual status during the quarter. The loans in this relationship required a specific impairment reserve of $0.7 million at March 31, 2015. Nonperforming loans in the commercial loan portfolio comprised 83% of total nonperforming loans at March 31, 2015, compared to 80% at December 31, 2014 and 79% at March 31, 2014. The Corporation's nonperforming loans in the consumer loan portfolio were $12.1 million at March 31, 2015, a decrease of $1.9 million, or 13.3%, from $14.0 million at December 31, 2014 and a decrease of $4.2 million, or 25.7%, from $16.3 million at March 31, 2014. The decreases in nonperforming loans in the consumer loan portfolio were primarily attributable to net loan charge-offs.
Nonperforming Loans — Commercial Loan Portfolio
Nonperforming commercial loans were $22.4 million at March 31, 2015, an increase of $1.3 million, or 6.3%, from $21.1 million at December 31, 2014 and an increase of $0.3 million, or 1.2%, from $22.2 million at March 31, 2014. The increase in nonperforming commercial loans during the three-month period ended March 31, 2015 was largely attributable to the commercial loan relationship previously discussed. Nonperforming commercial loans comprised 1.7% of total commercial loans at March 31, 2015, compared to 1.6% at December 31, 2014 and 1.8% at March 31, 2014. At March 31, 2015, approximately 37% of the Corporation's nonperforming commercial loans were secured by income-producing farmland, with the largest concentration of these nonperforming commercial loans to one customer relationship totaling $5.5 million that was secured by income-producing farmland and other assets and has been in nonperforming status for over one year. At March 31, 2015, the loans in this relationship were believed to be adequately secured and the Corporation did not require a specific impairment reserve on them at that date.
Nonperforming commercial real estate loans were $37.2 million at March 31, 2015, an increase of $1.5 million, or 4.3%, from $35.7 million at December 31, 2014 and an increase of $1.7 million, or 4.7%, from $35.5 million at March 31, 2014. The increase in nonperforming commercial real estate loans during the three-month period ended March 31, 2015 was largely attributable to two loan relationships that were modified as troubled debt restructurings during the quarter. Nonperforming commercial real estate loans comprised 2.3% of total commercial real estate loans at March 31, 2015, compared to 2.3% and 2.8% at December 31, 2014 and March 31, 2014, respectively. Nonperforming commercial real estate loans secured by owner occupied real estate, non-owner occupied real estate and vacant land totaled $19.8 million, $9.3 million and $8.1 million, respectively, at March 31, 2015, and comprised 2.7%, 1.8% and 22.2%, respectively, of total owner occupied real estate, non-owner occupied real estate and vacant land loans included in the Corporation's originated commercial real estate loans at March 31, 2015. At March 31, 2015, the Corporation's nonperforming commercial real estate loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation's market areas. The largest concentration of nonperforming commercial real estate loans at March 31, 2015 was one customer relationship totaling $5.5 million that was primarily secured by vacant land and has been in nonperforming status for over five years. This same customer relationship had nonperforming land development loans of $0.1 million and nonperforming residential mortgage loans of $0.4 million. At March 31, 2015, the loans in this relationship were believed to be adequately secured and the Corporation did not require a specific impairment reserve on them at that date.
Nonperforming real estate construction loans were $0.7 million at March 31, 2015, compared to $0.2 million at both December 31, 2014 and March 31, 2014. Nonperforming real estate construction loans comprised 0.7% of total real estate construction loans at March 31, 2015, compared to 0.1% and 0.2% at December 31, 2014 and March 31, 2014, respectively.
Nonperforming land development loans were $0.3 million at both March 31, 2015 and December 31, 2014, compared to $2.4 million at March 31, 2014. Nonperforming land development loans comprised 2.6% of total land development loans at March 31, 2015, compared to 1.5% and 17.3% at December 31, 2014 and March 31, 2014, respectively. At March 31, 2015, nonperforming land development loans were secured primarily by residential real estate improved lots and housing units.
At March 31, 2015, the Corporation had nonperforming loans in the commercial loan portfolio of $2.9 million that were secured by real estate and were in various stages of foreclosure, compared to $2.2 million at December 31, 2014 and $3.6 million at March 31, 2014.
The following schedule presents information related to stratification of nonperforming loans in the commercial loan portfolio by dollar amount at March 31, 2015, December 31, 2014 and March 31, 2014.

	March 31, 2015		December 31, 2014		March 31, 2014
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
$5,000,000 or more	2	$11,030	2	$11,418	2	$12,246
$2,500,000 – $4,999,999	1	3,584	2	6,298	—	—
$1,000,000 – $2,499,999	9	13,853	5	7,157	6	9,451
$500,000 – $999,999	20	13,439	22	14,892	25	17,868
$250,000 – $499,999	16	6,048	17	5,466	24	7,989
Under $250,000	166	12,679	167	11,981	175	12,683
Total	214	$60,633	215	$57,212	232	$60,237
Nonperforming Loans — Consumer Loan Portfolio
Nonperforming residential mortgage loans were $9.4 million at March 31, 2015, a decrease of $1.1 million, or 10.4%, from $10.5 million at December 31, 2014 and a decrease of $3.5 million, or 26.9%, from $12.8 million at March 31, 2014. Nonperforming residential mortgage loans comprised 0.8% of total residential mortgage loans at March 31, 2015, compared to 0.9% and 1.3% of total residential mortgage loans at December 31, 2014 and March 31, 2014, respectively. At March 31, 2015, a total of $2.2 million of nonperforming residential mortgage loans were in various stages of foreclosure, compared to $2.3 million at December 31, 2014 and $3.7 million at March 31, 2014.
Nonperforming consumer installment loans were $0.4 million at March 31, 2015, compared to $0.5 million at December 31, 2014 and $0.8 million at March 31, 2014. Nonperforming consumer installment loans comprised 0.1% of total consumer installment loans at March 31, 2015, December 31, 2014 and March 31, 2014.

Nonperforming home equity loans were $2.3 million at March 31, 2015, a decrease of $0.7 million, or 23.7%, from $3.0 million at December 31, 2014 and a decrease of $0.4 million, or 13.8%, from $2.7 million at March 31, 2014. Nonperforming home equity loans comprised 0.3% of total home equity loans at March 31, 2015, compared to 0.5% at both December 31, 2014 and March 31, 2014.
Troubled Debt Restructurings (TDRs)
The generally unfavorable economic climate that had existed in Michigan in recent years resulted in a large number of both business and consumer customers experiencing cash flow issues making it difficult to maintain their loan balances in a performing status. The Corporation determined that it was probable that certain customers who were past due on their loans, if provided a modification of their loans by reducing their monthly payments, would be able to bring their loan relationships to a performing status. The Corporation believes loan modifications will potentially result in a lower level of loan losses and loan collection costs than if the Corporation proceeded immediately through the foreclosure process with these borrowers. The loan modifications involve granting concessions to borrowers who are experiencing financial difficulty and, therefore, these loans meet the criteria to be considered TDRs.
The Corporation's performing and nonperforming TDRs continue to accrue interest at the loan's original interest rate as the Corporation expects to collect the remaining principal balance on the loan. A TDR is reported as a nonperforming loan (nonperforming TDR) until a six-month payment history of principal and interest payments is sustained in accordance with the loan modification, at which time the Corporation moves the loan to a performing status (performing TDR). If a performing TDR becomes contractually past due more than 30 days, it is transferred to a nonperforming status. Accordingly, all of the Corporation's performing TDRs at March 31, 2015 were current or less than 30 days past due. The Corporation's nonaccrual loans that meet the definition of a TDR do not accrue interest as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans.
The following summarizes the Corporation's TDRs at March 31, 2015, December 31, 2014 and March 31, 2014:

	Performing TDRs	Nonperforming TDRs			Nonaccrual TDRs	Total
		Current	Past Due 31-90 Days	Subtotal
	(In thousands)
March 31, 2015
Commercial loan portfolio	$28,784	$13,898	$1,912	$15,810	$32,917	$77,511
Consumer loan portfolio	17,197	2,356	334	2,690	4,426	24,313
Total TDRs	$45,981	$16,254	$2,246	$18,500	$37,343	$101,824
December 31, 2014
Commercial loan portfolio	$29,179	$14,608	$663	$15,271	$32,597	$77,047
Consumer loan portfolio	16,485	2,652	544	3,196	4,594	24,275
Total TDRs	$45,664	$17,260	$1,207	$18,467	$37,191	$101,322
March 31, 2014
Commercial loan portfolio	$28,123	$9,365	$1,853	$11,218	$40,511	$79,852
Consumer loan portfolio	13,700	4,478	1,766	6,244	3,875	23,819
Total TDRs	$41,823	$13,843	$3,619	$17,462	$44,386	$103,671
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

Due to the borrowers' sustained repayment histories, the Corporation had performing TDRs in the commercial loan portfolio of $28.8 million, $29.2 million and $28.1 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. The Corporation also had nonperforming TDRs in the commercial loan portfolio of $15.8 million, $15.3 million and $11.2 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. The Corporation's nonperforming TDRs in the commercial loan portfolio are categorized as a risk grade 7 (substandard - accrual) under the Corporation's risk rating system, which is further described in Note 4 to the consolidated financial statements. The weighted average contractual interest rate of the Corporation's performing and nonperforming TDRs in the commercial loan portfolio was 5.40% at March 31, 2015, compared to 5.46% at December 31, 2014 and 5.57% at March 31, 2014. At March 31, 2015, the Corporation had $32.9 million of nonaccrual TDRs in the commercial loan portfolio, compared to $32.6 million and $40.5 million, at December 31, 2014 and March 31, 2014, respectively.
A summary of changes in the Corporation's performing and nonperforming TDRs in the commercial loan portfolio for the three months ended March 31, 2015 follows:

	Three Months Ended March 31, 2015
	Performing	Nonperforming	Total
	(In thousands)
Balance at beginning of period	$29,179	$15,271	$44,450
Additions for modifications	—	2,244	2,244
Transfers to performing TDR status	1,540	(1,540)	—
Transfers to nonperforming TDR status	(1,360)	1,360	—
Transfers from nonaccrual status	—	243	243
Transfers to nonaccrual status	—	(868)	(868)
Principal payments and pay-offs	(575)	(900)	(1,475)
Balance at end of period	$28,784	$15,810	$44,594
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
The Corporation had performing TDRs in the consumer loan portfolio of $17.2 million, $16.5 million and $13.7 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. The Corporation also had nonperforming TDRs in the consumer loan portfolio of $2.7 million, $3.2 million and $6.2 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. The weighted average contractual interest rate on the Corporation's performing and nonperforming TDRs in the consumer loan portfolio was 4.77% at March 31, 2015, compared to 4.66% at December 31, 2014 and 4.58% at March 31, 2014. At March 31, 2015, the Corporation had $4.4 million of nonaccrual TDRs in the consumer loan portfolio, compared to $4.6 million and $3.9 million, at December 31, 2014 and March 31, 2014, respectively.
The Corporation's cumulative redefault rate as of March 31, 2015 on its performing and nonperforming TDRs, which represents the percentage of these TDRs that transferred to nonaccrual status since the Corporation began such modifications in 2009, was 18% for performing and nonperforming TDRs in the commercial loan portfolio and 20% for performing and nonperforming TDRs in the consumer loan portfolio. The Corporation's cumulative redefault rate does not include loans that have been modified while in nonaccrual status that remain in nonaccrual status as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans.
Other Real Estate and Repossessed Assets
Other real estate and repossessed assets are components of nonperforming assets. These include other real estate (ORE), comprised of residential and commercial real estate and land development properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and repossessed assets, comprised of other personal and commercial assets. ORE totaled $14.5 million at March 31, 2015, an increase of $0.5 million, or 3.8%, from $14.0 million at December 31, 2014 and an increase of $4.8 million, or 49.1%, from $9.7 million at March 31, 2014. The increase in other real estate and repossessed assets during the twelve-month period ended March 31, 2015 was primarily attributable to $3.7 million of other real estate acquired in the Northwestern transaction. Repossessed assets totaled $0.3 million at March 31, 2015, December 31, 2014 and March 31, 2014.

The following schedule provides the composition of ORE at March 31, 2015, December 31, 2014 and March 31, 2014:

	March 31, 2015	December 31, 2014	March 31, 2014
	(In thousands)
Composition of ORE:
Vacant land	$4,859	$5,285	$2,683
Commercial real estate properties	6,921	6,419	4,562
Residential real estate properties	2,702	2,219	2,469
Residential land development properties	—	30	—
Total ORE	$14,482	$13,953	$9,714
The following schedule summarizes ORE activity during the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$13,953	$9,518
Additions	3,080	1,461
Write-downs to fair value	(266)	(116)
Dispositions	(2,285)	(1,149)
Balance at end of period	$14,482	$9,714
The Corporation's ORE is carried at the lower of cost or fair value less estimated cost to sell. The historically large inventory of real estate properties for sale across the State of Michigan has resulted in an increase in the Corporation's carrying time and cost of holding ORE. Consequently, the Corporation had $5.5 million in ORE at March 31, 2015 that had been held in excess of one year, of which $3.4 million had been held in excess of three years. Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and the Corporation had $5.1 million of nonperforming loans that were in the process of foreclosure at March 31, 2015, it is anticipated that the level of the Corporation's ORE will remain at historically elevated levels.
All of the Corporation's ORE properties have been written down to fair value through a charge-off against the allowance for loan losses at the time the loan was transferred to ORE or through a subsequent write-down, recorded as an operating expense, to recognize a further market value decline of the property after the initial transfer date. Accordingly, at March 31, 2015, the carrying value of ORE of $14.5 million was reflective of $20.4 million in charge-offs, write-downs and acquisition-related fair value adjustments and represented 42% of the contractual loan balance remaining at the time these loans were classified as nonperforming.
During the three months ended March 31, 2015, the Corporation sold 87 ORE properties for net proceeds of $3.1 million. On an average basis, the net proceeds from these sales represented 137% of the carrying value of the property at the time of sale, with the net proceeds representing 56% of the remaining contractual loan balance at the time these loans were classified as nonperforming.
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
Impaired loans include nonaccrual loans (including nonaccrual TDRs), performing and nonperforming TDRs and acquired loans that were not performing in accordance with their original contractual terms. Impaired loans totaled $129.2 million at March 31, 2015, a decrease of $5.5 million compared to $134.7 million at December 31, 2014 and an increase of $0.7 million compared to $128.5 million at March 31, 2014.

A summary of impaired loans at March 31, 2015, December 31, 2014 and December 31, 2014 follows:

	March 31, 2015	December 31, 2014	March 31, 2014
	(In thousands)
Impaired loans - commercial loan portfolio:
Originated commercial loan portfolio:
Nonaccrual loans	$44,623	$41,771	$48,246
Nonperforming TDRs	15,810	15,271	11,218
Performing TDRs	28,784	29,179	28,123
Subtotal	89,217	86,221	87,587
Acquired commercial loan portfolio	11,231	19,892	11,523
Total impaired loans - commercial loan portfolio	100,448	106,113	99,110
Impaired loans - consumer loan portfolio:
Nonaccrual loans	8,817	8,873	9,441
Nonperforming TDRs	2,690	3,196	6,244
Performing TDRs	17,197	16,485	13,700
Total impaired loans - consumer loan portfolio	28,704	28,554	29,385
Total impaired loans	$129,152	$134,667	$128,495
The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance at March 31, 2015, December 31, 2014 and December 31, 2014 and partial loan charge-offs (confirmed losses) taken on these impaired loans:

	Amount	Valuation Allowance	Confirmed Losses	Cumulative Inherent Loss Percentage
	(Dollars in thousands)
March 31, 2015
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$4,948	$1,541	$—	31%
With valuation allowance and charge-offs	265	74	275	65
With charge-offs and no valuation allowance	18,517	—	14,560	44
Without valuation allowance or charge-offs	65,487	—	—	—
Total	89,217	$1,615	$14,835	16%
Impaired acquired loans	11,231
Total impaired loans to commercial borrowers	$100,448
December 31, 2014
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$2,700	$860	$—	32%
With valuation allowance and charge-offs	853	143	414	44
With charge-offs and no valuation allowance	17,770	—	14,974	46
Without valuation allowance or charge-offs	64,898	—	—	—
Total	86,221	$1,003	$15,388	16%
Impaired acquired loans	19,892
Total impaired loans to commercial borrowers	$106,113
March 31, 2014
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$6,873	$1,556	$—	23%
With valuation allowance and charge-offs	381	65	328	55
With charge-offs and no valuation allowance	22,207	—	17,479	44
Without valuation allowance or charge-offs	58,126	—	—	—
Total	87,587	$1,621	$17,807	18%
Impaired acquired loans	11,523
Total impaired loans to commercial borrowers	$99,110

After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that impaired loans of the commercial loan portfolio totaling $5.2 million at March 31, 2015 required a specific allocation of the allowance for loan losses (valuation allowance) of $1.6 million, compared to $3.6 million of impaired loans in the commercial loan portfolio with a valuation allowance of $1.0 million at December 31, 2014 and $7.3 million of impaired loans in the commercial loan portfolio with a valuation allowance of $1.6 million at March 31, 2014. Confirmed losses represent partial loan charge-offs on impaired loans due primarily to the receipt of a recent third-party property appraisal indicating the value of the collateral securing the loan was below the loan balance and management determined that full collection of the loan balance is not likely. The Corporation's performing and nonperforming TDRs in the commercial loan portfolio did not require a valuation allowance as the Corporation expected to collect the full principal and interest owed on each of these loans in accordance with their modified terms.
The Corporation generally does not recognize a valuation allowance for impaired loans in the consumer loan portfolio as these loans are comprised of smaller-balance homogeneous loans that are collectively evaluated for impairment. However, the Corporation had a valuation allowance attributable to TDRs in the consumer loan portfolio of $0.3 million at March 31, 2015, compared to $0.3 million at December 31, 2014 and $0.4 million at March 31, 2014, related to the reduction in the present value of expected future cash flows for these loans discounted at their original effective interest rates.
Impaired loans included acquired loans totaling $11.2 million, $19.9 million and $11.5 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively, that were not performing in accordance with the original contractual terms of the loans. These loans did not require a valuation allowance as they are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools. These loans are not included in the Corporation's nonperforming loans.
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
The following schedule summarizes information related to the Corporation's allowance for loan losses:

	March 31, 2015	December 31, 2014	March 31, 2014
	(Dollars in thousands)
Allowance for loan losses:
Originated loans	$75,256	$75,183	$77,973
Acquired loans	—	500	500
Total	$75,256	$75,683	$78,473
Nonperforming loans	$72,741	$71,184	$76,544
Allowance for originated loans as a percent of:
Total originated loans	1.49%	1.51%	1.75%
Nonperforming loans	103%	106%	102%
Nonperforming loans, less impaired originated loans for which the expected loss has been charged-off	139%	141%	143%

The following schedule summarizes activity related to the Corporation's allowance for loan losses:

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
	(Dollars in thousands)
Allowance for loan losses - beginning of period	$75,683	$77,006	$79,072
Provision for loan losses	1,500	1,500	1,600
Loan charge-offs:
Commercial	(631)	(947)	(532)
Commercial real estate	(782)	(687)	(523)
Real estate construction	(80)	—	(100)
Land development	(11)	(9)	(54)
Residential mortgage	(539)	(405)	(793)
Consumer installment	(1,003)	(1,154)	(1,126)
Home equity	(97)	(558)	(344)
Total loan charge-offs	(3,143)	(3,760)	(3,472)
Recoveries of loans previously charged off:
Commercial	207	15	299
Commercial real estate	367	67	282
Real estate construction	—	—	—
Land development	—	372	196
Residential mortgage	47	128	89
Consumer installment	354	341	325
Home equity	241	14	82
Total loan recoveries	1,216	937	1,273
Net loan charge-offs	(1,927)	(2,823)	(2,199)
Allowance for loan losses - end of period	$75,256	$75,683	$78,473
Net loan charge-offs as a percent of average loans (annualized)	0.14%	0.21%	0.19%
The allowance of the acquired loan portfolio was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair values at the date of acquisition, with the estimated fair values including a component for expected credit losses. Acquired loans are subsequently evaluated for further credit deterioration in loan pools, which consist of loans with similar credit risk characteristics. If an acquired loan pool experiences a decrease in expected cash flows, as compared to those expected at the acquisition date, a portion of the allowance is allocated to acquired loans. There was no allowance needed for the acquired loan portfolio at March 31, 2015. The allowance for loan losses on the acquired loan portfolio was $0.5 million at December 31, 2014 and March 31, 2014.
Deposits
Total deposits were $6.32 billion at March 31, 2015, an increase of $241.4 million, or 4.0%, from total deposits of $6.08 billion at December 31, 2014 and an increase of $1.09 billion, or 20.8%, from total deposits of $5.23 billion at March 31, 2014. The increase in total deposits during the first quarter of 2015 was attributable to a combination of organic deposit growth and a seasonal increase in municipal deposit accounts. The increase in total deposits for the twelve-month period ended March 31, 2015 was attributable to a combination of the Northwestern transaction and organic deposit growth. The organic deposit growth included increases in interest- and noninterest-bearing demand deposit and savings accounts that were partially offset by a decline in certificate of deposit accounts. Interest- and noninterest-bearing demand deposit and savings accounts were $4.99 billion at March 31, 2015, compared to $3.87 billion at March 31, 2014. In comparison, certificate of deposit accounts were $1.33 billion at March 31, 2015, compared to $1.36 billion at March 31, 2014.
It is the Corporation's strategy to develop customer relationships that will drive core deposit growth and stability. The Corporation's competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation's markets during the twelve months ended March 31, 2015, the Corporation's efforts to expand its deposit relationships with existing customers, the Corporation's financial strength and a general trend in customers holding more liquid assets have resulted in the Corporation continuing to experience increases in customer deposits.
At March 31, 2015, the Corporation's time deposits, which consist of certificates of deposit, totaled $1.33 billion, of which $737 million have stated maturities during the remainder of 2015. The Corporation expects the majority of these maturing time deposits to be renewed by customers. The following schedule summarizes the scheduled maturities of the Corporation's time deposits as of March 31, 2015:

Maturity Schedule	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
2015 maturities:
Second quarter	$376,278	0.61%
Third quarter	203,532	0.76
Fourth quarter	157,195	0.69
2015 maturities	737,005	0.67
2016 maturities	257,468	0.78
2017 maturities	185,105	1.09
2018 maturities	60,927	1.16
2019 maturities	55,409	1.30
2020 maturities and beyond	36,171	1.64
Total time deposits	$1,332,085	0.82%
Borrowed Funds
Borrowed funds consist of short-term borrowings, including securities sold under agreements to repurchase with customers, federal funds purchased and Federal Home Loan Bank (FHLB) advances with original maturities of one year or less. Short-term borrowings were $372.2 million, $389.5 million and $361.2 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. Short-term borrowings decreased $17.2 million, or 4.4%, during the three months ended March 31, 2015 and increased $11.0 million, or 3.0%, during the twelve months ended March 31, 2015.
Securities sold under agreements to repurchase with customers represent funds deposited by customers, generally on an overnight basis, that are collateralized by investment securities owned by Chemical Bank, as these deposits are not covered by Federal Deposit Insurance Corporation (FDIC) insurance. These funds have been a stable source of liquidity for Chemical Bank, much like its core deposit base, and are generally only provided to customers that have an established banking relationship with Chemical Bank. Securities sold under agreements to repurchase with customers, which are highly rate sensitive, were $372.2 million, $304.5 million and $361.2 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. The Corporation's securities sold under agreements to repurchase do not qualify as sales for accounting purposes. The increase in securities sold under agreements to repurchase with customers during the first quarter of 2015 was largely due to $50 million of temporary funds received from one customer of Chemical Bank.
Federal funds purchased represent unsecured borrowings from nonaffiliated third-party financial institutions, generally on an overnight basis, to cover short-term liquidity needs. The Corporation had no federal funds purchased at March 31, 2015 or March 31, 2014. At December 31, 2014, the Corporation had federal funds purchased of $25.0 million.
FHLB advances are borrowings from the Federal Home Loan Bank of Indianapolis that are generally used to fund loans and a portion of the Corporation's investment securities portfolio and are secured by both a blanket security agreement of residential mortgage first lien loans with an aggregate book value equal to at least 145% of the advances and FHLB capital stock owned by Chemical Bank. The carrying value of residential mortgage first lien loans eligible as collateral under the blanket security agreement was $1.04 billion at March 31, 2015. The Corporation had no FHLB advances outstanding at March 31, 2015 or March 31, 2014. The Corporation had short-term FHLB advances outstanding of $60.0 million at December 31, 2014.

Credit-Related Commitments
The Corporation has credit-related commitments that may impact its liquidity. The following schedule summarizes the Corporation's credit-related commitments and expected expiration dates by period as of March 31, 2015. Because many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future liquidity requirements of the Corporation.

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit:
Loans to commercial borrowers	$590,570	$130,923	$51,844	$44,828	$818,165
Loans to consumer borrowers	85,145	46,737	123,167	20,764	275,813
Total unused commitments to extend credit	675,715	177,660	175,011	65,592	1,093,978
Undisbursed loan commitments	332,128	—	—	—	332,128
Standby letters of credit	35,505	2,203	344	150	38,202
Total credit-related commitments	$1,043,348	$179,863	$175,355	$65,742	$1,464,308
Undisbursed loan commitments at March 31, 2015 included $37 million of residential mortgage loans that were expected to be sold in the secondary market.
Capital
Total shareholders' equity was $810.5 million at March 31, 2015, compared to $797.1 million at December 31, 2014 and $705.6 million at March 31, 2014. The increase in shareholders' equity from March 31, 2014 was primarily attributable to the Corporation raising $76.2 million of capital in the second quarter of 2014. Total shareholders' equity as a percentage of total assets was 10.7% at March 31, 2015, compared to 10.9% at December 31, 2014 and 11.1% at March 31, 2014. The Corporation's tangible equity, which is defined as total shareholders' equity less goodwill and other acquired intangible assets, totaled $615.5 million, $601.3 million and $580.6 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. The Corporation's tangible equity to assets ratio was 8.4% at both March 31, 2015 and December 31, 2014, compared to 9.3% at March 31, 2014.
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
Basel III
In July 2013, the Reserve Board and FDIC approved final rules implementing the Basel Committee on Banking Supervision's (BCBS) capital guidelines for U.S. banks. The final rules, which are subject to a multi-year phase-in period, began for the Corporation and Chemical Bank on January 1, 2015. Under the final rules, minimum requirements increase for both the quantity and quality of capital held by the Corporation and Chemical Bank. The final rules include a new minimum common equity Tier 1 capital to risk-weighted assets (CET) ratio of 4.5%, in addition to raising the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and requiring a minimum leverage ratio of 4.0%. The final rules also establish a new capital conservation buffer of 2.5% of risk-weighted assets, which is phased-in over a four-year period beginning January 1, 2016.
The Corporation and Chemical Bank both continue to maintain strong capital positions, which significantly exceeded the minimum levels prescribed by the Board of Governors of the Federal Reserve System (Reserve Board) at March 31, 2015, as shown in the following schedule:

	Leverage	CET Risk-Based Capital	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Actual Capital Ratios:
Chemical Financial Corporation	9.1%	11.8%	11.8%	13.0%
Chemical Bank	8.4	10.9	10.9	12.1
Minimum required for capital adequacy purposes	4.0	4.5	6.0	8.0
Minimum required for “well-capitalized” capital adequacy purposes	5.0	6.5	8.0	10.0

Results of Operations
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans, investment and non-marketable equity securities and interest-bearing deposits with the Federal Reserve Bank (FRB) and other banks, and interest expense on liabilities, such as deposits and borrowings. Net interest income, on a fully taxable equivalent (FTE) basis, is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt commercial loans and investment securities. Net interest margin is calculated by dividing net interest income (FTE) by average interest-earning assets, annualized as applicable. Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Because noninterest-bearing sources of funds, or free funds (principally demand deposits and shareholders' equity), also support earning assets, the net interest margin exceeds the net interest spread.
Net interest income (FTE) was $60.8 million in the first quarter of 2015, compared to $51.2 million in the first quarter of 2014 and $59.8 million in the fourth quarter of 2014. The presentation of net interest income on an FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $1.6 million, $1.5 million and $1.5 million for each of the three-month periods ended March 31, 2015, March 31, 2014 and December 31, 2014, respectively. These adjustments were computed using a 35% federal income tax rate.

Average Balances, Fully Tax Equivalent (FTE) Interest and Effective Yields and Rates*
The following schedule presents the average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on an FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the three months ended March 31, 2015, March 31, 2014, and December 31, 2014.

	Three Months Ended
	March 31, 2015			March 31, 2014			December 31, 2014
	Average Balance	Interest (FTE)	Effective Yield/ Rate*	Average Balance	Interest (FTE)	Effective Yield/ Rate*	Average Balance	Interest (FTE)	Effective Yield/ Rate*
ASSETS	(Dollars in Thousands)
Interest-Earning Assets:
Loans**	$5,706,053	$58,660	4.16%	$4,696,415	$49,744	4.28%	$5,426,664	$57,680	4.22%
Taxable investment securities	734,890	2,307	1.26	691,861	2,383	1.38	712,516	2,322	1.30
Tax-exempt investment securities	331,878	2,932	3.53	257,173	2,615	4.07	306,446	2,832	3.70
Other interest-earning assets	29,438	198	2.73	25,572	238	3.77	27,139	415	6.07
Interest-bearing deposits with the FRB and other banks	118,475	122	0.42	189,408	125	0.27	85,382	89	0.41
Total interest-earning assets	6,920,734	64,219	3.75	5,860,429	55,105	3.80	6,558,147	63,338	3.84
Less: Allowance for loan losses	75,880			79,323			77,053
Other Assets:
Cash and cash due from banks	138,308			120,168			134,309
Premises and equipment	97,105			74,762			93,111
Interest receivable and other assets	320,991			234,533			299,365
Total Assets	$7,401,258			$6,210,569			$7,007,879
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,506,953	$324	0.09%	$1,212,534	$287	0.10%	$1,368,314	$329	0.10%
Savings deposits	1,777,344	370	0.08	1,415,119	316	0.09	1,613,338	367	0.09
Time deposits	1,332,698	2,658	0.81	1,321,119	3,142	0.96	1,306,712	2,718	0.83
Short-term borrowings	342,128	98	0.12	327,905	121	0.15	337,681	107	0.13
Long-term FHLB advances and subordinated debt obligations	—	—	—	—	—	—	6,724	42	2.48
Total interest-bearing liabilities	4,959,123	3,450	0.28	4,276,677	3,866	0.37	4,632,769	3,563	0.31
Noninterest-bearing deposits	1,587,100	—	—	1,193,504	—	—	1,519,823	—	—
Total deposits and borrowed funds	6,546,223	3,450	0.21	5,470,181	3,866	0.29	6,152,592	3,563	0.23
Interest payable and other liabilities	53,597			38,510			50,959
Shareholders’ equity	801,438			701,878			804,328
Total Liabilities and Shareholders’ Equity	$7,401,258			$6,210,569			$7,007,879
Net Interest Spread (average yield earned minus average rate paid)			3.47%			3.43%			3.53%
Net Interest Income (FTE)		$60,769			$51,239			$59,775
Net Interest Margin (Net Interest Income (FTE) divided by total average interest-earning assets)			3.55%			3.53%			3.62%

* Fully taxable equivalent (FTE) basis using a federal income tax rate of 35%.
** Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

Net interest income (FTE) of $60.8 million in the first quarter of 2015 was $9.5 million, or 18.6%, higher than net interest income (FTE) of $51.2 million in the first quarter of 2014, with the increase primarily attributable to an increase of $1.01 billion in the average volume of loans outstanding, including the impact of the $475 million of loans acquired in the acquisition of Northwestern on October 31, 2014, and the favorable impact of time deposits repricing lower during the twelve months ended March 31, 2015, both of which were partially offset by the unfavorable impact of loans and investment securities repricing during the twelve months ended March 31, 2015. The net interest margin was 3.55% in the first quarter of 2015, compared to 3.53% in the first quarter of 2014. The average yield on interest-earning assets decreased slightly to 3.75% in the first quarter of 2015, from 3.80% in the first quarter of 2014, with the decrease primarily attributable to the repricing of loans at lower interest rates. The average yield on loans decreased 12 basis points to 4.16% in the first quarter of 2015 from 4.28% in the first quarter of 2014. The average cost of interest-bearing liabilities decreased to 0.28% in the first quarter of 2015, from 0.37% in the first quarter of 2014, with the decrease primarily attributable to the repricing of time deposits at lower interest rates as they matured and were renewed in the continued low interest rate environment.
Net interest income (FTE) of $60.8 million in the first quarter of 2015 was $1.0 million, or 1.7%, higher than net interest income (FTE) of $59.8 million in the fourth quarter of 2014, with the increase primarily attributable to an increase of $279 million in the average volume of loans outstanding. The net interest margin of 3.55% in the first quarter of 2015 was slightly lower than 3.62% in the fourth quarter of 2014 as the Corporation receives a higher level of loan fees, which are included in net interest income, in the fourth quarter of the year. The average yield on interest-earning assets decreased 9 basis points to 3.75% in the first quarter of 2015, from 3.84% in the fourth quarter of 2014. The average cost of interest-bearing liabilities decreased slightly to 0.28% in the first quarter of 2015 from 0.31% in the fourth quarter of 2014.
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
The Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 3.25% at the end of 2008 and has remained at this historically low rate through March 31, 2015. The prime interest rate has historically been 300 basis points higher than the federal funds rate. The majority of the Corporation's variable interest rate loans in the commercial loan portfolio are tied to the prime rate.
The Corporation is primarily funded by core deposits, which is a lower-cost funding base than wholesale funding and historically has had a positive impact on the Corporation's net interest income and net interest margin. The Corporation anticipates that the loan portfolio will grow at a higher rate than its core deposits, and therefore, expects wholesale funding to provide a portion of its funding base in the future. Based on the current historically low level of market interest rates and the Corporation's current low levels of interest rates on its core deposit transaction accounts, further market interest rate reductions would likely not result in a significant decrease in interest expense.

Volume and Rate Variance Analysis
The following schedule allocates the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities, and changes in average interest rates earned and paid, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014 and December 31, 2014.

	Three Months Ended March 31, 2015
	Compared to Three Months Ended March 31, 2014			Compared to Three Months Ended December 31, 2014
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)
	(In Thousands)
Changes in Interest Income on Interest-Earning Assets:
Loans	$10,546	$(1,630)	$8,916	$2,241	$(1,261)	$980
Taxable investment securities/other assets	166	(282)	(116)	101	(333)	(232)
Tax-exempt investment securities	694	(377)	317	232	(132)	100
Interest-bearing deposits with the FRB and other banks	(57)	54	(3)	31	2	33
Total change in interest income on interest-earning assets	11,349	(2,235)	9,114	2,605	(1,724)	881
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	56	(19)	37	15	(20)	(5)
Savings deposits	78	(24)	54	28	(25)	3
Time deposits	31	(515)	(484)	36	(96)	(60)
Short-term borrowings	15	(38)	(23)	2	(11)	(9)
Subordinated debt	—	—	—	(42)	—	(42)
Total change in interest expense on interest-bearing liabilities	180	(596)	(416)	39	(152)	(113)
Total Change in Net Interest Income (FTE)*	$11,169	$(1,639)	$9,530	$2,566	$(1,572)	$994

* Taxable equivalent basis using a federal income tax rate of 35%.
** The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses
The provision for loan losses (provision) is an increase to the allowance, as determined by management, to provide for probable losses inherent in the originated loan portfolio and for impairment of pools of acquired loans that results from the Corporation experiencing a decrease, if any, in expected cash flows of acquired loans during each reporting period. The provision was $1.5 million in the first quarter of 2015, compared to $1.6 million in the first quarter of 2014 and $1.5 million in the fourth quarter of 2014.
The Corporation experienced net loan charge-offs of $1.9 million in the first quarter of 2015, compared to $2.2 million in the first quarter of 2014 and $2.8 million in the fourth quarter of 2014. Net loan charge-offs as a percentage of average loans (annualized) were 0.14% in the first quarter of 2015, compared to 0.19% in the first quarter of 2014 and 0.21% in the fourth quarter of 2014. Net loan charge-offs in the commercial loan portfolio totaled $0.9 million in the first quarter of 2015, compared to $0.4 million in the first quarter of 2014 and $1.2 million in the fourth quarter of 2014. The Corporation's commercial loan portfolio's net loan charge-offs were not concentrated in any one industry or borrower. Net loan charge-offs in the consumer loan portfolio totaled $1.0 million in the first quarter of 2015, compared to $1.8 million in the first quarter of 2014 and $1.6 million in the fourth quarter of 2014.
The Corporation's provision of $1.5 million in the first quarter of 2015 was $0.4 million lower than net loan charge-offs for the quarter. In addition, the provision in the first quarter of 2015 was $0.1 million lower than the first quarter of 2014, although unchanged from the fourth quarter of 2014. The Corporation's quarterly provision for loan losses remained consistent throughout 2014 and the first quarter of 2015, despite significant growth in its loan portfolio, due to the continued improvement in the overall credit quality of the loan portfolio including decreases in both net loan charge-offs and nonperforming loans and no significant changes in risk grade categories of the commercial loan portfolio.

Noninterest Income
The following summarizes the major components of noninterest income:

	Three Months Ended
	March 31, 2015	March 31, 2014	December 31, 2014
	(In thousands)
Service charges and fees on deposit accounts	$5,916	$4,930	$6,386
Wealth management revenue	5,071	3,631	4,696
Electronic banking fees	4,572	3,112	3,706
Mortgage banking revenue	1,403	794	1,590
Other fees for customer services	901	791	1,301
Title insurance commissions	517	291	359
Gain on sale of investment securities	579	—	—
Other	316	167	189
Total noninterest income	$19,275	$13,716	$18,227
Noninterest income was $19.3 million in the first quarter of 2015, compared to $13.7 million in the first quarter of 2014 and $18.2 million in the fourth quarter of 2014. Noninterest income in the first quarter of 2015 was $5.6 million higher than the first quarter of 2014, with the increase attributable to all major categories of noninterest income that was, in part, due to the Northwestern transaction. Noninterest income in the first quarter of 2015 was $1.0 million higher than the fourth quarter of 2014, with the increase primarily attributable to higher wealth management revenue and electronic banking revenue, which were partially offset by lower service charges and fees on deposit accounts. Noninterest income in the first quarter of 2015 included $0.6 million of gains related to the sale of available-for-sale investment securities. The majority of these investment securities were obligations from municipalities which were located outside of the Corporation's geographic market.
Service charges and fees on deposit accounts, which include overdraft/non-sufficient funds fees, checking account service fees and other deposit account charges, were $5.9 million in the first quarter of 2015, an increase of $1.0 million, or 20%, from the first quarter of 2014 and a decrease of $0.5 million, or 7.4%, from the fourth quarter of 2014. The increase in service charges and fees on deposit accounts in the first quarter of 2015, compared to the first quarter of 2014, was due primarily to additional fees earned as a result of the Northwestern transaction. Overdraft/non-sufficient funds fees included in service charges and fees on deposit accounts were $4.3 million in the first quarter of 2015, compared to $3.9 million in the first quarter of 2014 and $4.8 million in the fourth quarter of 2014.
Wealth management revenue is comprised of investment fees that are generally based on the market value of assets within a trust account, custodial account fees and fees from the sale of investment products. Volatility in the equity and bond markets impacts the market value of trust assets and related investment fees. Wealth management revenue was $5.1 million in the first quarter of 2015, an increase of $1.4 million, or 40%, over the first quarter of 2014 and an increase of $0.4 million, or 8.0%, from the fourth quarter of 2014. The increase in wealth management revenue in the first quarter of 2015, compared to the first quarter of 2014, was due primarily to additional fees earned as a result of the Northwestern transaction. Fees from the sales of investment products totaled $0.9 million in the first quarter of 2015, compared to $0.8 million in the first quarter of 2014 and $0.9 million in the fourth quarter of 2014.
Electronic banking fees, which represent income earned by the Corporation from ATM transactions, debit card activity and internet banking fees, were $4.6 million in the first quarter of 2015, an increase of $1.5 million, or 47%, from the first quarter of 2014 and an increase of $0.9 million, or 23%, from the fourth quarter of 2014. The increase in electronic banking fees in the first quarter of 2015, compared to the first quarter of 2014, was due primarily to additional fees earned as a result of the Northwestern transaction, while the increase in the first quarter of 2015, compared to the fourth quarter of 2014, was due to higher fees earned based on volume and lower costs associated with the Corporation's debit card Preferred Rewards program, which are recognized as a reduction to debit card fee income when earned by customers.
Mortgage banking revenue (MBR) includes revenue from originating, selling and servicing residential mortgage loans for the secondary market. MBR was $1.4 million in the first quarter of 2015, an increase of $0.6 million, or 77%, from the first quarter of 2014 and a decrease of $0.2 million, or 12%, from the fourth quarter of 2014. The increase in MBR in the first quarter of 2015, compared to the first quarter of 2014, was due primarily to an increase in the volume of loans sold in the secondary market. The Corporation sold $53 million of residential mortgage loans in the secondary market in the first quarter of 2015, compared to $21 million in the first quarter of 2014 and $47 million in the fourth quarter of 2014.

The Corporation sells residential mortgage loans in the secondary market on both a servicing retained and servicing released basis. These sales include the Corporation entering into residential mortgage loan sale agreements with buyers in the normal course of business. The agreements contain provisions that include various representations and warranties regarding the origination, characteristics and underwriting of the mortgage loans. The recourse of the buyer may result in either indemnification of any loss incurred by the buyer or a requirement for the Corporation to repurchase a loan that the buyer believes does not comply with the representations included in the loan sale agreement. Repurchase demands and loss indemnifications received by the Corporation are reviewed by a senior officer on a loan-by-loan basis to validate the claim made by the buyer. The Corporation maintains a reserve for probable losses expected to be incurred from loans previously sold in the secondary market. This contingent liability is based on trends in repurchase and indemnification requests, actual loss experience, information requests, known and inherent risks in the sale of loans in the secondary market and current economic conditions. For the three months ended March 31, 2015, the Corporation incurred loan losses and buyer indemnification expenses of $0.2 million related to 9 residential mortgage loans that had been previously sold in the secondary market. During the three years preceding 2015, the Corporation incurred loan losses and buyer indemnification expenses totaling $0.9 million related to 20 residential mortgage loans that had been previously sold in the secondary market. The Corporation records losses resulting from the repurchase of loans previously sold in the secondary market, as well as adjustments to estimates of future probable losses, as part of its MBR in the period incurred. The Corporation's reserve for probable losses was $2.8 million at March 31, 2015, compared to $3.0 million at December 31, 2014 and $1.5 million at March 31, 2014. The increase in the reserve for probable losses from March 31, 2014 was attributable to the reserve for probable losses associated with the servicing portfolio acquired in the Northwestern transaction.
Operating Expenses
The following summarizes the major categories of operating expenses:

	Three Months Ended
	March 31, 2015	March 31, 2014	December 31, 2014
	(In thousands)
Salaries and wages	$23,756	$19,533	$24,528
Employee benefits	5,512	4,651	5,761
Occupancy	4,426	4,374	4,201
Equipment and software	4,738	3,461	4,272
Outside processing and service fees	3,942	2,668	3,752
Professional fees	1,719	1,293	2,863
FDIC insurance premiums	1,225	1,061	1,119
Postage and express mail	856	879	901
Intangible asset amortization	791	445	693
Training, travel and other employee expenses	766	628	924
Advertising and marketing	764	676	734
Telephone	540	467	566
Supplies	519	445	582
Donations	308	366	158
Credit-related expenses	133	366	376
Other	1,025	869	1,186
Total operating expenses	$51,020	$42,182	$52,616
Operating expenses were $51.0 million in the first quarter of 2015, compared to $42.2 million in the first quarter of 2014 and $52.6 million in the fourth quarter of 2014. Operating expenses included nonrecurring transaction-related expenses attributable to the recently completed acquisition of Monarch and the pending acquisition of Lake Michigan of $1.4 million in the first quarter of 2015,while nonrecurring transaction-related expenses attributable to the October 31, 2014 acquisition of Northwestern were $0.3 million in the first quarter of 2014 and $4.1 million in the fourth quarter of 2014. Excluding these nonrecurring expenses, operating expenses in the first quarter of 2015 were $7.8 million, or 19%, higher than the first quarter of 2014 and $1.2 million, or 2.4%, higher than the fourth quarter of 2014, with the increases primarily attributable to incremental costs associated with the Northwestern transaction.

Salaries and wages of $23.8 million in the first quarter of 2015 increased $4.2 million, or 21.6%, over the first quarter of 2014 due primarily to incremental costs associated with the Northwestern transaction, in addition to merit and inflationary salary adjustments that took effect at the beginning of 2015. Salaries and wages included $1.6 million of nonrecurring transaction-related expenses in the fourth quarter of 2014. Excluding these nonrecurring expenses, salaries and wages in the first quarter of 2015 increased $0.8 million, or 3.4%, over the fourth quarter of 2014 due to incremental costs associated with the Northwestern transaction and annual merit salary increases that became effective January 1, 2015. Performance-based compensation expense was $2.5 million in the first quarter of 2015, compared to $1.9 million in the first quarter of 2014 and $2.4 million in the fourth quarter of 2014.
Employee benefit costs of $5.5 million in the first quarter of 2015 increased $0.9 million, or 18.5%, over the first quarter of 2014, compared to a decrease of $0.2 million, or 4.3%, from the fourth quarter of 2014. The increase in employee benefit costs in the first quarter of 2015, compared to the first quarter of 2014, was attributable to a combination of incremental costs associated with the Northwestern transaction and higher pension expense, which were partially offset by lower group health costs. The decrease in employee benefit costs in the first quarter of 2015, compared to the fourth quarter of 2014, was attributable to lower group health costs, which was partially offset by higher payroll tax expenses, which are highest in the first quarter of the year, and higher pension expense.
Occupancy expenses of $4.4 million in the first quarter of 2015 increased $0.1 million, or 1.2%, over the first quarter of 2014, and $0.2 million, or 5.4%, over the fourth quarter of 2014.
Equipment and software expenses included nonrecurring transaction-related expenses of $0.3 million in the first quarter of 2015. Excluding these nonrecurring expenses, equipment and software expense of $4.4 million in the first quarter of 2015 was $0.9 million higher than the first quarter of 2014 and $0.1 million higher than the fourth quarter of 2014. The increase in the first quarter of 2015, compared to the first quarter of 2014, was primarily attributable to incremental costs associated with the Northwestern transaction.
Outside processing and service fees included nonrecurring transaction-related expenses of $0.4 million in the first quarter of 2015 and $0.5 million in the fourth quarter of 2014. Excluding these nonrecurring expenses, outside processing and service fees of $3.6 million in the first quarter of 2015 were $0.9 million higher than the first quarter of 2014 and $0.3 million higher than the fourth quarter of 2014, with the increases primarily attributable to incremental costs associated with the Northwestern transaction.
Professional fees included nonrecurring transaction-related expenses of $0.5 million in the first quarter of 2015, $0.3 million in the first quarter of 2014 and $1.9 million in the fourth quarter of 2014. Excluding these nonrecurring expenses, professional fees of $1.2 million in the first quarter of 2015 were $0.3 million higher than both the first quarter of 2014 and the fourth quarter of 2014.
Credit-related expenses are comprised of other real estate (ORE) net costs and loan collection costs. ORE net costs are comprised of costs to carry ORE, such as property taxes, insurance and maintenance costs, fair value write-downs after a property is transferred to ORE and net gains/losses from the disposition of ORE. Loan collection costs include legal fees, appraisal fees and other costs recognized in the collection of loans with deteriorated credit quality and in the process of foreclosure. Credit-related expenses of $0.1 million in the first quarter of 2015 were $0.2 million lower than both the first quarter of 2014 and the fourth quarter of 2014. The decrease in credit-related expenses in the first quarter of 2015, compared to the first quarter of 2014, was primarily attributable to higher net gains on the sales of ORE properties, while the decrease in the first quarter of 2015, compared to the fourth quarter of 2014, was attributable to a combination of slightly higher net gains on sales of ORE properties and lower loan collection costs. The Corporation recognized net gains on the sale of ORE properties of $0.6 million in the first quarter of 2015, compared to $0.4 million in both the first quarter of 2014 and the fourth quarter of 2014. ORE operating costs and loan collection costs, combined, were $0.7 million in both the first quarter of 2015 and the first quarter of 2014, compared to $0.8 million in the fourth quarter of 2014.
Income Tax Expense
The Corporation's effective federal income tax rate was 31.2% for the first quarter of 2015, compared to 29.9% and 31.5% for the first quarter of 2014 and the fourth quarter of 2014, respectively. The fluctuations in the Corporation's effective federal income tax rate reflect changes each year in the proportion of interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits. The Corporation recorded income tax expense for the three-month periods ended March 31, 2015 and 2014 using its estimate of the effective income tax rate expected for the full year and applied that rate on a year-to-date basis.

Liquidity
Liquidity measures the ability of the Corporation to meet current and future cash flow needs in a timely manner. Liquidity risk is the adverse impact on net interest income if the Corporation was unable to meet its cash flow needs at a reasonable cost.
Liquidity is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The Corporation manages its funding needs by maintaining a level of liquid funds through its asset/liability management process. The Corporation's largest sources of liquidity on a consolidated basis are the deposit base that comes from consumer, business and municipal customers within the Corporation's local markets, principal payments on loans, maturing investment securities, cash held at the FRB and unpledged investment securities available-for-sale. Total deposits increased $241 million during the three months ended March 31, 2015 and $1.09 billion during the twelve months ended March 31, 2015. The increase in customer deposits during the twelve months ended March 31, 2015 was primarily attributable to the $794 million of deposits acquired in the Northwestern transaction. The Corporation's loan-to-deposit ratio was 90.2% at March 31, 2015, 93.6% at December 31, 2014 and 90.9% at March 31, 2014. The Corporation had $272 million of cash deposits held at the FRB at March 31, 2015, compared to $38 million at December 31, 2014 and $260 million at March 31, 2014. The increase in interest-bearing balances at the FRB during the first quarter of 2015 was largely attributable to a seasonal increase in municipal customer deposits. At March 31, 2015, the Corporation had unpledged investment securities available-for-sale with an amortized cost of $110 million and available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.
Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB that are generally secured by residential mortgage first lien loans. The Corporation's borrowing availability from the FHLB, based on its FHLB capital stock and subject to certain requirements, was $421 million at March 31, 2015. Chemical Bank can also borrow from the FRB's discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At March 31, 2015, Chemical Bank maintained an unused borrowing capacity of $61 million with the FRB's discount window based upon pledged collateral as of that date. Chemical Bank also had the ability to borrow an additional $75 million of federal funds from a third-party financial institution at March 31, 2015. It is management's opinion that the Corporation's borrowing capacity could be expanded, if deemed necessary, as Chemical Bank has additional borrowing capacity available at the FHLB that could be used if it increased its investment in FHLB capital stock, and Chemical Bank has a significant amount of additional assets that could be used as collateral at the FRB's discount window.
The Corporation manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements. The Corporation's primary source of liquidity is dividends from Chemical Bank.
Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. During the three months ended March 31, 2015, Chemical Bank paid $7.9 million in cash dividends to the Corporation, and the Corporation paid cash dividends to shareholders of $7.9 million. During 2014, Chemical Bank paid $64.5 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $29.5 million. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to the Corporation's shareholders. Over the long term, cash dividends to shareholders are dependent upon earnings, capital requirements, regulatory restraints and other factors affecting Chemical Bank.

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
The Corporation's interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast (base case). At March 31, 2015, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. Additionally, at March 31, 2015, the Corporation projected the change in net interest income of an immediate 400 basis point increase in market interest rates. The Corporation did not project a 400 basis point decrease in interest rates at March 31, 2015 as the likelihood of a decrease of this size was considered unlikely given prevailing interest rate levels. These projections were based on the Corporation's assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and residential mortgage and consumer loans. The ALCO regularly monitors the Corporation's forecasted net interest income sensitivity to ensure that it remains within established limits.
A summary of the Corporation's interest rate sensitivity at March 31, 2015 follows:

	Gradual Change					Immediate Change
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400
Percent change in net interest income vs. constant rates	(5.2)%	(2.7)%	—	0.2%	(0.8)%	(4.7)%
At March 31, 2015, the Corporation's model simulations projected that a 100 basis point increase in interest rates would result in a positive variance in net interest income of 0.2% relative to the base case over the next twelve-month period, while 200 and 400 basis point increases in interest rates would result in negative variances in net interest income of 0.8% and 4.7%, respectively, relative to the base case over the next twelve-month period. At March 31, 2015, the Corporation's model simulations also projected that decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.7% and 5.2%, respectively, relative to the base case over the next twelve-month period. The likelihood of a decrease in interest rates beyond 100 basis points at March 31, 2015 was considered to be unlikely given prevailing interest rate levels.

The Corporation's model simulations for a 200 basis point increase resulted in a negative variance in net interest income, relative to the base case, primarily due to the Corporation deploying excess cash and maturing variable-rate investment securities into fixed-rate loans during 2014. While the model simulations projected a negative variance for a 200 basis point increase, the Corporation's net interest income is still projected to be higher if interest rates were to rise 200 basis points due to the higher yield being earned on the funds deployed into loans compared to maintaining these funds at the FRB earning 25 basis points or investing in lower yielding investment securities. The Corporation's model simulations for a 100 basis point increase resulted in a positive variance in net interest income, relative to the base case, primarily due to the Corporation maintaining excess cash, which was largely generated from a seasonal increase in municipal deposits during the first quarter of 2015, at the FRB. The Corporation's model simulations treat excess cash maintained at the FRB as a variable-rate asset.
Future increases in market interest rates are not expected to have a significant immediate favorable impact on the Corporation's net interest income at the time of such increases because of the low percentage of variable interest rate loans in the Corporation's loan portfolio and a large percentage of variable interest rate loans at interest rate floors at March 31, 2015. The percentage of variable interest rate loans, which comprised approximately 24% of the Corporation's loan portfolio at March 31, 2015, has remained relatively consistent during the twelve-month period ended March 31, 2015. Approximately two-thirds of the Corporation's variable interest rate loans were at an interest rate floor with a majority expected to remain at their floor until they mature or market interest rates rise more than 75 basis points.
To reduce the risk of rising interest rates adversely impacting net interest income, the Corporation has positioned its balance sheet to be less liability sensitive by holding some variable rate instruments in its investment securities portfolio. Variable rate investment securities at March 31, 2015 were $156 million, or 15% of total investment securities, compared to $168 million, or 16% of total investment securities at December 31, 2014 and $221 million, or 24% of total investment securities, at March 31, 2014. The decline in variable rate investment securities during the twelve months ended March 31, 2015 is largely due to the Corporation utilizing maturing investment securities to partially fund 2014 loan growth.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information concerning quantitative and qualitative disclosures about market risk is contained in the discussion regarding interest rate risk and sensitivity under the captions “Liquidity” and “Market Risk” herein and in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014 and is here incorporated by reference.
Since December 31, 2014, the Corporation does not believe that there has been a material change in the nature or categories of the Corporation's primary market risk exposure, or the particular markets that present the primary risk of loss to the Corporation. As of the date of this report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Corporation manages its primary market risk exposure, as described in its Annual Report on Form 10-K for the year ended December 31, 2014, have not changed materially during the current year. As of the date of this report, the Corporation does not expect to make material changes in those methods in the near term. The Corporation may change those methods in the future to adapt to changes in circumstances or to implement new techniques.
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
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this report. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part II. Other Information
Item 1A. Risk Factors
Information concerning risk factors is contained in the discussion under "Risk Factors" (including the risk factors under the heading "Risk Factors") in the Corporation's Prospectus and Proxy Statement related to its acquisition of Monarch Community Bancorp, Inc., dated February 5, 2015, and the Corporation's Prospectus and Proxy Statement related to its pending acquisition of Lake Michigan Financial Corporation, dated March 25, 2015 (both of which are here incorporated by reference), and in Item 1A, “Risk Factors,” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014. As of the date of this report, the Corporation does not believe that there has been a material change in the nature or categories of the Corporation's risk factors, as compared to the information disclosed in the Corporation's Prospectus and Proxy Statement, dated February 5, 2015, the Corporation's Prospectus and Proxy Statement dated March 25, 2015, or in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following schedule summarizes the Corporation's total monthly share repurchase activity for the three months ended March 31, 2015:

	Issuer Purchases of Equity Securities
Period Beginning on First Day of Month Ended	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
January 31, 2015	758	$28.93	—	500,000
February 28, 2015	30,199	30.09	—	500,000
March 31, 2015	17,448	30.94	—	500,000
Total	48,405	$30.38	—

(1)
Represents shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by employees who received shares of the Corporation's common stock under the Corporation's share-based compensation plans, as these plans permit employees to use the Corporation's stock to satisfy such obligations based on the market value of the stock on the date of exercise or date of vesting, as applicable.

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

2.2
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

CHEMICAL FINANCIAL CORPORATION

Date:	April 30, 2015	By:	/s/ David B. Ramaker
David B. Ramaker
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date:	April 30, 2015	By:	/s/ Lori A. Gwizdala
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

2.2
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