Form 10-Q
period 2015-06-30
CHEMICAL FINANCIAL CORP
filed 2015-08-05
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s Common Stock, $1 par value, as of July 24, 2015, was 38,112,634 shares.

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
This report may contain forward-looking statements regarding the Corporation's outlook or expectations with respect to its recently completed acquisition of Lake Michigan Financial Corporation (Lake Michigan), the expected costs to be incurred in connection with the acquisition, Lake Michigan's future performance and consequences of its integration into the Corporation and the impact of the transaction on the Corporation’s future performance.
Risk factors relating to this transaction and the integration of Lake Michigan into the Corporation after closing include, without limitation:

•
The transaction may be more expensive to complete and the anticipated benefits, including anticipated cost savings and strategic gains, may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events.

•
The integration of Lake Michigan's business and operations into the Corporation, which will include conversion of operating systems and procedures, may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to Lake Michigan's or the Corporation's existing businesses.

•
The Corporation's ability to achieve anticipated results from the transaction is dependent on the state of the economic and financial markets going forward. Specifically, the Corporation may incur more credit losses from Lake Michigan's loan portfolio than expected and deposit attrition may be greater than expected.

In addition, risk factors include, but are not limited to, the risk factors described in Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I. Financial Information

Item 1.    Financial Statements
Chemical Financial Corporation
Consolidated Statements of Financial Position

	June 30, 2015	December 31, 2014	June 30, 2014
	(Unaudited)		(Unaudited)
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$167,054	$144,892	$139,023
Interest-bearing deposits with the Federal Reserve Bank and other banks	47,980	38,128	1,271
Total cash and cash equivalents	215,034	183,020	140,294
Investment securities:
Available-for-sale, at fair value	685,706	748,864	615,975
Held-to-maturity (fair value - $466,578 at June 30, 2015, $315,740 at December 31, 2014 and $303,961 at June 30, 2014)	469,837	316,413	308,130
Total investment securities	1,155,543	1,065,277	924,105
Loans held-for-sale, at fair value	7,798	9,128	6,329
Loans	7,034,743	5,688,230	4,898,804
Allowance for loan losses	(74,941)	(75,683)	(77,793)
Net loans	6,959,802	5,612,547	4,821,011
Premises and equipment (net of accumulated depreciation of $112,530 at June 30, 2015, $108,826 at December 31, 2014 and $104,225 at June 30, 2014)	111,968	97,496	74,291
Goodwill	285,512	180,128	120,164
Other intangible assets	41,201	33,080	12,454
Interest receivable and other assets	243,867	141,467	133,327
Total Assets	$9,020,725	$7,322,143	$6,231,975
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$1,860,863	$1,591,661	$1,283,439
Interest-bearing	5,432,116	4,487,310	3,809,474
Total deposits	7,292,979	6,078,971	5,092,913
Interest payable and other liabilities	66,174	56,572	40,142
Short-term borrowings	532,291	389,467	305,422
Other borrowings	148,490	—	—
Total liabilities	8,039,934	6,525,010	5,438,477
Shareholders’ equity:
Preferred stock, no par value:
Authorized – 2,000,000 shares at June 30, 2015 and 200,000 shares at both December 31, 2014 and June 30, 2014, none issued	—	—	—
Common stock, $1 par value per share:
Authorized — 60,000,000 shares at June 30, 2015 and 45,000,000 shares at both December 31, 2014 and June 30, 2014
Issued and outstanding — 38,110,136 shares at June 30, 2015, 32,774,420 shares at December 31, 2014 and 32,760,088 shares at June 30, 2014	38,110	32,774	32,760
Additional paid-in capital	722,329	565,166	563,393
Retained earnings	251,456	231,646	215,333
Accumulated other comprehensive loss	(31,104)	(32,453)	(17,988)
Total shareholders’ equity	980,791	797,133	793,498
Total Liabilities and Shareholders’ Equity	$9,020,725	$7,322,143	$6,231,975
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$64,613	$50,751	$122,710	$99,946
Interest on investment securities:
Taxable	2,202	2,248	4,509	4,631
Tax-exempt	2,185	1,671	4,091	3,375
Dividends on nonmarketable equity securities	551	411	749	649
Interest on deposits with the Federal Reserve Bank and other banks	128	99	250	224
Total interest income	69,679	55,180	132,309	108,825
Interest Expense
Interest on deposits	3,630	3,626	6,982	7,371
Interest on short-term borrowings	101	94	199	215
Interest on other borrowings	213	—	213	—
Total interest expense	3,944	3,720	7,394	7,586
Net Interest Income	65,735	51,460	124,915	101,239
Provision for loan losses	1,500	1,500	3,000	3,100
Net interest income after provision for loan losses	64,235	49,960	121,915	98,139
Noninterest Income
Service charges and fees on deposit accounts	6,445	5,486	12,361	10,416
Wealth management revenue	5,605	3,958	10,676	7,589
Other charges and fees for customer services	6,516	4,682	12,506	8,876
Mortgage banking revenue	1,688	1,491	3,091	2,285
Gain on sale of investment securities	28	—	607	—
Other	392	184	708	351
Total noninterest income	20,674	15,801	39,949	29,517
Operating Expenses
Salaries, wages and employee benefits	31,711	24,860	60,964	49,044
Occupancy	4,386	3,638	8,812	8,012
Equipment and software	4,480	3,413	8,878	6,874
Acquisition-related expenses	3,457	647	4,819	970
Other	12,751	9,867	24,332	19,707
Total operating expenses	56,785	42,425	107,805	84,607
Income before income taxes	28,124	23,336	54,059	43,049
Federal income tax expense	9,100	7,100	17,200	13,000
Net Income	$19,024	$16,236	$36,859	$30,049
Net Income Per Common Share:
Basic	$0.54	$0.54	$1.08	$1.00
Diluted	0.54	0.54	1.08	1.00
Cash Dividends Declared Per Common Share	0.24	0.23	0.48	0.46
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$19,024	$16,236	$36,859	$30,049
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investment securities available-for-sale, net of tax expense (benefit) of $(1,084) and $909 for the three months ended June 30, 2015 and 2014, respectively, and $177 and $1,766 for the six months ended June 30, 2015 and 2014, respectively	(2,014)	1,687	331	3,280
Reclassification adjustment for realized gain on sale of investment securities available-for-sale included in net income, net of tax expense of $10 for the three months ended June 30, 2015 and $212 for the six months ended June 30, 2015	(18)	—	(395)	—
Adjustment for pension and other postretirement benefits, net of tax expense (benefit) of $380 and $(202) for the three months ended June 30, 2015 and 2014, respectively, and $761 and $(403) for the six months ended June 30, 2015 and 2014, respectively	707	(374)	1,413	(748)
Total other comprehensive income (loss), net of tax	(1,325)	1,313	1,349	2,532
Comprehensive income	$17,699	$17,549	$38,208	$32,581

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share data)
Balances at December 31, 2013	$29,790	$488,177	$199,053	$(20,520)	$696,500
Comprehensive income			30,049	2,532	32,581
Cash dividends declared and paid of $0.46 per share			(13,769)		(13,769)
Issuance of common stock, net of issuance costs	2,875	73,300			76,175
Shares issued – stock options	41	813			854
Shares issued – directors’ stock plans	18	450			468
Shares issued – restricted stock units	36	(520)			(484)
Share-based compensation		1,173			1,173
Balances at June 30, 2014	$32,760	$563,393	$215,333	$(17,988)	$793,498

Balances at December 31, 2014	$32,774	$565,166	$231,646	$(32,453)	$797,133
Comprehensive income			36,859	1,349	38,208
Cash dividends declared and paid of $0.48 per share			(17,049)		(17,049)
Issuance of common stock in business acquisitions	5,183	154,721			159,904
Shares issued – stock options	88	1,058			1,146
Shares issued – directors’ stock plans	11	305			316
Shares issued – restricted stock units	53	(381)			(328)
Share-based compensation	1	1,460			1,461
Balances at June 30, 2015	$38,110	$722,329	$251,456	$(31,104)	$980,791

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Operating Activities
Net income	$36,859	$30,049
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,000	3,100
Gains on sales of loans	(3,375)	(1,680)
Proceeds from sales of loans	119,683	59,490
Loans originated for sale	(111,903)	(58,920)
Net gains from sales/writedowns of other real estate and repossessed assets	(1,578)	(856)
Depreciation of premises and equipment	5,239	4,238
Amortization of intangible assets	3,787	1,391
Net gains on sale of investment securities	(607)	—
Net amortization of premiums and discounts on investment securities	2,759	2,129
Share-based compensation expense	1,461	1,173
Net increase in interest receivable and other assets	(11,695)	(1,503)
Net increase (decrease) in interest payable and other liabilities	(15,727)	754
Net cash provided by operating activities	27,903	39,365
Investing Activities
Investment securities – available-for-sale:
Proceeds from sales	13,173	—
Proceeds from maturities, calls and principal reductions	113,973	71,919
Investment securities – held-to-maturity:
Proceeds from maturities, calls and principal reductions	54,481	66,230
Purchases	(205,286)	(100,862)
Net increase in loans	(250,997)	(260,201)
Proceeds from sales of other real estate and repossessed assets	7,934	4,879
Purchases of premises and equipment, net of disposals	(3,333)	(3,221)
Cash acquired, net of cash paid, in business combinations	16,551	—
Net cash used in investing activities	(253,504)	(221,256)
Financing Activities
Net increase in interest- and noninterest-bearing demand deposits and savings accounts	217,719	23,559
Net decrease in time deposits	(72,795)	(53,031)
Net increase (decrease) in short-term borrowings	103,824	(22,006)
Proceeds from issuance of other borrowings	25,000	—
Cash dividends paid	(17,049)	(13,769)
Proceeds from issuance of common stock, net of issuance costs	—	76,175
Proceeds from directors’ stock plans and exercise of stock options, net of shares withheld	1,462	1,163
Cash paid for payroll taxes upon conversion of share-based awards	(546)	(694)
Net cash provided by financing activities	257,615	11,397
Net increase (decrease) in cash and cash equivalents	32,014	(170,494)
Cash and cash equivalents at beginning of period	183,020	310,788
Cash and cash equivalents at end of period	$215,034	$140,294
Supplemental Disclosure of Cash Flow Information:
Interest paid	$6,592	$7,719
Loans transferred to other real estate and repossessed assets	5,908	4,639
Closed branch offices transferred to other real estate	359	—
Federal income taxes paid	20,800	12,900
Business combinations:
Fair value of tangible assets acquired (non-cash)	1,284,552	—
Goodwill and identifiable intangible assets acquired	116,478	—
Liabilities assumed	1,257,917	—
Common stock issued	159,904	—
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

Note 1: Significant Accounting Policies
Nature of Operations
Chemical Financial Corporation (Corporation) operates in a single operating segment — commercial banking. The Corporation is a financial holding company, headquartered in Midland, Michigan, that operates through three commercial banks, Chemical Bank, The Bank of Holland and The Bank of Northern Michigan. The Bank of Holland and The Bank of Northern Michigan, which were acquired in the May 31, 2015 acquisition of Lake Michigan Financial Corporation (Lake Michigan), are expected to be consolidated with and into Chemical Bank during the fourth quarter of 2015 in conjunction with the conversion of their core data systems to Chemical Bank's. In addition, the Corporation acquired Monarch Community Bank as part of its April 1, 2015 acquisition of Monarch Community Bancorp, Inc. (Monarch). Monarch Community Bank was consolidated with and into Chemical Bank during the second quarter of 2015. Chemical Bank operates within the State of Michigan as a state-chartered commercial bank. Chemical Bank operates through an internal organizational structure of four regional banking units and offers a full range of traditional banking and fiduciary products and services to the residents and business customers in the bank’s geographical market areas. The products and services offered by the regional banking units, through branch banking offices, are generally consistent throughout the Corporation, as is the pricing of those products and services. The marketing of products and services throughout the Corporation’s regional banking units is generally uniform, as many of the markets served by the regional banking units overlap. The distribution of products and services is uniform throughout the Corporation’s regional banking units and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.
The Corporation’s primary sources of revenue are interest from its loan products and investment securities, service charges and fees from customer deposit accounts and wealth management revenue.
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments believed necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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
On May 31, 2015, the Corporation acquired all the outstanding stock of Lake Michigan for total consideration of $187.4 million, which included stock consideration of $132.9 million and cash consideration of $54.5 million. The Corporation recorded $100 million of goodwill in conjunction with the acquisition, which represented the purchase price over the fair value of identifiable net assets acquired. Additionally, the Corporation recorded $7.9 million of core deposit and other intangible assets in conjunction with the acquisition.
On April 1, 2015, the Corporation acquired all the outstanding stock of Monarch in an all-stock transaction valued at $27.2 million. The Corporation recorded $5.4 million of goodwill in conjunction with the acquisition, which represented the purchase price over the fair value of identifiable net assets acquired. Additionally, the Corporation recorded $1.9 million of core deposit intangible assets in conjunction with the acquisition.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

ASC 805 affords a measurement period beyond the acquisition date that allows the Corporation the opportunity to finalize the acquisition accounting in the event that new information is identified that existed as of the acquisition date but was not known by the Corporation at that time. The Corporation anticipates that measurement period adjustments may arise from adjustments to the fair values of assets and liabilities recognized at the acquisition date for Northwestern Bancorp, Inc. (Northwestern), which occurred on October 31, 2014, Lake Michigan, and Monarch, as additional information is obtained, such as appraisals of collateral securing loans and other borrower information. In the event that a measurement period adjustment is identified, the Corporation will recognize the adjustment as part of its acquisition accounting, which may result in an adjustment to goodwill being recorded.
See Note 2 for further information regarding the Corporation's acquisitions.
Originated Loans
Originated loans include all of the Corporation's portfolio loans, excluding loans acquired on May 31, 2015 in the acquisition of Lake Michigan, on April 1, 2015 in the acquisition of Monarch, on October 31, 2014 in the acquisition of Northwestern and on April 30, 2010 in the acquisition of O.A.K. Financial Corporation (OAK). Originated loans include loans acquired as part of the Corporation's branch acquisition on December 7, 2012, as these loans were performing and were considered high-quality loans in accordance with the Corporation's credit underwriting standards at that date. Originated loans are stated at their principal amount outstanding, net of unearned income, charge-offs and unamortized deferred fees and costs. Loan interest income is recognized on the accrual basis. Deferred loan fees and costs are amortized over the loan term based on the level-yield method. Net loan commitment fees are deferred and amortized into fee income on a straight-line basis over the commitment period.
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
Loans Acquired in a Business Combination
Loans acquired in a business combination (acquired loans) consist of loans acquired on May 31, 2015 in the acquisition of Lake Michigan, on April 1, 2015 in the acquisition of Monarch, on October 31, 2014 in the acquisition of Northwestern, and on April 30, 2010 in the acquisition of OAK. Acquired loans were recorded at fair value at the date of acquisition, without a carryover of the associated allowance for loan losses related to these loans, through a fair value discount that was, in part, attributable to deterioration in credit quality. The estimate of expected credit losses was determined based on due diligence performed by executive and senior officers of the Corporation, with assistance from third-party consultants. The fair value discount was recorded as a reduction of the acquired loans’ outstanding principal balances in the consolidated statement of financial position at the acquisition date.
The Corporation accounts for acquired loans, which are recorded at fair value at acquisition, in accordance with Accounting Standards Codification (ASC) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30). ASC 310-30 allows investors to aggregate loans acquired into loan pools that have common risk characteristics and thereby use a composite interest rate and expectation of cash flows expected to be collected for the loan pools. Under the provisions of ASC 310-30, the Corporation aggregated acquired loans into 2 pools in the acquisition of Lake Michigan, 2 pools in the acquisition of Monarch, 4 pools in the acquisition of Northwestern and 14 pools in the acquisition of OAK based upon common risk characteristics, including types of loans, commercial type loans with similar risk grades and whether loans were performing or nonperforming. A pool is considered a single unit of accounting for the purposes of applying the guidance prescribed in ASC 310-30. A loan will be removed from a pool of acquired loans only if the loan is sold, foreclosed, paid off or written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and the cash, fair value of the collateral, or other assets received would not affect the effective yield used to recognize the accretable difference on the remaining pool. The Corporation estimated the cash flows expected to be collected over the life of the pools of loans at acquisition and estimates expected cash flows quarterly thereafter, based on a set of assumptions including expectations as to default rates, prepayment rates and loss severities. The Corporation must make numerous assumptions, interpretations and judgments using internal and third-party credit quality information to determine whether it is probable that the Corporation will be able to collect all contractually required payments. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

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
Loans Modified Under Troubled Debt Restructurings
Loans modified under troubled debt restructurings (TDRs) involve granting a concession to a borrower who is experiencing financial difficulty. Concessions generally include modifications to original loan terms, including changes to a loan’s payment schedule or interest rate, which generally would not otherwise be considered. The Corporation’s TDRs include performing and nonperforming TDRs, which consist of originated loans that continue to accrue interest at the loan's original interest rate as the Corporation expects to collect the remaining principal and interest on the loan, and nonaccrual TDRs, which include originated loans that are in a nonaccrual status and are no longer accruing interest, as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans. In accordance with ASC Topic 310-30, acquired loans are excluded from TDRs as these loans are accounted for in pools at net realizable value based on the principal and interest the Corporation expects to collect on such loans. At the time of modification (except for loans on nonaccrual status), a TDR is reported as a nonperforming TDR until a six-month payment history of principal and interest payments, in accordance with the terms of the loan modification, is sustained, at which time the Corporation moves the loan to a performing status (performing TDR). If the Corporation does not expect to collect all principal and interest on the loan, the modified loan is classified as a nonaccrual TDR. All TDRs are accounted for as impaired loans and are included in the Corporation’s analysis of the allowance for loan losses. A TDR that has been renewed by a borrower who is no longer experiencing financial difficulty and which yields a market rate of interest at the time of a refinancing is no longer reported as a TDR.
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
June 30, 2015

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

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
The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Corporation to record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At June 30, 2015, December 31, 2014 and June 30, 2014, the Corporation had elected the fair value option on all of its residential mortgage loans held-for-sale. The Corporation has not elected the fair value option for any other financial assets or liabilities.
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
Bank-Owned Life Insurance
The Corporation has life insurance policies on certain key officers of its bank subsidiaries. The majority of the bank-owned life insurance policies of the Corporation were obtained through its acquisition of Lake Michigan. Bank-owned life insurance is recorded at the cash surrender value, net of surrender charges, and is included within other assets on the consolidated statements of financial position and changes in the cash surrender values are recorded as other noninterest income on the consolidated statements of income.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

Income and Other Taxes
The Corporation is subject to the income and other tax laws of the United States, the State of Michigan and any other states where nexus has been created. These laws are complex and are subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provision for income and other taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations and case law. In the process of preparing the Corporation’s tax returns, management attempts to make reasonable interpretations of enacted tax laws. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law.
On a quarterly basis, management assesses the reasonableness of its effective federal tax rate based upon its estimate of taxable income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on a quarterly basis, including the need for a valuation allowance for deferred tax assets. In conjunction with the acquisition of Monarch, the Corporation has net operating loss carryforwards, which are limited under Internal Revenue Code (IRC) Section 382, included in deferred tax assets. See Note 2 for further information regarding the net operating loss carryforward.
Uncertain income tax positions are evaluated to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50% likely to be realized. Reserves for contingent income tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of audits or examinations. The Corporation had no contingent income tax liabilities recorded at June 30, 2015, December 31, 2014 or June 30, 2014. Tax returns open to examination by the Internal Revenue Service (IRS) include those for the calendar years ended December 31, 2014, 2013, 2012 and 2011 for the Corporation, Lake Michigan, Monarch and Northwestern. Monarch's tax returns for the calendar years ended 2009-2013 are currently under an IRS examination.
Investments in Qualified Affordable Housing Projects, Federal Historic Projects and New Market Tax Credits
The Corporation invests in qualified affordable housing projects, federal historic projects, and new market projects for the purpose of community reinvestment and obtaining tax credits. Return on the Corporation's investment of these projects comes in the form of the tax credits and and tax losses that pass through to the Corporation. The carrying value of the investments are reflected in other assets on the consolidated statements of financial position. The Corporation utilizes the proportional amortization method to account for investments in qualified affordable housing projects and the equity method to account for investments in other tax credit projects.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits allocated. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $0.2 million and $0.3 million during the three and six months ended June 30, 2015, respectively, and $0.1 million and $0.2 million during the three and six months ended June 30, 2014, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $21.4 million at June 30, 2015, $4.9 million at December 31, 2014 and $3.1 million at June 30, 2014. The increase in qualified affordable housing project investments at June 30, 2015, compared to December 31, 2014 and June 30, 2014, was attributable to investments acquired as part of the Lake Michigan transaction.
Under the equity method, the Corporation's share of the earnings or losses are included in other operating expenses on the consolidated statements of income. The Corporation's investment in new market projects accounted for under the equity method totaled $3.3 million at June 30, 2015. There were no investments in such projects accounted for under the equity method as of December 31, 2014 or June 30, 2014.
The Corporation's unfunded equity contributions relating to investments in qualified affordable housing projects, federal historic tax projects and new market projects is recorded in other liabilities on the consolidated statements of financial position. The Corporation's remaining unfunded equity contributions totaled $9.7 million at June 30, 2015.
Management analyzes these investments for potential impairment when events or changes in circumstances indicate that it is more likely than not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the carrying amount of an investment exceeds its fair value. There were no impairment losses recognized as of June 30, 2015, December 31, 2014 or June 30, 2014.
The Corporation consolidates variable interest entities (VIEs) in which it is the primary beneficiary. In general, a VIE is an entity that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (ii) has a group of equity owners that are unable to make significant decisions about its activities or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns as generated by its operations. If any of these characteristics are present, the entity is subject to a variable interests consolidation model, and consolidation is based on

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

variable interests, not on ownership of the entity's outstanding voting stock. Variable interests are defined as contractual, ownership, or other monetary interests in an entity that change with fluctuations in the entity's net asset value. The primary beneficiary consolidates the VIE. The primary beneficiary is defined as the enterprise that has the power to direct the activities and absorb losses or the right to receive benefits. The Corporation is a significant limited partner in the qualified affordable housing, federal historic and new market projects it has invested in. These projects meet the definition of VIEs. However, the Corporation is not the primary beneficiary of any of the VIEs in which it holds a limited partnership interest; therefore, the VIEs are not consolidated in the Corporation's consolidated financial statements.
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
In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation’s common stock under a stock repurchase program. In November 2011, the board of directors of the Corporation reaffirmed the stock buy-back authorization with the qualification that the shares may only be repurchased if the share price is below the tangible book value per share of the Corporation’s common stock at the time of the repurchase. Since the January 2008 authorization, no shares have been repurchased. At June 30, 2015, there were 500,000 remaining shares available for repurchase under the Corporation’s stock repurchase program.
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
Preferred Stock
On April 20, 2015, the shareholders of the Corporation approved an amendment to the restated articles of incorporation which eliminated and replaced the previous class of 200,000 shares of preferred stock, that had been approved by shareholders on April 20, 2009, with a new class of 2,000,000 shares of preferred stock. At June 30, 2015, no shares of preferred stock were issued and outstanding.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

Reclassifications
Certain amounts appearing in the consolidated financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassification had no effect on net income or shareholders’ equity as previously reported.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

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
Note 2: Acquisitions
Acquisition of Lake Michigan Financial Corporation
On May 31, 2015, the Corporation acquired all the outstanding stock consideration of Lake Michigan Financial Corporation (Lake Michigan) for total consideration of $187.4 million, which included stock consideration of $132.9 million and cash consideration of $54.5 million. As a result of the acquisition, the Corporation issued approximately 4.3 million shares of its common stock, based on an exchange ratio of 1.326 shares of its common stock, and paid $16.64 in cash, for each share of Lake Michigan common stock outstanding. Lake Michigan, a bank holding company which owned The Bank of Holland and The Bank of Northern Michigan, provided traditional banking services and products with five banking offices in Holland, Grand Haven, Grand Rapids, Petoskey and Traverse City, Michigan. The Bank of Holland and The Bank of Northern Michigan will be operated as separate subsidiaries of the Corporation until their planned consolidation with and into Chemical Bank in the fourth quarter of 2015 in conjunction with conversion of their core data systems to Chemical Bank's.
At the acquisition date, Lake Michigan added total assets of $1.24 billion, including total loans of $986 million, and total deposits of $925 million to the Corporation's consolidated statement of financial position. The Corporation recorded $100 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Lake Michigan. In addition, the Corporation recorded $7.9 million of core deposit and other intangible assets in conjunction with the acquisition.
The results of the merged Lake Michigan operations are presented within the Corporation's consolidated financial statements from the acquisition date. The Bank of Holland and The Bank of Northern Michigan collectively contributed $3.2 million of net interest income, $0.3 million of noninterest income and $1.1 million of net income to the Corporation's consolidated statements of income for the one month period from the acquisition date of May 31, 2015 to June 30, 2015. Nonrecurring transaction-related expenses associated with the Lake Michigan transaction totaled $2.0 million and $2.3 million during the three and six months ended June 30, 2015, respectively.
The summary computation of the purchase price, including adjustments to reflect Lake Michigan's assets acquired and liabilities assumed at fair value and the allocation of the purchase price to the net assets of Lake Michigan is presented below. The acquisition accounting presented below may be further adjusted during a measurement period of up to one year beyond the acquisition date that provides the Corporation with the opportunity to finalize the acquisition accounting in the event that new information is identified that existed as of the acquisition date but was not known by the Corporation at that time.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

A summary of the purchase price and the excess of the purchase price over the fair value of adjusted net assets acquired (goodwill) follows (in thousands):

Fair value of the Corporation's common shares issued on May 31, 2015 (4,322,101 shares at a market price of $30.29 per share)	$130,916
Fair value of Lake Michigan options converted to the Corporation's options	2,000
Cash paid to acquire outstanding stock	54,478
Total purchase price	$187,394

Net assets acquired:
Lake Michigan shareholders' equity	$89,280
Adjustments to reflect fair value of net assets acquired:
Loans	(22,600)
Allowance for loan losses	15,888
Premises and equipment	(2,333)
Core deposit intangibles	7,303
Deferred tax assets, net	2,269
Deposits and borrowings, net	(3,048)
Other assets and other liabilities	633
Fair value of adjusted net assets acquired	87,392
Goodwill recognized as a result of the Lake Michigan transaction	$100,002
Allocation of Purchase Price
The preliminary acquisition date estimated fair values of the assets acquired and liabilities assumed of Lake Michigan were as follows (in thousands):

Assets
Cash and cash equivalents	$39,301
Investment securities	66,699
Loans	985,542
Premises and equipment	13,673
Deferred tax asset, net	14,888
Goodwill	100,002
Core deposit intangible asset	7,303
Bank-owned life insurance	23,844
Other assets	38,449
Assets acquired, at fair value	1,289,701
Liabilities
Deposits	924,697
Short-term borrowings	30,000
Other borrowings	124,723
Other liabilities	22,887
Total liabilities acquired, at fair value	1,102,307
Total purchase price	$187,394
Upon acquisition, the Lake Michigan loan portfolio had contractually required principal and interest payments receivable of $1.01 billion and $190.2 million, respectively, expected principal and interest cash flows of $986.1 million and $189.6 million, respectively, and a fair value of $985.5 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $22.6 million at the acquisition date, with $22.0 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $190.2 million at the date of acquisition. At June 30, 2015, the outstanding contractual principal balance and the carrying amount of the Lake Michigan acquired loan portfolio were $990 million and $967 million, respectively, and there was no related allowance for loan losses at that date.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

Acquisition of Monarch Community Bancorp, Inc.
On April 1, 2015, the Corporation acquired all of the outstanding stock of Monarch Community Bancorp, Inc. (Monarch) in an all-stock transaction valued at $27.2 million. As a result of the acquisition, the Corporation issued 860,575 shares of its common stock based on an exchange ratio of 0.0982 shares of its common stock for each share of Monarch common stock outstanding. Monarch, a bank holding company, owned Monarch Community Bank, which operated five full service branch offices in Coldwater, Marshall, Hillsdale and Union City, Michigan. As of the April 1, 2015 acquisition date, Monarch added total assets of $183 million, including total loans of $122 million, and total deposits of $144 million to the Corporation's consolidated statement of financial position. Monarch Community Bank was consolidated with and into Chemical Bank on May 8, 2015. In connection with the acquisition of Monarch, the Corporation recorded $5.4 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Monarch. In addition, the Corporation recorded $1.9 million of core deposit intangible assets in conjunction with the acquisition.
The results of the merged Monarch operations are presented within the Corporation's consolidated financial statements from the acquisition date. The disclosure of Monarch's post-acquisition revenue and net income is not practical due to the combining of Monarch's operations with and into Chemical Bank early in the second quarter of 2015. Nonrecurring transaction-related expenses associated with the Monarch acquisition totaled $1.5 million and $2.3 million during the three and six months ended June 30, 2015, respectively.
The summary computation of the purchase price, including adjustments to reflect Monarch's assets acquired and liabilities assumed at fair value and the allocation of the purchase price to the net assets of Monarch is presented below. The acquisition accounting presented below may be further adjusted during a measurement period of up to one year beyond the acquisition date that provide the Corporation with the opportunity to finalize the acquisition accounting in the event that new information is identified that existed as of the acquisition date but was not known by the Corporation at that time.
A summary of the purchase price and the excess of the purchase price over the fair value of adjusted net assets acquired (goodwill) follows (in thousands):

Fair value of the Corporation's common shares issued on April 1, 2015 (860,575 shares at a market price of $31.36 per share)	$26,988
Cash paid	203
Total purchase price	$27,191

Net assets acquired:
Monarch shareholders' equity	15,270
Adjustments to reflect fair value of net assets acquired:
Loans	(7,150)
Allowance for loan losses	2,128
Deferred tax assets, net:
Net operating loss carryforward	7,900
Other	1,748
Premises and equipment	(370)
Core deposit intangibles	1,930
Mortgage servicing rights	315
Other assets and other liabilities	37
Fair value of adjusted net assets acquired	21,808
Goodwill recognized as a result of the Monarch transaction	$5,383

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

Allocation of Purchase Price
The preliminary acquisition date estimated fair values of the assets acquired and liabilities assumed of Monarch were as follows (in thousands):

Assets
Cash and cash equivalents	$32,171
Loans	121,783
Premises and equipment	3,064
Deferred tax assets, net
Net operating loss carryforward	7,900
Other	2,314
Interest receivable and other assets	6,972
Goodwill	5,383
Core deposit intangibles	1,930
Mortgage servicing rights	1,284
Assets acquired, at fair value	182,801
Liabilities
Deposits	144,311
FHLB advances	8,000
Interest payable and other liabilities	3,299
Total liabilities acquired, at fair value	155,610
Total purchase price	$27,191
Upon acquisition, the Monarch loan portfolio had contractually required principal and interest payments receivable of $128.9 million and $37.8 million, respectively, expected principal and interest cash flows of $122.6 million and $37.1 million, respectively, and a fair value of $121.8 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $7.1 million at the acquisition date, with $6.3 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $37.9 million at the date of acquisition. At June 30, 2015, the outstanding contractual principal balance and the carrying amount of the Monarch acquired loan portfolio were $126 million and $119 million, respectively, and there was no related allowance for loan losses at that date.
Upon acquisition, Monarch incurred an ownership change within the meaning of IRC Section 382. At April 1, 2015, Monarch had $22.6 million in gross federal net operating loss carryforwards that expire between 2028-2034, which the Corporation expects to utilize. The Corporation expects to utilize these net operating losses, in part, as Monarch was in a net unrealized built-in gain position as of the acquisition date. Monarch also had $1.7 million of general business credits that expire between 2026-2032, which the Corporation does not expect to utilize.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

Unaudited Pro Forma Combined Results of Operations
The following presentation of unaudited pro forma combined results of operations of Chemical, Lake Michigan, Monarch, and Northwestern presents these results as if the acquisitions had been completed as of the beginning of each period indicated. The unaudited pro forma combined results of operations are presented solely for information purposes and are not intended to represent or be indicative of the consolidated results of operations that Chemical would have reported had this transaction been completed as of the dates and for the periods presented, nor are they indicative of future results. In particular, no adjustments have been made to eliminate the amount of Lake Michigan's, Monarch's, or Northwestern's provision for loan losses incurred prior to the acquisition date that would not have been necessary had the acquired loans been recorded at fair value as of the beginning of each period indicated. In addition, no adjustment has been made for the lost opportunity cost associated with the all-cash purchase of Northwestern. In accordance with Article 11 of SEC Regulation S-X, transaction costs directly attributable to the acquisition have been excluded.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Interest income	$78,137	$74,842	$154,261	$148,089
Interest expense	5,483	6,748	11,363	13,627
Net interest income	72,654	68,094	142,898	134,462
Provision for loan losses	1,500	1,860	3,000	4,035
Net interest income after provision for loan losses	71,154	66,234	139,898	130,427
Noninterest income	21,153	23,713	43,180	43,487
Operating expenses	62,394	59,915	123,042	121,241
Income before income taxes	29,913	30,032	60,036	52,673
Federal income tax expense	7,525	9,048	16,736	15,807
Net income	$22,388	$20,984	$43,300	$36,866
Net income per common share:
Basic	$0.59	$0.60	$1.14	$1.05
Diluted	0.58	0.59	1.13	1.04
Weighted average shares outstanding:
Basic	38,044	35,251	38,024	35,129
Diluted	38,279	35,462	38,259	35,398
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
Upon acquisition, the Northwestern loan portfolio had contractually required principal and interest payments receivable of $507 million and $112 million, respectively, expected principal and interest cash flows of $481 million and $104 million, respectively, and a fair value of $475 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $34 million at the acquisition date, with $26 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $110 million at the acquisition date. The outstanding contractual principal balance and the carrying amount of the Northwestern acquired loan portfolio were $415 million and $382 million, respectively, at June 30, 2015, compared to $485 million and $452 million, respectively, at December 31, 2014.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

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
Acquisition of O.A.K. Financial Corporation (OAK)
On April 30, 2010, the Corporation acquired OAK in an all-stock transaction for total consideration of $83.7 million. OAK provided traditional banking services and products through 14 banking offices serving communities in Ottawa, Allegan and Kent counties in west Michigan. At the acquisition date, OAK added total assets of $820 million, including total loans of $627 million, and total deposits of $693 million, including brokered deposits of $193 million. Upon acquisition, the OAK loan portfolio had contractually required principal payments receivable of $683 million and a fair value of $627 million. The outstanding contractual principal balance and the carrying amount of the OAK acquired loan portfolio were $236 million and $215 million, respectively, at June 30, 2015, compared to $268 million and $246 million, respectively, at December 31, 2014 and $298 million and $274 million, respectively, at June 30, 2014.
Accretable Yield
Activity for the accretable yield, which includes contractually due interest for acquired loans that have been renewed or extended since the date of acquisition and continue to be accounted for in loan pools in accordance with ASC 310-30, follows:

	Six Months Ended June 30,
	2015					2014
	Lake Michigan	Monarch	North-western	OAK	Total	OAK
	(In thousands)
Balance at beginning of period	$—	$—	$104,675	$33,286	137,961	$32,610
Additions attributable to acquisitions	190,246	37,914	—	—	228,160	—
Additions (reductions)*	1,550	(1,141)	(2,859)	5,215	2,765	2,333
Accretion recognized in interest income	(3,486)	(968)	(10,058)	(6,326)	(20,838)	(7,594)
Reclassification from nonaccretable difference	—	—	—	—	—	10,000
Balance at end of period	$188,310	$35,805	$91,758	$32,175	$348,048	$37,349
*Represents additions of estimated contractual interest expected to be collected from acquired loans being renewed or extended, less reductions in contractual interest resulting from the early payoff of acquired loans.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

Note 3: Investment Securities
The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at June 30, 2015, December 31, 2014 and June 30, 2014:

	Investment Securities Available-for-Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
June 30, 2015
U.S. Treasury securities	$8,270	$24	$—	$8,294
Government sponsored agencies	227,424	683	200	227,907
State and political subdivisions	26,476	503	14	26,965
Residential mortgage-backed securities	213,621	742	1,694	212,669
Collateralized mortgage obligations	167,768	245	981	167,032
Corporate bonds	39,680	76	78	39,678
Preferred stock and trust preferred securities	2,889	272	—	3,161
Total	$686,128	$2,545	$2,967	$685,706
December 31, 2014
U.S. Treasury securities	$8,272	$—	$13	$8,259
Government sponsored agencies	263,658	356	511	263,503
State and political subdivisions	45,157	1,087	17	46,227
Residential mortgage-backed securities	240,465	885	1,543	239,807
Collateralized mortgage obligations	145,316	261	1,194	144,383
Corporate bonds	44,930	213	48	45,095
Preferred stock	1,389	201	—	1,590
Total	$749,187	$3,003	$3,326	$748,864
June 30, 2014
Government sponsored agencies	$88,503	$346	$141	$88,708
State and political subdivisions	40,165	1,443	—	41,608
Residential mortgage-backed securities	265,673	1,117	1,422	265,368
Collateralized mortgage obligations	154,035	376	1,128	153,283
Corporate bonds	64,979	456	83	65,352
Preferred stock	1,389	267	—	1,656
Total	$614,744	$4,005	$2,774	$615,975

	Investment Securities Held-to-Maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
June 30, 2015
State and political subdivisions	$469,337	$4,853	$7,912	$466,278
Trust preferred securities	500	—	200	300
Total	$469,837	$4,853	$8,112	$466,578
December 31, 2014
State and political subdivisions	$305,913	$7,294	$4,557	$308,650
Trust preferred securities	10,500	—	3,410	7,090
Total	$316,413	$7,294	$7,967	$315,740
June 30, 2014
State and political subdivisions	$297,630	$5,885	$6,329	$297,186
Trust preferred securities	10,500	—	3,725	6,775
Total	$308,130	$5,885	$10,054	$303,961

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

The majority of the Corporation’s residential mortgage-backed securities and collateralized mortgage obligations are backed by a U.S. government agency (Government National Mortgage Association) or a government sponsored enterprise (Federal Home Loan Mortgage Corporation or Federal National Mortgage Association).
As of December 31, 2014 and June 30, 2014, the Corporation held a $10.0 million trust preferred investment security of Lake Michigan. With the acquisition of Lake Michigan, this investment was settled as of the acquisition date at par.
The following is a summary of the amortized cost and fair value of investment securities at June 30, 2015, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

	June 30, 2015
	Amortized Cost	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$198,939	$198,680
Due after one year through five years	411,399	411,247
Due after five years through ten years	68,583	68,295
Due after ten years	5,818	5,823
Preferred stock	1,389	1,661
Total	$686,128	$685,706
Investment Securities Held-to-Maturity:
Due in one year or less	$55,922	$56,043
Due after one year through five years	209,886	209,768
Due after five years through ten years	127,398	125,775
Due after ten years	76,631	74,992
Total	$469,837	$466,578

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

The following schedule summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized losses at June 30, 2015, December 31, 2014 and June 30, 2014, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
June 30, 2015
Government sponsored agencies	$24,789	$163	$14,715	$37	$39,504	$200
State and political subdivisions	258,503	5,433	63,584	2,493	322,087	7,926
Residential mortgage-backed securities	187,858	1,592	3,643	102	191,501	1,694
Collateralized mortgage obligations	49,845	155	48,881	826	98,726	981
Corporate bonds	9,670	49	14,971	29	24,641	78
Trust preferred securities	—	—	300	200	300	200
Total	$530,665	$7,392	$146,094	$3,687	$676,759	$11,079
December 31, 2014
U.S. Treasury securities	$8,259	$13	$—	$—	$8,259	$13
Government sponsored agencies	166,963	406	31,927	105	198,890	511
State and political subdivisions	62,310	3,348	36,847	1,226	99,157	4,574
Residential mortgage-backed securities	17,276	52	180,194	1,491	197,470	1,543
Collateralized mortgage obligations	63,077	179	31,620	1,015	94,697	1,194
Corporate bonds	—	—	14,952	48	14,952	48
Trust preferred securities	—	—	7,090	3,410	7,090	3,410
Total	$317,885	$3,998	$302,630	$7,295	$620,515	$11,293
June 30, 2014
Government sponsored agencies	$2,377	$2	$44,786	$139	$47,163	$141
State and political subdivisions	92,279	4,047	71,421	2,282	163,700	6,329
Residential mortgage-backed securities	10,144	60	197,042	1,362	207,186	1,422
Collateralized mortgage obligations	47,142	68	35,722	1,060	82,864	1,128
Corporate bonds	4,996	5	14,922	78	19,918	83
Trust preferred securities	—	—	6,775	3,725	6,775	3,725
Total	$156,938	$4,182	$370,668	$8,646	$527,606	$12,828
An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security, as of June 30, 2015, represented an other-than-temporary impairment (OTTI). Management believed that the unrealized losses on investment securities at June 30, 2015 were temporary in nature and due primarily to changes in interest rates and reduced market liquidity and not as a result of credit-related issues.
At June 30, 2015, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, at June 30, 2015, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. However, there is no assurance that OTTI may not occur in the future.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

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
Land development — Secured development loans made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date. Land development loans at June 30, 2015, December 31, 2014 and June 30, 2014 were primarily comprised of loans to develop residential properties.
Residential mortgage — Loans secured by one- to four-family residential properties, generally with fixed interest rates for periods of fifteen years or less. The loan-to-value ratio at the time of origination is generally 80% or less. Residential mortgage loans with a loan-to-value ratio of more than 80% generally require private mortgage insurance.
Consumer installment — Loans to consumers primarily for the purpose of acquiring automobiles, recreational vehicles and personal watercraft and comprised primarily of indirect loans purchased from dealers. These loans consist of relatively small amounts that are spread across many individual borrowers.
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
Commercial, commercial real estate, real estate construction and land development loans are referred to as the Corporation’s commercial loan portfolio, while residential mortgage, consumer installment and home equity loans are referred to as the Corporation’s consumer loan portfolio. A summary of loans follows:

	June 30, 2015	December 31, 2014	June 30, 2014
	(In thousands)
Commercial loan portfolio:
Commercial	$1,754,873	$1,354,881	$1,212,383
Commercial real estate	2,243,513	1,557,648	1,298,365
Real estate construction	101,717	152,745	101,168
Land development	10,595	18,750	10,956
Subtotal	4,110,698	3,084,024	2,622,872
Consumer loan portfolio:
Residential mortgage	1,310,167	1,110,390	970,397
Consumer installment	887,907	829,570	744,781
Home equity	725,971	664,246	560,754
Subtotal	2,924,045	2,604,206	2,275,932
Total loans	$7,034,743	$5,688,230	$4,898,804

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

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
The Corporation, through its subsidiary banks, has a commercial loan portfolio approval process involving underwriting and individual and group loan approval authorities to consider credit quality and loss exposure at loan origination. The loans in the Corporation’s commercial loan portfolio are risk rated at origination based on the grading system set forth below. The approval authority of relationship managers is established based on experience levels, with credit decisions greater than $1.0 million requiring group loan authority approval, except for six executive and senior officers who have varying limits exceeding $1.5 million and up to $3.5 million. During the first quarter of 2015, the Corporation increased the upper range for each level of group loan authority by $5.0 million, resulting in group loan authorities as follows. Chemical Bank has a loan committee, consisting of certain executive and senior officers, that meets weekly to consider loans ranging in amounts from $1.0 million to $10.0 million, depending on risk rating and credit action required. A directors’ loan committee of Chemical Bank, consisting of eight independent members of the board of directors of Chemical Bank, the chief executive officer of Chemical Bank and senior credit officer of Chemical Bank, meets bi-weekly to consider loans in amounts over $10.0 million, and certain loans under $10.0 million depending on a loan’s risk rating and credit action required. Loans over $15.0 million require majority approval of the board of directors of Chemical Bank. The approval authorities of relationship managers at The Bank of Holland and The Bank of Northern Michigan are similar to those at Chemical Bank, while approval authority for the loan committees at The Bank of Holland and The Bank of Northern Michigan are lower than those at Chemical Bank. Further, certain loan relationships of The Bank of Holland and The Bank of Northern Michigan, depending on a loan’s risk rating and credit action needed, require approval by the directors' loan committee of Chemical Bank, in addition to approval by the respective board of directors of The Bank of Holland or The Bank of Northern Michigan.
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
June 30, 2015

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

The following schedule presents the recorded investment of loans in the commercial loan portfolio by risk rating categories at June 30, 2015, December 31, 2014 and June 30, 2014:

	Commercial	Commercial Real Estate	Real Estate Construction	Land Development	Total
	(In thousands)
June 30, 2015
Originated Portfolio:
Risk Grades 1-5	$1,269,091	$1,273,725	$94,894	$2,470	$2,640,180
Risk Grade 6	32,189	34,677	—	433	67,299
Risk Grade 7	41,316	29,737	1,249	878	73,180
Risk Grade 8	17,260	25,283	247	255	43,045
Risk Grade 9	—	4	—	—	4
Subtotal	1,359,856	1,363,426	96,390	4,036	2,823,708
Acquired Portfolio:
Risk Grades 1-5	347,914	820,400	5,122	5,017	1,178,453
Risk Grade 6	29,412	22,796	—	71	52,279
Risk Grade 7	13,910	30,288	—	119	44,317
Risk Grade 8	3,781	6,603	205	1,352	11,941
Risk Grade 9	—	—	—	—	—
Subtotal	395,017	880,087	5,327	6,559	1,286,990
Total	$1,754,873	$2,243,513	$101,717	$10,595	$4,110,698
December 31, 2014
Originated Portfolio:
Risk Grades 1-5	$1,171,817	$1,114,529	$134,668	$2,952	$2,423,966
Risk Grade 6	37,800	34,996	1,408	738	74,942
Risk Grade 7	29,863	29,935	2,502	613	62,913
Risk Grade 8	16,417	24,958	162	225	41,762
Risk Grade 9	1	8	—	—	9
Subtotal	1,255,898	1,204,426	138,740	4,528	2,603,592
Acquired Portfolio:
Risk Grades 1-5	76,780	321,018	14,005	11,789	423,592
Risk Grade 6	12,687	8,698	—	583	21,968
Risk Grade 7	4,089	12,478	—	197	16,764
Risk Grade 8	5,427	11,028	—	1,653	18,108
Risk Grade 9	—	—	—	—	—
Subtotal	98,983	353,222	14,005	14,222	480,432
Total	$1,354,881	$1,557,648	$152,745	$18,750	$3,084,024
June 30, 2014
Originated Portfolio:
Risk Grades 1-5	$1,067,000	$1,063,555	$85,754	$2,514	$2,218,823
Risk Grade 6	15,459	30,053	666	965	47,143
Risk Grade 7	37,291	35,946	1,995	627	75,859
Risk Grade 8	18,560	25,347	160	2,184	46,251
Risk Grade 9	213	14	—	—	227
Subtotal	1,138,523	1,154,915	88,575	6,290	2,388,303
Acquired Portfolio:
Risk Grades 1-5	59,993	132,898	12,593	2,546	208,030
Risk Grade 6	6,769	3,822	—	—	10,591
Risk Grade 7	3,197	6,730	—	143	10,070
Risk Grade 8	3,901	—	—	1,977	5,878
Risk Grade 9	—	—	—	—	—
Subtotal	73,860	143,450	12,593	4,666	234,569
Total	$1,212,383	$1,298,365	$101,168	$10,956	$2,622,872

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

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
The following schedule presents the recorded investment of loans in the consumer loan portfolio based on loans in a performing status and loans in a nonperforming status at June 30, 2015, December 31, 2014 and June 30, 2014:

	Residential Mortgage	Consumer Installment	Home Equity	Total Consumer
	(In thousands)
June 30, 2015
Originated Loans:
Performing	$1,058,696	$871,543	$584,520	$2,514,759
Nonperforming	9,793	393	2,357	12,543
Subtotal	1,068,489	871,936	586,877	2,527,302
Acquired Loans:
Performing	238,698	15,966	138,086	392,750
Nonperforming	2,980	5	1,008	3,993
Subtotal	241,678	15,971	139,094	396,743
Total	$1,310,167	$887,907	$725,971	$2,924,045
December 31, 2014
Originated Loans:
Performing	$987,542	$818,878	$566,083	$2,372,503
Nonperforming	10,459	500	3,013	13,972
Subtotal	998,001	819,378	569,096	2,386,475
Acquired Loans:
Performing	111,101	10,174	94,696	215,971
Nonperforming	1,288	18	454	1,760
Subtotal	112,389	10,192	95,150	217,731
Total	$1,110,390	$829,570	$664,246	$2,604,206
June 30, 2014
Originated Loans:
Performing	$947,768	$743,121	$529,093	$2,219,982
Nonperforming	12,217	536	3,371	16,124
Subtotal	959,985	743,657	532,464	2,236,106
Acquired Loans:
Performing	10,343	1,124	28,227	39,694
Nonperforming	69	—	63	132
Subtotal	10,412	1,124	28,290	39,826
Total	$970,397	$744,781	$560,754	$2,275,932

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

Nonperforming Loans
A summary of nonperforming loans follows:

	June 30, 2015	December 31, 2014	June 30, 2014
	(In thousands)
Nonaccrual loans:
Commercial	$17,260	$16,418	$18,773
Commercial real estate	25,287	24,966	25,361
Real estate construction	247	162	160
Land development	255	225	2,184
Residential mortgage	6,004	6,706	6,325
Consumer installment	393	500	536
Home equity	1,769	1,667	2,296
Total nonaccrual loans	51,215	50,644	55,635
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	711	170	15
Commercial real estate	56	—	69
Real estate construction	—	—	—
Land development	—	—	—
Residential mortgage	424	557	376
Consumer installment	—	—	—
Home equity	588	1,346	1,075
Total accruing loans contractually past due 90 days or more as to interest or principal payments	1,779	2,073	1,535
Nonperforming TDRs:
Commercial loan portfolio	14,547	15,271	11,049
Consumer loan portfolio	3,365	3,196	5,516
Total nonperforming TDRs	17,912	18,467	16,565
Total nonperforming loans	$70,906	$71,184	$73,735
The Corporation’s nonaccrual loans at June 30, 2015, December 31, 2014 and June 30, 2014 included $35.7 million, $37.2 million and $43.7 million, respectively, of nonaccrual TDRs.
The Corporation had $2.0 million of residential mortgage loans that were in the process of foreclosure at June 30, 2015, compared to $2.3 million and $3.6 million at  December 31, 2014 and June 30, 2014, respectively.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

Impaired Loans
The following schedule presents impaired loans by classes of loans at June 30, 2015, December 31, 2014 and June 30, 2014:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
June 30, 2015
Impaired loans with a valuation allowance:
Commercial	$4,044	$4,137	$718
Commercial real estate	2,789	2,948	603
Residential mortgage	20,970	20,970	260
Subtotal	27,803	28,055	1,581
Impaired loans with no related valuation allowance:
Commercial	32,461	38,160	—
Commercial real estate	56,052	78,490	—
Real estate construction	451	531	—
Land development	1,942	3,644	—
Residential mortgage	8,984	8,984	—
Consumer installment	398	398	—
Home equity	2,778	2,778	—
Subtotal	103,066	132,985	—
Total impaired loans:
Commercial	36,505	42,297	718
Commercial real estate	58,841	81,438	603
Real estate construction	451	531	—
Land development	1,942	3,644	—
Residential mortgage	29,954	29,954	260
Consumer installment	398	398	—
Home equity	2,778	2,778	—
Total	$130,869	$161,040	$1,581
December 31, 2014
Impaired loans with a valuation allowance:
Commercial	$966	$1,040	$293
Commercial real estate	2,587	2,927	710
Residential mortgage	19,681	19,681	335
Subtotal	23,234	23,648	1,338
Impaired loans with no related valuation allowance:
Commercial	38,094	44,557	—
Commercial real estate	60,616	82,693	—
Real estate construction	162	255	—
Land development	1,928	3,484	—
Residential mortgage	7,994	7,994	—
Consumer installment	518	518	—
Home equity	2,121	2,121	—
Subtotal	111,433	141,622	—
Total impaired loans:
Commercial	39,060	45,597	293
Commercial real estate	63,203	85,620	710
Real estate construction	162	255	—
Land development	1,928	3,484	—
Residential mortgage	27,675	27,675	335
Consumer installment	518	518	—
Home equity	2,121	2,121	—
Total	$134,667	$165,270	$1,338

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
June 30, 2014
Impaired loans with a valuation allowance:
Commercial	$2,905	$3,258	$563
Commercial real estate	4,369	5,605	777
Residential mortgage	20,353	20,353	379
Subtotal	27,627	29,216	1,719
Impaired loans with no related valuation allowance:
Commercial	39,420	43,463	—
Commercial real estate	46,205	58,997	—
Real estate construction	160	366	—
Land development	4,211	7,506	—
Residential mortgage	6,325	6,325	—
Consumer installment	536	536	—
Home equity	2,296	2,296	—
Subtotal	99,153	119,489	—
Total impaired loans:
Commercial	42,325	46,721	563
Commercial real estate	50,574	64,602	777
Real estate construction	160	366	—
Land development	4,211	7,506	—
Residential mortgage	26,678	26,678	379
Consumer installment	536	536	—
Home equity	2,296	2,296	—
Total	$126,780	$148,705	$1,719
The difference between an impaired loan’s recorded investment and the unpaid principal balance for originated loans represents a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management’s assessment that full collection of the loan balance is not likely, and for acquired loans that meet the definition of an impaired loan represents fair value adjustments recognized at the acquisition date attributable to expected credit losses and the discounting of expected cash flows at market interest rates. The difference between the recorded investment and the unpaid principal balance of $30.2 million, $30.6 million and $21.9 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively, includes confirmed losses (partial charge-offs) of $15.2 million, $15.4 million and $18.2 million, respectively, and fair value discount adjustments of $15.0 million, $15.2 million and $3.7 million, respectively.
Impaired loans included $15.9 million, $19.9 million and $10.4 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively, of acquired loans that were not performing in accordance with original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loans. Impaired loans also included $45.8 million, $45.7 million and $44.1 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively, of performing TDRs.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

The following schedule presents information related to impaired loans for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Commercial	$36,735	$263	$37,655	$552
Commercial real estate	60,393	458	60,317	983
Real estate construction	390	2	515	2
Land development	1,900	34	1,888	61
Residential mortgage	29,432	380	28,392	711
Consumer installment	426	1	463	1
Home equity	2,529	14	2,440	22
Total	$131,805	$1,152	$131,670	$2,332

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Commercial	$42,629	$347	$42,118	$680
Commercial real estate	51,260	366	52,290	727
Real estate construction	163	—	165	—
Land development	4,312	34	4,478	71
Residential mortgage	26,737	328	26,758	631
Consumer installment	634	—	704	—
Home equity	2,221	—	2,194	—
Total	$127,956	$1,075	$128,707	$2,109
The following schedule presents the aging status of the recorded investment in loans by classes of loans at June 30, 2015, December 31, 2014 and June 30, 2014:

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Non-accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
June 30, 2015
Originated Portfolio:
Commercial	$4,055	$2,317	$711	$17,260	$24,343	$1,335,513	$1,359,856
Commercial real estate	2,754	1,117	56	25,287	29,214	1,334,212	1,363,426
Real estate construction	413	—	—	247	660	95,730	96,390
Land development	—	—	—	255	255	3,781	4,036
Residential mortgage	1,536	—	424	6,004	7,964	1,060,525	1,068,489
Consumer installment	2,526	302	—	393	3,221	868,715	871,936
Home equity	2,334	204	588	1,769	4,895	581,982	586,877
Total	$13,618	$3,940	$1,779	$51,215	$70,552	$5,280,458	$5,351,010
Acquired Portfolio:
Commercial	$690	$—	$3,781	$—	$4,471	$390,546	$395,017
Commercial real estate	969	291	6,603	—	7,863	872,224	880,087
Real estate construction	—	—	205	—	205	5,122	5,327
Land development	—	—	1,352	—	1,352	5,207	6,559
Residential mortgage	1,077	138	2,980	—	4,195	237,483	241,678
Consumer installment	—	56	5	—	61	15,910	15,971
Home equity	1,153	210	1,008	—	2,371	136,723	139,094
Total	$3,889	$695	$15,934	$—	$20,518	$1,663,215	$1,683,733

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Non-accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
December 31, 2014
Originated Portfolio:
Commercial	$4,033	$743	$170	$16,418	$21,364	$1,234,534	$1,255,898
Commercial real estate	7,515	1,383	—	24,966	33,864	1,170,562	1,204,426
Real estate construction	262	—	—	162	424	138,316	138,740
Land development	—	—	—	225	225	4,303	4,528
Residential mortgage	2,126	54	557	6,706	9,443	988,558	998,001
Consumer installment	3,620	512	—	500	4,632	814,746	819,378
Home equity	3,039	660	1,346	1,667	6,712	562,384	569,096
Total	$20,595	$3,352	$2,073	$50,644	$76,664	$4,913,403	$4,990,067
Acquired Portfolio:
Commercial	$133	$—	$5,427	$—	$5,560	$93,423	$98,983
Commercial real estate	2,014	352	11,052	—	13,418	339,804	353,222
Real estate construction	—	—	—	—	—	14,005	14,005
Land development	—	—	1,653	—	1,653	12,569	14,222
Residential mortgage	156	—	18	—	174	112,215	112,389
Consumer installment	55	3	454	—	512	9,680	10,192
Home equity	636	106	1,288	—	2,030	93,120	95,150
Total	$2,994	$461	$19,892	$—	$23,347	$674,816	$698,163
June 30, 2014
Originated Portfolio:
Commercial	$4,149	$1,901	$15	$18,773	$24,838	$1,113,685	$1,138,523
Commercial real estate	5,933	233	69	25,361	31,596	1,123,319	1,154,915
Real estate construction	—	—	—	160	160	88,415	88,575
Land development	—	—	—	2,184	2,184	4,106	6,290
Residential mortgage	2,515	—	376	6,325	9,216	950,769	959,985
Consumer installment	2,513	313	—	536	3,362	740,295	743,657
Home equity	2,002	985	1,075	2,296	6,358	526,106	532,464
Total	$17,112	$3,432	$1,535	$55,635	$77,714	$4,546,695	$4,624,409
Acquired Portfolio:
Commercial	$—	$—	$6,744	$—	$6,744	$67,116	$73,860
Commercial real estate	—	—	1,594	—	1,594	141,856	143,450
Real estate construction	—	—	—	—	—	12,593	12,593
Land development	—	—	1,977	—	1,977	2,689	4,666
Residential mortgage	—	—	69	—	69	10,343	10,412
Consumer installment	20	—	—	—	20	1,104	1,124
Home equity	325	49	63	—	437	27,853	28,290
Total	$345	$49	$10,447	$—	$10,841	$263,554	$274,395

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

Loans Modified Under Troubled Debt Restructurings (TDRs)
The following schedule presents the Corporation’s loans reported as TDRs at June 30, 2015, December 31, 2014 and June 30, 2014:

	Performing TDRs	Non-Performing TDRs	Nonaccrual TDRs	Total
	(In thousands)
June 30, 2015
Commercial loan portfolio	$28,203	$14,547	$32,001	$74,751
Consumer loan portfolio	17,605	3,365	3,707	24,677
Total	$45,808	$17,912	$35,708	$99,428
December 31, 2014
Commercial loan portfolio	$29,179	$15,271	$32,597	$77,047
Consumer loan portfolio	16,485	3,196	4,594	24,275
Total	$45,664	$18,467	$37,191	$101,322
June 30, 2014
Commercial loan portfolio	$29,296	$11,049	$40,351	$80,696
Consumer loan portfolio	14,837	5,516	3,334	23,687
Total	$44,133	$16,565	$43,685	$104,383
The following schedule provides information on the Corporation's TDRs that were modified during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	13	$2,332	$2,332	18	$4,264	$4,264
Commercial real estate	4	527	527	9	3,061	3,061
Land development	1	305	305	1	305	305
Subtotal – commercial loan portfolio	18	3,164	3,164	28	7,630	7,630
Consumer loan portfolio	29	1,633	1,631	39	1,969	1,967
Total	47	$4,797	$4,795	67	$9,599	$9,597

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	15	$3,575	$3,575	27	$11,931	$11,931
Commercial real estate	12	3,134	3,134	21	5,924	5,924
Land development	—	—	—	1	72	72
Subtotal – commercial loan portfolio	27	6,709	6,709	49	17,927	17,927
Consumer loan portfolio	63	1,649	1,648	93	2,636	2,626
Total	90	$8,358	$8,357	142	$20,563	$20,553

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

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
The following schedule includes TDRs for which there was a payment default during the three and six months ended June 30, 2015 and 2014, whereby the borrower was past due with respect to principal and/or interest for 90 days or more, and the loan became a TDR during the twelve-month period prior to the default:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Number of Loans	Principal Balance at End of Period	Number of Loans	Principal Balance at End of Period
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	—	$—	—	$—
Commercial real estate	1	183	4	942
Subtotal – commercial loan portfolio	1	183	4	942
Consumer loan portfolio	—	—	1	33
Total	1	$183	5	$975

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Number of Loans	Principal Balance at End of Period	Number of Loans	Principal Balance at End of Period
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	5	$771	6	$875
Commercial real estate	3	603	5	2,273
Subtotal – commercial loan portfolio	8	1,374	11	3,148
Consumer loan portfolio	3	80	3	80
Total	11	$1,454	14	$3,228

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

Allowance for Loan Losses
The following schedule presents, by loan portfolio segment, the changes in the allowance for the three and six months ended June 30, 2015 and details regarding the balance in the allowance and the recorded investment in loans at June 30, 2015 by impairment evaluation method.

	Commercial Loan Portfolio	Consumer Loan Portfolio	Unallocated	Total
	(In thousands)
Changes in allowance for loan losses for the three months ended June 30, 2015:
Beginning balance	$46,819	$24,579	$3,858	$75,256
Provision for loan losses	(626)	(109)	2,235	1,500
Charge-offs	(915)	(1,809)	—	(2,724)
Recoveries	249	660	—	909
Ending balance	$45,527	$23,321	$6,093	$74,941
Changes in allowance for loan losses for the six months ended June 30, 2015:
Beginning balance	$44,156	$28,803	$2,724	$75,683
Provision for loan losses	2,967	(3,336)	3,369	3,000
Charge-offs	(2,419)	(3,448)	—	(5,867)
Recoveries	823	1,302	—	2,125
Ending balance	$45,527	$23,321	$6,093	$74,941
Allowance for loan losses balance at June 30, 2015 attributable to:
Loans individually evaluated for impairment	$1,321	$260	$—	$1,581
Loans collectively evaluated for impairment	44,206	23,061	6,093	73,360
Loans acquired with deteriorated credit quality	—	—	—	—
Total	$45,527	$23,321	$6,093	$74,941
Recorded investment (loan balance) at June 30, 2015:
Loans individually evaluated for impairment	$85,799	$20,970	$—	$106,769
Loans collectively evaluated for impairment	2,737,909	2,506,332	—	5,244,241
Loans acquired with deteriorated credit quality	1,286,990	396,743	—	1,683,733
Total	$4,110,698	$2,924,045	$—	$7,034,743
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

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
The allowance attributable to acquired loans of $0.5 million at December 31, 2014 and June 30, 2014 was primarily attributable to two consumer loan pools in the acquired loan portfolio that had a decline in expected cash flows. There were no material changes in expected cash flows for the remaining acquired loan pools at June 30, 2015, December 31, 2014 or June 30, 2014.
Note 5: Intangible Assets
The Corporation has the following types of intangible assets: goodwill, core deposit intangible assets, non-compete intangible assets and mortgage servicing rights (MSRs). Goodwill, core deposit intangible assets, and non-compete intangible assets arose as a result of business combinations or other acquisitions. MSRs arose as a result of selling residential mortgage loans in the secondary market while retaining the right to service these loans and receive servicing income over the life of the loan and from acquisitions of other banks that had MSRs. The majority of the MSRs recorded at June 30, 2015 were acquired as a result of the Northwestern and Monarch acquisitions. Amortization is recorded on the core deposit intangible assets, non-compete intangible assets and MSRs. Goodwill recorded is primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and other acquisitions.
During the second quarter of 2015, the Corporation acquired Lake Michigan and Monarch, which resulted in the recognition of $100.0 million and $5.4 million in goodwill, respectively. No amount of goodwill recorded in conjunction with these acquisitions is deductible for tax purposes. Goodwill is not amortized but is evaluated at least annually for impairment. The Corporation’s most recent annual goodwill impairment test performed as of October 31, 2014 did not indicate that an impairment of goodwill existed. The Corporation also determined that no triggering events have occurred that indicated impairment from the most recent valuation date through June 30, 2015 and that the Corporation's goodwill was not impaired at June 30, 2015.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

The following table shows the net carrying value of the Corporation’s intangible assets:

	June 30, 2015	December 31, 2014	June 30, 2014
	(In thousands)
Goodwill	$285,512	$180,128	$120,164
Other intangible assets:
Core deposit intangible assets	$28,353	$20,863	$9,110
Non-compete intangible assets	541	—	—
Mortgage servicing rights	12,307	12,217	3,344
Total other intangible assets	$41,201	$33,080	$12,454
The following table sets forth the carrying amount, accumulated amortization and amortization expense of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:

	June 30, 2015	December 31, 2014	June 30, 2014
	(In thousands)
Gross original amount	$39,355	$31,550	$18,659
Accumulated amortization	11,002	10,687	9,549
Carrying amount	$28,353	$20,863	$9,110
Amortization expense for the three months ended June 30	$952		$446
Amortization expense for the six months ended June 30	$1,743		$891
In conjunction with the acquisition of Lake Michigan on May 31, 2015 and Monarch on April 1, 2015, the Corporation recorded $7.3 million and $1.9 million, respectively, in core deposit intangible assets. These core deposit intangible assets are being amortized over a period of 10 years on an accelerated basis. There were no additions of core deposit intangible assets during the three and six months ended June 30, 2014.
The estimated future amortization expense on core deposit intangible assets for periods ending after June 30, 2015 is as follows: 2015 — $2.4 million; 2016 — $4.3 million; 2017 — $3.7 million; 2018 — $3.5 million; 2019 — $3.3 million; 2020 and thereafter — $11.2 million.
In conjunction with the acquisition of Lake Michigan on May 31, 2015, the Corporation recorded $0.6 million in non-compete intangible assets with an amortization period of one year. There were no additions of non-compete intangible assets during the three and six months ended June 30, 2014.
The following shows the net carrying value and fair value of MSRs and the total loans that the Corporation is servicing for others:

	June 30, 2015	December 31, 2014	June 30, 2014
	(In thousands)
Net carrying value of MSRs	$12,307	$12,217	$3,344
Fair value of MSRs	$16,602	$14,979	$6,433
Loans serviced for others that have servicing rights capitalized	$2,193,067	$2,093,140	$871,158

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

The following table shows the activity for capitalized MSRs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$11,583	$3,316	$12,217	$3,423
Acquired in Monarch acquisition	1,284	—	1,284	—
Additions	415	278	815	421
Amortization	(1,175)	(250)	(2,209)	(500)
Change in valuation allowance	200	—	200	—
Balance at end of period	$12,307	$3,344	$12,307	$3,344
MSRs are stratified into servicing assets originated by the Corporation and those acquired in acquisitions of other institutions and further stratified into relatively homogeneous pools based on products with similar characteristics. There was a valuation allowance of $0.2 million as of December 31, 2014 related to impairment within certain pools attributable to the Corporation's servicing portfolio that was acquired in the Northwestern transaction. There was no impairment valuation allowance recorded on the Corporation's MSRs at June 30, 2015 and June 30, 2014.
Note 6: Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of related tax benefit/expense, were as follows:

	June 30, 2015	December 31, 2014	June 30, 2014
	(In thousands)
Net unrealized gains (losses) on investment securities – available-for-sale, net of related tax expense (benefit) of $(148) at June 30, 2015, $(113) at December 31, 2014 and $431 at June 30, 2014	$(274)	$(210)	$800
Pension and other postretirement benefits adjustment, net of related tax benefit of $16,601 at June 30, 2015, $17,362 at December 31, 2014 and $10,117 at June 30, 2014	(30,830)	(32,243)	(18,788)
Accumulated other comprehensive loss	$(31,104)	$(32,453)	$(17,988)
Note 7: Borrowings
Short-term Borrowings
A summary of the Corporation's short-term borrowings, which generally have an original term to maturity of 30 days or less, follows:

	June 30, 2015	December 31, 2014	June 30, 2014
	(In thousands)
Short-term borrowings:
Securities sold under agreements to repurchase with customers	$305,291	$304,467	$293,422
Short-term FHLB advances	205,000	60,000	—
Federal funds purchased	22,000	25,000	12,000
Total short-term borrowings	$532,291	$389,467	$305,422

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

Other Borrowings
The Corporation's other borrowings were obtained as a result of the acquisitions of Lake Michigan and Monarch. A summary of the Corporation's other borrowings follows:

	June 30, 2015	December 31, 2014	June 30, 2014
	(In thousands)
Other borrowings:
Long-term FHLB advances	$81,469	$—	$—
Securities sold under agreements to repurchase	23,649	—	—
Line of credit	25,000	—	—
Subordinated debentures	18,372	—	—
Total other borrowings	$148,490	$—	$—
In conjunction with the Lake Michigan and Monarch acquisitions, the Corporation acquired long-term FHLB advances totaling $81.5 million. These advances have a weighted average interest rate of 1.33% at June 30, 2015. The Corporation's FHLB advances, including both short-term and long-term, require monthly interest payments and are collateralized by eligible loans totaling $1.24 billion as of June 30, 2015. The scheduled reductions of long-term FHLB advances as of June 30, 2015 were as follows: 2015 - $0.1 million; 2016 - $7.1 million; 2017 - $47.1 million; 2018 - $17.1 million; 2019; - $0.1 million; and 2020 - $10.0 million.
In conjunction with the Lake Michigan acquisition, the Company acquired securities sold under agreements to repurchase with an unaffiliated financial institution of $23.7 million as of acquisition date. These agreements are secured by available for-sale-securities. The scheduled reductions of securities sold under agreements to repurchase as of June 30, 2015 were as follows: 2015 - $3.2 million; 2016 - $8.3 million; and 2017 - $12.1 million.
The Corporation entered into a $25 million secured non-revolving line-of-credit in May 2015 with an unaffiliated third-party financial institution. The Corporation drew on the entire amount of the line-of-credit in order to partially fund the cash portion of the purchase price consideration for the Lake Michigan transaction. This line-of-credit bears a variable rate of interest which is based on the one-, two- or three-month LIBOR, as periodically selected by the Corporation, plus a fixed stated rate (effective interest rate of 2.134% at June 30, 2015), and matures in May 2016. The line-of-credit agreement contains certain restrictive covenants. The Corporation was in compliance with all of the covenants at June 30, 2015.
In conjunction with the acquisition of Lake Michigan on May 31, 2015, the Corporation acquired Lake Michigan Financial Capital Trust I (LMFCTI), Lake Michigan Financial Capital Trust II (LMFCTII), and Lake Michigan Financial Capital Trust III (LMFCTIII). LMFCTIII, which held the $10.0 million trust preferred security due to the Corporation, was repaid and settled as of the Lake Michigan acquisition date, and the entity was subsequently dissolved. All of the common securities of the remaining two special purpose trusts are owned by the Corporation. The trusts exist solely to issue capital securities in the form of cumulative preferred securities (trust preferred securities) with a par value of $1,000 per security. The proceeds from the sale of the trust preferred securities were used by each trust to purchase an equivalent amount of subordinated debentures from Lake Michigan. Lake Michigan guaranteed the payment of distributions on the trust preferred securities issued by LMFCTI and LMFCTII. At the acquisition date, the Corporation assumed responsibility of the guarantees.
LMFCTI issued $10.3 million in preferred securities in October 2002. This trust preferred subordinated debt pays interest based on a floating rate tied to the three-month LIBOR plus 3.45% (effective interest rate of 3.73% as of June 30, 2015). The maturity date of this trust preferred subordinated debt is October 2032. LMFCTII issued $8.2 million in preferred securities in May 2004. This trust preferred subordinated debt pays interest based on a floating rate tied to the three-month LIBOR plus 2.7% (effective interest rate of 2.98% as of June 30, 2015). The maturity date of this trust preferred subordinated debt is May 2034. The Corporation may, at any time, redeem the LMFCTI or LMFCTII subordinated debentures at par.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

Note 8: Regulatory Capital
Federal and state banking regulations place certain restrictions on the transfer of assets, in the form of dividends, loans, or advances, from Chemical Bank, The Bank of Holland and The Bank of Northern Michigan to the Corporation. As of June 30, 2015, substantially all of the assets of Chemical Bank, The Bank of Holland and The Bank of Northern Michigan were restricted from transfer to the Corporation in the form of loans or advances. Dividends from Chemical Bank are the principal source of funds for the Corporation. In addition to the statutory limits, the Corporation considers the overall financial and capital position of Chemical Bank, The Bank of Holland, and The Bank of Northern Michigan prior to making any cash dividend decisions.
The Corporation, Chemical Bank, The Bank of Holland and The Bank of Northern Michigan are subject to various regulatory capital requirements administered by federal banking agencies. Under these capital requirements, Chemical Bank, The Bank of Holland and The Bank of Northern Michigan must meet specific capital guidelines that involve quantitative measures of assets and certain off-balance sheet items as calculated under regulatory accounting practices. In addition, capital amounts and classifications are subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements.
Quantitative measures established by regulation to ensure capital adequacy require minimum ratios of Tier 1 capital to average assets (Leverage Ratio) and common equity Tier 1, Tier 1 and Total capital to risk-weighted assets. These capital guidelines assign risk weights to on- and off-balance sheet items in arriving at total risk-weighted assets. Minimum capital levels are based upon the perceived risk of various asset categories and certain off-balance sheet instruments. Risk weighted assets of the Corporation totaled $6.99 billion, $5.70 billion and $4.90 billion at June 30, 2015, December 31, 2014 and June 30, 2014, respectively.
In July 2013, the Federal Reserve Board and FDIC approved final rules implementing the Basel Committee on Banking Supervision's (BCBS) capital guidelines for U.S. banks. Beginning January 1, 2015,the final rules include a new minimum common equity Tier 1 capital to risk-weighted assets (CET) ratio of 4.5%, in addition to raising the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and requiring a minimum leverage ratio of 4.0%. The final rules also establish a new capital conservation buffer of 2.5% of risk-weighted assets, which is phased-in over a four-year period beginning January 1, 2016.
At June 30, 2015, December 31, 2014 and June 30, 2014, Chemical Bank’s capital ratios exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.” At June 30, 2015, The Bank of Northern Michigan's capital ratios exceeded the quantitative capital ratios required for an institution to be considered "well-capitalized." At June 30, 2015, The Bank of Holland was considered "adequately-capitalized" due to the impact of push down accounting of the purchase accounting adjustments related to the Lake Michigan acquisition. Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

The summary below compares the actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
June 30, 2015
Total Capital to Risk-Weighted Assets:
Corporation	$816,595	11.7%	$559,273	8.0%	N/A	N/A
Chemical Bank	713,999	12.1	471,422	8.0	$589,277	10.0%
The Bank of Holland	72,506	9.5	61,028	8.0	76,285	10.0
The Bank of Northern Michigan	32,779	10.1	25,878	8.0	32,347	10.0
Tier 1 Capital to Risk-Weighted Assets:
Corporation	741,654	10.6	419,455	6.0	N/A	N/A
Chemical Bank	640,324	10.9	353,566	6.0	471,422	8.0
The Bank of Holland	72,506	9.5	45,771	6.0	61,028	8.0
The Bank of Northern Michigan	32,779	10.1	19,408	6.0	25,878	8.0
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Corporation	723,654	10.4	314,591	4.5	N/A	N/A
Chemical Bank	640,324	10.9	265,175	4.5	383,030	6.5
The Bank of Holland	72,506	9.5	34,328	4.5	49,585	6.5
The Bank of Northern Michigan	32,779	10.1	14,556	4.5	21,025	6.5
Leverage Ratio:
Corporation	741,654	9.4	314,344	4.0	N/A	N/A
Chemical Bank	640,324	8.5	300,703	4.0	375,878	5.0
The Bank of Holland	72,506	9.4	30,710	4.0	38,388	5.0
The Bank of Northern Michigan	32,779	9.1	14,421	4.0	18,026	5.0
December 31, 2014
Total Capital to Risk-Weighted Assets:
Corporation	$705,130	12.4%	$456,302	8.0%	N/A	N/A
Chemical Bank	654,031	11.5	455,633	8.0	$569,541	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	633,779	11.1	228,151	4.0	N/A	N/A
Chemical Bank	582,783	10.2	227,816	4.0	341,725	6.0
Leverage Ratio:
Corporation	633,779	9.3	273,226	4.0	N/A	N/A
Chemical Bank	582,783	8.5	273,048	4.0	341,310	5.0
June 30, 2014
Total Capital to Risk-Weighted Assets:
Corporation	$748,332	15.3%	$391,911	8.0%	N/A	N/A
Chemical Bank	601,561	12.3	391,305	8.0	$489,131	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	686,892	14.0	195,955	4.0	N/A	N/A
Chemical Bank	540,214	11.0	195,653	4.0	293,479	6.0
Leverage Ratio:
Corporation	686,892	11.2	244,757	4.0	N/A	N/A
Chemical Bank	540,214	8.8	244,604	4.0	305,755	5.0

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

Note 9: Fair Value Measurements
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

Level 2
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 valuations for the Corporation include government sponsored agency securities, including securities issued by the Federal Home Loan Bank, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Federal Farm Credit Bank, Student Loan Marketing Corporation and the Small Business Administration, securities issued by certain state and political subdivisions, residential mortgage-backed securities, collateralized mortgage obligations, corporate bonds, preferred stock and certain trust preferred securities. Valuations are obtained from a third-party pricing service for these investment securities.

Level 3
Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models, yield curves and similar techniques. The determination of fair value requires management judgment or estimation and generally is corroborated by external data, which includes third-party pricing services. Level 3 valuations for the Corporation include securities issued by certain state and political subdivisions, trust preferred investment securities, impaired loans, goodwill, core deposit intangible assets, non-compete intangible assets, MSRs and other real estate and repossessed assets.

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

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
Disclosure of Recurring Basis Fair Value Measurements
For assets measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets were as follows:

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
June 30, 2015
Investment securities – available-for-sale:
U.S. Treasury securities	$8,294	$—	$—	$8,294
Government sponsored agencies	—	227,907	—	227,907
State and political subdivisions	—	26,965	—	26,965
Residential mortgage-backed securities	—	212,669	—	212,669
Collateralized mortgage obligations	—	167,032	—	167,032
Corporate bonds	—	39,678	—	39,678
Preferred stock and trust preferred securities	—	3,161	—	3,161
Total investment securities – available-for-sale	8,294	677,412	—	685,706
Loans held-for-sale	—	7,798	—	7,798
Total assets measured at fair value on a recurring basis	$8,294	$685,210	$—	$693,504
December 31, 2014
Investment securities – available-for-sale:
U.S. Treasury securities	$8,259	$—	$—	$8,259
Government sponsored agencies	—	263,503	—	263,503
State and political subdivisions	—	46,227	—	46,227
Residential mortgage-backed securities	—	239,807	—	239,807
Collateralized mortgage obligations	—	144,383	—	144,383
Corporate bonds	—	45,095	—	45,095
Preferred stock	—	1,590	—	1,590
Total investment securities – available-for-sale	8,259	740,605	—	748,864
Loans held-for-sale	—	9,128	—	9,128
Total assets measured at fair value on a recurring basis	$8,259	$749,733	$—	$757,992
June 30, 2014
Investment securities – available-for-sale:
Government sponsored agencies	$—	$88,708	$—	$88,708
State and political subdivisions	—	41,608	—	41,608
Residential mortgage-backed securities	—	265,368	—	265,368
Collateralized mortgage obligations	—	153,283	—	153,283
Corporate bonds	—	65,352	—	65,352
Preferred stock	—	1,656	—	1,656
Total investment securities – available-for-sale	—	615,975	—	615,975
Loans held-for-sale	—	6,329	—	6,329
Total assets measured at fair value on a recurring basis	$—	$622,304	$—	$622,304
There were no liabilities recorded at fair value on a recurring basis at June 30, 2015, December 31, 2014 or June 30, 2014.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

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
Goodwill is subject to impairment testing on an annual basis. The assessment of goodwill for impairment requires a significant degree of judgment. In the event the assessment indicates that it is more-likely-than-not that the fair value is less than the carrying value, the asset is considered impaired and recorded at fair value. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At June 30, 2015, December 31, 2014 and June 30, 2014, no goodwill was impaired, and therefore, goodwill was not recorded at fair value on a nonrecurring basis.
Other intangible assets consist of core deposit intangible assets, non-compete intangible assets, and MSRs. These items are recorded at fair value when initially recorded. Subsequently, core deposit intangible assets and non-compete intangible assets are amortized primarily on an accelerated basis over periods ranging from ten to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset or non-compete intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets and impaired non-compete intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. At June 30, 2015, December 31, 2014 and June 30, 2014, there was no impairment identified for core deposit intangible assets or non-compete intangible assets. The fair value of MSRs is initially estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, as determined by the model, through a valuation allowance. The Corporation classifies MSRs subject to nonrecurring fair value measurements as Level 3 valuations. At December 31, 2014, the Corporation recognized a valuation allowance of $0.2 million related to impairment within certain pools attributable to the Corporation's servicing portfolio that was acquired in the Northwestern transaction. At June 30, 2015 and June 30, 2014, there was no impairment identified for MSRs and, therefore, no other intangible assets were recorded at fair value on a nonrecurring basis at those dates.
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
June 30, 2015

Disclosure of Nonrecurring Basis Fair Value Measurements
For assets measured at fair value on a nonrecurring basis, quantitative disclosures about fair value measurements for each major category of assets were as follows:

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
June 30, 2015
Impaired originated loans	$—	$—	$24,517	$24,517
Other real estate/repossessed assets	—	—	14,197	14,197
Total	$—	$—	$38,714	$38,714
December 31, 2014
Impaired originated loans	$—	$—	$21,323	$21,323
Other real estate/repossessed assets	—	—	14,205	14,205
Mortgage servicing rights	—	—	8,691	8,691
Total	$—	$—	$44,219	$44,219
June 30, 2014
Impaired originated loans	$—	$—	$29,789	$29,789
Other real estate/repossessed assets	—	—	10,392	10,392
Total	$—	$—	$40,181	$40,181
There were no liabilities recorded at fair value on a nonrecurring basis at June 30, 2015, December 31, 2014 and June 30, 2014.
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
The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At June 30, 2015, December 31, 2014 and June 30, 2014, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.
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
June 30, 2015

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
Short-term borrowings consist of securities sold under agreements to repurchase with customers, short-term FHLB advances and federal funds purchased. Fair value measurements for short-term borrowings are based on the present value of future estimated cash flows using current interest rates offered to the Corporation for debt with similar terms and are Level 2 valuations. Other borrowings consist of long-term FHLB advances, securities sold under agreements to repurchase with an unaffiliated financial institution, a non-revolving line-of-credit and subordinated debentures. Fair value measurements for other borrowings are based on the present value of future estimated cash flows using current interest rates offered to the Corporation for debt with similar terms. Long-term FHLB advances and the non-revolving line-of-credit included in other borrowings are Level 2 valuations, while securities sold under agreements to repurchase with an unaffiliated financial institution and subordinated debentures are Level 3 valuations.
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
June 30, 2015

A summary of carrying amounts and estimated fair values of the Corporation’s financial instruments included in the consolidated statements of financial position was as follows:

	Level in Fair Value Measurement Hierarchy	June 30, 2015		December 31, 2014		June 30, 2014
		Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Assets:
Cash and cash equivalents	Level 1	$215,034	$215,034	$183,020	$183,020	$140,294	$140,294
Investment securities:
Available-for-sale	Level 1	8,294	8,294	8,259	8,259	—	—
Available-for-sale	Level 2	677,412	677,412	740,605	740,605	615,975	615,975
Held-to-maturity	Level 2	469,337	466,278	305,913	308,650	297,630	297,186
Held-to-maturity	Level 3	500	300	10,500	7,090	10,500	6,775
Nonmarketable equity securities	NA	36,142	36,142	27,369	27,369	25,572	25,572
Loans held-for-sale	Level 2	7,798	7,798	9,128	9,128	6,329	6,329
Net loans	Level 3	6,959,802	6,969,655	5,612,547	5,623,454	4,821,011	4,826,672
Interest receivable	Level 2	21,668	21,668	17,492	17,492	15,827	15,827
Liabilities:
Deposits without defined maturities	Level 2	$5,547,764	$5,547,764	$4,741,024	$4,741,024	$3,814,013	$3,814,013
Time deposits	Level 3	1,745,215	1,745,215	1,337,947	1,340,015	1,278,900	1,285,992
Interest payable	Level 2	1,557	1,557	755	755	735	735
Short-term borrowings	Level 2	532,291	532,291	389,467	389,467	305,422	305,422
Other borrowings	Level 2	106,469	106,469	—	—	—	—
Other borrowings	Level 3	42,021	42,021	—	—	—	—
Note 10: Earnings Per Common Share
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

The following summarizes the numerator and denominator of the basic and diluted earnings per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Numerator for both basic and diluted earnings per common share, net income	$19,024	$16,236	$36,859	$30,049
Denominator for basic earnings per common share, weighted average common shares outstanding	35,162	30,068	33,992	29,947
Weighted average common stock equivalents	235	211	235	212
Denominator for diluted earnings per common share	35,397	30,279	34,227	30,159
Basic earnings per common share	$0.54	$0.54	$1.08	$1.00
Diluted earnings per common share	0.54	0.54	1.08	1.00
The average number of exercisable employee stock option awards outstanding that were “out-of-the-money,” whereby the option exercise price per share exceeded the market price per share and, therefore, were not included in the computation of diluted earnings per common share because they would have been anti-dilutive totaled 80,700 and 249,150 for the three months ended June 30, 2015 and 2014, respectively, and 100,875 and 252,529 for six-month period ended June 30, 2015 and 2014, respectively.
Note 11: Share-Based Compensation
The Corporation maintains share-based compensation plans under which it periodically grants share-based awards for a fixed number of shares to certain officers of the Corporation. The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. During the three-month periods ended June 30, 2015 and 2014, share-based compensation expense related to stock options, restricted stock units and other share-based awards totaled $0.8 million and $0.6 million, respectively. During the six-month periods ended June 30, 2015 and 2014, share-based compensation expense related to stock options, restricted stock units and other share-based awards totaled $1.5 million and $1.2 million, respectively.
During the six-month period ended June 30, 2015, the Corporation granted options to purchase 244,165 shares of common stock and 79,202 restricted stock units to certain officers. On April 20, 2015, the shareholders of the Corporation approved the Stock Incentive Plan of 2015, which provides for 1,300,000 shares of the Corporation's common stock to be made available for future equity-based awards and canceled the amount of shares available for future grant under prior share-based compensation plans. At June 30, 2015, there were 1,295,145 shares of common stock available for future grants under the Stock Incentive Plan of 2015.
Stock Options
The Corporation issues stock options to certain officers. Stock options are issued at the current market price of the Corporation's common stock on the date of grant and expire ten years from the date of grant. Stock options granted after 2012 vest ratably over a five-year period. Stock options granted prior to 2013 generally vest ratably over a three-year period.
In conjunction with the acquisition of Lake Michigan, the Corporation assumed the Lake Michigan Financial Corporation Stock Incentive Plan of 2012 and the Lake Michigan Financial Corporation Stock Incentive Plan of 2003 (collectively referred to as the Lake Michigan Stock Option Plans). On the date of acquisition, all outstanding Lake Michigan stock options became immediately vested, if not already vested, and were converted into 132,883 stock options for the Corporation. The converted options continue to have and are subject to the same terms of the Lake Michigan Stock Option Plans. No additional share-based awards may be granted under the Lake Michigan Stock Option Plans.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

A summary of activity for the Corporation’s stock options as of and for the six months ended June 30, 2015 is presented below:

	Non-Vested Stock Options Outstanding			Stock Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2014	432,199	$26.75	$8.30	1,037,311	$25.90
Granted	244,165	30.18	8.40	244,165	30.18
Lake Michigan converted options	—	—	—	132,883	12.93
Exercised	—	—	—	(216,690)	23.99
Vested	(150,224)	25.57	7.80	—	—
Forfeited/expired	(9,175)	28.21	8.52	(9,175)	28.21
Outstanding at June 30, 2015	516,965	$28.69	$8.49	1,188,494	$25.66
Exercisable/vested at June 30, 2015				671,529	$23.32
The weighted-average remaining contractual terms were 6.6 years for all outstanding stock options and 4.8 years for exercisable stock options at June 30, 2015. The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $6.9 million and $4.7 million, respectively, at June 30, 2015. The aggregate intrinsic values of outstanding and exercisable options at June 30, 2015 were calculated based on the closing market price of the Corporation’s common stock on June 30, 2015 of $33.06 per share less the exercise price. Options with intrinsic values less than zero, or “out-of-the-money” options, were not included in the aggregate intrinsic value reported.
At June 30, 2015, unrecognized compensation expense related to stock options totaled $4.0 million and is expected to be recognized over a remaining weighted average period of 3.9 years.
The fair value of the stock options granted during the six months ended June 30, 2015 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

Expected dividend yield	3.50%
Risk-free interest rate	1.78%
Expected stock price volatility	39.1%
Expected life of options – in years	7.0
Weighted average fair value of options granted	$8.40
Restricted Stock Units
In addition to stock options, the Corporation grants restricted stock performance units and restricted stock service-based units (collectively referred to as restricted stock units) to certain officers. The restricted stock performance units vest based on the Corporation achieving certain performance target levels and the grantee completing the requisite service period. The restricted stock performance units are eligible to vest from 0.25x to 1.5x the number of units originally granted depending on which, if any, of the performance target levels are met. However, if the minimum performance target levels are not achieved, no shares will become vested or be issued for that respective year’s restricted stock performance units. The restricted stock service-based units vest upon satisfaction of a service condition. Upon achievement of the performance target level and/or satisfaction of a service condition, if applicable, the restricted stock units are converted into shares of the Corporation’s common stock on a one-to-one basis. Compensation expense related to restricted stock units is recognized over the expected requisite performance or service period, as applicable.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

A summary of the activity for restricted stock units as of and for the six months ended June 30, 2015 is presented below:

	Number of Units	Weighted- Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2014	204,319	$24.14
Granted	79,202	28.25
Converted into shares of common stock	(67,489)	22.32
Forfeited/expired	(1,427)	25.13
Outstanding at June 30, 2015	214,605	$26.23
At June 30, 2015, unrecognized compensation expense related to restricted stock unit awards totaled $3.7 million and is expected to be recognized over a remaining weighted average period of 2.8 years.
Note 12: Pension and Other Postretirement Benefit Plans
The Corporation's retirement plans include a qualified pension plan, a nonqualified pension plan, a nonqualified postretirement benefit plan, a 401(k) savings plan, and a multi-employer defined benefit plan.
Qualified and Nonqualified Pension Plans and Nonqualified Postretirement Benefit Plans
The components of net periodic benefit cost for the Corporation’s qualified and nonqualified pension plans and nonqualified postretirement benefit plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Defined Benefit Pension Plans
Service cost	$273	$251	$545	$501
Interest cost	1,332	1,312	2,664	2,624
Expected return on plan assets	(2,161)	(2,079)	(4,322)	(4,157)
Amortization of prior service credit	(1)	(1)	(2)	(1)
Amortization of unrecognized net loss	1,056	569	2,112	1,138
Net periodic benefit cost	$499	$52	$997	$105
Postretirement Benefit Plan
Service cost	$4	$4	$8	$9
Interest cost	33	36	67	71
Amortization of prior service cost	32	33	65	65
Amortization of unrecognized net gain	—	(26)	(1)	(52)
Net periodic benefit cost	$69	$47	$139	$93
The Corporation’s pension plan does not have a contribution requirement in 2015. The Corporation did not make a contribution to the pension plan during 2014. The discount rate used to compute the Corporation's pension plan expense for 2015 is 4.15%.
401(k) Savings Plan
401(k) Savings Plan expense for the Corporation’s match of participants’ base compensation contributions and a 4% of eligible pay contribution to certain employees who are not grandfathered under the pension plan was $1.3 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively, and $2.4 million and $1.7 million for the six-month period ended June 30, 2015 and 2014, respectively.
Multi-Employer Defined Benefit Plan
In conjunction with the April 1, 2015 acquisition of Monarch, the Corporation acquired a participation in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a qualified defined benefit pension plan. Employee benefits for Monarch employees under the Plan were frozen effective April 1, 2004. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

Revenue Code (IRC). The Pentegra Plan is a single plan under IRC Section 413(c) and, as a result, all the plan's assets stand behind all of the plan's liabilities. Accordingly, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. No contributions were made by the Corporation to the Pentegra DB Plan for the three months ended June 30, 2015.
Note 13: Financial Guarantees
In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer’s creditworthiness. At June 30, 2015, December 31, 2014 and June 30, 2014, the Corporation had $45 million, $41 million and $37 million, respectively, of outstanding financial and performance standby letters of credit that expire in five years or less. The majority of these standby letters of credit are collateralized. The Corporation determined that there were no potential losses from standby letters of credit at June 30, 2015, December 31, 2014 and June 30, 2014.

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
Acquisitions
Acquisition of Lake Michigan Financial Corporation
On May 31, 2015, the Corporation acquired all of the outstanding stock of Lake Michigan Financial Corporation (Lake Michigan) for total consideration of $187.4 million, which included stock consideration of $132.9 million and cash consideration of $54.5 million. As a result of the acquisition, the Corporation issued approximately 4.3 million shares of its common stock, based on an exchange ratio of 1.326 shares of its common stock, and paid $16.64 in cash, for each share of Lake Michigan common stock outstanding. Lake Michigan, a bank holding company, owned The Bank of Holland and The Bank of Northern Michigan, which combined operate five banking offices in Holland, Grand Haven, Grand Rapids, Petoskey and Traverse City, Michigan. The Bank of Holland and The Bank of Northern Michigan will be operated as separate subsidiaries of the Corporation until their planned consolidation with and into Chemical Bank in the fourth quarter of 2015 in conjunction with conversion of their core data systems into Chemical Bank's. The acquisition of Lake Michigan resulted in increases in the Corporation's total assets of $1.24 billion, including total loans of $986 million, and total deposits of $925 million. In connection with the acquisition of Lake Michigan, the Corporation recorded $100 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Lake Michigan. In addition, the Corporation recorded $7.9 million of core deposit and other intangible assets in conjunction with the acquisition.

Acquisition of Monarch Community Bancorp, Inc.
On April 1, 2015, the Corporation acquired all of the outstanding stock of Monarch Community Bancorp, Inc. (Monarch) in an all-stock transaction valued at $27.2 million. As a result of the acquisition, the Corporation issued 860,575 shares of its common stock based on an exchange ratio of 0.0982 shares of its common stock for each share of Monarch common stock outstanding. Monarch, a bank holding company, owned Monarch Community Bank, which operated five full service branch offices in Coldwater, Marshall, Hillsdale and Union City, Michigan. Monarch Community Bank was consolidated with and into Chemical Bank on May 8, 2015. The acquisition of Monarch resulted in increases in the Corporation's total assets of $183 million, including total loans of $122 million, and total deposits of $144 million. In connection with the acquisition of Monarch, the Corporation recorded $5.4 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Monarch. In addition, the Corporation recorded $1.9 million of core deposit intangible assets in conjunction with the acquisition.
In conjunction with the acquisition of Monarch, the Corporation closed two branches in communities where Monarch and Chemical Bank had overlapping branches. The Corporation did not recognize any expense as a result of closing these branch office locations. The majority of the employees of these two branch offices were transferred to other nearby Chemical Bank branch locations or other open positions within Chemical Bank.
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

Summary
The Corporation's net income was $19.0 million, or $0.54 per diluted share, in the second quarter of 2015, compared to net income of $16.2 million, or $0.54 per diluted share, in the second quarter of 2014 and net income of $17.8 million, or $0.54 per diluted share, in the first quarter of 2015. Nonrecurring transaction-related expenses totaled $3.5 million in the second quarter of 2015, $0.6 million in the second quarter of 2014 and $1.4 million in the first quarter of 2015. Excluding nonrecurring transaction-related expenses, net income was $21.7 million, or $0.61 per diluted share, in the second quarter of 2015, compared to $16.7 million, or $0.55 per diluted share, in the second quarter of 2014 and $18.7 million, or $0.57 per diluted share, in the first quarter of 2015. Net income, excluding nonrecurring transaction-related expenses, in the second quarter of 2015, was 30% higher than the second quarter of 2014 due to higher net interest income and higher noninterest income, which were partially offset by higher operating expenses. The increases in income and expenses were due, in part, to the Lake Michigan, Monarch, and Northwestern transactions. Net income, excluding nonrecurring transaction-related expenses, in the second quarter of 2015 was 16% higher than the first quarter of 2015 due largely to incremental income resulting from the Lake Michigan and Monarch transactions.
Return on average assets, on an annualized basis, was 0.94% in the second quarter of 2015, compared to 1.04% in the second quarter of 2014 and 0.98% in the first quarter of 2015. Return on average equity, on an annualized basis, was 8.6% in the second quarter of 2015, compared to 9.1% in the second quarter of 2014 and 9.0% in the first quarter of 2015.
The Corporation's net income was $36.9 million, or $1.08 per diluted share, for the six months ended June 30, 2015, compared to net income of $30.0 million, or $1.00 per diluted share, for the six months ended June 30, 2014. Excluding nonrecurring transaction-related expenses of $4.8 million and $1.0 million for the six months ended June 30, 2015 and 2014, respectively, the Corporation's net income was $40.4 million, or $1.18 per diluted share, for the six months ended June 30, 2015, compared to $30.7 million, or $1.02 per diluted share, for the six months ended June 30, 2014. The increase in net income for the six months ended June 30, 2015 over the same period for 2014 was due to a combination of the impact of the three acquisitions and organic loan growth.
Financial Condition
Total Assets
Total assets were $9.02 billion at June 30, 2015, an increase of $1.47 billion, or 19%, from total assets of $7.55 billion at March 31, 2015, an increase of $1.70 billion, or 23%, from total assets of $7.32 billion at December 31, 2014 and an increase of $2.79 billion, or 45%, from total assets of $6.23 billion at June 30, 2014.
Interest-earning assets were $8.28 billion at June 30, 2015, an increase of $1.20 billion, or 17%, from interest-earning assets of $7.08 billion at March 31, 2015, an increase of $1.45 billion, or 21%, from interest-earning assets of $6.83 billion at December 31, 2014, and an increase of $2.42 billion, or 41%, from interest-earning assets of $5.86 billion at June 30, 2014.
The increases in total assets and interest-earning assets during the three months ended June 30, 2015 were primarily due to the acquisitions of Lake Michigan and Monarch, along with organic loan growth. The increases in total assets and interest-earning assets during the twelve-month period ended June 30, 2015 were attributable to a combination of the acquisitions of Lake Michigan, Monarch and Northwestern and an increase in customer deposits that were used to partially fund loan growth. Lake Michigan, Monarch and Northwestern added total assets of $1.24 billion, $183 million and $815 million, respectively, and interest-earning assets of $1.08 billion, $143 million and $680 million, respectively, as of the respective acquisition dates.
Investment Securities
The carrying value of investment securities totaled $1.16 billion at June 30, 2015, an increase of $93 million, or 8.8%, from investment securities of $1.06 billion at March 31, 2015, an increase of $90 million, or 8.5%, from investment securities of $1.07 billion at December 31, 2014, and an increase of $231 million, or 25%, from investment securities of $924.1 million at June 30, 2014. The increase in investment securities during the three months ended June 30, 2015 was attributable to the Lake Michigan transaction, which was partially offset by the Corporation utilizing some of the liquidity from maturing investment securities to partially fund loan growth. The Corporation acquired $67 million of investment securities in the Lake Michigan acquisition, which were primarily comprised of collateralized mortgage obligations. The increase in investment securities during the twelve months ended June 30, 2015 was also attributable to the Northwestern transaction, which was partially offset by the Corporation utilizing some of the liquidity from maturing investment securities to partially fund loan growth.

A summary of the composition of the carrying value of the Corporation's investments securities portfolio follows:

	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014
	(In thousands)
Available-for-sale:
U.S. Treasury securities	$8,294	$8,302	$8,259	$—
Government sponsored agencies	227,907	250,430	263,503	88,708
State and political subdivisions	26,965	32,322	46,227	41,608
Residential mortgage-backed securities	212,669	219,601	239,807	265,368
Collateralized mortgage obligations	167,032	133,300	144,383	153,283
Corporate bonds	39,678	34,997	45,095	65,352
Preferred stock and trust preferred securities	3,161	1,692	1,590	1,656
Total available-for-sale investment securities	685,706	680,644	748,864	615,975
Held-to-maturity:
State and political subdivisions	469,337	370,950	305,913	297,630
Trust preferred securities	500	10,500	10,500	10,500
Total held-to-maturity investment securities	469,837	381,450	316,413	308,130
Total investment securities	$1,155,543	$1,062,094	$1,065,277	$924,105
At June 30, 2015, the Corporation's investment securities portfolio consisted of: U.S. Treasury securities, comprised of fixed-rate government debt obligations issued by the U.S. Department of Treasury, totaling $8.3 million; government sponsored agency (GSA) debt obligations, comprised primarily of fixed-rate instruments backed by Federal Home Loan Banks, Federal Farm Credit Banks and Student Loan Marketing Corporation, totaling $227.9 million; state and political subdivisions debt obligations, comprised primarily of general debt obligations of issuers primarily located in the State of Michigan, totaling $496.3 million; residential mortgage-backed securities (MBSs), comprised primarily of fixed-rate instruments backed by a U.S. government agency (Government National Mortgage Association) or government sponsored enterprises (Federal Home Loan Mortgage Corporation and Federal National Mortgage Association), totaling $212.7 million; collaterized mortgage obligations (CMOs), comprised of approximately 55% fixed-rate and 45% variable-rate instruments backed by the same U.S. government agency and government sponsored enterprises as the residential MBSs with average maturities of less than three years, totaling $167.0 million; corporate bonds, comprised primarily of debt obligations of large U.S. global financial organizations, totaling $39.7 million; and preferred stock and trust preferred securities (TRUPs), comprised of preferred stock debt instruments of two large regional/national banks and variable-rate TRUPs from both a publicly-traded bank holding company and a small non-public bank holding company, totaling $3.7 million. Fixed-rate instruments comprised 87% of the Corporation's investment securities portfolio at June 30, 2015.
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
The Corporation's investment securities portfolio, with a carrying value of $1.16 billion at June 30, 2015, had gross impairment of $11.1 million at that date. Management believed that the unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates on the investment securities and market illiquidity and not as a result of credit-related issues. Accordingly, the Corporation believed the impairment in its investment securities portfolio at June 30, 2015 was temporary in nature and, therefore, no impairment loss was recognized in the Corporation's consolidated statement of income for the three months ended June 30, 2015. However, other-than-temporary impairment (OTTI) may occur in the future as a result of material declines in the fair value of investment securities resulting from market, credit, economic or other conditions. A further discussion of the assessment of potential impairment and the Corporation's process that resulted in the conclusion that the impairment was temporary in nature follows.
At June 30, 2015, the gross impairment in the Corporation's investment securities portfolio of $11.1 million was comprised as follows: GSA securities, residential MBSs and CMOs, combined, of $2.9 million; state and political subdivisions securities of $7.9 million; corporate bonds of less than $0.1 million; and TRUPs of $0.2 million. The amortized costs and fair values of investment securities are disclosed in Note 3 to the consolidated financial statements.

GSA securities, residential MBSs and CMOs, included in the available-for-sale investment securities portfolio, had a combined amortized cost of $609 million and gross impairment of $2.9 million at June 30, 2015. Virtually all of the impaired investment securities in these categories are backed by the full faith and credit of the U.S. government or a guarantee of a U.S. government agency or government sponsored enterprise. The Corporation determined that the impairment on these investment securities was attributable to current market interest rates being higher than the yields being earned on these investment securities. The Corporation concluded that the impairment of its GSA securities, residential MBSs and CMOs was temporary in nature at June 30, 2015.
State and political subdivisions securities, included in the available-for-sale and the held-to-maturity investment securities portfolios, had an amortized cost of $496 million and gross impairment of $7.9 million at June 30, 2015. The Corporation's state and political subdivisions securities are almost entirely from issuers primarily located in the State of Michigan and are general obligations of the issuer, meaning that repayment of these obligations is funded by general tax collections of the issuer. The Corporation holds no debt obligations issued by the City of Detroit, Michigan. The gross impairment was attributable to impaired state and political subdivisions securities with an amortized cost of $329 million that generally mature beyond 2018. It was the Corporation's assessment that the impairment on these investment securities was attributable to current market interest rates being slightly higher than the yield on these investment securities, illiquidity in the market for a portion of these investment securities caused by the market's perception of the Michigan economy, and illiquidity in the market due to the nature of a portion of these investment securities. The Corporation concluded that the impairment of its state and political subdivisions securities was temporary in nature at June 30, 2015.
At June 30, 2015, the Corporation held one TRUP in the held-to-maturity investment securities portfolio, with an amortized cost of $0.5 million and gross impairment of $0.2 million. This TRUP represents a 10% interest in the TRUP of a non-public bank holding company in Michigan. At June 30, 2015, the issuer was categorized as well-capitalized under applicable regulatory requirements. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly. All scheduled interest payments on this TRUP have been made on a timely basis. At June 30, 2015, the Corporation was not aware of any regulatory orders, memorandums of understanding or cease and desist orders that had been issued to the issuer of this TRUP or any subsidiary. In reviewing all reasonably available financial information regarding the TRUP, it was the Corporation's opinion that the carrying value at its original cost of $0.5 million was supported by the issuer's financial position at June 30, 2015. While the fair value of the TRUP was $0.2 million below the Corporation's amortized cost at June 30, 2015, the Corporation concluded that the impairment was temporary in nature at June 30, 2015.
As of March 31, 2015, December 31, 2014 and June 30, 2014, the Corporation also held a $10.0 million TRUP investment security which represented a 100% interest in a TRUP of Lake Michigan. In conjunction with the Lake Michigan transaction, this investment was settled as of the acquisition date at par.
At June 30, 2015, the Corporation expected to fully recover the entire amortized cost basis of each impaired investment security in its investment securities portfolio at that date. Furthermore, at June 30, 2015, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation would not have to sell any of its impaired investment securities before a full recovery of amortized cost. However, there can be no assurance that OTTI losses will not be recognized on the TRUPs or on any other investment security in the future.
Loans
The Corporation's loan portfolio is comprised of commercial, commercial real estate, real estate construction and land development loans, referred to as the Corporation's commercial loan portfolio, and residential mortgage, consumer installment and home equity loans, referred to as the Corporation's consumer loan portfolio. At June 30, 2015, the Corporation's loan portfolio was $7.03 billion and consisted of loans in the commercial loan portfolio totaling $4.11 billion, or 58% of total loans, and loans in the consumer loan portfolio totaling $2.92 billion, or 42% of total loans. Loans at fixed interest rates comprised 74% of the Corporation's total loan portfolio at June 30, 2015, compared to 76% at March 31, 2015, 77% at December 31, 2014 and 76% at June 30, 2014.
The Corporation's subsidiary banks are full-service commercial banks, and the acceptance and management of credit risk is an integral part of the Corporation's business. The Corporation maintains loan policies and credit underwriting standards as part of the process of managing credit risk. These standards include making loans generally only within the Corporation's market areas. The Corporation's lending markets generally consist of communities across the lower peninsula of Michigan, except for the southeastern portion of Michigan. The Corporation has no foreign loans or any loans to finance highly leveraged transactions. The Corporation's lending philosophy is implemented through strong administrative and reporting controls. The Corporation maintains a centralized independent loan review function that monitors the approval process and ongoing asset quality of the loan portfolio.

Total loans were $7.03 billion at June 30, 2015, an increase of $1.33 billion, or 23%, from total loans of $5.70 billion at March 31, 2015, an increase of $1.35 billion, or 24%, from total loans of $5.69 billion at December 31, 2014 and an increase of $2.14 billion, or 44%, from total loans of $4.90 billion at June 30, 2014. The increase in total loans during the twelve-month period ended June 30, 2015 was attributable to organic loan growth of $553 million, or 11%, and $1.58 billion of loans acquired through acquisitions, including $986 million, $122 million and $475 million of loans acquired in the Lake Michigan, Monarch and Northwestern transactions, respectively. The organic loan growth generally occurred across all major loan categories and across all of the Corporation's banking markets and were attributable to a combination of improving economic conditions and higher loan demand, as well as the Corporation increasing its market share in both its commercial and consumer loan portfolios.
A summary of acquisition-related loan growth during the second quarter of 2015 and over the past year follows:

	Lake Michigan (May 31, 2015)	Monarch (April 1, 2015)	Acquisition-Related Loan Growth - Three and Six Months Ended June 30, 2015	North-western (October 31, 2014)	Acquisition-Related Loan Growth - Twelve Months Ended June 30, 2015
	(In millions)
Commercial loan portfolio:
Commercial	$301	$19	$320	$46	$366
Commercial real estate	532	45	577	223	800
Real estate construction	18	—	18	3	21
Land development	—	—	—	11	11
Subtotal	851	64	915	283	1,198
Consumer loan portfolio:
Residential mortgage	79	49	128	106	234
Consumer installment	8	—	8	6	14
Home equity	48	9	57	80	137
Subtotal	135	58	193	192	385
Total loans	$986	$122	$1,108	$475	$1,583
A summary of the composition of the Corporation's loan portfolio, by major loan category, follows:

	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014
	(In thousands)
Commercial loan portfolio:
Commercial	$1,754,873	$1,356,169	$1,354,881	$1,212,383
Commercial real estate	2,243,513	1,616,923	1,557,648	1,298,365
Real estate construction	101,717	95,923	152,745	101,168
Land development	10,595	12,916	18,750	10,956
Subtotal	4,110,698	3,081,931	3,084,024	2,622,872
Consumer loan portfolio:
Residential mortgage	1,310,167	1,117,445	1,110,390	970,397
Consumer installment	887,907	844,066	829,570	744,781
Home equity	725,971	659,432	664,246	560,754
Subtotal	2,924,045	2,620,943	2,604,206	2,275,932
Total loans	$7,034,743	$5,702,874	$5,688,230	$4,898,804
A discussion of the Corporation’s loan portfolio by category follows.

Commercial Loan Portfolio
The Corporation's commercial loan portfolio is comprised of commercial loans, commercial real estate loans, real estate construction loans and land development loans. The Corporation's commercial loan portfolio is well diversified across business lines and has no concentration in any one industry. The commercial loan portfolio of $4.11 billion at June 30, 2015 included 120 loan relationships of $5.0 million or greater. These 120 loan relationships totaled $1.17 billion, which represented 28% of the commercial loan portfolio at June 30, 2015, and included 37 loan relationships that had outstanding balances of $10 million or higher, totaling $582 million, or 14% of the commercial loan portfolio, at that date. The Corporation had 7 loan relationships that had outstanding balances of $20 million or higher, totaling $174 million, or 4.2% of the commercial loan portfolio, at June 30, 2015. The Corporation had 16 loan relationships at June 30, 2015 with loan balances greater than $5.0 million and less than $10 million, totaling $138 million, that had unfunded credit commitments totaling $80 million that, if advanced, could result in a loan relationship of $10 million or more.
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
Commercial loans were $1.75 billion at June 30, 2015, compared to $1.36 billion at March 31, 2015, $1.35 billion at December 31, 2014 and $1.21 billion at June 30, 2014. Commercial loans grew organically by $78 million, or 5.8%, during the second quarter of 2015 and $176 million, or 14.5%, during the twelve months ended June 30, 2015, with the remainder of the growth attributable to the three acquisition transactions completed during the last three quarters. Commercial loans represented 24.9% of the Corporation's loan portfolio at June 30, 2015, compared to 23.8%, 23.8% and 24.8% at March 31, 2015, December 31, 2014, and June 30, 2014, respectively.
Commercial real estate loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Commercial real estate loans were $2.24 billion at June 30, 2015, compared to $1.62 billion at March 31, 2015, $1.56 billion at December 31, 2014 and $1.30 billion at June 30, 2014. Commercial real estate loans grew organically by $50 million, or 3.1%, during the second quarter of 2015 and $146 million, or 11.3%, during the twelve months ended June 30, 2015, with the remainder of the growth attributable to the three acquisition transactions completed during the last three quarters. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 47%, 51% and 2%, respectively, of the Corporation's commercial real estate loans outstanding at June 30, 2015. Commercial real estate loans represented 31.9% of the Corporation's loan portfolio at June 30, 2015, compared to 28.4%, 27.4% and 26.5% at March 31, 2015, December 31, 2014 and June 30, 2014, respectively.
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
Real estate construction loans are primarily originated for construction of commercial properties and often convert to a commercial real estate loan at the completion of the construction period. Real estate construction loans were $102 million at June 30, 2015, compared to $96 million at March 31, 2015, $153 million at December 31, 2014 and $101 million at June 30, 2014. Real estate construction loans represented 1.4% of the Corporation's loan portfolio at June 30, 2015, compared to 1.7%, 2.7% and 2.1% at March 31, 2015, December 31, 2014 and June 30, 2014, respectively.
Land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. A majority of the Corporation's land development loans consist of loans to develop residential real estate. Land development loans are generally originated with the intention that the loans will be repaid through the sale of finished properties by the developers within twelve months of the completion date. Land development loans were $10.6 million at June 30, 2015, compared to $12.9 million at March 31, 2015, $18.8 million at December 31, 2014 and $11.0 million at June 30, 2014. Land development loans represented 0.2% of the Corporation's loan portfolio at June 30, 2015, compared to 0.2%, 0.3%, and 0.2% at March 31, 2015, December 31, 2014 and June 30, 2014, respectively.

Real estate construction and land development lending involves a higher degree of risk than commercial real estate lending and residential mortgage lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates, the need to obtain a tenant or purchaser of the property if it will not be owner-occupied or the need to sell developed properties. The Corporation generally attempts to mitigate the risks associated with real estate construction and land development lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. At June 30, 2015, $1.9 million, or 18%, of the Corporation's $10.6 million of land development loans were impaired, whereby the Corporation determined it was probable that the full amount of principal and interest would not be collected on these loans in accordance with their original contractual terms.
Consumer Loan Portfolio
The Corporation's consumer loan portfolio is comprised of residential mortgage loans, consumer installment loans and home equity loans and lines of credit.
Residential mortgage loans consist primarily of one- to four-family residential loans with fixed interest rates of fifteen years or less with amortization periods generally from fifteen to thirty years. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance. At June 30, 2015, approximately 70% of the Corporation's residential mortgage loans had an original loan-to-value ratio of 80% or less.
Residential mortgage loans were $1.31 billion at June 30, 2015, compared to $1.12 billion at March 31, 2015, $1.11 billion at December 31, 2014 and $970 million at June 30, 2014. Residential mortgage loans grew organically by $48 million, or 4.3%, during the second quarter of 2015 and $89 million, or 9.2%, during the twelve months ended June 30, 2015, with the remainder of the growth attributable to the three acquisition transactions completed during the last three quarters. Residential mortgage loans had historically involved the least amount of credit risk in the Corporation's loan portfolio, although the risk on these loans increased over the last several years when the unemployment rate increased and real estate property values declined in the State of Michigan. Residential mortgage loans also include loans to consumers for the construction of single family residences that are secured by these properties. Residential mortgage construction loans to consumers were $69.6 million at June 30, 2015, compared to $51.7 million at March 31, 2015, $42.5 million at December 31, 2014 and $37.0 million at June 30, 2014. Residential mortgage loans represented 18.6% of the Corporation's loan portfolio at June 30, 2015, compared to 19.6%, 19.5% and 19.8% at March 31, 2015, December 31, 2014 and June 30, 2014, respectively. The Corporation had residential mortgage loans with maturities beyond five years and that were at fixed interest rates totaling $319 million at June 30, 2015, compared to $304 million, $306 million and $311 million at March 31, 2015, December 31, 2014 and June 30, 2014, respectively.
The Corporation's consumer installment loans consist of relatively small loan amounts to consumers to finance personal items (primarily automobiles, recreational vehicles and marine vehicles) and are comprised primarily of indirect loans purchased from dealerships. Consumer installment loans were $888 million at June 30, 2015, compared to $844 million at March 31, 2015, $830 million at December 31, 2014 and $745 million at June 30, 2014. Consumer installment loans grew organically by $36 million, or 4.3%, during the second quarter of 2015 and $129 million, or 17%, during the twelve months ended June 30, 2015, with the remainder of the growth attributable to the three acquisition transactions completed during the last three quarters. At June 30, 2015, collateral securing consumer installment loans was comprised approximately as follows: automobiles - 59%; recreational vehicles - 24%; marine vehicles - 12%; other collateral - 4%; and unsecured - 1%. Consumer installment loans represented 12.6% of the Corporation's loan portfolio at June 30, 2015, compared to 14.8%, 14.6% and 15.2% at March 31, 2015, December 31, 2014 and June 30, 2014, respectively.
The Corporation's home equity loans, including home equity lines of credit, are comprised of loans to consumers who utilize equity in their personal residence, including junior lien mortgages, as collateral to secure the loan or line of credit. Home equity loans were $726 million at June 30, 2015, compared to $659 million at March 31, 2015, $664 million at December 31, 2014 and $561 million at June 30, 2014. Home equity loans grew organically by $10 million, or 1.5%, during the second quarter of 2015 and $28 million, or 5.0%, during the twelve months ended June 30, 2015, with the remainder of the growth attributable to the three acquisition transactions completed during the last three quarters. At June 30, 2015, approximately 56% of the Corporation's home equity loans were first lien mortgages and 44% were junior lien mortgages. Home equity loans represented 10.3% of the Corporation's loan portfolio at June 30, 2015, compared to 11.6%, 11.7% and 11.4% at March 31, 2015, December 31, 2014 and June 30, 2014, respectively. Home equity lines of credit comprised 40% of the Corporation's home equity loans at June 30, 2015 compared to 35% at both March 31, 2015 and December 31, 2014 and 33% at June 30, 2014. The majority of the Corporation's home equity lines of credit are comprised of loans with payments of interest only and original maturities of up to ten years. These home equity lines of credit include junior lien mortgages whereby the first lien mortgage is held by a nonaffiliated financial institution.

Consumer installment and home equity loans generally have shorter terms than residential mortgage loans, but generally involve more credit risk than residential mortgage lending because of the type and nature of the collateral. The Corporation experienced decreases in losses on consumer installment and home equity loans, with net loan losses totaling 14 basis points (annualized) of average consumer installment and home equity loans during the first six months of 2015, compared to 32 basis points and 43 basis points of average consumer installment and home equity loans in 2014 and 2013, respectively. Consumer installment and home equity loans are spread across many individual borrowers, which minimizes the risk per loan transaction. The Corporation originates consumer installment and home equity loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer installment and home equity lending collections are dependent on the borrowers' continuing financial stability and are more likely to be affected by adverse personal situations. Collateral values on properties securing consumer installment and home equity loans are negatively impacted by many factors, including the physical condition of the collateral and property values, although losses on consumer installment and home equity loans are often more significantly impacted by the unemployment rate and other economic conditions. The unemployment rate in the State of Michigan was 5.5% at June 30, 2015 compared to 5.6%, 6.3%, and 7.5% at March 31, 2015, December 31, 2014 and June 30, 2014, respectively, although still higher than the national average of 5.3% at June 30, 2015.
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
Nonperforming assets were $85.1 million at June 30, 2015, a decrease of $2.4 million, or 2.7%, from $87.5 million at March 31, 2015 and a decrease of $0.3 million, or 0.3%, from $85.4 million at December 31, 2014. Nonperforming assets represented 0.94%, 1.16% and1.17% of total assets at June 30, 2015, March 31, 2015 and December 31, 2014, respectively. The Corporation's nonperforming assets are not concentrated in any one industry or any one geographical area within Michigan. At June 30, 2015, there were two commercial loan relationships exceeding $5.0 million, totaling $10.8 million, which were in nonperforming status, of which one totaling $5.5 million has been in nonperforming status for over five years. While the economic climate in Michigan continues to improve, based on declines in both residential and commercial real estate appraised values due to the weakness in the Michigan economy over the past several years, management continues to evaluate and, when appropriate, obtain new appraisals or discount appraised values of existing appraisals to compute net realizable values of nonperforming real estate secured loans and other real estate properties.
Nonperforming assets at June 30, 2015, March 31, 2015 and December 31, 2014 did not include impaired acquired loans totaling $15.9 million, $11.2 million and $19.9 million, respectively, even though these loans were not performing in accordance with their original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools. Acquired loans not performing in accordance with the loan's original contractual terms are included in the Corporation's impaired loan schedule in Note 4 to the consolidated financial statements.

The following schedule provides a summary of nonperforming assets:

	June 30, 2015	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Nonaccrual loans:
Commercial	$17,260	$18,904	$16,418
Commercial real estate	25,287	24,766	24,966
Real estate construction	247	663	162
Land development	255	290	225
Residential mortgage	6,004	6,514	6,706
Consumer installment	393	433	500
Home equity	1,769	1,870	1,667
Total nonaccrual loans	51,215	53,440	50,644
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	711	52	170
Commercial real estate	56	148	—
Real estate construction	—	—	—
Land development	—	—	—
Residential mortgage	424	172	557
Consumer installment	—	—	—
Home equity	588	429	1,346
Total accruing loans contractually past due 90 days or more as to interest or principal payments	1,779	801	2,073
Nonperforming TDRs:
Commercial loan portfolio	14,547	15,810	15,271
Consumer loan portfolio	3,365	2,690	3,196
Total nonperforming TDRs	17,912	18,500	18,467
Total nonperforming loans	70,906	72,741	71,184
Other real estate and repossessed assets(1)	14,197	14,744	14,205
Total nonperforming assets	$85,103	$87,485	$85,389
Nonperforming loans as a percent of total loans	1.01%	1.28%	1.25%
Nonperforming assets as a percent of total assets	0.94%	1.16%	1.17%

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held-for-sale.
The Corporation's nonaccrual loans that meet the definition of a TDR (nonaccrual TDR) totaled $35.7 million at June 30, 2015, compared to $37.3 million at March 31, 2015 and $37.2 million at December 31, 2014. These loans have been modified by providing the borrower a financial concession that is intended to improve the Corporation's probability of collection of the amounts due.
The following schedule summarizes changes in nonaccrual loans during the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$53,440	$57,687	$50,644	$61,897
Additions during period	8,456	7,634	19,037	14,301
Principal balances charged off	(2,369)	(2,751)	(4,771)	(5,703)
Transfers to other real estate/repossessed assets	(1,744)	(1,354)	(3,526)	(3,376)
Returned to accrual status	(871)	(3,437)	(1,497)	(5,734)
Payments received	(5,697)	(2,144)	(8,672)	(5,750)
Balance at end of period	$51,215	$55,635	$51,215	$55,635

Nonperforming Loans
The following schedule provides the composition of nonperforming loans, by major loan category, as of June 30, 2015, March 31, 2015 and December 31, 2014.

	June 30, 2015		March 31, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	$21,514	30.3%	$22,448	30.9%	$21,121	29.7%
Commercial real estate	36,012	50.8	37,182	51.1	35,654	50.1
Real estate construction	247	0.4	663	0.9	162	0.2
Land development	590	0.8	340	0.5	275	0.4
Subtotal-commercial loan portfolio	58,363	82.3	60,633	83.4	57,212	80.4
Consumer loan portfolio:
Residential mortgage	9,793	13.8	9,376	12.9	10,459	14.7
Consumer installment	393	0.6	433	0.6	500	0.7
Home equity	2,357	3.3	2,299	3.1	3,013	4.2
Subtotal-consumer loan portfolio	12,543	17.7	12,108	16.6	13,972	19.6
Total nonperforming loans	$70,906	100.0%	$72,741	100.0%	$71,184	100.0%
Total nonperforming loans were $70.9 million at June 30, 2015, a decrease of $1.8 million, or 2.5%, compared to $72.7 million at March 31, 2015 and a decrease of $0.3 million, or 0.4%, compared to $71.2 million at December 31, 2014. The Corporation's nonperforming loans in the commercial loan portfolio were $58.4 million at June 30, 2015, a decrease of $2.3 million, or 3.7%, from $60.6 million at March 31, 2015 and an increase of $1.2 million, or 2.0%, from $57.2 million at December 31, 2014. Nonperforming loans in the commercial loan portfolio comprised 82% of total nonperforming loans at June 30, 2015, compared to 83% at March 31, 2015 and 80% at December 31, 2014. The Corporation's nonperforming loans in the consumer loan portfolio were $12.5 million at June 30, 2015, an increase of $0.4 million, or 3.6%, from $12.1 million at March 31, 2015 and a decrease of $1.4 million, or 10.2%, from $14.0 million at December 31, 2014.
Nonperforming Loans — Commercial Loan Portfolio
Nonperforming commercial loans were $21.5 million at June 30, 2015, a decrease of $0.9 million, or 4.2%, from $22.4 million at March 31, 2015 and an increase of $0.4 million, or 1.9%, from $21.1 million at December 31, 2014. Nonperforming commercial loans comprised 1.2% of total commercial loans at June 30, 2015, compared to 1.7% at March 31, 2015 and 1.6% at December 31, 2014. At June 30, 2015, approximately 33% of the Corporation's nonperforming commercial loans were secured by income-producing farmland, with the largest concentration of these nonperforming commercial loans with one customer relationship totaling $5.3 million that was secured by income-producing farmland and other assets and has been in nonperforming status for over one year. At June 30, 2015, the loans in this relationship were believed to be adequately secured and the Corporation did not require a specific impairment reserve on them at that date.
Nonperforming commercial real estate loans were $36.0 million at June 30, 2015, a decrease of $1.2 million, or 3.1%, from $37.2 million at March 31, 2015 and an increase of $0.4 million, or 1.0%, from $35.7 million at December 31, 2014. Nonperforming commercial real estate loans comprised 1.6% of total commercial real estate loans at June 30, 2015, compared to 2.3% at both March 31, 2015 and December 31, 2014, respectively. Nonperforming commercial real estate loans secured by owner occupied real estate, non-owner occupied real estate and vacant land totaled $19.7 million, $8.4 million and $7.9 million, respectively, at June 30, 2015, and comprised 2.5%, 1.6% and 21.6%, respectively, of total owner occupied real estate, non-owner occupied real estate and vacant land loans included in the Corporation's originated commercial real estate loans at June 30, 2015. At June 30, 2015, the Corporation's nonperforming commercial real estate loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation's market areas. The largest concentration of nonperforming commercial real estate loans at June 30, 2015 was one customer relationship totaling $5.4 million that was primarily secured by vacant land and has been in nonperforming status for over five years. This same customer relationship had nonperforming land development loans of $0.1 million and nonperforming residential mortgage loans of $0.4 million. At June 30, 2015, the loans in this relationship were believed to be adequately secured and the Corporation did not require a specific impairment reserve on them at that date.
Nonperforming real estate construction loans were $0.2 million at June 30, 2015, compared to $0.7 million at March 31, 2015 and $0.2 million at December 31, 2014. Nonperforming real estate construction loans comprised 0.2% of total real estate construction loans at June 30, 2015, compared to 0.7% and 0.1% at March 31, 2015 and December 31, 2014, respectively.

Nonperforming land development loans were $0.6 million at June 30, 2015, compared to $0.3 million at both March 31, 2015 and December 31, 2014. Nonperforming land development loans comprised 5.6% of total land development loans at June 30, 2015, compared to 2.6% and 1.5% at March 31, 2015 and December 31, 2014, respectively. At June 30, 2015, nonperforming land development loans were secured primarily by residential real estate improved lots and housing units.
At June 30, 2015, the Corporation had nonperforming loans in the commercial loan portfolio of $2.3 million that were secured by real estate and were in various stages of foreclosure, compared to $2.9 million at March 31, 2015 and $2.2 million at December 31, 2014.
The following schedule presents information related to stratification of nonperforming loans in the commercial loan portfolio by dollar amount at June 30, 2015, March 31, 2015 and December 31, 2014.

	June 30, 2015		March 31, 2015		December 31, 2014
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
$5,000,000 or more	2	$10,750	2	$11,030	2	$11,418
$2,500,000 – $4,999,999	2	6,119	1	3,584	2	6,298
$1,000,000 – $2,499,999	6	8,897	9	13,853	5	7,157
$500,000 – $999,999	19	13,519	20	13,439	22	14,892
$250,000 – $499,999	19	7,309	16	6,048	17	5,466
Under $250,000	141	11,769	166	12,679	167	11,981
Total	189	$58,363	214	$60,633	215	$57,212
Nonperforming Loans — Consumer Loan Portfolio
Nonperforming residential mortgage loans were $9.8 million at June 30, 2015, an increase of $0.4 million, or 4.4%, from $9.4 million at March 31, 2015 and a decrease of $0.7 million, or 6.4%, from $10.5 million at December 31, 2014. Nonperforming residential mortgage loans comprised 0.7% of total residential mortgage loans at June 30, 2015, compared to 0.8% and 0.9% of total residential mortgage loans at March 31, 2015 and December 31, 2014, respectively. At June 30, 2015, a total of $2.0 million of nonperforming residential mortgage loans were in various stages of foreclosure, compared to $2.2 million at March 31, 2015 and $2.3 million at December 31, 2014.
Nonperforming consumer installment loans were $0.4 million at both June 30, 2015 and March 31, 2015, compared to $0.5 million at December 31, 2014. Nonperforming consumer installment loans comprised 0.04% of total consumer installment loans at June 30, 2015, compared to 0.05% at March 31, 2015 and 0.06% at December 31, 2014.
Nonperforming home equity loans were $2.4 million at June 30, 2015, an increase of $0.1 million, or 2.5%, from $2.3 million at March 31, 2015 and a decrease of $0.7 million, or 21.8%, from $3.0 million at December 31, 2014. Nonperforming home equity loans comprised 0.3% of total home equity loans at both June 30, 2015 and March 31, 2015, compared to 0.5% at December 31, 2014.
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

The Corporation's performing and nonperforming TDRs continue to accrue interest at the loan's original interest rate as the Corporation expects to collect the remaining principal balance on the loan. A TDR is reported as a nonperforming loan (nonperforming TDR) until a six-month payment history of principal and interest payments is sustained in accordance with the loan modification, at which time the Corporation moves the loan to a performing status (performing TDR). If a performing TDR becomes contractually past due more than 30 days, it is transferred to a nonperforming status. Accordingly, all of the Corporation's performing TDRs at June 30, 2015 were current or less than 30 days past due. The Corporation's nonaccrual loans that meet the definition of a TDR do not accrue interest as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans.
The following summarizes the Corporation's TDRs at June 30, 2015, March 31, 2015 and December 31, 2014:

	Performing TDRs	Nonperforming TDRs			Nonaccrual TDRs	Total
		Current	Past Due 31-90 Days	Subtotal
	(In thousands)
June 30, 2015
Commercial loan portfolio	$28,203	$14,050	$497	$14,547	$32,001	$74,751
Consumer loan portfolio	17,605	2,967	398	3,365	3,707	24,677
Total TDRs	$45,808	$17,017	$895	$17,912	$35,708	$99,428
March 31, 2015
Commercial loan portfolio	$28,784	$13,898	$1,912	$15,810	$32,917	$77,511
Consumer loan portfolio	17,197	2,356	334	2,690	4,426	24,313
Total TDRs	$45,981	$16,254	$2,246	$18,500	$37,343	$101,824
December 31, 2014
Commercial loan portfolio	$29,179	$14,608	$663	$15,271	$32,597	$77,047
Consumer loan portfolio	16,485	2,652	544	3,196	4,594	24,275
Total TDRs	$45,664	$17,260	$1,207	$18,467	$37,191	$101,322
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
Due to the borrowers' sustained repayment histories, the Corporation had performing TDRs in the commercial loan portfolio of $28.2 million, $28.8 million and $29.2 million at June 30, 2015, March 31, 2015 and December 31, 2014, respectively. The Corporation also had nonperforming TDRs in the commercial loan portfolio of $14.5 million, $15.8 million and $15.3 million at June 30, 2015, March 31, 2015 and December 31, 2014, respectively. The Corporation's nonperforming TDRs in the commercial loan portfolio are categorized as a risk grade 7 (substandard - accrual) under the Corporation's risk rating system, which is further described in Note 4 to the consolidated financial statements. The weighted average contractual interest rate of the Corporation's performing and nonperforming TDRs in the commercial loan portfolio was 5.40% at both June 30, 2015 and March 31, 2015 and 5.46% at December 31, 2014. At June 30, 2015, the Corporation had $32.0 million of nonaccrual TDRs in the commercial loan portfolio, compared to $32.9 million and $32.6 million, at March 31, 2015 and December 31, 2014, respectively.

A summary of changes in the Corporation's performing and nonperforming TDRs in the commercial loan portfolio for the three and six months ended June 30, 2015 follows:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
	(In thousands)
Balance at beginning of period	$28,784	$15,810	$44,594	$29,179	$15,271	$44,450
Additions for modifications	—	449	449	—	2,693	2,693
Transfers to performing TDR status	1,059	(1,059)	—	2,599	(2,599)	—
Transfers to nonperforming TDR status	(281)	281	—	(1,641)	1,641	—
Transfers from nonaccrual status	—	—	—	—	243	243
Transfers to nonaccrual status	—	(678)	(678)	—	(1,546)	(1,546)
Principal payments and pay-offs	(1,359)	(256)	(1,615)	(1,934)	(1,156)	(3,090)
Balance at end of period	$28,203	$14,547	$42,750	$28,203	$14,547	$42,750
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
The Corporation had performing TDRs in the consumer loan portfolio of $17.6 million, $17.2 million and $16.5 million at June 30, 2015, March 31, 2015 and December 31, 2014, respectively. The Corporation also had nonperforming TDRs in the consumer loan portfolio of $3.4 million, $2.7 million and $3.2 million at June 30, 2015, March 31, 2015 and December 31, 2014, respectively. The weighted average contractual interest rate on the Corporation's performing and nonperforming TDRs in the consumer loan portfolio was 4.70% at June 30, 2015, compared to 4.77% at March 31, 2015 and 4.66% at December 31, 2014. At June 30, 2015, the Corporation had $3.7 million of nonaccrual TDRs in the consumer loan portfolio, compared to $4.4 million and $4.6 million, at March 31, 2015 and December 31, 2014, respectively.
The Corporation's cumulative redefault rate as of June 30, 2015 on its performing and nonperforming TDRs, which represents the percentage of these TDRs that transferred to nonaccrual status since the Corporation began such modifications in 2009, was 19% for performing and nonperforming TDRs in the commercial loan portfolio and 19% for performing and nonperforming TDRs in the consumer loan portfolio. The Corporation's cumulative redefault rate does not include loans that have been modified while in nonaccrual status that remain in nonaccrual status as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans.
Other Real Estate and Repossessed Assets
Other real estate and repossessed assets are components of nonperforming assets. These include other real estate (ORE), comprised of residential and commercial real estate and land development properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and repossessed assets, comprised of other personal and commercial assets. ORE totaled $14.0 million at June 30, 2015, a decrease of $0.4 million, or 3.0%, from $14.5 million at March 31, 2015 and an increase of $0.1 million, or 0.6%, from $14.0 million at December 31, 2014. The increase in other real estate and repossessed assets during the twelve-month period ended June 30, 2015 was primarily attributable to $3.7 million of other real estate acquired in the Northwestern transaction. Repossessed assets totaled $0.2 million at June 30, 2015, $0.3 million at March 31, 2015 and $0.3 million at December 31, 2014.
The following schedule provides the composition of ORE at June 30, 2015, March 31, 2015 and December 31, 2014:

	June 30, 2015	March 31, 2015	December 31, 2014
	(In thousands)
Composition of ORE:
Vacant land	$4,306	$4,859	$5,285
Commercial real estate properties	7,132	6,921	6,419
Residential real estate properties	2,553	2,702	2,219
Residential land development properties	50	—	30
Total ORE	$14,041	$14,482	$13,953

The following schedule summarizes ORE activity during the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$14,482	$9,714	$13,953	$9,518
Additions attributable to acquisitions	440	—	440	—
Other additions	1,606	1,935	4,686	3,396
Write-downs to fair value	(298)	(139)	(564)	(255)
Dispositions	(2,189)	(1,384)	(4,474)	(2,533)
Balance at end of period	$14,041	$10,126	$14,041	$10,126
The Corporation's ORE is carried at the lower of cost or fair value less estimated cost to sell. The historically large inventory of real estate properties for sale across the State of Michigan has resulted in an increase in the Corporation's carrying time and cost of holding ORE. Consequently, the Corporation had $5.0 million in ORE at June 30, 2015 that had been held in excess of one year, of which $3.1 million had been held in excess of three years. Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and the Corporation had $4.3 million of nonperforming loans that were in the process of foreclosure at June 30, 2015, it is anticipated that the level of the Corporation's ORE will remain at historically elevated levels.
All of the Corporation's ORE properties have been written down to fair value through a charge-off against the allowance for loan losses at the time the loan was transferred to ORE or through a subsequent write-down, recorded as an operating expense, to recognize a further market value decline of the property after the initial transfer date. Accordingly, at June 30, 2015, the carrying value of ORE of $14.0 million was reflective of $19.4 million in charge-offs, write-downs and acquisition-related fair value adjustments and represented 42% of the contractual loan balance remaining at the time these loans were classified as nonperforming.
During the six months ended June 30, 2015, the Corporation sold 170 ORE properties for net proceeds of $6.6 million. On an average basis, the net proceeds from these sales represented 148% of the carrying value of the property at the time of sale, with the net proceeds representing 66% of the remaining contractual loan balance at the time these loans were classified as nonperforming.
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
Impaired loans include nonaccrual loans (including nonaccrual TDRs), performing and nonperforming TDRs and acquired loans that were not performing in accordance with their original contractual terms. Impaired loans totaled $130.9 million at June 30, 2015, an increase of $1.7 million compared to $129.2 million at March 31, 2015 and a decrease of $3.8 million compared to $134.7 million at December 31, 2014.

A summary of impaired loans at June 30, 2015, March 31, 2015 and December 31, 2014 follows:

	June 30, 2015	March 31, 2015	December 31, 2014
	(In thousands)
Impaired loans - commercial loan portfolio:
Originated commercial loan portfolio:
Nonaccrual loans	$43,049	$44,623	$41,771
Nonperforming TDRs	14,547	15,810	15,271
Performing TDRs	28,203	28,784	29,179
Subtotal	85,799	89,217	86,221
Acquired commercial loan portfolio	15,934	11,231	19,892
Total impaired loans - commercial loan portfolio	101,733	100,448	106,113
Impaired loans - consumer loan portfolio:
Nonaccrual loans	8,166	8,817	8,873
Nonperforming TDRs	3,365	2,690	3,196
Performing TDRs	17,605	17,197	16,485
Total impaired loans - consumer loan portfolio	29,136	28,704	28,554
Total impaired loans	$130,869	$129,152	$134,667
The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance at June 30, 2015, March 31, 2015 and December 31, 2014 and partial loan charge-offs (confirmed losses) taken on these impaired loans:

	Amount	Valuation Allowance	Confirmed Losses	Cumulative Inherent Loss Percentage
	(Dollars in thousands)
June 30, 2015
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$6,658	$1,261	$—	19%
With valuation allowance and charge-offs	175	60	252	73
With charge-offs and no valuation allowance	17,684	—	14,928	46
Without valuation allowance or charge-offs	61,282	—	—	—
Total	85,799	$1,321	$15,180	16%
Impaired acquired loans	15,934
Total impaired loans to commercial borrowers	$101,733
March 31, 2015
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$4,948	$1,541	$—	31%
With valuation allowance and charge-offs	265	74	275	65
With charge-offs and no valuation allowance	18,517	—	14,560	44
Without valuation allowance or charge-offs	65,487	—	—	—
Total	89,217	$1,615	$14,835	16%
Impaired acquired loans	11,231
Total impaired loans to commercial borrowers	$100,448
December 31, 2014
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$2,700	$860	$—	32%
With valuation allowance and charge-offs	853	143	414	44
With charge-offs and no valuation allowance	17,770	—	14,974	46
Without valuation allowance or charge-offs	64,898	—	—	—
Total	86,221	$1,003	$15,388	16%
Impaired acquired loans	19,892
Total impaired loans to commercial borrowers	$106,113

After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that impaired loans of the commercial loan portfolio totaling $6.8 million at June 30, 2015 required a specific allocation of the allowance for loan losses (valuation allowance) of $1.3 million, compared to $5.2 million of impaired loans in the commercial loan portfolio with a valuation allowance of $1.6 million at March 31, 2015 and $3.6 million of impaired loans in the commercial loan portfolio with a valuation allowance of $1.0 million at December 31, 2014. Confirmed losses represent partial loan charge-offs on impaired loans due primarily to the receipt of a recent third-party property appraisal indicating the value of the collateral securing the loan was below the loan balance and management determined that full collection of the loan balance is not likely. The Corporation's performing and nonperforming TDRs in the commercial loan portfolio did not require a valuation allowance as the Corporation expected to collect the full principal and interest owed on each of these loans in accordance with their modified terms.
The Corporation generally does not recognize a valuation allowance for impaired loans in the consumer loan portfolio as these loans are comprised of smaller-balance homogeneous loans that are collectively evaluated for impairment. However, the Corporation had a valuation allowance attributable to TDRs in the consumer loan portfolio of $0.3 million at June 30, 2015, March 31, 2015 and December 31, 2014, related to the reduction in the present value of expected future cash flows for these loans discounted at their original effective interest rates.
Impaired loans included acquired loans totaling $15.9 million, $11.2 million and $19.9 million at June 30, 2015, March 31, 2015 and December 31, 2014, respectively, that were not performing in accordance with the original contractual terms of the loans. These loans did not require a valuation allowance as they are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools. These loans are not included in the Corporation's nonperforming loans.
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
The following schedule summarizes information related to the Corporation's allowance for loan losses:

	June 30, 2015	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Allowance for loan losses:
Originated loans	$74,941	$75,256	$75,183
Acquired loans	—	—	500
Total	$74,941	$75,256	$75,683
Nonperforming loans	$70,906	$72,741	$71,184
Allowance for originated loans as a percent of:
Total originated loans	1.40%	1.49%	1.51%
Nonperforming loans	106%	103%	106%
Nonperforming loans, less impaired originated loans for which the expected loss has been charged-off	141%	139%	141%

The following schedule summarizes activity related to the Corporation's allowance for loan losses:

	Three Months Ended			Six Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2015	June 30, 2014
	(Dollars in thousands)
Allowance for loan losses - beginning of period	$75,256	$75,683	$77,006	$75,683	$79,072
Provision for loan losses	1,500	1,500	1,500	3,000	3,100
Loan charge-offs:
Commercial	(188)	(631)	(947)	(819)	(1,325)
Commercial real estate	(678)	(782)	(687)	(1,460)	(1,530)
Real estate construction	(49)	(80)	—	(129)	(100)
Land development	—	(11)	(9)	(11)	(68)
Residential mortgage	(790)	(539)	(405)	(1,329)	(1,359)
Consumer installment	(971)	(1,003)	(1,154)	(1,974)	(2,050)
Home equity	(48)	(97)	(558)	(145)	(415)
Total loan charge-offs	(2,724)	(3,143)	(3,760)	(5,867)	(6,847)
Recoveries of loans previously charged off:
Commercial	152	207	15	359	523
Commercial real estate	97	367	67	464	506
Real estate construction	—	—	—	—	—
Land development	—	—	372	—	337
Residential mortgage	129	47	128	176	314
Consumer installment	381	354	341	735	637
Home equity	150	241	14	391	151
Total loan recoveries	909	1,216	937	2,125	2,468
Net loan charge-offs	(1,815)	(1,927)	(2,823)	(3,742)	(4,379)
Allowance for loan losses - end of period	$74,941	$75,256	$75,683	$74,941	$77,793
Net loan charge-offs as a percent of average loans (annualized)	0.12%	0.14%	0.21%	0.13%	0.18%
The allowance of the acquired loan portfolio was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair values at the date of acquisition, with the estimated fair values including a component for expected credit losses. Acquired loans are subsequently evaluated for further credit deterioration in loan pools, which consist of loans with similar credit risk characteristics. If an acquired loan pool experiences a decrease in expected cash flows, as compared to those expected at the acquisition date, a portion of the allowance is allocated to acquired loans. There was no allowance needed for the acquired loan portfolio at June 30, 2015 and March 31, 2015. The allowance for loan losses on the acquired loan portfolio was $0.5 million at December 31, 2014 and June 30, 2014.
Deposits
Total deposits were $7.29 billion at June 30, 2015, an increase of $973 million, or 15%, from total deposits of $6.32 billion at March 31, 2015, an increase of $1.21 billion, or 20%, from total deposits of $6.08 billion at December 31, 2014 and an increase of $2.20 billion, or 43%, from total deposits of $5.09 billion at June 30, 2014. The increase in total deposits during the second quarter of 2015 was attributable to the Lake Michigan and Monarch transactions. The increase in total deposits for the twelve-month period ended June 30, 2015 was attributable to a combination of the Lake Michigan, Monarch and Northwestern transactions and organic deposit growth. The organic deposit growth included increases in interest- and noninterest-bearing demand deposit and savings accounts that were partially offset by a decline in certificate of deposit accounts. Interest- and noninterest-bearing demand deposit and savings accounts were $5.55 billion at June 30, 2015, compared to $3.81 billion at June 30, 2014. In comparison, certificate of deposit accounts were $1.75 billion at June 30, 2015, compared to $1.28 billion at June 30, 2014.
It is the Corporation's strategy to develop customer relationships that will drive core deposit growth and stability. The Corporation's competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation's markets during the twelve months ended June 30, 2015, the Corporation's efforts to expand its deposit relationships with existing customers, the Corporation's financial strength and a general trend in customers holding more liquid assets have resulted in the Corporation continuing to experience increases in customer deposits.
At June 30, 2015, the Corporation's time deposits, which consist of certificates of deposit, totaled $1.75 billion, of which $651 million have stated maturities during the remainder of 2015. The Corporation expects the majority of these maturing time deposits to be renewed by customers. The following schedule summarizes the scheduled maturities of the Corporation's time deposits as of June 30, 2015:

Maturity Schedule	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
2015 maturities:
Third quarter	$415,061	0.57%
Fourth quarter	236,040	0.68
2015 remaining maturities	651,101	0.61
2016 maturities	497,819	0.73
2017 maturities	323,161	1.08
2018 maturities	110,685	1.21
2019 maturities	85,351	1.46
2020 maturities and beyond	77,098	1.72
Total time deposits	$1,745,215	0.86%
Included in the above maturity schedule are broker deposits that were acquired as part of the Lake Michigan transaction totaling $269 million at June 30, 2015 that mature as follows: $64 million in 2015; $61 million in 2016; $68 million in 2017; $40 million in 2018; $24 million in 2019; and $12 million in 2020 and beyond.
Borrowed Funds
Borrowed funds consist of short-term borrowings and other borrowings. Short-term borrowings, which generally have an original term to maturity of 30 days or less, consist of securities sold under agreements to repurchase with customers, short-term Federal Home Loan Bank (FHLB) advances, and federal funds purchased. Other borrowings consist of securities sold under agreements to repurchase with an unaffiliated third-party financial institution, long-term FHLB advances, a non-revolving line-of-credit, and subordinated debentures.
Short-term Borrowings
Short-term borrowings were $532.3 million, $372.2 million, $389.5 million, and $305.4 million at June 30, 2015, March 31, 2015, December 31, 2014 and June 30, 2014, respectively. The increase in short-term borrowings at June 30, 2015 was primarily attributable to the Corporation utilizing short-term FHLB advances to fund short-term liquidity needs primarily resulting from loan growth in the second quarter of 2015.
A summary of the composition of the Corporation's short-term borrowings follows:

	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014
	(In thousands)
Short-term borrowings:
Securities sold under agreements to repurchase with customers	$305,291	$372,236	$304,467	$293,422
Short-term FHLB advances	205,000	—	60,000	—
Federal funds purchased	22,000	—	25,000	12,000
Total short-term borrowings	$532,291	$372,236	$389,467	$305,422
Securities sold under agreements to repurchase with customers represent funds deposited by customers that are collateralized by investment securities owned by Chemical Bank, as these deposits are not covered by Federal Deposit Insurance Corporation (FDIC) insurance. These funds have been a stable source of liquidity for Chemical Bank, much like its core deposit base, and are generally only provided to customers that have an established banking relationship with Chemical Bank. The Corporation's securities sold under agreements to repurchase do not qualify as sales for accounting purposes. The decrease in securities sold under agreements to repurchase with customers during the second quarter of 2015 was largely due to $50 million of temporary funds received from one customer of Chemical Bank at the end of the first quarter of 2015 that were withdrawn during the second quarter.
FHLB advances are borrowings from the Federal Home Loan Bank of Indianapolis that are generally used to fund loans and are secured by both a blanket security agreement of residential mortgage first lien loans with an aggregate book value equal to at least 140% of the advances and FHLB capital stock owned by Chemical Bank. The carrying value of residential mortgage first lien loans eligible as collateral under the blanket security agreement was $1.24 billion at June 30, 2015. The Corporation relies on short-term FHLB advances to cover short-term liquidity needs. The increase in short-term FHLB advances during the second quarter of 2015 primarily resulted from loan growth during the quarter.
Federal funds purchased represent unsecured borrowings from nonaffiliated third-party financial institutions, generally on an overnight basis, to cover short-term liquidity needs.
Other Borrowings
Other borrowings were $148.5 million at June 30, 2015. The Corporation had no other borrowings at March 31, 2015, December 31, 2014 and June 30, 2014. The Corporation's other borrowings were obtained as a result of the acquisitions of Lake Michigan and Monarch.
A summary of the composition of the Corporation's other borrowings at June 30, 2015 follows (in thousands):

Other borrowings:
Long-term FHLB advances	$81,469
Securities sold under agreements to repurchase	23,649
Non-revolving line-of-credit	25,000
Subordinated debentures	18,372
Total other borrowings	$148,490
The Corporation acquired long-term FHLB advances as a result of the Lake Michigan and Monarch transactions totaling $81.5 million as of the respective acquisition dates. These long-term FHLB advances had a weighted-average interest rate of 1.33% and an average maturity date of 2.5 years as of June 30, 2015.
Securities sold under agreements to repurchase with an unaffiliated third-party financial institution represent financing arrangements that are secured by available-for-sale investment securities. These borrowings were obtained as part of the Lake Michigan acquisition. The Corporation intends to pay off these borrowings as they mature, with remaining contractual maturities totaling $3.2 million in 2015, $8.3 million in 2016, and $12.1 million in 2017.
The Corporation entered into a $25 million secured non-revolving line-of-credit in May 2015 with an unaffiliated third-party financial institution. The Corporation drew on the entire amount of the line-of-credit in order to partially fund the cash portion of the purchase price consideration for the Lake Michigan transaction. This line-of-credit bears a variable rate of interest which is based on the one-, two- or three-month LIBOR, as periodically selected by the Corporation, plus a fixed stated rate, and matures in May 2016.
Lake Michigan had three entities, Lake Michigan Financial Capital Trust I (LMFCTI), Lake Michigan Financial Capital Trust II (LMFCTII) and Lake Michigan Financial Capital Trust III (LMFCTIII) which existed solely to issue capital securities in the form of cumulative preferred securities. The cumulative preferred securities issued by these trust entities were guaranteed by Lake Michigan and therefore considered subordinated debt of Lake Michigan. As a result of the Lake Michigan transaction, the subordinated debt resulting from LMFCTI and LMFCTII became debt obligations (subordinated debentures) of the Corporation in the amount of $18.6 million. LMFCTIII, which held a $10.3 million trust preferred security that was 100% due to the Corporation, was settled at par and the entity dissolved in conjunction with the acquisition of Lake Michigan on May 31, 2015. The subordinated debentures pay interest based on a floating rate tied to the three-month LIBOR plus an index. LMFCTI has a stated maturity date of October 1, 2032 and LMFCTII has a stated maturity date of May 1, 2034, although the Corporation has the ability to pay these debt obligations earlier upon notification to the respective trust's trustee of its intent to do so. These subordinated debentures qualify for regulatory capital for purposes of computing the tier 1 and total risk-based capital ratios. The Corporation intends to pay off these debt obligations earlier than their stated maturity.

Credit-Related Commitments
The Corporation has credit-related commitments that may impact its liquidity. The following schedule summarizes the Corporation's credit-related commitments and expected expiration dates by period as of June 30, 2015. Because many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future liquidity requirements of the Corporation.

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit:
Loans to commercial borrowers	$847,215	$166,930	$56,137	$97,763	$1,168,045
Loans to consumer borrowers	153,651	59,029	126,109	15,949	354,738
Total unused commitments to extend credit	1,000,866	225,959	182,246	113,712	1,522,783
Undisbursed loan commitments	521,021	—	—	—	521,021
Standby letters of credit	43,377	1,866	230	1,000	46,473
Total credit-related commitments	$1,565,264	$227,825	$182,476	$114,712	$2,090,277
Undisbursed loan commitments at June 30, 2015 included $33 million of residential mortgage loans that were expected to be sold in the secondary market.
Capital
Total shareholders' equity was $980.8 million at June 30, 2015, compared to $810.5 million at March 31, 2015, $797.1 million at December 31, 2014 and $793.5 million at June 30, 2014. The increase in shareholders' equity at June 30, 2015 was primarily attributable to the Corporation issuing common stock valued at $133 million and $27 million for the acquisitions of Lake Michigan and Monarch, respectively. Total shareholders' equity as a percentage of total assets was 10.9% at June 30, 2015, compared to 10.7% at March 31, 2015, 10.9% at December 31, 2014 and 12.7% at June 30, 2014. The Corporation's tangible equity, which is defined as total shareholders' equity less goodwill and other acquired intangible assets, totaled $681.0 million, $615.5 million, $601.3 million and $668.9 million at June 30, 2015, March 31, 2015, December 31, 2014 and June 30, 2014, respectively. The Corporation's tangible equity to assets ratio was 7.8% at June 30, 2015, compared to 8.4% at both March 31, 2015 and December 31, 2014 and 11.0% at June 30, 2014.
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
Basel III
In July 2013, the Reserve Board and FDIC approved final rules implementing the Basel Committee on Banking Supervision's (BCBS) capital guidelines for U.S. banks. Beginning January 1, 2015,the final rules include a new minimum common equity Tier 1 capital to risk-weighted assets (CET) ratio of 4.5%, in addition to raising the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and requiring a minimum leverage ratio of 4.0%. The final rules also establish a new capital conservation buffer of 2.5% of risk-weighted assets, which is phased-in over a four-year period beginning January 1, 2016.

The Corporation and its subsidiary banks continue to maintain strong capital positions, which significantly exceeded the minimum capital adequacy levels prescribed by the Board of Governors of the Federal Reserve System (Reserve Board) at June 30, 2015, as shown in the following schedule:

	Leverage	CET Risk-Based Capital	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Actual Capital Ratios:
Chemical Financial Corporation	9.4%	10.4%	10.6%	11.7%
Chemical Bank	8.5	10.9	10.9	12.1
The Bank of Holland	9.4	9.5	9.5	9.5
The Bank of Northern Michigan	9.1	10.1	10.1	10.1
Minimum required for capital adequacy purposes	4.0	4.5	6.0	8.0
Minimum required for “well-capitalized” capital adequacy purposes	5.0	6.5	8.0	10.0
The Corporation, Chemical Bank and The Bank of Northern Michigan all exceeded the minimum levels prescribed by the Reserve Board to be categorized as well-capitalized at June 30, 2015. The Bank of Holland also exceeded the minimum levels prescribed by the Reserve Board to be categorized as well-capitalized at June 30, 2015 for all regulatory ratios with the exception of the total risk-based capital ratio, in which it was categorized as adequately capitalized at that date. This ratio was slightly below the well-capitalized category for The Bank of Holland due to push-down accounting of purchase accounting adjustments resulting from the acquisition by the Corporation. As a result, The Bank of Holland was categorized as adequately capitalized at June 30, 2015. Following the planned consolidation of The Bank of Holland and The Bank of Northern Michigan with and into Chemical Bank during the fourth quarter of 2015, Chemical Bank's capital ratios are expected to exceed the minimum levels prescribed by the Reserve Board to be well-capitalized.
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
Net interest income (FTE) was $67.5 million in the second quarter of 2015, compared to $52.9 million in the second quarter of 2014 and $60.8 million in the first quarter of 2015. The presentation of net interest income on an FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $1.8 million, $1.4 million and $1.6 million for each of the three-month periods ended June 30, 2015, June 30, 2014 and March 31, 2015, respectively. These adjustments were computed using a 35% federal income tax rate.

Average Balances, Fully Tax Equivalent (FTE) Interest and Effective Yields and Rates*
The following schedule presents the average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on an FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the three months ended June 30, 2015, June 30, 2014, and March 31, 2015.

	Three Months Ended
	June 30, 2015			June 30, 2014			March 31, 2015
	Average Balance	Interest (FTE)	Effective Yield/ Rate*	Average Balance	Interest (FTE)	Effective Yield/ Rate*	Average Balance	Interest (FTE)	Effective Yield/ Rate*
ASSETS	(Dollars in Thousands)
Interest-Earning Assets:
Loans**	$6,272,814	$65,227	4.17%	$4,830,341	$51,284	4.26%	$5,706,053	$58,660	4.16%
Taxable investment securities	698,521	2,202	1.26	651,685	2,248	1.38	734,890	2,307	1.26
Tax-exempt investment securities	396,295	3,361	3.39	253,468	2,576	4.07	331,878	2,932	3.53
Other interest-earning assets	34,269	551	6.45	25,572	411	6.45	29,438	198	2.73
Interest-bearing deposits with the FRB and other banks	132,834	128	0.39	146,483	99	0.27	118,475	122	0.42
Total interest-earning assets	7,534,733	71,469	3.80	5,907,549	56,618	3.84	6,920,734	64,219	3.75
Less: Allowance for loan losses	75,079			78,626			75,880
Other Assets:
Cash and cash due from banks	148,950			116,390			138,308
Premises and equipment	103,907			74,353			97,105
Interest receivable and other assets	404,627			233,908			320,991
Total Assets	$8,117,138			$6,253,574			$7,401,258
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,539,348	$291	0.08%	$1,149,063	$273	0.10%	$1,506,953	$324	0.09%
Savings deposits	1,951,477	360	0.07	1,416,961	315	0.09	1,777,344	370	0.08
Time deposits	1,490,753	2,979	0.80	1,336,551	3,038	0.91	1,332,698	2,658	0.81
Short-term borrowings	398,197	101	0.10	347,583	94	0.11	342,128	98	0.12
Other borrowings	62,901	213	1.36	—	—	—	—	—	—
Total interest-bearing liabilities	5,442,676	3,944	0.29	4,250,158	3,720	0.35	4,959,123	3,450	0.28
Noninterest-bearing deposits	1,727,850	—	—	1,249,006	—	—	1,587,100	—	—
Total deposits and borrowed funds	7,170,526	3,944	0.22	5,499,164	3,720	0.27	6,546,223	3,450	0.21
Interest payable and other liabilities	61,749			40,055			53,597
Shareholders’ equity	884,863			714,355			801,438
Total Liabilities and Shareholders’ Equity	$8,117,138			$6,253,574			$7,401,258
Net Interest Spread (average yield earned minus average rate paid)			3.51%			3.49%			3.47%
Net Interest Income (FTE)		$67,525			$52,898			$60,769
Net Interest Margin (Net Interest Income (FTE) divided by total average interest-earning assets)			3.59%			3.59%			3.55%

* Fully taxable equivalent (FTE) basis using a federal income tax rate of 35%.
** Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

The following schedule presents the average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on an FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the six months ended June 30, 2015 and June 30, 2014.

	Six Months Ended
	June 30, 2015			June 30, 2014
	Average Balance	Interest (FTE)	Effective Yield/ Rate*	Average Balance	Interest (FTE)	Effective Yield/ Rate*
ASSETS	(Dollars in Thousands)
Interest-Earning Assets:
Loans**	$5,990,999	$123,887	4.16%	$4,763,748	$101,028	4.27%
Taxable investment securities	716,606	4,509	1.26	671,662	4,631	1.38
Tax-exempt investment securities	364,264	6,293	3.46	255,310	5,191	4.07
Other interest-earning assets	31,867	749	4.74	25,572	649	5.12
Interest-bearing deposits with the FRB and other banks	125,694	250	0.40	167,827	224	0.27
Total interest-earning assets	7,229,430	135,688	3.78	5,884,119	111,723	3.82
Less: Allowance for loan losses	75,477			78,972
Other Assets:
Cash and cash due from banks	143,658			118,269
Premises and equipment	100,525			74,557
Interest receivable and other assets	363,040			234,217
Total Assets	$7,761,176			$6,232,190
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,523,240	$615	0.08%	$1,180,623	$560	0.10%
Savings deposits	1,864,891	730	0.08	1,416,045	630	0.09
Time deposits	1,412,162	5,637	0.80	1,328,878	6,181	0.94
Short-term borrowings	370,317	199	0.11	337,798	215	0.13
Other borrowings	31,624	213	1.36	—	—	—
Total interest-bearing liabilities	5,202,234	7,394	0.29	4,263,344	7,586	0.36
Noninterest-bearing deposits	1,657,864	—	—	1,221,408	—	—
Total deposits and borrowed funds	6,860,098	7,394	0.22	5,484,752	7,586	0.28
Interest payable and other liabilities	57,697			39,287
Shareholders’ equity	843,381			708,151
Total Liabilities and Shareholders’ Equity	$7,761,176			$6,232,190
Net Interest Spread (average yield earned minus average rate paid)			3.49%			3.46%
Net Interest Income (FTE)		$128,294			$104,137
Net Interest Margin (Net Interest Income (FTE) divided by total average interest-earning assets)			3.57%			3.56%

* Fully taxable equivalent (FTE) basis using a federal income tax rate of 35%.
** Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.
Net interest income (FTE) of $67.5 million in the second quarter of 2015 was $14.6 million, or 28%, higher than net interest income (FTE) of $52.9 million in the second quarter of 2014, with the increase primarily attributable to an increase of $1.44 billion in the average volume of loans outstanding, including the impact of the $1.58 billion of loans acquired in the Corporation's three acquisitions over the last nine months, and the favorable impact of time deposits repricing lower during the twelve months ended June 30, 2015, both of which were partially offset by the unfavorable impact of loans and investment securities repricing during the twelve months ended June 30, 2015. The net interest margin was 3.59% in the second quarter of 2015, the same as the second quarter of 2014. The average yield on interest-earning assets decreased slightly to 3.80% in the second quarter of 2015, from 3.84% in the second quarter of 2014, with the decrease primarily attributable to the repricing of loans at lower interest rates. The average yield on loans decreased 9 basis points to 4.17% in the second quarter of 2015 from 4.26% in the second quarter of 2014. The average cost of interest-bearing liabilities decreased to 0.29% in the second quarter of 2015, from 0.35% in the second quarter of 2014, with the decrease primarily attributable to the repricing of time deposits at lower interest rates as they matured and were renewed in the continued low interest rate environment.

Net interest income (FTE) of $67.5 million in the second quarter of 2015 was $6.8 million, or 11%, higher than net interest income (FTE) of $60.8 million in the first quarter of 2015, with the increase primarily attributable to an increase of $567 million in the average volume of loans outstanding. The net interest margin was 3.59% in the second quarter of 2015, compared to 3.55% in the first quarter of 2015. The average yield on interest-earning assets increased 5 basis points to 3.80% in the second quarter of 2015, from 3.75% in the first quarter of 2015. The average cost of interest-bearing liabilities increased slightly to 0.29% in the second quarter of 2015 from 0.28% in the first quarter of 2015. The increases in the yield on interest-earning assets and the cost of interest-bearing liabilities was largely attributable to the Lake Michigan transaction. The yield on Lake Michigan's loan portfolio was higher than the Corporation's due to a higher concentration of commercial real estate loans. However, a large percentage of Lake Michigan's interest-bearing liabilities came from wholesale funding sources, which generally are at higher rates than core deposits.
Net interest income (FTE) of $128.3 million in the six months ended June 30, 2015 was $24.2 million, or 23%, higher than net interest income (FTE) of $104.1 million in the six months ended June 30, 2014, with the increase primarily attributable to an increase of $1.23 billion in the average volume of loans outstanding, including the impact of the $1.58 billion of loans acquired in the Corporation's three acquisitions, and the favorable impact of time deposits repricing lower during the twelve months ended June 30, 2015, both of which were partially offset by the unfavorable impact of loans and investment securities repricing during the twelve months ended June 30, 2015. The net interest margin was 3.57% in the six months ended June 30, 2015, compared to 3.56% in the six months ended June 30, 2014.
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
The Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 3.25% at the end of 2008 and has remained at this historically low rate through June 30, 2015. The prime interest rate has historically been 300 basis points higher than the federal funds rate. The majority of the Corporation's variable interest rate loans in the commercial loan portfolio are tied to the prime rate.
The Corporation is primarily funded by core deposits, which is a lower-cost funding base than wholesale funding and historically has had a positive impact on the Corporation's net interest income and net interest margin. The Corporation anticipates that the loan portfolio will grow at a higher rate than its core deposits, and therefore, expects wholesale funding to provide a portion of its funding base on an ongoing basis in the future. Based on the current historically low level of market interest rates and the Corporation's current low levels of interest rates on its core deposit transaction accounts, further market interest rate reductions would likely not result in a significant decrease in interest expense.

Volume and Rate Variance Analysis
The following schedule allocates the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities, and changes in average interest rates earned and paid, for the three months ended June 30, 2015, compared to the three months ended June 30, 2014 and March 31, 2015.

	Three Months Ended June 30, 2015
	Compared to Three Months Ended June 30, 2014			Compared to Three Months Ended March 31, 2015
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)
	(In Thousands)
Changes in Interest Income on Interest-Earning Assets:
Loans	$15,481	$(1,538)	$13,943	$6,728	$(161)	$6,567
Taxable investment securities/other assets	283	(189)	94	(84)	332	248
Tax-exempt investment securities	1,278	(493)	785	551	(122)	429
Interest-bearing deposits with the FRB and other banks	(10)	39	29	15	(9)	6
Total change in interest income on interest-earning assets	17,032	(2,181)	14,851	7,210	40	7,250
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	69	(51)	18	3	(36)	(33)
Savings deposits	123	(78)	45	50	(60)	(10)
Time deposits	307	(366)	(59)	291	30	321
Short-term borrowings	44	(26)	18	33	(19)	14
Other borrowings	202	—	202	202	—	202
Total change in interest expense on interest-bearing liabilities	745	(521)	224	579	(85)	494
Total Change in Net Interest Income (FTE)*	$16,287	$(1,660)	$14,627	$6,631	$125	$6,756

* Taxable equivalent basis using a federal income tax rate of 35%.
** The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following schedule allocates the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities, and changes in average interest rates earned and paid, for the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

	Six Months Ended June 30, 2015
	Compared to Six Months Ended June 30, 2014
	Increase (Decrease) Due to Changes in		Combined Increase/ (Decrease)
	Average Volume**	Average Yield/Rate**
	(In Thousands)
Changes in Interest Income on Interest-Earning Assets:
Loans	$26,071	$(3,212)	$22,859
Taxable investment securities/other assets	434	(456)	(22)
Tax-exempt investment securities	1,975	(873)	1,102
Interest-bearing deposits with the FRB	(65)	91	26
Total change in interest income on interest-earning assets	28,415	(4,450)	23,965
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	148	(93)	55
Savings deposits	202	(103)	99
Time deposits	343	(886)	(543)
Short-term borrowings	59	(64)	(5)
Other borrowings	202	—	202
Total change in interest expense on interest-bearing liabilities	954	(1,146)	(192)
Total Change in Net Interest Income (FTE)*	$27,461	$(3,304)	$24,157

* Taxable equivalent basis using a federal income tax rate of 35%.
** The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses
The provision for loan losses (provision) is an increase to the allowance, as determined by management, to provide for probable losses inherent in the originated loan portfolio and for impairment of pools of acquired loans that results from the Corporation experiencing a decrease, if any, in expected cash flows of acquired loans during each reporting period. The provision was $1.5 million in the second quarter of 2015, unchanged compared to both the second quarter of 2014 and the first quarter of 2015.
The Corporation experienced net loan charge-offs of $1.8 million in the second quarter of 2015, compared to $2.2 million in the second quarter of 2014 and $1.9 million in the first quarter of 2015. Net loan charge-offs as a percentage of average loans (annualized) were 0.12% in the second quarter of 2015, compared to 0.18% in the second quarter of 2014 and 0.14% in the first quarter of 2015. Net loan charge-offs in the commercial loan portfolio totaled $0.7 million in the second quarter of 2015, compared to $1.2 million in the second quarter of 2014 and $0.9 million in the first quarter of 2015. The Corporation's commercial loan portfolio's net loan charge-offs were not concentrated in any one industry or borrower. Net loan charge-offs in the consumer loan portfolio totaled $1.1 million in the second quarter of 2015, compared to $1.0 million in both the second quarter of 2014 and the first quarter of 2015.
The Corporation's provision of $1.5 million in the second quarter of 2015 was $0.3 million lower than net loan charge-offs for the quarter. The Corporation's quarterly provision for loan losses remained consistent throughout 2014 and the first six months of 2015, despite significant growth in its loan portfolio, due to the continued improvement in the overall credit quality of the loan portfolio including decreases in both net loan charge-offs and nonperforming loans and no significant changes in risk grade categories of the commercial loan portfolio.
The Corporation's provision and net loan charge-offs were $3.0 million and $3.7 million, respectively, for the six months ended June 30, 2015, compared to $3.1 million and $4.4 million, respectively, for the six months ended June 30, 2014.
Noninterest Income
The following summarizes the major components of noninterest income:

	Three Months Ended			Six Months Ended
	June 30, 2015	June 30, 2014	March 31, 2015	June 30, 2015	June 30, 2014
	(In thousands)
Service charges and fees on deposit accounts	$6,445	$5,486	$5,916	$12,361	$10,416
Wealth management revenue	5,605	3,958	5,071	10,676	7,589
Electronic banking fees	4,775	3,234	4,572	9,347	6,346
Mortgage banking revenue	1,688	1,491	1,403	3,091	2,285
Other fees for customer services	1,132	930	901	2,033	1,721
Title insurance commissions	609	518	517	1,126	809
Gain on sale of investment securities	28	—	579	607	—
Other	392	184	316	708	351
Total noninterest income	$20,674	$15,801	$19,275	$39,949	$29,517
Noninterest income was $20.7 million in the second quarter of 2015, compared to $15.8 million in the second quarter of 2014 and $19.3 million in the first quarter of 2015. Noninterest income in the second quarter of 2015 was $4.9 million, or 31%, higher than the second quarter of 2014, with the increase attributable to all major categories of noninterest income that was largely attributable to incremental revenue resulting from the Lake Michigan, Monarch and Northwestern transactions. Noninterest income in the second quarter of 2015 was $1.4 million, or 7.3%, higher than the first quarter of 2015. Excluding the $0.6 million of gains related to the sale of available-for-sale investment securities recognized in the first quarter of 2015, noninterest income in the second quarter of 2015 was $2.0 million higher than the first quarter of 2015, with the increase largely attributable to higher wealth management revenue, overdraft fee income and foreign ATM fee income from the legacy operations of Chemical Bank, as well as partially due to incremental revenue attributable to the Lake Michigan and Monarch transactions.
Service charges and fees on deposit accounts, which include overdraft/non-sufficient funds fees, checking account service fees and other deposit account charges, were $6.4 million in the second quarter of 2015, an increase of $1.0 million, or 17%, over the second quarter of 2014 and an increase of $0.5 million, or 8.9%, over the first quarter of 2015. The increase in service charges and fees on deposit accounts in the second quarter of 2015, compared to the second quarter of 2014, was due primarily to additional fees earned as a result of the three acquisitions, while the increase in the second quarter of 2015, compared to the first quarter of 2015, was primarily attributable to higher overdraft fee income from the legacy operations of Chemical Bank. Overdraft/non-

sufficient funds fees included in service charges and fees on deposit accounts were $4.7 million in the second quarter of 2015, compared to $4.4 million in the second quarter of 2014 and $4.3 million in the first quarter of 2015.
Wealth management revenue is comprised of investment fees that are generally based on the market value of assets within a trust account, custodial account fees and fees from the sale of investment products. Volatility in the equity and bond markets impacts the market value of trust assets and related investment fees. Wealth management revenue was $5.6 million in the second quarter of 2015, an increase of $1.6 million, or 42%, over the second quarter of 2014 and an increase of $0.5 million, or 11%, over the first quarter of 2015. The increase in wealth management revenue in the second quarter of 2015, compared to the second quarter of 2014, was due largely to additional fees earned as a result of the Northwestern transaction, while the increase in the second quarter of 2015, compared to the first quarter of 2015, was primarily attributable to seasonal fees earned during the second quarter of the year related to customer tax services. Fees from the sales of investment products totaled $1.0 million in the second quarter of 2015, compared to $0.9 million in both the second quarter of 2014 and the first quarter of 2015.
Electronic banking fees, which represent income earned by the Corporation from ATM transactions, debit card activity and internet banking fees, were $4.8 million in the second quarter of 2015, an increase of $1.5 million, or 48%, over the second quarter of 2014 and an increase of $0.2 million, or 4.4%, over the first quarter of 2015. The increase in electronic banking fees in the second quarter of 2015, compared to the second quarter of 2014, was due primarily to additional fees earned as a result of the Lake Michigan, Monarch and Northwestern transactions.
Mortgage banking revenue (MBR) includes revenue from originating, selling and servicing residential mortgage loans for the secondary market. MBR was $1.7 million in the second quarter of 2015, an increase of $0.2 million, or 13%, from the second quarter of 2014 and an increase of $0.3 million, or 20%, from the first quarter of 2015. The increase in MBR in the second quarter of 2015, compared to the second quarter of 2014, was due primarily to an increase in the volume of loans sold in the secondary market, due in part to the Northwestern transaction, that was partially offset by an increase in the amortization of the Corporation's mortgage servicing rights asset that was acquired in the Northwestern transaction. The increase in MBR in the second quarter of 2015, compared to the first quarter of 2015, was largely due to the reversal of the $0.2 million impairment valuation allowance that existed at March 31, 2015 on the Corporation's mortgage servicing rights asset as long-term residential mortgage market interest rates increased during the second quarter of 2015. The Corporation sold $64 million of residential mortgage loans in the secondary market in the second quarter of 2015, compared to $36 million in the second quarter of 2014 and $53 million in the first quarter of 2015.
The Corporation sells residential mortgage loans in the secondary market on both a servicing retained and servicing released basis. These sales include the Corporation entering into residential mortgage loan sale agreements with buyers in the normal course of business. The agreements contain provisions that include various representations and warranties regarding the origination, characteristics and underwriting of the mortgage loans. The recourse of the buyer may result in either indemnification of any loss incurred by the buyer or a requirement for the Corporation to repurchase a loan that the buyer believes does not comply with the representations included in the loan sale agreement. Repurchase demands and loss indemnifications received by the Corporation are reviewed by a senior officer on a loan-by-loan basis to validate the claim made by the buyer. The Corporation maintains a reserve for probable losses expected to be incurred from loans previously sold in the secondary market. This contingent liability is based on trends in repurchase and indemnification requests, actual loss experience, information requests, known and inherent risks in the sale of loans in the secondary market and current economic conditions. The Corporation records losses resulting from the repurchase of loans previously sold in the secondary market, as well as adjustments to estimates of future probable losses, as part of its MBR in the period incurred. The Corporation's reserve for probable losses was $4.5 million at June 30, 2015, compared to $2.8 million at March 31, 2015, $3.0 million at December 31, 2014 and $1.1 million at June 30, 2014. The increase in the reserve for probable losses from March 31, 2015 was attributable to the reserve recorded for probable losses associated with the servicing portfolio acquired in the Monarch transaction and the reserve recorded for probable losses associated with Lake Michigan's loans sold with servicing released. In addition to the Lake Michigan and Monarch transactions, the increase in the reserve for probable losses from June 30, 2014 was also attributable to the reserve for probable losses associated with the servicing portfolio acquired in the Northwestern transaction.
Noninterest income was $39.9 million for the six months ended June 30, 2015, compared to $29.5 million for the six months ended June 30, 2014. The increase in noninterest income for the first six months of 2015, compared to the same period in 2014, was primarily attributable to incremental revenue resulting from the Lake Michigan, Monarch and Northwestern transactions.

Operating Expenses
The following summarizes the major categories of operating expenses:

	Three Months Ended			Six Months Ended
	June 30, 2015	June 30, 2014	March 31, 2015	June 30, 2015	June 30, 2014
	(In thousands)
Salaries and wages	$25,535	$20,138	$23,741	$49,276	$39,671
Employee benefits	6,176	4,722	5,512	11,688	9,373
Occupancy	4,386	3,638	4,426	8,812	8,012
Equipment and software	4,480	3,413	4,398	8,878	6,874
Outside processing and service fees	3,926	2,876	3,558	7,484	5,544
Professional fees	1,258	830	1,237	2,495	1,813
FDIC insurance premiums	1,337	1,063	1,225	2,562	2,124
Intangible asset amortization	987	446	791	1,778	891
Postage and express mail	876	722	856	1,732	1,601
Advertising and marketing	856	851	663	1,519	1,527
Training, travel and other employee expenses	760	608	728	1,488	1,223
Telephone	606	476	540	1,146	943
Supplies	525	415	519	1,044	860
Donations	568	417	308	876	783
Credit-related expenses	(192)	202	133	(59)	568
Acquisition-related expenses	3,457	647	1,362	4,819	970
Other	1,244	961	1,023	2,267	1,830
Total operating expenses	$56,785	$42,425	$51,020	$107,805	$84,607
Operating expenses were $56.8 million in the second quarter of 2015, compared to $42.4 million in the second quarter of 2014 and $51.0 million in the first quarter of 2015. Operating expenses included nonrecurring transaction-related expenses of $3.5 million in the second quarter of 2015, $0.6 million in the second quarter of 2014 and $1.4 million in the first quarter of 2015. Excluding these nonrecurring transaction-related expenses, operating expenses in the second quarter of 2015 were $53.3 million, an increase of $11.6 million, or 28%, over $41.8 million in the second quarter of 2014 and an increase of $3.7 million, or 7.4%, over $49.7 million in the first quarter of 2015. The increase in operating expenses in the second quarter of 2015, compared to the second quarter of 2014, was primarily attributable to incremental operating costs associated with the Lake Michigan, Monarch and Northwestern transactions, while the increase in the second quarter of 2015, compared to the first quarter of 2015, was attributable to incremental operating costs associated with the Lake Michigan and Monarch transactions. The Corporation expects to incur approximately $3.0 million of additional nonrecurring transaction-related expenses in the second half of 2015 primarily related to the conversion of Lake Michigan's core data systems into Chemical Bank's.
Lake Michigan, Monarch and Northwestern contributed incremental operating expenses totaling approximately $10.4 million in the second quarter of 2015. Accordingly, the operating expenses for the legacy operations of Chemical Bank totaled approximately $42.9 million in the second quarter of 2015, an increase of $1.1 million, or 2.7%, over the second quarter of 2014, with higher employee compensation costs being partially offset by lower credit-related expenses. Total operating expenses for the legacy operations of Chemical Bank in the second quarter of 2015 were flat when compared to the first quarter of 2015, with slightly higher employee compensation costs and higher donations expense being offset by lower occupancy and credit-related expenses. The decreases in credit-related expenses in the second quarter of 2015, compared to both the second quarter of 2014 and the first quarter of 2015, were primarily attributable to higher net gains on the sales of ORE properties.
Salaries and wages of $25.5 million in the second quarter of 2015 increased $5.4 million, or 27%, over the second quarter of 2014 due primarily to incremental costs associated with the Lake Michigan, Monarch and Northwestern transactions, in addition to merit and inflationary salary adjustments that took effect at the beginning of 2015. Salaries and wages in the second quarter of 2015 increased $1.8 million, or 7.6%, over the first quarter of 2015 due primarily to incremental costs associated with the Lake Michigan and Monarch transactions. Performance-based compensation expense was $2.5 million in the second quarter of 2015, compared to $2.1 million in the second quarter of 2014 and $2.4 million in the first quarter of 2015.

Employee benefit costs of $6.2 million in the second quarter of 2015 increased $1.5 million, or 31%, over the second quarter of 2014, compared to an increase of $0.7 million, or 12%, over the first quarter of 2015. The increase in employee benefit costs in the second quarter of 2015, compared to the second quarter of 2014, was primarily attributable to a combination of incremental costs associated with the Lake Michigan, Monarch and Northwestern transactions and higher pension expense. The increase in employee benefit costs in the second quarter of 2015, compared to the first quarter of 2015, was primarily attributable to higher group health costs for legacy employees of Chemical Bank, which was partially offset by lower payroll tax expenses, which are highest in the first quarter of each year.
Occupancy expenses of $4.4 million in the second quarter of 2015 increased $0.7 million, or 21%, over the second quarter of 2014, although were unchanged compared to the first quarter of 2015. The increase in occupancy expenses in the second quarter of 2015, compared to the second quarter of 2014, was primarily attributable to a combination of incremental costs associated with the Lake Michigan, Monarch and Northwestern transactions. Increases in occupancy expenses in the second quarter of 2015, compared to the first quarter of 2015, resulting from the Lake Michigan and Monarch transactions were offset by reductions in occupancy expenses for the legacy operations of Chemical Bank.
Equipment and software expenses of $4.5 million in the second quarter of 2015 were $1.1 million, or 31%, higher than the second quarter of 2014 and $0.1 million, or 1.9%, higher than the first quarter of 2015. The increase in the second quarter of 2015, compared to the second quarter of 2014, was primarily attributable to incremental costs associated with the Lake Michigan, Monarch and Northwestern transactions. Increases in equipment and software expenses in the second quarter of 2015, compared to the first quarter of 2015, resulting from the Lake Michigan and Monarch transactions were mostly offset by reductions in occupancy expenses for the legacy operations of Chemical Bank.
Outside processing and service fees of $3.9 million in the second quarter of 2015 were $1.1 million, or 37%, higher than the second quarter of 2014 and $0.4 million, or 10.3%, higher than the first quarter of 2015, with the increases primarily attributable to incremental costs associated with the three acquisition transactions.
Intangible asset amortization of $1.0 million in the second quarter of 2015 was $0.5 million higher than the second quarter of 2014 and $0.2 million higher than the first quarter of 2015, with the increases related to the amortization of core deposit intangible assets resulting from the three acquisition transactions.
Credit-related expenses are comprised of other real estate (ORE) net costs and loan collection costs. ORE net costs are comprised of costs to carry ORE, such as property taxes, insurance and maintenance costs, fair value write-downs after a property is transferred to ORE and net gains/losses from the disposition of ORE. Loan collection costs include legal fees, appraisal fees and other costs recognized in the collection of loans with deteriorated credit quality and in the process of foreclosure. Credit-related expenses were a negative expense of $0.2 million in the second quarter of 2015, $0.4 million and $0.3 million lower than the second quarter of 2014 and the first quarter of 2015, respectively. The decreases in credit-related expenses in the second quarter of 2015, compared to both the second quarter of 2014 and first quarter of 2015, were primarily attributable to higher gains on the sales of ORE properties. The Corporation recognized gains on the sale of ORE properties of $1.3 million in the second quarter of 2015, compared to $0.6 million in the second quarter of 2014 and $0.9 million in the first quarter of 2015. ORE operating costs and loan collection costs, combined, were $0.8 million in the second quarter of 2015, compared to $0.7 million in both the second quarter of 2014 and the first quarter of 2015.
Operating expenses were $107.8 million for the six months ended June 30, 2015, compared to $84.6 million for the six months ended June 30, 2014. Operating expenses included nonrecurring transaction-related expenses of $4.8 million and $1.0 million for the six months ended June 30, 2015 and 2014, respectively. Excluding these nonrecurring transaction-related expenses, operating expenses were $103.0 million for the six months ended June 30, 2015, compared to $83.6 million for the six months ended June 30, 2014, with the increase primarily attributable to incremental costs resulting from the Lake Michigan, Monarch and Northwestern transactions. Total operating expenses from the legacy operations of Chemical Bank increased by approximately 2.7% for the first six months of 2015, compared to the same period in 2014, with increases in employee compensation costs partially offset by reductions in credit-related expenses. The decrease in credit-related expenses in the first half of 2015, compared to the first half of 2014, was primarily attributable to higher gains on the sales of ORE properties. The Corporation recognized gains on the sale of ORE properties of $2.2 million in the first half of 2015, compared to $1.1 million in the first half of 2014.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

Income Tax Expense
The Corporation's effective federal income tax rate was 32.4% for the second quarter of 2015, compared to 30.4% and 31.2% for the second quarter of 2014 and the first quarter of 2015, respectively. The fluctuations in the Corporation's effective federal income tax rate reflect changes each year in the proportion of interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits. The increase in the effective federal income tax rate for the second quarter of 2015, compared to the first quarter of 2015, was largely attributable to nondeductible expenses associated with the closing of the Lake Michigan and Monarch transactions. Excluding the impact of the nondeductible expenses, the Corporation's effective federal income tax rate was 30.9% for the second quarter of 2015. The Corporation recorded income tax expense for the three- and six-month periods ended June 30, 2015 and 2014 using its estimate of the effective income tax rate expected for the full year and applied that rate on a year-to-date basis.
Liquidity
Liquidity measures the ability of the Corporation to meet current and future cash flow needs in a timely manner. Liquidity risk is the adverse impact on net interest income if the Corporation was unable to meet its cash flow needs at a reasonable cost.
Liquidity is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The Corporation manages its funding needs by maintaining a level of liquid funds through its asset/liability management process. The Corporation's largest sources of liquidity on a consolidated basis are the deposit base that comes from consumer, business and municipal customers within the Corporation's local markets, principal payments on loans, maturing investment securities, cash held at the FRB and unpledged investment securities available-for-sale. Total deposits increased $973 million during the three months ended June 30, 2015 and $2.20 billion during the twelve months ended June 30, 2015. The increase in deposits during the three months ended June 30, 2015 was primarily attributable to $925 million of deposits acquired in the Lake Michigan transaction. The increase in deposits during the twelve months ended June 30, 2015 was primarily attributable to $1.86 billion of deposits acquired in the Lake Michigan, Monarch and Northwestern transactions. The Corporation's loan-to-deposit ratio was 96.5% at June 30, 2015, 90.2% at March 31, 2015, 93.6% at December 31, 2014 and 96.2% at June 30, 2014. The Corporation had $16 million of cash deposits held at the FRB at June 30, 2015, compared to $239 million at March 31, 2015, $8 million at December 31, 2014 and $1 million at June 30, 2014. The decrease in interest-bearing balances at the FRB during the second quarter of 2015 was largely attributable to a seasonal decrease in municipal customer deposits. At June 30, 2015, the Corporation had unpledged investment securities available-for-sale with an amortized cost of $107 million and available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.
The Corporation's subsidiary banks are members of the FHLB and as such have access to short-term and long-term advances from the FHLB that are generally secured by residential mortgage first lien loans. The Corporation's borrowing availability from the FHLB, based on its FHLB capital stock and subject to certain requirements, was $245 million at June 30, 2015. The Corporation can also borrow from the FRB's discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At June 30, 2015, the Corporation maintained an unused borrowing capacity of $146 million with the FRB's discount window based upon pledged collateral as of that date. The Corporation also had the ability to borrow an additional $75 million of federal funds from a third-party financial institution at June 30, 2015. It is management's opinion that the Corporation's borrowing capacity could be expanded, if deemed necessary, as it has additional borrowing capacity available at the FHLB that could be used if it increased its investment in FHLB capital stock, and the Corporation has a significant amount of additional assets that could be used as collateral at the FRB's discount window.
The Corporation manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements. The Corporation's primary source of liquidity is dividends from Chemical Bank.
Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. During the six months ended June 30, 2015, Chemical Bank paid $17.0 million in cash dividends to the Corporation, and the Corporation paid cash dividends to shareholders of $17.0 million. During 2014, Chemical Bank paid $64.5 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $29.5 million. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to the Corporation's shareholders. Chemical Bank had net income of $39.1 million during the six months ended June 30, 2015, compared to net income of $67.0 million during all of 2014. Over the long term, cash dividends to shareholders are dependent upon earnings, capital requirements, regulatory restraints and other factors affecting Chemical Bank.

Market Risk
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due primarily to changes in interest rates. Interest rate risk is the Corporation's primary market risk and results from timing differences in the repricing of interest rate sensitive assets and liabilities and changes in relationships between rate indices due to changes in interest rates. The Corporation's net interest income is largely dependent upon the effective management of interest rate risk. The Corporation's goal is to avoid a significant decrease in net interest income, and thus an adverse impact on the profitability of the Corporation, in periods of changing interest rates. Sensitivity of earnings to interest rate changes arises when yields on assets change differently from the interest costs on liabilities. Interest rate sensitivity is determined by the amount of interest-earning assets and interest-bearing liabilities repricing within a specific time period and the magnitude by which interest rates change on the various types of interest-earning assets and interest-bearing liabilities. The management of interest rate sensitivity includes monitoring the maturities and repricing opportunities of interest-earning assets and interest-bearing liabilities. The Corporation's interest rate risk is managed through policies and risk limits approved by the boards of directors of the Corporation and its subsidiary banks and an Asset and Liability Committee (ALCO). The ALCO, which is comprised of executive and senior management from various areas of the Corporation and Chemical Bank, including finance, lending, investments and deposit gathering, meets regularly to execute asset and liability management strategies. The ALCO establishes guidelines and monitors the sensitivity of earnings to changes in interest rates. The goal of the ALCO process is to manage the impact on net interest income and the net present value of future cash flows of probable changes in interest rates within authorized risk limits.
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
The Corporation's interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast (base case). At June 30, 2015, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. Additionally, at June 30, 2015, the Corporation projected the change in net interest income of an immediate 400 basis point increase in market interest rates. The Corporation did not project a 400 basis point decrease in interest rates at June 30, 2015 as the likelihood of a decrease of this size was considered unlikely given prevailing interest rate levels. These projections were based on the Corporation's assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and residential mortgage and consumer loans. The ALCO regularly monitors the Corporation's forecasted net interest income sensitivity to ensure that it remains within established limits.
A summary of the Corporation's interest rate sensitivity at June 30, 2015 follows:

	Gradual Change					Immediate Change
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400
Percent change in net interest income vs. constant rates	(5.2)%	(2.6)%	—	(0.2)%	(1.1)%	(6.8)%
At June 30, 2015, the Corporation's model simulations projected that a 100, 200 and 400 basis point increases in interest rates would result in negative variances in net interest income of 0.2% 1.1% and 6.8%, respectively, relative to the base case over the next twelve-month period. At June 30, 2015, the Corporation's model simulations also projected that decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.6% and 5.2%, respectively, relative to the base case over the next twelve-month period. The likelihood of a decrease in interest rates beyond 100 basis points at June 30, 2015 was considered to be unlikely given prevailing interest rate levels.

The Corporation's model simulations for a 200 basis point increase resulted in a negative variance in net interest income, relative to the base case, primarily due to the Corporation deploying excess cash and maturing variable-rate investment securities into fixed-rate loans during 2014 and the first half of 2015. While the model simulations projected a negative variance for a 200 basis point increase, the Corporation's net interest income is still projected to be higher if interest rates were to rise 200 basis points due to the higher yield being earned on the funds deployed into loans compared to maintaining these funds at the FRB earning 25 basis points or investing in lower yielding investment securities.
Future increases in market interest rates are not expected to have a significant immediate favorable impact on the Corporation's net interest income at the time of such increases because of the low percentage of variable interest rate loans in the Corporation's loan portfolio and a large percentage of variable interest rate loans at interest rate floors at June 30, 2015. The percentage of variable interest rate loans, which comprised approximately 26% of the Corporation's loan portfolio at June 30, 2015, has remained relatively consistent during the twelve-month period ended June 30, 2015. Approximately two-thirds of the Corporation's variable interest rate loans were at an interest rate floor with a majority expected to remain at their floor until they mature or market interest rates rise more than 75 basis points.
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
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this report. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following schedule summarizes the Corporation's total monthly share repurchase activity for the three months ended June 30, 2015:

	Issuer Purchases of Equity Securities
Period Beginning on First Day of Month Ended	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
April 30, 2015	9,739	$31.93	—	500,000
May 31, 2015	732	30.29	—	500,000
June 30, 2015	94,666	33.73	—	500,000
Total	105,137	$33.54	—

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

3.1
Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on April 30, 2015. Here incorporated by reference.

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

CHEMICAL FINANCIAL CORPORATION

Date:	August 5, 2015	By:	/s/ David B. Ramaker
David B. Ramaker
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 5, 2015	By:	/s/ Lori A. Gwizdala
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

3.1
Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on April 30, 2015. Here incorporated by reference.

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